Form 10-Q
period 1996-03-31
PHOENIX DUFF & PHELPS CORP
filed 1996-05-15
CIK 883237

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  ____________

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-10994
                                 ______________



                 For the quarterly period ended March 31, 1996



                       PHOENIX DUFF & PHELPS CORPORATION



          DELAWARE                                          95-4191764
   (State of Incorporation)                              (I.R.S. Employer
                                                        Identification No.)


        56 Prospect St.,                                  (860) 403-5000
Hartford, Connecticut 06115-0480
(Address of principal executive offices)       (Registrant's telephone number)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No    .
                                        ---     ---



On April 30, 1996, the registrant had 43,627,741 shares of $.01 par value common stock outstanding.

              PHOENIX DUFF & PHELPS CORPORATION AND SUBSIDIARIES

                         Quarter Ended March 31, 1996

                                     Index



PART I - FINANCIAL INFORMATION:

ITEM 1.  Consolidated Financial Statements:


          Consolidated Condensed Statements of Financial Condition -          3
               March 31, 1996 and December 31, 1995

          Consolidated Statements of Income -                                 4
               Three Months Ended March 31, 1996 and
               Three Months Ended March 31, 1995

          Consolidated Condensed Statements of Cash Flows -                   5
               Three Months Ended March 31, 1996 and
               Three Months Ended March 31, 1995

          Notes to the Consolidated Financial Statements                    6-9

ITEM 2.   Management's Discussion and Analysis of:

          Results of Operations and Financial Condition                   10-12

Signatures                                                                   13

Part I.  Financial Information

Item 1.  Consolidated Financial Statements

               Phoenix Duff & Phelps Corporation and Subsidiaries
            Consolidated Condensed Statements of Financial Condition

                                                     (Unaudited)
                                                      March 31,    December 31,
                                                        1996           1995
                            Assets                        (in thousands)
Current Assets
 Cash and cash equivalents                            $ 14,711        $ 16,306
 Marketable securities, at market                        4,005           3,473
 Accounts receivable                                    30,458          32,024
 Prepaid expenses and other assets                       2,405           1,816
                                                      --------        --------
  Total current assets                                  51,579          53,619

Deferred commissions                                    13,836          13,139
Furniture, equipment and leasehold improvements, net     9,066           8,262
Intangible assets, net                                  65,710          67,089
Goodwill, net                                          162,440         163,480
Investment in Beutel, Goodman & Company Ltd.            39,362          39,730
Long-term investments and other assets                  11,953          11,300
                                                      --------        --------
  Total assets                                        $353,946        $356,619
                                                      ========        ========
Liabilities and Stockholders' Equity
Current Liabilities
 Accounts payable and accrued liabilities             $ 13,509        $ 12,317
 Payables to related parties                             2,279          10,386
 Taxes payable to related party                                          1,447
 Broker-dealer payable                                   8,277           8,520
                                                      --------        --------
  Total current liabilities                             24,065          32,670

Deferred taxes                                          30,756          30,572
Long-term debt                                          26,200          23,500
Lease obligations and other long-term liabilities        9,859          10,358
                                                      --------        --------
  Total liabilities                                     90,880          97,100
                                                      --------        --------
Contingent Liabilities

Series A Convertible Exchangeable Preferred Stock       78,057          78,029
                                                      --------        --------
Stockholders' Equity
 Common stock, $.01 par value, 100,000,000
  shares authorized, 43,627,741 and 43,563,521 shares
  issued and outstanding                                   436             436
 Additional paid-in capital                            181,753         181,700
 Retained earnings                                       3,754
 Net unrealized loss on securities available for sale     (308)           (192)
 Foreign currency translation                             (626)           (454)
                                                      --------        --------
  Total stockholders' equity                           185,009         181,490
                                                      --------        --------
  Total liabilities and stockholders' equity          $353,946        $356,619
                                                      ========        ========

       The accompanying notes are an integral part of these statements.

               Phoenix Duff & Phelps Corporation and Subsidiaries
                       Consolidated Statements of Income
                                  (Unaudited)

                                                  Three months ended March 31,
                                                      1996           1995
                                                     (in thousands, except
                                                        per share data)
Revenues
Investment management fees                            $  30,608      $  18,769
Mutual funds - ancillary fees                             4,258          4,155
Financial consulting fees                                 3,170
Underwriting fees                                           595            306
Investment research                                       1,485
Other income and fees                                     1,069            812
                                                      ---------      ---------
  Total revenues                                         41,185         24,042
                                                      ---------      ---------

Operating Expenses
Employment expenses                                      16,277          6,959
Other operating expenses                                 10,024          7,640
Depreciation and amortization of leasehold
improvements                                                510            344
Amortization of goodwill and intangible assets            2,408            466
Amortization of deferred commissions                      1,432          1,861
                                                      ---------      ---------
  Total operating expenses                               30,651         17,270
                                                      ---------      ---------
Operating Income                                         10,534          6,772
                                                      ---------      ---------

Other Income - Net                                        2,803
                                                      ---------      ---------
Interest Expense - Net

 Interest expense                                           475            638
 Interest income                                           (473)          (347)
                                                      ---------      ---------
  Total interest expense - net                                2            291
                                                      ---------      ---------

Income before income taxes                               13,335          6,481
Provision for income taxes                                6,222          3,002
                                                      ---------      ---------
Net Income                                                7,113          3,479
Series A preferred stock dividends                        1,172
                                                      ---------      ---------
Income available to common stockholders               $   5,941      $   3,479
                                                      =========      =========
Weighted average shares outstanding
 Primary                                                 43,957
 Fully diluted                                           53,760
Earnings per share
 Primary                                              $     .14
 Fully diluted                                        $     .13

        The accompaying notes are an integral part of these statements.

               Phoenix Duff & Phelps Corporation and Subsidiaries
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)

                                                   Three Months ended March 31,
                                                           1996          1995
                                                             (in thousands)

Cash flows from operating activities:
 Net income                                                 $  7,113  $  3,479
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                510       344
    Amortization of goodwill and intangible assets             2,408       466
    Amortization of deferred commissions                       1,432     1,861
    Changes in other operating assets and liabilities        (10,065)    3,156
    Unrealized appreciation
       on mutual fund investments                                (80)     (203)
                                                            --------  --------
         Net cash provided by operating activities             1,318     9,103
                                                            --------  --------
Cash flows from investing activities:
Purchase of marketable securities, net                          (452)     (271)
Sale of fixed assets                                             136
Change in long-term investments, net                            (574)
Capital expenditures                                          (1,451)     (268)
                                                            --------  --------
         Net cash used in investing activities                (2,341)     (539)
                                                            --------  --------
Cash flows from financing activities:
(Repayment) under note payable agreement                                (1,862)
Borrowing of long-term debt                                    2,700
Dividends paid                                                (3,353)
Proceeds from issuance of stock                                   81
                                                            --------  --------
         Net cash used in financing activities                  (572)   (1,862)
                                                            --------  --------
Net (decrease) increase in cash and cash equivalents          (1,595)    6,702
Cash and cash equivalents, beginning of period                16,306    11,433
                                                            --------  --------
Cash and cash equivalents, end of period                    $ 14,711  $ 18,135
                                                            ========  ========

        The accompanying notes are an integral part of these statements.

                       Phoenix Duff & Phelps Corporation
                 Notes to the Consolidated Financial Statements
                                  (Unaudited)

1.  Basis of Presentation

    The unaudited consolidated financial statements of Phoenix Duff & Phelps Corporation (PDP or the Company) included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in PDP's Annual Report incorporated by reference in PDP's Form 10-K for the year ended December 31, 1995.

    The accompanying consolidated financial statements for the first quarter of 1995 include only the accounts of Phoenix Securities Group, Inc. (PSG) and its wholly-owned subsidiaries.

2.  Organization

    As described more fully in Notes 1 and 3 to PDP's Annual Report for the year ended December 31, 1995, PDP was formed on November 1, 1995 when PSG merged into Duff & Phelps Corporation (D&P) (the Merger). Reflected in these financial statements is management's best estimate of the preliminary purchase price allocation.

3.  Dividends

    For the period ended March 31, 1996, earnings per share were computed using weighted average shares of common stock and common stock equivalents outstanding. Common stock equivalents are based on outstanding stock options under nonqualified stock option plans.

    On May 13, 1996, the Company's Board of Directors approved quarterly dividends of (1) $.05 per common share, and (2) $.375 per preferred share, payable June 10, 1996 to shareholders of record on May 29, 1996.

4.  Investment in Beutel, Goodman & Company Ltd.

    At March 31, 1996, PDP had a 49% interest in the outstanding common stock of Beutel, Goodman & Company Ltd. (BG). BG is a Canadian-based investment counseling firm with approximately $8.9 billion in assets under management at March 31, 1996. In addition, PDP held approximately $8.9 million of 8.5% BG debentures due 2003.

     The March 31, 1996 consolidated condensed statement of financial condition and income statement contain the following components related to the BG investment (in thousands):

     Statement of Financial Condition:

     Acquisition costs of investment in BG's
     common stock and debentures                                     $  39,122
     Equity in BG income                                                 1,641
     Dividends received                                                   (114)
     Amortization of BG acquisition costs                                 (661)
     Currency translation adjustments                                     (626)
                                                                     ---------
     Total BG investment                                             $  39,362
                                                                     ---------

     Statement of Income:

     Interest income - BG debentures                                 $     135
                                                                     =========


     The PDP consolidated condensed statement of financial condition contains currency translation adjustments related to the investment in BG as a component of stockholders' equity. These losses, resulting from the translation of foreign currency, are deferred and accumulated in stockholders' equity until the investment in BG is sold or substantially liquidated.

     The following reflects summarized BG financial information as of March 31, 1996 (in thousands):

     Total revenues                                  $      6,800
     Net income                                             1,900

5.   CBO Investments

     For the three months ended March 31, 1996, the Company's equity interests, inclusive of unrealized losses on securities, in the earnings of D&P CBO Partners, L.P. and Windy City CBO Partners, L.P. were zero and $409,000, respectively. The Company's undistributed earnings in investments at March 31, 1996 in D&P CBO Partners, L.P. and Windy City CBO Partners, L.P. were zero and $8.0 million, respectively. In addition, the Company received management fees of approximately $155,000 from Windy City CBO Partners, L.P. for the three month period ended March 31, 1996.

6.   First quarter 1996 compared to pro forma first quarter 1995

     PDP results from the Merger on November 1, 1995 of the businesses of PSG and D&P. The Merger was accomplished by the contribution by PM Holdings, Inc. (PSG's parent) of the businesses and substantially all of the assets of PSG to D&P in exchange for an approximately 60% interest in the combined entity. The Merger was accounted for as an acquisition of D&P by PSG using the purchase accounting method (a "reverse acquisition"). Under this accounting treatment, the first quarter 1995 financial statements include the operations of PSG prior to the Merger and do not include the operations of D&P or reflect certain adjustments associated with the Merger. Because this accounting treatment makes it difficult to analyze and compare the historical financial statements, management believes the most meaningful financial presentation for the first quarter of 1995 is on a pro forma basis.

The following pro forma financial information for the three months ended
March 31, 1995 is derived from the historical financial statements of PSG and D&P, and gives effect to the Merger of PSG and D&P and certain transactions effected by PSG and D&P in connection with the Merger. The pro forma financial information has been prepared assuming these transactions and arrangements were effected on January 1, 1995.

The financial information for the three months ended March 31, 1996 reflects actual results for the quarter. The first quarter 1995 pro forma information does not necessarily reflect the actual results that would have been obtained had the Merger taken effect on the aforementioned assumed date.

                                        Three months ended March 31,
                                      1996 - Actual    1995 - Pro forma
                                      -------------    ----------------
                                   (in thousands, except per share amounts)
Revenues                                $ 41,185           $ 39,345
                                        --------           --------

Expenses
Employee expenses                         16,277             13,533
Other operating expenses                  11,966             12,969
Amortization of goodwill and
intangible assets                          2,408              2,408
                                        --------           --------
                                          30,651             28,910
                                        --------           --------
Operating income                          10,534             10,435

Other income - net                         2,803                527

Interest expense - net                         2                (87)
                                        --------           --------

Income before income taxes                13,335             11,049

Provision for income taxes                 6,222              4,911
                                        --------           --------

Net income                              $  7,113           $  6,138
                                        ========           ========

Earnings per common and common
equivalent share

          Primary                       $   0.14           $   0.11
          Assuming full dilution        $   0.13


7.   Recent Accounting Pronouncements

     Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", was adopted by PDP in 1996. SFAS No. 121 mandates specific methodologies to be used for identifying and measuring the impairment of long-lived assets. Management has determined that the adoption of SFAS No. 121 has not materially impacted the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Assets Under Management
- - -----------------------

As of March 31, 1996, Phoenix Duff & Phelps had $34.3 billion of assets under management, down .6% from March 31, 1995, on a pro forma basis. Since the revenues of the Company are substantially based upon assets under management, this information is important to an understanding of the business.


                           Pro Forma     Actual        Actual
                           March 31,   December 31,   March 31,
                             1995         1995          1996
Open-end mutual funds     $ 10,036      $ 11,141      $ 11,508
Closed-end funds             2,715         3,056         2,844
Institutional               15,956        14,626        13,442
General account              5,810         6,223         6,501
                          --------      --------      --------
                          $ 34,517      $ 35,046      $ 34,295
                          ========      ========      ========

Three Months Ended March 31, 1996 Compared with Three Months Ended March 31,
- - ----------------------------------------------------------------------------
1995 - Historical
- - ------------------

The historical financial statements reflect the results of operations of PSG only for the first quarter of 1995 and the consolidated results of the Company for the first quarter of 1996.

Revenues for the three months ended March 31, 1996 were $41.2 million, a $17.1 million (71%) increase from the corresponding period in 1995 reflecting the inclusion of $15.8 million of D&P's revenues in 1996 and a $1.3 million increase in PSG's revenues resulting principally from increased average assets under management on which investment management fees are generated.

Operating expenses for the three months ended March 31, 1996 of $30.7 million increased by $13.4 million (77%) over the corresponding period in 1995 reflecting the inclusion of $11.8 million of D&P's expenses in 1996. PSG's expenses in 1996 increased $1.6 million over the same period in 1995 principally from increased employment expenses resulting in large part from increased sales based and performance based compensation and annual salary adjustments.

Operating income increased $3.8 million (56%) to $10.5 million for the three months ended March 31, 1996 compared to the same period in 1995 as a result of the changes discussed above.

Net income in the first quarter of 1996 of $7.1 million reflects an increase of $3.6 million (104%) over the same period in 1995 resulting from the effects of the increased operating income discussed above and increased non operating income resulting particularly from the company's share of the earnings of Duff & Phelps/Inverness LLC joint venture income of $1.5 million in the first quarter of 1995 relating to the recognition of the joint venture's advisory fee income on a significant first quarter transaction. The change in the effective tax rate was negligible.

Three Months Ended March 31, 1996 Compared with Three Months Ended March 31,
- - ----------------------------------------------------------------------------
1995 - Pro Forma (See Note 6.)
- - ------------------------------

Management and advisory fees of $30.6 million for the three months ended March 31, 1996 were up $1.0 million (3%) over the pro forma results of $29.6 million for the same period a year ago as a result of higher overall assets under management in the open-end and closed-end mutual funds and the Phoenix Home Life Mutual Insurance Company (PHL) general account primarily due to investment performance which was offset, in part, by the loss of certain institutional accounts and related revenues. The most significant account loss (and one which was known at the time of the Merger) was the AAL Mutual Funds which generated revenues for the Company of $900,000 for the first quarter of 1995. Financial consulting fees earned by Duff & Phelps Capital Markets Co. for the three months ended March 31, 1996 of $3.2 million were $795,000 (33%) higher than $2.4 million earned in the same period a year ago. Underwriting and other securities revenues were up by $289,000 for the three months ended March 31, 1996 compared to the three months ended March 31, 1995 and research revenues were lower by $83,000 for the same periods.

Compensation and employee benefits of $16.3 million for the first quarter of 1996 were up $2.7 million (20%) over the first quarter of 1995 in part due to increased bonus payments and accruals in 1996 compared to 1995 of $1.3 million, (including certain guaranteed bonuses), and an increase in compensation, related taxes and benefits for Duff & Phelps Securities Co. and Phoenix Equity Planning Co. (PEPCO). The majority of Duff & Phelps Securities Co.'s staff was hired after the first quarter of 1995. PEPCO has increased its marketing and distribution staff and has experienced an increase in sales based compensation.

Other operating expenses were essentially the same in total for the two quarters being compared, however; there were reductions of certain charges for services previously provided by PHL to PSG of $1.4 million which were offset by increases in operating expenses related to Duff & Phelps Securities Co. and to new marketing and distribution initiatives for PEPCO.

Amortization of goodwill and intangible assets of $2.4 million for the three months ended March 31, 1996 and 1995 is a non-cash expense.

Operating income of $10.5 million for the three months ended March 31, 1996 is up by $99,000 (1%) from the same period a year ago due to increased revenues of $1.8 million offset by increased compensation, amortization and other operating expenses as discussed above.

Other income of $2.8 million for the three months ended March 31, 1996 is up by $2.3 million due to the company's share of the earnings of Duff & Phelps/Inverness LLC joint venture income of $1.5 million in the first quarter of 1995 relating to the recognition of the joint venture's advisory fee income on a significant first quarter transaction. Additional income of $524,000 relating to Windy City CBO Partners, L.P. was realized for the first quarter of 1996 compared to a loss of $25,000 for the same period in 1995. Income from the investment in Beutel, Goodman & Company Ltd. was $684,000, net of amortization, for the first quarter of 1996 compared to $494,000 for the same period a year ago.

Interest expense for the three months ended March 31, 1996 of $475,000 was $225,000 less than the same period in the prior year due to the reduced amount of outstanding balances on the revolving loan facility. Interest income of $473,000 is $314,000 less than a year ago principally due to the reduced amount of BG debentures and to lower average investable cash balances.

The provision for income taxes of $6.2 million for the three months ended March 31, 1996 was $1.3 million higher than the same period a year ago due to higher pre-tax income and an effective rate increase to 46.7% from 44.4% for 1996 and 1995, respectively.

Net income of $7.1 million for the first quarter of 1996 was up by $1.0 million (16%) from the first quarter of 1995.

Liquidity and Capital Resources
- - -------------------------------

PDP has $14.7 million of cash and cash equivalents at March 31, 1996. The cash is available for general corporate purposes including the financing of brokers' commissions with respect to sales of mutual funds distributed without a front-end load.

The Company's bank credit agreement provides for a $40.0 million, three-year revolving credit facility. As of March 31, 1996, $26.2 million was outstanding. The credit agreement contains financial and operating covenants including, among other provisions, requirements that the Company maintain certain financial ratios and satisfy certain financial tests, restrictions on the ability to incur indebtedness, and limitations on the amount of the Company's capital expenditures. Commitment fees are accrued on the unused facility at a rate of
 .25% per annum and are paid quarterly.

The Company believes that funds from operations and amounts available under the credit agreement will provide adequate liquidity for the foreseeable future.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       Phoenix Duff & Phelps Corporation

                       /s/ Francis E. Jeffries
May 15, 1996           ---------------------------------------------
                       Francis E. Jeffries, Chairman


                       /s/ Philip R. McLoughlin
May 15, 1996           ---------------------------------------------
                       Philip R. McLoughlin, Vice Chairman and CEO


                       /s/ William R. Moyer
May 15, 1996           --------------------------------------------
                       William R. Moyer, Chief Financial Officer