Form 10-Q
period 1996-06-30
PHOENIX DUFF & PHELPS CORP
filed 1996-08-14
CIK 883237

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          ____________

                           FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                 Commission file number 1-10994

                         ______________



         For the quarterly period ended June 30, 1996



               PHOENIX DUFF & PHELPS CORPORATION








            DELAWARE                                       95-4191764
    (State of Incorporation)                           (I.R.S. Employer
                                                     Identification No.)


           56 Prospect St.,
  Hartford,Connecticut  06115-0480                     (860)403-5000
  (Address of principal executive offices)    (Registrant's telephone number)



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been been subject to such filing requirements for the past
  90 days. Yes X   No
              ---    ---


 On July 31, 1996, the registrant had 43,881,916 shares of $.01 par value common stock outstanding.

            PHOENIX DUFF & PHELPS CORPORATION AND SUBSIDIARIES

                       Quarter Ended June 30, 1996

                                   Index





PART I - FINANCIAL INFORMATION:

ITEM 1.   Consolidated Financial Statements:

          Consolidated Condensed Statements of Financial Condition           3
               June 30, 1996 and December 31, 1995

          Consolidated Statements of Income -                                4
               Three Months Ended June 30, 1996 and
               Three Months Ended June 30, 1995

          Consolidated Statements of Income -                                5
               Six Months Ended June 30, 1996 and
               Six Months Ended June 30, 1995

          Consolidated Condensed Statements of Cash Flows -                  6
               Six Months Ended June 30, 1996 and
               Six Months Ended June 30, 1995

          Notes to the Consolidated Financial Statements                   7-9

ITEM 2.   Management's Discussion and Analysis of:

          Results of Operations and Financial Condition                  10-13

PART II - OTHER INFORMATION:

ITEM 4.   Submission of Matters to a Vote of Security Holders               14

          Signatures                                                        14

ITEM 6.   EXHIBIT AND REPORTS OF FORM 8K

          Exhibit 27 - Financial Data Schedule

Part I.   Financial Information

Item 1.   Consolidated Financial Statements

       Phoenix Duff & Phelps Corporation and Subsidiaries
    Consolidated Condensed Statements of Financial Condition
                      (In thousands)

                                                      (Unaudited)
                                                       June 30, December 31,
                                                         1996          1995
                       Assets
Current Assets
 Cash and cash equivalents                            $  14,538      $  16,306
 Marketable securities, at market                         3,895          3,473
 Accounts receivable                                     27,977         32,024
 Prepaid expenses and other assets                        2,954          1,816
                                                      ---------      ---------
  Total current assets                                   49,364         53,619

Deferred commissions                                     16,818         13,139
Furniture, equipment and leasehold improvements, net      8,677          8,262
Goodwill and intangible assets, net                     232,427        230,569
Investment in Beutel, Goodman & Company Ltd.             37,250         39,730
Long-term investments and other assets                   12,366         11,300
                                                      ---------      ---------
  Total assets                                        $ 356,902      $ 356,619
                                                      =========      =========
Liabilities and Stockholders' Equity
Current Liabilities
 Accounts payable and accrued liabilities             $  11,495      $  12,317
 Payables to related parties                              3,609         11,833
 Broker-dealer payable                                    8,247          8,520
                                                      ---------      ---------
  Total current liabilities                              23,351         32,670

Deferred taxes                                           31,480         30,572
Long-term debt                                           25,100         23,500
Lease obligations and other long-term liabilities         9,035         10,358
                                                      ---------      ---------
  Total liabilities                                      88,966         97,100
                                                      ---------      ---------

Contingent Liabilities

Series A Convertible Exchangeable Preferred Stock        78,320         78,029
                                                      ---------      ---------
Stockholders' Equity
 Common stock, $.01 par value, 100,000,000
  shares authorized, 43,723,521 and 43,563,521 shares
  issued and outstanding                                    437            436
 Additional paid-in capital                             183,123        181,700
 Retained earnings                                        6,995
 Net unrealized loss on securities available for sale      (411)          (192)
 Foreign currency translation                              (528)          (454)
                                                      ---------      ---------
  Total stockholders' equity                            189,616        181,490
                                                      ---------      ---------
  Total liabilities and stockholders' equity          $ 356,902      $ 356,619
                                                      =========      =========

            The accompanying notes are an integral part of these statements.
                                       3

              Phoenix Duff & Phelps Corporation and Subsidiaries
                       Consolidated Statements of Income
                                (Unaudited)
                      (In thousands, except per share data)


                                                   Three months ended June 30,
                                                         1996           1995
Revenues
Investment management fees                            $  29,691      $  19,429
Mutual funds - ancillary fees                             4,550          4,279
Financial consulting fees                                 1,880
Underwriting fees                                           772            279
Investment research and securities revenue                1,164
Other income and fees                                     1,070          1,046
                                                      ---------      ---------
  Total revenues                                         39,127         25,033
                                                      ---------      ---------

Operating Expenses
Employment expenses                                      15,911          7,191
Other operating expenses                                  9,989          8,091
Depreciation and amortization of
 leasehold improvements                                     574            176
Amortization of goodwill and intangible assets            2,422            466
Amortization of deferred commissions                      1,192          2,241
                                                      ---------      ---------
  Total operating expenses                               30,088         18,165
                                                      ---------      ---------

Operating Income                                          9,039          6,868
                                                      ---------      ---------

Other Income - Net                                          710
                                                      ---------      ---------
Interest Expense - Net
Interest expense                                            435            569
Interest income                                            (508)          (373)
                                                      ---------      ---------
 Total interest expense - net                               (73)           196
                                                      ---------      ---------
Income before income taxes                                9,822          6,672
Provision for income taxes                                3,230          3,091
                                                      ---------      ---------
Net Income                                                6,592          3,581

Series A preferred stock dividends                        1,173
                                                      ---------      ---------
Income available to common stockholders               $   5,419      $   3,581
                                                      =========      =========
Weighted average shares outstanding
 Primary                                                 44,263
 Fully diluted                                           54,125

Earnings per share
 Primary                                              $     .12
 Fully diluted                                        $     .12

        The accompanying notes are an integral part of these statements.
                                       4

              Phoenix Duff & Phelps Corporation and Subsidiaries
                      Consolidated Statements of Income
                                 (Unaudited)
                    (In thousands, except per share data)

                                                     Six months ended June 30,
                                                         1996           1995
Revenues
Investment management fees                            $  60,299      $  38,198
Mutual funds - ancillary fees                             8,808          8,434
Financial consulting fees                                 5,050
Underwriting fees                                         1,367            585
Investment research and securities revenue                2,649
Other income and fees                                     2,139          1,858
                                                      ---------      ---------
  Total revenues                                         80,312         49,075
                                                      ---------      ---------
Operating Expenses
Employment expenses                                      32,188         14,150
Other operating expenses                                 20,013         15,849
Depreciation and amortization of
 leasehold improvements                                   1,084            402
Amortization of goodwill and intangible assets            4,830            932
Amortization of deferred commissions                      2,624          4,102
                                                      ---------      ---------
   Total operating expenses                              60,739         35,435
                                                      ---------      ---------
Operating Income                                         19,573         13,640
                                                      ---------      ---------

Other Income - Net                                        3,513
                                                      ---------      ---------
Interest Expense - Net
Interest expense                                            910          1,207
Interest income                                            (981)          (720)
                                                      ---------      ---------
   Total interest expense - net                             (71)           487
                                                      ---------      ---------

Income before income taxes                               23,157         13,153
Provision for income taxes                                9,452          6,093
                                                      ---------      ---------
Net Income                                               13,705          7,060

Series A preferred stock dividends                        2,345
                                                      ---------      ---------
Income available to common stockholders               $  11,360      $   7,060
                                                      =========      =========

Weighted average shares outstanding
   Primary                                               44,258
   Fully diluted                                         54,122

Earnings per share
   Primary                                            $     .26
   Fully diluted                                      $     .25

        The accompanying notes are an integral part of these statements.
                                      5

       Phoenix Duff & Phelps Corporation and Subsidiaries
        Consolidated Condensed Statements of Cash Flows
                            (Unaudited)
                           (In thousands)

                                                     Six months ended June 30,
                                                          1996         1995
Cash flows from operating activities:
 Net income                                           $  13,705      $   7,060
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                         1,084            402
    Amortization of goodwill and intangible assets        4,830            932
    Amortization of deferred commissions                  2,624          4,102
    Payment of deferred commissions                      (6,303)        (1,985)
    Changes in other operating assets and liabilities    (8,918)        (1,979)
    Unrealized (appreciation) depreciation
     on mutual fund investments                              64           (213)
                                                      ---------      ---------
      Net cash provided by operating activities           7,086          8,319
                                                      ---------      ---------
Cash flows from investing activities:
Duff & Phelps Capital Markets transaction                (2,970)
Purchase of marketable securities, net                     (486)          (184)
Change in long-term investments, net                      1,120
Capital expenditures, net                                (2,075)          (416)
                                                      ---------      ---------
 Net cash used in investing activities                   (4,411)          (600)
                                                      ---------      ---------

Cash flows from financing activities:
Repayment under note payable agreement                                  (4,794)
Borrowing of long-term debt                               1,600
Dividends paid                                           (6,709)
Proceeds from issuance of stock                             666
                                                      ---------      ---------
 Net cash used in financing activities                   (4,443)        (4,794)
                                                      ---------      ---------
Net (decrease) increase in cash and cash equivalents     (1,768)         2,925
Cash and cash equivalents, beginning of period           16,306         11,433
                                                      ---------      ---------
Cash and cash equivalents, end of period              $  14,538      $  14,358
                                                      =========      =========

        The accompanying notes are an integral part of these statements.

            Phoenix Duff & Phelps Corporation and Subsidiaries
              Notes to the Consolidated Financial Statements
                              (Unaudited)

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

   The accompanying consolidated financial statements for the second quarter and six months of 1995 include only the accounts of Phoenix Securities Group, Inc. (PSG) and its wholly-owned subsidiaries.

2. Organization

   As described more fully in Notes 1 and 3 to PDP's Annual Report for the year ended December 31, 1995, PDP was formed on November 1, 1995 when PSG merged into Duff & Phelps Corporation (D&P) (the Merger). The transaction has been accounted for as a purchase of D&P by PSG and these financial statements reflect management's current estimate of the purchase price allocation which is in the process of being finalized.

3. Dividends

   For the period ended June 30, 1996, earnings per share were computed using weighted average shares of common stock and common stock equivalents outstanding. Common stock equivalents are based on outstanding stock options under nonqualified stock option plans.

   On August 6, 1996, the Company's Board of Directors approved quarterly dividends of $.05 per common share and $.375 per preferred share, payable September 10, 1996 to stockholders of record on August 29, 1996.

4. Investment in Beutel, Goodman & Company Ltd.

   At June 30, 1996, PDP had a 49% interest in the outstanding common stock of Beutel, Goodman & Company Ltd. (BG). BG is a Canadian-based investment counseling firm with approximately $8.9 billion in assets under management at June 30, 1996. In addition, PDP held approximately $5.9 million of 8.5% BG debentures due 2003.

   The June 30, 1996 consolidated condensed statement of financial condition and income statement contain the following components related to the BG investment (in thousands):

   Statement of Financial Condition:

   Acquisition costs of investment in BG's
     common stock and debentures                      $  36,578
   Equity in BG net income                                2,294
   Dividends received                                      (171)
   Amortization of BG acquisition costs                    (923)
   Currency translation adjustments                        (528)
                                                      ---------
        Total BG investment                           $  37,250
                                                      ---------

   Statement of Income:

       Interest income - BG debentures                $     298
                                                      =========

The PDP consolidated condensed statement of financial condition contains currency translation adjustments, related to the investment in BG, as a component of stockholders' equity. These losses, resulting from the translation of foreign currency, are deferred and accumulated in stockholders' equity until the investment in BG is sold or substantially liquidated.

 The following reflects summarized BG financial information for the six months ended June 30, 1996 (in thousands):

   Total revenues                                     $  14,000
   Net income                                             3,300

5. CBO Investments

   For the six months ended June 30, 1996, the Company's equity interests, inclusive of unrealized losses on securities, in the earnings of D&P CBO Partners, L.P. and Windy City CBO Partners, L.P. (WCCBO) were zero and $622,000, respectively. The Company's undistributed earnings in investments at June 30, 1996 in D&P CBO Partners, L.P.
   and Windy City CBO Partners, L.P. were zero and $8.0 million, respectively. In addition, the Company received management fees of approximately $271,000 from Windy City CBO Partners, L.P. for the six month period ended June 30, 1996.

6. Capital Markets

   On May 14, 1996 the Company announced that it was exiting the fee based investment research and financial consulting business. Substantially all of the fee based investment research activities were immediately closed and on July 1, 1996 the Company completed the sale of certain assets of the financial consulting and underwriting businesses to several former key executives. The divestitures were contemplated at the time of the Merger. The financial effects of these divestitures were treated as adjustments to the purchase price relating to the Merger.

7. Second quarter 1996 compared to pro forma second quarter 1995

   PDP results from the Merger on November 1, 1995 of the businesses of PSG and D&P. The Merger was accomplished by the contribution by PM Holdings, Inc. (PSG's parent) of the businesses and substantially all of the assets of PSG to D&P in exchange for an approximately 60% interest in the combined entity. The Merger was accounted for as an acquisition of D&P by PSG using the purchase accounting method (a "reverse acquisition"). Under this accounting treatment, the 1995 financial statements include the operations of PSG prior to the Merger and do not include the operations of D&P or reflect certain adjustments associated with the Merger. Because this accounting treatment makes it difficult to analyze and compare the historical financial statements, management believes the most meaningful financial presentation for the second quarter, and first six months of 1995 is on a pro forma basis.

   The following pro forma financial information for the three and six months ended June 30, 1995 is derived from the historical financial statements of PSG and D&P, and gives effect to the Merger of PSG and D&P and certain transactions effected by PSG and D&P in connection with the Merger. The pro forma financial information has been prepared assuming these transactions and arrangements were effected on January 1, 1995.

   The financial information for the three and six months ended June 30, 1996 reflect actual results for the periods. The 1995 pro forma information does not necessarily reflect the actual results that would have been obtained had the Merger taken effect on the aforementioned assumed date.

                                   Three months ended         Six months ended
                                        June 30,                 June 30,
                                    1996       1995          1996        1995
                                   Actual    Pro Forma      Actual    Pro Forma
                                   --------------------     -------------------
                                      (in thousands, except per share amounts)
   Revenues                        $  39,127  $  41,071    $  80,312  $  80,416
                                   ---------  ---------    ---------  ---------
   Expenses
   Employment expenses                15,911     14,380       32,188     27,913
   Other expenses                     11,755     13,590       23,721     26,559
   Amortization of goodwill
    and intangible assets              2,422      2,422        4,830      4,830
                                   ---------  ---------    ---------  ---------
                                      30,088     30,392       60,739     59,302
                                   ---------  ---------    ---------  ---------
   Operating Income                    9,039     10,679       19,573     21,114

   Other Income - Net                    710        825        3,513      1,352

   Interest Expense - Net                (73)       (44)         (71)      (131)
                                   ---------  ---------    ---------  ---------

   Income before income taxes          9,822     11,548       23,157     22,597

   Provision for income taxes          3,230      5,020        9,452      9,931
                                   ---------  ---------    ---------   --------

   Net Income                      $   6,592  $   6,528    $  13,705  $  12,666
                                   =========  =========    =========  =========

   Earnings per common and common
    equivalent share

          Primary                  $    0.12  $   0.12     $    0.26  $    0.24
          Assuming full dilution   $    0.12  $   0.12     $    0.25


8. Recent Accounting Pronouncement

   Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", was adopted by PDP in 1996. SFAS No. 121 mandates specific methodologies to be used for identifying and measuring the impairment of long-lived assets. Management has determined that the adoption of SFAS No. 121 did not materially impact the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Assets Under Management
- ------------------------

At June 30, 1996, Phoenix Duff & Phelps had $34.1 billion of assets under management, down $2.2 billion (6.0%) from June 30, 1995, on a pro forma basis and $227 million (.7%) from March 31, 1996. Since the revenues of the Company are substantially based upon assets under management this information is important to an understanding of the business.

                         Pro Forma     Actual       Actual        Actual
                          June 30,  December 31,   March 31,     June 30,
                           1995        1995          1996          1996
Open-end mutual funds   $  10,501    $  11,141    $  11,508    $  11,664
Closed-end funds            2,827        3,056        2,844        2,949
Institutional              16,895       14,626       13,442       12,860
General account             6,018        6,223        6,501        6,595
                        ---------    ---------    ---------    ---------
                        $  36,241    $  35,046    $  34,295    $  34,068
                        =========    =========    =========    =========

Three Months Ended June 30, 1996 Compared With Three Months Ended
- -----------------------------------------------------------------
June 30, 1995 - Historical
- --------------------------

The historical financial statements reflect the results of operations of PSG only for the second quarter of 1995 and the consolidated results of the Company for the second quarter of 1996.

Revenues for the three months ended June 30, 1996 were $39.1 million, a $14.1 million (56%) increase from the $25.0 million in revenues for the corresponding period in 1995 reflecting the inclusion of $14.1 million of D&P's revenues in 1996.

Operating expenses for the three months ended June 30, 1996 of $30.1 million increased by $11.9 million (66%) from $18.2 million for the corresponding period in 1995 reflecting the inclusion of $10.3 million of D&P's operating expenses in 1996. PSG's operating expenses increased $1.6 million for the three months ended June 30, 1996 over the same period in 1995. PSG's employment expenses increased $1.5 million principally due to increased sales based and performance based compensation and annual salary adjustments. Amortization of goodwill and intangible assets, a non-cash expense, increased $1.6 million in the second quarter of 1996 reflecting amortization of goodwill and intangible assets resulting from the Merger. These increases were offset principally by decreases in PSG's other operating expenses ($803,000) and amortization of deferred commissions ($1.0 million).

Operating income increased $2.2 million (32%) to $9.0 million for the three months ended June 30, 1996 compared to the same period in 1995 as a result of the changes discussed above.

Net income of $6.6 million in the second quarter of 1996 reflects an increase of $3.0 million (84%) over the same period in 1995 resulting from the effects of the increased operating income and expenses, as discussed above, and a decrease in interest expense of $134,000 reflecting the difference in interest charged in 1995 on PSG's note payable, which was converted to stock at the time of the Merger, and that charged in 1996 on the revolving credit facility.
The effective tax rate decreased from 46% in the second quarter of 1995 to 33% in 1996 principally as a result af change enacted by the state of Connecticut in May 1996 which modified the method of apportioning income for investment advisors. The change was retroactive to January 1, 1996.

Six Months Ended June 30, 1996 Compared with Six Months Ended June 30,
- -----------------------------------------------------------------------
1995 - Historical
- -----------------
The historical financial statements reflect the results of operations of PSG only for the six months ended June 30, 1995 and the consolidated results of the Company for the same period in 1996.

Revenues for the six months ended June 30, 1996 were $80.3 million, a $31.2 million (64%) increase from the $49.1 million for the corresponding period in 1995 reflecting the inclusion of $29.9 million of D&P's revenues in 1996 and a $1.3 million increase in PSG's revenues resulting principally from increased fees earned managing Phoenix Home Life Mutual Insurance Company's (PHL) general account and PHL sponsored variable products
($1.5 million), offset in part by the loss of certain institutional accounts.

Operating expenses for the six months ended June 30, 1996 of $60.7 million increased by $25.3 million (71%) from $35.4 million from the corresponding period in 1995 reflecting the inclusion of $22.2 million of D&P's operating expenses in 1996. PSG's expenses increased by $3.1 million in 1996 over the same period in 1995. PSG had increased employment expenses of $3.1 million related, in part, to sales based and performance based incentive compensation. Amortization of goodwill and intangible assets, a non-cash expense, increased $3.2 million as a result of the Merger. Offsetting these increases were reductions in other operating expenses relating to cost savings achieved by the Merger and reduced amortization of deferred commissions.

Operating income increased $5.9 million (43%) to $19.6 million for the six months ended June 30, 1996 compared to the same period in 1995 as a result of the changes discussed above.

Net income for the six months ended June 30, 1996 of $13.7 million reflects an increase of $6.6 million (93%) over the $7.1 million for the same period in 1995, resulting from the effects of the increased operating income and expenses, as discussed above. In addition, interest expense decreased in 1996, when interest was charged on the revolving credit facility, as compared to 1995 when interest was charged on PSG's note payable which was converted to preferred stock at the time of the Merger. The effective tax rate decreased from 46% for the first six months of 1995 to 41% in 1996 as a result of a change in the tax law enacted by the state of Connecticut in May of 1996 which modified the method of apportioning income for investment advisors.
This change was retroactive to January 1, 1996.

Three Months Ended June 30, 1996 Compared With Three Months Ended June 30,
- --------------------------------------------------------------------------
1995 - Pro Forma (See Note 7)
- ------------------------------

Investment management fees of $29.7 million for the three months ended
June 30, 1996 were down $1.0 million (3%) over the pro forma results of $30.7 million for the same period a year ago as a result of lower overall assets under management due principally to the loss of certain institutional accounts. The most significant account loss (and one that was known at the time of the Merger) was the AAL Mutual Funds account which generated fees for the Company of approximately $1.0 million in the second quarter of 1995.

Financial consulting fees of $1.9 million earned by Duff & Phelps Capital Markets Co. for the three months ended June 30, 1996 were $760,000 lower than the $2.6 million earned in 1995. This reduction was the result of a decrease in consulting activities at Duff & Phelps Capital Markets Co. after it was announced on May 14, 1996 that the consulting business was being sold to certain key executives of Duff & Phelps Capital Markets Co. This sale was contemplated at the time of the Merger.
(See Note 6 to the financial statements.)

Investment research and securities revenues of $1.2 million decreased $361,000 (24%) for the three months ended June 30, 1996 as compared to $1.5 million for the same period in the prior year primarily as a result of the fee based investment research and securities businesses being closed down in May of 1996.

Underwriting fees of $772,000 for the second quarter of 1996 were up by $414,000 from $358,000 for the same period in 1995 as a result of increased sales of retail mutual funds and securities underwriting.

Employment expenses of $15.9 million for the second quarter of 1996 were up $1.5 million (11%) over the second quarter of 1995 as a result of increased sales based incentive compensation due to the aforementioned increased sales of mutual funds, the expansion of the sales force and the effect of salary adjustments. In addition, certain costs associated with data processing activities previously performed by PHL personnel, and which were charged to the Company as an administrative cost and included in other operating expenses, are included in employment expenses in 1996 as these activities are now performed by Company personnel. The costs associated with these data processing activities were approximately $500,000 in the second quarter of 1996. The increases in employment expenses were offset, in part, by the decreases in commissions, payroll and bonus costs for the employees of Duff & Phelps Capital Markets Co., Duff & Phelps Securities Co., and Duff & Phelps Investment Research. As discussed previously, the financial consulting and underwriting businesses of Duff & Phelps Capital Markets Co. were sold to former key executives, and the fee based research operations were discontinued on May 14, 1996.

Other operating expenses decreased $1.0 million (9%) to $10.0 million in the second quarter of 1996 from $11.0 million for the second quarter of 1995.
The decrease is attributable, in part, to approximately $500,000 less in data processing costs in the second quarter of 1996 as compared to the same period in 1995 due to the change discussed above. The remaining reduction can be attributed to $1.0 million in costs savings achieved in Chicago including savings related to the divestiture of Duff & Phelps Capital Markets. These decreases were partially offset by an increase of $250,000 in the cost for sales seminars and training in the second quarter of 1996. Amortization of deferred commissions of $1.2 million for the second quarter of 1996 was down $1.0 million from the second quarter of 1995.

Other Income - Net of $710,000 for the second quarter of 1996 declined $115,000 as compared to the same period in 1995 due, in large part, to a net decrease in the equity income earned by the Company on its investments in WCCBO and BG.

The provision for income taxes of $3.2 million for the second quarter of 1996 declined by $1.8 million from the second quarter of 1995. This decline is attributable to a change enacted by the state of Connecticut in May of 1996, in the method of apportioning income for investment advisors, which resulted in a decline in the Company's effective tax rate from 43% for the second quarter of 1995 to 33% for the second quarter of 1996. The change was retroactive to January 1, 1996, and the six month effect was recognized in the second quarter of 1996.

Six Months Ended June 30, 1996 Compared with Six Months Ended June 30,
- ----------------------------------------------------------------------
1995 - Pro Forma (See Note 7.)
- ------------------------------
Investment management fees of $60.3 million for the six months ended
June 30, 1996 were consistent with the pro forma results of $60.4 million for the same period in 1995. Investment management fees remained consistent in spite of reduced fees related to the loss of the AAL Mutual Funds account, which generated $1.9 million in fees in the first six months of 1995, due to increased fees earned for managing PHL's general account and PHL sponsored variable products of $1.5 million.

Financial consulting fees of $5.0 million earned by Duff & Phelps Capital Markets Co. for the six months ended June 30, 1996 were consistent with the fees earned during the same period a year ago. Reduced fees in the second quarter of 1996, resulting from the decrease in consulting activities at Duff & Phelps Capital Markets Co., certain assets of which were subsequently sold on July 1, 1996, offset the gains realized in the first quarter of 1996.

Investment research and securities revenues of $2.7 million decreased $440,000 (14%) for the six months ended June 30, 1996 as compared to $3.1 million for the same period in the prior year primarily as a result of the closure, in May of 1996, of the fee based investment research and securities businesses.

Underwriting fees of $1.4 million for the six months ended June 30, 1996 were up $700,000 from $665,000 in the first six months of 1995 due to increased sales of retail mutual funds and securities underwriting.

Other income and fees of $2.1 million in the first six months of 1996 were down $700,000 from $2.8 million for the same period in 1995 as a result of a reduction in redemption income.

Employment expenses of $32.2 million for the six months ended June 30, 1996 were up $4.3 million (15%) over the first six months of 1995. This increase resulted from the previously discussed inclusion of $1.0 million in payroll costs associated with data processing activities, increased sales based and performance based incentive compensation of $1.3 million as well as annual salary adjustments for the Company's employees.

Other operating expenses decreased $1.6 million from $21.6 million for the first six months of 1995 to $20.0 million in 1996. As previously discussed, the Company experienced a decrease in administrative costs, related to data processing, of approximately $1.0 million. In addition, there were decreases in professional fees and other service costs, and 1995 included a nonrecurring bad debt expense of $419,000.

Depreciation, a non-cash expense, increased by $228,000 from $856,000 for the period ended June 30, 1995 compared to $1.1 million in the first half of 1996 due to the Company's January 1, 1996 purchase of assets from PHL.

Amortization of deferred commissions of $2.6 million for the six months ended June 30, 1996 was down $1.5 million from the same period in 1995.

Other Income - Net of $3.5 million for the six months ended June 30, 1996 increased $2.2 million as compared to the same period in 1995 due to the Company's share of the earnings of Duff & Phelps/Inverness LLC joint venture income of $1.5 million in the first quarter of 1996 relating to the recognition of the joint venture's advisory fee income on a significant first quarter transaction and an increase in the equity income earned from WCCBO and BG.

The provision for income taxes of $9.5 million for the six months ended
June 30, 1996 declined $479,000 from the same period in 1995. This reduction is attributable to the change in Connecticut tax law (previously discussed), which essentially reduced the Company's overall effective state income tax rate, offset in part by a $560,000 increase in pretax earnings.


Liquidity and Capital Resources
- -------------------------------

PDP has $14.5 million of cash and cash equivalents at June 30, 1996. The cash is available for general corporate purposes including the financing of brokers' commissions with respect to sales of mutual funds distributed without a front-end load.

The Company's bank credit agreement provides for a $40.0 million, three year revolving credit facility. As of June 30, 1996, $25.1 million was outstanding. The credit agreement contains financial and operating covenants, with which the Company is in compliance, including, among other provisions, requirements that the Company maintain certain financial ratios and satisfy certain financial tests, restrictions on the ability to incur indebtedness, and limitations on the amount of the Company's capital expenditures. Commitment fees are accrued on the unused facility at a rate of .25% per annum and are paid quarterly.

The Company believes that funds from operations and amounts available under the credit agreement will provide adequate liquidity for the foreseeable future.

Part II - Other Information


Item 4: Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders of the registrant was held
May 13, 1996 for the election of directors.

(b) The following persons were re-elected Directors of the registrant and each continued to hold office after the meeting:

                        John T. Anderson
                        Richard H. Booth
                        Glen D. Churchill
                        Robert W. Fiondella
                        Martin J. Gavin
                        Chester A. Gougis
                        Michael E. Haylon
                        Francis E. Jeffries
                        Marilyn E. LaMarche
                        Edward P. Lyons
                        Philip R. McLoughlin
                        James M. Oates
                        Calvin J. Pedersen
                        Wayne C. Stevens
                        Donna F. Tuttle
                        Ferdinand Verdonck
                        David A. Williams

(c) The election of directors was the only matter submitted to vote of the shareholders. The results of that vote are as follows:

Candidate:                 For:     Against/Withheld:   Abstain/Nonvote:
- --------                   ----     ----------------    ----------------

John T. Anderson        40,320,782       74,002                0
Richard H. Booth        40,330,782       64,002                0
Glen D. Churchill       40,320,782       74,002                0
Robert W. Fiondella     40,330,782       64,002                0
Martin J. Gavin         40,330,782       64,002                0
Chester A. Gougis       40,320,782       74,002                0
Michael E. Haylon       40,330,782       64,002                0
Francis E. Jeffries     40,330,782       64,002                0
Marilyn E. LaMarche     40,330,782       64,002                0
Edward P. Lyons         40,330,782       64,002                0
Philip R. McLoughlin    40,330,782       64,002                0
James M. Oates          40,330,782       64,002                0
Calvin J. Pedersen      40,330,782       64,002                0
Wayne C. Stevens        40,320,782       74,002                0
Donna F. Tuttle         40,330,782       64,002                0
Ferdinand Verdonck      40,330,782       64,002                0
David A. Williams       40,330,782       64,002                0


                        Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Phoenix Duff & Phelps Corporation


                                /S/Francis E. Jeffries
August 14, 1996                -----------------------------------------------
                                Francis E. Jeffries, Chairman

                                /S/Philip R. Mcloughlin
August 14, 1996                -----------------------------------------------
                                Philip R. McLoughlin, Vice Chairman and CEO

                                /S/William R. Moyer
August 14, 1996                -----------------------------------------------
                                William R. Moyer, Chief Financial Officer