Form 10-Q
period 1996-09-30
PHOENIX DUFF & PHELPS CORP
filed 1996-11-14
CIK 883237

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ------------

                                    FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-10994

                                  --------------


                For the quarterly period ended September 30, 1996



                        PHOENIX DUFF & PHELPS CORPORATION


             DELAWARE                                 95-4191764
       (State of Incorporation)          (I.R.S. Employer Identification No.)


     56 Prospect St.,
 Hartford, Connecticut  06115-0480                    (860) 403-5000
(Address of principal executive office)      (Registrant's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.___


On October 31, 1996, the registrant had 44,037,416 shares of $.01 par value common stock outstanding.

               PHOENIX DUFF & PHELPS CORPORATION AND SUBSIDIARIES

                        Quarter Ended September 30, 1996




                                      Index


PART I   -   FINANCIAL INFORMATION:


   Item 1. Consolidated Financial Statements:

           Consolidated Condensed Statements of Financial Condition.   3
              September 30, 1996 and December 31, 1995

           Consolidated Statements of Income .......................   4
              Three Months Ended September 30, 1996 and
              Three Months Ended September 30, 1995

           Consolidated Statements of Income........................   5
              Nine Months Ended September 30, 1996 and
              Nine Months Ended September 30, 1995

           Consolidated Condensed Statements of Cash Flows .........   6
              Nine Months Ended September 30, 1996 and
              Nine Months Ended September 30, 1995

           Notes to the Consolidated Financial Statements...........   7 - 9


   Item 2. Management's Discussion and Analysis of:

           Results of Operations and Financial Condition............   10 - 13


PART II   -   OTHER INFORMATION:


   Signatures.......................................................   14

PART  I.     Financial Information
   Item 1.     Consolidated Financial Statements


               Phoenix Duff & Phelps Corporation and Subsidiaries
            Consolidated Condensed Statements of Financial Condition
                                 (In thousands)

                                                    (Unaudited)
                                                    September 30,   December 31,
                                                        1996            1995
Assets
Current Assets
  Cash and cash equivalents                            $   22,680  $   16,306
  Marketable securities, at market                          3,984       3,473
  Accounts receivable                                      26,673      32,024
  Prepaid expenses and other assets                         1,439       1,816
                                                       ----------   ---------
           Total current assets                            54,776      53,619

Deferred commissions                                       17,313      13,139
Furniture, equipment and leasehold improvements, net        8,316       8,262
Goodwill and intangible assets, net                       229,128     230,569
Investment in Beutel, Goodman & Company Ltd.               34,541      39,730
Long-term investments and other assets                     13,863      11,300
                                                       ----------  ----------
            Total assets                               $  357,937  $  356,619
                                                       ==========  ==========

Liabilities and Stockholders' Equity
Current Liabilities
 Accounts payable and accrued liabilities               $   7,804  $   12,317
 Payables to related parties                                3,069      11,833
 Broker-dealer payable                                      7,436       8,520
                                                        ---------  ----------
           Total current liabilities                       18,309      32,670

Deferred taxes                                             34,585      30,572
Long-term debt                                             23,100      23,500
Lease obligations and other long-term liabilities           8,173      10,358
                                                        ---------  ----------
           Total liabilities                               84,167      97,100
                                                        ---------  ----------

Contingent Liabilities

Series A Convertible Exchangeable Preferred Stock          78,512      78,029
                                                        ---------  ----------

Stockholders' Equity
 Common stock, $.01 par value, 100,000,000 shares authorized,
  43,934,499 and 43,563,521 shares issued and outstanding     440         436
 Additional paid-in capital                               185,305     181,700
 Retained earnings                                          9,946
 Net unrealized loss on securities available for sale       ( 81)        (192)
 Foreign currency translation                               (352)        (454)
                                                       ----------- ----------
           Total stockholders' equity                     195,258     181,490
                                                       ----------  ----------
           Total liabilities and stockholders' equity   $ 357,937   $ 356,619
                                                        =========   =========






        The accompanying notes are an integral part of these statements.
                                      3

               Phoenix Duff & Phelps Corporation and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)
                      (In thousands, except per share data)


                                               Three months ended September  30,
                                                      1996           1995
Revenues
Investment management fees                          $  28,833      $  20,313
Mutual funds - ancillary fees                           5,660          4,240
Underwriting fees                                         450            265
Other income and fees                                     985          1,681
                                                  ------------   -----------
           Total revenues                              35,928         26,499
                                                    ----------    ----------

Operating Expenses
Employment expenses                                    12,694          7,787
Other operating expenses                                8,319          9,305
Depreciation and amortization of
 leasehold improvements                                   540            189
Amortization of goodwill and intangible assets          2,436            468
Amortization of deferred commissions                    1,531          1,749
                                                   -----------   -----------
           Total operating expenses                    25,520         19,498
                                                    ----------    ----------
Operating Income                                       10,408          7,001
                                                    ----------   -----------
Other Income - Net                                        912
                                                  -----------     ----------
Interest Expense - Net
Interest expense                                          409            556
Interest income                                          (475)          (338)
                                                   -----------   -----------
           Total interest expense - net                   (66)           218
                                                  ------------  ------------

Income before income taxes                             11,386          6,783
Provision for income taxes                              5,056          2,373
                                                   -----------   -----------

Net Income                                              6,330          4,410

Series A preferred stock dividends                      1,184
                                                    ---------      ---------
Income available to common stockholders             $   5,146      $   4,410
                                                    ==========     =========

Weighted average shares outstanding
  Primary                                              44,088
  Fully diluted                                        53,944

Earnings per share
  Primary                                          $      .12



        The accompanying notes are an integral part of these statements.
                                      4

               Phoenix Duff & Phelps Corporation and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)
                      (In thousands, except per share data)

                                                 Nine months ended September 30,
                                                           1996        1995
Revenues
Investment management fees                              $  89,132   $  58,511
Mutual funds - ancillary fees                              14,468      12,674
Financial consulting fees                                   5,050
Underwriting fees                                           1,817         850
Investment research and securities revenue                  2,649
Other income and fees                                       3,124       3,539
                                                      -----------  ----------
           Total revenues                                 116,240      75,574
                                                      -----------  ----------
Operating Expenses
Employment expenses                                        44,882     21,937
Other operating expenses                                   28,332     25,154
Depreciation and amortization of
 leasehold improvements                                     1,624        591
Amortization of goodwill and intangible assets              7,266      1,400
Amortization of deferred commissions                        4,155      5,851
                                                       ----------  ---------
           Total operating expenses                        86,259     54,933
                                                       ----------  ---------

Operating Income                                           29,981     20,641
                                                        ---------  ---------

Other Income - Net                                          4,425
                                                        ---------  ---------
Interest Expense - Net
Interest expense                                           1,319       1,763
Interest income                                           (1,456)     (1,058)
                                                      -----------  ----------
           Total interest expense - net                     (137)        705
                                                     ------------  -----------

Income before income taxes                                34,543      19,936
Provision for income taxes                                14,508       8,466
                                                      ----------- ----------
Net Income                                                20,035      11,470

Series A preferred stock dividends                         3,529
                                                       ---------   ---------
Income available to common stockholders                $  16,506   $  11,470
                                                       ==========  =========

Weighted average shares outstanding
   Primary                                                44,004
   Fully diluted                                          53,898

Earnings per share
   Primary                                           $       .38
   Fully diluted                                     $       .37


        The accompanying notes are an integral part of these statements.
                                      5

               Phoenix Duff & Phelps Corporation and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                 Nine months ended September 30,
                                                          1996         1995
Cash flows from operating activities:
Net income                                             $  20,035    $  11,470
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                              1,624          591
Amortization of goodwill and intangible assets             7,266        1,400
Amortization of deferred commissions                       4,155        5,851
Payment of deferred commissions                           (8,329)      (3,563)
Changes in other operating assets and liabilities         (4,616)      (3,248)
Unrealized (appreciation) depreciation on
   mutual fund investments                                    27         (345)
                                                       ---------    ---------
         Net cash provided by operating activities        20,162       12,156
                                                       ---------    ---------
Cash flows from investing activities:
Duff & Phelps Capital Markets transaction                 (5,228)
Purchase of marketable securities, net                      (538)        (170)
Change in long-term investments, net                       2,672
Capital expenditures, net                                 (2,354)        (579)
                                                       ----------  -----------
         Net cash used in investing activities            (5,448)        (749)
                                                       ----------  -----------

Cash flows from financing activities:
Dividends paid                                           (10,089)      (6,000)
Repayment under note payable agreement                                 (4,517)
Repayment of long-term debt, net                            (400)
Proceeds from issuance of stock                            2,149
                                                      -----------   ----------
              Net cash used in financing activities       (8,340)     (10,517)
                                                      -----------   ----------

Net increase in cash and cash equivalents                  6,374          890
Cash and cash equivalents, beginning of period            16,306       11,433
                                                      ----------    ---------
Cash and cash equivalents, end of period              $   22,680    $  12,323
                                                      ===========   =========


        The accompanying notes are an integral part of these statements.
                                      6

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

   The accompanying consolidated financial statements for the third quarter and nine months of 1995 include only the accounts of Phoenix Securities Group, Inc. (PSG) and its wholly-owned subsidiaries.

2. Organization

   As described more fully in Notes 1 and 3 to PDP's Annual Report for the year ended December 31,1995,PDP was formed on November 1, 1995 when PSG merged into Duff & Phelps Corporation (D&P) (the Merger). The transaction has been accounted for as a purchase of D&P by PSG and these financial statements reflect management's current estimate of the purchase price allocation which is in the process of being finalized.

3. Dividends and Other Capital Transactions

   For the three and nine month periods ended September 30, 1996, earnings per share were computed using weighted average shares of common stock and common stock equivalents outstanding. Common stock equivalents are based on outstanding stock options under nonqualified stock option plans.

   On November 7, 1996, the Company's Board of Directors approved quarterly dividends of $.06 per common share and $.375 per preferred share, payable December 10, 1996 to stockholders of record on November 29, 1996. In addition, the Board of Directors approved the repurchase of up to 2 million shares of outstanding common stock, effective immediately. Repurchases will be made on the open market or through privately negotiated transactions at market prices.

4. Investment in Beutel, Goodman & Company Ltd.

   At September 30, 1996, PDP had a 49% interest in the outstanding common stock of Beutel, Goodman & Company Ltd. (BG). BG is a Canadian-based investment counseling firm with approximately $8.9 billion in assets under management at September 30, 1996. In addition, PDP held approximately $3.0 million of 8.5% BG debentures due 2003.

   The  September  30,  1996  consolidated   condensed  statement  of  financial
   condition and income statement contain the following components related to the BG investment (in thousands):


   Statement of Financial Condition:
    Acquisition costs of investment in BG's
     common stock and debentures                                    $  33,404
    Equity in BG net income                                             3,228
    Dividends received                                                   (228)
    Amortization of BG acquisition costs                               (1,267)
    Currency translation adjustments                                     (352)
    Deferred taxes on translation adjustments                            (244)
                                                                   -----------
   Total BG investment                                              $  34,541
                                                                    ---------

                                                   Three months   Nine months
                                                      ended         ended
                                                        September 30, 1996
    Statement of Income:
    Equity in BG net income                         $     934       $   2,744
    Amortization                                         (344)         (1,119)
    Interest income - BG debentures                       106             404
                                                    ---------       ---------
   Total BG income                                  $     696      $    2,029
                                                    =========      ==========

   The PDP consolidated condensed statement of financial condition contains currency translation adjustments, related to the investment in BG, as a component of stockholders' equity. These losses, resulting from the translation of foreign currency, are deferred and accumulated in stockholders' equity until the investment in BG is sold or substantially liquidated.

   The following reflects summarized BG financial information for the nine months ended September 30, 1996 (in thousands):

   Total revenues                                                $ 21,716
   Net income                                                       5,165

5. CBO Investments

   For the nine months ended September 30, 1996, the Company's equity interests, in the earnings of D&P CBO Partners, L.P. and Windy City CBO Partners, L.P. (WCCBO), inclusive of zero and $81,000 of unrealized losses on securities included in stockholder's equity, were zero and $1.4 million, respectively. The Company's undistributed earnings in investments at September 30, 1996 in D&P CBO Partners, L.P. and Windy City CBO Partners, L.P. were zero and $8.9 million, respectively. In addition, the Company received management fees of approximately $358,000 from Windy City CBO Partners, L.P. for the nine month period ended September 30, 1996.

6. Capital Markets

   On May 14, 1996 the Company announced that it was exiting the fee based investment research and financial consulting businesses which were acquired in the Merger. Substantially all of the fee based investment research activities were immediately closed and on July 1, 1996 the Company completed the sale of certain assets of the financial consulting and underwriting businesses to several former key executives. These divestitures were contemplated at the time of the Merger. The financial effects of these divestitures were treated as adjustments to the purchase price of D&P.

7. Third Quarter 1996 Compared to Pro Forma Third Quarter 1995

   PDP results from the Merger on November 1, 1995 of the businesses of PSG and D&P. The Merger was accomplished by the contribution by PM Holdings, Inc. (PSG's parent) of the businesses and substantially all of the assets of PSG to D&P in exchange for an approximately 60% interest in the combined entity. The Merger was accounted for as an acquisition of D&P by PSG using the purchase accounting method (a "reverse acquisition"). Under this accounting treatment, the 1995 financial statements include only the operations of PSG prior to the Merger and the combined operations of PSG and D&P from the date of the Merger. Because this accounting treatment makes it difficult to analyze and compare the historical financial statements, management believes the most meaningful financial presentation for the third quarter and first nine months of 1995 is on a pro forma basis.

   The following pro forma financial information for the three and nine months ended September 30, 1995 is derived from the historical financial statements of PSG and D&P, and gives effect to the Merger of PSG and D&P and certain transactions effected by PSG and D&P in connection with the Merger. The pro forma financial information has been prepared assuming these transactions and arrangements were effected on January 1, 1995.

   The financial information for the three and nine months ended September 30, 1996 reflects actual results for the periods. The 1995 pro forma information does not necessarily reflect the actual results that would have been obtained had the Merger taken effect on the aforementioned assumed date.

                         Three months ended              Nine months ended
                            September 30,                  September 30,
                       1996-Actual  1995-Pro Forma    1996-Actual 1995-Pro Forma
                                (In thousands, except per share amounts)

   Revenues                $  35,928   $  42,837        $ 116,240    $ 123,253
                           ---------   ---------        ---------    ---------

   Expenses
   Employment expenses        12,694      14,617           44,882       42,530
   Other expenses             10,390      13,910           34,111       40,469
   Amortization of goodwill
    and intangible assets      2,436       2,436            7,266        7,266
                           ----------   --------       ----------   ----------
                              25,520      30,963           86,259       90,265
                          -----------   --------       ----------   ----------
   Operating Income           10,408      11,874           29,981       32,988

   Other Income - Net            912        (157)           4,425        1,195

   Interest Income - Net          66         127              137          258
                          ----------  ----------       ----------  -----------

   Income before income taxes 11,386      11,844           34,543       34,441
   Provision for income taxes  5,056       5,105           14,508       15,036
                           ---------   ---------        ---------    ----------
           Net Income      $   6,330   $   6,739        $  20,035   $   19,405
                           =========   ==========       ==========   ==========

   Earnings per common and
    common equivalent share
     Primary                 $   .12     $   .13          $   .38      $   .36
     Assuming full dilution              $   .13          $   .37      $   .36


8. Recent Accounting Pronouncement

   Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was adopted by PDP in 1996. SFAS No. 121 mandates specific methodologies to be used for identifying and measuring the impairment of long-lived assets. Management has determined that the adoption of SFAS No. 121 did not materially impact the consolidated financial statements.

9. Subsequent Event

   PDP, through its investments in two limited partnerships, has a beneficial ownership interest in approximately 270,000 shares of the common stock of National-Oilwell, Inc. On October 28, 1996 National-Oilwell, Inc. successfully completed an initial offering of 4 million shares which are traded on the New York Stock Exchange (Symbol: NOI).

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Assets Under Management
-----------------------

At September 30, 1996, Phoenix Duff & Phelps had $33.5 billion of assets under management, down $3.6 billion (9.7%) from September 30, 1995, on a pro forma basis and $560 million (1.6%) from June 30, 1996. Since the revenues of the Company are substantially based upon assets under management this information is important to an understanding of the business.

                     Pro Forma        Actual          Actual        Actual
                    September 30,   December 31,      June 30,   September 30,
                        1995            1995            1996           1996
                    -------------   ------------    ----------   -------------

Open-end mutual funds  $  11,037     $  11,141      $  11,664    $  11,511
Closed-end funds           2,894         3,056          2,949        2,867
Institutional             17,042        14,626         12,860       12,387
General account            6,142         6,223          6,595        6,743
                       ---------     ---------      ---------    ---------
                       $  37,115     $  35,046      $  34,068    $  33,508
                       =========     =========      =========    =========


Three Months Ended September 30, 1996 Compared With Three Months Ended September 30, 1995 - Historical
----------------------------------------------------------------------
The historical financial statements reflect the results of operations of only PSG for the third quarter of 1995 and the consolidated results of the Company for the third quarter of 1996.

Revenues for the three months ended September 30, 1996 were $35.9 million, a $9.4 million (36%) increase from the $26.5 million in revenues for the corresponding period in 1995 reflecting the inclusion of $10.7 million of D&P's revenues in 1996. The remaining decrease of $1.3 million is attributable to a decrease in management fees, particularly related to the decrease in institutional assets under management, and B share redemption fee income offset in part by an increase in net distributor fees paid resulting from increased sales of B shares in 1996.

Operating expenses for the three months ended September 30, 1996 of $25.5 million increased by $6.0 million (31%) from $19.5 million for the corresponding period in 1995 reflecting the inclusion of $6.8 million of D&P's operating expenses in 1996. PSG's operating expenses decreased $797,000 for the three months ended September 30, 1996 compared to the same period in 1995. PSG's employment expenses increased $806,000 principally due to increased sales based and performance based compensation and annual salary adjustments. Amortization of goodwill and intangible assets, a non-cash expense, increased $1.6 million in the third quarter of 1996 reflecting amortization of goodwill and intangible assets resulting from the Merger. These increases were offset principally by decreases in PSG's other operating expenses ($3.2 million) reflecting the reduction in PSG's share of PHL's corporate expenses as agreed to at the time of the Merger and reduced amortization of deferred commissions ($218,000).

Operating income increased $3.4 million (49%) to $10.4 million for the three months ended September 30, 1996 compared to the same period in 1995 as a result of the changes discussed above.

Net income of $6.3 million in the third quarter of 1996 reflects an increase of $1.9 million (44%) over the same period in 1995 resulting from the effects of the increased operating income and expenses, as discussed above, and a decrease in interest expense of $147,000 reflecting the difference in interest charged in 1995 on PSG's note payable, which was converted to stock at the time of the Merger, and that charged in 1996 on the revolving credit facility. The effective tax rate was 44% in the third quarter of 1996 as a result of changes in the expense sharing arrangements among certain subsidiaries offset in part by a decrease in the rate resulting from a change enacted by the state of Connecticut. The change, enacted in May of 1996 and retroactive to January 1, 1996, modified the method of apportioning income for investment advisors.

Nine Months Ended September 30, 1996 Compared With Nine Months Ended September 30, 1995 - Historical
----------------------------------------------------------------------

The historical financial statements reflect the results of operations of only PSG for the nine months ended September 30, 1995 and the consolidated results of the Company for the same period in 1996.

Revenues for the nine months ended September 30, 1996 were $116.2 million, a $40.6 million (54%) increase from the $75.6 million for the corresponding period in 1995 reflecting the inclusion of $40.7 million of D&P's revenues in 1996. PSG's revenues for the nine months ended September 30, 1996 were consistent with 1995. PSG's investment management fees were down $266,000, the net effect of a $2.2 million decrease from the loss of certain institutional accounts, offset by a $2.0 million increase in fees earned managing Phoenix Home Life Mutual Insurance Company's (PHL) general account and PHL sponsored variable products. PSG's redemption fee income decreased by $1.7 million, while underwriting and distributor fees increased by $1.9 million.

Operating expenses for the nine months ended September 30, 1996 of $86.3 million increased by $31.4 million (57%) from $54.9 million from the corresponding period in 1995 reflecting the inclusion of $29.0 million of D&P's operating expenses in 1996. PSG's expenses increased by $2.3 million in 1996 over the same period in 1995. PSG had increased employment expenses of $2.5 million related to an expansion of the sales force, an increase in sales based and performance based incentive compensation and annual salary adjustments. Amortization of goodwill and intangible assets, a non-cash expense, increased $4.8 million as a result of the Merger. These increases were offset, in part, by reductions in other operating expenses ($5.2 million) primarily relating to cost savings achieved by the Merger and reduced amortization of deferred commissions
($1.7 million).

Operating income increased $9.3 million (45%) to $30.0 million for the nine months ended September 30, 1996 compared to the same period in 1995 as a result of the changes discussed above.

Net income for the nine months ended September 30, 1996 of $20.0 million reflects an increase of $8.6 million (75%) over the $11.5 million for the same period in 1995 resulting from the effects of the increased operating income and expenses, as discussed above. In addition, interest expense decreased $444,000 in 1996 reflecting the difference in interest charged on PSG's note payable, which was converted to preferred stock at the time of the Merger, and that charged in 1996 on the revolving credit facility. The effective tax rate remained flat at 42% for the first nine months of 1996, as compared to the same period in 1995, as increases resulting from changes in the expense sharing arrangements among certain subsidiaries were offset by a decrease resulting from a change enacted by the state of Connecticut. The change, enacted in May of 1996 and retroactive to January 1, 1996, modified the method of apportioning income for investment advisors.

Three Months Ended September 30, 1996 Compared With Three Months Ended
 September 30, 1995 - Pro Forma (See Note 7)
-----------------------------------------------------------------------

Investment management fees of $28.8 million for the three months ended September 30, 1996 were down $3.1 million (10%) as compared to the pro forma results of $31.9 million for the same period a year ago as a result of lower overall assets under management due principally to the loss of certain institutional accounts. The most significant account loss (and one that was known at the time of the Merger) was the AAL Mutual Funds account which generated fees for the Company of approximately $1.1 million in the third quarter of 1995.

For the three months ended September 30, 1996, no financial consulting fees were earned, due to the July 1, 1996 closure of Duff & Phelps Capital Markets Co., compared to $3.1 million in 1995. This sale was contemplated at the time of the Merger. (See Note 6 to the consolidated financial statements.)

No investment research and securities revenues were earned for the three months ended September 30, 1996, as these businesses closed down in May of 1996. Revenues of $1.1 million were earned in the prior year.

Underwriting fees of $450,000 for the third quarter of 1996 were up by $161,000 from $289,000 for the same period in 1995 principally as a result of increased sales of retail mutual funds.

Mutual funds - ancillary fees of $5.7 million increased $1.4 million (33%), compared to the same period of 1995, primarily due to an increase in net distributor fees in the third quarter of 1996 in part as a result of increased sales of B share mutual funds.

Other income and fees of $985,000 in the third quarter of 1996 were down $1.2 million (55%) from $2.1 million for the same period in 1995 primarily as a result of a reduction in redemption fee income.

Employment expenses of $12.7 million for the third quarter of 1996 were down $1.9 million (13%) as compared to the third quarter of 1995 primarily due to the elimination of commissions, payroll and incentive based compensation for the employees of Duff & Phelps Capital Markets Co., Duff & Phelps Securities Co. and Duff & Phelps Investment Research. As discussed previously, the financial consulting and underwriting businesses of Duff & Phelps Capital Markets Co. were sold to former key executives and the fee based research operations were discontinued on May 14, 1996. The decrease in employment expenses was offset, in part, by increased sales based incentive compensation due to the aforementioned increased sales of mutual funds, the expansion of the sales force and the effect of annual salary adjustments. In addition, certain costs associated with data processing activities previously performed by PHL personnel, which were charged to the Company as an administrative cost and included in other operating expenses, are included in employment expenses in 1996 as these activities are now performed by Company personnel. The costs associated with these data processing activities were approximately $500,000 in the third quarter of 1996.

Other operating expenses decreased $3.4 million (29%) to $8.3 million in the third quarter of 1996 from $11.7 million for the third quarter of 1995. The decrease is attributable, in part, to approximately $500,000 less in data processing costs in the third quarter of 1996 as compared to the same period in 1995 due to the change discussed above. The remaining reduction can be attributed to costs savings of approximately $700,000 achieved by the divestiture of Duff & Phelps Capital Markets Co. and the presence in 1995 of $700,000 of transaction costs relating to a merger which was never completed as well as reductions in various operating expenses. Amortization of deferred commissions of $1.5 million for the third quarter of 1996 was down $218,000 from the third quarter of 1995.

Other Income - Net of $912,000 for the third quarter of 1996 increased $1.1 million as compared to the same period in 1995 due in large part to a net increase of $600,000 in the equity income earned by the Company on its investments in WCCBO offset by the Company's $500,000 share of losses attributable to an investment in a start-up enterprise. In addition, the third quarter of 1995 included an $800,000 loss reflecting the Company's share of the Duff & Phelps/Inverness LLC joint venture's losses.

The provision for income taxes of $5.1 million for the third quarter of 1996 decreased by $49,000 from the third quarter of 1995 while the Company's effective tax rate increased from 43% to 44%. This increase is attributable to changes in the expense sharing arrangements among certain subsidiaries offset in part by a change enacted by the state of Connecticut, in May of 1996, in the method of apportioning income for investment advisors. This change was retroactive to January 1, 1996. Additionally, the third quarter of 1996 income tax expense, includes certain provisions to actual adjustments resulting from the final tax filings for 1995.

Nine Months Ended September 30, 1996 Compared With Nine Months Ended September 30, 1995 - Pro Forma (See Note 7)
---------------------------------------------------------------------

Investment management fees of $89.1 million for the nine months ended September 30, 1996 were down $3.1 million (3%) as compared to the pro forma results of $92.2 million for the same period in 1995, primarily due to reduced fees related to the loss of certain institutional accounts, the most significant being the AAL Mutual Funds account which generated $3.0 million in fees in the first nine months of 1995. The remaining institutional account losses were offset by increased fees earned for managing Phoenix Home Life Mutual Insurance Company's
(PHL) general account and PHL sponsored variable products, as compared to the same period in 1995.

Financial consulting fees of $5.1 million earned by Duff & Phelps Capital Markets Co. for the nine months ended September 30, 1996 decreased $3.0 million compared to the fees earned during the same period a year ago as a result of Duff & Phelps Capital Markets Co. ceasing operations July 1, 1996.

Investment research and securities revenues of $2.6 million decreased $1.6 million (38%) for the nine months ended September 30, 1996 as compared to $4.2 million for the same period in the prior year primarily as a result of the closure, in May of 1996, of the fee based investment research and securities businesses.

Underwriting fees of $1.8 million for the nine months ended September 30, 1996 were up $863,000 (90%) from $954,000 in the first nine months of 1995 due to increased sales of retail mutual funds and securities underwriting.

Mutual funds - ancillary fees of $14.5 million increased $1.8 million (14%), compared to the same period of 1995, primarily due to an increase of $1.5 million in net distributor fees in the third quarter of 1996 resulting from increased sales of B share mutual funds.

Other income and fees of $3.1 million in the first nine months of 1996 were down $1.9 million (38%) from $5.0 million for the same period in 1995 primarily as a result of a $1.7 million reduction in redemption fee income due to a decline in B share redemptions.

Employment expenses of $44.9 million for the nine months ended September 30, 1996 were up $2.4 million (6%) over the first nine months of 1995. This increase resulted from the previously discussed inclusion of $1.5 million in payroll costs associated with data processing activities and increased sales based and performance based incentive compensation of approximately $2.4 million resulting from increased sales of mutual funds, the expansion of the sales force as well as annual salary adjustments for the Company's employees. These increases were, in part, offset by a decrease of $2.8 million in employment expenses related to Duff & Phelps Capital Markets Co. which, as previously mentioned, ceased operations on July 1, 1996.

Other operating expenses decreased $5.0 million (15%) from $33.3 million for the first nine months of 1995 to $28.3 million in 1996. This expense reduction was due to the previously discussed closure of Duff & Phelps Capital Markets Co. and a decrease in administrative costs related to data processing of approximately $1.5 million. Other operating expenses in 1995 included
$1.3 million associated with an uncompleted merger and a nonrecurring bad debt expense of $419,000.

Depreciation, a non-cash expense, increased by $352,000 from $1.3 million for the period ended September 30, 1995 compared to $1.6 million in the first nine months of 1996 due to the Company's January 1, 1996 purchase of certain assets, previously leased from PHL.

Amortization of deferred commissions of $4.2 million for the nine months ended September 30, 1996 was down $1.7 million from the same period in 1995.

Other Income - Net of $4.4 million for the nine months ended September 30, 1996 increased $3.0 million as compared to the same period in 1995 due to an increase in equity income of $1.5 million from WCCBO. In addition, the Company's share of the Duff & Phelps/Inverness LLC joint venture income increased $1.5 million in the first quarter of 1996 as a result of the joint venture's advisory fee income recognition on a significant first quarter transaction. A $500,000 loss was recognized in the third quarter of 1996 representing the Company's share of losses attributable to an investment in a start-up enterprise.

The provision for income taxes of $14.5 million for the nine months ended September 30, 1996 declined $528,000 from the same period in 1995. This reduction is attributable to the change in Connecticut tax law (previously discussed), partly offset by changes in expense sharing arrangements.

Liquidity and Capital Resources
-------------------------------

PDP has $22.7 million of cash and cash equivalents at September 30, 1996. The cash is available for general corporate purposes including the financing of brokers' commissions with respect to sales of mutual funds distributed without a front-end load.

The Company's bank credit agreement provides for a $33.5 million, three year revolving credit facility. As of September 30, 1996, $23.1 million was outstanding. The credit agreement contains financial and operating covenants, with which the Company is in compliance, including, among other provisions, requirements that the Company maintain certain financial ratios and satisfy certain financial tests, restrictions on the ability to incur indebtedness, and limitations on the amount of the Company's capital expenditures. Commitment fees are accrued on the unused facility at a rate of .25% per annum and are paid quarterly.

The Company believes that funds from operations and amounts available under the credit agreement will provide adequate liquidity for the foreseeable future.

PART II. Other Information




                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Phoenix Duff & Phelps Corporation


November 14, 1996                    /s/ Francis E. Jeffries
                                    ------------------------
                                    Francis E. Jeffries, Chairman



November 14, 1996                    /s/ Philip R. McLoughlin
                                    -------------------------
                                     Philip R. McLoughlin, Vice Chairman and CEO



November 14, 1996                    /s/ William R. Moyer
                                    ---------------------
                                    William R. Moyer, Chief Financial Officer