Form 10-K405
period 1996-12-31
PHOENIX DUFF & PHELPS CORP
filed 1997-03-28
CIK 883237

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  ___________

                                   FORM 10-K


[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1996
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________
Commission file number 1-10994


                       PHOENIX DUFF & PHELPS CORPORATION
            (Exact name of registrant as specified in its charter)

         DELAWARE                                        95-4191764
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

         56 Prospect Street                               06115
        Hartford, Connecticut                           (Zip Code)
(Address of principal executive offices)

      Registrant's telephone number, including area code: (860) 403-5000
                                  ___________

          Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
       -------------------             -----------------------------------------
Common Stock, par value $.01 per share            New York Stock Exchange
Series A Convertible Exchangeable Preferred       New York Stock Exchange
Stock (Stated value $25.00 per share)

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No ___.
                                        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
            -

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 19, 1997, computed by reference to the last reported price at which the stock was sold on such date, was $140,201,644

The number of shares outstanding of the registrant's common stock, par value $.01 per share, as of March 19, 1997 was 44,056,016.

Portions of the following documents are incorporated by     Part of this Form 10-K into which the document is incorporated
--------------------------------------------------------    --------------------------------------------------------------
reference into this Form 10-K:                              by reference:
------------------------------                              -------------
Phoenix Duff & Phelps Corporation
1997 Proxy Statement                                        Part III

                       PHOENIX DUFF & PHELPS CORPORATION

                      ANNUAL REPORT FOR 1996 ON FORM 10-K

                               TABLE OF CONTENTS

                                 PART I                         PAGE
                                                                ----
Item 1.    Business.............................................   1
Executive Officers of the Company...............................  16
Item 2.    Properties...........................................  18
Item 3.    Legal Proceedings....................................  18
Item 4.    Submission of Matters to a Vote of Security Holders..  19


                                    PART II

Item 5.    Market for Registrant's Common Equity and Related
            Stockholder Matters.................................  20
Item 6.    Selected Financial Data..............................  20
Item 7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations.................  21
Item 8.    Financial Statements and Supplementary Data..........  27
Item 9.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.................  54


                                   PART III

Item 10.   Directors and Executive Officers of the Registrant...  54
Item 11.   Executive Compensation...............................  54
Item 12.   Security Ownership of Certain Beneficial Owners and
            Management..........................................  54
Item 13.   Certain Relationships and Related Transactions.......  54


                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K.........................................  55

Signatures......................................................  58

                                    PART I

ITEM 1. BUSINESS.
------- ---------

GENERAL

     Phoenix Duff & Phelps Corporation (the "Company") and its operating subsidiaries, Duff & Phelps Investment Management Co. ("D&P Investment Management"), Phoenix Investment Counsel, Inc. ("PIC"), National Securities & Research Corporation ("NS&RC") and Phoenix Equity Planning Corporation ("PEPCO"), provide a variety of financial services to a broad base of institutional, corporate and individual clients. Unless the context otherwise requires, all references in this report to the "Company" refer to Phoenix Duff & Phelps Corporation and its subsidiaries.

     The Company's original business, which dates back to 1932, was to provide clients with investment research on public utility companies. The Company grew by expanding its products and services in areas in which management believed its core investment research business provided a competitive advantage. For example, the Company's utility research was expanded over time to include leading industrial and financial companies. As its capabilities in investment research grew, the Company built upon its reputation to establish a range of complementary financial services. The Company entered the institutional investment management business in 1979, and investment management grew to become the Company's primary business.

     In order to expand the Company's investment management business, on November 1, 1995, pursuant to an Agreement and Plan of Merger dated as of June 14, 1995 (the "Merger Agreement") among Duff & Phelps Corporation, PM Holdings, Inc. ("Holdings") and Phoenix Securities Group, Inc., a wholly-owned subsidiary of Holdings ("PSG"), PSG was merged with and into Duff & Phelps Corporation (the "Merger"). Pursuant to the Merger, Duff & Phelps Corporation was renamed Phoenix Duff & Phelps Corporation. Holdings is a wholly-owned subsidiary of Phoenix Home Life Mutual Insurance Company ("Phoenix Home Life"). PSG, through its subsidiaries, conducted Phoenix Home Life's investment management operations other than real estate and mortgages. As a result of the Merger, PSG's subsidiaries, PIC, PEPCO and NS&RC, are now direct or indirect wholly-owned subsidiaries of the Company.

     Pursuant to the Merger Agreement, on November 1, 1995, the capital stock of PSG was converted into 26.4 million shares of the Company's common stock and the approximately 17.0 million shares of the Company's common stock then issued remain outstanding. Accordingly, Holdings owns approximately 60% of the outstanding common stock of the Company.

     In connection with the Merger, a special cash dividend of $1.75 per share and a stock dividend of one-tenth of a share of the Company's Series A Convertible Exchangeable Preferred Stock ("Series A Preferred Stock") with respect to each share of the Company's common stock were paid on November 8, 1995 by the Company to its stockholders of record on October 31, 1995, the day preceding the consummation of the Merger. Additionally, pursuant to the Merger Agreement, Holdings contributed $30.7 million in cash to the capital of PSG immediately prior to the Merger, and immediately following the Merger, Holdings exchanged $35.0 million of debt owed to it by PSG for 1.4 million shares of Series A Preferred Stock.

     The Merger has provided the Company access to the broader retail client base of PIC and NS&RC and to new distribution channels for its products through PEPCO and Phoenix Home Life's agent field force, while introducing PIC to the institutional clients of the Company. The Merger has also allowed the Company to add the Phoenix family of mutual funds to its current product line, thereby broadening its line of products.

     The Company believes that the Merger will enable it to sponsor new mutual funds, further broadening its product line and improving its ability to increase assets under management. Furthermore, the Company believes the Merger has provided the Company's stockholders the opportunity for continued equity participation on financially attractive terms in a larger, more diversified combined enterprise.

     In order to better focus on merging and growing the retail and institutional investment management business, the Company announced on May 14, 1996, that it was exiting the fee based investment research, investment banking and financial advisory businesses. This action was completed on July 1, 1996.

     Although by reason of the Merger, Duff & Phelps Corporation acquired PSG, for accounting purposes under generally accepted accounting principles, PSG was deemed to be the surviving entity. Accordingly, PSG's financial statements are deemed to be the financial statements of the surviving entity and the Merger was accounted for as an acquisition of Duff & Phelps Corporation by PSG using the purchase method of accounting. As a result, the results of operations for the year ended December 31, 1995 of the Company reflect PSG's results of operations for the entire year combined with Duff & Phelps Corporation's results of operations from November 1, 1995 through December 31, 1995. Results of operations for prior years reflect PSG's results.

INVESTMENT MANAGEMENT

     Three of the Company's operating subsidiaries provide investment management services: D&P Investment Management, PIC and NS&RC.

     D&P INVESTMENT MANAGEMENT

     GENERAL. D&P Investment Management was established by the Company in 1979 with the acquisition of Boyd, Watterson & Co., a Cleveland-based investment manager founded in 1928. It provides investment management services to a variety of institutions and individuals. Clients include a number of investment companies, including Duff & Phelps Utilities Income Inc., a closed-end investment company which commenced operations in 1987 (the "Utilities Income Fund"), Duff & Phelps Utilities Tax-Free Income Inc., a closed-end investment company established in 1991 (the "Utilities Tax-Free Fund") and Duff & Phelps Utility and Corporate Bond Trust Inc., a closed-end investment company established in January 1993 (the "Utility and Corporate Bond Trust") (collectively the "Duff & Phelps Funds"). D&P Investment Management's clients also include corporate, public and multi-employer retirement funds and endowment, insurance and other special purpose funds. Additionally, D&P Investment Management managed the high yield bond portfolios of D&P CBO Partners, L.P. and Windy City CBO Partners, L.P., two partnerships which issued collateralized bond obligations. Subsidiaries of the Company have invested as general and limited partners of these partnerships. D&P Investment Management offers fixed income and equity investment management services on both a discretionary basis, where D&P Investment Management makes the investment decisions with respect to the assets under management; and an advisory basis, where D&P Investment Management recommends investment policies and strategies to clients that maintain their own investment staffs that make the investment decision. As of December 31, 1996, D&P Investment Management's 96 employees included 15 portfolio managers, who have an average of 21 years of investment management experience. D&P Investment Management maintains offices in Cleveland, Ohio and Chicago, Illinois.

     INVESTMENT STRATEGY. D&P Investment Management believes that its experience in investment management and research are valuable assets in its investment decision-making process.

     D&P Investment Management's fixed income investment philosophy concentrates on identification of fundamental value and avoidance of credit risk. The fixed income investment approach begins with the examination of economic fundamentals that lead to a forecast of interest rate trends with the primary objective of enhancing the total portfolio return. Trading is employed primarily to capitalize on changing interest rate trends and to control market risk. D&P Investment Management emphasizes "sector" values, believing that specific industries or groups offer more attractive returns than others in varying economic environments. Fixed income investments are geared towards intermediate-term securities which, it is believed, offer more consistent performance and a higher likelihood of preserving capital.

     D&P Investment Management's equity investment philosophy is founded on the view that equity investments should be made in securities that provide higher total returns coupled with lower risk relative to broad stock market indices. Capital appreciation and relatively high dividend income are key factors in meeting these goals. In addition, equity portfolios are geared towards equities with relatively low price-to-earnings ratios and higher than average returns on equity. The equity strategy emphasizes a long-term investment horizon which usually results in low portfolio turnover and thus lower transaction costs. The portfolio managers invest in equities of medium to large companies to provide a relatively high level of liquidity.

     ASSETS UNDER MANAGEMENT. As of December 31, 1996, D&P Investment Management had approximately $13.6 billion in total assets under management on a discretionary basis. Such discretionary assets consisted of approximately $2.2 billion in equity accounts, $8.4 billion in fixed income accounts and $3.0 billion in the Duff & Phelps Funds. Additionally, D&P Investment Management had approximately $28.0 billion in total assets under management on an advisory basis at December 31, 1996.

     At December 31, 1996, D&P Investment Management provided discretionary and advisory investment management services to approximately 309 institutional accounts of varying size, including corporate, public and multi-employer retirement funds and endowment, insurance and other special purpose funds, as well as 134 individual and small institutional accounts. D&P Investment Management also acts as investment advisor to investment companies. Under the Investment Company Act of 1940, as amended (the "1940 Act"), advisory and subadvisory agreements with investment companies, including the Duff & Phelps Funds, may be continued in effect for a period of more than two years from the date of their execution only so long as such continuance is specifically approved at least annually by a majority of the disinterested directors of such investment company and by either the board of directors or the stockholders of the investment company. In addition, the 1940 Act requires such agreements to be terminable without penalty to the investment company by its directors or stockholders upon 60 days' notice to the advisor and further requires such agreements to automatically terminate in the event of their assignment or a change in control of the advisor. D&P Investment Management's advisory agreements with non-investment company clients are generally terminable without penalty upon notice by the client to D&P Investment Management.

     REVENUES. D&P Investment Management's revenues for 1996 were $41.0 million. Fees for the management of discretionary accounts are based on the asset value of the investment portfolios under management, while fees for advisory accounts are fixed rate fees. Pursuant to an investment advisory agreement between D&P Investment Management and the Utilities Income Fund, D&P Investment Management receives a quarterly fee at an annual rate of 0.60% of the first $1.5 billion of the average weekly net assets of the Utilities Income Fund and 0.50% of the average weekly net assets in excess of $1.5 billion. Fees from the Utilities Income Fund totaled $12.3 million for 1996 (representing 30% of D&P Investment Management's total revenues for 1996). Pursuant to an investment advisory agreement between D&P Investment Management and the Utilities Tax-Free Fund, D&P Investment Management receives a monthly fee at an annual rate of 0.50% of the average weekly net assets of the Utilities Tax-Free Fund. Fees from the Utilities Tax-Free Fund totaled $1.0 million for 1996. Pursuant to an investment advisory agreement between D&P Investment Management and the Utility and Corporate Bond Trust, D&P Investment Management received a monthly fee at an annual rate of 0.50% of the average weekly net assets of the Utility and Corporate Bond Trust. Fees from the Utility and Corporate Bond Trust totaled $1.8 million for 1996. Pursuant to an investment advisory agreement between D&P Investment Management and the Enhanced Reserves Fund, D&P Investment Management receives a monthly fee at an annual rate of 0.15% of the average daily net assets of the Enhanced Reserves Fund. Effective July 19, 1996 the assets of the Enhanced Reserves Fund were transferred to the Enhanced Reserves Portfolio of Phoenix Duff & Phelps Institutional Mutual Funds. D&P Investment Management continues to provide management services to the Enhanced Reserves Portfolio after the transfer. Fees from the Enhanced Reserves Fund totaled $146 thousand for 1996. Other than the Utilities Income Fund and the Utility and Corporate Bond Trust, no single account represented more than 2% of D&P Investment Management's total revenues during 1996.

     MARKETING. At December 31, 1996, D&P Investment Management had 292 discretionary institutional investment clients, with most of its business coming by referral. D&P Investment Management also solicits new accounts by relying on its portfolio managers to establish relationships with pension fund consulting firms whose role is advising clients in the selection of investment management firms. This strategy has the benefit of magnifying D&P Investment Management's marketing effort because a successful relationship with a given consultant tends to create multiple solicitation opportunities.

     DUFF & PHELPS UTILITIES INCOME INC. Included in the assets managed by D&P Investment Management, on a discretionary basis, are those of the Utilities Income Fund, a New York Stock Exchange-traded, closed-end diversified management investment company. The primary investment objectives of the Utilities Income Fund, which invests in a diversified portfolio of equity and fixed-income securities of publicly traded utilities, are current income and long-term growth of income with capital appreciation as a secondary objective. At December 31, 1996, the Utilities Income Fund had a total net asset value of approximately $2.3 billion.

     DUFF & PHELPS UTILITIES TAX-FREE INCOME INC. D&P Investment Management manages, on a discretionary basis, the assets of the Utilities Tax-Free Fund, a New York Stock Exchange-traded, closed-end diversified management investment company. The primary investment objective of the Utilities Tax-Free Fund, which invests primarily in a diversified portfolio of investment grade tax-exempt obligations issued by or on behalf of utilities, is current income exempt from regular federal income tax consistent with the preservation of capital. At December 31, 1996, the Utilities Tax-Free Fund had a total net asset value of approximately $199 million.

     DUFF & PHELPS UTILITY AND CORPORATE BOND TRUST INC. D&P Investment Management manages, on a discretionary basis, the assets of the Utility and Corporate Bond Trust, a New York Stock Exchange-traded, closed-end diversified management investment company. The primary investment objective of the Utility and Corporate Bond Trust, which invests primarily in a diversified portfolio of investment grade debt securities and preferred stocks issued by or on behalf of utilities and other corporate entities, mortgage-backed securities and other asset-backed securities, is high current income consistent with investing in securities of investment grade quality. At December 31, 1996, the Utility and Corporate Bond Trust had a total net asset value of approximately $491 million.

     DUFF & PHELPS ENHANCED RESERVES FUND. D&P Investment Management manages, on a discretionary basis, the assets of the Enhanced Reserves Fund, an open-end diversified management investment company. The primary investment objective of the Enhanced Reserves Fund, which invests primarily in a diversified portfolio of U.S. government securities and high grade corporate debt obligations, is high current income consistent with the preservation of capital. Effective July 19, 1996 the assets of the Enhanced Reserves Fund were transferred to the Enhanced Reserves Portfolio of Phoenix Duff & Phelps Institutional Mutual Funds. D&P Investment Management continues to manage this portfolio. At December 31, 1996 the Enhanced Reserves Portfolio had a total net asset value of approximately $124 million.

     CBO FUNDS. D&P Investment Management managed diversified portfolios of high yield bonds which secured collateralized bond obligations ("CBOs") issued by two limited partnerships, each of which is described in more detail below. The CBOs were issued in separate classes having different interest rates and different priority rights to payment. Principal and interest payments on the high yield bonds in the collateral portfolios were used to service principal and interest payments on the CBOs. The CBOs were payable solely out of the proceeds of the collateral which secured them and thus were nonrecourse.

     D&P Investment Management, pursuant to separate management agreements, managed the collateral portfolios of the two CBO limited partnerships. Additionally, as owners with other investors of general partnership and limited partnership interests in the partnerships, subsidiaries of the Company were entitled to a portion of any assets remaining after the CBOs were retired. The risk to the Company as a result of such general partnership investments was limited due to the nonrecourse nature of the CBOs, subject to the qualification described below, and the facts that the limited partnerships were not engaged in any businesses or transactions other than the specific CBO transactions for which they were organized and that the Company's subsidiaries which were the general partners were in no other businesses and had no assets other than their interests in the limited partnerships. Neither of the CBO limited partnerships nor their general or limited partners were liable for any deficiency if the proceeds of the collateral were not sufficient to pay the CBOs; however, the CBO holders did not waive any right to bring an action against the limited partnerships or their partners arising out of negligence, willful misconduct, fraud or failure to comply with the terms of the CBOs or the indenture pursuant to which the CBOs were issued.

     In 1989, a wholly-owned subsidiary of the Company, CBO Investments Co., and other investors organized the first of the above-mentioned limited partnerships, D&P CBO Partners, L.P. (the "D&P Partnership"), which together with its wholly-owned corporation, D&P CBO Corp., issued $301 million in aggregate principal amount of CBOs. CBO Investments Co. contributed $250,000 to become a general partner and $650,000 to become a limited partner of the D&P Partnership. In 1996, D&P CBO was liquidated in accordance with contractual arrangements and the Company has no remaining investment.

     In 1990, another wholly-owned subsidiary of the Company, Windy City Investments Co., and other investors organized a second limited partnership, Windy City CBO Partners, L.P. (the "Windy City Partnership"), which together with its wholly-owned corporation, Windy City CBO Corp., issued $184.3 million in aggregate principal amount of CBOs. Windy City Investments Co. contributed $350,000 to become a general partner and $500,000 to become a limited partner of the Windy City Partnership. As a result of income earned by the Windy City Partnership, the Company's investment in that partnership had a book value of $8.8 million at December 31, 1996. In 1997, Windy City CBO was liquidated in accordance with contractual arrangements and the Company has no remaining investment.

     The CBOs issued by the D&P Partnership and its subsidiary in the 1989 transaction were issued in three classes as follows: $240 million in principal amount of Class A Bonds, $45 million in principal amount of Class B Bonds and $16 million in principal amount of Class C Bonds. On October 3, 1991, the trustee (the "Trustee") under the indenture pursuant to which the 1989 CBOs were issued (the "Indenture") notified the CBO holders that D&P Investment Management as manager of the portfolio had failed to comply with a provision of the Indenture by holding certain defaulted bonds in the portfolio beyond one year after they became defaulted bonds without delivering certain required evidence from the rating agency that had rated the Class A Bonds and that such failure constituted an event of default under the Indenture. D&P Investment Management informed the CBO holders that the rating agency declined to provide the required evidence, that it did not believe that it was in the best interest of the CBO holders to dispose of the defaulted bonds after one year before their issuers are restructured or reorganized, and proposed that the event of default be waived and that the Indenture be amended. Upon the occurrence of an event of default, the Trustee or the holders of not less than 25% in outstanding amount of Class A Bonds may declare the principal amount of all of the CBOs, together with interest accrued thereon, to be immediately due and payable. The Class A Bonds were redeemed in full on the October 15, 1996 Payment Date. With the redemptions, the Class B Bonds became the Controlling Class. On November 18, 1996, holders of in excess of 25% of the Aggregated Outstanding Amount of the Controlling Class declared the principal of all the Bonds to be immediately due and payable per Section 5.02 of the Indenture. Under Section 5.04 (a)(ii) of the Indenture, holders of 100% of the Controlling Class consented to the provision which allowed the Trustee to direct the sale of the remaining Collateral Debt Securities and the liquidation of the CBO. The liquidation process proceeded in November and December of 1996 and subsequent distributions were made to the Class B Bondholders in the amount of $48.0 million in December. An additional payment of $4.9 million was made in January 1997. An additional and final payment of less than $60,000 will be made to the Class B Bondholders in 1997. None of the principal and the accrued interest due on the Class C Bonds will be paid.

     PIC, NS&RC AND PEPCO

     GENERAL. PIC and NS&RC, each of which is an investment advisor registered under the Investment Advisors Act of 1940, as amended (the "Advisers Act"), provide investment management services for mutual funds and, in the case of PIC, for institutional investors. PIC also manages the investment assets (other than investments in real estate and mortgages) of the General Account and Variable Products Separate Accounts of Phoenix Home Life, which is the fourteenth largest mutual life insurance company in the United States. PEPCO, a broker-dealer registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), serves as principal underwriter and national distributor of the Phoenix mutual funds and variable insurance and annuity contracts, and provides a wide range of investment management support services, including accounting, pricing, record keeping and transfer agency services. PIC, NS&RC and PEPCO were acquired by the Company pursuant to the Merger on November 1, 1995 in order to expand the Company's investment management business.

     Investment management and advisory services are provided by PIC and NS&RC for their institutional and mutual fund clients with respect to publicly-traded equity, convertible and fixed income securities and, in the case of PIC, privately-placed fixed income securities. As of December 31, 1996, PIC and NS&RC had approximately $18.2 billion and $1.7 billion, respectively, in assets under management. For the year ended December 31, 1996, PIC had total revenues of $66.5 million and net income of $23.1 million and NS&RC had total revenues of $13.0 million and net income of $7.0 million.

     The following tables set forth the combined assets under management and management fees for PIC and NS&RC for the year ended December 31, 1996:

                            ASSETS UNDER MANAGEMENT
                                 (In millions)

SOURCE:
  Retail Products(a)                                   $11,408
  Institutional Products(b)                              1,586
  Phoenix Home Life General Account                      6,857
                                                       -------
         Total                                         $19,851
                                                       =======

ASSETS CLASSIFICATION:
  Equity Accounts                                      $ 7,276
  Balanced Accounts                                      3,870
  Fixed Income Accounts                                  8,104
  Money Market  Accounts                                   601
                                                       -------
           Total                                       $19,851
                                                       =======


                                MANAGEMENT FEES
                                (In thousands)
SOURCE:
  Retail Products(a)                                   $62,364
  Institutional Products(b)                              6,602
  Phoenix Home Life General Account                      8,156
                                                       -------
            Total                                      $77,122
                                                       =======

(a) Retail products consist of mutual funds for which PIC and NS&RC are the investment advisors, including The Phoenix Edge Series Fund in which Phoenix Home Life Variable Separate Accounts are invested.

(b) Institutional products consist of PIC's investment advisory accounts (including mutual fund portfolios managed by PIC under sub-advisory agreements).

     The strategy of PIC and NS&RC is to increase assets under management by offering institutional and mutual fund clients a broad array of investment products and services while at the same time moderating growth to insure that clients receive the highest quality of service. PIC and NS&RC believe that the number of managed investment accounts has a greater impact on the quality of investment advisory services than the amount of assets under management because of the time needed to service each account's particular investment requirements. Portfolio managers devote substantially all of their time to investment management. General informational services for clients, such as investment performance and account information, are assigned to other personnel dedicated exclusively to client relations. In addition, portfolio managers typically manage accounts of clients with similar investment objectives, thereby enabling clients to benefit from the expertise of their portfolio managers in achieving their investment objectives.

     Portfolio managers actively manage client portfolios and exercise investment discretion within general investment guidelines provided by their clients. Client policies regarding the use of investment techniques and strategies such as derivative securities and leverage are followed. While a large portion of assets under management are currently invested in equity and fixed income securities of domestic issuers, PIC and NS&RC also invest actively in equity and fixed income securities of foreign issuers.

     INVESTMENT PHILOSOPHY. PIC's and NS&RC's approach to investing in equity securities is based on the belief that stocks of companies with superior growth, purchased at reasonable valuations, will produce superior investment results over time. PIC and NS&RC seek to outperform the Standard & Poor's 500 stock index over full market cycles by selecting securities of issuers whose future earnings are expected to increase faster than the market. PIC's and NS&RC's strategy emphasizes that early identification and timely investment of the market's driving themes are the key elements to multi-year outperformance. It considers the top-down market perspective and bottom-up issuer analysis as equally critical to the decision making process and regards an effective sell discipline as important as stock selection in achieving long-term investment objectives.

     PIC's and NS&RC's investment strategy with respect to fixed income securities reflects the belief that no one can consistently predict the direction and magnitude of interest rate movements. PIC's and NS&RC's fixed income strategy combines active sector rotation and controlled credit risk with the goal of achieving superior investment returns. PIC and NS&RC utilize a broad range of taxable and tax-exempt sectors, maintain a high average quality profile, and seek to minimize interest rate risk by constraining overall portfolio duration. PIC and NS&RC have a long-term investment horizon; projections of deriving expected growth rates for specific investment opportunities look ahead five to ten years. A strong sell discipline dictates that a security should be sold if current fundamentals warrant.

     As of December 31, 1996, PIC employed 23 portfolio managers and 11 research analysts. The portfolio managers and research analysts meet regularly to develop a consensus regarding the impact of macroeconomic conditions on the market and to establish current and long-term investment strategies. Focusing on sectors and industries for which growth is anticipated, PIC's portfolio managers formulate a "buy" list of recommended securities through evaluation of investment research provided by PIC's research analysts, who both perform their own research and review and analyze research generated by national and regional brokerage firms and other entities which produce investment research. PIC also formulates its investment decisions through direct contact with the managements of various issuers. The "buy" list is then utilized by the portfolio managers who select securities from this list for their assigned portfolios as appropriate in light of their clients' general investment guidelines.

     PIC's investment professionals carefully scrutinize each others' suggested investments in order to determine whether such investments should be placed on the "buy" list. PIC believes that the collective process of formulating investment strategies and recommending securities enhances the dissemination of successful investment ideas and promotes the prompt sale of underperforming securities.

     CLIENTS AND CLIENT DEVELOPMENT. PIC has a broad institutional client base consisting primarily of medium-sized pension and profit sharing plans of corporations, governmental entities and unions, as well as endowments and foundations, each of which has between $6 million and $305 million in assets managed by PIC. As of December 31, 1996, assets under management by PIC with respect to its 32 institutional advisory accounts (other than mutual funds for which PIC is the investment advisor and Phoenix Home Life's General Account and Separate Accounts) was approximately $1.6 billion, or 8.0% of the total assets under management by PIC and NS&RC as of that date.

     As of December 31, 1996, PIC managed approximately $6.9 billion of the approximately $10.6 billion in assets held in Phoenix Home Life's General Account. The balance of the General Account assets consisted primarily of investments in real estate and mortgages and insurance policy loans. PIC also manages assets held in certain of the Separate Accounts of Phoenix Home Life. Separate Accounts are separate investment accounts of an insurance company, the assets of which are by law segregated from the insurance company's general account assets. By purchasing an investment contract or policy, such as a group annuity contract, from Phoenix Home Life, an institutional investor can place its assets, together with the assets of other investors, in one or more Separate Accounts ("Pooled Separate Accounts"). On March 1, 1996, certain of the Pooled Separate Accounts were reorganized into new mutual funds managed by PIC, the Phoenix Duff & Phelps Institutional Mutual Funds. Most of the investors in the Pooled Separate Accounts elected to invest their account assets in the new mutual funds and those investors that did not so elect received cash in an amount equal to the value of their account. As of December 31, 1996, Phoenix Duff & Phelps Institutional Mutual Funds had $383 million of assets under management. Similarly, Phoenix Home Life and one of its insurance company subsidiaries have each created Separate Accounts to hold assets backing their respective obligations under variable insurance and annuity contracts ("Variable Separate Accounts"), which assets are invested in mutual funds managed primarily
by PIC.   Virtually all of the assets held in Variable Separate Accounts are currently invested in The Phoenix Edge Series Fund, described below, which had approximately $2.3 billion in aggregate net assets as of December 31, 1996.

     PIC and NS&RC are investment advisors to 34 mutual fund portfolios which had aggregate assets under management of approximately $11.4 billion as of December 31, 1996. These mutual funds (the "Phoenix Funds") are available to both institutional and retail investors and are summarized as follows:

     PHOENIX SERIES FUND includes seven funds managed by PIC. These funds had approximately $5.7 billion in aggregate assets under management as of December 31, 1996;

     PHOENIX MULTI-PORTFOLIO FUND includes six funds managed by PIC. These funds had approximately $766 million in aggregate assets under management as of December 31, 1996;

     PHOENIX STRATEGIC EQUITY FUND includes three funds, for which PIC is the advisor to two funds and NS&RC is the advisor to one fund. These funds had approximately $604 million in aggregate assets under management as of December 31, 1996;

     OTHER PHOENIX FUNDS include six funds, for which PIC is the advisor to one fund and NS&RC is the advisor to five funds. These funds had approximately $1.8 billion in aggregate assets under management as of December 31, 1996;

     THE PHOENIX EDGE SERIES FUND includes seven funds managed by PIC with approximately $2.3 billion in aggregate assets under management as of December 31, 1996. These funds are not offered directly to the public but serve as the investment vehicles for assets invested in variable insurance and annuity contracts of Phoenix Home Life (or an insurance company subsidiary); and

     THE PHOENIX DUFF & PHELPS INSTITUTIONAL MUTUAL FUNDS include five funds managed by PIC with approximately $259 million in aggregate assets under management as of December 31, 1996. (In addition, the funds include $124 million managed by D&P Investment Management).

     The Class A shares issued to the public by the Phoenix Funds are all subject to conventional front-end sales charges, except for a money-market fund which is sold on a no-load basis. The Class B shares issued by these mutual funds are subject to contingent deferred sales charges which are typically paid by the holder upon redemption of such shares during the first five years.

     PIC also serves as investment advisor to three investment funds of a non-U.S. investment company qualifying under the laws of Luxembourg as a societe d'investissement a capital variable ("SICAV"), the shares of which are distributed overseas to foreign investors by non-U.S. subsidiaries of Phoenix Home Life. The SICAV had approximately $37.6 million in aggregate assets under management as of December 31, 1996. PIC also provides sub-investment advisory services under contracts with investment advisors to manage seven mutual fund portfolios which are included among its 32 institutional accounts. As of December 31, 1996, PIC managed approximately $318 million in aggregate assets under management under these sub-advisory agreements.

     Other than Phoenix Home Life and Phoenix Home Life sponsored products, no single account represented more than 2% of PIC's or NS&RC's total revenues during 1996.

     The ability of PIC and NS&RC to attract and retain clients is largely dependent on the portfolio managers and other key employees of PIC. PIC therefore maintains a variety of competitive compensation programs designed to reward both short-term and long-term profitability, investment performance and new business. In an effort to maximize time devoted by portfolio managers to investment management, client relations and shareholder service departments attend to the informational needs of clients.

     Product innovation is also central to the development of new clients and the retention of existing clients. New investment management products typically require "seed" funding to assist in attracting accounts and developing an initial performance record. Traditionally, Phoenix Home Life has directly or indirectly provided seed funding for new investment funds managed by PIC. Following the Merger, Phoenix Home Life may not continue to provide such funding, although no decision in this regard has been made. If such funding is not provided by Phoenix Home Life, it will likely be internally generated or financed by the Company.

     INVESTMENT MANAGEMENT AGREEMENTS AND FEES. PIC and NS&RC have entered into investment management agreements with each of their institutional and mutual fund clients, including agreements with Phoenix Home Life with respect to its General Account. In addition, PIC has entered into sub-investment management agreements with each of the investment advisors for which it has agreed to manage all or a part of a mutual fund portfolio.

     Pursuant to these agreements, PIC and NS&RC have been granted discretionary authority to make investment decisions with respect to assets under management within certain general investment guidelines and, in the case of the Phoenix Home Life General Account, subject to oversight by the Phoenix Home Life Board of Directors and the Investment Committee thereof.

     Investment management agreements are terminable by either party upon relatively short notice: 60 days in the case of agreements with mutual funds and typically 30 to 60 days in the case of agreements with institutional clients. Agreements generally may not be assigned without the consent of the client and terminate automatically in the event of their assignment. "Assignment" in these agreements typically has the meaning given under the 1940 Act, which definition would include certain changes in the ownership of the Company or its investment advisory subsidiaries.

     PIC and NS&RC are compensated under investment management agreements on the basis of fees calculated as a percentage of assets under management. The percentage of the fee generally declines as the amount of assets under management increases above certain thresholds. In addition, the percentage of the fee is also dependent upon the difficulty of management of the investments; generally, investments in equity securities command a higher percentage fee than fixed income securities, as do investments, such as investments in foreign securities, which require more extensive management time. Assets managed by PIC and NS&RC are valued at their net asset values, which is the standard measure adopted by the industry for valuing securities. Management fees for institutional clients are typically payable monthly or quarterly. For their investment management services, PIC and NS&RC receive management fees from each mutual fund ranging from 0.40% to 0.75% per annum of the fund's average daily net asset value.

     Management fees are negotiated by PIC and NS&RC and their clients. Management fees paid by a mutual fund must initially be negotiated with the Fund's board of directors and must be annually approved by a majority of the board's disinterested directors. Increases in the fees must thereafter be approved by the fund's shareholders. Since shareholder approval must be obtained in order to implement fee increases, management fees paid by mutual funds tend to be increased infrequently and the negotiations for fee changes are influenced by competitive forces in the mutual fund industry.

     Pursuant to an investment management agreement with Phoenix Home Life effective as of January 1, 1995, PIC provides non-real estate investment management services to the Phoenix Home Life General Account, which as of December 31, 1996 had approximately $6.9 billion in assets managed by PIC. PIC receives a management fee based on net asset values as follows: 0.10% per annum of net assets invested in preferred stocks, publicly traded bonds, including government securities, and cash and cash equivalents; 0.15% per annum of net assets invested in privately placed bonds; 0.40% per annum of net assets invested in common stock; and 0.45% per annum of net assets invested in venture capital, oil and gas and leveraged lease products. The management fee is payable monthly based on the average net asset value of the General Account.
For the year ended December 31, 1996, management fees paid to PIC with respect to the General Account totaled $8.2 million.

     Until March 1, 1996, PIC also managed the assets in five Phoenix Home Life Pooled Separate Accounts, which on that date were reorganized into a new institutional mutual fund series managed by PIC, the Phoenix Duff & Phelps Institutional Mutual Funds. For the investment management services provided to the new institutional mutual fund series PIC received investment management fees ranging from 0.25% to 0.60% per annum of each account's average net asset value. These management fees were payable quarterly based on the daily net asset values during the calendar quarter. For the year ended December 31, 1996, management fees paid to PIC with respect to these funds totaled $2.1 million.

     Management of the Company believes that the management fees payable to PIC under the General Account and Pooled Separate Account investment management agreements were no less favorable to PIC than the management fees that would be obtained from unaffiliated persons based on the size of these accounts and the types of investments in which the assets of such accounts are invested. Any changes in management fees to be paid to PIC under these agreements will be negotiated by PIC and Phoenix Home Life, with such changes being subject to the approval of a majority of the disinterested directors of the Company who are neither employees nor directors of Phoenix Home Life or its subsidiaries. The Company expects that any compensation under these agreements will be at competitive rates which are no less favorable to PIC than the management fees that would be obtained from unaffiliated persons based on the size of these accounts and the types of investments in which the assets of such accounts are invested.

     MUTUAL FUNDS. Mutual funds managed by PIC and NS&RC are available for both institutional and retail investors. These funds had assets under management as of December 31, 1996 of approximately $11.4 billion. The following table provides, with respect to each mutual fund managed by PIC and NS&RC, information concerning its year of establishment, assets under management and investment advisor:

                                                         ($ IN THOUSANDS)
                                                           ASSETS UNDER
                                                           MANAGEMENT
FUND                                          YEAR            AS OF
-----                                      ESTABLISHED  DECEMBER 31, 1996   ADVISOR
                                           -----------  -----------------   -------
PHOENIX SERIES FUND:
   Balanced Fund                                  1970        $ 1,857,266     PIC
   Convertible Fund                               1970            214,178     PIC
   Growth Fund                                    1969          2,422,583     PIC
   High Yield Fund                                1980            553,427     PIC
   Money Market Fund                              1980            187,658     PIC
   Aggressive Growth Fund                         1968            245,506     PIC
   U.S. Government Securities Fund                1987            208,066     PIC
                                                              -----------
                                                              $ 5,688,684
                                                              ===========

PHOENIX MULTI-PORTFOLIO FUND:
   Tax-Exempt Bond Portfolio                      1988        $   138,364     PIC
   Mid Cap Portfolio                              1989            445,907     PIC
   Emerging Markets Bond Portfolio                1995             40,255     PIC
   International Portfolio                        1989            134,726     PIC
   Endowment Equity Portfolio                     1993                465     PIC
   Diversified Income Portfolio                   1993              5,967     PIC
                                                              -----------
                                                              $   765,684
                                                              ===========

PHOENIX STRATEGIC EQUITY SERIES FUND:
   Equity Opportunities Fund                      1944        $   203,279    NS&RC
   Small Cap Fund                                 1995            282,932     PIC
   Strategic Theme Fund                           1995            117,932     PIC
                                                              -----------
                                                              $   604,143
                                                              ===========
OTHER PHOENIX FUNDS:
   Strategic Allocation Fund                      1982        $   319,242     PIC
   Phoenix Multi Sector Short Term Bond
    Fund                                          1992             24,076    NS&RC
   Worldwide Opportunities Fund                   1960            149,627    NS&RC
   Income and Growth Fund                         1940            851,968    NS&RC
   Multi-Sector Fixed Income Fund                 1989            323,806    NS&RC
   California Tax-Exempt Fund                     1983            118,520    NS&RC
                                                              -----------
                                                              $ 1,787,239
                                                              ===========

                                                        ($ IN THOUSANDS)
                                                          ASSETS UNDER
                                                           MANAGEMENT
                                              YEAR            AS OF
FUND                                       ESTABLISHED  DECEMBER 31, 1996   ADVISOR
----                                       -----------  -----------------   -------
THE PHOENIX EDGE SERIES FUND:
   Multi-sector Fixed-income Fund                 1986        $   145,044     PIC
   Money Market Fund                              1986            131,361     PIC
   Growth Fund                                    1986          1,235,395     PIC
   Total Return Fund                              1986            374,244     PIC
   Balanced Fund                                  1992            204,285     PIC
   International Fund                             1990            172,667     PIC
   Strategic Theme Fund                           1996             25,972     PIC
                                                              -----------
                                                              $ 2,288,968
                                                              ===========
PHOENIX DUFF & PHELPS
INSTITUTIONAL MUTUAL FUNDS:
   Balanced Fund                                  1996        $    49,157     PIC
   Growth Fund                                    1996            105,717     PIC
   U.S. Government Bond Fund                      1996              8,312     PIC
   Managed Bond Fund                              1996             78,493     PIC
   Money Market Fund                              1996             17,312     PIC
                                                              -----------
                                                              $   258,991
                                                              ===========

                 Total                                        $11,393,709
                                                              ===========

     All of these mutual funds are "open-end" funds, which continuously offer to sell and redeem their shares at prices based on the net asset value of the fund's portfolio. Shares of open-end mutual funds are generally redeemable at any time and are generally not traded in the secondary market. As a result, the Company's revenues from such mutual funds vary due to redemptions and purchases of shares, in addition to fluctuations in the value of the securities in their portfolios. Advisory fees paid by these mutual funds to PIC and NS&RC totaled $62.4 million for the year ended December 31, 1996. Net revenues relating to other fees paid by these funds to PEPCO (including net sales loads, net distribution fees, administrative fees and shareholder services fees) totaled $19.5 million for the year ended December 31, 1996.

     These mutual funds are sold through PEPCO, which acts as the principal underwriter and national wholesale distributor of (i) the shares of Phoenix Funds and (ii) the variable insurance and annuity contracts whose assets are invested in the Phoenix Edge Series Fund. PEPCO distributes these mutual fund shares and variable insurance policies and annuity contracts through unaffiliated national and regional broker-dealers and financial institutions and registered representatives of WS Griffith & Co., Inc. ("Griffith"), a registered broker-dealer subsidiary of Phoenix Home Life engaged in the retail distribution of Phoenix Funds and variable contracts. PEPCO also engages in telemarketing of these mutual funds and variable contracts to existing and potential clients. In addition, mutual funds are marketed to existing and potential institutional clients through registered representatives of PEPCO.

     MARKETING, DISTRIBUTION AND SUPPORT SERVICES. Institutional marketing services are directed toward investment management consultants who are retained by institutional investors to assist in competitive reviews of potential investment managers. These consultants recommend investment managers to their institutional clients based on their review of investment managers' performance histories and investment management styles. Sales and marketing personnel at PEPCO establish and maintain relationships with these consultants and provide information and materials to these consultants in order to enable them to evaluate PIC.

     PEPCO, which is a broker-dealer registered under the Exchange Act, serves as the principal underwriter and national wholesale distributor of the mutual funds managed by PIC and NS&RC, as well as the variable contracts issued by Phoenix Home Life (or an insurance company subsidiary) which are invested in The Phoenix Edge Series Fund. PEPCO has been granted exclusive distribution rights pursuant to distribution agreements with each of the Phoenix mutual funds and receives commissions for shares distributed, depending on the size of the particular sale, ranging from 2.0% to 4.75% of the per share offering price on sales of less than $1 million. Individual sales of $1 million or more are made without commission. Commissions on sales of variable contracts which are invested in The Phoenix Edge Series Fund range from 3.0% to 6.0% of the purchase or premium payments made under such contracts. Mutual fund shares and variable products are distributed by PEPCO under sales agreements with unaffiliated national and regional broker-dealers and Griffith. A substantial portion of PEPCO's distribution commissions are paid by it to these entities.

     Griffith is currently the largest distributor of Phoenix Home Life investment products. Mutual fund sales by PEPCO, other than with respect to money market funds, totaled $1.1 billion in 1996, of which Griffith accounted for 12%. Sales by PEPCO of variable products totaled $460 million in 1996, of which Griffith accounted for 77%. Through Griffith, PEPCO obtains the services of more than 1,250 Phoenix Home Life insurance agents and brokers who are registered representatives of Griffith.

     Sales and marketing personnel of PEPCO also direct substantial efforts towards establishing and maintaining relationships with unaffiliated national and regional broker-dealers and financial institutions. Due to the highly competitive nature of the investment management business, the ability of PIC and NS&RC to compete for mutual fund customers is becoming increasingly dependent on developing and maintaining an effective distribution channel through such entities.

     PEPCO also provides various support services for the mutual funds whose assets are managed by PIC and NS&RC. Under financial agent agreements, it performs accounting, administrative, pricing and record retention services for these funds and receives fees generally at the annual rate of $300 for each $1 million of average daily net assets. In addition, it also serves as the funds' transfer agent, for which it receives an annual fixed fee of $14.95 for each shareholder account, except for the daily dividend fund, for which it receives $19.25 per shareholder account, subject to certain minimum plus out-of-pocket expenses.

     INVESTMENT IN BEUTEL, GOODMAN & COMPANY LTD.   On November 15, 1993, the
Company and affiliates of the Company (i) purchased 43,333 Class 3 Common Shares of Beutel, Goodman & Company Ltd. ("BG"), representing 40% of the outstanding voting capital stock of BG, for a purchase price of $7.8 million paid in cash, and (ii) purchased $23.3 million of 8.5% Redeemable Unsecured Debentures of BG payable periodically from the net earnings of BG and maturing as to any unpaid principal on November 14, 2003. At December 31, 1995, the Company held approximately $9.5 million of the 8.5% BG debentures. These debentures were retired during 1996. On April 1, 1994, the Company purchased an additional 19,118 Class 3 Common Shares of BG for a purchase price of $7.2 million. As a result of the purchase of the 19,118 shares, the Company owns 49% of the outstanding voting capital stock of BG. BG is a Canadian corporation engaged in the investment management business and has its main office in Toronto, Ontario. As of December 31, 1996, it managed approximately $9.6 billion of assets for corporate and public pension funds, charitable organizations and individuals. All of the outstanding BG capital stock not owned by the Company is owned by management employees of BG. All of the shareholders of BG have entered into an agreement providing among other things that the management group and the Company shall each be entitled to specified representation on the BG board of directors, that the management group shall have authority over the day-to-day operations of BG and that net earnings of BG shall be used for specified purposes in accordance with specified priorities, including payment of the Debentures described above.

     COMPETITION.   The Investment management business is highly competitive.
Thousands of investment management firms offer their services to potential clients. In addition, various services and investments offered by insurance companies, banks and securities dealers compete with the services offered by the Company. Some of these firms are larger and have access to greater resources than thE Company. Although the Company's range of product offerings has increased significantly recently with the acquisition of PIC and NS&RC, many of the Company's competitors offer a broader range of advisory services than those of the Company. In addition, the investment advisory industry is characterized by relatively low cost of entry and new investment management firms are frequently created.

     Management of the Company believes that the most important factors affecting competition for investment management clients are the performance records and reputations of investment managers and their investment professionals, marketing and access to distribution channels, product innovation, customer service and management fees. The Company's ability to increase and retain clients' assets could be materially adversely affected if client accounts underperform the market or if key portfolio managers terminate their employment with the Company. In the past, the Company has not experienced a high turnover rate among its portfolio managers. The ability of the Company to compete with other investment management firms also is dependent, in part, on the relative attractiveness of its investment philosophy and methods under prevailing market conditions.

     A large number of mutual funds are sold to the public by investment management firms, broker-dealers, insurance companies and banks in competition with mutual funds sponsored and managed by the Company's investment management subsidiaries. Many of the Company's competitors apply substantial resources to advertising and marketing their mutual funds, which may adversely affect the ability of funds managed by the Company to attract new clients and to retain assets under management. Load mutual funds have for some time faced significant competition from no-load funds, resulting in the reduction of sales fees and leading to consideration of alternative load structures. The ability to attract and retain assets in these funds, most of which have sales fees, is dependent to a significant degree on the ability to maintain relationships with both unaffiliated brokers and financial institutions and participating insurance agents and brokers in Phoenix Home Life's agent field force who are registered representatives of Griffith. Shareholder account service is also important to retaining mutual fund customers.

INVESTMENT RESEARCH

     The Company, directly or through subsidiaries, provided investment research to outside clients such as banks, insurance companies, investment advisors, brokers and investment banking firms, beginning in 1932. Investment research was provided by the Company's subsidiary Duff & Phelps Investment Research Co. ("Investment Research") until October 1994, when Investment Research was dissolved into the Company.

     The Company also provided financial advisory and investment banking services to individuals, corporations, and financial institutions through its wholly owned subsidiary Duff & Phelps Financial Consulting Co., later known as Duff & Phelps Capital Markets ("Capital Markets"). Capital Markets formed Duff & Phelps Securities Co., its wholly owned subsidiary, which was a registered broker-dealer offering institutional brokerage services.

     The Company announced on May 14, 1996, that it was exiting the subscription investment research, investment banking, and financial advisory businesses. Subsequently it sold the assets of Capital Markets (including Duff & Phelps Securities Co.) to several former executives of Capital Markets, and it sold the assets of its high yield research business to other former executives of the investment research division.

     Subsequent to the sale of assets, Capital Markets was renamed DPCM Holdings, Inc. ("DPCM"). DPCM has a joint venture affiliate located in Greenwich, Connecticut through which it invests in private equity transactions, expansion financings and recapitalizations involving management participation.

REGULATION

     The Company and its subsidiaries are subject to extensive governmental regulation and supervision. The Company, D&P Investment Management, PIC and NS&RC are registered with the Securities and Exchange Commission (the "SEC") under the Advisers Act and are registered under applicable state investment advisory laws. Registrations, reporting, maintenance of books and records, custodial arrangements and other compliance procedures required pursuant to the Advisers Act and applicable state securities laws are maintained independently by the Company, D&P Investment Management, PIC and NS&RC, with advice and assistance from PEPCO. In addition, each of the mutual funds managed by D&P Investment Management, PIC and NS&RC is registered with the SEC under the 1940 Act. D&P Investment Management, PIC and NS&RC are, therefore, subject to the 1940 Act insofar as it relates to investment advisors for registered investment companies.

     PEPCO is registered as a broker-dealer under the Exchange Act and state securities laws and is therefore subject to minimum net capital requirements imposed on broker-dealers by the SEC. The SEC rules require an aggregate indebtedness to net capital ratio of no more than 15:1. As of December 31, 1996, PEPCO had net capital of $4.0 million and a ratio of aggregate indebtedness to net capital of 3.10:1. In addition, as a registered broker-dealer, PEPCO is also a member of the National Association of Securities Dealers, Inc. ("NASD"). The SEC and NASD require that, in addition to the minimum net capital requirements, PEPCO comply with a variety of operational standards, including proper record keeping and the licensing of its representatives. The SEC and NASD periodically examine PEPCO and review periodic reports with respect to its operations and financial condition.

     D&P Investment Management and PIC are also subject to ERISA, insofar as they are "fiduciaries" under ERISA with respect to employee benefit plan clients subject to ERISA.

     Because Phoenix Home Life owns a majority equity interest in the Company, New York law relating to the subsidiaries of life insurance companies may apply to the business activities conducted by the Company, including the requirement that transactions with affiliates be fair, equitable and reasonable. However, no prior insurance regulatory approval is or will be required with respect to the investment management activities of subsidiaries of the Company or the distribution by such entities of investment products. In the case of investments in Separate Accounts, the individual or group insurance or annuity or similar insurance contract issued by Phoenix Home Life or an insurance company subsidiary is subject to prior review and approval by insurance regulators in each jurisdiction where the product is to be sold.

     The laws and regulations described above generally grant supervisory agencies broad administrative powers, including the power to limit or restrict a firm from conducting its business in the event that it fails to comply with relevant laws and regulations. Possible sanctions that may be imposed in the event of noncompliance include the suspension of individual employees, limitations on the firm's business for specified periods of time, revocation of the firm's registration as an investment advisor or broker-dealer, censures and fines. Changes in these laws or regulations could have a material adverse impact on the profitability and mode of operations of the Company.

     The officers, directors and employees of the Company may from time to time own securities which are also owned by one or more of the clients of the Company. The Company has internal policies with respect to personal investing which require reporting of securities transactions and restrict certain transactions so as to reduce the possibility of conflict of interest.

EMPLOYEES

     As of December 31, 1996, the Company and its subsidiaries employed approximately 544 persons. The Company considers its employee relations to be satisfactory.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are as follows:

NAME                            AGE  POSITION
----                            ---  --------

Francis E. Jeffries              66  Chairman of the Board and Director

Philip R. McLoughlin             50  Vice Chairman of the Board, Chief Executive Officer
                                      and Director

Calvin J. Pedersen               55  President and Director

Wayne C. Stevens                 50  President of D&P Investment Management and Executive
                                      Vice President and Director

Michael E. Haylon                39  President of PIC and Executive Vice President and
                                      Director

David R. Pepin                   54  Executive Vice President and, since January 1, 1997, Director

William R. Moyer                 52  Senior Vice President and Chief Financial Officer

     The executive officers of the Company are elected annually and serve at the discretion of the Board of Directors of the Company.

     Mr. Jeffries has been Chairman of the Board of the Company since July 1993 and a Director of the Company since 1989. On May 13, 1997, Mr. Jeffries will
retire as Chairman of the Board and a Director.    From 1992 to November 1,
1995, Mr. Jeffries also served as Chief Executive Officer of the Company. From 1989 to July 1993, Mr. Jeffries also served as President of the Company. Until its dissolution in 1992, Mr. Jeffries was also Chief Executive Officer of Duff & Phelps Inc. ("DPI"), the former parent of D&P Investment Management and Capital Markets, from 1987 and President of DPI from 1984. Mr. Jeffries joined the Company in 1966. Mr. Jeffries is also a member of the Board of Directors of Duff & Phelps Utilities Income Inc., Duff & Phelps Utilities Tax-Free Income Inc., Duff & Phelps Utility and Corporate Bond Trust Inc. and The Empire District Electric Company and serves as a Director or Trustee of all of the Phoenix mutual funds managed by PIC and NS&RC.

     Mr. McLoughlin has been Vice Chairman of the Board, Chief Executive Officer and a Director of the Company since November 1, 1995. Mr. McLoughlin has also been a Director of Phoenix Home Life since February 1994 and has been employed by Phoenix Home Life as Executive Vice President -Investments since December 1988. In addition, Mr. McLoughlin serves as President of PEPCO, Chairman of PIC and Chairman and Chief Executive Officer of NS&RC. He also is a member of the Board of Directors of these corporations, Duff & Phelps Utilities Tax-Free Income Inc. and Duff & Phelps Utility and Corporate Bond Trust Inc. Mr. McLoughlin also serves as President and as a Director or Trustee of the Phoenix Funds, Phoenix Duff & Phelps Instutional Mutual Funds and Phoenix Aberdeen Series Fund (collectively, the "Phoenix Mutual Funds"). He is a Director of PM Holdings, Inc., Phoenix Charter Oak Trust Company, The World Trust, a Luxembourg closed-end fund, and of PXRE Corporation ("PXRE"), a publicly-traded corporation, and of its wholly-owned subsidiary, PXRE Reinsurance Company ("PXRE Reinsurance").

     Mr. Pedersen has been President of the Company since July 1993 and a Director of the Company since January 1992. From January 1992 to July 1993, Mr. Pedersen served as an Executive Vice President of the Company. Mr. Pedersen was also an Executive Vice President of DPI from 1988 until its dissolution. From 1986 to 1988, he served as Senior Vice President - Marketing and Sales of DPI. Mr. Pedersen joined the Company in 1986 from First Chicago Investment Advisors, an investment management company, where he was a Managing Director and head of the Account Management and Administration Division. Mr. Pedersen is also President and Chief Executive Officer of Duff & Phelps Utilities Income., Duff & Phelps Utilities Tax-Free Income Inc. and Duff & Phelps Utility and corporate Bond Trust Inc. and serves as a Director or Trustee of the Phoenix mutual funds.

     Mr. Stevens has been an Executive Vice President and a Director of the Company since January 1992. Mr. Stevens has also been President of D&P Investment Management since July 1993. In March 1997, Mr. Stevens notified the Company that he would be resigning effective April 11, 1997. From 1987 to July 1993, Mr. Stevens served as President of Investment Research, a former subsidiary of the Company. Mr. Stevens was also an Executive Vice President of DPI from 1984 until its dissolution. He served as manager of the Industrial/Financial Research Division of DPI from 1980 to 1984. Mr. Stevens joined the Company in 1979.

     Mr. Haylon has been an Executive Vice President and a Director of the Company since November 1, 1995. From February 1993 to November 1, 1995, Mr. Haylon was Senior Vice President - Securities Investments of Phoenix Home Life. Mr. Haylon is also President of PIC, Executive Vice President of NS&RC and Executive Vice President of all of the Phoenix mutual funds. From June 1991 through January 1993, Mr. Haylon was Vice President, Public Fixed Income and from June 1990 through May 1991, he was Vice President, Public Bond Investments of Phoenix Home Life. Mr. Haylon was Vice President of Aetna Capital Management from August 1986 until June 1990 and a Managing Director of Aetna Bond Investors from February 1989 until June 1990. Mr. Haylon also serves as a member of the Boards of Directors of PIC, PEPCO and NS&RC.

     Mr. Pepin has been an Executive Vice President of the Company since February 8, 1996 and a Director of the Company since January 1, 1997. From August 1994 to December 1995, Mr. Pepin was Vice President of Trust Development for Phoenix Home Life. He is currently a Director and chairman of the audit committee of Phoenix Charter Oak Trust Company. Prior to joining Phoenix Home Life, Mr. Pepin was a Vice President of the Digital Equipment Corporation.

     Mr. Moyer has been Senior Vice President and Chief Financial Officer of the Company since November 1, 1995. From November 1990 to November 1, 1995, Mr. Moyer was Vice President -Investment Products Finance of Phoenix Home Life. Prior to joining Phoenix Home Life in November 1990, Mr. Moyer was a Senior Manager at Price Waterhouse LLP where he was employed for over seven years. In addition, Mr. Moyer serves as Senior Vice President - Finance and Treasurer of PIC, PEPCO and NS&RC. Mr. Moyer is also a Vice President of several of the Phoenix mutual funds.

ITEM 2.   PROPERTIES.
-------   -----------

     The Company, which is headquartered in Hartford, conducts its operations through offices located in Hartford and Enfield, Connecticut; Chicago, Illinois; Greenfield, Massachusetts and Cleveland, Ohio, in which locations it leases a total of approximately 193,000 square feet of office space.

ITEM 3.   LEGAL PROCEEDINGS.
-------   ------------------

     In August 1995, a legal action was filed by Peter Crane and Lisa Crane, Co-Executors of the Estate of Sally Crane, Deceased, Plaintiffs, against Capital Markets in the Circuit Court of Cook County, Illinois, County Department, Law Division, Case No. 95L11856. Plaintiffs allege that Capital Markets was retained to value for federal estate tax purposes certain corporate stock owned by the estate. It is alleged that Capital Markets negligently valued the stock at an amount higher than its true value and then refused to withdraw the valuation when requested. It is further alleged that these actions caused the estate to have to pay a higher federal and state estate tax than was necessary. Capital Markets contends that the valuation was properly made based on information made available to and supplied to Capital Markets. The complaint demands compensatory damages in excess of $1,000,000, punitive damages and costs. The case is now scheduled to be presented to a mediator to explore settlement possibilities.

     On October 10, 1995, three individuals who are members of Associated Surplus Dealers ("ASD"), a non-profit mutual benefit corporation organized to promote the surplus merchandise industry, filed an action on behalf of themselves and as a class action on behalf of other members of ASD in the Superior Court of the State of California for the County of Los Angeles, Case No. BC 136761, against the directors of ASD, a corporation named Walter Fletcher, Inc. ("WFI") allegedly controlled by one of the director defendants who was also the Executive Director of ASD, an attorney for ASD, and Duff & Phelps Company and Duff & Phelps Financial Consulting Co. (now named Duff & Phelps Capital Markets Co.) (both Duff & Phelps corporations hereinafter referred to as "DP"). The complaint alleges (i) that since 1980 WFI had an exclusive license to operate ASD trade shows, (ii) that in 1994 the directors authorized the sale of the assets of ASD (almost all of which related to its trade shows) to WFI for $2,556,000 and the subsequent dissolution of ASD with distribution of the proceeds of sale to ASD's members, (iii) that each member of the ASD board of directors received a ten-year consulting contract with WFI providing for aggregate payments of $250,000 each over that period and (iv) that shortly after the sale the ASD assets purchased by WFI were resold by WFI for approximately $60,000,000. It is further alleged that DP was retained by ASD to value the ASD assets and provide a fairness opinion in connection with the transaction and valued said assets at $2,556,000. The plaintiffs contend that all defendants breached their fiduciary duties and were negligent in connection with the sale of ASD's assets to WFI and that specifically DP grossly undervalued said assets, all of which caused ASD to receive less than the true value of its assets. The plaintiffs seek, among other things, compensatory damages, attorneys' fees, costs of suit and punitive damages, all in unspecified amounts.

     On October 16, 1995, a corporation which is a member of ASD filed an action on behalf of itself and as a class action on behalf of other members of ASD in the Superior Court of the State of California for the County of Los Angeles, Case No. BC 137212, against the directors of ASD, WFI and Duff & Phelps Financial Consulting Co. (now named Duff & Phelps Capital Markets Co.). The allegations in the complaint are similar to those set forth in the above described complaint. The plaintiff contends that all defendants breached their fiduciary duties to the ASD members and that Capital Markets was also negligent and breached its contract with ASD, all of which caused ASD to receive less than the true value of its assets. The plaintiff seeks, among other things, compensatory damages, attorneys fees, costs of suit and punitive damages, all in unspecified amounts.

     On October 17, 1995, another corporation which is a member of ASD filed an action on behalf of itself and as a class action on behalf of other members of ASD in the Superior Court of the State of California for the County of Los Angeles, Case No. BC 137280, against the directors of ASD, WFI and Capital Markets. The allegations in the complaint are similar to those set forth in the above described complaint. The plaintiff contends that all defendants breached their fiduciary duties to the ASD members and that Capital Markets was also negligent and breached its contract with ASD, all of which caused ASD to receive less than the true value of its assets. The plaintiff seeks, among other things, compensatory damages, attorneys fees, costs of suit and punitive damages, all in unspecified amounts.

     On March 11, 1996, 90 individual plaintiffs which are members of ASD filed an action in the Superior Court of the State of California for the County of Los Angeles against the directors of ASD, WFI and Capital Markets. The allegations in the complaint are similar to those set forth in the above described complaint. The plaintiffs contend that all defendants breached their fiduciary duties to the ASD members and that Capital Markets was also negligent and breached its contract with ASD, all of which caused ASD to receive less than the true value of its assets. The plaintiffs seek, among other things, compensatory damages, attorneys fees, costs of suit and punitive damages, all in unspecified amounts.

     The above-described legal actions involve the same claim on behalf of the members of ASD arising from the same circumstances and the legal actions filed on October 10, 1995, October 16, 1995 and October 17, 1995 have been consolidated into one action.

     Management of the Company, at this time, does not expect the above litigation to have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------   ----------------------------------------------------

No items submitted.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------   ----------------------------------------------------------------------

     The Company's common stock is listed and traded principally on the New York Stock Exchange under the symbol "DUF". Information concerning the range of high and low sales prices for the Company's common stock, and the dividends declared, for each quarterly period within the past two fiscal years is set forth below.

                                                  DIVIDENDS
                 QUARTER ENDED     HIGH    LOW    DECLARED
                 -------------     ----    ---    ---------
                 1996
                 March 31          $7.00   $5.63       $.05
                 June 30           $7.88   $5.88       $.05
                 September 30      $7.25   $6.00       $.05
                 December 31       $7.38   $6.00       $.06

                 1995
                 March 31*
                 June 30*
                 September 30*
                 December 31       $8.28   $6.00       $.05

*Stock information for the quarters prior to the November 1, 1995 merger has not been presented as it is not reflective of the results of the Company.

     As of March 19, 1997, the closing price of the Company's common stock on the New York Stock Exchange was $8.125 per share.


ITEM 6.   SELECTED FINANCIAL DATA.
-------   ------------------------

(in thousands, except per share data)
YEAR ENDED DECEMBER 31*                         1996          1995           1994            1993             1992
Operating revenues                         $ 152,504     $ 112,206      $ 104,429        $ 99,872        $  67,385
Net income                                    26,719        15,690         17,020          23,043           10,569
Primary earnings per share**                    0.50          0.50
Total assets                                 365,684       356,619         97,201         103,118           16,616
Long-term obligations                         21,884        33,858          3,517           3,930
Convertible exchangeable
  preferred stock                             78,504        78,029
Cash dividends declared per
  common share**                                0.21          0.05

*-1996 reflects the results of the Phoenix Duff & Phelps Corporation, while 1995 reflects the results of Phoenix Securities Group, Inc. from January 1, 1995 to October 31, 1995 and the combined results of Phoenix Duff & Phelps Corporation for the period from November 1, 1995 to December 31, 1995; 1992 -1994 reflects the results of Phoenix Securities Group, Inc. only.

**-Primary earnings per share and cash dividends declared per common share prior to 1995 are not meaningful because of the recapitalization in connection with the Merger. The 1995 primary earnings per share reflect ten months of Phoenix Securities Group, Inc. and two months of the combined company.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ----------------------

GENERAL
-------

Phoenix Duff & Phelps Corporation (the Company) was formed on November 1, 1995 when Phoenix Securities Group, Inc. (PSG), the money management subsidiary of PM Holdings, Inc. (PM Holdings), merged into Duff & Phelps Corporation (D&P). PM Holdings is a wholly-owned subsidiary of Phoenix Home Life Mutual Insurance Company (PHL). Upon consummation of the merger, PM Holdings owned approximately 60% of the outstanding common stock of the Company. Under generally accepted accounting principles, the transaction was accounted for as a reverse merger with the purchase accounting method applied to the former D&P assets and liabilities. The historical financial statements include the operations and balances of PSG for the periods prior to the merger and the combined operations since November 1, 1995.

The 1996 net income of $26.7 million represents the Company's operations, while the 1995 net income of $15.7 million represents ten months of PSG operations and two months, i.e., November and December, of the Company's operations. As a result of the required accounting presentation and the inherent difficulties of analyzing and comparing the historical financial statements to the 1996 results, management has also included financial information on a pro forma basis as if the transaction occurred on December 31, 1993. The following discussion begins with a comparison of the historical financial statements and follows with a discussion of the pro forma financial information which is found in Note 4 - Pro Forma Results (Unaudited) of the Company's 1996 Consolidated Financial Statements. The principal operating entities referred to in this discussion are described in Note 1 of the Consolidated Financial Statements.

HISTORICAL FINANCIAL STATEMENTS
-------------------------------

GENERAL

The historical financial statements reflect the results of operations of PSG for all of 1994 and from January 1, 1995 to October 31, 1995 and combined results of the Company for the period from November 1, 1995 to December 31, 1996. This accounting treatment is required under generally accepted accounting principles. The 1996 and, to a lesser extent, 1995 results include a substantial noncash amortization expense resulting from merger related goodwill and other intangible assets.

STATEMENT OF INCOME FOR 1996 COMPARED TO 1995

Revenues for 1996 of $152.5 million increased $40.3 million (36%) from $112.2 million in 1995, reflecting the inclusion of $51.3 million of D&P's revenues, including Duff & Phelps Capital Markets Co. through June 30, in 1996 compared to $10.3 million for the two months included in 1995. Excluding the effect of D&P, the Company's revenues for 1996 decreased $738,000 compared to 1995. Management fees decreased $1.5 million as a result of a $3.9 million decrease in fees from the loss of certain institutional accounts offset, in part, by an increase of $1.2 million in management fees earned on mutual funds and a $2.4 million increase in fees earned managing PHL's general account and PHL sponsored variable products. The remaining decrease is primarily the result of an increase in funds under reimbursement due to the conversion of certain separate accounts to mutual funds for which Phoenix Investment Counsel, Inc. (PIC) voluntarily agreed to reimburse or waive expenses to the extent they exceeded limits detailed in the funds' prospectuses. The reimbursements increased $891,000 in 1996 as compared to 1995. Redemption income decreased by $1.8 million as a result of a decline in B share redemptions, for which the Company earns a fee if shares are redeemed within five years of purchase, while underwriting and distributor fees increased by $2.5 million.

Operating expenses for 1996 of $113.2 million increased $29.2 million (35%) from $84.0 million in 1995, reflecting the inclusion of $35.6 million of D&P operating expenses, including Duff & Phelps Capital Markets Co. through June 30, in 1996 compared to $9.6 million for the two months included in 1995. Excluding the effect of D&P, expenses increased $3.2 million in 1996 over 1995. Employment expenses increased $5.3 million due to the inclusion of a $2.0 million cost associated with data processing activities (included in other operating expenses in 1995), an expansion of the sales force, an increase in sales-based and performance-based incentive compensation and annual salary adjustments. Amortization of goodwill and intangible assets, a non-cash expense, increased $6.4 million in 1996 as a result of the merger. Depreciation, also a non-cash expense, increased $737,000. These increases were offset, in part, by reductions in other operating expenses ($7.8 million) primarily relating to cost savings achieved by the merger, and reduced amortization of deferred commissions ($1.4 million).

Operating income increased $11.1 million (39%) to $39.3 million for 1996 compared to $28.2 million for 1995 as a result of the changes discussed above.

Other income - net of $5.2 million for 1996 increased $4.3 million as compared to 1995 due to an increase in equity income from Beutel, Goodman & Company Ltd.
(BG), Windy City CBO Partners LP. (WCCBO) and Nuveen/Duff & Phelps Investment Advisors of $1.8 million, $1.1 million and $529,000, respectively. In addition, the Company's share of the Duff & Phelps/Inverness LLC joint venture income was $1.5 million in 1996 as a result of the joint venture's recognition of a fee from a significant first quarter transaction. A $675,000 loss was recognized in 1996 representing the Company's share of losses attributable to its investment in Greystone Financial Group (Greystone), which was in a start-up phase.

Net income for 1996 of $26.7 million reflects an increase of $11.0 million (70%) over the $15.7 million in 1995, resulting from the effects of the increased income and expenses discussed above. In addition, interest expense decreased $622,000 in 1996 reflecting the difference in interest charged on PSG's note payable, which was converted to preferred stock at the time of the merger, and two months on the revolving credit facility in 1995, and that charged in 1996 on the revolving credit facility. The effective tax rate decreased from 44.7% in 1995 to 40.5% in 1996 primarily as a result of a change in Connecticut tax law, enacted in May of 1996 and retroactive to January 1, 1996, which modified the method of apportioning income for investment advisors.

STATEMENT OF INCOME FOR 1995 COMPARED TO 1994

1995 revenues of $112.2 million increased $7.8 million from 1994 reflecting the inclusion of $10.3 million of D&P's revenues for November and December 1995, and a decrease in PSG's revenues of $2.5 million resulting from lower average mutual fund assets under management on which fees are generated and lower mutual fund related revenues such as underwriting fees, fund accounting fees and shareholder service agent fees. No D&P revenues are included in 1994.

All expense categories are greater in 1995 than 1994 because each category (except amortization of deferred commissions) includes two months of D&P 1995 operating expenses, which, in the aggregate, excluding taxes, were $9.6 million. No D&P expenses are included in 1994.

Amortization of intangible assets arising from the merger resulted in additional amortization expense of $1.1 million in 1995. Amortization is a non-cash expense and is based upon an average useful life of 28 years. The effective federal and state tax rate increased from 42.4% in 1994 to 44.7% in 1995 resulting primarily from changes in expense sharing arrangements among certain subsidiaries and, to a lesser degree, from merger related goodwill.

PRO FORMA FINANCIAL INFORMATION (SEE NOTE 4 OF THE CONSOLIDATED FINANCIAL
-------------------------------------------------------------------------
STATEMENTS)
-----------

ASSETS UNDER MANAGEMENT

The following table presents year-end assets under management as if the merger occurred on December 31, 1993. The revenues of the Company are substantially earned based upon assets under management and, accordingly, these trends are important for understanding the business.


                                          (IN MILLIONS)
BY SOURCE:                       1996          1995         1994
                               -------       -------      -------
Open-end Mutual Funds          $11,532       $11,141      $ 9,897
Closed-end Mutual Funds          2,984         3,056        2,627
Institutional                   12,276        14,626       16,721
PHL General Account              6,857         6,223        5,541
                              --------      --------      -------
                               $33,649       $35,046      $34,786
                              ========      ========      =======

At December 31, 1996, the Company had $33.6 billion in assets under management, a decrease of $1.4 billion from $35.0 billion at December 31, 1995. Sales and reinvestments of open-end mutual funds were $1.6 billion in 1996 but were offset by redemptions of $2.5 billion. New institutional accounts increased assets under management by $1.1 billion but were offset by lost accounts totaling $3.5 billion. The remaining change in assets under management was the result of positive performance.

Assets under management of $35.0 billion at December 31, 1995 increased from $34.8 billion at December 31, 1994 resulting from improved performance of the affiliated mutual funds compared with prior years. Sales and reinvestments of open-end mutual funds were $1.0 billion in 1995 but were offset by redemptions of $1.9 billion. Institutional account assets under management, including sub-advisory relationships with other mutual fund sponsors, decreased from 1994 to 1995 principally as a result of AAL Capital Management Corporation finalizing the previously announced plan to internalize its portfolio management function for the AAL Mutual Funds. This decision resulted in a decrease in assets under management of $2.2 billion.

STATEMENT OF INCOME FOR 1996 COMPARED TO 1995 - PRO FORMA

Investment management fees of $118.2 million in 1996 were down $5.3 million (4%) as compared to the pro forma results of $123.5 million for 1995, primarily due to reduced fees of $7.3 million related to the loss of certain institutional accounts, the most significant being the AAL account which generated $3.4 million in fees in 1995. In addition, funds under reimbursement increased as a result of the conversion of certain separate accounts to mutual funds for which PIC voluntarily agreed to reimburse or waive expenses to the extent they exceeded limits detailed in the funds' prospectuses. The reimbursements increased by $891,000 in 1996 as compared to 1995. The institutional account losses were offset, in part, by an increase of $3.5 million in fees earned on mutual funds and for managing PHL's general account and PHL sponsored variable products.

Financial consulting fees of $5.1 million earned by Duff & Phelps Capital Markets Co. in 1996 decreased $5.1 million (50%) compared to the $10.2 million earned in 1995 as the operations of Duff & Phelps Capital Markets Co. were divested on July 1, 1996.

Investment research revenues of $2.6 million decreased $3.6 million (58%) in 1996 as compared to $6.2 million in 1995 primarily as a result of the May 1996 closure of the fee-based investment research and securities businesses.

Underwriting fees of $2.1 million in 1996 were up $764,000 (55%) from $1.4 million in 1995 due to increased sales of retail mutual funds and securities underwriting.

Mutual funds - ancillary fees of $19.9 million increased $2.2 million (12%) in 1996, compared to 1995 primarily due to an increase of $1.8 million in net distributor fees resulting from increased sales of B share mutual funds for which distributor fees are not paid in the first year.

Other income and fees of $4.6 million in 1996 were down $1.8 million (28%) from $6.4 million in 1995 primarily as a result of a $1.8 million reduction in redemption income due to a decline in B share redemptions.

Employment expenses of $58.8 million in 1996 were down $3.2 million (5%) compared to 1995. This decrease was a result of a reduction of $8.4 million in employment expenses related to Duff & Phelps Capital Markets Co. which, as previously mentioned, was divested on July 1, 1996, in part offset by the inclusion of $2.0 million in payroll costs associated with data processing activities. These activities were previously performed by PHL personnel and charged to the Company as an administrative cost and included in other operating expenses. In 1996, the data processing activities were performed by Company personnel and, therefore, included in employment expenses. In addition, sales-based and performance-based incentive compensation increased approximately $2.0 million resulting from increased sales of mutual funds and the expansion of the sales force. Annual salary adjustments for the Company's employees accounted for $1.1 million of the 1996 increase in employment expenses.

Other operating expenses decreased $12.7 million (26%) from $49.2 million in 1995 to $36.5 million in 1996. This expense reduction was primarily due to the previously discussed divestiture of Duff & Phelps Capital Markets Co. and a decrease in administrative costs related to data processing of approximately $2.0 million. Other operating expenses in 1995 included $1.5 million associated with an uncompleted merger.

Depreciation, a non-cash expense, increased by $388,000 from $1.8 million in 1995 to $2.2 million in 1996 primarily due to the Company's January 1, 1996 purchase of certain assets from PHL.

Amortization of deferred commissions of $6.1 million in 1996 was down $1.4 million from 1995 primarily as a result of the previously discussed reduction in B share redemptions.

Other income - net of $5.2 million for 1996 increased $5.7 million as compared to 1995 due primarily to an increase in equity income from WCCBO of $3.2 million. In addition, the Company's share of the Duff & Phelps/Inverness LLC joint venture income was $1.5 million in 1996, as a result of the joint venture's recognition of a fee from a significant first quarter transaction, compared to a loss of $1.8 million in 1995. A $675,000 loss was recognized in 1996 representing the Company's share of losses attributable to an investment in Greystone Financial Group, which was in a start-up phase.

The provision for income taxes of $18.2 million for 1996 increased $884,000 over 1995. The effective tax rate decreased from 49.1% in 1995 to 40.5% in 1996. This decrease in the effective rate was attributable to changes in the expense sharing arrangements among certain subsidiaries and a change in Connecticut tax law, enacted in May of 1996 and retroactive to January 1, 1996, which modified the method of apportioning income for investment advisors.

STATEMENT OF INCOME FOR 1995 COMPARED  TO 1994 - PRO FORMA

Revenues for 1995 of $165.3 million were down by $5.1 million or 3% from 1994. The decrease in total revenues was principally due to lower investment management fees earned on institutional accounts of $3.3 million and on mutual funds of $1.8 million. Institutional assets under management, excluding the PHL general account, declined by $2.1 billion from 1994 to 1995. Mutual fund average assets under manage ment were approximately $11.6 billion in 1995 compared to $11.9 billion in 1994. Assets of the PHL general account increased from $5.5 billion at December 31, 1994 to $6.2 billion at December 31, 1995. Mutual fund underwriting fees declined by $900,000 to $1.4 million in 1995 from $2.3 million in 1994 due to lower total sales and lower sales of funds having a sales charge as a percentage of total sales. Mutual funds - ancillary fees, including fund accounting fees and shareholder service agent fees, also declined due to reduced levels of both mutual fund average assets under management and the number of shareholder accounts. These decreases in revenues were partially offset by increases in financial consulting fees earned by Duff & Phelps Capital Markets Co. to $10.2 million in 1995 from $9.3 million in 1994 as well as increases in B share redemption income.

Employment expenses, including salaries, bonuses, commissions, payroll taxes and employee benefits increased to $62.0 million in 1995 from $52.8 million in 1994. The increase of $9.2 million reflects merger related expenses and continued business development. Business development expense increases include the opening of new offices in Atlanta and New York for Duff & Phelps Capital Markets Co., increases in staff levels due to Duff & Phelps Securities Co. business expansion, and increases in staff levels at Duff & Phelps Investment Management Co. and Phoenix Investment Counsel, Inc. In 1995, merger related and guaranteed bonuses totalled $4.2 million, guaranteed commissions $600,000 and severance $600,000.

Amortization of intangibles of $9.6 million for 1995 and $10.9 million for 1994 is a non-cash expense and does not affect cash available for dividend payments or other operating needs.

Other operating expenses increased to $58.4 million in 1995 from $52.1 million in 1994. The increase of $6.3 million was primarily attributable to merger related transaction costs of $3.9 million incurred by the former D&P (including legal, accounting and investment banking fees) and increased developmental expenditures including rent, travel and communications incurred for Duff & Phelps Capital Markets Co. and Duff & Phelps Securities Co.

Operating income declined to $35.3 million in 1995 from $54.6 million in 1994 principally due to the $5.1 million decrease in revenues combined with increased employment and other operating expenses of $15.5 million, as discussed above.

Other income - net decreased by $3.5 million from $3.0 million in 1994 to ($509,000) in 1995 principally due to $2.4 million of realized losses of the WCCBO recognized by the Company. Additionally, losses of $1.8 million were recorded relating to Duff & Phelps/Inverness LLC, a joint venture arrangement between The Inverness Group Incorporated and Duff & Phelps Capital Markets Co. (These losses were recovered in 1996.) These losses were partially offset by increases in income relating to the investment in BG resulting from higher total income for BG, as well as an increased total ownership percentage of 49% for twelve months of 1995 compared to nine months in 1994.

Interest expense decreased to $2.4 million in 1995 from $3.3 million in 1994 due to the reduction of the outstanding balance under a credit agreement with a consortium of banks from $35.5 million at December 31, 1994 to $23.5 million at December 31, 1995 and a conversion of PSG debt owed to PM Holdings to preferred stock at November 1, 1995. The total outstanding debt owed to PM Holdings at October 31, 1995 was $35.0 million.

Interest income increased primarily due to increases in investable excess cash balances offset in part by the reduction in the investment in BG debentures.

The provision for income taxes of $17.3 million in 1995 declined by $6.8 million or 28% from 1994 due to lower pretax earnings partially offset by an increased effective state tax rate resulting from changes in expense sharing agreements among certain subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's business is not considered to be capital intensive. Working capital requirements for the Company have historically been provided by operating cash flow. It is expected that such cash flows will continue to serve as the principal source of working capital for the Company for the near future. If future sales of mutual funds with a contingent deferred sales charge require payment of commissions which exceed internally generated cash, financing may be necessary.

The Company's current capital structure includes 3.2 million shares of Series A Preferred Stock with a stated value of $25.00 per share and 44.0 million shares of common stock. Dividends on the preferred stock would total $4.7 million per annum based on preferred shares outstanding at December 31, 1996. The current dividend rate on common stock is $.06 per share per quarter. If the dividend rate remains constant for 1997, the total dividend on common stock would be approximately $10.6 million based upon shares outstanding at December 31, 1996.

The Company has a bank credit agreement in place providing for a $27.0 million, three year revolving credit facility. The outstanding obligation under the Credit Agreement at December 31, 1996, was $16.5 million. Interest rates on such borrowings averaged 6.5% in 1996. In the event adequate financing is not available under this agreement, management believes that additional financing can be secured. The Credit Agreement contains financial and operating covenants including, among other provisions, requirements that the Company maintain certain financial ratios and satisfy certain financial tests, restrictions on the ability to incur indebtedness, and limitations on the amount of the Company's capital expenditures. At December 31, 1996, the Company was in compliance with all covenants contained in the Credit Agreement. The Company believes that funds from operations and amounts available under the Credit Agreement will provide adequate liquidity for the foreseeable future.

Phoenix Equity Planning Corporation (PEPCO), a wholly-owned subsidiary of the Company, is subject to the net capital requirements imposed on registered broker-dealers by the Securities Exchange Act of 1934 (Act). At December 31, 1996, PEPCO had net capital (as defined in the Act) of approximately $4.0 million, which exceeded the regulatory minimum by $3.1 million. PEPCO operates pursuant to Rule 15c3-1 paragraph (a) of the Act and, accordingly, is required to maintain a ratio of aggregate indebtedness (as defined in the Act) to net capital which may not exceed 15 to 1. This ratio at December 31, 1996 was 3.1 to 1.

Management considers the liquidity of the Company to be adequate to meet present and anticipated needs.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------------

This annual report contains forward looking statements that involve risks and uncertainties, including but not limited to the following: The Company's performance is highly dependent on the amount of assets under management, which may decrease for a variety of reasons including changes in interest rates and adverse economic conditions; the Company's performance is very sensitive to changes in interest rates, which may increase from current levels; the Company's performance is affected by the demand for and the market acceptance of the Company's products and services; the Company's business is extremely competitive with several competitors being substantially larger than the Company; and the Company's performance may be impacted by changes in the performance of financial markets and general economic conditions. Accordingly, actual results may differ materially from those set forth in the forward looking statements. Attention is also directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------- --------------------------------------------

        TABLE OF CONTENTS                                                PAGE
                                                                         ----
        Report of Independent Accountants..............................   28

        Consolidated Financial Statements:

        Consolidated Statements of Financial Condition.................   29
           December 31, 1996 and 1995

        Consolidated Statements of Income..............................   30
           Years Ended December 31, 1996, 1995 and 1994

        Consolidated Statements of Changes in Stockholders' Equity.....   31
           Years Ended December 31, 1996, 1995 and 1994

        Consolidated Statements of Cash Flows..........................   32
           Years Ended December 31, 1996, 1995 and 1994

        Notes to Consolidated Financial Statements.....................   33-53

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Phoenix Duff & Phelps Corporation

In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Phoenix Duff & Phelps Corporation; its predecessor company, Phoenix Securities Group, Inc., and their subsidiaries (collectively, the "Company") at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Beutel, Goodman & Company Ltd. (Beutel Goodman), an investment which is reflected in the accompanying financial statements using the equity method of accounting. The investment in Beutel Goodman represents 9% and 11% of total assets at December 31, 1996 and 1995, respectively, and the equity in its net income represents 13% and 3% of net income for the years then ended. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Beutel Goodman, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP
---------------------------------

Hartford, Connecticut
February 5, 1997

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------

                                                                                  DECEMBER 31,
                                                                              1996          1995
ASSETS                                                                          (IN THOUSANDS)
Current Assets
  Cash and cash equivalents                                                  $ 22,466    $ 16,306
  Marketable securities, at market                                              4,070       3,473
  Accounts receivable                                                           5,967      12,156
  Receivables from related parties                                             19,701      19,868
  Prepaid expenses and other assets                                             4,287       1,816
                                                                             --------    --------

      Total current assets                                                     56,491      53,619

Deferred commissions                                                           17,749      13,139
Furniture, equipment and leasehold improvements, net                            8,377       8,262
Intangible assets, net                                                         55,094      67,089
Goodwill, net                                                                 171,660     163,480
Investment in Beutel, Goodman & Company Ltd.                                   31,746      39,730
Long-term investments and other assets                                         24,567      11,300
                                                                             --------    --------

      Total assets                                                           $365,684    $356,619
                                                                             ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued liabilities                                   $ 13,306    $ 12,317
  Payables to related parties                                                   3,874      11,833
  Broker-dealer payable                                                         8,487       8,520
  Current portion of long-term debt                                             2,500
                                                                             --------    --------

      Total current liabilities                                                28,167      32,670

Deferred taxes, net                                                            33,860      30,572
Long-term debt, net of current portion                                         14,000      23,500
Lease obligations and other long-term liabilities                               7,884      10,358
                                                                             --------    --------

      Total liabilities                                                        83,911      97,100
                                                                             --------    --------

Contingent Liabilities (Note 17)

Series A Convertible Exchangeable Preferred Stock, 10,000,000 shares authorized and 3,157,254 and 3,120,534  shares outstanding, including $273,223 and $280,849 of accrued undeclared cumulative
  dividends                                                                    78,504      78,029
                                                                             --------    --------

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 100,000,000 shares authorized,
  44,037,416 and 43,563,521 shares issued and outstanding                         440         436
Additional paid-in capital                                                    185,415     181,700
Retained earnings                                                              12,812
Net unrealized gain (loss) on securities available for sale                     4,932        (192)
Foreign currency translation                                                     (330)       (454)
                                                                             --------    --------

      Total stockholders' equity                                              203,269     181,490
                                                                             --------    --------

Total liabilities and stockholders' equity                                   $365,684    $356,619
                                                                             ========    ========

        The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                               YEAR ENDED DECEMBER  31,
                                                          1996          1995           1994
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES
Investment management fees                             $118,160      $ 85,746       $ 80,471
Mutual funds - ancillary fees                            19,914        17,722         19,022
Financial consulting fees                                 5,050         1,753
Underwriting fees                                         2,116         1,241          2,269
Investment research                                       2,649           984
Other income and fees                                     4,615         4,760          2,667
                                                       --------      --------       --------

    Total revenues                                      152,504       112,206        104,429
                                                       --------      --------       --------


OPERATING EXPENSES
Employment expenses                                      58,805        35,406         28,198
Other operating expenses                                 36,523        37,109         34,778
Depreciation and amortization of leasehold
 improvements                                             2,212           928            582
Amortization of goodwill and intangible assets            9,623         3,166          1,866
Amortization of deferred commissions                      6,052         7,436          7,190
                                                       --------      --------       --------

    Total operating expenses                            113,215        84,045         72,614
                                                       --------      --------       --------

OPERATING INCOME                                         39,289        28,161         31,815
                                                       --------      --------       --------

OTHER INCOME - NET                                        5,213           961             82
                                                       --------      --------       --------


INTEREST (INCOME) EXPENSE - NET
  Interest expense                                        1,640         2,262          2,420
  Interest income                                        (2,044)       (1,512)           (80)
                                                       --------      --------       --------

    Total interest (income) expense - net                  (404)          750          2,340
                                                       --------      --------       --------


INCOME BEFORE INCOME TAXES                               44,906        28,372         29,557
Provision for income taxes                               18,187        12,682         12,537
                                                       --------      --------       --------

NET INCOME                                               26,719        15,690         17,020
Series A preferred stock dividends                        4,713           759
                                                       --------      --------       --------

Income available to common stockholders                $ 22,006      $ 14,931       $ 17,020
                                                       ========      ========       ========


Weighted average shares outstanding
  Primary                                                44,215        29,759
  Fully diluted                                          54,093        39,543
Earnings per share
  Primary                                              $    .50       $   .50
  Fully diluted                                        $    .49       $   .40

       The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

(IN THOUSANDS)
                                                       ADDITIONAL                NET UNREALIZED      FOREIGN
                                           COMMON       PAID-IN      RETAINED      GAIN (LOSS)      CURRENCY
                                           STOCK        CAPITAL      EARNINGS     ON SECURITIES   TRANSLATION        TOTAL
Balances at December 31, 1993           $       1      $   9,291     $ 10,726                                    $  20,018
                                        ---------      ---------     --------                                    ---------
  Net income                                                           17,020                                       17,020
  Deemed dividend                                                      (3,134)                                      (3,134)
                                        ---------      ---------     --------                                    ---------
Balances at December 31, 1994                   1          9,291       24,612                                       33,904
                                        ---------      ---------     --------                                    ---------

  Capital contributions                                   35,578                                                    35,578
  Conversion of PSG shares                    263           (263)
  D&P shares outstanding                      171        185,500                                                   185,671
  Stock transactions                            1            146                                                       147
  Net income                                                           15,690                                       15,690
  Dividends                                              (48,552)     (40,302)                                     (88,854)
  Net unrealized depreciation on
   securities available for sale                                                      $    (192)                      (192)
  Foreign currency translation
   adjustment                                                                                      $    (454)         (454)
                                        ---------      ---------     --------         ---------    ---------     ---------

Balances at December 31, 1995                 436        181,700            0              (192)        (454)      181,490
                                        ---------      ---------     --------         ---------    ---------     ---------

  Stock transactions                            4          3,715                                                     3,719
  Net income                                                           26,719                                       26,719
  Dividends                                                           (13,907)                                     (13,907)
  Net unrealized appreciation on
   securities available for sale                                                          5,124                      5,124
  Foreign currency translation
   adjustment                                                                                            124           124
                                        ---------      ---------     --------         ---------    ---------     ---------
  Balances at December 31, 1996         $     440      $ 185,415     $ 12,812         $   4,932    $    (330)    $ 203,269
                                        =========      =========     ========         =========    =========     =========

Common stock issued and outstanding:

(IN THOUSANDS)                                    1996      1995       1994
Balances at January 1,                           43,563         1          1
  D&P shares outstanding                                   17,073
  Conversion of PSG shares                                 26,399
  Stock transactions                                474        90
                                                -------   -------    -------
Balances at December 31,                         44,037    43,563          1
                                                =======   =======    =======

       The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                           YEAR ENDED DECEMBER 31,
                                                                        1996       1995       1994
                                                                              (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                           $ 26,719   $ 15,690   $ 17,020
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization of leasehold
     improvements                                                        2,212        928        582
     Amortization of goodwill and intangible assets                      9,623      3,166      1,866
     Amortization of deferred commissions                                6,052      7,436      7,190
     Equity in earnings of unconsolidated affiliates,
      net of dividends                                                  (2,992)    (1,121)
     Payments of deferred commissions                                  (10,663)    (5,097)    (5,840)
     Deferred taxes                                                      5,012        627        862
     (Increase) decrease in assets:
        Accounts receivable, net                                         4,649        668      5,368
        Receivables from related parties                                   167     (6,081)    (2,141)
        Prepaid expenses and other assets                               (2,723)       373         35
     Increase (decrease) in liabilities:
        Payables to related parties                                     (7,959)     5,452      5,621
        Accounts payable and accrued liabilities                        (1,529)    (1,151)   (15,305)
        Broker-dealer payable                                              (34)       716      1,105
        Lease obligations and other long-term liabilities                 (966)      (382)      (413)
     Unrealized depreciation (appreciation)
       on mutual fund investments                                           29        (23)       433
                                                                      --------   --------   --------
      Net cash provided by operating activities                         27,597     21,201     16,383
                                                                      --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of subsidiaries                                                (5,892)    (1,158)
Proceeds from sale of assets                                               664
Cash acquired from purchase of subsidiaries                                         2,417
Purchase/sale of investments                                            (1,127)      (250)      (592)
Long-term investments                                                   (2,642)     1,081
Proceeds from redemption of debentures                                   9,214      2,491
Capital expenditures                                                    (3,004)    (1,332)      (667)
                                                                      --------   --------   --------
      Net cash (used in) provided by investing activities               (2,787)     3,249     (1,259)
                                                                      --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment under note payable agreement                                             (4,517)   (11,673)
Repayment of long-term debt                                             (7,000)    (1,000)
Dividends paid                                                         (13,907)   (45,891)
Capital contribution                                                               31,700
Deemed dividend                                                                               (3,134)
Proceeds from stock issuance                                             2,257        213
Other financing activities                                                           ( 82)
                                                                      --------   --------   --------
      Net cash used in financing activities                            (18,650)   (19,577)   (14,807)
                                                                      --------   --------   --------

Net increase in cash and cash equivalents                                6,160      4,873        317
Cash and cash equivalents, beginning of year                            16,306     11,433     11,116
                                                                      --------   --------   --------

CASH AND CASH EQUIVALENTS, END OF YEAR                                $ 22,466   $ 16,306   $ 11,433
                                                                      ========   ========   ========
Supplemental cash flow information:
 Interest paid                                                        $  1,538   $  2,222   $  2,420
 Income taxes:
   Paid                                                               $ 17,444   $ 14,737   $  6,069
   Deemed paid to parent                                                                    $  2,164
Supplemental disclosure of non-cash financing activities:
 Dividend of preferred stock                                                     $(42,963)
 Deemed dividend                                                                            $ (3,134)
 Capital contribution                                                            $  3,878

        The accompanying notes are an integral part of these statements.

PHOENIX DUFF & PHELPS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   ORGANIZATION AND BUSINESS

     Phoenix Duff & Phelps Corporation (PDP) was formed on November 1, 1995 when Phoenix Securities Group, Inc. (PSG), a money management subsidiary of PM Holdings, Inc. (PM Holdings), merged into Duff & Phelps Corporation (D&P) (the Merger). PM Holdings is a wholly-owned subsidiary of Phoenix Home Life Mutual Insurance Company (Phoenix Home Life). PM Holdings owns approximately 60% of the outstanding PDP common stock and approximately 44% of the outstanding PDP preferred stock (see Note 11).

     PDP and its subsidiaries provide a variety of investment management and related services to a broad base of institutional, corporate and individual clients throughout the U.S. PDP's businesses include investment advisory, broker-dealer operations and, through June 30, 1996, fee based investment research operations and financial consulting services. PDP operates in one industry segment, that of investment management services. The principal subsidiaries included in these consolidated financial statements are as follows:

        Phoenix Equity Planning Corporation (PEPCO), a registered broker-dealer, serves principally as distributor, underwriter and financial agent for products registered with the Securities and Exchange Commission (SEC).

        Phoenix Investment Counsel, Inc. (PIC), a wholly-owned subsidiary of PEPCO, is a registered investment advisor.

        National Securities & Research Corporation (NS&RC), a registered investment advisor. NS&RC was acquired from a third party on May 13, 1993.

        Duff & Phelps Investment Management Co. (DPIM), a registered investment advisor, provides investment management services to a variety of institutions and individuals, including SEC registered investment companies, corporate, public and multi-employer retirement funds, endowment, insurance and other special purpose funds and high yield bond portfolios. These consolidated financial statements include operations and cash flows for DPIM from the date of the Merger.

        Duff & Phelps Capital Markets Co. (DPCM) provided a wide range of investment banking and financial advisory services. Duff & Phelps Securities Co. (DPS), a wholly-owned subsidiary of DPCM, was a registered broker-dealer. On May 14, 1996, PDP announced that it was exiting the fee based investment research, investment banking and financial advisory businesses acquired in the Merger. Substantially all of the fee based investment research activities were immediately closed and, on July 1, 1996, PDP completed the sale of certain assets of the financial advisory and investment banking businesses to several former executives. These consolidated financial statements include operations and cash flows for DPCM and DPS from the date of the Merger until the closure of these operations.

     The accompanying consolidated financial statements for the period prior to the Merger include only the accounts of PSG and its wholly-owned subsidiaries.

PHOENIX DUFF & PHELPS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Significant accounting policies, which have been consistently applied, are as follows:

     BASIS OF PRESENTATION
     ---------------------

     PDP's consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP). The consolidated financial statements include the accounts of PDP and its subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior years' amounts to conform with the current year presentation. The preparation of financial statements in conformity with GAAP requires the use of estimates. Accordingly, certain amounts in the consolidated financial statements contain estimates made by management. Actual results could differ from these estimates. Significant estimates, specifically those used to determine the carrying value of intangible assets and goodwill, are discussed in these notes to the consolidated financial statements.

     During 1993, PSG, then known as PHL Mutual Funds Holdings, Inc., was formed. The accompanying consolidated financial statements prior to the Merger date have been prepared after giving retroactive effect to reorganizations of PSG and its business operations which occurred on January 1, 1995. The deemed capital contributions and deemed dividends reflected in the consolidated financial statements arise as a result of the retroactive effects.

     CASH AND CASH EQUIVALENTS
     -------------------------

     Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase.

     MARKETABLE SECURITIES
     ---------------------

     Mutual fund investments are carried at market value in accordance with Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Market value is determined based on publicly quoted market prices. Unrealized appreciation or depreciation on investments is included in other income.

     DEFERRED COMMISSIONS
     --------------------

     Deferred commissions are commissions paid by PEPCO to broker-dealers on sales of mutual fund shares referred to as "B shares". These commissions are recorded as deferred costs and are recovered by ongoing monthly distribution fees received from mutual funds or upon redemption of the B shares by shareholders within five years of purchase. Deferred costs on outstanding shares are amortized on a straight-line basis generally over a five year period or until the B shares are redeemed.

PHOENIX DUFF & PHELPS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
     -----------------------------------------------

     Furniture, equipment and leasehold improvements are recorded at cost. Depreciation of furniture and equipment is computed on a straight-line method based upon estimated useful lives of up to ten years. Leasehold improvements are amortized over the lives of the related leases. Major renewals or betterments are capitalized and recurring repairs and maintenance are charged to operations.

     INTANGIBLE ASSETS AND GOODWILL
     ------------------------------

     Intangible assets are amortized on a straight-line basis over the estimated remaining lives of such assets. Goodwill represents the excess of the purchase price of acquisitions and mergers over the identified net assets. Goodwill is being amortized on a straight-line basis over 40 years.

     LONG-LIVED ASSETS
     -----------------

     PDP adopted SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," on January 1, 1996. There was no material impact from the adoption of SFAS No. 121. The propriety of the carrying value of the long-lived assets is periodically reevaluated by comparing estimates of future undiscounted cash flows to the carrying value of assets. Assets are considered impaired if the carrying value exceeds the expected future undiscounted cash flows. Such analyses are performed at least annually or more frequently if warranted by events or circumstances affecting PDP's business. At this time, no significant impairment of the remaining long-lived assets has occurred and no reduction of the estimated useful lives is warranted.

     REVENUE RECOGNITION
     -------------------

     Investment management fees and mutual funds - ancillary fees are recorded as income during the period in which services are performed. Investment management fees are generally computed and earned based upon a percentage of assets under management. Mutual funds - ancillary fees consist of dealer concessions, distribution fees, service agent fees and accounting fees. Dealer concessions and underwriting fees earned (net of related expenses) from the distribution and sale of affiliated mutual fund shares and other securities are recorded on a trade date basis.

     Financial consulting and investment research fees were recognized in accordance with customer contracts in which fees were generally based on completed transactions, professional time incurred or research subscriptions.

     Pursuant to the terms of its distribution plans with affiliated mutual funds, PDP received a combined $28.0 million, $26.0 million and $27.0 million in 1996, 1995 and 1994, respectively, from affiliated mutual funds for providing distribution and other services. Of this amount, $19.5 million, $19.3 million and $20.0 million in 1996, 1995 and 1994, respectively, was paid to outside broker-dealers and to WS Griffith & Co., Inc., a registered broker-dealer which is a wholly-owned subsidiary of PM Holdings, for services rendered in the form of trailing commissions. The balances of $8.5 million, $6.7 million and $7.0 million in 1996, 1995 and 1994, respectively, were retained as reimbursement for distribution services provided by PDP and are included in revenues as a part of mutual funds - ancillary fees.

PHOENIX DUFF & PHELPS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     Contingent deferred sales charge (CDSC) revenue is recognized when deferred commissions are collected on redemptions of B shares made within five years of their original purchase. CDSC redemption income earned in 1996, 1995 and 1994 was $2.4 million, $4.2 million and $2.6 million, respectively, and is included in other income and fees.

     INCOME TAXES
     ------------

     PDP accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach for financial reporting of income taxes.

     Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes. SFAS No. 109 allows recognition of deferred tax assets that are more likely than not to be realized in future years. It is management's assessment, based upon PDP's earnings and projected future taxable income, that it is more likely than not that the deferred tax assets at December 31, 1996, with the exception of the foreign tax credit, will be realized. At December 31, 1996 and 1995 the Company had a valuation allowance of $1.1 million primarily related to the foreign tax credit.

     PDP and its subsidiaries file consolidated federal and state income tax returns. Prior to the Merger, PSG was included in the consolidated federal and state tax returns of Phoenix Home Life. In connection with the Merger, the tax allocation agreement with Phoenix Home Life was terminated. A new tax allocation agreement between PDP and its subsidiaries was entered into effective November 1, 1995.

     INVESTMENT IN BEUTEL, GOODMAN & COMPANY LTD.
     --------------------------------------------

     The equity method is used to account for PDP's investment in the stock of Beutel, Goodman & Company Ltd. (BG). The difference between the value assigned to the investment in BG at the merger date and PDP's equity in BG's historical cost basis net assets is being amortized on a straight-line basis over 28 years.

     FOREIGN CURRENCY TRANSLATION
     ----------------------------

     The investment in BG has been translated into U.S. dollars at the rate of exchange existing at year-end. The gains and losses resulting from foreign currency translation, net of taxes, are deferred and accumulated in stockholders' equity until the investment is sold or liquidated.

     EARNINGS PER SHARE
     ------------------

     Earnings per share have been computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents are based on outstanding stock options under the non-qualified stock option plans. The weighted average number of common stock and common stock equivalent shares was 44.2 million and 29.8 million for the years ended December 31, 1996 and 1995, respectively.

PHOENIX DUFF & PHELPS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     EMPLOYEE BENEFITS
     -----------------

     PDP and its subsidiaries are members of the multi-employer pension and savings plans sponsored and administered by Phoenix Home Life. The qualified plans comply with the requirements established by the Employee Retirement Income Security Act of 1974 (ERISA) and an excess benefits plan provides the portion of pension obligations which is in excess of amounts permitted by ERISA. Certain current and former employees of PDP are covered under the plans. PDP is charged annually by Phoenix Home Life for its costs under the plans. These costs were $3.3 million, $4.9 million and $6.3 million for 1996, 1995 and 1994, respectively.

     Applicable information regarding the actuarial present value of vested and non-vested accumulated plan benefits and the net assets of the plan available for benefits is omitted as the information is not separately calculated for PDP's participation in the plans.

3.   MERGER AND GOODWILL AND INTANGIBLE ASSETS

     PSG AND D&P MERGER
     ------------------

     PDP was formed on November 1, 1995 by the merger of the businesses of PSG and D&P, a publicly traded investment management company listed on the New York Stock Exchange. The Merger was accomplished by the contribution by PM Holdings of the businesses and substantially all of the assets of PSG to D&P in exchange for an approximately 60% equity interest in the combined entity.

     The Merger was accounted for as an acquisition of D&P by PSG using the purchase accounting method (a "reverse acquisition"). Therefore, the consolidated financial statements presented herein reflect the operations of PSG prior to the Merger and combined operations from the date of Merger. The purchase price of D&P was established as the fair value of D&P based on the trading price of D&P common stock immediately preceding the Merger plus direct costs of the acquisition, including $3.9 million paid by PM Holdings. The excess of the purchase price over acquired net tangible assets and liabilities of D&P as of November 1, 1995 totalled $162.2 million. (The historical cost basis of acquired net assets of $77.7 million included $48.8 million of intangible assets. The historical cost basis of operations divested of $9.0 million included $8.6 million of intangible assets.) Of this excess purchase price, $57.9 million has been classified as identifiable intangible assets, primarily associated with investment management contracts, which are being amortized over their expected lives using the straight-line method. The remaining fair value adjustments to assets and liabilities comprised ($29.0) million. The remaining excess purchase price of $133.3 million has been classified as goodwill and is being amortized over 40 years using the straight-line method. Related amortization of $3.2 million and $1.1 million was charged to expense in 1996 and 1995, respectively.

     As was contemplated at the time of the Merger, on May 14, 1996, PDP announced that it was exiting the fee based investment research and financial consulting businesses. Substantially all of the fee based investment research activities were immediately closed and, on July 1, 1996, PDP completed the sale of certain assets of the financial consulting and underwriting businesses to several former executives. The financial effects of these divestitures were treated as adjustments to the initial allocation of the purchase price relating to the Merger and financial statement amounts, both actual and pro forma, have not been restated.

PHOENIX DUFF & PHELPS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The following table summarizes the purchase price allocation (in thousands, except share price):

     Shares outstanding at October 31, 1995                             17,073
     Closing price per share                                         $  10.875
                                                                     ---------

                                                                     $ 185,669
     Transaction costs                                                   5,035
                                                                     ---------

     Fair value of D&P                                               $ 190,704
                                                                     =========

     Purchase price allocation:
       Historical cost basis of acquired net assets                  $  77,722
       Historical cost basis of operations divested                     (8,985)
       Identified intangibles                                           57,920
       Other net tangible assets and liabilities                         3,290
       Exit costs of operations divested                                (5,828)
       Deferred taxes and valuation allowance                          (19,472)
       D&P option liability                                             (7,050)
       Goodwill                                                         93,107
                                                                     ---------

                                                                     $ 190,704
                                                                     =========

     GOODWILL AND INTANGIBLE ASSETS
     ------------------------------
     Goodwill and intangible assets at December 31, were as follows:

                                                            1996        1995
                                                             (IN THOUSANDS)
     GOODWILL:
       Excess purchase price over net tangible
        assets and identifiable intangibles of
        subsidiaries acquired                             $ 179,407   $ 167,014
       Accumulated amortization                              (7,747)     (3,534)
                                                          ---------   ---------

         Goodwill, net                                    $ 171,660   $ 163,480
                                                          =========   =========

     INTANGIBLE ASSETS:
       Investment contracts                                $ 56,700    $ 60,700
       Employee base                                          1,220       1,300
       Covenant not to compete                                5,000       5,000
       Other intangibles                                                  2,766
       Accumulated amortization                              (7,826)     (2,677)
                                                           --------    --------

         Intangible assets, net                            $ 55,094    $ 67,089
                                                           ========    ========

     These consolidated financial statements include amortization expense related to goodwill and intangible assets of $9.6 million, $3.2 million and $1.9 million for the years ended December 31, 1996, 1995 and 1994, respectively.

PHOENIX DUFF & PHELPS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.   PRO FORMA RESULTS (UNAUDITED)

     The following unaudited pro forma financial information for the years ended December 31, 1995 and 1994 was derived from the historical financial statements of PSG and D&P, and gives effect to the Merger of PSG and D&P and certain transactions effected by PSG and D&P in connection with the Merger. The pro forma financial information for these periods has been prepared assuming these transactions and arrangements were effected on January 1, 1994, except for the period from November 1, 1995 through December 31, 1995 which reflects the actual combined results.

                                                 YEAR ENDED DECEMBER 31,
                                               1995                   1994
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Revenues                                  $ 165,339             $ 170,404
                                               ---------             ---------
     Employment expenses                          61,962                52,794
     Other operating expenses                     58,437                52,113
     Amortization of goodwill and intangibles      9,623                10,908
                                               ---------             ---------
     Operating income                             35,317                54,589
     Other income - net                             (509)                3,024
     Interest (income) expense - net                (462)                1,239
                                               ---------             ---------
     Income before income taxes                   35,270                56,374
     Provision for income taxes                   17,303                24,057
                                               ---------             ---------
     Net income                                $  17,967             $  32,317
                                               =========             =========
     Earnings per common and common
      equivalent share
      Primary                                  $     .30             $     .63
      Assuming full dilution                                         $     .60

     The pro forma information is not necessarily indicative of the results that would have been obtained had the transactions and arrangements taken effect on the assumed dates, nor is the information intended to be a projection for any future period.

5.   INVESTMENTS

     Investments in marketable securities at December 31, were as follows:

                                                            1996
                                                    MARKET        COST
                                                       (IN THOUSANDS)
     Phoenix Multi-Portfolio Fund                  $  1,981     $  1,926
     Other affiliated mutual funds                    2,089        2,030
                                                   --------     --------

                                                   $  4,070     $  3,956
                                                   ========     ========

PHOENIX DUFF & PHELPS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                            1995
                                                    MARKET        COST
                                                       (IN THOUSANDS)
     Phoenix Multi-Portfolio Fund                  $ 1,926      $ 1,796
     Other affiliated mutual funds                   1,547        1,458
                                                   -------      -------

                                                   $ 3,473      $ 3,254
                                                   =======      =======

6.   INVESTMENT IN BEUTEL, GOODMAN & COMPANY LTD.

     At December 31, 1996, PDP had a 49% investment in the outstanding common stock of BG. BG is a Canadian-based investment counseling firm with approximately $9.6 billion (U.S.) in assets under management at December 31, 1996. At December 31, 1995, PDP also held approximately $9.5 million of 8.5% BG debentures due 2003. These debentures were retired during 1996. The purchase price allocation, described in Note 3, resulted in $42.3 million of the aggregate purchase price being allocated to the investment in BG. The difference between the value assigned to the investment in BG and PDP's equity in BG's historical cost value is being amortized over 28 years. The equity method is used to account for the stock investment.

     PDP's consolidated statements of financial condition and consolidated statements of income for the years ended December 31 contain the following components related to the BG investment:

                                                            1996        1995
                                                             (IN THOUSANDS)
     STATEMENTS OF FINANCIAL CONDITION:
     Acquisition costs of investment in BG's
       common stock and debentures                        $ 30,045    $ 39,848
     Equity in BG net income                                 4,021         484
     Dividends received                                       (285)
     Amortization of BG acquisition costs over
       proportional net equity in BG's assets               (1,476)       (148)
     Deferred taxes on translation adjustments                (229)
     Currency translation adjustments                         (330)       (454)
                                                          --------    --------

     Total BG investment                                  $ 31,746    $ 39,730
                                                          ========    ========

     STATEMENTS OF INCOME:
     Equity in BG net income, net of amortization         $  2,199    $    336
     Interest income - BG debentures                           441         191
                                                          --------    --------

        Total BG income                                   $  2,640    $    527
                                                          ========    ========


     The consolidated statements of financial condition contain foreign currency translation adjustments related to the investment in BG as a component of stockholders' equity. These adjustments, resulting from the translation of foreign currency, are deferred and accumulated in stockholders' equity, net of taxes, until the investment in BG is sold or substantially liquidated.

PHOENIX DUFF & PHELPS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The following table reflects summarized BG financial information for 1996 and 1995. The asset and liability figures are based on the Canadian dollar exchange rate at December 31, 1996 and 1995. The revenue and income amounts are reflected at the average exchange rates for the years.

                                                            1996        1995
     BEUTEL, GOODMAN & COMPANY LTD.                          (IN THOUSANDS)
     Current assets                                       $10,193     $ 9,117
     Noncurrent assets                                      1,324       2,842
     Current liabilities                                    4,690       2,398
     Noncurrent liabilities                                   178       9,407
     Shareholders' equity                                   6,649         154
     Total revenues                                        30,228      26,515
     Net income                                             6,944       6,908
     Dividends                                                274         273

7.  LONG-TERM INVESTMENTS AND OTHER ASSETS

     Long-term investments are accounted for using the equity method. In accordance with SFAS No. 115, PDP has adjusted its investments for its proportionate share of the investees' unrealized gains and losses on securities available for sale and has included the unrealized gains and losses, net of taxes, in a separate component of stockholders' equity. PDP's share of the earnings of unconsolidated investments is included in other income.

     WINDY CITY CBO AND D&P CBO
     --------------------------

     PDP had an $8.8 million and a $7.4 million investment in Windy City CBO Partners, L.P. (WCCBO) at December 31, 1996 and 1995, respectively, and is both a general and a limited partner. The partnership was established for the purpose of issuing $184.3 million of Collateralized Bond Obligations
     (CBOs). The CBOs are non-recourse obligations which are secured by a portfolio of high-yield bonds. In 1995, PDP had an investment in D&P CBO Partners, L.P. (D&P CBO). In 1996, D&P CBO was liquidated in accordance with contractual arrangements and PDP has no remaining investment.

     Principal and interest on the underlying high-yield portfolios are used to meet CBO debt service obligations. The general and limited partners are entitled to the residual after all CBOs have been repaid and the related interest obligations have been satisfied. The risk to the partners is limited to their initial investment which for PDP was $350,000 as a general partner and $500,000 as a limited partner in WCCBO. PDP's proportionate share of WCCBO's earnings for the twelve and two months ended December 31, 1996 and 1995 was $1.6 million and $512,000, respectively.

     In addition, DPIM receives fees for managing the portfolios of high-yield bonds held by the partnerships. These management fees were $431,000 and $140,000 for the twelve and two months ended December 31, 1996 and 1995, respectively. The following table sets forth certain summarized 1996 and 1995 financial information for WCCBO.

PHOENIX DUFF & PHELPS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                            1996        1995
                                                             (IN THOUSANDS)
     Current assets                                       $ 17,098    $ 49,641
     Noncurrent assets                                      50,184     171,412
     Current liabilities                                       599       2,768
     Noncurrent liabilities                                 28,667     183,342
     Partners' capital                                      38,016      34,943

     Investment income                                      11,328      23,591
     Net investment income                                     668       1,152
     Net realized gain (loss) on sale
      of collateral debt securities                          3,972      (6,203)
     Earnings (losses) allocable to partners                 4,640      (5,051)

     DUFF & PHELPS/INVERNESS AND RELATED PARTNERSHIPS
     ------------------------------------------------

     At December 31, 1996, PDP had a 50% interest in Duff & Phelps/Inverness LLC
     (DPI), a joint venture with Inverness Group Incorporated. DPI invests in private equity transactions (primarily management led buy-outs), expansion financing and recapitalizations involving management participation.

     On January 17, 1996, DPI completed a management-led buyout of National-Oilwell, Inc. from Armco and USX. On October 28, 1996, National-Oilwell, Inc. successfully completed an initial offering of 4 million shares which are traded on the New York Stock Exchange (NYSE: NOI). At December 31, 1996, PDP, through its investments in two limited partnerships, DPI Partners I and DPI Partners II, had a beneficial ownership interest in approximately 286,000 shares of the common stock of National-Oilwell, Inc. At December 31, 1996, PDP's investment in DPI Partners I and DPI Partners II was $5.9 million and $2.9 million, respectively.

     On November 25, 1996, DPI entered into an agreement to participate in a management led buy-out of Financial Alliance Processing Services, Inc. (Financial Alliance). Financial Alliance is a credit and debit card processing service company. On December 27, 1996, PDP invested approximately $2.0 million in FA Investors I, L.P. which was created to purchase Financial Alliance.

     GREYSTONE FINANCIAL GROUP
     -------------------------

     At December 31, 1996, PDP had a 30% equity interest in the common stock of Greystone Financial Group (GFG) with a cost basis of $7,500 and a $742,500 investment in the 8% Non-Cumulative Preferred Stock of GFG's wholly-owned subsidiary, Greystone Asset Management, Inc. (GAM). GFG and GAM were in a start-up phase for 1996 and incurred losses. As a result of recognizing its proportionate share of losses, PDP's remaining investment in GFG and GAM was $75,000 at December 31, 1996. At December 31, 1995, PDP had invested $250,000 in GFG and GAM.

PHOENIX DUFF & PHELPS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     NUVEEN/DUFF & PHELPS INVESTMENT ADVISORS
     ----------------------------------------

     PDP had a $379,000 and a $162,000 investment in Nuveen/Duff & Phelps Investment Advisors at December 31, 1996 and 1995, respectively, representing a 50% interest in the joint venture. As discussed in Note 21, on January 2, 1997, PDP purchased the remaining 50% interest for $2.2 million. PDP's proportionate share of Nuveen/Duff & Phelps Investment Advisors's earnings was $654,000 and $125,000 in 1996 and 1995, respectively.

     OTHER ASSETS
     ------------

     At December 31, 1996 and 1995, PDP had a $3.5 million promissory note receivable. In addition, at December 31, 1996, PDP had a $1.0 million note receivable resulting from the divestiture of DPCM.

8.   FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Furniture, equipment and leasehold improvements at December 31, were comprised of the following:

                                                    1996     1995
                                                   (IN THOUSANDS)
     Computer equipment                           $ 7,388  $ 5,826
     Leasehold improvements                         2,926    2,948
     Furniture and equipment                        2,501    2,562
                                                  -------  -------
                                                   12,815   11,336
     Accumulated depreciation and amortization     (4,438)  (3,074)
                                                  -------  -------

     Furniture, equipment and leasehold
      improvements, net                           $ 8,377  $ 8,262
                                                  =======  =======

9.   INCOME TAXES


     The components of income tax expense for the years ended December 31, were as follows:

                                                       1996     1995     1994
                                                           (IN THOUSANDS)
     CURRENT
      Federal                                        $11,964  $ 7,899  $ 9,403
      State                                            2,040    4,438    2,272
                                                     -------  -------  -------

       Total current taxes                            14,004   12,337   11,675
                                                     -------  -------  -------

     DEFERRED
      Federal                                          4,549       78      862
      State                                             (366)     267
                                                     -------  -------  -------
     Total deferred taxes                              4,183      345      862
                                                     -------  -------  -------

     Total income tax expense                        $18,187  $12,682  $12,537
                                                     =======  =======  =======

PHOENIX DUFF & PHELPS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     Income tax expense for 1996 was calculated on pre-tax income of $44.9 million, which includes $3.5 million of foreign source income comprised of PDP's income from its investment in BG. Income tax expense includes $72,000 of taxes on foreign source income.

     Deferred taxes resulted from temporary differences between the amounts reported in the consolidated financial statements and the tax bases of assets and liabilities. The tax effects of temporary differences at December 31, were as follows:

                                                                 1996       1995
                                                                  (IN THOUSANDS)
        DEFERRED TAX ASSETS:
          Purchase adjustments                                  $ 1,744
          Investment in BG                                        1,668
          Other investments                                       1,196    $   176
          Foreign tax credit                                      1,109      1,109
          Option liability                                          606      2,312
          Legal expenses                                            603
          Excess of capital losses over gains                       528
          Vacation accrual                                          455
          Allowance for doubtful accounts                            32      2,031
          Other                                                   2,576      1,101
                                                                -------    -------

        Gross deferred tax assets                                10,517      6,729
        Valuation allowance                                      (1,120)    (1,057)
                                                                -------    -------

        Gross deferred tax assets after valuation allowance       9,397      5,672
                                                                -------    -------

        DEFERRED TAX LIABILITIES:
          Purchase adjustments                                   21,076     23,369
          Investment in BG                                        7,931      5,946
          Deferred commissions                                    6,571      4,893
          Other investments                                       5,103
          Unbilled revenue                                        1,015      1,437
          Fixed assets                                              567        523
          Other                                                     994         76
                                                                -------    -------

        Gross deferred tax liabilities                           43,257     36,244
                                                                -------    -------

        Deferred tax liability, net                             $33,860    $30,572
                                                                =======    =======

        The following presents a reconciliation of income tax expense computed at the federal statutory rate to the income tax expense recognized in the consolidated financial statements for the years ended December 31,:

                                                      1996         1995       1994
                                                              (IN THOUSANDS)
        Tax at statutory rate                        $15,717    $ 9,930    $10,345
        State taxes, net of federal benefit            1,082      3,058      1,477
        Goodwill                                       1,495        420
        Tax exempt interest and dividends received
          deduction                                      (84)       (59)       (67)
        Other, net                                       (23)      (667)       782
                                                     -------    -------    -------
            Income tax expense                       $18,187    $12,682    $12,537
                                                     =======    =======    =======

PHOENIX DUFF & PHELPS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.  LONG-TERM DEBT

     At December 31, 1996, PDP had outstanding borrowings of $16.5 million under a $27 million Credit Agreement with a consortium of banks. Interest rates on such borrowings averaged 6.49%. Interest expense, inclusive of commitment fees, was $1.5 million and $288,000 in 1996 and 1995, respectively. Required payments under this agreement are $2.5 million in 1997 with the balance due prior to December 31, 1998.

     The Credit Agreement contains financial and operating covenants including, among other provisions, requirements that PDP maintain certain financial ratios and satisfy certain financial tests, including restrictions on the ability to incur indebtedness and limitations on PDP's capital expenditures.

11.  MANDATORILY REDEEMABLE SECURITIES AND OTHER CAPITAL TRANSACTIONS

     In accordance with the terms of the Merger Agreement, on November 1, 1995, the outstanding $35 million of the note payable to PM Holdings (including accrued interest) was converted into Series A Convertible Exchangeable Preferred Stock (the Series A Preferred Stock) based on the stated value of $25.00 per share. In accordance with the Merger Agreement, a stock dividend of one share of Series A Preferred Stock for each ten shares of D&P common stock was also recorded. The holders of the Series A Preferred Stock are entitled to receive an annual cash dividend of $1.50 per share payable quarterly when, as and if declared. Dividends are cumulative from the date of original issuance and unpaid, undeclared dividends are added to the liquidation preference and the mandatory redemption price of the Series A Preferred Stock. The Series A Preferred Stock is mandatorily redeemable, not prior to November 30, 2000, at $25.00 per share, plus accumulated but unpaid dividends, if not previously converted, redeemed or exchanged.

     Each share of Series A Preferred Stock can be converted into 3.11 shares of common stock at any time. Each share of Series A Preferred Stock is exchangeable in whole, but not in part, for 6% Convertible Subordinated Debentures due 2015 (the "Subordinated Debentures") of PDP at the option of PDP on any date that is on or after the two year anniversary of the Merger. Holders of outstanding Series A Preferred Stock will be entitled to receive the $25.00 principal amount of the Subordinated Debentures in exchange for each share of Series A Preferred Stock, including unpaid and accrued dividends.

     Upon completion of the Merger, 17.1 million shares of D&P common stock became 17.1 million shares of PDP common stock. In addition, the one thousand shares of PSG $1.00 par common stock were converted into 26.4 million shares of PDP common stock.

     On November 7, 1996, PDP declared its common share quarterly dividend in the amount of $0.06 per share and a preferred share dividend of $0.375 per share. PDP intends to continue to pay quarterly cash dividends. However, future payment of cash dividends by PDP will depend upon the financial condition, capital requirements and earnings of PDP.

     On November 7, 1996, the Board voted to authorize a stock repurchase plan. The repurchase plan for up to 2 million shares of outstanding common stock was effective immediately. Repurchases will be made from time to time in the open market or through privately negotiated transactions at market prices. No stock repurchase was made during 1996.

PHOENIX DUFF & PHELPS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

12.  OTHER OPERATING EXPENSES

     Other operating expenses for the years ended December 31, were comprised of the following:

                                                1996      1995      1994
                                                     (IN THOUSANDS)

        Rent                                   $ 4,584   $ 3,435   $ 2,030
        Travel, training and entertainment       4,574     2,138     1,682
        Outside services                         4,226     2,998     2,640
        Computer services                        3,206     6,549     5,467
        Telephone and postage                    2,878     2,225     1,938
        Printing                                 2,658     2,715     2,564
        Administrative and staffing              2,346     7,113     5,905
        Sales and marketing                      1,614     1,204       592
        Equipment rental and maintenance         1,255     1,812     1,179
        Finders fees                               993       697       994
        Professional fees                          948     1,371     3,057
        Outside temporaries                        468     1,051     1,384
        Other expenses                           6,773     3,801     5,346
                                               -------   -------   -------

          Total                                $36,523   $37,109   $34,778
                                               =======   =======   =======

13.  COMMITMENTS AND LEASE CONTINGENCIES

     PDP and its subsidiaries incurred rental expenses on operating leases of $4.6 million in 1996, $3.4 million in 1995 and $2.0 million in 1994, net of income from subleases of $841,000 in 1996, $542,000 in 1995 and $337,000 in
     1994. PDP and its subsidiaries are committed to the following future net minimum rental payments under non-cancelable operating leases (in thousands):

                                                          INCOME      NET
                                                LEASE      FROM      LEASE
                                               PAYMENTS  SUBLEASES  PAYMENTS
       1997                                    $  5,869  $     862  $  5,007
       1998                                       5,019        885     4,134
       1999                                       5,086        895     4,191
       2000                                       3,773        815     2,958
       2001                                       2,318        468     1,850
       2002 and thereafter                       11,800               11,800
                                               --------  ---------  --------

                                               $ 33,865  $   3,925  $ 29,940
                                               ========  =========  ========

PHOENIX DUFF & PHELPS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

14.  OTHER RELATED PARTY TRANSACTIONS

     REVENUES
     --------

     PDP's subsidiaries manage assets and provide other investment advisory services to Phoenix Home Life and subsidiaries (e.g., general account, separate accounts, variable products ) and investment products (e.g., affiliated mutual funds). In 1996, the Phoenix Home Life pooled separate accounts were converted to institutional mutual funds. The revenues earned managing these assets for the years ended December 31, were as follows:

                                                      1996      1995      1994
                                                           (IN THOUSANDS)
     MANAGEMENT FEES:

     Affiliated mutual funds                         $71,192   $55,647   $56,551
     Phoenix Home Life general account                 8,156     7,201     6,519
     Phoenix Home Life variable
       product separate accounts                       6,270     4,835     3,576
     Phoenix Home Life pooled separate accounts          561     3,569     3,455
     Other                                               862       789       827
                                                     -------   -------   -------
          Total management fees                       87,041    72,041    70,928
                                                     -------   -------   -------

     MUTUAL FUNDS - ANCILLARY FEES:

     Transfer agent                                    5,889     5,984     5,986
     Fund accounting                                   2,800     2,629     3,733
                                                     -------   -------   -------
          Total mutual funds - ancillary fees          8,689     8,613     9,719
                                                     -------   -------   -------

                                                     $95,730   $80,654   $80,647
                                                     =======   =======   =======

     For all years presented, PDP received management fees averaging approximately .12% of the net asset value of the Phoenix Home Life general account assets under management. PDP's transactions with related parties comprised approximately 63%, 72% and 77% of revenues for the years ended December 31, 1996, 1995 and 1994, respectively. PDP believes that its transactions with these related parties were competitive with alternative third party sources for each service provided.

     RECEIVABLES FROM RELATED PARTIES
     --------------------------------

     Receivables from affiliates as of December 31, were as follows:

                                                                1996      1995
                                                                (IN THOUSANDS)
     Management fees                                           $10,449   $11,816
     Mutual funds - ancillary fees                               3,716     3,552
     Concessions                                                 3,976     3,661
     Other                                                       1,560       839
                                                               -------   -------
                                                               $19,701   $19,868
                                                               =======   =======

PHOENIX DUFF & PHELPS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     OPERATING EXPENSES
     ------------------

     Phoenix Home Life provides administrative services at the request of PDP including disbursement, tax, facility management and other administrative support to PDP and its subsidiaries. Additionally, certain of PDP's active and retired employees participate in the Phoenix Home Life multi-employer retirement and benefit plans (Note 2). The expenses recorded by PDP for significant services provided by Phoenix Home Life for the years ended December 31, were as follows:

                                                 1996      1995      1994
                                                      (IN THOUSANDS)
     Rent                                       $ 3,041   $ 2,062   $ 2,030
     Administrative fees                          2,482     6,940     4,285
     Computer services                            2,283     5,530     5,467
     Equipment, rental and maintenance              990     1,009     1,369
     Employee related charges:
      Healthcare and life insurance benefits      1,027     1,793     1,188
      Pension and savings plans                   1,051     1,254     1,159
      Other                                       1,233     1,866     3,947
     Legal services                                 183       637     1,019
                                                -------   -------   -------
          Total                                 $12,290   $21,091   $20,464
                                                =======   =======   =======

     PDP pays these charges based on contractual agreements. Computer services are based upon actual or specified usage. Other charges are based on hourly rates, square footage or head count. PDP reimburses Phoenix Home Life for employee related charges based on actual costs paid by Phoenix Home Life. Management believes that these charges are reasonable.

     PAYABLES TO RELATED PARTIES
     ---------------------------

     Payables to related parties as of December 31, were as follows:

                                                           1996      1995
                                                            (IN THOUSANDS)
Operating expenses                                        $ 3,874   $10,386
Income taxes                                                          1,447
                                                          -------   -------
                                                          $ 3,874   $11,833
                                                          =======   =======

     Included in broker-dealer payables are commissions, including those payable under 12b-1 distribution plans discussed in Note 2, of $3.0 million and $2.9 million in 1996 and 1995, respectively, payable to WS Griffith & Co., Inc., a registered broker-dealer which is a wholly-owned subsidiary of PM Holdings.

PHOENIX DUFF & PHELPS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     NOTE PAYABLE TO PARENT
     ----------------------

     PSG obtained a loan from PM Holdings for which interest was paid at a rate equal to the 30 day commercial paper rate placed directly by General Electric Capital Corp. plus .5% per annum. Interest expense on the loan totalled $2.0 million and $2.4 million for 1995 and 1994, respectively. Principal repayments of $4.5 million and $11.7 million were made by PDP in 1995 and 1994, respectively. During 1995, the note payable was converted into Series A Preferred Stock as discussed in Note 11.

15.  NON-QUALIFIED STOCK OPTION PLANS

     Officers and key employees of D&P were eligible to participate in three stock option plans, the 1989 Employee Stock Option Plan (Employee Option
     Plan), the 1989 Employee Performance Stock Option Plan (Performance Plan) and the 1992 Long-Term Stock Incentive Plan (1992 Plan). Under the plans, participants were granted non-qualified options to purchase shares of common stock of D&P at an option price equal to the fair value of a share of common stock on the date of grant. The options under the 1989 plans are fully vested.

     Effective with the Merger, existing options under the 1992 Plan vested and became exercisable for all participants, except for certain senior officers whose options will vest and become exercisable in accordance with the plan's original vesting schedule. Each vested option converted into an option (converted option) to purchase one share of common stock and one-tenth of a share of Series A Preferred Stock for each share of common stock for which the option was exercisable immediately prior to the Merger, at an aggregate option price that was $1.75 less than the previous option price per share.

     PDP adopted the 1992 Plan, as amended, concurrent with the Merger. The 1992 Plan is administered by the Stock Option Committee of the Board of Directors, which designates which employees and outside directors participate in the plan and the terms of the options to be granted. Under the 1992 Plan, participants are granted non-qualified options to purchase shares of common stock of PDP at an option price equal to not less than 85% of the fair market value of the common stock at the time the option is granted. The maximum number of shares of common stock for which options may be granted is 6.4 million. The options held by a participant terminate no later than 10 years from the date of grant. Options granted under the 1992 Plan vest, on average, in even annual installments over three years.

     PDP has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation". Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the PDP stock option plans been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, PDP's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                       1996           1995
      Net income  - as reported (in thousands)         $ 26,719       $ 15,690
      Net income  - pro forma (in thousands)           $ 26,363       $ 15,673
      Primary earnings per share - as reported         $    .50       $    .50
      Primary earnings per share - pro forma           $    .49       $    .50
      Fully diluted earnings per share - as reported   $    .49       $    .40
      Fully diluted earnings per share - pro forma     $    .49       $    .40

PHOENIX DUFF & PHELPS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: dividend yield of 2.79%, expected volatility of 30%, risk free interest rate of approximately 6.0% and expected lives of between three and ten years.

     As of December 31, 1996, options to purchase 84,520, 42,120 and 3,810,866 shares of common stock had been granted and are outstanding at weighted average exercise prices per share of approximately $1.00, $.28 and $7.13, respectively, under the Employee Option Plan, Performance Plan and 1992 Plan, respectively.

     OUTSTANDING OPTIONS
     -------------------

                                                                   SERIES A
                                       COMMON     WEIGHTED AVG.    PREFERRED    WEIGHTED AVG.
                                       SHARES     EXERCISE PRICE    SHARES      EXERCISE PRICE
     Balance, November 1, 1995       2,144,384         $6.29
        Granted                      1,566,250         $6.64        214,439          $24.65
        Exercised                      (90,349)        $1.66        (13,276)         $ 5.07
                                     ---------                     --------

     Balance, December 31, 1995      3,620,285         $6.56        201,163          $25.95

        Granted                      1,518,366         $7.10
        Exercised                     (473,895)        $3.78        (36,715)         $13.11
        Canceled                      (531,834)        $7.73        (52,234)         $30.38
        Forfeited                     (195,416)        $6.95         (3,166)         $29.10
                                     ---------                     --------

     Balance, December 31, 1996      3,937,506         $6.93        109,048          $28.05
                                     =========                     ========

     EXERCISABLE OPTIONS
     -------------------

                                                                   SERIES A
                                       COMMON     WEIGHTED AVG.    PREFERRED    WEIGHTED AVG.
                                       SHARES     EXERCISE PRICE    SHARES      EXERCISE PRICE
     Balance, November 1, 1995         884,991
        Became exercisable           1,109,411                      200,261
        Exercised                      (90,349)        $1.66        (13,276)         $ 5.07
                                     ---------                     --------

     Balance, December 31, 1995      1,904,053         $6.47        186,985          $25.82

        Became exercisable             653,566         $6.67         10,413          $28.75
        Exercised                     (473,895)        $3.78        (36,715)         $13.11
        Canceled                      (531,834)        $7.73        (52,234)         $30.38
        Forfeited                     (195,416)        $6.95         (3,166)         $29.10
                                     ---------                     --------

     Balance, December 31, 1996      1,356,474         $6.95        105,283          $28.18
                                     =========                     ========

     At December 31, 1996, 2.2 million shares of PDP common stock were available for future stock option grants.

PHOENIX DUFF & PHELPS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

16.  CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     A summary of the unaudited quarterly results of operations for the two years ended December 31, 1996 and 1995 is as follows:

     (IN THOUSANDS, EXCEPT PER
     SHARE AMOUNTS)                              FIRST   SECOND    THIRD   FOURTH
     1996                                       QUARTER  QUARTER  QUARTER  QUARTER
     Revenues                                   $44,461  $40,345  $37,315  $37,640
     Expenses                                    31,126   30,523   25,929   27,277
                                                -------  -------  -------  -------

     Income before taxes                         13,335    9,822   11,386   10,363
     Provision for income taxes                   6,222    3,230    5,056    3,679
                                                -------  -------  -------  -------

     Net income                                 $ 7,113  $ 6,592  $ 6,330  $ 6,684
                                                =======  =======  =======  =======
     Earnings per share
      Primary                                   $   .14  $   .12  $   .12  $   .12
      Fully diluted                             $   .13  $   .12           $   .12
     Dividends per common share declared
      during the quarter                        $   .05  $   .05  $   .05  $   .06
     Dividends per preferred share declared
      during the quarter                        $  .375  $  .375  $  .375  $  .375
     Market price per share
      Common
       Low                                      $  5.63  $  5.88  $  6.00  $  6.00
       High                                     $  7.00  $  7.88  $  7.25  $  7.38
      Preferred
       Low                                      $ 23.88  $ 23.88  $ 23.25  $ 23.00
       High                                     $ 26.25  $ 27.13  $ 25.63  $ 25.25

                                                 FIRST   SECOND    THIRD   FOURTH
     1995                                       QUARTER  QUARTER  QUARTER  QUARTER
     Revenues                                   $24,389  $25,406  $26,837  $38,047
     Expenses                                    17,908   18,734   20,054   29,611
                                                -------  -------  -------  -------

     Income before taxes                          6,481    6,672    6,783    8,436
     Provision for income taxes                   3,002    3,091    2,373    4,216
                                                -------  -------  -------  -------

     Net income                                 $ 3,479  $ 3,581  $ 4,410  $ 4,220
                                                =======  =======  =======  =======

     Earnings per share
      Primary                                                              $  0.09
      Fully diluted                                                        $  0.09
     Dividends per common share declared
      during the quarter                                                   $  0.05
     Dividends per preferred  share declared
      during the quarter                                                   $  0.14
     Market price per share
      Common
       Low                                                                 $  6.00
       High                                                                $  8.28
      Preferred
       Low                                                                 $ 24.50
       High                                                                $ 25.63

PHOENIX DUFF & PHELPS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

17.  CONTINGENT LIABILITIES

     In October 1995, PDP, in one case, and its subsidiary DPCM were named defendants in three related class action suits related to a fairness opinion issued by DPCM. The plaintiffs are members of Associated Surplus Dealers (ASD), a corporation organized to promote the surplus merchandise industry. The actions also name as defendants the directors of ASD and a corporation (WFI) controlled by one of the defendants. The complaints allege that shortly after the sale of the assets of ASD to WFI for $2.6 million, the ASD assets were resold by WFI for $60 million. The plaintiffs contend that DPCM and certain directors breached their fiduciary duties and were negligent, causing ASD to receive less in sales proceeds than anticipated. The plaintiffs seek compensatory damages, attorneys' fees, costs of suit and punitive damages, all in unspecified amounts. DPCM denies that its actions were inappropriate and intends to vigorously defend the actions.

     Management, at this time, does not expect the above litigation to have a material adverse effect on PDP's financial position or results of operations.

18.  OFF-BALANCE SHEET RISK

     In the normal course of business, PDP enters into affiliated mutual fund sales transactions as principal. If the payment for the securities subject to such transactions is not received from the customer, PDP may be subject to risk of loss if the market value of the security has decreased since the date of the transaction. To the extent payment is not received within three business days for the mutual fund shares purchased, such shares are redeemed, thereby limiting any potential loss to the decrease of the net asset value of such fund shares over that three business day time period. Losses incurred during the three year period ended December 31, 1996 were insignificant.

19.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     CASH AND CASH EQUIVALENTS
     -------------------------

     The carrying amount of cash equivalents approximates fair value because of the short maturity of these instruments.

     MARKETABLE SECURITIES
     ---------------------

     The carrying amount equals market value.

     DEBENTURES OF BEUTEL, GOODMAN & COMPANY LTD. AND LONG-TERM INVESTMENTS AND
     --------------------------------------------------------------------------
     OTHER ASSETS
     ------------

     The investment in BG debentures and the majority of the long-term investments and other assets were recorded at fair market value at November 1, 1995 in conjunction with the Merger. (The BG debentures were retired during 1996.) The fair value of these assets at December 31, 1996 was based on estimates made using appropriate valuation techniques.

     LONG-TERM DEBT
     --------------

     The fair value is estimated based upon the current rates that would be offered to PDP on similar debt.

     SERIES A PREFERRED STOCK
     ------------------------

     The fair value of Series A Preferred Stock is based on the quoted market price per share at December 31, 1996.

The estimated fair values of PDP's financial instruments at December 31, were as follows:

PHOENIX DUFF & PHELPS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                             1996               1995
                                                     CARRYING    FAIR   CARRYING    FAIR
                                                      AMOUNT    VALUE    AMOUNT    VALUE
                                                                 (IN THOUSANDS)
     Cash and cash equivalents                        $22,466   $22,466  $16,306   $16,306
     Accounts receivable                               25,668    25,668   32,024    32,024
     Marketable securities                              4,070     4,070    3,473     3,473
     Debentures of Beutel, Goodman & Company Ltd.                          9,534     9,534
     Long-term investments and other assets             4,500     4,500    3,500     3,500
     Accounts payable and accrued liabilities          13,306    13,306   12,317    12,317
     Long-term debt                                    16,500    16,500   23,500    23,500
     Series A Preferred Stock                          78,504    78,931   78,029    78,794

     The carrying amounts for accounts receivable, accounts payable and accrued liabilities are reasonable estimates of fair value because of the short nature of the transactions.

20.  NET CAPITAL REQUIREMENT

     PEPCO is subject to broker-dealer net capital requirements and at December 31, 1996 net capital of $820,000 was required compared to actual net capital of $4.0 million.

21.  SUBSEQUENT EVENT

     On January 2, 1997, DPIM completed the purchase of Nuveen Institutional Advisory Corp.'s (Nuveen's) 50% interest in Nuveen/Duff & Phelps Investment Advisors, a general partnership. The partnership originally was established as a joint venture between Nuveen and DPIM in May 1990 for the purpose of providing investment advisory services to nuclear decommissioning funds. The partnership, now 100% owned by PDP, has been renamed Phoenix Duff & Phelps Investment Advisors and will continue to provide these same services.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          ---------------------

          The disclosure called for by this item was previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  ---------------------------------------------------

          The information required by this item, to the extent not included under the caption "Executive Officers of the Company" in Part I of this report will appear under the caption "Election of Directors" in the Company's definitive proxy statement for the 1997 annual meeting of the shareholders (the "1997 Proxy Statement"), and such information shall be deemed to be incorporated herein by reference to that portion of the 1997 Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION.
--------  -----------------------

          The information required by this item will appear under the caption "Executive Compensation" in the 1997 Proxy Statement, and such information shall be deemed to be incorporated herein by reference to that portion of the 1997 Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  ---------------------------------------------------------------

          The information required by this item will appear under the caption "Principal Holders of Securities" in the 1997 Proxy Statement, and such information shall be deemed to be incorporated herein by reference to that portion of the 1997 Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------

          The information required by this item will appear under the caption "Executive Compensation and Certain Transactions" in the 1997 Proxy Statement, and such information shall be deemed to be incorporated herein by reference to that portion of the 1997 Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year. Also see Note 14 to the consolidated financial statements on page 47 of this report.

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT, SCHEDULES, AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------

(a)    The following documents are filed as a part of this report:

1.     Financial Statements

       See index to Financial Statements in item 8.

2.     Financial Statement Schedule.

       Beutel, Goodman & Company Ltd. Auditors' Report.

3.     EXHIBITS

2(c) Agreement and Plan of Merger among PM Holdings, Inc., Phoenix Securities Group, Inc. and Duff & Phelps Corporation dated as of June 14, 1995 (incorporated herein by reference to Exhibit 2 to the Registrant's current report on Form 8-K dated June 23, 1995)

3(a) Restated Certificate of Incorporation of the Registrant, as amended (incorporated herein by reference to Exhibit 3(a) to the Registrant's Current Report on Form 8-K dated November 15, 1995)

3(b) By-Laws of the Registrant, as amended (incorporated herein by reference to Exhibit 3(b) to the Registrant's Current Report on Form 8-K dated November 15, 1995)

4(a)   Form of Common Stock certificate(1)

4(j) Indenture dated as of October 1, 1989 among D&P CBO Partners, L.P., D&P CBO Corp. and Bankers Trust Company, as trustee(1)

4(k) First Supplement to D&P CBO Partners, L.P. Indenture dated as of November 21, 1990(1)

4(l) Second Supplement to D&P CBO Partners, L.P. Indenture dated as of November 21, 1990(1)

4(m) Indenture dated as of November 1, 1990 among Windy City CBO Partners, L.P., Windy City CBO Corp. and Bankers Trust Company, as trustee(1)

4(n) Amended and Restated Credit Agreement dated as of October 31, 1995 among the Registrant and various financial institutions and Bank of America Illinois (incorporated herein by reference to Exhibit 4(n) to the Registrant's 1995 Annual Report on Form 10-K of Phoenix Duff & Phelps Corporation)

4(r) Certificate of Designation, Voting Powers, Preferences and Rights of Series A Convertible Exchangeable Preferred Stock (incorporated herein by reference to Exhibit 3(a) to the Registrant's Current Report on Form 8-K dated November 15, 1995)

4(s) Form of Indenture between Phoenix Duff & Phelps Corporation and a Trustee with respect to the 6% Convertible Subordinated Debentures due 2015 into which the Series A Convertible Exchangeable Preferred Stock will be exchangeable (incorporated herein by reference to Exhibit 4(s) to the Registrant's registration statement on Form S-4 (Registration No. 33-97292))

4(t) Form of Series A Convertible Exchangeable Preferred Stock certificate (incorporated herein by reference to Exhibit 4(t) to the Registrant's registration statement on Form S-4 (Registration No. 33-97292))

10(a) The Registrant's 1989 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.3 to the 1989 Annual Report on Form 10-K of Duff & Phelps Inc.)(2)

10(b) The Registrant's 1989 Employee Performance Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to the 1989 Annual Report on Form 10-K of Duff & Phelps Inc.)(2)

10(c) Amendment to the Registrant's 1989 Employee Performance Stock Option Plan(1)(2)

10(d)  Duff & Phelps Incentive Compensation Plan(1)(2)

10(e)  The Registrant's Savings Plan(1)

10(f) The Registrant's 1992 Long-Term Stock Incentive Plan, as amended(2) (incorporated herein by reference to Exhibit 10(f) to the Registrant's 1995 Annual Report on Form 10-K of Phoenix Duff & Phelps Corporation)

10(h) Investment Advisory Agreement between Duff & Phelps Investment Management Co. and Duff & Phelps Utilities Income Inc.(1)

10(i) Service Agreement among Duff & Phelps Investment Management Co., Duff & Phelps Utilities Income Inc., Duff & Phelps Investment Research Co. and Duff & Phelps Inc.(1)

10(j) Mid-Continental Plaza Lease between Tishman Speyer Properties and Duff & Phelps Inc.(1)

10(k) Form of Indemnification Agreement between the Registrant and its directors and certain officers(1)(2)

10(l)  Amendment One to the Duff & Phelps Employees Savings Plan(1)

10(m)  Nonqualified Deferred Compensation Plans-Joinder Agreements (2)

10(n) Trust Agreement Establishing a Trust for the Duff & Phelps Employees Savings Plan(1)

10(s) Subscription and Loan Agreement dated November 15, 1993 between Beutel, Goodman & Company Ltd. and the Registrant (incorporated herein by reference to Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated November 29, 1993)

10(t) Debenture Purchase Agreement dated November 15, 1993 between Crownx Inc. And DP Holdings Ltd. (incorporated herein by reference to Exhibit 2(b) to the Registrant's Current Report on Form 8-K dated November 29, 1993)

10(u) Shareholders Agreement dated November 15, 1993 by and among the Shareholders of Beutel, Goodman & Company Ltd. (incorporated herein by reference to Exhibit 10(u) to the Registrant's Annual Report on Form 10-K for 1993)

10(w) Tax Sharing and Indemnification Agreement between the Registrant and Duff & Phelps Credit Rating Co. ("Credit Rating") (incorporated herein by reference to Exhibit 10.2 to Credit Rating's Annual Report on Form 10-K for 1994)

10(x) Distribution and Indemnity Agreement between the Registrant and Credit Rating (incorporated herein by reference to Exhibit 10.3 to Credit Rating's Annual Report on Form 10-K for 1994)

10(y) Services Agreement among the Registrant, Credit Rating and Duff & Phelps Investment Management Co. (incorporated herein by reference to Exhibit
       10.4 to Credit Rating's Annual Report on Form 10-K for 1994)

10(z) Name Use Agreement between the Registrant and Credit Rating (incorporated herein by reference to Exhibit 10.5 to Credit Rating's Annual Report on form 10-K for 1994)

10(aa) Sublease Agreement relating to Chicago, Illinois Office Space between the
       Registrant and Credit Rating (incorporated herein by reference to Exhibit
       10.6 to Credit Rating's Annual Report on Form 10-K for 1994)

10(bb) License Agreement dated November 1, 1995 between the Registrant and
       Phoenix Home Life Mutual Insurance Company (incorporated herein by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated November 15, 1995)

10(cc) Registration Rights Agreement dated November 1, 1995 between the
       Registrant and PM Holdings, Inc. (incorporated herein by reference to Exhibit 10(b) to the Registrant's Current Report on Form 8-K dated November 15, 1995)

10(dd) Administrative Agreement between Phoenix Home Life Mutual Insurance
       Company and certain subsidiaries (incorporated herein by reference to Exhibit 10(dd) to the Registrant's registration statement on Form S-4 (Registration No. 33-97292))

10(ee) Computer Services Agreement between the Registrant and Phoenix Home Life
       Mutual Insurance Company (Incorporated herein by reference to Exhibit 10(ee) to the Registrant's registration statement on Form S-4 (Registration No. 33-97292))

10(ff) Investment Management Agreement Between Phoenix Investment Counsel, Inc.
       and Phoenix Home Life Mutual Insurance Company (incorporated Herein By reference to Exhibit 10(ff) to the Registrant's registration statement on Form S-4 (Registration No. 33-97292))

10(gg) Leases between Phoenix Securities Group, Inc. and Phoenix Home Life
       Mutual Insurance Company (incorporated herein by reference to Exhibits 10(gg), (hh) and (ii) to the Registrant's registration statement on Form S-4 (Registration No. 33-97292))

10(hh) Employment Agreement dated November 1, 1995 between the Registrant and
       Mr. Jeffries (incorporated herein by reference to Exhibit 10(c) to the Registrant's Current Report on Form 8-K dated November 15, 1995)(2)

10(ii) Employment Agreement dated November 1, 1995 between the Registrant and
       Mr. Pedersen (incorporated herein by reference to Exhibit 10(d) to the Registrant's Current Report on Form

       8-K dated November 15, 1995)(2)

10(jj) Change of Control Agreement dated June 10, 1996 between the Registrant and Mr. Mcloughlin (2)

10(kk) Employment Agreement dated November 1, 1995 between the Registrant and
       Mr. Stevens (incorporated herein by reference to Exhibit 10(f) to the Registrant's Current Report on Form 8-K dated November 15, 1995)(2)

10(ll) Change of Control Agreement dated June 10, 1996 between the Registrant and Mr. Haylon (2)

10(mm) Change of Control Agreement dated June 10, 1996 between the Registrant and Mr. Pepin (2)

21     Subsidiaries of the Registrant

23(a)  Consent of Price Waterhouse LLP

23(b)  Consent of Richter, Usher & Vineberg

27     Financial Data Schedule

____________

(1) Incorporated herein by reference to the corresponding exhibit to the Registrant's registration statement on Form S-1 (Registration No. 33-45140).

(2) Denotes Management Contract or Compensatory Plan or Arrangement required to be filed as an exhibit to this report pursuant to item 601 of Regulation S-K.

(B)    Reports on Form 8-K.
       None.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 1997.

PHOENIX DUFF & PHELPS CORPORATION

By /S/ Francis E. Jeffries
   ----------------------------
   Francis E. Jeffries
   Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 27th day of March, 1997 by the following persons on behalf of the registrant in the capacities indicated.


     SIGNATURE
     ---------
     TITLE
     -----

/S/ Francis E. Jeffries
-------------------------------------------------------
Chairman of the Board and Director
Francis E. Jeffries

/S/ Philip R. Mcloughlin
-------------------------------------------------------
Vice Chairman, Chief Executive  Officer and  Director
Philip R. Mcloughlin

/S/ Calvin J. Pedersen
-------------------------------------------------------
President  and Director
Calvin J. Pedersen

/S/ William R. Moyer
-------------------------------------------------------
Senior Vice President and  Chief Financial Officer
William R. Moyer

/S/ David R. Pepin
-------------------------------------------------------
Executive Vice President  and Director
David Pepin

/S/ Wayne C. Stevens
-------------------------------------------------------
Director
Wayne C. Stevens

/S/ Michael E. Haylon
-------------------------------------------------------
Director
Michael E. Haylon

/S/ Robert W. Fiondella
-------------------------------------------------------

Director
Robert W. Fiondella

/S/ Richard H. Booth
-------------------------------------------------------
Director
Richard H. Booth

/S/ Edward P. Lyons
-------------------------------------------------------
Director
Edward P. Lyons

/S/ Marilyn E. Lamarche
-------------------------------------------------------
Director
Marilyn E. Lamarche

/S/ James M. Oates
-------------------------------------------------------
Director
James M. Oates

/S/ Ferdinand Verdonck
-------------------------------------------------------
Director
Ferdinand Verdonck

/S/ Glen D. Churchill
-------------------------------------------------------
Director
Glen D. Churchill

/S/ Donna F. Tuttle
-------------------------------------------------------
Director
Donna F. Tuttle

/S/ David A. Williams
-------------------------------------------------------
Director
David A. Williams

/S/ John T. Anderson
-------------------------------------------------------
Director
John T. Anderson

                   [LETTERHEAD OF RICHTER, USHER & VINEBERG]

AUDITORS' REPORT



To the Shareholders of
BEUTEL, GOODMAN & COMPANY LTD. -
BEUTEL, GOODMAN & COMPAGNIE LTEE



We have audited the consolidated balance sheets of Beutel, Goodman & Company Ltd. - Beutel, Goodman & Compagnie Ltee as at December 31, 1996 and 1995 and the consolidated statements of earnings, deficit and changes in financial position for each of the years then ended. These financial statements (not presented herein) are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the consolidated financial statements (not presented herein) present fairly, in all material respects, the financial position of the Company as at December 31, 1996 and 1995 and the results of its operations and the changes in its financial position for each of the years then ended in accordance with Canadian generally accepted accounting principles.

/s/ Richter, Usher & Vineberg
-----------------------------
CHARTERED ACCOUNTANTS

Montreal, Quebec
January 31, 1997