Form 10-Q
period 1997-03-31
PHOENIX DUFF & PHELPS CORP
filed 1997-05-14
CIK 883237

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ------------

                                    FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-10994

                                  --------------


                  For the quarterly period ended March 31, 1997



                        PHOENIX DUFF & PHELPS CORPORATION







     DELAWARE                                           95-4191764
(State of Incorporation)                   (I.R.S. Employer Identification No.)


56 Prospect St., Hartford, Connecticut 06115-0480       (860) 403-5000
  (Address of principal executive offices)      (Registrant's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.___


On April 30, 1997, the registrant had 44,087,831 shares of $.01 par value common stock outstanding.

               PHOENIX DUFF & PHELPS CORPORATION AND SUBSIDIARIES

                          Quarter Ended March 31, 1997

                                      Index


PART I   -   FINANCIAL INFORMATION:


   Item 1. Consolidated Financial Statements:

           Consolidated Condensed Statements of Financial Condition.   3
              March 31, 1997 and December 31, 1996

           Consolidated Statements of Income .......................   4
              Three Months Ended March 31, 1997 and
              Three Months Ended March 31, 1996

           Consolidated Condensed Statements of Cash Flows .........   5
              Three Months Ended March 31, 1997 and
              Three  Months Ended March 31, 1996

           Notes to the Consolidated Financial Statements...........   6 - 7


   Item 2. Management's Discussion and Analysis of:

           Results of Operations and Financial Condition............   8 - 9

           Liquidity and Capital Resources.  .......................   10


PART II   -   OTHER INFORMATION:


   Item 4. Submission of Matters to a Vote of Security Holders......   11

   Signatures......................................................    11

PART  I.     Financial Information
   Item 1.     Consolidated Financial Statements


               Phoenix Duff & Phelps Corporation and Subsidiaries
            Consolidated Condensed Statements of Financial Condition
                                 (In thousands)

                                                     (Unaudited)
                                                       March 31,   December 31,
                                                          1997         1996
Assets
Current Assets
  Cash and cash equivalents                           $   27,596   $   22,466
  Marketable securities, at market                         4,059        4,070
  Accounts receivable                                     27,050       25,668
  Prepaid expenses and other current assets                3,703        4,287
                                                       ---------- -----------
     Total current assets                                 62,408       56,491

Deferred commissions                                      18,883       17,749
Furniture, equipment and leasehold improvements, net       8,334        8,377
Goodwill and intangible assets, net                      226,467      226,754
Investment in Beutel, Goodman & Company Ltd.              32,127       31,746
Long-term investments and other assets                    12,610       24,567
                                                      -----------  ----------
     Total assets                                     $  360,829   $  365,684
                                                      ===========  ==========
Liabilities and Stockholders' Equity
Current Liabilities
 Accounts payable and accrued liabilities             $   14,300    $  13,306
 Payables to related parties                               4,241        3,874
 Broker-dealer payable                                     7,091        8,487
 Current portion of long-term debt                                      2,500
                                                       ---------    ---------
     Total current liabilities                            25,632       28,167

Deferred taxes, net                                       35,319       33,860
Long-term debt, net of current portion                    10,000       14,000
Lease obligations and other long-term liabilities          6,199        7,884
                                                      ----------   ----------
     Total liabilities                                    77,150       83,911
                                                      ----------   ----------
Contingent Liabilities

Series A Convertible Exchangeable Preferred Stock         78,822       78,504
                                                      -----------  ----------

Stockholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized,
 44,046,631 and 44,037,416 shares issued and outstanding     442          440
Additional paid-in capital                               188,035      185,415
Retained earnings                                         12,743       12,812
Net unrealized gain on securities available for sale       5,409        4,932
Foreign currency translation                                (527)        (330)
Treasury stock                                            (1,245)
                                                      ----------   ----------
   Total stockholders' equity                            204,857      203,269
                                                      -----------  ----------
   Total liabilities and stockholders' equity         $  360,829   $  365,684
                                                      ===========  ==========

     The accompanying notes are an integral part of these statements.

PAGE>


               Phoenix Duff & Phelps Corporation and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)
                      (In thousands, except per share data)


                                                   Three months ended March 31,
                                                         1997         1996
Revenues
Investment management fees                             $  28,844    $  30,608
Mutual funds - ancillary fees                              5,821        4,853
Financial consulting and investment research fees                       4,655
Other income and fees                                      1,221        1,069
                                                      ----------- -----------
    Total revenues                                        35,886       41,185
                                                       ----------  ----------

Operating Expenses
Employment expenses                                       15,197       16,277
Other operating expenses                                   8,500       10,024
Depreciation and amortization of
 leasehold improvements                                      641          510
Amortization of goodwill and intangible assets             2,365        2,408
Amortization of deferred commissions                       1,702        1,432
                                                       ----------  ----------
    Total operating expenses                              28,405       30,651
                                                        ---------   ---------

Operating Income                                           7,481       10,534
                                                        ---------   ---------

Other (Expense) Income - Net                              (1,163)       2,803
                                                        ---------   ---------
Interest (Income) Expense - Net
Interest expense                                             240          475
Interest income                                             (293)        (473)
                                                        ---------   ---------
Total interest (income) expense - net                        (53)           2
                                                        ---------   ---------

Income before income taxes                                 6,371       13,335
Provision for income taxes                                 2,612        6,222
                                                        ---------   ---------

Net Income                                                 3,759        7,113
Series A preferred stock dividends                         1,185        1,172
                                                      -----------  ----------
Income available to common stockholders                $   2,574    $   5,941
                                                       ==========   =========

Weighted average shares outstanding
  Primary                                                 44,597       43,957
  Fully diluted                                           54,472       53,760

Earnings per share
  Primary                                              $     .06   $      .14
  Fully diluted                                                    $      .13

     The accompanying notes are an integral part of these statements.

               Phoenix Duff & Phelps Corporation and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                  Three months ended March 31,
                                                        1997             1996
Cash flows from operating activities:
 Net income                                            $   3,759     $   7,113
 Adjust

ments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                              641           510
  Amortization of goodwill and intangible assets           2,365         2,408
  Amortization of deferred commissions                     1,702         1,432
  Equity earnings of unconsolidated affiliates               934        (1,371)
  Payments of deferred commissions                        (2,836)       (2,128)
  Changes in other operating assets and liabilities          962        (7,937)
  Unrealized depreciation (appreciation)
    on mutual fund investments                                58           (80)
                                                       ---------     ---------
   Net cash provided by (used in) operating activities     7,585          (53)
                                                       ---------     ---------
Cash flows from investing activities:
Purchase of marketable securities, net                       (47)         (452)
Sale of fixed assets                                                       136
Proceeds from long-term investments                       11,246
Purchase of partnership interest                          (2,220)
Other investing activities                                  (418)          797
Capital expenditures, net                                   (598)       (1,451)
                                                       ---------     ---------
  Net cash provided by (used in) investing activities      7,963         (970)
                                                       ---------     ---------

Cash flows from financing activities:
(Repayment) borrowing of long-term debt, net              (6,500)       2,700
Dividends paid                                            (3,828)      (3,353)
Stock repurchase                                          (1,245)
Proceeds from issuance of stock                            1,155           81
                                                       ---------    ---------
Net cash used in financing activities                    (10,418)        (572)
                                                       ---------    ---------
Net increase (decrease) in cash and cash equivalents       5,130       (1,595)
Cash and cash equivalents, beginning of period            22,466       16,306
                                                       ---------    ---------
Cash and cash equivalents, end of period               $  27,596    $  14,711
                                                       ==========   =========

     The accompanying notes are an integral part of these statements.

           Phoenix Duff & Phelps Corporation and Subsidiaries
             Notes to the Consolidated Financial Statements
                              (Unaudited)

1. Basis of Presentation

   The unaudited consolidated financial statements of Phoenix Duff & Phelps Corporation (PDP or the Company) included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in PDP's Form 10-K for the year ended December 31, 1996.

2. Organization

   As described more fully in Notes 1 and 3 to PDP's Annual Report for the year ended December 31, 1996, PDP was formed on November 1, 1995 when Phoenix Securities Group Inc. (PSG), merged into Duff & Phelps Corporation (D&P) (the Merger). The transaction was accounted for as a purchase of D&P by PSG.

3. Dividends and Other Capital Transactions

   For the periods ended March 31, 1997 and March 31, 1996, earnings per share were computed using weighted average shares of common stock and common stock equivalents outstanding. Common stock equivalents are based on outstanding stock options under nonqualified stock option plans.

   On May 13, 1997, the Company's Board of Directors approved quarterly dividends of $.06 per common share and $.375 per preferred share, payable June 10, 1997 to stockholders of record on May 29, 1997.

   As of March 31, 1997, the Company, in accordance with the previously announced stock repurchase program, had purchased 160,000 shares of PDP common stock at a total cost of $1.2 million.

4. Investment in Beutel, Goodman & Company Ltd.

   At March 31, 1997, PDP had a 49% interest in the outstanding common stock of Beutel, Goodman & Company Ltd. (BG). BG is a Canadian-based investment counseling firm with approximately $9.4 billion in assets under management at March 31, 1997.

   PDP's consolidated condensed statements of financial condition and consolidated income statements contain the following components related to the BG investment:

                                                       March 31,   December 31,
                                                          1997          1996
                                                            (in thousands)
Statements of Financial Condition:
   Acquisition costs of investment in BG's
     common stock and debentures                        $  30,045    $  30,045
   Equity in BG net income                                  5,108        4,021
   Dividends received                                        (341)        (285)
   Amortization of BG acquisition costs over
     proportional net equity in BG's assets                (1,793)      (1,476)
   Deferred tax on translation adjustments                   (366)        (229)
   Currency translation adjustments                          (526)        (330)
                                                         ---------   ---------
   Total BG investment                                   $ 32,127    $  31,746
                                                         =========   =========




                                                       March 31,      March 31,
                                                           1997         1996
                                                            (in thousands)
   Statements of Income:
   Equity in BG net income, net of amortization       $    770     $     644
      Interest income - BG debentures                                    135
                                                      --------     ---------
                                                      $    770     $     779
                                                      =========    =========

   The PDP consolidated condensed statements of financial condition contain currency translation adjustments, related to the investment in BG, as a component of stockholders' equity. These losses, resulting from the translation of foreign currency, are deferred and accumulated in stockholders' equity until the investment in BG is sold or substantially liquidated.

   The following reflects summarized BG financial information for the three months ended March 31, :

                                                           1997         1996
                                                             (in thousands)

   Total revenues                                     $   7,361     $   6,800
   Net income                                         $   2,237     $   1,900

5. Other Investments

   In the first quarter of 1997, D&P CBO Partners, L.P. (D&P CBO) and Windy City CBO Partners, L.P. (WCCBO) were liquidated. In accordance with the respective partnership agreements, the remaining assets of the partnerships were sold, obligations were settled and all remaining cash was distributed to the partners. PDP received zero and $11.2 million from the liquidation of D&P CBO and WCCBO, respectively. As a result of the liquidation of the partnerships, PDP recognized losses of zero and $1.5 million, respectively, from D&P CBO and WCCBO representing its share of partnership losses up to the date of liquidation.

6. Capital Markets

   On May 14, 1996 the Company announced that it was exiting the fee based investment research and financial consulting businesses. Substantially all of the fee based investment research activities were immediately closed and, on July 1, 1996, the Company completed the sale of certain assets of the financial consulting and underwriting businesses to several former executives. These divestitures were contemplated at the time of the Merger. The financial effects of these divestitures were treated as adjustments to the purchase price relating to the Merger.

Item 2.     Management's Discussion and Analysis of Results of
            Operations and Financial Condition

Results of Operations

Assets Under Management
-----------------------

At March 31, 1997, Phoenix Duff & Phelps had $33.0 billion of assets under management, a decrease of $0.7 billion (2%) from December 31, 1996, and down $1.3 billion (4%) from March 31, 1996. Since the revenues of the Company are substantially based upon assets under management this information is important to an understanding of the business.

                                   (In Millions)

                                March 31,     December 31,      March 31,
                                  1997           1996             1996
                              -----------    -----------     ------------


Open-end mutual funds          $  11,227       $  11,532      $  11,508
Closed-end mutual funds            2,878           2,984          2,844
Institutional                     12,020          12,276         13,442
General account                    6,845           6,857          6,501
                               ---------       ---------      ---------
                               $  32,970       $  33,649      $  34,295
                               =========       =========      =========


Three Months Ended March 31, 1997 Compared with Three Months Ended
------------------------------------------------------------------
March 31, 1996
--------------

Investment management fees of $28.8 million for the three months ended March 31, 1997 decreased $1.8 million (6%) as compared to $30.6 million for the same period in 1996. Management fees from institutional accounts decreased $1.3 million as a result of a decrease in average assets under management due to the loss of certain institutional accounts. Management fees for institutional mutual funds, which were pooled separate accounts for two months of 1996 decreased $363,000 as a result of lower fees earned on institutional mutual funds as compared to pooled separate accounts. Fees earned managing Phoenix Home Life Mutual Insurance Company's (PHL) sponsored variable products decreased $257,000 as a result of a change in the fee structure, which decreased investment management fees, offset, in part, by an increase in average assets under management.

Mutual funds - ancillary fees increased $968,000 (20%) to $5.8 million for the three months ended March 31, 1997 as compared to $4.9 million for the same period in 1996. Fund accounting fees increased $470,000 primarily as a result of a change in the fee structures for the retail mutual funds and PHL sponsored variable products and an increase in institutional mutual fund average assets under management. Net distributor fees increased $758,000 primarily due to increased sales of B shares. Underwriter fees decreased $138,000 as a result of decreased sales of mutual funds, offset by underwriter fees received from certain PHL sponsored variable products. Shareholder service agent fees decreased $128,000 as a result of fewer shareholder accounts.

Financial consulting and investment research services were not offered by PDP in 1997 as the operations of Duff & Phelps Capital Markets Co. and the fee-based investment research and securities businesses were divested and closed, respectively, in 1996.

Other income and fees increased $152,000 (14%) for the three months ended March 31, 1997 as compared to the same period in 1996, primarily as a result of increased B share redemptions.

Employment expenses decreased $1.1 million (7%) for the three months ended March 31, 1997 as compared to the same period in 1996. This decrease is due to a $4.6 million reduction in employment expense resulting from the divestiture of Duff & Phelps Capital Markets Co. This decrease was offset by non-recurring charges resulting from a senior executive exercising certain rights under his employment agreement which resulted in $1.6 million of employment expenses being recognized in the first quarter of 1997. The remaining increase was primarily the result of annual salary adjustments and increases in the workforce.

Other operating expenses decreased $1.5 million (15%) to $8.5 million for the three months ended March 31, 1997 from $10.0 million for the same period in 1996. Operating expenses decreased primarily as a result of the July 1996 divestiture of Duff & Phelps Capital Markets Co.

Amortization of deferred commissions increased $270,000 (19%),for the three months ended March 31, 1997 compared to the same period in 1996 as a result of an increase in both the sales and redemptions of B shares. Depreciation and amortization of leasehold improvements increased $131,000 (26%) for the three months ended March 31, 1997 compared to the same period in 1996 as a result of increased expenditures on information technology. Amortization of goodwill and intangible assets remained relatively unchanged.

Operating income decreased $3.1 million (29%) to $7.5 million for the first three months of 1997, as compared to the same period in 1996, as a result of the changes discussed above.

Other (expense) income - net of ($1.2) million for the first three months of 1997 decreased $4.0 million (143%) as compared to $2.8 million in the corresponding period in 1996. A $1.5 million loss was recognized in the first quarter of 1997 as a result of the liquidation of WCCBO. Upon liquidation, all remaining assets of WCCBO were sold and the remaining proceeds were distributed to the partners. PDP's share of equity earnings from WCCBO was ($1.5) million for the three months ended March 31, 1997 a decrease of $2.0 million from the $524,000 for the same period in 1996.
In addition, PDP recorded $240,000 in losses in the first quarter of 1997 from its investment in Greystone Financial Group representing its share of equity earnings in the company. No income or loss was recognized from the Greystone investment in the first quarter of 1996. The Company's share of the Duff & Phelps/Inverness LLC joint venture income decreased $1.5 million in the first quarter of 1997 as compared to the same period in 1996, as a result of the joint venture's recognition of a $1.5 million advisory fee from a significant first quarter 1996 transaction compared to no equity earnings in 1997.

Interest expense decreased $235,000 in the first quarter of 1997 primarily as a result of a decrease in outstanding debt from $26.2 million at March 31, 1996 to $10.0 million March 31, 1997.

The effective tax rate decreased from 47% in 1996 to 41% in 1997 primarily as a result of a change in Connecticut tax law. The change, which was enacted in May of 1996, modified the method of apportioning income for investment advisors and, although retroactive to January 1, 1996, was not reflected in the results of operations of the Company until the second quarter of 1996.

As a result of the effects discussed above, net income for the first three months of 1997 of $3.8 million reflects a decrease of $3.4 million (47%) compared to the $7.1 million for the first three months of 1996.

Liquidity and Capital  Resources
--------------------------------

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

The Company's current capital structure includes 3.2 million shares of Series A Preferred Stock with a stated value of $25.00 per share and 44.0 million shares of common stock. Dividends on the preferred stock would total $4.7 million per annum based on preferred shares outstanding at March 31, 1997. The current dividend rate on common stock is $.06 per share per quarter. If the dividend rate remains constant for 1997, the total dividend on common stock would be approximately $10.6 million based upon shares outstanding at March 31, 1997.

The Company has a bank credit agreement in place providing for a $27.0 million, three year revolving credit facility. The outstanding obligation under the credit agreement at March 31, 1997, was $10.0 million. Interest rates on such borrowings averaged 6.5% for the first quarter of 1997. In the event adequate financing is not available under this agreement, management believes that additional financing can be secured. The credit agreement contains financial and operating covenants including, among other provisions, requirements that the Company maintain certain financial ratios and satisfy certain financial tests, restrictions on the ability to incur indebtedness, and limitations on the amount of the Company's capital expenditures. At March 31, 1997, the Company was in compliance with all covenants contained in the credit agreement. The Company believes that funds from operations and amounts available under the credit agreement will provide adequate liquidity for the foreseeable future.

Management considers the liquidity of the Company to be adequate to meet present and anticipated needs.

PART II.       Other Information
    Item 4.   Submission of Matters to a Vote of Security Holders

  No matters submitted to a vote.


                                    Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Phoenix Duff & Phelps Corporation


May 14, 1997                         /s/ Philip R. McLoughlin
                                     -------------------------------
                                     Philip R. McLoughlin, Chairman and
                                     Chief Executive Officer


May 14, 1997                         /s/ William R. Moyer
                                     ---------------------------------
                                     William R. Moyer, Chief Financial Officer