Form 10-Q
period 1997-06-30
PHOENIX DUFF & PHELPS CORP
filed 1997-08-14
CIK 883237

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ------------


                                    FORM 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                          Commission file number 1-10994

                                  --------------


                  For the quarterly period ended June 30, 1997



                        PHOENIX DUFF & PHELPS CORPORATION









DELAWARE
                                                                 95-4191764
(State of Incorporation)                (I.R.S. EmployerIdentification No.)


56 Prospect St., Hartford, Connecticut 06115-0480        (860) 403-5000
(Address of principal executive offices)        (Registrant's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


On July 31, 1997, the registrant had 44,090,261 shares of $.01 par value common stock outstanding.

               PHOENIX DUFF & PHELPS CORPORATION AND SUBSIDIARIES

                           Quarter Ended June 30, 1997

                                      Index


PART I   -   FINANCIAL INFORMATION:


   Item 1. Consolidated Financial Statements:

           Consolidated Condensed Statements of Financial Condition.    3
              June 30, 1997 and December 31, 1996

           Consolidated Statements of Income .......................    4
              Three Months Ended June 30, 1997 and
              Three Months Ended June 30, 1996

           Consolidated Statements of Income .......................    5
              Six Months Ended June 30, 1997 and
              Six Months Ended June 30, 1996

           Consolidated Condensed Statements of Cash Flows .........    6
              Six Months Ended June 30, 1997 and
              Six Months Ended June 30, 1996

           Notes to the Consolidated Financial Statements...........    7


   Item 2. Management's Discussion and Analysis of:

           Results of Operations and Financial Condition............   10

           Liquidity and Capital Resources..........................   13


PART II   -   OTHER INFORMATION:


   Item 4. Submission of Matters to a Vote of Security Holders......   14

   Item 6. Exhibits and Reports on Form 8-K.........................   15

   Signatures..........................................................16

PART  I.     Financial Information
   Item 1.     Consolidated Financial Statements

               Phoenix Duff & Phelps Corporation and Subsidiaries
            Consolidated Condensed Statements of Financial Condition
                                 (In thousands)
                                                         (Unaudited)
                                                          June 30,  December 31,
                                                             1997   1996
Assets
Current Assets
 Cash and cash equivalents                                 $  40,021   $22,466
 Marketable securities, at market                              4,174    4,070
 Accounts receivable                                          25,495   25,668
 Prepaid expenses and other current assets                     1,890     4,287
                                                           ---------  --------
     Total current assets                                     71,580   56,491

Deferred commissions                                                   17,749
Furniture, equipment and leasehold improvements, net           8,342    8,377
Goodwill and intangible assets, net                          224,243  226,754
Investment in Beutel, Goodman & Company Ltd.                  32,016   31,746
Long-term investments and other assets                        20,008    24,567
                                                           ---------  --------
     Total assets                                          $ 356,189  $365,684
                                                           =========  ========

Liabilities and Stockholders' Equity
Current Liabilities
 Accounts payable and accrued liabilities                  $  10,215  $ 13,306
 Income taxes payable                                          5,988
 Payables to related parties                                   2,647     3,874
 Broker-dealer payable                                         7,417     8,487
 Current portion of long-term debt                                       2,500
                                                           ---------  --------
     Total current liabilities                                26,267    28,167

Deferred taxes, net                                           31,147    33,860
Long-term debt, net of current portion                                  14,000
Lease obligations and other long-term liabilities              6,837     7,884
                                                           ---------  --------
     Total liabilities                                        64,251    83,911
                                                           ---------  --------

Contingent Liabilities

Series A Convertible Exchangeable Preferred Stock             78,822   78,504
                                                           ---------  -------

Stockholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized,
 44,287,831 and 44,037,416 shares issued, 44,087,831 and
 44,037,416 outstanding and 200,000 and zero held in treasury    443       440
Additional paid-in capital                                   188,532   185,415
Retained earnings                                             16,236    12,812
Net unrealized gain on securities available for sale           9,916     4,932
Foreign currency translation                                   (461)     (330)
Treasury stock                                               (1,550)
                                                           ----------  --------
   Total stockholders' equity                                213,116   203,269
                                                           ---------  --------
   Total liabilities and stockholders' equity              $ 356,189  $365,684
                                                           =========  ========



          The accompanying notes are an integral part of these statements.
               Phoenix Duff & Phelps Corporation and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)
                      (In thousands, except per share data)


                                                    Three months ended June 30,
                                                             1997      1996
Revenues
Investment management fees                                 $  26,839  $ 29,691
Mutual funds - ancillary fees                                  5,331    5,322
Financial consulting and investment research fees                        3,044
Other income and fees                                          1,005     1,070
                                                           ---------  --------
    Total revenues                                            33,175   39,127
                                                           ---------  -------

Operating Expenses
Employment expenses                                           15,557   15,911
Other operating expenses                                       8,552    9,989
Depreciation and amortization of
 leasehold improvements                                          606      574
Amortization of goodwill and intangible assets                 2,366    2,422
Amortization of deferred commissions                           1,134    1,192
                                                           ---------  -------
    Total operating expenses                                  28,215   30,088
                                                           ---------  -------

Operating Income                                               4,960    9,039
                                                           ---------  -------

Other Income (Expense) - Net                                     592      710
                                                           ---------  -------

Gain on Sale                                                  6,907

Interest Income (Expense) - Net
Interest expense                                               (209)     (435)
Interest income                                                  330       508
                                                           ---------  --------
    Total interest income (expense) - net                        121       73
                                                           ---------  -------

Income before income taxes                                    12,580     9,822
Provision for income taxes                                     5,253     3,230
                                                           ---------  --------

Net Income                                                     7,327    6,592
Series A preferred stock dividends                             1,189     1,173
                                                           ---------  --------
Income available to common stockholders                    $   6,138  $  5,419
                                                           =========  ========

Weighted average shares outstanding
  Primary                                                     44,364    44,263
  Fully diluted                                               54,342    54,125

Earnings per share
  Primary                                                  $     .14  $   .12
  Fully diluted                                            $     .13  $    .12








          The accompanying notes are an integral part of these statements.

               Phoenix Duff & Phelps Corporation and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)
                      (In thousands, except per share data)


                                                      Six months ended June 30,
                                                             1997     1996
Revenues
Investment management fees                                 $  55,683  $ 60,299
Mutual funds - ancillary fees                                 11,152   10,175
Financial consulting and investment research fees                        7,699
Other income and fees                                          2,226     2,139
                                                           ---------  --------
    Total revenues                                            69,061   80,312
                                                           ---------  -------

Operating Expenses
Employment expenses                                           30,754   32,188
Other operating expenses                                      17,052    20,013
Depreciation and amortization of
 leasehold improvements                                        1,247    1,084
Amortization of goodwill and intangible assets                 4,731     4,830
Amortization of deferred commissions                           2,836     2,624
                                                           ---------  --------
    Total operating expenses                                  56,620    60,739
                                                           ---------  --------

Operating Income                                              12,441    19,573
                                                           ---------  --------

Other Income (Expense) - Net                                   (571)     3,513
                                                           ---------  --------

Gain on Sale                                                   6,907

Interest Income (Expense) - Net
Interest expense                                               (449)     (910)
Interest income                                                  623       981
                                                           ---------  --------
    Total interest income (expense) - net                        174        71
                                                           ---------  --------

Income before income taxes                                    18,951    23,157
Provision for income taxes                                     7,865     9,452
                                                           ---------  --------

Net Income                                                    11,086    13,705
Series A preferred stock dividends                             2,374     2,345
                                                           ---------  --------
Income available to common stockholders                    $   8,712  $11,360
                                                           =========  =======

Weighted average shares outstanding
  Primary                                                     44,479    44,258
  Fully diluted                                               54,369    54,122

Earnings per share
  Primary                                                  $     .20  $    .26
  Fully diluted                                                       $    .25








          The accompanying notes are an integral part of these statements.
               Phoenix Duff & Phelps Corporation and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                      Six months ended June 30,

                                                         1997             1996

Cash flows from operating activities:
Net income                                               $ 11,086      $ 13,705
 Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization of leasehold improvements   1,247         1,084
  Amortization of goodwill and intangible assets            4,731         4,830
  Amortization of deferred commissions                      2,836         2,624
  Equity earnings of unconsolidated affiliates                354
  Payments of deferred commissions                         (4,279)       (6,303)
  Gain on sale of deferred commissions                     (6,907)
  Changes in other operating assets and liabilities        (1,715)       (8,918)
  Unrealized (appreciation) depreciation on mutual
      fund investments                                        (12)           64
                                                          --------       ------
   Net cash provided by operating activities                7,341         7,086
                                                        ---------        ------
Cash flows from investing activities:
Proceeds from the sale of deferred commissions             26,015
Proceeds from long-term investments                        11,246         1,120
Duff & Phelps Capital Markets transaction                                (2,970)
Purchase of partnership interest                           (2,220)
Other investing activities                                    443         (486)
Capital expenditures, net                                  (1,211)      (2,075)
                                                         ---------     --------
 Net cash provided by (used in) investing activities       34,273      ( 4,411)
                                                         ----------  ----------

Cash flows from financing activities:
(Repayment) borrowing of long-term debt, net             (16,500)        1,600
Dividends paid                                            (7,662)       (6,709)
Stock repurchase                                          (1,550)
Proceeds from issuance of stock                            1,653           666
                                                        ----------    ---------
Net cash used in financing activities                    (24,059)      (4,443)
                                                         ---------      -------

Net increase (decrease) in cash and cash equivalents       17,555       (1,768)
Cash and cash equivalents, beginning of period             22,466        16,306
                                                         --------       -------

Cash and cash equivalents, end of period                 $ 40,021       $14,538
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

3. Dividends and Other Capital Transactions

   For the periods ended June 30, 1997 and June 30, 1996, earnings per share were computed using weighted average shares of common stock and common stock equivalents outstanding. Common stock equivalents are based on outstanding stock options under nonqualified stock option plans.

   On August 7, 1997, the Company's Board of Directors approved quarterly dividends of $.06 per common share and $.375 per preferred share, payable September 10, 1997 to stockholders of record on August 29, 1997.

   As of June 30, 1997, the Company, in accordance with the previously announced stock repurchase program, had purchased 200,000 shares of PDP common stock at a total cost of $1.6 million.

4. Investment in Beutel, Goodman & Company Ltd.

   At June 30, 1997, PDP had a 49% interest in the outstanding common stock of Beutel, Goodman & Company Ltd. (BG). BG is a Canadian-based investment counseling firm with approximately $ 9.9 billion in assets under management at June 30, 1997.

   PDP's   consolidated   condensed   statements  of  financial   condition  and
   consolidated income statements contain the following components related to the BG investment:

                                                       June 30,     December 31,
                                                         1997            1996
                                                             (in thousands)
   Statements of Financial Condition:
   Acquisition costs of investment in BG's
     common stock and debentures                         $ 30,045      $30,045
   Equity in BG net income                                  6,232        4,021
   Dividends received                                     (1,383)        (285)
   Amortization of BG acquisition costs over
     proportional net equity in BG's assets               (2,096)      (1,476)
   Deferred tax on translation adjustments                  (321)        (229)
   Currency translation adjustments                         (461)        (330)
                                                         --------      -------

   Total BG investment                                   $ 32,016      $31,746
                                                         --------      -------

                                                         June 30,     June 30,
                                                         1997         1996
                                                             (in thousands)
   Statements of Income:
   Equity in BG net income, net of amortization          $  1,591      $ 1,105
   Interest income - BG debentures                                         298
                                                         --------      -------
                                                         $  1,591      $ 1,403
                                                         ========      =======

   The PDP consolidated condensed statements of financial condition contain currency translation adjustments, related to the investment in BG, as a component of stockholders' equity. These losses, resulting from the translation of foreign currency, are deferred and accumulated in stockholders' equity until the investment in BG is sold or substantially liquidated.

   The following reflects summarized BG financial information for the six months ended June 30,:

                                                             1997     1996
                                                             (in thousands)

   Total revenues                                        $ 15,400    $ 14,000
   Net income                                            $  2,000    $  3,300

5. Other Investments

   In the first quarter of 1997, D&P CBO Partners, L.P. (D&P CBO) and Windy City CBO Partners, L.P. (WCCBO) were liquidated. In accordance with the respective partnership agreements, the remaining assets of the partnerships were sold, obligations were settled and all remaining cash was distributed to the partners. PDP received cash proceeds of zero and $11.2 million from the liquidation of D&P CBO and WCCBO, respectively. As a result of the liquidation of the partnerships, PDP recognized losses of zero and $1.5 million, respectively, from D&P CBO and WCCBO representing its share of partnership losses up to the date of liquidation.

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

7.   Sale of Deferred Commissions

   On June 26, 1997, PDP sold its title and interest in the balance of its deferred commissions to an unrelated third party. PDP recognized a gain of $6.9 million based on cash proceeds of $26.0 million and a book value of $19.1 million at the time of the sale. As part of the transaction, the third party is entitled to receive the distributor fees and contingent deferred sales charges related to the Company's outstanding "B" share mutual funds.

   PDP has a three year commitment, expiring June 26, 2000, from the unrelated third party to purchase all commissions incurred by the Company upon the sale of "B" share mutual funds.




8. Merger Related Activity

   On June 9, 1997, PDP signed an agreement and plan of merger ("Merger Agreement) with Pasadena Capital Corporation ("Pasadena"), the parent company to Roger Engemann & Associates, Inc. The Merger Agreement values Pasadena at $180 million, subject to adjustment based on the rate of annualized revenues at the time of closing, and provides for an additional payment for net tangible assets. The Merger Agreement further provides for an "earn out", based on growth in revenues over the next five years, of up to an additional $66 million. Pasadena, which operates in southern California, manages over $5.5 billion in assets, primarily individual accounts but also including The Pasadena Funds, a family of six equity mutual funds with approximately $877 million in assets under management.

   On June 18, 1997, PDP signed a definitive agreement to acquire a majority interest in GMG/Seneca Capital Management LLC ("GMG/Seneca"), a San Francisco based investment advisor. On July 17, 1997, the acquisition was completed. The preliminary purchase price of $36.2 million was paid in cash and short term notes. Under the terms of the transaction, GMG/Seneca was renamed Seneca Capital Management ("Seneca"). The remaining interests will continue to be held by Seneca senior management. Seneca currently manages over $4 billion in assets, primarily institutional accounts.

   Phoenix Duff & Phelps will finance the acquisitions of Pasadena and GMG/Seneca in part through existing resources and in part through borrowings under a new $200 million bank credit facility for which it has received a commitment. Borrowings under this facility will be unsecured, mature in five years and bear interest at variable rates. The financing is subject to execution of a definitive credit agreement.

9. Recent Accounting Pronouncements

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This statement simplifies the standards for computing earnings per share ("EPS"). Basic EPS will replace primary EPS. Basic EPS will be computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS will be computed similarly to the present fully diluted EPS. Dual presentation of the basic and fully diluted EPS will be required on the face of the income statement. A reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation will also be required. SFAS No. 128 is effective for financial statements issued for periods ending after December 15,1997. Restatement of all prior period EPS data will be required. Had EPS calculations for the Company been computed for the three and six months ended June 30, 1997 using the SFAS No. 128 methodology, basic EPS would have been $.14 and $.20 per share, respectively, and diluted EPS would have been $.13 and $.20 per share, respectively. EPS calculations for the same periods in 1996 using the SFAS No. 128 methodology would not have been materially different from the reported amounts.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Assets Under Management

At June 30, 1997, Phoenix Duff & Phelps had $34.4 billion of assets under management, an increase of $1.4 billion from March 31, 1997, and $300 million from June 30, 1996. Since the revenues of the Company are substantially earned based upon assets under management this information is important to an understanding of the business.
                                     (In Millions)

                          June 30,     March 31,   December 31,  June 30,
                            1997         1997          1996        1996

Open-end Mutual funds     $ 11,969    $  11,227    $  11,532     $11,664
Closed-end Mutual funds      3,015        2,878        2,984       2,949
Institutional               12,367       12,020       12,276      12,860
PHL General Account          7,046        6,845        6,857       6,595
                          --------    ---------    ---------     -------
                          $ 34,397    $  32,970    $  33,649     $34,068
                          ========    =========    =========     =======

Three Months Ended June 30, 1997 Compared with Three Months Ended June 30,
1996

Investment management fees of $26.8 million for the three months ended June 30, 1997 decreased $2.9 million (10%) as compared to $29.7 million for the same period in 1996. Management fees earned from institutional accounts decreased $1.7 million due to the loss of certain institutional accounts. Management fees earned from open-end and institutional mutual funds decreased $871,000 as a result of a net reduction in accounts partially offset by positive performance. Fees earned managing Phoenix Home Life Mutual Insurance Company's (PHL) sponsored variable products decreased $323,000 as a result of a change in the fee structure (which also affected fund accounting fees) offset, in part, by an increase in assets under management. Fees earned managing WRAP accounts increased $176,000 as a result of increased accounts and positive performance.

Mutual funds - ancillary fees were relatively unchanged at $5.3 million for the three months ended June 30, 1997 and 1996. Fund accounting fees increased $761,000 primarily as a result of a change in the fee structures for the retail mutual funds and PHL sponsored variable products. Net distributor fees decreased $66,000 due to a decrease in distributor fees of $490,000, primarily due to the sale of B share deferred commissions and the related distributor fees (which totaled $614,000 for the month of June 1997), offset, in part, by a decrease in trailing commissions expense of $424,000. Underwriter fees decreased $274,000 as a result of the closure of Capital Markets in 1996 and lower mutual funds sales, offset, in part, by underwriter fees received from certain PHL sponsored variable products. Shareholder service agent fees decreased as a result of fewer mutual fund shareholder accounts.

Financial consulting and investment research services were not offered by PDP in 1997 as the operations of Duff & Phelps Capital Markets Co. and the fee-based investment research and securities businesses were divested and closed, respectively, in 1996.

Other income and fees decreased $65,000 (6%) to $1.0 million for the three months ended June 30, 1997 as compared to the same period in 1996, due to reduced contingent deferred sales charges resulting from the sale of the Company's deferred commissions.

Employment expenses of $15.6 million decreased $354,000 (2%) for the three months ended June 30, 1997 as compared to $15.9 million for the same period in 1996. This decrease was due to a $3.5 million reduction in employment expense resulting from the divestiture of Duff & Phelps Capital Markets Co. In addition, in the second quarter of 1997, the Company incurred approximately $350,000 in fees for placement services associated with hiring additional investment professionals. The remaining increase was primarily the result of annual salary adjustments, incentives and increases in the workforce. Other operating expenses decreased $1.4 million (14%) to $8.6 million for the three months ended June 30, 1997 from $10.0 million for the same period in 1996. Operating expenses decreased primarily as a result of the July 1996 divestiture of Duff & Phelps Capital Markets Co. In addition, in the second quarter of 1997, the Company recognized a one-time loss of $638,000 relating to the sublease of certain office space.

Amortization of deferred commissions decreased $58,000 (5%) for the three months ended June 30, 1997 compared to the same period in 1996 as a result of the sale of deferred commissions in June 1997 which eliminated the amortization charge. This decrease was offset, in part, by an increase in both the sales and redemptions of B shares prior to the sale of the deferred commissions which increased amortization. Amortization of goodwill and intangible assets remained relatively unchanged.

Operating income decreased $4.1 million (45%) to $5.0 million for the second quarter of 1997, as compared to the same period in 1996, as a result of the changes discussed above.

Other income (expense) - net of $592,000 for the second quarter of 1997 decreased $118,000 (17%) as compared to $710,000 in the corresponding period in 1996. The Company's share of the equity earnings of its investment in BG of $819,000 increased $535,000 for the three months ended June 30, 1997 as compared to $284,000 for the same period in 1996. PDP's share of equity earnings from WCCBO was $300,000 for the second quarter of 1996 compared to zero in the second quarter of 1997 due to the liquidation of WCCBO in early 1997. In addition, PDP recorded $240,000 in losses in the second quarter of 1997 from its investment in Greystone Financial Group representing its share of equity earnings in the company. No income or loss was recognized from the Greystone investment in the second quarter of 1996.

A gain on sale of the Company's deferred commissions assets of $6.9 million was recognized in the second quarter of 1997. The sale, which was to an unrelated third party, resulted in proceeds of $26.0 million. Additionally, the purchaser will fund future B share commissions and be entitled to distributor fees from the Company's outstanding B share mutual funds as well as any contingent deferred sales charges.

Interest income - net increased $48,000 as a result of a decrease in interest expense, primarily as a result of a decrease in outstanding debt from $25.1 million at June 30, 1996 to zero at June 30, 1997, offset, in part, by a decrease in interest incomeas there was no income in 1997 from the BG debentures which were fully redeemed in December 1996.

The effective tax rate for the second quarter increased from 33% in 1996 to 42% in 1997. The lower rate in 1996 was the result of a change in Connecticut tax law, enacted in May of 1996 and recognized by PDP at that time but retroactive to January 1996, which modified the method of apportioning income for investment advisors.

As a result of the effects discussed above, net income for the second quarter of 1997 of $7.3 million represents an increase of $735,000 (11%) compared to the $6.6 million for the second quarter of 1996.

Six Months Ended June 30, 1997 Compared with Six Months Ended June 30, 1996

Investment management fees of $55.7 million for the six months ended June 30, 1997 decreased $4.6 million (8%) as compared to $60.3 million for the same period in 1996. Management fees from institutional accounts decreased $2.6 million as a result of the loss of certain institutional clients. Fees earned managing the open-end mutual funds decreased $749,000 as a result of lost accounts partially offset by positive performance. Management fees for institutional mutual funds, which were pooled separate accounts for two months of 1996, decreased $529,000 as a result of lost accounts and lower fees earned on institutional mutual funds as compared to pooled separate accounts. Fees earned managing PHL sponsored variable products decreased $580,000 as a result of a change in the fee structure (which also affected fund accounting fees), which decreased investment management fees, offset, in part, by an increase in assets under management. Fees earned from managing WRAP accounts increased $295,000 as a result of increased accounts and positive performance. Fees earned from Windy City, which ceased operations in early 1997, decreased $198,000.

Mutual funds - ancillary fees increased $1.0 million (10%) to $11.2 million for the six months ended June 30, 1997 as compared to $10.2 million for the same period in 1996. Fund accounting fees increased $1.2 million primarily as a result of a change in the fee structures for the retail mutual funds and PHL sponsored variable products. Net distributor fees increased $692,000 from the prior year. Distributor fees decreased $172,000 primarily due to the sale of B share deferred commissions and the related distributor fees (which totaled $614,000 for the month of June 1997) offset, in part, by increased sales of B share mutual funds. The decrease in distributor fees was offset by a decrease of $864,000 in trailing commission expense. Underwriter fees decreased $411,000 (30%) as a result of the closure of Capital Markets in 1996 and decreased sales of mutual funds, offset by underwriter fees received from certain PHL sponsored variable products. Shareholder service agent fees decreased as a result of fewer shareholder accounts.

Financial consulting and investment research services were not offered by PDP in 1997 as the operations of Duff & Phelps Capital Markets Co. and the fee-based investment research and securities businesses were divested and closed, respectively, in 1996.

Other income and fees increased $87,000 (4%) to $2.2 million for the six months ended June 30, 1997 as compared to the same period in 1996, primarily as a result of increased B share redemptions offset by the sale of the Company's deferred commissions and the associated contingent deferred sales charges.

Employment expenses decreased $1.4 million (4%) to $30.8 million for the six months ended June 30, 1997 as compared to $32.2 million for the same period in 1996. Employment expense decreased $7.0 million due to the divestiture of Duff & Phelps Capital Markets Co. This decrease was offset by non-recurring charges resulting from a senior executive exercising certain rights under his employment agreement which resulted in an additional $1.6 million of employment expense being recognized in the first quarter of 1997. In addition, in 1997, the Company incurred approximately $700,000 in fees for placement services associated with hiring additional investment professionals. The remaining increase was primarily the result of annual salary adjustments, incentives and increases in the workforce.

Other operating expenses decreased $3.0 million (15%) to $17.0 million for the six months ended June 30, 1997 from $20.0 million for the same period in 1996. Operating expenses decreased primarily as a result of the July 1996 divestiture of Duff & Phelps Capital Markets Co. In addition, a one-time loss of $638,000 was recognized in the second quarter of 1997 relating to the sublease of certain office space.

Amortization of deferred commissions increased $212,000 (8%) for the six months ended June 30, 1997 compared to the same period in 1996 as a result of an increase in both the sales and redemptions of B shares offset by the Company's sale of its deferred commissions asset in June 1997 which eliminated the amortization charge. Depreciation and amortization of leasehold improvements increased $163,000 (15%) for the six months ended June 30, 1997 compared to the same period in 1996 as a result of increased capital expenditures in late 1996. Amortization of goodwill and intangible assets decreased $100,000 (2%) for the six months ended June 30, 1997 compared to the same period in 1996.

Operating income decreased $7.1 million (36%) to $12.4 million for the first six months of 1997, as compared to the same period in 1996, as a result of the changes discussed above.

Other income (expense) - net of ($571,000) for the first six months of 1997 decreased $4.1 million (116%) as compared to $3.5 million in the same period in 1996. PDP's share of equity earnings from WCCBO was ($1.5) million for the period from January 1, 1997 until operations were terminated in March, a decrease of $2.3 million from the $841,000 earned in the first six months of 1996. The Company's share of the Duff & Phelps/Inverness LLC joint venture income was $1.5 million for the six months ended June 30, 1996 as a result of the joint venture's recognition of an advisory fee from a significant first quarter 1996 transaction compared to no equity earnings in 1997. The Company's share of the equity earnings of its investment in BG of $1.6 million increased $486,000 for the six months ended June 30, 1997 as compared to $1.1 million for the same period in 1996. The Company's share of the equity earnings from its investment in DPIM/Nuveen was $324,000 for the first six months of 1996. On January 1, 1997, the Company purchased the remaining interest in the joint venture and consolidated the operations in 1997. In addition, PDP recorded $480,000 in losses for the six months ended June 30, 1997 from its investment in Greystone Financial Group representing its share of equity earnings in the company with no earnings or losses recorded for the same period in 1996.

A gain on the sale of Company's deferred commissions asset of $6.9 million was recognized in the second quarter of 1997. The sale, which was to an unrelated third party, resulted in proceeds of $26 million. As part of the transaction, the purchaser will fund future B share commissions and be entitled to distributor fees from the Company's outstanding
B share mutual funds as well as any contingent deferred sales charges.

Interest income - net increased $103,000 as a result of a decrease in interest expense, primarily as a result of a decrease in outstanding debt from $25.1 million at June 30, 1996 to zero at June 30, 1997, offset, in part, by a decrease in interest income resulting from there being no income in 1997 from the BG debentures which were redeemed in December 1996.

The effective tax rate increased to 41.5% from 41% in 1996.

As a result of the effects discussed above, net income for the first six months of 1997 of $11.1 million represents a decrease of $2.6 million (19%) compared to the $13.7 million for the first six months of 1996.

Liquidity and Capital  Resources

The Company's business is not considered to be capital intensive. Working capital requirements for the Company have historically been provided by operating cash flow. It is expected that such cash flows will continue to serve as the principal source of working capital for the Company for the near future. As a result of the sale of the deferred commissions on B share mutual funds, the Company will no longer need to fund such commissions for at least three years allowing for additional operating capital.

The Company's current capital structure includes 3.2 million shares of Series A Preferred Stock with a stated value of $25.00 per share and 44.1 million shares of common stock. Dividends on the preferred stock would total $4.8 million per annum based on preferred shares outstanding at June 30, 1997. The current dividend rate on common stock is $.06 per share per quarter. If the dividend rate remains constant for 1997, the total dividend on common stock would be approximately $10.6 million based upon shares outstanding at June 30, 1997.

The Company has a bank credit agreement in place providing for a $20 million three year revolving credit facility. The outstanding obligation under the credit agreement at June 30, 1997 was zero. Interest rates on such borrowings averaged 6.35% for the second quarter of 1997. The credit agreement contains financial and operating covenants including, among other provisions, requirements that the Company maintain certain financial ratios and satisfy certain financial tests, restrictions on the ability to incur indebtedness, and limitations on the amount of the Company's capital expenditures. At June 30, 1997, the Company was in compliance with all covenants contained in the credit agreement. The Company believes that funds from operations and amounts available under the credit agreement will provide adequate liquidity for the foreseeable future.

Management considers the liquidity of the Company to be adequate to meet present and anticipated needs.

It is expected that Phoenix Duff & Phelps will finance the acquisitions of Pasadena and GMG/Seneca in part through existing resources and in part through borrowings under a new $200 million bank credit facility for which it has received a commitment. Borrowings under this facility will be unsecured, will mature in five years and will bear interest at a variable rate. The Company's majority shareholder, Phoenix Home Life Mutual Insurance Company, will guarantee the obligation. The financing is subject to execution of a definitive credit agreement.

PART II.       Other Information
    Item 4.   Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of Stockholders of the registrant was held May 13, 1997 for the election of directors and approval of amendments to the registrant's 1992 Long-term Stock Incentive Plan to increase the number of shares of the registrant's common stock available for awards thereunder from 6.4 million to 9.7 million shares.

     (b) The following persons were re-elected Directors of the registrant and each continued to hold office after the meeting.

           John T. Anderson               Philip R. McLoughlin
           Richard H. Booth               James M. Oates
           Glen D. Churchill                     Calvin J. Pedersen
           Robert W. Fiondella                         David R. Pepin
           Michael E. Haylon                     Donna F. Tuttle
           Marilyn E. LaMarche                         Ferdinand Verdonck
           Edward P. Lyons                David A. Williams


     (c) Two matters were voted upon:

         The results of the election of directors are as follows:

         Candidate:            For:      Against/Withheld Abstain/Nonvote:

                 John T.                    659,888             0
Anderson                   41,735,974
                 Richard                    659,888             0
H. Booth                   41,735,974
                 Glen D.                    659,888             0
Churchill                  41,735,974
                 Robert                     659,888             0
W. Fiondella               41,735,974
                 Michael                    659,888             0
E. Haylon                  41,735,974
                 Marilyn                    659,888             0
E. LaMarche                41,735,974
                 Edward                     659,888             0
P. Lyons                   41,735,974
                 Philip                     659,888             0
R. McLoughlin              41,735,974
                 James                      659,888             0
M. Oates                   41,735,974
                 Calvin                     661,775             0
J. Pedersen                41,734,087
                 David                      659,888             0
R. Pepin                   41,735,974
                 Donna                      659,888             0
F. Tuttle                  41,735,974
                                            659,888             0
Ferdinand Verdonck         41,735,974
                 David                      659,888             0
A. Williams                41,735,974


          The results of the proposal to increase the number of shares of the registrant's common stock available for awards under its 1992 Long-term Stock Incentive Plan from 6.4 million to 9.7 million shares are as follows:

            For:              34,561,432
            Against:            4,792,317
            Abstain:            3,042,113

          On the basis of the vote, the increase was approved.

item 6. Exhibits and Reports on Form 8-K

(a)     The following documents are filed as part of these reports:

1.      Exhibits

        10(nn) Second Amended and Restated Operating Agreement between Seneca Capital Management LLC and the Registrant.

        10(oo)       Form of Put/Call Agreement

(b)     Reports on Form 8-K

        A Current Report on Form 8-K was filed on July 1, 1997 describing the agreements to acquire Pasadena Capital Corporation and a majority interest in GMG/Seneca Capital Management LLC.




                                    Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Phoenix Duff & Phelps Corporation




August 13, 1997                      /s/ Philip R.
McLoughlin
                       Philip R. McLoughlin, Chairman and
                                     Chief Executive Officer


August 13, 1997                      /s/ William R.
Moyer
                    William R. Moyer, Chief Financial Officer

10(nn)



                                  EXHIBIT C-1




                         SENECA CAPITAL MANAGEMENT LLC
                    a California limited liability company


                          SECOND AMENDED AND RESTATED
                              OPERATING AGREEMENT







                             Dated  July 17, 1997

                                     (iii)




                                      (i)

                               TABLE OF CONTENTS


                                                                          Page

ARTICLE I - DEFINED TERMS....................................................2

ARTICLE II - ORGANIZATION AND POWERS........................................12
      2.01  Organization....................................................12
      2.02  Purposes and Powers.............................................12
      2.03  Principal Place of Business.....................................13
      2.04  Qualification in Other Jurisdictions............................14

ARTICLE III - SHARES; MEMBERS...............................................14
      3.01  Shares..........................................................14
      3.02  Issuance of Shares; Admission of Members........................15
      3.03  Representations of Members......................................16
      3.04  Limitation of Liability of Members..............................16
      3.05  Records; Rights to Information; Reports.........................17
      3.06  Waiver of Dissenters' Rights....................................18

ARTICLE IV - MANAGEMENT; OFFICERS...........................................18
      4.01  Management under Authority of the Members.......................18
      4.02  Power of the Members; Voting....................................18
      4.03  Special Membership Approval.....................................19
      4.04  Membership Approval.............................................20
      4.05  Meetings of Members.............................................21
      4.06  Action Without a Meeting........................................21
      4.07  Delegation of Authority to Officers.............................21
      4.08  Coordination of the Officers and PDP............................23
      4.09  Removal of Seneca as President; Name of the Company.............23
      4.10  Salaries of Officers............................................24
      4.11  Management Bonus Pool...........................................24
      4.12  Equity Bonus Payments...........................................25
      4.13  Acceleration of Vesting of Class A Shares.......................27
      4.14  Key Person Insurance............................................28
      4.15  Reliance by Third Parties.......................................29
      4.16  No Employment...................................................29

ARTICLE V - INDEMNIFICATION.................................................29
      5.01  Right to Indemnification........................................29
      5.02  Notice; Defense of Claims.......................................29
      5.03  Award of Indemnification........................................30
      5.04  Successful Defense..............................................31
      5.05  Advance Payments................................................31
      5.06  Insurance.......................................................31
      5.07  Employee Benefit Plan...........................................31
      5.08  Heirs and Personal Representatives..............................31
      5.09  Non-Exclusivity.................................................31
      5.10  Amendment.......................................................32
      5.11  Acknowledgment of Indemnification Assumption....................32

ARTICLE VI - CONFLICTS OF INTEREST..........................................32
      6.01  Transactions with Interested Persons............................32
      6.02  Conflicts.......................................................32

ARTICLE VII - CAPITAL CONTRIBUTIONS;  ACCOUNTS ANDALLOCATIONS;  DISTRIBUTIONS;
TAX MATTERS.................................................................33
      7.01  Capital Contributions...........................................33
      7.02  General Capital Accounts........................................33
      7.03  Equity Bonus Accounts...........................................35
      7.04  General Allocations.............................................36
      7.05  Tax Allocations.................................................38
      7.06  Distributions...................................................38
      7.07  Distributions Upon Dissolution; Establishment of Reserve
            Upon Dissolution................................................39
      7.08  Tax Withholding.................................................39
      7.09  No Deficit Restoration by Members...............................39
      7.10  Tax Matters Partner.............................................40
      7.11  Aggregate Payments..............................................40
      7.12  Special Allocations.............................................41
      7.13  Curative Allocations............................................43
      7.14  Loss Limitation.................................................43

ARTICLE VIII - TRANSFER OF SHARES BY MEMBERS................................44
      8.01  Restrictions on Transfers.......................................44
      8.02  Substitute Members..............................................45
      8.03  Allocation of Distributions Between Assignor and Assignee.......45
      8.04  Additional Requirements.........................................45

ARTICLE IX - WITHDRAWAL AND TERMINATION.....................................46
      9.01  Withdrawal.  ...................................................46
      9.02  Termination of Employment.......................................46

      9.03  Repurchase of Shares............................................47
      9.04  Acknowledgment  of  Limitations  on Withdrawal  and  Forfeiture of
Shares      49

ARTICLE X - DISSOLUTION AND LIQUIDATION.....................................49
      10.01 No Dissolution..................................................49
      10.02 Events Causing Dissolution......................................49
      10.03 Notice of Dissolution...........................................50
      10.04 Liquidation.....................................................50
      10.05 Certificate of Cancellation.....................................50

ARTICLE XI - GENERAL PROVISIONS.............................................50
      11.01 Offset..........................................................50
      11.02 Notices.........................................................50
      11.03 Entire Agreement................................................51
      11.04 Limitation of Litigation; Consent to Jurisdiction...............51
      11.05 Amendment or Modification.......................................51
      11.06 Binding Effect..................................................52
      11.07 Governing Law; Severability.....................................52
      11.08 Further Assurances..............................................52
      11.09 Waiver of Certain Rights........................................52
      11.10 Failure to Pursue Remedies......................................52
      11.11 Cumulative Remedies.............................................52
      11.12 Notice to Members of Provisions of this Agreement...............52
      11.13 Interpretation..................................................52
      11.14 Counterparts....................................................53

SCHEDULE A - SHARE SCHEDULE.................................................56

SCHEDULE B - OTHER OFFICERS.................................................59

                                                                          Page






                         SENECA CAPITAL MANAGEMENT LLC

                Second Amended and Restated Operating Agreement


      This Second Amended and Restated Operating Agreement is made as of July 17, 1997 (the "Effective Date") by and among Seneca Capital Management LLC (formerly known as GMG/Seneca Capital Management LLC) (the "Company"), the Phoenix Members, the Management Members and those Persons who become Members of the Company in accordance with the provisions hereof.

      WHEREAS, Seneca and Stapleton have heretofore formed a limited liability company under the Beverly-Killea Limited Liability Company Act, California Corporation Code Section 17000, et seq. (as amended from time to time, the "Act"), by filing Articles of Organization of the Company with the office of the Secretary of State of the State of California on December 29, 1995;

      WHEREAS, Seneca and Stapleton have heretofore entered into a written Operating Agreement, dated as of March 5, 1996, which agreement was amended and restated in connection with the admission of certain additional Persons as members of the Company pursuant to the Amended and Restated Operating Agreement of GMG/Seneca Capital Management LLC by and among Seneca, Stapleton and the other Persons set forth as a party thereto (collectively, the "Founding Members"), effective as of July 1, 1996 (the "Original Agreement");

      WHEREAS, the Phoenix Members have agreed to acquire, and the Founding Members have agreed to sell, a majority of the outstanding membership interests of the Company held by such Founding Members;

      WHEREAS, effective upon such purchase by Phoenix of membership interests in the Company, certain of the Founding Members shall withdraw as Members and Seneca shall withdraw as Manager (as defined in the Original Agreement) of the Company, and the Phoenix Members and the Management Members shall remain and continue or be added as Members of the Company, to which continuation and addition such Manager has heretofore consented; and

      WHEREAS, the Phoenix Members and the Management Members desire to continue the Company without dissolution thereof as a limited liability company managed by the Members in accordance with the Act and to amend and restate the Original Agreement in its entirety in order to set out fully their respective rights, obligations and duties regarding the Company and its assets and liabilities.

      NOW, THEREFORE, in consideration of the agreements and obligations set forth herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Members and the Company hereby agree as follows:

                                       DEFINED TERMSD TERMS


             Unless the context  otherwise  requires,  the terms defined in this
Article I shall, for the purposes of this Agreement, have the meanings herein specified (each such meaning to be equally applicable to both the singular and plural forms of the respective terms so defined).

             "Act" shall have the meaning set forth in the preamble hereof.

             "Additional Purchase Price Paid" shall mean the Additional Purchase Price (as defined in Section 2.3(a) of the Purchase Agreement), if any, when and to the extent paid by PDP, in the amount calculated pursuant to clause (i) of its definition, without regard to the interest payments in clause (ii) thereof.

             "ADV Disclosure Event" shall mean any event directly involving Seneca as a result of which the Company is required to give an affirmative response to any matter listed under Item 11 of the Company's Form ADV in effect from time to time (including any successor item or form thereto).

             "Affiliate" shall mean, with respect to a specified Person, (i) with respect to an individual, the spouse, sibling or linear descendant of a Person and (ii) with respect to any Person other than an individual, any Person that directly or indirectly controls, is controlled by or is under common control with, the specified Person. As used in this definition, the term "control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through ownership of voting securities, by contract or otherwise.

             "Agreement" shall mean this Second Amended and Restated Operating Agreement, as amended, modified, supplemented or restated from time to time.

             "Articles of Organization" shall mean the Articles of Organization and any and all amendments thereto and restatements thereof filed on behalf of the Company with the Secretary of State of the State of California pursuant to the Act.

             "Bankruptcy" shall mean, with respect to a Person, that either (i) an involuntary petition under any bankruptcy or insolvency or other debtor relief law or under the reorganization provisions of any such law has been filed with respect to such Person or a receiver of or for the property of such Person has been appointed without the acquiescence of such Person, which petition or appointment remains undischarged or unstayed for an aggregate period of thirty
(30) days (whether or not consecutive) or (ii) a voluntary petition under any bankruptcy or insolvency or other debtor relief law or under the reorganization provisions of any such law has been filed by such Person, a voluntary assignment of such Person's property for the benefit of creditors has been made, a written admission by such Person of its inability to pay its debts as they mature has been made, a receiver of or for the property of such Person has been appointed with the acquiescence of such Person or such Person has done any similar act of like import.

             "Book Event" shall mean any of the following events: (i) any Transfer of Shares, (ii) any reissuance or issuance of Class A Shares, (iii) any cancellation of any Shares, (iv) any forfeiture of Shares pursuant to Section
9.02 hereof, (v) any repurchase of Shares pursuant to Section 9.03 hereof, (vi) any admission of a New Member to the Company, (vii) any withdrawal of a Member from the Company, (viii) any Extraordinary Event or (ix) the last day of any Fiscal Year of the Company.

             "Capital Contribution" shall mean, as to each Member of the Company, the aggregate amount of cash and the net Fair Market Value of any property contributed to the capital of the Company pursuant to Section 7.01 hereof by such Member (or any previous holder of the General Capital Account of such Member).

             "Capital Expenditure" means a payment for the purpose of acquiring, constructing or maintaining fixed assets, real property or equipment that, in accordance with generally accepted accounting principles, would be added to the fixed asset account of the Company.

             "Cause" shall, with respect to the termination of any Management Member as an employee of the Company, have the meaning ascribed thereto in such Management Member's employment agreement with the Company effective as of the Effective Date, and any amendments thereto, or similar agreement with any additional Management Member or, in the event that such Management Member does not have an employment agreement with the Company, "Cause" shall mean, with respect to the termination of any Management Member as an employee of the
Company:

            ...... (i)  the  Management  Member has been  convicted by a court of competent jurisdiction of, or has pleaded guilty or nolo contendere to, any felony or misdemeanor involving an investment or investment-related business;

            ...... (ii) the Management  Member has committed any act of fraud,
embezzlement,  bribery,  forgery,  counterfeiting,   extortion  or  breach  of
fiduciary duty against the Company or any Affiliate;

            ...... (iii) the Securities and Exchange Commission or other federal or state regulatory agency or the National Association of Securities Dealers, Inc. has entered an order denying, suspending or revoking the Management
Member's registration or license, prevented the Management Member from associating with an investment-related business or otherwise disciplined the Management Member by restricting her or his activities; or

            ...... (iv) the Management Member has failed to comply substantially with written  instructions  from the President or the Company in accordance with
Section 4.07(b) of this Agreement, which instructions are under the Management Member's individual control and shall reference the possibility of termination for "Cause."

             "Change in Control of the Phoenix Members" shall mean (i) any transaction involving the Transfer of assets or interests of a Phoenix Member that would result in an "assignment" within the meaning of the Investment Company Act or the Investment Advisers Act of any agreement pursuant to which the Company provides Investment Management Services or (ii) any tender or exchange offer, merger, reorganization, consolidation or other business combination, sale of assets or contested election, or any combination of the foregoing transactions involving any Phoenix Member in connection with which the persons who were directors of such Phoenix Member before such transaction cease to constitute a majority of the Board of Directors of such Phoenix Member (or successor entity).

             "Class A Shares" shall mean, as of any date, the Class A Shares (or fraction thereof) authorized by the Company pursuant hereto, entitling the holders thereof to the relative rights, title and interests in the capital, profits, losses, deductions and credits of the Company at any particular time as are set forth in this Agreement, and any and all other benefits to which a holder thereof may be entitled as provided in this Agreement, together with the obligations of such a holder to comply with all the terms and provisions of this Agreement. The number of Class A Shares (or fractions thereof) held by each Member is set forth on the Share Schedule, as amended from time to time in accordance with the terms hereof and as in effect on such date. The Class A Shares issued to and held by the Management Members as of the Effective Date represent certain of the membership interests in the Company held by the Management Members immediately prior to the adoption of this Agreement, which membership interests were heretofore referred to pursuant to the Original Agreement as either Class A-E Member Interests, Class A-P Member Interests or Class B Member Interests.

             "Class B Shares" shall mean, as of any date, the Class B Shares (or fraction thereof) authorized by the Company pursuant hereto, entitling the holders thereof to the relative rights, title and interests in the capital, profits, losses, deductions and credits of the Company at any particular time as are set forth in this Agreement, and any and all other benefits to which a holder thereof may be entitled as provided in this Agreement, together with the obligations of such a holder to comply with all the terms and provisions of this Agreement. The number of Class B Shares (or fractions thereof) held by each Member is set forth on the Share Schedule, as amended from time to time in accordance with the terms hereof and as in effect on such date. The Class B Shares issued to and held by the Phoenix Members as of the Effective Date represent all of the membership interests in the Company purchased by such Members from certain of the Founding Members as of the Effective Date, which membership interests were heretofore referred to pursuant to the Original Agreement as either Class A-E Member Interests, Class A-P Member Interests or Class B Member Interests.

             "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time, or any corresponding federal tax statute enacted after the date of this Agreement. A reference to a specific section of the Code refers not only to such specific section but also to any corresponding provision of any federal tax statute enacted after the date of this Agreement, as such specific section or corresponding provision is in effect on the date of application of the provisions of this Agreement containing such reference.

             "Company" shall have the meaning set forth in the preamble hereof.

             "Disability" shall, with respect to any Management Member, have the meaning ascribed thereto in such Management Member's employment agreement with the Company effective as of the Effective Date, and any amendments thereto, or similar agreement with any additional Management Member or, in the event that such Management Member does not have an employment agreement with the Company, "Disability" shall mean the inability of Management Member by reason of sickness or accident, substantially to perform all of the material duties and responsibilities of Management Member's employment, which inability continues without interruption for at least six (6) months, or which inability continues for an aggregate period of nine (9) months in any eighteen (18) consecutive months.

             "Distributable Cash" shall have the meaning set forth in Section 7.06(a) hereof.

             "Effective Date" shall have the meaning set forth in the preamble hereof.

             "Equity Bonus  Account" shall have the meaning set forth in Section
7.03 hereof.

             "Equity Bonus Payment" shall mean, with respect to any Member as of any date, the amount equal to the product of (i) the number of Outstanding Equity Bonus Shares held by such Member as of such date and (ii) the quotient obtained by dividing (A) the Total Equity Bonus Payments as of such date by (B) the aggregate number of Outstanding Equity Bonus Shares held by all Members of the Company as of such date.

             "Equity Bonus Percentage" shall mean, as of any date, an amount equal to the product of (A) seventeen and thirty five one-hundredths percent (17.35%), multiplied by (B) a fraction, the numerator of which is the number of Outstanding Equity Bonus Shares as of such date and the denominator of which is the number of Outstanding Equity Bonus Shares as of the Effective Date.

             "Equity Bonus Shares" shall mean, as of any date, the Equity Bonus Shares (or fraction thereof) authorized by the Company pursuant hereto, issued to those Persons entitled to Equity Bonus Payments (as adjusted from time to time), which Shares are subject to forfeiture in accordance with the terms hereof. The number of Equity Bonus Shares (or fractions thereof) held by each Member is set forth on the Share Schedule, as amended from time to time in accordance with the terms hereof and as in effect on such date.

             "Exercise of the Put/Call" shall mean any exercise by PDP of any call option or any exercise by any Management Member of any put option under and in accordance with such Management Member's Put/Call Agreement.

             "Extraordinary Event" shall mean (i) any sale, exchange or other disposition of all or substantially all of the assets and business of the Company to any third party or parties; (ii) the merger or consolidation of the Company with any other entity or the Transfer of equity interests in the Company to any third party or parties, where in either case (x) there is a change in the President of the Company or of the successor in interest to the Company or (y) those successor equity owners who own in excess of 50% of the Outstanding Class A Shares and Class B Shares of the Company (on a combined basis) immediately after such event did not own in excess of 50% of the Outstanding Class A Shares and Class B Shares of the Company (on a combined basis) immediately prior thereto; or (iii) the complete or partial liquidation of the Company or the filing of a Certificate of Dissolution of the Company with the Secretary of State of the State of California.

             "Fair Market Value" shall mean the fair market value as reasonably determined by Special Membership Approval.

             "Fiscal Year" shall mean, unless otherwise changed in accordance with the terms hereof, (i) any twelve (12) month period commencing on January 1 and ending on December 31 or (ii) any portion of the period described in clause
(i) of this sentence for which the Company is required to allocate profits, losses and other items of Company income, gain, loss or deduction pursuant to Sections 7.04, 7.05, 7.12, 7.13 or 7.14 hereof.

             "Founding Members" shall have the meaning set forth in the preamble hereof.

             "General  Capital  Account"  shall  have the  meaning  set forth in
Section 7.02 hereof.

             "Good Reason" shall, with respect to the termination of any Management Member as an employee of the Company, have the meaning ascribed thereto in such Management Member's employment agreement with the Company effective as of the Effective Date, and any amendments thereto, or similar agreement with any additional Management Member or, in the event such Management Member does not have an employment agreement with the Company, "Good Reason" shall mean, with respect to the termination of any Management Member as an employee of the Company:

            ......  (i)  PDP  has  committed  a  material  breach  of any of the covenants, terms or provisions of such Member's Put/Call Agreement, which breach has not been remedied within thirty (30) days after delivery to PDP by the Management Member of written notice of the facts constituting the breach, which notice shall reference the possibility of termination for "Good Reason";

            ......  (ii) a reduction in the Management  Member's fixed salary or any failure to pay the Management Member any compensation or benefits (including, without limitation, Equity Bonus Payments and the Management Bonus
Pool) to which she or he is entitled within thirty (30) days of the due date;

            ...... (iii)      the Company's  requiring the  Management  Member
to be based at any place other than the area within a one hundred mile radius of San Francisco, CA, except for reasonably required travel for the Company's business;

            ...... (iv) the failure by the Company to continue the  Management
Member's participation in any material compensation or employee benefit plans established by the Company from time to time.

             "Indemnified Parties" shall mean the Members and each Person serving as an Officer or employee or Liquidating Trustee of the Company (including Persons who serve at the Company's request as directors, managers, members, partners, officers, employees, agents or trustees of another organization in which the Company has any interest as a shareholder, member, creditor or otherwise) and their respective successors and assigns, and such Affiliates of any of the foregoing and such agents of the Company who may, from time to time, be determined to be included as Indemnified Parties by Membership Approval.

             "Initial Enterprise Value" shall mean as of the date of calculation, (a) the sum of (i) Thirty Six Million Nine Hundred Forty Six Thousand Dollars ($36,946,000.00) and (ii) any Additional Purchase Price Paid, divided by (b) the Phoenix Percentage.

             "Investment Advisers Act" shall mean the Investment Advisers Act of 1940, as amended from time to time, together with any successor statute, and the rules and regulations promulgated thereunder.

             "Investment Company Act" shall mean the Investment Company Act of 1940, as amended from time to time, together with any successor statute, and the rules and regulations promulgated thereunder.

             "Investment Management Fees" shall mean investment management fees of the Company, the Partnership and any successor entity or entities, calculated pursuant to the accrual method of accounting, including but not limited to standard performance fees and any subadvisory fees, but excluding any incentive fees received from GMG/Little Partners, L.P., GMG/Little (Bermuda) Partners, L.P. and South Ferry Building Company, L.P.

             "Investment Management Services" shall mean any services which involve (i) the management for compensation of an investment account or fund (or portions thereof or a group of investment accounts or funds); (ii) the giving of advice for compensation, with respect to the investment and/or reinvestment of assets or funds (or any group of assets or funds); and (iii) any business related to, or useful in connection with, the foregoing.

             "Issuance Items" shall have the meaning set forth in Section 7.12(g) hereof.

             "Liability" means any liability, direct or indirect, actual or contingent, with respect to any indebtedness for borrowed money, or any mortgage, deed of trust or pledge or other security device securing any such liability or the refunding, refinancing, increasing, modification of the principal amount, maturity or interest rate of any of the foregoing.

             "Liquidating  Trustee"  shall  have  the  meaning  set  forth  in
Section 10.03 hereof.

             "Little" shall mean Richard D. Little.

             "LLC Minimum Gain" shall have the meaning set forth in Section 7.12(a) hereof.

             "Losses" shall mean all liabilities, judgments, obligations, losses, damages, taxes and interest and penalties thereon (other than taxes based on fees, compensation or commissions received by an Indemnified Party in connection with the administration of the Company or the Company's property), claims, actions, suits or other proceedings (whether civil or criminal, pending or threatened, before any court or administrative or legislative body, in which an Indemnified Party may be or may have been involved as a party or otherwise or with which he or she may be or may have been threatened, while in office or thereafter) and, as the same are accrued, all costs, expenses and disbursements (including, without limitation, reasonable legal and accounting fees and expenses) of any kind and nature whatsoever incurred in connection with the foregoing.

             "Management Bonus Pool" shall have the meaning set forth in Section
4.11 hereof.

             "Management Fee Measurement Amount" shall mean, for the twelve (12) month period ending on the last day of calendar month immediately preceding the date as of which such measurement is made (or if such measurement is made as of the last business day of a month, then such period ending on the last day of the calendar month in which such measurement date occurs), the aggregate amount of all Investment Management Fees for such twelve (12) month period.

             "Management Members" shall mean those Persons holding Class A Shares and Equity Bonus Shares of the Company listed as such on the Share Schedule, as such Schedule may be amended from time to time upon the admission as Members of the Company of (i) employees of the Company to whom Shares of the Company, or rights thereto, have been issued and (ii) subsequent Transferees of Class A Shares and Equity Bonus Shares in accordance with the terms hereof; provided, however, such employees or Transferees are not Phoenix Members or Affiliates of any Phoenix Member.

             "Management Percentage" shall mean twenty five and one-tenth percent (25.1%).

             "Member" shall mean each of the Management Members, the Phoenix Members and any New Member, and includes any Person admitted pursuant to the provisions of this Agreement when acting in his, her or its capacity as a member of the Company, and "Members" shall mean two (2) or more of such Persons when acting in their capacities as members of the Company.

             "Member  Nonrecourse  Debt"  shall  have the  meaning  set forth in
Section 7.12(f) hereof.

             "Member Nonrecourse Debt Minimum Gain" shall have the meaning set forth in Section 7.12(b) hereof.

             "Membership Approval" shall mean the approval, by vote or written consent, of Members holding a majority of the Outstanding Class A Shares and Class B Shares (on a combined basis) held by such Members. Membership Approval may be effected by vote at a meeting or telephonic conference in accordance with
Section  4.05  hereof or by written  consent of the Members in  accordance  with
Section 4.06 hereof.

             "Net Income" and "Net Loss" shall mean, for each Fiscal Year, an amount equal to the Company's taxable income or loss for such Fiscal Year, determined in accordance with Section 703(a) of the Code. For this purpose, all items of income, gain, loss or deduction (other than items of income, gain, loss or deduction includible in Net Property Gain or Net Property Loss or any deduction attributable to any Equity Bonus Payment allocated pursuant to Section 7.04(c) hereof) required to be stated separately pursuant to Section 703(a)(1) of the Code shall be included in taxable income or loss, as adjusted for book purposes in accordance with the principles of Treasury Regulations Section 1.704-1(b)(2)(iv). Notwithstanding the foregoing, any items that are specially allocated pursuant to Section 7.12(c) hereof shall not be taken into account in computing Net Income or Net Loss.

             "Net Property Gain" and "Net Property Loss" shall mean, for each Fiscal Year, an amount equal to the Company's taxable gain or loss for such Fiscal Year attributable to an Extraordinary Event, determined in accordance with Section 703(a) of the Code. For this purpose, all items of income, gain, loss or deduction attributable to an Extraordinary Event (other than any deduction attributable to any Equity Bonus Payment allocated pursuant to Section 7.04(c) hereof) required to be separately stated pursuant to Section 703(a)(1) of the Code shall be included in taxable gain or loss, as adjusted for book purposes in accordance with the principles of Treasury Regulations Section 1.704-1(b)(2)(iv). Notwithstanding the foregoing, any items that are specially allocated pursuant to Section 7.12(c) hereof shall not be taken into account in computing Net Property Gain or Net Property Loss.

             "New Member" shall mean any Person admitted as a Member of the Company and named as such in the record books of the Company, who is not a Member as of the Effective Date.

             "Nonrecourse  Deductions"  shall  have the  meaning  set forth in
Section 7.12(e) hereof.

             "Officers"  shall  have the  meaning  set forth in  Section  4.07 hereof.

             "Operating Expenses" means, for any period, the operating expenses of the Company, determined on an accrual basis in accordance with generally accepted accounting principles, consistently applied; provided, however, Operating Expenses shall not include (i) corporate office allocation expense of PDP, (ii) amortization expense (amortization of intangible assets only) of PDP or (iii) any severance payments made by the Company to a Management Member pursuant to such Management Member's employment agreement with the Company, other than payments of compensation accrued to the date of termination of such Management Member's employment.

             "Original Agreement" shall have the meaning set forth in the preamble hereof.

             "Outstanding" shall mean those Shares (or fraction thereof) that are issued to a Member, whether or not vested.

             "Partnership" shall mean GMG/Seneca Capital Management L.P.

             "PDP" shall mean Phoenix Duff & Phelps Corporation, a Delaware corporation.

             "Person"  shall  mean  an  individual,  corporation,   association,
partnership (general or limited), joint venture, trust, unincorporated organization, limited liability company, any other entity or organization of any kind or a government or any department, agency, authority, instrumentality or political subdivision thereof.

             "Phoenix Members" shall mean those Persons holding Class B Shares of the Company listed as such on the Share Schedule, as such Schedule may be amended from time to time upon the admission as Members of the Company of subsequent Transferees of Class B Shares in accordance with the terms hereof ; provided, however, such Transferees are not Management Members or Affiliates of any Management Member.

             "Phoenix Percentage" shall mean seventy four and nine-tenths percent (74.9%).

             "President"  shall have the  meaning  set forth in  Section  4.07 hereof.

             "Purchase Agreement" shall mean the Purchase Agreement, dated as of June 18, 1997 by and among PDP and the Persons set forth as signatories thereto.

             "Put/Call Agreements" shall mean the Put/Call Agreements, each dated as of the Effective Date, by and between PDP and each of the Management Members and the Put/Call Agreements entered into by PDP from time to time with New Members of the Company to whom Class A Shares are Transferred by a Management Member or reissued or issued by the Company, all in accordance with this Agreement.

             "Regulatory  Allocations"  shall  have the  meaning  set forth in
Section 7.13 hereof.

             "Remaining  Net Property  Gain" shall have the meaning set forth in
Section 7.04(b) hereof.

             "Repurchase"  shall have the  meaning  set forth in Section  9.03 hereof.

             "Repurchase  Closing  Date"  shall  have the  meaning  set forth in
Section 9.03(a) hereof.

             "Repurchase Price" shall have the meaning set forth in Section 9.03(b) hereof.

             "Repurchased  Interest"  shall  have  the  meaning  set  forth in
Section 9.03 hereof.

             "Repurchased  Member" shall have the meaning set forth in Section
9.03 hereof.

             "Restated Profits" means, for any period, an amount equal to the difference between (A) the gross revenues of the Company determined on an accrual basis in accordance with generally accepted accounting principles consistently applied, but specifically not including (i) any revenues from any Extraordinary Event, (ii) any revenues of the Company from Capital Contributions or the issuance of securities, (iii) any payments received pursuant to any insurance policies (other than business interruption payments or reimbursements of amounts previously charged against revenues) or (iv) any revenues that ultimately inure to the benefit of a third party, and (B) Operating Expenses of the Company; provided, however, that Restated Profits shall not be reduced by any Equity Bonus Payments payable pursuant to this Agreement.

             "SEC" shall mean the Securities and Exchange Commission.

             "Retirement  Plans"  shall have the  meaning set forth in Section
4.11 hereof.

             "Securities Act" shall mean the Securities Act of 1933, as amended from time to time, and successor thereto, together with the rules and regulations promulgated thereunder from time to time.

             "Seneca" shall mean Gail P. Seneca.

             "Shares" shall have the meaning set forth in Section 3.01 hereof, and shall include all Class A Shares, all Class B Shares, all Equity Bonus Shares and all Shares of any other class issued from time to time by the Company representing membership interests in the Company.

             "Share  Schedule"  shall  have the  meaning  set forth in Section
3.01 hereof.

             "Special Membership Approval" shall mean the approval, by vote or written consent, of (A) Members holding a majority of the Outstanding Class A Shares and Class B Shares (on a combined basis) held by such Members, and (B) Seneca if she is then President of the Company (or, if she is not, the Management Members holding a majority of the Outstanding Class A Shares held by the Management Members). Special Membership Approval may be effected by vote at a meeting or telephonic conference in accordance with Section 4.05 hereof or by written consent of the Members in accordance with Section 4.06 hereof.

             "Stapleton" shall mean Philip C. Stapleton, a Founding Member who has ceased to be a Member of the Company as of the Effective Date.

             "Tax Matters  Partner"  shall have the meaning set forth in Section
7.10 hereof.

             "Total Equity Bonus Payments" shall mean, as of any date, an amount equal to the product of (A) the Equity Bonus Percentage and (B) the lesser of
(i) the Initial Enterprise Value and (ii) the product of 3.5 and the applicable Management Fee Measurement Amount.

             "Transfer" shall mean any sale, assignment, transfer, exchange, charge, pledge, gift, hypothecation, conveyance or encumbrance (such meaning to be equally applicable to verb forms of such term), or any offer to do any of the foregoing.

             "Treasury Regulations" shall mean the income tax regulations, including temporary regulations, promulgated under the Code, as such regulations may be amended from time to time (including corresponding provisions of succeeding regulations).


                         ORGANIZATION AND POWERS POWERS

            II.1.. OrganizationOrganization. The Articles of Organization are being amended and restated concurrently with the execution of this Agreement to indicate that the Company shall henceforth be managed by its Members and to change the name of the Company to Seneca Capital Management LLC. The Company was formed by the filing of its Articles of Organization with the Secretary of State of the State of California on December 29, 1995 pursuant to the Act. Subject to
Section 4.03 hereof, the Articles of Organization may be restated or amended by the President, as an authorized person, from time to time in accordance with the Act. The Company shall deliver a copy of the Articles of Organization and any amendment thereto to any Member who so requests.

            II.2..   Purposes  and  PowersPurposes  and  Powers.  The  principal business activity and purposes of the Company shall initially be to provide Investment Management Services. However, the business and purposes of the Company shall not be limited to its initial principal business activity, and the Company shall have authority to engage in any other lawful business, purpose or activity permitted by the Act. The Company shall possess and may exercise all of the powers and privileges granted by the Act or which may be exercised by any Person, together with any powers incidental thereto, so far as such powers or privileges are necessary, appropriate, proper, advisable, incidental or convenient to the conduct, promotion or attainment of the business purposes or activities of the Company, including, without limitation, the following powers:

 ..................(a)    to conduct its business and  operations in any state,
territory or possession of the United States or in any foreign country or jurisdiction;

 ..................(b)  to purchase,  receive,  take, lease or otherwise acquire, own, hold, improve, maintain, use or otherwise deal in and with, sell, convey, lease, exchange, Transfer or otherwise dispose of, mortgage, pledge, encumber or create a security interest in all or any of its real or personal property, or any interest therein, wherever situated;

 ..................(c)  to borrow or lend  money or obtain or extend  credit  and other financial accommodations, to invest and reinvest its funds in any type of security or obligation of or interest in any public, private or governmental entity, and to give and receive interests in real and personal property as security for the payment of funds so borrowed, loaned or invested;

 ..................(d) to make contracts, including contracts of insurance, incur liabilities and give guaranties, whether or not such guaranties are in furtherance of the business and purposes of the Company, including without limitation, guaranties of obligations of other Persons who are interested in the Company or in whom the Company has an interest;

 ..................(e)  to merge with, or consolidate  into,  another  California limited liability company or other business entity (as defined in Section 17001 of the Act) or to convert into a Delaware limited liability company or other form of business organization so long as such conversion does not violate the Act;

 ..................(f)    to make  donations  irrespective  of  benefit  to the
Company for the public welfare or for community, charitable, religious, educational, scientific, civic or similar purposes;

 ..................(g)    to institute,  prosecute, and defend any legal action
or  arbitration   proceeding  involving  the  Company,  and  to  pay,  adjust, compromise, settle, or refer to arbitration any claim by or against the Company or any of its assets; and

 ..................(h)  to appoint one or more managers of the Company, to employ and terminate Officers, employees, agents and other Persons, to organize committees of the Company, to delegate to such Persons and/or committees such power and authority, the performance of such duties and the execution of such instruments in the name of the Company as may be established from time to time, to fix the compensation and define the duties and obligations of such personnel, to establish and carry out retirement, incentive and benefit plans for such personnel, and to indemnify such personnel to the extent permitted by this Agreement and the Act.

            II.3.. Principal Place of BusinessPrincipal Place of Business. The principal office and place of business of the Company shall initially be 909 Montgomery Street, Suite 500, San Francisco, California 94133. The Company may change its principal office or place of business at any time and may establish other offices or places of business in various jurisdictions and appoint agents for service of process in such jurisdictions, in each case, with Special Membership Approval.

            II.4.. Qualification in Other JurisdictionsQualification in Other Jurisdictions. The Company shall be qualified or registered under applicable laws of any jurisdiction in which the Company transacts business, and the President shall be authorized to execute, deliver and file any certificates and documents necessary to effect such qualification or registration.


                                       SHARES; MEMBERSARES; MEMBERS

            III.1. SharesShares. The membership interests of the Members in the Company shall be represented by issued and outstanding shares of interest ("Shares"), which are divided into classes, with each class having the rights and privileges, including voting rights, if any, set forth in this Agreement or as set from time to time with respect to new classes of Shares authorized in accordance with Section 4.03(j) hereof. The Company shall maintain a schedule of all Members, their respective addresses and the Shares (whether vested or unvested) held by them (the "Share Schedule"), a copy of which as of the Effective Date is attached hereto as Schedule A. The Company will, upon request by any Member, advise such Member of the number of Shares that such Member then holds and which of such Shares are vested and unvested. The Members shall have no interest in the Company other than the interests conferred by this Agreement represented by the Shares, which shall be deemed to be personal property giving only the rights provided in this Agreement. Ownership of a Share (or fraction thereof) shall not entitle a Member to any title in or to the whole or any part of the property of the Company or right to call for a partition or division of the same or for an accounting. Every Member by virtue of having become a Member shall be held to have expressly assented and agreed to the terms hereof and to have become a party hereto.

 ..................(a)    Class A Shares.  The Company  hereby  authorizes  for
issuance 2,510 Class A Shares. The Company has the power to authorize additional Class A Shares only with both Special Membership Approval as set forth in Section 4.03(j) hereof and the unanimous vote of the Management Members. On the Effective Date, there are 2,510 Outstanding Class A Shares held by the Management Members in the respective amounts set forth on the Share Schedule attached hereto as Schedule A, none of which are vested and 2,510 of which are unvested. Unvested Class A Shares shall be subject to acceleration pursuant to Section 4.13 hereof and to the vesting described on the Share Schedule attached hereto as Schedule A.

 ..................(b)    Class B Shares.  The Company  hereby  authorizes  for
issuance 7,490 Class B Shares, and the Company does not have the power to authorize or issue any additional Class B Shares. On the Effective Date, all 7,490 Class B Shares are Outstanding and held by the Phoenix Members in the respective amounts set forth on the Share Schedule. All of the Class B Shares are fully vested and recorded on the Share Schedule.

 ..................(c)    Equity Bonus Shares.  The Company  hereby  authorizes
for issuance 1,735 Equity Bonus Shares, and the Company does not have the power to authorize or issue any additional Equity Bonus Shares. On the Effective Date, there are 1,735 Outstanding Equity Bonus Shares held by the Management Members in the respective amounts set forth on the Share Schedule attached hereto as Schedule A, all of which are fully vested (though subject to forfeiture pursuant to Section 9.02 hereof). Equity Bonus Shares shall not entitle the holder thereof to any right to vote or receive distributions under this Agreement except Equity Bonus Payments under Section 4.12 hereof.

            III.2. Issuance of Shares; Admission of MembersIssuance of Shares; Admission of Members.

 ..................(a)  The Company is not authorized to offer and sell, or cause to be offered and sold any Shares except as provided  herein.  In the event that
(i) any Member forfeits its rights in and to any Class A Shares or the Company repurchases any Class A Shares from any Member, each in accordance with the terms hereof, or (ii) additional Class A Shares are authorized by the Company in accordance with Section 3.01(a) hereof, it is the intent of the Members that those Shares be available for reissuance or issuance, respectively, by the Company. At any time on or prior to December 31, 2001, the Company (acting through the President) is hereby authorized to reissue (as if such Class A Shares had never been previously issued) or to issue such Class A Shares (including fractions thereof) to Persons who are employed by the Company, and in such case, the Company is authorized to admit any additional Persons as Members upon such terms as are established by the President (including any required Capital Contribution). The Company shall provide prior notice of any proposed reissuance or issuance of Class A Shares to PDP, and PDP may consult with the President as to such reissuance or issuance; provided, however, that any failure to provide such notice shall not affect the authority of the Company or the Officers, on behalf of the Company, to effect any such reissuance or issuance and admission. Class A Shares reissued or issued from time to time pursuant to the terms hereof may be vested or unvested, depending on the terms under which they were reissued or issued as set in the discretion of the President; provided, however, that the vesting schedule of any such reissued or issued Class A Shares shall not be extended beyond the dates set forth in the vesting schedule described on the Share Schedule attached hereto as Schedule A without Special Membership Approval. Any Class A Shares available for reissuance or issuance on December 31, 2001 or, if earlier, immediately prior to the withdrawal of the last Management Member from the Company upon a Transfer or otherwise that have not been reissued or issued in accordance with the terms hereof shall automatically be deemed to be reissued or issued, as the case may be, to the Management Members as of such date in proportion to their Class A Shares held immediately prior to the close of business on such date, and all such Class A Shares deemed to be reissued or issued in accordance herewith shall be fully vested as of such date.

 ..................(b)  The Company may establish  eligibility  requirements  for admission of a subscriber  as a Member and refuse to admit any  subscriber  that
fails  to  satisfy  such  eligibility  requirements.   The  President  shall  be
responsible for determining whether a person or entity is eligible to be a Member. Each eligible Person who subscribes for Class A Shares to be reissued or issued by the Company shall be admitted as a Member of the Company at the time
(i) such Person agrees to be bound by the provisions hereof by executing an instrument satisfactory to the President whereby such Person becomes a party to this Agreement as a Member, (ii) the President accepts such instrument on behalf
of  the  Company  and  (iii)  the   subscriber   makes  the   required   Capital
Contribution(s), if any. Existing Members shall have no preemptive or similar right to subscribe to the reissuance or issuance of Class A Shares of the Company, and the Members acknowledge that their percentage interest in the profits of the Company allocable to the Class A Shares are subject to adjustment (downward and upward) in the event of certain issuances, forfeitures or repurchases of Shares after the Effective Date. Any Class A Shares reissued or issued by the Company and the Person to whom such Shares are so reissued or issued shall be subject to all of the terms and conditions of a Put/Call Agreement to be entered into by such Person with PDP, substantially in the form of the Put/Call Agreements dated as of the Effective Date.

            III.3. Representations of MembersRepresentations of Members. Each Member (including each New Member admitted after the Effective Date) hereby represents and warrants to the Company and each other Member, and acknowledges as follows:

 ..................(a)    Such  Member has such  knowledge  and  experience  in
financial and business matters that it is capable of evaluating the merits and risks of an investment in the Company and making an informed investment decision with respect thereto.

 ..................(b)    Such  Member  is  able  to  bear  the   economic  and
financial risk of an investment in the Company for an indefinite period of time.

 ..................(c)    Such Member is  acquiring  the Shares for  investment
only and not with a view to, or for resale in connection with, any distribution to the public or public offering thereof.

 ..................(d) Such Member understands the Shares of the Company have not been registered under the Securities Act or the securities laws of any jurisdiction and cannot be disposed of unless they are subsequently registered and/or qualified under applicable securities laws and the provisions of this Agreement have been complied with.

 ..................(e) The execution,  delivery and performance of this Agreement by such Member do not require it to obtain any consent or approval that has not been obtained and do not contravene or result in a default under any provision of any existing law or regulation applicable to it, any provision of its charter, by-laws or other governing documents (if an entity) or any agreement or instrument to which it is a party or by which it is bound.

            III.4. Limitation of Liability of MembersLimitation of Liability of Members. Except as otherwise provided in the Act, no Member of the Company shall be obligated personally for any debt, obligation or liability of the Company or of any other Member, whether arising in contract, tort or otherwise, solely by reason of being a Member of the Company. No Member shall be liable to the Company or any other Member for acting in good faith reliance upon the provisions of this Agreement. No Member shall have any responsibility to restore any negative balance in its General Capital Account or to contribute to or in respect of the liabilities or obligations of the Company or return distributions made by the Company except as required by this Agreement, the Act or other applicable law; provided, however, that Members are responsible for their failure to make required Capital Contributions in accordance with Section 7.01 hereof.

            III.5. Records; Rights to Information; ReportsRecords; Rights to Information; Reports.

 ..................(a)    The Company shall maintain at its principal  place of
business all of the following:

                        (i)    The  Share  Schedule   (identical  in  form  to
Schedule A attached hereto), setting forth a current list of the full name and last known business or residence address of each Member of the Company set forth in alphabetical order, together with the Capital Contribution and the share in profits and losses of each Member;

                        (ii) Schedules identical in form to Schedule B attached hereto, setting forth the current list of the Officers of the Company;

                        (iii) A copy of the Articles of Organization and all amendments thereto, together with any powers of attorney pursuant to which the Articles of Organization or any amendments thereto were executed;

                        (iv) Copies of the Company's federal, state, and local income tax or information returns and reports, if any, for the six (6) most recent taxable years;

                        (v) A copy of this Agreement, and any amendments hereto, together with any powers of attorney pursuant to which this Agreement or any amendments hereto were executed;

                        (vi) Copies of the financial statements of the Company, if any, for the six (6) most recent Fiscal Years; and

                        (vii) The books and records of the Company as they relate to the internal affairs of the Company for at least the current and past four (4) Fiscal Years.

 ..................(b)  Upon the  request of a Member,  for  purposes  reasonably related to such Member's interest as a Member of the Company, the Company shall promptly deliver to such Member, at the expense of the Company, a copy of the information required to be maintained pursuant to subsections (a)(i), (a)(ii),
(a)(iv) and (a)(v) of this Section 3.05. Each Member has the right upon reasonable request, for purposes reasonably related to the interest of that Person as a Member to inspect and copy during normal business hours any of the records required to be maintained pursuant to Section 3.05(a) above and to obtain, promptly after becoming available, a copy of the Company's federal, state and local income tax or information returns for each Fiscal Year.

 ..................(c) In addition to the information required to be furnished to the Members pursuant to the Act as set forth above, the Company shall furnish to each Person who was a Member for any portion of a Fiscal Year audited financial statements of the Company, including a balance sheet and statements of income, such Member's General Capital Account and Equity Bonus Account and changes in financial position for such year and all other information necessary for the preparation of such Person's federal income tax return.

            III.6. Waiver of Dissenters' RightsWaiver of Dissenters' Rights. Each Member, by executing this Agreement, hereby agrees to waive the application of Chapter 13 (commencing with Section 17600) of the Act. Each Member hereby acknowledges and agrees that such Member has waived, pursuant to this Section 3.06, any rights such Member may have as of the Effective Date or thereafter to dissenters' or appraisal rights under the Act.


                                       MANAGEMENT; OFFICERSFFICERS

            IV.1.. Management under Authority of the MembersManagement under Authority of the Members. The business and affairs of the Company shall be managed under the authority of the Members subject to and in accordance with the provisions set forth herein.

            IV.2.. Power of the Members; VotingPower of the Members; Voting.

            ......  (a) Members,  in their capacity as such, shall have no right to amend or terminate this Agreement or to appoint, select, vote for or remove the Officers or their agents or to exercise voting rights or call a meeting of the Members, except as specifically provided in this Agreement. No Member shall have any authority or power to bind or to act for or on behalf of any other Member or the Company in any respect in his/her capacity as Member, with all such authority and power being delegated to the Officers of the Company pursuant to Section 4.07 hereof.

            ......  (b)  Members  holding  Equity  Bonus  Shares  shall  not  be entitled, with respect thereto, to vote on any matter except in certain limited circumstances in connection with an amendment to this Agreement as set forth in
Section 11.05 hereof.

            ......  (c)  Notwithstanding   anything  to  the  contrary  in  this
Agreement (including the delegation of authority pursuant to Section 4.07 hereof) or in the Act (other than provisions thereof that specifically cannot be altered by the Members), each Member holding Class A Shares or Class B Shares shall be entitled, with respect thereto, to vote on or approve or consent to (i) any matter specifically set forth in Section 4.03 hereof or specifically requiring Special Membership Approval pursuant to the terms hereof, to the extent provided thereby; (ii) any matter specifically set forth in Section 4.04 hereof or specifically requiring Membership Approval pursuant to the terms hereof, to the extent provided thereby; (iii) unless such Member is the Transferor, the admission of a Transferee of Shares as a Member of the Company, pursuant to Section 8.02 hereof; and (iv) unless such Member is the withdrawing Member, the continuation of the business of the Company after the Bankruptcy of PDP, pursuant to Section 10.02(b) hereof. In connection therewith, such Members shall have one vote for each Class A Share or Class B Share owned by them of record according to the books of the Company and a proportionate vote for a fractional Class A Share or Class B Share.

            IV.3.. Special Membership ApprovalSpecial Membership Approval. The Company, and the President and the other Officers on behalf of the Company, shall not take any of the following actions without prior Special Membership Approval until December 31, 2001 and, thereafter, shall not take any of the following actions without prior Membership Approval:

 ..................(a)  incurrence  by the  Company  of any  Liability  that,  if combined with existing Liabilities, would result in total Liabilities (not including leases for real property or liabilities to make any Equity Bonus Payment or pay any bonus out of the Management Bonus Pool) in excess of $500,000.00;

 ..................(b)    making of any Capital  Expenditure in any Fiscal Year
not included in the final annual budget of the Company for the relevant Fiscal Year that would cause the aggregate Capital Expenditures for such Fiscal Year to exceed $300,000.00;

 ..................(c)    entering into any lease for real property;

 ..................(d)    any  expenditure  or  commitment  which  exceeds  the
amount allocated therefor in the final annual budget for the applicable Fiscal Year;

 ..................(e)    entering the Company into Bankruptcy;

 ..................(f)    any sale of any  material  portion  of the  assets or
Shares of the Company;

 ..................(g)    any  voluntary  liquidation  or  dissolution  of  the
Company pursuant to Section 10.02(a) hereof;

 ..................(h)    consummation of any Extraordinary Event;

 ..................(i)    the  repurchase  of any Shares of the Company  except
in  connection  with (i) the  payment of Equity  Bonus  Payments  pursuant  to
Section 4.12 hereof or (ii) the repurchase of Shares pursuant to Section 9.03 hereof;

 ..................(j)    the  authorization  of additional  Class A  Shares or
the creation of one or more  additional  classes of Shares after the Effective
Date;

 ..................(k)    any  change  in  the  principal  place  of  business,
Fiscal Year or name of the Company (except to the extent provided in Section 4.09(b) hereof);

 ..................(l)    consummation of any  transaction  between the Company
and any Affiliate of any Management Member or between the Company and any Person in which a family member of a Management Member has, directly or indirectly, a significant financial interest;

 ..................(m)  entering into any  employment  arrangement  or consulting arrangement  or other  contract  or  agreement  not in the  ordinary  course  of
business  (and  specifically   excluding  contracts  for  Investment  Management
Services),   which  by  its  terms  (other  than,  in  the  case  of  employment arrangements or consulting arrangements, if such terms are terminable "at will") extends beyond December 31, 2001;

 ..................(n)    any  amendment  to the  Articles of  Organization  or
amendment of this Agreement pursuant to Section 11.05 hereof;

 ..................(o)    the   appointment   of  a   Liquidating   Trustee  in
accordance with Section 10.03 hereof; or

 ..................(p)    retention of  independent  public  accountants of the
Company other than Lallman, Feltman, Shelton & Peterson, P.A. in connection with services rendered during Fiscal Year 1997 and Price Waterhouse LLP or such other "big six" accounting firm which may hereafter be retained by PDP to audit its consolidated financial statements for Fiscal Year 1997 and thereafter.

            IV.4.. Membership ApprovalMembership Approval. The Company, and the President and the other Officers on behalf of the Company, shall not take any of the following actions without prior Membership Approval:

 ..................(a)    consenting  to any  Transfer  of Shares  pursuant  to
Section 8.01(a) hereof by Seneca;

 ..................(b)    the  amendment  or   modification  of  the  Company's
employment agreement or noncompetition/nonsolicitation agreement with any Management Member;

 ..................(c)    setting the maximum  percentage  of Restated  Profits
of the Company in excess of $24,000,000.00 to be allocated to the Management Bonus Pool for any Fiscal Year beginning after December 31, 1999, pursuant to
Section 4.11 hereof; or

 ..................(d)    making any discretionary  determination in accordance
with Section 5.03 hereof with respect to indemnification by the Company of any Indemnified Party pursuant to Article V hereof.

            IV.5.. Meetings of MembersMeetings of Members.

 ..................(a)    Meetings  of  Members  may be called  for any  proper
purpose at any time by the President of the Company or by Members holding a sufficient number of Outstanding Class A Shares and Class B Shares (on a combined basis) to effect Membership Approval. The President or the Members calling the meeting shall determine the date, time, place and purpose of each meeting of Members, and written notice thereof shall be given by the President to each Member not less than ten (10) days nor more than sixty (60) days prior to the date of the meeting. Notice shall be sent to Members of record on the date when the meeting is called. The business of each meeting of Members shall be limited to the purposes described in the notice. A written waiver of notice, executed before or after a meeting by a Member or its authorized attorney and delivered to the Company shall be deemed equivalent to notice of the meeting.

 ..................(b)    Members  holding a sufficient  number of  Outstanding
Class A Shares and Class B Shares (on a combined basis) to effect Membership Approval shall constitute a quorum for the transaction of any business at a meeting of Members. Members may attend a meeting in person or by proxy. Members may also participate in a meeting by means of conference telephone or similar communications equipment that permits all Members present to hear each other. If less than a quorum of the Members is present, the meeting may be adjourned by the chairman to a later date, time and place, and the meeting may be held as adjourned without further notice. When an adjourned meeting is reconvened, any business may be transacted that might have been transacted at the meeting as originally called.

 ..................(c)    The  President  shall act as chairman at all meetings
of the Members and, in such capacity, shall determine the order of business and the procedures to be followed at each meeting of Members.

            IV.6.. Action Without a MeetingAction Without a Meeting. Any action required or permitted to be taken at any meeting of Members may be taken without a meeting if one or more written consents to such action shall be signed by Members having at least such number of votes as would be required to approve such action at a meeting. Such written consents shall be delivered to the President at the Company's principal place of business and shall be filed in the records of the Company. The President shall give prompt notice to all Members who did not consent to any action taken by written consent of Members without a meeting.

            IV.7.. Delegation of Authority to OfficersDelegation of Authority to Officers.

 ..................(a) The officers of the Company (the "Officers") shall consist
of  a   President/Chief   Executive   Officer/Chief   Investment   Officer  (the
"President") and such other officers, if any, as are contemplated herein or as the President may determine are necessary, appropriate or desirable. Subject only to the reservation of rights set forth in Sections 4.03 and 4.04 hereof and the coordination with PDP set forth in Section 4.08 hereof, the Members hereby delegate to the President all power, right and authority as is usually exercised by the President and/or Chief Executive Officer of a corporation, including, without limitation, the power, right and authority (i) to manage the day-to-day business and affairs of the Company and for this purpose to employ or retain and terminate any Officers, employees, consultants, agents, brokers, professionals (provided that, with respect to the independent public accountants of the Company, such action has been authorized to the extent required under Section 4.03(p) hereof) or other Persons in any capacity for such compensation and on such terms as may be necessary or desirable and to delegate to such Persons such power and authority, the performance of such duties and the execution of such instruments in the name of the Company as the President deems advisable; provided, however, that PDP shall have the right to appoint an individual to serve as the Secretary, General Counsel and Compliance Officer, who shall not be compensated by the Company without Special Membership Approval or removed by the President without Membership Approval; (ii) to determine such matters as the development, maintenance and change of investment management policies and fee structures, the hiring, promotion, firing and compensation (including bonus
allocation)  of  staff,   management  and  executive   personnel,   new  product
development, sales and marketing policies and implementation and decisions to accept, reject, amend, maintain or terminate client relationships; and (iii) to enter into, execute, deliver, acknowledge, make, modify, supplement or amend any documents or instruments in the name of the Company authorized by this Agreement. The President is an agent of the Company for the purpose of the Company's business. Any action taken by the President in accordance with this Agreement, and the signature of the President on any agreement, contract, instrument or other document on behalf of the Company executed in accordance with this Agreement, shall be sufficient to bind the Company and shall conclusively evidence the authority of the President and the Company with respect thereto. Without limiting the generality of any of the foregoing, the President shall be responsible for determining the salaries of, and bonus allocations to, the other Officers and employees of the Company (subject to the terms of any applicable employment agreement with the Company) and to recommend to PDP the allocation of options to purchase shares of capital stock of PDP to be granted to Officers, Management Members and employees of the Company. For so long as Seneca is the President of the Company, the power and authority delegated to the President in accordance with this Agreement shall not be limited or restricted, except as specifically provided in this Agreement.

 ..................(b)  As to any matter  that is beyond the power and  authority delegated to the President under Section 4.07(a) or elsewhere in this Agreement, the President and other Officers shall act at the direction of the Members acting by Membership Approval; provided that such directed action has been authorized by any and all required consents and approvals pursuant to any provision of this Agreement specifically requiring Special Membership Approval or the consent, approval or action of the President.

 ..................(c)  The President of the Company  shall  initially be Seneca, who may be removed only pursuant to and in accordance  with the terms of Section
4.09 hereof. The other initial Officers of the Company shall be those persons whose names are initially set forth on Schedule B attached hereto, and an identical schedule shall be maintained as part of the records of the Company and amended from time to time to reflect changes in the Officers of the Company. Subject to paragraph (a) of this Section 4.07, the Officers, other than the President, may be appointed by the President, and the powers, duties and responsibilities of such Officers may be changed from time to time in accordance with such Officers' employment agreements or, if none, in the discretion of the President. Subject to paragraph (a) of this Section 4.07, any such Officer may be removed by the President at any time in accordance with such Officer's employment agreement or, if none, in the discretion of the President. Any Officer may resign as an Officer at any time, and such resignation shall be effective, in accordance with the terms and conditions of such Officer's employment agreement with the Company.

 ..................(d) Notwithstanding anything to the contrary contained in this
Article IV, either PDP or the President may propose the modification or termination of the Services Agreement to be entered into as of the LLC Closing (as defined in the Purchase Agreement) by the Company and Genesis Merchant Group Securities LLC (or of any of the Company Personnel Services or the Processing Services as defined in and provided for in said Services Agreement), subject to the consent of PDP or the President, as the case may be, which consent shall not be unreasonably withheld.

            IV.8.. Coordination of the Officers and PDPCoordination of the Officers and PDP. The Officers of the Company shall provide PDP with annual business and financial plans and a preliminary annual budget for the Company by not later than sixty (60) days prior to the beginning of each Fiscal Year and, after consultation with PDP, a final annual budget by not later than thirty-one
(31) days after the end of each Fiscal Year. The aggregate expenses set forth in the final annual budget with respect to any Fiscal Year shall not exceed by more than 10% the aggregate expenses set forth in the annual budget with respect to the preceding Fiscal Year without prior Membership Approval. The Officers shall provide PDP with such financial and other information, with supporting schedules and data as requested by PDP, as necessary for PDP to prepare and file, on a timely basis, all periodic reports, registration statements and other filings required to be filed by PDP pursuant to the federal securities laws, as well as such other supporting schedules and information as PDP may reasonably request. The Officers and PDP shall review at least quarterly the performance and projections of the Company, the progress of its business, key personnel, potential sources of additional capital for management, new product offerings and other appropriate matters. It is the intention of the Members of the Company that there shall be open communication concerning the business of the Company between PDP and the Officers of the Company, with opportunities for PDP to provide the President with advice and to offer the President suggestions as to the annual budget, strategic position and conduct of the business of the Company. Accordingly, the President, and such other Officers of the Company as PDP may request, shall meet with PDP at the principal offices of the Company at such other times as PDP may reasonably request upon reasonable prior notice.

            IV.9.. Removal of Seneca as President; Name of the CompanyRemoval of Seneca as President; Name of the Company.

 ..................(a)    Seneca  shall not be subject to removal as  President
by the Company, except in accordance with the terms of her employment agreement with the Company, dated as of the Effective Date, and the procedures set forth therein.

 ..................(b) At any time after December 31, 2001, the Company shall, at the direction of the Members, acting by Membership Approval, promptly take any and all action necessary to include the word "Phoenix" in its name or the name of any Affiliate of the Company. After the occurrence of an ADV Disclosure Event prior to December 31, 2001, notwithstanding Section 4.03(k) hereof, the Company shall, at the direction of the Members, acting by Membership Approval, promptly take any and all action necessary to include the word "Phoenix" in its name or the name of any Affiliate of the Company; provided, however, that in such event, upon the written request of Seneca, the Company and the Members shall promptly take any and all action necessary to delete the reference to "Seneca" or any name similar to Seneca in the name of the Company or any Affiliate of the Company. Upon the occurrence of any such change of name pursuant to this Section 4.09(b), the Company will promptly file an appropriate amendment to the Articles of Organization and other documents relating to the Company or any such Affiliate to reflect such name change.

 ..................(c)    At such time as Seneca is no longer  President of the
Company, a new President may be designated at any time prior to December 31, 2001 by Special Membership Approval and at any time thereafter by Membership Approval.

            IV.10. Salaries of OfficersSalaries of Officers. The Members shall not receive any compensation from the Company for services provided to the Company in their capacity as Members. Any Officers of the Company shall be entitled to receive from the Company in any Fiscal Year, such salaries payable in such periodic installments, if any, as are specified in the employment agreement between such respective Officer and the Company effective for such Fiscal Year or, if none, as the President shall approve and determine.

            IV.11. Management Bonus PoolManagement Bonus Pool. Each Fiscal Year, the Company shall establish a management bonus pool for certain key employees of the Company, as determined by the President (the "Management Bonus Pool"). The Company may also establish such non-qualified deferred compensation or retirement plans for employees of the Company as the President deems desirable (collectively, the "Retirement Plans"); provided, however, that the contributions by the Company on behalf of all Management Bonus Pool participants to all such Retirement Plans shall be deemed to be payments out of the Management Bonus Pool available for the Fiscal Year in respect of which such contributions are made. The Management Bonus Pool and the contributions of the Company on behalf of all Management Bonus Pool participants to all Retirement Plans shall be set for each Fiscal Year by the President in her sole discretion; provided, however, that (a) for any Fiscal Year beginning prior to December 31, 1999, the Management Bonus Pool shall be an amount of up to forty-two percent (42%) of the Restated Profits of the Company for such Fiscal Year and (b) for any Fiscal Year beginning after December 31, 1999, the Management Bonus Pool shall be up to forty-two percent (42%) of the Restated Profits of the Company for the first twenty-four million dollars ($24,000,000.00) of Restated Profits of the Company and such maximum percentage of the Restated Profits of the Company in excess of twenty-four million dollars ($24,000,000.00) as may be fixed from time to time by the President with Membership Approval in accordance with Section 4.04 hereof; it being understood that Equity Bonus Payments do not constitute part of the Management Bonus Pool.

            IV.12. Equity Bonus PaymentsEquity Bonus Payments.

 ..................(a)  Each  Management  Member  holding  Equity Bonus Shares is entitled to receive an Equity Bonus Payment from the Company upon the happening of certain events, subject to the terms and conditions set forth in this Agreement and in such Management Member's Put/Call Agreement, including, without limitation, the provisions of this Agreement with regard to forfeiture of such Equity Bonus Shares. As of the Effective Date, each Management Member holding Equity Bonus Shares shall be entitled to receive, upon the happening of such events and subject to such conditions, an Equity Bonus Payment in an amount equal to the balance of such Management Member's Equity Bonus Account as set forth opposite such Management Member's name on Schedule A attached hereto. The Equity Bonus Shares held by each Management Member supersede and replace in its entirety any Phantom Interest (as defined in the Original Agreement) held by any Member in accordance with the Original Agreement and any Phantom Equity Bonus Agreement entered into between the Company or the Partnership and the respective Member, in each case, to the extent such Phantom Interest was not forfeited and surrendered pursuant to the Purchase Agreement.

 ..................(b)  The Total Equity Bonus Payments are subject to adjustment upon, and at the time (determined in accordance with Section 7.04(d)(1) hereof) of, any Book Event in accordance with the formula set forth in the definition thereof contained in Article I of this Agreement. Upon any such adjustment in the Total Equity Bonus Payments, each Management Member's Equity Bonus Payment (and Equity Bonus Account pursuant to Section 7.03 hereof) shall also be reduced or increased, as the case may be, proportionately; provided, however, that the Total Equity Bonus Payments shall never exceed the product of (i) seventeen and thirty five one-hundredths percent (17.35%) and (ii) the Initial Enterprise Value.

 ..................(c)  Upon any  Transfer of all or a portion of any Shares held by any Management Member upon such Management Member's death pursuant to Section 8.01(b) hereof, the Company shall Repurchase all of the Outstanding Shares of the Company held by such Management Member in accordance with the terms of
Section 9.03 hereof. Pursuant to such Repurchase, the Company shall pay the Repurchase Price to the Repurchased Member, which Repurchase Price is defined to include such Repurchased Member's Equity Bonus Payment. Upon payment of the Repurchase Price, the Equity Bonus Shares held by such Repurchased Member shall be automatically forfeited and available for reissuance in accordance with the last two sentences of Section 4.12(f) hereof.

 ..................(d)  Upon any  Transfer  of all or a  portion  of any  Class A
Shares held by any Management Member upon an Exercise of the Put/Call pursuant to Section 8.01(c) hereof or, if approved by the President, a Transfer of Class A Shares in the President's discretion pursuant to Section 8.01(a) (in each case, other than in connection with a Change in Control of the Phoenix Members or other Extraordinary Event), the Company shall pay to the Transferor Member, by wire transfer of immediately available funds no later than thirty (30) days after such Transfer occurs, an amount equal to the product of (i) such
Transferor   Member's  Equity  Bonus  Payment  at  the  time  of  such  Transfer
(determined in accordance with Section 7.04(d)(1) hereof), multiplied by (ii) a fraction, the numerator of which is the number of Class A Shares Transferred and the denominator of which is the total number of Class A Shares held by such Member immediately prior to the time of such Transfer. Upon payment of such Equity Bonus Payment, the number of Equity Bonus Shares equal to the product of the total number of Equity Bonus Shares held by such Member immediately prior to
the  time  of  such  Transfer  and  the  fraction   expressed   above  shall  be
automatically canceled and may not be reissued by the Company.

            ......IV(ddd)  Upon any Change in Control of the Phoenix  Members or
other Extraordinary Event, the President, in her sole discretion, shall have the authority to cause the Company to pay to any Management Member holding Equity Bonus Shares by wire transfer of immediately available funds no later than sixty
(60) days after such Change in Control of the Phoenix Members or other Extraordinary Event occurs (but not later than ten (10) days after the determination of the amount of the Equity Bonus Payment due to such Management Member), one hundred percent (100%) of the Equity Bonus Payment due to such Management Member at the time of such Change in Control of the Phoenix Members or other Extraordinary Event, determined in accordance with Section 7.04(d)(1) hereof. Upon payment of any Management Member's Equity Bonus Payment pursuant hereto, such Management Member's Equity Bonus Shares shall be automatically canceled  and may not be reissued by the Company.  ..................(a)  In the event of a forfeiture of Equity Bonus Shares by a Management Member upon termination of employment voluntarily by such Management Member (without Good Reason) or by the Company for Cause pursuant to Section 9.02(a) hereof, such Management Member shall forfeit one hundred percent (100%) of his or her Equity Bonus Shares and, as a result, one hundred percent (100%) of his or her Equity Bonus Payment. In the event of a forfeiture of Equity Bonus Shares by a Management Member (other than Seneca or Little) upon such Management Member's termination of employment as a result of his or her Disability, without Cause by the Company or with Good Reason by such Management Member pursuant to Section 9.02(c) hereof, such Management Member shall forfeit fifty percent (50%) of his or her Equity Bonus Shares and, as a result, fifty percent (50%) of his or her Equity Bonus Payment. Forfeited Equity Bonus Shares shall be available for reissuance by the Company, and any Equity Bonus Shares so reissued shall continue to be subject to all of the terms and conditions to which the originally issued Equity Bonus Shares are subject, including, without limitation, the risk of forfeiture pursuant to Section 9.02 hereof. Any Equity Bonus Shares available for reissuance on December 31, 2001 or, if earlier, immediately prior to the withdrawal of the last Management Member from the Company upon a Transfer or otherwise that have not been reissued in accordance with the terms hereof shall automatically be deemed to be reissued to the Management Members as of such date in proportion to their Class A Shares held immediately prior to the close of business on such date.

 ..................(b)  Upon the  termination  of employment  with the Company of
Seneca or Little, which termination is the result of such Management Member's Disability or which termination is without Cause by the Company or with Good Reason by such Management Member, the Company shall pay to such Management Member holding Equity Bonus Shares by wire transfer of immediately available funds no later than sixty (60) days after such termination of employment (but not later than ten (10) days after the determination of the amount of the Equity Bonus Payment due to such Management Member), one hundred percent (100%) of the Equity Bonus Payment due to such Management Member at the time of such termination of employment (determined in accordance with Section 7.04(d)(1) hereof). Upon payment of any Management Member's Equity Bonus Payment pursuant hereto, such Management Member's Equity Bonus Shares shall be automatically canceled and may not be reissued by the Company.

 ..................(c)  The Company and the Members hereby  acknowledge and agree that PDP shall promptly make an additional Capital Contribution to the Company in the amount of the Equity Bonus Payment due to a Management Member in connection with any Transfer of Shares pursuant to Sections 8.01(a) or (c), in order to permit the Company to make such payment in accordance with the payment terms set forth herein, and upon payment thereof, the Company's obligation to pay such Equity Bonus Payment upon such Transfer of Shares shall be satisfied. Any additional Capital Contribution made by PDP pursuant to this Agreement or the Put/Call Agreements as a result or in connection with the payment of any Equity Bonus Payment by the Company shall increase PDP's General Capital Account allocable to the Class B Shares pursuant to the adjustment set forth in Section 7.02(a)(ii) hereof.

            I.2... Acceleration of Vesting of Class A SharesAcceleration of Vesting of Class A Shares. Notwithstanding anything to the contrary contained in this Agreement, any employment agreement or other agreement between the Company or the Partnership and any Management Member,

 ..................(a)  upon  notice to the Phoenix  Members  and any  applicable
Management Member, the President, in her sole discretion, shall have the authority to accelerate the vesting (which acceleration shall be effective immediately upon such notice or such later date as may be specified therein) of any and all unvested Class A Shares that are:

                        (i)    held   by   any   Management   Member   upon  a
determination (in the sole discretion of the President) that the existing vesting schedule for such Class A Shares poses a hardship to or for such Management Member;

                        (ii) held by any or all Management Members in the event of termination of Seneca's employment by the Company without Cause or by Seneca with Good Reason, and in such event, the decision of the President to accelerate such vesting shall be deemed to have occurred immediately prior to the effective date of such termination; or

                        (iii) held by any or all Management Members upon a Change in Control of the Phoenix Members or other Extraordinary Event;

 ..................(b)    all unvested  Class A Shares  shall vest  immediately
upon the death or Disability of Seneca if Seneca is the President of the Company immediately prior thereto;

 ..................(c)    all  unvested  Class A Shares held by any  Management
Member shall vest immediately upon the death of such Management Member;

 ..................(d) fifty percent (50%) of all unvested Class A Shares held by any Management Member (other than Seneca or Little) shall vest immediately upon the Disability of such Management Member or termination of such Management Member's employment without Cause by the Company or with Good Reason by the Management Member;

 ..................(e) in the case of Seneca and Little only, one hundred percent
(100%) of all unvested Class A Shares held by such Management Member shall vest immediately upon the Disability of such Management Member or termination of such Management Member's employment without Cause by the Company or with Good Reason by such Management Member; and

 ..................(f)  in the case of Harold  Nathan only,  one hundred  percent
(100%) of all unvested Class A Shares held by such Management Member shall vest immediately upon the retirement of such Management Member at any time from and after the age of fifty three and one half (53 1/2).

            I.3... Key Person InsuranceKey Person Insurance. The Company shall maintain key person insurance on the life of each Management Member while such Management Member remains an Officer or employee of the Company, in a coverage amount equal to (a) the Repurchase Price for all Outstanding Shares held by such Management Member upon such Management Member's death as provided in Section
9.03 hereof or (b) the maximum coverage amount obtainable from acceptably-rated insurers, whichever is the lesser, and with such policy or policies to be owned by and all proceeds thereunder payable to the Company. The maximum coverage amount shall be increased at any time or from time to time by the Company, to the extent additional coverage is available, to an amount necessary to satisfy the objectives of this Section 4.14. All proceeds from such insurance policy shall be utilized first to fund any Repurchase by the Company of the Shares held by such Management Member's estate following his or her death in accordance with
Section 9.03 hereof, and next to provide additional working capital permitting the Company to continue its operations and search actively for a successor to such Management Member during the three (3) months following the death of such Management Member.

            I.4... Reliance by Third PartiesReliance by Third Parties. Any person dealing with the Company, the Officers or any Member may rely upon a certificate signed by the Secretary of the Company as to (i) the identity of the Officers or Members; (ii) any factual matters relevant to the affairs of the Company; (iii) the persons who are authorized to execute and deliver any document on behalf of the Company; or (iv) any action taken or omitted by the Company, the Officers or any Member.

            I.5... No EmploymentNo Employment. This Agreement does not, and is not intended to, confer upon any Management Member any rights with respect to continuance of employment by the Company, and nothing herein should be construed to have created any employment agreement with any Management Member.


                                       INDEMNIFICATIONICATION

            II.1.. Right to IndemnificationRight to Indemnification. Except as limited by law and subject to the provisions of this Article, the Company shall indemnify each Indemnified Party from and against any and all Losses asserted against, imposed on or incurred by such Person at any time as a result of such Person's capacity as a Member, Officer, employee or Liquidating Trustee (or Affiliate or agent if designated as an Indemnified Party), including, without limitation, in connection with the actions or inactions of such Person hereunder; provided, however, that no such indemnification shall be provided for any Indemnified Party regarding any matter as to which it shall be finally determined that such Indemnified Party did not act in good faith and in the reasonable belief that its action was in the best interests of the Company, or with respect to a criminal matter, that it had reasonable cause to believe that its conduct was unlawful, and in the discretion of the Members, acting by Membership Approval, the Company shall not be obligated to indemnify an Indemnified Party if the Losses were the result of such Indemnified Party's gross negligence, willful malfeasance or fraud in the conduct of his, her or its office or actions not taken in good faith by such Indemnified Party. Except as limited by law, such indemnification may be provided by the Company with respect to Losses in connection with which it is claimed that such Indemnified Party received an improper personal benefit by reason of its position, regardless of whether the claim arises out of the Indemnified Party's service in such capacity, except for matters as to which it is finally determined that an improper personal benefit was received by such Indemnified Party. The indemnification contained in this Article V shall survive termination of this Agreement.

            II.2.. Notice; Defense of ClaimsNotice; Defense of Claims.

 ..................(a)  Promptly after receipt by an Indemnified  Party of notice of any Losses to which the indemnification obligations set forth in Section 5.01 would apply, the Indemnified Party shall give notice thereof in writing to the Company, but the omission to so notify the Company promptly will not relieve the Company from any liability except to the extent that the Company shall have been prejudiced as a result of the failure or delay in giving such notice. Such notice shall state in reasonable detail the information then available regarding the amount and nature of such Losses.

 ..................(b) If within twenty (20) days after receiving such notice the
Company gives written notice to the Indemnified Party stating that it intends to defend against such Losses at its own cost and expense, then counsel for the defense shall be selected by the Company (subject to the consent of the Indemnified Party, which consent shall not be unreasonably withheld), and the Indemnified Party shall not be required to make any payment with respect to such Losses as long as the Company is conducting a good faith and diligent defense at its own expense; provided, however, that the assumption of defense of any such matters by the Company shall relate solely to the Losses that are subject or potentially subject to indemnification. The Company shall have the right, with the consent of the Indemnified Party, which consent shall not be unreasonably withheld, to settle all indemnifiable matters related to claims by third parties which are susceptible to being settled, so long as its obligation to indemnify the Indemnified Party therefor will be fully satisfied; provided, however, that in the event any such third party has agreed with Company on the settlement of any such matter by the payment of a specified amount of monetary damages and the Indemnified Party objects to such specified amount, then the Indemnified Party must thereupon assume the defense of such matter, at the Indemnified Party's expense and risk (including, without limitation, the cost and expense incurred by the Company in continuing the defense of such matter), and the Company's obligations to indemnify the Indemnified Party with respect only to such matter shall be limited solely to the payment by the Company of such specified amount of monetary damages. The Company shall keep the Indemnified Party apprised of the status of the Losses, shall furnish the Indemnified Party with all documents and information that the Indemnified Party shall reasonably request and shall consult with the Indemnified Party prior to acting on major matters, including settlement discussions. Notwithstanding anything herein stated to the contrary, the Indemnified Party shall at all times have the right to participate fully in such defense at its own expense, directly or through counsel; provided, however, if the named parties to any action or proceeding include both the Company and the Indemnified Party and representation of both parties by the same counsel would be inappropriate under applicable standards of professional conduct, the expense of separate counsel for the Indemnified Party shall be paid by the Company. If no such notice of intent to dispute and defend is given by the Company, or if such diligent good faith defense is not being or ceases to be conducted, the Indemnified Party shall, at the expense of the Company, undertake the defense of (with counsel selected by the Indemnified Party), and shall have the right to compromise or settle (exercising reasonable business judgment) such Losses with the consent of the Company, which consent shall not be unreasonably withheld. If such Losses are such that by their nature they cannot be defended solely by the Company, then the Indemnified Party shall make available all information and assistance that the Company may reasonably request and shall cooperate with the Company in such defense.

            II.3.. Award of IndemnificationAward of Indemnification. Any discretionary determination required to be made hereunder by the Company in connection with its indemnification obligations shall be made in each instance by the Members, acting by Membership Approval. The Company shall be obliged to pay indemnification applied for by any Indemnified Party unless there is an adverse determination (as provided above) within forty-five (45) days after the application. If indemnification is denied, the applicant may seek an independent determination of its right to indemnification by a court, and in such event, the Company shall have the burden of proving that the applicant was ineligible for indemnification under this Article.

            II.4.. Successful DefenseSuccessful Defense. Notwithstanding any contrary provisions of this Article, if any Indemnified Party has been wholly successful on the merits in the defense of any action, suit or proceeding in which it was involved by reason of its position with the Company or as a result of serving in such capacity (including termination of investigative or other proceedings without a finding of fault on the part of such Indemnified Party), such Indemnified Party shall be indemnified by the Company against all Losses incurred by such Indemnified Party in connection therewith.

            II.5.. Advance PaymentsAdvance Payments. Except as limited by law, Losses incurred by an Indemnified Party in defending any action, suit or proceeding, including a proceeding by or in the right of the Company, shall be paid by the Company to such Indemnified Party in advance of final disposition of the proceeding upon receipt of its written undertaking to repay such amount if such Indemnified Party is determined pursuant to this Article or adjudicated to be ineligible for indemnification, which undertaking shall be an unlimited general obligation but need not be secured and may be accepted without regard to the financial ability of such Indemnified Party to make repayment; provided, however, that no such advance payment of Losses shall be made if it is determined pursuant to this Article V on the basis of the circumstances known at the time (without further investigation) that such Indemnified Party is ineligible for indemnification.

            II.6.. InsuranceInsurance. The Company shall have power to purchase and maintain insurance on behalf of any Indemnified Party against any liability or cost incurred by such Person in any such capacity or arising out of its status as such, whether or not the Company would have power to indemnify against such liability or cost.

            II.7.. Employee Benefit PlanEmployee Benefit Plan. If the Company sponsors or undertakes any responsibility as a fiduciary with respect to an employee benefit plan, then for purposes of this Article (i) "Indemnified Parties" shall be deemed to include the Officer or employee of the Company who serves at its/his/her request in any capacity with respect to said plan, (ii) the Officer or employee shall not be deemed to have failed to act in good faith or in the reasonable belief that its action was in the best interests of the Company if such Officer or employee acted in good faith and in the reasonable belief that its action was in the best interests of the participants or beneficiaries of said plan and (iii) "Losses" shall be deemed to include any taxes or penalties imposed upon such Indemnified Party with respect to said plan under applicable law.

            II.8.. Heirs and Personal RepresentativesHeirs and Personal Representatives. The indemnification provided by this Article shall inure to the benefit of the heirs and personal representatives, in their capacity as such, of the Indemnified Parties.

            II.9.. Non-ExclusivityNon-Exclusivity. The provisions of this Article shall not be construed to limit the power of the Company to indemnify its Members, Officers, employees or agents to the fullest extent permitted by law or to enter into specific agreements, commitments or arrangements for indemnification permitted by law. The absence of any express provision for indemnification herein shall not limit any right of indemnification existing independently of this Article.

            II.10. AmendmentAmendment. The provisions of this Article may be amended or repealed in accordance with Section 11.05; provided, however, no amendment or repeal of such provisions that adversely affects the rights of the Members under this Article with respect to its acts or omissions at any time prior to such amendment or repeal, shall apply to any Member without its prior consent.

            II.11. Acknowledgment of Indemnification AssumptionAcknowledgment of Indemnification Assumption. Each of the Members and the Company hereby acknowledge that the Company has assumed all indemnification obligations of the Partnership under and pursuant to Section 9.6 of the Amended and Restated Agreement of Limited Partnership of the Partnership dated effective as of December 31, 1995, for acts or omissions with respect to any and all matters up through July 1, 1996, and for all acts or omissions after such date relating to certain sub-advisor agreements pursuant to which the Partnership serves as sub-advisor to Citizens Investment Trust in connection with the following mutual funds: the Working Assets Money Market Portfolio, the Citizens Income Portfolio, the Citizens Emerging Growth Portfolio, the E Fund and the California Tax-Free Income Portfolio.


                       CONFLICTS OF INTERESTS OF INTEREST

            III.1. Transactions with Interested PersonsTransactions with Interested Persons. Unless entered into in bad faith or in violation of this Agreement, no contract or transaction between the Company and one or more of its Members or other Indemnified Parties, or between the Company and any other Person in which one or more of its Members or other Indemnified Parties has a financial interest or is a director, manager or officer, shall be voidable solely for this reason if such contract or transaction is fair and reasonable to the Company; and no Member or other Indemnified Party interested in such contract or transaction, because of such interest, shall be liable to the Company or to any other Person or organization for any loss or expense incurred by reason of such contract or transaction or shall be accountable for any gain or profit realized from such contract or transaction.

            III.2. ConflictsConflicts. Unless otherwise expressly provided herein, (i) whenever a conflict of interest exists or arises between the Company, its Members and/or the other Indemnified Parties or (ii) whenever this Agreement or any other agreement contemplated herein provides that any such Person shall act in a manner that is, or provides terms that are, fair and reasonable to the Company or any Member, such Person shall resolve such conflict of interest, taking such action or providing such terms, considering in each case the relative interest of each party (including its own interest) to such conflict, agreement, transaction or situation and the benefits and burdens relating to such interests, any customary or acceptable industry practices, and any applicable generally acceptable accounting practices or principles. In the absence of bad faith by the Member or other Indemnified Party, as the case may be, the resolution, action or term so made, taken or provided by such Person shall not constitute a breach of this Agreement or any other agreement contemplated herein or of any duty or obligation of such Person at law or in equity or otherwise.


                                       IV   - CAPITAL CONTRIBUTIONS;
ACCOUNTS AND                           CAPITAL CONTRIBUTIONS;     ACCOUNTS AND
------------                           -----------------------    ------------
            ......             ALLOCATIONS; DISTRIBUTIONS; TAX MATTERS
                        ----------------------------------------------

            IV.1.. Capital ContributionsCapital Contributions.

 ..................(a)    Prior to the  effectiveness  of this  Agreement,  the
Members have made the Capital Contributions to the Company in the amounts set forth on the Share Schedule attached hereto as Schedule A with respect to the Class A Shares and the Class B Shares held by the Members. No Capital Contributions were made by the Members in connection with the issuance of the Equity Bonus Shares pursuant hereto. Except (i) as may be agreed to in connection with the issuance of additional Shares or (ii) as may be required under applicable law or this Agreement, the Members shall not be required to make any further Capital Contributions to the Company. No Member shall make any Capital Contribution to the Company without prior Special Membership Approval, except as otherwise provided in Section 7.02(d) and Section 4.12(h). The Share Schedule shall be amended by the Company to reflect any Capital Contribution made after the Effective Date of this Agreement.

 ..................(b)    No Member  shall have the right to withdraw  any part
of its (or  its  predecessors-in-interest)  Capital  Contributions  until  the dissolution and winding up of the Company pursuant to Article X hereof, the forfeiture of Shares pursuant to Section 9.02 hereof or the repurchase of Shares pursuant to Section 9.03 hereof upon the death of a Management Member, except as distributions pursuant to this Article VII may represent returns of capital, in whole or in part. No Member shall be entitled to receive any
interest    on   any    Capital    Contribution    made    by   it   (or   its
predecessors-in-interest) to the Company. No Member shall have any personal liability for the repayment of any Capital Contribution of any other Member.

            IV.2.. General Capital AccountsGeneral Capital Accounts. There shall be established for each Member holding Class A Shares or Class B Shares a capital account (with respect to any such Member, a "General Capital Account"). As of the Effective Date, the initial balance of the General Capital Accounts of the Members shall be determined as follows: (i) in the case of the Phoenix Members, the aggregate balance of their General Capital Accounts with respect to the Class B Shares shall equal the product of the Phoenix Percentage and the Initial Enterprise Value as of the Effective Date, allocated among the Phoenix Members as indicated on the Share Schedule attached hereto as Schedule A, and
(ii) in the case of the Management Members, the aggregate balance of their General Capital Accounts with respect to the Class A Shares shall equal the difference between (A) the product of the Management Percentage and the Initial Enterprise Value as of the Effective Date and (B) the Total Equity Bonus Payments as of the Effective Date, allocated among the Management Members as indicated on the Share Schedule attached hereto as Schedule A. In the case of each New Member, the General Capital Account of such New Member shall initially be equal to the Capital Contribution of such Member (in the event of an issuance by the Company) or the General Capital Account of the Transferor with respect to the Shares Transferred (in the event of a Transfer of Shares) as set forth on the Share Schedule, as amended pursuant to Section 7.01(a). Except as provided otherwise in this Article VII, General Capital Accounts shall be maintained in accordance with the requirements of Treasury Regulations Section 1.704-1(b)(2)(iv).

 ..................(a)    Adjustments.  The  General  Capital  Account  of each
Member shall be adjusted in the following manner:

                        (i) On the Effective Date, each General Capital Account with respect to the Class B Shares shall be increased by such Phoenix Member's pro rata share of the Total Equity Bonus Payments as of the Effective Date.

                        (ii)   Each   General   Capital   Account   shall   be
increased by such Member's allocable share of Net Income and Net Property Gain, if any, of the Company in accordance with Section 7.04 (as well as any Capital Contributions made by such Member after the Effective Date) and shall be decreased by such Member's allocable share of Net Loss, Net Property Loss and any deduction made pursuant to Section 7.04(c) hereof, if any, of the Company and by the amount of all distributions made to such Member.

                        (iii) Immediately preceding the effective date of any Book Event (determined in accordance with Section 7.04(d)(1) hereof), the book value of the Company property shall be adjusted (upward or downward, as applicable) to its fair market value at that time, which shall be deemed to be equal to the product of three and one half (3.5) and the Management Fee Measurement Amount at the time of such Book Event, determined in accordance with
Section 7.04(d)(1) hereof). Each General Capital Account of a Member shall also be adjusted (upward or downward, as applicable) in the manner and to the extent it would be adjusted if the Company property were sold as of such Book Event for its fair market value (determined in accordance with the foregoing sentence) and the net gain or net loss, as applicable, resulting from such deemed sale of assets were "Net Property Gain" or "Net Property Loss," as applicable, and allocated pursuant to Section 7.04(b) of this Agreement.

                        (iv) The amount of any distribution of assets other than cash shall be deemed to be the Fair Market Value of such assets (net of any liabilities encumbering such property that the distributee Member is considered to assume or take subject to).

 ..................(b)    Forfeiture.   In  the  event  of  a   forfeiture   of
unvested Class A Shares by a Management Member upon certain terminations of employment of such Management Member pursuant to Section 9.02 hereof, such Management Member shall be deemed to have forfeited that portion of its net General Capital Account with respect to the Class A Shares (after the return of Capital Contributions) equal to the product of (i) the balance of such Management Member's General Capital Account with respect to the Class A Shares at the time of such forfeiture (determined in accordance with Section 7.04(d)(1) hereof) and (ii) a fraction, the numerator of which is the number of unvested Class A Shares held by such Management Member that are being forfeited in accordance with the terms of this Agreement and the denominator of which is the total number of Class A Shares held by such Management Member immediately prior to the time of such forfeiture. An amount equal to the forfeited portion of any Management Member's General Capital Account with respect to the Class A Shares shall be allocated to the General Capital Accounts with respect to the Class A Shares of the remaining Management Members in proportion to their holdings of Class A Shares.

 ..................(c)  Transfer of Shares.  Upon a Transfer of Class A Shares or
Class B Shares by any Member in accordance with the terms and conditions set forth in this Agreement (other than a Transfer pursuant to Section 8.01(d) hereof), the Transferee of such Shares shall succeed to that portion of the Transferor's General Capital Account with respect to such Shares that is equal to the product of (i) such Transferor's General Capital Account with respect to the Class A Shares or Class B Shares, as applicable, at the time of such Transfer (determined in accordance with Section 7.04(d)(1) hereof) and (ii) a fraction, the numerator of which is the number of Class A Shares or Class B Shares, as applicable, Transferred by such Member and the denominator of which is the total number of Class A Shares or Class B Shares, respectively, held by such Member immediately prior to the time of such Transfer. In the event such Transferee was a Member prior to such Transfer, the portion of the Transferor's General Capital Account to which the Transferee succeeded pursuant hereto shall be added to the General Capital Account of the Transferee with respect to the class of Shares Transferred. In the event such Transferee was not a Member prior to such Transfer, there shall be established for such Transferee a General Capital Account which, as of the effective date of such Transfer, shall initially be equal to the portion of the Transferor's General Capital Account to which the Transferee succeeded pursuant hereto.

 ..................(d)    Adjustments  with  respect  to  Additional  Purchase
Price Paid. Upon any payment by PDP of the Additional Purchase Price Paid, the General Capital Accounts of the Members shall be increased as follows:
(i) the General Capital Accounts with respect to the Class B Shares shall be increased proportionately among the Class B Shares held by the Members in an aggregate amount equal to the sum of (x) the Additional Purchase Price Paid and (y) the Total Equity Bonus Payments after payment of the Additional
Purchase Price Paid, minus the Total Equity Bonus Payments as of the Effective Date, and (ii) the General Capital Accounts with respect to the Class A Shares shall be increased proportionately among the General Capital Accounts of the Management Members as of the Effective Date in an aggregate amount equal to the product of (x) the Additional Purchase Price Paid, divided by the Phoenix Percentage and (y) seven and three quarters percent (7.75%).

            IV.3.. Equity Bonus AccountsEquity Bonus Accounts. There shall be established for each Member holding Equity Bonus Shares an account for bookkeeping purposes only (with respect to any such Member, an "Equity Bonus Account"). The value of the Equity Bonus Account of any Member holding Equity Bonus Shares shall be equal to such Member's Equity Bonus Payment, as adjusted from time to time in accordance with Section 4.12 hereof, and shall be decreased proportionately by the amount of any Equity Bonus Payment paid by the Company or forfeited by such Member. The value of the Equity Bonus Accounts of the Members as of the Effective Date is set forth on the Share Schedule attached hereto as Schedule A. All Equity Bonus Payments shall be treated for all purposes as deferred compensation (subject to forfeiture as contemplated in Section 9.02 hereof) and not as distributions of capital or profits of the Company. No Person shall be a "Member" of the Company by virtue of (or in any way with respect to) the ownership of Equity Bonus Shares or any interest in an Equity Bonus Account.

            IV.4.. General AllocationsGeneral  Allocations. For purposes of this
Article VII except to the extent otherwise provided herein, all allocations in proportion to the Shares of a Member shall be determined upon the occurrence of any Book Event on the basis of the Shares held at the time of such Book Event (determined in accordance with Section 7.04(d)(1) hereof).

 ..................(a)    Net  Income and Net Loss  shall be  allocated  to the
General Capital Accounts of the Members as follows: (i) an amount equal to the Management Percentage of such Net Income and Net Loss shall be allocated to the Members in proportion to their Class A Shares and (ii) an amount equal to the Phoenix Percentage of each such Net Income and Net Loss shall be allocated to the Members in proportion to their Class B Shares.

 ..................(b)    With  respect to Net  Property  Loss and Net Property
Gain:

                        (i) Net Property Loss shall be allocated to the Members as follows:

            ...... (A) first, in the event that Net Property Gain has previously been allocated to the Members pursuant to Section 7.04(b)(ii)(B) with respect to any Fiscal Year, then Net Property Loss for such Fiscal Year in an amount equal to the difference, if any, between (X) the aggregate amount of such previously allocated Net Property Gain and (Y) the aggregate amount of Net Property Loss previously allocated pursuant to this Section 7.04(b)(i)(A) for all prior Fiscal Years shall be allocated among the General Capital Accounts in the same ratio as all prior Net Property Gain in the aggregate for all Fiscal Years was originally allocated pursuant to Section 7.04(b)(ii)(B) hereof; and

            ......  (B)  second,  an  amount  equal to the  difference,  if any, between the aggregate Net Property Loss to be allocated pursuant to this Section 7.04(b) and the Net Property Loss allocated pursuant to Section 7.04(b)(i)(A) shall be allocated to the General Capital Accounts of the Members in proportion to their General Capital Accounts.


                        (ii) Net Property Gain shall be allocated to the Members as follows:

                              (A)    first,  Net  Property  Gain in an  amount
equal to the excess, if any, of (x) the aggregate amount of Net Property Loss previously allocated to the General Capital Accounts of the Members pursuant to
Section 7.04(b)(i)(B) over (y) the aggregate amount of Net Property Gain allocated to the Members pursuant to this Section 7.04(b)(ii)(A), for all prior Fiscal Years (such excess, the "Unrecovered Net Property Loss") shall be allocated among the General Capital Accounts in the same ratio as such Unrecovered Net Property Loss was originally allocated pursuant to Section 7.04(b)(i)(B) hereof; and

                              (B)    second,    an   amount   equal   to   the
Management Percentage of the difference, if any, between the aggregate Net Property Gain to be allocated pursuant to this Section 7.04(b) and the Unrecovered Net Property Loss (the "Remaining Net Property Gain") shall be allocated to the Members holding Class A Shares in proportion to their Class A Shares, and an amount equal to the Phoenix Percentage of the Remaining Net Property Gain shall be allocated to the General Capital Accounts of the Members holding Class B Shares in proportion to their Class B Shares.

 ..................(c)  All items of Company deduction arising in connection with any Equity Bonus Payment (other than payment of the Repurchase Price by the Company upon the death of any Management Member pursuant to Section 9.03 hereof) shall be allocated in their entirety solely to the General Capital Accounts with respect to the Class B Shares of the Phoenix Members in proportion to their Class B Shares.

 ..................(d) In the event that during any calendar month (or any Fiscal
Year) there is a Book Event (other than pursuant to clause (ix) of the definition thereof), the following shall apply: (1) such event shall be deemed to have occurred as of the end of the last day of the calendar month immediately preceding such event (or if such event occurs as of the last business day of a month, then such event shall be deemed to occur as of the end of the last day of the calendar month in which such event occurs); (2) the books of account of the Company shall be closed effective as of the close of business on (or most immediately preceding) the effective date of any such event as set forth in clause (1) and such Fiscal Year shall thereupon be divided into two or more portions; (3) each item of income, gain, loss and deduction shall be determined (on a closing of the books basis) for the portion of such Fiscal Year ending with the date on which the books of account of the Company are so closed; and
(4) each such item for such portion of such Fiscal Year shall be allocated pursuant to the provisions of this Article VII to those persons who were Members during such portion of such Fiscal Year based on their respective Shares as of the end of each such period.

            IV.5.. Tax Allocations.Tax Allocations. For federal, state and local income tax purposes, each item of income, gain, loss, deduction and credit of the Company shall be allocated among the Members as nearly as possible in the same manner as the corresponding item of income, gain, loss or expense is allocated pursuant to Section 7.04 hereof. In accordance with Section 704(c) of the Code and the Treasury Regulations thereunder, income, gain, loss and deduction with respect to any property contributed to the capital of the Company shall, solely for tax purposes, be allocated among the Members so as to take account of any variation between the adjusted basis of such property to the Company for federal income tax purposes and its initial fair market value. In the event the fair market value of any asset of the Company is adjusted pursuant to Section 7.02(a)(iii) hereof, subsequent allocations of income, gain, loss and deductions with respect to such asset shall take account of any variation between the adjusted basis of such asset for federal income tax purposes and its fair market value in the same manner as under Section 704(c) of the Code and the Treasury Regulations thereunder. Any elections or other decisions relating to such allocations shall be made by the Tax Matters Partner in any manner that reasonably reflects the purpose and intention of this Agreement. Allocations pursuant to this Section 7.05 are solely for purposes of federal, state and local taxes and shall not affect, or in any way be taken into account in computing, any Member's General Capital Account or share of profits, losses, other items, or distributions pursuant to any provisions of this Agreement.

            IV.6.. Distributions.Distributions.

 ..................(a)  Subject to Section  7.07  hereof,  the Company  shall (i)
within ninety (90) days after the close of each Fiscal Year (unless the Company otherwise determines in good faith) make distributions of not less than eighty-five percent (85%) of the cash available therefor (after payment of all expenses of the Company including without limitation any Equity Bonus Payments, payment of principal and interest on any indebtedness of the Company, payments in connection with withdrawals from the Company and the establishment of such reserves as may be necessary or appropriate) ("Distributable Cash") to the Members, (ii) at such times and in such amounts as the Company may reasonably and in good faith determine, make distributions of any additional Distributable Cash to the Members and (iii) at such times and in such amounts as the Company may reasonably and in good faith determine, make distributions of any remaining cash available for distribution to the Members, in each case, as follows: (x) an amount equal to the Management Percentage of such Distributable Cash or remaining cash, as the case may be, shall be distributed to the Members holding Class A Shares in proportion to their Class A Shares and (y) an amount equal to the Phoenix Percentage of such Distributable Cash or remaining cash, as the case may be, shall be distributed to the Members holding Class B Shares in proportion to their Class B Shares.

 ..................(b)  Subject to Section 7.07 hereof, upon the occurrence of an
Extraordinary Event, the Company shall (i) as soon as practicable after receipt thereof, make distributions of not less than eighty-five percent (85%) of the Distributable Cash available, (ii) at such times and in such amounts as the Company may reasonably and in good faith determine, make distributions of any additional Distributable Cash to the Members and (iii) at such times and in such amounts as the Company may reasonably and in good faith determine, make distributions of any remaining cash available for distribution to the Members, in each case, in proportion to their General Capital Accounts.

 ..................(c)  In the event  that  Members  cease to be  Members  or New
Members are admitted,  at any time other than at the beginning of a Fiscal Year,
the  Company  shall,  in  good  faith,  make  appropriate   adjustments  to  the
distributions provided in paragraphs (a) and (b) to reflect the varying interests of the Members during the Fiscal Year.

 ..................(d)  Notwithstanding  any other  provision of this  Agreement, neither the Company, nor any other Person on behalf of the Company, shall make a distribution to any Member on account of its Shares if such distribution would violate the Act or other applicable law.

            IV.7.. Distributions Upon Dissolution; Establishment of Reserve Upon DissolutionDistributions Upon Dissolution; Establishment of Reserve Upon Dissolution. Upon the dissolution of the Company, after payment (or the making of reasonable provision for the payment) of all liabilities of the Company owing to creditors and any guaranteed payments (including without limitation any Equity Bonus Payments), the Liquidating Trustee shall set up such reserves as he, she or it deems reasonably necessary for any contingent, conditional or unmatured liabilities or other obligations of the Company, including any guaranteed payments. Such reserves may be paid over by the Liquidating Trustee to a bank (or other third party), to be held in escrow for the purpose of paying any such contingent, conditional or unmatured liabilities or other obligations. At the expiration of such period(s) as the Liquidating Trustee may deem advisable, such reserves, if any (and any other assets available for distribution), or a portion thereof, shall be distributed to the Members in the manner contemplated in Section 7.06(b) hereof. If any assets of the Company are to be distributed in kind in connection with such liquidation, such assets shall be distributed on the basis of their Fair Market Value net of any liabilities encumbering such assets and, to the greatest extent possible, shall be distributed pro rata in accordance with the total amounts to be distributed to each Member. Immediately prior to the effectiveness of any such distribution-in-kind, each item of gain and loss that would have been recognized by the Company had the property being distributed been sold at Fair Market Value shall be determined and allocated to those persons who were Members immediately prior to the effectiveness of such distribution in accordance with Section 7.06(b) hereof.

            IV.8.. Tax WithholdingTax Withholding. The Company may withhold taxes from distributions to any Member to the extent required by applicable law. For purposes of this Agreement, any amount of taxes required to be withheld by the Company with respect to any Member's interest in the Company shall be deemed to be a distribution or payment to such Member and shall reduce the amount otherwise distributable to such Member pursuant to this Agreement. The Company may at any time request that a Member submit appropriate certifications of its tax status so as to avoid otherwise applicable withholding requirements.

            IV.9.. No Deficit Restoration by MembersNo Deficit Restoration by Members. No Member shall be required to contribute capital to the Company to restore a deficit balance in its General Capital Account upon liquidation or otherwise, except for an excess distribution to the extent such excess distribution was the result of a clerical or other similar error.

            IV.10. Tax Matters PartnerTax Matters Partner.

 ..................(a)    PDP shall serve as the initial "Tax Matters  Partner"
of  the  Company  for  purposes  of  Section   6231(a)(7)   of  the  Code  and
corresponding provisions of any applicable state tax law. PDP may at any time hereafter, upon five (5) days prior written notice to the other Members, designate a new Tax Matters Partner, which may be an Affiliate of PDP;
provided, however, that only a Member may be designated as the Tax Matters Partner of the Company. Each Member hereby consents to PDP's designation of any such Member as Tax Matters Partner. The Tax Matters Partner shall have all the powers and duties assigned thereto under Sections 6221-6232 of the Code and the Treasury Regulations thereunder, provided that the Tax Matters Partner shall not take or initiate any action or proceeding in any court, extend any statute of limitations, or take any other action contemplated by Sections 6222 through 6232 of the Code that would legally bind any other Member of the Company or make any material election, report or filing without notice to the Members. The Members agree to perform all acts necessary under Section 6231 of the Code and the Treasury Regulations thereunder to designate PDP (or any other Member designated by PDP) as Tax Matters Partner. With respect to federal, state and local tax matters, the Tax Matters Partner shall have the authority to act, elect, report and exercise its discretion with respect to Company tax matters only with notice to each Member. Any action taken by the Tax Matters
Partner pursuant hereto or in accordance with its power to make allocations, elections and other tax decisions under Sections 7.05, 7.12, 7.13 or 7.14 hereof shall be made as a fiduciary for the interest of all Members notwithstanding any other provision contained herein.

 ..................(b)  The Tax  Matters  Partner  shall,  at the  expense of the
Company, cause to be prepared and filed all tax returns (including amended returns) required to be filed by the Company and such preparation and filing shall be made as a fiduciary for the interest of all Members notwithstanding any other provision contained herein.

 ..................(c)    The Tax Matters  Partner shall  promptly  furnish the
Secretary of the Treasury, or his delegate, the name and address of each Member and any other required information in a manner that entitles such Member to notice with respect to administrative proceedings involving the Company under Section 6223(a) of the Code and shall provide similar information to any foreign or state tax authority if and to the extent required or permitted so as to provide similar benefits to the Members under any provision of foreign or state law or with respect to the administrative practice of any such tax authority.

            IV.11. Aggregate PaymentsAggregate Payments. Notwithstanding anything contained in this Agreement or in the Put/Call Agreements to the contrary, it is acknowledged and agreed by all Members (including New Members) that in no event shall PDP be required to pay in the aggregate with respect to its purchase of all the Class A Shares pursuant to the Put/Call Agreements and the payment of all Equity Bonus Payments, whether directly or indirectly to the Management Members or indirectly through one or more Capital Contributions to the Company under Section 4.12(h) hereof, an amount in excess of the sum of the products, as of each date upon which a put option or call option is exercised thereunder, of (i) the Fair Market Value of the Company (as defined in the Put/Call Agreements) determined for purposes of such exercise and (ii) the Management Percentage and (iii) a fraction, the numerator of which is the total number of Class A Shares being put or called, as applicable, on such date and the denominator of which is the sum of the number of Class A Shares held by all of the Management Members on the Effective Date and the number of additional Class A Shares authorized by the Company for issuance after the Effective Date. PDP hereby acknowledges and agrees that the aggregate of all Holder's Put/Call Prices (as defined in the Put/Call Agreements) with respect to all Class A Shares plus the aggregate payment by PDP of all Equity Bonus Payments, whether directly or indirectly to the Management Members or indirectly through one or more Capital Contributions to the Company under Section 4.12(h) hereof, shall equal the sum of the products set forth in the preceding sentence. In the event that the Holders' Put/Call Prices (as defined in the Put/Call Agreements) under the Put/Call Agreements would give rise to a final payment by PDP such that such final payment, together with all prior payments by PDP of the Holders' Put/Call Price under the Put/Call Agreements and all payments by PDP, directly or indirectly, of Equity Bonus Payments would in the aggregate exceed the payment contemplated by this Section 7.11, an equitable adjustment shall be made to payments under the Put/Call Agreements to reduce all such payments (including prior payments) to the amount determined under this Section 7.11; provided, however, that such adjustment shall require prior Special Membership Approval (which shall not be unreasonably withheld); provided, further, however, that in the event such adjustment does not receive Special Membership Approval prior to the date payment would otherwise be due under the Put/Call Agreements, the amount of such adjustment shall be submitted to "Neutral Accountants" as contemplated by the procedures set forth in Section 4 of the Put/Call Agreements, with the resulting determination being binding upon all parties; and upon determination of the aggregate adjustment amount by the Neutral Accountants, PDP may deposit, in an interest-bearing segregated account (in a bank in San Francisco, California having a combined capital and surplus of at least $50 million) for the benefit of all Management Members holding Class A Shares, an amount equal to the unpaid portion of the aggregate payments contemplated by this Section 7.11, whereupon PDP shall be deemed to have acquired all the remaining Class A Shares held by all of the Management Members. The allocation of such equitable adjustment and such deposit among the Management Members shall be determined promptly (and in any event within thirty
(30) days) by a vote of two-thirds (in interest) of such Management Members and, if not so determined within such period, then promptly in accordance with the procedures for employing "Neutral Accountants" as set forth in Section 4 of the Put/Call Agreements, with the resulting resolution being binding upon all parties.

            IV.12. Special  AllocationsSpecial   Allocations.   The  following
special allocations shall be made in the following order:

 ..................(a)    LLC  Minimum  Gain  Chargeback.  Notwithstanding  any
other provision of this Article VII, in the event there is a net decrease in LLC Minimum Gain during any Fiscal Year, the Members shall be allocated items
of  income  and  gain  in  accordance   with  Treasury   Regulations   Section
1.704-2(f). For purposes of this Article VII, the term "LLC Minimum Gain" shall have the same meaning as that for partnership minimum gain set forth in Treasury Regulations Section 1.704-2(b)(2), and any Member's share of LLC Minimum Gain shall be determined in accordance with Treasury Regulations
Section  1.704-2(g)(1).  This  Section  7.12(a) is intended to comply with the
minimum  gain   chargeback   requirement  of  Treasury   Regulations   Section
1.704-2(f) and shall be interpreted and applied in a manner consistent therewith.

 ..................(b)    Member Minimum Gain  Chargeback.  Except as otherwise
provided in Treasury Regulations Section 1.704-2(i)(4), notwithstanding any other provision of this Article
       VII, if there is a net decrease in Member Nonrecourse Debt Minimum Gain attributable to a Member Nonrecourse Debt during any Fiscal Year, each Member who has a share of the Member Nonrecourse Debt Minimum Gain attributable to such Member Nonrecourse Debt, determined in accordance with Treasury Regulations
Section 1.704-2(i)(5), shall be specially allocated items of Company income and gain for such Fiscal Year (and, if necessary, subsequent Fiscal Years) in an amount equal to such Member's share of the net decrease in Member Nonrecourse Debt Minimum Gain attributable to such Member Nonrecourse Debt determined in accordance with Treasury Regulations Section 1.704-2(i)(4). Allocations pursuant to the previous sentence shall be made in proportion to the respective amounts required to be allocated to each Member pursuant thereto. The items to be so allocated shall be determined in accordance with Treasury Regulations Sections 1.704-2(i)(4) and 1.704-2(j)(2). The term "Member Nonrecourse Debt Minimum Gain" means an amount, with respect to each Member Nonrecourse Debt, equal to the LLC Minimum Gain that would result if such Member Nonrecourse Debt were treated as a nonrecourse liability, determined in accordance with Treasury Regulations
Section 1.704-2(i)(3). This Section 7.12(b) is intended to comply with the minimum gain chargeback requirement in Treasury Regulations Section 1.704-2(i)(4) and shall be interpreted consistently therewith.

 ..................(c)    Qualified    Income    Offset.    Any    Member   who
unexpectedly receives an adjustment, allocation or distribution described in Treasury Regulations Section l.704-l(b)(2)(ii)(d)(4), (5) or (6) shall be allocated items of income and gain in an amount and manner sufficient to eliminate, to the extent required by the Treasury Regulations, the deficit General Capital Account balance as quickly as possible. This Section 7.12(c) is intended to comply with the alternate test for economic effect set forth in Treasury Regulations Section l.704-l(b)(2)(ii)(d) and shall be interpreted and applied in a manner consistent therewith.

 ..................(d)    Gross  Income  Allocation.  In the event  any  Member
has a deficit General Capital Account at the end of any year which is in excess of the sum of (i) the amount such Member is obligated to restore pursuant to any provision of this Agreement and (ii) the amount such Member is deemed to be obligated to restore pursuant to the penultimate sentences of Treasury Regulations Sections 1.704-2(g)(1) and 1.704-2(i)(5), each such Member shall be specially allocated items of Company income and gain in the amount of such excess as quickly as possible, provided that an allocation pursuant to this Section 7.12(d) shall be made only if and to the extent that such Member would have a deficit General Capital Account in excess of such sum after all other allocations provided for in Sections 7.04 and 7.12 have been tentatively made as if Section 7.12(c) and this Section 7.12(d) were not in this Agreement.

 ..................(e)    Nonrecourse   Deductions.    Nonrecourse   Deductions
shall be allocated among the Members in the same way that Net Property Loss is allocated under Section 7.04(b). For purposes of this Section 7.12(e), the term "Nonrecourse Deductions" shall have the meaning set forth in Treasury Regulations Section 1.704-2(b)(1).

 ..................(f)    Member Nonrecourse  Deductions.  Notwithstanding  any
other provisions of this Article 7, to the extent required by Treasury Regulations Section 1.704-2(i), any items of income, gain, deduction and loss of the Company that are attributable to a nonrecourse debt of the Company that constitutes Member Nonrecourse Debt (including chargebacks of Member Nonrecourse Debt Minimum Gain) shall be allocated in accordance with the provisions of Treasury Regulations Section 1.704-2(i). For purposes of this
Article  VII, the term  "Member  Nonrecourse  Debt" shall have the meaning for
partner   nonrecourse   debt  set  forth  in  Treasury   Regulations   Section
1.704-2(b)(4).

 ..................(g)    Allocations  Relating to Taxable  Issuance of Shares.
Any income, gain, loss, or deduction realized as a direct or indirect result of the issuance of Shares by the Company to a Member (the "Issuance Items") shall be allocated among the Members so that, to the extent possible, the net amount of such Issuance Items, together with all other allocations under this Agreement to each Member, shall be equal to the net amount that would have been allocated to each such Member if the Issuance Items had not been realized.

            IV.13. Curative AllocationsCurative Allocations. The allocations set forth in Sections 7.12(a), 7.12(b), 7.12(c), 7.12(d), 7.12(e), 7.12(f) and 7.14
hereof (the "Regulatory Allocations") are intended to comply with the requirements of Treasury Regulations Sections 1.704-1(b) and 1.704-2. Notwithstanding any other provisions of this Article VII (other than the Regulatory Allocations), the Regulatory Allocations shall be taken into account in allocating other items of income, gain, deduction and loss among the Members so that, to the extent possible, the net amount of such allocations of other items and the Regulatory Allocations to each Member shall be equal to the net amount that would have been allocated to each such Member if the Regulatory Allocations had not occurred. This Section 7.13 shall be interpreted and applied in such a manner and to such extent as is reasonably necessary to eliminate, as quickly as possible, permanent economic distortions that would otherwise occur as a consequence of the Regulatory Allocations in the absence of this Section 7.13.

            IV.14. Loss LimitationLoss Limitation. Any Net Loss, Net Property Loss and deductions attributable to Equity Bonus Payments that are allocated pursuant to Section 7.04 hereof shall not exceed the maximum amount of such losses and deductions that can be allocated without causing or increasing a deficit balance in any Member's General Capital Account (in excess of such Member's obligation to restore a deficit in its General Capital Account, including any deemed obligation pursuant to the penultimate sentences of Treasury Regulations Sections 1.704-2(g)(1) and 1.704-2(i)(5)). In the event that some but not all of the Members would have deficit balances in their General Capital Accounts as a consequence of allocations pursuant to Section
7.04 hereof in excess of the amount, if any, permitted under the preceding sentence, the limitation set forth in this Section 7.14 shall be applied on a Member by Member basis, and any losses or deductions not allocable to any Member as a result of this limitation shall be allocated to the other Members in proportion to the positive balances of such Members' General Capital Accounts so as to allocate the maximum amount of such losses and deductions to each Member under Treasury Regulations Section 1.704-1(b)(2)(ii)(d). In making the foregoing determination, a Member's General Capital Account shall be reduced by the amounts described in Treasury Regulations Section 1.704-1(b)(2)(ii)(d)(4), (5), or (6).


                      TRANSFER OF SHARES BY MEMBERSMEMBERS

            V.1... Restrictions on Transfers.Restrictions on Transfers. No Shares of the Company may be Transferred, nor may any Member offer to Transfer, and no Transfer by a Member shall be binding upon the Company or any Member unless it is expressly permitted by this Article VIII and the Company receives an executed copy of the documents effecting such Transfer, which shall be in form and substance reasonably satisfactory to the President. The assignee of Shares in the Company may become a substitute Member only upon the terms and conditions set forth in Section 8.02 hereof. If a Transferee of Shares does not become (and until any such Transferee becomes) a substitute Member, in accordance with the provisions of Section 8.02 hereof, such Person shall not be entitled to exercise or receive any of the rights, powers or benefits of a Member other than the right to receive distributions which the assigning Member has Transferred to such Person. No Shares of the Company may be Transferred except:

 ..................(a)    with the prior written consent of the Company,  which
consent may be granted or withheld in the President's sole discretion (unless the Transferor is a Phoenix Member, in which case, the President's consent shall not be unreasonably withheld);

 ..................(b)    upon the  death of a  Management  Member,  his or her
Class A Shares may be Transferred by will or the laws of descent and distribution (subject, in all cases, to the provisions of Section 9.03 hereof);

 ..................(c)    a  Management  Member may Transfer all or any portion
of his or her Class A Shares pursuant to an Exercise of the Put/Call;

 ..................(d)    a  Management  Member may Transfer all or any portion
of his or her Equity Bonus Shares to the Company upon an Equity Bonus Payment to such Management Member; and

 ..................(e)    a  Management  Member may  Transfer any or all of his
or her Shares to the Company upon forfeiture thereof pursuant to Section 9.02 hereof;

       provided, however, that in the case of (a) or (b) above, the Transferee enters into an agreement with the Company agreeing to be bound by the provisions hereof to the same extent they would be if the Transferred Shares were held by such Management Member. Upon any Transfer of Shares, the Company shall make the appropriate revisions to the Share Schedule.

             No Shares of a Member in the Company may be pledged, hypothecated, optioned or encumbered, nor may any offer to do any of the foregoing be made.

            V.2... Substitute MembersSubstitute Members. No Transferee of Shares shall become a Member except in accordance with this Section 8.02. The Company may admit as a substitute Member (with respect to all or a portion of the Shares held by a Person), any Person that acquires a Share by Transfer from any Member pursuant to Section 8.01 hereof, but only with the consent of the non-Transferring Members holding at least a majority of the Outstanding Class A Shares and Class B Shares (on a combined basis) held by such Members; provided, however, that the Company may admit a Transferee as a substitute Member without the foregoing consent of the Members if tax counsel to the Company opines that the Company will continue to be treated as a partnership for federal and state income tax purposes without any such consent upon such admission. The admission of an assignee as a substitute Member shall, in all events, be conditioned upon the execution of an instrument satisfactory to the President whereby such assignee becomes a party to this Agreement as a Member. Upon the admission of a substitute Member, the Company shall make the appropriate revisions to the Share Schedule.

            V.3... Allocation of Distributions Between Assignor and AssigneeAllocation of Distributions Between Assignor and Assignee. Upon the Transfer of Shares pursuant to Section 8.01(a) or 8.01(b), distributions pursuant to Article VII shall be made to the Person owning such Shares at the date of distribution, unless the assignor and assignee otherwise agree and so direct the Company in a written statement signed by both the assignor and assignee. Upon the Transfer of Shares pursuant to Section 8.01(c), the Management Member's allocable but as yet undistributed share (based on total Class A Shares so Transferred) of Company profits and losses with respect to the Fiscal Year during which the Transfer occurred through the effective date of such Transfer shall be distributed to such Management Member no later than ninety (90) days after the end of the Fiscal Year during which such Transfer occurred. In connection with a Transfer by a Member of Shares, the assignee shall succeed to a pro-rata (based on the percentage of such Person's Shares Transferred) portion of the assignor's General Capital Account with respect to such Shares in accordance with Section 7.02(c) hereof, unless the assignor and assignee otherwise agree and so direct the Company in a written statement signed by both the assignor and assignee and consented to by the President.

            V.4... Additional RequirementsAdditional Requirements. As additional conditions to the validity of any Transfer of Shares pursuant to this Article VIII, such Transfer shall not: (i) violate the registration provisions of the Securities Act or the securities laws of any applicable jurisdiction, (ii) cause the Company to become subject to regulation as an "investment company" under the Investment Company Act, and the rules and regulations of the SEC thereunder,
(iii) result in the termination of any contract to which the Company is a party and which individually or in the aggregate are material (it being understood and agreed that any contract pursuant to which the Company provides Investment Management Services is material), or (iv) result in the treatment of the Company as an association taxable as a corporation or as a "publicly traded partnership" for federal income tax purposes. The Company may require reasonable evidence as to the foregoing, including, without limitation, a favorable opinion of counsel, which expense shall be borne by the parties to such transaction. To the fullest extent permitted by law, any Transfer that violates the conditions of this
Section 8.04 shall be null and void.


                        WITHDRAWAL AND TERMINATIONINATION

            VI.1.. Withdrawal. Withdrawal. No Member shall have any right to resign or withdraw as a Member of the Company (except upon Transfer of Shares pursuant to Sections 8.01(b), (c), (d) or (e) hereof) without the consent of the Company, and no Member shall have any right to receive any repayment of its Capital Contribution except as provided in Section 7.01(b) hereof upon certain distributions, Section 9.03 hereof upon death of a Management Member and Article X hereof upon liquidation and distribution of the Company. If a permitted withdrawal would leave the Company with less than two (2) Members, an additional Member shall be admitted before the withdrawal is effective, so that there shall always be at least two (2) Members of the Company. Except to the extent expressly provided in this Agreement, no Member shall have any right to have its interest in the Company appraised or paid out upon the resignation or withdrawal of such Member or any other circumstances.

            VI.2.. Termination of EmploymentTermination of Employment.

 ..................(a) Upon the termination of employment with the Company of any
Management Member, which termination is either voluntary by such Management Member (other than termination for Good Reason or termination of Harold Nathan by retirement as contemplated in Section 9.02(d)) or for Cause by the Company, such Management Member (or such Management Member's permitted Transferee pursuant to Section 8.01 hereof, in the discretion of the President) shall be deemed to have automatically forfeited any and all rights in and to (i) any unvested Class A Shares then held by such Management Member (including the portion of such Member's General Capital Account with respect to such Shares determined in accordance with Section 7.02(b) hereof); and (ii) any Equity Bonus Shares then held by such Member and, as a result, all of such Member's Equity Bonus Payment as set forth in Section 4.12(f) (and including all of such Member's Equity Bonus Account), all without any payment therefor (provided that such Management Member shall receive, no later than ninety (90) days after the end of the Fiscal Year during which such Management Member's termination of employment occurred, his or her allocable but as yet undistributed share (based on total Class A Shares held prior to termination) of Company profits and losses with respect to the Fiscal Year during which the termination occurred through the effective date of termination of employment and an amount equal to the sum of all previously made (but unreturned) Capital Contributions with respect to such Shares), and without the requirement of any notice from the Company. Any forfeited Class A Shares or Equity Bonus Shares shall be available to the Company for reissuance in accordance with Sections 3.02(a) and 4.12(f) hereof, respectively.

 ..................(b) Upon the termination of employment with the Company of any
Management Member, which termination is the result of such Management Member's death, all unvested Class A Shares held by the Management Member shall automatically have its vesting schedule accelerated and shall be deemed to have immediately vested prior to the date of such termination, and the estate or legal representative of such Management Member (or the Transferee of such Management Member pursuant to Section 8.01(b) hereof) shall continue to be a Member of the Company with all the rights and obligations of a Member holding such Shares as set forth herein, including, without limitation, in Section 9.03 hereof. Upon payment by the Company to such Repurchased Member of any Repurchase Price under Section 9.03 hereof, all Shares held by such Management Member shall be deemed to have been forfeited. Any forfeited Class A Shares or Equity Bonus Shares shall be available to the Company for reissuance in accordance with Sections 3.02(a) and 4.12(c) hereof, respectively.

 ..................(c) Upon the termination of employment with the Company of any
Management Member (other than Seneca or Little), which termination is the result of such Management Member's Disability or which termination is without Cause by the Company or with Good Reason by such Management Member, such Management Member (or such Management Member's permitted Transferee pursuant to Section
8.01 hereof, in the discretion of the President) shall be deemed to have automatically forfeited any and all rights in and to (i) fifty percent (50%) of all unvested Class A Shares then held by such Management Member (including the portion of such Management Member's General Capital Account with respect to such Shares determined in accordance with Section 7.02(b) hereof); and (ii) fifty percent (50%) of all Equity Bonus Shares then held by such Management Member and, as a result, half of such Management Member's Equity Bonus Payment as set forth in Section 4.12(f) (and including fifty percent (50%) of such Management Member's Equity Bonus Account), all without any payment therefor (provided that such Management Member shall receive, no later than ninety (90) days after the end of the Fiscal Year during which such Management Member's termination of employment occurred, its allocable but as yet undistributed share (based on total Class A Shares held prior to termination) of Company profits and losses with respect to the Fiscal Year during which the termination occurred through the effective date of termination of employment and an amount equal to the sum of all previously made (but unreturned) Capital Contributions with respect to such Shares) and without the requirement of any notice from the Company. Any forfeited Class A Shares or Equity Bonus Shares shall be available to the Company for reissuance in accordance with Sections 3.02(a) and 4.12(f) hereof, respectively. The remaining fifty percent (50%) of unvested Class A Shares held by such Management Member shall automatically have its vesting schedule accelerated and shall be deemed to have immediately vested prior to the date of such termination. With respect to all vested Shares (including those Shares for which vesting is accelerated pursuant hereto), such Management Member shall continue to be a Member of the Company with all the rights and obligations of a Member holding such Shares as set forth herein.

 ..................(d)  Upon termination of employment with the Company of Harold
Nathan by retirement at any time from and after the age of fifty three and one half (53 1/2) all unvested Class A Shares held by such Management Member shall automatically have their vesting schedule accelerated and shall be deemed to have vested immediately prior to the date of such termination.

            VI.3.. Repurchase of SharesRepurchase of Shares. In the event of the death of any Management Member (together with such Management Member's estate, legal representative or Transferee pursuant to Section 8.01(b) hereof, the
"Repurchased   Member"),  the  Company  shall  purchase  for  cash  all  of  the
Outstanding Shares of the Company held by the Repurchased Member (the "Repurchased Interest") pursuant to the terms hereof (the "Repurchase").

 ..................(a)  The closing of the Repurchase  shall take place on a date set by the Company, which shall be as soon as reasonably practicable after the later of (A) one hundred eighty (180) days after the death of such Repurchased Member or (B) ninety (90) days after the Company has received the proceeds of all key-man life insurance policies maintained by the Company on the life of such Repurchased Member (the "Repurchase Closing Date"). The Company shall provide notice of the Repurchase Closing Date at least ten (10) days prior thereto.

 ..................(b)  The purchase  price for the Repurchase  (the  "Repurchase
Price")  shall  be equal to the  greater  of (i) the sum of (A) the  Repurchased
Member's   aggregate  General  Capital  Account  balance  with  respect  to  the
Repurchased Interest as of such death, as adjusted from time to time pursuant to the terms hereof (calculated as of such date by disregarding solely for these purposes for all Fiscal Years (i) any adjustments or special allocations to General Capital Accounts made pursuant to Sections 7.12, 7.13 and 7.14 hereof;
(ii) any distributions made by the Company pursuant to Section 7.06, and (iii) all items of Company income, gain, loss, deduction or credit, but taking into account for all Fiscal Years (i) the Net Property Gain or Net Property Loss, as applicable, resulting from the deemed sale of assets upon each Book Event as calculated pursuant to Section 7.02(a)(iii) hereof, with such Net Property Gain or Net Property Loss allocated pursuant to Section 7.04(b) hereof (and, in calculating such Net Property Gain or Net Property Loss, the book value of the Company property shall be deemed to be the book value thereof immediately following the preceding Book Event or, if there is no such preceding Book Event, the book value thereof as of the Effective Date, so that the Net Property Gain or Net Property Loss, as applicable, is solely attributable to changes in the fair market value of Company property (as defined in Section 7.02(a)(iii) hereof) over the period such Net Property Gain or Net Property Loss is calculated), (ii) the adjustments to General Capital Accounts pursuant to
Section 7.02(a)(i) and 7.02(d) and (iii) any reallocation of General Capital Account balances resulting from a transfer or forfeiture of Class A Shares), plus (B) the Equity Bonus Payment with respect to such Repurchased Member and
(ii) if such Management Member was a Management Member as of the Effective Date, the product of the Management Percentage and the Initial Enterprise Value and a fraction, the numerator of which is the difference between (x) the number of Outstanding Class A Shares held by such Management Member as of the Effective Date minus (y) the number of Class A Shares forfeited or otherwise Transferred by such Management Member prior to the date of such Management Member's death and the denominator of which is the total number of Outstanding Class A Shares of the Company held by the Management Members as of the Effective Date (which product includes by its definition the Equity Bonus Payment with respect to such Repurchased Member).

 ..................(c) The rights and obligations of the Company hereunder are in addition to and shall not affect any other rights or obligations which the Company or other Persons may otherwise have to repurchase or purchase Shares (including, without limitation, pursuant to any agreement entered into by a Management Member which provides for the vesting of Shares or such Management Member's Put/Call Agreement).

 ..................(d)  On the Repurchase  Closing Date, the Company shall pay to the Repurchased Member the Repurchase Price for the Shares repurchased in the manner set forth in this Section 9.03, and upon such payment, the Repurchased Member shall cease to hold any Shares, and such Repurchased Member shall be deemed to have withdrawn from the Company and shall cease to be a Member of the Company and shall no longer have any rights hereunder (provided that such Management Member shall receive, no later than ninety (90) days after the end of the Fiscal Year during which such Management Member's termination of employment occurred, its allocable but as yet undistributed share (based on total Class A Shares held prior to termination) of Company profits and losses with respect to the Fiscal Year during which the termination occurred through the effective date of termination of employment. On the Repurchase Closing Date, the Repurchased Member and the Company shall execute an agreement reasonably acceptable to the President, in which the Repurchased Member represents and warrants to the Company that it has sole record and beneficial title to the Repurchased Interest, free and clear of any liens, encumbrances or restrictions other than those imposed by this Agreement. Payment of the Repurchase Price shall be made on the Repurchase Closing Date by wire transfer of immediately available funds to an account designated by the Repurchased Member at least three (3) business days prior to the Repurchase Closing Date.

            VI.4.. Acknowledgment of Limitations on Withdrawal and Forfeiture of SharesAcknowledgment of Limitations on Withdrawal and Forfeiture of Shares. IN CONSIDERATION OF THE COMPANY'S ISSUANCE OF SHARES TO EACH MEMBER, EACH MEMBER AGREES THAT (A) HE OR SHE DOES NOT HAVE ANY RIGHTS TO RESIGN OR WITHDRAW AS A MEMBER OF THE COMPANY EXCEPT AS SPECIFICALLY PROVIDED HEREIN AND (B) HIS OR HER RIGHTS WITH RESPECT TO CERTAIN SHARES HELD BY HIM OR HER, RESPECTIVELY, ARE SUBJECT TO FORFEITURE UNDER CERTAIN CIRCUMSTANCES AS PROVIDED HEREIN. EACH MEMBER ACKNOWLEDGES THAT SUCH PROVISIONS REGARDING WITHDRAWAL OF SUCH MEMBER AND FORFEITURE OF SUCH MEMBER'S SHARES ARE EACH REASONABLE UNDER THE CIRCUMSTANCES EXISTING AS OF THE EFFECTIVE DATE.


                                       VII        -    DISSOLUTION     AND
LIQUIDATION                            DISSOLUTION AND LIQUIDATION

            VII.1. No DissolutionNo Dissolution.  Except as set forth in Section
10.02 below, the Company shall not be dissolved and its affairs shall not be wound up by the admission of additional Members or the death, withdrawal, resignation, expulsion, Bankruptcy or dissolution of any Member, and the Company shall continue to exist in perpetuity.

            VII.2. Events Causing DissolutionEvents Causing Dissolution. The Company shall be dissolved and its affairs wound up upon the occurrence of any of the following events:

 ..................(a)    Special    Membership    Approval    thereof    until
December 31, 2001 and, thereafter, Membership Approval thereof;

 ..................(b)    Bankruptcy  of PDP,  unless the Company is  continued
by the consent of not less than a majority in interest (defined as a majority of the profit, interests and capital interests in the Company) of the remaining Members, given within ninety (90) days following such event; or

 ..................(c)    the entry of a decree of judicial  dissolution  under
Section 17351 of the Act.

             Notwithstanding the foregoing, the Company shall not be dissolved upon the event specified in Section 10.02(b) hereof if tax counsel to the Company opines that the Company will be treated as a partnership for federal and state income tax purposes without a dissolution of the Company upon such event.

            VII.3. Notice of DissolutionNotice of Dissolution. Upon the dissolution of the Company, PDP or the other Person or Persons (the "Liquidating Trustee") named by PDP and approved by Special Membership Approval to carry out the winding up of the Company, shall promptly notify the Members of such dissolution. The Liquidating Trustee shall be empowered to give and receive notices, reports and payments in connection with the dissolution and termination of the Company, and to hold and exercise such other powers as are necessary to permit all parties to deal exclusively with the Liquidating Trustee in connection with the dissolution and termination of the Company.

            VII.4. LiquidationLiquidation. Upon dissolution of the Company, the Liquidating Trustee shall proceed diligently to liquidate the Company and wind up its affairs and to make final distributions as provided in Section 7.07 hereof and in the Act. The costs of dissolution and liquidation shall be borne as an expense of the Company. Until final distribution, the Liquidating Trustee shall continue to operate the Company properties with all of the power and authority of the President of the Company. As promptly as possible after dissolution and again after final liquidation, the Liquidating Trustee shall cause an accounting to be made by a firm of independent public accountants of the Company's assets, liabilities and operations.

            VII.5. Certificate of CancellationCertificate of Cancellation. On completion of the distribution of Company assets as provided herein, the Company shall be terminated, and the Liquidating Trustee (or such other Person or Persons as the Act may require or permit) shall file a Certificate of Dissolution with the Secretary of State of the State of California under the Act, cancel any other filings made pursuant to Sections 2.01 and 2.04, and take such other actions as may be necessary to terminate the existence of the Company.


                         GENERAL PROVISIONSAL PROVISIONS

            VIII.1 OffsetOffset. Whenever the Company is to pay any sum to any Member, any amounts that Member owes to the Company may be deducted from that sum before payment.

            VIII.2 NoticesNotices. Except as expressly set forth to the contrary in this Agreement, all notices, requests or consents provided for or permitted to be given under this Agreement must be in writing and shall be given either by registered or certified mail, addressed to the recipient, with return receipt requested, or by delivering the writing to the recipient in person, by courier, or by facsimile transmission; and a notice, request, or consent given under this Agreement is effective upon receipt or three (3) days after the date mailed, whichever is sooner. All notices, requests and consents to be given to a Member must be sent to or delivered at the addresses given for that Member on Schedule A, or such other address as that Member may specify by written notice to the other Members and the Company. Any notice, request or consent to be given to the Company must be sent to or delivered at the address of the principal office of Company specified in accordance with Section 2.03 hereof to the attention of the President and to PDP at the address set forth on Schedule A attached hereto. Whenever any notice is required to be given by law, the Certificate or this Agreement, a written waiver thereof, signed by the Person entitled to notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice.

            VIII.3 Entire AgreementEntire Agreement. This Agreement, the Purchase Agreement, the Put/Call Agreements and all other agreements referred to herein or therein, dated as of the date of the Purchase Agreement or as of the Effective Date, constitute the entire agreement of the Members relating to the Company and supersede all prior contracts or agreements with respect to the Company, whether oral or written. This Agreement supersedes and replaces all Phantom Profits Bonus Agreements entered into by and between any Member and either the Company or the Partnership prior to the date hereof, and all provisions of such agreements shall be null and void and shall cease to have any effect whatsoever.

            VIII.4 Limitation of Litigation;  Consent to  JurisdictionLimitation
of Litigation; Consent to Jurisdiction. No Member shall be entitled to initiate or participate in a class action suit on behalf of all or any part of the Members against the Company or any other Member, and no Member shall be entitled to initiate or participate in a derivative suit on behalf of the Company against any Member, unless, in each case, such action or suit has received prior Special Membership Approval, or unless otherwise required by law. A Member who initiates a class action or derivative suit in violation of this Agreement shall be liable to the Company and any Members who are defendant parties to the action or suit for all damages and expenses which they incur as a result, including without limitation reasonable fees and expenses of legal counsel and expert witnesses and court costs. The parties to this Agreement hereby consent to the non-exclusive jurisdiction of the courts of the State of California in connection with any matter or dispute arising under this Agreement or between them regarding the affairs of the Company.

            VIII.5 Amendment or ModificationAmendment or Modification. This Agreement may be amended or modified from time to time only by a written instrument signed by those Members required to evidence Special Membership Approval thereof; provided, however, that (a) an amendment or modification changing adversely the rights of a Member with respect to distributions, allocations or voting (on a basis that is disproportionate to any adverse changes effected with respect to the rights of other Members holding Shares of the same class) shall be effective only with that Member's consent (unless such change is expressly provided by this Agreement), (b) an amendment or a modification increasing any liability of a Member to the Company or the other Members, or adversely affecting the limitation of the liability of a Member with respect to the Company, shall be effective only with that Member's consent, and
(c) an amendment or modification reducing the required percentage of Shares for any consent or vote in this Agreement shall be effective only with the consent or vote of Members having the percentage of Shares theretofore required. Copies of each amendment of this Agreement shall be delivered to each Member no later than the effective date of such amendment. Nothing contained in this Agreement shall permit the amendment of this Agreement to impair the exemption from personal liability of the Members, Officers, employees and agents of the Company or to permit assessments upon the Members.

            VIII.6 Binding EffectBinding Effect. Subject to the restrictions on Transfers set forth in this Agreement, this Agreement is binding on and inures to the benefit of the parties hereto and their respective heirs, legal representatives, successors and assigns.

            VIII.7 Governing Law; SeverabilityGoverning Law; Severability. This Agreement is governed by and shall be construed in accordance with the laws of the State of California, exclusive of its conflict-of-laws principles. In the event of a direct conflict between the provisions of this Agreement and any provision of the Articles of Organization, or any mandatory provision of the Act, the applicable provision of the Articles of Organization or the Act shall control. If any provision of this Agreement or the application thereof to any Person or circumstance is held invalid or unenforceable to any extent, the remainder of this Agreement and the application of that provision shall be enforced to the fullest extent permitted by law.

            VIII.8 Further AssurancesFurther Assurances. In connection with this Agreement and the transactions contemplated hereby, each Member shall execute and deliver any additional documents and instruments and perform any additional acts that may be necessary or appropriate to effectuate and perform the provisions of this Agreement and those transactions, as requested by the Company.

            VIII.9 Waiver of Certain RightsWaiver of Certain Rights. Each Member irrevocably waives any right it may have to maintain any action for dissolution of the Company or for partition of the property of the Company.

            VIII.10 Failure to Pursue RemediesFailure to Pursue Remedies. The failure of any party to seek redress for violation of, or to insist upon the strict performance of, any provision of this Agreement shall not prevent a subsequent act, which would have originally constituted a violation, from having the effect of any original violation.

            VIII.11 Cumulative RemediesCumulative Remedies. The rights and remedies provided by this Agreement are cumulative and the use of any one right or remedy by any party shall not preclude or waive its right to use any or all other remedies. Said rights and remedies are given in addition to any other right the parties may have by law, statute, ordinance or otherwise.

            VIII.12 Notice to Members of Provisions of this AgreementNotice to Members of Provisions of this Agreement. By executing this Agreement, each Member acknowledges that such Member has actual notice of (a) all of the provisions of this Agreement, including, without limitation, the restrictions on the Transfer of Shares set forth in Article VIII, the provisions with respect to withdrawal and forfeiture set forth in Article IX and the limitations on participation of Members in the management of the Company set forth in Article IV, and (b) all of the provisions of the Articles of Organization. Each Member hereby agrees that this Agreement constitutes adequate notice of all such provisions, and each Member hereby waives any requirement that any further notice thereunder be given.

            VIII.13 InterpretationInterpretation. For the purposes of this Agreement, terms not defined in this Agreement shall be defined as provided in the Act; and all nouns, pronouns and verbs used in this Agreement shall be construed as masculine, feminine, neuter, singular, or plural, whichever shall be applicable. Titles or captions of Articles and Sections contained in this Agreement are inserted as a matter of convenience and for reference, and in no way define, limit, extend or describe the scope of this Agreement or the intent of any provision hereof.

            VIII.14 CounterpartsCounterparts. This Agreement may be executed in any number of counterparts with the same effect as if all signing parties had signed the same document, and all counterparts shall be construed together and shall constitute the same instrument.

                                           [Remainder  of  page  intentionally
left blank]

             IN WITNESS WHEREOF, the parties hereto have executed this Agreement under seal as of the date set forth above.

          COMPANY:   SENECA CAPITAL MANAGEMENT LLC

           By: /s/ Gail P. Seneca
           Name:          Gail P. Seneca
           Title:President/Chief Executive Officer/Chief Investment Officer


                   PHOENIX MEMBERS:PHOENIX DUFF & PHELPS CORPORATION


                                                                           By:
                                                 Name:
                                                 Title:


                                     MANAGEMENT MEMBERS:


                                                            /s/ Gail P. Seneca
                                        Gail P. Seneca


                                                         /s/ Richard D. Little
                                        Richard D. Little


                                                              /s/ Ron K. Jacks
                                        Ron K. Jacks


                                                             /s/ Charles Dicke
                                        Charles Dicke


                                                            /s/ Laura Pantaleo
                                        Laura Pantaleo


                                                            /s/ Janice Diamond
                                        Janice Diamond

                                                            /s/ Sandta Westoff
                                        Sandra Westhoff


                                                            /s/ Belinda Melton
                                        Belinda Melton


                                                             /s/ Harold Nathan
                                        Harold Nathan

                                           SENECA CAPITAL MANAGEMENT LLC

                                           SCHEDULE A

                                           SHARE SCHEDULE





                                                             [OMITTED]

                              SENECA CAPITAL MANAGEMENT LLC
                              SCHEDULE B

                              OTHER OFFICERS

                              _________, 1997


       Richard D. Little, Director of Equities
       Ron K. Jacks, Equity Portfolio Manager
       Charles Dicke, Fixed Income Portfolio Manager
       Laura Pantaleo, Equity Analyst
       Janice Diamond, Fixed Income Analyst
       Sandra Westhoff, Chief Operating Officer
       Belinda Melton, Managing Director
       Harold Nathan, Senior Portfolio Manager
       Thomas N. Steenburg, Esq., Secretary, General Counsel and
       Compliance Officer

                        EXHIBIT 10(oo)    EXHIBIT B

                                    FORM OF
                              PUT/CALL AGREEMENT


      This PUT/CALL AGREEMENT (this "Agreement") is made as of ______________, 1997 by and between PHOENIX DUFF & PHELPS CORPORATION, a Delaware corporation (the "Buyer"), and _________________ (the "Holder") and is acknowledged and agreed to by Seneca Capital Management LLC, a California limited liability company (formerly known as GMG/Seneca Capital Management LLC) (the "Company").

                             W I T N E S S E T H:


      WHEREAS, the Buyer and certain persons, [including the Holder] (the "Sellers"), have entered into a purchase agreement dated as of June __, 1997 (the "Purchase Agreement"), pursuant to which the Buyer is purchasing from the Sellers in the aggregate 74.9% of the outstanding membership interests of the Company, and 74.9% of the outstanding partnership interests of GMG/Seneca Capital Management L.P., a California limited partnership (the "Partnership");

      WHEREAS, effective upon such purchase by the Buyer of membership interests in the Company, certain of the Sellers have withdrawn as Members of the Company, and the Buyer, the Holder and the other Management Members have continued the Company as a limited liability company pursuant to the Second Amended and Restated Operating Agreement by and between the Company, the Phoenix Members, the Management Members and those Persons who become Members of the Company in accordance with the provisions thereof, dated as of the Effective Date (the "Operating Agreement"); and

      WHEREAS, the Management Members have agreed to transfer their remaining interests in the Partnership to the Company pursuant to the Support Agreement dated as of the date of the Purchase Agreement; and

      WHEREAS, the Buyer is entering into this Agreement with the Holder and is entering into substantially similar put/call agreements (each, a "Put/Call Agreement") with the other Management Members (collectively with the Holder, the "Holders"), as contemplated by the Purchase Agreement and the Operating Agreement, in order to set forth certain rights, obligations and options relating to the Shares in the Company held by each Holder.

      NOW, THEREFORE, in consideration of the mutual promises hereinafter set forth and other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, and intending to be legally bound thereby, the parties hereto hereby agree as follows.

            I.1 Definitions. All capitalized terms used but not otherwise defined in this Agreement shall have the meanings ascribed to such terms in the Operating Agreement.


             "Accelerated Call Event" means the termination of employment of the Holder either by the Company with Cause or by the Holder without Good Reason {(other than upon the retirement of such Holder at any time from and after the age of fifty three and one half (53 1/2))}. {bracketed item is ONLY included in Nathan's Put/Call Agreement}

             "Accelerated Put Event" means [(a) the death or Disability of Seneca, (b) the termination of Seneca's employment by the Company without Cause or by Seneca with Good Reason,] [ bracketed items are not included in Seneca's Put/Call Agreement] (c) the consummation of any Change in Control of the Phoenix Members or any other Extraordinary Event, (d) the Disability (as defined in the Employment Agreement of the Holder dated as of the date hereof) of the Holder or
(e) the termination of employment of such Holder by such Holder with Good Reason or by the Company without Cause.

             "Call Notice" means the written notice given pursuant to Section 3 of this Agreement by the Buyer to the Holder of the Buyer's exercise of its option to purchase all or a portion of the Holder's Class A Shares.

             "Contract Year" means (a) the Fiscal Years of the Company ending on December 31, 1999, 2000 and 2001, respectively, or (b) upon the occurrence of an Accelerated Call Event or an Accelerated Put Event, the twelve (12) month period ending on the last day of the month immediately preceding such event (or if such event occurs as of the last business day of a month, then such event shall be deemed to occur as of the end of the last day of the calendar month in which such event occurs).

             "Fair Market Value of the Company" means the product of (a) the Management Fee Measurement Amount with respect to the most recently completed Contract Year, multiplied by (b) three and one half (3.5).

             "Holder's Put/Call Percentage" means, as of any date, the product of (a) an amount equal to (i) the total number of Class A Shares being put or called, as applicable, from the Holder, divided by (ii) the total number of Class A Shares held by the Holder as of such date immediately prior to such put or call, multiplied by (b) one hundred percent (100%).

             "Holder's  Put/Call Price" means an amount equal to (a) the product of (i) the Holder's Put/Call Percentage multiplied by (ii) the balance of the Holder's General Capital Account as of the last day of the applicable Contract Year (calculated as of such date by disregarding solely for these purposes for all Fiscal Years (i) any adjustments or special allocations to General Capital Accounts made pursuant to Sections 7.12, 7.13 and 7.14 of the Operating Agreement; (ii) any distributions made by the Company pursuant to Section 7.06, and (iii) all items of Company income, gain, loss, deduction or credit, but taking into account for all Fiscal Years (i) the net gain or net loss, as applicable, resulting from the deemed sale of assets upon each Book Event as calculated pursuant to Section 7.02(a)(iii) of the Operating Agreement, with such net gain or net loss allocated as "Net Property Gain" or "Net Property Loss" pursuant to Section 7.04(b) thereof (and, in calculating such net gain or net loss, the book value of the Company property immediately prior to such calculation shall be deemed to be the book value thereof immediately following the preceding Book Event or, if there is no such preceding Book Event, the book value thereof as of the Effective Date, so that the net gain or net loss, as applicable, is solely attributable to changes in the fair market value of Company property (as defined in Section 7.02(a)(iii) of the Operating Agreement) over the period such net gain or net loss is calculated), (ii) the adjustments to General Capital Accounts pursuant to Section 7.02(a)(i) and 7.02(d) and (iii) any reallocation of General Capital Account balances resulting from a transfer or forfeiture of Class A Shares), and minus (b) the product of (x) one-third of all amounts paid or payable by all Sellers (as defined in the Purchase Agreement) (excluding for these purposes payments with respect to representations and covenants made severally under Article 4 and Sections 5.3, 5.7, 5.22, 7.5, 8.1(b) and 8.4 of the Purchase Agreement) in the aggregate pursuant to Article 11 of the Purchase Agreement multiplied by (y) a fraction, the numerator of which is the number of Class A Shares being put or called, as applicable, which were authorized and issued as of the Effective Date, and the denominator of which is the total number of Class A Shares held by all Management Members as of the Effective Date.

             "Put/Call Limit" means (i) with respect to the Put/Call Period relating to the Contract Year ended December 31, 1999, the Holder may not require the Buyer to purchase, and the Buyer may not purchase, more than twenty five percent (25%) of the total (vested and unvested) Class A Shares held by the original Holder as of the Effective Date, and (ii) with respect to the Put/Call Period relating to the Contract Year ended December 31, 2000, the Holder may not require the Buyer to purchase, and the Buyer may not purchase, more than an additional twenty-five percent (25%) of the total (vested and unvested) Class A Shares held by the original Holder as of the Effective Date.

             "Put/Call Period" means the period of sixty (60) days commencing on the date the Holder's Put/Call Price for the applicable Contract Year is finally determined in accordance with Section 4 of this Agreement and ending on the sixtieth (60th) day thereafter; provided, however, that the Put/Call Period with respect to any Accelerated Put Event under clause (a) or (b) of the definition thereof shall end on the date that is the later of (a) the end of such sixty
(60) day period or (b) the date that is fifteen (15) days following notice to the Holder from the Company of the appointment of a replacement for Seneca as President of the Company.

             "Put Notice" means the written notice given pursuant to Section 4 of this Agreement by the Holder to the Buyer of the Holder's exercise of its option to require the Buyer to purchase all or a portion of the Holder's remaining Class A Shares.

             "Related Equity Bonus Payment" means the product of (a) the Total Equity Bonus Payments paid or payable to the Holder multiplied by (b) the Holder's Put/Call Percentage.

            I.2    Put Option.

                  (a) At any time during any Put/Call Period (but not more frequently than once in any Put/Call Period), the Holder shall have the irrevocable right and option, by giving the Buyer a Put Notice, to require the Buyer to purchase all or a portion of the Holder's vested Class A Shares, subject to the Put/Call Limit (if applicable), for an amount equal to the Holder's Put/Call Price. Notwithstanding the foregoing, in the event of an Accelerated Put Event specified in clause [(a), (b) or (c)] [(a) and (b) are not included in Seneca's Put/Call Agreement] of the definition thereof, the rights of the Holder hereunder may only be exercised upon either (i) the written determination by Seneca if she is then the President of the Company or (ii) if Seneca is not then President of the Company, the affirmative vote or written consent of Management Members holding not less than fifty percent (50%) of the then outstanding Class A Shares held by Management Members (excluding, in the event of the death of Seneca as specified in clause (a) of the definition of an Accelerated Put Event, Class A Shares held by Seneca or her Transferees upon death), which written determination, vote or consent sets forth the information required in a Put Notice described below (a "Management Vote"), and in the event of a Management Vote permitting the exercise of the Holder's put rights hereunder, the Holder shall be deemed to have exercised such rights without any further action or notice on the part of such Holder).

                  (b) On the date of sale designated in the Put Notice, the Holder shall sell, assign, convey, transfer and deliver to the Buyer the Class A Shares being sold, free and clear of all liens, restrictions and encumbrances (other than those set forth in the Operating Agreement) against payment therefor by wire transfer to an account in a bank located in the United States designated by the Holder for such purposes.

                  (c) The Put Notice (which shall be irrevocable) shall (i) state the number of Class A Shares and/or fraction thereof being sold in the aggregate and per Management Member in the event of a put pursuant to a Management Vote, (ii) designate the date of sale, which date shall be not less than ten (10) days nor more than twenty (20) days from the effective date of such Put Notice (provided that such date of sale shall be extended to the extent necessary to comply promptly with The Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act")), and (iii) state the applicable Holder's Put/Call Price or, in the event of a put pursuant to a Management Vote, for each Management Member as determined in accordance with his or her respective Put/Call Agreement. With respect to an exercise of the Put pursuant to a Management Vote, delivery to the Buyer by any Management Member of the applicable written determination, vote or written consent shall constitute a Put Notice on behalf of the Holder and each of the other Management Members.

            I.3    Call Option.

                  (a) At any time during any Put/Call Period (but not more frequently than once in any Put/Call Period), the Buyer shall have the irrevocable right and option, by giving a Call Notice to the Holder, to purchase all or a portion of the Holder's vested Class A Shares for an amount equal to the Holder's Put/Call Price for such Put/Call Period.

                  (b) On the date of purchase designated in the Call Notice, the Holder shall Transfer and deliver to the Buyer the vested Class A Shares being purchased, free and clear of all liens, restrictions and encumbrances (other than those set forth in the Operating Agreement) against payment therefor by wire transfer to an account in a bank located in the United States designated by the Holder for such purpose.

                   (c) The Call Notice (which shall be irrevocable) shall (i) state the number of Class A Shares and/or fraction thereof being purchased (in the aggregate and per Management Member in the event of a call other than a call resulting from an Accelerated Call Event), (ii) designate the date of purchase, which date shall be not less than ten (10) days nor more than twenty (20) days from the effective date of such Call Notice (provided that such date of purchase shall be extended to the extent necessary to comply promptly with the HSR Act), and (iii) state the applicable Holder's Put/Call Price.

            I.4 Determination of Fair Market Value and Holder's Put/Call Price. Within sixty (60) days after the end of each Contract Year, the Company shall prepare and deliver to the Buyer and the Holder a statement of the Fair Market Value of the Company for such Contract Year and the related Holder's Put/Call Price and any unpaid Related Equity Bonus Payment. Buyer and the Holder shall have a period of fifteen (15) days after delivery of such statement to present in writing to the other party any objections the objecting party may have to the statement of the Fair Market Value of the Company for such Contract Year and the related Holder's Put/Call Price, which objections shall be set forth in reasonable detail. If no objections are raised within such fifteen (15) day period by the Buyer or by any Holder, the calculations of the Fair Market Value of the Company for such Contract Year and the related Holder's Put/Call Price shall be deemed accepted and approved by the parties hereto and shall be final, binding and conclusive upon the parties and be deemed finally determined on such fifteenth (15th) day (or such earlier date as may be agreed to in writing by the Buyer and the Holder). If either party shall object in any respect as to the calculation of the Fair Market Value of the Company for such Contract Year and/or the related Holder's Put/Call Price, the parties shall use their best efforts promptly to resolve the matter or matters in disagreement. If the Buyer and the majority in interest of the objecting Holders under the Put/Call Agreements resolve the matter or matters in disagreement, the parties shall, in writing, either confirm or revise the Company's calculations of the Fair Market Value of the Company for such Contract Year and the related Holder's Put/Call Price and such calculations shall be final, binding and conclusive upon the Buyer and all Management Members, whether or not objecting Holders, and shall be deemed finally determined on the date of such written confirmation or revision. If the Buyer and the majority in interest of the objecting Holders under the Put/Call Agreements are unable to resolve the matter or matters in disagreement within ten (10) days following receipt of written notice from the last objecting party of such party's objections, then the items in dispute shall be submitted to a mutually agreed upon "big six" accounting firm (the "Neutral Accountants") for resolution. Each party shall furnish or cause to be furnished to the Neutral Accountants such workpapers and other documents and information relating to the disputed issues as the Neutral Accountants may request and are available to that party (or its independent public accountants), and each party shall be afforded the opportunity to present to the Neutral Accountants any material relating to the determination and to discuss the determination with the Neutral Accountants. The Neutral Accountants shall be directed to furnish written notice to the parties of their resolution of any disputed issues referred to them as soon as practicable but in no event later than twenty (20) days following the referral of such disputed issues to the Neutral Accountants. The determination by the Neutral Accountants, as set forth in such notice, shall be final, binding and conclusive upon the Buyer and all Management Members, whether or not objecting Holders, on the date of such notice. The fees of the Neutral Accountants, if required hereunder, shall be borne by whichever of the Buyer and the objecting Holders whose position as presented to the Neutral Accountants is furthest from the final determination.

            I.5 Equity Bonus Shares. Immediately upon the payment of the Holder's Put/Call Price as contemplated by this Agreement, to permit the Company to make any previously unpaid Related Equity Bonus Payment, the Buyer shall make a capital contribution to the Company in the amount of such unpaid Related Equity Bonus Payment. The Company shall for these purposes be a third party beneficiary entitled to enforce this Agreement.

            I.6 Representations and Warranties of the Holder. The Holder hereby represents and warrants to the Buyer as follows:

                  (a) The Holder has the legal right, power, authority and capacity to execute and deliver this Agreement, to consummate the transactions contemplated hereby and to perform the Holder's obligations hereunder.

                  (b) This Agreement has been duly executed and delivered by the Holder and is a legal, valid and binding obligation of the Holder enforceable against the Holder in accordance with its terms, except as limited by the effect of bankruptcy, insolvency, reorganization, moratorium and similar laws relating to or affecting creditors' rights generally and court decisions with respect thereto.

                  (c) Neither the execution and delivery of this Agreement nor the consummation of the transactions contemplated hereby will (i) to the Holder's knowledge, conflict with or violate any provision of law, domestic or foreign, applicable to or binding upon the Holder, (ii) to the Holder's knowledge, violate any provision of any regulation, order, writ, injunction or decree of any court or Governmental Entity (as defined in the Purchase Agreement) applicable to or binding upon the Holder or (iii) violate, conflict with, result in a breach of, constitute a default (or an event which, with notice or lapse of time or both, would constitute a default) under, or result in the termination, cancellation or acceleration of, any lease, license, contract, agreement, commitment or instrument to which the Holder is a party.

                  (d) The Holder has as of the date of this Agreement, and at the date of any Transfer of Class A Shares to the Buyer pursuant hereto will have, good, valid and marketable title to the Class A Shares, free and clear of all liens, restrictions and encumbrances (other than those set forth in the Operating Agreement), and the right, power and capacity to Transfer and deliver the same as contemplated by this Agreement, free and clear of all such liens, restrictions and encumbrances, subject to the terms of the Operating Agreement (including, without limitation, provisions therein restricting the Transfer of Class A Shares).

            I.7 Covenant of the Holder. The Holder hereby acknowledges and agrees that the Holder's Put/Call Price pursuant to this Agreement may be equitably reduced as and to the extent contemplated by Section 7.11 of the Operating Agreement.

            I.8 Representations and Warranties of the Buyer. The Buyer hereby represents and warrants to the Holder and the Company as follows:

                  (a) The Buyer has full corporate power and authority to execute and deliver this Agreement, to consummate the transactions contemplated hereby and to perform its obligations hereunder.

                  (b) This Agreement has been duly and validly authorized by all necessary corporate action of the Buyer, has been duly executed and delivered by the Buyer and is a legal, valid and binding obligation of the Buyer, enforceable against the Buyer in accordance with its terms, except as limited by the effect of bankruptcy, insolvency, reorganization, moratorium and similar laws relating to or affecting creditors' rights generally and court decisions with respect thereto.

                  (c) Neither the execution and delivery of this Agreement nor the consummation of the transactions contemplated hereby will (i) conflict with or violate any provision of law, domestic or foreign, applicable to or binding upon the Buyer, (ii) violate any provision of any regulation, order, writ, injunction or decree of any court or Governmental Entity (as defined in the Purchase Agreement) applicable to or binding upon the Buyer or (iii) violate, conflict with, result in a breach of, constitute a default (or an event which, with notice or lapse of time or both, would constitute a default) under, or result in the termination, cancellation or acceleration of, any lease, license, contract, agreement, commitment or instrument to which the Buyer is a party.

            I.9 Notices. Except as expressly set forth to the contrary in this Agreement, all notices, requests, instructions or consents provided for or permitted to be given under this Agreement must be in writing and shall be given either by registered or certified mail, addressed to the recipient, with return receipt requested, or by delivering the writing to the recipient in person, by courier, or by facsimile transmission; and a notice, request, instruction or consent given under this Agreement is effective upon receipt or three (3) days after the date mailed, whichever is sooner. Whenever any notice is required to be given by law or this Agreement, a written waiver thereof signed by the Person entitled to notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice. All notices, requests, instructions and consents to be given to the Holder or the Buyer must be sent or delivered at the address given for that party as specified below or, with respect to the Holder, such other address as the Holder may specify by written notice to the Buyer and the Company or, with respect to the Buyer, such other address as the Buyer may specify by written notice to the Holder and the
Company:

                             If to the Buyer:Phoenix Duff & Phelps Corporation
                                                           56 Prospect Street
                                             Hartford, Connecticut 06115-0480
                                           Attention: Chief Executive Officer
                                                    Telephone: (860) 453-5365
                                                    Facsimile: (860) 403-5455

                                                              With copies to:

                                            Phoenix Duff & Phelps Corporation
                                                           56 Prospect Street
                                             Hartford, Connecticut 06115-0480
                                           Attention: Thomas N. Steenburg, Esq.
                                           Vice President and General Counsel
                                                    Telephone: (860) 403-5261
                                                    Facsimile: (860) 403-7600

                                                                          and

                                                Stroock & Stroock & Lavan LLP
                                                              180 Maiden Lane
                                                New York, New York 10038-4982
                                           Attention: David L. Finkelman, Esq.
                                                    Telephone: (212) 806-5400
                                                    Facsimile: (212) 806-6006

                                  If to the Holder:___________________________
                                                  ===========================
                                                                   Attention:
                                                                   Telephone:
                                                                   Facsimile:

                                                              With a copy to:

                                                Seneca Capital Management LLC
                                                    909 Montgomery, Suite 500
                                                     San Francisco, CA  94133
                                                   Attention:  Gail P. Seneca
                                                   Telephone:  (415) 677-1550
                                                   Facsimile:  (415) 677-1629

                                                                          and

                                                 Goodwin, Procter & Hoar  LLP
                                                               Exchange Place
                                                              53 State Street
                                             Boston, Massachusetts 02109-2881
                                           Attention:  Richard E. Floor, P.C.
                                                   Telephone:  (617) 570-1260
                                                   Facsimile:  (617) 570-8150

            I.10 Survival of Representations and Warranties. All representations, warranties and agreements in this Agreement shall survive execution and delivery hereof and any Transfer of Class A Shares pursuant hereto until the later of (i) expiration of the final Put/Call Period in year 2002 and
(ii) the date that is the second anniversary of the purchase by the Buyer of all Class A Shares held by the Holder pursuant hereto.

            I.11 Equitable Relief. The Buyer and the Holder each acknowledge and agree that the other would be irreparably damaged in the event any of the provisions of this Agreement were not performed by it in accordance with the specific terms or were otherwise breached and that monetary damages will be an inadequate remedy of such non-performance or breach. Accordingly, in addition to any other remedy that the damaged party may have, the damaged party shall be entitled to enforce the specific performance of the provisions of this Agreement and to seek both permanent and temporary relief in the event of any non-performance of breach hereof.

            I.12 Counterparts. This Agreement may be executed in any number of counterparts (including executed counterparts delivered and exchanged by facsimile transmission) with the same effect as if all signing parties had originally executed the same document, and all counterparts shall be construed together and shall constitute the same instrument.

            I.13 Entire Agreement. This Agreement, the Purchase Agreement, the Operating Agreement and the other agreements referred to herein or therein, dated as of the Effective Date, constitute the entire agreement of the parties hereto with respect to the transactions contemplated hereby and thereby and supersede any and all other oral or written agreements heretofore.

            I.14 Amendments. This Agreement may be amended or modified from time to time only (a) by a written instrument signed by the Buyer and the Holder or
(b) by agreement of the Buyer and all Holders by Management Vote, provided that all Put/Call Agreements are amended in the same manner; provided, however, that any such amendment or modification that contradicts the provisions or intent of the Operating Agreement shall be null and void and of no effect whatsoever.

            I.15 Governing Law. This Agreement is governed by and shall be construed in accordance with the laws of the State of California, exclusive of its conflict-of-laws principles.

            I.16 Severability. If any provision of this Agreement or the application thereof to any Person or circumstance is held invalid or unenforceable to any extent, the remainder of this Agreement and the application of that provision shall be enforced to the fullest extent permitted by law.

            I.17 Assignment. Except upon a Transfer of Class A Shares by the Holder as permitted by and in accordance with the terms of the Operating Agreement, this Agreement may not be assigned in whole or in part by the Holder, without the prior written consent of the Buyer. Upon any Transfer of Class A Shares by the Holder in accordance with the terms of the Operating Agreement, the Transferee shall take the Shares subject to this Agreement and a proportionate share of the rights and obligations under this Agreement shall be deemed to be transferred to the Transferee, effective upon such Transfer. Promptly upon request, each of the parties hereto (including without limitation any Transferee) agrees to enter into such further agreements or take such further actions as may be reasonably necessary or appropriate to reflect such Transfer and the rights and obligations of the parties thereafter or resulting therefrom. No assignment by the Buyer of this Agreement shall relieve the Buyer of any of its obligations under this Agreement, and the Buyer may not assign this Agreement (except by operation of law as a result of a merger or consolidation transaction) without the written consent of the Holder.

            I.18 Binding Effect. Subject to the restrictions on assignment set forth herein, this Agreement is binding on and inures to the benefit of the parties hereto and their respective heirs, legal representatives, successors and permitted assigns, and the term "Holder" shall include any such heir, representative, successor or assign.

            I.19 Interpretation. For purposes of this Agreement, all nouns, pronouns and verbs used in this Agreement shall be construed as masculine, feminine, neuter, singular or plural, whichever shall be applicable. Titles or captions of Sections contained in this Agreement are inserted as a matter of convenience and for reference, and in no way define, limit, extend or describe the scope of this Agreement or the intent of any provision hereof.

                                [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

             IN WITNESS WHEREOF, the Buyer and the Holder have executed this Agreement, and the Company has acknowledged and agreed to the provisions of this Agreement, on and as of the date first above written.


                    BUYER: PHOENIX DUFF & PHELPS CORPORATION


                                         By:
                                                                        Name:
                                                                       Title:


                                     HOLDER:                         [HOLDER]








             Acknowledged and Agreed:



             SENECA CAPITAL MANAGEMENT LLC


             By:
                  Gail P. Seneca, President


    The following individuals were party to an execute Put/Call Agreement of the Form described above:

              Richard D. Little
              Ron K. Jacks
              Charles Dicke
              Laura Pantaleo
              Janice Diamond
              Sandra Westhoff
              Belinda Melton
              Harold Nathan