Form 10-Q
period 1997-09-30
PHOENIX DUFF & PHELPS CORP
filed 1997-11-14
CIK 883237

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ------------


                                    FORM 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 1-10994

                                  --------------


                For the quarterly period ended September 30, 1997



                        PHOENIX DUFF & PHELPS CORPORATION









DELAWARE
95-4191764
                    (State of
Incorporation)                                            (I.R.S. Employer
Identification No.)


56 Prospect St., Hartford, Connecticut
06115-0480                                  (860) 403-5000
         (Address of principal executive offices)
(Registrant's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


On October 31, 1997, the registrant had 44,090,261 shares of $.01 par value common stock outstanding.

               PHOENIX DUFF & PHELPS CORPORATION AND SUBSIDIARIES

                        Quarter Ended September 30, 1997

                                      Index


PART I   -   FINANCIAL INFORMATION:

                                                                      Page
                                                                      ----
   Item 1. Consolidated Financial Statements:

           Consolidated Condensed Statements of Financial Condition.    3
              September 30, 1997 and December 31, 1996

           Consolidated Statements of Income .......................    4
              Three Months Ended September 30, 1997 and
              Three Months Ended September 30, 1996

           Consolidated Statements of Income .......................    5
              Nine Months Ended September 30, 1997 and
              Nine Months Ended September 30, 1996

           Consolidated Condensed Statements of Cash Flows .........    6
              Nine Months Ended September 30, 1997 and
              Nine Months Ended September 30, 1996

           Notes to the Consolidated Financial Statements...........    7


   Item 2. Management's Discussion and Analysis of:

           Results of Operations and Financial Condition............   12

           Liquidity and Capital Resources .........................   16


PART II   -   OTHER INFORMATION:


   Item 4. Submission of Matters to a Vote of Security Holders......   17

   Item 6. Exhibits and Reports on Form 8-K.........................   17

   Signatures......................................................    18

PART  I.     Financial Information
 Item 1.     Consolidated Financial Statements


               Phoenix Duff & Phelps Corporation and Subsidiaries
            Consolidated Condensed Statements of Financial Condition
                                 (In thousands)

                                                        (Unaudited)
                                                       September 30,December 31,
                                                             1997      1996
Assets
Current Assets
 Cash and cash equivalents                                $  58,485  $ 22,466
 Marketable securities, at market                            12,932     4,070
 Accounts receivable                                         29,997    25,668
 Prepaid expenses and other current assets                    1,865     4,287
                                                          ---------  --------
     Total current assets                                   103,279    56,491

Deferred commissions                                          3,601    17,749
Furniture, equipment and leasehold improvements, net         10,509     8,377
Goodwill and intangible assets, net                         473,360   226,754
Investment in Beutel, Goodman & Company Ltd.                 31,214    31,746
Long-term investments and other assets                       28,106    24,567
                                                         ---------   --------
     Total assets                                         $ 650,069  $365,684
                                                         ==========  ========

Liabilities and Stockholders' Equity
Current Liabilities
 Accounts payable and accrued liabilities                 $  25,623  $ 13,306
 Due to seller                                               31,576
 Short-term notes payable                                     9,497
 Payables to related parties                                  5,286     3,874
 Broker-dealer payable                                        7,664     8,487
 Current portion of long-term debt                                      2,500
                                                          ---------  --------
     Total current liabilities                               79,646    28,167

Deferred taxes, net                                          71,458    33,860
Long-term debt, net of current portion                      191,938    14,000
Lease obligations and other long-term liabilities             9,288     7,884
                                                          ---------  --------
     Total liabilities                                      352,330    83,911
                                                          ---------  --------

Minority Interest                                               552

Series A Convertible Exchangeable Preferred Stock            78,822    78,504
                                                           --------  --------

Stockholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized,
 44,290,261 and 44,037,416 shares issued, 44,090,261 and
 44,037,416 shares outstanding and 200,000 and zero shares
 held in treasury                                               443       440
Additional paid-in capital                                  188,532   185,415
Retained earnings                                            18,484    12,812
Net unrealized gain on securities available for sale         12,957     4,932
Foreign currency translation                                   (501)    (330)
Treasury stock                                               (1,550)
                                                          ---------  --------
   Total stockholders' equity                               218,365   203,269
                                                          ---------  --------
   Total liabilities and stockholders' equity             $ 650,069  $365,684
                                                          =========  ========




          The accompanying notes are an integral part of these statements.

               Phoenix Duff & Phelps Corporation and Subsidiaries
                        Consolidated Statements of Income
                      (In thousands, except per share data)

                                                             (Unaudited)
                                                Three months ended September 30,
                                                           1997        1996
Revenues
Investment management fees                             $  36,565     $ 28,833
Mutual funds - ancillary fees                              5,152        6,110
Other income and fees                                        532          985
                                                       ---------     --------
       Total revenues                                     42,249       35,928
                                                       ---------     --------

Operating Expenses
Employment expenses                                       18,247       12,694
Other operating expenses                                  10,191        8,319
Depreciation and amortization of
 leasehold improvements                                      697          540
Amortization of goodwill and intangible assets             3,672        2,436
Amortization of deferred commissions                                    1,531
                                                       ---------     --------
    Total operating expenses                              32,807       25,520
                                                       ---------     --------

Operating Income                                           9,442       10,408
                                                       ---------     --------

Other Income - Net                                         1,335          912
                                                       ---------     --------

Interest (Expense) Income - Net
Interest expense                                          (1,505)        (409)
Interest income                                              776          475
                                                       ---------     --------
    Total interest (expense) income - net                   (729)          66
                                                       ---------     --------

Income to Minority Interest                                 (290)

Income before income taxes                                 9,758       11,386
Provision for income taxes                                 3,676        5,056
                                                       ---------     --------

Net Income                                                 6,082        6,330
Series A preferred stock dividends                         1,188        1,184
                                                       ---------     --------
Income available to common stockholder                 $   4,894     $  5,146
                                                       =========     ========

Weighted average shares outstanding
  Primary                                                 44,696       44,088
  Fully diluted                                           54,599       53,944

Earnings per share
  Primary                                              $     .11     $    .12
  Fully diluted                                                      $    .12








        The accompanying notes are an integral part of these statements.

               Phoenix Duff & Phelps Corporation and Subsidiaries
                        Consolidated Statements of Income
                      (In thousands, except per share data)

                                                              (Unaudited)
                                                 Nine months ended September 30,
                                                             1997       1996
Revenues
Investment management fees                               $  92,248    $ 89,132
Mutual funds - ancillary fees                               16,304      16,285
Financial consulting and investment research fees                        7,699
Other income and fees                                        2,758       3,124
                                                         ---------    --------
    Total revenues                                         111,310     116,240
                                                         ---------    --------

Operating Expenses
Employment expenses                                         49,001      44,882
Other operating expenses                                    27,243      28,332
Depreciation and amortization of
 leasehold improvements                                      1,944       1,624
Amortization of goodwill and intangible asset,net            8,403       7,266
Amortization of deferred commissions                         2,836       4,155
                                                         ---------    --------
    Total operating expenses                                89,427      86,259
                                                         ---------    --------

Operating Income                                            21,883      29,981
                                                         ---------    --------

Other Income - Net                                             764       4,425
                                                         ---------    --------

Gain on Sale                                                 6,907

Interest (Expense) Income - Net
Interest expense                                            (1,954)     (1,319)
Interest income                                              1,399       1,456
                                                         ---------    --------
    Total interest (expense) income - net                     (555)        137
                                                         ---------    --------

Income to Minority Interest                                   (290)

Income before income taxes                                   28,709     34,543
Provision for income taxes                                   11,541     14,508
                                                          ---------   --------

Net Income                                                   17,168     20,035
Series A preferred stock dividends                            3,562      3,529
                                                          ---------   --------
Income available to common stockholders                   $  13,606   $ 16,506
                                                          =========   ========

Weighted average shares outstanding
  Primary                                                    44,555     44,004
  Fully diluted                                              54,488     53,898

Earnings per share
  Primary                                                 $     .31   $    .38
  Fully diluted                                                       $    .37






          The accompanying notes are an integral part of these statements.

               Phoenix Duff & Phelps Corporation and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                 (In thousands)

                                                             (Unaudited)
                                                 Nine months ended September 30,
                                                               1997      1996
Cash flows from operating activities:
Net income                                                   $ 17,168 $ 20,035
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization of leasehold improvements       1,944    1,624
  Amortization of goodwill and intangible assets                8,403    7,266
  Amortization of deferred commissions                          2,836    4,155
  Income to minority interest                                     290
  Equity earnings of unconsolidated affiliates                   (658)  (4,675)
  Payments of deferred commissions                             (4,444)  (8,329)
  Gain on sale of deferred commissions asset                   (6,907)
  Changes in other operating assets and liabilities              (488)  (4,616)
 Unrealized (appreciation) depreciation on mutual fund
  investments                                                    (197)      27
                                                             -------- --------
        Net cash provided by operating activities              17,947   15,487
                                                             -------- --------

Cash flows from investing activities:
Purchase of subsidiaries, net of cash acquired               (179,075)
Duff & Phelps Capital Markets transaction                               (5,228)
Proceeds from the sale of deferred commissions asset           26,015
Proceeds from long-term investments                            11,246    2,672
Purchase of partnership interest                               (2,220)
Other investing activities                                      6,532    4,137
Capital expenditures, net                                      (1,726)  (2,354)
                                                             -------- ---------
         Net cash used in investing activities               (139,228)    (773)
                                                             -------- ---------

Cash flows from financing activities:
Borrowing (repayment) of long-term debt, net                  168,833     (400)
Dividends paid                                                (11,496) (10,089)
Stock repurchase                                               (1,550)
Other financing activities                                       (140)
Proceeds from issuance of stock                                 1,653    2,149
                                                             -------- --------
         Net cash provided by (used in)financing activities   157,300   (8,340)
                                                             -------- --------

Net increase in cash and cash equivalents                      36,019    6,374
Cash and cash equivalents, beginning of period                 22,466   16,306
                                                             -------- --------

Cash and cash equivalents, end of period                     $ 58,485  $22,680
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

2. Organization

   As described more fully in Notes 1 and 3 to PDP's Annual Report for the year ended December 31, 1996, PDP was formed on November 1, 1995 when Phoenix Securities Group Inc. (PSG), merged into Duff & Phelps Corporation (D&P). The transaction was accounted for as a purchase of D&P by PSG.

3. Merger Related Activity

   On September 3, 1997, PDP acquired Pasadena Capital Corporation ("Pasadena"), the parent company of Roger Engemann & Associates, Inc. PDP paid an initial purchase price of approximately $180 million. An additional payment will be made based on the adjusted net tangible assets of Pasadena as of the closing date. This additional purchase price, estimated at $31.6 million, has been reflected in the September 30, 1997 financial statements. The merger agreement further provides for an "earn-out", based on growth in management fee revenues of up to a total of $66 million to be paid out on the third, fourth and fifth anniversaries of the transaction. Pasadena, which operates in southern California, manages approximately $6.3 billion in assets, primarily individual accounts but also including The Pasadena Funds, a family of six equity mutual funds with approximately $968 million in assets under management at September 30, 1997.

   On July 17, 1997, PDP acquired a majority interest in GMG/Seneca Capital Management LLC ("GMG/Seneca"), a San Francisco based investment advisor. Under the terms of the transaction, GMG/Seneca was renamed Seneca Capital Management ("Seneca"). As consideration for the purchase of a majority interest, PDP paid $36.2 million, $26.7 million in cash and $9.5 million in short-term notes. Additional consideration of approximately $3.5 million, dependent upon the retention of certain revenue earning accounts, may be paid on January 1, 1999. The remaining interests in the Company continue to be held by Seneca senior management. Seneca, founded by Gail Seneca in 1989, managed $4.2 billion in assets at September 30, 1997.

   The purchase price for Pasadena and Seneca represents the consideration paid and the direct costs incurred by PDP to purchase Pasadena and a majority interest in Seneca. Preliminary analyses have been performed in order to identify intangible assets and to allocate purchase price to identifiable assets. The excess of purchase price over the fair value of acquired net tangible assets of Pasadena and Seneca totaled $218.4 million. Of this excess purchase price, $110.2 million has been identified as identifiable intangible assets, primarily associated with investment management contracts, which are being amortized over their estimated useful lives, using the straight-line method. The average estimated useful life of the identifiable intangible assets is 13 years. The remaining fair value adjustments to assets and liabilities totaled ($39.9) million. The remaining excess purchase price of $148.1 million has been classified as goodwill and is being amortized over 40 years using the straight-line method. Related amortization expense of $1.1 million has been charged to expense for the period ended September 30, 1997.

   The following table summarizes the calculation and allocation of purchase price (in thousands):

    Purchase Price:                      Pasadena        Seneca          Total
    Consideration paid or payable       $ 211,576      $  36,218      $ 247,794
    Transaction costs                       2,398          1,218          3,616
     Total Purchase Price               $ 213,974      $  37,436      $ 251,410
                                        =========      =========      =========

    Purchase Price Allocation:
    Fair value of acquired net assets   $ 30,720       $   2,248      $  32,968
    Identified intangibles                97,404          12,833        110,237
    Deferred taxes                       (39,935)                       (39,935)
    Goodwill                             125,785          22,355        148,140
                                        --------       ---------      ---------
    Total Allocation of Purchase Price  $213,974       $  37,436      $ 251,410
                                        ========       =========      =========

   In separate transactions, Phoenix Duff & Phelps entered into agreements to acquire Pasadena National Trust Company, for an estimated purchase price of $1.2 million, and GMG/Seneca Capital Management L.P., for an estimated purchase price of $.7 million.

   The following pro forma financial information for the three and nine months ended September 30, 1997 and 1996 is derived from the historical financial statements of PDP, Pasadena and Seneca, and gives effect to the acquisitions of Pasadena and a majority interest in Seneca by PDP. The pro forma financial information has been prepared assuming these acquisitions were effected on December 31, 1995.

                   Three months ended Sept.30,     Nine months ended Sept.30,
                  Pro Forma 1996 Pro Forma 1997  Pro Forma 1996  Pro Forma 1997
                           (In thousands, except per share amounts)

   Revenues            $ 52,756      $ 50,724       $ 153,821       $ 158,947
                       --------      --------       ---------       ---------

   Expenses
   Employment expenses   22,091        17,938          65,436          60,689
   Other expenses        13,481        13,734          43,229          44,153
   Amortization of
    goodwill and
    intangible assets     5,531         5,531          16,488          16,488
                       --------      --------       ---------       ---------
    Total Expenses       41,103        37,203         125,153         121,330
                       --------      --------       ---------       ---------

   Operating Income      11,653        13,521          28,668          37,617

   Other Income - Net     2,034           836          13,399           4,484

   Interest Expense-Net   2,686         2,784           8,043           8,699

   Income to Minority
    Interest               (360)         (225)           (800)           (674)
                       ---------     --------       ---------       ---------

   Income before income
     taxes                10,641       11,348          33,224          33,728
   Provision for income
     taxes                 4,875        5,411          14,698          14,783
                       ---------     --------       ---------       ---------

   Net Income          $   5,766    $   5,937       $  18,526       $  17,945
                       =========    =========       =========       =========

   Earnings per  share
    Primary                  .10          .11            .32              .33
    Fully Diluted             --           --             --               --

4. Dividends and Other Capital Transactions

   For the periods ended September 30, 1997 and September 30, 1996, earnings per share were computed using weighted average shares of common stock and common stock equivalents outstanding. Common stock equivalents are based on outstanding stock options under nonqualified stock option plans.

   On October 22, 1997, the Company's Board of Directors approved quarterly dividends of $.06 per common share and $.375 per preferred share, payable December 10, 1997 to stockholders of record on November 28, 1997.

   As of September 30, 1997, the Company, in accordance with the previously announced stock repurchase program, had purchased 200,000 shares of PDP common stock at a total cost of $1.6 million.

5. Investment in Beutel, Goodman & Company Ltd.

   At September 30, 1997, PDP had a 49% interest in the outstanding common stock of Beutel, Goodman & Company Ltd. (BG). In 1997, BG's Shareholders' Agreement was amended allowing PDP to recognize up to 100% of BG's earnings. BG is a Canadian-based investment counseling firm with approximately $10.5 billion in assets under management at September 30, 1997.

   PDP's   consolidated   condensed   statements  of  financial   condition  and
   consolidated income statements contain the following components related to the BG investment:

                                                   September 30,   December 31,
                                                       1997            1996
                                                          (in thousands)
   Statements of Financial Condition:
   Acquisition costs of investment in BG's
     common stock                                    $ 30,045        $ 30,045
   Equity in BG net income                              7,287           4,021
   Dividends received                                  (2,870)           (285)
   Amortization of BG acquisition costs over
     proportional net equity in BG's assets            (2,387)         (1,476)
   Deferred tax on translation adjustments               (360)           (229)
   Currency translation adjustments                      (501)           (330)
                                                     --------        --------

   Total BG investment                               $ 31,214        $ 31,746
                                                     ========        ========

                                                   September 30,   September 30,
                                                       1997            1996
                                                          (in thousands)
   Statements of Income:
   Equity in BG net income                           $  3,266        $  2,744
   Amortization                                          (911)         (1,119)
   Interest income - BG debentures                                        404
                                                     --------        --------
                                                     $  2,355        $  2,029
                                                     ========        ========

   The PDP consolidated condensed statements of financial condition contain currency translation adjustments, related to the investment in BG, as a component of stockholders' equity. These losses, resulting from the translation of foreign currency, are deferred and accumulated in stockholders' equity until the investment in BG is sold or substantially liquidated.

   The following reflects summarized BG financial information for the nine months ended September 30,:

                                                            1997         1996
                                                             (in thousands)

   Total revenues                                        $ 24,176      $21,716
   Net income                                            $  3,108      $ 5,165


6.  Other Investments

   In the first quarter of 1997, D&P CBO Partners, LP (D&P CBO) and Windy City CBO Partners, LP (WCCBO) were liquidated. In accordance with the respective partnership agreements, the remaining assets of the partnerships were sold, obligations were settled and all remaining cash was distributed to the partners. PDP received cash proceeds of zero and $11.2 million from the liquidation of D&P CBO and WCCBO, respectively. As a result of the liquidation of the partnerships, PDP recognized losses of zero and $1.5 million, respectively, from D&P CBO and WCCBO representing its share of partnership losses up to the date of liquidation.

7. Capital Markets

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

8. Sale of Deferred Commissions

   On June 26, 1997, PDP sold its title and interest in the balance of its deferred commissions asset to an unrelated third party. PDP recognized a gain of $6.9 million based on cash proceeds of $26.0 million and a book value of $19.1 million at the time of the sale. As part of the transaction, the third party is entitled to receive the distributor fees and contingent deferred sales charges related to the Company's outstanding "B" share mutual funds.

   PDP has a three year commitment, expiring June 26, 2000, from the unrelated third party to purchase all commissions, excluding those of Pasadena, incurred by the Company upon the sale of "B" share mutual funds.

9. Long-term Debt

   At September 30, 1997, PDP had outstanding borrowings of $190 million under a new $200 million Credit Agreement with a consortium of banks. Borrowings under this agreement are unsecured, mature in five years and bear interest at variable rates. Interest rates on such borrowings for the period ended September 30, 1997 were 6.0%. The outstanding balance is due in 2002. Phoenix Duff & Phelps' majority shareholder, Phoenix Home Life Mutual Insurance Company, has guaranteed the obligation.

   The Credit Agreement contains financial and operating covenants including, among other provisions, requirements that PDP maintain certain financial ratios and satisfy certain financial tests, including restrictions on the ability to incur indebtedness and limitations on PDP's capital expenditures. As of September 30, 1997, PDP was in compliance with these covenants.

   PDP financed the acquisitions of Pasadena and Seneca through existing resources and borrowings under the new Credit Agreement.

10.Recent Accounting Pronouncements

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement simplifies the standards for computing earnings per share ("EPS"). Basic EPS will replace primary EPS. Basic EPS will be computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS will be computed similarly to the present fully diluted EPS. Dual presentation of the basic and fully diluted EPS will be required on the face of the income statement. A reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation will be required. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. Restatement of all prior period EPS data will be required. Had EPS calculations for the Company been computed for the three and nine months ended September 30, 1997 using the SFAS No. 128 methodology, basic EPS would have been $.11 and $.31 per share, respectively, and diluted EPS would have been $.11 and $.31 per share, respectively. EPS calculations for the same periods in 1996 using the SFAS No. 128 methodology would not have been materially different from the reported amounts.

11.Subsequent Event

   On October 24, 1997, the Company received a distribution of $5.4 million from its equity investment in Financial Alliance Investors I, L.P. representing the Company's share of the proceeds realized by the partnership upon the sale of its interest in Financial Alliance Processing Services, Inc. In 1996, the Company had invested $2.0 million in Financial Alliance Investors I, L.P.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Assets Under Management

At September 30, 1997, PDP had $45.2 billion of assets under management, an increase of $10.8 billion from June 30, 1997, and $11.7 billion from September 30, 1996. This increase is primarily the result of the acquisitions of Pasadena Capital Corporation, on September 3, 1997, and a majority interest in Seneca Capital Management, on July 17, 1997, which increased assets under management by $10.2 billion. Since the revenues of the Company are substantially earned based upon assets under management, this information is important to an understanding of the business.

                                            (In millions)
                        September 30,  June 30,    December 31, September 30,
                            1997         1997          1996         1996
                          ---------   ---------     ---------     ---------
Open-end Mutual Funds     $  13,371   $  11,727     $  11,532     $  11,511
Managed Accounts *            5,545         242
Closed-end Mutual Funds       3,106       3,015         2,984         2,867
Institutional **             15,969      12,367        12,276        12,387
PHL General Account           7,171       7,046         6,857         6,743
                          ---------   ---------     ---------     ---------
                          $  45,162   $  34,397     $  33,649     $  33,508
                          =========   =========     =========     =========


* Managed Accounts represent assets which are individually managed for retail clients through broker-dealer sponsored programs.
** Institutional includes 100% of the assets managed by Seneca Capital
   Management.

Three Months Ended September 30, 1997 Compared with Three Months Ended September 30, 1996

Investment management fees of $36.6 million for the three months ended September 30, 1997, which includes $7.5 million for Pasadena and Seneca, increased $7.8 million (27%) as compared to $28.8 million for the same period in 1996. Management fees earned from institutional accounts decreased $.5 million due to the loss of certain accounts. Management fees earned from open-end mutual funds, including institutional mutual funds, increased $.8 million as a result of an increase in average assets. Fees earned managing Phoenix Home Life Mutual Insurance Company's (PHL) sponsored variable products decreased $.2 million as a result of a change in the fee structure (which increased fund accounting fees) offset, in part, by an increase in assets under management.

Mutual funds - ancillary fees of $5.2 million for the three months ended September 30, 1997, which includes $.7 million for Pasadena, decreased $.9 million (16%) as compared to $6.1 million for the same period in 1996. Fund accounting fees increased $.7 million primarily as a result of a change in the fee structures for the open-end mutual funds and PHL sponsored variable products. Net distributor fees decreased $2.2 million due to a decrease in distributor fees of $1.2 million, primarily due to the sale of the deferred commissions asset and the related distributor fees, and an increase in trailing commissions expense of $1.0 million. Shareholder service agent fees decreased $.2 million as a result of a decline in mutual fund shareholder accounts.

Other income and fees of $.5 million for the three months ended September 30, 1997 decreased $.5 million (46%) as compared to $1.0 million for the same period in 1996, due to reduced contingent deferred sales charge income resulting from the sale of the Company's deferred commissions asset in the second quarter of 1997.

Employment expenses of $18.2 million for the three months ended September 30, 1997, which includes $3.4 million for Pasadena and Seneca, increased $5.5 million (44%) as compared to $12.7 million for the same period in 1996. In the third quarter of 1997, the Company incurred approximately $.3 million in fees for placement services associated with hiring additional investment professionals. The remaining increase was primarily the result of annual salary adjustments, incentives and increases in the workforce.

Other operating expenses of $10.2 million for the three months ended September 30, 1997, which includes $1.7 million for Pasadena and Seneca, increased $1.9 million (23%) as compared to $8.3 million for the same period in 1996.

Depreciation and amortization of leasehold improvements of $.7 million for the three months ended September 30, 1997, increased $.2 million (29%) from $.5 million for the same period in 1996 reflecting the inclusion of the depreciation and amortization of leasehold improvements expense of Pasadena and Seneca. Amortization of goodwill and intangible assets of $3.7 million for the three months ended September 30, 1997 increased $1.3 million (51%) primarily as a result of the amortization of the intangible assets and goodwill identified in the preliminary purchase price allocation of Pasadena and Seneca. Amortization of deferred commissions decreased $1.5 million (100%) for the three months ended September 30, 1997 compared to the same period in 1996 as a result of the sale of the deferred commissions asset in the second quarter of 1997, which eliminated the amortization charge.

Operating income of $9.4 million for the three months ended September 30, 1997 decreased $1.0 million (9%) as compared to $10.4 million for the same period in 1996 as a result of the changes discussed above.

Other income - net of $1.3 million for the three months ended September 30, 1997, which includes $.2 million for Pasadena and Seneca, increased $.4 million (46%) as compared to $.9 million for the same period in 1996. PDP's share of equity earnings from WCCBO was zero in the third quarter of 1997 compared to $.6 million for the third quarter of 1996, due to the liquidation of WCCBO in early 1997. In addition, PDP recorded $.1 million of losses in the third quarter of 1997 from its investment in Greystone Financial Group, representing its share of equity earnings in the company, compared to a $.5 million loss in the third quarter of 1996. PDP recorded income of $.3 million from its investment in Duff & Phelps/Inverness LLC as a result of a third quarter 1997 transaction as compared to zero in the third quarter of 1996. PDP's share of equity earnings from the DPIM/Nuveen joint venture was zero in the third quarter of 1997 compared to $.2 million for the third quarter of 1996. On January 1, 1997, the Company purchased the remaining interest in the DPIM/Nuveen joint venture and consolidated operations. The Company's share of the equity earnings of its investment in BG of $.8 million increased $.2 million for the three months ended September 30, 1997 as compared to $.6 million for the same period in 1996.

Interest expense of $1.5 million increased $1.1 million primarily as a result of interest charges resulting from the financing of the Pasadena and Seneca acquisitions. Interest income of $.8 million increased $.3 million primarily as a result of maintaining higher average cash balances prior to the Pasadena and Seneca acquisitions.

Income to minority interest of $.3 million for the three months ended September 30, 1997 represents the minority shareholders' interest in the equity earnings of Seneca, which is fully consolidated in the Company's financial statements.

The effective tax rate of 37.7% for the three months ended September 30, 1997decreased from 44.4% for the same period in 1996. The decrease in the effective tax rate represents the benefits resulting from settlements with federal and state tax authorities for the tax years 1990 to 1993, offset, in part, by the effect of goodwill amortization resulting from the Pasadena acquisition. In addition, in the third quarter of 1996, certain changes in expense sharing arrangements between subsidiaries increased the rate.

As a result of the effects discussed above, net income for the three months ended September 30, 1997 of $6.1 million represents a decrease of $.2 million (4%) compared to the $6.3 million for the third quarter of 1996.

Nine Months Ended September 30, 1997 Compared with Nine Months Ended September 30, 1996

Investment management fees of $92.2 million for the nine months ended September 30, 1997, which includes $7.5 million for Pasadena and Seneca, increased $3.1 million (3%) as compared to $89.1 million for the same period in 1996. Management fees earned from institutional accounts decreased $3.1 million as a result of the loss of certain accounts. Fees earned managing the open-end mutual funds increased $.1 million due to an increase in average assets. Management fees for institutional mutual funds, which were pooled separate accounts for two months of 1996, decreased $.7 million as a result of lost accounts and lower fees earned on institutional mutual funds as compared to pooled separate accounts. Fees earned managing PHL sponsored variable products decreased $.8 million as a result of a change in the fee structure (which increased fund accounting fees), which decreased investment management fees, offset, in part, by an increase in assets under management. Fees earned from Managed Accounts, excluding those managed by Pasadena, increased $.4 million as a result of increased accounts and positive performance. Fees earned from WCCBO, which ceased operations in early 1997, decreased $.3 million.

Mutual funds - ancillary fees remained unchanged at $16.3 million for the nine months ended September 30, 1997 and 1996, including $.7 million for Pasadena and Seneca in 1997. Fund accounting fees increased $1.9 million primarily as a result of a change in the fee structures for the open-end mutual funds and PHL sponsored variable products on which no fees were earned prior to January 1997. Net distributor fees decreased $1.4 million from the prior year primarily due to the sale of the deferred commissions asset and related distributor fees in the second quarter of 1997, offset by increased sales of B share mutual funds prior to the sale. Underwriter fees decreased $.4 million (19%) as a result of the closure of Capital Markets in 1996 and decreased sales of mutual funds, offset by underwriter fees received from certain PHL sponsored variable products. Shareholder service agent fees decreased $.7 million as a result of a decline in shareholder accounts.

Financial consulting and investment research services were not offered by PDP in 1997 as the operations of Duff & Phelps Capital Markets Co. and the fee-based investment research and securities businesses were divested and closed, respectively, in 1996.

Other income and fees of $2.8 million for the nine months ended September 30, 1997 decreased $.3 million (12%) as compared to $3.1 million for the same period in 1996, primarily as a result of reduced contingent deferred sales charge income resulting from the sale of the Company's deferred commissions asset in the second quarter of 1997, partially offset by increased redemptions in 1997 prior to the sale.

Employment expenses of $49.0 million for the nine months ended September 30, 1997, which includes $3.4 million for Pasadena and Seneca, increased $4.1 million (9%) as compared to $44.9 million for the same period in 1996. Employment expenses decreased $8.2 million due to the divestiture of Duff & Phelps Capital Markets Co. Non-recurring charges resulting from a senior executive exercising certain rights under his employment agreement resulted in an additional $1.6 million of employment expense being recognized in the first quarter of 1997. In addition, in 1997, the Company incurred approximately $1.0 million in fees for placement services associated with hiring additional investment professionals. The remaining increase was primarily the result of annual salary adjustments, incentives and increases in the workforce.

Other operating expenses of $27.2 million for the nine months ended September 30, 1997, which includes $1.7 million for Pasadena and Seneca, decreased $1.1 million (4%) from $28.3 million for the same period in 1996. Other operating expenses decreased $3.1 million due to the July 1996 divestiture of Duff & Phelps Capital Markets Co. In addition, a one-time loss of $.6 million was recognized in the second quarter of 1997 relating to the sublease of certain office space.

Depreciation and amortization of leasehold improvements of $1.9 million increased $.3 million (20%) from $1.6 million for the same period in 1996 primarily reflecting the inclusion of the depreciation and amortization expense of Pasadena and Seneca. Amortization of goodwill and intangible assets of $8.4 million for the nine months ended September 30, 1997 increased $1.1 million (16%) from $7.3 million for the same period in 1996 as a result of the amortization of the intangible assets and goodwill identified in the preliminary purchase price allocation of Pasadena and Seneca. Amortization of deferred commissions decreased $1.3 million (32%) for the nine months ended September 30, 1997 compared to the same period in 1996 as a result of the sale of the deferred commissions asset in the second quarter of 1997, which eliminated the amortization charge.

Operating income of $21.9 million for the nine months ended September 30, 1997 decreased $8.1 million (27%), as compared to $30.0 million for the same period in 1996, as a result of the changes discussed above.

Other income - net of $.8 million for the nine months ended September 30, 1997 decreased $3.6 million (83%) as compared to $4.4 million for the same period in 1996. PDP's share of losses from WCCBO was $1.5 million for the period from January 1, 1997 until operations were terminated in March, a decrease of $2.9 million from the $1.4 million earned in the first nine months of 1996. The Company's share of the Duff & Phelps/Inverness LLC joint venture income was $1.5 million for the nine months ended September 30, 1996, as a result of the joint venture's recognition of an advisory fee from a significant first quarter 1996 transaction, compared to $.3 million in equity earnings for the same period in 1997. The Company's share of the equity earnings of its investment in BG of $2.4 million increased $.7 million for the nine months ended September 30, 1997 as compared to $1.7 million for the same period in 1996. The Company's share of the equity earnings from its investment in DPIM/Nuveen was $.5 million for the first nine months of 1996. On January 1, 1997, the Company purchased the remaining interest in the joint venture and consolidated operations. In addition, PDP recorded $.6 million in losses for the nine months ended September 30, 1997 from its investment in Greystone Financial Group representing its share of equity earnings in the company, an increase of $.1 million as compared to the same period in 1996.

A gain on the sale of the Company's deferred commissions asset of $6.9 million was recognized in the second quarter of 1997. The sale, which was to an unrelated third party, resulted in proceeds of $26 million. As part of the transaction, the purchaser will fund future B share commissions and be entitled to distributor fees from the Company's outstanding B share mutual funds as well as any contingent deferred sales charges.

Interest expense of $2.0 million for the nine months ended September 30, 1997 increased $.6 million (48%) as a result of interest charges resulting from the financing of the Pasadena and Seneca acquisitions offset, in part, by a decrease in interest expense of $.5 million due to a decrease in outstanding debt on a previous credit facility. Interest income decreased $.1 million due to a decrease of $.4 million from the BG debentures, which were fully redeemed in December 1996, offset by increased interest income as a result of maintaining higher cash balances prior to the Pasadena and Seneca acquisitions.

Income to minority interest of $.3 million for the nine months ended September 30, 1997 represents the minority shareholders' interest in the equity earnings of Seneca, which is fully consolidated in the Company's financial statements.

The effective tax rate of 40.2% for the nine months ended September 30, 1997 decreased from 41.9% for the same period in 1996. The decrease in the effective tax rate represents the benefits resulting from settlements with federal and state tax authorities for the tax years 1990 to 1993, offset by the effect of goodwill amortization resulting from the Pasadena acquisition. In addition, in the third quarter of 1996, certain changes in expense sharing arrangements between subsidiaries increased the rate.

As a result of the effects discussed above, net income for the nine months ended September 30, 1997 of $17.2 million decreased $2.8 million (14%) compared to $20.0 million for the first nine months of 1996.

Liquidity and Capital  Resources

The Company's business is not considered to be capital intensive. Working capital requirements for the Company have historically been provided by operating cash flow. It is expected that such cash flows will continue to serve as the principal source of working capital for the Company for the near future.

The Company's current capital structure includes 3.2 million shares of Series A Preferred Stock with a stated value of $25.00 per share and 44.1 million shares of common stock. Dividends on the preferred stock would total $4.8 million per annum based on preferred shares outstanding at September 30, 1997. The current dividend rate on common stock is $.06 per share per quarter. If the dividend rate remains constant for 1997, the total dividend on common stock would be approximately $10.6 million based upon shares outstanding at September 30, 1997.

The Company has a bank credit agreement in place providing for a $200 million five year credit facility. The outstanding obligation under the credit agreement at September 30, 1997 was $190 million. An interest rate of approximately 6.0% was in effect on this borrowing as of September 30, 1997. The credit agreement contains financial and operating covenants including, among other provisions, requirements that the Company maintain certain financial ratios and satisfy certain financial tests, restrictions on the ability to incur indebtedness, and limitations on the amount of the Company's capital expenditures. At September 30, 1997, the Company was in compliance with all covenants contained in the credit agreement. The Company believes that funds from operations and amounts available under the credit agreement will provide adequate liquidity for the foreseeable future.

Management considers the liquidity of the Company to be adequate to meet present and anticipated needs.

PART II. Other Information
 Item 4. Submission of Matters to a Vote of Security Holders

      No items submitted.

Item 6. Exhibits and Reports on Form 8-K

(a)   The following documents are filed as part of these reports:

      No items filed.


(b) Reports on Form 8-K.

      A Current Report on Form 8-K was filed on July 1, 1997 describing the agreements to acquire Pasadena Capital Corporation and a majority interest in GMG/Seneca Capital Management LLC.

      A Current Report on Form 8-K was filed on September 18, 1997 describing the acquisitions of Pasadena Capital Corporation on September 3, 1997 and a majority interest in GMG/Seneca Capital Management LLC on July 17, 1997.

      A Current Report on Form 8-K/A was filed on November 13, 1997 which incorporated historical financial statements for Pasadena Capital Corporation and pro forma financial statements for the Pasadena and Seneca acquisitions.
 .

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Phoenix Duff & Phelps Corporation




November 14, 1997                    /s/ Philip R.
McLoughlin
                                     Philip R. McLoughlin, Chairman and
                                     Chief Executive Officer


November 14, 1997                    /s/ William R.
Moyer
                                    William R. Moyer, Chief Financial Officer