Form 10-K
period 1997-12-31
PHOENIX DUFF & PHELPS CORP
filed 1998-03-30
CIK 883237

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 -----------

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the fiscal  year  ended  December  31,  1997
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________
Commission file number 1-10994

                        PHOENIX DUFF & PHELPS CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                 95-4191764
 (State or other jurisdiction of           (I.R.S.Employer Identification No.)
  incorporation or organization)

       56 Prospect Street                              06115
      Hartford, Connecticut                         (Zip Code)
(Address of principal executive offices)

      Registrant's telephone number, including area code: (860) 403-5000
                                 -----------

         Securities registered pursuant to Section 12(b) of the Act:

        Title of each class            Name of each exchange on which registered
 Common Stock, par value $.01 per share         New York Stock  Exchange
 Series A  Convertible Exchangeable             New York Stock  Exchange
   Preferred Stock (Stated value
        $25.00 per share)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 13, 1998, computed by reference to the last reported price at which the stock was sold on such date, was $143,634,115.

The number of shares outstanding of the registrant's common stock, par value $.01 per share, as of March 13, 1998 was 43,943,098.

Portions of the following documents are           Part of this Form 10-K into
incorporated by reference into this Form 10-K:    which the document is
                                                  incorporated by reference:
Phoenix Duff & Phelps Corporation
1998 Proxy Statement                               Part III

                        PHOENIX DUFF & PHELPS CORPORATION

                       ANNUAL REPORT FOR 1997 ON FORM 10-K

                                TABLE OF CONTENTS


                                     PART I                               Page

Item 1.   Business.......................................................   1
          Executive Officers of the Company..............................  18
Item 2.   Properties.....................................................  19
Item 3.   Legal Proceedings..............................................  19
Item 4.   Submission of Matters to a Vote of Security Holders............  20



                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
           Matters.......................................................  21
Item 6.   Selected Financial Data........................................  21
Item 7.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................  22
Item 8.   Financial Statements and Supplementary Data....................  29
Item 9.   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..........................................  58



                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.............  58
Item 11.  Executive Compensation.........................................  58
Item 12.  Security Ownership of Certain Beneficial Owners and Management.  58
Item 13.  Certain Relationships and Related Transactions.................  58



                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K......................................................  59

Signatures...............................................................  62

                                     PART I
Item 1.
Business.

      Phoenix Duff & Phelps Corporation (the "Company") and its operating subsidiaries, Duff & Phelps Investment Management Co. ("DPIM"), Phoenix Investment Counsel, Inc. ("PIC"), National Securities & Research Corporation ("NS&RC"), Phoenix Equity Planning Corporation ("PEPCO"), Roger Engemann and Associates ("REA"), the wholly-owned subsidiary of the Company's wholly-owned subsidiary Pasadena Capital Corporation ("PCC"), and Seneca Capital Management LLC ("Seneca") provide a variety of financial services to a broad base of institutional, corporate and individual clients. Unless the context otherwise requires, all references in this report to the "Company" refer to Phoenix Duff & Phelps Corporation and its subsidiaries.

History of the Business

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

      In order to expand the Company's investment management business, on November 1, 1995, pursuant to an Agreement and Plan of Merger dated as of June 14, 1995 (the "Merger Agreement") among Duff & Phelps Corporation, PM Holdings, Inc. ("Holdings") and Phoenix Securities Group, Inc. ("PSG"), a wholly-owned subsidiary of Holdings, PSG was merged with and into Duff & Phelps Corporation (the "Merger"). Pursuant to the Merger, Duff & Phelps Corporation was renamed Phoenix Duff & Phelps Corporation. Holdings is a wholly-owned subsidiary of Phoenix Home Life Mutual Insurance Company ("Phoenix Home Life"). PSG, through its subsidiaries, conducted Phoenix Home Life's investment management operations other than real estate and mortgages. As a result of the Merger, PSG's subsidiaries, PIC, PEPCO and NS&RC, are now direct or indirect wholly-owned subsidiaries of the Company.

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

      In order to better focus on merging and growing the retail and institutional investment management business, the Company announced on May 14, 1996, that it was exiting the fee based investment research, investment banking and financial advisory businesses, which were part of Duff & Phelps Corporation prior to the Merger. This action was completed on July 1, 1996.

      Although by reason of the Merger, Duff & Phelps Corporation acquired PSG, for accounting purposes under generally accepted accounting principles, PSG was deemed to be the surviving entity. Accordingly, PSG's financial statements are deemed to be the financial statements of the surviving entity and the Merger was accounted for as an acquisition of Duff & Phelps Corporation by PSG using the purchase method of accounting. As a result, the historical financial statements include the operations and balances of PSG for the periods prior to the Merger and the combined operations since November 1, 1995.

      In order to continue expansion of the Company's institutional investment management business, on July 17, 1997, pursuant to a purchase agreement, the Company acquired a majority interest in Seneca, which is a registered investment advisor providing services primarily to institutional investors.

      On September 3, 1997, pursuant to a purchase agreement, the Company acquired PCC, whose wholly-owned subsidiary REA is a registered investment advisor providing investment management services primarily to individual investors and SEC registered investment companies.

General

      The Company, through its subsidiaries DPIM, PIC, NS&RC, REA and Seneca, manages 1,052 institutional accounts (including Phoenix Home Life's General Account), 46 open-end mutual funds, three closed-end mutual funds and 15,326 individually managed accounts. The following tables set forth the combined assets under management and management fees for DPIM, PIC, NS&RC, REA and Seneca at, and for the year ended, December 31, 1997.

                             Assets Under Management
                                  (In millions)
Source:
  Open-end Mutual Funds                                        $  13,001
  Managed Accounts  (a)                                            5,559
  Closed-end Mutual Funds                                          3,336
  Institutional Accounts  (b)                                     16,155
  Phoenix Home Life General Account                                8,351
                                                               ---------
     Total                                                     $  46,402
                                                               =========

Assets Classification:
  Equity                                                       $  15,924
  Balanced                                                        11,743
  Fixed Income                                                    18,360
  Money Market                                                       375
                                                               ---------
     Total                                                     $  46,402
                                                               =========

Advisor:
  DPIM                                                         $  13,637
  PIC                                                             20,508
  NS&RC                                                            1,671
  REA                                                              6,216
  Seneca                                                           4,370
                                                               ---------
     Total                                                     $  46,402
                                                               =========

                               Management Fees (c)
                                 (In thousands)
Source:
  Open-end Mutual Funds                                        $  63,732
  Managed Accounts (a)                                            14,020
  Closed-end Mutual Funds                                         15,518
  Institutional Accounts (b)                                      36,539
  Phoenix Home Life General Account                                8,526
                                                               ---------
     Total                                                     $ 138,335
                                                               =========

(a) Managed Accounts represent assets which are individually managed for retail and institutional clients.

(b) Institutional Accounts include 100% of the assets managed by Seneca.

(c) Management fees include REA for the period from September 3, 1997 through December 31, 1997 and Seneca for the period from July 17, 1997 through December 31, 1997.

Investment Management

      Five of the Company's operating subsidiaries provide investment management services: DPIM, PIC, NS&RC, REA and Seneca.

DPIM

      General. DPIM was established by the Company in 1979 with the acquisition of Boyd, Watterson & Co., a Cleveland-based investment manager founded in 1928. It provides investment management services to a variety of institutions and individuals. DPIM's clients include a number of investment companies, including Duff & Phelps Utilities Income Inc., a closed-end investment company which commenced operations in 1987 (the "Utilities Income Fund"), Duff & Phelps Utilities Tax-Free Income Inc., a closed-end investment company established in 1991 (the "Utilities Tax-Free Fund") and Duff & Phelps Utility and Corporate Bond Trust Inc., a closed-end investment company established in January 1993 (the "Utility and Corporate Bond Trust") (collectively the "Duff & Phelps Funds"). DPIM's clients also include corporate, public and multi-employer retirement funds and endowment, insurance and other special purpose funds. Additionally, through March 1997, DPIM managed the high yield bond portfolios of D&P CBO Partners, L.P. and Windy City CBO Partners, L.P., two partnerships which issued collateralized bond obligations. Subsidiaries of the Company invested as general and limited partners of these partnerships. DPIM offers fixed income and equity investment management services on both a discretionary basis, where DPIM makes the investment decisions with respect to the assets under management; and an advisory basis, where DPIM recommends investment policies and strategies to clients that maintain their own investment staffs that make the investment decision. As of December 31, 1997, DPIM's 90 employees included 16 portfolio managers, who have an average of 17 years of investment management experience. DPIM maintains offices in Cleveland, Ohio and Chicago, Illinois. As of December 31, 1997, DPIM had approximately $13.6 billion in assets under management. For the year ended December 31, 1997, DPIM had total revenues of $39.0 million.

      On January 2, 1997, DPIM completed the purchase of Nuveen Institutional Advisory Corp.'s ("Nuveen") 50% interest in Nuveen/Duff & Phelps Investment Advisors, a general partnership, for a total consideration of $2.2 million. The partnership was originally established as a joint venture between Nuveen and DPIM in May 1990 for the purpose of providing investment advisory services to nuclear decommissioning funds. The partnership, now 100% owned by DPIM (50% owned by DPIM and 50% owned by DPIM's subsidiary, DPIM, Inc.), has been renamed Phoenix Duff & Phelps Investment Advisors and continues to provide these same services.

      Investment Philosophy. DPIM believes that its experience in investment management and research are valuable assets in its investment decision-making process.

      DPIM's fixed income approach is described as a "core" approach with an emphasis on fundamental research and the avoidance of credit risk. This investment approach begins with an intensive analysis of economic fundamentals and a forecast of interest rate trends with the objective of enhancing portfolio returns. DPIM places a significant emphasis on "sector" values, believing certain market sectors and industry groups offer more attractive returns than others in varying economic environments. Superior credit research skills are utilized in the security selection process, which emphasizes investment grade bonds.

      DPIM's equity investment philosophy is founded on the view that equity investments should be made in securities that provide higher total returns coupled with lower risk relative to broad stock market indices. Capital appreciation and relatively high dividend income are key factors in meeting these goals. In addition, equity portfolios are geared towards equities with relatively low price-to-earnings ratios and higher than average returns on equity. The equity strategy emphasizes a long-term investment horizon which usually results in low portfolio turnover and thus lower transaction costs. The portfolio managers invest in equities of medium to large companies to provide a relatively high level of liquidity.

      Investment Products. DPIM manages the assets of the following closed-end funds (each of which is traded on the New York Stock Exchange), other funds, institutional accounts and individually managed accounts.

                                Closed-End Funds

                       Duff & Phelps Utilities Income Inc.
      The primary investment objectives of the Utilities Income Fund, which invests in a diversified portfolio of equity and fixed-income securities of publicly traded utilities, are current income and long-term growth of income with capital appreciation as a secondary objective. At December 31, 1997, the Utilities Income Fund had a net asset value of approximately $2.6 billion.

                 Duff & Phelps Utilities Tax-Free Income Inc.
      The primary investment objective of the Utilities Tax-Free Fund, which invests primarily in a diversified portfolio of investment grade tax-exempt obligations issued by or on behalf of utilities, is current income exempt from regular federal income tax consistent with the preservation of capital. At December 31, 1997, the Utilities Tax-Free Fund had a net asset value of approximately $201 million.

             Duff & Phelps Utility and Corporate Bond Trust Inc.
      The primary investment objective of the Utility and Corporate Bond
Trust, which invests primarily in a diversified portfolio of investment grade debt securities and preferred stocks issued by or on behalf of utilities and other corporate entities, mortgage-backed securities and other asset-backed securities, is high current income consistent with investing in securities of investment grade quality. At December 31, 1997, the Utility and Corporate Bond Trust had a net asset value of approximately $508 million.

                                   Other Funds

                           Enhanced Reserves Portfolio
      DPIM manages the assets of the Enhanced Reserves Portfolio of the Phoenix Duff & Phelps Institutional Mutual Funds, an open-end diversified management investment company. (Prior to July 19, 1996 this portfolio was known as the Duff & Phelps Enhanced Reserves Fund.) The primary investment objective of the Enhanced Reserves Portfolio, which invests primarily in a diversified portfolio of U.S. government securities and high grade corporate debt obligations, is high current income consistent with the preservation of capital. At December 31, 1997, the Enhanced Reserves Portfolio had a net asset value of approximately $77 million.

                                Real Estate Funds
      DPIM manages the assets of the Phoenix Real Estate Securities Portfolio of the Phoenix Multi-Portfolio Fund and the Phoenix Real Estate Equity Securities Portfolio of the Phoenix Duff & Phelps Institutional Mutual Funds (collectively, the Real Estate Funds). The primary investment objectives of these Real Estate Funds, which invest primarily in equity real estate investment trusts (REITs), are high capital appreciation and current income. At December 31, 1997, the Phoenix Real Estate Securities Portfolio and the Phoenix Real Estate Equity Securities Portfolio had net asset values of approximately $59 million and $17 million, respectively.

                      Phoenix Real Estate Securities Series
     DPIM manages the assets of the Phoenix Real Estate Securities Series of the Phoenix Edge Series Fund, Phoenix Home Life's variable product. The primary investment objectives of the Phoenix Real Estate Securities Series, which invests primarily in REITs, are high capital appreciation and current income. At December 31, 1997, the Phoenix Real Estate Securities Series had a net asset value of approximately $55 million.

                            Phoenix Core Equity Fund
      DPIM manages the assets of the Phoenix Core Equity Fund of the Phoenix Equity Series Fund. The primary investment objective of the Phoenix Core Equity Fund, which invests primarily in equity securities of the 1,000 largest companies traded in the United States, is long-term capital appreciation. At December 31, 1997, the Phoenix Core Equity Fund had a net asset value of approximately $10 million.

                                    CBO Funds
      DPIM managed diversified portfolios of high yield bonds which secured collateralized bond obligations ("CBOs") issued by two limited partnerships, each of which is described in more detail below. The CBOs were issued in separate classes having different interest rates and different priority rights to payment. Principal and interest payments on the high yield bonds in the collateral portfolios were used to service principal and interest payments on the CBOs. The CBOs were payable solely out of the proceeds of the collateral which secured them and thus were nonrecourse. The CBOs were retired in February 1997.

      DPIM, pursuant to separate management agreements, managed the collateral portfolios of the two CBO limited partnerships. Additionally, as owners with other investors of general partnership and limited partnership interests in the partnerships, subsidiaries of the Company were entitled to a portion of any assets remaining after the CBOs were retired.

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

                             Institutional Accounts

      At December 31, 1997, DPIM provided discretionary and advisory investment management services to approximately 304 institutional accounts of varying size, including corporate, public and multi-employer retirement funds and endowment, insurance and other special purpose funds, including 39 individual and small institutional accounts. As of December 31, 1997, DPIM's discretionary assets consisted of approximately $2.2 billion in equity accounts and $7.7 billion in fixed income accounts. Additionally, DPIM had approximately $11.1 billion in total assets under management on an advisory basis at December 31, 1997.

                                Managed Accounts

      At December 31, 1997, DPIM provided investment management services through participation in various broker-dealer sponsored and distributed wrap programs. Wrap programs offer broker-dealer clients discretionary portfolio management services provided by unaffiliated investment managers selected by the broker. At December 31, 1997, DPIM had approximately $268.6 million in assets under management related to wrap programs.

      Investment Management Agreements and Fees. Fees for the management of discretionary accounts are based on the asset value of the investment portfolios under management, while fees for advisory accounts are fixed rate fees. Pursuant to an investment advisory agreement between DPIM and the Utilities Income Fund, DPIM receives a quarterly fee at an annual rate of .60% of the first $1.5 billion of the average weekly net assets of the Utilities Income Fund and .50% of the average weekly net assets in excess of $1.5 billion. Fees from the Utilities Income Fund totaled $12.7 million for 1997 (representing 33% of DPIM's total revenues for 1997). Pursuant to an investment advisory agreement between DPIM and the Utilities Tax-Free Fund, DPIM receives a monthly fee at an annual rate of .50% of the average weekly net assets of the Utilities Tax-Free Fund. Fees from the Utilities Tax-Free Fund totaled $1.0 million for 1997. Pursuant to an investment advisory agreement between DPIM and the Utility and Corporate Bond Trust, DPIM receives a monthly fee at an annual rate of .50% of the average weekly net assets of the Utility and Corporate Bond Trust. Fees from the Utility and Corporate Bond Trust totaled $1.8 million for 1997. Pursuant to an investment advisory agreement between DPIM and the Enhanced Reserves Portfolio, DPIM receives a monthly fee at an annual rate of .24% of the first $1.0 billion of the average daily net assets of the Enhance Reserves Portfolio and .19% of the average daily net assets in excess of $1.0 billion. Fees from the Enhanced Reserves Portfolio totaled $235 thousand for 1997. Pursuant to investment advisory agreements between DPIM and the Real Estate Funds, DPIM receives a monthly fee at an annual rate of .50% of the average daily net assetvalue of the Real Estate Funds. Fees from the Real Estate Funds totaled $116 thousand for 1997. Pursuant to an investment advisory agreement between DPIM and the Phoenix Real Estate Securities Series, DPIM receives a fee at an annual rate ranging from .65% to .75% based on the assets of the fund. Fees from the Phoenix Real Estate Securities Series totaled $90 thousand for 1997. Pursuant to an investment advisory agreement between DPIM and the Core Equity Fund, DPIM receives a monthly fee at an annual rate of .75% of the first $1.0 billion of the average daily net assets of the fund, .70% of the next $1.0 billion of average daily net assets and .65% of the average daily net assets in excess of $2.0 billion. Fees from the Phoenix Core Equity Fund totaled $15 thousand for 1997. Pursuant to investment management agreements with various wrap program sponsors, DPIM receives fees ranging from .45% to 1.00% of assets under management. Other than the Utilities Income Fund, the Utilities Tax-Free Fund and the Utility and Corporate Bond Trust, no single account represented more than 2% of DPIM's total revenues during 1997.

      DPIM, as investment advisor to investment companies, is subject to the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, advisory and subadvisory agreements with investment companies, including the Duff & Phelps Funds, may be continued in effect for a period of more than two years from the date of their execution only so long as such continuance is specifically approved at least annually by a majority of the disinterested directors of such investment company and by either the board of directors or the stockholders of the investment company. In addition, the 1940 Act requires such agreements to be terminable without penalty to the investment company by its directors or stockholders upon 60 days' notice to the advisor and further requires such agreements to automatically terminate in the event of their assignment or a change in control of the advisor. DPIM's advisory agreements with non-investment company clients are generally terminable without penalty upon notice by the client to DPIM.

PIC and NS&RC

      General. PIC and NS&RC, each of which is an investment advisor registered under the Investment Advisors Act of 1940, as amended (the "Advisors Act"), provide investment management services for mutual funds and, in the case of PIC, for institutional investors. PIC also manages the investment assets (other than investments in real estate and mortgages) of the General Account and substantially all of the Variable Products Separate Accounts of Phoenix Home Life, which is the ninth largest mutual life insurance company in the United States.

      Investment management and advisory services are provided by PIC and NS&RC for their institutional and mutual fund clients with respect to publicly-traded equity, convertible and fixed income securities and, in the case of PIC, privately-placed fixed income securities. As of December 31, 1997, PIC and NS&RC had approximately $20.5 billion and $1.7 billion, respectively, in assets under management. As of December 31, 1997, PIC and NS&RC's 81 employees included 23 portfolio managers, who have an average of 14 years of investment management experience. PIC and NS&RC maintain offices in Enfield and Hartford, Connecticut; Greenfield, Massachusetts; Sarasota, Florida; and Scotts Valley, California. For the year ended December 31, 1997, PIC and NS&RC had total revenues of $74.2 million and $13.9 million, respectively.

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

      PIC and NS&RC apply a "sector rotation" approach to fixed-income management. PIC and NS&RC utilize a wide variety of market sectors to enhance performance. These sectors may include investment and below investment-grade securities. Undervalued sectors will be significantly overweighted relative to the market, while overvalued sectors will be de-emphasized. PIC and NS&RC utilize significant expertise in non-traditional fixed-income sectors where values have not been realized in the marketplace. PIC and NS&RC attempt to minimize overall interest rate risk by constraining portfolio durations.

      As of December 31, 1997, PIC employed 23 portfolio managers and 15 research analysts. The portfolio managers and research analysts meet regularly to develop a consensus regarding the impact of macroeconomic conditions on the market and to establish current and long-term investment strategies. Focusing on sectors and industries for which growth is anticipated, PIC's portfolio managers formulate a "buy" list of recommended securities through evaluation of investment research provided by PIC's research analysts, who both perform their own research and review and analyze research generated by national and regional brokerage firms and other entities which produce investment research. PIC also formulates its investment decisions through direct contact with the management of various issuers. The "buy" list is then utilized by the portfolio managers who select securities from this list for their assigned portfolios as appropriate in light of their clients' general investment guidelines.

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

      Investment Products. The strategy of PIC and NS&RC is to increase assets under management by offering institutional and mutual fund clients a broad array of investment products and services while at the same time moderating growth to insure that clients receive the highest quality of service. PIC and NS&RC believe that the number of managed investment accounts has a greater impact on the quality of investment advisory services than the amount of assets under management because of the time needed to service each account's particular investment requirements. Portfolio managers devote substantially all of their time to investment management. General informational services for clients, such as investment performance and account information, are assigned to other personnel dedicated exclusively to client relations. In addition, portfolio managers typically manage accounts of clients with similar investment objectives, thereby enabling clients to benefit from the expertise of their portfolio managers in achieving their investment objectives.

      Portfolio managers actively manage client portfolios and exercise investment discretion within general investment guidelines provided by their clients. Client policies regarding the use of investment techniques and strategies such as derivative securities and leverage, are followed. While a large portion of assets under management are currently invested in equity and fixed income securities of domestic issuers, PIC and NS&RC also invest actively in equity and fixed income securities of foreign issuers.

      PIC and NS&RC manage the assets of the following mutual funds and institutional accounts.

                                  Mutual Funds

      Mutual funds managed by PIC and NS&RC are available for both institutional and retail investors. PIC and NS&RC are investment advisors to 36 mutual fund portfolios which had aggregate assets under management of approximately $11.9 billion as of December 31, 1997. The following table provides, with respect to each mutual fund, information concerning its year of establishment, assets under management and investment advisor:

                                                 Assets Under
                                                  Management
                                  Year               as of
Fund                           Established     December 31, 1997  Advisor
                                               ($ in thousands)
Phoenix Series Fund:
  Balanced Fund                   1970            $1,720,043        PIC
  Convertible Fund                1970               206,104        PIC
  Growth Fund                     1969             2,565,275        PIC
  High Yield Fund                 1980               623,956        PIC
  Money Market Fund               1980               161,753        PIC
  Aggressive Growth Fund          1968               262,283        PIC
  U.S. Government Securities Fund 1987               186,592        PIC
                                                  ----------
                                                  $5,726,006
                                                  ==========
Phoenix Multi-Portfolio Fund:
  Tax-Exempt Bond Portfolio       1988             $ 127,906        PIC
  Mid Cap Portfolio               1989               371,240        PIC
  Emerging Markets Bond Portfolio 1995               108,222        PIC
  International Portfolio         1989               149,822        PIC
  Diversified Income Portfolio    1993                 6,593        PIC
                                                   ---------
                                                   $ 763,783
                                                   =========
Phoenix Strategic Equity Series Fund:
  Equity Opportunities Fund       1944             $ 183,939       NS&RC
  Small Cap Fund                  1995               330,463        PIC
  Strategic Theme Fund            1995               149,511        PIC
                                                   ---------
                                                   $ 663,913
                                                   =========
The Phoenix Edge Series Fund:
  Multi-Sector Fixed-Income Fund  1986             $ 191,894        PIC
  Money Market Fund               1986               126,607        PIC
  Growth Fund                     1986             1,505,568        PIC
  Total Return Fund               1986               428,993        PIC
  Balanced Fund                   1992               231,181        PIC
  International Fund              1990               194,108        PIC
  Strategic Theme Fund            1996                47,620        PIC
                                                  ----------
                                                  $2,725,971
                                                  ==========
Other Phoenix Funds:
  Strategic Allocation Fund       1982             $ 319,455        PIC
  Income and Growth Fund          1940               828,024       NS&RC
  Phoenix Multi Sector Short Term
    Bond Fund                     1992                40,758       NS&RC
  Worldwide Opportunities Fund    1960               158,239       NS&RC
  Multi-Sector Fixed Income Fund  1989               352,842       NS&RC
  California Tax-Exempt Fund      1983               107,427       NS&RC
                                                  ----------
                                                  $1,806,745
                                                  ==========
Phoenix Equity Series:
  Growth and Income Fund          1997             $  16,037        PIC
                                                   =========

Phoenix Investment Trust 97:
  Phoenix Small Cap Value Fund    1997             $  11,703        PIC
  Phoenix Value Equity Fund       1997                11,799        PIC
                                                   ---------
                                                   $  23,502
                                                   =========

                                                 Assets Under
                                                  Management
                                  Year               as of
Fund                           Established     December 31, 1997  Advisor
                                               ($ in thousands)
Phoenix Duff & Phelps
Institutional Mutual Funds:
  Balanced Fund                   1996             $  29,786        PIC
  Growth Fund                     1996                61,981        PIC
  U.S. Government Bond Fund       1996                 8,451        PIC
  Managed Bond Fund               1996                79,472        PIC
  Money Market Fund               1996                 9,849        PIC
                                                   ---------
                                                   $ 189,539
                                                   =========

Total                                            $11,915,496
                                                 ===========

      All of these mutual funds are "open-end" funds, which continuously offer to sell and redeem their shares at prices based on the net asset value of the fund's portfolio. Shares of open-end mutual funds are generally redeemable at any time and are generally not traded in the secondary market. As a result, the Company's revenues from such mutual funds vary due to redemptions and purchases of shares, in addition to fluctuations in the value of the securities in their portfolios. Net advisory fees realized from these mutual funds by PIC and NS&RC totaled $61.4 million for the year ended December 31, 1997.

                             Institutional Accounts

      At December 31, 1997, PIC provided discretionary investment management services to approximately 28 institutional accounts of varying size, including corporate, public and multi-employer retirement funds and endowment, insurance and other special purpose funds. As of December 31, 1997, PIC and NS&RC managed discretionary assets of approximately $1.8 billion.

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

      PIC and NS&RC are compensated under investment management agreements on the basis of fees calculated as a percentage of assets under management. The percentage of the fee generally declines as the amount of assets under management increases above certain thresholds. In addition, the percentage of the fee is also dependent upon the difficulty of management of the investments; generally, investments in equity securities command a higher percentage fee than fixed income securities, as do investments, such as investments in foreign securities, which require more extensive management time. Assets managed by PIC and NS&RC are valued at their net asset values, which is the standard measure adopted by the industry for valuing securities. Management fees for institutional clients are typically payable monthly or quarterly. For their investment management services, PIC and NS&RC receive management fees from discretionary accounts ranging from .15% to .75% per annum of the accounts' average net asset values and from each mutual fund ranging from .40% to .75% per annum of the funds' average daily net asset values.

      Management  fees  are  negotiated  by PIC and  NS&RC  and  their  clients.
Management fees paid by a mutual fund must initially be negotiated with the fund's board of directors and must be annually approved by a majority of the board's disinterested directors. Increases in the fees must thereafter be approved by the fund's shareholders. Since shareholder approval must be obtained in order to implement fee increases, management fees paid by mutual funds tend to be increased infrequently and competitive forces in the mutual fund industry influence these negotiations for fee changes.

      Pursuant to an investment management agreement with Phoenix Home Life effective as of January 1, 1995, PIC provides non-real estate investment management services to the Phoenix Home Life General Account, which as of December 31, 1997 had approximately $8.4 billion in assets managed by PIC. PIC receives a management fee based on net asset values ranging from .10% to .45% per annum, with a blended rate of approximately .12%, of net assets invested in preferred stocks, publicly traded bonds, including government securities; cash and cash equivalents; privately placed bonds, common stock; venture capital, oil and gas and leveraged lease products. The management fee is payable monthly based on the average net asset value of the General Account. For the year ended December 31, 1997, management fees paid to PIC with respect to the General Account totaled $8.5 million.

      Until March 1, 1996, PIC also managed the assets in five Phoenix Home Life Pooled Separate Accounts, which on that date were reorganized into a new institutional mutual fund series managed by PIC, the Phoenix Duff & Phelps Institutional Mutual Funds. For the investment management services provided to the new institutional mutual fund series, PIC receives investment management fees ranging from .25% to .60% per annum of each fund's average daily net asset value. These management fees are payable monthly. For the year ended December 31, 1997, management fees paid to PIC with respect to these institutional mutual funds totaled $1.1 million.

      The Company believes that the management fees payable to PIC under the General Account and Pooled Separate Account investment management agreements are no less favorable to PIC than the management fees that would be obtained from unaffiliated persons based on the size of these accounts and the types of investments in which the assets of such accounts are invested. Any changes in management fees to be paid to PIC under these agreements will be negotiated by PIC and Phoenix Home Life, with such changes being subject to the approval of a majority of the disinterested directors of the Company who are neither employees nor directors of Phoenix Home Life or its subsidiaries. The Company expects that any compensation under these agreements will be at competitive rates which are no less favorable to PIC than the management fees that would be obtained from unaffiliated persons based on the size of these accounts and the types of investments in which the assets of such accounts are invested.

REA
      General. REA is an investment advisor registered under the Advisors Act, specializing in growth-style equity investing. As of December 31, 1997, REA managed asssets of $6.2 billion for over 14,000 individually managed accounts and six mutual funds. The majority of assets under management are invested in large-cap growth equities, however, REA also manages small-cap, global growth, balanced and value portfolios. Founded in 1969 by Roger Engemann, REA is located in Pasadena, California and as of December 31, 1997 had 78 employees For the period from its acquisition by the Company through December 31, 1997, PCC and its subsidiaries had total revenues of $14.0 million.

      Investment Philosophy. REA's investment approach is predicated on the belief that high quality companies possessing strong brand identities and consistent, superior earnings growth rates ultimately deliver superior long-term risk-adjusted returns. In addition to these characteristics, REA looks for companies with quality management focused on shareholder value and with financial strength and a favorable long-term outlook. REA believes that such companies are best discovered through a fundamental, bottom-up approach and that client portfolios should normally remain fully invested. Investment research emphasizes meetings with the management teams of portfolio companies. Portfolio managers and analysts also attend management conferences and luncheons, place research oriented calls to management, participate in conference calls with management and review written company reports.

      Investment Products. REA manages the assets of individually managed accounts and mutual funds, as follows:

                                                              Assets Under
                                                               Management
                                               Number of          as of
Source                                      Accounts/Funds  December 31, 1997
                                                            ($ in millions)

Individually Managed Accounts:
  Wrap                                          13,075          $ 4,054
  Non-wrap                                       1,236            1,236
                                                ------           ------

  Total                                         14,311            5,290

Mutual Funds                                         6              926
                                                ------           ------

Total Assets Under Management                   14,317           $6,216
                                                ======           ======

                          Individually Managed Accounts

      The majority of REA's individually managed account business is through participation in broker sponsored and distributed wrap programs. Wrap programs offer broker-dealer clients discretionary portfolio management services by unaffiliated investment managers selected by the broker and his or her client. As of December 31, 1997, REA participated in over 60 such programs, including those sponsored by Merrill Lynch, American Express, Smith Barney and A.G. Edwards. Assets of $2.7 million were managed within the Merrill Lynch "Consults" wrap program, and the top ten wrap programs accounted for approximately 90% of the total wrap assets managed by REA.

      In addition to its wrap business, REA also manages assets for high-net worth and smaller institutional clients serviced directly by REA. These accounts are characterized by their larger account size, relative to wrap, and their long-term relationships with REA. Many of these clients established their accounts over ten years ago.

                                  Mutual Funds

      As of December 31, 1997, REA managed assets totaling $926 million in six open-end mutual funds, as follows:

                                                              Assets Under
                                                               Management
                                                 Year             as of
Fund                                          Established   December 31, 1997
                                                            ($ in thousands)
Phoenix-Engemann Funds:
  Growth Fund                                     1986         $ 466,955
  Balanced Return Fund                            1987            69,313
  Nifty Fifty Fund                                1990           284,156
  Global Growth Fund                              1993            19,061
  Small & Mid-Cap Growth Fund                     1994            53,148
  Value 25 Fund                                   1996            33,179
                                                               ---------

Total                                                          $ 925,812
                                                               =========

      The funds are distributed through the non-proprietary wholesale distribution channel. Each fund offers investors three pricing structures, Class A, Class B and Class C shares, representing traditional front-end load, back-end load and level-load, respectively.

      Investment Management Agreements and Fees. REA has entered into investment management agreements with its clients, each of which provides for REA to earn management fees based on the assets managed.

      Regarding wrap business, contracts are structured in one of two ways. In the majority of cases and for all of the larger programs, REA has one investment management agreement with the sponsor which covers all accounts managed by REA in that particular program. For a number of the smaller programs, REA has an individual investment management agreement with each client. With a few minor exceptions, fees for the management of wrap assets are payable quarterly in advance. As of December 31, 1997, REA participated in programs which provided annual investment management fees ranging from .45% to 1.00% of assets under management. The range reflects, among other factors, the difference in the level of client service and reporting for which REA is responsible under the different programs. These investment management agreements are terminable by either party upon relatively short notice.

      REA has an investment management agreement with each of its non-wrap individually managed clients. In each case fees are payable quarterly in advance. As of December 31, 1997, REA investment management fee rates for non-wrap clients ranged from .50% to 2.00% of assets under management. The fee rate is negotiated separately with each client and reflects, among other factors, the size of the account, the length of the relationship and the investment style selected. These investment management agreements are terminable by either party at any time.

      REA has an  investment  management  agreement  with  the  Phoenix-Engemann
Funds. Under the agreement, REA earns management fees based on the average daily net asset values of each fund. The agreement prescribes, for each fund, a tiered-fee structure whereby the fee percentage is decreased incrementally as the fund grows through net asset thresholds. Fees reflect the complexity of and effort required by the investment methodology underlying each fund's management. As of December 31, 1997, the investment management agreement with the Phoenix-Engemann Funds prescribed annual fee rates ranging from .60% to 1.10% of average daily net assets. Fees are payable on REA's request and, since each fund's inception, have been settled monthly in arrears. The investment management agreement is terminable by either party upon 60 days notice.

Seneca

      General. Seneca, based in San Francisco, California, was established in July, 1996 through an assignment of assets from GMG/Seneca Capital Management, L.P. Seneca provides investment management services to foundations, endowments, corporations, public fund and private clients. As of December 31, 1997, Seneca had approximately $4.4 billion in assets under management, split between equities and fixed income products. As of December 31, 1997, Seneca had 43 employees, including 8 portfolio managers who have an average of over 12 years of investment management expertise. For the period from its acquisition by the Company through December 31, 1997, Seneca had total revenues of $9.3 million.

      Investment Philosophy. Seneca actively manages domestic equity, fixed income and balanced products using a disciplined, bottom-up investment process executed by a team of investment professionals.

      The fixed income approach (Value Driven Fixed Income) is bottom-up, research-driven and opportunistic, intended to identify fundamental value and to capitalize on volatility and market inefficiencies. Extensive fundamental research is the standard. Value is added through sector selection, issue selection (based on credit research and structure analysis), and trading opportunities. Duration is targeted and managed around a narrow band.

      The equity approach is bottom-up, with an emphasis on fundamental earnings acceleration, earnings quality and sustainability, and valuation. In addition to standard financial analysis and careful review of Wall Street research, analysts meet directly and frequently with portfolio candidates. Analysts ask specific and targeted questions to calibrate earnings trends. Seneca offers a mid to large cap growth equity product called "Growth with Controlled Risk", which blends two distinct universes of stocks: "Forecast Appreciation" and "Proven Appreciation". Forecast Appreciation focuses on stocks for which Seneca forecasts major earnings acceleration. Proven Appreciation focuses on well-established large capitalization stocks that have continually paid dividends for the last 20 years. The combination of stocks from each universe produces a portfolio which grows at a rate consistent with a growth style, but is cushioned against downside risk in turbulent markets. The second equity product that Seneca offers is called "Earnings Driven Growth". This equity discipline exploits the correlation between earnings acceleration and price appreciation. The equity strategy screens for growth across all market capitalizations. The focus is on stocks for which earnings growth rates are projected at substantially higher levels than the market, and for which major earnings accelerations are forecasted.

      Investment Products. At December 31, 1997, Seneca provided advisory investment management to a variety of institutional and private clients managed on a separate account basis. Seneca is also sub-advisor for a series of socially responsible mutual funds and a real estate mutual fund.

      Investment Management Agreements and Fees. Seneca has separate investment management agreements with each of its separate account and mutual fund clients. Pursuant to these agreements, Seneca has been granted discretionary authority to make investment decisions within certain general portfolio guidelines. These investment contracts are generally cancelable upon 30 days notice by either party.

      Seneca charges quarterly management fees, in advance, based upon the market value of the investments. The standard fee schedule for the Growth with Controlled Risk managed accounts is 1.00% on the first $5 million, .80% on the next $10 million and .50% on amounts over $15 million of assets managed. The standard fee schedule for the Earnings Driven Growth accounts is 1.00% on the first $10 million, .80% on the next $25 million and .70% on amounts over $35 million of assets managed. The standard fee schedule for the Value Driven Fixed Income accounts is .50% on the first $30 million, .35% on the next $20 million and .25% on amounts over $50 million of assets managed.

Clients and Client Development

Institutional Accounts

      DPIM, PIC and Seneca have a broad institutional client base consisting primarily of medium-sized pension and profit sharing plans of corporations, governmental entities and unions, as well as endowments and foundations, each of which has between $.4 million and $418 million in assets managed. As of December 31, 1997, assets under management by DPIM, PIC and Seneca with respect to their 1,052 institutional advisory accounts were approximately $16.2 billion, or 34.7% of the total assets under management by the Company as of that date.

      As of December 31, 1997, PIC managed approximately $8.4 billion of the approximately $10.2 billion in assets held in Phoenix Home Life's General Account. The balance of the General Account assets consisted primarily of investments in real estate and mortgages and insurance policy loans. PIC also manages assets held in certain of the Separate Accounts of Phoenix Home Life. Separate Accounts are separate investment accounts of an insurance company, the assets of which are by law segregated from the insurance company's general account assets. By purchasing an investment contract or policy, such as a group annuity contract, from Phoenix Home Life, an institutional investor can place its assets, together with the assets of other investors, in one or more Separate Accounts ("Pooled Separate Accounts"). On March 1, 1996, certain of the Pooled Separate Accounts were reorganized into new mutual funds managed by PIC, the Phoenix Duff & Phelps Institutional Mutual Funds. Most of the investors in the Pooled Separate Accounts elected to invest their account assets in the new mutual funds and those investors that did not so elect received cash in an amount equal to the value of their account. As of December 31, 1997, the Phoenix Duff & Phelps Institutional Mutual Funds had $267 million of assets under management. Similarly, Phoenix Home Life and one of its insurance company subsidiaries have each created Separate Accounts to hold assets backing their respective obligations under variable insurance and annuity contracts ("Variable Separate Accounts"), which assets are invested in mutual funds managed primarily by PIC. Virtually all of the assets held in Variable Separate Accounts are currently invested in The Phoenix Edge Series Fund, which had approximately $2.8 billion in aggregate net assets as of December 31, 1997.

Open-end Mutual Funds

      DPIM, PIC, NS&RC and REA are investment advisors to 46 open-end mutual fund portfolios which had aggregate assets under management of approximately $13.0 billion as of December 31, 1997. These mutual funds (the "Phoenix Funds") are available to both institutional and retail investors.

      Several of the Phoenix Funds are offered in a variety of classes. The Class A shares issued to the public by the Phoenix Funds are all subject to conventional front-end sales charges, except for a money-market fund which is sold on a no-load basis. The Class B shares issued by these mutual funds are subject to contingent deferred sales charges which are typically paid by the holder upon redemption of such shares during the first five years after purchase. The Class C shares issued by these mutual funds are subject to contingent deferred sales charges which are typically paid by the holder upon redemption of such shares during the first year. The Phoenix Duff & Phelps Institutional Mutual Funds are offered as Class X and Class Y shares, which are similar to Class A and Class B shares, respectively. The Phoenix Edge Series Fund has only one class of shares.

      PIC also serves as investment advisor to three investment funds of a non-U.S. investment company qualifying under the laws of Luxembourg as a societe d'investissement a capital variable ("SICAV"), the shares of which are distributed overseas to foreign investors by non-U.S. subsidiaries of Phoenix Home Life. The SICAV had approximately $41.9 million in aggregate assets under management as of December 31, 1997. PIC also provides sub-investment advisory services under contracts with investment advisors to manage two mutual fund portfolios which are included among its 28 institutional accounts. As of December 31, 1997, PIC managed approximately $314 million in aggregate assets under management under these sub-advisory agreements.

Managed Accounts

      REA and DPIM are investment advisors to 15,326 individually managed accounts. The majority of REA and DPIM's managed account business is through participation in various broker sponsored wrap programs.

Closed-end Mutual Funds

      DPIM is the investment advisor to 3 closed-end mutual fund portfolios which had aggregate assets under management of approximately $3.3 billion as of December 31, 1997. These mutual funds are not open for additional deposits.

Client Development

      The ability of DPIM, PIC, NS&RC, REA and Seneca to attract and retain clients is largely dependent on the portfolio managers and other key employees of these companies. Each company, therefore, maintains a variety of competitive compensation programs designed to reward both short-term and long-term profitability, investment performance and new business. In an effort to maximize time devoted by portfolio managers to investment management, client relations and shareholder service departments attend to the informational needs of clients.

      Product innovation is also central to the development of new clients and the retention of existing clients. New investment management products typically require "seed" funding to assist in attracting accounts and developing an initial performance record. Traditionally, Phoenix Home Life has directly or indirectly provided seed funding for new investment funds managed by PIC. Phoenix Home Life may not continue to provide such funding. If such funding is not provided by Phoenix Home Life, it will likely be internally generated or financed by the Company.

      Other than the following, no account or fund represents more than 2% of the Company's total revenues during 1997: Phoenix Home Life and Phoenix Home Life sponsored products, Duff & Phelps Utilities Income Fund, Balanced Fund, Phoenix Series Growth Fund, Phoenix Series High Yield Fund, Phoenix Multi-Portfolio Mid-Cap Portfolio, Phoenix Income and Growth Fund and The Phoenix Edge Series Growth Fund.

Distribution

Marketing, Distribution and Support Services

      Marketing. At December 31, 1997, DPIM and PIC had 304 and 28 institutional investment clients, respectively, with most of their business coming by referral. DPIM and PIC also solicit new accounts by relying on their portfolio managers to establish relationships with pension fund consulting firms whose role is advising clients in the selection of investment management firms. This strategy has the benefit of magnifying DPIM's and PIC's marketing effort because a successful relationship with a given consultant tends to create multiple solicitation opportunities.

      Institutional marketing services are directed toward investment management consultants who are retained by institutional investors to assist in competitive reviews of potential investment managers. These consultants recommend investment managers to their institutional clients based on their review of investment managers' performance histories and investment management styles. Sales and marketing personnel at DPIM and PEPCO establish and maintain relationships with these consultants and provide information and materials to these consultants in order to enable them to evaluate DPIM and PIC.

      Distribution. PEPCO, a broker-dealer registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), serves as principal underwriter and national wholesale distributor of the mutual funds managed by PIC, NS&RC and REA, as well as the variable and annuity contracts issued by Phoenix Home Life (or an insurance company subsidiary) which are invested in The Phoenix Edge Series Fund. PEPCO also provides a wide range of investment management support services, including accounting, pricing, record keeping and transfer agency services. Net revenues relating to these support services paid by PIC, NS&RC and REA to PEPCO (including net sales loads, net distribution fees, administrative fees and shareholder service agent fees) totaled $22.5 million for the year ended December 31, 1997. PIC, NS&RC and PEPCO were acquired by the Company pursuant to the Merger on November 1, 1995 in order to expand the Company's investment management business. PEPCO has been granted exclusive distribution rights pursuant to distribution agreements with each of the Phoenix Mutual Funds and receives commissions for shares distributed, depending on the size of the particular sale, ranging from 2.0% to 4.75% on sales of less than $1 million. Individual sales of $1 million or more are made without commission. Commissions on sales of variable contracts which are invested in The Phoenix Edge Series Fund range from 3.0% to 6.0% of the purchase or premium payments made under such contracts. Mutual fund shares and variable products are distributed by PEPCO under sales agreements with unaffiliated national and regional broker-dealers and financial institutions and registered representatives of WS Griffith & Co., Inc. (Griffith). Griffith is a registered broker-dealer subsidiary of Phoenix Home Life engaged in the retail distribution of Phoenix funds and variable contracts. A substantial portion of PEPCO's distribution commissions are paid by it to these entities. PEPCO also engages in telemarketing of these mutual funds and variable contracts to existing and potential clients. In addition, mutual funds are marketed to existing and potential institutional clients through registered representatives of PEPCO.

      Griffith is currently the largest distributor of Phoenix Home Life investment products. Mutual fund sales by PEPCO, other than with respect to money market funds, totaled $1.2 billion in 1997, of which Griffith accounted for 5%. Sales by PEPCO of variable products totaled $433 million in 1997, of which Griffith accounted for 68%. Through Griffith, PEPCO obtains the services of more than 1,330 Phoenix Home Life insurance agents and brokers who are registered representatives of Griffith.

      Sales and marketing personnel of PEPCO also direct substantial efforts towards establishing and maintaining relationships with unaffiliated national and regional broker-dealers and financial institutions. Due to the highly competitive nature of the investment management business, the ability of PIC, NS&RC and REA to compete for mutual fund customers is becoming increasingly dependent on developing and maintaining an effective distribution channel through such entities.

      Support Services. PEPCO also provides various support services for the mutual funds whose assets are managed by PIC, NS&RC and REA. Under financial agent agreements, it performs accounting, administrative, pricing and record retention services for these funds and receives monthly fees generally at the annual rate of .05% for the first $100 million of the aggregate daily net assets, .04% of $100 million to $300 million of the aggregate daily net assets,
 .03% of $300 million to $500 million of the aggregate daily net assets and .015% on greater than $500 million of the aggregate daily net assets. In the first quarter of 1998, PEPCO will be outsourcing substantially all of its mutual fund accounting function to an unrelated third party service provider. PEPCO also serves as the funds' transfer agent, for which it receives an annual fixed fee of $14.95 for each shareholder account, except for the daily dividend funds, for which it receives $19.25 per shareholder account, subject to a certain minimum fee (plus out-of-pocket expenses).

Investment in Beutel, Goodman & Company Ltd.

      On November 15, 1993, the Company and affiliates of the Company (i) purchased 43,333 Class 3 Common Shares of Beutel, Goodman & Company Ltd. ("BG"), representing 40% of the outstanding voting capital stock of BG, for a purchase price of $7.8 million paid in cash, and (ii) purchased $23.3 million of 8.5% Redeemable Unsecured Debentures of BG payable periodically from the net earnings of BG and maturing as to any unpaid principal on November 14, 2003. At December 31, 1995, the Company held approximately $9.5 million of the 8.5% BG debentures. These debentures were retired during 1996. On April 1, 1994, the Company purchased an additional 19,118 Class 3 Common Shares of BG for a purchase price of $7.2 million. As a result of the purchase of the 19,118 shares, the Company owns 49% of the outstanding voting capital stock of BG. BG is a Canadian corporation engaged in the investment management business and has its main office in Toronto, Ontario. As of December 31, 1997, it managed approximately $10.1 billion of assets for corporate and public pension funds, charitable organizations and individuals. All of the outstanding BG capital stock not owned by the Company is owned by management employees of BG. All of the shareholders of BG have entered into an agreement providing among other things that the management group and the Company shall each be entitled to specified representation on the BG board of directors, that the management group shall have authority over the day-to-day operations of BG and that net earnings of BG shall be used for specified purposes in accordance with specified priorities. During 1997, BG's Shareholders' Agreement was amended providing for the recognition by the Company of up to 100% of BG's earnings.

Competition

      The investment management business is highly competitive. Thousands of investment management firms offer their services to potential clients. In addition, various services and investments offered by insurance companies, banks and securities dealers compete with the services offered by the Company. Some of these firms are larger and have access to greater resources than the Company. Although the Company's range of product offerings has increased significantly recently with the acquisitions of PIC, NS&RC, REA and Seneca, many of the Company's competitors offer a broader range of advisory services than those of the Company. In addition, the investment advisory industry is characterized by relatively low cost of entry and new investment management firms are frequently created.

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

Investment Research and Investment Banking

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

      The Company also provided financial advisory and investment banking services to individuals, corporations and financial institutions through its wholly owned subsidiary Duff & Phelps Financial Consulting Co., later known as Duff & Phelps Capital Markets ("Capital Markets"). Capital Markets formed Duff & Phelps Securities Co., its wholly owned subsidiary, which was a registered broker-dealer offering institutional brokerage services.

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

      Subsequent to the sale of its assets, Capital Markets was renamed DPCM Holdings, Inc. ("DPCM"). DPCM has a joint venture affiliate located in Greenwich, Connecticut through which it invests in private equity transactions, expansion financings and recapitalizations involving management participation.

Regulation

      The Company and its subsidiaries are subject to extensive governmental regulation and supervision. The Company, DPIM, PIC, NS&RC, REA and Seneca are registered with the Securities and Exchange Commission (the "SEC") under the Advisors Act and, as necessary, are registered under applicable state investment advisory laws. Registrations, reporting, maintenance of books and records, custodial arrangements and other compliance procedures required pursuant to the Advisors Act and applicable state securities laws are maintained independently by the Company, DPIM, PIC, NS&RC, REA and Seneca, with advice and assistance from PEPCO. In addition, each of the mutual funds managed by DPIM, PIC, NS&RC and REA are registered with the SEC under the 1940 Act. DPIM, PIC, NS&RC and REA are, therefore, subject to the 1940 Act insofar as it relates to investment advisors for registered investment companies.

      PEPCO is registered as a broker-dealer under the Exchange Act and state securities laws and is therefore subject to minimum net capital requirements imposed on broker-dealers by the SEC. The SEC rules require an aggregate indebtedness to net capital ratio of no more than 15:1. As of December 31, 1997, PEPCO had net capital of $6.3 million and a ratio of aggregate indebtedness to net capital of 1.74:1. In addition, as a registered broker-dealer, PEPCO is also a member of the National Association of Securities Dealers, Inc. ("NASD"). The SEC and NASD require that, in addition to the minimum net capital requirements, PEPCO comply with a variety of operational standards, including proper record keeping and the licensing of its representatives. The SEC and NASD periodically examine PEPCO and review periodic reports with respect to its operations and financial condition.

      DPIM, PIC, REA and Seneca are also subject to ERISA, insofar as they are "fiduciaries" under ERISA with respect to employee benefit plan clients subject to ERISA.

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

Employees

      As of December 31, 1997, the Company and its subsidiaries employed approximately 690 persons. The Company considers its employee relations to be satisfactory.

Executive Officers of the Company

      The executive officers of the Company are as follows:

Name                    Age      Position


Philip R. McLoughlin    51       Chairman of the Board, Chief Executive
                                  Officer and Director

Calvin J. Pedersen      56       President and Director

Michael E. Haylon       40       President of PIC, Executive Vice President
                                  and Director

John F. Sharry          46       Executive Vice President

William R. Moyer        53       Senior Vice President and Chief Financial
                                  Officer

Leonard J. Saltiel      44       Senior Vice President

      The executive officers of the Company are elected annually and serve at the discretion of the Board of Directors of the Company.

      Mr. McLoughlin has been Chairman of the Board of the Company since May 1997 and Chief Executive Officer of the Company since November 1, 1995. Mr. McLoughlin has also been a Director of Phoenix Home Life since February 1994 and has been employed by Phoenix Home Life as Executive Vice President Investments since December 1988. In addition, Mr. McLoughlin serves as President of PEPCO, Chairman of PIC and Chairman and Chief Executive Officer of NS&RC. He also is a member of the Board of Directors of these corporations, Duff & Phelps Utilities Tax-Free Income Inc. and Duff & Phelps Utility and Corporate Bond Trust Inc. Mr. McLoughlin also serves as President and as a Director or Trustee of the Phoenix Funds, Phoenix Duff & Phelps Institutional Mutual Funds and Phoenix-Aberdeen Series Fund (collectively, the "Phoenix Mutual Funds"). He is a Director of PM Holdings, Inc., Phoenix Charter Oak Trust Company, Aberdeen Asset Management plc, The World Trust, a Luxembourg closed-end fund, The Emerging World Trust Fund, a Luxembourg closed-end fund, and of PXRE Corporation ("PXRE"), a publicly-traded corporation, and of its wholly-owned subsidiary, PXRE Reinsurance Company ("PXRE Reinsurance").

      Mr. Pedersen has been President of the Company since July 1993 and a Director of the Company since January 1992. From January 1992 to July 1993, Mr.Pedersen served as an Executive Vice President of the Company. Mr. Pedersen was also an Executive Vice President of Duff & Phelps, Inc. ("DPI, Inc."), the former parent of the Company's operating subsidiaries, from 1988 until its dissolution. From 1986 to 1988, he served as Senior Vice President - Marketing and Sales of DPI, Inc. Mr. Pedersen joined the Company in 1986 from First Chicago Investment Advisors, an investment management company, where he was a Managing Director and head of the Account Management and Administration Division. Mr. Pedersen is also President and Chief Executive Officer of Duff & Phelps Utilities Income., Duff & Phelps Utilities Tax-Free Income Inc. and Duff & Phelps Utility and Corporate Bond Trust Inc. and serves as a Director or Trustee of the Phoenix Mutual Funds.

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

      Mr. Sharry has been Executive Vice President of the Company since January 1, 1998. From November, 1995 to December 31, 1997, Mr. Sharry was Senior Vice President of the Retail Line of Business and responsible for Sales, Marketing, Customer Service and the transfer agent of the Phoenix Mutual Funds, variable annuities, managed accounts and retirement planning products of PEPCO. From 1994 to 1995, Mr. Sharry was a Managing Director and Director of Retail Marketing at Putnam Investments. Mr. Sharry was a Director and National Sales Manager of Putnam's Broker/Dealer Division from 1992 to 1994. Mr. Sharry was also a member of Putnam's Executive Committee. From 1988 to 1992, Mr. Sharry was First Vice President, National Sales Manager, Insurance/Annuity Division at Dean Witter Reynolds, Inc. Mr. Sharry was also Vice President, Regional Insurance Coordinator from 1985 to 1988 and Regional Marketing Director from 1983 to 1985 at Security First/Holden Group. Mr. Sharry is a member of the Investment Company Institute's Marketing Policy Committee, the Forum for Investor Advice board of directors and the Executive Committee of the Dalbar Excellence and Trust program.

      Mr. Moyer has been Senior Vice President and Chief Financial Officer of the Company since November 1, 1995. From November 1990 to November 1, 1995, Mr. Moyer was Vice President - Investment Products Finance of Phoenix Home Life. Prior to joining Phoenix Home Life in November 1990, Mr. Moyer was a Senior Manager at Price Waterhouse LLP where he was employed for over seven years. In addition, Mr. Moyer serves as Senior Vice President - Finance and Treasurer of PIC, PEPCO and NS&RC. Mr. Moyer is also a Vice President of several of the Phoenix Mutual Funds.

      Mr. Saltiel has been Senior Vice President of the Company since February 5, 1998. From March 1993 to February 5, 1998, Mr. Saltiel held various positions up to Managing Director - Operations and Service with PEPCO. From January 1, 1993 to November 1, 1995, Mr. Saltiel held various positions with Phoenix Home Life. From January 1, 1990 to December 31, 1992, Mr. Saltiel was Vice President and Controller and from January 9, 1987 to December 31, 1989, he was Vice President and Associate Controller of Home Life Insurance Company. From August 1, 1977 to January 8, 1987, Mr. Saltiel held various finance positions with Philadelphia Life Insurance Company.

Item 2.     Properties.

      The Company, which is headquartered in Hartford, conducts its operations through offices located in Hartford and Enfield, Connecticut; Chicago, Illinois; Greenfield, Massachusetts; Cleveland, Ohio; Pasadena, San Francisco and Scotts Valley, California; and Sarasota, Florida in which locations it leases a total of approximately 232,000 square feet of office space.

Item 3.     Legal Proceedings.

      In August 1995, a legal action was filed by Peter Crane and Lisa Crane, Co-Executors of the Estate of Sally Crane, Deceased, Plaintiffs, against Duff & Phelps Capital Markets Co. (now known as DPCM Holdings, Inc.) ("Capital Markets") in the Circuit Court of Cook County, Illinois. Plaintiffs allege that Capital Markets negligently valued certain closely-held stock in connection with the decedent's federal estate tax return. Capital Markets contended that the valuation was properly made. The case was settled during 1997 with no material adverse effect on the Company's financial position or results of operations.

      On October 10, 1995, three individuals who are members of Associated Surplus Dealers ("ASD"), a non-profit mutual benefit corporation organized to promote the surplus merchandise industry, filed an action on behalf of themselves and as a class action on behalf of other members of ASD in the Superior Court of the State of California for the County of Los Angeles, Case No. BC 136761, against the directors of ASD, a corporation named Walter Fletcher, Inc. ("WFI") allegedly controlled by one of the director defendants who was also the Executive Director of ASD, an attorney for ASD, and Duff &

Phelps Corporation and Duff & Phelps Financial Consulting Co. (now known, respectively, as Phoenix Duff & Phelps Corporation and DPCM Holdings, Inc.) (both hereinafter referred to as "DP"). The complaint alleged that all defendants breached fiduciary duties to the plaintiffs in connection with the sale of certain assets to WFI at a price of approximately $2.55 million that were later sold by WFI to a third party at a price of approximately $60 million. The complaint specifically alleged that DP, which had valued WFI's assets at $2.55 million, grossly undervalued the WFI assets causing the plaintiffs to suffer substantial losses. On October 16, 1995, a corporation that is a member of ASD filed a similar class action suit with substantially similar allegations. On October 17, 1995, another corporation that is a member of ASD filed yet another similar class action on behalf of ASD members with substantially the same allegations. The various suits sought compensatory damages, attorney's fees, costs, and punitive damages in specified amounts. On January 6, 1996, the three groups filed a single, consolidated complaint (the Consolidated Complaint).

      On March 7, 1996, 90 other individual and corporate plaintiffs filed an action in Los Angeles Superior Court against DP and others. The complaint is not a class action but is similar in other respects to the Consolidated Complaint. This action has now been consolidated with the class action.

      On May 10, 1996, the Court heard defendants' demurrers to the Consolidated Complaint and sustained them in part. On July 3, 1996, a Second Amended Complaint was filed, alleging that DP was professionally negligent, breached its fiduciary duty, aided and abetted other defendants in breaching their fiduciary duties, and breached its engagement agreement with ASD. Additional demurrers were filed, and some were granted and others denied. The final claims against DP are breach of contract (class claim), negligence (class claim), breach of fiduciary duty (derivative claim) and aiding and abetting breach of fiduciary duty (derivative claim). The parties have exchanged documents and completed other, preliminary discovery. Plaintiffs are attempting to complete settlement with two of the other defendants.

      On June 6, 1997, Gigatek Memory Systems, Inc. ("Gigatek") sued Capital Markets Co., and three former employees of Capital Markets in Los Angeles Superior Court. Defendants filed a Demurrer and Motion to Strike on September 9, 1997, which was granted in part and denied in part on October 16, 1997.

      On November 6, 1997, Gigatek filed a First Amended Complaint that alleged that in March of 1996 Capital Markets was retained to render a valuation opinion as to the fair market value of Gigatek's common stock and related Stock Appreciation Rights. Plaintiffs alleged that Capital Markets breached its Engagement Letter with Gigatek by failing to fairly and accurately value the Stock Appreciation Rights and failing to properly determine the fair market value of Gigatek's common stock. Capital Markets' valuation was the subject of an arbitration in March, 1997, between Gigatek and its ex-Chief Executive Officer, in which the three arbitrators awarded almost $6 million to the ex-CEO as the value of his Stock Appreciation Rights in Gigatek. This arbitration was based on the Capital Markets valuation. Gigatek is suing Capital Markets claiming at least $6 million of damages, including the arbitration award, related attorney's fees, expert fees, and costs. Plaintiffs also seek punitive damages. Plaintiffs and defendants are in the early stages of discovery.

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

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters.

The Company's common stock is listed and traded principally on the New York Stock Exchange under the symbol "DUF". Information concerning the range of high and low sales prices for the Company's common stock, and the dividends declared, for each quarterly period within the past two fiscal years is set forth below:

                                                            Dividends
            Quarter ended          High         Low         Declared
            1997
            March 31              $8.50        $6.88          $.06
            June 30               $8.13        $6.63          $.06
            September 30          $9.31        $7.31          $.06
            December 31           $8.19        $7.00          $.06

            1996
            March 31              $7.00        $5.63          $.05
            June 30               $7.88        $5.88          $.05
            September 30          $7.25        $6.00          $.05
            December 31           $7.38        $6.00          $.06

As of March 13, 1998, the closing price of the Company's common stock on the New York Stock Exchange was $8 3/16 per share.

Item 6.     Selected Financial Data.

(in thousands, except per share data)
Year ended December 31*        1997       1996     1995       1994      1993

Operating revenues           $164,600  $152,504   $112,206  $104,429  $99,872
Net income                     24,147    26,719     15,690    17,020   23,043
Basic earnings per share**       0.44      0.50       0.51
Total assets                  604,949   365,684    356,619    97,201  103,118
Long-term obligations         194,299    21,884     33,858     3,517    3,930
Convertible exchangeable
  preferred stock              78,827    78,504     78,029
Cash dividends declared per
  common share**                 0.24      0.21       0.05

* 1997 reflects the results of Phoenix Duff & Phelps Corporation and includes Seneca Capital Management from July 17, 1997 to December 31, 1997 and Pasadena Capital Corporation from September 3, 1997 to December 31, 1997. 1996 reflects the results of Phoenix Duff & Phelps Corporation, while 1995 reflects the results of Phoenix Securities Group, Inc. from January 1, 1995 to October 31, 1995 and the combined results of Phoenix Duff & Phelps Corporation for the period from November 1, 1995 to December 31, 1995.
   1994 and 1993 reflect the results of Phoenix Securities Group, Inc. only.

** Basic earnings per share and cash dividends declared per common share prior to 1995 are not meaningful because of the recapitalization in connection with the Merger. The 1995 basic earnings per share reflect ten months of Phoenix Securities Group, Inc. and two months of the combined company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

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

During 1997, the Company acquired the operations of Pasadena Capital Corporation
(PCC) and a majority interest in GMG/Seneca Capital Management LLC (Seneca). Both of these companies are based in California. Details of these acquisitions are discussed in Note 3 of the Company's 1997 Consolidated Financial Statements.

The 1997 net income of $24.1 million represents the Company's operations inclusive of the operations of Seneca from July 17, 1997 through December 31, 1997 and PCC from September 3, 1997 through December 31, 1997. The 1996 net income of $26.7 million represents the Company's operations prior to the acquisitions of PCC and Seneca, while the 1995 net income of $15.7 million represents ten months of PSG operations and two months, i.e., November and December, of the Company's operations. As a result of the required accounting presentation and the inherent difficulties of analyzing and comparing the historical financial statements to the 1997 results, management has also included 1996 financial information on a pro forma basis as if the acquisitions of PCC and the majority interest in Seneca had occurred on January 1, 1996. The following discussion begins with a comparison of the historical financial statements and follows with a discussion of the pro forma financial information which is found in Note 4 of the Company's 1997 Consolidated Financial Statements. The principal operating entities referred to in this discussion are described in Note 1 of the Company's 1997 Consolidated Financial Statements.

Assets Under Management

The following table presents actual year-end assets under management at December 31, 1997 and 1996 as well as December 31, 1996 assets under management presented as if the acquisitions of PCC and the majority interest in Seneca had occurred on January 1, 1996. The revenues of the Company are substantially earned based upon assets under management and, accordingly, these trends are important for understanding the business.

                               1997           1996            1996
                              Actual         Actual         Pro Forma
                                          (in millions)

Open-end Mutual Funds       $ 13,001        $11,304         $12,106
Managed Accounts  *            5,559            228           4,585
Closed-end Mutual Funds        3,336          2,984           2,984
Institutional Accounts  **    16,155         12,276          15,742
PHL General Account            8,351          6,857           6,857
                            --------        -------         -------
                            $ 46,402        $33,649         $42,274
                            ========        =======         =======

* Managed Accounts represent assets which are individually managed for retail and institutional clients.
** Institutional  Accounts include 100% of the assets managed by Seneca Capital
   Management.

At December 31, 1997, the Company had $46.4 billion in assets under management, an increase of $12.8 billion from $33.6 billion at December 31, 1996. This increase is primarily the result of the acquisitions of PCC, on September 3, 1997, and a majority interest in Seneca, on July 17, 1997, which increased assets under management by $10.6 billion at December 31, 1997. Sales of open-end mutual funds were $1.3 billion in 1997 but were offset by redemptions of $2.2 billion. Sales and redemptions of managed accounts were each $.2 billion in 1997. New institutional accounts increased assets under management by $.9 billion but were offset by lost accounts totaling $3.0 billion. In December 1997, $1.0 billion was added to the assets managed by the Company for the PHL general account. The remaining change in assets under management was the result of positive performance.

Historical Financial Statements

General

The historical financial statements reflect the results of operations of PSG from January 1, 1995 to October 31, 1995 and the combined results of the Company for the period from November 1, 1995 to December 31, 1997. This accounting treatment is required under generally accepted accounting principles. The 1997 and 1996 results include a substantial noncash amortization expense resulting from merger and acquisition related goodwill and other intangible assets.

Statement of Income for 1997 Compared to 1996

Revenues for 1997 of $164.6 million, which includes $27.2 million for PCC and Seneca, increased $12.1 million (8%) from $152.5 million in 1996 which included $8.2 million for Duff & Phelps Capital Markets Co. (Capital Markets) through June 30, 1996. Excluding the effects of PCC, Seneca and Capital Markets, the Company's revenues for 1997 decreased $6.9 million (5%) compared to 1996.

Investment management fees of $138.3 million for 1997, which includes $24.7 million for PCC and Seneca, increased $20.2 million (17%) from $118.2 million in 1996. Management fees earned on closed-end mutual funds increased $.5 million due to an increase in assets under management as a result of positive performance. Fees earned managing PHL's general account increased $.4 million due to an increase in assets managed. Management fees for 1997 related to managed accounts increased $.4 million as a result of an increase in assets under management. Management fees earned on institutional and advisory accounts decreased $3.6 million due to lost accounts. Fees earned managing PHL sponsored variable products decreased $1.1 million as a result of a change in the fee structure (which also increased both fund accounting and underwriting fees) offset, in part, by an increase in assets under management. Management fees earned on open-end mutual funds, including institutional mutual funds, decreased $.2 million as a result of a decrease in assets under management. Funds under reimbursement increased $.2 million, decreasing revenue, primarily due to the start-up of several new funds in 1997 for which the advisors, subsidiaries of the Company, agreed to waive or reimburse expenses to the extent they exceeded limits detailed in the funds' prospectuses. Other management fees decreased $.6 million partly due to an increase in sub-advisory fees paid to Greystone Capital Management (Greystone) and the liquidation of Windy City CBO Partners, L.P. (WCCBO) in March 1997.

Mutual funds - ancillary fees of $22.5 million for 1997, which includes $2.2 million for PCC, increased $.5 million (2%) from $22.0 million in 1996. Fund accounting fees increased $2.7 million primarily as a result of a change in the fee structures for the open-end mutual funds as well as PHL sponsored variable products, on which no such fees were earned prior to January 1997. Net distributor fees decreased by $3.2 million as a result of the sale of the deferred commissions asset. Other ancillary fees decreased $1.0 million primarily as a result of decreased shareholder service agent fees resulting from a decline in mutual fund shareholder accounts. Underwriter fees decreased $.2 million as a result of the closure of Capital Markets in 1996, offset, in part, by a new fee schedule for the PHL sponsored variable products.

Financial consulting and investment research services were not offered by the Company in 1997 as the operations of Capital Markets and the fee-based investment research and securities businesses were divested and closed, respectively, in 1996, resulting in a $7.7 million decrease in revenues in 1997 as compared to 1996.

Other income and fees of $3.7 million for 1997, which includes $.3 million for PCC, decreased $.9 million (19%) from $4.6 million in 1996. This decrease is primarily due to a decrease in redemption income as a result of the sale of the Company's then existing deferred commissions asset in June 1997, for which the Company had previously earned a fee if shares were redeemed within five years of purchase.

Operating expenses of $133.6 million for 1997, which includes $19.3 million for PCC and Seneca, increased $20.4 million (18%) from $113.2 million in 1996. Excluding the effects of PCC and Seneca, expenses increased $1.1 million in 1997 over 1996.

Employment expenses of $71.6 million for 1997, which includes $8.6 million for PCC and Seneca, increased $12.8 million (22%) from $58.8 million in 1996. A new profit sharing plan for certain eligible employees increased employment expenses by $.6 million. Employment expenses decreased $8.2 million due to the divestiture of Capital Markets and the closure of the fee-based investment research and securities businesses in 1996. Non-recurring charges, resulting from a senior executive exercising certain rights under his employment agreement, increased employment expenses by $.9 million in 1997. The remaining increase was primarily due to an expansion of the sales force, an increase in sales-based and performance-based incentive compensation and annual salary adjustments.

Other operating expenses of $41.4 million for 1997, which includes $6.0 million for PCC and Seneca, increased $4.8 million (13%) from $36.5 million in 1996.
Operating expenses decreased $1.2 million primarily as a result of the divestiture of Capital Markets in 1996. In addition, a one-time loss of $.6 million was recognized in the second quarter of 1997 relating to the sublease of certain office space.

Restructuring charges of $.7 million in 1997 are the result of the Company's decision to out-source substantially all of its fund accounting operations effective in the first quarter of 1998.

Depreciation and amortization of leasehold improvements of $3.0 million for 1997, which includes $.2 million for PCC and Seneca, increased $.7 million (33%) from $2.2 million in 1996. An increase in depreciation expense relating to capital assets purchased in 1997 and 1996 more than offset the effect of the divestiture of Capital Markets which decreased depreciation expense by $.4 million.

Amortization of goodwill and intangibles of $13.9 million for 1997 increased $4.3 million (45%) from $9.6 million in 1996 as a result of the acquisitions of PCC and Seneca.

Amortization of deferred commissions of $3.0 million for 1997, which includes $.2 million for PCC, decreased $3.1 million (50%) from $6.1 million in 1996 as a result of the sale of the Company's then existing deferred commissions asset in June 1997. A deferred commissions asset relating to PCC continues to be amortized.

Operating income of $31.0 million for 1997 decreased $8.3 million (21%) from $39.3 million in 1996 as a result of the changes discussed above.

Equity in earnings of unconsolidated affiliates of $6.4 million for 1997 increased $1.0 million (19%) from $5.3 million in 1996. The Company's share of income from its investment in Financial Alliance Investors I, L.P. increased revenues by $5.5 million. Equity income from the Company's investment in Beutel, Goodman & Company Ltd. (BG) increased $1.3 million. The Company's share of equity earnings from WCCBO was a loss of $1.5 million in 1997, due to the liquidation of WCCBO in early 1997, as compared to income of $1.6 million in 1996. The Company's share of equity earnings from the DPIM/Nuveen joint venture was zero in 1997 as compared to $.6 million in 1996. On January 2, 1997, the Company purchased the remaining interest in the DPIM/Nuveen joint venture and consolidated operations. In addition, the Company's share of the Inverness/Phoenix LLC joint venture income decreased $1.1 million in 1997 primarily as a result of the joint venture's recognition of an advisory fee in 1996 from a significant non-recurring transaction. The Company's investment in Greystone in 1997 resulted in a loss of $.6 million, as compared to a loss of $.7 million in 1996. Greystone was in a start-up phase in both years.

Gain on sale of $6.9 million in 1997 is the result of the sale of the Company's deferred commissions asset, excluding PCC's, in June 1997. The sale, which was to an unrelated third party, resulted in proceeds of $26.0 million. As part of the transaction, the purchaser will fund future B share commissions and be entitled to distributor fees from the Company's outstanding B share mutual funds as well as any contingent deferred sales charges, excluding those relating to the Phoenix-Engemann funds.

Other expense - net of $33 thousand in 1997 decreased $102 thousand (75%) from $135 thousand in 1996 primarily from an increase in unrealized gains on marketable securities.

Interest expense - net of $3.3 million in 1997 increased $3.7 million from net interest income of $.4 million in 1996 as a result of the interest charges from the financing of the PCC and Seneca acquisitions offset, in part, by a decrease in interest expense of $.5 million due to a reduction in outstanding debt on a previous credit facility. Interest income decreased $.3 million primarily due to a decrease of $.4 million from the BG debentures, which were fully redeemed in December 1996.

Income to minority interest of $.7 million in 1997 represents the minority shareholders' interest in the equity earnings of Seneca, which is fully consolidated in the Company's financial statements.

Net income for 1997 of $24.1 million reflects a decrease of $2.6 million (10%) from the $26.7 million in 1996, resulting from the effects of the increased income and expenses discussed above. The effective tax rate decreased to 40.0% in 1997 from 40.5% in 1996 as a result of settlements in 1997 with federal and state tax authorities for the tax years 1990 to 1993, offset by the effect of goodwill amortization resulting from the PCC acquisition.

Statement of Income for 1996 Compared to 1995

Revenues for 1996 of $152.5 million increased $40.3 million (36%) from $112.2 million in 1995 reflecting the inclusion of $51.3 million of D&P's revenues, including Capital Markets through June 30, in 1996 compared to $10.3 million for the two months included in 1995. Excluding the effect of D&P, the Company's revenues for 1996 decreased $.7 million compared to 1995.

Management fees decreased $1.5 million as a result of a $3.9 million decrease in fees from the loss of certain institutional accounts offset, in part, by an increase of $1.2 million in management fees earned on mutual funds and a $2.4 million increase in fees earned managing PHL's general account and PHL sponsored variable products. The remaining decrease is primarily the result of an increase in funds under reimbursement due to the conversion of certain separate accounts to mutual funds for which Phoenix Investment Counsel, Inc. (PIC) agreed to reimburse or waive expenses to the extent they exceeded limits detailed in the funds' prospectuses. The reimbursements increased $.9 million in 1996 as compared to 1995.

Mutual funds - ancillary fees increased primarily as a result of a $2.5 million increase in underwriting and distributor fee revenues.

Other income and fees decreased by $1.8 million as a result of a decline in B share redemptions, for which the Company earned a fee if shares were redeemed within five years of purchase.

Employment expenses increased $5.3 million due to an expansion of the sales force, an increase in sales-based and performance-based incentive compensation and annual salary adjustments.

Operating expenses for 1996 of $113.2 million increased $29.2 million (35%) from $84.0 million in 1995, reflecting the inclusion of $35.6 million of D&P operating expenses, including Capital Markets through June 30, in 1996 compared to $9.6 million for 1995. Excluding the effect of D&P, expenses increased $3.2 million in 1996 over 1995. These increases were offset, in part, by reductions in other operating expenses ($7.8 million) primarily relating to cost savings achieved by the merger, and reduced amortization of deferred commissions ($1.4 million).

Depreciation increased $.7 million.

Amortization of goodwill and intangible assets increased $6.4 million in 1996 as a result of the merger.

Operating income increased $11.1 million (39%) to $39.3 million for 1996 compared to $28.2 million for 1995 as a result of the changes discussed above.

Other income - net of $5.2 million for 1996 increased $4.3 million as compared to 1995 due to an increase in equity income from BG, WCCBO and Nuveen/Duff & Phelps Investment Advisors of $1.8 million, $1.1 million and $.5 million, respectively. In addition, the Company's share of the Inverness/Phoenix LLC joint venture income was $1.5 million in 1996 as a result of the joint venture's recognition of a fee from a significant first quarter transaction. A $.6 million loss was recognized in 1996 representing the Company's share of losses attributable to its investment in Greystone, which was in a start-up phase.

Net income for 1996 of $26.7 million reflects an increase of $11.0 million (70%) over the $15.7 million in 1995, resulting from the effects of the increased income and expenses discussed above. In addition, interest expense decreased $.6 million in 1996 reflecting the difference in interest charged on PSG's note payable, which was converted to preferred stock at the time of the merger, and two months on the revolving facility in 1995, and that charged in 1996 on the revolving credit facility. The effective tax rate decreased to 40.5% in 1996 from 44.7% in 1995 primarily as a result of a change in Connecticut tax law, enacted in May of 1996 and retroactive to January 1, 1996, which modified the method of apportioning income for investment advisors.

Pro Forma Financial Information (See Note 4 to the Consolidated Financial Statements)

Statement of Income for 1997 Compared to 1996 - Pro Forma

Revenues - pro forma of $207.1 million in 1997 decreased $4.7 million (2%) from $211.8 million in 1996.

Investment management fees - pro forma of $175.0 million in 1997 increased $6.4 million (4%) from $168.5 million for 1996. Management fees from PCC increased approximately $6.4 million due to increased asset performance. New institutional accounts from Seneca increased fees by $4.3 million offset by a decrease of $3.6 million in advisory and subadvisory fees resulting from lost accounts. Management fees earned on mutual funds and managed accounts increased $.6 million as a result of an increase in assets managed. Fees earned managing PHL's general account and PHL sponsored variable products decreased $.7 million as a result of a change in the variable product fee structure (which also increased both fund accounting and underwriting fees) offset, in part, by an increase in both general account and variable product assets under management. Funds under reimbursement increased $.2 million, decreasing revenue, primarily due to the start-up of several new funds in 1997 for which the advisors, subsidiaries of the Company, agreed to waive or reimburse expenses to the extent they exceeded limits detailed in the funds' prospectuses. Other management fees decreased $.6 million partly due to an increase in sub-advisory fees paid to Greystone and the liquidation of WCCBO in March 1997.

Mutual funds - ancillary fees - pro forma of $27.0 million in 1997 decreased $1.6 million (6%) from $28.7 million in 1996. Fund accounting fees increased $2.7 million primarily as a result of a change in the fee structures for the open-end mutual funds and PHL sponsored variable products, on which no such fees were earned prior to January 1997. Distributor fees decreased $2.9 million as a result of the sale of the deferred commissions asset. Underwriter fees decreased $.2 million as a result of the divestiture of Capital Markets in 1996 offset, in part, by a new fee schedule for the PHL sponsored variable products. Other ancillary fees decreased $1.3 million primarily as a result of increased trails expense related to increased B share sales in the prior year and a decrease in shareholder service agent fees resulting from a reduced number of shareholder accounts.

Financial consulting and investment research services were not offered by the Company in 1997 as the operations of Capital Markets and the fee-based investment research and securities businesses were divested and closed, respectively, in 1996, resulting in a $7.7 million decrease in revenues in 1997 as compared to 1996.

Other income and fees - pro forma of $5.1 million in 1997 decreased $1.8 million (26%) from $6.9 million in 1996. This decrease is primarily due to a decrease in redemption income as a result of the sale of the Company's then existing deferred commissions asset in June 1997, for which the Company had previously earned a fee if shares were redeemed within five years of purchase.

Employment expenses - pro forma of $88.1 million in 1997 increased $6.9 million (8%) from $81.2 million in 1996. A new profit sharing plan for certain eligible employees increased employment expenses by $.6 million. Employment expenses decreased $8.2 million due to the divestiture of Capital Markets and the closure of the fee-based investment research and securities businesses in 1996. Non-recurring charges, resulting from a senior executive exercising certain rights under his employment agreement, increased employment expenses by $.9 million in 1997. The remaining increase is primarily due to an expansion of the sales force, an increase in sales-based and performance-based incentive compensation and annual salary adjustments.

Other operating expenses - pro forma of $55.9 million in 1997 decreased $1.0 million (2%) from $56.9 million in 1996. Amortization of deferred commissions decreased $2.9 million primarily as a result of the sale of the Company's deferred commissions asset, excluding PCC's, in June 1997. PCC's deferred commissions expense increased $.2 million in 1997. Operating expenses decreased $1.2 million as a result of the closing of Capital Markets in 1996.
Restructuring charges of $.7 million in 1997 are the result of the Company's decision to out-source substantially all of its fund accounting operations effective in the first quarter of 1998. Depreciation and amortization of leasehold improvements increased by $.4 million. An increase in depreciation expense caused by capital assets purchased in 1997 and 1996 more than offset the effect of the divestiture of Capital Markets which decreased depreciation expense by $.4 million.

Amortization of goodwill and intangibles - pro forma of $22.0 million in 1997 was unchanged from 1996.

Other income - net - pro forma of $19.0 million in 1997 increased $13.8 million from $5.2 million in 1996. A $6.9 million gain was recognized on the sale of the Company's deferred commissions asset, excluding PCC's, in June 1997. A gain of $5.0 million was realized in 1997 by PCC from the sale of its investment in its own mutual funds, the proceeds of which were reinvested in Treasury Bills. The Company's share of income from its investment in Financial Alliance Investors I, L.P. increased revenues by $5.5 million. Equity income from the Company's investment in BG increased $1.3 million. The Company's share of equity earnings from WCCBO was a loss of $1.5 million in 1997, due to the liquidation of WCCBO in early 1997, as compared to income of $1.6 million in 1996. The Company's share of equity earnings from the DPIM/Nuveen joint venture was zero in 1997 as compared to $.6 million in 1996. On January 2, 1997, the Company purchased the remaining interest in the DPIM/Nuveen joint venture and consolidated operations. In addition, the Company's share of the Inverness/Phoenix LLC joint venture income decreased $1.1 million in 1997 primarily as a result of the joint venture's recognition of an advisory fee in 1996 from a significant non-recurring transaction. The Company's investment in Greystone in 1997 resulted in a loss of $.6 million, as compared to $.7 million of losses in 1996. Greystone was in a start-up phase in both years.

Interest expense - net - pro forma of $10.8 million in 1997 increased $.2 million (2%) from $10.6 million in 1996.

Income to minority interest - pro forma of $1.2 million in 1997 increased $.3 million (33%) from $.9 million in 1996. The minority shareholders' interest in the equity earnings of Seneca, which is fully consolidated in the Company's financial statements, increased due to Seneca's increased earnings in 1997.

Net income - pro forma of $25.5 million in 1997 reflects an increase of $1.7 million (7%) over the $23.9 million in 1996, resulting from the effects of the increased income and expenses discussed above. The effective tax rate decreased to 43.0% in 1997 from 43.8% in 1996 as a result of settlements with federal and state tax authorities in 1997 for the tax years 1990 to 1993.

Liquidity and Capital Resources

The Company's business is not considered to be capital intensive. Working capital requirements for the Company have historically been provided by operating cash flow. It is expected that such cash flows will continue to serve as the principal source of working capital for the Company for the near future.

The Company's current capital structure includes 3.2 million shares of Series A Preferred Stock with a stated value of $25.00 per share and 44.1 million shares of common stock outstanding. Dividends on the preferred stock would total $4.8 million per annum based on preferred shares outstanding at December 31, 1997. The current dividend rate on common stock is $.06 per share per quarter. If the dividend rate remains constant for 1998, the total dividend on common stock will be approximately $10.6 million based upon shares outstanding at December 31, 1997.

The Company has a $200 million Credit Agreement with a consortium of banks. Borrowings under this agreement are unsecured, mature in five years and bear interest at variable rates. The outstanding obligation under this agreement at December 31, 1997 was $185 million. Interest rates on such borrowings averaged 6.0% in 1997. The outstanding balance is due in 2002. The Company's majority shareholder, PHL, has guaranteed the obligation. This Credit Agreement replaces the three year revolving credit facility which was available at December 31, 1996.

The Credit Agreement contains financial and operating covenants including, among other provisions, requirements that the Company maintain certain financial ratios and satisfy certain financial tests, including restrictions on the ability to incur indebtedness, and limitations on the amount of the Company's capital expenditures. At December 31, 1997, the Company was in compliance with these covenants and believes that funds from operations and amounts available under the agreement will provide adequate liquidity for the foreseeable future.

Phoenix Equity Planning Corporation (PEPCO), a wholly-owned subsidiary of the Company, is subject to the net capital requirements imposed on registered broker-dealers by the Securities Exchange Act of 1934 (Act). At December 31, 1997, PEPCO had net capital (as defined in the Act) of approximately $6.3 million, which exceeded the regulatory minimum by $5.5 million. PEPCO operates pursuant to Rule 15c3-1 paragraph (a) of the Act and, accordingly, is required to maintain a ratio of aggregate indebtedness (as defined in the Act) to net capital which may not exceed 15 to 1. This ratio at December 31, 1997 was 1.74 to 1.

Management considers the liquidity of the Company to be adequate to meet present and anticipated needs.

Impact of the Year 2000 Issue

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. There is the possibility that some or all of a company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

Based upon preliminary assessments, the Company has determined that it will be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. Since many of the core systems of the Company's business are investment related, Company management believes that the majority of these systems are already Year 2000 compliant. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will be mitigated. It is anticipated that such modifications and conversions will be completed on a timely basis. It is not known at this time if there could be a material impact on the operations of the Company if such modifications and conversions are not completed timely.

The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. Certain systems are already in the process of being converted due to previous Company initiatives and it is expected that all core applications will be remediated by December 31, 1998 and tested by June, 1999. The total cost to the Company to become Year 2000 compliant is not expected to have a material impact on the Company's results of operations.

Safe Harbor Statement under the Private Securities Litigation Reform Act of
1995

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



Item 8.     Financial Statements and Supplementary Data.

      TABLE OF CONTENTS                                                   PAGE

      Report of Independent Accountants..................................  30

      Consolidated Financial Statements:

      Consolidated Statements of Financial Condition.....................  31
        December 31, 1997 and 1996

      Consolidated Statements of Income..................................  32
        Years Ended December 31, 1997, 1996 and 1995

      Consolidated Statements of Changes in Stockholders' Equity.........  33
        Years Ended December 31, 1997, 1996 and 1995

      Consolidated Statements of Cash Flows..............................  34
        Years Ended December 31, 1997, 1996 and 1995

      Notes to Consolidated Financial Statements........................35-57



                        Report of Independent Accountants


To the Board of Directors and Stockholders of Phoenix Duff & Phelps Corporation

In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Phoenix Duff & Phelps Corporation; its predecessor company, Phoenix Securities Group, Inc., and their subsidiaries (collectively, the "Company") at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Beutel, Goodman & Company Ltd. (Beutel Goodman), an investment which is reflected in the accompanying financial statements using the equity method of accounting. The investment in Beutel Goodman represents 5% and 9% of total assets at December 31, 1997 and 1996, respectively, and the equity in its net income represents 9%, 5% and 1% of income before income taxes for each of the three years in the period ended December 31, 1997. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Beutel Goodman, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for the opinion expressed above.




/s/ Price Waterhouse LLP

Hartford, Connecticut
February 6, 1998

PHOENIX DUFF & PHELPS CORPORATION
Consolidated Statements of Financial Condition
------------------------------------------------------------------------------

                                                               December 31,
                                                            1997        1996
Assets                                                        (in thousands)
Current Assets
  Cash and cash equivalents                              $ 21,872    $ 22,466
  Marketable securities, at market                         12,000       4,070
  Accounts receivable                                       9,865       5,967
  Receivables from related parties                         21,672      19,701
  Prepaid expenses and other assets                         2,712       4,287
                                                         --------    --------
    Total current assets                                   68,121      56,491

Deferred commissions                                        3,998      17,749
Furniture, equipment and leasehold improvements, net       10,071       8,377
Intangible assets, net                                    159,666      55,094
Goodwill, net                                             308,451     171,660
Investment in Beutel, Goodman & Company Ltd.               29,884      31,746
Long-term investments and other assets                     24,758      24,567
                                                         --------    --------
    Total assets                                         $604,949    $365,684
                                                         ========    ========

Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable                                       $  4,252    $    982
  Accrued compensation and benefits                        15,936       9,671
  Other accrued liabilities                                 5,554       2,653
  Payables to related parties                               3,135       3,874
  Broker-dealer payable                                     9,157       8,487
  Short-term notes payable                                  5,853
  Current portion of long-term debt and credit facility     2,241       2,500
                                                         --------    --------
    Total current liabilities                              46,128      28,167

Deferred taxes, net                                        66,020      33,860
Long-term debt, net of current portion                      2,682
Credit facility, net of current portion                   185,000      14,000
Lease obligations and other long-term liabilities           6,617       7,884
                                                         --------    --------
    Total liabilities                                     306,447      83,911
                                                         --------    --------

Contingent Liabilities (Note 20)

Minority Interest                                             976

Series A Convertible Exchangeable Preferred Stock,
 10,000,000 shares authorized and 3,169,599 and
 3,157,254 shares outstanding, including $277,340 and
 $273,223 of accrued undeclared cumulative dividends       78,827      78,504

Stockholders' Equity
Common stock, $.01 par value, 100,000,000 shares
  authorized, 44,440,261 and 44,037,416 shares issued
  and 44,095,261 and 44,037,416 shares outstanding            444         440
Additional paid-in capital                                188,566     185,415
Retained earnings                                          21,624      12,812
Net unrealized gain on securities available for sale       11,845       4,932
Foreign currency translation adjustment                   (1,171)        (330)
Treasury stock, at cost, 345,000 and zero shares          (2,609)
                                                         -------     --------
    Total stockholders' equity                            218,699     203,269
                                                         --------    --------
    Total liabilities and stockholders' equity           $604,949    $365,684
                                                         ========    ========




       The accompanying notes are an integral part of these statements.

PHOENIX DUFF & PHELPS CORPORATION
Consolidated Statements of Income
------------------------------------------------------------------------------

                                                  Year ended December 31,
                                              1997        1996        1995
                                          (in thousands, except per share data)
Revenues
Investment management fees                  $138,335    $118,160     $85,746
Mutual funds - ancillary fees                 22,523      22,030      18,963
Financial consulting and investment
  research fees                                            7,699       2,737
Other income and fees                          3,742       4,615       4,760
                                             -------     -------     -------

   Total revenues                            164,600     152,504     112,206
                                             -------     -------     -------

Operating Expenses
Employment expenses                           71,630      58,805      35,406
Other operating expenses                      41,370      36,523      37,109
Restructuring charges                            734
Depreciation and amortization of leasehold
  improvements                                 2,953       2,212         928
Amortization of goodwill and
  intangible assets                           13,950       9,623       3,166
Amortization of deferred commissions           3,001       6,052       7,436
                                             -------     -------     -------

   Total operating expenses                  133,638     113,215      84,045
                                             -------     -------     -------

Operating Income                              30,962      39,289      28,161
                                             -------     -------     -------

Equity in Earnings of
   Unconsolidated Affiliates                   6,387       5,348         972
                                             -------     -------     -------

Gain on Sale                                   6,907

Other Expense - Net                              (33)       (135)        (11)
                                             -------     -------     -------

Interest (Expense) Income - Net
Interest expense                              (5,638)     (1,640)     (2,262)
Interest income                                2,374       2,044       1,512
                                             -------     -------     -------

   Total interest (expense) income - net      (3,264)        404        (750)
                                             --------    -------     -------

Income to Minority Interest                     (714)

Income Before Income Taxes                    40,245      44,906      28,372
Provision for income taxes                    16,098      18,187      12,682
                                             -------     -------     -------

Net Income                                    24,147      26,719      15,690
Series A preferred stock dividends             4,754       4,713         759
                                             -------     -------     -------

Income available to common stockholders      $19,393     $22,006     $14,931
                                             =======     =======     =======

Weighted average shares outstanding
   Basic                                      44,080      43,799      29,263
   Diluted                                    54,435      53,971      39,512
Earnings per share
   Basic                                     $   .44     $   .50     $   .51
   Diluted                                   $   .44     $   .50     $   .40




       The accompanying notes are an integral part of these statements.

PHOENIX DUFF & PHELPS CORPORATION
Consolidated  Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 1997, 1996 and 1995
------------------------------------------------------------------------------
(in thousands)

                         Common            Foreign Currency
                       Stock and            Translation and
                       Additional           Net Unrealized
                         Paid-In   Retained   Gain (Loss)   Treasury
                         Capital   Earnings  on Securities    Stock    Total
                        --------   --------  -------------  -------- --------
Balances at December
   31, 1994             $  9,292    $24,612                          $ 33,904
                        --------    -------                          --------

   Capital contributions  35,578                                       35,578
   Duff &Phelps shares
    outstanding          185,671                                      185,671
   Stock transactions        147                                          147
   Net income                        15,690                            15,690
   Dividends            (48,552)    (40,302)                          (88,854)
   Net unrealized
    depreciation on
    securities available
    for sale                                   $ (192)                   (192)
   Foreign currency
    translation adjustment                       (454)                   (454)
                        --------    -------    -------               --------
Balances at December
   31, 1995              182,136                 (646)                181,490
                        --------    -------    -------               --------

   Stock transactions      3,719                                        3,719
   Net income                        26,719                            26,719
   Dividends                        (13,907)                          (13,907)
   Net unrealized
    appreciation on
    securities available
    for sale                                     5,124                  5,124
   Foreign currency
    translation adjustment                         124                    124
                        --------    -------    -------               --------
Balances at December
   31, 1996              185,855     12,812      4,602                203,269
                        --------    -------    -------               --------

   Stock transactions      3,155                                        3,155
   Treasury stock
    purchases                                             $(2,609)     (2,609)
   Net income                        24,147                            24,147
   Dividends                        (15,335)                         (15,335)
   Net unrealized
    appreciation on
    securities available
    for sale                                     6,913                  6,913
   Foreign currency
    translation adjustment                        (841)                  (841)
                        --------    -------    -------    -------    --------
Balances at December
   31, 1997             $189,010    $21,624    $10,674    $(2,609)   $218,699
                        ========    =======    =======    =======    ========

Common stock issued and outstanding:             1997        1996      1995
                                                        (in thousands)

Balances at January 1,                          44,037      43,563          1
   Duff & Phelps shares outstanding                                     17,073
   Conversion of Phoenix
     Securities Group shares                                           26,399
   Stock transactions                              403         474         90
   Treasury stock purchases                       (345)
                                               -------    --------   --------
Balances at December 31,                        44,095      44,037     43,563
                                               =======    ========   ========



       The accompanying notes are an integral part of these statements.

PHOENIX DUFF & PHELPS CORPORATION
Consolidated Statements of Cash Flows
------------------------------------------------------------------------------

                                                    Year Ended December 31,
                                                1997        1996        1995
                                                         (in thousands)
Cash Flows from Operating Activities:
 Net income                                    $24,147     $26,719     $15,690
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization of leasehold
     improvements                                2,953       2,212         928
    Amortization of goodwill and intangible
     assets                                     13,950       9,623       3,166
    Amortization of deferred commissions         3,001       6,052       7,436
    Income to minority interest                    714
    Gain on sale of deferred commissions asset  (6,907)
    Equity in earnings of unconsolidated
     affiliates, net of dividends                3,457      (2,992)     (1,121)
    Payments of deferred commissions            (5,006)    (10,663)     (5,097)
    Deferred taxes                              (9,892)      5,012         627
    Changes in operating assets and liabilities:
     Accounts receivable, net                    1,024       4,649         668
     Receivables from related parties           (1,971)        167      (6,081)
     Other assets                                  232      (2,694)        350
     Payables to related parties                  (742)     (7,959)      5,452
     Accounts payable and accrued liabilities     (322)     (1,529)     (1,151)
     Other liabilities                           1,059      (1,000)        334
                                               -------    --------     -------
  Net cash provided by operating activities     25,697      27,597      21,201
                                               -------    --------     -------

Cash Flows from Investing Activities:
 Purchase of subsidiaries                     (243,532)     (5,892)     (1,158)
 Cash acquired from purchase of subsidiaries    42,379                   2,417
 Proceeds from sale of deferred
  commissions asset                             26,015
 Purchase/sale of marketable securities         (7,663)     (1,127)       (250)
 Purchase/sale of long-term investments         (2,720)     (2,510)      1,081
 Proceeds from long-term investment activity    11,245       9,214       2,491
 Capital expenditures                           (2,296)     (3,004)     (1,332)
 Other investing activities                       (103)        532
                                              --------     -------     -------
  Net cash (used in) provided by
   investing activities                       (176,675)     (2,787)      3,249

Cash Flows from Financing Activities:
  Borrowings on credit facility
   and from related party                      220,000
  Repayment of debt                            (53,182)     (7,000)     (5,517)
  Dividends paid                               (15,330)    (13,907)    (45,891)
  Stock repurchases                             (2,609)
  Capital contribution                                                  31,700
  Proceeds from stock issuance                   1,689       2,257         213
  Other financing activities                      (184)                    (82)
                                               -------      -------     ------
  Net cash provided by (used in)
   financing activities                        150,384     (18,650)    (19,577)

Net (decrease) increase in cash and
  cash equivalents                                (594)      6,160       4,873
Cash and cash equivalents, beginning of year    22,466      16,306      11,433
                                               -------     -------     -------
  Cash and Cash Equivalents, End of Year       $21,872     $22,466     $16,306
                                               =======     =======     =======

Supplemental cash flow information:
  Interest paid                                $ 4,613     $ 1,538     $ 2,222
  Income taxes paid                            $11,371     $17,444     $14,737
Supplemental disclosure of non-cash financing activities:
  Dividend of preferred stock                                         $(42,963)
  Capital contribution                                                 $ 3,878



       The accompanying notes are an integral part of these statements.

PHOENIX DUFF & PHELPS CORPORATION
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

1.  Organization and Business

    Phoenix Duff & Phelps Corporation (PDP) was formed on November 1, 1995 when Phoenix Securities Group, Inc. (PSG), a money management subsidiary of PM Holdings, Inc. (PM Holdings), merged into Duff & Phelps Corporation (D&P) (the Merger). PM Holdings is a wholly-owned subsidiary of Phoenix Home Life Mutual Insurance Company (Phoenix Home Life). PM Holdings owns approximately 60% of the outstanding PDP common stock and approximately 44% of the outstanding PDP preferred stock (see Note 12).

    PDP and its subsidiaries provide a variety of investment management and related services to a broad base of institutional, corporate and individual clients throughout the U.S. PDP's businesses include investment advisory, broker-dealer operations and, through June 30, 1996, fee based investment research operations and financial consulting services. PDP operates in one industry segment, that of investment management services. The principal operating subsidiaries included in these consolidated financial statements are as follows:

    - Phoenix Equity Planning Corporation (PEPCO), a registered broker-dealer, serves principally as distributor, underwriter and financial agent for products registered with the Securities and Exchange Commission (SEC).

    - Phoenix Investment Counsel, Inc. (PIC), a wholly-owned subsidiary of PEPCO, is a registered investment advisor providing investment management services primarily under agreements with affiliated registered investment management companies and other institutional advisors and investors.

    -  National  Securities  &  Research   Corporation  (NS&RC),  a  registered
       investment  advisor,  provides  investment  management services primarily
       under  agreements  with  affiliated   registered   investment  management
       companies.

    - Duff & Phelps Investment Management Co. (DPIM), a registered investment advisor, provides investment management services to a variety of institutions and individuals, including SEC registered investment companies, corporate, public and multi-employer retirement funds, endowment, insurance and other special purpose funds and high yield bond portfolios. These consolidated financial statements include operations and cash flows for DPIM from the date of the Merger.

    - Duff & Phelps Capital Markets Co. (DPCM) provided a wide range of investment banking and financial advisory services. Duff & Phelps Securities Co. (DPS), a wholly-owned subsidiary of DPCM, was a registered broker-dealer. On May 14, 1996, PDP announced that it was exiting the fee based investment research, investment banking and financial advisory businesses acquired in the Merger. Substantially all of the fee based investment research activities were immediately closed and, on July 1, 1996, PDP completed the sale of certain assets of the financial advisory and investment banking businesses to several former executives. These consolidated financial statements include operations and cash flows for DPCM and DPS from the date of the Merger until the closure of these operations.

    - Roger Engemann & Associates (REA), a wholly-owned subsidiary of Pasadena Capital Corporation (PCC), which in turn is a wholly-owned subsidiary of PDP, is a registered investment advisor. REA provides investment management services primarily to individual investors and SEC registered investment companies. PCC and REA were acquired from a third party on September 3, 1997 (see Note 3).

    - Seneca Capital Management LLC (Seneca), a majority-owned subsidiary of PDP, is a registered investment advisor. Seneca provides investment management services primarily to institutional investors. A majority interest in Seneca was acquired on July 17, 1997 (see Note 3).

    The accompanying consolidated financial statements include the accounts of Seneca for the period from July 17, 1997 through December 31, 1997 and PCC and REA for the period from September 3, 1997 through December 31, 1997. The financial statements for the period prior to the Merger with Duff & Phelps in 1995 include only the accounts of PSG and its wholly-owned subsidiaries.

2.  Summary of Significant Accounting Policies

    Significant accounting policies, which have been consistently applied, are as follows:

    Basis of Presentation

    PDP's consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP). The consolidated financial statements include the accounts of PDP and its subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior years' amounts to conform to the current year presentation. The preparation of financial statements in conformity with GAAP requires the use of estimates. Accordingly, certain amounts in the consolidated financial statements contain estimates made by management. Actual results could differ from these estimates. Significant estimates, specifically those used to determine the carrying value of goodwill and intangible assets, are discussed in these notes to the consolidated financial statements.

    Recent Accounting Pronouncements

    PDP adopted Statement of Financial Accounting Standard (SFAS) No. 129, "Disclosure of Information about Capital Structure," as of December 31, 1997. This statement revises the disclosure requirements of SFAS No. 47, "Disclosure of Long-Term Obligations." The effects of SFAS No. 129 are addressed in Note 12.

    SFAS No. 130, "Reporting Comprehensive Income," is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the reporting and display of comprehensive income and its components on the Statement of Income, and eliminates the reporting of items directly as components of equity. PDP will adopt this statement in 1998.

    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for fiscal years beginning after December 15, 1997. This statement requires the disclosure of different types of business activities and economic environments of an enterprise, as they relate to a specific segment. PDP will adopt this statement in 1998.

    SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," is effective for fiscal years beginning after December 15, 1997. This statement standardizes the disclosure requirements for pensions and other postretirement benefits and is an amendment to SFAS Nos. 87, 88 and 106. Since earlier application is encouraged, PDP has adopted the statement as it relates to multi-employer plans (see Note 2).

    As these statements only address financial statement disclosure, they have no impact on PDP's financial results.

    Cash and Cash Equivalents

    Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase.

    Marketable Securities

    Marketable securities consist of mutual fund investments and U.S. Government obligations both of which are being carried at market value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The mutual fund investments are classified as assets held for trading purposes. Any unrealized appreciation or depreciation on these assets is included in other income. The U.S. Government securities are considered to be available for sale. Any unrealized appreciation or depreciation on these assets is recognized as a separate component of stockholders' equity, net of income taxes. Market values for both the mutual funds and the U.S. Government obligations are determined based on publicly quoted market prices.

    Deferred Commissions

    Deferred commissions are commissions paid to broker-dealers on sales of mutual fund shares referred to as B shares. These commissions are recorded as deferred costs and are recovered by on-going monthly distribution fees received from mutual funds or upon redemption of the B shares by shareholders within five to six years of purchase. Deferred costs on outstanding shares are amortized on a straight-line basis, generally over five to six years or until the B shares are redeemed.

    Furniture, Equipment and Leasehold Improvements

    Furniture, equipment and leasehold improvements are recorded at cost. Depreciation of furniture and equipment is computed using the straight-line method based upon estimated useful lives of up to ten years. Leasehold improvements are amortized over the lives of the related leases. Major renewals or betterments are capitalized and recurring repairs and maintenance are charged to operations.

    Intangible Assets and Goodwill

    Intangible assets are amortized on a straight-line basis over the estimated remaining lives of such assets. Goodwill represents the excess of the purchase price of acquisitions and mergers over the identified net assets. Goodwill is being amortized on a straight-line basis over 40 years.

    Long-lived Assets

    The propriety of the carrying value of long-lived assets is periodically reevaluated in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," by comparing estimates of future undiscounted cash flows to the carrying value of assets. Assets are considered impaired if the carrying value exceeds the expected future undiscounted cash flows. Such analyses are performed at least annually, or more frequently if warranted by events or circumstances affecting PDP's business. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets in 1997 or 1996.

    Revenue Recognition

    Investment management fees and mutual funds - ancillary fees are recorded as income during the period in which services are performed. Investment management fees are generally computed and earned based upon a percentage of assets under management. Mutual funds - ancillary fees consist of dealer concessions, distribution fees, shareholder service agent fees and accounting fees. Dealer concessions and underwriting fees earned (net of related expenses) from the distribution and sale of affiliated mutual fund shares and other securities are recorded on a trade date basis.

    Financial consulting and investment research fees in 1995 and through June 1996, were recognized in accordance with customer contracts in which fees were generally based on completed transactions, professional time incurred or research subscriptions.

    Pursuant to the terms of its distribution plans with affiliated mutual funds, PDP received a combined $23.2 million, $28.0 million and $26.0 million in 1997, 1996 and 1995, respectively, from affiliated mutual funds for providing distribution and other services. Of these amounts, $20.2 million, $19.5 million and $19.3 million in 1997, 1996 and 1995, respectively, was paid, for services rendered, to outside broker-dealers and to WS Griffith & Co., Inc., a registered broker-dealer which is a wholly-owned subsidiary of PM Holdings, in the form of trailing commissions. The balances of $3.0 million, $8.5 million and $6.7 million in 1997, 1996 and 1995, respectively, were retained as reimbursement for distribution services provided by PDP and are included in revenues as a part of mutual funds - ancillary fees.

    Contingent deferred sales charge (CDSC) revenue is recognized when deferred commissions are collected on redemptions of B shares made within five to six years of their original purchase. CDSC redemption income earned in 1997, 1996 and 1995 was $1.3 million, $2.4 million and $4.2 million, respectively, and is included in other income and fees. Since the sale of PEPCO's deferred commissions asset in June 1997, PDP only recognizes CDSC revenue related to redemptions of B shares of the Phoenix-Engemann mutual funds.

    Income Taxes

    PDP accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach for financial reporting of income taxes.

    Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes. SFAS No. 109 allows recognition of deferred tax assets that are more likely than not to be realized in future years. It is management's assessment, based upon PDP's earnings and projected future taxable income, that it is more likely than not that the deferred tax assets at December 31, 1997, with the exception of the foreign tax credit, will be realized. PDP had a valuation allowance of $1.1 million at December 31, 1997 and 1996, primarily related to the foreign tax credit.

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

    Foreign Currency Translation

    The investment in BG has been translated into U.S. dollars at the rate of exchange existing at year-end. The gains and losses resulting from foreign currency translation, net of income taxes, are deferred and accumulated in stockholders' equity until the investment is sold or liquidated.

    Earnings Per Share

    PDP adopted SFAS No. 128, "Earnings per Share", as of December 31, 1997. Basic earnings per share (EPS) has replaced primary EPS and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to the previously disclosed fully diluted EPS. Common stock equivalents, for the purpose of calculating diluted earnings per share, are based on outstanding stock options under the non-qualified stock option plans. Basic and diluted EPS have been disclosed in the income statement. A reconciliation between the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is presented in Note 13, and includes restated EPS data for prior years and interim periods presented in these financial statements. The adoption of SFAS No. 128 did not have a material impact on PDP's consolidated financial statements.

    Employee Benefits

    PDP and its subsidiaries are members of the multi-employer group medical, group life, pension and 401K savings plans sponsored and administered by Phoenix Home Life. Certain current and former employees of PDP are covered under these plans. The qualified pension and 401K savings plans comply with the requirements established by the Employee Retirement Income Security Act of 1974 (ERISA). An excess benefits plan provides the portion of pension obligations which is in excess of amounts permitted by ERISA. PDP is charged annually by Phoenix Home Life for its costs under the plans and for PDP's matching portion of the 401K savings plan. These costs were $3.9 million, $3.3 million and $4.9 million for 1997, 1996 and 1995, respectively.

    On January 1, 1997, certain employees of PDP became eligible to participate in PDP sponsored Profit Sharing and Restricted Stock plans. Annual contributions from company profits, as determined by PDP's Board of Directors, may be made to the Profit Sharing Plan to the extent that deductible contributions are permitted by the Internal Revenue Code. If the contributions exceed those limits, the excess will be paid to the participants as restricted PDP stock, which the participants cannot sell for a period of five years. The Restricted Stock Plan is not part of the Profit Sharing Plan, but is in addition to it. The first contribution under the Profit Sharing Plan will occur in 1998 in the amount of $.6 million.

    Since PDP is covered under a multi-employer benefit plan, applicable information regarding the actuarial present value of vested and non-vested accumulated plan benefits and the net assets of the plan available for benefits has been omitted.

3.  Acquisitions, Merger and Goodwill and Intangible Assets

    Pasadena Capital Corporation and GMG/Seneca Capital Management LLC Acquisitions

    On September 3, 1997, PDP acquired PCC, the parent company of REA, for approximately $214.0 million. The merger agreement provides for an "earn-out", based on growth in management fee revenues, of up to a total of $66.0 million to be paid out on the third, fourth and fifth anniversaries of the transaction. PCC, which operates in Pasadena, California, managed approximately $6.2 billion in assets at December 31, 1997, primarily individually managed accounts but also including the Phoenix-Engemann Funds, a family of six equity mutual funds with approximately $926 million in assets under management.

    On July 17, 1997, PDP acquired a 74.9% majority interest in GMG/Seneca Capital Management LLC (GMG/Seneca), a San Francisco-based investment advisor. Under the terms of the transaction, GMG/Seneca was renamed Seneca Capital Management LLC (Seneca). The total purchase price paid by PDP was approximately $37.5 million, $28.0 million in cash and $9.5 million in short-term notes. Additional consideration of approximately $3.5 million, dependent upon the retention of certain revenue earning accounts, may be paid on January 1, 1999. The remaining interests in the Company continue to be held by Seneca management. Seneca managed approximately $4.4 billion in assets, primarily institutional accounts, at December 31, 1997.

    The purchase price for PCC and Seneca represents the consideration paid and the direct costs incurred by PDP to purchase Pasadena and a majority interest in Seneca. Preliminary analyses have been performed in order to identify intangible assets and to allocate purchase price to identifiable assets. The excess of the purchase price over the fair value of acquired net tangible assets of PCC and Seneca totaled $212.8 million. Of this excess purchase price, $110.2 million has been classified as identifiable intangible assets, primarily associated with investment management contracts, which are being amortized over their estimated average useful life of 13 years using the straight-line method. Fair value adjustments to assets and liabilities totaled $(39.9) million. The remaining excess purchase price of $142.5 million has been classified as goodwill and is being amortized over 40 years using the straight-line method. Related goodwill amortization of $1.2 million has been charged to expense for the period ended December 31, 1997.

    The following table summarizes the calculation and allocation of purchase price (in thousands):

    Purchase Price:                          PCC        Seneca          Total
    Consideration paid                    $211,565     $ 36,218       $247,783
    Transaction costs                        2,442        1,298          3,740
                                          --------     --------       --------
    Total Purchase Price                  $214,007     $ 37,516       $251,523
                                          ========     ========       ========

    Purchase Price Allocation:
    Fair value of acquired net assets     $ 37,932     $    782       $ 38,714
    Identified intangibles                  97,404       12,832        110,236
    Deferred taxes                         (39,936)                    (39,936)
    Goodwill                               118,607       23,902        142,509
                                          --------     --------       --------
    Total Purchase Price Allocation       $214,007     $ 37,516       $251,523
                                          ========     ========       ========

    In separate transactions, PDP entered into agreements to acquire Pasadena National Trust Company, for an estimated purchase price of $1.2 million, and GMG/Seneca Capital Management L.P., for an estimated purchase price of $.7 million. As of December 31, 1997, these transactions have not been consummated.

    PSG and D&P Merger

    PDP was formed on November 1, 1995 by the merger of the businesses of PSG and D&P, a publicly traded investment management company listed on the New York Stock Exchange. The Merger was accomplished by the contribution by PM Holdings of the businesses and substantially all of the assets of PSG to D&P in exchange for an approximately 60% equity interest in the combined entity.

    The Merger was accounted for as an acquisition of D&P by PSG using the purchase accounting method (a "reverse acquisition"). Therefore, the consolidated financial statements presented herein reflect the operations of PSG prior to the Merger and combined operations from the date of Merger. The purchase price of D&P was established as the fair value of D&P based on the trading price of D&P common stock immediately preceding the Merger plus direct costs of the acquisition, including $3.9 million paid by PM Holdings. The excess of the purchase price over acquired net tangible assets and liabilities of D&P as of November 1, 1995 totaled $162.2 million. (The historical cost basis of acquired net assets of $77.7 million included $48.8 million of intangible assets. The historical cost basis of operations divested of $9.0 million included $8.6 million of intangible assets.) Of this excess purchase price, $57.9 million has been classified as identifiable intangible assets, primarily associated with investment management contracts, which are being amortized over their original average expected life of 14 years using the straight-line method. The remaining fair value adjustments to assets and liabilities totaled $(29.0) million. The remaining excess purchase price of $133.3 million has been classified as goodwill and is being amortized over 40 years using the straight-line method. Related goodwill amortization of $3.3 million, $3.2 million and $1.1 million was charged to expense in 1997, 1996 and 1995, respectively.

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

    The following table summarizes the purchase price allocation (in thousands, except share price):

    Purchase Price:
    Shares outstanding at October 31, 1995                           17,073
    Closing price per share                                       $  10.875
                                                                  ---------
                                                                  $ 185,669
    Transaction costs                                                 5,035
                                                                  ---------
    Fair value of D&P                                             $ 190,704
                                                                  =========

    Purchase Price Allocation:
    Historical cost basis of acquired net assets                  $  77,722
    Historical cost basis of operations divested                     (8,985)
    Identified intangibles                                           57,920
    Other net tangible assets and liabilities                         3,290
    Exit costs of operations divested                                (5,828)
    Deferred taxes and valuation allowance                          (19,472)
    D&P option liability                                             (7,050)
    Goodwill                                                         93,107
                                                                  ---------
    Total Purchase Price Allocation                               $ 190,704
                                                                  =========

    Goodwill and Intangible Assets

    Goodwill and intangible assets at December 31, were as follows:

                                                          1997       1996
                                                          (in thousands)
    Goodwill:
    Excess purchase price over net tangible
      assets and identifiable intangibles of
      subsidiaries acquired                             $321,932   $179,407
    Accumulated amortization                             (13,481)    (7,747)
                                                        --------   --------

      Goodwill, net                                     $308,451   $171,660
                                                        ========   ========

    Intangible assets:
    Investment contracts                                $167,788   $ 56,700
    Employee base                                          2,588      1,220
    Covenant not to compete                                5,000      5,000
    Other intangibles                                        335
    Accumulated amortization                             (16,045)    (7,826)
                                                        --------   --------

      Intangible assets, net                            $159,666   $ 55,094
                                                        ========   ========

    These consolidated financial statements include amortization expense related to goodwill and intangible assets of $13.9 million, $9.6 million and $3.2 million for the years ended December 31, 1997, 1996 and 1995, respectively.

4.  Pro Forma Results (Unaudited)

    The following unaudited pro forma financial information for the years ended December 31, 1997 and 1996 was derived from the historical financial statements of PDP, PCC and Seneca, and gives effect to the acquisitions of PCC and a majority interest in Seneca and certain transactions effected by PCC and Seneca in connection with the acquisitions. The pro forma financial information for these periods has been prepared assuming these acquisitions were effected on January 1, 1996.

                                                       Year ended December 31,
                                                          1997        1996
                                                          (in thousands,
                                                     except per share amounts)

    Revenues                                           $207,111    $211,847
                                                       --------    --------
    Employment expenses                                  88,065      81,171
    Other operating expenses                             59,264      59,931
    Amortization of goodwill and
      intangible assets                                  21,995      21,995
                                                        -------    --------
    Operating income                                     37,787      48,750
    Other income - net                                   18,989       5,213
    Interest expense - net                              (10,751)    (10,585)
    Minority interest                                    (1,224)       (899)
                                                        -------     -------
    Income before income taxes                           44,801      42,479
    Provision for income taxes                           19,255      18,614
                                                        -------    --------
    Net income                                          $25,546    $ 23,865
                                                        =======    ========

    Earnings per share
      Basic                                             $   .47    $    .44
      Diluted                                           $   .47    $    .44

    The following unaudited pro forma financial information for the year ended December 31, 1995 was derived from the historical financial statements of PSG and D&P, and gives effect to the Merger of PSG and D&P and certain transactions effected by PSG and D&P in connection with the Merger. The pro forma financial information for this period has been prepared assuming these transactions and arrangements were effected on January 1, 1994, except for the period from November 1, 1995 through December 31, 1995 which reflects the actual combined results.

                                              Year ended December 31, 1995
                                        (in thousands, except per share amounts)

    Revenues                                           $165,339
                                                       --------
    Employment expenses                                  61,962
    Other operating expenses                             58,437
    Amortization of goodwill and
      intangible assets                                   9,623
                                                        -------
    Operating income                                     35,317
    Other expense - net                                    (509)
    Interest income - net                                   462
                                                        -------
    Income before income taxes                           35,270
    Provision for income taxes                           17,303
                                                        -------
    Net income                                          $17,967
                                                        =======

    Earnings per share
      Basic                                             $   .30
      Diluted                                           $   .34

    The pro forma information is not necessarily indicative of the results that would have been obtained had the transactions and arrangements taken effect on the assumed dates, nor is the information intended to be a projection for any future period.

5.  Marketable Securities

    PDP's marketable securities consist of both trading securities and securities available for sale. Securities available for sale have contractual maturity dates of less than one year. The composition of PDP's marketable securities at December 31, was as follows:

                                                          1997
                                                       Unrealized
                                              Cost     Gain (Loss)   Market
                                                     (in thousands)
    Trading:
      Phoenix Multi-Sector Fixed
        Income Fund                          $ 2,461     $  (125)    $ 2,336
      Other affiliated mutual funds            2,169          95       2,264
    Available for sale:
      U.S. Government obligations              7,400                   7,400
                                             -------     -------     -------

                                             $12,030     $   (30)    $12,000
                                             =======     =======     =======

                                                          1996
                                                       Unrealized
                                              Cost     Gain (Loss)   Market
                                                     (in thousands)

    Trading:
      Phoenix Multi-Portfolio Fund           $ 1,926     $    55     $ 1,981
      Other affiliated mutual funds            2,030          59       2,089
                                             -------     -------     -------

                                             $ 3,956     $   114     $ 4,070
                                             =======     =======     =======

6.  Sale of Deferred Commissions

    On June 1, 1997, PDP sold its title to and interest in the balance of its deferred commissions asset to an unrelated third party. PDP recognized a gain of $6.9 million based on cash proceeds of $26.0 million and a book value of $19.1 million at the time of the sale. As part of the transaction, the third party is entitled to receive the distributor fees and contingent deferred sales charges related to PDP's outstanding B share mutual funds, excluding those from the Phoenix-Engemann Funds.

    PDP has a three year commitment, expiring June 1, 2000, from the third party to purchase all commissions paid by PDP upon the sale of B share mutual funds, excluding those from the Phoenix-Engemann funds.

7. Investment in Beutel, Goodman & Company Ltd.

    At December 31, 1997, PDP had a 49% investment in the outstanding common stock of BG. During 1997, BG's Shareholders' Agreement was amended providing for recognition by PDP of up to 100% of BG's earnings. BG is a Canadian-based investment management firm with approximately $10.1 billion (U.S.) in assets under management at December 31, 1997. During 1996, PDP redeemed $9.5 million of 8.5% BG debentures, which were held as of December 31, 1995. The D&P purchase price allocation, described in Note 3, resulted in $42.3 million of the aggregate purchase price being allocated to the investment in BG including debentures. The difference between the value assigned to the investment in BG and PDP's equity in BG's historical cost value is being amortized over 28 years.

    PDP's Consolidated Statements of Financial Condition and Consolidated Statements of Income contain the following components related to the BG investment for the years ended December 31,:

                                                            1997      1996
                                                            (in thousands)

    Statements of Financial Condition:
    Acquisition costs of investment in BG's
      common stock                                        $ 30,045   $30,045
    Equity in BG net income                                  8,765     4,021
    Dividends received                                     (4,210)      (285)
    Amortization of BG acquisition costs over
      proportional net equity in BG's assets               (2,719)    (1,476)
    Deferred taxes on translation adjustments                (826)      (229)
    Currency translation adjustments                       (1,171)      (330)
                                                          -------    -------

       Total BG investment                                $ 29,884   $31,746
                                                          ========   =======

    Statements of Income:
    Equity in BG net income                               $  4,744   $ 3,637
    Amortization                                           (1,243)    (1,438)
    Interest income - BG debentures                                      441
                                                          --------   -------

       Total BG income                                    $  3,501   $ 2,640
                                                          ========   =======

    The Consolidated Statements of Financial Condition contain foreign currency translation adjustments related to the investment in BG as a component of stockholders' equity. These adjustments are deferred and accumulated in stockholders' equity, net of income taxes, until the investment in BG is sold or substantially liquidated.

    The following table reflects summarized BG financial information for 1997 and 1996. The asset and liability figures are based on the Canadian dollar exchange rate at December 31, 1997 and 1996. The revenue and income amounts are reflected at the average exchange rates for the years.

                                                            1997      1996
                                                            (in thousands)

    Beutel, Goodman & Company Ltd.

    Current assets                                        $ 13,750   $10,193
    Noncurrent assets                                        1,283     1,324
    Current liabilities                                      8,145     4,690
    Noncurrent liabilities                                     114       178
    Shareholders' equity                                     6,774     6,649
    Total revenues                                          34,522    30,228
    Net income                                               4,680     6,944
    Dividends                                                  339       274

8.  Long-term Investments and Other Assets

    Long-term investments are accounted for using the equity method. In accordance with SFAS No. 115, PDP has adjusted its investments for its proportionate share of the investees' unrealized gains and losses on securities available for sale and has included the unrealized gains and losses, net of income taxes, in a separate component of stockholders' equity. PDP's share of the earnings of unconsolidated investments is included in equity in earnings of unconsolidated affiliates.

    Inverness/Phoenix and Related Partnerships

    At December 31, 1997, PDP had 50% interests in Inverness/Phoenix LLC (IP), formerly Duff & Phelps/Inverness LLC (DPI), and Inverness/Phoenix Capital LLC (IPC), joint ventures with Inverness Group Incorporated. IP and IPC invest in private equity transactions (primarily management led buy-outs), expansion financing and recapitalizations involving management participation.

    On  January  17,   1996,   IP   completed  a   management   led  buy-out  of
    National-Oilwell, Inc. from Armco and USX. On October 28, 1996, National-Oilwell, Inc. successfully completed an initial offering of 4 million shares of common stock which are traded on the New York Stock Exchange (NYSE: NOI). At December 31, 1997, PDP, through its investments in two limited partnerships, DPI Partners I and DPI Partners II, had a beneficial ownership interest in approximately 587,000 shares of the common stock of National-Oilwell, Inc. At December 31, 1997 and 1996, PDP's combined investment in DPI Partners I and DPI Partners II was $20.1 million and $8.8 million, respectively.

    On November 25, 1996, IP entered into an agreement to participate in a management led buy-out of Financial Alliance Processing Services, Inc.
    (Financial Alliance). Financial Alliance is a credit and debit card processing service company. On December 27, 1996, PDP invested approximately $2.0 million in Financial Alliance Investors I, L.P. (FA Investors), which was created to purchase Financial Alliance. On October 24, 1997, FA Investors sold its interest in Financial Alliance. PDP, based on its equity interest in FA Investors, recognized income of $5.5 million

    Greystone Financial Group

    At December 31, 1997 and 1996, PDP had a 30% equity interest in the common stock of Greystone Financial Group (GFG) with a cost basis of $7,500. PDP also had cumulative investments of $1.2 million and $.7 million in the 8% Non-Cumulative Preferred Stock of GFG's wholly-owned subsidiary, Greystone Asset Management, Inc. (GAM), as of December 31, 1997 and 1996, respectively. GFG and GAM were in a start-up phase during 1997 and 1996 and incurred losses. As a result of recognizing its proportionate share of losses, PDP's remaining investments in GFG and GAM totaled zero and $.1 million at December 31, 1997 and 1996, respectively.

    Windy City CBO and D&P CBO

    PDP had an $8.8 million investment in Windy City CBO Partners, L.P. (WCCBO) at December 31, 1996 and was both a general and a limited partner. The partnership was established for the purpose of issuing $184.3 million of Collateralized Bond Obligations (CBOs). The CBOs were non-recourse obligations secured by a portfolio of high-yield bonds. In March 1997, WCCBO was liquidated in accordance with contractual arrangements and PDP has no remaining investment. In 1995, PDP had an investment in D&P CBO Partners, L.P. (D&P CBO). In 1996, D&P CBO was liquidated in accordance with contractual arrangements and PDP has no remaining investment.

    PDP's proportionate share of WCCBO's earnings in 1997 and 1996 was $(1.5) million and $1.6 million, respectively, and $.5 million for the two months ended December 31, 1995. In addition, DPIM received fees for managing the portfolios of high-yield bonds held by the partnerships. These management fees were $31 thousand and $.4 million in 1997 and 1996, respectively, and $.1 million for the two months ended December 31, 1995.

    Nuveen/Duff & Phelps Investment Advisors

    PDP had a $.4 million investment in Nuveen/Duff & Phelps Investment Advisors at December 31, 1996, representing a 50% interest in the joint venture. The remaining 50% interest was purchased on January 2, 1997 for approximately $2.2 million. The partnership, which is now fully consolidated, was renamed Phoenix Duff & Phelps Investment Advisors (PDPIA) and continues to provide the same services. PDPIA's earnings in 1997 were $.9 million. PDP's proportionate share of Nuveen/Duff & Phelps Investment Advisors earnings in 1996 was $.7 million.

    Other Assets

    At December 31, 1997 and 1996, PDP had a $1.0 million note receivable, resulting from the divestiture of DPCM, which is due in June 2001. Interest on this note is received monthly. At December 31, 1997, PDP had $3.4 million of prepaid bonuses related to the acquisition of PCC. At December 31, 1996, PDP had a $3.5 million promissory note receivable, which was repaid in 1997.

9.  Furniture, Equipment and Leasehold Improvements

    Furniture, equipment and leasehold improvements at December 31, were comprised of the following:

                                                            1997      1996
                                                            (in thousands)

      Computer equipment                                  $  9,291   $ 7,388
      Leasehold improvements                                 4,434     2,926
      Furniture and equipment                                3,737     2,501
                                                          --------   -------
                                                            17,462    12,815
      Accumulated depreciation and amortization             (7,391)   (4,438)
                                                          --------   --------
      Furniture, equipment and leasehold
      improvements, net                                   $ 10,071   $ 8,377
                                                          ========   =======

10. Income Taxes

    The components of income tax expense for the years ended December 31, were as follows:

                                                 1997       1996       1995
                                                       (in thousands)
      Current
       Federal                                  $21,727   $ 11,964   $ 7,899
       State                                      2,239      2,040     4,438
                                                -------   --------   -------
      Total current taxes                        23,966     14,004    12,337
                                                -------   --------   -------

      Deferred
       Federal                                   (7,075)     4,549        78
       State                                       (793)      (366)      267
                                                -------   --------   -------
      Total deferred taxes                       (7,868)     4,183       345
                                                -------   --------   -------

      Total income tax expense                  $16,098   $ 18,187   $12,682
                                                =======   ========   =======

    Income tax expense for 1997 was calculated on pre-tax income of $40.2 million, which included $4.7 million of foreign source income comprised of PDP's income from its investment in BG.

    Deferred taxes resulted from temporary differences between the amounts reported in the consolidated financial statements and the tax bases of assets and liabilities. The tax effects of temporary differences at December 31, were as follows:


                                                            1997      1996
                                                            (in thousands)
      Deferred tax assets:
      Investment in BG                                    $  4,321   $ 1,668
      Purchase adjustments                                   2,655     1,744
      Other investments                                      1,321     1,196
      Foreign tax credit                                     1,109     1,109
      Option liability                                         791       606
      Vacation accrual                                         587       455
      Legal expenses                                           539       603
      Excess of capital losses over gains                      485       528
      Other                                                    779     2,608
                                                          --------   -------

      Gross deferred tax assets                             12,587    10,517
      Valuation allowance                                   (1,109)   (1,120)
                                                          --------   -------
      Gross deferred tax assets after valuation allowance   11,478     9,397
                                                          --------   -------

      Deferred tax liabilities:
      Purchase adjustments                                  56,872    21,076
      Other investments                                      9,342     5,103
      Investment in BG                                       9,286     7,931
      Unbilled revenue                                         829     1,015
      Fixed assets                                             604       567
      Deferred commissions                                     339     6,571
      Other                                                    226       994
                                                          --------   -------

      Gross deferred tax liabilities                        77,498    43,257
                                                          --------   -------

      Deferred tax liability, net                         $ 66,020   $33,860
                                                          ========   =======

    The following presents a reconciliation of income tax expense computed at the federal statutory rate to the income tax expense recognized in the consolidated financial statements for the years ended December 31,:

                                             1997          1996         1995
                                                     ($ in thousands)

      Tax at statutory rate               $14,086  35%  $15,717 35%  $9,930  35%
      State taxes, net of federal
       benefit                              1,159   3     1,082  2    3,058  11
      Goodwill                              1,895   5     1,495  3      420   1
      Tax provision to return adjustments    (753) (2)
      Other, net                             (289) (1)     (107)       (726) (2)
                                           ------  ---   ------ ---  ------  ---

      Income tax expense                  $16,098  40%  $18,187 40% $12,682  45%
                                          =======  ===  ======= === =======  ===

11. Long-term and Short-term Debt

    On August 14, 1997, PDP entered into a five year, $200 million Credit Agreement with a consortium of banks. At December 31, 1997, PDP had outstanding borrowings of $185 million under this agreement. Interest rates on such borrowings vary, at PDP's option, with the Certificate of Deposit, Eurodollar, or the banks' base lending rate. Interest periods end, at PDP's option, one, two, three or six months after the borrowing date of the loan. For the period ended December 31, 1997, the average interest rate was 6.0%. The Credit Agreement requires no principal repayments prior to maturity. PDP's majority stockholder, Phoenix Home Life, has guaranteed the obligation, for which it receives a .10% guarantee fee on the outstanding balance.

    The Credit Agreement contains financial and operating covenants including, among other provisions, requirements that PDP maintain certain financial ratios and satisfy certain financial tests, including restrictions on the ability to incur indebtedness and limitations on PDP's capital expenditures. As of December 31, 1997, PDP was in compliance with these covenants.

    At December 31, 1996, PDP had outstanding borrowings of $16.5 million under a $27 million Credit Agreement with a consortium of banks. Interest rates on these borrowings averaged 6.5%. PDP repaid these borrowings in full in June, 1997.

    On July 16, 1997, PDP entered into three short-term promissory note arrangements pursuant to the terms of the purchase agreement with Seneca. At December 31 1997, unpaid principal on these notes was $5.9 million. These notes bear interest at an annual rate of 5.4%, are due in full in February, 1998 and are individually supported by separate letters of credit.

    At December 31, 1997, REA had a contract payable of $2.5 million resulting from a prior acquisition. In addition, PCC had a $2.4 million note payable to a former PCC shareholder.

    Interest expense relative to the credit agreements and short-term notes, including commitment and guarantee fees, was $5.6 million, $1.5 million and $.3 million in 1997, 1996 and 1995, respectively.

12. Mandatorily Redeemable Equity Securities and Other Capital Transactions

    Holders of the Series A Convertible Exchangeable Preferred Stock (Series A Preferred Stock) are entitled to receive an annual cash dividend of $1.50 per share payable quarterly when, as and if declared. Dividends are cumulative from the date of original issuance and unpaid, undeclared dividends are added to the liquidation preference and the mandatory redemption price of the Series A Preferred Stock. The Series A Preferred Stock is mandatorily redeemable, not prior to November 30, 2000, at $25.00 per share, plus accumulated but unpaid dividends, if not previously converted, redeemed or exchanged. The total redemption value of the shares outstanding at December 31, 1997 was $79.2 million.

    Each share of Series A Preferred Stock can be converted into 3.11 shares of common stock at any time. Each share of Series A Preferred Stock is exchangeable in whole, but not in part, for 6% Convertible Subordinated Debentures due 2015 (the Subordinated Debentures) of PDP at the option of PDP on any date that is on or after the two year anniversary of the Merger. Holders of outstanding Series A Preferred Stock will be entitled to receive the $25.00 principal amount of the Subordinated Debentures in exchange for each share of Series A Preferred Stock, including unpaid and accrued dividends. As of December 31, 1997, PDP had not exchanged any Series A Preferred Stock for Subordinated Debentures (see Note 24).

    On October 22, 1997, PDP declared a common share quarterly dividend in the amount of $0.06 per share and a preferred share quarterly dividend of $0.375 per share. PDP intends to continue to pay quarterly cash dividends. However, future payment of cash dividends by PDP will depend upon the financial condition, capital requirements and earnings of PDP.

    On November 7, 1996, PDP's Board of Directors voted to authorize a stock repurchase plan. The repurchase plan for up to 2.0 million shares of outstanding common stock was effective immediately. Repurchases are being made from time to time in the open market or through privately negotiated transactions at market prices. During 1997, in accordance with the stock repurchase program, PDP repurchased 345,000 shares of PDP's common stock at a total cost of $2.6 million. No stock was repurchased during 1996.

13. Earnings Per Share

    The following tables reconcile PDP's basic earnings per share to diluted earnings per share:

                                       For the Year Ended December 31, 1997
                                            (in thousands)      Per-Share
                                         Income       Shares      Amount

    Net Income                          $ 24,147
    Less: preferred stock
      dividends                            4,754

    Basic EPS
    Income available to common
      stockholders                        19,393      44,080      $  .44
                                                                  ======

    Effect of Dilutive Securities
    Stock options                                        464
    Convertible preferred stock            4,754       9,891
                                         -------      ------

    Diluted EPS
    Income available to common
      stockholders and assumed
      conversions                       $ 24,147      54,435      $  .44
                                        ========      ======      ======

                                       For the Year Ended December 31, 1996
                                            (in thousands)      Per-Share
                                         Income       Shares      Amount
    Net Income                          $ 26,719
    Less: preferred stock
      dividends                            4,713

    Basic EPS
    Income available to common
      stockholders                        22,006      43,799      $  .50
                                                                  ======

    Effect of Dilutive Securities
    Stock options                                        297
    Convertible preferred stock            4,713       9,875
                                         -------      ------

    Diluted EPS
    Income available to common
      stockholders and assumed
      conversions                       $ 26,719      53,971      $  .50
                                        ========      ======      ======


                                       For the Year Ended December 31, 1995
                                            (in thousands)      Per-Share
                                         Income       Shares      Amount

    Net Income                          $ 15,690
    Less: preferred stock
      dividends                             759

    Basic EPS
    Income available to common
      stockholders                        14,931      29,263      $  .51
                                                                  ======

    Effect of Dilutive Securities
    Stock options                                        538
    Convertible preferred stock             759        9,711
                                        -------       ------

    Diluted EPS
    Income available to common
      stockholders and assumed
      conversions                       $ 15,690      39,512      $  .40
                                        ========      ======      ======

14. Other Operating Expenses

    Other operating expenses for the years ended December 31, were comprised of the following:

                                                 1997       1996       1995
                                                       (in thousands)

      Rent and other occupancy costs            $ 6,502   $  5,201   $ 5,306
      Outside services                            5,937      4,262     3,105
      Travel, training and entertainment          5,654      4,652     2,373
      Computer services                           3,472      3,206     6,549
      Telephone and postage                       3,191      3,174     3,121
      Printing                                    2,799      2,697     2,829
      Professional fees                           1,914      1,225     2,210
      Sales and marketing                         1,686      1,614     1,204
      Promotional and advertising                 1,396      1,299     1,924
      Equipment rental and maintenance            1,344      1,255     1,812
      Finders fees                                1,183        993       697
      Other expenses                              6,292      6,945     5,979
                                                -------   --------   -------

      Total                                     $41,370   $ 36,523   $37,109
                                                =======   ========   =======

15. Restructuring Charges

    In November, 1997, PDP announced that it would be outsourcing substantially all of its mutual fund accounting function to a third party service provider effective in the first quarter of 1998. This restructuring was initiated in order to reduce estimated future operating costs and to allow PDP to focus on money management services. As a result of this restructuring, approximately 40 positions were eliminated. The non-recurring costs resulting from this decision amounted to $.7 million as of December 31, 1997 and were primarily comprised of severance pay. These costs have been disclosed separately in the Consolidated Statements of Income.

16. Commitments and Lease Contingencies

    PDP and its subsidiaries incurred rental expenses on operating leases of $5.2 million, $4.6 million and $3.4 million, net of income from subleases of $.8 million, $.8 million and $.5 million in 1997, 1996 and 1995, respectively. PDP and its subsidiaries are committed to the following future net minimum rental payments under non-cancelable operating leases:

                                                          Income       Net
                                                 Lease     from       Lease
                                               Payments  Subleases  Payments
                                                      (in thousands)

    1998                                      $   6,611  $   1,036 $   5,575
    1999                                          5,805      1,045     4,760
    2000                                          4,484      1,008     3,476
    2001                                          3,079        707     2,372
    2002                                          2,463        285     2,178
    2003 and thereafter                          15,491      1,688    13,803
                                              ---------  --------- ---------

                                              $  37,933  $   5,769 $  32,164
                                              =========  ========= =========

17. Other Related Party Transactions

    Revenues

    PDP's subsidiaries manage assets and provide other investment advisory services to Phoenix Home Life and subsidiaries (e.g., general account and variable separate account products) and investment products (e.g., affiliated mutual funds). In 1996, the Phoenix Home Life pooled separate accounts were converted to institutional mutual funds. The revenues earned managing related party assets for the years ended December 31, were as follows:

                                                 1997       1996       1995
                                                       (in thousands)
    Management fees:

    Affiliated mutual funds                     $74,341   $ 71,192   $55,647
    Phoenix Home Life general account             8,526      8,156     7,201
    Phoenix Home Life variable product
       separate accounts, net of reimbursement    5,194      6,270     4,835
    Phoenix Home Life pooled separate accounts                 561     3,569
    Other                                           603        862       789
                                                -------   --------   -------
       Total management fees                     88,664     87,041    72,041
                                                -------   --------   -------

    Mutual funds - ancillary fees:

    Distributor, net                              5,716      8,429     6,694
    Transfer agent                                5,523      5,889     5,984
    Fund accounting and administrative            5,524      2,800     2,629
                                                -------   --------   -------
       Total mutual funds - ancillary fees       16,763     17,118    15,307
                                                -------   --------   -------

                                                $105,427  $104,159   $87,348
                                                ========  ========   =======

    For all years presented, PDP received management fees averaging approximately .12% of the net asset value of the Phoenix Home Life general account assets under management. PDP's transactions with affiliates comprised approximately 64%, 68% and 78% of revenues, of which 8%, 10% and 14% of total revenues related to Phoenix Home Life, for the years ended December 31, 1997, 1996 and 1995, respectively. PDP believes that its transactions with these related parties were competitive with alternative third party sources for each service provided.

    Receivables from Related Parties

    Receivables from affiliates as of December 31, were as follows:

                                                            1997      1996
                                                            (in thousands)

    Investment management fees                            $ 12,093   $10,449
    Mutual funds - ancillary fees                            3,668     4,656
    Concessions                                              4,243     3,976
    Other receivables                                        1,668       620
                                                          --------   -------
                                                          $ 21,672   $19,701
                                                          ========   =======

    Operating Expenses

    Phoenix Home Life provides certain administrative services at the request of PDP including disbursement, tax, facility management and other administrative support to PDP and its subsidiaries. Additionally, certain of PDP's active and retired employees participate in the Phoenix Home Life multi-employer retirement and benefit plans (see Note 2). The expenses recorded by PDP for significant services provided by Phoenix Home Life for the years ended December 31, were as follows:

                                                 1997       1996       1995
                                                       (in thousands)

    Rent                                        $ 3,094   $  3,041   $ 2,062
    Computer services                             2,637      2,283     5,530
    Administrative fees                           2,212      2,482     6,940
    Employee related charges:
      Healthcare and life insurance benefits      1,814      1,027     1,793
      Pension and savings plans                   1,552      1,051     1,254
      Other                                         559      1,233     1,866
    Equipment rental and maintenance                954        990     1,009
    Legal services                                  111        183       637
                                                -------   --------   -------
        Total                                   $12,933   $ 12,290   $21,091
                                                =======   ========   =======

    PDP pays these charges based on contractual agreements. Computer services are based upon actual or specified usage. Other charges are based on hourly rates, square footage or head count. PDP reimburses Phoenix Home Life for employee related charges based on actual costs paid by Phoenix Home Life. PDP believes that these charges are competitive with alternative third party sources for each service provided.

    Payables to Related Parties

    Payables to related parties for operating expenses as of December 31, 1997 and 1996 were $3.1 million and $3.9 million, respectively.

    Included in broker-dealer payable are commissions, including those payable under 12b-1 distribution plans discussed in Note 2, of $3.4 million and $3.0 million in 1997 and 1996, respectively, payable to WS Griffith & Co., Inc., a registered broker-dealer which is a wholly-owned subsidiary of PM Holdings.

18. Non-qualified Stock Option Plans

    Officers and key employees of D&P were eligible to participate in three stock option plans: the 1989 Employee Stock Option Plan (Employee Option
    Plan), the 1989 Employee Performance Stock Option Plan (Performance Plan) and the 1992 Long-Term Stock Incentive Plan (1992 Plan). Under the plans, participants were granted non-qualified options to purchase shares of common stock of D&P at an option price equal to the fair value of a share of common stock on the date of grant. The options under the 1989 plans are fully vested.

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

    PDP adopted the 1992 Plan, as amended, concurrent with the Merger. The 1992 Plan is administered by the Compensation Committee of the Board of Directors, which designates which employees and outside directors participate in the plan and the terms of the options to be granted. Under the 1992 Plan, participants are granted non-qualified options to purchase shares of common stock of PDP at an option price equal to not less than 85% of the fair market value of the common stock at the time the option is granted. The maximum number of shares of common stock for which options may be granted is 9.7 million. The options held by a participant terminate no later than 10 years from the date of grant. Options granted under the 1992 Plan vest, on average, in even annual installments over three years.

    PDP has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the PDP stock option plans been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of SFAS No. 123, PDP's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                  1997       1996      1995

      Net income  - as reported (in thousands)  $24,417   $ 26,719   $15,690
      Net income  - pro forma (in thousands)    $23,360   $ 26,363   $15,673
      Basic earnings per share - as reported    $   .44   $    .50   $   .51
      Basic earnings per share - pro forma      $   .42   $    .49   $   .51
      Diluted earnings per share - as reported  $   .44   $    .50   $   .40
      Diluted earnings per share - pro forma    $   .43   $    .49   $   .40

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997: dividend yield of 2.7%, expected volatility of approximately 23.4%, risk free interest rate of approximately 5.5% and expected lives of between three and ten years.

    As of December 31, 1997, options to purchase 55,870, 42,120 and 6,008,669 shares of common stock are outstanding at weighted average exercise prices per share of approximately $1.46, $.28 and $7.50, respectively, under the Employee Option Plan, Performance Plan and 1992 Plan, respectively.


    Outstanding Options
                                             Weighted   Series A   Weighted
                                   Common     Average   Preferred   Average
                                   Shares Exercise Price Shares Exercise Price

    Balance, November 1, 1995      2,144,384   $6.29

      Granted                      1,566,250   $6.64     214,439     $24.65
      Exercised                      (90,349)  $1.66     (13,276)    $ 5.07
                                   ---------             -------

    Balance, December 31, 1995     3,620,285   $6.56     201,163     $25.95

      Granted                      1,518,366   $7.10
      Exercised                     (473,895)  $3.78     (36,715)    $13.11
      Canceled                      (531,834)  $7.73     (52,234)    $30.38
      Forfeited                     (195,416)  $6.95      (3,166)    $29.10
                                   ---------             --------

    Balance, December 31, 1996     3,937,506   $6.93     109,048     $28.05

      Granted                      2,735,329   $7.91
      Exercised                     (257,845)  $5.54     (12,345)    $21.02
      Canceled                       (73,334)  $6.93
      Forfeited                     (234,997)  $7.56      (3,450)    $41.55
                                   ---------             -------

    Balance, December 31, 1997     6,106,659   $7.40      93,253     $28.49
                                   =========             =======


    Exercisable Options
                                             Weighted   Series A   Weighted
                                   Common     Average   Preferred   Average
                                   Shares Exercise Price Shares Exercise Price
    Balance, November 1, 1995        884,991

      Became exercisable           1,109,411             200,261
      Exercised                      (90,349)  $1.66     (13,276)    $ 5.07
                                   ---------             -------

    Balance, December 31, 1995     1,904,053   $6.47     186,985     $25.82

      Became exercisable             653,566   $6.67      10,413     $28.75
      Exercised                     (473,895)  $3.78     (36,715)    $13.11
      Canceled                      (531,834)  $7.73     (52,234)    $30.38
      Forfeited                     (195,416)  $6.95      (3,166)    $29.10
                                   ---------             -------

    Balance, December 31, 1996     1,356,474   $6.95     105,283     $28.18

      Became exercisable           1,012,047   $6.88       3,765     $28.75
      Exercised                     (257,845)  $5.54     (12,345)    $21.02
      Canceled                       (33,334)  $6.98
      Forfeited                      (39,500) $10.12      (3,450)    $41.55
                                   ---------             -------

    Balance, December 31, 1997     2,037,842   $7.04      93,253     $28.49
                                   =========             =======

    At December 31, 1997, 3.6 million shares of PDP common stock were available for future stock option grants.

19. Consolidated Quarterly Results of Operations (Unaudited)

    A summary of the unaudited quarterly results of operations for the years ended December 31, 1997 and 1996 is as follows:

                                       (in thousands, except per share amounts)
                                          First    Second     Third    Fourth
    1997                                 Quarter   Quarter   Quarter   Quarter

    Revenues                            $ 35,245  $40,992   $44,002   $ 60,029
    Expenses                              28,874   28,412    34,244     48,493
                                        --------  -------   -------   --------

    Income before income taxes             6,371   12,580     9,758     11,536
    Provision for income taxes             2,612    5,253     3,676      4,557
                                        --------  -------   -------   --------

    Net income                          $  3,759  $ 7,327   $ 6,082   $  6,979
                                        ========  =======   =======   ========

    Earnings per share
      Basic                             $    .06  $   .14   $   .11   $    .13
      Diluted                           $    .06  $   .14   $   .11   $    .13
    Dividends per common share
      declared during the quarter       $    .06  $   .06   $   .06   $    .06
    Dividends per preferred share
      declared during the quarter       $   .375  $  .375   $  .375   $   .375
    Market price per share
      Common
      Low                               $   6.88  $  6.63   $  7.31   $   7.00
      High                              $   8.50  $  8.13   $  9.31   $   8.19
      Preferred
      Low                               $  24.75  $ 24.63   $ 27.25   $  25.38
      High                              $  28.50  $ 27.50   $ 30.50   $  28.63


                                          First    Second     Third    Fourth
    1996                                 Quarter   Quarter   Quarter   Quarter

    Revenues                            $ 44,461  $40,345   $37,315   $ 37,640
    Expenses                              31,126   30,523    25,929     27,277
                                        --------  -------   -------   --------

    Income before income taxes            13,335    9,822    11,386     10,363
    Provision for income taxes             6,222    3,230     5,056      3,679
                                        --------  -------   -------   --------

    Net income                          $  7,113  $ 6,592   $ 6,330   $  6,684
                                        ========  =======   =======   ========

    Earnings per share
      Basic                             $    .14  $   .12   $   .12   $    .12
      Diluted                           $    .14  $   .12   $   .12   $    .12
    Dividends per common share
      declared during the quarter       $    .05  $   .05   $   .05   $    .06
    Dividends per preferred share
      declared during the quarter       $   .375  $  .375   $  .375   $   .375
    Market price per share
      Common
      Low                               $   5.63  $  5.88   $  6.00   $   6.00
      High                              $   7.00  $  7.88   $  7.25   $   7.38
      Preferred
      Low                               $  23.88  $ 23.88   $ 23.25   $  23.00
      High                              $  26.25  $ 27.13   $ 25.63   $  25.25

20. Contingent Liabilities

    In October 1995, PDP, in one case, and its subsidiary DPCM were named defendants in three related class action suits concerning a fairness opinion issued by DPCM. The three cases were previously consolidated. There is another separate case involving the same set of facts that has been brought by other members of Associated Surplus Dealers (ASD), a corporation organized to promote the surplus merchandise industry. The latter case has now been consolidated with the other cases. The actions also name as defendants the directors of ASD and a corporation (WFI) controlled by one of the defendants. The complaints allege that shortly after the sale of the assets of ASD to WFI for $2.6 million, the ASD assets were resold by WFI for $60 million. The plaintiffs contend that DPCM and certain directors breached their fiduciary duties and were negligent, causing ASD to receive less in sales proceeds than anticipated. The plaintiffs seek compensatory damages, attorneys' fees, costs of suit and punitive damages, all in unspecified amounts. DPCM denies that its actions were inappropriate and intends to vigorously defend the actions.

    In June, 1997, Gigatek Memory Systems, Inc. (Gigatek) brought suit against DPCM, several former employees of DPCM, and other defendants in connection with an engagement to evaluate Gigatek common stock and certain related Stock Appreciation Rights. The complaint alleges that the defendants were negligent and breached their fiduciary duties to Gigatek resulting in a loss of approximately $6 million. The plaintiffs seek compensatory damages. DPCM denies that its actions were inappropriate and intends to vigorously defend the action.

21. Off-Balance Sheet Risk

    In the normal course of business, PDP enters into affiliated mutual fund sales transactions as principal. If the payment for the securities subject to such transactions is not received from the customer, PDP may be subject to risk of loss if the market value of the security has decreased since the date of the transaction. To the extent payment is not received within three business days for the mutual fund shares purchased, such shares are redeemed, thereby limiting any potential loss to the decrease of the net asset value of such fund shares over that three business day time period. Losses incurred during the three year period ended December 31, 1997 were insignificant.

22. Fair Value of Financial Instruments

    Cash and Cash Equivalents

    The carrying amount of cash equivalents approximates fair value because of the short maturity of these instruments.

    Marketable Securities

    The carrying amount equals market value.

    Long-Term Investments and Other Assets

    The fair value of long-term investments and other assets is based on estimates made using appropriate valuation techniques.

    Long-term Debt

    The fair value is estimated based on the current rates that would be offered to PDP on similar debt.

    Series A Preferred Stock

    The fair value of Series A Preferred Stock is based on the quoted market price per share at December 31, 1997 and 1996, respectively.

    The estimated fair values of PDP's financial instruments at December 31, were as follows:

                                                1997               1996
                                        Carrying    Fair    Carrying    Fair
                                         Amount     Value    Amount     Value
                                                     (in thousands)

     Cash and cash equivalents          $ 21,872  $21,872   $22,466   $ 22,466
     Accounts receivable                  31,537   31,537    25,668     25,668
     Marketable securities                12,000   12,000     4,070      4,070
     Deferred commissions                  3,998    3,998    17,749     17,749
     Long-term investments and
        other assets                       1,000    1,000     4,500      4,500
     Accounts payable and accrued
        liabilities                       25,742   25,742    13,306     13,306
     Debt                                195,776  195,776    16,500     16,500
     Series A Preferred Stock             78,827   90,730    78,504     78,931

    The carrying amounts for accounts receivable, accounts payable and accrued liabilities are reasonable estimates of fair value because of the short nature of the transactions.

23. Net Capital Requirement

    PEPCO is subject to broker-dealer net capital requirements. At December 31, 1997 net capital of $.7 million was required compared to actual net capital of $6.3 million.

24. Subsequent Event

    During the first quarter of 1998, PDP's Board of Directors voted to authorize the exchange of the 3.2 million shares of Series A Preferred Stock for 6% Convertible Subordinated Debentures, due 2015. Holders of outstanding Series A Preferred Stock as of the exchange date will be entitled to receive the $25.00 principal amount of the Convertible Subordinated Debentures in exchange for each share of Series A Preferred Stock, including unpaid and accrued dividends.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

             None.
                                    PART III

Item 10.     Directors and Executive Officers of the Registrant.

             The information required by this item, to the extent not included under the caption "Executive Officers of the Company" in Part I of this report will appear under the caption "Election of Directors" in the Company's definitive proxy statement for the 1998 annual meeting of the shareholders (the "1998 Proxy Statement"), and such information shall be deemed to be incorporated herein by reference to that portion of the 1998 Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year.

Item 11.     Executive Compensation.

             The information required by this item will appear under the caption "Executive Compensation" in the 1998 Proxy Statement, and such information shall be deemed to be incorporated herein by reference to that portion of the 1998 Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

             The information required by this item will appear under the caption "Principal Holders of Securities" in the 1998 Proxy Statement, and such information shall be deemed to be incorporated herein by reference to that portion of the 1998 Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year.

Item 13.     Certain Relationships and Related Transactions.

             The information required by this item will appear under the caption "Executive Compensation - Certain Transactions" in the 1998 Proxy Statement, and such information shall be deemed to be incorporated herein by reference to that portion of the 1998 Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year. Also see Note 17 to the consolidated financial statements on page 51 of this report.

                                          PART IV

Item 14      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) The following documents are filed as a part of this report:

      1.     Financial Statements
             See index to Financial Statements in item 8.

      2.     Financial Statement Schedules
             Beutel, Goodman & Company Ltd. Auditors' Report

      3.     Exhibits
      2(d)   Agreement  and  Plan  of  Merger  between  Phoenix  Duff  &  Phelps
             Corporation,  Phoenix Apollo Corp. and Pasadena Capital Corporation
             dated as of June 9,  1997  (incorporated  herein  by  reference  to
             Exhibit 2(d) to the  Registrant's  current report on Form 8-K dated
             July 1, 1997)
      2(e)   Agreement  and  Plan  of  Merger  between  Phoenix  Duff  &  Phelps
             Corporation  and the persons  signatory  thereto  (Stellar  Capital management, Inc., JB Capital Management, Inc. and SZRL Investments)
             dated as of June 18,  1997  (incorporated  herein by  reference  to
             Exhibit 2(e) to the  Registrant's  current report on Form 8-K dated
             July 1, 1997)
      3(a)   Restated Certificate of Incorporation of the Registrant, as amended
             (incorporated   herein  by   reference   to  Exhibit  3(a)  to  the
             Registrant's Current Report on Form 8-K dated November 15, 1995)
      3(b)   By-laws  of the  Registrant,  as  amended  (incorporated  herein by reference to Exhibit  3(b) to the  Registrant's  Current  Report on
             Form 8-K dated November 15, 1995)
      4(a)   Form of Common Stock certificate(1)
      4(n)   Amended and Restated Credit  Agreement dated as of October 31, 1995 among the Registrant and various financial institutions and Bank of
             America Illinois  (incorporated herein by reference to Exhibit 4(n)
             to the Registrant's 1995 Annual Report on Form 10-K of Phoenix Duff
             & Phelps Corporation)
      4(r)   Certificate of Designation,  Voting Powers,  Preferences and Rights
             of Series A Convertible  Exchangeable Preferred Stock (incorporated herein by  reference to Exhibit  3(a) to the  Registrant's  Current
             Report on Form 8-K dated November 15, 1995)
      4(s)   Form of Indenture  between Phoenix Duff & Phelps  Corporation and a
             Trustee with respect to the 6% Convertible  Subordinated Debentures due 2015 into which the Series A Convertible Exchangeable Preferred
             Stock will be  exchangeable  (incorporated  herein by  reference to
             Exhibit 4(s) to the Registrant's registration statement on Form S-4
             (Registration No. 33-97292))
      4(t)   Form  of  Series  A  Convertible   Exchangeable   Preferred   Stock
             certificate  (incorporated  herein by  reference to Exhibit 4(t) to the Registrant's  registration  statement on Form S-4 (Registration
             No. 33-97292))
      10(a)  The  Registrant's  1989  Employee  Stock Option Plan  (incorporated herein by reference  to Exhibit  10.3 to the 1989 Annual  Report on
             Form 10-K of Duff & Phelps Inc.)(2) Phelps Utilities Income Inc.(1)
      10(i)  Service  Agreement among Duff & Phelps  Investment  Management Co.,
             Duff & Phelps  Utilities  Income  Inc.,  Duff &  Phelps  Investment
             Research Co. and Duff & Phelps Inc.(1)
      10(j)  Mid-Continental Plaza Lease between Tishman Speyer Properties and Duff & Phelps Inc.(1)
      10(k)  Form of Indemnification Agreement between the Registrant and its directors and certain officers(1)(2)
      10(m)  Nonqualified   Deferred  Compensation  Plans  -  Joinder  Agreement
             (incorporated   herein  by  reference  to  Exhibit   10(m)  to  the
             Registrant's Annual Report on Form 10-K for 1996) (2)
      10(s)  Subscription  and Loan  Agreement  dated  November 15, 1993 between
             Beutel, Goodman & Company Ltd. and the Registrant (incorporated herein by reference to Exhibit 2(a) to the Registrant's Current
             Report on Form 8-K dated November 29, 1993)
      10(t)  Debenture  Purchase Agreement dated November 15, 1993 between Crown
             Inc. and DP Holdings Ltd. (incorporated herein by reference to Exhibit 2(b) to the Registrant's Current Report on Form 8-K dated
             November 29, 1993)

      10(u) Shareholders Agreement dated November 15, 1993 by and among the shareholders of Beutel, Goodman & Company Ltd. (incorporated herein by reference to Exhibit 10(u) to the Registrant's Annual Report on Form 10-K for 1993)
      10(w) Tax Sharing and Indemnification Agreement between the Registrant and Duff & Phelps Credit Rating Co. ("Credit Rating") (incorporated herein by reference to Exhibit 10.2 to Credit Rating's Annual Report on Form 10-K for 1994)
      10(x) Distribution and Indemnity Agreement between the Registrant and Credit Rating (incorporated herein by reference to Exhibit 10.3 to Credit Rating's Annual Report on Form 10-K for 1994)
      10(y) Services Agreement among the Registrant, Credit Rating and Duff & Phelps Investment Management Co. (incorporated herein by reference to Exhibit 10.4 to Credit Rating's Annual Report on Form 10-K for
             1994)
      10(z) Name Use Agreement between the Registrant and Credit Rating (incorporated herein by reference to Exhibit 10.5 to Credit Rating's Annual Report on Form 10-K for 1994)
      10(aa) Sublease  Agreement  relating to  Chicago,  Illinois  office  space between the Registrant and Credit Rating (incorporated herein by reference to Exhibit 10.6 to Credit Rating's Annual Report on Form 10-K for 1994)
      10(bb) License agreement dated November 1, 1995 between the Registrant and
             Phoenix Home Life Mutual Insurance Company (incorporated herein by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated November 15, 1995)
      10(cc) Registration  rights  agreement  dated November 1, 1995 between the
             Registrant and PM Holdings, Inc. (incorporated herein by reference to Exhibit 10(b) to the Registrant's Current Report on Form 8-K dated November 15, 1995)
      10(dd) Administrative agreement between Phoenix Home Life Mutual Insurance
             Company and certain subsidiaries (incorporated herein by reference to Exhibit 10(dd) to the Registrant's registration statement on Form S-4 (Registration No. 33-97292))
      10(ee) Computer services agreement between the Registrant and Phoenix Home
             Life Mutual Insurance Company  (incorporated herein by reference to
             Exhibit 10(ee) to the Registrant's registration statement on Form S-4 (Registration No. 33-97292))
      10(ff) Investment management agreement between Phoenix Investment Counsel,
             Inc. and Phoenix Home Life Mutual Insurance Company (incorporated herein by reference to Exhibit 10(ff) to the Registrant's registration statement on Form S-4 (Registration No. 33-97292))
      10(gg) Leases between Phoenix Securities Group, Inc. and Phoenix Home
             Life Mutual Insurance Company (incorporated herein by reference to Exhibits 10(gg), (hh) and (ii) to the Registrant's
             registration statement on Form S-4 (Registration No. 33-97292)) 10(ii) Employment agreement dated November 1, 1995 between the Registrant and Mr. Pedersen (incorporated herein by reference to Exhibit 10(d) to the Registrant's Current Report on Form 8-K dated November 15,
             1995)(2)
      10(jj) Change  of  Control  agreement  dated  June 10,  1996  between  the
             Registrant and Mr. McLoughlin  (incorporated herein by reference to
             Exhibit 10(jj) to the  Registrant's  Annual Report on Form 10-K for
             1996)(2)
      10(ll) Change  of  Control  agreement  dated  June 10,  1996  between  the
             Registrant  and Mr.  Haylon  (incorporated  herein by  reference to
             Exhibit 10(ll) to the  Registrant's  Annual Report on Form 10-K for
             1996)(2)
      10(mm) Change  of  Control  agreement  dated  June 10,  1996  between  the
             Registrant  and Mr.  Pepin  (incorporated  herein by  reference  to
             Exhibit 10(mm) to the  Registrant's  Annual Report on Form 10-K for
             1996)(2)
      10(nn) Second  Amended and Restated  Operating  Agreement  between  Seneca
             Capital Management LLC and the Registrant (incorporated herein by reference to Exhibit 1(a) to the Registrant's Report on Form 10-Q dated June 30, 1997)
      10(oo) Form of Put/Call  Agreement  (incorporated  herein by  reference to
             Exhibit 1(a) to the Registrant's Report on Form 10-Q dated June 30,
             1997)

      21     Subsidiaries of the Registrant
      23(a)  Consent of Price Waterhouse LLP
      23(b)  Consent of Richter, Usher & Vineberg
      27     Financial Data Schedule
      ___________

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 1998.

PHOENIX DUFF & PHELPS CORPORATION

By /s/ Philip R. McLoughlin
   Philip R. McLoughlin
   Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 26th day of March, 1998 by the following persons on behalf of the registrant in the capacities indicated.


     SIGNATURE
     TITLE

/s/ Philip R. McLoughlin
Chairman of the Board, Chief Executive Officer and Director
Philip R. McLoughlin

/s/ Calvin J. Pedersen
President  and Director
Calvin J. Pedersen

/s/ William R. Moyer
Senior Vice President and Chief Financial Officer
William R. Moyer

/s/ Clyde E. Bartter
President of Duff & Phelps Investment Management Co.
  and Director
Clyde E. Bartter

/s/ Michael E. Haylon
Director
Michael E. Haylon

/s/ Robert W. Fiondella
Director
Robert W. Fiondella

/s/ Richard H. Booth
Director
Richard H. Booth

/s/ Edward P. Lyons
Director
Edward P. Lyons

/s/ Marilyn E. LaMarche
Director
Marilyn E. LaMarche

/s/ James M. Oates
Director
James M. Oates

/s/ Ferdinand Verdonck
Director
Ferdinand Verdonck

/s/ Glen D. Churchill
Director
Glen D. Churchill

/s/ Donna F. Tuttle
Director
Donna F. Tuttle

/s/ David A. Williams
Director
David A. Williams

/s/ John T. Anderson
Director
John T. Anderson

                                                                     Item 14 - 2

Auditors' Report



To the Shareholders of
Beutel, Goodman & Company Ltd. -
 Beutel, Goodman & Compagnie Ltee



We have audited the consolidated balance sheets of Beutel, Goodman & Company Ltd. - Beutel, Goodman & Compagnie Ltee as at December 31, 1997 and 1996 and the consolidated statements of earnings, deficit and changes in financial position for each of the years then ended. These financial statements (not presented herein) are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements (not presented herein) present fairly, in all material respects, the financial position of the Company as at December 31, 1997 and 1996 and the results of its operations and the changes in its financial position for each of the years then ended in accordance with Canadian generally accepted accounting principles.



/s/ Richter, Usher & Vineberg
Richter, Usher & Vineberg
Chartered Accountants

Montreal, Quebec
February 6, 1998

                                                                      Exhibit 21

                           SUBSIDIARIES OF THE COMPANY


      In the following list of subsidiaries of the Company, those companies which are indented represent subsidiaries of the corporation under which they are indented. Except as otherwise indicated, 100% of the voting stock of each of the subsidiaries listed below is owned of record or beneficially by its indicated parent.


                                                  State or Other
                                                  Jurisdiction of
Name                                               Incorporation

Phoenix Duff & Phelps Corporation                   Delaware

       Duff & Phelps Investment Management Co.      Illinois
            DPIM, Inc.                              Illinois

       DPCM Holdings, Co.                           Illinois

       DP Holdings Ltd.                             New Brunswick

       Phoenix Equity Planning Corporation          Connecticut
            Phoenix Investment Counsel, Inc.        Massachusetts

       National Securities & Research Corporation   New York

       Pasadena Capital Corporation                 California
            Roger Engemann & Associates             California

       Seneca Capital Management - 74.9%            California

       Beutel, Goodman & Company Ltd. - 49%         Canada


                                                                   Exhibit 23(a)

                       CONSENT OF INDEPENDENT ACCOUNTANTS





We hereby consent to the incorporation by reference in the Registration Statements on Forms S-8 (No. 33-48338, No. 33-46359, No. 33-99412, No.
33-99414 and No. 333-19073) of our report dated February 6, 1998 appearing on page 30 of Phoenix Duff & Phelps Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.





/s/ Price Waterhouse LLP
Hartford, Connecticut
March 26, 1998

                                                                   Exhibit 23(b)

                       CONSENT OF INDEPENDENT ACCOUNTANTS


February 27, 1998




We consent to the use of our report dated February 6, 1998 relating to the financial statements of Beutel, Goodman & Company Ltd. contained in the annual report on Form 10-K of Phoenix Duff & Phelps Corporation by reference of such report in the previously filed registration statements of Phoenix Duff & Phelps on Form S-8 numbers 33-48338, 33-46359, 33-99412, 33-99414 and 333-19073.






/s/ Richter, Usher & Vineberg
General Partnership
Chartered Accountants