Form 10-Q
period 1998-03-31
PHOENIX DUFF & PHELPS CORP
filed 1998-05-15
CIK 883237

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 1-10994

                                 --------------


                  For the quarterly period ended March 31, 1998



                        PHOENIX INVESTMENT PARTNERS, LTD.



              DELAWARE                                 95-4191764
      (State of Incorporation)            (I.R.S. Employer Identification No.)


56 Prospect St., Hartford, Connecticut  06115-0480   (860) 403-7667
(Address of principal executive offices)     (Registrant's telephone number)


                        PHOENIX DUFF & PHELPS CORPORATION
                                  (Former name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


On April 30, 1998, the registrant had 44,008,044 shares of $.01 par value common stock outstanding.

               PHOENIX INVESTMENT PARTNERS, LTD. AND SUBSIDIARIES

                          Quarter Ended March 31, 1998

                                      Index


PART I   -   FINANCIAL INFORMATION:

                                                                      Page
  Item 1.  Consolidated Financial Statements:

           Consolidated Condensed Statements of Financial Condition.    3
              March 31, 1998 and December 31, 1997

           Consolidated Statements of Income .......................    4
              Three Months Ended March 31, 1998 and
              Three Months Ended March 31, 1997

           Consolidated Condensed Statements of Cash Flows .........    5
              Three Months Ended March 31, 1998 and
              Three Months Ended March 31, 1997

           Notes to the Consolidated Financial Statements...........    6


  Item 2.  Management's Discussion and Analysis of:

           Results of Operations and Financial Condition............   11

           Liquidity and Capital Resources..........................   15

           Impact of the Year 2000 Issue............................   15

           Safe Harbor Statement Under the Private Securities Litigation
           Reform Act of 1995.......................................   16


PART II   -   OTHER INFORMATION:


  Item 4.  Submission of Matters to a Vote of Security Holders......   17

  Item 6.  Exhibits and Reports on Form 8-K.........................   17

  Signatures........................................................   18



PART  I. Financial Information
 Item 1. Consolidated Financial Statements


               Phoenix Investment Partners, Ltd. and Subsidiaries
            Consolidated Condensed Statements of Financial Condition
                                 (in thousands)

                                                          (Unaudited)
                                                          March 31, December 31,
                                                              1998       1997
Assets
Current Assets
 Cash and cash equivalents                                 $  17,005  $ 21,872
 Marketable securities, at market                             11,320    12,000
 Accounts receivable                                          34,857    31,537
 Prepaid expenses and other current assets                     3,162     2,712
                                                           ---------  --------
   Total current assets                                       66,344    68,121

Deferred commissions                                           3,838     3,998
Furniture, equipment and leasehold improvements, net           9,916    10,071
Goodwill and intangible assets, net                          462,673   468,117
Investment in Beutel, Goodman & Company Ltd.                  29,752    29,884
Long-term investments and other assets                        24,271    24,758
                                                           ---------  --------
   Total assets                                            $ 596,794  $604,949
                                                           =========  ========

Liabilities and Stockholders' Equity
Current Liabilities
 Accounts payable and other accrued liabilities            $  23,250  $ 25,742
 Payables to related parties                                   4,928     3,135
 Broker-dealer payable                                         8,230     9,157
 Short-term notes payable                                                5,853
 Current portion of long-term debt                             2,247     2,241
                                                           ---------  --------
   Total current liabilities                                  38,655    46,128

Deferred taxes, net                                           64,864    66,020
Long-term debt, net of current portion                         2,531     2,682
Credit facility                                              185,000   185,000
Lease obligations and other long-term liabilities              6,192     6,617
                                                           ---------  --------
   Total liabilities                                         297,242   306,447
                                                           ---------  --------

Minority Interest                                                822       976
                                                           ---------  --------

Series A Convertible Exchangeable Preferred Stock             78,915    78,827
                                                           ---------  --------

Stockholders' Equity
Common stock, $.01 par value, 100,000,000 shares
 authorized, 44,382,098 and 44,295,261 shares issued,
 and 43,943,098 and 43,950,261 shares outstanding                444       444
Additional paid-in capital                                   189,055   188,566
Retained earnings                                             23,215    21,624
Accumulated other comprehensive income                        10,431    10,674
Treasury stock, at cost, 439,000 and 345,000 shares           (3,330)   (2,609)
                                                           ---------  --------
   Total stockholders' equity                                219,815   218,699
                                                           ---------  --------
   Total liabilities and stockholders' equity              $ 596,794  $604,949
                                                           =========  ========



        The accompanying notes are an integral part of these statements.

               Phoenix Investment Partners, Ltd. and Subsidiaries
                        Consolidated Statements of Income
                      (in thousands, except per share data)

                                                               (Unaudited)
                                                    Three months ended March 31,
                                                             1998        1997
Revenues
Investment management fees                                 $  45,654  $ 28,844
Mutual funds - ancillary fees                                  6,154     5,821
Other income and fees                                            649     1,221
                                                           ---------  --------
   Total revenues                                             52,457    35,886
                                                           ---------  --------

Operating Expenses
Employment expenses                                           22,731    15,497
Other operating expenses                                      11,524     8,200
Restructuring charges                                            168
Depreciation and amortization of
  leasehold improvements                                         913       641
Amortization of goodwill and intangible assets                 5,504     2,365
Amortization of deferred commissions                             340     1,702
                                                           ---------  --------
   Total operating expenses                                   41,180    28,405
                                                           ---------  --------

Operating Income                                              11,277     7,481
                                                           ---------  --------

Equity in Earnings of Unconsolidated Affiliates                1,026      (934)
                                                           ---------  --------

Other Income (Expense) - Net                                     418      (229)
                                                           ---------  --------

Interest (Expense) Income - Net
Interest expense                                              (2,952)     (240)
Interest income                                                  395       293
                                                           ---------  --------
   Total interest (expense) income - net                      (2,557)       53
                                                           ---------  --------

Income to Minority Interest                                     (488)

Income Before Income Taxes                                     9,676     6,371
Provision for income taxes                                     4,251     2,612
                                                           ---------  --------

Net Income                                                     5,425     3,759
Series A preferred stock dividends                             1,190     1,185
                                                           ---------  --------
Income available to common stockholders                        4,235     2,574

Other Comprehensive Income, Net of Tax
Foreign currency translation adjustment                          192      (197)
Unrealized (losses) gains on securities available-for-sale      (435)      477
                                                           ---------  --------
   Total other comprehensive income                             (243)      280
                                                           ---------  --------
Comprehensive Income                                       $   3,992  $  2,854
                                                           =========  ========

Weighted average shares outstanding
   Basic                                                      43,936    44,055
   Diluted                                                    44,530    44,597

Earnings per share
   Basic                                                   $     .10  $    .06
   Diluted                                                 $     .10  $    .06

      The accompanying notes are an integral part of these statements.

               Phoenix Investment Partners, Ltd. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                 (in thousands)

                                                               (Unaudited)
                                                    Three months ended March 31,
                                                             1998        1997
Cash Flows from Operating Activities:
  Net income                                             $  5,425      $ 3,759
   Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization of
      leasehold improvements                                  913          641
    Amortization of goodwill and intangible assets          5,504        2,365
    Amortization of deferred commissions                      340        1,702
    Income to minority interest                               488
    Equity in earnings of unconsolidated
      affiliates, net of dividends                            300          934
    Payments of deferred commissions                         (180)      (2,836)
    Changes in other operating assets                      (3,937)      (1,637)
    Changes in other operating liabilities                 (2,960)       2,657
                                                         --------      -------
   Net cash provided by operating activities                5,893        7,585
                                                         --------      -------

Cash Flows from Investing Activities:
  Sale (purchase) of marketable securities, net               847          (47)
  Repayment of short-term notes from acquisition           (5,853)
  Capital expenditures                                       (758)        (598)
  Distributions to minority interests                        (643)
  Purchase of long-term investments                          (408)      (2,220)
  Other investing activities                                  179         (418)
  Proceeds from long-term investments                                   11,246
                                                         --------      -------
   Net cash (used in) provided by investing activities     (6,636)       7,963
                                                         --------      -------

Cash Flows from Financing Activities:
  Repayment of debt, net                                     (146)      (6,500)
  Dividends paid                                           (3,834)      (3,828)
  Stock repurchases                                          (721)      (1,245)
  Proceeds from issuance of stock                             577        1,155
                                                         --------      -------
   Net cash used in financing activities                   (4,124)     (10,418)
                                                         --------      -------

Net (decrease) increase in cash and cash equivalents       (4,867)       5,130
Cash and cash equivalents, beginning of period             21,872       22,466
                                                         --------      -------
Cash and Cash Equivalents, End of Period                 $ 17,005      $27,596
                                                         ========      =======


          The accompanying notes are an integral part of these statements.

               Phoenix Investment Partners, Ltd. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

1. Basis of Presentation

   The unaudited consolidated financial statements of Phoenix Investment Partners, Ltd. and Subsidiaries (PXP or the Company), formerly Phoenix Duff & Phelps Corporation, included herein have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2. Recent Accounting Pronouncements

   PXP adopted Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income," as of January 1, 1998. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. This statement requires that the reporting of comprehensive income items be reported as separate components of income on the Consolidated Statements of Income, and as a separate component of equity on the Consolidated Condensed Statement of Financial Condition. (See Note 5.)

   SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for fiscal years beginning after December 15, 1997. This statement requires the disclosure of different types of business activities and economic environments of an enterprise, as they relate to a specific segment. These disclosures are not required for interim periods in the initial year.

   As these statements only address financial statement disclosure, they have no impact on PXP's financial results.

3. First Quarter 1998 Compared to Pro Forma First Quarter 1997

   On July 17, 1997, PXP acquired a 74.9% majority interest in GMG/Seneca Capital Management LLC (Seneca), a San Francisco-based investment advisor, for approximately $37.5 million. On September 3, 1997, PXP acquired Pasadena Capital Corporation (PCC), the parent company of Roger Engemann & Associates, Inc., for approximately $214.0 million. Since PXP's financial statements for the first quarter of 1997 do not reflect the operations of PCC and Seneca, management believes that, for comparative purposes, the most meaningful financial presentation for the first quarter of 1997 is on a pro forma basis.

   The following financial information for the three months ended March 31, 1998 reflects actual results for the quarter. The following pro forma financial information for the three months ended March 31, 1997 is derived from the historical financial statements of PXP, PCC and Seneca, and gives effect to the acquisitions of PCC and a majority interest in Seneca by PXP. The pro forma financial statement information has been prepared assuming these acquisitions were effected on January 1, 1997 and does not necessarily reflect the actual results that would have been obtained had the acquisitions taken effect on the aforementioned assumed date.



                                                 Three months ended March 31,
                                                1998 - Actual1997 - Pro Forma
                                        (In thousands, except per share amounts)

    Revenues                                       $  52,457      $  52,120
                                                   ---------      ---------
    Employment expenses                               22,731         21,045
    Other operating expenses                          12,945         15,236
    Amortization of goodwill and
     intangible assets                                 5,504          5,504
                                                   ---------      ---------
    Operating income                                  11,277         10,335
    Other income (expense) - net                       1,444         (1,163)
    Interest expense - net                            (2,557)        (2,758)
    Income to minority interest                         (488)          (290)
                                                   ---------      ---------
    Income before income taxes                         9,676          6,124
    Provision for income taxes                         4,251          2,963
                                                   ---------      ---------
    Net income                                     $   5,425      $   3,161
                                                   =========      =========

    Earnings per share
      Basic                                        $     .10      $     .04
      Diluted                                      $     .10      $     .04

4. Dividends and Other Capital Transactions

   On May 7, 1998, the Company's Board of Directors approved a quarterly dividend of $.06 per common share, payable June 10, 1998, to stockholders of record on May 29, 1998. A dividend on the Series A Convertible Preferred
   Stock (Preferred Stock) was also declared in the amount of $.098 per preferred share, payable May 15, 1998, to stockholders of record on April 2, 1998. This preferred dividend represents the final payment of the 6% dividend on the Preferred Stock for the period prior to the April 3, 1998 exchange of the Preferred Stock for the Company's 6% Convertible Subordinated Debentures (Debentures). Interest began accruing on the Debentures beginning on April 4, 1998 and will be payable on June 10, 1998 to registered holders as of May 20, 1998. (See Note 7.)

   As of March 31, 1998, the Company, in accordance with the previously announced stock repurchase program, had purchased 439,000 shares of PXP common stock at a total cost of $3.3 million.

5. Comprehensive Income

   The components of, and related tax effects for, other comprehensive income are as follows for the periods ended March 31, (in thousands):

    1998                                                     Tax
                                             Before-Tax   (Expense)   Net-of-Tax
                                               Amount      Benefit      Amount

    Foreign currency translation adjustment   $   325     $ (133)     $   192
    Unrealized losses on securities
      available-for-sale:
      Unrealized holding losses arising
        during period                            (737)       302         (435)
                                              -------     ------      -------
    Other comprehensive income               $   (412)   $   169      $   243)
                                             ========    =======      ========


    1997                                                     Tax
                                              Before-Tax  (Expense)  Net-of-Tax
                                                Amount     Benefit     Amount

    Foreign currency translation adjustment   $   (334)   $     137   $   (197)
                                              --------    ---------   --------
    Unrealized gains on securities
      available-for-sale:
      Unrealized holding gains arising
       during period                               381         (156)       225
      Plus: reclassification adjustment
        for losses realized in net income          427         (175)       252
                                             ---------     --------   --------
    Net unrealized gains                           808         (331)       477
                                             ---------     --------   --------
    Other comprehensive income               $     474     $   (194)  $    280
                                             =========     ========   ========


   The  following  tables  summarize   accumulated  other  comprehensive  income
   balances (in thousands):

    As of March 31, 1998:                                           Accumulated
                                              Foreign   Unrealized     Other
                                              Currency   Gains on  Comprehensive
                                               Items    Securities     Income

    Balance as of December 31, 1997        $   (1,171) $   11,845  $     10,674
    Current period change                         192        (435)         (243)
                                            ----------  ----------  -----------
    Balance as of March 31, 1998           $     (979) $   11,410  $     10,431
                                           ==========  ==========  ============


    As of December 31, 1997:                                        Accumulated
                                              Foreign   Unrealized     Other
                                              Currency   Gains on  Comprehensive
                                               Items    Securities     Income

    Balance as of December 31, 1996        $     (330) $    4,932  $      4,602
    Current period change                        (841)      6,913         6,072
                                           ----------  ----------  ------------
    Balance as of December 31, 1997        $   (1,171) $   11,845  $     10,674
                                           ==========  ==========  ============

6. Earnings Per Share

   For the periods ended March 31, 1998 and March 31, 1997, basic and diluted earnings per share (EPS) were computed in accordance with SFAS No. 128, "Earnings per Share." Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common stock equivalent shares outstanding for the period, with the exception that common stock equivalents, and the related earnings effect, are ignored if they are anti-dilutive. Common stock equivalents are computed based on outstanding stock options under the non-qualified stock option plans and the conversion of preferred stock to common stock.

   The following tables reconcile PXP's basic earnings per share to diluted earnings per share:

                                    For the Three Months Ended March 31, 1998
                                                                Per-Share
                                        Income        Shares      Amount
                                           (in thousands)

    Net income                          $ 5,425
    Less: preferred stock dividends       1,190

    Basic EPS
    Income available to common
      stockholders                        4,235       43,936      $  .10
                                                                  ======

    Effect of Dilutive Securities
    Stock options                                        594

    Diluted EPS
    Income available to common
      stockholders and assumed
      conversions                       $ 4,235       44,530      $  .10
                                        =======       ======      ======


                                      For the Three Months Ended March 31, 1997
                                                                 Per-Share
                                        Income         Shares      Amount
                                           (in thousands)

    Net income                          $ 3,759
    Less: preferred stock dividends       1,185

    Basic EPS
    Income available to common
      stockholders                        2,574       44,055      $  .06
                                                                  ======

    Effect of Dilutive Securities
    Stock options                                        542

    Diluted EPS
    Income available to common
      stockholders and assumed
      conversions                       $ 2,574       44,597      $  .06
                                        =======       ======      ======


   In accordance with SFAS No. 128, the computation of diluted earnings per share, and the respective weighted average diluted shares, excludes the effect of the Preferred Stock since, for the periods presented, these securities are anti-dilutive. Had the Preferred Stock not been anti-dilutive, the weighted average diluted shares for the three months ended March 31, 1998 and 1997 would have been 54.7 million and 54.5 million, respectively.

7. Subsequent Events

   During the first quarter of 1998, PXP's Board of Directors voted to authorize the exchange of the 3.2 million shares of Preferred Stock for 6% Convertible Subordinated Debentures, due 2015. The exchange occurred on April 3, 1998. Holders of outstanding Preferred Stock as of the exchange date received the $25.00 principal amount of the Convertible Subordinated Debentures in exchange for each share of Preferred Stock, including unpaid and accrued dividends.

   On May 7, 1998, at the Annual Meeting of Stockholders, the Company's stockholders voted to change the Company's corporate name to Phoenix Investment Partners, Ltd. A Certificate of Amendment to the Certificate of Incorporation was filed with the State of Delaware effective May 11, 1998.

              Phoenix Investment Partners, Ltd. and Subsidiaries


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Assets Under Management

At March 31, 1998, PXP had $49.3 billion of assets under management, an increase of $2.9 billion from December 31, 1997, and $16.3 billion from March 31, 1997. The increase from March 31, 1997 is primarily the result of the acquisitions of Pasadena Capital Corporation (PCC), on September 3, 1997, and a majority interest in Seneca Capital Management LLC (Seneca), on July 17, 1997, which increased assets under management by $11.9 billion as of March 31, 1998. Since the revenues of the Company are substantially earned based upon assets under management, this information is important to an understanding of the business.

                                            (in millions)
                                                    Historical     Pro Forma
                          March 31,   December 31,   March 31,     March 31,
                            1998          1997         1997          1997

Open-end Mutual Funds   $    14,085   $    13,001   $  10,987     $  11,766
Managed Accounts  *           6,315         5,559         240         4,543
Closed-end Mutual Funds       3,373         3,336       2,878         2,878
Institutional Accounts **    17,207        16,155      12,020        15,691
PHL General Account           8,324         8,351       6,845         6,845
                        -----------   -----------   ---------     ---------
                        $    49,304   $    46,402   $  32,970     $  41,723
                        ===========   ===========   =========     =========

* Managed Accounts represent assets which are individually managed for retail and institutional clients.
** Institutional  Accounts  include 100% of the assets managed by Seneca Capital
   Management.

Three Months Ended March 31, 1998 Compared with Three Months Ended March 31, 1997 - Historical

Revenues for the three months ended March 31, 1998 of $52.5 million, which includes $18.8 million for PCC and Seneca, increased $16.6 million (46%) from $35.9 million for the same period in 1997. Excluding the effects of PCC and Seneca, the Company's revenues for the three months ended March 31, 1998 decreased $2.3 million (6%) compared to the same period in 1997.

Investment management fees of $45.7 million for the three months ended March 31, 1998, which includes $16.9 million for PCC and Seneca, increased $16.8 million (58%) as compared to $28.8 million for the same period in 1997. Management fees earned from the open-end mutual funds, including institutional mutual funds, increased $.5 million due to an increase in average assets under management. Management fees earned from managing Phoenix Home Life Mutual Insurance Company's (PHL) general account increased $.3 million as a result of a $1.5 billion increase in average assets under management offset, in part, by a change in the fee structure. Management fees earned from closed-end mutual funds and PHL sponsored variable products increased $.8 million primarily as a result of an increase in average assets under management. Institutional accounts management fees decreased $1.0 million due to a decrease in average assets under management. Funds under reimbursement, a reduction to revenues, increased $.7 million due to the addition of several new funds in the latter part of 1997 for which the advisors, subsidiaries of the Company, agreed to waive or reimburse expenses to the extent they exceeded limits detailed in the funds' prospectuses.

Mutual funds - ancillary fees of $6.2 million for the three months ended March 31, 1998, which includes $1.8 million for PCC, increased $.3 million (6%) as compared to $5.8 million for the same period in 1997. Fund accounting fees earned on open-end mutual funds and PHL sponsored variable products increased $.3 million primarily as a result of an increase in average assets under management. Net distributor fees decreased $1.7 million primarily as a result of the sale of the deferred commissions asset in the second quarter of 1997. Shareholder service agent fees decreased $.1 million as a result of a decline in mutual fund shareholder accounts.

Other income and fees of $.6 million for the three months ended March 31, 1998, which includes $.1 million of contingent deferred sales charge (CDSC) income from the Phoenix-Engemann B share mutual funds, decreased $.6 million (47%) as compared to $1.2 million for the same period in 1997, due to reduced CDSC income resulting from the sale of the Company's deferred commissions asset.

Employment expenses of $22.7 million for the three months ended March 31, 1998, which includes $6.4 million for PCC and Seneca, increased $7.2 million (47%) as compared to $15.5 million for the same period in 1997. An increase in incentive compensation of $.9 million is the result of hiring additional portfolio managers and research analysts, as well as an increase in sales based incentives. The resignation and retirement of two key executives in the first and second quarters of 1997, respectively, decreased employment expenses in the first quarter of 1998 by $.5 million. The remaining increase in employment expense is the result of an expansion of the sales force and annual salary adjustments.

Other operating expenses of $11.5 million for the three months ended March 31, 1998, which includes $2.6 million for PCC and Seneca, increased $3.3 million (41%) as compared to $8.2 million for the same period in 1997. Other operating expenses increased by $.2 million as a result of charges paid to a third party administrator related to the outsourcing of substantially all of PXP's fund accounting operations in the first quarter of 1998. The use of consultants increased other operating expenses by $.3 million.

Restructuring charges of $.2 million for the three months ended March 31, 1998 are the result of the Company's decision to out-source substantially all of its fund accounting operations effective in the first quarter of 1998.

Depreciation and amortization of leasehold improvements of $.9 million for the three months ended March 31, 1998, which includes $.2 million for PCC and Seneca, increased $.3 million (42%) from $.6 million for the same period in 1997. An increase in depreciation expense of $.1 million is related to capital assets purchased in 1997.

Amortization of goodwill and intangible assets of $5.5 million for the three months ended March 31, 1998 increased $3.1 million (133%) as compared to $2.4 million for the same period in 1997 as a result of the amortization of the intangible assets and goodwill identified in the preliminary purchase price allocation of PCC and Seneca.

Amortization of deferred commissions of $.3 million for the three months ended March 31, 1998, which includes $.3 million related to Phoenix-Engemann B share mutual funds, decreased $1.4 million (80%) as compared to $1.7 million for the same period in 1997 primarily as a result of the sale of PXP's then existing deferred commissions asset in the second quarter of 1997, which eliminated the amortization charge.

Operating income of $11.3 million for the three months ended March 31, 1998 increased $3.8 million (51%) as compared to $7.5 million for the same period in 1997 as a result of the changes discussed above.

Equity in earnings of unconsolidated affiliates of $1.0 million for the three months ended March 31, 1998 increased $2.0 million as compared to $(.9) million for the same period in 1997. PXP's share of equity earnings from WCCBO was zero in the first quarter of 1998 compared to a $1.5 million loss for the first quarter of 1997, due to the liquidation of WCCBO in early 1997. PXP's share of equity earnings from Greystone Financial Group was zero in the first quarter of 1998 compared to a $.2 million loss in the first quarter of 1997. Income from the investment in BG increased $.1 million.

Other income - net of $.4 million for the three months ended March 31, 1998, which includes $.3 million for PCC and Seneca, increased $.6 million as compared to $(.2) million for the same period in 1997. Realized gains on the sale of marketable securities contributed $.2 million to other income.

Interest expense - net of $2.6 million for the three months ended March 31, 1998 increased $2.6 million (100%) as compared to net interest income of $.1 million for the same period in 1997, due to interest charges resulting from the financing of the PCC and Seneca acquisitions.

Income to minority interest of $.5 million for the three months ended March 31, 1998 represents the minority shareholders' interest in the equity earnings of Seneca, which is fully consolidated in the Company's financial statements.

The effective tax rate of 44% for the three months ended March 31, 1998 increased from 41% for the same period in 1997. The increase in the effective tax rate represents the effect of non-deductible goodwill amortization resulting from the PCC acquisition.

As a result of the effects discussed above, net income for the three months ended March 31, 1998 of $5.4 million represents an increase of $1.7 million (44%) compared to the $3.8 million for the first quarter of 1997.


Three Months Ended March 31, 1998 Compared with Three Months Ended March 31, 1997 - Pro Forma
(see Note 3)

Revenues of $52.5 million for the three months ended March 31, 1998 increased $.3 million (1%) as compared to pro forma $52.1 million for the same period in 1997.

Investment management fees of $45.7 million for the three months ended March 31, 1998 increased $2.6 million (6%) from pro forma $43.0 million for the same period in 1997. Management fees from PCC increased approximately $2.0 million due to an increase in assets under management and increased asset performance. Management fees earned from closed-end mutual funds and PHL sponsored variable products increased $.8 million primarily as a result of an increase in average assets under management. Management fees earned from the open-end mutual funds, including institutional mutual funds, increased $.5 million due to an increase in average assets under management. Management fees earned managing PHL's general account increased $.3 million as a result of a $1.5 billion increase in average assets under management offset, in part, by a change in the fee structure. Management fees earned from advisory and subadvisory accounts decreased fees by a net of $.3 million as a result of lost accounts being slightly in excess of new accounts. Funds under reimbursement, a reduction to revenues, increased $.7 million, due to the addition of various new funds in the latter part of 1997 for which the advisors, subsidiaries of the Company, agreed to waive or reimburse expenses to the extent they exceeded limits detailed in the funds' prospectuses.

Mutual funds - ancillary fees of $6.2 million for the three months ended March 31, 1998 decreased $1.3 million (17%) from pro forma $7.5 million for the same period in 1997. Net distributor fees decreased $1.2 million primarily as a result of the sale of the deferred commissions asset. Fund accounting fees earned on open-end mutual funds and PHL sponsored variable products increased $.3 million primarily as a result of an increase in average assets under management. Shareholder service agent fees decreased $.1 million as a result of a decline in mutual fund shareholder accounts.
Other ancillary fees decreased $.3 million.

Other income and fees of $.6 million for the three months ended March 31, 1998 decreased $1.0 million (62%) from pro forma $1.6 million for the same period in 1997. A decrease of $.6 million is primarily due to a decrease in redemption income as a result of the sale of the Company's then existing deferred commissions asset in June 1997. Other income from PCC decreased $.4 million.

Employment expenses of $22.7 million for the three months ended March 31, 1998 increased $1.7 million (8%) as compared to pro forma $21.0 million for the same period in 1997. This increase is primarily due to an expansion of the sales force, an increase in sales-based and performance-based incentive compensation and annual salary adjustments. The resignation and retirement of two key executives in the first and second quarters of 1997, respectively, decreased employment expenses in the first quarter of 1998 by $.5 million.

Other operating expenses of $12.9 million for the three months ended March 31, 1998 decreased $2.3 million (15%) as compared to pro forma $15.2 million for the same period in 1997. Amortization of deferred commissions decreased $1.5 million primarily as a result of the sale of the Company's deferred commissions asset, excluding PCC's, in June 1997. Operating expenses from PCC, including professional fees and travel, decreased $.8 million. The use of consultants increased other operating expenses by $.3 million. Other operating expenses increased by $.2 million as a result of charges paid to a third party administrator related to the outsourcing of substantially all of PXP's fund accounting operations in the first quarter of 1998. Restructuring charges increased $.2 million also as a result of the outsourcing of substantially all of PXP's fund accounting operations in the first quarter of 1998. Depreciation and amortization of leasehold improvements decreased by $.1 million. Various other expenses decreased by $.6 million.

Amortization of goodwill and intangibles of $5.5 million for the three months ended March 31, 1998 was the same as pro forma 1997.

Other income - net of $1.4 million for the three months ended March 31, 1998 increased $2.6 million as compared to pro forma $(1.2) million for the same period in 1997. Equity income from the Company's investment in BG increased $.1 million. PXP's share of equity earnings from WCCBO was zero in the first quarter of 1998 compared to a $1.5 million loss for the first quarter of 1997, due to the liquidation of WCCBO in early 1997. PXP's share of equity earnings from Greystone Financial Group was zero in the first quarter of 1998 compared to a $.2 million loss in the first quarter of 1997. Other miscellaneous income from Seneca increased $.3 million.

Interest expense - net of $2.6 million for the three months ended March 31, 1998 decreased $.2 million (7%) as compared to pro forma $2.8 million for the same period in 1997 primarily as a result of a decrease in total outstanding debt.

Income to minority interest of $.5 million for the three months ended March 31, 1998 increased $.2 million (68%) as compared to pro forma $.3 million for the same period in 1997. The minority shareholders' interest in the equity earnings of Seneca, which is fully consolidated in the Company's financial statements, increased due to Seneca's increased earnings for the three months ended March 31, 1998.

Net income of $5.4 million for the three months ended March 31, 1998 reflects an increase of $2.3 million (72%) as compared to pro forma $3.2 million for the same period in 1997, resulting from the effects of the increased income and expenses discussed above. The effective tax rate decreased to 44% for the three months ended March 31, 1998 from 48% for the same period in 1997.

Liquidity and Capital Resources

The Company's business is not considered to be capital intensive. Working capital requirements for the Company have historically been provided by operating cash flow. It is expected that such cash flows will continue to serve as the principal source of working capital for the Company for the near future.

The Company's current capital structure, as of May 13, 1998, includes 43.9 million shares of common stock and $79.4 million of 6% Convertible Subordinated Debentures with a principal value of $25.00 per debenture. The current dividend rate on common stock is $.06 per share per quarter. If the dividend rate remains constant for 1998, the total annual dividend on common stock would be approximately $10.5 million based upon shares outstanding at March 31, 1998. The total annual interest expense on the debentures based upon debentures outstanding at March 31, 1998, at an interest rate of 6%, would be $4.8 million.

The Company has a bank credit agreement in place providing for a $200 million five year credit facility, with no required principal repayments prior to maturity in August 2002. The outstanding obligation under the credit agreement at March 31, 1998 was $185 million. An interest rate of approximately 5.9% was in effect on this borrowing as of March 31, 1998. The credit agreement contains financial and operating covenants including, among other provisions, requirements that the Company maintain certain financial ratios and satisfy certain financial tests, restrictions on the ability to incur indebtedness, and limitations on the amount of the Company's capital expenditures. At March 31, 1998, the Company was in compliance with all covenants contained in the credit agreement. The Company believes that funds from operations and amounts available under the Credit Agreement will provide adequate liquidity for the foreseeable future.

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

Based upon preliminary assessments, the Company has determined that it will be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. Since many of the core systems of the Company's business are investment related, Company management believes that the majority of these systems are already Year 2000 compliant. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will be mitigated. It is anticipated that such modifications and conversions will be completed on a timely basis. The failure to recognize the Year 2000 could have a negative impact on, but is not limited to, the handling of securities trades, the pricing of securities and the servicing of client accounts. It is not known at this time if there could be a material impact on the operations of the Company if such modifications and conversions are not completed timely.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of
1995

This quarterly report contains forward looking statements that involve risks and uncertainties including, but not limited to, the following: The Company's performance is highly dependent on the amount of assets under management, which may decrease for a variety of reasons including changes in interest rates and adverse economic conditions; the Company's performance is very sensitive to changes in interest rates, which may increase from current levels; the Company's performance is affected by the demand for and the market acceptance of the Company's products and services; the Company's business is extremely competitive with several competitors being substantially larger than the Company; and the Company's performance may be impacted by changes in the performance of financial markets and general economic conditions. The costs involved to complete the Year 2000 modifications are based on management's best estimates, which were derived based upon assumptions relative to future events including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. The potential problems related to the Year 2000 issue could affect the ability to provide advisory services for the Company's products. Accordingly, actual results may differ materially from those set forth in the forward looking statements. Attention is also directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.

PART II. Other Information

 Item 4. Submission of Matters to a Vote of Security Holders

         No items submitted.

 Item 6. Exhibits and Reports on Form 8-K

     (a) The following documents are filed as part of these reports:

     4(u)Credit Agreement dated as of August 14, 1997 among the Registrant and various financial institutions, Bank of America National Trust and Savings Association as Syndication and Documentation Agent, and Bank of New York as Administrative Agent.

     (b) Reports on Form 8-K.

         No items filed.

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Phoenix Investment Partners, Ltd.




May 13, 1998                        /s/ Philip R. McLoughlin
                                    ------------------------
                                    Philip R. McLoughlin, Chairman and
                                    Chief Executive Officer


May 13, 1998                        /s/ William R. Moyer
                                    --------------------
                                    William R. Moyer, Chief Financial Officer

                                                                    EXHIBIT 4(u)



                               CREDIT AGREEMENT

                         Dated as of August 14, 1997

                                    among

                      PHOENIX DUFF & PHELPS CORPORATION,
                  PHOENIX HOME LIFE MUTUAL INSURANCE COMPANY



                        BANK OF AMERICA NATIONAL TRUST
                           AND SAVINGS ASSOCIATION,
                   as Syndication and Documentation Agent,

                            THE BANK OF NEW YORK,
                           as Administrative Agent

                                     and

                THE OTHER FINANCIAL INSTITUTIONS PARTY HERETO


                                 Arranged by


                         BANCAMERICA SECURITIES, INC.

                                     and

                          BNY CAPITAL MARKETS, INC.



                                TABLE OF CONTENTS
Section                                                                   Page

ARTICLE I        DEFINITIONS                                                 1
                    1.1   Certain Defined Terms                              1
                    1.2   Other Interpretive Provisions                     23
                    1.3   Accounting Principles                             24

ARTICLE II       THE CREDITS                                                24
                    2.1   Amounts and Terms of Commitments                  24
                          (a) The Facility A Credit.                        24
                          (b) The Facility B Credit                         25
                    2.2   Loan Accounts                                     25
                    2.3   Procedure for Borrowing.                          26
                    2.4   Facility B Conversion                             26
                    2.5   Facility A Conversion                             27
                    2.6   Conversion and Continuation Elections             28
                    2.7       Voluntary Termination or Reduction of
                            Commitments                                     29
                    2.8   Optional Prepayments                              30
                          Mandatory Prepayments of Loans;
                          Mandatory Commitment Reductions                   30
                    2.10  Repayment                                         30
                    2.11  Interest                                          31
                    2.12  Fees                                              32
                          (a)   Arrangement, Agency Fees                    32
                          (b)   Commitment Fees                             32
                    2.13  Computation of Fees and Interest                  32
                    2.14  Payments by the Company                           33
                    2.15  Payments by the Banks to the Administrative
                          Agent                                             33
                    2.16  Sharing of Payments, Etc.                         34

ARTICLE III      TAXES, YIELD PROTECTION AND ILLEGALITY                     35
                    3.1   Taxes.                                            35
                    3.2   Illegality                                        37
                    3.3   Increased Costs and Reduction of
                            Return                                          37
                    3.4   Funding Losses                                    38
                    3.5   Inability to Determine Rates                      39
                    3.6   Certificates of Banks                             39
                    3.7   Survival                                          39

ARTICLE IV       CONDITIONS PRECEDENT                                       39
                    4.1   Conditions of Initial Loans                       39
                          (i)   Credit Agreement                            40
                          (ii)  Resolutions; Incumbency                     40
                          (iii) Organization Documents;
                                  Good Standing                             40
                          (iv)  Legal Opinions                              40
                          (v)   Payment of Fees                             40
                          (vi)  Certificate                                 41
                          (vii) Other Documents                             41
                    4.2   Conditions to All Borrowings and




Section                                                                   Page

                          Facility B Conversion                             41
                          (a)   Notice of Borrowing/Notice of Facility
                                B Conversion                                41
                          (b)    Continuation of Representations and
                                 Warranties                                 41
                          (c)   No Existing Default                         41
                          (d)   Acquisitions                                42

                    4.3   Conditions to Facility B Conversion               42

ARTICLE V        REPRESENTATIONS AND WARRANTIES                             42
                    5.1   Corporate Existence and Power                     42
                    5.2   Corporate Authorization; No Contravention         43
                    5.3   Governmental Authorization                        43
                    5.4   Binding Effect                                    43
                    5.5   Litigation                                        43
                    5.6   Contractual Obligation                            44
                    5.7   ERISA Compliance                                  44
                    5.8   Use of Proceeds; Margin Regulations               45
                    5.9   Title to Properties                               45
                    5.10  Taxes 45
                    5.11  Financial Condition                               45
                    5.12  Environmental Matters                             46
                    5.13  Regulated Entities                                46
                    5.14  No Burdensome Restrictions                        46
                    5.15  Copyrights, Patents, Trademarks and
                            Licenses, etc.                                  47
                    5.16  Subsidiaries                                      47
                    5.17  Insurance                                         47
                    5.18  Full Disclosure                                   47
                    5.19  PCC Acquisition Agreement                         47
                    5.20  Seneca Acquisition Agreement                      48

ARTICLE VI       AFFIRMATIVE COVENANTS                                      48
                    6.1   Financial Statements                              49
                    6.2   Certificates; Other Information                   50
                    6.3   Notices                                           50
                    6.4    Preservation of Corporate Existence,Etc.         51
                    6.5   Maintenance of Property                           52
                    6.6   Insurance                                         52
                    6.7   Payment of Obligations                            52
                    6.8   Compliance with Laws                              52
                    6.9   Compliance with ERISA                             52
                    6.10  Inspection of Property and Books and
                            Records                                         53
                    6.11  Environmental Laws                                53
                    6.12  Use of Proceeds                                   53
                    6.13  Holding Agreement                                 53





Section                                                                   Page

ARTICLE VII      NEGATIVE COVENANTS                                         54
                    7.1   Limitation on Liens                               54
                    7.2   Mergers, Consolidations and Sales of
                            Assets                                          55
                    7.3   Loans and Investments                             55
                    7.4   Limitation on Indebtedness                        56
                    7.5   Transactions with Affiliates                      56
                    7.6   Use of Proceeds                                   56
                    7.7   Contingent Obligations                            57
                    7.8   Joint Ventures                                    57
                    7.9   Lease Obligations                                 57
                    7.10  Restricted Payments                               58
                    7.11  ERISA                                             58
                    7.12  Change in Business                                58
                    7.13  Accounting Changes                                58
                    7.14  Pari Passu                                        58
                    7.15  Phoenix                                           58
                    7.16  Subordinated Debt and Preferred Stock             58
                    7.17  Capital Expenditures                              59

ARTICLE VIII     GUARANTOR'S FINANCIAL COVENANTS                            59
                    8.1   Guarantor's Minimum Total SAP Adjusted
                           Capital                                          59
                    8.2   Invested Assets                                   59
                    8.3   NAIC Ratings                                      59
                    8.4   Real Estate                                       59
                    8.5   Risk Based Capital                                59
                    8.6   Non-Performing Real Estate                        59
                    8.7   Indebtedness to Capital                           59

ARTICLE IX       COMPANY'S FINANCIAL COVENANTS                              60
                    9.1   Shareholders' Equity                              60
                    9.2   EBITDA to Interest Ratio                          60
                    9.3   Total Debt to Capital Ratio                       60
                    9.4   Senior Debt to EBITDA Ratio                       60

ARTICLE X        GUARANTY                                                   61
                    10.1  Guaranty                                          61
                    10.2  Guaranty Unconditional                            61
                    10.3  Discharge only upon Payment in Full;
                            Reinstatement in Certain
                            Circumstances                                   62
                    10.4  Waiver by the Guarantor                           62
                    10.5  Subrogation                                       62
                    10.6  Stay of Acceleration                              62

ARTICLE XI       EVENTS OF DEFAULT                                          62
                    11.1  Event of Default                                  62
                          a)    Non-Payment                                 62
                          (b)   Representation or Warranty                  63
                          (c)   Specific Defaults                           63
                          (d)   Other Defaults                              63
                                           - iii -
Section                                                                   Page

                          (e)   Cross-Default                               63
                          (f)   Insolvency; Voluntary Proceedings           63
                          (g)   Involuntary Proceedings                     64
                          (h)   ERISA                                       64
                          (i)   Monetary Judgments                          64
                          (j)   Non-Monetary Judgments                      64
                          (k)   Change of Control                           64
                          (l)   Loss of Licenses                            65

                    11.2  Remedies                                          65
                    11.3  Rights Not Exclusive                              65

ARTICLE XII      GUARANTOR EVENTS OF DEFAULT                                65
                    12.1  Event of Default                                  65
                    12.2  Remedies                                          66

ARTICLE XIII     COMPANY EVENTS OF DEFAULT                                  66
                    13.1  Event of Default                                  66
                    13.2  Remedies                                          66

ARTICLE XIV      THE ADMINISTRATIVE AGENT                                   67
                    14.1  Appointment                                       67
                    14.2  Delegation of Duties                              67
                    14.3  Exculpatory Provisions                            67
                    14.4  Reliance by Administrative Agent                  68
                    14.5  Notice of Default                                 68
                    14.6  Non-Reliance on Administrative Agent
                            and Other Banks.                                69
                    14.7  Indemnification                                   69
                    14.8  Administrative Agent in Its
                            Individual Capacity                             70
                    14.9  Successor Agent                                   71
                    14.10 Syndication and Documentation Agent               71

ARTICLE XV       MISCELLANEOUS  72
                    15.1  Amendments and Waivers                            72
                    15.2  Notices                                           72
                    15.3  No Waiver; Cumulative Remedies                    73
                    15.4  Costs and Expenses                                73
                    15.5  Indemnity                                         74
                    15.6  Payments Set Aside                                74
                    15.7  Successors and Assigns                            75
                    15.8  Assignments, Participations, etc.                 75
                    15.9  Confidentiality                                   77
                    15.10 Set-off                                           78
                    15.11 Automatic Debits of Fees                          78
                    15.12 Notification of Addresses, Lending
                            Offices, Etc.                                   78
                    15.13 Counterparts                                      78
                    15.14 Severability                                      78
                    15.15 No Third Parties Benefited                        79
                    15.16 Governing Law and Jurisdiction                    79
                                           - iv -
Section                                                                   Page

                    15.17  Waiver of Jury Trial                             79
                    15.18         Entire Agreement                          80



Schedule 2.1         Commitments
Schedule 5.5         Litigation
Schedule 5.7         ERISA
Schedule 5.11        Permitted Liabilities
Schedule 5.12        Environmental Matters
Schedule 5.16        Subsidiaries and Minority Interests
Schedule 5.17        Insurance Matters
Schedule 7.1         Permitted Liens
Schedule 7.4         Permitted Indebtedness
Schedule 7.7         Contingent Obligations
Schedule 15.2        Lending Offices; Addresses for Notices

EXHIBITS

Exhibit A            Form of Notice of Borrowing
Exhibit B            Form of Notice of Conversion/Continuation
Exhibit C            Form of Compliance Certificate
Exhibit D            Form of Legal Opinion of Company's Counsel
Exhibit D-2          Form of Legal Opinion of Guarantor's Counsel
Exhibit E            Form of Assignment and Acceptance
Exhibit F            Form of Promissory Note
Exhibit G            Form of Notice of Facility A Conversion
Exhibit H            Form of Notice of Facility B Conversion

                                CREDIT AGREEMENT


      This CREDIT AGREEMENT is entered into as of August 14, 1997, among Phoenix Duff & Phelps Corporation a Delaware corporation (the "Company"), Phoenix Home Life Mutual Insurance Company, a New York domiciled mutual insurance company (the "Guarantor"), the several financial institutions from time to time party to this Agreement (collectively, the "Banks"; individually, a "Bank"), Bank of America National Trust and Savings Association, as Syndication and Documentation Agent for the Banks and The Bank of New York, as Administrative Agent for the Banks.

      WHEREAS, the Banks have agreed to make available to the Company a revolving credit facility guaranteed by the Guarantor and an unguaranteed revolving credit facility upon the terms and conditions set forth in this Agreement;

      NOW, THEREFORE, in consideration of the mutual agreements, provisions and covenants contained herein, the parties agree as follows:


                                   I. ARTICLE

                                   DEFINITIONS

      A.    1.1    Certain   Defined  Terms.   The  following   terms  have  the
following meanings:

            "Acquisition" means any transaction or series of related transactions for the purpose of or resulting, directly or indirectly, in
      (a) the acquisition of all or substantially all of the assets of a Person, or of any business or division of a Person, (b) the acquisition of in excess of 50% of the capital stock, partnership interests or equity of any Person, or otherwise causing any Person to become a Subsidiary, or (c) a merger or consolidation or any other combination with another Person (other than a Person that is a Subsidiary) provided that the Company or the Subsidiary is the surviving entity.

            "Administrative Agent" means BNY in its capacity as administrative agent for the Banks hereunder, and any successor agent arising under
      Section 14.9.

            "Administrative Agent's Payment Office" means the address for payments set forth on the signature page hereto in relation to the Administrative Agent, or such other address as the Administrative Agent may from time to time specify.

            "Affiliate" means, as to any Person, any other Person which, directly or indirectly, is in control of, is controlled by, or is under common control with, such Person. A Person shall be deemed to control another Person if the controlling Person possesses, directly or indirectly, the power to direct or cause the direction of the management and policies of the other Person, whether through the ownership of voting securities, by contract, or otherwise.

            "Agent-Related Persons" means BofA, BNY and any successor Administrative Agent arising under Section 14.9, together with their respective Affiliates (including, in the case of BofA and BNY, the
      Arrangers), and the officers, directors, employees, agents and attorneys-in-fact of such Persons and Affiliates.

           "Agents" mean the Administrative Agent and BofA, as Syndication and Documentation Agent.

            "Agreement" means this Credit Agreement.

            "Alternate Base Rate" means, for any day, a rate per annum equal to the higher of: (a) 0.50% per annum above the Federal Funds Rate in effect on such date; and (b) the BNY Rate in effect on such day.

            Any change in the BNY Rate shall take effect at the opening of business on the day specified in the public announcement of such change.

            "Annual Statement" means the annual financial statement of any insurance company as required to be filed with the Department, together with all exhibits or schedules filed therewith, prepared in conformity with SAP. References to amounts on particular exhibits, schedules, lines, pages and columns on such Annual Statements are based on the formats promulgated by the NAIC for 1996 Annual Statements for the applicable type of insurance company. If such format is changed in future years so that different information is contained in such items or they no longer exist, it is understood that the reference is to information consistent with that recorded in the referenced item in the 1996 Annual Statement of the insurance company.

            "Applicable Fee Rate" means initially 0.10%. On and after the date specified below, the Applicable Fee Rate shall be adjusted to the rate per annum set forth in the table below beneath the consolidated Senior Debt to EBITDA Ratio (such Ratio being referred to as "X" below) for the Company and its Subsidiaries set forth below:


                Level 1   Level 2       Level 3        Level 4     Level 5

 Senior         X <1.4    1.4<X<2.0     2.0<X<2.55     2.55<X<     3.00<X
 Debt                                                  3.00
 EBITDA
 Ratio

 Applicable
 Fee Ratio      8.0 bps   9.0 bps       10.0 bps       12.5 bps    17.5 bps


      The Applicable Fee Rates shall be adjusted, to the extent applicable, 60 days (or, in the case of the last fiscal quarter of any fiscal year, 120 days) after the end of each fiscal quarter, based on the Senior Debt to EBITDA Ratio as of the last day of such fiscal quarter; it being understood that if the Company failed to deliver the financial statements required by subsection 6.1(a) or (b), as applicable, and the related certificate required by subsection 6.2(a) by the 60th day (or, if applicable, the 120th day) after any fiscal quarter, the applicable Fee Rate shall be based on Level 5 above until such financial statements and certificate are delivered.

      "Applicable Margin" means initially as to Facility A Eurodollar Rate Loans, 0.195% and as to Facility A CD Rate Loans, 0.320%. Concurrently with any change in the Rating, the rate set forth below for Facility A Eurodollar Rate Loans and Facility A CD Rate Loans:


 Facility A    Level 1    Level 2   Level 3     Level 4   Level 5    Level 6

 Rating of
 the GuarantorAA/Aa2      Aa-/Aa3   A+/A1       A/A2      A-/A3      <Level 5

 Applicable 0.1875%       0.195%    0.225%      0.250%    0.350%     0.50%
 Margin For
 Eurodollar
 Rate Loans

 Applicable    0.3125%    0.320%    0.350%      0.375%    0.475%     0.625%
 Margin For
 CD Rate
  Loans

In the event of a split between the Moody's Rating and the S&P Rating, the higher interest rate shall be applicable.

      "Applicable Margin" means initially as to Facility B Eurodollar Rate Loans, 0.385%, and as to Facility B CD Rate Loans, 0.51%. On and after the date specified below, the Applicable Margin shall be adjusted to the rate per annum set forth in the table below beneath the consolidated Senior Debt to EBITDA Ratio (such Ratio being referred to as "X") below) for the Company set forth below:


Facility B     Level 1   Level 2       Level 3      Level 4         Level 5

Senior         X<1.4     1.4<X<2.0     2.0<X<2.55   2.55<X<3.00     3.00<X
Debt
to
EBITDA

Applicable     0.300%    0.360%        0.385%       0.450%          0.550%
Margin for
Eurodollar
Rate

Applicable     0.425%    0.485%        0.510%       0.575%          0.675%
Margin for
CD Rate
Loans

The Applicable Margin for Facility B Loans shall be adjusted, to the extent applicable, 60 days (or, in the case of the last fiscal quarter of any fiscal year, 120 days) after the end of each fiscal quarter, based on the Senior Debt to EBITDA Ratio as of the last day of such fiscal quarter; it being understood that if the Company fails to deliver the financial statements required by subsection 6.1(a) or (b), as applicable, and the related certificate required by subsection 6.2(a) by the 60th day (or, if applicable, the 120th day) after any fiscal quarter, the Applicable Margin shall be based on Level 5 above until such financial statements and certificate are delivered.

               "Arrangers"  means  BancAmerica  Securities,   Inc.,  a  Delaware
      corporation and BNY Capital Markets, Inc., a New York corporation.

               "Assignee" has the meaning specified in subsection 12.8(a).

               "Attorney Costs" means and includes all fees and disbursements of any law firm or other external counsel, the non-duplicative allocated cost of internal legal services and all disbursements of internal counsel.

              "Bank" has the meaning specified in the introductory clause hereto.

              "Bankruptcy Code" means the Federal Bankruptcy Reform Act of 1978 (11 U.S.C.ss.101, et seq.).

               "Base Rate Loan" means a Loan that bears interest based on the Base Rate.

               "BNY" means The Bank of New York, a New York banking corporation.

               "BNY Rate" means a rate of  interest  per annum equal to the rate of interest publicly announced in New York City by BNY from time to time as its prime commercial lending rate, such rate to be adjusted automatically (without notice) on the effective date of any change in such publicly announced rate. The BNY Rate is not the lowest rate available at BNY at any time.

               "BofA"  means  Bank  of  America   National   Trust  and  Savings
      Association, a national banking association.

               "Borrowing" means a borrowing hereunder consisting of Loans of the same Type and of the same Facility made to the Company on the same day by the Banks under Article II, and, other than in the case of Base Rate Loans, having the same Interest Period.

               "Borrowing Date" means any date on which a Borrowing occurs under
      Section 2.3.

               "Business Day" means any day other than a Saturday, Sunday or other day on which commercial banks in New York City are authorized or required by law to close and, if the applicable Business Day relates to any Eurodollar Rate Loan, means such a day on which dealings are carried on in the applicable Eurodollar dollar interbank market.

               "Capital Adequacy Regulation" means any guideline, request or directive of any central bank or other Governmental Authority, or any other law, rule or regulation, whether or not having the force of law, in each case, regarding capital adequacy of any bank or of any corporation controlling a bank.

               "CD Rate" means, for any Interest Period with respect to CD Rate Loans comprising part of the same Borrowing, the rate of interest (rounded upward to the next 1/100th of 1%) determined as follows:


               CD Rate =    Certificate of Deposit Rate  + Assessment
                            1.00 - Reserve Percentage             Rate

           Where:

                 "Assessment Rate" means, for any day of such Interest Period, the rate determined by the Administrative Agent as equal to the annual assessment rate in effect on such day payable to the FDIC by a member of the Bank Insurance Fund that is classified as adequately capitalized and within supervisory subgroup "A" (or a comparable successor assessment risk classification within the meaning of 12 C.F.R. ss.327.3) for insuring time deposits at offices of such member in the United States; or, in the event that the FDIC shall at any time hereafter cease to assess time deposits based upon such classifications or successor classifications, equal to the maximum annual assessment rate in effect on such day that is payable to the FDIC by commercial banks (whether or not applicable to any particular
           Bank) for insuring time deposits at offices of such banks in the United States.

                 "Certificate of Deposit Rate" means the rate of interest per annum determined by the Administrative Agent to be the arithmetic mean (rounded upward to the next 1/100th of 1%) of the rates notified to the Administrative Agent as the rates of interest bid by two or more certificate of deposit dealers of recognized standing selected by the Administrative Agent for the purchase at face value of dollar certificates of deposit issued by major United States banks, for a maturity comparable to such Interest Period and in the approximate amount of the CD Rate Loans to be made, at the time selected by the Administrative Agent on the first day of such Interest Period.

                 "Reserve Percentage" means, for any day of such Interest Period, the maximum reserve percentage (expressed as a decimal, rounded upward to the next 1/100th of 1%), as determined by the Administrative Agent, in effect on such day (including any ordinary, marginal, emergency, supplemental, special and other reserve percentages), prescribed by the FRB for determining the maximum reserves to be maintained by member banks of the Federal Reserve System with deposits exceeding $1,000,000,000 for new non-personal time deposits for a period comparable to such Interest Period and in an amount of $100,000 or more.

           The CD Rate shall be adjusted, as to all CD Rate Loans then outstanding, automatically as of the effective date of any change in the Assessment Rate or the Reserve Percentage.

           "CD Rate Loan" means a Loan that bears interest based on the CD Rate.

           "Change of Control" means

           (a) the acquisition by any Person, or two or more Persons acting in concert, of beneficial ownership (within the meaning of Rule 13d-3 of the Securities and Exchange Commission under the Securities Exchange Act of
     1934) of 20% or more of the voting power of the Guarantor; or

           (b) the failure of the Guarantor to own either directly or indirectly, free and clear of all Liens or other encumbrances, 51% of the outstanding shares of voting stock and of the capital stock of the Company on a fully diluted basis.

     "Closing Date" means the date on which all conditions precedent set forth in Section 4.1 are satisfied or waived by all Banks (or, in the case of subsection 4.1(a)(v), waived by the Person entitled to receive such payment).

    "Code" means the Internal Revenue Code of 1986, and regulations promulgated thereunder.

     "Commitment", as to each Bank, means its Facility A Commitment and its Facility B Commitment without duplication.

     "Company Action Level" means 200% of the Authorized Control Level Risk-Based Capital of the Guarantor. The Authorized Control Level Risk-Based Capital of the Guarantor shall be computed in the manner from time to time prescribed by the Insurance Department of the State of New York for inclusion in the Annual Statement of the Guarantor of such Department. Such Authorized Control Level Risk-Based Capital currently appears on page 23 of such statement in column 1, line 28.

     "Company Default" means any event or circumstances which, with the giving of notice, the lapse of time, or both, would (if not cured or otherwise remedied during such time) constitute a Company Event of Default.

    "Company Event of Default" means any of the events or circumstances specified in Section 13.1.

    "Compliance Certificate" means a certificate substantially in the form of Exhibit C.

     "Contingent Obligation" means, as to any Person, any direct or indirect liability of that Person, whether or not contingent, with or without recourse,
(a) with respect to any Indebtedness, lease, dividend, letter of credit or other obligation (the "primary obligations") of another Person (the "primary obligor"), including any obligation of that Person (i) to purchase, repurchase or otherwise acquire such primary obligations or any security therefor, (ii) to advance or provide funds for the payment or discharge of any such primary obligation, or to maintain working capital or equity capital of the primary obligor or otherwise to maintain the net worth or solvency or any balance sheet item, level of income or financial condition of the primary obligor, (iii) to purchase property, securities or services primarily for the purpose of assuring the owner of any such primary obligation of the ability of the primary obligor to make payment of such primary obligation, or (iv) otherwise to assure or hold harmless the holder of any such primary obligation against loss in respect thereof (each, a "Guaranty Obligation"); (b) with respect to any Surety Instrument issued for the account of that Person or as to which that Person is otherwise liable for reimbursement of drawings or payments; (c) to purchase any materials, supplies or other property from, or to obtain the services of, another Person if the relevant contract or other related document or obligation requires that payment for such materials, supplies or other property, or for such services, shall be made regardless of whether delivery of such materials, supplies or other property is ever made or tendered, or such services are ever performed or tendered, or (d) in respect of any Swap Contract. The amount of any Contingent Obligation shall, in the case of Guaranty Obligations, be deemed equal to the stated or determinable amount of the primary obligation in respect of which such Guaranty Obligation is made or, if not stated or if indeterminable, the maximum reasonably anticipated liability in respect thereof, and in the case of other Contingent Obligations, shall be equal to the maximum reasonably anticipated liability in respect thereof.

           "Contractual Obligation" means, as to any Person, any provision of any security issued by such Person or of any agreement, undertaking, contract, indenture, mortgage, deed of trust or other instrument, document or agreement to which such Person is a party or by which it or any of its property is bound.

           "Conversion/Continuation Date" means any date on which, under Section 2.6, the Company (a) converts Loans of one Type to another Type, or (b) continues as Loans of the same Type, but with a new Interest Period, Loans having Interest Periods expiring on such date.

           "Default" means any event or circumstance which, with the giving of notice, the lapse of time, or both, would (if not cured or otherwise remedied during such time) constitute an Event of Default.

           "Department" means the applicable Governmental Authority of the state of domicile of an insurance company responsible for the regulation of said insurance company.

          "Dollars", "dollars" and "$" each mean lawful money of the United States.

           "EBITDA" means, with respect to the Company and its Subsidiaries, as the end of any fiscal quarter for the four fiscal quarters then ending earnings before interest, taxes, depreciation and amortization, calculated in accordance with GAAP; provided, that, for any four fiscal quarter period in which either the PCC Acquisition or the Seneca Acquisition shall have occurred, EBITDA shall be calculated on a pro forma basis as if such acquisition had occurred on the first day of such period.

           "Eligible Assignee" means (i) a commercial bank organized under the laws of the United States, or any state thereof, and having a combined capital and surplus of at least $100,000,000 (or its equivalent in foreign currency); (ii) a commercial bank organized under the laws of any other country which is a member of the Organization for Economic Cooperation and Development, or a political subdivision of any such country, and having a combined capital and surplus of at least $100,000,000 (or its equivalent in foreign currency), provided that such bank is acting through a branch or agency located in the United States; and (iii) a Person that is primarily engaged in the business of commercial banking and that is (A) a Subsidiary of a Bank, (B) a Subsidiary of a Person of which a Bank is a Subsidiary, or
     (C) a Person of which a Bank is a Subsidiary.

           "Environmental Claims" means all claims, however asserted, by any Governmental Authority or other Person alleging potential liability or responsibility for violation of any Environmental Law, or for release or injury to the environment.

           "Environmental Laws" means all federal, state or local laws, statutes, common law duties, rules, regulations, ordinances and codes, together with all administrative orders, directed duties, requests, licenses, authorizations and permits of, and agreements with, any Governmental Authorities, in each case relating to environmental, health, safety and land use matters.

           "ERISA" means the Employee Retirement Income Security Act of 1974, and regulations promulgated thereunder.

           "ERISA Affiliate" means any trade or business (whether or not incorporated) under common control with the Company within the meaning of
     Section 414(b) or (c) of the Code (and Sections 414(m) and (o) of the Code for purposes of provisions relating to Section 412 of the Code).

           "ERISA Event" means (a) a Reportable Event with respect to a Pension Plan; (b) a withdrawal by the Company or any ERISA Affiliate from a Pension Plan subject to Section 4063 of ERISA during a plan year in which it was a substantial employer (as defined in Section 4001(a)(2) of ERISA) or a cessation of operations which is treated as such a withdrawal under Section 4062(e) of ERISA; (c) a complete or partial withdrawal by the Company or any ERISA Affiliate from a Multiemployer Plan or notification that a Multiemployer Plan is in reorganization; (d) the filing of a notice of intent to terminate, the treatment of a Plan amendment as a termination under Section 4041 or 4041A of ERISA, or the commencement of proceedings by the PBGC to terminate a Pension Plan or Multiemployer Plan; (e) an event or condition which might reasonably be expected to constitute grounds under Section

     4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Pension Plan or Multiemployer Plan; or (f) the imposition of any liability under Title IV of ERISA, other than PBGC premiums due but not delinquent under Section 4007 of ERISA, upon the Company or any ERISA Affiliate.

           "Eurodollar Rate" means with respect to the Interest Period applicable to any Eurodollar Loan, a rate of interest per annum, as determined by the Administrative Agent, obtained by dividing (and then rounding to the nearest 1/16 of 1% or, if there is no nearest 1/16 of 1%, then to the next higher 1/16 of 1%):

                 (a) the rate, as reported by BNY to the Administrative Agent, quoted by BNY to leading banks in the interbank eurodollar market as the rate at which BNY is offering Dollar deposits in an amount equal approximately to the Eurodollar Loan of BNY to which such Interest Period shall apply for a period equal to such Interest Period, as quoted at approximately 11:00 a.m. two Business Days prior to the first day of such Interest Period, by

                 (b) a number equal to 1.00 minus the aggregate of the then stated maximum rates during such Interest Period of all reserve requirements (including, without limitation, marginal, emergency, supplemental and special reserves), expressed as a decimal, established by the Board of Governors of the Federal Reserve System and any other banking authority to which BNY and other major United States money center banks are subject, in respect of eurocurrency funding (currently referred to as "Eurocurrency liabilities" in Regulation D of the Board of Governors of the Federal Reserve System) or in respect of any other category of liabilities including deposits by reference to which the interest rate on Eurodollar Loans is determined or any category of extensions of credit or other assets which includes loans by non-domestic offices of any Bank to United States residents. Such reserve requirements shall include, without limitation, those imposed under such Regulation D. Eurodollar Loans shall be deemed to constitute Eurocurrency liabilities and as such shall be deemed to be subject to such reserve requirements without benefit of credits for proration, exceptions or offsets which may be available from time to time to any Bank under such Regulation D. The Eurodollar Rate shall be adjusted automatically on and as of the effective date of any change in any such reserve requirement.

           "Eurodollar Rate Loan" means a Loan that bears interest based on the Eurodollar Rate.

          "Event of Default" means any of the events or circumstances specified in Section 11.1.

           "Exchange Act" means the Securities and Exchange Act of 1934, and regulations promulgated thereunder.

           "Facility" means either Facility A or Facility B.

           "Facility A" means the credit facility pursuant to which Facility A Loans shall be made.

           "Facility A Base Rate Loan" means a Facility A Loan which constitutes a Base Rate Loan.

           "Facility A Borrowing" means a Borrowing of Facility A Loans.

           "Facility A CD Rate Loan" means a Facility A Loan which constitutes a CD Rate Loan.

          "Facility A Commitment", as to each Bank, has the meaning specified in Section 2.1(a).

           "Facility A Conversion" means a conversion of a Facility B Loan into a Facility A Loan as set forth in Section 2.5.

           "Facility A Eurodollar Rate Loan" means a Facility A Loan which constitutes an Eurodollar Rate Loan.

           "Facility A Loan" has the meaning specified in Section 2.1(a).

           "Facility B" means the credit facility pursuant to which Facility B Loans shall be made.

           "Facility B Base Rate Loan" means a Facility B Loan which constitutes a Base Rate Loan.

           "Facility B CD Rate Loan" means a Facility B Loan which constitutes a CD Rate Loan.

          "Facility B Commitment" as to each Bank, has the meaning  specified in
     Section 2.1(b).

           "Facility B Conversion" means a conversion of a Facility A Loan into a Facility B Loan as set forth in Section 2.1(b).

           "Facility B Eurodollar Rate Loan" means a Facility B Loan which constitutes a Eurodollar Rate Loan.

           "Facility B Loan" has the meaning specified in Section 2.1(b).

           "Facility Conversion Date" means any date on which under Section 2.1(b) or Section 2.5, the Company converts a Facility A Loan to a Facility B Loan or a Facility B Loan to a Facility A Loan.

           "FDIC" means the Federal Deposit Insurance Corporation, and any Governmental Authority succeeding to any of its principal functions.

           "Federal Funds Rate" means, for any day, a rate per annum (expressed as a decimal, rounded upwards, if necessary, to the next higher 1/100 of 1%) equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the Business Day next succeeding such day, provided that (i) if the day for which such rate is to be determined is not a Business Day, the Federal Funds Rate for such day shall be such rate on such transactions on the next preceding Business Day as so published on the next succeeding Business Day, and (ii) if such rate is not so published for any day, the Federal Funds Rate for such day shall be the average of the quotations for such day on such transactions received by BNY as determined by BNY and reported to the Administrative Agent.

           "FRB" means the Board of Governors of the Federal Reserve System, and any Governmental Authority succeeding to any of its principal functions.

           "GAAP" means generally accepted accounting principles set forth from time to time in the opinions and pronouncements of the Accounting Principles Board and the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board (or agencies with similar functions of comparable stature and authority within the U.S. accounting profession), which are applicable to the circumstances as of the date hereof.

           "Governmental Authority" means any nation or government, any state or other political subdivision thereof, any central bank (or similar monetary or regulatory authority) thereof, any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government, and any corporation or other entity owned or controlled, through stock or capital ownership or otherwise, by any of the foregoing.

           "Guarantor Default" means any event or circumstance which, with the giving of notice, the lapse of time, or both, would (if not cured or otherwise remedied during such time) constitute a Guarantor Event of Default.

          "Guarantor Event of Default" means any of the events or circumstances specified in Section 12.1.

          "Guaranty Obligation" has the meaning specified in the definition of "Contingent Obligation."

           "Highest Lawful Rate" means as to any Bank, the maximum rate of interest, if any, that at any time or from time to time may be contracted for, taken, charged or received by such Bank on the obligations owed to it under the laws applicable to such Bank and this transaction.

           "Indebtedness" of any Person means, without duplication, (a) all indebtedness for borrowed money; (b) all obligations issued, undertaken or assumed as the deferred purchase price of property or services (other than trade payables entered into in the ordinary course of business on ordinary terms); (c) all non-contingent reimbursement or payment obligations with respect to Surety Instruments; (d) all obligations evidenced by notes, bonds, debentures or similar instruments, including obligations so evidenced incurred in connection with the acquisition of property, assets or businesses(but not including in the case of the Guarantor, Surplus Notes); (e) all indebtedness created or arising under any conditional sale or other title retention agreement, or incurred as financing, in either case with respect to property acquired by the Person (even though the rights and remedies of the seller or bank under such agreement in the event of default are limited to repossession or sale of such property); (f) all obligations with respect to capital leases (other than the $2,600,000 capital lease related to the National Securities and Research Corporation transaction); (g) all net obligations with respect to Swap Contracts; (h) all indebtedness referred to in clauses (a) through (g) above secured by (or for which the holder of such Indebtedness has an existing right, contingent or otherwise, to be secured by) any Lien upon or in property (including accounts and contracts rights) owned by such Person, even though such Person has not assumed or become liable for the payment of such Indebtedness; and (i) all Guaranty Obligations in respect of indebtedness or obligations of others of the kinds referred to in clauses (a) through
     (g) above.

           "Indemnified Liabilities" has the meaning specified in Section 15.5.

           "Indemnified Person" has the meaning specified in Section 15.5.

           "Independent Auditor" has the meaning specified in subsection 6.1(a).

           "Insolvency Proceeding" means (a) any case, action or proceeding before any court or other Governmental Authority relating to bankruptcy, reorganization, insolvency, liquidation, receivership, dissolution, winding-up or relief of debtors, or (b) any assignment for the benefit of creditors, composition, marshaling of assets for creditors, or other, similar arrangement in respect of its creditors generally or any substantial portion of its creditors; undertaken under U.S. Federal, state or foreign law, including the Bankruptcy Code.

           "Insurance Code" means with respect to any insurance company, the insurance code at the state of domicile and any successor statute of similar import together with the regulations thereunder as amended or otherwise modified and in effect from time to time. References to sections of the Insurance Code shall be construed to also refer to successor sections.

           "Interest Expense" means consolidated interest expense, calculated in accordance with GAAP including, without limitation, interest expense with respect to Subordinated Debt; provided, however, that for the one year period commencing on the date of exchange or, if earlier, December 31, 1997, 50% of the interest expense related to Subordinated Debt exchanged for preferred stock outstanding on the Closing Date shall be excluded from Interest Expense.

           "Interest Payment Date" means, as to any Loan other than a Base Rate Loan, the last day of each Interest Period applicable to such Loan and, as to any Base Rate Loan, the last Business Day of each calendar quarter and each date such Loan is converted into another Type of Loan, provided, however, that if any Interest Period for a CD Rate Loan or Eurodollar Rate Loan exceeds 90 days or three months, respectively, the date that falls 90 days or three months (as the case may be) after the beginning of such Interest Period and after each Interest Payment Date thereafter is also an Interest Payment Date.

           "Interest Period" means, (a) as to any Eurodollar Rate Loan, the period commencing on the Borrowing Date of such Loan or on the
     Conversion/Continuation Date on which the Loan is converted into or continued as an Eurodollar Rate Loan, and ending on the date one, two, three or six months thereafter as selected by the Company in its Notice of Borrowing or Notice of Conversion/Continuation; and (b) as to any CD Rate Loan, the period commencing on the Borrowing Date of such Loan or on the Conversion/Continuation Date on which the Loan is converted into or continued as a CD Rate Loan, and ending 30, 60, 90 or 180 days thereafter, as selected by the Company in its Notice of Borrowing or Notice of Conversion/Continuation;

     provided that:

                 (i) if any Interest Period would otherwise end on a day that is not a Business Day, that Interest Period shall be extended to the following Business Day unless, in the case of an Eurodollar Rate Loan, the result of such extension would be to carry such Interest Period into another calendar month, in which event such Interest Period shall end on the preceding Business Day;
                 (ii) any Interest Period pertaining to an Eurodollar Rate Loan that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last Business Day of the calendar month at the end of such Interest Period; and

                 (iii) no Interest Period shall extend beyond the Termination Date.

           "Invested   Assets"  means  cash,   cash   equivalents,   short  term
     investments, investments held for sale and any other assets which are treated as investments under SAP.

           "IRS" means the Internal Revenue Service, and any Governmental Authority succeeding to any of its principal functions under the Code.

           "Joint Venture" means a single-purpose corporation, partnership, joint venture or other similar legal arrangement (whether created by contract or conducted through a separate legal entity) now or hereafter formed by the Company or any of its Subsidiaries with another Person in order to conduct a common venture or enterprise with such Person.

           "Lending Office" means, as to any Bank, the office or offices of such Bank specified as its "Lending Office" or "Domestic Lending Office" or "Eurodollar Lending Office", as the case may be, on Schedule 15.2, or such other office or offices as such Bank may from time to time notify the Company and the Agent.

           "Lien" means any security interest, mortgage, deed of trust, pledge, hypothecation, assignment, charge or deposit arrangement, encumbrance, lien (statutory or other) or preferential arrangement of any kind or nature whatsoever in respect of any property (including those created by, arising under or evidenced by any conditional sale or other title retention agreement, the interest of a lessor under a capital lease, any financing lease having substantially the same economic effect as any of the foregoing, or the filing of any financing statement naming the owner of the asset to which such lien relates as debtor, under the Uniform Commercial Code or any comparable law) and any contingent or other agreement to provide any of the foregoing, but not including the interest of a lessor under an operating lease.

           "Loan" means an  extension  of credit by a Bank to the Company  under
     Article II, and may be a Base Rate Loan, CD Rate Loan or an Eurodollar Rate Loan (each, a "Type" of Loan) and includes any Facility A Loan or Facility B Loan.

           "Loan Documents" means this Agreement, any Notes and all other documents delivered to either Agent or any Bank in connection herewith.

           "Majority Banks" means at any time Banks then holding at least 66-2/3% of the then aggregate unpaid principal amount of the Loans, or, if no such principal amount is then outstanding, Banks then having at least 66-2/3% of the Facility A Commitments.

           "Margin Stock" means "margin stock" as such term is defined in Regulation G, T, U or X of the FRB.

           "Material Adverse Effect" means (a) a material adverse change in, or a material adverse effect upon, the operations, business, properties, condition (financial or otherwise) or prospects of the Guarantor, the Company or the Company and its Subsidiaries taken as a whole or the Guarantor and its Subsidiaries taken as a whole; (b) a material impairment of the ability of the Company or the Guarantor to perform under any Loan Document and to avoid any Event of Default, Guarantor Event of Default or Company Event of Default; or (c) an adverse effect upon the legality, validity, binding effect or enforceability against the Company or the Guarantor of any Loan Document.

           "Maximum Facility B Commitments" means $100,000,000 as such amount may be reduced pursuant to Section 2.7 and Section 2.9 hereof.

           "Moody's" means Moody's Investors Services, Inc.

           "Moody's Rating" shall mean at any time the Insurance Financial Strength Ratings of the Guarantor assigned by Moody's Investors Service, Inc.

           "Multiemployer Plan" means a "Multi employer plan", within the meaning of Section 4001(a)(3) of ERISA, to which the Company or any ERISA Affiliate makes, is making, or is obligated to make contributions or, during the preceding three calendar years, has made, or been obligated to make, contributions.

          "NAIC" means the National Association of Insurance Commissioners or any successor thereto.

           "NAIC Ratings" shall mean the quality ratings assigned by the Securities Valuation Office of the NAIC to investments of the Guarantor and the Primary Insurance Subsidiaries. References in this Agreement to particular NAIC ratings are references to such ratings as currently defined and classified by the Securities Valuation Office of the National Association of Insurance Commissioners and if such rating system is changed then each reference to a particular rating in this Agreement shall be deemed to be a reference to the rating under such changed rating system which most closely approximates the credit quality of the particular rating as currently defined. The Guarantor will use its best efforts to at all times have not less than 90% of its bond portfolio and that of the Primary Insurance Subsidiaries covered by NAIC Ratings. If for any reason beyond the control of the Guarantor NAIC Ratings are unavailable for such percentage of the bond portfolios of the Guarantor and the Primary Insurance Subsidiaries or the NAIC rating system is discontinued then in that event the Guarantor and the Banks agree to negotiate in good faith for an amendment to this Agreement replacing Sections 8.2 and 8.3 hereof with new covenants measuring the credit quality of the bond portfolio of the Guarantor and the Primary Insurance Subsidiaries and which are not materially more liberal nor restrictive than Sections 8.2 and 8.3 hereof as presently in effect, but in the event that the Guarantor and the Majority Banks are unable to agree to such an amendment within 60 days of the date the NAIC rating system is discontinued or the Guarantor is unable to comply with the preceding sentence then in that event this Agreement may, at the option of the Majority Banks or the Guarantor, terminate whereupon the Commitments shall terminate and all outstanding Loans, together with interest thereon and any amounts due the Banks under this Agreement, including under Section 3.4 hereof, shall be repaid.

           "Net Cash Proceeds" means with respect to the sale, transfer, or other disposition by the Guarantor or any Subsidiary of any asset (including any stock of any Subsidiary), the aggregate cash proceeds (including cash proceeds received by way of deferred payment of principal pursuant to a note, installment receivable or otherwise, but only as and when received) received by the Guarantor or any Subsidiary pursuant to such sale, transfer or other disposition, net of (i) the direct costs relating to such sale, transfer or other disposition (including, without limitation, sales commissions and legal, accounting and investment banking fees), (ii) taxes paid or payable as a result thereof (after taking into account any available tax credits or deductions and any tax sharing arrangements),
     (iii) amounts required to be applied to the repayment of any Indebtedness secured by a Lien on the asset subject to such sale, transfer or other disposition (other than the Loans) and (iv) any reserve for adjustment in respect of the sale price of such asset (until such amount is available to the Guarantor or the applicable Subsidiary).

           "Net Invested Assets" shall mean the Guarantor's and the Primary Insurance Subsidiaries' portfolios of stocks, bonds, mortgage loans, real estate, policy loans and other assets classified as invested assets under SAP less Separate Account assets.

           "Non-Performing  Real Estate" shall mean the book value of the sum of
     (i) real estate acquired by the Guarantor and the Primary Insurance Subsidiaries in satisfaction of indebtedness, whether by foreclosure, deed in lieu of foreclosure or otherwise, which during the period of 180 days prior to the date of determination had a net operating income (gross income less taxes, maintenance and other operating expenses and also less principal and interest on indebtedness not owing to the Guarantor or the applicable Primary Insurance Subsidiary) of less than 6% of book value,
     (ii) mortgage loans the terms of which have been modified because of the borrower's inability to comply with the terms as originally agreed or which are in the process of foreclosure and under which the amount received by the Guarantor or the applicable Primary Insurance Subsidiary (exclusive of amounts received for taxes or insurance or in payment of expenses) during the 90 days preceding the date of determination is an amount which on an annual basis would return to the Guarantor or the applicable Primary Insurance Subsidiary less than 6% of the book value of the mortgage loan in question and (iii) mortgage loans on which any payment of principal or interest is more than 90 days past due.

           "Note" means a promissory note executed by the Company in favor of a Bank pursuant to subsection 2.2(b), in substantially the form of Exhibit F.

          "Notice of Borrowing" means a notice in substantially the form of Exhibit A.

          "Notice of Conversion/Continuation" means a notice in substantially the form of Exhibit B.

          "Notice of Facility A Conversion" means a notice in substantially in the form of Exhibit G.

          "Notice of Facility B Conversion" means a notice in substantially in the form of Exhibit H.

           "Obligations" means all advances, debts, liabilities, obligations, covenants and duties arising under any Loan Document owing by the Company or the Guarantor to any Bank, any Agent, or any other Indemnified Person, whether direct or indirect (including those acquired by assignment), absolute or contingent, due or to become due, now existing or hereafter arising.

           "Organization Documents" means, for any corporation, the certificate or articles of incorporation, the bylaws, any certificate of determination or instrument relating to the rights of preferred shareholders of such corporation, any shareholder rights agreement, and all applicable resolutions of the board of directors (or any committee thereof) of such corporation.
           "Participant" has the meaning specified in subsection 15.8(d).

           "PBGC" means the Pension Benefit Guaranty Corporation, or any Governmental Authority succeeding to any of its principal functions under ERISA.

           "PCC" means Pasadena Capital Corporation.

           "PCC Acquisition" means the acquisition by the Company of the stock of PCC pursuant to the PCC Acquisition Agreement.

          "PCC Acquisition Agreement" means the Agreement and Plan of Merger by and among the Company, Phoenix Apollo Corp. and PCC dated as of June 9,
     1997.

           "Pension Plan" means a pension plan (as defined in Section 3(2) of ERISA) subject to Title IV of ERISA which the Company sponsors, maintains, or to which it makes, is making, or is obligated to make contributions, or in the case of a multiple employer plan (as described in Section 4064(a) of ERISA) has made contributions at any time during the immediately preceding five (5) plan years.

           "Permitted Liens" has the meaning specified in Section 7.1.

           "Person" means an individual, partnership, corporation, business trust, joint stock company, trust, unincorporated association, joint venture or Governmental Authority.

           "Plan" means an employee benefit plan (as defined in Section 3(3) of ERISA) which the Company sponsors or maintains or to which the Company makes, is making, or is obligated to make contributions and includes any Pension Plan.

           "Primary   Insurance   Subsidiaries"   shall   mean   those   Primary
     Subsidiaries principally engaged in the business of insurance.

           "Primary Subsidiaries" shall mean Phoenix American Life Insurance Co., the Company, and any other Subsidiary of the Guarantor which at the time of determination has capital or a net worth in excess of $25,000,000.

           "Pro Rata Share" means, as to any Bank at any time, the percentage equivalent (expressed as a decimal, rounded to the ninth decimal place) at such time of such Bank's Facility A Commitment divided by the combined Facility A Commitments of all Banks.

           "Rating" means the Moody's Rating or the S&P Rating. All references in this Agreement to particular Moody's Ratings and S&P Ratings are references to such ratings as currently defined by Moody's and S&P, and in the event either of such corporations changes its rating system, each reference to a particular rating set forth in this Agreement shall be deemed to be a reference to the rating under such changed rating system which, in the reasonable judgment of the Administrative Agent, after consultation with the rating service involved, most closely approximates the level of claims paying ability associated with the particular rating as currently defined. Whenever a determination of compliance with any provision of this Agreement or any interest rate or fee is dependent upon the availability of both a Moody's Rating and an S&P Rating and one or the other (but not both) of such rating services ceases to rate the claims paying ability of the Guarantor, compliance with the applicable provisions of this Agreement and determinations of interest rates and fees shall be made on the basis of the rating which is available. If for any reason neither a Moody's Rating nor an S&P Rating is available for the Guarantor then in that event compliance with the provisions of this Agreement where a determination of such a rating is necessary, determinations of interest rates and fees shall be made by the Majority Banks, after consultation with the Guarantor, based on the Majority Banks' good faith estimates of what such ratings would have been had they been available, the determination of the Majority Banks in such regards to be final and conclusive provided that they have been made in good faith.

           "Reportable Event" means, any of the events set forth in Section 4043(b) of ERISA or the regulations thereunder, other than any such event for which the 30-day notice requirement under ERISA has been waived in regulations issued by the PBGC.

           "Requirement of Law" means, as to any Person, any law (statutory or common), treaty, rule or regulation or determination of an arbitrator or of a Governmental Authority, in each case applicable to or binding upon the Person or any of its property or to which the Person or any of its property is subject.

           "Responsible Officer" means, with respect to any Person, the chief executive officer, or the president of such Person, or any other officer having substantially the same authority and responsibility; or, with respect to compliance with financial covenants, the chief financial officer or the treasurer of such Person, or any other officer having substantially the same authority and responsibility.

           "Risk Based Capital Ratio" shall mean, as of any time the same is to be determined, the ratio of adjusted capital of the Guarantor to the Company Action Level of the Guarantor. Adjusted capital, for the purpose of this definition, shall be computed in the manner from time to time prescribed by the Insurance Department of the State of New York as total adjusted capital for inclusion in the Annual Statement of the Guarantor to such department (currently appearing on page 23 of such annual statement in column 1, line 27 and currently consisting of capital and surplus, the asset valuation reserve of the Guarantor and 50% of the Guarantor's dividend liability).

           "S&P" means Standard & Poor's Ratings Group.

           "S&P Rating" shall mean at any time the Insurer Claims Paying Ability Rating of the Guarantor assigned by Standard & Poor's Ratings Services, a Division of the McGraw Hill Companies, Inc.

           "SAP" means, as to the Guarantor, the statutory accounting principles prescribed or permitted by the Department, or in the event that the
     Department  fails  to  prescribe  or  address  such  practices,   the  NAIC
     guidelines.

           "SAP  Capital"  means   unrestricted   surplus  accounts  plus  asset
     valuation reserve plus surplus notes, all calculated in accordance with SAP.

           "SEC"  means  the   Securities  and  Exchange   Commission,   or  any
     Governmental Authority succeeding to any of its principal functions.

           "Seneca" means GMG/Seneca Capital Management, LLC.

           "Seneca Acquisition" means the acquisition by the Company of the majority of the equity interests of Seneca pursuant to the Seneca Acquisition Agreement.

           "Seneca Acquisition Agreement" means the Purchase Agreement by and among the Company and certain other Persons dated as of June 18, 1997 with respect to Seneca.

           "Senior Debt" means Indebtedness less Subordinated Debt.

           "Senior Debt to EBITDA Ratio" means the ratio for the Company, on a consolidated basis in accordance with GAAP, as at the end of any fiscal quarter of Senior Debt as of such quarter end to EBITDA as of such quarter end for the four fiscal quarters then ending.

           "Separate Accounts" shall mean accounts maintained by the Guarantor and the Primary Insurance Subsidiaries pursuant to the New York Insurance Law of a character such that the assets allocated thereto are to provide for annuities or life insurance benefits under specific annuity and/or insurance contracts and are not chargeable with other liabilities of the Guarantor or the Primary Insurance Subsidiaries.

          "Shareholders'   Equity"  means  shareholders'  equity  determined  in
     accordance with GAAP.

           "Subordinated   Debt"   means   Indebtedness   subordinated   to  the
     Obligations in form and substance satisfactory to the Majority Banks.

           "Subsidiary" of a Person means any corporation, association, partnership, joint venture or other business entity of which more than 50% of the voting stock or other equity interests (in the case of Persons other than corporations), is owned or controlled directly or indirectly by the Person, or one or more of the Subsidiaries of the Person, or a combination thereof. Unless the context otherwise clearly requires, references herein to a "Subsidiary" refer to a Subsidiary of the Guarantor.

           "Surety Instruments" means all letters of credit (including standby and commercial), banker's acceptances, bank guaranties, shipside bonds, surety bonds and similar instruments.

           "Surplus Notes" means surplus notes issued in accordance with Section 1307 of the New York Insurance Law and which are payable only out of free and divisible surplus with the prior approval of the Department.

           "Swap Contract" means any agreement (including any master agreement and any agreement, whether or not in writing, relating to any single transaction) that is an interest rate swap agreement, basis swap, forward rate agreement, commodity swap, commodity option, equity or equity index swap or option, bond option, interest rate option, forward foreign exchange agreement, rate cap, collar or floor agreement, currency swap agreement, cross-currency rate swap agreement, swaption, currency option or any other, similar agreement (including any option to enter into any of the foregoing).

           "Termination Date" means the earlier to occur of:

                 (a)   August 14, 2002; and

                 (b) the date on which the Commitments terminate in accordance with the provisions of this Agreement.

           "Total Debt to Capital Ratio" means the ratio for the Company, on a consolidated basis in accordance with GAAP, of its Indebtedness to the sum of its Indebtedness plus its Shareholders' Equity. For the purpose of the calculations of Indebtedness for this ratio, Indebtedness shall be reduced by an amount equal to the lesser of (i) 50% of any outstanding Subordinated Debt which has been exchanged for Subordinated Debt from preferred stock outstanding on the Closing Date and (ii) $40,000,000.

           "Total SAP Adjusted Capital" means SAP Capital plus reserves for losses on real estate.

           "12b-1 Asset" means, with respect to any Person, such Person's right to receive payments arising in connection with the sale of shares in a registered open-end management investment company, which payment shall be permitted pursuant to Rule 12b-1(b) (such payment, a so-called "12b-1 fee") or Rule 6c-10 (such payment, a so-called "contingent deferred sales load") of the Investment Company Act of 1940.

           "Type" has the meaning specified in the definition of "Loan."

           "Unfunded Pension Liability" means the excess of a Plan's benefit liabilities under Section 4001(a)(16) of ERISA, over the current value of that Plan's assets, determined in accordance with the assumptions used for funding the Pension Plan pursuant to Section 412 of the Code for the applicable plan year.

           "United States" and "U.S." each means the United States of America.

           "Wholly-Owned Subsidiary" means any corporation in which (other than directors' qualifying shares required by law) 100% of the capital stock of each class having ordinary voting power, and 100% of the capital stock of every other class, in each case, at the time as of which any determination is being made, is owned, beneficially and of record, by the Guarantor or by one or more of the other Wholly-Owned Subsidiaries, or both.

     1.2 Other Interpretive Provisions (a) The meanings of defined terms are equally applicable to the singular and plural forms of the defined terms.

           (b) The words "hereof", "herein", "hereunder" and similar words refer to this Agreement as a whole and not to any particular provision of this Agreement; and subsection, Section, Schedule and Exhibit references are to this Agreement unless otherwise specified.

                  (c) (i) The term "documents" includes any and all instruments,
     documents,   agreements,   certificates,   indentures,  notices  and  other
     writings, however evidenced.

                (ii) The term "including" is not limiting and means "including without limitation."

                 (iii) In the computation of periods of time from a specified date to a later specified date, the word "from" means "from and including"; the words "to" and "until" each mean "to but excluding", and the word "through" means "to and including."

           (d)  Except  as   otherwise   stated,   the  terms   "determine"   or
"determination" mean to reasonably determine or reasonable determination, respectively.

                  (e) Unless otherwise expressly provided herein, (i) references to agreements (including this Agreement) and other contractual instruments shall be deemed to include all subsequent amendments and other modifications thereto, but only to the extent such amendments and other modifications are not prohibited by the terms of any Loan Document, and (ii) references to any statute or regulation are to be construed as including all statutory and regulatory provisions consolidating, amending, replacing, supplementing or interpreting the statute or regulation.

           (f) The captions and headings of this Agreement are for convenience of reference only and shall not affect the interpretation of this Agreement.

           (g) This Agreement and other Loan Documents may use several different limitations, tests or measurements to regulate the same or similar matters. All such limitations, tests and measurements are cumulative and shall each be performed in accordance with their terms.

           (h) This Agreement and the other Loan Documents are the result of negotiations among and have been reviewed by counsel to the Agents, the Company and the other parties, and are the products of all parties. Accordingly, they shall not be construed against the Banks or the Agents merely because of the Agents' or Banks' involvement in their preparation.

     1.3 Accounting Principles. (a) Unless the context otherwise clearly requires, all accounting terms not expressly defined herein shall be construed, and all financial computations required under this Agreement shall be made, in accordance with GAAP, consistently applied.

           (b)References herein to "fiscal year" and "fiscal quarter" refer to such fiscal periods of the Company.

                                         ARTICLE II

                                        THE CREDITS

     2.1 Amounts and Terms of Commitments. (a) The Facility A Credit. Each Bank severally agrees, on the terms and conditions set forth herein, to make loans to the Company (each such loan, a "Facility A Loan") from time to time on any Business Day during the period from the Closing Date to the Termination Date, in an aggregate amount not to exceed at any time outstanding, together with the principal amount of Loans outstanding (including both Facility A Loans and Facility B Loans) in favor of such Bank at such time, the amount set forth next to such Bank's name on Schedule 2.1 (such amount as the same may be reduced under Section 2.7 or 2.9 or as a result of one or more assignments under Section 15.8, the Bank's "Facility A Commitment"); provided, however, that, after giving effect to any Borrowing, the aggregate principal amount of all outstanding Loans (including both Facility A Loans and Facility B Loans) shall not at any time exceed the combined Facility A Commitments. Within the limits of each Bank's Commitment, and subject to the other terms and conditions hereof, the Company may borrow under this Section 2.1(a), prepay under Section 2.8 and reborrow under this Section 2.1(a).

           (b) The Facility B Credit. Each Bank severally agrees, on the terms and conditions set forth herein, to convert Facility A Loans into loans to the Company (each such loan, a "Facility B Loan") from time to time on any Business Day during the period from the Closing Date to the Termination Date, in an aggregate amount not to exceed at any time outstanding, the amount set forth in
Schedule 2.1 (such amount, as the same may be reduced under Section 2.7 or 2.9 or as a the result of one or more assignments under Section 15.8, the Bank's "Facility B Commitment"); provided, however, that, after giving effect to any Facility B Conversion, the aggregate principal amount of all outstanding Facility B Loans shall not at any time exceed the combined Maximum Facility B Commitments. Within the limits of each Bank's Facility B Commitment, and subject to the other terms and conditions hereof, the Company may convert under this
Section 2.1(b), prepay under Section 2.8 and convert again under this Section 2.1(b). At no time shall any Bank's Facility B Commitment exceed its Pro Rata Share of the Maximum Facility B Commitments. Each Facility B Loan shall be of the same Type, be in the same amount and have an Interest Period equal to the remainder of the same Interest Period of the Facility A Loans being converted (with its interest rate calculated for the remainder of the Interest Period, based on the same Eurodollar Rate, if a Eurodollar Rate Loan and the same CD Rate, if a CD Rate Loan).

     2.2 Loan Accounts. (a) The Loans made by each Bank shall be evidenced by one or more loan accounts or records maintained by such Bank in the ordinary course of business. The loan accounts or records maintained by the Administrative Agent shall be conclusive absent manifest error of the amount of the Loans made by the Banks to the Company and the interest and payments thereon. Any failure so to record or any error in doing so shall not, however, limit or otherwise affect the obligation of the Company hereunder to pay any amount owing with respect to the Loans.

           (b) Upon the request of any Bank made through the Administrative Agent, the Loans made by such Bank may be evidenced by one or more Notes, instead of loan accounts. Each such Bank shall endorse on the schedules annexed to its Note(s) the date, amount and maturity of each Loan made by it and the amount of each payment of principal made by the Company with respect thereto. Each such Bank is irrevocably authorized by the Company to endorse its Note(s); provided, however, that the failure of a Bank to make, or an error in making, a notation thereon with respect to any Loan shall not limit or otherwise affect the obligations of the Company hereunder or under any such Note to such Bank.

            2.3 Procedure for Borrowing.  (a) Each Facility A Borrowing shall be made upon the Company's irrevocable written notice delivered to the Administrative Agent in the form of a Notice of Borrowing (which notice must be received by the Administrative Agent prior to 11:00 a.m. (New York City time)
(i) three Business Days prior to the requested Borrowing Date, in the case of Eurodollar Rate Loans; (ii) two Business Days prior to the requested Borrowing Date, in the case of CD Rate Loans, and (iii) one Business Day prior to the requested Borrowing Date, in the case of Base Rate Loans, specifying:

               (A) the amount of the Borrowing, which shall be in an aggregate minimum amount of $5,000,000 or any multiple of $1,000,000 in excess thereof;

              (B)     the requested  Borrowing  Date,  which shall be a Business
       Day;

               (C)     the Type of Loans comprising the Borrowing; and

               (D) the duration of the Interest Period applicable to such Loans included in such notice. If the Notice of Borrowing fails to specify the duration of the Interest Period for any Borrowing comprised of CD Rate Loans or Eurodollar Rate Loans, such Interest Period shall be 90 days or three months, respectively.

           (b) after giving effect to any Borrowing, there may be no more than 10 different Interest Periods in effect.

     2.4 Facility B Conversion. (a) Each Facility B Conversion shall be made upon the Company's irrevocable written notice delivered to the Administrative Agent in the form of a Notice of Facility B Conversion (which notice must be received by the Administrative Agent prior to 11:00 a.m. (New York City time) one Business Day prior to the requested Facility Conversion Date, specifying:

           (i) the amount of the Facility B Conversion which shall be in an aggregate minimum amount of $5,000,000 or any multiple of $1,000,000 in excess thereof;

          (ii) the requested Facility Conversion Date, which shall be a Business Day; and

           (iii) the particular Loans to be converted (identified by Type of Loan and Interest Period, if applicable) comprising the Facility B Conversion.

           (b) The Administrative Agent will promptly notify each Bank of its receipt of any Notice of Facility B Conversion and of the amount of such Bank's Pro Rata Share of that Facility B Conversion.

           (c) After giving effect to any Facility B Conversion, there may not be more than 10 different Interest Periods in effect.

           It is understood and agreed that, subject to the terms and conditions set forth herein, the Company may concurrently request a Facility A Loan and a Facility B Conversion, in which case the applicable Borrowing Date shall also be the applicable Facility Conversion Date.

           2.5 Facility A Conversion. The Company may, upon irrevocable written notice to the Agent in accordance with subsection 2.5(b), elect, as of any Business Day, to convert any Facility B Loans into Facility A Loans.

           (b) The Company shall deliver a Notice of Facility A Conversion co-signed by the Guarantor to be received by the Administrative Agent not later than 11:00 a.m. (New York City time) at least one Business Day in advance of the Facility Conversion Date specifying:

           (i) the aggregate amount of Facility B Loans to be converted which shall be in a minimum amount of $5,000,000 or any multiple of $1,000,000 in excess thereof;

          (ii) the requested Facility Conversion Date, which shall be a Business Day; and

           (iii) the particular Loans to be converted (identified by Type of Loan and Interest Period, if applicable) resulting from the proposed conversion or continuation.

                 (c) The Administrative Agent will promptly notify each Bank of its receipt of any Notice of Facility A Conversion and of the amount of such Bank's Pro Rata Share of that Facility A Conversion.

           (d) After giving effect to any Facility A Conversion, there may not be more than 10 different Interest Periods in effect.

           (e) Upon (i) the occurrence of an Event of Default with respect to the Company described in Section 11.1(f) or 11.1(g) or (ii) upon the acceleration of any Subordinated Debt issued in exchange for preferred stock outstanding on the Closing Date, all Facility B Loans shall be automatically converted into Facility A Loans, without any further action by any Person, including the Company and the Guarantor, and notwithstanding any failure to meet any conditions set forth in Article IV hereof.


           (f) Each Facility A Loan arising from a Facility A Conversion shall be of the same Type, be in the same amount and have an Interest Period equal to the remainder of the same Interest Period of the Facility B Loans being converted (with the interest rate calculated for the remainder of the Interest Period, based on the same Eurodollar Rate, if a Eurodollar Rate Loan and the same CD Rate, if a CD Rate Loan.)

    2.6   Conversion and Continuation Elections.        (a)  The  Company   may,
     upon irrevocable written notice to the Agent in accordance with subsection 2.6(b):

                 (i) elect, as of any Business Day, in the case of Base Rate Loans, or as of the last day of the applicable Interest Period, in the case of any other Type of Loans, to convert any such Loans (or any part thereof in an amount not less than $5,000,000, or that is in an integral multiple of $1,000,000 in excess thereof) into Loans of any other Type; or

                 (ii) elect, as of the last day of the applicable Interest Period, to continue any Loans having Interest Periods expiring on such day (or any part thereof in an amount not less than $5,000,000, or that is in an integral multiple of $1,000,000 in excess thereof);

     provided, that if at any time the aggregate amount of CD Rate Loans or Eurodollar Rate Loans in respect of any Borrowing is reduced, by payment, prepayment, or conversion of part thereof to be less than $5,000,000, such CD Rate Loans or Eurodollar Rate Loans shall automatically convert into Base Rate Loans.

                 (b)  The  Company  shall   deliver  a  Notice  of   Conversion/
     Continuation to be received by the Administrative Agent not later than 11:00 a.m. (New York City time) at least (i) three Business Days in advance of the Conversion/Continuation Date, if the Loans are to be converted into or continued as Eurodollar Rate Loans; (ii) two Business Days in advance of the Conversion/Continuation Date, if the Loans are to be converted into or continued as CD Rate Loans; and (iii) one Business Day in advance of the Conversion/ Continuation Date, if the Loans are to be converted into Base Rate Loans, specifying:

                 (A)  the proposed Conversion/Continuation Date;

                (B)  the aggregate amount of Loans to be converted or continued;

                 (C) the Type of Loans result from the proposed conversion or continuation; and

                 (D) other than in the case of conversions into Base Rate Loans, the duration of the requested Interest Period.

           (c) If upon the expiration of any Interest Period applicable to CD Rate Loans or Eurodollar Rate Loans, the Company has failed to select timely a new Interest Period to be applicable to such CD Rate Loans or Eurodollar Rate Loans, as the case may be, or if any Default, Event of Default, Guarantor Default or Guarantor Event of Default then exists, or, with respect to the Facility B Loans, any Company Default or Company Event of Default then exists, the Company shall be deemed to have elected to convert such CD Rate Loans or Eurodollar Rate Loans into Base Rate Loans effective as of the expiration date of such Interest Period.

           (d) The Administrative Agent will promptly notify each Bank of its receipt of a Notice of Conversion/Continuation, or, if no timely notice is provided by the Company, the Administrative Agent will promptly notify each Bank of the details of any automatic conversion. All conversions and continuations shall be made ratably according to the respective outstanding principal amounts of the Loans with respect to which the notice was given held by each Bank.

           (e) Unless the Majority Banks otherwise agree, with respect to all Loans during the existence of a Default, Event of Default, Guarantor Default or Guarantor Event of Default or, with respect to Facility B Loans, during the existence of a Company Default or Company Event of Default, the Company may not elect to have a Loan converted into or continued as an Eurodollar Rate Loan or a CD Rate Loan.

           (f) After giving effect to any conversion or continuation of Loans, there may not be more than 10 different Interest Periods in effect.

     2.7 Voluntary Termination or Reduction of Commitments. The Company may, upon not less than three Business Days' prior notice to the Administrative Agent, terminate the Facility A Commitments, or permanently reduce the Facility A Commitments by an aggregate minimum amount of $5,000,000 or any multiple of $1,000,000 in excess thereof; provided, however, that any reduction of the Facility A Commitment shall be accompanied by a reduction of Maximum Facility B Commitments in an amount equal to one-half of the reduced Facility A Commitments; and, provided, further, that after giving effect thereto and to any prepayments of Loans made on the effective date thereof, the then-outstanding principal amount of the Loans (including both Facility A Loans and Facility B Loans) may not exceed the amount of the combined Commitments then in effect and the then-outstanding amount of the Facility B Loans may not exceed the amount of the combined Maximum Facility B Commitments then in effect. Once reduced in accordance with this Section, the Facility A Commitments and the Maximum Facility B Commitments may not be increased. Any reduction of the Facility A Commitments and the Maximum Facility B Commitments shall be applied to each Bank according to its Pro Rata Share. All accrued commitment fees to, but not including the effective date of any reduction or termination of Commitments, shall be paid on the effective date of such reduction or termination.

     2.8 Optional Prepayments. Subject to Section 3.4, the Company may, at any time or from time to time, upon not less than three Business Days' irrevocable notice to the Agent, ratably prepay Loans in whole or in part, in minimum amounts of $5,000,000 or any multiple of $1,000,000 in excess thereof; provided, that all prepayments shall be applied to the Facility B Loans until the Facility B Loans shall be repaid in full, and then to the Facility A Loans. Such notice of prepayment shall specify the date and amount of such prepayment and the Type(s) of Loans to be prepaid. The Agent will promptly notify each Bank of its receipt of any such notice, and of such Bank's Pro Rata Share of such prepayment. If such notice is given by the Company, the Company shall make such prepayment and the payment amount specified in such notice shall be due and payable on the date specified therein, together with accrued interest to each such date on the amount prepaid and any amounts required pursuant to Section 3.4.

     2.9 Mandatory Prepayments of Loans; Mandatory Commitment Reductions. The Company shall make a prepayment of the Loans within 30 days after receipt of proceeds from any sale, transfer or other disposition by the Company or any Subsidiary of the Company of any asset outside the ordinary course of its business (other than any sale of 12b-1 Assets pursuant to the Purchase and Sale Agreement among Phoenix Equity Planning Corporation, the Company and FEP Capital L.P. dated as of June 1, 1997, additional sales of 12b-1 Assets for up to an aggregate amount of $4,000,000 or any capital stock of Beutel Goodman and Company Ltd., so long as in either case the proceeds of such sale shall be reinvested within 365 days in businesses or assets substantially similar to the business or assets of the Company in an amount equal to 100% of the Net Cash Proceeds of such sale, to the extent the aggregate proceeds thereof shall exceed $2,000,000 in any fiscal year. All prepayments of Loans pursuant to this Section
2.9 shall be applied to the Facility B Loans until the Facility B Loans are repaid in full, and then to the Facility A Loans. On the date of any prepayment pursuant to this Section 2.9, accrued interest on the amount of such prepayment, together with any amounts owing under Section 3.4, shall be due and payable. The Facility A Commitments shall be reduced by the amount of such prepayments and the Maximum Facility B Commitments shall be reduced by an amount equal to one-half of the amount of such prepayment.

     2.10 Repayment. The Company shall repay to the Banks on the Termination Date the aggregate principal amount of Loans outstanding on such date.

     2.11 Interest. (a) Each Loan shall bear interest on the outstanding principal amount thereof from the applicable Borrowing Date at a rate per annum equal to the CD Rate, the Eurodollar Rate or the Base Rate, as the case may be (and subject to the Company's right to convert to other Types of Loans under Section 2.6), plus the Applicable Margin, in the case of Eurodollar Rate Loans and CD Rate Loans.

           (b) Interest on each Loan shall be paid in arrears on each Interest Payment Date. Interest shall also be paid on the date of any prepayment of Loans under Section 2.8 or 2.9 for the portion of the Loans so prepaid and upon payment (including prepayment) in full thereof and, with respect to any Loan during the existence of any Event of Default or Guarantor Event of Default, or, with respect to any Facility B Loan during any Company Event of Default, interest shall be paid on demand of the Administrative Agent at the request or with the consent of the Majority Banks.

           (c) Notwithstanding subsection (a) of this Section with respect to any Loan, while any Event of Default or Guarantor Event of Default exists or after acceleration, or with respect to any Facility B Loan, while any Company Event of Default exists, the Company shall pay interest (after as well as before entry of judgment thereon to the extent permitted by law) on the principal amount of all outstanding Loans, at a rate per annum which is determined by adding 2% per annum to the Applicable Margin then in effect for such Loans and, in the case of Base Rate Loans, at a rate per annum equal to the Base Rate plus 2%; provided, however, that, on and after the expiration of any Interest Period applicable to any Eurodollar Rate Loan or CD Rate Loan outstanding on the date of occurrence of such Event of Default or acceleration, the principal amount of such Loan shall, during the continuation of such Event of Default or after acceleration, bear interest at a rate per annum equal to the Base Rate plus 2%.

           (b) Highest Lawful Rate. At no time shall the interest rate payable on the Loans of any Bank, together with the fees and all other amounts payable under the Loan Documents to such Bank, to the extent the same are construed to constitute interest, exceed the Highest Lawful Rate applicable to such Bank. If with respect to any Bank for any period during the term of this Agreement, any amount paid to such Bank under the Loan Documents, to the extent the same shall (but for the provisions of this Section) constitute or be deemed to constitute interest, would exceed the maximum amount of interest permitted by the Highest Lawful Rate applicable to such Bank during such period (such amount being hereinafter referred to as an "Unqualified Amount"), then (i) such Unqualified Amount shall be applied or shall be deemed to have been applied as a prepayment of the Loans of such Bank, and (ii) if in any subsequent period during the term of this Agreement, all amounts payable under the Loan Documents to such Bank in respect of such period which constitute or shall be deemed to constitute interest shall be less than the maximum amount of interest permitted by the Highest Lawful Rate applicable to such Lender during such period, then the Company shall pay to such Bank in respect of such period an amount (each a "Compensatory Interest Payment") equal to the lesser of (x) a sum which, when added to all such amounts, would equal the maximum amount of interest permitted by the Highest Lawful Rate applicable to such Bank during such period, and (y) an amount equal to the Unqualified Amount less all other Compensatory Interest Payments made in respect thereof.

     2.12 Fees. (a) Arrangement, Agency Fees. The Company shall pay such fees to the Arrangers and the Agents for their own accounts as may be agreed to between the Company and the applicable Arranger and Agent from time to time.

           (b) Commitment Fees. The Company shall pay to the Administrative Agent for the account of each Bank a commitment fee on the average daily unused portion of such Bank's Facility A Commitment (which, with respect to each Bank on any day, shall equal such Bank's Facility A Commitment less the sum of all outstanding Facility A Loans and Facility B Loans of such Bank), computed on a quarterly basis in arrears on the last Business Day of each calendar quarter based upon the daily utilization for that quarter as calculated by the Administrative Agent, equal to the Applicable Fee Rate per annum. Such commitment fee shall accrue from the date hereof to the Termination Date and shall be due and payable quarterly in arrears on the last Business Day of each calendar quarter commencing on September 30, 1997 through the Termination Date, with the final payment to be made on the Termination Date; provided that, in connection with any reduction or termination of Facility A Commitments under
Section 2.7 or Section 2.9, the accrued commitment fee calculated for the period ending on such date shall also be paid on the date of such reduction or termination, with the following quarterly payment being calculated on the basis of the period from such reduction or termination date to such quarterly payment date. The commitment fees provided in this subsection shall accrue at all times after the above-mentioned commencement date, including at any time during which one or more conditions in Article IV are not met.

     2.13 Computation of Fees and Interest. (a) All computations of interest for Base Rate Loans when the Base Rate is determined by BNY's "reference rate" and all computations of commitment fees shall be made on the basis of a year of 365 or 366 days, as the case may be, and actual days elapsed. All other computations of interest shall be made on the basis of a 360-day year and actual days elapsed (which results in more interest being paid than if computed on the basis of a 365-day year). Interest and fees shall accrue during each Interest Period or other period during which interest or such fees are computed from the first day thereof to but excluding the last day thereof. With regard to CD Rate Loans or Eurodollar Rate Loans, which are converted from Facility A Loans to Facility B Loans during an Interest Period, or vice versa, interest shall be calculated based on the old Applicable Margin to but excluding the Facility Conversion Date and on the new Applicable Margin from and including the Facility Conversion Date.

           (b) Each determination of an interest rate by the Administrative Agent shall be conclusive and binding on the Company and the Banks in the absence of manifest error.

     2.14 Payments by the Company. (a) All payments to be made by the Company shall be made without set-off, recoupment or counterclaim. Except as otherwise expressly provided herein, all payments by the Company shall be made to the Administrative Agent for the account of the Banks at the Administrative Agent's Payment Office, and shall be made in dollars and in immediately available funds, no later than 12:00 p.m. (New York City time) on the date specified herein. The Administrative Agent will promptly distribute to each Bank its Pro Rata Share (or other applicable share as expressly provided herein) of such payment in like funds as received. Any payment received by the Administrative Agent later than 12:00 p.m. (New York City time) shall be deemed to have been received on the following Business Day and any applicable interest or fee shall continue to accrue.

           (c) Subject to the provisions set forth in the definition of "Interest Period" herein, whenever any payment is due on a day other than a Business Day, such payment shall be made on the following Business Day, and such extension of time shall in such case be included in the computation of interest or fees, as the case may be.

           (d) Unless the Administrative Agent receives notice from the Company prior to the date on which any payment is due to the Banks that the Company will not make such payment in full as and when required, the Administrative Agent may assume that the Company has made such payment in full to the Administrative Agent on such date in immediately available funds and the Administrative Agent may (but shall not be so required), in reliance upon such assumption, distribute to each Bank on such due date an amount equal to the amount then due such Bank. If and to the extent the Company has not made such payment in full to the Administrative Agent, each Bank shall repay to the Administrative Agent on demand such amount distributed to such Bank, together with interest thereon at the Federal Funds Rate for each day from the date such amount is distributed to such Bank until the date repaid.

            2.15 Payments by the Banks to the Administrative Agent. (a) Unless the Administrative Agent receives notice from a Bank on or prior to the Closing Date or, with respect to any Borrowing after the Closing Date, at least one Business Day prior to the date of such Borrowing, that such Bank will not make available as and when required hereunder to the Administrative Agent for the account of the Company the amount of that Bank's Pro Rata Share of the Borrowing, the Administrative Agent may assume that each Bank has made such amount available to the Administrative Agent in immediately available funds on the Borrowing Date and the Administrative Agent may (but shall not be so required), in reliance upon such assumption, make available to the Company on such date a corresponding amount. If and to the extent any Bank shall not have made its full amount available to the Administrative Agent in immediately available funds and the Administrative Agent in such circumstances has made available to the Company such amount, that Bank shall on the Business Day following such Borrowing Date make such amount available to the Administrative Agent, together with interest at the Federal Funds Rate for each day during such period. A notice of the Administrative Agent submitted to any Bank with respect to amounts owing under this subsection (a) shall be conclusive, absent manifest error. If such amount is so made available, such payment to the Administrative Agent shall constitute such Bank's Loan on the date of Borrowing for all purposes of this Agreement. If such amount is not made available to the Administrative Agent on the Business Day following the Borrowing Date, the Administrative Agent will notify the Company of such failure to fund and, upon demand by the Administrative Agent, the Company shall pay such amount to the Administrative Agent for the Administrative Agent's account, together with interest thereon for each day elapsed since the date of such Borrowing, at a rate per annum equal to the interest rate applicable at the time to the Loans comprising such Borrowing.

           (b) The failure of any Bank to make any Loan on any Borrowing Date shall not relieve any other Bank of any obligation hereunder to make a Loan on such Borrowing Date, but no Bank shall be responsible for the failure of any other Bank to make the Loan to be made by such other Bank on any Borrowing Date.

     2.16 Sharing of Payments, Etc. If, other than as expressly provided elsewhere herein, any Bank shall obtain on account of the Loans made by it any payment (whether voluntary, involuntary, through the exercise of any right of set-off, or otherwise) in excess of its Pro Rata Share, such Bank shall immediately (a) notify the Administrative Agent of such fact, and (b) purchase from the other Banks such participations in the Loans made by them as shall be necessary to cause such purchasing Bank to share the excess payment pro rata with each of them; provided, however, that if all or any portion of such excess payment is thereafter recovered from the purchasing Bank, such purchase shall to that extent be rescinded and each other Bank shall repay to the purchasing Bank the purchase price paid therefor, together with an amount equal to such paying Bank's ratable share (according to the proportion of (i) the amount of such paying Bank's required repayment to (ii) the total amount so recovered from the purchasing Bank) of any interest or other amount paid or payable by the purchasing Bank in respect of the total amount so recovered. The Company agrees that any Bank so purchasing a participation from another Bank may, to the fullest extent permitted by law, exercise all its rights of payment (including the right of set-off, but subject to Section 15.10) with respect to such participation as fully as if such Bank were the direct creditor of the Company in the amount of such participation. The Administrative Agent will keep records (which shall be conclusive and binding in the absence of manifest error) of participations purchased under this Section and will in each case notify the Banks following any such purchases or repayments.


                                   ARTICLE III

                     TAXES, YIELD PROTECTION AND ILLEGALITY

     3.1 Taxes. (a) Payments to be Free and Clear. All payments by the Company or the Guarantor under the Loan Documents to or for the account of the Administrative Agent, or any Bank (each, an "Indemnified Tax Person") shall be made free and clear of, and without any deduction or withholding for or on account of, any and all current or future taxes, levies, imposts, deductions, charges or withholdings, and all liabilities with respect thereto (including interest, additions to tax, and penalties thereon) imposed, levied, collected, withheld or assessed by the United States or any political subdivision or taxing authority thereof (collectively, "Taxes"), excluding as to any Indemnified Tax Person, (i) a Tax on the Income imposed on such Indemnified Tax Person and (ii) any interest, fees, additions to tax or penalties for late payment thereof (each such nonexcluded Tax, an "Indemnified Tax"). For purposes hereof, "Tax on the Income" shall mean, as to any Person, a Tax imposed by one of the following jurisdictions or by any political subdivision or taxing authority thereof: (i) the United States, (ii) the jurisdiction in which such Person is organized,
(iii) the jurisdiction in which such Person's  principal  office is located,  or
(iv) in the case of each Bank, any jurisdiction in which such Bank's applicable Lending Office is located; which Tax is an income tax or franchise tax imposed on all or part of the net income or net profits of such Person or which Tax represents interest, fees, or penalties for late payment of such an income tax or franchise tax.

           (b) Grossing Up of Payments. If the Company, the Guarantor or any other Person is required by law, rule, regulation, order, directive, treaty or guideline to make any deduction or withholding (which deduction or withholding would constitute an Indemnified Tax) from any amount required to be paid by the Company or the Guarantor to or on behalf of an Indemnified Tax Person under any Loan Document (i) the Company or the Guarantor shall pay such Indemnified Tax before the date on which penalties attach thereto, such payment to be made for its own account (if the liability to pay is imposed on the Company or the Guarantor) or on behalf of and in the name of such Indemnified Tax Person (if the liability is imposed on such Indemnified Tax Person), and (ii) the sum payable to such Indemnified Tax Person shall be increased as may be necessary so that after making all required deductions and withholdings (including deductions and withholdings applicable to additional sums payable under this Section) such Indemnified Tax Person receives an amount equal to the sum it would have received had no such deductions or withholdings been made.

           (c) Other Taxes. The Company and the Guarantor agree to pay any current or future stamp or documentary taxes or any other excise or property taxes, charges or similar levies that rise from any payment made hereunder or from the execution, delivery or registration of, or any amendment, supplement or modification of, or any waiver or consent under or in respect of, the Loan Documents or otherwise with respect to, the Loan Documents (collectively, the "Other Taxes").


           (d) Evidence of Payment. Within 30 days after the reasonable request therefor by the Agent in connection with any payment of Indemnified Taxes or Other Taxes, the Company or the Guarantor, as applicable, will furnish to the Administrative Agent the original or a certified copy of an official receipt from the jurisdiction to which payment is made evidencing payment thereof or, if unavailable, a certificate from a Responsible Officer that states that such payment has been made and that sets forth the date and amount of such payment.

           (e) U.S. Tax Certificates. Each Indemnified Tax Person that is organized under the laws of any jurisdiction other than the United States or any political subdivision thereof that is exempt from United States federal withholding tax, or that is subject to such tax at a reduced rate under an applicable treaty, with respect to payments under the Loan Documents shall deliver to the Administrative Agent for transmission to the Company, on or prior to the Closing Date (in the case of each Indemnified Tax Person listed on the signature pages hereof) or on the effective date of the Assignment and Acceptance Agreement or other document pursuant to which it becomes an Indemnified Tax Person (in the case of each other Indemnified Tax Person), and at such other times as the Company or the Administrative Agent may reasonably request, Internal Revenue Form 4224 or Form 1001 or other certificate or document required under United States law to establish entitlement to such exemption or reduced rate. Neither the Company nor the Guarantor shall be required to pay any additional amount to any such Indemnified Tax Person under subsection (b) above if such Indemnified Tax Person shall have failed to satisfy the requirements of the immediately preceding sentence; provided that if such Indemnified Tax Person shall have satisfied such requirements on the Closing Date (in the case of each Indemnified Tax Person listed on the signature pages hereof) or on the effective date of the Assignment and Acceptance Agreement or other document pursuant to which it became an Indemnified Tax Person (in the case of each other Indemnified Tax Person), nothing in this subsection shall relieve the Company or the Guarantor of its obligation to pay any additional amounts pursuant to subsection (b) in the event that, as a result of any change in applicable law or treaty, such Indemnified Tax Person is no longer properly entitled to deliver certificates, documents or other evidence at a subsequent date establishing the fact that such Indemnified Tax Person is no longer entitled to such exemption or reduced rate.

     3.2 Illegality. (a) If any Bank determines that the introduction of any Requirement of Law, or any change in any Requirement of Law, or in the interpretation or administration of any Requirement of Law, has made it unlawful, or that any central bank or other Governmental Authority has asserted that it is unlawful, for any Bank or its applicable Lending Office to make
Eurodollar Rate Loans, then, on notice thereof by the Bank to the Company through the Administrative Agent, any obligation of that Bank to make Eurodollar Rate Loans shall be suspended until the Bank notifies the Administrative Agent and the Company that the circumstances giving rise to such determination no longer exist.

           (b) If a Bank determines that it is unlawful to maintain any Eurodollar Rate Loan, the Company shall, upon its receipt of notice of such fact and demand from such Bank (with a copy to the Administrative Agent), prepay in full such Eurodollar Rate Loans of that Bank then outstanding, together with interest accrued thereon and amounts required under Section 3.4, either on the last day of the Interest Period thereof, if the Bank may lawfully continue to maintain such Eurodollar Rate Loans to such day, or immediately, if the Bank may not lawfully continue to maintain such Eurodollar Rate Loan. If the Company is required to so prepay any Eurodollar Rate Loan, then concurrently with such prepayment, the Company shall borrow from the affected Bank, in the amount of such repayment, a Base Rate Loan.

     3.3 Increased Costs and Reduction of Return. (a) If any Bank determines that, due to either (i) the introduction of or any change (other than any change by way of imposition of or increase in reserve requirements included in the calculation of the CD Rate or the Eurodollar Rate or in respect of the assessment rate payable by any Bank to the FDIC for insuring U.S. deposits) in or in the interpretation of any law or regulation or (ii) the compliance by that Bank with any guideline or request from any central bank or other Governmental Authority (whether or not having the force of law), there shall be any increase in the cost to such Bank of agreeing to make or making, funding or maintaining any Eurodollar Rate Loans or CD Rate Loans, then the Company shall be liable for, and shall from time to time, upon demand (with a copy of such demand to be sent to the Administrative Agent), pay to the Administrative Agent for the account of such Bank, additional amounts as are sufficient to compensate such Bank for such increased costs.

           (b) If any Bank shall have determined that (i) the introduction of any Capital Adequacy Regulation, (ii) any change in any Capital Adequacy Regulation, (iii) any change in the interpretation or administration of any Capital Adequacy Regulation by any central bank or other Governmental Authority charged with the interpretation or administration thereof, or (iv) compliance by the Bank (or its Lending Office) or any corporation controlling the Bank with any Capital Adequacy Regulation, affects or would affect the amount of capital required or expected to be maintained by the Bank or any corporation controlling the Bank and (taking into consideration such Bank's or such corporation's policies with respect to capital adequacy and such Bank's desired return on capital) determines that the amount of such capital is increased as a consequence of its Commitment[s], loans, credits or obligations under this Agreement, then, upon demand of such Bank to the Company through the Administrative Agent, the Company shall pay to the Bank, from time to time as specified by the Bank, additional amounts sufficient to compensate the Bank for such increase.

     3.4 Funding Losses. The Company shall reimburse each Bank and hold each Bank harmless from any loss or expense which the Bank may sustain or incur as a consequence of:

           (a) the failure of the Company to make on a timely basis any payment of principal of any Eurodollar Rate Loan or CD Rate Loan;

           (b) the failure of the Company to borrow, continue or convert a Loan after the Company has given (or is deemed to have given) a Notice of Borrowing or a Notice of Conversion/ Continuation;

           (c) the failure of the Company to make any prepayment in accordance with any notice delivered under Section 2.8;

           (d) the prepayment (including pursuant to Section 2.9) or other payment (including after acceleration thereof) of an Eurodollar Rate Loan or a CD Rate Loan on a day that is not the last day of the relevant Interest Period; or

           (e) the automatic conversion under Section 2.6 of any Eurodollar Rate Loan or CD Rate Loan to a Base Rate Loan on a day that is not the last day of the relevant Interest Period; including any such loss or expense arising from the liquidation or reemployment of funds obtained by it to maintain its Eurodollar Rate Loans or CD Rate Loans or from fees payable to terminate the deposits from which such funds were obtained. For purposes of calculating amounts payable by the Company to the Banks under this Section and under subsection 3.3(a), (i) each Eurodollar Rate Loan made by a Bank (and each related reserve, special deposit or similar requirement) shall be conclusively deemed to have been funded at the Dollar deposits used in determining the Eurodollar Rate for such Eurodollar Rate Loan by a matching deposit or other borrowing in the interbank eurodollar market for a comparable amount and for a comparable period, whether or not such Eurodollar Rate Loan is in fact so funded, and (ii) each CD Rate Loan made by a Bank (and each related reserve, special deposit or similar requirement) shall be conclusively deemed to have been funded at the Certificate of Deposit Rate used in determining the CD Rate for such CD Rate Loan by the issuance of its certificate of deposit in a comparable amount and for a comparable period, whether or not such CD Rate Loan is in fact so funded.

     3.5 Inability to Determine Rates. If the Majority Banks determine that for any reason adequate and reasonable means do not exist for determining the Eurodollar Rate or the CD Rate for any requested Interest Period with respect to a proposed Eurodollar Rate Loan or CD Rate Loan, or that the Eurodollar Rate or the CD Rate applicable pursuant to subsection 2.11(a) for any requested Interest Period with respect to a proposed Eurodollar Rate Loan or CD Rate Loan does not adequately and fairly reflect the cost to the Banks of funding such Loan, the Administrative Agent will promptly so notify the Company and each Bank. Thereafter, the obligation of the Banks to make or maintain CD Rate Loans or Eurodollar Rate Loans, as the case may be, hereunder shall be suspended until the Administrative Agent upon the instruction of the Majority Banks revokes such notice in writing. Upon receipt of such notice, the Company may revoke any Notice of Borrowing or Notice of Conversion/Continuation then submitted by it. If the Company does not revoke such Notice, the Banks shall make, convert or continue the Loans, as proposed by the Company, in the amount specified in the applicable notice submitted by the Company, but such Loans shall be made, converted or continued as Base Rate Loans instead of CD Rate Loans or Eurodollar Rate Loans, as the case may be.

     3.6 Certificates of Banks. Any Bank or Agent claiming reimbursement or compensation under this Article III shall deliver to the Company (with a copy to the Administrative Agent) a certificate setting forth in reasonable detail the amount payable to the Bank or Agent hereunder and such certificate shall be conclusive and binding on the Company in the absence of manifest error.

     3.7 Survival. The agreements and obligations of the Company in this Article III shall survive the payment of all other Obligations.


                                   ARTICLE IV

                              CONDITIONS PRECEDENT

     4.1 Conditions of Initial Loans. The obligation of each Bank to make its initial Loan hereunder is subject to the following conditions:

           (a) The Administrative Agent shall have received on or before the initial borrowing date all of the following, in form and substance satisfactory to the Administrative Agent and each Bank, and in sufficient copies for each
Bank:
                (i) Credit Agreement. This Agreement executed by each party thereto;

                 (ii)  Resolutions; Incumbency.

                       (A) Copies of the resolutions of the board of directors of the Company and the Guarantor authorizing the transactions contemplated hereby, certified as of the Closing Date by the Secretary or an Assistant Secretary of such Person; and

                       (B) A certificate of the Secretary or Assistant Secretary of the Company and the Guarantor certifying the names and true signatures of the officers of the Company or the Guarantor authorized to execute, deliver and perform, as applicable, this Agreement, and all other Loan Documents to be delivered by it hereunder;

                (iii) Organization   Documents;   Good  Standing.  Each  of  the
following documents:

                       (A) the articles or certificate of incorporation and the bylaws of the Company and the Guarantor as in effect on the Closing Date, certified by the Secretary or Assistant Secretary of the Company or the Guarantor as of the Closing Date; and

                       (B) a good standing certificate for the Company and the Guarantor from the Secretary of State (or similar, applicable Governmental Authority) of its state of incorporation;

                 (iv)  Legal Opinions.

                       (A) An opinion of Thomas Steenburg, counsel to the Company and addressed to the Agents and the Banks, substantially in the form of Exhibit D-1; and

                       (B) An opinion of John T. Mulrain, counsel to the Guarantor and addressed to the Agents and the Banks, substantially in the form of Exhibit D-2;

                 (v) Payment of Fees. Evidence of payment by the Company of all accrued and unpaid fees, costs and expenses to the extent then due and payable on the Closing Date, together with Attorney Costs of BofA to the extent invoiced prior to or on the Closing Date, plus such additional amounts of Attorney Costs as shall constitute BofA's reasonable estimate of Attorney Costs incurred or to be incurred by it through the closing proceedings (provided that such estimate shall not thereafter preclude final settling of accounts between the Company and
BofA); including any such costs, fees and expenses arising under or referenced in Sections 2.12 and 15.4;

                 (vi) Certificate. A certificate signed by a Responsible Officer of each of the Company and the Guarantor, dated as of the Closing Date, stating that:

                       (A)  the  representations  and  warranties  contained  in
     Article V are true and correct on and as of such date, as though made on and as of such date;

                       (B) no Default, Event of Default, Guarantor Default or Guarantor Event of Default exists or would result from the initial Borrowing; and

                       (C) there has occurred since December 31, 1996, no event or circumstance that has resulted or could reasonably be expected to result in a Material Adverse Effect; and

                (vii)  Other   Documents.   Such  other   approvals,   opinions,
documents or materials as the Agent or any Bank may request.

     1. (b) Existing Debt. All obligations under the Amended and Restated Credit Agreement dated as of October 31, 1995 among the Company, various financial institutions and Bank of America Illinois, as Agent shall have been paid in full and such agreement shall have been terminated.

     4.2 Conditions to All Borrowings and Facility B Conversion. The obligation of each Bank to make any Loan to be made by it (including its initial Loan) or to make a Facility B Conversion is subject to the satisfaction of the following conditions precedent on the relevant Borrowing Date or, in the case of a Facility B Conversion, the relevant Facility Conversion Date:

           (a) Notice of Borrowing/Notice of Facility B Conversion. The Agent shall have received (with, in the case of the initial Loan only, a copy for each Bank) a Notice of Borrowing or Notice of Facility B Conversion, as applicable;

           (b) Continuation of Representations and Warranties. The representations and warranties in Article V shall be true and correct on and as of such Borrowing Date or Facility Conversion Date with the same effect as if made on and as of such Borrowing Date or Facility Conversion Date(except to the extent such representations and warranties expressly refer to an earlier date, in which case they shall be true and correct as of such earlier date and in the case of Section 5.16, as otherwise permitted hereunder); and

           (c) No Existing Default. No Event of Default or Default, and with respect to any Facility A Loan, Guarantor Default or Guarantor Event of Default, or with respect to a Facility B Conversion, Company Default or Company Event of Default, shall exist or shall result from such Borrowing or Facility B Conversion.
           (d) Acquisitions. As to any Loan, which would cause the outstanding principal amount of the Loans to exceed $80,000,000, the PCC Acquisition shall have occurred.

Each Notice of Borrowing submitted by the Company hereunder shall constitute a representation and warranty by the Company hereunder, as of the date of each such notice and as of each Borrowing Date, that the conditions in Section 4.2 are satisfied.

     4.3 Conditions to Facility B Conversion. The obligation of each Bank to convert any Facility A Loan to a Facility B Loan is subject to the satisfaction of the following conditions precedent on the relevant Facility Conversion Date:

           (a) Senior Debt to EBITDA Ratio. The Senior Debt to EBITDA Ratio of the Company and its Subsidiaries as of the last prior quarter shall not be greater than 3.25 to 1.0.

           (b) Total Debt to Capital Ratio. The Total Debt to Capital Ratio, giving effect to the proposed Facility B Loans, shall not be greater than the following percentages during the following periods:


 Percentage                  Periods
 58%                         date hereof through August 14, 1998
 53%                         August 15, 1998 through August 14, 2000
 48%                         August 15, 2000 and thereafter


           (c) Certificate. A certificate signed by Responsible Officer of the Company, dated as of the date of the proposed Facility B Loan, stating that the conditions set forth in the clauses (a) and (b) have been met.



                                    ARTICLE V

                         REPRESENTATIONS AND WARRANTIES

     The Guarantor and the Company represent and warrant to each Agent and each Bank that:

    5.1   Corporate   Existence  and  Power.  The  Guarantor  and  each  of  its
Subsidiaries:

    1. (a) is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation;

           (b) has the power and authority and all governmental licenses, authorizations, consents and approvals to own its assets, carry on its business and to execute, deliver, and perform its obligations under the Loan Documents;

           (c) is duly qualified as a foreign corporation and is licensed and in good standing under the laws of each jurisdiction where its ownership, lease or operation of property or the conduct of its business requires such qualification or license; and

           (d) is in compliance with all Requirements of Law; except, in each case referred to in clause (c) or clause (d), to the extent that the failure to do so could not reasonably be expected to have a Material Adverse Effect.

     5.2 Corporate Authorization; No Contravention. The execution, delivery and performance by the Guarantor and its Subsidiaries of this Agreement and each other Loan Document to which such Person is party, have been duly authorized by all necessary corporate action, and do not and will not:

          (a)   contravene  the  terms  of any  of  that  Person's  Organization
Documents;

           (b) conflict with or result in any breach or contravention of, or the creation of any Lien under, any document evidencing any Contractual Obligation to which such Person is a party or any order, injunction, writ or decree of any Governmental Authority to which such Person or its property is subject; or

           (c)   violate any Requirement of Law.

     5.3 Governmental Authorization. No approval, consent, exemption, authorization, or other action by, or notice to, or filing with, any
Governmental Authority is necessary or required in connection with the execution, delivery or performance by, or enforcement against, the Guarantor or any of its Subsidiaries of the Agreement or any other Loan Document, except filings made prior to the date hereof and other filings which will be made as required by law.

     5.4 Binding Effect. This Agreement and each other Loan Document to which the Guarantor or the Company is a party constitute the legal, valid and binding obligations of the Guarantor and the Company, enforceable against such Person in accordance with their respective terms, except as enforceability may be limited by applicable bankruptcy, insolvency, or similar laws affecting the enforcement of creditors' rights generally or by equitable principles relating to enforceability.

     5.5 Litigation. Except as specifically disclosed in Schedule 5.5, there are no actions, suits, proceedings, claims or disputes pending, or to the best knowledge of the Guarantor, threatened or contemplated, at law, in equity, in arbitration or before any Governmental Authority, against the Guarantor or the Company or its Subsidiaries or any of their respective properties which:

           (a) purport to affect or pertain to this Agreement or any other Loan Document, or any of the transactions contemplated hereby or thereby; or

           (b) as to which there exists a substantial likelihood of an adverse determination, which determination would reasonably be expected to have a Material Adverse Effect. No injunction, writ, temporary restraining order or any order of any nature has been issued by any court or other Governmental Authority purporting to enjoin or restrain the execution, delivery or performance of this Agreement or any other Loan Document, or directing that the transactions provided for herein or therein not be consummated as herein or therein provided.

     5.6 Contractual Obligation. As of the Closing Date, neither the Guarantor nor any Subsidiary is in default under or with respect to any Contractual Obligation in any respect which, individually or together with all such defaults, could reasonably be expected to have a Material Adverse Effect.

     5.7 ERISA Compliance. Except as specifically disclosed in Schedule 5.7:

           (a) Each Plan is in compliance in all material respects with the applicable provisions of ERISA, the Code and other federal or state law. The Guarantor and each ERISA Affiliate has made all required contributions to any Plan subject to Section 412 of the Code, and no application for a funding waiver or an extension of any amortization period pursuant to Section 412 of the Code has been made with respect to any Plan.

           (b) There are no pending or, to the best knowledge of Guarantor, threatened claims, actions or lawsuits, or action by any Governmental Authority, with respect to any Plan which has resulted or could reasonably be expected to result in a Material Adverse Effect. There has been no prohibited transaction or violation of the fiduciary responsibility rules with respect to any Plan which has resulted or could reasonably be expected to result in a Material Adverse Effect.

           (c) (i) No ERISA Event has occurred or is reasonably expected to occur; (ii) no Pension Plan has any Unfunded Pension Liability; (iii) neither the Guarantor nor any ERISA Affiliate has incurred, or reasonably expects to incur, any liability under Title IV of ERISA with respect to any Pension Plan (other than premiums due and not delinquent under Section 4007 of ERISA); (iv) neither the Guarantor nor any ERISA Affiliate has incurred, or reasonably expects to incur, any liability (and no event has occurred which, with the giving of notice under Section 4219 of ERISA, would result in such liability) under Section 4201 or 4243 of ERISA with respect to a Multiemployer Plan; and
(v) neither the Guarantor nor any ERISA Affiliate has engaged in a transaction that could be subject to Section 4069 or 4212(c) of ERISA.

     5.8 Use of Proceeds; Margin Regulations. The proceeds of the Loans are to be used solely for the purposes set forth in and permitted by Section 6.12 and
Section 7.6. Neither the Guarantor nor any Subsidiary is generally engaged in the business of purchasing or selling Margin Stock or extending credit for the purpose of purchasing or carrying Margin Stock.

     5.9 Title to Properties. The Guarantor and each Subsidiary have good record and marketable title in fee simple to, or valid leasehold interests in, all real property necessary or used in the ordinary conduct of their respective businesses, except for such defects in title as could not, individually or in the aggregate, have a Material Adverse Effect. As of the Closing Date, the property of the Guarantor and its Subsidiaries is subject to no Liens, other than Permitted Liens.

     5.10 Taxes. The Guarantor and its Subsidiaries have filed all Federal and other material tax returns and reports required to be filed, and have paid all Federal and other material taxes, assessments, fees and other governmental charges levied or imposed upon them or their properties, income or assets otherwise due and payable, except those which are being contested in good faith by appropriate proceedings and for which adequate reserves have been provided in accordance with GAAP. There is no proposed tax assessment against the Guarantor or any Subsidiary that would, if made, have a Material Adverse Effect.

     5.11 Financial Condition. (a) The statutory financial statements of the Guarantor and its Primary Insurance Subsidiaries dated December 31, 1996, and the statutory statements of the Guarantor and its Primary Insurance Subsidiaries dated March 31, 1997, and the related statements of income or operations, shareholders' equity and cash flows for the fiscal periods ended on those dates:

                 (i) were prepared in accordance with SAP consistently applied throughout the period covered thereby, except as otherwise expressly noted therein, subject in the case of the March 31, 1997 statements to ordinary, good faith year end audit adjustments;

                 (ii) fairly present the financial condition of the Guarantor and its Primary Insurance Subsidiaries as of the date thereof and results of operations for the period covered thereby; and

                 (iii) except as specifically disclosed in Schedule 5.11, show all material indebtedness and other liabilities, direct or contingent, of the Guarantor and its Primary Insurance Subsidiaries as of the date thereof, including liabilities for taxes, material commitments and Contingent Obligations.

           (b) The audited consolidated financial statements of the Company and its Subsidiaries dated December 31, 1996, and the unaudited consolidated statements of the Company and its Subsidiaries dated March 31, 1997 and the related consolidated statements of income or operations, shareholders' equity and cash flows for the fiscal periods ended on those dates:

                 (i) were prepared in accordance with GAAP consistently applied throughout the period covered thereby, except as otherwise expressly noted therein, subject in the case of the March 31, 1997 statements to ordinary, good faith year end audit adjustments;

                 (ii) fairly present the financial condition of the Company and its Subsidiaries as of the date thereof and results of operations for the period covered thereby; and

                 (iii) except as specifically disclosed in Schedule 5.11, show all material indebtedness and other liabilities, direct or contingent, of the Company and its consolidated Subsidiaries as of the date thereof, including liabilities for taxes, material commitments and Contingent Obligations.

           (c) Since  December  31,  1996,  there has been no  Material  Adverse
Effect.

     5.12 Environmental Matters. The Guarantor conducts in the ordinary course of business a review of the effect of existing Environmental Laws and existing Environmental Claims on its business, operations and properties, and as a result thereof the Guarantor has reasonably concluded to the best of its knowledge that, except as specifically disclosed in Schedule 5.12, such Environmental Laws and Environmental Claims could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect.

     5.13 Regulated Entities. The Company is not subject to regulation under the Public Utility Holding Company Act of 1935, the Federal Power Act, the Interstate Commerce Act, any state public utilities code, or any other Federal or state statute or regulation limiting its ability to incur Indebtedness. No filings, approvals or consents are required under the Investment Company Act of 1940 for the enforceability of this Agreement or any other Loan Document.

     5.14 No Burdensome Restrictions. Neither the Guarantor nor any Subsidiary is a party to or bound by any Contractual Obligation, or subject to any restriction in any Organization Document, or any Requirement of Law, which could reasonably be expected to have a Material Adverse Effect.

     5.15 Copyrights, Patents, Trademarks and Licenses, etc. The Guarantor or its Subsidiaries own or are licensed or otherwise have the right to use all of the patents, trademarks, service marks, trade names, copyrights, contractual franchises, authorizations and other rights that are reasonably necessary for the operation of their respective businesses, without conflict with the rights of any other Person. To the best knowledge of the Guarantor, no slogan or other advertising device, product, process, method, substance, part or other material now employed, or now contemplated to be employed, by the Guarantor or any Subsidiary infringes upon any rights held by any other Person. Except as specifically disclosed in Schedule 5.5, no claim or litigation regarding any of the foregoing is pending or threatened, and no patent, invention, device, application, principle or any statute, law, rule, regulation, standard or code is pending or, to the knowledge of the Guarantor, proposed, which, in either case, could reasonably be expected to have a Material Adverse Effect.

     5.16   Subsidiaries.   As  of  the  Closing  Date,  the  Guarantor  has  no
Subsidiaries  other than those  specifically  disclosed  in part (a) of Schedule
5.16 hereto and the Company has no equity investments in any other corporation or entity other than those specifically disclosed in part (b) of Schedule 5.16.

     5.17 Insurance. Except as specifically disclosed in Schedule 5.17, the properties of the Guarantor and its Subsidiaries are insured with financially sound and reputable insurance companies not Affiliates of the Guarantor, in such amounts, with such deductibles and covering such risks as are customarily carried by companies engaged in similar businesses and owning similar properties in localities where the Guarantor or such Subsidiary operates.

     5.18 Full Disclosure. None of the representations or warranties made by the Guarantor or any Subsidiary in the Loan Documents as of the date such representations and warranties are made or deemed made, and none of the statements contained in any exhibit, report, statement or certificate furnished by or on behalf of the Guarantor or any Subsidiary in connection with the Loan Documents (including the offering and disclosure materials delivered by or on behalf of the Guarantor to the Banks prior to the Closing Date), contains any untrue statement of a material fact or omits any material fact required to be stated therein or necessary to make the statements made therein, in light of the circumstances under which they are made, not misleading as of the time when made or delivered; provided, that, to the extent the representations and warranties set forth in this Section 5.18 relate to Seneca or PCC, they shall be made to the best of the knowledge of the Guarantor and the Company after due inquiry.

     5.19 PCC Acquisition Agreement. The representations and warranties of the Company and, to the best of the knowledge of the Company after due inquiry, the seller contained in the PCC Acquisition Agreement (a true and correct copy of which PCC Acquisition Agreement, together with all schedules and exhibits thereto, has been delivered to the Banks), are true and correct in all respects which, upon consummation of the PCC Acquisition, could have a Material Adverse Effect. As of the date of the PCC Acquisition, (i) the Company shall have taken all necessary corporate actions to authorize the PCC Acquisition; and (ii) no representation made by the Company or, to the best of the knowledge of the Company after due inquiry, the seller under such PCC Acquisition Agreement in any notices or filings with the shareholders of the Company or such seller, with the SEC or any applicable state securities commissions or with any governmental authority including, without limitation, any representations concerning any agreement with, or financing provided by, the Banks, contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements made therein, in light of the circumstances under which they are made, not misleading as of the time when made or delivered.

     5.20 Seneca Acquisition Agreement. The representations and warranties of the Company and, to the best of the knowledge of the Company after due inquiry, the seller contained in the Seneca Acquisition Agreement (a true and correct copy of which Seneca Acquisition Agreement, together with all schedules and exhibits thereto, has been delivered to the Seneca), are true and correct in all respects which, upon consummation of the Seneca Acquisition, could have a Material Adverse Effect. As of the date of the Seneca Acquisition, (i) the Company shall have taken all necessary corporate actions to authorize the Seneca Acquisition; and (ii) no representation made by the Company or, to the best of the knowledge of the Company after due inquiry, the seller under said Seneca Acquisition Agreement in any notices or filings with the shareholders of the Company or such seller, with the SEC or any applicable state securities commissions or with any governmental authority including, without limitation, any representations concerning any agreement with, or financing provided by, the Banks, contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements made therein, in light of the circumstances under which they are made, not misleading as of the time when made or delivered.


                                   ARTICLE VI

                              AFFIRMATIVE COVENANTS

     So long as any Bank shall have any Commitment hereunder, or any Loan or other Obligation shall remain unpaid or unsatisfied, unless the Majority Banks waive compliance in writing:

     6.1 Financial Statements. The Guarantor shall deliver to the Agent, in form and detail satisfactory to the Administrative Agent and the Majority Banks, with sufficient copies for each Bank:

           (a) as soon as available, but not later than 120 days after the end of each fiscal year, a copy of the audited consolidated balance sheet of the Company and its Subsidiaries as at the end of such year and the related consolidated statements of income or operations, shareholders' equity and cash flows for such year, setting forth in each case in comparative form the figures for the previous fiscal year, and accompanied by the opinion of Price Waterhouse LLP or another nationally-recognized independent public accounting firm ("Independent Auditor") which report shall state that such consolidated financial statements present fairly the financial position for the periods indicated in conformity with GAAP applied on a basis consistent with prior years. Such opinion shall not be qualified or limited because of a restricted or limited examination by the Independent Auditor of any material portion of the Company's or any Subsidiary's records;

           (b) as soon as available, but not later than 60 days after the end of each of the first three fiscal quarters of each fiscal year, a copy of the unaudited consolidated balance sheet of the Company and its Subsidiaries as of the end of such quarter and the related consolidated statements of income, shareholders' equity and cash flows for the period commencing on the first day and ending on the last day of such quarter, and certified by a Responsible Officer of the Company as fairly presenting, in accordance with GAAP (subject to ordinary, good faith year-end audit adjustments), the financial position and the results of operations of the Company and the Subsidiaries;

           (c) as soon as available, but not later than 120 days after the end of each fiscal year, a copy of the Annual Statement of the Guarantor for such fiscal year prepared in accordance with SAP and accompanied by the certification of the chief executive a Responsible Officer of the Guarantor that such Annual Statement presents fairly in accordance with SAP the financial position of the Guarantor for the period then ended;

           (d) as soon as possible, but no later than 60 days after the end of each of the first three fiscal quarters of each fiscal year, a copy of the quarterly statement of the Guarantor for each such fiscal quarter, all prepared in accordance with GAAP and accompanied by the certification of a Responsible Officer of the Guarantor that all such quarterly statements present fairly in accordance with GAAP the financial position of the Guarantor for the period then ended;

           (e) as soon as available, a copy of the Guarantor's "Statement of Actuarial Opinion" which is provided to the Department (or equivalent information should the Department no longer require such a statement) as to the adequacy of loss reserves of the Guarantor, which opinion shall be in the format prescribed by the Insurance Code;

           (f) as soon as available, a copy of the Management Discussion and Analysis filed with the Department with respect to any of the foregoing financial statements and such other information; and

           (g) within 90 days after each fiscal year, projections of the Company's financial performance on an annual basis for the next fiscal year, prepared by the Company's management.

     6.2 Certificates; Other Information. The Company shall furnish to the Administrative Agent, with sufficient copies for each Bank:

           (a) concurrently with the delivery of the financial statements referred to in subsections 6.1(a) and (b), a Compliance Certificate executed by a Responsible Officer of the Company;

           (b) promptly, copies of all financial statements and reports that the Guarantor or the Company sends to its policyholders or shareholders, and copies of all financial statements and regular, periodical or special reports that the Guarantor or any Subsidiary may make to, or file with, the SEC;

           (c) promptly, upon a change in the Guarantor's Claims Paying Rating, written notice of such change by a Responsible Officer; and

           (d) promptly, such additional information regarding the business, financial or corporate affairs of the Guarantor or any Subsidiary as the Administrative Agent, at the request of any Bank, may from time to time reasonably request.

     6.3 Notices. The Company and the Guarantor shall promptly notify the Administrative Agent and each Bank:

           (a)   of any change in a Rating;

           (b) of the occurrence of any Default, Event of Default, Guarantor Default, Guarantor Event of Default, Company Default or Company Event of Default and of the occurrence or existence of any event or circumstance that foreseeably will become a Default, Event of Default, Guarantor Default, Guarantor Event of Default; Company Default or Company Event of Default;

           (c) of any matter that has resulted or may result in a Material Adverse Effect, including (i) breach or non-performance of, or any default under, a Contractual Obligation of the Guarantor or any Subsidiary; (ii) any dispute, litigation, investigation, proceeding or suspension between the
Guarantor or any Subsidiary and any Governmental Authority; or (iii) the commencement of, or any material development in, any litigation or proceeding affecting the Guarantor or any Subsidiary; including pursuant to any applicable Environmental Laws;

           (d) of the occurrence of any of the following events affecting the Guarantor or any ERISA Affiliate (but in no event more than 10 days after such event), and deliver to the Administrative Agent and each Bank a copy of any notice with respect to such event that is filed with a Governmental Authority and any notice delivered by a Governmental Authority to the Guarantor or any ERISA Affiliate with respect to such event:

                 (i)   an ERISA Event;

                (ii) a material increase in the Unfunded Pension Liability of any Pension Plan;

                 (iii) the adoption of, or the commencement of contributions to, any Plan subject to Section 412 of the Code by the Company or any ERISA Affiliate; or

                 (iv) the adoption of any amendment to a Plan subject to Section 412 of the Code, if such amendment results; in a material increase in contributions or Unfunded Pension Liability;

           (e) of any material change in accounting policies or financial reporting practices by the Guarantor or any of its Primary Subsidiaries; and

           (f) of any proposed Acquisition by the Company or any of its Subsidiaries, the total consideration for which shall exceed $10,000,000, together with pro forma financial statements giving effect to such Acquisition but subject to the requirements of any applicable confidentiality agreement.

           Each notice under this Section shall be accompanied by a written statement by a Responsible Officer of the Company setting forth details of the occurrence referred to therein, and stating what action the Company or any affected Subsidiary proposes to take with respect thereto and at what time. Each notice under subsection 6.3(b) shall describe with particularity any and all clauses or provisions of this Agreement or other Loan Document that have been (or foreseeably will be) breached or violated.

     6.4 Preservation of Corporate Existence, Etc. The Guarantor and the Company shall, and shall cause each of their respective Subsidiaries to:

           (a) preserve and maintain in full force and effect its corporate existence and good standing under the laws of its state or jurisdiction of incorporation;

           (b) preserve and maintain in full force and effect all governmental rights, privileges, qualifications, permits, licenses and franchises necessary or desirable in the normal conduct of its business;

          (c) use reasonable efforts, in the ordinary course of business, to preserve its business organization and goodwill; and

           (d) preserve or renew all of its registered patents, trademarks, trade names and service marks, the non-preservation of which could reasonably be expected to have a Material Adverse Effect.

     6.5 Maintenance of Property. The Guarantor and the Company shall maintain, and shall cause each of their respective Subsidiaries to maintain, and preserve all its property which is used or useful in its business in good working order and condition, ordinary wear and tear excepted.

     6.6 Insurance. The Guarantor and the Company shall maintain, and shall cause each of their respective Subsidiaries to maintain, with financially sound and reputable independent insurers, insurance with respect to its properties and business against loss or damage of the kinds customarily insured against by Persons engaged in the same or similar business, of such types and in such amounts as are customarily carried under similar circumstances by such other Persons.

     6.7 Payment of Obligations. The Guarantor and the Company shall, and shall cause each of their respective Subsidiaries to, pay and discharge as the same shall become due and payable, all their respective obligations and liabilities, including:

           (a) all tax liabilities, assessments and governmental charges or levies upon it or its properties or assets, unless the same are being contested in good faith by appropriate proceedings and adequate reserves in accordance with GAAP are being maintained by the Guarantor, the Company or such Subsidiary;

          (b) all lawful claims which, if unpaid, would by law become a Lien upon its property; and

           (c) all indebtedness, as and when due and payable, but subject to any subordination provisions contained in any instrument or agreement evidencing such Indebtedness.

     6.8 Compliance with Laws. The Guarantor and the Company shall comply, and shall cause each of their respective Subsidiaries to comply, in all material respects with all Requirements of Law of any Governmental Authority having jurisdiction over it or its business (including the Federal Fair Labor Standards
Act), except such as may be contested in good faith or as to which a bona fide dispute may exist.

     6.9 Compliance with ERISA. The Company shall, and shall cause each of its ERISA Affiliates to: (a) maintain each Plan in compliance in all material respects with the applicable provisions of ERISA, the Code and other federal or state law; (b) cause each Plan which is qualified under Section 401(a) of the Code to maintain such qualification; and (c) make all required contributions to any Plan subject to Section 412 of the Code.

     6.10 Inspection of Property and Books and Records The Guarantor and the Company shall maintain, and shall cause each of their respective Subsidiaries to maintain, proper books of record and account, in which full, true and correct entries in conformity with GAAP or SAP, as applicable, consistently applied shall be made of all financial transactions and matters involving the assets and business of the Guarantor, the Company and such Subsidiary. The Guarantor and the Company shall permit, and shall cause each of their respective Subsidiaries to permit, representatives and independent contractors of the Agent or any Bank to visit and inspect any of their respective properties, to examine their respective corporate, financial and operating records, and make copies thereof or abstracts therefrom, and to discuss their respective affairs, finances and accounts with their respective directors, officers, and independent public accountants, all at the expense of the Guarantor and the Company and at such reasonable times during normal business hours and as often as may be reasonably desired, upon reasonable advance notice to the Company; provided, however, when an Event of Default, Guarantor Event of Default or Company Event of Default exists the Agent or any Bank may do any of the foregoing during normal business hours and without advance notice.

     6.11 Environmental Laws. The Guarantor and the Company shall, and shall cause each of their respective Subsidiaries to, conduct its operations and keep and maintain its property in compliance with all Environmental Laws.

     6.12 Use of Proceeds. The Company shall use the proceeds of the Loans for working capital purposes including the acquisition of PCC, Seneca and certain of its Affiliates and other Acquisitions not in contravention of any Requirement of Law or of any Loan Document; provided, however, that such proceeds shall not be used for any Acquisition, if the board of directors of the entity to be acquired shall not have approved such Acquisition.

     6.13 Holding Agreement. The Guarantor agrees that on or before March 31, 1998, it will cause the obligations under the Term Credit Agreement extended to PM Holdings, Inc. and guaranteed by the Guarantor, dated November 15, 1995 to be paid in full and such agreement to be terminated.

                                   ARTICLE VII

                               NEGATIVE COVENANTS

     So long as any Bank shall have any Commitment hereunder, or any Loan or other Obligation shall remain unpaid or unsatisfied, unless the Majority Banks waive compliance in writing:

     7.1 Limitation on Liens. The Guarantor shall not, and shall not suffer or permit any Subsidiary to, directly or indirectly, make, create, incur, assume or suffer to exist any Lien upon or with respect to any part of its property, whether now owned or hereafter acquired, other than the following ("Permitted Liens"):

           (a) any Lien existing on property of the Guarantor or any Subsidiary on the Closing Date and set forth in Schedule 7.1 securing Indebtedness outstanding on such date;

           (b)   any Lien created under any Loan Document;

           (c) Liens for taxes, fees, assessments or other governmental charges which are not delinquent or remain payable without penalty, or to the extent that non-payment thereof is permitted by Section 6.7, provided that no notice of lien has been filed or recorded under the Code;

           (d)   Liens on 12b-1 Assets which have been sold;

           (e) carriers', warehousemen's, mechanics', landlords', materialmen's, repairmen's or other similar Liens arising in the ordinary course of business which are not delinquent or remain payable without penalty;

           (f) Liens (other than any Lien imposed by ERISA) consisting of pledges or deposits required in the ordinary course of business in connection with workers' compensation, unemployment insurance and other social security legislation;

           (g) Liens consisting of judgment or judicial attachment liens, provided that the enforcement of such Liens is effectively stayed and all such liens in the aggregate at any time outstanding for the Guarantor and its Subsidiaries do not exceed $10,000,000;

           (h) easements, rights-of-way, restrictions and other similar encumbrances incurred in the ordinary course of business which, in the aggregate, are not substantial in amount, and which do not in any case materially detract from the value of the property subject thereto or interfere with the ordinary conduct of the businesses of the Guarantor and its Subsidiaries;

           (i) Liens arising solely by virtue of any statutory or common law provision relating to banker's liens, securities intermediary's liens, rights of set-off or similar rights and remedies as to deposit accounts, securities accounts or other funds maintained with a creditor depository institution; provided that (i) such deposit account is not a dedicated cash collateral account and is not subject to restrictions against access by the Guarantor in excess of those set forth by regulations promulgated by the FRB, and (ii) such deposit account or securities account is not intended by the Guarantor or any Subsidiary to provide collateral to the depository institution providing such account;

           (j) Liens on real property and related assets of the Guarantor granted to any home loan bank, provided that the aggregate amount of Indebtedness secured by all such Liens, when taken together with the aggregate amount of Indebtedness secured by Liens permitted by clause (k) of this Section
7.1 shall not exceed $100,000,000 at any one time outstanding; and

           (k)  additional   Liens  securing   Indebtedness  not  in  excess  of
$10,000,000 at any time outstanding.

    7.2 Mergers, Consolidations and Sales of Assets. The Guarantor will not, and will not permit any Primary Subsidiary to

          (a) consolidate with or be a party to a merger with any other Person or

           (b) sell, lease or otherwise dispose of any substantial part of its Properties, provided that the foregoing shall not apply to or operate to prevent (i) reinsurance and similar risk sharing arrangements entered into in the ordinary course of business, (ii) sales or other dispositions of assets acquired in satisfaction of obligations owing the Guarantor or a Primary Subsidiary, (iii) mergers of a Primary Subsidiary with and into the Guarantor and other mergers not involving the Guarantor, or (iv) the sale of all or any substantial part of the assets of, or of the equity interests held by the Guarantor in, any Primary Subsidiary so long as in the case of each of the matters described in clauses (i) through (iv) above, no Default, Event of Default, Company Default, Company Event of Default, Guarantor Default or Guarantor Event of Default shall have occurred and be continuing or would occur as a result thereof. The foregoing to the contrary notwithstanding, the Guarantor will not in any event sell, transfer or otherwise dispose of capital stock of the Borrower or permit the merger of the Borrower into any other Person other than the Guarantor if after giving effect thereto the Borrower would no longer be a Subsidiary of the Guarantor or would not be the survivor of the merger in question.

     7.3 Loans and Investments. The Guarantor shall not purchase or acquire, or suffer or permit any Subsidiary to purchase or acquire, or make any commitment therefor, any capital stock, equity interest, or any obligations or other securities of, or any interest in, any Person, or make or commit to make any Acquisitions, or make or commit to make any advance, loan, extension of credit or capital contribution to or any other investment in, any Person including any Affiliate of the Company, except for:

           (a)   investments in cash equivalents;

          (b) investments by the Guarantor in compliance with all applicable regulatory requirements;

          (c) investments by the Company in the ordinary course of business consistent with past practices; and

           (d) Acquisitions, so long as (i) the acquired entity is in the similar or related business as the Guarantor and its Subsidiaries and (ii) after giving effect to the Acquisition, (A) no Default, Event of Default, Company Default, Company Event of Default, Guarantor Default or Guarantor Event or Default shall have occurred and be continuing and (B) the Guarantor and the Company would be in compliance with all financial covenants hereof, calculated on a pro forma basis at the time of the Acquisition and as if the Acquisition had taken place at the beginning of the four fiscal quarter period ending as of the last fiscal quarter end, with the Guarantor providing a certificate with respect thereto.

     7.4 Limitation on Indebtedness. The Company shall not, and shall not suffer or permit any Subsidiary to, create, incur, assume, suffer to exist, or otherwise become or remain directly or indirectly liable with respect to, any Indebtedness, except:

           (a)   Indebtedness available pursuant to this Agreement;

          (b) Indebtedness consisting of Contingent Obligations permitted pursuant to Section 7.7;

          (c)   Indebtedness  existing  on the  Closing  Date  and set  forth in
Schedule 7.4; and

           (d) Indebtedness of the Company and its Subsidiaries in an amount at any time outstanding not in excess of (i) $20,000,000 or (ii) $30,000,000 when added to the Contingent Obligations permitted pursuant to Section 7.7(c).

     7.5 Transactions with Affiliates. The Guarantor shall not, and shall not suffer or permit any Subsidiary to, enter into any transaction with any Affiliate of the Guarantor, except upon fair and reasonable terms no less favorable to the Guarantor or such Subsidiary than would obtain in a comparable arm's-length transaction with a Person not an Affiliate of the Guarantor or such Subsidiary.

     7.6 Use of Proceeds. The Company shall not, and shall not suffer or permit any Subsidiary to, use any portion of the Loan proceeds, directly or indirectly,
(i) to purchase or carry Margin Stock, (ii) to repay or otherwise refinance indebtedness of the Company or others incurred to purchase or carry Margin Stock, (iii) to extend credit for the purpose of purchasing or carrying any Margin Stock, or (iv) to acquire any security in any transaction that is subject to Section 13 or 14 of the Exchange Act.

     7.7 Contingent Obligations. The Company shall not, and shall not suffer or permit any Subsidiary to, create, incur, assume or suffer to exist any Contingent Obligations except:

          (a) endorsements for collection or deposit in the ordinary course of business;

           (b) Contingent Obligations of the Company and its Subsidiaries existing as of the Closing Date and listed in Schedule 7.7;

           (c) other Contingent  Obligations in aggregate  amounts not to exceed
(i) $15,000,000 or (ii) $30,000,000 when added to the Indebtedness permitted pursuant to Section 7.4(d),at any time outstanding; and

           (d)   Guarantees of Indebtedness of Subsidiaries.

     7.8 Joint Ventures. The Company shall not enter into or permit any Subsidiary to enter into, any Joint Venture involving an investment by it in excess of $10,000,000 for all Joint Ventures after the date hereof except Joint Ventures with its Affiliates.

     7.9 Lease Obligations. The Guarantor shall not, and shall not suffer or permit any Subsidiary to, create or suffer to exist not in excess of any obligations for the payment of rent for any property under lease or agreement to lease, except for:

          (a)   operating   leases   entered  into  by  the   Guarantor  or  any
Subsidiary in the ordinary course of business; and

          (b) capital leases entered into by the Guarantor or any Subsidiary to finance the acquisition of equipment;

     7.10 Restricted Payments. The Guarantor shall not, and shall not suffer or permit any Subsidiary to, declare or make any dividend payment or other distribution of assets, properties, cash, rights, obligations or securities to its policy holders or shareholders, except that:

          (a) the Guarantor and its Insurance Subsidiaries may pay policy holder dividends;

          (b) the Company may make dividends and distributions, payable solely in common stock;

           (c) the Company may in any fiscal quarter pay cash dividends and repurchase stock not in excess of its income (not including any gain from the sale of capital stock of Beutel Goodman and Company Ltd.) in such fiscal quarter, so long as after giving effect thereto, no Default, Event of Default, Company Default, Company Event of Default, Guarantor Default or Guarantor Event of Default shall have occurred and be continuing; and

           (d) Any Subsidiary of the Guarantor (other than the Company) may pay in any fiscal quarter cash dividends, so long as after giving effect thereto, no Default, Event of Default, Company Default, Company Event of Default, Guarantor Default or Guarantor Event of Default shall have occurred and be continuing.

     7.11 ERISA. The Guarantor shall not, and shall not suffer or permit any of its ERISA Affiliates to: (a) engage in a prohibited transaction or violation of the fiduciary responsibility rules with respect to any Plan which has resulted or could reasonably be expected to result in liability of the Company in an aggregate amount in excess of $5,000,000 or (b) engage in a transaction that could be subject to Section 4069 or 4212(c) of ERISA.

     7.12 Change in Business. The Guarantor shall not, and shall not suffer or permit any Subsidiary to, engage in any material line of business substantially different from those lines of business carried on by the Guarantor and its Subsidiaries on the date hereof.

     7.13 Accounting Changes. The Guarantor shall not, and shall not suffer or permit any Subsidiary to, make any significant change in accounting treatment or reporting practices, except as required by GAAP or SAP, or change the fiscal year of the Guarantor or of any Subsidiary.

     7.14 Pari Passu. The Guarantor shall cause the Obligations to rank at least pari passu with all other senior unsecured Indebtedness of the Guarantor. The Company shall cause the Obligations to rank at least pari passu with all other senior unsecured Indebtedness of the Company.

     7.15 Phoenix. The Company shall retain the word "Phoenix" in its name.

     7.16 Subordinated Debt and Preferred Stock. The Company shall not make any payments, or set aside funds to make payments, on preferred stock or any Subordinated Debt into which preferred stock is converted; except that the Company may make regularly scheduled interest and dividend payments thereon so long as after giving effect thereto, no Default, Event of Default, Company Default, Company Event of Default, Guarantor Default or Guarantor Event of Default shall have occurred and be continuing.

     7.17 Capital Expenditures. The Company and its Subsidiaries shall not make any capital expenditures in excess of $15,000,000 in any fiscal year.


                                  ARTICLE VIII

                         GUARANTOR'S FINANCIAL COVENANTS

     So long as any Bank shall have any Commitments hereunder, or any Loan or other Obligations shall remain unpaid or unsatisfied, unless the Majority Banks waive compliance in writing:

     8.1 Guarantor's Minimum Total SAP Adjusted Capital. The Guarantor shall maintain a Total SAP Adjusted Capital of not less than $825,000,000 plus 50% of net income (if greater than zero) for each fiscal quarter ending on or after September 30, 1997.

     8.2 Invested Assets. The Guarantor shall not permit Invested Assets of the Guarantor and its Primary Insurance Subsidiaries consisting of notes, bonds and other obligations classified as bonds which bear NAIC Ratings from three to six, both inclusive, to exceed 5.5% of Net Invested Assets.

     8.3 NAIC Ratings. The Guarantor shall not permit the portion of the Invested Assets of the Guarantor and its Primary Insurance Subsidiaries consisting of notes, bonds and other obligations classified as bonds which bear NAIC Ratings from five to six to exceed 13% of Total SAP Adjusted Capital.

     8.4 Real Estate. The Guarantor shall not permit the portion of the Invested Assets of the Guarantor and its Primary Insurance Subsidiaries in real estate, real estate acquired in satisfaction of indebtedness (exclusive of such investments of either category occupied by the Guarantor or its Primary Insurance Subsidiaries for use in their business) plus mortgage loans on real estate to exceed 32% of Net Invested Assets.

     8.5 Risk Based Capital. The Guarantor shall maintain a minimum Risk-Based Capital Ratio of not less than 1.75 to 1.0.

     8.6 Non-Performing Real Estate. The Guarantor shall not permit the book value of the investment of the Guarantor and its Primary Insurance Subsidiaries in non-performing real estate under SAP, prior to any reserves or write-offs with respect thereto, to exceed 30% of Total SAP Adjusted Capital.

     8.7   Indebtedness   to  Capital.   The  Guarantor  shall  not  permit  the
consolidated Indebtedness of the Guarantor and its Subsidiaries to exceed 75% of Total SAP Adjusted Capital.


                                   ARTICLE IX

                          COMPANY'S FINANCIAL COVENANTS

     So long as any Bank shall have any Commitments hereunder, or any Loan or other Obligation shall remain unpaid or unsatisfied, unless the Majority Banks waive compliance in writing:

     9.1 Shareholders' Equity. The Company shall maintain a minimum Shareholders' Equity (excluding any preferred shares) of $165,000,000 plus 50% of net income (if greater than zero) for each quarter ending on or after September 30, 1997.

     9.2 EBITDA to Interest Ratio. The Company shall maintain a ratio of EBITDA to Interest Expense as at the end of any fiscal quarter for the four fiscal quarters then ending of not less than 4.0 to 1.0.

     9.3 Total Debt to Capital Ratio. The Company shall maintain a Total Debt to Capital Ratio of not in excess of the following percentages at any time during the following periods:

     Percentage        Periods

     60%                     Date hereof through August 14, 1998

     55%                     August 14, 1998 through August 15, 2000

     50%                     August 15, 2000 and thereafter


     9.4 Senior Debt to EBITDA Ratio. The Company shall maintain a ratio of Senior Debt to EBITDA Ratio of not in excess of the following amounts during the following periods:

     Amount                  Period

     3.5 to 1                Date hereof through August 14,1999

     3.0 to 1                August 15, 1999 through August 14, 2000

     2.5 to 1                August 15, 2000 through August 14, 2001

     2.0 to 1                August 15, 2001 and thereafter

                                    ARTICLE X

                                    GUARANTY

     10.1 Guaranty. The Guarantor hereby unconditionally and irrevocably guarantees the full and punctual payment (whether at stated maturity, upon acceleration or otherwise) of the principal of and interest on each Facility A
Note issued by the Company pursuant to this Agreement, and the full and punctual payment of all other Obligations of the Company under this Agreement except with respect to principal and interest on the Facility B Loans. Upon failure by the Company to pay punctually any such amount, the Guarantor shall forthwith on demand pay the amount not so paid at the place and in the manner specified in this Agreement. In addition (and without limiting the foregoing), upon any Facility A Loan being declared or otherwise becoming immediately due and payable pursuant to Sections 11.2 or 12.2, the Guarantor shall forthwith on demand pay all amounts payable under such Facility A Loan at the place and in the manner specified in this Agreement.

     10.2 Guaranty  Unconditional.  The  obligations of the Guarantor under this
Article X shall be unconditional and absolute and, without limiting the generality of the foregoing, shall not be released, discharged or otherwise affected by:

           (a) any extension, renewal, settlement, compromise, waiver or release in respect of any obligation of the Company under this Agreement or any Note, by operation of law or otherwise;

          (b)   any   modification   or  amendment  of  or  supplement  to  this
     Agreement or any Note;

           (c) any release, impairment, non-perfection or invalidity of any direct or indirect security for any obligation of the Company under this Agreement or any Note;

           (d) any change in the corporate existence, structure or ownership of the Company or any insolvency, bankruptcy, reorganization or other similar proceeding affecting the Company or its assets or any resulting release or discharge of any obligation of the Company contained in this Agreement or any Note;

           (e) the existence of any claim, set-off or other right which the Guarantor may have at any time against the Company, the Administrative Agent, any Bank or any other Person, whether in connection herewith or any unrelated transaction, provided that nothing herein shall prevent the assertion of any such claim by separate suit or compulsory counterclaim;

           (f) any invalidity or unenforceability relating to or against the Company for any reason of this Agreement or any Note, or any provision of applicable law or regulation purporting to prohibit the payment by the Company of the principal of or interest on any Note or any other amount payable by the Company under this Agreement; or

           (g) any other act or omission to act or delay of any kind by the Company, the Administrative Agent, any Lender or any other Person or any other circumstance whatsoever which might, but for the provisions of this paragraph, constitute a legal or equitable discharge of the Company or the Guarantor obligations as guarantor hereunder.

     10.3 Discharge only upon Payment in Full; Reinstatement in Certain Circumstances. The Guarantor's obligations as guarantor hereunder shall remain in full force and effect until the Commitments shall have terminated and all Obligations (except as to principal and interest with respect to the Facility B Loans) shall have been paid in full in money. If at any time any payment of principal, interest or any other amount payable by the Company under this Agreement or any Note is rescinded or must be otherwise restored or returned upon the insolvency, bankruptcy or reorganization of the Company or otherwise, the Guarantor's obligations hereunder with respect to such payment shall be reinstated as though such payment had been due but not made at such time.

     10.4 Waiver by the Guarantor. The Guarantor irrevocably waives acceptance hereof, presentment, demand, protest and any notice not provided for herein, as well as any requirement that at any time any action be taken by any Person against the Company or any other Person.

     10.5 Subrogation. Notwithstanding any payment made by or for the account of the Guarantor pursuant to this Article X, the Guarantor shall not be subrogated to any right of the Administrative Agent or any Bank until such time as the Administrative Agent and the Banks shall have received final payment in cash of the full amount of all Obligations.

     10.6 Stay of Acceleration. If acceleration of the time for payment of any amount payable by the Company under this Agreement or any Note is stayed upon the insolvency, bankruptcy or reorganization of the Company, all such amounts otherwise subject to acceleration under the terms of this Agreement shall nonetheless be payable by the Guarantor hereunder forthwith on demand by the Administrative Agent made at the request of the Majority Banks.

                                   ARTICLE XI

                                EVENTS OF DEFAULT

     11.1 Event of Default. Any of the following shall constitute an "Event of Default":

           (a) Non-Payment. The Company fails to pay, (i) when and as required to be paid herein, any amount of principal of any Loan, or (ii) within five days after the same becomes due, any interest, fee or any other amount payable hereunder or under any other Loan Document; or

           (b) Representation or Warranty. Any representation or warranty by the Guarantor or any Subsidiary made or deemed made herein, in any other Loan Document, or which is contained in any certificate, document or financial or other statement by the Guarantor, any Subsidiary, or any Responsible Officer of the Guarantor or any Subsidiary, furnished at any time under this Agreement, or in or under any other Loan Document, is incorrect in any material respect on or as of the date made or deemed made; or

           (c) Specific Defaults. The Guarantor or the Company, as applicable, fails to perform or observe any term, covenant or agreement contained in any of
Section 6.1, 6.2, 6.3 or 6.9 or in Article VII hereof; or

           (d) Other Defaults. The Guarantor or the Company fails to perform or observe any other term or covenant contained in this Agreement or any other Loan Document (other than under Articles VIII and IX hereof), and such default shall continue unremedied for a period of 20 days after the date upon which written notice thereof is given to the Guarantor by the Administrative Agent or any Bank; or

           (e) Cross-Default. The Guarantor or any Subsidiary (i) fails to make any payment in respect of any Indebtedness or Contingent Obligation having an aggregate principal amount (including undrawn committed or available amounts and including amounts owing to all creditors under any combined or syndicated credit arrangement) of more than $10,000,000 with respect to the Guarantor, or $5,000,000 with respect to the Company or any other Subsidiary of the Guarantor, when due (whether by scheduled maturity, required prepayment, acceleration, demand, or otherwise); or (ii) fails to perform or observe any other condition or covenant, or any other event shall occur or condition exist, under any agreement or instrument relating to any such Indebtedness or Contingent Obligation, if the effect of such failure, event or condition is to cause, or to permit the holder or holders of such Indebtedness or beneficiary or beneficiaries of such Indebtedness (or a trustee or agent on behalf of such holder or holders or beneficiary or beneficiaries) to cause such Indebtedness to be declared to be due and payable prior to its stated maturity, or such Contingent Obligation to become payable or cash collateral in respect thereof to be demanded; or

           (f) Insolvency; Voluntary Proceedings. The Guarantor or any Subsidiary (i) ceases or fails to be solvent, or generally fails to pay, or admits in writing its inability to pay, its debts as they become due, subject to applicable grace periods, if any, whether at stated maturity or otherwise; (ii) voluntarily ceases to conduct its business in the ordinary course; (iii) commences any Insolvency Proceeding with respect to itself or its property; or
(iv) takes any action to effectuate or authorize any of the foregoing; or

           (g) Involuntary Proceedings. (i) Any involuntary Insolvency Proceeding is commenced or filed against the Guarantor or any Subsidiary or its property, or any writ, judgment, warrant of attachment, execution or similar process, is issued or levied against a substantial part of the Guarantor's or any Subsidiary's properties, and any such proceeding or petition shall not be dismissed, or such writ, judgment, warrant of attachment, execution or similar process shall not be released, vacated or fully bonded within 60 days after commencement, filing or levy; (ii) the Guarantor or any Subsidiary admits the material allegations of a petition against it in any Insolvency Proceeding, or an order for relief (or similar order under non-U.S. law) is ordered in any Insolvency Proceeding; or (iii) the Guarantor or any Subsidiary acquiesces in the appointment of a receiver, trustee, custodian, conservator, liquidator, mortgagee in possession (or agent therefor), or other similar Person for itself or a substantial portion of its property or business; or

           (h) ERISA. (i) An ERISA Event shall occur with respect to a Pension Plan or Multi employer Plan which has resulted or could reasonably be expected to result in liability of the Guarantor under Title IV of ERISA to the Pension Plan, Multi employer Plan or the PBGC; (ii) there exists an Unfunded Pension Liability; or (iii) the Company or any ERISA Affiliate shall fail to pay when due, after the expiration of any applicable grace period, any installment payment with respect to its withdrawal liability under Section 4201 of ERISA under a Multi employer Plan; or

           (i) Monetary Judgments. One or more non-interlocutory judgments, non-interlocutory orders, decrees or arbitration awards is entered against the Guarantor or any Subsidiary involving in the aggregate a liability (to the extent not covered by independent third-party insurance as to which the insurer does not dispute coverage) as to any single or related series of transactions, incidents or conditions, of $10,000,000 or more, and the same shall remain unsatisfied, unvacated and unstayed pending appeal for a period of 10 days after the entry thereof; or

           (j) Non-Monetary Judgments. Any non-monetary judgment, order or decree is entered against the Guarantor or any Subsidiary which does or would reasonably be expected to have a Material Adverse Effect, and there shall be any period of 10 consecutive days during which a stay of enforcement of such judgment or order, by reason of a pending appeal or otherwise, shall not be in effect; or

           (k)   Change of Control.  There occurs any Change of Control; or

           (l) Loss of Licenses. Any other Governmental Authority revokes or fails to renew any material license, permit or franchise of the Guarantor or any Subsidiary, or the Guarantor or any Subsidiary for any reason loses any material license, permit or franchise, or the Guarantor or any Subsidiary suffers the imposition of any restraining order, escrow, suspension or impound of funds in connection with any proceeding (judicial or administrative) with respect to any material license, permit or franchise].

     11.2 Remedies. If any Event of Default occurs, the Administrative Agent shall, at the request of, or may, with the consent of, the Majority Banks,

           (a) declare the commitment of each Bank to make Loans to be terminated, whereupon such commitments shall be terminated;

           (b) declare the unpaid principal amount of all outstanding Loans, all interest accrued and unpaid thereon, and all other amounts owing or payable hereunder or under any other Loan Document to be immediately due and payable, without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived by the Company; and

           (c) exercise on behalf of itself and the Banks all rights and remedies available to it and the Banks under the Loan Documents or applicable law; provided, however, that upon the occurrence of any event specified in subsection (f) or (g) of Section 11.1 (in the case of clause (i) of subsection
(g) upon the expiration of the 60-day period mentioned therein), the obligation of each Bank to make Loans shall automatically terminate and the unpaid principal amount of all outstanding Loans and all interest and other amounts as aforesaid shall automatically become due and payable without further act of the Administrative Agent or any Bank.

     11.3 Rights Not Exclusive. The rights provided for in this Agreement and the other Loan Documents are cumulative and are not exclusive of any other rights, powers, privileges or remedies provided by law or in equity, or under any other instrument, document or agreement now existing or hereafter arising.

                                   ARTICLE XII

                           GUARANTOR EVENTS OF DEFAULT

     12.1 Event of Default. If the Guarantor fails to perform or observe any term, covenant or agreement contained in any of Sections 8.1 through 8.7 it shall constitute a "Guarantor Event of Default".

     12.2 Remedies. If any Guarantor Event of Default occurs, the Administrative Agent shall, at the request of, or may, with the consent of, the Majority Banks,

           (a) declare the commitment of each Bank to make Facility A Loans and Facility B Conversions to be terminated, whereupon such commitments shall be terminated;

           (b) declare the unpaid principal amount of all outstanding Facility A Loans, all interest accrued and unpaid thereon, and all other amounts owing or payable hereunder or under any other Loan Document to be immediately due and payable, without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived by the Company; and

           (c) exercise on behalf of itself and the Banks all rights and remedies available to it and the Banks under the Loan Documents or applicable law.

                                  ARTICLE XIII

                            COMPANY EVENTS OF DEFAULT

     13.1 Event of Default. If the Company fails to perform or observe any term, covenant or agreement contained in any of Sections 9.1 through 9.4 and the Company shall fail to deliver a Notice of Facility A Conversion co-signed by the Guarantor pursuant to Section 2.6 or shall fail to deliver a guarantee of the Guarantor of the obligations with respect to Facility B hereunder, together with such certified resolutions, incumbency certificates and opinions of counsel as the Administrative Agent may require, within 10 days after the date upon which written notice thereof is given to the Company by the Administrative Agent or any Bank, it shall constitute a "Company Event of Default".

     13.2 Remedies. If any Company Event of Default occurs, the Administrative Agent shall, at the request of, or may, with the consent of, the Majority Banks,

           (a)  declare  the   commitment  of  each  Bank  to  make  Facility  B
Conversions to be terminated, whereupon such commitments shall be terminated;

           (b) declare the unpaid principal amount of all outstanding Facility B Loans, all interest accrued and unpaid thereon, and all other amounts owing or payable hereunder or under any other Loan Document (other than amounts owing or payable solely with respect to outstanding Facility A Loans) to be immediately due and payable, without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived by the Company; and

           (c) exercise on behalf of itself and the Banks all rights and remedies available to it and the Banks under the Loan Documents or applicable law.


                                   ARTICLE XIV

                            THE ADMINISTRATIVE AGENT

     14.1 Appointment. Each Bank hereby irrevocably designates and appoints BNY as the Administrative Agent of such Bank under the Loan Documents and each Bank hereby irrevocably authorizes the Administrative Agent to take such action on its behalf under the provisions of the Loan Documents and to exercise such powers and perform such duties as are expressly delegated to the Administrative Agent by the terms of the Loan Documents, together with such powers as are reasonably incidental thereto. The duties of the Administrative Agent shall be mechanical and administrative in nature, and, notwithstanding any provision to the contrary elsewhere in any Loan Document, the Administrative Agent shall not have any duties or responsibilities other than those expressly set forth therein, or any fiduciary relationship with, or fiduciary duty to, any Bank, and no implied covenants, functions, responsibilities, duties, obligations or liabilities shall be read into the Loan Documents or otherwise exist against the Administrative Agent.

     14.2 Delegation of Duties. The Administrative Agent may execute any of its duties under the Loan Documents by or through agents or attorneys-in-fact and shall be entitled to rely upon, and shall be fully protected in, and shall not be under any liability for, relying upon, the advice of counsel concerning all matters pertaining to such duties.

     14.3 Exculpatory Provisions. Neither the Administrative Agent nor any of its officers, directors, employees, agents, attorneys-in-fact or affiliates shall be (i) liable for any action lawfully taken or omitted to be taken by it or such Person under or in connection with the Loan Documents (except the Administrative Agent for its own gross negligence or willful misconduct), or
(ii) responsible in any manner to any of the Banks for any recitals, statements, representations or warranties made by the Company or the Guarantor or any officer thereof contained in the Loan Documents or in any certificate, report, statement or other document referred to or provided for in, or received by the Administrative Agent under or in connection with, the Loan Documents or for the value, validity, effectiveness, genuineness, perfection, enforceability or sufficiency of any of the Loan Documents or for any failure of the Company or the Guarantor or any other Person to perform its obligations thereunder. The Administrative Agent shall not be under any obligation to any Bank to ascertain or to inquire as to the observance or performance of any of the agreements contained in, or conditions of, the Loan Documents, or to inspect the property, books or records of the Company or the Guarantor. The Banks acknowledge that the Administrative Agent shall not be under any duty to take any discretionary action permitted under the Loan Documents unless the Administrative Agent shall be instructed in writing to do so by the Majority Banks and such instructions shall be binding on the Banks and all holders of the Notes; provided, however, that the Administrative Agent shall not be required to take any action which exposes the Administrative Agent to personal liability or its contrary to law or any provision of the Loan Documents. The Administrative Agent shall not be under any liability or responsibility whatsoever, as Administrative Agent, to the Company or the Guarantor or any other Person as a consequence of any failure or delay in performance, or any breach, by any Bank of any of its obligations under any of the Loan Documents.

     14.4 Reliance by Administrative Agent. The Administrative Agent shall be entitled to rely, and shall be fully protected in relying, upon any writing, resolution, notice, consent, certificate, affidavit, opinion, letter, cablegram, telegram, telecopy, telex or teletype message, statement, order or other document or conversation believed by it to be genuine and correct and to have been signed, sent or made by a proper Person or Persons and upon advice and statements of legal counsel (including, without limitation, counsel to the Company or the Guarantor), independent accountants and other experts selected by the Administrative Agent. The Administrative Agent may treat each Bank, or the Person designated in the last notice filed with it under this Section, as the holder of all of the interests of such Bank, in its Loans and Notes, until written notice of transfer, signed by such Bank (or the Person designated in the last notice filed with the Administrative Agent) and by the Person designated in such written notice of transfer, in form and substance satisfactory to the Administrative Agent, shall have been filed with the Administrative Agent. The Administrative Agent shall not be under any duty to examine or pass upon the validity, effectiveness, enforceability or genuineness of the Loan Documents or any instrument, document or communication furnished pursuant thereto or in connection therewith, and the Administrative Agent shall be entitled to assume that the same are valid, effective and genuine, have been signed or sent by the proper parties and are what they purport to be. The Administrative Agent shall be fully justified in failing or refusing to take any action under the Loan Documents unless it shall first receive such advice or concurrence of the Majority Banks as it deems appropriate. The Administrative Agent shall in all cases be fully protected in acting, or in refraining from acting, under the Loan Documents in accordance with a request or direction of the Majority Banks, and such request or direction and any action taken or failure to act pursuant thereto shall be binding upon all the Banks and all future holders of the Notes.

     14.5 Notice of Default. The Administrative Agent shall not be deemed to have knowledge or notice of the occurrence of any Default, Event of Default, Company Default, Company Event of Default, Guarantor Default or Guarantor Event of Default unless the Administrative Agent has received written notice thereof from a Bank, the Company or the Guarantor. In the event that the Administrative Agent receives such a notice, the Administrative Agent shall promptly give notice thereof to the Banks, the Company or the Guarantor. The Administrative Agent shall take such action with respect to such Default, Event of Default, Company Default, Guarantor Default or Guarantor Event of Default as shall be directed by the Majority Banks, provided, however, that unless and until the Administrative Agent shall have received such directions, the Administrative Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default, Event of Default, Company Default, Company Event of Default, Guarantor Default or Guarantor Event of Default as it shall deem to be in the best interests of the Banks.

     14.6  Non-Reliance  on  Administrative  Agent  and Other  Banks.  Each Bank
expressly acknowledges that neither the Administrative Agent nor any of its respective officers, directors, employees, agents, attorneys-in-fact or affiliates has made any representations or warranties to it and that no act by the Administrative Agent hereinafter, including any review of the affairs of the Company or the Guarantor, shall be deemed to constitute any representation or warranty by the Administrative Agent to any Bank. Each Bank represents to the Administrative Agent that it has, independently and without reliance upon the Administrative Agent or any Bank, and based on such documents and information as it has deemed appropriate made its own evaluation of and investigation into the business, operations, property, financial and other condition and creditworthiness of the Company the Guarantor and made its own decision to enter into this Agreement. Each Bank also represents that it will, independently and without reliance upon the Administrative Agent or any Bank, and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit analysis, evaluations and decisions in taking or not taking action under any Loan Document, and to make such investigation as it deems necessary to inform itself as to the business, operations, property, financial and other condition and creditworthiness of the Company or the Guarantor. Except for notices, reports and other documents expressly required to be furnished to the Banks by the Administrative Agent hereunder, the Administrative Agent shall not have any duty or responsibility to provide the Bank with any credit or other information concerning the business, operations, property, financial and other condition or creditworthiness of the Company or the Guarantor which at any time may come into the possession of the Administrative Agent or any of its officers, directors, employees, agents, attorneys-in-fact or affiliates.

     14.7 Indemnification. Each Bank agrees to indemnify and hold harmless the Administrative Agent in its capacity as such (to the extent not promptly reimbursed by the Company or the Guarantor and without limiting the obligation of the Company or the Guarantor to do so), pro rata according to the aggregate of the outstanding principal balance of the Loans (or at any time when no Loans are outstanding, according to its Pro Rata Share), from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind whatsoever including, without limitation, any amounts paid to the Banks (through the Administrative Agent) by the Company or the Guarantor pursuant to the terms of the Loan Documents, that are subsequently rescinded or avoided, or must otherwise be restored or returned) which may at any time (including, without limitation, at any time following the payment of the Loans or the Notes) be imposed on, incurred by or asserted against the Administrative Agent in any way relating to or arising out of the Loan Documents or any other documents contemplated by or referred to therein or the transactions contemplated thereby or any action taken or omitted to be taken by the Administrative Agent under or in connection with any of the foregoing; provided, however, that no Bank shall be liable for the payment of any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements to the extent resulting solely from the finally adjudicated gross negligence or willful misconduct of the Administrative Agent. Without limitation of the foregoing, each Bank agrees to reimburse the Administrative Agent promptly upon demand for its pro rata share of any unpaid fees owing to the Administrative Agent, and any costs and expenses (including, without limitation, reasonable fees and expenses of counsel) payable by the Company or the Guarantor under Section 15.4, to the extent that the Administrative Agent has not been paid such fees or has not been reimbursed for such costs and expenses, by the Company or the Guarantor. The failure of any Bank to reimburse the Administrative Agent promptly upon demand for its pro rata share of any amount required to be paid by the Banks to the Administrative Agent as provided in this Section shall not relieve any other Bank of its obligation hereunder to reimburse the Administrative Agent for its pro rata share of such amount, but no Bank shall be responsible for the failure of other Bank to reimburse the Administrative Agent for such other Bank's pro rata share of such amount. If after having been indemnified or reimbursed by the Banks as provided by this Section, the Administrative Agent shall have received payment from the obligor in respect of the obligation or liability for which it received such indemnification or reimbursement from the Banks, the Administrative Agent shall disburse to the Banks an amount equal to the amount of the payment so received on a pro rata basis. The agreements in this Section shall survive the termination of the Commitments of all of the Banks, and the payment of all amounts payable under the Loan Documents.

     14.8 Administrative Agent in Its Individual Capacity. BNY and its affiliates may make secured or unsecured loans to, accept deposits from, issue letters of credit for the account of, act as trustee under indentures of, and generally engage in any kind of business with, the Company or the Guarantor as though BNY were not an Agent hereunder and BNY Capital Markets did not arrange the transactions contemplated hereby. With respect to the Commitments made or renewed by BNY and the Note issued to BNY, BNY shall have the same rights and powers under the Loan Documents as any Bank and may exercise the same as though it were not the Administrative Agent, and the terms "Bank" and "Banks" shall in each case include BNY.

     14.9 Successor Agent. If at any time the Administrative Agent deems it advisable, in its sole discretion, it may submit to the Banks a written notice of its resignation as Agent under the Loan Documents, such resignation to be effective upon the earlier of (i) the written acceptance of the duties of the Administrative Agent under the Loan Documents by a successor Agent and (ii) on the 30th day after the date of such notice. Upon any such resignation, the Majority Banks shall have the right to appoint from among the Banks a successor Agent. If no successor Agent shall have been so appointed by the Majority Banks and accepted such appointment in writing within 30 days after the retiring Administrative Agent's giving of notice of resignation, then the retiring Administrative Agent may, on behalf of the Bank, appoint a successor Administrative Agent, which successor Administrative Agent shall be a commercial bank organized under the laws of the United States or any State thereof and having a combined capital, surplus, and undivided profits of at least $100,000,000. Upon the acceptance of any appointment as Administrative Agent hereunder by a successor Administrative Agent, such successor Administrative Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Administrative Agent, and the retiring Administrative Agent's rights, powers, privileges and duties as Administrative Agent under the Loan Documents shall be terminated. The Company, the Guarantor and the Banks shall execute such documents as shall be necessary to effect such appointment. After any retiring Administrative Agent's resignation as Administrative Agent, the provisions of the Loan Documents shall inure to its benefit as to any actions taken or omitted to be taken by it, and any amounts owing to it, while it was Administrative Agent under the Loan Documents. If at any time there shall not be a duly appointed and acting Administrative Agent, the Company and the Guarantor agree to make each payment due under the Loan Documents directly to the Banks entitled thereto during such time.

     14.10 Syndication and Documentation Agent. None of the Banks identified on the facing page or signature pages of this Agreement as a "syndication and documentation agent" shall have any right, power, obligation, liability, responsibility or duty under this Agreement other than those applicable to all Banks as such. Without limiting the foregoing, none of the Banks so identified as a "co-agent" or "lead manager" shall have or be deemed to have any fiduciary relationship with any Bank. Each Bank acknowledges that it has not relied, and will not rely, on any of the Banks so identified in deciding to enter into this Agreement or in taking or not taking action hereunder.

                                   ARTICLE XV

                                  MISCELLANEOUS

     15.1 Amendments and Waivers. No amendment or waiver of any provision of this Agreement or any other Loan Document, and no consent with respect to any departure by the Guarantor or any applicable Subsidiary therefrom, shall be effective unless the same shall be in writing and signed by the Majority Banks (or by the Administrative Agent at the written request of the Majority Banks) and the Company and acknowledged by the Administrative Agent, and then any such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, however, that no such waiver, amendment, or consent shall, unless in writing and signed by all the Banks, the Company and the Guarantor and acknowledged by the Administrative Agent, do any of the following:

           (a) increase or extend the Commitment of any Bank (or reinstate any Commitment terminated pursuant to Sections 11.2,12.2 or 13.2);

           (b) postpone or delay any date fixed by this Agreement or any other Loan Document for any payment of principal, interest, fees or other amounts due to the Banks (or any of them) hereunder or under any other Loan Document;

           (c) reduce the principal of, or the rate of interest specified herein on any Loan, or (subject to clause (ii) below) any fees or other amounts payable hereunder or under any other Loan Document;

           (d) change the percentage of the Facility A Commitments or of the aggregate unpaid principal amount of the Loans which is required for the Banks or any of them to take any action hereunder; or

           (e) amend this Section, or Section 2.16, or any provision herein providing for consent or other action by all Banks;

           (f) amend or terminate any guaranty including the guaranty pursuant to Article X; and, provided further, that no amendment, waiver or consent shall, unless in writing and signed by the Administrative Agent in addition to the Majority Banks or all the Banks, as the case may be, affect the rights or duties of the Administrative Agent under this Agreement or any other Loan Document.

     15.2 Notices. (a) All notices, requests and other communications shall be in writing (including, unless the context expressly otherwise provides, by facsimile transmission, provided that any matter transmitted by the Company or the Guarantor by facsimile (i) shall be immediately confirmed by a telephone call to the recipient at the number specified on Schedule 15.2, and (ii) shall be followed promptly by delivery of a hard copy original thereof) and mailed, faxed or delivered, to the address or facsimile number specified for notices on
Schedule 15.2; or, as directed to the Guarantor, the Company or the Administrative Agent, to such other address as shall be designated by such party in a written notice to the other parties, and as directed to any other party, at such other address as shall be designated by such party in a written notice to the Guarantor, the Company and the Administrative Agent.

           (b) All such notices, requests and communications shall, when transmitted by overnight delivery, or faxed, be effective when delivered for overnight (next-day) delivery, or transmitted in legible form by facsimile machine, respectively, or if mailed, upon the third Business Day after the date deposited into the U.S. mail, or if delivered, upon delivery; except that notices pursuant to Article II or XIV shall not be effective until actually received by the Administrative Agent.

           (c) Any agreement of the Administrative Agent and the Banks herein to receive certain notices by telephone or facsimile is solely for the convenience and at the request of the Company. The Administrative Agent and the Banks shall be entitled to rely on the authority of any Person purporting to be a Person authorized by the Company to give such notice and the Administrative Agent and the Banks shall not have any liability to the Company or other Person on account of any action taken or not taken by the Administrative Agent or the Banks in reliance upon such telephonic or facsimile notice. The obligation of the Company to repay the Loans shall not be affected in any way or to any extent by any failure by the Administrative Agent and the Banks to receive written confirmation of any telephonic or facsimile notice or the receipt by the Administrative Agent and the Banks of a confirmation which is at variance with the terms understood by the Administrative Agent and the Banks to be contained in the telephonic or facsimile notice.

     15.3 No Waiver; Cumulative Remedies. No failure to exercise and no delay in exercising, on the part of the Administrative Agent or any Bank, any right, remedy, power or privilege hereunder, shall operate as a waiver thereof; nor shall any single or partial exercise of any right, remedy, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, remedy, power or privilege.

     15.4 Costs and Expenses. The Guarantor and the Company, jointly and severally shall:

           (a) whether or not the transactions contemplated hereby are consummated, pay or reimburse BofA within five Business Days after demand (subject to subsection 4.1(a)(v)) for all costs and expenses incurred by BofA in connection with the development, preparation, delivery, administration and execution of, and any amendment, supplement, waiver or modification to (in each case, whether or not consummated), this Agreement, any Loan Document and any other documents prepared in connection herewith or therewith, and the consummation of the transactions contemplated hereby and thereby, including reasonable Attorney Costs incurred by BofA with respect thereto; and

           (b) pay or reimburse each Agent, each Arranger and each Bank within five Business Days after demand (subject to subsection 4.1(a)(v)) for all costs and expenses (including reasonable Attorney Costs) incurred by them in connection with the enforcement, attempted enforcement, or preservation of any rights or remedies under this Agreement or any other Loan Document during the existence of an Event of Default, Guarantor Event of Default (or in the case of the Company, a Company Event of Default) or after acceleration of the Loans (including in connection with any "workout" or restructuring regarding the Loans, and including in any Insolvency Proceeding or appellate proceeding).

     15.5 Indemnity. Whether or not the transactions contemplated hereby are consummated, the Guarantor and the Company, jointly and severally, shall indemnify and hold the Agent-Related Persons, and each Bank and each of its respective officers, directors, employees, counsel, agents and attorneys-in-fact (each, an "Indemnified Person") harmless from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, charges, expenses and disbursements (including Attorney Costs) of any kind or nature whatsoever which may at any time (including at any time following repayment of the Loans and the termination, resignation or replacement of the Agent or replacement of any Bank) be imposed on, incurred by or asserted against any such Person in any way relating to or arising out of this Agreement or any document contemplated by or referred to herein, or the transactions contemplated hereby, or any action taken or omitted by any such Person under or in connection with any of the foregoing, including with respect to any investigation, litigation or proceeding (including any Insolvency Proceeding or appellate proceeding) related to or arising out of this Agreement or the Loans or the use of the proceeds thereof, whether or not any Indemnified Person is a party thereto (all the foregoing, collectively, the "Indemnified Liabilities"); provided, that the Guarantor and the Company shall have no obligation hereunder to any Indemnified Person with respect to Indemnified Liabilities resulting solely from the gross negligence or willful misconduct of such Indemnified Person; and provided, further, that the Indemnified Persons shall, at the Company's request, only use one counsel among them unless any such Indemnified Person determines in its sole discretion that its interests may differ from any other Indemnified Person. The agreements in this Section shall survive payment of all other Obligations.

     15.6 Payments Set Aside. To the extent that the Company or the Guarantor makes a payment to the Administrative Agent or the Banks, or the Administrative Agent or the Banks exercise their right of set-off, and such payment or the proceeds of such set-off or any part thereof are subsequently invalidated, declared to be fraudulent or preferential, set aside or required (including pursuant to any settlement entered into by the Administrative Agent or such Bank in its discretion) to be repaid to a trustee, receiver or any other party, in connection with any Insolvency Proceeding or otherwise, then (a) to the extent of such recovery the obligation or part thereof originally intended to be satisfied shall be revived and continued in full force and effect as if such payment had not been made or such set-off had not occurred, and (b) each Bank severally agrees to pay to the Administrative Agent upon demand its pro rata share of any amount so recovered from or repaid by the Administrative Agent.

     15.7 Successors and Assigns. The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, except that the Guarantor and the Company may not assign or transfer any of its rights or obligations under this Agreement without the prior written consent of the Administrative Agent and each Bank.

     15.8 Assignments, Participations, etc. (a) Any Bank may, with the written consent of the Company at all times other than during the existence of an Event of Default, Guarantor Event of Default or Company Event of Default and the Administrative Agent, which consents shall not be unreasonably withheld, at any time assign and delegate to one or more Eligible Assignees (provided that no written consent of the Company or the Administrative Agent shall be required in connection with any assignment and delegation by a Bank to an Eligible Assignee that is an Affiliate of such Bank) (each an "Assignee") all, or any ratable part of all, of the Loans, the Commitments and the other rights and obligations of such Bank hereunder, in a minimum amount such that the Assignee after giving effect to such assignment shall hold at least $10,000,000 of the Commitments (or if less the aggregate amount of the Commitments of the Bank so assigning); provided, however, that the Company and the Administrative Agent may continue to deal solely and directly with such Bank in connection with the interest so assigned to an Assignee until (i) written notice of such assignment, together with payment instructions, addresses and related information with respect to the Assignee, shall have been given to the Company and the Administrative Agent by such Bank and the Assignee; (ii) such Bank and its Assignee shall have delivered to the Company and the Administrative Agent an Assignment and Acceptance in the form of Exhibit E ("Assignment and Acceptance") together with any Note or Notes subject to such assignment, (iii) the assignor Bank or Assignee has paid to the Agent a processing fee in the amount of $3,000 and (iv) any assignment shall be pro rata between Facility A and Facility B.

           (b) From and after the date that the Administrative Agent notifies the assignor Bank that it has received (and provided its consent with respect to) an executed Assignment and Acceptance and payment of the above-referenced processing fee, (i) the Assignee thereunder shall be a party hereto and, to the extent that rights and obligations hereunder have been assigned to it pursuant to such Assignment and Acceptance, shall have the rights and obligations of a Bank under the Loan Documents, and (ii) the assignor Bank shall, to the extent that rights and obligations hereunder and under the other Loan Documents have been assigned by it pursuant to such Assignment and Acceptance, relinquish its rights and be released from its obligations under the Loan Documents.

           (c) Within five Business Days after its receipt of notice by the Administrative Agent that it has received an executed Assignment and Acceptance and payment of the processing fee, (and provided that it consents to such assignment in accordance with subsection 15.8(a)), the Company shall execute and deliver to the Administrative Agent, new Notes evidencing such Assignee's assigned Loans and Commitment and, if the assignor Bank has retained a portion of its Loans and its Commitment, replacement Notes in the principal amount of the Loans retained by the assignor Bank (such Notes to be in exchange for, but not in payment of, the Notes held by such Bank). Immediately upon each Assignee's making its processing fee payment under the Assignment and Acceptance, this Agreement shall be deemed to be amended to the extent, but only to the extent, necessary to reflect the addition of the Assignee and the resulting adjustment of the Commitments arising therefrom. The Commitment allocated to each Assignee shall reduce such Commitments of the assigning Bank pro tanto.

           (d) Any Bank may at any time sell to one or more commercial banks or other Persons not Affiliates of the Company (a "Participant") participating interests in any Loans, the Commitment of that Bank and the other interests of that Bank (the "originating Bank") hereunder and under the other Loan Documents; provided, however, that (i) the originating Bank's obligations under this Agreement shall remain unchanged, (ii) the originating Bank shall remain solely responsible for the performance of such obligations, (iii) the Company and the Agent shall continue to deal solely and directly with the originating Bank in connection with the originating Bank's rights and obligations under this Agreement and the other Loan Documents, and (iv) no Bank shall transfer or grant any participating interest under which the Participant has rights to approve any amendment to, or any consent or waiver with respect to, this Agreement or any other Loan Document, except to the extent such amendment, consent or waiver would require unanimous consent of the Banks as described in the first proviso to Section 15.1. In the case of any such participation, the Participant shall be entitled to the benefit of Sections 3.1, 3.3 and 15.5 as though it were also a Bank hereunder, and not have any rights under this Agreement, or any of the other Loan Documents, and all amounts payable by the Company hereunder shall be determined as if such Bank had not sold such participation; except that, if amounts outstanding under this Agreement are due and unpaid, or shall have been declared or shall have become due and payable upon the occurrence of an Event of Default, Guarantor Event of Default or Company Event of Default, each Participant shall be deemed to have the right of set-off in respect of its participating interest in amounts owing under this Agreement to the same extent as if the amount of its participating interest were owing directly to it as a Bank under this Agreement.

           (e) Notwithstanding any other provision in this Agreement, any Bank may at any time create a security interest in, or pledge, all or any portion of its rights under and interest in this Agreement and the Note held by it in favor of any Federal Reserve Bank in accordance with Regulation A of the FRB or U.S. Treasury Regulation 31 CFR ss.203.14, and such Federal Reserve Bank may enforce such pledge or security interest in any manner permitted under applicable law.

     15.9 Confidentiality. Each Bank agrees to take and to cause its Affiliates to take normal and reasonable precautions and exercise due care to maintain the confidentiality of all information identified as "confidential" or "secret" by the Company and provided to it by the Guarantor or any Subsidiary, or by the Agents or the Arrangers on such Guarantor's or Subsidiary's behalf, under this Agreement or any other Loan Document, and neither it nor any of its Affiliates shall use any such information other than in connection with or in enforcement of this Agreement and the other Loan Documents or in connection with other business now or hereafter existing or contemplated with the Guarantor or any Subsidiary; except to the extent such information (i) was or becomes generally available to the public other than as a result of disclosure by the Bank, or
(ii) was or becomes available on a non-confidential basis from a source other than the Guarantor or the Company, provided that such source is not bound by a confidentiality agreement with the Guarantor or the Company known to the Bank; provided, however, that any Bank may disclose such information (A) at the request or pursuant to any requirement of any Governmental Authority to which the Bank is subject or in connection with an examination of such Bank by any such authority; (B) pursuant to subpoena or other court process; (C) when required to do so in accordance with the provisions of any applicable Requirement of Law; (D) to the extent reasonably required in connection with any litigation or proceeding to which the Administrative Agent, any Bank or their respective Affiliates may be party; (E) to the extent reasonably required in connection with the exercise of any remedy hereunder or under any other Loan Document; (F) to such Bank's independent auditors and other professional advisors; (G) to any Participant or Assignee, actual or potential, provided that such Person agrees in writing to keep such information confidential to the same extent required of the Banks hereunder; (H) as to any Bank or its Affiliate, as expressly permitted under the terms of any other document or agreement regarding confidentiality to which the Guarantor or any Subsidiary is party or is deemed party with such Bank or such Affiliate; and (I) to its Affiliates.

     15.10 Set-off. In addition to any rights and remedies of the Banks provided by law, if an Event of Default exists or with respect to the Facility A Loans, a Guarantor Event of Default or with respect to the Facility B Loans, a Company Event of Default, or the Loans have been accelerated, each Bank is authorized at any time and from time to time, without prior notice to the Company or the Guarantor, any such notice being waived by the Company and the Guarantor to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held by, and other indebtedness at any time owing by, such Bank to or for the credit or the account of the Company or the Guarantor against any and all Obligations owing to such Bank by the Company or the Guarantor, as applicable, now or hereafter existing, irrespective of whether or not the Administrative Agent or such Bank shall have made demand under this Agreement or any Loan Document and although such Obligations may be contingent or unmatured. Each Bank agrees promptly to notify the Company and the Administrative Agent after any such set-off and application made by such Bank; provided, however, that the failure to give such notice shall not affect the validity of such set-off and application.

     15.11 Automatic Debits of Fees. With respect to any fee, or any other cost or expense (including Attorney Costs) due and payable to the Agents, BNY, BofA or any Arranger under the Loan Documents, the Company hereby irrevocably authorizes BNY and BofA to debit any deposit account of the Company with BNY or BofA in an amount such that the aggregate amount debited from all such deposit accounts does not exceed such fee or other cost or expense. If there are insufficient funds in such deposit accounts to cover the amount of the fee or other cost or expense then due, such debits will be reversed (in whole or in part, in BNY's or BofA's sole discretion) and such amount not debited shall be deemed to be unpaid. No such debit under this Section shall be deemed a set-off.

     15.12 Notification of Addresses, Lending Offices, Etc. Each Bank shall notify the Administrative Agent in writing of any changes in the address to which notices to the Bank should be directed, of addresses of any Lending Office, of payment instructions in respect of all payments to be made to it hereunder and of such other administrative information as the Administrative Agent shall reasonably request.

     15.13 Counterparts. This Agreement may be executed in any number of separate counterparts, each of which, when so executed, shall be deemed an original, and all of said counterparts taken together shall be deemed to constitute but one and the same instrument.

     15.14 Severability. The illegality or unenforceability of any provision of this Agreement or any instrument or agreement required hereunder shall not in any way affect or impair the legality or enforceability of the remaining provisions of this Agreement or any instrument or agreement required hereunder.

     15.15 No Third Parties Benefited. This Agreement is made and entered into for the sole protection and legal benefit of the Guarantor, the Company, the Banks, the Agents and the Agent-Related Persons, and their permitted successors and assigns, and no other Person shall be a direct or indirect legal beneficiary of, or have any direct or indirect cause of action or claim in connection with, this Agreement or any of the other Loan Documents.

     15.16 Governing Law and Jurisdiction. (a) THIS AGREEMENT AND THE NOTES SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAW OF THE STATE OF NEW YORK; PROVIDED THAT THE AGENTS AND THE BANKS SHALL RETAIN ALL RIGHTS ARISING UNDER FEDERAL LAW.

           (b) ANY LEGAL ACTION OR PROCEEDING WITH RESPECT TO THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT MAY BE BROUGHT IN THE COURTS OF THE STATE OF NEW YORK OR OF THE UNITED STATES FOR THE SOUTHERN DISTRICT OF NEW YORK, AND BY EXECUTION AND DELIVERY OF THIS AGREEMENT, EACH OF THE GUARANTOR, THE COMPANY, THE AGENTS AND THE BANKS CONSENTS, FOR ITSELF AND IN RESPECT OF ITS PROPERTY, TO THE NON-EXCLUSIVE JURISDICTION OF THOSE COURTS. EACH OF THE GUARANTOR, THE COMPANY, THE AGENTS AND THE BANKS IRREVOCABLY WAIVES ANY OBJECTION, INCLUDING ANY
OBJECTION TO THE LAYING OF VENUE OR BASED ON THE GROUNDS OF FORUM NON CONVENIENS, WHICH IT MAY NOW OR HEREAFTER HAVE TO THE BRINGING OF ANY ACTION OR PROCEEDING IN SUCH JURISDICTION IN RESPECT OF THIS AGREEMENT OR ANY DOCUMENT RELATED HERETO. THE GUARANTOR, THE COMPANY, THE AGENTS AND THE BANKS EACH WAIVE PERSONAL SERVICE OF ANY SUMMONS, COMPLAINT OR OTHER PROCESS, WHICH MAY BE MADE BY ANY OTHER MEANS PERMITTED BY NEW YORK LAW.

     15.17 Waiver of Jury Trial. THE GUARANTOR, THE COMPANY, THE BANKS AND THE AGENTS EACH WAIVE THEIR RESPECTIVE RIGHTS TO A TRIAL BY JURY OF ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF OR RELATED TO THIS AGREEMENT, THE OTHER LOAN DOCUMENTS, OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY, IN ANY ACTION, PROCEEDING OR OTHER LITIGATION OF ANY TYPE BROUGHT BY ANY OF THE PARTIES AGAINST ANY OTHER PARTY OR ANY AGENT-RELATED PERSON, PARTICIPANT OR ASSIGNEE, WHETHER WITH RESPECT TO CONTRACT CLAIMS, TORT CLAIMS, OR OTHERWISE. THE GUARANTOR, THE COMPANY, THE BANKS AND THE AGENT EACH AGREE THAT ANY SUCH CLAIM OR CAUSE OF ACTION SHALL BE TRIED BY A COURT TRIAL WITHOUT A JURY. WITHOUT LIMITING THE FOREGOING, THE PARTIES FURTHER AGREE THAT THEIR RESPECTIVE RIGHT TO A TRIAL BY JURY IS WAIVED BY OPERATION OF THIS SECTION AS TO ANY ACTION, COUNTERCLAIM OR OTHER PROCEEDING WHICH SEEKS, IN WHOLE OR IN PART, TO CHALLENGE THE VALIDITY OR ENFORCEABILITY OF THIS AGREEMENT OR THE OTHER LOAN DOCUMENTS OR ANY PROVISION HEREOF OR THEREOF. THIS WAIVER SHALL APPLY TO ANY SUBSEQUENT AMENDMENTS, RENEWALS, SUPPLEMENTS OR MODIFICATIONS TO THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS.

     15.18 Entire Agreement. This Agreement, together with the other Loan Documents, embodies the entire agreement and understanding among the Guarantor, the Company, the Banks and the Agents, and supersedes all prior or contemporaneous agreements and understandings of such Persons, verbal or written, relating to the subject matter hereof and thereof.

118289690.9 April 3,1998 14:33C 97375844
                                     S-10
      IN WITNESS WHEREOF, the parties herto have caused this Agreement to be duly executed and delivered by their proper and duly authorized officers as of the day and year first above written.


                                 PHOENIX DUFF & PHELPS CORPORATION

                             By:____________________
                                      William R. Moyer

                                 Title:   ________________
                                          Senior Vice President and
                             Chief Financial Officer

                                 PHOENIX HOME LIFE MUTUAL
                                INSURANCE COMPANY

                             By:____________________
                                      David W. Searfoss

                                 Title:   ________________
                                          Executive Vice President
                                 and Chief Financial Officer

                                 BANK OF AMERICA NATIONAL TRUST
                                 AND SAVINGS ASSOCIATION, as
                              Syndication Agent and
                               Documentation Agent

                             By:____________________
                                      Elizabeth W.F. Bishop

                                 Title:   ________________
                                          Vice President



                                 BANK OF AMERICA NATIONAL TRUST
                                 AND SAVINGS ASSOCIATION, as a
                                 Bank

                             By:____________________
                                      Elizabeth W.F. Bishop

                                 Title:   ________________
                                          Vice President

                                 THE BANK OF NEW YORK, as
                              Administrative Agent

                             By:____________________
                                     Melanie Shorofsky

                                 Title:   ________________
                                          Vice President



                                 THE BANK OF NEW YORK, as
                                 a Bank

                             By:____________________
                                     Melanie Shorofsky

                                 Title:   ________________
                                          Vice President

                                 FLEET NATIONAL BANK, as a Bank
                             By:____________________
                                     Juliana B. Dalton

                                 Title:   ________________
                                          Vice President

                                 BANK OF MONTREAL, as a Bank

                             By:____________________
                                 Charles W. Reed

                                 Title:   ________________
                                          Director

                             SUNTRUST BANK, ATLANTA,
                                 as a Bank

                             By:____________________
                                     Craig W. Farnsworth

                                 Title:   ________________
                                          Vice President and
                                          Manager

                             By:____________________
                                     Maria C. Mamilovich

                                 Title:   ________________
                                          Vice President

                                 STATE STREET BANK AND TRUST
                               COMPANY, as a Bank

                             By:____________________
                                     Edward M. Anderson

                                 Title:   ________________
                                          Vice President

                                 DEUTSCHE BANK AG, NEW YORK AND/OR
                                 CAYMAN ISLANDS BRANCHES, as a Bank

                             By:____________________
                                     Louis Caltavuturo

                                 Title:   ________________
                                          Vice President


                             By:____________________
                                     Gayma Z. Shivnarain

                                 Title:   ________________
                                          Vice President

                                 CREDIT LYONNAIS NEW YORK BRANCH
                                 as a Bank

                             By:____________________
                                 Sebastian Rocco

                                 Title:   ________________
                                          First Vice President

                                  SCHEDULE 2.1



                                   COMMITMENTS
                               AND PRO RATA SHARES


                                     Facility A        Facility B      Pro Rata
                Bank                 Commitments      Commitments        Share

     Bank of America National
     Trust and Savings
     Association                    $ 40,000,000      $ 20,000,000       20.0%

     The Bank of New York           $ 40,000,000      $ 20,000,000       20.0%

     Fleet National Bank            $ 35,000,000      $ 17,500,000       17.5%

     Bank of Montreal               $ 25,000,000      $ 12,500,000       12.5%

     State Street Bank              $ 20,000,000      $ 10,000,000       10.0%
        and Trust Company

     SunTrust Bank, Atlanta         $ 20,000,000      $ 10,000,000       10.0%

     Deutsche Bank AG,
     New York and/or                $ 10,000,000      $  5,000,000        5.0%
     Cayman Islands Branches

     Credit Lyonnais New York
     Branch                         $ 10,000,000      $  5,000,000        5.0%


                TOTAL               $200,000,000      $100,000,000      100.0%

                                  Schedule 5.5


                                   Litigation

                                      NONE

                                  Schedule 5.7


                                      ERISA



                                      NONE

                                  Schedule 5.11


                              Permitted Liabilities


               None, other than as contained in the footnotes to the financial statements referred to in Section 5.11(b).

                                  Schedule 5.12


                              Environmental Matters



                                      NONE

                                  Schedule 5.16


                       Subsidiaries and Minority Interests

      Subsidiaries of Guarantor


      Phoenix Home Life Mutual Insurance Company
            Phoenix Foundation (0%)
            PM Holdings, Inc. (100%)
                Aberdeen Asset Managers PLC (16%)
                American Phoenix Corporation (92%)
                     American Brokerage Corporation of Philadelphia (96.2%) American Phoenix Corporation of Connecticut (71.5%) American Phoenix Corporation of Maryland (100%)
                           Poor, Bowen, Bartlett & Kennedy of PA, Inc. (51%)
                     American Phoenix Corporation of Miami (85%)
                     American Phoenix Corporation of Orlando (80%)
                     American Phoenix Corporation of Western New York (94.5%) American Phoenix Insurance Agency of Georgia, Inc. (100%) American Phoenix Insurance Agency, Inc. (FL) (100%) American Phoenix Insurance Agency, Inc. (NJ) (100%)
                           Giaconia Life Associates, Inc. (100%)
                     Caddell & Byers Insurance Agency, Inc. (80%)
                     Howard Hall Agency, Inc. (100%)
                      Kalvin-Miller Holdings Limited (100%)
                 American Phoenix Corporation of New York (100%)
                   Kalvin-Miller Life Consultants, Inc. (100%)
                                 Kalvin-Miller Consulting Group, Inc. (100%)
                      KAMSAC International, ltd. (100%)
                        Property Owners & Managers Purchasing Group, Inc. (100%)
                    Lees Preston Fairy (Holdings) Ltd. (63%)
                     McDowell Insurance, Inc. (87.4%)
                      Nicholas & Cannon Agency, Inc. (100%)
                     Premium Funding Associates Inc. (100%)
              American Phoenix Life and Reassurance Company (100%)
                     APLAR Services, Ltd. (100%)
                     Phoenix Life and Reassurance Company of New York (100%)
                Financial Administrative Services, Inc. (100%)
                HLI Management Corporation (100%)
                HLI Securities Processing Corporation (100%)
                Investors Advantage Corporation (100%)
                Investors Liquidity Financial, Inc. - dissolved 8/13/93 (100%) PHL Associates, Inc. (100%)
                     PHL Associates Insurance Agency of AL, Inc. (100%)
                     PHL Associates Insurance Agency of MA, Inc. (100%)

                     PHL Associates Insurance Agency of MS, P.C.. (%)
                     PHL Associates Insurance Agency of NM, Inc. (100%)
                     PHL Associates Insurance Agency of OH, Inc. (%)
                     PHL Associates of Texas, Inc. (%)
                     PHL Global Holding Company (100%)
                     Command International Software (49%)
                     PHL Software Services, Ltd. (100%)
                PHL   Variable   Insurance   Company   (100%)   Phoenix-Aberdeen
                International Advisors, LLD (50%) Phoenix Charter Oak Trust Company (100%) Phoenix Duff & Phelps Corporation (60% of voting common stock)
                     CBO Investments Co. (100%)
                     DP Holdings Ltd. (100%)
                     DPCM Holdings, Inc. - Name Change 10/1/96 (100%)
                        Duff & Phelps Securities Co. - Sold 7/1/96 (100%)
                     Duff & Phelps Investment Management Co. (100%)
                     National Securities & Research Corporation (100%)
                     Phoenix Equity Planning Corporation (100%)
                     Phoenix Investment Counsel, Inc. (100%)
                        Windy City Investments Co. (100%)
                      Seneca Capital Managment LLC (74.9%)
                           IPWC CBO Corporation (100%)
                Phoenix Duff & Phelps Investment Advisors (100%)
                     DPIM, Inc. (100%)
                Phoenix Founders Inc. (100%)
                     238 Columbus Blvd., Inc. (100%)
                     Phoenix Realty Equity Investments, Inc. (100%)
                      Phoenix Realty Investors, Inc. (100%)
                       Phoenix Group Holdings, Inc. (100%)
                     Phoenix American Life Insurance Company (100%)
                     Phoenix Group Services, Inc. (100%)
                    Benefit Resource Management, Inc. (100%)
                     Phoenix Life and Annuity Company (100%)
                      Phoenix Life Insurance Company (100%)
                   Phoenix Real Estate Securities Inc. (100%)
                        Phoenix Realty Group, Inc. (100%)
                     Phoenix Realty Advisors, Inc. (100%)
                      Phoenix Corporate Services, LLC (55%)
                 Pinnacle Realty Management Company, Inc. (50%)
                     Phoenix Realty Securities, Inc. (100%)
                  Phoenix Strategic Capital Corporation (100%)
                      Phoenix Variable Advisors, Inc. (0%)
                   PML International Insurance Limited (100%)
          Townsend Financial Advisors, Inc. -- Dissolved 6/15/96 (100%)

                Worldwide Phoenix Limited (100%)
                     American Phoenix Investments Limited (100%)
                     Worldwide Phoenix Offshore, Inc. (100%)
                        W.S. Griffith & Co., Inc. (100%)
                     W.S. Griffith Insurance Agency of AL, Inc. (100%) W.S. Griffith Insurance Agency of MA, Inc. (100%) W.S. Griffith Insurance Agency of MS, P.C. (0%) W.S. Griffith Insurance Agency of NM, Inc. (100%) W.S. Griffith Insurance Agency of OH, Inc. (100%) W.S. Griffith Insurance Agency of TX, Inc. (0%)

      Subsidiaries and Equity Interests of Company


      Schedule 5.16(b)

      Subsidiaries:     Phoenix Equity Planning Corporation
                   Phoenix Investment Counsel, Inc.
                   National Securities and Research Corporation
                   Duff & Phelps Investment Management Co.
                   DPIM, Inc.
                    Phoenix Duff & Phelps Investment Advisors
                               DPCM Holdings, Inc.
                   DP Holdings Ltd.
                   CBO Investments Company
                   Windy City Investment Management Company
                   IPWC CBO Corporation
                   Seneca Capital Management LLC


      Equity Investments
                   Beutel Goodman & Co. Ltd.
                   The Greystone Group LLC
                   DP/Inverness LLC; DPI Partners I; DPI Partners II FA Capital LLC; FA Investors I, L.P.

                                  Schedule 5.17


                                Insurance Matters


                                           NONE

                                  Schedule 7.1


                                 Permitted Liens

                                      NONE

                                  Schedule 7.4


                             Permitted Indebtedness


Loan from Phoenix Home Life Mutual Insurance Company in the original principal amount of $30,103,337.50 due September 4, 1997.


Notesto three former members of GMG/Seneca Capital Management LLC in the amount of $2,209,828, $4,366,466, and $2,920,648, respectively, due January 2,
     2000.

                                  Schedule 7.7


                             Contingent Obligations


                                      NONE

                                SCHEDULE 15.2


                   EURODOLLAR AND DOMESTIC LENDING OFFICES,

                            ADDRESSES FOR NOTICES

THE BANK OF NEW YORK, as
      Administrative Agent

The Bank of New York
One Wall Street
New York, New York 10286
Attention: Melanie Shorofsky

Telephone:(212) 635-6482
Facsimile:(212) 809-9520

With A Copy To:

William Fahey
The Bank of New York
One Wall Street
New York, New York 10286

Telephone:(212) 635-4690
Facsimile:(212) 635-6365


BANK OF AMERICA NATIONAL TRUST
AND SAVINGS ASSOCIATION,
  as Syndication and Documentation Agent

Bank of America National Trust
and Savings Association
231 South LaSalle Street
Chicago, Illinois 60697
Attention: Lizet Flores

Telephone: (312) 828-6642
Facsimile: (312) 987-0889

THE BANK OF NEW YORK,
  as a Bank

Domestic and Eurodollar
 Lending Office:

One Wall Street
New York, New York 10286
Attention: Melanie Shorofsky

Telephone: (212) 635-6482
Facsimile: (212) 809-9520

With A Copy To:

William Fahey
The Bank of New York
One Wall Street
New York, New York 10286
Telephone: (212) 635-4690
Facsimile: (212) 635-6365

Notices (other than Borrowing notices and Notices of Conversion/Continuation):

One Wall Street
New York, New York 10286
Attention: Melanie Shorofsky

Telephone: (212) 635-6482
Facsimile: (212) 809-9520

BANK OF AMERICA NATIONAL TRUST
AND SAVINGS ASSOCIATION,
   as a Bank

Domestic and Eurodollar Lending Office:
231 S. LaSalle Street
Chicago, Illinois 60697

Attention: Denise Stewart
Telephone: (312) 828-6552
Facsimile: (312) 974-9626

Notices (other than Borrowing notices and Notices of Conversion/Continuation):

231 S. LaSalle Street
Chicago, Illinois 60697

Attention: Elizabeth Bishop
Telephone: (312) 828-6550

FLEET NATIONAL BANK,
   as a Bank

Domestic and Eurodollar
   Lending Office:
777 Main Street
CT/MO/0250
Hartford, Connecticut 06115
Attention: Icy L. Mounds
              Insurance Industry Dept.

Telephone: (860) 986-4616
Facsimile: (860) 986-1094

Notices (other than Borrowing notices and Notices of Conversion/Continuation):

777 Main Street
CT/MO/0250
Hartford, Connecticut 06115
Attention: Julianna Dalton,
              Insurance Industry Dept.

Telephone: (860)986-3127
Facsimile: (860)986-1264

BANK OF MONTREAL,
   as a Bank

Domestic and Eurodollar
   Lending Office:

115 South LaSalle Street
12th Floor West
Chicago, Illinois 60603
Attention: Lora Benton

Telephone: )312) 750-3844
Facsimile: (312) 750-4345

Notices (other than Borrowing notices and Notices of Conversion/Continuation):

115 South LaSalle Street
12th Floor West
Chicago, Illinois 60603
Attention: Charles Reed, Corporate Banking

Telephone: (312) 750-5912
Facsimile: (312) 845-2199

SUNTRUST BANK, ATLANTA,
   as a Bank

Domestic and Eurodollar
   Lending Office
25 Park Place
Atlanta, Georgia 30303
Attention: Kathy Dorsey,
       U.S. Corporate Banking - Operations

Telephone: (404) 588-8375
Facsimile: (404) 658-4905

Notices (other than Borrowing notices and Notices of Conversion/Continuation):

711 5th Avenue
16th Floor
New York, New York 10022
Attention: Jamie McQueen - Banking Officer,
       U.S. Corporate Banking - Northeast Division

Telephone: (212) 583-2611
Facsimile: (212) 371-9386

STATE STREET BANK AND TRUST COMPANY,
   as a Bank

Domestic and Eurodollar
   Lending Office:

108 Myrtle Street
North Quincy, Massachusetts 02171
Attention: Toni Pace, Credit Services

Telephone: (617) 985-4685
Facsimile: (617) 537-2580

Notices (other than Borrowing notices and Notices of Conversion/Continuation):

108 Myrtle Street
North Quincy, Massachusetts 02171
Attention: Edward M. Anderson, Credit Services

Telephone: (617) 985-5301
Facsimile: (617) 537-2580

DEUTSCHE BANK AG,
   as a Bank

Domestic and Eurodollar
   Lending Office:

Deutsche Bank AG
31 West 52nd Street
New York, New York 10019
Attention: Cheryl Mandelbaum

Telephone: (212) 469-4092
Facsimile: (212) 469-4138

Notice (other than Borrowing notices and Notices of Conversion/Continuation):


Deutsche Bank AG
31 West 52nd Street

New York, New York 10019
Attention: Eckhard Osenberg, AVP

Telephone: (212) 469-8242
Facsimile: (212) 469-8366

CREDIT LYONNAIS NEW YORK BRANCH,
   as a Bank

Domestic and Eurodollar
   Lending Office:

Exchange Plaza
Floor 27
53 State Street
Boston, MA 02109
Attention: Lisa Leahy

Telephone: (617) 723-2615
Facsimile: (617) 723-4803

Notice (other than Borrowing notices and Notices of Conversion/Continuation):

Exchange Plaza
Floor 27
53 State Street
Boston, MA 02109
Attention: Lisa Turilli

Telephone: (617) 723-2615
Facsimile: (617) 723-4803

                                  EXHIBIT A

                             NOTICE OF BORROWING


Date: _________________, _______

To: The Bank of New York, as Administrative Agent for the Banks parties to the Credit Agreement dated as of _______________, 1997 (as extended, renewed, amended or restated from time to time, the "Credit Agreement") among Phoenix Duff & Phelps Corporation, Phoenix Home Life Mutual Insurance Company, certain Banks which are signatories thereto, Bank of America National Trust and Savings Association, as Syndication and Documentation Agent and The Bank of New York, as Administrative Agent

Ladies and Gentlemen:

      The undersigned, Phoenix Duff & Phelps Corporation (the "Company"), refers to the Credit Agreement, the terms defined therein being used herein as therein defined, and hereby gives you notice irrevocably, pursuant to Section 2.3 of the Credit Agreement, of the Borrowing of Facility A Loans specified below:

             1.   The   Business    Day   of   the    proposed    Borrowing   is
              __________________, 19___.

             2.    The aggregate amount of the proposed Borrowing is
              $-----------------.

             3. The Borrowing is to be comprised of  $___________ of [Base Rate]
              [CD Rate] [Eurodollar Rate] Loans.

             4. The  duration  of the  Interest  Period for the [CD Rate  Loans]
                [Eurodollar Rate Loans] included in the Borrowing shall be [_____ days] [_____ months].

      The undersigned hereby certifies that the following statements are true on the date hereof, and will be true on the date of the proposed Borrowing, before and after giving effect thereto and to the application of the proceeds therefrom:

            (a) the  representations  and warranties of the Company contained in
      Article V of the Credit Agreement are true and correct as though made on and as of such date (except to the extent such representations and warranties relate to an earlier date, in which case they are true and correct as of such date);

            (b) no Default, Event of Default, Guarantor Default or Guarantor Event of Default has occurred and is continuing, or would result from such proposed Borrowing; and

            (c)The proposed  Borrowing  will not cause the  aggregate  principal amount of all outstanding Facility A Loans to exceed the combined Facility A Commitments of the Banks.

            (d)    The PCC Acquisition has occurred.]


                                                 PHOENIX DUFF & PHELPS
                                                       CORPORATION



                                                 By: ____________________

                                                 Title:__________________

                                  EXHIBIT B

                      NOTICE OF CONVERSION/CONTINUATION



                                           Date: _______________, _____

To: The Bank of New York, as Administrative Agent for the Banks parties to the Credit Agreement dated as of _____________, 1997 (as extended, renewed, amended or restated from time to time, the "Credit Agreement") among Phoenix Duff & Phelps Corporation, Phoenix Home Life Mutual Insurance Company, certain Banks which are signatories thereto, Bank of America National Trust and Savings Association, as Syndication and Documentation Agent and The Bank of New York, as Administrative Agent

Ladies and Gentlemen:

      The undersigned, Phoenix Duff & Phelps Corporation (the "Company"), refers to the Credit Agreement, the terms defined therein being used herein as therein defined, and hereby gives you notice irrevocably, pursuant to Section 2.6 of the Credit Agreement, of the [conversion] [continuation] of the Loans specified herein, that:

             1.    The Conversion/Continuation Date is __________, 19__.

             2.    The Loans to be [converted]  [continued]  are Facility [A][B]
                   Loans.

             3.    The  aggregate   amount  of  the  Loans  to  be   [converted]
                   [continued] is $_______________.

             4. The Loans are to be [converted into] [continued as] [CD Rate] [Eurodollar Rate] [Base Rate] Loans.

             5. [If applicable:] The duration of the Interest Period for the Loans included in the [conversion] [continuation] shall be [_____ days] [_____ months].


                                           PHOENIX DUFF & PHELPS
                                                CORPORATION


                                           By:_________________________

                                           Title:______________________

      EXHIBIT C


                        PHOENIX DUFF & PHELPS CORPORATION
                             COMPLIANCE CERTIFICATE


                                  Financial
                                     Statement Date: __________, 199__

       Reference is made to that certain Credit Agreement dated as of______________, 1997 (as extended, renewed, amended or restated from time to time, the "Credit Agreement") among Phoenix Duff & Phelps Corporation (the "Company"), Phoenix Home Life Mutual Insurance Company, the several financial institutions from time to time parties to this Credit Agreement (the "Banks"), Bank of America National Trust and Savings Association, as Syndication and Documentation Agent and The Bank of New York, as Administrative Agent. Unless otherwise defined herein, capitalized terms used herein have the respective meanings assigned to them in the Credit Agreement.

       The undersigned Responsible Officer of the Company, hereby certifies as of the date hereof that he/she is the_______________ of the Company, and that, as such, he/she is authorized to execute and deliver this Certificate to the Banks and the Administrative Agent on the behalf of the Company and its consolidated Subsidiaries, and that:

       1. Enclosed herewith is a copy of the [annual audit/quarterly] report of the Company as at _______ (the "Computation Date") which report fairly presents the financial condition and results of operation of the Company and its Subsidiaries, as of the Computation Date.

              2. The undersigned has reviewed and is familiar with the terms of the Credit Agreement and has made, or has caused to be made under his/her supervision, a detailed review of the transactions and conditions (financial or otherwise) of the Company during the accounting period covered by the attached financial statements.

       3. To the best of the undersigned's knowledge, the Company, during such period, has observed, performed or satisfied all of its covenants and other agreements, and satisfied every condition in the Credit Agreement to be observed, performed or satisfied by the Company, and the undersigned has no knowledge of any Default, Event of Default, Company Default, Company Event of Default, Guarantor Default or Guarantor Event of Default.

              4. The following financial covenant analyses and information set forth on Schedule 1 attached hereto are true and accurate on and as of the date of this Certificate.

             IN WITNESS WHEREOF, the undersigned has executed this Certificate as of _______________, 199__.


                                       PHOENIX DUFF & PHELPS CORPORATION



                                       By: _____________________________

                                       Title: __________________________


                                  Schedule 1

1. Guarantor's Financial Covenants
   A.  Section 8.1 -- Total SAP Adjusted Capital
   1.  Unrestricted Surplus Accounts                         $
   2.  Asset Valuation Reserve                               $
   3.  Surplus Notes                                         $
   4.  SAP Capital (Sum of Items 1, 2 and                    $
          3)
   5.  Reserves for Losses On Real Estate                    $
   6.  Total SAP Adjusted Capital
       (Sum of Items 4 and 6)                                $
   7.  $825,000,000                                          $825,000,000
   8.  Net Income for last quarter                           $
   9.  50% of Item 8                                         $
   10. Sum of Item 9 for last
       Compliance Certificate plus
       Item 10 of last Compliance
       Certificate                                           $
   11. Required Minimum (Sum of
       Items 7, 9, and 10)                                   $

   B.  Section 8.2 -- Invested Assets -- NAIC
       Ratings 3 through 6
       1.  Net Invested Assets                               $

       2.  Maximum amount of notes,  bonds and other
           obligations  classified as bonds which bear
           NAIC Ratings from three to six, both inclusive
           (5.5% of Item 1)                                  $

       3.  Amount of such assets so rated                    $

   C.  Section 8.3 -- Invested Assets -- NAIC
       Ratings 5 through 6
       1.  Total SAP Adjusted Capital
           (Item A6 above)                                   $





       2.  Maximum amounts of notes, bonds, and other
           obligations  classified as bonds which bear
           NAIC Ratings from five to six both inclusive
           (13% of Item 1)                                   $
       3.  Amount of such assets so rated                    $

   D.  Real Estate

       1.  Real estate and real estate  acquired in satisfaction of indebtedness
           (exclusive  of  either  category  occupied  by the  Guarantor  or its
           Primary Insurance Subsidiaries for
           use in their business)                            $
       2.  Mortgage Loans                                    $
       3.  Sum of Items 1 and 2                              $
       4.  Permitted Real Estate
           (32% of Item B1 above)                            $

   E.  Section 8.5-- Risk-Based Capital Ratio
       1.  Adjusted Capital                                  $
       2.  Authorized Control Level Risk-Based
           Capital                                           $
       3.  Company Action Level (200% of Item 2)             $
       4.  Risk Based Capital Ratio
           (Item 1 to Item 3)                                __ to 1.0
       5.  Required Minimum                                  1.75 to 1.0

   F.  Section 8.6 -- Non-Performing Real Estate
       1.  Investment in non-performing real
           estate (prior to reserves or write-
           offs)                                             $
       2.  Permitted investment
           (30% of Item A6)                                  $

   G.      Section 8.7-- Indebtedness to Capital
       1.  Indebtedness                                      $
       2.  Maximum permitted Indebtedness
           (75% of Item A6)                                  $





2. Company's Financial Covenants

    A. Section 9.1 -- Shareholders' Equity
       1. Shareholders' equity                               $
       2. Preferred stock                                    $
       3. Item 1 minus Item 2                                $
       4. $165,000,000                                       $165,000,000
       5. Net income for last quarter                        $
       6. 50% of Item 5                                      $
       7. Sum of Item 6 of last
          Compliance Certificate plus
          Item 7 of last Compliance
          Certificate                                        $
       8. Required Minimum
          (Sum of Items 4, 6 and 7)                          $

   B.  Section 9.2-- EBITDA to Interest Ratio
       1. Earnings                                           $
       2. Interest                                           $
       3. Taxes                                              $
       4. Depreciation                                       $
       5. Amortization                                       $
       6. EBITDA (Sum of Items 1, 2, 3,
       4 and 5)                                              $
       7. Interest Expense                                   $
       8. Ratio (Item 6 to Item 7)                           ___ to 1.0
       a. Required Ratio                                     4.0 to 1.0

   C.  Section 9.3-- Total Debt to Capital Ratio
       1. Indebtedness                                       $
       2. 50% of Subordinated Debt which has
          been converted from preferred stock
          outstanding on the Closing Date                    $
       3. Item 1 less the lesser of Item 2 or
          $40,000,000                                        $
       4. Item 1 minus Item 3                                $
       5. Shareholders' equity                               $
       6. Ratio of Item 4 to Item 5                          _____%
       7. Maximum permitted ratio                            _____%

   D.  Section 9.4-- Senior Debt to EBITDA Ratio
       1. Indebtedness                                       $
       2. Subordinated Debt                                  $
       3. Senior Debt (Item 1 minus Item)                    $
       4. EBITDA (Item B6)                                   $
       5. Ratio (Item 3 to Item 4)                           ____ to 1.0
       6. Maximum permitted ratio                            ____ to 1.0


                               EXHIBIT D-1

                  FORM OF OPINION OF BORROWER'S COUNSEL

                           _____________, 1997

To: Bank of America National Trust and Savings Association, as Syndication and Documentation Agent, The Bank of New York, as Administrative Agent and the other Banks parties from time to time to the Credit Agreement hereinafter referred to

      Re: Credit Agreement dated as of __________, 1997 among Phoenix Duff & Phelps Corporation (the Company"),Phoenix Home Life Mutual Insurance (the Guarantor"), Bank of America National Trust and Savings Association, as Syndication and Documentation Agent, The Bank of New York, as Administrative Agent and certain other financial institutions

Ladies and Gentlemen:

    The undersigned has acted as counsel for the Company in connection with the negotiation, execution and delivery of the Credit Agreement and the other Loan Documents. This opinion letter is delivered pursuant to Section 4.1(a)(iv) of the Credit Agreement. Unless otherwise defined herein or the context otherwise requires, all capitalized terms used in this opinion letter shall have the respective meanings assigned to them in the Credit Agreement.

                              [Assumptions]

    Based upon and subject to the foregoing, I am of the opinion that

          1. The Company is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has full corporate power and authority to own and hold under lease its property and to conduct its business substantially as currently conducted by it. The Company has full corporate power and authority to obtain the Loans and to enter into and perform its obligations under each Loan Document.

          2. The Company's execution, delivery and performance of the Loan Documents are within the Company's corporate powers, have been duly authorized by all necessary corporate action, and do not:
          A. contravene the Company's Certificate of Incorporation or Bylaws;

             B. contravene any Requirement of Law which is applicable to transactions of the type provided for in the Loan Documents (a "Relevant Law");

          C. to the best of my knowledge, contravene any order, injunction, writ or decree of any court or any other Governmental
Authority (a "Relevant Order");

          D. conflict with or result in any breach or contravention of, or the creation of any Lien under, any document evidencing any Contractual Obligation to which the Company is a party; or

          E. result in, or require the creation or imposition of, any Lien on the Company's property under any Relevant Law or Relevant Order.

             3. No authorization or approval or other action by, and no notice to or filing with, any Governmental Authority is required for the Company's due execution, delivery or performance of the Loan Documents, to which it is a party.

             4. The Loan Documents constitute the legal, valid and binding obligations of the Company, enforceable against the Company in accordance with their respective terms except that the enforceability thereof may be limited by
(a) applicable bankruptcy, insolvency, fraudulent conveyance, liquidation, rehabilitation, conservation, supervision, reorganization, moratorium or similar laws affecting the rights and remedies of creditors generally, and (b) equitable principles of general applicability, regardless of whether enforcement is sought in a proceeding in equity or at law.

       I am admitted to practice law in the State of Connecticut. Except as noted, for purposes of this opinion, and to the extent necessary I have assumed that the law of the State of New York is identical to the law of the State of Connecticut. Nothing contained herein shall be deemed to be an opinion as to any law other than the laws of the State of Connecticut, the State of Delaware and any applicable federal laws of the United States of America, except as set forth in the immediately following sentence. Accordingly, I express no opinion as to the laws of any state or jurisdiction other than the State of Connecticut, the State of New York (as qualified herein) and the United States of America.

                             [Qualifications]

This opinion letter is rendered solely for the Agents' and the Banks' benefit in connection with the above transaction. Without my prior written consent, this opinion letter may not be: (i) relied upon by any other party or for any other purpose; (ii) quoted in whole or in part or otherwise referred to in any report or document; or (iii) furnished (the original or copies thereof) to any party except in connection with the enforcement of the Loan Documents by the Agents or the Banks; provided, however, that copies of this opinion letter may be furnished to regulatory authorities, assignees and participants in the Loans and pursuant to the requirements of process.


                                           Very truly yours,

                                         EXHIBIT D-2

                     FORM OF OPINION OF GUARANTOR'S COUNSEL
                               _____________, 1997

To: Bank of America National Trust and Savings Association, as Syndication and Documentation Agent, The Bank of New York, as Administrative Agent and the other Banks parties from time to time to the Credit Agreement hereinafter referred to

      Re: Credit Agreement dated as of __________, 1997 among Phoenix Duff & Phelps Corporation (the "Company"), Phoenix Home Life Mutual Insurance (the Guarantor"), Bank of America National Trust and Savings Association, as Syndication and Documentation Agent, The Bank of New York, as Administrative Agent and certain other financial institutions

Ladies and Gentlemen:

      The undersigned has acted as counsel for the Company and the Guarantor in connection with the negotiation, execution and delivery of the Credit Agreement and the other Loan Documents. This opinion letter is delivered pursuant to
Section 4.1(a)(iv) of the Credit Agreement. Unless otherwise defined herein or the context otherwise requires, all capitalized terms used in this opinion letter shall have the respective meanings assigned to them in the Credit Agreement.

      I have reviewed the corporate proceedings taken by the Guarantor in connection with the Credit Agreement and the other Loan Documents. In addition, I have examined and relied upon copies of such Credit Agreement, the Charter and the Bylaws of the Guarantor as in effect on the date hereof, copies of supporting resolutions adopted by the Board of Directors of the Guarantor in connection with the Credit Agreement and the transactions contemplated thereby and certificates executed by officers of the Guarantor addressing facts material to my opinions as I consider necessary or appropriate for the basis of the opinions expressed.

      In making the examination of such agreements and instruments in connection with the opinions expressed herein, I have assumed the genuineness of all signatures (other than those on behalf of the Guarantor) and the authenticity of all documents submitted to me as originals and the conformity with the originals of all documents submitted to me as copies and have further assumed that each of the Banks has the corporate power to enter into and perform its obligations under the Credit Agreement and have assumed with respect to each of them due authorization by all requisite corporate action, due execution and delivery and the valid and binding effect of such documents and agreements and compliance by the Banks with applicable law. I am admitted to practice law only in the State of Connecticut and as to matters involving New York law, I have relied upon the review and analysis of another attorney within the Legal Division of Phoenix Home Life Mutual Insurance Company who is admitted to practice law in the State of New York.

      Based upon and subject to the foregoing, I am of the opinion that

      1. The Guarantor is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has full corporate power and authority to own and hold under lease its property and to conduct its business substantially as currently conducted by it. The Guarantor has full corporate power and authority to enter into and perform its obligations under each Loan Document to which it is a party.

      2. The Guarantor's execution, delivery and performance of the Loan Documents to which it is a party are within the Guarantor's corporate powers, have been duly authorized by all necessary corporate action, and do not:

      A.     contravene the Guarantor's Charter or Bylaws;

      B.     to the best of our knowledge, contravene any relevant law;

      C.     contravene any relevant order;

      D. conflict with or result in any breach or contravention of, or the creation of any Lien under, any document evidencing any Contractual Obligation to which the Guarantor is a party; or

      E. result in, or require the creation or imposition of, any Lien on the Guarantor's property under any relevant law or relevant order.

             3. No authorization or approval or other action by, and no notice to or filing with, any Governmental Authority is required for the Guarantor's due execution, delivery or performance of the Loan Documents to which it is a party.

      4. The Loan Documents to which the Guarantor is a party constitute the legal, valid and binding obligations of the Guarantor, enforceable against the Guarantor in accordance with their terms.

      With respect to matters of fact on which my opinion is based, I have relied on appropriate certificates of public officials and officers of the Guarantor and I have no reason to believe such certificates are inaccurate. My opinion is limited to the laws of the United States of America and the State of New York and Connecticut.

This opinion letter is rendered solely for the Agents' and the Banks' benefit in connection with the above transaction. Without our prior written consent, this opinion letter may not be: (i) relied upon by any other party or for any other purpose; (ii) quoted in whole or in part or otherwise referred to in any report or document; or (iii) furnished (the original or copies thereof) to any party except in connection with the enforcement of the Loan Documents by the Agents or the Banks; provided, however, that copies of this opinion letter may be furnished to regulatory authorities, assignees and participants in the Loans and pursuant to the requirements of process.


                                           Very truly yours,

                                EXHIBIT E

              [FORM OF] ASSIGNMENT AND ACCEPTANCE AGREEMENT


            This  ASSIGNMENT  AND ACCEPTANCE  AGREEMENT  (this  "Assignment  and
Acceptance")    dated    as    of    __________,    ___    is    made    between
______________________________ (the "Assignor") and
__________________________ (the "Assignee").


                                 RECITALS


            WHEREAS, the Assignor is party to that certain Credit Agreement dated as of _____________, 1997 (as amended, amended and restated, modified, supplemented or renewed, the "Credit Agreement") among Phoenix Duff & Phelps Corporation (the "Company"), Phoenix Home Life Mutual Insurance Company, the several financial institutions from time to time party thereto (including the Assignor, the "Banks"), Bank of America National Trust and Savings Association, as Syndication and Documentation Agent, and The Bank of New York, as Administrative Agent. Any terms defined in the Credit Agreement and not defined in this Assignment and Acceptance are used herein as defined in the Credit Agreement;

            WHEREAS, as provided under the Credit Agreement, the Assignor has committed to making Loans (the "Loans") to the Company in an aggregate amount not to exceed $__________ (its "Commitments");

            WHEREAS, the Assignor wishes to assign to the Assignee [part of the] [all] rights and obligations of the Assignor under the Credit Agreement in respect of its Commitments, [together with a corresponding portion of each of its outstanding Loans,] in an amount equal to $__________ (the "Assigned Amount") on the terms and subject to the conditions set forth herein and the Assignee wishes to accept assignment of such rights and to assume such obligations from the Assignor on such terms and subject to such conditions;

            NOW, THEREFORE, in consideration of the foregoing and the mutual agreements contained herein, the parties hereto agree as follows:

      1.     Assignment and Acceptance.

      (a) Subject to the terms and conditions of this Assignment and Acceptance,
(i) the Assignor hereby sells, transfers and assigns to the Assignee, and (ii) the Assignee hereby purchases, assumes and undertakes from the Assignor, without recourse and without representation or warranty (except as provided in this Assignment and Acceptance) __% (the "Assignee's Percentage Share") of (A) the Commitments [and the Loans] of the Assignor and (B) all related rights, benefits, obligations, liabilities and indemnities of the Assignor under and in connection with the Credit Agreement and the Loan Documents.

                  [If appropriate, add paragraph specifying payment to Assignor by Assignee of outstanding principal of, accrued interest on, and fees with respect to, Loans assigned.]

      (b) With effect on and after the Effective Date (as defined in Section 5 hereof), the Assignee shall be a party to the Credit Agreement and succeed to all of the rights and be obligated to perform all of the obligations of a Bank under the Credit Agreement, including the requirements concerning confidentiality and the payment of indemnification, with Commitments in an amount equal to the Assigned Amount. The Assignee agrees that it will perform in accordance with their terms all of the obligations which by the terms of the Credit Agreement are required to be performed by it as a Bank. It is the intent of the parties hereto that the Commitments of the Assignor shall, as of the Effective Date, be reduced by an amount equal to the Assigned Amount and the Assignor shall relinquish its rights and be released from its obligations under the Credit Agreement to the extent such obligations have been assumed by the Assignee; provided, however, the Assignor shall not relinquish its rights under Sections 15.4 and 15.5 of the Credit Agreement to the extent such rights relate to the time prior to the Effective Date.

      (c) After giving effect to the assignment and assumption set forth herein, on the Effective Date the Assignee's Commitments will be $__________.

      (d) After giving effect to the assignment and assumption set forth herein, on the Effective Date the Assignor's Commitments will be $__________.

   2.  Payments.

      (a) As consideration for the sale, assignment and transfer contemplated in
Section 1 hereof, the Assignee shall pay to the Assignor on the Effective Date in immediately available funds an amount equal to $__________, representing the Assignee's Pro Rata Share of the principal amount of all Loans.

             (b) The [Assignor] [Assignee] further agrees to pay to the Administrative Agent a processing fee in the amount specified in Section 15.8 of the Credit Agreement.

   3.   Reallocation of Payments

      Any interest, fees and other payments accrued to the Effective Date with respect to the Commitments and Loans shall be for the account of the Assignor. Any interest, fees and other payments accrued on and after the Effective Date with respect to the Assigned Amount shall be for the account of the Assignee. Each of the Assignor and the Assignee agrees that it will hold in trust for the other party any interest, fees and other amounts which it may receive to which the other party is entitled pursuant to the preceding sentence and pay to the other party any such amounts which it may receive promptly upon receipt.

   4.  Independent Credit Decision.

      The Assignee (a) acknowledges that it has received a copy of the Credit Agreement and the Schedules and Exhibits thereto, together with copies of the most recent financial statements referred to in Section 6.1 of the Credit Agreement, and such other documents and information as it has deemed appropriate to make its own credit and legal analysis and decision to enter into this Assignment and Acceptance; and (b) agrees that it will, independently and without reliance upon the Assignor, either Agent or any other Bank and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit and legal decisions in taking or not taking action under the Credit Agreement.

   5.  Effective Date; Notices.

      (a) As between the Assignor and the Assignee, the effective date for this Assignment and Acceptance shall be __________, 199__ (the "Effective Date"); provided that the following conditions precedent have been satisfied on or before the Effective Date:

             (i) this Assignment and Acceptance shall be executed and delivered by the Assignor and the Assignee;

             (ii) the consent of the Company and the Administrative Agent required for an effective assignment of the Assigned Amount by the Assignor to the Assignee under Section 15.8 of the Credit Agreement shall have been duly obtained and shall be in full force and effect as of the Effective Date;

             (iii) the Assignee shall pay to the Assignor all amounts due to the Assignor under this Assignment and Acceptance; and

             (iv) the  processing  fee referred to in Section 2(b) hereof and in
Section 15.8 of the Credit Agreement shall have been paid to the Administrative Agent; and

             (v) the Assignor shall have assigned and the Assignee shall have assumed a percentage equal to the Assignee's Percentage Share of the rights and obligations of the Assignor under the Credit Agreement (if such agreement exists).

      (b) Promptly following the execution of this Assignment and Acceptance, the Assignor shall deliver to the Company and the Administrative Agent for acknowledgment by the Administrative Agent, a Notice of Assignment substantially in the form attached hereto as Schedule 1.

      [6.    Administrative Agent.  [INCLUDE ONLY IF ASSIGNOR IS
ADMINISTRATIVE AGENT]

             (a) The Assignee hereby appoints and authorizes the Assignor to take such action as administrative agent on its behalf and to exercise such powers under the Credit Agreement as are delegated to the Administrative Agent by the Banks pursuant to the terms of the Credit Agreement.

             (b) The Assignee shall assume no duties or obligations held by the Assignor in its capacity as Administrative Agent under the Credit Agreement.]

      7.     Withholding Tax.

      The Assignee (a) represents and warrants to the Bank, the Administrative Agent and the Company that under applicable law and treaties no tax will be required to be withheld by the Bank with respect to any payments to be made to the Assignee hereunder, (b) agrees to furnish (if it is organized under the laws of any jurisdiction other than the United States or any State thereof) to the Administrative Agent and the Company prior to the time that the Administrative Agent or Company is required to make any payment of principal, interest or fees hereunder, duplicate executed originals of either U.S. Internal Revenue Service Form 4224 or U.S. Internal Revenue Service Form 1001 (wherein the Assignee claims entitlement to the benefits of a tax treaty that provides for a complete exemption from U.S. federal income withholding tax on all payments hereunder) and agrees to provide new Forms 4224 or 1001 upon the expiration of any previously delivered form or comparable statements in accordance with applicable U.S. law and regulations and amendments thereto, duly executed and completed by the Assignee, and (c) agrees to comply with all applicable U.S. laws and regulations with regard to such withholding tax exemption.

              8.  Representations and Warranties.

             (a) The Assignor represents and warrants that (i) it is the legal and beneficial owner of the interest being assigned by it hereunder and that such interest is free and clear of any Lien or other adverse claim; (ii) it is duly organized and existing and it has the full power and authority to take, and has taken, all action necessary to execute and deliver this Assignment and Acceptance and any other documents required or permitted to be executed or delivered by it in connection with this Assignment and Acceptance and to fulfill its obligations hereunder; (iii) no notices to, or consents, authorizations or approvals of, any Person are required (other than any already given or obtained) for its due execution, delivery and performance of this Assignment and Acceptance, and apart from any agreements or undertakings or filings required by the Credit Agreement, no further action by, or notice to, or filing with, any Person is required of it for such execution, delivery or performance; and (iv) this Assignment and Acceptance has been duly executed and delivered by it and constitutes the legal, valid and binding obligation of the Assignor, enforceable against the Assignor in accordance with the terms hereof, subject, as to enforcement, to bankruptcy, insolvency, moratorium, reorganization and other laws of general application relating to or affecting creditors' rights and to general equitable principles.

      The Assignor makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with the Credit Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency or value of the Credit Agreement or any other instrument or document furnished pursuant thereto. The Assignor makes no representation or warranty in connection with, and assumes no responsibility with respect to, the solvency, financial condition or statements of the Company or the Guarantor, or the performance or observance by the Company or the Guarantor, of any of its respective obligations under the Credit Agreement or any other instrument or document furnished in connection therewith.

             (c) The Assignee represents and warrants that (i) it is duly organized and existing and it has full power and authority to take, and has taken, all action necessary to execute and deliver this Assignment and Acceptance and any other documents required or permitted to be executed or delivered by it in connection with this Assignment and Acceptance, and to fulfill its obligations hereunder; (ii) no notices to, or consents, authorizations or approvals of, any Person are required (other than any already given or obtained) for its due execution, delivery and performance of this Assignment and Acceptance; and apart from any agreements or undertakings or filings required by the Credit Agreement, no further action by, or notice to, or filing with, any Person is required of it for such execution, delivery or performance; (iii) this Assignment and Acceptance has been duly executed and delivered by it and constitutes the legal, valid and binding obligation of the Assignee, enforceable against the Assignee in accordance with the terms hereof, subject, as to enforcement, to bankruptcy, insolvency, moratorium, reorganization and other laws of general application relating to or affecting creditors' rights and to general equitable principles; and (iv) it is an Eligible Assignee.

      9.     Further Assurances.

      The Assignor and the Assignee each hereby agree to execute and deliver such other instruments, and take such other action, as either party may reasonably request in connection with the transactions contemplated by this Assignment and Acceptance, including the delivery of any notices or other documents or instruments to the Company or the Administrative Agent, which may be required in connection with the assignment and assumption contemplated hereby.

      10.    Miscellaneous.

             (a) Any amendment or waiver of any provision of this Assignment and Acceptance shall be in writing and signed by the parties hereto. No failure or delay by either party hereto in exercising any right, power or privilege hereunder shall operate as a waiver thereof and any waiver of any breach of the provisions of this Assignment and Acceptance shall be without prejudice to any rights with respect to any other or further breach thereof.

             (b) All payments made hereunder shall be made without any set-off or counterclaim.

             (c) The Assignor and the Assignee shall each pay its own costs and expenses incurred in connection with the negotiation, preparation, execution and performance of this Assignment and Acceptance.

             (d) This Assignment and Acceptance may be executed in any number of counterparts and all of such counterparts taken together shall be deemed to constitute one and the same instrument.

             (e) THIS ASSIGNMENT AND ACCEPTANCE SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAW OF THE STATE OF NEW YORK. The Assignor and the Assignee each irrevocably submits to the non-exclusive jurisdiction of any State or Federal court sitting in New York over any suit, action or proceeding arising out of or relating to this Assignment and Acceptance and irrevocably agrees that all claims in respect of such action or proceeding may be heard and determined in such New York State or Federal court. Each party to this Assignment and Acceptance hereby irrevocably waives, to the fullest extent it may effectively do so, the defense of an inconvenient forum to the maintenance of such action or proceeding.

             (f) THE ASSIGNOR AND THE ASSIGNEE EACH HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE ANY RIGHTS THEY MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION BASED HEREON, OR ARISING OUT OF, UNDER, OR IN CONNECTION WITH THIS ASSIGNMENT AND ACCEPTANCE, THE CREDIT AGREEMENT, ANY RELATED DOCUMENTS AND AGREEMENTS OR ANY COURSE OF CONDUCT, COURSE OF DEALING, OR STATEMENTS (WHETHER ORAL OR WRITTEN).

             [Other provisions to be added as may be negotiated between the Assignor and the Assignee, provided that such provisions are not inconsistent with the Credit Agreement.]

      IN WITNESS WHEREOF, the Assignor and the Assignee have caused this Assignment and Acceptance to be executed and delivered by their duly authorized officers as of the date first above written.


                                                      [ASSIGNOR]

                                          By:_______________________

                                          Title:____________________

                                          Address:

                                                      [ASSIGNEE]


                                          By:_______________________


                                          Title:____________________


                                          Address:__________________

                                SCHEDULE 1

                   NOTICE OF ASSIGNMENT AND ACCEPTANCE

                                                _______________, 19__

The Bank of New York, as
      Administrative Agent

Phoenix Duff & Phelps Corporation

Ladies and Gentlemen:

      We refer to the Credit Agreement dated as of _________, 1997 (as amended, amended and restated, modified, supplemented or renewed from time to time the "Credit Agreement") among Phoenix Duff & Phelps Corporation, Phoenix Home Life Mutual Insurance Company, the Banks referred to therein, Bank of America National Trust and Savings Association, as Syndication and Documentation Agent, and The Bank of New York, as Administrative Agent. Terms defined in the Credit Agreement are used herein as therein defined.

      1. We hereby give you notice of, and request your consent to, the assignment by __________________ (the "Assignor") to _______________ (the
"Assignee") of _____% of the right, title and interest of the Assignor in and to the Credit Agreement (including, without limitation, the right, title and interest of the Assignor in and to the Commitments of the Assignor and all outstanding Loans made by the Assignor pursuant to the Assignment and Acceptance Agreement attached hereto (the "Assignment and Acceptance").

      2.  The  Assignee   agrees  that,   upon  receiving  the  consent  of  the
Administrative Agent and, if applicable, the Company to such assignment, the Assignee will be bound by the terms of the Credit Agreement as fully and to the same extent as if the Assignee were the Bank originally holding such interest in the Credit Agreement.

      3. The following administrative details apply to the Assignee:

            (A)   Notice Address:

                               Assignee name: __________________________
                               Address:  _______________________________
                                         _______________________________
                                         _______________________________
                               Attention:  _____________________________
                               Telephone:  (___) _______________________
                               Telecopier: (___) _______________________

                         Payment Instructions:

                               Account No.:_____________________________
                                       At: _____________________________

                               Reference:_______________________________
                               Attention:_______________________________

             4. You are entitled to rely upon the representations, warranties and covenants of each of the Assignor and Assignee contained in the Assignment and Acceptance.

      IN WITNESS WHEREOF, the Assignor and the Assignee have caused this Notice of Assignment and Acceptance to be executed by their respective duly authorized officials, officers or agents as of the date first above mentioned.

                                           Very truly yours,
                                           [NAME OF ASSIGNOR]

                                           By:______________________
                                           Title:___________________

                                           [NAME OF ASSIGNEE]

                                           By:______________________

                                           Title:___________________

      ACKNOWLEDGED AND ASSIGNMENT
      CONSENTED TO:


      PHOENIX DUFF & PHELPS CORPORATION

      By:  _____________________________

      Title:  __________________________


      THE BANK OF NEW YORK, as
            Administrative Agent

      By:  __________________________

      Its: _________________________

                                    EXHIBIT F


                            [FORM OF] PROMISSORY NOTE


$_____________                                  _____________, 1997


            FOR VALUE RECEIVED, the undersigned, Phoenix Duff & Phelps Corporation, (the "Company"), hereby promises to pay to the order of ___________________ (the "Bank") the principal sum of ____________ Dollars
($___________) or, if less, the aggregate unpaid principal amount of all Loans made by the Bank to the Company pursuant to the Credit Agreement, dated as of ______________, 1997 (such Credit Agreement, as it may be amended, restated, supplemented or otherwise modified from time to time, being hereinafter called the "Credit Agreement"), among the Company, Phoenix Home Life Mutual Insurance Company, the Bank, the other banks parties thereto, Bank of America National Trust and Savings Association, as Syndication and Documentation Agent, and The Bank of New York, as Administrative Agent, on the dates and in the amounts provided in the Credit Agreement. The Company further promises to pay interest on the unpaid principal amount of the Loans evidenced hereby from time to time at the rates, on the dates, and otherwise as provided in the Credit Agreement.

            The Bank is authorized to endorse the amount and the date on which each Loan is made, the maturity date therefor and each payment of principal with respect thereto on the schedules annexed hereto and made a part hereof, or on continuations thereof which shall be attached hereto and made a part hereof; provided, that any failure to endorse such information on such schedule or continuation thereof shall not in any manner affect any obligation of the Company under the Credit Agreement and this Promissory Note (the "Note").

            This Note is one of the Notes referred to in, and is entitled to the benefits of, the Credit Agreement, which Credit Agreement, among other things, contains provisions for acceleration of the maturity hereof upon the happening of certain stated events and also for prepayments on account of principal hereof prior to the maturity hereof upon the terms and conditions therein specified.

            Terms defined in the Credit Agreement are used herein with their defined meanings therein unless otherwise defined herein. This Note shall be governed by, and construed and interpreted in accordance with, the laws of the State of New York applicable to contracts made and to be performed entirely within such State.

                        PHOENIX DUFF & PHELPS CORPORATION

                       By:_______________________________

                        Title: __________________________


                                                        Schedule A to Note


             BASE RATE LOANS AND REPAYMENT OF BASE RATE LOANS

     (1)    (2)            (3)         (4)            (5)
     Date   Facility of    Amount of   Amount of      Notation Made BY
            Base Rate      Base Rate   Base Rate
            Loan           Loan        Loan Repaid
                                       or Converted


                                                        Schedule B to Note

       EURODOLLAR RATE LOANS AND REPAYMENT OF EURODOLLAR RATE LOANS


 (1)       (2)            (3)          (4)         (5)          (6)
 Date      Facility of    Amount of    Interest    Amount of    Notation
           Eurodollar     Eurodollar   Period of   Eurodollar   Made By
           Rate Loan      Rate Loan    Eurodollar  Rate Loan
                                       Rate Loan   Repaid or
                                                   Converted





                                                        Schedule C to Note

               CD RATE LOANS AND REPAYMENT OF CD RATE LOANS


 (1)       (2)            (3)          (4)         (5)          (6)
 Date      Facility of    Amount of    Interest    Amount of    Notation
           CD Rate        CD Rate      Period of   CD Rate      Made By
           Loan           Loan         CD Rate     Loan
                                                   Repaid or
                                                   Converted


            Phoenix Investment Partners, Ltd. and Subsidiaries

                                EXHIBIT G

                     NOTICE OF FACILITY A CONVERSION

                              Date: _____________________, _____

To: The Bank of New York, as Administrative Agent for the Banks parties to the Credit Agreement dated as of _________, 1997 (as extended, renewed, amended or restated from time to time, the "Credit Agreement") among Phoenix Duff & Phelps Corporation,
      -----------------
      Phoenix Home Life Mutual Insurance Company, certain Banks which are signatories thereto, Bank of America National Trust and Savings Association, as Syndication and Documentation Agent, and The Bank of New York, as Administrative Agent

Ladies and Gentlemen:

     The undersigned, Phoenix Duff & Phelps Corporation and Phoenix Home Life Mutual Insurance Company refer to the Credit Agreement, the terms defined therein being used herein as therein defined, and hereby give you notice irrevocably, pursuant to Section 2.5 of the Credit Agreement, of the conversion of the Facility B Loans specified herein into Facility A Loans, that:

     1.     The Facility Conversion Date is ___________, 19__.

     2. The aggregate amount of the Loans to be converted is $______________.

     3. The Loans to be converted are [CD Rate] [Eurodollar Rate] [Base Rate] Loans.

     4. [If applicable:] The Interest Period for the Loans to be converted ends on _________________.

                      PHOENIX DUFF & PHELPS CORPORATION

                      By:_______________________________

                      Title:____________________________


                      PHOENIX HOME LIFE MUTUAL INSURANCE COMPANY

                      By:_______________________________

                      Title:____________________________

                                EXHIBIT H

                     NOTICE OF FACILITY B CONVERSION

                                  Date: _____________________, ____

To: The Bank of New York, as Administrative Agent for the Banks parties to the Credit Agreement dated as of __________, 1997 (as extended, renewed, amended or restated from time to time, the
      "Credit Agreement") among Phoenix   Duff & Phelps Corporation,
      -----------------
      Phoenix Home Life Mutual Insurance Company, certain Banks which are signatories thereto, Bank of America National Trust and Savings Association, as Syndication and Documentation Agent, and The Bank of New York, as Administrative Agent

Ladies and Gentlemen:

     The undersigned, Phoenix Duff & Phelps Corporation (the "Company"), refers to the Credit Agreement, the terms defined therein being used herein as therein defined, and hereby gives you notice irrevocably, pursuant to Section 2.4 of the Credit Agreement, of the conversion of the Facility A Loans specified herein into Facility B Loans, that:

     1.     The Facility Conversion Date is _____________, 19__.

     2. The aggregate amount of the Loans to be converted is $________________.

     3. The Loans to be converted are [CD Rate] [Eurodollar Rate] [Base Rate] Loans.

     4. [If applicable:] The Interest Period for the Loans to be converted ends on __________________.

     5. The undersigned hereby certifies that the following statements are true on the date hereof, and will be true on the proposed Facility Conversion Date, before and after giving effect thereto and to the application of the proceeds therefrom:

      (a) the representations and warranties of the Company contained in Article V of the Credit Agreement are true and correct as though made on and as of such date (except to the extent such representations and warranties relate to an earlier date, in which case they are true and correct as of such date);

      (b) no Default, Event of Default, Company Default or Company Event of Default has occurred and is continuing, or would result from such proposed conversion;

      (c) the proposed conversion will not cause the aggregate principal amount of all outstanding Facility B Loans to exceed the combined Facility B Commitments of the Banks;

      (d) the Senior Debt to EBITDA Ratio of the Company and its Subsidiaries as of ____________ was ____________; and

      (e) the Total Debt to Capital Ratio, giving effect to the proposed Facility B Loans, is ________________.

                      PHOENIX DUFF & PHELPS CORPORATION

                      By:_______________________________

                      Title:____________________________