Form 10-Q
period 1998-06-30
PHOENIX DUFF & PHELPS CORP
filed 1998-08-13
CIK 883237

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


                  For the quarterly period ended June 30, 1998



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


On July 31, 1998, the registrant had 44,261,832 shares of $.01 par value common stock outstanding.

               PHOENIX INVESTMENT PARTNERS, LTD. AND SUBSIDIARIES

                           Quarter Ended June 30, 1998

                                      Index


PART I   -   FINANCIAL INFORMATION:

                                                                       Page
  Item 1.  Consolidated Financial Statements:

           Consolidated Condensed Statements of Financial Condition.    3
              June 30, 1998 and December 31, 1997

           Consolidated Statements of Income .......................    4
              Three Months Ended June 30, 1998 and
              Three Months Ended June 30, 1997

           Consolidated Statements of Income .......................    5
              Six Months Ended June 30, 1998 and
              Six Months Ended June 30, 1997

           Consolidated Condensed Statements of Cash Flows .........    6
              Six Months Ended June 30, 1998 and
              Six Months Ended June 30, 1997

           Notes to the Consolidated Financial Statements...........    7


  Item 2.  Management's Discussion and Analysis of:

           Results of Operations and Financial Condition............   13

           Liquidity and Capital Resources..........................   21

           Impact of the Year 2000 Issue............................   22

           Cautionary Statement Under Section 21E of the Securities
           Exchange Act of 1934.....................................   23


PART II   -   OTHER INFORMATION:


  Item 4.  Submission of Matters to a Vote of Security Holders......   24

  Item 6.  Exhibits and Reports on Form 8-K.........................   25

  Signatures........................................................   26

PART  I. Financial Information
 Item 1. Consolidated Financial Statements


               Phoenix Investment Partners, Ltd. and Subsidiaries
            Consolidated Condensed Statements of Financial Condition
                                 (in thousands)
                                                          (Unaudited)
                                                           June 30, December 31,
                                                              1998       1997
Assets
Current Assets
 Cash and cash equivalents                                 $  17,979  $ 21,872
 Marketable securities, at market                             12,874    12,000
 Accounts receivable                                          35,056    31,537
 Prepaid expenses and other current assets                     2,632     2,712
                                                           ---------  --------
   Total current assets                                       68,541    68,121

Deferred commissions                                           3,573     3,998
Furniture, equipment and leasehold improvements, net           9,679    10,071
Goodwill and intangible assets, net                          457,163   468,117
Investment in Beutel, Goodman & Company Ltd.                  28,633    29,884
Long-term investments and other assets                        20,384    24,758
                                                           ---------  --------
   Total assets                                            $ 587,973  $604,949
                                                           =========  ========

Liabilities and Stockholders' Equity
Current Liabilities
 Accounts payable and other accrued liabilities            $  24,562  $ 25,742
 Payables to related parties                                   4,394     3,135
 Broker-dealer payable                                         9,066     9,157
 Short-term notes payable                                                5,853
 Current portion of long-term debt                             2,271     2,241
                                                           ---------  --------
   Total current liabilities                                  40,293    46,128

Deferred taxes, net                                           61,131    66,020
Long-term debt, net of current portion                         2,207     2,682
Convertible subordinated debentures                           76,359
Credit facility                                              180,000   185,000
Lease obligations and other long-term liabilities              5,732     6,617
                                                           ---------  --------
   Total liabilities                                         365,722   306,447
                                                           ---------  --------

Minority Interest                                              1,286       976
                                                           ---------  --------

Series A Convertible Exchangeable Preferred Stock                       78,827
                                                           ---------  --------

Stockholders' Equity
Common stock, $.01 par value, 100,000,000 shares
 authorized, 44,837,082 and 44,295,261 shares issued,
 and 44,248,082 and 43,950,261 shares outstanding                448       444
Additional paid-in capital                                   191,870   188,566
Retained earnings                                             25,659    21,624
Accumulated other comprehensive income                         7,598    10,674
Treasury stock, at cost, 589,000 and 345,000 shares           (4,610)   (2,609)
                                                           ---------  --------
   Total stockholders' equity                                220,965   218,699
                                                           ---------  --------
   Total liabilities and stockholders' equity              $ 587,973  $604,949
                                                           =========  ========


        The accompanying notes are an integral part of these statements.

               Phoenix Investment Partners, Ltd. and Subsidiaries
                        Consolidated Statements of Income
                      (in thousands, except per share data)

                                                                (Unaudited)
                                                     Three months ended June 30,
                                                             1998        1997
Revenues
Investment management fees                                 $  48,784  $ 26,839
Mutual funds - ancillary fees                                  6,468     5,331
Other income and fees                                            730     1,005
                                                           ---------  --------
   Total revenues                                             55,982    33,175
                                                           ---------  --------

Operating Expenses
Employment expenses                                           22,289    15,257
Other operating expenses                                      14,859     8,852
Restructuring charges                                            198
Depreciation and amortization of
  leasehold improvements                                         960       606
Amortization of goodwill and intangible assets                 5,509     2,366
Amortization of deferred commissions                             265     1,134
                                                           ---------  --------
   Total operating expenses                                   44,080    28,215
                                                           ---------  --------

Operating Income                                              11,902     4,960
                                                           ---------  --------

Equity in Earnings of Unconsolidated Affiliates                1,126       580
                                                           ---------  --------

Other Income - Net                                                83        12
                                                           ---------  --------

Gain on Sale                                                             6,907

Interest (Expense) Income - Net
Interest expense                                              (3,946)     (209)
Interest income                                                  472       330
                                                           ---------  --------
   Total interest (expense) income - net                      (3,474)      121
                                                           ---------  --------

Income to Minority Interest                                     (465)

Income Before Income Taxes                                     9,172    12,580
Provision for income taxes                                     4,041     5,253
                                                           ---------  --------
Net Income                                                     5,131     7,327

Other Comprehensive Income, Net of Tax
Foreign currency translation adjustment                         (703)       66
Unrealized (losses) gains on securities available-for-sale    (2,130)    4,507
   Total other comprehensive income                           (2,833)    4,573
                                                           ---------  --------
Comprehensive Income                                       $   2,298  $ 11,900
                                                           =========  ========

Net Income                                                 $   5,131  $  7,327
Series A preferred stock dividends                                34     1,189
                                                           ---------  --------
Income available to common stockholders                    $   5,097  $  6,138
                                                           =========  ========


Weighted average shares outstanding
   Basic                                                      44,321    44,084
   Diluted                                                    54,497    54,254

Earnings per share
   Basic                                                   $     .12  $    .14
   Diluted                                                 $     .11  $    .14


        The accompanying notes are an integral part of these statements.

               Phoenix Investment Partners, Ltd. and Subsidiaries
                        Consolidated Statements of Income
                      (in thousands, except per share data)

                                                                (Unaudited)
                                                       Six months ended June 30,
                                                             1998        1997
Revenues
Investment management fees                                 $  94,438  $ 55,683
Mutual funds - ancillary fees                                 12,622    11,152
Other income and fees                                          1,379     2,226
                                                           ---------  --------
   Total revenues                                            108,439    69,061
                                                           ---------  --------

Operating Expenses
Employment expenses                                           45,020    30,754
Other operating expenses                                      26,383    17,052
Restructuring charges                                            366
Depreciation and amortization of
  leasehold improvements                                       1,873     1,247
Amortization of goodwill and intangible assets                11,013     4,731
Amortization of deferred commissions                             605     2,836
                                                           ---------  --------
   Total operating expenses                                   85,260    56,620
                                                           ---------  --------

Operating Income                                              23,179    12,441
                                                           ---------  --------

Equity in Earnings of Unconsolidated Affiliates                2,055      (354)
                                                           ---------  --------

Other Income (Expense) - Net                                     598      (217)
                                                           ---------  --------

Gain on Sale                                                             6,907

Interest (Expense) Income - Net
Interest expense                                              (6,898)     (449)
Interest income                                                  867       623
                                                           ---------  --------
   Total interest (expense) income - net                      (6,031)      174
                                                           ---------  --------

Income to Minority Interest                                     (953)

Income Before Income Taxes                                    18,848    18,951
Provision for income taxes                                     8,292     7,865
                                                           ---------  --------
Net Income                                                    10,556    11,086

Other Comprehensive Income, Net of Tax
Foreign currency translation adjustment                         (511)     (131)
Unrealized (losses) gains on securities available-for-sale    (2,565)    4,984
   Total other comprehensive income                           (3,076)    4,853
                                                           ---------  --------
Comprehensive Income                                       $   7,480  $ 15,939
                                                           =========  ========

Net Income                                                 $  10,556  $ 11,086
Series A preferred stock dividends                             1,223     2,374
                                                           ---------  --------
Income available to common stockholders                    $   9,333  $  8,712
                                                           =========  ========


Weighted average shares outstanding
   Basic                                                      44,132    44,070
   Diluted                                                    54,162    44,479

Earnings per share
   Basic                                                   $     .21  $    .20
   Diluted                                                 $     .21  $    .20


        The accompanying notes are an integral part of these statements.

               Phoenix Investment Partners, Ltd. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                 (in thousands)

                                                               (Unaudited)
                                                       Six months ended June 30,
                                                             1998        1997
Cash Flows from Operating Activities:
  Net income                                             $ 10,556      $11,086
   Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization of
      leasehold improvements                                1,873        1,247
    Amortization of goodwill and intangible assets         11,013        4,731
    Amortization of deferred commissions                      605        2,836
    Income to minority interest                               953
    Equity in earnings of unconsolidated
      affiliates, net of dividends                            370        1,452
    Payments of deferred commissions                         (180)      (4,279)
    Gain on sale of deferred commissions asset                          (6,907)
    Changes in other operating assets                      (2,991)        (127)
    Changes in other operating liabilities                 (3,596)      (1,599)
                                                         --------      -------
   Net cash provided by operating activities               18,603        8,440
                                                         --------      -------

Cash Flows from Investing Activities:
  Repayment of short-term notes from acquisition           (5,853)
  Capital expenditures, net                                (1,482)      (1,211)
  Distributions to minority interests                        (643)
  Purchase of long-term investments                          (508)      (2,220)
  Other investing activities                                 (883)         443
  Proceeds from sale of deferred commissions asset                      26,015
  Proceeds from long-term investments                                   10,147
                                                         --------      -------
   Net cash (used in) provided by investing activities     (9,369)      33,174
                                                         --------      -------

Cash Flows from Financing Activities:
  Repayment of debt, net                                   (5,446)     (16,500)
  Dividends paid                                           (6,797)      (7,662)
  Stock repurchases                                        (2,002)      (1,550)
  Proceeds from issuance of stock                           1,118        1,653
                                                         --------      -------
   Net cash used in financing activities                  (13,127)     (24,059)
                                                         --------      -------

Net (decrease) increase in cash and cash equivalents       (3,893)      17,555
Cash and cash equivalents, beginning of period             21,872       22,466

Cash and Cash Equivalents, End of Period                 $ 17,979      $40,021
                                                         ========      =======

Supplemental Cash Flow Information:
  Interest paid                                          $   6,809     $   458
  Income taxes paid                                      $  13,140     $ 4,740










          The accompanying notes are an integral part of these statements.

               Phoenix Investment Partners, Ltd. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

1. Basis of Presentation

   The unaudited consolidated financial statements of Phoenix Investment Partners, Ltd. and subsidiaries (PXP or the Company), formerly Phoenix Duff & Phelps Corporation, included herein have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Reclassifications have been made, when necessary, to conform the prior period presentation to the current period presentation.

2. Recent Accounting Pronouncements

   PXP adopted Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income," as of January 1, 1998. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. This statement defines the components of comprehensive income as those items that were previously reported only as components of equity and were excluded from the Statement of Income. (See Note 5.)

   SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for fiscal years beginning after December 15, 1997. This statement requires the disclosure of different types of business activities and economic environments of an enterprise, as they relate to a specific segment. These disclosures are not required for interim periods in the initial year.

   As the above statements only address financial statement disclosure, they have no impact on PXP's financial results.

3. Pro Forma Results

   On July 17, 1997, PXP acquired a 74.9% majority interest in GMG/Seneca Capital Management LLC (Seneca), a San Francisco-based investment advisor, for approximately $37.5 million. On September 3, 1997, PXP acquired Pasadena Capital Corporation (PCC), the parent company of Roger Engemann & Associates, Inc., for approximately $214.0 million. Since PXP's financial statements for the second quarter of 1997 do not reflect the operations of PCC and Seneca, management believes that, for comparative purposes, the most meaningful presentation of 1997 financial results is on a pro forma basis.

   The following financial information for the three and six months ended June 30, 1998 reflects actual results for the quarter. The following pro forma financial information for the three and six months ended June 30, 1997 is derived from the historical financial statements of PXP, PCC and Seneca, and gives effect to the acquisitions of PCC and a majority interest in Seneca by PXP. The pro forma financial information has been prepared assuming these acquisitions were effected on January 1, 1997 and does not reflect the actual results that would have been obtained had the acquisitions actually taken effect on the aforementioned assumed date.

                            Three months ended June 30,Six months ended June 30,
                                  1998         1997       1998        1997
                                 Actual      Pro Forma   Actual     Pro Forma
                                  (in thousands, except per share amounts)

    Revenues                     $55,982     $ 48,945   $108,439   $101,065
                                 -------     --------   --------   --------
    Employment expenses           22,289       22,300     45,020     43,345
    Other operating expenses      16,282       14,456     29,227     29,692
    Amortization of goodwill
      and intangible assets        5,509        5,509     11,013     11,013
                                 -------     --------   --------   --------
    Operating income              11,902        6,680     23,179     17,015
    Other income - net             1,209       12,526      2,653     11,364
    Interest expense - net        (3,474)      (2,597)    (6,031)    (5,356)
    Income to minority interest     (465)        (150)      (953)      (440)
                                 -------     --------   --------   --------
    Income before income taxes     9,172       16,459     18,848     22,583
    Provision for income taxes     4,041        6,860      8,292      9,823
                                 -------     --------   --------   --------
    Net income                   $ 5,131     $  9,599   $ 10,556   $ 12,760
                                 =======     ========   ========   ========

    Earnings per share
      Basic                      $   .12     $    .19   $    .21    $   .24
      Diluted                    $   .11     $    .18   $    .21    $   .23

4. Dividends and Other Capital Transactions

   On August 6, 1998,  the  Company's  Board of  Directors  approved a quarterly
   dividend  of  $.06  per  common  share,   payable   September  10,  1998,  to
   stockholders of record on August 28, 1998.

   During the first quarter of 1998, PXP's Board of Directors voted to authorize the exchange of the 3.2 million shares of Series A Convertible Exchangeable Preferred Stock (Preferred Stock) for 6% Convertible Subordinated Debentures (Debentures), due 2015. The exchange occurred on April 3, 1998. Holders of outstanding Preferred Stock as of the exchange date received the $25.00 principal amount of the Debentures in exchange for each share of Preferred Stock, including unpaid and accrued dividends. Interest on the Debentures for the period from June 10, 1998 through September 9, 1998 will be payable on September 10, 1998 to registered holders as of August 20, 1998.

   As of June 30, 1998, the Company, in accordance with the previously announced stock repurchase program, had purchased 589,000 shares of PXP common stock for a total cost of $4.6 million.

5. Comprehensive Income

   The components of, and related tax effects for, other comprehensive income are as follows (in thousands):

    Three Months Ended June 30, 1998                           Tax
                                              Before-Tax    (Expense) Net-of-Tax
                                                 Amount      Benefit    Amount

    Foreign currency translation adjustment     $ (1,192)   $   489   $   (703)
    Unrealized losses on securities
      available-for-sale:
      Unrealized holding losses arising
       during period                              (3,610)     1,480     (2,130)
                                               --------    -------   --------
    Other comprehensive income                  $ (4,802)   $ 1,969   $ (2,833)
                                                ========    =======   ========

    Six Months Ended June 30, 1998                             Tax
                                               Before-Tax   (Expense) Net-of-Tax
                                                 Amount      Benefit    Amount

    Foreign currency translation adjustment     $   (866)   $    355   $  (511)
    Unrealized losses on securities
      available-for-sale:
      Unrealized holding losses arising
       during period                              (4,347)      1,782    (2,565)
                                                --------    --------   -------
    Other comprehensive income                  $ (5,213)   $  2,137   $(3,076)
                                                ========    ========   =======

    Three Months Ended June 30, 1997                          Tax
                                               Before-Tax   (Expense) Net-of-Tax
                                                 Amount      Benefit    Amount

    Foreign currency translation adjustment $ 112 $ (46) $ 66 Unrealized gains on securities available-for-sale:
      Unrealized holding gains arising
       during period                                7,639     (3,132)    4,507
                                                ---------   --------   -------
    Other comprehensive income                  $   7,751   $ (3,178)  $ 4,573
                                                =========   ========   =======

    Six Months Ended June 30, 1997                             Tax
                                               Before-Tax   (Expense) Net-of-Tax
                                                 Amount      Benefit    Amount

    Foreign currency translation adjustment     $   (222)   $     91   $  (131)
                                                --------    --------   --------
    Unrealized gains on securities
      available-for-sale:
      Unrealized holding gains arising
       during period                               8,020      (3,288)    4,732
      Plus: reclassification adjustment for losses
        realized in net income                       427        (175)      252
                                                ---------   --------   -------
    Net unrealized gains                           8,447      (3,463)    4,984
                                                ---------   --------   -------
    Other comprehensive income                  $  8,225    $ (3,372)  $ 4,853
                                                =========   ========   =======


   The  following  tables  summarize   accumulated  other  comprehensive  income
   balances (in thousands):

    As of June 30, 1998:                                             Accumulated
                                                Foreign  Unrealized     Other
                                               Currency   Gains on Comprehensive
                                                 Items   Securities     Income

    Balance as of December 31, 1997          $   (1,171) $   11,845  $   10,674
    Current period change                          (511)     (2,565)     (3,076)
                                             ----------  ----------  ----------
    Balance as of June 30, 1998              $   (1,682) $    9,280  $    7,598
                                             ==========  ==========  ==========


    As of December 31, 1997:                                         Accumulated
                                                Foreign  Unrealized     Other
                                               Currency   Gains on Comprehensive
                                                 Items   Securities     Income

    Balance as of December 31, 1996          $     (330) $    4,932  $    4,602
    Current period change                          (841)      6,913       6,072
                                             ----------  ----------  ----------
    Balance as of December 31, 1997          $   (1,171) $   11,845  $   10,674
                                             ==========  ==========  ==========

6. Earnings Per Share

   For the periods ended June 30, 1998 and June 30, 1997, basic and diluted earnings per share (EPS) were computed in accordance with SFAS No. 128, "Earnings per Share." Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income, adjusted for debenture interest, net of tax, by the weighted average number of common stock equivalent shares outstanding for the period, with the exception that common stock equivalents, and the related earnings effect, are ignored in the event of anti-dilution. Common stock equivalents are computed based on outstanding stock options under the non-qualified stock option plans, the conversion of the subordinated debentures to common stock, in 1998 only, and the conversion of preferred stock to common stock.

   The following tables reconcile PXP's basic earnings per share to diluted earnings per share (in thousands, except per-share amounts):

    Three Months Ended June 30, 1998
                                                                Per-Share
                                         Income       Shares      Amount

    Net income                          $ 5,131
    Less: preferred stock dividends          34

    Basic EPS
    Income available to common
      stockholders                        5,097       44,321      $  .12
                                                                  ======

    Effect of Dilutive Securities
    Stock options                                        677
    6% convertible debentures               652        9,499
    Convertible preferred stock              34
                                        -------       ------

    Diluted EPS
    Income available to common
      stockholders and assumed
      conversions                       $ 5,783       54,497      $  .11
                                        =======       ======      ======

    Six Months Ended June 30, 1998
                                                                 Per-Share
                                         Income       Shares      Amount

    Net income                          $ 10,556
    Less: preferred stock dividends       1,223

    Basic EPS
    Income available to common
      stockholders                        9,333       44,132      $  .21
                                                                  ======

    Effect of Dilutive Securities
    Stock options                                        531
    6% convertible debentures               652        9,499
    Convertible preferred stock           1,223
                                        -------       ------

    Diluted EPS
    Income available to common
      stockholders and assumed
      conversions                       $ 11,208      54,162      $  .21
                                        ========      ======      ======

    Three Months Ended June 30, 1997
                                                                Per-Share
                                         Income       Shares      Amount


    Net income                          $ 7,327
    Less: preferred stock dividends       1,189

    Basic EPS
    Income available to common
      stockholders                        6,138       44,084      $  .14
                                                                  ======

    Effect of Dilutive Securities
    Stock options                                        280
    Convertible preferred stock           1,189        9,890
                                        -------       ------

    Diluted EPS
    Income available to common
      stockholders and assumed
      conversions                       $ 7,327       54,254      $  .14
                                        =======       ======      ======


    Six Months Ended June 30, 1997
                                                                Per-Share
                                         Income       Shares      Amount


    Net income                          $ 11,086
    Less: preferred stock dividends       2,374

    Basic EPS
    Income available to common
      stockholders                        8,712       44,070      $  .20
                                                                  ======

    Effect of Dilutive Securities
    Stock options                                        409
                                        -------       ------
    Diluted EPS
    Income available to common
      stockholders and assumed
      conversions                       $ 8,712       44,479      $  .20
                                        =======       ======      ======

   In accordance with SFAS No. 128, the computation of diluted earnings per share and the respective weighted average diluted shares for the six months ended June 30, 1997, excludes the effect of the conversion of the Preferred Stock since these securities were anti-dilutive. Had the Preferred Stock not been anti-dilutive, the weighted average number of diluted shares for the six months ended June 30, 1997 would have been 54.4 million.

7. Subsequent Events

   On July 27, 1998, PXP purchased GMG/Seneca Capital Management L.P. for $.7 million, a transaction that was contemplated at the time of the Seneca acquisition.

   On July 30, 1998, PXP entered into a definitive agreement with Toronto-based First International Asset Management, Inc. to sell PXP's investment in Beutel, Goodman & Company Ltd. for US$57.5 million. As consideration, PXP will receive $45.0 million in cash and a $12.5 million three-year interest-bearing note. The transaction is expected to close by September 30, 1998 and is subject to Canadian regulatory approval.

               Phoenix Investment Partners, Ltd. and Subsidiaries


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Business Description

Phoenix Investment Partners, Ltd. and subsidiaries (PXP or the Company) provide a variety of financial services to a broad base of institutional, corporate and individual clients. The original business of PXP's predecessor company, Duff & Phelps Corporation (D&P), which was founded in 1932, was to provide clients with investment research on public utility companies. D&P grew by expanding its products and services in areas in which management believed its core investment research business provided a competitive advantage. D&P's utility research was expanded over time to include leading industrial and financial companies. As its capabilities in investment research grew, D&P built upon its reputation to establish a range of complementary financial services. D&P entered the institutional investment management business in 1979, and investment management grew to become D&P's primary business. In 1995, D&P merged with Phoenix Securities Group, Inc. (PSG), the money management subsidiary of Phoenix Home Life Mutual Insurance Company (PHL). The merger between D&P and PSG formed Phoenix Duff & Phelps Corporation, which was renamed PXP in 1998. In 1996, in order to better focus on merging and growing the retail and institutional investment management business, PXP exited the fee based investment research, investment banking and financial advisory businesses.

PXP is organized into two lines of business: retail investment management and institutional investment management. The retail investment management line of business provides discretionary investment management services to individuals and individually managed account clients. Individually managed accounts are primarily administered through broker-dealer sponsored and distributed wrap programs offered to high net-worth individuals. The institutional investment management line of business provides discretionary and advisory investment management services primarily to corporate entities and multi-employer retirement funds, as well as endowment, insurance and other special purpose funds. PXP, through its subsidiaries, provides investment management services on a discretionary basis (including administrative services) to retail accounts, consisting of open-end mutual funds and individually managed accounts. In addition, PXP provides discretionary and advisory investment management services to institutional accounts, including three closed-end mutual funds.

Investment management fees for the management of discretionary accounts are based on the asset value of the investment portfolios under management, while fees for advisory accounts are at fixed rates. A major portion of institutional account revenues is earned from managing the general account of PXP's majority shareholder, PHL. Management fee revenues from PHL represent approximately 12.5% of total institutional account management fee revenue for the six months ended June 30, 1998. Mutual fund shares and variable annuity products are distributed by Phoenix Equity Planning Corporation (PEPCO), a wholly-owned subsidiary of PXP, under sales agreements with unaffiliated national and regional broker-dealers and financial institutions and registered representatives of WS Griffith & Co., Inc. (Griffith). Griffith is a registered broker-dealer subsidiary of PHL engaged in the retail distribution of mutual funds and variable annuity contracts. Griffith is currently one of the largest sellers of PXP's retail investment products, accounting for approximately 5% and 74% of mutual fund and variable annuity product sales, respectively, as of June 30, 1998. Through Griffith, PEPCO obtains the services of more than 1,250 PHL insurance agents and brokers who are registered representatives of Griffith.

The following table summarizes revenues, pre-tax income and assets under management by line of business as of, and for the six months ended, June 30, 1998 and 1997, respectively:

                                                          Assets Under
                       Revenues       Pre-Tax Income       Management
                    1998      1997     1998      1997     1998     1997
                             (in thousands)               (in millions)
Retail            $69,987   $42,487  $ 9,002   $15,116  $20,378   $11,969
Institutional      37,402    25,524    7,127     3,088   30,169    22,428
Other               1,050     1,050    2,719       747
                  -------   -------  -------   -------  -------   -------
Total            $108,439   $69,061  $18,848   $18,951  $50,547   $34,397
                 ========   =======  =======   =======  =======   =======

Results of Operations

Assets Under Management

At June 30, 1998, PXP had $50.5 billion of assets under management, an increase of $1.2 billion (2.5%) from March 31, 1998, and $16.1 billion (46.8%) from June 30, 1997. The increase from June 30, 1997 is primarily the result of the acquisitions of Pasadena Capital Corporation (PCC), on September 3, 1997, and a majority interest in Seneca Capital Management LLC (Seneca), on July 17, 1997, which increased assets under management by $12.3 billion as of June 30, 1998. Since the revenues of the Company are substantially earned based upon assets under management, this information is important to an understanding of the business.

                                                        Historical Pro Forma
                         June 30, March 31, December 31, June 30,   June 30,
                           1998      1998       1997       1997       1997
                                            (in millions)
Retail:
 Open-end Mutual Funds   $ 13,867  $14,085    $ 13,001   $ 11,727  $ 12,604
 Managed Accounts  *        6,511    6,315       5,559        242     5,328
                         --------  -------    --------   --------  --------
                           20,378   20,400      18,560     11,969    17,932

Institutional:
 Closed-end Mutual Funds    3,380    3,373       3,336      3,015     3,015
 Institutional Accounts ** 18,430   17,207      16,155     12,367    16,241
 PHL General Account        8,359    8,324       8,351      7,046     7,046
                         --------  -------    --------   --------  --------
                           30,169   28,904      27,842     22,428    26,302
                         --------  -------    --------   --------  --------

                         $ 50,547  $49,304    $ 46,402   $ 34,397  $ 44,234
                         ========  =======    ========   ========  ========

* Managed Accounts represent assets which are individually managed for retail clients.
** Institutional  Accounts  include 100% of the assets managed by Seneca Capital
   Management.


Three Months Ended June 30, 1998 Compared with Three Months Ended June 30, 1997
- Historical

Revenues for the three months ended June 30, 1998 of $56.0 million, which includes $20.5 million for PCC and Seneca, increased $22.8 million (69%) from $33.2 million for the same period in 1997. Excluding the effects of PCC and Seneca, the Company's revenues for the three months ended June 30, 1998 increased $2.3 million (7%) compared to the same period in 1997.

Investment management fees of $48.8 million for the three months ended June 30, 1998, which includes $18.6 million for PCC and Seneca, increased $21.9 million (82%) as compared to $26.8 million for the same period in 1997. Management fees earned from open-end mutual funds, including institutional mutual funds, increased $1.5 million, of which $1.1 million is due to an increase in average assets under management as a result of investment performance in the second quarter of 1998. The remaining increase is primarily due to a change in the asset mix. Management fees earned from closed-end mutual funds, PHL sponsored variable annuity products, and managed accounts increased $1.3 million primarily as a result of an increase in average assets under management, due to investment performance. Management fees earned from managing PHL's general account increased $.3 million as a result of a $1.5 billion increase in average assets under management offset, in part, by a change in the fee structure. Institutional accounts management fees increased $.3 million as a result of a change in asset mix, as well as an increase in average assets under management. The addition of several new mutual funds in the latter part of 1997 for which the advisors, subsidiaries of the Company, agreed to waive or reimburse expenses to the extent they exceeded limits detailed in the funds' prospectuses, decreased revenues by $.3 million.

Mutual funds - ancillary fees of $6.5 million for the three months ended June 30, 1998, which includes $1.8 million for PCC, increased $1.1 million (21%) as compared to $5.3 million for the same period in 1997. Fund accounting fees earned on open-end mutual funds and PHL sponsored variable annuity products increased $.3 million primarily as a result of an increase in average assets under management and an approved change in the fee structure. This change was implemented to reimburse Phoenix Equity Planning Corporation (PEPCO) for operating costs related to the out-sourcing of substantially all of PXP's fund accounting operations in the first quarter of 1998. Net distributor fees decreased $.8 million primarily as a result of the sale of the then existing deferred commissions asset (excluding PCC's) in June of 1997. Shareholder service agent fees decreased $.2 million as a result of a decline in mutual fund shareholder accounts.

Other income and fees of $.7 million for the three months ended June 30, 1998, which includes $.2 million of contingent deferred sales charge (CDSC) income from the Phoenix-Engemann B share mutual funds, decreased $.3 million (27%) as compared to $1.0 million for the same period in 1997, due to reduced CDSC income resulting from the sale of the Company's then existing deferred commissions asset.

Employment expenses of $22.3 million for the three months ended June 30, 1998, which includes $6.9 million for PCC and Seneca, increased $7.0 million (46%) as compared to $15.3 million for the same period in 1997. Incentive compensation increased $.9 million resulting from improved performance by several portfolio managers and research analysts, as well as an increase in sales-based and management incentives. The retirement of a key executive in the second quarter of 1997 decreased employment expenses by $.1 million. Annual salary adjustments were offset, in part, by a reduction in the average number of employees during the second quarter of 1998 as compared to the same period in the prior year.

Other operating expenses of $14.9 million for the three months ended June 30, 1998, which includes $2.4 million for PCC and Seneca, increased $6.0 million (68%) as compared to $8.9 million for the same period in 1997. Other operating expenses increased $1.7 million as a result of payments to a third party administrator related to the out-sourcing of substantially all of PXP's fund accounting operations in the first quarter of 1998. Other operating expenses increased $1.2 million as a result of additional administrative costs incurred on behalf of PCC and Seneca, a portion of which are recovered by administrative fees earned on the Phoenix-Engemann Funds. The use of consultants, primarily for information technology purposes, increased other operating expenses by $.6 million. PXP recorded a one-time loss of $.6 million in the second quarter of 1997 relating to the sub-lease of certain office space.

Restructuring charges of $.2 million for the three months ended June 30, 1998 represent the final costs resulting from the Company's decision to out-source substantially all of its fund accounting operations effective in the first quarter of 1998.

Depreciation and amortization of leasehold improvements of $1.0 million for the three months ended June 30, 1998, which includes $.2 million for PCC and Seneca, increased $.4 million (58%) from $.6 million for the same period in 1997 as a result of capital assets purchased since June, 1997.

Amortization of goodwill and intangible assets of $5.5 million for the three months ended June 30, 1998 increased $3.1 million (133%) as compared to $2.4 million for the same period in 1997 as a result of the amortization of the intangible assets and goodwill identified in the preliminary purchase price allocations of PCC and Seneca.

Amortization of deferred commissions of $.3 million for the three months ended June 30, 1998, which relates entirely to sales of the Phoenix-Engemann B share mutual funds, decreased $.9 million (77%) as compared to $1.1 million for the same period in 1997 as a result of the sale of PXP's then existing deferred commissions asset (excluding PCC's) in the second quarter of 1997, which eliminated the amortization charge.

Operating income of $11.9 million for the three months ended June 30, 1998 increased $6.9 million (140%) as compared to $5.0 million for the same period in 1997 as a result of the changes discussed above.

Equity in earnings of unconsolidated affiliates of $1.1 million for the three months ended June 30, 1998 increased $.5 million (94%) as compared to $.6 million for the same period in 1997. PXP's share of equity earnings from Greystone Financial Group (GFG) was zero in the second quarter of 1998 compared to a $.2 million loss in the second quarter of 1997. Income from the investment in Beutel Goodman & Company Ltd. (BG) increased $.3 million.

Other income - net of less than $.1 million for the three months ended June 30, 1998, remained essentially unchanged as compared to the same period in 1997.

In the second quarter of 1997, a $6.9 million non-recurring gain was recognized on the sale of the Company's deferred commissions asset, excluding PCC's.

Interest expense - net of $3.5 million for the three months ended June 30, 1998, which includes $.1 million of net interest income for PCC and Seneca, increased $3.6 million as compared to net interest income of $.1 million for the same period in 1997. Interest charges from financing the PCC and Seneca acquisitions resulted in $2.8 million of additional interest offset, in part, by a decrease in interest expense of $.2 million due to the elimination of outstanding debt on a previous credit facility. The exchange of PXP's preferred stock to convertible debentures in the second quarter of 1998 resulted in $1.1 million of additional interest expense.

Income to minority interest of $.5 million for the three months ended June 30, 1998 represents the minority shareholders' interest in the equity earnings of Seneca, which is fully consolidated in the Company's financial statements.

The effective tax rate of 44% for the three months ended June 30, 1998 increased from 42% for the same period in 1997. This increase represents the effect of non-deductible goodwill amortization resulting from the PCC acquisition.

As a result of the variances discussed above, net income for the three months ended June 30, 1998 of $5.1 million decreased $2.2 million (30%) compared to $7.3 million for the second quarter of 1997.


Six Months Ended June 30, 1998 Compared with Six Months Ended June 30, 1997 - Historical

Revenues for the six months ended June 30, 1998 of $108.4 million, which includes $39.3 million for PCC and Seneca, increased $39.4 million (57%) from $69.1 million for the same period in 1997. Excluding the effects of PCC and Seneca, the Company's revenues for the six months ended June 30, 1998 remained essentially unchanged compared to the same period in 1997.

Investment management fees of $94.4 million for the six months ended June 30, 1998, which includes $35.5 million for PCC and Seneca, increased $38.8 million (70%) as compared to $55.7 million for the same period in 1997. Management fees earned from open-end mutual funds, including institutional mutual funds, closed-end mutual funds, PHL sponsored variable annuity products, and managed accounts increased $4.5 million as a result of an increase in average assets under management. The increase in average assets under management is primarily the result of investment performance in the first half of 1998. Management fees earned from managing PHL's general account increased $.6 million as a result of a $1.5 billion increase in average assets under management offset, in part, by a change in the fee structure. Institutional accounts management fees decreased $.7 million primarily due to a decrease in the average blended basis points earned. Funds under reimbursement, a reduction to revenues, increased $.8 million primarily due to the addition of several new mutual funds in the latter part of 1997 for which the advisors, subsidiaries of the Company, agreed to waive or reimburse expenses to the extent they exceeded limits detailed in the funds' prospectuses.

Mutual funds - ancillary fees of $12.6 million for the six months ended June 30, 1998, which includes $3.6 million for PCC, increased $1.5 million (13%) as compared to $11.2 million for the same period in 1997. Fund accounting fees earned on open-end mutual funds and PHL sponsored variable annuity products increased $.7 million primarily as a result of an increase in average assets under management and an approved change in the fee structure. This change was implemented to reimburse PEPCO for additional administrative costs related to the out-sourcing of substantially all of PXP's fund accounting operations in the first quarter of 1997. Net distributor fees decreased $2.5 million primarily as a result of the sale of the then existing deferred commissions asset (excluding PCC's) in June of 1997. Shareholder service agent fees decreased $.3 million as a result of a decline in mutual fund shareholder accounts.

Other income and fees of $1.4 million for the six months ended June 30, 1998, which includes $.3 million of CDSC income from the Phoenix-Engemann B share mutual funds, decreased $.8 million (38%) as compared to $2.2 million for the same period in 1997, primarily due to reduced CDSC income resulting from the sale of the Company's deferred commissions asset.

Employment expenses of $45.0 million for the six months ended June 30, 1998, which includes $13.3 million for PCC and Seneca, increased $14.3 million (46%) as compared to $30.8 million for the same period in 1997. Incentive compensation increased $1.8 million resulting from improved performance by several portfolio managers and research analysts, as well as an increase in sales-based and management incentives. The resignation and retirement of two key executives in the first half of 1997, decreased employment expenses in the first six months of 1998 by $.6 million. Annual salary adjustments were offset, in part, by a reduction in the average number of employees as compared to the same period in the prior year.

Other operating expenses of $26.4 million for the six months ended June 30, 1998, which includes $5.0 million for PCC and Seneca, increased $9.3 million (55%) as compared to $17.1 million for the same period in 1997. Other operating expenses increased $2.0 million as a result of payments to a third party administrator related to the out-sourcing of substantially all of PXP's fund accounting operations in the first quarter of 1998. Other administrative expenses increased $1.6 million as a result of additional administrative costs incurred on behalf of PCC and Seneca, a portion of which are recovered by administrative fees earned on the Phoenix-Engemann Funds. The use of consultants, primarily for information technology purposes, increased other operating expenses by $.8 million. PXP recorded a one-time loss of $.6 million in the second quarter of 1997 relating to the sub-lease of certain office space.

Restructuring charges of $.4 million for the six months ended June 30, 1998 are the result of the Company's decision to out-source substantially all of its fund accounting operations effective in the first quarter of 1998.

Depreciation and amortization of leasehold improvements of $1.9 million for the six months ended June 30, 1998, which includes $.3 million for PCC and Seneca, increased $.6 million (50%) from $1.2 million for the same period in 1997 as a result of capital assets purchased since June, 1997.

Amortization of goodwill and intangible assets of $11.0 million for the six months ended June 30, 1998 increased $6.3 million (133%) as compared to $4.7 million for the same period in 1997 as a result of the amortization of the intangible assets and goodwill identified in the preliminary purchase price allocations of PCC and Seneca.

Amortization of deferred commissions of $.6 million for the six months ended June 30, 1998, which relates entirely to the Phoenix-Engemann B share mutual funds, decreased $2.2 million (79%) as compared to $2.8 million for the same period in 1997 primarily as a result of the sale of PXP's then existing deferred commissions asset (excluding PCC's) in the second quarter of 1997, which eliminated the amortization charge.

Operating income of $23.2 million for the six months ended June 30, 1998 increased $10.7 million (86%) as compared to $12.4 million for the same period in 1997 as a result of the changes discussed above.

Equity in earnings of unconsolidated affiliates of $2.1 million for the six months ended June 30, 1998 increased $2.4 million as compared to $(.4) million for the same period in 1997. PXP recorded a $1.5 million loss in 1997 related to the liquidation of Windy City CBO Partners, L.P. (WCCBO) in early 1997. PXP's share of equity earnings fr om GFG was zero for the six months ended June 30, 1998 compared to a $.5 million loss for the six months ended June 30, 1997. Income from the investment in BG increased $.5 million.

Other income - net of $.6 million for the six months ended June 30, 1998, which includes $.4 million for PCC and Seneca, increased $.8 million as compared to $(.2) million for the same period in 1997.

In the second quarter of 1997, a $6.9 million non-recurring gain was recognized on the sale of the Company's deferred commissions asset, excluding PCC's.

Interest expense - net of $6.0 million for the six months ended June 30, 1998, which includes $.2 million for PCC and Seneca, increased $6.2 million as compared to net interest income of $.2 million for the same period in 1997. Interest charges from financing the PCC and Seneca acquisitions resulted in $5.8 million of additional interest offset, in part, by a decrease in interest expense of $.4 million due to the elimination of outstanding debt on a previous credit facility.The exchange of PXP's preferred stock for convertible debentures in the second quarter of 1998 resulted in $1.1 million of additional interest expense.

Income to minority interest of $1.0 million for the six months ended June 30, 1998 represents the minority shareholders' interest in the equity earnings of Seneca, which is fully consolidated in the Company's financial statements.

The effective tax rate of 44% for the six months ended June 30, 1998 increased from 42% for the same period in 1997. This increase represents the effect of non-deductible goodwill amortization resulting from the PCC acquisition.

As a result of the variances discussed above, net income for the six months ended June 30, 1998 of $10.6 million decreased $.5 million (5%) compared to $11.1 million for the six months ended June 30, 1997.


Three Months Ended June 30, 1998 Compared with Pro Forma Three Months Ended June 30, 1997
(see Note 3)

Revenues of $56.0 million for the three months ended June 30, 1998 increased $7.0 million (14%) as compared to pro forma $48.9 million for the same period in 1997.

Investment management fees of $48.8 million for the three months ended June 30, 1998 increased $8.2 million (20%) from pro forma $40.6 million for the same period in 1997. Management fees earned from open-end mutual funds, including institutional mutual funds, increased $2.5 million, of which $2.1 million is due to an increase in average assets under management primarily as a result of investment performance in the second quarter of 1998. The remaining increase is primarily due to a change in the asset mix. Management fees earned from closed-end mutual funds, PHL sponsored variable annuity products, and managed accounts increased $3.9 million primarily as a result of an increase in average assets under management. Management fees earned from managing PHL's general account increased $.3 million as a result of a $1.5 billion increase in average assets under management offset, in part, by a change in the fee structure. Institutional accounts management fees increased $1.6 million as a result of a change in asset mix, as well as an increase in average assets under management. The addition of several new mutual funds in the latter part of 1997 for which the advisors, subsidiaries of the Company, agreed to waive or reimburse expenses to the extent they exceeded limits detailed in the funds' prospectuses, decreased revenues by $.3 million.

Mutual funds - ancillary fees of $6.5 million for the three months ended June 30, 1998 decreased $.9 million (12%) from pro forma $7.4 million for the same period in 1997. Net distributor fees decreased $1.0 million due the sale of the deferred commissions asset in the second quarter of 1997 offset, in part, by fees earned from the Phoenix-Engemann Funds. Fund accounting fees earned on open-end mutual funds and PHL sponsored variable annuity products increased $.3 million primarily as a result of an increase in average assets under management and an approved change in the fee structure. This change was implemented to reimburse PEPCO for additional administrative costs related to the out-sourcing of substantially all of PXP's fund accounting operations in the first quarter of 1998. Shareholder service agent fees decreased $.3 million as a result of a decline in mutual fund shareholder accounts.

Other income and fees of $.7 million for the three months ended June 30, 1998 decreased $.2 million (22%) from pro forma $.9 million for the same period in 1997, primarily as a result of reduced CDSC income resulting from the sale of the Company's then existing deferred commissions asset (excluding PCC's) in June 1997.

Employment expenses of $22.3 million for the three months ended June 30, 1998 remained unchanged from the same pro forma period in 1997. Incentive compensation increased by $.9 million resulting from improved performance by several portfolio managers and research analysts, as well as an increase in certain management and subsidiary profit and revenue based incentive programs. The retirement of a key executive in the second quarter of 1997 decreased employment expenses by $.1 million. Annual salary adjustments were offset, in part, by a reduction in the average number of employees during the second quarter of 1998 as compared to the same period in the prior year.

Other operating expenses of $16.3 million for the three months ended June 30, 1998 increased $1.8 million (13%) as compared to pro forma $14.5 million for the same period in 1997. Amortization of deferred commissions decreased $1.9 million as a result of the sale of the Company's deferred commissions asset, excluding PCC's, in June 1997. Other operating expenses increased $1.7 million as a result of charges paid to a third party administrator related to the out-sourcing of substantially all of PXP's fund accounting operations in the first quarter of 1998. Other operating expenses increased $1.2 million as a result of additional administrative costs incurred on behalf of PCC and Seneca, a portion of which are recovered by administrative fees earned on the Phoenix-Engemann Funds. The use of consultants, primarily for information technology purposes, increased other operating expenses by $.6 million. Restructuring charges increased $.2 million also as a result of the out-sourcing of substantially all of PXP's fund accounting operations. Depreciation and amortization of leasehold improvements increased by $.4 million, as a result of additional capital assets purchases since June, 1997. PXP recorded a one-time loss of $.6 million in the second quarter of 1997 relating to the sub-lease of certain office space.

Amortization of goodwill and intangibles of $5.5 million for the three months ended June 30, 1998 was the same as pro forma 1997.

Other income - net of $1.2 million for the three months ended June 30, 1998 decreased $11.3 million as compared to pro forma $12.5 million for the same period in 1997. A $6.9 million non-recurring gain was recognized on the sale of the Company's deferred commissions asset, excluding PCC's, in the second quarter of 1997. A non-recurring gain of $5.0 million was realized in the second quarter of 1997 by PCC from the sale of its investment in its own mutual funds. Equity income from the Company's investment in BG increased $.3 million. PXP's share of equity earnings from GFG was zero in the second quarter of 1998 compared to a $.2 million loss in the first quarter of 1997.

Interest expense - net of $3.5 million for the three months ended June 30, 1998 increased $.9 million (34%) as compared to pro forma $2.6 million for the same period in 1997 primarily from the exchange of PXP's preferred stock for convertible debentures in the second quarter of 1998, which contributed $1.1 million to interest expense. Interest expense decreased $.2 million due to the elimination of outstanding debt on a previous credit facility.

Income to minority interest of $.5 million for the three months ended June 30, 1998 increased $.3 million (210%) as compared to pro forma $.2 million for the same period in 1997 as a result of Seneca's increased earnings.

Net income of $5.1 million for the three months ended June 30, 1998 decreased $4.5 million (47%) as compared to pro forma $9.6 million for the same period in 1997, as a result of the above. The effective tax rate increased to 44% for the three months ended June 30, 1998 from 42% for the same period in 1997. Non-recurring gains of $11.9 million in the second quarter of 1997 reduced the effective tax rate for that quarter.


Six Months Ended June 30, 1998 Compared with Pro Forma Six Months Ended June 30, 1997
(see Note 3)

Revenues of $108.4 million for the six months ended June 30, 1998 increased $7.4 million (7%) as compared to pro forma $101.1 million for the same period in 1997.

Investment management fees of $94.4 million for the six months ended June 30, 1998 increased $10.7 million (13%) from pro forma $83.8 million for the same period in 1997. Management fees earned on open-end mutual funds, including institutional mutual funds, closed-end mutual funds, PHL's general account, PHL sponsored variable annuity products, and managed accounts, increased approximately $10.4 million due to increased average assets under management. The increase in average assets under management is primarily the result of investment performance in the first half of 1998. Management fees earned from institutional accounts increased $1.9 million due to increased assets under management offset, in part, by a $.7 million decrease due to a decrease in the average blended basis points earned. Funds under reimbursement, a reduction to revenues, increased $.8 million primarily due to the addition of several new mutual funds in the latter part of 1997 for which the advisors, subsidiaries of the Company, agreed to waive or reimburse expenses to the extent they exceeded limits detailed in the funds' prospectuses.

Mutual funds - ancillary fees of $12.6 million for the six months ended June 30, 1998 decreased $2.2 million (15%) from pro forma $14.8 million for the same period in 1997. Net distributor fees decreased $2.6 million due to the sale of the deferred commissions asset (excluding PCC's) offset, in part, by fees earned from the Phoenix-Engemann Funds. Fund accounting fees earned on open-end mutual funds and PHL sponsored variable annuity products increased $.7 million primarily as a result of an increase in average assets under management and an approved change in the fee structure. This change was implemented to reimburse PEPCO for additional administrative costs related to the out-sourcing of substantially all of PXP's fund accounting operations. Shareholder service agent fees decreased $.5 million as a result of a decline in mutual fund shareholder accounts.

Other income and fees of $1.4 million for the six months ended June 30, 1998 decreased $1.1 million (44%) from pro forma $2.5 million for the same period in 1997, primarily as a result of the sale of the Company's then existing deferred commissions asset in June 1997.

Employment expenses of $45.0 million for the six months ended June 30, 1998 increased $1.7 million (4%) as compared to pro forma $43.3 million for the same period in 1997. Incentive compensation increased $1.8 million resulting from improved performance by several portfolio managers and research analysts, as well as an increase in certain management and subsidiary profit and revenue based incentive programs. The resignation and retirement of two key executives in the first half of 1997, decreased employment expenses by $.6 million. Annual salary adjustments were offset, in part, by a reduction in the average number of employees as compared to the same period in the prior year.

Other operating expenses of $29.2 million for the six months ended June 30, 1998 decreased $.5 million (2%) as compared to pro forma $29.7 million for the same period in 1997. Amortization of deferred commissions decreased $2.8 million as a result of the sale of the Company's then existing deferred commissions asset, excluding PCC's, in June 1997. The use of consultants, primarily for information technology purposes, increased other operating expenses by $.8 million. Other operating expenses increased by $2.0 million as a result of payments to a third party administrator related to the out-sourcing of substantially all of PXP's fund accounting operations in the first quarter of 1998. The Company incurred $.4 million in restructuring charges as a result of this out-sourcing.
Depreciation and amortization of leasehold improvements increased by $.2 million. PXP recorded a one-time loss of $.6 million in the second quarter of 1997 relating to the sub-lease of certain office space.

Amortization of goodwill and intangibles of $11.0 million for the six months ended June 30, 1998 was the same as pro forma 1997.

Other income - net of $2.7 million for the six months ended June 30, 1998 decreased $8.7 million (76%) as compared to pro forma $11.4 million for the same period in 1997. A $6.9 million non-recurring gain was recognized on the sale of the Company's deferred commissions asset, excluding PCC's, in the second quarter of 1997. A non-recurring gain of $5.0 million was realized in the second quarter of 1997 by PCC from the sale of its investment in its own mutual funds. Equity income from the Company's investment in BG increased $.5 million. PXP recorded a $1.5 million loss in 1997 related to the liquidation of WCCBO in early 1997. PXP's share of equity earnings from GFG was zero for the six months ended June 30, 1998 compared to a $.5 million loss for the six months ended June 30, 1997.

Interest expense - net of $6.0 million for the six months ended June 30, 1998 increased $.7 million (13%) as compared to pro forma $5.4 million for the same period in 1997 primarily from the exchange of PXP's preferred stock for convertible debentures in the second quarter of 1998, which resulted in $1.1 million of additional interest expense. Interest expense decreased $.4 million due to the elimination of outstanding debt on a previous credit facility.

Income to minority interest of $1.0 million for the six months ended June 30, 1998 increased $.5 million (117%) as compared to pro forma $.4 million for the same period in 1997 as a result of Seneca's increased earnings.

Net income of $10.6 million for the six months ended June 30, 1998 decreased $2.2 million (17%) as compared to pro forma $12.8 million for the same period in 1997 as a result of the above. The effective tax rate increased to 44% for the six months ended June 30, 1998 from 43% for the same period in 1997. Non-recurring gains of $11.9 million in the second quarter of 1997 reduced the effective tax rate in 1997.

Liquidity and Capital Resources

The Company's business is not considered to be capital intensive. Working capital requirements for the Company have historically been provided by operating cash flows. It is expected that such cash flows will continue to serve as the principal source of working capital for the Company for the near future. The Company's assets are primarily liquid in nature and are not significantly affected by inflation. The effects of inflation may result in increased employee compensation, occupancy costs, and promotional costs. An increase in interest rates or a substantial decline in the value of fixed income or equity securities which causes a significant decline in the net asset value of the funds managed by the Company would adversely affect the Company's financial condition and results of operations.

The Company's current capital structure, as of August 10, 1998, includes 44.2 million shares of common stock and $76.4 million of 6% Convertible Subordinated Debentures with a principal value of $25.00 per debenture. The current quarterly dividend rate on common stock is $.06 per share. If the dividend rate remains constant for 1998, the total annual dividend on common stock would be approximately $10.6 million based upon shares outstanding at June 30, 1998. The total annual interest expense on the debentures based upon debentures outstanding at June 30, 1998, at an interest rate of 6%, would be $4.6 million.

The Company has an agreement with a consortium of banks providing for a $200 million five year credit facility, with no required principal repayments prior to maturity in August 2002. The outstanding obligation under the credit facility at June 30, 1998 was $180 million. An interest rate of approximately 6.0% was in effect on this borrowing as of June 30, 1998. The credit agreement contains financial and operating covenants including, among other provisions, requirements that the Company maintain certain financial ratios and satisfy certain financial tests, restrictions on the ability to incur indebtedness, and limitations on the amount of the Company's capital expenditures. At June 30, 1998, the Company was in compliance with all covenants contained in the credit agreement. The Company believes that funds from operations and amounts available under the credit facility will provide adequate liquidity for the foreseeable future.

Management considers the liquidity of the Company to be adequate to meet present and anticipated needs.


Impact of the Year 2000 Issue

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of a company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based upon Company assessments, it has been determined that the Company will be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will be mitigated. It is anticipated that such modifications and conversions will be completed on a timely basis. The failure of computer programs to recognize the year 2000 could have a negative impact on, but is not limited to, the handling of securities trades, the pricing of securities and the servicing of client accounts. If such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company has initiated formal communications with all of its software vendors, service providers and information providers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The Company's total Year 2000 project cost and estimate to complete include the estimated costs and time associated with the impact of a third party's Year 2000 Issue, and are based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted timely, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

The Company will utilize internal resources to reprogram, or replace, and test the software for Year 2000 modifications. Certain systems are already in the process of being converted due to previous Company initiatives. The Company plans to complete the reprogramming phase of the Year 2000 project by December 31, 1998 and the testing phase by June 30, 1999. The total cost of the Year 2000 project is estimated at $5.5 million and is being funded through operating cash flows, which will be expensed as incurred over the next two years. To date, the Company has incurred approximately $1.0 million related to the assessment of its Year 2000 project, and the development of a Year 2000 plan, remediation and testing. The total cost to the Company to become Year 2000 compliant is not expected to have a material impact on the Company's results of operations.

The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.


Cautionary Statement Under Section 21E of the Securities Exchange Act of 1934

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

PART II. Other Information

 Item 4. Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of Stockholders of the registrant was held May 7, 1998 for the election of directors and approval of amendment to the registrant's Certificate of Incorporation to change the corporate name to Phoenix Investment Partners, Ltd.

     (b) The following persons were re-elected Directors of the registrant and each continued to hold office after the meeting.

         John T. Anderson               Edward P. Lyons
         Clyde E. Bartter               Philip R. McLoughlin
         Richard H. Booth               James M. Oates
         Glen D. Churchill              Calvin J. Pedersen
         Robert W. Fiondella            Donna F. Tuttle
         Michael E. Haylon              Ferdinand L. Verdonck
         Marilyn E. LaMarche            David A. Williams



     (c) Two matters were voted upon:

         The results of the election of directors are as follows:

         Candidate:               For:      Against/Withheld   Abstain/Non-vote:

         John T. Anderson      40,924,415         79,977               0
         Clyde E. Bartter      40,935,098         69,294               0
         Richard H. Booth      40,939,285         65,107               0
         Glen D. Churchill     40,936,760         67,632               0
         Robert W. Fiondella   40,939,265         65,127               0
         Michael E. Haylon     40,939,285         65,107               0
         Marilyn E. LaMarche   40,924,440         79,952               0
         Edward P. Lyons       40,935,540         68,852               0
         Philip R. McLoughlin  40,934,595         69,797               0
         James M. Oates        40,939,285         65,107               0
         Calvin J. Pedersen    40,929,098         75,294               0
         Donna F. Tuttle       40,939,285         65,107               0
         Ferdinand L. Verdonck 40,926,940         77,452               0
         David A. Williams     40,926,915         77,477               0

         The results of the proposal to amend the registrant's Certificate of Incorporation to change the corporate name are as follows:

              For:                            40,935,859
              Against/Withheld:                   53,162
              Abstain/Non-vote:                   15,371

         On the basis of the vote, the amendment to the Certificate of Incorporation was approved.

 Item 6. Exhibits and Reports on Form 8-K

     (a) The following documents are filed as part of these reports:

     1.   Exhibits

         3(c) Certificate of Amendment to the Certificate of Incorporation dated as of May 11, 1998 changing the registrant's name from `Phoenix Duff & Phelps Corporation' to `Phoenix Investment Partners, Ltd.'.

     (b) Reports on Form 8-K.

         No items filed.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Phoenix Investment Partners, Ltd.




August 11, 1998                     /s/ Philip R. McLoughlin
                                    ------------------------
                                    Philip R. McLoughlin, Chairman and
                                    Chief Executive Officer


August 11, 1998                     /s/ William R. Moyer
                                    --------------------
                                    William R. Moyer, Chief Financial Officer

                                                                    Exhibit 3(c)

                            CERTIFICATE OF AMENDMENT
                                     TO THE
                          CERTIFICATE OF INCORPORATION
                                       OF
                        PHOENIX DUFF & PHELPS CORPORATION


      Phoenix Duff & Phelps Corporation, a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware (the "Corporation"), DOES HEREBY CERTIFY:

      FIRST: That the Board of Directors of the Corporation at a meeting duly called and held on February 5, 1998 adopted a resolution setting forth a proposed amendment of the Restated Certificate of Incorporation of the Corporation, declaring said amendment to be advisable and directing that said amendment be submitted to the stockholders of the Corporation for their approval at the 1998 annual meeting of stockholders. The effect of said amendment would be to cause Article First of the Certificate of Incorporation of the Corporation to be amended to read in its entirety as follows:

      "First: The name of the corporation is Phoenix Investment Partners, Ltd. (hereinafter the "Corporation")."

      SECOND: That thereafter the 1998 annual meeting of stockholders of the Corporation was duly called and held on May 7, 1998 upon notice in accordance with Section 222 of the General Corporation Law of the State of Delaware at which meeting the necessary number of shares as required by statute were voted in favor of the amendment.

      THIRD: That said amendment was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

      FOURTH: That said amendment shall become effective at 12:01 a.m. Eastern Time on May 11, 1998.

      IN WITNESS WHEREOF, the Corporation has caused the Certificate of Amendment to be executed by its duly authorized officer, as of the 7th day of May, 1998.

ATTEST:                             PHOENIX DUFF & PHELPS CORPORATION


By: /s/ Thomas N. Steenburg                By: /s/ Philip R. McLoughlin
    Thomas N. Steenburg                        Philip R. McLoughlin
    Vice President & Counsel                   Chief Executive Officer