Form 10-Q
period 1998-09-30
PHOENIX DUFF & PHELPS CORP
filed 1998-11-12
CIK 883237

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


                     For the quarterly period ended September 30, 1998



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


On October 31, 1998, the registrant had 43,457,971 shares of $.01 par value common stock outstanding.

                     PHOENIX INVESTMENT PARTNERS, LTD. AND SUBSIDIARIES

                        Quarter Ended September 30, 1998

                                      Index


PART I   -   FINANCIAL INFORMATION:

                                                                         Page
  Item 1.  Consolidated Financial Statements:

           Consolidated Condensed Statements of Financial Condition.    3
              September 30, 1998 and December 31, 1997

           Consolidated Statements of Income .......................    4
              Three Months Ended September 30, 1998 and
              Three Months Ended September 30, 1997

           Consolidated Statements of Income .......................    5
              Nine Months Ended September 30, 1998 and
              Nine Months Ended September 30, 1997

           Consolidated Condensed Statements of Cash Flows .........    6
              Nine Months Ended September 30, 1998 and
              Nine Months Ended September 30, 1997

           Notes to the Consolidated Financial Statements...........    7


  Item 2.  Management's Discussion and Analysis of:

           Results of Operations and Financial Condition............   13

           Liquidity and Capital Resources..........................   22

           Impact of the Year 2000 Issue............................   22

           Cautionary Statement Under Section 21E of the Securities Exchange
           Act of 1934..............................................   23


PART II   -   OTHER INFORMATION:


  Item 4.  Submission of Matters to a Vote of Security Holders......   24

  Item 6.  Exhibits and Reports on Form 8-K.........................   24

  Signatures........................................................   25

PART  I. Financial Information
 Item 1. Consolidated Financial Statements


                     Phoenix Investment Partners, Ltd. and Subsidiaries
                  Consolidated Condensed Statements of Financial Condition
                                    (in thousands)
                                                      (Unaudited)
                                                      September 30, December 31,
                                                            1998        1997
Assets
Current Assets
 Cash and cash equivalents                                $  23,121   $ 21,872
 Marketable securities, at market                            16,531     12,000
 Accounts receivable                                         33,627     31,537
 Prepaid expenses and other current assets                    2,992      2,712
                                                          ---------   --------
   Total current assets                                      76,271     68,121

Deferred commissions                                          3,183      3,998
Furniture, equipment and leasehold improvements, net          9,062     10,071
Goodwill and intangible assets, net                         452,376    468,117
Investment in Beutel, Goodman & Company Ltd.                 26,752     29,884
Long-term investments and other assets                       13,098     24,758
                                                          ---------   --------
   Total assets                                           $ 580,742   $604,949
                                                          =========   ========

Liabilities and Stockholders' Equity
Current Liabilities
 Accounts payable and other accrued liabilities           $  31,056   $ 25,742
 Payables to related parties                                  2,025      3,135
 Broker-dealer payable                                        8,173      9,157
 Short-term notes payable                                                5,853
 Current portion of long-term debt                            2,196      2,241
                                                          ---------   --------
   Total current liabilities                                 43,450     46,128

Deferred taxes, net                                          58,114     66,020
Long-term debt, net of current portion                        2,054      2,682
Convertible subordinated debentures                          76,359
Credit facility                                             180,000    185,000
Lease obligations and other long-term liabilities             5,058      6,617
                                                          ---------   --------
   Total liabilities                                        365,035    306,447
                                                          ---------   --------

 Minority Interest                                            1,942        976
                                                          ---------   --------

 Series A Convertible Exchangeable Preferred Stock                      78,827
                                                          ---------   --------

Stockholders' Equity
Common stock, $.01 par value, 100,000,000 shares
 authorized, 44,892,833 and 44,295,261 shares issued,
 and 43,645,633 and 43,950,261 shares outstanding               449        444
Additional paid-in capital                                  192,070    188,566
Retained earnings                                            28,731     21,624
Accumulated other comprehensive income                        1,665     10,674
Treasury stock, at cost, 1,247,200 and 345,000 shares        (9,150)    (2,609)
                                                          ---------   --------
   Total stockholders' equity                               213,765    218,699
                                                          ---------   --------
   Total liabilities and stockholders' equity             $ 580,742   $604,949
                                                          =========   ========


              The accompanying notes are an integral part of these statements.

                Phoenix Investment Partners, Ltd. and Subsidiaries
                        Consolidated Statements of Income
                      (in thousands, except per share data)

                                                               (Unaudited)
                                                Three months ended September 30,
                                                             1998        1997
Revenues
Investment management fees                                 $  49,907  $ 36,565
Mutual funds - ancillary fees                                  6,779     5,152
Other income and fees                                            689       532
                                                           ---------  --------
   Total revenues                                             57,375    42,249
                                                           ---------  --------

Operating Expenses
Employment expenses                                           22,239    18,730
Other operating expenses                                      14,026     9,708
Depreciation and amortization of
  leasehold improvements                                         976       697
Amortization of goodwill and intangible assets                 5,523     3,672
Amortization of deferred commissions                             390
                                                           ---------  --------
   Total operating expenses                                   43,154    32,807
                                                           ---------  --------

Operating Income                                              14,221     9,442
                                                           ---------  --------

Equity in Earnings of Unconsolidated Affiliates                  622     1,011
                                                           ---------  --------

Other (Expense) Income - Net                                    (308)      324
                                                           ---------  --------

Interest (Expense) Income - Net
Interest expense                                              (3,978)   (1,505)
Interest income                                                  361       776
                                                           ---------  --------
  Total interest expense - net                                (3,617)     (729)
                                                           ---------  --------

Income to Minority Interest                                     (655)     (290)
                                                           ---------  --------

Income Before Income Taxes                                    10,263     9,758
Provision for income taxes                                     4,517     3,676
                                                           ---------  --------
Net Income                                                     5,746     6,082

Other Comprehensive (Loss) Income, Net of Tax
Foreign currency translation adjustment                         (658)      (40)
Unrealized (losses)gains on securities available-for-sale     (5,275)    3,041
   Total other comprehensive (loss) income                    (5,933)    3,001
                                                           ---------  --------
Comprehensive (Loss) Income                                $    (187) $  9,083
                                                           =========  ========

Net Income                                                 $   5,746  $  6,082
Series A preferred stock dividends                                       1,188
                                                           ---------  --------
Income available to common stockholders                    $   5,746  $  4,894
                                                           =========  ========


Weighted average shares outstanding
   Basic                                                      44,164    44,090
   Diluted                                                    54,000    44,696

Earnings per share
   Basic                                                   $     .13  $    .11
   Diluted                                                 $     .12  $    .11




              The accompanying notes are an integral part of these statements.

                 Phoenix Investment Partners, Ltd. and Subsidiaries
                        Consolidated Statements of Income
                      (in thousands, except per share data)

                                                                (Unaudited)
                                                 Nine months ended September 30,
                                                             1998        1997
Revenues
Investment management fees                                 $ 144,345  $ 92,248
Mutual funds - ancillary fees                                 19,401    16,304
Other income and fees                                          2,068     2,758
                                                           ---------  --------
   Total revenues                                            165,814   111,310
                                                           ---------  --------

Operating Expenses
Employment expenses                                           67,259    49,484
Other operating expenses                                      40,409    26,760
Restructuring charges                                            366
Depreciation and amortization of
  leasehold improvements                                       2,849     1,944
Amortization of goodwill and intangible assets                16,536     8,403
Amortization of deferred commissions                             995     2,836
                                                           ---------  --------
   Total operating expenses                                  128,414    89,427
                                                           ---------  --------

Operating Income                                              37,400    21,883
                                                           ---------  --------

Equity in Earnings of Unconsolidated Affiliates                2,677       657
                                                           ---------  --------

Other Income - Net                                               290       107
                                                           ---------  --------

Gain on Sale                                                             6,907

Interest (Expense) Income - Net
Interest expense                                             (10,876)   (1,954)
Interest income                                                1,228     1,399
                                                           ---------  --------
  Total interest expense - net                                (9,648)     (555)
                                                           ---------  --------

Income to Minority Interest                                   (1,608)     (290)
                                                           ---------  --------

Income Before Income Taxes                                    29,111    28,709
Provision for income taxes                                    12,809    11,541
                                                           ---------  --------
Net Income                                                    16,302    17,168

Other Comprehensive Income, Net of Tax
Foreign currency translation adjustment                       (1,169)     (171)
Unrealized (losses) gains on securities available-for-sale    (7,840)    8,025
   Total other comprehensive (loss) income                    (9,009)    7,854
                                                           ---------  --------
Comprehensive Income                                       $   7,293  $ 25,022
                                                           =========  ========

Net Income                                                 $  16,302  $ 17,168
Series A preferred stock dividends                             1,223     3,562
                                                           ---------  --------
Income available to common stockholders                    $  15,079  $ 13,606
                                                           =========  ========


Weighted average shares outstanding
   Basic                                                      44,142    44,076
   Diluted                                                    54,116    44,555

Earnings per share
   Basic                                                   $     .34  $    .31
   Diluted                                                 $     .33  $    .31


              The accompanying notes are an integral part of these statements.

                    Phoenix Investment Partners, Ltd. and Subsidiaries
                      Consolidated Condensed Statements of Cash Flows
                                    (in thousands)

                                                              (Unaudited)
                                                 Nine months ended September 30,
                                                            1998         1997
Cash Flows from Operating Activities:
  Net income                                             $ 16,302      $17,168
   Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization of
      leasehold improvements                                2,849        1,944
    Amortization of goodwill and intangible assets         16,536        8,403
    Amortization of deferred commissions asset                995        2,836
    Income to minority interest                             1,608          290
    Equity in earnings of unconsolidated
      affiliates, net of dividends                          1,075        1,928
    Payments of deferred commissions                         (180)      (4,444)
    Gain on sale of deferred commissions asset                          (6,907)
    Changes in other operating assets                      (1,330)        (552)
    Changes in other operating liabilities                    510         (133)
                                                         --------      -------
   Net cash provided by operating activities               38,365       20,533
                                                         --------      -------

Cash Flows from Investing Activities:
  Purchase of subsidiaries, net of cash acquired           (6,647)    (179,075)
  Capital expenditures, net                                (1,841)      (1,726)
  Purchase of long-term investments                        (2,335)      (2,220)
  Other investing activities                               (4,840)       3,946
  Distributions to minority interests                        (643)
  Proceeds from sale of deferred commissions asset                      26,015
  Proceeds from long-term investments                                   11,246
                                                         --------      -------
   Net cash used in investing activities                  (16,306)    (141,814)
                                                         --------     --------

Cash Flows from Financing Activities:
  (Repayment) borrowing of debt, net                       (5,674)     168,833
  Dividends paid                                           (9,472)     (11,496)
  Stock repurchases                                        (6,541)      (1,550)
  Proceeds from issuance of stock                             877        1,653
  Other financing activities                                              (140)
                                                         ---------     -------
   Net cash (used in) provided by financing activities    (20,810)     157,300
                                                         --------      -------

Net increase in cash and cash equivalents                   1,249       36,019
Cash and cash equivalents, beginning of period             21,872       22,466
                                                         --------      -------

Cash and Cash Equivalents, End of Period                 $ 23,121      $58,485
                                                         ========      =======

Supplemental Cash Flow Information:
  Interest paid                                          $  10,896     $   933
  Income taxes paid                                      $  15,565     $ 5,370




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

2. Recent Accounting Pronouncements

   PXP adopted Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income," as of January 1, 1998. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. This statement defines the components of comprehensive income as those items that were previously reported only as components of equity and were excluded from the Statement of Income. (See Note 6.)

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

3. Acquisitions

   On July 27, 1998, PXP completed its purchase of a 74.9% interest in GMG/Seneca Capital Management L.P. for $.7 million, a transaction that was contemplated at the time of the GMG/Seneca Capital Management LLC (Seneca) acquisition.

4. Pro Forma Results

   On July 17, 1997, PXP acquired a 74.9% interest in Seneca, a San Francisco-based investment advisor, for approximately $37.5 million. On September 3, 1997, PXP acquired Pasadena Capital Corporation (PCC), the parent company of Roger Engemann & Associates, Inc., for approximately $214.0 million. Since PXP's third quarter 1997 financial statements do not reflect the operations of PCC and Seneca for the full quarter, management believes that, for comparative purposes, the most meaningful presentation of 1997 financial results is on a pro forma basis.

   The following financial information for the three and nine months ended September 30, 1998 reflects actual results. The following pro forma financial information for the three and nine months ended September 30, 1997 is derived from the historical financial statements of PXP, PCC and Seneca, and gives effect to the acquisitions of PCC and a majority interest in Seneca by PXP. The pro forma financial information has been prepared assuming these acquisitions were effected on January 1, 1997 and does not include the actual results that would have been obtained had the acquisitions actually taken effect on the aforementioned assumed date.

                                  Three months ended      Nine months ended
                                     September 30,          September 30,
                                  1998         1997       1998        1997
                                  Actual    Pro Forma     Actual   Pro Forma
                                   (in thousands, except per share amounts)

    Revenues                     $57,375     $ 52,756    $165,814   $153,821
                                 -------     --------    --------   --------
    Employment expenses           22,239       22,574     67,259     65,919
    Other operating expenses      15,392       13,006     44,619     42,698
    Amortization of goodwill
      and intangible assets        5,523        5,523     16,536     16,536
                                 -------     --------    -------    -------
    Operating income              14,221       11,653     37,400     28,668
    Other income - net               314        1,284      2,967     13,399
    Interest expense - net        (3,617)      (1,936)    (9,648)    (8,043)
    Income to minority interest     (655)        (360)    (1,608)      (800)
                                 -------     --------    -------    -------
    Income before income taxes    10,263       10,641     29,111     33,224
    Provision for income taxes     4,517        4,875     12,809     14,698
                                 -------     --------    -------    -------
    Net income                   $ 5,746     $  5,766    $16,302    $18,526
                                 =======     ========    =======    =======

    Earnings per share
      Basic                      $   .13     $    .10    $   .34    $   .34
      Diluted                    $   .12     $    .10    $   .33    $   .34

5. Dividends and Other Capital Transactions

   On October 30, 1998, the Company's Board of Directors approved a quarterly dividend of $.06 per common share, payable December 10, 1998, to stockholders of record on November 27, 1998.

   On April 3, 1998, PXP exchanged 3.2 million shares of Series A Convertible Exchangeable Preferred Stock (Preferred Stock) for 6% Convertible Subordinated Debentures (Debentures), due 2015. Holders of outstanding Preferred Stock as of the exchange date received the $25.00 principal amount of the Debentures in exchange for each share of Preferred Stock, including unpaid and accrued dividends. Interest on the Debentures for the period from September 10, 1998 through December 9, 1998 will be payable on December 10, 1998 to registered holders as of November 20, 1998.

   As of September 30, 1998, the Company, in accordance with the previously announced stock repurchase program, had purchased 1,247,200 shares of PXP common stock for a total cost of $9.2 million.

6. Comprehensive Income

   The components of, and related tax effects for, other comprehensive income are as follows(in thousands):

   Three Months Ended September 30, 1998                      Tax
                                               Before-Tax  (Expense)  Net-of-Tax
                                                 Amount     Benefit     Amount

    Foreign currency translation adjustment     $ (1,115)   $   457    $  (658)
    Unrealized losses on securities
      available-for-sale:
      Unrealized holding losses arising
       during period                              (8,941)     3,666     (5,275)
                                                --------    -------   --------
    Other comprehensive loss                    $(10,056)   $ 4,123   $ (5,933)
                                                ========    =======   ========


    Nine Months Ended September 30, 1998                      Tax
                                               Before-Tax  (Expense)  Net-of-Tax
                                                 Amount     Benefit     Amount

    Foreign currency translation adjustment     $ (1,981)   $   812   $ (1,169)
    Unrealized losses on securities
      available-for-sale:
      Unrealized holding losses arising
       during period                             (13,288)     5,448     (7,840)
                                                --------    -------   --------
    Other comprehensive loss                    $(15,269)   $ 6,260   $ (9,009)
                                                ========    =======   ========

    Three Months Ended September 30, 1997                     Tax
                                               Before-Tax  (Expense)  Net-of-Tax
                                                 Amount     Benefit     Amount

    Foreign currency translation adjustment     $    (68)   $    28   $    (40)
    Unrealized gains on securities
      available-for-sale:
      Unrealized holding gains arising
       during period                               5,154     (2,113)     3,041
                                                --------   --------    -------
    Other comprehensive income                  $  5,086   $ (2,085)  $  3,001
                                                ========   ========   ========

    Nine Months Ended September 30, 1997                      Tax
                                               Before-Tax  (Expense)  Net-of-Tax
                                                 Amount     Benefit     Amount

    Foreign currency translation adjustment     $   (290)   $   119   $   (171)
                                                --------    -------   --------
    Unrealized gains on securities
      available-for-sale:
      Unrealized holding gains arising
       during period                              13,175     (5,402)     7,773
      Plus: reclassification adjustment for
       losses realized in net income                 427       (175)       252
                                                --------    -------     ------
    Net unrealized gains                           13,602     (5,577)    8,025
                                                ---------   --------    ------
    Other comprehensive income                  $  13,312   $ (5,458)  $ 7,854
                                                =========   ========   =======

   The  following  tables  summarize   accumulated  other  comprehensive  income
   balances (in thousands):

    As of September 30, 1998:                                        Accumulated
                                              Foreign    Unrealized     Other
                                              Currency    Gains on Comprehensive
                                                Items    Securities     Income

    Balance as of December 31, 1997          $   (1,171) $   11,845  $   10,674
    Current period change                        (1,169)     (7,840)     (9,009)
                                             ----------  ----------- ----------
    Balance as of September 30, 1998         $   (2,340) $    4,005  $    1,665
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
                                             ==========  ==========  ==========

7. Earnings Per Share

   For the periods ended September 30, 1998 and September 30, 1997, basic and diluted earnings per share (EPS) were computed in accordance with SFAS No. 128, "Earnings per Share." Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income, adjusted for debenture interest, net of tax, by the weighted average number of common stock equivalent shares outstanding for the period, with the exception that common stock equivalents, and the related earnings effect, are ignored in the event of anti-dilution. Common stock equivalents are computed based on outstanding stock options under the non-qualified stock option plans, the conversion of the subordinated debentures to common stock, in 1998 only, and the conversion of preferred stock to common stock.

   The following tables reconcile PXP's basic earnings per share to diluted earnings per share (in thousands, except per-share amounts):

    Three Months Ended September 30, 1998
                                                          Per-Share
                                         Income       Shares      Amount

    Net income                          $ 5,746
    Less: preferred stock dividends          --

    Basic EPS
    Income available to common
      stockholders                        5,746       44,164      $  .13
                                                                  ======

    Effect of Dilutive Securities
    Stock options                                        337
    6% convertible debentures               681        9,499
                                        -------       ------

    Diluted EPS
    Income available to common
      stockholders and assumed
      conversions                       $ 6,427       54,000      $  .12
                                        =======       ======      ======

    Nine Months Ended September 30, 1998
                                                          Per-Share
                                         Income       Shares      Amount

    Net income                          $16,302
    Less: preferred stock dividends       1,223

    Basic EPS
    Income available to common
      stockholders                       15,079       44,142      $  .34
                                                                  ======

    Effect of Dilutive Securities
    Stock options                            --          475
    6% convertible debentures             1,333        9,499
    Convertible preferred stock           1,223           --
                                        -------       ------

    Diluted EPS
    Income available to common
      stockholders and assumed
      conversions                       $17,635       54,116      $  .33
                                        =======       ======      ======

    Three Months Ended September 30, 1997
                                                          Per-Share
                                         Income       Shares      Amount

    Net income                          $ 6,082
    Less: preferred stock dividends       1,188

    Basic EPS
    Income available to common
      stockholders                        4,894       44,090      $  .11
                                                                  ======

    Effect of Dilutive Securities
    Stock options                            --          606
                                        -------       ------

    Diluted EPS
    Income available to common
      stockholders and assumed
      conversions                       $ 4,894       44,696      $  .11
                                        =======       ======      ======

    Nine Months Ended September 30, 1997
                                                                 Per-Share
                                         Income             Shares      Amount


    Net income                          $ 17,168
    Less: preferred stock dividends       3,562

    Basic EPS
    Income available to common
      stockholders                        13,606      44,076      $  .31
                                                                  ======

    Effect of Dilutive Securities
    Stock options                            --          479
                                        -------       ------

    Diluted EPS
    Income available to common
      stockholders and assumed
      conversions                       $ 13,606      44,555      $  .31
                                        ========      ======      ======

   In accordance with SFAS No. 128, the computation of diluted earnings per share and the respective weighted average diluted shares for the three and nine months ended September 30, 1997, excludes the effect of the conversion of the Preferred Stock since these securities were anti-dilutive. Had the Preferred Stock not been anti-dilutive, the weighted average number of diluted shares for the three and nine months ended September 30, 1997 would have been 54.6 million and 54.4 million, respectively.

8. Subsequent Events

   On July 30, 1998, PXP entered into a definitive agreement with Toronto-based First International Asset Management, Inc. to sell PXP's investment in Beutel, Goodman & Company Ltd. (BG) for US$57.5 million. The transaction is expected to close by December 31, 1998, with the purchase price partially reduced due to third quarter financial market events that affected certain closing conditions in the sales agreement. Available cash from the sale of BG will be used to reduce outstanding debt.

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

PXP is organized into two lines of business: retail investment management and institutional investment management. The retail investment management line of business provides investment management services on a discretionary basis (including administrative services) to retail accounts, consisting of open-end mutual funds and individually managed accounts. Individually managed accounts are primarily administered through broker-dealer sponsored and distributed wrap programs offered to high net-worth individuals. The institutional investment management line of business provides discretionary and advisory investment management services primarily to corporate entities and multi-employer retirement funds, as well as endowment, insurance and other special purpose funds, including three closed-end funds.

Investment management fees for the management of discretionary accounts are based on the asset value of the investment portfolios under management, while fees for advisory accounts are fixed. Management fee revenues from managing the PHL general account represent approximately 12.2% of total institutional account management fee revenue for the nine months ended September 30, 1998. Mutual fund shares and variable annuity products are distributed by Phoenix Equity Planning Corporation (PEPCO), a wholly owned subsidiary of PXP, under sales agreements with unaffiliated national and regional broker-dealers and financial institutions and registered representatives of WS Griffith & Co., Inc. (Griffith). Griffith is a registered broker-dealer subsidiary of PHL engaged in the retail distribution of mutual funds and variable annuity contracts. Griffith is currently one of the largest sellers of PXP's retail investment products, accounting for approximately 5% and 82% of mutual fund and variable annuity product sales, respectively, as of September 30, 1998. Through Griffith, PEPCO obtains the services of approximately 1,240 PHL insurance agents and brokers who are registered representatives of Griffith.

The following table summarizes operating revenues, pre-tax income and assets under management by line of business as of, and for the nine months ended, September 30, 1998 and 1997, respectively:

                                                          Assets Under
                       Revenues        Pre-Tax Income      Management
                     1998      1997     1998      1997     1998     1997
                     ----      ----     ----      ----     ----     ----
                    (in thousands)     (in thousands)      (in millions)
Retail            $106,052  $ 67,658  $15,768   $19,790  $18,225  $18,916
Institutional       58,187    42,077   10,949     6,077   29,786   26,246
Other                1,575     1,575    2,394     2,842
Total             $165,814  $111,310  $29,111   $28,709  $48,011  $45,162

Results of Operations

Assets Under Management

At September 30, 1998, PXP had $48.0 billion of assets under management, a decrease of $2.5 billion (5%) from June 30, 1998, and an increase of $2.8 billion (6%) from September 30, 1997. The decrease from June 30, 1998 and the increase from September 30, 1997 reflect the effects of market volatility experienced in the past year. Since the majority of the Company's revenues are earned based upon assets under management, this information is important to an understanding of the business.

                          September 30,  June 30, December 31, September 30,
                              1998        1998        1997        1997
                                            (in millions)
Retail:
 Open-end Mutual Funds      $  12,474   $  13,867   $  13,001   $  13,371
 Managed Accounts  *            5,751       6,511       5,559       5,545
                            ---------   ---------   ---------   ---------
                               18,225      20,378      18,560      18,916

Institutional:
 Closed-end Funds               3,433       3,380       3,336       3,106
 Institutional Accounts  **    18,035      18,430      16,155      15,969
 PHL General Account            8,318       8,359       8,351       7,171
                            ---------   ---------   ---------   ---------
                               29,786      30,169      27,842      26,246
                            ---------   ---------   ---------   ---------

                            $  48,011   $  50,547   $  46,402   $  45,162
                            =========   =========   =========   =========

* Managed Accounts represent assets that are individually managed for retail clients.
** Institutional  Accounts include 100% of the assets managed by Seneca
   Capital Management.


Three Months Ended September 30, 1998 Compared with Three Months Ended September 30, 1997 - Historical

Revenues for the three months ended September 30, 1998 of $57.4 million, which includes $21.3 million for PCC and Seneca, increased $15.1 million (36%) from $42.2 million, which includes $7.6 million for PCC and Seneca (which were purchased on September 3, 1997 and July 17, 1997, respectively), for the same period in 1997. Excluding the effects of PCC and Seneca, the Company's revenues for the three months ended September 30, 1998 increased $1.5 million (4%) compared to the same period in 1997.

Investment management fees of $49.9 million for the three months ended September 30, 1998, which includes $19.5 million for PCC and Seneca, increased $13.3 million (36%) as compared to $36.6 million, which includes $7.5 million for PCC and Seneca, for the same period in 1997. Management fees earned from open-end mutual funds, including institutional mutual funds, decreased $.3 million. Management fees earned from closed-end funds, PHL sponsored variable annuity products, and managed accounts increased $1.3 million primarily as a result of a $1.0 billion increase in average assets under management resulting from investment performance. Managed accounts management fees also increased as a result of new accounts, additional deposits to existing accounts, and investment performance. Management fees earned from managing PHL's general account increased $.3 million as a result of a $1.2 billion increase in average assets under management offset, in part, by a change in the fee structure. Institutional accounts management fees increased $.4 million as a result of an increase in average assets under management due to new accounts, additional deposits to existing accounts, and investment performance. The addition of several new mutual funds in the latter part of 1997 for which the advisors, subsidiaries of the Company, agreed to waive or reimburse expenses to the extent they exceeded limits detailed in the funds' prospectuses, decreased revenues by $.4 million.

Mutual funds - ancillary fees of $6.8 million for the three months ended September 30, 1998, which includes $1.8 million for PCC and Seneca, increased $1.6 million (32%) as compared to $5.2 million, which includes $.7 million for PCC and Seneca, for the same period in 1997. Fund accounting fees earned on open-end mutual funds and PHL sponsored variable annuity products increased $.4 million primarily as a result of an approved change in the fee structure. This change was implemented to reimburse Phoenix Equity Planning Corporation (PEPCO) for operating costs related to the out-sourcing of substantially all of PXP's fund accounting operations in the first quarter of 1998. Net distributor fees increased $.4 million, primarily as a result of decreased trailing commissions. Shareholder service agent fees decreased $.2 million as a result of a decline in mutual fund shareholder accounts.

Other income and fees of $.7 million for the three months ended September 30, 1998, which includes $.1 million of contingent deferred sales charge (CDSC) income from the Phoenix-Engemann B share mutual funds, increased $.2 million (30%) as compared to $.5 million for the same period in 1997 primarily as a result of redemption income on C share mutual funds, which PXP began offering in late 1997.

Employment expenses of $22.2 million for the three months ended September 30, 1998, which includes $7.4 million for PCC and Seneca, increased $3.5 million (19%) as compared to $18.7 million, which includes $3.8 million for PCC and Seneca, for the same period in 1997. Annual salary adjustments were offset, in part, by a reduction in the number of employees (primarily in the investment portfolio and sales management areas) in the third quarter of 1998 as compared to the same period in the prior year. Incentive compensation increased $.6 million resulting from improved performance by several portfolio managers and research analysts. The out-sourcing of substantially all of PXP's fund accounting operations in the first quarter of 1998 decreased employment expenses by $.3 million.

Other operating expenses of $14.0 million for the three months ended September 30, 1998, which includes $2.5 million for PCC and Seneca, increased $4.3 million (44%) as compared to $9.7 million, which includes $1.2 million for PCC and Seneca, for the same period in 1997. Other operating expenses increased $1.6 million as a result of payments to a third party administrator related to the out-sourcing of substantially all of PXP's fund accounting operations in the first quarter of 1998. Other operating expenses increased $.6 million as a result of additional administrative costs incurred on behalf of the Phoenix-Engemann and Phoenix-Seneca Funds (the Funds) a portion of which are recovered by administrative fees earned on the Funds. The use of consultants, primarily for information technology purposes, increased other operating expenses by $.3 million.

Depreciation and amortization of leasehold improvements of $1.0 million for the three months ended September 30, 1998, which includes $.2 million for PCC and Seneca, increased $.3 million (40%) from $.7 million, which includes $.1 million for PCC and Seneca, for the same period in 1997 as a result of capital assets purchased since September, 1997.

Amortization of goodwill and intangible assets of $5.5 million for the three months ended September 30, 1998 increased $1.9 million (50%) as compared to $3.7 million for the same period in 1997 as a result of a full quarter of amortization of the intangible assets and goodwill resulting from the PCC and Seneca acquisitions being included in 1998.

Amortization of deferred commissions of $.4 million for the three months ended September 30, 1998, which relates entirely to the Phoenix-Engemann B share mutual funds, decreased $.4 million (100%) as compared to no amortization for the same period in 1997. This decrease is the result of the sale of PXP's then existing deferred commissions asset (excluding PCC's) in the second quarter of 1997, which eliminated the amortization charge.

Operating income of $14.2 million for the three months ended September 30, 1998 increased $4.8 million (51%) as compared to $9.4 million for the same period in 1997 as a result of the changes discussed above.

Equity in earnings of unconsolidated affiliates of $.6 million for the three months ended September 30, 1998 decreased $.4 million (38%) as compared to $1.0 million for the same period in 1997. Income from the investment in Beutel Goodman & Company Ltd. (BG) decreased $.2 million and PXP's share of income from its joint venture in Inverness/Phoenix Capital LLC decreased $.3 million. PXP's share of equity earnings from Greystone Financial Group (GFG) was zero in the third quarter of 1998 compared to a $.1 million loss in the second quarter of 1997.

Other income - net, a loss of $.3 million for the three months ended September 30, 1998, decreased $.6 million compared to $.3 million of income for the same period in 1997 primarily as a result of net unrealized losses on marketable securities.

Interest expense - net of $3.6 million for the three months ended September 30, 1998, which includes $.2 million of net interest income for PCC and Seneca, increased $2.9 million as compared to $.7 million for the same period in 1997, which includes less than $.1 million of net interest income for PCC and Seneca. Interest charges from financing the PCC and Seneca acquisitions resulted in $1.8 million of additional interest offset, in part, by a decrease of $.5 million due to the elimination of outstanding debt on a previous credit facility and bridge loan. The exchange of PXP's preferred stock for convertible debentures in the second quarter of 1998 resulted in $1.2 million of additional interest expense. Other interest and dividend income decreased $.6 million.

Income to minority interest of $.7 million and $.3 million for the three months ended September 30, 1998 and 1997, respectively, represents the minority shareholders' interest in the equity earnings of Seneca, which is fully consolidated in the Company's financial statements.

The effective tax rate of 44% for the three months ended September 30, 1998 increased from 38% for the same period in 1997. This increase represents the effect of non-deductible goodwill amortization resulting from the PCC acquisition offset, in part, by a decrease in 1997 resulting from benefits relating to settlements with federal and state authorities.

As a result of the variances discussed above, net income for the three months ended September 30, 1998 of $5.7 million decreased $.3 million (6%) compared to $6.1 million for the third quarter of 1997.

Nine Months Ended September 30, 1998 Compared with Nine Months Ended September 30, 1997 - Historical

Revenues for the nine months ended September 30, 1998 of $165.8 million, which includes $60.0 million for PCC and Seneca, increased $54.5 million (49%) from $111.3 million, which includes $7.6 million for PCC and Seneca, for the same period in 1997. Excluding the effects of PCC and Seneca, the Company's revenues for the nine months ended September 30, 1998 increased $2.7 million (3%) compared to the same period in 1997.

Investment management fees of $144.3 million for the nine months ended September 30, 1998, which includes $54.6 million for PCC and Seneca, increased $52.1 million (56%) as compared to $92.2 million, which includes $7.5 million for PCC and Seneca, for the same period in 1997. Management fees earned from open-end mutual funds, including institutional mutual funds, closed-end funds, PHL sponsored variable annuity products, and managed accounts increased $5.3 million due to investment performance and, to a lesser degree, new accounts and additional deposits to existing accounts. An increase of $3.8 million is due to a $1.3 billion increase in average assets under management. The increase in average assets under management is primarily the result of investment performance in the first half of 1998. Management fees earned from managing PHL's general account increased $.8 million as a result of a $1.4 billion increase in average assets under management offset, in part, by a change in the fee structure. Institutional accounts management fees decreased $.2 million primarily due to a decrease in the average blended basis points earned. Funds under reimbursement, a reduction to revenues, increased $1.2 million primarily due to the addition of several new mutual funds in the latter part of 1997 for which the advisors, subsidiaries of the Company, agreed to waive or reimburse expenses to the extent they exceeded limits detailed in the funds' prospectuses.

Mutual funds - ancillary fees of $19.4 million for the nine months ended September 30, 1998, which includes $5.4 million for PCC and Seneca, increased $3.1 million (19%) as compared to $16.3 million, which includes $.7 million for PCC for the same period in 1997. Fund accounting fees earned on open-end mutual funds and PHL sponsored variable annuity products increased $1.1 million primarily as a result of an increase in average assets under management and an approved change in the fee structure. This change was implemented to reimburse PEPCO for additional administrative costs related to the out-sourcing of substantially all of PXP's fund accounting operations in the first quarter of 1998. Net distributor fees decreased $2.3 million primarily as a result of the sale of the then existing deferred commissions asset (excluding PCC's) in June of 1997. Shareholder service agent fees decreased $.5 million primarily as a result of a decline in mutual fund shareholder accounts.

Other income and fees of $2.1 million for the nine months ended September 30, 1998, which includes $.5 million of CDSC income from the Phoenix-Engemann B share mutual funds, decreased $.7 million (25%) as compared to $2.8 million, which includes $.1 million for PCC and Seneca, for the same period in 1997. A decrease of $1.2 million is due to reduced CDSC income resulting from the sale of the Company's deferred commissions asset, excluding PCC's. Redemption income on C shares increased other income and fees by $.1 million.

Employment expenses of $67.3 million for the nine months ended September 30, 1998, which includes $20.7 million for PCC and Seneca, increased $17.8 million (36%) as compared to $49.5 million, which includes $3.8 million for PCC and Seneca, for the same period in 1997. Annual salary adjustments were offset, in part, by a reduction in the number of employees (primarily in the investment portfolio and sales management areas) as compared to the same period in the prior year. Incentive compensation increased $2.6 million resulting from improved performance by several portfolio managers and research analysts. The resignation and retirement of two key executives in the first half of 1997 decreased employment expenses by $.6 million in the first nine months of 1998.

Other operating expenses of $40.4 million for the nine months ended September 30, 1998, which includes $7.7 million for PCC and Seneca, increased $13.6 million (51%) as compared to $26.8 million, which includes $1.2 million for PCC and Seneca, for the same period in 1997. Other operating expenses increased $3.6 million as a result of payments to a third party administrator related to the out-sourcing of substantially all of PXP's fund accounting operations in the first quarter of 1998. Other administrative expenses increased $2.5 million as a result of additional administrative costs incurred on behalf of the Phoenix-Engemann and Phoenix-Seneca Funds (the Funds), a portion of which are recovered by administrative fees earned on the Funds. The use of consultants, primarily for information technology purposes, increased other operating expenses by $1.1 million. A one-time loss of $.6 million was recorded in the second quarter of 1997 relating to the sub-lease of certain office space.

Restructuring charges of $.4 million for the nine months ended September 30, 1998 are the result of the Company's decision to out-source substantially all of its fund accounting operations effective in the first quarter of 1998.

Depreciation and amortization of leasehold improvements of $2.8 million for the nine months ended September 30, 1998, which includes $.5 million for PCC and Seneca, increased $.9 million (46%) from $1.9 million, which includes $.1 million for PCC and Seneca, for the same period in 1997 primarily as a result of capital assets purchased since September, 1997.

Amortization of goodwill and intangible assets of $16.5 million for the nine months ended September 30, 1998 increased $8.1 million (97%) as compared to $8.4 million for the same period in 1997 as a result of the amortization of the intangible assets and goodwill identified in the purchase price allocations of PCC and Seneca.

Amortization of deferred commissions of $1.0 million for the nine months ended September 30, 1998, which relates entirely to the Phoenix-Engemann B share mutual funds, decreased $1.8 million (65%) as compared to $2.8 million for the same period in 1997 primarily as a result of the sale of PXP's then existing deferred commissions asset (excluding PCC's) in the second quarter of 1997, which eliminated the amortization charge.

Operating income of $37.4 million for the nine months ended September 30, 1998 increased $15.5 million (71%) as compared to $21.9 million for the same period in 1997 as a result of the changes discussed above.

Equity in earnings of unconsolidated affiliates of $2.7 million for the nine months ended September 30, 1998 increased $2.0 million as compared to $.7 million for the same period in 1997. PXP recorded a $1.5 million loss in 1997 related to the liquidation of Windy City CBO Partners, L.P. (WCCBO) in early 1997. PXP's share of equity earnings from GFG was zero for the nine months ended September 30, 1998 compared to a $.6 million loss for the nine months ended September 30, 1997. Income from the investment in BG decreased $.2 million, while PXP's share of income from its joint venture in Inverness/Phoenix Capital LLC decreased $.3 million from $.3 million for the nine months ended September 30, 1997.

Other income - net of $.3 million for the nine months ended September 30, 1998 increased $.2 million as compared to $.1 million for the same period in 1997.

In the second quarter of 1997, a $6.9 million non-recurring gain was recognized on the sale of the Company's deferred commissions asset, excluding PCC's.

Interest expense - net of $9.6 million for the nine months ended September 30, 1998, which includes $.4 million of net interest income for PCC and Seneca, increased $9.1 million as compared to $.5 million for the same period in 1997. Interest charges from financing the PCC and Seneca acquisitions resulted in $7.7 million of additional interest offset, in part, by a decrease in interest expense of $1.0 million due to the elimination of outstanding debt on a previous credit facility and a bridge loan. The exchange of PXP's preferred stock for convertible debentures in the second quarter of 1998 resulted in $2.3 million of additional interest expense. Other interest and dividend income decreased $.5 million.

Income to minority interest of $1.6 million and $.3 million for the nine months ended September 30, 1998 and 1997, respectively, represents the minority shareholders' interest in the equity earnings of Seneca, which is fully consolidated in the Company's financial statements.

The effective tax rate of 44% for the nine months ended September 30, 1998 increased from 40% for the same period in 1997. This increase represents the effect of non-deductible goodwill amortization resulting from the PCC acquisition.

As a result of the variances discussed above, net income for the nine months ended September 30, 1998 of $16.3 million decreased $.9 million (5%) compared to $17.2 million for the nine months ended September 30, 1997.

Three Months Ended September 30, 1998 Compared with Pro Forma Three Months Ended September 30, 1997 (see Note 4)

Revenues of $57.4 million for the three months ended September 30, 1998 increased $4.6 million (9%) as compared to pro forma $52.8 million for the same period in 1997.

Investment management fees of $49.9 million for the three months ended September 30, 1998 increased $3.9 million (9%) from pro forma $ 46.0 million for the same period in 1997. Management fees earned from open-end mutual funds, including institutional mutual funds, closed-end funds, PHL sponsored variable annuity products, and managed accounts increased $2.2 million primarily as a result of a $.9 billion increase in average assets under management. The increase in assets under management is primarily the result of new accounts, additional deposits to existing accounts, and investment performance. Management fees earned from managing PHL's general account increased $.3 million as a result of a $1.2 billion increase in average assets under management offset, in part, by a change in the fee structure. Institutional accounts management fees increased $2.1 million as a result of an increase in average assets under management due to increased market performance and additional deposits. The addition of several new mutual funds in the latter part of 1997 for which the advisors, subsidiaries of the Company, agreed to waive or reimburse expenses to the extent they exceeded limits detailed in the funds' prospectuses, decreased revenues by $.4 million.

Mutual funds - ancillary fees of $6.8 million for the three months ended September 30, 1998 increased $.5 million (9%) from pro forma $6.3 million for the same period in 1997. Net distributor fees increased $.3 million primarily as a result of decreased trailing commissions. Fund accounting fees earned on open-end mutual funds and PHL sponsored variable annuity products increased $.4 million primarily as a result of an increase in average assets under management and an approved change in the fee structure. This change was implemented to reimburse PEPCO for additional administrative costs related to the out-sourcing of substantially all of PXP's fund accounting operations in the first quarter of 1998. Shareholder service agent fees decreased $.1 million as a result of a decline in mutual fund shareholder accounts.

Other income and fees of $.7 million for the three months ended September 30, 1998 increased $.2 million (30%) from pro forma $.5 million for the same period in 1997.

Employment expenses of $22.2 million for the three months ended September 30, 1998 remained unchanged from the same pro forma period in 1997. Annual salary adjustments were offset, in part, by a reduction in the number of employees (primarily in the investment portfolio and sales management areas) during the third quarter of 1998 as compared to the same period in the prior year. Incentive compensation increased by $.6 million resulting from improved performance by several portfolio managers and research analysts.

Other operating expenses of $15.4 million for the three months ended September 30, 1998 increased $2.4 million (18%) as compared to pro forma $13.0 million for the same period in 1997. Other operating expenses increased $1.6 million as a result of charges paid to a third party administrator related to the out-sourcing of substantially all of PXP's fund accounting operations in the first quarter of 1998. Other operating expenses increased $.6 million as a result of additional costs incurred on behalf of the Phoenix-Engemann and Phoenix-Seneca Funds. The use of consultants, primarily for information technology purposes, increased other operating expenses by $.3 million. Depreciation and amortization of leasehold improvements increased by $.3 million, as a result of additional capital assets purchases since September, 1997.

Amortization of goodwill and intangibles of $5.5 million for the three months ended September 30, 1998 was the same as pro forma 1997.

Other income - net of $.3 million for the three months ended September 30, 1998 decreased $.9 million as compared to pro forma $1.2 million for the same period in 1997. Equity income from the Company's investment in BG decreased $.2 million. PXP's share of equity earnings from GFG was zero in the third quarter of 1998 compared to a $.1 million loss in the third quarter of 1997, while PXP's share of income from its joint venture in Inverness/Phoenix Capital LLC decreased $.3 million. A decrease of $.5 million is due to net unrealized losses on marketable securities in 1998.

Interest expense - net of $3.6 million for the three months ended September 30, 1998 increased $1.7 million (87%) as compared to pro forma $1.9 million for the same period in 1997. This increase is primarily from the exchange of PXP's preferred stock for convertible debentures in the second quarter of 1998, which contributed $1.2 million to interest expense. Other interest and dividend income decreased $.5 million.

Income to minority interest of $.7 million for the three months ended September 30, 1998 increased $.3 million (82%) as compared to pro forma $.4 million for the same period in 1997 as a result of Seneca's increased earnings.

Net income of $5.7 million for the three months ended September 30, 1998 remained unchanged as compared to the same pro forma period in 1997. The effective tax rate decreased to 44% for the three months ended September 30, 1998 from 45.8% for the same period in 1997.


Nine Months Ended September 30, 1998 Compared with Pro Forma Nine Months Ended September 30, 1997 (see Note 4)

Revenues of $165.8 million for the nine months ended September 30, 1998 increased $12.0 million (8%) as compared to pro forma $153.8 million for the same period in 1997.

Investment management fees of $144.3 million for the nine months ended September 30, 1998 increased $19.1 million (15%) from pro forma $125.2 million for the same period in 1997. Management fees earned on open-end mutual funds, including institutional mutual funds, closed-end funds, PHL's general account, PHL sponsored variable annuity products, and managed accounts, increased $16.8 million due to increased average assets under management. The increase in average assets under management is primarily the result of investment performance in the first half of 1998. Management fees earned from institutional accounts increased $3.5 million due to increased assets under management offset, in part, by a decrease in the average blended basis points earned. Funds under reimbursement, a reduction to revenues, increased $1.2 million primarily due to the addition of several new mutual funds in the latter part of 1997 for which the advisors, subsidiaries of the Company, agreed to waive or reimburse expenses to the extent they exceeded limits detailed in the funds' prospectuses.

Mutual funds - ancillary fees of $19.4 million for the nine months ended September 30, 1998 decreased $5.1 million (21%) from pro forma $24.5 million for the same period in 1997. Net distributor fees decreased $2.4 million due to the sale of the deferred commissions asset (excluding PCC's) offset, in part, by increased fees earned from the Phoenix-Engemann Funds. Fund accounting fees earned on open-end mutual funds and PHL sponsored variable annuity products increased $1.1 million primarily as a result of an increase in average assets under management and an approved change in the fee structure. This change was implemented to reimburse PEPCO for additional administrative costs related to the out-sourcing of substantially all of PXP's fund accounting operations. Shareholder service agent fees decreased $.3 million as a result of a decline in mutual fund shareholder accounts.

Other income and fees of $2.1 million for the nine months ended September 30, 1998 decreased $2.0 million (50%) from pro forma $4.1 million for the same period in 1997, primarily as a result of the sale of the Company's then existing deferred commissions asset in June 1997.

Employment expenses of $67.3 million for the nine months ended September 30, 1998 increased $1.3 million (2%) as compared to pro forma $65.9 million for the same period in 1997. Incentive compensation increased $2.6 million resulting from improved performance by several portfolio managers and research analysts. The resignation and retirement of two key executives in the first half of 1997, decreased employment expenses by $.6 million. Annual salary adjustments were offset, in part, by a reduction in the average number of employees (primarily in the investment portfolio and sales management areas) as compared to the same period in the prior year.

Other operating expenses of $44.6 million for the nine months ended September 30, 1998 decreased $1.9 million (4%) as compared to pro forma $42.7 million for the same period in 1997. Amortization of deferred commissions decreased $3.1 million as a result of the sale of the Company's then existing deferred commissions asset, excluding PCC's, in September 1997. The use of consultants, primarily for information technology purposes, increased other operating expenses by $1.1 million. Other operating expenses increased by $3.6 million as a result of payments to a third party administrator related to the out-sourcing of substantially all of PXP's fund accounting operations in the first quarter of 1998. The Company incurred $.4 million in restructuring charges as a result of this out-sourcing. Depreciation and amortization of leasehold improvements increased by $.3 million. A one-time loss of $.6 million was recorded in the second quarter of 1997 relating to the sub-lease of certain office space.

Amortization of goodwill and intangibles of $16.5 million for the nine months ended September 30, 1998 was the same as pro forma 1997.

Other income - net of $3.0 million for the nine months ended September 30, 1998 decreased $10.4 million (78%) as compared to pro forma $13.4 million for the same period in 1997. A $6.9 million non-recurring gain was recognized on the sale of the Company's deferred commissions asset, excluding PCC's, in the second quarter of 1997. A non-recurring gain of $5.0 million was realized in the second quarter of 1997 by PCC from the sale of its investment in its own mutual funds. PXP recorded a $1.5 million loss in 1997 related to the liquidation of WCCBO in early 1997. Equity income from the Company's investment in BG increased $.2 million, while PXP's share of income from its joint venture in Inverness/Phoenix LLC Capital decreased $.3 million from $.3 million for the nine months ended September 30, 1997. PXP's share of equity earnings from GFG was zero for the nine months ended September 30, 1998 compared to a $.6 million loss for the same period in 1997.

Interest expense - net of $9.6 million for the nine months ended September 30, 1998 increased $1.6 million (20%) as compared to pro forma $8.0 million for the same period in 1997 primarily from the exchange of PXP's preferred stock for convertible debentures in the second quarter of 1998, which resulted in $2.2 million of additional interest expense. Interest expense decreased $.7 million due to the elimination of outstanding debt on a previous credit facility.

Income to minority interest of $1.6 million for the nine months ended September 30, 1998 increased $.8 million (100%) as compared to pro forma $.8 million for the same period in 1997 as a result of Seneca's increased earnings.

Net income of $16.3 million for the nine months ended September 30, 1998 decreased $2.2 million (12%) as compared to pro forma $18.5 million for the same period in 1997,as a result of the above. The effective tax rate remained unchanged at 44%.

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

The Company's current capital structure, as of November 10, 1998, includes 43.5 million shares of common stock and $76.4 million of 6% Convertible Subordinated Debentures with a principal value of $25.00 per debenture. The current quarterly dividend rate on common stock is $.06 per share. If the dividend rate remains constant for 1998, the total annual dividend on common stock would be approximately $10.5 million based upon shares outstanding at September 30, 1998. The total annual interest expense on the debentures based upon debentures outstanding at September 30, 1998, at an interest rate of 6%, would be $4.6 million.

The Company has an agreement with a consortium of banks providing for a $200 million five year credit facility, with no required principal repayments prior to maturity in August 2002. The outstanding obligation under the credit facility at September 30, 1998 was $180 million. An interest rate of approximately 6% was in effect on this borrowing as of September 30, 1998. The credit agreement contains financial and operating covenants including, among other provisions, requirements that the Company maintain certain financial ratios and satisfy certain financial tests, restrictions on the ability to incur indebtedness, and limitations on the amount of the Company's capital expenditures. At September 30, 1998, the Company was in compliance with all covenants contained in the credit agreement. The Company believes that funds from operations and amounts available under the credit facility will provide adequate liquidity for the foreseeable future.

Management considers the liquidity of the Company to be adequate to meet present and anticipated needs.


Impact of the Year 2000 Issue

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of a company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. In addition, other non-business specific systems such as security alarms, elevators, telephones, etc. are subject to malfunction due to their dependence upon computers or computer chips for proper operation.

Based upon Company assessments, it has been determined that the Company will be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will be mitigated. It is anticipated that such modifications and conversions will be completed on a timely basis. The failure of computer programs to recognize the year 2000 could have a negative impact on, but is not limited to, the handling of securities trades, the pricing of securities and the servicing of client accounts. If such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue would have a material impact on the operations of the Company. As such, the Company has created a Year 2000 Project Office to address the Year 2000 Issue. The assessment and inventory phases of the project are virtually complete. The remediation and testing phases are underway and the contingency planning phase will commence in the fourth quarter of 1998.

The Company has initiated formal communications with all of its software vendors, service providers and information providers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The Company's total Year 2000 project cost and estimate to complete include the estimated costs and time associated with the impact of a third party's Year 2000 Issue, and are based on presently available information. However, if the systems of other companies on which the Company's systems rely are not converted in a timely fashion, or are not converted at all, or are converted in a manner that is incompatible with the Company's systems, the Company's operations and financial results could be significantly adversely affected.

The Company will utilize internal resources to reprogram, or replace, and test the software for Year 2000 modifications. Certain systems are already in the process of being converted due to previous Company initiatives. The Company plans to complete the remediation phase of the Year 2000 project by February 28, 1999 and the testing phase by June 30, 1999. The total cost of the Year 2000 project is estimated at $5.5 million and is being funded through operating cash flows, which will be expensed as incurred over the next two years. To date, the Company has incurred approximately $1.8 million related to the assessment of its Year 2000 project, and the development of a Year 2000 plan, remediation and testing. The total cost to the Company to become Year 2000 compliant is not expected to have a material impact on the Company's results of operations.

The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, and were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will prove to be accurate and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.


Cautionary Statement Under Section 21E of the Securities Exchange Act of 1934

This quarterly report contains forward looking statements that involve risks and uncertainties including, but not limited to, the following: The Company's performance is highly dependent on the amount of assets under management, which may decrease for a variety of reasons including changes in interest rates and adverse economic conditions; the Company's performance is very sensitive to changes in interest rates, which may increase from current levels; the Company's performance is affected by the demand for and the market acceptance of the Company's products and services and the timely consummation of the BG transaction; the investment management industry is extremely competitive; several competitors are substantially larger than the Company; and the Company's performance may be impacted by changes in the performance of financial markets and general economic conditions. The costs involved to complete the Year 2000 modifications are based on management's best estimates, which were derived based upon assumptions relative to future events including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. The potential problems related to the Year 2000 Issue could affect the ability to provide advisory services for the Company's products. Accordingly, actual results may differ materially from those set forth in the forward looking statements.

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

                                    Phoenix Investment Partners, Ltd.




November 11, 1998                   /s/ Philip R. McLoughlin
                                    ------------------------------
                                    Philip R. McLoughlin, Chairman and
                                    Chief Executive Officer


November 11, 1998                   /s/ William R. Moyer
                                    ------------------------------
                                    William R. Moyer, Chief Financial Officer