Form 10-K
period 1998-12-31
PHOENIX INVESTMENT PARTNERS LTD/CT
filed 1999-03-29
CIK 883237

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to ___________ Commission file number 1-10994

                        PHOENIX INVESTMENT PARTNERS, LTD.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                95-4191764
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)


       56 Prospect Street                              06115
      Hartford, Connecticut                         (Zip Code)
(Address of principal executive offices)

             Registrant's telephone number, including area code: (860) 403-7667

                        PHOENIX DUFF & PHELPS CORPORATION
                                  (Former name)
                                   -----------

                Securities registered pursuant to Section 12(b) of the Act:

       Title of each class           Name of each exchange on which registered
Common Stock, par value $.01 per share        New York Stock Exchange
Convertible Subordinated Debentures           New York Stock Exchange
(Stated value $25.00 per debenture)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 12, 1999, computed by reference to the last reported price at which the stock was sold on such date, was $136,866,368.

The number of shares outstanding of the registrant's common stock, par value $.01 per share, as of March 12, 1999 was 43,643,007.

Portions of the following documents          Part of this Form 10-K into
are incorporated by reference                which the document is incorporated
into this Form 10-K:                         by reference:

Phoenix Investment Partners, Ltd.
1999 Proxy Statement                         Part III

                        PHOENIX INVESTMENT PARTNERS, LTD.

                       ANNUAL REPORT FOR 1998 ON FORM 10-K

                                TABLE OF CONTENTS


                                     PART I                               Page

Item 1.Business........................................................     1
       Executive Officers of the Company...............................    16
Item 2.Properties......................................................    18
Item 3.Legal Proceedings...............................................    18
Item 4.Submission of Matters to a Vote of Security Holders.............    19



                                     PART II

Item 5.Market for Registrant's Common Equity and Related
       Stockholder Matters.............................................    20
Item 6.Selected Financial Data.........................................    20
Item 7.Management's Discussion and Analysis of Financial Condition and
       Results of Operations...........................................    21
Item 8.Financial Statements and Supplementary Data.....................    32
Item 9.Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure............................................    61



                                    PART III

Item 10.Directors and Executive Officers of the Registrant.............    61
Item 11.Executive Compensation.........................................    61
Item 12.Security Ownership of Certain Beneficial Owners and Management.    61
Item 13.Certain Relationships and Related Transactions.................    61



                                     PART IV

Item 14.Exhibits, Financial Statement Schedules, and
        Reports on Form 8-K............................................    62

Signatures.............................................................    65

                                     PART I
Item 1. Business.


Phoenix Investment Partners, Ltd. (the Company) and its operating subsidiaries, Duff & Phelps Investment Management Co. (DPIM), Phoenix Investment Counsel, Inc.
(PIC), National Securities & Research Corporation (NS&RC), Phoenix Equity Planning Corporation (PEPCO), Roger Engemann and Associates (REA), the wholly-owned subsidiary of the Company's wholly-owned subsidiary Pasadena Capital Corporation (PCC), and Seneca Capital Management LLC (Seneca), provide a variety of investment management services to a broad base of institutional and individual clients. Unless the context otherwise requires, all references in this report to the Company refer to Phoenix Investment Partners, Ltd. and its subsidiaries.

History of the Business

The Company's original business, which dates back to 1932, was to provide clients with investment research on public utility companies. The Company grew by expanding its products and services in areas in which management believed its core investment research business provided a competitive advantage. As its capabilities in investment research grew, the Company built upon its reputation to establish a range of complementary financial services. The Company entered the institutional investment management business in 1979, and investment management grew to become the Company's primary business. In 1995, pursuant to an Agreement and Plan of Merger among Duff & Phelps Corporation, PM Holdings, Inc. (Holdings), a wholly-owned subsidiary of Phoenix Home Life Mutual Insurance Company (PHL), and Phoenix Securities Group, Inc. (PSG), a wholly-owned subsidiary of Holdings, PSG was merged with and into Duff & Phelps Corporation (the Merger). At the time of the Merger, Holdings became 60% owner of the outstanding common stock of the Company and Duff & Phelps Corporation was renamed Phoenix Duff & Phelps Corporation (PDP). In 1996, in order to focus on merging and growing the retail and institutional investment management business, the Company exited the fee based investment research, investment banking and financial advisory businesses.

The Company's continued growth of its retail and institutional investment lines of business was based upon the development of its investment management business model, which contemplated both internal and external expansion. The model offers both the retail and institutional lines of business access to the investment skills of a variety of talented money managers through a consolidated distribution and administrative platform, essentially a "multi-manager/single platform" model. In 1998, in order to emphasize the importance of the model, PDP was renamed Phoenix Investment Partners, Ltd. The following acquisitions were important components in developing the model:

o On July 17, 1997, the Company acquired a 74.9% interest in Seneca, which is a registered investment advisor providing services primarily to institutional investors.

o On September 3, 1997, the Company acquired PCC, whose wholly-owned subsidiary REA is a registered investment advisor providing investment management services primarily to individual investors and Securities and Exchange Commission (SEC) registered investment companies.

o On March 1, 1999, the Company acquired the retail mutual fund and closed-end fund businesses of the New York City-based Zweig Fund Group (Zweig). Zweig manages eight retail mutual funds and two closed-end funds, and certain institutional accounts.

General

The Company currently operates two lines of business: retail and institutional investment management. The retail line of business provides investment management services on a discretionary basis (including administrative services), with products consisting of open-end mutual funds and individually managed accounts. Individually managed accounts are primarily administered through broker-dealer sponsored and distributed wrap programs offered to high net-worth individuals. The institutional line of business provides discretionary and non-discretionary advisory investment management services primarily to corporate entities and multi-employer retirement funds, as well as endowment, insurance and other special purpose funds, including closed-end funds.

The following table summarizes revenues, pre-tax income, and assets under management by line of business for the years ended, December 31, 1998 and 1997, respectively:

                                                          Assets Under
                       Revenues       Pre-Tax Income       Management
                    1998      1997     1998      1997     1998     1997
                    ----      ----     ----      ----     ----     ----
                    (in thousands)    (in thousands)      (in millions)
Retail           $140,383  $102,129  $20,157   $22,351  $21,729  $18,560
Institutional      79,064    60,371   15,024     8,481   31,758   27,842
All other           2,100     2,100   19,794     9,413
                 --------  --------  -------   -------  -------  -------
Total            $221,547  $164,600  $54,975   $40,245  $53,487  $46,402

The Company, through its subsidiaries DPIM, PIC, REA and Seneca, manages 799 institutional accounts (including PHL's General Account and three closed-end funds), 54 open-end mutual funds, and 18,389 individually managed accounts at December 31, 1998.

The following tables set forth the combined assets under management and management fees for DPIM, PIC, REA and Seneca at, and for the year ended, December 31, 1998:

                             Assets Under Management
                                  (in millions)
Source:
 Retail Products:
  Open-end Mutual Funds                                        $  14,407
  Managed Accounts  (a)                                            7,322
                                                               ---------
                                                                  21,729
 Institutional Products:
  Closed-end Funds                                                 3,505
  Institutional Accounts  (b)                                     19,468
  PHL General Account                                              8,785
                                                               ---------
                                                                  31,758

     Total                                                     $  53,487
                                                               =========

Assets Classification:
  Equity                                                       $  19,087
  Balanced                                                        13,316
  Fixed Income                                                    20,687
  Money Market                                                       397
                                                               ---------
     Total                                                     $  53,487
                                                               =========

Advisor:
  DPIM                                                         $  15,894
  PIC                                                             23,875
  REA                                                              7,784
  Seneca                                                           5,934
                                                               ---------
     Total                                                     $  53,487
                                                               =========

                                 Management Fees
                                 (in thousands)
Source:
 Retail Products:
  Open-end Mutual Funds                                        $  71,930
  Managed Accounts (a)                                            42,136
                                                               ---------
                                                                 114,066
 Institutional Products:
  Closed-end Funds                                                18,031
  Institutional Accounts (b)                                      51,548
  PHL General Account                                              9,485
                                                               ---------
                                                                  79,064
                                                               ---------

     Total                                                     $ 193,130
                                                               =========


(a) Managed Accounts represent assets that are individually managed for retail clients.
(b) Institutional  Accounts  include  100% of the  assets  managed by Seneca.

Investment Management

General

The Company's operating subsidiaries providing investment management services are DPIM, PIC, REA and Seneca.

                                      DPIM

DPIM was established by the Company in 1979 with the acquisition of Boyd, Watterson & Co., a Cleveland-based investment manager founded in 1928. It provides investment management services to a variety of institutions and individuals. As of December 31, 1998, DPIM had approximately $15.9 billion in assets under management. DPIM's clients include a number of investment companies, including three closed-end investment companies, Duff & Phelps Utilities Income Inc. (the Utilities Income Fund), Duff & Phelps Utilities Tax-Free Income Inc. (the Utilities Tax-Free Fund), and Duff & Phelps Utility and Corporate Bond Trust Inc. (the Utility and Corporate Bond Trust) (collectively the Duff & Phelps Funds). DPIM's clients also include corporate, public and multi-employer retirement funds and endowment, insurance and other special purpose funds. As of December 31, 1998, DPIM's 80 employees included 17 portfolio managers, who have an average of 17 years of investment management experience, and 9 research analysts. DPIM maintains offices in Chicago, Illinois and Cleveland, Ohio. For the year ended December 31, 1998, DPIM had total revenues of $43.6 million.

On January 2, 1997, DPIM completed the purchase of Nuveen Institutional Advisory Corp.'s (Nuveen) 50% interest in Nuveen/Duff & Phelps Investment Advisors, a general partnership, for total consideration of $2.2 million. The partnership was originally established as a joint venture between Nuveen and DPIM in May 1990 for the purpose of providing investment advisory services to nuclear decommissioning funds. The partnership, now 100% owned by DPIM (50% owned by DPIM and 50% owned by DPIM's subsidiary, DPIM, Inc.), has been renamed Phoenix Duff & Phelps Investment Advisors and continues to provide these same services.

                                       PIC

PIC's original business dates back to the 1930's and was acquired by PHL in 1975 from an unrelated third party. PIC, which is an investment advisor registered under the Investment Advisors Act of 1940 as amended (the Advisors Act), provides investment management services for mutual funds and institutional investors. PIC also manages the investment assets (other than investments in real estate and mortgages) of the General Account and substantially all of the Variable Products Separate Accounts of PHL, which is one of the ten largest mutual life insurance companies in the United States.

Investment management and advisory services are provided by PIC for institutional and mutual fund clients with respect to publicly-traded equity, convertible and fixed income securities, as well as privately-placed fixed income securities. As of December 31, 1998, PIC had approximately $11.2 billion institutional and $12.6 billion mutual fund assets under management. As of December 31, 1998, PIC's 61 employees included 18 portfolio managers, who have an average of approximately 13 years of investment management experience, and 8 research analysts. PIC maintains offices in Enfield and Hartford, Connecticut; Greenfield, Massachusetts; Sarasota, Florida; and Scotts Valley, California. For the year ended December 31, 1998, PIC had total revenues of $82.2 million.

                                       REA

REA is an investment advisor registered under the Advisors Act, specializing in growth-style equity investing. As of December 31, 1998, REA managed assets of $7.8 billion for over 15,000 individually managed accounts and six mutual funds. The majority of assets under management are invested in large-cap growth equities, however, REA also manages small-cap, global growth, balanced and value portfolios. Founded in 1969 by Roger Engemann, REA is located in Pasadena, California. As of December 31, 1998, REA's 75 employees included 3 portfolio managers, who have an average of 32 years of investment management experience, and 5 research analysts. For the year ended December 31, 1998, PCC and its subsidiary, REA, had total revenues of $45.2 million.

                                     Seneca

Seneca, based in San Francisco, California, was established in July 1996 through an assignment of assets from GMG/Seneca Capital Management L.P. Seneca provides investment management services to foundations, endowments, corporations, public funds and private clients, and also provides subadvisory services to certain open-end mutual funds. As of December 31, 1998, Seneca had approximately $5.9 billion in assets under management, split between equities and fixed income products. As of December 31, 1998, Seneca had 50 employees, including 8 portfolio managers who have an average of over 12 years of investment management expertise, and 8 research analysts. For the year ended December 31, 1998, Seneca had total revenues of $25.2 million.

Investment Philosophy

                                      DPIM

DPIM's fixed income approach is described as a "core" approach with an emphasis on fundamental research and the avoidance of credit risk. This investment approach begins with an intensive analysis of economic fundamentals and a forecast of interest rate trends with the objective of enhancing portfolio returns. DPIM places a significant emphasis on "sector" values, believing certain market sectors and industry groups offer more attractive returns than others. Credit research skills are utilized in the security selection process, which emphasizes investment grade bonds.

DPIM's equity investment philosophy is founded on the view that equity investments should be made in securities that provide higher total returns coupled with lower risk relative to broad stock market indices. Capital appreciation and relatively high dividend income are key factors in meeting these goals. In addition, portfolios are geared towards equities with relatively low price-to-earnings ratios and higher than average returns on equity. The equity strategy emphasizes a long-term investment horizon, which usually results in low portfolio turnover and thus lower transaction costs. The portfolio managers invest in equities of medium to large companies to provide a relatively high level of liquidity.

                                       PIC

PIC applies a "sector rotation" approach to fixed-income management and utilizes a wide variety of market sectors to enhance performance. These sectors may include investment-grade and below investment-grade securities. Undervalued sectors will be significantly overweighted relative to the market, while overvalued sectors will be de-emphasized. PIC utilizes significant expertise in non-traditional fixed-income sectors where values have not been realized in the marketplace and attempts to minimize overall interest rate risk by constraining portfolio durations.

PIC's approach to investing in equity securities is based on the belief that stocks of companies with superior growth, purchased at reasonable valuations, will produce superior investment results over time. PIC seeks to outperform the Standard & Poor's 500 stock index over full market cycles by selecting securities of issuers whose future earnings are expected to increase faster than the market. PIC's strategy emphasizes that early identification and timely investment of the market's driving themes are the key elements to multi-year outperformance. It considers the top-down market perspective and bottom-up issuer analysis as equally critical to the decision making process and regards an effective sell discipline as important as stock selection in achieving long-term investment objectives.

                                       REA

REA's investment approach is predicated on the belief that high quality companies possessing strong brand identities and consistent, superior earnings growth rates ultimately deliver superior long-term risk-adjusted returns. In addition to these characteristics, REA looks for companies with quality management focused on shareholder value and with financial strength and a favorable long-term outlook. REA believes that such companies are best discovered through a fundamental, bottom-up approach and that client portfolios should normally remain fully invested. Investment research emphasizes meetings with the management teams of portfolio companies. Portfolio managers and analysts also attend management conferences and presentations, place research oriented calls to management, participate in conference calls with management and review written company reports.

                                     Seneca

Seneca actively manages domestic equity, fixed income and balanced products using a disciplined, bottom-up investment process executed by a team of investment professionals.

The "Value Driven Fixed Income" approach is bottom-up, research-driven and opportunistic, intended to identify fundamental value and to capitalize on volatility and market inefficiencies. Extensive fundamental research is the standard. Value is added through sector selection, issue selection (based on credit research and structure analysis), and trading opportunities. Duration is targeted and managed around a narrow band.

The equity approach is bottom-up, with an emphasis on fundamental earnings acceleration, earnings quality and sustainability, and valuation. In addition to standard financial analysis and careful review of Wall Street research, analysts meet directly and frequently with portfolio candidates. Analysts ask specific and targeted questions to calibrate earnings trends. Seneca offers a mid to large cap growth equity product called "Growth with Controlled Risk," which blends two distinct universes of stocks: "Forecast Appreciation" and "Proven Appreciation." Forecast Appreciation focuses on stocks for which Seneca forecasts major earnings acceleration. Proven Appreciation focuses on well-established large capitalization stocks that have continually paid dividends for the last 20 years. The combination of stocks from each universe produces a portfolio that grows at a rate consistent with a growth style, but is cushioned against downside risk in turbulent markets. The second equity product that Seneca offers is called "Earnings Driven Growth." This equity discipline exploits the correlation between earnings acceleration and price appreciation. The equity strategy screens for growth across all market capitalizations. The focus is on stocks for which earnings growth rates are projected at substantially higher levels than the market, and for which major earnings accelerations are forecasted.

Investment Management Agreements and Fees

                                    Overview

The strategy of the Company is to increase assets under management by offering institutional and mutual fund clients a broad array of investment products and services while at the same time moderating growth to insure that clients receive the highest quality of service. The Company believes that the number of managed investment accounts has a greater impact on the quality of investment advisory services than the amount of assets under management because of the time needed to service each account's particular investment requirements. Portfolio managers devote substantially all of their time to investment management. General informational services for clients, such as investment performance and account information, are assigned to other personnel dedicated exclusively to client relations. In addition, portfolio managers typically manage accounts of clients with similar investment objectives, thereby enabling clients to benefit from the expertise of their portfolio managers in achieving their investment objectives. Portfolio managers actively manage client portfolios and exercise investment discretion within general investment guidelines provided by their clients. Client policies regarding the use of investment techniques and strategies, such as derivative securities and leverage, are followed.

DPIM, PIC, REA and Seneca, as investment advisors to investment companies, are subject to the Investment Company Act of 1940, as amended (the 1940 Act). Under the 1940 Act, advisory and subadvisory agreements with investment companies, including the Duff & Phelps Funds, may be continued in effect for a period of more than two years from the date of their execution only so long as such continuance is specifically approved at least annually by a majority of the disinterested directors of such investment company and by either the board of directors or the stockholders of the investment company. In addition, the 1940 Act requires such agreements to be terminable without penalty to the investment company by its directors or stockholders upon relatively short notice: 60 days in the case of agreements with mutual funds and typically 30 to 60 days in the case of agreements with institutional clients. Agreements generally may not be assigned without the consent of the client and terminate automatically in the event of their assignment. "Assignment" in these agreements typically has the meaning given under the 1940 Act, which definition would include certain changes in the ownership of the Company or its investment advisory subsidiaries. The Company's advisory agreements with non-investment company clients are generally terminable without penalty upon notice by the client.

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

Other than the following, no account or fund represents more than 2% of the Company's total revenues during 1998: PHL General Account and PHL sponsored variable products, Duff & Phelps Utilities Income Fund, Phoenix Series Balanced Fund, Phoenix Series Growth Fund, Phoenix Income and Growth Fund, The Phoenix Edge Series Growth Fund and the Phoenix-Engemann Growth Fund.

                                      DPIM

DPIM offers fixed income and equity investment management services on both a discretionary basis, where DPIM makes the investment decisions with respect to the assets under management; and a non-discretionary basis, where DPIM recommends investment policies and strategies to clients who maintain their own investment staffs that make the investment decision. Assets pertaining to non-discretionary investment management services are not included in the Company's assets under management.

DPIM has entered into investment management agreements with each of its institutional, open-end mutual fund, and closed-end fund clients. Under the open-end mutual fund agreements, DPIM earns management fees based on the average daily net asset values of each fund. The agreements prescribe, for each fund, a tiered-fee structure whereby the fee percentage is decreased as the fund grows through net asset thresholds. Fees for the management of institutional advisory accounts are based on the asset value of the investment portfolios under management, while fees for non-discretionary advisory accounts are fixed rate fees. Fees for the management of the Duff & Phelps funds are based on assets managed, calculated based on average weekly assets.

DPIM has wrap contracts with both large and small programs. With a few minor exceptions, fees for the management of wrap assets are payable quarterly in advance. As of December 31, 1998, DPIM participated in programs which provided annual investment management fees ranging from .45% to 1.00% of assets under management. The range reflects, among other factors, the difference in the level of client service and reporting for which DPIM is responsible under the different programs. These investment management agreements are terminable by either party upon relatively short notice.

                                       PIC

PIC has entered into investment management agreements with each of its institutional and mutual fund clients, including agreements with PHL with respect to its General Account and variable products. In addition, PIC has entered into sub-advisory management agreements with certain unrelated investment advisors for which it has agreed to manage all or a part of a mutual fund portfolio. Pursuant to these agreements, PIC has been granted discretionary authority to make investment decisions with respect to assets under management within certain general investment guidelines and, in the case of the PHL General Account, subject to oversight by the PHL Board of Directors and the Investment Committee thereof.

For open-end mutual funds, PIC earns management fees based on the average daily net asset values of each fund. The agreements prescribe, for most funds, a tiered-fee structure whereby the fee percentage is decreased as the fund grows through net asset thresholds. For the investment management services provided to the mutual funds, PIC receives fees ranging generally from .40% to .75% per annum of each fund's average daily net asset value. These management fees are payable monthly.

For institutional clients, PIC is compensated under investment management contracts on the basis of fees calculated as a percentage of assets under management. The percentage of the fee generally declines as the amount of assets under management increases above certain thresholds. In addition, the fee percentage is also dependent upon the difficulty in managing the investments; generally, investments in equity securities command a higher fee percentage than fixed income securities, as do investments in foreign securities, which require more extensive management time. Fees for the management of institutional accounts are based on the asset value of the investment portfolios under management and are typically payable monthly or quarterly. For its investment management services, PIC receives management fees from discretionary advisory accounts ranging from .15% to .75% per annum of the accounts' average net asset values.

Pursuant to an investment management agreement with PHL effective as of January 1, 1995, PIC provides non-real estate investment management services to the PHL General Account, which, as of December 31, 1998, had approximately $8.8 billion in assets managed by PIC. PIC receives a management fee of .10% and .12% per annum based on net asset values for publicly traded bonds and privately placed bonds, respectively, which represent approximately 95% of the assets managed. A fee ranging from .05% to .45% per annum is earned based on net assets invested in preferred stocks, including government securities; cash and cash equivalents; common stock; venture capital, oil and gas, and leveraged lease products. The management fee is payable monthly based on the average monthly net asset value of the General Account. For the year ended December 31, 1998, management fees paid to PIC with respect to the General Account totaled $9.5 million. The Company believes that the management fees payable to PIC by PHL under the General Account agreement are no less favorable to PIC than the management fees that would be obtained from unaffiliated persons based on the size of this account and the types of investments in which the assets of such account are invested.

                                       REA

REA has entered into investment management agreements with its clients, each of which provides for REA to earn management fees based on the assets managed.

Regarding wrap business, contracts are structured in one of two ways. In the majority of cases and for all of the larger programs, REA has one investment management agreement with the sponsor which covers all accounts managed by REA in that particular program. For a number of the smaller programs, REA has an individual investment management agreement with each client. With a few minor exceptions, fees for the management of wrap assets are payable quarterly in advance. As of December 31, 1998, REA participated in programs which provided annual investment management fees ranging from .45% to 1.00% of assets under management. The range reflects, among other factors, the difference in the level of client service and reporting for which REA is responsible under the different programs. These investment management agreements are terminable by either party upon relatively short notice.

REA  has  an  investment   management   agreement  with  each  of  its  non-wrap
individually managed clients. In each case, fees are payable quarterly in advance. As of December 31, 1998, REA investment management fee rates for non-wrap clients ranged from .50% to 2.00% of assets under management. The fee rate is negotiated separately with each client and reflects, among other factors, the size of the account, the length of the relationship and the investment style selected. These investment management agreements are terminable by either party at any time.

REA has an investment management agreement with the Phoenix-Engemann Funds, an open-end management investment company whose shares are offered in six funds. Under the agreement, REA earns management fees based on the average daily net asset values of each fund. The agreement prescribes, for each fund, a tiered-fee structure whereby the fee percentage is decreased as the fund grows through net asset thresholds. Fees reflect the complexity of and effort required by the investment methodology underlying each fund's management. As of December 31, 1998, the investment management agreement with the Phoenix-Engemann Funds prescribed annual fee rates ranging from .60% to 1.10% of average daily net assets. Fees are payable on REA's request and, since each fund's inception, have been settled monthly in arrears. The investment management agreement is terminable by either party upon 60 days notice.

                                     Seneca

Seneca has investment management agreements with each of its institutional accounts. Pursuant to these agreements, Seneca has been granted discretionary authority to make investment decisions within certain general portfolio guidelines. These investment contracts are generally cancelable upon 30 days notice by either party.

Seneca charges quarterly management fees, in advance, based upon the market value of the investments. The standard fee schedule for the Growth with Controlled Risk institutional accounts is 1.00% on the first $5 million, .80% on the next $10 million and .50% on amounts over $15 million of assets managed. The standard fee schedule for the Earnings Driven Growth institutional accounts is 1.00% on the first $10 million, .80% on the next $25 million and .70% on amounts over $35 million of assets managed. The standard fee schedule for the Value Driven Fixed Income institutional accounts is .50% on the first $35 million and
 .35% on amounts over $35 million of assets managed.


Retail Product Line

                                  Mutual Funds

DPIM, PIC, REA and Seneca are investment advisors, and/or subadvisors, to 54 open-end mutual fund portfolios, which had aggregate assets under management of approximately $14.4 billion as of December 31, 1998. Mutual funds managed by DPIM, PIC, REA and Seneca are available to retail investors. PIC is investment advisor to 42 mutual fund portfolios, which had aggregate assets under management of approximately $12.6 billion as of December 31, 1998. DPIM is investment advisor to 6 mutual fund portfolios which had aggregate assets under management of approximately $.5 billion as of December 31, 1998. REA is investment advisor to 6 mutual fund portfolios, which had aggregate assets under management of approximately $1.2 billion as of December 31, 1998. REA subadvises two additional mutual funds and Seneca subadvises six mutual funds, all of which are advised by PIC.

PIC also serves as investment advisor to three investment funds of a non-U.S. investment company qualifying under the laws of Luxembourg as a societe d'investissement a capital variable (SICAV), the shares of which are distributed overseas to foreign investors by non-U.S. subsidiaries of PHL. The SICAV had approximately $68.1 million in aggregate assets under management as of December 31, 1998.

The following table provides, with respect to each mutual fund, information concerning its year of establishment, fee schedule, assets under management, and advisor:

                                                  Assets Under
                                                   Management
                                 Year                as of
Fund                          Established  Fee* December 31, 1998  Advisor
                              -----------  ---- -----------------  -------
                                                 (in thousands)
Phoenix Series Fund:
  Balanced Fund                  1970    .55%(a)  $1,720,626         PIC
  Growth Fund                    1969    .70%(a)   2,908,689         PIC
  High Yield Fund                1980    .65%(a)     539,786         PIC
  Money Market Fund              1980    .40%(b)     202,715         PIC
  Aggressive Growth Fund         1968    .70%(a)     309,099         PIC
  U.S.Government Securities Fund 1987    .45%(a)     191,364         PIC
                                                  ----------
                                                  $5,872,279
                                                  ----------
Phoenix Multi-Portfolio Fund:
  Tax-Exempt Bond Portfolio      1988    .45%(a)  $  113,006         PIC
  Mid Cap Portfolio              1989    .75%(a)     325,424         PIC
  Emerging Markets Bond
   Portfolio                     1995    .75%(a)      75,825         PIC
  Strategic Income Portfolio     1993    .55%(a)       5,963         PIC
  Real Estate Securities
   Portfolio                     1995    .75%(a)      40,796         DPIM
  International Portfolio        1989    .75%(a)     199,907         PIC **
                                                  ----------
                                                  $  760,921
                                                  ----------

                                                  Assets Under
                                                   Management
                                 Year                as of
Fund (continued)              Established  Fee* December 31, 1998  Advisor
----------------              -----------  ---- -----------------  -------
                                                 (in thousands)
Phoenix Strategic Equity Series Fund:
  Equity Opportunities Fund      1944    .70%(a)  $  200,577         PIC
  Small Cap Fund                 1995    .70%(a)     265,766         PIC
  Strategic Theme Fund           1995    .75%(a)     160,662         PIC
                                                  ----------
                                                  $  627,005
                                                  ----------
The Phoenix Edge Series Fund:
  Multi-Sector Fixed-Income
   Series                        1986    .50%(c)  $  187,420         PIC
  Money Market Series            1986    .40%(d)     194,762         PIC
  Growth Series                  1986    .70%(c)   1,876,539         PIC
  Strategic Allocation Series    1986    .60%(c)     481,098         PIC
  Balanced Series                1992    .55%(c)     280,220         PIC
  Strategic Theme Series         1996    .75%(c)      74,951         PIC
  Research Enhanced Index Series 1997    .45%         69,394         PIC
  Engemann Nifty Fifty Series    1998    .90%(c)      13,114         PIC
  Growth and Income Series       1998    .70%(c)      41,739         PIC
  Schafer Mid-Cap Value Series   1998   1.05%          7,904         PIC
  Seneca Mid-Cap Growth Series   1998    .80%          7,802         PIC
  Value Equity Series            1998    .70%(c)       9,553         PIC
  Real Estate Securities Series  1995    .75%         36,423         DPIM
  International Series           1990    .75%(c)     242,055         PIC **
                                                  ----------
                                                  $3,522,974
                                                  ----------
Other Phoenix Funds:
  Strategic Allocation
   Fund, Inc.                    1982    .65%(a)  $  330,896         PIC
  Income and Growth Fund         1940    .70%(a)     915,100         PIC
  Multi-Sector Short Term
   Bond Fund                     1992    .55%(a)      54,539         PIC
  Phoenix-Aberdeen Worldwide
   Opportunities Fund            1960    .75%(a)     196,658         PIC **
  Multi-Sector Fixed
   Income Fund, Inc.             1989    .55%(a)     282,540         PIC
  California Tax-Exempt
   Bonds, Inc.                   1983    .45%(a)      99,178         PIC
                                                  ----------
                                                  $1,878,911
                                                  ----------
Phoenix Equity Series:
  Phoenix-Oakhurst Growth
    and Income Fund              1997    .75%(a)  $  207,781         PIC
  Core Equity Fund               1997    .75%(a)      54,924         DPIM
                                                  ----------
                                                  $  262,705
                                                  ----------
Phoenix Investment Trust 97:
  Phoenix-Hollister Small
   Cap Value Fund                1997    .90%(a)  $   33,650         PIC
  Phoenix-Hollister Value
   Equity Fund                   1997    .75%(a)      36,572         PIC
                                                  ----------
                                                  $   70,222
                                                  ----------
Phoenix Duff & Phelps
 Institutional Mutual Funds:
  Growth Stock Portfolio         1996    .60%(e)   $  67,657         PIC
  Managed Bond Portfolio         1996    .45%(e)     120,559         PIC
  Core Equity Portfolio          1998    .50%         10,874         DPIM
  Enhanced Reserves Portfolio    1996    .24%(f)      19,533         DPIM
  Real Estate Equity
   Securities Portfolio          1995    .50%         20,375         DPIM
                                                  ----------
                                                  $  238,998
                                                  ----------

                                                  Assets Under
                                                   Management
                                 Year                as of
Fund (continued)              Established  Fee* December 31, 1998  Advisor
----------------              -----------  ---- ------------------ -------
                                                 (in thousands)
Phoenix-Engemann Mutual Funds:
  Growth Fund                    1986    .90%(g)  $  542,288         REA
  Balanced Return Fund           1987    .80%(g)      91,713         REA
  Nifty Fifty Fund               1990    .90%(g)     380,385         REA
  Global Growth Fund             1993   1.10%(g)      22,431         REA
  Small & Mid-Cap Growth Fund    1994   1.00%(g)     100,725         REA
  Value 25 Fund                  1996    .90%(g)      35,701         REA
                                                  ----------
                                                  $1,173,243
                                                  ----------

Phoenix-Seneca Mutual Funds:
  Bond Fund                      1998    .50%     $   30,199         PIC
  Growth Fund                    1998    .70%         61,684         PIC
  Real Estate Securities Fund    1998    .85%         21,859         PIC
  Mid-Cap "Edge" Fund            1998    .80%         18,368         PIC
                                                  ----------
                                                  $  132,110
                                                  ----------

Sub-total                                        $14,539,368
                                                 ===========

Subadvisory relationship with
  Aberdeen, net effect  **                       $  (200,030)
SICAV                                                 68,132
                                                 -----------

Total                                            $14,407,470
                                                 ===========

  * - Fee rate for the Phoenix Series Fund, Phoenix Multi-Portfolio Fund, Strategic Equity Series Fund, Other Phoenix Funds, Phoenix Equity Series, Phoenix Investment Trust, and The Phoenix Duff & Phelps Institutional Mutual Funds represents annual basis points earned on the first billion of average assets managed. Fee rate for The Phoenix Edge Series Fund represents annual basis points earned on the first $250 million of average assets managed. The fee rate for the Phoenix-Engemann Mutual Funds represents annual basis points earned on the first $50 million of average assets managed. The Phoenix-Seneca Mutual Funds and certain Phoenix Edge Series and Phoenix Duff & Phelps Institutional Mutual Funds have fixed rates.

(a) - remaining fee schedules range from: .40% to .85% for the next billion, and .35% to .80% in excess of two billion of assets managed.
(b) - remaining fee schedule is: .35% for the next billion, and .30% in excess of two billion of assets managed.
(c) - remaining fee schedules range from: .45% to .85% for the next $250 million, and .40% to .80% in excess of $500 million of assets managed.
(d) - remaining fee schedule is: .35% for the next $250 million, and .30% in excess of $500 million of assets managed.
(e) - remaining fee schedules range from: .40% to .55% in excess of one billion of assets managed.
(f) - remaining fee schedule is: .19% in excess of one billion of assets managed.
(g) - remaining  fee schedule  ranges from:  .70% to 1.0% for the next
    $450 million, and .60% to .90% in excess of $500 million of assets managed.

 **- Aberdeen Fund Managers (Aberdeen), an affiliate of PHL, is subadvisor to the non-U.S. portion of PIC's international and worldwide mutual fund assets, totaling $.6 million, which are not included in total assets under management reported by the Company at December 31, 1998. In addition, $.3 million and $.1 million of the U.S. portion of certain other assets managed by Aberdeen are subadvised by DPIM and PIC, respectively, and have been included in assets under management reported by the Company at December 31, 1998.

All of the above mutual funds are open-end funds, which continuously offer to sell and redeem their shares at prices based on the net asset value of the fund's portfolio. DPIM, PIC, REA and Seneca's mutual funds are distributed through the non-proprietary wholesale distribution channel. Each fund, other than the Phoenix Duff & Phelps Institutional Mutual Funds and the Phoenix Edge Series Fund, offers investors two pricing structures, Class A and Class B shares and certain funds also offer Class C shares, representing traditional front-end load, back-end load and level-load, respectively. The Class A shares issued to the public by the Phoenix Funds are all subject to conventional front-end sales charges, except for a money-market fund which is sold on a no-load basis. The Class B shares issued by these mutual funds are subject to contingent deferred sales charges, which are typically paid by the holder upon redemption of such shares during the first five years after purchase. The Class C shares issued by these mutual funds are subject to contingent deferred sales charges, which are typically paid by the holder upon redemption of such shares during the first year. The Phoenix Duff & Phelps Institutional Mutual Funds are offered as Class X and Class Y shares, which are similar to Class A and Class B shares, respectively. The Phoenix Edge Series Fund has only one class of shares similar to Class A shares. Shares of open-end mutual funds are generally redeemable at any time and are generally not traded in the secondary market. As a result, the Company's revenues from such mutual funds vary due to redemptions and purchases of shares, in addition to fluctuations in the value of the securities in their portfolios. Net advisory fees realized from these mutual funds totaled $71.9 million for the year ended December 31, 1998.

                                Managed Accounts

At December 31, 1998, REA and DPIM provided investment management services through participation in various broker-dealer sponsored and distributed wrap programs. Wrap programs offer broker-dealer clients discretionary portfolio management services provided by unaffiliated investment managers selected by the broker. In addition, REA provides investment advisory services to "high net-worth" individuals, outside of a wrap program. At December 31, 1998, REA and DPIM had approximately $7.3 billion in assets under management related to wrap programs.

REA and DPIM manage the assets of individually managed accounts as follows:

                                                              Assets Under
                                                               Management
                                              Number of          as of
Source                           Fee *         Accounts    December 31, 1998
------                           -----        ---------    -----------------
                                                             (in thousands)

  Wrap                           .58%            14,129       $ 5,076,606
  Non-wrap                       .96%             4,260         2,245,112
                                              ---------       -----------

  Total                                          18,389       $ 7,321,718
                                              =========       ===========

* - Fee represents weighted average annual basis points charged.

Assets of $4.0 billion were managed within the Merrill Lynch "Consults" wrap program.


Institutional Product Line

                             Institutional Accounts

DPIM, PIC and Seneca have a broad institutional client base consisting primarily of medium-sized pension and profit sharing plans of corporations, governmental entities and unions, as well as endowments and foundations, public and multi-employer retirement funds and other special purpose funds, each of which has between $.2 million and $1.9 billion (except for $8.8 billion for PHL's General Account) in assets managed. Additionally, as of December 31, 1998, DPIM provided non-discretionary investment advisory services to institutional accounts with total assets of $7.2 billion.

DPIM, PIC and Seneca manage institutional accounts, including PHL's General Account, as follows:

                                                              Assets Under
                                                               Management
                                              Number of          as of
Advisor                                        Accounts    December 31, 1998
                                              ---------    -----------------
                                                             (in thousands)

  DPIM                                            295         $ 11,112,433
  PIC                                              29           11,206,540
  Seneca                                          475            5,934,155
                                                -----          -----------

  Total                                           799         $ 28,253,128
                                                =====         ============


                                Closed-End Funds

DPIM manages the assets of the following closed-end funds (each of which is traded on the New York Stock Exchange):

                                                             Net Asset Value
                                                                  as of
Fund                                            Fee *      December 31, 1998
                                               ------      -----------------
                                                             (in thousands)

Utilities Income Fund                           .60%          $ 2,773,980
Utilities Tax-Free Fund                         .50%              202,173
Utility and Corporate Bond Trust                .50%              528,631
                                                              -----------

Total                                                         $ 3,504,784
                                                              ===========

* - Fee represents annual rate based on average weekly net assets of the respective fund. The rate for the Utilities Income Fund is for the first $1.5 billion of average weekly net assets. A rate of .50% is earned on average weekly net assets in excess of $1.5 billion.


Client Development

The ability of DPIM, PIC, REA and Seneca to attract and retain clients is largely dependent on the portfolio managers and other key employees of these companies. Each company, therefore, maintains a variety of competitive compensation programs designed to reward both short-term and long-term profitability, investment performance and new business. In an effort to maximize time devoted by portfolio managers to investment management, client relations and shareholder service departments attend to the informational needs of clients.

Product innovation is also central to the development of new clients and the retention of existing clients. New investment management products typically require "seed" funding to assist in attracting accounts and developing an initial performance record. Traditionally, PHL has directly or indirectly provided seed funding for new investment funds managed by PIC. PHL may not continue to provide such funding. If such funding is not provided by PHL, it will likely be funded by the Company.

Distribution

Marketing, Distribution, and Support Services

                    Retail Product Marketing and Distribution

PEPCO, a broker-dealer registered under the Securities Exchange Act of 1934, as amended (the Exchange Act), serves as principal underwriter and national wholesale distributor of the mutual funds and managed accounts managed by DPIM, PIC, REA and Seneca, as well as the variable contracts issued by PHL (or an insurance company subsidiary) which are invested in The Phoenix Edge Series Fund. PEPCO also provides a wide range of investment management support services, including accounting, pricing, record keeping and transfer agency services. Net revenues relating to these support services paid to PEPCO (including net sales loads, net distribution fees, administrative fees and shareholder service agent fees) totaled $25.7 million for the year ended December 31, 1998. PEPCO has been granted exclusive distribution rights pursuant to distribution agreements with each of the Phoenix Mutual Funds and receives commissions for shares distributed, depending on the size of the particular sale, ranging from 2.0% to 4.75% on sales of less than $1 million. Individual sales of $1 million or more are made without commission. Commissions on sales of variable contracts which are invested in The Phoenix Edge Series Fund range from 3.0% to 6.0% of the purchase or premium payments made under such contracts. Mutual fund shares and variable products are distributed by PEPCO under sales agreements with unaffiliated national and regional broker-dealers and financial institutions and registered representatives of WS Griffith & Co., Inc. (Griffith). A substantial portion of PEPCO's distribution commissions are paid by Griffith to these entities. PEPCO also engages in telemarketing of these mutual funds and variable product contracts to existing and potential clients. In addition, mutual funds are marketed to existing and potential institutional clients through registered representatives of PEPCO.

Griffith is a registered broker-dealer subsidiary of PHL engaged in the retail distribution of mutual funds and variable product contracts. Griffith is currently the largest distributor of the Company's investment products, accounting for approximately 5% and 78% of mutual fund and variable product sales, respectively, for the year ended December 31, 1998. Through Griffith, PEPCO obtains the services of approximately 1,180 PHL insurance agents and brokers who are registered representatives of Griffith.

Sales and marketing personnel of PEPCO also direct substantial efforts towards establishing and maintaining relationships with unaffiliated national and regional broker-dealers and financial institutions. Due to the highly competitive nature of the investment management business, the ability of DPIM, PIC, REA and Seneca to compete for mutual fund customers is becoming increasingly dependent on developing and maintaining an effective distribution channel through such entities.

                      Institutional Product Marketing and Distribution

At December 31, 1998, DPIM, PIC and Seneca had 799 institutional investment clients, with most of their business coming by referral. DPIM, PIC and Seneca also solicit new accounts by relying on their portfolio managers to establish relationships with pension fund consulting firms whose role is advising clients in the selection of investment management firms. This strategy has the benefit of magnifying DPIM's, PIC's and Seneca's marketing effort because a successful relationship with a consultant tends to create multiple solicitation opportunities.

Institutional marketing efforts are directed toward investment management consultants who are retained by institutional investors to assist in competitive reviews of potential investment managers. These consultants recommend investment managers to their institutional clients based on their review of investment managers' performance histories and investment management styles. Sales and marketing personnel at DPIM, PEPCO and Seneca establish and maintain relationships with these consultants and provide information and materials to these consultants in order to enable them to evaluate DPIM, PIC and Seneca.

                                Support Services

PEPCO provides various support services for the mutual funds whose assets are managed by DPIM, PIC, REA and Seneca. Under financial agent agreements, it performs accounting, administrative, pricing and record retention services for these funds and receives monthly fees in an amount equal to the costs incurred in performing such services. In the first quarter of 1998, PEPCO began out-sourcing substantially all of its mutual fund accounting function to an unrelated third party service provider. PEPCO continues to serve as the funds' transfer agent, for which it receives an annual fixed fee of $14.95 for each shareholder account, except for the daily dividend funds, for which it receives $19.25 per shareholder account, subject to a certain minimum fee (plus out-of-pocket expenses). In 1998, the Boards of Directors of most of the funds approved a change to the transfer agent fee, effective in 1999, to $17.95 per shareholder account, except for the daily dividend funds, which was changed to $22.25.


Investment in Beutel, Goodman & Company Ltd

BG is a Canadian corporation engaged in the investment management business with its main office in Toronto, Ontario. On November 15, 1993, the Company and affiliates of the Company (i) purchased 43,333 Class 3 Common Shares of Beutel, Goodman & Company Ltd. (BG), representing 40% of the outstanding voting capital stock of BG, for a purchase price of $7.8 million paid in cash, and (ii) purchased $23.3 million of 8.5% Redeemable Unsecured Debentures of BG payable periodically from the net earnings of BG and maturing as to any unpaid principal on November 14, 2003. At December 31, 1995, the Company held approximately $9.5 million of the 8.5% BG debentures. These debentures were retired during 1996. On April 1, 1994, the Company purchased an additional 19,118 Class 3 Common Shares of BG for a purchase price of $7.2 million. As a result of the purchase of the 19,118 shares, the Company owned 49% of the outstanding voting capital stock of BG.

On December 3, 1998, the Company sold its 49% investment in the outstanding common stock of BG to an unrelated third party for $47 million. The Company received $37 million in cash at closing and a $10 million three-year interest-bearing note. An additional $3 million may be paid to the Company if specified earnings thresholds are met in the next two calendar years. Proceeds from the sale of BG were used to pay down debt.


Investment Research and Investment Banking

The Company, directly or through subsidiaries, provided investment research to outside clients such as banks, insurance companies, investment advisors, brokers and investment banking firms, beginning in 1932. Investment research was provided by the Company's subsidiary Duff & Phelps Investment Research Co. (Investment Research) until October 1994, when Investment Research was dissolved into the Company. In 1996, the Company sold the assets of its high yield research business to former executives of the investment research division.

The Company also provided financial advisory and investment banking services to individuals, corporations and financial institutions through its wholly owned subsidiary Duff & Phelps Financial Consulting Co., later known as Duff & Phelps Capital Markets (Capital Markets). Capital Markets formed Duff & Phelps Securities Co., its wholly owned subsidiary, which was a registered broker-dealer offering institutional brokerage services. In 1996, the Company sold the assets of Capital Markets (including Duff & Phelps Securities Co.) to several former executives of Capital Markets.

Subsequent to the sale of its assets, Capital Markets was renamed DPCM Holdings, Inc. (DPCM). DPCM has a joint venture affiliate located in Greenwich, Connecticut through which it invests in private equity transactions, expansion financings and recapitalizations involving management participation.

Competition

The  investment   management  business  is  highly  competitive.   Thousands  of
investment management firms offer their services to potential clients. In addition, various services and investments offered by insurance companies, banks and securities dealers compete with the services offered by the Company. Some of these firms are larger and have access to greater resources than the Company. Although the Company's range of product offerings has increased significantly with the acquisitions of REA and Seneca, many of the Company's competitors offer a broader range of advisory services than those of the Company. In addition, the investment advisory industry is characterized by relatively low cost of entry and new investment management firms are frequently created.

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

A large number of mutual funds are sold to the public by investment management firms, broker-dealers, insurance companies and banks in competition with mutual funds sponsored and managed by the Company's investment management subsidiaries. Many of the Company's competitors apply substantial resources to advertising and marketing their mutual funds, which may adversely affect the ability of funds managed by the Company to attract new clients and to retain assets under management. Load mutual funds have for some time faced significant competition from no-load funds, resulting in the reduction of sales fees and leading to consideration of alternative load structures. The ability to attract and retain assets in these funds, most of which have sales fees, is dependent to a significant degree on the ability to maintain relationships with both unaffiliated brokers and financial institutions and participating insurance agents and brokers in PHL's agent field force who are registered representatives of Griffith. Shareholder account service is also important to retaining mutual fund customers.


Regulation

The Company and its subsidiaries are subject to extensive governmental regulation and supervision. The Company, DPIM, PIC, NS&RC, REA and Seneca are registered with the Securities and Exchange Commission (the SEC) under the Advisors Act and, as necessary, are registered under applicable state investment advisory laws. Registrations, reporting, maintenance of books and records, custodial arrangements and other compliance procedures required pursuant to the Advisors Act and applicable state securities laws are maintained independently by the Company, DPIM, PIC, NS&RC, REA and Seneca. In addition, each of the mutual funds managed by DPIM, PIC, REA and Seneca are registered with the SEC under the 1940 Act. DPIM, PIC, REA and Seneca are, therefore, subject to the 1940 Act insofar as it relates to investment advisors for registered investment companies. On June 1, 1998, NS&RC assigned its rights under its investment management contracts to PIC.

PEPCO is registered as a broker-dealer under the Exchange Act and state securities laws and is therefore subject to minimum net capital requirements imposed on broker-dealers by the SEC. The SEC rules require an aggregate indebtedness to net capital ratio of no more than 15:1. As of December 31, 1998, PEPCO had net capital of $6.0 million, compared to required net capital of $.6 million, and a ratio of aggregate indebtedness to net capital of 1.50:1. In addition, as a registered broker-dealer, PEPCO is also a member of the National Association of Securities Dealers, Inc. (NASD). The SEC and NASD require that, in addition to the minimum net capital requirements, PEPCO comply with a variety of operational standards, including proper record keeping and the licensing of its representatives. The SEC and NASD periodically examine PEPCO and review periodic reports with respect to its operations and financial condition.

DPIM, PIC, REA and Seneca are also subject to ERISA, insofar as they are "fiduciaries" under ERISA with respect to employee benefit plan clients subject to ERISA.

Because  PHL  owns a  majority  equity  interest  in the  Company,  New York law relating to the subsidiaries of life insurance companies may apply to the business activities conducted by the Company, including the requirement that transactions with affiliates be fair, equitable and reasonable. However, no prior insurance regulatory approval is or will be required with respect to the investment management activities of subsidiaries of the Company or the distribution by such entities of investment products. In the case of investments in the Variable Products Separate Accounts of PHL, the individual or group insurance or annuity or similar insurance contract issued by PHL or an insurance company subsidiary is subject to prior review and approval by insurance regulators in each jurisdiction where the product is to be sold.

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


Employees

As of December 31, 1998, the Company and its subsidiaries employed approximately 650 persons. The Company considers its employee relations to be satisfactory.


Executive Officers of the Company

The executive officers of the Company are as follows:

Name                    Age      Position


Philip R. McLoughlin    52       Chairman of the Board, Chief Executive Officer
                                   and Director

Calvin J. Pedersen      57       President and Director

Michael E. Haylon       41       President of PIC, Executive Vice President
                                   and Director

John F. Sharry          47       President, Retail Division

William R. Moyer        54       Senior Vice President and Chief Financial
                                   Officer

Leonard J. Saltiel      45       Senior Vice President

Thomas N. Steenburg     50       Senior Vice President

Elizabeth R. Rudden     44       Vice President

The executive officers of the Company are elected annually and serve at the discretion of the Board of Directors of the Company.

Mr. McLoughlin has been Chairman of the Board of the Company since May 1997 and Chief Executive Officer of the Company since November 1, 1995. Mr. McLoughlin has also been a Director of PHL since February 1994 and has been employed by PHL as Executive Vice President - Investments since December 1988. In addition, Mr. McLoughlin serves as Chairman and President of PEPCO, Chairman of PIC, Chief Executive Officer and Vice Chairman of DPIM and Chairman and Chief Executive Officer of NS&RC. He also is a member of the Board of Directors of PIC, PEPCO, DPIM, NS&RC, PCC, Duff & Phelps Utilities Tax-Free Income Inc., and Duff & Phelps Utility and Corporate Bond Trust Inc. Mr. McLoughlin also serves as President and as a Director or Trustee of the Phoenix Funds, Phoenix Duff & Phelps Institutional Mutual Funds, and Phoenix-Aberdeen Series Fund. He is a Director of PM Holdings, Inc., Phoenix Charter Oak Trust Company, Aberdeen Asset Management plc, The World Trust, a Luxembourg closed-end fund, The Emerging World Trust Fund, a Luxembourg closed-end fund, and PXRE Corporation, a publicly-traded corporation, and its wholly-owned subsidiary, PXRE Reinsurance Company.

Mr. Pedersen has been President of the Company since July 1993 and a Director of the Company since January 1992. From January 1992 to July 1993, Mr. Pedersen served as an Executive Vice President of the Company. Mr. Pedersen was also an Executive Vice President of Duff & Phelps, Inc. (DPI, Inc.), the former parent of the Company's operating subsidiaries, from 1988 until its dissolution. From 1986 to 1988, he served as Senior Vice President - Marketing and Sales of DPI, Inc. Mr. Pedersen joined the Company in 1986 from First Chicago Investment Advisors, an investment management company, where he was a Managing Director and head of the Account Management and Administration Division. Mr. Pedersen is also President and Chief Executive Officer of Duff & Phelps Utilities Income Inc., Duff & Phelps Utilities Tax-Free Income Inc., and Duff & Phelps Utility and Corporate Bond Trust Inc. and serves as a Director and Chairman of DPIM and as a Director or Trustee of the Phoenix Funds, Phoenix-Aberdeen Series Fund and Phoenix Duff & Phelps Institutional Mutual Funds.

Mr. Haylon has been an Executive Vice President and a Director of the Company since November 1, 1995. From February 1993 to November 1, 1995, Mr. Haylon was Senior Vice President - Securities Investments of PHL. Mr. Haylon is also President of PIC, Executive Vice President of NS&RC, Executive Vice President of DPIM and Executive Vice President of the Phoenix Funds, Phoenix Duff & Phelps Institutional Mutual Funds and Phoenix-Aberdeen Series Fund. From June 1991 through January 1993, Mr. Haylon was Vice President, Public Fixed Income and from June 1990 through May 1991, he was Vice President, Public Bond Investments of PHL. Mr. Haylon was Vice President of Aetna Capital Management from August 1986 until June 1990 and a Managing Director of Aetna Bond Investors from February 1989 until June 1990. Mr. Haylon also serves as a member of the Boards of Directors of PIC, PEPCO, and NS&RC.

Mr. Sharry has been President of the Retail Division of the Company since January 1, 1999. From January 1, 1998 to December 31, 1998, Mr. Sharry was Executive Vice President of the Company. From November, 1995 to December 31, 1997, Mr. Sharry was Senior Vice President of the Retail Line of Business. Mr. Sharry serves as Executive Vice President of PEPCO, the Phoenix Funds, Phoenix Duff & Phelps Institutional Mutual Funds and Phoenix-Aberdeen Series Fund. From 1994 to 1995, Mr.Sharry was a Managing Director and Director of Retail Marketing at Putnam Investments. Mr. Sharry was a Director and National Sales Manager of Putnam's Broker/Dealer Division from 1992 to 1994. Mr. Sharry was also a member of Putnam's Executive Committee. From 1988 to 1992, Mr. Sharry was First Vice President, National Sales Manager, Insurance/Annuity Division at Dean Witter Reynolds, Inc. Mr.Sharry was also Vice President, Regional Insurance Coordinator from 1985 to 1988 and Regional Marketing Director from 1983 to 1985 at Security First/Holden Group. Mr. Sharry is a member of the Investment Company Institute's Marketing Policy Committee, the Forum for Investor Advice board of directors and the Executive Committee of the DALBAR Excellence and Trust program.

Mr. Moyer has been Senior Vice President and Chief Financial Officer of the Company since November 1, 1995. From November 1990 to November 1, 1995, Mr. Moyer was Vice President - Investment Products Finance of PHL. In addition, Mr. Moyer serves as Senior Vice President, Chief Financial Officer and Treasurer of PIC, PEPCO and NS&RC. Mr. Moyer serves as Senior Vice President and Chief Financial Officer of DPIM. Mr. Moyer is also a Vice President of the Phoenix Funds, Phoenix Duff & Phelps Institutional Mutual Funds and Phoenix-Aberdeen Series Fund. Mr. Moyer serves as a member on the Boards of Directors of PIC, PEPCO, NS&RC and PCC.

Mr. Saltiel has been Senior Vice President of the Company since February 5, 1998. From March 1994 to February 5, 1998, Mr. Saltiel held various positions up to Managing Director - Operations and Service with PEPCO. From March 1, 1992 to November 1, 1995, Mr. Saltiel held various positions with PHL. From January 1, 1990 to December 31, 1992, Mr. Saltiel was Vice President and Controller and from January 9, 1987 to December 31, 1989, he was Vice President and Associate Controller of Home Life Insurance Company. Mr. Saltiel serves as Senior Vice President of PEPCO and Vice President of the Phoenix Funds, Phoenix Duff & Phelps Institutional Mutual Funds and Phoenix-Aberdeen Series Fund.

Mr. Steenburg has been Senior Vice President of the Company since January 1, 1999. From November 1, 1995 to December 31, 1998, Mr. Steenburg was Vice President and Counsel of the Company. In addition, Mr. Steenburg is Executive Vice President of DPIM, Vice President, Counsel and Secretary of PEPCO, PIC and NS&RC. From October 1991 through October 31, 1995, Mr. Steenburg served as Counsel with PHL. Prior to joining PHL, Mr. Steenburg engaged in the private practice of law. Mr. Steenburg currently serves as Secretary or Assistant Secretary to most of the open and closed end investment companies advised by the Company's subsidiaries. Mr. Steenburg serves as a member on the Board of Directors of PCC.

Ms. Rudden has been with the Company since November 1981 and currently holds the position of Vice President, Human Resources. From May 22, 1995 to December 31, 1995, she was Vice President, Mutual Fund Customer Service with PEPCO. From October 1982 through May 21, 1995, Ms. Rudden held various positions relating to mutual fund and variable annuity customer service and operations.


Item 2.     Properties.

The Company, which is headquartered in Hartford, conducts its operations through offices located in Hartford and Enfield, Connecticut; Chicago, Illinois; Greenfield, Massachusetts; Cleveland, Ohio; Pasadena, San Francisco and Scotts Valley, California; and Sarasota, Florida in which locations it leases a total of approximately 239,000 square feet of office space.


Item 3.     Legal Proceedings.

On June 6, 1997, Gigatek Memory Systems, Inc. (Gigatek) sued Capital Markets Co., and three former employees of Capital Markets in Los Angeles Superior Court. Plaintiff's case was dismissed in 1998.

On October 10, 1995, three individuals who are members of Associated Surplus Dealers (ASD), a non-profit mutual benefit corporation organized to promote the surplus merchandise industry, filed an action on behalf of themselves and as a class action on behalf of other members of ASD in the Superior Court of the State of California for the County of Los Angeles, Case No. BC 136761, against the directors of ASD, a corporation named Walter Fletcher, Inc. (WFI) allegedly controlled by one of the director defendants who was also the Executive Director of ASD, an attorney for ASD, and Duff & Phelps Corporation and Duff & Phelps Financial Consulting Co. (now known, respectively, as Phoenix Investment
Partners, Ltd. and DPCM Holdings, Inc.) (both hereinafter referred to as DP). The complaint alleged that all defendants breached fiduciary duties to the plaintiffs in connection with the sale of certain assets to WFI at a price of approximately $2.55 million that were later sold by WFI to a third party at a price of approximately $60 million. The complaint specifically alleged that DP, which had valued WFI's assets at $2.55 million, grossly undervalued the WFI assets causing the plaintiffs to suffer substantial losses. On October 16, 1995, a corporation that is a member of ASD filed a similar class action suit with substantially similar allegations. On October 17, 1995, another corporation that is a member of ASD filed yet another similar class action on behalf of ASD members with substantially the same allegations. The various suits sought compensatory damages, attorney's fees, costs, and punitive damages in unspecified amounts. On January 6, 1996, the three groups filed a single, consolidated complaint (the Consolidated Complaint).

On March 7, 1996, 90 other individual and corporate plaintiffs filed an action in Los Angeles Superior Court against DP and others. The complaint is not a class action but is similar in other respects to the Consolidated Complaint. This action has now been consolidated with the class action.

On May 10, 1996, the Court heard defendants' demurrers to the Consolidated Complaint and sustained them in part. On July 3, 1996, a Second Amended Complaint was filed, alleging that DP was professionally negligent, breached its fiduciary duty, aided and abetted other defendants in breaching their fiduciary duties, and breached its engagement agreement with ASD. Additional demurrers were filed, and some were granted and others denied. The final claims against DP are breach of contract (class claim), negligence (class claim), breach of fiduciary duty (derivative claim) and aiding and abetting breach of fiduciary duty (derivative claim). The Court has set a trial date of April 22, 1999.

Management of the Company, at this time, does not expect the above litigation to have a material adverse effect on the Company's financial position or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders.

No items submitted.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

The Company's common stock is listed and traded principally on the New York Stock Exchange under the symbol "PXP." Information concerning the range of high and low sales prices for the Company's common stock, and the dividends declared, for each quarterly period within the past two fiscal years is set forth below:

                                                            Dividends
            Quarter Ended          High         Low         Declared
            1998
            March 31              $9.38        $7.38          $.06
            June 30               $9.88        $8.19          $.06
            September 30          $9.44        $6.63          $.06
            December 31           $8.75        $6.69          $.06

            1997
            March 31              $8.50        $6.88          $.06
            June 30               $8.13        $6.63          $.06
            September 30          $9.31        $7.31          $.06
            December 31           $8.19        $7.00          $.06

As of March 12, 1999, the closing price of the Company's common stock on the New York Stock Exchange was $7 15/16 per share.

Item 6.     Selected Financial Data.

(in thousands, except per share amounts)
Year Ended December 31*        1998       1997     1996       1995      1994

Operating revenues          $221,547  $164,600   $152,504  $112,206  $104,429
Net income                    34,640     24,147    26,719    15,690    17,020
Basic earnings per share**      0.76       0.44      0.50      0.51
Diluted earnings per share**    0.68       0.44      0.50      0.40
Total assets                 563,718    604,949   365,684   356,619    97,201
Long-term obligations        146,561    194,299    21,884    33,858     3,517
Convertible subordinated
  debentures                  76,364
Convertible exchangeable
  preferred stock                        78,827    78,504    78,029
Cash dividends declared
  per common share**            0.24       0.24      0.21      0.05

* 1998 reflects the consolidated results of Phoenix Investment Partners, Ltd. 1997 reflects the results of Phoenix Investment Partners, Ltd. and includes Seneca Capital Management from July 17,1997 to December 31, 1997 and Pasadena Capital Corporation from September 3, 1997 to December 31,1997. 1996 reflects the results of Phoenix Investment Partners, Ltd., while 1995 reflects the results of Phoenix Securities Group, Inc. from January 1, 1995 to October 31, 1995 and the combined results of Phoenix Investment Partners, Ltd. for the period from November 1, 1995 to December 31, 1995. 1994 reflects the results of Phoenix Securities Group, Inc. only.

** Basic and diluted earnings per share and cash dividends declared per common share prior to 1995 are not meaningful because of the recapitalization in connection with the merger. The 1995 basic and diluted earnings per share reflect ten months of Phoenix Securities Group, Inc. and two months of the combined company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Phoenix Investment Partners, Ltd. (the Company) offers a wide range of investment management services to meet the needs of individual and institutional investors. The Company earns substantially all of its revenues from fees for providing investment advisory and distribution services to the Phoenix mutual funds, institutional clients, high net worth individuals, the Phoenix closed-end funds and the general account of Phoenix Home Life Mutual Insurance Company
(PHL), the Company's majority shareholder. The Phoenix funds consist of open-end mutual funds and variable annuity subaccounts managed by the Company's seven investment management groups.

The Company was formed on November 1, 1995 when Phoenix  Securities  Group, Inc.
(PSG), the money management subsidiary of PM Holdings, Inc. (PM Holdings), merged into Duff & Phelps Corporation (D&P). PM Holdings is a wholly-owned subsidiary of PHL. Upon consummation of the merger, PM Holdings owned approximately 60% of the outstanding common stock of the Company. During 1997, the Company acquired Pasadena Capital Corporation (Pasadena) and a majority interest in Seneca Capital Management LLC (Seneca) (the Acquisitions). Details of the merger and these acquisitions are discussed in Note 3 of the Company's 1998 Consolidated Financial Statements.

The 1998 net income of $34.6 million represents the Company's operations inclusive of Seneca and Pasadena for the full year. The 1997 net income of $24.1 million represents the Company's operations inclusive of the operations of Seneca and Pasadena from their respective acquisition dates. The 1996 net income of $26.7 million represents the Company's operations prior to the Acquisitions. As a result of the required accounting presentation and the inherent difficulties of analyzing and comparing the historical financial statements to the prior years' results, management has also included 1997 and 1996 financial information on a pro forma basis as if the Acquisitions had occurred on January 1, 1996. The following is a comparison of the historical financial statements and a discussion of the pro forma financial information which is found in Note 4 of the Company's 1998 Consolidated Financial Statements. The principal operating entities referred to in this discussion are described in Note 1 of the Company's 1998 Consolidated Financial Statements.

Assets Under Management

The following table presents actual year-end assets under management at December 31, 1998, 1997 and 1996. The revenues of the Company are substantially earned based upon assets under management and, accordingly, these trends are important for understanding the business.

                               1998           1997            1996
                                         (in millions)
Retail Products:
Open-end Mutual Funds       $ 14,407       $ 13,001        $ 11,304
Managed Accounts  *            7,322          5,559             228
                            --------       --------        --------
                              21,729         18,560          11,532
                            --------       --------        --------
Institutional Products:
Closed-end Funds               3,505          3,336           2,984
Institutional Accounts  **    19,468         16,155          12,276
PHL General Account            8,785          8,351           6,857
                            --------        -------        --------
                              31,758         27,842          22,117
                            --------        -------        --------

Total                       $ 53,487       $ 46,402        $ 33,649
                            ========       ========        ========

* Managed Accounts represent assets that are individually managed for retail clients.
** Institutional Accounts include 100% of the assets managed by Seneca.

At December 31, 1998 the Company had $53.5 billion in assets under management, an increase of $7.1 billion (15%) from $46.4 billion at December 31, 1997, which represented an increase of $12.8 billion (38%) from $33.6 billion at December 31, 1996. Positive market performance increased assets under management by $6.5 billion and $3.7 billion during 1998 and 1997, respectively. Sales of open-end mutual funds (which includes institutional mutual funds and PHL sponsored variable products) and managed accounts were $2.6 billion and $1.5 billion in 1998 and 1997, respectively, but were offset by redemptions of $3.3 billion and $2.4 billion, respectively. Sales of institutional accounts in 1998 and 1997 were $4.9 billion and $1.6 billion, respectively, but were offset by lost accounts totaling $4.0 billion and $3.7 billion, respectively.

Historical Financial Statements

General

The historical financial statements reflect the consolidated results of the Company for the period from January 1, 1996 to December 31, 1998. Each year's results include a substantial non-cash amortization expense resulting from merger and acquisition related goodwill and other intangible assets.

Statement of Income for 1998 Compared to 1997

Revenues for 1998 of $221.5 million increased $56.9 million (35%) from $164.6 million in 1997, of which $38.2 million and $18.7 million of this increase related to the retail and institutional lines of business, respectively. The inclusion of Pasadena and Seneca for a full year in 1998 compared to a partial year in 1997 contributed $53.6 million to this increase. Excluding the effects of Pasadena and Seneca, the Company's revenues for 1998 increased $3.3 million (2%) compared to 1997.

Investment management fees of $193.1 million for 1998 (representing 87% of revenues) increased $54.7 million (39%) from $138.5 million in 1997. Excluding the effects of Pasadena and Seneca, which contributed $48.3 million to this increase, investment management fees for 1998 increased $6.4 million (5%) compared to 1997. Excluding Pasadena, management fees for the retail line of business, including managed accounts and open-end mutual funds, increased $2.5 million of which $2.2 million is due to an $800 million increase in average assets under management. The increase in average assets managed is due to strong investment performance by investment managers of several of the mutual funds both in absolute terms and relative to the strong performance of the market in general. This performance more than offset a net outflow of assets under management. Funds under reimbursement increased $1.2 million, decreasing revenue, primarily due to the start-up of several new funds in late 1997 for which the advisors, subsidiaries of the Company, agreed to waive or reimburse expenses to the extent they exceeded limits detailed in the funds' prospectuses. Excluding Seneca, management fees earned by the institutional line of business, including closed-end mutual funds, PHL's general account, and institutional accounts, increased $3.9 million primarily due to a $1.8 billion increase in average assets under management offset, in part, by a change in the fee structure on PHL's general account. The increase in average assets managed is principally due to asset additions in December 1997 from PHL. The closed-end funds contributed $2.5 million to the increase in management fees, of which $.7 million is due to a change in the investment advisory agreements and $1.8 million is due to a $300 million increase in average assets managed, the result of positive performance.

Mutual funds - ancillary fees, a component of the retail line of business, of $25.7 million in 1998 increased $3.2 million (14%) from $22.5 million in 1997. Excluding the effect of Pasadena, which contributed $5.0 million to this increase, mutual funds - ancillary fees for 1998 decreased $1.9 million (8%) compared to 1997. The full-year effect of the sale of the deferred commissions asset in June 1997 resulted in a $2.2 million decrease in net distributor fees. Shareholder service fees, which are directly related to the number of mutual fund shareholder accounts, decreased $.8 million due to a decline in these accounts. Fund accounting fees increased $1.3 million, of which $.6 million is due to an increase in average assets managed and $.7 million is the result of a change in the fee structure for the open-end mutual funds. This change was implemented in order to reimburse Phoenix Equity Planning Corporation (PEPCO) for operating costs related to the out-sourcing of substantially all of the Company's fund accounting operations in the first quarter of 1998.

Other income and fees, a component of the retail line of business, of $2.7 million for 1998 decreased $.9 million (26%) from $3.6 million in 1997. Excluding the effect of Pasadena, which increased other income and fees by $.3 million, other income and fees for 1998 decreased $1.2 million (33%) compared to 1997. This decrease is primarily the result of the sale of the Company's then existing deferred commissions asset in June 1997, for which the Company had previously earned a fee if shares were redeemed within five years of purchase.

Operating expenses of $172.9 million for 1998 increased $39.2 million (29%) from $133.6 million in 1997, of which $28.3 million and $10.9 million related to the retail and institutional lines of business, respectively. The inclusion of Pasadena and Seneca for a full year in 1998 compared to a partial year in 1997 contributed $34.0 million to this increase. Excluding the effects of Pasadena and Seneca, operating expenses increased $5.2 million (4%) in 1998 over 1997, of which $5.6 million and $(.4) million related to the retail and institutional lines of business, respectively.

Employment expenses of $90.4 million for 1998 increased $17.7 million (24%) from $72.7 million in 1997. Excluding the effects of Pasadena and Seneca, which contributed $17.9 million to this increase, employment expenses for 1998 decreased $.2 million compared to 1997. Employment expenses for the retail line of business, excluding Pasadena, decreased $1.6 million. Annual salary adjustments and increased incentive compensation payments, resulting from improved performance by several portfolio managers and research analysts, were more than offset by reductions in staff levels particularly in the investment portfolio and sales management areas, as well as in fund accounting due to its out-sourcing. The institutional line of business, excluding Seneca, experienced a $1.4 million increase in employment expenses. Annual salary adjustments were partially offset by $.9 million of non-recurring charges resulting from a senior executive exercising certain rights under his employment agreement in 1997. The Company's profit sharing plan paid out $.4 million more in 1998 than in 1997 increasing employment expenses for both the retail and institutional lines of business.

Other operating expenses of $55.0 million for 1998 increased $14.7 million (36%) from $40.3 million in 1997. Excluding the effects of Pasadena and Seneca, which contributed $6.3 million to this increase, other operating expenses for 1998 increased $8.4 million compared to 1997, and was primarily attributable to the retail line of business. Payments to a third party administrator of $5.3 million represented the 1998 cost of out-sourcing substantially all of the Company's fund accounting operations in the first quarter of 1998. Additional administrative costs incurred on behalf of the Phoenix-Engemann and Phoenix-Seneca Funds (Funds), which were recovered by administrative fees earned on the Funds, increased expenses by $2.6 million. The Company's increased reliance on outside consultants in 1998, primarily for information technology purposes, increased other operating expenses by $1.5 million. Non-recurring costs in 1997 of $1.8 million included $1.2 million for printing and other charges incurred to promote the newly acquired Funds and other new open-end mutual funds, and $.6 million relating to the sublease of certain office space. Various other less significant year-over-year changes netted to an increase of $.8 million.

Restructuring charges, a component of the retail line of business, of $.4 million and $.7 million in 1998 and 1997, respectively, are the result of the Company's decision in late 1997 to out-source substantially all of its fund accounting operations effective in the first quarter of 1998.

Depreciation and amortization of leasehold improvements of $3.7 million for 1998 increased $.7 million (24%) from $3.0 million in 1997. Excluding the effects of Pasadena and Seneca, which contributed $.5 million to this increase, depreciation and amortization of leasehold improvements for 1998 increased $.2 million compared to 1997 as a result of capital asset purchases.

Amortization of goodwill and intangibles of $22.1 million for 1998 increased $8.1 million (58%) from $14.0 million in 1997. Amortization expense related to the retail line of business increased $7.2 million as a result of the amortization of goodwill and intangible assets related to the Pasadena acquisition. Amortization expense related to the institutional line of business increased $.9 million as a result of the amortization of goodwill and intangible assets related to the Seneca acquisition.

Amortization of deferred commissions, a component of the retail line of business, of $1.4 million for 1998, which relates entirely to the Phoenix-Engemann B shares, decreased $1.6 million (54%) from $3.0 million in 1997. A decrease of $2.8 million is the result of the sale of the Company's then existing deferred commissions asset in June 1997. An increase of $1.2 million is from the deferred commissions asset relating to Pasadena prior to February 1, 1998, which continues to be amortized.

Operating income of $48.7 million for 1998 increased $17.7 million (57%) from $31.0 million in 1997 as a result of the changes discussed above.

Equity in earnings of unconsolidated affiliates of $3.5 million for 1998 decreased $2.9 million (46%) from $6.4 million in 1997. In 1997, the Company's investment in Financial Alliance Investors I, L.P. (FA) resulted in equity earnings of $4.5 million, upon completion of the leveraged transaction for which it was created. A portion of the money to be received from FA was held in escrow but was released in 1998 resulting in additional equity earnings of $.4 million. The Company recognized losses in 1997 related to its share of equity earnings from Windy City CBO Partners, L.P. (WCCBO) and Greystone Capital Management (Greystone) of $1.5 million and $.6 million, respectively. Equity income from the Company's investment in Beutel, Goodman & Company Ltd. (BG) decreased $.5 million due to the sale of BG in the fourth quarter of 1998. In addition, the Company's share of income from its joint venture in Inverness/Phoenix Capital LLC (IPC) decreased $.4 million in 1998.

Gain on sale of $16.6 million in 1998 is the result of the December 3, 1998 sale of the Company's 49% interest in BG to an unrelated third party. The sale of BG resulted in cash proceeds of $37.0 million and a note receivable of $10.0 million. Gain on sale of $6.9 million in 1997 is the result of the sale of the Company's deferred commissions asset, excluding Pasadena's, in June 1997.

Other income - net of $1.0 million in 1998, which includes $.6 million from Seneca, increased $1.1 million from a net expense of $33 thousand in 1997. A decrease of $.2 million is the result of a decrease in unrealized gains on mutual fund investments. Numerous individually insignificant items increased other income by $.7 million.

Interest expense - net of $12.6 million in 1998 increased $9.3 million from $3.3 million in 1997. Interest charges resulting from financing the Pasadena acquisition resulted in $5.6 million of additional interest expense in 1998 in the retail line of business. Interest charges resulting from financing the Seneca acquisition resulted in $.8 million of additional interest expense in 1998 in the institutional line of business. During 1997, a previous credit facility and a bridge loan were paid in full, decreasing interest expense by $1.0 million. The exchange of the Company's preferred stock for convertible debentures in the second quarter of 1998 resulted in $3.4 million of additional interest expense, while eliminating the Company's preferred stock dividend. Other interest and dividend income decreased $.6 million.

Income to minority interest, a component of the institutional line of business, of $2.2 million and $.7 million in 1998 and 1997, respectively, represents the minority shareholders' interest in the equity earnings of Seneca, which is fully consolidated in the Company's financial statements.

Net income for 1998 of $34.6 million reflects an increase of $10.5 million (43%) from the $24.1 million in 1997, resulting from the increased income and expenses discussed above. The effective tax rate decreased to 37.0% in 1998 from 40.0% in 1997 as a result of the BG sale, amended prior year state tax returns, and the utilization of foreign tax credits.

Statement of Income for 1997 Compared to 1996

Revenues for 1997 of $164.6 million, which includes $27.2 million for Pasadena and Seneca, increased $12.1 million (8%) from $152.5 million in 1996 which included $8.2 million for Duff & Phelps Capital Markets Co. (Capital Markets) through June 30, 1996. Excluding the effects of Pasadena, Seneca and Capital Markets, the Company's revenues for 1997 decreased $6.9 million (5%) compared to 1996.

Investment management fees of $138.5 million for 1997, which includes $25.0 million for Pasadena and Seneca, increased $20.3 million (17%) from $118.2 million in 1996. Management fees earned on closed-end mutual funds increased $.5 million due to an increase in assets under management as a result of positive performance. Fees earned managing PHL's general account increased $.4 million due to an increase in assets managed. Management fees for 1997 related to managed accounts increased $.4 million as a result of an increase in assets under management. Management fees earned on institutional and advisory accounts decreased $3.6 million due to lost accounts. Fees earned managing PHL sponsored variable products decreased $1.1 million as a result of a change in the fee structure (which also increased both fund accounting and underwriting fees) offset, in part, by an increase in assets under management. Management fees earned on open-end mutual funds, including institutional mutual funds, decreased $.2 million as a result of a decrease in assets under management. Funds under reimbursement increased $.2 million, decreasing revenue, primarily due to the start-up of several new funds in 1997 for which the advisors, subsidiaries of the Company, agreed to waive or reimburse expenses to the extent they exceeded limits detailed in the funds' prospectuses. Other management fees decreased $.6 million partly due to an increase in subadvisory fees paid to Greystone and the liquidation of WCCBO in March 1997.

Mutual funds - ancillary fees of $22.5 million for 1997, which includes $2.2 million for Pasadena, increased $.5 million (2%) from $22.0 million in 1996. Fund accounting fees increased $2.7 million primarily as a result of a change in the fee structures for the open-end mutual funds as well as PHL sponsored variable products, on which no such fees were earned prior to January 1997. Net distributor fees decreased by $3.2 million as a result of the sale of the deferred commissions asset. Other ancillary fees decreased $1.0 million primarily as a result of decreased shareholder service agent fees resulting from a decline in mutual fund shareholder accounts. Underwriter fees decreased $.2 million as a result of the closure of Capital Markets in 1996, offset, in part, by a new fee schedule for the PHL sponsored variable products.

Financial consulting and investment research services were not offered by the Company in 1997 as the operations of Capital Markets and the fee-based investment research and securities businesses were divested and closed, respectively, in 1996, resulting in a $7.7 million decrease in revenues in 1997 as compared to 1996.

Other income and fees of $3.6 million for 1997 decreased $1.0 million (22%) from $4.6 million in 1996. This decrease is primarily due to a decrease in redemption income as a result of the sale of the Company's then existing deferred commissions asset in June 1997, for which the Company had previously earned a fee if shares were redeemed within five years of purchase.

Operating expenses of $133.6 million for 1997, which includes $19.3 million for Pasadena and Seneca, increased $20.4 million (18%) from $113.2 million in 1996. Excluding the effects of Pasadena and Seneca, expenses increased $1.1 million in 1997 over 1996.

Employment expenses of $72.7 million for 1997, which includes $9.6 million for Pasadena and Seneca, increased $13.9 million (24%) from $58.8 million in 1996. A new profit sharing plan for certain eligible employees increased employment expenses by $.6 million. Employment expenses decreased $8.2 million due to the divestiture of Capital Markets and the closure of the fee-based investment research and securities businesses in 1996. Non-recurring charges, resulting from a senior executive exercising certain rights under his employment agreement, increased employment expenses by $.9 million in 1997. The remaining increase was primarily due to an expansion of the sales force, an increase in sales-based and performance-based incentive compensation and annual salary adjustments.

Other operating expenses of $40.3 million for 1997, which includes $4.7 million for Pasadena and Seneca, increased $3.7 million (10%) from $36.5 million in 1996. Operating expenses decreased $1.2 million primarily as a result of the divestiture of Capital Markets in 1996. In addition, a one-time loss of $.6 million was recognized in the second quarter of 1997 relating to the sublease of certain office space.

Restructuring charges of $.7 million in 1997 are the result of the Company's decision to out-source substantially all of its fund accounting operations effective in the first quarter of 1998.

Depreciation and amortization of leasehold improvements of $3.0 million for 1997, which includes $.3 million for Pasadena and Seneca, increased $.7 million (33%) from $2.2 million in 1996. An increase in depreciation expense relating to capital assets purchased in 1997 and 1996 more than offset the effect of the divestiture of Capital Markets which decreased depreciation expense by $.4 million.

Amortization of goodwill and intangibles of $13.9 million for 1997 increased $4.3 million (45%) from $9.6 million in 1996 as a result of the acquisitions of Pasadena and Seneca.

Amortization of deferred commissions of $3.0 million for 1997, which includes $.2 million for Pasadena, decreased $3.1 million (50%) from $6.1 million in 1996 as a result of the sale of the Company's then existing deferred commissions asset in June 1997. A deferred commissions asset relating to Pasadena continues to be amortized.

Operating income of $31.0 million for 1997 decreased $8.3 million (21%) from $39.3 million in 1996 as a result of the changes discussed above.

Equity in earnings of unconsolidated affiliates of $6.4 million for 1997 increased $1.0 million (19%) from $5.3 million in 1996. The Company's share of income from its investment in FA increased revenues by $4.5 million. Equity income from the Company's investment in BG increased $1.3 million. The Company's share of equity earnings from WCCBO was a loss of $1.5 million in 1997, due to the liquidation of WCCBO in early 1997, as compared to income of $1.6 million in 1996. The Company's share of equity earnings from the DPIM/Nuveen joint venture was zero in 1997 as compared to $.6 million in 1996. On January 2, 1997, the Company purchased the remaining interest in the DPIM/Nuveen joint venture and consolidated operations. In addition, the Company's share of the IPC joint venture income decreased $1.1 million in 1997 primarily as a result of the joint venture's recognition of an advisory fee in 1996 from a significant non-recurring transaction. The Company's investment in Greystone in 1997 resulted in a loss of $.6 million, as compared to a loss of $.7 million in 1996. Greystone was in a start-up phase in both years.

Gain on sale of $6.9 million in 1997 is the result of the sale of the Company's deferred commissions asset, excluding Pasadena's, in June 1997. The sale, which was to an unrelated third party, resulted in proceeds of $26.0 million. As part of the transaction, the purchaser will fund future B share commissions and be entitled to distributor fees from the Company's outstanding B share mutual funds as well as any contingent deferred sales charges, excluding those relating to the Phoenix-Engemann funds.

Other expense - net of $33 thousand in 1997 decreased $102 thousand (75%) from $135 thousand in 1996 primarily from an increase in unrealized gains on marketable securities.

Interest expense - net of $3.3 million in 1997 increased $3.7 million from net interest income of $.4 million in 1996 as a result of the interest charges from the financing of the Pasadena and Seneca acquisitions offset, in part, by a decrease in interest expense of $.5 million due to a reduction in outstanding debt on a previous credit facility. Interest income decreased $.3 million primarily due to a decrease of $.4 million from the BG debentures, which were fully redeemed in December 1996.

Income to minority interest of $.7 million in 1997 represents the minority shareholders' interest in the equity earnings of Seneca, which is fully consolidated in the Company's financial statements.

Net income for 1997 of $24.1 million reflects a decrease of $2.6 million (10%) from the $26.7 million in 1996, resulting from the increased income and expenses discussed above. The effective tax rate decreased to 40.0% in 1997 from 40.5% in 1996 as a result of settlements in 1997 with federal and state tax authorities for the tax years 1990 to 1993, offset by the effect of goodwill amortization resulting from the Pasadena acquisition.

Pro Forma Financial Information (See Note 4 to the Consolidated Financial Statements)

Statement of Income for 1998 Compared to Pro Forma 1997

Revenues for 1998 of $221.5 million increased $14.4 million (7%) from pro forma $207.1 million in 1997, of which $6.0 million and $8.4 million of this increase related to the retail and institutional lines of business, respectively.

Investment management fees of $193.1 million in 1998 (representing 87% of revenues) increased $18.7 million (11%) from pro forma of $174.4 million for 1997. Management fees for the retail line of business, including managed accounts and open-end mutual funds, increased $9.7 million primarily due to a $1.2 billion increase in average assets under management. The increase in average assets managed is due to strong investment performance by investment managers of several of the mutual funds both in absolute terms and relative to the strong performance of the market in general. This performance more than offset a net outflow of assets under management. Funds under reimbursement increased $1.2 million, decreasing revenue, primarily due to the start-up of several new funds in late 1997 for which the advisors, subsidiaries of the Company, agreed to waive or reimburse expenses to the extent they exceeded limits detailed in the funds' prospectuses. Management fees earned for the institutional line of business, including closed-end mutual funds, PHL's general account, and institutional accounts, increased $9.0 million primarily due to a $2.5 billion increase in average assets under management offset, in part, by a change in the fee structure on PHL's general account. The increase in average assets managed is principally due to net asset additions from PHL and Seneca. The closed-end funds contributed $2.5 million to the increase in management fees, of which $.7 million is due to a change in the investment advisory agreements and $1.8 million is due to a $300 million increase in average assets managed, the result of positive performance.

Mutual funds - ancillary fees, a component of the retail line of business, of $25.7 million in 1998 decreased $1.9 million (7%) from pro forma $27.6 million in 1997. Net distributor fees decreased $2.3 million, of which $2.2 million is the full-year effect of the sale of the deferred commissions asset in June 1997. Shareholder service fees, which are directly related to the number of mutual fund shareholder accounts, decreased $1.0 million due to a decline in these accounts. Fund accounting fees increased $1.3 million, of which $.6 million is due to an increase in average assets managed and $.7 million is the result of a change in the fee structure for the open-end mutual funds. This change was implemented in order to reimburse PEPCO for operating costs related to the out-sourcing of substantially all of the Company's fund accounting operations in the first quarter of 1998. Other ancillary fees increased $.1 million.

Other income and fees, a component of the retail line of business, of $2.7 million in 1998 decreased $2.4 million (47%) from pro forma $5.1 million in 1997. This decrease is primarily due to a decrease in redemption income as a result of the sale of the Company's then existing deferred commissions asset in June 1997, for which the Company had previously earned a fee if shares were redeemed within five years of purchase.

Employment expenses of $90.4 million in 1998 increased $2.3 million (3%) from pro forma $88.1 million in 1997. Employment expenses for the retail line of business decreased $2.0 million. Annual salary adjustments and increased incentive compensation payments, resulting from improved performance by several portfolio managers and research analysts, were more than offset by reductions in staff levels particularly in the investment portfolio and sales management areas, as well as in fund accounting due to its out-sourcing. The institutional line of business experienced a $4.3 million increase in employment expenses primarily due to increased incentive compensation payments. Annual salary adjustments were partially offset by $.9 million of non-recurring charges resulting from a senior executive exercising certain rights under his employment agreement in 1997. The Company's profit sharing plan paid out $.4 million more in 1998 than in 1997 increasing employment expenses for both the retail and institutional lines of business.

Other operating expenses of $60.4 million in 1998 increased $1.2 million (2%) from pro forma $59.2 million in 1997, of which the retail line of business increased $1.7 million and the institutional line of business decreased $.5 million. In the retail line, payments to a third party administrator of $5.3 million represented the 1998 cost of out-sourcing substantially all of the Company's fund accounting operations in the first quarter of 1998. The Company's increased reliance on outside consultants in 1998, primarily for information technology purposes, increased other operating expenses by $1.5 million. Non-recurring costs in 1997 of $1.1 million included $.5 million for printing and other charges incurred to promote new open-end mutual funds, and $.6 million relating to the sublease of certain office space. Restructuring charges, a component of the retail line of business, decreased $.4 million as a result of the Company's decision in late 1997 to out-source substantially all of its fund accounting operations effective in the first quarter of 1998. Depreciation and amortization of leasehold improvements increased $.3 million as a result of capital asset purchases. Amortization of deferred commissions, a component of the retail line of business, decreased $3.6 million, of which $2.8 million is the result of the sale of the Company's then existing deferred commissions asset in June 1997. Various other less significant year-over-year changes netted to a decrease of $.8 million.

Amortization of goodwill and intangibles of $22.1 million in 1998 was unchanged from pro forma 1997.

Other income - net of $21.0 million in 1998 increased $2.0 million from pro forma $19.0 million in 1997. A $16.6 million non-recurring gain was recognized in 1998 as a result of the December 3, 1998 sale of the Company's 49% interest in BG to an unrelated third party. The sale of BG resulted in cash proceeds of $37.0 million, a note receivable of $10.0 million and a $.5 million decrease in equity income. In 1997, the Company's investment in FA resulted in equity earnings of $4.5 million, upon completion of the leveraged transaction for which it was created. A portion of the money to be received from FA was held in escrow but was released in 1998 resulting in additional income of $.5 million.
Additionally, the Company recognized losses in 1997 related to its share of equity earnings from WCCBO and Greystone of $1.5 million and $.6 million, respectively. The Company's share of income from its joint venture in IPC decreased $.4 million in 1998. Non-recurring gains of $6.9 million and $5.0 million were recognized in 1997 from the sale of the Company's deferred commissions asset, excluding Pasadena's, in June 1997 and from the sale of Pasadena's investment in its own mutual funds, respectively.

Interest expense - net of $12.6 million in 1998 increased $1.8 million (17%) from pro forma $10.8 million in 1997. The exchange of the Company's preferred stock for convertible debentures in the second quarter of 1998 resulted in $3.4 million of additional interest expense while eliminating the Company's preferred stock dividend. Interest expense decreased $1.0 million due to the elimination of outstanding debt on a previous credit facility and a bridge loan. Other interest and dividend income decreased $.6 million.

Income to minority interest of $2.2 million in 1998 increased $1.0 million (83%) from pro forma $1.2 million in 1997 due to Seneca's increased earnings.

Net income of $34.6 million in 1998 increased by $9.1 million (36%) over pro forma $25.5 million in 1997, resulting from the increased income and expenses discussed above. The effective tax rate decreased to 37.0% in 1998 from 43.0% in 1997 as a result of the BG sale, amended prior year state tax returns, and the utilization of foreign tax credits.

Statement of Income - Pro Forma for 1997 Compared to Pro Forma 1996

Revenues - pro forma of $207.1 million in 1997 decreased $4.7 million (2%) from $211.8 million in 1996.

Investment management fees - pro forma of $174.4 million in 1997 increased $2.8 million (2%) from $171.6 million for 1996. Management fees from Pasadena increased approximately $2.7 million due to increased asset performance. New institutional accounts from Seneca increased fees by $4.3 million offset by a decrease of $3.6 million in advisory and subadvisory fees resulting from lost accounts. Management fees earned on mutual funds and managed accounts increased $.6 million as a result of an increase in assets managed. Fees earned managing PHL's general account and PHL sponsored variable products decreased $.7 million as a result of a change in the variable product fee structure (which also increased both fund accounting and underwriting fees) offset, in part, by an increase in both general account and variable product assets under management. Funds under reimbursement increased $.2 million, decreasing revenue, primarily due to the start-up of several new funds in 1997 for which the advisors, subsidiaries of the Company, agreed to waive or reimburse expenses to the extent they exceeded limits detailed in the funds' prospectuses. Other management fees decreased $.6 million partly due to an increase in subadvisory fees paid to Greystone and the liquidation of WCCBO in March 1997.

Mutual funds - ancillary fees - pro forma of $27.6 million in 1997 increased $2.0 million (8%) from $25.6 million in 1996. Fund accounting fees increased $2.7 million primarily as a result of a change in the fee structures for the open-end mutual funds and PHL sponsored variable products, on which no such fees were earned prior to January 1997. Distributor fees decreased $2.0 million primarily as a result of the sale of the deferred commissions asset. Underwriter fees decreased $.2 million as a result of the divestiture of Capital Markets in 1996 offset, in part, by a new fee schedule for the PHL sponsored variable products. Other ancillary fees decreased $1.3 million primarily as a result of increased trails expense related to increased B share sales in the prior year and a decrease in shareholder service agent fees resulting from a reduced number of shareholder accounts.

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

Other operating expenses - pro forma of $59.2 million in 1997 decreased $.7 million (1%) from $59.9 million in 1996. Amortization of deferred commissions decreased $2.9 million primarily as a result of the sale of the Company's deferred commissions asset, excluding Pasadena's, in June 1997. Pasadena's deferred commissions expense increased $.2 million in 1997. Operating expenses decreased $1.2 million as a result of the closing of Capital Markets in 1996. Restructuring charges of $.7 million in 1997 are the result of the Company's decision to out-source substantially all of its fund accounting operations effective in the first quarter of 1998. Depreciation and amortization of leasehold improvements increased by $.4 million. An increase in depreciation expense caused by capital assets purchased in 1997 and 1996 more than offset the effect of the divestiture of Capital Markets which decreased depreciation expense by $.4 million.

Amortization of goodwill and intangibles - pro forma of $22.1 million in 1997 was unchanged from 1996.

Other income - net - pro forma of $19.0 million in 1997 increased $13.8 million from $5.2 million in 1996. A $6.9 million gain was recognized on the sale of the Company's deferred commissions asset, excluding Pasadena's, in June 1997. A gain of $5.0 million was realized in 1997 by Pasadena from the sale of its investment in its own mutual funds, the proceeds of which were reinvested in Treasury Bills. The Company's share of income from its investment in FA increased revenues by $4.5 million. Equity income from the Company's investment in BG increased $1.3 million. Other income from Pasadena increased by $.8 million. Income from Seneca partnerships increased by $.6 million. The Company's share of equity earnings from WCCBO was a loss of $1.5 million in 1997, due to the liquidation of WCCBO in early 1997, as compared to income of $1.6 million in 1996. The Company's share of equity earnings from the DPIM/Nuveen joint venture was zero in 1997 as compared to $.6 million in 1996. On January 2, 1997, the Company purchased the remaining interest in the DPIM/Nuveen joint venture and consolidated operations. In addition, the Company's share of IPC joint venture income decreased $1.1 million in 1997 primarily as a result of the joint venture's recognition of an advisory fee in 1996 from a significant non-recurring transaction. The Company's investment in Greystone in 1997 resulted in a loss of $.6 million, as compared to $.7 million of losses in 1996. Greystone was in a start-up phase in both years.

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

Net income - pro forma of $25.5 million in 1997 reflects an increase of $1.7 million (7%) over the $23.9 million in 1996, resulting from the increased income and expenses discussed above. The effective tax rate decreased to 43.0% in 1997 from 43.8% in 1996 as a result of settlements with federal and state tax authorities in 1997 for the tax years 1990 to 1993.


Liquidity and Capital Resources

The Company's business is not considered to be capital intensive. Working capital requirements for the Company have historically been provided by operating cash flow. It is expected that such cash flows will continue to serve as the principal source of working capital for the Company for the near future. The Company's current assets are primarily liquid in nature and are not significantly affected by inflation. The effects of inflation may result in increased employee compensation, occupancy costs, and promotional costs. An increase in interest rates or a substantial decline in the value of fixed income or equity securities, which causes a significant decline in the net asset value of the funds managed by the Company, would adversely affect the Company's financial condition and results of operations.

The Company's current capital structure, as of March 12, 1999, includes 43.6 million shares of common stock outstanding and $76.4 million of 6% Convertible Subordinated Debentures with a principal value of $25.00 per debenture. The current quarterly dividend rate on common stock is $.06 per share. If the dividend rate remains constant for 1999, the total dividend on common stock will be approximately $10.5 million based upon shares outstanding at March 12, 1999. The total 1999 interest expense on the debentures based upon debentures outstanding at March 12, 1999, would be $4.6 million.

The Company has an agreement with a consortium of banks providing for a $200 million five year credit facility, with no required principal repayments prior to maturity in August 2002. The outstanding obligation under the credit facility at December 31, 1998 and 1997 was $140 million and $185 million, respectively. An interest rate of approximately 6% was in effect on this borrowing as of December 31, 1998. The credit agreement contains financial and operating covenants including, among other provisions, requirements that the Company maintain certain financial ratios and satisfy certain financial tests, restrictions on the ability to incur indebtedness, and limitations on the amount of the Company's capital expenditures. At December 31, 1998 and 1997, the Company was in compliance with all covenants contained in the credit agreement. The Company believes that funds from operations and amounts available under the credit facility will provide adequate liquidity for the foreseeable future.

PEPCO, a wholly-owned subsidiary of the Company, is subject to the net capital requirements imposed on registered broker-dealers by the Securities Exchange Act of 1934 (Act). At December 31, 1998, PEPCO had net capital (as defined in the
Act) of approximately $6.0 million, which exceeded the regulatory minimum by $5.4 million. PEPCO operates pursuant to Rule 15c3-1 paragraph (a) of the Act and, accordingly, is required to maintain a ratio of aggregate indebtedness (as defined in the Act) to net capital, which may not exceed 15 to 1. This ratio at December 31, 1998 was 1.50 to 1.

Management considers the liquidity of the Company to be adequate to meet present and anticipated needs.

It is expected that the Company will finance the acquisition of the Zweig Fund Group through borrowings under a $175 million bank credit facility, which is currently being negotiated. Borrowings under this facility would be unsecured and bear interest at a variable rate.

Market Risk

The Company is exposed to the impact of interest rate changes and changes in the market value of its investments and assets managed. The Company does not have any derivative investments and, as of the fourth quarter of 1998, is no longer exposed to foreign currency fluctuations.

The Company's exposure to changes in interest rates is limited to borrowings under a five year credit agreement with a consortium of banks, which has an interest rate that varies, at the Company's option, one, two, three or six months after the borrowing date of the loan. The Company may select from the Certificate of Deposit, Eurodollar, or the banks' base lending rate. The average interest rate on the credit agreement in 1998 and 1997 was approximately 6%. In addition, the Company has subordinated debentures bearing interest at 6%. At December 31, 1998, the Company estimated that the fair value of the subordinated debentures approximated market value.

The Company also invests excess cash in marketable securities, which consist of mutual fund investments, of which the Company is the advisor, and U.S. Government obligations. The fair value of these investments approximated market value at December 31, 1998.

The Company's revenues are largely driven by the market value of its assets under management and is therefore exposed to fluctuations in market prices. Management fees earned on managed accounts and certain institutional accounts, for any given quarter, are based on the market value of the portfolio on the last day of the preceding quarter. Any significant increase or decline in the market value of assets managed on the last day of a quarter would result in an increase or decline in revenues for the following three months.

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

Based upon Company assessments, it has been determined that the Company will be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will be mitigated. It is anticipated that such modifications and conversions will be completed on a timely basis. The failure of computer programs to recognize the year 2000 could have a negative impact on, but is not limited to, the handling of securities trades, the pricing of securities and the servicing of client accounts. If such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue would have a material impact on the operations of the Company. As such, the Company has created a Year 2000 Project Office to address the Year 2000 Issue. The assessment and inventory phases of the project are complete. The remediation phase is virtually complete and the testing and contingency planning phases are underway.

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

The Company is utilizing internal resources to reprogram, or replace, and test the software for Year 2000 modifications. Certain systems are already in the process of being converted due to previous Company initiatives. The Company has substantially completed the remediation phase of the Year 2000 project and expects to complete this work by June 30, 1999. The Company expects to be substantially complete with the testing phase of the Year 2000 project by June 30, 1999 with the remainder scheduled to be done in the third quarter of 1999. The testing of the contingency plans will occur in the third quarter of 1999 where appropriate. The total cost of the Year 2000 project is estimated at $5.6 million and is being funded through operating cash flows, which will be expensed as incurred. To date, the Company has incurred approximately $2.4 million related to the assessment of its Year 2000 project, and the development of a Year 2000 plan, remediation and testing. The total cost to the Company to become Year 2000 compliant is not expected to have a material impact on the Company's results of operations.

The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates and were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will prove to be accurate and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.


Cautionary Statement under Section 21E of the Securities Exchange Act of 1934

This annual report contains forward-looking statements that involve risks and uncertainties, including, but not limited to, the following: The Company's performance is highly dependent on the amount of assets under management, which may decrease for a variety of reasons including changes in interest rates and adverse economic conditions; the Company's performance is very sensitive to changes in interest rates, which may increase from current levels; the Company's performance is affected by the demand for and the market acceptance of the Company's products and services; the Company's business is extremely competitive with several competitors being substantially larger than the Company; and the Company's performance may be impacted by changes in the performance of financial markets and general economic conditions. The costs involved to complete the Year 2000 modifications are based on management's best estimates, which were derived based upon assumptions relative to future events including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. The potential problems related to the Year 2000 Issue could affect the ability to provide advisory services for the Company's products. Accordingly, actual results may differ materially from those set forth in the forward-looking statements. Attention is also directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.

Item 8.  Financial Statements and Supplementary Data.

      TABLE OF CONTENTS                                                   PAGE

      Report of Independent Accountants..................................  33

      Consolidated Financial Statements:

      Consolidated Statements of Financial Condition.....................  34
        December 31, 1998 and 1997

      Consolidated Statements of Income..................................  35
        Years Ended December 31, 1998, 1997 and 1996

      Consolidated Statements of Changes in Stockholders' Equity.........  36
        Years Ended December 31, 1998, 1997 and 1996

      Consolidated Statements of Cash Flows..............................  37
        Years Ended December 31, 1998, 1997 and 1996

      Notes to Consolidated Financial Statements.........................38-60

                        Report of Independent Accountants


To the Board of Directors and Stockholders of Phoenix Investment Partners, Ltd.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Phoenix Investment Partners, Ltd. and its subsidiaries (collectively, the Company) at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.









/s/ PricewaterhouseCoopers LLP
------------------------------

Hartford, Connecticut
February 3, 1999

PHOENIX INVESTMENT PARTNERS, LTD.
Consolidated Statements of Financial Condition
--------------------------------------------------------------------------------

                                                              December 31,
                                                            1998        1997
Assets                                                       (in thousands)
Current Assets
  Cash and cash equivalents                              $ 29,298    $ 21,872
  Marketable securities, at market                         16,275      12,000
  Accounts receivable                                       9,493       8,977
  Receivables from related parties                         25,522      22,560
  Prepaid expenses and other assets                         2,951       2,712
                                                         --------    --------
    Total current assets                                   83,539      68,121

Deferred commissions                                        2,798       3,998
Furniture, equipment and leasehold improvements, net        8,589      10,071
Intangible assets, net                                    146,402     159,666
Goodwill, net                                             300,255     308,451
Investment in Beutel, Goodman & Company Ltd.                           29,884
Long-term investments and other assets                     22,135      24,758
                                                         --------    --------
    Total assets                                         $563,718    $604,949
                                                         ========    ========

Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable                                       $  2,122    $  2,491
  Accrued compensation and benefits                        18,660      16,684
  Other accrued liabilities                                 7,943       5,655
  Income taxes payable                                     10,934         912
  Payables to related parties                               3,032       3,135
  Broker-dealer payable                                     9,568       9,157
  Short-term notes payable                                              5,853
  Current portion of long-term debt                           964       2,241
                                                         --------    --------
    Total current liabilities                              53,223      46,128

Deferred taxes, net                                        53,446      66,020
Long-term debt, net of current portion                      1,718       2,682
Convertible subordinated debentures                        76,364
Credit facility                                           140,000     185,000
Lease obligations and other long-term liabilities           4,843       6,617
                                                         --------    --------
    Total liabilities                                     329,594     306,447
                                                         --------    --------

Contingent Liabilities (Note 22)

Minority Interest                                           2,531         976
                                                         --------    --------

Series A Convertible Exchangeable Preferred Stock, zero and
  10,000,000 shares authorized and zero and 3,169,599
  shares outstanding, including zero and $277,340 of
  accrued undeclared cumulative dividends                             78,827
                                                          -------    -------

Stockholders' Equity
Common stock, $.01 par value, 100,000,000 shares
  authorized, 45,172,258 and 44,295,261 shares issued
  and 43,710,458 and 43,950,261 shares outstanding            451         443
Additional paid-in capital                                195,224     188,567
Retained earnings                                          44,482      21,624
Accumulated other comprehensive income                      3,571      10,674
Unearned compensation on restricted stock                 (1,529)
Treasury stock, at cost, 1,461,800 and 345,000 shares    (10,606)      (2,609)
                                                         -------     --------
    Total stockholders' equity                            231,593     218,699
                                                         --------    --------
    Total liabilities and stockholders' equity           $563,718    $604,949
                                                         ========    ========

              The accompanying notes are an integral part of these statements.

PHOENIX INVESTMENT PARTNERS, LTD.
Consolidated Statements of Income and Comprehensive Income
--------------------------------------------------------------------------------

                                                   Year Ended December 31,
                                              1998        1997        1996
                                        (in thousands, except per share amounts)
Revenues
Investment management fees                  $193,130    $138,458    $118,160
Mutual funds - ancillary fees                 25,739      22,523      22,030
Financial consulting and investment
  research fees                                                        7,699
Other income and fees                          2,678       3,619       4,615
                                             -------     -------     -------
   Total revenues                            221,547     164,600     152,504
                                             -------     -------     -------

Operating Expenses
Employment expenses                           90,407      72,703      58,805
Other operating expenses                      54,989      40,297      36,523
Restructuring charges                            366         734
Depreciation and amortization of
  leasehold improvements                       3,663       2,953       2,212
Amortization of goodwill and
  intangible assets                           22,057      13,950       9,623
Amortization of deferred commissions           1,380       3,001       6,052
                                             -------     -------     -------
   Total operating expenses                  172,862     133,638     113,215
                                             -------     -------     -------

Operating Income                              48,685      30,962      39,289
                                             -------     -------     -------

Equity in Earnings of
   Unconsolidated Affiliates                   3,452       6,387       5,348
                                             -------     -------     -------

Gain on Sale                                  16,561       6,907
                                             -------     -------     -------

Other Income (Expense) - Net                   1,034         (33)       (135)
                                             -------     -------     -------

Interest (Expense) Income - Net
Interest expense                             (14,548)     (5,638)     (1,640)
Interest income                                1,989       2,374       2,044
                                             -------     -------     -------
   Total interest (expense) income - net     (12,559)     (3,264)        404
                                             -------     -------     -------

Income to Minority Interest                   (2,198)       (714)
                                             -------     -------     -------

Income Before Income Taxes                    54,975      40,245      44,906
Provision for income taxes                    20,335      16,098      18,187
                                             -------     -------     -------
Net Income                                    34,640      24,147      26,719

Other Comprehensive Income, Net of Tax
Foreign currency translation adjustment        1,171        (841)        124
Unrealized (losses) gains on securities
 available-for-sale                           (8,274)      6,913       5,124
                                             -------     -------     -------
   Total other comprehensive (loss) income    (7,103)      6,072       5,248
                                             -------     -------     -------
Comprehensive Income                         $27,537     $30,219     $31,967
                                             =======     =======     =======

Net Income                                   $34,640     $24,147     $26,719
Series A preferred stock dividends             1,223       4,754       4,713
                                             -------     -------     -------
Income available to common stockholders      $33,417     $19,393     $22,006
                                             =======     =======     =======

Weighted average shares outstanding
   Basic                                      44,076      44,080      43,799
   Diluted                                    54,297      54,435      53,971
Earnings per share
   Basic                                     $   .76     $   .44     $   .50
   Diluted                                   $   .68     $   .44     $   .50

              The accompanying notes are an integral part of these statements.

PHOENIX INVESTMENT PARTNERS, LTD.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------
(in thousands)
                        Common            Accumu-    Unearned
                       Stock and        lated Other  Compensa-
                      Additional          Compre-     tion on
                       Paid-In  Retained  hensive   Restricted Treasury
                       Capital  Earnings  Income       Stock     Stock   Total
Balances at December
   31, 1995            $182,136           $   (646)                    $181,490
                       --------           --------                     --------

   Stock transactions     3,719                                           3,719
   Net income                    $26,719                                 26,719
   Dividends                     (13,907)                               (13,907)
   Net unrealized
    appreciation on securities
    available-for-sale                       5,124                        5,124
   Foreign currency translation
    adjustment                                 124                          124
                        -------  -------  --------                     --------
Balances at December
   31, 1996             185,855   12,812     4,602                      203,269
                        -------  -------   -------                     --------

   Stock transactions     3,155                                           3,155
   Net income                     24,147                                 24,147
   Treasury stock
    purchases                                                  $(2,609)  (2,609)
   Dividends                     (15,335)                               (15,335)
   Net unrealized
    appreciation on securities
    available-for-sale                       6,913                        6,913
   Foreign currency translation
    adjustment                                (841)                        (841)
                        -------  -------  --------            --------  --------
Balances at December
   31, 1997             189,010   21,624    10,674              (2,609) 218,699
                        -------  -------  --------            --------  --------

   Stock transactions     4,622                                           4,622
   Net income                     34,640                                 34,640
   Treasury stock
    purchases                                                   (7,997)  (7,997)
   Dividends                     (11,782)                               (11,782)
   Issuance of restricted
    stock                 2,043                     $ (2,043)
   Amortization of unearned
    compensation                                         514                514
   Net unrealized
    depreciation on securities
    available-for-sale                      (8,274)                      (8,274)
   Foreign currency translation
    adjustment                               1,171                        1,171
                       --------  -------  --------  --------  -------- --------
Balances at December
   31, 1998            $195,675  $44,482  $  3,571  $ (1,529) $(10,606)$231,593
                       ========  =======  ========  ========  ======== ========

Common stock issued and outstanding:             1998        1997       1996
                                                        (in thousands)

Balances at January 1,                          43,950      44,037     43,563
   Stock transactions                              877         258        474
   Treasury stock purchases                     (1,117)       (345)
                                               -------    --------   --------
Balances at December 31,                        43,710      43,950     44,037
                                               =======    ========   ========


              The accompanying notes are an integral part of these statements.

PHOENIX INVESTMENT PARTNERS, LTD.
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                    Year Ended December 31,
                                                1998        1997        1996
                                                      (in thousands)
Cash Flows from Operating Activities:
 Net income                                   $34,640     $24,147     $26,719
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization of leasehold
    improvements                                3,663       2,953       2,212
   Amortization of goodwill and
    intangible assets                          22,057      13,950       9,623
   Amortization of deferred commissions         1,380       3,001       6,052
   Income to minority interest                  2,198         714
   Compensation recognized under employee
    benefit plans                                 514
   Gain on sale of Beutel, Goodman
    & Company Ltd.                            (16,561)
   Gain on sale of deferred commissions asset              (6,907)
   Equity in earnings of unconsolidated
    affiliates, net of dividends                2,203       3,457      (2,992)
   Payments of deferred commissions              (180)     (5,006)    (10,663)
   Deferred taxes                              (7,805)     (9,892)      5,012
   Changes in operating assets and liabilities:
    Accounts receivable, net                     (516)      1,912       4,649
    Receivables from related parties           (2,962)     (2,859)        167
    Other assets                                  744         232      (2,694)
    Payables to related parties                  (103)       (742)     (7,959)
    Accounts payable and accrued liabilities    3,596      (3,931)     (6,964)
    Income taxes payable                       10,377       3,609       5,435
    Other liabilities                            (803)      1,059      (1,000)
                                              -------     -------     -------
  Net cash provided by operating activities    52,442      25,697      27,597
                                              -------     -------     -------

Cash Flows from Investing Activities:
 Purchase of subsidiaries                      (6,647)   (243,532)     (5,892)
 Cash acquired from purchase of subsidiaries               42,379
 Proceeds from sale of Beutel, Goodman
  & Company Ltd.                               37,000
 Proceeds from sale of deferred
  commissions asset                                        26,015
 Purchase/sale of marketable securities, net   (4,289)     (7,663)     (1,127)
 Purchase of long-term investments             (2,346)     (2,720)     (2,510)
 Proceeds from long-term investment activity               11,245       9,214
 Capital expenditures                          (2,182)     (2,296)     (3,004)
 Other investing activities                      (643)       (103)        532
                                              -------    --------     -------
  Net cash provided by (used in)
    investing activities                       20,893    (176,675)     (2,787)
                                              -------    --------     -------

Cash Flows from Financing Activities:
 Borrowings on credit facility and
   from related party                                     220,000
 Repayment of debt                            (47,243)    (53,182)     (7,000)
 Dividends paid                               (12,060)    (15,330)    (13,907)
 Stock repurchases                             (7,997)     (2,609)
 Proceeds from stock issuance                   1,391       1,689       2,257
 Other financing activities                                  (184)
                                              -------     -------     -------
  Net cash (used in) provided by
  financing activities                        (65,909)    150,384     (18,650)

Net increase (decrease) in cash and
  cash equivalents                              7,426        (594)      6,160
Cash and cash equivalents, beginning of year   21,872      22,466      16,306
                                              -------     -------     -------
  Cash and Cash Equivalents, End of Year      $29,298     $21,872     $22,466
                                              =======     =======     =======

Supplemental cash flow information:
 Interest paid                                $14,561     $ 4,613     $ 1,538
 Income taxes paid                            $17,551     $11,371     $17,444


              The accompanying notes are an integral part of these statements.

PHOENIX INVESTMENT PARTNERS, LTD.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.  Organization and Business

    Phoenix Investment Partners, Ltd. (PXP) (formerly known as Phoenix Duff & Phelps Corporation) was formed on November 1, 1995 when Phoenix Securities Group, Inc. (PSG), a money management subsidiary of PM Holdings, Inc. (PM Holdings), merged into Duff & Phelps Corporation (D&P) (the Merger). PM Holdings, a wholly-owned subsidiary of Phoenix Home Life Mutual Insurance Company (Phoenix Home Life), owns approximately 60% of the outstanding PXP common stock and approximately 46% of the outstanding PXP convertible subordinated debentures (see Note 13).

    PXP and its subsidiaries provide a variety of investment management and related services to a broad base of institutional, corporate and individual clients throughout the U.S. PXP's businesses include investment advisory, broker-dealer operations and, through June 30, 1996, fee based investment research operations and financial consulting services. PXP manages its operations as two separate lines of business, that of retail and institutional investment management services. The retail line of business provides discretionary investment management products to individuals, including mutual funds and managed accounts. The institutional line of business provides discretionary and advisory investment management services primarily to corporate entities and multi-employer retirement funds, as well as endowment, insurance and other special purpose funds. The principal operating subsidiaries of PXP included in these consolidated financial statements are as follows:

o Phoenix Equity Planning Corporation (PEPCO), a registered broker-dealer, serves principally as distributor, underwriter and financial agent for products registered with the Securities and Exchange Commission (SEC).

o Phoenix Investment Counsel, Inc. (PIC), a wholly-owned subsidiary of PEPCO, is a registered investment advisor providing investment management services primarily under agreements with affiliated registered investment companies and other institutional advisors and investors.

o Duff & Phelps Investment Management Co. (DPIM) and its subsidiary, Phoenix Duff & Phelps Investment Advisors (PDPIA), are registered investment advisors providing investment management services to a variety of institutions and individuals, including SEC registered investment companies, corporate, public and multi-employer retirement funds, endowment, insurance and other special purpose funds and high yield bond portfolios.

o Roger Engemann & Associates (REA), a wholly-owned subsidiary of Pasadena Capital Corporation (PCC), which in turn is a wholly-owned subsidiary of PXP, is a registered investment advisor. REA provides investment management services primarily to individual investors and SEC registered investment companies. PCC and REA were acquired from a third party on September 3, 1997 (see Note 3). These consolidated financial statements include operations and cash flows for REA and PCC from the date of acquisition.

o Seneca Capital Management LLC (Seneca), a majority-owned subsidiary of PXP, is a registered investment advisor. Seneca provides investment management services primarily to institutional investors. A majority interest in Seneca was acquired on July 17, 1997 (see Note 3). These consolidated financial statements include operations and cash flows for Seneca from the date of acquisition.

    National Securities & Research Corporation (NS&RC), a registered investment advisor, provided investment management services, through May 31, 1998, under agreements with affiliated registered investment management companies. On June 1, 1998, NS&RC assigned its rights under such agreements to PIC. Duff & Phelps Capital Markets Co. (DPCM) provided a wide range of investment banking and financial advisory services until July 1, 1996 when PXP exited the fee based investment research, investment banking and financial advisory businesses.

2.  Summary of Significant Accounting Policies

    Significant accounting policies, which have been consistently applied, are as follows:

    Basis of Presentation

    PXP's consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP). The consolidated financial statements include the accounts of PXP and its subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior years' amounts to conform to the current year presentation. The preparation of financial statements in conformity with GAAP requires the use of estimates. Accordingly, certain amounts in the consolidated financial statements contain estimates made by management. Actual results could differ from these estimates. Significant estimates, specifically those used to determine the carrying value of goodwill and intangible assets, are discussed in these notes to the consolidated financial statements.

    Recent Accounting Pronouncements

    PXP adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," as of January 1, 1998. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. This statement defines the components of comprehensive income as those items that were previously reported only as components of equity and were excluded from the statement of income. (See Note 17)

    PXP adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," as of December 31, 1998. This statement supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," by replacing the "industry segment" approach with the "management approach." The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source for reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers.
    (See Note 7)

    As these pronouncements only address financial statement disclosure, they have no impact on PXP's financial results.

    Cash and Cash Equivalents

    Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase.

    Marketable Securities

    Marketable securities consist of mutual fund investments and U.S. Government obligations which are being carried at market value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The mutual fund investments are classified as assets held for trading purposes. Any unrealized appreciation or depreciation on these assets is included in other income. The U.S. Government securities are considered to be available-for-sale, with any unrealized appreciation or depreciation, net of income taxes, reported as a component of accumulated other comprehensive income in stockholders' equity. Market values for both the mutual funds and the U.S. Government obligations are determined based on publicly quoted market prices.

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

    Long-lived Assets

    The propriety of the carrying value of long-lived assets is periodically reevaluated in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," by comparing estimates of future undiscounted cash flows to the carrying value of assets. Assets are considered impaired if the carrying value exceeds the expected future undiscounted cash flows. Such analyses are performed at least annually, or more frequently if warranted by events or circumstances affecting PXP's business. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets in 1998, 1997 or 1996.

    Revenue Recognition

    Investment management fees and mutual funds - ancillary fees are recorded as income during the period in which services are performed. Investment management fees are generally computed and earned based upon a percentage of assets under management. Mutual funds - ancillary fees consist of dealer concessions, distribution fees, administrative fees, shareholder service agent fees and accounting fees. Dealer concessions and underwriting fees earned (net of related expenses) from the distribution and sale of affiliated mutual fund shares and other securities are recorded on a trade date basis.

    Financial consulting and investment research fees, through June 1996, were recognized in accordance with customer contracts in which fees were generally based on completed transactions, professional time incurred or research subscriptions.

    Pursuant to the terms of its distribution plans with affiliated mutual funds, PXP received a combined $27.3 million, $23.2 million and $28.0 million in 1998, 1997 and 1996, respectively, from affiliated mutual funds for providing distribution and other services. Of these amounts, $22.9 million, $20.2 million and $19.5 million in 1998, 1997 and 1996, respectively, was paid in the form of trailing commissions, for services rendered, to outside broker-dealers and to WS Griffith & Co., Inc. (Griffith), a registered broker-dealer which is a wholly-owned subsidiary of PM Holdings. The balances of $4.4 million, $3.0 million and $8.5 million in 1998, 1997 and 1996, respectively, were retained as reimbursement for distribution services provided by PXP and are included in revenues as a part of mutual funds - ancillary fees.

    Contingent deferred sales charge (CDSC) revenue is recognized when deferred commissions are collected on redemptions of B shares made within five to six years of their purchase and on C shares made within one year of purchase. CDSC redemption income earned in 1998, 1997 and 1996 was $.5 million, $1.3 million and $2.4 million, respectively, and is included in other income and fees. Since the sale of PEPCO's deferred commissions asset in June 1997, PXP only recognizes CDSC revenue related to redemptions of C shares of Phoenix Funds and B shares of the Phoenix-Engemann Funds sold prior to February 1, 1998.

    Income Taxes

    PXP accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach for financial reporting of income taxes. PXP and its eligible subsidiaries file consolidated federal and state income tax returns. Certain subsidiaries, which are consolidated for financial reporting purposes, are not eligible to be included in the consolidated federal income tax return.

    Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes. SFAS No. 109 allows recognition of deferred tax assets that are more likely than not to be realized in future years. It is management's assessment, based upon PXP's earnings and projected future taxable income, that it is more likely than not that the deferred tax assets at December 31, 1998, with the exception of the foreign tax credit, will be realized. A valuation allowance of $6.8 million and $1.1 million was provided at December 31, 1998 and 1997, respectively, related to the foreign tax credit.

    Investment in Beutel, Goodman & Company Ltd.

    The equity method was used to account for PXP's investment in the stock of Beutel, Goodman & Company Ltd. (BG), which was sold in 1998. The difference between the value assigned to the investment in BG at the merger date and PXP's equity in BG's historical cost basis net assets was being amortized on a straight-line basis over 28 years. (See Note 8)

    Foreign Currency Translation

    The investment in BG had been translated into U.S. dollars at the rate of exchange existing at year-end. The gains and losses resulting from foreign currency translation, net of income taxes, were deferred and accumulated in stockholders' equity until the investment was sold. (See Note 8)

    Earnings Per Share

    Earnings per share (EPS) is calculated in accordance with SFAS No. 128, "Earnings per Share." Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The computation of diluted EPS is similar to basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued, and the numerator is increased for any related net income effect. Potentially dilutive shares, for the purpose of calculating diluted EPS, are based on outstanding stock options and convertible securities. Basic and diluted EPS have been disclosed in the income statement. A reconciliation between the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is presented in Note 14. EPS for prior years and interim periods presented in these financial statements has been restated.

    Employee Benefits

    PXP and its subsidiaries are members of the multi-employer group medical, group life, pension and 401K savings plans sponsored and administered by Phoenix Home Life. Certain current and former employees of PXP are covered under these plans. The qualified pension and 401K savings plans comply with the requirements established by the Employee Retirement Income Security Act of 1974 (ERISA). An excess benefits plan provides the portion of pension obligations which is in excess of amounts permitted by ERISA. PXP is charged annually by Phoenix Home Life for its costs under the plans and for PXP's matching portion of the 401K savings plan. These costs were $3.9 million for 1998 and 1997, and $3.3 million for 1996.

    On January 1, 1997, certain employees of PXP became eligible to participate in PXP sponsored Profit Sharing and Restricted Stock plans. Annual contributions from company profits, as determined by PXP's Board of Directors, may be made to the Profit Sharing Plan to the extent that deductible contributions are permitted by the Internal Revenue Code. If the contributions exceed those limits, the excess will be paid to the participants as restricted PXP stock. The Restricted Stock Plan is not part of the Profit Sharing Plan, but is in addition to it. PXP expensed $1.0 million and $.6 million in 1998 and 1997, respectively, under the Profit Sharing Plan.

    Since PXP is covered under a multi-employer benefit plan, applicable information regarding the actuarial present value of vested and non-vested accumulated plan benefits and the net assets of the plan available for benefits has been omitted.

3.  Acquisitions, Merger and Goodwill and Intangible Assets

    Pasadena Capital Corporation and Seneca Capital Management Acquisitions

    On September 3, 1997, PXP acquired PCC, the parent company of REA, for $214.0 million. The merger agreement provides for an "earn-out," based on growth in management fee revenues, of up to a total of $66.0 million to be paid out on the third, fourth and fifth anniversaries of the transaction. PCC, which operates in Pasadena, California, managed assets of $7.8 billion at December 31, 1998, primarily individually managed accounts but also including the Phoenix-Engemann Funds, a family of six equity mutual funds with $1.2 billion in assets under management.

    On July 17, 1997, PXP acquired a 74.9% majority interest in Seneca, a San Francisco-based investment advisor. The remaining interests in Seneca continue to be held by its management. During the period from three to five years after the acquisition date, either PXP or Seneca's management may exercise their respective rights to buy or sell the remaining interest in Seneca. The purchase price paid by PXP was $37.5 million, including $28.0 million in cash and $9.5 million in short-term notes. On July 27, 1998, PXP purchased a 74.9% interest in GMG/Seneca Capital Management L.P. for $.7 million. The additional purchase price has been allocated to the intangible value of Seneca's investment contracts. Additional consideration of $3.5 million, based upon the retention of certain revenue earning accounts, will be paid to Seneca during the first quarter of 1999. Seneca managed assets of $6.1 billion, primarily institutional accounts, at December 31, 1998.

    The purchase price for PCC and Seneca represents the consideration paid and the direct costs incurred by PXP to purchase PCC and a majority interest in Seneca. The excess of the purchase price over the fair value of acquired net tangible assets of PCC and Seneca totaled $213.5 million. Of this excess purchase price, $111.0 million has been classified as identifiable intangible assets, primarily associated with investment management contracts, which are being amortized over their estimated average useful life of 13 years using the straight-line method. Fair value adjustments to assets and liabilities totaled $(39.9) million. The remaining excess purchase price of $142.5 million has been classified as goodwill and is being amortized over 40 years using the straight-line method. Related goodwill amortization of $3.6 million and $1.2 million has been charged to expense in 1998 and 1997, respectively.

    The following table summarizes the calculation and allocation of purchase price (in thousands):

    Purchase price:                         PCC        Seneca          Total
    Consideration paid                   $211,565     $ 36,953       $248,518
    Transaction costs                       2,442        1,298          3,740
                                         --------     --------       --------
    Total purchase price                 $214,007     $ 38,251       $252,258
                                         ========     ========       ========

    Purchase price allocation:
    Fair value of acquired net assets     $37,932     $    782       $ 38,714
    Identified intangibles                 97,404       13,567        110,971
    Deferred taxes                        (39,936)                    (39,936)
    Goodwill                              118,607       23,902        142,509
                                         --------     --------       --------
    Total purchase price allocation      $214,007     $ 38,251       $252,258
                                         ========     ========       ========

    PSG and D&P Merger

    The merger of PSG and D&P was accounted for as an acquisition of D&P by PSG using the purchase accounting method (a "reverse acquisition"). The excess of the purchase price over acquired net tangible assets and liabilities of D&P as of November 1, 1995 totaled $162.2 million. Of the excess purchase price, $57.9 million has been classified as identifiable intangible assets, primarily associated with investment management contracts, which are being amortized over their original average expected life of 14 years using the straight-line method. The remaining fair value adjustments to assets and liabilities totaled $(29.0) million. The remaining excess purchase price of $133.3 million has been classified as goodwill and is being amortized over 40 years using the straight-line method. Related goodwill amortization of $3.3 million was charged to expense in 1998, 1997 and 1996.

    Goodwill and Intangible Assets

    Goodwill and intangible assets at December 31, were as follows:

                                                          1998       1997
                                                          (in thousands)
    Goodwill:
    Excess purchase price over net tangible
      assets and identifiable intangibles of
      subsidiaries acquired                            $321,795   $ 321,932
    Accumulated amortization                            (21,540)    (13,481)
                                                       --------   ---------

      Goodwill, net                                    $300,255   $ 308,451
                                                       ========   =========

    Intangible assets:
    Investment contracts                               $168,523   $ 167,788
    Covenant not to compete                               5,000       5,000
    Employee base                                         2,588       2,588
    Other intangibles                                       335         335
    Accumulated amortization                            (30,044)    (16,045)
                                                       --------   ---------

      Intangible assets, net                           $146,402   $ 159,666
                                                       ========   =========

    These consolidated financial statements include amortization expense related to goodwill and intangible assets of $22.1 million, $13.9 million and $9.6 million for the years ended December 31, 1998, 1997 and 1996, respectively.

4.  Pro Forma Results (Unaudited)

    The following unaudited pro forma financial information for the years ended December 31, 1997 and 1996 was derived from the historical financial statements of PXP, PCC and Seneca, and gives effect to the acquisitions of PCC and a majority interest in Seneca and certain transactions effected by PCC and Seneca in connection with the acquisitions. The pro forma financial information for these periods has been prepared assuming these acquisitions were effected on January 1, 1996.

                                                      Year Ended December 31,
                                                          1997       1996
                                                          (in thousands,
                                                      except per share amounts)

    Revenues                                           $207,111    $211,847
                                                       --------    --------
    Employment expenses                                  88,065      81,171
    Other operating expenses                             59,202      59,869
    Amortization of goodwill and
      intangible assets                                  22,057      22,057
                                                        -------    --------
    Operating income                                     37,787      48,750
    Other income - net                                   18,989       5,213
    Interest expense - net                              (10,751)    (10,585)
    Minority interest                                    (1,224)       (899)
                                                        -------    --------
    Income before income taxes                           44,801      42,479
    Provision for income taxes                           19,255      18,614
                                                        -------    --------
    Net income                                          $25,546    $ 23,865
                                                        =======    ========

    Earnings per share
      Basic                                             $   .47    $    .44
      Diluted                                           $   .47    $    .44

    The pro forma information is not necessarily indicative of the results that would have been obtained had the transactions and arrangements taken effect on the assumed dates, nor is the information intended to be a projection for any future period.

5.  Marketable Securities

    PXP's  marketable   securities   consist  of  both  trading  securities  and
    securities    available-for-sale.    Securities    available-for-sale   have
    contractual maturity dates of less than one year. The composition of PXP's marketable securities at December 31, was as follows:
                                                          1998
                                                       Unrealized
                                              Cost     Gain (Loss)   Market
                                                     (in thousands)
    Trading:
      Phoenix Multi-Sector Fixed
        Income Fund                          $ 1,585     $  (328)    $ 1,257
      Other affiliated mutual funds            3,100         264       3,364
    Available-for-sale:
      U.S. Government obligations             11,654                  11,654
                                             -------     -------     -------

                                             $16,339     $   (64)    $16,275
                                             =======     =======     =======

                                                          1997
                                                       Unrealized
                                              Cost     Gain (Loss)   Market
                                                     (in thousands)
    Trading:
      Phoenix Multi-Sector Fixed
        Income Fund                          $ 2,461     $  (125)    $ 2,336
      Other affiliated mutual funds            2,169          95       2,264
    Available-for-sale:
      U.S. Government obligations              7,400                   7,400
                                             -------     -------     -------

                                             $12,030     $   (30)    $12,000
                                             =======     =======     =======

6.  Sale of Deferred Commissions Asset

    On June 1, 1997, PXP sold its title to and interest in the balance of its deferred commissions asset to an unrelated third party. PXP recognized a gain of $6.9 million based on cash proceeds of $26.0 million and a book value of $19.1 million at the time of the sale. As part of the transaction, the third party is entitled to receive the distributor fees and contingent deferred sales charges related to PXP's outstanding B share mutual funds, excluding those from sales of Phoenix-Engemann Funds prior to February 1, 1998. PXP, through PEPCO, began distributing the Phoenix-Engemann Funds in September 1997, upon the acquisition of PCC by PXP. Effective February 1998, sales of Phoenix-Engemann B share mutual funds became part of PXP's agreement with the unrelated third party.

    PXP has a three year commitment, expiring June 1, 2000, from the unrelated third party to fund all commissions paid by PXP upon the sale of B share mutual funds.

7.  Segment Information

    PXP has determined that its reportable segments are those based on the method used for internal reporting, which disaggregates the business by customer category. PXP's reportable segments are its retail and institutional lines of business. The retail line serves primarily the individual investor by acting as advisor to and, in certain instances, distributor for open-end mutual funds and managed accounts. The institutional line provides management services primarily to corporate entities and multi-employer retirement funds, as well as endowment, insurance and other special purpose funds.

    The following tables summarize pertinent financial information relative to PXP's operations for 1998 and 1997. Segment data for 1996 has not been disclosed because management found it impracticable to obtain meaningful information for that year.

     Year Ended December 31, 1998                 Insti-
                                         Retail   tional   All Other    Total
                                        -------   -------  ---------  --------
                                                   (in thousands)

     Revenues                           $140,383  $79,064   $ 2,100   $221,547
                                        --------  -------   -------   --------
     Employment and
      other operating expenses            96,498   50,644              147,142
     Depreciation and leasehold
      amortization                         2,589    1,074                3,663
     Amortization of goodwill
      and intangible assets               12,624    9,433               22,057
                                        --------  -------   -------   --------
     Operating income                     28,672   17,913     2,100     48,685
     Other income - net                      189      663    20,195     21,047
     Interest income                         673      200     1,116      1,989
     Interest expense                     (9,377)  (1,554)   (3,617)   (14,548)
     Minority interest                             (2,198)              (2,198)
                                        --------  -------   -------   -------
     Income before income taxes         $ 20,157  $15,024   $19,794   $ 54,975
                                        ========  =======   =======   ========

     Assets under management
     (in millions)                      $ 21,729  $31,758   $   --    $ 53,487
                                        ========  =======   ========  ========

      Year Ended December 31, 1997                 Insti-
                                         Retail   tional   All Other    Total
                                        -------   -------  ---------  --------

     Revenues                           $102,129  $60,371   $ 2,100   $164,600
                                        --------  -------   -------   --------
     Employment and
      other operating expenses            75,702   41,033              116,735
     Depreciation and leasehold
      amortization                         2,249      704                2,953
     Amortization of goodwill
      and intangible assets                5,426    8,524               13,950
                                        --------  -------   -------   --------
     Operating income                     18,752   10,110     2,100     30,962
     Other income - net                    6,935       36     6,290     13,261
     Interest income                         466       55     1,853      2,374
     Interest expense                     (3,802)  (1,006)     (830)    (5,638)
     Minority interest                               (714)                (714)
                                        --------  -------   -------   -------
     Income before income taxes         $ 22,351  $ 8,481   $ 9,413   $ 40,245
                                        ========  =======   =======   ========

     Assets under management
     (in millions)                      $ 18,560  $27,842   $   --    $ 46,402
                                        ========  =======   =======   ========

    The "All Other" column represents corporate office revenue and expenses which are not attributed directly to either line of business.

    The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" (see Note 2). There are no intersegment revenues. Balance sheet asset information by line of business is not reported as the information is not produced internally and is not utilized in managing the business.

8.  Investment in Beutel, Goodman & Company Ltd.

    On December 3, 1998, PXP sold its 49% investment in the outstanding common stock of BG, a Canadian-based investment management firm, to an unrelated third party for $47 million. PXP received $37 million in cash at closing and a $10 million three-year interest-bearing note. An additional $3 million may be paid to PXP if specified earnings thresholds are met in the next two calendar years. Proceeds from the sale of BG were used to pay down debt.

    At the time of the sale, the book value of PXP's investment in BG was $26.2 million. In addition, there was a cumulative translation adjustment of $2.5 million included as a component of accumulated other comprehensive income in stockholders' equity, net of $1.7 million of deferred taxes. As a result of the sale, PXP recognized a gain on the sale of $20.8 million and a foreign exchange loss of $4.2 million, which are included, net, in gain on sale in the Consolidated Statements of Income and Comprehensive Income (Statements of Income).

9.  Long-term Investments and Other Assets

    Long-term investments are accounted for using the equity method. In accordance with SFAS No. 115, PXP has adjusted its investments for its proportionate share of the investees' unrealized gains and losses on securities available-for-sale and has included the unrealized gains and losses, net of income taxes, as a component of accumulated other comprehensive income in stockholders' equity. PXP's share of the earnings of unconsolidated investments is included in equity in earnings of unconsolidated affiliates in the Statements of Income.

    Inverness/Phoenix and Related Partnerships

    At December 31, 1998, PXP had a 25% interest in Inverness/Phoenix Capital LLC (IPC), formerly Duff & Phelps/Inverness LLC. IPC is a joint venture with Inverness Management LLC, an unrelated third party. IPC acts as a general partner to several partnerships which invest in private equity transactions (primarily management led buy-outs), expansion financing and recapitalizations involving management participation.

    On January 17, 1996, IPC completed a management led buy-out of National-Oilwell, Inc. (NOI) from Armco and USX. On October 28, 1996, NOI successfully completed an initial offering of 4 million shares of common stock which are traded on the New York Stock Exchange (NYSE: NOI). At December 31, 1998 and 1997, PXP, through its investments in two limited partnerships of which IPC is the general partner, had a beneficial ownership interest in approximately 541,000 shares and 587,000 shares, respectively, of the common stock of NOI. At December 31, 1998 and 1997, PXP's combined investment in the limited partnerships was $6.1 million and $20.1 million, respectively.

    On November 25, 1996, IPC entered into an agreement to participate in a management led buy-out of Financial Alliance Processing Services, Inc.
    (Financial Alliance). On December 27, 1996, PXP invested $2.0 million in Financial Alliance Investors I, L.P. (FA Investors), which was created to purchase an equity interest in Financial Alliance. On October 24, 1997, FA Investors sold its interest in Financial Alliance. PXP, based on its equity interest in FA Investors, recognized income of $.5 million, including interest, and $4.5 million in 1998 and 1997, respectively.

    PXP had a $.7 million investment in Brown's Dock LLC (BD) at December 31, 1998. BD is an investment partnership established by IPC for the purpose of investing in the convertible preferred stock of Penncorp Financial Group, Inc. Phoenix Home Life holds the remaining interest in BD.

    Other Investments

    At December 31, 1998, PXP had other equity method investments totaling $.7 million and held other investments totaling $1.0 million.

    Windy City CBO

    PXP had an $8.8 million investment in Windy City CBO Partners, L.P. (WCCBO) at December 31, 1996 and was both a general and a limited partner. The partnership was established for the purpose of issuing $184.3 million of Collateralized Bond Obligations (CBOs). The CBOs were non-recourse obligations secured by a portfolio of high-yield bonds. In March 1997, WCCBO was liquidated in accordance with contractual arrangements and PXP has no remaining investment.

    PXP's proportionate share of WCCBO's earnings in 1997 and 1996 was $(1.5) million and $1.6 million, respectively. In addition, DPIM received fees for managing the portfolios of high-yield bonds held by the partnership. These management fees were $31 thousand and $.4 million in 1997 and 1996, respectively.

    Other Assets

    At December 31, 1998, PXP had a three year $10.0 million 10% note receivable resulting from the sale of BG (see Note 8). Interest on this note is due quarterly. In addition, PXP had a $1.0 million note receivable, due in June 2001, at December 31, 1998 and 1997 resulting from the divestiture of DPCM. Interest on this note is received monthly. At December 31, 1998 and 1997, PXP had $2.5 million and $3.4 million, respectively, of prepaid compensation expense related to the acquisition of PCC and REA.

10. Furniture, Equipment and Leasehold Improvements

    Furniture, equipment and leasehold improvements at December 31, were comprised of the following:

                                                             1998      1997
                                                             (in thousands)

      Computer equipment                                  $  9,886   $ 9,291
      Leasehold improvements                                 4,817     4,434
      Furniture and office equipment                         3,885     3,737
                                                          --------   -------
                                                            18,588    17,462
      Accumulated depreciation and amortization             (9,999)   (7,391)
                                                          --------   -------
      Furniture, equipment and leasehold
      improvements, net                                   $  8,589   $10,071
                                                          ========   =======

11. Income Taxes

    The components of income tax expense for the years ended December 31, were as follows:

                                                 1998       1997       1996
                                                       (in thousands)
      Current
       Federal                                  $26,789   $ 21,727   $11,964
       State                                      2,150      2,239     2,040
                                                -------   --------   -------
      Total current taxes                        28,939     23,966    14,004
                                                -------   --------   -------

      Deferred
       Federal                                   (7,074)    (7,075)    4,549
       State                                     (1,530)      (793)     (366)
                                                -------    -------   -------
      Total deferred taxes                       (8,604)    (7,868)    4,183
                                                -------    -------   -------

      Total income tax expense                  $20,335   $ 16,098   $18,187
                                                =======   ========   =======

    Income tax expense for 1998 was calculated on pre-tax income of $55.0 million, which included $4.1 million of foreign source income from PXP's investment in BG.

    Deferred taxes resulted from temporary differences between the amounts reported in the consolidated financial statements and the tax bases of assets and liabilities. The tax effects of temporary differences at December 31, were as follows:

                                                             1998      1997
                                                             (in thousands)
      Deferred tax assets:
      Foreign tax credit                                  $  6,765   $ 1,109
      Investment in BG                                                 4,321
      Purchase accounting adjustments                        1,034     2,655
      Other investments                                        393     1,321
      Other                                                  3,375     3,181
                                                          --------   -------

      Gross deferred tax assets                             11,567    12,587
      Valuation allowance                                   (6,765)   (1,109)
                                                          --------   -------
      Gross deferred tax assets after valuation allowance    4,802    11,478
                                                          --------   -------

      Deferred tax liabilities:
      Purchase accounting adjustments                       50,577    56,872
      Other investments                                      3,605     9,342
      Note receivable from sale of BG                        2,744
      Investment in BG                                                 9,286
      Other                                                  1,322     1,998
                                                          --------   -------

      Gross deferred tax liabilities                        58,248    77,498
                                                          --------   -------

      Deferred tax liability, net                         $ 53,446   $66,020
                                                          ========   =======

    The following presents a reconciliation of income tax expense computed at the federal statutory rate to the income tax expense recognized in the Statements of Income for the years ended December 31,:

                                         1998          1997         1996
                                                 ($ in thousands)

      Tax at statutory rate           $19,241 35%  $14,086 35%  $15,717 35%
      State taxes, net of
       federal benefit                  1,140  2     1,159  3     1,082  2
      Goodwill                          2,621  5     1,895  5     1,495  3
      Adjustments to tax accruals      (1,446)(3)     (753)(2)
      Other, net                       (1,221)(2)     (289)(1)     (107)
                                      ------- ---  ------- ---  ------- ---

      Income tax expense              $20,335 37%  $16,098 40%  $18,187 40%
                                      ======= ===  ======= ===  ======= ===

12. Long-term and Short-term Debt

    On August 14, 1997, PXP entered into a five year, $200 million Credit Agreement with a consortium of banks. At December 31, 1998 and 1997, PXP had outstanding borrowings of $140 million and $185 million, respectively, under this agreement. Interest rates on such borrowings are variable. PXP may select from the Certificate of Deposit, Eurodollar, or the banks' base lending rate. Interest periods end, at PXP's option, one, two, three or six months after the borrowing date of the loan. For the years ended December 31, 1998 and 1997, the average interest rate was approximately 6%. The Credit Agreement requires no principal repayments prior to maturity. PXP's majority stockholder, Phoenix Home Life, has guaranteed the obligation, for which it is paid a .10% guarantee fee on the outstanding balance.

    The Credit Agreement contains financial and operating covenants including, among other provisions, requirements that PXP maintain certain financial ratios and satisfy certain financial tests, including restrictions on the ability to incur indebtedness and limitations on PXP's capital expenditures. As of December 31, 1998 and 1997, PXP was in compliance with these covenants.

    REA had a contract payable of $.9 million and $2.5 million at December 31, 1998 and 1997, respectively, resulting from a prior acquisition. In addition, PCC had a note payable of $1.8 million and $2.4 million at December 31, 1998 and 1997, respectively, to a former PCC shareholder.

    On July 16, 1997, PXP entered into three 6% short-term promissory note arrangements, totaling $5.9 million, pursuant to the terms of the purchase agreement with Seneca.
    These notes were paid in full in February 1998.

    At December 31, 1996, PXP had outstanding borrowings of $16.5 million under a $27 million Credit Agreement with a consortium of banks which were paid in full in June 1997.

    Interest expense relative to the credit agreements and short-term notes, including commitment and guarantee fees, was $14.5 million, $5.6 million and $1.6 million in 1998, 1997 and 1996, respectively.

13. Subordinated Debentures, Mandatorily Redeemable Equity Securities and Other Capital Transactions

    On April 3, 1998, PXP exercised its right to exchange the 3.2 million outstanding shares of Series A Convertible Exchangeable Preferred Stock (Series A Preferred Stock) for 6% Convertible Subordinated Debentures (Debentures) due 2015. Each share of outstanding Series A Preferred Stock, including unpaid and accrued dividends, was exchanged for a Debenture with a $25.00 face value. Interest on the Debentures for the period from December 10, 1998 through March 9, 1999 will be payable on March 10, 1999 to registered holders as of February 20, 1999. Each Debenture can be converted into 3.11 shares of PXP common stock at any time. The Debentures may be redeemed by PXP beginning five years from the date of the Merger. After such time, at PXP's option, the Debentures may be redeemed in whole or in part from time to time for cash in the principal amount, plus any accrued interest.

    On February 10, 1999, PXP declared a common share quarterly dividend of $0.06 per share. PXP intends to continue to pay quarterly cash dividends, however, future payment of cash dividends by PXP will depend upon the financial condition, capital requirements and earnings of PXP.

    On November 7, 1996, PXP's Board of Directors voted to authorize a stock repurchase plan for up to 2.0 million shares of outstanding common stock. Repurchases are being made from time to time in the open market or through privately negotiated transactions at market prices. In accordance with the stock repurchase program, PXP repurchased 1,116,800 and 345,000 shares of PXP's common stock at costs of $8.0 million and $2.6 million during 1998 and 1997, respectively. No stock was repurchased during 1996.

14. Earnings Per Share

    The following tables reconcile PXP's basic earnings per share to diluted earnings per share:

                                          For the Year Ended December 31, 1998
                                           (in thousands)       Per Share
                                         Income       Shares      Amount

    Net Income                         $ 34,640
    Less: preferred stock
      dividends                           1,223

    Basic EPS
    Income available to common
      stockholders                       33,417       44,076      $  .76
                                                                  ======

    Effect of dilutive securities
    Stock options                                        721
    6% convertible debentures             2,015        9,500
    Convertible preferred stock           1,223
                                        -------       ------

    Diluted EPS
    Income available to common
      stockholders and assumed
      conversions                      $ 36,655       54,297      $  .68
                                       ========       ======      ======


                                          For the Year Ended December 31, 1997
                                           (in thousands)       Per Share
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
                                       ========       ======      ======

                                          For the Year Ended December 31, 1996
                                           (in thousands)       Per Share
                                         Income       Shares      Amount

    Net Income                         $ 26,719
    Less: preferred stock
      dividends                           4,713

    Basic EPS
    Income available to common
      stockholders                       22,006       43,799      $  .50
                                                                  ======

    Effect of dilutive securities
    Stock options                                        297
    Convertible preferred stock           4,713        9,875
                                       --------       ------

    Diluted EPS
    Income available to common
      stockholders and assumed
      conversions                      $ 26,719       53,971      $  .50
                                       ========       ======      ======

15. Other Operating Expenses

    Other operating expenses for the years ended December 31, were comprised of the following:

                                                  1998       1997      1996
                                                       (in thousands)

      Outside services                          $ 8,418   $  5,937   $ 4,262
      Rent and other occupancy                    6,952      6,502     5,201
      Travel, training and entertainment          6,468      5,654     4,652
      Fund accounting                             5,328
      Computer services                           4,726      3,472     3,206
      Telephone and postage                       3,515      3,191     3,174
      Sales and marketing                         3,222      3,082     2,913
      Professional fees                           2,117      1,914     1,225
      Pasadena mutual fund expenses               2,079
      Printing                                    2,062      2,799     2,697
      Equipment rental and maintenance            1,571      1,344     1,255
      Finder's fees                               1,153      1,183       993
      Other expenses                              7,378      5,219     6,945
                                                -------   --------   -------

      Total                                     $54,989   $ 40,297   $36,523
                                                =======   ========   =======

16. Restructuring Charges

    In November 1997, PXP announced that it would be out-sourcing substantially all of its mutual fund accounting function to an unrelated service provider effective in the first quarter of 1998. The non-recurring costs resulting from this decision, primarily severance pay, were $.4 million and $.7 million in 1998 and 1997, respectively. These costs have been disclosed separately in the Statements of Income.

17. Comprehensive Income

    The components of other comprehensive income, and related tax effects, were as follows:

                                                              Tax
                                                           (Expense)
                                               Before-Tax   Benefit   Net Of Tax
                                                         (in thousands)
      Year Ended December 31, 1998

      Foreign currency translation adjustment:
       Foreign currency translation adjustment
         arising during period                  $(2,195)   $    900     $(1,295)
       Plus: reclassification adjustment for
         currency translation losses
         realized in net income                   4,180      (1,714)      2,466
                                                -------    --------     -------
      Net foreign currency translation
       adjustment                                 1,985        (814)      1,171
      Unrealized losses on securities
        available-for-sale:
       Unrealized holding losses arising
         during period                          (14,024)      5,750      (8,274)
                                                -------    --------     -------
      Other comprehensive loss                 $(12,039)   $  4,936     $(7,103)
                                               ========    ========     =======


      Year Ended December 31, 1997

      Foreign currency translation adjustment   $(1,425)   $    584     $  (841)
                                                -------    --------     -------
      Unrealized gains on securities
        available-for-sale:
       Unrealized holding gains arising
         during period                           11,290     (4,629)       6,661
       Plus: reclassification adjustment
         for losses realized in net income          427       (175)         252
                                                -------    -------      -------
      Net unrealized gains                       11,717     (4,804)       6,913
                                                -------    -------      -------
      Other comprehensive income                $10,292    $(4,220)     $ 6,072
                                                =======    =======      =======


      Year Ended December 31, 1996

      Foreign currency translation adjustment $ 210 $ (86) $ 124 Unrealized gains on securities available-for-sale:
       Unrealized holding gains arising
         during period                            8,685     (3,561)       5,124
                                                -------    -------      -------
      Other comprehensive income                $ 8,895    $(3,647)     $ 5,248
                                                =======    =======      =======

    Accumulated other comprehensive income was comprised of unrealized gains on securities available-for-sale of $3.6 million and $11.9 million and foreign currency translation adjustments of zero and $(1.2) million at December 31, 1998 and 1997, respectively.

18. Commitments and Lease Contingencies

    PXP incurred rental expenses on operating leases of $5.8 million, $5.2 million and $4.6 million, and received income from subleases of $.9 million, $.8 million and $.8 million in 1998, 1997 and 1996, respectively. PXP is committed to the following future net minimum rental payments under non-cancelable operating leases:

                                                          Income       Net
                                                 Lease     From       Lease
                                               Payments  Subleases  Payments
                                                      (in thousands)

    1999                                       $ 6,657   $    859   $ 5,798
    2000                                         4,330        812     3,518
    2001                                         3,034        571     2,463
    2002                                         2,567        285     2,282
    2003                                         2,535        285     2,250
    2004 and thereafter                         14,170      1,427    12,743
                                               -------   --------   -------

                                               $33,293   $  4,239   $29,054
                                               =======   ========   =======

19. Other Related Party Transactions

    Revenues

    PXP's subsidiaries manage assets and provide other investment advisory services to Phoenix Home Life and subsidiaries (e.g., general account and variable separate account products) and investment products (e.g., affiliated mutual funds). The revenues earned managing related party assets for the years ended December 31, were as follows:
                                                 1998       1997       1996
                                                       (in thousands)
    Management fees:

    Affiliated mutual funds                     $82,702   $ 74,341   $71,192
    Phoenix Home Life general account             9,485      8,526     8,156
    Phoenix Home Life variable product
       separate accounts, net of reimbursement    6,291      5,194     6,270
    Other                                         3,236      1,194     1,423
                                                -------   --------   -------
       Total management fees                    101,714     89,255    87,041
                                                -------   --------   -------

    Mutual funds - ancillary fees:

    Fund accounting                               6,870      5,524     2,800
    Administrative                                5,525      1,708
    Transfer agent                                5,136      5,523     5,889
    Distributor, net                              4,419      5,716     8,429
                                                -------   --------   -------
       Total mutual funds - ancillary fees       21,950     18,471    17,118
                                                -------   --------   -------

                                                $123,664  $107,726   $104,159
                                                ========  ========   ========

    PXP received management fees averaging approximately .11% of the net asset value of the Phoenix Home Life general account assets under management in 1998 and .12% in 1997 and 1996. PXP's transactions with affiliates comprised approximately 56%, 64% and 68% of revenues, of which 7%, 8% and 10% of total revenues related to Phoenix Home Life, for the years ended December 31, 1998, 1997 and 1996, respectively. PXP believes that its transactions with these related parties were competitive with alternative third party sources for each service provided.

    Receivables from Related Parties

    Receivables from affiliates as of December 31, were as follows:
                                                            1998      1997
                                                            (in thousands)

    Investment management fees                            $ 13,316   $12,453
    Mutual funds - ancillary fees                            5,031     3,655
    Concessions                                              4,538     4,243
    Other receivables                                        2,637     2,209
                                                          --------   -------
                                                          $ 25,522   $22,560
                                                          ========   =======

    Operating Expenses

    Phoenix Home Life provides certain administrative services at the request of PXP including payroll processing, purchasing, facility management and other administrative support to PXP and its subsidiaries. Additionally, certain of PXP's active and retired employees participate in the Phoenix Home Life multi-employer retirement and benefit plans (see Note 2). The expenses recorded by PXP for significant services provided by Phoenix Home Life for the years ended December 31, were as follows:

                                                 1998       1997       1996
                                                       (in thousands)

    Rent                                        $ 3,238   $  3,094   $ 3,041
    Computer services                             2,762      2,637     2,283
    Administrative fees                           2,131      2,212     2,482
    Employee related charges:
      Healthcare and life insurance benefits      1,703      1,814     1,027
      Pension and savings plans                   1,666      1,552     1,051
      Other                                         577        559     1,233
    Equipment rental and maintenance              1,008        954       990
    Legal services                                   55        111       183
                                                -------   --------   -------
        Total                                   $13,140   $ 12,933   $12,290
                                                =======   ========   =======

    PXP pays these charges based on contractual agreements. Computer services are based upon actual or specified usage. Other charges are based on hourly rates, square footage or head count. PXP reimburses Phoenix Home Life for employee related charges based on actual costs paid by Phoenix Home Life. PXP believes that these charges are competitive with alternative third party sources for each service received.

    Payables to Related Parties

    Payables to related parties for operating expenses as of December 31, 1998 and 1997 were $3.0 million and $3.1 million, respectively.

    Included in broker-dealer payable are commissions, including those payable under 12b-1 distribution plans discussed in Note 2, of $3.1 million and $3.4 million in 1998 and 1997, respectively, payable to Griffith.

20. Non-qualified Stock Option Plans and Restricted Stock Grants

    Stock Option Plans

    PXP has reserved a total of 9.7 million shares of company common stock to be granted under three stock option plans: the 1989 Employee Stock Option Plan (Employee Option Plan), the 1989 Employee Performance Stock Option Plan (Performance Plan) and the 1992 Long-Term Stock Incentive Plan (1992 Plan). These plans were established prior to the Merger.

    PXP adopted the 1992 Plan, as amended, concurrent with the Merger. The Compensation Committee of the Board of Directors administers the 1992 Plan, designates which employees and outside directors participate in it and determines the terms of the options to be granted. Under the 1992 Plan, participants are granted non-qualified options to purchase shares of common stock of PXP at an option price equal to not less than 85% of the fair market value of the common stock at the time the option is granted. The options held by a participant terminate no later than 10 years from the date of grant. Options granted under the 1992 Plan vest, on average, in even annual installments over a three year period from the date of grant.

    Restricted Stock

    Restricted shares of PXP's common stock are issued to certain officers under the provisions of an approved restricted stock plan. Restricted stock is issued at the market value of a share of PXP's common stock on the date of the grant. If a participant's employment terminates due to retirement, death or disability, the restrictions expire and the shares become fully vested. If a participant terminates employment for any other reason, the non-vested shares of restricted stock are forfeited. The restricted stock vests in even annual installments over a three year period from the date of the grant. Dividends declared are paid in cash as the restrictions lapse. Restricted shares were first granted during 1998. At December 31, 1998, 243,130 shares of restricted stock have been included in common stock shares outstanding. The market value of the restricted stock at the time of the grant is recorded as unearned compensation in a separate component of stockholders' equity and is amortized to expense over the restricted period. During 1998, $.5 million was charged to compensation expense relating to the plan.

    As of December 31, 1998 restricted stock grants were as follows:
                                                                    Average
                                                         Common     Market
                                                         Shares      Value
    Balance, December 31, 1997                               --      $ --

      Awarded                                             246,640    $8.40
      Earned
      Forfeited                                            (3,510)   $8.40
                                                         --------

    Balance, December 31, 1998                            243,130    $8.40
                                                         ========

    Pro Forma Information

    PXP has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans and compensation for restricted stock grants has been recorded in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation cost for the PXP stock option and restricted stock plans been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, PXP's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                  1998       1997      1996

      Net income  - as reported (in thousands)  $34,640   $ 24,417   $26,719
      Net income  - pro forma (in thousands)    $33,194   $ 23,360   $26,363
      Basic earnings per share - as reported    $   .76   $    .44   $   .50
      Basic earnings per share - pro forma      $   .73   $    .42   $   .49
      Diluted earnings per share - as reported  $   .68   $    .44   $   .50
      Diluted earnings per share - pro forma    $   .65   $    .43   $   .49

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998: dividend yield of 2.7%, expected volatility of 24.8%, risk free interest rate of 5.6% and expected lives of between three and ten years.

    As of December 31, 1998 options to purchase 25,390, 42,120 and 7,332,454 shares of common stock were outstanding at weighted average exercise prices per share of approximately $2.79, $.28 and $7.72, respectively, under the Employee Option Plan, Performance Plan and 1992 Plan, respectively.

    Outstanding Options
                                             Weighted               Weighted
                                              Average    Series A    Average
                                    Common   Exercise   Preferred   Exercise
                                    Shares     Price      Shares      Price

    Balance, December 31, 1995     3,620,285   $6.56     201,163     $25.95

      Granted                      1,518,366   $7.10
      Exercised                     (473,895)  $3.78     (36,715)    $13.11
      Canceled                      (531,834)  $7.73     (52,234)    $30.38
      Forfeited                     (195,416)  $6.95      (3,166)    $29.10
                                   ---------             -------

    Balance, December 31, 1996     3,937,506   $6.93     109,048     $28.05

      Granted                      2,735,329   $7.91
      Exercised                     (257,845)  $5.54     (12,345)    $21.02
      Canceled                       (73,334)  $6.93
      Forfeited                     (234,997)  $7.56      (3,450)    $41.55
                                   ---------             -------

    Balance, December 31, 1997     6,106,659   $7.40      93,253     $28.49

      Granted                      1,851,808   $8.25
      Exercised                     (222,846)  $5.84
      Canceled                       (10,491)  $6.49     (93,253)    $28.49
      Forfeited                     (325,166)  $7.47
                                   ---------             -------

    Balance, December 31, 1998     7,399,964   $7.66       --        $ --
                                   =========             =======

    Exercisable Options
                                             Weighted               Weighted
                                             Average     Series A    Average
                                   Common    Exercise   Preferred   Exercise
                                   Shares     Price      Shares      Price

    Balance, December 31, 1995     1,904,053   $6.47     186,985     $25.82

      Became exercisable             653,566   $6.67      10,413     $28.75
      Exercised                     (473,895)  $3.78     (36,715)    $13.11
      Canceled                      (531,834)  $7.73     (52,234)    $30.38
      Forfeited                     (195,416)  $6.95      (3,166)    $29.10
                                   ---------             -------

    Balance, December 31, 1996     1,356,474   $6.95     105,283     $28.18

      Became exercisable           1,012,047   $6.88       3,765     $28.75
      Exercised                     (257,845)  $5.54     (12,345)    $21.02
      Canceled                       (33,334)  $6.98
      Forfeited                      (39,500) $10.12      (3,450)    $41.55
                                   ---------             -------

    Balance, December 31, 1997     2,037,842   $7.04      93,253     $28.49

      Became exercisable           2,050,494   $7.39
      Exercised                     (222,846)  $5.84
      Canceled                       (10,491)  $6.49     (93,253)    $28.49
      Forfeited                     (325,166)  $7.47
                                   ---------             -------

    Balance, December 31, 1998     3,529,833   $7.27       --        $ --
                                   =========             =======

    At December 31, 1998, 2.1 million shares of PXP common stock were available for future grants.

21. Consolidated Quarterly Results of Operations (Unaudited)

    A summary of the unaudited quarterly results of operations for the years ended December 31, 1998 and 1997 is as follows:

                                       (in thousands, except per share amounts)
                                          First    Second     Third    Fourth
    1998                                 Quarter   Quarter   Quarter   Quarter

    Revenues                            $ 54,296  $57,663   $58,050   $ 74,574
    Expenses                              44,620   48,491    47,787     48,710
                                        --------  -------   -------   --------

    Income before income taxes             9,676    9,172    10,263     25,864
    Provision for income taxes             4,251    4,041     4,517      7,526
                                        --------  -------   -------   --------

    Net income                          $  5,425  $ 5,131   $ 5,746   $ 18,338
                                        ========  =======   =======   ========

    Earnings per share
      Basic                             $    .10  $   .12   $   .13   $    .42
      Diluted                           $    .10  $   .11   $   .12   $    .35
    Dividends per common share
      declared during the quarter       $    .06  $   .06   $   .06   $    .06
    Dividends per preferred share
      declared during the quarter       $   .375  $  .098   $    --   $     --
    Market price per share
      Common
      Low                               $   7.38  $  8.19   $  6.63   $   6.69
      High                              $   9.38  $  9.88   $  9.44   $   8.75

                                       (in thousands, except per share amounts)
                                          First    Second     Third    Fourth
    1997                                 Quarter   Quarter   Quarter   Quarter

    Revenues                            $ 35,245  $40,992   $44,036   $ 59,995
    Expenses                              28,874   28,412    34,278     48,459
                                        --------  -------   -------   --------

    Income before income taxes             6,371   12,580     9,758     11,536
    Provision for income taxes             2,612    5,253     3,676      4,557
                                        --------  -------   -------   --------

    Net income                          $  3,759  $ 7,327   $ 6,082   $  6,979
                                        ========  =======   =======   ========

    Earnings per share
      Basic                             $    .06  $   .14   $   .11   $    .13
      Diluted                           $    .06  $   .14   $   .11   $    .13
    Dividends per common share
      declared during the quarter       $    .06  $   .06   $   .06   $    .06
    Dividends per preferred share
      declared during the quarter       $   .375  $  .375   $  .375   $   .375
    Market price per share
      Common
      Low                               $   6.88  $  6.63   $  7.31   $   7.00
      High                              $   8.50  $  8.13   $  9.31   $   8.19
      Preferred
      Low                               $  24.75  $ 24.63   $ 27.25   $  25.38
      High                              $  28.50  $ 27.50   $ 30.50   $  28.63

22. Contingent Liabilities

    In October 1995, PXP, in one case, and its subsidiary DPCM were named defendants in three related class action suits concerning a fairness opinion issued by DPCM. The three cases were previously consolidated. There is another separate case involving the same set of facts that has been brought by other members of Associated Surplus Dealers (ASD), a corporation organized to promote the surplus merchandise industry. The latter case has now been consolidated with the other cases. The actions also name as defendants the directors of ASD and a corporation (WFI) controlled by one of the defendants. The complaints allege that shortly after the sale of the assets of ASD to WFI for $2.6 million, the ASD assets were resold by WFI for $60 million. The plaintiffs contend that DPCM and certain directors breached their fiduciary duties and were negligent, causing ASD to receive less in sales proceeds than anticipated. The plaintiffs seek compensatory damages, attorneys' fees, costs of suit and punitive damages, all in unspecified amounts. DPCM denies that its actions were inappropriate and intends to vigorously defend the actions.

23. Fair Value of Financial Instruments

    The following methods and assumptions were used in estimating the indicated fair value of financial instruments:

o Cash and cash equivalents: The carrying amount approximates fair value because of the short maturity of these instruments.

o      Marketable securities: The carrying amount equals market value.

o Deferred commissions: The carrying amount is based on estimates from third parties.

o Long-term investments and other assets: The fair value is based on estimates made using appropriate valuation techniques.

o Long-term debt: The fair value is estimated based on the current rates that would be offered to PXP on similar debt.

o Convertible Subordinated Debentures: The fair value is based on market quotes.

    The estimated fair values of PXP's financial instruments at December 31, were as follows:

                                                1998               1997
                                        Carrying    Fair    Carrying    Fair
                                         Amount     Value    Amount     Value
                                                     (in thousands)

     Cash and cash equivalents          $ 29,298  $29,298   $21,872   $ 21,872
     Accounts receivable                  35,015   35,015    31,537     31,537
     Marketable securities                16,275   16,275    12,000     12,000
     Deferred commissions                  2,798    2,798     3,998      3,998
     Long-term investments and
      other assets                        11,000   11,000     1,000      1,000
     Accounts payable and accrued
      liabilities                         39,659   39,659    25,742     25,742
     Debt                                142,682  142,682   195,776    195,776
     Convertible Subordinated Debentures  76,364   80,153

    The carrying amounts for accounts receivable, accounts payable and accrued liabilities are reasonable estimates of fair value because of the short nature of the transactions.

24. Net Capital Requirement

    PEPCO is subject to broker-dealer net capital requirements. At December 31, 1998, net capital of $.6 million was required compared to actual net capital of $6.0 million.

25. Subsequent Event

    On December 16, 1998, PXP signed a definitive agreement to acquire the retail mutual fund and closed-end fund businesses of the New York City-based Zweig Fund Group. The Zweig Fund Group manages eight retail mutual funds and two closed-end funds (collectively, the Zweig Funds). The agreement values the Zweig business at $135 million and provides for an additional payout of up to $29 million in the following three years depending on the purchased businesses' revenue growth. At December 31, 1998, the Zweig Funds had approximately $4.4 billion in assets under management. The transaction is expected to close in March 1999, pending approval by fund shareholders. PXP is currently negotiating a $175 million credit agreement in order to finance this acquisition.

                        Phoenix Investment Partners, Ltd.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

             None.
                                    PART III

Item 10.     Directors and Executive Officers of the Registrant.

             The information required by this item, to the extent not included under the caption "Executive Officers of the Company" in Part I of this report will appear under the caption "Election of Directors" in the Company's definitive proxy statement for the 1999 annual meeting of the shareholders (the 1999 Proxy Statement), and such information shall be deemed to be incorporated herein by reference to that portion of the 1999 Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year.

Item 11.     Executive Compensation.

             The information required by this item will appear under the caption "Executive Compensation" in the 1999 Proxy Statement, and such information shall be deemed to be incorporated herein by reference to that portion of the 1999 Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

             The information required by this item will appear under the caption "Principal Holders of Common Stock" in the 1999 Proxy Statement, and such information shall be deemed to be incorporated herein by reference to that portion of the 1999 Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year.

Item 13.     Certain Relationships and Related Transactions.

             The information required by this item will appear under the caption "Executive Compensation - Certain Transactions" in the 1999 Proxy Statement, and such information shall be deemed to be incorporated herein by reference to that portion of the 1999 Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year. Also see Note 19 to the consolidated financial statements on page 54 of this Form 10-K.

                                                 PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) The following documents are filed as a part of this report:

      1.     Financial Statements
             See index to Financial Statements in item 8.

      2.     Exhibits
      2(d)   Agreement  and  Plan  of  Merger  between  Phoenix  Duff  &  Phelps
             Corporation,  Phoenix Apollo Corp. and Pasadena Capital Corporation
             dated as of June 9,  1997  (incorporated  herein  by  reference  to
             Exhibit 2(d) to the  Registrant's  current report on Form 8-K dated
             July 1, 1997)
      2(e)   Agreement  and  Plan  of  Merger  between  Phoenix  Duff  &  Phelps
             Corporation  and the persons  signatory  thereto  (Stellar  Capital management, Inc., JB Capital Management, Inc. and SZRL Investments)
             dated as of June 18,  1997  (incorporated  herein by  reference  to
             Exhibit 2(e) to the  Registrant's  current report on Form 8-K dated
             July 1, 1997)
      2(f)   Acquisition  Agreement by and among  Phoenix  Investment  Partners,
             Ltd.,  and  Zweig/Glaser  Advisers,   Euclid  Advisors  LLC,  Zweig
             Advisors Inc., Zweig Total Return Advisors,  Inc., Zweig Securities
             Corp.  and  named  equityholders  dated as of  December  15,  1998.
             (incorporated   herein  by   reference   to  Exhibit  2(f)  to  the
             Registrant's current report on Form 8-K dated March 15, 1999)
      2(g)   Amendment No. 1 to the  Acquisition  Agreement by and among Phoenix
             Investment  Partners,  Ltd.,  and  Zweig/Glaser  Advisers,   Euclid
             Advisors LLC,  Zweig Advisors  Inc.,  Zweig Total Return  Advisors,
             Inc., Zweig Securities  Corp. and named  equityholders  dated as of
             March 1, 1999. (incorporated herein by reference to Exhibit 2(g) to the Registrant's current report on Form 8-K dated March 15, 1999)
      3(a)   Restated Certificate of Incorporation of the Registrant, as amended
             (incorporated   herein  by   reference   to  Exhibit  3(a)  to  the
             Registrant's Current Report on Form 8-K dated November 15, 1995)
      3(b)   By-laws  of the  Registrant,  as  amended  (incorporated  herein by reference to Exhibit  3(b) to the  Registrant's  Current  Report on
             Form 8-K dated November 15, 1995)
      4(a)   Form of Common Stock certificate(1)
      4(n)   Amended and Restated Credit  Agreement dated as of October 31, 1995 among the Registrant and various financial institutions and Bank of
             America Illinois  (incorporated herein by reference to Exhibit 4(n)
             to the  Registrant's  1995  Annual  Report on Form 10-K of  Phoenix
             Investment Partners, Ltd.)
      4(s)   Form of Indenture  between Phoenix Duff & Phelps  Corporation and a
             Trustee with respect to the 6% Convertible  Subordinated Debentures due 2015 into which the Series A Convertible Exchangeable Preferred
             Stock will be  exchangeable  (incorporated  herein by  reference to
             Exhibit 4(s) to the Registrant's registration statement on Form S-4
             (Registration No. 33-97292))
      10(a)  The  Registrant's  1989  Employee  Stock Option Plan  (incorporated herein by reference  to Exhibit  10.3 to the 1989 Annual  Report on
             Form 10-K of Duff & Phelps Inc.)(2)
      10(i)  Service  Agreement among Duff & Phelps  Investment  Management Co.,
             Duff & Phelps  Utilities  Income  Inc.,  Duff &  Phelps  Investment
             Research Co. and Duff & Phelps Inc.(1)
      10(j)  Mid-Continental Plaza Lease between Tishman Speyer Properties and
             Duff & Phelps Inc.(1)
      10(k)  Form of Indemnification Agreement between the Registrant and its directors and certain officers(1)(2)
      10(m)  Nonqualified   Deferred  Compensation  Plans  -  Joinder  Agreement
             (incorporated   herein  by  reference  to  Exhibit   10(m)  to  the
             Registrant's Annual Report on Form 10-K for 1996) (2)
      10(w)  Tax Sharing and  Indemnification  Agreement  between the Registrant and Duff & Phelps Credit Rating Co. (Credit Rating) (incorporated herein by reference to Exhibit 10.2 to Credit Rating's Annual
             Report on Form 10-K for 1994)
      10(x)  Distribution  and Indemnity  Agreement  between the  Registrant and
             Credit Rating (incorporated herein by reference to Exhibit 10.3 to Credit Rating's Annual Report on Form 10-K for 1994)

      10(y) Services Agreement among the Registrant, Credit Rating and Duff & Phelps Investment Management Co. (incorporated herein by reference to Exhibit 10.4 to Credit Rating's Annual Report on Form 10-K for
             1994)
      10(z) Name Use Agreement between the Registrant and Credit Rating (incorporated herein by reference to Exhibit 10.5 to Credit Rating's Annual Report on Form 10-K for 1994)
      10(aa) Sublease  Agreement  relating to  Chicago,  Illinois  office  space between the Registrant and Credit Rating (incorporated herein by reference to Exhibit 10.6 to Credit Rating's Annual Report on Form 10-K for 1994)
      10(bb) License agreement dated November 1, 1995 between the Registrant and
             Phoenix Home Life Mutual Insurance Company (incorporated herein by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated November 15, 1995)
      10(cc) Registration  rights  agreement  dated November 1, 1995 between the
             Registrant and PM Holdings, Inc. (incorporated herein by reference to Exhibit 10(b) to the Registrant's Current Report on Form 8-K dated November 15, 1995)
      10(dd) Administrative agreement between Phoenix Home Life Mutual Insurance
             Company and certain subsidiaries (incorporated herein by reference to Exhibit 10(dd) to the Registrant's registration statement on Form S-4 (Registration No.
             33-97292))
      10(ee) Computer services agreement between the Registrant and Phoenix Home
             Life Mutual Insurance Company  (incorporated herein by reference to
             Exhibit 10(ee) to the Registrant's registration statement on Form S-4 (Registration No.
             33-97292))
      10(ff) Investment management agreement between Phoenix Investment Counsel,
             Inc. and Phoenix Home Life Mutual Insurance Company (incorporated herein by reference to Exhibit 10(ff) to the Registrant's registration statement on Form S-4 (Registration No. 33-97292))
      10(gg) Leases between Phoenix Securities Group, Inc. and Phoenix Home Life
             Mutual Insurance Company (incorporated herein by reference to Exhibits 10(gg), (hh)and (ii) to the Registrant's registration statement on Form S-4 (Registration No. 33-97292))
      10(ii) Employment  agreement dated November 1, 1995 between the Registrant and Mr. Pedersen (incorporated herein by reference to Exhibit 10(d) to the Registrant's Current Report on Form 8-K dated November 15,
             1995)(2)
      10(jj) Change  of  Control  agreement  dated  June 10,  1996  between  the
             Registrant and Mr. McLoughlin  (incorporated herein by reference to
             Exhibit 10(jj) to the  Registrant's  Annual Report on Form 10-K for
             1996)(2)
      10(ll) Change  of  Control  agreement  dated  June 10,  1996  between  the
             Registrant  and Mr.  Haylon  (incorporated  herein by  reference to
             Exhibit 10(ll) to the  Registrant's  Annual Report on Form 10-K for
             1996)(2)
      10(nn) Second  Amended and Restated  Operating  Agreement  between  Seneca
             Capital Management LLC and the Registrant (incorporated herein by reference to Exhibit 1(a) to the Registrant's Report on Form 10-Q dated June 30, 1997)
      10(oo) Form of Put/Call  Agreement  (incorporated  herein by  reference to
             Exhibit 1(a) to the Registrant's Report on Form 10-Q dated June 30,
             1997)
      10(pp) Employment  Agreement  dated as of December 15, 1998 by and between
             Zweig/Glaser Advisers and Eugene J. Glaser (incorporated herein by reference to Exhibit 10(pp) to the Registrant's current report on Form 8-K dated March 15, 1999)
      10(qq) Employment  Agreement  dated as of December 15, 1998 by and between
             Zweig/Glaser Advisers and Barry Mandinach (incorporated herein by reference to Exhibit 10(qq) to the Registrant's current report on Form 8-K dated March 15, 1999)
      10(rr) Employment  Agreement  dated as of December 15, 1998 by and between
             Zweig/Glaser Advisers and Jeff Lazar (incorporated herein by reference to Exhibit 10(rr) to the Registrant's current report on Form 8-K dated March 15, 1999)
      10(ss) Letter of Amendment to Employment Agreement dated as of January 20,
             1999 by and between Zweig/Glaser Advisers and Jeffrey Lazar (incorporated herein by reference to Exhibit 10(ss) to the Registrant's current report on Form 8-K dated March 15, 1999)
      10(tt) Employment  Agreement  dated as of December 15, 1998 by and between
             Zweig/Glaser Advisers and Carlton B. Neel (incorporated herein by reference to Exhibit 10(tt) to the Registrant's current report on Form 8-K dated March 15, 1999)
      10(uu) Letter of Amendment to Employment Agreement dated as of January 20,
             1999 by and between Zweig/Glaser Advisers and Carlton B. Neel (incorporated herein by reference to Exhibit 10(uu) to the Registrant's current report on Form 8-K dated March 15, 1999)

      10(vv) Employment  Agreement  dated as of December 15, 1998 by and between
             Zweig/Glaser Advisers and Jeffrey T. Cerutti (incorporated herein by reference to Exhibit 10(vv) to the Registrant's current report on Form 8-K dated March 15, 1999)
      10(ww) Employment  Agreement  dated as of December 15, 1998 by and between
             Zweig/Glaser Advisers and David Katzen (incorporated herein by reference to Exhibit 10(ww) to the Registrant's current report on Form 8-K dated March 15, 1999)
      10(xx) Noncompetition/Nonsolicitation  Agreement dated as of March 1, 1999 by and among the Registrant, Zweig/Glaser Advisers, Zweig Total Return Advisors, Inc., Zweig Advisors Inc. and Eugene J. Glaser (incorporated herein by reference to Exhibit 10(xx) to the Registrant's current report on Form 8-K dated March 15, 1999)
      10(yy) Noncompetition/Nonsolicitation  Agreement dated as of March 1, 1999 by and among the Registrant, Zweig/Glaser Advisers, Zweig Total Return Advisors, Inc., Zweig Advisors Inc. and Martin E. Zweig (incorporated herein by reference to Exhibit 10(yy) to the Registrant's current report on Form 8-K dated March 15, 1999)
      10(zz) Administrative  Services Agreement dated as of March 1, 1999 by and between Zweig/Glaser Advisers LLC, and ZA Management Services, Inc. (incorporated herein by reference to Exhibit 10(zz) to the Registrant's current report on Form 8-K dated March 15, 1999)
      10(aaa)Servicing Agreement dated as of March 1, 1999 by and among Zweig/Glaser Advisers, Zweig Total Return Advisors, Inc., Zweig Advisors, Inc., and Zweig Consulting LLC (incorporated herein by reference to Exhibit 10(aaa) to the Registrant's current report on Form 8-K dated March 15, 1999)



      21     Subsidiaries of the Registrant
      23(a)  Consent of PricewaterhouseCoopers LLP
      27     Financial Data Schedule


      (1) Incorporated herein by reference to the corresponding exhibit to the Registrant's registration statement on Form S-1 (Registration No. 33-45140).

      (2) Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 601 of Regulation S-K.

      (b) Reports on Form 8-K.

             None.

                                            SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 1999.

PHOENIX INVESTMENT PARTNERS, LTD.

By:/s/ Philip R. McLoughlin
   Philip R. McLoughlin
   Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 26th day of March, 1999 by the following persons on behalf of the registrant in the capacities indicated.


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


                                                  State or Other
                                                  Jurisdiction of
Name                                               Incorporation

Phoenix Investment Partners, Ltd.                   Delaware

       Duff & Phelps Investment Management Co.      Illinois
            DPIM, Inc.                              Illinois
            Phoenix Duff & Phelps Investment
             Advisors                               Illinois

       DPCM Holdings, Co.                           Illinois

       DP Holdings Ltd.                             New Brunswick, Canada

       Phoenix Equity Planning Corporation          Connecticut
            Phoenix Investment Counsel, Inc.        Massachusetts

       National Securities & Research Corporation   New York

       Pasadena Capital Corporation                 California
            Roger Engemann & Associates             California

       Seneca Capital Management LLC - 74.9%        California

                                                                  Exhibit 23(a)

                       CONSENT OF INDEPENDENT ACCOUNTANTS





We hereby consent to the incorporation by reference in the Registration Statements on Forms S-8 (No. 33-48338, No. 33-46359, No. 33-99412, No. 33-99414,
No. 333-19073 and No. 333-65495) of our report dated February 3, 1999 appearing on page 33 of Phoenix Investment Partners, Ltd.'s Annual Report on Form 10-K for the year ended December 31, 1998.





/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Hartford, Connecticut
March 26, 1999