Form 10-Q
period 1999-03-31
PHOENIX INVESTMENT PARTNERS LTD/CT
filed 1999-05-17
CIK 883237

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


                  For the quarterly period ended March 31, 1999



                        PHOENIX INVESTMENT PARTNERS, LTD.



              DELAWARE                                 95-4191764
      (State of Incorporation)            (I.R.S. Employer Identification No.)


56 Prospect St., Hartford, Connecticut  06115-0480   (860) 403-7667
(Address of principal executive offices)     (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


On April 30, 1999, the registrant had 43,871,022 shares of $.01 par value common stock outstanding.

               PHOENIX INVESTMENT PARTNERS, LTD. AND SUBSIDIARIES

                          Quarter Ended March 31, 1999

                                      Index


PART I -   FINANCIAL INFORMATION:

                                                                         Page
  Item 1.  Consolidated Financial Statements:

           Consolidated Condensed Statements of Financial Condition.    3
              March 31, 1999 and December 31, 1998

           Consolidated Statements of Income .......................    4
              Three Months Ended March 31, 1999 and
              Three Months Ended March 31, 1998

           Consolidated Condensed Statements of Cash Flows .........    5
              Three Months Ended March 31, 1999 and
              Three Months Ended March 31, 1998

           Notes to the Consolidated Financial Statements...........    6


  Item 2.  Management's Discussion and Analysis of:

           Results of Operations and Financial Condition............   12

           Liquidity and Capital Resources..........................   16

           Market Risk..............................................   16

           Impact of the Year 2000 Issue............................   17

           Cautionary Statement under Section 21E of the Securities
              Exchange Act of 1934..................................   18


PART II -  OTHER INFORMATION:


  Item 1.  Legal Proceedings........................................   19

  Item 4.  Submission of Matters to a Vote of Security Holders......   19

  Item 6.  Exhibits and Reports on Form 8-K.........................   19

  Signatures........................................................   20

PART  I. Financial Information
 Item 1. Consolidated Financial Statements


               Phoenix Investment Partners, Ltd. and Subsidiaries
            Consolidated Condensed Statements of Financial Condition
                                 (in thousands)
                                                         (Unaudited)
                                                          March 31,  December31,
                                                             1999        1998
Assets
Current Assets
 Cash and cash equivalents                               $  22,582    $ 29,298
 Marketable securities, at market                           21,341      16,275
 Accounts receivable                                        40,403      35,015
 Prepaid expenses and other current assets                   3,711       2,951
                                                         ---------    --------
   Total current assets                                     88,037      83,539

 Deferred commissions                                        2,267       2,798
 Furniture, equipment and leasehold improvements, net       10,606       8,589
 Goodwill and intangible assets, net                       579,349     446,657
 Long-term investments and other assets                     19,776      22,135
                                                         ---------    --------
   Total assets                                          $ 700,035    $563,718
                                                         =========    ========

Liabilities and Stockholders' Equity
Current Liabilities
 Accounts payable and other accrued liabilities          $  35,948    $ 39,659
 Payables to related parties                                 4,609       3,032
 Broker-dealer payable                                      11,320       9,568
 Current portion of long-term debt                             889         964
                                                         ---------    --------
   Total current liabilities                                52,766      53,223

Deferred taxes, net                                         53,003      53,446
Long-term debt, net of current portion                       3,270       1,718
Convertible subordinated debentures                         76,364      76,364
Credit facilities                                          275,000     140,000
Lease obligations and other long-term liabilities            4,379       4,843
                                                         ---------    --------
   Total liabilities                                       464,782     329,594
                                                         ---------    --------

Minority Interest                                            1,290       2,531
                                                         ---------    --------

Stockholders' Equity
Common stock, $.01 par value, 100,000,000 shares
 authorized, 45,401,175 and 45,172,258 shares issued,
 and 43,669,075 and 43,710,458 shares outstanding              454         451
Additional paid-in capital                                 196,844     195,224
Retained earnings                                           47,895      44,482
Accumulated other comprehensive income                       3,695       3,571
Unearned compensation on restricted stock                   (2,427)     (1,529)
Treasury stock, at cost, 1,732,100 and 1,461,800 shares    (12,498)    (10,606)
                                                         ---------    --------
   Total stockholders' equity                              233,963     231,593
                                                         ---------    --------
   Total liabilities and stockholders' equity            $ 700,035    $563,718
                                                         =========    ========




        The accompanying notes are an integral part of these statements.

               Phoenix Investment Partners, Ltd. and Subsidiaries
           Consolidated Statements of Income and Comprehensive Income
                      (in thousands, except per share data)

                                                               (Unaudited)
                                                    Three months ended March 31,
                                                             1999        1998
Revenues
Investment management fees                               $  55,025    $ 45,654
Mutual funds - ancillary fees                                7,328       6,154
Other income and fees                                          966         649
                                                         ---------    --------
   Total revenues                                           63,319      52,457
                                                         ---------    --------

Operating Expenses
Employment expenses                                         26,654      22,731
Other operating expenses                                    14,513      11,692
Depreciation and amortization of
  leasehold improvements                                       904         913
Amortization of goodwill and intangible assets               6,314       5,504
Amortization of deferred commissions                           565         340
                                                         ---------    --------
   Total operating expenses                                 48,950      41,180
                                                         ---------    --------

Operating Income                                            14,369      11,277
                                                         ---------    --------

Equity in Earnings of Unconsolidated Affiliates                165         929
                                                         ---------    --------

Other Income - Net                                              45         515
                                                         ---------    --------

Interest (Expense) Income - Net
Interest expense                                            (3,786)     (2,952)
Interest income                                                727         395
                                                         ---------    --------
   Total interest expense - net                             (3,059)     (2,557)
                                                         ---------    --------

Income to Minority Interest                                   (737)       (488)
                                                         ---------    --------

Income Before Income Taxes                                  10,783       9,676
Provision for income taxes                                   4,745       4,251
                                                         ---------    --------
Net Income                                                   6,038       5,425

Other Comprehensive Income, Net of Tax
Unrealized gains(losses)on securities available-for-sale       124        (435)
Foreign currency translation adjustment                                    192
                                                         ---------    --------
   Total other comprehensive income (loss)                     124        (243)
                                                         ---------    --------
Comprehensive Income                                     $   6,162    $  5,182
                                                         =========    ========

Net Income                                               $   6,038    $  5,425
Series A preferred stock dividends                                       1,190
                                                         ---------    --------
Income available to common stockholders                  $   6,038    $  4,235
                                                         =========    ========

Weighted average shares outstanding
   Basic                                                    43,661      43,936
   Diluted                                                  53,446      44,530

Earnings per share
   Basic                                                 $     .14    $    .10
   Diluted                                               $     .13    $    .10

        The accompanying notes are an integral part of these statements.

               Phoenix Investment Partners, Ltd. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                 (in thousands)

                                                               (Unaudited)
                                                    Three months ended March 31,
                                                             1999        1998
Cash Flows from Operating Activities:
  Net income                                             $  6,038      $ 5,425
   Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization of
      leasehold improvements                                  904          913
    Amortization of goodwill and intangible assets          6,314        5,504
    Amortization of deferred commissions                      565          340
    Income to minority interest                               737          488
    Compensation recognized under employee
      benefit plans                                           308
    Equity in earnings of unconsolidated
      affiliates, net of dividends                             27          397
    Changes in other operating assets                      (2,403)      (4,035)
    Changes in other operating liabilities                 (6,514)      (2,960)
                                                         --------      -------
   Net cash provided by operating activities                5,976        6,072
                                                         --------      -------

Cash Flows from Investing Activities:
  Purchase of subsidiaries, net of cash acquired         (137,714)      (5,853)
 (Purchase) sale of marketable securities, net             (2,932)         847
  Capital expenditures                                       (572)        (758)
  Distributions to minority interest                       (1,978)        (643)
  Purchase of long-term investments                          (360)        (408)
  Proceeds from long-term investments                         490
                                                         --------      -------
   Net cash used in investing activities                 (143,066)      (6,815)
                                                         --------      -------

Cash Flows from Financing Activities:
  Proceeds from (repayment of) borrowings, net            134,744         (146)
  Dividends paid                                           (2,626)      (3,834)
  Stock repurchases                                        (1,892)        (721)
  Proceeds from issuance of stock                             323          577
  Other financing activities                                 (175)
                                                         --------      --------
   Net cash provided by (used in) financing activities    130,374       (4,124)
                                                         --------      -------

Net decrease in cash and cash equivalents                  (6,716)      (4,867)
Cash and cash equivalents, beginning of period             29,298       21,872
                                                         --------      -------

   Cash and Cash Equivalents, End of Period              $ 22,582      $17,005
                                                         ========      =======


Supplemental Cash Flow Information:
   Interest paid                                         $  3,387      $ 3,140
   Income taxes paid                                     $  9,996      $ 8,944



          The accompanying notes are an integral part of these statements.

Phoenix Investment Partners, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

1. Basis of Presentation

   The unaudited consolidated financial statements of Phoenix Investment Partners, Ltd. and Subsidiaries (PXP or the Company) included herein have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Reclassifications have been made, when necessary, to conform the prior period presentation to the current period presentation.

2. Recent Accounting Pronouncements

   PXP adopted Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," as of December 31, 1998. This statement supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," by replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source for reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. As this pronouncement only addresses financial statement disclosure, it has no impact on PXP's financial results. (See Note 6)

3. Acquisition Related Activity

   On March 1, 1999, PXP acquired the retail mutual fund and closed-end fund businesses of the New York City-based Zweig Fund Group (Zweig) for consideration of approximately $135 million. The agreement provides for an additional payout of up to $29 million over the next three years, dependent upon revenue growth of the purchased business.

   The purchase price for Zweig represents the consideration paid and the direct costs incurred by PXP related to the purchase. Preliminary analyses have been performed in order to identify intangible assets and to allocate purchase price to such assets. Additional information is necessary to complete the purchase price allocation. The excess of purchase price over the fair value of acquired net tangible assets of Zweig totaled $135.0 million. Of this excess purchase price, $78.1 million has been preliminarily allocated to intangible assets, primarily associated with investment management contracts, which are being amortized over their estimated useful lives using the straight-line method. The average estimated useful life of the intangible assets is approximately 12 years. The remaining excess purchase price of $56.9 million has been classified as goodwill and is being amortized over 40 years using the straight-line method. Related amortization of $.8 million has been expensed for the period ended March 31, 1999.

   The following table summarizes the preliminary calculation and allocation of Zweig's purchase price
   (in thousands):

    Purchase Price:
    Consideration paid or payable                    $  135,000
    Transaction costs                                     2,325
                                                     ----------
       Total Purchase Price                          $  137,325
                                                     ==========

    Purchase Price Allocation:
    Fair value of acquired net assets                $    2,359
    Identified intangibles                               78,063
    Goodwill                                             56,903
                                                     ----------
       Total Allocation of Purchase Price            $  137,325
                                                     ==========

4. Pro Forma Results

   PXP's financial results for the first quarter of 1999 include the operations of Zweig from March 1, 1999, while the first quarter of 1998 excludes the operations of Zweig. Management believes that, for comparative purposes, the most meaningful financial presentation for these periods is on a pro forma basis.

   The following pro forma financial information for the three months ended March 31, 1999 and 1998 is derived from the historical financial statements of PXP and Zweig, and gives effect to the acquisition of Zweig by PXP assuming the acquisition was effected on January 1, 1998. The pro forma financial information does not necessarily reflect the actual results that would have been obtained had the acquisition taken effect on the aforementioned assumed date.

                                                            Pro Forma
                                                  Three months ended March 31,
                                                      1999           1998
                                                   ---------      ---------
                                                  (in thousands, except per
                                                        share amounts)

    Revenues                                       $  70,002      $  63,024
                                                   ---------      ---------
    Employment expenses                               29,118         25,362
    Other operating expenses                          17,241         15,924
    Amortization of goodwill and
     intangible assets                                 7,969          7,969
                                                   ---------      ---------
    Operating income                                  15,674         13,769
    Other income - net                                   210          1,444
    Interest expense - net                            (4,343)        (4,490)
    Income to minority interest                         (737)          (488)
                                                   ---------      ---------
    Income before income taxes                        10,804         10,235
    Provision for income taxes                         4,786          4,579
                                                   ---------      ---------
    Net income                                     $   6,018      $   5,656
                                                   =========      =========

    Earnings per share
      Basic                                        $     .14      $     .10
      Diluted                                      $     .13      $     .10

5. Dividends and Other Capital Transactions

   On May 6, 1999, PXP's Board of Directors declared a quarterly dividend of $.06 per common share payable June 10, 1999, to stockholders of record on May 28, 1999. PXP intends to continue to pay quarterly cash dividends, however, future payment of cash dividends by PXP will depend upon the financial condition, capital requirements and earnings of PXP.

   On April 3, 1998, PXP exchanged 3.2 million shares of Series A Convertible Exchangeable Preferred Stock (Preferred Stock) for 6% Convertible Subordinated Debentures (Debentures) due 2015. Each share of outstanding Preferred Stock, including unpaid and accrued dividends, was exchanged for a Debenture with a $25.00 face value. Interest on the Debentures for the period from March 10, 1999 through June 9, 1999 will be payable on June 10, 1999 to registered holders as of May 20, 1999.

   As of March 31, 1999, the Company, in accordance with the previously announced stock repurchase program, had purchased a total of 1,732,100 shares of PXP common stock at a cost of $12.5 million.

6. Segment Information

   PXP has determined that its reportable segments are those based on the method used for internal reporting, which disaggregates the business by customer category. PXP's reportable segments are its retail and institutional lines of business. The retail line primarily serves the individual investor by acting as advisor to and, in certain instances, distributor for open-end mutual funds and managed accounts. The institutional line provides management services primarily to corporate entities and multi-employer retirement funds, as well as endowment, insurance and other special purpose funds, including closed-end funds.

   The following tables summarize pertinent financial information relative to PXP's operations:

     Three Months Ended March 31, 1999                        All
                                        Retail Institutional Other     Total
                                                   (in thousands)

     Revenues                           $ 40,268  $22,526   $   525   $ 63,319
                                        --------  -------   -------   --------
     Employment and
      other operating expenses            26,383   16,127       126     42,636
     Amortization of goodwill
      and intangible assets                3,531    2,783                6,314
                                        --------  -------   -------   --------
     Operating income                     10,354    3,616       399     14,369
     Other (expense) income - net           (93)      142       161        210
     Interest expense                    (1,823)     (779)   (1,184)   (3,786)
     Interest income                         153       45       529        727
     Minority interest                               (737)               (737)
                                        --------  -------   -------   -------
     Income (loss) before income taxes  $  8,591  $ 2,287   $   (95)  $ 10,783
                                        ========  =======   =======   ========

                                                     (in millions)
     Assets under management            $ 24,778  $33,739   $  --     $ 58,517
                                        ========  =======   =======   ========

     Three Months Ended March 31, 1998                         All
                                        Retail Institutional  Other    Total
                                                 (in thousands)

     Revenues                           $ 33,721  $18,211   $   525   $ 52,457
                                        --------  -------   -------   --------
     Employment and
      other operating expenses            23,642   12,034               35,676
     Amortization of goodwill
      and intangible assets                3,146    2,358                5,504
                                        --------  -------   -------   --------
     Operating income                      6,933    3,819       525     11,277
     Other income - net                       31      367     1,046      1,444
     Interest expense                    (2,460)     (442)      (50)   (2,952)
     Interest income                         116       14       265        395
     Minority interest                               (488)               (488)
                                        --------  -------   -------   -------
     Income before income taxes         $  4,620  $ 3,270   $ 1,786   $  9,676
                                        ========  =======   =======   ========

                                                     (in millions)
     Assets under management            $ 20,400  $28,904   $  --     $ 49,304
                                        ========  =======   =======   ========

   The "All Other" column represents corporate office revenue and expenses which are not directly attributable to either line of business.

   There are no intersegment revenues. Balance sheet asset information by line of business is not reported as the information is not produced internally and is not utilized in managing the business.

7. Comprehensive Income

   The components of other comprehensive income, and related tax effects, are as follows for the periods ended March 31, (in thousands):

    1999                                                       Tax
                                               Before-Tax   (Expense) Net-of-Tax
                                                Amount       Benefit     Amount
    Unrealized gains on securities
      available-for-sale:
      Unrealized holding gains arising
        during period                           $  210      $    (86)   $   124
                                                ------      --------    -------
    Other comprehensive income                  $  210      $    (86)   $   124
                                                ======      ========    =======

    1998                                                       Tax
                                               Before-Tax   (Expense) Net-of-Tax
                                                Amount       Benefit     Amount

    Foreign currency translation adjustment     $  325      $   (133)   $   192
    Unrealized losses on securities
      available-for-sale:
      Unrealized holding losses arising
        during period                             (737)          302       (435)
                                                ------      --------    -------
    Other comprehensive loss                    $ (412)     $    169    $  (243)
                                                ======      ========    =======

   The  following  tables  summarize   accumulated  other  comprehensive  income
   balances (in thousands):

    As of March 31, 1999:                                            Accumulated
                                                        Unrealized      Other
                                                     Gains(Losses) Comprehensive
                                                      on Securities    Income

    Balance as of December 31, 1998                      $  3,571    $   3,571
    Current period change                                     124          124
                                                         --------    ---------
    Balance as of March 31, 1999                         $  3,695    $   3,695
                                                         ========    =========


    As of December 31, 1998:                                         Accumulated
                                             Foreign   Unrealized      Other
                                            Currency Gains(Losses) Comprehensive
                                              Items   on Securities    Income

    Balance as of December 31, 1997          $ (1,171)   $ 11,845    $  10,674
    Current period change                       1,171      (8,274)      (7,103)
                                             --------    --------    ---------
    Balance as of December 31, 1998          $    --     $  3,571    $   3,571
                                             ========    ========    =========

8. Earnings Per Share

   Earnings per share (EPS) is calculated in accordance with SFAS No. 128, "Earnings per Share." Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The computation of diluted EPS is similar to basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued, and the numerator is increased for any related net income effect. Potentially dilutive shares are based on outstanding stock options and convertible securities.

   The following tables reconcile PXP's basic earnings per share to diluted earnings per share:

                                       For the Three Months Ended March 31, 1999
                                                                Per-Share
                                         Income       Shares      Amount
                                           (in thousands)

    Basic EPS
    Income available to common
      stockholders                      $ 6,038       43,661      $  .14
                                                                  ======

    Effect of Dilutive Securities
    Stock options                                        285
    6% convertible debentures               667        9,500
                                        -------       ------

    Diluted EPS
    Income available to common
      stockholders and assumed
      conversions                       $ 6,705       53,446      $  .13
                                        =======       ======      ======

                                       For the Three Months Ended March 31, 1998
                                                                Per-Share
                                         Income       Shares      Amount
                                           (in thousands)

    Net income                          $ 5,425
    Less: preferred stock dividends       1,190
                                        -------
    Basic EPS
    Income available to common
      stockholders                        4,235       43,936      $  .10
                                                                  ======

    Effect of Dilutive Securities
    Stock options                                        594
                                        -------       ------
    Diluted EPS
    Income available to common
      stockholders and assumed
      conversions                       $ 4,235       44,530      $  .10
                                        =======       ======      ======

   In accordance with SFAS No. 128, the March 31, 1998 computation of diluted earnings per share, and the respective weighted average diluted shares, excludes the effect of the Preferred Stock since these securities were anti-dilutive. Had the Preferred Stock not been anti-dilutive, the weighted average diluted shares for the three months ended March 31, 1998 would have been 54.7 million.

9. Long-term Debt

   On March 17, 1999, PXP entered into a five year, $175 million Credit Agreement with a consortium of banks. At March 31, 1999, PXP had outstanding borrowings of $75 million under this facility. In addition, PXP had outstanding borrowings under an existing $200 million credit facility of $200 million and $140 million at March 31, 1999 and December 31, 1998, respectively. The Zweig acquisition was financed through borrowings from these credit facilities. Interest rates on both credit facilities are variable.

   On March 17, 1999, PXP and the banks amended the financial covenant section of its existing $200 million Credit Agreement to be consistent with the terms of the new $175 million Credit Agreement.

               Phoenix Investment Partners, Ltd. and Subsidiaries


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Business Description

Phoenix Investment Partners, Ltd. and subsidiaries (PXP or the Company) provide a variety of financial services to a broad base of institutional, corporate and individual clients.

PXP  currently  operates  two  lines  of  business:   retail  and  institutional
investment management. The retail investment management line of business provides investment management services on a discretionary basis (including administrative services) with products consisting of open-end mutual funds and individually managed accounts. Individually managed accounts are primarily administered through broker-dealer sponsored and distributed wrap programs offered to high net-worth individuals. The institutional investment management line of business provides discretionary and non-discretionary investment management services primarily to corporate entities and multi-employer retirement funds, as well as endowment, insurance and other special purpose funds, including closed-end funds.

The following table summarizes operating revenues, pre-tax income and assets under management by line of business as of, and for the three months ended, March 31, 1999 and 1998:

                                                          Assets Under
                       Revenues        Pre-Tax Income      Management
                    1999      1998     1999      1998     1999     1998
                    ----      ----     ----      ----     ----     ----
                    (in thousands)     (in thousands)      (in millions)
Retail            $40,268   $33,721  $ 8,591   $ 4,620  $24,778   $20,400
Institutional      22,526    18,211    2,287     3,270   33,739    28,904
All other  *          525       525      (95)    1,786
                  -------   -------  -------   -------  -------   -------
Total             $63,319   $52,457  $10,783   $ 9,676  $58,517   $49,304
                  =======   =======  =======   =======  =======   =======

* - All other represents corporate office revenue and expenses, which are not attributed directly to either line of business.

Results of Operations

Assets Under Management

At March 31, 1999, PXP had $58.5 billion of assets under management, an increase of $5.0 billion from December 31, 1998, and $9.2 billion from March 31, 1998. The increase from December 31, 1998 is primarily the result of the acquisition of the New York City-based Zweig Fund Group (Zweig), on March 1, 1999, which increased assets under management by $3.7 billion as of March 31, 1999. The increase from March 31, 1998 is primarily due to positive market performance, as well as the acquisition of Zweig. The pro forma assets under management at March 31, 1998 assumes the Zweig assets had been acquired as of that date. Since the revenues of the Company are substantially earned based upon assets under management, this information is important to an understanding of the business.

                                                    Historical    Pro Forma
                          March 31,   December 31,   March 31,    March 31,
                            1999          1998         1998         1998
                                            (in millions)
Retail:
  Open-end Mutual Funds $    16,658   $   14,407    $   14,085    $  16,787
  Managed Accounts  *         8,120        7,322         6,315        6,315
                        -----------   ----------    ----------    ---------
                             24,778       21,729        20,400       23,102

Institutional:
  Closed-end Funds            4,726        3,505         3,373        4,782
  Institutional Accounts**   20,196       19,468        17,207       17,477
  PHL General Account         8,817        8,785         8,324        8,324
                        -----------   ----------    ----------    ---------
                             33,739       31,758        28,904       30,583
                        -----------   ----------    ----------    ---------

                        $    58,517   $   53,487    $   49,304    $  53,685
                        ===========   ==========    ==========    =========

* Managed Accounts represent assets which are individually managed for retail clients.
** Institutional  Accounts  include 100% of the assets managed by Seneca Capital
   Management.


Three Months Ended March 31, 1999 Compared with Three Months Ended March 31, 1998 - Historical

Revenues  for the three  months  ended  March 31, 1999 of $63.3  million,  which includes $3.2 million for Zweig, increased $10.9 million (21%) from $52.5 million for the same period in 1998. Excluding the effects of Zweig, the Company's revenues for the three months ended March 31, 1999 increased $7.7 million (15%) compared to the same period in 1998. Revenues for the retail and institutional lines of business increased $6.5 million and $4.3 million, respectively.

Investment management fees of $55.0 million for the three months ended March 31, 1999, which includes $2.7 million for Zweig, increased $9.4 million (21%) as compared to $45.7 million for the same period in 1998. Excluding Zweig, management fees earned from the retail line of business, including managed accounts and open-end mutual funds, increased $3.6 million due to a $3.4 billion increase in average assets under management offset, in part, by a decrease in the fee schedule for certain wrap programs. Excluding Zweig, management fees earned from the institutional line of business increased $3.1 million primarily as a result of a $3.6 billion increase in average assets under management. The institutional accounts contributed $2.3 million to the increase in management fees as a result of a $3.1 billion increase in average assets managed. The overall increase in average assets managed in both the retail and institutional lines of business is due to strong investment performance by investment managers both in absolute terms and relative to the strong performance of the market in general.

Mutual funds - ancillary fees, a component of the retail line of business, of $7.3 million for the three months ended March 31, 1999, which includes $.3 million for Zweig, increased $1.2 million (19%) as compared to $6.2 million for the same period in 1998. Administrative fees earned on the Phoenix-Engemann Funds increased $.3 million as a result of an increase in average assets managed. Fund accounting fees earned on open-end mutual funds and Phoenix Home Life Mutual Insurance Company (PHL) sponsored variable products increased $.4 million primarily as a result of an increase in average assets under management and an approved change in the fee structure. This change was implemented in order to reimburse Phoenix Equity Planning Corporation (PEPCO), a wholly-owned subsidiary of PXP, for additional administrative costs related to the out-sourcing of substantially all of PXP's fund accounting operations in the first quarter of 1998.

Other income and fees of $1.0 million for the three months ended March 31, 1999 increased $.3 million (49%) as compared to $.6 million for the same period in 1998, due to fees earned administering the Zweig closed-end funds.

Operating expenses for the three months ended March 31, 1999 of $48.9 million, which includes $2.6 million for Zweig, increased $7.8 million (19%) from $41.2 million for the same period in 1998, of which $3.1 million and $4.5 million related to the retail and institutional lines of business, respectively.

Employment expenses of $26.7 million for the three months ended March 31, 1999, which includes $.8 million for Zweig, increased $3.9 million (17%) as compared to $22.7 million for the same period in 1998. An increase in incentive compensation of $2.8 million resulted from improved sales in both the retail and institutional lines of business, and improved performance by several portfolio managers and research analysts. Compensation expense increased $.3 million in the first quarter of 1999 due to the severance costs related to the elimination of certain sales positions as a result of the Zweig acquisition. A decrease of $.3 million resulted from the out-sourcing of substantially all of PXP's fund accounting operations in the first quarter of 1998. Annual salary adjustments increased compensation by $.5 million, partially offset by a reduction in staff levels in 1998 particularly in the investment portfolio and sales areas.

Other operating expenses of $14.5 million for the three months ended March 31, 1999, which includes $1.0 million for Zweig, increased $2.8 million (24%) as compared to $11.7 million for the same period in 1998. Payments to a third party administrator, relating to the out-sourcing of substantially all of PXP's fund accounting operations in the first quarter of 1998, increased other operating expenses in the retail line of business by $1.6 million. Additional administrative costs incurred on behalf of the Phoenix-Engemann and Phoenix-Seneca Funds (Funds), which were recovered by administrative fees earned on the Funds, increased other operating expenses by $.3 million. Restructuring charges of $.2 million in 1998 were the result of the Company's decision to out-source substantially all of its fund accounting operations effective in the first quarter of 1998. No such charges were incurred for the three months ended March 31, 1999.

Depreciation and amortization of leasehold improvements of $.9 million for the three months ended March 31, 1999, which includes $.1 million for Zweig, remained relatively constant from $.9 million for the same period in 1998.

Amortization of goodwill and intangible assets of $6.3 million for the three months ended March 31, 1999 increased $.8 million (15%) as compared to $5.5 million for the same period in 1998 as a result of the amortization of the intangible assets and goodwill identified in the preliminary purchase price allocation of Zweig.

Amortization of deferred commissions, a component of the retail line of business, of $.6 million for the three months ended March 31, 1999 increased $.2 million (66%) as compared to $.3 million for the same period in 1998 due to increased redemptions of B share mutual funds. Pasadena Capital Corporation's deferred commissions asset established prior to February 1, 1998 continues to be amortized.

Operating income of $14.4 million for the three months ended March 31, 1999 increased $3.1 million (27%) as compared to $11.3 million for the same period in 1998 as a result of the changes discussed above.

Equity in earnings of unconsolidated affiliates of $.2 million for the three months ended March 31, 1999 decreased $.8 million (82%) as compared to $.9 million for the same period in 1998. PXP sold its investment in Beutel, Goodman & Company, Ltd. (BG) in the fourth quarter of 1998. PXP's share of BG's income in the first quarter of 1998 was $.9 million.

Other income - net of $45 thousand for the three months ended March 31, 1999 decreased $.5 million (91%) as compared to $.5 million for the same period in 1998. An increase in losses on marketable securities decreased other income by $.2 million, with the remaining decrease being the result of other less significant changes.

Interest expense - net of $3.1 million for the three months ended March 31, 1999 increased $.5 million (20%) as compared to $2.6 million for the same period in 1998. The exchange of PXP's preferred stock for convertible subordinated debentures in April 1998 resulted in additional interest expense of $1.1 million in the first quarter of 1999, while eliminating PXP's preferred stock dividend. An increase of $.7 million is due to additional interest charges resulting from the financing of the Zweig acquisition. A decrease of $.9 million is due to a lower average outstanding principal balance on its credit facilities and a decrease in the average interest rate in the first quarter of 1999 compared to the same period in 1998. Other interest and dividend income decreased $.3 million.

Income to minority interest of $.7 million and $.5 million for the three months ended March 31, 1999 and 1998, respectively, represents the minority shareholders' interest in the equity earnings of Seneca, which is fully consolidated in the Company's financial statements.

Net income for the three months ended March 31, 1999 of $6.0 million reflects an increase of $.6 million (11%) from the $5.4 million for the first quarter of 1998, resulting from the increased income and expenses discussed above. The effective tax rate of 44% for the three months ended March 31, 1999 remained unchanged relative to the same period in 1998.


Three Months Ended March 31, 1999 Compared with Three Months Ended March 31, 1998 - Pro Forma
(see Note 4)

Except for the items noted below, the pro forma variances for March 31, 1999 compared to March 31, 1998 are substantially the same as historical.

Investment management fees - pro forma of $60.5 million for the three months ended March 31, 1999 increased $6.1 million (10%) from $54.5 million for the same period in 1998. In addition to the historical variances noted above, Zweig investment management fees decreased $.6 million due to a $.6 billion decrease in assets under management representing the net impact of performance and net asset outflows.

Net income - pro forma of $6.0 million for the three months ended March 31, 1999 reflects an increase of $.4 million (6%)as compared to $5.7 million for the same period in 1998, resulting from the effects of the increased income and expenses discussed above. The effective tax rate decreased to 44% for the three months ended March 31, 1999 from 45% for the same period in 1998.

Liquidity and Capital Resources

The Company's business is not considered to be capital intensive. Working capital requirements for the Company have historically been provided by operating cash flow. It is expected that such cash flows will continue to serve as the principal source of working capital for the Company for the near future.

The Company's current capital structure, as of April 30, 1999, includes 43.9 million shares of common stock and $76.4 million of 6% Convertible Subordinated Debentures with a principal value of $25.00 per debenture. The current dividend rate on common stock is $.06 per share per quarter. If the dividend rate remains constant for 1999, the total annual dividend on common stock would be approximately $10.5 million based upon shares outstanding at April 30, 1999. The total annual interest expense on the debentures based upon debentures outstanding at April 30, 1999, at an interest rate of 6%, would be $4.6 million.

The Company has two five-year credit facilities, totaling $375 million, with no required principal repayments prior to maturity ($200 million matures in August 2002 and $175 million matures in March 2004). The outstanding obligations under the credit facilities at March 31, 1999 were $275 million with an interest rate of approximately 5.4%. The credit agreements contain financial and operating covenants including, among other provisions, requirements that the Company maintain certain financial ratios and satisfy certain financial tests, restrictions on the ability to incur indebtedness, and limitations on the amount of the Company's capital expenditures. At March 31, 1999, the Company was in compliance with all covenants contained in the credit agreements. The Company believes that funds from operations and amounts available under the credit facility will provide adequate liquidity for the foreseeable future.

Management considers the liquidity of the Company to be adequate to meet present and anticipated needs.

Market Risk

The Company is exposed to the impact of interest rate changes and changes in the market value of its investments and assets managed. The Company does not have any derivative investments and, as of the fourth quarter of 1998, is no longer exposed to foreign currency fluctuations.

The Company's exposure to changes in interest rates is limited to borrowings under two five-year credit agreements, which have variable interest rates. The average interest rate on the credit agreements in the first quarter of 1999 and for all of 1998 was approximately 5.4% and 6.0%, respectively. In addition, the Company has subordinated debentures bearing interest at 6%. At March 31, 1999, the Company estimated that the fair value of the subordinated debentures approximated market value.

The Company invests excess cash in marketable securities, which consist of mutual fund investments, of which the Company is the advisor, and U.S. Government obligations. The fair value of these investments approximated market value at March 31, 1999.

The Company's revenues are largely driven by the market value of its assets under management and is therefore exposed to fluctuations in market prices. Management fees earned on managed accounts and certain institutional accounts (approximately 43% of total assets under management), for any given quarter, are based on the market value of the portfolio on the last day of the preceding quarter. Any significant increase or decline in the market value of assets managed on the last day of a quarter would result in a corresponding increase or decline in revenues for the following three months.

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

Based upon Company assessments, it has been determined that the Company will be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will be mitigated. It is anticipated that such modifications and conversions will be completed on a timely basis. The failure of computer programs to recognize the year 2000 could have a negative impact on, but is not limited to, the handling of securities trades, the pricing of securities and the servicing of client accounts. If such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue would have a material impact on the operations of the Company. As such, the Company has created a Year 2000 Project Office to address the Year 2000 Issue. The assessment and inventory phases of the project have been completed. The remediation phase is virtually complete and the testing and contingency planning phases are in process.

The Company has initiated formal communications with all of its software vendors, service providers and information providers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The Company's total Year 2000 project cost and estimate to complete include the estimated costs and time associated with the impact of a third party's Year 2000 Issue, and are based on presently available information. However, if the systems of other companies on which the Company's systems rely are not converted in a timely fashion, or are not converted at all, or are converted in a manner that is incompatible with the Company's systems, the Company's operations and financial results could be adversely affected.

The Company is utilizing internal resources to reprogram, or replace, and test the software for Year 2000 modifications. Certain systems are already in the process of being converted due to previous Company initiatives. The Company has substantially completed the remediation phase of the Year 2000 project and expects to complete this work by June 30, 1999. The Company expects to be substantially complete with the testing phase of the Year 2000 project by June 30, 1999 with the remainder scheduled to be done in the third quarter of 1999. The testing of the contingency plans will occur in the third quarter of 1999 where appropriate. The total cost of the Year 2000 project is estimated at $5.3 million and is being funded through operating cash flows, which are being expensed as incurred. To date, the Company has incurred approximately $3.3 million related to the assessment of its Year 2000 project, the development of a Year 2000 plan, remediation, testing, and contingency planning. The total cost to the Company to become Year 2000 compliant is not expected to have a material impact on the Company's results of operations.

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

Cautionary Statement under Section 21E of the Securities Exchange Act of 1934

This quarterly report contains forward-looking statements that involve risks and uncertainties, including, but not limited to, the following: The Company's performance is highly dependent on the amount of assets under management, which may decrease for a variety of reasons including changes in interest rates and adverse economic conditions; the Company's performance is very sensitive to changes in interest rates, which may increase from current levels; the Company's performance is affected by the demand for and the market acceptance of the Company's products and services; the Company's business is extremely competitive with several competitors being substantially larger than the Company; and the Company's performance may be impacted by changes in the performance of financial markets and general economic conditions. The costs involved to complete the Year 2000 modifications are based on management's best estimates, which were derived based upon assumptions relative to future events including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. The potential problems related to the Year 2000 Issue could affect the ability to provide advisory services for the Company's products. Accordingly, actual results may differ materially from those set forth in the forward-looking statements. Attention is also directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.

PART II. Other Information

 Item 1. Legal Proceedings

         With regard to the litigation between PXP and Gigatek Memory Systems, Inc., as outlined in PXP's 1998 Annual Report on Form 10-K, in April 1999 the court transferred the case to its docket for complex cases.
         No new trial date has been set.


 Item 4. Submission of Matters to a Vote of Security Holders

         No items submitted.

 Item 6. Exhibits and Reports on Form 8-K

     (a) The following documents are filed as part of these reports:

     4(v)First  Amendment  dated as of March  17,  1999,   amending  the  Credit
         Agreement dated as of August 14, 1997 among the Registrant, various financial institutions, Bank of America National Trust and Savings Association as Syndication Agent and Documentation Agent, and The Bank of New York as Administrative Agent.

     4(w)Credit Agreement dated as of March 17, 1999 among the Registrant, various financial institutions, Bank of America National Trust and Savings Association as Administrative Agent, Deutsche Bank AG, New York Branch as Syndication Agent, and The Bank of New York as Documentation Agent.

     (b) Exhibits and Reports on Form 8-K.

         A Current Report on Form 8-K, with Exhibits, was filed on March 15, 1999 describing the acquisitions of Zweig/Glaser Advisers, Euclid Advisors LLC, Zweig Advisors Inc., Zweig Total Return Advisors, Inc., and Zweig Securities Corp. (collectively, the Zweig Fund Group).

         A Current Report on Form 8-K/A was filed on May 14, 1999, which incorporated combined historical financial statements for the Zweig Fund Group and pro forma financial statements for the Zweig Fund Group acquisition.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Phoenix Investment Partners, Ltd.




May 14, 1999                        /s/ Philip R. McLoughlin
                                    ------------------------------
                                    Philip R. McLoughlin, Chairman and
                                    Chief Executive Officer


May 14, 1999                        /s/ William R. Moyer
                                    ------------------------------
                                    William R. Moyer, Chief Financial Officer

51135317     99512352

                                                                            4(v)

                                 FIRST AMENDMENT


      THIS FIRST AMENDMENT dated as of March 17, 1999 (this "First Amendment") amends the Credit Agreement dated as of August 14, 1997 (the "Credit Agreement") among PHOENIX INVESTMENT PARTNERS, LTD. (formerly known as Phoenix Duff & Phelps Corporation, the "Company"), PHOENIX HOME LIFE MUTUAL INSURANCE COMPANY (the "Guarantor"), various financial institutions, Bank of America National Trust and Savings Association, as Syndication Agent and Documentation Agent, and The Bank of New York, as Administrative Agent. Terms defined in the Credit Agreement are, unless otherwise defined herein or the context otherwise requires, used herein as defined therein.

      WHEREAS, the Company, the Guarantor, the Banks and the Administrative Agent desire to amend the Credit Agreement as hereinafter set forth;

      NOW, THEREFORE, the parties hereto agree as follows:

SECTION 1 Amendments. Effective on (and subject to the occurrence of) the First Amendment Effective Date (as defined below), the Credit Agreement shall be amended in accordance with Sections 1.1 through 1.13 below:

SECTION 1.1 Amendment to Definition of Eligible Assignee. The definition of "Eligible Assignee" in Section 1.1 is amended by adding the following clause
(iv) immediately before the period at the end thereof:

      "; and (iv) any other Person agreed to by the Company and the Administrative Agent".

SECTION 1.2 Amendment to Definition of S&P Rating. The definition of "S&P Rating" in Section 1.1 is amended by deleting the words "Insurer Claims Paying Ability" therein and substituting the words "Insurer Financial Strength Rating" therefor.

SECTION 1.3 Amendment to Section 5.5. Section 5.5 is amended by (a) adding the words "Company or the" immediately prior to the first reference to "Guarantor" therein, (b) deleting the word "or" at the end of clause (a) therein, (c) deleting the period at the end of clause (b) and substituting "; or" therefore and (d) adding the following new subsection (c):

            "(c) seeks damages in an amount reasonably expected to have a Material Adverse Effect."

SECTION 1.4 Addition of Representations  and Warranties.  The following Sections
5.21 and Section 5.22 are added to the end of Article 5:

51135317     99512352


            "5.21 Compliance. The Guarantor and each of its Subsidiaries is in compliance with all applicable laws and regulations, all applicable ordinances, decrees, requirements, orders and judgments of, and all of the terms of any applicable licenses and permits issued by, any governmental body, agency or official, and all agreements and instruments to which it may be subject or any of its properties may be bound, in each case where the violation thereof may have a Material Adverse Effect.

            5.22 Year 2000 Problem. The Guarantor and the Company and each of their respective Subsidiaries have reviewed the areas within their business and operations which could be adversely affected by, and have developed or are developing a program to address on a timely basis, the "Year 2000 Problem" (that is, the risk that computer applications used by the Guarantor and the Company and each of their respective Subsidiaries may be unable to recognize and perform properly date-sensitive functions involving certain dates prior to and any date after December 31, 1999). Based on such review and program, the Guarantor and the Company reasonably believe that the "Year 2000 Problem" will not have a Material Adverse Effect."

SECTION 1.5 Amendment to Section 6.2(c). Section 6.2(c) is amended by deleting the words "Guarantor's Claims Paying Rating" therein and substituting the words "Guarantor's Financial Strength Rating" therefor.

SECTION 1.6 Amendment to Section 7.4. Section 7.4 is amended by (a) deleting the word "and" at the end of subsection (c) thereof, (b) changing subsection "(d)" therein to subsection "(e)", and (c) adding the following new subsection (d):

            "(d) Indebtedness of the Company in connection with the Credit Agreement dated as of March 17, 1999 among the Company, the Guarantor, various financial institutions, BofA, as Administrative Agent, Deutsche Bank AG, New York Branch, as Syndication Agent, and BNY, as Documentation Agent; and".

SECTION 1.7 Amendment to Section 7.7(c). Section 7.7(c) is amended by deleting the reference to "Section 7.4(d)" therein and substituting "Section 7.4(e)" therefor.

SECTION 1.8 Amendment to Section 7.8. Section 7.8 is amended by deleting the amount "$10,000,000" therein and substituting the words "10% of the Company's net worth (at the time of the proposed Joint Venture)" therefor.

SECTION 1.9 Amendment to Section 8.1. Section 8.1 is amended by (a) deleting the amount "$825,000,000" therein and substituting the amount "$900,000,000" therefor and (b) deleting the date "September 30, 1997" therein and substituting the date "March 31, 1999" therefor.

SECTION 1.10 Amendment to Section 8.2. Section 8.2 is amended by deleting the amount "5.5%" therein and substituting the amount "7.0%" therefor.

SECTION 1.11 Amendment to Section 9.1. Section 9.1 is amended by (a) deleting the amount "$165,000,000" therein and substituting the amount "$185,000,000" therefor and (b) deleting the date "September 30, 1997" therein and substituting the date "March 31, 1999" therefor.

SECTION 1.12 Amendment to Section 9.3. Section 9.3 is amended and restated in its entirety to read as follows:

            "9.3 Total Debt to Capital Ratio. The Company shall maintain a Total Debt to Capital Ratio of not in excess of the following percentages at any time during the following periods:

                  Percentage        Periods

                  60.0%             March 17, 1999 through March 31, 2000

                  57.5%             April 1, 2000 through March 31, 2001

                  52.5%             April 1, 2001 and thereafter"

SECTION 1.13 Amendment to Section 9.4. Section 9.4 is amended and restated in its entirety to read as follows:

            "9.4 Senior Debt to EBITDA Ratio. The Company shall maintain a Senior Debt to EBITDA Ratio of not in excess of the following amounts during the following periods:

                  Amount            Period

                  3.0 to 1          March 17, 1999 through March 31, 2000

                  2.5 to 1          April 1, 2000 through March 31, 2001

                  2.0 to 1          April 1, 2001 and thereafter"

SECTION 2 Representations and Warranties. Each of the Company and the Guarantor represents and warrants to the Administrative Agent and the Banks that (a) each representation and warranty set forth in Section 5 of the Credit Agreement is true and correct as of the date of the execution and delivery of this First
Amendment by the Company and the Guarantor (and assuming the effectiveness hereof), with the same effect as if made on such date (except to the extent such representations and warranties expressly refer to an earlier date, in which case they shall be true and correct as of such earlier date); (b) the execution and delivery by the Company and the Guarantor of this First Amendment, and the performance by each of the Company and the Guarantor of its obligations under the Credit Agreement as amended hereby (as so amended, the "Amended Credit Agreement"), (i) are within the corporate powers of the Company and the Guarantor, (ii) have been duly authorized by all necessary corporate action on the part of the Company and the Guarantor, (iii) have received all necessary governmental and regulatory approval and (iv) do not and will not contravene or conflict with, or result in or require the creation or imposition of any lien under, any provision of law or of the charter or by-laws of the Guarantor or any of its Subsidiaries or of any agreement, instrument, order or decree which is binding upon the Guarantor or any of its Subsidiaries; and (c) the Amended Credit Agreement is, and when executed and delivered will be, the legal, valid and binding obligation of each of the Company and the Guarantor, enforceable against the Company and the Guarantor in accordance with its terms, except as enforceability may be limited by bankruptcy, insolvency or other similar laws of general application affecting the enforcement of creditors' rights or by general principles of equity limiting the availability of equitable remedies.

SECTION 3 Effectiveness. The amendments set forth in Section 1 above shall become effective on the date (the "First Amendment Effective Date") when the Administrative Agent shall have received each of the following documents, each in form and substance satisfactory to the Administrative Agent:

(a) counterparts of this First Amendment executed by the Company, the Guarantor, the Majority Banks and the Administrative Agent (it being understood that the Administrative Agent may conclusively rely on any counterpart signature hereof received by facsimile); and

(b) such other documents as the Administrative Agent may reasonably request.

SECTION 4   Miscellaneous.

SECTION 4.1 Continuing Effectiveness, etc. As herein amended, the Credit Agreement shall remain in full force and effect and is hereby ratified and confirmed in all respects. After the First Amendment Effective Date, all references in the Credit Agreement and the other Loan Documents to "Credit Agreement" or similar terms shall refer to the Amended Credit Agreement.

SECTION 4.2 Counterparts. This First Amendment may be executed in any number of counterparts and by the different parties on separate counterparts, and each such counterpart shall be deemed to be an original but all such counterparts shall together constitute one and the same First Amendment.

SECTION 4.3 Governing Law. This First Amendment shall be a contract made under and governed by the laws of the State of New York applicable to contracts made and to be performed entirely within such State.

SECTION 4.4 Successors and Assigns. This First Amendment shall be binding upon the Company, the Guarantor, the Banks and the Agents and their respective successors and assigns, and shall inure to the benefit of the Company, the Guarantor, the Banks and the Agents and the respective successors and assigns of the Company, the Guarantor, the Banks and the Agents.

Delivered at Chicago, Illinois, as of the day and year first above written.


                                    PHOENIX INVESTMENT PARTNERS, LTD.


                                    By:                /s/ William R. Moyer
                                    Title:              Senior V.P. and CFO

Delivered at Chicago, Illinois, as of the day and year first above written.


                                    PHOENIX HOME LIFE MUTUAL INSURANCE
                                     COMPANY

                                    By:             /s/ Raymond E. Cummings
                                    Title:                        Treasurer

Delivered at Chicago, Illinois, as of the day and year first above written.


                                    BANK OF AMERICA NATIONAL TRUST
                                    AND SAVINGS ASSOCIATION, as
                                    Syndication Agent and Documentation Agent

                                    By:           /s/ Elizabeth W.F. Bishop
                                    Title:                   Vice President

Delivered at Chicago, Illinois, as of the day and year first above written.


                                    BANK OF AMERICA NATIONAL TRUST
                                    AND SAVINGS ASSOCIATION, as a Bank

                                    By:           /s/ Elizabeth W.F. Bishop
                                    Title:                   Vice President

Delivered at Chicago, Illinois, as of the day and year first above written.


                                    THE BANK OF NEW YORK, as
                                    Administrative Agent

                                    By:              /s/ Scott H. Buitekant
                                    Title:                   Vice President

Delivered at Chicago, Illinois, as of the day and year first above written.


                                    THE BANK OF NEW YORK, as a Bank


                                    By:              /s/ Scott H. Buitekant
                                    Title:                   Vice President

Delivered at Chicago, Illinois, as of the day and year first above written.


                                    FLEET NATIONAL BANK, as a Bank


                                    By:            /s/ Elizabeth B. Shelley
                                    Title:                   Vice President

Delivered at Chicago, Illinois, as of the day and year first above written.


                                    BANK OF MONTREAL, as a Bank


                                    By:                 /s/ Bruce A. Pietka
                                    Title:                         Director

Delivered at Chicago, Illinois, as of the day and year first above written.


                                    SUNTRUST BANK, ATLANTA as a Bank


                                    By:              /s/ Jennifer Harrelson
                                    Title:                   Vice President

                                    By:             /s/ John O. Fields, Jr.
                                    Title:                   Vice President

Delivered at Chicago, Illinois, as of the day and year first above written.


                                    STATE STREET BANK AND TRUST
                                    COMPANY, as a Bank


                                    By:              /s/ Edward M. Anderson
                                    Title:                   Vice President

Delivered at Chicago, Illinois, as of the day and year first above written.


                             DEUTSCHE BANK AG, NEW YORK BRANCH AND/OR
                         CAYMAN ISLAND BRANCH, as a Bank


                             By:                     /s/ George Korchowsky
                             Title:                         Vice President

                             By:                            /s/ Ruth Leung
                             Title:                               Director

51135219      99512352

                                                                            4(w)



                               CREDIT AGREEMENT

                          Dated as of March 17, 1999

                                      among

                      PHOENIX INVESTMENT PARTNERS, LTD.,
                  PHOENIX HOME LIFE MUTUAL INSURANCE COMPANY,



                        BANK OF AMERICA NATIONAL TRUST
                           AND SAVINGS ASSOCIATION,
                           as Administrative Agent,


                               DEUTSCHE BANK AG
                              as Syndication Agent,

                              THE BANK OF NEW YORK,
                             as Documentation Agent,


                 THE OTHER FINANCIAL INSTITUTIONS PARTY HERETO


                                       and


                    NATIONSBANC MONTGOMERY SECURITIES LLC,
                   as Sole Lead Arranger and Sole Book Manager

51135219      99512352

                                TABLE OF CONTENTS
Section                                                                   Page
||
ARTICLE I  DEFINITIONS.......................................................1
         1.1     Certain Defined Terms.......................................1
         1.2     Other Interpretive Provisions..............................18
         1.3     Accounting Principles......................................19

ARTICLE II  THE CREDITS.....................................................20
         2.1     Amounts and Terms of Commitments...........................20
         2.2     Loan Accounts..............................................20
         2.3     Procedure for Borrowing....................................20
         2.4     Conversion and Continuation Elections......................21
         2.5     Voluntary Termination or Reduction of
                 Commitments................................................22
         2.6     Optional Prepayments.......................................23
         2.7     Mandatory Prepayments of Loans; Mandatory
                 Commitment Reductions......................................23
         2.8     Repayment..................................................23
         2.9     Interest...................................................23
         2.10    Fees.......................................................24
                 (a)    Arrangement, Agency Fees............................24
                 (b)    Facility Fee........................................24
                 (c)    Closing Fee.........................................25
         2.11    Computation of Fees and Interest...........................25
         2.12    Payments by the Company....................................25
         2.13    Payments by the Banks to the Administrative
                 Agent......................................................26
         2.14    Sharing of Payments, Etc...................................26

ARTICLE III  TAXES, YIELD PROTECTION AND ILLEGALITY.........................27
         3.1     Taxes......................................................27
         3.2     Illegality.................................................29
         3.3     Increased Costs and Reduction of Return....................29
         3.4     Funding Losses.............................................30
         3.5     Inability to Determine Rates...............................31
         3.6     Certificates of Banks......................................31
         3.7     Survival...................................................31

ARTICLE IV  CONDITIONS PRECEDENT............................................31
         4.1     Conditions of Initial Loans................................32
                 (i)    Credit Agreement....................................32
                 (ii)   Notes...............................................32
                 (iii)  Resolutions; Incumbency.............................32
                 (iv)   Organization Documents; Good Standing...............32
                 (v)    Legal Opinions......................................32
                 (vi)   Payment of Fees.....................................33
                 (vii)  Certificate.........................................33
                 (viii)Other Documents......................................33
         4.2     Conditions to All Borrowings...............................33
                 (a)    Notice of Borrowing.................................34
                 (b)    Continuation of Representations and Warranties......34
                 (c)    No Existing Default.................................34

ARTICLE V  REPRESENTATIONS AND WARRANTIES...................................34
         5.1     Corporate Existence and Power..............................34
         5.2     Corporate Authorization; No Contravention..................34
         5.3     Governmental Authorization.................................35
         5.4     Binding Effect.............................................35
         5.5     Litigation.................................................35
         5.6     Contractual Obligation.....................................36
         5.7     ERISA Compliance...........................................36
         5.8     Use of Proceeds; Margin Regulations........................36
         5.9     Title to Properties........................................36
         5.10    Taxes......................................................37
         5.11    Financial Condition........................................37
         5.12    Environmental Matters......................................38
         5.13    Regulated Entities.........................................38
         5.14    No Burdensome Restrictions.................................38
         5.15    Copyrights, Patents, Trademarks and
                 Licenses, etc..............................................38
         5.16    Subsidiaries...............................................39
         5.17    Insurance..................................................39
         5.18    Full Disclosure............................................39
         5.19    Zweig Acquisition Agreement................................39
         5.20    Compliance.................................................40
         5.21    Year 2000 Problem..........................................40

ARTICLE VI  AFFIRMATIVE COVENANTS...........................................40
         6.1     Financial Statements.......................................40
         6.2     Certificates; Other Information............................41
         6.3     Notices....................................................42
         6.4     Preservation of Corporate Existence, Etc...................43
         6.5     Maintenance of Property....................................43
         6.6     Insurance..................................................43
         6.7     Payment of Obligations.....................................44
         6.8     Compliance with Laws.......................................44
         6.9     Compliance with ERISA......................................44
         6.10    Inspection of Property and Books and Records...............44
         6.11    Environmental Laws.........................................45
         6.12    Use of Proceeds............................................45

ARTICLE VII  NEGATIVE COVENANTS.............................................45
         7.1     Limitation on Liens........................................45
         7.2     Mergers, Consolidations and Sales of Assets................46
         7.3     Loans and Investments......................................47
         7.4     Limitation on Indebtedness.................................47
         7.5     Transactions with Affiliates...............................48
         7.6     Use of Proceeds............................................48
         7.7     Contingent Obligations.....................................48
         7.8     Joint Ventures.............................................48
         7.9     Lease Obligations..........................................48
         7.10    Restricted Payments........................................49
         7.11    ERISA......................................................49
         7.12    Change in Business.........................................49
         7.13    Accounting Changes.........................................49
         7.14    Pari Passu.................................................49
         7.15    Phoenix....................................................50
         7.16    Subordinated Debt and Preferred Stock......................50
         7.17    Capital Expenditures.......................................50

ARTICLE VIII  GUARANTOR'S FINANCIAL COVENANTS...............................50
         8.1     Guarantor's Minimum Total SAP Adjusted
                 Capital....................................................50
         8.2     Invested Assets............................................50
         8.3     NAIC Ratings...............................................50
         8.4     Real Estate................................................50
         8.5     Risk Based Capital.........................................50
         8.6     NonPerforming Real Estate..................................50
         8.7     Indebtedness to Capital....................................51

ARTICLE IX  COMPANY'S FINANCIAL COVENANTS...................................51
         9.1     Shareholders' Equity.......................................51
         9.2     EBITDA to Interest Ratio...................................51
         9.3     Total Debt to Capital Ratio................................51
         9.4     Senior Debt to EBITDA Ratio................................51

ARTICLE X GUARANTY..........................................................52
         10.1    Guaranty...................................................52
         10.2    Guaranty Unconditional.....................................52
         10.3    Discharge only upon Payment in Full;
                 Reinstatement in Certain Circumstances.....................53
         10.4    Waiver by the Guarantor....................................53
         10.5    Subrogation................................................53
         10.6    Stay of Acceleration.......................................53

ARTICLE XI  EVENTS OF DEFAULT...............................................53
         11.1    Event of Default...........................................53
                 (a)    NonPayment..........................................53
                 (b)    Representation or Warranty..........................53
                 (c)    Specific Defaults...................................54
                 (d)    Other Defaults......................................54
                 (e)    CrossDefault........................................54
                 (f)    Insolvency; Voluntary Proceedings...................54
                 (g)    Involuntary Proceedings.............................54
                 (h)    ERISA...............................................55
                 (i)    Monetary Judgments..................................55
                 (j)    NonMonetary Judgments...............................55
                 (k)    Change of Control...................................55
                 (l)    Loss of Licenses....................................55
         11.2    Remedies...................................................56
         11.3    Rights Not Exclusive.......................................56

ARTICLE XII  THE ADMINISTRATIVE AGENT.......................................56
         12.1    Appointment................................................56
         12.2    Delegation of Duties.......................................57
         12.3    Exculpatory Provisions.....................................57
         12.4    Reliance by Administrative Agent...........................57
         12.5    Notice of Default..........................................58
         12.6    NonReliance on Administrative Agent and Other Banks........58
         12.7    Indemnification............................................59
         12.8    Administrative Agent in Its Individual Capacity............60
         12.9    Successor Administrative Agent.............................60
         12.10   Syndication Agent and Documentation Agent..................61

ARTICLE XIII  MISCELLANEOUS.................................................61
         13.1    Amendments and Waivers.....................................61
         13.2    Notices....................................................62
         13.3    No Waiver; Cumulative Remedies.............................63
         13.4    Costs and Expenses.........................................63
         13.5    Indemnity..................................................63
         13.6    Payments Set Aside.........................................64
         13.7    Successors and Assigns.....................................64
         13.8    Assignments, Participations, etc...........................64
         13.9    Confidentiality............................................66
         13.10   Setoff.....................................................67
         13.11   Automatic Debits of Fees...................................67
         13.12   Notification of Addresses, Lending
                 Offices, Etc...............................................68
         13.13   Counterparts...............................................68
         13.14   Severability...............................................68
         13.15   No Third Parties Benefited.................................68
         13.16   Governing Law and Jurisdiction.............................68
         13.17   Waiver of Jury Trial.......................................68
         13.18   Entire Agreement...........................................69
schedules

Schedule 1.1         Pricing Schedule
Schedule 2.1         Commitments
Schedule 5.5         Litigation
Schedule 5.7         ERISA
Schedule 5.11        Permitted Liabilities
Schedule 5.12        Environmental Matters
Schedule 5.16        Subsidiaries and Minority Interests
Schedule 5.17        Insurance Matters
Schedule 7.1         Permitted Liens
Schedule 7.4         Permitted Indebtedness
Schedule 7.7         Contingent Obligations
Schedule 13.2        Lending Offices; Addresses for Notices

EXHIBITS

Exhibit A            Form of Notice of Borrowing
Exhibit B            Form of Notice of Conversion/Continuation
Exhibit C            Form of Compliance Certificate
Exhibit D-1          Form of Legal Opinion of Company's Counsel
Exhibit D-2          Form of Legal Opinion of Guarantor's Counsel
Exhibit E            Form of Assignment and Acceptance
Exhibit F            Form of Promissory Note

51135219      99512352

                               CREDIT AGREEMENT


      This CREDIT AGREEMENT is entered into as of March 17,1999, among Phoenix Investment Partners, Ltd., a Delaware corporation (the "Company"), Phoenix Home Life Mutual Insurance Company, a New York domiciled mutual insurance company (the "Guarantor"), the several financial institutions from time to time party to this Agreement (collectively, the "Banks"; individually, a "Bank") and Bank of America National Trust and Savings Association, as Administrative Agent for the Banks, Deutsche Bank AG, as Syndication Agent for the Banks and The Bank of New York, as Documentation Agent for the Banks.

      WHEREAS, the Banks have agreed to make available to the Company a revolving credit facility guaranteed by the Guarantor upon the terms and conditions set forth in this Agreement;

      NOW, THEREFORE, in consideration of the mutual agreements, provisions and covenants contained herein, the parties agree as follows:


                                    ARTICLE I

                                   DEFINITIONS

      1.1  Certain Defined.  The following terms have the following meanings:

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

            "Administrative Agent" means BofA, in its capacity as administrative agent for the Banks hereunder, and any successor administrative agent arising under Section 12.9.

            "Administrative Agent's Payment Office" means the address for payments set forth on the signature page hereto in relation to the Administrative Agent, or such other address as the Administrative Agent may from time to time specify.

51135219      99512352
                                       -5-

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

            "Agent-Related Persons" means BofA, BNY, Deutsche and any successor Administrative Agent arising under Section 12.9, together with their respective Affiliates (including, in the case of BofA, the Arranger), and the officers, directors, employees, agents and attorneys-in-fact of such Persons and Affiliates.

            "Agents" mean the Administrative Agent, Deutsche, as Syndication Agent, and BNY, as Documentation Agent.

            "Agreement" means this Credit Agreement.

            "Annual Statement" means the annual financial statement of any insurance company as required to be filed with the Department, together with all exhibits or schedules filed therewith, prepared in conformity with SAP. References to amounts on particular exhibits, schedules, lines, pages and columns on such Annual Statements are based on the formats promulgated by the NAIC for 1997 Annual Statements for the applicable type of insurance company. If such format is changed in future years so that different information is contained in such items or they no longer exist, it is understood that the reference is to information consistent with that recorded in the referenced item in the 1997 Annual Statement of the insurance company.

            "Applicable Fee Rate" means, at any time, the rate per annum determined in accordance with Schedule 1.1.

            "Applicable Margin" means, at any time, with respect to Eurodollar Rate Loans, the rate per annum determined in accordance with Schedule 1.1.

            "Assignee" has the meaning specified in subsection 13.8(a).

            "Attorney Costs" means and includes all fees and disbursements of any law firm or other external counsel, the non-duplicative allocated cost of internal legal services and all disbursements of internal counsel.

            "Bank" has the meaning specified in the introductory clause hereto.

            "Bankruptcy Code" means the Federal Bankruptcy Reform Act of 1978 (11 U.S.C. ss.101, et seq.).

            "Base Rate" means, for any day, a rate per annum equal to the higher of: (a) 0.50% per annum above the Federal Funds Rate in effect on such date; and (b) the BofA Rate in effect on such day.

            Any change in the BofA Rate shall take effect at the opening of business on the day specified in the public announcement of such change.

            "Base Rate Loan" means a Loan that bears interest based on the Base Rate.

            "BNY" means The Bank of New York, a New York banking corporation.

            "BofA" means Bank of America National Trust and Savings Association, a national banking association.

            "BofA Rate" means a rate of interest per annum equal to the rate of interest publicly announced in San Francisco, California by BofA from time to time as its "reference rate". (The "reference rate" is a rate set by BofA based upon various factors including BofA's costs and desired return, general economic conditions and other factors, and is used as a reference point for pricing some loans, which may be priced at, above, or below such announced rate.)

            "Borrowing" means a borrowing hereunder consisting of Loans of the same Type made to the Company on the same day by the Banks under Article II, and, other than in the case of Base Rate Loans, having the same Interest Period.

            "Borrowing  Date" means any date on which a Borrowing  occurs  under
      Section 2.3.

            "Business Day" means any day other than a Saturday, Sunday or other day on which commercial banks in New York City or Chicago are authorized or required by law to close and, if the applicable Business Day relates to any Eurodollar Rate Loan, means such a day on which dealings are carried on in the applicable Eurodollar dollar interbank market.

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

            (b) the failure of the Guarantor to own either directly or indirectly, free and clear of all Liens or other encumbrances, at least 51% of the outstanding shares of the voting stock and of the capital stock of the Company on a fully diluted basis.

            "Closing Date" means the date on which all conditions precedent set forth in Section 4.1 are satisfied or waived by all Banks (or, in the case of subsection 4.1(a)(vi), waived by the Person entitled to receive such payment).

            "Code" means the Internal Revenue Code of 1986, and regulations promulgated thereunder.

            "Commitment",  as to each Bank, has the meaning specified in Section
      2.1. As of the date of this Agreement, the amount of the combined Commitments of all Banks is $175,000,000.

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

            "Conversion/Continuation  Date"  means  any  date  on  which,  under
      Section 2.4, the Company (a) converts Loans of one Type to another Type, or (b) continues as Eurodollar Rate Loans, but with a new Interest Period, Eurodollar Rate Loans having Interest Periods expiring on such date.

            "Default" means any event or circumstance which, with the giving of notice, the lapse of time, or both, would (if not cured or otherwise remedied during such time) constitute an Event of Default.

            "Department" means the applicable Governmental Authority of the state of domicile of an insurance company responsible for the regulation of said insurance company.

            "Deutsche" means Deutsche Bank Securities, Inc.

            "Dollars", "dollars" and "$" each mean lawful money of the United States.

            "EBITDA" means, with respect to the Company and its Subsidiaries, as the end of any fiscal quarter for the four fiscal quarters then ending earnings before interest, taxes, depreciation and amortization, calculated in accordance with GAAP; provided, that, for any four fiscal quarter period in which the Zweig Acquisition shall have occurred, EBITDA shall be calculated on a pro forma basis as if such acquisition had occurred on the first day of such period.

            "Eligible Assignee" means (i) a commercial bank organized under the laws of the United States, or any state thereof, and having a combined capital and surplus of at least $100,000,000 (or its equivalent in foreign currency); (ii) a commercial bank organized under the laws of any other country which is a member of the Organization for Economic Cooperation and Development, or a political subdivision of any such country, and having a combined capital and surplus of at least $100,000,000 (or its equivalent in foreign currency), provided that such bank is acting through a branch or agency located in the United States; and (iii) a Person that is primarily engaged in the business of commercial banking and that is (A) a Subsidiary of a Bank, (B) a Subsidiary of a Person of which a Bank is a Subsidiary, or (C) a Person of which a Bank is a Subsidiary; and (iv) any other Person agreed to by the Company and the Administrative Agent.

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

            "Eurodollar Rate" means, with respect to the Interest Period applicable to any Eurodollar Loan, a rate of interest per annum, as determined by the Administrative Agent, obtained by dividing (and then rounding to the nearest 1/16 of 1% or, if there is no nearest 1/16 of 1%, then to the next higher 1/16 of 1%):

            (a) the rate, as reported by BofA to the Administrative Agent, quoted by BofA to leading banks in the interbank eurodollar market as the rate at which BofA is offering Dollar deposits in an amount equal approximately to the Eurodollar Loan of BofA to which such Interest Period shall apply for a period equal to such Interest Period, as quoted at approximately 11:00 a.m. two Business Days prior to the first day of such Interest Period, by

            (b) a number equal to 1.00 minus the aggregate of the then stated maximum rates during such Interest Period of all reserve requirements (including, without limitation, marginal, emergency, supplemental and special reserves), expressed as a decimal, established by the Board of Governors of the Federal Reserve System and any other banking authority to which BofA and other major United States money center banks are subject, in respect of eurocurrency funding (currently referred to as "Eurocurrency liabilities" in Regulation D of the Board of Governors of the Federal
      Reserve System) or in respect of any other category of liabilities including deposits by reference to which the interest rate on Eurodollar Loans is determined or any category of extensions of credit or other assets which includes loans by non-domestic offices of any Bank to United States residents. Such reserve requirements shall include, without limitation, those imposed under such Regulation D. Eurodollar Loans shall be deemed to constitute Eurocurrency liabilities and as such shall be deemed to be subject to such reserve requirements without benefit of credits for proration, exceptions or offsets which may be available from time to time to any Bank under such Regulation D. The Eurodollar Rate shall be adjusted automatically on and as of the effective date of any change in any such reserve requirement.

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

            "Federal Funds Rate" means, for any day, a rate per annum (expressed as a decimal, rounded upwards, if necessary, to the next higher 1/100 of 1%) equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the Business Day next succeeding such day, provided that (i) if the day for which such rate is to be determined is not a Business Day, the Federal Funds Rate for such day shall be such rate on such transactions on the next preceding Business Day as so published on the next succeeding Business Day, and (ii) if such rate is not so published for any day, the Federal Funds Rate for such day shall be the average of the quotations for such day on such transactions received by BofA as determined by BofA and reported to the Administrative Agent.

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

            "Indebtedness" of any Person means, without duplication, (a) all indebtedness for borrowed money; (b) all obligations issued, undertaken or assumed as the deferred purchase price of property or services (other than trade payables entered into in the ordinary course of business on ordinary terms); (c) all non-contingent reimbursement or payment obligations with respect to Surety Instruments; (d) all obligations evidenced by notes, bonds, debentures or similar instruments, including obligations so evidenced incurred in connection with the acquisition of property, assets or businesses (but not including in the case of the Guarantor, Surplus Notes); (e) all indebtedness created or arising under any conditional sale or other title retention agreement, or incurred as financing, in either case with respect to property acquired by the Person (even though the rights and remedies of the seller or bank under such agreement in the event of default are limited to repossession or sale of such property);
      (f) all obligations with respect to capital leases (other than the $2,600,000 capital lease related to the National Securities and Research Corporation transaction); (g) all net obligations with respect to Swap Contracts; (h) all indebtedness referred to in clauses (a) through (g) above secured by (or for which the holder of such Indebtedness has an existing right, contingent or otherwise, to be secured by) any Lien upon or in property (including accounts and contracts rights) owned by such Person, even though such Person has not assumed or become liable for the payment of such Indebtedness; and (i) all Guaranty Obligations in respect of indebtedness or obligations of others of the kinds referred to in clauses (a) through (g) above.

            "Indemnified Liabilities" has the meaning specified in Section 13.5.

            "Indemnified Person" has the meaning specified in Section 13.5.

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

            "Interest Expense" means consolidated interest expense, calculated in accordance with GAAP including, without limitation, interest expense with respect to Subordinated Debt.

            "Interest Payment Date" means, as to any Eurodollar Rate Loan, the last day of each Interest Period applicable to such Loan and, as to any Base Rate Loan, the last Business Day of each calendar quarter and each date such Loan is converted into another Type of Loan, provided, however, that if any Interest Period for a Eurodollar Rate Loan exceeds three months, the date that falls three months after the beginning of such Interest Period and after each Interest Payment Date thereafter is also an Interest Payment Date.

            "Interest Period" means, as to any Eurodollar Rate Loan, the period commencing on the Borrowing Date of such Loan or on the Conversion/Continuation Date on which the Loan is converted into or continued as an Eurodollar Rate Loan, and ending on the date one, two, three or six months thereafter as selected by the Company in its Notice of Borrowing or Notice of Conversion/Continuation;

      provided that:

            (i) if any Interest Period would otherwise end on a day that is not a Business Day, that Interest Period shall be extended to the following Business Day unless the result of such extension would be to carry such Interest Period into another calendar month, in which event such Interest Period shall end on the preceding Business Day;

            (ii) any Interest Period that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last Business Day of the calendar month at the end of such Interest Period; and

            (iii) no Interest Period shall extend beyond the Termination Date.

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

            "Lending Office" means, as to any Bank, the office or offices of such Bank specified as its "Lending Office" or "Domestic Lending Office" or "Eurodollar Lending Office", as the case may be, on Schedule 13.2, or such other office or offices as such Bank may from time to time notify the Company and the Administrative Agent.

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

            "Loan" means an  extension of credit by a Bank to the Company  under
      Article II, and may be a Base Rate Loan or an Eurodollar Rate Loan (each, a "Type" of Loan).

            "Loan Documents" means this Agreement, any Notes and all other documents delivered to the Administrative Agent or any Bank in connection herewith.

            "Majority Banks" means at any time Banks then holding at least 66-2/3% of the then aggregate unpaid principal amount of the Loans, or, if no such principal amount is then outstanding, Banks then having at least 66-2/3% of the aggregate Commitments.

            "Margin Stock" means "margin stock" as such term is defined in Regulation T, U or X of the FRB.

            "Material Adverse Effect" means (a) a material adverse change in, or a material adverse effect upon, the operations, management, business, properties, condition (financial or otherwise) or prospects of the Guarantor, the Company or the Company and its Subsidiaries taken as a whole or the Guarantor and its Subsidiaries taken as a whole; (b) a material impairment of the ability of the Company or the Guarantor to perform under any Loan Document and to avoid any Event of Default; or (c) an adverse effect upon the legality, validity, binding effect or enforceability against the Company or the Guarantor of any Loan Document.

            "Moody's" means Moody's Investors Services, Inc.

            "Moody's Rating" shall mean at any time the Insurance Financial Strength Rating of the Guarantor assigned by Moody's.

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

            "Participant" has the meaning specified in subsection 13.8(d).

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

            "Person"  means  an  individual,   partnership,   limited  liability
      company,   corporation,   business  trust,  joint  stock  company,  trust,
      unincorporated association, joint venture or Governmental Authority.

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

            "Pro Rata Share" means, as to any Bank at any time, the percentage equivalent (expressed as a decimal, rounded to the ninth decimal place) at such time of such Bank's Commitment divided by the combined Commitments of all Banks.

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

            "S&P" means Standard & Poor's Ratings Group.

            "S&P Rating" shall mean at any time the Insurer Financial Strength Rating of the Guarantor assigned by Standard & Poor's Ratings Services, a Division of the McGraw Hill Companies, Inc.

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

            "Sole Book Manager" means NationsBanc Montgomery Securities LLC.

            "Sole Lead Arranger" means NationsBank Montgomery Securities LLC.

            "Subordinated   Debt"  means   Indebtedness   subordinated   to  the
      Obligations in form and substance satisfactory to the Majority Banks.

            "Subsidiary" of a Person means any corporation, limited liability company, association, partnership, joint venture or other business entity of which more than 50% of the voting stock or other equity interests (in the case of Persons other than corporations), is owned or controlled directly or indirectly by the Person, or one or more of the Subsidiaries of the Person, or a combination thereof. Unless the context otherwise clearly requires, references herein to a "Subsidiary" refer to a Subsidiary of the Guarantor.

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

            (a)   March 16, 2004; and

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

            "Zweig Group" means Zweig Glaser Advisers, a New York general partnership, Zweig Securities Corp., a New York corporation, Zweig Advisors Inc., a Delaware corporation, Zweig Total Return Advisors Inc., a Delaware corporation, and Euclid Advisors LLC, a New York limited liability company.

            "Zweig Acquisition" means the acquisition by the Company of the Zweig Group pursuant to the Zweig Acquisition Agreement.

            "Zweig Acquisition Agreement" means the Acquisition Agreement dated as of December 15, 1998 among the Company, each of the members of the Zweig Group, Glaser Corp., Zweig Management Corp. and Martin E. Zweig, individually and as attorney-in-fact for the shareholders of Zweig Securities Corp., Zweig Advisors Inc. and Zweig Total Return Advisors Inc.

      1.2 Other Interpretive Provisions. (a) The meanings of defined terms are equally applicable to the singular and plural forms of the defined terms.

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

            (b) References herein to "fiscal year" and "fiscal quarter" refer to such fiscal periods of the Company.


                                  ARTICLE II

                                   THE CREDITS

      2.1 Amounts and Terms of Commitments. Each Bank severally agrees, on the terms and conditions set forth herein, to make loans to the Company (each such loan, a "Loan") from time to time on any Business Day during the period from the Closing Date to the Termination Date, in an aggregate amount not to exceed at any time outstanding, together with the principal amount of Loans outstanding in favor of such Bank at such time, the amount set forth next to such Bank's name on Schedule 2.1 (such amount as the same may be reduced under Section 2.5 or as a result of one or more assignments under Section 13.8, the Bank's "Commitment"); provided, however, that, after giving effect to any Borrowing, the aggregate principal amount of all outstanding Loans shall not at any time exceed the combined Commitments. Within the limits of each Bank's Commitment, and subject to the other terms and conditions hereof, the Company may borrow under this Section 2.1, prepay under Section 2.6 and reborrow under this Section 2.1.

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

      2.3 Procedure for Borrowing. (a) Each Borrowing shall be made upon the Company's irrevocable written notice delivered to the Administrative Agent in the form of a Notice of Borrowing (which notice must be received by the Administrative Agent prior to 11:00 a.m. (New York City time) (i) three Business Days prior to the requested Borrowing Date, in the case of Eurodollar Rate Loans; and (ii) one Business Day prior to the requested Borrowing Date, in the case of Base Rate Loans, specifying:

                  (A) the amount of the Borrowing, which shall be in an aggregate minimum amount of $5,000,000 or any multiple of $1,000,000 in excess thereof;

                  (B) the requested  Borrowing  Date,  which shall be a Business
            Day;

                  (C)   the Type of Loans comprising the Borrowing; and

                  (D) in the case of Eurodollar Rate Loans,  the duration of the
            Interest Period applicable to such Loans included in such notice. If the Notice of Borrowing fails to specify the duration of the Interest Period for any Borrowing comprised of Eurodollar Rate Loans, such Interest Period shall be three months.

      (b) After giving effect to any Borrowing, there may be no more than 10 different Interest Periods in effect.

      2.4 Conversion and Continuation Elections. (a) The Company may, upon irrevocable written notice to the Administrative Agent in accordance with subsection 2.4(b):

                  (i) elect, as of any Business Day, in the case of Base Rate Loans, or as of the last day of the applicable Interest Period, in the case of Eurodollar Rate Loans, to convert any such Loans (or any part thereof in an amount not less than $5,000,000, or that is in an integral multiple of $1,000,000 in excess thereof) into Loans of any other Type; or

                  (ii) elect, as of the last day of the applicable Interest Period, to continue any Loans having Interest Periods expiring on such day (or any part thereof in an amount not less than $5,000,000, or that is in an integral multiple of $1,000,000 in excess thereof);

provided, that if at any time the aggregate amount of Eurodollar Rate Loans in respect of any Borrowing is reduced, by payment, prepayment, or conversion of part thereof to be less than $5,000,000, such Eurodollar Rate Loans shall automatically convert into Base Rate Loans.

            (b) The Company shall deliver a Notice of Conversion/ Continuation to be received by the Administrative Agent not later than 11:00 a.m. (New York City time) at least (i) three Business Days in advance of the Conversion/Continuation Date, if the Loans are to be converted into or continued as Eurodollar Rate Loans; and (ii) one Business Day in advance of the Conversion/Continuation Date, if the Loans are to be converted into Base Rate Loans, specifying:

                  (A)  the proposed Conversion/Continuation Date;

                  (B)  the   aggregate   amount of  Loans  to  be  converted  or
      continued;

                  (C) the Type of Loans resulting from the proposed conversion or continuation; and

                  (D) in the case of continuations of or conversions into Eurodollar Rate Loans, the duration of the requested Interest Period.

            (c) If upon the expiration of any Interest Period applicable to Eurodollar Rate Loans, the Company has failed to select timely a new Interest Period to be applicable to such Eurodollar Rate Loans, or if any Default or Event of Default then exists, the Company shall be deemed to have elected to convert such Eurodollar Rate Loans into Base Rate Loans effective as of the expiration date of such Interest Period.

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

            (e) Unless the Majority Banks otherwise agree, with respect to all Loans during the existence of a Default or Event of Default, the Company may not elect to have a Loan converted into or continued as an Eurodollar Rate Loan.

            (f) After giving effect to any conversion or continuation of Loans, there may not be more than 10 different Interest Periods in effect.

     2.5 Voluntary Termination or Reduction of Commitments. The Company may, upon not less than three Business Days' prior notice to the Administrative Agent, terminate the Commitments, or permanently reduce the Commitments by an aggregate minimum amount of $5,000,000 or any multiple of $1,000,000 in excess thereof; provided, however, that after giving effect thereto and to any prepayments of Loans made on the effective date thereof, the then-outstanding principal amount of the Loans may not exceed the amount of the combined Commitments then in effect. Once reduced in accordance with this Section, the Commitments may not be increased. Any reduction of the Commitments shall be applied to each Bank according to its Pro Rata Share. All accrued facility fees to, but not including the effective date of any reduction or termination of Commitments, shall be paid on the effective date of such reduction or termination.

     2.6 Optional Prepayments. Subject to Section 3.4, the Company may, at any time or from time to time, upon not less than three Business Days' irrevocable notice to the Administrative Agent, ratably prepay Loans in whole or in part, in minimum amounts of $5,000,000 or any multiple of $1,000,000 in excess thereof. Such notice of prepayment shall specify the date and amount of such prepayment and the Type(s) of Loans to be prepaid. The Administrative Agent will promptly notify each Bank of its receipt of any such notice, and of such Bank's Pro Rata Share of such prepayment. If such notice is given by the Company, the Company shall make such prepayment and the payment amount specified in such notice shall be due and payable on the date specified therein, together with accrued interest to each such date on the amount prepaid and any amounts required pursuant to
Section 3.4.

     2.7 Mandatory Prepayments of Loans; Mandatory Commitment Reductions. The Company shall make a prepayment of the Loans within 30 days after receipt of proceeds from any sale, transfer or other disposition by the Company or any Subsidiary of the Company of any asset outside the ordinary course of its business (other than any sale of 12b-1 Assets pursuant to the Purchase and Sale Agreement among Phoenix Equity Planning Corporation, the Company and FEP Capital L.P. dated as of June 1, 1997, and additional sales of 12b-1 Assets for up to an aggregate amount of $4,000,000, so long as in either case the proceeds of such sale shall be reinvested within 365 days in businesses or assets substantially similar to the business or assets of the Company) in an amount equal to 100% of the Net Cash Proceeds of such sale, to the extent the aggregate proceeds thereof shall exceed $5,000,000 in any fiscal year. On the date of any prepayment pursuant to this Section 2.7, accrued interest on the amount of such prepayment, together with any amounts owing under Section 3.4, shall be due and payable. The Commitments shall be reduced by the amount of such prepayments.

     2.8 Repayment. The Company shall repay to the Banks on the Termination Date the aggregate principal amount of Loans outstanding on such date.

     2.9 Interest. (a) Each Loan shall bear interest on the outstanding principal amount thereof from the applicable Borrowing Date at a rate per annum equal to the Eurodollar Rate or the Base Rate, as the case may be (and subject to the Company's right to convert to other Types of Loans under Section 2.4), plus the Applicable Margin, in the case of Eurodollar Rate Loans.

           (b) Interest on each Loan shall be paid in arrears on each Interest Payment Date. Interest shall also be paid on the date of any prepayment of Loans under Section 2.6 or 2.7 for the portion of the Loans so prepaid and upon payment (including prepayment) in full thereof and, with respect to any Loan during the existence of any Event of Default, interest shall be paid on demand of the Administrative Agent at the request or with the consent of the Majority Banks.

           (c) Notwithstanding subsection (a) of this Section with respect to any Loan, while any Event of Default exists or after acceleration, the Company shall pay interest (after as well as before entry of judgment thereon to the extent permitted by law) on the principal amount of all outstanding Loans, at a rate per annum which is determined by adding 2% per annum to the Applicable Margin then in effect for such Loans and, in the case of Base Rate Loans, at a rate per annum equal to the Base Rate plus 2%; provided, however, that, on and after the expiration of any Interest Period applicable to any Eurodollar Rate Loan outstanding on the date of occurrence of such Event of Default or acceleration, the principal amount of such Loan shall, during the continuation of such Event of Default or after acceleration, bear interest at a rate per annum equal to the Base Rate plus 2%.

           (d) Highest Lawful Rate. At no time shall the interest rate payable on the Loans of any Bank, together with the fees and all other amounts payable under the Loan Documents to such Bank, to the extent the same are construed to constitute interest, exceed the Highest Lawful Rate applicable to such Bank. If with respect to any Bank for any period during the term of this Agreement, any amount paid to such Bank under the Loan Documents, to the extent the same shall (but for the provisions of this Section) constitute or be deemed to constitute interest, would exceed the maximum amount of interest permitted by the Highest Lawful Rate applicable to such Bank during such period (such amount being hereinafter referred to as an "Unqualified Amount"), then (i) such Unqualified Amount shall be applied or shall be deemed to have been applied as a prepayment of the Loans of such Bank, and (ii) if in any subsequent period during the term of this Agreement, all amounts payable under the Loan Documents to such Bank in respect of such period which constitute or shall be deemed to constitute interest shall be less than the maximum amount of interest permitted by the Highest Lawful Rate applicable to such Bank during such period, then the Company shall pay to such Bank in respect of such period an amount (each a "Compensatory Interest Payment") equal to the lesser of (x) a sum which, when added to all such amounts, would equal the maximum amount of interest permitted by the Highest Lawful Rate applicable to such Bank during such period, and (y) an amount equal to the Unqualified Amount less all other Compensatory Interest Payments made in respect thereof.

     2.10 Fees. (a) Arrangement, Agency Fees. The Company shall pay such fees to the Arranger and the Agents for their own accounts as may be agreed to between the Company and the Arranger and the Agents from time to time.

           (b) Facility Fee. The Company shall pay to the Administrative Agent for the account of each Bank a facility fee on the Bank's Commitment, computed on a quarterly basis in arrears on the last Business Day of each calendar quarter as calculated by the Administrative Agent, equal to the Applicable Fee Rate per annum. Such facility fee shall accrue from the date hereof to the Termination Date and shall be due and payable quarterly in arrears on the last Business Day of each calendar quarter commencing on March 31, 1999 through the Termination Date, with the final payment to be made on the Termination Date; provided that, in connection with any reduction or termination of Commitments under Section 2.5 or Section 2.7, the accrued facility fee calculated for the period ending on such date shall also be paid on the date of such reduction or termination, with the following quarterly payment being calculated on the basis of the period from such reduction or termination date to such quarterly payment date. The facility fees provided in this subsection shall accrue at all times after the above-mentioned commencement date, including at any time during which one or more conditions in Article IV are not met.

           (c) Closing Fee. On the Closing Date, the Company shall pay to the Administrative Agent for the account of each Bank a closing fee in an amount equal to 0.03% of such Bank's Commitment (the amount of which is set forth next to such Bank's name on Schedule 2.1).

     2.11 Computation of Fees and Interest. (a) All computations of interest for Base Rate Loans when the Base Rate is determined by the BofA Rate and all computations of facility fees shall be made on the basis of a year of 365 or 366 days, as the case may be, and actual days elapsed. All other computations of interest shall be made on the basis of a 360-day year and actual days elapsed (which results in more interest being paid than if computed on the basis of a 365-day year). Interest and fees shall accrue during each Interest Period or other period during which interest or such fees are computed from the first day thereof to but excluding the last day thereof.

           (b) Each determination of an interest rate by the Administrative Agent shall be conclusive and binding on the Company and the Banks in the absence of manifest error.

     2.12 Payments by the Company. (a) All payments to be made by the Company shall be made without set-off, recoupment or counterclaim. Except as otherwise expressly provided herein, all payments by the Company shall be made to the Administrative Agent for the account of the Banks at the Administrative Agent's Payment Office, and shall be made in dollars and in immediately available funds, no later than 12:00 p.m. (New York City time) on the date specified herein. The Administrative Agent will promptly distribute to each Bank its Pro Rata Share (or other applicable share as expressly provided herein) of such payment in like funds as received. Any payment received by the Administrative Agent later than 12:00 p.m. (New York City time) shall be deemed to have been received on the following Business Day and any applicable interest or fee shall continue to accrue.

           (b) Subject to the provisions set forth in the definition of "Interest Period" herein, whenever any payment is due on a day other than a Business Day, such payment shall be made on the following Business Day, and such extension of time shall in such case be included in the computation of interest or fees, as the case may be.

           (c) Unless the Administrative Agent receives notice from the Company prior to the date on which any payment is due to the Banks that the Company will not make such payment in full as and when required, the Administrative Agent may assume that the Company has made such payment in full to the Administrative Agent on such date in immediately available funds and the Administrative Agent may (but shall not be so required), in reliance upon such assumption, distribute to each Bank on such due date an amount equal to the amount then due such Bank. If and to the extent the Company has not made such payment in full to the Administrative Agent, each Bank shall repay to the Administrative Agent on demand such amount distributed to such Bank, together with interest thereon at the Federal Funds Rate for each day from the date such amount is distributed to such Bank until the date repaid.

     2.13 Payments by the Banks to the Administrative Agent. (a) Unless the Administrative Agent receives notice from a Bank on or prior to the Closing Date or, with respect to any Borrowing after the Closing Date, at least one Business Day prior to the date of such Borrowing, that such Bank will not make available as and when required hereunder to the Administrative Agent for the account of the Company the amount of that Bank's Pro Rata Share of the Borrowing, the Administrative Agent may assume that each Bank has made such amount available to the Administrative Agent in immediately available funds on the Borrowing Date and the Administrative Agent may (but shall not be so required), in reliance upon such assumption, make available to the Company on such date a corresponding amount. If and to the extent any Bank shall not have made its full amount available to the Administrative Agent in immediately available funds and the Administrative Agent in such circumstances has made available to the Company such amount, that Bank shall on the Business Day following such Borrowing Date make such amount available to the Administrative Agent, together with interest at the Federal Funds Rate for each day during such period. A notice of the Administrative Agent submitted to any Bank with respect to amounts owing under this subsection (a) shall be conclusive, absent manifest error. If such amount is so made available, such payment to the Administrative Agent shall constitute such Bank's Loan on the date of Borrowing for all purposes of this Agreement. If such amount is not made available to the Administrative Agent on the Business
Day following the Borrowing Date, the Administrative Agent will notify the Company of such failure to fund and, upon demand by the Administrative Agent, the Company shall pay such amount to the Administrative Agent for the Administrative Agent's account, together with interest thereon for each day elapsed since the date of such Borrowing, at a rate per annum equal to the interest rate applicable at the time to the Loans comprising such Borrowing.

           (b) The failure of any Bank to make any Loan on any Borrowing Date shall not relieve any other Bank of any obligation hereunder to make a Loan on such Borrowing Date, but no Bank shall be responsible for the failure of any other Bank to make the Loan to be made by such other Bank on any Borrowing Date.

     2.14 Sharing of Payments, Etc. If, other than as expressly provided elsewhere herein, any Bank shall obtain on account of the Loans made by it any payment (whether voluntary, involuntary, through the exercise of any right of set-off, or otherwise) in excess of its Pro Rata Share, such Bank shall immediately (a) notify the Administrative Agent of such fact, and (b) purchase from the other Banks such participations in the Loans made by them as shall be necessary to cause such purchasing Bank to share the excess payment pro rata with each of them; provided, however, that if all or any portion of such excess payment is thereafter recovered from the purchasing Bank, such purchase shall to that extent be rescinded and each other Bank shall repay to the purchasing Bank the purchase price paid therefor, together with an amount equal to such paying Bank's ratable share (according to the proportion of (i) the amount of such paying Bank's required repayment to (ii) the total amount so recovered from the purchasing Bank) of any interest or other amount paid or payable by the purchasing Bank in respect of the total amount so recovered. The Company agrees that any Bank so purchasing a participation from another Bank may, to the fullest extent permitted by law, exercise all its rights of payment (including the right of set-off, but subject to Section 13.10) with respect to such participation as fully as if such Bank were the direct creditor of the Company in the amount of such participation. The Administrative Agent will keep records (which shall be conclusive and binding in the absence of manifest error) of participations purchased under this Section and will in each case notify the Banks following any such purchases or repayments.


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

           (c) Evidence of Payment. Within 30 days after the reasonable request therefor by the Administrative Agent in connection with any payment of Indemnified Taxes or Other Taxes, the Company or the Guarantor, as applicable, will furnish to the Administrative Agent the original or a certified copy of an official receipt from the jurisdiction to which payment is made evidencing payment thereof or, if unavailable, a certificate from a Responsible Officer that states that such payment has been made and that sets forth the date and amount of such payment.

           (d) U.S. Tax Certificates. Each Indemnified Tax Person that is organized under the laws of any jurisdiction other than the United States or any political subdivision thereof that is exempt from United States federal withholding tax, or that is subject to such tax at a reduced rate under an applicable treaty, with respect to payments under the Loan Documents shall deliver to the Administrative Agent for transmission to the Company, on or prior to the Closing Date (in the case of each Indemnified Tax Person listed on the signature pages hereof) or on the effective date of the Assignment and Acceptance Agreement or other document pursuant to which it becomes an Indemnified Tax Person (in the case of each other Indemnified Tax Person), and at such other times as the Company or the Administrative Agent may reasonably request, Internal Revenue Form 4224 or Form 1001 or other certificate or document required under United States law to establish entitlement to such exemption or reduced rate. Neither the Company nor the Guarantor shall be required to pay any additional amount to any such Indemnified Tax Person under subsection (b) above if such Indemnified Tax Person shall have failed to satisfy the requirements of the immediately preceding sentence; provided that if such Indemnified Tax Person shall have satisfied such requirements on the Closing Date (in the case of each Indemnified Tax Person listed on the signature pages hereof) or on the effective date of the Assignment and Acceptance Agreement or other document pursuant to which it became an Indemnified Tax Person (in the case of each other Indemnified Tax Person), nothing in this subsection shall relieve the Company or the Guarantor of its obligation to pay any additional amounts pursuant to subsection (b) in the event that, as a result of any change in applicable law or treaty, such Indemnified Tax Person is no longer properly entitled to deliver certificates, documents or other evidence at a subsequent date establishing the fact that such Indemnified Tax Person is no longer entitled to such exemption or reduced rate.

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

     3.3 Increased Costs and Reduction of Return. (a) If any Bank determines that, due to either (i) the introduction of or any change (other than any change by way of imposition of or increase in reserve requirements included in the calculation of the Eurodollar Rate or in respect of the assessment rate payable by any Bank to the FDIC for insuring U.S. deposits) in or in the interpretation of any law or regulation or (ii) the compliance by that Bank with any guideline or request from any central bank or other Governmental Authority (whether or not having the force of law), there shall be any increase in the cost to such Bank of agreeing to make or making, funding or maintaining any Eurodollar Rate Loans, then the Company shall be liable for, and shall from time to time, upon demand (with a copy of such demand to be sent to the Administrative Agent), pay to the Administrative Agent for the account of such Bank, additional amounts as are sufficient to compensate such Bank for such increased costs.

           (b) If any Bank shall have determined that (i) the introduction of any Capital Adequacy Regulation, (ii) any change in any Capital Adequacy Regulation, (iii) any change in the interpretation or administration of any Capital Adequacy Regulation by any central bank or other Governmental Authority charged with the interpretation or administration thereof, or (iv) compliance by the Bank (or its Lending Office) or any corporation controlling the Bank with any Capital Adequacy Regulation, affects or would affect the amount of capital required or expected to be maintained by the Bank or any corporation controlling the Bank and (taking into consideration such Bank's or such corporation's policies with respect to capital adequacy and such Bank's desired return on capital) determines that the amount of such capital is increased as a consequence of its Commitment, loans, credits or obligations under this Agreement, then, upon demand of such Bank to the Company through the Administrative Agent, the Company shall pay to the Bank, from time to time as specified by the Bank, additional amounts sufficient to compensate the Bank for such increase.

     3.4 Funding Losses. The Company shall reimburse each Bank and hold each Bank harmless from any loss or expense which the Bank may sustain or incur as a consequence of:

           (a    the  failure  of the  Company  to make on a  timely  basis  any payment of principal of any Eurodollar Rate Loan;

           (b the failure of the Company to borrow, continue or convert a Loan after the Company has given (or is deemed to have given) a Notice of Borrowing or a Notice of Conversion/ Continuation;

           (c    the   failure  of  the  Company  to  make  any  prepayment   in
accordance with any notice delivered under Section 2.6;

           (d the prepayment (including pursuant to Section 2.7) or other payment (including after acceleration thereof) of an Eurodollar Rate Loan on a day that is not the last day of the relevant Interest Period; or

           (e the automatic conversion under Section 2.4 of any Eurodollar Rate Loan to a Base Rate Loan on a day that is not the last day of the relevant Interest Period;

including any such loss or expense arising from the liquidation or reemployment of funds obtained by it to maintain its Eurodollar Rate Loans or from fees payable to terminate the deposits from which such funds were obtained. For purposes of calculating amounts payable by the Company to the Banks under this Section and under subsection 3.3(a), each Eurodollar Rate Loan made by a Bank (and each related reserve, special deposit or similar requirement) shall be conclusively deemed to have been funded at the Dollar deposits used in determining the Eurodollar Rate for such Eurodollar Rate Loan by a matching deposit or other borrowing in the interbank eurodollar market for a comparable amount and for a comparable period, whether or not such Eurodollar Rate Loan is in fact so funded.

     3.5 Inability to Determine Rates. If the Majority Banks determine that for any reason adequate and reasonable means do not exist for determining the Eurodollar Rate for any requested Interest Period with respect to a proposed Eurodollar Rate Loan, or that the Eurodollar Rate applicable pursuant to subsection 2.9(a) for any requested Interest Period with respect to a proposed Eurodollar Rate Loan does not adequately and fairly reflect the cost to the Banks of funding such Loan, the Administrative Agent will promptly so notify the Company and each Bank. Thereafter, the obligation of the Banks to make or maintain Eurodollar Rate Loans, as the case may be, hereunder shall be suspended until the Administrative Agent upon the instruction of the Majority Banks revokes such notice in writing. Upon receipt of such notice, the Company may revoke any Notice of Borrowing or Notice of Conversion/Continuation then submitted by it. If the Company does not revoke such Notice, the Banks shall make, convert or continue the Loans, as proposed by the Company, in the amount specified in the applicable notice submitted by the Company, but such Loans shall be made, converted or continued as Base Rate Loans instead of Eurodollar Rate Loans.

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


                                  ARTICLE IV

                             CONDITIONS PRECEDENT

     4.1 Conditions of Initial Loans. The obligation of each Bank to make its initial Loan hereunder is subject to the following conditions:

           (a) The Administrative Agent shall have received on or before the initial borrowing date all of the following, in form and substance satisfactory to the Administrative Agent and each Bank, and in sufficient copies for each Bank (except for the Notes, of which only the originals shall be signed):

           (i) Credit Agreement.  This Agreement executed by each party hereto;

           (ii) Notes.  The Notes (if any);

           (iii) Resolutions; Incumbency.

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

           (iv   Organization  Documents;  Good  Standing. Each of the following documents:

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

           (v)   Legal Opinions.

                 (A) An opinion of Thomas Steenburg, counsel to the Company and addressed to the Agents and the Banks, substantially in the form of Exhibit D-1; and

                 (B) An opinion of John T. Mulrain, counsel to the Guarantor and addressed to the Agents and the Banks, substantially in the form of Exhibit D-2;

           (vi)Payment of Fees. Evidence of payment by the Company of all accrued and unpaid fees, costs and expenses to the extent then due and payable on the Closing Date, together with Attorney Costs of BofA to the extent invoiced prior to or on the Closing Date, plus such additional amounts of Attorney Costs as shall constitute BofA's reasonable estimate of Attorney Costs incurred or to be incurred by it through the closing proceedings (provided that such estimate shall not thereafter preclude final settling of accounts between the Company and
BofA); including any such costs, fees and expenses arising under or referenced in Sections 2.10 and 13.4;

           (vii) Certificate. A certificate signed by a Responsible Officer of each of the Company and the Guarantor, dated as of the Closing Date, stating that:

                 (A) the representations and warranties contained in Article V are true and correct on and as of such date, as though made on and as of such date;

                 (B) no Default or Event of Default exists or would result from the initial Borrowing; and

                 (C) there has occurred since December 31, 1997, no event or circumstance that has resulted or could reasonably be expected to result in a Material Adverse Effect; and

           (viii)      Other   Documents.   Such   other  approvals,   opinions,
documents or materials as the Administrative Agent or any Bank may request.

           (b The Administrative Agent shall have received a certificate signed by a Responsible Officer of the Company stating that all material governmental, creditor, shareholder and other third party approvals and consents necessary in connection with the execution and delivery by each of the Company and the Guarantor of the Loan Documents to which it is a party, and the performance by each of the Company and the Guarantor of its obligations under the Loan Documents, shall have been obtained and remain in effect and any applicable waiting periods shall have expired.

           (c) The Administrative Agent shall have received evidence (satisfactory to the Administrative Agent) that the Zweig Acquisition has been completed on substantially similar terms to those described in the Zweig Acquisition Agreement.

     4.2 Conditions to All Borrowings. The obligation of each Bank to make any Loan to be made by it (including its initial Loan) is subject to the satisfaction of the following conditions precedent on the relevant Borrowing
Date:

           (a) Notice of Borrowing. The Administrative Agent shall have received (with, in the case of the initial Loan only, a copy for each Bank) a Notice of Borrowing;

           (b) Continuation of Representations and Warranties. The representations and warranties in Article V shall be true and correct on and as of such Borrowing Date with the same effect as if made on and as of such Borrowing Date (except to the extent such representations and warranties expressly refer to an earlier date, in which case they shall be true and correct as of such earlier date and in the case of Section 5.16, as otherwise permitted hereunder); and

           (c) No Existing Default. No Event of Default or Default shall exist or shall result from such Borrowing.

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


                                    ARTICLE V

                        REPRESENTATIONS AND WARRANTIES

     The Guarantor and the Company represent and warrant to each Agent and each Bank that:

     5.1  Corporate   Existence  and  Power.  The  Guarantor  and  each  of  its
Subsidiaries:

           (a    is a corporation  duly organized,  alidly  existing and in good standing under the laws of the jurisdiction of its incorporation;

           (b has the power and authority and all governmental licenses, authorizations, consents and approvals to own its assets, carry on its business and to execute, deliver, and perform its obligations under the Loan Documents;

           (c is duly qualified as a foreign corporation and is licensed and in good standing under the laws of each jurisdiction where its ownership, lease or operation of property or the conduct of its business requires such qualification or license; and

           (d is in compliance with all Requirements of Law; except, in each case referred to in clause (c) or clause (d), to the extent that the failure to do so could not reasonably be expected to have a Material Adverse Effect.

     5.2 Corporate Authorization; No Contravention. The execution, delivery and performance by the Guarantor and its Subsidiaries of this Agreement and each other Loan Document to which such Person is party, have been duly authorized by all necessary corporate action, and do not and will not:

           (a    contravene  the  terms  of any  of  that Person's  Organization
Documents;

           (b conflict with or result in any breach or contravention of, or the creation of any Lien under, any document evidencing any Contractual Obligation to which such Person is a party or any order, injunction, writ or decree of any Governmental Authority to which such Person or its property is subject; or

           (c    violate any Requirement of Law.

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

     5.5 Litigation. Except as specifically disclosed in Schedule 5.5, there are no actions, suits, proceedings, claims or disputes pending, or to the best knowledge of the Company or the Guarantor, threatened or contemplated, at law, in equity, in arbitration or before any Governmental Authority, against the Guarantor or the Company or its Subsidiaries or any of their respective properties which:

           (a    purport  to affect or  pertain  to this Agreement  or any other
Loan Document, or any of the transactions contemplated hereby or thereby;

           (b as to which there exists a substantial likelihood of an adverse determination, which determination would reasonably be expected to have a Material Adverse Effect. No injunction, writ, temporary restraining order or any order of any nature has been issued by any court or other Governmental Authority purporting to enjoin or restrain the execution, delivery or performance of this Agreement or any other Loan Document, or directing that the transactions provided for herein or therein not be consummated as herein or therein provided; or

           (c    seeks  damages  in an  amount reasonably  expected  to  have  a
Material Adverse Effect.

     5.6 Contractual Obligation. As of the Closing Date, neither the Guarantor nor any Subsidiary is in default under or with respect to any Contractual Obligation in any respect which, individually or together with all such defaults, could reasonably be expected to have a Material Adverse Effect.

     5.7 ERISA Compliance. Except as specifically disclosed in Schedule 5.7:

           (a Each Plan is in compliance in all material respects with the applicable provisions of ERISA, the Code and other federal or state law. The Guarantor and each ERISA Affiliate has made all required contributions to any Plan subject to Section 412 of the Code, and no application for a funding waiver or an extension of any amortization period pursuant to Section 412 of the Code has been made with respect to any Plan.

           (b There are no pending or, to the best knowledge of Guarantor, threatened claims, actions or lawsuits, or action by any Governmental Authority, with respect to any Plan which has resulted or could reasonably be expected to result in a Material Adverse Effect. There has been no prohibited transaction or violation of the fiduciary responsibility rules with respect to any Plan which has resulted or could reasonably be expected to result in a Material Adverse Effect.

           (c (i) No ERISA Event has occurred or is reasonably expected to occur; (ii) no Pension Plan has any Unfunded Pension Liability; (iii) neither the Guarantor nor any ERISA Affiliate has incurred, or reasonably expects to incur, any liability under Title IV of ERISA with respect to any Pension Plan (other than premiums due and not delinquent under Section 4007 of ERISA); (iv) neither the Guarantor nor any ERISA Affiliate has incurred, or reasonably expects to incur, any liability (and no event has occurred which, with the giving of notice under Section 4219 of ERISA, would result in such liability) under Section 4201 or 4243 of ERISA with respect to a Multiemployer Plan; and
(v) neither the Guarantor nor any ERISA Affiliate has engaged in a transaction that could be subject to Section 4069 or 4212(c) of ERISA.

     5.8 Use of Proceeds; Margin Regulations. The proceeds of the Loans are to be used solely for the purposes set forth in and permitted by Section 6.12 and
Section 7.6. Neither the Guarantor nor any Subsidiary is generally engaged in the business of purchasing or selling Margin Stock or extending credit for the purpose of purchasing or carrying Margin Stock.

     5.9 Title to Properties. The Guarantor and its Subsidiaries have good record and marketable title in fee simple to, or valid leasehold interests in, all real property necessary or used in the ordinary conduct of their respective businesses, except for such defects in title as could not, individually or in the aggregate, have a Material Adverse Effect. As of the Closing Date, the property of the Guarantor and its Subsidiaries is subject to no Liens, other than Permitted Liens.

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

     5.11 Financial Condition. (a) The statutory financial statements of the Guarantor and its Primary Insurance Subsidiaries dated December 31, 1997 and the statutory statements of the Guarantor and its Primary Insurance Subsidiaries dated September 30, 1998, and the related statements of income or operations, surplus or capital and surplus and cash flows for the fiscal periods ended on those dates:

                 (i were prepared in accordance with SAP consistently applied throughout the period covered thereby, except as otherwise expressly noted therein, subject in the case of the September 30, 1998 statements to ordinary, good faith year end audit adjustments;

                 (ii fairly present the financial condition of the Guarantor and its Primary Insurance Subsidiaries as of the date thereof and results of operations for the period covered thereby; and

                 (iii except as specifically disclosed in Schedule 5.11, show all material indebtedness and other liabilities, direct or contingent, of the Guarantor and its Primary Insurance Subsidiaries as of the date thereof, including liabilities for taxes, material commitments and Contingent Obligations.

           (b The audited consolidated financial statements of the Company and its Subsidiaries dated December 31, 1997, and the unaudited consolidated statements of the Company and its Subsidiaries dated September 30, 1998, and the related consolidated statements of income or operations, shareholders' equity and cash flows for the fiscal periods ended on those dates:

                 (i were prepared in accordance with GAAP consistently applied throughout the period covered thereby, except as otherwise expressly noted therein, subject in the case of the September 30, 1998, statements to ordinary, good faith year end audit adjustments;

                 (ii fairly present the financial condition of the Company and its Subsidiaries as of the date thereof and results of operations for the period covered thereby; and

                 (iii except as specifically disclosed in Schedule 5.11, show all material indebtedness and other liabilities, direct or contingent, of the Company and its consolidated Subsidiaries as of the date thereof, including liabilities for taxes, material commitments and Contingent Obligations.

           (c Since December 31,1997, there has been no Material Adverse Effect.

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

     5.18 Full Disclosure. None of the representations or warranties made by the Guarantor or any Subsidiary in the Loan Documents as of the date such representations and warranties are made or deemed made, and none of the statements contained in any exhibit, report, statement or certificate furnished by or on behalf of the Guarantor or any Subsidiary in connection with the Loan Documents (including the offering and disclosure materials delivered by or on behalf of the Guarantor to the Banks prior to the Closing Date), contains any untrue statement of a material fact or omits any material fact required to be stated therein or necessary to make the statements made therein, in light of the circumstances under which they are made, not misleading as of the time when made or delivered; provided, that, to the extent the representations and warranties set forth in this Section 5.18 relate to the Zweig Group, they shall be made to the best of the knowledge of the Guarantor and the Company after due inquiry.

     5.19 Zweig Acquisition Agreement. The representations and warranties of the Company and, to the best of the knowledge of the Company after due inquiry, the sellers contained in the Zweig Acquisition Agreement (a true and correct copy of which Zweig Acquisition Agreement, together with all schedules and exhibits thereto, has been delivered to the Banks), are true and correct in all respects which, upon consummation of the Zweig Acquisition, could have a Material Adverse Effect. As of the date of the Zweig Acquisition, (i) the Company shall have taken all necessary corporate actions to authorize the Zweig Acquisition; and
(ii) no representation made by the Company or, to the best of the knowledge of the Company after due inquiry, the sellers, under such Zweig Acquisition Agreement, in any notices or filings with the shareholders of the Company or such sellers, with the SEC or any applicable state securities commissions or with any governmental authority including, without limitation, any representations concerning any agreement with, or financing provided by, the Banks, contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements made therein, in light of the circumstances under which they are made, not misleading as of the time when made or delivered.

     5.20 Compliance. The Guarantor and each of its Subsidiaries is in compliance with all applicable laws and regulations, all applicable ordinances, decrees, requirements, orders and judgments of, and all of the terms of any applicable licenses and permits issued by, any governmental body, agency or official, and all agreements and instruments to which it may be subject or any of its properties may be bound, in each case where the violation thereof may have a Material Adverse Effect.

     5.21 Year 2000 Problem. The Guarantor and the Company and each of their respective Subsidiaries have reviewed the areas within their business and operations which could be adversely affected by, and have developed or are developing a program to address on a timely basis, the "Year 2000 Problem" (that is, the risk that computer applications used by the Guarantor and the Company and each of their respective Subsidiaries may be unable to recognize and perform properly date-sensitive functions involving certain dates prior to and any date after December 31, 1999). Based on such review and program, the Guarantor and the Company reasonably believe that the "Year 2000 Problem" will not have a Material Adverse Effect.

                                  ARTICLE VI

                              AFFIRMATIVE COVENANTS

     So long as any Bank shall have any Commitment hereunder, or any Loan or other Obligation shall remain unpaid or unsatisfied, unless the Majority Banks waive compliance in writing:

     6VI.1 Financial Statements. The Guarantor and/or the Company shall deliver to the Administrative Agent, in form and detail satisfactory to the Administrative Agent and the Majority Banks, with sufficient copies for each
Bank:

           (a as soon as available, but not later than 120 days after the end of each fiscal year, a copy of the audited consolidated balance sheet of the
Company and its Subsidiaries as at the end of such year and the related consolidated statements of income or operations, shareholders' equity and cash flows for such year, setting forth in each case in comparative form the figures for the previous fiscal year, and accompanied by the opinion of PricewaterhouseCoopers or another nationally-recognized independent public accounting firm ("Independent Auditor") which report shall state that such consolidated financial statements present fairly the financial position for the periods indicated in conformity with GAAP applied on a basis consistent with prior years. Such opinion shall not be qualified or limited because of a restricted or limited examination by the Independent Auditor of any material portion of the Company's or any Subsidiary's records;

           (b as soon as available, but not later than 60 days after the end of each of the first three fiscal quarters of each fiscal year, a copy of the unaudited consolidated balance sheet of the Company and its Subsidiaries as of the end of such quarter and the related consolidated statements of income, shareholders' equity and cash flows for the period commencing on the first day and ending on the last day of such quarter, and certified by a Responsible Officer of the Company as fairly presenting, in accordance with GAAP (subject to ordinary, good faith year-end audit adjustments), the financial position and the results of operations of the Company and the Subsidiaries;

           (c as soon as available, but not later than 120 days after the end of each fiscal year, a copy of the Annual Statement of the Guarantor for such fiscal year prepared in accordance with SAP and accompanied by the certification of a Responsible Officer of the Guarantor that such Annual Statement presents fairly in accordance with SAP the financial position of the Guarantor for the period then ended;

           (d as soon as possible, but no later than 60 days after the end of each of the first three fiscal quarters of each fiscal year, a copy of the quarterly consolidated statement of the Guarantor for each such fiscal quarter, all prepared in accordance with GAAP and accompanied by the certification of a Responsible Officer of the Guarantor that all such quarterly consolidated statements present fairly in accordance with GAAP the financial position of the Guarantor for the period then ended;

           (e as soon as available, a copy of the Guarantor's "Statement of Actuarial Opinion" which is provided to the Department (or equivalent information should the Department no longer require such a statement) as to the adequacy of loss reserves of the Guarantor, which opinion shall be in the format prescribed by the Insurance Code;

           (f as soon as available, a copy of the Management Discussion and Analysis filed with the Department with respect to any of the foregoing financial statements and such other information; and

           (g within 90 days after each fiscal year, projections of the Company's financial performance on an annual basis for the next fiscal year, prepared by the Company's management.

     6VI.2 Certificates; Other Information. The Company shall furnish to the Administrative Agent, with sufficient copies for each Bank:

           (a concurrently with the delivery of the financial statements referred to in subsections 6.1(a) and (b), a Compliance Certificate executed by a Responsible Officer of the Company;

           (b promptly, copies of all financial statements and reports that the Guarantor or the Company sends to its policyholders or shareholders, and copies of all financial statements and regular, periodical or special reports that the Guarantor or any Subsidiary may make to, or file with, the SEC;

           (c    promptly,  upon a change in the Guarantor's Financial  Strength
Rating, written notice of such change by a Responsible Officer; and

           (d promptly, such additional information regarding the business, financial or corporate affairs of the Guarantor or any Subsidiary as the Administrative Agent, at the request of any Bank, may from time to time reasonably request.

     6.3 Notices. The Company and the Guarantor shall promptly notify the Administrative Agent and each Bank:

           (a    of any change in a Rating;

           (b of the occurrence of any Default or Event of Default and of the occurrence or existence of any event or circumstance that foreseeably will become a Default or Event of Default;

           (c of any matter that has resulted or may result in a Material Adverse Effect, including (i) breach or non-performance of, or any default under, a Contractual Obligation of the Guarantor or any Subsidiary; (ii) any dispute, litigation, investigation, proceeding or suspension between the
Guarantor or any Subsidiary and any Governmental Authority; or (iii) the commencement of, or any material development in, any litigation or proceeding affecting the Guarantor or any Subsidiary; including pursuant to any applicable Environmental Laws;

           (d of the occurrence of any of the following events affecting the Guarantor or any ERISA Affiliate (but in no event more than 10 days after such event), and deliver to the Administrative Agent and each Bank a copy of any notice with respect to such event that is filed with a Governmental Authority and any notice delivered by a Governmental Authority to the Guarantor or any ERISA Affiliate with respect to such event:

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

           Each notice under this Section shall be accompanied by a written statement by a Responsible Officer of the Company or the Guarantor setting forth details of the occurrence referred to therein, and stating what action the Company, the Guarantor or any affected Subsidiary proposes to take with respect thereto and at what time. Each notice under subsection 6.3(b) shall describe with particularity any and all clauses or provisions of this Agreement or other Loan Document that have been (or foreseeably will be) breached or violated.

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

     6.10 Inspection of Property and Books and Records. The Guarantor and the Company shall maintain, and shall cause each of their respective Subsidiaries to maintain, proper books of record and account, in which full, true and correct entries in conformity with GAAP or SAP, as applicable, consistently applied shall be made of all financial transactions and matters involving the assets and business of the Guarantor, the Company and such Subsidiary. The Guarantor and the Company shall permit, and shall cause each of their respective Subsidiaries to permit, representatives and independent contractors of the Administrative Agent or any Bank to visit and inspect any of their respective properties, to examine their respective corporate, financial and operating records, and make copies thereof or abstracts therefrom, and to discuss their respective affairs, finances and accounts with their respective directors, officers, and independent public accountants, all at the expense of the Guarantor and the Company and at such reasonable times during normal business hours and as often as may be reasonably desired, upon reasonable advance notice to the Company; provided, however, when an Event of Default or Default exists the Administrative Agent or any Bank may do any of the foregoing during normal business hours and without advance notice.

     6.11 Environmental Laws. The Guarantor and the Company shall, and shall cause each of their respective Subsidiaries to, conduct its operations and keep and maintain its property in compliance with all Environmental Laws.

     6.12 Use of Proceeds. The Company shall use the proceeds of the Loans for working capital purposes including the acquisition of the Zweig Group and Acquisitions not in contravention of any Requirement of Law or of any Loan Document; provided, however, that such proceeds shall not be used for any Acquisition, if the board of directors of the entity to be acquired shall not have approved such Acquisition.



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

     7.2 Mergers, Consolidations and Sales of Assets. The Guarantor will not, and will not permit any Primary Subsidiary to

           (a) consolidate with or be a party to a merger with any other Person or

           (b) sell, lease or otherwise dispose of any substantial part of its Properties, provided that the foregoing shall not apply to or operate to prevent (i) reinsurance and similar risk sharing arrangements entered into in the ordinary course of business, (ii) sales or other dispositions of assets acquired in satisfaction of obligations owing the Guarantor or a Primary Subsidiary, (iii) mergers of a Primary Subsidiary with and into the Guarantor and other mergers not involving the Guarantor, or (iv) the sale of all or any substantial part of the assets of, or of the equity interests held by the Guarantor in, any Primary Subsidiary so long as in the case of each of the matters described in clauses (i) through (iv) above, no Default or Event of Default shall have occurred and be continuing or would occur as a result thereof. The foregoing to the contrary notwithstanding, the Guarantor will not in any event sell, transfer or otherwise dispose of capital stock of the Company or permit the merger of the Company into any other Person other than the Guarantor if after giving effect thereto the Company would no longer be a Subsidiary of the Guarantor or would not be the survivor of the merger in question.

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

           (c) investments by the Company in the ordinary course of business consistent with past practices; and

           (d) Acquisitions, so long as (i) the acquired entity is in the similar or related business as the Guarantor and its Subsidiaries and (ii) after giving effect to the Acquisition, (A) no Default or Event of Default shall have occurred and be continuing and (B) the Guarantor and the Company would be in compliance with all financial covenants hereof, calculated on a pro forma basis at the time of the Acquisition and as if the Acquisition had taken place at the beginning of the four fiscal quarter period ending as of the last fiscal quarter end, with the Guarantor providing a certificate with respect thereto.

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

           (d) Indebtedness of the Company in connection with the Credit Agreement dated as of August 14, 1997 among the Company, the Guarantor, various financial institutions, BofA, as Syndication and Documentation Agent, and The Bank of New York, as Administrative Agent; and

           (e) other Indebtedness of the Company and its Subsidiaries in an amount at any time outstanding not in excess of (i) $20,000,000 or (ii) $30,000,000 when added to the Contingent Obligations permitted pursuant to
Section 7.7(c).

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

           (c) other Contingent  Obligations in aggregate  amounts not to exceed
(i) $15,000,000 or (ii) $30,000,000 when added to the Indebtedness permitted pursuant to Section 7.4(e), at any time outstanding; and

           (d)  Guarantees of Indebtedness of Subsidiaries.

     7.8 Joint Ventures. The Company shall not enter into or permit any Subsidiary to enter into, any Joint Venture involving an investment by it in excess of 10% of the Company's net worth (at the time of the proposed Joint Venture) for all Joint Ventures after the date hereof except Joint Ventures with its Affiliates.

     7.9 Lease Obligations. The Guarantor shall not, and shall not suffer or permit any Subsidiary to, create or suffer to exist any obligations for the payment of rent for any property under lease or agreement to lease, except for:

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

           (c) the Company may in any fiscal quarter pay cash dividends and repurchase stock not in excess of its income in such fiscal quarter, so long as after giving effect thereto, no Default or Event of Default shall have occurred and be continuing; and

           (d) Any Subsidiary of the Guarantor (other than the Company) may pay in any fiscal quarter cash dividends, so long as after giving effect thereto, no Default or Event of Default shall have occurred and be continuing.

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

     7.16 Subordinated Debt and Preferred Stock. The Company shall not make any payments, or set aside funds to make payments, on preferred stock or any Subordinated Debt into which preferred stock is converted; except that the Company may make regularly scheduled interest and dividend payments thereon so long as after giving effect thereto, no Default or Event of Default shall have occurred and be continuing.

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


                                 ARTICLE VIII

                         GUARANTOR'S FINANCIAL COVENANTS

     So long as any Bank shall have any Commitments hereunder, or any Loan or other Obligations shall remain unpaid or unsatisfied, unless the Majority Banks waive compliance in writing:

     8.1 Guarantor's Minimum Total SAP Adjusted Capital. The Guarantor shall maintain a Total SAP Adjusted Capital of not less than $900,000,000 plus 50% of net income (if greater than zero) for each fiscal quarter ending on or after March 31, 1999.

     8.2 Invested Assets. The Guarantor shall not permit Invested Assets of the Guarantor and its Primary Insurance Subsidiaries consisting of notes, bonds and other obligations classified as bonds which bear NAIC Ratings from three to six, both inclusive, to exceed 7.0% of Net Invested Assets.

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


                                  ARTICLE IX

                          COMPANY'S FINANCIAL COVENANTS

     So long as any Bank shall have any Commitments hereunder, or any Loan or other Obligation shall remain unpaid or unsatisfied, unless the Majority Banks waive compliance in writing:

     9.1 Shareholders' Equity. The Company shall maintain a minimum Shareholders' Equity (excluding any preferred shares) of $185,000,000 plus 50% of net income (if greater than zero) for each quarter ending on or after March 31, 1999.

     9.2 EBITDA to Interest Ratio. The Company shall maintain a ratio of EBITDA to Interest Expense as at the end of any fiscal quarter for the four fiscal quarters then ending of not less than 4.0 to 1.0.

     9.3 Total Debt to Capital Ratio. The Company shall maintain a Total Debt to Capital Ratio of not in excess of the following percentages at any time during the following periods:

     Percentage        Periods

     60.0%             Date hereof through March 31, 2000

     57.5%             April 1, 2000 through March 31, 2001

     52.5%             April 1, 2001 and thereafter


     9.4 Senior Debt to EBITDA Ratio. The Company shall maintain a Senior Debt to EBITDA Ratio of not in excess of the following amounts during the following periods:

     Amount                  Period

     3.0 to 1                Date hereof through March 31, 2000

     2.5 to 1                April 1, 2000 through March 31, 2001

     2.0 to 1                April 1, 2001 and thereafter


                                    ARTICLE X

                                   GUARANTY

     10.1 Guaranty. The Guarantor hereby unconditionally and irrevocably guarantees the full and punctual payment (whether at stated maturity, upon acceleration or otherwise) of the principal of and interest on each Note issued by the Company pursuant to this Agreement, and the full and punctual payment of all other Obligations of the Company under this Agreement. Upon failure by the Company to pay punctually any such amount, the Guarantor shall forthwith on demand pay the amount not so paid at the place and in the manner specified in this Agreement.

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

           (f) any invalidity or unenforceability relating to or against the Company for any reason of this Agreement or any Note, or any provision of applicable law or regulation purporting to prohibit the payment by the Company of the principal of or interest on any Note or any other amount payable by the Company under this Agreement; or

           (g) any other act or omission to act or delay of any kind by the Company, the Administrative Agent, any Bank or any other Person or any other circumstance whatsoever which might, but for the provisions of this paragraph, constitute a legal or equitable discharge of the Company or the Guarantor obligations as guarantor hereunder.

     10.3 Discharge only upon Payment in Full; Reinstatement in Certain Circumstances. The Guarantor's obligations as guarantor hereunder shall remain in full force and effect until the Commitments shall have terminated and all Obligations shall have been paid in full in money. If at any time any payment of principal, interest or any other amount payable by the Company under this Agreement or any Note is rescinded or must be otherwise restored or returned upon the insolvency, bankruptcy or reorganization of the Company or otherwise, the Guarantor's obligations hereunder with respect to such payment shall be reinstated as though such payment had been due but not made at such time.

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


                                  ARTICLE XI

                                EVENTS OF DEFAULT

     11.1 Event of Default. Any of the following shall constitute an "Event of Default":

           (a) Non-Payment. The Company fails to pay, (i) when and as required to be paid herein, any amount of principal of any Loan, or (ii) within five days after the same becomes due, any interest, fee or any other amount payable hereunder or under any other Loan Document; or

           (b) Representation or Warranty. Any representation or warranty by the Guarantor or any Subsidiary made or deemed made herein, in any other Loan Document, or which is contained in any certificate, document or financial or other statement by the Guarantor, any Subsidiary, or any Responsible Officer of the Guarantor or any Subsidiary, furnished at any time under this Agreement, or in or under any other Loan Document, is incorrect in any material respect on or as of the date made or deemed made; or

           (c) Specific Defaults. The Guarantor or the Company, as applicable, fails to perform or observe any term, covenant or agreement contained in any of
Section 6.1, 6.2, 6.3 or 6.9 or in Article VII, VIII or IX hereof; or

           (d) Other Defaults. The Guarantor or the Company fails to perform or observe any other term or covenant contained in this Agreement or any other Loan Document, and such default shall continue unremedied for a period of 20 days after the date upon which written notice thereof is given to the Guarantor by the Administrative Agent or any Bank; or

           (e) Cross-Default. The Guarantor or any Subsidiary (i) fails to make any payment in respect of any Indebtedness or Contingent Obligation having an aggregate principal amount (including undrawn committed or available amounts and including amounts owing to all creditors under any combined or syndicated credit arrangement) of more than $10,000,000 with respect to the Guarantor, or $5,000,000 with respect to the Company or any other Subsidiary of the Guarantor, when due (whether by scheduled maturity, required prepayment, acceleration, demand, or otherwise); or (ii) fails to perform or observe any other condition or covenant, or any other event shall occur or condition exist, under any agreement or instrument relating to any such Indebtedness or Contingent Obligation, if the effect of such failure, event or condition is to cause, or to permit the holder or holders of such Indebtedness or beneficiary or beneficiaries of such Indebtedness (or a trustee or agent on behalf of such holder or holders or beneficiary or beneficiaries) to cause such Indebtedness to be declared to be due and payable prior to its stated maturity, or such Contingent Obligation to become payable or cash collateral in respect thereof to be demanded; or

           (f) Insolvency; Voluntary Proceedings. The Guarantor or any Subsidiary (i) ceases or fails to be solvent, or generally fails to pay, or admits in writing its inability to pay, its debts as they become due, subject to applicable grace periods, if any, whether at stated maturity or otherwise; (ii) voluntarily ceases to conduct its business in the ordinary course; (iii) commences any Insolvency Proceeding with respect to itself or its property; or
(iv) takes any action to effectuate or authorize any of the foregoing; or

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

           (l) Loss of Licenses. Any Governmental Authority revokes or fails to renew any material license, permit or franchise of the Guarantor or any Subsidiary, or the Guarantor or any Subsidiary for any reason loses any material license, permit or franchise, or the Guarantor or any Subsidiary suffers the imposition of any restraining order, escrow, suspension or impound of funds in connection with any proceeding (judicial or administrative) with respect to any material license, permit or franchise.

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


                                   ARTICLE XII

                           THE ADMINISTRATIVE AGENT

     12.1 Appointment. Each Bank hereby irrevocably designates and appoints BofA as the Administrative Agent of such Bank under the Loan Documents and each Bank hereby irrevocably authorizes the Administrative Agent to take such action on its behalf under the provisions of the Loan Documents and to exercise such powers and perform such duties as are expressly delegated to the Administrative Agent by the terms of the Loan Documents, together with such powers as are reasonably incidental thereto. The duties of the Administrative Agent shall be mechanical and administrative in nature, and, notwithstanding any provision to the contrary elsewhere in any Loan Document, the Administrative Agent shall not have any duties or responsibilities other than those expressly set forth therein, or any fiduciary relationship with, or fiduciary duty to, any Bank, and no implied covenants, functions, responsibilities, duties, obligations or liabilities shall be read into the Loan Documents or otherwise exist against the Administrative Agent.

     12.2 Delegation of Duties. The Administrative Agent may execute any of its duties under the Loan Documents by or through agents or attorneys-in-fact and shall be entitled to rely upon, and shall be fully protected in, and shall not be under any liability for, relying upon, the advice of counsel concerning all matters pertaining to such duties.

     12.3 Exculpatory Provisions. Neither the Administrative Agent nor any of its officers, directors, employees, agents, attorneys-in-fact or affiliates shall be (i) liable for any action lawfully taken or omitted to be taken by it or such Person under or in connection with the Loan Documents (except the Administrative Agent for its own gross negligence or willful misconduct), or
(ii) responsible in any manner to any of the Banks for any recitals, statements, representations or warranties made by the Company or the Guarantor or any officer thereof contained in the Loan Documents or in any certificate, report, statement or other document referred to or provided for in, or received by the Administrative Agent under or in connection with, the Loan Documents or for the value, validity, effectiveness, genuineness, perfection, enforceability or sufficiency of any of the Loan Documents or for any failure of the Company or the Guarantor or any other Person to perform its obligations thereunder. The Administrative Agent shall not be under any obligation to any Bank to ascertain or to inquire as to the observance or performance of any of the agreements contained in, or conditions of, the Loan Documents, or to inspect the property, books or records of the Company or the Guarantor. The Banks acknowledge that the Administrative Agent shall not be under any duty to take any discretionary action permitted under the Loan Documents unless the Administrative Agent shall be instructed in writing to do so by the Majority Banks and such instructions shall be binding on the Banks and all holders of the Notes; provided, however, that the Administrative Agent shall not be required to take any action which exposes the Administrative Agent to personal liability or its contrary to law or any provision of the Loan Documents. The Administrative Agent shall not be under any liability or responsibility whatsoever, as Administrative Agent, to the Company or the Guarantor or any other Person as a consequence of any failure or delay in performance, or any breach, by any Bank of any of its obligations under any of the Loan Documents.

     12.4 Reliance by Administrative Agent. The Administrative Agent shall be entitled to rely, and shall be fully protected in relying, upon any writing, resolution, notice, consent, certificate, affidavit, opinion, letter, cablegram, telegram, telecopy, telex or teletype message, statement, order or other document or conversation believed by it to be genuine and correct and to have been signed, sent or made by a proper Person or Persons and upon advice and statements of legal counsel (including, without limitation, counsel to the Company or the Guarantor), independent accountants and other experts selected by the Administrative Agent. The Administrative Agent may treat each Bank, or the Person designated in the last notice filed with it under this Section, as the holder of all of the interests of such Bank, in its Loans and Notes, until written notice of transfer, signed by such Bank (or the Person designated in the last notice filed with the Administrative Agent) and by the Person designated in such written notice of transfer, in form and substance satisfactory to the Administrative Agent, shall have been filed with the Administrative Agent. The Administrative Agent shall not be under any duty to examine or pass upon the validity, effectiveness, enforceability or genuineness of the Loan Documents or any instrument, document or communication furnished pursuant thereto or in connection therewith, and the Administrative Agent shall be entitled to assume that the same are valid, effective and genuine, have been signed or sent by the proper parties and are what they purport to be. The Administrative Agent shall be fully justified in failing or refusing to take any action under the Loan Documents unless it shall first receive such advice or concurrence of the Majority Banks as it deems appropriate. The Administrative Agent shall in all cases be fully protected in acting, or in refraining from acting, under the Loan Documents in accordance with a request or direction of the Majority Banks, and such request or direction and any action taken or failure to act pursuant thereto shall be binding upon all the Banks and all future holders of the Notes.

     12.5 Notice of Default. The Administrative Agent shall not be deemed to have knowledge or notice of the occurrence of any Default or Event of Default unless the Administrative Agent has received written notice thereof from a Bank, the Company or the Guarantor. In the event that the Administrative Agent receives such a notice, the Administrative Agent shall promptly give notice thereof to the Banks, the Company or the Guarantor. The Administrative Agent shall take such action with respect to such Default or Event of Default as shall be directed by the Majority Banks, provided, however, that unless and until the Administrative Agent shall have received such directions, the Administrative Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default or Event of Default as it shall deem to be in the best interests of the Banks.

     12.6  Non-Reliance  on  Administrative  Agent  and Other  Banks.  Each Bank
expressly acknowledges that neither the Administrative Agent nor any of its respective officers, directors, employees, agents, attorneys-in-fact or affiliates has made any representations or warranties to it and that no act by the Administrative Agent hereinafter, including any review of the affairs of the Company or the Guarantor, shall be deemed to constitute any representation or warranty by the Administrative Agent to any Bank. Each Bank represents to the Administrative Agent that it has, independently and without reliance upon the Administrative Agent or any Bank, and based on such documents and information as it has deemed appropriate made its own evaluation of and investigation into the business, operations, property, financial and other condition and creditworthiness of the Company and the Guarantor and made its own decision to enter into this Agreement. Each Bank also represents that it will, independently and without reliance upon the Administrative Agent or any Bank, and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit analysis, evaluations and decisions in taking or not taking action under any Loan Document, and to make such investigation as it deems necessary to inform itself as to the business, operations, property, financial and other condition and creditworthiness of the Company or the Guarantor. Except for notices, reports and other documents expressly required to be furnished to the Banks by the Administrative Agent hereunder, the Administrative Agent shall not have any duty or responsibility to provide the Bank with any credit or other information concerning the business, operations, property, financial and other condition or creditworthiness of the Company or the Guarantor which at any time may come into the possession of the
Administrative Agent or any of its officers, directors, employees, agents, attorneys-in-fact or affiliates.

     12.7 Indemnification. Each Bank agrees to indemnify and hold harmless the Administrative Agent in its capacity as such (to the extent not promptly reimbursed by the Company or the Guarantor and without limiting the obligation of the Company or the Guarantor to do so), pro rata according to the aggregate of the outstanding principal balance of the Loans (or at any time when no Loans are outstanding, according to its Pro Rata Share), from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind whatsoever including, without limitation, any amounts paid to the Banks (through the Administrative Agent) by the Company or the Guarantor pursuant to the terms of the Loan Documents, that are subsequently rescinded or avoided, or must otherwise be restored or returned) which may at any time (including, without limitation, at any time following the payment of the Loans or the Notes) be imposed on, incurred by or asserted against the Administrative Agent in any way relating to or arising out of the Loan Documents or any other documents contemplated by or referred to therein or the transactions contemplated thereby or any action taken or omitted to be taken by the Administrative Agent under or in connection with any of the foregoing; provided, however, that no Bank shall be liable for the payment of any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements to the extent resulting solely from the finally adjudicated gross negligence or willful misconduct of the Administrative Agent. Without limitation of the foregoing, each Bank agrees to reimburse the Administrative Agent promptly upon demand for its pro rata share of any unpaid fees owing to the Administrative Agent, and any costs and expenses (including, without limitation, reasonable fees and expenses of counsel) payable by the Company or the Guarantor under Section 13.4, to the extent that the Administrative Agent has not been paid such fees or has not been reimbursed for such costs and expenses, by the Company or the Guarantor. The failure of any Bank to reimburse the Administrative Agent promptly upon demand for its pro rata share of any amount required to be paid by the Banks to the Administrative Agent as provided in this Section shall not relieve any other Bank of its obligation hereunder to reimburse the Administrative Agent for its pro rata share of such amount, but no Bank shall be responsible for the failure of any other Bank to reimburse the Administrative Agent for such other Bank's pro rata share of such amount. If after having been indemnified or reimbursed by the Banks as provided by this Section, the Administrative Agent shall have received payment from the obligor in respect of the obligation or liability for which it received such indemnification or reimbursement from the Banks, the Administrative Agent shall disburse to the Banks an amount equal to the amount of the payment so received on a pro rata basis. The agreements in this Section shall survive the termination of the Commitments of all of the Banks, and the payment of all amounts payable under the Loan Documents.

     12.8 Administrative Agent in Its Individual Capacity. BofA and its affiliates may make secured or unsecured loans to, accept deposits from, issue letters of credit for the account of, act as trustee under indentures of, and generally engage in any kind of business with, the Company or the Guarantor as though BofA were not an Agent hereunder and NationsBanc Montgomery Securities LLC did not arrange the transactions contemplated hereby. With respect to the Commitment made or renewed by BofA and the Note issued to BofA, BofA shall have the same rights and powers under the Loan Documents as any Bank and may exercise the same as though it were not the Administrative Agent, and the terms "Bank" and "Banks" shall in each case include BofA.

     12.9 Successor Administrative Agent. If at any time the Administrative Agent deems it advisable, in its sole discretion, it may submit to the Banks a written notice of its resignation as Administrative Agent under the Loan Documents, such resignation to be effective upon the earlier of (i) the written acceptance of the duties of the Administrative Agent under the Loan Documents by a successor Administrative Agent and (ii) on the 30th day after the date of such notice. Upon any such resignation, the Majority Banks shall have the right to appoint from among the Banks a successor Administrative Agent. If no successor Administrative Agent shall have been so appointed by the Majority Banks and accepted  such  appointment  in  writing  within  30  days  after  the  retiring
Administrative Agent's giving of notice of resignation, then the retiring Administrative Agent may, on behalf of the Bank, appoint a successor Administrative Agent, which successor Administrative Agent shall be a commercial bank organized under the laws of the United States or any State thereof and having a combined capital, surplus, and undivided profits of at least $100,000,000. Upon the acceptance of any appointment as Administrative Agent hereunder by a successor Administrative Agent, such successor Administrative Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Administrative Agent, and the retiring Administrative Agent's rights, powers, privileges and duties as Administrative Agent under the Loan Documents shall be terminated. The Company, the Guarantor and the Banks shall execute such documents as shall be necessary to effect such appointment. After any retiring Administrative Agent's resignation as Administrative Agent, the provisions of the Loan Documents shall inure to its benefit as to any actions taken or omitted to be taken by it, and any amounts owing to it, while it was Administrative Agent under the Loan Documents. If at any time there shall not be a duly appointed and acting Administrative Agent, the Company and the Guarantor agree to make each payment due under the Loan Documents directly to the Banks entitled thereto during such time.

     12.10 Syndication Agent and Documentation Agent. None of the Banks identified on the facing page or signature pages of this Agreement as a "syndication agent" or "documentation agent" shall have any right, power, obligation, liability, responsibility or duty under this Agreement other than those applicable to all Banks as such. Without limiting the foregoing, none of the Banks so identified as a "co-agent" or "lead manager" shall have or be deemed to have any fiduciary relationship with any Bank. Each Bank acknowledges that it has not relied, and will not rely, on any of the Banks so identified in deciding to enter into this Agreement or in taking or not taking action hereunder.

                                 ARTICLE XIII

                                  MISCELLANEOUS

     13.1 Amendments and Waivers. No amendment or waiver of any provision of this Agreement or any other Loan Document, and no consent with respect to any departure by the Guarantor or any applicable Subsidiary therefrom, shall be effective unless the same shall be in writing and signed by the Majority Banks (or by the Administrative Agent at the written request of the Majority Banks) and the Company and acknowledged by the Administrative Agent, and then any such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, however, that no such waiver, amendment, or consent shall, unless in writing and signed by all the Banks, the Company and the Guarantor and acknowledged by the Administrative Agent, do any of the following:

           (a) increase or extend the Commitment of any Bank (or reinstate any Commitment terminated pursuant to Section 11.2);

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

           (d) change the percentage of the Commitments or of the aggregate unpaid principal amount of the Loans which is required for the Banks or any of them to take any action hereunder; or

           (e) amend this Section, or Section 2.14, or any provision herein providing for consent or other action by all Banks;

           (f) amend or terminate any guaranty including the guaranty pursuant to Article X;

and, provided further, that no amendment, waiver or consent shall, unless in writing and signed by the Administrative Agent in addition to the Majority Banks or all the Banks, as the case may be, affect the rights or duties of the Administrative Agent under this Agreement or any other Loan Document.

     13.2 Notices. (a) All notices, requests and other communications shall be in writing (including, unless the context expressly otherwise provides, by facsimile transmission, provided that any matter transmitted by the Company or the Guarantor by facsimile (i) shall be immediately confirmed by a telephone call to the recipient at the number specified on Schedule 13.2, and (ii) shall be followed promptly by delivery of a hard copy original thereof) and mailed, faxed or delivered, to the address or facsimile number specified for notices on
Schedule 13.2; or, as directed to the Guarantor, the Company or the Administrative Agent, to such other address as shall be designated by such party in a written notice to the other parties, and as directed to any other party, at such other address as shall be designated by such party in a written notice to the Guarantor, the Company and the Administrative Agent.

           (b) All such notices, requests and communications shall, when transmitted by overnight delivery, or faxed, be effective when delivered for overnight (next-day) delivery, or transmitted in legible form by facsimile machine, respectively, or if mailed, upon the third Business Day after the date deposited into the U.S. mail, or if delivered, upon delivery; except that notices pursuant to Article II or XII shall not be effective until actually received by the Administrative Agent.

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

     13.3 No Waiver; Cumulative Remedies. No failure to exercise and no delay in exercising, on the part of the Administrative Agent or any Bank, any right, remedy, power or privilege hereunder, shall operate as a waiver thereof; nor shall any single or partial exercise of any right, remedy, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, remedy, power or privilege.

     13.4 Costs and Expenses. The Guarantor and the Company, jointly and severally shall:

           (a) whether or not the transactions contemplated hereby are consummated, pay or reimburse BofA within five Business Days after demand (subject to subsection 4.1(a)(v)) for all costs and expenses incurred by BofA in connection with the development, preparation, delivery, administration and execution of, and any amendment, supplement, waiver or modification to (in each case, whether or not consummated), this Agreement, any Loan Document and any other documents prepared in connection herewith or therewith, and the consummation of the transactions contemplated hereby and thereby, including reasonable Attorney Costs incurred by BofA with respect thereto; and

           (b) pay or reimburse each Agent, the Arranger and each Bank within five Business Days after demand (subject to subsection 4.1(a)(v)) for all costs and expenses (including reasonable Attorney Costs) incurred by them in connection with the enforcement, attempted enforcement, or preservation of any rights or remedies under this Agreement or any other Loan Document during the existence of an Event of Default or after acceleration of the Loans (including in connection with any "workout" or restructuring regarding the Loans, and including in any Insolvency Proceeding or appellate proceeding).

     13.5 Indemnity. Whether or not the transactions contemplated hereby are consummated, the Guarantor and the Company, jointly and severally, shall indemnify and hold the Agent-Related Persons, and each Bank and each of its respective officers, directors, employees, counsel, agents and attorneys-in-fact (each, an "Indemnified Person") harmless from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, charges, expenses and disbursements (including Attorney Costs) of any kind or nature whatsoever which may at any time (including at any time following repayment of the Loans and the termination, resignation or replacement of the Administrative Agent or replacement of any Bank) be imposed on, incurred by or asserted against any such Person in any way relating to or arising out of this Agreement or any document contemplated by or referred to herein, or the transactions contemplated hereby, or any action taken or omitted by any such Person under or in connection with any of the foregoing, including with respect to any investigation, litigation or proceeding (including any Insolvency Proceeding or appellate proceeding) related to or arising out of this Agreement or the Loans or the use of the proceeds thereof, whether or not any Indemnified Person is a party thereto (all the foregoing, collectively, the "Indemnified Liabilities"); provided, that the Guarantor and the Company shall have no obligation hereunder to any Indemnified Person with respect to Indemnified Liabilities resulting solely from the gross negligence or willful misconduct of such Indemnified Person; and provided, further, that the Indemnified Persons shall, at the Company's request, only use one counsel among them unless any such Indemnified Person determines in its sole discretion that its interests may differ from any other Indemnified Person. The agreements in this Section shall survive payment of all other Obligations.

     13.6 Payments Set Aside. To the extent that the Company or the Guarantor makes a payment to the Administrative Agent or the Banks, or the Administrative Agent or the Banks exercise their right of set-off, and such payment or the proceeds of such set-off or any part thereof are subsequently invalidated, declared to be fraudulent or preferential, set aside or required (including pursuant to any settlement entered into by the Administrative Agent or such Bank in its discretion) to be repaid to a trustee, receiver or any other party, in connection with any Insolvency Proceeding or otherwise, then (a) to the extent of such recovery the obligation or part thereof originally intended to be satisfied shall be revived and continued in full force and effect as if such payment had not been made or such set-off had not occurred, and (b) each Bank severally agrees to pay to the Administrative Agent upon demand its pro rata share of any amount so recovered from or repaid by the Administrative Agent.

     13.7 Successors and Assigns. The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, except that the Guarantor and the Company may not assign or transfer any of its rights or obligations under this Agreement without the prior written consent of the Administrative Agent and each Bank.

     13.8 Assignments, Participations, etc. (a) Any Bank may, with the written consent of the Company at all times other than during the existence of an Event of Default, and the Administrative Agent, which consents shall not be unreasonably withheld, at any time assign and delegate to one or more Eligible Assignees (provided that no written consent of the Company or the Administrative Agent shall be required in connection with any assignment and delegation by a Bank to an Eligible Assignee that is an Affiliate of such Bank) (each an "Assignee") all, or any ratable part of all, of the Loans, the Commitments and the other rights and obligations of such Bank hereunder, in a minimum amount such that the Assignee after giving effect to such assignment shall hold at least $10,000,000 of the Commitments (or if less the aggregate amount of the Commitments of the Bank so assigning); provided, however, that the Company and the Administrative Agent may continue to deal solely and directly with such Bank in connection with the interest so assigned to an Assignee until (i) written notice of such assignment, together with payment instructions, addresses and related information with respect to the Assignee, shall have been given to the Company and the Administrative Agent by such Bank and the Assignee; (ii) such Bank and its Assignee shall have delivered to the Company and the Administrative Agent an Assignment and Acceptance in the form of Exhibit E ("Assignment and Acceptance") together with any Note or Notes subject to such assignment and
(iii) the assignor Bank or Assignee has paid to the Administrative Agent a processing fee in the amount of $3,500 (such processing fee to be payable, without limitation, in connection with assignments from a Bank to another Bank).

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

           (c) Within five Business Days after its receipt of notice by the Administrative Agent that it has received an executed Assignment and Acceptance and payment of the processing fee, (and provided that it consents to such assignment in accordance with subsection 13.8(a)), the Company shall execute and deliver to the Administrative Agent, a new Note evidencing such Assignee's assigned Loans and Commitment and, if the assignor Bank has retained a portion of its Loans and its Commitment, a replacement Note in the principal amount of the Loans retained by the assignor Bank (such Note to be in exchange for, but not in payment of, the Note held by such Bank). Immediately upon each Assignee's making its processing fee payment under the Assignment and Acceptance, this Agreement shall be deemed to be amended to the extent, but only to the extent, necessary to reflect the addition of the Assignee and the resulting adjustment of the Commitments arising therefrom. The Commitment allocated to each Assignee shall reduce such Commitment of the assigning Bank pro tanto.

           (d) Any Bank may at any time sell to one or more commercial banks or other Persons not Affiliates of the Company (a "Participant") participating interests in any Loans, the Commitment of that Bank and the other interests of that Bank (the "originating Bank") hereunder and under the other Loan Documents; provided, however, that (i) the originating Bank's obligations under this Agreement shall remain unchanged, (ii) the originating Bank shall remain solely responsible for the performance of such obligations, (iii) the Company and the Administrative Agent shall continue to deal solely and directly with the originating Bank in connection with the originating Bank's rights and obligations under this Agreement and the other Loan Documents, and (iv) no Bank shall transfer or grant any participating interest under which the Participant has rights to approve any amendment to, or any consent or waiver with respect to, this Agreement or any other Loan Document, except to the extent such amendment, consent or waiver would require unanimous consent of the Banks as described in the first proviso to Section 13.1. In the case of any such participation, the Participant shall be entitled to the benefit of Sections 3.1,
3.3 and 13.5 as though it were also a Bank hereunder, and not have any rights under this Agreement, or any of the other Loan Documents, and all amounts payable by the Company hereunder shall be determined as if such Bank had not sold such participation; except that, if amounts outstanding under this Agreement are due and unpaid, or shall have been declared or shall have become due and payable upon the occurrence of an Event of Default, each Participant shall be deemed to have the right of set-off in respect of its participating interest in amounts owing under this Agreement to the same extent as if the amount of its participating interest were owing directly to it as a Bank under this Agreement.

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

     13.9 Confidentiality. Each Bank agrees to take and to cause its Affiliates to take normal and reasonable precautions and exercise due care to maintain the confidentiality of all information identified as "confidential" or "secret" by the Company and provided to it by the Guarantor or any Subsidiary, or by any Agent or the Arranger on such Guarantor's or Subsidiary's behalf, under this Agreement or any other Loan Document, and neither it nor any of its Affiliates shall use any such information other than in connection with or in enforcement of this Agreement and the other Loan Documents or in connection with other business now or hereafter existing or contemplated with the Guarantor or any Subsidiary; except to the extent such information (i) was or becomes generally available to the public other than as a result of disclosure by the Bank, or
(ii) was or becomes available on a non-confidential basis from a source other than the Guarantor or the Company, provided that such source is not bound by a confidentiality agreement with the Guarantor or the Company known to the Bank; provided, however, that any Bank may disclose such information (A) at the request or pursuant to any requirement of any Governmental Authority to which the Bank is subject or in connection with an examination of such Bank by any such authority; (B) pursuant to subpoena or other court process; (C) when required to do so in accordance with the provisions of any applicable Requirement of Law; (D) to the extent reasonably required in connection with any litigation or proceeding to which the Administrative Agent, any Bank or their respective Affiliates may be party; (E) to the extent reasonably required in connection with the exercise of any remedy hereunder or under any other Loan Document; (F) to such Bank's independent auditors and other professional advisors; (G) to any Participant or Assignee, actual or potential, provided that such Person agrees in writing to keep such information confidential to the same extent required of the Banks hereunder; (H) as to any Bank or its Affiliate, as expressly permitted under the terms of any other document or agreement regarding confidentiality to which the Guarantor or any Subsidiary is party or is deemed party with such Bank or such Affiliate; and (I) to its Affiliates.

     13.10 Set-off. In addition to any rights and remedies of the Banks provided by law, if an Event of Default exists or the Loans have been accelerated, each Bank is authorized at any time and from time to time, without prior notice to the Company or the Guarantor, any such notice being waived by the Company and the Guarantor to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held by, and other indebtedness at any time owing by, such Bank to or for the credit or the account of the Company or the Guarantor against any and all Obligations owing to such Bank by the Company or the Guarantor, as applicable, now or hereafter existing, irrespective of whether or not the Administrative Agent or such Bank shall have made demand under this Agreement or any Loan Document and although such Obligations may be contingent or unmatured. Each Bank agrees promptly to notify the Company and the Administrative Agent after any such set-off and application made by such Bank; provided, however, that the failure to give such notice shall not affect the validity of such set-off and application.

     13.11 Automatic Debits of Fees. With respect to any fee, or any other cost or expense (including Attorney Costs) due and payable to the Agents, BofA, BNY or Deutsche or the Arranger under the Loan Documents, the Company hereby irrevocably authorizes BNY, Deutsche and BofA to debit any deposit account of the Company with BNY, Deutsche or BofA in an amount such that the aggregate amount debited from all such deposit accounts does not exceed such fee or other cost or expense. If there are insufficient funds in such deposit accounts to cover the amount of the fee or other cost or expense then due, such debits will be reversed (in whole or in part, in BofA's, BNY's or Deutsche's sole discretion) and such amount not debited shall be deemed to be unpaid. No such debit under this Section shall be deemed a set-off.

     13.12 Notification of Addresses, Lending Offices, Etc. Each Bank shall notify the Administrative Agent in writing of any changes in the address to which notices to the Bank should be directed, of addresses of any Lending Office, of payment instructions in respect of all payments to be made to it hereunder and of such other administrative information as the Administrative Agent shall reasonably request.

     13.13 Counterparts. This Agreement may be executed in any number of separate counterparts, each of which, when so executed, shall be deemed an original, and all of said counterparts taken together shall be deemed to constitute but one and the same instrument.

     13.14 Severability. The illegality or unenforceability of any provision of this Agreement or any instrument or agreement required hereunder shall not in any way affect or impair the legality or enforceability of the remaining provisions of this Agreement or any instrument or agreement required hereunder.

     13.15 No Third Parties Benefited. This Agreement is made and entered into for the sole protection and legal benefit of the Guarantor, the Company, the Banks, the Agents and the Agent-Related Persons, and their permitted successors and assigns, and no other Person shall be a direct or indirect legal beneficiary of, or have any direct or indirect cause of action or claim in connection with, this Agreement or any of the other Loan Documents.

     13.16 Governing Law and Jurisdiction. (a) This Agreement and the Notes Shall be Governed By, and Construed in Accordance With, the Law of the State of New York; Provided That the Agents and the Banks Shall Retain All Rights Arising Under Federal Law.

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

     13.17 Waiver of Jury Trial. the Guarantor, the Company, the Banks and the Agents Each Waive Their Respective Rights to a Trial by Jury of Any Claim or Cause of Action Based Upon or Arising Out of or Related to This Agreement, the Other Loan Documents, or the Transactions Contemplated Hereby or Thereby, in Any Action, Proceeding or Other Litigation of Any Type Brought by Any of the Parties Against Any Other Party or Any Agent-related Person, Participant or Assignee, Whether With Respect to Contract Claims, Tort Claims, or Otherwise. the Guarantor, the Company, the Banks and the Agents Each Agree That Any Such Claim or Cause of Action Shall be Tried by a Court Trial Without a Jury. Without Limiting the Foregoing, the Parties Further Agree That Their Respective Right to a Trial by Jury is Waived by Operation of This Section as to Any Action, Counterclaim or Other Proceeding Which Seeks, in Whole or in Part, to Challenge the Validity or Enforceability of This Agreement or the Other Loan Documents or Any Provision Hereof or Thereof. This Waiver Shall Apply to Any Subsequent Amendments, Renewals, Supplements or Modifications to This Agreement and the Other Loan Documents.

     13.8 Entire Agreement. This Agreement, together with the other Loan Documents, embodies the entire agreement and understanding among the Guarantor, the Company, the Banks and the Agents, and supersedes all prior or contemporaneous agreements and understandings of such Persons, verbal or written, relating to the subject matter hereof and thereof.

51135219      99512352
                                      S-13

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered by their proper and duly authorized officers as of the day and year first above written.

                                   PHOENIX INVESTMENT PARTNERS, LTD


                                   By: /s/ William R. Moyer

                                   Title:  Senior V.P. and CFO

   IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered by their proper and duly authorized officers as of the day and year first above written.


                                   PHOENIX HOME LIFE MUTUAL INSURANCE COMPANY


                                   By:  /s/ Raymond E. Cummings

                                   Title:  Treasurer

  IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered by their proper and duly authorized officers as of the day and year first above written.


                                   BANK OF AMERICA NATIONAL TRUST
                                   AND SAVINGS ASSOCIATION, as
                                   Administrative Agent


                                   By:  /s/ Elizabeth W.F. Bishop

                                   Title:  Vice President

  IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered by their proper and duly authorized officers as of the day and year first above written.


                                   BANK OF AMERICA NATIONAL TRUST
                                   AND SAVINGS ASSOCIATION, as a
                                   Bank


                                   By:  /s/ Elizabeth W.F. Bishop

                                   Title:  Vice President

  IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered by their proper and duly authorized officers as of the day and year first above written.



                                   DEUTSCHE BANK AG, New York branch,
                                   as Syndication Agent


                                   By:  /s/ George Kudnosky

                                   Title:  Vice President


                                   By:  /s/ Ruth Leung

                                   Title:  Director

  IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered by their proper and duly authorized officers as of the day and year first above written.


                                   DEUTSCHE BANK AG, New York branch
                                   and/or Cayman Islands branch,
                                   as a Bank


                                   By:  /s/ George Korchowsky

                                   Title:  Vice President


                                   By:  /s/ Ruth Leung

                                   Title:  Director

  IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered by their proper and duly authorized officers as of the day and year first above written.



                                   THE BANK OF NEW YORK,
                                   as Documentation Agent


                                   By:  /s/ Scott H. Buitekant

                                   Title:  Vice President

  IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered by their proper and duly authorized officers as of the day and year first above written.


                                   THE BANK OF NEW YORK,
                                    as a Bank


                                   By:  /s/ Scott H. Buitekant

                                   Title:  Vice President

  IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered by their proper and duly authorized officers as of the day and year first above written.

                                   FLEET NATIONAL BANK,
                                    as a Bank


                                   By:  /s/ Elizabeth B. Shelley

                                   Title:  Vice President

  IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered by their proper and duly authorized officers as of the day and year first above written.

                                BANK OF MONTREAL,
                                    as a Bank


                                   By:  /s/ Bruce A. Pietka

                                   Title:  Vice President

  IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered by their proper and duly authorized officers as of the day and year first above written.


                                   SUNTRUST BANK, ATLANTA,
                                    as a Bank


                                   By:  /s/ Jennifer Harrelson

                                   Title:  Vice President


                                   By:  /s/ John O. Fields, Jr.

                                   Title:  Vice President

  IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered by their proper and duly authorized officers as of the day and year first above written.


                                   STATE STREET BANK AND TRUST COMPANY,
                                    as a Bank


                                   By:  /s/ Edward M. Anderson

                                   Title:  Vice President

  IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered by their proper and duly authorized officers as of the day and year first above written.


                                BANKBOSTON, N.A.,
                                    as a Bank


                                   By:  /s/ Charles A. Garrity

                                   Title:  Vice President

51135219      99512352


                                 SCHEDULE 1.1

                               PRICING SCHEDULE



-------------------------------------------------------------------------------

                                   Applicable
                                   Margin for
 S&P Rating/Moody's Rating of      Eurodollar Rate
           Guarantor                    Loans            Applicable Fee Rate
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

            AA/Aa2                      0.22%                   0.08%
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

            AA-/Aa3                     0.26%                   0.09%
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

             A+/A1                      0.30%                   0.10%
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

             A/A2                       0.34%                   0.11%
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

        A-/A3 or lower                  0.375%                 0.125%
-------------------------------------------------------------------------------


      Initially, the Applicable Margin for Eurodollar Rate Loans and the Applicable Fee Rate shall be 0.26% and 0.09%, respectively. The Applicable Margin and the Applicable Fee Rate shall be adjusted concurrently with any change in the Rating of the Guarantor. In the event of a split between the Moody's Rating and the S&P Rating, the higher Applicable Margin and Applicable Fee Rate shall be applicable.

                                 SCHEDULE 2.1




                                   COMMITMENTS
                               AND PRO RATA SHARES


-------------------------------------------------------------------------------

        Bank                           Commitments
                                                           Pro Rata Share

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Bank of America National Trust         $30,000,000            17.14286%
and Savings Association
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Deutsche Bank Securities, Inc.         $27,500,000            15.71429%
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

The Bank of New York                   $27,500,000            15.71429%
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Fleet National Bank                    $22,500,000            12.85714%
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Bank of Montreal                       $22,500,000            12.85714%
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Bank Boston, N.A.                      $15,000,000            8.57143%
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

State Street Bank and Trust            $15,000,000            8.57143%
Company
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

SunTrust Bank, Atlanta                 $15,000,000            8.57143%
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

              TOTAL                   $175,000,000             100.0%
-------------------------------------------------------------------------------