Form 10-Q
period 1999-06-30
PHOENIX INVESTMENT PARTNERS LTD/CT
filed 1999-08-11
CIK 883237

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


                  For the quarterly period ended June 30, 1999



                        PHOENIX INVESTMENT PARTNERS, LTD.



              DELAWARE                                 95-4191764
      (State of Incorporation)            (I.R.S. Employer Identification No.)


56 Prospect St., Hartford, Connecticut  06115-0480   (860) 403-7667
(Address of principal executive offices)     (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


On July 31, 1999, the registrant had 43,909,424 shares of $.01 par value common stock outstanding.

                     PHOENIX INVESTMENT PARTNERS, LTD. AND SUBSIDIARIES

                           Quarter Ended June 30, 1999

                                      Index


PART I -   FINANCIAL INFORMATION:

                                                                       Page
  Item 1.  Consolidated Financial Statements:

           Consolidated Condensed Statements of Financial Condition.    3
              June 30, 1999 and December 31, 1998

           Consolidated Statements of Income .......................    4
              Three Months Ended June 30, 1999 and
              Three Months Ended June 30, 1998

           Consolidated Statements of Income and
           Comprehensive Income ....................................    5
              Six Months Ended June 30, 1999 and
              Six Months Ended June 30, 1998

           Consolidated Condensed Statements of Cash Flows .........    6
              Six Months Ended June 30, 1999 and
              Six Months Ended June 30, 1998

           Notes to Consolidated Financial Statements ..............    7


  Item 2.  Management's Discussion and Analysis of:

           Results of Operations and Financial Condition............   14

           Liquidity and Capital Resources..........................   20

           Market Risk..............................................   21

           Impact of the Year 2000 Issue............................   21

           Cautionary Statement under Section 21E of the Securities
              Exchange Act of 1934..................................   22


PART II -  OTHER INFORMATION:


  Item 1.  Legal Proceedings........................................   23

  Item 4.  Submission of Matters to a Vote of Security Holders......   23

  Item 6.  Exhibits and Reports on Form 8-K.........................   23

  Signatures........................................................   24

PART  I. Financial Information
 Item 1. Consolidated Financial Statements


                     Phoenix Investment Partners, Ltd. and Subsidiaries
                  Consolidated Condensed Statements of Financial Condition
                                    (in thousands)
                                                        (Unaudited)
                                                          June 30,  December 31,
                                                            1999        1998
Assets
Current Assets
 Cash and cash equivalents                               $  32,888    $ 29,298
 Marketable securities, at market                           18,449      16,275
 Accounts receivable                                        37,021      35,015
 Prepaid expenses and other current assets                   3,782       2,951
                                                         ---------    --------
   Total current assets                                     92,140      83,539

 Deferred commissions                                        1,811       2,798
 Furniture, equipment and leasehold improvements, net       11,862       8,589
 Goodwill and intangible assets, net                       571,811     446,657
 Long-term investments and other assets                     25,391      22,135
                                                         ---------    --------
   Total assets                                          $ 703,015    $563,718
                                                         =========    ========

Liabilities and Stockholders' Equity
Current Liabilities
 Accounts payable and other accrued liabilities          $  35,059    $ 39,659
 Payables to related parties                                 3,471       3,032
 Broker-dealer payable                                      11,082       9,568
 Current portion of long-term debt                             889         964
                                                         ---------    --------
   Total current liabilities                                50,501      53,223

Deferred taxes, net                                         52,057      53,446
Long-term debt, net of current portion                       1,394       1,718
Convertible subordinated debentures                         76,364      76,364
Credit facilities                                          275,000     140,000
Lease obligations and other long-term liabilities            3,689       4,843
                                                         ---------    --------
   Total liabilities                                       459,005     329,594
                                                         ---------    --------

Minority Interest                                            2,139       2,531
                                                         ---------    --------

Stockholders' Equity
Common stock, $.01 par value, 100,000,000 shares
 authorized, 45,645,224 and 45,172,258 shares issued,
 and 43,913,124 and 43,710,458 shares outstanding              456         451
Additional paid-in capital                                 198,609     195,224
Retained earnings                                           52,655      44,482
Accumulated other comprehensive income                       4,558       3,571
Unearned compensation on restricted stock                   (1,909)     (1,529)
Treasury stock, at cost, 1,732,100 and 1,461,800 shares    (12,498)    (10,606)
                                                         ---------    --------
   Total stockholders' equity                              241,871     231,593
                                                         ---------    --------
   Total liabilities and stockholders' equity            $ 703,015    $563,718
                                                         =========    ========




              The accompanying notes are an integral part of these statements.

                     Phoenix Investment Partners, Ltd. and Subsidiaries
                 Consolidated Statements of Income and Comprehensive Income
                        (in thousands, except per share data)

                                                              (Unaudited)
                                                     Three Months Ended June 30,
                                                            1999        1998
Revenues
Investment management fees                               $  63,065    $ 48,784
Mutual funds - ancillary fees                                8,413       6,468
Other income and fees                                        1,167         730
                                                         ---------    --------
   Total revenues                                           72,645      55,982
                                                         ---------    --------

Operating Expenses
Employment expenses                                         29,118      22,289
Other operating expenses                                    16,711      15,057
Depreciation and amortization of
  leasehold improvements                                       940         960
Amortization of goodwill and intangible assets               7,991       5,509
Amortization of deferred commissions                           444         265
                                                         ---------    --------
   Total operating expenses                                 55,204      44,080
                                                         ---------    --------

Operating Income                                            17,441      11,902
                                                         ---------    --------

Equity in Earnings of Unconsolidated Affiliates                301       1,126
                                                         ---------    --------

Other Income - Net                                             653          83
                                                         ---------    --------

Interest (Expense) Income - Net
Interest expense                                            (5,119)     (3,946)
Interest income                                                733         472
                                                         ---------    --------
   Total interest expense - net                             (4,386)     (3,474)
                                                         ---------    --------

Income to Minority Interest                                   (849)       (465)
                                                         ---------    --------

Income Before Income Taxes                                  13,160       9,172
Provision for income taxes                                   5,780       4,041
                                                         ---------    --------
Net Income                                                   7,380       5,131

Other Comprehensive Income, Net of Tax
Unrealized gains (losses) on
  securities available-for-sale                                863      (2,130)
Foreign currency translation adjustment                                   (703)
                                                         ---------    --------
   Total other comprehensive income (loss)                     863      (2,833)
                                                         ---------    --------
Comprehensive Income                                     $   8,243    $  2,298
                                                         =========    ========

Net Income                                               $   7,380    $  5,131
Series A preferred stock dividends                                          34
                                                         ---------    --------
Income available to common stockholders                  $   7,380    $  5,097
                                                         =========    ========

Weighted average shares outstanding
   Basic                                                    43,839      44,321
   Diluted                                                  54,226      54,497

Earnings per share
   Basic                                                 $     .17    $    .12
   Diluted                                               $     .15    $    .11

              The accompanying notes are an integral part of these statements.

                     Phoenix Investment Partners, Ltd. and Subsidiaries
                 Consolidated Statements of Income and Comprehensive Income
                         (in thousands, except per share data)

                                                               (Unaudited)
                                                       Six Months Ended June 30,
                                                            1999        1998
Revenues
Investment management fees                               $ 118,090    $ 94,438
Mutual funds - ancillary fees                               15,741      12,622
Other income and fees                                        2,133       1,379
                                                         ---------    --------
   Total revenues                                          135,964     108,439
                                                         ---------    --------

Operating Expenses
Employment expenses                                         55,772      45,020
Other operating expenses                                    31,224      26,749
Depreciation and amortization of
  leasehold improvements                                     1,844       1,873
Amortization of goodwill and intangible assets              14,305      11,013
Amortization of deferred commissions                         1,009         605
                                                         ---------    --------
   Total operating expenses                                104,154      85,260
                                                         ---------    --------

Operating Income                                            31,810      23,179
                                                         ---------    --------

Equity in Earnings of Unconsolidated Affiliates                466       2,055
                                                         ---------    --------

Other Income - Net                                             698         598
                                                         ---------    --------

Interest (Expense) Income - Net
Interest expense                                            (8,905)     (6,898)
Interest income                                              1,460         867
                                                         ---------    --------
   Total interest expense - net                             (7,445)     (6,031)
                                                         ---------    --------

Income to Minority Interest                                 (1,586)       (953)
                                                         ---------    --------

Income Before Income Taxes                                  23,943      18,848
Provision for income taxes                                  10,525       8,292
                                                         ---------    --------
Net Income                                                  13,418      10,556

Other Comprehensive Income, Net of Tax
Unrealized gains (losses) on
   securities available-for-sale                               987      (2,565)
Foreign currency translation adjustment                                   (511)
                                                         ---------    --------
   Total other comprehensive income (loss)                     987      (3,076)
                                                         ---------    --------
Comprehensive Income                                     $  14,405    $  7,480
                                                         =========    ========

Net Income                                               $  13,418    $ 10,556
Series A preferred stock dividends                                       1,223
                                                         ---------    --------
Income available to common stockholders                  $  13,418    $  9,333
                                                         =========    ========

Weighted average shares outstanding
   Basic                                                    43,749      44,132
   Diluted                                                  53,658      54,162

Earnings per share
   Basic                                                 $     .31    $    .21
   Diluted                                               $     .28    $    .21

              The accompanying notes are an integral part of these statements.

                     Phoenix Investment Partners, Ltd. and Subsidiaries
                      Consolidated Condensed Statements of Cash Flows
                                    (in thousands)

                                                                (Unaudited)
                                                       Six Months Ended June 30,
                                                            1999        1998
Cash Flows from Operating Activities:
  Net income                                             $ 13,418      $10,556
   Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization of
      leasehold improvements                                1,844        1,873
    Amortization of goodwill and intangible assets         14,305       11,013
    Amortization of deferred commissions                    1,009          605
    Income to minority interest                             1,586          953
    Compensation recognized under employee
      benefit plans                                           796
    Equity in earnings of unconsolidated
      affiliates, net of dividends                           (274)         370
    Changes in other operating assets                         484       (3,171)
    Changes in other operating liabilities                (10,357)      (3,596)
                                                         --------      -------
   Net cash provided by operating activities               22,811       18,603
                                                         --------      -------

Cash Flows from Investing Activities:
  Purchase of subsidiaries, net of cash acquired         (138,551)      (5,853)
  Sale (purchase) of marketable securities, net               543         (824)
  Capital expenditures, net                                (2,769)      (1,482)
  Distributions to minority interest                       (1,978)        (643)
  Purchase of long-term investments                        (4,515)        (567)
  Proceeds from long-term investments                         490
                                                         --------      -------
   Net cash used in investing activities                 (146,780)      (9,369)
                                                         --------      -------

Cash Flows from Financing Activities:
  Proceeds from (repayment of) borrowings, net            132,868       (5,446)
  Dividends paid                                           (5,246)      (6,797)
  Stock repurchases                                        (1,892)      (2,002)
  Proceeds from issuance of stock                           2,003        1,118
  Other financing activities                                 (174)
                                                         --------      -------
   Net cash provided by (used in) financing activities    127,559      (13,127)
                                                         --------      -------

Net increase (decrease) in cash and cash equivalents        3,590       (3,893)
Cash and cash equivalents, beginning of period             29,298       21,872
                                                         --------      -------
   Cash and Cash Equivalents, End of Period              $ 32,888      $17,979
                                                         ========      =======


Supplemental Cash Flow Information:
   Interest paid                                         $  8,799      $ 6,809
   Income taxes paid                                     $ 20,760      $13,140






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

   The purchase price for Zweig represents the consideration paid and the direct costs incurred by PXP related to the purchase. Preliminary analyses have been performed in order to identify intangible assets and to allocate purchase price to such assets. Additional information is necessary to complete the purchase price allocation. The excess of purchase price over the fair value of acquired net tangible assets of Zweig totaled $135.4 million. Of this excess purchase price, $78.1 million has been preliminarily allocated to intangible assets, primarily associated with investment management contracts, which are being amortized over their estimated useful lives using the straight-line method. The average estimated useful life of the intangible assets is approximately 12 years. The remaining excess purchase price of $57.4 million has been classified as goodwill and is being amortized over 40 years using the straight-line method. Related amortization of $3.2 million has been expensed for the year to date period ended June 30, 1999.

   The following table summarizes the preliminary calculation and allocation of Zweig's purchase price (in thousands):

    Purchase Price:
    Consideration paid                               $ 135,000
    Transaction costs                                    2,391
                                                     ---------
       Total Purchase Price                          $ 137,391
                                                     =========

    Purchase Price Allocation:
    Fair value of acquired net assets                $   1,966
    Identified intangibles                              78,063
    Goodwill                                            57,362
                                                     ---------
       Total Allocation of Purchase Price            $ 137,391
                                                     =========

4. Pro Forma Results

   PXP's financial results for 1999 include the operations of Zweig from March 1, 1999, while the second quarter and first six months of 1998 exclude the operations of Zweig. Management believes that, for comparative purposes, the most meaningful financial presentation for these periods is on a pro forma basis.

   The following pro forma financial information for the three and six months ended June 30, 1999 and 1998 is derived from the historical financial statements of PXP and Zweig, and gives effect to the acquisition of Zweig by PXP assuming the acquisition was effected on January 1, 1998. The pro forma financial information does not necessarily reflect the actual results that would have been obtained had the acquisition taken effect on the aforementioned assumed date.

                                       Pro Forma              Pro Forma
                           Three Months Ended June 30, Six Months Ended June 30,
                                  1999         1998       1999        1998
                                 -------     --------    -------    -------
                                  (in thousands, except per share amounts)

    Revenues                     $72,646     $ 67,019   $142,648   $130,043
                                 -------     --------   --------   --------
    Employment expenses           29,118       24,920     58,236     50,282
    Other operating expenses      18,096       19,657     35,357     35,601
    Amortization of goodwill and
      intangible assets            7,991        7,991     15,940     15,940
                                 -------     --------   --------   --------
    Operating income              17,441       14,451     33,115     28,220
    Other income - net               954        1,209      1,164      2,653
    Interest expense - net        (4,386)      (5,366)    (8,729)    (9,856)
    Income to minority interest     (849)        (465)    (1,586)      (953)
                                 -------     --------   --------   --------
    Income before income taxes    13,160        9,829     23,964     20,064
    Provision for income taxes     5,748        4,413     10,534      8,992
                                 -------     --------   --------   --------
    Net income                   $ 7,412     $  5,416   $ 13,430   $ 11,072
                                 =======     ========   ========   ========

    Earnings per share
      Basic                      $   .17     $    .12    $   .31    $   .22
      Diluted                    $   .15     $    .11    $   .28    $   .22

5. Dividends and Other Capital Transactions

   On August 5, 1999, PXP's Board of Directors declared a quarterly dividend of $.06 per common share payable September 9, 1999, to stockholders of record on August 27, 1999. PXP intends to continue to pay quarterly cash dividends, however, future payment of cash dividends by PXP will depend upon the financial condition, capital requirements and earnings of PXP.

   On April 3, 1998, PXP exchanged 3.2 million shares of Series A Convertible Exchangeable Preferred Stock (Preferred Stock) for 6% Convertible Subordinated Debentures (Debentures) due 2015. Each share of outstanding Preferred Stock, including unpaid and accrued dividends, was exchanged for a Debenture with a $25.00 face value. Interest on the Debentures for the period from June 10, 1999 through September 9, 1999 will be payable on September 10, 1999 to registered holders as of August 20, 1999.

   As of June 30, 1999, the Company, in accordance with the previously announced stock repurchase program, had purchased a total of 1,732,100 shares of PXP common stock at a cost of $12.5 million.

6. Segment Information

   PXP has determined that its reportable segments are those based on the method used for internal reporting, which disaggregates the business by customer category. PXP's reportable segments are its retail and institutional lines of business. The retail line primarily serves the individual investor by acting as advisor to and, in certain instances, distributor for open-end mutual funds and managed accounts. The institutional line provides management services primarily to corporate entities,closed-end funds, and multi-employer retirement funds, as well as endowment, insurance and other special purpose funds.

   The following tables summarize pertinent financial information relative to PXP's operations:

     Six Months Ended June 30, 1999     Retail Institutional All Other  Total
                                                  (in thousands)

     Revenues                           $ 86,080  $48,834   $ 1,050   $135,964
                                        --------  -------   -------   --------
     Employment and
      other operating expenses            55,904   33,051       894     89,849
     Amortization of goodwill
      and intangible assets                7,938    6,367               14,305
                                        --------  -------   -------   --------
     Operating income                     22,238    9,416       156     31,810
     Other (expense) income - net            (90)     294       960      1,164
     Interest expense                     (4,520)  (2,031)   (2,354)    (8,905)
     Interest income                         328       90     1,042      1,460
     Minority interest                             (1,586)              (1,586)
                                        --------  -------   -------   --------
     Income (loss) before income taxes  $ 17,956  $ 6,183   $  (196)  $ 23,943
                                        ========  =======   =======   ========

                                                     (in millions)
     Assets under management            $ 25,351  $34,143   $  --     $ 59,494
                                        ========  =======   =======   ========

     Six Months Ended June 30, 1998     Retail Institutional All Other  Total
                                                  (in thousands)

     Revenues                           $ 69,987  $37,402   $ 1,050   $108,439
                                        --------  -------   -------   --------
     Employment and
      other operating expenses            50,051   24,196               74,247
     Amortization of goodwill
      and intangible assets                6,297    4,716               11,013
                                        --------  -------   -------   --------
     Operating income                     13,639    8,490     1,050     23,179
     Other income - net                        2      376     2,275      2,653
     Interest expense                     (4,865)    (828)   (1,205)    (6,898)
     Interest income                         226       42       599        867
     Minority interest                               (953)                (953)
                                        --------  -------   -------   --------
     Income before income taxes         $  9,002  $ 7,127   $ 2,719   $ 18,848
                                        ========  =======   =======   ========

                                                     (in millions)
     Assets under management            $ 20,378  $30,169   $  --     $ 50,547
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

7. Comprehensive Income

   The components of other comprehensive income, and related tax effects, are as follows (in thousands):

    Three Months Ended June 30, 1999                          Tax
                                              Before-Tax    (Expense) Net-of-Tax
                                                Amount       Benefit     Amount

    Unrealized gains on securities
      available-for-sale:
      Unrealized holding gains arising
        during period                           $1,463      $   (600)   $   863
                                                ------      --------    -------
    Other comprehensive income                  $1,463      $   (600)   $   863
                                                ======      ========    =======

    Six Months Ended June 30, 1999                            Tax
                                              Before-Tax    (Expense) Net-of-Tax
                                                Amount       Benefit     Amount

    Unrealized gains on securities
      available-for-sale:
      Unrealized holding gains arising
        during period                           $1,673      $   (686)   $   987
                                                ------      --------    -------
    Other comprehensive income                  $1,673      $   (686)   $   987
                                                ======      ========    =======

    Three Months Ended June 30, 1998                          Tax
                                              Before-Tax    (Expense) Net-of-Tax
                                                Amount       Benefit     Amount
    Unrealized losses on securities
      available-for-sale:
      Unrealized holding losses arising
        during period                           $(3,610)    $  1,480    $(2,130)
    Foreign currency translation adjustment      (1,192)         489       (703)
                                                -------     --------    -------
    Other comprehensive loss                    $(4,802)    $  1,969    $(2,833)
                                                =======     ========    =======


    Six Months Ended June 30, 1998                            Tax
                                              Before-Tax    (Expense) Net-of-Tax
                                                Amount       Benefit     Amount
    Unrealized losses on securities
      available-for-sale:
      Unrealized holding losses arising
        during period                           $(4,347)    $  1,782    $(2,565)
    Foreign currency translation adjustment        (866)         355       (511)
                                                -------     --------    -------
    Other comprehensive loss                    $(5,213)    $  2,137    $(3,076)
                                                =======     ========    =======


   The  following  tables  summarize   accumulated  other  comprehensive  income
   balances (in thousands):

    As of June 30, 1999:                                            Accumulated
                                                       Unrealized      Other
                                                     Gains(Losses) Comprehensive
                                                     on Securities    Income

    Balance as of December 31, 1998                      $  3,571    $   3,571
    Current period change                                     987          987
                                                         --------    ---------
    Balance as of June 30, 1999                          $  4,558    $   4,558
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

   The following tables reconcile PXP's basic earnings per share to diluted earnings per share:

                                       For the Three Months Ended June 30, 1999
                                                                Per-Share
                                         Income       Shares      Amount
                                           (in thousands)

    Basic EPS
    Income available to common
      stockholders                      $ 7,380       43,839      $  .17
                                                                  ======

    Effect of Dilutive Securities
    Stock options                                        887
    6% convertible debentures               674        9,500
                                        -------       ------

    Diluted EPS
    Income available to common
      stockholders and assumed
      conversions                       $ 8,054       54,226      $  .15
                                        =======       ======      ======


                                       For the Six Months Ended June 30, 1999
                                                                Per-Share
                                         Income       Shares      Amount
                                           (in thousands)

    Basic EPS
    Income available to common
      stockholders                      $ 13,418      43,749      $  .31
                                                                  ======

    Effect of Dilutive Securities
    Stock options                                        409
    6% convertible debentures             1,341        9,500
                                        -------       ------

    Diluted EPS
    Income available to common
      stockholders and assumed
      conversions                       $ 14,759      53,658      $  .28
                                        ========      ======      ======

                                       For the Three Months Ended June 30, 1998
                                                                Per-Share
                                         Income       Shares      Amount
                                           (in thousands)

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
                                        =======       ======      ======


                                       For the Six Months Ended June 30, 1998
                                                                Per-Share
                                         Income       Shares      Amount
                                           (in thousands)

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
                                       ========       ======      ======

9. Long-term Debt

   On March 17, 1999, PXP entered into a five year, $175 million Credit Agreement with a consortium of banks. At June 30, 1999, PXP had outstanding borrowings of $75 million under this facility. In addition, PXP had outstanding borrowings under an existing $200 million credit facility of $200 million and $140 million at June 30, 1999 and December 31, 1998, respectively. The Zweig acquisition was financed through borrowings from these credit facilities. Interest rates on both credit facilities are variable.

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

PXP  currently  operates  two  lines  of  business:   retail  and  institutional
investment management. The retail investment management line of business provides investment management services to individuals on a discretionary basis (including administrative services) with products consisting of open-end mutual funds and individually managed accounts. Individually managed accounts are primarily administered through broker-dealer sponsored and distributed wrap programs offered to high net-worth individuals. The institutional investment management line of business provides discretionary and non-discretionary investment management services primarily to corporate entities, closed-end funds, and multi-employer retirement funds, as well as endowment, insurance, and other special purpose funds.

The following table summarizes operating revenues, pre-tax income and assets under management by line of business as of, and for the six months ended, June 30, 1999 and 1998:

                                                          Assets Under
                       Revenues       Pre-Tax Income       Management
                    1999      1998     1999      1998     1999     1998
                    ----      ----     ----      ----     ----     ----
                    (in thousands)     (in thousands)      (in millions)
Retail           $ 86,080  $ 69,987  $17,956   $ 9,002  $25,351   $20,378
Institutional      48,834    37,402    6,183     7,127   34,143    30,169
All other  *        1,050     1,050     (196)    2,719
                  -------  --------  -------   -------  -------   -------
Total            $135,964  $108,439  $23,943   $18,848  $59,494   $50,547
                 ========  ========  =======   =======  =======   =======

* - All other represents corporate office revenue and expenses, which are not attributed directly to either line of business.

Results of Operations

Assets Under Management

At June 30, 1999, PXP had $59.5 billion of assets under management, an increase of $6.0 billion from December 31, 1998, and $8.9 billion from June 30, 1998. The increases from December 31, 1998 and June 30, 1998 are principally the result of the acquisition of the New York City-based Zweig Fund Group (Zweig), on March 1, 1999, which increased assets under management by $3.7 billion as of June 30, 1999, as well as positive investment performance. Sales and deposits were offset by withdrawals and redemptions during the aformentioned periods. The pro forma assets under management at June 30, 1998 assumes the Zweig assets had been acquired as of that date. Since the revenues of the Company are substantially earned based upon assets under management, this information is important to an understanding of the business.

                                                        Historical Pro Forma
                         June 30,  March 31, December 31, June 30,  June 30,
                           1999      1999       1998        1998      1998
                                            (in millions)
Retail:
  Open-end Mutual Funds  $ 16,765  $16,658    $ 14,407   $ 13,867  $ 16,599
  Managed Accounts  *       8,586    8,120       7,322      6,511     6,511
                         --------  -------    --------   --------  --------
                           25,351   24,778      21,729     20,378    23,110
                         --------  -------    --------   --------  --------

Institutional:
  Closed-end Funds          4,943    4,726       3,505      3,380     4,900
  Institutional Accounts** 20,340   20,196      19,468     18,430    18,697
  PHL General Account       8,860    8,817       8,785      8,359     8,359
                         --------  -------    --------   --------  --------
                           34,143   33,739      31,758     30,169    31,956
                         --------  -------    --------   --------  --------

                         $ 59,494  $58,517    $ 53,487   $ 50,547  $ 55,066
                         ========  =======    ========   ========  ========

* Managed Accounts represent assets which are individually managed for retail clients.
** Institutional  Accounts  include 100% of the assets managed by Seneca Capital
   Management (Seneca).


Three Months Ended June 30, 1999 Compared with Three Months Ended
June 30, 1998 - Historical

Revenues  for the three  months  ended  June 30,  1999 of $72.6  million,  which includes $8.8 million for Zweig, increased $16.7 million (30%) from $56.0 million for the same period in 1998. Excluding the effects of Zweig, the Company's revenues for the three months ended June 30, 1999 increased $7.9 million (14%) compared to the same period in 1998. Revenues for the retail and institutional lines of business, including Zweig, increased $9.5 million and $7.1 million, respectively.

Investment management fees of $63.1 million for the three months ended June 30, 1999, which includes $7.6 million for Zweig, increased $14.3 million (29%) as compared to $48.8 million for the same period in 1998. Excluding Zweig, management fees earned from the retail line of business, including managed accounts and open-end mutual funds, increased $3.2 million due to a $2.3 billion increase in average assets under management offset, in part, by a decrease in the fee schedule for certain wrap programs. Excluding Zweig, management fees earned from the institutional line of business increased $3.5 million primarily as a result of a $3.1 billion increase in average assets under management. Advisory accounts contributed $3.0 million to the increase in management fees as a result of a $2.2 billion increase in average assets managed. The overall increase in average assets managed in both the retail and institutional lines of business is due to strong investment performance, as well as positive managed accounts and institutional net asset flows, since June 30, 1998.

Mutual funds - ancillary fees, a component of the retail line of business, of $8.4 million for the three months ended June 30, 1999, which includes $.6 million for Zweig, increased $1.9 million (30%) as compared to $6.5 million for the same period in 1998. Administrative fees and net distributor fees each increased $.3 million as a result of an increase in average assets managed, principally in the Phoenix-Engemann Funds. Fund accounting fees earned on open-end mutual funds and Phoenix Home Life Mutual Insurance Company (PHL) sponsored variable products increased $.4 million primarily as a result of an increase in average assets under management and an approved change in the fee structure. This change was implemented in order to reimburse Phoenix Equity Planning Corporation (PEPCO), a wholly-owned subsidiary of PXP, for additional administrative costs related to the out-sourcing of substantially all of PEPCO's fund accounting operations in the first quarter of 1998. Shareholder service agent fees increased $.4 million primarily as a result of an approved change in the fee structure, which took effect in April 1999.

Other income and fees of $1.2 million for the three months ended June 30, 1999 increased $.4 million (60%) as compared to $.7 million for the same period in 1998, primarily due to $.5 million of fees earned administering the Zweig closed-end funds.

Operating expenses for the three months ended June 30, 1999 of $55.2 million, which includes $7.8 million for Zweig, increased $11.1 million (25%) from $44.1 million for the same period in 1998, of which $4.4 million and $6.0 million related to the retail and institutional lines of business, respectively.

Employment expenses of $29.1 million for the three months ended June 30, 1999, which includes $2.9 million for Zweig, increased $6.8 million (31%) as compared to $22.3 million for the same period in 1998. An increase in incentive compensation of $3.1 million resulted from improved sales in both the retail and institutional lines of business, and improved performance by certain portfolio managers and research analysts. Improved results by certain subsidiaries, on which compensation is calculated, contributed $2.1 million of this increase. Base compensation expense increased $.5 million in the second quarter of 1999 primarily as a result of annual salary adjustments. An increase in profit sharing expense increased employment expense by $.4 million. Savings resulting from the closing of the equity department in Hartford in early April 1999 were offset by the severance costs related to that action, which were recorded during the second quarter.

Other operating expenses of $16.7 million for the three months ended June 30, 1999, which includes $2.3 million for Zweig, increased $1.7 million (11%) as compared to $15.1 million for the same period in 1998. Costs incurred on behalf of the Phoenix-Engemann Funds (Funds), which were recovered by administrative fees earned on the Funds, decreased by $.5 million. Increases in legal fees, investment research fees and commissions were offset by decreases in the cost of other services. The second quarter of 1998 included $.2 million of non-recurring charges related to the outsourcing of PXP's fund accounting operations.

Depreciation and amortization of leasehold improvements of $.9 million for the three months ended June 30, 1999, which includes $.1 million for Zweig, remained relatively constant from $1.0 million for the same period in 1998.

Amortization of goodwill and intangible assets of $8.0 million for the three months ended June 30, 1999 increased $2.5 million (45%) as compared to $5.5 million for the same period in 1998 as a result of the amortization of the intangible assets and goodwill identified in the preliminary purchase price allocation of Zweig.

Amortization of deferred commissions, a component of the retail line of business, of $.4 million for the three months ended June 30, 1999 increased $.2 million (68%) as compared to $.3 million for the same period in 1998 due to increased redemptions of Class B mutual fund shares. Pasadena Capital Corporation's deferred commissions asset established prior to February 1, 1998 continues to be amortized.

Operating income of $17.4 million for the three months ended June 30, 1999 increased $5.5 million (47%) as compared to $11.9 million for the same period in 1998 as a result of the changes discussed above.

Equity in earnings of unconsolidated affiliates of $.3 million for the three months ended June 30, 1999 decreased $.8 million (73%) as compared to $1.1 million for the same period in 1998. PXP sold its investment in Beutel, Goodman & Company, Ltd. (BG) in the fourth quarter of 1998. PXP's share of BG's income in the second quarter of 1998 was $1.1 million. Equity earnings from PXP's joint venture in Inverness/Phoenix Capital LLC (IPC) increased $.3 million as a result of IPC's recognition of a fee from a significant second quarter transaction.

Other income - net of $.7 million for the three months ended June 30, 1999 increased $.6 million as compared to $83 thousand for the same period in 1998. Losses from the sale of fixed assets during the second quarter of 1998 totaled $.3 million. In addition, PXP recorded a loss of $.3 million related to its investment in Greystone Capital Management (Greystone) in the second quarter of 1998.

Interest expense - net of $4.4 million for the three months ended June 30, 1999, which includes net interest income of less than $.1 million for Zweig, increased $.9 million (26%) as compared to $3.5 million for the same period in 1998. An increase of $1.9 million is due to additional interest charges resulting from the financing of the Zweig acquisition. A decrease of $.8 million is due to a lower average outstanding principal balance on other debt and a decrease in the average interest rate as compared to the same period in 1998. Interest on a note receivable related to the sale of BG resulted in income of $.2 million.

Income to minority interest of $.8 million and $.5 million for the three months ended June 30, 1999 and 1998, respectively, represents the minority shareholders' interest in the equity earnings of Seneca, which is fully consolidated in the Company's financial statements.

Net income for the three months ended June 30, 1999 of $7.4 million reflects an increase of $2.3 million (44%) from the $5.1 million for the second quarter of 1998, resulting from the changes discussed above. The effective tax rate of 44% for the three months ended June 30, 1999 remained unchanged relative to the same period in 1998.


Six Months Ended June 30, 1999 Compared with Six Months Ended
June 30, 1998 - Historical

Revenues  for the six  months  ended  June 30,  1999 of  $136.0  million,  which includes $12.0 million for Zweig, increased $27.5 million (25%) from $108.4 million for the same period in 1998. Excluding the effects of Zweig, the Company's revenues for the six months ended June 30, 1999 increased $15.6 million (14%) compared to the same period in 1998. Revenues for the retail and institutional lines of business, including Zweig, increased $16.1 million and $11.4 million, respectively.

Investment management fees of $118.1 million for the six months ended June 30, 1999, which includes $10.3 million for Zweig, increased $23.7 million (25%) as compared to $94.4 million for the same period in 1998. Excluding Zweig, management fees earned from the retail line of business, including managed accounts and open-end mutual funds, increased $6.9 million primarily due to a $2.4 billion increase in average assets under management offset, in part, by a decrease in the fee schedule for certain wrap programs. Excluding Zweig, management fees earned from the institutional line of business increased $6.5 million primarily as a result of a $3.4 billion increase in average assets under management. Advisory accounts contributed $5.3 million to the increase in management fees as a result of a $2.5 billion increase in average assets managed. The overall increase in average assets managed in both the retail and institutional lines of business is due to strong investment performance by investment managers both in absolute terms and relative to the strong performance of the market in general.

Mutual funds - ancillary fees, a component of the retail line of business, of $15.7 million for the six months ended June 30, 1999, which includes $.9 million for Zweig, increased $3.1 million (25%) as compared to $12.6 million for the same period in 1998. Administrative fees and net distributor fees increased $.7 million and $.5 million, respectively, as a result of an increase in average assets managed, principally in the Phoenix-Engemann Funds. Fund accounting fees earned on open-end mutual funds and Phoenix Home Life Mutual Insurance
Company (PHL) sponsored variable products increased $.8 million primarily as a result of an increase in average assets under management and an approved change in the fee structure. This change was implemented in order to reimburse PEPCO, a wholly-owned subsidiary of PXP, for additional administrative costs related to the out-sourcing of substantially all of PEPCO's fund accounting operations in the first quarter of 1998. Shareholder service agent fees increased $.3 million primarily as a result of an approved change in the fee structure, which took effect in April 1999.

Other income and fees of $2.1 million for the six months ended June 30, 1999 increased $.8 million (55%) as compared to $1.4 million for the same period in 1998, due to fees earned administering the Zweig closed-end funds and other income and fees earned by Zweig.

Operating expenses for the six months ended June 30, 1999 of $104.2 million, which includes $10.4 million for Zweig, increased $18.9 million (22%) from $85.3 million for the same period in 1998, of which $7.5 million and $10.5 million related to the retail and institutional lines of business, respectively.

Employment expenses of $55.8 million for the six months ended June 30, 1999, which includes $3.7 million for Zweig, increased $10.8 million (24%) as compared to $45.0 million for the same period in 1998. An increase in incentive compensation of $6.1 million resulted from improved sales in both the retail and institutional lines of business, and improved performance by certain portfolio managers and research analysts. Improved results by certain subsidiaries, on which compensation is calculated, contributed $3.4 million of this increase. Base compensation expense increased $.5 million in the second quarter of 1999. A decrease of $.4 million resulted from the out-sourcing of substantially all of PXP's fund accounting operations in the first quarter of 1998. Annual salary adjustments increased compensation by $.9 million, partially offset by a reduction in staff levels in 1998 particularly in the investment portfolio and sales areas. An increase in profit sharing expense increased employment expense by $.5 million. Savings resulting from the closing of the equity department in Hartford in early April 1999 were offset by the severance costs related to that action, which were recorded during the second quarter.

Other operating expenses of $31.2 million for the six months ended June 30, 1999, which includes $3.2 million for Zweig, increased $4.5 million (17%) as compared to $26.7 million for the same period in 1998. Payments to a third party administrator, relating to the out-sourcing of substantially all of PXP's fund accounting operations in the first quarter of 1998, increased other operating expenses in the retail line of business by $1.7 million. Increases in investment research fees and commissions were offset by decreases in costs for temporary employees and other miscellaneous expenses. The first half of 1998 included $.4 million of non-recurring charges related to the out-sourcing of substantially all of PXP's fund accounting operations.

Depreciation and amortization of leasehold improvements of $1.8 million for the six months ended June 30, 1999, which includes $.2 million for Zweig, remained relatively constant from $1.9 million for the same period in 1998. Certain fixed assets were fully depreciated after the second quarter of 1998, reducing depreciation expense in the current year.

Amortization of goodwill and intangible assets of $14.3 million for the six months ended June 30, 1999 increased $3.3 million (30%) as compared to $11.0 million for the same period in 1998 as a result of the amortization of the intangible assets and goodwill identified in the preliminary purchase price allocation of Zweig.

Amortization of deferred commissions, a component of the retail line of business, of $1.0 million for the six months ended June 30, 1999 increased $.4 million (67%) as compared to $.6 million for the same period in 1998 due to increased redemptions of Class B mutual fund shares. Pasadena Capital Corporation's deferred commissions asset established prior to February 1, 1998 continues to be amortized.

Operating income of $31.8 million for the six months ended June 30, 1999 increased $8.6 million (37%) as compared to $23.2 million for the same period in 1998 as a result of the changes discussed above.

Equity in earnings of unconsolidated affiliates of $.5 million for the six months ended June 30, 1999 decreased $1.6 million (77%) as compared to $2.1 million for the same period in 1998. PXP sold its investment in BG in the fourth quarter of 1998. PXP's share of BG's income for the six months ended June 30, 1998 was $2.0 million. Equity earnings from PXP's joint venture in IPC increased $.4 million primarily as a result of IPC's recognition of a fee from a significant second quarter transaction.

Other income - net of $.7 million for the six months ended June 30, 1999 increased $.1 million (17%) as compared to $.6 million for the same period in 1998. PXP recorded a loss of $.3 million related to its investment in Greystone in the second quarter of 1998. A decrease of $.2 million is the result of other less significant items.

Interest expense - net of $7.4 million for the six months ended June 30, 1999 increased $1.4 million (23%) as compared to $6.0 million for the same period in 1998. The exchange of PXP's preferred stock for convertible subordinated debentures in April 1998 resulted in additional interest expense of $1.2 million in 1999, while eliminating PXP's preferred stock dividend. An increase of $2.6 million is due to additional interest charges resulting from the financing of the Zweig acquisition. A decrease of $1.8 million is primarily due to a lower average outstanding principal balance on other debt and a decrease in the average interest rate as compared to the same period in 1998. Other interest and dividend income increased $.1 million. Interest on a note receivable related to the sale of BG resulted in income of $.2 million.

Income to minority interest of $1.6 million and $1.0 million for the six months ended June 30, 1999 and 1998, respectively, represents the minority shareholders' interest in the equity earnings of Seneca, which is fully consolidated in the Company's financial statements.

Net income for the six months ended June 30, 1999 of $13.4 million increased $2.9 million (27%) from the $10.6 million for the same period in 1998, resulting from the changes discussed above. The effective tax rate of 44% for the six months ended June 30, 1999 remained unchanged relative to the same period in 1998.

Three Months Ended June 30, 1999 Compared with Three Months Ended
June 30, 1998 - Pro Forma (see Note 4)

Except for the items noted below, the pro forma variances for the three months ended June 30, 1999 compared to the same period in 1998 are substantially the same as historical.

Investment management fees - pro forma of $63.1 million for the three months ended June 30, 1999 increased $5.1 million (9%) from $58.0 million for the same period in 1998. In addition to the historical variances noted above, Zweig investment management fees decreased $1.6 million due to a $.7 billion decrease in average assets under management resulting from the net effect of performance and asset outflows.

Net income - pro forma of $7.4 million for the three months ended June 30, 1999 increased of $1.8 million (31%) as compared to $5.6 million for the same period in 1998, resulting from the effects of the changes discussed above. The effective tax rate decreased to 44% for the three months ended June 30, 1999 from 45% for the same period in 1998.


Six Months Ended June 30, 1999 Compared with Six Months Ended
June 30, 1998 - Pro Forma (see Note 4)

Except for the items noted below, the pro forma variances for the six months ended June 30, 1999 compared to the same period in 1998 are substantially the same as historical.

Investment management fees - pro forma of $123.6 million for the six months ended June 30, 1999 increased $11.2 million (10%) from $112.5 million for the same period in 1998. In addition to the historical variances noted above, Zweig investment management fees decreased $2.2 million due to a $.6 billion decrease in average assets under management resulting from the net effect of performance and asset outflows.

Net income - pro forma of $13.4 million for the six months ended June 30, 1999 increased $2.2 million (19%) as compared to $11.3 million for the same period in 1998, resulting from the changes discussed above. The effective tax rate decreased to 44% for the six months ended June 30, 1999 from 45% for the same period in 1998.


Liquidity and Capital Resources

The Company's business is not considered to be capital intensive. Working capital requirements for the Company have historically been provided by operating cash flow. It is expected that such cash flows will continue to serve as the principal source of working capital for the Company for the near future.

The Company's current capital structure, as of July 31, 1999, includes 43.9 million shares of common stock outstanding and $76.4 million of 6% Convertible Subordinated Debentures with a principal value of $25.00 per debenture. The current dividend rate on common stock is $.06 per share per quarter. If the dividend rate remains constant for 1999, the total annual dividend on common stock would be $10.5 million based upon shares outstanding at July 31, 1999. The total annual interest expense on the debentures based upon debentures outstanding at July 31, 1999, at an interest rate of 6%, would be $4.6 million.

The Company has two five-year credit facilities, totaling $375 million, with no required principal repayments prior to maturity ($200 million matures in August 2002 and $175 million matures in March 2004). The outstanding obligations under the credit facilities at June 30, 1999 were $275 million with an average interest rate of approximately 5.5%. The credit agreements contain financial and operating covenants including, among other provisions, requirements that the Company maintain certain financial ratios and satisfy certain financial tests, restrictions on the ability to incur indebtedness, and limitations on the amount of the Company's capital expenditures. At June 30, 1999, the Company was in compliance with all covenants contained in the credit agreements. The Company believes that funds from operations and amounts available under the credit facility will provide adequate liquidity for the foreseeable future.

Management considers the liquidity of the Company to be adequate to meet present and anticipated needs.

Market Risk

The Company is exposed to the impact of interest rate changes and changes in the market value of its investments and assets managed. The Company does not have any derivative investments and, as of the fourth quarter of 1998, is no longer exposed to foreign currency fluctuations.

The Company's exposure to changes in interest rates is limited to borrowings under two five-year credit agreements, which have variable interest rates. The average interest rate on the credit agreements in the first half of 1999 and for all of 1998 was approximately 5.4% and 6.0%, respectively. In addition, the Company has Convertible Subordinated Debentures bearing interest at 6%. At June 30, 1999, the Company estimated that the fair value of the Convertible Subordinated Debentures approximated market value.

The Company invests excess cash in marketable securities, which consist of mutual fund investments, of which the Company is the advisor, and U.S. Government obligations. The fair value of these investments approximated market value at June 30, 1999.

The Company's revenues are largely driven by the market value of its assets under management and is therefore exposed to fluctuations in market prices. Management fees earned on managed accounts and certain institutional accounts (approximately 42% of total assets under management), for any given quarter, are based on the market value of the portfolio on the last day of the preceding quarter. Any significant increase or decline in the market value of assets managed on the last day of a quarter would result in a corresponding increase or decrease in revenues for the following three months.

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

The Company has initiated formal communications with all of its software vendors, service providers and information providers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The Company has determined the compliance status of mission critical third party products and has completed upgrades to their claimed compliant versions where needed. The Company's total Year 2000 project cost and estimate to complete include the estimated costs and time associated with the impact of a third party's Year 2000 Issue, and are based on presently available information. However, if the systems of other companies on which the Company's systems rely are not converted in a timely fashion, or are not converted at all, or are converted in a manner that is incompatible with the Company's systems, the Company's operations and financial results could be adversely affected.

The Company is utilizing internal resources to reprogram, or replace, and test the software for Year 2000 modifications. The assessment and inventory phases of the project have been completed. The Company has substantially completed the remediation, testing and contingency planning phases of the Year 2000 project and expects to complete this work by September 30, 1999. Testing of the contingency plans will occur during the remainder of 1999 where appropriate. The total cost of the Year 2000 project is estimated at $5.3 million and is being funded through operating cash flows, which are being expensed as incurred. To date, the Company has incurred approximately $4.0 million related to the assessment of its Year 2000 project, the development of a Year 2000 plan, remediation, testing, and contingency planning. The total cost to the Company to become Year 2000 compliant is not expected to have a material impact on the Company's results of operations.

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

PART II. Other Information

 Item 1. Legal Proceedings

         With regard to the litigation between PXP and the former members of Associated Surplus Dealers, as outlined in PXP's 1998 Annual Report on Form 10-K, in April 1999 the court transferred the case to its docket for complex cases. No new trial date has been set.

 Item 4. Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of Stockholders of the registrant was held May 6, 1999 for the election of directors.

     (b) The following persons were re-elected Directors of the registrant and each continued to hold office after the meeting.

         John T. Anderson               Philip R. McLoughlin
         Clyde E. Bartter               James M. Oates
         Richard H. Booth               Calvin J. Pedersen
         Glen D. Churchill              Donna F. Tuttle
         Robert W. Fiondella            Ferdinand L. Verdonck
         Michael E. Haylon              David A. Williams
         Marilyn E. LaMarche

     (c) One matter was voted upon:

         The results of the election of directors are as follows:

         Candidate:               For:      Against/Withheld:  Abstain/Non-vote:

         John T. Anderson      39,862,435        157,839              0
         Clyde E. Bartter      39,862,435        157,839              0
         Richard H. Booth      39,862,435        157,839              0
         Glen D. Churchill     39,862,435        157,839              0
         Robert W. Fiondella   39,862,435        157,839              0
         Michael E. Haylon     39,862,435        157,839              0
         Marilyn E. LaMarche   39,862,435        157,839              0
         Philip R. McLoughlin  39,862,435        157,839              0
         James M. Oates        39,862,435        157,839              0
         Calvin J. Pedersen    39,862,435        157,839              0
         Donna F. Tuttle       39,862,435        157,839              0
         Ferdinand L. Verdonck 39,862,435        157,839              0
         David A. Williams     39,862,435        157,839              0


 Item 6. Exhibits and Reports on Form 8-K

         No items submitted.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Phoenix Investment Partners, Ltd.




August 11, 1999                     /s/ Philip R. McLoughlin
                                    ------------------------------
                                    Philip R. McLoughlin, Chairman and
                                    Chief Executive Officer


August 11, 1999                     /s/ William R. Moyer
                                    ------------------------------
                                    William R. Moyer, Chief Financial Officer