Form 10-Q
period 1999-09-30
PHOENIX INVESTMENT PARTNERS LTD/CT
filed 1999-11-15
CIK 883237

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


                     For the quarterly period ended September 30, 1999



                        PHOENIX INVESTMENT PARTNERS, LTD.



              DELAWARE                                 95-4191764
      (State of Incorporation)            (I.R.S. Employer Identification No.)


56 Prospect St., Hartford, Connecticut  06115-0480   (860) 403-7667
(Address of principal executive offices)     (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


On October 29, 1999, the registrant had 43,726,367 shares of $.01 par value common stock outstanding.

                     PHOENIX INVESTMENT PARTNERS, LTD. AND SUBSIDIARIES

                        Quarter Ended September 30, 1999

                                      Index


PART I -   FINANCIAL INFORMATION:

                                                                      Page
  Item 1.  Consolidated Financial Statements:

           Consolidated Condensed Statements of Financial Condition.    3
              September 30, 1999 and December 31, 1998

           Consolidated Statements of Income and Comprehensive Income   4
              Three Months Ended September 30, 1999 and
              Three Months Ended September 30, 1998

           Consolidated Statements of Income and Comprehensive Income   5
              Nine Months Ended September 30, 1999 and
              Nine Months Ended September 30, 1998

           Consolidated Condensed Statements of Cash Flows .........    6
              Nine Months Ended September 30, 1999 and
              Nine Months Ended September 30, 1998

           Notes to Consolidated Financial Statements...............    7


  Item 2.  Management's Discussion and Analysis of:

           Results of Operations and Financial Condition............   15

           Liquidity and Capital Resources..........................   21

           Market Risk..............................................   22

           Impact of the Year 2000 Issue............................   22

           Cautionary Statement under Section 21E of the Securities
              Exchange Act of 1934..................................   23


PART II    -OTHER INFORMATION:


  Item 1.  Legal Proceedings........................................   24

  Item 4.  Submission of Matters to a Vote of Security Holders......   24

  Item 6.  Exhibits and Reports on Form 8-K.........................   24

  Signatures........................................................   25

PART  I. Financial Information
 Item 1. Consolidated Financial Statements


                     Phoenix Investment Partners, Ltd. and Subsidiaries
                  Consolidated Condensed Statements of Financial Condition
                                 (in thousands)
                                                       (Unaudited)
                                                      September 30, December 31,
                                                             1999        1998
Assets
Current Assets
 Cash and cash equivalents                               $  43,948    $ 29,298
 Marketable securities, at market                            7,973      16,275
 Accounts receivable                                        38,018      35,015
 Prepaid expenses and other current assets                   3,567       2,951
                                                         ---------    --------
   Total current assets                                     93,506      83,539

 Deferred commissions                                        1,474       2,798
 Furniture, equipment and leasehold improvements, net       12,437       8,589
 Goodwill and intangible assets, net                       563,940     446,657
 Long-term investments and other assets                     22,557      22,135
                                                         ---------    --------
   Total assets                                          $ 693,914    $563,718
                                                         =========    ========

Liabilities and Stockholders' Equity
Current Liabilities
 Accounts payable and other accrued liabilities          $  47,724    $ 39,659
 Payables to related parties                                 4,580       3,032
 Broker-dealer payable                                      10,645       9,568
 Current portion of long-term debt                             814         964
                                                         ---------    --------
   Total current liabilities                                63,763      53,223

Deferred taxes, net                                         51,413      53,446
Long-term debt, net of current portion                       1,225       1,718
Convertible subordinated debentures                         76,364      76,364
Credit facilities                                          250,000     140,000
Lease obligations and other long-term liabilities            3,478       4,843
                                                         ---------    --------
   Total liabilities                                       446,243     329,594
                                                         ---------    --------

Minority Interest                                            3,087       2,531
                                                         ---------    --------

Stockholders' Equity
Common stock, $.01 par value, 100,000,000 shares
 authorized, 45,709,313 and 45,172,258 shares issued,
 and 43,877,213 and 43,710,458 shares outstanding              457         451
Additional paid-in capital                                 199,647     195,224
Retained earnings                                           53,806      44,482
Accumulated other comprehensive income                       5,421       3,571
Unearned compensation on restricted stock                   (1,418)     (1,529)
Treasury stock, at cost, 1,832,100 and 1,461,800 shares    (13,329)    (10,606)
                                                         ---------    --------
   Total stockholders' equity                              244,584     231,593
                                                         ---------    --------
   Total liabilities and stockholders' equity            $ 693,914    $563,718
                                                         =========    ========





              The accompanying notes are an integral part of these statements.

                     Phoenix Investment Partners, Ltd. and Subsidiaries
                 Consolidated Statements of Income and Comprehensive Income
                      (in thousands, except per share data)

                                                               (Unaudited)
                                                           Three Months Ended
                                                              September 30,
                                                             1999        1998
Revenues
Investment management fees                               $  64,168    $ 49,907
Mutual funds - ancillary fees                                7,912       6,779
Other income and fees                                        1,286         689
                                                         ---------    --------
   Total revenues                                           73,366      57,375
                                                         ---------    --------

Operating Expenses
Employment expenses                                         29,395      22,239
Other operating expenses                                    17,377      14,026
Depreciation and amortization of
  leasehold improvements                                     1,031         976
Amortization of goodwill and intangible assets               7,992       5,523
Amortization of deferred commissions                           339         390
                                                         ---------    --------
   Total operating expenses                                 56,134      43,154
                                                         ---------    --------

Operating Income                                            17,232      14,221
                                                         ---------    --------

Equity in Earnings of Unconsolidated Affiliates                359         622
                                                         ---------    --------

Other Expense - Net                                           (120)       (308)
                                                         ---------    --------

Nonrecurring Item                                           (5,900)
                                                         ---------    --------

Interest (Expense) Income - Net
Interest expense                                            (5,090)     (3,978)
Interest income                                                955         361
                                                         ---------    --------
   Total interest expense - net                             (4,135)     (3,617)
                                                         ---------    --------

Income to Minority Interest                                   (948)       (655)
                                                         ---------    --------

Income Before Income Taxes                                   6,488      10,263
Provision for income taxes                                   2,712       4,517
                                                         ---------    --------
Net Income                                                   3,776       5,746

Other Comprehensive Income (Loss), Net of Tax
Unrealized gains (losses) on securities
 available-for-sale                                            863      (5,275)
Foreign currency translation adjustment                                   (658)
                                                         ---------    --------
   Total other comprehensive income (loss)                     863      (5,933)
                                                         ---------    --------
Comprehensive Income (Loss)                              $   4,639    $   (187)
                                                         =========    ========

Weighted average shares outstanding
   Basic                                                    43,929      44,164
   Diluted                                                  54,031      54,000

Earnings per share
   Basic                                                 $     .09    $    .13
   Diluted                                               $     .08    $    .12




              The accompanying notes are an integral part of these statements.

                     Phoenix Investment Partners, Ltd. and Subsidiaries
                 Consolidated Statements of Income and Comprehensive Income
                      (in thousands, except per share data)

                                                                (Unaudited)
                                                            Nine Months Ended
                                                               September 30,
                                                             1999        1998
Revenues
Investment management fees                               $ 182,258    $144,345
Mutual funds - ancillary fees                               23,653      19,401
Other income and fees                                        3,419       2,068
                                                         ---------    --------
   Total revenues                                          209,330     165,814
                                                         ---------    --------

Operating Expenses
Employment expenses                                         85,167      67,259
Other operating expenses                                    48,601      40,775
Depreciation and amortization of
  leasehold improvements                                     2,875       2,849
Amortization of goodwill and intangible assets              22,297      16,536
Amortization of deferred commissions                         1,348         995
                                                         ---------    --------
   Total operating expenses                                160,288     128,414
                                                         ---------    --------

Operating Income                                            49,042      37,400
                                                         ---------    --------

Equity in Earnings of Unconsolidated Affiliates                825       2,677
                                                         ---------    --------

Other Income - Net                                             578         290
                                                         ---------    --------

Nonrecurring Item                                           (5,900)
                                                         ---------    --------

Interest (Expense) Income - Net
Interest expense                                           (13,995)    (10,876)
Interest income                                              2,415       1,228
                                                         ---------    --------
   Total interest expense - net                            (11,580)     (9,648)
                                                         ---------    --------

Income to Minority Interest                                 (2,534)     (1,608)
                                                         ---------    --------

Income Before Income Taxes                                  30,431      29,111
Provision for income taxes                                  13,237      12,809
                                                         ---------    --------
Net Income                                                  17,194      16,302

Other Comprehensive Income, Net of Tax
Unrealized gains (losses) on securities
 available-for-sale                                          1,850      (7,840)
Foreign currency translation adjustment                                 (1,169)
                                                         ---------    --------
   Total other comprehensive income (loss)                   1,850      (9,009)
                                                         ---------    --------
Comprehensive Income                                     $  19,044    $  7,293
                                                         =========    ========

Net Income                                               $  17,194    $ 16,302
Series A preferred stock dividends                                       1,223
                                                         ---------    --------
Income Available to Common Stockholders                  $  17,194    $ 15,079
                                                         =========    ========

Weighted average shares outstanding
   Basic                                                    43,810      44,142
   Diluted                                                  53,873      54,116

Earnings per share
   Basic                                                 $     .39    $    .34
   Diluted                                               $     .36    $    .33

              The accompanying notes are an integral part of these statements.

                     Phoenix Investment Partners, Ltd. and Subsidiaries
                      Consolidated Condensed Statements of Cash Flows
                                 (in thousands)

                                                                (Unaudited)
                                                            Nine Months Ended
                                                               September 30,
                                                            1999         1998
Cash Flows from Operating Activities:
  Net income                                             $ 17,194      $16,302
   Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization of
      leasehold improvements                                2,875        2,849
    Amortization of goodwill and intangible assets         22,297       16,536
    Amortization of deferred commissions                    1,348          995
    Income to minority interest                             2,534        1,608
    Compensation recognized under employee
      benefit plans                                         1,265
    Equity in earnings of unconsolidated
      affiliates, net of dividends                           (633)       1,075
    Nonrecurring item                                       5,900
    Changes in other operating assets                      (1,647)      (1,510)
    Changes in other operating liabilities                 (3,257)         510
                                                         --------      -------
   Net cash provided by operating activities               47,876       38,365
                                                         --------      -------

Cash Flows from Investing Activities:
  Purchase of subsidiaries, net of cash acquired         (138,551)      (6,647)
  Sale (purchase) of marketable securities, net            10,804       (4,840)
  Capital expenditures, net                                (4,375)      (1,841)
  Distributions to minority interest                       (1,978)        (643)
  Purchase of long-term investments                          (569)      (2,335)
  Proceeds from long-term investments                         489
                                                         --------      -------
   Net cash used in investing activities                 (134,180)     (16,306)
                                                         --------      -------

Cash Flows from Financing Activities:
  Proceeds from (repayment of) borrowings, net            109,358       (5,674)
  Dividends paid                                           (7,869)      (9,472)
  Stock repurchases                                        (2,723)      (6,541)
  Proceeds from issuance of stock                           2,362          877
  Other financing activities                                 (174)
                                                         --------      -------
   Net cash provided by (used in) financing activities    100,954      (20,810)
                                                         --------      -------

Net increase in cash and cash equivalents                  14,650        1,249
Cash and cash equivalents, beginning of period             29,298       21,872
                                                         --------      -------

   Cash and Cash Equivalents, End of Period              $ 43,948      $23,121
                                                         ========      =======


Supplemental Cash Flow Information:
   Interest paid                                         $ 13,549      $10,896
   Income taxes paid                                     $ 27,347      $15,565



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

   On March 1, 1999, PXP acquired the retail mutual fund and closed-end fund businesses of the New York City-based Zweig Fund Group (Zweig) for consideration of approximately $135 million. The agreement provides for an additional payout of up to $29 million over the next three years, dependent upon revenue growth of the purchased businesses.

   The purchase price for Zweig represents the consideration paid and the direct costs incurred by PXP related to the purchase. Preliminary analyses have been performed in order to identify intangible assets and to allocate purchase price to such assets. Additional information is necessary to complete the purchase price allocation. The excess of purchase price over the fair value of acquired net tangible assets of Zweig totaled $135.5 million. Of this excess purchase price, $78.1 million has been preliminarily allocated to intangible assets, primarily associated with investment management contracts, which are being amortized over their estimated useful lives using the straight-line method. The average estimated useful life of the intangible assets is approximately 12 years. The remaining excess purchase price of $57.5 million has been classified as goodwill and is being amortized over 40 years using the straight-line method. Related amortization of $5.7 million has been expensed for the year to date period ended September 30, 1999.

   The following table summarizes the preliminary calculation and allocation of Zweig's purchase price (in thousands):

    Purchase Price:
    Consideration paid                               $135,000
    Transaction costs                                   2,391
                                                     --------
       Total Purchase Price                          $137,391
                                                     ========

    Purchase Price Allocation:
    Fair value of acquired net assets                $  1,846
    Identified intangibles                             78,063
    Goodwill                                           57,482
                                                     --------
       Total Allocation of Purchase Price            $137,391
                                                     ========

4. Pro Forma Results

   PXP's financial results for 1999 include the operations of Zweig from March 1, 1999, while both the third quarter and first nine months of 1998 exclude the operations of Zweig. Management believes that, for comparative purposes, the most meaningful financial presentation for these periods is on a pro forma basis.

   The following financial information for the three months ended September 30, 1999 reflects the actual results for the quarter. The following pro forma financial information for the nine months ended September 30, 1999 and for the three and nine months ended September 30, 1998 is derived from the historical financial statements of PXP and Zweig, and gives effect to the acquisition of Zweig by PXP assuming the acquisition was effected on January 1, 1998. The pro forma financial information does not necessarily reflect the actual results that would have been obtained had the acquisition taken effect on the aforementioned assumed date.

                                  Three Months Ended      Nine Months Ended
                                     September 30,          September 30,
                                   1999         1998       1999       1998
                                  Actual     Pro Forma  Pro Forma  Pro Forma
                                 -------     --------   --------   --------
                                    (in thousands, except per share data)

    Revenues                     $73,366     $ 68,473   $216,014   $198,516
                                 -------     --------   --------   --------
    Employment expenses           29,395       24,871     87,631     75,153
    Other operating expenses      18,747       19,204     54,104     54,805
    Amortization of goodwill and
      intangible assets            7,992        7,992     23,932     23,932
                                 -------     --------    -------    -------
    Operating income              17,232       16,406     50,347     44,626
    Other (expense) income - net  (5,661)         376     (4,497)     3,029
    Interest expense - net        (4,135)      (5,456)   (12,864)   (15,312)
    Income to minority interest     (948)        (655)    (2,534)    (1,608)
                                 -------     --------    -------    -------
    Income before income taxes     6,488       10,671     30,452     30,735
    Provision for income taxes     2,712        4,781     13,246     13,773
                                 -------     --------    -------    -------
    Net income                   $ 3,776     $  5,890    $17,206    $16,962
                                 =======     ========    =======    =======

    Earnings per share
      Basic                      $   .09     $    .13    $   .39    $   .36
      Diluted                    $   .08     $    .12    $   .36    $   .34

5. Dividends and Other Capital Transactions

   On November 4, 1999, PXP's Board of Directors declared a quarterly dividend of $.06 per common share payable December 9, 1999, to stockholders of record on November 26, 1999. PXP intends to continue to pay quarterly cash dividends, however, future payment of cash dividends by PXP will depend upon the financial condition, capital requirements, and earnings of PXP.

   On April 3, 1998, PXP exchanged 3.2 million shares of Series A Convertible Exchangeable Preferred Stock (Preferred Stock) for 6% Convertible Subordinated Debentures (Debentures) due 2015. Each share of outstanding Preferred Stock, including unpaid and accrued dividends, was exchanged for a Debenture with a $25.00 face value. Interest on the Debentures for the period from September 10, 1999 through December 9, 1999 will be payable on December 10, 1999 to registered holders as of November 20, 1999.

   As of September 30, 1999, the Company, in accordance with the previously announced stock repurchase program, had purchased a total of 1,832,100 shares of PXP common stock at a cost of $13.3 million.

6. Segment Information

   PXP has determined that its reportable segments are those based on the method used for internal reporting, which disaggregates the business by customer category. PXP's reportable segments are its retail and institutional investment management lines of business. The retail line primarily serves the individual investor by acting as advisor to and, in certain instances, distributor for open-end mutual funds and managed accounts. The institutional line provides management services primarily to corporate entities, closed-end funds, structured finance products, and multi-employer retirement funds, as well as endowment, insurance, and other special purpose funds.

   The following tables summarize pertinent financial information relative to PXP's operations:

     Nine Months Ended September 30, 1999         Institu-     All
                                         Retail    tional     Other    Total
                                        --------  -------    ------   -------
                                                   (in thousands)

     Revenues                           $132,035  $75,720   $ 1,575   $209,330
                                        --------  -------   -------   --------
     Employment and
      other operating expenses            85,644   50,422     1,925    137,991
     Amortization of goodwill
      and intangible assets               12,325    9,972               22,297
                                        --------  -------   -------   --------
     Operating income (loss)              34,066   15,326      (350)    49,042
     Other (expense) income - net         (5,973)     456     1,020     (4,497)
     Interest expense                     (6,967)  (3,534)   (3,494)   (13,995)
     Interest income                         559      186     1,670      2,415
     Minority interest                             (2,534)              (2,534)
                                        --------  -------   -------   --------
     Income (loss) before income taxes  $ 21,685  $ 9,900   $(1,154)  $ 30,431
                                        ========  =======   =======   ========

                                                     (in millions)
     Assets under management            $ 24,418  $33,627   $  --     $ 58,045
                                        ========  =======   =======   ========

     Nine Months Ended September 30, 1998         Institu-    All
                                          Retail   tional    Other     Total
                                        --------  -------   -------   --------
                                                      (in thousands)

     Revenues                           $106,052  $58,187   $ 1,575   $165,814
                                        --------  -------   -------   --------
     Employment and
      other operating expenses            73,943   37,935              111,878
     Amortization of goodwill
      and intangible assets                9,461    7,075               16,536
                                        --------  -------   -------   --------
     Operating income                     22,648   13,177     1,575     37,400
     Other (expense) income - net            (29)     486     2,510      2,967
     Interest expense                     (7,253)  (1,213)   (2,410)   (10,876)
     Interest income                         402      107       719      1,228
     Minority interest                             (1,608)              (1,608)
                                        --------  -------   -------   --------
     Income before income taxes         $ 15,768  $10,949   $ 2,394   $ 29,111
                                        ========  =======   =======   ========

                                                     (in millions)
     Assets under management            $ 18,225  $29,786   $  --     $ 48,011
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

7. Comprehensive Income

   The components of other comprehensive income, and related tax effects, are as follows (in thousands):

    Three Months Ended September 30, 1999                      Tax
                                               Before-Tax   (Expense) Net-of-Tax
                                                Amount       Benefit     Amount
                                                ------      --------    -------
    Unrealized gains on securities
      available-for-sale:
      Unrealized holding gains arising
        during period                           $1,463      $   (600)   $   863
                                                ------      --------    -------
    Other comprehensive income                  $1,463      $   (600)   $   863
                                                ======      ========    =======

    Nine Months Ended September 30, 1999                       Tax
                                               Before-Tax   (Expense) Net-of-Tax
                                                Amount       Benefit     Amount
                                                ------      --------    -------
    Unrealized gains on securities
      available-for-sale:
      Unrealized holding gains arising
        during period                           $3,136      $ (1,286)   $ 1,850
                                                ------      --------    -------
    Other comprehensive income                  $3,136      $ (1,286)   $ 1,850
                                                ======      ========    =======

    Three Months Ended September 30, 1998                      Tax
                                               Before-Tax   (Expense) Net-of-Tax
                                                Amount       Benefit     Amount
                                                --------    --------    -------
    Unrealized losses on securities
      available-for-sale:
      Unrealized holding losses arising
        during period                            $(8,941)   $  3,666    $(5,275)
    Foreign currency translation adjustment       (1,115)        457       (658)
                                                --------    --------    -------
    Other comprehensive loss                    $(10,056)   $  4,123    $(5,933)
                                                ========    ========    =======


    Nine Months Ended September 30, 1998                       Tax
                                               Before-Tax   (Expense) Net-of-Tax
                                                Amount       Benefit     Amount
                                                ------      --------    -------
    Unrealized losses on securities
      available-for-sale:
      Unrealized holding losses arising
        during period                           $(13,288)   $  5,448    $(7,840)
    Foreign currency translation adjustment       (1,981)        812     (1,169)
                                                --------    --------    -------
    Other comprehensive loss                    $(15,269)   $  6,260    $(9,009)
                                                ========    ========    =======


   The  following  tables  summarize   accumulated  other  comprehensive  income
   balances (in thousands):

    As of September 30, 1999:                                        Accumulated
                                                       Unrealized      Other
                                                     Gains(Losses) Comprehensive
                                                      on Securities    Income
                                                         --------    ---------
    Balance as of December 31, 1998                      $  3,571    $   3,571
    Current period change                                   1,850        1,850
                                                         --------    ---------
    Balance as of September 30, 1999                     $  5,421    $   5,421
                                                         ========    =========


    As of December 31, 1998:                                         Accumulated
                                             Foreign    Unrealized     Other
                                           Currency  Gains(Losses) Comprehensive
                                              Items   on Securities    Income
                                             --------    --------    ---------

    Balance as of December 31, 1997          $ (1,171)   $ 11,845    $  10,674
    Current period change                       1,171      (8,274)      (7,103)
                                             --------    --------    ---------
    Balance as of December 31, 1998          $    --     $  3,571    $   3,571
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

   The following tables reconcile PXP's basic earnings per share to diluted earnings per share:

                                  For the Three Months Ended September 30, 1999
                                                                 Per-Share
                                         Income       Shares      Amount
                                         -------      ------      ------
                                           (in thousands)

    Basic EPS
    Income available to common
      stockholders                       $ 3,776      43,929      $  .09
                                                                  ======

    Effect of Dilutive Securities
    Stock options                                        603
    6% convertible debentures                681       9,499
                                         -------      ------

    Diluted EPS
    Income available to common
      stockholders and assumed
      conversions                        $ 4,457      54,031      $  .08
                                         =======      ======      ======


                                  For the Nine Months Ended September 30, 1999
                                                                 Per-Share
                                         Income       Shares      Amount
                                        --------      ------      ------
                                           (in thousands)

    Basic EPS
    Income available to common
      stockholders                      $ 17,194      43,810      $  .39
                                                                  ======

    Effect of Dilutive Securities
    Stock options                                        564
    6% convertible debentures              2,022       9,499
                                        --------      ------

    Diluted EPS
    Income available to common
      stockholders and assumed
      conversions                       $ 19,216      53,873      $  .36
                                        ========      ======      ======

                                  For the Three Months Ended September 30, 1998
                                                                 Per-Share
                                         Income       Shares      Amount
                                        --------      ------      ------
                                           (in thousands)

    Basic EPS
    Income available to common
      stockholders                       $ 5,746      44,164      $  .13
                                                                  ======

    Effect of Dilutive Securities
    Stock options                                        337
    6% convertible debentures                681       9,499
                                         -------      ------

    Diluted EPS
    Income available to common
      stockholders and assumed
      conversions                        $ 6,427      54,000      $  .12
                                         =======      ======      ======


                                  For the Nine Months Ended September 30, 1998
                                                                 Per-Share
                                         Income       Shares      Amount
                                        --------      ------      ------
                                           (in thousands)

    Net income                          $ 16,302
    Less: preferred stock dividends        1,223
                                        --------
    Basic EPS
    Income available to common
      stockholders                        15,079      44,142      $  .34
                                                                  ======

    Effect of Dilutive Securities
    Stock options                                        475
    6% convertible debentures              1,333       9,499
    Convertible preferred stock            1,223
                                        --------      ------

    Diluted EPS
    Income available to common
      stockholders and assumed
      conversions                       $ 17,635      54,116      $  .33
                                        ========      ======      ======

9. Nonrecurring Item

   A nonrecurring item of $5.9 million, or $.06 per diluted share, resulted from the Company's decision to reimburse two mutual fund investment portfolios which had inadvertently sustained losses during the quarter. A claim has been filed on behalf of the insured parties with their insurance company.

10.Long-term Debt

   On March 17, 1999, PXP entered into a five year, $175 million Credit Agreement with a consortium of banks. At September 30, 1999, PXP had outstanding borrowings of $50 million under this facility. In addition, PXP had outstanding borrowings of $200 million and $140 million at September 30, 1999 and December 31, 1998, respectively, under a separate $200 million credit facility. The Zweig acquisition was financed through borrowings from these credit facilities. Interest rates on both credit facilities are variable. The Credit Agreements require no principal repayments prior to maturity. PXP's majority stockholder, Phoenix Home Life, has guaranteed the obligations, for which it is paid a .10% guarantee fee on the outstanding balance.

   On March 17, 1999, PXP and the banks amended the financial covenant section of its existing $200 million Credit Agreement to be consistent with the terms of the new $175 million Credit Agreement.

                     Phoenix Investment Partners, Ltd. and Subsidiaries


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Business Description

Phoenix Investment Partners, Ltd. and subsidiaries (PXP or the Company) provide a variety of financial services to a broad base of institutional, corporate, and individual clients.

PXP currently operates two lines of business: retail and institutional investment management. The retail line of business provides investment management services to individuals on a discretionary basis (including administrative services) with products consisting of open-end mutual funds and individually managed accounts. Individually managed accounts are primarily administered through broker-dealer sponsored and distributed wrap programs offered to high net-worth individuals. The institutional line of business provides discretionary and non-discretionary investment management services primarily to corporate entities, closed-end funds, structured finance products, and multi-employer retirement funds, as well as endowment, insurance, and other special purpose funds.

The following table summarizes operating revenues, income before income taxes, and assets under management by line of business as of, and for the nine months ended, September 30, 1999 and 1998:

                                       Income Before       Assets Under
                       Revenues        Income Taxes         Management
                    1999      1998     1999      1998     1999      1998
                    ----      ----     ----      ----     ----      ----
                    (in thousands)     (in thousands)      (in millions)
Retail            $132,035  $106,052  $21,685  $15,768  $24,418   $18,225
Institutional       75,720    58,187    9,900   10,949   33,627    29,786
All other  *         1,575     1,575   (1,154)   2,394
                  --------  --------  -------  -------  -------   -------
Total             $209,330  $165,814  $30,431  $29,111  $58,045   $48,011
                  ========  ========  =======  =======  =======   =======

* - All other represents corporate office revenue and expenses, which are not attributed directly to either line of business.

Results of Operations

Assets Under Management

At September 30, 1999, PXP had $58.0 billion of assets under management, an increase of $4.6 billion from December 31, 1998, and $10.0 billion from September 30, 1998. The increases from December 31, 1998 and September 30, 1998 are principally the result of: (1) the acquisition of the New York City-based Zweig Fund Group (Zweig), on March 1, 1999, which increased assets under management by $3.4 billion as of September 30, 1999, and (2) positive investment performance. Sales and deposits were offset by withdrawals and redemptions during the aforementioned periods. The pro forma assets under management at September 30, 1998 assumes the Zweig assets had been acquired as of that date.
Since the revenues of the Company are substantially earned based upon assets under management, this information is important to an understanding of the business.
                                                        Historical Pro Forma
                     September 30, June 30, December 31, Sept. 30,  Sept. 30,
                           1999      1999       1998       1998      1998
                                            (in millions)
Retail:
  Open-end Mutual Funds  $ 15,911  $16,765    $ 14,407   $ 12,474  $ 14,776
  Managed Accounts  *       8,507    8,586       7,322      5,751     5,751
                         --------  -------    --------   --------  --------
                           24,418   25,351      21,729     18,225    20,527
                         --------  -------    --------   --------  --------

Institutional:
  Closed-end Funds          4,566    4,943       3,505      3,433     4,823
  Institutional Accounts** 20,171   20,340      19,468     18,035    18,257
  PHL General Account       8,890    8,860       8,785      8,318     8,318
                         --------  -------    --------   --------  --------
                           33,627   34,143      31,758     29,786    31,398
                         --------  -------    --------   --------  --------

                         $ 58,045  $59,494    $ 53,487   $ 48,011  $ 51,925
                         ========  =======    ========   ========  ========

* Managed Accounts represent assets which are individually managed for retail clients.
** Institutional  Accounts include 100% of the assets managed  by Seneca Capital
   Management (Seneca).

Three Months Ended September 30, 1999 Compared with Three Months Ended
September 30, 1998 - Historical
--------------------------------------------------------------------------------

Revenues for the three months ended September 30, 1999 of $73.4 million, which includes $8.2 million for Zweig, increased $16.0 million (28%) from $57.4 million for the same period in 1998. Excluding the effects of Zweig, the Company's revenues for the three months ended September 30, 1999 increased $7.8 million (14%) compared to the same period in 1998. Revenues for the retail and institutional lines of business, including Zweig, increased $9.9 million and $6.1 million, respectively.

Investment management fees of $64.2 million for the three months ended September 30, 1999, which includes $7.3 million for Zweig, increased $14.3 million (29%) as compared to $49.9 million for the same period in 1998. Excluding Zweig, management fees earned by the retail line of business, including managed accounts and open-end mutual funds, increased $4.7 million due to a $3.2 billion increase in average assets under management offset, in part, by a decrease in the fee schedule for certain wrap programs. Excluding Zweig, management fees earned by the institutional line of business increased $2.3 million primarily as a result of a $5.9 billion increase in average assets under management. Advisory accounts contributed $1.4 million to the increase in management fees as a result of a $.8 billion increase in average assets managed. Structured finance products offered by PXP in 1999 contributed $.7 million to the increase in management fees and increased assets under management by $.9 billion. The overall increase in average assets managed since September 30, 1998 in both the retail and institutional lines of business is due to investment performance, net asset flows for both managed accounts and institutional accounts, and the previously mentioned new structured finance products.

Mutual funds - ancillary fees, a component of the retail line of business, of $7.9 million for the three months ended September 30, 1999, which includes $.3 million for Zweig, increased $1.1 million (17%) as compared to $6.8 million for the same period in 1998. Administrative fees and net distributor fees increased $.3 million and $.2 million, respectively, as a result of an increase in average assets managed, principally in the Phoenix-Engemann Funds. Fund accounting fees earned on open-end mutual funds and Phoenix Home Life Mutual Insurance Company
(PHL) sponsored variable products increased $.3 million primarily as a result of an increase in average assets under management. Shareholder service agent fees increased $.3 million primarily as a result of an approved change in the fee structure, which took effect in April 1999.

Other income and fees of $1.3 million for the three months ended September 30, 1999 increased $.6 million (87%) as compared to $.7 million for the same period in 1998, primarily due to $.5 million of administrative fees earned from the Zweig closed-end funds.

Operating expenses for the three months ended September 30, 1999 of $56.1 million, which includes $8.0 million for Zweig, increased $13.0 million (30%) from $43.2 million for the same period in 1998, of which $7.1 million and $4.9 million related to the retail and institutional lines of business, respectively.

Employment expenses of $29.4 million for the three months ended September 30, 1999, which includes $3.0 million for Zweig, increased $7.2 million (32%) as compared to $22.2 million for the same period in 1998. Incentive compensation increased by $3.4 million, of which $2.0 million is from certain subsidiaries who, in accordance with their respective operating agreements, receive increased compensation directly related to increases in their revenues or earnings. The remaining $1.4 million includes a $1.0 million increase in sales and performance based incentive compensation due to improved sales and performance by certain portfolio managers and research analysts, and a $.4 million increase in management incentives due to improved operating results. Severance costs of $1.1 million were the result of re-organizational efforts involving the institutional line of business in August 1999. Amortization of unearned compensation, related to the issuance of restricted stock grants, increased employment expense by $.4 million. An increase in profit sharing expense increased employment expense by $.2 million. Savings resulting from the closing of the equity department in Hartford in April 1999 decreased employment expenses by $1.0 million. An increase in base compensation expense, primarily as a result of annual salary adjustments, was offset, in part, by certain other employment expense reductions.

Other operating expenses of $17.4 million for the three months ended September 30, 1999, which includes $2.4 million for Zweig, increased $3.4 million (24%) as compared to $14.0 million for the same period in 1998. Computer services decreased $.5 million, primarily due to lesser reliance on PHL for system support. The increased use of outside consultants for information systems and web-site related projects, and the use of marketing and sales consultants in 1999 increased other operating expenses by $.3 million.

Depreciation and amortization of leasehold improvements of $1.0 million for the three months ended September 30, 1999, which includes $.2 million for Zweig, remained relatively constant from $1.0 million for the same period in 1998. Certain fixed assets were fully depreciated after the third quarter of 1998, reducing depreciation expense in 1999.

Amortization of goodwill and intangible assets of $8.0 million for the three months ended September 30, 1999 increased $2.5 million (45%) as compared to $5.5 million for the same period in 1998 as a result of the amortization of the intangible assets and goodwill identified in the preliminary purchase price allocation of Zweig.

Amortization of deferred commissions, a component of the retail line of business, of $.4 million for the three months ended September 30, 1999 and 1998 is the result of Pasadena Capital Corporation's deferred commissions asset established prior to February 1, 1998 which continues to be amortized.

Operating income of $17.2 million for the three months ended September 30, 1999 increased $3.0 million (21%) as compared to $14.2 million for the same period in 1998 as a result of the changes discussed above.

Equity in earnings of unconsolidated affiliates of $.4 million for the three months ended September 30, 1999 decreased $.3 million (42%) as compared to $.6 million for the same period in 1998. PXP sold its investment in Beutel, Goodman & Company, Ltd. (BG) in the fourth quarter of 1998. PXP's share of BG's income in the third quarter of 1998 was $.6 million. Equity earnings from PXP's investments in Inverness/Phoenix Capital LLC (IPC) and Inverness/Phoenix Partners LP (IPP) increased by $.3 million.

Other expense - net of $.1 million for the three months ended September 30, 1999 decreased $.2 million as compared to a $.3 million net expense for the same period in 1998, primarily as a result of an increase in unrealized gains earned on marketable securities.

Non-recurring item of $5.9 million for the three months ended September 30, 1999 resulted from the decision to reimburse two investment portfolios which inadvertently sustained losses during the quarter.

Interest expense - net of $4.1 million for the three months ended September 30, 1999, which includes net interest income of less than $.1 million for Zweig, increased $.5 million (14%) as compared to $3.6 million for the same period in 1998. An increase of $1.9 million is due to additional interest charges resulting from the financing of the Zweig acquisition. A decrease of $.8 million is due to a lower average outstanding principal balance on other debt and a decrease in the average interest rate as compared to the same period in 1998. Interest on a note receivable related to the sale of BG resulted in income of $.2 million. Other interest and dividend income increased by $.3 million.

Income to minority interest of $.9 million and $.7 million for the three months ended September 30, 1999 and 1998, respectively, represents the minority shareholders' interest in the equity earnings of Seneca, which is fully consolidated in the Company's financial statements.

Net income for the three months ended September 30, 1999 of $3.8 million reflects a decrease of $2.0 million (34%) from the $5.7 million for the third quarter of 1998, resulting from the changes discussed above. The effective tax rate of 41.8% for the three months ended September 30, 1999 decreased compared to 44.0% for the same period in 1998 due to the effect of certain provision to tax return items.


Nine Months Ended  September 30, 1999 Compared with Nine Months Ended
September 30, 1998 - Historical
--------------------------------------------------------------------------------

Revenues for the nine months ended September 30, 1999 of $209.3 million, which includes $20.1 million for Zweig, increased $43.5 million (26%) from $165.8 million for the same period in 1998. Excluding the effects of Zweig, the Company's revenues for the nine months ended September 30, 1999 increased $23.4 million (14%) compared to the same period in 1998. Revenues for the retail and institutional lines of business, including Zweig, increased $26.0 million and $17.5 million, respectively.

Investment management fees of $182.3 million for the nine months ended September 30, 1999, which includes $17.5 million for Zweig, increased $37.9 million (26%) as compared to $144.3 million for the same period in 1998. Excluding Zweig, management fees earned from the retail line of business, including managed accounts and open-end mutual funds, increased $11.6 million primarily due to a $2.7 billion increase in average assets under management offset, in part, by a decrease in the fee schedule for certain wrap programs. Excluding Zweig, management fees earned from the institutional line of business increased $8.7 million primarily as a result of a $3.4 billion increase in average assets under management. Advisory accounts contributed $6.1 million to the increase in management fees as a result of a $1.3 billion increase in average assets managed. Structured finance products offered by PXP in 1999 contributed $1.3 million to the increase in management fees and increased assets under management by $1.2 billion. The overall increase in average assets managed in both the retail and institutional lines of business is due to investment performance and the previously mentioned new structured finance products.

Mutual funds - ancillary fees, a component of the retail line of business, of $23.7 million for the nine months ended September 30, 1999, which includes $1.2 million for Zweig, increased $4.3 million (22%) as compared to $19.4 million for the same period in 1998. Administrative fees and net distributor fees increased $.9 million and $.7 million, respectively, as a result of an increase in average assets managed, principally in the Phoenix-Engemann Funds. Fund accounting fees earned on open-end mutual funds and PHL sponsored variable products increased $1.1 million primarily as a result of an increase in average assets under management and an approved change in the fee structure. This change was implemented in order to reimburse Phoenix Equity Planning Corporation (PEPCO), a wholly-owned subsidiary of PXP, for additional administrative costs related to the out-sourcing of substantially all of PEPCO's fund accounting operations in the first quarter of 1998. Shareholder service agent fees increased $.7 million primarily as a result of an approved change in the fee structure, which took effect in April 1999.

Other income and fees of $3.4 million for the nine months ended September 30, 1999 increased $1.4 million (65%) as compared to $2.1 million for the same period in 1998, primarily due to fees earned administering the Zweig closed-end funds and other income earned by Zweig.

Operating expenses for the nine months ended September 30, 1999 of $160.3 million, which includes $18.3 million for Zweig, increased $31.9 million (25%) from $128.4 million for the same period in 1998, of which $14.6 million and $15.4 million related to the retail and institutional lines of business, respectively.

Employment expenses of $85.2 million for the nine months ended September 30, 1999, which includes $6.6 million for Zweig, increased $17.9 million (27%) as compared to $67.3 million for the same period in 1998. Incentive compensation increased by $8.0 million, of which $5.2 million is from certain subsidiaries who, in accordance with their respective operating agreements, receive increased compensation directly related to increases in their revenues or earnings. The remaining $2.8 million includes a $1.0 million increase in sales and performance based incentive compensation due to improved sales and performance by certain portfolio managers and research analysts, and a $1.8 million increase in management incentives due to improved operating results. Severance costs of $1.1 million resulting from the closing of the equity department in Hartford in April 1999 were offset by $1.7 million of subsequent savings. Additional severance costs of $1.1 million were the result of re-organizational efforts involving the institutional line of business in August 1999 and were offset by $.3 million of subsequent savings. Amortization of unearned compensation, related to the issuance of restricted stock grants, increased employment expense by $1.3 million. A decrease of $.5 million resulted from the out-sourcing of substantially all of PXP's fund accounting operations in the first quarter of 1998. An increase in profit sharing expense increased employment expense by $.7 million. An increase in base compensation expense of $1.8 million, primarily as a result of annual salary adjustments, was offset, in part, by certain other employment expense reductions.

Other operating expenses of $48.6 million for the nine months ended September 30, 1999, which includes $5.6 million for Zweig, increased $7.8 million (19%) as compared to $40.8 million for the same period in 1998. Payments to a third party administrator, relating to the out-sourcing of substantially all of PXP's fund accounting operations in the first quarter of 1998, increased other operating expenses in the retail line of business by $1.9 million. Commissions and finders fees increased by $.5 million due to increased mutual fund sales. Computer services decreased by $.4 million, due to lesser reliance on PHL for system support. In addition, the first nine months of 1998 included $.4 million of non-recurring charges related to the out-sourcing of substantially all of PXP's fund accounting operations.

Depreciation and amortization of leasehold improvements of $2.9 million for the nine months ended September 30, 1999, which includes $.4 million for Zweig, remained relatively constant from $2.8 million for the same period in 1998. Certain fixed assets were fully depreciated after the third quarter of 1998, reducing depreciation expense in the current year.

Amortization of goodwill and intangible assets of $22.3 million for the nine months ended September 30, 1999 increased $5.8 million (35%) as compared to $16.5 million for the same period in 1998 as a result of the amortization of the intangible assets and goodwill identified in the preliminary purchase price allocation of Zweig.

Amortization of deferred commissions, a component of the retail line of business, of $1.3 million for the nine months ended September 30, 1999 increased $.3 million (35%) as compared to $1.0 million for the same period in 1998 due to increased redemptions of Class B mutual fund shares. Pasadena Capital Corporation's deferred commissions asset established prior to February 1, 1998 continues to be amortized.

Operating income of $49.0 million for the nine months ended September 30, 1999 increased $11.6 million (31%) as compared to $37.4 million for the same period in 1998 as a result of the changes discussed above.

Equity in earnings of unconsolidated affiliates of $.8 million for the nine months ended September 30, 1999 decreased $1.9 million (69%) as compared to $2.7 million for the same period in 1998. PXP sold its investment in BG in the fourth quarter of 1998. PXP's share of BG's income for the nine months ended September 30, 1998 was $2.6 million. Equity earnings from PXP's investments in IPC and IPP increased $.7 million primarily as a result of IPC's recognition of a fee from a significant second quarter transaction.

Other income - net of $.6 million for the nine months ended September 30, 1999 increased $.3 million (99%) as compared to $.3 million for the same period in 1998. PXP recorded a loss of $.1 million in 1999 related to its investment in Greystone compared to a $.3 million loss recorded in1998.

Non-recurring item of $5.9 million for the nine months ended September 30, 1999 resulted from the decision to reimburse two investment portfolios for losses inadvertently sustained during the third quarter.

Interest expense - net of $11.6 million for the nine months ended September 30, 1999, which includes net interest income of $.1 million for Zweig, increased $1.9 million (20%) as compared to $9.6 million for the same period in 1998. The exchange of PXP's preferred stock for convertible subordinated debentures in April 1998 resulted in additional interest expense of $1.2 million in 1999, while eliminating PXP's preferred stock dividend. An increase of $4.5 million is due to additional interest charges resulting from the financing of the Zweig acquisition. A decrease of $2.6 million is primarily due to a lower average outstanding principal balance on other debt and a decrease in the average interest rate as compared to the same period in 1998. Other interest and dividend income increased $.4 million. Interest on a note receivable related to the sale of BG resulted in income of $.7 million.

Income to minority interest of $2.5 million and $1.6 million for the nine months ended September 30, 1999 and 1998, respectively, represents the minority shareholders' interest in the equity earnings of Seneca, which is fully consolidated in the Company's financial statements.

Net income for the nine months ended September 30, 1999 of $17.2 million increased $.9 million (5%) from the $16.3 million for the same period in 1998, resulting from the changes discussed above. The effective tax rate decreased to 43.5% for the nine months ended September 30, 1999 compared to 44.0% for the same period in 1998 due to the effect of certain provision to tax return items.


Three Months Ended September 30, 1999 Compared with Three Months Ended September 30, 1998 - Pro Forma (see Note 4)
--------------------------------------------------------------------------------

Except for the items noted below, the pro forma variances for the three months ended September 30, 1999 compared to the same period in 1998 are substantially the same as historical.

Investment management fees of $64.2 million for the three months ended September 30, 1999 increased $5.0 million (9%) from $59.1 million for the same pro forma period in 1998. In addition to the historical variances noted above, Zweig investment management fees decreased $1.9 million due to a $.7 billion decrease in assets under management resulting from the net effect of performance and asset outflows.

Net income of $3.8 million for the three months ended September 30, 1999 decreased $2.1 million (36%) as compared to $5.9 million for the same pro forma period in 1998, resulting from the effects of the changes discussed above. The effective tax rate decreased to 41.8% for the three months ended September 30, 1999 from 44.8% for the same pro forma period in 1998 due to the effect of certain provision to tax return items.


Nine Months Ended  September 30, 1999  Compared with Nine Months Ended
September 30, 1998 - Pro Forma (see Note 4)
--------------------------------------------------------------------------------

Except for the items noted below, the pro forma variances for the nine months ended September 30, 1999 compared to the same period in 1998 are substantially the same as historical.

Investment management fees - pro forma of $187.8 million for the nine months ended September 30, 1999 increased $16.2 million (9%) from $171.6 million for the same period in 1998. In addition to the historical variances noted above, Zweig investment management fees decreased $4.2 million due to a $.4 billion decrease in assets under management resulting from the net effect of performance and asset outflows.

Net income - pro forma of $17.2 million for the nine months ended September 30, 1999 increased $.2 million (1%) as compared to $17.0 million for the same period in 1998, resulting from the changes discussed above. The effective tax rate decreased to 43.5% for the nine months ended September 30, 1999 from 44.8% for the same period in 1998 due to the effect of certain provision to tax return items.


Liquidity and Capital Resources

The Company's business is not considered to be capital intensive. Working capital requirements for the Company have historically been provided by operating cash flow. It is expected that such cash flows will continue to serve as the principal source of working capital for the Company for the near future.

The Company's current capital structure, as of October 29, 1999, includes 43.7 million shares of common stock outstanding and $76.4 million of 6% Convertible Subordinated Debentures with a principal value of $25.00 per debenture. The current dividend rate on common stock is $.06 per share per quarter. If the dividend rate remains constant for 1999, the total annual dividend on common stock would be $10.5 million based upon shares outstanding at October 31, 1999. The total annual interest expense on the debentures based upon debentures outstanding at October 31, 1999, at an interest rate of 6%, would be $4.6 million.

The Company has two five-year credit facilities, totaling $375 million, with no required principal repayments prior to maturity ($200 million matures in August 2002 and $175 million matures in March 2004). The outstanding obligations under the credit facilities at September 30, 1999 totaled $250 million with an average interest rate of approximately 5.9%. The credit agreements contain financial and operating covenants including, among other provisions, requirements that the Company maintain certain financial ratios and satisfy certain financial tests, restrictions on the ability to incur indebtedness, and limitations on the amount of the Company's capital expenditures. At September 30, 1999, the Company was in compliance with all covenants contained in the credit agreements. The Company believes that funds from operations and amounts available under the credit facilities will provide adequate liquidity for the foreseeable future.

Management considers the liquidity of the Company to be adequate to meet present and anticipated needs.

Market Risk

The Company is exposed to the impact of interest rate changes and changes in the market value of its investments and assets managed. The Company does not have any derivative investments and, as of the fourth quarter of 1998, is no longer exposed to foreign currency fluctuations.

The Company's exposure to changes in interest rates is limited to borrowings under two five-year credit agreements, which have variable interest rates. The average interest rate on the credit agreements in the first nine months of 1999 and for all of 1998 was approximately 5.6% and 6.0%, respectively. In addition, the Company has Convertible Subordinated Debentures bearing interest at 6%. At September 30, 1999, the Company estimated that the fair value of the Convertible Subordinated Debentures approximated market value.

The Company invests excess cash in marketable securities, which consist of mutual fund investments, of which the Company is the advisor, publicly traded securities, and U.S. Government obligations. The fair value of these investments approximated market value at September 30, 1999.

The Company's revenues are largely driven by the market value of its assets under management and is therefore exposed to fluctuations in market prices. Management fees earned on managed accounts and certain institutional accounts (approximately 40% of total assets under management), for any given quarter, are based on the market value of the portfolio on the last day of the preceding quarter. Any significant increase or decline in the market value of assets managed on the last day of a quarter would result in a corresponding increase or decrease in revenues for the following three months.

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

Based upon Company assessments, the Company determined that it was required to modify or replace portions of its software so that its computer systems would properly utilize dates beyond December 31, 1999. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will be mitigated. Such modifications and conversions will be completed on a timely basis. The failure of computer programs to recognize the year 2000 could have a negative impact on, but is not limited to, the handling of securities trades, the pricing of securities and the servicing of client accounts. If such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue would have a material impact on the operations of the Company. As such, the Company created a Year 2000 Project Office to address the Year 2000 Issue.

The Company initiated formal communications with all of its software vendors, service providers and information providers to determine the extent to which the Company was vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The Company has determined the compliance status of mission critical third party products and has completed upgrades to their claimed compliant versions where needed. The Company's total Year 2000 project cost and estimate to complete include the estimated costs and time associated with the impact of a third party's Year 2000 Issue, and are based on presently available information. However, if the systems of other companies on which the Company's systems rely are not converted in a timely fashion, or are not converted at all, or are converted in a manner that is incompatible with the Company's systems, the Company's operations and financial results could be adversely affected.

The Company is utilizing internal resources to reprogram, or replace, and test the software for Year 2000 modifications. The assessment, inventory and remediation phases of the project have been completed. As of October 31, 1999, the Company has completed its testing of mission critical systems. Contingency plans for the Company, including all of its money management partners, have been completed as of October 31, 1999 and ongoing testing will continue during the remainder of 1999 where appropriate. The Project Office continues to evaluate the status of the Company's critical vendors and will conduct testing in the fourth quarter as needed. The total cost of the Year 2000 project is estimated at $5.3 million and is being funded through operating cash flows. These costs, primarily from internal resources, are being expensed as incurred. To date, the Company has incurred approximately $4.5 million related to its Year 2000 project. The total cost to the Company to become Year 2000 compliant is not expected to have a material impact on the Company's results of operations.

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

PART II. Other Information

 Item 1. Legal Proceedings

         With regard to the litigation between PXP and the former members of Associated Surplus Dealers, as outlined in PXP's 1998 Annual Report on Form 10-K, in April 1999 the court transferred the case to its docket for complex cases. A trial date has been set for March 2000.


 Item 4. Submission of Matters to a Vote of Security Holders

         No items submitted.


 Item 6. Exhibits and Reports on Form 8-K

         No items submitted.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Phoenix Investment Partners, Ltd.




November 12, 1999                   /s/ Philip R. McLoughlin
                                    -----------------------------------------
                                    Philip R. McLoughlin, Chairman and
                                    Chief Executive Officer


November 12, 1999                   /s/ William R. Moyer
                                    -----------------------------------------
                                    William R. Moyer, Chief Financial Officer