Form 10-K
period 1999-12-31
PHOENIX INVESTMENT PARTNERS LTD/CT
filed 2000-03-24
CIK 883237

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                        -----------

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to ___________ Commission file number 1-10994

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

                Securities registered pursuant to Section 12(b) of the Act:

       Title of each class           Name of each exchange on which registered
       -------------------           -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2000, computed by reference to the last reported price at which the stock was sold on such date, was $123,694,553.

The number of shares outstanding of the registrant's common stock, par value $.01 per share, as of March 15, 2000 was 44,227,583.

Portions of the following documents       Part of this Form 10-K into which the
-----------------------------------       -------------------------------------
are incorporated  by reference into       document is incorporated by reference:
-----------------------------------       --------------------------------------
this Form 10-K:
---------------

Phoenix Investment Partners, Ltd.
2000 Proxy Statement                      Part III

                        PHOENIX INVESTMENT PARTNERS, LTD.

                       ANNUAL REPORT FOR 1999 ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I                             Page
                                                                        ----
Item 1. Business.......................................................   1
        Executive Officers of the Company..............................  19
Item 2. Properties.....................................................  21
Item 3. Legal Proceedings..............................................  21
Item 4. Submission of Matters to a Vote of Security Holders............  21



                                     PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters...................................  22
Item 6.  Selected Financial Data.......................................  22
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................  23
Item 8.  Financial Statements and Supplementary Data...................  32
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................  61



                                    PART III

Item 10. Directors and Executive Officers of the Registrant............  61
Item 11. Executive Compensation........................................  61
Item 12. Security Ownership of Certain Beneficial Owners and Management  61
Item 13. Certain Relationships and Related Transactions................  61



                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K..................................................   62

Signatures............................................................   65

                                     PART I

Item 1.  Business.
-------  ---------
Phoenix Investment Partners, Ltd. (the Company) and its operating subsidiaries, Phoenix Investment Counsel, Inc. (PIC), Duff & Phelps Investment Management Co.
(DPIM), Phoenix Equity Planning Corporation (PEPCO), Roger Engemann and Associates, Inc. (REA), the wholly-owned subsidiary of the Company's wholly-owned subsidiary Pasadena Capital Corporation (PCC), Seneca Capital Management LLC (Seneca) and the Zweig Fund Group (Zweig), provide a variety of investment management services to a broad base of institutional and individual clients. Unless the context otherwise requires, all references in this report to the Company refer to Phoenix Investment Partners, Ltd. and its subsidiaries.

History of the Business
-----------------------
The Company's original business, which dates back to 1932, was to provide clients with investment research on public utility companies. The Company grew by expanding its products and services in areas in which management believed its core investment research business provided a competitive advantage. As its capabilities in investment research grew, the Company built upon its reputation to establish a range of complementary financial services. The Company entered the institutional investment management business in 1979, and investment management grew to become the Company's primary business. In 1995, pursuant to an Agreement and Plan of Merger among Duff & Phelps Corporation, PM Holdings, Inc. (Holdings), a wholly-owned subsidiary of Phoenix Home Life Mutual Insurance Company (PHL), and Phoenix Securities Group, Inc. (PSG), a wholly-owned subsidiary of Holdings, PSG was merged with and into Duff & Phelps Corporation (the Merger). At the time of the Merger, Holdings became 60% owner of the outstanding common stock of the Company and Duff & Phelps Corporation was renamed Phoenix Duff & Phelps Corporation (PDP). In 1996, in order to focus on merging and growing the retail and institutional investment management business, the Company exited the fee based investment research, investment banking and financial advisory businesses.

The continued growth of the Company's retail and institutional lines of business was based upon the development of its investment management business model, which contemplated both internal and external expansion. The model offers both the retail and institutional lines of business access to the investment skills of a variety of talented money managers through a consolidated distribution and administrative platform, essentially a "multi-manager/single platform" model. In 1998, in order to emphasize the importance of the model, PDP was renamed Phoenix Investment Partners, Ltd. The following acquisitions were important components in developing the model:

 - On July 17, 1997, the Company acquired a 74.9% interest in Seneca, which is a registered investment advisor providing services primarily to institutional investors.

 - On September 3, 1997, the Company acquired PCC, whose wholly-owned subsidiary REA is a registered investment advisor providing investment management services primarily to individual investors and Securities and Exchange Commission (SEC) registered investment companies.

 - On March 1, 1999, the Company acquired the retail mutual fund and closed-end fund businesses of Zweig. Zweig manages eight retail mutual funds and two closed-end funds, as well as certain institutional accounts. Zweig consists of Zweig/Glaser Advisers LLC (ZGA) and its wholly-owned subsidiary Euclid Advisors LLC (Euclid), registered investment advisors (collectively Zweig Advisors), and PXP Securities Corp. (PSC) (formerly known as Zweig Securities Corp.), a registered broker-dealer.

General
-------
The Company operates in two lines of business: retail and institutional investment management. The retail line of business provides investment management services on a discretionary basis (including administrative services), with products consisting of open-end mutual funds and managed accounts. Managed accounts include broker-dealer sponsored and distributed wrap fee programs and individually managed account investment services (private client), both of which are offered to high net-worth individuals. The institutional line of business provides discretionary and non-discretionary investment management services primarily to corporate entities, closed-end funds, structured finance products (i.e.: debt and equity securities backed by an actively managed portfolio of equity or fixed income securities), and multi-employer retirement funds, as well as endowment, insurance and other special purpose funds.

The following table summarizes revenues, income before income taxes, and assets under management by line of business for the years ended, December 31, 1999 and 1998, respectively (See Note 5, "Segment Information," to the Company's Consolidated Financial Statements, incorporated herein by reference):

                                       Income Before      Assets Under
                       Revenues        Income Taxes        Management
                    1999      1998     1999      1998     1999     1998
                    ----      ----     ----      ----     ----     ----
                    (in thousands)    (in thousands)      (in millions)
Retail           $180,043  $140,383  $32,643   $20,157  $28,443   $21,729
Institutional     104,485    79,064   14,938    15,024   36,158    31,758
All other  *        2,100     2,100   (1,528)   19,794
                 --------  --------  -------   -------  -------   -------
Total            $286,628  $221,547  $46,053   $54,975  $64,601   $53,487
                 ========  ========  =======   =======  =======   =======

* - "All other" represents corporate office revenue and expenses which are not directly attributable to either line of business.

The Company, through its subsidiaries PIC, DPIM, REA, Seneca, and Zweig Advisors, managed 951 institutional accounts (including PHL's General Account, 5 closed-end funds, and 4 structured finance products), 55 open-end mutual funds, and 26,750 individually managed accounts at December 31, 1999.

The following tables set forth the combined assets under management and management fees for PIC, DPIM, REA, Seneca, and Zweig Advisors at, and for the year ended, December 31, 1999:

                             Assets Under Management
                                  (in millions)

Source:
 Retail Products:
 ----------------
  Open-end Mutual Funds                                        $  18,073
  Managed Accounts  (a)                                           10,370
                                                               ---------
                                                                  28,443
                                                               ---------
 Institutional Products:
 -----------------------
  Institutional Accounts  (b)                                     21,227
  Closed-end Funds                                                 4,596
  PHL General Account                                              9,059
  Structured Finance Products  (c)                                 1,276
                                                               ---------
                                                                  36,158
                                                               ---------
     Total                                                     $  64,601
                                                               =========

Assets Classification:
  Equity                                                       $  30,055
  Balanced                                                        13,192
  Fixed Income                                                    20,696
  Money Market                                                       658
                                                               ---------
     Total                                                     $  64,601
                                                               =========

Advisor:
  PIC                                                          $  25,657
  DPIM                                                            15,604
  REA                                                             10,866
  Seneca                                                           9,216
  Zweig                                                            3,258
                                                               ---------
     Total                                                     $  64,601
                                                               =========

                                 Management Fees
                                 (in thousands)

Source:
 Retail Products:
 ----------------
  Open-end Mutual Funds                                        $  92,320
  Managed Accounts  (a)                                           53,653
                                                               ---------
                                                                 145,973
                                                               ---------
 Institutional Products:
 -----------------------
  Institutional Accounts  (b)                                     61,146
  Closed-end Funds                                                27,631
  PHL General Account                                             10,539
  Structured Finance Products  (c)                                 3,714
                                                               ---------
                                                                 103,030
                                                               ---------
     Total                                                     $ 249,003
                                                               =========

(a) Managed Accounts represent broker-dealer sponsored and distributed wrap fee programs and individually managed account investment services, both of which are offered to high net-worth individuals.
(b) Institutional Accounts include 100% of the assets managed by Seneca.
(c) Structured Finance Products consist of debt and equity securities backed by an actively managed portfolio of equity or fixed income securities.


Investment Management
---------------------
General

The Company's operating subsidiaries providing investment management services are PIC, DPIM, REA, Seneca, and Zweig Advisors, each of which is an investment advisor registered under the Investment Advisors Act of 1940, as amended (the Advisors Act).

                                       PIC

PIC's original business dates back to the 1930's and was acquired by PHL in 1975 from an unrelated third party. PIC provides investment management services for mutual funds, institutional investors, and structured finance products. PIC also manages the investment assets (other than investments in real estate and mortgages) of the PHL General Account and substantially all of the Variable Products Separate Accounts of PHL, which is one of the largest mutual life insurance companies in the United States.

Investment management and advisory services are provided by PIC for institutional and mutual fund clients, and structured finance products with respect to publicly-traded equity, convertible and fixed income securities, as well as privately-placed fixed income securities. As of December 31, 1999, PIC had approximately $11.6 billion institutional and $14.0 billion mutual fund assets under management (certain mutual funds, with $6.6 billion and $1.4 billion of assets under management, are subadvised by REA and Seneca, respectively). As of December 31, 1999, PIC's 48 employees included 15 portfolio managers, who have an average of 13 years of investment management experience, and 11 research analysts. PIC maintains offices in Hartford, Connecticut; Sarasota, Florida; and Scotts Valley, California. For the year ended December 31, 1999, PIC had total revenues of $88.9 million.

                                      DPIM

DPIM was established in 1979 with the acquisition of Boyd, Watterson & Co., a Cleveland-based investment manager founded in 1928. DPIM provides investment management services to a variety of institutions and individuals. As of December 31, 1999, DPIM had approximately $15.6 billion in assets under management, consisting of equity, fixed income, and real estate securities. DPIM's clients include a number of investment companies, including three closed-end investment companies, Duff & Phelps Utilities Income Inc. (the Utilities Income Fund), Duff & Phelps Utilities Tax-Free Income Inc. (the Utilities Tax-Free Fund), and Duff & Phelps Utility and Corporate Bond Trust Inc. (the Utility and Corporate Bond Trust) (collectively the Duff & Phelps Funds). DPIM's clients also include corporate, public, and multi-employer retirement funds and endowment, insurance and other special purpose funds. As of December 31, 1999, DPIM's 65 employees included 8 portfolio managers, who have an average of over 12 years of investment management experience, and 11 research analysts. DPIM maintains offices in Chicago, Illinois and Cleveland, Ohio. For the year ended December 31, 1999, DPIM had total revenues of $48.0 million.

                                       REA

REA, located in Pasadena, California, was founded by Roger Engemann in 1969. REA specializes in growth-style equity investing. As of December 31, 1999, REA had $17.5 billion of assets under management in over 20,000 individually managed accounts and 10 mutual funds (5 mutual funds, with $6.6 billion of assets under management, are managed under subadvisory agreements with PIC). The majority of assets under management are invested in large-cap growth equities, however, REA also manages small-cap, global growth, balanced and value portfolios. As of December 31, 1999, REA's 86 employees included 3 portfolio managers, who have an average of 33 years of investment management experience, and 6 research analysts. For the year ended December 31, 1999, REA had total revenues of $59.7 million.

                                     Seneca

Seneca, based in San Francisco, California, was established in July 1996. Seneca provides investment management services to foundations, endowments, corporations, public funds and private clients, and also provides subadvisory services to certain open-end mutual funds advised by PIC. As of December 31, 1999, Seneca had approximately $10.6 billion in assets under management, consisting of equity and fixed income products, including 10 mutual funds, with $1.4 billion of assets, which are managed under subadvisory agreements with PIC, and 2 structured finance products. As of December 31, 1999, Seneca's 63 employees included 7 portfolio managers, who have an average of over 12 years of investment management experience, and 9 research analysts. For the year ended December 31, 1999, Seneca had total revenues of $36.7 million.

                                 Zweig Advisors

ZGA, based in New York, was formed in 1989. ZGA provides investment management and advisory services to Phoenix-Zweig Trust (PZT), a portfolio of 7 mutual funds, 2 closed-end funds, and sub-advised institutional accounts. It also provides administrative services to 2 closed-end investment companies: The Zweig Fund, Inc. and The Zweig Total Return Fund, Inc. (collectively the Zweig Closed -end Funds).

Euclid, a wholly-owned subsidiary of ZGA, was originally formed in 1996. In May 1998, Euclid became the investment advisor to the Euclid Market Neutral Fund
(EMNF), a portfolio of Phoenix-Euclid Funds investing primarily in equity securities. Euclid is registered under the Advisors Act.

As of December 31, 1999, Zweig Advisors had approximately $1.8 billion institutional and $1.5 billion mutual fund assets under management, consisting of equity and fixed income products. As of December 31, 1999, Zweig Advisors' 44 employees included 3 portfolio managers, who have an average of 10 years of investment management experience, and 5 research analysts. For the ten months ended December 31, 1999, Zweig Advisors had total revenues of $26.9 million.


Investment Philosophy

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

The "Value Driven Fixed Income" approach is bottom-up, research-driven, and opportunistic, intended to identify fundamental value and to capitalize on volatility and market inefficiencies. Extensive fundamental research is the standard. Value is added through sector selection, issue selection (based on credit research and structure analysis), and trading opportunities. Duration is targeted and managed around a narrow band.

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

                                 Zweig Advisors

ZGA's investment approach utilizes a risk-averse philosophy by reducing market exposure as risk rises. This approach makes it possible to achieve superior long-term returns over complete market cycles, by controlling investors' losses during declining markets. As risk rises, market exposure is reduced. As risk declines, market exposure is gradually increased. The ability to react to changing market conditions is achieved by maintaining an appropriate mix of stocks and cash within ZGA's mutual funds. The stocks-cash mix is determined by a team of analysts using key fundamental and technical indicators that are constantly monitored and refined.

Euclid's investment approach seeks capital appreciation with minimal exposure to general market risk. Euclid attains this market neutrality by constructing a portfolio of long and short positions in equity securities.


Investment Management Agreements and Fees

                                    Overview

The strategy of the Company is to increase assets under management by offering institutional and individual clients a broad array of investment products and services while at the same time moderating growth to ensure that clients receive the highest quality of service. The Company believes that the number of managed investment accounts has a greater impact on the quality of investment advisory services than the amount of assets under management because of the time needed to service each account's particular investment requirements. Portfolio managers devote substantially all of their time to investment management. General informational services for clients, such as investment performance and account information, are assigned to other personnel dedicated exclusively to client relations. In addition, portfolio managers typically manage accounts of clients with similar investment objectives, thereby enabling clients to benefit from the expertise of their portfolio managers in achieving their investment objectives. Portfolio managers actively manage client portfolios and exercise investment discretion within general investment guidelines provided by their clients. Client policies regarding the use of investment techniques and strategies, such as derivative securities and leverage, are followed.

PIC, DPIM, REA, Seneca, and Zweig Advisors, as investment advisors and/or subadvisors to investment companies, are subject to the Investment Company Act of 1940, as amended (the 1940 Act). Under the 1940 Act, advisory and subadvisory agreements with open-end and closed-end investment companies may be continued in effect for a period of more than two years from the date of their execution only so long as such continuance is specifically approved at least annually by a majority of the disinterested directors of such investment company and by either the board of directors or the stockholders of the investment company. In addition, the 1940 Act requires such agreements to be terminable without penalty to the investment company by its directors or stockholders upon relatively short notice: 60 days in the case of agreements with mutual funds and typically 30 to 60 days in the case of agreements with institutional clients. Agreements generally may not be assigned without the consent of the client and terminate automatically in the event of their assignment. "Assignment" in these agreements typically has the meaning given under the 1940 Act, which definition would include certain changes in the ownership of the Company or its investment advisory subsidiaries. The Company's advisory agreements with non-investment company clients are generally terminable without penalty upon notice by the client.

Management fees paid by a mutual fund must initially be negotiated with the fund's board of directors and must be annually approved by a majority of the board's disinterested directors. Increases in the fees must thereafter be approved by the fund's shareholders. Since shareholder approval must be obtained in order to implement fee increases, management fees paid by mutual funds tend to be changed infrequently and competitive forces in the mutual fund industry influence these negotiations for fee changes.

The Company has a diversified customer base. Other than the following, no account or fund represented more than 2% of the Company's total revenues during 1999: PHL General Account and PHL sponsored variable products, Duff & Phelps Utilities Income Fund, Phoenix Series Balanced Fund, Phoenix Series Growth Fund, and Phoenix-Oakhurst Income and Growth Fund. In addition, assets of $5.6 billion were managed within the Merrill Lynch "Consults" wrap fee program.

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

PIC has entered into subadvisory investment management agreements with REA and Seneca with respect to certain funds managed by PIC. Pursuant to the terms of the agreements, PIC is responsible for managing the fund's investment program and the general operations of the funds, while REA and Seneca are responsible for the day-to-day management of the funds' portfolios. In managing the fund's assets, REA and Seneca ensure they conform with the investment policies as described in each respective fund's prospectus.

In addition, PIC has entered into a subadvisory agreement with Aberdeen Fund Managers (Aberdeen), an affiliate of PHL. Aberdeen is subadvisor to the non-U.S. portion of PIC's international and worldwide mutual fund assets, totaling $729 million, which are not included in total assets under management reported by the Company at December 31, 1999. In addition, $46 million of the U.S. portion of certain other assets managed by Aberdeen are subadvised by PIC and have been included in assets under management reported by the Company at December 31, 1999.

For open-end mutual funds, PIC earns management fees based on the average daily net asset values of each fund. The agreements prescribe, for most funds, a tiered-fee structure whereby the fee percentage is decreased as the fund grows through net asset thresholds. For the investment management services provided to the mutual funds, PIC receives fees ranging generally from .40% to .90% per annum of each fund's average daily net asset value. These management fees are payable monthly.

For institutional clients, PIC is compensated under investment management contracts on the basis of fees calculated as a percentage of assets under management. The percentage of the fee generally declines as the amount of assets under management increases above certain thresholds. In addition, the fee percentage is also dependent upon the difficulty in managing the investments; generally, investments in equity securities command a higher fee percentage than fixed income securities, as do investments in foreign securities, which require more extensive management time. Fees for the management of institutional accounts are based on the asset value of the investment portfolios under management and are typically payable monthly or quarterly. For its investment management services, PIC receives management fees from discretionary advisory accounts ranging from .125% to .85% per annum of the accounts' average net asset values.

Pursuant to an investment management agreement with PHL effective as of January 1, 1995, PIC provides non-real estate investment management services to the PHL General Account, which, as of December 31, 1999, had approximately $9.1 billion in assets managed by PIC. PIC receives a management fee of .10% and .12% per annum based on net asset values for publicly traded bonds and privately placed bonds, respectively, which represent approximately 89% of the assets managed. A fee ranging from .05% to .45% per annum is earned based on net assets invested in preferred stocks, including government securities; cash and cash equivalents; common stock; venture capital, oil and gas, and leveraged lease products. The management fee is payable monthly based on the average monthly net asset value of the PHL General Account. For the year ended December 31, 1999, management fees paid to PIC with respect to PHL's General Account totaled $10.5 million. The Company believes that the management fees payable to PIC by PHL under the general account agreement are no less favorable to PIC than the management fees that would be obtained from unaffiliated persons based on the size of this account and the types of investments in which the assets of such account are invested.

                                      DPIM

DPIM offers fixed income and equity investment management services on both a discretionary basis, where DPIM makes the investment decisions with respect to the assets under management; and a non-discretionary basis, where DPIM recommends investment policies and strategies to clients who maintain their own investment staffs that make the investment decisions. Assets pertaining to non-discretionary investment management services are not included in the Company's assets under management.

DPIM has entered into investment management agreements with each of its institutional, open-end mutual fund, managed account, and closed-end fund clients. Under the open-end mutual fund agreements, DPIM earns management fees based on the average daily net asset value of each fund. The agreements prescribe, for each fund, a tiered-fee structure whereby the fee percentage is decreased as the fund grows through net asset thresholds. For the investment management services provided to the mutual funds, DPIM receives fees ranging generally from .35% to .75% per annum of each fund's average daily net asset value. These management fees are payable monthly. Fees for the management of institutional advisory accounts are based on the asset value of the investment portfolios under management, while fees for non-discretionary advisory accounts are fixed rate fees. Fees for the management of the Duff & Phelps Funds are based on assets managed, calculated based on average weekly assets. In addition, $771 million of the U.S. portion of certain other assets managed by Aberdeen are subadvised by DPIM (of which $452 million are retail assets and $319 million are institutional assets), pursuant to the same subadvisory agreement in place between PIC and Aberdeen, and have been included in assets under management reported by the Company at December 31, 1999.

DPIM has managed account contracts with both large and small broker-dealer wrap fee programs. With a few minor exceptions, fees for the management of managed account assets are payable quarterly in advance. As of December 31, 1999, DPIM participated in managed account programs which provided annual investment management fees ranging from .35% to .65% of assets under management. The range reflects, among other factors, the difference in the level of client service and reporting for which DPIM is responsible under the different programs. These investment management agreements are terminable by either party upon relatively short notice.

                                       REA

REA has entered into investment management agreements with its clients, each of which provides for REA to earn management fees based on the assets managed.

REA has managed account contracts with both large and small broker-dealer wrap fee programs. With a few minor exceptions, fees for the management of managed account assets are payable quarterly in advance. As of December 31, 1999, REA participated in managed account programs which provided annual investment management fees ranging from .50% to 1.00% of assets under management. The range reflects, among other factors, the difference in the level of client service and reporting for which REA is responsible under the different programs. These investment management agreements are terminable by either party upon relatively short notice.

REA has an investment management agreement with each of its private clients. In each case, fees are payable quarterly in advance. As of December 31, 1999, REA investment management fee rates for private clients ranged from .92% to 2.00% of assets under management. The fee rate is negotiated separately with each client and reflects, among other factors, the size of the account, the length of the relationship and the investment style selected. These investment management agreements are terminable by either party at any time.

REA has an investment management agreement with the Phoenix-Engemann Funds, an open-end management investment company whose shares are offered in 5 funds. Under the agreement, REA earns management fees based on the average daily net asset values of each fund. The agreement prescribes for each fund a tiered-fee structure whereby the fee percentage is decreased as the fund grows through net asset thresholds. Fees reflect the complexity of and effort required by the investment methodology underlying each fund's management. As of December 31, 1999, the investment management agreement with the Phoenix-Engemann Funds prescribed annual fee rates ranging from .60% to 1.10% of average daily net assets. Fees are payable on REA's request and, since each fund's inception, have been settled monthly in arrears. The investment management agreement is terminable by either party upon 60 days notice.

REA has entered into subadvisory agreements with PIC, whereby REA manages the assets of 5 of PIC's mutual funds with assets totaling $6.6 billion.

                                     Seneca

Seneca has investment management agreements with each of its institutional accounts. Pursuant to these agreements, Seneca has been granted discretionary authority to make investment decisions within certain general portfolio guidelines. These investment contracts are generally cancelable upon 30 days notice by either party.

Seneca charges quarterly management fees, generally payable in advance, based upon the market value of the investments. The standard fee schedule for the Growth with Controlled Risk institutional accounts is 1.00% on the first $5 million, .80% on the next $10 million, and .50% on amounts over $15 million of assets managed. The standard fee schedule for the Earnings Driven Growth institutional accounts is 1.00% on the first $10 million, .80% on the next $25 million, and .70% on amounts over $35 million of assets managed. The standard fee schedule for the Value Driven Fixed Income institutional accounts is .50% on the first $30 million and .35% on amounts over $30 million of assets managed.

Seneca has managed account contracts primarily with large broker-dealer wrap fee programs. With a few minor exceptions, fees for the management of managed account assets are payable quarterly in advance. As of December 31, 1999, Seneca participated in managed account programs which provided annual investment management fees ranging from .35% to .65% of assets under management. The range reflects, among other factors, the difference in the level of client service and reporting for which Seneca is responsible under the different programs. These investment management agreements are terminable by either party upon relatively short notice.

Seneca has entered into subadvisory agreements with PIC, whereby Seneca manages the assets of 10 of PIC's mutual funds with assets totaling $1.4 billion.

                                 Zweig Advisors

Zweig Advisors have investment management agreements with each of its mutual fund and closed-end fund clients. In addition, Zweig Advisors has entered into sub-advisory management agreements with certain unrelated investment advisors for which it has agreed to manage all or a part of a mutual fund portfolio. Pursuant to these agreements, Zweig Advisors has been granted discretionary authority to make investment decisions with respect to assets under management within certain general investment guidelines.

ZGA has an investment management agreement with PZT. Under the agreement, ZGA earns management fees based on the average daily net asset values of each fund. The agreement prescribes a flat-fee structure for each fund. Fees reflect the complexity of and effort required by the investment methodology underlying each fund's management. As of December 31, 1999, the investment management agreement with the PZT funds prescribed annual fee rates ranging from .50% to 1.00% of average daily net assets. Fees are payable on ZGA's request and, since each fund's inception, have been settled monthly in arrears. The investment management agreement is terminable by either party upon 60 days notice. Fees for the management of the Zweig Closed-end Funds are based on assets managed, calculated based on average daily net assets.

Euclid has an investment management agreement with EMNF. Under the agreement, Euclid earns management fees based on the average daily net asset values of EMNF mutual funds. Fees reflect the complexity of and effort required by the investment methodology underlying each fund's management. As of December 31, 1999, the investment management agreement with EMNF prescribed annual fee rates of 1.50% of average daily net assets. Fees are payable on Euclid's request and, since each fund's inception, have been settled monthly in arrears. The investment management agreement is terminable by either party upon 60 days notice.


Retail Product Line
-------------------
                                  Mutual Funds

PIC, DPIM, REA, Seneca, and Zweig Advisors are investment advisors, and/or subadvisors, to 55 open-end mutual fund portfolios, which had aggregate assets under management of approximately $18.1 billion as of December 31, 1999. Mutual funds managed by PIC, DPIM, REA, Seneca, and Zweig Advisors are available to retail investors.

PIC, DPIM, REA, and Zweig Advisors manage mutual fund portfolios as follows:

                                                               Assets Under
                                                                Management
                                               Number of          as of
Advisor                                          Funds      December 31, 1999
-------                                       ---------     -----------------
                                                              (in thousands)

  PIC                                              38          $14,532,913
  DPIM                                              4              250,117
  REA                                               5            1,754,571
  Zweig Advisors                                    8            1,536,044
                                                -----          -----------

  Total                                            55          $18,073,645
                                                =====          ===========


In addition, REA subadvises 5 mutual funds and Seneca subadvises 10 mutual funds, all of which are advised by PIC.

The following table provides, with respect to each mutual fund, information concerning its year of establishment, fee schedule, assets under management, advisor, and, if applicable, sub-advisor:

                                                    Assets Under
                                                     Management
                                 Year                  as of          Advisor/
Fund                         Established   Fee*   December 31, 1999  Sub-Advisor
----                         -----------  ------  -----------------  -----------
                                                  (in thousands)
Phoenix Series Fund:
--------------------
  Phoenix-Oakhurst Balanced Fund 1970     .55%(a)  $ 1,638,353        PIC
  Phoenix-Engemann Capital
    Growth Fund                  1969     .70%(a)    3,330,269        PIC/REA
  Phoenix-Engemann Aggressive
    Growth Fund                  1968     .70%(a)      578,890        PIC/REA
  Phoenix-Goodwin High
    Yield Fund                   1980     .65%(a)      486,327        PIC
  Phoenix-Goodwin Money Market
    Fund                         1980     .40%(b)      258,568        PIC
  Phoenix-Duff & Phelps Core
    Bond Fund                    1987     .45%(a)      149,061        DPIM
                                                   -----------
                                                   $ 6,441,468
                                                   -----------
Phoenix Multi-Portfolio Fund:
-----------------------------
  Phoenix-Goodwin Tax-Exempt
    Bond Fund                    1988     .45%(a)  $    90,973        PIC
  Phoenix-Goodwin Emerging
    Markets Bond Fund            1995     .75%(a)      121,539        PIC
  Phoenix-Seneca Mid Cap Fund    1989     .75%(a)      412,340        PIC/Seneca
  Phoenix-Duff & Phelps Real
    Estate Securities Fund       1995     .75%(a)       30,541        DPIM
  Phoenix-Aberdeen International
    Fund                         1989     .75%(a)      196,383        PIC **
                                                    ----------
                                                   $   851,776
                                                   -----------
Phoenix Strategic Equity Series Fund:
-------------------------------------
  Phoenix-Engemann Small
    Cap Fund                     1995     .75%(a)  $   358,225        PIC/REA
  Phoenix-Seneca Equity
    Opportunities Fund           1944     .70%(a)      250,912        PIC/Seneca
  Phoenix-Seneca Strategic
    Theme Fund                   1995     .75%(a)      267,392        PIC/Seneca
                                                   -----------
                                                   $   876,529
                                                   -----------
Phoenix Investment Trust 97:
----------------------------
  Phoenix-Hollister Small Cap
    Value Fund                   1997     .90%(a)  $    67,660        PIC
  Phoenix-Hollister Value
    Equity Fund                  1997     .75%(a)       68,498        PIC
                                                   -----------
                                                   $   136,158
                                                   -----------

                                                    Assets Under
                                                     Management
                                Year                   as of          Advisor/
Fund (continued)             Established   Fee*   December 31, 1999  Sub-Advisor
----------------             -----------  -----   -----------------  -----------
                                                  (in thousands)
Other Phoenix Funds:
--------------------
  Phoenix-Oakhurst Strategic
    Allocation Fund, Inc.        1982     .65%(a)  $   319,334        PIC
  Phoenix-Oakhurst Income
    and Growth Fund              1940     .70%(a)      779,792        PIC
  Phoenix-Aberdeen Worldwide
    Opportunities Fund           1960     .75%(a)      233,631        PIC **
  Phoenix-Goodwin Multi-Sector
    Short Term Bond Fund         1992     .55%(a)       42,517        PIC
  Phoenix-Goodwin Multi-Sector
    Fixed Income Fund, Inc.      1989     .55%(a)      221,674        PIC
  Phoenix-Goodwin California
    Tax Exempt Bonds, Inc.       1983     .45%(a)       81,597        PIC
                                                   -----------
                                                   $ 1,678,545
                                                   -----------
Phoenix Equity Series Fund:
---------------------------
  Phoenix-Oakhurst Growth
    & Income Fund                1997     .75%(a)  $   466,142        PIC
  Phoenix-Duff & Phelps
    Core Equity Fund             1997     .75%(a)       43,157        DPIM
                                                   -----------
                                                   $   509,299
                                                   -----------
Phoenix Duff & Phelps
 Institutional Mutual Funds:
----------------------------
  Growth Stock Portfolio         1996     .60%(e)  $    63,281        PIC/Seneca
  Managed Bond Portfolio         1996     .45%(e)      112,161        PIC
                                                   -----------
                                                   $   175,442
                                                   -----------
Phoenix Edge Series Fund:
-------------------------
  Phoenix-Goodwin Multi-Sector
    Fixed-Income Series          1986     .50%(c)  $   172,004        PIC
  Phoenix-Goodwin Money
    Market Series                1986     .40%(d)      232,612        PIC
  Phoenix-Engemann Capital
    Growth Series                1986     .70%(c)    2,269,974        PIC/REA
  Phoenix-Oakhurst Strategic
    Allocation Series            1986     .60%(c)      476,930        PIC
  Phoenix-Oakhurst Balanced
    Series                       1992     .55%(c)      294,063        PIC
  Phoenix-Seneca Strategic
    Theme Series                 1996     .75%(c)      177,053        PIC/Seneca
  Phoenix-Engemann Nifty
    Fifty Series                 1998     .90%(c)       65,463        PIC/REA
  Phoenix-Oakhurst Growth and
    Income Series                1998     .70%(c)      102,769        PIC
  Phoenix-Seneca Mid-Cap
    Growth Series                1998     .80%          21,701        PIC/Seneca
  Phoenix-Hollister Value
    Equity Series                1998     .70%(c)       17,363        PIC
  Phoenix Duff & Phelps Real
    Estate Securities Series     1995     .75%          27,358        DPIM
  Phoenix-Aberdeen
    International Series         1990     .75%(c)      299,401        PIC **
                                                   -----------
                                                   $ 4,156,691
                                                   -----------
Phoenix-Seneca Funds:
---------------------
  Bond Fund                      1998     .50%     $    41,661        PIC/Seneca
  Growth Fund                    1998     .70%          95,118        PIC/Seneca
  Real Estate Securities Fund    1998     .85%          16,390        PIC/Seneca
  Mid-Cap "EDGE" Fund            1998     .80%          34,998        PIC/Seneca
                                                   -----------
                                                   $   188,167
                                                   -----------

                                                    Assets Under
                                                     Management
                                Year                   as of          Advisor/
Fund (continued)             Established   Fee*   December 31, 1999  Sub-Advisor
----------------             -----------  -----   -----------------  -----------
                                                   (in thousands)
Phoenix-Engemann Funds:
-----------------------
  Focus Growth Fund              1986     .90%(f)  $   784,432        REA
  Balanced Return Fund           1987     .80%(f)      171,559        REA
  Nifty Fifty Fund               1990     .90%(f)      530,590        REA
  Small & Mid-Cap Growth Fund    1994    1.00%(f)      243,728        REA
  Value 25 Fund                  1996     .90%(f)       24,262        REA
                                                   -----------
                                                   $ 1,754,571
                                                   -----------
Phoenix-Zweig Trust:
--------------------
  Appreciation Fund              1991    1.00%     $   237,093        ZGA
  Foreign Equity Fund            1997    1.00%           8,258        ZGA
  Government Cash Fund           1994     .50%         166,869        ZGA
  Government Fund                1985     .60%          34,027        ZGA
  Growth & Income Fund           1996     .75%          20,370        ZGA
  Managed Assets                 1993    1.00%         525,322        ZGA
  Strategy Fund                  1989     .75%         458,233        ZGA
                                                   -----------
                                                   $ 1,450,172
                                                   -----------
Phoenix-Euclid:
---------------
  Market Neutral Fund:           1998    1.50%     $    85,872        Euclid
                                                   -----------

Sub-total                                          $18,304,690


Subadvisory relationship with
  Aberdeen, net effect  **                            (231,045)
                                                   ------------

Total                                              $18,073,645
                                                   ===========

  * - Fee rate for the Phoenix Series Fund, Phoenix Multi-Portfolio Fund, Strategic Equity Series Fund, Other Phoenix Funds, Phoenix Investment Trust 97, Phoenix Equity Series Fund, and Phoenix Duff & Phelps Institutional Mutual Funds represents annual basis points earned on the first billion of average assets managed. Fee rate for The Phoenix Edge Series Fund represents annual basis points earned on the first $250 million of average assets managed. The fee rate for the Phoenix-Engemann Funds represents annual basis points earned on the first $50 million of average assets managed. The Phoenix-Seneca Funds, Phoenix-Zweig Trust, Phoenix-Euclid Market Neutral Fund, and the Phoenix-Seneca Mid-Cap Growth Series and Phoenix Duff & Phelps Real Estate Securities Series of the Phoenix Edge Series Funds, have fixed rates.

(a) - remaining fee schedules range from: .40% to .85% for the next billion, and .35% to .80% in excess of two billion of assets managed.
(b) - remaining fee schedule is: .35% for the next billion, and .30% in excess of two billion of assets managed.
(c) - remaining fee schedules range from: .45% to .85% for the next $250 million, and .40% to .80% in excess of $500 million of assets managed.
(d) - remaining fee schedule is: .35% for the next $250 million, and .30% in excess of $500 million of assets managed.
(e) - remaining fee schedules range from: .40% to .55% in excess of one billion of assets managed.
(f) - remaining fee schedules range from: .70% to 1.0% for the next $450 million, and .60% to .90% in excess of $500 million of assets managed.

 ** - Aberdeen is subadvisor to the non-U.S. portion of PIC's international and worldwide mutual fund assets, totaling $729 million, which are not included in total assets under management reported by the Company at December 31, 1999. In addition, $452 million and $46 million of the U.S. portion of certain other assets managed by Aberdeen are subadvised by DPIM and PIC, respectively, and have been included in assets under management reported by the Company at December 31, 1999.

All of the above mutual funds are open-end funds, which continuously offer to sell and redeem their shares at prices based on the net asset value of the fund's portfolio. PIC, DPIM, REA, Seneca, and Zweig Advisors' mutual funds are distributed through the non-proprietary wholesale distribution channel. Each fund, other than the Phoenix Duff & Phelps Institutional Mutual Funds, Phoenix Edge Series Fund, and Phoenix-Zweig Trust, offers investors two pricing structures, Class A and Class B shares, and certain funds also offer Class C shares, representing traditional front-end load, back-end load, and level-load, respectively. The Class A shares issued to the public by the Phoenix Funds are all subject to conventional front-end sales charges, except for a money-market fund which is sold on a no-load basis. The Class B shares issued by these mutual funds are subject to contingent deferred sales charges, which are typically paid by the holder upon redemption of such shares during the first five years after purchase. The Class C shares issued by these mutual funds are subject to contingent deferred sales charges, which are typically paid by the holder upon redemption of such shares during the first year. The Phoenix Duff & Phelps Institutional Mutual Funds are offered as Class X and Class Y shares, which are similar to Class A and Class B shares, respectively. The Phoenix-Seneca Funds also offer Class X shares. The Phoenix Edge Series Fund has only one class of shares, which are similar to Class A shares, but without a front-end sales charge. Phoenix-Zweig Trust offers two additional classes of mutual fund shares, Class I and Class M, which require a higher initial minimum investment. Shares of open-end mutual funds are generally redeemable at any time and are generally not traded in the secondary market. As a result, the Company's revenues from such mutual funds vary due to redemptions and purchases of shares, in addition to fluctuations in the value of the securities in their portfolios. Net advisory fees realized from these mutual funds totaled $92.3 million for the year ended December 31, 1999.

                                Managed Accounts

At December 31, 1999, REA, DPIM, Seneca, and PIC provided investment management services through participation in various broker-dealer wrap fee programs. Managed account programs offer broker-dealer clients discretionary portfolio management services provided by unaffiliated investment managers selected by the broker. Wrap fee program contracts are structured in one of two ways. In the majority of cases and for all of the larger programs, REA, DPIM, Seneca, and PIC have one investment management agreement with the sponsor which covers all accounts managed in that particular program. For a number of the smaller programs, there is a separate investment management agreement with each client. In addition, REA provides investment advisory services to "high net-worth" private clients, outside of a broker-dealer wrap fee program.

REA, DPIM, Seneca, and PIC manage the assets of individually managed accounts as follows:

                                                                Assets Under
                                                                 Management
                                               Number of           as of
Source                              Fee *      Accounts      December 31, 1999
------                              ---        ---------     -----------------
                                                               (in thousands)

  Broker-dealer Wrap Fee Programs   .53%         25,386         $ 8,509,607
  Private Client                   1.09%          1,364           1,859,900
                                              ---------         -----------

  Total                                          26,750         $10,369,507
                                              =========         ===========

* - Fee represents weighted average annual basis points charged.

Assets of $5.6 billion were managed within the Merrill Lynch "Consults" wrap fee program.

Institutional Product Line
--------------------------
                             Institutional Accounts

PIC, DPIM, Seneca, and Zweig Advisors have a broad institutional client base consisting primarily of medium-sized pension and profit sharing plans of corporations, governmental entities, and unions, as well as endowments and foundations, public and multi-employer retirement funds, and other special purpose funds, each of which has between $.1 million and $2.1 billion (except for $9.1 billion for PHL's General Account) in assets managed. Additionally, as of December 31, 1999, DPIM provided non-discretionary investment advisory services to institutional accounts with total assets of $1.0 billion.

PIC, DPIM, Seneca, and Zweig Advisors manage institutional accounts, including PHL's General Account, as follows:

                                                               Assets Under
                                                                Management
                                              Number of           as of
Advisor                                        Accounts     December 31, 1999
-------                                       ---------     -----------------
                                                              (in thousands)

  PIC                                              28          $10,949,494
  DPIM                                            323           10,791,008
  Seneca                                          587            8,271,060
  Zweig Advisors                                    4              274,243
                                                -----          -----------

  Total                                           942          $30,285,805
                                                =====          ===========


                           Structured Finance Products

PIC and Seneca manage three structured finance products. In addition, PIC acts as a subadvisor to a structured finance product not sponsored by the Company. These products are collateralized debt and bond obligations with portfolios of public high yield bonds, bank loans, and synthetic securities.

PIC and Seneca manage the assets of structured finance products as follows:

                                                  Assets Under
                                                   Management
                               Year                  as of
Product                    Established    Fee   December 31, 1999   Advisor
-------                    -----------   -----  -----------------   -------
                                                 (in thousands)

  Gibraltar Limited           1998     .375%(a)    $  365,913       Seneca
  Seneca CBO II, L.P.         1999      .50%(a)       292,458       Seneca
  Phoenix CDO, Limited        1999      .50%(b)       229,131       PIC
  Other                       1998      .20%(c)       388,889   PIC (Subadvisor)
                                                   ----------

  Total                                            $1,276,391
                                                   ==========

(a) - Represents the base fee. Contingent fees are .125%, .125%, and .375% for Gibraltar Limited and Seneca CBO II L.P., respectively.

(b) - Represents the combined base fee of .125% and the subordinated fee of .375%.

(c) - Represents  the fee rate for the first $200  million.  The  remaining  fee schedule is: .125% for the next $1.6 billion, .11% for the next $1.2 billion, .10% for the next $1.5 billion, and .09% in excess of $4.5 billion of assets managed.

                                Closed-End Funds

DPIM and Zweig Advisors manage the assets of the following closed-end funds (each of which is traded on the New York Stock Exchange):

                                                   Assets Under
                                                    Management
                              Year                    as of
Fund                       Established   Fee *   December 31, 1999    Advisor
----                       -----------   -----   -----------------    -------
                                                  (in thousands)

Utilities Income Fund         1987       .60%       $2,506,525         DPIM
Utilities Tax-Free Fund       1991       .50%          183,798         DPIM
Utility and Corporate
  Bond Trust                  1993       .50%          457,547         DPIM
The Zweig Fund, Inc.          1986       .85%          733,524         ZGA
The Zweig Total Return
 Fund, Inc.                   1988       .70%          714,637         ZGA
                                                    ----------

Total                                               $4,596,031
                                                    ==========

* - Fee for the Duff & Phelps Funds represents an annual rate based on average weekly net assets of the respective fund. The rate for the Utilities Income Fund is for the first $1.5 billion of average weekly net assets. A rate of .50% is earned on average weekly net assets in excess of $1.5 billion. Fees for the Zweig Closed-end Funds represent an annual rate based on average daily net assets of the respective fund.


Client Development
------------------
The ability of PIC, DPIM, REA, Seneca, and Zweig Advisors to attract and retain clients is largely dependent on the portfolio managers and other key employees of these companies. Each company, therefore, maintains a variety of competitive compensation programs designed to reward both short-term and long-term profitability, investment performance and new business. In an effort to maximize time devoted by portfolio managers to investment management, client relations and shareholder service departments attend to the informational needs of clients.

Product innovation is also central to attracting new clients and the retention of existing clients. New investment management products typically require "seed" funding to assist in attracting accounts and developing an initial performance record. Traditionally, PHL has directly or indirectly provided seed funding for some of the new investment products managed by PIC. PHL may not continue to provide such funding. If such funding is not provided by PHL, it will likely be funded by the Company.

Distribution
------------
Marketing, Distribution, and Support Services

                    Retail Product Marketing and Distribution

PEPCO, a broker-dealer registered under the Securities Exchange Act of 1934, as amended (the Exchange Act), serves as principal underwriter and national wholesale distributor of the mutual funds and managed accounts managed by PIC, DPIM, REA, Seneca, and Zweig Advisors, as well as the variable contracts issued by PHL (or an insurance company subsidiary). PEPCO also provides a wide range of investment management support services, including accounting, pricing, record keeping and transfer agency services. Net revenues relating to these support services paid to PEPCO (including net sales loads, net distribution fees, administrative fees, financial agent fees, and shareholder service agent fees) totaled $31.7 million for the year ended December 31, 1999. PEPCO has been granted exclusive distribution rights pursuant to distribution agreements with each of the Phoenix mutual funds and receives commissions for shares distributed, depending on the size of the particular sale, ranging from 2.00% to 5.75% on sales of less than $1 million. Individual sales of $1 million or more are made without commission. Commissions on sales of variable contracts issued by PHL and its subsidiaries range from 3.0% to 6.0% of the purchase or premium payments made under such contracts. Mutual fund shares and variable products are distributed by PEPCO under sales agreements with unaffiliated national and regional broker-dealers and financial institutions and WS Griffith & Co., Inc. (Griffith). A substantial portion of PEPCO's distribution commissions are paid to these entities.

Griffith is a registered broker-dealer subsidiary of PHL engaged in the retail distribution of mutual funds and variable product contracts. Griffith is currently the largest distributor of the Company's investment products, accounting for approximately 4% and 88% of mutual fund and variable product sales, respectively, for the year ended December 31, 1999. Through Griffith, PEPCO obtains the services of approximately 1,080 PHL insurance agents and brokers who are registered representatives of Griffith.

Sales and marketing personnel of PEPCO direct substantial efforts towards establishing and maintaining relationships with unaffiliated national and regional broker-dealers and financial institutions. PEPCO also markets advisory services of PIC, DPIM, REA, and Seneca to sponsors of managed account programs. Due to the highly competitive nature of the investment management business, the ability of PIC, DPIM, REA, Seneca, and Zweig Advisors to compete for mutual fund and investment advisory customers is becoming increasingly dependent on developing and maintaining an effective distribution channel through such entities.

                      Institutional Product Marketing and Distribution

At December 31, 1999, PIC, DPIM, Seneca, and Zweig Advisors had 942 institutional investment clients, with most of their business coming by referral. PIC, DPIM, Seneca, and Zweig Advisors also solicit new accounts by establishing relationships with firms whose role is advising clients in the selection of investment management firms. This strategy has the benefit of magnifying DPIM's, PIC's, Seneca's, and Zweig Advisors' marketing effort because a successful relationship with a consultant tends to create multiple solicitation opportunities.

Institutional marketing efforts are directed toward investment management consultants who are retained by institutional investors to assist in competitive reviews of potential investment managers. These consultants recommend investment managers to their institutional clients based on their review of investment managers' performance histories and investment management styles. Sales and marketing personnel at DPIM, PIC, and Seneca establish and maintain relationships with these consultants and provide information and materials to these consultants in order to enable them to evaluate PIC, DPIM and Seneca.

                                Support Services

PEPCO provides various support services for the mutual funds whose assets are managed by PIC, DPIM, REA, Seneca, and Zweig Advisors. Under financial agent agreements, it performs accounting, administrative, pricing and record retention services for these funds and receives monthly fees in order to recover the costs incurred in performing such services. In the first quarter of 1998, PEPCO began out-sourcing substantially all of its mutual fund accounting function to an unrelated third party service provider. PEPCO continues to serve as the funds' transfer agent, for which it receives an annual fixed fee of $13.50 to $17.95 for each shareholder account, except for the daily dividend funds, for which it receives $19.25 to $22.25 per shareholder account, subject to a certain minimum fee (plus out-of-pocket expenses).

PSC, a broker-dealer registered under the Exchange Act, engages in trading activities for certain affiliated mutual funds, whereby it buys and sells equity securities on behalf of the funds. PSC is the introducing broker in a relationship with an unaffiliated firm, which acts as the clearing broker. Brokerage commissions received from the funds are comparable to those charged by other unaffiliated broker-dealers.

Investment in Beutel, Goodman & Company Ltd.
--------------------------------------------
Beutel, Goodman & Company Ltd. (BG) is a Canadian corporation engaged in the investment management business with its main office in Toronto, Ontario. In November 1993, the Company and affiliates of the Company purchased 40% of the outstanding voting capital stock of BG, as well as $23.3 million of 8.5% Redeemable Unsecured Debentures of BG. These debentures were retired during 1996. In April 1994, the Company purchased additional shares of BG's common stock, which increased the Company's ownership in BG to 49%.

On December 3, 1998, the Company sold its 49% investment in the outstanding common stock of BG to an unrelated third party for $47 million. The Company received $37 million in cash at closing and a $10 million three-year interest-bearing note, which was subsequently paid on October 1, 1999. An additional $3 million may be paid to the Company if specified earnings thresholds are met during the two year period ending December 31, 2000. Proceeds from the sale of BG were used to pay down debt.

Competition
-----------
The  investment   management  business  is  highly  competitive.   Thousands  of
investment management firms offer their services to potential clients. In addition, various services and investments offered by insurance companies, banks, and securities dealers compete with the services offered by the Company. Some of these firms are larger and have access to greater resources than the Company. Although the Company's range of product offerings has increased significantly with the acquisitions of REA, Seneca, and Zweig, many of the Company's competitors offer a broader range of advisory services than those of the Company. In addition, the investment advisory industry is characterized by relatively low cost of entry and new investment management firms are frequently created.

The Company believes that the most important factors affecting competition for investment management clients are the performance records and reputations of investment managers and their investment professionals, marketing, and access to distribution channels, product innovation, customer service, and management fees. The Company's ability to increase and retain clients' assets could be materially adversely affected if client accounts underperform relative to the market or if key portfolio managers terminate their employment with the Company. In the past, the Company has not experienced a high turnover rate among its portfolio managers. The ability of the Company to compete with other investment management firms also is dependent, in part, on the relative attractiveness of its investment philosophy and methods under prevailing market conditions.

A large number of mutual funds are sold to the public by investment management firms, broker-dealers, insurance companies, and banks in competition with mutual funds sponsored and managed by the Company's investment management subsidiaries. Many of the Company's competitors apply substantial resources to advertising and marketing their mutual funds, which may adversely affect the ability of funds managed by the Company to attract new clients and to retain assets under management. Load mutual funds have for some time faced significant competition from no-load funds, resulting in the reduction of sales fees and leading to consideration of alternative load structures. The ability to attract and retain assets in these funds, most of which have sales fees, is dependent to a significant degree on the ability to maintain relationships with both unaffiliated brokers and financial institutions and participating insurance agents and brokers in PHL's agent field force who are registered representatives of Griffith. Shareholder account service is also important to retaining mutual fund customers.

Regulation
----------
The Company and its subsidiaries are subject to extensive governmental regulation and supervision. PIC, DPIM, REA, Seneca, and Zweig Advisors are registered with the Securities and Exchange Commission (the SEC) under the Advisors Act and, as necessary, are registered under applicable state investment advisory laws. Registrations, reporting, maintenance of books and records, custodial arrangements, and other compliance procedures required pursuant to the Advisors Act and applicable state securities laws are maintained independently by PIC, DPIM, REA, Seneca, and Zweig Advisors. In addition, each of the mutual funds managed by PIC, DPIM, REA, Seneca, and Zweig Advisors are registered with the SEC under the 1940 Act and each is therefore subject to the 1940 Act insofar as it relates to investment advisors for registered investment companies.

PEPCO and PSC are registered as broker-dealers under the Exchange Act and state securities laws and are therefore subject to minimum net capital requirements imposed on broker-dealers by the SEC. The SEC rules require an aggregate indebtedness to net capital ratio of no more than 15:1. As of December 31, 1999, PEPCO had net capital of $6.8 million, compared to required net capital of $.9 million, and a ratio of aggregate indebtedness to net capital of 1.89:1 and PSC had net capital of $.7 million, compared to required net capital of $.1 million, and a ratio of aggregate indebtedness to net capital of 1.12:1. As registered broker-dealers, PEPCO and PSC are members of the National Association of Securities Dealers, Inc. (NASD). The SEC and NASD require that, in addition to the minimum net capital requirements, PEPCO and PSC comply with a variety of operational standards, including proper record keeping and the licensing of its representatives. The SEC and NASD periodically examine PEPCO and PSC and review periodic reports with respect to their operations and financial conditions.

PIC, DPIM, REA, Seneca, and Zweig Advisors are also subject to the Employee Retirement Income Security Act of 1974 (ERISA), insofar as they are "fiduciaries" under ERISA with respect to employee benefit plan clients subject to ERISA.

Because  PHL  owns a  majority  equity  interest  in the  Company,  New York law relating to the subsidiaries of life insurance companies may apply to the business activities conducted by the Company, including the requirement that transactions with affiliates be fair, equitable, and reasonable. However, no prior insurance regulatory approval is or will be required with respect to the investment management activities of subsidiaries of the Company or the distribution by such entities of investment products. In the case of investments in the Variable Products Separate Accounts of PHL, the individual or group insurance or annuity or similar insurance contract issued by PHL or an insurance company subsidiary is subject to prior review and approval by insurance regulators in each jurisdiction where the product is to be sold.

The laws and regulations described above generally grant supervisory agencies broad administrative powers, including the power to limit or restrict a firm from conducting its business in the event that it fails to comply with relevant laws and regulations. Possible sanctions that may be imposed in the event of noncompliance include the suspension of individual employees, limitations on the firm's business for specified periods of time, revocation of the firm's registration as an investment advisor or broker-dealer, censures, and fines. Changes in these laws or regulations could have a material adverse impact on the profitability and mode of operations of the Company.

The officers, directors, and employees of the Company may from time to time own securities which are also owned by one or more of the clients of the Company. The Company has internal policies with respect to personal investing which require reporting of securities transactions and restrict certain transactions so as to reduce the possibility of conflict of interest.

Employees
---------
As of December 31, 1999, the Company and its subsidiaries employed approximately 665 persons. The Company considers its employee relations to be satisfactory.

Executive Officers of the Company
---------------------------------
The executive officers of the Company are as follows:

Name                    Age      Position
----                    ---      --------
Philip R. McLoughlin    53       Chairman of the Board, Chief Executive Officer
                                  and Director

Michael E. Haylon       42       President of PIC, Executive Vice President
                                  and Director

John F. Sharry          48       President, Retail Division

William R. Moyer        55       Executive Vice President and Chief Financial
                                  Officer

Michael A. Kearney      40       Senior Vice President

Thomas N. Steenburg     51       Chairman of the Board and Chief Executive
                                  Officer of DPIM, Senior Vice President

Elizabeth R. Rudden     45       Vice President

Nancy J. Engberg        43       Vice President and Counsel

The executive officers of the Company are elected annually and serve at the discretion of the Board of Directors of the Company.

Mr. McLoughlin has been Chairman of the Board of the Company since May 1997 and Chief Executive Officer of the Company since November 1, 1995. Mr. McLoughlin has also been a Director of PHL since February 1994 and has been employed by PHL as Executive Vice President - Investments since December 1988. In addition, Mr. McLoughlin serves as Chairman and President of PEPCO and Chairman of PIC. He also is a member of the Board of Directors of PIC, PEPCO, DPIM, PCC, Duff & Phelps Utilities Tax-Free Income Inc., and Duff & Phelps Utility and Corporate Bond Trust Inc. Mr. McLoughlin also serves as President and as a Director or Trustee of the Phoenix Funds, Phoenix Duff & Phelps Institutional Mutual Funds, and Phoenix-Aberdeen Series Fund. He is a Director of PM Holdings, Inc., Phoenix Charter Oak Trust Company, Aberdeen Asset Management plc, The World Trust, a Luxembourg closed-end fund, The Emerging World Trust Fund, a Luxembourg closed-end fund, and PXRE Corporation, a publicly-traded corporation, and its wholly-owned subsidiary, PXRE Reinsurance Company.

Mr. Haylon has been an Executive Vice President and a Director of the Company since November 1, 1995. From February 1993 to November 1, 1995, Mr. Haylon was Senior Vice President - Securities Investments of PHL. Mr. Haylon is also President of PIC, Executive Vice President of DPIM and Executive Vice President of the Phoenix Funds, Phoenix Duff & Phelps Institutional Mutual Funds and Phoenix-Aberdeen Series Fund. From June 1991 through January 1993, Mr. Haylon was Vice President, Public Fixed Income and from June 1990 through May 1991, he was Vice President, Public Bond Investments of PHL. Mr. Haylon was Vice President of Aetna Capital Management from August 1986 until June 1990 and a Managing Director of Aetna Bond Investors from February 1989 until June 1990. Mr. Haylon also serves as a member of the Boards of Directors of PIC and PEPCO.

Mr. Sharry has been President of the Retail Division of the Company since January 1, 1999. From January 1, 1998 to December 31, 1998, Mr. Sharry was Executive Vice President of the Company. From November 1995 to December 31, 1997, Mr. Sharry was Senior Vice President of the Retail Line of Business. Mr. Sharry serves as Executive Vice President of PEPCO, the Phoenix Funds, Phoenix Duff & Phelps Institutional Mutual Funds and Phoenix-Aberdeen Series Fund. From 1994 to 1995, Mr. Sharry was a Managing Director and Director of Retail Marketing at Putnam Investments. Mr. Sharry was a Director and National Sales Manager of Putnam's Broker/Dealer Division from 1992 to 1994. Mr. Sharry was also a member of Putnam's Executive Committee. From 1988 to 1992, Mr. Sharry was First Vice President, National Sales Manager, Insurance/Annuity Division at Dean Witter Reynolds, Inc. Mr. Sharry was also Vice President, Regional Insurance Coordinator from 1985 to 1988 and Regional Marketing Director from 1983 to 1985 at Security First/Holden Group. Mr. Sharry is a member of the Investment Company Institute's Marketing Policy Committee, the Forum for Investor Advice board of directors and the Executive Committee of the DALBAR Excellence and Trust program.

Mr. Moyer has been Executive Vice President and Chief Financial Officer of the Company since August 1, 1999. Prior to that date, Mr. Moyer was Senior Vice President and Chief Financial Officer of the Company since November 1, 1995. From November 1990 to November 1, 1995, Mr. Moyer was Vice President - Investment Products-Finance of PHL. In addition, Mr. Moyer serves as Senior Vice President, Chief Financial Officer and Treasurer of PIC and PEPCO and Chief Financial Officer of PSC. Mr. Moyer serves as Treasurer of DPIM. Mr. Moyer is also a Vice President of the Phoenix Funds, Phoenix Duff & Phelps Institutional Mutual Funds and Phoenix-Aberdeen Series Fund. Mr. Moyer serves as a member on the Boards of Directors of PIC, PEPCO, and PCC.

Mr. Kearney joined the Company on October 4, 1999 as Senior Vice President, Information Technology. From June 1995 to October 3, 1999, Mr. Kearney was Vice President, Information Systems of PHL. Mr. Kearney began his career at PHL in 1985 as a systems analyst.

Mr. Steenburg has been Senior Vice President of the Company since January 1, 1999. From November 1, 1995 to December 31, 1998, Mr. Steenburg was Vice President and Counsel of the Company. In addition, Mr. Steenburg is Chairman and Chief Executive Officer of DPIM. From October 1991 through October 31, 1995, Mr. Steenburg served as Counsel with PHL. Mr. Steenburg serves as a member on the Board of Directors of PCC.

Ms. Rudden has been with the Company since November 1981 and currently holds the position of Vice President, Human Resources. From May 22, 1995 to December 31, 1995, she was Vice President, Mutual Fund Customer Service with PEPCO. From October 1982 through May 21, 1995, Ms. Rudden held various positions relating to mutual fund and variable annuity customer service and operations.

Ms. Engberg joined the Company on April 15, 1999 as Vice President and Counsel. From June 1997 to April 14, 1999, Ms. Engberg served as Second Vice President and Corporate Counsel for PHL. Ms. Engberg began her career with PHL in December 1994. Ms. Engberg currently serves as Secretary or Assistant Secretary to most of the open and closed-end investment companies advised by the Company's subsidiaries.

Item 2.  Properties.
-------  -----------
The Company, which is headquartered in Hartford, conducts its operations through offices located in Hartford and Enfield, Connecticut; Chicago, Illinois; Greenfield, Massachusetts; Cleveland, Ohio; Pasadena, San Francisco and Scotts Valley, California; Sarasota, Florida; and New York, New York, in which locations it leases a total of approximately 264,000 square feet of office space.

Item 3.  Legal Proceedings.
-------  ------------------
On June 6, 1997, Gigatek Memory Systems, Inc. (Gigatek) sued Duff & Phelps Capital Markets Co. (Capital Markets), and three former employees of Capital Markets in Los Angeles Superior Court. On May 26, 1998, Capital Markets motion for summary judgment against Gigatek was granted by the court. On November 13, 1998, Gigatek filed for bankruptcy. Gigatek appealed the judgment on May 27, 1999.

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

On November 23, 1998, DP filed an amended Complaint for Contractual Indemnity and Declaratory Relief against ASD based on an indemnification provision in DP's Retainer Agreement with ASD. ASD filed a motion for summary judgment or summary adjudication, which the court granted on July 21, 1999, as to the indemnity claim. The ASD director defendants and ASD's attorney have settled the claims against them for $2.1 million and $775,000, respectively. The trial for the consolidated case of March 6, 2000 has been deferred. It is expected to be scheduled to commence later this year.

In March 2000, the Company was notified of a demand for arbitration with regard to a former employee, who held the position of President of the Company as well as Chief Executive Officer of DPIM, alleging wrongful termination, defamation, and other claims. Management believes that the termination was for cause and intends to vigorously defend against all claims in the case.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

No items submitted.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
-------  ----------------------------------------------------------------------

The Company's common stock is listed and traded principally on the New York Stock Exchange under the symbol "PXP." Information concerning the range of high and low sales prices for the Company's common stock, and the dividends declared, for each quarterly period within the past two fiscal years is set forth below:

                                                            Dividends
            Quarter Ended          High         Low         Declared
            -------------          ----         ---         --------
            1999
            March 31              $ 9.19       $7.00          $.06
            June 30               $10.13       $8.38          $.06
            September 30          $ 9.25       $8.19          $.06
            December 31           $ 9.00       $7.50          $.06

            1998
            March 31              $ 9.38       $7.38          $.06
            June 30               $ 9.88       $8.19          $.06
            September 30          $ 9.44       $6.63          $.06
            December 31           $ 8.75       $6.69          $.06

As of March 15, 2000, the closing price of the Company's common stock on the New York Stock Exchange was $7 3/16 per share and the approximate number of stockholders was 4,400 based upon the most recent shareholders of record, including individual participants in security positions.

Item 6.  Selected Financial Data.
-------  ------------------------
(in thousands, except per share data)
Year Ended December 31*        1999       1998      1997      1996      1995

Operating revenues          $286,628   $221,547  $164,600  $152,504  $112,206
Net income                    26,711     34,640    24,147    26,719    15,690
Basic earnings per share        0.61       0.76      0.44      0.50      0.51
Diluted earnings per share      0.55       0.68      0.44      0.50      0.40
Total assets                 681,686    563,718   604,949   365,684   356,619
Long-term obligations        239,513    146,561   194,299    21,884    33,858
Convertible subordinated
  debentures                  76,364     76,364
Convertible exchangeable
  preferred stock                                  78,827    78,504    78,029
Cash dividends declared
  per common share              0.24       0.24      0.24      0.21      0.05

* 1999 includes the Zweig Fund Group from March 1, 1999 to December 31, 1999. 1997 includes Seneca Capital Management from July 17, 1997 to December 31, 1997 and Pasadena Capital Corporation from September 3, 1997 to December 31, 1997. 1995 reflects the results of Phoenix Securities Group, Inc. from January 1, 1995 to October 31, 1995 and the combined results of Phoenix Investment Partners, Ltd. for the period from November 1, 1995 to December 31, 1995.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations.
         --------------
General
-------
Phoenix Investment Partners, Ltd. (the Company) offers a wide range of investment management services to meet the needs of individual and institutional investors. The Company earns substantially all of its revenues from fees for providing investment advisory and distribution services to the Phoenix mutual funds, institutional clients, high net worth individuals, the Phoenix closed-end funds and the general account of Phoenix Home Life Mutual Insurance Company
(PHL), the Company's majority shareholder. The Phoenix funds consist of open-end mutual funds and variable annuity subaccounts managed by the Company's eight investment management partners.

The Company was formed on November 1, 1995 when Phoenix Securities Group, Inc., the money management subsidiary of PM Holdings, Inc. (PM Holdings), merged into Duff & Phelps Corporation. PM Holdings is a wholly-owned subsidiary of PHL. Upon consummation of the merger, PM Holdings owned approximately 60% of the outstanding common stock of the Company. During 1997, the Company acquired Pasadena Capital Corporation (Pasadena), the holding company for Roger Engemann & Associates, Inc. (REA), a registered investment advisor, and a majority interest in Seneca Capital Management LLC (Seneca). In March 1999, the Company acquired the retail mutual fund and closed-end fund businesses comprising the New York based Zweig Fund Group (Zweig). Details of the merger and these acquisitions are discussed in Note 3 of the Company's 1999 Consolidated Financial Statements.

The 1999 net income of $26.7 million represents the Company's operations inclusive of the operations of Zweig from its acquisition date. As a result of the required accounting presentation and the inherent difficulties of analyzing and comparing the historical financial statements to the prior years' results, management has also included 1999 and 1998 financial information on a pro forma basis as if the acquisition of Zweig had occurred on January 1, 1998. The following is a comparison of the historical financial statements and a discussion of the pro forma financial information, which is found in Note 4 of the Company's 1999 Consolidated Financial Statements. The principal operating entities referred to in this discussion are described in Note 1 of the Company's 1999 Consolidated Financial Statements.

In January 2000, the Company received an expression of interest for the purchase of the Cleveland-based business of DPIM. In March 2000, a preliminary agreement as to the terms of the sale was reached. The purchase price will be based upon revenue run rates at a yet to be determined future date. While the transaction is likely to result in a future loss, an estimate cannot be made at this time.

Assets Under Management
-----------------------
The following table presents actual year-end assets under management at December 31, 1999, 1998 and 1997. The revenues of the Company are substantially earned based upon assets under management and, accordingly, these trends are important for understanding the business.

                              1999            1998            1997
                                          (in millions)
Retail Products:
----------------
Open-end Mutual Funds       $ 18,073        $ 14,407        $ 13,001
Managed Accounts  *           10,370           7,322           5,559
                            --------        --------        --------
                              28,443          21,729          18,560
                            --------        --------        --------
Institutional Products:
-----------------------
Closed-end Funds               4,596           3,505           3,336
Institutional Accounts  **    21,227          19,212          16,155
PHL General Account            9,059           8,785           8,351
Structured Finance
 Products  ***                 1,276             256
                            --------        --------        --------
                              36,158          31,758          27,842
                            --------        --------        --------

Total                       $ 64,601        $ 53,487        $ 46,402
                            ========        ========        ========

* Managed Accounts represent broker-dealer sponsored and distributed wrap fee programs and individually managed account investment services, both of which are offered to high net-worth individuals.
**  Institutional Accounts include 100% of the assets managed by Seneca.
*** Structured Finance Products consist of debt and equity securities backed by an actively managed portfolio of equity or fixed income securities.

At December 31, 1999 the Company had $64.6 billion in assets under management, an increase of $11.1 billion (21%) from $53.5 billion at December 31, 1998, which in turn represented an increase of $7.1 billion (15%) from $46.4 billion at December 31, 1997. Of the 1999 increase, $3.3 billion was the result of the Zweig acquisition. Positive investment performance increased assets under management by $7.1 billion and $6.5 billion during 1999 and 1998, respectively. Sales of open-end mutual funds (including institutional mutual funds and PHL sponsored variable products) and managed accounts were $3.8 billion and $2.6 billion in 1999 and 1998, respectively, but were offset by redemptions of $4.3 billion, of which $.8 billion was related to the Zweig acquisition, and $3.3 billion, respectively. Sales of institutional accounts in 1999 and 1998 were $5.8 billion and $4.9 billion, respectively, but were offset by lost accounts and withdrawals from existing accounts totaling $5.0 billion and $4.0 billion, respectively.

Historical Financial Statements
-------------------------------
General

The historical financial statements reflect the consolidated results of the Company for the period from January 1, 1997 to December 31, 1999. Each year's results include a substantial non-cash amortization expense resulting from merger and acquisition related goodwill and other intangible assets.

Statement of Income for 1999 Compared to 1998

Revenues for 1999 of $286.6 million, which includes $28.4 million for Zweig, increased $65.1 million (29%) from $221.5 million in 1998. Excluding the effects of Zweig, the Company's revenues for 1999 increased $36.6 million (16%) compared to 1998. Revenues for the retail and institutional lines of business, including Zweig, increased $39.7 million and $25.4 million, respectively.

Investment management fees of $249.0 million for 1999 (representing 87% of revenues) increased $55.9 million (29%) from $193.1 million in 1998. Excluding the effects of Zweig, which contributed $24.3 million to this increase, investment management fees for 1999 increased $31.6 million (16%) compared to 1998. Excluding Zweig, management fees earned from the retail line of business, including managed accounts and open-end mutual funds, increased $18.9 million of which $19.0 million is due to a $3.2 billion increase in average assets under management, primarily the result of strong investment performance. A decrease in the fee rate for certain managed account programs decreased retail management fees by $1.9 million. This decrease was offset, in part, by increases in the average fee earned on other retail products. Reimbursement of funds subject to an expense cap decreased $1.1 million, increasing revenue. Excluding Zweig, management fees earned from the institutional line of business, including closed-end funds, PHL's General Account, and institutional advisory accounts, increased $12.6 million primarily due to a $3.0 billion increase in average assets under management. Institutional advisory accounts average assets managed increased $1.6 billion, contributing $7.3 million to the increase in management fees. Structured finance products (i.e.: debt and equity securities which are backed by an actively managed portfolio of equity or fixed income securities) offered by PXP in 1999 contributed $2.3 million to the increase in management fees and increased assets under management by $.9 billion. A $.5 billion increase in average assets managed for PHL's General Account increased management fees by $1.1 million. The remaining increase of $1.9 million is primarily due to an increase in the average fee earned. The overall increase in average assets managed in both the retail and institutional lines of business is due to investment performance and the previously mentioned new structured finance products.

Mutual funds - ancillary fees, a component of the retail line of business, of $33.2 million in 1999 increased $7.4 million (29%) from $25.7 million in 1998. Excluding the effect of Zweig, which contributed $2.4 million to this increase, mutual funds - ancillary fees for 1999 increased $5.1 million (20%) compared to 1998. Administrative fees and net distributor fees increased $1.5 million and $1.2 million, respectively, as a result of an increase in average assets managed, principally the Phoenix-Engemann Funds. Shareholder service agent fees, which are directly related to the number of mutual fund shareholder accounts, increased $.9 million due to an approved change in the fee structure, which took effect in April 1999. Fund accounting fees earned on open-end mutual funds and PHL sponsored variable products increased $1.7 million primarily as a result of an increase in average assets managed and an approved change in the fee structure. This change was implemented in order to reimburse Phoenix Equity Planning Corporation (PEPCO) for operating costs related to the out-sourcing of substantially all of the Company's fund accounting operations in the first quarter of 1998. Fees received for servicing PHL sponsored variable products decreased $.2 million primarily as a result of a change in the service and distribution agreement relating to those products.

Other income and fees of $4.5 million for 1999 increased $1.8 million (66%) from $2.7 million in 1998, primarily due to Zweig.

Operating expenses of $217.5 million for 1999 increased $44.7 million (26%) from $172.9 million in 1998, of which $21.1 million and $20.6 million related to the retail and institutional lines of business, respectively. Excluding the effects of Zweig, operating expenses increased $18.8 million (11%) in 1999 over 1998, of which $3.9 million and $12.0 million related to the retail and institutional lines of business, respectively.

Employment expenses of $114.0 million for 1999 increased $23.6 million (26%) from $90.4 million in 1998. Excluding the effects of Zweig, which contributed $9.4 million to this increase, employment expenses for 1999 increased $14.3 million compared to 1998. Severance costs of $1.2 million resulting from the closing of the equity management department in Hartford in April 1999 were offset by $1.9 million of subsequent savings. Additional severance costs of $1.2 million were the result of staff reductions involving the institutional line of business in August 1999 and were offset by $1.6 million of subsequent savings. An increase in incentive compensation of $11.4 million resulted from improved gross sales in both the retail and institutional lines of business, and improved performance by certain portfolio managers and research analysts. Improved results by certain subsidiaries, on which compensation is calculated, contributed $8.6 million of this increase. A decrease of $.6 million resulted from the out-sourcing of substantially all of PXP's fund accounting operations in the first quarter of 1998. Annual salary adjustments increased compensation by $2.0 million, partially offset by a reduction in staff levels in 1999 particularly in the investment portfolio and sales areas. An increase in profit sharing expense increased employment expense by $1.4 million. Amortization of unearned compensation, related to the issuance of restricted stock grants, increased employment expense by $1.1 million.

Other operating expenses of $67.7 million for 1999 increased $12.4 million (22%) from $55.4 million in 1998. Excluding the effects of Zweig, which contributed $7.8 million to this increase, other operating expenses for 1999 increased $4.5 million compared to 1998. Payments to a third party administrator, relating to the out-sourcing of substantially all of the Company's fund accounting operations in the first quarter of 1998, increased other operating expenses in the retail line of business by $2.2 million. Commissions and finder's fees increased by $.7 million due to increased mutual fund sales. The Company's use of outside consultants in 1999, primarily for information technology purposes, increased other operating expenses by $.6 million. Additional sales meetings in 1999 increased other operating expenses by $.5 million. Computer services decreased by $1.2 million, due to lesser reliance on PHL for system support offset, in part, by a $.7 million increase resulting from charges for other computer enhancements. In addition, the first half of 1998 included $.4 million of nonrecurring charges related to the out-sourcing of substantially all of the Company's fund accounting operations. Various other less significant year-over-year changes netted to an increase of $1.4 million.

Depreciation and amortization of leasehold improvements of $3.9 million for 1999 increased $.2 million (6%) from $3.7 million in 1998. Excluding the effects of Zweig, which contributed $.5 million to this increase, depreciation and amortization of leasehold improvements for 1999 decreased by $.3 million compared to 1998. Certain assets had become fully depreciated in 1998, reducing depreciation expense in the current year.

Amortization of goodwill and intangibles of $30.3 million for 1999 increased $8.2 million (37%) from $22.1 million in 1998 as a result of the amortization of goodwill and intangible assets identified in the purchase price allocation of Zweig. This increase was attributable equally to the retail and institutional lines of business.

Amortization of deferred commissions, a component of the retail line of business, of $1.6 million for 1999 increased $.2 million (14%) from $1.4 million in 1998 due to increased redemptions of Phoenix-Engemann Class B mutual fund shares, for which a deferred commissions asset was established prior to February 1, 1998 and continues to be amortized.

Operating income of $69.1 million for 1999 increased $20.4 million (42%) from $48.7 million in 1998 as a result of the changes discussed above.

Equity in earnings of unconsolidated affiliates of $.9 million for 1999 decreased $2.6 million (74%) from $3.5 million in 1998. In the fourth quarter of 1998, the Company sold its investment in Beutel, Goodman & Company Ltd. (BG). The Company's share of BG's income in 1998 was $3.0 million. In addition, the sale of the Company's investment in Financial Alliance Investors I, L.P. (FA) in 1997, resulted in additional equity earnings of $.4 million in 1998 due to the release of money which had been held in escrow. The Company's share of income from its joint ventures in Inverness/Phoenix Capital LLC (IPC) and Inverness/Phoenix Partners LP increased $.8 million in 1999, of which $.3 million is the result of IPC's recognition of a fee from a significant second quarter transaction.

Nonrecurring item of $5.9 million, a component of the retail line of business, in 1999 resulted from the decision to reimburse two investment portfolios which inadvertently sustained losses during the third quarter. A claim has been filed on behalf of the insured parties.

Gain on sale of $16.6 million in 1998 is the result of the December 3, 1998 sale of the Company's 49% interest in BG to an unrelated third party. The sale of BG resulted in cash proceeds of $37.0 million and a $10.0 million note, which was repaid in 1999.

Other income - net of $1.5 million in 1999 increased $.5 million from $1.0 million in 1998. An increase of $.1 million is the result of a loss recorded in 1998 related to the Company's investment in Greystone Capital Management (Greystone). An increase in unrealized gains on mutual fund investments increased other income by $.2 million. Other individually insignificant items increased other income by $.2 million.

Interest expense - net of $15.8 million in 1999, which includes interest income of $.1 million for Zweig, increased $3.3 million (26%) from $12.6 million in 1998. An increase of $6.7 million is due to additional interest charges resulting from financing the Zweig acquisition. A decrease of $3.3 million is due to a lower average principal balance in 1999 on the credit facility utilized to finance the Pasadena and Seneca acquisitions. The exchange of the Company's preferred stock for convertible debentures in the second quarter of 1998 resulted in $1.2 million of additional interest expense, while eliminating the Company's preferred stock dividend. Interest on a note receivable related to the sale of BG resulted in income of $.7 million. Other interest and dividend income increased $.5 million.

Income to minority interest, a component of the institutional line of business, of $3.7 million and $2.2 million in 1999 and 1998, respectively, represents the minority shareholders' interest in the equity earnings of Seneca, which is fully consolidated in the Company's financial statements.

Net income for 1999 of $26.7 million decreased $7.9 million (23%) from $34.6 million in 1998, resulting from the changes discussed above. The effective tax rate of 42% in 1999 increased from 37% in 1998, primarily as a result of 1998 events including the sale of BG and amended prior year state tax returns.

Statement of Income for 1998 Compared to 1997

Revenues for 1998 of $221.5 million increased $56.9 million (35%) from $164.6 million in 1997, of which $38.2 million and $18.7 million of this increase related to the retail and institutional lines of business, respectively. The inclusion of REA and Seneca for a full year in 1998 compared to a partial year in 1997 contributed $53.6 million to this increase. Excluding the effects of Pasadena and Seneca, the Company's revenues for 1998 increased $3.3 million (2%) compared to 1997.

Investment management fees of $193.1 million for 1998 (representing 87% of revenues) increased $54.7 million (39%) from $138.5 million in 1997. Excluding the effects of REA and Seneca, which contributed $48.3 million to this increase, investment management fees for 1998 increased $6.4 million (5%) compared to 1997. Excluding REA, management fees for the retail line of business, including managed accounts and open-end mutual funds, increased $2.5 million of which $2.2 million is due to an $800 million increase in average assets under management. The increase in average assets managed is due to strong investment performance by investment managers of several of the mutual funds both in absolute terms and relative to the strong performance of the market in general. This performance more than offset a net outflow of assets under management. Reimbursement of funds subject to an expense cap increased $1.2 million, decreasing revenue, primarily due to the start-up of several new funds in late 1997 for which the advisors, subsidiaries of the Company, agreed to waive or reimburse expenses to the extent they exceeded limits detailed in the funds' prospectuses. Excluding Seneca, management fees earned by the institutional line of business, including closed-end funds, PHL's General Account, and institutional accounts, increased $3.9 million primarily due to a $1.8 billion increase in average assets under management offset, in part, by a change in the fee structure on PHL's General Account. The increase in average assets managed is principally due to asset additions in December 1997 from PHL. The closed-end funds contributed $2.5 million to the increase in management fees, of which $.7 million is due to a change in the investment advisory agreements and $1.8 million is due to a $300 million increase in average assets managed, the result of positive performance.

Mutual funds - ancillary fees, a component of the retail line of business, of $25.7 million in 1998 increased $3.2 million (14%) from $22.5 million in 1997. Excluding the effect of REA, which contributed $5.0 million to this increase, mutual funds - ancillary fees for 1998 decreased $1.9 million (8%) compared to 1997. The full-year effect of the sale of the deferred commissions asset in June 1997 resulted in a $2.2 million decrease in net distributor fees. Shareholder service agent fees, which are directly related to the number of mutual fund shareholder accounts, decreased $.8 million due to a decline in these accounts. Fund accounting fees increased $1.3 million, of which $.6 million is due to an increase in average assets managed and $.7 million is the result of a change in the fee structure for the open-end mutual funds. This change was implemented in order to reimburse PEPCO for operating costs related to the out-sourcing of substantially all of the Company's fund accounting operations in the first quarter of 1998.

Other income and fees, a component of the retail line of business, of $2.7 million for 1998 decreased $.9 million (26%) from $3.6 million in 1997. Excluding the effect of REA, which increased other income and fees by $.3 million, other income and fees for 1998 decreased $1.2 million (33%) compared to 1997. This decrease is primarily the result of the sale of the Company's then existing deferred commissions asset in June 1997, for which the Company had previously earned a fee if shares were redeemed within five years of purchase.

Operating expenses of $172.9 million for 1998 increased $39.2 million (29%) from $133.6 million in 1997, of which $28.3 million and $10.9 million related to the retail and institutional lines of business, respectively. The inclusion of REA and Seneca for a full year in 1998 compared to a partial year in 1997 contributed $34.0 million to this increase. Excluding the effects of REA and Seneca, operating expenses increased $5.2 million (4%) in 1998 over 1997, of which $5.6 million and $(.4) million related to the retail and institutional lines of business, respectively.

Employment expenses of $90.4 million for 1998 increased $17.7 million (24%) from $72.7 million in 1997. Excluding the effects of REA and Seneca, which contributed $17.9 million to this increase, employment expenses for 1998 decreased $.2 million compared to 1997. Employment expenses for the retail line of business, excluding REA, decreased $1.6 million. Annual salary adjustments and increased incentive compensation payments, resulting from improved performance by several portfolio managers and research analysts, were more than offset by reductions in staff levels particularly in the investment portfolio and sales management areas, as well as in fund accounting due to its out-sourcing. The institutional line of business, excluding Seneca, experienced a $1.4 million increase in employment expenses. Annual salary adjustments were partially offset by $.9 million of non-recurring charges resulting from a senior executive exercising certain rights under his employment agreement in 1997. The Company's profit sharing plan paid out $.4 million more in 1998 than in 1997 increasing employment expenses for both the retail and institutional lines of business.

Other operating expenses of $55.4 million for 1998 increased $14.3 million (35%) from $41.0 million in 1997. Excluding the effects of REA and Seneca, which contributed $6.3 million to this increase, other operating expenses for 1998 increased $8.4 million compared to 1997, and was primarily attributable to the retail line of business. Payments to a third party administrator of $5.3 million represented the 1998 cost of out-sourcing substantially all of the Company's fund accounting operations in the first quarter of 1998. Additional administrative costs incurred on behalf of the Phoenix-Engemann and Phoenix-Seneca Funds (Funds), which were recovered by administrative fees earned on the Funds, increased expenses by $2.6 million. The Company's increased reliance on outside consultants in 1998, primarily for information technology purposes, increased other operating expenses by $1.5 million. Non-recurring costs in 1997 of $1.8 million included $1.2 million for printing and other charges incurred to promote the newly acquired Funds and other new open-end mutual funds, and $.6 million relating to the sublease of certain office space. The Company's decision in late 1997 to out-source substantially all of its fund accounting operations effective in the first quarter of 1998 created non-recurring charges of $.4 million and $.7 million in 1998 and 1997, respectively. Various other less significant year-over-year changes netted to an increase of $.8 million.

Depreciation and amortization of leasehold improvements of $3.7 million for 1998 increased $.7 million (24%) from $3.0 million in 1997. Excluding the effects of REA and Seneca, which contributed $.5 million to this increase, depreciation and amortization of leasehold improvements for 1998 increased $.2 million compared to 1997 as a result of capital asset purchases.

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

Amortization of deferred commissions, a component of the retail line of business, of $1.4 million for 1998, which relates entirely to the Phoenix-Engemann B shares, decreased $1.6 million (54%) from $3.0 million in 1997. A decrease of $2.8 million is the result of the sale of the Company's then existing deferred commissions asset in June 1997. An increase of $1.2 million is from the deferred commissions asset relating to REA prior to February 1, 1998, which continues to be amortized.

Operating income of $48.7 million for 1998 increased $17.7 million (57%) from $31.0 million in 1997 as a result of the changes discussed above.

Equity in earnings of unconsolidated affiliates of $3.5 million for 1998 decreased $2.9 million (46%) from $6.4 million in 1997. In 1997, the Company's investment in FA resulted in equity earnings of $4.5 million, upon completion of the leveraged transaction for which it was created. A portion of the money to be received from FA was held in escrow but was released in 1998 resulting in additional equity earnings of $.4 million. The Company recognized losses in 1997 related to its share of equity earnings from Windy City CBO Partners, L.P. and Greystone of $1.5 million and $.6 million, respectively. Equity income from the Company's investment in BG decreased $.5 million due to the sale of BG in the fourth quarter of 1998. In addition, the Company's share of income from its joint venture in IPC decreased $.4 million in 1998.

Gain on sale of $16.6 million in 1998 is the result of the December 3, 1998 sale of the Company's 49% interest in BG to an unrelated third party. The sale of BG resulted in cash proceeds of $37.0 million and a note receivable of $10.0 million. Gain on sale of $6.9 million in 1997 is the result of the sale of the Company's deferred commissions asset, excluding REA's, in June 1997.

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

Net income for 1998 of $34.6 million reflects an increase of $10.5 million (43%) from the $24.1 million in 1997, resulting from the increased income and expenses discussed above. The effective tax rate decreased to 37% in 1998 from 40% in 1997 as a result of the BG sale, amended prior year state tax returns, and the utilization of foreign tax credits.

Pro Forma Financial Information (See Note 4 to the Consolidated Financial
-------------------------------------------------------------------------
Statements)
-----------
Statement of Income - Pro Forma for 1999 Compared to 1998

Except for the items noted below, the pro forma variances for 1999 compared to 1998 are substantially the same as historical.

Investment management fees - pro forma of $254.5 million for 1999 increased $25.4 million (11%) from $229.1 million in 1998. In addition to the historical variances noted above, Zweig investment management fees decreased $6.1 million due to a $.8 billion decrease in average assets under management resulting from the net effect of performance and asset outflows.

Net income - pro forma of $26.7 million for 1999 decreased by $8.6 million (24%) as compared to $35.3 million in 1998, resulting from the effects of the changes discussed above. The effective tax rate increased to 42% in 1999 compared to 38% in 1998, primarily as a result of the 1998 events including the sale of BG and amended prior year state tax returns.

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

The Company's current capital structure, as of March 15, 2000, includes 44.2 million shares of common stock outstanding and $76.4 million of 6% Convertible Subordinated Debentures with a principal value of $25.00 per debenture. The current quarterly dividend rate on common stock is $.08 per share, which increased from $.06 per share paid quarterly in 1999. If the dividend rate remains constant for 2000, the total dividend on common stock will be approximately $14.2 million based upon shares outstanding at March 15, 2000. The total 2000 interest expense on the debentures based upon debentures outstanding at March 15, 2000, would be $4.6 million.

The Company has two five-year credit facilities, totaling $375 million, with no required principal repayments prior to maturity ($200 million matures in August 2002 and $175 million matures in March 2004). The outstanding obligations under the credit facilities at December 31, 1999 and 1998 were $235 million and $140 million, respectively. A blended interest rate of approximately 6% was in effect on these borrowings as of December 31, 1999. The credit agreements contain financial and operating covenants including, among other provisions, requirements that the Company maintain certain financial ratios and satisfy certain financial tests, restrictions on the ability to incur indebtedness, and limitations on the amount of the Company's capital expenditures. At December 31, 1999 and 1998, the Company was in compliance with all covenants contained in the credit agreements. The Company believes that funds from operations and amounts available under the credit facilities will provide adequate liquidity for the foreseeable future.

Beginning in 2000 through 2002, the Company is obligated to pay Pasadena an additional purchase price, based upon growth in Pasadena management fee revenues since its acquisition in 1997, up to a maximum of $66 million. These payments will be funded by operating cashflows and through use of the credit facilities.

The Company has commitments, expiring June 1, 2000, with unrelated third parties whereby the third parties fund commissions paid by the Company upon the sale of Class B share mutual funds. Management expects to enter into similar financing effective after June 1, 2000. However, if the Company is not successful in securing refinancing, then the Company will be required to fund these commissions using operating cashflows.

PEPCO and PXP Securities Corp. (PSC), wholly-owned subsidiaries of the Company, are subject to the net capital requirements imposed on registered broker-dealers by the Securities Exchange Act of 1934 (Act). At December 31, 1999, PEPCO and PSC had net capital (as defined in the Act) of approximately $6.8 million and $.7 million, respectively, which exceeded their regulatory minimums by $6.0 million and $.6 million, respectively. PEPCO and PSC operate pursuant to Rule 15c3-1 paragraph (a) of the Act and, accordingly, are required to maintain a ratio of aggregate indebtedness (as defined in the Act) to net capital, which may not exceed 15 to 1. The ratios for PEPCO and PSC at December 31, 1999 were
1.89 to 1 and 1.12 to 1, respectively.

Management considers the liquidity of the Company to be adequate to meet present and anticipated needs.

Market Risk
-----------
The Company is exposed to the impact of interest rate changes and changes in the market value of its investments and assets managed. The Company does not have any derivative investments and has no exposure to foreign currency fluctuations.

The Company's exposure to changes in interest rates is primarily limited to borrowings under two five-year credit agreements with a consortium of banks, which have an interest rate that varies, at the Company's option, one, two, three or six months after the borrowing date of the loan. The Company may select from the Certificate of Deposit, Eurodollar, or the banks' base lending rate. The average interest rate on the credit agreements in 1999 and 1998 was approximately 6%. Changes in interest rates may also affect market prices of assets managed by the Company. Decreases in market price may reduce the revenues of the Company. In addition, the Company has subordinated debentures bearing interest at 6%. At December 31, 1999, the Company estimated that the fair value of the subordinated debentures approximated market value.

The Company also invests excess cash in marketable securities, which consist of mutual fund investments, of which the Company is the advisor, and U.S. Government obligations. The fair value of these investments approximated market value at December 31, 1999.

The Company's revenues are largely driven by the market value of its assets under management and is therefore exposed to fluctuations in market prices. Management fees earned on managed accounts and certain institutional accounts (approximately 35% of total assets under management), for any given quarter, are based on the market value of the portfolio on the last day of the preceding quarter. Any significant increase or decline in the market value of assets managed occurring on the last day of a quarter would result in a corresponding increase or decline in revenues for the following three months.

Impact of the Year 2000 Issue
-----------------------------
The Year 2000 Issue was the result of computer programs being written using two digits rather than four to define the applicable year. Any of a company's computer programs that have date-sensitive software might have recognized a date using "00" as the year 1900 rather than the year 2000. Company assessments during the past two years determined that it was necessary for the Company to modify or replace portions of its software so that its computer systems would properly utilize dates beyond December 31, 1999. The Company completed all software modifications and conversions on a timely basis. The failure of computer programs to recognize the year 2000 could have had a negative impact on, but not limited to, the handling of securities trades, the pricing of securities, and the servicing of client accounts. If such modifications and conversions had not been made, or were not completed on a timely basis, the Year 2000 Issue could have had a material impact on the operations of the Company. As such, the Company created a Year 2000 Project Office to address the Year 2000 Issue, which continues to monitor the ongoing effects of the Year 2000 Issue.

The Company initiated formal communications with all of its software vendors, service providers and information providers to determine the extent to which the Company was vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The third party companies on which the Company relies were able to remediate their own Year 2000 Issue, thus the Company's operations and financial results were not adversely affected. The Company's total Year 2000 project cost includes the costs and time associated with the impact of a third party's Year 2000 Issue.

The Company utilized internal resources to reprogram, or replace, and test the software for Year 2000 modifications. Certain systems were already in the process of being converted due to previous Company initiatives. The total cost of the Year 2000 project, including residual work performed in 2000, was $5.6 million and was funded through operating cash flows, which were expensed as incurred. The total cost to the Company to become Year 2000 compliant did not have a material impact on the Company's results of operations.

Cautionary Statement under Section 21E of the Securities Exchange Act of 1934
-----------------------------------------------------------------------------
This annual report contains forward-looking statements that involve risks and uncertainties, including, but not limited to, the following: The Company's performance is highly dependent on the amount of assets under management, which may decrease for a variety of reasons including changes in interest rates and adverse economic conditions; the Company's performance is very sensitive to changes in interest rates, which may increase from current levels; the Company's performance is affected by the demand for and the market acceptance of the Company's products and services; the Company's business is extremely competitive with several competitors being substantially larger than the Company; and the Company's performance may be impacted by changes in the performance of financial markets and general economic conditions. Accordingly, actual results may differ materially from those set forth in the forward-looking statements. Attention is also directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.

Item 8.  Financial Statements and Supplementary Data.
-------  --------------------------------------------

      TABLE OF CONTENTS                                                   PAGE
                                                                          ----

      Report of Independent Accountants..................................  33

      Consolidated Financial Statements:

      Consolidated Statements of Financial Condition.....................  34
        December 31, 1999 and 1998

      Consolidated Statements of Income..................................  35
        Years Ended December 31, 1999, 1998 and 1997

      Consolidated Statements of Changes in Stockholders' Equity.........  36
        Years Ended December 31, 1999, 1998 and 1997

      Consolidated Statements of Cash Flows..............................  37
        Years Ended December 31, 1999, 1998 and 1997

      Notes to Consolidated Financial Statements.........................38-60

                        Report of Independent Accountants

To the Board of Directors and Stockholders of Phoenix Investment Partners, Ltd.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Phoenix Investment Partners, Ltd. and its subsidiaries (collectively, the Company) at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






/s/ PricewaterhouseCoopers LLP
------------------------------

Hartford, Connecticut
February 9, 2000

PHOENIX INVESTMENT PARTNERS, LTD.
Consolidated Statements of Financial Condition
--------------------------------------------------------------------------------

                                                              December 31,
                                                            1999        1998
Assets                                                       (in thousands)
Current Assets
  Cash and cash equivalents                              $ 42,203    $ 29,298
  Marketable securities, at market                          7,941      16,275
  Accounts receivable                                      10,103       9,493
  Receivables from related parties                         35,555      25,522
  Prepaid expenses and other assets                         3,487       2,951
                                                         --------    --------
    Total current assets                                   99,289      83,539

Deferred commissions                                        1,219       2,798
Furniture, equipment, and leasehold improvements, net      12,475       8,589
Intangible assets, net                                    202,862     146,402
Goodwill, net                                             353,672     300,255
Long-term investments and other assets                     12,169      22,135
                                                         --------    --------
    Total assets                                         $681,686    $563,718
                                                         ========    ========

Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable                                       $  3,002    $  2,122
  Accrued compensation and benefits                        25,086      18,660
  Other accrued liabilities                                10,975       7,943
  Income taxes payable                                      6,924      10,934
  Payables to related parties                               4,749       3,032
  Broker-dealer payable                                    13,197       9,568
  Current portion of long-term debt                           964         964
                                                         --------    --------
    Total current liabilities                              64,897      53,223

Deferred taxes, net                                        45,656      53,446
Long-term debt, net of current portion                        754       1,718
Convertible subordinated debentures                        76,364      76,364
Credit facilities                                         235,000     140,000
Lease obligations and other long-term liabilities           3,759       4,843
                                                         --------    --------
    Total liabilities                                     426,430     329,594
                                                         --------    --------

Contingent Liabilities (Note 11)

Minority Interest                                           4,255       2,531
                                                         --------    --------

Stockholders' Equity
Common stock, $.01 par value, 100,000,000 shares
  authorized, 45,760,201 and 45,172,258 shares issued,
  and 43,760,201 and 43,710,458 shares outstanding            458         451
Additional paid-in capital                                200,410     195,224
Retained earnings                                          60,737      44,482
Accumulated other comprehensive income                      5,143       3,571
Unearned compensation on restricted stock                  (1,029)     (1,529)
Treasury stock, at cost, 2,000,000 and 1,461,800 shares   (14,718)    (10,606)
                                                         --------    --------
    Total stockholders' equity                            251,001     231,593
                                                         --------    --------
    Total liabilities and stockholders' equity           $681,686    $563,718
                                                         ========    ========






        The accompanying notes are an integral part of these statements.

PHOENIX INVESTMENT PARTNERS, LTD.
Consolidated Statements of Income
--------------------------------------------------------------------------------

                                                 Year Ended December 31,
                                              1999        1998        1997
                                          (in thousands, except per share data)
Revenues
Investment management fees                  $249,003    $193,130    $138,458
Mutual funds - ancillary fees                 33,167      25,739      22,523
Other income and fees                          4,458       2,678       3,619
                                            --------    --------    --------
   Total revenues                            286,628     221,547     164,600
                                            --------    --------    --------

Operating Expenses
Employment expenses                          114,035      90,407      72,703
Other operating expenses                      67,738      55,355      41,031
Depreciation and amortization of
  leasehold improvements                       3,898       3,663       2,953
Amortization of goodwill and
  intangible assets                           30,288      22,057      13,950
Amortization of deferred commissions           1,580       1,380       3,001
                                            --------    --------    --------
   Total operating expenses                  217,539     172,862     133,638
                                            --------    --------    --------

Operating Income                              69,089      48,685      30,962
                                            --------    --------    --------

Equity in Earnings of
   Unconsolidated Affiliates                     899       3,452       6,387
                                            --------    --------    --------

Nonrecurring Item                             (5,900)
                                            --------    --------    --------

Gain on Sale                                              16,561       6,907
                                            --------    --------    --------

Other Income (Expense) - Net                   1,492       1,034         (33)
                                            --------    --------    --------

Interest (Expense) Income - Net
Interest expense                             (19,076)    (14,548)     (5,638)
Interest income                                3,251       1,989       2,374
                                            --------    --------    --------
   Total interest expense - net              (15,825)    (12,559)     (3,264)
                                            --------    --------    --------

Income to Minority Interest                   (3,702)     (2,198)      (714)
                                            --------    --------    -------

Income Before Income Taxes                    46,053      54,975      40,245
Provision for income taxes                    19,342      20,335      16,098
                                            --------    --------    --------
Net Income                                    26,711      34,640      24,147

Series A preferred stock dividends                         1,223       4,754
                                            --------    --------    --------
Income available to common stockholders     $ 26,711    $ 33,417    $ 19,393
                                            ========    ========    ========

Weighted average shares outstanding
   Basic                                      43,797      44,076      44,080
   Diluted                                    53,800      54,297      54,435
Earnings per share
   Basic                                    $    .61    $    .76    $    .44
   Diluted                                  $    .55    $    .68    $    .44








        The accompanying notes are an integral part of these statements.

PHOENIX INVESTMENT PARTNERS, LTD.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------
(in thousands)
                     Common                         Unearned
                    Stock and          Accumulated Compensation
                   Additional          Other Comp-     on
                     Paid-In  Retained  rehensive  Restricted Treasury
                     Capital  Earnings    Income      Stock    Stock     Total
                   ---------- -------- ----------- ---------- -------- --------
Balances at
December 31, 1996   $185,855  $ 12,812  $   4,602                      $203,269
                    --------  --------  ---------                      --------

 Net income                     24,147                                   24,147
 Other comprehensive
  income:
  Net unrealized
   appreciation
   on securities
   available-for-sale                       6,913                         6,913
  Foreign currency
   translation adjustment                    (841)                         (841)
                                                                       ---------
 Total comprehensive
  income                                                                 30,219
 Stock transactions    3,155                                              3,155
 Treasury stock
  purchases                                                   $(2,609)   (2,609)
 Dividends                     (15,335)                                 (15,335)
                    --------  --------  ---------             -------  --------
Balances at
December 31, 1997    189,010    21,624     10,674              (2,609)  218,699
                    --------  --------  ---------             -------  --------

 Net income                     34,640                                   34,640
 Other comprehensive
  income:
  Net unrealized
   depreciation
   on securities
   available-for-sale                      (8,274)                       (8,274)
  Foreign currency
   translation adjustment                   1,171                         1,171
                                                                       --------
 Total comprehensive
  income                                                                 27,537
 Stock transactions    4,622                                              4,622
 Treasury stock
  purchases                                                    (7,997)   (7,997)
 Dividends                     (11,782)                                 (11,782)
 Issuance of
  restricted stock     2,043                       $ (2,043)
 Amortization of
  unearned compensation                                 514                 514
                    --------  --------  ---------  --------   -------  --------
Balances at
December 31, 1998    195,675    44,482      3,571    (1,529)  (10,606)  231,593
                    --------  --------  ---------  --------   -------  --------

 Net income                     26,711                                   26,711
 Other comprehensive
  income:
  Net unrealized
   appreciation
   on securities
   available-for-sale                       1,572                         1,572
                                                                       --------
 Total comprehensive
  income                                                                 28,283
 Stock transactions    4,038                                              4,038
 Treasury stock
  purchases                                                    (4,112)   (4,112)
 Dividends                     (10,456)                                 (10,456)
 Issuance of
  restricted stock     1,155                         (1,155)
 Amortization of
  unearned compensation                               1,655               1,655
                    --------  --------  ---------  --------  --------  --------
Balances at
December 31, 1999   $200,868  $ 60,737  $   5,143  $ (1,029) $(14,718) $251,001
                    ========  ========  =========  ========  ========  ========

Common stock issued and outstanding:                  1999      1998     1997
                                                           (in thousands)
Balances at January 1,                               43,710    43,950    44,037
   Stock transactions                                   588       877       258
   Treasury stock purchases                            (538)   (1,117)     (345)
                                                   --------  --------  --------
Balances at December 31,                             43,760    43,710    43,950
                                                   ========  ========  ========

       The accompanying notes are an integral part of these statements.

PHOENIX INVESTMENT PARTNERS, LTD.
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
                                                    Year Ended December 31,
                                               1999        1998        1997
                                                         (in thousands)
Cash Flows from Operating Activities:
 Net income                                  $ 26,711    $ 34,640    $ 24,147
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization of
    leasehold improvements                      3,898       3,663       2,953
   Amortization of goodwill and
    intangible assets                          30,288      22,057      13,950
   Amortization of deferred commissions         1,580       1,380       3,001
   Income to minority interest                  3,702       2,198         714
   Compensation recognized under employee
    benefit plans                               1,655         514
   Gain on sale of Beutel, Goodman
    & Company Ltd.                                        (16,561)
   Gain on sale of deferred commissions asset                          (6,907)
   Equity in earnings of unconsolidated
    affiliates, net of dividends                 (675)      2,203       3,457
   Payments of deferred commissions                          (180)     (5,006)
   Deferred taxes                              (7,546)     (7,805)     (9,892)
   Changes in operating assets and liabilities:
    Accounts receivable                           (87)       (516)      1,912
    Receivables from related parties          (10,033)     (2,962)     (2,859)
    Other assets                                  426         744         232
    Payables to related parties                 2,946        (103)       (742)
    Accounts payable and accrued
     liabilities                                7,133       3,596      (3,931)
    Income taxes payable                       (3,631)     10,377       3,609
    Other liabilities                            (850)       (803)      1,059
                                             --------    --------    --------
  Net cash provided by operating activities    55,517      52,442      25,697
                                             --------    --------    --------

Cash Flows from Investing Activities:
 Purchase of subsidiaries                    (141,252)     (6,647)   (243,532)
 Cash acquired from purchase
  of subsidiaries                               2,701                  42,379
 Proceeds from sale of Beutel, Goodman
  & Company Ltd.                               10,000      37,000
 Proceeds from sale of deferred
  commissions asset                                                    26,015
 Purchase of marketable securities                         (4,289)     (7,663)
 Sale of marketable securities                 11,475
 Purchase of long-term investments               (598)     (2,346)     (2,823)
 Proceeds from long-term investment activity      490                  11,245
 Capital expenditures                          (5,436)     (2,182)     (2,296)
                                             --------    --------    --------
  Net cash (used in) provided by
   investing activities                      (122,620)     21,536    (176,675)
                                             --------    --------    --------

Cash Flows from Financing Activities:
 Borrowings on credit facility and
  from related party                          140,000                 220,000
 Repayment of debt                            (45,964)    (47,243)    (53,182)
 Dividends paid                               (10,456)    (12,060)    (15,330)
 Stock repurchases                             (4,113)     (7,997)     (2,609)
 Proceeds from stock issuance                   2,693       1,391       1,689
 Distribution to minority interest             (1,979)       (643)
 Other financing activities                      (173)                   (184)
                                             --------    --------    --------
  Net cash provided by (used in)
   financing activities                        80,008     (66,552)    150,384
                                             --------    --------    --------
Net increase (decrease) in cash and
 cash equivalents                              12,905       7,426        (594)
Cash and cash equivalents, beginning of year   29,298      21,872      22,466
                                             --------    --------    --------
Cash and Cash Equivalents, End of Year       $ 42,203    $ 29,298    $ 21,872
                                             ========    ========    ========

Supplemental Cash Flow Information:
 Interest paid                               $ 18,473    $ 14,561    $  4,613
 Income taxes paid                           $ 30,577    $ 17,551    $ 11,371


       The accompanying notes are an integral part of these statements.

PHOENIX INVESTMENT PARTNERS, LTD.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.  Organization and Business

    Phoenix Investment Partners, Ltd. (PXP) was formed on November 1, 1995 when Phoenix Securities Group, Inc. (PSG), a money management subsidiary of PM Holdings, Inc. (PM Holdings), merged into Duff & Phelps Corporation (D&P) (the Merger). PM Holdings, a wholly-owned subsidiary of Phoenix Home Life Mutual Insurance Company (Phoenix Home Life), owns approximately 60% of the outstanding PXP common stock and approximately 46% of the outstanding PXP convertible subordinated debentures (see Note 12).

    PXP and its subsidiaries provide a variety of investment management and related services to a broad base of institutional, corporate, and individual clients throughout the U.S. PXP's businesses include investment advisory and broker-dealer operations. PXP manages its operations as two separate lines of business, that of retail and institutional investment management. The retail investment management line of business provides investment management services to individuals on a discretionary basis (including administrative services) with products consisting of open-end mutual funds and managed accounts. Managed accounts include broker-dealer sponsored and distributed wrap fee programs and individually managed account investment services, both of which are offered to high net-worth individuals. The institutional investment management line of business provides discretionary and non-discretionary investment management services primarily to corporate entities, closed-end funds, structured finance products, and multi-employer retirement funds, as well as endowment, insurance, and other special purpose funds. The principal operating subsidiaries of PXP included in these consolidated financial statements are as follows:

    - Phoenix Equity Planning Corporation (PEPCO), a registered broker-dealer, serves principally as distributor, underwriter, and financial agent for products registered with the Securities and Exchange Commission (SEC).

    - Phoenix Investment Counsel, Inc. (PIC), a wholly-owned subsidiary of PEPCO, is a registered investment advisor providing investment management services primarily under agreements with affiliated registered investment companies, structured finance products, and other institutional advisors and investors.

    - Duff & Phelps Investment Management Co. (DPIM) is a registered investment advisor providing investment management services to a variety of institutions and individuals, including affiliated registered investment companies, corporate, public and multi-employer retirement funds, endowment, insurance and other special purpose funds, and high yield bond portfolios.

    - Roger Engemann & Associates, Inc. (REA), a wholly-owned subsidiary of Pasadena Capital Corporation (PCC), which in turn is a wholly-owned subsidiary of PXP, is a registered investment advisor. REA provides investment management services primarily to individual investors and affiliated registered investment companies. PCC and REA were acquired on September 3, 1997 (see Note 3). These consolidated financial statements include operations and cash flows for REA and PCC from the date of acquisition.

    - Seneca Capital Management LLC (Seneca), a majority-owned subsidiary of PXP, is a registered investment advisor. Seneca provides investment management services primarily to institutional accounts, structured finance products, and affiliated registered investment companies. A majority interest in Seneca was acquired on July 17, 1997 (see Note 3). These consolidated financial statements include operations and cash flows for Seneca from the date of acquisition.

    - The Zweig Fund Group (Zweig), whose operating companies consist of Zweig/Glaser Advisers LLC (ZGA), its wholly-owned subsidiary Euclid Advisors LLC (Euclid), and PXP Securities Corp. (PSC) (previously known as Zweig Securities Corp.), was acquired on March 1, 1999 (see Note 3). ZGA and Euclid are registered investment advisors providing investment management services primarily under agreements with affiliated registered investment companies and other institutional advisors and investors. PSC is a registered broker-dealer. These consolidated financial statements include operations and cash flows for Zweig from the date of acquisition.

2.  Summary of Significant Accounting Policies

    Significant accounting policies, which have been consistently applied, are as follows:

    Basis of Presentation
    ---------------------
    PXP's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of PXP and its subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior years' amounts to conform to the current year presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates. Accordingly, certain amounts in the consolidated financial statements contain estimates made by management. Actual results could differ from these estimates. Significant estimates, specifically those used to determine the carrying value of goodwill and intangible assets, are discussed in these notes to the consolidated financial statements.

    Cash and Cash Equivalents
    -------------------------
    Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase.

    Marketable Securities
    ---------------------
    Marketable securities consist of mutual fund investments, U.S. Government obligations and other publicly traded securities which are being carried at market value in accordance with Statement of Financial Accounting Standards
    (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The mutual fund investments are classified as assets held for trading purposes. Any unrealized appreciation or depreciation on these assets is included in other income. U.S. Government securities and other publicly traded securities currently held by PXP are considered to be available-for-sale, with any unrealized appreciation or depreciation, net of income taxes, reported as a component of accumulated other comprehensive income in stockholders' equity. Market values are determined based on publicly quoted market prices.

    Deferred Commissions
    --------------------
    Deferred  commissions are  commissions  paid to  broker-dealers  on sales of
    Class B mutual fund shares (B shares). These commissions are recorded as deferred costs and are recovered by on-going monthly distribution fees
    received  from  mutual  funds  or  upon   redemption  of  the  B  shares  by
    shareholders within five to six years of purchase. Deferred costs on outstanding shares are amortized on a straight-line basis, generally over five to six years or until the B shares are redeemed. Deferred commissions consist of commissions paid on sales of B shares of the Phoenix-Engemann Funds that were sold prior to February 1, 1998. (See Note 15)

    Furniture, Equipment and Leasehold Improvements
    -----------------------------------------------
    Furniture, equipment and leasehold improvements are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 10 years for furniture and office equipment, and 3 years for computer equipment. Leasehold improvements are amortized over the lives of the related leases. Major renewals or betterments are capitalized and recurring repairs and maintenance are charged to operations.

    Intangible Assets and Goodwill
    ------------------------------
    Intangible assets are amortized on a straight-line basis over the estimated remaining lives of such assets. Goodwill represents the excess of the purchase price of acquisitions and mergers over the identified net assets. Goodwill is being amortized on a straight-line basis over 40 years.

    Long-lived Assets
    -----------------
    The propriety of the carrying value of long-lived assets is periodically reevaluated in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," by comparing estimates of future undiscounted cash flows to the carrying value of assets. Assets are considered impaired if the carrying value exceeds the expected future undiscounted cash flows. Analyses are performed at least annually, or more frequently if warranted by events or circumstances affecting PXP's business.

    Revenue Recognition
    -------------------
    Investment management fees and mutual funds - ancillary fees are recorded as income during the period in which services are performed. Investment management fees are generally computed and earned based upon a percentage of assets under management. Mutual funds - ancillary fees consist of dealer concessions, distribution fees, administrative fees, shareholder service agent fees, and accounting fees. Dealer concessions and underwriting fees earned (net of related expenses) from the distribution and sale of affiliated mutual fund shares and other securities are recorded on a trade date basis.

    Pursuant to the terms of its distribution plans with affiliated mutual funds, PXP received a combined $38.8 million, $27.3 million and $23.2 million in 1999, 1998 and 1997, respectively, from affiliated mutual funds for providing distribution and other services. Of these amounts, $31.7 million, $22.9 million and $20.2 million in 1999, 1998 and 1997, respectively, was paid in the form of trailing commissions, for services rendered, to unaffiliated broker-dealers, and to WS Griffith & Co., Inc. (Griffith), a registered broker-dealer which is a wholly-owned subsidiary of PM Holdings. The balances of $7.1 million, $4.4 million and $3.0 million in 1999, 1998 and 1997, respectively, were retained as reimbursement for distribution services provided by PXP and are included in revenues, net of payments to third party distributors, as a part of mutual funds - ancillary fees.

    Contingent deferred sales charge (CDSC) revenue is recognized when deferred commissions are collected on redemptions of B shares made within five to six years of their purchase and on C shares made within one year of purchase. CDSC redemption income earned in 1999, 1998 and 1997 was $.7 million, $.5 million and $1.3 million, respectively, and is included in other income and fees. Since the sale of PEPCO's deferred commissions asset in June 1997, PXP only recognizes CDSC revenue related to redemptions of C shares of the Phoenix mutual funds, and B shares of the Phoenix-Engemann Funds that were sold prior to February 1, 1998.

    Income Taxes
    ------------
    PXP accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach for financial reporting of income taxes. PXP and its eligible subsidiaries file consolidated federal and state income tax returns. Certain subsidiaries, which are consolidated for financial reporting purposes, are not eligible to be included in the consolidated federal income tax return.

    Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes. SFAS No. 109 allows recognition of deferred tax assets that are more likely than not to be realized in future years. It is management's assessment, based upon PXP's earnings and projected future taxable income, that it is more likely than not that the deferred tax assets at December 31, 1999, with the exception of the foreign tax credit, will be realized. A valuation allowance of $6.9 million and $6.8 million was provided at December 31, 1999 and 1998, respectively, related to the foreign tax credit carryforward.

    Foreign Currency Translation
    ----------------------------
    PXP had an equity investment in the stock of Beutel,  Goodman & Company Ltd.
    (BG), which was sold in 1998. The investment in BG had been translated into U.S. dollars at the rate of exchange existing at year-end. The gains and losses resulting from foreign currency translation, net of income taxes, were deferred and accumulated in stockholders' equity until the investment was sold. (See Note 15)

    Earnings Per Share
    ------------------
    Earnings per share (EPS) is calculated in accordance with SFAS No. 128, "Earnings per Share." Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The computation of diluted EPS is similar to basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued, and the numerator is increased for any related net income effect. Potentially dilutive shares, for the purpose of calculating diluted EPS, are based on outstanding stock options and convertible securities. Basic and diluted EPS have been disclosed in the income statement. A reconciliation between the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is presented in Note 16.

    Employee Benefits
    -----------------
    PXP and its subsidiaries are members of the multi-employer group medical, group life, pension and 401K savings plans sponsored and administered by Phoenix Home Life. Certain current and former employees of PXP are covered under these plans. The qualified pension and 401K savings plans comply with the requirements established by the Employee Retirement Income Security Act of 1974 (ERISA). An excess benefits plan provides the portion of pension obligations which is in excess of amounts permitted by ERISA. PXP is charged annually by Phoenix Home Life for its costs under the plans and for PXP's matching portion of the 401K savings plan. These costs were $4.1 million for 1999, and $4.0 million for 1998 and 1997.

    Applicable information regarding the actuarial present value of vested and non-vested accumulated plan benefits and the net assets of the plan available for benefits has been omitted, as the information is not separately available for PXP's participation in the plans.

    On November 1, 1999, PXP implemented an Employee Stock Purchase Plan (ESPP). The ESPP allows eligible employees to purchase PXP's common stock at a discount in accordance with plan provisions.

    Certain employees of PXP are eligible to participate in PXP sponsored profit sharing and restricted stock plans. Annual contributions from company profits, as determined by PXP's Board of Directors, may be made to the profit sharing plan to the extent that deductible contributions are permitted by the Internal Revenue Code. If the contributions exceed those limits, the excess will be paid to the participants as restricted PXP stock. The restricted stock plan is not part of the profit sharing plan, but is in addition to it. PXP expensed $2.4 million, $1.0 million and $.6 million in 1999, 1998 and 1997, respectively, under the profit sharing plan. The compensation expense related to the issuance of restricted stock is disclosed as unearned compensation in a separate component of stockholders' equity and is amortized to expense over the restricted period.

    Stock-Based Compensation
    ------------------------
    SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. PXP has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options and restricted stock under existing plans is measured as the excess, if any, of the quoted market price of PXP's stock at the date of the grant over the amount an employee must pay to acquire the stock. (See
    Note 19)

3.  Acquisitions, Merger, and Goodwill and Intangible Assets

    Zweig Fund Group Acquisition
    ----------------------------
    On March 1, 1999, PXP acquired the retail mutual fund and closed-end fund businesses of Zweig for consideration of approximately $135 million. The agreement provides for an additional payout of up to $29 million over the next three years, dependent upon revenue growth of the purchased business. Zweig, which is based in New York, managed assets of $3.3 billion at December 31, 1999.

    The purchase price for Zweig represents the consideration paid and the direct costs incurred by PXP related to the purchase. The excess of purchase price over the fair value of acquired net tangible assets of Zweig totaled $136.1 million. Of this excess purchase price, $77.2 million has been allocated to intangible assets, primarily associated with investment management contracts, which are being amortized over their estimated useful lives using the straight-line method. The average estimated useful life of the intangible assets is approximately 12 years. The remaining excess purchase price of $58.9 million has been classified as goodwill and is being amortized over 40 years using the straight-line method. Related amortization of goodwill and intangible assets of $8.1 million for the ten months since the date of acquisition has been expensed in 1999.

    The following table summarizes the calculation and allocation of Zweig's purchase price (in thousands):

    Purchase price:
    Consideration paid                                 $ 135,000
    Transaction costs                                      2,391
                                                       ---------
      Total purchase price                             $ 137,391
                                                       =========

    Purchase price allocation:
    Fair value of acquired net assets                  $   1,261
    Identified intangibles                                77,210
    Goodwill                                              58,920
                                                       ---------
      Total purchase price allocation                  $ 137,391
                                                       =========

    Pasadena Capital Corporation and Seneca Capital Management Acquisitions
    -----------------------------------------------------------------------
    On September 3, 1997, PXP acquired PCC, the holding company of REA, for $214.0 million. The merger agreement provides for an "earn-out," based on growth in management fee revenues, to be paid out on the third, fourth and fifth anniversaries of the transaction and could be a total of $50 million, if paid in 2000, or up to a maximum of $66 million, if paid thereafter.
    Phoenix Home Life has guaranteed these payments up to 50% of the consolidated net income of PCC during the respective periods. REA, which operates in Pasadena, California, managed assets of $10.9 billion at December 31, 1999, primarily managed accounts but also including the Phoenix-Engemann Funds, a family of five equity mutual funds with $1.8 billion in assets under management.

    On July 17, 1997, PXP acquired a 74.9% majority interest in Seneca, a San Francisco-based investment advisor. The remaining interests in Seneca continue to be held by its management. During the period from three to five years after the acquisition date, either PXP or Seneca's management may exercise their respective rights to buy or sell the remaining interest in Seneca. The initial purchase price paid by PXP was $37.5 million, including $28.0 million in cash and $9.5 million in short-term notes. In accordance with the purchase agreement, additional consideration of $3.9 million, based upon the retention of certain revenue earning accounts, was paid to the minority shareholders during the first quarter of 1999 and was recorded as goodwill. On July 27, 1998, PXP purchased a 74.9% interest in GMG/Seneca Capital Management L.P. for $.7 million. The additional purchase price has been allocated to the intangible value of Seneca's investment contracts. Seneca managed assets of $9.2 billion, primarily institutional accounts, at December 31, 1999.

    The purchase price for PCC and Seneca represents the consideration paid and the direct costs incurred by PXP to purchase PCC and a majority interest in Seneca. The excess of the purchase price over the fair value of acquired net tangible assets of PCC and Seneca totaled $217.4 million. Of this excess purchase price, $111.0 million has been classified as identifiable intangible assets, primarily associated with investment management contracts, which are being amortized over their estimated average useful life of 13 years using the straight-line method. Fair value adjustments to assets and liabilities totaled $(39.9) million. The remaining excess purchase price of $146.4 million has been classified as goodwill and is being amortized over 40 years using the straight-line method. Related amortization of goodwill and intangible assets of $12.5 million, $12.4 million and $4.3 million has been expensed in 1999, 1998 and 1997, respectively.

    The following table summarizes the calculation and allocation of PCC and Seneca's purchase price (in thousands):

    Purchase price:                         PCC         Seneca          Total
    Consideration paid                   $211,565      $ 40,814       $252,379
    Transaction costs                       2,442         1,298          3,740
                                         --------      --------       --------
      Total purchase price               $214,007      $ 42,112       $256,119
                                         ========      ========       ========

    Purchase price allocation:
    Fair value of acquired net assets    $ 37,932      $    782       $ 38,714
    Identified intangibles                 97,404        13,567        110,971
    Deferred taxes                        (39,936)         --          (39,936)
    Goodwill                              118,607        27,763        146,370
                                         --------      --------       --------
      Total purchase price allocation    $214,007      $ 42,112       $256,119
                                         ========      ========       ========

    PSG and D&P Merger
    ------------------
    The merger of PSG and D&P was accounted for as an acquisition of D&P by PSG using the purchase accounting method (a "reverse acquisition"). The excess of the purchase price over acquired net tangible assets and liabilities of D&P as of November 1, 1995 totaled $162.2 million. Of the excess purchase price, $57.9 million has been classified as identifiable intangible assets, primarily associated with investment management contracts, which are being amortized over their original average expected life of 14 years using the straight-line method. The remaining fair value adjustments to assets and liabilities totaled $(29.0) million. The remaining excess purchase price of $133.3 million has been classified as goodwill and is being amortized over 40 years using the straight-line method. Related amortization of goodwill and intangible assets of $7.8 million was expensed in each of 1999, 1998 and 1997.

    Goodwill and Intangible Assets
    ------------------------------
    Goodwill and intangible assets at December 31, were as follows:

                                                         1999        1998
    Goodwill:                                             (in thousands)
    Excess purchase price over net tangible
      assets and identifiable intangibles of
      subsidiaries acquired                           $ 384,576   $ 321,795
    Accumulated amortization                            (30,904)    (21,540)
                                                      ---------   ---------

      Goodwill, net                                   $ 353,672   $ 300,255
                                                      =========   =========

    Intangible assets:
    Investment contracts                              $ 244,397   $ 168,523
    Covenant not to compete                               5,000       5,000
    Employee base                                         3,924       2,588
    Other intangibles                                       509         335
    Accumulated amortization                            (50,968)    (30,044)
                                                      ---------   ---------

      Intangible assets, net                          $ 202,862   $ 146,402
                                                      =========   =========

    These consolidated financial statements include amortization expense related to goodwill and intangible assets of $30.3 million, $22.1 million and $13.9 million for the years ended December 31, 1999, 1998 and 1997, respectively.

4.  Pro Forma Results (Unaudited)

    The following unaudited pro forma financial information for the years ended December 31, 1999 and 1998 was derived from the historical financial statements of PXP and Zweig, and gives effect to the acquisition of Zweig and certain transactions effected by Zweig in connection with the acquisition. The pro forma financial information for these periods has been prepared assuming this acquisition was effected on January 1, 1998.

                                                       Year Ended December 31,
                                                          1999       1998
                                                       (in thousands, except
                                                          per share data)

    Revenues                                            $293,311   $265,615
                                                        --------   --------
    Employment expenses                                  116,499    100,934
    Other operating expenses                              74,681     75,010
    Amortization of goodwill and
      intangible assets                                   31,737     31,737
                                                        --------   --------
    Operating income                                      70,394     57,934
    Other (expense) income - net                          (3,509)    21,109
    Interest expense - net                               (17,109)   (20,104)
    Minority interest                                     (3,702)    (2,198)
                                                        --------   --------
    Income before income taxes                            46,074     56,741
    Provision for income taxes                            19,352     21,450
                                                        --------   --------
    Net income                                          $ 26,722   $ 35,291
                                                        ========   ========

    Earnings per share

      Basic                                             $    .61   $    .77
      Diluted                                           $    .55   $    .69

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

    The following tables summarize pertinent financial information relative to PXP's operations for 1999, 1998 and 1997.

     Year Ended December 31, 1999                 Institu-    All
                                         Retail    tional    Other     Total
                                        --------  -------- ---------  --------
                                                   (in thousands)

     Revenues                           $180,043  $104,485  $ 2,100   $286,628
                                        --------  --------  -------   --------
     Employment and
      other operating expenses           113,609    66,825    2,919    183,353
     Depreciation and leasehold
      amortization                         2,523     1,290       85      3,898
     Amortization of goodwill
      and intangible assets               16,682    13,606              30,288
                                        --------  --------  -------   --------
     Operating income (loss)              47,229    22,764     (904)    69,089
     Other (expense) income - net         (5,585)      733    1,343     (3,509)
     Interest income                         633       319    2,299      3,251
     Interest expense                     (9,634)   (5,176)  (4,266)   (19,076)
     Minority interest                              (3,702)             (3,702)
                                        --------  --------  -------   --------
     Income (loss) before income taxes  $ 32,643  $ 14,938  $(1,528)  $ 46,053
                                        ========  ========  =======   ========

                                                    (in millions)
     Assets under management            $ 28,443  $ 36,158  $  --     $ 64,601
                                        ========  ========  =======   ========


     Year Ended December 31, 1998                 Institu-    All
                                         Retail    tional    Other     Total
                                        --------  --------  -------   --------
                                                   (in thousands)

     Revenues                           $140,383  $ 79,064  $ 2,100   $221,547
                                        --------  --------  -------   --------
     Employment and
      other operating expenses            96,498    49,744      900    147,142
     Depreciation and leasehold
      amortization                         2,589     1,074               3,663
     Amortization of goodwill
      and intangible assets               12,624     9,433              22,057
                                        --------  --------  -------   --------
     Operating income                     28,672    18,813    1,200     48,685
     Other income - net                      189       663   20,195     21,047
     Interest income                         673       200    1,116      1,989
     Interest expense                     (9,377)   (1,554)  (3,617)   (14,548)
     Minority interest                              (2,198)             (2,198)
                                        --------  --------  -------   --------
     Income before income taxes         $ 20,157  $ 15,924  $18,894   $ 54,975
                                        ========  ========  =======   ========

                                                    (in millions)
     Assets under management            $ 21,729  $ 31,758  $  --     $ 53,487
                                        ========  ========  =======   ========

     Year Ended December 31, 1997                 Institu-    All
                                         Retail    tional    Other     Total
                                        --------  --------  -------   --------
                                                   (in thousands)

     Revenues                           $102,129  $ 60,371  $ 2,100   $164,600
                                        --------  --------  -------   --------
     Employment and
      other operating expenses            75,702    40,133      900    116,735
     Depreciation and leasehold
      amortization                         2,249       704               2,953
     Amortization of goodwill
      and intangible assets                5,426     8,524              13,950
                                        --------  --------  -------   --------
     Operating income                     18,752    11,010    1,200     30,962
     Other income - net                    6,935        36    6,290     13,261
     Interest income                         466        55    1,853      2,374
     Interest expense                     (3,802)   (1,006)    (830)    (5,638)
     Minority interest                                (714)               (714)
                                        --------  --------  -------   --------
     Income before income taxes         $ 22,351  $  9,381  $ 8,513   $ 40,245
                                        ========  ========  =======   ========

                                                    (in millions)
     Assets under management            $ 18,560  $ 27,842  $  --     $ 46,402
                                        ========  ========  =======   ========

    The "All Other" column represents corporate office revenue and expenses which are not attributed directly to either line of business.

    The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" (see Note 2). There are no intersegment revenues. Balance sheet asset information by line of business is not reported as the information is not produced internally.

6.  Marketable Securities

    PXP's  marketable   securities   consist  of  both  trading  securities  and
    securities available-for-sale. Equity securities available-for-sale have been classified as short-term, since it is PXP's intent to maintain a liquid portfolio to take advantage of investment opportunities. Debt securities available-for-sale in 1998 had contractual maturity dates of less than one year. The composition of PXP's marketable securities at December 31, was as follows:

                                                          1999
                                                       Unrealized
                                              Cost     Gain (Loss)    Market
                                                     (in thousands)
    Trading:
      Phoenix-Goodwin Multi-Sector
        Fixed Income Fund, Inc.              $ 1,108     $  (222)    $   886
      Other affiliated mutual funds            3,802         299       4,101
                                             -------     -------     -------
       Total trading                           4,910          77       4,987

    Available-for-sale:
      Equity securities                          --        2,954       2,954
                                             -------     -------     -------

       Total marketable securities           $ 4,910     $ 3,031     $ 7,941
                                             =======     =======     =======

    Equity securities at December 31, 1999 were obtained through a leveraged buy-out, initiated by a joint venture in which PXP participates, and, accordingly, have no cost assigned to them. (See Note 23)

                                                          1998
                                                       Unrealized
                                              Cost     Gain (Loss)    Market
                                                     (in thousands)
    Trading:
      Phoenix-Goodwin Multi-Sector
        Fixed Income Fund, Inc.              $ 1,585     $  (328)    $ 1,257
      Other affiliated mutual funds            3,100         264       3,364
                                             -------     -------     -------
       Total trading                           4,685         (64)      4,621

    Available-for-sale:
      U.S. Government obligations             11,654          --      11,654
                                             -------     -------     -------

       Total marketable securities           $16,339     $   (64)    $16,275
                                             =======     =======     =======

7.  Furniture, Equipment, and Leasehold Improvements

    Furniture, equipment, and leasehold improvements at December 31, were comprised of the following:

                                                             1999      1998
                                                             (in thousands)

      Computer equipment                                  $ 11,871   $ 9,886
      Leasehold improvements                                 7,896     4,817
      Furniture and office equipment                         6,416     3,885
                                                          --------   -------
                                                            26,183    18,588
      Accumulated depreciation and amortization            (13,708)   (9,999)
                                                          --------   -------
      Furniture, equipment and leasehold
      improvements, net                                   $ 12,475   $ 8,589
                                                          ========   =======

8.  Long-term Investments and Other Assets

    Long-term investments are accounted for using the equity method. In accordance with SFAS No. 115, PXP has adjusted its investments for its proportionate share of the investees' unrealized gains and losses on securities available-for-sale and has included the unrealized gains and losses, net of income taxes, as a component of accumulated other comprehensive income in stockholders' equity. PXP's share of the earnings of unconsolidated investments is included in equity in earnings of unconsolidated affiliates in the Consolidated Statements of Income (Statements of Income).

    Inverness/Phoenix and Related Partnerships
    ------------------------------------------
    At December 31, 1999 and 1998, PXP had a 25% interest in Inverness/Phoenix Capital LLC (IPC). IPC is a joint venture with Inverness Management LLC, an unrelated third party. IPC acts as a general partner to several partnerships which invest in private equity transactions (primarily management led buy-outs), expansion financing, and recapitalizations involving management participation. At December 31, 1999 and 1998, PXP's combined investment in IPC and its related partnerships was $1.2 million and $.1 million, respectively.

    On January 17, 1996, IPC completed a management led buy-out of National-Oilwell, Inc. (NOI) from Armco and USX. On October 28, 1996, NOI successfully completed an initial offering of four million shares of common stock which are traded on the New York Stock Exchange (NYSE: NOI). At December 31, 1999 and 1998, PXP, through its investments in two limited partnerships of which IPC is the general partner, had a beneficial ownership interest in approximately 368,000 shares and 541,000 shares, respectively, of the common stock of NOI. In January 1999, PXP received a liquidating distribution from one of the limited partnerships of approximately 188,000 shares of NOI, which are included in marketable securities (see Note 23). At December 31, 1999 and 1998, PXP's combined investment in the limited partnerships was $5.8 million and $6.1 million, respectively.

    At December 31, 1999 and 1998,  PXP had a 6.7%  interest in Brown's Dock LLC
    (BD). BD is an investment partnership established by IPC for the purpose of investing in the convertible preferred stock of Penncorp Financial Group, Inc. Phoenix Home Life and Inverness Management Fund I, LLC (an unrelated third party) hold the remaining interest in BD. At December 31, 1999 and 1998, PXP's investment in BD was $.2 million and $.7 million, respectively.

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

    Windy City CBO
    --------------
    PXP had an $8.8 million investment in Windy City CBO Partners, L.P. (WCCBO) at December 31, 1996 and was both a general and a limited partner. The partnership was established for the purpose of issuing $184.3 million of Collateralized Bond Obligations (CBOs). In March 1997, WCCBO was liquidated in accordance with contractual arrangements and PXP has no remaining investment. PXP's proportionate share of WCCBO's earnings in 1997 was $(1.5) million.

    Other Investments
    -----------------
    At December 31, 1999 and 1998, PXP held other investments totaling $2.0 million and $1.7 million, respectively.

    Other Assets
    ------------
    At December 31, 1999 and 1998, PXP had a $1.0 million note receivable, due in June 2001, resulting from the divestiture of Duff & Phelps Capital Markets (DPCM). Interest on this note is received monthly. In addition, at December 31, 1999 and 1998, PXP had $1.5 million and $2.5 million, respectively, of prepaid compensation expense related to the acquisition of PCC and REA. Other long-term assets totaled $.5 million and $.1 million at December 31,1999 and 1998, respectively. At December 31, 1998, PXP had a three year $10.0 million 10% note receivable resulting from the sale of BG (see Note 15), which was repaid in 1999.

9.  Income Taxes

    The components of the provision for income taxes for the years ended December 31, were as follows:

                                                 1999       1998       1997
                                                       (in thousands)
      Current
       Federal                                  $22,529   $26,789   $21,727
       State                                      4,526     2,150     2,239
                                                -------   -------   -------
      Total current tax expense                  27,055    28,939    23,966
                                                -------   -------   -------

      Deferred
       Federal                                   (6,183)   (7,074)   (7,075)
       State                                     (1,530)   (1,530)     (793)
                                                -------   -------   -------
      Total deferred tax benefit                 (7,713)   (8,604)   (7,868)
                                                -------   -------   -------

      Total provision for income taxes          $19,342   $20,335   $16,098
                                                =======   =======   =======

    Income tax expense for 1999 and 1998 was calculated on pre-tax income of $46.1 million and $55.0 million, which included $.7 million and $4.1 million, respectively, of foreign source income.

    Deferred taxes resulted from temporary differences between the amounts reported in the consolidated financial statements and the tax bases of assets and liabilities. The tax effects of temporary differences at December 31, were as follows:

                                                             1999      1998
                                                             (in thousands)
      Deferred tax assets:
      Foreign tax credit                                   $ 6,919   $ 6,765
      Purchase accounting adjustments                        1,409     1,034
      Other investments                                        727       393
      Other                                                  4,975     3,375
                                                           -------   -------

      Gross deferred tax assets                             14,030    11,567
      Valuation allowance                                   (6,919)   (6,765)
                                                           -------   -------
      Gross deferred tax assets after valuation allowance    7,111     4,802
                                                           -------   -------

      Deferred tax liabilities:
      Purchase accounting adjustments                       46,984    50,577
      Other investments                                      3,846     3,605
      Note receivable from sale of BG                                  2,744
      Other                                                  1,937     1,322
                                                           -------   -------

      Gross deferred tax liabilities                        52,767    58,248
                                                           -------   -------

      Deferred tax liability, net                          $45,656   $53,446
                                                           =======   =======

    The following presents a reconciliation of the provision for income taxes computed at the federal statutory rate to the provision for income taxes recognized in the Statements of Income for the years ended December 31,:

                                           1999          1998         1997
                                                   ($ in thousands)

      Tax at statutory rate            $16,119  35%  $19,241  35%  $14,086  35%
      State taxes, net of
       federal benefit                   1,961   4     1,140   2     1,159   3
      Goodwill                           2,611   6     2,621   5     1,895   5
      Adjustments to tax accruals       (1,484) (3)   (1,446) (3)     (753) (2)
      Other, net                           135  --    (1,221) (2)     (289) (1)
                                       -------  ---  -------  ---  -------  ---

      Provision for income taxes       $19,342  42%  $20,335  37%  $16,098  40%
                                       =======  ===  =======  ===  =======  ===

10. Long-term and Short-term Debt

    On March 17,  1999,  PXP  entered  into a  five-year,  $175  million  Credit
    Agreement with a consortium of banks. At December 31, 1999, PXP had outstanding borrowings of $35 million under this facility. In addition, PXP had outstanding borrowings of $200 million and $140 million at December 31, 1999 and 1998, respectively, under a separate $200 million Credit Agreement. Interest rates on both credit facilities are variable. PXP may select from the Certificate of Deposit, Eurodollar, or the banks' base lending rate. Interest periods end, at PXP's option, one, two, three or six months after the borrowing date of the loan. For the years ended December 31, 1999 and 1998, the average blended interest rate was approximately 6%. The Credit Agreements require no principal repayments prior to maturity. PXP's majority stockholder, Phoenix Home Life, has guaranteed the obligations, for which it is paid a .10% guarantee fee on the outstanding balance.

    The Credit Agreements contain financial and operating covenants including, among other provisions, requirements that PXP maintain certain financial ratios and satisfy certain financial tests, including restrictions on the ability to incur indebtedness and limitations on PXP's capital expenditures. On March 17, 1999, PXP and the banks amended the financial covenant section of its existing $200 million Credit Agreement to be consistent with the terms of the new $175 million Credit Agreement. As of December 31, 1999 and 1998, PXP was in compliance with these covenants.

    REA had a contract payable of $.6 million and $.9 million at December 31, 1999 and 1998, respectively, resulting from a prior acquisition. In addition, PCC had a note payable of $1.1 million and $1.8 million at December 31, 1999 and 1998, respectively, to a former PCC shareholder.

    Interest expense relative to the credit agreements and short-term notes, including commitment and guarantee fees, was $14.3 million, $10.9 million and $5.6 million in 1999, 1998 and 1997, respectively.

11. Contingent Liabilities

    As a condition of the purchase and sale agreement between PXP and PCC, PXP is obligated to pay PCC an additional purchase price based upon growth in PCC's management fee revenues. This additional purchase price may be paid on the third, fourth, and fifth anniversaries of the acquisition and could be a total of $50 million, if paid in 2000, or up to a maximum of $66 million, if paid thereafter.

    In October 1995, PXP, in one case, and its subsidiary DPCM were named defendants in three related class action suits concerning a fairness opinion issued by DPCM. The three cases were previously consolidated. There is another separate case involving the same set of facts that has been brought by other members of Associated Surplus Dealers (ASD), a corporation organized to promote the surplus merchandise industry. The latter case has now been consolidated with the other cases. The actions also name as defendants the directors of ASD and a corporation (WFI) controlled by one of the defendants. The complaints allege that shortly after the sale of the assets of ASD to WFI for $2.6 million, the ASD assets were resold by WFI for $60 million. The plaintiffs contend that DPCM and certain directors breached their fiduciary duties and were negligent, causing ASD to receive less in sales proceeds than anticipated. The plaintiffs seek compensatory damages, attorneys' fees, and costs of suit and punitive damages, all in unspecified amounts. DPCM denies that its actions were inappropriate and intends to vigorously defend the actions.

12. Convertible Subordinated Debentures, Mandatorily Redeemable Equity Securities and Other Capital Transactions

    On April 3, 1998, PXP exercised its right to exchange the 3.2 million outstanding shares of Series A Convertible Exchangeable Preferred Stock (Series A Preferred Stock) for 6% Convertible Subordinated Debentures (Debentures) due 2015. Each share of outstanding Series A Preferred Stock, including unpaid and accrued dividends, was exchanged for a Debenture with a $25.00 face value. Each Debenture can be converted into 3.11 shares of PXP common stock at any time. The Debentures may be redeemed by PXP beginning five years from the date of the Merger. After such time, at PXP's option, the Debentures may be redeemed in whole or in part from time to time for cash in the principal amount, plus any accrued interest. Interest on the Debentures for the period from December 10, 1999 through March 9, 2000 will be payable on March 10, 2000 to registered holders as of February 20, 2000.

    On February 16, 2000, PXP declared a common share quarterly dividend of $0.08 per share, which is an increase from $0.06 per share previously paid quarterly during 1999. PXP intends to continue to pay quarterly cash dividends, however, future payment of cash dividends by PXP will depend upon the financial condition, capital requirements and earnings of PXP.

    On November 7, 1996, PXP's Board of Directors voted to authorize a stock repurchase plan for up to two million shares of outstanding common stock. Repurchases were made from time to time in the open market or through privately negotiated transactions at market prices. The stock repurchase program was completed in 1999 at a total cost of $14.7 million.

13. Net Capital Requirement

    PEPCO and PSC are subject to broker-dealer net capital requirements. At December 31, 1999, net capital of $.9 million and $.1 million was required for PEPCO and PSC, respectively, compared to actual net capital of $6.8 million and $.7 million, respectively.

14. Other Operating Expenses

    Other operating expenses for the years ended December 31, were comprised of the following:

                                                  1999       1998      1997
                                                       (in thousands)

      Outside services                          $ 8,943   $  7,841   $ 5,876
      Rent and other occupancy                    7,820      6,952     6,502
      Fund accounting                             7,737      5,328
      Travel, training, and entertainment         6,971      6,468     5,654
      Computer services                           4,349      4,726     3,472
      Sales and marketing                         4,136      3,222     3,082
      Telephone and postage                       3,737      3,515     3,191
      Printing                                    2,895      2,062     2,799
      Professional fees                           2,790      2,117     1,914
      Mutual fund administrative expenses         2,116      2,329
      Zweig consulting fee                        2,085
      Commissions and finder's fees               1,912      1,153     1,183
      Equipment rental and maintenance            1,674      1,571     1,344
      Other expenses                             10,573      8,071     6,014
                                                -------   --------   -------

      Total                                     $67,738   $ 55,355   $41,031
                                                =======   ========   =======

15. Nonrecurring Item and Gain on Sale

    Nonrecurring Item
    -----------------
    A nonrecurring item of $5.9 million resulted from PXP's decision to reimburse two mutual fund investment portfolios which had inadvertently sustained losses during the third quarter of 1999. A claim has been filed on behalf of the insured parties.

    Sale of Beutel Goodman
    ----------------------
    On December 3, 1998, PXP sold its investment in the outstanding common stock of BG to an unrelated third party for $47 million. PXP received $37 million in cash at closing and a $10 million three-year interest-bearing note, which was repaid in 1999. An additional $3 million may be paid to PXP if specified earnings thresholds are met in the two calendar years following the sale.

    At the time of the sale, the book value of PXP's investment in BG was $26.2 million. In addition, there was a cumulative translation adjustment of $2.5 million included as a component of accumulated other comprehensive income in stockholders' equity, net of $1.7 million of deferred taxes. As a result of the sale, PXP recognized a gain on the sale of $20.8 million and a foreign exchange loss of $4.2 million, the net of which is included in gain on sale in the Statements of Income.

    Sale of Deferred Commissions Asset
    ----------------------------------
    On June 1, 1997, PXP sold its title to and interest in the balance of its then existing deferred commissions asset to an unrelated third party. PXP recognized a gain of $6.9 million based on cash proceeds of $26.0 million and a book value of $19.1 million at the time of the sale. As part of the transaction, the third party is entitled to receive the distributor fees and contingent deferred sales charges related to PXP's outstanding B share mutual funds, excluding those from sales of Phoenix-Engemann Funds prior to February 1, 1998. PXP, through PEPCO, began distributing the Phoenix-Engemann Funds in September 1997, upon the acquisition of PCC by PXP. Effective February 1998, sales of Phoenix-Engemann B share mutual funds became part of PXP's agreement with the third party.

    PXP has a three year commitment, expiring June 1, 2000, from the third party to fund all commissions paid by PXP upon the sale of B share mutual funds, excluding those of the Phoenix-Zweig funds. In a separate agreement, expiring May 31, 2000, another unrelated third party has committed to fund all commissions paid by PXP upon the sale of Phoenix-Zweig B shares.

16. Earnings Per Share

    The following tables reconcile PXP's basic earnings per share to diluted earnings per share:

                                       For the Year Ended December 31, 1999
                                      --------------------------------------
                                            (in thousands)      Per Share
                                         Income       Shares      Amount
                                        --------      ------    ---------
    Basic EPS
    Income available to common
      stockholders                      $ 26,711      43,797      $  .61
                                                                  ======

    Effect of dilutive securities

    Stock options                                        503
    6% convertible debentures              2,703       9,500
                                        --------      ------

    Diluted EPS
    Income available to common
      stockholders and assumed
      conversions                       $ 29,414      53,800      $  .55
                                        ========      ======      ======


                                       For the Year Ended December 31, 1998
                                      --------------------------------------
                                            (in thousands)      Per Share
                                         Income       Shares      Amount
                                        --------      ------    ---------
    Net Income                          $ 34,640
    Less: preferred stock
      dividends                            1,223
                                        --------

    Basic EPS
    Income available to common
      stockholders                        33,417      44,076      $  .76
                                                                  ======

    Effect of dilutive securities

    Stock options                                        721
    6% convertible debentures              2,015       9,500
    Convertible preferred stock            1,223
                                        --------      ------

    Diluted EPS
    Income available to common
      stockholders and assumed
      conversions                       $ 36,655      54,297      $  .68
                                        ========      ======      ======

                                       For the Year Ended December 31, 1997
                                      --------------------------------------
                                            (in thousands)      Per Share
                                         Income       Shares      Amount
                                        --------      ------    ---------

    Net Income                          $ 24,147
    Less: preferred stock
      dividends                            4,754
                                        --------

    Basic EPS
    Income available to common
      stockholders                        19,393      44,080      $  .44
                                                                  ======

    Effect of dilutive securities

    Stock options                                        464
    Convertible preferred stock            4,754       9,891
                                        --------      ------

    Diluted EPS
    Income available to common
      stockholders and assumed
      conversions                       $ 24,147      54,435      $  .44
                                        ========      ======      ======

17. Comprehensive Income

    The components of other comprehensive income, and related tax effects, were as follows:

                                                            Tax
                                                         (Expense)
                                              Before-Tax  Benefit   Net-of-Tax
                                              ---------- ---------  ----------
                                                       (in thousands)
      Year Ended December 31, 1999

      Unrealized gains on securities
       available-for-sale:
        Unrealized holding gains arising
         during period                         $  2,664   $ (1,092)  $  1,572
                                               --------   --------    -------

      Other comprehensive income               $  2,664   $ (1,092)  $  1,572
                                               ========   ========   ========


      Year Ended December 31, 1998

      Unrealized losses on securities
       available-for-sale:
        Unrealized holding losses arising
         during period                         $(14,024)  $  5,750   $ (8,274)
                                               --------   --------   --------
      Foreign currency translation adjustment:
       Foreign currency translation adjustment
         arising during period                   (2,195)       900     (1,295)
       Plus: reclassification adjustment
         for currency translation losses
         realized in net income                   4,180     (1,714)     2,466
                                               --------   --------   --------
      Net foreign currency translation
       adjustment                                 1,985       (814)     1,171
                                               --------   --------   --------

      Other comprehensive loss                 $(12,039)  $  4,936   $ (7,103)
                                               ========   ========   ========

                                                            Tax
                                                         (Expense)
                                              Before-Tax  Benefit   Net-of-Tax
                                              ---------- ---------  ----------
                                                       (in thousands)
      Year Ended December 31, 1997

      Unrealized gains on securities
       available-for-sale:
        Unrealized holding gains arising
         during period                         $ 11,290   $ (4,629)  $  6,661
       Plus: reclassification adjustment for
         losses realized in net income              427       (175)       252
                                               --------   --------   --------
      Net unrealized gains                       11,717     (4,804)     6,913
      Foreign currency translation adjustment    (1,425)       584       (841)
                                               --------   --------   --------

      Other comprehensive income               $ 10,292   $ (4,220)  $  6,072
                                               ========   ========   ========

    Accumulated other comprehensive income was comprised of unrealized gains on securities available-for-sale of $5.1 million and $3.6 million at December 31, 1999 and 1998, respectively.

18. Other Related Party Transactions

    Revenues
    --------
    PXP's subsidiaries manage assets and provide other investment advisory services to Phoenix Home Life and subsidiaries (e.g., general account and variable separate account products) and investment products (e.g., affiliated mutual funds). The revenues earned managing related party assets for the years ended December 31, were as follows:

                                                 1999       1998       1997
                                                       (in thousands)
    Management fees:

    Affiliated mutual funds                    $111,348   $ 82,702   $ 74,341
    Phoenix Home Life General Account            10,539      9,485      8,526
    Phoenix Home Life variable product
       separate accounts, net of reimbursement    7,290      6,291      5,194
    Other                                         7,526      3,236      1,194
                                               --------   --------   --------
       Total management fees                    136,703    101,714     89,255
                                               --------   --------   --------

    Mutual funds - ancillary fees:

    Fund accounting                               8,683      6,870      5,524
    Distributor, net                              7,068      4,419      5,716
    Administrative                                7,053      5,525      1,708
    Transfer agent                                6,341      5,136      5,523
    Other                                           777
                                               --------   --------   --------
       Total mutual funds - ancillary fees       29,922     21,950     18,471
                                               --------   --------   --------

    Other income and fees                         1,505       --        --
                                               --------   --------   --------

      Total                                    $168,130   $123,664   $107,726
                                               ========   ========   ========

    PXP received management fees averaging approximately .12% of the net asset value of the Phoenix Home Life General Account assets under management in 1999, .11% in 1998 and .12% in 1997. PXP's transactions with affiliates comprised approximately 59%, 56% and 64% of revenues, of which 6%, 7% and 8% of total revenues related to Phoenix Home Life, for the years ended December 31, 1999, 1998 and 1997, respectively. PXP believes that its transactions with these related parties were competitive with alternative third party sources for each service provided.

    Receivables from Related Parties
    --------------------------------
    Receivables from affiliates as of December 31, were as follows:

                                                            1999       1998
                                                             (in thousands)

    Investment management fees                            $ 19,791   $ 13,316
    Mutual funds - ancillary fees                            6,739      5,031
    Concessions                                              5,786      4,538
    Other receivables                                        3,239      2,637
                                                          --------   --------

                                                          $ 35,555   $ 25,522
                                                          ========   ========

    Operating Expenses
    ------------------
    Phoenix Home Life provides certain administrative services at the request of PXP including payroll processing, purchasing, facility management and other administrative support to PXP and its subsidiaries. Additionally, certain of PXP's active and retired employees participate in the Phoenix Home Life multi-employer retirement and benefit plans (see Note 2). The expenses recorded by PXP for significant services provided by Phoenix Home Life for the years ended December 31, were as follows:

                                                  1999       1998       1997
                                                       (in thousands)

    Rent                                        $  3,190  $  3,238   $  3,094
    Computer services                              2,266     2,762      2,637
    Administrative fees                            1,593     1,650      1,732
    Employee related charges:
      Healthcare and life insurance benefits       1,475     1,703      1,814
      Pension and savings plans                    1,527     1,666      1,552
      Other                                        1,085     1,127      1,096
    Equipment rental and maintenance                 998     1,008        954
    Legal services                                    49        55        111
                                                --------  --------   --------
        Total                                   $ 12,183  $ 13,209   $ 12,990
                                                ========  ========   ========

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

    Payables to Related Parties
    ---------------------------
    Payables to related parties for operating expenses as of December 31, 1999 and 1998 were $4.7 million and $3.0 million, respectively.

    Included in broker-dealer payable are commissions, including those payable under 12b-1 distribution plans discussed in Note 2, of $3.9 million and $3.1 million in 1999 and 1998, respectively, payable to Griffith.

19. Stock Purchase and Award Plans

    Employee Stock Purchase Plan
    ----------------------------
    On November 1, 1999, PXP implemented an Employee Stock Purchase Plan (ESPP) previously approved by PXP's Board of Directors. The ESPP allows eligible employees to purchase PXP's common stock at the lower of 85% of the market price of the stock at the beginning or end of each offering period, and provides for PXP to withhold up to 15% of a participant's earnings for such purchase. PXP's only expense relating to this plan is for its administration. The maximum number of shares of PXP's common stock that are available under the ESPP is 615,000. The first offering period ends April 28, 2000. As such, no shares of common stock were purchased under the ESPP in 1999. Beginning in 2000, additional consecutive six month offering periods will be implemented, for a period not to exceed 10 years, commencing on the first trading day on or after May 1 and November 1 of each year.

    Restricted Stock
    ----------------
    Restricted shares of PXP's common stock are issued to certain officers under the provisions of an approved restricted stock plan. Restricted stock is issued at the market value of a share of PXP's common stock on the date of the grant. If a participant's employment terminates due to retirement, death or disability, the restrictions expire and the shares become fully vested. If a participant terminates employment for any other reason, the non-vested shares of restricted stock are forfeited. The restricted stock vests in even annual installments over a three-year period from the date of the grant. Dividends declared are paid in cash as the restrictions lapse. Restricted shares were first granted during 1998. At December 31, 1999 and 1998, 291,237 and 243,130 shares of restricted stock have been included in common stock shares outstanding, respectively. The market value of the restricted stock at the time of the grant is recorded as unearned compensation in a separate component of stockholders' equity and is amortized to expense over the restricted period. During 1999 and 1998, $1.7 million and $.5 million was charged to compensation expense relating to the plan.

    Restricted Stock Grants                            Common     Average
    -----------------------                            Shares  Market Value

    Balance, December 31, 1997                            --       $  --
      Awarded                                          246,640     $ 8.40
      Earned                                              --       $  --
      Forfeited                                         (3,510)    $ 8.40
                                                      --------

    Balance, December 31, 1998                         243,130     $ 8.40
      Awarded                                          195,067     $ 7.74
      Earned                                          (105,623)    $ 8.18
      Forfeited                                        (41,337)    $ 8.08
                                                      --------

    Balance, December 31, 1999                         291,237     $ 8.08
                                                      ========

    Stock Option Plans
    ------------------
    PXP has reserved a total of 14.7 million shares of company common stock to be granted under three stock option plans: the 1989 Employee Stock Option Plan (Employee Option Plan), the 1989 Employee Performance Stock Option Plan (Performance Plan) and the 1992 Long-Term Stock Incentive Plan (1992 Plan).

    The Compensation Committee of the Board of Directors administers the 1992 Plan, designates which employees and outside directors participate in it and determines the terms of the options to be granted. Under the 1992 Plan, participants are granted non-qualified options to purchase shares of common stock of PXP at an option price equal to not less than 85% of the fair market value of the common stock at the time the option is granted. The options held by a participant terminate no later than 10 years from the date of grant. Options granted under the 1992 Plan vest, on average, in even annual installments over a three-year period from the date of grant.

    Outstanding Options                      Weighted              Weighted
    -------------------                       Average   Series A    Average
                                    Common   Exercise   Preferred  Exercise
                                    Shares     Price      Shares     Price

    Balance, December 31, 1996     3,937,506   $6.93     109,048     $28.05

      Granted                      2,735,329   $7.91
      Exercised                     (257,845)  $5.54     (12,345)    $21.02
      Canceled                       (73,334)  $6.93
      Forfeited                     (234,997)  $7.56      (3,450)    $41.55
                                   ---------             -------

    Balance, December 31, 1997     6,106,659   $7.40      93,253     $28.49

      Granted                      1,851,808   $8.25
      Exercised                     (222,846)  $5.84
      Canceled                       (10,491)  $6.49     (93,253)    $28.49
      Forfeited                     (325,166)  $7.47
                                   ---------

    Balance, December 31, 1998     7,399,964   $7.66        --       $ --

      Granted                      1,344,727   $7.75
      Exercised                     (453,263)  $5.94
      Canceled                        (9,999)  $7.71
      Forfeited                     (353,554)  $8.20
                                   ---------             -------

    Balance, December 31, 1999     7,927,875   $7.75        --       $ --
                                   =========             =======


    Exercisable Options                      Weighted              Weighted
    -------------------                       Average   Series A    Average
                                    Common   Exercise   Preferred  Exercise
                                    Shares     Price      Shares     Price

    Balance, December 31, 1996     1,356,474   $6.95     105,283     $28.18

      Became exercisable           1,012,047   $6.88       3,765     $28.75
      Exercised                     (257,845)  $5.54     (12,345)    $21.02
      Canceled                       (33,334)  $6.98
      Forfeited                      (39,500)  $10.12     (3,450)    $41.55
                                   ---------             -------

    Balance, December 31, 1997     2,037,842   $7.04      93,253     $28.49

      Became exercisable           2,050,494   $7.39
      Exercised                     (222,846)  $5.84
      Canceled                       (10,491)  $6.49     (93,253)    $28.49
      Forfeited                     (325,166)  $7.47
                                   ---------

    Balance, December 31, 1998     3,529,833   $7.27        --       $ --

      Became exercisable           1,962,396   $7.78
      Exercised                     (453,263)  $5.94
      Canceled                        (9,999)  $7.71
      Forfeited                     (159,674)  $8.14
                                   ---------

    Balance, December 31, 1999     4,869,293   $7.57        --       $ --
                                   =========             =======

    At December 31, 1999, 6.5 million shares of PXP common stock were available for future grants.

    Pro Forma Information
    ---------------------
    PXP has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans, and compensation for restricted stock grants has been recorded in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation cost for the PXP stock option and restricted stock plans been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, PXP's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                  1999       1998       1997

      Net income - as reported (in thousands)  $ 26,711   $ 34,640   $ 24,417
      Net income - pro forma (in thousands)    $ 24,698   $ 33,041   $ 23,360
      Basic earnings per share - as reported   $    .61   $    .76   $    .44
      Basic earnings per share - pro forma     $    .56   $    .72   $    .42
      Diluted earnings per share - as reported $    .55   $    .68   $    .44
      Diluted earnings per share - pro forma   $    .51   $    .65   $    .43

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999: dividend yield of 2.62%, expected volatility of 25.2%, risk free interest rate of 5.6% and expected lives of six years.

    As of December 31, 1999 options to purchase 11,620, and 7,916,255 shares of common stock were outstanding at weighted average exercise prices per share of approximately $6.77, and $7.75, respectively, under the Employee Option Plan and 1992 Plan, respectively. During 1999, the remaining outstanding options under the Performance Plan were exercised.

20. Commitments and Lease Contingencies

    PXP incurred rental expenses on operating leases of $6.5 million, $5.8 million and $5.2 million, and received income from subleases of $.9 million, $.9 million and $.8 million in 1999, 1998 and 1997, respectively. PXP is committed to the following future net minimum rental payments under non-cancelable operating leases:

                                                          Income       Net
                                                 Lease     From       Lease
                                               Payments  Subleases  Payments
                                                      (in thousands)

    2000                                      $  6,294   $    635   $  5,659
    2001                                         4,307        416      3,891
    2002                                         4,017        285      3,732
    2003                                         3,094        285      2,809
    2004                                         2,550        285      2,265
    2005 and thereafter                         10,750      1,141      9,609
                                              --------   --------   --------

                                              $ 31,012   $  3,047   $ 27,965
                                              ========   ========   ========

21. Fair Value of Financial Instruments

    The estimated fair values of PXP's financial instruments approximated their carrying values at December 31, 1999 and 1998.

    The following methods and assumptions were used in estimating the fair value of financial instruments:

     - Cash and cash equivalents: The carrying amount approximates fair value because of the short maturity of these instruments.

     - Marketable securities: The carrying amount equals market value.

     - Deferred commissions: The carrying amount is based on estimates from third parties.

     - Long-term investments and other assets: The fair value is based on estimates made using appropriate valuation techniques.

     - Long-term debt: The fair value is estimated based on the current rates that would be offered to PXP on similar floating rate debt.

     - Convertible Subordinated Debentures: The fair value is based on market quotes.

     - Accounts Receivable, Accounts Payable, and Accrued Liabilities: The carrying amounts are reasonable estimates of fair value because of the short nature of the transactions.

22. Consolidated Quarterly Results of Operations (Unaudited)

    A summary of the unaudited quarterly results of operations for the years ended December 31, 1999 and 1998 is as follows:

                                         (in thousands, except per share data)
                                          First    Second     Third     Fourth
    1999                                 Quarter   Quarter   Quarter    Quarter

    Revenues                            $ 64,256  $ 74,332  $ 74,560   $ 79,122
    Expenses                              53,473    61,172    68,072     63,500
                                        --------  --------  --------   --------

    Income before income taxes            10,783    13,160     6,488     15,622
    Provision for income taxes             4,745     5,780     2,712      6,105
                                        --------  --------  --------   --------

    Net income                          $  6,038  $  7,380  $  3,776   $  9,517
                                        ========  ========  ========   ========

    Earnings per share
      Basic                             $    .14  $    .17  $    .09   $    .22
      Diluted                           $    .13  $    .15  $    .08   $    .19
    Dividends per common share
       declared during the quarter      $    .06  $    .06  $    .06   $    .06
    Market price per share
      Common
       Low                              $   7.00  $   8.38  $   8.19   $   7.50
       High                             $   9.19  $  10.13  $   9.25   $   9.00

                                         (in thousands, except per share data)
                                          First    Second     Third    Fourth
    1998                                 Quarter   Quarter   Quarter   Quarter

    Revenues                            $ 54,296  $ 57,663  $ 58,050   $ 74,574
    Expenses                              44,620    48,491    47,787     48,710
                                        --------  --------  --------   --------

    Income before income taxes             9,676     9,172    10,263     25,864
    Provision for income taxes             4,251     4,041     4,517      7,526
                                        --------  --------  --------   --------

    Net income                          $  5,425  $  5,131  $  5,746   $ 18,338
                                        ========  ========  ========   ========

    Earnings per share
      Basic                             $    .10  $    .12  $    .13   $    .42
      Diluted                           $    .10  $    .11  $    .12   $    .35
    Dividends per common share
       declared during the quarter $ .06 $ .06 $ .06 $ .06 Dividends per preferred share
       declared during the quarter      $   .375  $   .098  $    --    $    --
    Market price per share
      Common
       Low                              $   7.38  $   8.19  $   6.63   $   6.69
       High                             $   9.38  $   9.88  $   9.44   $   8.75

23. Subsequent Events

    On March 3, 2000, PXP sold 188,000 shares of NOI common stock, included in marketable securities, for $25 1/2 per share.

    In March 2000, PXP was notified of a demand for arbitration with regard to a former employee, who held the position of President of PXP as well as Chief Executive Officer of DPIM, alleging wrongful termination, defamation, and other claims. Management believes that the termination was for cause and intends to vigorously defend against all claims in the case.

                        Phoenix Investment Partners, Ltd.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosure.
         ---------------------

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
-------- ---------------------------------------------------
         The information required by this item, to the extent not included under the caption "Executive Officers of the Company" in Part I of this report will appear under the caption "Election of Directors" in the Company's definitive proxy statement for the 2000 annual meeting of the shareholders (the 2000 Proxy Statement), and such information shall be deemed to be incorporated herein by reference to that portion of the 2000 Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year.

Item 11. Executive Compensation.
-------- -----------------------
         The information required by this item will appear under the caption "Executive Compensation" in the 2000 Proxy Statement, and such information shall be deemed to be incorporated herein by reference to that portion of the 2000 Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------- ---------------------------------------------------------------
         The information required by this item will appear under the caption "Principal Holders of Common Stock" in the 2000 Proxy Statement, and such information shall be deemed to be incorporated herein by reference to that portion of the 2000 Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year.

Item 13. Certain Relationships and Related Transactions.
-------- -----------------------------------------------
         The information required by this item will appear under the caption "Executive Compensation - Certain Transactions" in the 2000 Proxy Statement, and such information shall be deemed to be incorporated herein by reference to that portion of the 2000 Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year. Also see Note 18 to the consolidated financial statements on page 54 of this Form 10-K.

                                         PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------- -----------------------------------------------------------------
      (a)    The following documents are filed as a part of this report:

      1.     Financial Statements
             See index to Financial Statements in item 8.

      2.     Exhibits
      2(d)   Agreement  and  Plan  of  Merger  between  Phoenix  Duff  &  Phelps
             Corporation,  Phoenix Apollo Corp. and Pasadena Capital Corporation
             dated as of June 9,  1997  (incorporated  herein  by  reference  to
             Exhibit 2(d) to the  Registrant's  current report on Form 8-K dated
             July 1, 1997)
      2(e)   Agreement  and  Plan  of  Merger  between  Phoenix  Duff  &  Phelps
             Corporation  and the persons  signatory  thereto  (Stellar  Capital management, Inc., JB Capital Management, Inc. and SZRL Investments)
             dated as of June 18,  1997  (incorporated  herein by  reference  to
             Exhibit 2(e) to the  Registrant's  current report on Form 8-K dated
             July 1, 1997)
      2(f)   Acquisition  Agreement by and among  Phoenix  Investment  Partners,
             Ltd.,  and  Zweig/Glaser   Advisers,  Euclid  Advisors  LLC,  Zweig
             Advisors Inc.,  Zweig Total Return Advisors, Inc., Zweig Securities
             Corp.  and  named  equityholders  dated  as  of  December  15, 1998
             (incorporated   herein   by  reference   to  Exhibit  2(f)  to  the
             Registrant's current report on Form 8-K dated March 15, 1999)
      2(g)   Amendment No. 1 to the  Acquisition  Agreement by and among Phoenix
             Investment  Partners,  Ltd.,  and  Zweig/Glaser   Advisers,  Euclid
             Advisors LLC,  Zweig Advisors  Inc.,  Zweig Total Return  Advisors,
             Inc.,  Zweig Securities  Corp. and named equityholders  dated as of
             March 1, 1999 (incorporated  herein by reference to Exhibit 2(g) to the Registrant's current  report on Form 8-K dated  March 15, 1999)
      3(a)   Restated Certificate of Incorporation of the Registrant, as amended
             (incorporated   herein  by   reference   to  Exhibit  3(a)  to  the
             Registrant's Current Report on Form 8-K dated November 15, 1995)
      3(b)   By-laws  of the  Registrant,  as  amended  (incorporated  herein by reference to Exhibit  3(b) to the  Registrant's  Current  Report on
             Form 8-K dated November 15, 1995)
      3(c)   Certificate for Renewal and Revival of Certificate of Incorporation
      3(d)   Certificate of Resignation of Registered Agent
      3(e)   Certificate  of  Amendment  to the  Certificate of Incorporation of
             Phoenix Duff & Phelps Corporation
      4(a)   Form of Common Stock certificate(1)
      4(n)   Amended and Restated Credit  Agreement dated as of October 31, 1995 among the Registrant and various financial institutions and Bank of
             America Illinois  (incorporated herein by reference to Exhibit 4(n)
             to the  Registrant's  1995  Annual  Report on Form 10-K of  Phoenix
             Investment Partners, Ltd.)
      4(s)   Form of Indenture  between Phoenix Duff & Phelps  Corporation and a
             Trustee with respect to the 6% Convertible  Subordinated Debentures due 2015 into which the Series A Convertible Exchangeable Preferred
             Stock was  exchanged  (incorporated  herein by reference to Exhibit
             4(s)  to  the  Registrant's  registration  statement  on  Form  S-4
             (Registration No. 33-97292))
      10(a)  The  Registrant's  1989  Employee  Stock Option Plan  (incorporated herein by reference  to Exhibit  10.3 to the 1989 Annual  Report on
             Form 10-K of Duff & Phelps Inc.)(2)
      10(i)  Service Agreement among Duff & Phelps  Investment  Management  Co.,
             Duff &  Phelps  Utilities  Income Inc.,  Duff &  Phelps  Investment
             Research Co. and Duff & Phelps Inc.(1)
      10(j)  Mid-Continental  Plaza  Lease  between  Tishman  Speyer  Properties and Duff & Phelps Inc.(1)
      10(k)  Form of  Indemnification  Agreement between  the Registrant and its directors and certain officers(1)(2)
      10(m)  Nonqualified   Deferred  Compensation  Plans  -  Joinder  Agreement
             (incorporated   herein  by  reference  to  Exhibit   10(m)  to  the
             Registrant's Annual Report on Form 10-K for 1996) (2)
      10(w)  Tax Sharing and  Indemnification  Agreement between the  Registrant and Duff & Phelps Credit Rating Co. (Credit Rating) (incorporated herein by reference to Exhibit 10.2 to Credit Rating's Annual
             Report on Form 10-K for 1994)

      10(x) Distribution and Indemnity Agreement between the Registrant and Credit Rating (incorporated herein by reference to Exhibit 10.3 to Credit Rating's Annual Report on Form 10-K for 1994)
      10(y) Services Agreement among the Registrant, Credit Rating and Duff & Phelps Investment Management Co. (incorporated herein by reference to Exhibit 10.4 to Credit Rating's Annual Report on Form 10-K for 1994)
      10(z) Name Use Agreement between the Registrant and Credit Rating (incorporated herein by reference to Exhibit 10.5 to Credit Rating's Annual Report on Form 10-K for 1994)
      10(aa) Sublease  Agreement  relating to  Chicago,  Illinois  office  space between the Registrant and Credit Rating (incorporated herein by reference to Exhibit 10.6 to Credit Rating's Annual Report on Form 10-K for 1994)
      10(bb) License agreement dated November 1, 1995 between the Registrant and
             Phoenix Home Life Mutual Insurance Company (incorporated herein by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated November 15, 1995)
      10(cc) Registration  rights  agreement  dated November 1, 1995 between the
             Registrant and PM Holdings, Inc. (incorporated herein by reference to Exhibit 10(b) to the Registrant's Current Report on Form 8-K dated November 15, 1995)
      10(dd) Administrative agreement between Phoenix Home Life Mutual Insurance
             Company and certain subsidiaries (incorporated herein by reference to Exhibit 10(dd) to the Registrant's registration statement on Form S-4 (Registration No.33-97292))
      10(ee) Computer services agreement between the Registrant and Phoenix Home
             Life Mutual Insurance Company  (incorporated herein by reference to
             Exhibit 10(ee) to the Registrant's registration statement on Form S-4 (Registration No. 33-97292))
      10(ff) Investment management agreement between Phoenix Investment Counsel,
             Inc. and Phoenix Home Life Mutual Insurance Company (incorporated herein by reference to Exhibit 10(ff) to the Registrant's registration statement on Form S-4 (Registration No. 33-97292))
      10(gg) Leases between Phoenix Securities Group, Inc. and Phoenix Home Life
             Mutual Insurance Company (incorporated herein by reference to Exhibits 10(gg), (hh) and (ii) to the Registrant's registration statement on Form S-4 (Registration No. 33-97292))
      10(ii) Employment  agreement dated November 1, 1995 between the Registrant and Mr. Pedersen (incorporated herein by reference to Exhibit 10(d) to the Registrant's Current Report on Form 8-K dated November 15,
             1995)(2)
      10(jj) Change  of  Control  agreement  dated  June 10,  1996  between  the
             Registrant and Mr. McLoughlin  (incorporated herein by reference to
             Exhibit 10(jj) to the  Registrant's  Annual Report on Form 10-K for
             1996)(2)
      10(ll) Change  of  Control  agreement  dated  June 10,  1996  between  the
             Registrant  and Mr.  Haylon  (incorporated  herein by  reference to
             Exhibit 10(ll) to the  Registrant's  Annual Report on Form 10-K for
             1996)(2)
      10(nn) Second  Amended and Restated  Operating  Agreement  between  Seneca
             Capital Management LLC and the Registrant (incorporated herein by reference to Exhibit 1(a) to the Registrant's Report on Form 10-Q dated June 30, 1997)
      10(oo) Form of Put/Call  Agreement  (incorporated  herein by  reference to
             Exhibit 1(a) to the Registrant's Report on Form 10-Q dated June 30,
             1997)
      10(pp) Employment  Agreement  dated as of December 15, 1998 by and between
             Zweig/Glaser Advisers and Eugene J. Glaser (incorporated herein by reference to Exhibit 10(pp) to the Registrant's current report on Form 8-K dated March 15, 1999)
      10(qq) Employment  Agreement  dated as of December 15, 1998 by and between
             Zweig/Glaser Advisers and Barry Mandinach (incorporated herein by reference to Exhibit 10(qq) to the Registrant's current report on Form 8-K dated March 15, 1999)
      10(rr) Employment  Agreement  dated as of December 15, 1998 by and between
             Zweig/Glaser Advisers and Jeff Lazar (incorporated herein by reference to Exhibit 10(rr) to the Registrant's current report on Form 8-K dated March 15, 1999)
      10(ss) Letter of Amendment to Employment Agreement dated as of January 20,
             1999 by and between Zweig/Glaser Advisers and Jeffrey Lazar (incorporated herein by reference to Exhibit 10(ss) to the Registrant's current report on Form 8-K dated March 15, 1999)
      10(tt) Employment  Agreement  dated as of December 15, 1998 by and between
             Zweig/Glaser Advisers and Carlton B. Neel (incorporated herein by reference to Exhibit 10(tt) to the Registrant's current report on Form 8-K dated March 15, 1999)
      10(uu) Letter of Amendment to Employment Agreement dated as of January 20,
             1999 by and between Zweig/Glaser Advisers and Carlton B. Neel (incorporated herein by reference to Exhibit 10(uu) to the Registrant's current report on Form 8-K dated March 15, 1999)

      10(vv) Employment  Agreement  dated as of December 15, 1998 by and between
             Zweig/Glaser Advisers and Jeffrey T. Cerutti (incorporated herein by reference to Exhibit 10(vv) to the Registrant's current report on Form 8-K dated March 15, 1999)
      10(ww) Employment  Agreement  dated as of December 15, 1998 by and between
             Zweig/Glaser Advisers and David Katzen (incorporated herein by reference to Exhibit 10(ww) to the Registrant's current report on Form 8-K dated March 15, 1999)
      10(xx) Noncompetition/Nonsolicitation   Agreement  dated  as of  March  1,
             1999 by and among the Registrant, Zweig/Glaser Advisers, Zweig Total Return Advisors, Inc., Zweig Advisors Inc. and Eugene J. Glaser (incorporated herein by reference to Exhibit 10(xx) to the Registrant's current report on Form 8-K dated March 15, 1999)
      10(yy) Noncompetition/Nonsolicitation Agreement dated as of  March 1, 1999 by and among the Registrant, Zweig/Glaser Advisers, Zweig Total Return Advisors, Inc., Zweig Advisors Inc. and Martin E. Zweig (incorporated herein by reference to Exhibit 10(yy) to the Registrant's current report on Form 8-K dated March 15, 1999)
      10(zz) Administrative  Services Agreement dated as of March 1, 1999 by and between Zweig/Glaser Advisers LLC, and ZA Management Services, Inc. (incorporated herein by reference to Exhibit 10(zz) to the Registrant's current report on Form 8-K dated March 15, 1999)
      10(aaa)Servicing Agreement dated as of March 1, 1999 by and among Zweig/Glaser Advisers, Zweig Total Return Advisors, Inc., Zweig Advisors, Inc., and Zweig Consulting LLC (incorporated herein by reference to Exhibit 10(aaa) to the Registrant's current report on Form 8-K dated March 15, 1999)



      21     Subsidiaries of the Registrant
      23(a)  Consent of PricewaterhouseCoopers LLP
      27     Financial Data Schedule
      -----------

      (1) Incorporated herein by reference to the corresponding exhibit to the Registrant's registration statement on Form S-1 (Registration No. 33-45140).

      (2) Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 601 of Regulation S-K.

      (b)    Reports on Form 8-K.

             None.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of March, 2000.

PHOENIX INVESTMENT PARTNERS, LTD.

By:/s/ Philip R. McLoughlin
-----------------------------------------------------------
   Philip R. McLoughlin
   Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 20th day of March, 2000 by the following persons on behalf of the Registrant in the capacities indicated.

   SIGNATURE
   ---------
   TITLE
   -----

/s/ Philip R. McLoughlin
-----------------------------------------------------------
Chairman of the Board, Chief Executive Officer and Director
Philip R. McLoughlin

/s/ William R. Moyer
-----------------------------------------------------------
Executive Vice President and Chief Financial Officer
William R. Moyer

/s/ Clyde E. Bartter
-----------------------------------------------------------
Director
Clyde E. Bartter

/s/ Michael E. Haylon
-----------------------------------------------------------
Director
Michael E. Haylon

/s/ Robert W. Fiondella
-----------------------------------------------------------
Director
Robert W. Fiondella

/s/ Marilyn E. LaMarche
-----------------------------------------------------------
Director
Marilyn E. LaMarche

/s/ James M. Oates
-----------------------------------------------------------
Director
James M. Oates

/s/ Ferdinand Verdonck
-----------------------------------------------------------
Director
Ferdinand Verdonck

/s/ Glen D. Churchill
-----------------------------------------------------------
Director
Glen D. Churchill

/s/ Donna F. Tuttle
-----------------------------------------------------------
Director
Donna F. Tuttle

/s/ David A. Williams
-----------------------------------------------------------
Director
David A. Williams

/s/ John T. Anderson
-----------------------------------------------------------
Director
John T. Anderson


-----------------------------------------------------------
Director
Calvin J. Pedersen

                                                                  Exhibit 3(c)


                CERTIFICATE OF RESIGNATION OF REGISTERED AGENTS


     Pursuant to Section 136 of the General Corporation Law of Delaware, THE CORPORATION TRUST COMPANY hereby resigns as Registered Agent of the corporation listed on the attached Exhibit A.


     Written notice of resignation was given to the corporation on September 11, 1998 by mail or delivery to the corporation at its last known address as shown on our records, said date being at least 30 days prior to the filing of this Certificate of Resignation.


DATED:  OCTOBER 21, 1998


                                        THE CORPORATION TRUST COMPANY

                                        BY:  William J. Reif
                                           ------------------------
                                             William J. Reif
                                             Assistant Vice President









                                                       STATE OF DELAWARE
                                                       SECRETARY OF STATE
                                                    DIVISION OF CORPORATIONS
                                                   FILED 10:00 AM 10/21/1998
                                                       981407265 - 2286246

                                                                  Exhibit 3(d)

                               CERTIFICATE

              FOR RENEWAL AND REVIVAL OF CERTIFICATE OF INCORPORATION

Phoenix Investment Partners, Ltd., a corporation organized under the laws of Delaware, the Certificate of Incorporation of which was filed in the office of the Secretary of State on the 4th day of October, 1988 and thereafter forfeited pursuant to section 138(c) of the General Corporation Law of Delaware, now desiring to procure a revival of its Certificate of Incorporation, hereby certifies as follows:

    1.  The name of the corporation is Phoenix Investment Partners, Ltd.

    2. Its registered office in the State of Delaware is located at Corporation Trust Center, 1209 Orange Street, City of Wilmington, County of New Castle and the name of its registered agent at such address is The Corporation Trust Company.

    3. The date when revival of the Certificate of Incorporation of this corporation is to commence is the 19th day of November 1998, the same being prior to the date of the forfeiture of the Certificate of Incorporation. Revival of the Certificate of Incorporation is to be perpetual.

    4. This corporation was duly organized under the laws of Delaware and carried on the business authorized by its Certificate of Incorporation until the 20th day of November, 1998, at which time its Certificate of Incorporation became forfeited pursuant to section 138(c) of the General Corporation Law of Delaware and this Certificate for Renewal and Revival is filed by authority of the duly elected directors of the corporation in accordance with the laws of Delaware.


     IN WITNESS WHEREOF, said Phoenix Investment Partners, Ltd. in compliance with Section 312 of Title 8 of the Delaware Code has caused this Certificate to be signed by Thomas N. Steenburg, its last and acting Secretary, this 30th day of November, 1998.

                                           Phoenix Investment Partners, Ltd.


                                           By /s/ Thomas N. Steenburg
                                              -----------------------

                                                       STATE OF DELAWARE
                                                       SECRETARY OF STATE
                                                    DIVISION OF CORPORATIONS
                                                   FILED 02:00 PM 11/30/1998
                                                       981456886 - 2174528


   (DEL.  - 799 - 5/3/90)

                                                                  Exhibit 3(e)

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

     "First: The name of the  corporation is Phoenix  Investment  Partners, Ltd.
      -----
(herinafter the "Corporation")."

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


ATTEST:                            PHOENIX DUFF & PHELPS CORPORATION


By: /s/ Thomas N. Steenburg        By: /s/ Philip R. McLoughlin
   ------------------------           -------------------------
   Thomas N. Steenburg                Philip R. McLoughlin
   Vice President & Counsel           Chief Executive Officer





                                                       STATE OF DELAWARE
                                                       SECRETARY OF STATE
                                                    DIVISION OF CORPORATIONS
                                                   FILED 04:00 PM 05/07/1998
                                                       981176332 - 2174528

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

                                                       State or Other
                                                       Jurisdiction of
Name                                                   Incorporation
----                                                   ---------------
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

       DPCM Holdings, Co.                              Illinois

       DP Holdings Ltd.                                New Brunswick, Canada

       Phoenix Equity Planning Corporation             Connecticut
            Phoenix Investment Counsel, Inc.           Massachusetts

       National Securities & Research Corporation      New York

       Pasadena Capital Corporation                    California
            Roger Engemann & Associates, Inc.          California

       Seneca Capital Management LLC - (74.9%)         California

       Zweig/Glaser Advisers LLC                       New York
            Euclid Advisors LLC                        New York

       PXP Securities Corp.                            New York

                                                                  Exhibit 23(a)

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Forms S-8 (No. 33-48338, No. 33-46359, No. 33-99412, No. 33-99414,
No. 333-19073 and No. 333-65495) of Phoenix Investment Partners, Ltd. of our report dated February 9, 2000 relating to the financial statements and financial statement schedules, which appear in this Form 10-K.



/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Hartford, Connecticut
March 20, 2000