Form 10-Q
period 2000-03-31
PHOENIX INVESTMENT PARTNERS LTD/CT
filed 2000-05-12
CIK 883237

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


                  For the quarterly period ended March 31, 2000

                        PHOENIX INVESTMENT PARTNERS, LTD.

              DELAWARE                                 95-4191764
      (State of Incorporation)            (I.R.S. Employer Identification No.)


56 Prospect St., Hartford, Connecticut 06115-0480    (860) 403-5000
(Address of principal executive offices)       (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

On April 28, 2000, the registrant had 44,269,184 shares of $.01 par value common stock outstanding.

                     PHOENIX INVESTMENT PARTNERS, LTD. AND SUBSIDIARIES

                          Quarter Ended March 31, 2000

                                      Index

PART I -   FINANCIAL INFORMATION:

                                                                       Page

  Item 1.  Consolidated Financial Statements:

           Consolidated Condensed Statements of Financial Condition.    3
              March 31, 2000 and December 31, 1999

           Consolidated Statements of Income........................    4
              Three Months Ended March 31, 2000 and
              Three Months Ended March 31, 1999

           Consolidated Condensed Statements of Cash Flows .........    5
              Three Months Ended March 31, 2000 and
              Three Months Ended March 31, 1999

           Notes to Consolidated Financial Statements...............    6


  Item 2.  Management's Discussion and Analysis of:

           Results of Operations and Financial Condition............   12

           Liquidity and Capital Resources..........................   16

           Market Risk..............................................   17

           Cautionary Statement under Section 21E of the Securities
              Exchange Act of 1934..................................   17


PART II -  OTHER INFORMATION:

  Item 1.  Legal Proceedings........................................   18

  Item 4.  Submission of Matters to a Vote of Security Holders......   18

  Item 6.  Exhibits and Reports on Form 8-K.........................   18

  Signatures........................................................   19

PART  I. Financial Information
 Item 1. Consolidated Financial Statements

               Phoenix Investment Partners, Ltd. and Subsidiaries
            Consolidated Condensed Statements of Financial Condition
                                 (in thousands)

                                                       (Unaudited)
                                                         March 31,  December 31,
                                                            2000        1999

Assets

Current Assets

 Cash and cash equivalents                               $  33,806    $ 42,203
 Marketable securities, at market                           16,056       7,941
 Accounts receivable                                        47,190      45,658
 Prepaid expenses and other current assets                   3,260       3,487
                                                         ---------    --------
   Total current assets                                    100,312      99,289

 Deferred commissions                                          996       1,219
 Furniture, equipment and leasehold improvements, net       12,250      12,475
 Goodwill and intangible assets, net                       548,731     556,534
 Long-term investments and other assets                      6,215      12,169
                                                         ---------    --------
   Total assets                                          $ 668,504    $681,686
                                                         =========    ========

Liabilities and Stockholders' Equity

Current Liabilities

 Accounts payable and other accrued liabilities          $  45,483    $ 45,987
 Payables to related parties                                 4,438       4,749
 Broker-dealer payable                                      11,981      13,197
 Current portion of long-term debt                           1,045         964
                                                         ---------    --------
   Total current liabilities                                62,947      64,897

Deferred taxes, net                                         46,000      45,656
Long-term debt, net of current portion                         422         754
Convertible subordinated debentures                         76,364      76,364
Credit facilities                                          215,000     235,000
Lease obligations and other long-term liabilities            3,288       3,759
                                                         ---------    --------
   Total liabilities                                       404,021     426,430
                                                         ---------    --------

Minority Interest                                            1,896       4,255
                                                         ---------    --------

Stockholders' Equity

Common stock, $.01 par value, 100,000,000 shares
 authorized, 46,261,583 and 45,760,201 shares issued,
 and 44,226,684 and 43,760,201 shares outstanding              463         458
Additional paid-in capital                                 203,652     200,410
Retained earnings                                           70,458      60,737
Unrealized gains on securities available-for-sale            6,359       5,143
Unearned compensation on restricted stock                   (3,343)     (1,029)
Treasury stock, at cost, 2,034,899 and 2,000,000 shares    (15,002)    (14,718)
                                                         ---------    --------
   Total stockholders' equity                              262,587     251,001
                                                         ---------    --------
   Total liabilities and stockholders' equity            $ 668,504    $681,686
                                                         =========    ========



        The accompanying notes are an integral part of these statements.

               Phoenix Investment Partners, Ltd. and Subsidiaries
                        Consolidated Statements of Income
                      (in thousands, except per share data)

                                                               (Unaudited)
                                                    Three Months Ended March 31,
                                                            2000        1999
Revenues

Investment management fees                               $  70,790    $ 55,025
Mutual funds - ancillary fees                               10,345       7,328
Other income and fees                                        1,015         966
                                                         ---------    --------
   Total revenues                                           82,150      63,319
                                                         ---------    --------

Operating Expenses

Employment expenses                                         32,761      26,654
Other operating expenses                                    17,540      14,513
Depreciation and amortization of
  leasehold improvements                                     1,075         904
Amortization of goodwill and intangible assets               7,917       6,314
Amortization of deferred commissions                           223         565
                                                         ---------    --------
   Total operating expenses                                 59,516      48,950
                                                         ---------    --------

Operating Income                                            22,634      14,369
                                                         ---------    --------

Equity in Earnings of Unconsolidated Affiliates                (54)        165
                                                         ---------    --------

Other Income - Net                                             466          45
                                                         ---------    --------

Gain on Sale                                                 5,867
                                                         ---------    --------

Interest (Expense) Income - Net

Interest expense                                            (5,036)     (3,786)
Interest income                                                555         727
                                                         ---------    --------
   Total interest expense - net                             (4,481)     (3,059)
                                                         ---------    --------

Income to Minority Interest                                 (1,268)       (737)
                                                         ---------    --------

Income Before Income Taxes                                  23,164      10,783
Provision for income taxes                                   9,961       4,745
                                                         ---------    --------
Net Income                                               $  13,203    $  6,038
                                                         =========    ========


Weighted average shares outstanding
   Basic                                                    44,055      43,661
   Diluted                                                  53,699      53,446

Earnings per share

   Basic                                                 $     .30    $    .14
   Diluted                                               $     .26    $    .13






        The accompanying notes are an integral part of these statements.

               Phoenix Investment Partners, Ltd. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                 (in thousands)

                                                             (Unaudited)
                                                    Three Months Ended March 31,
                                                            2000        1999

Cash Flows from Operating Activities:

  Net income                                             $ 13,203      $ 6,038
   Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization of
      leasehold improvements                                1,075          904
    Amortization of goodwill and intangible assets          7,917        6,314
    Amortization of deferred commissions                      223          565
    Income to minority interest                             1,268          737
    Compensation recognized under employee
      benefit plans                                           603          308
    Gain on sale                                           (5,867)
    Equity in earnings of unconsolidated
      affiliates, net of dividends                             98           27
    Changes in other operating assets                      (1,341)      (2,403)
    Changes in other operating liabilities                 (2,982)      (6,514)
                                                         --------      -------
   Net cash provided by operating activities               14,197        5,976
                                                         --------      -------

Cash Flows from Investing Activities:

  Purchase of subsidiaries, net of cash acquired                      (137,714)
  Proceeds from sale of National-Oilwell, Inc.
    common stock                                            5,867
  Purchase of marketable securities, net                      (41)      (2,932)
  Capital expenditures, net                                  (850)        (572)
  Purchase of long-term investments                          (119)        (360)
  Proceeds from long-term investments                                      490
                                                         --------     --------
   Net cash provided by (used in) investing activities      4,857     (141,088)
                                                         --------     --------

Cash Flows from Financing Activities:

  (Repayment of) proceeds from borrowings, net            (20,251)     134,744
  Distribution to minority interest                        (3,627)      (1,978)
  Dividends paid                                           (3,483)      (2,626)
  Stock repurchases                                          (284)      (1,892)
  Proceeds from issuance of stock                             194          323
  Other financing activities                                              (175)
                                                         --------      -------
   Net cash (used in) provided by financing activities    (27,451)     128,396
                                                         --------      -------

Net decrease in cash and cash equivalents                  (8,397)      (6,716)
Cash and cash equivalents, beginning of period             42,203       29,298
                                                         --------      -------

   Cash and Cash Equivalents, End of Period              $ 33,806      $22,582
                                                         ========      =======


Supplemental Cash Flow Information:
   Interest paid                                         $  4,161      $ 3,387
   Income taxes paid                                     $  5,327      $ 9,996




        The accompanying notes are an integral part of these statements.

Phoenix Investment Partners, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

1. Basis of Presentation

   The unaudited consolidated financial statements of Phoenix Investment Partners, Ltd. and Subsidiaries (PXP or the Company) included herein have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Reclassifications have been made, when necessary, to conform the prior period presentation to the current period presentation.

2. Acquisition Related Activity

   On March 1, 1999, PXP acquired the retail mutual fund and closed-end fund businesses of the New York City-based Zweig Fund Group (Zweig) for consideration of approximately $135 million. The agreement provides for an additional payout dependent upon revenue growth of the purchased businesses.

   The purchase price for Zweig represents the consideration paid and the direct costs incurred by PXP related to the purchase. The excess of purchase price over the fair value of acquired net tangible assets of Zweig totaled $136.2 million. Of this excess purchase price, $77.2 million has been allocated to intangible assets, primarily associated with investment management contracts, which are being amortized over their estimated useful lives using the straight-line method. The average estimated useful life of the intangible assets is approximately 12 years. The remaining excess purchase price of $59.0 million has been classified as goodwill and is being amortized over 40 years using the straight-line method. Related amortization of $2.4 million and $.8 million has been expensed for the year to date periods ended March 31, 2000 and 1999, respectively.

   The following table summarizes the calculation and allocation of Zweig's purchase price (in thousands):

    Purchase price:

    Consideration paid                               $135,000
    Transaction costs                                   2,391
                                                     --------
     Total purchase price                            $137,391
                                                     ========

    Purchase price allocation:

    Fair value of acquired net assets                $  1,147
    Identified intangibles                             77,210
    Goodwill                                           59,034
                                                     --------
     Total purchase price allocation                 $137,391
                                                     ========

3. Pro Forma Results

   The Company's financial results for the first quarter of 2000 include the operations of Zweig, while the first quarter of 1999 financial results exclude the operations of Zweig for the period from January 1, 1999 through February 28, 1999. Management believes that, for comparative purposes, the most meaningful financial presentation for 1999 is on a pro forma basis.

   The following financial information for the three months ended March 31, 2000 reflects the actual results for the quarter. The following pro forma financial information for the three months ended March 31, 1999 is derived from the historical financial statements of PXP and Zweig, and gives effect to the acquisition of Zweig by PXP assuming the acquisition was effected on January 1, 1999. The pro forma financial information does not necessarily reflect the actual results that would have been obtained had the acquisition taken effect on the aforementioned assumed date.

                                                         Three Months Ended
                                                              March 31,
                                                          2000       1999
                                                         Actual    Pro Forma
                                                         -------    -------
                                                            (in thousands,
                                                        except per share data)

    Revenues                                             $82,150    $70,002
                                                         -------    -------
    Employment expenses                                   32,761     29,118
    Other operating expenses                              18,838     17,293
    Amortization of goodwill and
      intangible assets                                    7,917      7,917
                                                         -------    -------
    Operating income                                      22,634     15,674
    Other income - net                                     6,279        210
    Interest expense - net                                (4,481)    (4,343)
    Income to minority interest                           (1,268)      (737)
                                                         -------    -------
    Income before income taxes                            23,164     10,804
    Provision for income taxes                             9,961      4,786
                                                         -------    -------
    Net income                                           $13,203    $ 6,018
                                                         =======    =======

    Earnings per share
      Basic                                              $   .30    $   .14
      Diluted                                            $   .26    $   .13

4. Segment Information

   PXP has determined that its reportable segments are those based on the method used for internal reporting, which disaggregates the business by customer category. The Company's reportable segments are its retail and institutional investment management lines of business. The retail line primarily serves the individual investor by acting as advisor to and, in certain instances, distributor for open-end mutual funds and managed accounts. The institutional line provides management services primarily to corporate entities, closed-end funds, structured finance products, and multi-employer retirement funds, as well as endowment, insurance, and other special purpose funds.

   The following tables summarize pertinent financial information relative to the Company's operations for the three months ended March 31, 2000 and 1999, respectively:

       March 31, 2000                               Institu-   All
                                         Retail      tional   Other*   Total
                                         -------   ---------  ------  --------
                                                     (in thousands)

     Revenues                            $52,917   $  28,708  $  525  $ 82,150
                                         -------   ---------  ------  --------
     Employment and
      other operating expenses            31,831      18,823     945    51,599
     Amortization of goodwill
      and intangible assets                4,343       3,574             7,917
                                         -------   ---------  ------  --------
     Operating income (loss)              16,743       6,311    (420)   22,634
     Other income - net                        2         138   6,139     6,279
     Interest expense                     (2,873)     (1,682)   (481)   (5,036)
     Interest income                          67          68     420       555
     Minority interest                                (1,268)           (1,268)
                                         -------   ---------  ------  --------
     Income before income taxes          $13,939   $   3,567  $5,658  $ 23,164
                                         =======   =========  ======  ========

                                                      (in millions)

     Assets under management             $29,996   $  36,033  $  --   $ 66,029
                                         =======   =========  ======  ========


       March 31, 1999                               Institu-   All
                                         Retail      tional   Other*   Total
                                         -------   ---------  ------  --------
                                                     (in thousands)

     Revenues                            $40,268   $  22,526  $  525  $ 63,319
                                         -------   ---------  ------  --------
     Employment and
      other operating expenses            26,383      16,127     126    42,636
     Amortization of goodwill
      and intangible assets                3,531       2,783             6,314
                                         -------   ---------  ------  --------
     Operating income                     10,354       3,616     399    14,369
     Other (expense) income - net            (93)        142     161       210
     Interest expense                     (1,823)       (779) (1,184)   (3,786)
     Interest income                         153          45     529       727
     Minority interest                                  (737)             (737)
                                         -------   ---------  ------  --------
     Income (loss) before
      income taxes                       $ 8,591   $   2,287  $  (95) $ 10,783
                                         =======   =========  ======  ========

                                                      (in millions)

     Assets under management             $24,778   $  33,739  $  --   $ 58,517
                                         =======   =========  ======  ========


   * - The "All Other" column represents corporate office revenue and expenses which are not directly attributable to a line of business.

   There are no intersegment revenues. Balance sheet asset information by line of business is not reported as the information is not produced internally and is not utilized in managing the business.

5. Long-term Debt

   At March 31, 2000 and December 31, 1999, PXP had outstanding borrowings of $200 million under a $200 million Credit Agreement. In addition, at March 31, 2000 and December 31, 1999, PXP had outstanding borrowings of $15 million and $35 million, respectively, under a separate $175 million Credit Agreement. Interest rates on both credit agreements are variable. The credit agreements require no principal repayments prior to maturity. The Company's majority stockholder, Phoenix Home Life, has guaranteed the obligations, for which it is paid a .10% guarantee fee on the outstanding balances.

6. Dividends and Other Capital Transactions

   On May 11, 2000, the Company's Board of Directors declared a quarterly dividend of $.08 per common share payable June 15, 2000, to stockholders of record on June 2, 2000. PXP intends to continue to pay quarterly cash dividends, however, future payment of cash dividends by PXP will depend upon the financial condition, capital requirements, and earnings of PXP. Interest on the 6% Convertible Subordinated Debentures for the period from March 10, 2000 through June 9, 2000 will be payable on June 12, 2000 to registered holders as of May 19, 2000.

7. Comprehensive Income

   The components of comprehensive income, and related tax effects, are as follows:
                                                               Tax
                                                Before      (Expense)     Net
                                                  Tax        Benefit     of Tax
                                                -------     --------    -------
    Three Months Ended March 31, 2000                    (in thousands)

    Net income                                  $23,164     $ (9,961)   $13,203
                                                -------     --------    -------
    Other comprehensive income:
     Net unrealized appreciation on securities
      available-for-sale arising during period    7,829       (3,210)     4,619
      Less: reclassification adjustment for gains
      realized in net income                     (5,867)       2,464     (3,403)
                                                -------     --------    -------
    Total other comprehensive income              1,962         (746)     1,216
                                                -------     --------    -------

    Comprehensive income                        $25,126     $(10,707)   $14,419
                                                =======     ========    =======


    Three Months Ended March 31, 1999

    Net income                                  $10,783     $ (4,745)   $ 6,038
    Other comprehensive income:
     Net unrealized appreciation on securities
      available-for-sale arising during period      210          (86)       124
                                                -------     --------    -------

    Comprehensive income                        $10,993     $ (4,831)   $ 6,162
                                                =======     ========    =======

8. Gain on Sale

   On March 3, 2000, PXP sold 188,260 shares of National-Oilwell, Inc. (NOI) common stock, included in marketable securities at December 31, 1999, for $251/2 per share, realizing a gain of $4.8 million. On March 2, 2000, DPI Oil Service, LP (DPI), an affiliated limited partnership in which PXP holds an interest, sold a portion of its shares of NOI. The Company's proportionate share of the proceeds from the sale was $1.1 million, resulting in a total gain to PXP of $5.9 million from the sale of NOI shares.

   On March 13, 2000, DPI distributed its remaining shares of NOI. As a result of this distribution, PXP received 354,134 shares of NOI, which are included in marketable securities at March 31, 2000.

9. Earnings Per Share

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

   The following tables reconcile the Company's basic earnings per share to diluted earnings per share:

                                                                 Per-Share
                                         Income       Shares      Amount
                                        -------       ------      ------
                                           (in thousands)

    For the Three Months Ended March 31, 2000

    Basic EPS
    Income available to common
      stockholders                      $ 13,203      44,055      $  .30
                                                                  ======

    Effect of Dilutive Securities

    Stock options                                        144
    6% convertible debentures               674        9,500
                                        -------       ------

    Diluted EPS
    Income available to common
      stockholders and assumed
      conversions                       $ 13,877      53,699      $  .26
                                        ========      ======      ======

    For the Three Months Ended March 31, 1999

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
                                        =======       ======      ======

10. Pending Sale

   In January  2000,  the Company  received an expression of  interest  for  the purchase of the Cleveland-based business of DPIM. In March 2000, a preliminary agreement as to the terms of the sale was reached. The purchase price will be based upon revenue run rates at future dates. Although the transaction has not yet been completed, it is not expected to have a material impact on the results of operations.

               Phoenix Investment Partners, Ltd. and Subsidiaries

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

BUSINESS DESCRIPTION

Phoenix Investment Partners, Ltd. and subsidiaries (PXP or the Company) provide a variety of financial services to a broad base of institutional, corporate, and individual clients.

PXP currently operates two lines of business: retail and institutional investment management. The retail line of business provides investment management services to individuals on a discretionary basis (including administrative services) with products consisting of open-end mutual funds and managed accounts. Managed accounts include broker-dealer sponsored and distributed wrap programs and individually managed account investment services (private client), both of which are offered to high net-worth individuals. The institutional line of business provides discretionary and non-discretionary investment management services primarily to corporate entities, closed-end funds, structured finance products, and multi-employer retirement funds, as well as endowment, insurance, and other special purpose funds.

The following table summarizes operating revenues, income before income taxes, and assets under management by line of business as of, and for the three months ended, March 31, 2000 and 1999:

                                       Income Before      Assets Under
                       Revenues        Income Taxes        Management
                    2000      1999     2000      1999     2000     1999
                   ------   -------  -------   -------  -------   -------
                    (in thousands)     (in thousands)      (in millions)

Retail            $52,917   $40,268  $13,939   $ 8,591  $29,996   $24,778
Institutional      28,708    22,526    3,567     2,287   36,033    33,739
All other  *          525       525    5,658       (95)
                  -------   -------  -------   -------  -------   -------
Total             $82,150   $63,319  $23,164   $10,783  $66,029   $58,517
                  =======   =======  =======   =======  =======   =======


* - "All other" represents corporate office revenue and expenses, which are not attributed directly to a line of business.

RESULTS OF OPERATIONS

Assets Under Management
-----------------------

At March 31, 2000, PXP had $66.0 billion of assets under management, an increase of $1.4 billion from December 31, 1999, and $7.5 billion from March 31, 1999. The increase from December 31, 1999 is the result of $2.2 billion of positive performance, offset by net asset outflows of $.8 billion. The increase from March 31, 1999 is principally the result of $8.3 billion of positive investment performance, offset, in part, by net asset outflows of $.5 billion. Since the revenues of the Company are substantially earned based upon assets under management, this information is important to an understanding of the business.

                                  March 31,  December 31, March 31,
                                    2000        1999        1999
                                   -------    --------   --------
                                            (in millions)
Retail:

 Open-end Mutual Funds             $18,524    $ 18,073   $ 16,658
 Managed Accounts  *                11,472      10,370      8,120
                                   -------    --------   --------
                                    29,996      28,443     24,778
                                   -------    --------   --------

Institutional:

 Institutional Accounts **          20,215      20,514     18,574
 Structured Finance Products ***     1,282       1,276        927
 Closed-end Funds                    4,607       4,596      4,726
 PHL General Account and
   Other PHL Related                 9,929       9,772      9,512
                                   -------    --------   --------
                                    36,033      36,158     33,739
                                   -------    --------   --------

                                   $66,029    $ 64,601   $ 58,517
                                   =======    ========   ========

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


Three  Months  Ended March 31, 2000  Compared  with Three Months Ended March 31,
--------------------------------------------------------------------------------
1999 - Historical
-----------------

Revenues for the three months ended March 31, 2000 of $82.1 million, which includes $7.3 million for the Zweig Fund Group (Zweig), increased $18.8 million (30%) from $63.3 million, which includes $3.2 million for Zweig (which was acquired on March 1, 1999), for the same period in 1999. Excluding the effects of Zweig, the Company's revenues for the three months ended March 31, 2000 increased $14.7 million (24%) compared to the same period in 1999. Revenues for the retail and institutional lines of business, including Zweig, increased $12.6 million and $6.2 million, respectively.

Investment management fees of $70.8 million for the three months ended March 31, 2000, which includes $6.1 million for Zweig, increased $15.8 million (29%) as compared to $55.0 million, which includes $2.7 million for Zweig, for the same period in 1999. Excluding Zweig, management fees earned by the retail and institutional lines of business increased $8.4 million and $4.0 million, respectively, due to increases of $5.4 billion and $3.6 billion, respectively, in average assets under management. Structured finance products contributed $.5 million to the increase in institutional management fees and increased assets under management by $.4 billion. The overall increase in average assets managed since March 31, 1999 in each line of business is primarily due to investment performance. In addition, the retail line of business experienced significant net asset inflows for managed accounts and Seneca contributed significantly to asset inflows in the institutional line of business.

Mutual funds - ancillary fees, a component of the retail line of business, of $10.3 million for the three months ended March 31, 2000, which includes $.9 million for Zweig, increased $3.0 million (41%) as compared to $7.3 million, which includes $.3 million for Zweig, for the same period in 1999. Administrative fees increased $.4 million as a result of an increase in average assets managed offset, in part, by a reduction in the fee rate. Net distributor fees increased $.4 million as a result of an increase in average assets managed, principally in the Phoenix-Engemann Funds. Fund accounting fees earned on open-end mutual funds and PHL sponsored variable products increased $.4 million primarily as a result of an increase in average assets under management. Shareholder service agent fees increased $.3 million primarily as a result of an approved change in the fee structure, which took effect in April 1999.

Other income and fees of $1.0 million for the three months ended March 31, 2000 remained constant as compared to the same period in 1999.

Operating expenses for the three months ended March 31, 2000 of $59.5 million, which includes $5.5 million for Zweig, increased $10.6 million (22%) from $48.9 million, which includes $2.6 million for Zweig, for the same period in 1999, of which $6.3 million and $3.5 million related to the retail and institutional lines of business, respectively.

Employment expenses of $32.8 million for the three months ended March 31, 2000, which includes $.9 million for Zweig, increased $6.1 million (23%) as compared to $26.7 million, which includes $.8 million for Zweig, for the same period in 1999. Incentive compensation increased by $5.1 million, of which $3.4 million is from certain subsidiaries who, in accordance with their respective operating agreements, receive increased compensation directly related to increases in their revenues or earnings. The remaining $1.7 million includes a $1.1 million increase in sales and performance based incentive compensation due to improved sales and performance by certain portfolio managers and research analysts, and a $.3 million increase in management incentives due to improved operating results. Profit sharing expense increased employment expense by $.9 million. Amortization of unearned compensation, related to the issuance of restricted stock grants, increased employment expense by $.3 million. Savings resulting from the closing of the equity department in Hartford in April 1999 decreased employment expenses by $.7 million. An increase in base compensation expense, primarily as a result of annual salary adjustments, was offset, in part, by certain other employment expense reductions.

Other operating expenses of $17.5 million for the three months ended March 31, 2000, which includes $2.0 million for Zweig, increased $3.0 million (21%) as compared to $14.5 million, which includes $1.0 million for Zweig, for the same period in 1999. Commissions and finders fees increased $.4 million due to increased sales. Increases in professional fees and outside services were offset by decreases in computer services, as a result of the completion of the Company's Year 2000 project. Expenses related to open-end mutual funds, for which PXP is reimbursed through administrative and fund accounting fees, increased $.4 million. Various other less significant year over year variances increased other operating expenses by $.6 million.

Depreciation and amortization of leasehold improvements of $1.1 million, which includes $.2 million for Zweig, for the three months ended March 31, 2000 remained relatively constant from $.9 million, which includes $.1 million for Zweig, for the same period in 1999.

Amortization of goodwill and intangible assets of $7.9 million for the three months ended March 31, 2000 increased $1.6 million (25%) as compared to $6.3 million for the same period in 1999 as a result of the amortization of the intangible assets and goodwill identified in the purchase price allocation of Zweig.

Amortization of deferred commissions, a component of the retail line of business, of $.2 million for the three months ended March 31, 2000 decreased $.3 million (60%) as compared to $.6 million for the same period in 1999 as a result of a decrease in Pasadena Capital Corporation's (PCC) deferred commissions asset established prior to February 1, 1998, which continues to be amortized.

Operating income of $22.6 million for the three months ended March 31, 2000 increased $8.3 million (58%) as compared to $14.4 million for the same period in 1999 as a result of the changes discussed above.

Gain on sale of $5.9 million is the result of the sale of National-Oilwell, Inc.
(NOI) common stock shares, which were held in marketable securities as of December 31, 1999, and the Company's proportionate share of the sale of NOI shares by DPI Oil Service LP, in which PXP has a partnership interest.

Equity in earnings of unconsolidated affiliates of $(54) thousand for the three months ended March 31, 2000 decreased $.3 million as compared to $.2 million for the same period in 1999 primarily due to a net decrease in equity earnings from certain PXP limited partnership investments.

Other income - net of $.5 million for the three months ended March 31, 2000 increased $.4 million as compared to $45 thousand for the same period in 1999, primarily as a result of an increase in unrealized gains earned on marketable securities held for trading purposes.

Interest expense - net of $4.5 million for the three months ended March 31, 2000 increased $1.4 million (46%) as compared to $3.1 million for the same period in 1999 of which $1.0 million is due to additional interest charges resulting from the financing of the Zweig acquisition and $.3 million is due to an increase in the average interest rate paid on outstanding debt as compared to the same period in 1999.

Income to minority interest, a component of the institutional line of business, of $1.3 million and $.7 million for the three months ended March 31, 2000 and 1999, respectively, represents the minority shareholders' interest in the equity earnings of Seneca Capital Management, which is fully consolidated in the Company's financial statements.

Net income for the three months ended March 31, 2000 of $13.2 million reflects an increase of $7.2 million from $6.0 million for the first quarter of 1999, resulting from the changes discussed above. The effective tax rate of 43.0% for the three months ended March 31, 2000 decreased compared to 44.0% for the same period in 1999 due to increased pre-tax earnings, thereby reducing the effect of permanent differences on the rate.

Three  Months  Ended March 31, 2000  Compared  with Pro Forma Three Months Ended
--------------------------------------------------------------------------------
March 31, 1999 (see Note 4)
---------------------------

Except for the items noted below, the pro forma variances for the three months ended March 31, 2000 compared to the same period in 1999 are substantially the same as historical.

Investment management fees of $70.8 million for the three months ended March 31, 2000 increased $10.2 million (17%) from $60.5 million for the same pro forma period in 1999. In addition to the historical variances noted above, Zweig investment management fees decreased $2.1 million due to a $.6 billion decrease in assets under management resulting primarily from net asset outflows.

Net income of $13.2 million for the three months ended March 31, 2000 increased $7.2 million as compared to $6.0 million for the same pro forma period in 1999, resulting from the effects of the changes discussed above.


LIQUIDITY AND CAPITAL RESOURCES

The Company's business is not considered to be capital intensive. Working capital requirements for the Company have historically been provided by operating cash flow. It is expected that such cash flows will continue to serve as the principal source of working capital for the Company for the near future.

The Company's current capital structure, as of April 28, 2000, includes 44.3 million shares of common stock outstanding and $76.4 million of 6% Convertible Subordinated Debentures with a principal value of $25.00 per debenture. The current dividend rate on common stock is $.08 per share per quarter. If the dividend rate remains constant for 2000, the total annual dividend on common stock would be $14.2 million based upon shares outstanding at April 28, 2000. The total annual interest expense on the debentures based upon debentures outstanding at April 28, 2000, at an interest rate of 6%, would be $4.6 million.

The Company has two five-year credit facilities, totaling $375 million, with no required principal repayments prior to maturity ($200 million matures in August 2002 and $175 million matures in March 2004). The outstanding obligations under the credit facilities at March 31, 2000 totaled $215 million with an average interest rate of approximately 6.5%. The credit agreements contain financial and operating covenants including, among other provisions, requirements that the Company maintain certain financial ratios and satisfy certain financial tests, restrictions on the ability to incur indebtedness, and limitations on the amount of the Company's capital expenditures. At March 31, 2000, the Company was in compliance with all covenants contained in the credit agreements. The Company believes that funds from operations and amounts available under the credit facilities will provide adequate liquidity for the foreseeable future.

The Company is obligated to pay PCC an additional purchase price, based upon growth in PCC management fee revenues, to be paid out on the third, fourth and fifth anniversaries of the transaction and could be a total of $50 million, if paid in 2000, or up to a maximum of $66 million, if paid thereafter. These payments will be funded principally through the use of the credit facilities.

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

The Company's exposure to changes in interest rates is limited to borrowings under two five-year credit agreements, which have variable interest rates. The average interest rate on the credit agreements in the first three months of 2000 and for all of 1999 was approximately 6.5% and 6.0%, respectively. In addition, the Company has Convertible Subordinated Debentures bearing interest at 6%. At March 31, 2000, the Company estimated that the fair value of the Convertible Subordinated Debentures approximated market value.

The Company invests excess cash in marketable securities, which consist of mutual fund investments, of which the Company is the advisor, publicly traded securities, and U.S. Government obligations. The fair value of these investments approximated market value at March 31, 2000.

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

PART II. Other Information

 Item 1. Legal Proceedings

         With regard to the litigation between PXP and the former members of Associated Surplus Dealers, as outlined in the Company's 1999 Annual Report on Form 10-K, a trial date has been set for October 2, 2000.

         With regard to the arbitration proceeding commenced by a former employee, PXP has responded to the claims and intends to vigorously defend the case. An arbitrator has not yet been appointed and no hearing dates have as yet been scheduled.

 Item 4. Submission of Matters to a Vote of Security Holders

         No items submitted.


 Item 6. Exhibits and Reports on Form 8-K

         None.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Phoenix Investment Partners, Ltd.




May 12, 2000                        /s/ Philip R. McLoughlin
                                    -----------------------------------------
                                    Philip R. McLoughlin, Chairman and
                                    Chief Executive Officer

May 12, 2000                        /s/ William R. Moyer
                                    -----------------------------------------
                                    William R. Moyer, Chief Financial Officer