Form 10-Q
period 2000-06-30
PHOENIX INVESTMENT PARTNERS LTD/CT
filed 2000-08-15
CIK 883237

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


                  For the quarterly period ended June 30, 2000

                        PHOENIX INVESTMENT PARTNERS, LTD.

              DELAWARE                                 95-4191764
      (State of Incorporation)            (I.R.S. Employer Identification No.)


56 Prospect St., Hartford, Connecticut  06115-0480   (860) 403-5000
(Address of principal executive offices)     (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

On July 31, 2000, the registrant had 44,940,505 shares of $.01 par value common stock outstanding.

               PHOENIX INVESTMENT PARTNERS, LTD. AND SUBSIDIARIES

                           Quarter Ended June 30, 2000

                                      Index

PART I -   FINANCIAL INFORMATION:

                                                                      Page

  Item 1.  Consolidated Financial Statements:

           Consolidated Condensed Statements of Financial Condition.    3
              June 30, 2000 and December 31, 1999

           Consolidated Statements of Income........................    4
              Three Months Ended June 30, 2000 and
              Three Months Ended June 30, 1999

           Consolidated Statements of Income........................    5
              Six Months Ended June 30, 2000 and
              Six Months Ended June 30, 1999

           Consolidated Condensed Statements of Cash Flows .........    6
              Six Months Ended June 30, 2000 and
              Six Months Ended June 30, 1999

           Notes to Consolidated Financial Statements...............    7


  Item 2.  Management's Discussion and Analysis of:

           Results of Operations and Financial Condition............   14

           Liquidity and Capital Resources..........................   20

           Market Risk..............................................   21

           Cautionary Statement under Section 21E of the Securities
              Exchange Act of 1934..................................   21


PART II -  OTHER INFORMATION:

  Item 1.  Legal Proceedings........................................   22

  Item 4.  Submission of Matters to a Vote of Security Holders......   22

  Item 6.  Exhibits and Reports on Form 8-K.........................   23

  Signatures........................................................   23

PART  I. Financial Information
 Item 1. Consolidated Financial Statements

               Phoenix Investment Partners, Ltd. and Subsidiaries
            Consolidated Condensed Statements of Financial Condition
                                 (in thousands)

                                                        (Unaudited)
                                                          June 30,  December 31,
                                                            2000        1999
Assets

Current Assets
 Cash and cash equivalents                               $  43,178    $ 42,203
 Marketable securities, at market                           13,519       7,941
 Accounts receivable                                        51,581      45,658
 Prepaid expenses and other current assets                   3,213       3,487
                                                         ---------    --------
   Total current assets                                    111,491      99,289

 Deferred commissions                                          822       1,219
 Furniture, equipment and leasehold improvements, net       12,252      12,475
 Goodwill and intangible assets, net                       532,063     556,534
 Long-term investments and other assets                     16,016      12,169
                                                         ---------    --------
   Total assets                                          $ 672,644    $681,686
                                                         =========    ========

Liabilities and Stockholders' Equity

Current Liabilities
 Accounts payable and other accrued liabilities          $  47,951    $ 45,987
 Payables to related parties                                 3,062       4,749
 Broker-dealer payable                                      12,481      13,197
 Current portion of long-term debt                           1,062         964
                                                         ---------    --------
   Total current liabilities                                64,556      64,897

Deferred taxes, net                                         43,728      45,656
Long-term debt, net of current portion                         225         754
Convertible subordinated debentures                         76,244      76,364
Credit facilities                                          210,000     235,000
Lease obligations and other long-term liabilities            4,494       3,759
                                                         ---------    --------
   Total liabilities                                       399,247     426,430
                                                         ---------    --------

Minority Interest                                            1,092       4,255
                                                         ---------    --------

Stockholders' Equity
Common stock, $.01 par value, 100,000,000 shares
 authorized, 46,417,054 and 45,760,201 shares issued,
 and 44,382,155 and 43,760,201 shares outstanding              464         458
Additional paid-in capital                                 204,786     200,410
Retained earnings                                           79,733      60,737
Unrealized gains on securities available-for-sale            4,932       5,143
Unearned compensation on restricted stock                   (2,608)     (1,029)
Treasury stock, at cost, 2,034,899 and 2,000,000 shares    (15,002)    (14,718)
                                                         ---------    --------
   Total stockholders' equity                              272,305     251,001
                                                         ---------    --------
   Total liabilities and stockholders' equity            $ 672,644    $681,686
                                                         =========    ========



        The accompanying notes are an integral part of these statements.

               Phoenix Investment Partners, Ltd. and Subsidiaries
                        Consolidated Statements of Income
                      (in thousands, except per share data)

                                                              (Unaudited)
                                                     Three Months Ended June 30,
                                                            2000        1999

Revenues
Investment management fees                               $  72,343    $ 63,065
Mutual funds - ancillary fees                                9,065       8,244
Other income and fees                                        1,443       1,336
                                                         ---------    --------
   Total revenues                                           82,851      72,645
                                                         ---------    --------

Operating Expenses
Employment expenses                                         30,894      29,118
Other operating expenses                                    19,831      16,711
Depreciation and amortization of
  leasehold improvements                                       936         940
Amortization of goodwill and intangible assets               7,956       7,991
Amortization of deferred commissions                           174         444
                                                         ---------    --------
   Total operating expenses                                 59,791      55,204
                                                         ---------    --------

Operating Income                                            23,060      17,441
                                                         ---------    --------

Equity in Earnings of Unconsolidated Affiliates                171         301
                                                         ---------    --------

Nonrecurring Items                                           4,500
                                                         ---------    --------

Gain on Sale                                                 3,005
                                                         ---------    --------

Other Income - Net                                             364         653
                                                         ---------    --------

Interest (Expense) Income - Net

Interest expense                                            (4,730)     (5,119)
Interest income                                                494         733
                                                         ---------    --------
   Total interest expense - net                             (4,236)     (4,386)
                                                         ---------    --------

Income to Minority Interest                                 (1,508)       (849)
                                                         ---------    --------

Income Before Income Taxes                                  25,356      13,160
Provision for income taxes                                  12,578       5,780
                                                         ---------    --------
Net Income                                               $  12,778    $  7,380
                                                         =========    ========


Weighted average shares outstanding
   Basic                                                    44,212      43,839
   Diluted                                                  54,283      54,226

Earnings per share

   Basic                                                 $     .29    $    .17
   Diluted                                               $     .25    $    .15




        The accompanying notes are an integral part of these statements.

               Phoenix Investment Partners, Ltd. and Subsidiaries
                        Consolidated Statements of Income
                      (in thousands, except per share data)

                                                               (Unaudited)
                                                       Six Months Ended June 30,
                                                            2000        1999
Revenues
Investment management fees                               $ 143,133    $118,090
Mutual funds - ancillary fees                               18,611      15,486
Other income and fees                                        3,257       2,388
                                                         ---------    --------
   Total revenues                                          165,001     135,964
                                                         ---------    --------

Operating Expenses
Employment expenses                                         63,655      55,772
Other operating expenses                                    37,371      31,224
Depreciation and amortization of
  leasehold improvements                                     2,011       1,844
Amortization of goodwill and intangible assets              15,873      14,305
Amortization of deferred commissions                           397       1,009
                                                         ---------    --------
   Total operating expenses                                119,307     104,154
                                                         ---------    --------

Operating Income                                            45,694      31,810
                                                         ---------    --------

Equity in Earnings of Unconsolidated Affiliates                117         466
                                                         ---------    --------

Nonrecurring Items                                           4,500
                                                         ---------    --------

Gain on Sale                                                 8,872
                                                         ---------    --------

Other Income - Net                                             830         698
                                                         ---------    --------

Interest (Expense) Income - Net
Interest expense                                            (9,766)     (8,905)
Interest income                                              1,049       1,460
                                                         ---------    --------
   Total interest expense - net                             (8,717)     (7,445)
                                                         ---------    --------

Income to Minority Interest                                 (2,776)     (1,586)
                                                         ---------    --------

Income Before Income Taxes                                  48,520      23,943
Provision for income taxes                                  22,539      10,525
                                                         ---------    --------
Net Income                                               $  25,981    $ 13,418
                                                         =========    ========


Weighted average shares outstanding
   Basic                                                    44,176      43,749
   Diluted                                                  53,985      53,658

Earnings per share

   Basic                                                 $     .59    $    .31
   Diluted                                               $     .51    $    .28




        The accompanying notes are an integral part of these statements.

               Phoenix Investment Partners, Ltd. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                 (in thousands)

                                                               (Unaudited)
                                                       Six Months Ended June 30,
                                                            2000        1999

Cash Flows from Operating Activities:
  Net income                                             $ 25,981     $ 13,418
   Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization of
      leasehold improvements                                2,011        1,844
    Amortization of goodwill and intangible assets         15,873       14,305
    Amortization of deferred commissions                      397        1,009
    Income to minority interest                             2,776        1,586
    Compensation recognized under employee
      benefit plans                                         1,375          796
    Gain on sale                                           (8,872)
    Equity in earnings of unconsolidated
      affiliates, net of dividends                            (72)        (274)
    Changes in other operating assets                      (5,237)         484
    Changes in other operating liabilities                 (1,075)     (10,357)
                                                         --------      -------
   Net cash provided by operating activities               33,157       22,811
                                                         --------      -------

Cash Flows from Investing Activities:

  Purchase of subsidiaries, net of cash acquired           (8,616)    (138,551)
  Proceeds from sale of National-Oilwell, Inc.
   common stock                                             8,872
  Proceeds from sale of Cleveland operations                4,985
  Capital expenditures, net                                (2,062)      (2,769)
  (Purchase) sale of marketable securities, net              (159)         543
  Purchase of long-term investments                           (78)      (4,515)
  Proceeds from long-term investments                                      490
                                                         --------     --------
   Net cash provided by (used in) investing activities      2,942     (144,802)
                                                         --------     --------

Cash Flows from Financing Activities:

  (Repayment of) proceeds from borrowings, net            (25,430)     132,868
  Dividends paid                                           (6,986)      (5,246)
  Distributions to minority interest                       (3,627)      (1,978)
  Stock repurchases                                          (284)      (1,892)
  Proceeds from issuance of stock                           1,203        2,003
  Other financing activities                                              (174)
                                                         --------     --------
   Net cash (used in) provided by financing activities    (35,124)     125,581
                                                         --------     --------

Net increase in cash and cash equivalents                     975        3,590
Cash and cash equivalents, beginning of period             42,203       29,298
                                                         --------     --------

   Cash and Cash Equivalents, End of Period              $ 43,178     $ 32,888
                                                         ========     ========


Supplemental Cash Flow Information:
   Interest paid                                         $  8,866      $ 8,799
   Income taxes paid                                     $ 14,530      $20,760




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

   The purchase price for Zweig represents the consideration paid and the direct costs incurred by PXP related to the purchase. The excess of purchase price over the fair value of acquired net tangible assets of Zweig totaled $136.4 million. Of this excess purchase price, $77.2 million has been allocated to intangible assets, primarily associated with investment management contracts, which are being amortized over their estimated useful lives using the straight-line method. The average estimated useful life of the intangible assets is approximately 12 years. The remaining excess purchase price of $59.1 million has been classified as goodwill and is being amortized over 40 years using the straight-line method. Related amortization of $4.8 million and $3.2 million has been expensed for the year to date periods ended June 30, 2000 and 1999, respectively.

   The following table summarizes the calculation and allocation of Zweig's purchase price (in thousands):

    Purchase price:

    Consideration paid                               $135,000
    Transaction costs                                   2,391
                                                     --------
      Total purchase price                           $137,391
                                                     ========

    Purchase price allocation:

    Fair value of acquired net assets                $  1,033
    Identified intangibles                             77,210
    Goodwill                                           59,148
                                                     --------
      Total purchase price allocation                $137,391
                                                     ========

   The Company is obligated to pay Roger Engemann & Associates, Inc. (REA) an additional purchase price, based upon growth in REA management fee revenues, to be paid out on the third, fourth and fifth anniversaries of the transaction and could be a total of $50 million, if paid in 2000, or up to a maximum of $66 million, if paid thereafter.

3. Pro Forma Results

   The Company's financial results for 2000 include the operations of Zweig, while the first six months of 1999 exclude the operations of Zweig for the period from January 1, 1999 through February 28, 1999. Management believes that, for comparative purposes, the most meaningful financial presentation for 1999 is on a pro forma basis.

   The following financial information for the six months ended June 30, 2000 reflects the actual results for the respective period. The pro forma financial information for the six months ended June 30, 1999 is derived from the historical financial statements of PXP and Zweig, and gives effect to the acquisition of Zweig by PXP assuming the acquisition was effected on January 1, 1999. The pro forma financial information does not necessarily reflect the actual results that would have been obtained had the acquisition taken effect on the aforementioned assumed date.

                                                      Six Months Ended June 30,
                                                          2000       1999
                                                         Actual   Pro Forma
                                                            (in thousands,
                                                        except per share data)

    Revenues                                            $165,001   $142,647
                                                        --------   --------
    Employment expenses                                   63,655     58,236
    Other operating expenses                              39,779     35,388
    Amortization of goodwill and
      intangible assets                                   15,873     15,908
                                                        --------   --------
    Operating income                                      45,694     33,115
    Other income - net                                    14,319      1,164
    Interest expense - net                                (8,717)    (8,729)
    Income to minority interest                           (2,776)    (1,586)
                                                        --------   --------
    Income before income taxes                            48,520     23,964
    Provision for income taxes                            22,539     10,566
                                                        --------   --------
    Net income                                          $ 25,981   $ 13,398
                                                        ========   ========

    Earnings per share

      Basic                                              $   .59    $   .31
      Diluted                                            $   .51    $   .27

4. Segment Information

   PXP has determined that its reportable segments are those based on the method used for internal reporting, which disaggregates the business by customer category. The Company's reportable segments are its retail and institutional investment management lines of business. The retail line primarily serves the individual investor by acting as advisor to and, in certain instances, distributor for open-end mutual funds and managed accounts. The institutional line provides management services primarily to corporate entities, closed-end funds, structured finance products, and multi-employer retirement funds, as well as endowment, insurance and other special purpose funds.

   The following tables summarize pertinent financial information relative to the Company's operations for the six month periods ended June 30, 2000 and 1999:
                                                  Insti-
      June 30, 2000                      Retail  tutional  All Other    Total
                                        -------- --------   -------   --------
                                                    (in thousands)

     Revenues                           $105,353  $58,598   $ 1,050   $165,001
                                        --------  -------   -------   --------
     Employment and
      other operating expenses            63,365   38,304     1,765    103,434
     Amortization of goodwill
      and intangible assets                8,596    7,277               15,873
                                        --------  -------   -------   --------
     Operating income (loss)              33,392   13,017      (715)    45,694
     Other income - net                    4,511      577     9,231     14,319
     Interest expense                     (5,675)  (3,410)     (681)    (9,766)
     Interest income                         112      124       813      1,049
     Minority interest                             (2,776)              (2,776)
                                        --------  -------   -------   --------
     Income before income taxes         $ 32,340  $ 7,532   $ 8,648   $ 48,520
                                        ========  =======   =======   ========

                                                   (in millions)

     Assets under management            $ 29,031  $31,801   $  --     $ 60,832
                                        ========  =======   =======   ========


                                                   Insti-
      June 30, 1999                      Retail  tutional  All Other    Total
                                        -------- --------   -------   --------
                                                  (in thousands)

     Revenues                           $ 86,080  $48,834   $ 1,050   $135,964
                                        --------  -------   -------   --------
     Employment and
      other operating expenses            55,904   33,051       894     89,849
     Amortization of goodwill
      and intangible assets                7,938    6,367               14,305
                                        --------  -------   -------   --------
     Operating income                     22,238    9,416       156     31,810
     Other (expense) income - net            (90)     294       960      1,164
     Interest expense                     (4,520)  (2,031)   (2,354)    (8,905)
     Interest income                         328       90     1,042      1,460
     Minority interest                             (1,586)              (1,586)
                                        --------  -------   -------   --------
     Income (loss) before income taxes  $ 17,956  $ 6,183   $  (196)  $ 23,943
                                        ========  =======   =======   ========

                                                   (in millions)

     Assets under management            $ 25,351  $34,143   $  --     $ 59,494
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

5. Long-term Debt

   At June 30, 2000 and December 31, 1999, PXP had outstanding borrowings of $200 million under a $200 million Credit Agreement. In addition, at June 30, 2000 and December 31 1999, PXP had outstanding borrowings of $10 million and $35 million, respectively, under a separate $175 million Credit Agreement. Interest rates on both credit agreements are variable. The credit agreements require no principal repayments prior to maturity. The Company's majority stockholder, Phoenix Home Life, has guaranteed the obligations, for which it is paid a .10% guarantee fee on the outstanding balances.

6. Dividends and Other Capital Transactions

   On August 3, 2000, the Company's Board of Directors declared a quarterly dividend of $.08 per common share payable September 7, 2000, to stockholders of record on August 25, 2000. PXP intends to continue to pay quarterly cash dividends, however, future payment of cash dividends by PXP will depend upon the financial condition, capital requirements and earnings of PXP. Interest on the 6% Convertible Subordinated Debentures for the period from June 10, 2000 through September 9, 2000 will be payable on September 11, 2000 to registered holders as of August 20, 2000.

7. Comprehensive Income

   The components of comprehensive income, and related tax effects, are as follows:

                                                               Tax
                                                            (Expense)     Net
                                               Before Tax    Benefit    of Tax
                                               ----------   --------    -------
    Three Months Ended June 30, 2000                     (in thousands)

    Net income                                  $25,356     $(12,578)   $12,778
                                                -------     --------    -------
    Other comprehensive income:
     Net unrealized appreciation on securities
      available-for-sale arising during period      586         (240)       346
      Less: reclassification adjustment for gains
      realized in net income                     (3,005)       1,232     (1,773)
                                                -------     --------    -------
    Total other comprehensive income             (2,419)         992     (1,427)
                                                -------     --------    -------

    Comprehensive income                        $22,937     $(11,586)   $11,351
                                                =======     ========    =======


    Six Months Ended June 30, 2000

    Net income                                  $48,520     $(22,539)   $25,981
                                                -------     --------    -------
    Other comprehensive income:
     Net unrealized appreciation on securities
      available-for-sale arising during period    8,514       (3,491)     5,023
      Less: reclassification adjustment for gains
      realized in net income                     (8,872)       3,638     (5,234)
                                                -------     --------    -------
    Total other comprehensive income               (358)         147       (211)
                                                -------     --------    -------

    Comprehensive income                        $48,162     $(22,392)   $25,770
                                                =======     ========    =======

                                                               Tax
                                                            (Expense)     Net
                                               Before Tax    Benefit    of Tax
                                               ----------   --------    -------
    Three Months Ended June 30, 1999                     (in thousands)

    Net income                                  $13,160     $ (5,780)   $ 7,380
                                                -------     --------    -------
    Other comprehensive income:
     Net unrealized appreciation on securities
      available-for-sale arising during period    1,463         (600)       863
                                                -------     ---------   -------

    Comprehensive income                        $14,623     $ (6,380)   $ 8,243
                                                =======     ========    =======


    Six Months Ended June 30, 1999

    Net income                                  $23,943     $(10,525)   $13,418
                                                -------     --------    -------
    Other comprehensive income:
     Net unrealized appreciation on securities
      available-for-sale arising during period   1,673          (686)       987
                                                ------      --------    -------

    Comprehensive income                        $25,616     $(11,211)   $14,405
                                                =======     ========    =======

8. Nonrecurring Items

   Sale of Cleveland Operations

   On June 30, 2000, PXP sold the Cleveland-based operations, which managed and serviced $3.3 billion of Duff & Phelps Investment Management Co. (DPIM) advisory assets, to a local management group. PXP received cash and a note receivable totaling $8.3 million. Additional consideration may be received based upon future revenue run rates. The transaction, as recorded, did not have a material impact on the Company's pre-tax results of operations. However, due to the inclusion of $8.5 million of non-deductible goodwill in the basis of the Cleveland operations, the Company recorded a $3.4 million tax expense.

   Insurance Recovery

   In the second quarter of 2000, PXP received a $4.5 million insurance recovery related to a $5.9 million loss recorded in the third quarter of 1999, which resulted from the Company's decision to reimburse two mutual fund investment portfolios which had inadvertently sustained losses.

9. Gain on Sale

   On March 3, 2000, PXP sold 188,260 shares of National-Oilwell, Inc. (NOI) common stock, included in marketable securities at December 31, 1999, for $251/2 per share, realizing a gain of $4.8 million. On March 2, 2000, DPI Oil Service, LP (DPI), an affiliated limited partnership in which PXP holds an interest, sold a portion of its shares of NOI. The Company's proportionate share of the proceeds from the sale was $1.1 million, resulting in a total first quarter gain to PXP of $5.9 million relating to the sale of NOI shares. (See Note 11).

   On March 13, 2000, DPI distributed its remaining shares of NOI. As a result of this distribution, PXP received 354,134 shares of NOI common stock.

   On June 16, 2000, PXP sold an additional 100,000 shares of NOI for $30.05 per share, realizing a gain of $3.0 million in the second quarter. As of June 30, 2000 the Company's remaining shares of NOI totaled 254,134, which are included in marketable securities.

10.Earnings Per Share

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

   The following tables reconcile the Company's basic earnings per share to diluted earnings per share:

                                                                Per-Share
                                         Income       Shares      Amount
                                         ------       ------    ---------
                                             (in thousands)

    For the Three Months Ended June 30, 2000

    Basic EPS
    Income available to common
      stockholders                      $ 12,778      44,212      $  .29
                                                                  ======

    Effect of Dilutive Securities

    Stock options                                        586
    6% convertible debentures               674        9,485
                                        -------       ------

    Diluted EPS
    Income available to common
      stockholders and assumed
      conversions                       $ 13,452      54,283      $  .25
                                        ========      ======      ======


    For the Six Months Ended June 30, 2000

    Basic EPS
    Income available to common
      stockholders                      $ 25,981      44,176      $  .59
                                                                  ======

    Effect of Dilutive Securities

    Stock options                                        324
    6% convertible debentures             1,348        9,485
                                        -------       ------

    Diluted EPS
    Income available to common
      stockholders and assumed
      conversions                       $ 27,329      53,985      $  .51
                                        ========      ======      ======

                                                                Per-Share
                                         Income      Shares       Amount
                                         ------      ------     ---------
                                           (in thousands)

    For the Three Months Ended June 30, 1999

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
                                        ========      ======      ======

11.Subsequent Events

   On July 24, 2000, the Board of Directors of PXP received an offer from the Company's majority stockholder, Phoenix Home Life Mutual Insurance Company (PHL) to purchase all of the outstanding shares of PXP not already owned by PHL for a cash price of $12.50 per share. This offer is being reviewed by a committee of independent directors of the Company's Board of Directors.

   On August 7, 2000, PXP sold an additional 100,000 shares of NOI common stock at an average price of $36.72 per share.

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

The following table summarizes operating revenues, income before income taxes, and assets under management by line of business as of, and for the six months ended, June 30, 2000 and 1999:

                                        Income Before      Assets Under
                       Revenues         Income Taxes        Management
                   ----------------   ----------------    --------------
                    2000      1999     2000      1999     2000     1999
                    ----      ----     ----      ----     ----     ----
                    (in thousands)     (in thousands)      (in millions)

Retail            $105,353  $ 86,080  $32,340   $17,956  $29,031   $25,351
Institutional       58,598    48,834    7,532     6,183   31,801    34,143
All other  *         1,050     1,050    8,648      (196)
                  --------  --------  -------   -------  -------   -------
Total             $165,001  $135,964  $48,520   $23,943  $60,832   $59,494
                  ========  ========  =======   =======  =======   =======

* - "All other" represents corporate office revenue and expenses, which are not attributed directly to either line of business.

RESULTS OF OPERATIONS

Assets Under Management
-----------------------

At June 30, 2000, PXP had $60.8 billion of assets under management, a decrease of $3.8 billion from December 31, 1999, and an increase of $1.3 billion from June 30, 1999. The decrease from December 31, 1999 is the result of a reduction of $3.3 billion from the sale of Duff & Phelp's Investment Management Co.'s
(DPIM) Cleveland operations in June 2000, as well as net asset outflows of $1.3 billion, offset by $.8 billion of positive performance. The increase from June 30, 1999 is principally the result of $5.8 billion of positive investment performance, offset, in part, by $3.3 billion from the sale of DPIM's Cleveland operations, as well as net asset outflows of $.9 billion. Since the revenues of the Company are substantially earned based upon assets under management, this information is important to an understanding of the business.

                                   June 30,  March 31,  December 31, June 30,
                                     2000      2000        1999        1999
                                   -------    --------   --------    --------
                                                 (in millions)

Retail:

 Open-end Mutual Funds            $ 17,561    $ 18,524   $ 18,073    $ 16,765
 Managed Accounts  *                11,470      11,472     10,370       8,586
                                  --------    --------   --------    --------
                                    29,031      29,996     28,443      25,351
                                  --------    --------   --------    --------

Institutional:

 Institutional Accounts **          15,933      20,215     20,514      19,030

 Structured Finance Products ***     1,673       1,282      1,276         674

 Closed-end Funds                    4,545       4,607      4,596       4,943
 PHL General Account
  Other PHL Related                  9,650       9,929      9,772       9,496
                                  --------    --------   --------    --------
                                    31,801      36,033     36,158      34,143
                                  --------    --------   --------    --------

                                  $ 60,832    $ 66,029   $ 64,601    $ 59,494
                                  ========    ========   ========    ========


* Managed Accounts represent broker-dealer sponsored and distributed wrap fee programs and individually managed account investment services, both of which are offered to high net-worth individuals.

** Institutional  Accounts  include 100% of the assets managed by Seneca Capital
   Management.

***Structured Finance Products consist of debt and equity securities backed by an actively managed portfolio of equity or fixed income securities.

Three Months Ended June 30, 2000 Compared with Three Months Ended June 30, 1999
-------------------------------------------------------------------------------
- Historical
------------

Revenues for the three months ended June 30, 2000 of $82.9 million increased $10.2 million (14%) from $72.6 million for the same period in 1999. Revenues for the retail and institutional lines of business increased $6.6 million and $3.6 million, respectively.

Investment management fees of $72.3 million for the three months ended June 30, 2000 increased $9.3 million (15%) as compared to $63.1 million for the same period in 1999. Management fees earned by the retail and institutional lines of business increased $5.9 million and $3.4 million, respectively, due to increases of $4.3 billion and $2.4 billion, respectively, in average assets under management. The overall increase in average assets managed since June 30, 1999 in each line of business is primarily due to investment performance. In addition, the retail line of business experienced asset inflows for managed accounts of $1.6 billion since June 30, 1999, offset by net outflows of $1.4 billion from other retail products. The institutional line of business experienced $3.6 billion of asset outflows offset by net asset inflows of $1.6 billion from Seneca and $1.0 billion from structured finance products.

Mutual funds - ancillary fees, a component of the retail line of business, of $9.1 million for the three months ended June 30, 2000, increased $.8 million (10%) as compared to $8.2 million for the same period in 1999. Net distributor fees and administrative fees increased $.5 million and $.1 million, respectively, as a result of an increase in average assets managed, principally in the Phoenix-Engemann Funds. Fund accounting fees earned on open-end mutual funds and Phoenix Home Life Mutual Insurance Company (PHL) sponsored variable products increased $.2 million primarily as a result of an increase in average assets under management. Effective July 1, 2000, the the Trustees of the Phoenix-Engemann Funds voted to replace the administrative fee with a structure by which those funds will reimburse PXP for the separate charges that were previously covered by the administrative fee (e.g. transfer agent, fund accounting, printing, etc.).

Other income and fees of $1.4 million for the three months ended June 30, 2000 increased $.1 million (8%) as compared to $1.3 million for the same period in 1999 due to a $.4 million increase in commission income offset, in part, by a $.2 million decrease in the net fees earned administering the Zweig closed-end funds.

Operating expenses for the three months ended June 30, 2000 of $59.8 million increased $4.6 million (8%) from $55.2 million for the same period in 1999, of which $1.9 million and $2.7 million related to the retail and institutional lines of business, respectively.

Employment expenses of $30.9 million for the three months ended June 30, 2000 increased $1.8 million (6%) as compared to $29.1 million for the same period in 1999. Incentive compensation increased by $3.4 million, of which $3.1 million is from certain subsidiaries that, in accordance with their respective operating agreements, receive increased compensation directly related to increases in their revenues or earnings. Savings resulting from the closing of the equity department in Hartford in April 1999 decreased employment expenses by $2.1 million in the second quarter of 2000. Profit sharing expense decreased by $.3 million. An increase in base compensation expense, primarily as a result of annual salary adjustments, was offset, in part, by certain other employment expense reductions.

Other operating expenses of $19.8 million for the three months ended June 30, 2000 increased $3.1 million (19%) as compared to $16.7 million for the same period in 1999. Rent expense increased $1.0 million due to a one-time charge related to a DPIM sublease transaction. Professional fees increased $.3 million, as a result of various legal matters. Expenses related to open-end mutual funds, for which PXP is reimbursed through administrative and fund accounting fees, increased $.2 million. An increase in outside services of $.5 million, primarily the result of increased use of consultants for various Company initiatives, was offset by decreases in computer services, primarily resulting from the completion of the Company's Year 2000 project and a decreased reliance on PHL's mainframe systems. Various other individually less significant year over year variances increased other operating expenses by $1.6 million.

Depreciation and amortization of leasehold improvements was $.9 million for both of the three month periods ended June 30, 2000 and 1999.

Amortization of goodwill and intangible assets was $8.0 million for both of the three month periods ended June 30, 2000 and 1999.

Amortization of deferred commissions, a component of the retail line of business, of $.2 million for the three months ended June 30, 2000 decreased $.3 million (61%) as compared to $.4 million for the same period in 1999 as a result of a decrease in Roger Engemann & Associates (REA) deferred commissions asset established prior to February 1, 1998, which continues to be amortized.

Operating income of $23.1 million for the three months ended June 30, 2000 increased $5.6 million (32%) as compared to $17.4 million for the same period in 1999 as a result of the changes discussed above.

Equity in earnings of unconsolidated affiliates of $.2 million for the three months ended June 30, 2000 decreased $.1 million (43%) as compared to $.3 million for the same period in 1999 due to a net decrease in equity earnings from certain PXP limited partnership investments.

Nonrecurring items of $4.5 million related to an insurance recovery resulting from the Company's decision to reimburse $5.9 million to two mutual fund investment portfolios, which had inadvertently sustained losses in the third quarter of 1999. The sale of DPIM's Cleveland operations had no effect on pre-tax earnings in the second quarter of 2000.

Gain on sale of $3.0 million is the result of the sale of 100,000 shares of National-Oilwell, Inc. (NOI) common stock, which were distributed to PXP in March 2000 from a joint venture investment.

Other income - net of $.4 million for the three months ended June 30, 2000 decreased $.3 million (44%) as compared to $.7 million for the same period in 1999, due to various insignificant year over year decreases.

Interest expense - net of $4.2 million for the three months ended June 30, 2000 decreased $.2 million (3%) as compared to $4.4 million for the same period in 1999. A $25 million decrease in the outstanding balance on the credit facilities offset, in part, by an increase in the average interest rate charged on those borrowings, decreased interest expense by $.3 million. The repayment of an interest-bearing promissory note in 1999, decreased interest income by $.2 million.

Income to minority interest of $1.5 million and $.8 million for the three months ended June 30, 2000 and 1999, respectively, represents the minority shareholders' interest in the equity earnings of Seneca, which is fully consolidated in the Company's financial statements.

Net income for the three months ended June 30, 2000 of $12.8 million reflects an increase of $5.4 million (73%) from $7.4 million for the second quarter of 1999, resulting from the changes discussed above. The effective tax rate of 49.6% for the three months ended June 30, 2000 increased 5.7% from 43.9% for the three months ended June 30, 1999. This increase is primarily the result of the sale of DPIM's Cleveland operations in June 2000, for which there was a $3.4 million tax expense resulting from related goodwill included in the basis of the disposed operations. A tax liability, related to a portfolio-loss reimbursement recorded in the third quarter of 1999, was released as a result of a related insurance recovery in June 2000, which decreased the effective tax rate for the three months ended June 30, 2000.

Six Months  Ended June 30, 2000  Compared  with Six Months Ended June 30, 1999 -
--------------------------------------------------------------------------------
Historical
----------

Revenues  for the six  months  ended  June 30,  2000 of  $165.0  million,  which includes $13.7 million for Zweig, increased $29.0 million (21%) from $136.0 million for the same period in 1999, which includes $12.0 million for Zweig. Revenues for the retail and institutional lines of business increased $19.3 million and $9.8 million, respectively.

Investment management fees of $143.1 million for the six months ended June 30, 2000, which includes $11.7 million for Zweig, increased $25.0 million (21%) as compared to $118.1 million for the same period in 1999, which includes $10.3 million for Zweig. Excluding Zweig, management fees earned by the retail and institutional lines of business increased $15.9 million and $7.7 million, respectively, due to increases of $5.2 billion and $2.5 billion, respectively, in average assets under management. The overall increase in average assets managed since June 30, 1999 in each line of business is primarily due to investment performance. In addition, the retail line of business experienced asset inflows for managed accounts of $1.6 billion since June 30, 1999, offset by net outflows of $1.4 billion from other retail products. The institutional line of business experienced $3.6 billion of asset outflows offset by net asset inflows of $1.6 billion from Seneca and $1.0 billion from structured finance products.

Mutual funds - ancillary fees, a component of the retail line of business, of $18.6 million for the six months ended June 30, 2000, which includes $1.1 million for Zweig, increased $3.1 million (20%) as compared to $15.5 million for the same period in 1999, which includes $.6 million for Zweig. Administrative fees increased $.6 million as a result of an increase in average assets managed offset, in part, by a reduction in the fee rate. Net distributor fees increased $1.1 million as a result of an increase in average assets managed, principally in the Phoenix-Engemann Funds. Fund accounting fees earned on open-end mutual funds and PHL sponsored variable products increased $.4 million primarily as a result of an increase in average assets under management. Shareholder service agent fees increased $.2 million primarily as a result of an approved change in the fee structure, which took effect in April 1999. Effective July 1, 2000, the the Trustees of the Phoenix-Engemann Funds voted to replace the administrative fee with a structure by which those funds will reimburse PXP for the separate charges that were previously covered by the administrative fee (e.g. transfer agent, fund accounting, printing, etc.).

Other income and fees of $3.3 million for the six months ended June 30, 2000, which includes $.9 million for Zweig, increased $.9 million (36%) as compared to $2.4 million for the same period in 1999, which includes $1.1 million for Zweig, primarily due to an increase in commission income.

Operating expenses for the six months ended June 30, 2000 of $119.3 million, which includes $10.5 million for Zweig, increased $15.2 million (15%) from $104.2 million for the same period in 1999, which includes $10.4 million for Zweig. Operating expenses for the retail and institutional lines of business increased $8.1 million and $6.2 million, respectively.

Employment expenses of $63.7 million for the six months ended June 30, 2000, which includes $1.7 million for Zweig, increased $7.9 million (14%) as compared to $55.8 million for the same period in 1999, which includes $3.7 million for Zweig. Incentive compensation increased by $8.6 million, of which $6.5 million is from certain subsidiaries that, in accordance with their operating agreements, receive increased compensation directly related to increases in their revenues or earnings. Other sales based incentive compensation increased $1.5 million. Profit sharing expense increased employment expense by $.6 million. Amortization of unearned compensation, related to the issuance of restricted stock grants, increased employment expense by $.6 million. Savings resulting from the closing of the equity department in Hartford in April 1999 decreased employment expenses by $3.0 million for the six months ended June 30, 2000. An increase in base compensation expense, primarily as a result of annual salary adjustments, was offset, in part, by certain other employment expense reductions.

Other operating expenses of $37.4 million for the six months ended June 30, 2000, which includes $3.6 million for Zweig, increased $6.1 million (20%) as compared to $31.2 million for the same period in 1999, which includes $3.2 million for Zweig. Rent expense increased $1.0 million due to a one-time charge related to a DPIM sublease transaction. Commissions and finders fees increased $.5 million due to increased sales. Professional fees increased $.5 million, as a result of various legal matters. Expenses related to open-end mutual funds, for which PXP is reimbursed through administrative and fund accounting fees, increased $.8 million. An increase in outside services of $.7 million, a result of the increased use of consultants for various Company initiatives, was offset by decreases in computer services, primarily resulting from the completion of the Company's Year 2000 project and a decreased reliance on PHL's mainframe systems. Various other less significant year over year variances increased other operating expenses by $2.9 million.

Depreciation and amortization of leasehold improvements of $2.0 million for the six months ended June 30, 2000, which includes $.4 million for Zweig, remained relatively constant from $1.8 million for the same period in 1999, which includes $.3 million for Zweig.

Amortization of goodwill and intangible assets of $15.9 million for the six months ended June 30, 2000 increased $1.6 million (11%) as compared to $14.3 million for the same period in 1999 as a result of the Zweig purchase, which was completed on March 1, 1999.

Amortization of deferred commissions, a component of the retail line of business, of $.4 million for the six months ended June 30, 2000 decreased $.6 million (61%) as compared to $1.0 million for the same period in 1999 as a result of a decrease in REA's deferred commissions asset established prior to February 1, 1998, which continues to be amortized.

Operating income of $45.7 million for the six months ended June 30, 2000 increased $13.9 million (44%) as compared to $31.8 million for the same period in 1999 as a result of the changes discussed above.

Equity in earnings of unconsolidated affiliates of $.1 million for the six months ended June 30, 2000 decreased $.3 million (75%) as compared to $.5 million for the same period in 1999 primarily due to a net decrease in equity earnings from certain PXP limited partnership investments.

Nonrecurring items of $4.5 million related entirely to an insurance recovery related to the Company's decision to reimburse $5.9 million to two mutual fund investment portfolios, which had inadvertently sustained losses in the third quarter of 1999.

Gain on sale of $8.9 million is the result of the sale of National-Oilwell, Inc.
(NOI) common stock either directly or through an entity in which PXP has a partnership interest.

Other income - net of $.8 million for the six months ended June 30, 2000 increased $.1 million (19%) as compared to $.7 million for the same period in 1999.

Interest expense - net of $8.7 million for the six months ended June 30, 2000 increased $1.3 million (17%) as compared to $7.4 million for the same period in 1999 of which $.8 million is due to additional interest charges resulting from the financing of the Zweig acquisition offset, in part, by a $65 million reduction in principal since June 30, 1999. The repayment of an interest-bearing promissory note in 1999, decreased interest income by $.5 million.

Income to minority interest of $2.8 million and $1.6 million for the six months ended June 30, 2000 and 1999, respectively, represents the minority shareholders' interest in the equity earnings of Seneca, which is fully consolidated in the Company's financial statements.

Net income for the six months ended June 30, 2000 of $26.0 million reflects an increase of $12.6 million (94%) from $13.4 million for the second quarter of 1999, resulting primarily from the changes discussed above. The effective tax rate of 46.5% for the six months ended June 30, 2000 increased 2.5% from 44.0% for the three months ended June 30, 1999. This increase is primarily the result of the sale of DPIM's Cleveland operations in June 2000, for which there was a $3.4 million tax expense resulting from related goodwill included in the basis of the disposed operations. A tax liability, related to a portfolio-loss reimbursement recorded in the third quarter of 1999, was released as a result of a related insurance recovery in June 2000, which decreased the effective tax rate for the six months ended June 30, 2000.

Six Months  Ended June 30, 2000  Compared  with Six Months Ended June 30, 1999 -
--------------------------------------------------------------------------------
Pro Forma (see Note 3)
----------------------

Except for the items noted below, the variances for the six months ended June 30, 2000 compared to the same pro forma period in 1999 are substantially the same as historical.

Investment management fees of $143.1 million for the six months ended June 30, 2000 increased $19.5 million (16%) from $123.6 million for the same pro forma period in 1999. In addition to the historical variances noted above, Zweig investment management fees decreased $4.1 million of due to a $.7 billion decrease in average assets under management resulting from the net effect of asset outflows and performance.

Net income of $26.0 million for the six months ended June 30, 2000 increased $12.6 million (94%) as compared to $13.4 million for the same pro forma period in 1999, resulting from the changes discussed above. The effective tax rate increased to 46.5% for the six months ended June 30, 2000 from 44.0% for the same pro forma period in 1999, resulting entirely from the historical variances noted above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business is not considered to be capital intensive. Working capital requirements for the Company have historically been provided by operating cash flow. It is expected that such cash flows will continue to serve as the principal source of working capital for the Company for the near future.

The Company's current capital structure, as of July 31, 2000, includes 44.9 million shares of common stock outstanding and $75.0 million of 6% Convertible Subordinated Debentures with a principal value of $25.00 per debenture. The current dividend rate on common stock is $.08 per share per quarter. If the dividend rate remains constant for 2000, the total annual dividend on common stock would be $14.4 million based upon shares outstanding at July 31, 2000. The total annual interest expense on the debentures based upon debentures outstanding at July 31, 2000, at an interest rate of 6%, would be $4.5 million.

The Company has two five-year credit facilities, totaling $375 million, with no required principal repayments prior to maturity ($200 million matures in August 2002 and $175 million matures in March 2004). The outstanding obligations under the credit facilities at June 30, 2000 were $210 million with an average interest rate of approximately 6.7%. The credit agreements contain financial and operating covenants including, among other provisions, requirements that the Company maintain certain financial ratios and satisfy certain financial tests, restrictions on the ability to incur indebtedness, and limitations on the amount of the Company's capital expenditures. At June 30, 2000, the Company was in compliance with all covenants contained in the credit agreements. The Company believes that funds from operations and amounts available under the credit facility will provide adequate liquidity for the foreseeable future.

The Company is obligated to pay REA an additional purchase price, based upon growth in REA management fee revenues, to be paid out on the third, fourth and fifth anniversaries of the transaction and could be a total of $50 million, if paid in 2000, or up to a maximum of $66 million, if paid thereafter. These payments will be funded principally through the use of the credit facilities.

The Company has commitments, expiring September 30, 2000, with unrelated third parties whereby the third parties fund commissions paid by the Company upon the sale of Class B share mutual funds. Management expects to enter into similar financing effective after October 1, 2000. However, if the Company is not successful in securing refinancing, it will be necessary to fund these commissions using operating cashflows.

The Company has secured two letters of credit, totaling $4.2 million with the Bank of Montreal in June 2000, which will expire on September 30, 2000. PHL has guaranteed these lines of credit for which PXP will pay an annual guarantee fee.

Management considers the liquidity of the Company to be adequate to meet present and anticipated needs.

MARKET RISK

The Company is exposed to the impact of interest rate changes and changes in the market value of its investments and assets managed. The Company does not have any derivative investments and has no exposure to foreign currency fluctuations.

The Company's exposure to changes in interest rates is limited to borrowings under two five-year credit agreements, which have variable interest rates. The average interest rate on the credit agreements in the first half of 2000 and for all of 1999 was approximately 6.75% and 6.0%, respectively. In addition, the Company has Convertible Subordinated Debentures bearing interest at 6%. At June 30, 2000, the Company estimated that the fair value of the Convertible Subordinated Debentures approximated market value.

The Company invests excess cash in marketable securities, which consist of mutual fund investments, of which the Company is the advisor, publicly traded securities, and U.S. Government obligations. The fair value of these investments approximated market value at June 30, 2000.

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

         The arbitration between PXP and its former president, as described in the Company's 1999 Annual Report on Form 10-K, has been tentatively scheduled for a hearing on November 27, 2000.

         On July 25, 2000, five separate class action lawsuits were filed in the Delaware Chancery Court against PXP, Phoenix Home Life Mutual Insurance Company (PHL) and each of the Directors of PXP, seeking to enjoin the consummation of the proposed acquisition by PHL of the outstanding common stock of PXP not already owned by PHL.

 Item 4. Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of Stockholders of the registrant was held May 11, 2000 for the election of directors.

     (b) The following persons were re-elected Directors of the registrant and each continued to hold office after the meeting.

         John T. Anderson               Philip R. McLoughlin
         Glen D. Churchill              James M. Oates
         Robert W. Fiondella            Donna F. Tuttle
         Michael E. Haylon              Ferdinand L.J. Verdonck
         Marilyn E. LaMarche            David A. Williams


     (c) One matter was voted upon:

         The results of the election of directors are as follows:

         Candidate:                 For:    Against/Withheld:  Abstain/Non-vote:

         John T. Anderson        40,817,154         0               171,326
         Glen D. Churchill       40,837,764         0               150,716
         Robert W. Fiondella     40,838,687         0               149,793
         Michael E. Haylon       40,837,898         0               150,582
         Marilyn E. LaMarche     40,838,153         0               150,327
         Philip R. McLoughlin    40,797,618         0               190,862
         James M. Oates          40,818,708         0               169,772
         Donna F. Tuttle         40,838,477         0               150,003
         Ferdinand L.J. Verdonck 40,838,698         0               149,782
         David A. Williams       40,838,367         0               150,113

 Item 6. Exhibits and Reports on Form 8-K

         No items submitted.




                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Phoenix Investment Partners, Ltd.



August 14, 2000                     /s/ Philip R. McLoughlin
                                    ----------------------------------
                                    Philip R. McLoughlin, Chairman and
                                    Chief Executive Officer


August 14, 2000                     /s/ William R. Moyer
                                    -----------------------------------------
                                    William R. Moyer, Chief Financial Officer