Form 10-Q
period 2000-09-30
PHOENIX INVESTMENT PARTNERS LTD/CT
filed 2000-11-14
CIK 883237

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


                For the quarterly period ended September 30, 2000

                        PHOENIX INVESTMENT PARTNERS, LTD.

              DELAWARE                                 95-4191764
      (State of Incorporation)            (I.R.S. Employer Identification No.)


56 Prospect St., Hartford, Connecticut 06115-0480       (860) 403-5000
(Address of principal executive offices)         (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

On October 31, 2000, the registrant had 45,894,419 shares of $.01 par value common stock outstanding.

               PHOENIX INVESTMENT PARTNERS, LTD. AND SUBSIDIARIES

                        Quarter Ended September 30, 2000

                                      Index

PART I -   FINANCIAL INFORMATION:

                                                                       Page

  Item 1.  Consolidated Financial Statements:

           Consolidated Condensed Statements of Financial Condition.    3
              September 30, 2000 and December 31, 1999

           Consolidated Statements of Income........................    4
              Three Months Ended September 30, 2000 and
              Three Months Ended September 30, 1999

           Consolidated Statements of Income........................    5
              Nine Months Ended September 30, 2000 and
              Nine Months Ended September 30, 1999

           Consolidated Condensed Statements of Cash Flows .........    6
              Nine Months Ended September 30, 2000 and
              Nine Months Ended September 30, 1999

           Notes to Consolidated Financial Statements...............    7


  Item 2.  Management's Discussion and Analysis of:

           Results of Operations and Financial Condition............   14

           Liquidity and Capital Resources..........................   20

           Market Risk..............................................   21

           Cautionary Statement under Section 21E of the Securities
              Exchange Act of 1934..................................   21


PART II -  OTHER INFORMATION:

  Item 1.  Legal Proceedings........................................   22

  Item 4.  Submission of Matters to a Vote of Security Holders......   22

  Item 6.  Exhibits and Reports on Form 8-K.........................   22

  Signatures........................................................   23

PART  I. Financial Information
 Item 1. Consolidated Financial Statements

               Phoenix Investment Partners, Ltd. and Subsidiaries
            Consolidated Condensed Statements of Financial Condition

                                 (in thousands)

                                                        (Unaudited)
                                                      September 30, December 31,
                                                            2000        1999

Assets

Current Assets

 Cash and cash equivalents                               $  43,559    $ 42,203
 Marketable securities, at market                           10,152       7,941
 Accounts receivable                                        49,429      45,658
 Prepaid expenses and other current assets                   3,352       3,487
                                                         ---------    --------
   Total current assets                                    106,492      99,289

 Deferred commissions                                          688       1,219
 Furniture, equipment and leasehold improvements, net       12,967      12,475
 Goodwill and intangible assets, net                       574,789     556,534
 Long-term investments and other assets                     16,637      12,169
                                                         ---------    --------
   Total assets                                          $ 711,573    $681,686
                                                         =========    ========

Liabilities and Stockholders' Equity

Current Liabilities

 Accounts payable and other accrued liabilities          $  47,161    $ 45,987
 Payables to related parties                                 3,024       4,749
 Broker-dealer payable                                      10,494      13,197
 Current portion of long-term debt                             225         964
                                                         ---------    --------
   Total current liabilities                                60,904      64,897

Deferred taxes, net                                         39,811      45,656
Long-term debt, net of current portion                         225         754
Convertible subordinated debentures                         70,021      76,364
Credit facilities                                          245,000     235,000
Lease obligations and other long-term liabilities            4,783       3,759
                                                         ---------    --------
   Total liabilities                                       420,744     426,430
                                                         ---------    --------

Minority Interest                                            2,407       4,255
                                                         ---------    --------

Stockholders' Equity

Common stock, $.01 par value, 100,000,000 shares
 authorized, 47,852,783 and 45,760,201 shares issued,
 and 45,824,865 and 43,760,201 shares outstanding              479         458
Additional paid-in capital                                 216,822     200,410
Retained earnings                                           84,689      60,737
Unrealized gains on securities available-for-sale            2,842       5,143
Unearned compensation on restricted stock                   (2,021)     (1,029)
Treasury stock, at cost, 2,027,918 and 2,000,000 shares    (14,389)    (14,718)
                                                         ---------    --------
   Total stockholders' equity                              288,422     251,001
                                                         ---------    --------
   Total liabilities and stockholders' equity            $ 711,573    $681,686
                                                         =========    ========



        The accompanying notes are an integral part of these statements.

               Phoenix Investment Partners, Ltd. and Subsidiaries
                        Consolidated Statements of Income
                      (in thousands, except per share data)

                                                              (Unaudited)
                                                           Three Months Ended
                                                              September 30,
                                                            2000        1999
Revenues

Investment management fees                               $  71,079    $ 64,168
Mutual funds - ancillary fees                                7,649       7,814
Other income and fees                                        1,947       1,384
                                                         ---------    --------
   Total revenues                                           80,675      73,366
                                                         ---------    --------

Operating Expenses

Employment expenses                                         35,641      29,395
Other operating expenses                                    19,073      17,377
Depreciation and amortization of
  leasehold improvements                                       959       1,031
Amortization of goodwill and intangible assets               7,763       7,992
Amortization of deferred commissions                           134         339
                                                         ---------    --------
   Total operating expenses                                 63,570      56,134
                                                         ---------    --------

Operating Income                                            17,105      17,232
                                                         ---------    --------

Equity in Earnings of Unconsolidated Affiliates                245         359
                                                         ---------    --------

Nonrecurring Items                                          (2,700)     (5,900)
                                                         ---------    --------

Gain on Sale                                                 3,672
                                                         ---------    --------

Other Income (Expense) - Net                                   622        (120)
                                                         ---------    --------

Interest (Expense) Income - Net

Interest expense                                            (4,865)     (5,090)
Interest income                                                653         955
                                                         ---------    --------
   Total interest expense - net                             (4,212)     (4,135)
                                                         ---------    --------

Income to Minority Interest                                 (1,315)       (948)
                                                         ---------    --------

Income Before Income Taxes                                  13,417       6,488
Provision for income taxes                                   4,894       2,712
                                                         ---------    --------
Net Income                                               $   8,523    $  3,776
                                                         =========    ========


Weighted average shares outstanding
   Basic                                                    44,884      43,929
   Diluted                                                  55,793      54,031

Earnings per share
   Basic                                                 $     .19    $    .09
   Diluted                                               $     .16    $    .08




        The accompanying notes are an integral part of these statements.

               Phoenix Investment Partners, Ltd. and Subsidiaries
                        Consolidated Statements of Income
                      (in thousands, except per share data)

                                                              (Unaudited)
                                                           Nine Months Ended
                                                              September 30,
                                                            2000        1999
Revenues

Investment management fees                               $ 214,212    $182,258
Mutual funds - ancillary fees                               26,260      23,300
Other income and fees                                        5,204       3,772
                                                         ---------    --------
   Total revenues                                          245,676     209,330
                                                         ---------    --------

Operating Expenses

Employment expenses                                         99,296      85,167
Other operating expenses                                    56,444      48,601
Depreciation and amortization of
  leasehold improvements                                     2,970       2,875
Amortization of goodwill and intangible assets              23,636      22,297
Amortization of deferred commissions                           531       1,348
                                                         ---------    --------
   Total operating expenses                                182,877     160,288
                                                         ---------    --------

Operating Income                                            62,799      49,042
                                                         ---------    --------

Equity in Earnings of Unconsolidated Affiliates                362         825
                                                         ---------    --------

Nonrecurring Items                                           1,800      (5,900)
                                                         ---------    --------

Gain on Sale                                                12,544
                                                         ---------    --------

Other Income - Net                                           1,452         578
                                                         ---------    --------

Interest (Expense) Income - Net

Interest expense                                           (14,631)    (13,995)
Interest income                                              1,702       2,415
                                                         ---------    --------
   Total interest expense - net                            (12,929)    (11,580)
                                                         ---------    --------

Income to Minority Interest                                 (4,091)     (2,534)
                                                         ---------    --------

Income Before Income Taxes                                  61,937      30,431
Provision for income taxes                                  27,433      13,237
                                                         ---------    --------
Net Income                                               $  34,504    $ 17,194
                                                         =========    ========


Weighted average shares outstanding
   Basic                                                    44,476      43,810
   Diluted                                                  54,335      53,873

Earnings per share
   Basic                                                 $     .78         .39
   Diluted                                               $     .67         .36




        The accompanying notes are an integral part of these statements.

               Phoenix Investment Partners, Ltd. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                 (in thousands)

                                                              (Unaudited)
                                                           Nine Months Ended
`                                                            September 30,
                                                            2000        1999

Cash Flows from Operating Activities:

  Net income                                             $ 34,504     $ 17,194
   Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization of
      leasehold improvements                                2,970        2,875
    Amortization of goodwill and intangible assets         23,636       22,297
    Amortization of deferred commissions                      531        1,348
    Income to minority interest                             4,091        2,534
    Compensation recognized under employee
      benefit plans                                         1,998        1,265
    Gain on sale                                          (12,544)
    Nonrecurring items                                      2,700        5,900
    Equity in earnings of unconsolidated
      affiliates, net of dividends                           (318)        (633)
    Changes in other operating assets                      (3,228)      (1,647)
    Changes in other operating liabilities                 (6,603)      (3,257)
                                                         --------     --------
   Net cash provided by operating activities               47,737       47,876
                                                         --------     --------

Cash Flows from Investing Activities:

  Purchase of subsidiaries, net of cash acquired          (59,191)    (138,551)
  Proceeds from sale of National-Oilwell, Inc.
    common stock                                           12,544
  Proceeds from sale of Cleveland operations                4,985
  Capital expenditures, net                                (3,737)      (4,375)
  (Purchase) sale of marketable securities, net              (333)      10,804
  Purchase of long-term investments                          (736)        (569)
  Proceeds from long-term investments                                      489
                                                         --------     --------
   Net cash used in investing activities                  (46,468)    (132,202)
                                                         --------     --------

Cash Flows from Financing Activities:

  Proceeds from borrowings, net                             8,733      109,358
  Dividends paid                                          (10,552)      (7,869)
  Distributions to minority interest                       (3,627)      (1,978)
  Stock repurchases                                          (284)      (2,723)
  Proceeds from issuance of stock                           5,817        2,362
  Other financing activities                                              (174)
                                                         ---------    --------
   Net cash provided by financing activities                   87       98,976
                                                         --------     --------

Net increase in cash and cash equivalents                   1,356       14,650
Cash and cash equivalents, beginning of period             42,203       29,298
                                                         --------     --------

   Cash and Cash Equivalents, End of Period              $ 43,559     $ 43,948
                                                         ========     ========


Supplemental Cash Flow Information:
   Interest paid                                         $ 13,669      $13,549
   Income taxes paid                                     $ 41,778      $27,347




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

2. Pending Merger

   On September 10, 2000, PXP entered into an agreement and plan of merger with its majority stockholder PM Holdings, Inc. and its parent Phoenix Home Life Mutual Insurance Company (PHL). Pursuant to the agreement, PM Holdings, Inc. will acquire the remaining outstanding shares of PXP not already owned by PM Holdings, Inc. for $15.75 per share, subject to approval by PXP shareholders. As of September 30, 2000 PHL held a 58% interest in PXP.

3. Acquisition Related Activity

   In September 2000, PXP, in accordance with the original terms of Roger Engemann & Associates, Inc.'s (REA) Purchase and Sale Agreement, paid REA an additional purchase price of $50 million, based upon growth in REA's management fee revenues. This additional purchase price was financed through borrowings from an existing credit facility and is included as a component of goodwill and intangible assets in the Consolidated Condensed Statements of Financial Condition.

   On March 1, 1999, PXP acquired the retail mutual fund and closed-end fund businesses of the New York City-based Zweig Fund Group (Zweig) for consideration of approximately $135 million. The agreement provides for an additional payout dependent upon revenue growth of the purchased businesses through December 31, 2001.

   The purchase price for Zweig represents the consideration paid and the direct costs incurred by PXP related to the purchase. The excess of purchase price over the fair value of acquired net tangible assets of Zweig totaled $136.4 million. Of this excess purchase price, $77.2 million has been allocated to intangible assets, primarily associated with investment management contracts, which are being amortized over their estimated useful lives using the straight-line method. The average estimated useful life of the intangible assets is approximately 12 years. The remaining excess purchase price of $59.1 million has been classified as goodwill and is being amortized over 40 years using the straight-line method. Related amortization of $7.1 million and $5.7 million has been expensed for the year to date periods ended September 30, 2000 and 1999, respectively.

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
                                                     ========

4. Pro Forma Results

   The Company's financial results for 2000 include the operations of Zweig, while the first nine months of 1999 exclude the operations of Zweig for the period from January 1, 1999 through February 28, 1999. Management believes that, for comparative purposes, the most meaningful financial presentation for 1999 is on a pro forma basis.

   The following financial information for the nine months ended September 30, 2000 reflects actual results. The pro forma financial information for the nine months ended September 30, 1999 is derived from the historical financial statements of PXP and Zweig, and gives effect to the acquisition of Zweig by PXP assuming the acquisition was effected on January 1, 1999. The pro forma financial information does not necessarily reflect the actual results that would have been obtained had the acquisition taken effect on the aforementioned assumed date.

                                                          Nine Months Ended
                                                            September 30,
                                                          2000        1999
                                                         Actual   Pro Forma
                                                            (in thousands,
                                                        except per share data)

    Revenues                                            $245,676   $216,014
                                                        --------   --------
    Employment expenses                                   99,296     87,631
    Other operating expenses                              59,945     54,135
    Amortization of goodwill and
      intangible assets                                   23,636     23,901
                                                         -------    -------
    Operating income                                      62,799     50,347
    Other income (expense) - net                          16,158     (4,497)
    Interest expense - net                               (12,929)   (12,864)
    Income to minority interest                           (4,091)    (2,534)
                                                         -------    -------
    Income before income taxes                            61,937     30,452
    Provision for income taxes                            27,433     13,246
                                                         -------    -------
    Net income                                           $34,504    $17,206
                                                         =======    =======

    Earnings per share

      Basic                                              $   .78    $   .39
      Diluted                                            $   .67    $   .36

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

   The following tables summarize pertinent financial information relative to the Company's operations for the nine month periods ended September 30, 2000 and 1999:

      September 30, 2000                           Insti-     All
                                         Retail  tutional    Other     Total
                                        --------  -------   -------  ---------
                                                   (in thousands)

     Revenues                           $157,286  $86,982   $ 1,408   $245,676
                                        --------  -------   -------   --------
     Employment and
      other operating expenses            96,815   59,713     2,713    159,241
     Amortization of goodwill
      and intangible assets               12,760   10,876               23,636
                                        --------  -------   -------   --------
     Operating income (loss)              47,711   16,393    (1,305)    62,799
     Other income - net                    4,512    1,045    10,601     16,158
     Interest expense                    (8,607)   (5,258)     (766)  (14,631)
     Interest income                         176      276     1,250      1,702
     Minority interest                             (4,091)             (4,091)
                                        --------  -------   -------   -------
     Income before income taxes         $ 43,792  $ 8,365   $ 9,780   $ 61,937
                                        ========  =======   =======   ========

                                                   (in millions)

     Assets under management            $ 29,116  $32,742   $  --     $ 61,858
                                        ========  =======   =======   ========


      September 30, 1999                          Insti-     All
                                         Retail  tutional    Other     Total
                                        --------  -------   -------  ---------
                                                  (in thousands)

     Revenues                           $132,035  $75,720   $ 1,575   $209,330
                                        --------  -------   -------   --------
     Employment and
      other operating expenses            85,644   50,422     1,925    137,991
     Amortization of goodwill
      and intangible assets               12,325    9,972               22,297
                                        --------  -------   -------   --------
     Operating income (loss)              34,066   15,326      (350)    49,042
     Other (expense) income - net        (5,973)      456     1,020    (4,497)
     Interest expense                    (6,967)   (3,534)   (3,494)  (13,995)
     Interest income                         559      186     1,670      2,415
     Minority interest                             (2,534)             (2,534)
                                        --------  -------   -------   -------
     Income (loss) before income taxes  $ 21,685  $ 9,900   $(1,154)  $ 30,431
                                        ========  =======   =======   ========

                                                   (in millions)

     Assets under management            $ 24,418  $33,627   $  --     $ 58,045
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

6. Long-term Debt

   At September 30, 2000 and December 31, 1999, PXP had outstanding borrowings of $200 million under a $200 million Credit Agreement. In addition, at September 30, 2000 and December 31 1999, PXP had outstanding borrowings of $45 million and $35 million, respectively, under a separate $175 million Credit Agreement. Interest rates on both credit agreements are variable. The credit agreements require no principal repayments prior to maturity. The Company's majority stockholder, PHL, has guaranteed the obligations, for which it is paid a .10% guarantee fee on the outstanding balances.

7. Dividends and Other Capital Transactions

   On November 6, 2000, the Company's Board of Directors declared a quarterly dividend of $.08 per common share payable December 7, 2000, to stockholders of record on November 24, 2000. Interest on the 6% Convertible Subordinated Debentures for the period from September 10, 2000 through December 9, 2000 will be payable on December 11, 2000 to registered holders as of November 20, 2000.

8. Comprehensive Income

   The components of comprehensive income, and related tax effects, are as follows:

                                                               Tax
                                                            (Expense)     Net
                                              Before Tax     Benefit     of Tax
                                              ----------    --------    -------
    Three Months Ended September 30, 2000                (in thousands)

    Net income                                  $13,417     $ (4,894)   $ 8,523
                                                -------     --------    -------
    Other comprehensive income:
     Net unrealized appreciation on securities
      available-for-sale arising during period     130           (53)        77
      Less: reclassification adjustment for gains
      realized in net income                    (3,672)        1,505     (2,167)
                                                ------      --------    -------
    Total other comprehensive income            (3,542)        1,452     (2,090)
                                                ------      --------    -------

    Comprehensive income                        $9,875      $ (3,442)   $ 6,433
                                                ======      ========    =======


    Nine Months Ended September 30, 2000

    Net income                                  $61,937     $(27,433)   $34,504
                                                -------     --------    -------
    Other comprehensive income:
     Net unrealized appreciation on securities
      available-for-sale arising during period   8,644        (3,544)     5,100
      Less: reclassification adjustment for
      gains realized in net income             (12,544)        5,143     (7,401)
                                                -------     --------    -------
    Total other comprehensive income            (3,900)        1,599     (2,301)
                                                ------      --------    -------

    Comprehensive income                        $58,037     $(25,834)   $32,203
                                                =======     ========    =======

                                                               Tax
                                                            (Expense)     Net
                                              Before Tax     Benefit     of Tax
                                              ----------    --------    -------
    Three Months Ended September 30, 1999                (in thousands)

    Net income                                  $6,488      $ (2,712)   $ 3,776
                                                ------      --------    -------
    Other comprehensive income:
     Net unrealized appreciation on securities
      available-for-sale arising during period   1,463          (600)       863
                                                ------      --------    -------

    Comprehensive income                        $7,951      $ (3,312)   $ 4,639
                                                ======      ========    =======


    Nine Months Ended September 30, 1999

    Net income                                  $30,431     $(13,237)   $17,194
                                                -------     --------    -------
    Other comprehensive income:
     Net unrealized appreciation on securities
      available-for-sale arising during period   3,136        (1,286)     1,850
                                                ------      --------    -------

    Comprehensive income                        $33,567     $(14,523)   $19,044
                                                =======     ========    =======

9. Nonrecurring Items

   Legal Settlement

   In September 2000, PXP agreed to settle pending litigation between PXP and the former members of Associated Surplus Dealers, as outlined in the Company's 1999 Annual Report on Form 10-K, for $2.7 million, including a provision for attorneys fees. The terms of the final settlement are being negotiated.

   Insurance Recovery

   In the second quarter of 2000, PXP received a $4.5 million insurance recovery related to a $5.9 million loss recorded in the third quarter of 1999, which resulted from the Company's decision to reimburse two mutual fund investment portfolios which had inadvertently sustained losses.

   Sale of Cleveland Operations

   On June 30, 2000, PXP sold its Cleveland-based operations of Duff & Phelps Investment Management Co. (DPIM), which managed and serviced $3.3 billion of advisory assets, to a local management group. PXP received cash and a note receivable totaling $8.3 million. Additional consideration may be received based upon future revenue run rates. The transaction, as recorded, did not have a material impact on the Company's pre-tax results of operations. However, due to the inclusion of $8.5 million of non-deductible goodwill in the basis of the Cleveland operations, the Company recorded a $3.4 million tax expense.

10. Gain on Sale

   On March 3, 2000, PXP sold 188,260 shares of National-Oilwell, Inc. (NOI) common stock, included in marketable securities at December 31, 1999, for $251/2 per share, realizing a gain of $4.8 million in the first quarter. In addition, on March 2, 2000, DPI Oil Service, LP (DPI), an affiliated limited partnership in which PXP holds an interest, sold a portion of its shares of NOI. The Company's proportionate share of the proceeds from the sale was $1.1 million, resulting in a total first quarter gain to PXP of $5.9 million relating to the sale of NOI shares.

   On March 13, 2000, DPI distributed its remaining shares of NOI common stock. As a result of this distribution, PXP received 354,134 shares of NOI.

   On June 16, 2000 PXP sold 100,000 shares of NOI common stock for $30.05 per share, realizing a gain of $3.0 million. On August 7, 2000, PXP sold an additional 100,000 shares of NOI common stock at an average price of $36.72 per share, realizing a gain of $3.7 million. As of September 30, 2000 the Company held 154,134 shares of NOI, which are included in marketable securities.

11. Earnings Per Share

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

   The following tables reconcile the Company's basic earnings per share to diluted earnings per share:

                                                                 Per-Share
                                         Income       Shares      Amount
                                           (in thousands)

    For the Three Months Ended September 30, 2000

    Basic EPS
    Income available to common
      stockholders                      $ 8,523       44,884      $  .19
                                                                  ======

    Effect of Dilutive Securities

    Stock options                                      2,198
    6% convertible debentures               657        8,711
                                        -------       ------

    Diluted EPS
    Income available to common
      stockholders and assumed
      conversions                       $ 9,180       55,793      $  .16
                                        =======       ======      ======

                                                                Per-Share
                                         Income       Shares      Amount
                                           (in thousands)

    For the Nine Months Ended September 30, 2000

    Basic EPS
    Income available to common
      stockholders                      $ 34,504      44,476      $  .78
                                                                  ======

    Effect of Dilutive Securities

    Stock options                                      1,148
    6% convertible debentures             2,005        8,711
                                        -------       ------

    Diluted EPS
    Income available to common
      stockholders and assumed
      conversions                       $ 36,509      54,335      $  .67
                                        ========      ======      ======


    For the Three Months Ended September 30, 1999

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
                                        =======       ======      ======


    For the Nine Months Ended September 30, 1999

    Basic EPS
    Income available to common
      stockholders                      $ 17,194      43,810      $  .39
                                                                  ======

    Effect of Dilutive Securities

    Stock options                                        564
    6% convertible debentures             2,022        9,499
                                        -------       ------

    Diluted EPS
    Income available to common
      stockholders and assumed
      conversions                       $ 19,216      53,873      $  .36
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

The following table summarizes operating revenues, income before income taxes, and assets under management by line of business as of, and for the nine months ended, September 30, 2000 and 1999:

                                       Income Before      Assets Under
                       Revenues        Income Taxes        Management
                  -----------------  -----------------  ----------------
                    2000      1999     2000      1999      2000      1999
                    ----      ----     ----      ----      ----      ----
                    (in thousands)     (in thousands)     (in millions)

Retail            $157,286  $132,035 $ 43,792  $ 21,685  $ 29,116  $ 24,418
Institutional       86,982    75,720    8,365     9,900    32,742    33,627
All other  *         1,408     1,575    9,780    (1,154)
                  --------   ------- --------   -------  --------  --------
Total             $245,676  $209,330 $ 61,937  $ 30,431  $ 61,858  $ 58,045
                  ========  ======== ========  ========  ========  ========

* - "All other" represents corporate office revenue and expenses, which are not attributed directly to either line of business.

RESULTS OF OPERATIONS

Assets Under Management

At September 30, 2000, PXP had $61.9 billion of assets under management, a decrease of $2.7 billion from December 31, 1999, and an increase of $3.8 billion from September 30, 1999. The decrease from December 31, 1999 is principally the result of a reduction of $3.3 billion from the sale of Duff & Phelp's Investment Management Co.'s (DPIM) Cleveland operations in June 2000 and net asset outflows of $.8 billion, offset by $1.2 billion of positive performance. The increase from September 30, 1999 is principally the result of $7.8 billion of positive investment performance, offset, in part, by $3.3 billion from the sale of DPIM's Cleveland operations, as well as net asset outflows of $.4 billion. Since the revenues of the Company are substantially earned based upon assets under management, this information is important to an understanding of the business.

                                September 30, June 30, December 31,September 30,
                                     2000       2000       1999        1999
                                   -------    --------   --------    --------
                                                 (in millions)

Retail:

 Open-end Mutual Funds             $17,605    $ 17,561   $ 18,073    $ 15,911
 Managed Accounts  *                11,511      11,470     10,370       8,507
                                   -------    --------   --------    --------
                                    29,116      29,031     28,443      24,418
                                   -------    --------   --------    --------

Institutional:

 Institutional Accounts **          16,218      15,933     20,514      18,327
 Structured Finance Products ***     1,886       1,673      1,276       1,196
 Closed-end Funds                    4,837       4,545      4,596       4,566
 PHL General Account and
  Other PHL Related                  9,801       9,650      9,772       9,538
                                   -------    --------   --------    --------
                                    32,742      31,801     36,158      33,627
                                   -------    --------   --------    --------

                                   $61,858    $ 60,832   $ 64,601    $ 58,045
                                   =======    ========   ========    ========


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



Three Months Ended September 30, 2000 Compared with Three Months Ended September 30, 1999 - Historical

Revenues for the three months ended September 30, 2000 of $80.7 million increased $7.3 million (10%) from $73.4 million for the same period in 1999. Revenues for the retail and institutional lines of business increased $6.0 million and $1.5 million, respectively.

Investment management fees of $71.1 million for the three months ended September 30, 2000 increased $6.9 million (11%) as compared to $64.2 million for the same period in 1999. Management fees earned by the retail line of business increased $6.2 million due to an increase of $4.5 billion in average assets under management. Management fees earned by the institutional line of business increased $.7 million primarily due to increases in average assets under management of $.5 billion and $3.4 billion for structured finance products and at Seneca, respectively, offset, in part, by a $5.7 billion decrease in other institutional assets under management, of which approximately $3.3 billion is the result of the sale of DPIM's Cleveland operations in June 2000. The increase in average assets managed, excluding Cleveland, since September 30, 1999 in each line of business is primarily due to investment performance. In addition, the retail line of business experienced net asset inflows for managed accounts of $2.0 billion since September 30, 1999, offset by net asset outflows of $1.3 billion from other retail products, primarily mutual funds. Excluding the sale of DPIM's Cleveland operations, the institutional line of business experienced $1.2 billion of net asset outflows, comprised principally of net asset outflows of $3.6 billion from DPIM, partially offset by net asset inflows of $1.4 billion from Seneca and $.6 billion from structured finance products.

Mutual funds - ancillary fees, a component of the retail line of business, of $7.6 million for the three months ended September 30, 2000, decreased $.2 million (2%) as compared to $7.8 million for the same period in 1999. Administrative fees decreased $1.7 million partially as a result of a vote by the Board of Trustees of the Phoenix-Engemann Funds, which eliminated the administrative fee effective July 1, 2000, and whereby those funds going forward are reimbursing PXP for charges that were previously covered by the administrative fee (e.g.: shareholder service agent fees, fund accounting fees, printing, etc.). Net distributor fees increased $.7 million as a result of an increase in average assets managed, principally in the Phoenix-Engemann Funds. Fund accounting fees earned on open-end mutual funds and Phoenix Home Life Mutual Insurance Company (PHL) sponsored variable products increased $.7 million primarily as a result of an increase in average assets under management as well as reimbursement by the Phoenix-Engemann Funds.

Other income and fees of $1.9 million for the three months ended September 30, 2000 increased $.6 million (41%) as compared to $1.4 million for the same period in 1999. A $1.1 million increase in commission income was offset, in part, by a $.1 million decrease in the net fees earned administering the Zweig closed-end funds and a $.2 million decrease due to the expiration of a name use fee.

Operating expenses for the three months ended September 30, 2000 of $63.6 million increased $7.4 million (13%) from $56.1 million for the same period in 1999, of which $3.5 million and $4.0 million related to the retail and institutional lines of business, respectively.

Employment expenses of $35.6 million for the three months ended September 30, 2000 increased $6.2 million (21%) as compared to $29.4 million for the same period in 1999. Incentive compensation increased by $3.7 million, of which $2.5 million is from certain subsidiaries that, in accordance with their respective operating agreements, receive increased compensation directly related to increases in their revenues or earnings. The addition of sales and marketing positions in both the retail and institutional lines of business in the third quarter of 2000 increased compensation expense by $2.6 million. Profit sharing expense increased by $1.1 million. Additionally, the third quarter of 1999 included $1.1 million of one-time severance costs, which were the result of a re-organization of the institutional line of business. An increase in base compensation expense, primarily the result of annual salary adjustments, was offset, in part, by certain other employment expense reductions.

Other operating expenses of $19.1 million for the three months ended September 30, 2000 increased $1.7 million (10%) as compared to $17.4 million for the same period in 1999. An increase in outside services of $1.2 million was primarily the result of the increased use of consultants for various Company initiatives. Professional fees increased $.4 million as a result of various legal matters.

Depreciation and amortization of leasehold improvements was $1.0 million for both of the three month periods ended September 30, 2000 and 1999.

Amortization of goodwill and intangible assets of $7.8 million for the three months ended September 30, 2000 decreased $.2 million (3%) as compared to $8.0 million for the same period in 1999 as a result of the sale of DPIM's Cleveland operations in June 2000 offset, in part, by other increases in intangible amortization.

Amortization of deferred commissions, a component of the retail line of business, of $.1 million for the three months ended September 30, 2000 decreased $.2 million (60%) as compared to $.3 million for the same period in 1999 as a result of a decrease in Roger Engemann & Associates (REA) deferred commissions asset established prior to February 1, 1998, which continues to be amortized.

Operating income of $17.1 million for the three months ended September 30, 2000 decreased $.1 million (1%) as compared to $17.2 million for the same period in 1999 as a result of the changes discussed above.

Equity in earnings of unconsolidated affiliates of $.2 million for the three months ended September 30, 2000 decreased $.1 million (32%) as compared to $.4 million for the same period in 1999 due to a net decrease in equity earnings from certain PXP limited partnership investments.

In September 2000 a nonrecurring item of $2.7 million resulted from an agreement to settle pending litigation with the former members of Associated Surplus Dealers. The 1999 item resulted from the Company's decision to reimburse two mutual fund investment portfolios which had inadvertently sustained losses, of which $4.5 million was recovered in the second quarter of 2000.

Gain on sale of $3.7 million is the result of the sale of an additional 100,000 shares of National-Oilwell, Inc. (NOI) common stock, which were distributed to PXP in March 2000 from a joint venture investment.

Other income - net of $.6 million for the three months ended September 30, 2000 increased $.7 million as compared to other expense of $.1 million for the same period in 1999, of which $.4 million is due to an increase in unrealized gains on marketable securities.

Interest expense - net of $4.2 million for the three months ended September 30, 2000 increased $.1 million (2%) as compared to $4.1 million for the same period in 1999. A $70 million decrease in the average outstanding balance on the credit facilities offset, in part, by a 1.0% increase in the average interest rate charged on borrowings, decreased interest expense by $.2 million. The repayment of an interest-bearing promissory note in the fourth quarter of 1999, decreased interest income by $.2 million in the third quarter of 2000 as compared to the same quarter in 1999.

Income to minority interest of $1.3 million and $.9 million for the three months ended September 30, 2000 and 1999, respectively, represents the minority shareholders' interest in the equity earnings of Seneca, which is fully consolidated in the Company's financial statements.

Net income for the three months ended September 30, 2000 of $8.5 million reflects an increase of $4.7 million (126%) from $3.8 million for the third quarter of 1999, resulting from the changes discussed above. The effective tax rate of 36.5% for the three months ended September 30, 2000 decreased 5.3% from 41.8% for the same period in 1999 due to the effect of certain provision to tax return items.

Nine  Months  Ended  September  30,  2000   Compared  with  Nine   Months  Ended
September 30, 1999 - Historical

Revenues for the nine months ended September 30, 2000 of $245.7 million, which includes $20.1 million for Zweig, increased $36.3 million (17%) from $209.3 million for the same period in 1999, which includes $20.1 million for Zweig. Revenues for the retail and institutional lines of business increased $25.3 million and $11.3 million, respectively.

Investment management fees of $214.2 million for the nine months ended September 30, 2000, which includes $17.2 million for Zweig, increased $32.0 million (18%) as compared to $182.3 million for the same period in 1999, which includes $17.5 million for Zweig. Excluding Zweig, management fees earned by the retail and institutional lines of business increased $23.9 million and $8.4 million, respectively, due to increases of $5.2 billion and $1.0 billion, respectively, in average assets under management. The overall increase in average assets managed since September 30, 1999 in each line of business is primarily due to investment performance. In addition, the retail line of business experienced net asset inflows for managed accounts of $2.0 billion since September 30, 1999 offset by net asset outflows of $1.3 billion from other retail products, primarily mutual funds. Excluding the sale of DPIM's Cleveland operations, the institutional line of business experienced $1.2 billion of net asset outflows, comprised principally of net asset outflows of $3.6 billion from DPIM, partially offset by net asset inflows of $1.4 billion from Seneca and $.6 billion from structured finance products.

Mutual funds - ancillary fees, a component of the retail line of business, of $26.3 million for the nine months ended September 30, 2000, which includes $1.7 million for Zweig, increased $3.0 million (13%) as compared to $23.3 million for the same period in 1999, which includes $.9 million for Zweig. Administrative fees decreased $1.2 million primarily as a result of a vote by the Board of Trustees of the Phoenix-Engemann Funds, which eliminated the administrative fee effective July 1, 2000, and whereby these funds now reimburse PXP for charges that were previously covered by the administrative fee (e.g.: shareholder service agent fees, fund accounting fees, printing, etc.) offset by an increase in average assets of the Phoenix-Engemann Funds during the first six months of 2000. Net distributor fees increased $1.6 million as a result of an increase in average assets managed, principally in the Phoenix-Engemann Funds. Fund accounting fees earned on open-end mutual funds and PHL sponsored variable products increased $.9 million primarily as a result of an increase in average assets under management as well as reimbursement by the Phoenix-Engemann Funds. Shareholder service agent fees increased $.5 million as a result of a change in the fee structure, which took effect in April 1999, and reimbursement by the Phoenix-Engemann Funds beginning July 1, 2000.

Other income and fees of $5.2 million for the nine months ended September 30, 2000, which includes $1.3 million for Zweig, increased $1.4 million (38%) as compared to $3.8 million for the same period in 1999, which includes $1.7 million for Zweig, primarily due to an increase in commission income.

Operating expenses for the nine months ended September 30, 2000 of $182.9 million, which includes $15.9 million for Zweig, increased $22.6 million (14%) from $160.3 million for the same period in 1999, which includes $18.3 million for Zweig. Operating expenses for the retail and institutional lines of business increased $11.6 million and $10.2 million, respectively.

Employment expenses of $99.3 million for the nine months ended September 30, 2000, which includes $2.4 million for Zweig, increased $14.1 million (17%) as compared to $85.2 million for the same period in 1999, which includes $6.6 million for Zweig. Incentive compensation increased by $12.4 million, of which $9.1 million is from certain subsidiaries that, in accordance with their operating agreements, receive increased compensation directly related to increases in their revenues or earnings. Other sales and performance based incentive compensation increased $3.3 million. The addition of sales and marketing positions in both the retail and institutional lines of business in the third quarter of 2000 increased compensation expense by $2.6 million. Profit sharing expense increased by $1.7 million. Amortization of unearned compensation, related to the issuance of restricted stock grants, increased employment expense by $1.0 million. Savings resulting from the closing of the equity department in Hartford in April 1999 decreased employment expenses by $1.4 million for the nine months ended September 30, 2000. An increase in base compensation expense, primarily as a result of annual salary adjustments, was offset, in part, by certain other employment expense reductions.

Other operating expenses of $56.4 million for the nine months ended September 30, 2000, which includes $5.8 million for Zweig, increased $7.8 million (16%) as compared to $48.6 million for the same period in 1999, which includes $5.6 million for Zweig. Rent expense increased $1.0 million due to a one-time charge related to a DPIM sublease transaction during the second quarter of 2000. Commissions and finders fees increased $1.0 million due to increased sales. Professional fees increased $1.0 million as a result of various legal matters. Expenses related to open-end mutual funds, for which PXP is reimbursed by the funds, increased $.7 million. An increase in outside services of $1.4 million, a result of the increased use of consultants for various Company initiatives, was offset, in part, by a $.4 million decrease in computer services, primarily resulting from the completion of the Company's Year 2000 project and a decreased reliance on PHL's mainframe systems. An increase of $.7 million resulted from an increase in broker/dealer meeting expenses. Various other less significant year over year variances increased other operating expenses by $2.2 million.

Depreciation and amortization of leasehold improvements of $3.0 million for the nine months ended September 30, 2000, which includes $.5 million for Zweig, remained relatively constant from $2.9 million for the same period in 1999, which includes $.4 million for Zweig.

Amortization of goodwill and intangible assets of $23.6 million for the nine months ended September 30, 2000 increased $1.3 million (6%) as compared to $22.3 million for the same period in 1999 as a result of the Zweig purchase, which was completed on March 1, 1999 offset, in part, by the sale of DPIM's Cleveland operations in June 2000.

Amortization of deferred commissions, a component of the retail line of business, of $.5 million for the nine months ended September 30, 2000 decreased $.8 million (61%) as compared to $1.3 million for the same period in 1999 as a result of a decrease in REA's deferred commissions asset established prior to February 1, 1998, which continues to be amortized.

Operating income of $62.8 million for the nine months ended September 30, 2000 increased $13.8 million (28%) as compared to $49.0 million for the same period in 1999 as a result of the changes discussed above.

Equity in earnings of unconsolidated affiliates of $.4 million for the nine months ended September 30, 2000 decreased $.5 million (56%) as compared to $.8 million for the same period in 1999 primarily due to a net decrease in equity earnings from certain PXP limited partnership investments.

In September 2000 a nonrecurring item of $2.7 million resulted from an agreement to settle pending litigation with the former members of Associated Surplus Dealers. In the second quarter of 2000, PXP received a $4.5 million insurance recovery related to the Company's decision to reimburse $5.9 million to two mutual fund investment portfolios, which had inadvertently sustained losses in the third quarter of 1999.

Gain on sale of $12.5 million is the result of the sale of NOI common stock either directly or through an entity in which PXP has a partnership interest.

Other income - net of $1.5 million for the nine months ended September 30, 2000 increased $.9 million (151%) as compared to $.6 million for the same period in 1999, of which $.4 million is the result of an increase in unrealized gains on investments in marketable securities.

Interest expense - net of $12.9 million for the nine months ended September 30, 2000 increased $1.3 million (12%) as compared to $11.6 million for the same period in 1999 of which $.7 million is due to additional interest charges resulting from the financing of the Zweig acquisition and a 1.0% increase in the average interest rate charged on borrowings offset, in part, by a $25 million reduction in the average outstanding balance since September 30, 1999. The repayment of an interest-bearing promissory note in the fourth quarter of 1999, decreased interest income by $.7 million in 2000.

Income to minority interest of $4.1 million and $2.5 million for the nine months ended September 30, 2000 and 1999, respectively, represents the minority shareholders' interest in the equity earnings of Seneca, which is fully consolidated in the Company's financial statements.

Net income for the nine months ended September 30, 2000 of $34.5 million reflects an increase of $17.3 million from $17.2 million for the same period in 1999, resulting primarily from the changes discussed above. The effective tax rate of 44.3% for the nine months ended September 30, 2000 increased .8% from 43.5% for the same period in 1999. This increase is primarily the result of the sale of the DPIM's Cleveland operations in June 2000, for which there was a $3.4 million tax expense resulting from related goodwill included in the basis of the disposed operations offset, in part, by the effect of certain provision to tax return items. A tax liability, related to a portfolio-loss reimbursement recorded in the third quarter of 1999, was released as a result of a related insurance recovery in June 2000, which also decreased the effective tax rate for the nine months ended September 30, 2000.

Nine  Months   Ended  September  30,  2000   Compared  with  Nine  Months  Ended
September 30, 1999 - Pro Forma (see Note 4)

Except for the items  noted  below,  the  variances  for the nine  months  ended
September 30, 2000 compared to the same pro forma period in 1999 are substantially the same as historical.

Investment management fees of $214.2 million for the nine months ended September 30, 2000 increased $26.4 million (14%) from $187.8 million for the same pro forma period in 1999. In addition to the historical variances noted above, Zweig investment management fees decreased $5.9 million due to a $.7 billion decrease in average assets under management resulting primarily from net asset outflows.

Net income of $34.5 million for the nine months ended September 30, 2000 increased $17.3 million as compared to $17.2 million for the same pro forma period in 1999, resulting from the changes discussed above. The effective tax rate increased to 44.3% for the nine months ended September 30, 2000 from 43.6% for the same pro forma period in 1999, resulting entirely from the historical variances noted above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business is not considered to be capital intensive. Working capital requirements for the Company have historically been provided by operating cash flow. It is expected that such cash flows will continue to serve as the principal source of working capital for the Company for the near future.

The Company's current capital structure, as of October 31, 2000, includes 45.9 million shares of common stock outstanding and $69.9 million of 6% Convertible Subordinated Debentures with a principal value of $25.00 per debenture. The current dividend rate on common stock is $.08 per share per quarter. If the dividend rate remains constant for 2000, the total annual dividend on common stock would be $14.7 million based upon shares outstanding at October 31, 2000. The total annual interest expense on the debentures based upon debentures outstanding at October 31, 2000, at an interest rate of 6%, would be $4.2 million.

The Company has two five-year credit facilities, totaling $375 million, with no required principal repayments prior to maturity ($200 million matures in August 2002 and $175 million matures in March 2004). The outstanding obligations under the credit facilities at September 30, 2000 were $245 million with an average interest rate of approximately 7.0%. The credit agreements contain financial and operating covenants including, among other provisions, requirements that the Company maintain certain financial ratios and satisfy certain financial tests, restrictions on the ability to incur indebtedness, and limitations on the amount of the Company's capital expenditures. At September 30, 2000, the Company was in compliance with all covenants contained in the credit agreements. The Company believes that funds from operations and amounts available under the credit facility will provide adequate liquidity for the foreseeable future.

The Company has commitments with unrelated third parties whereby the third parties fund commissions paid by the Company upon the sale of Class B share mutual funds. The commitments, which were to have expired on September 30, 2000, were extended. Management expects to enter into similar financing effective after December 1, 2000. However, if the Company is not successful in securing refinancing, it will be necessary to fund these commissions using operating cashflows.

The Company secured two letters of credit, totaling $4.2 million with the Bank of Montreal in June 2000, which will expire on November 30, 2000. PHL has guaranteed these lines of credit for which PXP will pay a guarantee fee.

Management considers the liquidity of the Company to be adequate to meet present and anticipated needs.

MARKET RISK

The Company is exposed to the impact of interest rate changes and changes in the market value of its investments and assets managed. The Company does not have any derivative investments and has no exposure to foreign currency fluctuations.

The Company's exposure to changes in interest rates is limited to borrowings under two five-year credit agreements, which have variable interest rates. The average interest rate on the credit agreements in the first nine months of 2000 and for all of 1999 was approximately 6.9% and 6.0%, respectively. In addition, the Company has Convertible Subordinated Debentures bearing interest at 6%. At September 30, 2000, the Company estimated that the fair value of the Convertible Subordinated Debentures approximated market value.

The Company invests excess cash in marketable securities, which consist of mutual fund investments, of which the Company is the advisor, publicly traded securities, and U.S. Government obligations. The fair value of these investments approximated market value at September 30, 2000.

The Company's revenues are largely driven by the market value of its assets under management and therefore the Company is exposed to fluctuations in market prices. Management fees earned on managed accounts and certain institutional accounts (approximately 35% of total assets under management), for any given quarter, are based on the market value of the portfolio on the last day of the preceding quarter. Any significant increase or decline in the market value of assets managed on the last day of a quarter would result in a corresponding increase or decrease in revenues for the following three months.

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

PART II. Other Information

 Item 1. Legal Proceedings

         With regard to the litigation between PXP and the former members of Associated Surplus Dealers, as outlined in the Company's 1999 Annual Report on Form 10-K, a settlement of $2.7 million, including a provision for attorneys fees, was agreed upon in September 2000.

         The arbitration between PXP and its former president, as described in the Company's 1999 Annual Report on Form 10-K, has been tentatively scheduled for a hearing in January 2001.

         On July 25, 2000, five separate class action lawsuits were filed in the Delaware Chancery Court against PXP, Phoenix Home Life Mutual Insurance Company (Phoenix Home Life) and each of the Directors of PXP, seeking to enjoin the consummation of the proposed acquisition by Phoenix Home Life of the outstanding common stock of PXP not already owned by Phoenix Home Life.

 Item 4. Submission of Matters to a Vote of Security Holders

         None.

 Item 6. Exhibits and Reports on Form 8-K

         A Current Report on Form 8-K was filed on August 8, 2000 describing an offer by Phoenix Home Life Mutual Insurance Company (Phoenix Home Life) to purchase the remaining outstanding shares of the Registrant not already owned by Phoenix Home Life for $12.50 per share.

         A Current Report on Form 8-K was filed on September 13, 2000 describing a definitive Agreement and Plan of Merger entered into on September 10, 2000 with Phoenix Home Life and Phoenix Home Life's wholly-owned subsidiary PM Holdings, Inc., whereby PM Holdings, Inc. will acquire the remaining outstanding shares of the Registrant not already owned by PM Holdings, Inc.for $15.75 per share, subject to shareholder approval.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Phoenix Investment Partners, Ltd.




November 13, 2000                   /s/ Philip R. McLoughlin
                                    ------------------------------
                                    Philip R. McLoughlin, Chairman and
                                    Chief Executive Officer

November 13, 2000                   /s/ William R. Moyer
                                    ------------------------------
                                    William R. Moyer, Chief Financial Officer