Form 10-K
period 2008-12-31
VIRTUS INVESTMENT PARTNERS, INC.
filed 2009-04-10
CIK 883237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-10994

VIRTUS INVESTMENT PARTNERS, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4191764
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Pearl St., 9th Floor, Hartford, CT 06103

(Address of principal executive offices)

Registrant’s telephone number, including area code

(800) 248-7971

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common stock, $.01 par value	NASDAQ Global Market
(including attached Preferred Share Purchase Rights)

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold (based on the closing price share as quoted on the NASDAQ Global Market) as of the last business day of the registrant’s most recently completed second fiscal quarter, was not available because the registrant’s common equity did not begin trading on the NASDAQ Global Market until January 2, 2009.

As of April 7, 2009, 5,786,492 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement which will be filed with the SEC in connection with the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Virtus Investment Partners, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2008

PART I

Item 1.	Business.

Separation from the Phoenix Companies, Inc.

Prior to December 31, 2008, Virtus Investment Partners, Inc. (“Virtus” or the “Company”) was an indirect majority-owned subsidiary of The Phoenix Companies, Inc. (“PNX”). On February 7, 2008, PNX announced that its board of directors had determined to pursue the spin-off of the Company, representing the asset management business of PNX, excluding the assets and business of the Company’s subsidiary, Goodwin Capital Advisors, Inc. (“Goodwin”). On December 12, 2008, the PNX board of directors formally approved the spin-off and declared a dividend payable to each PNX holder of record at the close of business on the record date (which was December 22, 2008) for the distribution of one share of our common stock for every 20 shares of PNX common stock. The distribution of 100% of our common stock, representing 77% of the Company, to PNX stockholders (other than shares withheld to satisfy certain withholding obligations) was made on December 31, 2008. We refer to this transaction throughout this Annual Report as the spin-off. Following the spin-off, PNX does not have any ownership interest in the Company.

In connection with the spin-off, the Company and PNX entered into a separation agreement and several ancillary agreements to complete the separation of our business from PNX and to distribute our common stock to PNX stockholders. These agreements govern the relationship between the Company and PNX following the spin-off and also provide for the allocation of employee benefits, certain tax and other liabilities and obligations attributable to periods prior to and following the spin-off. The agreements were prepared before the spin-off and reflect agreements between affiliated parties established without arms-length negotiation. Along with the separation agreement, the other ancillary agreements include a transition services agreement, a tax separation agreement and an employee matters agreement. We may enter into other agreements with PNX, the terms of which would be determined at those times. The primary agreements are as follows:

Separation Agreement—Addresses the principal corporate transactions required to effect the spin-off; the transfer of certain assets and liabilities; the distribution of shares of our common stock to PNX stockholders; and other agreements governing the relationship between the Company and PNX following the spin-off.

Transition Services Agreement—Addresses transition services that PNX may provide to us for a limited period following the spin-off, including certain administrative and other services on an interim basis, such as information technology support, human resources and other limited services consistent with past practices.

We are now performing all of the interim services detailed in the transaction services agreement, including human resources, information technology, facilities, legal and certain other services.

Tax Separation Agreement—Sets forth the responsibilities of the Company and PNX with respect to, liabilities for federal, state, local and foreign taxes for periods before and including the spin-off, the preparation and filing of tax returns for such periods, and disputes with taxing authorities regarding taxes for such periods.

Employee Matters Agreement—Provides the structure for the transition of our employees from PNX’s employment and from PNX’s employee plans and programs to employment and employee plans and programs with the Company. The agreement allocates responsibility for certain employee and employee benefit matters and liabilities after the spin-off date.

Copies of the forms of these agreements are filed as exhibits to, and summaries of these agreements are included with, our Form 10 Registration Statement filed with the SEC in connection with our spin-off from PNX (“Form 10 Registration Statement”).

Overview of Business

We are a provider of investment management products and services to individuals and institutions. We operate a multi-manager asset management business, comprising a number of individual affiliated managers, each having its own distinct investment style, autonomous investment process and brand. We believe our customers value this approach.

Investors have an array of needs driven by factors such as market conditions, risk tolerance and investment goals. A key element of our business is to offer a variety of investment styles and multiple disciplines to meet those needs. For our mutual funds, we supplement the investment capabilities of our affiliated managers with those of select unaffiliated sub-advisors. We do that by partnering with these managers whose strategies are not typically available to retail mutual fund customers.

We provide our products in a number of forms and through multiple distribution channels. Our retail products include open-end mutual funds, closed-end funds and separately managed accounts. Our fund family of 49 open-end funds is distributed primarily through intermediaries. Our five closed-end funds trade on the New York Stock Exchange. Retail separately managed accounts are comprised of intermediary programs sponsored and distributed by unaffiliated brokerage firms and private client services originated and maintained by our affiliated managers. We also manage institutional accounts for corporations, multi-employer retirement funds and foundations, endowments, special purpose funds and other types of institutions.

Our Repositioning of the Business

During the period from 2002 through 2008, we undertook a number of critical actions to reposition our business for long-term growth and improved profitability. Through these actions, we focused on our operating structure, product mix, distribution strategy and operating expense base:

•

We streamlined our operating structure from being a collection of majority-owned and wholly-owned affiliated firms into a single business of affiliated managers with common distribution and support operations.

•	We took actions to restructure our product portfolio with a focus on improved investment performance, focusing on mutual fund products as the initial stage of product repositioning.

•	We repositioned our distribution strategy to provide greater balance by distribution partner and with an increased focus on retail mutual fund distribution.

•	We took actions to significantly reduce our operating expenses.

Our Asset Managers

Our asset management services are provided by our affiliated managers as well as by unaffiliated external managers through sub-advisory agreements. The affiliated managers, who are registered investment advisors under the Investment Advisers Act of 1940, manage our mutual funds and closed-end funds, and provide investment management services for institutional and separately managed accounts. We provide our managers with consolidated distribution and administrative support, thereby allowing each affiliate to focus on asset management. We monitor the quality of the managers’ products by assessing their performance, style, consistency and the discipline with which they apply their investment process.

For certain of our open-end mutual funds, we complement our affiliates’ skills with those of unaffiliated boutique sub-advisors who offer strategies that we believe also appeal to investors.

Our affiliated firms participate in the earnings they generate through compensation arrangements that include incentive bonus pools based primarily on their profits and, in some cases, on the specific performance of the products they manage. Our affiliated firms and sub-advisors, and their respective assets under management, styles and products are as follows:

Affiliated Managers
	Duff & Phelps Investment Management	SCM Advisors	Kayne Anderson Rudnick Investment Management	Oakhurst Asset Managers	Zweig Advisors	Engemann Asset Management
Assets Under Management at December 31, 2008 ($ in billions)	$5.8	$2.3	$3.3	$0.9	$0.8	$0.1
Location	Chicago, IL	San Francisco, CA	Los Angeles, CA	Scotts Valley, CA	New York, NY	Pasadena, CA
Investment Style	Fundamental	Fundamental	Fundamental	Quantitative	Fundamental	Fundamental

Investment Types
Equities	• REITs • Utilities	• Large, Mid, Small, Micro and All Cap Growth	• Small Cap Core, Growth & Value • Mid Cap Core	• Large Cap Value • Large Cap Core	• Small Cap Value • Tactical Asset Allocation	• Small Cap Growth

Fixed Income	• Tax Advantaged	• Core, Core Plus • High Quality High Yield	• CA Muni		• Tactical Asset Allocation

Products
Open-End Funds	✓	✓	✓	✓	✓	✓

Closed-End Funds	✓				✓

Separately Managed Accounts		✓	✓			✓

Institutional	✓	✓	✓	✓

Mutual Fund Sub-Advisory Relationships
	Harris Investment Management	Goodwin Capital Advisers (1)	Vontobel Asset Management	SASCO Capital	Other
Company Assets Under Management at December 31, 2008 ($ in billions)	$5.7	$2.0	$0.9	$0.4	$0.4
Location / Date of Affiliation	Chicago, IL /2006	Hartford, CT /N.A.	New York, NY /2005	Fairfield, CT /2004	Various
Investment Style	Quantitative	Multi-Sector Approach	Fundamental	Quantitative	Quantitative & Fundamental
Investment Types
Equities	• Core, Growth & Value • Large, Mid & Small Cap		• International	• Contrarian Mid Cap Value	• Large-Mid Cap Growth • Market Neutral • International
Fixed Income	• Money Market • Muni • Government • Investment Grade	• Core & Core Plus • Short, Intermediate and Long-Duration • Money Market • CA Muni

(1)	Includes only those assets that Goodwin continues to manage after the spin-off under sub-advisory contracts with the Company. Excludes those assets directly managed by Goodwin.

Our Investment Products

Our assets under management are comprised of mutual fund assets (open- and closed-end), separately managed accounts (intermediary sponsored and private client) and institutional accounts (traditional institutional mandates and structured products).

Assets Under Management By Product as of December 31, 2008

($ in billions)

Retail Products				Institutional Products
Mutual fund assets:		Separately managed accounts:
Open-end funds	$11.4	Intermediary sponsored	$1.4	Institutional accounts	$3.4
Closed-end funds	4.0	Private client accounts	1.6	Structured products	0.8

Total mutual fund assets	$15.4	Total managed account assets	$3.0	Total institutional assets	$4.2

Total Assets Under Management					$22.6

Open-End Mutual Funds

As of December 31, 2008, we managed 49 open-end funds, across a variety of equity and fixed income styles, including money market, asset allocation fund-of-funds and alternative investments, with total assets of $11.4 billion. As of December 31, 2008, approximately 19% of our mutual fund assets (32% excluding money market mutual funds) were managed by our affiliated managers.

Our equity fund offerings encompass a number of market caps and investment styles, including large-, mid- and small-cap funds offered in value, core and growth styles, and including international, global, emerging market and sector-specific funds. Our equity funds represented $3.7 billion of our assets under management at December 31, 2008. Our fixed income fund offerings cover a broad range of fixed income asset classes, including core, multi-sector, tax-exempt and high yield. These fixed income funds represented $3.0 billion of our assets under management at December 31, 2008.

We offer individual money market funds focused on corporate, tax-exempt and government securities. Our money market funds comprised $4.7 billion in assets under management at December 31, 2008. Our fund family also includes a number of asset allocation fund-of-funds, including a set of target risk funds and one that invests primarily in alternative investments.

Our family of open-end mutual funds as of December 31, 2008, is comprised of the following:

						Lipper Ranking (3)
						3-Year
Fund Type/Name	Inception	Assets	Advisory Fee (1)		3-Year Return (2)	Percentile Rank	Rank/Total Funds
		($ in millions)	(%)		(%)
Alternative
Virtus Alternative Diversifier Fund (4)	2005	$91.9	0.10		(4.73)	58	60 / 103
Virtus Global Infrastructure Fund	2004	58.0	0.65-0.55	(5)	2.38	7	6 / 91
Virtus International Real Estate Securities Fund	2007	44.9	1.00-0.90	(5)	n/a	n/a	n/a
Virtus Market Neutral Fund	1998	89.2	1.50		(4.61)	91	32 / 35
Virtus Real Estate Securities Fund	1995	668.6	0.75-0.65	(5)	(10.47)	22	42 / 192

Balanced
Virtus Balanced Fund	1975	614.0	0.55-0.45	(5)	(3.99)	43	163 / 382
Virtus Income & Growth Fund	1940	183.4	0.70-0.60	(5)	(3.87)	40	151 / 382
Virtus Balanced Allocation Fund	1997	54.2	0.50		(4.48)	31	168 / 550

Equity
Virtus All-Cap Growth Fund	1986	48.9	0.90-0.70	(5)	(13.69)	89	342 / 386
Virtus Capital Growth Fund	1975	241.4	0.70-0.60	(5)	(13.04)	85	574 / 679
Virtus Growth & Income Fund	1997	156.3	0.75-0.65	(5)	(6.94)	23	167 / 717
Virtus Growth Opportunities Fund	1997	21.0	0.75-0.65	(5)	(12.82)	81	312 / 386
Virtus Core Equity Fund	1996	83.6	0.70	(5)	(6.66)	20	144 / 717
Vitrus Index Fund	1996	22.5	0.20		(8.09)	1	1 / 170
Virtus Disciplined Small-Cap Growth Fund	2001	16.8	0.75		(14.13)	79	398 / 507
Virtus Disciplined Small-Cap Opportunity Fund	1996	71.6	0.75		(14.81)	91	563 / 616
Virtus Disciplined Small-Cap Value Fund	1997	66.9	0.70		(10.64)	62	164 / 264
Virtus Value Equity Fund	1996	168.3	0.70		(6.59)	21	63 / 307
Virtus Mid-Cap Growth Fund	1975	66.1	0.80-0.70	(5)	(17.75)	94	491 / 522
Virtus Mid-Cap Value Fund	1997	364.4	0.75		(8.42)	20	57 / 285
Virtus Quality Small-Cap Fund	2006	60.6	0.90-0.80	(5)	n/a	n/a	n/a
Virtus Small-Cap Growth Fund	1994	55.1	1.00-0.80	(5)	(17.20)	93	473 / 507
Virtus Small-Cap Sustainable Growth Fund	2006	12.0	0.90-0.80	(5)	n/a	n/a	n/a
Virtus Small-Cap Value Fund	1997	67.5	0.90-0.80	(5)	(14.38)	86	226 / 264
Virtus Small-Cap Core Fund	1996	35.6	0.85		(8.05)	25	156 / 616
Virtus Strategic Growth Fund	1995	84.1	0.70-0.60	(5)	(13.94)	90	610 / 679
Vitrus Value Opportunities Fund	2005	55.3	0.75-0.65	(5)	(8.45)	36	112 / 307

Fixed Income
Virtus Bond Fund	1996	161.3	0.50		3.14	37	171 / 467
Virtus CA Tax-Exempt Bond Fund	1983	56.7	0.45-0.35	(5)	0.76	5	5 / 106
Virtus Core Bond Fund	1987	54.0	0.45-0.35	(5)	1.06	60	281 / 467
Virtus High Yield Fund	1980	78.7	0.65-0.55	(5)	(5.60)	50	198 / 396
Virtus High Yield Income Fund	2002	35.3	0.45		(5.15)	41	162 / 396
Vitrus Intermediate Government Bond Fund	1997	45.0	0.45		6.92	13	10 / 75
Vitrus Intermediate Tax-Exempt Bond Fund	1996	95.7	0.45		0.14	89	132 / 148
Virtus Short/Intermediate Bond Fund	1996	122.7	0.55		2.18	54	73 / 134
Virtus Tax-Exempt Bond Fund	1996	92.6	0.45		0.48	23	47 / 205
Virtus Institutional Bond Fund	1983	67.2	0.45-0.40	(5)	0.32	69	322 / 467
Virtus Multi-Sector Fixed Income Fund	1989	92.0	0.55-0.45	(5)	(4.89)	91	107 / 117
Virtus Multi-Sector Short Term Bond Fund	1992	1,322.1	0.55-0.45	(5)	(2.17)	90	120 / 134
Virtus Senior Floating Rate Fund	2008	12.4	0.60-0.50	(5)	n/a	n/a	n/a

Fund of Funds (4)
Virtus Wealth Builder Fund	2003	n/a	0.10		(6.91)	12	79 / 640
Virtus Wealth Guardian Fund	2003	n/a	0.10		(4.65)	55	210 / 382

International/Global
Virtus Foreign Opportunities Fund	1990	882.3	0.85		(3.69)	8	11 / 141
Virtus Emerging Markets Opportunities Fund	1997	75.1	1.00		(1.24)	3	6 / 213
Virtus Global Opportunities Fund	1960	57.8	0.85-0.75	(5)	(9.15)	30	10 / 33

Money Market Funds
Virtus Insight Government Money Market Fund	1988	658.0	0.14-0.10	(5)	4.07	25	37 / 147
Virtus Insight Money Market Fund	1988	2,497.8	0.14-0.10	(5)	4.38	12	41 / 338
Virtus Insight Tax-Exempt Money Market Fund	1988	1,415.5	0.14-0.10	(5)	3.05	11	13 / 121
Virtus Money Market Fund	1980	82.7	0.40-0.30	(5)	3.64	52	158 / 305

Total Open-end Funds		$11,407.1

(1)	Percentage of average daily net assets of each fund.
(2)	Annualized return reflects performance of the largest share class as measured by net assets.
(3)	Lipper is a nationally recognized organization that ranks the performance of mutual funds. These rankings are based on the fund’s total return as of December 31, 2008. Each fund is ranked within a universe of funds similar in portfolio characteristics and capitalization. Rankings do not include the effect of a fund’s sales load, if applicable. The lower the percentile rate, the better the fund’s relative performance compared to other funds in its investment category.
(4)	These funds invest in other Virtus open-end mutual funds as well as electronically traded funds (“ETFs”). The related assets of Virtus open-end funds are reflected in the balances of the respective funds.
(5)	These funds have breakpoints at which advisory fees decrease as assets in the funds increase. Percentages listed represent the range from the highest fees to the lowest fees.

Past performance does not guarantee future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost.

Closed-End Funds

We manage the assets of five closed-end funds as of December 31, 2008, each of which is traded on the New York Stock Exchange, with total assets of $4.0 billion. Closed-end funds do not continually offer to sell and redeem their shares; rather, daily liquidity is provided by the ability to trade the shares of these funds at prices that may be above or below the shares’ net asset value. Our closed-end products include utility, municipal and corporate taxable and tax-exempt bonds and tactical asset allocation strategies provided by two of our affiliated managers.

Our family of closed-end funds as of December 31, 2008, is comprised of the following:

Fund Type/Name	Assets	Advisory Fee
	($ in millions)
Balanced
Zweig Total Return	$458.8	0.70%	(1)
DNP Select Income Fund Inc.	2,547.5	0.60-0.50	(2)
Equity
Zweig Fund	322.3	0.85	(1)
Fixed
DTF Tax-Free Income Inc.	185.2	0.50	(3)
Duff & Phelps Utility and Corporate Bond Trust Inc.	477.5	0.50	(3)

Total Closed-End Funds	$3,991.2

(1)	Percentage of average daily net assets of each fund.
(2)	Percentage of average weekly net assets. This fund has breakpoints at which advisory fees decrease as assets in the fund increase. Percentages listed represent the range from the highest fee to the lowest fee.
(3)	Percentage of average weekly managed assets.

Separately Managed Accounts

Separately managed accounts are individually owned portfolios that are managed by an investment manager in exchange for fees paid by the investor. Separately managed accounts include broker-dealer sponsored programs, whereby an intermediary assists individuals in identifying their investment objectives and hires investment managers that have been approved by the broker-dealer to fulfill those objectives; and, private client accounts that are accounts of high net worth individuals who are direct clients of our affiliates. Intermediary sponsored programs and private client account assets totaled $3.0 billion at December 31, 2008.

Institutional Accounts

We offer a variety of equity, fixed income and real estate investment trust strategies to institutional clients, including corporations, multi-employer retirement funds and foundations, endowments and special purpose funds. We also include in our institutional products investment management services to certain funds available to purchasers of variable life and variable annuity products, of which we managed $0.3 billion as of December 31, 2008. Our institutional assets under management totaled $3.1 billion as of December 31, 2008.

As of December 31, 2008, we managed $0.8 billion of structured finance products. The Company acts as the collateral manager for collateralized loan obligations and collateralized debt obligations (“CLOs” and “CDOs,” respectively.) Fees consist of both senior management fees and subordinated management fees. Senior management fees on the CLOs and CDOs are calculated at a contractual fee rate applied against the current par value of the total collateral being managed. Subordinated management fees, also calculated against the current par value of the total collateral being managed, are recognized only after certain portfolio criteria, such as interest coverage and asset over-collateralization levels, are met. The underlying collateral is primarily comprised of high yield, asset-backed and mortgage-backed securities and loans. The Company has no financial or operational obligations with respect to the underlying performance of the collateral. The Company is no longer actively seeking opportunities as collateral manager for structured finance products. Recent market conditions have contributed to a continued reduction in structured finance product assets under management which were $0.8 billion at December 31, 2008 compared to $3.3 billion at December 31, 2007. The Company is also the advisor for $0.2 billion of structured finance product assets managed by Goodwin. Management fees for structured finance products were $5.0 million in 2008 compared to $8.1 million in the prior year. These fees in 2008 represented 3.9% of total management fees and were comprised of $3.5 million from senior management fees and $1.5 million from subordinate management fees from its management activities. If values of the underlying collateral deteriorate further, however, this could impact the ability of the Company to collect its subordinated management fees. In addition, in certain circumstances, the equity investors in our CDOs or CLOs can trigger a redemption and liquidation prior to the maturity date.

Our Investment Management, Administration and Transfer Agent Fees

Our net investment management fees, administration fees and net transfer agent fees earned in each of the last three years were as follows:

	Years Ended December 31,
	2008	2007	2006
($ in millions)
Investment management fees
Open-end funds	$47.0	$58.7	$52.7
Closed-end funds	24.1	26.2	23.5
Separately managed accounts	21.1	29.5	35.7
Institutional products	21.7	31.0	40.1

Total investment management fees (1)	113.9	145.4	152.0
Administration fees	12.5	15.0	12.2
Transfer agent fees	4.4	6.3	5.5

Total	$130.8	$166.7	$169.7

(1)	Excludes $13.7 million, $13.6 million and $12.0 million of Goodwin investment management fees for the years ended December 31, 2008, 2007 and 2006, respectively. Amounts have been excluded as these fees earned by Goodwin will no longer be earned by the Company post spin-off.

We provide investment management services to funds and accounts pursuant to investment management agreements. With respect to open-end funds and closed-end funds, we receive fees based on each fund’s average daily or weekly net assets. For our open-end mutual funds, the gross management fees range from 0.10% to 1.50% of average assets under management, depending on the type of fund. Most fee schedules provide for rate declines as asset levels increase to certain thresholds. For those funds for which we have sub-advisory agreements, the sub-advisors receive a portfolio management fee based on the percentage of the aggregate amount of average daily net assets in the funds they sub-advise. Fees earned on closed-end funds range from 0.50% to 0.85% of total net assets. For separately managed accounts and institutional accounts, we generally receive fees based on the value of the assets managed on a particular date, such as the last day of a previous quarter. For separately managed accounts and institutional accounts, fees are negotiated and are based primarily on asset size, portfolio complexity and individual client requests, and range from 0.15% to 1.00% for equity strategies and from 0.08% to 0.50% for fixed income strategies.

We provide fund administration services to our open-end funds, certain of the closed-end funds, and certain funds sponsored by PNX. As provided in arrangements with these funds, VP Distributors Inc. (“VPD”, formerly Phoenix Equity Planning Corporation or PEPCO) provides administrative services, such as recordkeeping and preparing and filing documents required to comply with federal and state securities laws.

Additionally, we act as transfer and dividend disbursing agent for our open-end funds. As such, VPD is responsible for handling orders and related transactions regarding shares of our mutual funds.

Our Mutual Fund Investment Management, Administration and Transfer Agent Agreements

Each of our mutual funds has entered into an investment management agreement with a Company advisory subsidiary (each, an “Adviser”). Although specific terms of agreements vary, the basic terms are similar. Pursuant to the agreements, the Adviser provides overall management services to a fund, subject to supervision by the fund’s board of directors. The investment management agreements are approved initially by fund shareholders and must be approved annually by each fund’s board of directors, including a majority of the directors who are not “interested persons” of the Adviser. Agreements may be terminated by either party upon 60 days’ written notice, and may terminate automatically in certain situations, for example, a “change in control” of the Adviser. In arrangements where our funds are managed by a sub-advisor, the agreement calls for the sub-advisor to manage the day-to-day operations of the funds portfolio.

Each fund bears all expenses associated with its operations, including the costs associated with the issuance and redemption of securities, where applicable. The funds do not bear compensation expenses of directors or officers of the fund who are employed by the Company or its subsidiaries. In some cases, to the extent certain enumerated expenses exceed a specified percentage of a fund’s or a portfolio’s average net assets for a given year, the Adviser may absorb such excess through a reduction in the management fee.

VPD is the administrative agent of each fund. As such, subject to the oversight of the funds’ trustees or directors, VPD is responsible for managing the business affairs of our mutual funds. Administrative services include recordkeeping, preparing and filing documents required to comply with federal and state securities laws, legal administration and compliance services, supervising the activities of the funds’ other service providers, providing assistance with fund shareholder meetings, as well as providing office space, equipment and personnel that may be necessary for managing and administering the business affairs of the funds.

VPD is the transfer agent of each fund. As such, VPD is responsible for handling orders for shares of our mutual funds. Transfer agent services include receiving and processing orders for purchases, exchanges and redemptions of fund shares; conveying payments; maintaining shareholder accounts; preparing shareholder meeting lists; mailing, receiving and tabulating proxies; mailing shareholder reports and prospectuses; withholding taxes on shareholder accounts; preparing and filing required forms for dividends and distributions; preparing and mailing confirmation forms, statements of account and activity statements; and providing shareholder account information.

Our Distribution Services

Our principal retail marketing strategy is to distribute funds and separately managed accounts through financial intermediaries to individuals. We have broad access in this marketplace, with distribution partners that include national and regional broker-dealers, independent broker-dealers and independent financial advisory firms. We support these distribution partners with a team of regional sales professionals (“wholesalers”), a national account relationship group and separate teams for the retirement market and the registered investment advisory market. Our sales and marketing professionals serve as a resource to financial advisors seeking to help clients address wealth management issues and support the marketing of our products and services tailored to this marketplace.

We also commit significant resources to serving high-net-worth clients who access investment advice outside of traditional retail broker-dealer channels. Specialized teams at our affiliates develop relationships in this market and deal directly with these clients.

Our institutional distribution strategy combines both a coordinated and partner-centric model. Our product specialists, who are part of the portfolio management teams at our affiliated managers, team with sales generalists and consultant relationship personnel, representing all of our investment strategies. Through relationships with consultants, they target key market segments, including foundations and endowments, corporate, public and private pension plans.

Our Broker-Dealer Services

VPD, a broker-dealer registered under the Securities Exchange Act of 1934, serves as principal underwriter and national wholesale distributor of our open-end mutual funds and managed accounts. Mutual fund shares are distributed by VPD under sales agreements with unaffiliated national and regional broker-dealers and financial institutions. VPD also markets advisory services of affiliated asset managers to sponsors of managed account programs.

Our Competition

We face significant competition from a wide variety of financial institutions, including other asset management companies, as well as from proprietary products offered by our distribution sources such as banks, broker-dealers and financial planning firms. Competition in our businesses is based on several factors including investment performance, access to distribution channels, service to advisors and their clients, and fees charged. Our competitors, many of which are larger than we are, often offer similar products, use similar distribution sources, offer less expensive products, have greater access to key distribution channels and have greater resources than us.

Our Regulatory Matters

We are subject to regulation by the Securities and Exchange Commission (“SEC”), Financial Industry Regulatory Authority (“FINRA”) and other federal and state agencies and self-regulatory organizations. Each advisor, including unaffiliated sub-advisors, is registered with the SEC under the Investment Advisers Act. Each closed-end fund, open-end fund and defined portfolio is registered with the SEC under the Investment Company Act of 1940. VPD is registered with the SEC under the Securities Exchange Act of 1934 and is a member of FINRA.

The financial services industry is one of the most highly regulated in the United States and failure to comply with related laws and regulations can result in the revocation of registrations, the imposition of censures or fines, and the suspension or expulsion of a firm and/or its employees from the industry. All of our funds currently available for sale are qualified in all 50 states, Washington, D.C., Puerto Rico and the U.S. Virgin Islands. Most aspects of our investment management business, including the business of the sub-advisors, are subject to various federal and state laws and regulations.

Our officers, directors, and employees may, from time to time, own securities that are also held by one or more of our funds. Our internal policies with respect to personal investments are established pursuant to the provisions of the Investment Company Act and/or the Investment Advisers Act. Employees, officers and directors who, in the function of their responsibilities, meet the requirements of the Investment Company Act or Investment Advisers Act, or of FINRA regulations, must disclose personal securities holdings and trading activity. Those employees, officers and directors with investment discretion and access to investment decisions are subject to additional restrictions with respect to the pre-clearance of the purchase or sale of securities over which they have investment discretion or beneficial interest. Other restrictions are imposed upon access persons with respect to personal transactions in securities held, recently sold or contemplated for purchase by the Company’s open-end and closed-end funds. All access persons are required to report holdings and transactions on an annual and quarterly basis pursuant to the provisions of the Investment Company Act and Investment Advisers Act. In addition, certain transactions are restricted so as to seek to avoid the possibility of improper use of information relating to the management of client accounts.

Our Employees

As of December 31, 2008, we had approximately 300 full time equivalent employees. None of our employees is a union member. We consider our relations with our employees to be good.

Executive Officers

The following table sets forth certain information regarding the executive officers of the Company as of March 26, 2008:

Name	Age	Position
George R. Aylward	44	President, Chief Executive Officer and Director
Michael A. Angerthal	41	Executive Vice President, Chief Financial Officer and Treasurer
Nancy G. Curtiss	55	Executive Vice President, Head of Operations
J. Steven Neamtz	49	Executive Vice President, Head of Retail Distribution
Francis G. Waltman	46	Executive Vice President, Head of Product Management

Mr. Aylward is the Company’s President, Chief Executive Officer and Director. Mr. Aylward served as President, Asset Management, and Senior Executive Vice President of PNX from February 2007 through December 2008. He has also served as President of the Company since November 6, 2006. Mr. Aylward also served as Senior Vice President and Chief Operating Officer, Asset Management, of PNX from 2004 through 2006, and as Chief of Staff to the CEO of PNX, from 2002 through 2004. Mr. Aylward joined Phoenix in 1996 and served in several senior financial positions in its Asset Management business prior to 2002. Mr. Aylward is also President and Trustee (2006-present) of the Virtus Mutual Funds Family after having been Executive Vice President (2004-2006) and serves as Chairman, President and Chief Executive Officer of The Zweig Fund, Inc. and The Zweig Total Return Fund, Inc. (2006-present).

Mr. Angerthal is our Executive Vice President, Chief Financial Officer and Treasurer. Mr. Angerthal also serves as our principal accounting officer. Mr. Angerthal joined the Company on October 6, 2008. Prior to joining the Company, Mr. Angerthal had been the Chief Financial Officer of CBRE Realty Finance from 2005 to 2008. Prior to that, he held several positions with GE Corporation from 1996 to 2005. From 2002 to 2005, he served as Manager, Financial Planning & Analysis of GE Real Estate; from 1999 to 2002, he served as Staff Analyst, Investor Relations of GE Capital Corp.; and from 1996 to 1999, he served as Director, Finance of NBC. Prior to GE, he was a manager of business assurance in the audit practice of Coopers & Lybrand in New York.

Ms. Curtiss is our Executive Vice President, Operations. Ms. Curtiss is responsible for operations, mutual fund transfer agency and shareholder servicing. She has been associated with the Company in various capacities since 1987. She most recently served as Treasurer and Chief Financial Officer for the Company’s mutual funds, and managed PNX’s mutual fund accounting and administration. She has 28 years experience in the asset management and financial services business, including financial planning, asset/liability management, performance measurement, internal controls and product development, including 11 years specifically in the mutual funds business.

Mr. Neamtz is Executive Vice President, Retail Distribution, and had the same role with PNX since he joined the firm in December 2007 to direct the retail distribution efforts for PNX’s family of mutual funds and its separately managed account offerings. Prior to joining PNX, Mr. Neamtz had been Managing Partner of Ridgeline Capital, LLC from 2006 to 2007 with responsibility for business management. Prior to that, he held several positions with AIG SunAmerica, Inc. From 1996 to 2006, he served as Chief Executive Officer and Director of AIG SunAmerica Capital Services, Inc., a subsidiary of AIG SunAmerica that distributes annuities, mutual funds and asset management products, and as Executive Vice President and Director of AIG SunAmerica Asset Management, Inc.

Mr. Waltman is Executive Vice President, Product Management, and has had the same role at the Company since July 28, 2008. From January 2008 to July 2008, Mr. Waltman was Vice President, Head of Investment Product at Prudential Retirement. Prior to that, he held several positions at the Company, including Senior Vice President, Product Development and Management from February 2006 to December 2007, Vice President, Product Development and Management from January 2005 to February 2006, Chief Administrative Officer from August 2003 to December 2004 and Second Vice President from October 2002 to August 2003. Mr. Waltman first joined the Company in August 1990. Mr. Waltman currently serves as Senior Vice President for numerous trusts and mutual funds sponsored by the Company.

Equity Investment

Pursuant to an Investment and Contribution Agreement dated October 30, 2008, among PNX, Phoenix Investment Management Company (“PIM”), the Company, and Harris Bankcorp (the “Investment Agreement”), the Company authorized the sale of 9,783 shares of our Series A Preferred Stock to Harris Bankcorp. On October 31, 2008, PIM sold Harris Bankcorp 9,783 shares of our Series A Preferred Stock owned by it for a nominal amount. In connection with the proposed spin-off, on December 31, 2008, Harris Bankcorp and PIM exchanged the 9,783 shares of Series A Preferred Stock for an equal number of shares of our Series B Convertible Preferred Stock (the “Series B”). PIM then sold an additional 35,217 shares of our Series B to Harris Bankcorp for an aggregate purchase price of $35.0 million.

As a result, Harris Bankcorp currently holds 45,000 shares of our Series B. The Series B is initially convertible into approximately 23% of our fully diluted common stock. As a condition of the investment agreement, Harris Bankcorp has the right to nominate one director to our board of directors, so long as it beneficially owns at least 10% of our common stock (including shares issuable on the conversion of our Series B). Additionally, so long as at least 66-2/3% of the Series B initially sold to Harris Bankcorp remains outstanding, the holders of a majority of the then outstanding shares of Series B have the right to elect one director to our board of directors. In the event that Harris Bankcorp exercises the additional financing right described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Series B Convertible Preferred Stock,” and, as a result, beneficially owned in excess of 33% of our outstanding common stock (including shares issuable on the conversion of our Series B), it would have the right to appoint one additional director to our Board, subject to regulatory considerations.

The Series B ranks senior to our common stock and to any class or series of stock of the Company that we may issue in the future unless the terms of such stock expressly provides otherwise, and ranks junior to our existing and future indebtedness and liabilities.

For additional information on the terms of the Series B and Harris Bankcorp’s rights under the Investment Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Series B Convertible Preferred Stock”.

Available Information

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports filed or furnished pursuant to Section 13(a) of 15(d) of the Securities Exchange Act of 1934, will be available free of charge on the Company’s website located at www.virtus.com as soon as reasonably practicable after they are filed with or furnished to the SEC. These reports are also available at the SEC’s website at www.sec.gov.

A copy of the Company’s Corporate Governance Principles, its Code of Conduct, and the charters of the Audit Committee, the Compensation Committee and the Governance Committee are posted on the Company’s website, www.virtus.com, under “Investor Relations,” and are available in print to any person who requests copies by contacting Investor Relations by email to: corporate.secretary@virtus.com or by mail to Virtus Investment Partners, Inc., c/o Corporate Secretary, 100 Pearl Street, Hartford, CT 06103. Information contained on the website is not incorporated by reference or otherwise considered part of this document.

Item 1A.	Risk Factors

You should carefully consider the risks described below, together with all of the other information included in this Annual Report, in evaluating the Company and our common stock. If any of the risks described below actually occurs, our business, financial results, financial condition and stock price could be materially adversely affected.

Risk Factor Related to the Current Market Environment

Recent market and economic developments may materially and adversely affect our business, revenues, earnings, sales, assets under management, liquidity, financial condition and results of operations.

Financial markets have experienced unprecedented credit and liquidity issues as well as volatility and declines in the equity markets. Credit markets have suffered significantly, with many lenders and institutional investors reducing, and in some cases, ceasing to provide funding to borrowers, including other financial institutions. Additionally, concerns over increasing unemployment, fluctuating inflation and energy costs have contributed to diminished expectations for the economy and the financial markets going forward. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a deep and prolonged recession. As a result, there has been a severe impact on the global financial markets and economies.

This economic environment has had a direct impact on the actions of both retail and institutional investors. The continued erosion of the equity and fixed income markets has materially and adversely impacted our assets under management, which has resulted in lower fee revenues. Although it is not possible to predict how long this economic downturn will continue, it has, and will continue to have, a direct adverse impact on our financial results.

Asset managers, including the Company, have also experienced decreased investment inflows and an increase in redemptions of certain products, which creates further pressure on our net income and liquidity.

It is difficult to predict which aspects of our products and/or business will be adversely affected. However, the resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial and capital markets and reduced business activity materially and adversely affects us. Recent market and economic developments have affected, or have the potential to affect, us adversely by:

•	reducing the value of the assets we manage, which has resulted in, and will continue to result in, lower fee revenues;

•

impacting the returns and attractiveness of our investment products, which has caused and may continue to cause existing clients to withdraw assets and diminish our ability to attract assets from new and existing clients, which would result in lower sales and fee revenues;

•	causing a change in the mix of our assets under management to lower margin products;

•	exacerbating the conditions which caused us to recognize impairments of goodwill and intangible assets during the year ended December 31, 2008, which may lead to future impairments;

•	reducing or eliminating our ability to obtain refinancing for our existing $20.0 million loan and for our future cash requirements;

•	increasing the risk of not complying with debt covenants;

•	increasing competition from competitors that may be larger than we are and have more resources than we do;

•	affecting the access to, and reliability of, our intermediary distribution channels and service providers, which could adversely affect our sales, redemptions and business operations;

•	causing regulators to change laws and regulations that affect us, which may result in greater compliance costs and restrictions on our ability to do business;

•

encouraging litigation, arbitration and regulatory action in response to the increased frequency and magnitude of investment losses, which may result in unfavorable judgments, awards and settlements, regulatory fines and an increase in our related legal expenses;

•

increasing the difficulty of performing administrative functions such as determining the value of assets we manage, which may affect our service levels and our ability to retain existing clients or attract new clients;

•

damaging our reputation indirectly by association with the industries most seriously affected by market and economic developments, or directly due to a decline in investment performance or service levels, which may affect our ability to retain existing clients or attract new clients;

•

damaging our reputation due to the inability of investors to redeem auction rate preferred securities due to the recent failures of such remarketing auctions caused by illiquidity in the auction rate preferred market, which previously provided investment liquidity to certain of our closed-end funds; and

•

damaging our reputation or creating pressure to contribute capital to certain of our money market funds should these funds become at risk of falling below a $1.00 net asset value, referred to as “breaking the buck,” due to illiquidity in the money markets or credit-related impairments of their holdings.

Any of these negative effects may materially and adversely affect our business, revenues, earnings, sales, assets under management, liquidity, financial condition and results of operations.

Risk Factors Relating to Our Business

There are significant risks associated with our operation as a stand-alone public company.

Prior to December 31, 2008, we were an indirect majority-owned subsidiary of PNX. Following our December 31, 2008 spin-off from PNX, PNX no longer has any ownership interest in our Company.

Historically, as part of the PNX affiliated group, we had access to short-term and long-term credit, and services provided to affiliates within the PNX affiliated group. As a stand-alone public company, we have had to establish all of our own services, systems and controls and have been seeking to establish separate credit arrangements. While we have established our own separate services, operations and controls, as a stand-alone company we may encounter significant and unexpected difficulties and issues and may incur significant additional costs which we had neither expected nor planned.

Prior to our spin-off, we were part of the internal control environment of PNX, with internal controls over financial reporting established as part of the overall PNX internal control environment. As a stand-alone public company, we are in the process of assessing, modifying and implementing our own internal control environment. In connection with the audits of our financial statements for the year ended December 31, 2008, both we and our independent registered accounting firm identified significant deficiencies and material weaknesses with respect to our internal controls over financial reporting. See Item 9A Controls and Procedures for more information. Pursuant to the Sarbanes Oxley Act of 2002, we will be required to separately report on our internal control over financial reporting commencing with our Annual Report on Form 10-K for the year ended December 31, 2009. There can be no assurance that as part of that process, or otherwise, we may not identify one or more material weaknesses in our internal control over financial reporting as a separate, independent company, for which we would need to implement new or improved controls and remediation. We cannot provide assurance that these controls, procedures, policies and systems will adequately address and effectively mitigate all risks inherent in our business and operations.

Our historical consolidated financial information is not necessarily representative of the results we would have achieved as a stand-alone company and may not be a reliable indicator of our future results.

Our historical consolidated financial information included in this Annual Report does not reflect the financial condition, results of operations or cash flows we would have achieved as a stand-alone company during the periods presented or those we will achieve in the future. This is primarily a result of the following:

•	our historical financial information reflects the assets and business of Goodwin; however, the Goodwin assets and business are no longer part of the Company following the distribution;

•

our historical financial results reflect allocations of corporate expenses from PNX, which may be different than the comparable expenses we would have actually incurred in prior years or will incur as a stand-alone company;

•	our cost of debt and our capitalization are different from that reflected in our historical consolidated financial statements; and

•

significant changes have occurred and will continue to occur in our cost structure, management, financing and business operations as a result of our separation from PNX, including additional costs for us to establish our new operating infrastructure. Such costs include, but are not limited to, (i) additional employees required to perform tasks previously handled by PNX, (ii) a new board of directors for our company, (iii) standalone insurance coverage, (iv) standalone audit, legal and other professional services and costs and (v) costs associated with standalone SEC reporting and compliance.

Our separation from PNX could potentially increase our U.S. federal income tax expense by, among other things, reducing or eliminating our net operating loss carryforwards and other income tax benefits generated by our business over its history.

Due to the separation, we will no longer file a consolidated U.S. federal income tax return with PNX for years beginning after December 31, 2008. As a result, the Company and PNX will no longer be able to offset one another’s net operating and capital gains with net operating and capital losses to the extent otherwise available. In connection with the spin-off, the Company entered into a tax separation agreement with PNX on December 18, 2008, as amended on April 8, 2009. PNX has historically filed consolidated federal income tax returns, which included Virtus as a wholly owned subsidiary. At December 31, 2008, excluding the impact of the valuation allowance, deferred tax assets of $112.5 million are recorded in the Company’s financial statements, attributable primarily to the tax basis in excess of financial reporting basis in certain Company intangibles that will be retained by the Company in connection with the terms of the tax separation agreement, as amended. The final election to allocate federal income tax attributes is expected to be made by PNX upon the filing of its consolidated federal income tax return for the year ended December 31, 2008, which is due to be filed on or before September 15, 2009. The tax separation agreement, as amended, provides that PNX will make specific elections and waivers intended to preserve the Company’s tax basis in intangible assets. In the event that some or all of the tax attributes the Company expects to retain are ultimately not available to the Company, it would reduce or eliminate a portion of these deferred tax assets.

Poor investment performance of our products could adversely affect our assets under management, sales, revenues and earnings.

The securities markets can be volatile and have recently experienced periods of substantial declines. There are several ways in which market declines and volatility have affected, and have the potential to affect, us negatively, including:

•	limiting our fee revenues by reducing the value of the assets we manage;

•	decreasing sales of our investment products;

•	causing existing clients to withdraw assets from our managed investment products, which would result in lower fee revenues; and

•	increasing the risk of litigation, claims and regulatory action.

Net flows related to our asset management strategies can also be affected by investment performance relative to other asset management companies. Our asset management strategies are rated or ranked by independent third parties and individual distribution partners, and many industry periodicals and services provide assessments of the relative performance of our strategies. These assessments often affect the investment decisions of customers. If the relative performance or assessments of our strategies decline materially, the assets under management related to these strategies may decrease as customers select strategies with better performance.

Future periods of poor securities markets or relative performance would have an adverse effect on our assets under management, sales, revenues, the carrying value of our goodwill or intangible assets, and earnings.

We must satisfy financial covenants under our existing or any future financing arrangements.

In connection with the spin-off, the Company entered into a new secured loan agreement with Phoenix Life Insurance Company (“Phoenix Life”), as lender and the Company as borrower (the “Phoenix Loan Agreement”). Under the Phoenix Loan Agreement, the Company must maintain certain financial covenants. A summary of these financial covenants is included in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The terms of this loan required the Company to maintain a minimum net worth of $135.0 million. At December 31, 2008, we would not have been in compliance with this covenant as a result of our $127.1 million fourth quarter pre-tax non-cash impairment charge related to goodwill and intangible assets recorded on December 31, 2008, the date of our spin-off transaction. On March 31, 2009, the Company and PNX amended the loan agreement to decrease the minimum net worth covenant from $135.0 million to $50.0 million, effective as of December 31, 2008. There can be no assurance that at all times in the future we will satisfy all such covenants or obtain any required waiver or amendment, in which event the loan could become immediately due. In addition, if the Company enters into a new financing arrangement, it will likely have debt covenants. If the Company was not able to maintain compliance with such covenants, the Company could be subject to accelerated payment of the debt.

We may be unable to refinance our existing loan agreement or obtain other necessary financing for our other future cash needs.

Global credit markets and the financial services industry have been experiencing a period of unprecedented turmoil, and these events have adversely impacted the availability and cost of credit. The Company has been seeking to obtain financing to retire the remainder of its secured debt obligation to Phoenix Life, and for other future cash needs. Potential types of financing arrangements could include secured or unsecured credit facilities, lines of credit, or other bank financing arrangements. Given the continued weakness in the credit markets, and our limited operating history as a stand-alone independent company, there can be no assurance that we will obtain such financing on satisfactory terms, or on terms as favorable as those historically available from PNX.

In the event we are unable to obtain such new or replacement financing, we would rely upon our existing working capital and our cash flows from operations to satisfy our ongoing cash needs for our operations, including our obligations under the outstanding Phoenix Life loan and our payment of preferred stock dividends. There can be no assurance that such existing and future cash resources will be sufficient at all times for our operations and if not sufficient at any time, we may be required to reduce our costs, curtail certain of our operations or consider equity financing or other strategic initiatives.

Assuming we obtain new or replacement financing, we would expect that the financing arrangement would include significant financial and other covenants. The existing difficult economic environment, which we expect to continue and which could deteriorate further, is expected to continue to impact our business and financial results. As a result, there can be no assurance that the Company would at all times satisfy all financial and other covenants under any new or replacement financing.

Any decrease in revenues would likely impact our margins due to our non-variable expenses.

A decline in revenues due to decreases in value of our assets under management or an adverse change in the composition of our assets under management may also disproportionately impact our operating margins since certain of our overhead and other costs are not variable and would take a period of time to reduce relative to any decrease in revenues.

Our business operations, investment returns and profitability could be adversely impacted by inadequate performance of third-party relationships.

We are dependent on certain third-party relationships to maintain essential business operations. These services include, but are not limited to, information technology infrastructure, application systems support, mutual fund and investment accounting services, transfer agent and cash management services, custodial services, records storage management, backup tape management, security pricing services, payroll, legal and employee benefit programs. In addition, we maintain contractual relationships with certain investment management firms to sub-advise some of our portfolios.

We periodically negotiate provisions and renewals of these relationships and there can be no assurance that such terms will remain acceptable to such third parties or us. An interruption in our continuing relationship with certain of these third parties or any material delay or inability to deliver essential and any other contracted services could materially affect our business operations and potentially adversely affect our profitability.

Clients can withdraw assets from our management for a variety of reasons, which could lead to a decrease in our revenues and earnings.

Generally, our clients can terminate their relationships with us or our distribution partners at will or on relatively short notice. They can also reduce the aggregate amount of assets we manage for them or shift their investments to lower fee products that we manage for various reasons, including investment performance, changes in investment preferences, changes in reputation in the marketplace, changes in client management or ownership, loss of key investment management personnel and financial market performance. In declining markets, the pace of mutual fund redemptions and withdrawals of assets from other accounts could accelerate. Poor performance relative to other asset management firms may result in decreased purchases of fund shares, increased redemptions of fund shares, and the loss of institutional or individual accounts. A reduction in the assets we manage, and the associated decrease in revenues and earnings, could have a material adverse effect on our business.

Our separation from PNX could adversely affect our business and profitability due to the loss of PNX’s brand and reputation.

As a majority-owned subsidiary of PNX, we marketed certain of our products and services using the “Phoenix” brand name and logo. While prior to the distribution we had already begun to market and build awareness of our new name and brand, our name change to Virtus could potentially adversely affect our ability to attract and retain customers and their investments, which, if it were to occur, could result in asset outflows or reduced sales of our mutual funds and other investment products. Further, developing broad name recognition can be expected to take significant time and effort. As the spin-off occurred at the end of 2008, we cannot as yet predict the longer-term effect that our separation from PNX will have on our business, customers, sub-advisors, distribution partners or employees.

As with all asset management businesses, we are subject to reputational risk.

As with other asset management firms, our reputation is an important asset to us and any potential issues, events or other matters which might negatively impact our reputation or perception among our customers could adversely affect our assets under management and financial results. The unprecedented volatility in the capital and financial markets over the past twelve months, which has resulted in the substantial decline in asset values, impacts the asset management industry as a whole as well as customer perceptions. Further, any issues specific to our Company, such as any noncompliance with any of the legal and regulatory requirements to which our business is subject, or any customer dissatisfaction or claim, could also potentially impact our reputation among customers, which may adversely impact our assets under management and financial results.

The agreements with PNX may involve, or may appear to involve, conflicts of interest and may not have the same terms as arms length agreements.

Because the spin-off involved the separation of PNX’s existing businesses into two independent companies, we entered into certain agreements with PNX to provide a framework for our initial relationship with PNX following the spin-off. These agreements were established by PNX while we were still an indirect wholly-owned subsidiary of PNX. Accordingly, prior to the spin-off, our officers were employees or officers of PNX or its subsidiaries and, as such, had an obligation to serve the interests of PNX and its subsidiaries. As a result, the agreements with PNX were under the control of PNX and may not be the same agreements entered into on an arm’s length basis.

In addition, we and PNX have mutual rights and obligations related to these and other agreements entered into prior to or in connection with our spin-off. In the event for any reason PNX is unable or unwilling to meet its obligations under these agreements, our business, financial position or results of operations may be materially adversely affected.

We might be unable to attract or retain employees who are integral to our business.

The success of our business is dependent to a large extent on our ability to attract and retain key employees. Competition in the job market for professionals such as our senior executives, heads of our various business units, our portfolio managers, securities analysts and sales personnel is generally intense. Most of our employees are not subject to employment contracts or non-compete agreements. Any inability to retain our key employees, or to attract and retain additional qualified employees, could have a negative impact on our business.

In addition, because the success of our business depends upon our key personnel, our ability to prepare in advance for and to respond to any unexpected management changes will be important for the success of our business. Any inability or delay by us in replacing any of our key management positions that may become vacant could negatively impact our management team and future business operations and results.

The independent trustees or directors of our mutual funds and closed-end funds, intermediary program sponsors, managed account clients and institutional asset management clients could terminate their contracts with us. This would reduce our revenues and earnings.

Each of the mutual funds and closed-end funds for which we act as investment advisor or sub-advisor is registered under the Investment Company Act of 1940 (the “Investment Company Act”) and is governed by a board of trustees or board of directors. Each fund’s contract is renewed annually by the fund’s board. Either the board members or, in limited circumstances, the stockholders may terminate an advisory contract with us and move the assets to another investment advisor. The board members also may deem it to be in the best interests of a fund’s stockholders to make other decisions adverse to us, such as reducing the compensation paid to us, requesting that we subsidize fund expenses over certain thresholds or imposing restrictions on our management of the fund.

Our asset management agreements with intermediary program sponsors, private clients and institutional clients are generally terminable by these sponsors and clients upon short notice without penalty. As a result, there would be little impediment to these sponsors or clients terminating our agreements if they became dissatisfied with our performance.

The termination of any of the above agreements relating to a material portion of assets under management would adversely affect our investment management fee revenues and earnings and could possibly require us to take a charge to earnings as a result of the impairment of the goodwill or intangible assets associated with our asset managers.

Goodwill or intangible assets could become further impaired requiring a charge to earnings in the event of significant market declines, net outflows of assets or losses of investment management contracts.

At December 31, 2008, total assets on our balance sheet were $159.0 million and included $65.8 million of goodwill and other intangible assets. We test our goodwill and other intangible assets for impairment on an annual basis or more frequently whenever events or changes in circumstances warrant. The amount of goodwill and intangible assets on our balance sheet is supported by the assets under management and the related revenues of the business. Recent impairment charges related to these assets were triggered by the significant declines in the equity markets and the decline in valuations of financial companies that were experienced primarily in the second half of 2008. It might be necessary to recognize additional impairment of these assets should these events worsen or recur or if we experience additional decreases in assets under management for these or any other reasons, such as material outflows, the termination of a material investment management contract or material outflows if clients withdraw their assets following the departure of a key employee. To the extent that declines in the capital markets and general global economy continue, further impairment becomes more likely, which would negatively impact our results of operations and financial position.

We face strong competition in our businesses from mutual fund companies, banks and asset management firms. This competition could impair our ability to retain existing customers, attract new customers and maintain our profitability.

We face strong competition in our businesses. We believe that our ability to compete is based on a number of factors, including investment performance, service, distribution capabilities and relative scale. We are also highly dependent on our distribution relationships. Our actual and potential competitors include a large number of mutual fund companies, banks and asset management firms, many of which have advantages over us. Industry consolidation has resulted in larger competitors with financial resources, marketing and distribution capabilities, and brand identities that are stronger than ours. Larger firms also may be able to offer, due to economies of scale, lower cost products. If we do not compete effectively in this environment, our profitability and financial condition would be materially adversely affected.

Potential changes in federal and state regulation may increase our business costs, which could adversely affect our business, consolidated operating results, financial condition or liquidity.

We are subject to compliance with the Sarbanes-Oxley Act of 2002, as well as regulation by the SEC, the Financial Industry Regulatory Authority (“FINRA”) and other federal and state agencies and self-regulatory organizations (including NASDAQ). Each advisor (including unaffiliated sub-advisors) is registered with the SEC under the Investment Advisers Act of 1940 (the “Investment Advisers Act”). Each closed-end fund and open-end fund is registered with the SEC under the Investment Company Act. Our broker-dealer is registered with the SEC under the Securities Exchange Act and is a member of FINRA. All of our funds currently available for sale are qualified in all 50 states, Washington, D.C., Puerto Rico, and the U.S. Virgin Islands. Most aspects of our investment management business, including the business of the sub-advisors, are subject to various federal and state laws and regulations.

These laws generally grant supervisory agencies and bodies the power to limit or restrict us and any sub-advisor from carrying on its investment management business in the event that it fails to comply with such laws and regulations. Sanctions may include the suspension of individual employees, limitations on our engaging in the investment management business for specified periods of time, the revocation of the advisors’ registrations as investment advisors or other censures and fines.

Compliance with these laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may increase materially our direct and indirect compliance costs and other expenses of doing business, thus having an adverse effect on our business and operating results.

Although we spend substantial time and resources on our compliance policies, procedures and practices, non-compliance with applicable statutes, laws, rules, regulations and other requirements or our inability to timely and properly modify and update our compliance policies, procedures and practices to this frequently changing and highly complex regulatory environment, could result in our being subject to sanctions, fines, penalties, cease and desist or other relief, license revocation, suspensions or even expulsion from particular activities or markets.

Legal and regulatory actions are inherent in our businesses and could result in financial losses or harm to our businesses.

We are at various times involved in litigation and arbitration, both as a defendant and as a plaintiff. In addition, various regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, securities laws and laws governing the activities of broker-dealers. At various times we and our employees have also been subject to other claims alleging violations of rules and regulations of the SEC, FINRA and other regulatory authorities. There has been a significant increase in federal and state regulatory activity relating to financial services companies. We may be subject to further related or unrelated inquiries or actions in the future.

There can be no assurance that our assessment of any claim or regulatory inquiry or proceeding will reflect the ultimate outcome and the outcome of any particular matter may be material to our operating results for a particular period.

It is not feasible to predict or determine the ultimate outcome of all legal or regulatory proceedings or to provide reasonable ranges of potential losses. We believe that the outcomes of our litigation and regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition. However, because of the inherent difficulty of predicting the outcome of any legal claims or regulatory inquiries or other matters, we cannot provide assurance as to the outcome of this or other pending or future matters, or if ultimately determined adversely to us, the loss, expense or other amounts or sanctions attributable to such matter, particularly where the matter presents complex or new or unsettled claims or legal theories. The resolution of such matter or matters, if unfavorable, could have a material adverse effect on our operating results.

While we maintain insurance that we believe is appropriate relative to our business and the potential claims and liabilities to which we may be exposed, we cannot be assured that insurance will cover many of our potential liabilities or losses, particularly any regulatory liabilities or penalties which are generally not covered by insurance. In addition, insurance coverage may become more costly and require higher deductibles or co-insurance arrangements, and may not be available to cover certain potential claims or liabilities we may incur. Should this occur, it would expose us to greater non-insured losses, increase our expenses and negatively impact our earnings.

Misconduct by our employees, sub-advisors and distribution partners is difficult to detect and deter and could harm our business, results of operations or financial condition.

Misconduct by our employees, sub-advisors or distribution partners could be determined to be violations of law resulting in regulatory sanctions or could result in serious reputational or financial harm. Misconduct can occur in each of our businesses and could include:

•	binding us to transactions that exceed authorized limits;

•	hiding unauthorized or unsuccessful activities resulting in unknown and unmanaged risks or losses;

•	improperly using or disclosing confidential information;

•	recommending or executing transactions that are not suitable;

•	engaging in fraudulent or otherwise improper activity;

•	engaging in unauthorized or excessive trading to the detriment of customers; or

•	otherwise not complying with laws or our control procedures.

We cannot always deter misconduct by our employees, sub-advisors and distribution partners, and the precautions we take to prevent and detect this activity may not be effective in all cases. Prevention and detection of misconduct among our sub-advisors and distribution partners, who are not employees of the Company, may be difficult. Misconduct by our employees, sub-advisors or distribution partners may have a material adverse effect on our business and operating results.

We are continuing to develop our own risk management processes and procedures, which may not be effective against all of our business risks.

As a stand-alone public company, we continue to develop our risk management processes and procedures. However, these processes and procedures may not be fully effective to address and guard against a constantly changing and highly complex regulatory environment, and we cannot be assured that our risk management approach will fully mitigate our exposure to all types of significant risk.

Intermediary distribution channels account for a majority of our sales and our assets under management.

Our operating model has historically relied on our intermediary distribution channels to account for a substantial portion of our sales and of our assets under management. Our success in our intermediary distribution channel depends upon our continuing to maintain strong relationships with our third-party intermediaries and with our other strategic distribution relationships. Any material reduction in these distribution relationships would impact the sales of our products, our assets under management and our revenues. In addition, these intermediaries generally offer their customers a significant array of investment products which are in addition to, and which compete with, our own investment products, and there is no assurance that these intermediaries or their customers may not favor competing investment products over those we offer. Further, consolidation in the financial services industry, of which our distribution channels are a part, could negatively impact future relationships and distribution channels.

Any failure to comply with established client investment guidelines or other contractual requirements could result in claims from clients and regulatory sanctions.

The agreements under which we manage assets often have established investment guidelines or other contractual requirements that we are required to comply with in providing our asset management services. Any failure to comply with these guidelines or other requirements could result in client claims, withdrawal of assets, and potential regulatory sanctions, any of which may negatively impact our revenues and earnings.

We conduct our asset management business in a number of different geographical locations.

Our affiliated managers who conduct our asset management services are located at various geographical locations throughout the United States. Their operations and services are coordinated and overseen from our headquarters. We have operated in this fashion for many years and we believe that we have been able to coordinate and appropriately oversee all of our asset management services through this business model. However, because we operate from more than one location, we could encounter technology, operational and oversight issues which potentially might not exist if we operated in one location.

We could experience temporary business interruptions in our technology infrastructure and thereby incur substantial additional costs.

Our technology systems are critical to our operations and any failure or interruption of those systems or of our operations, whether resulting from technology or infrastructure breakdowns or defects or due to external causes such as fire or power disruptions, could result in financial loss and impact our reputation, growth and prospects.

Risk Factors Relating to Our Common Stock

Because of our size, there may be little institutional interest or trading volume in, or research analyst coverage of, our common stock.

Public companies with relatively small market capitalizations such as we have, often have difficulty generating institutional interest or trading volume in their stock. This illiquidity can result in relative price discounts as compared to industry peers or to the stock’s inherent value. It can also result in limited research analyst coverage, the absence of which makes it difficult for a company to establish and hold a market following. Accordingly, our size could lead to our stock trading at prices that are significantly lower than our estimate of its inherent value.

Our rights plan and applicable laws may discourage takeovers and business combinations that our stockholders might consider to be in their best interests.

We are subject to the provisions of Delaware law described below regarding business combinations with interested stockholders.

Section 203 of the Delaware General Corporation Law applies to a broad range of business combinations between a Delaware corporation and an interested stockholder. The Delaware law definition of a “business combination” includes mergers, sales of assets, issuances of voting stock and certain other transactions. An “interested stockholder” is defined as any person who owns, directly or indirectly, 15% or more of the outstanding voting stock of a corporation.

Section 203 prohibits a corporation from engaging in a business combination with an interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder, unless:

•

the board of directors approved the business combination before the stockholder became an interested stockholder, or the board of directors approved the transaction that resulted in the stockholder becoming an interested stockholder;

•

upon completion of the transaction which resulted in the stockholder becoming an interested stockholder, such stockholder owned at least 85% of the voting stock outstanding when the transaction began other than shares held by directors who are also officers and other than shares held by certain employee stock plans; or

•

the board of directors approved the business combination after the stockholder became an interested stockholder and the business combination was approved at a meeting by at least two-thirds of the outstanding voting stock not owned by such stockholder.

In addition, in connection with the spin-off, we adopted a stockholders’ rights agreement in substantially the same form as that of our parent company. Under the agreement, if any person or group (other than Bank of Montreal and its controlled affiliates) acquires, or begins a tender or exchange offer that could result in such person acquiring, 15% or more of our common stock without approval by our board under specified circumstances, our other stockholders will have the right to purchase shares of our common stock, or shares of the acquiring company, at a substantial discount to the public market price.

We cannot predict the price range or volatility of our common stock.

From time to time, the market price and volume of shares traded of companies in the asset management industry experience periods of significant volatility. Company-specific issues and general developments in the asset management industry or the economy may cause this volatility. The market price of our common stock may fluctuate in response to a number of events and factors, including:

•	general economic, market and political conditions;

•

quarterly variations in our results of operations or financial position or the fact that our results of operations or financial position could be below the expectations of the public market, analysts or investors;

•	changes in financial estimates and recommendations by securities analysts;

•	operating and market price performance of other companies that investors may deem comparable;

•	press releases or publicity relating to us or our competitors or relating to trends in our markets; and

•	purchases or sales of common stock or other securities by insiders.

In addition, broad market and industry fluctuations, as well as investor perception and the depth and liquidity of the market for our common stock, may adversely affect the trading price of our common stock, regardless of our actual operating performance.

Until an orderly market develops in our common stock, the price at which our common stock trades may fluctuate significantly and may be lower or higher than the price that would be expected for a more seasoned outstanding issue.

There may not be an active trading market for shares of our common stock.

There is a limited history of public trading of our common stock. The shares of our common stock are listed on the Nasdaq Global Market under the symbol “VRTS.” We cannot predict the extent to which investor interest in the Company will result in active trading in our common stock in the future or how liquid such a market will be, and there can be no assurance as to the price at which our common stock will continue to trade.

We may not pay dividends on our common stock.

We do not plan on initially paying any cash dividends on our common stock. However, the owners of our common stock may receive dividends when declared by our board from funds available for the payment of dividends. All decisions regarding the declaration and payment of dividends will be evaluated from time to time in light of our financial condition, earnings, growth prospects, other uses of cash, funding requirements, applicable law and other factors our board deems relevant.

Risk Factors Relating to the Equity Investment

The agreements the Company has entered into in connection with the equity investment made by Harris Bankcorp contains restrictions that could limit our ability to obtain additional equity financing.

The approval of the holders of our Series B Convertible Preferred Stock is required to effect certain significant issuances of equity securities of the Company or any of its controlled subsidiaries. Such required approval may restrict our ability to carry out our business objectives, take advantage of opportunities such as acquisitions that could supplement or grow our business and could have a material adverse effect on our ability to service our debt and operate our business.

The voting power of the holders of our convertible preferred stock may discourage third party acquisitions of the Company at a premium.

We are required to obtain the approval of holders of our Series B Convertible Preferred Stock for any merger, consolidation, acquisition, business combination, sale of all or substantially all of the assets of the Company or its subsidiaries, or any similar transaction or pledge of assets, in certain circumstances. This may have the effect of discouraging offers to acquire control of the Company and may preclude holders of Company common stock from receiving any premium above market price for their shares that may otherwise be offered in connection with any attempt to acquire control of the Company.

For further information, restrictions and obligations concerning our Series B Convertible Preferred Stock, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Series B Convertible Preferred Stock”.

The additional financing right of the holders of our Series B Convertible Preferred Stock may increase the costs of any future equity financing.

Harris Bankcorp has an additional financing right until December 31, 2010 as long as it, or any of its affiliates, holds at least 10% of our outstanding common stock (including assuming conversion of our Series B Convertible Preferred Stock.) If the Company determines to raise equity financing for the purpose of financing our business (other than shares issued under any employee benefit plan, in connection with the acquisition of another company or pursuant to any stock split, stock dividend or recapitalization by the Company), we must offer Harris Bankcorp the initial opportunity to provide such financing up to a principal amount of $25 million of newly issued preferred stock. Any newly issued preferred stock would have the same terms as the Series B Convertible Preferred Stock, except with respect to the conversion price, which would be the lower of the current conversion price of the Series B Convertible Preferred Stock or the current per share volume-weighted average price of our common stock over the ten trading days immediately prior to the consummation of this additional financing right. As a result, should Harris Bankcorp choose to exercise the right, it could cause the financing to be more expensive than financing we might otherwise obtain.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report contains statements, including under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are, or may be considered to be, forward-looking statements. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “plan,” “intend,” “believe,” “anticipate,” “may,” “should,” or similar statements or variations of such terms.

Our forward-looking statements are based on a series of expectations, assumptions and projections about our Company, are not guarantees of future results or performance, and involve substantial risks and uncertainty, including assumptions and projections concerning our assets under management, net cash inflows and outflows, operating cash flows, and future credit facilities, for all forward periods. All of our forward-looking statements are as of the date of this Annual Report only.

The Company can give no assurance that such expectations or forward-looking statements will prove to be correct. Actual results may differ materially. The Company does not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Annual Report, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. If there are any future public statements or disclosures by us which modify or impact any of the forward-looking statements contained in or accompanying this Annual Report, such statements or disclosures will be deemed to modify or supersede such statements in this Annual Report.

An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Annual Report or included in our other periodic reports filed with the SEC could materially and adversely affect our operations, financial results, cash flows, prospects, and liquidity.

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report, as well as the following risks and uncertainties: (a) the effects of recent adverse market and economic developments on all aspects of our business; (b) the poor performance of the securities markets; (c) the poor relative investment performance of some of our asset management strategies and the resulting outflows in our assets under management; (d) any lack of availability of additional financing on satisfactory terms or at all; (e) any inadequate performance of third-party relationships; (f) the withdrawal of assets from our management; (g) the impact of our separation from PNX; (h) our ability to attract and retain key personnel in a competitive environment; (i) the ability of independent trustees of our mutual funds and closed-end funds, intermediary program sponsors, managed account clients and institutional asset management clients to terminate their relationships with us; (j) the possibility that our goodwill or intangible assets could become further impaired, requiring a charge to earnings; (k) the strong competition we face in our business from mutual fund companies, banks and asset management firms most of which are larger than we are; (l) potential adverse regulatory and legal developments; (m) the difficulty of detecting misconduct by our employees, sub-advisors and distribution partners; (n) changes in accounting standards; (o) the difficulty in successfully completing future acquisitions; and (p) other risks and uncertainties described in this Annual Report or in any of our filings with the SEC.

Other factors which may impact our continuing operations, prospects, financial results and liquidity or which may cause actual results to differ from such forward-looking statements are discussed or included in the Company’s periodic reports filed with the SEC and are available on the our website at www.virtus.com under “Investor Relations”. You are urged to carefully consider all such factors.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal offices are located at 100 Pearl St., 9th Floor, Hartford, CT 06103. In addition, our wholly owned asset management firms lease office space in Illinois, California and New York.

Item 3.	Legal Proceedings.

From time to time we are involved in litigation and arbitration, both as a defendant or as a plaintiff. In addition, various regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, securities laws, laws governing the activities of broker-dealers and other laws and regulations affecting our products. It is not feasible to predict or determine the ultimate outcome of all legal or regulatory proceedings or to provide reasonable ranges of potential losses. We believe that the outcomes of our litigation and regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition. However, given the large or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation and regulatory matters, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operations or cash flows in particular quarterly or annual periods. See “Risk Factors,” and Note 10 to our consolidated financial statements for additional information on outstanding litigation.

Item 4.	Submission of Matters to a Vote of Security Holders.

On December 31, 2008, PNX distributed 100% of our common stock to PNX shareholders (other than shares withheld to satisfy certain withholding conditions). Prior to the spin-off, the Company was an indirect majority-owned subsidiary of PNX and in such capacity PNX approved a number of matters related to the spin-off including the Company’s Amended and Restated Certificate of Incorporation, name change, and other spin-off related documents. See the Company’s Registration Statement in Form 10, as amended, filed with the Securities and Exchange Commission for more information.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the NASDAQ Global Market under the trading symbol “VRTS.” Information regarding the high and low sales prices per share of common stock in 2008 and 2007 is not contained herein as the Company’s common stock did not begin trading on the NASDAQ Global Market until January 2, 2009.

The payment of any dividends on our common stock and the amount thereof would be determined by the board of directors depending upon, among other factors, the Company’s earnings, operations, financial condition, capital requirements, and general business outlook at the time payment is considered. Additional information regarding the Company’s payment of dividends on shares of Series B Convertible Preferred Stock is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividends on Series B Convertible Preferred Stock”.

The number of holders of record of the Company’s common stock at April 7, 2009 was 172,503.

Item 6.	Selected Financial Data.

The following table sets forth our selected consolidated financial and other data at the dates and for the periods indicated. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report.

	Years Ended December 31,
	2008 (1)	2007 (1)	2006 (1)	2005 (2)	2004 (3)
($ in millions)
Results of Operations
Revenues	$178.3	$226.2	$218.6	$237.4	$273.7
Goodwill and intangible asset impairments (4)	559.3	0.3	32.5	11.1
Expenses	760.1	220.9	262.5	256.5	262.8
Operating income (loss)	(581.8)	5.3	(43.9)	(19.1)	10.9
Net loss	(529.1)	(14.2)	(47.6)	(33.1)	(18.7)
Loss per share—basic and diluted (5)	(91.75)	(2.45)	(8.24)	(5.74)	(3.24)

EBITDA (6)	(2.4)	38.1	26.2	22.1	37.0

	As of December 31,
	2008 (1)	2007 (1)	2006 (2)	2005 (2)	2004 (3)
Balance Sheet Data
Cash and cash equivalents	$51.1	$36.8	$33.9	$23.8	$50.0
Intangible assets, net	61.0	208.2	237.7	295.9	308.4
Goodwill	4.8	454.4	454.4	454.4	416.9
Total assets	159.0	752.2	781.1	825.0	834.0
Accrued compensation and benefits	22.9	34.1	35.3	30.1	31.9
Notes payable (7)	20.0	42.0	436.3	508.1	460.0
Total liabilities	77.4	127.2	527.6	598.0	607.7
Convertible Preferred Stock	45.0
Total stockholders’ equity	36.6	624.9	253.5	227.0	226.3

Assets Under Management (8)
($ in billions)
Total assets including Goodwin	$22.6	$55.5	$58.1	$50.9	$56.2
Total assets excluding Goodwin	22.6	40.4	43.6	35.7	39.9

(1)	Derived from audited consolidated financial statements included elsewhere in this Annual Report.
(2)	Derived from audited consolidated financial statements not included elsewhere in this Annual Report.
(3)	Derived from unaudited consolidated financial statements.
(4)	In 2008, we recorded pre-tax non-cash impairment charges of $559.3 million related to goodwill and other intangible assets. We determined that several triggering events had occurred during the year as a result of the changes in the market environment, specifically the equity market declines, a marked decrease in credit market liquidity and unprecedented government intervention in the financial markets. Based on the results on our impairment assessment, we recorded $449.0 million of goodwill and $110.3 million of intangible asset impairments. The primary drivers of the impairment were the reduction in assets under management, due to markets and valuation multiples for asset managers being at multi-year lows.
(5)	Following the spin-off from PNX, the Company had 5,772,076 common shares outstanding. This amount is being used to calculate the loss per share for the periods prior to the spin-off. The same number of shares has been used to calculate basic earnings per share and diluted earnings per share for all periods as there were no shares of Virtus common stock publicly traded prior to December 31, 2008, and no Virtus share options nor restricted stock units were outstanding prior to the spin-off.
(6)

The supplemental measure “EBITDA,” a non-GAAP liquidity measure, defined as earnings before interest expense, income taxes, depreciation and amortization is provided in addition to, but not as a substitute for, cash flow from operations. EBITDA, as calculated by us, may not be consistent with computations of EBITDA by other companies. As a measure of liquidity we believe that EBITDA is a useful indicator of our ability to service debt, make new investments and meet working capital requirements. We further believe that many investors use this information when analyzing the financial position of companies in the asset management industry. The results include $7.5 million, $5.8 million and $0.3 million related to non-cash stock based compensation expenses and unrealized mark-to-market adjustments in 2008, 2007 and 2006, respectively. Adjusting for these items, EBITDA would have been $5.1 million, $43.9 million and $26.5 million in 2008, 2007 and 2006, respectively.

(7)	All notes for all years were with either PNX or Phoenix Life. Therefore, for the years 2004 through 2007 these notes were with related parties. Effective with the spin-off on December 31, 2008, the $20.0 million note continues to be with Phoenix Life which is no longer considered a related party.
(8)	Historical financial results included in this Annual Report reflect the effect of including Goodwin’s results in the Company’s operations. For all years presented, the caption “total assets excluding Goodwin” exclude PNX’s general account as well as third-party institutional assets managed by Goodwin which are no longer managed by the Company effective with the spin-off on December 31, 2008. The caption “Total assets including Goodwin” at December 31, 2008 does not include any Goodwin managed assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report.

This discussion contains forward-looking statements that involve risks and uncertainties. See “Special Note About Forward-Looking Statements” for more information. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report, particularly under the heading “Risk Factors.”

Overview

Separation from The Phoenix Companies, Inc.

Prior to December 31, 2008, we were an indirect majority-owned subsidiary of The Phoenix Companies, Inc. (“PNX”). On February 7, 2008, PNX announced that its board of directors had determined to pursue the spin-off of the Company, the asset management business of PNX, excluding the net assets and business of the Company’s subsidiary, Goodwin. Goodwin, which historically had been a subsidiary of Virtus, was distributed to PNX in connection with the spin-off. On December 12, 2008, the PNX board of directors formally approved the spin-off and declared a dividend payable to each PNX holder of record at the close of business on the record date for the distribution of one share of our Virtus common stock for every 20 shares of PNX common stock. The distribution of 100% of our Virtus common stock to PNX stockholders (other than shares withheld to satisfy certain withholding obligations) was made on December 31, 2008. Following the spin-off, PNX does not have any ownership interest in the Company.

Our Business

We are a provider of investment management products and services to individuals and institutions. We operate a multi-manager asset management business, comprising a number of individual affiliated managers, each having its own distinct investment style, autonomous investment process and brand. We believe our customers value this approach, especially institutional customers who appreciate individual managers with distinctive cultures and styles.

Investors have an array of needs driven by factors such as market conditions, risk tolerance and investment goals. A key element of our business is offering a variety of investment styles and multiple disciplines to meet those needs. To that end, for our mutual funds, we supplement the investment capabilities of our affiliated managers with those of select unaffiliated sub-advisors. We do that by partnering with these sub-advisors whose strategies are not typically available to retail mutual fund customers.

We provide our products in a number of forms and through multiple distribution channels. Our retail products include open-end mutual funds, closed-end funds and separately managed accounts. Our fund family of 49 open-end funds is distributed primarily through intermediaries. Our five closed-end funds trade on the New York Stock Exchange. Retail separately managed accounts are comprised of intermediary programs sponsored and distributed by unaffiliated brokerage firms, as well as private client programs, originated and maintained by our affiliated managers. We also manage institutional accounts for corporations, multi-employer retirement funds and foundations, endowments, special purpose funds and other types of institutions. Our earnings are primarily driven by asset-based investment management fees charged on these various products. These fees are based on a percentage of assets under management and are calculated using either daily or weekly average assets or assets at the end of the preceding quarter.

Our Profitability Drivers

Our profitability is primarily driven by the following factors:

•

Investment management fees earned on assets under management. Depending on the product, these fees can be based on average daily or weekly market values, end of the preceding quarter market values, or outstanding principal values of the assets being managed. Assets under management are principally driven by the following factors:

•	sales less redemptions (net flows); and

•	absolute and relative performance.

•	Operating expenses, including:

•	base compensation;

•	variable incentive compensation;

•	distribution expenses; and

•	administrative expenses.

•	Amortization and impairment of intangibles, principally related to acquired investment contracts.

Recent Market Developments

Financial markets have experienced unprecedented credit and liquidity issues as well as volatility and declines in the equity markets. Credit markets have suffered significantly, with many lenders and institutional investors reducing, and in some cases, ceasing to provide funding to borrowers, including other financial institutions. Additionally, concerns over increasing unemployment, fluctuating inflation and energy costs have contributed to diminished expectations for the economy and the financial markets going forward. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a deep and prolonged recession. As a result, there has been a severe impact on the global financial markets and economies.

This economic environment has had a direct impact on the actions of both retail and institutional investors. The continued erosion of the equity and fixed income markets has impacted the value of our assets under management which has resulted in lower fee revenues. The continuing turmoil in the equity and debt markets impacts investor confidence and investors favoring significantly lower investment risk. Our ability to attract investors and to grow our assets under management in the existing capital markets and economic environment, which is expected to continue through 2009 and possibly beyond, can be expected to impact our assets under management and our revenues, earnings and assets under management as well as our ability to forecast the future. In addition, because we experienced a significant decline in our assets under management in the 2008 third and fourth quarters and our assets under management at December 31, 2008 are significantly below our average assets under management for the 2008 full year, it is likely that we will experience a material decrease in revenue in 2009 absent significant improvement in the global economy and capital markets.

The decrease in our assets under management is driven in great part due to the equity markets, with the S&P 500 Index down 22.5% for the three-month period from September 30, 2008 through December 31, 2008. We have seen decreased investment inflows and an increase in redemptions of certain products.

The value of the Company’s goodwill and intangibles assets is based on assets under management and the related revenue. As a result, significant and sustained declines in assets under management impact the valuation of these intangible assets.

Summary Analysis of Results of Operations

Year ended December 31, 2008 compared to year ended December 31, 2007. In 2008, we had a net loss of $528.0 million in 2008 compared with a net loss of $14.2 million in 2007. This was primarily driven by $559.3 million of pre-tax non-cash goodwill and intangible asset impairment charges. Revenues decreased by $47.9 million primarily due to a $12.8 billion decrease in average assets under management as a result of significant market declines in 2008 combined with net outflows during the year. Operating expenses, excluding the impairment charges, decreased $21.3 million mainly due to lower employment, distribution and amortization expenses.

Assets Under Management

Our total assets under management as of December 31, 2008 were $22.6 billion, which excludes $14.0 billion of fixed income assets managed by Goodwin that, as a result of the spin-off, are no longer managed by us as of December 31, 2008. The discussion and analysis of our assets under management excludes the Goodwin-managed assets from all years unless noted otherwise.

Assets Under Management by Product

The following table presents our assets under management by product for the periods indicated:

	As of December 31,
	2008	2007	2006
($ in billions)
Retail assets
Mutual fund assets
Money market funds	$4.7	$6.2	$5.7
Long-term open-end funds	6.7	11.0	11.3
Closed-end funds	4.0	5.1	4.9

Total mutual fund assets	15.4	22.3	21.9

Separately managed accounts
Intermediary sponsored programs	1.4	2.7	3.8
Private client accounts	1.6	2.7	3.0

Total managed account assets	3.0	5.4	6.8

Total retail assets	18.4	27.7	28.7

Institutional assets
Institutional accounts	3.4	9.3	10.7
Structured finance products	0.8	3.4	3.6

Total institutional assets	4.2	12.7	14.3

Total (1)	$22.6	$40.4	$43.0

(1)	Excludes Goodwin assets as follows:

Institutional assets	$1.9	$1.6
Structured finance products	0.2	0.4
PNX general account assets	13.0	13.1

Total Goodwin-managed assets	$15.1	$15.1

Asset Flows by Product

The following table summarizes our asset flows by product for the periods indicated (excluding Goodwin):

	Years Ended December 31,
	2008	2007	2006
($ in billions)
Retail Products
Mutual Funds
Beginning balance	$22.3	$21.9	$12.1
Sales	2.5	3.6	2.6
Redemptions	(3.5)	(3.9)	(2.8)

Net flows	(1.0)	(0.3)	(0.2)
Market appreciation (depreciation)	(4.3)	0.3	1.5
Change in cash management products	(1.5)	0.5	(1.4)
Acquisitions (dispositions) / Other	(0.1)	(0.1)	9.9

Change in assets under management	(6.9)	0.4	9.8

Ending balance	$15.4	$22.3	$21.9

Separately Managed Accounts
Beginning balance	$5.4	$6.8	$9.4
Sales	1.0	1.2	1.1
Redemptions	(1.9)	(2.6)	(4.3)

Net flows	(0.9)	(1.4)	(3.2)
Market appreciation (depreciation)	(1.2)	0.1	0.6
Acquisitions (dispositions) / Other	(0.3)	(0.1)	—

Change in assets under management	(2.4)	(1.4)	(2.6)

Ending balance	$3.0	$5.4	$6.8

Institutional Products
Beginning balance	$9.3	$10.7	$11.6
Sales	0.5	1.1	1.5
Redemptions	(5.7)	(1.9)	(3.1)

Net flows	(5.2)	(0.8)	(1.6)
Market appreciation (depreciation)	(0.5)	0.4	1.0
Change in cash management products	(0.2)	(0.1)	(0.1)
Acquisitions (dispositions) / Other	—	(0.9)	(0.2)

Change in assets under management	(5.9)	(1.4)	(0.9)

Ending balance	$3.4	$9.3	$10.7

Structured Finance Products
Beginning balance	$3.4	$3.6	$2.0
Sales	—	2.3	2.4
Redemptions	(1.2)	(0.3)	(0.9)

Net flows	(1.2)	2.0	1.5
Market appreciation (depreciation)	(1.4)	(2.2)	0.1

Change in assets under management	(2.6)	(0.2)	1.6

Ending balance	$0.8	$3.4	$3.6

Total
Beginning balance	40.4	43.0	35.1
Sales	4.0	8.2	7.6
Redemptions	(12.3)	(8.7)	(11.1)

Net flows	(8.3)	(0.5)	(3.5)
Market appreciation (depreciation)	(7.4)	(1.4)	3.2
Change in cash management products	(1.7)	0.4	(1.5)
Acquisitions (dispositions) / Other	(0.4)	(1.1)	9.7

Change in assets under management	(17.8)	(2.6)	7.9

Ending balance	$22.6	$40.4	$43.0

Assets Under Management by Investment Category

The following table summarizes our assets under management by investment category (excluding Goodwin):

	As of December 31,
	2008	2007	2006
($ in billions)
Investment Categories
Equity assets	$9.8	$16.7	$19.2
Fixed income assets	8.1	17.5	18.1
Money market assets	4.7	6.2	5.7

Total	$22.6	$40.4	$43.0

Year ended December 31, 2008 compared to year ended December 31, 2007. At December 31, 2008, we managed $22.6 billion in total assets representing a decrease of $17.8 billion from the $40.4 billion managed at December 31, 2007. Net outflows were $8.3 billion and market depreciation was $7.4 billion. The remaining decrease was primarily the result of the net change in our money market assets. Of the net outflows during the year, $5.2 billion was in institutional accounts of which $3.7 billion related to a terminated relationship with one institutional client, providing advisory services to the general account of a non-affiliated insurance company. The fees earned on these assets were approximately five basis points or approximately $1.9 million per year. Of the $7.4 billion market depreciation, $4.3 billion related to our mutual funds, $1.2 billion related to our separately managed accounts and $1.9 billion related to our institutional accounts of which $1.4 billion was structured finance products. The market depreciation across all asset groups in 2008 was primarily the result of the unprecedented decline in the securities markets.

Year ended December 31, 2007 compared to year ended December 31, 2006. At December 31, 2007, we managed $40.4 billion in total assets, a decrease of $2.6 billion from December 31, 2006. This decrease was driven by unfavorable net flows in our institutional and separately managed account products as well as market depreciation in structured finance products. Net outflows in institutional and separately managed accounts were related to underperformance in certain investment strategies. Market depreciation in structured finance product was driven by the significant deterioration of the fixed income market in the second half of 2007. Partially offsetting these decreases in assets under management was $1.0 billion of market appreciation, excluding structured finance products, and positive net flows in structured finance products due to three new products issued during the year. These issuances occurred in the first half of 2007 before significant declines in value of the underlying securities took hold. Despite a decrease in our long-term open-end mutual fund assets at period end, we had sales of $3.6 billion in 2007. However, these increases were offset by higher redemptions in funds affected by sector preferences, such as real estate.

Average Fee Earning Assets Under Management and Average Basis Points

The following table summarizes average fee earning assets under management and average management fee basis points (excluding Goodwin):

	As of December 31,
	Average Fees Earned in 2008 Expressed in BPs	Average Fee Earning Assets ($ in billions)
		2008	2007	2006

Products
Money market mutual funds (1)	5	$5.5	$6.2	$4.3
Long-term mutual funds (1)	48	14.3	17.0	14.2
Separately managed accounts	48	4.4	6.4	8.1
Institutional	28	5.6	10.1	11.1
Structured finance product	20	2.2	5.1	2.3

Total	35	$32.0	$44.8	$40.0

(1)	Average fees earned for money market and long-term mutual funds are net of non-affiliated sub-advisory fees.

The average fee earning assets under management and average fees earned expressed in basis points presented in the table above are intended to provide information in the analysis of our asset based revenue and distribution expenses. Money market and long-term mutual fund fees are calculated based on either average daily net assets or average weekly net assets. Separately managed accounts and institutional fees are generally calculated based on end of the preceding quarter’s asset values. Structured finance product fees are calculated based on a combination of the underlying cash flows and the principal value of the product.

Results of Operations

Summary Financial Data

	Years Ended December 31,			Increase/(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
($ in millions)
Results of Operations
Investment management fees	$127.6	$159.0	$164.0	$(31.4)	$(5.0)
Other revenue	50.7	67.2	54.6	(16.5)	12.6

Total revenues	178.3	226.2	218.6	(47.9)	7.6

Operating expenses	175.7	190.5	198.0	(14.8)	(7.5)
Goodwill and intangible asset impairment	559.3	0.3	32.5	559.2	(32.2)
Intangible asset amortization	25.1	30.1	32.0	(6.5)	(1.9)

Total expenses	760.1	220.9	262.5	537.9	(41.6)

Operating (loss) income	(581.8)	5.3	(43.9)	(585.8)	49.2
Other income (expense)	(7.1)	(0.3)	1.5	(6.8)	(1.8)
Interest expense, net	(1.7)	(25.1)	(32.0)	23.4	6.9

Income (loss) before income taxes	(590.6)	(20.1)	(74.4)	(569.2)	54.3
Income tax benefit (1)	(61.5)	(5.9)	(26.8)	(55.4)	(20.9)

Net income (loss)	(529.1)	(14.2)	(47.6)	(513.8)	(33.4)
Preferred Stockholder Dividends	(0.5)

Net income (loss) available to common stockholders	$(529.6)	$(14.2)	$(47.6)	$(513.8)	$(33.4)

(1)	Includes increases to the valuation allowance of $95.2 million, $0.9 million and $6.8 million for the years ended December 31, 2008, December 31, 2007 and December 31, 2006, respectively.

Revenues

The decrease in revenues in 2008 as compared to 2007 was primarily a result of a decrease in average assets under management due in large part to the declines in the securities markets in 2008 and to net outflows of assets. The increase in revenues in 2007 as compared to 2006 was primarily a result of an increase in mutual fund investment management, distribution and service fees resulting from higher average mutual fund assets under management. Revenues by source were as follows:

	Years Ended December 31,			Increase/(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
($ in millions)
Investment management fees
Mutual Funds	$71.1	$84.9	$76.3	$(13.8)	$8.6
Separately managed accounts	21.1	29.5	35.7	(8.4)	(6.2)
Institutional accounts	18.4	24.9	34.1	(6.5)	(9.2)
Structured finance product	5.0	8.1	8.0	(3.1)	0.1

Third-party management fees	115.6	147.4	154.1	(31.8)	(6.7)
PNX general account	12.0	11.6	9.9	0.5	1.7

Total investment management fees	127.6	159.0	164.0	(31.3)	(5.0)
Distribution and service fees	30.2	36.5	29.8	(6.3)	6.7
Administration and transfer agent fees	18.3	23.3	19.8	(5.0)	3.5
Other income and fees	2.2	7.4	5.0	(5.3)	2.4

Total revenues	$178.3	$226.2	$218.6	$(47.9)	$7.6

Investment Management Fees

Year ended December 31, 2008 compared to year ended December 31, 2007. Net investment management fees decreased primarily due to a decrease in average fee earning assets under management. Average fee earning assets under management decreased primarily as a result of market depreciation combined with redemptions in all products during 2008. Net redemptions, including Goodwin managed assets for which management fees were earned in 2008, were $8.5 billion of which $5.2 billion were from institutional products. During 2008, a terminated relationship with an institutional client resulted in a $3.7 billion redemption. The client was a general account mandate for a non-affiliated insurance company for which the fees earned were approximately five basis points. Our open-end mutual funds, separately managed accounts and structured finance products experienced net redemptions of $0.9 billion, $0.9 billion and $1.2 billion, respectively. Each of our products experienced market depreciation during 2008 due to the dramatic declines in the markets experienced in 2008.

Year ended December 31, 2007 compared to year ended December 31, 2006. Investment management fees decreased primarily due to a decline in fees earned on separately managed accounts and institutional accounts. These fees decreased due to a one-time final accelerated $5.2 million fee in 2006 from an early termination of an institutional contract and also due to net outflows of assets resulting from underperforming large cap growth strategies that have since been largely redeemed. This decrease was partially offset by an increase in mutual fund investment management fees, as we earned fees from the Insight Funds for the full year in 2007 as compared to only a post-adoption partial year in 2006. The Insight Funds were a family of eighteen mutual funds for whom we acquired the rights to advise, distribute and administer from Harris Investment Management, Inc. in May, 2006. (For more information on this acquisition, see Note 3 to our consolidated financial statements.) Additionally, fees earned from managing closed-end funds increased $2.6 million due to secondary or preferred offerings as well as market appreciation. Fees earned from managing PNX’s general account increased $1.7 million primarily due to a change in the fee structure.

Distribution and Service Fees

Year ended December 31, 2008 compared to year ended December 31, 2007. Distribution and service fees, which are asset-based fees collected on open-end mutual funds, declined due to lower assets under management during 2008 as compared to the prior year. The 17% decrease in these fees is reflective of the 16% decrease in our average long-term mutual funds from 2007 to 2008. The decrease in fees was substantially offset by a corresponding decrease in trail commissions, which are a component of distribution expenses. Trail commissions represent asset-based payments to our distribution partners based on a percentage of our assets under management.

Year ended December 31, 2007 compared to year ended December 31, 2006. Distribution and service fees for open-end mutual funds are earned based upon average assets under management. Average mutual fund assets increased by 25% from 2006 to 2007 in large part due to the adoption of the Insight Funds in May 2006.

Administration and Transfer Agent Fees

Year ended December 31, 2008 compared to year ended December 31, 2007. Administration and transfer agent fees represent fees collected from our open-end mutual funds for fund administration and transfer agent services. Fund administration fees decreased $2.5 million due to a decline in average assets under management upon which these fees are based. Transfer agent fees decreased $2.1 million due to a decline in the number of accounts and a change in the contract with the service provider which also reduced our cost to provide these services. On July 1, 2008, we outsourced certain of the transfer agent functions. Transfer agent revenues are reported net of sub-transfer agent expenses. These additional costs are more than offset by the compensation expense savings that will be realized. Additionally, underwriting fees decreased $0.4 million due to a decrease in sales of Class-A mutual fund shares on which underwriting fees were earned.

Year ended December 31, 2007 compared to year ended December 31, 2006. Fund administration fees increased by $2.8 million, while transfer agent fees increased by $0.5 million. This increase in fund administration fees was the result of an increase in average assets under management resulting primarily from the adoption of the Insight Funds. Transfer agent fees increased, as they are earned based on the number of accounts. Underwriting fees increased $0.3 million due to an increase in sales on which these fees are earned.

Other Income and Fees

Year ended December 31, 2008 compared to year ended December 31, 2007. Other income and fees decreased primarily due to a decline in fees earned for the distribution of non-affiliated products.

Year ended December 31, 2007 compared to year ended December 31, 2006. Other income and fees increased primarily as a result of increased sales of non-affiliated products for which we earned distribution income. In addition, $1.0 million received in 2007 related to the issuance of a structured product.

Operating Expenses

Operating expenses increased by $539.2 million in 2008 as compared to 2007 primarily driven by increases in non-cash goodwill and intangible asset impairment charges of $559.0 million and restructuring and severance costs of $4.4 million. Excluding these items, operating expenses declined 12% due to decreases in distribution and administrative expenses of $8.8 million, employment expenses of $11.4 million and non-cash intangible asset amortization of $6.5 million.

Operating expenses decreased in 2007 as compared to 2006, primarily as a result of a non-cash intangible asset impairment charge of $32.5 million recorded in 2006 as compared to a $0.3 million impairment in 2007. In addition, certain employment charges, including staff reductions, and lease related charges totaling $13.6 million associated with the restructuring of the business in 2006 did not recur in 2007. Operating expenses by category were as follows:

	Years Ended December 31,			Increase/(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
($ in millions)
Operating expenses
Employment expenses	$83.1	$94.5	$97.7	$(11.4)	$(3.2)
Distribution and administrative expenses	41.3	50.1	41.3	(8.8)	8.8
Other operating expenses	46.5	45.5	45.4	1.0	0.1
Restructuring and severance	4.8	0.4	13.6	4.4	(13.2)
Goodwill and intangible asset impairments	559.3	0.3	32.5	559.0	(32.2)
Intangible asset amortization	25.1	30.1	32.0	(5.0)	(1.9)

Total operating expenses	$760.1	$220.9	$262.5	$539.2	$(41.6)

Employment Expenses

Year ended December 31, 2008 compared to year ended December 31, 2007. Employment expenses of $83.1 million in 2008 decreased $11.4 million compared to the prior year. Base compensation of $39.4 million decreased by $1.6 million from the prior year as the Company continued its effort to streamline operations and reduced support staff headcount by approximately 105 employees during the year. Incentive compensation of $30.0 million represents a decline of $7.2 million from the prior year, comprised of $3.8 million of lower sales based commissions and a $3.4 million reduction of profit-based incentive payouts. Stock based compensation of $2.1 million decreased by $1.3 million in 2008 as compared to 2007.

Year ended December 31, 2007 compared to year ended December 31, 2006. Employment expenses decreased to $94.9 million from $97.7 million, primarily as a result of a decrease in staffing levels as part of the restructuring that occurred in 2006. Base salaries decreased by $8.8 million, partially offset by increased incentive compensation paid on higher mutual fund sales in 2007. In 2006, $2.6 million of incentive compensation was recorded relating to an accelerated fee from the early termination of an institutional contract which did not recur in 2007. Other employment expenses, including employee related charges such as benefits and payroll taxes, decreased by $1.0 million primarily as a result of the reduced compensation, partially offset by an increase in human resource administration costs.

Distribution and administrative expenses

Year ended December 31, 2008 compared to year ended December 31, 2007. Distribution and administrative expenses decreased in large part due to $6.8 million in decreased asset-based expenses paid to our distribution partners including trail commissions and other distribution costs. Trail commissions are fees we pay to broker-dealers for providing investors with on-going investment advice and services. Fees paid to our fund administrator, which are also asset-based, decreased by $1.0 million. Mutual fund commission amortization, which represents amortization of Class B share and Class C share deferred commissions, decreased by $0.3 million.

Year ended December 31, 2007 compared to year ended December 31, 2006. Distribution and administrative expenses increased, due primarily to an increase in trail commissions related to an increase in mutual fund assets under management. Other distribution-related costs and costs associated with fund accounting of the mutual funds increased primarily due to the adoption of the Insight Funds, which increased both sales and assets under management.

Other Operating Expenses

Year ended December 31, 2008 compared to year ended December 31, 2007. Other operating expenses of $46.5 million in 2008 increased by $1.0 million as compared to 2007. These expenses consist primarily of computer services, professional fees, investment research fees, travel, training, entertainment, portfolio management operational costs, rent, insurance, printing and general taxes, depreciation and other office and corporate expenses. The services provided by PNX are detailed in the related party note, Note 14 to our consolidated financial statements. Other operating expenses increased primarily as a result of a $1.7 million increase in professional fees and a $0.8 million increase in rent expense resulting from vacating and/or moving office space at three of our affiliates partially offset by a decrease in charges from PNX. The current period also included $1.7 million of costs associated with certain client portfolio losses.

Year ended December 31, 2007 compared to year ended December 31, 2006. Other operating expenses were basically unchanged from 2006 to 2007. Increases in investment research fees, portfolio management operational costs and printing were offset by decreases in outside services, insurance, consultants and professional fees.

Restructuring and Severance

In 2008, we incurred severance costs of $3.9 million resulting from staff reductions related to the outsourcing of our transfer agent function and other reductions as we continued to streamline our operations. We also vacated office space at two of our affiliates resulting in charges of $0.9 million.

In 2005, we initiated a significant restructuring program. Specifically, the Company: (i) streamlined its operating structure from being a collection of majority-owned and wholly owned affiliated firms into a single business of affiliated managers with common distribution and support operations, (ii) eliminated redundant functions and management layers, (iii) took actions to restructure its product portfolio focusing on mutual fund products, and (iv) repositioned its distribution strategy with an increased focus on retail mutual fund distribution. Restructuring charges were incurred in both 2005 and 2006 and were primarily related to actions taken at several of our affiliated asset managers. The charges included severance payments, vacated office space and terminating a certain investment strategy. We have not undertaken changes of a similar magnitude at any time prior to or since 2006. These actions resulted in costs totaling $13.6 million being recognized in 2006.

Goodwill and Intangible Asset Impairment

Year ended December 31, 2008 compared to year ended December 31, 2007. In 2008, we recorded pre-tax non-cash impairment charges of $559.3 million related to goodwill and other intangible assets. We determined that several triggering events had occurred during the year as a result of the changes in the market environment, specifically the equity market declines, a marked decrease in credit market liquidity and unprecedented government intervention in the financial markets. Based on the results on our impairment assessment, we recorded $449.0 million of goodwill and $110.3 million of intangible asset impairments. The primary drivers of the impairment were the reduction in assets under management, due to markets being at multi-year lows, and valuation multiples for asset managers also being at multi-year lows.

Year ended December 31, 2007 compared to year ended December 31, 2006. In 2007 and 2006, we recorded impairment charges of $0.3 million and $32.5 million, respectively. Each of the impairments was the result of the loss during those years of a significant portion of the revenues supporting identifiable intangible assets.

Intangible Asset Amortization

Year ended December 31, 2008 compared to year ended December 31, 2007. Amortization decreased as a result of the lower remaining carrying value of the assets after reflecting impairments throughout the year and also due to certain intangible assets having become fully amortized during 2007.

Year ended December 31, 2007 compared to year ended December 31, 2006. Intangible asset amortization is recognized on our definite-lived intangible assets on a straight-line basis over the estimated remaining lives of those assets. Amortization decreased primarily as a result of the impairment recorded in 2006.

Other Income and Expenses

Other Income (Expense)

Year ended December 31, 2008 compared to year ended December 31, 2007. Other income (expense) decreased by $6.1 million. We hold investments in certain affiliated mutual funds and institutional accounts that are classified as trading securities. In 2008, we realized losses of $1.7 million on the sale of these securities as compared to gains of $1.8 million in the prior year. Changes in the market value of the investments still held are unrealized gains or losses and included in other income (expense). The unrealized loss of these holdings decreased by $3.2 million in 2008 as compared to a decrease of $2.6 million in 2007. Other investment income decreased by $0.3 million from $0.5 million in 2007 to $0.2 million in 2008.

Year ended December 31, 2007 compared to year ended December 31, 2006. Other income (expense) decreased. The difference between the cost and the market value of our holdings decreased by $2.6 million as compared to a $0.7 million increase in the prior year, or a net $3.3 million increase in the unrealized loss year over year. Partially offsetting this increase in the unrealized loss was an increase of $1.2 million in realized gains on securities in 2007 as compared to 2006.

Interest Expense

Year ended December 31, 2008 compared to year ended December 31, 2007. Interest expense was mainly comprised of interest expense on the intercompany debt with PNX, but also includes interest and dividend income earned. On December 31, 2007, $325 million of debt obligations to PNX was extinguished through loan forgiveness. This, and to a lesser degree the $3.0 million of quarterly debt repayments on the remaining intercompany debt, resulted in a decrease in interest expense of $24.1 million in 2008 as compared to 2007. Interest and dividend income decreased by $0.7 million due to lower interest rates and dividend yields on our cash holdings during 2008.

Year ended December 31, 2007 compared to year ended December 31, 2006. Interest expense was mainly comprised of interest expense on the intercompany debt with PNX, but also includes interest and dividend income earned. Interest expense in 2007 was lower by $3.4 million as compared to 2006 due to lower interest rates of variable rate notes as well as lower renegotiated fixed interest rates. The $57.2 million remaining portion of a promissory note agreement with a subsidiary’s minority members to finance the remainder of that subsidiary’s acquisition was paid in early 2007 thereby reducing interest expense by $2.8 million in 2007. The $25.0 million outstanding on an unsecured revolving credit facility with outside lenders was repaid in 2006 further reducing interest expense by $0.5 million in 2007. Interest and dividend income increased to $1.6 million in 2007 from $1.5 million in 2006.

Income Tax Expense

Year ended December 31, 2008 compared to year ended December 31, 2007. Our income tax benefit increased from $6.0 million in 2007 to $61.5 million in 2008 due to the net loss generated in 2008 partially offset by a $95.2 million increase in our valuation allowance. Upon completion of the spin-off on December 31, 2008, in assessing the need for a valuation allowance against our deferred tax assets, the Company believes, based on the weight of available evidence, that it is more likely than not that the deferred tax asset will not be realized because certain potential tax planning strategies available to PNX will no longer be available to the Company.

Year ended December 31, 2007 compared to year ended December 31, 2006. Our income tax benefit decreased from $26.8 million in 2006 to $6.0 million in 2007 primarily due to a decrease in our pretax loss from

$74.4 million in 2006 to $20.1 million in 2007. The rate of our income tax benefit decreased from 36% to 30% primarily due to a shift in income between certain affiliates which significantly impacted state taxes as the shift was to affiliates in higher tax jurisdictions.

Effects of Inflation

For years 2008, 2007 and 2006, inflation did not have a material effect on our consolidated results of operations.

Liquidity and Capital Resources

Certain Financial Data

The following table summarizes certain key financial data relating to our liquidity and capital resources:

	As of December 31,
	2008	2007	2006
($ in millions)
Balance Sheet Data
Cash and cash equivalents	$51.1	$36.8	$33.9
Marketable securities	6.4	14.4	14.5
Current portion of notes payable	4.0	12.0	69.2
Long-term notes payable and other debt	16.0	30.0	367.0
Convertible preferred securities	45.0	—	—

Working capital (1)	$33.2	$(3.2)	$(58.0)

	Years Ended December 31,
	2008	2007	2006
Cash Flow Data
Provided by (used in)
Operating activities	$6.4	$13.0	$15.9
Investing activities	(6.0)	(1.7)	(8.0)
Financing activities	13.9	(8.3)	2.2

EBITDA (2)	$(2.4)	$38.1	$26.2

(1)	Working capital is defined as current assets less current liabilities.
(2)	EBITDA is a non-GAAP liquidity measure defined as net income before interest expense, income taxes, depreciation and amortization. For a reconciliation of EBITDA to cash flows from operations, see “Supplemental Liquidity Measure” below. The results include $7.5 million, $5.8 million and $0.3 million related to non-cash stock based compensation expenses and unrealized mark-to-market adjustments in 2008, 2007 and 2006, respectively. Adjusting for these items, EBITDA would have been $5.1 million, $43.9 million and $26.5 million in 2008, 2007 and 2006, respectively.

At December 31, 2008, we had working capital of $33.2 million. We believe that our available cash, marketable securities and cash expected to be generated from operations will be sufficient to fund our expected current operations and capital requirements in the short-term, which we consider to be the next twelve months.

The current economic environment and capital markets continue to be unpredictable, which impacts the uncertainty of future financial projections. Our ability to meet our future cash needs, including debt obligations, payment of preferred stock dividends and other operating requirements, will depend upon our future operating performance, assets under management, the mix of our assets under management, general economic conditions and the performance of the global capital markets, some of which are beyond our control. Additional matters that could impact our liquidity include any further deterioration in the global economy and capital markets, unforeseen cash or operating requirements, and access to financing. Our ability to obtain additional financing depends upon many factors, including our historical operating performance and prospects, external economic conditions, liquidity in the credit markets, and our creditworthiness. In the event that we require additional debt or equity financing, there can be no assurance that we will be able to obtain such financing at the times or in the amounts needed or on satisfactory terms. If we are unable to obtain such financing or capital, we may be forced to incur unanticipated costs, revise our operating plans and significantly reduce expenditures.

Our near-term capital requirements include principal and interest payments on the $20.0 million note. The Company is obligated to make quarterly principal payments on this note, together with accrued interest. During 2009, the principal repayment obligation is a total of $4.0 million, $1.0 million each quarter. Incentive compensation, generally the Company’s largest annual operating cash payment, is paid in the first quarter. The Company had $17.7 million of incentive compensation payable at December 31, 2008. Short term capital requirements may also include $0.9 million quarterly dividends (as declared by our board of directors) on our $45.0 million outstanding Series B Convertible Preferred Shares. The dividend can be paid in cash or, at the election of the board of directors, may be paid in additional convertible preferred shares. The Phoenix Loan Agreement restricts us from paying any dividends to the extent we are not in compliance with covenants or in excess of the amount of our EBITDA, as determined under the Phoenix Loan Agreement, earned by us for the completed quarter.

Our long-term capital requirements include principal and interest payments on our $20.0 million note. During fiscal 2010, the principal repayment is $16.0 million, $4.0 million per quarter. Additional long-term capital requirements could include seed money for new products, infrastructure improvements and, possibly, strategic acquisitions. We anticipate possibly re-deploying a portion of our $6.4 million of marketable securities, to new investments in 2009. The marketable securities are liquid investments and there are no limits on our ability to withdraw if needed.

The financial markets are experiencing a period of significant decline and volatility, which has impacted the value of our assets under management and resulted in lower fee revenues. For the three months ending December 31, 2008, our assets under management, excluding Goodwin, decreased by $4.3 billion. Should assets remain at this level, revenues, cash flow and net income would continue to be negatively impacted. Reductions in related variable expenses, primarily incentive compensation and distribution costs, would marginally compensate for this loss of revenue but the Company would experience a material reduction in income from operations.

Balance Sheet

Cash and cash equivalents consist of cash in banks and highly liquid affiliated money market mutual fund investments. Cash and cash equivalents typically increase in the second, third and fourth quarters of the year as we accrue for, but do not pay, variable compensation for our affiliated managers. Historically, annual incentives are paid in the first quarter of the year. Marketable securities consist primarily of our affiliated mutual fund shares and other proprietary strategies. We provide capital for funds and strategies in their early stages of development. Current portion of notes payable represents notes due within twelve months of the date of the financial statements. Our notes payable decreased from $42.0 million in the prior year by $22.0 million during 2008 as we made our scheduled $3.0 million quarterly note repayments in each of the four quarters of 2008 and a one-time $10.0 million repayment on December 31, 2008 to PNX.

Operating Cash Flow

Net cash flow provided by operations generally represents net income plus non-cash charges for amortization, deferred taxes, equity-based compensation and depreciation, as well as net changes in our working capital. Net cash provided by operating activities of $6.4 million for the year ended December 31, 2008 decreased by $6.6 million from the prior year primarily due to the decrease in our operating results due to the significant market declines partially offset by the decrease in our interest expense as a result of the debt forgiveness by PNX on December 31, 2007. Net cash provided by operating activities was $13.0 million and $15.9 million for the years ended December 31, 2007 and December 31, 2006, respectively, as operating income, excluding non-cash impairment and amortization charges, more than offset debt-related interest payments.

Investing Cash Flow

Net cash used in investing activities consists primarily of capital expenditures related to our business operations, purchases of investment contracts and purchases of available-for-sale securities. Cash used in investing activities of $6.0 million for the year ended December 31, 2008 was primarily for the purchase of capital items related to the relocation of our corporate office as a result of the spin-off and the relocation of one of our affiliate offices. Net cash used in investing activities of $1.7 million and $8.0 million for the years ended December 31, 2007 and December 31, 2006, respectively, was for the purchase of investment management contracts, primarily the Harris Insight funds.

Financing Cash Flow

Net cash flows used in or provided by financing activities consists primarily of borrowings or repayments of debt and capital contributions from PNX prior to the spin-off. Cash flows from financing activities were $13.9 million in 2008 primarily as a result of the proceeds from the issuance of the Series B convertible preferred stock. In the fourth quarter of 2008, the Company, PNX and Phoenix Investment Management (“PIM”) entered into an agreement with Harris Bankcorp, pursuant to which Harris Bankcorp acquired $45.0 million of convertible preferred stock of the Company representing a 23% equity position in the Company on a fully-diluted basis. The Company received $35.0 million of proceeds from this transaction. The Company made a one-time $10.0 million repayment made on the previous Phoenix Life facility. Net cash used in financing activities was $8.3 million in 2007 due to the $57.2 million repayment of a promissory note to the former minority members of an affiliate to finance the remainder of an acquisition and note repayments totaling $12.0 million on the previous Phoenix Life facility partially offset by capital contributions of $60.9 million from PNX. Net cash from financing activities in 2006 was $2.2 million resulting from borrowings and capital contributions from PNX nearly offset by debt repayments.

Long-term notes payable

Long-term notes payable at December 31, 2008 consists of a note payable to Phoenix Life. In connection with the spin-off, the Company refinanced its existing loan with Phoenix Life. In connection with that refinancing we made a one-time prepayment of $10.0 million on the outstanding indebtedness to Phoenix Life. The Company currently has $20.0 million of debt with Phoenix Life, secured by all of the Company’s assets. We currently have no other outstanding debt. See Note 9 to our consolidated financial statements for additional information on this indebtedness.

The Company is obligated to make quarterly principal payments on this loan, together with accrued interest. During 2009, the principal payment obligation is $4.0 million, $1.0 million each quarter and, during fiscal 2010, it is $16.0 million, $4.0 million each quarter. The loan matures on December 31, 2010. The interest rate for the loan is 9.0% per annum. After the loan maturity date, or during any period of default, the loan will bear interest at 11.0% per annum. Under the loan, should the Company or any of its subsidiaries incur any new indebtedness or issue any new capital stock, the net cash proceeds are to be applied to the repayment of the loan.

The Company is subject to various covenants under the loan, including that the Company generally may not without Phoenix Life’s consent (i) incur additional indebtedness or create additional liens; (ii) enter into any merger, consolidation or similar transaction or dispose of all or substantially all of its property or business; or (iii) declare or pay any dividend if a default or event of default exists or would result therefrom or, pay any dividend in excess of 100% of the prior quarter’s EBITDA, as adjusted for specific non-cash items including amortization or impairments of intangible assets and stock-based compensation and applicable accounting standard changes, in each case as mutually agreed by the Company and Phoenix Life.

Under the loan, the Company must also maintain certain financial covenants, including (i) an adjusted EBITDA to total interest expense ratio of not less than 4.00 to 1.00 for any four consecutive quarters; (ii) an adjusted EBITDA to senior interest expense ratio of not less than 3.50 to 1.00 for any four consecutive quarters; (iii) net worth of at least $135.0 million plus (y) 50.0% of net income for each quarter (without deducting for any net losses) and (z) 75.0% of all future equity contributions; (iv) assets under management of at least $18.5 billion; and (v) an adjusted senior debt to EBITDA ratio of not more than 2.50 to 1.00 for any four consecutive quarters. For purposes of the loan, adjusted EBITDA generally means, as of the end of any quarter, net income of the Company before interest expense, income taxes, depreciation and amortization expenses, non-cash stock-based compensation, unrealized mark-to-market gains and losses and other non-recurring, extraordinary items (as mutually agreed upon), for the four quarters then ending, as reported in the Company’s Forms 10-Q and 10-K. The terms of this loan required the Company to maintain a minimum net worth of $135.0 million. At December 31, 2008, we would not have been in compliance with this covenant as a result of our $127.1 million fourth quarter pre-tax non-cash impairment charge related to goodwill and intangible assets recorded on December 31, 2008, the date of our spin-off transaction. On March 31, 2009, the Company and PNX amended the loan agreement to decrease the minimum net worth covenant from $135.0 million to $50.0 million, effective as of December 31, 2008. Our ability to satisfy financial covenants under existing or future credit facilities will depend on our future operating performance.

Series B Convertible Preferred Stock

In the fourth quarter of 2008, the Company, PNX and PIM entered into an agreement with Harris Bankcorp, pursuant to which Harris Bankcorp acquired $45.0 million of convertible preferred stock of the Company representing a 23% equity position in the Company on a fully-diluted basis. The Company received $35.0 million of proceeds from this transaction in the form of a capital contribution from PNX.

As of March 1, 2009, 45,000 shares of our Series B Convertible Preferred Stock, $1,000 stated value per share, were outstanding. When and if declared by the Company’s board of directors, the holders of the Company’s Series B Convertible Preferred Stock are entitled to receive quarterly dividends per share, payable in arrears, equal to 8.0% per annum of the stated value then in effect, before any dividends are declared or paid on any equity securities of the Company that rank junior to the Series B Convertible Preferred Stock. At the discretion of the Company, such dividends may be paid in cash or in additional shares of the Series B Convertible Preferred Stock. Dividends payable on the Series B Convertible Preferred Stock are cumulative and accumulate daily, whether or not declared and whether or not there are net profits or surplus legally available for their payment. Under the Phoenix Life Loan Agreement, dividends payable on the Series B Convertible Preferred Stock for any quarter may not exceed the amount of EBITDA (as defined in the Phoenix Life Loan Agreement) earned for the quarter, and are also restricted from being declared and paid if a default or event of default exists. A dividend was declared by our board of directors on April 6, 2009 after it was determined that the Company was in compliance with all debt covenants of the Phoenix Life Loan Agreement, as amended on March 31, 2009, effective as of December 31, 2008.

Refinancing of Existing Debt

The Company has been seeking to obtain financing to retire the remainder of its secured debt obligation to Phoenix Life and to provide for other future cash needs. Potential types of financing arrangements could include secured or unsecured credit facilities, lines of credit, or other bank financing arrangements. Our ability to obtain additional financing as and when needed depends upon many factors, including our historical operating performance and prospects, external economic conditions, liquidity in the credit markets and our credit worthiness. In December 2008, the Company had entered into a commitment with a commercial bank to act as the lead arranger for a proposed senior secured revolving credit facility, which expired in February 2009 and the Company continues to be in discussions with the lead arranger concerning a possible new loan facility which would be used to repay the outstanding Phoenix Life loan as well as provide additional capacity for future cash needs. Given the continued weakness in the credit markets and our limited operating history as a stand-alone independent company, there can be no assurance that we will obtain such financing, in which case we would continue to use our existing cash and cash flow from operations to satisfy our cash needs.

Supplemental Liquidity Measure

As supplemental information, we provide information regarding EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, a non-GAAP liquidity measure. This measure is provided in addition to, but not as a substitute for, cash flow from operations. EBITDA, as calculated by us, may not be consistent with computations of EBITDA made by other companies. As a measure of liquidity, we believe that EBITDA is a useful indicator of our ability to service debt, make new investments and meet working capital requirements. We further believe that many investors use this information when analyzing the financial position of companies in the asset management industry. The following table provides a reconciliation of cash flow from operations to EBITDA:

	Years Ended
($ in millions)	2008	2007	2006
Cash flow from operations	$6.4	$13.0	$15.9
Interest expense	2.6	26.7	33.4
Current tax benefit	(61.5)	(6.0)	(26.8)
Changes in assets and liabilities and other adjustments (1)	50.1	4.4	3.7

EBITDA(2)	$(2.4)	$38.1	$26.2

(1)	Adjustments necessary to reconcile net loss to cash flow from operating activities.
(2)	EBITDA is a non-GAAP liquidity measure defined as net income before interest expense, income taxes, depreciation and amortization. For a reconciliation of EBITDA to cash flows from operations, see “Supplemental Liquidity Measure” below. The results include $7.5 million, $5.8 million and $0.3 million related to non-cash stock based compensation expenses and unrealized mark-to-market adjustments in 2008, 2007 and 2006, respectively. Adjusting for these items, EBITDA would have been $5.1 million, $43.9 million and $26.5 million in 2008, 2007 and 2006, respectively.

Limitations of EBITDA

Because EBITDA is calculated before certain recurring cash charges, including interest expense and taxes and other recurring cash requirements of the business, it should not be considered as a measure of discretionary cash available to invest in the growth of the business. See the Consolidated Statements of Cash Flows in the consolidated financial statements included elsewhere in this Annual Report. As a non-GAAP liquidity measure, EBITDA has certain material limitations as follows:

•

It does not include interest expense. Because the Company has borrowed money to finance some of its operations, interest is a necessary part of the Company’s costs and ability to generate revenue. Therefore, any measure that excludes interest has material limitations.

•

It does not include amortization expense. Although amortization expenses represent non-cash charges that do not directly affect the current cash position of the Company, the expenses represent a loss in value of previously acquired investment advisory contracts which provide the Company with the ability to generate revenue. The decrease in value may be indicative of future needs for the development or acquisition of investment advisory contracts or relevant trends causing asset value changes. Therefore, any measure that excludes amortization has material limitations.

•

It does not include depreciation expense. Although depreciation expenses represent non-cash charges that do not directly affect the current cash position of the Company, the expenses represent the wear and tear and reduction in value of property and other capital assets of the Company which may be indicative of future needs for capital expenditures. Therefore, any measure that excludes depreciation has material limitations.

•	It does not include taxes. Because the payment of taxes is a necessary and ongoing part of the Company’s operations, any measure that excludes taxes has material limitations.

•	It does not use stock-based compensation, unrealized mark-to-market adjustments on marketable securities and other adjustments to reconcile net loss to cash flow from operating activities.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2008:

	Payments Due
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
($ in millions)
Operating lease obligations (1)	$13.1	$2.6	$4.0	$2.3	$4.2
Secured loan including interest (2)	22.6	5.7	16.9	—	—

Total	$35.7	$8.3	$20.9	$2.3	$4.2

(1)	Amounts shown are net of income from subleases.
(2)	We currently have a secured loan with Phoenix Life. The principal balance at December 31, 2008 is $20.0 million. The agreement matures at the end of 2010. The Company is required to make principal payments of $1.0 million at the end of each quarter of 2009 and $4.0 million at the end of each quarter of 2010. The loan bears interest at an annual rate of 9.0%.

The table also does not include the 8% annual cumulative dividend on our Series B Convertible Preferred Stock, payable quarterly, in cash or in additional shares of Series B Convertible Preferred Stock. In addition, in certain cases, Harris Bankcorp can put the Series B Convertible Preferred Stock to the Company which is not reflected in the above table. For additional information concerning the Series B Convertible Preferred Stock, see “Series B Convertible Preferred Stock” above.

Impact of New Accounting Standards

For a discussion of accounting standards, see Note 2 to our consolidated financial statements for more information.

Critical Accounting Estimates

Our financial statements and the accompanying notes are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), which requires the use of estimates. Actual results will vary from these estimates. Management believes the following critical accounting policies are important to understanding our results of operations and financial position.

Goodwill

As of December 31, 2008, the carrying amount of goodwill was $4.8 million. Goodwill represents the excess of purchase price of acquisitions and mergers over the fair value of identified net assets and liabilities acquired. For goodwill, impairment tests for the Company are performed annually, or more frequently, should circumstances change which would indicate the fair value of goodwill is below its carrying amount. We have determined that the Company has only one reporting unit.

During 2008, in addition to our annual assessment of goodwill, we also performed a goodwill impairment test at the date of the spin-off and as a result of the changes in the market environment, specifically the equity market declines and a marked decrease in credit market liquidity. We recorded total goodwill impairments of $449.0 million for the year ended December 31, 2008.

To determine the reporting unit fair value at annual and interim testing dates, management used a composite valuation derived from the methodologies described below.

Market-based multiple model—The significant assumptions used in assessing the implied valuation include the average trading multiples of peer asset management companies based on revenues. The average revenue multiple used was 1.2x revenues. A 10.0% decrease in the revenue multiple used would have increased the impairment charge by $4.5 million.

Discounted cash flow model—The significant assumptions used in the discounted cash flow model include projected revenue growth rates, operating margins and the discount rate used to determine the present value of the cash flows. Projected revenues are assumed to have a 5.0% long-term growth rate, operating margins are estimated at approximately 12.0% and projected net cash flows are discounted at 17.0% to determine the present value. The discount rate is based on an estimated cost of capital that reflects the current economic conditions. A decrease to 2.5% in the growth rate applied to gross revenues would have increased the impairment charge by $4.0 million, a decrease of 100 basis points in the operating margin assumption would have increased the impairment by $2.0 million and an increase in the discount rate to 19.5% would have increased the impairment charge by $4.2 million.

In addition to the market-based multiple model and discounted cash flow model, to a lesser extent, we also considered market capitalization of our Company based on initial trading of our common stock in the first week of January 2009, as no trading occurred prior to that date, as well as the implied valuation from the preferred equity investment in our Company in the fourth quarter of 2008.

In weighting the valuation methods described above, we applied a weighting of 40% for both the market-based multiple model and the discounted cash flow model. More weight was given to these methods as management believes they provide the most consistent and reliable means for which to measure fair value during times of significant volatility. The Company weighted the market capitalization method at 10% since the Company has no history trading as a public company and volatility in current markets may not provide the most accurate depiction of fair value. The Company weighted the implied valuation from preferred stock at 10% since the instrument contained features that resemble both debt and equity and, therefore, provides a less reliable depiction of pure equity value. Had the Company weighted these four techniques evenly, the impairment charge would have increased by $4.5 million.

Further deterioration in markets or declines in revenue or in the value of the Company would likely result in further impairment charges.

Indefinite-Lived Intangible Assets

As of December 31, 2008, the carrying values of indefinite-lived intangible assets were $29.5 million. Indefinite-lived intangible assets are comprised of investment advisory contracts with affiliated closed-end registered investment companies. Indefinite-lived intangible asset impairment tests are performed annually, or more frequently should circumstances change which would reduce the fair value below its carrying value.

During the year ended December 31, 2008, the Company recorded a $43.8 million impairment charge related to its indefinite-lived intangible assets. In addition to the required annual test, we determined that triggering events had occurred during the year as a result of the changes in the market environment, specifically the equity market declines, a marked decrease in credit market liquidity and unprecedented government intervention in the financial markets.

The Company estimated fair value of intangible assets using a discounted cash flow analysis. Management believes a discounted cash flow analysis is most appropriate in valuing the indefinite-lived intangible assets because it has concluded that it is a likely method that would be utilized by market participants. The key variables impacting the valuation of the intangible assets under this model include the discount rate and assets under management related to the relevant investment advisory contracts. The discount rate applied in the calculation used by the Company was 17.0%, based on an estimated cost of capital that reflects the current economic conditions. A 2.5% increase in the discount rate to 19.5% would result in additional impairment of $3.5 million. A 10.0% decrease in assets under management underlying these investment advisory contracts would result in additional impairment of $2.9 million.

Further deterioration in markets or declines in revenue or in the value of the Company would likely result in further impairment charges.

Definite-Lived Intangible Assets

As of December 31, 2008, the carrying values of definite-lived intangible assets were $31.4 million. Definite-lived intangible assets are comprised of acquired investment advisory contracts. The Company monitors the useful lives of definite-lived intangible assets and revises the useful lives, if necessary, based on the circumstances. Significant judgment is required in estimating the period that these assets will contribute to our cash flows and the pattern over which these assets will be consumed. A change in the remaining useful life of any of these assets could have a significant impact on our amortization expense. All amortization expense has been, and continues to be, calculated on a straight-line basis.

For definite-lived intangible assets, impairment testing is performed whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the Company determines the carrying value of the definite-lived intangible assets is less than the sum of the undiscounted cash flows expected to result from the asset it will quantify the impairment using a discounted cash flow model.

The key assumptions in the discounted cash flow model include:

•	estimated remaining useful life of the intangible asset;

•	discount rate;

•	investment management fee rates on assets under management; and

•	market expense ratio factor.

The Company recorded definite-lived intangible assets impairment charges totaling $66.7 million for the year ended December 31, 2008. An interim test was triggered by management’s assessment that previous declines in assets and revenue supporting the advisory contracts coupled with a notice of termination from one large account in February 2008 required such a test. Other impairment tests were performed as the result of management’s assessment that the carrying amount of the definite lived intangible assets may not be recoverable as a result of changes in the market environment, primarily driven by equity market declines. Other contributors to the assessment were a marked decrease in credit market liquidity and unprecedented government intervention in the financial markets.

Of the key assumptions considered, both the remaining useful lives and the discount rate are significant assumptions in the discounted cash flow model. A one-year decrease in the remaining useful life of definite-lived intangible assets would have resulted in an additional $0.7 million of intangible asset impairments and a 2.5% increase from the 17.0% discount rate that was used in the model to a 19.5% discount rate would have increased the impairment charge by $1.9 million.

In 2008, the Company had $5.7 billion of institutional account redemptions. Of that amount, $5.3 billion was from one affiliated manager, of which $3.7 billion was from a single account relationship. The Company believes that the useful life for the remaining $2.1 million of institutional definite-lived intangible assets is approximately nine years given the characteristics of the remaining assets under management. These characteristics include both long standing relationships with remaining clients and product performance of remaining assets under management. Management estimates remaining useful lives using its historical experience and long-term operating trends. This results in a range of 2-16 years, depending on the product.

For investment management fee rates, we use contractually stated rates for mutual funds and average basis points earned for the other products. The discount rate reflects the current estimated cost of capital of the Company and the market expense ratio factor applied reflects an acquiror’s expected margin from the asset.

Further deterioration in markets or declines in revenue or in the value of the Company would likely result in further impairment charges.

Revenue Recognition, Investment Management Fees

We earn revenue by providing investment management services pursuant to the terms of the underlying advisory contracts and such revenue is based on a contractual investment advisory fee applied to the assets in each portfolio. Any fees collected in advance are deferred and recognized over the period earned.

The ultimate responsibility for valuing our mutual fund assets under management rests with the funds’ respective boards of directors. Primary responsibility for valuing our separately managed accounts and institutional accounts rests with the account custodians.

Given our reliance on the data provided to us by the mutual funds and the custodians in the pricing of the assets under management, which is not reflected within our consolidated financial statements, management has adopted policies and procedures to govern the valuation process and ensure consistency in the application of its revenue recognition policy. Management oversees numerous controls and protocols over the valuation of the mutual funds’ assets under management including: nightly variance testing, purchase/disposition verification, monthly comparatives of broker-priced fixed income securities and stale pricing review.

The boards of our mutual funds have formal, approved pricing policies and procedures for their investment management companies to follow. Pursuant to these policies and procedures, the boards of the mutual funds have formed valuation committees that are responsible for setting valuation procedures. The valuations of the mutual fund assets under management vary by security type. Equity securities are generally valued at the official closing price on the exchange on which the securities are primarily traded or, if no closing price is available, at the last bid price. Debt securities are generally valued on the basis of broker quotations or valuations provided by market data reporting services which utilize information with respect to recent sales, market transactions in comparable securities, quotations from dealers and various relationships between securities. Certain foreign common stocks may be independently valued if closing prices are not readily available or are deemed not reflective of readily available market prices. Short-term investments, including money-market holdings, are recorded at amortized cost, which approximates market. In light of the current illiquidity and credit crisis in the short term commercial paper market, in May 2008, we implemented additional review procedures and began to shadow price our money market funds on a daily basis to ensure they were within acceptable tolerances.

Contractually, we are not the primary agent in determining the fair values of the assets of separately managed accounts and institutional accounts, and we do not have access to the precise fair value method used by the custodians responsible for such valuations. For custodial pricing processes, management has established internal procedures to corroborate that custodial pricing appears adequate. Management has developed processes to ensure valuation discrepancies are investigated and resolved with the custodian.

Management has identified four primary pricing methodologies applied to its assets under management:

•	Cash and cash equivalents—based on verifiable holdings in funds;

•

Independent pricing service; unadjusted market quotes—valuations delivered to the funds based on active, liquid market inputs; largely represent the equity securities held in the mutual fund portfolios;

•	Amortized cost—valuations for all money market holdings and any short term investments having a remaining maturity of 60 days or less; and

•

Independent prices; observable market inputs—valuations provided from broker dealers where prices are often determined by a market-maker’s price levels; included in this category are international equity securities and debt securities.

The sources of fair values of the assets under management (including those assets managed by Goodwin in 2007 and 2006) of our mutual funds were as follows:

	As of December 31,
	2008		2007		2006
	AUM	%	AUM	%	AUM	%
($ in billions)
Cash and cash equivalents	$0.6	4%	$0.9	4%	$0.5	2%
Independent pricing service; unadjusted market quotes	5.2	34%	8.7	39%	10.3	47%
Amortized cost	4.7	30%	5.8	26%	5.7	26%
Independent prices; observable market inputs	4.9	32%	6.9	31%	5.4	25%

	$15.4	100%	$22.3	100%	$21.9	100%

The sources of fair values of the assets under management (including those assets managed by Goodwin in 2007 and 2006) of our separately managed accounts and institutional accounts were as follows:

	As of December 31,
	2008		2007		2006
	AUM	%	AUM	%	AUM	%
($ in billions)
Cash and cash equivalents	$0.1	2%	$0.3	2%	$0.1	1%
Independent pricing service; unadjusted market quotes	3.2	50%	6.4	39%	9.0	47%
Amortized cost	—	0%	0.2	1%	0.2	1%
Independent prices; observable market inputs	3.1	48%	9.7	58%	9.8	51%

	$6.4	100%	$16.6	100%	$19.1	100%

Fees related to structured finance products include collateralized loan obligations (“CLOs”) and collateralized debt obligations (“CDOs”) and consist of both senior management fees and subordinate management fees. Senior management fees on the CLOs and CDOs are calculated with the contractual fee rate applied against the current par value of the total collateral being managed. Subordinate management fees, also calculated with the contractual fee rate applied against the current par value of the total collateral being managed, are recognized only after certain portfolio criteria, such as interest coverage and asset over-collateralization levels, are met.

Distribution and service fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective distribution and service fee contracts, which require a monthly payment from affiliated mutual funds.

Administration and transfer agent fees consist of administrative fees, shareholder service agent fees, fund administration fees, dealer concessions and transfer agent fees. Dealer concessions and transfer agent fees earned net of related expenses from the distribution and sale of affiliated mutual fund shares and other securities are recorded on a trade date basis.

Accounting for Income Taxes

The Company had historically been included in the consolidated federal income tax return filed by PNX and was a party to a tax sharing agreement by and among PNX and its subsidiaries. In accordance with this agreement, federal income taxes were allocated as if they had been calculated on a separate company basis, except that benefits for any net operating loss were provided to the extent such loss was utilized in the consolidated federal tax return. As such, the consolidated tax provision was an aggregation of the allocation of taxes to the subsidiaries of PNX. Deferred tax assets and/or liabilities were determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences were recovered or settled. The effect on deferred taxes of a change in tax rates was recognized in income in the period that included the enactment date.

Significant judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. Deferred taxes mainly relate to net operating losses and intangible assets. Upon completion of the spin-off on December 31, 2008, in assessing the need for a valuation allowance against our deferred tax assets upon the distribution of our common stock to the stockholders of PNX, the Company believes, based on the weight of available evidence, that it is more likely than not that the deferred tax asset will not be realized because certain potential tax planning strategies available to PNX will no longer be available to the Company. The valuation allowance of $105.8 million has been determined based on our estimates of taxable income by each jurisdiction in which we operate over the periods in which the deferred tax assets will be recoverable. Changes in this allowance could have a material effect on our financial position and results of operations.

We concluded that a valuation allowance on substantially all of the Company’s deferred tax assets at December 31, 2008 is required. Our methodology for determining the realizability of deferred tax assets involves estimates of future taxable income from our operations and consideration of available tax planning strategies and actions that would be implemented by us, if necessary, as well as the expiration dates and amounts of carryforwards related to net operating losses and capital losses. These estimates are projected through the life of the related deferred tax assets based on assumptions that we believe to be reasonable and consistent with demonstrated operating results. The projection also includes consideration of the reversal of deferred tax liabilities that are in the same period and jurisdiction and are of the same character as the temporary differences that gave rise to the deferred tax assets. Changes in future operating results not currently forecasted may have a significant impact on the realization of deferred tax assets.

The information used to support the projection of future taxable income was derived from the same anticipated future trends used to support the calculations in our goodwill and intangible asset impairment analyses. However, when performing the assessment of the need for a valuation allowance under Statement of Financial Accounting Standards (‘SFAS”) No. 109, “Accounting for Income Taxes”, paragraph 25 requires that the evidence be weighted to the extent to which it can be objectively verified. Aspects of the projections used in our impairment analyses, while fair and reasonable, may not be highly objectively verifiable. Accordingly, certain assumptions, such as those for future growth, were not included in our SFAS 109 analysis because those assumptions would not carry sufficient weight to support realization of deferred tax assets.

In connection with the spin-off, the Company entered into a tax separation agreement with PNX on December 18, 2008, as amended on April 8, 2009. PNX has historically filed consolidated federal income tax returns, which included Virtus as a wholly owned subsidiary. At December 31, 2008, excluding the impact of the valuation allowance, gross deferred tax assets of $112.5 million are recorded in the Company’s financial statements, attributable primarily to tax basis in excess of financial reporting basis in certain Company intangibles that are expected to be retained by the Company in connection with the terms of the tax separation agreement, as amended. The final election to allocate federal income tax attributes is expected to be made by PNX upon the filing of their consolidated federal income tax return for the year ended December 31, 2008, which is due to be filed on or before September 15, 2009. The tax separation agreement, as amended, provides that PNX will make specific elections and waivers intended to preserve the Company’s tax basis in intangible assets. In the event that some or all of the tax attributes we expect to retain are ultimately not available to us, it would reduce or eliminate a portion of these deferred tax assets.

Uncertain tax positions taken by the Company are accounted for under FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes”, which may require certain benefits taken on a tax return to not be recognized in the financial statements when there is the potential for certain tax positions to be successfully challenged by the taxing authorities.

Loss Contingencies

The likelihood that a loss contingency exists is evaluated using the criteria of SFAS No. 5, “Accounting for Contingencies,” and is recorded if the likelihood of a loss is considered both probable and reasonably estimable at the date of the financial statements.

Capital and Reserve Requirements

We currently have one subsidiary that is a broker-dealer registered with the SEC and is therefore subject to certain rules regarding minimum net capital, as defined by those rules. The subsidiary is required to maintain a ratio of “aggregate indebtedness” to “net capital,” as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us including additional reporting requirements, tighter ratios and business interruption. At December 31, 2008 and December 31, 2007, the ratio of aggregate indebtedness to net capital of the broker-dealer was well below the maximum allowed and the minimum net capital was well in excess of that required.

Series B Convertible Preferred Stock

There are currently $45.0 million of our Series B Convertible Preferred Stock (‘Series B”) outstanding.

When and if declared by our Board, the holders of our Series B are entitled to receive dividends per share equal to 8.0% per annum of the stated value then in effect, before any dividends are declared or paid upon any equity securities of the Company that rank junior to the Series B with respect to payment of dividends or rights upon liquidation. Subject to certain limitations, such dividends may be paid in cash or additional shares of our Series B at the discretion of the Company. In addition, the holders of our Series B are entitled to share in any dividends paid on shares of our common stock pro rata with the holders of our common stock, as if the Series B had been converted into shares of common stock immediately prior to the record date for determining the stockholders eligible to receive such dividends.

Dividends payable on our Series B are cumulative and will continue to accumulate daily, whether or not declared and paid and whether or not there are net profits legally available for the payment of dividends. Subject to certain exceptions, if the Company fails to pay any dividend required to be paid to the holders of the Series B, no dividends may be declared or paid on any common stock or other junior stock, and no redemption, or acquisition of our common stock may be made by the Company, until all required dividends on our Series B have been paid in full.

In the event that the Company at any time elects to pay the quarterly dividend on the Series B in additional shares of such preferred stock, any such issued dividend preferred shares could also be converted into shares of the Company’s common stock, which, if such conversion were to occur, would result in additional dilution of the Company’s common stock. In addition, such additional shares of Series B would generally be entitled to all other rights of such preferred stock, including the right to participate in future quarterly dividend payments on the Series B and voting rights.

Future Equity Financing

For so long as Harris Bankcorp or any of its affiliates holds at least 10% of our outstanding common stock (including shares issuable on the conversion of our Series B), and subject to receipt of the approval by the board of directors and shareholders of our funds, if at any time prior to the 24 month anniversary of the sale of the Series B we determine to raise equity financing for the purpose of financing our business (other than shares issued pursuant to any employee benefit plan, in connection with the acquisition of another company or pursuant to any stock split, stock dividend or recapitalization by the Company), we must offer Harris Bankcorp the initial opportunity to provide such financing up to a principal amount of $25 million of newly issued preferred stock. Such newly issued preferred stock shall have the same terms as the Series B, except with respect to the conversion price. The conversion price for such new preferred stock will be the lower of (i) the then applicable conversion price of the Series B and (ii) the current per share volume-weighted average price of our common stock over the ten trading days immediately prior to the consummation of this additional financing right. As a result, should Harris Bankcorp choose to exercise the right it could cause the financing to be more expensive than financing we might otherwise obtain in the absence of such right.

Through December 31, 2010, in the event that Harris Bankcorp exercises this additional financing right and beneficially owns in excess of 33% of our outstanding common stock (including shares issuable on the conversion of our Series B) after giving effect to such additional financing right, Harris Bankcorp will have the right to appoint one (1) additional member to our Board, subject to regulatory considerations. If the consummation of such additional financing by Harris Bankcorp would result in an assignment of the investment advisory contracts of our clients (within the meaning of the Investment Company Act and the Advisers Act), then the Company and Harris Bankcorp would structure the new securities to be issued (including, without limitation, by altering voting rights granted to Harris Bankcorp) to ensure that such an assignment will not occur.

Investor Put Right; Company Call Option

At any time on or after the third anniversary of October 31, 2008, Harris Bankcorp has the right (the “put right”) to require the Company to repurchase 9,783 shares of the Series B for a purchase price (the “put price”) equal to the liquidation preference of such Series B (and all accumulated and unpaid dividends and accrued interest thereon). The put price may be payable by the Company in cash or, at the election of the Company, with two senior promissory notes each having an aggregate principal amount equal to one-half (1/2) of the put price, with interest at LIBOR plus 3% per annum, the first note maturing one year from the put closing date and the second note maturing two years from the put closing date. The put is guaranteed by PNX.

The Company has the option (the “call option”) at any time after October 31, and prior to any exercise of the put right, to repurchase from Harris Bankcorp 9,783 shares of the shares of Series B then held by Harris Bankcorp, for a purchase price (the “call price”) equal to the liquidation preference of such shares (including all accumulated and unpaid dividends and accrued interest thereon).

The put right and the call option will expire at anytime the average closing price on the applicable stock exchange for the Company common stock during any five (5) consecutive trading day period exceeds the conversion price per share of the Series B. The put right and the call option will also expire as to any shares of the Series B converted into Company common stock.

Liquidation Preference

Upon a liquidation, winding up or dissolution (each, a “liquidation”) of the Company, after satisfaction of creditors and before any distribution or payment is made to holders of any junior stock, each holder of Series B will be entitled to receive a per share amount equal to the greater of (i) the stated value then in effect, plus any accumulated but unpaid dividends thereon through the date of liquidation, or (ii) the amount holders of Series B would be entitled to receive immediately prior to such liquidation if their Series B were converted into Company common stock at the conversion rate then in effect immediately prior to such liquidation, plus all declared accumulated but unpaid dividends on our Company common stock through the date of liquidation (the greater of (i) and (ii) is called the “liquidation preference”).

Conversion

Holders of Series B may convert any or all of their shares into shares of Company common stock at any time at the conversion rate set out below. In the event that the holders of a majority in liquidation preference of the then outstanding Series B approve a mandatory conversion of the Series B, all of the shares of Series B then outstanding will be converted automatically into shares of Company common stock at the conversion rate set out below.

The conversion rate for each share of Series B is currently 38.3139 shares of our common stock per each share of Series B. The conversion rate is subject to customary anti-dilution adjustments. In the event that the closing price of our common stock exceeds 175% of the then applicable conversion price for at least twenty days out of the previous thirty days on which our common stock has traded, we may elect to cause each share of Series B to be converted into shares of our common stock at the conversion rate then in effect. However, holders of Series B may elect to retain their shares of Series B and forfeit their right to thereafter participate in any dividends paid on our common stock.

Redemption

At any time after the sixth year anniversary of October 31, 2008, we will have the option, on not less than 30 days’ notice to all holders, to redeem all (but not less than all) of the then outstanding shares of Series B for cash consideration equal to the liquidation preference thereof plus all accumulated and unpaid dividends and all accrued interest thereon at a rate of LIBOR plus 3% per annum. At the election of the holders of a majority in liquidation preference of the Series B then outstanding, the Series B may be converted into shares of common stock immediately prior to any such redemption by us at the conversion rate then in effect. At any time after the seventh year anniversary of October 31, 2008, the holders of Series B will have the option to require us to redeem any or all of the then outstanding shares of their Series B for cash consideration equal the liquidation preference thereof plus any accumulated and unpaid dividends and all accrued interest thereon a rate of LIBOR plus 3% per annum.

For additional information on the voting and approval rights and other terms of the Series B and Harris Bankcorp’s rights under the Investment Agreement, see “Description of Our Capital Stock—Preferred Stock—Series B Convertible Preferred Stock” and “Equity Investment” in our Form 10 Registration Statement.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Our exposure to market risk is directly related to our role as investment advisor for various accounts we manage and the funds for which we act as advisor. Most of our revenue for the three years ended December 31, 2008 was derived from investment management, distribution and fund administration fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

We are also subject to market risk due to a decline in the prices of our investments, consisting primarily of marketable securities. At December 31, 2008, the fair value of these assets was $6.4 million. Assuming a 10% increase or decrease, the fair value would increase or decrease by $0.6 million at December 31, 2008. At December 31, 2007, the fair value of these assets was $14.4 million.

Interest Rate Risk

On December 31, 2008, in connection with the spin-off, the Company refinanced its existing loan with Phoenix Life. The outstanding balance on the note at December 31, 2008 was $20.0 million. The Company is obligated to make quarterly principal and interest payments. During 2009, the principal payment obligation is $4.0 million, $1.0 million each quarter and, during 2010, it is $16.0 million, $4.0 million each quarter. The loan matures on December 31, 2010. The interest rate for the loan is 9.0% per annum.

Item 8.	Financial Statements and Supplementary Data.

The Audited Consolidated Financial Statements, including the Report of Independent Registered Public Accounting Firm, required by this item are presented beginning on page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation, as of the end of the period covered by this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.

Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

The Company is not yet required to report on our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. In connection with the audits of our financial statements for the year ended December 31, 2008, both we and our independent registered accounting firm identified material weaknesses with respect to our internal controls over financial reporting, as discussed further below.

Prior to December 31, 2008, the Company was an indirect majority-owned subsidiary of PNX. As such, the Company historically relied upon its parent to provide corporate functions including certain corporate finance functions. As of December 31, 2008, the date of the spin-off, we were in a period of intense business activities and changes and had not yet completely assembled our own financial resources or finalized the controls and procedures necessary for an independent publicly traded company. As a result of this transition and the complex nature of the spin-off from our former parent, the following material weaknesses in the effectiveness of internal controls over financial reporting were identified: adequacy of finance resources and controls over financial reporting, controls surrounding non-standard corporate transactions and controls surrounding the income tax accounting process.

Since the spin-off, we have taken, and continue to take, action to remediate these weaknesses. As previously announced, on October 6, 2008 we hired Michael Angerthal as our Executive Vice President and Chief Financial Officer. In December 2008, we contracted with a nationally recognized accounting firm to assist us with accounting for income taxes, and in March 2009, we hired a Corporate Controller. We will continue to assess the need for enhanced accounting resources.

Among the immediate priorities of our Company are the continued improvement of financial processes, information flows and internal controls over financial reporting. We are committed to completing the above actions and initiatives and implementing other policies and procedures as we may determine are necessary to provide reasonable assurance that effective internal controls over financial reporting exist.

Changes in Internal Controls over Financial Reporting

We first became a stand-alone public company following our December 31, 2008 spin-off from PNX. Prior to our spin-off, we were part of the internal control environment of PNX, with internal controls over financial reporting established as part of the overall PNX internal control environment. As a stand-alone public company, we are in the process of assessing, modifying and implementing our own internal control environment. While we are not yet required to report on our internal controls over financial reporting, as discussed above under “Internal Control over Financial Reporting”, there have been changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended December 31, 2008 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

The Company and PNX have entered into an amendment dated April 8, 2009 to the Tax Separation Agreement between the Company and PNX dated December 18, 2008. The amended Tax Separation Agreement addresses the sharing of tax attributes between PNX and Virtus as a result of Virtus no longer being included in the “consolidated group” of corporations for which PNX files a consolidated tax return for U.S. federal income tax purposes. The amended Tax Separation Agreement provides that PNX will make specific elections and waivers in its U.S. federal consolidated tax return for the year that includes December 31, 2008 which are intended to preserve Virtus’ tax basis in intangible assets, subject to the limitations contained in the amended Tax Separation Agreement.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information concerning the Company’s directors and nominees under the caption “Item 1 –Election of Directors” and the information concerning the Audit Committee and the “audit committee financial expert” under the caption “Corporate Governance – Audit Committee” in the Company’s Proxy Statement for the Company’s 2009 Annual Meeting of Shareholders, information concerning the Company’s executive officers set forth in Part I, Item 1 above under the caption “Executive Officers,” and the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Company’s 2009 Annual Meeting of Shareholders, are incorporated herein by reference.

The Company has adopted a Code of Conduct that applies to the Company’s chief executive officer, senior financial officers and all other Company employees, officers and Board members. The Code of Conduct is available on the Company’s website, www.virtus.com, under “Investor Relations,” and is available in print to any person who requests it. Any substantive amendment to the Code of Conduct and any waiver in favor of a Board member or an executive officer may only be granted by the Board of Directors and will be publicly disclosed on the Company’s website, www.virtus.com, under “Investor Relations.”

Item 11.	Executive Compensation.

The information set forth under the caption “Executive Compensation,” the information concerning director compensation under the caption “Director Compensation,” and the information under the caption “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the Company’s 2009 Annual Meeting of Shareholders, are each incorporated herein by reference. The information included under “Report of Compensation Committee” is incorporated herein by reference but shall be deemed “furnished” with this report and shall not be deemed “filed” with this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the caption “Security Ownership by Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the Company’s 2009 Annual Meeting of Shareholders is incorporated herein by reference.

The following table sets forth information as of December 31, 2008 with respect to compensation plans under which shares of our common stock may be issued:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column) (c)
Equity compensation plans approved by security holders	—	—	1,800,000	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,800,000	(1)

(1)	Due to the conversion of outstanding PNX equity awards into Company equity awards for our employees, all effective as of the spin-off, the number of remaining shares available for future issuance immediately following the spin-off was 1.5 million shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the caption “Corporate Governance –Transactions with Related Persons” in the Company’s Proxy Statement for the Company’s 2009 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information regarding auditors fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services to be provided by the Company’s independent registered public accounting firm set forth under the heading “Item 2 – Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements: The following Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements of Virtus are included in this Report:

   Report of Independent Registered Public Accounting Firm

Consolidated	Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006

Consolidated	Balance Sheets as of December 31, 2008 and 2007

Consolidated	Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

Consolidated	Statements of Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006

   Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules:

All financial statement schedules have been omitted because the required information is either presented in the consolidated financial statements or the notes thereto or is not applicable or required.

Exhibits:

The following exhibits are filed herewith or incorporated by reference:

Exhibit Number	Exhibit Description
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Separation Agreement, Plan of Reorganization and Distribution by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc., dated as of December 18, 2008 (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 10-12B/A – Amendment No. 4 to Form 10, filed December 19, 2008).

(3)	Articles of Incorporation and Bylaws

3.1	Amended and Restated Certificate of Incorporation of Virtus Investment Partners, Inc., dated December 18, 2008 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-12B/A – Amendment No. 4 to Form 10, filed December 19, 2008).

3.2	Amended and Restated Bylaws of Virtus Investment Partners, Inc., adopted on March 5, 2009 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed March 11, 2009).

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Certificate of Designations of Series A Non-Voting Convertible Preferred Stock and Series B Voting Convertible Preferred Stock of Virtus Investment Partners, Inc. (f/k/a Virtus Holdings, Inc.), dated October 31, 2008 (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-12B/A – Amendment No. 2 to Form 10, filed November 14, 2008).

4.2	Rights Agreement between Virtus Investment Partners, Inc. and Mellon Investor Services LLC, as Rights Agent, dated as of December 29, 2008 (adopted by the Registrant’s Board of Directors on December 18, 2008 including the form of Rights Certificate (as Exhibit B thereto) and the form of Summary of Rights (as Exhibit C thereto)) (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed January 2, 2009).

4.3	Certificate of Designations of Series C Junior Participating Preferred Stock of Virtus Investment Partners, Inc., dated December 29, 2008 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed January 2, 2009).

(10)	Material Contracts

10.1	Transition Services Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc., dated as of December 18, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-12B/A – Amendment No. 4 to Form 10, filed December 19, 2008).

10.2	Tax Separation Agreement between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc., dated December 18, 2008 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-12B/A – Amendment No. 4 to Form 10, filed December 19, 2008).

10.3	Employee Matters Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc., dated December 18, 2008 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-12B/A – Amendment No. 4 to Form 10, filed December 19, 2008).

10.4	Change in Control Agreement between George R. Aylward and Virtus Investment Partners, Inc., effective as of December 31, 2008 (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-12B/A – Amendment No. 4 to Form 10, filed December 19, 2008).

10.5	Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-12B/A – Amendment No. 4 to Form 10, filed December 19, 2008).

Exhibit Number	Exhibit Description
10.6	Virtus Investment Partners, Inc. Non-Qualified Excess Investment Plan, effective as of November 1, 2008 (incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-12B/A – Amendment No. 2 to Form 10, filed November 14, 2008).

10.7	Virtus Investment Partners, Inc. Amended and Restated Executive Severance Allowance Plan, effective as of February 2, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed February 4, 2009).

10.8	Investment and Contribution Agreement by and among Phoenix Investment Management Company, Virtus Investment Partners, Inc. (f/k/a Virtus Holdings, Inc.), Harris Bankcorp, Inc. and The Phoenix Companies, Inc., dated October 30, 2008 (incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-12B/A – Amendment No. 2 to Form 10, filed November 14, 2008).

10.9	Loan Agreement by and between Phoenix Life Insurance Company and Phoenix Investment Partners, Ltd., dated December 30, 2005 (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 10-12B/A – Amendment No. 4 to Form 10, filed December 19, 2008).

10.10	First Amendment, dated June 1, 2006, to the Loan Agreement by and between Phoenix Life Insurance Company and Phoenix Investment Partners, Ltd., dated December 30, 2005 (incorporated by reference to Exhibit 10.10 of the Registrant’s Form 10-12B/A – Amendment No. 4 to Form 10, filed December 19, 2008).

10.11	Loan Agreement by and between Phoenix Life Insurance Company, as Lender and Virtus Investment Partners, Inc., as Borrower, dated December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed January 6, 2009).

10.12	Guarantee and Collateral Agreement made by Virtus Investment Partners Inc. and certain of its Subsidiaries in favor of Phoenix Life Insurance Company, as Lender, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed January 6, 2009).

10.13	Transaction Agreement by and among Harris Investment Management, Inc., Phoenix Investment Counsel, Inc., Harris Financial Corp. and Phoenix Investment Partners, LTD, dated as of March 28, 2006 (incorporated by reference Exhibit 6.01 of the Form SC 13D, filed January 12, 2009 by Bank of Montreal, Harris Financial Corp. and Harris Bankcorp, Inc.).

10.14	Strategic Partnership Agreement by and between Harris Investment Management, Inc. and Phoenix Investment Counsel, Inc., dated as of March 28, 2006 (incorporated by reference to Exhibit 6.02 of the Form SC 13D, filed January 12, 2009 by Bank of Montreal, Harris Financial Corp. and Harris Bankcorp, Inc.).

10.15	Amendment to Tax Separation Agreement, dated April 8, 2009, by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc.*

(21)	Subsidiaries of the Registrant

21.1	Virtus Investment Partners, Inc., Subsidiaries List (incorporated by reference to Exhibit 21.1 of the Registrant’s Form 10-12B/A – Amendment No. 2 to Form 10, filed November 14, 2008).

(23)	Consents of Experts and Counsel

23.1	Consent of Independent Registered Public Accounting Firm*

(24)	Power of Attorney

24.1	Power of Attorney.*
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit Number	Exhibit Description
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(99)	Additional Exhibits

99.1	Information Statement of Virtus Investment Partners, Inc., dated December 23, 2008 (incorporated by reference to Exhibit 99.1 of the Registrant’s Form 10-12B/A – Amendment No. 4 to Form 10, filed December 19, 2008).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 10, 2009

Virtus Investment Partners, Inc.

By:	/S/ MICHAEL A. ANGERTHAL
Michael A. Angerthal
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of April 10, 2009.

/S/ MARK C. TREANOR Mark C. Treanor	/S/ GEORGE R. AYLWARD George R. Aylward
Director and Non-Executive Chairman	President, Chief Executive Officer and Director
(Principal Executive Officer)

/S/ JAMES R. BAIO James R. Baio	/S/ SUSAN F. CABRERA Susan F. Cabrera
Director	Director

/S/ DIANE M. COFFEY Diane M. Coffey	/S/ BARRY M. COOPER Barry M. Cooper
Director	Director

/S/ TIMOTHY A. HOLT Timothy A. Holt	/S/ ROSS F. KAPPELE Ross F. Kappele
Director	Director

/S/ EDWARD M. SWAN, JR. Edward M. Swan, Jr.
Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Virtus Investment Partners, Inc. (formerly known as Phoenix Investment Partners, Ltd.):

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Virtus Investment Partners, Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

April 9, 2009

Hartford, Connecticut

Virtus Investment Partners, Inc.

Consolidated Balance Sheets

	December 31,
	2008	2007
($ in thousands, except share data)
Assets
Current Assets
Cash and cash equivalents	$51,056	$36,815
Trading securities, at market value	5,198	12,743
Available-for-sale securities, at market value	1,216	1,621
Accounts receivable	3,671	7,420
Receivables from related parties	14,416	22,276
Prepaid expenses and other assets	9,290	2,252

Total current assets	84,847	83,127
Furniture, equipment, and leasehold improvements, net	5,895	2,232
Intangible assets, net	60,985	208,176
Goodwill	4,795	454,369
Long-term investments and other assets	2,487	4,259

Total assets	$159,009	$752,163

Liabilities and Stockholders’ Equity
Current Liabilities
Accrued compensation and benefits	$22,867	$34,115
Accounts payable	5,642	3,667
Payables to related parties	—	11,295
Securities sold short, at fair value	—	854
Income taxes payable	626	12,028
Other accrued liabilities	14,076	5,471
Broker-dealer payable	4,461	6,908
Current portion of note payable	4,000	12,000

Total current liabilities	51,672	86,338
Deferred taxes, net	8,527	9,114
Note payable	16,000	30,019
Lease obligations and other long-term liabilities	1,178	1,765

Total liabilities	77,377	127,236

Commitments and Contingencies (Note 10)

Series B redeemable convertible preferred stock (stated at liquidation value), $.01 par value, 250,000 shares authorized, 45,000 shares issued and outstanding at December 31, 2008	45,000	—

Stockholders’ Equity
Common stock, $.01 par value, 1,000,000,000 and 100,000,000 shares authorized, 5,772,076 and 10,000 shares issued and outstanding at December 31, 2008 and 2007, respectively	58	—
Additional paid-in capital	903,825	962,546
Accumulated deficit	(866,661)	(337,573)
Accumulated other comprehensive loss	(590)	(46)

Total stockholders’ equity	36,632	624,927

Total liabilities and stockholders’ equity	$159,009	$752,163

See Notes to Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2008	2007	2006
($ in thousands, except per share data)
Revenues
Investment management fees	$127,637	$158,998	$163,951
Distribution and service fees	30,210	36,467	29,805
Administration and transfer agent fees	18,285	23,354	19,802
Other income and fees	2,142	7,398	5,078

Total revenues	178,274	226,217	218,636

Operating Expenses
Employment expenses	83,091	94,478	97,730
Distribution and administration expenses	41,345	50,089	41,315
Other operating expenses	45,323	44,438	44,309
Restructuring and severance	4,793	371	13,634
Goodwill impairment	449,020	—	—
Intangible asset impairment	110,244	301	32,471
Depreciation and other amortization	1,132	1,095	1,057
Amortization of intangible assets	25,132	30,097	32,007

Total operating expenses	760,080	220,869	262,523

Operating Income (Loss)	(581,806)	5,348	(43,887)

Other Income (Expense)
Unrealized appreciation (depreciation) on trading securities	(3,224)	(2,569)	745
Other income (expense)	(3,849)	2,227	714

Total other income (expense)	(7,073)	(342)	1,459

Interest Income (Expense)
Interest expense	(2,620)	(26,739)	(33,433)
Interest income	903	1,633	1,467

Total interest expense	(1,717)	(25,106)	(31,966)

Loss Before Income Taxes	(590,596)	(20,100)	(74,394)
Income tax benefit	(61,508)	(5,950)	(26,841)

Net Loss	(529,088)	(14,150)	(47,553)

Preferred Stockholder Dividends	(470)	—	—

Net Loss Available to Common Stockholders	$(529,558)	$(14,150)	$(47,553)
Weighted average shares outstanding (in thousands)	5,772	5,772	5,772

Loss per share—basic and diluted	$(91.75)	$(2.45)	$(8.24)

See Notes to Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

	For the Years Ended December 31, 2008, 2007 and 2006
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
($ in thousands)
Balances at December 31, 2005	10,000	$—	$502,646	$(275,615)	$(12)	$227,019

Net loss			—	(47,553)	—	(47,553)
Other comprehensive income:
Net unrealized appreciation on securities available-for-sale			—	—	15	15

Total comprehensive loss						(47,538)
Contribution from former parent			74,000	—	—	74,000

Balances at December 31, 2006	10,000	—	576,646	(323,168)	3	253,481

Implementation of FIN 48			—	(255)	—	(255)
Net loss			—	(14,150)	—	(14,150)
Other comprehensive income:
Net unrealized depreciation on securities available-for-sale			—	—	(49)	(49)

Total comprehensive loss						(14,454)
Contribution from former parent			385,900	—	—	385,900

Balances at December 31, 2007	10,000	—	962,546	(337,573)	(46)	624,927

Net loss			—	(529,088)	—	(529,088)
Other comprehensive income:
Net unrealized depreciation on securities available-for-sale			—		(544)	(544)

Total comprehensive loss						(529,632)
Preferred shareholder dividend			(470)	—	—	(470)
Issuance of preferred stock			(45,000)	—	—	(45,000)
Distribution of tax attribute to former parent			(66,036)	—		(66,036)
Non-cash distribution of Goodwin Capital Advisors, Inc. to former parent			(8,427)	—	—	(8,427)
Cash contribution from former parent			38,094	—	—	38,094
Non-cash contribution from former parent			23,176	—	—	23,176
Consummation of spin-off transaction and distribution of common stock	5,762,076	58	(58)			—

Balances at December 31, 2008	5,772,076	$58	$903,825	$(866,661)	$(590)	$36,632

See Notes to Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
($ in thousands)
Cash Flows from Operating Activities:
Net loss	$(529,088)	$(14,150)	$(47,553)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	25,132	30,097	32,007
Goodwill impairments	449,020	—	—
Intangible assets impairments	110,244	301	32,471
Amortization of deferred commissions	3,128	3,141	3,035
Depreciation and other amortization	1,132	1,095	2,726
(Gain) loss on sale of marketable securities	1,648	(1,774)	(543)
Proceeds from sale of trading securities	2,857	11,593	2,394
Purchase of trading investments	(929)	(11,370)	(3,237)
Unrealized depreciation (appreciation) on trading securities	3,115	2,569	(745)
Equity in earnings of affiliates, net of dividends	2,054	(191)	26
Payments of deferred commissions	(2,335)	(3,887)	(2,585)
Deferred taxes	(65,311)	(7,242)	(17,747)
Changes in operating assets and liabilities:
Accounts receivable	2,897	(899)	3,486
Receivables from related parties	7,860	3,081	(7,201)
Prepaid expenses and other assets	(114)	(251)	143
Accounts payable and accrued liabilities	(8,758)	(5,327)	12,579
Payables to related parties	—	(890)	919
Income taxes payable	3,799	12,019	(827)
Other liabilities	—	(4,929)	6,564

Net cash provided by operating activities	6,351	12,986	15,912

Cash Flows from Investing Activities:
Purchase of investment management contract	(1,083)	(1,123)	(6,321)
Capital expenditures	(4,800)	(460)	(1,552)
Sale (purchase) of available-for-sale securities, net	(115)	(107)	(173)

Net cash used in investing activities	(5,998)	(1,690)	(8,046)

Cash Flows from Financing Activities:
Borrowings from related parties	—	—	24,000
Distribution to former parent	(2,187)	—	—
Contributions from former parent	38,094	60,900	25,000
Repayment of debt	(22,019)	(69,243)	(46,807)

Net cash provided by (used in) financing activities	13,888	(8,343)	2,193

Net increase in cash and cash equivalents	14,241	2,953	10,059
Cash and cash equivalents, beginning of year	36,815	33,862	23,803

Cash and Cash Equivalents, End of Year	$51,056	$36,815	$33,862

Supplemental Cash Flow Information:
Interest paid	$8,329	$30,802	$30,558
Income taxes paid (refunded), net	$(91)	$(10,531)	$(8,226)
Non-Cash Financing Activities:
Contribution from former parent	$23,176	$325,000	$49,000
Distribution of tax attributes to former parent	$(66,036)	$—	$—
Preferred shareholder dividend	$(470)	$—	$—

See Notes to Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Business

Virtus Investment Partners, Inc. (the “Company” or “Virtus”), formerly known as Phoenix Investment Partners, Ltd., was formed on November 1, 1995 through a reverse merger with Duff & Phelps Corporation. From 1995 to 2001, the Company was a majority-owned indirect subsidiary of The Phoenix Companies, Inc. (“PNX”). On January 11, 2001, a subsidiary of PNX acquired the outstanding shares of the Company not already owned and the Company became an indirect wholly-owned subsidiary of PNX.

On December 12, 2008, the PNX board of directors approved a plan to distribute PNX’s interest in the Company (the “Separation” or the “spin-off”), excluding the assets and business of the Company’s subsidiary, Goodwin Capital Advisors, Inc. (“Goodwin”). The PNX Board of Directors declared a dividend payable to each PNX holder of record at the close of business on the record date of December 22, 2008 for the distribution of one share of Virtus common stock for every twenty shares of PNX common stock. Effective as of 5:00 P.M. on December 31, 2008, PNX completed the separation of Virtus and the distribution of Virtus common shares to PNX shareholders. Following the spin-off, PNX does not have any ownership interest in the Company.

PNX had historically provided a variety of corporate and other support services to the Company, including information technology, human resources administration, legal, compliance, tax administration, internal audit, facilities, corporate communications, corporate and staff, and other services. In connection with the spin-off, the Company and PNX entered into a transition services agreement pursuant to which PNX may continue to provide certain of these support services on an interim basis until the Company completes the process to replace all of these services. We are now performing all of the interim services detailed in the transaction services agreement, including human resources, information technology, facilities, legal and certain other services. Additionally, the Company and PNX also entered into a note agreement described further in Note 9.

The Company through its wholly owned subsidiaries provides a variety of investment management and related services to a broad base of individual and institutional clients throughout the U.S. The Company’s primary business is investment management and related services. Retail investment management services (including administrative services) are provided to individuals through products consisting of open-end mutual funds, closed-end funds, and separately managed accounts. Separately managed accounts are offered to high-net-worth individuals and include intermediary programs that are sponsored and distributed by non-affiliated broker-dealers, and individual direct managed account investment services that are sold and administered by the Company. Institutional investment management services are provided primarily to corporations, multi-employer retirement funds and foundations, endowments and other special purpose funds. In addition, investment management services are provided on structured finance products, including collateralized debt obligations backed by portfolios of assets. The principal operating subsidiaries of the Company included in these consolidated financial statements are as follows:

•

VP Distributors, Inc. (“VPD”), formerly known as Phoenix Equity Planning Corporation (“PEPCO”), a registered broker-dealer and registered transfer agent, serves principally as distributor, underwriter, transfer agent and fund administrator for products registered with the Securities and Exchange Commission (“SEC”).

•

Virtus Investment Advisors (“VIA”), formerly known as Phoenix Investment Counsel, Inc. (“PIC”), a wholly owned subsidiary of VPD, is a registered investment advisor providing investment management services primarily under agreements with registered investment companies.

•

Duff & Phelps Investment Management Co. (“Duff & Phelps”), a registered investment advisor providing investment management services to a variety of institutions and individuals, including affiliated registered investment companies; corporate, public and multi-employer retirement funds.

•

SCM Advisers LLC (“SCM”), a registered investment advisor providing investment management services primarily to institutional accounts, individual investors, structured finance products and affiliated registered investment companies.

•

Zweig Advisers LLC (“ZA”) and its wholly owned subsidiary, Euclid Advisors LLC (“Euclid”), registered investment advisors providing investment management services primarily under agreements with affiliated registered investment companies. ZA and Euclid are collectively referred to as “Zweig” in the Consolidated Financial Statements.

•

Kayne Anderson Rudnick Investment Management, LLC (“KAR”), a registered investment advisor providing investment management services primarily to high-net-worth individuals and affiliated registered investment companies.

The consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 also includes the results of Goodwin. Goodwin is a registered investment advisor providing investment management services primarily to institutional accounts, structured finance products, affiliated registered investment companies and Phoenix Life Insurance Company’s (“Phoenix Life”) general account. In connection with the spin-off, net assets of $8.4 million for Goodwin were distributed to PNX and the Company has no ownership interest in Goodwin at December 31, 2008. Goodwin will continue to act as an unaffiliated subadvisor providing investment management services.

2.	Summary of Significant Accounting Policies

The significant accounting policies, which have been consistently applied, are as follows:

Principles of Consolidation and Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Material intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and highly liquid money market mutual fund investments.

Marketable Securities

Marketable securities consist of affiliated mutual fund investments and other publicly traded securities which are carried at market value in accordance with Statement of Financial Accounting Standards (“SFAS’) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Mutual fund investments held by the Company’s broker-dealer subsidiary are classified as assets held for trading purposes. The Company provides the initial capital to funds or separately managed account strategies for the purpose of creating track records. Any unrealized appreciation or depreciation on these assets is included in “Other income” in the Consolidated Statements of Operations (“Statements of Operations”). Other mutual fund investments or publicly traded securities held by the Company are considered to be available-for-sale, with any unrealized appreciation or depreciation, net of income taxes, reported as a component of accumulated other comprehensive income in stockholders’ equity. Marketable securities are marked to market based on the respective publicly quoted net asset values of the funds or market prices of the equity securities or bonds.

Deferred Commissions

Deferred commissions, which are included in other assets, are commissions paid to broker-dealers on sales of affiliated Class B and Class C mutual fund shares (“Class B and C shares”). These commissions are recovered by the receipt of monthly asset-based distributor fees received from the mutual funds or contingent deferred sales charges received upon redemption of the Class B and Class C shares within five and one years of purchase, respectively.

The deferred costs resulting from the sale of Class B shares are amortized on a straight-line basis over a three or five-year period, depending on the fund, or until the underlying Class B shares are redeemed. Deferred costs resulting from the sale of Class C shares are amortized on a straight-line basis over a one-year period.

Furniture, Equipment and Leasehold Improvements

Furniture, equipment and leasehold improvements are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 10 years for furniture and office equipment, and 3 to 5 years for computer equipment and software. Leasehold improvements are amortized over the lesser of useful lives or term of the related leases. Major renewals or betterments are capitalized and recurring repairs and maintenance are charged to operations.

Intangible Assets and Goodwill

Definite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of such assets, which range from 1 to 16 years. Effective October 1, 2008, based on the Company’s history and experience, it was determined that the useful lives of the open end mutual fund contracts was greater than previous estimates. The Company extended the useful lives of these assets to 16 years and, as a result, recognized $1.0 million less in amortization expense for the year ended December 31, 2008 and anticipates recognizing $4.2 million less of amortization expense for the year ended December 31, 2009. Definite-lived intangible assets are evaluated for impairment on an ongoing basis in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” whenever events or circumstances indicate that they carrying value of the definite-lived intangible asset may not be fully recoverable. The Company determines if impairment has occurred by comparing estimates of future undiscounted cash flows to the carrying value of assets. Assets are considered impaired, and an impairment is recorded, if the carrying value exceeds the expected future undiscounted cash flows.

Goodwill represents the excess of the purchase price of acquisitions and mergers over the identified net assets and liabilities acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not being amortized. A single reporting unit has been identified for the purpose of assessing potential future impairments of goodwill. An impairment analysis of goodwill is performed annually or more frequently, if warranted by events or changes in circumstances affecting the Company’s business.

Indefinite-lived intangible assets are comprised of investment advisory contracts with affiliated closed-end registered investment companies. These assets are tested for impairment annually and when events or changes in circumstances indicate the assets might be impaired.

Revenue Recognition

Investment management fees, distribution and service fees, and administration and transfer agent fees are recorded as income during the period in which services are performed. Investment management fees, which are accrued monthly, are earned based upon a percentage of assets under management, and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payment.

Gross investment management fees earned on open-end mutual funds range from 0.10% to 1.50% of average assets under management, depending on the type of fund. Investment management fees earned on closed-end funds range from 0.50% to 0.85% of average assets under management. Investment management fees earned on separately managed accounts and institutional accounts are negotiated and are based primarily on asset size, portfolio complexity and individual needs and range from 0.15% to 1.00%. Investment management fees earned on structured finance products range from 0.08% to 0.45% of the principal outstanding. The Company accounts for investment management fees in accordance with Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, or EITF 99-19, and has recorded its management fees net of fees paid to unaffiliated advisors. Amounts paid to unaffiliated subadvisors for the years ended December 31, 2008, 2007 and 2006 were $17.7 million, $21.6 million and $13.3 million, respectively.

Investment management fees related to the Phoenix Life Insurance Company (“Phoenix Life”) general account were earned on a cost-recovery basis. In addition, in August 2002 the Company agreed to waive investment management fees related to Phoenix Life’s Employee Retirement Plan until those fees totaled $2.5 million. During 2007 the $2.5 million threshold was reached and the Company began recognizing fees. In 2008 and 2007, fees of $0.8 million and $0.9 million, respectively, were recorded. These fees were recorded as income during the period in which services were performed. Effective with the spin-off on December 31, 2008, the Company no longer manages the majority of the assets of Phoenix Life’s general account.

Management fees contingent upon achieving certain levels of performance are recorded when earned. Certain fees related to collateralized loan obligations (“CLOs”) and collateralized debt obligations (“CDOs”) are subordinate and contingent upon the portfolio meeting certain financial criteria. As of December 31, 2008, three CDOs and CLOs did not meet all of the criteria and, accordingly, no fees were recognized. At such time as the criteria are met, all or a portion of the subordinated fees may be recovered.

Distribution and service fees are earned based on a percentage of assets under management and are paid monthly pursuant to the terms of the respective distribution and service fee contracts.

Administration and transfer agent fees consist of fund administration fees, transfer agent fees, fiduciary fees and underwriter fees. Fund administration fees are earned based on the average daily assets in the funds. Transfer agent fees are earned based on a contractual amount plus a fee based on the number of accounts at the end of a month. Fiduciary fees are recorded monthly based on the number of 401(k) accounts. Underwriter fees are sales-based charges on sales of certain class A-share mutual funds. The Company outsources certain back office functions related to administration and transfer agent fees. Administration fees are reported on a gross basis and transfer agent fees are reported on a net basis in accordance with EITF No. 99-19. Transfer agent fees, which are reported net of payments to third-party service providers, for the years ended December 31, 2008, 2007 and 2006 were $4.4 million, $6.5 million and $5.8 million, respectively.

Other income and fees consist primarily of redemption income on the early redemption of class B-share mutual funds and brokerage commissions and fees earned for distribution of nonaffiliated products. Commissions earned (and related expenses) are recorded on a trade date basis and are computed based upon contractual agreements.

Income Taxes

The Company uses an asset and liability approach to account for income taxes. The objective is to recognize the amount of taxes payable or refundable for the current year through charges or credits to the current tax provision, and to recognize deferred tax assets and liabilities for the future tax consequences resulting from temporary differences between the amounts reported in the consolidated financial statements and their respective tax bases. The measurement of tax assets and liabilities is based on enacted tax laws and applicable tax rates. A deferred tax valuation allowance is established if it is considered more likely than not that all or a portion of the deferred tax assets will not be realized.

For the years ended December 31, 2008, 2007 and 2006, the Company and its subsidiaries are included in the consolidated federal income tax return filed by PNX and each is party to a tax sharing agreement by and among PNX and its subsidiaries. In accordance with this agreement, federal income taxes are allocated as if each subsidiary’s tax liability had been calculated on a separate company basis, except that benefits for any net operating losses, tax credits and capital losses will be provided to the extent such loss or tax credit is utilized in the consolidated federal tax return. As such, the consolidated tax provision is an aggregation of the allocation of taxes to the separate Company subsidiaries.

Significant judgment is required in evaluating tax positions and in computing the tax provision including valuation allowances, the timing of reversals of net operating losses, and other items, the outcomes of which may not be known at the date of the financial statements. Uncertain tax positions taken by the Company are accounted for under FASB Interpretation No. 48, “Accounting for Uncertain Tax Positions,” or FIN 48, which may require certain benefits taken on a tax return to not be recognized in the financial statements when there is the potential for certain tax positions to be challenged by taxing authorities.

Earnings Per Share

Earnings per share (“EPS”) is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share takes into account the effect of dilutive instruments, such as common stock options, restricted stock units and Series B convertible preferred stock that were outstanding during the period and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding (treasury stock method). For the years ended December 31, 2008, 2007 and 2006, stock options, restricted stock units and Series B convertible preferred stock were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

Fair Value Measurements and Fair Value of Financial Instruments

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”. The Company deferred implementation of fair value measurement disclosures related to its goodwill and intangible assets pursuant to FSP 157-2. At December 31, 2008, all of the Company’s recurring fair value measurements, which consist solely of mutual funds and marketable securities, represent Level 1 fair value measurements, which, as defined in SFAS 157, are quoted prices in active markets for identical assets or liabilities.

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that the Company disclose the estimated fair values for certain of its financial instruments. Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments. Long-term debt equals or approximates fair value since these instruments were recently negotiated. Marketable securities are reflected in the financial statements at fair value based upon publicly quoted market prices.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash and cash equivalents in bank deposits with financial institutions. Cash deposits at these financial institutions may exceed Federal Deposit Insurance Corporation insurance limits.

Market Risk

The Company’s primary exposure to market risk is directly related to its role as investment advisor for various accounts it manages and the funds for which it acts as advisor. Most of the Company’s revenues are derived from investment management fees, which are based on the market value of the assets under its management. In addition, distribution and fund administration fees are also asset-based. A decline in the values of securities under management would cause revenues and income to decline.

The Company is also subject to market risk due to a decline in the values of its investments in marketable securities held for its own account. A change in the market value of these investments would result in a corresponding change to either net income or other comprehensive income.

Employee Benefits

Effective November 1, 2008 the employees of the Company are eligible to participate in several employee benefit programs sponsored by the Company, including certain health care benefits, life insurance and a defined contribution 401(k) retirement plan administered by a third party. For the 401(k) plan, employees may contribute a percentage of their eligible compensation into the 401(k) retirement plan, subject to certain limitations imposed by the Internal Revenue Code (the “Code”). The Company matches employee contributions subject to certain limitations. Additionally, an excess benefits plan provides for those portions of benefit obligations that are in excess of amounts permitted by the Code.

Prior to November 1, 2008, certain current and former employees of the Company and its subsidiaries were members of a group medical and group life plan, were covered under a qualified defined benefit pension plan, and were eligible to participate in a defined contribution 401(k) retirement plan, each of which was sponsored by PNX and administered by a third-party administrator. The qualified pension and 401(k) retirement plans comply with the requirements established by the Employee Retirement Income Security Act of 1974 (“ERISA”). Prior to November 1, 2008, the Company was charged by Phoenix Life for its costs under these plans and for the Company’s matching portion of the 401(k) retirement plan. Employee benefit costs were $6.8 million, $8.9 million and $10.0 million for 2008, 2007 and 2006, respectively. The Company does not maintain a qualified or non-qualified defined benefit plan.

Certain employees of the Company have been granted options to purchase common stock of PNX which, in connection with the spin-off on December 31, 2008, were converted to equity awards relating to shares of the Company’s common stock. Additionally, certain employees of the Company have been granted restricted stock units of PNX common stock which, also in connection with the spin-off, were converted to equity awards relating to shares of the Company’s common stock. The Company records compensation expense related to the options that were issued to employees over a three-year vesting period based on the fair value of the options as of the grant date. See Note 16 for further discussion of stock-based compensation.

Business Segment

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes disclosure requirements relating to operating segments in annual and interim financial statements. The Company operates in one business segment, namely as an asset manager providing investment management and distribution services for retail and institutional products. Although the Company does make some disclosure regarding assets under management and other asset flows by product, the Company has determined that it operates in one business segment as it reviews financial performance at an aggregate level. All of the products and services provided relate to asset management and are subject to a similar regulatory framework. Investment organizations within the Company are generally not aligned with specific product lines. Investment professionals may manage both retail and institutional products.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require new fair value measurements, but provides guidance on how to measure fair value by establishing a fair value hierarchy used to classify the source of the information. Quantitative and qualitative disclosures will focus on the inputs used to measure fair value for both recurring and non-recurring fair value measurements and the effects of the measurements in the financial statements. FASB Staff Position FAS 157-2, or FSP 157-2, delayed application of SFAS 157 for non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The Company’s initial adoption of SFAS 157 on January 1, 2008 for all eligible assets and liabilities did not have a significant impact on its financial position or results of operations as SFAS 157 primarily addresses disclosure surrounding fair value measurements. The Company adopted this standard on January 1, 2009 and does not expect it to have a significant impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. The Company adopted SFAS 159 on January 1, 2008 with no impact on its financial position or results of operations as the Company did not elect the fair value option for any of its financial instruments.

In December 2007, the FASB issued SFAS No. 141(R), Accounting for Business Combinations, or SFAS 141(R). SFAS 141(R) requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose all information needed to evaluate and understand the nature and financial effect of the combination and is effective for fiscal years beginning after December 15, 2008. The Company adopted this standard on January 1, 2009 and does not expect it to have a significant impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, or SFAS 160. SFAS 160 requires all entities to report noncontrolling interests in subsidiaries in the same way—as equity in the consolidated financial statements and requires that associated transactions be treated as equity transactions—and is effective for fiscal years beginning after December 15, 2008. The Company adopted this standard on January 1, 2009 and does not expect it to have a material impact on the Company’s financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FASB Statement No. 142. FSP FAS 142-3 requires an entity to consider its own assumptions about renewal extension or reduction of the term of the arrangement, consistent with its expected use of the asset. FSP FAS 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141(R) and other U.S. GAAP. The Company adopted this standard on January 1, 2009 and does not expect it to have a material impact on the Company’s financial position or results of operations.

3.	Acquisitions, Goodwill and Other Intangible Assets

Intangible assets at December 31, were as follows:

	2008	2007
($ in thousands)
Definite-lived intangible assets:
Investment contracts	$287,596	$305,492
Accumulated amortization	(256,101)	(170,607)

Definite-lived intangible assets, net	31,495	134,885
Indefinite-lived intangible assets	29,490	73,291

Total intangible assets, net	$60,985	$208,176

Activity in intangible assets and goodwill for the years ended December 31, was as follows:

	Year Ended December 31,
	2008	2007	2006
($ in thousands)
Intangible assets
Purchases	$1,083	$828	$6,372
Goodwin distribution to former parent	(12,898)	—	—
Amortization	(25,132)	(30,097)	(32,007)
Impairment	(110,244)	(301)	(32,471)

Change in intangible assets	(147,191)	(29,570)	(58,106)
Balance, beginning of period	208,176	237,746	295,852

Balance, end of period	$60,985	$208,176	$237,746

Goodwill
Goodwin distribution to former parent	(554)	—	—
Impairment	(449,020)	—	—

Change in goodwill	(449,574)	—	—
Balance, beginning of period	454,369	454,369	454,369

Balance, end of period	$4,795	$454,369	$454,369

Definite-lived intangible asset amortization for the next five years is estimated as follows: 2009—$6.5 million, 2010—$4.3 million, 2011—$3.7 million, 2012—$3.6 million, 2013—$3.6 million and thereafter—$9.8 million. At December 31, 2008, the weighted average estimated remaining amortization period for definite-lived investment contracts is 7 years.

During the first quarter of 2008, the Company recorded a $10.5 million pre-tax impairment on identified intangible assets related to institutional investment management contracts. This impairment resulted from the termination of certain contracts and related factors.

During the third and fourth quarters of 2008, the Company recorded impairments on intangible assets and goodwill totaling $548.8 million. During the third quarter of 2008, the Company determined that a triggering event requiring an impairment assessment had occurred as a result of significant declines in the equity markets, and the decline in valuations of financial companies in 2008. The primary drivers of the impairment were a reduction in assets under management due to markets being at multi-year lows and valuation multiples for asset managers also being at multi-year lows. The equity markets and valuation multiples continued to significantly deteriorate in the fourth quarter of 2008, resulting in additional impairment after the Company conducted its annual impairment assessments and the assessment required in connection with the spin-off transaction.

The Company used a discounted cash flow model to calculate the fair value of definite-lived and indefinite-lived intangible assets. To test for impairment of goodwill, the Company obtained and weighted several estimates of the fair value of the reporting unit, including discounted cash flow analyses, a revenue multiple analysis, a market transaction, and the Company’s market capitalization.

In the fourth quarter of 2007, the Company performed an interim test of certain of its definite-lived intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as a result of significant outflows in assets under management experienced at one of its operating subsidiaries due to the loss of a significant number of accounts. A pre-tax impairment charge of $0.3 million was recorded.

In the first quarter of 2006, the Company recorded a $32.5 million pre-tax impairment on definite-lived intangible assets related to certain investment management contracts. This impairment resulted from the termination of the associated management contracts and related lost revenues.

For each of the impairment losses noted above, a goodwill impairment test was also performed in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, and, except as noted, did not result in impairment charges.

4.	Marketable Securities

The Company’s marketable securities consist of both trading (including securities held by a broker-dealer affiliate) and available-for-sale securities. The composition of the Company’s marketable securities at December 31, was as follows:

	Cost	Unrealized Gain (Loss)	Market Value
($ in thousands)
2008
Trading:
Affiliated managed account, common stock	$523	$20	$543
Affiliated mutual funds	9,156	(4,501)	4,655

Total trading securities	9,679	(4,481)	5,198

Available-for-sale:
Affiliated closed-end funds	1,736	(520)	1,216

Total marketable securities	$11,415	$(5,001)	$6,414

	Cost	Unrealized Gain (Loss)	Market Value
($ in thousands)
2007
Trading:
Affiliated managed account, common stock	$861	$—	$861
Affiliated mutual funds	12,875	(993)	11,882

Total trading securities	13,736	(993)	12,743

Available-for-sale:
Affiliated closed-end funds	1,621	—	1,621

Total marketable securities	$15,357	$(993)	$14,364

The Company provided seed capital for a long/short investment strategy. As a result, the Company held securities sold short that represented the short portion in connection with that strategy. The short positions at December 31, 2007 are included as liabilities on the consolidated balance sheets. These positions were liquidated in the fourth quarter of 2008.

At December 31, 2008, two investments with total unrealized losses of $0.1 million have been in an unrealized loss position for greater than one year and one investment with an unrealized loss of $0.4 million has been in an unrealized loss position for less than one year. Management believes the unrealized losses on available-for-sale investments are primarily the result of the significant weakness in the equity markets that occurred in the second half of 2008 and not underlying issues with the investments held that might indicate the unrealized losses are not recoverable. The Company has the ability and intent to hold these investments. As a result, management does not believe any of the available-for-sale investments are other-than-temporarily impaired at December 31, 2008.

5.	Furniture, Equipment and Leasehold Improvements

Furniture, equipment, and leasehold improvements at December 31, were comprised of the following:

	2008	2007
($ in thousands)
Computer equipment and software	$4,833	$4,262
Leasehold improvements	2,117	7,627
Furniture and office equipment	7,844	11,918

	14,794	23,807
Accumulated depreciation and amortization	(8,899)	(21,575)

Furniture, equipment and leasehold improvements, net	$5,895	$2,232

6.	Long-Term Investments and Other Assets

Long-term investments and other assets include deferred commissions, expected insurance recoveries and equity method investments.

Deferred Commissions

Deferred commissions are commissions paid to broker-dealers on sales of Class B and Class C mutual fund shares. These commissions are recovered by the receipt of monthly asset-based distributor fees from the mutual funds or contingent deferred sales charges received upon redemption of the Class B and Class C shares within five years and one year of purchase, respectively. Deferred commissions were $1.8 million and $2.6 million at December 31, 2008 and 2007, respectively. Amortization expense, including adjustments for redemptions, was $3.1 million, $3.1 million and $3.0 million in 2008, 2007 and 2006, respectively. The deferred commission asset is periodically assessed for impairment and additional amortization expense is recorded, as appropriate.

Inverness/Phoenix and Related Partnerships

At December 31, 2008 and 2007, the Company had a 23% interest in Inverness/Phoenix Capital LLC (“IPC”). IPC is a joint venture with Inverness Management LLC, an unrelated third-party. IPC acts as a general partner to several partnerships that invest in private equity transactions (primarily management led buy-outs), expansion financing and recapitalizations involving management participation. IPC is accounted for using the equity method. The Company’s share of the earnings of unconsolidated investments is included in other income in the Statements of Operations.

At December 31, 2008 and 2007, the Company’s combined investment in IPC and one of its related partnerships was $0.4 million and $1.5 million, respectively. At December 31, 2008, the Company had a liability of $1.1 million recorded in other accrued liabilities to reflect a negative capital balance associated with the Company’s general partnership interest in IPC as the Company may be required to refund distributions previously received, depending on the future performance of the remaining investment held in the partnership.

7.	Collateralized Debt or Bond Obligations and Hedge Funds

At December 31, 2008, VIA or SCM served as the investment advisors to seven collateralized debt or loan obligation (“CDO/CLOs”) trusts. The CDO/CLOs, which are investment trusts, had aggregate assets of $0.9 billion, $3.6 billion and $4.0 billion at December 31, 2008, 2007 and 2006, respectively, that were primarily invested in a variety of fixed income securities. The CDO/CLOs, in turn, issued tranched collateralized debt and residual equity securities to third parties as well as, in certain instances, to Phoenix Life’s general account. The CDO/CLOs reside in bankruptcy remote, special purpose entities in which the Company provides neither recourse nor guarantees. The Company has determined that it is not the primary beneficiary of these VIEs as defined by Financial Interpretation No. (“FIN”) 46-R. Accordingly, the Company’s financial exposure to these CDO/CLOs stems only from the investment management fees it earns, which totaled $5.0 million, $8.1 million and $8.0 million in 2008, 2007 and 2006, respectively.

8.	Income Taxes

The components of the provision for income taxes for the years ended December 31, were as follows:

	2008	2007	2006
($ in thousands)
Current
Federal	$3,419	$(499)	$(9,831)
State	360	1,790	737

Total current tax expense (benefit)	3,779	1,291	(9,094)

Deferred
Federal	(61,062)	(7,244)	(16,349)
State	(4,225)	3	(1,398)

Total deferred tax benefit	(65,287)	(7,241)	(17,747)

Total expense (benefit) for income taxes	$(61,508)	$(5,950)	$(26,841)

The following presents a reconciliation of the provision (benefit) for income taxes computed at the federal statutory rate to the provision (benefit) for income taxes recognized in the consolidated statements of operations for the periods indicated:

	Years Ended December 31,
	2008		2007		2006
($ in thousands)
Tax at statutory rate	$(206,708)	(35)%	$(7,035)	(35)%	$(26,038)	(35)%
State taxes, net of federal benefit	(2,512)	(3)%	1,141	5	(369)	—
Goodwill amortization and impairments	83,957	14%	17	—	80	—
Adjustments to tax accruals	—	—	13	—	78	—
Contingency reserve	(500)	0%
Change in valuation allowance	80,488	16%
Goodwin spin	(14,917)	(2)%
Other, net	(1,316)	0%	(86)	—	(592)	(1)

Income tax expense (benefit)	$(61,508)	(10)%	$(5,950)	(30)%	$(26,841)	(36)%

Deferred taxes resulted from temporary differences between the amounts reported in the consolidated financial statements and the tax basis of assets and liabilities. The tax effects of temporary differences at December 31, were as follows:

	2008	2007
($ in thousands)
Deferred tax assets:
Intangible assets	$92,047	$13,641
Net operating losses	14,392	49,831
Other	6,087	3,716

Gross deferred tax assets	112,526	67,188
Valuation allowance	(105,815)	(10,642)

Gross deferred tax assets after valuation allowance	6,711	56,546

Deferred tax liabilities:
Intangible assets	(15,133)	(65,446)
Other investments	(105)	(214)

Gross deferred tax liabilities	(15,238)	(65,660)

Deferred tax liability, net	$(8,527)	$(9,114)

Deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled.

The Company concluded that a valuation allowance on substantially all of its deferred tax assets at December 31, 2008 was required. In accordance with FAS 109, the determination of the realizability of deferred tax assets involves an analysis of estimates of future taxable income from operations and consideration of available tax planning strategies and actions that it would implement, if necessary, as well as an analysis of the expiration dates and amounts of carryforwards related to net operating losses and capital losses. These estimates are projected through the life of the related deferred tax assets based on assumptions that the Company believes to be reasonable and consistent with demonstrated operating results. The projection also includes consideration of the reversal of deferred tax liabilities that are in the same period and jurisdiction and are of the appropriate character as the temporary differences that gave rise to the deferred tax assets. Due to a lack of history as a separate operating and reporting group, very little weight was given to projections of future income.

When performing the assessment of the need for a valuation allowance under SFAS 109, “Accounting for Income Taxes”, paragraph 25 requires that the evidence be weighted to the extent to which it can be objectively verified. Aspects of the projections used in the impairment analyses, while fair and reasonable, may not be highly objectively verifiable. Accordingly, certain assumptions, such as those for future growth, were not included in the SFAS 109 analysis because those assumptions would not carry sufficient weight to support realization of deferred tax assets.

PNX has historically filed consolidated federal income tax returns, which included Virtus as a wholly owned subsidiary. In connection with the spin-off, the Company entered into a tax separation agreement with PNX on December 18, 2008, as amended on April 8, 2009. At December 31, 2008, excluding the impact of the valuation allowance, gross deferred tax assets of $112.5 million are recorded in the Company’s financial statements, attributable primarily to the tax basis in excess of financial reporting basis in certain Company intangibles that will be retained by the Company in connection with the terms of the tax separation agreement, as amended. The final election to allocate federal income tax attributes is expected to be made by PNX upon the filing of its consolidated federal income tax return for the year ended December 31, 2008, which is due to be filed on or before September 15, 2009. The tax separation agreement, as amended, provides that PNX will make specific elections and waivers intended to preserve the Company’s tax basis in intangible assets. In the event that some or all of the tax attributes the Company expects to retain are ultimately not available to the Company, it would reduce or eliminate a portion of these deferred tax assets.

As of December 31, 2008, the Company had deferred tax assets of $14.4 million and $3.1 million related to net operating losses and capital losses, respectively, for federal and state income tax purposes. The related federal and state net operating loss carryovers are scheduled to begin to expire in the year 2019. The related federal and state capital loss carryovers are scheduled to expire beginning in year 2009.

The Company has historically been included in the consolidated federal income tax return filed by PNX and has been a party to a tax sharing agreement by and among PNX and its subsidiaries. In accordance with this agreement, federal income taxes are allocated as if they had been calculated on a separate company basis, except that benefits for any net operating losses, tax credits and capital losses will be provided to the extent such loss or tax credit is utilized in the consolidated federal tax return. As such, the consolidated tax provision is an aggregation of the allocation of taxes to the separate Company subsidiaries. The Company maintained a balance payable to PNX of $0.6 million and $12.0 million at December 31, 2008 and December 31, 2007, respectively.

The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a cumulative effect adjustment of approximately $0.3 million increase in liabilities for uncertain tax benefits, which was accounted for as an increase to the January 1, 2007 balance of accumulated deficit. At December 31, 2008, the Company has no unrecognized tax benefits.

Activity in unrecognized tax benefits for the years ended December 31, 2008 and 2007 was as follows:

(in thousands)	2008	2007
Balance, beginning of year	$500	$472
Decrease related to tax positions taken in prior years	(500)	—
Increase related to positions taken in the current year	—	28

Balance, end of year	$0	$500

The Company records interest and penalties related to income taxes as a component of income tax expense. The Company recorded no interest or penalties related to uncertain tax positions at December 31, 2008 or December 31, 2007. Based upon the timing and status of its current examinations by taxing authorities, the Company does not believe that it is reasonably possible that any changes to the balance of unrecognized tax benefits occurring within the next 12 months will result in a significant change to the results of operations, financial condition or liquidity. In addition, the Company does not anticipate that there will be additional payments made or refunds received within the next 12 months with respect to the years under audit.

The earliest federal tax year open for examination is 2004. The earliest open years in the Company’s major state tax jurisdictions are 1996 and 2003 for Connecticut and New York, respectively. The Company does not believe that any adjustment from any open tax year will result in a material change in the Company’s financial position.

9.	Long-Term Debt

Notes Payable:

The Company entered into various debt agreements with PNX in 2001 and 2002 that had original maturity dates at various times in 2007 that were subsequently extended to 2010. Interest was payable in arrears at annual rates ranging from 5.32% to 7.56% for the years 2006 and 2007. During 2006 and 2007, each of these notes was forgiven by PNX. The PNX board of directors deemed it to be in the best interests of PNX and the Company to forgive the remaining intra-company indebtedness associated with these notes in the amount of $325.0 million effective as of December 31, 2007.

Additionally, on February 26, 2001, the Company entered into a separate $69.0 million subordinated note agreement with Phoenix Life due March 1, 2006 in exchange for debentures held by Phoenix Life. In December 2005, this agreement was renegotiated to provide for quarterly payments of $3.0 million. The renegotiated note was scheduled to mature on December 2010 with an annual rate of 6.55%. In connection with the spin-off, PNX restructured the note on December 31, 2008, as amended on March 31, 2009. Interest on the restructured note is fixed at 6.55% through January 16, 2009 and is 9.0% thereafter and is paid quarterly. The loan is secured by substantially all of the assets of the Company.

Under the restructured note, the Company must maintain certain financial covenants, as defined, including (i) an adjusted “EBITDA to Total Interest Expense Ratio” of not less than 4.00 to 1.00 for any period of four consecutive fiscal quarters; (ii) an adjusted “EBITDA to Senior Interest Expense Ratio” of not less than 3.50 to 1.00 for any period of four consecutive fiscal quarters; (iii) “Net Worth” of at least $135.0 million plus (y) 50.0% of net income for each fiscal quarter (without deducting for any net losses) and (z) 75.0% of all future equity contributions; (iv) “Assets Under Management” of at least $18.5 billion; and (v) an adjusted “Senior Debt to EBITDA Ratio” of not more than 2.50 to 1.00 for any period of four consecutive fiscal quarters. For purposes of the loan agreement, adjusted EBITDA means, as of the end of any fiscal quarter of the Company, net income of the Company and its subsidiaries before interest expense, income taxes, depreciation and amortization expenses, non-cash stock-based compensation, unrealized mark-to-market gains and losses and other non-recurring, extraordinary items, in each case as mutually agreed. Upon default, at the option of Phoenix Life, the loan would become immediately due and payable. The terms of this loan required the Company to maintain a minimum net worth of $135.0 million. At December 31, 2008, the Company would not have been in compliance with this covenant as a result of the $127.1 million fourth quarter pre-tax non-cash impairment charge related to goodwill and intangible assets recorded on December 31, 2008, the date of the spin-off transaction. On March 31, 2009, the Company and PNX amended the loan agreement to decrease the minimum net worth covenant from $135.0 million to $50.0 million, effective as of December 31, 2008.

The outstanding balance on this note at December 31, 2008 and 2007 was $20.0 million and $42.0 million, respectively. The fair value of this note approximated its carrying value at December 31, 2008 and was $41.2 million at December 31, 2007.

Credit Facilities and Other Note Agreements:

On September 30, 2005, in connection with the final acquisition of KAR, the Company entered into promissory note agreements with the KAR minority members totaling $67.0 million to finance the acquisition of the minority interest in KAR, of which $9.8 million plus interest was paid on January 3, 2006 and the remaining $57.2 million plus interest was paid on January 2, 2007. The funds to make this payment were made available to the Company as a result of a $60.9 million capital contribution from PNX to the Company on January 2, 2007. The interest rate on the notes was 4.75%.

Until April 2, 2008, the Company was a potential borrower under PNX’s $150.0 million unsecured senior revolving credit facility, dated as of November 22, 2004, amended on June 6, 2006 and scheduled to terminate on June 6, 2009. PNX unconditionally guaranteed any loans under this facility to the Company. Base rate loans bore interest at the greater of Wachovia Bank, National Association’s prime commercial rate or the federal funds rate plus 0.50%. Eurodollar rate loans bore interest at London Interbank Offered Rate (“LIBOR”) plus an applicable percentage based on PNX’s Standard & Poor’s and Moody’s ratings. The $25.0 million that had been outstanding at December 31, 2005 was repaid in its entirety on May 5, 2006 and there were no further borrowings against this facility after that time. The Company was removed as a borrower of the facility effective April 2, 2008.

Interest expense related to the promissory note agreements and the credit facility including any facility, usage, commitment, and guarantee fees, was $3.4 million in 2006.

10.	Commitments and Contingencies

Litigation and Arbitration Matters

The Company is regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. The litigation and arbitration naming us as a defendant ordinarily involves our activities as an employer, investor, investment advisor, broker-dealer or taxpayer. It is not feasible to predict or determine the ultimate outcome of all legal or arbitration proceedings or to provide reasonable ranges of potential losses. The Company believes that the outcomes of our litigation and arbitration matters are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition. However, given the large or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation and arbitration, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operations or cash flows in particular quarterly or annual periods.

On May 20, 2008, SCM Advisors, LLC (“SCM”), a wholly owned subsidiary of the Company, was named a respondent in an arbitration commenced with the American Arbitration Association by a former institutional client, for alleged losses sustained while SCM was providing investment advisory services. The investment losses were primarily related to investments in collateralized debt obligations and were alleged to exceed $38.0 million. Subsequent to December 31, 2008, a resolution was reached on this matter with no material impact to the Company.

During 2008, the Company was notified by an individual private client of a potential disagreement on the appropriateness of the inclusion of a third-party issued auction rate preferred security in its portfolio. The client would like to liquidate the holding; however, there is currently no secondary market for this type of investment. The Company is working with the client, who is in discussions with the issuer and underwriter, and believes that the client may be able to exit the security. The Company is unable to predict the ultimate outcome of this matter, and if the Company were to be required to repurchase the security, it could incur a loss as a result that could range from $0 to $0.4 million. No liability has been accrued for this matter as of December 31, 2008.

Also during 2008, the Company was notified by an individual private client of a potential disagreement on the appropriateness of the inclusion of a preferred security in its portfolio. In 2009, the Company agreed to provide a fee waiver on future fees earned in managing that account and has recorded a liability of $0.7 million at December 31, 2008 to reflect this agreement.

Regulatory Matters

State regulatory bodies, the SEC, the Financial Industry Regulatory Authority (“FINRA”) and other regulatory bodies regularly make inquiries of the Company and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws and laws governing the activities of broker-dealers. The Company endeavors to respond to such inquiries in an appropriate manner and to take corrective action if warranted.

Insight Funds

On May 18, 2006, the Company acquired the rights to advise, distribute and administer the Insight Funds from Harris Investment Management, Inc. (“Harris”) for $4.1 million plus $1.3 million of transaction costs. As discussed further in Note 14, Harris is a related party of the Company.

Under the terms of the agreement, during its first four years, the Company is required to make additional annual payments to Harris related to the purchase of contracts of certain money market funds based upon the net profits earned on those funds. The Company made payments totaling $2.3 million through December 31, 2008 related to the first two years of this agreement and has accrued $0.6 million at December 31, 2008 for the third annual payment. The initial purchase price and these additional money market payments have been allocated to identified intangible assets and are being amortized over periods ranging from one to five years. Harris continues to manage the majority of the Insight Funds as sub-advisor.

Provisions of the agreement require that the Company make additional payments to Harris should the Company terminate its sub-advisory agreements with Harris for reasons other than cause. At this time, the Company does not intend to terminate the agreements and, therefore, has not established any related accruals.

Additionally, the Company entered into a strategic partnership agreement with Harris, whereby Harris would be available to the Company as a sub-advisor for non-Harris funds. Harris was subsequently appointed a sub-advisor to certain funds. The agreement states with regard to these sub-advised funds, if the sub-advisory fees Harris earns in the first five years of the agreement do not reach a specified amount, the Company must pay Harris an amount as predetermined by the agreement. Under the agreement, the Company would be required to pay a maximum of $20.0 million reduced by the amount of fees that Harris would have earned from termination date to the end of the five year period on funds from which Harris was terminated with cause. If the Company were to terminate the contracts without cause, the termination costs would be based on $35.0 million, adjusted by a factor for the percentage of original assets that remain. The agreement was executed on March 28, 2006 and, to date, the Company has recognized approximately $12.8 million of the obligation either by direct payments to Harris or accruals. As the calculations are based on facts that can only be determined at the end of five years, and as there are significant variables that can impact such calculations, any obligation is not estimable at this time. The Company has done a hypothetical calculation and determined that no payment would be required. The Company does not believe that it is probable or reasonably possible that a liability has been incurred. The Company will continue to review the contingent obligation.

Other Matters

The Company indirectly guarantees the activities of its broker-dealer subsidiary. In addition, in the ordinary course of business the Company may enter into contracts with third parties pursuant to which the third parties provide services on the Company’s behalf or the Company provides services on behalf of the third parties. In certain circumstances, the Company may agree to indemnify the third-party service provider. The terms of indemnification may vary from contract to contract and the amount of indemnification liability, if any, cannot be determined. The Company made no payments to third parties in 2008, 2007 or 2006, and has recorded no liabilities with regard to commitments as of December 31, 2008. The Company believes that any risk of loss for direct or indirect guarantees is remote and would not have a material impact on the Company’s operating results or financial position.

Lease Commitments

The Company incurred rental expenses on operating leases of $6.5 million, $4.2 million and $10.7 million in 2008, 2007 and 2006, respectively, and received income from subleases of $1.7 million, $1.1 million and $0.9 million in 2008, 2007 and 2006, respectively. The Company is committed to the following future net minimum rental payments under non-cancelable operating leases:

	Lease Payments	Income From Subleases	Net Lease Payments
($ in thousands)
2009	$2,895	$332	$2,563
2010	2,902	340	2,562
2011	1,593	104	1,489
2012	1,137	—	1,137
2013	1,151	—	1,151
2014 and thereafter	4,174	—	4,174

	$13,852	$776	$13,076

11.	Capital and Reserve Requirement Information

As a broker-dealer registered with the SEC, VPD is subject to certain rules regarding minimum net capital. VPD operates pursuant to Rule 15c3-1, paragraph (a) of the Securities Exchange Act of 1934 and, accordingly, is required to maintain a ratio of “aggregate indebtedness” to “net capital” (as those items are defined) which may not exceed 15.0 to 1.0.

Aggregate indebtedness, net capital, and the resultant ratio for VPD were as follows:

	December 31,
	2008	2007
($ in thousands)
Aggregate indebtedness	$9,243	$13,705
Net capital	11,095	7,448
Ratio of aggregate indebtedness to net capital	0.8 to 1	1.8 to 1

VPD’s minimum required net capital at December 31, 2008 and 2007 based on its aggregate indebtedness on those dates, was $0.6 million and $0.9 million, respectively.

The operations of VPD do not include the physical handling of securities or the maintenance of open customer accounts. Accordingly, VPD is exempt from the reserve provisions of Rule 15c3-3 under the exemption allowed by paragraph (k)(2)(i) of such rule.

12.	Restructuring and Severance

During 2008, the Company consolidated certain overlapping investment strategies and closed two locations, resulting in employee headcount reductions and lease abandonments. During 2005, the Company undertook a restructuring of the business, incurring costs primarily related to employee reductions including severance. Additionally, as a result of these reductions, in 2006, excess office space was vacated and made ready to sublet. Lease losses associated with various abandoned office space have been recognized representing the Company’s best estimate of the present value of the amount owed under the leases reduced by sub-lease income. A summary of severance and restructuring activity for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
($ in thousands)
Beginning unpaid balance	$3,875	$6,939	$414
Costs incurred and expensed:
Employee staff reductions	3,931	371	4,876
Lease abandonment and other	862	—	8,758

Total costs incurred and expensed	4,793	371	13,634
Costs paid	(6,657)	(3,435)	(7,109)

Ending unpaid balance	$2,011	$3,875	$6,939

13.	Other Comprehensive Income

The components of other comprehensive income, and related tax effects, were as follows:

	Before Tax	Tax Expense (Benefit)	Net-of- Tax
($ in thousands)
Year Ended December 31, 2008
Unrealized losses on securities available-for-sale:
Unrealized holding losses arising during period	$(544)	$—	$(544)

Other comprehensive income (loss)	$(544)	$—	$(544)

Year Ended December 31, 2007
Unrealized gains on securities available-for-sale:
Unrealized holding gains arising during period	$(75)	$26	$(49)

Other comprehensive income (loss)	$(75)	$26	$(49)

Year Ended December 31, 2006
Unrealized losses on securities available-for-sale:
Unrealized holding losses arising during period	$24	$(9)	$15

Other comprehensive income (loss)	$24	$(9)	$15

There were no sales of available-for-sale securities during the years ended December 31, 2008, 2007 and 2006.

14.	Other Related Party Transactions

As discussed in further detail throughout these notes, the Company has certain agreements with related parties whereby the Company and/or the related party provide services on behalf of the other party. Any intercompany balances outstanding associated with PNX transactions are reviewed monthly and are settled to the extent cash is available.

Revenues

The Company provides investment advisory services to affiliated mutual funds. The Company also managed assets and provided other investment advisory services to PNX and Phoenix Life, related parties prior to December 31, 2008. The revenues earned from managing related party assets for the years ended December 31, were as follows:

	2008	2007	2006
($ in thousands)
Management fees:
Affiliated mutual and closed-end funds	$71,051	$84,887	$76,246
Phoenix Life General Account	12,148	11,589	9,840
Phoenix Life variable product separate accounts, net of reimbursement	2,191	2,332	3,046
Other	783	853	(5)

Total management fees	86,173	99,661	89,127

Distribution and service fees	30,210	36,467	29,805

Administration fees:
Fund administration	11,859	14,322	11,500
Shareholder service agent	4,446	6,466	5,754
Other	292	495	591

Total administration fees	16,597	21,283	17,845

Other income and fees	615	645	683

Total	$133,595	$158,056	$137,460

Pursuant to the terms of its distribution plans with affiliated mutual funds, the Company received a total of $30.2 million, $36.5 million and $29.8 million in 2008, 2007 and 2006, respectively, from affiliated mutual funds for providing distribution and other services. Of these amounts, $26.3 million, $30.8 million and $24.4 million in 2008, 2007 and 2006, respectively, were paid in the form of trailing commissions for services rendered to unaffiliated broker-dealers. Trailing commissions are included in other operating expenses on the Consolidated Statements of Operations. The remaining distributor fees of $3.9 million, $5.7 million and $5.4 million in 2008, 2007 and 2006, respectively, were retained as reimbursement for distribution services provided by the Company.

The Company serves as the administrator to the affiliated mutual funds. For its services, including financial agent services, the Company received administration fees of $11.9 million, $14.3 million and $11.5 million in 2008, 2007 and 2006, respectively. Of these amounts, $7.6 million, $8.7 million and $7.9 million in 2008, 2007 and 2006, respectively, were paid to an unaffiliated third party for providing fund accounting services.

The Company also serves as transfer agent for certain affiliated mutual funds. For these services, the Company earned fees totaling $8.4 million, $10.4 million and $7.6 million in 2008, 2007 and 2006, respectively, and paid out sub-transfer agent fees of $4.0 million, $4.0 million and $1.8 million in those years, respectively. These fees are presented net in Administration and transfer agent fees on the Consolidated Statements of Operations.

The Company received management fees of 0.10%, 0.09% and 0.07% of the net asset value of the Phoenix Life General Account assets under management in 2008, 2007 and 2006, respectively. The Company’s transactions with affiliates comprised 75%, 70% and 63% of total revenues, of which 8%, 6% and 6% related to Phoenix Life, for the years ended 2008, 2007 and 2006, respectively The revenues related to Phoenix Life were, and continue to be, managed by Goodwin, which is no longer part of the Company effective December 31, 2008.

Receivables from Related Parties

Receivables from affiliates as of December 31, were as follows:

	2008	2007
($ in thousands)
Investment management fees	$9,051	$13,574
Distribution and service fees	1,908	3,102
Administration fees	1,322	3,047
Other receivables	2,135	2,553

	$14,416	$22,276

Operating Expenses

Prior to the spin-off, Phoenix Life provided certain administrative services at the request of the Company. Additionally, certain of the Company’s active and retired employees participated in the Phoenix Life multi-employer retirement and benefit plans prior to the spin-off (see Note 2). The expenses recorded by the Company for significant services provided by Phoenix Life for the years ended December 31, were as follows:

	2008	2007	2006
($ in thousands)
Computer services	$3,436	$4,095	$4,023
Professional fees	2,417	3,569	4,457
Communications	1,042	1,815	1,339
Administrative fees	1,126	1,678	1,475
Corporate and staff	596	1,245	736
Rent	3,084	2,711	2,531
Employee related charges:
Healthcare and life insurance benefits	2,400	3,042	3,759
Pension and savings plans	3,309	2,691	3,387
Human resources administration	1,428	2,915	2,576
Equipment rental and maintenance, and other	52	60	78

Total	$18,890	$23,821	$24,361

The Company paid these charges based on contractual agreements. Computer services were based on actual or specified usage. Other charges were based on hourly rates, square footage or head count. The Company reimbursed Phoenix Life for employee related charges based on actual costs paid by Phoenix Life. Management believes that the methods used by Phoenix Life to allocate these expenses to the Company were reasonable.

Payables to Related Parties

Payables to related parties for operating expenses as of December 31, 2007 were $11.3 million.

Spin-off Related Transactions

On December 31, 2008 and in connection with the spin-off transaction, PNX forgave or assumed $23.2 million of liabilities primarily related to taxes, stock based compensation and pension obligations that the Company recorded as a capital contribution. In addition, on December 31, 2008, PNX funded a $3.1 million cash contribution to reimburse certain spin-off related liabilities representing primarily professional fees, lease build-out costs and other costs associated with establishing the Company as a stand-alone entity. The Company recorded a $66.0 million distribution to PNX related to tax attributes, including those of Goodwin, that resulted from the final tax accounting for the spin-off in accordance with both tax regulations and the amended tax separation agreement.

Harris Bankcorp Related Party Transactions

As discussed in Note 15, Harris Bankcorp owns 100% of the Company’s outstanding Series B convertible preferred stock. In conjunction with the purchase of the Harris Insight mutual fund contracts in May 2006 (see Note 3), the Company engaged Harris Investment Management, Inc., a subsidiary of Harris Bankcorp, as a sub-advisor to certain affiliated mutual funds. In addition, a portion of the assets held in the former Harris Insight funds were distributed through affiliates of Harris Bankcorp. Expenses and payments recognized in connection with sub-advisory and distribution agreements from the date of the original preferred stock investment on October 31, 2008 through December 31, 2008 were as follows:

2008
($ in thousands)
Sub-advisory management fees	$979
Distribution and service fees	270

Total	$1,249

In addition, for the first four years after the purchase of the Harris Insight mutual funds, the Company has agreed to pay to Harris Bankcorp 50.0% of the net profit earned by the Company on the money market mutual funds acquired from Harris Bankcorp. These payments are accrued throughout the year and made on the anniversary date of the purchase of the Harris Insight mutual funds.

At December 31, 2008, $2.1 million was payable to Harris Bankcorp related to the sub-advisory management fees, the distribution fees and the money market earn-out in accordance with the adoption agreement.

15.	Series B Convertible Preferred Stock

On October 31, 2008 and December 31, 2008, the former parent company of the Company sold a total of 45,000 shares of Series B Convertible Preferred Stock (“Series B”) for net proceeds of $35.0 million. Harris Bankcorp, a related party as discussed further in Note 14, owns 100% of the outstanding Series B. At December 31, 2008, 250,000 shares of Series B were authorized and 45,000 were issued and outstanding. Significant terms of the Series B are as follows:

Dividends—Holders of the Series B are entitled to receive annual dividends at a rate of 8.0%. The payment of Series B dividends is senior to the payment of dividends on any other class of stock. Subject to certain limitations, dividends may be paid in cash or additional shares of Series B at the discretion of the Company. In addition, the holders of the Series B are entitled to share in any dividends paid on shares of common stock pro rata with the holders of common stock. Dividends payable on Series B are cumulative and will continue to accumulate daily, whether or not declared and paid. In the event that the Company elects to pay the quarterly dividend on the Series B in additional shares of preferred stock, those preferred shares would generally be entitled to all the rights of the Series B.

Future Equity Financing—In the event that at any time prior to the two year anniversary of the sale of the Series B the Company determines to raise equity to finance its business, and Harris Bancorp or any of its affiliates holds the equivalent of at least 10% of the Company’s outstanding common stock, the Company must offer Harris Bankcorp the initial opportunity to provide such financing up to a principal amount of $25.0 million of newly issued preferred stock. The additional financing right does not apply to equity raised in connection with shares issued pursuant to any employee benefit plan, in connection with the acquisition of another company or pursuant to any stock split, stock dividend or recapitalization by the Company. The conversion price for the new preferred stock will be the lower of the conversion price of the Series B and the average price of the Company’s common stock over the ten trading days immediately prior to the transaction. As a result, should the additional financing right be exercised, it could cause the financing to be more expensive than financing the Company might otherwise obtain in the absence of such right.

In the event that this additional financing right is exercised, and Harris Bancorp beneficially owns in excess of 33% of the Company’s outstanding common stock, Harris Bankcorp will have the right to appoint an additional member to the Company’s Board of Directors, subject to regulatory considerations. If the consummation of the additional financing by Harris Bankcorp would result in an assignment of the Company’s investment advisory contracts within the meaning of the Investment Company Act and the Advisers Act, then the Company and Harris Bankcorp would structure the new securities to be issued to ensure that such an assignment would not occur.

Investor Put Right; Company Call Option—At any time after October 31, 2011, Harris Bankcorp has the right to require the Company to repurchase 9,783 shares of the Series B for a purchase price equal to the liquidation preference of the Series B. The price may be payable by the Company in cash or, at the election of the Company, with two senior promissory notes of equal amounts with terms of one and two years, respectively, with interest payable at LIBOR plus 3.00% per annum. The put right is guaranteed by PNX.

The put right and the call option will expire should the average closing price of the Company’s common stock during any five consecutive trading day period exceed the conversion price per share of the Series B. The put right and the call option will also expire as to any shares of the Series B previously converted into Company common stock.

Liquidation Preference—Upon a liquidation of the Company, holders of Series B will be entitled to receive an amount equal to the greater of the stated value plus any accumulated but unpaid dividends, or the amount holders would be entitled to if their Series B were converted into Company common stock at the conversion rate, plus all unpaid dividends on the Company’s common stock through the date of liquidation.

Conversion—Holders of Series B may convert their shares into shares of Company common stock at any time at the conversion rate set out below. In the event that the holders of a majority of the then outstanding Series B approve a mandatory conversion of the Series B, all of the shares of Series B then outstanding will be automatically converted into shares of Company common stock at the conversion rate set out below.

The initial conversion rate for each share of Series B is 38.31 shares of Company common stock subject to customary anti-dilution adjustments. In the event that the closing price of the common stock exceeds 175% of the applicable conversion price for at least twenty days out of the previous thirty days on which the common stock has traded, the Company may elect to cause each share of Series B to be converted into shares of common stock at the conversion rate then in effect. However, holders of Series B may elect to retain their shares of Series B and thereby forfeit their right to participate in any common stock dividends.

Redemption—At any time after October 31, 2014, the Company will have the option to redeem all (but not less than all) of the then outstanding shares of Series B for cash equal to the liquidation preference plus all accumulated and unpaid dividends and all accrued interest. Holders of Series B may elect the shares to be converted into common stock immediately prior to any redemption by the Company at the conversion rate. At any time after October 31, 2015, the holders of Series B will have the option to require the Company to redeem any or all of the Series B for cash equal to the liquidation preference plus any accumulated and unpaid dividends and all accrued interest.

16.	Share-Based Compensation

Spin-Off

At the time of the spin-off on December 31, 2008, substantially all of the Company’s outstanding stock options and restricted stock units were converted from PNX common stock to Virtus common stock. Each equity award was modified in a manner intended to preserve the economics of the original grant, including the number of awards and exercise price compared to the fair value of the award at the date of modification. Stock options of Company stock at December 31, 2008 following the spin-off were as follows:

	Common Shares	Weighted Average Exercise Price
Outstanding	180,923	$36.45
Exercisable	131,043	$37.79

At December 31, 2008, 114,153 restricted stock units were outstanding.

The conversion of existing PNX awards was considered a modification in accordance with SFAS 123(R). As a result, the Company compared the fair value of each award immediately prior to the spin-off to the fair value immediately after the spin-off to measure incremental compensation cost, if any. The conversion did not result in any incremental fair value. Therefore, no stock-based compensation expense was recorded as a result of the modification.

During 2008, the Company adopted the Omnibus Incentive and Equity Plan (the “Plan”) governing equity awards. The Plan contains provisions similar to the legacy PNX Stock Option Plan described below. At December 31, 2008, 1,800,000 shares were authorized for issuance under the Plan.

PNX Stock Option Plan

Prior to the spin-off, certain employees of the Company were granted options to purchase common stock of PNX under an approved PNX stock option plan. These options, which were granted at various times beginning in June 2002, vested over a three-year period and were to terminate ten years from the date of grant. PNX options were granted with an exercise price equal to the market value of the shares at the date of grant. The Company recorded compensation expense, relating to charges from PNX for allowing Company employees to participate in the plan, of $0.6 million, $0.5 million and $0.4 million in 2008, 2007 and 2006 respectively, related to these options. At December 31, 2008, as a result of the spin-off, no PNX options were outstanding for Virtus employees.

PNX Restricted Stock Unit Plan

Prior to the spin-off, certain employees of the Company were granted restricted stock units (“RSUs”) of PNX stock under an approved PNX restricted stock unit plan. Each RSU, once vested, entitled the holder to one share of PNX common stock when the restriction expired. The RSUs were to be either time-vested or performance-contingent. The Company recorded compensation expense, related to charges from PNX for allowing the Company employees to participate in the RSU plan, of $1.8 million, $2.6 million and $0.8 million in 2008, 2007 and 2006, respectively. At December 31, 2008, as a result of the spin-off, no PNX RSUs were outstanding.

The Company did not capitalize any stock-based compensation expenses during the three years ended December 31, 2008.

Stock options

Once vested, options become exercisable. For stock options awarded, the Company recognizes expense over the vesting period equal to their fair value at issuance. The Company calculates the fair value of options using the Black-Scholes option valuation model.

Key Assumptions Used in Valuing Each PNX-related Option:

	Years Ended December 31,
	2008	2007	2006
Expected term	6 years	10 years	10 years
Weighted-average expected volatility	42.9%	28.6%	24.3%
Weighted-average interest rate	2.9%	4.6%	4.6%
Weighted-average common share dividend yield	1.4%	1.1%	1.1%

PNX Stock Option Activity Related to Company Employees at Weighted-Average Exercise Price:

	Years Ended December 31
	2008		2007
	Common shares	Price	Common shares	Price
Outstanding, beginning of year	649,406	$14.39	904,619	$14.36
Granted	191,588	11.36	139,000	14.06
Exercised	(7,333)	10.27	(99,212)	9.22
Forfeited	(83,561)	12.62	(51,501)	14.38
Canceled/expired	(80,803)	15.13	(243,500)	16.19
Transferred due to spin-off	(171,199)	16.02	—	—
Exchanged due to spin-off	(498,098)	13.24	—	—

Outstanding, end of year	—	—	649,406	14.39

The aggregate intrinsic value of options outstanding at December 31, 2008 and 2007 was $0.0 million and $0.2 million, respectively.

As of December 31, 2008, no options were vested and exercisable. As of December 31, 2007, 430,769 options were vested and exercisable, with an aggregate intrinsic value of $.02 million. These options had a weighted-average exercise price of $14.63 and a weighted-average remaining contractual term of 4.7 years.

Weighted-Average Fair Value:

	Years Ended December 31,
	2008		2007		2006
	Common Shares	Grant Date Fair Value	Common Shares	Grant Date Fair Value	Common Shares	Grant Date Fair Value
PNX options granted to Company employees	191,588	$4.16	139,000	$5.77	155,500	$5.67

Option Values:

	Years Ended December 31,
	2008	2007	2006
($ in millions)
Intrinsic value of options exercised	$0.0	$0.5	$0.1

Cash received from option exercises for the years ended December 31, 2008, 2007 and 2006 was $0.1 million, $0.9 million and $0.2 million, respectively.

As of December 31, 2008, there is no unrecognized compensation cost related to any PNX options granted to Company employees.

Restricted stock units and restricted stock

Prior to the spin-off, the Company participated in PNX RSU plans under which RSUs were granted to employees. The Company recognized compensation expense over the vesting period of the RSUs, which was generally three years for each award.

PNX RSU Activity Related to Company Employees at Weighted-Average Grant Price:

	Years Ended December 31,
	2008		2007
	RSUs	Fair Value	RSUs	Fair Value
Outstanding, beginning of year	396,442	$14.10	268,270	$11.13
Awarded	59,202	11.33	324,175	14.09
Converted to common shares/applied to taxes	50,516	14.41	(184,397)	9.71
Canceled	(91,611)	14.29	(11,606)	14.60
Transferred due to spin-off	(140,187)	13.58	—	—
Exchanged due to spin-off	(274,362)	13.76	—	—

Outstanding, end of year	—	—	396,442	14.10

Generally, the shares underlying these awards were issued upon vesting unless the employee elected to defer receipt. Deferred awards were issued on the employee’s respective termination or retirement.

Weighted-Average Fair Value:

	Years Ended December 31,
	2008		2007		2006
	RSUs	Grant Date Fair Value	RSUs	Grant Date Fair Value	RSUs	Grant Date Fair Value
PNX RSUs awarded to Company employees	59,202	$11.33	324,175	$14.09	110,989	$14.60

RSU Values:

	Years Ended December 31,
	2008	2007	2006
	($ in millions)
Intrinsic value of RSUs converted	$0.9	$3.6	$2.3

As of December 31, 2008, there was no unrecognized compensation cost related to non-vested RSUs granted to Company employees.

17.	Earnings Per Share

Following the spin-off from PNX, the Company had 5,772,076 common shares outstanding at a par value of $0.01 per share. This number of shares is being used to calculate earnings per share for periods prior to the Separation. The same number is being used to calculate basic earnings per share and diluted earnings per share for all periods because there were no common shares of the Company traded prior to December 31, 2008 and no Virtus share options or restricted shares were outstanding prior to the spin-off.

The following sets forth the computation of basic and diluted earnings per share for the years ended December 31,:

	2008	2007	2006
Net loss available to common stockholders (in thousands)	$(529,558)	$(14,150)	$(47,553)
Weighted average shares outstanding – basic and diluted	5,772,076	5,772,076	5,772,076
Net loss per basic and diluted share	$(91.75)	$(2.45)	$(8.24)

For the years ended December 31, 2008, 2007 and 2006, stock options, restricted stock units and Series B convertible preferred stock were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

18.	Selected Quarterly Data (Unaudited)

	2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
($ in thousands, except per share data)
Revenues	$34,887	$44,806	$48,048	$50,533
Operating loss	(135,558)	(427,816)	(4,741)	(13,691)
Net loss available to common stockholders	(179,681)	(337,269)	(3,434)	(9,174)
Loss per share—basic and diluted	(31.13)	(58.43)	(0.60)	(1.59)

	2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$56,190	$56,551	$57,170	$56,306
Operating gain	1,402	2,105	1,715	126
Net loss available to common stockholders	(3,983)	(711)	(3,782)	(5,674)
Loss per share—basic and diluted	(0.69)	(0.12)	(0.66)	(0.98)

19.	Subsequent Events

On March 31, 2009, the Company and Phoenix Life modified their loan agreement, effective as of December 31, 2008, to decrease the minimum net worth covenant to $50.0 million from $135.0 million.

On April 8, 2009, the Company amended the tax separation agreement with PNX dated December 18, 2008 to clarify the treatment and election necessary as a result of the spin-off from PNX.

On April 6, 2009, the Board of Directors of the Company declared a dividend on its Series B Convertible Preferred Stock of $0.2 million payable on April 13, 2009 to holders of record as of the close of business on April 6, 2009.