Form 10-Q
period 2009-03-31
VIRTUS INVESTMENT PARTNERS, INC.
filed 2009-05-13
CIK 883237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 001-33050

VIRTUS INVESTMENT PARTNERS, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4191764
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Pearl St., 9th Floor, Hartford, CT 06103

(Address of principal executive offices) (Zip Code)

(800) 248-7971

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of the registrant’s common stock was 5,800,118 as of May 8, 2009.

VIRTUS INVESTMENT PARTNERS, INC.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Virtus Investment Partners, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2009	December 31, 2008
($ in thousands, except share data)
Assets
Current Assets
Cash and cash equivalents	$26,799	$51,056
Trading securities, at fair value	4,341	5,198
Available-for-sale securities, at fair value	1,358	1,216
Accounts receivable	16,741	18,087
Prepaid expenses and other assets	2,921	9,290

Total current assets	52,160	84,847
Furniture, equipment, and leasehold improvements, net	5,961	5,895
Intangible assets, net	59,334	60,985
Goodwill	4,795	4,795
Long-term investments and other assets	3,639	2,487

Total assets	$125,889	$159,009

Liabilities and Stockholders’ Equity
Current Liabilities
Accrued compensation and benefits	$5,540	$22,867
Accounts payable	3,482	5,642
Income taxes payable	669	626
Other accrued liabilities	5,678	14,076
Broker-dealer payable	3,796	4,461
Current portion of note payable	7,000	4,000

Total current liabilities	26,165	51,672
Deferred taxes, net	8,527	8,527
Note payable	12,000	16,000
Lease obligations and other long-term liabilities	2,908	1,178

Total liabilities	49,600	77,377

Commitments and Contingencies (Note 6)

Series B redeemable Convertible Preferred Stock (stated at liquidation value), $.01 par value, 250,000 shares authorized, 45,000 shares issued and outstanding at March 31, 2009 and December 31, 2008	46,060	45,000

Stockholders’ Equity
Common stock, $.01 par value, 1,000,000,000 shares authorized, 5,800,187 and 5,772,076 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	58	58
Additional paid-in capital	903,089	903,825
Accumulated deficit	(872,439)	(866,661)
Accumulated other comprehensive loss	(479)	(590)

Total stockholders’ equity	30,229	36,632

Total liabilities and stockholders’ equity	$125,889	$159,009

See Notes to Condensed Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2009	2008
($ in thousands, except per share data)
Revenues
Investment management fees	$17,790	$35,958
Distribution and service fees	5,267	8,509
Administration and transfer agent fees	2,867	5,229
Other income and fees	327	837

Total revenues	26,251	50,533

Operating Expenses
Employment expenses	14,346	23,038
Distribution and administration expenses	6,838	11,372
Other operating expenses	6,833	11,680
Restructuring and severance	437	—
Intangible asset impairment	—	10,452
Depreciation and other amortization	368	172
Amortization of intangible assets	1,900	7,510

Total operating expenses	30,722	64,224

Operating Loss	(4,471)	(13,691)

Other Income (Expense)
Realized and unrealized depreciation on trading securities	(861)	(842)
Other income	4	17

Total other expense, net	(857)	(825)

Interest Income (Expense)
Interest expense	(430)	(742)
Interest income	103	327

Total interest expense, net	(327)	(415)

Loss Before Income Taxes	(5,655)	(14,931)
Income tax expense (benefit)	123	(5,757)

Net Loss	(5,778)	(9,174)

Preferred Stockholder Dividends	(1,060)	—

Net Loss Available to Common Stockholders	$(6,838)	$(9,174)

Weighted Average Shares Outstanding (in thousands)	5,790	5,772

Loss per Share—Basic and Diluted	$(1.18)	$(1.59)

See Notes to Condensed Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2009	2008
($ in thousands)
Cash Flows from Operating Activities:
Net loss	$(5,778)	$(9,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	1,900	7,510
Intangible assets impairments	—	10,452
Amortization of deferred commissions	727	1,052
Depreciation and other amortization	368	172
Proceeds from sale of trading securities	1,000	112
Realized and unrealized depreciation on trading securities	861	842
Purchase of trading securities	(1,004)	(117)
Payments of deferred commissions	(335)	(668)
Deferred taxes	—	(5,109)
Changes in operating assets and liabilities:
Accounts receivable	1,346	2,369
Prepaid expenses and other assets	(881)	19
Accounts payable and accrued liabilities	(19,857)	(18,178)
Income taxes payable	43	(994)
Other liabilities	(1,182)	(1,314)

Net cash used in operating activities	(22,792)	(13,026)

Cash Flows from Investing Activities:
Capital expenditures	(434)	15
Purchase of available-for-sale securities	(31)	(28)

Net cash used in investing activities	(465)	(13)

Cash Flows from Financing Activities:
Repayment of note payable	(1,000)	(3,000)

Net cash used in financing activities	(1,000)	(3,000)

Net decrease in cash and cash equivalents	(24,257)	(16,039)
Cash and cash equivalents, beginning of period	51,056	36,815

Cash and Cash Equivalents, end of period	$26,799	$20,776

Supplemental Cash Flow Information:
Interest paid	$428	$5,576
Income taxes paid, net	$87	$—
Non-Cash Financing Activities:
Preferred stockholder dividend	$(1,060)	$—

See Notes to Condensed Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Business

Virtus Investment Partners, Inc. (the “Company” or “Virtus”) was formed on November 1, 1995 through a reverse merger with Duff & Phelps Corporation. From 1995 to 2001, the Company was a majority-owned indirect subsidiary of The Phoenix Companies, Inc. (“PNX”). On January 11, 2001, a subsidiary of PNX acquired the outstanding shares of the Company not already owned and the Company became an indirect wholly-owned subsidiary of PNX.

The PNX Board of Directors declared a dividend payable to each PNX stockholder of record at the close of business on the record date of December 22, 2008 for the distribution of one share of Virtus common stock for every twenty shares of PNX common stock. On December 31, 2008, PNX completed the separation of Virtus and the distribution of Virtus common shares to PNX stockholders. Following the spin-off, PNX does not have any ownership interest in the Company.

The Company, through its wholly-owned subsidiaries, provides a variety of investment management and related services to a broad base of individual and institutional clients throughout the United States of America. The Company’s primary business is investment management and related services. Retail investment management services (including administrative services) are provided to individuals through products consisting of open-end mutual funds, closed-end funds and separately managed accounts. Separately managed accounts are offered to high net-worth individuals and include intermediary programs that are sponsored and distributed by non-affiliated broker-dealers, and individual direct managed account investment services that are sold and administered by the Company. Institutional investment management services are provided primarily to corporations, multi-employer retirement funds and foundations, and endowments.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for fair statement have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The condensed consolidated financial statements include the Company’s accounts and all wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

3.	Summary of Significant Accounting Policies

A complete description of the Company’s significant accounting policies, which have been consistently applied, is detailed in its 2008 Annual Report on Form 10-K. A summary of significant accounting policies with updated activity subsequent to the filing of the 2008 Annual Report on Form 10-K is as follows:

Share-Based Compensation

The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. SFAS No. 123(R) requires an expense attributable to the cost of all share-based payments to employees, including grants of employee stock options and restricted stock units, to be recognized in the financial statements based on their fair values over the requisite service period. No stock options or restricted stock units were granted under the Company’s Omnibus Incentive and Equity Plan (the “Plan”) for the three months ended March 31, 2009. Certain previously outstanding PNX equity awards were converted, as of the effective date of the spin-off, into Company equity awards under the Plan. For the three months ended March 31, 2009 and 2008, the Company recognized $0.3 million and $0.5 million, respectively, in share-based compensation expense.

Income Taxes

In accordance with SFAS No. 109, Accounting for Income Taxes, the Company continues to record a valuation allowance of $107.9 million on $114.6 million of deferred tax assets as, in management’s judgment, it is more likely than not that this portion of the deferred tax assets will not be realized.

In connection with the spin-off of the Company from PNX, the Company entered into a tax separation agreement with PNX on December 18, 2008, as amended on April 8, 2009. At December 31, 2008, excluding the impact of the valuation allowance, gross deferred tax assets of $112.5 million were recorded in the Company’s financial statements attributable primarily to the tax basis in excess of the financial reporting basis of certain intangible assets that will be retained by the Company in accordance with the terms of the tax separation agreement, as amended. The tax separation agreement, as amended, provides that PNX will make specific elections and waivers intended to preserve the Company’s tax basis in its intangible assets. The final election to allocate federal income tax attributes is expected to be made by PNX upon the filing of its consolidated federal income tax return for the year ended December 31, 2008, which is to be filed on or before September 15, 2009. In the event that some or all of the tax attributes the Company expects to retain are ultimately not available to the Company, a portion of these deferred tax assets would be reduced or eliminated.

Comprehensive Loss

Comprehensive loss for the three months ended March 31, 2009 and 2008 was as follows:

	Three months ended March 31,
	2009	2008
($ in thousands)
Net loss	$(5,778)	$(9,174)
Net unrealized appreciation on available-for-sale securities	111	27

Total comprehensive loss	$(5,667)	$(9,147)

Recent Accounting Pronouncements

On April 9, 2009, the Financial Accounting Standards Board issued three staff positions related to fair value measurements, other-than-temporary impairments and interim disclosures of fair value. The Company will adopt this guidance for the quarter ended June 30, 2009. Management expects that the newly issued guidance will require additional disclosures in future interim financial statements but will not otherwise have a significant impact on the Company’s consolidated financial statements.

4.	Goodwill and Intangible Assets

The carrying value of goodwill at March 31, 2009 and December 31, 2008 was $4.8 million. Intangible assets at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009	December 31, 2008
($ in thousands)
Definite-lived intangible assets:
Investment contracts	$287,845	$287,596
Accumulated amortization	(258,001)	(256,101)

Definite-lived intangible assets, net	29,844	31,495
Indefinite-lived intangible assets	29,490	29,490

Total intangible assets, net	$59,334	$60,985

Activity in intangible assets for the three months ended March 31, 2009 and 2008 was as follows:

	Three months ended March 31,
	2009	2008
($ in thousands)
Intangible assets
Purchases	$249	$278
Amortization	(1,900)	(7,510)
Impairment	—	(10,452)

Change in intangible assets	(1,651)	(17,684)
Balance, beginning of period	60,985	208,176

Balance, end of period	$59,334	$190,492

Definite-lived intangible asset amortization for the next five fiscal years is estimated as follows: remainder of 2009—$4.8 million, 2010—$4.3 million, 2011—$3.7 million, 2012—$3.6 million, 2013—$3.6 million and thereafter—$9.8 million.

5.	Marketable Securities

The Company’s marketable securities consist of both trading (including securities held by a broker-dealer affiliate) and available-for-sale securities. The composition of the Company’s marketable securities at March 31, 2009 and December 31, 2008 was as follows:

March 31, 2009
	Cost	Unrealized Gain (Loss)	Fair Value
($ in thousands)
Trading:
Affiliated managed account, equity securities	$455	$(54)	$401
Affiliated mutual funds	8,761	(4,821)	3,940

Total trading securities	9,216	(4,875)	4,341

Available-for-sale:
Affiliated closed-end funds	1,767	(409)	1,358

Total marketable securities	$10,983	$(5,284)	$5,699

December 31, 2008
	Cost	Unrealized Gain (Loss)	Fair Value
($ in thousands)
Trading:
Affiliated managed account, equity securities	$523	$20	$543
Affiliated mutual funds	9,156	(4,501)	4,655

Total trading securities	9,679	(4,481)	5,198

Available-for-sale:
Affiliated closed-end funds	1,736	(520)	1,216

Total marketable securities	$11,415	$(5,001)	$6,414

At March 31, 2009, two investments with total unrealized losses of $0.1 million have been in an unrealized loss position for greater than one year and one investment with an unrealized loss of $0.3 million has been in an unrealized loss position for less than one year. Management believes the unrealized losses on available-for-sale investments are primarily the result of the significant declines in the equity markets that occurred in the second half of 2008 and not underlying issues with the investments held that might indicate the unrealized losses are not recoverable. The Company has the ability and intent to hold these investments. As a result, management does not believe any of the available-for-sale investments are other-than-temporarily impaired at March 31, 2009.

At March 31, 2009 and December 31, 2008, all of the Company’s financial instruments that are measured at fair value, which consist solely of mutual funds and marketable securities, utilize a Level 1 valuation technique which, as defined in SFAS No. 157, Fair Value Measurements, is quoted prices in active markets for identical assets or liabilities.

6.	Commitments and Contingencies

Litigation and Arbitration Matters

The Company is regularly involved in litigation and arbitration, either as a defendant or as a plaintiff. The litigation and arbitration naming the Company as a defendant ordinarily involves its activities as an employer, investor, investment advisor, broker-dealer or taxpayer. It is not feasible to predict or determine the ultimate outcome of all legal or arbitration proceedings or to provide reasonable ranges of potential losses. The Company believes that the outcomes of its litigation and arbitration matters are not likely, either individually or in the aggregate, to have a material adverse effect on its consolidated financial condition. However, given the large or indeterminate amounts that can be sought in certain of these matters and the inherent unpredictability of litigation and arbitration, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods. At March 31, 2009, the Company estimates that losses attributable to known outstanding disputes and pending claims could range from $0 to $0.4 million. No liability has been accrued for outstanding disputes and pending claims as of March 31, 2009.

Lease Commitments

The Company is committed to future rental payments, primarily for office leases, under non-cancelable operating leases. The timing of these payments is detailed in the Company’s 2008 Annual Report on Form 10-K. The Company incurred rental expenses on operating leases of $1.0 million and $1.6 million for the three months ended March 31, 2009 and 2008, respectively, and received income from subleases of $0.1 million and $0.6 million for the three months ended March 31, 2009 and 2008, respectively.

7.	Restructuring and Severance

The Company has undertaken restructuring, severance and other exit activities over the past several years which are described in more detail in Note 12 of its 2008 Annual Report on Form 10-K. Restructuring and severance activity for the three months ended March 31, 2009 and 2008 was as follows:

	Three months ended March 31,
	2009	2008
($ in thousands)
Beginning unpaid balance	$2,011	$3,875
Costs incurred and expensed:
Employee staff reductions	437	—
Costs paid	(606)	(572)

Ending unpaid balance	$1,842	$3,303

8.	Harris Bankcorp Related Party Transactions

Effective as of December 31, 2008, Harris Bankcorp owns 100% of the Company’s outstanding Series B Convertible Preferred Stock. In conjunction with the purchase of the Harris Insight mutual fund contracts in May 2006, the Company engaged Harris Investment Management, Inc., a subsidiary of Harris Bankcorp, as a sub-advisor to certain affiliated mutual funds. In addition, a portion of the assets held in the former Harris Insight mutual funds were distributed through affiliates of Harris Bankcorp. Sub-advisory investment management fees, which are recorded net of investment management fees in the consolidated statement of operations, and distribution and administration fee expenses paid to Harris Bankcorp for the three months ended March 31, 2009 were as follows:

Three months ended March 31, 2009
($ in thousands)
Sub-advisory investment management fees	$1,401
Distribution and administration expenses	975

Total fees and expenses paid to Harris Bankcorp	$2,376

In addition, for the first four years after the purchase of the Harris Insight mutual fund contracts, the Company has agreed to pay to Harris Bankcorp 50.0% of the net profit earned by the Company on the money market mutual funds acquired from Harris Bankcorp. These payments are accrued throughout the year and made on the anniversary date of the purchase of the Harris Insight mutual funds.

At March 31, 2009 and December 31, 2008, $2.2 million and $2.1 million, respectively, was payable to Harris Bankcorp and its affiliates related to sub-advisory investment management fees, distribution fees and money market earn-out obligations in accordance with the above agreement.

9.	Earnings Per Share

During the three months ended March 31, 2009, the Company had weighted average common shares outstanding of 5,789,709. Immediately following the spin-off from PNX, the Company had 5,772,076 common shares outstanding. This number of shares is being used to calculate basic and diluted earnings per share for periods prior to the spin-off on December 31, 2008. The same number is being used to calculate basic earnings per share and diluted earnings per share for affected periods because there were no common shares of the Company traded prior to December 31, 2008 and no Virtus stock options or restricted shares were outstanding prior to the spin-off.

The following sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
Net loss available to common stockholders (in thousands)	$(6,838)	$(9,174)
Weighted average shares outstanding—basic and diluted (in thousands)	5,790	5,772
Loss per share—basic and diluted	$(1.18)	$(1.59)

For the three months ended March 31, 2009 and 2008, stock options, restricted stock units and Series B Convertible Preferred Stock were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

10.	Subsequent Events

On April 6, 2009, the Board of Directors of the Company declared a dividend on its Series B Convertible Preferred Stock of $0.2 million payable on April 13, 2009 to holders of record as of the close of business on April 6, 2009.

On April 8, 2009, the Company amended the tax separation agreement with PNX dated December 18, 2008 to clarify the treatment of certain tax items and elections to be effective and made as a result of the spin-off from PNX.

On April 20, 2009, the Company granted 226,610 stock options with an exercise price of $9.40 and 339,915 restricted stock units under the Company’s Omnibus Incentive and Equity Plan. The stock options and restricted stock units will cliff vest on April 20, 2012 and the stock options have a 10 year term.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are, or may be considered to be, forward-looking statements. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “plan,” “intend,” “believe,” “anticipate,” “may,” “should,” or similar statements or variations of such terms.

Our forward-looking statements are based on a series of expectations, assumptions and projections about our Company, are not guarantees of future results or performance, and involve substantial risks and uncertainty, including assumptions and projections concerning our assets under management, cash inflows and outflows, operating cash flows, and future credit facilities, for all forward periods. All of our forward-looking statements are as of the date of this Quarterly Report only. The Company can give no assurance that such expectations or forward-looking statements will prove to be correct. Actual results may differ materially.

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report, as well as the following risks and uncertainties: (a) the effects of recent adverse market and economic developments on all aspects of our business; (b) the poor performance of the securities markets; (c) the poor relative investment performance of some of our asset management strategies and the resulting outflows in our assets under management; (d) any lack of availability of additional financing on satisfactory terms or at all; (e) any inadequate performance of third-party relationships; (f) the withdrawal of assets from our management; (g) the impact of our separation from PNX; (h) our ability to attract and retain key personnel in a competitive environment; (i) the ability of independent trustees of our mutual funds and closed-end funds, intermediary program sponsors, managed account clients and institutional asset management clients to terminate their relationships with us; (j) the possibility that our goodwill or intangible assets could become further impaired, requiring a charge to earnings; (k) the strong competition we face in our business from mutual fund companies, banks and asset management firms, most of which are larger than we are; (l) potential adverse regulatory and legal developments; (m) the difficulty of detecting misconduct by our employees, sub-advisors and distribution partners; (n) changes in accounting standards; and (o) certain other risks and uncertainties described in our 2008 Annual Report on Form 10-K or in any of our filings with the Securities and Exchange Commission (“SEC”).

Certain other factors which may impact our continuing operations, prospects, financial results and liquidity or which may cause actual results to differ from such forward-looking statements are discussed or included in the Company’s periodic reports filed with the SEC and are available on the our website at www.virtus.com under “Investor Relations”. You are urged to carefully consider all such factors.

The Company does not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Quarterly Report, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. If there are any future public statements or disclosures by us which modify or impact any of the forward-looking statements contained in or accompanying this Quarterly Report, such statements or disclosures will be deemed to modify or supersede such statements in this Quarterly Report.

Overview

Separation from The Phoenix Companies, Inc.

Prior to December 31, 2008, we were an indirect majority-owned subsidiary of The Phoenix Companies, Inc. (“PNX”). On February 7, 2008, PNX announced that its board of directors had determined to pursue the spin-off of the Company, the asset management business of PNX, excluding the net assets and business of the Company’s subsidiary, Goodwin Capital Advisers, Inc. (“Goodwin”). Goodwin, which historically had been a subsidiary of Virtus, was distributed to PNX in connection with the spin-off. On December 12, 2008, the PNX board of directors formally approved the spin-off and declared a dividend payable to each PNX stockholder of record at the close of business on the record date for the distribution of one share of Virtus common stock for every 20 shares of PNX common stock. The distribution of 100% of Virtus common stock to PNX stockholders (other than shares withheld to satisfy certain withholding obligations) was made on December 31, 2008. Following the spin-off, PNX does not have any ownership interest in the Company.

As a new standalone public company after the spin-off, we have completed the rebranding of our company as “Virtus,” relocated our corporate offices to a new facility, hired employees and service providers necessary to replace those services that had historically been provided by PNX and obtained standalone insurance, legal, audit and other services. We believe the spin-off provides the opportunity to more efficiently operate our business and deploy resources based on the best long-term interests of our core asset management business.

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

We provide our products in a number of forms and through multiple distribution channels. Our retail products include open-end mutual funds, closed-end funds and separately managed accounts. Our fund family of 49 open-end funds is distributed primarily through intermediaries. Our five closed-end funds trade on the New York Stock Exchange. Retail separately managed accounts are comprised of intermediary programs sponsored and distributed by unaffiliated brokerage firms, as well as private client offerings, originated and maintained by our affiliated managers. We also manage institutional accounts for corporations, multi-employer retirement funds and foundations, endowments, special purpose funds and other types of institutions. Our earnings are primarily driven by asset-based investment management fees charged on these various products. These fees are based on a percentage of assets under management and are calculated using daily or weekly average assets or assets at the end of the preceding quarter.

Recent Market Developments

Financial markets have experienced unprecedented credit and liquidity issues as well as volatility and declines in the equity and fixed income markets. Credit markets have suffered significantly, with many lenders and institutional investors reducing, and in some cases, ceasing to provide funding to borrowers, including other financial institutions. Additionally, concerns over increasing unemployment, fluctuating inflation and energy costs have contributed to diminished expectations for the economy and the financial markets going forward. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a deep and prolonged recession. As a result, there has been a severe impact on the global financial markets and economies.

This economic environment has had a direct impact on the actions of both retail and institutional investors. The continued erosion of the equity and fixed income markets has impacted the value of our assets under management which has resulted in lower fee revenues. The continuing turmoil in the equity and debt markets impacts investor confidence and investors favoring significantly lower investment risk. The adverse conditions of the capital markets and the economic environment, which is expected to continue through 2009 and possibly beyond, has and will continue to have a negative impact on our assets under management and our revenues. In addition, because we experienced a significant decline in our assets under management in the third and fourth quarters of 2008 and, to a lesser extent, in the first quarter of 2009, our assets under management at March 31, 2009 are significantly below our average assets under management for the preceding twelve months and it is likely that we will experience a material decrease in revenue in 2009 absent significant improvement in the global economy and capital markets.

The decrease in our assets under management is driven in great part by the performance of the equity markets, with the S&P 500 Index down 11.7% for the three months ended March 31, 2009 after having been down 22.5% for the quarter ended December 31, 2008. We have seen decreased investment inflows and increased redemptions of certain products over this period as a result of the adverse market conditions.

Assets Under Management

Our total assets under management as of March 31, 2009 were $20.8 billion, a decrease of $11.8 billion from the $32.6 billion of assets under management at March 31, 2008 (which excludes $14.7 billion of fixed income assets managed by Goodwin as of March 31, 2008 which, as a result of the spin-off, are no longer managed by us after December 31, 2008). Our assets under management as of March 31, 2009 decreased $1.8 billion from December 31, 2008 (which excludes $14.0 billion of Goodwin-managed fixed income assets at that date). The discussion and analysis of our assets under management excludes the Goodwin-managed assets unless expressly noted otherwise.

Assets Under Management by Product

The following table presents our assets under management by product:

	As of March 31,
	2009	2008
($ in billions)
Retail assets
Mutual fund assets
Money market funds	$4.3	$5.2
Long-term open-end funds	6.1	10.1
Closed-end funds	3.6	4.8

Total mutual fund assets	14.0	20.1

Separately managed accounts
Intermediary sponsored programs	1.1	2.2
Private client accounts	1.6	2.4

Total managed account assets	2.7	4.6

Total retail assets	16.7	24.7

Institutional assets
Institutional accounts	3.4	5.5
Structured finance products	0.7	2.4

Total institutional assets	4.1	7.9

Total (1)	$20.8	$32.6

(1)	Excludes Goodwin-managed assets as of March 31, 2008 as follows:

Institutional assets	$1.7
Structured finance products	0.2
PNX general account assets	12.8

Total Goodwin-managed assets	$14.7

The following table summarizes our asset flows by product for the periods indicated. For the three months ended March 31, 2008, $14.7 billion of assets managed by Goodwin prior to the spin-off are excluded from the table below.

	Three Months ended March 31,
	2009	2008
($ in billions)
Retail Products
Mutual Funds
Beginning balance	$15.4	$22.3
Sales	0.5	0.7
Redemptions	(0.7)	(0.9)

Net flows	(0.2)	(0.2)
Market appreciation (depreciation)	(0.8)	(1.0)
Change in cash management products	(0.3)	(1.0)
Acquisitions (dispositions) / Other	(0.1)	—

Change in assets under management	(1.4)	(2.2)

Ending balance	$14.0	$20.1

Separately Managed Accounts
Beginning balance	$3.1	$5.4
Sales	0.2	0.3
Redemptions	(0.4)	(0.6)

Net flows	(0.2)	(0.3)
Market appreciation (depreciation)	(0.2)	(0.5)
Acquisitions (dispositions) / Other	—	—

Change in assets under management	(0.4)	(0.8)

Ending balance	$2.7	$4.6

Institutional Products
Beginning balance	$3.4	$9.4
Sales	—	0.3
Redemptions	(0.1)	(4.1)

Net flows	(0.1)	(3.8)
Market appreciation (depreciation)	(0.2)	(0.1)
Acquisitions (dispositions) / Other	0.3	—

Change in assets under management	—	(3.9)

Ending balance	$3.4	$5.5 (1)

Structured Finance Products
Beginning balance	$0.7	$3.3
Sales	—	—
Redemptions	—	—

Net flows	—	—
Market appreciation (depreciation)	—	(0.9)

Change in assets under management	—	(0.9)

Ending balance	$0.7	$2.4 (2)

Total
Beginning balance	22.6	40.4
Sales	0.7	1.3
Redemptions	(1.2)	(5.6)

Net flows	(0.5)	(4.3)
Market appreciation (depreciation)	(1.2)	(2.5)
Change in cash management products	(0.3)	(1.0)
Acquisitions (dispositions) / Other	0.2	—

Change in assets under management	(1.8)	(7.8)

Ending balance	$20.8	$32.6 (3)

(1)	Excludes $1.7 billion of assets managed by Goodwin (including Goodwin managed assets, $7.2 billion).
(2)	Excludes $0.2 billion of assets managed by the Company that were serviced by Goodwin (including Goodwin serviced assets, $2.6 billion).
(3)	Excludes $14.7 billion of assets managed by Goodwin, including $12.8 billion of PNX general account assets (including Goodwin managed assets, $47.3 billion).

Assets Under Management by Investment Category

The following table summarizes our assets under management by investment category (excluding Goodwin assets in 2008 that are no longer managed by the Company after the spin-off):

	As of March 31,
	2009	2008
($ in billions)
Investment Categories
Equity assets	$8.3	$14.6
Fixed income assets	8.2	12.8
Money market assets	4.3	5.2

Total	$20.8	$32.6

At March 31, 2009, we managed $20.8 billion in total assets representing a decrease of $11.8 billion from the $32.6 billion managed at March 31, 2008 and a decrease of $1.8 billion from the $22.6 billion managed at December 31, 2008. Net outflows were $0.5 billion and market depreciation was $1.2 billion during the quarter. The remaining decrease during the quarter was primarily the result of the net change in our money market assets. Our sales decreased $0.6 billion in the first quarter of 2009 as compared to the same period in the prior year. Our open-end mutual fund sales decreased 33% during the first quarter of 2009 compared to the same quarter in 2008. This decrease was consistent with the trend in the industry as investors were hesitant to invest due to the continuing declines in the securities markets that had been experienced over the past several quarters. Redemptions of $1.2 billion during the quarter decreased by $4.4 billion, including a $0.2 billion decrease in open-end mutual fund redemptions, compared to the prior year’s same quarter. In the first quarter of 2008, institutional products experienced $4.1 billion of outflows of which $3.7 billion related to a terminated relationship with one institutional client, providing advisory services to the general account of a non-affiliated insurance company. The market depreciation across all asset groups in the first quarter of 2009 was primarily the result of the continued decline in the securities markets.

Average Fee Earning Assets Under Management and Average Basis Points

The following table summarizes average fee earning assets under management and average management fee basis points (excluding Goodwin assets in 2008 that are no longer managed by the Company after the spin-off):

	Three Months Ended March 31,
	Average Fees Earned - Expressed in BPs		Average Fee Earning Assets ($ in billions)
	2009	2008	2009	2008
Products
Money market mutual funds (1)	5	5	$4.6	$5.9
Long-term mutual funds (1)	42	47	10.3	15.4
Separately managed accounts	47	46	3.1	5.5
Institutional products	27	24	4.2	11.5

Total	33	33	$22.2	$38.3

(1)	Average fees earned for money market and long-term mutual funds are net of non-affiliated sub-advisory fees.

The average fee earning assets under management and average fees earned expressed in basis points presented in the table above are intended to provide information in the analysis of our asset based revenue and distribution expenses. Money market and long-term mutual fund fees are calculated based on either average daily net assets or average weekly net assets. Separately managed accounts and institutional fees are generally calculated based on end of the preceding quarter’s asset values. Structured finance product fees, which are included in institutional products, are calculated based on a combination of the underlying cash flows and the principal value of the product.

Results of Operations

Summary Financial Data

	Three Months Ended March 31,		Increase/(Decrease) 2009 vs. 2008
	2009	2008 (1)
($ in millions)
Results of Operations
Investment management fees	$17.8	$36.0	$(18.2)
Other revenue	8.4	14.5	(6.1)

Total revenues	26.2	50.5	(24.3)

Operating expenses	28.8	46.2	(17.4)
Intangible asset impairment	—	10.5	(10.5)
Intangible asset amortization	1.9	7.5	(5.6)

Total expenses	30.7	64.2	(33.5)

Operating loss	(4.5)	(13.7)	(9.2)
Other expense, net	(0.9)	(0.8)	0.1
Interest expense, net	(0.3)	(0.4)	(0.1)

Loss before income taxes	(5.7)	(14.9)	(9.2)
Income tax expense (benefit)	0.1	(5.7)	5.8

Net loss	(5.8)	(9.2)	(3.4)
Preferred stockholder dividends	(1.0)	—	1.0

Net loss available to common stockholders	$(6.8)	$(9.2)	$(2.4)

(1)	Includes Goodwin operating results which, as a result of the spin-off on December 31, 2008 are no longer managed by the Company after December 31, 2008.

Revenues

The decrease in revenues in the first three months of 2009 as compared to the corresponding period in 2008 was primarily a result of a decrease in average assets under management. Assets under management decreased primarily due to an overall decline in the securities markets in the second half of 2008 and the first three months of 2009. Goodwin, which did not remain a part of the Company after the spin-off, generated $5.9 million of revenues for the three months ended March 31, 2008. Revenues by source, including those revenues earned by Goodwin in the three months ended March 31, 2008, were as follows:

	Three Months Ended March 31,		Increase/(Decrease) 2009 vs. 2008
	2009	2008
($ in millions)
Investment management fees
Mutual funds	$11.4	$18.9	$(7.5)
Separately managed accounts	3.5	6.2	(2.7)
Institutional accounts	2.5	5.8	(3.3)
Structured finance products s	0.4	1.9	(1.5)

Third-party management fees	17.8	32.8	(15.0)
PNX general account	—	3.2	(3.2)

Total investment management fees	17.8	36.0	(18.2)
Distribution and service fees	5.3	8.5	(3.2)
Administration and transfer agent fees	2.8	5.2	(2.4)
Other income and fees	0.3	0.8	(0.5)

Total revenues	$26.2	$50.5	$(24.3)

Investment Management Fees

Net investment management fees decreased for the three months ended March 31, 2009 as compared to the same period in 2008 primarily due to a $16.1 billion or 42% decrease in average fee earning assets under management. Additionally, Goodwin generated revenues of $5.9 million in the first quarter of 2008. Average fee earning assets under management decreased primarily as a result of market depreciation combined with net redemptions in all products during the last twelve months. Net redemptions were $4.6 billion during that period. Our open-end mutual funds, separately managed accounts and institutional products experienced net redemptions of $0.2 billion, $0.2 billion and $0.1 billion, respectively, during the three months ended March 31, 2009.

Distribution and Service Fees

Distribution and service fees, which are asset-based fees collected from open-end mutual funds for sales, marketing and distribution services we perform on their behalf, declined by $3.2 million or 38% in the first three months of 2009 compared to the same period in 2008 due to lower assets under management. The decrease in fees was substantially offset by a corresponding decrease in trail commissions, which are a component of distribution expenses. Trail commissions represent asset-based payments to our distribution partners based on a percentage of our assets under management.

Administration and Transfer Agent Fees

Administration and transfer agent fees represent fees collected from our open-end mutual funds for fund administration and transfer agent services. Fund administration fees decreased $1.2 million or 35% in the first three months of 2009 compared to the prior year period due to a decline in average assets under management upon which these fees are based. Transfer agent fees decreased $1.2 million or 64% primarily due to a change in the contract with the service provider that also reduced our cost to provide these services. On July 1, 2008, we outsourced certain of the transfer agent functions. Transfer agent revenues are reported net of sub-transfer agent expenses. The additional sub-transfer agent fees reflected as a reduction of revenue are more than offset by the compensation expense savings realized which are reflected in employment expenses.

Other Income and Fees

Other income and fees decreased $0.5 million in the first three months of 2009 as compared to the same period in 2008 primarily due to a decline in fees earned for the distribution of non-affiliated products.

Operating Expenses

Operating expenses decreased by $33.5 million in the first three months of 2009 as compared to the same period in 2008 primarily driven by increases in non-cash intangible asset impairment and amortization charges of $16.1 million in the 2008 quarter. Excluding these charges, operating expenses decreased $17.4 million or 38% due to decreases in employment expenses of $8.6 million, distribution and administrative expenses of $4.6 million, and other operating expenses of $4.6 million partially offset by a $0.4 million increase in restructuring and severance charges.

Operating expenses by category were as follows:

	Three Months Ended March 31,		Increase/(Decrease) 2009 vs. 2008
	2009	2008
($ in millions)
Operating expenses
Employment expenses	$14.4	$23.0	$(8.6)
Distribution and administrative expenses	6.8	11.4	(4.6)
Other operating expenses	7.2	11.8	(4.6)
Restructuring and severance	0.4	—	0.4
Intangible asset impairments	—	10.5	(10.5)
Intangible asset amortization	1.9	7.5	(5.6)

Total operating expenses	$30.7	$64.2	$(33.5)

Employment Expenses

Employment expenses of $14.4 million in the first three months of 2009 decreased $8.6 million or 37% compared to the same period in the prior year primarily due to a $4.4 million decrease in variable compensation, both sales based and performance based. Also contributing was a $3.3 million decrease in salaries, benefits, and payroll taxes mainly as a result of lower staffing levels. Decreased staffing levels and employment expenses are primarily due to a reduction in average headcount of approximately 90 compared to the corresponding period in the prior year in connection with our continued efforts to streamline operations and the exclusion of Goodwin after the spin-off.

Distribution and administrative expenses

Distribution and administrative expenses decreased $4.6 million or 40% in the first three months of 2009 as compared to the same period in 2008 due primarily to a $2.8 million decrease in asset-based trail commissions paid to our distribution partners. Trail commissions are fees we pay to broker-dealers for providing sales, marketing and distribution services to investors of our mutual funds. Fees paid to our fund administrator, which are asset-based, decreased by $0.5 million.

Other Operating Expenses

Other operating expenses decreased $4.6 million or 39% in the first three months of 2009 as compared to the same period in 2008. In the first quarter of 2008, certain services, totaling $2.6 million, were provided to us by our former parent for which, at a reduced cost to us, we have either hired staff to perform the services or have contracted with external providers. The anticipated savings are expected to be partially offset by new expenses related to our being an independent publicly-traded company. Rent decreased by $0.8 million as we vacated and/or moved office space at three of our affiliates in the second half of 2008. Portfolio management expenses decreased by $1.1 million, including a decrease of $0.6 million associated with certain client portfolio costs in 2008. Goodwin’s other operating expenses in the first quarter of 2008 were $1.2 million. These expenses did not recur in the first quarter of 2009 as Goodwin was no longer a part of the Company effective as of the spin-off on December 31, 2008.

Restructuring and Severance

In the first three months of 2009, we incurred $0.4 million of severance costs resulting from staff reductions at our corporate office and at certain affiliates as we continued cost reduction efforts.

Intangible Asset Impairments

In the first quarter of 2008, we recorded a $10.5 million non-cash intangible asset impairment charge as a result of an interim test of identified intangibles.

Intangible Asset Amortization

Amortization decreased as a result of the lower remaining carrying value of our intangible assets after reflecting impairment charges incurred in 2008.

Other Income and Expenses

Other Income (Expense)

Other income (expense) of $(0.9) million in the three months ended March 31, 2009 was relatively unchanged from the same period in 2008. We hold investments in certain affiliated mutual funds and institutional accounts that are classified as trading securities. In the first three months of 2009, we realized losses of $1.8 million primarily due to the redeployment of seed capital from one fund to a fund of a substantially similar strategy as compared to a minimal loss in the first three months of 2008. Changes in the market value of the investments still held were unrealized gains or losses and are included in other income (expense). The unrealized gain on these holdings was $0.9 million in the first three months of 2009 as compared to an unrealized loss of $0.8 million in the first three months of 2008.

Interest Expense

Interest expense is on our note with PNX, net of interest and dividend income earned. Interest expense on this note decreased by $0.3 million in the first three months of 2009 as compared to the same period in 2008 as a result of the $22.0 million of debt that we paid down in 2008.

Income Tax Expense

Our income tax expense was $0.1 million for the three months ended March 31, 2009 compared to a benefit of $5.8 million for the same period in 2008. Although the Company generated a pre-tax loss in the first quarter of 2009, tax expenses were recorded in certain states. We have a valuation allowance of $107.9 million (an increase of $2.1 million in the first three months of 2009) on our deferred tax assets as, in our judgment, it is more likely than not that this amount of our deferred tax assets will not be realized.

Preferred Stockholder Dividends Payable

At March 31, 2009, $1.1 million of dividends were accrued in favor of holders of the Series B Convertible Preferred Stock. At the discretion of the Company, the accrued but unpaid dividends may be paid in cash or through issuance of additional shares of Series B Convertible Preferred Stock, subject to limitations on dividends under the PNX loan agreement.

Liquidity and Capital Resources

Certain Financial Data

The following table summarizes certain key financial data relating to our liquidity and capital resources:

	March 31, 2009	December 31, 2008
($ in millions)
Balance Sheet Data
Cash and cash equivalents	$26.8	$51.1
Marketable securities	5.7	6.4
Current portion of note payable	7.0	4.0
Long-term note payable	12.0	16.0
Convertible preferred stock	46.1	45.0

Working capital (1)	26.0	33.2

	Three Months Ended March 31,
	2009	2008
Cash Flow Data
(used in)
Operating activities	$(22.8)	$(13.0)
Investing activities	(0.5)	—
Financing activities	(1.0)	(3.0)

EBITDA (2)	(3.0)	3.9

(1)	Working capital is defined as current assets less current liabilities.
(2)	EBITDA is a non-GAAP liquidity measure defined as net income before interest expense, income taxes, depreciation and amortization. For a reconciliation of EBITDA to cash flows from operations, see “Supplemental Liquidity Measure” below. Our operating results for the three months ended March 31, 2009 and 2008 include $1.2 million and $1.4 million, respectively, related to non-cash share-based compensation expenses, unrealized mark-to-market adjustments and realized gains and losses on trading securities.

At March 31, 2009, our working capital was $26.0 million. We believe that our available cash, marketable securities and cash expected to be generated from operations will be sufficient to fund our expected current operations and capital requirements in the short-term, which we consider to be the next twelve months.

The current economic environment and capital markets continue to be unpredictable, which increases the uncertainty of future financial projections. Our ability to meet our future cash needs, including debt obligations, payment of preferred stock dividends and other operating requirements, will depend upon our future operating performance, assets under management, the mix of our assets under management, general economic conditions and the performance of the global capital markets, some of which are beyond our control. Additional matters that could impact our liquidity include any further deterioration in the global economy and capital markets, unforeseen cash or operating requirements, and access to financing. Our ability to obtain additional financing depends upon many factors, including our historical operating performance and prospects, external economic conditions, liquidity in the credit markets, and our creditworthiness. In the event that we require additional debt or equity financing, there can be no assurance that we will be able to obtain such financing at the times or in the amounts needed or on satisfactory terms. If we are unable to obtain such financing or capital, we may be forced to incur unanticipated costs, revise our operating plans and significantly reduce expenditures.

Long-term Note Payable

Our long-term note payable consists of our note with Phoenix Life Insurance Company, a wholly-owned subsidiary of PNX (the “PNX Loan Agreement”). At March 31, 2009, the outstanding balance on this note, our only outstanding debt, was $19.0 million and was secured by substantially all of the Company’s assets. The Company is obligated to make quarterly principal payments on this note, together with accrued interest. During the first three months of 2009, we repaid $1.0 million on the note. The remaining principal repayment obligation in 2009 is a total of $3.0 million, $1.0 million in each of the remaining three quarters of the year. During 2010, the principal repayment obligation is $16.0 million, $4.0 million per quarter. The loan matures on December 31, 2010. The interest rate on the note is 9% per annum. After the loan maturity date, or during any period of default, the loan will bear interest at 11.0% per annum. At March 31, 2009, we were in compliance with all covenants of the PNX note. See our 2008 Annual Report on Form 10-K for a further discussion of the note payable, including a discussion of restrictive covenants.

Capital Requirements

Our near-term and long-term capital requirements include principal and interest on our note with PNX. Incentive compensation, generally the Company’s largest annual operating cash payment, was paid in the first quarter. Short term capital requirements may also include $0.9 million of quarterly dividends on our $45.0 million outstanding Series B Convertible Preferred Shares. The dividend can be paid in cash or, at the election of the board of directors, in additional convertible preferred shares. The dividend is cumulative and will continue to accumulate whether or not declared and paid. Additional long-term capital requirements could include seed money for new products, infrastructure improvements and, possibly, strategic acquisitions.

The financial markets are experiencing a period of significant decline and volatility, which has impacted the value of our assets under management and resulted in lower fee revenues. For the three months ended March 31, 2009, our assets under management decreased $1.8 billion and, since September 30, 2008, have decreased $6.2 billion, excluding any decrease related to Goodwin assets managed prior to the spin-off. Markets could continue to decline and there could be significant volatility. Should assets remain at their current level, decline further, or only slightly improve, revenues, net income and cash flow would continue to be negatively impacted. Reductions in related variable expenses, primarily incentive compensation and distribution costs, would marginally compensate for this loss of revenue but the Company would experience a material reduction in income from operations.

Balance Sheet

Cash and cash equivalents consist of cash in banks and highly liquid affiliated money market mutual fund investments. Cash and cash equivalents typically increase in the second, third and fourth quarters of the year as we accrue for, but do not pay, variable compensation for our affiliated managers. Historically, annual incentives are paid in the first quarter of the year. Marketable securities consist primarily of our affiliated mutual fund shares and other proprietary strategies. We provide capital for funds and strategies in their early stages of development. Current portion of note payable represents payments on the note due within twelve months of the date of the financial statements. Our note payable decreased by $1.0 million in the three months ended March 31, 2009 as we made our scheduled quarterly note repayment to PNX.

Operating Cash Flow

Net cash flow provided by operations generally represents net income plus non-cash charges for amortization, deferred taxes, equity-based compensation and depreciation, as well as net changes in our working capital. Net cash used in operating activities of $22.8 million for the three months ended March 31, 2009 increased by $9.8 million from the same period in the prior year primarily due to the decrease in our revenues primarily as a result of a decrease in our average assets under management. Our average assets under management decreased due to declines in the valuations of managed investments and a net outflow of assets, both of which stemmed from an overall decline in the securities markets in the second half of 2008 and the first three months of 2009. Although our operating expenses have declined, certain of our overhead and other costs are not variable in the short-term and would take a longer period of time to reduce relative to the decrease in revenues.

Investing Cash Flow

Net cash used in investing activities consists primarily of capital expenditures related to our business operations and purchases of available-for-sale securities. Net cash used in investing activities of $0.5 million for the three months ended March 31, 2009 was primarily for the purchase of capital items related to the relocation of our corporate office as a result of the spin-off and the relocation of one of our affiliate offices.

Financing Cash Flow

Net cash used in financing activities consists of principal payments on our note with PNX.

Series B Convertible Preferred Stock

In the fourth quarter of 2008, the Company and PNX entered into an agreement with Harris Bankcorp, pursuant to which Harris Bankcorp acquired $45.0 million of convertible preferred stock of the Company representing a 23% equity position in the Company on a fully-diluted basis. The Company received $35.0 million of proceeds from this transaction in the form of a capital contribution from PNX.

As of March 31, 2009, 45,000 shares of our Series B Convertible Preferred Stock, $1,000 stated value per share, were outstanding. When and if declared by the Company’s board of directors, the holders of the Company’s Series B Convertible Preferred Stock are entitled to receive quarterly dividends per share, payable in arrears, equal to 8.0% per annum of the stated value then in effect, before any dividends are declared or paid on any equity securities of the Company that rank junior to the Series B Convertible Preferred Stock. At the discretion of the Company, such dividends may be paid in cash or in additional shares of the Series B Convertible Preferred Stock. Dividends payable on the Series B Convertible Preferred Stock are cumulative and accumulate daily, whether or not declared and whether or not there are profits legally available for their payment. Under the PNX Loan Agreement, dividends payable on the Series B Convertible Preferred Stock for any quarter may not exceed adjusted EBITDA (as defined in the PNX Loan Agreement) for the quarter (which was $(1.8) million for the first quarter of 2009), and are also restricted from being declared and paid if a default or event of default exists. On April 6, 2009, our board of directors declared a dividend on our Series B Convertible Preferred Stock for the period ending December 31, 2008 of $0.2 million (which was pro-rated to reflect a partial period) payable on April 13, 2009 to holders of record as of April 6, 2009. The $0.9 million dividend for the first quarter of 2009 has been accrued.

Refinancing of Existing Debt

The Company has been seeking to obtain financing to retire the remainder of its secured debt obligation to PNX and to provide for other future cash needs. Potential types of financing arrangements could include secured or unsecured credit facilities, lines of credit, or other bank financing arrangements. Our ability to obtain additional financing as and when needed depends upon many factors, including our historical operating performance and prospects, external economic conditions, liquidity in the credit markets and our credit worthiness. Given the continued weakness in the credit markets and our limited operating history as a stand-alone independent company, there can be no assurance that we will obtain such financing, in which case we would continue to use our existing cash and cash flow from operations to satisfy our cash needs.

Supplemental Liquidity Measure

As supplemental information, we provide information regarding EBITDA, a non-GAAP liquidity measure, defined as earnings before interest expense, income taxes, depreciation and amortization. This measure is provided in addition to, but not as a substitute for, cash flow from operations. EBITDA, as calculated by us, may not be consistent with computations of EBITDA made by other companies. As a measure of liquidity, we believe that EBITDA is a useful indicator of our ability to service debt, make new investments and meet working capital requirements. We further believe that many investors use this information when analyzing the financial position of companies in the asset management industry. The following table provides a reconciliation of cash flow from operations to EBITDA:

	Three Months Ended March 31,
($ in millions)	2009	2008
Cash flow from operations	$(22.8)	$(13.0)
Interest expense	0.4	0.7
Current tax expense (benefit)	0.1	(5.8)
Changes in assets and liabilities and other adjustments (1)	19.3	22.0

EBITDA (2)	$(3.0)	$3.9

(1)	Adjustments necessary to reconcile net loss to cash flow from operating activities.
(2)	EBITDA is a non-GAAP liquidity measure defined as net income before interest expense, income taxes, depreciation and amortization. Our operating results for the three months ended March 31, 2009 and 2008 include $1.2 million and $1.4 million, respectively, related to non-cash share-based compensation expenses, unrealized mark-to-market adjustments and realized gains and losses on trading securities.

Limitations of EBITDA

Because EBITDA is calculated before certain recurring cash charges, including interest expense and taxes and other recurring cash requirements of the business, it should not be considered as a measure of discretionary cash available to invest in the growth of the business. See the Condensed Consolidated Statements of Cash Flows included elsewhere in this Quarterly Report. As a non-GAAP liquidity measure, EBITDA has certain material limitations as follows:

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

Contractual Obligations

Our contractual obligations are summarized in our Annual Report on Form 10-K for the year ended December 31, 2008. As of March 31, 2009, there have been no material changes outside of the ordinary course in our contractual obligations since December 31, 2008.

Critical Accounting Estimates

Our financial statements and the accompanying notes are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), which requires the use of estimates. Actual results will vary from these estimates. Management believes the following critical accounting policies are important to understanding our results of operations and financial position. A complete description of the Company’s critical accounting estimates is detailed in our 2008 Annual Report on Form 10-K. A summary of updated critical accounting estimates from our 2008 Annual Report on Form 10-K is as follows:

Intangible Assets and Goodwill

Definite-lived intangible assets are comprised of acquired investment advisory contracts. Indefinite-lived intangible assets are comprised of investment advisory contracts with affiliated closed-end registered investment companies. Indefinite-lived intangible assets are tested for impairment annually. Definite-lived and indefinite-lived intangible assets are evaluated for impairment on an ongoing basis whenever events or circumstances indicate that the carrying value of the intangible asset may not be fully recoverable. The Company determines if impairment has occurred by comparing estimates of future undiscounted cash flows to the carrying value of assets. Assets are considered impaired, and an impairment is recorded, if the carrying value exceeds the expected future undiscounted cash flows. We last tested definite-lived and indefinite-lived intangible assets for impairment during the fourth quarter of 2008 and, during the three months ended March 31, 2009, no events or circumstances occurred that indicated the carrying value of definite-lived and indefinite-lived intangible might be impaired.

Goodwill represents the excess of the purchase price of acquisitions and mergers over the identified net assets and liabilities acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not being amortized. A single reporting unit has been identified for the purpose of assessing potential future impairments of goodwill. An impairment analysis of goodwill is performed annually or more frequently, if warranted by events or circumstances affecting the Company’s business. We last evaluated goodwill for impairment during the fourth quarter of 2008 and, during the three months ended March 31, 2009, no events or circumstances occurred that indicated the carrying value of goodwill might be impaired.

Revenue Recognition

We rely on data provided to us by the mutual funds and the custodians in the pricing of the assets under management, which is not reflected within our consolidated financial statements. The boards of our mutual funds have formal, approved pricing policies and procedures for their investment management companies to follow. Pursuant to these policies and procedures, the boards of the mutual funds have formed valuation committees that are responsible for setting valuation procedures. The valuations of the mutual fund assets under management vary by security type. Equity securities are generally valued at the official closing price on the exchange on which the securities are primarily traded or, if no closing price is available, at the last bid price. Debt securities are generally valued on the basis of broker quotations or valuations provided by market data reporting services which utilize information with respect to recent sales, market transactions in comparable securities, quotations from dealers and various relationships between securities. Certain foreign common stocks may be independently valued if closing prices are not readily available or are deemed not reflective of readily available market prices. Short-term investments, including money-market holdings, are recorded at amortized cost, which approximates market. In light of the current illiquidity and credit crisis in the short term commercial paper market, in 2008, we implemented additional review procedures and began to shadow price our money market funds on a daily basis to ensure that they were within acceptable tolerances.

Contractually, we are not the primary agent in determining the fair values of the assets of separately managed accounts and institutional accounts, and we do not have access to the precise fair value method used by the custodians responsible for such valuations. Management has established internal procedures to corroborate that custodial pricing appears adequate and has implemented processes to ensure valuation discrepancies are investigated and resolved with the custodian.

Management has identified four primary pricing methodologies applied to its assets under management:

•	Cash and cash equivalents—based on verifiable holdings in funds;

•

Independent pricing service; unadjusted market quotes—valuations delivered to the funds or accounts based on active, liquid market inputs; largely represent the equity securities held in the mutual fund portfolios, separately managed accounts or institutional products;

•	Amortized cost—valuations for all money market holdings and any short term investments having a remaining maturity of 60 days or less; and

•

Independent prices; observable market inputs—valuations provided from broker-dealers for which prices are often determined by a market-maker’s price levels; included in this category are international equity securities and debt securities.

The sources of fair values of the assets under management of our mutual funds were as follows:

	As of March 31,
	2009		2008
($ in billions)	AUM	%	AUM	%
Cash and cash equivalents	$0.8	6%	$1.0	5%
Independent pricing service; unadjusted market quotes	4.3	31%	9.2	46%
Amortized cost	4.0	28%	4.8	24%
Independent prices; observable market inputs	4.9	35%	5.1	25%

	$14.0	100%	$20.1	100%

The sources of fair values of the assets under management (including those assets managed by Goodwin as of March 31, 2008) of our separately managed accounts and institutional accounts were as follows:

	As of March 31,
	2009		2008
($ in billions)	AUM	%	AUM	%
Cash and cash equivalents	$0.2	3%	$0.3	1%
Independent pricing service; unadjusted market quotes	2.5	41%	9.2	37%
Amortized cost	—	0%	0.2	1%
Independent prices; observable market inputs	3.4	56%	14.9	61%

	$6.1	100%	$24.6	100%

Fees related to structured finance products, which are not included in the tables above, include collateralized loan obligations (“CLOs”) and collateralized debt obligations (“CDOs”) and consist of both senior management fees and subordinate management fees. Senior management fees on the CLOs and CDOs are calculated with the contractual fee rate applied against the current par value of the total collateral being managed. Subordinate management fees, also calculated with the contractual fee rate applied against the current par value of the total collateral being managed, are recognized only after certain portfolio criteria, such as interest coverage and asset over-collateralization levels, are met.

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

Accounting for Income Taxes

The Company had historically been included in the consolidated federal income tax return filed by PNX and was a party to a tax sharing agreement by and among PNX and its subsidiaries. In accordance with this agreement, federal income taxes were allocated as if they had been calculated on a separate company basis, except that benefits for any net operating loss were provided to the extent such loss was utilized in the consolidated federal tax return. As such, the consolidated tax provision was an aggregation of the allocation of taxes to the subsidiaries of PNX. Deferred tax assets and/or liabilities were determined by multiplying the differences between the financial reporting basis and the tax reporting basis for assets and liabilities by the enacted tax rates expected to be in effect when such differences were recovered or settled. The effect on deferred taxes of a change in tax rates was recognized in income in the period that included the enactment date.

Significant judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. Deferred taxes mainly relate to basis in intangible assets. In assessing the need for a valuation allowance against our deferred tax assets upon the distribution of our common stock to the stockholders of PNX, the Company concluded, based on the weight of available evidence, that it is more likely than not that the deferred tax assets will not be realized because certain potential tax planning strategies available to PNX will no longer be available to the Company. We concluded that a valuation allowance on substantially all of the Company’s deferred tax assets was required. The valuation allowance was determined based on our estimates of taxable income by each jurisdiction in which we operate over the periods in which the deferred tax assets will be recoverable. Changes in this allowance could have a material effect on our financial position and results of operations.

Our methodology for determining the realizability of deferred tax assets involves estimates of future taxable income from our operations and consideration of available tax planning strategies and actions that would be implemented by us, if necessary, as well as the expiration dates and amounts of carry forwards related to net operating losses and capital losses. These estimates are projected through the life of the related deferred tax assets based on assumptions that we believe to be reasonable and consistent with demonstrated operating results. The projection also includes consideration of the reversal of deferred tax liabilities that are in the same period and jurisdiction and are of the same character as the temporary differences that gave rise to the deferred tax assets. Changes in future operating results not currently forecasted may have a significant impact on the realization of deferred tax assets.

In connection with the spin-off of the Company from PNX, the Company entered into a tax separation agreement with PNX on December 18, 2008, as amended on April 8, 2009. At December 31, 2008, excluding the impact of the valuation allowance, gross deferred tax assets of $112.5 million were recorded in the Company’s financial statements attributable primarily to the tax basis in excess of the financial reporting basis of certain intangible assets that will be retained by the Company in accordance with the terms of the tax separation agreement, as amended. The tax separation agreement, as amended, provides that PNX will make specific elections and waivers intended to preserve the Company’s tax basis in its intangible assets. The final election to allocate federal income tax attributes is expected to be made by PNX upon the filing of its consolidated federal income tax return for the year ended December 31, 2008, which is to be filed on or before September 15, 2009. In the event that some or all of the tax attributes the Company expects to retain are ultimately not available to the Company, a portion of these deferred tax assets would be reduced or eliminated.

Uncertain tax positions taken by the Company are accounted for under FASB Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes, which may require certain benefits taken on a tax return to not be recognized in the financial statements when there is the potential for certain tax positions to be successfully challenged by the taxing authorities.

Loss Contingencies

The likelihood that a loss contingency exists is evaluated using the criteria of SFAS No. 5, Accounting for Contingencies, and is recorded if the likelihood of a loss is considered both probable and reasonably estimable at the date of the financial statements.

Capital and Reserve Requirements

We currently have one subsidiary that is a broker-dealer registered with the SEC and is therefore subject to certain rules regarding minimum net capital, as defined by those rules. The subsidiary is required to maintain a ratio of “aggregate indebtedness” to “net capital,” as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us including additional reporting requirements, tighter ratios and business interruption. At March 31, 2009 and 2008, the ratio of aggregate indebtedness to net capital of the broker-dealer was below the maximum allowed and our net capital was significantly in excess of that required.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 3 to our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our exposure to market risk is directly related to our role as investment advisor for various accounts that we manage and the funds for which we act as advisor. Most of our revenue for the three months ended March 31, 2009 and 2008 was derived from investment management, distribution and fund administration fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

We are also subject to market risk due to a decline in the prices of our investments, consisting primarily of marketable securities. At March 31, 2009, the fair value of these assets was $5.7 million. Assuming a 10% increase or decrease in the market value of these assets, their fair value would have increased or decreased by $0.6 million at March 31, 2009.

Interest Rate Risk

On December 31, 2008, in connection with the spin-off, the Company refinanced its existing loan with Phoenix Life Insurance Company, a wholly-owned subsidiary of PNX. The outstanding balance on the note at March 31, 2009 was $19.0 million. The Company is obligated to make quarterly principal and interest payments. The remaining principal payment obligation in 2009 is $3.0 million, $1.0 million in each of the remaining three quarters and, in 2010, it is $16.0 million, $4.0 million each quarter. The loan matures on December 31, 2010. The interest rate for the loan is 9.0% per annum.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, as of the end of the period covered by this Quarterly Report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Controls

There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than that we hired a Corporate Controller in March 2009 as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 filed on April 10, 2009 with the Securities and Exchange Commission.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time we are involved in litigation and arbitration, either as a defendant or as a plaintiff. In addition, various regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, securities laws, laws governing the activities of broker-dealers and other laws and regulations affecting our products. It is not reasonably possible to predict or determine the ultimate outcome of all legal or regulatory proceedings or to provide reasonable ranges of potential losses. We believe that the outcomes of our litigation and regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition. However, given the large or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation and regulatory matters, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operations or cash flows in particular quarterly or annual periods.

Item 1A.	Risk Factors

The Company has had no significant changes to its risk factors from those previously reported in our 2008 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the period covered by this Quarterly Report. There have been no purchases of common stock by the Company or its affiliates during the period covered by this Quarterly Report.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Bylaws of Virtus Investment Partners, Inc., adopted on March 5, 2009 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed March 11, 2009)

10.1	Amendment to Tax Separation Agreement, dated April 8, 2009, by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K, filed April 10, 2009)

10.2	Second Amendment to Loan Agreement, dated as of March 31, 2009, by and between Virtus Investment Partners, Inc. and Phoenix Life Insurance Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed April 6, 2009)

10.3	Virtus Investment Partners, Inc. Amended and Restated Executive Severance Allowance Plan, effective as of February 2, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed February 4, 2009)

10.4	Form of Non-Qualified Stock Option Agreement under the Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan

10.5	Form of Restricted Stock Units Agreement under the Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

May 13, 2009	By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)