Form 10-Q
period 2009-06-30
VIRTUS INVESTMENT PARTNERS, INC.
filed 2009-08-13
CIK 883237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 001-10994

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

The number of shares outstanding of the registrant’s common stock was 5,824,388 as of August 7, 2009.

VIRTUS INVESTMENT PARTNERS, INC.

INDEX

		Page
Part I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements (unaudited)	1
	Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	1
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2009 and 2008	2
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30
Item 4.	Controls and Procedures	30

Part II.	OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 5.	Other Information	31
Item 6.	Exhibits	32
	Signatures	33
Ex – 3.1	Certificate of Amendment of the Certificate of Designations of Series A Non-Voting Convertible Preferred Stock and Series B Voting Convertible Preferred Stock
Ex – 10.1	Amendment to Tax Separation Agreement, dated April 8, 2009, by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc.
Ex – 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Ex – 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Ex – 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Virtus Investment Partners, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2009	December 31, 2008
($ in thousands, except share data)
Assets
Current Assets
Cash and cash equivalents	$25,589	$51,056
Trading securities, at fair value	5,668	5,198
Available-for-sale securities, at fair value	1,565	1,216
Accounts receivable	19,570	18,087
Prepaid expenses and other assets	2,747	9,290

Total current assets	55,139	84,847
Furniture, equipment, and leasehold improvements, net	5,676	5,895
Intangible assets, net	57,729	60,985
Goodwill	4,795	4,795
Long-term investments and other assets	4,086	2,487

Total assets	$127,425	$159,009

Liabilities and Stockholders’ Equity
Current Liabilities
Accrued compensation and benefits	$7,417	$22,867
Accounts payable	3,824	5,642
Income taxes payable	832	626
Other accrued liabilities	6,118	14,076
Broker-dealer payable	4,098	4,461
Current portion of note payable	10,000	4,000

Total current liabilities	32,289	51,672
Deferred taxes, net	8,527	8,527
Note payable	8,000	16,000
Lease obligations and other long-term liabilities	3,421	1,178

Total liabilities	52,237	77,377

Commitments and Contingencies (Note 6)

Series B Redeemable Convertible Preferred Stock (stated at liquidation value, including $1,800 in accrued but unpaid dividends), $.01 par value, 45,000 shares authorized, issued and outstanding at June 30, 2009	46,800	45,000

Stockholders’ Equity
Common stock, $.01 par value, 1,000,000,000 shares authorized, 5,824,388 and 5,772,076 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	58	58
Additional paid-in capital	903,321	903,825
Accumulated deficit	(874,687)	(866,661)
Accumulated other comprehensive loss	(304)	(590)

Total stockholders’ equity	28,388	36,632

Total liabilities and stockholders’ equity	$127,425	$159,009

See Notes to Condensed Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
($ in thousands, except per share data)
Revenues
Investment management fees	$18,188	$33,992	$35,978	$69,950
Distribution and service fees	5,653	7,963	10,920	16,472
Administration and transfer agent fees	2,982	5,526	5,849	10,755
Other income and fees	358	567	685	1,404

Total revenues	27,181	48,048	53,432	98,581

Operating Expenses
Employment expenses	13,167	20,944	27,513	43,982
Distribution and administration expenses	7,449	11,555	14,287	22,927
Other operating expenses	6,977	11,928	13,810	23,608
Restructuring and severance	193	667	630	667
Intangible asset impairment	—	—	—	10,452
Depreciation and other amortization	375	177	743	349
Amortization of intangible assets	1,842	7,518	3,742	15,028

Total operating expenses	30,003	52,789	60,725	117,013

Operating Loss	(2,822)	(4,741)	(7,293)	(18,432)

Other Income (Expense)
Realized and unrealized gain (loss) on trading securities	1,268	(646)	407	(1,488)
Other income	1	588	5	605

Total other income (expense), net	1,269	(58)	412	(883)

Interest Income (Expense)
Interest expense	(662)	(666)	(1,092)	(1,408)
Interest income	114	202	217	529

Total interest expense, net	(548)	(464)	(875)	(879)

Loss Before Income Taxes	(2,101)	(5,263)	(7,756)	(20,194)
Income tax expense (benefit)	147	(1,829)	270	(7,586)

Net Loss	(2,248)	(3,434)	(8,026)	(12,608)

Preferred Stockholder Dividends	(900)	—	(1,960)	—

Net Loss Attributable to Common Stockholders	$(3,148)	$(3,434)	$(9,986)	$(12,608)

Weighted Average Shares Outstanding (in thousands)	5,811	5,772	5,800	5,772

Loss per Share—Basic and Diluted	$(0.54)	$(0.59)	$(1.72)	$(2.18)

See Notes to Condensed Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2009	2008
($ in thousands)
Cash Flows from Operating Activities:
Net loss	$(8,026)	$(12,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	3,742	15,028
Intangible assets impairments	—	10,452
Amortization of deferred commissions	1,294	1,052
Depreciation and other amortization	743	349
Stock-based compensation	1,536	1,340
Realized and unrealized (gains) losses on trading securities	(407)	1,408
Sale (purchase) of trading securities, net	(63)	378
Payments of deferred commissions	(1,145)	(718)
Deferred taxes	—	(5,297)
Changes in operating assets and liabilities:
Accounts receivable	(1,483)	4,055
Prepaid expenses and other assets	(707)	(130)
Accounts payable and accrued liabilities	(17,702)	(16,197)
Income taxes payable	206	(2,168)
Other liabilities	(708)	(5,274)

Net cash used in operating activities	(22,720)	(8,330)

Cash Flows from Investing Activities:
Capital expenditures	(524)	(241)
Purchase of available-for-sale securities	(63)	(56)

Net cash used in investing activities	(587)	(297)

Cash Flows from Financing Activities:
Payment of preferred stockholder dividend	(160)	—
Note payable principal payments	(2,000)	(6,000)

Net cash used in financing activities	(2,160)	(6,000)

Net decrease in cash and cash equivalents	(25,467)	(14,627)
Cash and cash equivalents, beginning of period	51,056	36,815

Cash and Cash Equivalents, end of period	$25,589	$22,188

Supplemental Cash Flow Information:
Interest paid	$878	$6,222
Income taxes paid (refunded), net	$87	$(124)
Non-Cash Financing Activities:
Preferred stockholder dividend	$1,800	$—

See Notes to Condensed Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Business

Virtus Investment Partners, Inc. (the “Company” or “Virtus”) commenced operations on November 1, 1995 through a reverse merger with Duff & Phelps Corporation. From 1995 to 2001, the Company was a majority-owned indirect subsidiary of The Phoenix Companies, Inc. (“PNX”). On January 11, 2001, a subsidiary of PNX acquired the outstanding shares of the Company not already owned and the Company became an indirect wholly-owned subsidiary of PNX.

On February 7, 2008, PNX announced the spin-off of the Company, excluding the net assets and business of the Company’s subsidiary, Goodwin Capital Advisers, Inc. (“Goodwin”). On October 31, 2008, after the sale of convertible preferred stock to Harris Bankcorp, Virtus became an indirect, majority-owned subsidiary of PNX. On December 12, 2008, the PNX board of directors formally approved the spin-off and declared a dividend payable to each PNX stockholder of record at the close of business on December 22, 2008 for the distribution of one share of Virtus common stock for every 20 shares of PNX common stock. The distribution of 100% of Virtus common stock to PNX stockholders was made on December 31, 2008. Following the spin-off, PNX has no ownership interest in the Company.

The Company, through its affiliates, provides investment management and related services to individual and institutional clients throughout the United States of America. Retail investment management services (including administrative services) are provided to individuals through products consisting of open-end mutual funds, closed-end funds and separately managed accounts. Separately managed accounts are offered to high net-worth individuals and include intermediary programs that are sponsored and distributed by non-affiliated broker-dealers, and individual direct managed account investment services that are sold and administered by the Company. Institutional investment management services are provided primarily to corporations, multi-employer retirement funds and foundations, and endowments.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for fair statement have been included. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The condensed consolidated financial statements include the Company’s accounts and all wholly-owned affiliates. All significant intercompany transactions and balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

3.	Summary of Significant Accounting Policies

A complete description of the Company’s significant accounting policies, which have been consistently applied, is detailed in its 2008 Annual Report on Form 10-K. A summary of significant accounting policies with updated activity subsequent to the filing of the 2008 Annual Report on Form 10-K is as follows:

Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments and FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments requires that the Company disclose the estimated fair values of its financial instruments on a quarterly basis. Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments. The estimated fair value of long-term debt at June 30, 2009 approximates its carrying value since the duration of this instrument is relatively short, with the final principal payment due in December 2010, and variable interest rates and credit spreads have not changed significantly since the instrument was issued in December 2008. Marketable securities are reflected in the financial statements at fair value based upon publicly quoted market prices.

Income Taxes

In accordance with SFAS No. 109, Accounting for Income Taxes, the Company has recorded a valuation allowance of $108.6 million on its $115.3 million of deferred tax assets as of June 30, 2009 as, in management’s judgment, it is more likely than not that this portion of the deferred tax assets will not be realized.

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

Comprehensive Loss

Comprehensive loss for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
($ in thousands)
Net loss	(2,248)	(3,434)	(8,026)	$(12,608)
Net unrealized gains (losses) on available-for-sale securities	176	(40)	287	(13)

Total comprehensive loss	(2,072)	(3,474)	(7,739)	$(12,621)

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three staff positions related to fair value measurements, other-than-temporary impairments and interim disclosures of fair value. The Company adopted this guidance for the quarter ended June 30, 2009, resulting in additional disclosure regarding the fair value of financial instruments on a quarterly basis. The adoption did not have a significant impact on our financial position or results of operations of the Company.

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, or SFAS 165. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard also includes new required disclosure of the date through which an entity has evaluated subsequent events. The Company adopted this guidance for the quarter ended June 30, 2009, resulting in additional disclosure surrounding the period used to evaluate subsequent events. The adoption did not have a significant impact on our financial position or results of operations of the Company.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, or SFAS 166, and SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS 167. SFAS 166 and SFAS 167 provide significant changes in the manner in which entities account for securitizations and special-purpose entities. SFAS 166 is effective for transfers of financial assets occurring on or after January 1, 2010 and SFAS 167 is effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. The Company is still evaluating the effects of SFAS 166 and SFAS 167 on the Company’s financial position or results of operations, if any.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, or SFAS 168, and approved the FASB Accounting Standards Codification, or Codification. Codification creates a single source of authoritative nongovernmental generally accepted accounting principles in the United States of America. Codification will be effective for the Company for the quarter ending September 30, 2009. We do not expect Codification to have an impact on our financial position or results of operations.

4.	Goodwill and Identifiable Intangible Assets

The carrying value of goodwill at June 30, 2009 and December 31, 2008 was $4.8 million. Intangible assets at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009	December 31, 2008
($ in thousands)
Definite-lived intangible assets:
Investment contracts	$268,069	$287,596
Accumulated amortization	(239,830)	(256,101)

Definite-lived intangible assets, net	28,239	31,495
Indefinite-lived intangible assets	29,490	29,490

Total intangible assets, net	$57,729	$60,985

Activity in intangible assets for the six months ended June 30, 2009 and 2008 was as follows:

	Six months ended June 30,
	2009	2008
($ in thousands)
Intangible assets
Purchases	$486	$526
Amortization	(3,742)	(15,028)
Impairment	—	(10,452)

Change in intangible assets	(3,256)	(24,954)
Balance, beginning of period	60,985	208,176

Balance, end of period	$57,729	$183,222

Definite-lived intangible asset amortization for the next five fiscal years is estimated as follows: remainder of 2009—$3.0 million, 2010—$4.5 million, 2011—$3.7 million, 2012—$3.6 million, 2013—$3.6 million and thereafter—$9.8 million.

5.	Marketable Securities

The Company’s marketable securities consist of both trading (including securities held by a broker-dealer affiliate) and available-for-sale securities. The composition of the Company’s marketable securities at June 30, 2009 and December 31, 2008 was as follows:

June 30, 2009

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Equity securities, affiliate equity strategy	$464	$—	$88	$552
Affiliated mutual funds	9,073	(4,346)	389	5,116

Total trading securities	9,537	(4,346)	477	5,668

Available-for-sale:
Affiliated closed-end funds	1,798	(233)	—	1,565

Total marketable securities	$11,335	$(4,579)	$477	$7,233

December 31, 2008

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Equity securities, affiliate equity strategy	$523	$—	$20	$543
Affiliated mutual funds	9,156	(4,501)	—	4,655

Total trading securities	9,679	(4,501)	20	5,198

Available-for-sale:
Affiliated closed-end funds	1,736	(520)	—	1,216

Total marketable securities	$11,415	$(5,021)	$20	$6,414

At June 30, 2009, two investments with total unrealized losses of $0.1 million have been in an unrealized loss position for greater than one year and one investment with an unrealized loss of $0.1 million has been in an unrealized loss position for less than one year. Management believes the unrealized losses on available-for-sale investments are primarily the result of the significant declines in the equity markets that occurred since the second half of 2008 and not underlying issues with the investments held that might indicate the unrealized losses are not recoverable. The Company has the ability and intent to hold these investments. As a result, management does not believe any of the available-for-sale investments are other-than-temporarily impaired at June 30, 2009.

At June 30, 2009 and December 31, 2008, all of the Company’s financial instruments that are measured at fair value, which consist solely of mutual funds and marketable securities, utilize a Level 1 valuation technique which, as defined in SFAS No. 157, Fair Value Measurements, is quoted prices in active markets for identical assets or liabilities.

6.	Commitments and Contingencies

Legal Matters

The Company is regularly involved in disputes, pending claims, regulatory examinations, arbitrations and litigation. Legal matters of this nature could involve its activities as an employer, issuer of securities, investor, investment advisor, broker-dealer or taxpayer. It is not feasible to predict or determine the ultimate outcome of all legal matters or to provide reasonable ranges of potential losses. The Company believes that the outcomes of its legal matters are not likely, either individually or in the aggregate, to have a material adverse effect on its consolidated financial condition. However, given the large or indeterminate amounts that can be sought in certain of these matters and the inherent unpredictability of legal matters, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods. At June 30, 2009, the Company estimates that losses attributable to known legal matters could range from $0 to $0.4 million. No liability has been accrued for legal matters as of June 30, 2009.

7.	Restructuring and Severance

The Company has undertaken restructuring, severance and other exit activities over the past several years which are described in more detail in Note 12 of its 2008 Annual Report on Form 10-K. Restructuring and severance activity for the six months ended June 30, 2009 and 2008 was as follows:

	Six months ended June 30,
	2009	2008
($ in thousands)
Beginning unpaid accrual balance	$2,011	$3,875
Costs incurred:
Employee staff reductions	630	604
Lease abandonment and other	—	63
Costs paid	(915)	(2,063)

Ending unpaid accrual balance	$1,726	$2,479

8.	Harris Bankcorp Related Party Transactions

Effective as of December 31, 2008, Harris Bankcorp owns 100% of the Company’s outstanding shares of Series B Convertible Preferred Stock. The Company acquired the rights to advise, distribute and administer the Insight Funds from Harris Investment Management, Inc., a subsidiary of Harris Bankcorp, in May 2006. Sub-advisory investment management fees, which are recorded net of investment management fees in the consolidated statement of operations, and distribution and administration fee expenses related to Harris Bankcorp for the three and six months ended June 30, 2009 were as follows:

	Three months ended June 30, 2009	Six months ended June 30, 2009
($ in thousands)
Sub-advisory investment management fees	$1,420	$2,821
Distribution and administration expenses	868	1,843

Total fees and expenses related to Harris Bankcorp	$2,288	$4,664

In addition, for the first four years after becoming the advisor of the Harris Insight mutual funds, the Company has agreed to pay to Harris Bankcorp 50.0% of the net profit earned by the Company on the money market mutual funds acquired from Harris Bankcorp. These payments are accrued throughout the year and paid annually.

At June 30, 2009 and December 31, 2008, $2.4 million and $2.1 million, respectively, was payable to Harris Bankcorp and its affiliates related to sub-advisory investment management fees, distribution fees and money market earn-out obligations in accordance with the above agreement.

9.	Stock-based Compensation

The Company has an Omnibus Incentive and Equity Plan (the “Plan”) under which officers, employees, directors and consultants may be granted equity-based awards, including restricted stock units (“RSUs”), stock options and unrestricted shares of common stock. At June, 30, 2009, 1,800,000 shares of common stock were authorized for issuance under the Plan, of which 914,904 remain available for issuance. Each RSU, once vested, entitles the holder to one share of Virtus common stock when the restriction expires. RSUs generally have a term of three years and are either time-vested or performance-contingent. Stock options generally vest over three years and have a contractual life of ten years. Stock options are granted with an exercise price equal to the fair market value of the shares at the date of grant. Prior to the spin-off, there were no Virtus RSUs or stock options outstanding. Upon the spin-off, all outstanding PNX stock options and RSUs held by Virtus employees were converted to Virtus stock options and RSUs in a manner intended to preserve the relative value of such awards. In total, 114,153 RSU’s and 180,923 options were issued upon conversion.

A summary of stock-based compensation expense recognized for the three and six months June 30, 2009 and 2008 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008(1)	2009	2008(1)
Stock-based compensation expense	$1,203	$858	$1,536	$1,340

(1)	– Stock-based compensation in 2008 was related to RSUs and stock options indexed to Phoenix common stock prior to the spin-off. See Note 16 of the Company’s 2008 Annual Report on Form 10-K for further details.

A summary of RSU activity for the six months ended June 30, 2009 is as follows:

Number of Shares
Outstanding at December 31, 2008 (1)	114,153
Granted	339,915
Forfeited	(14,469)
Settled	(22,075)

Outstanding at June 30, 2009	417,524

(1)	– Represents Virtus RSUs that were converted on the date of spin-off from legacy Phoenix plans.

During the six months ended June 30, 2009, the Company granted 339,915 RSUs with an aggregate intrinsic value at the date of grant of $3.2 million. At June 30, 2009, outstanding RSUs have a weighted average remaining contractual life of 2.5 years.

A summary of stock option activity for the six months ended June 30, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008(1)	180,923	$36.45
Granted	226,609	9.40

Outstanding at June 30, 2009	407,532	$21.40

(1)	– Represents Virtus stock options that were converted on the date of spin-off from legacy Phoenix plans.

During the six month period ended June 30, 2009, the Company granted 226,609 options with a weighted average fair value of $5.65. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2009
Expected dividend yield	0.0%
Expected Volatility	62.0%
Risk-free interest rate	2.3%
Expected life (1)	6.5 years

(1)	The 6.5 year expected life was determined using the “simplified method” allowed under Staff Accounting Bulletin (“SAB”) 107, as amended by SAB 110.

A summary of stock options outstanding at June 30, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contractual Life	Weighted Average Option Price	Number of Shares	Weighted Average Option Price
$9.40	226,609	9.8	$9.40	—	$—
$24.23 – $29.81	22,034	4.9	27.83	22,034	27.83
$30.36 – $34.00	64,723	8.2	31.20	27,691	31.01
$37.99 – $44.59	94,166	5.0	42.09	85,456	42.42

	407,532	8.2	$21.40	135,181	$37.70

At June 30, 2009, outstanding stock options had an intrinsic value of $1.2 million.

During the six months ended June 30, 2009, 37,965 shares of common stock were granted as part of our directors’ annual retainer under the Plan to those non-employee members of the Company’s board of directors who receive compensation for his or her Board services. The Company recognized $0.5 million in stock-based compensation expense for the six months ended June 30, 2009 in connection with these grants.

10.	Earnings Per Share

During the three and six months ended June 30, 2009, the Company had weighted average common shares outstanding of 5,810,904 and 5,800,307, respectively. Immediately following the spin-off from PNX, the Company had 5,772,076 common shares outstanding. This number of shares is being used to calculate basic and diluted earnings per share for periods prior to the spin-off on December 31, 2008. The same number is being used to calculate basic earnings per share and diluted earnings per share for affected periods because there were no common shares of the Company traded prior to December 31, 2008 and no Virtus stock options or restricted shares were outstanding prior to the spin-off.

The following sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
($ in thousands, except share data)	2009	2008	2009	2008
Net loss attributable to common stockholders	$(3,148)	$(3,434)	$(9,986)	$(12,608)
Weighted average shares outstanding—basic and diluted	5,811	5,772	5,800	5,772
Loss per share—basic and diluted	$(0.54)	$(0.59)	$(1.72)	$(2.18)

For the three and six months ended June 30, 2009 and 2008, stock options, RSUs and Series B Convertible Preferred Stock were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

11.	Subsequent Event

On August 7, 2009, the Board of Directors of the Company declared cash dividends on its Series B Convertible Preferred Stock for the three month periods ended March 31, 2009 and June 30, 2009 for a total of $1.8 million which the Company expects to pay in the third quarter of 2009.

The Company has evaluated all events and transactions that occurred subsequent to June 30, 2009 through August 13, 2009, the date of issuance of the condensed consolidated financial statements.

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

Our forward-looking statements are based on a series of expectations, assumptions and projections about our Company, are not guarantees of future results or performance, and involve substantial risks and uncertainty, including assumptions and projections concerning our assets under management, cash inflows and outflows, operating cash flows, expected cost savings, and future credit facilities, for all forward periods. All of our forward-looking statements are as of the date of this Quarterly Report only. The Company can give no assurance that such expectations or forward-looking statements will prove to be correct. Actual results may differ materially.

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report, as well as the following risks and uncertainties: (a) the effects of recent adverse market and economic developments on all aspects of our business; (b) the poor performance of the securities markets; (c) the poor relative investment performance of some of our asset management strategies and the resulting outflows in our assets under management; (d) any lack of availability of additional financing on satisfactory terms or at all; (e) the satisfaction of all financial and other closing conditions and the consummation and completion of the commitment for a new secured revolving credit facility; (f) any inadequate performance of third-party relationships; (g) the withdrawal of assets from under our management; (h) the impact of our separation from our former parent; (i) our ability to attract and retain key personnel in a competitive environment; (j) the ability of independent trustees of our mutual funds and closed-end funds, intermediary program sponsors, managed account clients and institutional asset management clients to terminate their relationships with us; (k) the possibility that our goodwill or intangible assets could become further impaired, requiring a charge to earnings; (l) the strong competition we face in our business from mutual fund companies, banks and asset management firms, most of which are larger than we are; (m) potential adverse regulatory and legal developments; (n) the difficulty of detecting misconduct by our employees, sub-advisors and distribution partners; (o) changes in accounting standards; (p) the ability to satisfy the financial covenants under our note payable or other future credit facilities; and (q) certain other risks and uncertainties described in our 2008 Annual Report on Form 10-K or in any of our filings with the Securities and Exchange Commission (“SEC”).

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

Overview

Separation from The Phoenix Companies, Inc.

On February 7, 2008, PNX announced the spin-off of the Company, excluding the net assets and business of the Company’s subsidiary, Goodwin Capital Advisers, Inc. (“Goodwin”). On October 31, 2008, after the sale of convertible preferred stock to Harris Bankcorp, Virtus became an indirect, majority-owned subsidiary of PNX. On December 12, 2008, the PNX board of directors formally approved the spin-off and declared a dividend payable to each PNX stockholder of record at the close of business on December 22, 2008 for the distribution of one share of Virtus common stock for every 20 shares of PNX common stock. The distribution of 100% of Virtus common stock to PNX stockholders was made on December 31, 2008. Following the spin-off, PNX has no ownership interest in the Company.

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

We provide our products in a number of forms and through multiple distribution channels. Our retail products include open-end mutual funds, closed-end funds and separately managed accounts. Our fund family of open-end funds is distributed primarily through intermediaries. Our closed-end funds trade on the New York Stock Exchange. Retail separately managed accounts are comprised of intermediary programs sponsored and distributed by unaffiliated brokerage firms, as well as private client offerings, originated and maintained by our affiliated managers. We also manage institutional accounts for corporations, multi-employer retirement funds and foundations, endowments, special purpose funds and other types of institutions. Our earnings are primarily driven by asset-based investment management fees charged on these various products. These fees are based on a percentage of assets under management and are calculated using daily or weekly average assets or assets at the end of the preceding quarter.

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

This economic environment has had a direct impact on the actions of both retail and institutional investors. The declines in the equity and fixed income markets have reduced the value of our assets under management which has resulted in lower fee revenues. The continuing turmoil in the equity and debt markets impacts investor confidence and investors favoring significantly lower investment risk. The adverse conditions of the markets and the economic environment, which could continue throughout 2009 and possibly beyond, has and will continue to have a negative impact on our assets under management and our revenues. In addition, because of the significant market driven decline in our assets under management commencing in the third quarter of 2008, our assets under management at June 30, 2009 are significantly below our average assets under management for the preceding twelve months. As a result of the declines in our assets under management, it is likely that we will experience a material decrease in revenue in the second half of 2009, as we did in the first half of 2009, compared to the corresponding prior year periods absent significant improvement in the global economy and capital markets.

The decrease in our assets under management is driven in great part by the performance of the equity markets. While the S&P 500 Index is up approximately 1.8% for the six months ended June 30, 2009, the index was down 28.2% from June 30, 2008 through December 31, 2008 and we expect there could continue to be a significant amount of volatility in equity markets. We have seen decreased investment inflows and increased redemptions of certain products over the last twelve months as a result of the volatile market conditions.

Assets Under Management

Our total assets under management as of June 30, 2009 were $22.4 billion, a decrease of $9.2 billion from the $31.6 billion of assets under management at June 30, 2008 (which excludes $14.5 billion of fixed income assets managed by Goodwin as of June 30, 2008 which, as a result of the spin-off, are no longer managed by us after December 31, 2008). Our assets under management as of June 30, 2009 decreased $0.2 billion from December 31, 2008 (which excludes $14.0 billion of Goodwin-managed fixed income assets at that date). The discussion and analysis of our assets under management excludes the Goodwin-managed assets unless expressly noted otherwise.

Assets Under Management by Product

The following table presents our assets under management by product:

	As of June 30,
	2009	2008
($ in billions)
Retail assets
Mutual fund assets
Money market funds	$4.0	$6.5
Long-term open-end funds	7.0	10.0
Closed-end funds	4.0	4.8

Total mutual fund assets	15.0	21.3

Separately managed accounts
Intermediary sponsored programs	1.3	2.0
Private client accounts	1.7	2.3

Total managed account assets	3.0	4.3

Total retail assets	18.0	25.6

Institutional assets
Institutional accounts	3.6	4.8
Structured finance products	0.8	1.2

Total institutional assets	4.4	6.0

Total (1)	$22.4	$31.6

(1)	Excludes Goodwin-managed assets as of June 30, 2008 as follows:

Institutional assets	$1.6
Structured finance products	0.2
PNX general account assets	12.7

Total Goodwin-managed assets	$14.5

The following table summarizes our asset flows by product for the periods indicated. For the three and six months ended June 30, 2008, $14.5 billion of assets managed by Goodwin prior to the spin-off are excluded from the table below.

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
($ in billions)
Retail Products
Mutual Funds – Long-term
Beginning balance	$9.7	$14.9	$10.7	$16.1
Sales	0.6	0.7	1.1	1.4
Redemptions	(0.5)	(0.7)	(1.1)	(1.6)

Net flows	0.1	—	—	(0.2)
Market appreciation (depreciation)	1.1	—	0.3	(1.0)
Acquisitions (dispositions) / Other	0.1	(0.1)	—	(0.1)

Change in assets under management	1.3	(0.1)	0.3	(1.3)

Ending balance	$11.0	$14.8	$11.0	$14.8

Mutual Funds – Money Market
Beginning balance	$4.3	$5.2	$4.7	$6.2
Change in cash management products	(0.3)	1.3	(0.7)	0.3

Ending balance	$4.0	$6.5	$4.0	$6.5

Separately Managed Accounts
Beginning balance	$2.7	$4.6	$3.1	$5.4
Sales	0.3	0.2	0.5	0.5
Redemptions	(0.3)	(0.5)	(0.7)	(1.1)

Net flows	—	(0.3)	(0.2)	(0.6)
Market appreciation (depreciation)	0.3	—	0.1	(0.5)

Change in assets under management	0.3	(0.3)	(0.1)	(1.1)

Ending balance	$3.0	$4.3	$3.0	$4.3

Institutional Products
Beginning balance	$3.4	$5.5	$3.4	$9.3
Sales	0.1	0.1	0.1	0.4
Redemptions	(0.2)	(0.7)	(0.3)	(4.8)

Net flows	(0.1)	(0.6)	(0.2)	(4.4)
Market appreciation (depreciation)	0.2	(0.1)	0.1	(0.1)
Acquisitions (dispositions) / Other	0.1	—	0.3	—

Change in assets under management	0.2	(0.7)	0.2	(4.5)

Ending balance (1)	$3.6	$4.8	$3.6	$4.8

Structured Finance Products
Beginning balance	$0.7	$2.4	$0.7	$3.3
Redemptions	—	(1.2)	—	(1.2)

Net flows	—	(1.2)	—	(1.2)
Market appreciation (depreciation)	0.1	—	0.1	(0.9)

Change in assets under management	0.1	(1.2)	0.1	(2.1)

Ending balance (2)	$0.8	$1.2	$0.8	$1.2

Total
Beginning balance	$20.8	$32.6	$22.6	$40.4
Sales	1.0	1.0	1.7	2.2
Redemptions	(0.9)	(3.1)	(2.2)	(8.7)

Net flows	0.1	(2.1)	(0.5)	(6.5)
Market appreciation (depreciation)	1.7	(0.2)	0.5	(2.7)
Change in cash management products	(0.2)	1.3	(0.5)	0.4
Acquisitions (dispositions) / Other	—	—	0.3	—

Change in assets under management	1.6	(1.0)	(0.2)	(8.8)

Ending balance (3)	$22.4	$31.6	$22.4	$31.6

(1)	Excludes $1.6 billion of assets managed by Goodwin as of June 30, 2008 (including Goodwin managed assets, $6.4 billion).
(2)	Excludes $0.2 billion of assets managed by Goodwin as of June 30, 2008 (including Goodwin managed assets, $1.4 billion).
(3)	Excludes $14.5 billion of assets managed by Goodwin as of June 30, 2008, including $12.7 billion of PNX general account assets (including Goodwin managed assets, $46.1 billion).

Assets Under Management by Investment Category

The following table summarizes our assets under management by investment category (excluding Goodwin assets in 2008 that are no longer managed by the Company after the spin-off):

	As of June 30,
	2009	2008
($ in billions)
Investment Categories
Equity assets	$9.6	$14.2
Fixed income assets	8.8	10.9
Money market assets	4.0	6.5

Total	$22.4	$31.6

At June 30, 2009, we managed $22.4 billion in total assets representing a decrease of $9.2 billion from the $31.6 billion managed at June 30, 2008 and a decrease of $0.2 billion from the $22.6 billion managed at December 31, 2008. For the three and six months ended June 30, 2009, respectively, net flows were $0.1 billion and $(0.5) billion and market appreciation was $1.7 billion and $0.5 billion. The remaining decrease in assets under management during the three and six months ended June 30, 2009 was primarily the result of the net change in our money market assets. Our sales were unchanged for the three months ended June 30, 2009 compared to the same period of the prior year, despite the volatile market conditions, as investors began to return to the securities markets in the second quarter of 2009 after we had experienced a significant decline in sales in the first quarter of 2009. For the six months ended June 30, 2009, sales decreased $0.5 million as compared to the same period in the prior year, consistent with the trend in the industry as investors were hesitant to invest in the first quarter of 2009. For the three and six months ended June 30, 2009, redemptions decreased $2.2 billion and $6.5 billion, respectively, compared to the same periods in the prior year. In the first quarter of 2008, institutional products experienced $4.1 billion of outflows of which $3.7 billion related to a terminated relationship with one institutional client, providing advisory services to the general account of a non-affiliated insurance company. The market appreciation across all asset groups for the three and six months ended June 30, 2009 was due to positive performance of the securities markets in the second quarter of 2009.

Average Fee Earning Assets Under Management and Average Basis Points

The following table summarizes average fee earning assets under management and average management fee basis points (excluding Goodwin assets in 2008 that are no longer managed by the Company after the spin-off):

	Three Months Ended June 30,
	Average Fees Earned - Expressed in BPs		Average Fee Earning Assets ($ in billions)
	2009	2008	2009	2008
Products
Money market mutual funds (1)	5	5	$4.2	$5.9
Long-term mutual funds (1)	43	48	10.7	15.6
Separately managed accounts	49	47	2.7	4.6
Institutional products	27	31	4.3	6.8

Total	33	37	$21.9	$32.9

	Six Months Ended June 30,
	Average Fees Earned - Expressed in BPs		Average Fee Earning Assets ($ in billions)
	2009	2008	2009	2008
Products
Money market mutual funds (1)	5	5	$4.4	$5.9
Long-term mutual funds (1)	42	47	10.5	15.5
Separately managed accounts	48	46	2.9	5.0
Institutional products	27	24	4.3	10.2

Total	33	34	$22.1	$36.6

(1)	Average fees earned for money market and long-term mutual funds are net of non-affiliated sub-advisory fees.

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

Our product mix changed slightly towards lower fee earning assets for the three and six months ended June 30, 2009 compared to the corresponding periods in the prior year as assets under management from equity products, which have higher fees, decreased in proportion to our overall portfolio. The decrease in long-term mutual funds average fees earned from 48 BPs and 47 BPs for the three and six months ended June 30, 2008, respectively, compared to 43 BPs and 42 BPs for the three and six months ended June 30, 2009 is due primarily to Goodwin becoming an external sub-advisor as a result of the spin-off.

Results of Operations

Summary Financial Data

	Three Months Ended June 30,		Increase/ (Decrease) 2009 vs. 2008	Six Months Ended June 30,		Increase/ (Decrease) 2009 vs. 2008
	2009	2008 (1)		2009	2008 (1)
($ in millions)
Results of Operations
Investment management fees	$18.2	$34.0	$(15.8)	$36.0	$70.0	$(34.0)
Other revenue	9.0	14.1	(5.1)	17.4	28.6	(11.2)

Total revenues	27.2	48.1	(20.9)	53.4	98.6	(45.2)

Operating expenses	28.2	45.3	(17.1)	57.0	91.5	(34.5)
Intangible asset impairment	—	—	—	—	10.5	(10.5)
Intangible asset amortization	1.8	7.5	(5.7)	3.7	15.0	(11.3)

Total expenses	30.0	52.8	(22.8)	60.7	117.0	(56.3)

Operating loss	(2.8)	(4.7)	(1.9)	(7.3)	(18.4)	(11.1)
Other income (expense), net	1.3	—	1.3	0.4	(0.9)	1.3
Interest expense, net	(0.6)	(0.5)	0.1	(0.9)	(0.9)	—

Loss before income taxes	(2.1)	(5.2)	(3.1)	(7.8)	(20.2)	(12.4)
Income tax expense (benefit)	0.1	(1.8)	1.9	0.2	(7.6)	7.8

Net loss	(2.2)	(3.4)	(1.2)	(8.0)	(12.6)	(4.6)
Preferred stockholder dividends	(0.9)	—	0.9	(2.0)	—	2.0

Net loss attributable to common stockholders	$(3.1)	$(3.4)	$(0.3)	$(10.0)	$(12.6)	$(2.6)

(1)	Includes Goodwin operating results which, as a result of the spin-off on December 31, 2008 are no longer managed by the Company after December 31, 2008.

Revenues

The decrease in revenues for the three and six months ended June 30, 2009 as compared to the corresponding periods in 2008 was primarily a result of a decrease in assets under management. Assets under management decreased primarily due to an overall decline in the securities markets in the second half of 2008 and the first quarter of 2009. Goodwin, which did not remain a part of the Company after the spin-off, generated $5.8 million and $11.8 million of revenues for the three and six months ended June 30, 2008, respectively. Revenues by source, including those revenues earned by Goodwin in the three and six months ended June 30, 2008, were as follows:

	Three Months Ended June 30,		Increase/ (Decrease) 2009 vs. 2008	Six Months Ended June 30,		Increase/ (Decrease) 2009 vs. 2008
	2009	2008		2009	2008
($ in millions)
Investment management fees
Mutual funds	$12.0	$19.3	$(7.3)	$23.3	$38.1	$(14.8)
Separately managed accounts	3.4	5.4	(2.0)	6.9	11.6	(4.7)
Institutional accounts	2.4	5.0	(2.6)	5.0	10.8	(5.8)
Structured finance products	0.4	1.2	(0.8)	0.8	3.2	(2.4)

Third-party management fees	18.2	30.9	(12.7)	36.0	63.7	(27.7)
PNX general account	—	3.1	(3.1)	—	6.3	(6.3)

Total investment management fees	18.2	34.0	(15.8)	36.0	70.0	(34.0)
Distribution and service fees	5.6	8.0	(2.4)	10.9	16.5	(5.6)
Administration and transfer agent fees	3.0	5.5	(2.5)	5.8	10.7	(4.9)
Other income and fees	0.4	0.6	(0.2)	0.7	1.4	(0.7)

Total revenues	$27.2	$48.1	$(20.9)	$53.4	$98.6	$(45.2)

Investment Management Fees

Net investment management fees decreased $15.8 million and $34.0 million for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008 primarily due to a $9.2 billion or 29% decrease in assets under management. Also contributing to the decline in investment management fees was the distribution of Goodwin to PNX in connection with the spin-off, which generated revenues of $5.8 million and $11.8 million for the three and six months ended June 30, 2008, respectively. Assets under management decreased compared to the prior period primarily as a result of declines in the securities markets in the second half of 2008 and first quarter of 2009, causing a decrease in the market value of assets under management and higher redemption rates, resulting in lower investment management fees.

Distribution and Service Fees

Distribution and service fees, which are asset-based fees earned from open-end mutual funds for distribution services we perform on their behalf, declined by $2.4 million and $5.6 million for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008 due to lower assets under management. The decrease in fees was substantially offset by a corresponding decrease in trail commissions, which are a component of distribution expenses.

Administration and Transfer Agent Fees

Administration and transfer agent fees represent fees earned from our open-end mutual funds for fund administration and transfer agent services. Fund administration fees decreased $1.1 million and $2.3 million for the three and six months ended June 30, 2009, respectively, as compared to the prior year periods due to a decline in average assets under management upon which these fees are based. Transfer agent fees decreased $1.1 million and $2.3 million for the three and six months ended June 30, 2009, respectively, as compared the same periods in the prior year due to a change in the contract with the service provider that also reduced our cost to provide these services. On July 1, 2008, we outsourced certain of the transfer agent functions. Transfer agent revenues are reported net of sub-transfer agent expenses. The additional sub-transfer agent fees reflected as a reduction of revenue are more than offset by the compensation expense savings realized which are reflected in employment expenses.

Other Income and Fees

Other income and fees decreased $0.2 million and $0.7 million for the three and six months ended June 30, 2009, respectively, as compared the same period in 2008 primarily due to a decline in fees earned for the distribution of non-affiliated products.

Operating Expenses

Operating expenses by category were as follows:

	Three Months Ended June 30,		Increase/ (Decrease) 2009 vs. 2008	Six Months Ended June 30,		Increase/ (Decrease) 2009 vs. 2008
	2009	2008		2009	2008
($ in millions)
Operating expenses
Employment expenses	$13.2	$21.1	$(7.9)	$27.5	$44.0	$(16.5)
Distribution and administrative expenses	7.4	11.6	(4.2)	14.3	22.9	(8.6)
Other operating expenses	7.4	11.9	(4.5)	14.6	23.9	(9.3)
Restructuring and severance	0.2	0.7	(0.5)	0.6	0.7	(0.1)
Intangible asset impairments	—	—	—	—	10.5	(10.5)
Intangible asset amortization	1.8	7.5	(5.7)	3.7	15.0	(11.3)

Total operating expenses	$30.0	$52.8	$(22.8)	$60.7	$117.0	$(56.3)

Employment Expenses

Employment expenses decreased $7.9 million and $16.5 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in the prior year. The exclusion of Goodwin after the spin-off accounted for $2.7 million and $5.2 million of the decrease for the three and six months ended June 30, 2009, respectively. The remaining decrease is due primarily to reductions in sales and performance based variable compensation of $2.7 million and $6.5 million for the three and six months ended June 30, 2009, respectively. Also contributing to the decrease were reductions in salaries, benefits, and payroll taxes mainly as a result of lower staffing levels for the three and six months ended June 30, 2009. Decreased staffing levels and employment expenses are primarily due to a reduction in headcount of approximately 27% from June 30, 2009 to June 30, 2008 in connection with our continued efforts to streamline operations and the exclusion of Goodwin after the spin-off.

Distribution and Administrative Expenses

Distribution and administrative expenses decreased $4.2 million and $8.6 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in the prior year due primarily to a $2.4 million and $5.2 million decrease in asset-based trail commissions paid to our distribution partners. Trail commissions are fees we pay to broker-dealers for providing sales, marketing and distribution services to investors of our mutual funds. Fees paid to our fund administrator that are asset-based, decreased by $0.7 million and $1.2 million for the three and six months ended June 30, 2009, respectively, consistent with declines in assets under management.

Other Operating Expenses

Other operating expenses decreased $4.5 million and $9.3 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in the prior year. Goodwin’s other operating expenses in the three and six months ended June 30, 2008 were $0.7 million and $1.7 million, respectively. These expenses did not recur in the first six months of 2009 as Goodwin was no longer a part of the Company effective as of the spin-off on December 31, 2008. In the three and six months ended June 30, 2008, certain services, totaling $2.0 million and $4.6 million, respectively, were provided to us by our former parent. We have eliminated or replaced the services that had been provided by our former parent, at a lower cost, by hiring additional staff to perform the same services or contracting with external providers. The savings have been partially offset by new expenses related to our being an independent publicly-traded company. Rent decreased by $0.8 million and $1.6 million for the three and six months ended June 30, 2009, respectively, as we vacated and/or moved office space at three of our affiliates in the second half of 2008. Professional fees decreased by $0.7 million and $0.1 million for the three and six months ended June 30, 2009, respectively. The decrease for the three months ended June 30, 2009 is due primarily to an insurance recovery of $0.8 million for previously incurred legal expenses, a portion of which were recorded in the first quarter of 2009.

Restructuring and Severance

For the three and six months ended June 30, 2009, we incurred $0.2 million and $0.6 million, respectively, of severance and restructuring costs resulting from staff reductions at our corporate office and at certain affiliates as we continued cost reduction efforts. For the three and six months ended June 30, 2008, we incurred $0.7 million of severance and restructuring costs resulting from staff reductions at our corporate office and at certain affiliates.

Intangible Asset Impairments

In the six months ended June 30, 2008, we recorded a $10.5 million non-cash intangible asset impairment charge as a result of an interim test of identified intangibles.

Intangible Asset Amortization

Amortization expense decreased $5.7 million and $11.3 million for the three and six months ended June 30, 2009, respectively, as a result of the lower remaining carrying value of our intangible assets after the impairment charges incurred in 2008.

Other Income and Expenses

Other Income (Expense)

Other income increased $1.3 million for the three and six months ended June 30, 2009, respectively, due primarily to increases in the market value of trading securities during the second quarter of 2009, where the Company had realized and unrealized gains of $1.3 million as a result of favorable market conditions during the quarter.

Interest Expense, net

Interest expense, net is attributable primarily to our note payable and is reported net of interest and dividend income earned on cash equivalents and investments. Interest expense, net did not change significantly for the three and six months ended June 30, 2009 as compared to the corresponding prior year periods.

Income Tax Expense

Our income tax expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2009, respectively, compared to a benefit of $1.8 million and $7.6 million for the same periods in 2008. Although the Company generated a pre-tax loss for the three and six months ended June 30, 2009, tax expenses were recorded in certain states. We have a valuation allowance of $108.6 million (an increase of $2.8 million in the first six months of 2009) on our deferred tax assets as, in our judgment, it is more likely than not that this amount of our deferred tax assets will not be realized.

Preferred Stockholder Dividends Payable

At June 30, 2009, $1.8 million of dividends were accrued in favor of holders of the Series B Convertible Preferred Stock for the three months ended March 31, 2009 and June 30, 2009. At the discretion of the Company, the accrued but unpaid dividends may be paid in cash or through issuance of additional shares of Series B Convertible Preferred Stock, subject to limitations on dividends under the Company’s note payable and, with respect to payment of any accrued dividend in additional shares, approval by our Board of Directors and holders of Series B Convertible Preferred Stock of additional authorized preferred shares. On August 7, 2009, the Board of Directors of the Company declared cash dividends on its Series B Convertible Preferred Stock for the three month periods ended March 31, 2009 and June 30, 2009 for a total of $1.8 million which we expect to pay in the third quarter of 2009.

Liquidity and Capital Resources

Certain Financial Data

The following table summarizes certain key financial data relating to our liquidity and capital resources:

	June 30, 2009	December 31, 2008
($ in millions)
Balance Sheet Data
Cash and cash equivalents	$25.6	$51.1
Marketable securities	7.2	6.4
Current portion of note payable	10.0	4.0
Long-term note payable	8.0	16.0
Convertible preferred stock	46.8	45.0

Working capital (1)	$22.9	$33.2

	Six Months Ended June 30,
	2009	2008
($ in millions)
Cash Flow Data
Provided by (used in)
Operating activities	$(22.7)	$(8.3)
Investing activities	(0.6)	(0.3)
Financing activities	(2.2)	(6.0)

(1)	Working capital is defined as current assets less current liabilities.

At June 30, 2009, our working capital was $22.9 million. We believe that our available cash, marketable securities and cash expected to be generated from operations will be sufficient to fund our expected normal cash operating requirements, scheduled debt amortization and other capital requirements in the short-term, which we consider to be the next twelve months, however, the current economic environment and capital markets continue to be unpredictable, which increases the uncertainty of future financial projections. Our ability to meet our future cash needs, including debt obligations, payment of preferred stock dividends and other operating requirements, will depend upon our future operating performance, assets under management, the mix of our assets under management, general economic conditions and the performance of the global capital markets, some of which are beyond our control. Additional matters that impact our liquidity include any further deterioration in the global economy and capital markets, unexpected cash, debt or operating requirements, and our access to financing.

Refinancing of Existing Debt

In August 2009, the Company executed commitment letters from two financial institutions to provide a senior secured revolving credit facility that will initially provide up to $30.0 million in financing, reducing to $18.0 million after the first year (and subject to additional optional and mandatory reductions), with a $2.0 million sub-limit for the issuance of standby letters of credit. The facility, if closed, is expected to have an initial term of two years and to bear interest at a variable rate benchmarked to standard market indices, which, based on the interest rates in place as of June 30, 2009, would result in a lower interest rate than we are currently subject to under our existing note payable. The facility would be secured by substantially all of the assets of the Company, except for any assets held by VP Distributors, Inc. the Company’s registered broker-dealer. The proceeds of the facility, if closed, will be used to retire the Company’s existing note payable, for working capital requirements, for general corporate purposes and for the issuance of letters of credit. The revolving credit facility, if closed, would also contain a number of restrictive covenants, which would include minimum EBITDA and interest coverage requirements.

The closing of the facility is subject to certain limitations and conditions, which include the absence of any material adverse changes to the Company, the absence of any disruptions or adverse changes in the financial, banking or capital markets that are deemed material to the financial institutions providing the facility, successful completion of the due diligence process, completion and execution of all credit facility documents, and other financial and closing conditions. In the event we are unable to complete such financing, we would expect to pursue other financing alternatives and to rely on our existing working capital and cash flows from operations. There can be no assurance that we would obtain such financing or that existing or future cash resources will be sufficient at all times for our capital requirements, which are described in more detail below.

Note Payable

Our note payable consists of our note with Phoenix Life Insurance Company, a wholly-owned subsidiary of PNX. At June 30, 2009, the outstanding balance on this note, our only outstanding debt, was $18.0 million and was secured by substantially all of the Company’s assets. The Company is obligated to make quarterly principal payments on this note, together with accrued interest. During the first six months of 2009, we repaid $2.0 million on the note. The remaining principal repayment obligation in 2009 is a total of $2.0 million, $1.0 million in each of the remaining two quarters of the year. During 2010, the principal repayment obligation is $16.0 million, $4.0 million per quarter. The note payable matures on December 31, 2010. The interest rate on the note is 9% per annum. At June 30, 2009, we were in compliance with all covenants of the note. Although capital markets have begun to show positive improvement and greater stabilization, in the event we are unable to finalize the new credit facility discussed above, we will likely not be in compliance with one or more financial covenants under the note payable determined as of the end of the third quarter or future periods while that note payable is outstanding and, in such an event, we would seek a waiver or amendment from the lender, the receipt of which cannot be assured. See our 2008 Annual Report on Form 10-K for a further discussion of the note payable, including a description of financial covenants and potential remedies on events of default.

Capital Requirements

Our near-term and long-term capital requirements include principal and interest on our note payable. Incentive compensation, generally the Company’s largest annual operating cash payment, was paid in the first quarter of 2009. Short term capital requirements may also include $0.9 million of quarterly dividends on our $45.0 million outstanding shares of Series B Convertible Preferred stock. The dividend can be paid in cash or, at the election of the board of directors, in additional convertible preferred shares. The dividend is cumulative and will continue to accumulate whether or not declared and paid. Additional long-term capital requirements could include seed money for new products, infrastructure improvements and, possibly, strategic acquisitions.

The financial markets are experiencing a period of significant decline and volatility, which has impacted the value of our assets under management and resulted in lower fee revenues. Since June 30, 2008, our assets under management have decreased $9.2 billion, excluding any decrease related to Goodwin assets managed prior to the spin-off. Markets could continue to decline and there could be significant volatility. Should assets remain at their current level, decline further, or only slightly improve, revenues, net income and cash flow would continue to be negatively impacted compared to the prior year periods. Reductions in related variable expenses, primarily incentive compensation and distribution costs, would marginally compensate for this loss of revenue but the Company would experience a material reduction in income from operations compared to the prior year periods.

Balance Sheet

Cash and cash equivalents consist of cash in banks and highly liquid affiliated money market mutual fund investments. Cash and cash equivalents typically increase in the second, third and fourth quarters of the year as we accrue for, but do not pay, variable incentive compensation. Historically, annual incentives are paid in the first quarter of the year. Marketable securities consist primarily of highly liquid investments in our affiliated mutual funds. We provide capital for funds and strategies in their early stages of development. Current portion of note payable represents payments on the note due within twelve months of the date of the financial statements. Our note payable decreased by $2.0 million in the six months ended June 30, 2009 as we made our scheduled quarterly note payable repayments.

Operating Cash Flow

Net cash flow provided by operations generally represents net income plus non-cash charges for amortization, deferred taxes, equity-based compensation and depreciation, as well as net changes in our working capital. Net cash used in operating activities of $22.7 million for the six months ended June 30, 2009 increased by $14.4 million from the same period in the prior year primarily due to the decrease in our revenues primarily as a result of a decrease in our average assets under management. Our average assets under management decreased due to declines in the market values of the assets we manage and a net outflow of assets, both of which stemmed primarily from overall decline in the securities markets in the second half of 2008 and the first quarter of 2009. Although our operating expenses have declined, certain of our overhead and other costs are not variable in the short-term and would take a longer period of time to reduce relative to the decrease in revenues.

Investing Cash Flow

Net cash used in investing activities consists primarily of capital expenditures related to our business operations and purchases of available-for-sale securities. Net cash used in investing activities of $0.6 million for the six months ended June 30, 2009 was primarily for the purchase of capital items related to the relocation of our corporate office as a result of the spin-off and the relocation of one of our affiliate offices.

Financing Cash Flow

Net cash used in financing activities consists of principal payments on our note payable and payment of dividends on our Series B Convertible Preferred Stock.

Series B Convertible Preferred Stock

In the fourth quarter of 2008, the Company and PNX entered into an agreement with Harris Bankcorp, pursuant to which Harris Bankcorp acquired $45.0 million of convertible preferred stock of the Company representing a 23% equity position in the Company on a fully-diluted basis. The Company received $35.0 million of proceeds from this transaction in the form of a capital contribution.

As of June 30, 2009, 45,000 shares of our Series B Convertible Preferred Stock, $1,000 stated value per share, were outstanding. When and if declared by the Company’s board of directors, the holders of the Company’s Series B Convertible Preferred Stock are entitled to receive quarterly dividends per share, payable in arrears, equal to 8.0% per annum of the stated value then in effect, before any dividends are declared or paid on any equity securities of the Company that rank junior to the Series B Convertible Preferred Stock. At the discretion of the Company, such dividends may be paid in cash or in additional shares of the Series B Convertible Preferred Stock and, with respect to payment of any accrued dividend in additional shares, approval by our Board of Directors and holders of Series B Convertible Preferred Stock of additional authorized preferred shares. Dividends payable on the Series B Convertible Preferred Stock are cumulative and accumulate daily, whether or not declared and whether or not there are profits legally available for their payment. Under the terms of our note payable, payment of dividends on the Series B Convertible Preferred Stock for any quarter may not exceed adjusted EBITDA (as defined in the note payable agreement) for the quarter and are also restricted from being declared and paid if a default or event of default exists. When declaring the quarterly dividends, considerations of the Board of Directors include whether funds are lawfully available for payment of the dividend, the Company’s liquidity position and capital requirements, limitations imposed by any outstanding debt arrangements, the capital market environment and operating results and outlook.

On April 6, 2009, our Board of Directors declared a dividend on our Series B Convertible Preferred Stock for the period ending December 31, 2008 of $0.2 million (which was pro-rated to reflect a partial period) payable on April 13, 2009 to holders of record as of April 6, 2009. At June 30, 2009, $1.8 million of dividends were accrued on our Series B Convertible Preferred Stock, including $0.9 million for each of the three months ended March 31, 2009 and June 30, 2009. Adjusted EBITDA for the second quarter of 2009, as defined in the note agreement, was determined by the Company to be $1.5 million. We obtained a waiver for the limitation under our note payable on the payment of dividends on Series B Convertible Preferred Stock dividends in excess of adjusted EBITDA for $0.3 million. On August 7, 2009, the Board of Directors of the Company declared cash dividends on its Series B Convertible Preferred Stock for the three month periods ended March 31, 2009 and June 30, 2009 for a total of $1.8 million which we expect to pay in the third quarter of 2009.

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2009	2008	2009	2008
Cash flow from operations	$0.1	$4.7	$(22.7)	$(8.3)
Interest expense	0.7	0.7	1.1	1.4
Current tax expense (benefit)	0.1	(1.8)	0.3	(7.6)
Changes in assets and liabilities and other adjustments (1)	(0.1)	(0.5)	19.1	11.1

EBITDA (2)	$0.8	$3.1	$(2.2)	$(3.4)

(1)	Adjustments necessary to reconcile net loss to cash flow from operating activities.
(2)	EBITDA is a non-GAAP liquidity measure defined as net income before interest expense, income taxes, depreciation and amortization. Our operating results (and the above EBITDA amounts) for the three and six months ended June 30, 2009 and 2008, include $(0.1) million and $1.5 million (three month period) and $1.1 million and $2.8 million (six month period), respectively, related to non-cash share-based compensation expenses, unrealized mark-to-market adjustments and realized gains and losses on trading securities.

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

Contractual Obligations

Our contractual obligations are summarized in our Annual Report on Form 10-K for the year ended December 31, 2008. As of June 30, 2009, there have been no material changes outside of the ordinary course in our contractual obligations since December 31, 2008.

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

Intangible Assets and Goodwill

Definite-lived intangible assets are comprised of acquired investment advisory contracts. Indefinite-lived intangible assets are comprised of investment advisory contracts with affiliated closed-end registered investment companies. Indefinite-lived intangible assets are tested for impairment annually. Definite-lived and indefinite-lived intangible assets are evaluated for impairment on an ongoing basis whenever events or circumstances indicate that the carrying value of the intangible asset may not be fully recoverable. The Company determines if impairment has occurred by comparing estimates of future undiscounted cash flows to the carrying value of assets. Assets are considered impaired, and an impairment is recorded, if the carrying value exceeds the expected future undiscounted cash flows. We last tested definite-lived and indefinite-lived intangible assets for impairment during the fourth quarter of 2008 and, during the six months ended June 30, 2009, no events or circumstances occurred that indicated the carrying value of definite-lived and indefinite-lived intangible assets might be impaired and therefore no impairment tests were performed during the six months ended June 30, 2009.

Goodwill represents the excess of the purchase price of acquisitions and mergers over the identified net assets and liabilities acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not being amortized. A single reporting unit has been identified for the purpose of assessing potential future impairments of goodwill. An impairment analysis of goodwill is performed annually or more frequently, if warranted by events or circumstances affecting the Company’s business. We last evaluated goodwill for impairment during the fourth quarter of 2008. During the six months ended June 30, 2009, no events or circumstances occurred that indicated the carrying value of goodwill might be impaired.

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

•	Amortized cost—valuations for all money market holdings and any short term investments having a remaining maturity of 60 days or less at the date of purchase; and

•

Independent prices; observable market inputs—valuations provided from broker-dealers for which prices are often determined by a market-maker’s price levels; included in this category are international equity securities and debt securities.

The sources of fair values of the assets under management of our mutual funds were as follows:

	As of June 30,
	2009		2008
($ in billions)	AUM	%	AUM	%
Cash and cash equivalents	$0.6	4%	$0.7	3%
Independent pricing service; unadjusted market quotes	6.2	41%	7.3	34%
Amortized cost	3.8	25%	6.5	31%
Independent prices; observable market inputs	4.4	30%	6.8	32%

	$15.0	100%	$21.3	100%

The sources of fair values of the assets under management (including those assets managed by Goodwin as of June 30, 2008) of our separately managed accounts and institutional accounts were as follows:

	As of June 30,
	2009		2008
($ in billions)	AUM	%	AUM	%
Cash and cash equivalents	$0.2	3%	$0.2	1%
Independent pricing service; unadjusted market quotes	3.8	56%	6.5	27%
Amortized cost	—	0%	0.2	1%
Independent prices; observable market inputs	2.8	41%	16.8	71%

	$6.8	100%	$23.7	100%

As market values for structured finance products are not a primary basis for the calculation of fees, assets under management for structured finance products are not included in the tables above.

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

Significant judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. Deferred taxes mainly relate to our basis in intangible assets. In assessing the need for a valuation allowance against our deferred tax assets after the spin-off, the Company concluded, based on the weight of available evidence, that it was more likely than not that the deferred tax assets will not be realized because certain potential tax planning strategies available to PNX were no longer available to the Company. As a result, a valuation allowance on substantially all of the Company’s deferred tax assets is required. The valuation allowance is determined based on our estimates of taxable income by each jurisdiction in which we operate over the periods in which the deferred tax assets will be recoverable. Changes in this allowance could have a material effect on our financial position and results of operations.

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

Capital and Reserve Requirements

We currently have one subsidiary that is a broker-dealer registered with the SEC and is therefore subject to certain rules regarding minimum net capital, as defined by those rules. The subsidiary is required to maintain a ratio of “aggregate indebtedness” to “net capital,” as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us including additional reporting requirements, tighter ratios and business interruption. At June 30, 2009 and 2008, the ratio of aggregate indebtedness to net capital of the broker-dealer was below the maximum allowed and our net capital was significantly in excess of that required.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 3 of this Quarterly Report to our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our exposure to market risk is directly related to our role as investment advisor for various accounts that we manage and the funds for which we act as advisor. Most of our revenue for the three and six months ended June 30, 2009 and 2008 was derived from investment management, distribution and fund administration fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

We are also subject to market risk due to a decline in the market value of our investments, consisting primarily of marketable securities. At June 30, 2009, the fair value of marketable securities was $7.2 million. Assuming a 10% increase or decrease in the fair value of marketable securities at June 30, 2009, our net loss would change by $0.6 million and our total comprehensive loss would change by $0.7 million for the three and six months ended June 30, 2009.

Interest Rate Risk

On December 31, 2008, in connection with the spin-off, the Company refinanced its existing loan with Phoenix Life Insurance Company, a wholly-owned subsidiary of PNX. The outstanding balance on the note at June 30, 2009 was $18.0 million. The Company is obligated to make quarterly principal and interest payments. The remaining principal payment obligation in 2009 is $2.0 million, $1.0 million in each of the remaining two quarters and, in 2010, it is $16.0 million, $4.0 million each quarter. The loan matures on December 31, 2010. The interest rate for the loan is fixed at 9.0% per annum.

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

Changes in Internal Controls

There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time we are involved in litigation, either as a defendant or as a plaintiff. In addition, various regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations concerning our compliance with, among other things, securities laws, laws governing the activities of broker-dealers and other laws and regulations affecting our products. It is not reasonably possible to predict or determine the ultimate outcome of all legal or regulatory proceedings or to provide reasonable ranges of potential losses. We believe that the outcomes of our litigation and regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition. However, given the large or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation and regulatory matters, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operations or cash flows in particular quarterly or annual periods.

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

Item 4.	Submission of Matters to a Vote of Security Holders

On May 21, 2009, we held our annual meeting of stockholders (the “Meeting”) in Hartford, Connecticut. Each of the proposals voted on at the Meeting were approved by our stockholders.

The holders of record of our common stock elected two Class I directors as follows:

	Common Stock Voted
Common Stock Nominee	For	Withheld
Diane M. Coffey	2,688,466	745,438
Timothy A. Holt	2,700,931	732,973

Only the holders of our common stock had the right to vote for the election of these two directors.

In addition, all outstanding shares of record of our Series B Convertible Preferred Stock was voted “For” the election of Ross F. Kappele as the Series B Convertible Preferred Stock director. Only the holder of our Series B Convertible Preferred Stock had the right to vote for the election of this director.

The ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009 was approved by the holders of record of our common stock with 3,360,117 votes “For,” 70,583 votes “Against” and 3,204 votes “Abstained.” The holder of our Series B Convertible Preferred Stock, voting with our common stock on an “as converted” basis on this item, voted all of its shares “For” such ratification.

Item 5.	Other Information

On August 11, 2009, we filed a Certificate of Amendment of the Certificate of Designations of Series A Non-Voting Convertible Preferred Stock and Series B Voting Convertible Preferred Stock of the Company (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to increase the number of authorized shares of Series B Voting Convertible Preferred Stock by 9,783 shares to 45,000 shares. Shares of Series A Non-Voting Convertible Preferred Stock outstanding of 9,783 were required to be exchanged for the same number of shares of Series B Voting Convertible Preferred Stock under the terms of the investment and contribution agreement with Harris Bankcorp. The Certificate of Amendment did not result in any increase in the total number of shares of Preferred Stock outstanding. The foregoing description of the Certificate of Amendment is qualified in its entirety by reference to the full text of the Certificate of Amendment, a copy of which is attached to this Quarterly Report as Exhibit 3.1 and incorporated herein by reference.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Certificate of Amendment of the Certificate of Designations of Series A Non-Voting Convertible Preferred Stock and Series B Voting Convertible Preferred Stock

10.1	Amendment to Tax Separation Agreement, dated April 8, 2009, by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K, filed April 10, 2009)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

August 13, 2009	By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)