Form 10-Q
period 2009-09-30
VIRTUS INVESTMENT PARTNERS, INC.
filed 2009-11-04
CIK 883237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of the registrant’s common stock was 5,824,388 as of November 2, 2009.

VIRTUS INVESTMENT PARTNERS, INC.

INDEX

		Page
Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008	2
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Controls and Procedures	22

Part II.	OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 5.	Other Information	23
Item 6.	Exhibits	23
	Signatures	24
Ex – 3.1	Certificate of Amendment of the Certificate of Designations of Series A Non-Voting Convertible Preferred Stock and Series B Voting Convertible Preferred Stock
Ex – 4.1	Note in favor of The Bank of New York Mellon as Lender, dated as September 1, 2009
Ex – 4.2	Note in favor of PNC Bank, National Association as Lender, dated as September 1, 2009
Ex – 10.1	Credit Agreement among Virtus Investment Partners, Inc. as Borrower, the lenders party thereto and The Bank of New York Mellon as Administrative Agent, Issuing Bank and Lead Arranger, dated as of September 1, 2009
Ex – 10.2	Guarantee Agreement among Virtus Investment Partners, Inc., each of the subsidiary guarantors thereto and The Bank of New York Mellon as Administrative Agent, dated as of September 1, 2009
Ex – 10.3	Security Agreement among Virtus Investment Partners, Inc., each of the other grantors thereto and The Bank of New York Mellon as Administrative Agent, dated as of September 1, 2009
Ex – 10.4	Form of Indemnification Agreement
Ex – 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Ex – 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Ex – 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Virtus Investment Partners, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2009	December 31, 2008
($ in thousands, except share data)
Assets
Current Assets
Cash and cash equivalents	$23,702	$51,056
Trading securities, at fair value	6,915	5,198
Available-for-sale securities, at fair value	1,764	1,216
Accounts receivable	18,388	18,087
Prepaid expenses and other assets	3,639	9,290

Total current assets	54,408	84,847
Furniture, equipment, and leasehold improvements, net	8,316	5,895
Intangible assets, net	56,202	60,985
Goodwill	4,795	4,795
Long-term investments and other assets	4,424	2,487

Total assets	$128,145	$159,009

Liabilities and Stockholders’ Equity
Current Liabilities
Accrued compensation and benefits	$10,362	$22,867
Accounts payable	4,197	5,642
Income taxes payable	681	626
Other accrued liabilities	3,979	14,076
Broker-dealer payable	4,268	4,461
Current portion of long-term debt	—	4,000

Total current liabilities	23,487	51,672
Deferred taxes, net	8,527	8,527
Long-term debt	15,000	16,000
Lease obligations and other long-term liabilities	6,699	1,178

Total liabilities	53,713	77,377

Commitments and Contingencies (Note 7)

Series B Redeemable Convertible Preferred Stock (stated at liquidation value, including $900 in accrued but unpaid dividends), $.01 par value, 45,000 shares authorized, issued and outstanding at September 30, 2009	45,900	45,000

Stockholders’ Equity
Common stock, $.01 par value, 1,000,000,000 shares authorized, 5,824,388 and 5,772,076 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	58	58
Additional paid-in capital	903,187	903,825
Accumulated deficit	(874,575)	(866,661)
Accumulated other comprehensive loss	(138)	(590)

Total stockholders’ equity	28,532	36,632

Total liabilities and stockholders’ equity	$128,145	$159,009

See Notes to Condensed Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
($ in thousands, except per share data)
Revenues
Investment management fees	$20,599	$32,261	$56,577	$102,211
Distribution and service fees	5,992	7,873	16,912	24,345
Administration and transfer agent fees	3,290	4,317	9,139	15,072
Other income and fees	514	355	1,199	1,759

Total revenues	30,395	44,806	83,827	143,387

Operating Expenses
Employment expenses	14,083	19,488	41,596	63,460
Distribution and administration expenses	7,510	10,659	21,797	33,586
Other operating expenses	6,538	10,515	20,348	34,123
Restructuring and severance	450	2,639	1,080	3,306
Goodwill and intangible asset impairment	—	421,746	—	432,198
Depreciation and other amortization	686	200	1,429	549
Amortization of intangible assets	1,750	7,375	5,492	22,413

Total operating expenses	31,017	472,622	91,742	589,635

Operating Loss	(622)	(427,816)	(7,915)	(446,248)

Other Income (Expense)
Realized and unrealized gain (loss) on trading securities	1,249	(862)	1,656	(2,350)
Other income (expense)	(21)	(25)	(16)	580

Total other income (expense), net	1,228	(887)	1,640	(1,770)

Interest Income (Expense)
Interest expense	(373)	(629)	(1,465)	(2,037)
Interest income	68	146	285	675

Total interest expense, net	(305)	(483)	(1,180)	(1,362)

Income (Loss) Before Income Taxes	301	(429,186)	(7,455)	(449,380)
Income tax expense (benefit)	189	(91,917)	459	(99,503)

Net Income (Loss)	112	(337,269)	(7,914)	(349,877)

Preferred Stockholder Dividends	(900)	—	(2,860)	—

Net Loss Attributable to Common Stockholders	$(788)	$(337,269)	$(10,774)	$(349,877)

Weighted Average Shares Outstanding (in thousands)	5,824	5,772	5,808	5,772

Loss per Share—Basic and Diluted	$(0.14)	$(58.43)	$(1.86)	$(60.62)

See Notes to Condensed Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
($ in thousands)
Cash Flows from Operating Activities:
Net loss	$(7,914)	$(349,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	5,492	22,413
Goodwill and intangible assets impairments	—	432,198
Amortization of deferred commissions	1,873	1,052
Depreciation and other amortization	1,429	549
Stock-based compensation	2,485	1,851
Realized and unrealized (gains) losses on trading securities	(1,656)	2,350
Sale (purchase) of trading securities, net	(61)	129
Payments of deferred commissions	(1,825)	(683)
Deferred taxes	—	(95,691)
Changes in operating assets and liabilities:
Accounts receivable	(301)	5,880
Prepaid expenses and other assets	(708)	(883)
Accounts payable and accrued liabilities	(14,072)	(15,816)
Income taxes payable	55	(3,880)
Other liabilities	(2,526)	(2,342)

Net cash used in operating activities	(17,729)	(2,750)

Cash Flows from Investing Activities:
Capital expenditures	(635)	(2,370)
Purchase of investment management contracts	(1,043)	—
Purchase of available-for-sale securities	(96)	(85)

Net cash used in investing activities	(1,774)	(2,455)

Cash Flows from Financing Activities:
Payment of preferred stockholder dividend	(1,960)	—
Repayment of long-term debt	(20,000)	(9,000)
Proceeds from long-term debt	15,000	—
Payment of deferred financing costs	(891)	—

Net cash used in financing activities	(7,851)	(9,000)

Net decrease in cash and cash equivalents	(27,354)	(14,205)
Cash and cash equivalents, beginning of period	51,056	36,815

Cash and Cash Equivalents, end of period	$23,702	$22,610

Supplemental Cash Flow Information:
Interest paid	$1,144	$6,825
Income taxes paid, net	$404	$29

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

On February 7, 2008, PNX announced the spin-off of the Company, excluding the net assets and business of the Company’s subsidiary, Goodwin Capital Advisers, Inc. (“Goodwin”). On October 31, 2008, after the sale of convertible preferred stock to Harris Bankcorp, Virtus became an indirect, majority-owned subsidiary of PNX. On December 12, 2008, the PNX board of directors formally approved the spin-off and declared a dividend payable to each PNX stockholder of record at the close of business on December 22, 2008 for the distribution of one share of Virtus common stock for every 20 shares of PNX common stock. The distribution of 100% of Virtus common stock to PNX stockholders was made on December 31, 2008. Following the spin-off, PNX has no ownership interest in the Company and Harris Bankcorp owns 100% of the Company’s outstanding shares of Series B Convertible Preferred Stock.

The Company, through its affiliates, provides investment management and related services to individual and institutional clients throughout the United States of America. Retail investment management services (including administrative services) are provided to individuals through products consisting of open-end mutual funds, closed-end funds and separately managed accounts. Separately managed accounts are offered to high net-worth individuals and include intermediary programs that are sponsored and distributed by non-affiliated broker-dealers, and individual direct managed account investment services that are sold and administered by the Company. Institutional investment management services are provided primarily to corporations, multi-employer retirement funds, foundations and endowments.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for fair statement have been included. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The condensed consolidated financial statements include the Company’s accounts and all wholly-owned affiliates. All significant intercompany transactions and balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission. The Company has evaluated all events and transactions that occurred subsequent to September 30, 2009 through November 4, 2009, the date of issuance of the condensed consolidated financial statements.

3.	Summary of Significant Accounting Policies

A complete description of the Company’s significant accounting policies, which have been consistently applied, is detailed in its 2008 Annual Report on Form 10-K. A summary of significant accounting policies with updated activity subsequent to the filing of the 2008 Annual Report on Form 10-K is as follows:

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, Financial Instruments, requires disclosure of the estimated fair values of financial instruments on a quarterly basis. Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments. The estimated fair value of long-term debt at September 30, 2009, which has a variable interest rate, approximates its carrying value. Marketable securities are reflected in the financial statements at fair value based upon publicly quoted market prices.

Furniture, Equipment and Leasehold Improvements

Furniture, equipment and leasehold improvements are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 10 years for furniture and office equipment, and 3 to 5 years for computer equipment and software. Leasehold improvements are depreciated over the estimated lives of the related leases. Major renewals or betterments are capitalized and recurring repairs and maintenance are expensed as incurred. Leasehold improvements that are funded upfront by a lessor and are constructed for the benefit of the Company are recorded at cost and depreciated on a straight-line basis over the minimum term of the lease and a corresponding lease incentive liability in the same amount is also recorded and amortized over the same period. During the three and nine month periods ended September 30, 2009, $3.2 million of leasehold improvements funded by lessors were capitalized and included in furniture, equipment and leasehold improvements with a corresponding liability recorded in other long-term liabilities for lease incentive liabilities.

Income Taxes

As of September 30, 2009, the Company has approximately $115.3 million of gross deferred tax assets, consisting primarily of tax basis in intangible assets in excess of book basis. In accordance with ASC 740, Income Taxes, the Company has recorded a valuation allowance of $108.6 million as of September 30, 2009 as, in management’s judgment, it is more likely than not that this portion of the deferred tax assets will not be realized. In September 2009, PNX filed their 2008 consolidated federal income tax return, which included Virtus as a majority-owned subsidiary. Pursuant to the tax separation agreement between the Company and PNX on December 31, 2008, as amended on April 8, 2009, PNX made the elections and waivers in its tax return necessary to preserve the Company’s tax basis in intangible assets reported in Note 8 of the Company’s 2008 Annual Report on Form 10-K.

Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
($ in thousands)
Net income (loss)	$112	$(337,269)	$(7,914)	$(349,877)
Net unrealized gains (losses) on available-for-sale securities	166	(110)	452	(123)

Total comprehensive income (loss)	$278	$(337,379)	$(7,462)	$(350,000)

Recent Accounting Pronouncements

In June 2009, the FASB approved the FASB ASC, or Codification. Codification creates a single source of authoritative nongovernmental generally accepted accounting principles in the United States of America. The Company adopted Codification for the quarter ending September 30, 2009. Codification did not have an impact on the Company’s financial position or results of operations.

In April 2009, the FASB amended ASC 820, Fair Value Measurements and Disclosures, related to fair value measurements, other-than-temporary impairments and interim disclosures of fair value. The Company adopted this guidance for the quarter ended June 30, 2009, resulting in additional disclosure regarding the fair value of financial instruments on a quarterly basis. The adoption did not have a significant impact on our financial position or results of operations of the Company.

In May 2009, the FASB amended ASC 855, Subsequent Events. ASC 855, as amended, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard also includes new required disclosure of the date through which an entity has evaluated subsequent events. The Company adopted this guidance for the quarter ended June 30, 2009, resulting in additional disclosure surrounding the period used to evaluate subsequent events. The adoption did not have a significant impact on our financial position or results of operations of the Company.

In June 2009, the FASB amended ASC 860, Transfers and Servicing. ASC 860, as amended, provides significant changes in the manner in which entities account for securitizations and special-purpose entities. The amendments are effective for transfers of financial assets occurring on or after January 1, 2010 and for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. The Company is still evaluating the effects of the amendments on the Company’s financial position or results of operations, if any.

4.	Goodwill and Identifiable Intangible Assets

The carrying value of goodwill at September 30, 2009 and December 31, 2008 was $4.8 million. Intangible assets at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008
($ in thousands)
Definite-lived intangible assets:
Investment contracts	$268,293	$287,596
Accumulated amortization	(241,581)	(256,101)

Definite-lived intangible assets, net	26,712	31,495
Indefinite-lived intangible assets	29,490	29,490

Total intangible assets, net	$56,202	$60,985

Activity in intangible assets for the nine months ended September 30, 2009 and 2008 was as follows:

	Nine months ended September 30,
	2009	2008
($ in thousands)
Intangible assets
Purchases	$709	$848
Amortization	(5,492)	(22,413)
Impairment		(100,492)

Change in intangible assets	(4,783)	(122,057)
Balance, beginning of period	60,985	208,176

Balance, end of period	$56,202	$86,119

Definite-lived intangible asset amortization for the next five fiscal years is estimated as follows: remainder of 2009—$1.6 million, 2010—$4.5 million, 2011—$3.7 million, 2012—$3.6 million, 2013—$3.6 million and thereafter—$9.7 million.

5.	Marketable Securities

The Company’s marketable securities consist of both trading (including securities held by a broker-dealer affiliate) and available-for-sale securities. The composition of the Company’s marketable securities at September 30, 2009 and December 31, 2008 was as follows:

September 30, 2009

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Equity securities, affiliate equity strategy	$524	$—	$134	$658
Affiliated mutual funds	7,257	(1,874)	874	6,257

Total trading securities	7,781	(1,874)	1,008	6,915

Available-for-sale:
Affiliated closed-end funds	1,831	(73)	6	1,764

Total marketable securities	$9,612	$(1,947)	$1,014	$8,679

December 31, 2008

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Equity securities, affiliate equity strategy	$523	$—	$20	$543
Affiliated mutual funds	9,156	(4,501)	—	4,655

Total trading securities	9,679	(4,501)	20	5,198

Available-for-sale:
Affiliated closed-end funds	1,736	(520)	—	1,216

Total marketable securities	$11,415	$(5,021)	$20	$6,414

At September 30, 2009, two available-for-sale investments with total unrealized losses of $0.1 million have been in an unrealized loss position for greater than one year. Management believes the unrealized losses on the investments are primarily the result of the significant declines in the equity markets that occurred since the second half of 2008 and not underlying issues with the investments held that might indicate the unrealized losses are not recoverable. The Company has the ability and intent to hold these investments. As a result, management does not believe any of the available-for-sale investments are other-than-temporarily impaired at September 30, 2009.

At September 30, 2009 and December 31, 2008, all of the Company’s financial instruments that are measured at fair value, which consist solely of mutual funds and marketable securities, utilize a Level 1 valuation technique which, as defined in ASC 820, Fair Value Measurements and Disclosures, is quoted prices in active markets for identical assets or liabilities.

6.	Long-term Debt

On September 1, 2009, the Company entered into a credit agreement (the “Credit Facility”) that provides a senior secured revolving credit facility for the Company with a two-year term, maturing in September 2011. The Credit Facility provides borrowing capacity of up to $30.0 million in the first year of the facility and up to $18.0 million thereafter, with a $2.0 million sub-limit for the issuance of standby letters of credit. Borrowings under the Credit Facility may not at any time exceed a minimum asset coverage ratio of 1.75, which represents the sum of the Company’s cash, marketable securities and investment management fee receivables, excluding certain specified assets, to total outstanding indebtedness (including outstanding letters of credit). The Credit Facility is secured by substantially all of the assets of the Company. At September 30, 2009, $15.0 million was outstanding under the Credit Facility.

Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at the Company’s option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate (as defined in the Credit Facility agreement), plus an applicable margin that ranges from 1.75% to 3.50%. At September 30, 2009, the interest rate in effect for the Credit Facility was 3.50%. Under the terms of the Credit Facility the Company is also required to pay certain fees, including an annual commitment fee of 0.50% on undrawn amounts and a letter of credit participation fee at an annual rate equal to the applicable margin as well as any applicable fronting fees, each of which is payable quarterly in arrears.

The Credit Facility contains customary restrictive covenants, including covenants that restrict (subject in certain instances to minimum thresholds or exceptions) the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create liens, merge or make acquisitions, dispose of assets, enter into leases, sale/leasebacks or acquisitions of capital stock, and make distributions, dividends, loans, guarantees, investments or capital expenditures, among other things. In addition, the Credit Facility contains certain financial covenants, the most restrictive of which include: (i) minimum required consolidated net worth as of any fiscal quarter end (total stockholders’ equity plus the liquidation preference of outstanding convertible preferred shares) to be at least $55 million plus adjustments for future net income and equity issuances, if any, (ii) minimum consolidated assets under management of $15.0 billion (excluding money market funds) as of each quarter end, (iii) a minimum interest coverage ratio (generally, adjusted EBITDA to interest expense as defined in and for the period specified in the Credit Facility agreement) of at least 2.75:1 as of any fiscal quarter end through December 31, 2009 and 3.00:1 as of any fiscal quarter end on and after March 31, 2010, and (iv) a leverage ratio (generally, total indebtedness as of any date to adjusted EBITDA as defined in and for the period specified in the Credit Facility agreement) of no greater than 3.50:1 through March 30, 2010 and 2.75:1 thereafter. For purposes of the Credit Facility, adjusted EBITDA generally means, for any period, net income of the Company before interest expense, income taxes, depreciation and amortization expense, and excluding non-cash stock-based compensation, unrealized mark-to-market gains and losses, certain severance, and certain non-cash non-recurring gains and losses as described in and specified under the Credit Facility agreement. At September 30, 2009, the Company was in compliance with all covenants.

The Credit Facility agreement also contains customary provisions regarding events of default which could result in an acceleration of amounts due under the facility, including failure to pay principal or interest when due, failure to satisfy or comply with covenants, change of control, certain judgments, invalidation of liens, and cross-default to other debt obligations.

In connection with the Company’s entry into the Credit Facility, on September 1, 2009 the Company repaid the previously outstanding $18.0 million note payable principal in full along with unpaid and accrued interest using $15.0 million of proceeds from the Credit Facility and $3.0 million of cash on hand.

7.	Commitments and Contingencies

Legal Matters

The Company is regularly involved in disputes, pending claims, arbitrations and litigation as well as examinations and investigations by various regulatory bodies, including the SEC, involving our compliance with, among other things, securities laws, laws governing the activities of broker-dealers and other laws and regulations affecting our products. Legal and regulatory matters of this nature may involve activities as an employer, issuer of securities, investor, investment advisor, broker-dealer or taxpayer. The Company believes that the outcomes of its legal or regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on its consolidated financial condition. However, in the event of unexpected future developments and given the inherent unpredictability of these legal and regulatory matters, there can be no assurance that our assessment of any claim, dispute, regulatory examination or investigation or other legal matter will reflect the ultimate outcome and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.

8.	Restructuring and Severance

The Company has undertaken restructuring, severance and other exit activities over the past several years which are described in more detail in Note 12 of its 2008 Annual Report on Form 10-K. Restructuring and severance activity for the nine months ended September 30, 2009 and 2008 was as follows:

	Nine months ended September 30,
	2009	2008
($ in thousands)
Beginning liability balance	$2,010	$3,875
Costs incurred:
Employee staff reductions	1,080	2,458
Lease abandonment and other	—	848
Costs paid	(1,700)	(4,442)

Ending liability balance	$1,390	2,739

9.	Harris Bankcorp Related Party Transactions

Effective as of December 31, 2008, Harris Bankcorp owns 100% of the Company’s outstanding shares of Series B Convertible Preferred Stock. The Company acquired the rights to advise, distribute and administer the Insight Funds from Harris Investment Management, Inc., a subsidiary of Harris Bankcorp, in May 2006. Sub-advisory fees, which are netted against investment management fees in the consolidated statement of operations, and distribution and administration fee expenses paid or payable to Harris Bankcorp related to the Insight Funds for the three and nine months ended September 30, 2009 were as follows:

	Three months ended September 30, 2009	Nine months ended September 30, 2009
($ in thousands)
Sub-advisory investment management fees	$1,466	$4,287
Distribution and administration expenses	788	2,631

Total fees and expenses related to Harris Bankcorp	$2,254	$6,918

In addition, for the first four years after becoming the advisor of the Harris Insight mutual funds, the Company has agreed to pay to Harris Bankcorp 50.0% of the net profit earned by the Company on the money market mutual funds acquired from Harris Bankcorp. These payments are accrued throughout the year and paid annually. During the nine month period ended September 30, 2009, the Company paid $1.0 million to Harris Bankcorp pursuant to this agreement.

At September 30, 2009 and December 31, 2008, $1.5 million and $2.1 million, respectively, was payable to Harris Bankcorp and its affiliates related to sub-advisory investment management fees, distribution fees and money market earn-out obligations in accordance with the above agreement.

10.	Stock-based Compensation

The Company has an Omnibus Incentive and Equity Plan (the “Plan”) under which officers, employees, directors and consultants may be granted equity-based awards, including restricted stock units (“RSUs”), stock options and unrestricted shares of common stock. At September 30, 2009, 1,800,000 shares of common stock were authorized for issuance under the Plan, of which 917,085 remain available for issuance. Each RSU entitles the holder to one share of Virtus common stock when the restriction expires. RSUs generally have a term of three years and are either time-vested or performance-contingent. Stock options generally vest over three years and have a contractual life of ten years. Stock options are granted with an exercise price equal to the fair market value of the shares at the date of grant. Prior to the spin-off, there were no Virtus RSUs or stock options outstanding. Upon the spin-off, all outstanding PNX stock options and RSUs held by Virtus employees were converted to Virtus stock options and RSUs in a manner intended to preserve the relative value of such awards. In total, 114,153 RSU’s and 180,923 options were issued upon conversion.

A summary of stock-based compensation expense recognized for the three and nine months September 30, 2009 and 2008 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008(1)	2009	2008(1)
Stock-based compensation expense	$950	$511	$2,485	$1,851

(1)	Stock-based compensation in 2008 was related to RSUs and stock options indexed to PNX common stock prior to the spin-off. See Note 16 of the Company’s 2008 Annual Report on Form 10-K for further details.

A summary of RSU activity for the nine months ended September 30, 2009 is as follows:

Number of Shares
Outstanding at December 31, 2008(1)	114,153
Granted	339,915
Forfeited	(14,469)
Settled	(22,075)

Outstanding at September 30, 2009	417,524

(1)	Represents Virtus RSUs that were converted on the date of spin-off from prior PNX plans.

During the nine months ended September 30, 2009, the Company granted 339,915 RSUs with an aggregate intrinsic value at the date of grant of $3.2 million. At September 30, 2009, outstanding RSUs have a weighted average remaining contractual life of 2.3 years.

A summary of stock option activity for the nine months ended September 30, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008(1)	180,923	$36.45
Granted	226,609	9.40
Forfeited	(2,181)	32.85

Outstanding at September 30, 2009	405,351	$21.35

(1)	Represents Virtus stock options that were converted on the date of spin-off from prior PNX plans.

During the nine month period ended September 30, 2009, the Company granted 226,609 options with a weighted average fair value of $5.65. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2009
Expected dividend yield	0.0%
Expected volatility	62.0%
Risk-free interest rate	2.3%
Expected life(1)	6.5 years

(1)	The 6.5 year expected life was determined using the “simplified method” allowed under generally accepted accounting principles.

A summary of stock options outstanding at September 30, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contractual Life	Weighted Average Option Price	Number of Shares	Weighted Average Option Price
$9.40	226,609	9.6	$9.40	—	$—
$24.23 – $29.81	22,034	4.6	27.83	22,034	27.83
$30.36 – $34.00	63,027	8.0	31.20	27,691	31.01
$37.99 – $44.59	93,681	4.7	42.11	85,456	42.42

	405,351	7.9	$21.35	135,181	$37.70

At September 30, 2009, outstanding stock options had an intrinsic value of $1.4 million.

During the nine months ended September 30, 2009, 37,965 shares of common stock were granted as part of our directors’ annual retainer under the Plan to those non-employee members of the Company’s board of directors who receive compensation for his or her Board services. The Company recognized $0.5 million in stock-based compensation expense for the nine months ended September 30, 2009 in connection with these grants.

11.	Earnings Per Share

During the three and nine months ended September 30, 2009, the Company had weighted average common shares outstanding of 5,824,388 and 5,808,452, respectively. Immediately following the spin-off from PNX, the Company had 5,772,076 common shares outstanding. This number of shares is being used to calculate basic and diluted earnings per share for periods prior to the spin-off on December 31, 2008. The same number is being used to calculate basic earnings per share and diluted earnings per share for affected periods because there were no common shares of the Company traded prior to December 31, 2008 and no Virtus stock options or restricted shares were outstanding prior to the spin-off.

The following sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands, except share data)	2009	2008	2009	2008
Net loss attributable to common stockholders	$(788)	$(337,269)	$(10,774)	$(349,877)
Weighted average shares outstanding—basic and diluted	5,824	5,772	5,808	5,772
Loss per share—basic and diluted	$(0.14)	$(58.43)	$(1.86)	$(60.62)

For the three and nine months ended September 30, 2009 and 2008, stock options, RSUs and Series B Convertible Preferred Stock were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

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

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report, as well as the following risks and uncertainties: (a) the effects of recent adverse market and economic developments on all aspects of our business; (b) the poor performance of the securities markets; (c) any poor relative investment performance of some of our asset management strategies and the resulting outflows in our assets under management; (d) any lack of availability of additional financing, as may be needed, on satisfactory terms or at all; (e) any inadequate performance of third-party relationships; (f) the withdrawal of assets from under our management; (g) the impact of our separation from our former parent; (h) our ability to attract and retain key personnel in a competitive environment; (i) the ability of independent trustees of our mutual funds and closed-end funds, intermediary program sponsors, managed account clients and institutional asset management clients to terminate their relationships with us; (j) the possibility that our goodwill or intangible assets could become further impaired, requiring a charge to earnings; (k) the strong competition we face in our business from mutual fund companies, banks and asset management firms, most of which are larger than we are; (l) potential adverse regulatory and legal developments; (m) the difficulty of detecting misconduct by our employees, sub-advisors and distribution partners; (n) changes in accounting standards; (o) the ability to satisfy the financial covenants under our senior secured revolving Credit Facility or other future credit facilities; and (p) certain other risks and uncertainties described in our 2008 Annual Report on Form 10-K or in any of our filings with the Securities and Exchange Commission (“SEC”).

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

Overview

Separation from The Phoenix Companies, Inc.

On February 7, 2008, PNX announced the spin-off of the Company, excluding the net assets and business of the Company’s Goodwin subsidiary. On October 31, 2008, after the sale of convertible preferred stock to Harris Bankcorp, Virtus became an indirect, majority-owned subsidiary of PNX. On December 12, 2008, the PNX board of directors formally approved the spin-off and declared a dividend payable to each PNX stockholder of record at the close of business on December 22, 2008 for the distribution of one share of Virtus common stock for every 20 shares of PNX common stock. The distribution of 100% of Virtus common stock to PNX stockholders was made on December 31, 2008. Following the spin-off, PNX has no ownership interest in the Company and Harris Bankcorp owns 100% of the Company’s outstanding shares of Series B Convertible Preferred Stock.

As a new standalone public company after the spin-off, we have completed the rebranding of our company as “Virtus,” relocated our corporate offices to a new facility, hired employees and service providers necessary to replace those services that had historically been provided by PNX and obtained standalone insurance, legal, audit and other services. We believe the spin-off provided the opportunity to more efficiently operate our business and deploy resources based on the best long-term interests of our core asset management business.

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

Market Developments

Financial markets have experienced unprecedented credit and liquidity issues over the past two years, resulting in significant volatility and declines in the equity and fixed income markets during this period. Markets have rebounded in the second and third quarter of 2009, however, they continue to be at levels substantially lower than experienced prior to the deterioration of economic conditions. Credit markets have suffered significantly, with many lenders and institutional investors reducing, and in some cases, ceasing to provide funding to borrowers, including other financial institutions. Additionally, concerns over increasing unemployment, fluctuating inflation and energy costs have contributed to diminished expectations for the economy and the financial markets going forward. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated a deep and prolonged economic slowdown over the past twelve months. As a result, there has been a severe impact on the global financial markets and economies.

This economic environment has had a direct impact on the actions of both retail and institutional investors. The declines in the equity and fixed income markets have reduced the value of our assets under management which has resulted in lower fee revenues. The continuing turmoil in the equity and debt markets impacts investor confidence and investors favoring significantly lower investment risk. The adverse conditions of the markets and the economic environment, which could continue throughout 2009 and beyond, have and will continue to have a negative impact on our assets under management and our revenues. In addition, because of the significant decline in our assets under management commencing in the third quarter of 2008, our assets under management at September 30, 2009 are significantly below our average assets under management for the preceding twelve months. As a result of the declines in our assets under management, it is likely that we will experience a material decrease in revenue in the remainder of 2009, as we did in the first three quarters of 2009, compared to the corresponding prior year periods absent significant improvement in the global economy and capital markets.

The decrease in our assets under management is driven in great part by the performance of the equity markets. While markets experienced significant gains in the third quarter of 2009, with the S&P 500 Index up approximately up 15% and 17% for the three and nine months ended September 30, 2009, the markets have and will likely continue to experience volatility. The S&P 500 Index at September 30, 2009 is down approximately 9% from September 30, 2008 and, during this twelve month period, was at one time down as much as 42% on March 9, 2009. We expect market volatility to continue in the short term. As markets continue to experience volatility, we may experience decreased investment inflows and increased redemptions of certain products as a result of the volatile market conditions.

Assets Under Management

Our total assets under management as of September 30, 2009 were $24.6 billion, a decrease of $2.4 billion from the $27.0 billion of assets under management at September 30, 2008 (which excludes $14.2 billion of fixed income assets managed by Goodwin as of September 30, 2008 which, as a result of the spin-off, are no longer managed by us after December 31, 2008). Our assets under management as of September 30, 2009 increased $2.0 billion from December 31, 2008 (which excludes $14.0 billion of Goodwin-managed fixed income assets at that date). The discussion and analysis of our assets under management excludes the Goodwin-managed assets unless expressly noted otherwise.

Assets Under Management by Product

The following table presents our assets under management by product:

	As of September 30,
	2009	2008
($ in billions)
Retail assets
Mutual fund assets
Money market funds	$4.1	$4.4
Long-term open-end funds	8.2	8.9
Closed-end funds	4.1	4.4

Total mutual fund assets	16.4	17.7

Separately managed accounts
Intermediary sponsored programs	1.6	2.0
Private client accounts	1.8	1.8

Total managed account assets	3.4	3.8

Total retail assets	19.8	21.5

Institutional assets
Institutional accounts	3.9	4.4
Structured finance products	0.9	1.1

Total institutional assets	4.8	5.5

Total (1)	$24.6	$27.0

(1) Excludes Goodwin-managed assets as of September 30, 2008 as follows:

Institutional assets		$1.5
Structured finance products		0.2
PNX general account assets		12.5

Total Goodwin-managed assets		$14.2

The following table summarizes our asset flows by product for the periods indicated. For the three and nine months ended September 30, 2008, $14.2 billion of assets managed by Goodwin prior to the spin-off are excluded from the table below.

	Three Months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
($ in billions)
Retail Products
Mutual Funds – Long-term
Beginning balance	$11.0	$14.8	$10.7	$16.1
Sales	0.8	0.7	1.9	2.0
Redemptions	(0.6)	(0.8)	(1.7)	(2.4)

Net flows	0.2	(0.1)	0.2	(0.4)
Market appreciation (depreciation)	1.1	(1.3)	1.4	(2.3)
Acquisitions (dispositions) / Other	—	(0.1)	—	(0.1)

Change in assets under management	1.3	(1.5)	1.6	(2.8)

Ending balance	$12.3	$13.3	$12.3	$13.3

Mutual Funds – Money Market
Beginning balance	$4.0	$6.5	$4.7	$6.2
Change in cash management products	0.1	(2.1)	(0.6)	(1.8)

Ending balance	$4.1	$4.4	$4.1	$4.4

Separately Managed Accounts
Beginning balance	$3.0	$4.3	$3.1	$5.4
Sales	0.3	0.2	0.8	0.7
Redemptions	(0.2)	(0.3)	(0.9)	(1.4)

Net flows	0.1	(0.1)	(0.1)	(0.7)
Market appreciation (depreciation)	0.3	(0.1)	0.4	(0.6)
Acquisitions (dispositions) / Other	—	(0.3)	—	(0.3)

Change in assets under management	0.4	(0.5)	0.3	(1.6)

Ending balance	$3.4	$3.8	$3.4	$3.8

Institutional Products
Institutional Accounts
Beginning balance	$3.6	$4.8	$3.4	$9.3
Sales	0.1	0.1	0.2	0.4
Redemptions	(0.1)	(0.4)	(0.4)	(5.2)

Net flows	—	(0.3)	(0.2)	(4.8)
Market appreciation (depreciation)	0.3	(0.1)	0.3	(0.1)
Change in cash management products	—	—	0.1	—
Acquisitions (dispositions) / Other	—	—	0.3	—

Change in assets under management	0.3	(0.4)	0.5	(4.9)

Ending balance (1)	$3.9	$4.4	$3.9	$4.4

Structured Finance Products
Beginning balance	$0.8	$1.2	$0.7	$3.3
Redemptions	—	—	—	(1.2)

Net flows	—	—	—	(1.2)
Market appreciation (depreciation)	0.1	(0.1)	0.2	(1.0)

Change in assets under management	0.1	(0.1)	0.2	(2.2)

Ending balance (2)	$0.9	$1.1	$0.9	$1.1

Total
Beginning balance	$22.4	$31.6	$22.6	$40.4
Sales	1.2	1.0	2.8	3.1
Redemptions	(0.9)	(1.6)	(3.0)	(10.2)

Net flows	0.3	(0.6)	(0.2)	(7.1)
Market appreciation (depreciation)	1.8	(1.5)	2.4	(4.2)
Change in cash management products	0.1	(2.2)	(0.4)	(1.8)
Acquisitions (dispositions) / Other	—	(0.3)	0.2	(0.3)

Change in assets under management	2.2	(4.6)	2.0	(13.4)

Ending balance (3)	$24.6	$27.0	$24.6	$27.0

(1)	Excludes $1.5 billion of assets managed by Goodwin as of September 30, 2008 (including Goodwin managed assets, $5.9 billion).
(2)	Excludes $0.2 billion of assets managed by Goodwin as of September 30, 2008 (including Goodwin managed assets, $1.3 billion).
(3)	Excludes $14.2 billion of assets managed by Goodwin as of September 30, 2008, including $12.5 billion of PNX general account assets (including Goodwin managed assets, $41.2 billion).

Assets Under Management by Investment Category

The following table summarizes our assets under management by investment category (excluding Goodwin assets in 2008 that are no longer managed by the Company after the spin-off):

	As of September 30,
	2009	2008
($ in billions)
Investment Categories
Equity assets	$11.0	$12.6
Fixed income assets	9.5	10.0
Money market assets	4.1	4.4

Total	$24.6	$27.0

At September 30, 2009, we managed $24.6 billion in total assets representing a decrease of $2.4 billion from the $27.0 billion managed at September 30, 2008 and an increase of $2.0 billion from the $22.6 billion managed at December 31, 2008. The increase in assets under management for the three and nine months ended September 30, 2009 was due primarily to market appreciation of $1.8 billion and $2.4 billion, respectively. The market appreciation experienced for all product types for the three and nine months ended September 30, 2009 was due to positive performance of the securities markets in the second and third quarter of 2009.

Net flows for the three and nine months ended September 30, 2009 were $0.3 billion and $(0.2) billion, respectively. Our sales increased $0.2 billion for the three months ended September 30, 2009 compared to the same period of the prior year as investors continued to return to the securities markets which have been rebounding from the March 2009 lows. For the nine months ended September 30, 2009, sales decreased $0.3 billion as compared to the same period in the prior year, primarily resulting from lower sales in the first quarter of 2009 when investors were hesitant to invest due to unstable market conditions at that time. For the three and nine months ended September 30, 2009, redemptions decreased $0.7 billion and $7.2 billion, respectively, compared to the same periods in the prior year. In the first quarter of 2008, institutional products experienced $4.1 billion of outflows of which $3.7 billion related to a terminated relationship with one institutional client. The remaining decreases in redemptions is attributable to better performance in the securities markets in the second and third quarter of 2009 compared to the same periods in the corresponding year, resulting in higher investor confidence and less redemptions, and lower market values of assets being redeemed.

Average Fee Earning Assets Under Management and Average Basis Points

The following table summarizes average fee earning assets under management and average management fee basis points (“BPs”) (excluding Goodwin assets in 2008 that are no longer managed by the Company after the spin-off):

	Three Months Ended September 30,
	Average Fees Earned - Expressed in BPs		Average Fee Earning Assets ($ in billions)
	2009	2008	2009	2008
Products
Money market mutual funds (1)	5	6	$4.1	$6.0
Long-term mutual funds (1)	44	48	11.9	14.7
Separately managed accounts	50	46	3.1	4.3
Institutional products	26	32	4.6	5.9

Total	35	37	$23.7	$30.9

	Nine months Ended September 30,
	Average Fees Earned - Expressed in BPs		Average Fee Earning Assets ($ in billions)
	2009	2008	2009	2008
Products
Money market mutual funds (1)	5	5	$4.3	$5.9
Long-term mutual funds (1)	43	48	11.0	15.2
Separately managed accounts	48	46	2.9	4.8
Institutional products	27	26	4.4	8.8

Total	33	35	$22.6	$34.7

(1)	Average fees earned for money market and long-term mutual funds are net of non-affiliated sub-advisory fees.

The average fee earning assets under management and average fees earned expressed in BPs presented in the table above are intended to provide information in the analysis of our asset based revenue and distribution expenses. Money market and long-term mutual fund fees are calculated based on either average daily net assets or average weekly net assets. Separately managed accounts and institutional fees are generally calculated based on the end of the preceding quarter’s asset values. Structured finance product fees, which are included in institutional products, are calculated based on a combination of the underlying cash flows and the principal value of the product.

Our product mix changed slightly towards lower fee earning assets for the three and nine months ended September 30, 2009 compared to the corresponding periods in the prior year as assets under management from equity products, which have higher fees, decreased in proportion to our overall portfolio. The decrease in long-term mutual funds average fees earned from 48 BPs for the three and nine months ended September 30, 2008 compared to 44 BPs and 43 BPs for the three and nine months ended September 30, 2009, respectively, is due primarily to Goodwin becoming an external sub-advisor as a result of the spin-off.

Results of Operations

Summary Financial Data

	Three Months Ended September 30,		Increase/ (Decrease) 2009 vs. 2008	Nine months Ended September 30,		Increase/ (Decrease) 2009 vs. 2008
	2009	2008 (1)		2009	2008 (1)
($ in millions)
Results of Operations
Investment management fees	$20.6	$32.3	$(11.7)	$56.6	$102.2	$(45.6)
Other revenue	9.8	12.5	(2.7)	27.2	41.2	(14.0)

Total revenues	30.4	44.8	(14.4)	83.8	143.4	(59.6)

Operating expenses	29.2	43.5	(14.3)	86.2	135.0	(48.8)
Goodwill and intangible asset impairment	—	421.7	(421.7)	—	432.2	(432.2)
Intangible asset amortization	1.8	7.4	(5.6)	5.5	22.4	(16.9)

Total expenses	31.0	472.6	(441.6)	91.7	589.6	(497.9)

Operating loss	(0.6)	(427.8)	(427.2)	(7.9)	(446.2)	(438.3)
Other income (expense), net	1.2	(0.9)	(2.1)	1.7	(1.8)	(3.5)
Interest expense, net	(0.3)	(0.5)	(0.2)	(1.2)	(1.4)	(0.2)

Income (loss) before income taxes	0.3	(429.2)	(429.5)	(7.4)	(449.4)	(442.0)
Income tax expense (benefit)	0.2	(91.9)	92.1	0.5	(99.5)	100.0

Net income (loss)	0.1	(337.3)	(337.4)	(7.9)	(349.9)	(342.0)
Preferred stockholder dividends	(0.9)	—	0.9	(2.9)	—	2.9

Net loss attributable to common stockholders	$(0.8)	$(337.3)	$(336.5)	$(10.8)	$(349.9)	$(339.1)

(1)	Includes Goodwin operating results which, as a result of the spin-off on December 31, 2008 are no longer managed by the Company after December 31, 2008.

Revenues

The decrease in revenues for the three and nine months ended September 30, 2009 as compared to the corresponding periods in 2008 was primarily a result of a decrease in assets under management. Assets under management decreased primarily due to an overall decline in the securities markets in the second half of 2008 and the first quarter of 2009. Goodwin, which did not remain a part of the Company after the spin-off, generated $5.6 million and $17.4 million of revenues for the three and nine months ended September 30, 2008, respectively. Revenues by source, including those revenues earned by Goodwin, in the three and nine months ended September 30, 2008, were as follows:

	Three Months Ended September 30,		Increase/ (Decrease) 2009 vs. 2008	Nine months Ended September 30,		Increase/ (Decrease) 2009 vs. 2008
	2009	2008		2009	2008
($ in millions)
Investment management fees
Mutual funds	$13.8	$18.7	$(4.9)	$37.1	$56.8	$(19.7)
Separately managed accounts	3.8	5.1	(1.3)	10.7	16.7	(6.0)
Institutional accounts	2.6	4.5	(1.9)	7.6	15.3	(7.7)
Structured finance products	0.4	1.0	(0.6)	1.2	4.2	(3.0)

Third-party management fees	20.6	29.3	(8.7)	56.6	93.0	(36.4)
PNX general account	—	3.0	(3.0)	—	9.2	(9.2)

Total investment management fees	20.6	32.3	(11.7)	56.6	102.2	(45.6)
Distribution and service fees	6.0	8.0	(2.0)	16.9	24.3	(7.4)
Administration and transfer agent fees	3.3	4.2	(0.9)	9.1	15.1	(6.0)
Other income and fees	0.5	0.3	0.2	1.2	1.8	(0.6)

Total revenues	$30.4	$44.8	$(14.4)	$83.8	$143.4	$(59.6)

Investment Management Fees

Net investment management fees decreased $11.7 million and $45.6 million for the three and nine months ended September 30, 2009, respectively, due primarily to a $7.2 billion or 23% and $12.1 billion or 35% decrease in average assets under management as compared to the same periods in 2008. Also contributing to the decline in investment management fees was the distribution of Goodwin to PNX in connection with the spin-off, which generated revenues of $5.6 million and $17.4 million for the three and nine months ended September 30, 2008, respectively. Assets under management decreased compared to the prior period primarily as a result of declines in the securities markets in the second half of 2008 and first quarter of 2009, causing a decrease in the market value of assets under management and higher redemption rates, resulting in lower investment management fees.

Distribution and Service Fees

Distribution and service fees, which are asset-based fees earned from open-end mutual funds for distribution services we perform on their behalf, declined by $2.0 million and $7.4 million for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008 due to lower assets under management. The decrease in fees was substantially offset by a corresponding decrease in trail commissions, which are a component of distribution expenses.

Administration and Transfer Agent Fees

Administration and transfer agent fees represent fees earned from our mutual funds for fund administration and transfer agent services. Fund administration fees decreased $0.7 million and $3.0 million for the three and nine months ended September 30, 2009, respectively, as compared to the prior year periods due to a decline in average assets under management upon which these fees are based. Transfer agent fees decreased $0.2 million and $2.5 million for the three and nine months ended September 30, 2009, respectively, as compared the same periods in the prior year due to a change in the contract with the service provider that also reduced our cost to provide these services. On July 1, 2008, we outsourced certain of the transfer agent functions. Transfer agent revenues are reported net of sub-transfer agent expenses. The additional sub-transfer agent fees reflected as a reduction of revenue are more than offset by the compensation expense savings realized which are reflected in employment expenses.

Operating Expenses

Operating expenses by category were as follows:

	Three Months Ended September 30,		Increase/ (Decrease) 2009 vs. 2008	Nine months Ended September 30,		Increase/ (Decrease) 2009 vs. 2008
	2009	2008		2009	2008
($ in millions)
Operating expenses
Employment expenses	$14.1	$19.5	$(5.4)	$41.6	$63.4	$(21.8)
Distribution and administrative expenses	7.5	10.7	(3.2)	21.8	33.6	(11.8)
Other operating expenses	7.1	10.7	(3.6)	21.7	34.7	(13.0)
Restructuring and severance	0.5	2.6	(2.1)	1.1	3.3	(2.2)
Intangible asset impairments	—	421.7	(421.7)	—	432.2	(432.2)
Intangible asset amortization	1.8	7.4	(5.6)	5.5	22.4	(16.9)

Total operating expenses	$31.0	$472.6	$(441.6)	$91.7	$589.6	$(497.9)

Employment Expenses

Employment expenses decreased $5.4 million and $21.8 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in the prior year. The exclusion of Goodwin after the spin-off accounted for $2.6 million and $7.8 million of the decrease for the three and nine months ended September 30, 2009, respectively. The remaining decrease is due primarily to reductions in variable compensation of $1.3 million and $7.8 million for the three and nine months ended September 30, 2009, respectively. Also contributing to the decrease were reductions in salaries, benefits, and payroll taxes mainly as a result of lower staffing levels for the three and nine months ended September 30, 2009. Decreased staffing levels and employment expenses are primarily due to a reduction in staff of approximately 21% from September 30, 2008 to September 30, 2009 in connection with our continued efforts to streamline operations and the exclusion of Goodwin after the spin-off.

Distribution and Administrative Expenses

Distribution and administrative expenses decreased $3.2 million and $11.8 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in the prior year due primarily to a $1.8 million and $7.0 million decrease in asset-based trail commissions paid to our distribution partners. Trail commissions are fees we pay to broker-dealers for providing sales, marketing and distribution services to investors of our mutual funds. Fees paid to our fund administration third party service provider, which are asset-based, decreased by $0.4 million and $1.6 million for the three and nine months ended September 30, 2009, respectively, consistent with declines in assets under management.

Other Operating Expenses

Other operating expenses decreased $3.6 million and $13.0 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in the prior year. Other operating expenses attributable to Goodwin, which is no longer a part of the Company effective as of the spin-off on December 31, 2008, for the three and nine months ended September 30, 2008 were $0.8 million and $2.5 million, respectively. These expenses were not incurred in the first nine months of 2009 as Goodwin was no longer a part of the Company effective as of the spin-off on December 31, 2008. In the three and nine months ended September 30, 2008, certain services, totaling $2.0 million and $6.9 million, respectively, were provided to us by our former parent. We have eliminated or replaced the services that had been provided by our former parent, at a lower cost, by hiring additional staff to perform the same services or contracting with external providers. The savings have been partially offset by new expenses related to our being an independent publicly-traded company. Rent decreased by $1.8 million and $3.4 million for the three and nine months ended September 30, 2009, respectively, as we vacated and/or moved office space at three of our locations in the second half of 2008.

Restructuring and Severance

For the three and nine months ended September 30, 2009, we incurred $0.5 million and $1.1 million, respectively, of severance and restructuring costs resulting from staff reductions at our corporate office and at certain affiliates as we continued cost reduction efforts. For the three and nine months ended September 30, 2008, respectively, we incurred $2.6 million and $3.3 million of severance and restructuring costs resulting from staff reductions at our corporate office and at certain affiliates.

Goodwill and Intangible Asset Impairments

For the nine months ended September 30, 2008, we recorded two non-cash pre-tax intangible asset impairment charges of $10.5 million and $421.7 million, respectively. The first charge related to specific investment contracts which had seen a significant decline in assets, including the termination of one account. The second charge resulted from the determination that a triggering event had occurred as a result of the changes in the market environment, specifically the equity market declines, a marked decrease in credit market liquidity and unprecedented government intervention in the financial markets. An impairment analysis was performed and resulted in $331.7 million in goodwill and $90.0 million in intangible asset impairments. The primary drivers of the impairment were the reduction in assets under management, due to markets being at multi-year lows, and valuation multiples for asset managers also being at multi-year lows.

There were no goodwill or intangible asset impairments for the three and nine months ended September 30, 2009.

Intangible Asset Amortization

Amortization expense decreased $5.6 million and $16.9 million for the three and nine months ended September 30, 2009, respectively, as a result of the lower remaining carrying value of our intangible assets after the impairment charges incurred in 2008.

Other Income and Expenses

Other Income (Expense)

Other income increased $2.1 million and $3.5 million for the three and nine months ended September 30, 2009, respectively, due primarily to increases in the market value of trading securities during the second and third quarter of 2009.

Interest Expense, net

Interest expense, net is attributable primarily to our long-term debt and is reported net of interest and dividend income earned on cash equivalents and investments. Interest expense, net deceased $0.2 million for the three and nine months ended September 30, 2009 as compared to the corresponding prior year periods. The decrease in interest expense is due primarily to a lower average outstanding debt balance in 2009, the impact of which was partially offset by a higher interest rate on the Company’s note payable in 2009 prior to repayment on September 1, 2009. The effective interest rate of the new Credit Facility entered into in September 1, 2009, inclusive of the amortization of deferred financing costs, was 6.90% for the period from September 1, 2009 through September 30, 2009.

Income Tax Expense (Benefit)

Our income tax expense was $0.2 million and $0.5 million for the three and nine months ended September 30, 2009, respectively, compared to a benefit of $91.9 million and $99.5 million for the same periods in 2008. Although the Company generated a pre-tax loss for the three and nine months ended September 30, 2009, tax expenses were recorded in certain states. We have a valuation allowance of $108.6 million (an increase of $2.8 million in the first nine months of 2009) on our deferred tax assets as, in our judgment, it is more likely than not that this amount of our deferred tax assets will not be realized.

Preferred Stockholder Dividends

At September 30, 2009, $0.9 million of dividends were accrued for the Series B Convertible Preferred Stock for the three months ended September 30, 2009. At the discretion of the Company, the dividends may be paid in cash or through issuance of additional shares of Series B Convertible Preferred Stock, subject to limitations on dividends under the Company’s Credit Facility and, with respect to payment of any accrued dividend in additional shares, approval by our Board of Directors and authorization of the issuance of additional preferred shares by the holders of Series B Convertible Preferred Stock. For the three and nine month periods ended September 30, 2009, $1.8 million and $2.0 million, respectively, of dividends have been declared and paid to holders of Series B Convertible Preferred Stock.

Liquidity and Capital Resources

Certain Financial Data

The following table summarizes certain key financial data relating to our liquidity and capital resources:

	September 30, 2009	December 31, 2008
($ in millions)
Balance Sheet Data
Cash and cash equivalents	$23.7	$51.1
Marketable securities	8.7	6.4
Current portion of note payable	—	4.0
Long-term note payable	15.0	16.0
Convertible preferred stock	45.9	45.0

Working capital (1)	$30.9	$33.2

	Nine months Ended September 30,
	2009	2008
($ in millions)
Cash Flow Data
Provided by (used in)
Operating activities	$(17.7)	$(2.8)
Investing activities	(1.8)	(2.5)
Financing activities	(7.9)	(9.0)

(1)	Working capital is defined as current assets less current liabilities.

At September 30, 2009, our working capital was $30.9 million. We believe that our available cash, marketable securities and cash expected to be generated from operations will be sufficient to fund our expected normal cash operating requirements and other capital requirements in the short-term, which we consider to be the next twelve months. Our ability to meet our future cash needs, including repayment of our Credit Facility, interest payments on our Credit Facility, payment of preferred stock dividends and other operating requirements, will depend upon our future operating performance, assets under management, the mix of our assets under management, general economic conditions and the performance of the global capital markets, some of which are beyond our control. Although the Company generated positive cash flow from operations for the three months ended September 30, 2009, additional matters may impact our liquidity, such as any further deterioration in the global economy and capital markets and unexpected cash, debt or operating requirements.

Long-Term Debt

On September 1, 2009, the Company entered into the Credit Facility that provides a senior secured revolving credit facility for the Company with a two-year term, maturing in September 2011. The Credit Facility provides borrowing capacity of up to $30.0 million in the first year of the facility and up to $18.0 million thereafter, with a $2.0 million sub-limit for the issuance of standby letters of credit. Borrowings under the Credit Facility may not at any time exceed a minimum asset coverage ratio of 1.75, which represents the sum of the Company’s cash, marketable securities and investment management fee receivables, excluding certain specified assets, to total outstanding indebtedness (including outstanding letters of credit). The Credit Facility is secured by substantially all of the assets of the Company. At September 30, 2009, $15.0 million was outstanding under the Credit Facility.

Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at the Company’s option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate (as defined in the Credit Facility agreement), plus an applicable margin that ranges from 1.75% to 3.50%. At September 30, 2009, the interest rate in effect for the Credit Facility was 3.50%. Under the terms of the Credit Facility the Company is also required to pay certain fees, including an annual commitment fee of 0.50% on undrawn amounts and a letter of credit participation fee at an annual rate equal to the applicable margin as well as any applicable fronting fees, each of which is payable quarterly in arrears.

The Credit Facility contains customary restrictive covenants, including covenants that restrict (subject in certain instances to minimum thresholds or exceptions) the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create liens, merge or make acquisitions, dispose of assets, enter into leases, sale/leasebacks or acquisitions of capital stock, and make distributions, dividends, loans, guarantees, investments or capital expenditures, among other things. In addition, the Credit Facility contains certain financial covenants, the most restrictive of which include: (i) minimum required consolidated net worth as of any fiscal quarter end (total stockholders’ equity plus the liquidation preference of outstanding convertible preferred shares) to be at least $55 million plus adjustments for future net income and equity issuances, if any, (ii) minimum consolidated assets under management of $15.0 billion (excluding money market funds) as of each quarter end, (iii) a minimum interest coverage ratio (generally, adjusted EBITDA to interest expense as defined in and for the period specified in the Credit Facility agreement) of at least 2.75:1 as of any fiscal quarter end through December 31, 2009 and 3.00:1 as of any fiscal quarter end on and after March 31, 2010, and (iv) a leverage ratio (generally, total indebtedness as of any date to adjusted EBITDA as defined in and for the period specified in the Credit Facility agreement) of no greater than 3.50:1 through March 30, 2010 and 2.75:1 thereafter. For purposes of the Credit Facility, adjusted EBITDA generally means, for any period, net income of the Company before interest expense, income taxes, depreciation and amortization expense, and excluding non-cash stock-based compensation, unrealized mark-to-market gains and losses, certain severance, and certain non-cash non-recurring gains and losses as described in and specified under the Credit Facility agreement. At September 30, 2009, the Company was in compliance with all covenants.

The Credit Facility agreement also contains customary provisions regarding events of default which could result in an acceleration of amounts due under the facility, including failure to pay principal or interest when due, failure to satisfy or comply with covenants, change of control, certain judgments, invalidation of liens, and cross-default to other debt obligations.

In connection with the Company’s entry into the Credit Facility, on September 1, 2009 the Company repaid the previously outstanding $18.0 million note payable principal in full along with unpaid and accrued interest using $15.0 million of proceeds from the Credit Facility and $3.0 million of cash on hand.

Capital Requirements

Our near-term and long-term capital requirements include principal and interest on our long-term debt. Incentive compensation, generally the Company’s largest annual operating cash payment, are paid in the first quarter of the year. Short term capital requirements may also include $0.9 million of quarterly dividends on our $45.0 million outstanding shares of Series B Convertible Preferred stock. The dividend can be paid in cash or, at the election of the Board of Directors (and subject to authorization of the issuance of additional preferred shares by the holders of Series B Convertible Preferred Stock), in additional convertible preferred shares. The dividend is cumulative and will continue to accumulate whether or not declared and paid. Additional long-term capital requirements could include seed money for new products, infrastructure improvements and, possibly, strategic acquisitions. During the three months ended September 30, 2009, the Company paid $1.8 million of preferred stock dividends related to the quarters ended March 31, 2009 and June 30, 2009. Dividends of $0.9 million for the three month period ended September 30, 2009, if declared as a cash dividend by the board of directors, would be paid in December 2009 in accordance with the terms of the Series B Convertible Preferred Stock Certificate of Designations.

The financial markets have been experiencing a period of significant volatility over the past twelve months, which has impacted investment outflows and the value of our assets under management and resulted in lower fee revenues. Since September 30, 2008, our assets under management have decreased $2.4 billion, excluding any decrease related to Goodwin assets managed prior to the spin-off. Markets could decline further and there could be significant additional volatility. Should assets under management decline for any reason, revenues, net income and cash flow would continue to be negatively impacted compared to the prior year periods. Reductions in related variable expenses, primarily incentive compensation and distribution costs, would marginally compensate for this loss of revenue but the Company would experience a material reduction in income from operations compared to the prior year periods.

Capital and Reserve Requirements

We currently have a subsidiary that is a broker-dealer registered with the SEC and is therefore subject to certain rules regarding minimum net capital, as defined by those rules. The subsidiary is required to maintain a ratio of “aggregate indebtedness” to “net capital,” as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us including additional reporting requirements, tighter ratios and business interruption. At September 30, 2009 and 2008, the ratio of aggregate indebtedness to net capital of the broker-dealer was below the maximum allowed and our net capital was significantly in excess of that required.

Balance Sheet

Cash and cash equivalents consist of cash in banks and highly liquid affiliated money market mutual fund investments. Cash and cash equivalents typically increase in the second, third and fourth quarters of the year as we accrue for, but do not pay, variable incentive compensation. Historically, annual incentives are paid in the first quarter of the year. Marketable securities consist primarily of highly liquid investments in our affiliated mutual funds. We provide capital for funds and strategies in their early stages of development. The increase in furniture, equipment and leasehold improvements and other long-term liabilities as of September 30, 2009 as compared to December 31, 2008 is due to gross presentation of leasehold improvements totaling $3.2 million on two of our locations that were funded by lessors with no cash impact to the Company. See accounting policy description in Note 3 of this Quarterly Report to our condensed consolidated financial statements for further details. Current portion of note payable represents payments on the note due within twelve months of the date of the financial statements. Our long-term debt decreased by $5.0 million in the nine months ended September 30, 2009 as we made our scheduled quarterly note payable repayments of $2.0 million and prepaid $3.0 million in conjunction with the retirement of our previously outstanding note payable on September 1, 2009.

Operating Cash Flow

Net cash flow used in operating activities generally represents net income or loss plus non-cash charges for amortization, deferred taxes, equity-based compensation and depreciation, as well as net changes in our working capital. Net cash used in operating activities of $17.7 million for the nine months ended September 30, 2009 increased by $15.0 million from the same period in the prior year due primarily to the decrease in our revenues, resulting in less cash being generated by operating activities. Although our operating expenses have also declined with revenue, certain of our overhead and other costs are not variable in the short-term and take a longer period of time to reduce relative to the decrease in revenues, resulting in less cash flow being generated.

Investing Cash Flow

Net cash used in investing activities consists primarily of capital expenditures related to our business operations, purchases of available-for-sale securities and the purchase of investment management contracts. The $1.0 million of cash used to purchase investment management contracts was due to the 2006 agreement where the Company acquired the rights to advise, distribute and administer the Insight Funds, which requires the Company to pay 50% of the net profit earned by the Company on the Insight Funds to Harris Bankcorp for a period of four years after the agreement date. The $0.6 million of capital expenditures for the nine months ended September 30, 2009 was primarily for the purchase of equipment and other capital items related to the relocation of our corporate office as a result of the spin-off and the relocation of one of our affiliate offices.

Financing Cash Flow

Net cash used in financing activities consists of principal payments on our long-term debt, proceeds from our Credit Facility that was closed on September 1, 2009, deferred financing costs paid in conjunction with entering into the Credit Facility and payment of dividends on our Series B Convertible Preferred Stock.

Series B Redeemable Convertible Preferred Stock

In the fourth quarter of 2008, the Company and PNX entered into an agreement with Harris Bankcorp, pursuant to which Harris Bankcorp acquired $45.0 million of convertible preferred stock of the Company representing a 23% equity position in the Company on a fully-diluted basis. The Company received $35.0 million of proceeds from this transaction in the form of a capital contribution.

As of September 30, 2009, 45,000 shares of our Series B Convertible Preferred Stock, $1,000 stated value per share, were outstanding. When and if declared by the Company’s board of directors, the holders of the Company’s Series B Convertible Preferred Stock are entitled to receive quarterly dividends per share, payable in arrears, equal to 8.0% per annum of the stated value then in effect, before any dividends are declared or paid on any equity securities of the Company that rank junior to the Series B Convertible Preferred Stock. At the discretion of the Company, such dividends may be paid in cash or in additional shares of the Series B Convertible Preferred Stock and, with respect to payment of any accrued dividend in additional shares, approval by our Board of Directors and authorization of the issuance of additional preferred shares by the holders of Series B Convertible Preferred Stock. Dividends payable on the Series B Convertible Preferred Stock are cumulative and accumulate daily, whether or not declared and whether or not there are profits legally available for their payment. Under the terms of our Credit Facility, payment of dividends on the Series B Convertible Preferred Stock may not exceed 75% of free cash flow (as defined in the Credit Facility agreement) for any quarter and are also restricted from being declared and paid if a default or event of default exists. When declaring the quarterly dividends, considerations of the Board of Directors include whether funds are lawfully available for payment of the dividend, the Company’s liquidity position and capital requirements, limitations imposed by any outstanding debt arrangements, the capital market environment and operating results and outlook. For the nine month period ended September 30, 2009, $2.0 million of preferred stockholder dividends have been declared and paid to holders of Series B Convertible Preferred Stock and $0.9 million has been accrued as of September 30, 2009.

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

	Three Months Ended September 30,		Nine months Ended September 30,
($ in millions)	2009	2008	2009	2008
Cash flow from operations	$5.0	$5.6	$(17.7)	$(2.8)
Interest expense	0.4	0.6	1.5	2.0
Current tax expense (benefit)	0.2	(91.9)	0.5	(99.5)
Changes in assets and liabilities and other adjustments (1)	(2.5)	86.5	16.6	108.1

EBITDA (2)	$3.1	$0.8	$0.9	$7.8

(1)	Adjustments necessary to reconcile net loss to cash flow from operating activities.
(2)	EBITDA is a non-GAAP liquidity measure defined as net income before interest expense, income taxes, depreciation and amortization. Our operating results (and the above EBITDA amounts) for the three and nine months ended September 30, 2009 and 2008, include expenses (income) of $(0.3) million and $1.4 million (three month period) and $0.8 million and $4.2 million (nine month period), respectively, related to non-cash share-based compensation expenses, unrealized mark-to-market adjustments and realized gains and losses on trading securities.

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

•

It does not include amortization expense. Although amortization expenses represent non-cash charges that do not directly affect the current cash position of the Company, the expenses represent a loss in value of previously acquired investment contracts which provide the Company with the ability to generate revenue. The decrease in value may be indicative of future needs for the development or acquisition of investment contracts or relevant trends causing asset value changes. Therefore, any measure that excludes amortization has material limitations.

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

Contractual Obligations

Our contractual obligations are summarized in our Annual Report on Form 10-K for the year ended December 31, 2008. As of September 30, 2009, there have been no material changes outside of the ordinary course in our contractual obligations since December 31, 2008, except for the repayment of our note payable and new Credit Facility previously discussed. For additional information, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Long-term Debt.”

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

Intangible Assets and Goodwill

Definite-lived intangible assets are comprised of acquired investment contracts. Indefinite-lived intangible assets are comprised of acquired investment contracts with affiliated closed-end registered investment companies. Indefinite-lived intangible assets are tested for impairment annually. Definite-lived and indefinite-lived intangible assets are evaluated for impairment on an ongoing basis whenever events or circumstances indicate that the carrying value of the intangible asset may not be fully recoverable. The Company determines if impairment has occurred by comparing estimates of future undiscounted cash flows to the carrying value of assets. Assets are considered impaired, and an impairment is recorded, if the carrying value exceeds the expected future undiscounted cash flows. We last tested definite-lived and indefinite-lived intangible assets for impairment during the fourth quarter of 2008 and, during the nine months ended September 30, 2009, no events or circumstances occurred that indicated the carrying value of definite-lived and indefinite-lived intangible assets might be impaired and therefore no impairment tests were performed during the nine months ended September 30, 2009.

Goodwill represents the excess of the purchase price of acquisitions and mergers over the identified net assets and liabilities acquired. In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not being amortized. A single reporting unit has been identified for the purpose of assessing potential future impairments of goodwill. An impairment analysis of goodwill is performed annually or more frequently, if warranted by events or circumstances affecting the Company’s business. We last evaluated goodwill for impairment during the fourth quarter of 2008. During the nine months ended September 30, 2009, no events or circumstances occurred that indicated the carrying value of goodwill might be impaired.

Revenue Recognition

We rely on data provided to us by the mutual funds and the custodians in the pricing of assets under management, which are not reflected within our consolidated financial statements. The boards of our mutual funds have formal, approved pricing policies and procedures for their investment management companies to follow. Pursuant to these policies and procedures, the boards of the mutual funds have formed valuation committees that are responsible for setting valuation procedures. The valuations of the mutual fund assets under management vary by security type. Equity securities are generally valued at the official closing price on the exchange on which the securities are primarily traded or, if no closing price is available, at the last bid price. Debt securities are generally valued on the basis of broker quotations or valuations provided by market data reporting services which utilize information with respect to recent sales, market transactions in comparable securities, quotations from dealers and various relationships between securities. Certain foreign common stocks may be independently valued if closing prices are not readily available or are deemed not reflective of readily available market prices. Short-term investments, including money-market holdings, are recorded at amortized cost, which approximates market. In light of the current illiquidity and credit crisis in the short term commercial paper market, in 2008, we implemented additional review procedures and began to shadow price our money market funds on a daily basis to ensure that they were within acceptable tolerances.

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

The sources of fair values of the assets under management of our mutual funds were as follows:

	As of September 30,
	2009		2008
($ in billions)	AUM	%	AUM	%
Cash and cash equivalents	$0.6	4%	$1.0	6%
Independent pricing service; unadjusted market quotes	7.1	43%	6.4	36%
Amortized cost	3.9	24%	4.3	24%
Independent prices; observable market inputs	4.8	29%	6.1	34%

	$16.4	100%	$17.8	100%

The sources of fair values of the assets under management (including those assets managed by Goodwin as of September 30, 2008) of our separately managed accounts and institutional accounts were as follows:

	As of September 30,
	2009		2008
($ in billions)	AUM	%	AUM	%
Cash and cash equivalents	$0.2	2%	$0.2	1%
Independent pricing service; unadjusted market quotes	4.2	57%	5.9	26%
Amortized cost	—	—%	0.2	1%
Independent prices; observable market inputs	3.0	41%	15.9	72%

	$7.4	100%	$22.2	100%

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

As of September 30, 2009, the Company has approximately $115.3 million of deferred tax assets before valuation allowance, consisting primarily of tax basis in intangible assets in excess of book basis. In September 2009, our former parent company filed its 2008 consolidated federal income tax return, which included Virtus as a majority-owned subsidiary.

The tax separation agreement (the “Agreement”) between Virtus and PNX as of December 31, 2008, as amended on April 8, 2009, required PNX to make certain elections and waivers. The Agreement provided for a waiver of tax basis by PNX in an amount that was necessary to preserve (i) the deferred tax assets of $112.5 million reported in Note 8 of the Company’s 2008 Annual Report on Form 10-K, which under generally accepted accounting principles, represents temporary differences and is recorded in the financial statements and (ii) tax basis in stock of subsidiary entities which, under generally accepted accounting principles, is not recorded in the financial statements.

In its federal income tax filing, PNX provided a waiver of tax basis sufficient to preserve the portion of Company’s tax basis in intangible assets. The waiver and elections made by PNX and included in their tax return were contemplated and reflected in the Company’s deferred tax assets as reported in Note 8 of the Company’s 2008 Annual Report on Form 10-K and, as a result, based on our review to date, no material impact is anticipated on the Company’s previously reported deferred tax assets. As of September 30, 2009, the Company has recorded a valuation allowance against its deferred tax assets of $108.6 million as, in management’s judgment, it is more likely than not that this portion of the deferred tax assets will not be realized.

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

Uncertain tax positions taken by the Company are accounted for under ASC 740, Income Taxes, which may require certain benefits taken on a tax return to not be recognized in the financial statements when there is the potential for certain tax positions to be successfully challenged by the taxing authorities.

Loss Contingencies

The likelihood that a loss contingency exists is evaluated using the criteria of ASC 450, Contingencies, and is recorded if the likelihood of a loss is considered both probable and reasonably estimable at the date of the financial statements.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 3 of this Quarterly Report to our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our exposure to market risk is directly related to our role as investment advisor for various accounts that we manage and the funds for which we act as advisor. Most of our revenue for the three and nine months ended September 30, 2009 and 2008 was derived from investment management, distribution and fund administration fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

We are also subject to market risk due to a decline in the market value of our investments, consisting primarily of marketable securities. At September 30, 2009, the fair value of marketable securities was $8.7 million. Assuming a 10% increase or decrease in the fair value of marketable securities at September 30, 2009, our net loss would change by $0.7 million and our total comprehensive loss would change by $0.9 million for the three and nine months ended September 30, 2009.

Interest Rate Risk

In connection with the Company’s entry into the Credit Facility, on September 1, 2009, the Company repaid the previously outstanding note payable, which had a fixed interest rate of 9.00%. At September 30, 2009, the Company has $15.0 million outstanding under the Credit Facility that has a variable interest rate. Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at the Company’s option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate, plus in each case an applicable margin that ranges from 1.75% to 3.50%. At September 30, 2009, the interest rate in effect for the Revolving Credit Facility was 3.50%.

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

The Company is regularly involved in disputes, pending claims, arbitrations and litigation as well as examinations and investigations by various regulatory bodies, including the SEC, involving our compliance with, among other things, securities laws, laws governing the activities of broker-dealers and other laws and regulations affecting our products. Legal and regulatory matters of this nature may involve activities as an employer, issuer of securities, investor, investment advisor, broker-dealer or taxpayer. The Company believes that the outcomes of its legal or regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on its consolidated financial condition. However, in the event of unexpected future developments and given the inherent unpredictability of these legal and regulatory matters, there can be no assurance that our assessment of any claim, dispute, regulatory examination or investigation or other legal matter will reflect the ultimate outcome and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.

Item 1A.	Risk Factors

The Company has had no significant changes to its risk factors from those previously reported in our 2008 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the period covered by this Quarterly Report. There have been no purchases of common stock by the Company or its affiliates during the period covered by this Quarterly Report. Shares of the Company’s common stock purchased by participants in the Company’s Employee Stock Purchase Plan were delivered to participant accounts via open market purchases at fair value by the third-party administrator under the plan. The Company does not reserve shares for this plan or discount the purchase price of the shares.

Item 5.	Other Information

As a newly public company and as permitted by the Company’s Certificate of Incorporation and Bylaws, on November 2, 2009, each member of the Company’s Board of Directors, including George R. Aylward, the President, Chief Executive Officer and director of the Company, (each an “indemnitee”) entered into an Indemnification Agreement with the Company. The form of Indemnification Agreement was approved by the Board and, among other things, provides that the Company, to the fullest extent permitted by Delaware law, will indemnify the indemnitee against amounts and related expenses (including legal and other professional fees, excise taxes, fines or settlement amounts) that may be incurred by such person in connection with any claims or other proceedings that may result from such person’s service as a director or officer of the Company or in such other capacities as the Company may request. The indemnification provided by under the agreements will only be provided if the indemnitee acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action, suit or proceeding, had no reasonable cause to believe that his or her conduct was unlawful. In addition, each Indemnification Agreement provides for the advancement of expenses to the indemnitee subject to the conditions stated therein.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to Exhibit 10.4 to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Certificate of Amendment of the Certificate of Designations of Series A Non-Voting Convertible Preferred Stock and Series B Voting Convertible Preferred Stock (incorporated by reference to Exhibit 1.1 of the Registrant’s Quarterly Report on Form 10-Q, filed August 13, 2009)

4.1	Note in favor of The Bank of New York Mellon as Lender, dated as September 1, 2009 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed September 4, 2009)

4.2	Note in favor of PNC Bank, National Association as Lender, dated as September 1, 2009 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed September 4, 2009)

10.1	Credit Agreement among Virtus Investment Partners, Inc. as Borrower, the lenders party thereto and The Bank of New York Mellon as Administrative Agent, Issuing Bank and Lead Arranger, dated as of September 1, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed September 4, 2009)

10.2	Guarantee Agreement among Virtus Investment Partners, Inc., each of the subsidiary guarantors thereto and The Bank of New York Mellon as Administrative Agent, dated as of September 1, 2009 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed September 4, 2009)

10.3	Security Agreement among Virtus Investment Partners, Inc., each of the other grantors thereto and The Bank of New York Mellon as Administrative Agent, dated as of September 1, 2009 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed September 4, 2009)

10.4	Form of Indemnification Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

November 4, 2009	By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)