Form 10-K
period 2009-12-31
VIRTUS INVESTMENT PARTNERS, INC.
filed 2010-03-08
CIK 883237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold (based on the closing price share as quoted on the NASDAQ Global Market) as of the last business day of the registrant’s most recently completed second fiscal quarter was $84,800,434. For purposes of this calculation, shares of common stock held or controlled by executive officers and directors of the registrant have been treated as shares held by affiliates.

There were 5,843,318 shares of the registrant’s common stock outstanding on March 4, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement which will be filed with the SEC in connection with the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Virtus Investment Partners, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2009

Item 1.	Business.

Organization

Virtus Investment Partners, Inc. (the “Company,” “we,” “us,” “our” or “Virtus”) operates primarily through its subsidiaries known as Virtus Investment Partners which commenced operations on November 1, 1995 through a reverse merger with Duff & Phelps Corporation. From 1995 to 2001, we were a majority-owned indirect subsidiary of The Phoenix Companies, Inc. (“PNX”). On January 11, 2001, a subsidiary of PNX acquired the outstanding shares of the Company not already owned and the Company became an indirect wholly-owned subsidiary of PNX. On October 31, 2008, after the sale of convertible preferred stock to Harris Bankcorp, Inc. (“Harris Bankcorp”), a subsidiary of the Bank of Montreal, we became an indirect, majority-owned subsidiary of PNX. On December 31, 2008, PNX distributed 100% of Virtus common stock to PNX stockholders in a spin-off transaction, excluding the net assets and business of the Company’s subsidiary, Goodwin Capital Advisers, Inc. (“Goodwin”), which had historically been a wholly owned subsidiary of the Company. Following the spin-off, PNX has no ownership interest in the Company and Harris Bankcorp owns 100% of the Company’s outstanding shares of Series B Convertible Preferred Stock. As a new standalone public company after the spin-off, we have completed the rebranding of our company as “Virtus,” relocated our corporate offices to a new facility, hired employees and service providers necessary to replace those services that had historically been provided by PNX and obtained standalone insurance, legal, audit and other services.

Our Business

We are a provider of investment management products and services to individuals and institutions. We operate a multi-manager investment management business, comprised of affiliated managers, each having its own distinct investment style, autonomous investment process and brand. We believe our customers value this approach, especially institutional customers who appreciate individual managers with distinctive cultures and styles.

Investors have an array of needs driven by factors such as market conditions, risk tolerance and investment goals. A key element of our business is offering a variety of investment styles and multiple disciplines to meet those needs. To that end, for our mutual funds, we supplement the investment capabilities of our affiliated managers with those of select unaffiliated sub-advisors. We do that by partnering with unaffiliated sub-advisors whose strategies we believe appeal to investors and are not typically available to retail mutual fund customers.

We provide our products in a number of forms and through multiple distribution channels. Our retail products include open-end mutual funds, closed-end funds and separately managed accounts. Our fund family of open-end funds is distributed primarily through intermediaries. Our closed-end funds trade on the New York Stock Exchange. Retail separately managed accounts are comprised of intermediary programs, sponsored and distributed by unaffiliated brokerage firms, and private client accounts, which are offerings to the high net-worth clients of our affiliated managers. We also manage institutional accounts for corporations, multi-employer retirement funds and foundations, endowments and special purpose funds. Our earnings are primarily driven by asset-based investment management fees charged on these various products. These fees are based on a percentage of assets under management and are calculated using daily or weekly average assets or assets at the end of the preceding quarter.

Our Investment Managers

Our investment management services are provided by our affiliated managers as well as by unaffiliated sub-advisors. The affiliated managers, who are registered investment advisors under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), manage our mutual funds and closed-end funds, and provide investment management services for institutional and separately managed accounts. We provide our managers with distribution and administrative support, thereby allowing each affiliated manager to focus on investment management. Our affiliated managers participate in the earnings they generate through compensation arrangements that include incentive bonus pools based primarily on their profits. For certain of our open-end mutual funds, we complement our affiliated managers skills with those of unaffiliated boutique sub-advisors who offer strategies that we believe also appeal to investors. At December 31, 2009, $10.0 billion of our assets under management were managed by unaffiliated sub-advisors. We monitor the quality of the managers’ products by assessing their performance, style, consistency and the discipline with which they apply their investment process.

Our affiliated firms and their respective assets under management, styles and products are as follows:

Affiliated Managers
	Duff & Phelps Investment Management	SCM Advisors	Kayne Anderson Rudnick Investment Management	Zweig Advisors	Other
Assets Under Management at December 31, 2009 ($ in billions)
	$6.5	$3.1	$3.9	$1.6	$0.3
Location	Chicago, IL	San Francisco, CA	Los Angeles, CA	New York, NY	Various
Investment Approach	Quality oriented, focusing on income	Value-driven fixed income; fundamental growth equity	Quality at a reasonable price	Growth at a reasonable price; high quality fixed income	Fundamental

Investment Types
Equities	•REITs •Utilities •Global Infrastructure	•Large and Small Cap Growth	•Large, Mid and Small Cap Value and Core Growth	•Tactical Asset Allocation •Large Cap Core	•Small Cap Core, Growth and Value •Mid Cap Core

Fixed Income	•Core •Municipal Bonds	•Core •Core Plus •High Yield	•CA Municipal Bonds	•Core	•Core •Municipal Bonds

Products
Open-End Funds	✓	✓	✓	✓	✓

Closed-End Funds	✓			✓

Separately Managed Accounts		✓	✓		✓

Institutional	✓	✓	✓		✓

Our Investment Products

Our assets under management are comprised of mutual fund assets (open- and closed-end), separately managed accounts (intermediary sponsored and private client) and institutional accounts (traditional institutional mandates and structured products).

Assets Under Management By Product as of December 31, 2009

($ in billions)

Retail Products				Institutional Products
Mutual fund assets:		Separately managed accounts:		Institutional assets:
Open-end funds	$12.8	Intermediary sponsored	$1.6	Institutional accounts	$3.9
Closed-end funds	4.3	Private client accounts	1.9	Structured products	0.9

Total mutual fund assets	$17.1	Total managed account assets	$3.5	Total institutional assets	$4.8

Total Assets Under Management					$25.4

Open-End Mutual Funds

As of December 31, 2009, we managed 46 open-end funds, across a variety of equity and fixed income styles, including money market, asset allocation and alternative investments, with total assets of $12.8 billion.

Our equity fund offerings encompass a number of market caps and investment styles, including large-, mid- and small-cap funds offered in value, core and growth styles, and including international, global, emerging market and sector-specific funds. Our fixed income fund offerings cover a broad range of fixed income asset classes, including core, multi-sector, tax-exempt and high yield. We also offer individual money market funds focused on corporate, tax-exempt and government securities.

Our family of open-end mutual funds as of December 31, 2009 is comprised of the following:

Fund Type/Name	Inception	Assets	Advisory Fee (1)		3-Year Return (2)
		($ in millions)	(%)		(%)
Alternative
Virtus Alternatives Diversifier Fund (3)	2005	$94.1	0.10		(2.69)
Virtus Global Infrastructure Fund	2004	89.1	0.65-0.55	(4)	(0.88)
Virtus International Real Estate Securities Fund	2007	29.9	1.00-0.90	(4)	n/a
Virtus Market Neutral Fund	1998	87.9	1.50-1.40	(4)	0.03
Virtus Real Estate Securities Fund	1995	883.2	0.75-0.65	(4)	(12.32)
Virtus Global Real Estate Securities Fund	2009	2.5	0.85-0.75	(4)	n/a

Asset Allocation
Virtus Balanced Fund	1975	648.8	0.55-0.45	(4)	(1.05)
Virtus Tactical Allocation Fund	1940	198.6	0.70-0.60	(4)	(0.50)
Virtus Balanced Allocation Fund	1997	60.9	0.50-0.45	(4)	(1.93)
Virtus AlphaSectorTM Allocation Fund (3)	2003	28.2	0.45-0.40	(4)	(1.36)

Equity
Virtus Capital Growth Fund	1975	282.4	0.70-0.60	(4)	(4.54)
Virtus Growth & Income Fund	1997	141.6	0.75-0.65	(4)	(5.23)
Virtus Core Equity Fund	1996	90.9	0.70-0.65	(4)	(4.93)
Virtus Disciplined Small-Cap Opportunity Fund	1996	82.9	0.75		(11.17)
Virtus Disciplined Small-Cap Value Fund	1997	125.7	0.70		(10.10)
Virtus Value Equity Fund	1996	164.2	0.70-0.65	(4)	(6.56)
Virtus Mid-Cap Growth Fund	1975	84.9	0.80-0.70	(4)	(7.16)
Virtus Mid-Cap Value Fund	1997	400.8	0.75-0.70	(4)	(6.50)
Virtus Mid-Cap Core Fund	2009	0.5	0.80-0.70	(4)	n/a
Virtus Quality Small-Cap Fund	2006	93.7	0.90-0.80	(4)	(4.30)
Virtus Small-Cap Growth Fund	1994	58.8	1.00-0.80	(4)	(10.90)
Virtus Small-Cap Sustainable Growth Fund	2006	5.6	0.90-0.80	(4)	(4.48)
Virtus Small-Cap Core Fund	1996	49.5	0.85-0.80	(4)	(3.26)
Virtus Strategic Growth Fund	1995	157.7	0.70-0.60	(4)	(5.18)
Virtus Quality Large-Cap Value Fund	2005	47.2	0.75-0.65	(4)	(8.03)
Virtus AlphaSectorTM Rotation Fund	2003	162.9	0.45-0.40	(4)	(3.40)

Fixed Income
Virtus Bond Fund	1996	220.8	0.45-0.40	(4)	5.60
Virtus CA Tax-Exempt Bond Fund	1983	57.8	0.45-0.35	(4)	2.93
Virtus High Yield Fund	1980	94.7	0.65-0.55	(4)	0.67
Virtus High Yield Income Fund	2002	44.0	0.45		1.54
Virtus Intermediate Government Bond Fund	1997	37.0	0.45		5.75
Virtus Intermediate Tax-Exempt Bond Fund	1996	81.7	0.45		4.22
Virtus Short/Intermediate Bond Fund	1996	93.8	0.55-0.45	(4)	5.08
Virtus Tax-Exempt Bond Fund	1996	90.0	0.45		4.61
Virtus Institutional Bond Fund	1983	46.3	0.45-0.40	(4)	5.09
Virtus Multi-Sector Fixed Income Fund	1989	192.3	0.55-0.45	(4)	4.29
Virtus Multi-Sector Short Term Bond Fund	1992	2,228.2	0.55-0.45	(4)	4.83
Virtus Senior Floating Rate Fund	2008	95.3	0.60-0.50	(4)	n/a

International/Global
Virtus Foreign Opportunities Fund	1990	1,196.8	0.85-0.75	(4)	(5.17)
Virtus Emerging Markets Opportunities Fund	1997	278.9	1.00-0.95	(4)	3.35
Virtus Global Opportunities Fund	1960	58.1	0.85-0.75	(4)	(10.23)
Virtus Greater European Opportunities Fund	2009	6.9	0.85-0.80	(4)	n/a
Virtus Greater Asia Ex Japan Opportunities Fund	2009	7.2	1.00-0.95	(4)	n/a

Money Market Funds
Virtus Insight Government Money Market Fund	1988	300.0	0.14-0.10	(4)	2.21
Virtus Insight Money Market Fund	1988	2,586.5	0.14-0.10	(4)	2.89
Virtus Insight Tax-Exempt Money Market Fund	1988	1,044.0	0.14-0.10	(4)	2.02

Total Open-End Funds		$12,832.8

(1)	Percentage of average daily net assets of each fund.
(2)	Annualized return reflects performance of the largest share class as measured by net assets for which performance data is available.
(3)	These funds invest in other Virtus open-end mutual funds as well as electronically traded funds (“ETFs”). The related assets of Virtus open-end funds are reflected in the balances of the respective funds.
(4)	These funds have breakpoints at which advisory fees decrease as assets in the funds increase. Percentages listed represent the range from the highest fees to the lowest fees.

Past performance does not guarantee future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost.

Closed-End Funds

We manage the assets of five closed-end funds as of December 31, 2009, each of which is traded on the New York Stock Exchange, with total assets of $4.3 billion. Closed-end funds do not continually offer to sell and redeem their shares; rather, daily liquidity is provided by the ability to trade the shares of these funds at prices that may be above or below the shares’ net asset value. Our closed-end products include utility, municipal and corporate taxable and tax-exempt bonds and tactical asset allocation strategies provided by two of our affiliated managers.

Our family of closed-end funds as of December 31, 2009, is comprised of the following:

Fund Type/Name	Assets	Advisory Fee
	($ in billions)%
Balanced
Zweig Total Return	$0.5	0.70	(1)
DNP Select Income Fund Inc.	2.8	0.60-0.50	(2)
Equity
Zweig Fund	0.3	0.85	(1)
Fixed
DTF Tax-Free Income Inc.	0.2	0.50	(3)
Duff & Phelps Utility and Corporate Bond Trust Inc.	0.5	0.50	(3)

Total Closed-End Funds	$4.3

(1)	Percentage of average daily net assets of each fund.
(2)	Percentage of average weekly net assets. The fee structure of this fund has breakpoints at which advisory fees decrease as assets in the fund increase. Percentages listed represent the range from the highest fee to the lowest fee.
(3)	Percentage of average weekly managed assets.

Separately Managed Accounts

Separately managed accounts are individually owned portfolios that are managed by an investment manager. Separately managed accounts include broker-dealer sponsored programs, whereby an intermediary assists individuals in identifying their investment objectives and hires investment managers that have been approved by the broker-dealer to fulfill those objectives; and private client accounts that are accounts of high net worth individuals who are direct clients of our affiliates. Intermediary sponsored programs and private client account assets totaled $3.5 billion at December 31, 2009.

Institutional Accounts

We offer a variety of equity, fixed income and real estate investment trust strategies to institutional clients, including corporations, multi-employer retirement funds and foundations, endowments and special purpose funds. Our institutional assets under management totaled $4.8 billion as of December 31, 2009.

Our Investment Management, Administration and Transfer Agent Fees

Our net investment management fees, administration fees and net transfer agent fees earned in each of the last three years were as follows:

	Years Ended December 31,
	2009	2008	2007
($ in millions)
Investment management fees
Open-end funds	$31.4	$47.0	$58.7
Closed-end funds	20.8	24.1	26.2
Separately managed accounts	14.8	21.1	29.5
Institutional products	12.7	23.4	33.0
Institutional – PNX General Account	—	12.0	11.6

Total investment management fees (1)	79.7	127.6	159.0
Administration fees	9.9	13.0	16.0
Transfer agent fees	2.8	5.3	7.4

Total	$92.4	$145.9	$182.4

(1)	Includes $13.7 million and $13.6 million of Goodwin investment management fees for the years ended December 31, 2008 and 2007, respectively, which are no longer earned by the Company post spin-off.

Investment Management Fees

We provide investment management services to funds and accounts pursuant to investment management agreements. With respect to open-end funds and closed-end funds, we receive fees based on each fund’s average daily or weekly net assets. Most fee schedules provide for rate declines as asset levels increase to certain thresholds. For those funds for which we have sub-advisory agreements, the sub-advisors receive a portfolio management fee based on the percentage of the aggregate amount of average daily net assets in the funds they sub-advise. For separately managed accounts and institutional accounts, fees are negotiated and are based primarily on asset size, portfolio complexity and individual client requests, and range from 0.10% to 1.00% for equity strategies and from 0.08% to 0.50% for fixed income strategies.

Each of our mutual funds has entered into an investment management agreement with a Company advisory subsidiary (each, an “Adviser”). Although specific terms of agreements vary, the basic terms are similar. Pursuant to the agreements, the Adviser provides overall management services to a fund, subject to supervision by the fund’s board of directors. The investment management agreements are approved initially by fund shareholders and must be approved annually by each fund’s board of directors, including a majority of the directors who are not “interested persons” of the Adviser. Generally, agreements may be terminated by either party upon 60 days’ written notice, and may terminate automatically in certain situations, such as a “change in control” of the Adviser. In arrangements where our funds are managed by a sub-advisor, the agreement calls for the sub-advisor to manage the day-to-day operations of the fund’s portfolio.

Each fund bears all expenses associated with its operations, including the costs associated with the issuance and redemption of securities, where applicable. The funds do not bear compensation expenses of directors or officers of the fund who are employed by the Company or its subsidiaries. In some cases, to the extent certain enumerated expenses exceed a specified percentage of a fund’s or a portfolio’s average net assets for a given year, the Adviser may reimburse the funds for such excess expenses.

We act as the collateral manager for structured finance products, such as collateralized debt obligations (“CDOs”). Fees consist of both senior management fees and subordinated management fees. Senior management fees are calculated at a contractual fee rate applied against the current par value of the total collateral being managed. Subordinated management fees, also calculated against the current par value of the total collateral being managed, are recognized only after certain portfolio criteria are met. The underlying collateral is primarily comprised of high yield, asset-backed and mortgage-backed securities and loans. The Company has no financial or operational obligations with respect to the underlying performance of the collateral. For the investment management services being provided for existing structured finance products, management expects this revenue to decline over time as CDOs experience redemptions and liquidations. Structured finance product assets under management totaled $0.9 billion at December 31, 2009.

Administration Fees

We provide fund administration services to our open-end funds and certain of the closed-end funds. As provided in arrangements with these funds, our subsidiary VP Distributors Inc. (“VPD”), subject to the oversight of the funds’ trustees or directors, is responsible for managing the business affairs of our mutual funds. Administrative services include recordkeeping, preparing and filing documents required to comply with federal and state securities laws, legal administration and compliance services, supervising the activities of the funds’ other service providers, providing assistance with fund shareholder meetings, as well as providing office space, equipment and personnel that may be necessary for managing and administering the business affairs of the funds.

Transfer Agent Fees

We provide transfer agent services to our open-end funds and certain of the closed-end funds. As provided in arrangements with these funds, VPD, subject to the oversight of the funds’ trustees or directors, is responsible for acting as transfer and dividend disbursing agent for our open-end funds. VPD is responsible for handling orders for shares of our mutual funds. Transfer agent services include receiving and processing orders for purchases, exchanges and redemptions of fund shares; conveying payments; maintaining shareholder accounts; preparing shareholder meeting lists; mailing, receiving and tabulating proxies; mailing shareholder reports and prospectuses; withholding taxes on shareholder accounts; preparing and filing required forms for dividends and distributions; preparing and mailing confirmation forms, statements of account and activity statements; and providing shareholder account information.

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

Our institutional distribution strategy combines both a coordinated and affiliate-centric model. Our product specialists, who are part of the portfolio management teams at our affiliated managers, team with sales generalists and consultant relationship personnel, representing all of our investment strategies. Through relationships with consultants, they target key market segments, including foundations and endowments, corporate, public and private pension plans.

Our Broker-Dealer Services

VPD, a broker-dealer registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), serves as principal underwriter and national wholesale distributor of our open-end mutual funds and managed accounts. Mutual fund shares are distributed by VPD under sales agreements with unaffiliated national and regional broker-dealers and financial institutions. VPD also markets advisory services of affiliated managers to sponsors of managed account programs.

Our Competition

We face significant competition from a wide variety of financial institutions, including other investment management companies, as well as from proprietary products offered by our distribution sources such as banks, broker-dealers and financial planning firms. Competition in our businesses is based on several factors including investment performance, access to distribution channels, service to advisors and their clients and fees charged. Our competitors, many of which are larger than we are, often offer similar products, use similar distribution sources, offer less expensive products, have greater access to key distribution channels and have greater resources than us.

Our Regulatory Matters

We are subject to regulation by the Securities and Exchange Commission (“SEC”), Financial Industry Regulatory Authority (“FINRA”) and other federal and state agencies and self-regulatory organizations. Each advisor, including unaffiliated sub-advisors, is registered with the SEC under the Investment Advisers Act. Each closed-end fund, open-end fund and defined portfolio is registered with the SEC under the Investment Company Act of 1940. VPD is registered with the SEC under the Exchange Act and is a member of FINRA.

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

Our officers, directors, and employees may, from time to time, own securities that are also held by one or more of our funds. Our internal policies with respect to personal investments are established pursuant to the provisions of the Investment Company Act and/or the Investment Advisers Act. Employees, officers and directors who, in the function of their responsibilities, meet the requirements of the Investment Company Act or Investment Advisers Act, or of FINRA regulations, must disclose personal securities holdings and trading activity. Those employees, officers and directors with investment discretion or access to investment decisions are subject to additional restrictions with respect to the pre-clearance of the purchase or sale of securities over which they have investment discretion or beneficial interest. Other restrictions are imposed upon access persons with respect to personal transactions in securities held, recently sold or contemplated for purchase by the Company’s open-end and closed-end funds. All access persons are required to report holdings and transactions on an annual and quarterly basis pursuant to the provisions of the Investment Company Act and Investment Advisers Act. In addition, certain transactions are restricted so as to seek to avoid the possibility of improper use of information relating to the management of client accounts.

Our Employees

As of December 31, 2009, we had approximately 278 full time equivalent employees. None of our employees is a union member. We consider our relations with our employees to be good.

Relationship with Harris Bankcorp

Pursuant to an Investment and Contribution Agreement dated as of October 30, 2008, among PNX, Phoenix Investment Management Company (“PIM”), the Company, and Harris Bankcorp (the “Investment Agreement”), PIM sold Harris Bankcorp 9,783 shares of our Series A Preferred Stock on October 31, 2008 for a nominal amount. In connection with the proposed spin-off of the Company, on December 31, 2008, Harris Bankcorp and PIM exchanged the 9,783 shares of Series A Preferred Stock for an equal number of shares of our Series B Convertible Preferred Stock (the “Series B”). PIM then sold an additional 35,217 shares of our Series B to Harris Bankcorp for $35.0 million.

As a result, Harris Bankcorp currently holds 45,000 shares of our Series B. The Series B ranks senior to our common stock and to any class or series of stock of the Company that we may issue in the future unless, subject to the approval of the Series B, the terms of such stock expressly provides otherwise, and ranks junior to our existing and future indebtedness and liabilities. The Series B is initially convertible into approximately 23% of our fully diluted common stock. As a condition of the Investment Agreement, Harris Bankcorp has the right to nominate one director to our board of directors, so long as it beneficially owns at least 10% of our common stock (including shares issuable on the conversion of our Series B). Additionally, so long as at least 66 2/3% of the Series B initially sold to Harris Bankcorp remains outstanding, the holders of a majority of the outstanding shares of Series B have the right to elect one director to our board of directors pursuant to the Series B Certification of Designations. In the event that Harris Bankcorp exercises the additional financing right described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Series B Convertible Preferred Stock,” and, as a result, beneficially owned in excess of 33% of our outstanding common stock (including shares issuable on the conversion of our Series B), it would have the right to appoint one additional director to our Board, subject to regulatory considerations.

For additional information on the terms of the Series B and Harris Bankcorp’s rights under the Investment Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Series B Convertible Preferred Stock”.

Available Information

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act will be available free of charge on the Company’s website located at www.virtus.com as soon as reasonably practicable after they are filed with or furnished to the SEC. These reports are also available at the SEC’s website at www.sec.gov.

A copy of the Company’s Corporate Governance Principles, its Code of Conduct, and the charters of the Audit Committee, the Compensation Committee and the Governance Committee are posted on the Company’s website, www.virtus.com, under “Investor Relations,” and are available in print to any person who requests copies by contacting Investor Relations by email to: investor.relations@virtus.com or by mail to Virtus Investment Partners, Inc., c/o Investor Relations, 100 Pearl Street, Hartford, CT 06103. Information contained on the website is not incorporated by reference or otherwise considered part of this document.

Item 1A.	Risk Factors

You should carefully consider the risks described below, together with all of the other information included in this Annual Report, in evaluating the Company and our common stock. If any of the risks described below actually occurs, our business, results of operations, financial condition and stock price could be materially adversely affected.

Risk Factor Related to the Current Market Environment

Market and economic developments may materially and adversely affect our business, revenues, earnings, sales, assets under management, liquidity, financial condition and results of operations.

Financial markets have experienced unprecedented credit and liquidity issues over the past two years, resulting in significant volatility and declines in the equity and fixed income markets during this period. Markets have rebounded considerably since the lows reached in the first quarter of 2009, however, they continue to be at levels substantially lower than experienced prior to the deterioration of economic conditions. Credit markets have suffered significantly, with many lenders and institutional investors reducing, and in some cases, ceasing to provide funding to borrowers, including other financial institutions. Additionally, concerns over increasing unemployment, fluctuating inflation and energy costs have contributed to diminished expectations for the economy and the financial markets going forward. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated a prolonged economic slowdown over the past two years. As a result, there has been a severe impact on the global financial markets and economies.

This economic environment has had a direct impact on the investing activities of both retail and institutional investors. The declines and volatility in the equity and fixed income markets over the past two years have reduced the value of our assets under management which has resulted in lower fee revenues. The continuing turmoil in the equity and debt markets impacts investor confidence, resulting in investors favoring significantly lower investment risk. The adverse conditions of the markets and the economic environment, which could continue throughout 2010 and beyond, have and may continue to have a negative impact on our assets under management and our revenues.

Changes in our assets under management are driven in great part by the performance of the equity markets. While markets generally experienced positive performance in 2009, with the S&P 500 Index up approximately 23% during the year, the markets also experienced significant volatility during this period with the S&P 500 Index down as much as 42% for the year on March 9, 2009. We expect that market volatility could continue in the short term. As markets continue to experience volatility, we may experience decreased investment inflows and increased redemptions of certain products as a result of these market conditions.

We are unable to predict how long the economic downturn or volatile equity and debt markets will continue and it is difficult to predict which aspects of our products and/or business will be adversely affected by these conditions. Market and economic developments have affected, or have the potential to affect, us adversely by:

•	reducing the value of the assets we manage, which has resulted in, and could continue to result in, lower fee revenues;

•

impacting the returns and attractiveness of our investment products, which has caused and may continue to cause existing clients to withdraw assets and diminish our ability to attract assets from new and existing clients, which would result in lower sales and fee revenues;

•	causing a change in the mix of our assets under management to less profitable products;

•	increasing the risk that we are not able to maintain compliance with our debt covenants;

•	increasing competition from competitors that may be larger than we are and have more resources than we do;

•	affecting the access to, and reliability of, our intermediary distribution channels and service providers, which could adversely affect our sales, redemptions and business operations;

•	causing regulators to change laws and regulations that affect us, which may result in greater compliance costs and restrictions on our ability to do business;

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

•

damaging our reputation due to the inability of investors to redeem auction rate preferred securities, issued by certain of our closed-end funds, due to the failures of remarketing auctions caused by illiquidity in the auction rate preferred market, which previously provided investment liquidity to certain of our closed-end funds; and

•

damaging our reputation or creating pressure to support certain of our money market funds should these funds become at risk of falling below a $1.00 net asset value, referred to as “breaking the buck,” due to illiquidity in the money markets or credit-related impairments of their holdings.

Any of these negative effects may materially and adversely affect our business, revenues, earnings, sales, assets under management, liquidity, financial condition and results of operations.

Risk Factors Relating to Our Business

Our historical consolidated financial information is not necessarily representative of the results we would have achieved as a standalone company and may not be a reliable indicator of our future results.

Our historical consolidated financial information prior to January 1, 2009 included in this Annual Report does not reflect the financial condition, results of operations or cash flows we would have achieved as a standalone company during the periods presented or those we will achieve in the future. This is primarily a result of the following:

•

our historical financial information prior to January 1, 2009 reflects the assets and business of Goodwin; however, the Goodwin assets and business are no longer part of the Company following the spin-off;

•

our historical financial results prior to January 1, 2009 reflect allocations of corporate expenses from PNX, which may be different than the comparable expenses we would have actually incurred in prior years or will incur as a standalone company;

•	our current cost of debt and capitalization are different from that reflected in our historical consolidated financial statements prior to January 1, 2009; and

•

significant changes have occurred in our cost structure, management, financing and business operations as a result of our separation from our former parent company, including additional costs for us to establish our new operating infrastructure. Such costs include, but are not limited to, (i) additional employees required to perform tasks previously handled by our former parent company, (ii) a new board of directors for our company, (iii) standalone insurance coverage, (iv) standalone audit, legal and other professional services and costs and (v) costs associated with standalone SEC reporting and compliance.

Poor investment performance of our products could adversely affect our assets under management, sales, revenues and earnings.

The securities markets can be volatile. There are several ways in which market declines and volatility have affected, and have the potential to affect, us negatively, including:

•	limiting our fee revenues by reducing the value of the assets we manage;

•	decreasing sales of our investment products;

•	causing existing clients to withdraw assets from our managed investment products, which would result in lower fee revenues; and

•	increasing the risk of litigation, claims and regulatory action.

Net flows related to our investment management strategies can be affected by investment performance relative to other investment management companies. Our investment management strategies are rated or ranked by independent third parties and individual distribution partners, and many industry periodicals and services provide assessments of the relative performance of our strategies. These assessments often affect the investment decisions of customers. If the relative performance or assessments of our strategies decline materially, the assets under management related to these strategies may decrease as customers select strategies with better performance.

Future periods of poor performance in the securities markets or relative performance of our products would have an adverse effect on our assets under management, sales, revenues, the carrying value of our goodwill or intangible assets, and earnings.

We may not be able to satisfy financial covenants under our existing credit facility.

Under the Company’s credit facility, the Company must maintain certain financial covenants. A summary of the credit facility terms and the specific financial covenants is included in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of December 31, 2009, the Company was in compliance with all financial covenants. There can be no assurance that at all times in the future we will satisfy all such financial covenants or obtain any required waiver or amendment, in which event all outstanding indebtedness could become immediately due.

We may be unable to obtain financing for future cash needs.

Global credit markets and the financial services industry have been experiencing a period of unprecedented turmoil, and these events have adversely impacted the availability and cost of credit. If additional financing becomes necessary to fund operations, fund new business initiatives, refinance our existing credit facility or for any other purpose, there can be no assurance that such financing would be available on favorable terms or at all given the continued weakness in the credit markets and our limited operating history as a standalone public company. Potential types of financing arrangements, if available, could include secured or unsecured credit facilities, lines of credit, or other bank financing arrangements.

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

Any damage to our reputation could harm our business and lead to a loss of revenues and income.

Our business relies on earning and maintaining a strong reputation with the investment community. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate. Regulatory inquiries, poor relative investment performance or other misconduct and rumors, among other things, can substantially damage our reputation, even if they are baseless or satisfactorily addressed. Any damage to our reputation could impede our ability to attract and retain clients and key personnel, and lead to a reduction in the amount of our assets under management, any of which could have a material adverse effect on our revenues and income.

We might be unable to attract or retain employees who are integral to our business.

The success of our business is dependent to a large extent on our ability to attract and retain key employees. Competition in the job market for professionals such as senior executives, portfolio managers, securities analysts and sales personnel is generally intense. Most of our employees are not subject to employment contracts or non-compete agreements. Any inability to retain our key employees, or to attract and retain additional qualified employees, could have a negative impact on our business.

In addition, because the success of our business depends upon our key personnel, our ability to prepare in advance for and to respond to any unexpected management changes is important for the success of our business. Any inability or delay by us in replacing any of our key management positions that may become vacant could negatively impact our management of the business and future business operations and results.

The independent trustees or directors of our mutual funds and closed-end funds, intermediary program sponsors, managed account clients and institutional investment management clients could terminate or amend their contracts with us. This would reduce our revenues and earnings.

Each of the mutual funds and closed-end funds for which we act as investment advisor or sub-advisor is registered under the Investment Company Act of 1940 (the “Investment Company Act”) and is governed by a board of trustees or board of directors. Each fund’s contract is renewed annually by the fund’s board. Either the board members or, in limited circumstances, the stockholders may terminate an advisory contract with us and move the assets to another investment advisor. In certain situations, such as a “change in control” of an advisor, advisory contracts may be terminated automatically. The board members also may deem it to be in the best interests of a fund’s stockholders to make other decisions adverse to us, such as reducing the compensation paid to us, requesting that we subsidize fund expenses over certain thresholds or imposing restrictions on our management of the fund.

Our investment management agreements with intermediary program sponsors, private clients and institutional clients are generally terminable by these sponsors and clients upon short notice without penalty. As a result, there would be little impediment to these sponsors or clients terminating our agreements if they became dissatisfied with our performance.

Our contracts with mutual funds and closed-end funds, intermediary program sponsors, managed account clients and institutional investment management clients could from time to time be subject to varying interpretations of key terms, resulting in perceived or actual requirements to amend such contracts. In such circumstances, we could be subject to adverse outcomes resulting from our need to resolve such matters with independent trustees, directors, shareholders, client legal counsel or other responsible oversight parties.

The termination or amendment of any of the above agreements relating to a material portion of assets under management would adversely affect our investment management fee revenues and earnings and could possibly require us to take a charge to earnings as a result of the impairment of the goodwill or intangible assets associated with our asset managers.

Investors in open-end funds can redeem their investments in these funds at any time without prior notice, which could adversely affect our earnings.

Open-end fund investors may redeem their investments in those funds at any time without prior notice. Investors may reduce the aggregate amount of assets under management for any number of reasons, including, particularly in the current economic environment, to meet cash requirements, investment performance, changes in prevailing interest rates and financial market performance. Poor performance relative to other asset management firms tends to result in decreased purchases of mutual fund shares and increased redemptions of mutual fund shares. The pace of mutual fund redemptions may accelerate in a declining stock market. The redemption of investments in mutual funds managed by our affiliated managers would adversely affect our revenues.

Our intangible assets could become impaired which could have an adverse impact on our results from operations.

At December 31, 2009, the Company had total assets of $134.0 million which included $59.7 million of goodwill and other intangible assets. We cannot be certain that we will ever realize the value of such intangible assets. It could be necessary to recognize impairment of these assets should we experience significant decreases in assets under management, the termination of a material investment management contract or material outflows if clients withdraw their assets following the departure of a key employee or for any other reasons. For the year ended December 31, 2008, we recognized impairment charges totaling $559.3 million due to these types of factors.

We face strong competition in our businesses from mutual fund companies, banks and investment management firms, which could impair our ability to retain existing customers, attract new customers and maintain our profitability.

We face strong competition in our businesses. We believe that our ability to compete is based on a number of factors, including investment performance, service, distribution capabilities and relative scale. We are also highly dependent on our distribution relationships. Our actual and potential competitors include a large number of mutual fund companies, banks and investment management firms, many of which have advantages over us. Industry consolidation has resulted in larger competitors with financial resources, marketing and distribution capabilities, and brand identities that are stronger than ours. Larger firms also may be able to offer, due to economies of scale, lower cost products. In addition, new or alternative product offerings may emerge or increase in popularity, such as electronically traded funds, which could create additional competition and could result in decreased demand for our historical product offerings. If we do not compete effectively in this environment, our profitability and financial condition would be materially adversely affected.

Potential changes in federal and state regulation could limit the sources and amounts of our revenues, increase our costs of doing business, decrease our profitability and materially and adversely affect our business.

We are subject to compliance with the Sarbanes-Oxley Act of 2002, as well as regulation by the SEC, FINRA and other federal and state agencies and self-regulatory organizations (including NASDAQ). Each advisor (including unaffiliated sub-advisors) is registered with the SEC under the Investment Advisers Act. Each closed-end fund and open-end fund is registered with the SEC under the Investment Company Act. Our broker-dealer is registered with the SEC under the Exchange Act and is a member of FINRA. All of our funds currently available for sale are qualified in all 50 states, Washington, D.C., Puerto Rico, and the U.S. Virgin Islands. Most aspects of our investment management business, including the business of the sub-advisors, are subject to various federal and state laws and regulations.

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

Compliance with these laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may increase materially our direct and indirect compliance costs and other expenses of doing business and our compliance risks, thus having an adverse effect on our business and operating results.

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

Uncertain economic conditions and heightened volatility in the financial markets, such as those which have been experienced over the past two years, may increase the likelihood that clients, regulators or other persons may present or threaten legal claims or that regulators increase the scope or frequency of their examination of the Company or the investment management industry in general.

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

Changes in tax laws, exposures to additional income tax liabilities or limitations on tax attributes currently available to the Company could have a material impact on our financial condition, results of operations and liquidity.

We are subject to federal and state income taxes in the United States. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could be unfavorable. Results of tax audits, changes in tax laws or tax rulings could have a material adverse impact on the Company’s financial condition, results of operations and liquidity.

Our ability to utilize tax attributes currently available to us is limited under section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). Section 382 imposes annual limitations on the amount of net operating loss carryforwards and other tax attributes that can be used to offset taxable income in the event an ownership change has occurred. An ownership change, as defined by Section 382, is triggered by substantial changes in the ownership of our outstanding stock, which are generally outside of our control. We currently have limitations as a result of Section 382 and could experience additional, more restrictive limitations in the event another ownership change occurs.

Our ability to use net operating loss carryforwards and other tax attributes available to us will be dependent on our ability to generate taxable income. At December 31, 2009, we have a valuation allowance of $108.8 million on our deferred tax assets of $115.8 million as, in our judgment, it is more likely than not that this amount of our deferred tax assets will not be realized.

Misconduct by our employees, sub-advisors and distribution partners is difficult to detect and deter and could harm our business, results of operations or financial condition.

Misconduct by our employees, sub-advisors or distribution partners could be determined to be violations of law resulting in regulatory sanctions or could result in serious reputational or financial harm. Misconduct can occur and could include:

•	binding us to transactions that exceed authorized limits;

•	unauthorized or unsuccessful activities resulting in unknown and unmanaged risks or losses;

•	improperly using or disclosing confidential information;

•	recommending or executing transactions that are not suitable;

•	engaging in fraudulent or otherwise improper activity;

•	engaging in unauthorized or excessive trading to the detriment of customers; or

•	otherwise not complying with laws or our control or compliance procedures.

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

As a standalone public company, we continue to develop our risk management processes and procedures. However, these processes and procedures may not be fully effective to address and guard against a constantly changing and highly complex regulatory environment, and we cannot be assured that our risk management approach will fully mitigate our exposure to all types of significant risk.

We, in our retail business, distribute through intermediary channels and a loss of key distribution relationships could reduce our revenues and earnings.

Intermediary distribution channels account for a substantial portion of our sales and of our assets under management. Our success in our intermediary distribution channel depends upon our continuing to maintain strong relationships with our third-party intermediaries and with our other strategic distribution relationships. Any material reduction in these distribution relationships would impact the sales of our products, our assets under management and our revenues. In addition, these intermediaries generally offer their customers a significant array of investment products which are in addition to, and which compete with, our own investment products, and there is no assurance that these intermediaries or their customers may not favor competing investment products over those we offer. Further, consolidation in the financial services industry, of which our distribution channels are a part, could negatively impact future relationships and distribution channels.

Any failure to comply with established client investment guidelines or other contractual requirements could result in claims from clients and regulatory sanctions.

The agreements under which we manage assets often have established investment guidelines or other contractual requirements that we are required to comply with in providing our investment management services. Any allegation of a failure to comply with these guidelines or other requirements could result in client claims, withdrawal of assets, and potential regulatory sanctions, any of which may negatively impact our revenues and earnings.

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

Risk Factors Relating to Our Common Stock

There may continue to be little institutional interest in, research analyst coverage of and trading volume of our common stock, which could lead to our stock trading at prices that are significantly lower than what might be expected of a seasoned issuer.

Public companies with relatively small market capitalizations such as we have often have difficulty generating institutional interest or trading volume in their stock. This illiquidity can result in relative price discounts as compared to industry peers or to the stock’s inherent value. It can also result in limited research analyst coverage, the absence of which makes it difficult for a company to establish and hold a market following. Accordingly, our size could lead to our stock trading at prices that are significantly lower than our estimate of its inherent value.

From time to time, the market price and volume of shares traded of companies in the investment management industry experience periods of significant volatility. Company-specific issues and general developments in the investment management industry or the economy may cause this volatility. The market price of our common stock may fluctuate in response to a number of events and factors, including:

•	general economic, market and political conditions;

•

quarterly variations in our results of operations or financial position or the fact that our results of operations or financial position could be below the expectations of the public market, analysts or investors;

•	changes in financial estimates and recommendations by securities analysts;

•	operating and market price performance of other companies that investors may deem comparable;

•	press releases or publicity relating to us or our competitors or relating to trends in our markets;

•	large purchases or sales of our common stock by significant shareholders; and

•	purchases or sales of our common stock by insiders.

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

In addition, under our stockholders’ rights agreement, if any person or group (other than Bank of Montreal and its controlled affiliates) acquires, or begins a tender or exchange offer that could result in such person acquiring, 15% or more of our common stock without approval by our board under specified circumstances, our other stockholders will have the right to purchase shares of our common stock, or shares of the acquiring company, at a substantial discount to the public market price. The provisions of Section 203 of the Delaware General Corporation Law and our stockholders’ rights agreement may discourage takeovers and business combinations that our stockholders might consider to be in their best interests.

We may not pay dividends on our common stock

In our limited history as a standalone publicly traded company, we have not declared any common stock dividends. All decisions regarding the declaration and payment of dividends will be evaluated from time to time in light of our financial condition, earnings, growth prospects, other uses of cash, funding requirements, applicable law and other factors our board of directors deems relevant. There can be no assurance that we will pay any common stock dividends in the future.

Risk Factors Relating to the Series B Convertible Preferred Stock Investment

The agreements the Company entered into in connection with the Series B Convertible Preferred Stock investment made by Harris Bankcorp contains restrictions that could limit our ability to obtain additional equity financing.

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

The voting power of the holders of our Series B Convertible Preferred Stock may discourage third party acquisitions of the Company at a premium.

We are required to obtain the approval of holders of our Series B Convertible Preferred Stock for any merger, consolidation, acquisition, business combination, sale of all or substantially all of the assets of the Company or its subsidiaries, or any similar transaction or pledge of assets, in certain circumstances until December 31, 2011. This may have the effect of discouraging offers to acquire control of the Company and may preclude holders of Company common stock from receiving any premium above market price for their shares that may otherwise be offered in connection with any attempt to acquire control of the Company.

For further information, restrictions and obligations concerning our Series B Convertible Preferred Stock, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Series B Convertible Preferred Stock”.

The additional financing right of the holders of our Series B Convertible Preferred Stock may increase the costs of any future equity financing.

Harris Bankcorp has an additional financing right until December 31, 2010 as long as it, or any of its affiliates, holds at least 10% of our outstanding common stock (including shares issuable on the conversion of our Series B Convertible Preferred Stock). If the Company determines to raise equity financing for the purpose of financing our business (other than shares issued under any employee benefit plan, in connection with certain acquisitions of other companies or pursuant to any stock split, stock dividend or recapitalization by the Company), we must offer Harris Bankcorp the initial opportunity to provide such financing up to a principal amount of $25 million of newly issued preferred stock. Any newly issued preferred stock would have the same terms as the Series B Convertible Preferred Stock, except with respect to the conversion price, which would be the lower of the current conversion price of the Series B Convertible Preferred Stock or the current per share volume-weighted average price of our common stock over the ten trading days immediately prior to the consummation of this additional financing right. As a result, should Harris Bankcorp choose to exercise the right, it could cause the financing to be more expensive than financing we might otherwise obtain.

Our outstanding Series B Convertible Preferred Stock may be converted into common stock, in the future, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. This might have an adverse effect on the market price of the common stock.

As of December 31, 2009, 45,000 shares of our Series B Convertible Preferred Stock were outstanding. Each outstanding share of Series B Convertible Preferred Stock is currently convertible into 38.3139 shares of common stock, subject to customary anti-dilution adjustments.

Holders of Series B Convertible Preferred Stock may convert any or all of their shares into shares of common stock of the Company at any time. In the event that the holders of a majority of the outstanding Series B Convertible Preferred Stock approve a conversion of the Series B Convertible Preferred Stock, all of the shares of Series B Convertible Preferred Stock will be converted automatically into shares of common stock of the Company. In the event that the closing price of the common stock of the Company exceeds 175% of the applicable conversion price for at least twenty trading-days out of the previous thirty trading-days, the Company may elect to cause each share of Series B Convertible Preferred Stock to be converted into shares of common stock of the Company at the conversion rate in effect. However, holders of Series B Convertible Preferred Stock may elect to retain their shares of Series B Convertible Preferred Stock and forfeit their right to thereafter participate in any dividends paid on our common stock.

To the extent shares of Series B Convertible Preferred Stock are converted, additional shares of our common stock will be issued, which may result in dilution to our stockholders, and may increase the number of shares eligible for resale in the public market if such shares of common stock are registered or sold pursuant to an exemption from registration under the Securities Act. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report contains statements, including under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “plan,” “intend,” “believe,” “anticipate,” “may,” “should,” or similar statements or variations of such terms.

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

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report, as well as the following risks and uncertainties: (a) the effects of adverse market and economic developments on all aspects of our business; (b) any poor relative investment performance of our investment management strategies and any resulting outflows of assets; (c) any lack of availability of additional financing, as may be needed, on satisfactory terms or at all; (d) any inadequate performance of third-party relationships; (e) the withdrawal of assets from under our management; (f) our ability to attract and retain key personnel in a competitive environment; (g) the ability of independent trustees of our mutual funds and closed-end funds, and other clients to terminate their relationships with us; (h) the possibility that our goodwill or intangible assets could become impaired, requiring a charge to earnings; (i) the strong competition we face in our business; (j) potential adverse regulatory and legal developments; (k) the difficulty of detecting misconduct by our employees, sub-advisors and distribution partners; (l) changes in accounting standards; (m) the ability to satisfy the financial covenants under existing debt agreements; and (n) certain other risks and uncertainties described in this Annual Report or in any of our other filings with the Securities and Exchange Commission (“SEC”).

An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Annual Report or included in our other periodic reports filed with the SEC could materially and adversely affect our operations, financial results, cash flows, prospects, and liquidity.

Other factors which may impact our continuing operations, prospects, financial results and liquidity or which may cause actual results to differ from such forward-looking statements are discussed or included in the Company’s periodic reports filed with the SEC and are available on the our website at www.virtus.com under “Investor Relations.” You are urged to carefully consider all such factors.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal offices are located at 100 Pearl St., 9th Floor, Hartford, CT 06103. In addition, our affiliated managers lease office space in Illinois, California and New York. We believe our office facilities are suitable and adequate for our business as it is presently conducted. Given the service nature of our business and the fact that we do not own real property, we do not anticipate that compliance with federal, state and local provisions regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material effect upon our capital expenditures, revenue or competitive position.

Item 3.	Legal Proceedings.

The Company is regularly involved in litigation and arbitration as well as examinations and investigations by various regulatory bodies, including the SEC, involving our compliance with, among other things, securities laws, client investment guidelines, laws governing the activities of broker-dealers and other laws and regulations affecting our products and other activities. Legal and regulatory matters of this nature may involve activities as an employer, issuer of securities, investor, investment advisor, broker-dealer or taxpayer. The Company believes that the outcomes of its legal or regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on its consolidated financial condition. However, it is not feasible to predict the ultimate outcome of all legal claims or matters or provide reasonable ranges of potential losses, and in the event of unexpected subsequent developments and given the inherent unpredictability of these legal and regulatory matters, there can be no assurance that our assessment of any claim, dispute, regulatory examination or investigation or other legal matter will reflect the ultimate outcome and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the NASDAQ Global Market under the trading symbol “VRTS.” As of March 4, 2010, the reported closing sale price per share of common stock was $20.59 and we had 5,843,318 shares of our common stock issued and outstanding that were held by approximately 148,180 holders of record. The table below sets forth the quarterly high and low closing sales prices of our common stock on the NASDAQ Global Market. Information regarding the high and low sales prices per share of common stock prior to 2009 is not contained herein as the Company was not a standalone company prior to the spin-off and therefore the Company’s common stock did not begin trading on the NASDAQ Global Market until January 2, 2009.

Quarter Ended	High	Low
March 31, 2009	$9.91	$4.04
June 30, 2009	$16.55	$6.28
September 30, 2009	$16.33	$13.50
December 31, 2009	$16.50	$14.63

We have not declared a cash dividend on our common stock with respect to the periods presented. We currently do not anticipate paying cash dividends on our common stock. The payment of any dividends on our common stock and the amount thereof will be determined by the board of directors depending upon, among other factors, the Company’s earnings, operations, financial condition, capital requirements, and general business outlook at the time payment is considered. Additionally, our ability to pay common stock dividends is limited under the terms of our Credit Facility and Series B Convertible Preferred Stock as described further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The holders of our Series B Convertible Preferred Stock are entitled to receive quarterly dividends, when and if declared by our board of directors, equal to 8.0% per annum of the stated value of the Series B Convertible Preferred Stock, before any dividends are declared or paid upon any equity securities of the Company that rank junior to the Series B Convertible Preferred Stock with respect to payment of dividends or rights upon liquidation. Subject to certain limitations, these dividends may be paid either in cash or additional shares of our Series B Convertible Preferred Stock, at the discretion of the Company. In addition, the holders of our Series B Convertible Preferred Stock are entitled to share in any dividends paid on shares of our common stock on a pro rata basis with the holders of our common stock. During the year ended December 31, 2009, we paid $2.9 million of preferred stock dividends related to the quarters ended December 31, 2008, March 31, 2009, June 30, 2009 and September 30, 2009. On March 4, 2010, the Board of Directors of the Company declared cash dividends on its Series B Convertible Preferred Stock for the three month periods ended December 31, 2009 of $0.9 million which the Company expects to pay in March of 2010. Additional information regarding the Company’s payment of dividends on shares of Series B Convertible Preferred Stock is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Series B Convertible Preferred Stock”.

There were no purchases of common stock by the Company or its affiliates during the fourth quarter of 2009. Shares of the Company’s common stock purchased by participants in the Company’s Employee Stock Purchase Plan were delivered to participant accounts via open market purchases at fair value by the third-party administrator under the plan. The Company does not reserve shares for this plan or discount the purchase price of the shares.

Information concerning our equity compensation plan is set forth in “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information.”

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

	Years Ended December 31,
	2009 (1)	2008 (1)	2007 (1)	2006 (2)	2005 (2)
($ in millions)
Results of Operations (5)
Revenues	$117.2	$178.3	$226.2	$218.6	$237.4
Goodwill and intangible asset impairments	—	559.3	0.3	32.5	11.1
Expenses	123.8	760.1	220.9	262.5	256.5
Operating income (loss)	(6.6)	(581.8)	5.3	(43.9)	(19.1)
Net loss	(6.5)	(529.1)	(14.2)	(47.6)	(33.1)
Loss per share—basic and diluted (3)	(1.76)	(91.75)	(2.45)	(8.24)	(5.74)

	As of December 31,
	2009 (1)	2008 (1)	2007 (2)	2006 (2)	2005 (2)
Balance Sheet Data (5)
Cash and cash equivalents	$28.6	$51.1	$36.8	$33.9	$23.8
Intangible assets, net	54.8	61.0	208.2	237.7	295.9
Goodwill	4.8	4.8	454.4	454.4	454.4
Total assets	134.0	159.0	752.2	781.1	825.0
Accrued compensation and benefits	14.7	22.9	34.1	35.3	30.1
Long-term debt (4)	15.0	20.0	42.0	436.3	508.1
Total liabilities	58.4	77.4	127.2	527.6	598.0
Convertible preferred stock	45.9	45.0	—	—	—
Total stockholders’ equity	29.7	36.6	624.9	253.5	227.0

Assets Under Management (5)
($ in billions)
Total assets including Goodwin	$25.4	$22.6	$55.5	$58.1	$50.9
Total assets excluding Goodwin	25.4	22.6	40.4	43.6	35.7

(1)	Derived from audited consolidated financial statements included elsewhere in this Annual Report.
(2)	Derived from audited consolidated financial statements not included elsewhere in this Annual Report.
(3)	Following the spin-off from PNX, the Company had 5,772,076 common shares outstanding. This amount is being used to calculate the loss per share for the periods prior to the spin-off. The same number of shares has been used to calculate basic earnings per share and diluted earnings per share for all such periods as there were no shares of Virtus common stock publicly traded prior to December 31, 2008, and no Virtus share options nor restricted stock units were outstanding prior to the spin-off.
(4)	All outstanding long-term debt on or prior to the spin-off on December 31, 2008 was due to either PNX or Phoenix Life Insurance Company (“Phoenix Life”), which had been a related party of the Company.
(5)	Historical financial results included in the table above for the year ended December 31, 2008 and prior reflect the inclusion of Goodwin in the Company’s consolidated results.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report.

This discussion contains forward-looking statements that involve risks and uncertainties. See “Special Note About Forward-Looking Statements” above for more information. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report, particularly under the caption “Risk Factors.”

Overview

Organization

Virtus commenced operations on November 1, 1995 through a reverse merger with Duff & Phelps Corporation. From 1995 to 2001, we were a majority-owned indirect subsidiary of PNX. On January 11, 2001, a subsidiary of PNX acquired the outstanding shares of the Company not already owned and the Company became an indirect wholly-owned subsidiary of PNX. On October 31, 2008, after the sale of convertible preferred stock to Harris Bankcorp, a subsidiary of the Bank of Montreal, we became an indirect, majority-owned subsidiary of PNX. On December 31, 2008, PNX distributed 100% of Virtus common stock to PNX stockholders in a spin-off transaction, excluding the net assets and business of the Company’s subsidiary, Goodwin, which had historically been a wholly owned subsidiary of the Company. Following the spin-off, PNX has no ownership interest in the Company and Harris Bankcorp owns 100% of the Company’s outstanding shares of Series B Convertible Preferred Stock. As a new standalone public company after the spin-off, we have completed the rebranding of our company as “Virtus,” relocated our corporate offices to a new facility, hired employees and service providers necessary to replace those services that had historically been provided by PNX and obtained standalone insurance, legal, audit and other services.

Our Business

We are a provider of investment management products and services to individuals and institutions. We operate a multi-manager investment management business, comprised of affiliated managers, each having its own distinct investment style, autonomous investment process and brand. We believe our customers value this approach, especially institutional customers who appreciate individual managers with distinctive cultures and styles.

Investors have an array of needs driven by factors such as market conditions, risk tolerance and investment goals. A key element of our business is offering a variety of investment styles and multiple disciplines to meet those needs. To that end, for our mutual funds, we supplement the investment capabilities of our affiliated managers with those of select unaffiliated sub-advisors. We do that by partnering with unaffiliated sub-advisors whose strategies we believe appeal to investors and are not typically available to retail mutual fund customers.

We provide our products in a number of forms and through multiple distribution channels. Our retail products include open-end mutual funds, closed-end funds and separately managed accounts. Our fund family of open-end funds is distributed primarily through intermediaries. Our closed-end funds trade on the New York Stock Exchange. Retail separately managed accounts are comprised of intermediary programs, sponsored and distributed by unaffiliated brokerage firms, and private client accounts, which are offerings to the high net-worth clients of our affiliated managers. We also manage institutional accounts for corporations, multi-employer retirement funds and foundations, endowments and special purpose funds. Our earnings are primarily driven by asset-based investment management fees charged on these various products. These fees are based on a percentage of assets under management and are calculated using daily or weekly average assets or assets at the end of the preceding quarter.

Our Profitability Drivers

Our profitability is primarily driven by the following factors:

•

Investment management fees earned on assets under management. Depending on the product, these fees can be based on average daily or weekly market values, ending market values of the preceding quarter, or outstanding principal values of the assets being managed. Assets under management are principally driven by the following factors:

•	sales less redemptions (net flows); and

•	absolute and relative investment performance.

•	Operating expenses, including:

•	base compensation;

•	variable incentive compensation;

•	distribution expenses; and

•	administrative expenses.

•	Amortization and impairment of intangibles, principally related to acquired investment contracts.

Market Developments

Financial markets have experienced unprecedented credit and liquidity issues over the past two years, resulting in significant volatility and declines in the equity and fixed income markets during this period. Markets have rebounded considerably since the lows reached in the first quarter of 2009, however, they continue to be at levels substantially lower than experienced prior to the deterioration of economic conditions. Credit markets have suffered significantly, with many lenders and institutional investors reducing, and in some cases, ceasing to provide funding to borrowers, including other financial institutions. Additionally, concerns over increasing unemployment, fluctuating inflation and energy costs have contributed to diminished expectations for the economy and the financial markets going forward. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated a prolonged economic slowdown over the past two years. As a result, there has been a severe impact on the global financial markets and economies.

This economic environment has had a direct impact on the investing activities of both retail and institutional investors. The declines and volatility in the equity and fixed income markets over the past two years have reduced the value of our assets under management which has resulted in lower fee revenues. The continuing turmoil in the equity and debt markets impacts investor confidence, resulting in investors favoring significantly lower investment risk. The adverse conditions of the markets and the economic environment, which could continue throughout 2010 and beyond, have and may continue to have a negative impact on our assets under management and our revenues.

Changes in our assets under management are driven in great part by the performance of the equity markets. While markets generally experienced positive performance in 2009, with the S&P 500 Index up approximately 23% during the year, the markets also experienced significant volatility during this period with the S&P 500 Index down as much as 42% for the year on March 9, 2009. We expect that market volatility could continue in the short term. As markets continue to experience volatility, we may experience decreased investment inflows and increased redemptions of certain products as a result of these market conditions.

Assets Under Management

Our total assets under management as of December 31, 2009 were $25.4 billion. The discussion and analysis of our assets under management excludes the assets managed by Goodwin, which are no longer part of the Company following the spin-off, from all years unless noted otherwise.

Assets Under Management by Product

The following table presents our assets under management by product for the periods indicated:

	As of December 31,
	2009	2008	2007
($ in billions)
Retail assets
Mutual fund assets
Money market open-end funds	$3.9	$4.7	$6.2
Long-term open-end funds	8.9	6.7	11.0
Closed-end funds	4.3	4.0	5.1

Total mutual fund assets	17.1	15.4	22.3

Separately managed accounts
Intermediary sponsored programs	1.6	1.4	2.7
Private client accounts	1.9	1.6	2.7

Total managed account assets	3.5	3.0	5.4

Total retail assets	20.6	18.4	27.7

Institutional assets
Institutional accounts	3.9	3.4	9.3
Structured finance products	0.9	0.8	3.4

Total institutional assets	4.8	4.2	12.7

Total (1)	$25.4	$22.6	$40.4

(1)	Excludes Goodwin assets as follows:

Institutional assets	$1.4	$1.9
Structured finance products	0.2	0.2
PNX general account assets	12.4	13.0

Total Goodwin-managed assets	$14.0	$15.1

Asset Flows by Product

The following table summarizes our asset flows by product for the periods indicated (excluding Goodwin):

	Years Ended December 31,
	2009	2008	2007
($ in billions)
Retail Products
Mutual Funds—Long-term
Beginning balance	$10.7	$16.1	$16.2
Sales	2.8	2.5	3.6
Redemptions	(2.2)	(3.5)	(3.8)

Net flows	0.6	(1.0)	(0.2)
Market appreciation (depreciation)	2.0	(4.4)	0.3
Acquisitions (dispositions) / Other	(0.1)	—	(0.2)

Change in assets under management	2.5	(5.4)	(0.1)

Ending balance	$13.2	$10.7	$16.1

Mutual Funds—Money Market
Beginning balance	4.7	$6.2	5.7
Change in cash management products	(0.8)	(1.5)	0.5

Ending balance	$3.9	$4.7	$6.2

Separately Managed Accounts
Beginning balance	$3.0	$5.4	$6.8
Sales	1.0	1.0	1.2
Redemptions	(1.1)	(1.9)	(2.6)

Net flows	(0.1)	(0.9)	(1.4)
Market appreciation (depreciation)	0.6	(1.2)	0.1
Acquisitions (dispositions) / Other	—	(0.3)	(0.1)

Change in assets under management	0.5	(2.4)	(1.4)

Ending balance	$3.5	$3.0	$5.4

Institutional Products
Institutional Accounts
Beginning balance	$3.4	$9.3	$10.7
Sales	0.3	0.5	1.1
Redemptions	(0.6)	(5.7)	(1.9)

Net flows	(0.3)	(5.2)	(0.8)
Market appreciation (depreciation)	0.4	(0.5)	0.4
Change in cash management products	0.1	(0.2)	(0.1)
Acquisitions (dispositions) / Other	0.3	—	(0.9)

Change in assets under management	0.5	(5.9)	(1.4)

Ending balance	$3.9	$3.4	$9.3

Structured Finance Products
Beginning balance	$0.8	$3.4	$3.6
Sales	—	—	2.3
Redemptions	—	(1.2)	(0.3)

Net flows	—	(1.2)	2.0
Market appreciation (depreciation)	0.1	(1.4)	(2.2)

Change in assets under management	0.1	(2.6)	(0.2)

Ending balance	$0.9	$0.8	$3.4

Total
Beginning balance	22.6	40.4	43.0
Sales	4.1	4.0	8.2
Redemptions	(3.9)	(12.3)	(8.7)

Net flows	0.2	(8.3)	(0.5)
Market appreciation (depreciation)	3.1	(7.5)	(1.4)
Change in cash management products	(0.7)	(1.7)	0.4
Acquisitions (dispositions) / Other	0.2	(0.3)	(1.1)

Change in assets under management	2.8	(17.8)	(2.6)

Ending balance	$25.4	$22.6	$40.4

Assets Under Management by Investment Category

The following table summarizes our assets under management by investment category (excluding Goodwin):

	As of December 31,
	2009	2008	2007
($ in billions)
Investment Categories
Equity assets	$11.5	$9.8	$16.7
Fixed income assets	10.0	8.1	17.5
Money market assets	3.9	4.7	6.2

Total	$25.4	$22.6	$40.4

Year ended December 31, 2009 compared to year ended December 31, 2008. At December 31, 2009, we managed $25.4 billion in total assets representing an increase of $2.8 billion from the $22.6 billion managed at December 31, 2008. The increase in assets under management for the year ended December 31, 2009 was due primarily to market appreciation of $3.1 billion. The market appreciation experienced for all product types for the year ended December 31, 2009 was due to positive performance of the securities markets, particularly in the second and third quarters of 2009. Also contributing to the increase in assets under management was positive net flows of $0.2 billion. Net flows of $0.2 billion for the year ended December 31, 2009, compared to net outflows of $8.3 for the year ended December 31, 2008, improved due to a combination of improving market conditions and investor sentiment and strong performance and sales for several of our open-end mutual fund products.

Year ended December 31, 2008 compared to year ended December 31, 2007. At December 31, 2008, we managed $22.6 billion in total assets representing a decrease of $17.8 billion from the $40.4 billion managed at December 31, 2007. Net outflows were $8.3 billion and market depreciation was $7.5 billion. The remaining decrease was primarily the result of the net change in our money market assets. Of the net outflows during the year, $5.2 billion was in institutional accounts of which $3.7 billion related to a terminated relationship with one institutional client, providing advisory services to the general account of a non-affiliated insurance company. The fees earned on these assets were approximately five basis points or approximately $1.9 million per year. Of the $7.5 billion market depreciation, $4.4 billion related to our mutual funds, $1.2 billion related to our separately managed accounts and $1.9 billion related to our institutional accounts of which $1.4 billion was structured finance products. The market depreciation across all asset groups in 2008 was primarily the result of the unprecedented decline in the securities markets.

Average Fee Earning Assets Under Management and Average Basis Points

The following table summarizes average fee earning assets under management and average management fee basis points (excluding Goodwin):

	As of December 31,
	Average Fees Earned in 2009 (expressed in BPs)			Average Fee Earning Assets ($ in billions)
	2009	2008	2007	2009	2008	2007
Products
Money market mutual funds (1)	5	5	5	$4.2	$5.5	$6.2
Long-term mutual funds (1)	44	48	50	11.5	14.3	17.0
Separately managed accounts	48	48	46	3.0	4.4	6.4
Institutional	28	28	21	3.7	5.6	10.1
Structured finance products	32	20	15	0.8	2.2	5.1

Total	34	35	32	$23.2	$32.0	$44.8

(1)	Average fees earned for money market and long-term mutual funds are net of non-affiliated sub-advisory fees.

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

Results of Operations

Summary Financial Data

	Years Ended December 31,			Increase/(Decrease)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
($ in millions)
Results of Operations
Investment management fees	$79.7	$127.6	$159.0	$(47.9)	$(31.4)
Other revenue	37.5	50.7	67.2	(13.2)	(16.5)

Total revenues	117.2	178.3	226.2	(61.1)	(47.9)

Operating expenses	116.7	175.7	190.5	(59.0)	(14.8)
Goodwill and intangible asset impairment	—	559.3	0.3	(559.3)	559.0
Intangible asset amortization	7.1	25.1	30.1	(18.0)	(5.0)

Total expenses	123.8	760.1	220.9	(636.3)	539.2

Operating (loss) income	(6.6)	(581.8)	5.3	575.2	(587.1)
Other income (expense)	1.4	(7.1)	(0.3)	8.5	(6.8)
Interest expense, net	(1.2)	(1.7)	(25.1)	0.5	23.4

Loss before income taxes	(6.4)	(590.6)	(20.1)	584.2	(570.5)
Income tax expense (benefit)	0.1	(61.5)	(5.9)	61.6	(55.6)

Net loss	(6.5)	(529.1)	(14.2)	522.6	(514.9)
Preferred stockholder dividends	(3.7)	(0.5)	—	(3.2)	(0.5)

Net loss attributable to common stockholders	$(10.2)	$(529.6)	$(14.2)	$519.4	$(515.4)

Revenues

The decrease in revenues in 2009 as compared to 2008 was the result of a decrease in average assets under management. The decrease in average assets under management in 2009 is due primarily to the exclusion of Goodwin after the spin-off. After reflecting the exclusion of Goodwin, lower average assets under management were the result of declining markets and significant net outflows in 2008 compared to rising markets and positive net flows in 2009, resulting in a lower average assets under management and investment management fees in 2009 as compared to 2008. The decrease in revenues in 2008 as compared to 2007 was primarily a result of a decrease in average assets under management due in large part to the declines in the securities markets in 2008 and to net outflows of assets. Revenues by source were as follows:

	Years Ended December 31,			Increase/(Decrease)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
($ in millions)
Investment management fees
Mutual funds	$52.1	$71.1	$84.9	$(19.0)	$(13.8)
Separately managed accounts	14.8	21.1	29.5	(6.3)	(8.4)
Institutional accounts	10.3	18.4	24.9	(8.1)	(6.5)
Structured finance product	2.5	5.0	8.1	(2.5)	(3.1)

Third-party management fees	79.7	115.6	147.4	(35.9)	(31.8)
PNX general account	—	12.0	11.6	(12.0)	0.4

Total investment management fees	79.7	127.6	159.0	(47.9)	(31.4)
Distribution and service fees	23.2	30.2	36.5	(7.0)	(6.3)
Administration and transfer agent fees	12.7	18.3	23.3	(5.6)	(5.0)
Other income and fees	1.6	2.2	7.4	(0.6)	(5.2)

Total revenues	$117.2	$178.3	$226.2	$(61.1)	$(47.9)

Investment Management Fees

Year ended December 31, 2009 compared to year ended December 31, 2008. Net investment management fees decreased $35.9 million for the year ended December 31, 2009 due primarily to the absence of investment management fees from Goodwin, which is no longer part of the Company after the spin-off, which generated revenues of $22.6 million for the year ended December 31, 2008, including $12.0 million related to the PNX general account. Also contributing to the decline in investment management fees was an $8.8 billion or 28% decrease in average assets under management, exclusive of Goodwin, as compared to the year ended December 31, 2008. Average assets under management decreased compared to the prior period primarily as a result of declines in the securities markets in the second half of 2008 and first quarter of 2009, causing a decrease in the market value of assets under management and higher redemption rates, resulting in lower average assets under management and investment management fees.

Year ended December 31, 2008 compared to year ended December 31, 2007. Net investment management fees decreased primarily due to a decrease in average fee earning assets under management. Average fee earning assets under management decreased primarily as a result of market depreciation combined with net outflows in all products during 2008. Net outflows, including Goodwin managed assets for which management fees were earned in 2008, were $8.5 billion of which $5.2 billion were from institutional products. During 2008, a terminated relationship with an institutional client resulted in a $3.7 billion redemption. The client was a general account mandate for an unaffiliated insurance company for which the fees earned were approximately five basis points. Our open-end mutual funds, separately managed accounts and structured finance products experienced net redemptions of $1.0 billion, $0.9 billion and $1.2 billion, respectively. Each of our products experienced market depreciation during 2008 due to the dramatic declines in the markets experienced in 2008.

Distribution and Service Fees

Year ended December 31, 2009 compared to year ended December 31, 2008. Distribution and service fees, which are asset-based fees earned from open-end mutual funds for distribution services we perform on their behalf, declined by $7.0 million for the year ended December 31, 2009 compared to the prior year due to lower assets under management. The decrease in fees was substantially offset by a corresponding decrease in trail commissions, which are a component of distribution expenses. Trail commissions represent asset-based payments to our distribution partners based on a percentage of our assets under management.

Year ended December 31, 2008 compared to year ended December 31, 2007. Distribution and service fees declined by $6.3 million for the year ended December 31, 2008 compared to the prior year due to lower assets under management. The decrease in fees was substantially offset by a corresponding decrease in trail commissions, which are a component of distribution expenses.

Administration and Transfer Agent Fees

Year ended December 31, 2009 compared to year ended December 31, 2008. Administration and transfer agent fees represent fees earned from our mutual funds for fund administration and transfer agent services. Fund administration fees decreased $2.7 million due to a decline in average assets under management upon which these fees are based. Transfer agent fees decreased $2.3 million due to a decline in the number of accounts and a change in the contract with the service provider which also reduced our cost to provide these services.

Year ended December 31, 2008 compared to year ended December 31, 2007. Fund administration fees decreased $2.5 million due to a decline in average assets under management upon which these fees are based. Transfer agent fees decreased $2.1 million due to a decline in the number of accounts and a change in the contract with the service provider which also reduced our cost to provide these services. On July 1, 2008, we outsourced certain of the transfer agent functions. Transfer agent revenues are reported net of such sub-transfer agent expenses. These additional costs from outsourcing have been more than offset by the compensation expense savings that have been realized. Additionally, underwriting fees decreased $0.4 million due to a decrease in sales of Class-A mutual fund shares on which underwriting fees were earned.

Other Income and Fees

Year ended December 31, 2009 compared to year ended December 31, 2008. Other income and fees decreased primarily due to a decline in fees earned for the distribution of unaffiliated products.

Year ended December 31, 2008 compared to year ended December 31, 2007. Other income and fees decreased primarily due to a decline in fees earned for the distribution of unaffiliated products.

Operating Expenses

Operating expenses by category were as follows:

	Years Ended December 31,			Increase/(Decrease)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
($ in millions)
Operating expenses
Employment expenses	$57.1	$83.1	$94.5	$(26.0)	$(11.4)
Distribution and administrative expenses	29.9	41.3	50.1	(11.4)	(8.8)
Other operating expenses	28.6	46.5	45.5	(17.9)	1.0
Restructuring and severance	1.1	4.8	0.4	(3.7)	4.4
Goodwill and intangible asset impairments	—	559.3	0.3	(559.3)	559.0
Intangible asset amortization	7.1	25.1	30.1	(18.0)	(5.0)

Total operating expenses	$123.8	$760.1	$220.9	$(636.3)	$539.2

Employment Expenses

Year ended December 31, 2009 compared to year ended December 31, 2008. Employment expenses decreased $26.0 million for the year ended December 31, 2009 compared to the prior year. The exclusion of Goodwin after the spin-off accounted for $10.3 million of the decrease. The remaining decrease is due primarily to reductions in variable compensation, such as commissions and incentive compensation, of $11.4 million. Also contributing to the decrease were reductions in salaries, benefits, and payroll taxes mainly as a result of lower staffing levels for the year ended December 31, 2009, reflecting the full year impact of significant reductions in staff that occurred in 2008.

Year ended December 31, 2008 compared to year ended December 31, 2007. Employment expenses of $83.1 million in 2008 decreased $11.4 million compared to the prior year. The decrease is due primarily to reductions in variable compensation of $7.2 million. The remaining decrease is attributable to the impact of actions taken to streamline operations, resulting in reduced headcount during the year ended December 31, 2008.

Distribution and administrative expenses

Year ended December 31, 2009 compared to year ended December 31, 2008. Distribution and administrative expenses decreased by $11.4 million for the year ended December 31, 2009 as compared to the prior year primarily due to $7.0 million in decreased asset-based expenses paid to our distribution partners including trail commissions and other distribution costs. Trail commissions are fees we pay to broker-dealers for providing sales, marketing and distribution services to investors of our mutual funds. Fees paid to our fund administrator, which are also asset-based, decreased by $1.5 million for the year ended December 31, 2009 as compared to the prior year, consistent with lower average assets under management.

Year ended December 31, 2008 compared to year ended December 31, 2007. Distribution and administrative expenses decreased by $8.8 million for the year ended December 31, 2008 as compared to the prior year primarily due to $6.8 million in decreased asset-based expenses paid to our distribution partners including trail commissions and other distribution costs. Fees paid to our fund administrator, which are also asset-based, decreased by $1.0 million for the year ended December 31, 2008 as compared to the prior year, consistent with lower average assets under management.

Other Operating Expenses

Year ended December 31, 2009 compared to year ended December 31, 2008. Other operating expenses decreased $17.9 million for the year ended December 31, 2009 compared to the prior year. Other operating expenses attributable to Goodwin, which is no longer a part of the Company effective as of the spin-off were $5.4 million for the year ended December 31, 2008. These expenses were not incurred for the year ended December 31, 2009. For the year ended December 31, 2008, certain services, totaling $8.4 million were provided to us by our former parent. We have eliminated or replaced these services, at a lower cost, by hiring additional staff to perform the same services or contracting with external providers. The savings have been partially offset by new expenses related to our being a standalone publicly-traded company.

Year ended December 31, 2008 compared to year ended December 31, 2007. Other operating expenses were $46.5 million in 2008, an increase of $1.0 million for the year ended December 31, 2008 as compared to the prior year. These expenses consist primarily of computer services, professional fees, investment research fees, travel, training, portfolio management operational costs, rent, insurance, printing and general taxes, depreciation and other office and corporate expenses. The services provided by PNX during this period are detailed in Note 13 to our consolidated financial statements. Other operating expenses increased primarily as a result of a $1.7 million increase in professional fees and a $0.8 million increase in rent expense resulting from vacating and/or moving office space at three of our affiliates partially offset by a decrease in charges from PNX. The current period also included $1.7 million of costs associated with certain client portfolio losses.

Restructuring and Severance

In 2009, we incurred severance costs of $1.1 million resulting from staff reductions as we continued to execute on cost reduction efforts and further streamlining of our operations.

In 2008, we incurred severance costs of $3.9 million resulting from staff reductions related to the outsourcing of certain of our transfer agent functions and other reductions as we continued to streamline our operations. We also vacated office space at two of our affiliates resulting in charges of $0.9 million.

Goodwill and Intangible Asset Impairment

There were no goodwill or intangible asset impairments for the year ended December 31, 2009 as the estimated fair value of goodwill and intangible assets was substantially in excess of its carrying value.

In 2008, we recorded pre-tax non-cash impairment charges of $559.3 million related to goodwill and other intangible assets. We determined that several triggering events had occurred during the year as a result of the changes in the market environment, specifically the equity market declines, a marked decrease in credit market liquidity and unprecedented government intervention in the financial markets. Based on the results on our impairment assessment, we recorded $449.0 million of goodwill and $110.3 million of intangible asset impairments. The primary drivers of the impairment were the reduction in assets under management due to markets and valuation multiples for asset managers being at multi-year lows.

Intangible Asset Amortization

Year ended December 31, 2009 compared to year ended December 31, 2008 Amortization expense decreased $18.0 million for the year ended December 31, 2009 as compared to the prior year as a result of the lower remaining carrying value of our intangible assets after the impairment charges incurred in 2008.

Year ended December 31, 2008 compared to year ended December 31, 2007. Amortization decreased $5.0 million for the year ended December 31, 2008 as compared to the prior year as a result of the lower remaining carrying value of the assets after reflecting impairments throughout the year.

Other Income and Expenses

Other Income (Expense)

Year ended December 31, 2009 compared to year ended December 31, 2008. Other income (expense) increased $8.5 million to income of $1.4 million for the year ended December 31, 2009 from an expense of $7.1 million for the year ended December 31, 2008 due primarily to increases in the market value of trading securities in 2009 as compared to 2008. Consistent with the performance of overall markets, significant losses were experienced in the fourth quarter of 2008 and gains were experienced in the second and third quarters of 2009, resulting in the large swing from a loss in 2008 to a gain in 2009.

Year ended December 31, 2008 compared to year ended December 31, 2007. Other income (expense) decreased $6.8 million to an expense of $7.1 million for the year ended December 31, 2008 from an expense of $0.3 million for the year ended December 31, 2007 due primarily to decreases in the market value of trading securities in 2008 as compared to 2007. Consistent with the performance of overall markets, significant losses were experienced in the fourth quarter of 2008, resulting in the large loss for the year ended December 31, 2008.

Interest Expense

Year ended December 31, 2009 compared to year ended December 31, 2008. Interest expense is attributable primarily to our long-term debt and is reported net of interest and dividend income earned on cash equivalents and investments. Interest expense decreased $0.5 million for the year ended December 31, 2009 compared to the prior year. The decrease in interest expense is due primarily to a lower average outstanding debt balance in 2009. The effective interest rate of the new Credit Facility entered into in September 2009, inclusive of the amortization of deferred financing costs, was 6.90% as of December 31, 2009.

Year ended December 31, 2008 compared to year ended December 31, 2007. Interest expense was mainly comprised of interest expense on the intercompany debt with our former parent company, but also includes interest and dividend income earned. On December 31, 2007, $325 million of debt obligations to our former parent company was extinguished through loan forgiveness. This, and to a lesser degree the $3.0 million of quarterly debt repayments on the remaining intercompany debt, resulted in a decrease in interest expense of $24.1 million in 2008 as compared to 2007. Interest and dividend income decreased by $0.7 million due to lower interest rates and dividend yields on our cash holdings during 2008.

Income Tax Expense

Year ended December 31, 2009 compared to year ended December 31, 2008. Our income tax expense was $0.1 million for the year ended December 31, 2009, compared to a benefit of $61.5 million for the year ended December 31, 2008. Although the Company generated a pre-tax loss for the year ended December 31, 2009, tax expenses were recorded in certain state jurisdictions.

Year ended December 31, 2008 compared to year ended December 31, 2007. Our income tax benefit increased from $6.0 million in 2007 to $61.5 million in 2008 due to the net loss generated in 2008 partially offset by a $80.5 million increase in our valuation allowance. Upon completion of the spin-off on December 31, 2008, in assessing the need for a valuation allowance against our deferred tax assets, the Company believed, based on the weight of available evidence, that it is more likely than not that the deferred tax asset will not be realized because certain potential tax planning strategies available to our former parent company will no longer be available to the Company.

Effects of Inflation

For the years ended December 31, 2009, 2008 and 2007, inflation did not have a material effect on our consolidated revenues or results of operations.

Liquidity and Capital Resources

Certain Financial Data

The following table summarizes certain key financial data relating to our liquidity and capital resources:

	As of December 31,
	2009	2008	2007
($ in millions)
Balance Sheet Data
Cash and cash equivalents	$28.6	$51.1	$36.8
Marketable securities	9.4	6.4	14.4
Current portion of long-term debt	—	4.0	12.0
Long-term notes payable and other debt	15.0	16.0	30.0
Convertible preferred securities	45.9	45.0	—

Working capital (1)	$32.1	$33.2	$(3.2)

	Years Ended December 31,
	2009	2008	2007
Cash Flow Data
Provided by (used in)
Operating activities	$(11.7)	$6.4	$13.0
Investing activities	(2.0)	(6.0)	(1.7)
Financing activities	(8.8)	13.9	(8.3)

(1)	Working capital is defined as current assets less current liabilities.

At December 31, 2009, our working capital was $32.1 million. In the third and fourth quarter of 2009 we generated positive cash flow from operations and during the year ended December 31, 2009 we reduced our outstanding indebtedness by $5.0 million. We believe that our available cash, marketable securities and cash expected to be generated from operations will be sufficient to fund our expected normal cash operating requirements and other capital requirements in the short-term, which we consider to be the next twelve months. Our ability to meet our future cash needs, including repayment of our Credit Facility, interest payments on our Credit Facility, payment of preferred stock dividends and other operating requirements, will depend upon our future operating performance, the level and mix of assets under management and general economic conditions, some of which are beyond our control. Additional matters outside of our control that could impact our liquidity include any further deterioration in or continued volatility of the global economy and capital markets and unexpected cash, debt or operating requirements.

Capital Requirements

Our short-term capital requirements, which we consider to be those capital requirements due within one year, include payment of interest on our Credit Facility, payment of annual incentive compensation and payment of preferred stock dividends. Incentive compensation, which is generally the Company’s largest annual operating cash payment, is paid in the first quarter of the year. Short term capital requirements may also include $0.9 million of quarterly dividends on our $45.0 million outstanding shares of Series B Convertible Preferred stock. The dividend can be paid in cash or, at the election of the board of directors (and subject to authorization of the issuance of additional preferred shares by the holders of Series B Convertible Preferred Stock), in additional convertible preferred shares. The dividend is cumulative and will continue to accumulate whether or not declared and paid. During the year ended December 31, 2009, the Company paid $2.9 million of preferred stock dividends related to the quarters ended December 31, 2008, March 31, 2009, June 30, 2009 and September 30, 2009. On March 4, 2010, the Board of Directors of the Company declared cash dividends on its Series B Convertible Preferred Stock for the three month periods ended December 31, 2009 of $0.9 million which the Company expects to pay in March of 2010. Long-term capital requirements could include seed money for new products, principal payments on our outstanding Credit Facility principal balance, infrastructure improvements and, possibly, strategic acquisitions.

The financial markets have experienced a period of significant volatility over the past two years, which has impacted investment outflows and the value of our assets under management and resulted in lower fee revenues. Markets could further decline and there could be significant volatility. Should assets under management decline for any reason, revenues, net income and cash flow could continue to be negatively impacted. Reductions in related variable expenses, primarily incentive compensation and distribution costs, would marginally compensate for this loss of revenue but the Company could experience a material reduction in income from operations.

Capital and Reserve Requirements

Our subsidiary, VPD, is a broker-dealer registered with the SEC and is therefore subject to certain rules regarding minimum net capital, as defined by those rules. The subsidiary is required to maintain a ratio of “aggregate indebtedness” to “net capital,” as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us including additional reporting requirements, tighter ratios and business interruption. At December 31, 2009 and 2008, the ratio of aggregate indebtedness to net capital of the broker-dealer was below the maximum allowed and our net capital was significantly in excess of that required.

Balance Sheet

Cash and cash equivalents consist of cash in banks and highly liquid affiliated money market mutual fund investments. Cash and cash equivalents typically increase in the second, third and fourth quarters of the year as we record, but do not pay, variable incentive compensation. Historically, annual incentives are paid in the first quarter of the year. Marketable securities consist primarily of highly liquid investments in our affiliated mutual funds. We provide capital for funds and strategies in their early stages of development. Our long-term debt decreased by $5.0 million during the year ended December 31, 2009 as we made our scheduled quarterly note payable repayments of $2.0 million and prepaid $3.0 million in conjunction with the retirement of our previously outstanding note payable on September 1, 2009. The increase in furniture, equipment and leasehold improvements and other long-term liabilities as of December 31, 2009 as compared to December 31, 2008 is due to gross presentation of leasehold improvements totaling $3.2 million on two of our locations that were funded by lessors with no cash impact to the Company. See accounting policy description in Note 2 to our consolidated financial statements for further details.

Operating Cash Flow

Net cash used in operating activities of $11.7 million for the year ended December 31, 2009 increased by $18.0 million from the same period in the prior year due primarily to the decrease in our revenues, resulting in less cash being generated by operating activities. Net cash provided by operating activities of $6.4 million for the year ended December 31, 2008 decreased by $6.6 million from the prior year primarily due to the decrease in our operating results due to the significant market declines in 2008, the impact of which was partially offset by decreases in variable costs. Although our operating expenses have also declined with revenue, certain of our overhead and other costs are not variable in the short-term and take a longer period of time to reduce relative to the decrease in revenues, resulting in less cash flow being generated.

Investing Cash Flow

Net cash used in investing activities consists primarily of capital expenditures related to our business operations, purchases of available-for-sale securities and the purchase of investment management contracts. The $1.0 million, $1.1 million and $1.1 million of cash used to purchase investment management contracts for the years ended December 31, 2009, 2008 and 2007, respectively, was due to the 2006 agreement where the Company acquired the rights to advise, distribute and administer the Insight Funds, which requires the Company to pay 50% of the net profit earned by the Company on the Insight Funds to Harris Bankcorp for a period of four years after the agreement date. The $0.8 million and $4.8 million of capital expenditures for the years ended December 31, 2009 and 2008, respectively, were primarily for the purchase of equipment and other capital items related to the relocation of our corporate office in late 2008 as a result of the spin-off and the relocation of one of our affiliate offices in late 2008.

Financing Cash Flow

For the year ended December 31, 2009, net cash used in financing activities consists of principal payments on our long-term debt, proceeds from our Credit Facility that was closed on September 1, 2009, deferred financing costs paid in conjunction with entering into the Credit Facility and payment of dividends on our Series B Convertible Preferred Stock. For the year ended December 31, 2008, net cash flows used in or provided by financing activities consists primarily of borrowings or repayments of debt and capital contributions from PNX prior to the spin-off. Cash flows from financing activities were $13.9 million in 2008 primarily as a result of the proceeds from the issuance of the Series B convertible preferred stock. In the fourth quarter of 2008, the Company, PNX and Phoenix Investment Management (“PIM”) entered into an agreement with Harris Bankcorp, pursuant to which Harris Bankcorp acquired $45.0 million of convertible preferred stock of the Company representing a 23% equity position in the Company on a fully-diluted basis. The Company received $35.0 million of proceeds from this transaction. The Company made a $10.0 million repayment on the previous note payable to PNX facility. For the year ended December 31, 2007, net cash used in financing activities was $8.3 million due to the $57.2 million repayment of a promissory note to the former minority members of an affiliate to finance the remainder of an acquisition and note repayments totaling $12.0 million on the previous note payable to PNX partially offset by capital contributions of $60.9 million from PNX.

Long-Term Debt

On September 1, 2009, the Company entered into the Credit Facility that provides a senior secured revolving credit facility for the Company with a two-year term, maturing in September 2011. The Credit Facility provides borrowing capacity of up to $30.0 million in the first year of the facility and up to $18.0 million thereafter, with a $2.0 million sub-limit for the issuance of standby letters of credit. Borrowings under the Credit Facility may not at any time exceed a minimum asset coverage ratio of 1.75, which represents the sum of the Company’s cash, marketable securities and investment management fee receivables, excluding certain specified assets, to total outstanding indebtedness (including outstanding letters of credit). The Credit Facility is secured by substantially all of the assets of the Company. At December 31, 2009, $15.0 million was outstanding under the Credit Facility.

Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at the Company’s option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate (as defined in the Credit Facility agreement), plus an applicable margin that ranges from 1.75% to 3.50%. At December 31, 2009, the interest rate in effect for the Credit Facility was 3.50%. Under the terms of the Credit Facility the Company is also required to pay certain fees, including an annual commitment fee of 0.50% on undrawn amounts and a letter of credit participation fee at an annual rate equal to the applicable margin as well as any applicable fronting fees, each of which is payable quarterly in arrears.

The Credit Facility contains customary restrictive covenants, including covenants that restrict (subject in certain instances to minimum thresholds or exceptions) the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create liens, merge or make acquisitions, dispose of assets, enter into leases, sale/leasebacks or acquisitions of capital stock, and make distributions, dividends, loans, guarantees, investments or capital expenditures, among other things. In addition, the Credit Facility contains certain financial covenants, the most restrictive of which include: (i) minimum required consolidated net worth as of any fiscal quarter end (total stockholders’ equity plus the liquidation preference of outstanding convertible preferred shares) to be at least $55 million plus adjustments for future net income and equity issuances, if any, (ii) minimum consolidated assets under management of $15.0 billion (excluding money market funds) as of each quarter end, (iii) a minimum interest coverage ratio (generally, adjusted EBITDA to interest expense as defined in and for the period specified in the Credit Facility agreement) of at least 2.75:1 as of any fiscal quarter end through December 31, 2009 and 3.00:1 as of any fiscal quarter end on and after March 31, 2010, and (iv) a leverage ratio (generally, total indebtedness as of any date to adjusted EBITDA as defined in and for the period specified in the Credit Facility agreement) of no greater than 3.50:1 through March 30, 2010 and 2.75:1 thereafter. For purposes of the Credit Facility, adjusted EBITDA generally means, for any period, net income of the Company before interest expense, income taxes, depreciation and amortization expense, and excluding non-cash stock-based compensation, unrealized mark-to-market gains and losses, certain severance, and certain non-cash non-recurring gains and losses as described in and specified under the Credit Facility agreement. At December 31, 2009, the Company was in compliance with all financial covenants.

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

Series B Convertible Preferred Stock

We currently have $45.0 million of Series B Convertible Preferred Stock (“Series B”) outstanding which is held by Harris Bankcorp. At December 31, 2009, 45,000 shares of Series B were authorized, issued and outstanding. The Series B is entitled to one vote for each share of our common stock into which the Series B is then convertible on all matters to be voted on by our shareholders, other than the election of directors; provided that the Series B is entitled to vote as a separate class to elect a Series B director (and Harris Bankcorp is entitle to nominate another director for election by our common stock). In addition, the Series B is entitled to vote separately as a class on certain corporate transactions, including, among other things, any merger or sale of all or substantially all of the assets of the Company or its subsidiaries (or similar transactions); any issuance of equity securities of the Company or its subsidiaries, except in certain limited circumstances; or our repurchase or other acquisition of our outstanding common stock. Additional significant terms of the Series B Convertible Preferred Stock and the rights of Harris Bankcorp pursuant to the Investment Agreement and Series B Certificate of Designations are as follows:

Dividends

The holders of our Series B are entitled to receive dividends, when and if declared by the Company’s board of directors (excluding those directors that represent Harris Bankcorp who do not vote on Series B dividends), equal to 8.0% per annum of the stated value of the Series B, before any dividends are declared or paid upon any equity securities of the Company that rank junior to the Series B with respect to payment of dividends or rights upon liquidation. Subject to certain limitations, these dividends may be paid either in cash or additional shares of our Series B at the discretion of the Company. In addition, the holders of our Series B are entitled to share in any dividends paid on shares of our common stock on a pro rata basis with the holders of our common stock.

Dividends payable on our Series B Convertible Preferred Stock are cumulative and will continue to accumulate daily, whether or not declared and paid and whether or not there are net profits legally available for the payment of dividends. Subject to certain exceptions, if the Company fails to pay any dividend required to be paid to the holders of the Series B Convertible Preferred Stock, no dividends may be declared or paid on any common stock or other junior stock, and no redemption, or acquisition of our common stock may be made by the Company until all required dividends on our Series B Convertible Preferred Stock have been paid in full. Under the terms of our Credit Facility, payment of dividends on the Series B Convertible Preferred Stock may not exceed 75% of free cash flow (as defined in the Credit Facility) for any quarter and are also restricted from being declared and paid if a default or event of default exists. When declaring the quarterly dividends, considerations of the board of directors include whether funds are lawfully available for payment of the dividend, our liquidity position and capital requirements, limitations imposed by any outstanding debt arrangements, the capital market environment and operating results and outlook. For the year ended December 31, 2009, $2.9 million of dividends have been declared and paid to holders of Series B Convertible Preferred Stock and $0.9 million has been accrued as of December 31, 2009. On March 4, 2010, the Board of Directors of the Company declared cash dividends on its Series B Convertible Preferred Stock for the three month periods ended December 31, 2009 of $0.9 million which the Company expects to pay in March of 2010.

In the event that the Company at any time elects to pay the quarterly dividend on the Series B in additional shares of preferred stock, any such issued preferred shares could also be converted into shares of the Company’s common stock, which, if such conversion were to occur, would result in additional dilution of the Company’s common stock. In addition, any additional shares of Series B issued would generally be entitled to all other rights our of the current Series B shares.

Future Equity Financing

If, at any time prior to December 31, 2010, the Company decides to raise equity financing (other than to issue shares pursuant to an employee benefit plan, an acquisition or a stock split, dividend or recapitalization), we must offer Harris Bankcorp the initial opportunity to provide such financing up to a principal amount of $25 million of newly issued preferred stock. This right is only available if Harris Bankcorp, or any affiliate, holds at least 10% of our outstanding common stock (including shares issuable on the conversion of our Series B), and is subject to receipt of the approval by the board of directors and shareholders of our funds. Any newly issued preferred stock will have the same terms as the current Series B, except with respect to the conversion price. The conversion price for any new Series B will be the lower of (i) the then applicable conversion price of the Series B and (ii) the current average price of our common stock over the ten trading days immediately prior to the execution of this additional financing right. As a result, should Harris Bankcorp choose to exercise the right it could cause the financing to be more expensive than financing we might otherwise obtain in the absence of such right.

In the event that Harris Bankcorp exercises this additional financing right and, as a result, beneficially owns in excess of 33% of our outstanding common stock (including shares issuable on the conversion of Series B) Harris Bankcorp will have the right to appoint one additional member to our Board, subject to regulatory considerations. If the consummation of the additional financing would result in an assignment of the investment advisory contracts of our clients (within the meaning of the Investment Company Act and the Investment Advisers Act), then the Company and Harris Bankcorp would structure the new securities to be issued (including, without limitation, by altering voting rights granted to Harris Bankcorp) to ensure that such an assignment will not occur.

Investor Put Right and Company Call Option

At any time after October 31, 2011, Harris Bankcorp has the right to require the Company to repurchase 9,783 shares of the Series B for a purchase price equal to the liquidation preference of the Series B. The price may be payable by the Company in cash or, at the election of the Company, with two senior promissory notes of equal amounts with terms of one and two years, respectively, with interest payable at LIBOR plus 3.00% per annum. The put right is guaranteed by PNX.

At any time prior to the exercise of the investor put right described above, the Company has the right to repurchase 9,783 shares of the Series B for a purchase price equal to the liquidation preference of the Series B.

The put right and the call option will expire should the average closing price of the Company’s common stock during any five consecutive trading day period exceed the conversion price per share of the Series B. The put right and the call option will also expire as to any shares of the Series B previously converted into Company common stock.

Liquidation Preference

Upon a liquidation of the Company, and after satisfaction of creditors and before any distribution is made to holders of any junior stock, holders of Series B will be entitled to receive a per share amount equal to the greater of (i) the stated value then in effect, plus any accumulated but unpaid dividends thereon through the date of liquidation, or (ii) the amount holders of Series B would be entitled to receive immediately prior to such liquidation if their Series B were converted into Company common stock at the conversion rate then in effect immediately prior to such liquidation, plus all declared accumulated but unpaid dividends on our Company common stock through the date of liquidation (the greater of (i) and (ii) is called the “liquidation preference”).

Conversion

Holders of Series B may convert any or all of their shares into shares of Company common stock at any time at the conversion rate set out below. In the event that the holders of a majority of the outstanding Series B approve a conversion of the Series B, all of the shares of Series B will be converted automatically into shares of Company common stock at the conversion rate set out below.

The conversion rate for each share of Series B is currently 38.3139 shares of our common stock for each share of Series B. The conversion rate is subject to customary anti-dilution adjustments. In the event that the closing price of our common stock exceeds 175% of the then applicable conversion price for at least twenty days out of the previous thirty days on which our common stock has traded, we may elect to cause each share of Series B to be converted into shares of our common stock at the conversion rate then in effect. However, holders of Series B may elect to retain their shares of Series B and forfeit their right to thereafter participate in any dividends paid on our common stock.

Redemption

At any time after October 31, 2014, we will have the option, on not less than 30 days’ notice to all holders, to redeem all (but not less than all) of the outstanding shares of Series B for cash consideration equal to the liquidation preference plus all accumulated and unpaid dividends and all accrued interest at a rate of LIBOR plus 3% per annum. At the election of the holders of a majority of the Series B, the Series B may be converted into shares of common stock immediately prior to any such redemption by us at the conversion rate then in effect. At any time after October 31, 2015, the holders of Series B will have the option to require us to redeem any or all of the outstanding shares of their Series B for cash consideration equal to the liquidation preference thereof plus any accumulated and unpaid dividends and all accrued interest thereon a rate of LIBOR plus 3% per annum.

Other

In addition, Harris Bankcorp has agreed to certain restrictions on transfer until June 30, 2011 and limited standstill restrictions until December 31, 2011.

The above summary of the rights and terms of the Series B and the Investment Agreement is subject in its entirety to the Certificate of Designations and Investment Agreement filed as Exhibits 3.4 and 10.8 to this Form 10-K.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2009:

	Payments Due
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
($ in millions)
Lease obligations	$11.6	$3.0	$3.0	$2.4	$3.2
Credit Facility, including interest (1)	15.9	0.5	15.4	—	—

Total	$27.5	$3.5	$18.4	$2.4	$3.2

(1)	At December 31, 2009, the Company has $15.0 million outstanding under the Credit Facility that has a variable interest rate. Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at the Company’s option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate, plus an applicable margin that ranges from 1.75% to 3.50%. At December 31, 2009, the interest rate in effect for the Credit Facility was 3.50%. Payments due are estimated based on the interest rate of 3.5% in effect on December 31, 2009.

The table does not include the 8% annual cumulative dividend on our Series B Convertible Preferred Stock, payable quarterly, in cash or in additional shares of Series B Convertible Preferred Stock. In addition, in certain cases, Harris Bankcorp can put the Series B Convertible Preferred Stock to the Company which is not reflected in the above table. For additional information concerning the Series B Convertible Preferred Stock, see “Series B Convertible Preferred Stock” above.

Impact of New Accounting Standards

For a discussion of accounting standards, see Note 2 to our consolidated financial statements for more information.

Critical Accounting Policies and Estimates

Our financial statements and the accompanying notes are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), which requires the use of estimates. Actual results will vary from these estimates. Management believes the following critical accounting policies are important to understanding our results of operations and financial position.

Goodwill

As of December 31, 2009, the carrying amount of goodwill was $5.0 million. Goodwill represents the excess of purchase price of acquisitions over the fair value of identified net assets and liabilities acquired. For goodwill, impairment tests for the Company are performed annually, or more frequently, should circumstances change which would indicate the fair value of goodwill is below its carrying amount. We have determined that the Company has only one reporting unit.

For our annual impairment test performed as of October 31, 2009, we estimated fair value based on consideration of several valuation techniques, which included (i) market-based multiple model, (ii) discounted cash flow model and (iii) market capitalization. For the year ended December 31, 2009, there were no goodwill impairments as the estimated fair value of goodwill was substantially in excess of its carrying value. Consistent with the overall market conditions in 2009, with the S&P 500 up approximately 23% for the year ended December 31, 2009, there were significant improvements in key valuation assumptions used in management’s valuation as compared to the prior year. Key assumptions included in our valuation included a discount rate of 17.0%, a long-term growth rate of 6.7% and operating margins of 17.0% and an average revenue multiple of 1.8x revenues. A 10% change in the key assumptions used would not have resulted in an impairment charge.

For the year ended December 31, 2008, we recorded total goodwill impairments of $449.0 million as a result of the changes in the market environment, specifically the equity market declines and a marked decrease in credit market liquidity. To determine the reporting unit fair value at annual and interim testing dates, management used a composite valuation derived from the methodologies described below.

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

In weighting the valuation methods described above, we applied a weighting of 40% for each of the market-based multiple model and the discounted cash flow model. More weight was given to these methods as management believed they provided the most consistent and reliable means from which to measure fair value during times of significant volatility. The Company weighted the market capitalization method at 10% since the Company had no history trading as a public company and volatility in markets may not have provided the most accurate depiction of fair value. The Company weighted the implied valuation from preferred stock at 10% since the instrument contained features that resemble both debt and equity and, therefore, provided a less reliable depiction of pure equity value. Had the Company weighted these four techniques evenly, the impairment charge would have increased by $4.5 million.

Significant deterioration in markets or declines in revenue or in the value of the Company could result in future impairment charges.

Indefinite-Lived Intangible Assets

As of December 31, 2009, the carrying values of indefinite-lived intangible assets were $29.5 million. Indefinite-lived intangible assets are comprised of investment advisory contracts with affiliated closed-end registered investment companies. Indefinite-lived intangible asset impairment tests are performed annually, or more frequently should circumstances change which would reduce the fair value below its carrying value.

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

For the year ended December 31, 2009, there were no indefinite-lived intangible asset impairments as the estimated fair value of indefinite-lived intangible assets was substantially in excess of its carrying value. Consistent with the overall market conditions in 2009, with the S&P 500 up approximately 23% for the year ended December 31, 2009, there were significant improvements in key valuation assumptions used in management’s valuation as compared to the prior year. For our annual impairment test performed as of October 31, 2009, the discount rate applied in the calculation used by the Company was 15.0%, based on an estimated cost of capital that reflects the current economic conditions. A 2.5% increase in the discount rate to 17.5% would not result in an impairment charge. A 10.0% decrease in assets under management underlying these investment advisory contracts would not result in an impairment charge.

During the year ended December 31, 2008, the Company recorded a $43.8 million impairment charge as a result of the changes in the market environment, specifically the equity market declines, a marked decrease in credit market liquidity and unprecedented government intervention in the financial markets. For our annual impairment test performed as of October 31, 2008, the discount rate applied in the calculation used by the Company was 17.0%, based on an estimated cost of capital that reflected the then current economic conditions. A 2.5% increase in the discount rate to 19.5% would result in additional impairment of $3.5 million. A 10.0% decrease in assets under management underlying these investment advisory contracts would result in additional impairment of $2.9 million.

Significant deterioration in markets or declines in revenue or in the value of the Company could result in future impairment charges.

Definite-Lived Intangible Assets

As of December 31, 2009, the carrying values of definite-lived intangible assets were $25.4 million. Definite-lived intangible assets are comprised of acquired investment advisory contracts. The Company monitors the useful lives of definite-lived intangible assets and revises the useful lives, if necessary, based on the circumstances. Significant judgment is required in estimating the period that these assets will contribute to our cash flows and the pattern over which these assets will be consumed. A change in the remaining useful life of any of these assets could have a significant impact on our amortization expense. All amortization expense has been, and continues to be, calculated on a straight-line basis.

For definite-lived intangible assets, impairment testing is performed whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the Company determines the carrying value of the definite-lived intangible assets is less than the sum of the undiscounted cash flows expected to result from the asset we will quantify the impairment using a discounted cash flow model.

The key assumptions in the discounted cash flow model include:

•	estimated remaining useful life of the intangible asset;

•	discount rate;

•	Investment management fee rates on assets under management; and

•	market expense ratio factor.

During the year ended December 31, 2009, no events or circumstances occurred that indicated the carrying value of definite-lived intangible assets might be impaired and therefore no impairment tests were performed during this period.

During the year ended December 31, 2008, the Company recorded definite-lived intangible assets impairment charges totaling $66.7 million. An interim test was triggered by management’s assessment that declines in assets and revenue supporting the advisory contracts coupled with a notice of termination from one large account required such a test. Other impairment tests were performed as the result of management’s assessment that the carrying amount of the definite lived intangible assets may not be recoverable as a result of changes in the market environment, primarily driven by equity market declines. Other contributors to the assessment were a marked decrease in credit market liquidity and unprecedented government intervention in the financial markets.

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

Significant deterioration in markets or declines in revenue or in the value of the Company could result in future impairment charges.

Revenue Recognition

Investment management fees are recorded as income during the period in which services are performed. Investment management fees, which are accrued monthly, are earned based upon a percentage of assets under management, and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payment. Management fees for structured finance products, such as CLOs and CDOs, that accrue as services are rendered but are subordinate to other interests and payable only if certain financial criteria of the underlying collateral are met, are recorded as income when the structured finance products are in compliance with required financial criteria and collectibility is reasonably assured. The Company accounts for investment management fees in accordance with ASC 605, Revenue Recognition, and has recorded its management fees net of fees paid to unaffiliated advisors. Amounts paid to unaffiliated sub-advisors for the years ended December 31, 2009, 2008 and 2007 were $19.0 million, $17.7 million and $21.6 million, respectively.

Investment management fees are calculated based on our assets under management. We rely on data provided to us by mutual funds and custodians in the pricing of assets under management, which are not reflected within our consolidated financial statements. The boards of our mutual funds and management of custodians of the assets we manage have formal pricing policies and procedures over pricing of investments. Given our reliance on the data provided to us by the mutual funds and the custodians in the pricing of the assets under management, management has established internal procedures to corroborate that mutual fund and custodial pricing appears adequate and has implemented processes to ensure valuation discrepancies are investigated and resolved.

Distribution and service fees are earned based on a percentage of assets under management and are paid monthly pursuant to the terms of the respective distribution and service fee contracts.

Administration and transfer agent fees consist of fund administration fees, transfer agent fees, fiduciary fees and underwriter fees. Fund administration fees are earned based on the average daily assets in the funds. Transfer agent fees are earned based on a contractual amount plus a fee based on the number of accounts at the end of a month. Fiduciary fees are recorded monthly based on the number of 401(k) accounts. Underwriter fees are sales-based charges on sales of certain class A-share mutual funds. The Company outsources certain back office functions related to administration and transfer agent fees. Administration fees are reported on a gross basis and transfer agent fees are reported on a net basis in accordance with ASC 605, Revenue Recognition. Transfer agent fees, which are reported net of payments to third-party service providers, for the years ended December 31, 2009, 2008 and 2007 were $4.3 million, $4.4 million and $6.5 million, respectively.

Accounting for Income Taxes

Significant judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. We concluded that a valuation allowance on substantially all of the Company’s deferred tax assets at December 31, 2009 is required. Our methodology for determining the realizability of deferred tax assets involves estimates of future taxable income from our operations and consideration of available tax planning strategies and actions that would be implemented by us, if necessary, as well as the expiration dates and amounts of carry forwards related to net operating losses and capital losses. These estimates are projected through the life of the related deferred tax assets based on assumptions that we believe to be reasonable and consistent with demonstrated operating results. The projection also includes consideration of the reversal of deferred tax liabilities that are in the same period and jurisdiction and are of the same character as the temporary differences that gave rise to the deferred tax assets. Changes in future operating results not currently forecasted may have a significant impact on the realization of deferred tax assets.

Prior to December 31, 2008, the Company was included in the consolidated federal income tax return filed by PNX and was a party to a tax sharing agreement by and among PNX and its subsidiaries. In accordance with this agreement, federal income taxes for the years ended December 31, 2008 and 2007 were allocated as if they had been calculated on a separate company basis, except that benefits for any net operating loss were provided to the extent such loss was utilized in the consolidated federal tax return. Deferred tax assets and/or liabilities were determined by multiplying the differences between the financial reporting basis and the tax reporting basis for assets and liabilities by the enacted tax rates expected to be in effect when such differences were recovered or settled. The effect on deferred taxes of a change in tax rates was recognized in income in the period that included the enactment date.

The tax separation agreement (the “Agreement”) between Virtus and PNX as of December 31, 2008, as amended on April 8, 2009, required PNX to make certain elections and waivers. The Agreement provided for a waiver of tax basis by PNX in an amount that was necessary to preserve (i) the deferred tax assets of $112.5 deferred tax assets reported as of December 31, 2008, which under generally accepted accounting principles, represents temporary differences and is recorded in the financial statements and (ii) tax basis in stock of subsidiary entities which, under generally accepted accounting principles, is not recorded in the financial statements. In September 2009, our former parent company filed its 2008 consolidated federal income tax return, which included Virtus as a majority-owned subsidiary.

In its federal income tax filing, PNX provided a waiver of tax basis sufficient to preserve the Company’s tax basis in intangible assets. The waiver and elections made by PNX and included in their tax return were contemplated and reflected in the Company’s deferred tax assets reported as of December 31, 2008. Based on our review of the information filed in the tax return, there were no significant changes in previously reported deferred tax assets. Deferred tax assets and liabilities and the corresponding valuation allowance have been adjusted, as necessary with no net impact to the Company’s income tax expense, to reflect changes in estimates that were identified based on the return filed by our former parent company.

Uncertain tax positions taken by the Company are accounted for under ASC 740, Income Taxes, which may require certain benefits taken on a tax return to not be recognized in the financial statements when there is the potential for certain tax positions to be successfully challenged by the taxing authorities.

Loss Contingencies

The likelihood that a loss contingency exists is evaluated using the criteria of ASC 450, Loss Contingencies, and is recorded if the likelihood of a loss is considered both probable and reasonably estimable at the date of the financial statements. We believe that we have considered relevant circumstances that we may be currently subject to, and the financial statements accurately reflect our reasonable estimate of the results of our operations, financial condition and cash flows for the years presented.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Our exposure to market risk is directly related to our role as investment advisor for the funds and accounts we manage as investment advisor. Most of our revenue for the three years ended December 31, 2009 was derived from investment management, distribution and fund administration fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

We are also subject to market risk due to a decline in the market value of our investments, consisting primarily of marketable securities. At December 31, 2009, the fair value of marketable securities was $9.4 million. Assuming a 10% increase or decrease in the fair value of marketable securities at December 31, 2009, our net loss would change by $0.8 million and our total comprehensive loss would change by $0.9 million for the year ended December 31, 2009.

Interest Rate Risk

In connection with the Company’s entry into the Credit Facility, on September 1, 2009 the Company repaid the previously outstanding note payable, which had a fixed interest rate of 9.00% per annum. At December 31, 2009, the Company has $15.0 million outstanding under the Credit Facility that has a variable interest rate. Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at the Company’s option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate, plus an applicable margin that ranges from 1.75% to 3.50%. At December 31, 2009, the interest rate in effect for the Credit Facility was 3.50%. A hypothetical 100 basis point change in interest rates for the year ended December 31, 2009 assuming our Credit Facility was in place on January 1, 2009 would have changed our interest expense by approximately $0.2 million.

Item 8.	Financial Statements and Supplementary Data.

The Audited Consolidated Financial Statements, including the Report of Independent Registered Public Accounting Firm, required by this item are presented beginning on page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation, as of the end of the period covered by this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policy or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based upon the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included in Item 15 of this Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information concerning the Company’s directors and nominees under the caption “Item 1—Election of Directors” and the information concerning the Audit Committee and the “audit committee financial expert” under the caption “Corporate Governance—Audit Committee” in the Company’s Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders, information concerning the Company’s executive officers under the caption “Executive Officers,” and the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders, are incorporated herein by reference.

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

The information concerning procedures by which shareholders may recommend director nominees set forth under the caption “Director Nomination Process” in the Company’s Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 11.	Executive Compensation.

The information relating to executive compensation and the Company’s policies and practices as they relate to the Company’s risk management is set forth under the captions “Executive Compensation,” “Director Compensation,” “Corporate Governance—Compensation Committee Assessment of Compensation and Compensation Risk” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders, and is incorporated herein by reference. The information included under the caption “Executive Compensation—Report of Compensation Committee” in the Company’s Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders is incorporated herein by reference but shall be deemed “furnished” with this report and shall not be deemed “filed” with this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the captions “Security Ownership by Certain Beneficial Owners and Management” and “Executive Compensation—Termination Payments and Change-in-Control Arrangements” in the Company’s Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders is incorporated herein by reference.

The following table sets forth information as of December 31, 2009 with respect to compensation plans under which shares of our common stock may be issued:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by security holders	886,987	$21.13	913,013
Equity compensation plans not approved by security holders	—	—	—
Total	886,987	$21.13	913,013

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions “Corporate Governance—Transactions with Related Persons” and “Corporate Governance—Director Independence” in the Company’s Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information regarding auditors fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services to be provided by the Company’s independent registered public accounting firm set forth under the caption “Item 2—Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements: The following Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements of Virtus are included in this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules:

All financial statement schedules have been omitted because the required information is either presented in the consolidated financial statements or the notes thereto or is not applicable or required.

Exhibits:

The following exhibits are filed herewith or incorporated by reference:

Exhibit Number	Exhibit Description

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Separation Agreement, Plan of Reorganization and Distribution by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc., dated as of December 18, 2008 (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 10-12B/A—Amendment No. 4 to Form 10, filed December 19, 2008).

(3)	Articles of Incorporation and Bylaws

3.1	Amended and Restated Certificate of Incorporation of Virtus Investment Partners, Inc., dated December 18, 2008 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-12B/A— Amendment No. 4 to Form 10, filed December 19, 2008).

3.2	Amended and Restated Bylaws of Virtus Investment Partners, Inc., adopted on January 28, 2010 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed February 2, 2010).

3.3	Certificate of Designations of Series A Non-Voting Convertible Preferred Stock and Series B Voting Convertible Preferred Stock of Virtus Investment Partners, Inc. (f/k/a Virtus Holdings, Inc.), dated October 31, 2008 (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-12B/A— Amendment No. 2 to Form 10, filed November 14, 2008).

3.4	Certificate of Amendment of the Certificate of Designations of Series A Non-Voting Convertible Preferred Stock and Series B Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q, filed August 13, 2009).

3.5	Certificate of Designations of Series C Junior Participating Preferred Stock of Virtus Investment Partners, Inc., dated December 29, 2008 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed January 2, 2009).

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Rights Agreement between Virtus Investment Partners, Inc. and Mellon Investor Services LLC, as Rights Agent, dated as of December 29, 2008 (adopted by the Registrant’s Board of Directors on December 18, 2008 including the form of Rights Certificate (as Exhibit B thereto) and the form of Summary of Rights (as Exhibit C thereto)) (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed January 2, 2009).

4.2	Note in favor of The Bank of New York Mellon as Lender, dated as September 1, 2009 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed September 4, 2009).

4.3	Note in favor of PNC Bank, National Association as Lender, dated as September 1, 2009 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed September 4, 2009).

(10)	Material Contracts

10.1	Transition Services Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc., dated as of December 18, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-12B/A—Amendment No. 4 to Form 10, filed December 19, 2008).

10.2	Tax Separation Agreement between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc., dated December 18, 2008 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-12B/A—Amendment No. 4 to Form 10, filed December 19, 2008).

Exhibit Number	Exhibit Description

10.3	Employee Matters Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc., dated December 18, 2008 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-12B/A—Amendment No. 4 to Form 10, filed December 19, 2008).

*10.4	Change in Control Agreement between George R. Aylward and Virtus Investment Partners, Inc., effective as of December 31, 2008 (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-12B/A—Amendment No. 4 to Form 10, filed December 19, 2008).

*10.5	Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-12B/A—Amendment No. 4 to Form 10, filed December 19, 2008).

*10.6	Virtus Investment Partners, Inc. Non-Qualified Excess Investment Plan, effective as of November 1, 2008 (incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-12B/A—Amendment No. 2 to Form 10, filed November 14, 2008).

*10.7	Virtus Investment Partners, Inc. Amended and Restated Executive Severance Allowance Plan, effective as of February 2, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed February 4, 2009).

10.8	Investment and Contribution Agreement by and among Phoenix Investment Management Company, Virtus Investment Partners, Inc. (f/k/a Virtus Holdings, Inc.), Harris Bankcorp, Inc. and The Phoenix Companies, Inc., dated October 30, 2008 (incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-12B/A—Amendment No. 2 to Form 10, filed November 14, 2008).

10.9	Loan Agreement by and between Phoenix Life Insurance Company and Phoenix Investment Partners, Ltd., dated December 30, 2005 (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 10-12B/A—Amendment No. 4 to Form 10, filed December 19, 2008).

10.10	First Amendment, dated June 1, 2006, to the Loan Agreement by and between Phoenix Life Insurance Company and Phoenix Investment Partners, Ltd., dated December 30, 2005 (incorporated by reference to Exhibit 10.10 of the Registrant’s Form 10-12B/A—Amendment No. 4 to Form 10, filed December 19, 2008).

10.11	Loan Agreement by and between Phoenix Life Insurance Company, as Lender and Virtus Investment Partners, Inc., as Borrower, dated December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed January 6, 2009).

10.12	Second Amendment, dated as of March 31, 2009, to the Loan Agreement by and between Phoenix Life Insurance Company, as Lender and Virtus Investment Partners, Inc., as Borrower (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed April 6, 2009).

10.13	Guarantee and Collateral Agreement made by Virtus Investment Partners Inc. and certain of its Subsidiaries in favor of Phoenix Life Insurance Company, as Lender, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed January 6, 2009).

10.14	Transaction Agreement by and among Harris Investment Management, Inc., Phoenix Investment Counsel, Inc., Harris Financial Corp. and Phoenix Investment Partners, LTD, dated as of March 28, 2006 (incorporated by reference Exhibit 6.01 of the Form SC 13D, filed January 12, 2009 by Bank of Montreal, Harris Financial Corp. and Harris Bankcorp, Inc.).

Exhibit Number	Exhibit Description

10.15	Strategic Partnership Agreement by and between Harris Investment Management, Inc. and Phoenix Investment Counsel, Inc., dated as of March 28, 2006 (incorporated by reference to Exhibit 6.02 of the Form SC 13D, filed January 12, 2009 by Bank of Montreal, Harris Financial Corp. and Harris Bankcorp, Inc.).

10.16	Amendment to Tax Separation Agreement, dated April 8, 2009, by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K, filed April 10, 2009).

*10.17	Form of Non-Qualified Stock Option Agreement under the Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q, filed May 13, 2009).

*10.18	Form of Restricted Stock Units Agreement under the Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q, filed May 13, 2009).

10.19	Credit Agreement among Virtus Investment Partners, Inc., as Borrower, the lenders party thereto and The Bank of New York Mellon as Administrative Agent, Issuing Bank and Lead Arranger, dated as of September 1, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed September 4, 2009).

10.20	Guarantee Agreement among Virtus Investment Partners, Inc., each of the subsidiary guarantors thereto and The Bank of New York Mellon, as Administrative Agent, dated as of September 1, 2009 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed September 4, 2009).

10.21	Security Agreement among Virtus Investment Partners, Inc., each of the other grantors thereto and The Bank of New York Mellon as Administrative Agent, dated as of September 1, 2009 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed September 4, 2009).

*10.22	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2009).

(21)	Subsidiaries of the Registrant

21.1	Virtus Investment Partners, Inc., Subsidiaries List (incorporated by reference to Exhibit 21.1 of the Registrant’s Form 10-12B/A—Amendment No. 2 to Form 10, filed November 14, 2008).

(23)	Consents of Experts and Counsel

23.1	Consent of Independent Registered Public Accounting Firm

(24)	Power of Attorney

24.1	Power of Attorney.

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 8, 2010

Virtus Investment Partners, Inc.

By:	/s/ MICHAEL A. ANGERTHAL
Michael A. Angerthal
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 8, 2010.

/s/ MARK C. TREANOR	/s/ GEORGE R. AYLWARD
Mark C. Treanor	George R. Aylward
Director and Non-Executive Chairman	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ JAMES R. BAIO	/s/ SUSAN FLEMING CABRERA
James R. Baio	Susan Fleming Cabrera
Director	Director

/s/ DIANE M. COFFEY	/s/ HUGH M. S. MCKEE
Diane M. Coffey	Hugh M. S. McKee
Director	Director

/s/ TIMOTHY A. HOLT	/s/ ROSS F. KAPPELE
Timothy A. Holt	Ross F. Kappele
Director	Director

/s/ EDWARD M. SWAN, JR.
Edward M. Swan, Jr.
Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Virtus Investment Partners, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Virtus Investment Partners, Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2009). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

March 5, 2010

Hartford, Connecticut

Virtus Investment Partners, Inc.

Consolidated Balance Sheets

	December 31,
	2009	2008
($ in thousands, except share data)
Assets
Current Assets
Cash and cash equivalents	$28,620	$51,056
Trading securities, at fair value	7,655	5,198
Available-for-sale securities, at fair value	1,789	1,216
Accounts receivable	19,400	18,087
Prepaid expenses and other assets	3,313	9,290

Total current assets	60,777	84,847
Furniture, equipment, and leasehold improvements, net	8,241	5,895
Intangible assets, net	54,844	60,985
Goodwill	4,795	4,795
Long-term investments and other assets ($2,143 and $0 at fair value, respectively)	5,366	2,487

Total assets	$134,023	$159,009

Liabilities and Stockholders’ Equity
Current Liabilities
Accrued compensation and benefits	$14,707	$22,867
Accounts payable	4,406	4,567
Income taxes payable	261	626
Other accrued liabilities	4,875	15,151
Broker-dealer payable	4,408	4,461
Current portion of long-term debt	—	4,000

Total current liabilities	28,657	51,672
Deferred taxes, net	8,567	8,527
Long-term debt	15,000	16,000
Lease obligations and other long-term liabilities	6,169	1,178

Total liabilities	58,393	77,377

Commitments and Contingencies (Note 9)
Series B redeemable convertible preferred stock (stated at liquidation value), $.01 par value, 45,000 shares authorized, issued and outstanding at December 31, 2009	45,900	45,000

Stockholders’ Equity
Common stock, $.01 par value, 1,000,000,000 shares authorized, 5,824,388 and 5,772,076 shares issued and outstanding at December 31, 2009 and 2008, respectively	58	58
Additional paid-in capital	902,962	903,825
Accumulated deficit	(873,145)	(866,661)
Accumulated other comprehensive loss	(145)	(590)

Total stockholders’ equity	29,730	36,632

Total liabilities and stockholders’ equity	$134,023	$159,009

See Notes to Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2009	2008	2007
($ in thousands, except per share data)
Revenues
Investment management fees	$79,651	$127,637	$158,998
Distribution and service fees	23,227	30,210	36,467
Administration and transfer agent fees	12,664	18,285	23,354
Other income and fees	1,610	2,142	7,398

Total revenues	117,152	178,274	226,217

Operating Expenses
Employment expenses	57,113	83,091	94,478
Distribution and administration expenses	29,939	41,345	50,089
Other operating expenses	26,630	45,323	44,438
Restructuring and severance	1,102	4,793	371
Goodwill and intangible asset impairment	—	559,264	301
Depreciation and other amortization	1,920	1,132	1,095
Amortization of intangible assets	7,071	25,132	30,097

Total operating expenses	123,775	760,080	220,869

Operating Income (Loss)	(6,623)	(581,806)	5,348

Other Income (Expense)
Realized and unrealized gain (loss) on trading securities	1,699	(4,882)	(792)
Other income (expense)	(279)	(2,191)	450

Total other income (expense)	1,420	(7,073)	(342)

Interest Income (Expense)
Interest expense	(1,784)	(2,620)	(26,739)
Interest income	624	903	1,633

Total interest expense	(1,160)	(1,717)	(25,106)

Loss Before Income Taxes	(6,363)	(590,596)	(20,100)
Income tax expense (benefit)	121	(61,508)	(5,950)

Net Loss	(6,484)	(529,088)	(14,150)

Preferred Stockholder Dividends	(3,760)	(470)	—

Net Loss Attributable to Common Stockholders	$(10,244)	$(529,558)	$(14,150)
Weighted average shares outstanding—basic and diluted (in thousands)	5,812	5,772	5,772
Loss per share—basic and diluted	$(1.76)	$(91.75)	$(2.45)

See Notes to Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

	For the Years Ended December 31, 2009, 2008 and 2007
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
($ in thousands)
Balances at December 31, 2006	10,000	—	576,646	(323,168)	3	253,481

Effect of adoption of new accounting principle	—	—	—	(255)	—	(255)
Net loss	—	—	—	(14,150)	—	(14,150)
Other comprehensive income:
Net unrealized loss on securities available-for-sale	—	—	—	—	(49)	(49)

Total comprehensive loss	—	—	—	—	—	(14,454)
Contribution from former parent	—	—	385,900	—	—	385,900

Balances at December 31, 2007	10,000	—	962,546	(337,573)	(46)	624,927

Net loss	—	—	—	(529,088)	—	(529,088)
Other comprehensive income:
Net unrealized loss on securities available-for-sale	—	—	—	—	(544)	(544)

Total comprehensive loss						(529,632)
Preferred shareholder dividend	—	—	(470)	—	—	(470)
Issuance of preferred stock	—	—	(45,000)	—	—	(45,000)
Distribution of tax attribute to former parent	—	—	(66,036)	—	—	(66,036)
Non-cash distribution of Goodwin Capital Advisors, Inc. to former parent	—	—	(8,427)	—	—	(8,427)
Cash contribution from former parent	—	—	38,094	—	—	38,094
Non-cash contribution from former parent	—	—	23,176	—	—	23,176
Consummation of spin-off transaction and distribution of common stock	5,762,076	58	(58)	—	—	—

Balances at December 31, 2008	5,772,076	58	903,825	(866,661)	(590)	36,632

Net loss	—	—	—	(6,484)	—	(6,484)
Other comprehensive income:
Net unrealized gain on securities available-for-sale	—	—	—	—	445	445

Total comprehensive loss	—	—	—	—	—	(6,039)
Preferred shareholder dividend	—	—	(3,760)	—	—	(3,760)
Issuance of common stock	52,312	—	—	—	—	—
Stock-based compensation			2,897	—	—	2,897

Balances at December 31, 2009	5,824,388	58	902,962	(873,145)	(145)	29,730

See Notes to Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
($ in thousands)
Cash Flows from Operating Activities:
Net loss	$(6,484)	$(529,088)	$(14,150)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	7,071	25,132	30,097
Goodwill and intangible asset impairments	—	559,264	301
Amortization of deferred commissions	2,755	3,128	3,141
Depreciation and other amortization	1,920	1,132	1,095
Stock-based compensation	3,521	2,468	3,100
Realized and unrealized (gains) losses on trading securities	(1,699)	4,882	792
Sale (purchase) of trading securities, net	(758)	1,809	226
Equity in earnings of affiliates, net of dividends	295	2,054	(191)
Payments of deferred commissions	(3,605)	(2,335)	(3,887)
Deferred taxes	40	(65,311)	(7,242)
Changes in operating assets and liabilities:
Accounts receivable	(1,313)	10,757	2,182
Prepaid expenses and other assets	(342)	(114)	(251)
Accounts payable and accrued liabilities	(8,885)	(11,226)	(9,317)
Income taxes payable	(365)	3,799	12,019
Other liabilities	(3,801)	—	(4,929)

Net cash provided by (used in) operating activities	(11,650)	6,351	12,986

Cash Flows from Investing Activities:
Purchase of investment management contract	(1,043)	(1,083)	(1,123)
Capital expenditures	(824)	(4,800)	(460)
Purchase of available-for-sale securities	(128)	(115)	(107)

Net cash used in investing activities	(1,995)	(5,998)	(1,690)

Cash Flows from Financing Activities:
Payment of preferred stockholder dividend	(2,860)
Repayment of long-term debt	(20,000)	(22,019)	(69,243)
Proceeds from long-term debt	15,000	—	—
Payment of deferred financing costs	(931)	—	—
Distribution to former parent	—	(2,187)	—
Contributions from former parent	—	38,094	60,900

Net cash provided by (used in) financing activities	(8,791)	13,888	(8,343)

Net increase (decrease) in cash and cash equivalents	(22,436)	14,241	2,953
Cash and cash equivalents, beginning of year	51,056	36,815	33,862

Cash and Cash Equivalents, End of Year	$28,620	$51,056	$36,815

Supplemental Cash Flow Information:
Interest paid	$1,319	$8,329	$30,802
Income taxes paid (refunded), net	$368	$(91)	$(10,531)
Non-Cash Financing Activities:
Contribution from former parent	$—	$23,176	$325,000
Distribution of tax attributes to former parent	$—	$(66,036)	$—
Non-cash furniture, equipment and leasehold improvement additions	$(3,442)	$—	$—

See Notes to Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements

1. Organization and Business

Virtus Investment Partners, Inc. (the “Company,” “we,” “us,” “our” or “Virtus”) operates primarily through its subsidiaries known as Virtus Investment Partners which commenced operations on November 1, 1995 through a reverse merger with Duff & Phelps Corporation. From 1995 to 2001, we were a majority-owned indirect subsidiary of The Phoenix Companies, Inc. (“PNX”). On January 11, 2001, a subsidiary of PNX acquired the outstanding shares of the Company not already owned and the Company became an indirect wholly-owned subsidiary of PNX. On October 31, 2008, after the sale of convertible preferred stock to Harris Bankcorp, Inc. (“Harris Bankcorp”), a subsidiary of the Bank of Montreal, we became an indirect, majority-owned subsidiary of PNX. On December 31, 2008, PNX distributed 100% of Virtus common stock to PNX stockholders in a spin-off transaction, excluding the net assets and business of the Company’s subsidiary, Goodwin Capital Advisers, Inc. (“Goodwin”), which had historically been a wholly owned subsidiary of the Company. Following the spin-off, PNX has no ownership interest in the Company and Harris Bankcorp owns 100% of the Company’s outstanding shares of Series B Convertible Preferred Stock.

The Company, through its wholly owned affiliates, provides a variety of investment management and related services to a broad base of individual and institutional clients throughout the U.S. The Company’s primary business is investment management and related services. Retail investment management services (including administrative services) are provided to individuals through products consisting of open-end mutual funds, closed-end funds and separately managed accounts. Separately managed accounts are offered to high-net-worth individuals of our affiliated managers and include intermediary programs that are sponsored and distributed by non-affiliated broker-dealers, and individual direct managed account investment services that are sold and administered by the Company. Institutional investment management services are provided primarily to corporations, multi-employer retirement funds and foundations, endowments and other special purpose funds. In addition, investment management services are provided on structured finance products, including collateralized debt obligations backed by portfolios of assets. The principal operating subsidiaries of the Company included in these consolidated financial statements are as follows:

•

VP Distributors, Inc. (“VPD”), a registered broker-dealer and registered transfer agent, serves principally as distributor, underwriter, transfer agent and fund administrator for products registered with the Securities and Exchange Commission (“SEC”).

•

Virtus Investment Advisers (“VIA”), a wholly owned affiliate of VPD, is a registered investment advisor providing investment management services primarily under agreements with registered investment companies.

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

•

Zweig Advisers LLC (“ZA”) and its wholly owned subsidiary, Euclid Advisors LLC (“Euclid”), are registered investment advisors providing investment management services primarily under agreements with affiliated registered investment companies. ZA and Euclid are collectively referred to as “Zweig” in the Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

•

Kayne Anderson Rudnick Investment Management, LLC (“KAR”), a registered investment advisor providing investment management services primarily to high-net-worth individuals and affiliated registered investment companies.

The consolidated statements of operations for the years ended December 31, 2008 and 2007 also include the results of Goodwin. Goodwin is a registered investment advisor providing investment management services primarily to institutional accounts, structured finance products, affiliated registered investment companies and Phoenix Life Insurance Company’s (“Phoenix Life”) general account. In connection with the spin-off, net assets of $8.4 million for Goodwin were distributed to PNX and the Company has no ownership interest in Goodwin after December 31, 2008. Goodwin continues to act as an unaffiliated sub-advisor providing investment management services to the Company.

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

The preparation of financial statements in conformity with GAAP requires the use of estimates. Accordingly, certain amounts in the consolidated financial statements contain estimates made by management. Actual results could differ from these estimates. Significant estimates, such as those used to determine the carrying value of goodwill and intangible assets, are discussed in these notes to the consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and highly liquid money market mutual fund investments.

Marketable Securities

Marketable securities consist of affiliated mutual fund investments and other publicly traded securities which are carried at fair value in accordance with Accounting Standards Codification (“ASC’) 320, Investments – Debt and Equity Securities. Mutual fund investments held by the Company’s broker-dealer subsidiary are classified as assets held for trading purposes. The Company provides the initial capital to funds or separately managed account strategies for the purpose of creating track records. For the years ended December 31, 2009, 2008 and 2007, the Company recognized realized gains and (losses) of $(1.5) million, $(1.7) million and $1.8, respectively. Other mutual fund investments held by the Company are considered to be available-for-sale, with any unrealized appreciation or depreciation, net of income taxes, reported as a component of accumulated other comprehensive income in stockholders’ equity. Marketable securities are marked to market based on the respective publicly quoted net asset values of the funds or market prices of the equity securities or bonds.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

Deferred Commissions

Deferred commissions, which are included in other assets, are commissions paid to broker-dealers on sales of mutual fund shares. Deferred commissions are recovered by the receipt of monthly asset-based distributor fees from the mutual funds or contingent deferred sales charges received upon redemption of shares within one to five years, depending on the share class. The deferred costs resulting from the sale of shares are amortized on a straight-line basis over a one to five-year period, depending on the fund, or until the underlying shares are redeemed. Deferred commissions are periodically assessed for impairment and additional amortization expense is recorded, as appropriate.

Furniture, Equipment and Leasehold Improvements

Furniture, equipment and leasehold improvements are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 10 years for furniture and office equipment, and 3 to 5 years for computer equipment and software. Leasehold improvements are depreciated over the estimated lives of the related leases. Major renewals or betterments are capitalized and recurring repairs and maintenance are expensed as incurred. Leasehold improvements that are funded upfront by a landlord and are constructed for the benefit of the Company are recorded at cost and depreciated on a straight-line basis over the minimum term of the lease and a corresponding lease incentive liability in the same amount is also recorded and amortized over the same period. During the year ended December 31, 2009, $3.2 million of leasehold improvements funded by landlords were capitalized and included in furniture, equipment and leasehold improvements with a corresponding liability recorded in other long-term liabilities for lease incentive liabilities.

Intangible Assets and Goodwill

Definite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of such assets, which range from 1 to 16 years. Effective October 1, 2008, based on the Company’s history and experience, it was determined that the useful lives of the open end mutual fund contracts was greater than previous estimates. The Company extended the useful lives of these assets to 16 years and, as a result, recognized $1.0 million less in amortization expense for the year ended December 31, 2008 and $4.2 million less of amortization expense for the year ended December 31, 2009. Definite-lived intangible assets are evaluated for impairment on an ongoing basis under GAAP whenever events or circumstances indicate that they carrying value of the definite-lived intangible asset may not be fully recoverable. The Company determines if impairment has occurred by comparing estimates of future undiscounted cash flows to the carrying value of assets. Assets are considered impaired, and an impairment is recorded, if the carrying value exceeds the expected future undiscounted cash flows.

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

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

Collateralized Debt and Loan Obligations

At December 31, 2009, VIA or SCM served as the investment advisors for collateralized debt obligations (“CDOs”). The CDOs, which are investment trusts, had aggregate assets of $0.9 billion, $0.8 billion and $3.4 billion at December 31, 2009, 2008 and 2007, respectively, that were primarily invested in a variety of fixed income securities. The CDOs reside in bankruptcy remote, special purpose entities in which the Company provides neither recourse nor guarantees. The Company has determined that it is not the primary beneficiary of these VIEs as defined by ASC 810, Consolidation. Accordingly, the Company’s financial exposure to these CDOs is limited only to the investment management fees it earns, which totaled $2.5 million, $5.0 million and $8.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Revenue Recognition

Investment management fees, distribution and service fees and administration and transfer agent fees are recorded as income during the period in which services are performed. Investment management fees, which are accrued monthly, are earned based upon a percentage of assets under management, and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payment. Management fees for structured finance products, such as CLOs and CDOs, that accrue as services are rendered, but are subordinate to other interests and payable only if certain financial criteria of the underlying collateral are met, are recorded as income when the structured finance products are in compliance with required financial criteria and collectibility is reasonably assured.

Gross investment management fees earned on open-end mutual funds range from 0.10% to 1.50% of average assets under management, depending on the type of fund. Investment management fees earned on closed-end funds range from 0.50% to 0.85% of average assets under management. Investment management fees earned on separately managed accounts and institutional accounts are negotiated and are based primarily on asset size, portfolio complexity and individual needs and range from 0.08% to 1.00%. Investment management fees earned on structured finance products range from 0.08% to 0.45% of the principal outstanding. The Company accounts for investment management fees in accordance with ASC 605, Revenue Recognition, and has recorded its management fees net of fees paid to unaffiliated sub-advisors. Amounts paid to unaffiliated sub-advisors for the years ended December 31, 2009, 2008 and 2007 were $19.0 million, $17.7 million and $21.6 million, respectively.

Distribution and service fees are earned based on a percentage of assets under management and are paid monthly pursuant to the terms of the respective distribution and service fee contracts.

Administration and transfer agent fees consist of fund administration fees, transfer agent fees, fiduciary fees and underwriter fees. Fund administration fees are earned based on the average daily assets in the funds. Transfer agent fees are earned based on a contractual amount plus a fee based on the number of accounts at the end of a month. Fiduciary fees are recorded monthly based on the number of 401(k) accounts. Underwriter fees are sales-based charges on sales of certain class A-share mutual funds. The Company outsources certain back office functions related to administration and transfer agent fees. Administration fees are reported on a gross basis and transfer agent fees are reported on a net basis in accordance with ASC 605, Revenue Recognition. Transfer agent fees, which are reported net of payments to third-party service providers, for the years ended December 31, 2009, 2008 and 2007 were $4.3 million, $4.4 million and $6.5 million, respectively.

Other income and fees consist primarily of redemption income on the early redemption of class B-share mutual funds and brokerage commissions and fees earned for distribution of nonaffiliated products. Commissions earned (and related expenses) are recorded on a trade date basis and are computed based upon contractual agreements.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

Income Taxes

Significant judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. We concluded that a valuation allowance on substantially all of the Company’s deferred tax assets at December 31, 2009 is required. Our methodology for determining the realizability of deferred tax assets involves estimates of future taxable income from our operations and consideration of available tax planning strategies and actions that would be implemented by us, if necessary, as well as the expiration dates and amounts of carry forwards related to net operating losses and capital losses. These estimates are projected through the life of the related deferred tax assets based on assumptions that we believe to be reasonable and consistent with demonstrated operating results. The projection also includes consideration of the reversal of deferred tax liabilities that are in the same period and jurisdiction and are of the same character as the temporary differences that gave rise to the deferred tax assets. Changes in future operating results not currently forecasted may have a significant impact on the realization of deferred tax assets.

Prior to December 31, 2008, the Company was included in the consolidated federal income tax return filed by PNX and was a party to a tax sharing agreement by and among PNX and its subsidiaries. In accordance with this agreement, federal income taxes for the years ended December 31, 2008 and 2007 were allocated as if they had been calculated on a separate company basis, except that benefits for any net operating loss were provided to the extent such loss was utilized in the consolidated federal tax return. Deferred tax assets and/or liabilities were determined by multiplying the differences between the financial reporting basis and the tax reporting basis for assets and liabilities by the enacted tax rates expected to be in effect when such differences were recovered or settled. The effect on deferred taxes of a change in tax rates was recognized in income in the period that included the enactment date.

Uncertain tax positions taken by the Company are accounted for under ASC 740, Income Taxes, which may require certain benefits taken on a tax return to not be recognized in the financial statements when there is the potential for certain tax positions to be successfully challenged by the taxing authorities.

Earnings Per Share

Earnings per share (“EPS”) is calculated in accordance with ASC 260, Earnings Per Share. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share takes into account the effect of dilutive instruments, such as common stock options, restricted stock units and Series B convertible preferred stock that were outstanding during the period and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding (treasury stock method).

Fair Value Measurements and Fair Value of Financial Instruments

On January 1, 2008, the Company adopted ASC 820, Fair Value Measurements and Disclosures. At December 31, 2009, all of the Company’s recurring fair value measurements, which consist solely of mutual funds and marketable securities, represent Level 1 fair value measurements, which, as defined in ASC 820, are quoted prices in active markets for identical assets or liabilities.

ASC 825, Financial Instruments, requires disclosure of the estimated fair values of financial instruments on a quarterly basis. Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments. The estimated fair value of long-

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

term debt at December 31, 2009, which has a variable interest rate, approximates its carrying value. Marketable securities are reflected in the financial statements at fair value based upon publicly quoted market prices.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash and cash equivalents in bank deposits with financial institutions. Cash deposits at these financial institutions may exceed Federal Deposit Insurance Corporation insurance limits.

Market Risk

The Company’s primary exposure to market risk is directly related to its role as investment advisor for various funds and accounts. Most of the Company’s revenues are derived from investment management fees, which are based on the fair value of the assets under its management. In addition, distribution and fund administration fees are also asset-based. A decline in the values of securities under management would cause revenues and income to decline.

The Company is also subject to market risk due to a decline in the values of its investments in marketable securities held for its own account. A change in the fair value of these investments would result in a corresponding change to either net income or other comprehensive income.

Employee Benefits

Effective November 1, 2008 the employees of the Company are eligible to participate in several employee benefit programs sponsored by the Company, including certain health care benefits, life insurance and a defined contribution 401(k) retirement plan administered by a third party. For the 401(k) plan, employees may contribute a percentage of their eligible compensation into the 401(k) retirement plan, subject to certain limitations imposed by the Internal Revenue Code (the “Code”). The Company matches employee contributions subject to certain limitations. Additionally, an excess benefit plan provides for those portions of benefit obligations that are in excess of amounts permitted by the Code. Employee benefit costs for the year ended December 31, 2009 were $4.1 million.

Prior to November 1, 2008, certain current and former employees of the Company and its subsidiaries were members of a group medical and group life plan, were covered under a qualified defined benefit pension plan, and were eligible to participate in a defined contribution 401(k) retirement plan, each of which was sponsored by PNX and administered by a third-party administrator. The PNX qualified pension and 401(k) retirement plans complied with the requirements established by the Employee Retirement Income Security Act of 1974 (“ERISA”). Prior to November 1, 2008, the Company was charged by Phoenix Life for its costs under these plans and for the Company’s matching portion of the 401(k) retirement plan. Employee benefit costs were $6.8 million and $8.9 million for 2008 and 2007, respectively. The Company does not maintain a qualified or non-qualified defined benefit plan.

Business Segment

ASC 280, Segment Reporting, establishes disclosure requirements relating to operating segments in annual and interim financial statements. The Company operates in one business segment, namely as an asset manager providing investment management and distribution services for retail and institutional products. Although the Company does make some disclosure regarding assets under management and other asset flows by product, the Company has determined that it operates in one business segment as it reviews financial performance at an

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

aggregate level. All of the products and services provided relate to investment management and are subject to a similar regulatory framework and environment. Investment organizations within the Company are generally not aligned with specific product lines. Investment professionals may manage both retail and institutional products.

Reclassifications

Certain prior year figures in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows have been reclassified to conform with current year presentation.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB ASC, or Codification. Codification creates a single source of authoritative nongovernmental generally accepted accounting principles in the United States of America. The Company adopted Codification for the quarter ending September 30, 2009. Codification did not have an impact on the Company’s financial position or results of operations.

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

In May 2009, the FASB amended ASC 855, Subsequent Events. ASC 855, as amended, establishes general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted this guidance for the quarter ended June 30, 2009, resulting in additional disclosure surrounding the period used to evaluate subsequent events. The adoption did not have a significant impact on our financial position or results of operations of the Company.

In June 2009, the FASB amended ASC 810, Consolidation and ASC 860, Transfers and Servicing. ASC 810 and ASC 860, as amended, provides significant changes in the manner in which entities account for securitizations and special-purpose entities. The amendments are effective for transfers of financial assets occurring on or after January 1, 2010 and for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. The Company does not expect the adoption to have a significant impact on the Company’s financial position or results of operations.

3. Goodwill and Intangible Assets

Intangible assets at December 31, were as follows:

	2009	2008
($ in thousands)
Definite-lived intangible assets:
Investment contracts	$268,512	$287,596
Accumulated amortization	(243,158)	(256,101)

Definite-lived intangible assets, net	25,354	31,495
Indefinite-lived intangible assets	29,490	29,490

Total intangible assets, net	$54,844	$60,985

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

Activity in intangible assets and goodwill for the years ended December 31, was as follows:

	Years Ended December 31,
	2009	2008	2007
($ in thousands)
Intangible assets
Balance, beginning of period	$60,985	$208,176	$237,746
Purchases	930	1,083	828
Goodwin distribution to former parent	—	(12,898)	—
Amortization	(7,071)	(25,132)	(30,097)
Impairment	—	(110,244)	(301)

Balance, end of period	$54,844	$60,985	$208,176

Goodwill
Balance, beginning of period	4,795	454,369	454,369
Goodwin distribution to former parent	—	(554)	—
Impairment	—	(449,020)	—

Balance, end of period	$4,795	$4,795	$454,369

Definite-lived intangible asset amortization for the next five years is estimated as follows: 2010—$4.6 million, 2011—$3.7 million, 2012—$3.6 million, 2013—$3.6 million, 2014—$3.5 million and thereafter—$6.4 million. At December 31, 2009, the weighted average estimated remaining amortization period for definite-lived investment contracts is 6.8 years.

During the first quarter of 2008, the Company recorded a $10.5 million pre-tax impairment on identified intangible assets related to institutional investment management contracts. This impairment resulted from the termination of certain contracts and related factors.

During the third and fourth quarters of 2008, the Company recorded impairments on intangible assets and goodwill totaling $548.8 million. During the year ended December 31 2008, the Company determined that a triggering event requiring an impairment assessment had occurred as a result of significant declines in the equity markets, and the decline in valuations of financial companies in 2008. The primary drivers of the impairment were a reduction in assets under management due to markets being at multi-year lows and valuation multiples for asset managers also being at multi-year lows. The equity markets and valuation multiples continued to significantly deteriorate in the fourth quarter of 2008, resulting in additional impairment after the Company conducted its annual impairment assessments and the assessment required in connection with the spin-off transaction. The Company used a discounted cash flow model to calculate the fair value of definite-lived and indefinite-lived intangible assets. To test for impairment of goodwill, the Company obtained and weighted several estimates of the fair value of the reporting unit, including discounted cash flow analyses, a revenue multiple analysis, a market transaction, and the Company’s market capitalization.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

4. Marketable Securities

The Company’s marketable securities consist of both trading (including securities held by a broker-dealer affiliate) and available-for-sale securities. The composition of the Company’s marketable securities at December 31, was as follows:

December 31, 2009
	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Equity securities, affiliate equity strategy	$456	$—	$219	$675
Affiliated mutual funds	8,017	(1,827)	790	6,980

Total trading securities	8,473	(1,827)	1,009	7,655

Available-for-sale:
Affiliated closed-end funds	1,863	(74)	—	1,789

Total marketable securities	$10,336	$(1,901)	$1,009	$9,444

December 31, 2008
	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Equity securities, affiliate equity strategy	$523	$—	$20	$543
Affiliated mutual funds	9,156	(4,501)	—	4,655

Total trading securities	9,679	(4,501)	20	5,198

Available-for-sale:
Affiliated closed-end funds	1,736	(520)	—	1,216

Total marketable securities	$11,415	$(5,021)	$20	$6,414

At December 31, 2009 and 2008, all of the Company’s financial instruments that are measured at fair value, which consist solely of mutual funds and marketable securities, utilize a Level 1 valuation technique which, as defined in ASC 820, Fair Value Measurements and Disclosures, is quoted prices in active markets for identical assets or liabilities.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

5. Furniture, Equipment and Leasehold Improvements

Furniture, equipment, and leasehold improvements at December 31, were comprised of the following:

	2009	2008
($ in thousands)
Computer equipment and software	$5,039	$4,833
Leasehold improvements	5,592	2,117
Furniture and office equipment	7,634	7,844

	18,265	14,794
Accumulated depreciation and amortization	(10,024)	(8,899)

Furniture, equipment and leasehold improvements, net	$8,241	$5,895

6. Long-Term Investments and Other Assets

Long-term investments and other assets include deferred commissions, equity method investments, deferred compensation plan assets and security deposits. A summary of the significant items included in this caption is as follows:

Deferred Commissions

Deferred commissions, which are included in other assets, are commissions paid to broker-dealers on sales of mutual fund shares. Deferred commissions are recovered by the receipt of monthly asset-based distributor fees from the mutual funds or contingent deferred sales charges received upon redemption of shares within one to five years, depending on the share class. The deferred costs resulting from the sale of shares are amortized on a straight-line basis over a one to five-year period, depending on the fund, or until the underlying shares are redeemed. Deferred commissions were $2.6 million and $1.8 million at December 31, 2009 and 2008, respectively.

Inverness Partnerships

At December 31, 2009 and 2008, the Company had a 23% interest in Inverness/Phoenix Capital LLC (“IPC”). IPC is a joint venture with Inverness Management LLC, an unrelated third-party. IPC acts as a general partner to a private equity limited partnership, Inverness /Phoenix Partners LP (“IPP”), in which the Company also owns an interest. IPP is approaching the end of its contractual life and will be dissolved after the disposition of its single remaining portfolio investment. IPC and IPP are accounted for using the equity method. The Company’s share of the earnings of unconsolidated investments is included in other income in the Statements of Operations.

At December 31, 2009 and 2008, the Company’s investment in IPP was $0.3 million and $0.4 million, respectively. At December 31, 2009 and 2008, the Company had a liability of $1.3 million and $1.1 million, respectively, recorded in other accrued liabilities in the Company’s Consolidated Balance Sheet to reflect a negative capital balance associated with the Company’s general partnership interest in IPC as the Company may be required to refund distributions previously received, depending on the future performance of the remaining investment held in IPP.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

Deferred Compensation

The Company has a non-qualified retirement plan (the “Excess Incentive Plan”) that allows certain employees to voluntarily defer compensation. Under the Excess Incentive Plan, participants elect to defer a portion of their compensation which the Company then contributes into a trust. Each participant is responsible for designating investment options for assets they contribute and the ultimate distribution paid to each participant reflects any gains or losses on the assets realized while in the trust. The Company holds deferred compensation in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. As of December 31, 2009, $2.1 million is included in long-term investments and other assets in the Company’s Consolidated Balance Sheet representing the assets held in the trust and $2.1 million if recorded in lease obligations and other long-term liabilities in the Company’s Consolidated Balance Sheet representing the deferred compensation obligation to participants. Assets in the trust consist of mutual funds and are recorded at fair value, utilizing Level 1 valuation techniques.

7. Income Taxes

The components of the provision for income taxes for the years ended December 31, were as follows:

	2009	2008	2007
($ in thousands)
Current
Federal	$—	$3,419	$(499)
State	81	360	1,790

Total current tax expense (benefit)	81	3,779	1,291

Deferred
Federal	—	(61,062)	(7,244)
State	40	(4,225)	3

Total deferred tax benefit	—	(65,287)	(7,241)

Total expense (benefit) for income taxes	$121	$(61,508)	$(5,950)

The following presents a reconciliation of the provision (benefit) for income taxes computed at the federal statutory rate to the provision (benefit) for income taxes recognized in the consolidated statements of operations for the periods indicated:

	Years Ended December 31,
	2009		2008		2007
($ in thousands)
Tax at statutory rate	$(2,227)	(35)%	$(206,708)	(35)%	$(7,035)	(35)%
State taxes, net of federal benefit	70	1%	(2,512)	(3)%	1,141	5%
Goodwill amortization and impairments	—	—	83,957	14%	17	—
Adjustments to tax accruals	1,313	21%	—	—	13	—
Contingency reserve	—	—	(500)	—	—	—
Change in valuation allowance	836	13%	80,488	16%	—	—
Goodwin spin	—	—	(14,917)	(2)%	—
Other, net	129	2%	(1,316)	—	(86)	—

Income tax expense (benefit)	$121	2%	$(61,508)	(10)%	$(5,950)	(30)%

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

Deferred taxes resulted from temporary differences between the amounts reported in the consolidated financial statements and the tax basis of assets and liabilities. The tax effects of temporary differences at December 31, were as follows:

	2009	2008
($ in thousands)
Deferred tax assets:
Intangible assets	$86,333	$92,047
Net operating losses	23.663	14,392
Other	5,721	6,087

Gross deferred tax assets	115,717	112,526
Valuation allowance	(108,754)	(105,815)

Gross deferred tax assets after valuation allowance	6,963	6,711

Deferred tax liabilities:
Intangible assets	(14,031)	(15,133)
Other investments	(1,499)	(105)

Gross deferred tax liabilities	(15,530)	(15,238)

Deferred tax liability, net	$(8,567)	$(8,527)

The tax separation agreement (the “Agreement”) between Virtus and PNX as of December 31, 2008, as amended on April 8, 2009, required PNX to make certain elections and waivers. The Agreement provided for a waiver of tax basis by PNX in an amount that was necessary to preserve (i) the deferred tax assets of $112.5 million reported as of December 31, 2008, which under generally accepted accounting principles, represents temporary differences and is recorded in the financial statements and (ii) tax basis in stock of subsidiary entities which, under generally accepted accounting principles, is not recorded in the financial statements. In September 2009, our former parent company filed its 2008 consolidated federal income tax return, which included Virtus as a majority-owned subsidiary.

In its federal income tax filing, PNX provided a waiver of tax basis sufficient to preserve the Company’s tax basis in intangible assets. The waiver and elections made by PNX and included in their tax return were contemplated and reflected in the Company’s deferred tax assets reported as of December 31, 2008. Based on our review of the information filed in the tax return, there were no significant changes in previously reported deferred tax assets. Deferred tax assets and liabilities and the corresponding valuation allowance have been adjusted, as necessary with no net impact to the Company’s income tax expense, to reflect changes in estimates that were identified based on the return filed by our former parent company.

As of December 31, 2009, the Company had deferred tax assets of $10.3 million and $0.6 million related to net operating losses and capital losses, respectively, for federal income tax purposes. The related federal net operating loss carryovers are scheduled to begin to expire in the year 2019. The related federal capital loss carryovers are scheduled to expire beginning in year 2010. As of December 31, 2009, the Company had deferred tax assets of $13.4 million and $2.0 million related to net operating losses and capital losses, respectively, for state income tax purposes. The related state net operating loss carryovers are scheduled to begin to expire in the year 2019. The related state capital loss carryovers are scheduled to expire beginning in year 2010.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

During the year ended December 31, 2009, due to known changes in the Company’s stockholder base, management conducted a study to evaluate whether an ownership change had occurred as defined under Internal Revenue Code Section 382 (“Section 382”). Section 382 may limit the ability to utilize tax attributes if an ownership change occurs. Management concluded that an ownership change has occurred, however, the Section 382 limitations did not result in the loss or limitation in the availability of the use of federal net operating loss carryovers. The ownership change did result in a reduction in the amount of amortization that the Company can deduct in computing federal taxable income each year.

Activity in unrecognized tax benefits for the years ended December 31, 2009, 2008 and 2007 was as follows:

(in thousands)	2009	2008	2007
Balance, beginning of year	—	$500	$472
Decrease related to tax positions taken in prior years	—	(500)	—
Increase related to positions taken in the current year	—	—	28

Balance, end of year	—	$—	$500

The Company records interest and penalties related to income taxes as a component of income tax expense. The Company recorded no interest or penalties related to uncertain tax positions at December 31, 2009, 2008 and 2007. Based upon the timing and status of its current examinations by taxing authorities, the Company does not believe that it is reasonably possible that any changes to the balance of unrecognized tax benefits occurring within the next 12 months will result in a significant change to the results of operations, financial condition or liquidity. In addition, the Company does not anticipate that there will be additional payments made or refunds received within the next 12 months with respect to the years under audit.

The earliest federal tax year open for examination is 2006. The earliest open years in the Company’s major state tax jurisdictions are 1998 and 2005 for Connecticut and New York, respectively. The Company does not believe that any adjustment from any open tax year will result in a material change in the Company’s financial position.

8. Long-Term Debt

Credit Facility:

On September 1, 2009, the Company entered into a credit agreement (the “Credit Facility”) that provides a senior secured revolving credit facility for the Company with a two-year term, maturing in September 2011. The Credit Facility provides borrowing capacity of up to $30.0 million in the first year of the facility and up to $18.0 million thereafter, with a $2.0 million sub-limit for the issuance of standby letters of credit. Borrowings under the Credit Facility may not at any time exceed a minimum asset coverage ratio of 1.75, which represents the sum of the Company’s cash, marketable securities and investment management fee receivables, excluding certain specified assets, to total outstanding indebtedness (including outstanding letters of credit). The Credit Facility is secured by substantially all of the assets of the Company. At December 31, 2009, $15.0 million was outstanding under the Credit Facility.

Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at the Company’s option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate (as defined in the Credit Facility agreement), plus an applicable margin that ranges from 1.75% to 3.50%. At December 31, 2009, the

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

interest rate in effect for the Credit Facility was 3.50%. Under the terms of the Credit Facility the Company is also required to pay certain fees, including an annual commitment fee of 0.50% on undrawn amounts and a letter of credit participation fee at an annual rate equal to the applicable margin as well as any applicable fronting fees, each of which is payable quarterly in arrears.

The Credit Facility contains customary restrictive covenants, including covenants that restrict (subject in certain instances to minimum thresholds or exceptions) the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create liens, merge or make acquisitions, dispose of assets, enter into leases, sale/leasebacks or acquisitions of capital stock, and make distributions, dividends, loans, guarantees, investments or capital expenditures, among other things. In addition, the Credit Facility contains certain financial covenants, the most restrictive of which include: (i) minimum required consolidated net worth as of any fiscal quarter end (total stockholders’ equity plus the liquidation preference of outstanding convertible preferred shares) to be at least $55 million plus adjustments for future net income and equity issuances, if any, (ii) minimum consolidated assets under management of $15.0 billion (excluding money market funds) as of each quarter end, (iii) a minimum interest coverage ratio (generally, adjusted EBITDA to interest expense as defined in and for the period specified in the Credit Facility agreement) of at least 2.75:1 as of any fiscal quarter end through December 31, 2009 and 3.00:1 as of any fiscal quarter end on and after March 31, 2010, and (iv) a leverage ratio (generally, total indebtedness as of any date to adjusted EBITDA as defined in and for the period specified in the Credit Facility agreement) of no greater than 3.50:1 through March 30, 2010 and 2.75:1 thereafter. For purposes of the Credit Facility, adjusted EBITDA generally means, for any period, net income of the Company before interest expense, income taxes, depreciation and amortization expense, and excluding non-cash stock-based compensation, unrealized mark-to-market gains and losses, certain severance, and certain non-cash non-recurring gains and losses as described in and specified under the Credit Facility agreement. At December 31, 2009, the Company was in compliance with all financial covenants.

The Credit Facility agreement also contains customary provisions regarding events of default which could result in an acceleration of amounts due under the facility, including failure to pay principal or interest when due, failure to satisfy or comply with covenants, change of control, certain judgments, invalidation of liens, and cross-default to other debt obligations.

Notes Payable:

Prior to the Credit Facility, the Company entered into various note payable and debt agreements with PNX. Interest was payable in arrears at annual rates of 9.00% for the year ended December 31, 2009, 6.55% for the year ended December 31, 2008 and ranging from 5.32% to 7.56% for the year ended December 31, 2007. During 2007, the PNX board of directors deemed it to be in the best interests of PNX and the Company to forgive the remaining intra-company indebtedness associated with these notes in the amount of $325.0 million effective as of December 31, 2007. In connection with the Company’s entry into the Credit Facility, on September 1, 2009 the Company repaid the previously outstanding $18.0 million note payable principal in full along with unpaid and accrued interest using $15.0 million of proceeds from the Credit Facility and $3.0 million of cash on hand.

9. Commitments and Contingencies

Legal Matters

The Company is regularly involved in litigation and arbitration as well as examinations and investigations by various regulatory bodies, including the SEC, involving our compliance with, among other things, securities laws, client investment guidelines, laws governing the activities of broker-dealers and other laws and regulations affecting our products and other activities. Legal and regulatory matters of this nature may involve activities as

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

an employer, issuer of securities, investor, investment advisor, broker-dealer or taxpayer. The Company believes that the outcomes of its legal or regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on its consolidated financial condition. However, it is not feasible to predict the ultimate outcome of all legal claims or matters or provide reasonable ranges of potential losses, and in the event of unexpected subsequent developments and given the inherent unpredictability of these legal and regulatory matters, there can be no assurance that our assessment of any claim, dispute, regulatory examination or investigation or other legal matter will reflect the ultimate outcome and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.

Insight Funds

On May 18, 2006, the Company acquired the rights to advise, distribute and administer the Insight Funds from Harris Investment Management, Inc. (“Harris”) for $4.1 million plus $1.3 million of transaction costs. As discussed further in Note 13, Harris is a related party of the Company.

Under the terms of the agreement, during its first four years, the Company is required to make additional annual payments to Harris related to the purchase of contracts of certain money market funds based upon the net profits earned on those funds. The Company has made cumulative payments totaling $3.2 million related to the first three years of this agreement and has accrued $0.4 million at December 31, 2009 related to the fourth annual payment that will occur in 2010. The initial purchase price and these additional money market payments have been allocated to identified intangible assets and are being amortized over periods ranging from one to five years. Harris continues to manage the majority of the Insight Funds as sub-advisor.

Additionally, the Company entered into a strategic partnership agreement with Harris, whereby Harris would be available to the Company as a sub-advisor for non-Harris funds. Harris was subsequently appointed a sub-advisor to certain funds. The agreement includes a provision that requires the Company to pay on the fifth anniversary of the closing date an amount equal to the lesser of (i) $20.0 million, less certain cash flows paid to Harris from the closing date to the fifth anniversary of the closing date or (ii) $35.0 million, adjusted by a factor representing the percentage of average assets that are sourced by Harris after five years. As the calculations are based on facts that can only be determined at the end of five years, and as there are significant variables that can impact such calculations, any obligation is not estimable at this time. The Company has performed a projected calculation and determined that no payment would be required based on current facts and circumstances. The Company does not believe that it is probable or reasonably possible that a liability has been incurred.

Other Matters

The Company indirectly guarantees the activities of its broker-dealer subsidiary. In addition, in the ordinary course of business the Company may enter into contracts with third parties pursuant to which the third parties provide services on the Company’s behalf or the Company provides services on behalf of the third parties. In certain circumstances, the Company may agree to indemnify the third-party service provider. The terms of indemnification may vary from contract to contract and the amount of indemnification liability, if any, cannot be determined. The Company made no payments to third parties in 2009, 2008 or 2007 and has recorded no liabilities with regard to commitments as of December 31, 2009. The Company believes that any risk of loss for direct or indirect guarantees is remote and would not have a material impact on the Company’s operating results or financial position.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

Lease Commitments

The Company incurred rental expenses, primarily related to office space, on operating leases of $2.8 million, $6.5 million and $4.2 million in 2009, 2008 and 2007, respectively, and received income from subleases of $0.3 million, $1.7 million and $1.1 million in 2009, 2008 and 2007, respectively. The Company is committed to the following future net minimum rental payments under non-cancelable leases:

	Lease Payments	Income From Subleases	Net Lease Payments
($ in thousands)
2010	$3,000	$340	$2,660
2011	1,658	78	1,580
2012	1,338	—	1,338
2013	1,192	—	1,192
2014	1,189	—	1,189
2015 and thereafter	3,265	—	3,265

	$11,642	$418	$11,224

10. Capital and Reserve Requirement Information

As a broker-dealer registered with the SEC, VPD is subject to certain rules regarding minimum net capital. VPD operates pursuant to Rule 15c3-1, paragraph (a) of the Securities Exchange Act of 1934 and, accordingly, is required to maintain a ratio of “aggregate indebtedness” to “net capital” (as those items are defined in the rule) which may not exceed 15.0 to 1.0.

Aggregate indebtedness, net capital, and the resultant ratio for VPD were as follows:

	December 31,
	2009	2008
($ in thousands)
Aggregate indebtedness	$13,142	$9,243
Net capital	5,802	11,095
Ratio of aggregate indebtedness to net capital	2.3 to 1	0.8 to 1

VPD’s minimum required net capital at December 31, 2009 and 2008 based on its aggregate indebtedness on those dates, was $0.9 million and $0.6 million, respectively.

The operations of VPD do not include the physical handling of securities or the maintenance of open customer accounts. Accordingly, VPD is exempt from the reserve provisions of Rule 15c3-3 under the exemption allowed by paragraph (k)(2)(i) of such rule.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

11. Restructuring and Severance

During 2008, the Company consolidated certain overlapping investment strategies and closed two locations, resulting in employee headcount reductions and lease abandonments. During 2005, the Company undertook a restructuring of the business, incurring costs primarily related to employee reductions including severance. Additionally, as a result of these reductions, in 2006, excess office space was vacated and made ready to sublet. Lease losses associated with various abandoned office space have been recognized representing the Company’s best estimate of the present value of the amount owed under the leases reduced by sub-lease income. A summary of lease abandonment costs for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
($ in thousands)
Beginning unpaid balance	$1,835	$3,693	$5,741
Restructuring expense related to lease abandonment	—	848	—
Costs paid	(740)	(2,706)	(2,048)

Ending unpaid balance	$1,095	$1,835	$3,693

For the years ended December 31, 2009, 2008 and 2007, severance costs, which are generally paid within a short duration of being incurred, were $1.1 million, $3.9 million and $0.4 million.

12. Other Comprehensive Income

The components of other comprehensive income, and related tax effects, were as follows:

	Before Tax	Tax Expense (Benefit)	Net-of- Tax
($ in thousands)
Year Ended December 31, 2009
Unrealized gains on securities available-for-sale:
Unrealized holding gains arising during period	$445	$—	$445

Other comprehensive income	$445	$—	$445

Year Ended December 31, 2008
Unrealized losses on securities available-for-sale:
Unrealized holding losses arising during period	$(544)	$—	$(544)

Other comprehensive loss	$(544)	$—	$(544)

Year Ended December 31, 2007
Unrealized losses on securities available-for-sale:
Unrealized holding losses arising during period	$(75)	$26	$(49)

Other comprehensive loss	$(75)	$26	$(49)

There were no sales of available-for-sale securities during the years ended December 31, 2009, 2008 and 2007.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

13. Other Related Party Transactions

Harris Bankcorp Related Party Transactions

Effective as of December 31, 2008, Harris Bankcorp owns 100% of the Company’s outstanding shares of Series B Convertible Preferred Stock. The Company acquired the rights to advise, distribute and administer the Insight Funds from Harris Investment Management, Inc., a subsidiary of Harris Bankcorp, in May 2006. Sub-advisory fees, which are netted against investment management fees in the Consolidated Statement of Operations, and distribution and administration fee expenses paid or payable to Harris Bankcorp related to the Insight Funds for the year ended December 31, 2009 and the period from October 31, 2008, the date of the original preferred stock investment, through December 31, 2008 were as follows:

	2009	2008
($ in thousands)
Sub-advisory investment management fees	$5,791	$979
Distribution and administration expenses	2,997	270

Total fees and expenses related to Harris Bankcorp	$8,788	$1,249

In addition, for the first four years after becoming the advisor of the Harris Insight mutual funds, the Company has agreed to pay to Harris Bankcorp 50.0% of the net profit earned by the Company on the money market mutual funds acquired from Harris Bankcorp. These payments are accrued throughout the year and paid annually. During the year ended December 31, 2009, the Company paid $1.0 million to Harris Bankcorp pursuant to this agreement.

At December 31, 2009 and December 31, 2008, $1.3 million and $2.1 million, respectively, was payable to Harris Bankcorp and its affiliates related to sub-advisory investment management fees, distribution fees and money market earn-out obligations in accordance with the above agreement.

Phoenix Related Party Transactions

Revenues

Prior to the spin-off, the Company managed assets and provided other investment advisory services to PNX and Phoenix Life, which at the time were related parties. The revenues earned from managing related party assets for the years ended December 31, were as follows:

	2008	2007
($ in thousands)
Management fees	$15,122	$14,774
Other income and fees	615	645

Total	$15,737	$15,419

The Company received management fees of 0.10% and 0.09% of the net asset value of the Phoenix Life General Account assets under management in 2008 and 2007, respectively. The Company’s transactions with Phoenix Life represented 8% and 6% of total revenue for the years ended December 31 2008 and 2007, respectively The revenues related to Phoenix Life were, and continue to be, managed by Goodwin, which is no longer part of the Company effective December 31, 2008.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

Operating Expenses

Prior to the spin-off, Phoenix Life provided certain administrative services at the request of the Company. Additionally, certain of the Company’s active and retired employees participated in the Phoenix Life multi- employer retirement and benefit plans prior to the spin-off (see Note 2). The expenses recorded by the Company for significant services provided by Phoenix Life for the years ended December 31, were as follows:

	2008	2007
($ in thousands)
Total Operating Expenses	$18,890	$23,821

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

Spin-off Related Transactions

On December 31, 2008 and in connection with the spin-off transaction, PNX forgave or assumed $23.2 million of liabilities primarily related to taxes, stock based compensation and pension obligations that the Company recorded as a capital contribution. In addition, on December 31, 2008, PNX funded a $3.1 million cash contribution to reimburse certain spin-off related liabilities representing primarily professional fees, lease build-out costs and other costs associated with establishing the Company as a standalone entity. The Company recorded a $66.0 million distribution to PNX related to tax attributes, including those of Goodwin, that resulted from the final tax accounting for the spin-off in accordance with both tax regulations and the amended tax separation agreement.

14. Series B Convertible Preferred Stock

On October 31, 2008 and December 31, 2008, the former parent company of the Company sold a total of 45,000 shares of Series B Convertible Preferred Stock (“Series B”) for net proceeds of $35.0 million. Harris Bankcorp, a related party as discussed further in Note 13, owns 100% of the outstanding Series B. At December 31, 2009, 45,000 shares of Series B were authorized, issued and outstanding. The Series B is entitled to one vote for each share of our common stock into which the Series B is then convertible on all matters to be voted on by our shareholders, other than the election of directors; provided that the Series B is entitled to vote as a separate class to elect a Series B director (and Harris Bankcorp is entitled to nominate another director for election by our common stock holders). Significant terms of the Series B Convertible Preferred Stock are as follows:

Dividends

The holders of our Series B are entitled to receive dividends, when and if declared by the Company’s board of directors (excluding those directors that represent Harris Bankcorp who do not vote on Series B dividends), equal to 8.0% per annum of the stated value of the Series B, before any dividends are declared or paid upon any equity securities of the Company that rank junior to the Series B with respect to payment of dividends or rights upon liquidation. Subject to certain limitations, these dividends may be paid either in cash or additional shares of our Series B, at the discretion of the Company. In addition, the holders of our Series B are entitled to share in any dividends paid on shares of our common stock on a pro rata basis with the holders of our common stock.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

In the event that the Company at any time elects to pay the quarterly dividend on the Series B in additional shares of preferred stock, any such issued preferred shares could also be converted into shares of the Company’s common stock, which, if such conversion were to occur, would result in additional dilution of the Company’s common stock. In addition, any additional shares of Series B issued would generally be entitled to all other rights our of the current Series B shares.

Future Equity Financing

If, at any time prior to December 31, 2010, the Company decides to raise equity financing (other than to issue shares pursuant to an employee benefit plan, an acquisition or a stock split, dividend or recapitalization), we must offer Harris Bankcorp the initial opportunity to provide such financing up to a principal amount of $25 million of newly issued preferred stock. This right is only available if Harris Bankcorp, or any affiliate, holds at least 10% of our outstanding common stock (including shares issuable on the conversion of our Series B), and is subject to receipt of the approval by the board of directors and stockholders of our funds. Any newly issued preferred stock will have the same terms as the current Series B, except with respect to the conversion price. The conversion price for any new Series B will be the lower of (i) the then applicable conversion price of the Series B and (ii) the current average price of our common stock over the ten trading days immediately prior to the execution of this additional financing right. As a result, should Harris Bankcorp choose to exercise the right it could cause the financing to be more expensive than financing we might otherwise obtain in the absence of such right.

In the event that Harris Bankcorp exercises this additional financing right and, as a result, beneficially owns in excess of 33% of our outstanding common stock (including shares issuable on the conversion of Series B) Harris Bankcorp will have the right to appoint one additional member to our Board, subject to regulatory considerations. If the consummation of the additional financing would result in an assignment of the investment advisory contracts of our clients (within the meaning of the Investment Company Act and the Investment Advisers Act), then the Company and Harris Bankcorp would structure the new securities to be issued (including, without limitation, by altering voting rights granted to Harris Bankcorp) to ensure that such an assignment will not occur.

Investor Put Right and Company Call Option

At any time after October 31, 2011, Harris Bankcorp has the right to require the Company to repurchase 9,783 shares of the Series B for a purchase price equal to the liquidation preference of the Series B. The price may be payable by the Company in cash or, at the election of the Company, with two senior promissory notes of equal amounts with terms of one and two years, respectively, with interest payable at LIBOR plus 3.00% per annum. The put right is guaranteed by PNX.

At any time prior to the exercise of the investor put right described above, the Company has the right to repurchase 9,783 shares of the Series B for a purchase price equal to the liquidation preference of the Series B.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

The put right and the call option will expire should the average closing price of the Company’s common stock during any five consecutive trading day period exceed the conversion price per share of the Series B. The put right and the call option will also expire as to any shares of the Series B previously converted into Company common stock.

Liquidation Preference

Upon a liquidation of the Company, and after satisfaction of creditors and before any distribution is made to holders of any junior stock, holders of Series B will be entitled to receive a per share amount equal to the greater of (i) the stated value then in effect, plus any accumulated but unpaid dividends thereon through the date of liquidation, or (ii) the amount holders of Series B would be entitled to receive immediately prior to such liquidation if their Series B were converted into Company common stock at the conversion rate then in effect immediately prior to such liquidation, plus all declared accumulated but unpaid dividends on our Company common stock through the date of liquidation (the greater of (i) and (ii) is called the “liquidation preference”).

Conversion

Holders of Series B may convert any or all of their shares into shares of Company common stock at any time at the conversion rate set out below. In the event that the holders of a majority of the outstanding Series B approve a conversion of the Series B, all of the shares of Series B will be converted automatically into shares of Company common stock at the conversion rate set out below.

The conversion rate for each share of Series B is currently 38.3139 shares of our common stock for each share of Series B. The conversion rate is subject to customary anti-dilution adjustments. In the event that the closing price of our common stock exceeds 175% of the then applicable conversion price for at least twenty days out of the previous thirty days on which our common stock has traded, we may elect to cause each share of Series B to be converted into shares of our common stock at the conversion rate then in effect. However, holders of Series B may elect to retain their shares of Series B and forfeit their right to thereafter participate in any dividends paid on our common stock.

Redemption

At any time after October 31, 2014, we will have the option, on not less than 30 days’ notice to all holders, to redeem all (but not less than all) of the outstanding shares of Series B for cash consideration equal to the liquidation preference plus all accumulated and unpaid dividends and all accrued interest at a rate of LIBOR plus 3% per annum. At the election of the holders of a majority of the Series B, the Series B may be converted into shares of common stock immediately prior to any such redemption by us at the conversion rate then in effect. At any time after October 31, 2015, the holders of Series B will have the option to require us to redeem any or all of the outstanding shares of their Series B for cash consideration equal to the liquidation preference thereof plus any accumulated and unpaid dividends and all accrued interest thereon a rate of LIBOR plus 3% per annum.

15. Stock-Based Compensation

A summary of stock-based compensation expense recognized for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008(1)	2007(1)
($ in thousands)
Stock-based compensation expense	$3,521	$2,468	$3,100

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

(1) Stock-based compensation in 2008 and 2007 was related to RSUs and stock options indexed to PNX common stock prior to the spin-off.

As of December 31, 2009, unamortized stock-based compensation expense for outstanding restricted stock units (“RSUs”) and stock options was $3.1 million and $1.0 million with weighted average remaining amortization periods of 2.1 years and 2.2 years, respectively. The Company did not capitalize any stock-based compensation expenses during the years ended December 31, 2009, 2008 and 2007.

Virtus Equity Plans

The Company has an Omnibus Incentive and Equity Plan (the “Plan”) under which officers, employees, directors and consultants may be granted equity-based awards, including RSUs, stock options and unrestricted shares of common stock. At December 31, 2009, 1,800,000 shares of common stock were authorized for issuance under the Plan, of which 913,013 remain available for issuance. Each RSU entitles the holder to one share of Virtus common stock when the restriction expires. RSUs generally have a term of one to three years and may be either time-vested or performance-contingent. Stock options generally vest over three years and have a contractual life of ten years. Stock options are granted with an exercise price equal to the fair market value of the shares at the date of grant. Prior to the spin-off, there were no Virtus RSUs or stock options outstanding. Upon the spin-off, all outstanding PNX stock options and RSUs held by Virtus employees were converted to Virtus stock options and RSUs in a manner intended to preserve the relative value of such awards. In total, 114,153 RSU’s and 180,923 options were issued upon conversion.

A summary of RSU activity for the year ended December 31, 2009 is as follows:

Number of Shares
Outstanding at December 31, 2008(1)	114,153
Granted	347,940
Forfeited	(15,494)
Settled	(22,075)

Outstanding at December 31, 2009	424,524

(1)	Represents Virtus RSUs that were converted on the date of spin-off from legacy PNX plans.

During the year ended December 31, 2009, the Company granted 347,940 RSUs with a three year vesting term and an aggregate intrinsic value at the date of grant of $3.3 million. At December 31, 2009, outstanding RSUs have a weighted average remaining contractual life of 2.0 years.

A summary of stock option activity for the year ended December 31, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008(1)	180,923	$36.45
Granted	229,609	9.49
Forfeited	(8,110)	33.56

Outstanding at December 31, 2009	402,422	$21.13

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

(1)	Represents Virtus stock options that were converted on the date of spin-off from legacy PNX plans.

During the year ended December 31, the Company granted 229,609 options with a three year vesting term and a weighted average fair value of $5.71. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2009
Expected dividend yield	0.0%
Expected volatility	62%
Risk-free interest rate	2.3-2.7%
Expected life(1)	6.5 years

(1)	The 6.5 year expected life was determined using the “simplified method” allowed under generally accepted accounting principles.

A summary of stock options outstanding at December 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contractual Life	Weighted Average Option Price	Number of Shares	Weighted Average Option Price
$9.40 – $16.44	229,609	9.3	$9.49	—	$—
$24.23 – $29.81	20,582	4.4	27.90	20,582	27.90
$30.36 – $34.00	60,970	7.8	31.21	26,240	31.10
$37.99 – $44.59	91,261	4.5	42.15	83,035	42.47

	402,422	7.7	$21.13	129,857	$37.86

At December 31, 2009, outstanding stock options had an intrinsic value of $1.5 million.

During the year ended December 31, 2009, 37,965 shares of common stock were granted as part of our directors’ annual retainer under the Plan to those non-employee members of the Company’s board of directors who receive compensation for his or her Board services. The Company recognized $0.5 million in stock-based compensation expense for the year ended December 31, 2009 in connection with these grants.

Performance-Based RSUs

During the year ended December 31, 2009, the Company recorded $0.6 million in stock-based compensation expense for performance-based awards earned by employees as part of annual and long-term incentive compensation plans. As of December 31, 2009, unamortized stock-based compensation expense for performance-based RSUs was $1.6 million with a weighted average remaining amortization period of 2.7 years.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

Conversion of PNX Equity at Spin-Off

At the time of the spin-off on December 31, 2008, substantially all of the Company’s outstanding stock options and restricted stock units were converted from PNX common stock to Virtus common stock. Each equity award was modified in a manner intended to preserve the economics of the original grant, including the number of awards and exercise price compared to the fair value of the award at the date of modification. Stock options for the Company’s common stock at December 31, 2008, after reflecting the impact of the conversion resulting from the spin-off, were as follows:

	Common Shares	Weighted Average Exercise Price
Outstanding	180,923	$36.45
Exercisable	131,043	$37.79

At December 31, 2008, 114,153 restricted stock units were outstanding, after reflecting the impact of the conversion resulting from the spin-off.

The conversion of existing PNX awards was considered a modification in accordance with GAAP. As a result, the Company compared the fair value of each award immediately prior to the spin-off to the fair value immediately after the spin-off to measure incremental compensation cost, if any. The conversion did not result in any incremental fair value. Therefore, no stock-based compensation expense was recorded as a result of the modification.

PNX Stock-Based Compensation Plans

Prior to the spin-off, certain employees of the Company were granted RSUs of PNX stock under an approved PNX restricted stock unit plan. Each PNX RSU, once vested, entitled the holder to one share of PNX common stock when the restriction expired. The PNX RSUs were to be either time-vested or performance-contingent. At December 31, 2008, as a result of the spin-off, no PNX RSUs were outstanding. Additionally, certain employees of the Company were granted options to purchase common stock of PNX under an approved PNX stock option plan. These options, which were granted at various times beginning in June 2002, vested over a three-year period and were to terminate ten years from the date of grant. PNX options were granted with an exercise price equal to the fair market value of the shares at the date of grant. At December 31, 2008, as a result of the spin-off, no PNX options were outstanding for Virtus employees.

Restricted Stock Units and Restricted stock

The Company recognized compensation expense over the vesting period of the PNX RSUs, which was generally three years for each award. A summary of the weighted average fair value of PNX RSU and restricted stock grants issued for the years ended December 31, 2008 and 2007 is as follows:

	Years Ended December 31,
	2008		2007
	RSUs	Grant Date Fair Value	RSUs	Grant Date Fair Value
PNX RSUs awarded to Company employees	59,202	$11.33	324,175	$14.09

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

Stock Options

For stock options awarded, the Company recognizes expense over the vesting period equal to their fair value at issuance. The Company calculated the fair value of PNX options using the Black-Scholes option valuation model.

Key Assumptions Used in Valuing Each PNX-related Option:

	Years Ended December 31,
	2008	2007
Expected term	6 years	10 years
Weighted-average expected volatility	42.9%	28.6%
Weighted-average interest rate	2.9%	4.6%
Weighted-average common share dividend yield	1.4%	1.1%

The aggregate intrinsic value of PNX options outstanding at December 31, 2008 and 2007 was $0.0 million and $0.2 million, respectively.

Weighted-Average Fair Value:

	Years Ended December 31,
	2008		2007
	Common Shares	Grant Date Fair Value	Common Shares	Grant Date Fair Value
PNX options granted to Company employees	191,588	$4.16	139,000	$5.77

16. Earnings Per Share

The following sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2009	2008	2007
Net loss attributable to common stockholders (in thousands)	$(10,244)	$(529,558)	$(14,150)
Weighted average shares outstanding (in thousands) – basic and diluted	5,812	5,772	5,772
Net loss per basic and diluted share	$(1.76)	$(91.75)	$(2.45)

For the year ended December 31, 2009, 1.7 million shares, representing the common stock equivalents of outstanding Series B Convertible Preferred Stock if converted at the beginning of the year, were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. For the year ended December 31, 2009, stock options and restricted stock units outstanding, which are summarized in Note 15, were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

Following the spin-off from our former parent company, the Company had 5,772,076 common shares outstanding at a par value of $0.01 per share. This number of shares is being used to calculate earnings per share for periods prior to the spin-off. Prior to December 31, 2008, there were no stock options, restricted stock units or

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

convertible preferred stock outstanding that were convertible into Virtus shares, therefore the same number is being used to calculate basic earnings per share and diluted earnings per share for the years ended December 31, 2008 and December 31, 2007.

17. Selected Quarterly Data (Unaudited)

	2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
($ in thousands, except per share data)
Revenues	$33,325	$30,395	$27,181	$26,251
Operating Income (loss)	1,292	(622)	(2,822)	(4,471)
Net income (loss) attributable to common stockholders	530	(788)	(3,148)	(6,838)
Income (loss) per share—basic and diluted	$0.09	$(0.14)	$(0.54)	$(1.18)

	2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$34,887	$44,806	$48,048	$50,533
Operating Income (loss)	(135,558)	(427,816)	(4,741)	(13,691)
Net loss attributable to common stockholders	(179,681)	(337,269)	(3,434)	(9,174)
Loss per share—basic and diluted	$(31.13)	$(58.43)	$(0.59)	$(1.59)

18. Subsequent Event

On March 4, 2010, the Board of Directors of the Company declared cash dividends on its Series B Convertible Preferred Stock for the three month periods ended December 31, 2009 of $0.9 million which the Company expects to pay in March of 2010.