Form 10-Q
period 2010-03-31
VIRTUS INVESTMENT PARTNERS, INC.
filed 2010-05-04
CIK 883237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the registrant’s common stock was 5,844,259 as of May 3, 2010.

VIRTUS INVESTMENT PARTNERS, INC.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Virtus Investment Partners, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2010	December 31, 2009
($ in thousands, except share data)
Assets
Current Assets
Cash and cash equivalents	$22,217	$28,620
Trading securities, at fair value	8,012	7,655
Available-for-sale securities, at fair value	1,844	1,789
Accounts receivable	18,828	19,400
Prepaid expenses and other assets	3,181	3,313

Total current assets	54,082	60,777
Furniture, equipment, and leasehold improvements, net	7,825	8,241
Intangible assets, net	53,514	54,844
Goodwill	4,795	4,795
Long-term investments and other assets ($2,027 and $2,143 at fair value, respectively)	5,649	5,366

Total assets	$125,865	$134,023

Liabilities and Stockholders’ Equity
Current Liabilities
Accrued compensation and benefits	$6,385	$14,707
Accounts payable	3,505	4,406
Income taxes payable	26	261
Other accrued liabilities	5,297	4,875
Broker-dealer payable	4,346	4,408

Total current liabilities	19,559	28,657
Deferred taxes, net	8,567	8,567
Note payable	15,000	15,000
Lease obligations and other long-term liabilities	5,756	6,169

Total liabilities	48,882	58,393

Commitments and Contingencies (Note 6)

Series B redeemable convertible preferred stock (stated at liquidation value), $.01 par value, 45,000 shares authorized, issued and outstanding at March 31, 2010 and December 31, 2009	45,900	45,900

Stockholders’ Equity
Common stock, $.01 par value, 1,000,000,000 shares authorized, 5,844,237 and 5,824,388 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	58	58
Additional paid-in capital	903,380	902,962
Accumulated deficit	(872,085)	(873,145)
Accumulated other comprehensive loss	(270)	(145)

Total stockholders’ equity	31,083	29,730

Total liabilities and stockholders’ equity	$125,865	$134,023

See Notes to Condensed Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2010	2009
($ in thousands, except per share data)
Revenues
Investment management fees	$24,414	$17,790
Distribution and service fees	6,409	5,267
Administration and transfer agent fees	2,224	2,867
Other income and fees	400	327

Total revenues	33,447	26,251

Operating Expenses
Employment expenses	16,359	14,346
Distribution and administration expenses	7,344	6,838
Other operating expenses	6,983	6,833
Restructuring and severance	30	437
Depreciation and other amortization	495	368
Amortization of intangible assets	1,529	1,900

Total operating expenses	32,740	30,722

Operating Income (Loss)	707	(4,471)

Other Income (Expense)
Realized and unrealized gains (losses) on trading securities	349	(861)
Other income	68	4

Total other income (expense), net	417	(857)

Interest Income (Expense)
Interest expense	(275)	(430)
Interest income	170	103

Total interest expense, net	(105)	(327)

Income (Loss) Before Income Taxes	1,019	(5,655)
Income tax expense (benefit)	(41)	123

Net Income (Loss)	1,060	(5,778)
Preferred stockholder dividends	(900)	(1,060)

Net Income (Loss) Attributable to Common Stockholders	$160	$(6,838)

Earnings (Loss) per Share – Basic and Diluted	$0.03	$(1.18)

Weighted Average Shares Outstanding – Basic (in thousands)	5,833	5,790

Weighted Average Shares Outstanding – Diluted (in thousands)	6,143	5,790

See Notes to Condensed Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2010	2009
($ in thousands)
Cash Flows from Operating Activities:
Net Income (loss)	$1,060	$(5,778)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and other amortization	495	368
Amortization of intangible assets	1,529	1,900
Stock-based compensation	845	333
Amortization of deferred commissions	1,045	727
Payments of deferred commissions	(1,378)	(335)
Equity in earnings of unconsolidated affiliates	(66)	—
Realized and unrealized gains (losses) on trading securities	(349)	861
Purchase of trading securities, net	(8)	(4)
Changes in operating assets and liabilities:
Accounts receivable	572	1,346
Prepaid expenses and other assets	132	(881)
Accounts payable and accrued liabilities	(9,011)	(20,191)
Income taxes payable	(407)	43
Other liabilities	125	(1,181)

Net cash used in operating activities	(5,416)	(22,792)

Cash Flows from Investing Activities:
Capital expenditures	(79)	(434)
Purchase of available-for-sale securities	(8)	(31)

Net cash used in investing activities	(87)	(465)

Cash Flows from Financing Activities:
Repayment of long-term debt	—	(1,000)
Preferred stock dividends paid	(900)	—

Net cash used in financing activities	(900)	(1,000)

Net decrease in cash and cash equivalents	(6,403)	(24,257)
Cash and cash equivalents, beginning of period	28,620	51,056

Cash and Cash Equivalents, end of period	$22,217	$26,799

Supplemental Cash Flow Information:
Interest paid	$131	$428
Income taxes paid, net	$366	$87

See Notes to Condensed Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Business

Virtus Investment Partners, Inc. (the “Company,” “we,” “us,” “our” or “Virtus”), a Delaware corporation, operates in the investment management industry through its wholly-owned subsidiaries. Harris Bankcorp, Inc. (“Harris Bankcorp”), a subsidiary of the Bank of Montreal, owns 100% of the Company’s outstanding shares of Series B Convertible Preferred Stock.

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for fair statement have been included. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The condensed consolidated financial statements include the Company’s accounts and all wholly-owned affiliates. All significant intercompany transactions and balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

3. Summary of Significant Accounting Policies

A complete description of the Company’s significant accounting policies, which have been consistently applied, are detailed in the Company’s 2009 Annual Report on Form 10-K. A summary of certain of our critical accounting policies and estimates, updated with information subsequent to the filing of our Annual Report on Form 10-K, is as follows:

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, Financial Instruments, requires disclosure of the estimated fair values of financial instruments on a quarterly basis. Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments. The estimated fair value of long-term debt at March 31, 2010, which has a variable interest rate, approximates its carrying value. Marketable securities are reflected in the financial statements at fair value based upon publicly quoted market prices.

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Revenue Recognition

Investment management fees, distribution and service fees and administration and transfer agent fees are recorded as income during the period in which services are performed. Investment management fees, which are accrued monthly, are earned based upon a percentage of assets under management, and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payment. Management fees for structured finance products, such as CLOs and CDOs, that accrue as services are rendered, but are subordinated to other interests and payable only if certain financial criteria of the underlying collateral are met, are recorded as income when the structured finance products are in compliance with required financial criteria and collectability is reasonably assured.

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

Administration and transfer agent fees consist of fund administration fees, transfer agent fees, fiduciary fees and underwriter fees. Fund administration fees are earned based on the average daily assets in the funds. Transfer agent fees are earned based on a contractual amount plus a fee based on the number of accounts at the end of a month. Fiduciary fees are recorded monthly based on the number of 401(k) accounts. Underwriter fees are sales-based charges on sales of certain class A-share mutual funds. The Company utilizes outside service providers to perform some of the functions related to fund administration and transfer agent services. Effective January 1, 2010, a new fund administration agreement was executed with our open-end mutual funds. Under the prior agreement, the fees, which covered all fund administration services, were paid directly to the Company by the funds and were recorded as revenue. A portion of the fees received by the Company were remitted to third party service providers for services performed on behalf of the funds, and were recorded as a distribution and administration expense. As a result of the new agreement, the funds now directly contract for the third-party services and fees paid by the funds directly to the service providers are not reflected as either revenue or expenses of the Company. For the three months ended March 31, 2009, $1.1 million of payments to third-party service providers was recorded as revenue and expense of the Company.

Other income and fees consist primarily of redemption income on the early redemption of class B-share mutual funds and brokerage commissions and fees earned for distribution of nonaffiliated products. Commissions earned (and related expenses) are recorded on a trade date basis and are computed based upon contractual agreements.

Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended March 31, 2010 and 2009 was as follows:

	March 31,
	2010	2009
($ in thousands)
Net income (loss)	$1,060	$(5,778)
Unrealized gain (loss) on available-for-sale securities, net of tax	(125)	111

Total comprehensive income (loss)	935	(5,667)

Recent Accounting Pronouncements

In June 2009, the FASB amended ASC 810, Consolidation and ASC 860, Transfers and Servicing. ASC 810 and ASC 860, as amended, provides significant changes in the manner in which entities account for securitizations and special-purpose entities. The Company adopted this guidance effective January 1, 2010. The adoption did not have a significant impact on our financial position or results of operations of the Company.

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

4. Goodwill and Intangible Assets

The carrying value of goodwill at March 31, 2010 and December 31, 2009 was $4.8 million. Intangible assets at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009
($ in thousands)
Definite-lived intangible assets:
Investment contracts	$268,711	$268,512
Accumulated amortization	(244,687)	(243,158)

Definite-lived intangible assets, net	24,024	25,354
Indefinite-lived intangible assets	29,490	29,490

Total intangible assets, net	$53,514	$54,844

Activity in intangible assets for the three months ended March 31, 2010 and 2009 was as follows:

	March 31,
	2010	2009
($ in thousands)
Intangible assets
Balance, beginning of period	$54,844	$60,985
Purchases	199	249
Amortization	(1,529)	(1,900)

Balance, end of period	$53,514	$59,334

Definite-lived intangible asset amortization for the next five fiscal years is estimated as follows: remainder of 2010 – $3.1 million, 2011 – $3.8 million, 2012 – $3.6 million, 2013 – $3.6 million, 2014 – $3.5 million and thereafter – $6.4 million.

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

5. Marketable Securities

The Company’s marketable securities consist of both trading (including securities held by a broker-dealer affiliate) and available-for-sale securities. The composition of the Company’s marketable securities at March 31, 2010 and December 31, 2009 was as follows:

March 31, 2010

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Equity securities, affiliate equity strategy	$456	$—	$285	$741
Affiliated mutual funds	8,024	(1,683)	930	7,271

Total trading securities	8,480	(1,683)	1,215	8,012

Available-for-sale:
Affiliated closed-end funds	1,871	(29)	2	1,844

Total marketable securities	$10,351	$(1,712)	$1,217	$9,856

December 31, 2009

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Equity securities, affiliate equity strategy	$456	$—	$219	$675
Affiliated mutual funds	8,017	(1,827)	790	6,980

Total trading securities	8,473	(1,827)	1,009	7,655

Available-for-sale:
Affiliated closed-end funds	1,863	(74)	—	1,789

Total marketable securities	$10,336	$(1,901)	$1,009	$9,444

At March 31, 2010 and December 31, 2009, all of the Company’s financial instruments that are measured at fair value, which consist solely of mutual funds and marketable securities, utilize a Level 1 valuation technique which, as defined in ASC 820, Fair Value Measurements and Disclosures, is quoted prices in active markets for identical assets or liabilities.

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

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

7. Harris Bankcorp Related Party Transactions

Effective as of December 31, 2008, Harris Bankcorp owns 100% of the Company’s outstanding Series B Convertible Preferred Stock. The Company acquired the rights to advise, distribute and administer the Insight Funds from Harris Investment Management, Inc., a subsidiary of Harris Bankcorp, in May 2006. Sub-advisory investment management fees, which are netted against investment management fees in the consolidated statement of operations, and distribution and administration fee expenses paid or payable to Harris Bankcorp related to the Insight Funds for the three months ended March 31, 2010 and 2009 were as follows:

	Three months ended March 31,
	2010	2009
($ in thousands)
Sub-advisory investment management fees	$1,239	$1,401
Distribution and administration expenses	113	975

Total fees and expenses related to Harris Bankcorp	$1,352	$2,376

In addition, for the first four years after becoming the advisor of the Harris Insight mutual funds, the Company has agreed to pay to Harris Bankcorp 50.0% of the net profit earned by the Company on the money market mutual funds acquired from Harris Bankcorp. These payments are accrued throughout the year and paid annually.

At March 31, 2010 and December 31, 2009, $1.1 million and $1.3 million, respectively, was accrued and payable to Harris Bankcorp and its affiliates related to sub-advisory investment management fees, distribution and administration fees and money market earn-out obligations in accordance with the above agreement.

8. Stock-based Compensation

The Company has an Omnibus Incentive and Equity Plan (the “Plan”) under which officers, employees, directors and consultants may be granted equity-based awards, including restricted stock units (“RSUs”), stock options and unrestricted shares of common stock. At March 31, 2010, 1,800,000 shares of common stock were authorized for issuance under the Plan, of which 789,314 remain available for issuance. Each RSU entitles the holder to one share of Virtus common stock when the restriction expires. RSUs generally have a term of two to three years and are either time-vested or performance-contingent. Stock options generally vest over three years and have a contractual life of ten years. Stock options are granted with an exercise price equal to the fair market value of the shares at the date of grant. Prior to the spin-off, there were no Virtus RSUs or stock options outstanding.

A summary of stock-based compensation expense recognized for the three months ended March 31, 2010 and 2009 is as follows:

	Three months ended March 31,
	2010	2009
Stock-based compensation expense	$845	$333

Restricted Stock Units

During the three months ended March 31, 2010, the Company granted 124,836 RSUs with an aggregate intrinsic value at the date of grant of $2.5 million. The awards were primarily the result of performance-based incentive plans that were measured in 2009 and awarded in the first quarter of 2010. A summary of RSU activity for the three months ended March 31, 2010 is as follows:

Number of Shares
Outstanding at December 31, 2009	424,524
Granted	124,836
Forfeited	(2,694)
Settled	(31,071)

Outstanding at March 31, 2010	515,595

At March 31, 2010, outstanding RSUs have a weighted average remaining contractual life of 2.1 years.

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Stock Options

During the three month period ended March 31, 2010, the Company granted 10,640 options to certain employees with a weighted average fair value of $11.34. A summary of stock option activity for the three months ended March 31, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	402,422	$21.13
Granted	10,640	20.53
Forfeited	(9,083)	44.59

Outstanding at March 31, 2010	403,979	$20.59

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2010
Expected dividend yield	0.0%
Expected volatility	53.6%
Risk-free interest rate	3.0%
Expected life(1)	6.5 years

(1)	The 6.5 year expected life was determined using the “simplified method” allowed under generally accepted accounting principles.

A summary of stock options outstanding at March 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contractual	Weighted Average Option	Number of Shares	Weighted Average Option
$9.40 – $20.53	240,249	9.1	$9.98	—	$—
$24.23 – $29.81	20,582	4.1	27.90	20,582	27.90
$30.36 – $34.00	60,970	7.5	31.21	43,310	31.16
$37.99 – $44.59	82,178	4.4	41.88	82,178	41.88

	403,979	7.7	$20.59	146,070	$36.73

At March 31, 2010, outstanding stock options had an intrinsic value of $2.6 million.

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

9. Earnings Per Share

The following sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Basic:
Net income (loss) attributable to common stockholders	$160	$(6,838)
Weighted-average number of shares outstanding	5,833	5,790
Earnings (loss) per share – basic	$0.03	$(1.18)
Diluted:
Net income (loss) attributable to common stockholders	$160	$(6,838)
Weighted-average number of shares outstanding	5,833	5,790
Plus: Incremental shares from assumed conversion of dilutive instruments	310	—

Adjusted weighted-average number of shares outstanding	6,143	5,790
Earnings (loss) per share – diluted	$0.03	$(1.18)

For the three months periods ended March 31, 2010 and 2009, 1.7 million shares, representing the common stock equivalents of outstanding Series B Convertible Preferred Stock if converted at the beginning of the year, were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. For the three month periods ended March 31, 2010 and 2009, stock options and restricted stock units outstanding of 0.2 million and 0.3 million, respectively, were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

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

Our forward-looking statements are based on a series of expectations, assumptions and projections about our Company, are not guarantees of future results or performance, and involve substantial risks and uncertainty, including assumptions and projections concerning our assets under management, cash inflows and outflows, operating cash flows, expected cost savings and future credit facilities, for all forward periods. All of our forward-looking statements are as of the date of this Quarterly Report only. The Company can give no assurance that such expectations or forward-looking statements will prove to be correct. Actual results may differ materially.

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report, as well as the following risks and uncertainties: (a) the effects of adverse market and economic developments on all aspects of our business; (b) any poor relative investment performance of our investment management strategies and any resulting outflows of assets; (c) any lack of availability of additional or replacement financing, as may be needed, on satisfactory terms or at all; (d) any inadequate performance of third-party relationships; (e) the withdrawal of assets from under our management; (f) our ability to attract and retain key personnel in a competitive environment; (g) the ability of independent trustees of our mutual funds and closed-end funds, and other clients, to terminate their relationships with us; (h) the possibility that our goodwill or intangible assets could become impaired, requiring a charge to earnings; (i) the strong competition we face in our business; (j) potential adverse regulatory and legal developments; (k) the difficulty of detecting misconduct by our employees, sub-advisors and distribution partners; (l) changes in accounting standards; (m) the ability to satisfy the financial covenants under existing debt agreements; and (n) certain other risks and uncertainties described in the 2009 Annual Report on Form 10-K or in any of our filings with the Securities and Exchange Commission (“SEC”). An occurrence of, or any material adverse change in, one or more risk factors or risks and uncertainties referred to in this Quarterly Report or included in our other periodic reports field with the SEC could materially and adversely affect our operations, financial results, cash flows, prospects and liquidity.

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

The Company does not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the filing date of this Quarterly Report, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. If there are any future public statements or disclosures by us which modify or impact any of the forward-looking statements contained in or accompanying this Quarterly Report, such statements or disclosures will be deemed to modify or supersede such statements in this Quarterly Report.

Overview

Organization and Business

Virtus Investment Partners, Inc. (the “Company,” “we,” “us,” “our” or “Virtus”), a Delaware corporation, operates in the investment management industry through its wholly-owned subsidiaries. Harris Bankcorp, Inc. (“Harris Bankcorp”), a subsidiary of the Bank of Montreal, owns 100% of the Company’s outstanding shares of Series B Convertible Preferred Stock.

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

We provide our products in a number of forms and through multiple distribution channels. Our retail products include open-end mutual funds, closed-end funds and separately managed accounts. Our fund family of open-end funds is distributed primarily through intermediaries. Our closed-end funds trade on the New York Stock Exchange. Retail separately managed accounts are comprised of intermediary programs sponsored and distributed by unaffiliated brokerage firms, as well as private client offerings originated and maintained by our affiliated managers. We also manage institutional accounts for corporations, multi-employer retirement funds and foundations, endowments, special purpose funds and other types of institutions. Our earnings are primarily driven by asset-based investment management fees charged on these various products. These fees are based on a percentage of assets under management and are calculated using daily or weekly average assets or assets at the end of the preceding quarter.

Market Environment

Financial markets have experienced unprecedented credit and liquidity issues over the past two years, resulting in significant volatility and declines in the equity and fixed income markets during this period. Markets have rebounded considerably since the lows reached in the first quarter of 2009, however, they continue to be at levels lower than experienced prior to the beginning of the deterioration of economic conditions. Additionally, concerns over high levels of unemployment, global fiscal problems and the sustainability of the current economic recovery continue to generate uncertainty surrounding the economy and the financial markets going forward. These and other factors may continue to have a significant impact on the global financial markets and economies.

This economic environment has had a direct impact on the investing activities of both retail and institutional investors. The declines and volatility in the equity and fixed income markets over the past two years have reduced the value of our assets under management which has resulted in lower fee revenues. The continued uncertainty in the equity and debt markets impacts investor confidence, resulting in investors generally favoring lower investment risk. Low interest rates have had a direct adverse impact on money market funds as investors reduce allocations to this asset class due to historically low investment returns. The adverse conditions and uncertainties of the markets and the economic environment, which could continue throughout 2010 and beyond, have and may continue to have a negative impact on our assets under management and our revenues.

Changes in our assets under management are driven in great part by the performance of the equity markets. We expect that market volatility could continue at least for the short term. As markets continue to experience volatility, we may experience decreased investment inflows and increased redemptions of certain products as a result of these market conditions.

Assets Under Management

Our total assets under management as of March 31, 2010 were $25.6 billion, which represented an increase of $4.8 billion from the $20.8 billion of assets under management at March 31, 2009.

Assets Under Management by Product

The following table presents our assets under management by product:

	As of March 31,
	2010	2009
($ in billions)
Retail assets
Mutual fund assets
Long-term open-end funds	$9.6	$6.1
Money market funds	3.0	4.3
Closed-end funds	4.2	3.6

Total mutual fund assets	16.8	14.0

Separately managed accounts
Intermediary sponsored programs	1.7	1.1
Private client accounts	2.0	1.6

Total managed account assets	3.7	2.7

Total retail assets	20.5	16.7

Institutional assets
Institutional accounts	4.2	3.4
Structured finance products	0.9	0.7

Total institutional assets	5.1	4.1

Total	$25.6	$20.8

The following table summarizes our asset flows by product for the periods indicated.

	Three Months Ended March 31,
	2010	2009
($ in billions)
Retail Products
Mutual Funds – Long-term
Beginning balance	$13.2	$10.7
Sales	1.0	0.5
Redemptions	(0.7)	(0.7)

Net flows	0.3	(0.2)
Market appreciation (depreciation)	0.3	(0.8)
Acquisitions (dispositions) / Other	—	—

Change in assets under management	0.6	(1.0)

Ending balance	$13.8	$9.7

Mutual Funds – Money Market
Beginning balance	3.9	$4.7
Change in cash management products	(0.9)	(0.4)

Ending balance	$3.0	$4.3

Separately Managed Accounts
Beginning balance	$3.5	$3.1
Sales	0.1	0.2
Redemptions	(0.1)	(0.4)

Net flows	—	(0.2)
Market appreciation (depreciation)	0.2	(0.2)
Acquisitions (dispositions) / Other	—	—

Change in assets under management	0.2	(0.4)

Ending balance	$3.7	$2.7

Institutional Products
Institutional Accounts
Beginning balance	$3.9	$3.4
Sales	0.3	—
Redemptions	(0.2)	(0.1)

Net flows	0.1	(0.1)
Market appreciation (depreciation)	0.2	(0.2)
Change in cash management products	—	—
Acquisitions (dispositions) / Other	—	0.3

Change in assets under management	0.3	—

Ending balance	$4.2	$3.4

Structured Finance Products
Beginning balance	$0.9	$0.7
Sales	—	—
Redemptions	—	—

Net flows	—	—
Market appreciation (depreciation)	—	—

Change in assets under management	—	—

Ending balance	$0.9	$0.7

Total
Beginning balance	25.4	22.6
Sales	1.4	0.7
Redemptions	(1.0)	(1.2)

Net flows	0.4	(0.5)
Market appreciation (depreciation)	0.7	(1.1)
Change in cash management products	(0.9)	(0.4)
Acquisitions (dispositions) / Other	—	0.2

Change in assets under management	0.2	(1.8)

Ending balance	$25.6	$20.8

Assets Under Management by Investment Category

The following table summarizes our assets under management by investment category:

	As of March 31,
	2010	2009
($ in billions)
Investment Categories
Equity assets	$11.9	$8.3
Fixed income assets	10.7	8.2
Money market assets	3.0	4.3

Total	$25.6	$20.8

At March 31, 2010, we managed $25.6 billion in total assets representing an increase of $4.8 billion from the $20.8 billion managed at March 31, 2009 and an increase of $0.2 billion from the $25.4 billion managed at December 31, 2009. The increase in assets under management for the three months ended March 31, 2010 was due primarily to market appreciation of $0.7 billion and net flows of $0.4 million. Market appreciation for the three months ended March 31, 2010 was due to positive performance of the securities markets in the first quarter of 2010 and positive net flows were due primarily to strong sales of our open-end mutual fund products. Offsetting these increases was a decline in money market assets of $0.9 billion as investors shifted assets towards higher yielding investment categories.

Average Fee Earning Assets Under Management and Average Basis Points

The following table summarizes average fee earning assets under management and average management fee basis points (“BPs”):

	Three Months Ended March 31,
	Average Fees Earned - Expressed in BPs		Average Fee Earning Assets ($ in billions)
	2010	2009	2010	2009
Products
Long-term mutual funds (1)	44	42	$13.5	$10.3
Money market mutual funds (1)	5	5	3.5	4.6
Separately managed accounts	49	46	3.5	3.1
Institutional products	40	27	4.9	4.2

Total	39	32	$25.4	$22.2

(1)	Average fees earned for money market and long-term mutual funds are net of non-affiliated sub-advisory fees.

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

Our product mix shifted towards higher fee earning assets for the three months ended March 31, 2010 compared to the corresponding period in the prior year as assets under management from equity products, which have higher fees, increased in proportion to our overall portfolio. In addition, average fees earned in BPs was higher than normal during the three months ended March 31, 2010 due to recognition of $1.3 million of revenue on structured finance products for subordinated management fees earned in prior periods that were not recognized as revenue until payment of such fees resumed in the first quarter of 2010.

Results of Operations

Summary Financial Data

	Three Months Ended March 31,		Increase/(Decrease)
	2010	2009	2010 vs. 2009
($ in millions)
Results of Operations
Investment management fees	$24.4	$17.8	$6.6
Other revenue	9.0	8.4	0.6

Total revenues	33.4	26.2	7.2

Operating expenses	31.2	28.8	2.4
Intangible asset amortization	1.5	1.9	(0.4)

Total expenses	32.7	30.7	2.0

Operating income (loss)	0.7	(4.5)	5.2
Other income, net	0.4	(0.9)	1.3
Interest expense, net	(0.1)	(0.3)	0.2

Income (loss) before income taxes	1.0	(5.7)	6.7
Income tax expense (benefit)	(0.1)	0.1	(0.2)

Net income (loss)	1.1	(5.8)	6.9
Preferred stockholder dividends	(0.9)	(1.0)	0.1

Net income (loss) attributable to common stockholders	$0.2	$(6.8)	$7.0

Revenues

The increase in revenues in the first three months of 2010 as compared to the corresponding period in 2009 was primarily a result of an increase in average assets under management. Assets under management increased primarily due to favorable market conditions over the last twelve months. Revenues by source for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,		Increase/(Decrease)
	2010	2009	2010 vs. 2009
($ in millions)
Investment management fees
Mutual funds	$15.2	$11.4	$3.8
Separately managed accounts	4.3	3.5	0.8
Institutional accounts	2.8	2.5	0.3
Structured finance products	2.1	0.4	1.7

Total investment management fees	24.4	17.8	6.6
Distribution and service fees	6.4	5.3	1.1
Administration and transfer agent fees	2.2	2.8	(0.6)
Other income and fees	0.4	0.3	0.1

Total revenues	$33.4	$26.2	$7.2

Investment Management Fees

Net investment management fees increased $6.6 million or 37% for the three months ended March 31, 2010 as compared to the same period in 2009 primarily due to a $3.2 billion or 14% increase in average fee earning assets under management. Assets under management increased primarily as a result of market appreciation combined with positive net flows during the last twelve months. Revenues increased at a higher rate than assets under management due to a higher proportional increase in the market value of our equity products, which have higher investment management fee rates. Equity assets represented 46% of total assets under management at March 31, 2010 compared to 40% at March 31, 2009. Also contributing to the increase was $1.8 million of fees recognized on a structured finance product, of which $1.3 million represented subordinated management fees earned in prior periods that were not recognized as revenue until payment of such fees resumed in the first quarter of 2010.

Distribution and Service Fees

Distribution and service fees, which are asset-based fees earned from open-end mutual funds for distribution services we perform on their behalf, increased by $1.1 million or 21% for the three months ended March 31, 2010 compared to the same period in 2009 due to higher assets under management. The increase in fees also resulted in a corresponding increase in trail commissions, which are a component of distribution expenses.

Administration and Transfer Agent Fee

Administration and transfer agent fees decreased $0.6 million or 21% for the three months ended March 31, 2010 as compared to the same period in 2009. Administration and transfer agent fees represent fees earned from our mutual funds for fund administration and transfer agent services. Transfer agent revenues, which are reported net of sub-transfer agent expenses, increased $0.2 million for three months ended March 31, 2010 compared to the same period in the 2009 due to higher transaction volumes. Fund administration fees for certain open-end mutual funds, which are reported gross of sub-administration expenses in 2009 and net in 2010, decreased $0.8 million compared to the prior year due primarily to the change in presentation in the statement of operations discussed further below.

The Company utilizes outside service providers to perform some of the functions related to fund administration and transfer agent services. Effective January 1, 2010, a new fund administration agreement was executed with our open-end mutual funds. Under the prior agreement, the fees, which covered all fund administration services, were paid directly to the Company by the funds and were recorded as revenue. A portion of the fees received by the Company were remitted to third party service providers for services performed on behalf of the funds, and were recorded as a distribution and administration expense. As a result of the new agreement, the funds now directly contract for the third-party services and fees paid by the funds directly to the service providers are not reflected as either revenue or expenses of the Company, resulting in a decrease in revenues and a corresponding decrease in expenses in 2010 as compared to prior year periods. In April 2010, an amendment to the fund administration agreement was executed with the open-end mutual funds that changes and increases the fee rates received by the Company. In connection with the amendment, the Company implemented additional expense caps that require the Company to reimburse funds for expenses that exceed defined thresholds.

Operating Expenses

Operating expenses by category were as follows:

	Three Months Ended March 31,		Increase/ (Decrease)
	2010	2009	2010 vs. 2009
($ in millions)
Operating expenses
Employment expenses	$16.4	$14.4	$2.0
Distribution and administrative expenses	7.3	6.8	0.5
Other operating expenses	7.5	7.2	0.3
Restructuring and severance	—	0.4	(0.4)
Intangible asset amortization	1.5	1.9	(0.4)

Total operating expenses	$32.7	$30.7	2.0

Employment Expenses

Employment expenses of $16.4 million in the three months ended March 31, 2010 increased $2.0 million or 14% compared to the same period in the prior year primarily due to increases in variable compensation, both sales and performance based. The increases in variable compensation are the result of higher sales and improved profitability and operating metrics in the first quarter of 2010 as compared to the first quarter of 2009.

Distribution and Administrative expenses

Distribution and administrative expenses increased $0.5 million or 7% in the three months ended March 31, 2010 as compared to the same period in 2009. The increase was attributable in part to asset-based trail commissions paid to our distribution partners which increased $0.6 million consistent with an increase in our assets under management. Trail commissions are fees we pay to broker-dealers for providing sales, marketing and distribution services to investors of our mutual funds. Also contributing to the increase was sales based fees paid to third party distribution partners which increased $0.6 million due to higher sales in the first quarter of 2010 compared to the first quarter of 2009. Partially offsetting these increases was the absence of fees paid to third party service providers in the first quarter of 2010 compared to the first quarter of 2009 as these fees are no longer paid by the Company. As discussed further under the Administration and Transfer Agent Fee caption above, effective January 1, 2010, certain administration fees due to a third party service provider are no longer reflected as revenue or expenses of the Company in 2010, resulting in a decrease in distribution and administration expenses compared to prior year periods.

Other Operating Expenses

Other operating expenses increased $0.3 million or 4% to $7.5 million for the three months ended March 31, 2010 as compared to $7.2 million in the prior year. The modest increase, despite larger increases in assets under management and sales in the first quarter of 2010 compared to the first quarter of 2009, is a result of management’s continued efforts to control fixed operating costs.

Restructuring and Severance

For the three months ended March 31, 2009, we incurred $0.4 million of severance costs resulting from staff reductions at our corporate office and at certain affiliates as we continued cost reduction efforts. No significant restructuring activities took place in the three month period ended March 31, 2010.

Intangible Asset Amortization

Amortization expense of $1.5 million decreased $0.4 million or 21% in the three months ended March 31, 2010 as compared to the same period in 2009 due to a number of intangible assets related to institutional contracts becoming fully amortized in the last twelve months.

Other Income and Expenses

Other Income (Expense)

Other income (expense) increased $1.3 million to income of $0.4 million for the three months ended March 31, 2010 from an expense of $0.9 million for the same period in 2009 due primarily to increases in the market value of trading securities in 2009 as compared to 2008. Consistent with the performance of equity markets during the same timeframe, losses were experienced in the first quarter of 2009 and gains were experienced in the first quarter of 2010.

Interest Expense, net

Interest expense is attributable primarily to our long-term debt and is reported net of interest and dividend income earned on cash equivalents and investments. Interest expense decreased $0.2 million for the three months ended March 31, 2010 compared to the same period in the prior year. The decrease in interest expense is due to a lower average outstanding debt balance and a lower interest rate in the first quarter 2010 compared to the first quarter of 2009 as a result of our refinancing in of September 2009. The effective interest rate of the Company’s outstanding long-term debt, inclusive of the amortization of deferred financing costs, was 6.29% as of March 31, 2010.

Preferred Stockholder Dividends

On March 4, 2010, the Board of Directors of the Company declared cash dividends on its Series B Convertible Preferred Stock for the three month period ended December 31, 2009 of $0.9 million, which the Company paid on March 15, 2010. At March 31, 2010, $0.9 million of dividends were accrued for the Series B Convertible Preferred Stock for the three months ended March 31, 2010. At the discretion of the Company, the dividends may be paid in cash or through issuance of additional shares of Series B Convertible Preferred Stock, subject to limitations on dividends under the Company’s Credit Facility and, with respect to payment of any accrued dividend in additional shares, approval by our Board of Directors and authorization of the issuance of additional preferred shares by the holders of Series B Convertible Preferred Stock.

Liquidity and Capital Resources

Certain Financial Data

The following table summarizes certain key financial data relating to our liquidity and capital resources:

	March 31, 2010	December 31, 2009
($ in millions)
Balance Sheet Data
Cash and cash equivalents	$22.2	$28.6
Marketable securities	9.9	9.4
Long-term debt	15.0	15.0
Convertible preferred stock	45.9	45.9

Working capital (1)	$34.5	$32.1

	Three Months Ended March 31,
	2010	2009
Cash Flow Data
(used in)
Operating activities	$(5.4)	$(22.8)
Investing activities	(0.1)	(0.5)
Financing activities	(0.9)	(1.0)

(1)	Working capital is defined as current assets less current liabilities.

At March 31, 2010, our working capital was $34.5 million. We believe that our available cash, marketable securities and cash expected to be generated from operations will be sufficient to fund our expected cash operating requirements and other capital requirements in the short-term, which we consider to be the next twelve months. Our ability to meet our future cash needs, including repayment of our Credit Facility, interest payments on our Credit Facility, payment of preferred stock dividends and other operating requirements, will depend upon our future operating performance, the level and mix of assets under management and general economic conditions, some of which are beyond our control. Additional matters outside of our control that could impact our liquidity include any further deterioration in or continued volatility of the global economy and capital markets and unexpected cash, debt or operating requirements.

Capital Requirements

Our short-term capital requirements, which we consider to be those capital requirements due within one year, include payment of interest on our Credit Facility, payment of annual incentive compensation and payment of preferred stock dividends. Incentive compensation, which is generally the Company’s largest annual operating cash payment, is paid in the first quarter of the year. The Company paid approximately $10.8 million in annual incentive compensation in the three months ended March 31, 2010 related to incentives that were earned during the year ended December 31, 2009. Short-term capital requirements also include $0.9 million of quarterly dividends on our $45.0 million outstanding shares of Series B Convertible Preferred Stock. The dividend can be paid in cash or, at the election of the board of directors (and subject to authorization of the issuance of additional preferred shares by the holders of Series B Convertible Preferred Stock), in additional convertible preferred shares. The dividend is cumulative and will continue to accumulate whether or not declared and paid. During the year ended December 31, 2009, the Company paid $2.9 million of preferred stock dividends. Long-term capital requirements could include seed money for new products, principal payments on our outstanding Credit Facility, which expires in September 2011, infrastructure improvements and, possibly, strategic acquisitions.

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

Capital and Reserve Requirements

We currently have a subsidiary that is a broker-dealer registered with the SEC and is therefore subject to certain rules regarding minimum net capital, as defined by those rules. The subsidiary is required to maintain a ratio of “aggregate indebtedness” to “net capital,” as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us including additional reporting requirements, tighter ratios and business interruption. At March 31, 2010 and 2009, the ratio of aggregate indebtedness to net capital of the broker-dealer was below the maximum allowed and our net capital was significantly in excess of that required

Balance Sheet

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

Operating Cash Flow

Net cash used in operating activities of $5.4 million for the three months ended March 31, 2010 improved by $17.4 million from $22.8 million in the same period in the prior year due primarily to the increase in our assets under management and revenues in the first quarter of 2010 compared to the same period in the prior year. Also contributing to the decrease was lower annual incentive payments in the first quarter of 2010 related to the year ended December 31, 2009 as compared to the prior year.

Investing Cash Flow

Net cash used in investing activities consists primarily of capital expenditures related to our business operations and purchases of available-for-sale securities. Net cash used in investing activities decreased $0.4 million to $0.1 million in the first quarter of 2010 compared to 2009 due to a decrease in capital expenditures. Higher capital expenditures were required in 2009 as a result on the spin-off from our former parent company that required us to relocate to a new facility.

Financing Cash Flow

Net cash used in financing activities consists of principal payments on our long-term debt and payment of dividends on our Series B Convertible Preferred Stock.

Long-term Debt

On September 1, 2009, the Company entered into the Credit Facility that provides a senior secured revolving credit facility for the Company with a two-year term, maturing in September 2011. The Credit Facility provides borrowing capacity of up to $30.0 million in the first year of the facility and up to $18.0 million thereafter, with a $2.0 million sub-limit for the issuance of standby letters of credit. Borrowings under the Credit Facility may not at any time exceed a minimum asset coverage ratio of 1.75 ($18.2 million as of March 31, 2010), which represents the sum of the Company’s cash, marketable securities and investment management fee receivables, excluding certain specified assets, to total outstanding indebtedness (including outstanding letters of credit). The Credit Facility is secured by substantially all of the assets of the Company. At March 31, 2010, $15.0 million was outstanding under the Credit Facility.

Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at the Company’s option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate (as defined in the Credit Facility agreement), plus an applicable margin that ranges from 1.75% to 3.50%. At March 31, 2010, the interest rate in effect for the Credit Facility was 3.19%, exclusive of the amortization of deferred financing costs. Under the terms of the Credit Facility the Company is also required to pay certain fees, including an annual commitment fee of 0.50% on undrawn amounts and a letter of credit participation fee at an annual rate equal to the applicable margin as well as any applicable fronting fees, each of which is payable quarterly in arrears.

The Credit Facility contains customary restrictive covenants, including covenants that restrict (subject in certain instances to minimum thresholds or exceptions) the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create liens, merge or make acquisitions, dispose of assets, enter into leases, sale/leasebacks or acquisitions of capital stock, and make distributions, dividends, loans, guarantees, investments or capital expenditures, among other things. In addition, the Credit Facility contains certain financial covenants, the most restrictive of which include: (i) minimum required consolidated net worth as of any fiscal quarter end (total stockholders’ equity plus the liquidation preference of outstanding convertible preferred shares) to be at least $55 million plus adjustments for future net income and equity issuances, if any, after September 1, 2009 (ii) minimum consolidated assets under management of $15.0 billion (excluding money market funds) as of each quarter end, (iii) a minimum interest coverage ratio (generally, adjusted EBITDA to interest expense as defined in and for the period specified in the Credit Facility agreement) of at least 3.00:1, and (iv) a leverage ratio (generally, total indebtedness as of any date to adjusted EBITDA as defined in and for the period specified in the Credit Facility agreement) of no greater than 2.75:1. For purposes of the Credit Facility, adjusted EBITDA generally means, for any period, net income of the Company before interest expense, income taxes, depreciation and amortization expense, and excluding non-cash stock-based compensation, unrealized mark-to-market gains and losses, certain severance, and certain non-cash non-recurring gains and losses as described in and specified under the Credit Facility agreement. At March 31, 2010, the Company was in compliance with all covenants.

The Credit Facility agreement also contains customary provisions regarding events of default which could result in an acceleration of amounts due under the facility, including failure to pay principal or interest when due, failure to satisfy or comply with covenants, change of control, certain judgments, invalidation of liens, and cross-default to other debt obligations.

Series B Convertible Preferred Stock

In the fourth quarter of 2008, the Company and our former parent entered into an agreement with Harris Bankcorp, pursuant to which Harris Bankcorp acquired $45.0 million of convertible preferred stock of the Company representing a 23% equity position in the Company on a fully-diluted basis. The Company received $35.0 million of proceeds from this transaction in the form of a capital contribution.

As of March 31, 2010, 45,000 shares of our Series B Convertible Preferred Stock, $1,000 stated value per share, were outstanding. When and if declared by the Company’s Board of Directors, the holders of the Company’s Series B Convertible Preferred Stock are entitled to receive quarterly dividends per share, payable in arrears, equal to 8.0% per annum of the stated value then in effect, before any dividends are declared or paid on any equity securities of the Company that rank junior to the Series B Convertible Preferred Stock. At the discretion of the Company, such dividends may be paid in cash or in additional shares of the Series B Convertible Preferred Stock and, with respect to payment of any accrued dividend in additional shares, approval by our Board of Directors and authorization of the issuance of additional preferred shares by the holders of Series B Convertible Preferred Stock. Dividends payable on the Series B Convertible Preferred Stock are cumulative and accumulate daily, whether or not declared and whether or not there are profits legally available for their payment. Under the terms of our Credit Facility, payment of dividends on the Series B Convertible Preferred Stock may not exceed 75% of free cash flow (as defined in the Credit Facility agreement) for any quarter and are also restricted from being declared and paid if a default or event of default exists. When declaring the quarterly dividends, considerations of the Board of Directors include whether funds are lawfully available for payment of the dividend, the Company’s liquidity position and capital requirements, limitations imposed by any outstanding debt arrangements, the capital market environment and operating results and outlook. For the three month period ended March 31, 2010, $0.9 million of preferred stockholder dividends have been declared and paid to holders of Series B Convertible Preferred Stock and $0.9 million has been accrued as of March 31, 2010.

Contractual Obligations

Our contractual obligations are summarized in our Annual Report on Form 10-K for the year ended December 31, 2009. As of March 31, 2010, there have been no material changes outside of the ordinary course in our contractual obligations since December 31, 2009.

Critical Accounting Policies and Estimates

Our financial statements and the accompanying notes are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), which requires the use of estimates. Actual results will vary from these estimates. A complete description of the Company’s critical accounting estimates is detailed in our 2009 Annual Report on Form 10-K. Management believes that these critical accounting policies, as set forth in our 2009 Annual Report on Form 10-K, are important to understanding our results of operations and financial position. A summary of certain of our critical accounting policies and estimates, updated with information subsequent to the filing of our Annual Report on Form 10-K, is as follows:

Intangible Assets and Goodwill

Definite-lived intangible assets are comprised of acquired investment contracts. Indefinite-lived intangible assets are comprised of acquired investment contracts with affiliated closed-end registered investment companies. Indefinite-lived intangible assets are tested for impairment annually. Definite-lived and indefinite-lived intangible assets are evaluated for impairment on an ongoing basis whenever events or circumstances indicate that the carrying value of the intangible asset may not be fully recoverable. The Company determines if impairment has occurred by comparing estimates of future undiscounted cash flows to the carrying value of assets. Assets are considered impaired, and an impairment is recorded, if the carrying value exceeds the expected future undiscounted cash flows. We last tested definite-lived and indefinite-lived intangible assets for impairment during the fourth quarter of 2009 and, during the three months ended March 31, 2010, no events or circumstances occurred that indicated the carrying value of definite-lived and indefinite-lived intangible might be impaired.

Goodwill represents the excess of the purchase price of acquisitions and mergers over the identified net assets and liabilities acquired. In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not being amortized. A single reporting unit has been identified for the purpose of assessing potential future impairments of goodwill. An impairment analysis of goodwill is performed annually or more frequently, if warranted by events or circumstances affecting the Company’s business. We last evaluated goodwill for impairment during the fourth quarter of 2009 and, during the three months ended March 31, 2010, no events or circumstances occurred that indicated the carrying value of goodwill might be impaired.

Revenue Recognition

Investment management fees, distribution and service fees and administration and transfer agent fees are recorded as income during the period in which services are performed. Investment management fees, which are accrued monthly, are earned based upon a percentage of assets under management, and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payment. Management fees for structured finance products, such as CLOs and CDOs, that accrue as services are rendered, but are subordinated to other interests and payable only if certain financial criteria of the underlying collateral are met, are recorded as income when the structure finance products are in compliance with required financial criteria and collectability is reasonably assured.

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

Administration and transfer agent fees consist of fund administration fees, transfer agent fees, fiduciary fees and underwriter fees. Fund administration fees are earned based on the average daily assets in the funds. Transfer agent fees are earned based on a contractual amount plus a fee based on the number of accounts at the end of a month. Fiduciary fees are recorded monthly based on the number of 401(k) accounts. Underwriter fees are sales-based charges on sales of certain class A-share mutual funds. The Company utilizes outside service providers to perform some of the functions related to fund administration and transfer agent services. Effective January 1, 2010, a new fund administration agreement was executed with our open-end mutual funds. Under the prior agreement, the fees, which covered all fund administration services, were paid directly to the Company by the funds and were recorded as revenue. A portion of the fees received by the Company were remitted to third party service providers for services performed on behalf of the funds, and were recorded as a distribution and administration expense. As a result of the new agreement, the funds now directly contract for the third-party services and fees paid by the funds directly to the service providers are not reflected as either revenue or expenses of the Company. For the three months ended March 31, 2009, $1.1 million of payments to third-party service providers was recorded as revenue and expense of the Company.

Other income and fees consist primarily of redemption income on the early redemption of class B-share mutual funds and brokerage commissions and fees earned for distribution of nonaffiliated products. Commissions earned (and related expenses) are recorded on a trade date basis and are computed based upon contractual agreements.

Loss Contingencies

The likelihood that a loss contingency exists is evaluated using the criteria of ASC 450, Contingencies, and an accrued liability is recorded if the likelihood of a loss is considered both probable and reasonably estimable at the date of the financial statements. We believe that we have considered relevant circumstances that we may be currently subject to, and the financial statements accurately reflect our reasonable estimate of the results of our operations, financial condition and cash flows for the years presented.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 3 of the condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our exposure to market risk is directly related to our role as investment advisor for the funds and accounts we manage as investment advisor. Most of our revenue for the three month periods ended March 31, 2010 and 2009 was derived from investment management, distribution and fund administration fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

We are also subject to market risk due to a decline in the market value of our investments, consisting primarily of marketable securities. At March 31, 2010, the fair value of marketable securities was $9.9 million. Assuming a 10% increase or decrease in the fair value of marketable securities at March 31, 2010, our net income would have changed by $0.8 million and our total comprehensive income would have changed by $0.9 million for the three months ended March 31, 2010.

Interest Rate Risk

At March 31, 2010, the Company has $15.0 million outstanding under the Credit Facility that has a variable interest rate. Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at the Company’s option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate, plus an applicable margin that ranges from 1.75% to 3.50%. At March 31, 2010, the interest rate in effect for the Credit Facility was 3.19%. A hypothetical 200 basis point change in interest rates for the three month period ended March 31, 2010 would have changed our interest expense by approximately $0.1 million.

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

Changes in Internal Controls

There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has had no significant changes to its risk factors from those previously reported in our 2009 Annual Report on Form 10-K.

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

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Bylaws of Virtus Investment Partners, Inc., effective January 28, 2010 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed February 2, 2010).

10.1	First Amendment to the Virtus Investment Partners, Inc. Non-Qualified Excess Investment Plan, effective as of February 1, 2010

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

May 4, 2010	By:	/S/ MICHAEL A. ANGERTHAL
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)