Form 10-Q
period 2010-06-30
VIRTUS INVESTMENT PARTNERS, INC.
filed 2010-08-06
CIK 883237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the registrant’s common stock was 5,873,766 as of August 5, 2010.

VIRTUS INVESTMENT PARTNERS, INC.

INDEX

		Page
Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	1
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009	2
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 4.	Controls and Procedures	28

Part II.	OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 6.	Exhibits	30
	Signatures	31
Ex – 10.1	Amendment No. 1, dated as of July 8, 2010, to the Credit Agreement, dated as of September 1, 2009, among Virtus Investment Partners, Inc. as Borrower, the lenders party thereto and The Bank of New York Mellon as Administrative Agent, Issuing Bank and Lead Arranger.
Ex – 10.2	Amendment No. 2, dated as of August 2, 2010, to the Credit Agreement, dated as of September 1, 2009, among Virtus Investment Partners, Inc. as Borrower, the lenders party thereto and The Bank of New York Mellon as Administrative Agent, Issuing Bank and Lead Arranger.
Ex – 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Ex – 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Ex – 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Virtus Investment Partners, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2010	December 31, 2009
($ in thousands, except share data)
Assets
Current Assets
Cash and cash equivalents	$31,586	$28,620
Trading securities, at fair value	6,784	7,655
Available-for-sale securities, at fair value	1,864	1,789
Accounts receivable	18,403	19,400
Prepaid expenses and other assets	3,008	3,313

Total current assets	61,645	60,777
Furniture, equipment, and leasehold improvements, net	7,419	8,241
Intangible assets, net	52,361	54,844
Goodwill	4,795	4,795
Long-term investments and other assets ($1,872 and $2,143 at fair value, respectively)	5,550	5,366

Total assets	$131,770	$134,023

Liabilities and Stockholders’ Equity
Current Liabilities
Accrued compensation and benefits	$10,150	$14,707
Accounts payable	3,694	4,406
Income taxes payable	—	261
Other accrued liabilities	5,880	4,875
Broker-dealer payable	4,615	4,408

Total current liabilities	24,339	28,657
Deferred taxes, net	8,567	8,567
Note payable	15,000	15,000
Lease obligations and other long-term liabilities	5,471	6,169

Total liabilities	53,377	58,393

Commitments and Contingencies (Note 6)

Series B redeemable convertible preferred stock (stated at liquidation value), $.01 par value, 45,000 shares authorized, issued and outstanding at June 30, 2010 and December 31, 2009	46,800	45,900

Stockholders’ Equity
Common stock, $.01 par value, 1,000,000,000 shares authorized, 5,870,064 and 5,824,388 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	59	58
Additional paid-in capital	903,494	902,962
Accumulated deficit	(871,672)	(873,145)
Accumulated other comprehensive loss	(288)	(145)

Total stockholders’ equity	31,593	29,730

Total liabilities and stockholders’ equity	$131,770	$134,023

See Notes to Condensed Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
($ in thousands, except per share data)
Revenues
Investment management fees	$23,388	$18,188	$47,802	$35,978
Distribution and service fees	7,001	5,653	13,410	10,920
Administration and transfer agent fees	3,964	2,982	6,188	5,849
Other income and fees	435	358	835	685

Total revenues	34,788	27,181	68,235	53,432

Operating Expenses
Employment expenses	15,458	13,167	31,817	27,513
Distribution and administration expenses	7,786	7,449	15,130	14,287
Other operating expenses	7,434	6,977	14,417	13,810
Restructuring and severance	1,100	193	1,130	630
Depreciation and other amortization	500	375	995	743
Amortization of intangible assets	1,293	1,842	2,822	3,742

Total operating expenses	33,571	30,003	66,311	60,725

Operating Income (Loss)	1,217	(2,822)	1,924	(7,293)

Other Income (Expense)
Realized and unrealized gain (loss) on trading securities	(526)	1,268	(177)	407
Other income	3	1	71	5

Total other income (expense), net	(523)	1,269	(106)	412

Interest Income (Expense)
Interest expense	(267)	(662)	(542)	(1,092)
Interest income	77	114	247	217

Total interest expense, net	(190)	(548)	(295)	(875)

Income (loss) Before Income Taxes	504	(2,101)	1,523	(7,756)
Income tax expense	91	147	50	270

Net Income (Loss)	413	(2,248)	1,473	(8,026)

Preferred stockholder dividends	(900)	(900)	(1,800)	(1,960)

Net Loss Attributable to Common Stockholders	$(487)	$(3,148)	$(327)	$(9,986)

Weighted Average Shares Outstanding (in thousands)	5,854	5,811	5,843	5,800

Loss per Share—Basic and Diluted	$(0.08)	$(0.54)	$(0.06)	$(1.72)

See Notes to Condensed Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2010	2009
($ in thousands)
Cash Flows from Operating Activities:
Net income (loss)	$1,473	$(8,026)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and other amortization	995	743
Amortization of intangible assets	2,822	3,742
Stock-based compensation	2,008	1,536
Amortization of deferred commissions	2,309	1,294
Payments of deferred commissions	(2,699)	(1,145)
Equity in earnings of unconsolidated affiliates	(64)	—
Realized and unrealized (gains) losses on trading securities	177	(407)
Sale (purchase) of trading securities, net	694	(63)
Changes in operating assets and liabilities:
Accounts receivable	997	(1,483)
Prepaid expenses and other assets	305	(707)
Accounts payable and accrued liabilities	(5,078)	(17,702)
Income taxes payable	(432)	206
Other liabilities	578	(708)

Net cash provided by (used in) operating activities	4,085	(22,720)

Cash Flows from Investing Activities:
Capital expenditures	(173)	(524)
Purchase of available-for-sale securities	(46)	(63)

Net cash used in investing activities	(219)	(587)

Cash Flows from Financing Activities:
Preferred stock dividends paid	(900)	(160)
Repayment of long-term debt	—	(2,000)

Net cash used in financing activities	(900)	(2,160)

Net increase (decrease) in cash and cash equivalents	2,966	(25,467)
Cash and cash equivalents, beginning of period	28,620	51,056

Cash and Cash Equivalents, end of period	$31,586	$25,589

Supplemental Cash Flow Information:
Interest paid	$262	$878
Income taxes paid, net	$526	$87

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

The Company, through its affiliates, provides investment management and related services to individual and institutional clients throughout the United States of America. Retail investment management and other related services are provided to individuals through products consisting of open-end mutual funds, closed-end funds and separately managed accounts. Separately managed accounts are offered to high net-worth individuals and include intermediary programs that are sponsored and distributed by non-affiliated broker-dealers, and individual direct managed account investment services that are sold and administered by the Company. Institutional investment management services are provided primarily to corporations, multi-employer retirement funds, foundations and endowments.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for fair statement have been included. Operating results for the three month and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The condensed consolidated financial statements include the Company’s accounts and all wholly-owned affiliates. All significant intercompany transactions and balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”).

3. Summary of Significant Accounting Policies

A complete description of the Company’s significant accounting policies, which have been consistently applied, are detailed in the Company’s 2009 Annual Report on Form 10-K. A summary of certain of our critical accounting policies and estimates, updated with information subsequent to the filing of our Annual Report on Form 10-K, is as follows:

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, Financial Instruments, requires disclosure of the estimated fair values of financial instruments on a quarterly basis. Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments. The estimated fair value of long-term debt at June 30, 2010, which has a variable interest rate, approximates its carrying value. Marketable securities are reflected in the financial statements at fair value based upon publicly quoted market prices.

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

Administration and transfer agent fees consist of fund administration fees, transfer agent fees, fiduciary fees and underwriter fees. Fund administration fees are earned based on the average daily assets in the funds. Transfer agent fees are earned based on a contractual amount plus a fee based on the number of accounts at the end of a month. Fiduciary fees are recorded monthly based on the number of 401(k) accounts. Underwriter fees are sales-based charges on sales of certain class A-share mutual funds. The Company utilizes outside service providers to perform some of the functions related to fund administration and transfer agent services. Effective January 1, 2010, a new fund administration agreement was executed with our open-end mutual funds. Under the prior agreement, the fees, which covered all fund administration services, were paid directly to the Company by the funds and were recorded as revenue. A portion of the fees received by the Company were remitted to third party service providers for services performed on behalf of the funds, and were recorded as a distribution and administration expense. As a result of the new agreement, the funds now directly contract for the third-party services and fees paid by the funds directly to the service providers are not reflected as either revenue or expenses of the Company. For the three and six months ended June 30, 2009, $1.2 million and $2.3 million, respectively, of payments to third-party service providers was recorded as revenue and expense of the Company.

Other income and fees consist primarily of redemption income on the early redemption of class B-share mutual funds and brokerage commissions and fees earned for distribution of nonaffiliated products. Commissions earned (and related expenses) are recorded on a trade date basis and are computed based upon contractual agreements.

Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
($ in thousands)
Net income (loss)	$413	$(2,248)	$1,473	$(8,026)
Net unrealized gains (losses) on available-for-sale securities, net of tax	(18)	176	(143)	287

Total comprehensive income (loss)	$395	$(2,072)	$1,330	$(7,739)

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

4. Goodwill and Intangible Assets

The carrying value of goodwill at June 30, 2010 and December 31, 2009 was $4.8 million. Intangible assets at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009
($ in thousands)
Definite-lived intangible assets:
Investment contracts	$268,852	$268,512
Accumulated amortization	(245,981)	(243,158)

Definite-lived intangible assets, net	22,871	25,354
Indefinite-lived intangible assets	29,490	29,490

Total intangible assets, net	$52,361	$54,844

Activity in intangible assets for the six months ended June 30, 2010 and 2009 was as follows:

	June 30,
	2010	2009
($ in thousands)
Intangible assets
Balance, beginning of period	$54,844	$60,985
Purchases	339	486
Amortization	(2,822)	(3,742)

Balance, end of period	$52,361	$57,729

Definite-lived intangible asset amortization for the next five fiscal years is estimated as follows: remainder of 2010—$2.0 million, 2011—$3.8 million, 2012—$3.6 million, 2013—$3.6 million, 2014—$3.5 million and thereafter—$6.4 million.

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

5. Marketable Securities

The Company’s marketable securities consist of both trading (including securities held by a broker-dealer affiliate) and available-for-sale securities. The composition of the Company’s marketable securities at June 30, 2010 and December 31, 2009 was as follows:

June 30, 2010

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Affiliated mutual funds	$8,052	$(2,007)	$739	$6,784
Available-for-sale:
Affiliated closed-end funds	1,909	(55)	10	1,864

Total marketable securities	$9,961	$(2,062)	$749	$8,648

December 31, 2009

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Equity securities, affiliate equity strategy	$456	$—	$219	$675
Affiliated mutual funds	8,017	(1,827)	790	6,980

Total trading securities	8,473	(1,827)	1,009	7,655

Available-for-sale:
Affiliated closed-end funds	1,863	(74)	—	1,789

Total marketable securities	$10,336	$(1,901)	$1,009	$9,444

At June 30, 2010 and December 31, 2009, all of the Company’s financial instruments that are measured at fair value, which consist solely of mutual funds and marketable securities, utilize a Level 1 valuation technique which, as defined in ASC 820, Fair Value Measurements and Disclosures, is quoted prices in active markets for identical assets or liabilities.

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

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

7. Harris Bankcorp Related Party Transactions

Effective as of December 31, 2008, Harris Bankcorp owns 100% of the Company’s outstanding Series B Convertible Preferred Stock. The Company acquired the rights to advise, distribute and administer the Insight Funds from Harris Investment Management, Inc., a subsidiary of Harris Bankcorp, in May 2006. Sub-advisory investment management fees, which are netted against investment management fees in the consolidated statement of operations, and distribution and administration fee expenses paid or payable to Harris Bankcorp related to the Insight Funds for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
($ in thousands)
Sub-advisory investment management fees	1,057	$1,420	2,295	$2,821
Distribution and administration expenses	135	868	248	1,843

Total fees and expenses related to Harris Bankcorp	1,192	$2,288	2,543	$4,664

In addition, for the first four years after becoming the advisor of the Insight Funds, the Company has agreed to pay to Harris Bankcorp 50.0% of the net profit earned by the Company on the money market mutual funds acquired from Harris Bankcorp. The final payment of $0.8 million for the measurement period ended in May 2010 has been accrued and will be paid in the third quarter of 2010.

At June 30, 2010 and December 31, 2009, $1.2 million and $1.3 million, respectively, was payable to Harris Bankcorp and its affiliates related to sub-advisory investment management fees, distribution and administration fees and money market earn-out obligations in accordance with the above agreement.

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

8. Stock-based Compensation

The Company has an Omnibus Incentive and Equity Plan (the “Plan”) under which officers, employees, directors and consultants may be granted equity-based awards, including restricted stock units (“RSUs”), stock options and unrestricted shares of common stock. At June, 30, 2010, 1,800,000 shares of common stock were authorized for issuance under the Plan, of which 808,630 remain available for issuance. Each RSU entitles the holder to one share of Virtus common stock when the restriction expires. RSUs generally have a term of two to three years and are either time-vested or performance-contingent. Stock options generally vest over three years and have a contractual life of ten years. Stock options are granted with an exercise price equal to the fair market value of the shares at the date of grant.

A summary of stock-based compensation expense recognized for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Total stock-based compensation expense	$1,163	$1,203	$2,008	$1,536

Restricted Stock Units

During the six months ended June 30, 2010, the Company granted 133,142 RSUs with an aggregate intrinsic value at the date of grant of $2.7 million. The awards were primarily the result of performance-based incentive plans that were measured in 2009 and awarded in the first quarter of 2010. A summary of RSU activity for the six months ended June 30, 2010 is as follows:

Number of Shares
Outstanding at December 31, 2009	424,524
Granted	133,142
Forfeited	(33,502)
Settled	(44,214)

Outstanding at June 30, 2010	479,950

At June 30, 2010, outstanding RSUs have a weighted average remaining contractual life of 1.9 years.

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Stock Options

During the six month period ended June 30, 2010, the Company granted 16,180 stock options to certain employees with a weighted average fair value of $11.76. A summary of stock option activity for the six months ended June 30, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	402,422	$21.13
Granted	16,180	21.38
Forfeited	(28,160)	25.03

Outstanding at June 30, 2010	390,442	$20.86

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2010
Expected dividend yield	0.0%
Expected volatility	53.6%
Risk-free interest rate	3.0%
Expected life(1)	6.5 years

(1)	The 6.5 year expected life was determined using the “simplified method” allowed under generally accepted accounting principles.

A summary of stock options outstanding at June 30, 2010 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contractual Life	Weighted Average Option Price	Number of Shares	Weighted Average Option Price
$9.40 – $23.59	232,189	8.9	$10.33	—	$—
$24.23 – $29.81	20,582	3.9	27.90	20,582	27.90
$30.36 – $34.00	55,493	7.2	31.19	39,649	31.14
$37.99 – $44.59	82,178	4.2	41.88	82,178	41.88

	390,442	7.4	$20.86	142,409	$36.87

At June 30, 2010, outstanding stock options had an intrinsic value of $2.0 million.

Board of Director Grants

During the six months ended June 30, 2010, 16,719 shares of common stock were granted as part of our directors’ annual retainer under the Plan to those non-employee members of the Company’s board of directors who receive compensation for his or her Board services. The Company recognized $0.4 million in stock-based compensation expense for the six months ended June 30, 2010 in connection with these grants.

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

9. Earnings Per Share

The following sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
($ in thousands, except share data)	2010	2009	2010	2009
Basic and Diluted:
Net loss attributable to common stockholders	$(487)	$(3,148)	$(327)	$(9,986)
Weighted-average number of shares outstanding – basic and diluted	5,854	5,811	5,843	5,800
Loss per share – basic and diluted	$(0.08)	$(0.54)	$(0.06)	$(1.72)

For the three and six month periods ended June 30, 2010 and 2009, 1.7 million shares, representing the common stock equivalents of outstanding Series B Convertible Preferred Stock if converted at the beginning of the year, were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. For the three and six month periods ended June 30, 2010 and 2009, respectively, restricted stock units and stock options outstanding totaling of 0.9 million and 0.8 million, were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

10. Subsequent Events

Credit Facility Amendments

On July 8, 2010, the Company entered into Amendment No. 1 to the Credit Facility with The Bank of New York Mellon, as administrative agent, issuing bank and lead arranger, and PNC Bank, National Association, as lender. Pursuant to the terms of the amended Credit Facility, the Company may make payments to redeem and retire convertible preferred stock not to exceed an aggregate amount of $9,800,000, subject to certain requirements and restrictions described in Amendment No. 1 to the Credit Facility.

On August 2, 2010, the Company entered into Amendment No. 2 to the Credit Facility. The amended Credit Agreement extends the maturity date of the Credit Facility to September 30, 2013 from September 1, 2011, increases the borrowing capacity to up to $30.0 million for the entire term of the facility and reduces the minimum asset coverage requirement to 1.25 from 1.75. The amended Credit Facility also decreases the applicable margin on the base interest rates available to a range of 1.25% to 3.00% from the original range of 1.75% to 3.50%.

Amendment No. 2 also modified certain restrictive financial covenants, the most significant of which include requiring a (i) minimum required consolidated net worth as of any fiscal quarter end (total stockholders’ equity plus the liquidation preference of outstanding convertible preferred shares) to be at least $65 million, minus redemptions of convertible preferred shares of up to $9.8 million, plus adjustments for net income, redemptions of convertible preferred securities and equity issuances, if any, after September 1, 2009, and (ii) minimum consolidated assets under management (excluding money market funds) of $15.0 billion as of each quarter end through March 31, 2012 and $18.0 billion as of any quarter end thereafter. In addition, a covenant was added that requires minimum liquid assets having a fair value not less than $7.5 million.

Dividend Declaration

On July 15, 2010, the Board of Directors of the Company declared cash dividends on its Series B Convertible Preferred Stock for the three month period ended June 30, 2010 for a total of $0.9 million which the Company expects to pay in the third quarter of 2010.

Series B Convertible Preferred Stock Conversion

On August 2, 2010, the Company exercised its call option to redeem 9,783 shares of the Series B Convertible Preferred Stock for a purchase price of approximately $9.8 million from Harris Bankcorp. On August 5, 2010, Harris Bankcorp elected to convert the 9,783 shares of Series B Convertible Preferred Stock, including dividends that have been accrued but not yet declared, into 378,446 shares of common stock effective on or about August 7, 2010.

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

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the following: (a) the effects of adverse market and economic developments on all aspects of our business; (b) any poor relative investment performance of our asset management strategies and any resulting outflows of assets; (c) any lack of availability of additional and/or replacement financing, as may be needed, on satisfactory terms or at all; (d) any inadequate performance of third-party relationships; (e) the withdrawal of assets from under our management; (f) our ability to attract and retain key personnel in a competitive environment; (g) the ability of independent trustees of our mutual funds and closed-end funds, and other clients, to terminate their relationships with us; (h) the possibility that our goodwill or intangible assets could become impaired, requiring a charge to earnings; (i) the strong competition we face in our business; (j) potential adverse regulatory and legal developments; (k) the difficulty of detecting misconduct by our employees, subadvisers and distribution partners; (l) changes in accounting or regulatory standards or rules; (m) the ability to satisfy the financial covenants under existing debt agreements; and (n) certain other risks and uncertainties described in our 2009 Annual Report on Form 10-K or in any of our filings with the Securities and Exchange Commission (“SEC”). An occurrence of, or any material adverse change in, one or more risk factors or risks referred to in this Quarterly Report or included in our 2009 Annual Report on Form 10-K or other periodic reports filed with the SEC could materially and adversely affect our operations, financial results, cash flows, prospects and liquidity.

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

Market Environment

Financial markets have experienced unprecedented credit and liquidity issues in recent years, resulting in significant volatility and declines in the equity and fixed income markets during this period. Markets have rebounded considerably since the lows reached in the first quarter of 2009, however, they continue to be at levels lower than experienced prior to the beginning of the deterioration of economic conditions. Additionally, concerns over high levels of unemployment, global fiscal problems and the sustainability of the current economic recovery continue to generate uncertainty surrounding the economy and the financial markets going forward. These and other factors may continue to have a significant impact on the global financial markets and economies.

This economic environment has had a direct impact on the investing activities of both retail and institutional investors. The declines and volatility in the equity and fixed income markets in recent years have reduced the value of our assets under management which has resulted in lower fee revenues. The continued uncertainty in the equity and debt markets impacts investor confidence, resulting in investors generally favoring lower investment risk. Low interest rates have had a direct adverse impact on money market funds as investors have reduced allocations to this asset class due to historically low investment returns. The adverse conditions and uncertainties of the markets and the economic environment, which could continue throughout 2010 and beyond, have and may continue to have a negative impact on our assets under management and our revenues.

Changes in our assets under management are driven in great part by the performance of the equity markets. We expect that market volatility could continue at least for the short term. As markets continue to experience volatility, we may experience decreased investment inflows and increased redemptions of certain products as a result of these market conditions.

Assets Under Management

Our total assets under management as of June 30, 2010 were $25.1 billion, which represented an increase of $2.7 billion from the $22.4 billion of assets under management at June 30, 2009.

Assets Under Management by Product

The following table presents our assets under management by product:

	As of June 30,
	2010	2009
($ in millions)
Retail assets
Mutual fund assets
Long-term open-end funds	$9,398.0	$7,043.3
Money market funds	2,841.0	3,995.2
Closed-end funds	4,015.2	3,920.0

Total mutual fund assets	16,254.2	14,958.5

Separately managed accounts
Intermediary sponsored programs	1,565.8	1,358.6
Private client accounts	1,885.8	1,682.7

Total managed account assets	3,451.6	3,041.3

Total retail assets	19,705.8	17,999.8

Institutional assets
Institutional accounts	4,494.8	3,662.3
Structured finance products	918.9	778.1

Total institutional assets	5,413.7	4,440.4

Total	$25,119.5	$22,440.2

The following table summarizes our asset flows by product for the periods indicated:

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
($ in millions)
Retail Products
Mutual Funds – Long-term
Beginning balance	$13,820.6	$9,658.1	$13,159.1	$10,744.3
Sales	975.4	626.2	1,964.0	1,082.2
Redemptions	(708.5)	(500.5)	(1,362.3)	(1,156.9)

Net flows	266.9	125.7	601.7	(74.7)
Market appreciation (depreciation)	(654.9)	1,122.5	(306.6)	333.5
Acquisitions (dispositions) / Other	(19.4)	57.0	(41.0)	(39.8)

Change in assets under management	(407.4)	1,305.2	254.1	219.0

Ending balance	$13,413.2	$10,963.3	$13,413.2	$10,963.3

Mutual Funds – Money Market
Beginning balance	$3,034.2	$4,293.2	$3,930.6	$4,654.0
Change in cash management products	(193.2)	(298.0)	(1,089.6)	(658.8)

Ending balance	$2,841.0	$3,995.2	$2,841.0	$3,995.2

Separately Managed Accounts
Beginning balance	$3,642.3	$2,731.9	$3,551.8	$3,074.3
Sales	115.1	216.1	231.6	374.6
Redemptions	(169.9)	(212.3)	(325.6)	(545.4)

Net flows	(54.8)	3.8	(94.0)	(170.8)
Market appreciation (depreciation)	(134.4)	306.8	1.5	124.3
Change in cash management products	(1.5)	(1.2)	(7.7)	13.5

Change in assets under management	(190.7)	309.4	(100.2)	(33.0)

Ending balance	$3,451.6	$3,041.3	$3,451.6	$3,041.3

Institutional Products
Institutional Accounts
Beginning balance	$4,219.1	$3,403.3	$3,929.8	$3,415.2
Sales	31.5	68.1	326.2	103.4
Redemptions	(75.5)	(153.9)	(258.6)	(327.5)

Net flows	(44.0)	(85.8)	67.6	(224.1)
Market appreciation (depreciation)	(15.9)	211.3	150.1	33.1
Change in cash management products	335.6	125.0	347.1	147.4
Acquisitions (dispositions) / Other	—	8.5	0.2	290.7

Change in assets under management	275.7	259.0	565.0	247.1

Ending balance	$4,494.8	$3,662.3	$4,494.8	$3,662.3

Structured Finance Products
Beginning balance	$909.1	$719.2	$868.4	$748.6
Redemptions	—	—	—	—

Net flows	—	—	—	—
Market appreciation (depreciation)	9.8	58.9	50.5	29.5

Change in assets under management	9.8	58.9	50.5	29.5

Ending balance	$918.9	$778.1	$918.9	$778.1

Total
Beginning balance	$25,625.3	$20,805.7	$25,439.7	$22,636.4
Sales	1,122.0	910.4	2,521.8	1,560.2
Redemptions	(953.9)	(866.7)	(1,946.5)	(2,029.8)

Net flows	168.1	43.7	575.3	(469.6)
Market appreciation (depreciation)	(795.4)	1,699.5	(104.5)	520.4
Change in cash management products	140.9	(174.2)	(750.2)	(497.9)
Acquisitions (dispositions) / other	(19.4)	65.5	(40.8)	250.9

Change in assets under management	(505.8)	1,634.5	(320.2)	(196.2)

Ending balance	$25,119.5	$22,440.2	$25,119.5	$22,440.2

Assets Under Management by Investment Category

The following table summarizes our assets under management by investment category:

	As of June 30,
	2010	2009
($ in millions)
Investment Categories
Equity assets	$11,088.1	$9,668.5
Fixed income assets	11,190.4	8,776.5
Money market assets	2,841.0	3,995.2

Total	$25,119.5	$22,440.2

At June 30, 2010, we managed $25.1 billion in total assets representing an increase of $2.7 billion from the $22.4 billion managed at June 30, 2009 and a decrease of $0.3 billion from the $25.4 billion managed at December 31, 2009. The decrease in assets under management for the three and six months ended June 30, 2010 was due primarily to market depreciation and decreases in money market assets, offset in part by overall positive net flows. Market depreciation for the three and six months ended June 30, 2010 was consistent with overall performance of the securities markets during the same period. Money market assets declined for the three and six months ended June 30, 2010 as investors continued to shift assets out of these products due to historically low interest rates. Offsetting these decreases for the three and six months ended June 30, 2010 were positive net flows resulting from strong sales of our open-end mutual fund products. Also offsetting the decrease for the three months ended June 30, 2010 was an increase in cash management products for institutional clients.

Average Fee Earning Assets Under Management and Average Basis Points

The following table summarizes average fee earning assets under management and average management fee basis points (“BPs”):

	Three Months Ended June 30,
	Average Fees Earned - Expressed in BPs		Average Fee Earning Assets ($ in millions)
	2010	2009	2010	2009
Products
Long-term mutual funds (1)	43	43	$13,966.0	$10,717.5
Money market mutual funds (1)	5	5	2,921.9	4,178.4
Separately managed accounts	47	49	3,642.3	2,731.9
Institutional products	28	27	5,210.9	4,281.5

Total	36	33	$25,741.1	$21,909.3

	Six Months Ended June 30,
	Average Fees Earned - Expressed in BPs		Average Fee Earning Assets ($ in millions)
	2010	2009	2010	2009
Products
Long-term mutual funds (1)	44	42	$13,735.3	$10,518.3
Money market mutual funds (1)	5	5	3,193.9	4,395.1
Separately managed accounts	48	48	3,597.0	2,915.2
Institutional products	34	27	5,062.2	4,258.8

Total	38	33	$25,588.4	$22,087.4

(1)	Average fees earned for money market and long-term mutual funds are net of non-affiliated sub-advisory fees.

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

Our product mix shifted towards higher fee earning assets for the three and six months ended June 30, 2010 compared to the corresponding period in the prior year as assets under management from equity products, which have higher fees, increased in proportion to our overall portfolio. In addition, average fees earned in BPs was higher than normal during the six months ended June 30, 2010 due to recognition of $1.3 million of revenue on structured finance products for subordinated management fees earned in prior periods that were not recognized as revenue until payment of such fees resumed in the first quarter of 2010 upon meeting collateral quality tests.

Results of Operations

Summary Financial Data

	Three Months Ended June 30,		Increase/ (Decrease) 2010 vs. 2009	Six Months Ended June 30,		Increase/ (Decrease) 2010 vs. 2009
	2010	2009		2010	2009
($ in thousands)
Results of Operations
Investment management fees	$23,388	$18,188	$5,200	$47,802	$35,978	$11,824
Other revenue	11,400	8,993	2,407	20,433	17,454	2,979

Total revenues	34,788	27,181	7,607	68,235	53,432	14,803

Operating expenses	32,278	28,161	4,117	63,489	56,983	6,506
Intangible asset amortization	1,293	1,842	(549)	2,822	3,742	(920)

Total expenses	33,571	30,003	3,568	66,311	60,725	5,586

Operating income	1,217	(2,822)	4,039	1,924	(7,293)	9,217
Other income (expense), net	(523)	1,269	(1,792)	(106)	412	(518)
Interest expense, net	(190)	(548)	358	(295)	(875)	580

Income (loss) before income taxes	504	(2,101)	2,605	1,523	(7,756)	9,279
Income tax expense (benefit)	91	147	56	50	270	220

Net income (loss)	413	(2,248)	2,661	1,473	(8,026)	9,499
Preferred stockholder dividends	(900)	(900)	—	(1,800)	(1,960)	(160)

Net loss attributable to common stockholders	$(487)	$(3,148)	$2,661	$(327)	$(9,986)	$9,659

Revenues

Revenues by source for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,		Increase/ (Decrease) 2010 vs. 2009	Six Months Ended June 30,		Increase/ (Decrease) 2010 vs. 2009
	2010	2009		2010	2009
($ in thousands)
Investment management fees
Mutual funds	$15,423	$11,955	$3,468	$30,650	$23,340	$7,310
Separately managed accounts	4,298	3,371	927	8,611	6,887	1,724
Institutional accounts	2,837	2,432	405	5,578	4,964	614
Structured finance products	830	430	400	2,963	787	2,176

Total investment management fees	23,388	18,188	5,200	47,802	35,978	11,824
Distribution and service fees	7,001	5,653	1,348	13,410	10,920	2,490
Administration and transfer agent fees	3,964	2,982	982	6,188	5,849	339
Other income and fees	435	358	77	835	685	150

Total revenues	$34,788	$27,181	$7,607	$68,235	$53,432	$14,803

Investment Management Fees

Net investment management fees increased $5.2 million and $11.8 million for the three and six months ended June 30, 2010, respectively, due to a 17% and 16% increase in average fee earning assets under management compared to the corresponding prior year periods. Assets under management increased primarily as a result of market appreciation combined with overall positive net flows during the last twelve months. Revenues increased at a higher rate than assets under management due to a lower proportion of money market assets, which have lower investment management fee rates than our other products. Money market assets represented 11% of total assets under management at June 30, 2010 compared to 18% at June 30, 2009. Also contributing to the increase for the three and six months ended June 30, 2010 were fees recognized on structured finance products for subordinated management fees that were not being recognized in the corresponding 2009 periods as the collateral being managed did not meet payment requirements at that time.

Distribution and Service Fees

Distribution and service fees, which are asset-based fees earned from open-end mutual funds for distribution services we perform on their behalf, increased by $1.3 million and $2.5 million for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009 due to higher assets under management. The increase in fees also resulted in a corresponding increase in trail commissions, which are a component of distribution expenses.

Administration and Transfer Agent Fees

Administration and transfer agent fees increased $1.0 million and $0.3 million for the three and six months ended June 30, 2010, respectively, as compared to the same period in 2009. Administration and transfer agent fees represent fees earned from our open-end mutual funds for fund administration and transfer agent services. Fund administration fees for certain open-end mutual funds increased $0.4 million for the three months ended June 30, 2010 and decreased $0.4 million for the six months ended June 30, 2010 compared to the prior year periods due to changes in fund administration contracts discussed further below. Transfer agent revenues, which are reported net of sub-transfer agent expenses, increased $0.6 million and $0.7 million for three and six months ended June 30, 2010, respectively, compared to the same period in the 2009 due to higher transaction volumes.

The Company utilizes outside service providers to perform some of the functions related to fund administration and transfer agent services. Effective January 1, 2010, a new fund administration agreement was executed with our open-end mutual funds. Under the prior agreement, the fees, which covered all fund administration services, were paid directly to the Company by the funds and were recorded as revenue. A portion of the fees received by the Company were remitted to third party service providers for services performed on behalf of the funds, and were recorded as a distribution and administration expense. As a result of the new agreement, the funds now directly contract for the third-party services and fees paid by the funds directly to the service providers are not reflected as either revenue or expenses of the Company, resulting in a decrease in revenues and a corresponding decrease in expenses in 2010 as compared to prior year periods. In April 2010, an amendment to the fund administration agreement was executed with the open-end mutual funds that changes and increases the fee rates received by the Company. In connection with the amendment, the Company implemented additional expense caps that require the Company to reimburse funds for certain expenses that exceed defined thresholds, resulting in higher expense fee waivers for the three months ended June 30, 2010 which are recorded as a reduction to investment management fees.

Operating Expenses

Operating expenses by category were as follows:

	Three Months Ended June 30,		Increase/ (Decrease) 2010 vs. 2009	Six Months Ended June 30,		Increase/ (Decrease) 2010 vs. 2009
	2010	2009		2010	2009
($ in thousands)
Operating expenses
Employment expenses	$15,458	$13,167	$2,291	$31,817	$27,513	$4,304
Distribution and administrative expenses	7,786	7,449	337	15,130	14,287	843
Other operating expenses	7,934	7,352	582	15,412	14,553	859
Restructuring and severance	1,100	193	907	1,130	630	500
Intangible asset amortization	1,293	1,842	(549)	2,822	3,742	(920)

Total operating expenses	$33,571	$30,003	$3,568	$66,311	$60,725	$5,586

Employment Expenses

Employment expenses of $15.5 million and $31.8 million in the three and six months ended June 30, 2010 increased $2.3 million and $4.3 million or 17% and 16% compared to the same periods in the prior year primarily due to increases in variable compensation, both sales and performance based. The increases in variable compensation are the result of higher sales and improved profitability and operating metrics in the first two quarters of 2010 as compared to the first two quarters of 2009.

Distribution and Administrative Expenses

Distribution and administrative expenses increased $0.3 million and $0.8 million or 5% and 6% in the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. The increases were attributable in part to asset-based trail commissions paid to our distribution partners which increased $0.5 million and $1.1 million, respectively, consistent with increases in our assets under management. Trail commissions are fees we pay to broker-dealers for providing sales, marketing and distribution services to investors of our mutual funds. Also contributing to the increase was increased sales based fees paid to third party distribution partners of $0.3 million and $0.9 million in the three and six months ended June 30, 2010 due to higher sales. Partially offsetting these increases was the absence of fees paid to third party service providers in the first two quarters of 2010 compared to the first two quarters of 2009 as these fees are no longer paid by the Company. As discussed further under the Administration and Transfer Agent Fee caption above, effective January 1, 2010, certain administration fees due to a third party service provider are no longer reflected as revenue or expenses of the Company in 2010, resulting in a decrease in distribution and administration expenses compared to prior year periods.

Other Operating Expenses

Other operating expenses increased $0.6 million and $0.9 million or 8% and 6% for the three and six months ended June 30, 2010, respectively, to $7.9 million and $15.4 million for the three and six months ended June 30, 2010 as compared to $7.4 million and $14.6 million in the prior year. The modest increase, despite larger increases in assets under management and sales in the first two quarter of 2010 compared to the corresponding 2009 periods, is a result of management’s continued efforts to control fixed operating costs.

Restructuring and Severance

For the three and six months ended June 30, 2009, we incurred $0.2 million and $0.6 million, respectively, of severance costs resulting from staff reductions at our corporate office and at certain affiliates as we continued cost reduction efforts. For the three and six months ended June 30, 2010, we incurred $1.1 million of severance costs due primarily to the departure of an individual of the Company.

Intangible Asset Amortization

Amortization expense of $1.3 million and $2.8 million for the three and six months ended June 30, 2010, respectively, decreased $0.5 million and $0.9 million or 30% and 25% as compared to the same period in 2009 due to a number of intangible assets related to institutional contracts becoming fully amortized in the last twelve months.

Other Income and Expenses

Other Income (Expense)

Other income decreased $1.8 million and $0.5 million for the three and six months ended June 30, 2010, respectively, to an expense of $0.5 million and $0.1 million due primarily to changes in the market value of trading securities during these periods.

Interest Expense, net

Interest expense is attributable primarily to our long-term debt and is reported net of interest and dividend income earned on cash equivalents and investments. Interest expense decreased $0.4 million and $0.6 million, respectively, for the three and six months ended June 30, 2010 compared to the same period in the prior year. The decrease in interest expense is due to a lower average outstanding debt balance and a lower interest rate in the first two quarters of 2010 compared to the first two quarters of 2009 as a result of our debt refinancing in September 2009. The effective interest rate of the Company’s outstanding long-term debt, inclusive of the amortization of deferred financing costs, was 6.29% as of June 30, 2010.

Preferred Stockholder Dividends

On March 4, 2010, the Board of Directors of the Company declared cash dividends on its Series B Convertible Preferred Stock for the three month period ended December 31, 2009 of $0.9 million, which the Company paid on March 15, 2010. On May 20, 2010, the Board of Directors of the Company declared cash dividends on its Series B Convertible Preferred Stock for the three month period ended March 31, 2010 of $0.9 million, which the Company paid on July 2, 2010. At June 30, 2010, $0.9 million of dividends were accrued for the Series B Convertible Preferred Stock for the three months ended June 30, 2010 that were declared on July 15, 2010. At the discretion of the Company, the dividends may be paid in cash or through issuance of additional shares of Series B Convertible Preferred Stock, subject to limitations on dividends under the Company’s Credit Facility and, with respect to payment of any accrued dividend in additional shares, approval by our Board of Directors and authorization of the issuance of additional preferred shares by the holders of Series B Convertible Preferred Stock.

Liquidity and Capital Resources

Certain Financial Data

The following table summarizes certain key financial data relating to our liquidity and capital resources:

	June 30, 2010	December 31, 2009
($ in thousands)
Balance Sheet Data
Cash and cash equivalents	$31,586	$28,620
Marketable securities	8,648	9,444
Long-term debt	15,000	15,000
Convertible preferred stock(1)	46,800	45,900

Working capital (2)	$37,306	$32,120

	Six Months Ended June 30,
	2010	2009
($ in thousands)
Cash Flow Data
Provided by (used in)
Operating activities	$4,085	$(22,720)
Investing activities	(219)	(587)
Financing activities	(900)	(2,160)

(1)	On August 2, 2010, the Company exercised its call option to redeem 9,783 shares of the Series B Convertible Preferred Stock for a purchase price of approximately $9.8 million from Harris Bankcorp. On August 5, 2010, Harris Bankcorp elected to convert the 9,783 shares of Series B Convertible Preferred Stock, including dividends that have been accrued but not yet declared, into 378,446 shares of common stock effective on or about August 7, 2010.
(2)	Working capital is defined as current assets less current liabilities.

At June 30, 2010, our working capital was $37.3 million. We believe that our available cash, marketable securities and cash expected to be generated from operations will be sufficient to fund our expected cash operating requirements and other capital requirements in the short-term, which we consider to be the next twelve months. Our ability to meet our future cash needs, including repayment of our Credit Facility, interest payments on our Credit Facility, payment of preferred stock dividends and other operating requirements, will depend upon our future operating performance, the level and mix of assets under management, and general economic conditions, some of which are beyond our control. Additional matters outside of our control that could impact our liquidity include any further deterioration in or continued volatility of the global economy and capital markets and unexpected cash, debt or operating requirements.

Capital Requirements

Our short-term capital requirements, which we consider to be those capital requirements due within one year, include payment of interest on our Credit Facility, payment of annual incentive compensation and payment of preferred stock dividends. Incentive compensation, which is generally the Company’s largest annual operating cash payment, is paid in the first quarter of the year. The Company paid approximately $10.8 million in annual incentive compensation in the three months ended March 31, 2010 related to incentives that were earned during the year ended December 31, 2009. Short-term capital requirements also include quarterly dividends on our outstanding shares of Series B Convertible Preferred Stock. The dividend can be paid in cash or, at the election of the board of directors (and subject to authorization of the issuance of additional preferred shares by the holders of Series B Convertible Preferred Stock), in additional convertible preferred shares. The dividend is cumulative and will continue to accumulate whether or not declared and paid. During the six months ended June 30, 2010 and year ended December 31, 2009, the Company paid $0.9 million and $2.9 million, respectively, of preferred stock dividends. Long-term capital requirements could include seed money for new products, principal payments on our outstanding Credit Facility, which expires in September 2013, infrastructure improvements and, possibly, strategic acquisitions.

The financial markets have experienced a period of significant volatility over the past two years, which has impacted asset outflows and the value of our assets under management and resulted in lower fee revenues. Markets could further decline and there could be significant volatility. Should assets under management decline for any reason, revenues, net income and cash flow could continue to be negatively impacted. Reductions in related variable expenses, primarily incentive compensation and distribution costs, would marginally compensate for this loss of revenue but the Company could experience a material reduction in income from operations.

Capital and Reserve Requirements

We have a subsidiary that is a broker-dealer registered with the SEC and is therefore subject to certain rules regarding minimum net capital, as defined by those rules. The subsidiary is required to maintain a ratio of “aggregate indebtedness” to “net capital,” as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us including additional reporting requirements, tighter ratios and business interruption. At June 30, 2010 and 2009, the ratio of aggregate indebtedness to net capital of the broker-dealer was below the maximum allowed and our net capital was significantly in excess of that required.

Balance Sheet

Cash and cash equivalents consist of cash in banks and highly liquid affiliated money market mutual fund investments. Cash and cash equivalents typically increased in the second, third and fourth quarters of the year as we record, but do not pay, variable incentive compensation. Historically, annual incentives are paid in the first quarter of the year. Marketable securities consist primarily of highly liquid investments in our affiliated mutual funds. We provide capital for funds and strategies in their early stages of development.

Operating Cash Flow

Net cash provided by operating activities of $4.1 million for the six months ended June 30, 2010 improved by $26.8 million from net cash used in operating activities of $22.7 million in the same period in the prior year due primarily to the increase in our assets under management and revenues in the first six months of 2010 compared to the same period in the prior year. Also contributing to the improvement was lower annual incentive payments in the first quarter of 2010 related to the year ended December 31, 2009 as compared to the prior year.

Investing Cash Flow

Net cash used in investing activities consists primarily of capital expenditures related to our business operations and purchases of available-for-sale securities. Net cash used in investing activities decreased $0.4 million to $0.2 million in the six months ended June 30, 2010 compared to the corresponding period in 2009 due to a decrease in capital expenditures. Higher capital expenditures were required in 2009 as a result of the spin-off from our former parent company that required us to relocate to a new facility.

Financing Cash Flow

Net cash used in financing activities consists of principal payments on our long-term debt and payment of dividends on our Series B Convertible Preferred Stock.

Long-term Debt

The Company has a Credit Facility, as amended through August 2, 2010, that provides a senior secured revolving credit facility for the Company that matures in September 2013. The amended Credit Facility provides borrowing capacity of up to $30.0 million, with a $2.0 million sub-limit for the issuance of standby letters of credit. Borrowings under the Credit Facility may not at any time exceed, effective August 2, 2010, a minimum asset coverage ratio of 1.25 ($30.0 million as of June 30, 2010), which in general represents the sum of the Company’s cash, marketable securities and investment management fee receivables, excluding certain specified assets, to total outstanding indebtedness (including outstanding letters of credit). The Credit Facility is secured by substantially all of the assets of the Company. At June 30, 2010, $15.0 million was outstanding under the Credit Facility.

Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at the Company’s option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate (as defined in the Credit Facility agreement), plus an applicable margin, effective August 2, 2010, that ranges from 1.25% to 3.00%. At June 30, 2010, the interest rate in effect for the Credit Facility was 3.19%, exclusive of the amortization of deferred financing costs. Under the terms of the Credit Facility the Company is also required to pay certain fees, including an annual commitment fee of 0.50% on undrawn amounts and a letter of credit participation fee at an annual rate equal to the applicable margin as well as any applicable fronting fees, each of which is payable quarterly in arrears.

The Credit Facility contains customary restrictive covenants, including covenants that restrict (subject in certain instances to minimum thresholds or exceptions) the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create liens, merge or make acquisitions, dispose of assets, enter into leases, sale/leasebacks or acquisitions of capital stock, and make distributions, dividends, loans, guarantees, investments or capital expenditures, among other things. In addition, the Credit Facility contains certain financial covenants, the most restrictive of which include, effective August 2, 2010: (i) minimum required consolidated net worth as of any fiscal quarter end (total stockholders’ equity plus the liquidation preference of outstanding convertible preferred shares) to be at least $65 million, minus redemptions of convertible preferred shares of up to $9.8 million, plus adjustments for net income, and equity issuances, if any, after September 1, 2009, (ii) minimum consolidated assets under management (excluding money market funds) of $15.0 billion as of each quarter end through March 31, 2012 and $18.0 billion as of any quarter end thereafter, (iii) minimum liquid assets having a fair value not less than $7.5 million, (iv) a minimum interest coverage ratio (generally, adjusted EBITDA to interest expense as defined in and for the period specified in the Credit Facility agreement) of at least 3.00:1, and (v) a leverage ratio (generally, total indebtedness as of any date to adjusted EBITDA as defined in and for the period specified in the Credit Facility agreement) of no greater than 2.75:1. For purposes of the Credit Facility, adjusted EBITDA generally means, for any period, net income of the Company before interest expense, income taxes, depreciation and amortization expense, and excluding non-cash stock-based compensation, unrealized mark-to-market gains and losses, certain severance, and certain non-cash non-recurring gains and losses as described in and specified under the Credit Facility agreement. At June 30, 2010, the Company was in compliance with all covenants.

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

As of June 30, 2010, 45,000 shares of our Series B Convertible Preferred Stock, $1,000 stated value per share, were outstanding. When and if declared by the Company’s Board of Directors, the holders of the Company’s Series B Convertible Preferred Stock are entitled to receive quarterly dividends per share, payable in arrears, equal to 8.0% per annum of the stated value then in effect, before any dividends are declared or paid on any equity securities of the Company that rank junior to the Series B Convertible Preferred Stock. At the discretion of the Company, such dividends may be paid in cash or in additional shares of the Series B Convertible Preferred Stock and, with respect to payment of any accrued dividend in additional shares, approval by our Board of Directors and authorization of the issuance of additional preferred shares by the holders of Series B Convertible Preferred Stock. Dividends payable on the Series B Convertible Preferred Stock are cumulative and accumulate daily, whether or not declared and whether or not there are profits legally available for their payment. Under the terms of our Credit Facility, payment of dividends on the Series B Convertible Preferred Stock may not exceed 75% of free cash flow (as defined in the Credit Facility agreement) for any quarter and are also restricted from being declared and paid if a default or event of default exists. When declaring the quarterly dividends, considerations of the Board of Directors include whether funds are lawfully available for payment of the dividend, the Company’s liquidity position and capital requirements, limitations imposed by any outstanding debt arrangements, the capital market environment and operating results and outlook.

On August 2, 2010, the Company exercised its call option to redeem 9,783 shares of the Series B Convertible Preferred Stock for a purchase price of approximately $9.8 million from Harris Bankcorp. On August 5, 2010, Harris Bankcorp elected to convert the 9,783 shares of Series B Convertible Preferred Stock, including dividends that have been accrued but not yet declared, into 378,446 shares of common stock effective on or about August 7, 2010.

Contractual Obligations

Our contractual obligations are summarized in our Annual Report on Form 10-K for the year ended December 31, 2009. As of June 30, 2010, there have been no material changes outside of the ordinary course in our contractual obligations since December 31, 2009.

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

Intangible Assets and Goodwill

Definite-lived intangible assets are comprised of acquired investment contracts. Indefinite-lived intangible assets are comprised of acquired investment contracts with affiliated closed-end registered investment companies. Indefinite-lived intangible assets are tested for impairment annually. Definite-lived and indefinite-lived intangible assets are evaluated for impairment on an ongoing basis whenever events or circumstances indicate that the carrying value of the intangible asset may not be fully recoverable. The Company determines if impairment has occurred by comparing estimates of future undiscounted cash flows to the carrying value of assets. Assets are considered impaired, and an impairment is recorded, if the carrying value exceeds the expected future undiscounted cash flows. We last tested definite-lived and indefinite-lived intangible assets for impairment during the fourth quarter of 2009 and, during the three months ended June 30, 2010, no events or circumstances occurred that indicated the carrying value of definite-lived and indefinite-lived intangible might be impaired.

Goodwill represents the excess of the purchase price of acquisitions and mergers over the identified net assets and liabilities acquired. In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not being amortized. A single reporting unit has been identified for the purpose of assessing potential future impairments of goodwill. An impairment analysis of goodwill is performed annually or more frequently, if warranted by events or circumstances affecting the Company’s business. We last evaluated goodwill for impairment during the fourth quarter of 2009 and, during the three months ended June 30, 2010, no events or circumstances occurred that indicated the carrying value of goodwill might be impaired.

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

Administration and transfer agent fees consist of fund administration fees, transfer agent fees, fiduciary fees and underwriter fees. Fund administration fees are earned based on the average daily assets in the funds. Transfer agent fees are earned based on a contractual amount plus a fee based on the number of accounts at the end of a month. Fiduciary fees are recorded monthly based on the number of 401(k) accounts. Underwriter fees are sales-based charges on sales of certain class A-share mutual funds. The Company utilizes outside service providers to perform some of the functions related to fund administration and transfer agent services. Effective January 1, 2010, a new fund administration agreement was executed with our open-end mutual funds. Under the prior agreement, the fees, which covered all fund administration services, were paid directly to the Company by the funds and were recorded as revenue. A portion of the fees received by the Company were remitted to third party service providers for services performed on behalf of the funds, and were recorded as a distribution and administration expense. As a result of the new agreement, the funds now directly contract for the third-party services and fees paid by the funds directly to the service providers are not reflected as either revenue or expenses of the Company. For the three and six months ended June 30, 2009, $1.2 million and $2.3 million, respectively, of payments to third-party service providers was recorded as revenue and expense of the Company.

Other income and fees consist primarily of redemption income on the early redemption of class B-share mutual funds and brokerage commissions and fees earned for distribution of nonaffiliated products. Commissions earned (and related expenses) are recorded on a trade date basis and are computed based upon contractual agreements.

Loss Contingencies

The likelihood that a loss contingency exists is evaluated using the criteria of ASC 450, Contingencies, and an accrued liability is recorded if the likelihood of a loss is considered both probable and reasonably estimable at the date of the financial statements. We believe that we have considered relevant circumstances that we may be currently subject to, and the financial statements accurately reflect our reasonable estimate of the results of our operations, financial condition and cash flows for the periods presented.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 3 of the condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our exposure to market risk is directly related to our role as investment advisor for the funds and accounts we manage as investment advisor. Most of our revenue for the three and six month periods ended June 30, 2010 and 2009 was derived from investment management, distribution and fund administration fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

We are also subject to market risk due to a decline in the market value of our investments, consisting primarily of marketable securities. At June 30, 2010, the fair value of marketable securities was $8.6 million. Assuming a 10% increase or decrease in the fair value of marketable securities at June 30, 2010, our net loss would have changed by $0.7 million and our total comprehensive loss would have changed by $0.8 million for the three and six months ended June 30, 2010.

Interest Rate Risk

At June 30, 2010, the Company has $15.0 million outstanding under the Credit Facility that has a variable interest rate. Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at the Company’s option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate, plus an applicable margin that ranges from 1.25% to 3.00%. At June 30, 2010, the interest rate in effect for the Credit Facility was 3.19%. A hypothetical 200 basis point change in interest rates for the three and six month periods ended June 30, 2010 would have changed our interest expense by approximately $0.1 million.

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

On August 2, 2010, the Company entered into Amendment No. 2 to the Credit Facility with the Bank of New York Mellon, as administrative agent, issuing bank and lead arranger, and PNC Bank, National Association, as lender. The amended Credit Agreement extends the maturity date of the Credit Facility to September 30, 2013 from September 1, 2011, increases the borrowing capacity to up to $30.0 million (subject to asset coverage requirement) for the entire term of the facility, which was originally scheduled to reduce to $18.0 million on September 1, 2010, and reduces the minimum asset coverage requirement to 1.25 from 1.75. The amended Credit Facility also decreases the applicable margin on the base interest rates available to a range of 1.25% to 3.00% from the original range of 1.75% to 3.50%.

Amendment No. 2 also modified certain restrictive covenants, the most significant of which include requiring a (i) minimum required consolidated net worth as of any fiscal quarter end (total stockholders’ equity plus the liquidation preference of outstanding convertible preferred shares) to be at least $65 million, minus redemptions of convertible preferred shares of up to $9.8 million, plus adjustments for net income, redemptions of convertible preferred securities and equity issuances, if any, after September 1, 2009, and (ii) minimum consolidated assets under management (excluding money market funds) of $15.0 billion as of each quarter end through March 31, 2012 and $18.0 billion as of any quarter end thereafter In addition, a covenant was added that requires minimum liquid assets having a fair value not less than $7.5 million.

On August 2, 2010, the Company exercised its call option to redeem 9,783 shares of the Series B Convertible Preferred Stock for a purchase price of approximately $9.8 million from Harris Bankcorp. Harris Bankcorp informed the Company on August 5, 2010 that it elected to convert the 9,783 shares of Series B, including dividends that have been accrued but not yet declared, into 378,348 shares of common stock in lieu of a cash payment of $9.8 million. The conversion will be effective on or about August 7, 2010.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Amendment No. 1, dated as of July 8, 2010, to the Credit Agreement, dated as of September 1, 2009, among Virtus Investment Partners, Inc. as Borrower, the lenders party thereto and The Bank of New York Mellon as Administrative Agent, Issuing Bank and Lead Arranger (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed July 13, 2010)

10.2	Amendment No. 2, dated as of August 2, 2010, to the Credit Agreement, dated as of September 1, 2009, among Virtus Investment Partners, Inc. as Borrower, the lenders party thereto and The Bank of New York Mellon as Administrative Agent, Issuing Bank and Lead Arranger.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

August 6, 2010	By:	/S/ MICHAEL A. ANGERTHAL
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)