Form 10-Q
period 2010-09-30
VIRTUS INVESTMENT PARTNERS, INC.
filed 2010-11-04
CIK 883237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the registrant’s common stock was 6,266,526 as of November 2, 2010.

VIRTUS INVESTMENT PARTNERS, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Virtus Investment Partners, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

($ in thousands, except share data)	September 30, 2010	December 31, 2009
Assets
Current Assets
Cash and cash equivalents	$36,834	$28,620
Trading securities, at fair value	7,751	7,655
Available-for-sale securities, at fair value	2,050	1,789
Accounts receivable	18,775	19,400
Prepaid expenses and other assets	3,610	3,313

Total current assets	69,020	60,777
Furniture, equipment, and leasehold improvements, net	6,967	8,241
Intangible assets, net	51,286	54,844
Goodwill	4,795	4,795
Long-term investments and other assets ($2,089 and $2,143 at fair value, respectively)	5,906	5,366

Total assets	$137,974	$134,023

Liabilities and Stockholders’ Equity
Current Liabilities
Accrued compensation and benefits	$13,927	$14,707
Accounts payable	3,897	4,406
Income taxes payable	—	261
Other accrued liabilities	5,271	4,875
Broker-dealer payable	4,912	4,408

Total current liabilities	28,007	28,657
Deferred taxes, net	8,567	8,567
Note payable	15,000	15,000
Lease obligations and other long-term liabilities	5,602	6,169

Total liabilities	57,176	58,393

Commitments and Contingencies (Note 7)
Series B redeemable convertible preferred stock (stated at liquidation value), $.01 par value, 45,000 shares authorized, 35,217 and 45,000 shares issued and outstanding, respectively at September 30, 2010 and December 31, 2009	35,921	45,900

Stockholders’ Equity
Common stock, $.01 par value, 1,000,000,000 shares authorized, 6,266,526 and 5,824,388 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	62	58
Additional paid-in capital	912,905	902,962
Accumulated deficit	(867,953)	(873,145)
Accumulated other comprehensive loss	(137)	(145)

Total stockholders’ equity	44,877	29,730

Total liabilities and stockholders’ equity	$137, 974	$134,023

See Notes to Condensed Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share data)	2010	2009	2010	2009
Revenues
Investment management fees	$23,483	$20,599	$71,285	$56,577
Distribution and service fees	7,353	5,992	20,763	16,912
Administration and transfer agent fees	4,328	3,290	10,516	9,139
Other income and fees	418	514	1,253	1,199

Total revenues	35,582	30,395	103,817	83,827

Operating Expenses
Employment expenses	15,910	14,083	47,727	41,596
Distribution and administration expenses	8,217	7,510	23,347	21,797
Other operating expenses	6,742	6,538	21,159	20,348
Restructuring and severance	228	450	1,358	1,080
Depreciation and other amortization	513	686	1,508	1,429
Intangible asset amortization	1,075	1,750	3,897	5,492

Total operating expenses	32,685	31,017	98,996	91,742

Operating Income (Loss)	2,897	(622)	4,821	(7,915)

Other Income (Expense)
Realized and unrealized gain on trading securities	1,024	1,249	847	1,656
Other income (expense)	4	(21)	75	(16)

Total other income, net	1,028	1,228	922	1,640

Interest Income (Expense)
Interest expense	(228)	(373)	(770)	(1,465)
Interest income	52	68	299	285

Total interest expense, net	(176)	(305)	(471)	(1,180)

Income (Loss) Before Income Taxes	3,749	301	5,272	(7,455)
Income tax expense	30	189	80	459

Net Income (Loss)	3,719	112	5,192	(7,914)
Preferred stockholder dividends	(785)	(900)	(2,585)	(2,860)
Allocation of earnings to preferred stockholders	(528)	—	(469)	—

Net Income (Loss) Attributable to Common Stockholders	$2,406	$(788)	$2,138	$(10,774)

Earnings (Loss) per share – Basic	$0.39	$(0.14)	$0.36	$(1.86)

Earnings (Loss) per Share – Diluted	$0.37	$(0.14)	$0.33	$(1.86)

Weighted Average Shares Outstanding – Basic (in thousands)	6,103	5,824	5,931	5,808

Weighted Average Shares Outstanding – Diluted (in thousands)	6,538	5,824	6,466	5,808

See Notes to Condensed Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
($ in thousands)	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$5,192	$(7,914)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and other amortization	1,508	1,429
Intangible asset amortization	3,897	5,492
Stock-based compensation	2,996	2,485
Amortization of deferred commissions	3,639	1,873
Payments of deferred commissions	(3,595)	(1,825)
Equity in earnings of unconsolidated affiliates	(66)	—
Realized and unrealized gains on trading securities	(847)	(1,656)
Sale (purchase) of trading securities, net	751	(61)
Changes in operating assets and liabilities:
Accounts receivable	625	(301)
Prepaid expenses and other assets	(61)	(708)
Accounts payable and accrued liabilities	(1,483)	(14,072)
Income taxes payable	(568)	55
Other liabilities	356	(2,526)

Net cash provided by (used in) operating activities	12,344	(17,729)

Cash Flows from Investing Activities:
Capital expenditures	(234)	(635)
Purchase of investment management contracts	(783)	(1,043)
Purchase of available-for-sale securities	(82)	(96)

Net cash used in investing activities	(1,099)	(1,774)

Cash Flows from Financing Activities:
Preferred stock dividends paid	(2,700)	(1,960)
Payment of deferred financing costs	(362)	(891)
Proceeds from exercise of stock options	31	—
Repayment of long-term debt	—	(20,000)
Proceeds from long term debt	—	15,000

Net cash used in financing activities	(3,031)	(7,851)

Net increase (decrease) in cash and cash equivalents	8,214	(27,354)
Cash and cash equivalents, beginning of period	28,620	51,056

Cash and Cash Equivalents, end of period	$36,834	$23,702

Supplemental Cash Flow Information:
Interest paid	$359	$1,144
Income taxes paid, net	$707	$404

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for fair statement have been included. Operating results for the three month and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The condensed consolidated financial statements include the Company’s accounts and all wholly-owned affiliates. All significant intercompany transactions and balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on
Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”).

3. Summary of Significant Accounting Policies

A complete description of the Company’s significant accounting policies, which have been consistently applied, are detailed in the Company’s 2009 Annual Report on Form 10-K. A summary of certain of our critical accounting policies and estimates, updated with information subsequent to the filing of our Annual Report on Form 10-K, is as follows:

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, Financial Instruments, requires disclosure of the estimated fair values of financial instruments on a quarterly basis. Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments. The estimated fair value of long-term debt at September 30, 2010, which has a variable interest rate, approximates its carrying value. Marketable securities are reflected in the financial statements at fair value based upon publicly quoted market prices.

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

Administration and transfer agent fees consist of fund administration fees, transfer agent fees, fiduciary fees and underwriter fees. Fund administration fees are earned based on the average daily assets in the funds. Transfer agent fees are earned based on a contractual amount plus a fee based on the number of accounts at the end of a month. Fiduciary fees are recorded monthly based on the number of 401(k) accounts. Underwriter fees are sales-based charges on sales of certain class A-share mutual funds. The Company utilizes outside service providers to perform some of the functions related to fund administration and transfer agent services. Effective January 1, 2010, a new fund administration agreement was executed with our open-end mutual funds. Under the prior agreement, the fees, which covered all fund administration services, were paid directly to the Company by the funds and were recorded as revenue. A portion of the fees received by the Company were remitted to third party service providers for services performed on behalf of the funds, and were recorded as a distribution and administration expense. As a result of the new agreement, the funds now directly contract for the third-party services and fees paid by the funds directly to the service providers are not reflected as either revenue or expenses of the Company. For the three and nine months ended September 30, 2009, $1.3 million and $3.6 million, respectively, of payments to third-party service providers were recorded as revenue and expense of the Company.

Other income and fees consist primarily of redemption income on the early redemption of class B-share mutual funds and fees earned for distribution of nonaffiliated products. Fees earned (and related expenses) are recorded on a trade date basis and are computed based upon contractual agreements.

Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2010	2009	2010	2009
Net income (loss)	$3,719	$112	$5,192	$(7,914)
Net unrealized gains on available-for-sale securities, net of tax	151	166	8	452

Total comprehensive income (loss)	$3,870	$278	$5,200	$(7,462)

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Recent Accounting Pronouncements

In June 2009, the FASB amended ASC 810, Consolidation and ASC 860, Transfers and Servicing. ASC 810 and ASC 860, as amended, provide significant changes in the manner in which entities account for securitizations and special-purpose entities. The Company adopted this guidance effective January 1, 2010. The adoption did not have a significant impact on our financial position or results of operations of the Company.

4. Goodwill and Intangible Assets

The carrying value of goodwill at September 30, 2010 and December 31, 2009 was $4.8 million. Intangible assets at September 30, 2010 and December 31, 2009 were as follows:

($ in thousands)	September 30, 2010	December 31, 2009
Definite-lived intangible assets:
Investment contracts	$268,851	$268,512
Accumulated amortization	(247,055)	(243,158)

Definite-lived intangible assets, net	21,796	25,354
Indefinite-lived intangible assets	29,490	29,490

Total intangible assets, net	$51,286	$54,844

Activity in intangible assets for the nine months ended September 30, 2010 and 2009 was as follows:

	September 30,
($ in thousands)	2010	2009
Intangible assets
Balance, beginning of period	$54,844	$60,985
Purchases	339	709
Amortization	(3,897)	(5,492)

Balance, end of period	$51,286	$56,202

Definite-lived intangible asset amortization for the next five fiscal years is estimated as follows: remainder of 2010—$0.9 million, 2011—$3.8 million, 2012—$3.6 million, 2013—$3.6 million, 2014—$3.5 million and thereafter—$6.4 million.

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

5. Marketable Securities

The Company’s marketable securities consist of both trading (including securities held by a broker-dealer affiliate) and available-for-sale securities. The composition of the Company’s marketable securities at September 30, 2010 and December 31, 2009 was as follows:

September 30, 2010

($ in thousands)	Cost	Unrealized Loss	Unrealized Gain	Fair Value
Trading:
Affiliated mutual funds	$7,969	$(1,368)	$1,150	$7,751
Available-for-sale:
Affiliated closed-end funds	1,944	(6)	112	2,050

Total marketable securities	$9,913	$(1,374)	$1,262	$9,801

December 31, 2009

($ in thousands)	Cost	Unrealized Loss	Unrealized Gain	Fair Value
Trading:
Equity securities, affiliate equity strategy	$456	$—	$219	$675
Affiliated mutual funds	8,017	(1,827)	790	6,980

Total trading securities	8,473	(1,827)	1,009	7,655

Available-for-sale:
Affiliated closed-end funds	1,863	(74)	—	1,789

Total marketable securities	$10,336	$(1,901)	$1,009	$9,444

At September 30, 2010 and December 31, 2009, all of the Company’s financial instruments that are measured at fair value, which consist solely of mutual funds and marketable securities, utilize a Level 1 valuation technique which, as defined in ASC 820, Fair Value Measurements and Disclosures, is quoted prices in active markets for identical assets or liabilities.

6. Long-Term Debt

Credit Facility

On August 2, 2010, the Company entered into an amendment to the Credit Facility with The Bank of New York Mellon, as administrative agent, issuing bank and lead arranger, and PNC Bank, National Association, as lender. The amended Credit Agreement extends the maturity date of the Credit Facility to September 30, 2013 from September 1, 2011, increases the borrowing capacity up to $30.0 million (subject to an asset coverage requirement) for the entire term of the facility and reduces the minimum asset coverage requirement to 1.25 from 1.75. The amended Credit Facility also decreases the applicable margin on the base interest rates available to a range of 1.25% to 3.00% from the original range of 1.75% to 3.50%. At September 30, 2010, the interest rate in effect for the Credit Facility was 2.75%.

The amendment also modified certain restrictive financial covenants, the most significant of which include requiring a (i) minimum required consolidated net worth as of any fiscal quarter end (total stockholders’ equity plus the liquidation preference of outstanding convertible preferred shares) to be at least $65.0 million, plus adjustments for net income, redemptions of convertible preferred securities and equity issuances, if any, after September 1, 2009, and (ii) minimum consolidated assets under management (excluding money market funds) of $15.0 billion as of each quarter end through March 31, 2012 and $18.0 billion as of any quarter end thereafter. In addition, a covenant was added that requires minimum liquid assets having a fair value not less than $7.5 million. At September 30, 2010, the Company was in compliance with all financial covenants.

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

7. Commitments and Contingencies

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

8. Harris Bankcorp Related Party Transactions

Effective as of December 31, 2008, Harris Bankcorp owns 100% of the Company’s outstanding Series B Convertible Preferred Stock. The Company acquired the rights to advise, distribute and administer the Insight Funds from Harris Investment Management, Inc., a subsidiary of Harris Bankcorp, in May 2006. Sub-advisory investment management fees, which are netted against investment management fees in the consolidated statement of operations, and distribution and administration fee expenses paid or payable to Harris Bankcorp related to the Insight Funds for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2010	2009	2010	2009
Sub-advisory investment management fees	$870	$1,466	$3,165	$4,287
Distribution and administration expenses	167	788	415	2,631

Total fees and expenses related to Harris Bankcorp	$1,037	$2,254	$3,580	$6,918

In addition, for the first four years after becoming the advisor of the Insight Funds, the Company agreed to pay to Harris Bankcorp 50.0% of the net profit earned by the Company on the money market mutual funds acquired from Harris Bankcorp. The final annual payment of $0.8 million, for the measurement period ended in May 2010, was paid on August 18, 2010.

At September 30, 2010 and December 31, 2009, $1.0 million and $1.3 million, respectively, was payable to Harris Bankcorp and its affiliates related to sub-advisory investment management fees, distribution and administration fees and money market earn-out obligations in accordance with the above agreement.

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

9. Series B Convertible Preferred Stock

On August 2, 2010, the Company issued notice to exercise its call option to redeem 9,783 shares of the Series B Convertible Preferred Stock from Harris Bankcorp, a related party as discussed further in Note 8. Harris Bankcorp elected to convert the 9,783 shares of Series B, including dividends that had been accrued but not yet declared, into 378,446 shares of common stock. The conversion of the 9,783 shares of Series B preferred shares was effected on August 6, 2010. Accrued and undeclared preferred stock dividends on the converted shares for the period July 1, 2010 through the conversion date were settled on the conversion date through the issuance of 3,621 shares of the Company’s common stock.

10. Stock-based Compensation

The Company has an Omnibus Incentive and Equity Plan (the “Plan”) under which officers, employees, directors and consultants may be granted equity-based awards, including restricted stock units (“RSUs”), stock options and unrestricted shares of common stock. At September, 30, 2010, 1,800,000 shares of common stock were authorized for issuance under the Plan, of which 803,834 remain available for issuance. Each RSU entitles the holder to one share of Virtus common stock when the restriction expires. RSUs generally have a term of two to three years and are either time-vested or performance-contingent. Stock options generally vest over three years and have a contractual life of ten years. Stock options are granted with an exercise price equal to the fair market value of the shares at the date of grant.

A summary of stock-based compensation expense recognized for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Stock-based compensation expense	$988	$950	$2,996	$2,485

Restricted Stock Units

During the nine months ended September 30, 2010, the Company granted 136,742 RSUs with an aggregate intrinsic value at the date of grant of $2.8 million. The awards were primarily the result of performance-based incentive plans that were measured in 2009 and awarded in the first quarter of 2010. A summary of RSU activity for the nine months ended September 30, 2010 is as follows:

Number of Shares
Outstanding at December 31, 2009	424,524
Granted	136,742
Forfeited	(34,222)
Settled	(62,780)

Outstanding at September 30, 2010	464,264

At September 30, 2010, outstanding RSUs have a weighted average remaining contractual life of 1.7 years.

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Stock Options

During the nine months ended September 30, 2010, the Company granted 18,580 stock options to certain employees with a weighted average fair value of $12.01. A summary of stock option activity for the nine months ended September 30, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	402,422	$21.13
Granted	18,580	21.91
Forfeited	(28,640)	24.95
Exercised	(1,271)	24.23

Outstanding at September 30, 2010	391,091	$20.88

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2010
Expected dividend yield	0.0%
Expected volatility	53.6%
Risk-free interest rate	1.85% - 2.9 5%
Expected life(1)	6.5 years

(1)	The 6.5 year expected life was determined using the “simplified method” allowed under generally accepted accounting principles.

A summary of stock options outstanding at September 30, 2010 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contractual Life	Weighted Average Option Price	Number of Shares	Weighted Average Option Price
$9.40 – $23.59	231,709	8.6	$10.30	—	$—
$24.23 – $29.81	21,711	4.4	27.85	19,311	28.14
$30.36 – $34.00	55,493	7.0	31.19	39,649	31.14
$37.99 – $44.59	82,178	3.9	41.88	82,178	41.88

	391,091	7.2	$20.88	141,138	$36.98

At September 30, 2010, outstanding stock options have an intrinsic value of $4.7 million.

Board of Director Grants

During the nine months ended September 30, 2010 and 2009, respectively, 16,719 shares and 37,965 shares of common stock were granted as part of our directors’ annual retainer under the Plan to those non-employee members of the Company’s board of directors who receive compensation for Board services. The Company recognized $0.4 million and $0.5 million, respectively, in stock-based compensation expense for the nine months ended September 30, 2010 and 2009 in connection with these grants.

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

11. Earnings Per Share

Earnings per share is calculated in accordance with ASC 260, Earnings per Share. Net income per common share reflects application of the two class method. In a hypothetical distribution, the Series B convertible preferred stock, until conversion, would have participated pro rata in common stockholder dividends if and when the Company declared a dividend. Therefore, the two class method of calculating net income per common share has been applied.

The following sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands, except share data)	2010	2009	2010	2009
Net Income (Loss)	$3,719	$112	$5,192	$(7,914)
Preferred stockholder dividends	(785)	(900)	(2,585)	(2,860)
Allocation of earnings to preferred stockholders	(528)	—	(469)	—
Net Income (Loss) Attributable to Common Stockholders	$2,406	$(788)	$2,138	$(10,774)

Basic:
Weighted-average number of shares outstanding	6,103	5,824	5,931	5,808
Earnings (loss) per share – basic	$0.39	$(0.14)	$0.36	$(1.86)
Diluted:
Weighted-average number of shares outstanding	6,103	5,824	5,931	5,808
Plus: Incremental shares from assumed conversion of dilutive instruments	435	—	534	—
Adjusted weighted-average number of shares outstanding	6,538	5,824	6,466	5,808
Earnings (loss) per share – diluted	$0.37	$(0.14)	$0.33	$(1.86)

For the three and nine month periods ended September 30, 2010 and 2009, respectively, 1.3 million shares and 1.7 million shares, representing the common stock equivalents of outstanding Series B Convertible Preferred Stock if converted at the beginning of the period, were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. For the three and nine month periods ended September 30, 2009, respectively, restricted stock units and stock options outstanding were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

For the first quarter of 2010 and the fourth quarter of 2009, the Company’s annual and quarterly reports overstated basic and diluted earnings per share by $0.01 and $0.02, respectively due to the omission of the hypothetical allocation of earnings to preferred stockholders in the determination of net income attributable to common stockholders as required under the two class method of calculating earnings per common share. Management has concluded that the resulting effect of this overstatement was not material to the previously issued consolidated financial statements. The Company has appropriately treated the Series B convertible preferred stock as participating securities in the three and nine months ended September 30, 2010 and will reflect the revised three months ended March 31, 2010 and three months ended December 31, 2009 amounts in future filings.

12. Subsequent Event

Share Repurchase Program

On October 14, 2010, the Company announced that the Board of Directors had authorized a share repurchase program that authorizes the Company to repurchase up to a maximum of 350,000 shares of the Company’s common stock. Under the terms of the program, the Company may repurchase its common stock from time to time in its discretion through open market repurchases and/or privately negotiated transactions, depending on price and prevailing market and business conditions. The program is intended to return capital to shareholders and to generally offset shares issued under equity-based plans. The program may be suspended or terminated at any time and the authorization for the program expires after three years.

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

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the following: (a) the effects of adverse market and economic developments on all aspects of our business; (b) any poor relative investment performance of our asset management strategies and any resulting outflows of assets; (c) any lack of availability of additional and/or replacement financing, as may be needed, on satisfactory terms or at all; (d) any inadequate performance of third-party relationships; (e) the withdrawal of assets from under our management; (f) our ability to attract and retain key personnel in a competitive environment; (g) the ability of independent trustees of our mutual funds and closed-end funds, and other clients, to terminate their relationships with us; (h) the possibility that our goodwill or intangible assets could become impaired, requiring a charge to earnings; (i) the strong competition we face in our business including competition related to investment products and fees; (j) potential adverse regulatory and legal developments; (k) the difficulty of detecting misconduct by our employees, subadvisers and distribution partners; (l) changes in accounting or regulatory standards or rules including the impact of proposed rules which may be promulgated relating to Rule 12b-1 fees; (m) the ability to satisfy the financial covenants under existing debt agreements; and (n) certain other risks and uncertainties described in our 2009 Annual Report on Form 10-K or in any of our filings with the Securities and Exchange Commission (“SEC”). An occurrence of, or any material adverse change in, one or more risk factors or risks referred to in this Quarterly Report or included in our 2009 Annual Report on Form 10-K or other periodic reports filed with the SEC could materially and adversely affect our operations, financial results, cash flows, prospects and liquidity.

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

Market Environment

Financial markets have experienced unprecedented credit and liquidity issues in recent years, resulting in significant volatility and declines in the general equity markets during this period. Markets have rebounded considerably since the lows reached in the first quarter of 2009; however, they continue to be at levels lower than experienced prior to the beginning of the deterioration of economic conditions. Additionally, concerns over high levels of unemployment, global fiscal problems and the sustainability of the current economic recovery continue to generate uncertainty surrounding the economy and the financial markets going forward. These and other factors may continue to have a significant impact on the global financial markets and economies.

This economic environment has had a direct impact on the investing activities of both retail and institutional investors. The declines and volatility in the general equity markets in recent years have reduced the value of our assets under management which has resulted in lower fee revenues. The continued uncertainty in the equity and debt markets impacts investor confidence, resulting in investors generally favoring lower investment risk. Low interest rates have had a direct adverse impact on money market funds as investors have reduced allocations to this asset class due to historically low investment returns. The adverse conditions and uncertainties of the markets and the economic environment, which could continue throughout 2010 and beyond, have and may continue to have a negative impact on our assets under management and our revenues.

Changes in our assets under management are driven in great part by the performance of the equity markets. We expect that market volatility could continue at least for the short term. As markets continue to experience volatility, we may experience decreased investment inflows and increased redemptions of certain products as a result of these market conditions.

Assets Under Management

Our total assets under management as of September 30, 2010 were $27.1 billion, which represented an increase of $2.5 billion from the $24.6 billion of assets under management at September 30, 2009.

Assets Under Management by Product

The following table presents our assets under management by product:

	As of September 30,
($ in millions)	2010	2009
Retail assets
Mutual fund assets
Long-term open-end funds	$10,698.5	$8,205.4
Money market funds	2,704.6	4,068.2
Closed-end funds	4,300.2	4,153.5

Total mutual fund assets	17,703.3	16,427.1

Separately managed accounts
Intermediary sponsored programs	1,671.5	1,578.9
Private client accounts	1,954.5	1,826.6

Total managed account assets	3,626.0	3,405.5

Total retail assets	21,329.3	19,832.6

Institutional assets
Institutional accounts	4,845.9	3,913.0
Structured finance products	937.4	849.6

Total institutional assets	5,783.3	4,762.6

Total	$27,112.6	$24,595.2

The following table summarizes our asset flows by product for the periods indicated:

	Three Months ended September 30,		Nine Months ended September 30,
($ in millions)	2010	2009	2010	2009
Retail Products
Mutual Funds – Long-term
Beginning balance	$13,413.2	$10,963.3	$13,159.1	$10,744.3
Sales	1,112.4	790.0	3,076.4	1,872.2
Redemptions	(651.3)	(541.0)	(2,013.6)	(1,697.9)

Net flows	461.1	249.0	1,062.8	174.3
Market appreciation	1,163.2	1,184.3	856.6	1,517.8
Acquisitions (dispositions) / Other	(38.8)	(37.7)	(79.8)	(77.5)

Change in assets under management	1,585.5	1,395.6	1,839.6	1,614.6

Ending balance	$14,998.7	$12,358.9	$14,998.7	$12,358.9

Mutual Funds – Money Market
Beginning balance	$2,841.0	$3,995.2	$3,930.6	$4,654.0
Change in cash management products	(136.4)	73.0	(1,226.0)	(585.8)

Ending balance	$2,704.6	$4,068.2	$2,704.6	$4,068.2

Separately Managed Accounts
Beginning balance	$3,451.6	$3,041.3	$3,551.8	$3,074.3
Sales	107.2	215.4	338.8	590.0
Redemptions	(144.3)	(160.2)	(469.9)	(705.6)

Net flows	(37.1)	55.2	(131.1)	(115.6)
Market appreciation	191.3	303.9	192.8	428.2
Change in cash management products	20.2	5.1	12.5	18.6

Change in assets under management	174.4	364.2	74.2	331.2

Ending balance	$3,626.0	$3,405.5	$3,626.0	$3,405.5

Institutional Products
Institutional Accounts
Beginning balance	$4,494.8	$3,662.3	$3,929.8	$3,415.2
Sales	358.5	54.0	684.7	157.4
Redemptions	(327.3)	(75.9)	(585.9)	(403.4)

Net flows	31.2	(21.9)	98.8	(246.0)
Market appreciation	205.6	288.6	355.7	321.7
Change in cash management products	113.7	6.6	460.8	154.0
Acquisitions (dispositions) / Other	0.6	(22.6)	0.8	268.1

Change in assets under management	351.1	250.7	916.1	497.8

Ending balance	$4,845.9	$3,913.0	$4,845.9	$3,913.0

Structured Finance Products
Beginning balance	$918.9	$778.1	$868.4	$748.6
Redemptions	—	—	—	—

Net flows	—	—	—	—
Market appreciation	18.5	71.5	69.0	101.0

Change in assets under management	18.5	71.5	69.0	101.0

Ending balance	$937.4	$849.6	$937.4	$849.6

Total
Beginning balance	$25,119.5	$22,440.2	$25,439.7	$22,636.4
Sales	1,578.1	1.059.4	4,099.9	2,619.6
Redemptions	(1,122.9)	(777.1)	(3,069.4)	(2,806.9)

Net flows	455.2	282.3	1,030.5	(187.3)
Market appreciation	1,578.6	1,848.3	1,474.1	2,368.7
Change in cash management products	(2.5)	84.7	(752.7)	(413.2)
Acquisitions (dispositions) / other	(38.2)	(60.3)	(79.0)	190.6

Change in assets under management	1,993.1	2,155.0	1,672.9	1,958.8

Ending balance	$27,112.6	$24,595.2	$27,112.6	$24.595.2

Assets Under Management by Investment Category

The following table summarizes our assets under management by investment category:

	As of September 30,
($ in millions)	2010	2009
Investment Categories
Equity assets	$12,272.3	$11,027.5
Fixed income assets	12,135.7	9,499.5
Money market assets	2,704.6	4,068.2

Total	$27,112.6	$24,595.2

At September 30, 2010, we managed $27.1 billion in total assets representing an increase of $2.5 billion from the $24.6 billion managed at September 30, 2009 and an increase of $1.7 billion from the $25.4 billion managed at December 31, 2009. The increase in assets under management for the three and nine months ended September 30, 2010 was due primarily to market appreciation and overall positive net flows, primarily resulting from strong sales of open-end mutual fund products offset in part by decreases in money market assets. Market appreciation for the three and nine months ended September 30, 2010 was consistent with overall performance of the securities markets during the same period. Money market assets declined for the three and nine months ended September 30, 2010 as investors continued to shift assets out of these products due to historically low interest rates.

Average Fee Earning Assets Under Management and Average Basis Points

The following table summarizes average fee earning assets under management and average management fee basis points (“BPs”):

	Three Months Ended September 30,
	Average Fees Earned - Expressed in BPs		Average Fee Earning Assets ($ in millions)
	2010	2009	2010	2009
Products
Long-term mutual funds (1)	43	44	$14,316.2	$11,932.2
Money market mutual funds (1)	5	5	2,877.6	4,094.2
Separately managed accounts	47	50	3,451.6	3,041.3
Institutional products	26	26	5,430.2	4,600.0

Total	36	35	$26,075.6	$23.667.7

	Nine Months Ended September 30,
	Average Fees Earned - Expressed in BPs		Average Fee Earning Assets ($ in millions)
	2010	2009	2010	2009
Products
Long-term mutual funds (1)	44	43	$13,928.9	$10,989.6
Money market mutual funds (1)	5	5	3,088.5	4,294.8
Separately managed accounts	48	48	3,548.6	2,957.2
Institutional products	31	27	5,184.8	4,372.5

Total	37	33	$25,750.8	$22,614.1

(1)	Average fees earned for money market and long-term mutual funds are net of non-affiliated sub-advisory fees.

The average fee earning assets under management and average fees earned expressed in basis points presented in the table above are intended to provide information in the analysis of our asset based revenue. Money market and long-term mutual fund fees are calculated based on either average daily net assets or average weekly net assets. Separately managed accounts and institutional fees are generally calculated based on end of the preceding quarter’s asset values. Structured finance product fees, which are included in institutional products, are calculated based on a combination of the underlying cash flows and the principal value of the product.

Our product mix shifted towards higher fee earning assets for the three and nine months ended September 30, 2010 compared to the corresponding period in the prior year as assets under management from equity products, which have higher fees, increased in proportion to our overall portfolio. In addition, average fees earned in BPs was higher than normal during the nine months ended September 30, 2010 due to recognition of $1.3 million of revenue on structured finance products for subordinated management fees earned in prior periods that were not recognized as revenue until payment of such fees resumed in the first quarter of 2010 upon meeting collateral quality tests.

Results of Operations

Summary Financial Data

	Three Months Ended September 30,		Increase/ (Decrease) 2010 vs. 2009	Nine Months Ended September 30,		Increase/ (Decrease) 2010 vs. 2009
($ in thousands)	2010	2009		2010	2009
Results of Operations
Investment management fees	$23,483	$20,599	$2,884	$71,285	$56,577	$14,708
Other revenue	12,099	9,796	2,303	32,532	27,250	5,282

Total revenues	35,582	30,395	5,187	103,817	83,827	19,990

Operating expenses	31,610	29,267	2,343	95,099	86,250	8,849
Intangible asset amortization	1,075	1,750	(675)	3,897	5,492	(1,595)

Total expenses	32,685	31,017	1,668	98,996	91,742	7,254

Operating income (loss)	2,897	(622)	3,519	4,821	(7,915)	12,736
Other income, net	1,028	1,228	(200)	922	1,640	(718)
Interest expense, net	(176)	(305)	129	(471)	(1,180)	709

Income (loss) before income taxes	3,749	301	3,448	5,272	(7,455)	12,727
Income tax expense (benefit)	30	189	(159)	80	459	(379)

Net income (loss)	3,719	112	3,607	5,192	(7,914)	13,106
Preferred stockholder dividends	(785)	(900)	115	(2,585)	(2,860)	275
Allocation of earnings to preferred stockholders	(528)	—	(528)	(469)	—	(469)

Net income (loss) attributable to common stockholders	$2,406	$(788)	$3,194	$2,138	$(10,774)	$12,912

Revenues

Revenues by source for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Increase/ (Decrease) 2010 vs. 2009	Nine Months Ended September 30,		Increase/ (Decrease) 2010 vs. 2009
($ in thousands)	2010	2009		2010	2009
Investment management fees
Mutual funds	$15,875	$13,780	$2,095	$46,525	$37,120	$9,405
Separately managed accounts	4,123	3,796	327	12,734	10,683	2,051
Institutional accounts	2,679	2,601	78	8,257	7,565	692
Structured finance products	806	422	384	3,769	1,209	2,560

Total investment management fees	23,483	20,599	2,884	71,285	56,577	14,708
Distribution and service fees	7,353	5,992	1,361	20,763	16,912	3,851
Administration and transfer agent fees	4,328	3,290	1,038	10,516	9,139	1,377
Other income and fees	418	514	(96)	1,253	1,199	54

Total revenues	$35,582	$30,395	$5,187	$103,817	$83,827	$19,990

Investment Management Fees

Net investment management fees increased $2.9 million and $14.7 million for the three and nine months ended September 30, 2010, respectively, due to a 10% and 14% increase in average fee earning assets under management compared to the corresponding prior year periods. Assets under management increased primarily as a result of market appreciation combined with overall positive net flows during the last twelve months. Revenues increased at a higher rate than assets under management due to a lower proportion of money market assets, which have lower investment management fee rates than our other products. Money market assets represented 10% of total assets under management at September 30, 2010 compared to 17% at September 30, 2009. Also contributing to the increase for the three and nine months ended September 30, 2010 were fees recognized on structured finance products for subordinated management fees that were not being recognized in the corresponding 2009 periods as the collateral being managed did not meet payment requirements at that time.

Distribution and Service Fees

Distribution and service fees, which are asset-based fees earned from open-end mutual funds for distribution services we perform on their behalf, increased by $1.4 million and $3.9 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009 due to higher assets under management. The increase in fees also resulted in a corresponding increase in trail commissions, which are a component of distribution expenses.

Administration and Transfer Agent Fees

Administration and transfer agent fees increased $1.0 million and $1.4 million for the three and nine months ended September 30, 2010, respectively, as compared to the same period in 2009. Administration and transfer agent fees represent fees earned from our open-end mutual funds for fund administration and transfer agent services. Fund administration fees for certain open-end mutual funds increased $0.4 million for the three months ended September 30, 2010 and $0.1 million for the nine months ended September 30, 2010 compared to the prior year periods due to changes in fund administration contracts discussed further below. Transfer agent fees, which are reported net of sub-transfer agent expenses, increased $0.6 million and $1.3 million for three and nine months ended September 30, 2010, respectively, compared to the same period in 2009 due to higher average mutual fund assets under management.

The Company utilizes outside service providers to perform some of the functions related to fund administration and transfer agent services. Effective January 1, 2010, a new fund administration agreement was executed with our open-end mutual funds. Under the prior agreement, the fees, which covered all fund administration services, were paid directly to the Company by the funds and were recorded as revenue. A portion of the fees received by the Company were remitted to third party service providers for services performed on behalf of the funds, and were recorded as a distribution and administration expense. As a result of the new agreement, the funds now directly contract for the third-party services and fees paid by the funds directly to the service providers are not reflected as either revenue or expenses of the Company, resulting in a decrease in revenues and a corresponding decrease in expenses in 2010 as compared to prior year periods. For the three and nine months ended September 30, 2009, $1.3 million and $3.6 million, respectively, of payments to third-party service providers were recorded as revenue and expense of the Company. In April 2010, an amendment to the fund administration agreement was executed with the open-end mutual funds that changes and increases the fee rates received by the Company. In connection with the amendment, the Company implemented additional expense caps that require the Company to reimburse funds for certain expenses that exceed defined thresholds, resulting in higher expense fee waivers for the three months ended September 30, 2010 which are recorded as a reduction to investment management fees.

Operating Expenses

Operating expenses by category were as follows:

	Three Months Ended September 30,		Increase/ (Decrease) 2010 vs. 2009	Nine Months Ended September 30,		Increase/ (Decrease) 2010 vs. 2009
($ in thousands)	2010	2009		2010	2009
Operating expenses
Employment expenses	$15,911	$14,083	$1,828	$47,727	$41,596	$6,131
Distribution and administrative expenses	8,217	7,510	707	23,347	21,797	1,550
Other operating expenses	7,255	7,224	31	22,667	21,777	890
Restructuring and severance	227	450	(223)	1,358	1,080	278
Intangible asset amortization	1,075	1,750	(675)	3,897	5,492	(1,595)

Total operating expenses	$32,685	$31,017	$1,668	$98,996	$91,742	$7,254

Employment Expenses

Employment expenses of $15.9 million and $47.7 million in the three and nine months ended September 30, 2010 increased $1.8 million and $6.1 million or 13.0% and 14.7% compared to the same periods in the prior year primarily due to increases in variable compensation, both sales and performance based. The increases in variable compensation are the result of higher sales and improved profitability and operating metrics in each of the first three quarters of 2010 as compared to the first three quarters of 2009.

Distribution and Administrative Expenses

Distribution and administrative expenses increased $0.7 million and $1.6 million or 9.4% and 7.1% in the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. The increases were attributable in part to asset-based trail commissions paid to our distribution partners which increased $0.7 million and $1.8 million, respectively, consistent with increases in our assets under management. Trail commissions are fees we pay to broker-dealers for providing sales, marketing and distribution services to investors of our mutual funds. Also contributing to the increase was increased sales based fees paid to third party distribution partners which increased $0.6 million and $1.5 million in the three and nine months ended September 30, 2010 due to higher sales. Offsetting these increases was the absence of fees paid to third party service providers in the first three quarters of 2010 compared to $3.2 million of fees paid to such providers in the first three quarters of 2009 as these fees are no longer paid by the Company. As discussed further under the Administration and Transfer Agent Fee caption above, effective January 1, 2010, certain administration fees due to a third party service provider are no longer reflected as revenue or expenses of the Company in 2010, resulting in a decrease in distribution and administration expenses compared to prior year periods.

Other Operating Expenses

Other operating expenses increased $0.9 million or 4.0% for the nine months ended September 30, 2010, to $22.7 million for the nine months ended September 30, 2010 as compared to $21.8 million in the prior year. The modest increase, despite larger increases in assets under management and sales in the first three quarters of 2010 compared to the corresponding 2009 periods, is a result of management’s continued efforts to control fixed operating costs.

Restructuring and Severance

For the three and nine months ended September 30, 2010, we incurred $0.2 million and $1.4 million, respectively, of severance costs due to further staff reductions in the third quarter and the departure of an individual of the Company in the second quarter. For the three and nine months ended September 30, 2009, we incurred $0.5 million and $1.1 million, respectively, of severance costs resulting from staff reductions at our corporate office and at certain affiliates.

Intangible Asset Amortization

Amortization expense of $1.1 million and $3.9 million for the three and nine months ended September 30, 2010, respectively, decreased $0.7 million and $1.6 million or 38.6% and 29.0% as compared to the same period in 2009 due to a number of intangible assets related to institutional contracts becoming fully amortized in the last twelve months.

Other Income and Expenses

Other Income

Other income consisting primarily of realized and unrealized gains on trading securities decreased $0.2 million and $0.7 million for the three and nine months ended September 30, 2010, respectively, to $1.0 million and $0.9 million due primarily to changes in the market value of trading securities during these periods.

Interest Expense, net

Interest expense is attributable primarily to our long-term debt and is reported net of interest and dividend income earned on cash equivalents and investments. Interest expense decreased $0.1 million and $0.7 million, respectively, for the three and nine months ended September 30, 2010 compared to the same period in the prior year. The decrease in interest expense is due to a lower average outstanding debt balance and a lower interest rate in the first three quarters of 2010 compared to the first three quarters of 2009 as a result of our debt refinancings during the third quarter of each of these periods. The effective interest rate of the Company’s outstanding long-term debt, inclusive of the amortization of deferred financing costs, was 5.15% as of September 30, 2010.

Preferred Stockholder Dividends

On March 4, 2010, the Board of Directors of the Company declared cash dividends on its Series B Convertible Preferred Stock for the three month period ended December 31, 2009 of $0.9 million, which the Company paid on March 15, 2010. On May 20, 2010, the Board of Directors of the Company declared cash dividends on its Series B Convertible Preferred Stock for the three month period ended March 31, 2010 of $0.9 million, which the Company paid on July 2, 2010. On July 15, 2010, the Board of Directors of the Company declared cash dividends on its Series B Convertible Preferred Stock for the three month period ended June 30, 2010 of $0.9 million, of which the Company paid $0.2 million on August 6, 2010 related to the 9,783 convertible preferred shares that were converted into common shares on the same date and $0.7 million on September 15, 2010 related to the remaining 35,217 outstanding shares of Series B Convertible Preferred Stock. Preferred stock dividends for the period July 1, 2010 through the conversion date on the 9,783 preferred shares converted into common shares were settled through the issuance of 3,621 shares of the Company’s common stock in lieu of cash payment of the dividend. At September 30, 2010, $0.7 of dividends was accrued for the Series B Convertible Preferred Stock for the three months ended September 30, 2010. At the discretion of the Company, the dividends may be paid in cash or through issuance of additional shares of Series B Convertible Preferred Stock, subject to limitations on dividends under the Company’s Credit Facility and, with respect to payment of any accrued dividend in additional shares, approval by our Board of Directors and authorization of the issuance of additional preferred shares by the holders of Series B Convertible Preferred Stock.

Liquidity and Capital Resources

Certain Financial Data

The following table summarizes certain key financial data relating to our liquidity and capital resources:

($ in thousands)	September 30, 2010	December 31, 2009
Balance Sheet Data
Cash and cash equivalents	$36,834	$28,620
Marketable securities	9,801	9,444
Long-term debt	15,000	15,000
Convertible preferred stock(1)	35,921	45,900
Working capital (2)	$41,013	$32,120

	Nine Months Ended September 30,
($ in thousands)	2010	2009
Cash Flow Data
Provided by (used in)
Operating activities	$12,344	$(17,729)
Investing activities	(1,099)	(1,774)
Financing activities	(3,031)	(7,851)

(1)	On August 2, 2010, the Company issued notice to exercise its call option to redeem 9,783 shares of the Series B Convertible Preferred Stock from Harris Bankcorp. Harris Bankcorp elected to convert the 9,783 shares of Series B, including dividends that had been accrued but not yet declared, into 378,446 shares of common stock. The conversion was effective on August 6, 2010 upon issuance of the shares of common stock.
(2)	Working capital is defined as current assets less current liabilities.

Capital Requirements

Our short-term capital requirements, which we consider to be those capital requirements due within one year, include payment of annual incentive compensation, payment of interest on our Credit Facility and payment of preferred stock dividends. Upon the conversion of 9,783 shares of Series B Convertible Preferred Stock the Company reduced its annual dividend payment requirement on its 8% convertible preferred stock by $0.8 million to $2.8 million. During the nine months ended September 30, 2010 and 2009, the Company paid $2.7 million and $2.0 million, respectively, of preferred stock dividends. Incentive compensation, which is generally the Company’s largest annual operating cash payment, is paid in the first quarter of the year. The Company paid approximately $10.8 million in annual incentive compensation in the three months ended March 31, 2010 related to incentives that were earned during the year ended December 31, 2009.

Long-term capital requirements could include seed money for new products, principal payments on our outstanding Credit Facility, which matures in September 2013, and purchases of shares of our common stock, infrastructure improvements and other strategic and operating initiatives.

On October 14, 2010, the Company announced that the Board of Directors had authorized a share repurchase program that authorizes the Company to repurchase up to a maximum of 350,000 shares of the Company’s common stock. Under the terms of the program the Company may repurchase its common stock from time to time in its discretion through open market repurchases and/or privately negotiated transactions, depending on price and prevailing market and business conditions. The program is intended to return capital to shareholders and to generally offset shares issued under equity-based plans. The program may be suspended or terminated at any time and the authorization for the program expires after three years.

We anticipate that our available cash, marketable securities and cash expected to be generated from operations will be sufficient to fund our expected cash operating requirements and other capital requirements in the short-term, which we consider to be the next twelve months. Our ability to meet our future cash needs will depend upon our future operating performance and the level and mix of assets under management, as well as general economic conditions. Continued volatility in or further deterioration of the global capital markets, or currently unexpected events that could require additional liquidity, may occur affecting our results of operations and generation of available cash. If such events were to occur, we would likely seek to manage our available resources by taking actions such as reductions in related variable expenses, primarily incentive compensation and distribution costs. However there can be no assurance that these actions alone would be sufficient to compensate for a significant reduction in income from operations.

The financial markets have experienced a period of significant volatility over the past three years, which impacted asset outflows and the value of our assets under management. The capital and financial markets could experience further fluctuation and volatility, which could impact relative investment returns and asset flows among investment products as well as investor choices and preferences among investment products, including equity, fixed income and alternative products. Should assets under management decline for any reason, revenues, net income and cash flow would be negatively impacted. Reductions in related variable expenses, primarily incentive compensation and distribution costs, would marginally compensate for this loss of revenue but the Company could experience a material reduction in income from operations.

Capital and Reserve Requirements

We have a subsidiary that is a broker-dealer registered with the SEC and is therefore subject to certain rules regarding minimum net capital, as defined by those rules. The subsidiary is required to maintain a ratio of “aggregate indebtedness” to “net capital,” as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us including additional reporting requirements, tighter ratios and business interruption. At September 30, 2010 and 2009, the ratio of aggregate indebtedness to net capital of the broker-dealer was below the maximum allowed and our net capital was significantly in excess of that required.

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

Operating Cash Flow

Net cash provided by operating activities of $12.3 million for the nine months ended September 30, 2010 improved by $30.0 million from net cash used in operating activities of $17.7 million in the same period in the prior year due primarily to the increase in our assets under management and revenues in the first nine months of 2010 compared to the same period in the prior year. Also contributing to the improvement was lower annual incentive payments in the first quarter of 2010 related to the year ended December 31, 2009 as compared to the prior year.

Investing Cash Flow

Net cash used in investing activities consists primarily of capital expenditures related to our business operations, the purchase of investment management contracts and purchases of available-for-sale securities. Net cash used in investing activities decreased $0.7 million to $1.1 million in the nine months ended September 30, 2010 compared to the corresponding period in 2009. The $0.8 million of cash used to purchase investment management contracts was due to the 2006 agreement where the Company acquired the rights to advise, distribute and administer the Insight Funds from Harris Bankcorp. For the first four years after becoming the advisor of the Insight Funds, the Company was required to pay to Harris Bankcorp 50% of the net profit earned by the Company on the money market mutual funds acquired from Harris Bankcorp. The final annual payment of $0.8 million was paid by the Company in August 2010. Higher capital expenditures were required in 2009 as a result of the spin-off from our former parent company that required us to relocate to a new facility.

Financing Cash Flow

Net cash used in financing activities consists of payment of dividends on our Series B Convertible Preferred Stock, deferred financing costs paid in connection with the Credit Facility, and principal payments on our long-term debt.

Long-term Debt

The Company has a Credit Facility, as amended through August 2, 2010, that provides a senior secured revolving credit facility for the Company that matures in September 2013. The amended Credit Facility provides borrowing capacity of up to $30.0 million, with a $2.0 million sub-limit for the issuance of standby letters of credit. Borrowings under the Credit Facility may not at any time exceed, effective August 2, 2010, a minimum asset coverage ratio of 1.25 ($40.1 million as of September 30, 2010), which in general represents the sum of the Company’s cash, marketable securities and investment management fee receivables, excluding certain specified assets, to total outstanding indebtedness (including outstanding letters of credit). The Credit Facility is secured by substantially all of the assets of the Company. Throughout the quarter, $15.0 million was outstanding under the Credit Facility.

Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at the Company’s option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate (as defined in the Credit Facility agreement), plus an applicable margin, effective August 2, 2010, that ranges from 1.25% to 3.00%. At September 30, 2010, the interest rate in effect for the Credit Facility was 2.75%, exclusive of the amortization of deferred financing costs. Under the terms of the Credit Facility the Company is also required to pay certain fees, including an annual commitment fee of 0.50% on undrawn amounts and a letter of credit participation fee at an annual rate equal to the applicable margin as well as any applicable fronting fees, each of which is payable quarterly in arrears.

The Credit Facility contains customary restrictive covenants, including covenants that restrict (subject in certain instances to minimum thresholds or exceptions) the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create liens, merge or make acquisitions, dispose of assets, enter into leases, sale/leasebacks or acquisitions of capital stock, and make distributions, dividends, loans, guarantees, investments or capital expenditures, among other things. In addition, the Credit Facility contains certain financial covenants, the most restrictive of which include, effective August 2, 2010: (i) minimum required consolidated net worth as of any fiscal quarter end (total stockholders’ equity plus the liquidation preference of outstanding convertible preferred shares) to be at least $65.0 million, plus adjustments for net income, redemptions of convertible securities and equity issuances, if any, after September 1, 2009, (ii) minimum consolidated assets under management (excluding money market funds) of $15.0 billion as of each quarter end through March 31, 2012 and $18.0 billion as of any quarter end thereafter, (iii) minimum liquid assets having a fair value not less than $7.5 million, (iv) a minimum interest coverage ratio (generally, adjusted EBITDA to interest expense as defined in and for the period specified in the Credit Facility agreement) of at least 3.00:1, and (v) a leverage ratio (generally, total indebtedness as of any date to adjusted EBITDA as defined in and for the period specified in the Credit Facility agreement) of no greater than 2.75:1. For purposes of the Credit Facility, adjusted EBITDA generally means, for any period, net income of the Company before interest expense, income taxes, depreciation and amortization expense, and excluding non-cash stock-based compensation, unrealized mark-to-market gains and losses, certain severance, and certain non-cash non-recurring gains and losses as described in and specified under the Credit Facility agreement. At September 30, 2010, the Company was in compliance with all financial covenants.

The Credit Facility agreement also contains customary provisions regarding events of default which could result in an acceleration of amounts due under the facility, including failure to pay principal or interest when due, failure to satisfy or comply with covenants, change of control, certain judgments, invalidation of liens, and cross-default to other debt obligations.

Series B Convertible Preferred Stock

In the fourth quarter of 2008, the Company and our former parent entered into an agreement with Harris Bankcorp, pursuant to which Harris Bankcorp acquired $45.0 million of convertible preferred stock of the Company which represented a 23% equity position in the Company on a fully-diluted basis. The Company received $35.0 million of proceeds from this transaction in the form of a capital contribution.

As of September 30, 2010, 35,217 shares of our Series B Convertible Preferred Stock, $1,000 stated value per share, were outstanding. When and if declared by the Company’s Board of Directors, the holders of the Company’s Series B Convertible Preferred Stock are entitled to receive quarterly dividends per share, payable in arrears, equal to 8.0% per annum of the stated value then in effect, before any dividends are declared or paid on any equity securities of the Company that rank junior to the Series B Convertible Preferred Stock. At the discretion of the Company, such dividends may be paid in cash or in additional shares of the Series B Convertible Preferred Stock and, with respect to payment of any accrued dividend in additional shares, approval by our Board of Directors and authorization of the issuance of additional preferred shares by the holders of Series B Convertible Preferred Stock. Dividends payable on the Series B Convertible Preferred Stock are cumulative and accumulate daily, whether or not declared and whether or not there are profits legally available for their payment. Under the terms of our Credit Facility, payment of dividends on the Series B Convertible Preferred Stock may not exceed 75% of free cash flow (as defined in the Credit Facility agreement) for any quarter and are also restricted from being declared and paid if a default or event of default exists. When declaring the quarterly dividends, considerations of the Board of Directors include whether funds are lawfully available for payment of the dividend, the Company’s liquidity position and capital requirements, limitations imposed by any outstanding debt arrangements, the capital market environment and operating results and outlook.

On August 2, 2010, the Company issued notice to exercise its call option to redeem 9,783 shares of the Series B Convertible Preferred Stock from Harris Bankcorp. Harris Bankcorp informed the Company on August 5, 2010 that it elected to convert the 9,783 shares of Series B, including dividends that had been accrued but not yet declared, into 378,446 shares of common stock. The conversion of the Series B preferred shares was effected on August 6, 2010. Preferred stock dividends on the converted shares for the period July 1, 2010 through the conversion date were settled on the conversion date through the issuance of 3,621 shares of the Company’s common stock.

Contractual Obligations

Our contractual obligations are summarized in our Annual Report on Form 10-K for the year ended December 31, 2009. As of September 30, 2010, there have been no material changes outside of the ordinary course in our contractual obligations since December 31, 2009.

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

Intangible Assets and Goodwill

Definite-lived intangible assets are comprised of acquired investment contracts. Indefinite-lived intangible assets are comprised of acquired investment contracts with affiliated closed-end registered investment companies. Indefinite-lived intangible assets are tested for impairment annually. Definite-lived and indefinite-lived intangible assets are evaluated for impairment on an ongoing basis whenever events or circumstances indicate that the carrying value of the intangible asset may not be fully recoverable. The Company determines if impairment has occurred by comparing estimates of future undiscounted cash flows to the carrying value of assets. Assets are considered impaired, and an impairment is recorded, if the carrying value exceeds the expected future undiscounted cash flows. We last tested definite-lived and indefinite-lived intangible assets for impairment during the fourth quarter of 2009 and, during the three months ended September 30, 2010, no events or circumstances occurred that indicated the carrying value of definite-lived and indefinite-lived intangible might be impaired.

Goodwill represents the excess of the purchase price of acquisitions and mergers over the identified net assets and liabilities acquired. In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not being amortized. A single reporting unit has been identified for the purpose of assessing potential future impairments of goodwill. An impairment analysis of goodwill is performed annually or more frequently, if warranted by events or circumstances affecting the Company’s business. We last evaluated goodwill for impairment during the fourth quarter of 2009 and, during the three months ended September 30, 2010, no events or circumstances occurred that indicated the carrying value of goodwill might be impaired.

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

Administration and transfer agent fees consist of fund administration fees, transfer agent fees, fiduciary fees and underwriter fees. Fund administration fees are earned based on the average daily assets in the funds. Transfer agent fees are earned based on a contractual amount plus a fee based on the number of accounts at the end of a month. Fiduciary fees are recorded monthly based on the number of 401(k) accounts. Underwriter fees are sales-based charges on sales of certain class A-share mutual funds. The Company utilizes outside service providers to perform some of the functions related to fund administration and transfer agent services. Effective January 1, 2010, a new fund administration agreement was executed with our open-end mutual funds. Under the prior agreement, the fees, which covered all fund administration services, were paid directly to the Company by the funds and were recorded as revenue. A portion of the fees received by the Company were remitted to third party service providers for services performed on behalf of the funds, and were recorded as a distribution and administration expense. As a result of the new agreement, the funds now directly contract for the third-party services and fees paid by the funds directly to the service providers are not reflected as either revenue or expenses of the Company. For the three and nine months ended September 30, 2009, $1.3 million and $3.6 million, respectively, of payments to third-party service providers was recorded as revenue and expense of the Company.

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

Market Risk

Our exposure to market risk is directly related to our role as investment advisor for the funds and accounts we manage as investment advisor. Most of our revenue for the three and nine month periods ended September 30, 2010 and 2009 was derived from investment management, distribution and fund administration fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

We are also subject to market risk due to a decline in the market value of our investments, consisting primarily of marketable securities. At September 30, 2010, the fair value of marketable securities was $9.8 million. Assuming a 10% increase or decrease in the fair value of marketable securities at September 30, 2010, our net income would have changed by $0.8 million and our total comprehensive income would have changed by $1.0 million for the three and nine months ended September 30, 2010.

Interest Rate Risk

At September 30, 2010, the Company has $15.0 million outstanding under the Credit Facility that has a variable interest rate. Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at the Company’s option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate, plus an applicable margin that ranges from 1.25% to 3.00%. At September 30, 2010, the interest rate in effect for the Credit Facility was 2.75%. A hypothetical 200 basis point change in interest rates for the three and nine month periods ended September 30, 2010 would have changed our interest expense by approximately $0.1 million.

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

The Company is regularly involved in litigation and arbitration as well as examinations and investigations by various regulatory bodies, including the SEC, involving our compliance with, among other things, securities laws, client investment guidelines, laws governing the activities of broker-dealers and other laws and regulations affecting our products and other activities. Legal and regulatory matters of this nature may involve activities as an employer, issuer of securities, investor, investment advisor, broker-dealer or taxpayer. The Company believes that the outcomes of its legal or regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on its consolidated financial condition. However, it is not feasible to predict the ultimate outcome of all legal claims or matters or provide reasonable ranges of potential losses, and in the event of unexpected subsequent developments and given the inherent unpredictability of these legal and regulatory matters, there can be no assurance that our assessment of any claim, dispute, regulatory examination or investigation or other legal matter will reflect the ultimate outcome and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows, in particular quarterly or annual periods.

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

On October 14, 2010, the Company’s Board of Directors announced a share repurchase program that authorizes the Company to repurchase up to a maximum of 350,000 shares of the Company’s common stock. Under the terms of the program, the Company may repurchase its common stock from time to time in its discretion through open market repurchases and/or privately negotiated transactions, depending on price and prevailing market and business conditions. The program is intended to return capital to shareholders and to generally offset shares issued under equity-based plans. The program may be suspended or terminated at any time and the authorization for the program expires after three years.

The following exhibits are filed herewith or incorporated by reference:

Item 6.	Exhibits

Exhibit Number	Description

10.1	Amendment No. 1, dated as of July 8, 2010, to the Credit Agreement, dated as of September 1, 2009, among Virtus Investment Partners, Inc. as Borrower, the lenders party thereto and The Bank of New York Mellon as Administrative Agent, Issuing Bank and Lead Arranger (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed July 13, 2010)

10.2	Amendment No. 2, dated as of August 2, 2010, to the Credit Agreement, dated as of September 1, 2009, among Virtus Investment Partners, Inc. as Borrower, the lenders party thereto and The Bank of New York Mellon as Administrative Agent, Issuing Bank and Lead Arranger (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q, filed August 6, 2010)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

November 3, 2010	By:	/s/ MICHAEL A. ANGERTHAL
Michael A. Angerthal
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)