Form 10-K
period 2010-12-31
VIRTUS INVESTMENT PARTNERS, INC.
filed 2011-03-01
CIK 883237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒    No

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold (based on the closing price share as quoted on the NASDAQ Global Market) as of the last business day of the registrant’s most recently completed second fiscal quarter was $108,578,621. For purposes of this calculation, shares of common stock held or controlled by executive officers and directors of the registrant have been treated as shares held by affiliates.

There were 6,220,728 shares of the registrant’s common stock outstanding on February 24, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement which will be filed with the SEC in connection with the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Virtus Investment Partners, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2010

PART I

Item 1.	Business.

Organization

Virtus Investment Partners, Inc. (the “Company,” “we,” “us,” “our” or “Virtus”) commenced operations on November 1, 1995 through a reverse merger with Duff & Phelps Corporation. From 1995 to 2001, we were a majority-owned indirect subsidiary of The Phoenix Companies, Inc. (“PNX”). On January 11, 2001, a subsidiary of PNX acquired the outstanding shares of Virtus Partners, Inc. not already owned and the Company became an indirect wholly-owned subsidiary of PNX. On October 31, 2008, after the sale of convertible preferred stock to Harris Bankcorp, Inc. (“Harris Bankcorp”), a subsidiary of the Bank of Montreal, we became an indirect, majority-owned subsidiary of PNX. On December 31, 2008, PNX distributed 100% of Virtus common stock to PNX stockholders in a spin-off transaction, excluding the net assets and business of the Company’s subsidiary, Goodwin Capital Advisers, Inc. (“Goodwin”), which had historically been a wholly owned subsidiary of the Company. Following the spin-off, PNX has no ownership interest in the Company and Harris Bankcorp owns 100% of the Company’s outstanding shares of Series B Convertible Preferred Stock.

Our Business

We are a provider of investment management products and services to individuals and institutions. We operate a multi-manager investment management business, comprised of affiliated managers and unaffiliated sub-advisors, each having its own distinct investment style, autonomous investment process and brand. We believe our customers value this approach and appreciate individual managers with distinctive cultures and styles.

We provide our products in a number of forms and through multiple distribution channels. Our retail products include open-end mutual funds, closed-end funds, variable insurance funds and separately managed accounts. Our fund family of open-end funds is distributed primarily through intermediaries. Our closed-end funds trade on the New York Stock Exchange. Our variable insurance trust provides investment options in variable annuities and life insurance products distributed by third party life insurance companies. Retail separately managed accounts are comprised of intermediary programs, sponsored and distributed by unaffiliated brokerage firms, and private client accounts, which are offerings to the high net-worth clients of our affiliated managers. We also manage institutional accounts for corporations, multi-employer retirement funds and foundations, endowments and special purpose funds. Our earnings are primarily driven by asset-based investment management fees charged on these various products. These fees are based on a percentage of assets under management and are calculated using daily or weekly average assets or assets at the end of the preceding quarter.

Our Investment Managers

Our investment management services are provided by our affiliated managers as well as by unaffiliated sub-advisors. The affiliated managers, who are registered investment advisors under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), manage our mutual funds and closed-end funds, and provide investment management services for institutional and separately managed accounts. We provide our managers with distribution, operational and administrative support, thereby allowing each affiliated manager to focus on investment management. Our affiliated managers participate in the earnings they generate through compensation arrangements that include incentive bonus pools based primarily on their profits. For certain of our open-end mutual funds, we complement our affiliated managers skills with those of unaffiliated boutique sub-advisors who offer strategies that we believe also appeal to investors. At December 31, 2010, $12.1 billion or 41% of our assets under management were managed by unaffiliated sub-advisors. We monitor the quality of the managers’ products by assessing their performance, style, consistency and the discipline with which they apply their investment process.

Our affiliated firms and their respective assets under management, styles and products are as follows:

Affiliated Managers
	Duff & Phelps Investment Management	Kayne Anderson Rudnick Investment Management	SCM Advisors	Zweig Advisors	Other
Assets Under Management at December 31, 2010 ($ in billions)	$7.2	$4.7	$3.4	$1.7	$0.4
Location	Chicago, IL	Los Angeles, CA	San Francisco, CA	New York, NY	Various

Investment Style	Quality-oriented, focusing on income	Quality at a reasonable price	Value-driven fixed income; fundamental growth equity	Growth at a reasonable price; high quality fixed income	Fundamental
Investment Types
Equities	• REITs • Utilities/	• Small Cap: Core/Growth/	• Large, Mid, Small, Micro and All Cap	• Large Cap Core • Tactical Asset
	Infrastructure • Passive Equity	Value • Mid Cap Core		Allocation
• Large Cap Value

Fixed Income	• Tax Advantaged • High Quality	• California Municipals	• Core • Core Plus	• Tactical Asset Allocation	• Municipals
	Core		• High Quality
• High Yield
Products

Open-End Funds	✓	✓	✓	✓	✓

Closed-End Funds	✓			✓

Variable Insurance Funds	✓	✓	✓	✓

Separately Managed Accounts		✓	✓		✓

Institutional	✓	✓	✓		✓

Our Investment Products

Our assets under management are comprised of mutual fund assets (open- and closed-end), variable insurance funds, separately managed accounts (intermediary sponsored and private client) and institutional accounts (traditional institutional mandates and structured products).

Assets Under Management By Product as of December 31, 2010

($ in billions)

Retail Products
Mutual fund assets
Open-end funds	$14.7
Closed-end funds	4.4

Total mutual fund assets	19.1

Variable Insurance Funds	1.5

Separately managed accounts
Intermediary sponsored programs	1.9
Private client accounts	1.9

Total managed account assets	3.8

Total retail assets	24.4

Institutional Products
Institutional accounts	4.1
Structured finance products	1.0

Total institutional assets	5.1

Total Assets Under Management	$29.5

Open-End Mutual Funds

As of December 31, 2010, we managed 44 open-end funds, in a variety of equity and fixed income styles, including money market, asset allocation and alternative investments, with total assets of $14.7 billion.

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

Our family of open-end mutual funds as of December 31, 2010 is comprised of the following:

Fund Type/Name	Inception	Assets	Advisory Fee (1)	3-Year Return(2)
		($ in millions)	(%)	(%)
Alternative
Virtus Real Estate Securities Fund	1995	$1,006.3	0.75-0.65	0.80
Virtus Market Neutral Fund	1998	92.6	1.50-1.40	0.63
Virtus Alternatives Diverifier Fund (3)	2005	79.6	n/a	(1.73)
Virtus Global Infrastructure Fund	2004	69.6	0.65-0.55	(4.60)
Virtus International Real Estate Securities Fund	2007	26.4	1.00-0.90	(4.06)
Virtus Global Real Estate Securities Fund	2009	3.5	0.85-0.75	n/a
Asset Allocation
Virtus Balanced Fund	1975	640.0	0.55-0.45	0.77
Virtus Tactical Allocation Fund	1940	196.3	0.70-0.60	1.34
Virtus Balanced Allocation Fund	1997	69.4	0.50-0.45	0.41
Virtus AlphaSector™ Allocation Fund (3)	2003	30.4	0.45-0.40	0.42
Equity
Virtus Premium AlphaSector™ Fund (3)	2010	450.4	1.10	n/a
Virtus AlphaSector™ Rotation Fund (3)	2003	446.9	0.45-0.40	(1.51)
Virtus Strategic Growth Fund	1995	440.2	0.70-0.60	(4.27)
Virtus Mid-Cap Value Fund	1997	385.8	0.75-0.70	(0.24)
Virtus Quality Small-Cap Fund	2006	252.0	0.70	2.11
Virtus Value Equity Fund	1996	140.9	0.70-0.65	(5.55)
Virtus Small-Cap Core Fund	1996	139.7	0.75	3.19
Virtus Growth & Income Fund	1997	122.8	0.75-0.65	(3.22)
Virtus Mid-Cap Growth Fund	1975	92.9	0.80-0.70	(1.03)
Virtus Core Equity Fund	1996	84.0	0.70-0.65	(3.85)
Virtus Small-Cap Sustainable Growth Fund	2006	62.2	0.90-0.80	(0.26)
Virtus Quality Large-Cap Value Fund	2005	47.1	0.75-0.65	(6.52)
Virtus Mid-Cap Core Fund	2009	0.8	0.80-0.70	n/a
Fixed Income
Virtus Multi-Sector Short Term Bond Fund	1992	3,378.5	0.55-0.45	7.18
Virtus Senior Floating Rate Fund	2008	239.4	0.60-0.50	n/a
Virtus Multi-Sector Fixed Income Fund	1989	212.9	0.55-0.45	7.77
Virtus Bond Fund	1996	164.1	0.45-0.40	6.82
Virtus Tax-Exempt Bond Fund	1996	143.0	0.45	4.32
Virtus High Yield Fund	1980	100.9	0.65-0.55	3.96
Virtus Intermediate Tax-Exempt Bond Fund	1996	88.4	0.45	4.15
Virtus Short/Intermediate Bond Fund	1996	79.0	0.55-0.45	5.86
Virtus CA Tax-Exempt Bond Fund	1983	55.3	0.45-0.35	2.69
Virtus High Yield Income Fund	2002	50.9	0.45	4.97
Virtus Institutional Bond Fund	1983	45.7	0.45-0.40	6.43
Virtus Intermediate Government Bond Fund	1997	32.4	0.45	4.89
International/Global
Virtus Foreign Opportunities Fund	1990	1,182.7	0.85-0.75	(6.88)
Virtus Emerging Markets Opportunities Fund	1997	1,057.2	1.00-0.95	0.98
Virtus Global Opportunities Fund	1960	62.4	0.85-0.75	(8.22)
Virtus Greater Asia ex Japan Opportunities Fund	2009	13.6	1.00-0.95	n/a
Virtus International Equity Fund	2010	9.9	0.85-0.75	n/a
Virtus Greater European Opportunities Fund	2009	5.1	0.85-0.80	n/a
Money Market Funds
Virtus Insight Money Market Fund	1988	1,920.1	0.14-0.10	1.19
Virtus Insight Tax-Exempt Money Market Fund	1988	716.8	0.14-0.10	0.88
Virtus Insight Government Money Market Fund	1988	278.6	0.14-0.10	0.66

Total Open-End Funds		$14,716.7

(1)	Percentage of average daily net assets of each fund. A range indicates that the fund has breakpoints at which management advisory fees decrease as assets in the funds increase. Percentage listed represents the range of gross management advisory fees paid by the funds, from the highest to lowest. We pay subadvisory fees on funds managed by unaffiliated subadvisors which are not reflected in the percentages listed.
(2)	Average return reflects performance of the largest share class as measured by net assets for which performance data is available.
(3)	These funds invest in other Virtus open-end mutual funds as well as electronically traded funds (“ETFs”). The related assets of Virtus open-end funds are reflected in the balances of the respective funds.

Past performance does not guarantee future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost.

Closed-End Funds

We manage the assets of five closed-end funds as of December 31, 2010, each of which is traded on the New York Stock Exchange, with total assets of $4.4 billion. Closed-end funds do not continually offer to sell and redeem their shares; rather, daily liquidity is provided by the ability to trade the shares of these funds at prices that may be above or below the shares’ net asset value. Our closed-end products include utility, municipal and corporate taxable and tax-exempt bonds and tactical asset allocation strategies provided by two of our affiliated managers.

Our family of closed-end funds as of December 31, 2010, is comprised of the following:

Fund Type/Name	Assets	Advisory Fee
	($ in billions)%
Balanced
Zweig Total Return	$0.5	0.70	(1)
DNP Select Income Fund Inc.	2.8	0.60-0.50	(2)
Equity
Zweig Fund	0.4	0.85	(1)
Fixed
DTF Tax-Free Income Inc.	0.2	0.50	(2)
Duff & Phelps Utility and Corporate Bond Trust Inc.	0.5	0.50	(2)

Total Closed-End Funds	$4.4

(1)	Percentage of average daily net assets of each fund.
(2)	Percentage of average weekly net assets. A range indicates that the fund has breakpoints at which management advisory fees decrease as assets in the fund increase. Percentage listed represents the range of gross management advisory fees paid by the funds, from the highest to lowest. We pay subadvisory fees on funds managed by unaffiliated subadvisors which are not reflected in the percentages listed.

Variable Insurance Trust

We established a Variable Insurance Trust (VIT) in the quarter ended December 31, 2010. On November 5, 2010, we acquired the rights to advise and distribute the former Phoenix Edge Series Funds (excluding certain of the funds to be merged into a third-party variable insurance trust) from Phoenix Variable Advisors, Inc. (“PVA”). Our variable insurance trust provides investment options in variable annuities and life insurance products distributed by third- party life insurance companies. Our family of variable insurance funds as of December 31, 2010, is comprised of the following:

Fund Type/Name	Assets	Advisory Fee (1)
	($ in billions)%
Equity
Virtus Capital Growth Series	$0.2	0.60-0.70
Virtus Growth and Income Series	0.2	0.60-0.70
Virtus Small-Cap Growth Series	0.1	0.90
Virtus International Series	0.4	0.65-0.75
Virtus Duff & Phelps Real Estate Series	0.1	0.65-0.75
Virtus Small-Cap Value Series	0.1	0.85
Fixed Income
Virtus Multi-Sector Fixed Income Series	0.2	0.40-0.50
Asset Allocation
Virtus Strategic Allocation Series	0.2	0.50-0.60

Total Variable Products Funds	$1.5

(1)	Percentage of average daily net assets of each fund. A range indicates that the fund has breakpoints at which management advisory fees decrease as assets in the fund increase. Percentage listed represents the range of gross management advisory fees paid by the funds, from the highest to lowest. We pay subadvisory fees on funds managed by unaffiliated subadvisors which are not reflected in the percentages listed.

Separately Managed Accounts

Separately managed accounts are individually owned portfolios that are managed by an investment manager. Separately managed accounts include broker-dealer sponsored programs, whereby an intermediary assists individuals in identifying their investment objectives and hires investment managers that have been approved by the broker-dealer to fulfill those objectives; and private client accounts that are accounts of high net worth individuals who are direct clients of our affiliates. Intermediary sponsored programs and private client account assets totaled $3.8 billion at December 31, 2010.

Institutional Accounts

We offer a variety of equity, fixed income and real estate investment trust strategies to institutional clients, including corporations, multi-employer retirement funds and foundations, endowments and special purpose funds. Our institutional assets under management totaled $5.1 billion as of December 31, 2010.

Our Investment Management, Administration and Transfer Agent Fees

Our net investment management fees, administration fees and net transfer agent fees earned in each of the last three years were as follows:

	Years Ended December 31,
	2010	2009	2008
($ in thousands)
Investment management fees
Open-end funds	$42,090	$31,377	$46,972
Closed-end funds	22,131	20,766	24,078
Separately managed accounts	17,057	14,800	21,068
Institutional products	10,299	10,224	18,415
Structured finance products	4,581	2,484	4,956
Variable insurance funds	1,838	—	—
Institutional - PNX General Account	—	—	12,148

Total investment management fees (1)	97,996	79,651	127,637
Administration fees	10,502	9,819	13,034
Transfer agent fees	4,822	2,845	5,251

Total	$113,320	$92,315	$145,922

(1)	Includes $13.7 million of Goodwin investment management fees for the year ended December 31, 2008, which are no longer earned by the Company post spin-off.

Investment Management Fees

We provide investment management services to funds and accounts pursuant to investment management agreements. With respect to open-end funds, closed-end funds and variable insurance funds, we receive fees based on each fund’s average daily or weekly net assets. Most fee schedules provide for rate declines as asset levels increase to certain thresholds. For those funds for which we have sub-advisory agreements, the sub-advisors receive a management fee based on the percentage of the aggregate amount of average daily net assets in the funds they sub-advise. For separately managed accounts and institutional accounts, fees are negotiated and are based primarily on asset size, portfolio complexity and individual client requests, and range from 0.30% to 1.25% for equity strategies and from 0.10% to 0.75% for fixed income strategies.

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

Each fund bears all expenses associated with its operations, including the costs associated with the issuance and redemption of securities, where applicable. The funds do not bear compensation expenses of directors or officers of the fund who are employed by the Company or its subsidiaries. In some cases, to the extent total expenses exceed a specified percentage of a fund’s or a portfolio’s average net assets for a given year, the Adviser has agreed to reimburse the funds for such excess expenses.

We act as the collateral manager for structured finance products, such as collateralized debt obligations (“CDOs”). Fees consist of both senior management fees and subordinated management fees. Senior management fees are calculated at a contractual fee rate applied against the current par value of the total collateral being managed. Subordinated management fees, also calculated against the current par value of the total collateral being managed, are recognized only after certain portfolio criteria are met. The underlying collateral is primarily comprised of high yield, asset-backed and mortgage-backed securities and loans. The Company has no financial or operational obligations with respect to the underlying performance of the collateral. For the investment management services being provided for existing structured finance products, management expects this revenue to decline over time as CDOs experience redemptions and liquidations. Structured finance product assets under management totaled $1.0 billion at December 31, 2010.

Administration Fees

We provide fund administration services to our open-end funds, variable insurance funds and certain of the closed-end funds. As provided in arrangements with these funds, our subsidiary VP Distributors Inc. (“VPD”), subject to the oversight of the funds’ trustees or directors, is responsible for managing the business affairs of our mutual funds. Administrative services include recordkeeping, preparing and filing documents required to comply with federal and state securities laws, legal administration and compliance services, supervising the activities of the funds’ other service providers, providing assistance with fund shareholder meetings, as well as providing office space, equipment and personnel that may be necessary for managing and administering the business affairs of the funds.

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

Our Distribution Services

Our principal retail marketing strategy is to distribute funds and separately managed accounts through financial intermediaries to individuals. We have broad access in this marketplace, with distribution partners that include national and regional broker-dealers, independent broker-dealers and independent financial advisory firms. We support these distribution partners with a team of regional sales professionals (“wholesalers”), a national account relationship group and separate teams for the retirement market and the registered investment advisor market. Our sales and marketing professionals serve as a resource to financial advisors seeking to help clients address wealth management issues and support the marketing of our products and services tailored to this marketplace.

We also commit significant resources to serving high-net-worth clients who access investment advice outside of traditional retail broker-dealer channels. Specialized teams at our affiliated managers develop relationships in this market and deal directly with these clients.

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

Our Competition

We face significant competition from a wide variety of financial institutions, including other investment management companies, as well as from proprietary products offered by our distribution partners such as banks, broker-dealers and financial planning firms. Competition in our businesses is based on several factors including investment performance, access to distribution channels, service to advisors and their clients and fees charged. Our competitors, many of which are larger than we are, often offer similar products, use similar distribution sources, offer less expensive products, have greater access to key distribution channels and have greater resources than us.

Our Regulatory Matters

We are subject to regulation by the Securities and Exchange Commission (“SEC”), Financial Industry Regulatory Authority (“FINRA”) and other federal and state agencies and self-regulatory organizations. Each advisor, including unaffiliated sub-advisors, is registered with the SEC under the Investment Advisers Act. Each closed-end fund, open-end fund and defined portfolio is registered with the SEC under the Investment Company Act of 1940 (the “Investment Company Act”). VPD is registered with the SEC under the Exchange Act and is a member of FINRA.

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

Our Employees

As of December 31, 2010, we had 273 full time equivalent employees. None of our employees is a union member. We consider our relations with our employees to be good.

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

On August 6, 2010, the Company converted 9,783 shares of the Series B from Harris Bankcorp, and preferred stock dividends that had been accrued but not yet declared, into 378,446 shares of our common stock, pursuant to a call option in the Investment Agreement. As of December 31, 2010, Harris Bankcorp held 35,217 shares of our Series B. The Series B ranks senior to our common stock and to any class or series of stock of the Company that we may issue in the future unless, subject to the approval of the Series B, the terms of such stock expressly provides otherwise, and ranks junior to our existing and future indebtedness and liabilities. The Series B is currently convertible into approximately 19% of our fully diluted common stock. As a condition of the Investment Agreement, Harris Bankcorp has the right to nominate one director to our board of directors, so long as it beneficially owns at least 10% of our common stock (including shares issuable on the conversion of our Series B). Additionally, so long as at least 66-2/3% of the Series B initially sold to Harris Bankcorp remains outstanding, the holders of a majority of the outstanding shares of Series B have the right to elect one director to our board of directors pursuant to the Series B Certificate of Designations.

For additional information on the terms of the Series B and Harris Bankcorp’s rights under the Investment Agreement and Certificate of Designations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Series B Convertible Preferred Stock”.

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

Assets under management drive revenues and are subject to significant fluctuations.

Our major sources of revenue are generally calculated as percentages of assets under management. Therefore, fluctuations in the value of assets under management have a direct correlation to the revenues of the Company. Assets under management are affected primarily by sales, redemptions, and changes in the securities markets globally.

The economic environment has a direct impact on the investing activities of both retail and institutional investors. Investors in the open-end mutual funds that we manage may withdraw or redeem their investments at anytime. An increase in redemptions (withdrawals) by existing clients or a decline in sales of our investment products would decrease assets under management and consequently negatively impact revenue. Additionally, since we earn higher fees on some products, fluctuation in the mix of assets under management could negatively impact our results of operations.

The financial markets have experienced a period of significant volatility over the past three years, which impacted asset outflows and the value of assets under management. Security markets may continue to experience weakness, volatility and disruption. Funds and portfolios that we manage related to certain geographic markets and industry sectors are vulnerable to political, social and economic events. If the security markets decline or continue to experience weakness or volatility, this would likely have a negative impact on our assets under management and our revenues. If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced.

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

•

our historical financial results prior to January 1, 2009 reflect allocations of corporate expenses from our former parent company, which may be different from the comparable expenses we would have actually incurred in prior years or will incur as a standalone company;

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

The performance of our investment products is critical to our success. While positive performance can increase our sales and total assets under management (and hence our revenues and earnings), negative performance individually or in comparison to competing products could have a negative effect in the following ways: reduction of fee revenue by the reduction in assets under management, decrease in sales of our investment products, withdrawal of assets by existing clients from our investment products, and increasing the risk of litigation and regulatory action.

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

Our ability to continue to satisfy financial covenants under our existing credit facility is dependent upon our continued positive operating results and investment performance, which cannot be assured.

Under the Company’s senior secured revolving credit facility (the “Credit Facility”), the Company must maintain certain financial covenants. A summary of the Credit Facility terms and financial covenants is included in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There can be no assurance that at all times in the future we will satisfy all such financial covenants or obtain any required waiver or amendment, in which event all outstanding indebtedness could become immediately due. This could result in a substantial reduction in the liquidity of the Company and could challenge our ability to meet future cash needs of the business.

Our ability to meet all future cash needs is dependent upon our operating results, our access to financing, our ability to raise capital, and our continued ability to generate working capital and positive cash flows.

We may need to raise additional capital or refinance existing debt in the future, and financing may not be available to us in sufficient amounts or on acceptable terms. Our ability to meet the future cash needs of the Company is dependent upon our ability to generate cash or obtain financing. Although the Company has been successful in generating sufficient cash in the past, it may not be successful in the future. Additionally, global credit markets and the financial services industry have been experiencing a period of unprecedented turmoil, and these events have adversely impacted the availability and cost of credit. If additional financing becomes necessary to fund operations, fund new business initiatives, refinance our existing Credit Facility or for any other purpose, there can be no assurance that such financing would be available on favorable terms or at all, given the continued weakness in the credit markets and our limited operating history as a standalone public company. Our ability to access capital markets efficiently depends on a number of factors, including the state of global credit and equity markets, interest rates, credit spreads and our credit ratings. If we are unable to access capital markets to issue new debt, refinance existing debt or sell shares of our Common Stock as needed, or if we are unable to obtain such financing on acceptable terms, our business could be adversely impacted.

Our business operations, investment returns and profitability could be adversely impacted by inadequate performance of third parties.

We are dependent on certain third-party relationships to maintain essential business operations. These services include, but are not limited to, information technology infrastructure, mutual fund and investment accounting services, transfer agent and cash management services, custodial services and security pricing services. In addition, we maintain contractual relationships with certain unaffiliated investment management firms to sub-advise our portfolios. At December 31, 2010, $12.1 billion or 41% of our assets under management were managed by unaffiliated sub-advisors.

We periodically negotiate provisions and renewals of these contracts and there can be no assurance that such terms will remain consistent. Any material disruption, deficiency or increase in the cost of these contracted services could materially affect our business operations and profitability.

Any damage to our reputation could harm our business and lead to a loss of assets under management, revenues and income.

Maintaining a strong reputation with the investment community is critical to our success. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate even if they are without merit or satisfactorily addressed. Any damage to our reputation could impede our ability to attract and retain clients and key personnel, and lead to a reduction in the amount of our assets under management, any of which could have a material adverse effect on our revenues and income.

Our financial performance could be negatively affected by the loss of key employees.

The success of our business is dependent to a large extent on our ability to attract and retain key employees such as senior executives, portfolio managers, securities analysts and sales personnel. Competition in the job market for these professionals is generally intense. Most of our employees are not subject to employment contracts or non-compete agreements so they may voluntarily terminate their employment at any time. Any inability to retain our key employees, attract qualified employees or replace key employee positions in a timely manner when vacated, could have a negative impact on our business. There could be additional costs to replace, retain or attract new talent which would result in a decrease in net income.

Clients, distribution partners and fund boards could terminate or amend their contracts with us and our open-end fund investors may redeem their investments in those funds at any time, any of which could reduce our revenues and earnings.

Each of the mutual funds and closed-end funds for which we act as investment advisor or sub-advisor is registered under the Investment Company Act of 1940 (the “Investment Company Act”) and is governed by a board of trustees or board of directors. Each fund’s contract is renewed annually by the fund’s board. Either the board members or, in limited circumstances, the shareholders may terminate an advisory contract with us and move the assets to another investment advisor. In certain situations, such as a “change in control” of an advisor, advisory contracts may terminate. The board members also may deem it to be in the best interests of a fund’s shareholders to make other decisions adverse to us, such as reducing the compensation paid to us, requesting that we subsidize fund expenses over certain thresholds or imposing restrictions on our management of the fund.

Our investment management agreements with intermediary program sponsors, private clients and institutional clients may be terminated upon short notice without penalty. As a result, there would be little impediment to these sponsors or clients terminating our agreements if they became dissatisfied with our performance.

Our contracts with our funds, intermediary program sponsors, managed account clients and institutional investment management clients could from time to time be subject to varying interpretations of key terms, resulting in perceived or actual requirements to amend such contracts. In such circumstances, we could be subject to adverse outcomes resulting from our need to resolve such matters.

In addition, open-end fund investors may redeem their investments in those funds at any time without prior notice and the pace of mutual fund redemptions may accelerate in a declining stock market.

The termination or amendment of any of the above agreements or redemption of investments relating to a material portion of assets under management would adversely affect our investment management fee revenues and earnings and could possibly require us to take a charge to earnings as a result of the impairment of the goodwill or intangible assets associated with our asset managers.

We face strong competition in our businesses from mutual fund companies, banks and investment management firms, which could impair our ability to retain existing customers, attract new customers and maintain our profitability.

We face strong competition in our businesses. We believe that our ability to compete is based on a number of factors, including, but not limited, to investment performance, service, reputation, distribution capabilities, product mix and fees charged. We are also highly dependent on our distribution relationships. Our actual and potential competitors include a large number of mutual fund companies, banks and investment management firms, many of which have advantages over us. Industry consolidation has resulted in larger competitors with financial resources, marketing and distribution capabilities, and brand identities that are stronger than ours. Larger firms also may be able to offer, due to economies of scale, lower cost products. In addition, new or alternative product offerings frequently emerge or may increase in popularity, such as electronically traded funds, which could create additional competition and could result in decreased demand for our historical product offerings. If we do not compete effectively in this environment, our profitability and financial condition would be materially adversely affected.

We are subject to extensive, complex and frequently changing regulations and legal interpretations. Changes in regulations could limit the sources and amounts of our revenues, increase our costs of doing business, decrease our profitability and materially and adversely affect our business.

We are subject to the Sarbanes-Oxley Act of 2002, as well as regulation by the SEC, FINRA and other federal and state agencies and self-regulatory organizations (including NASDAQ). In addition, the Company must comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in 2010. Each advisor (including unaffiliated sub-advisors)

is registered with the SEC under the Investment Advisers Act. Each closed-end fund and open-end fund is registered with the SEC under the Investment Company Act. Our broker-dealer, VPD, is registered with the SEC under the Exchange Act and is a member of FINRA. All of our funds currently available for sale are qualified in all 50 states, Washington, D.C., Puerto Rico, and the U.S. Virgin Islands. Most aspects of our investment management business, including the business of the sub-advisors, are subject to various federal and state laws and regulations.

These laws generally grant supervisory agencies and bodies the power to limit or restrict us and any sub-advisor from carrying on its investment management business in the event that it fails to comply with such laws and regulations. Sanctions may include the suspension of individual employees, limitations on our investment management activities for specified periods of time, the revocation of the advisors’ registrations as investment advisors or other censures and fines.

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

Compliance with these laws and regulations is time consuming and personnel-intensive, and changes in these laws, regulations and legal interpretations may increase materially our direct and indirect compliance costs and other expenses of doing business, thus having an adverse effect on our business and operating results.

Legal and regulatory actions are inherent in our businesses and could result in financial losses or harm to our businesses.

We are at various times involved in litigation and arbitration. In addition, various regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, securities laws and laws governing the activities of broker-dealers. At various times we and our employees have also been subject to other claims alleging violations of rules and regulations of the SEC, FINRA and other regulatory authorities. Alleged misconduct by an employee, sub-advisor or distribution partner could be determined to be a violation of law resulting in regulatory sanctions or claims for damages against the Company or could result in significant reputational or financial harm. There has been a significant increase in federal and state regulatory activity relating to financial services companies. We may be subject to further related or unrelated inquiries or actions in the future.

Uncertain economic conditions and heightened volatility in the financial markets, such as those which have been experienced over the past few years, may increase the likelihood that clients, regulators or other persons may present or threaten legal claims or that regulators increase the scope or frequency of their examination of the Company or the investment management industry in general.

There can be no assurance that our assessment of any claim or regulatory inquiry or proceeding will reflect the ultimate outcome and the outcome of any particular matter may be material to our operating results for a particular period.

It is not feasible to predict or determine the ultimate outcome of all legal or regulatory proceedings or to provide reasonable ranges of potential losses. Because of the inherent difficulty of predicting the outcome of any legal claims or regulatory inquiries or other matters, we cannot provide assurance as to the outcome of this or other pending or future matters, or if ultimately determined adversely to us, the loss, expense or other amounts or sanctions attributable to such matter, particularly where the matter presents complex or new or unsettled claims or legal theories. The resolution of such matter or matters, if unfavorable, could have a material adverse effect on our operating results and financial condition.

While we maintain insurance that we believe is appropriate relative to our business and the potential claims and liabilities to which we may be exposed, we cannot be assured that insurance will cover all of our potential liabilities or losses. Some regulatory and other liabilities or penalties are not generally covered by insurance. In addition, insurance coverage may become more costly and require higher deductibles or co-insurance arrangements. Should this occur, it would expose us to greater non-insured losses, increase our expenses and negatively impact our earnings.

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

Our ability to utilize tax attributes currently available to us is limited under section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). Section 382 imposes annual limitations on the amount of net operating loss carryforwards and other tax attributes that can be used to offset taxable income in the event an ownership change has occurred. An ownership change, as defined by Section 382, is triggered by substantial changes in the ownership of our outstanding stock, which are generally outside of our control. We currently have limitations as a result of Section 382 and could experience additional, more restrictive limitations in the event another ownership change occurs. In addition, our ability to use net operating loss carryforwards and other tax attributes available to us will be dependent on our ability to generate taxable income.

Changes in tax law or tax rulings could materially impact our effective tax rate. There are recent proposals which, if enacted, could increase the amount of taxes we are required to pay and have a significant adverse affect on our future results of operations and net income.

We distribute funds and managed accounts through intermediary channels and a loss of key distribution relationships could reduce our revenues and earnings.

Intermediary distribution channels account for a substantial portion of our sales and of our assets under management. Our success in our intermediary distribution channel depends upon our continuing to maintain strong relationships with third-party intermediaries. Any material reduction in these distribution relationships would impact the sales of our products, our assets under management and our revenues. In addition, these intermediaries generally offer their customers a significant array of investment products which are in addition to, and which compete with, our own investment products, and there is no assurance that these intermediaries or their customers may not favor competing investment products over those we offer. Further, consolidation in the financial services industry, of which our distribution channels are a part, could negatively impact future relationships and distribution channels and, therefore, our assets under management and results of operations.

Our intangible assets could become impaired which could have an adverse impact on our results from operations.

At December 31, 2010, the Company had total assets of $148.9 million which included $57.8 million of goodwill and other intangible assets. We cannot be certain that we will ever realize the value of such intangible assets. It could be necessary to recognize impairment of these assets should we experience significant decreases in assets under management, the termination of one or more material investment management contracts or material outflows if clients withdraw their assets following the departure of a key employee or for any other reasons.

Any failure to comply with established client investment guidelines or other contractual requirements could result in claims from clients and regulatory sanctions.

The agreements under which we manage assets often have established investment guidelines or other contractual requirements that we are required to comply with in providing our investment management services. Any allegation of a failure to comply with these guidelines or other requirement could result in client claims, hurt reputation, withdrawal of assets, and potential regulatory sanctions, any of which may negatively impact our revenues and earnings.

We or our key vendors could experience temporary business interruptions in our technology infrastructure which would negatively impact our operations, operating expenses and net income.

Our technology systems are critical to our operations and any failure or interruption of those systems or of our operations, whether resulting from technology or infrastructure breakdowns, defects or external causes such as fire, natural disaster or power disruptions, could result in financial loss and impact our reputation, growth and prospects. Although we have in place disaster recovery plans, we may experience temporary interruptions if a natural disaster or prolonged power outages were to occur which could have a material negative impact on operations.

The relatively limited trading volume of our common stock as well as the concentration of shares owned by a limited number of shareholders could lead to our stock trading at prices that are significantly lower than what might be expected of issuers with our market capitalization as well as larger purchases and sales may more dramatically affect our share price.

A large percentage of our stock is held by a limited number of shareholders. If our larger shareholders decide to liquidate their positions, it could cause significant fluctuation in the share price. Public companies with relatively small market capitalizations, such as we have, often have difficulty generating trading volume in their stock. This illiquidity and our size can result in relative price discounts as compared to industry peers or to the stock’s inherent value. It can also result in limited or no research analyst coverage, the absence of which makes it difficult for a company to establish and hold a market following.

The market price of our common stock may also fluctuate in response to a number of events and factors, including:

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

Under our stockholders’ rights agreement, if any person or group (other than Bank of Montreal and its controlled affiliates) acquires, or begins a tender or exchange offer that could result in such person acquiring 15% or more of our common stock without approval by our board under specified circumstances, our other stockholders will have the right to purchase shares of our common stock, or shares of the acquiring company, at a substantial discount to the public market price. In addition, provisions of Section 203 of the Delaware General Corporation Law also restrict certain business combinations with interested stockholders. The Delaware General Corporation Law and our stockholders’ rights agreement may discourage takeovers and business combinations that our stockholders might consider to be in their best interests.

The agreements the Company entered into in connection with the Series B Convertible Preferred Stock investment made by Harris Bankcorp contains restrictions that could limit our ability to issue additional equity or to obtain additional equity financing.

The approval of the holders of our Series B Convertible Preferred Stock is required to affect certain significant issuances of equity securities of the Company or any of its controlled subsidiaries. Such required approval may restrict our ability to carry out our business objectives. It may also preclude us from opportunities such as acquisitions that could supplement and grow our business.

The voting power of the holders of our Series B Convertible Preferred Stock may discourage third party acquisitions of the Company at a premium.

We are required to obtain the approval of holders of our Series B Convertible Preferred Stock for any merger, consolidation, acquisition, and business combination, sale of all or substantially all of the assets of the Company or its subsidiaries, or any similar transaction or pledge of assets, in certain circumstances until December 31, 2011. This may have the effect of discouraging offers to acquire control of the Company and may preclude holders of Company common stock from receiving any premium above market price for their shares that may otherwise be offered in connection with any attempt to acquire control of the Company.

For further information, restrictions and obligations concerning our Series B Convertible Preferred Stock, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Series B Convertible Preferred Stock” and the Certificate of Designations and Investment Agreement filed as Exhibits 3.4 and 10.9 to this Form 10-K.

Our outstanding Series B Convertible Preferred Stock may be converted into common stock, in the future, which would increase the number of shares eligible for future resale in the public market. This might have an adverse effect on the market price of the common stock.

As of December 31, 2010, 35,217 shares of our Series B Convertible Preferred Stock were outstanding. Each outstanding share of Series B Convertible Preferred Stock is currently convertible into 38.3139 shares of common stock, subject to customary anti-dilution adjustments.

Holders of Series B Convertible Preferred Stock may convert any or all of their shares into shares of common stock of the Company at any time. In the event that the holders of a majority of the outstanding Series B Convertible Preferred Stock approve a conversion of the Series B Convertible Preferred Stock, all of the shares of Series B Convertible Preferred Stock will be converted automatically into shares of common stock of the Company. During the fourth quarter of 2010, a conversion feature of the Preferred Stock agreement was triggered when the Company’s common stock exceeded 175% of the then applicable conversion price for twenty days in which the common stock was traded. As a result of this triggering event, the Company may elect to cause each share of Series B Convertible Preferred Stock to be converted into shares of common stock of the Company at the conversion rate in effect. However, if the Company makes such an election, holders of Series B Convertible Preferred Stock may alternatively elect to retain their shares of Series B Convertible Preferred Stock and forfeit their right to thereafter participate in any dividends paid on our common stock while they continue to hold the preferred shares. The Company has not made this election as of the date of this filing.

To the extent shares of Series B Convertible Preferred Stock are converted, additional shares of our common stock will be issued, and would increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report contains statements, including under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “plan,” “intend,” “believe,” “anticipate,” “may,” “should,” “could,” “continue,” “project” or similar statements or variations of such terms.

Our forward-looking statements are based on a series of expectations, assumptions and projections about our Company, are not guarantees of future results or performance, and involve substantial risks and uncertainty, including assumptions and projections concerning our assets under management, net cash inflows and outflows, operating cash flows, and future credit facilities, for all forward periods. All of our forward-looking statements contained in this Annual Report are as of the date of this Annual Report only.

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

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report, as well as the following risks and uncertainties: (a) the effects of adverse market and economic developments, including those related to global economic, political or social instability, on all aspects of our business; (b) any poor relative investment performance of our investment management strategies and any resulting outflows of assets; (c) any lack of availability of additional financing, as may be needed, on satisfactory terms or at all; (d) any inadequate performance of third-party relationships; (e) the withdrawal of assets from under our management; (f) our ability to attract and retain key personnel in a competitive environment; (g) the ability of independent trustees of our mutual funds and closed-end funds and other clients to terminate their relationships with us; (h) the possibility that our goodwill or intangible assets could become impaired, requiring a charge to earnings; (i) the increased competition we face in our business, including competition related to investment products and fees; (j) potential adverse regulatory and legal developments; (k) the difficulty of detecting misconduct by our employees, sub-advisors and distribution partners; (l) changes in accounting standards or rules, including the impact of proposed rules which may be promulgated related to Rule 12b-1 fees; (m) the ability to satisfy the financial covenants under existing debt agreements; and (n) certain other risks and uncertainties described in this Annual Report or in any of our other filings with the SEC.

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

Our principal offices are located at 100 Pearl St., 9th Floor, Hartford, CT 06103 and our customer support call center is located in Greenfield, Massachusetts. In addition, our affiliated managers lease office space in Illinois, California, and New York. We believe our office facilities are suitable and adequate for our business as it is presently conducted. Given the service nature of our business and the fact that we do not own real property, we do not anticipate that compliance with federal, state and local provisions regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material effect upon our capital expenditures, revenue or competitive position.

Item 3.	Legal Proceedings.

The Company is regularly involved in litigation and arbitration as well as examinations, inquiries, and investigations by various regulatory bodies, including the SEC, involving our compliance with, among other things, securities laws, client investment guidelines, laws governing the activities of broker-dealers and other laws and regulations affecting our products and other activities. Legal and regulatory matters of this nature may involve activities as an employer, issuer of securities, investor, investment advisor, broker-dealer or taxpayer. The Company believes that the outcomes of its legal or regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on its consolidated financial condition. However, it is not feasible to predict the ultimate outcome of all legal claims or matters or provide reasonable ranges of potential losses, and in the event of unexpected subsequent developments and given the inherent unpredictability of these legal and regulatory matters, there can be no assurance that our assessment of any claim, dispute, regulatory examination or investigation or other legal matter will reflect the ultimate outcome and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the NASDAQ Global Market under the trading symbol “VRTS.” As of December 31, 2010, the reported closing sale price per share of common stock was $45.37 and we had 6,251,821 shares of our common stock outstanding that were held by approximately 113,129 holders of record. The table below sets forth the quarterly high and low closing sales prices of our common stock on the NASDAQ Global Market for each quarter in the last two fiscal years.

Quarter Ended	High	Low
December 31, 2010	$50.12	$30.85
September 30, 2010	$30.72	$18.11
June 30, 2010	$24.93	$18.72
March 31, 2010	$21.09	$16.00
December 31, 2009	$16.50	$14.63
September 30, 2009	$16.33	$13.50
June 30, 2009	$16.55	$6.28
March 31, 2009	$9.91	$4.04

We have not declared a cash dividend on our common stock with respect to the periods presented. We currently do not have any plans to pay cash dividends on our common stock. The payment of any dividends on our common stock and the amount thereof will be determined by the board of directors depending upon, among other factors, the Company’s earnings, operations, financial condition, capital requirements, and general business outlook at the time payment is considered. Additionally, our ability to pay common stock dividends is limited under the terms of our Credit Facility and Series B Convertible Preferred Stock as described further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The holders of our Series B Convertible Preferred Stock are entitled to receive quarterly dividends, when and if declared by our board of directors, equal to 8.0% per annum of the stated value of the Series B Convertible Preferred Stock, before any dividends are declared or paid upon any equity securities of the Company that rank junior to the Series B Convertible Preferred Stock with respect to payment of dividends or rights upon liquidation. Subject to certain limitations, these dividends may be paid either in cash or additional shares of our Series B Convertible Preferred Stock, at the discretion of the Company and, in the case of payment of any dividend in the form of additional shares, subject to the approval of additional authorized Series B shares by the Series B holders. In addition, the holders of our Series B Convertible Preferred Stock are currently entitled to share in any dividends paid on shares of our common stock on a pro rata basis with the holders of our common stock. During the year ended December 31, 2010, we paid $3.4 million of preferred stock dividends related to the quarters ended December 31, 2009, March 31, 2010, June 30, 2010 and September 30, 2010. During the year ended December 31, 2009, we paid $2.9 million of preferred stock dividends related to the quarters ended December 31, 2008, March 31, 2009, June 30, 2009 and September 30, 2009. On January 27, 2011, the Board of Directors of the Company declared cash dividends on its Series B Convertible Preferred Stock for the three month period ended December 31, 2010 of $0.7 million which the Company expects to pay in March of 2011. Additional information regarding the Company’s payment of dividends on shares of Series B Convertible Preferred Stock is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Series B Convertible Preferred Stock”.

Issuer Purchases of Equity Securities

In the fourth quarter of 2010, the Company implemented a share repurchase program allowing for the repurchase of up to 350,000 shares of the Company’s common stock. Under the terms of the program the Company may repurchase its common stock from time to time in its discretion through open market repurchases and/or privately negotiated transactions, depending on price and prevailing market and business conditions. The program is intended to return capital to shareholders and to generally offset shares issued under equity-based plans. The program may be suspended or terminated at any time and the authorization for the program expires three years from inception.

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicaly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
October 1 - 31, 2010	—	—	—	350,000
November 1 - 30, 2010	—	—	—	350,000
December 1 - 31, 2010	20,000	$46.17	20,000	330,000

(1)	Average price per share is calculated on a settlement basis and excludes commissions.
(2)	The share repurchases above were completed pursuant to a program announced October 14, 2010. The Company is authorized to purchase a maximum of 350,000 shares. The program expires three years from inception.

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

	Years Ended December 31,
($ in thousands)	2010 (1)	2009 (1)	2008 (1)	2007 (2)	2006 (2)
Results of Operations (5)
Revenues	$144,556	$117,152	$178,274	$226,217	$218,636
Goodwill and intangible asset impairments	—	—	559,264	301	32,471
Expenses	135,285	123,775	760,080	220,869	262,523
Operating income (loss)	9,271	(6,623)	(581,806)	5,348	(43,887)
Net income (loss)	9,642	(6,484)	(529,088)	(14,150)	(47,553)
Earnings (loss) per share—basic (3)	0.87	(1.76)	(91.75)	(2.45)	(8.24)
Earnings (loss) per share—diluted (3)	0.81	(1.76)	(91.75)	(2.45)	(8.24)

	As of December 31,
	2010 (1)	2009 (1)	2008 (2)	2007 (2)	2006 (2)
Balance Sheet Data (5)
Cash and Cash Equivalents	$43,948	$28,620	$51,056	$36,815	$33,862
Intangible assets, net	52,977	54,844	60,985	208,176	237,746
Goodwill	4,795	4,795	4,795	454,369	454,369
Total assets	148,911	134,023	159,009	752,163	781,052
Accrued compensation and benefits	19,245	14,707	22,867	34,115	35,258
Long-term debt (4)	15,000	15,000	20,000	42,019	436,262
Total liabilities	64,720	58,393	77,377	127,236	527,571
Convertible preferred stock	35,921	45,900	45,000	—	—
Total stockholders’ equity	48,270	29,730	36,632	624,927	253,481
Working capital (6)	$44,206	$32,120	$33,175	$(3,211)	$(57,966)
Assets Under Management (5)
($ in millions)
Total assets including Goodwin	$29,473	$25,440	$36,587	$55,545	$58,061
Total assets excluding Goodwin	29,473	25,440	22,636	40,417	43,627

(1)	Derived from audited consolidated financial statements included elsewhere in this Annual Report.
(2)	Derived from audited consolidated financial statements not included in this Annual Report.
(3)	Following the spin-off from PNX, the Company had 5,772,076 common shares outstanding. This amount is being used to calculate the loss per share for the periods prior to the spin-off. The same number of shares has been used to calculate basic earnings per share and diluted earnings per share for all such periods as there were no shares of Virtus common stock publicly traded prior to December 31, 2008, and no Virtus share options nor restricted stock units were outstanding prior to the spin-off.
(4)	All outstanding long-term debt on or prior to the spin-off on December 31, 2008 was due to either PNX or Phoenix Life Insurance Company (“Phoenix Life”), which had been a related party of the Company.
(5)	Historical financial results included in the table above for the year ended December 31, 2008 and prior reflect the inclusion of Goodwin in the Company’s consolidated results.
(6)	Working capital is defined as current assets less current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Organization

Virtus Investment Partners, Inc. (the “Company,” “we,” “us,” “our” or “Virtus”), a Delaware corporation, operates a multi-manager asset management business through its wholly-owned subsidiaries.

Virtus commenced operations on November 1, 1995 through a reverse merger with Duff & Phelps Corporation. From 1995 to 2001, we were a majority-owned indirect subsidiary of PNX. On January 11, 2001, a subsidiary of PNX acquired the outstanding shares of the Company not already owned and the Company became an indirect wholly-owned subsidiary of PNX. On October 31, 2008, after the sale of convertible preferred stock to Harris Bankcorp, we became an indirect, majority-owned subsidiary of PNX. On December 31, 2008, PNX distributed 100% of Virtus common stock to PNX stockholders in a spin-off transaction, excluding the net assets and business of the Company’s subsidiary, Goodwin, which had historically been a wholly owned subsidiary of the Company. Following the spin-off, PNX has no ownership interest in the Company and Harris Bankcorp (“Harris Bankcorp”), a subsidiary of the Bank of Montreal, owns 100% of the Company’s outstanding shares of Series B Convertible Preferred Stock.

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

We provide our products in a number of forms and through multiple distribution channels. Our retail products include open-end mutual funds, closed-end funds, variable insurance funds and separately managed accounts. Our fund family of open-end funds is distributed primarily through intermediaries. Our closed-end funds trade on the New York Stock Exchange. Our variable insurance trust provides investment options in variable annuities and life insurance products distributed by third-party insurance companies. Retail separately managed accounts are comprised of intermediary programs, sponsored and distributed by unaffiliated brokerage firms, and private client accounts, which are offerings to the high net-worth clients of our affiliated managers. We also manage institutional accounts for corporations, multi-employer retirement funds and foundations, endowments and special purpose funds. Our earnings are primarily driven by asset-based investment management fees charged on these various products. These fees are based on a percentage of assets under management and are calculated using daily or weekly average assets or assets at the end of the preceding quarter.

Market Developments

The global financial markets showed improvements in 2010 and the major U.S. equity indexes rose for a second consecutive year, demonstrating that the post-recession recovery which has been long anticipated may be gaining traction. The fourth quarter of 2010 marked the sixth consecutive quarter of positive real GDP growth for the nation. Despite modest improvements late in the fourth quarter, unemployment remained at historically high levels throughout 2010, leading the Federal Reserve to announce a second round of quantitative easing with plans to purchase an additional $600 billion in Treasury securities by mid-2011 in an attempt to keep longer-term interest rates low. The markets ended the year by reacting positively to bipartisan support for extending Bush-era tax cuts for two more years.

Changes in our assets under management are driven in great part by the performance of the equity markets. The Dow Jones Industrial Average ended the year at 11,577, with a 14.1% total return for the year, while the Standard & Poor’s 500 Index closed out 2010 at 1257, with a 15.1% total return for the year. We saw growing interest in equity funds earlier in the year and, by the fourth quarter, 62 percent of our mutual fund sales came from equity products, compared with 43 percent in the fourth quarter of 2009. However uncertainties remain about the long-term nature of the economic recovery. The inconsistent nature of the recovery, and the possibility that further economic gains could be disrupted by local or global events such as adverse changes in interest rates, significant shifts in commodity supplies or prices, political unrest, or even government initiatives, could adversely impact interest in our investment products and services and, consequently, revenue and earnings.

Assets Under Management

Assets under management increased 16% to $29.5 billion at December 31, 2010 from $25.4 billion at December 31, 2009. The increase in assets under management was driven primarily by positive net flows of $1.6 billion, market appreciation of $2.3 billion, and completion of a strategic initiative with the establishment of the Virtus Variable Insurance Trust, representing $1.2 billion in additional assets. Positive net flows of $1.6 billion in 2010 were primarily due to strong sales of long-term open-end mutual funds. During 2010, the Company’s equity assets increased to 49% of total assets under management compared with 45% in 2009. Fixed income assets represented 41% of total assets under management at December 31, 2010, compared with 39% at the end of 2009, and money market assets declined to 10% of total assets under management at the end of 2010 from 16% at December 31, 2009.

Operating Results

In 2010 total revenue increased 23% to $144.6 million from $117.2 million in 2009. Revenues increased in 2010 as compared with 2009 primarily as a result of increased mutual fund revenue and the addition of the Virtus Variable Insurance Trust. Average assets under management, which correspond to the Company’s fee-earning asset levels, were $26.5 billion for the year ended December 31, 2010, an improvement of 14% from $23.2 billion for the year ended December 31, 2009. Operating income improved by $15.9 million from an operating loss of $6.6 million in 2009 to operating income of $9.3 million in 2010 primarily due to increased revenues driven by higher levels of average fee earning assets under management and a continued expense discipline that allowed the Company to improve profitability in spite of the increased variable expenses that come with the growing levels of sales achieved by the Company in 2010.

Assets Under Management by Product

The following table presents our assets under management by product for the periods indicated:

	As of December 31,
	2010	2009	2008
($ in millions)
Retail Assets
Mutual fund assets
Money market open-end funds	$2,915.5	$3,930.6	$4,654.1
Long-term open-end funds	11,801.3	8,902.2	6,753.0
Closed-end funds	4,321.1	4,256.9	3,991.2

Total mutual fund assets	19,037.9	17,089.7	15,398.3

Variable Insurance Funds (1)	1,538.5	—	—

Separately managed accounts
Intermediary sponsored programs	1,893.5	1,661.3	1,418.2
Private client accounts	1,939.5	1,890.5	1,656.1

Total managed account assets	3,833.0	3,551.8	3,074.3

Total retail assets	24,409.4	20,641.5	18,472.6

Institutional assets
Institutional accounts	4,087.7	3,929.8	3,415.2
Structured finance products	976.2	868.4	748.6

Total institutional assets	5,063.9	4,798.2	4,163.8

Total Assets Under Management (2)	$29,473.3	$25,439.7	$22,636.4

Average Assets Under Management	$26,456.6	$23,235.0	$32,140.8

(1)	Following a transaction with a third-party VIT, Virtus became the advisor and distributor to $1.5 billion of variable insurance funds. Virtus previously acted as the subadvisor to institutional mandates with a third-party VIT representing $0.3 billion which was included in Institutional assets as of December 31, 2009 and 2008. As of December 31, 2010, $0.7 billion of variable insurance funds is subadvised by external managers.
(2)	Excludes Goodwin assets as follows:

December 31, 2008
Institutional assets	$1,409.2
Structured finance products	167.7
PNX general account assets	12,373.9

$13,950.8

Asset Flows by Product

The following table summarizes our asset flows by product for the periods indicated (excluding Goodwin):

($ in millions)	Years Ended December 31,
	2010	2009	2008
Retail Products
Mutual Funds - Long-term
Beginning balance	$13,159.1	$10,744.3	$16,127.4
Inflows	4,530.0	2,776.1	2,525.1
Outflows	(2,868.6)	(2,250.6)	(3,486.5)

Net flows	1,661.4	525.5	(961.4)
Market appreciation (depreciation)	1,411.8	2,002.7	(4,367.1)
Acquisitions (dispositions) / Other	(109.9)	(113.4)	(54.6)

Ending balance	$16,122.4	$13,159.1	$10,744.3

Mutual Funds - Money Market
Beginning balance	$3,930.6	$4,654.0	$6,203.6
Acquisitions (dispositions) / Other (2)	(1,015.1)	(723.4)	(1,549.6)

Ending balance	$2,915.5	$3,930.6	$4,654.0

Variable Insurance Funds (1)
Beginning balance	$—	$—	$—
Acquisitions (dispositions) / Other	1,538.5	—	—

Ending balance	$1,538.5	$—	$—

Separately Managed Accounts
Beginning balance	$3,551.8	$3,074.3	$5,447.7
Inflows	539.0	761.3	1,000.0
Outflows	(672.5)	(865.2)	(1,879.4)

Net flows	(133.5)	(103.9)	(879.4)
Market appreciation (depreciation)	437.5	573.3	(1,166.7)
Acquisitions (dispositions) / Other	(22.8)	8.1	(327.3)

Ending balance	$3,833.0	$3,551.8	$3,074.3

Institutional Products
Institutional Accounts
Beginning balance	$3,929.8	$3,415.2	$9,313.7
Inflows	745.4	322.8	479.6
Outflows	(690.1)	(630.0)	(5,697.1)

Net flows	55.3	(307.2)	(5,217.5)
Market appreciation (depreciation)	483.4	409.1	(504.0)
Acquisitions (dispositions) / Other (1) (2)	(380.8)	412.7	(177.0)

Ending balance	$4,087.7	$3,929.8	$3,415.2

Structured Products
Beginning balance	$868.4	$748.6	$3,324.3
Acquisitions (dispositions) / Other (3)	107.8	119.8	(2,575.7)

Ending balance	$976.2	$868.4	$748.6

Total
Beginning balance	$25,439.7	$22,636.4	$40,416.7
Inflows	5,814.4	3,860.2	4,004.7
Outflows	(4,231.2)	(3,745.8)	(11,063.0)

Net flows	1,583.2	114.4	(7,058.3)
Market appreciation (depreciation)	2,332.7	2,985.1	(6,037.8)
Acquisitions (dispositions) / Other	117.7	(296.2)	(4,684.2)

Ending balance	$29,473.3	$25,439.7	$22,636.4

(1)	Following transaction with a third-party VIT, Virtus became the advisor and distributor to $1.5 billion of variable insurance funds. Virtus previously acted as the subadvisor to institutional mandates with the third-party VIT representing $0.3 billion of variable insurance funds which was included in Institutional Products as of December 31, 2009 and 2008. The reclassification from Institutional Products is reflected in Acquisitions (dispositions)/Other in Institutional Products.
(2)	The years ended December 31, 2009 and 2008 include $0.8 billion and $1.5 billion, respectively, previously reported as “Change in cash management products” which is currently reported as a component of “Acquisitions (dispositions)/Other”.
(3)	The year ended December 31, 2008 includes redemptions of $1.2 billion previously reported as a separate component and the years ended December 31, 2009 and 2008 include market appreciation (depreciation) of $0.1 million and $(1.4) million, respectively, previously reported as a separate component.

Assets Under Management by Asset Class

The following table summarizes our assets under management by asset class (excluding Goodwin):

	As of December 31,
($ in millions)	2010	2009	2008
Asset Class
Equity assets	$14,403.4	$11,546.7	$9,825.0
Fixed income assets	12,154.4	9,962.4	8,157.4
Money market assets	2,915.5	3,930.6	4,654.0

Total	$29,473.3	$25,439.7	$22,636.4

Year ended December 31, 2010 compared to year ended December 31, 2009. At December 31, 2010, we managed $29.5 billion in total assets representing an increase of $4.1 billion or 16% from the $25.4 billion managed at December 31, 2009. The increase in assets under management for the year ended December 31, 2010 was due primarily to market appreciation of $2.3 billion, overall positive net flows of $1.6 billion and completion of a strategic initiative with the establishment of the Virtus Variable Insurance Trust, representing $1.2 billion in additional assets. The positive net flows were primarily the result of strong sales of long-term open-end mutual fund products. Market appreciation for assets under management for the year ended December 31, 2010 was consistent with the improving performance of the securities markets during the same period. Money market assets declined for the year ended December 31, 2010 as investors continued to shift assets out of these products due to historically low interest rates.

Year ended December 31, 2009 compared to year ended December 31, 2008. At December 31, 2009, we managed $25.4 billion in total assets representing an increase of $2.8 billion or 12% from the $22.6 billion managed at December 31, 2008. The increase in assets under management for the year ended December 31, 2009 was due primarily to market appreciation of $3.0 billion. The market appreciation experienced for all products for the year ended December 31, 2009 was due to positive performance of the securities markets, particularly in the second and third quarters of 2009. Also contributing to the increase in assets under management was positive net flows of $0.1 billion. Net flows of $0.1 billion for the year ended December 31, 2009, compared to net outflows of $7.1 billion for the year ended December 31, 2008, improved due to a combination of improving market conditions and investor sentiment and strong performance and sales for several of our open-end mutual fund products.

Average Fee Earning Assets Under Management and Average Basis Points

The following table summarizes average fee earning assets under management and average management fee basis points (excluding Goodwin):

	As of December 31,
	Average Fees Earned in 2010			Average Fee Earning Assets
	(expressed in BPs)			($ in millions)
	2010	2009	2008	2010	2009	2008
Products
Mutual Funds - Long-term (1)	44	44	48	$14,382.3	$11,458.8	$14,267.6
Mutual Funds - Money Market (1)	5	5	5	2,990.1	4,234.6	5,551.9
Variable Insurance Funds (1) (2)	45	—	—	237.7	—	—
Separately Managed Accounts	48	48	48	3,568.0	3,069.3	4,544.0
Institutional Products	30	28	26	5,278.5	4,472.3	7,777.3

All Products	37	34	35	$26,456.6	$23,235.0	$32,140.8

(1)	Average fees earned are net of non-affiliated sub-advisory fees.
(2)	Average fees earned are net of non-affiliated sub-advisory fees and fund reimbursements.

The average fee earning assets under management and average fees earned expressed in basis points presented in the table above are intended to provide information in the analysis of our asset based revenue. Money market, long-term mutual fund fees and variable insurance fund fees are calculated based on average daily net assets. Average fees earned by variable insurance funds will vary based on several factors, including the asset mix and fund reimbursements. The average fee rate earned in 2010 by our variable insurance funds reflects the fourth quarter timing of the VIT transaction. In subsequent periods when our variable insurance funds will be included in average fees earned for a full period, we would expect lower average fees as compared with 2010. Separately managed accounts are generally calculated based on end of the preceding quarter’s asset values. Institutional fees are calculated based on an average of month-end balances. Structured finance product fees, which are included in institutional products, are calculated based on a combination of the underlying cash flows and the principal value of the product.

Our product mix shifted towards higher fee earning assets for the year ended December 31, 2010 compared to the corresponding period in the prior year as assets under management from equity products, which have higher fees, increased in proportion to our overall portfolio. In addition, average fees earned were approximately two basis points higher than normal during the year ended December 31, 2010 due to recognition of $1.3 million of revenue on structured finance products for subordinated management fees earned in prior periods that were not recognized as revenue until payment of such fees resumed in the first quarter of 2010 upon meeting collateral quality tests.

Results of Operations

Summary Financial Data

	Years Ended December 31,			Increase/(Decrease)
($ in thousands)	2010	2009	2008 (1)	2010 vs. 2009	2009 vs. 2008 (1)
Results of Operations
Investment management fees	$97,996	$79,651	$127,637	$18,345	$(47,986)
Other revenue	46,560	37,501	50,637	9,059	(13,136)

Total revenues	144,556	117,152	178,274	27,404	(61,122)

Operating expenses	130,363	116,704	175,684	13,659	(58,980)
Goodwill and intangible asset impairment	—	—	559,264	—	(559,264)
Intangible asset amortization	4,922	7,071	25,132	(2,149)	(18,061)

Total expenses	135,285	123,775	760,080	11,510	(636,305)

Operating income (loss)	9,271	(6,623)	(581,806)	15,894	575,183
Other income (expense)	1,208	1,420	(7,073)	(212)	8,493
Interest expense, net	(324)	(1,160)	(1,717)	836	557

Income (loss) before income taxes	10,155	(6,363)	(590,596)	16,518	584,233
Income tax expense (benefit)	513	121	(61,508)	392	61,629

Net income (loss)	9,642	(6,484)	(529,088)	16,126	522,604
Preferred stockholder dividends	(3,289)	(3,760)	(470)	471	(3,290)
Allocation of earnings to preferred stockholders	(1,144)	—	—	(1,144)	—

Net income (loss) attributable to common stockholders	$5,209	$(10,244)	$(529,558)	$15,453	$519,314

(1)	Historical financial results included in the table above for the year ended December 31, 2008 reflect the inclusion of Goodwin in the Company’s consolidated results.

Revenues

Revenues by source for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Years Ended December 31,			Increase/(Decrease)
($ in thousands)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Investment management fees
Mutual funds	$64,221	$52,143	$71,050	$12,078	$(18,907)
Separately managed accounts	17,057	14,800	21,068	2,257	(6,268)
Institutional accounts	10,299	10,224	18,415	75	(8,191)
Structured finance products	4,581	2,484	4,956	2,097	(2,472)
Variable products	1,838	—	—	1,838	—

Third party management fees	97,996	79,651	115,489	18,345	(35,838)
PNX general account	—	—	12,148	—	(12,148)

Total investment management fees	97,996	79,651	127,637	18,345	(47,986)
Distribution and service fees	29,572	23,227	30,210	6,345	(6,983)
Administration and transfer agent fees	15,324	12,664	18,285	2,660	(5,621)
Other income and fees	1,664	1,610	2,142	54	(532)

Total revenues	$144,556	$117,152	$178,274	$27,404	$(61,122)

Investment Management Fees

Year ended December 31, 2010 compared to year ended December 31, 2009. Investment management fees increased $18.3 million or 23% for the year ended December 31, 2010 due to a 13.9% increase in average fee earning assets under management. The increase in average fee earning assets under management for the year ended December 31, 2010 was due primarily to market appreciation of $2.3 billion and overall positive net flows of $1.6 billion, primarily resulting from strong sales of long-term open-end mutual fund products. Revenues increased at a higher rate than assets under management due to a lower proportion of money market assets which have lower investment management fee rates than our other products, and a higher proportion of equity and fixed income assets. Money market assets represented 9.9% of total assets under management at December 31, 2010 compared to 15.4% at December 31, 2009. Offsetting these increases were higher fund expense reimbursements resulting from a new fund administration agreement executed in April 2010. Also contributing to the increase were subordinated management fees recognized on structured finance products that could not be recognized in the year ended December 31, 2009 as the collateral being managed did not meet payment requirements at that time.

Year ended December 31, 2009 compared to year ended December 31, 2008. Investment management fees decreased $35.8 million or 31% for the year ended December 31, 2009 due primarily to the absence of investment management fees from Goodwin, which was no longer part of the Company after the spin-off, which generated revenues of $22.6 million for the year ended December 31, 2008, including $12.0 million related to the PNX general account. Also contributing to the decline in investment management fees was an $8.8 billion or 27.7% decrease in average fee earning assets under management, exclusive of Goodwin, as compared to the year ended December 31, 2008. Average fee earning assets under management decreased compared to the prior period primarily as a result of declines in the securities markets in the second half of 2008 and first quarter of 2009, causing a decrease in the market value of assets under management and higher redemption rates, resulting in lower average assets under management and investment management fees.

Distribution and Service Fees

Year ended December 31, 2010 compared to year ended December 31, 2009. Distribution and service fees, which are asset-based fees earned from open-end mutual funds for distribution services we perform on their behalf, increased by $6.3 million or 27.3% for the year ended December 31, 2010 as compared to the prior year due to higher assets under management. The increase in fees also resulted in a corresponding increase in trail commissions, which are a component of distribution expenses. Trail commissions represent asset-based payments to our distribution partners based on a percentage of our assets under management.

Year ended December 31, 2009 compared to year ended December 31, 2008. Distribution and service fees declined by $7.0 million or 23.1% for the year ended December 31, 2009 compared to the prior year due to lower assets under management. The decrease in fees was substantially offset by a corresponding decrease in trail commissions, which are a component of distribution expenses.

Administration and Transfer Agent Fees

Year ended December 31, 2010 compared to year ended December 31, 2009. Administration and transfer agent fees increased $2.7 million or 21.0% for the year ended December 31, 2010 as compared to the prior year. Administration and transfer agent fees represent fees earned from our open-end mutual funds, variable insurance funds and certain of the closed-end funds for fund administration and transfer agent services. Fund administration fees for certain open-end mutual funds increased $0.7 million for the year ended December 31, 2010 as compared to the prior year due to changes in fund administration contracts discussed further below. Transfer agent fees, which are reported net of sub-transfer agent expenses, increased $2.0 million for the year ended December 31, 2010 as compared to the prior year due to higher average mutual fund assets under management.

The Company uses outside service providers to perform certain functions related to fund administration and transfer agent services. Effective January 1, 2010, a new fund administration agreement was executed with our open-end mutual funds. Under the prior agreement, the fees, which covered all fund administration services, were paid directly to the Company by the funds and were recorded as revenue. A portion of the fees received by the Company were remitted to third party service providers for services performed on behalf of the funds, and were recorded as a distribution and administration expense. As a result of the new agreement, the funds now directly contract for the third-party services and fees paid by the funds directly to the service providers are not reflected as either revenue or expenses of the Company, resulting in a decrease in revenues and a corresponding decrease in expenses in 2010 as compared to prior year periods. For the year ended December 31, 2009, $6.2 million of payments to third-party service providers were recorded as revenue and expense of the Company. In April 2010, an amendment to the fund administration agreement was executed with the open-end mutual funds that changed and increased the fee rates received by the Company. In connection with the amendment, the Company implemented additional expense caps that require the Company to reimburse funds for certain expenses that exceed defined thresholds, resulting in higher expense fee waivers for the year ended December 31, 2010 which are recorded as a reduction to investment management fees.

Year ended December 31, 2009 compared to year ended December 31, 2008. Administration and transfer agent fees decreased $5.6 million or 30.7% primarily due to decreases in fund administration and transfer agent fees. Fund administration fees decreased $2.7 million or 21.6% due to a decline in average fee earning assets under management upon which these fees are based. Transfer agent fees decreased $2.3 million or 52% due to a decline in the number of accounts and a change in the contract with the service provider which also reduced our cost to provide these services. For the year ended December 31, 2008, $7.6 million of payments to third-party service providers were recorded as revenue and expense of the Company.

Other Income and Fees

Year ended December 31, 2010 compared to year ended December 31, 2009. Other income and fees increased $0.1 million primarily due to an increase in fees earned for the distribution of unaffiliated products.

Year ended December 31, 2009 compared to year ended December 31, 2008. Other income and fees decreased $0.5 million primarily due to a decline in fees earned for the distribution of unaffiliated products.

Operating Expenses

Operating expenses by category were as follows:

	Years Ended December 31,			Increase/(Decrease)
($ in thousands)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Operating expenses
Employment expenses	$65,234	$57,113	$83,091	$8,121	$(25,978)
Distribution and administrative expenses	33,205	29,939	41,345	3,266	(11,406)
Other operating expenses	30,289	28,550	46,455	1,739	(17,905)
Restructuring and severance	1,635	1,102	4,793	533	(3,691)
Goodwill and intangible asset impairments	—	—	559,264	—	(559,264)
Intangible asset amortization	4,922	7,071	25,132	(2,149)	(18,061)

Total operating expenses	$135,285	$123,775	$760,080	$11,510	$(636,305)

Employment Expenses

Year ended December 31, 2010 compared to year ended December 31, 2009. Employment expenses of $65.2 million increased $8.1 million or 14.2% as compared to the year ended December 31, 2009 primarily due to increases in variable compensation, both sales and performance based. The increases in variable compensation are the result of higher sales and improved profitability and operating metrics in 2010 as compared to 2009.

Year ended December 31, 2009 compared to year ended December 31, 2008. Employment expenses decreased $26.0 million or 31.3% for the year ended December 31, 2009 compared to the prior year. The exclusion of Goodwin after the spin-off accounted for $10.3 million of the decrease. The remaining decrease is due primarily to reductions in variable compensation, such as commissions and incentive compensation, of $11.4 million. Also contributing to the decrease were reductions in salaries, benefits, and payroll taxes mainly as a result of lower staffing levels for the year ended December 31, 2009, reflecting the full year impact of significant reductions in staff that occurred in 2008.

Distribution and Administrative Expenses

Year ended December 31, 2010 compared to year ended December 31, 2009. Distribution and administrative expenses increased $3.3 million or 10.9% in the year ended December 31, 2010 as compared to the prior year. The increases were primarily attributable to asset-based trail commissions paid to our distribution partners which increased $2.8 million consistent with increases in our assets under management. Trail commissions are fees we pay to broker-dealers for providing sales, marketing and distribution services to investors of our mutual funds. Also contributing to the increase were higher sales-based fees paid to third party distribution partners which increased $2.8 million in the year ended December 31, 2010 due to higher sales. These increases were partially offset by decreased third party service provider fees in 2010 compared to 2009 as these fees are no longer paid by the Company. As discussed further under the “Administration and Transfer Agent Fee” caption above, effective January 1, 2010, certain administration fees due to a third party service provider are no longer reflected as revenue or expenses of the Company in 2010, resulting in a decrease in distribution and administration expenses compared to prior year periods.

Year ended December 31, 2009 compared to year ended December 31, 2008. Distribution and administrative expenses decreased by $11.4 million or 27.6% for the year ended December 31, 2009 as compared to the prior year primarily due to $7.0 million in decreased asset-based expenses paid to our distribution partners including trail commissions and other distribution costs. Fees paid to our fund administrator, which are also asset-based, decreased by $1.5 million for the year ended December 31, 2009 as compared to the prior year, consistent with lower average assets under management.

Other Operating Expenses

Year ended December 31, 2010 compared to year ended December 31, 2009. Other operating expenses increased $1.7 million or 6.1% to $30.3 million for the year ended December 31, 2010 as compared to $28.6 million in the prior year. The modest increase, despite larger increases in assets under management and sales in 2010 as compared to 2009, is a result of management’s continued efforts to control fixed operating costs.

Year ended December 31, 2009 compared to year ended December 31, 2008. Other operating expenses decreased $17.9 million for the year ended December 31, 2009 compared to the prior year. Other operating expenses attributable to Goodwin, which is no longer a part of the Company effective as of the spin-off, were $5.4 million for the year ended December 31, 2008. These expenses were not incurred for the year ended December 31, 2009. For the year ended December 31, 2008, certain services totaling $8.4 million were provided to us by our former parent. We have eliminated or replaced these services, at a lower cost, by hiring additional staff to perform the same services or contracting with external providers. The savings have been partially offset by new expenses related to our being a standalone publicly-traded company.

Restructuring and Severance

We incurred $1.6 million and $1.1 million of severance costs in 2010 and 2009, respectively, resulting from staff reductions and changes in the Company and at our affiliates.

In 2008, we incurred severance costs of $3.9 million resulting from staff reductions related to the outsourcing of certain of our transfer agent functions and other reductions as we continued to streamline our operations. We also vacated office space at two of our affiliates resulting in charges of $0.9 million.

Goodwill and Intangible Asset Impairment

There were no goodwill or intangible asset impairments for the years ended December 31, 2010 and 2009 as the estimated fair value of goodwill and intangible assets was substantially in excess of its carrying value.

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

Intangible Asset Amortization

Year ended December 31, 2010 compared to year ended December 31, 2009. Amortization expense of $4.9 million for the year ended December 31, 2010 decreased from the prior year by $2.1 million or 30.4 % due to a number of intangible assets related to institutional contracts becoming fully amortized in the last twelve months.

Year ended December 31, 2009 compared to year ended December 31, 2008 Amortization expense decreased $18.0 million for the year ended December 31, 2009 as compared to the prior year as a result of the lower remaining carrying value of our intangible assets after the impairment charges incurred in 2008.

Other Income and Expenses

Other Income (Expense), net

Year ended December 31, 2010 compared to year ended December 31, 2009. Other income (expense) decreased $0.2 to income of $1.2 million for the year ended December 31, 2010 due to decreases in the market value of trading securities.

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

Interest Expense, net

Year ended December 31, 2010 compared to year ended December 31, 2009. Interest expense is attributable primarily to our long-term debt and is reported net of interest and dividend income earned on cash equivalents and investments. Interest expense decreased $0.8 million for the year ended December 31, 2010 compared to the prior year. The decrease in interest expense is due to a lower average outstanding debt balance and a lower interest rate in 2010 compared to 2009 as a result of our debt refinancing during the third quarter of each of these years. The effective interest rate of the Company’s outstanding long-term debt, inclusive of the amortization of deferred financing costs, was 4.43% as of December 31, 2010 as compared to 6.90% as of December 31, 2009.

Year ended December 31, 2009 compared to year ended December 31, 2008. Interest expense decreased $0.5 million for the year ended December 31, 2009 compared to the prior year. The decrease in interest expense is due primarily to a lower average outstanding debt balance in 2009. The effective interest rate of the Company’s outstanding long-term debt, inclusive of the amortization of deferred financing costs, was 6.90% as of December 31, 2009.

Income Tax Expense (Benefit)

Year ended December 31, 2010 compared to year ended December 31, 2009. Our income tax expense was $0.5 million for the year ended December 31, 2010, compared to a $0.1 million for the year ended December 31, 2009. The increase in income tax expense is primarily attributable to increased taxable income in certain state jurisdictions.

Year ended December 31, 2009 compared to year ended December 31, 2008. Our income tax expense was $0.1 million for the year ended December 31, 2009, compared to a benefit of $61.5 million for the year ended December 31, 2008. Although in 2009 the Company generated a pre-tax loss for the year ended December 31, 2009, tax expenses were recorded in certain state jurisdictions. In 2008, the benefit of the tax loss generated was partially offset by an $80.5 million increase in our valuation allowance. Upon completion of the spin-off on December 31, 2008, in assessing the need for a valuation allowance against our deferred tax assets, the Company believed, based on the weight of available evidence, that it is more likely than not that the deferred tax asset will not be realized because certain potential tax planning strategies available to our former parent company will no longer be available to the Company.

Preferred Stockholder Dividends

On March 4, 2010, the Board of Directors of the Company declared cash dividends on its Series B Convertible Preferred Stock for the three month period ended December 31, 2009 of $0.9 million, which the Company paid on March 15, 2010. On May 20, 2010, the Board of Directors of the Company declared cash dividends on its Series B Convertible Preferred Stock for the three month period ended March 31, 2010 of $0.9 million, which the Company paid on July 2, 2010. On July 15, 2010, the Board of Directors of the Company declared cash dividends on its Series B Convertible Preferred Stock for the three month period ended June 30, 2010 of $0.9 million, of which the Company paid $0.2 million on August 6, 2010 related to the 9,783 convertible preferred shares that were converted into common shares on the same date and $0.7 million on September 15, 2010 related to the remaining 35,217 outstanding shares of Series B Convertible Preferred Stock. Preferred stock dividends for the period July 1, 2010 through the conversion date on the 9,783 preferred shares converted into common shares were settled through the issuance of 3,621 shares of the Company’s common stock in lieu of cash payment of the dividend. On December 2, 2010, the Board of Directors of the Company declared cash dividends on its Series B Convertible Preferred Stock for the three month period ended September 30, 2010 of $0.7 million, which the Company paid on December 15, 2010. On January 27, 2011, the Board of Directors of the Company declared cash dividends on its Series B Convertible Preferred Stock for the three month period ended December 31, 2010, which the Company expects to pay in March 2011. At December 31, 2010, $0.7 of dividends was accrued for the Series B Convertible Preferred Stock for the three months ended December 31, 2010.

Effects of Inflation

For the years ended December 31, 2010, 2009 and 2008, inflation did not have a material effect on our consolidated revenues or results of operations.

Liquidity and Capital Resources

Certain Financial Data

The following table summarizes certain key financial data relating to our liquidity and capital resources:

	As of December 31,
($ in thousands)	2010	2009	2008
Balance Sheet Data
Cash and cash equivalents	$43,948	$28,620	$51,056
Marketable securities	10,273	9,444	6,414
Current portion of long-term debt	—	—	4,000
Long-term notes payable and other debt	15,000	15,000	16,000
Convertible preferred stock (1)	35,921	45,900	45,000
Working capital (2)	$44,206	$32,120	$33,175

	Years Ended December 31,
	2010	2009	2008
Cash Flow Data
Provided by (used in)
Operating activities	$21,737	$(11,650)	$6,351
Investing activities	(1,860)	(1,995)	(5,998)
Financing activities	(4,549)	(8,791)	13,888

(1)	On August 6, 2010, the Company converted 9,783 shares of the Series B Convertible Preferred Stock from Harris Bankcorp and dividends that had been accrued but not yet declared into 378,446 shares of common stock.
(2)	Working capital is defined as current assets less current liabilities.

Capital Requirements

Our short-term capital requirements, which we consider to be those capital requirements due within one year, include payment of interest on our Credit Facility, payment of annual incentive compensation and payment of preferred stock dividends. Upon the conversion of 9,783 shares of Series B Convertible Preferred Stock in August 2010, the Company reduced its annual dividend payment requirement on its 8% convertible preferred stock by $0.8 million to $2.8 million. During the year ended December 31, 2010, the Company paid $3.4 million of preferred stock dividends. Incentive compensation, which is generally the Company’s largest annual operating cash payment, is paid in the first quarter of the year. The Company expects to pay approximately $15.0 million in incentive compensation in the first quarter of 2011 related to incentives that were earned during the year ended December 31, 2010. The Company paid approximately $10.8 million in incentive compensation in the first quarter of 2010 related to incentives that were earned during the year ended December 31, 2009.

Long-term capital requirements could include seed money for new products, principal payments on our outstanding Credit Facility, which matures in September 2013, and purchases of shares of our common stock, infrastructure improvements and other strategic and operating initiatives.

In the fourth quarter of 2010, the Company implemented a share repurchase program allowing for the repurchase of up to 350,000 shares of the Company’s common stock. Under the terms of the program the Company may repurchase its common stock from time to time in its discretion through open market repurchases and/or privately negotiated transactions, depending on price and prevailing market and business conditions. The program is intended to return capital to shareholders and to generally offset shares issued under equity-based plans. The program may be suspended or terminated at any time and the authorization for the program expires three years from inception. As of December 31, 2010, the Company has repurchased a total of 20,000 common shares for $0.9 million and has 330,000 shares remaining authorized for repurchase.

During the first quarter of 2011, the Company has repurchased a total of 46,932 common shares for $2.6 million and has 283,068 shares remaining for repurchase as of February 25, 2011.

We anticipate that our available cash, marketable securities and cash expected to be generated from operations will be sufficient to fund our expected cash operating requirements and other capital requirements in the short-term, which we consider to be the next twelve months. Our ability to meet our future cash needs will depend upon our future operating performance and the level and mix of assets under management, as well as general economic conditions. Current or unexpected events that could require additional liquidity may occur affecting our results of operations, access to financing and generation of cash. If such events were to occur, we would likely seek to manage our available resources by taking actions such as reductions in related variable expenses, primarily incentive compensation and distribution costs. However there can be no assurance that these actions alone would be sufficient to compensate for a significant reduction in income from operations.

The financial markets have experienced a period of significant volatility over the past three years, which impacted asset outflows and the value of our assets under management. The capital and financial markets could experience further fluctuation and volatility, which could impact relative investment returns and asset flows among investment products as well as investor choices and preferences among investment products, including equity, fixed income and alternative products. Should assets under management decline for any reason, revenues, operating income, net income and cash flow would be negatively impacted. If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced.

Capital and Reserve Requirements

We have a subsidiary that is a broker-dealer registered with the SEC and is therefore subject to certain rules regarding minimum net capital, as defined by those rules. The subsidiary is required to maintain a ratio of “aggregate indebtedness” to “net capital,” as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us including additional reporting requirements, tighter ratios and business interruption. At December 31, 2010 and 2009, the ratio of aggregate indebtedness to net capital of the broker-dealer was below the maximum allowed and our net capital was significantly in excess of that required.

Balance Sheet

Cash and cash equivalents consist of cash in banks and highly liquid affiliated and unaffiliated money market mutual fund investments. Cash and cash equivalents typically increase in the second, third and fourth quarters of the year as we record, but do not pay, variable incentive compensation. Historically, annual incentives are paid in the first quarter of the year. Marketable securities consist primarily of highly liquid investments in our affiliated mutual funds. We provide capital for funds and strategies in their early stages of development. At December 31, 2010 and 2009, our long-term debt balance was $15.0 million. Our long-term debt decreased by $5.0 million during the year ended December 31, 2009 as we made our scheduled quarterly note payable repayments of $2.0 million and prepaid $3.0 million in conjunction with the retirement of our previously outstanding note payable on September 1, 2009.

Operating Cash Flow

Net cash provided by operating activities of $21.7 million for the year ended December 31, 2010 improved by $33.4 million from net cash used in operating activities of $11.7 million in the prior year due primarily to the increase in our assets under management and revenues. Also contributing to the improvement was lower annual incentive payments in the first quarter of 2010 related to the year ended December 31, 2009 as compared to the prior year.

Net cash used in operating activities of $11.7 million for the year ended December 31, 2009 increased by $18.0 million from $6.4 million of net cash provided by operating activities for the year ended December 31, 2008. Although our operating expenses have also declined with revenue, certain of our overhead and other costs are not variable in the short-term and take a longer period of time to reduce relative to the decrease in revenues, resulting in less cash flow being generated.

Investing Cash Flow

Net cash used in investing activities consists primarily of capital expenditures related to our business operations, the purchase of investment management contracts and purchases of available-for-sale securities. The $1.4 million, $1.0 million and $1.1 million of cash used to purchase investment management contracts for the years ended December 31, 2010, 2009 and 2008, respectively, was due to (a) transaction costs of $0.6 million paid by the Company in 2010 in connection with the agreement where the Company acquired the rights to advise, distribute and administer a Variable Insurance Trust (VIT) from Phoenix Variable Advisors, Inc. (“PVA”) and (b) the 2006 agreement where the Company acquired the rights to advise, distribute and administer the Insight Funds from Harris Bankcorp. During the three years following the completion of the VIT adoption, the Company is required to make quarterly payments to PVA based upon fixed percentages of the average assets under management. As of December 31, 2010, the estimated fair value of the consideration to be paid related to the acquired VIT contracts is $2.1 million. For the first four years after becoming the advisor of the Insight Funds, the Company was required to pay to Harris Bankcorp 50% of the net profit earned by the Company on the money market mutual funds acquired from Harris Bankcorp. The final annual payment of $0.8 million was paid by the Company in August 2010. The $0.3 million, $0.8 million and $4.8 million of capital expenditures for the years ended December 31, 2010, 2009 and 2008, respectively, were primarily for the purchase of equipment and other capital items in connection with relocating our corporate office and relocation of one of our affiliates in late 2008 as a result of the spin-off from our former parent company.

Financing Cash Flow

Cash flows from financing activities consist primarily of dividend payments on our Series B Convertible Preferred Stock, repurchases of our common stock, deferred financing costs paid in connection with the Credit Facility, and principal payments on our long-term debt, offset by the proceeds from the exercise of stock options. For the year ended December 31, 2010, net cash used in financing activities consists of dividend payments on our Series B Convertible Preferred Stock, repurchases of our common stock and deferred financing costs paid in conjunction with refinancing our Credit Facility, offset by the proceeds from stock option exercises. For the year ended December 31, 2009, net cash used in financing activities consists of principal payments on our long-term debt, proceeds from our Credit Facility, deferred financing costs paid in conjunction with entering into the Credit Facility and payment of dividends on our Series B Convertible Preferred Stock. For the year ended December 31, 2008, net cash flows used in or provided by financing activities consists primarily of borrowings or repayments of debt and capital contributions from PNX prior to the spin-off. Cash flows from financing activities were $13.9 million in 2008 primarily as a result of the proceeds from the issuance of the Series B convertible preferred stock. In the fourth quarter of 2008, the Company, PNX and Phoenix Investment Management (“PIM”) entered into an agreement with Harris Bankcorp, pursuant to which Harris Bankcorp acquired $45.0 million of Convertible Preferred Stock of the Company representing a 23% equity position in the Company on a fully-diluted basis. The Company received $35.0 million of proceeds from this transaction. The Company made a $10.0 million repayment on the previous note payable to PNX facility.

Long-Term Debt

The Company has a Credit Facility, as amended through August 2, 2010, that provides a senior secured revolving credit facility for the Company that matures in September 2013. The amended Credit Facility provides borrowing capacity of up to $30.0 million, with a $2.0 million sub-limit for the issuance of standby letters of credit. Borrowings under the Credit Facility may not at any time exceed a minimum asset coverage ratio of 1.25 which in general represents the sum of the Company’s cash, marketable securities and investment management fee receivables, excluding certain specified assets, to total outstanding indebtedness (including outstanding letters of credit). The Credit Facility is secured by substantially all of the assets of the Company. Throughout the year, $15.0 million was outstanding under the Credit Facility. As of December 31, 2010 the Company had the capacity to draw on the entire amount of the Credit Facility.

Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at the Company’s option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate (as defined in the Credit Facility agreement), plus an applicable margin, effective August 2, 2010, that ranges from 1.25% to 3.00%. At December 31, 2010, the interest rate in effect for the Credit Facility was 2.75%, exclusive of the amortization of deferred financing costs. Under the terms of the Credit Facility the Company is also required to pay certain fees, including an annual commitment fee of 0.50% on undrawn amounts and a letter of credit participation fee at an annual rate equal to the applicable margin as well as any applicable fronting fees, each of which is payable quarterly in arrears.

The Credit Facility contains customary restrictive covenants, including covenants that restrict (subject in certain instances to minimum thresholds or exceptions) the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create liens, merge or make acquisitions, dispose of assets, enter into leases, sale/leasebacks or acquisitions of capital stock, and make distributions, dividends, loans, guarantees, investments or capital expenditures, among other things. In addition, the Credit Facility contains certain financial covenants, the most restrictive of which include, effective August 2, 2010: (i) minimum required consolidated net worth as of any fiscal quarter end (total stockholders’ equity plus the liquidation preference of outstanding convertible preferred shares) to be at least $65.0 million, plus adjustments for net income, redemptions of convertible securities and equity issuances, if any, after September 1, 2009, (ii) minimum consolidated assets under management (excluding money market funds) of $15.0 billion as of each quarter end through March 31, 2012 and $18.0 billion as of any quarter end thereafter, (iii) minimum liquid assets having a fair value not less than $7.5 million, (iv) a minimum interest coverage ratio (generally, adjusted EBITDA to interest expense as defined in and for the period specified in the Credit Facility agreement) of at least 3.00:1, and (v) a leverage ratio (generally, total indebtedness as of any date to adjusted EBITDA as defined in and for the period specified in the Credit Facility agreement) of no greater than 2.75:1. For purposes of the Credit Facility, adjusted EBITDA generally means, for any period, net income of the Company before interest expense, income taxes, depreciation and amortization expense, and excluding non-cash stock-based compensation, unrealized mark-to-market gains and losses, certain severance, and certain non-cash non-recurring gains and losses as described in and specified under the Credit Facility agreement. At December 31, 2010, the Company was in compliance with all financial covenants.

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

On August 6, 2010, the Company converted 9,783 shares of the Series B from Harris Bankcorp, and preferred stock dividends that had been accrued but not yet declared, into 378,446 shares of our common stock, pursuant to a call option in the Investment Agreement.

As of December 31, 2010, 35,217 shares of our Series B Convertible Preferred Stock, $1,000 stated value per share, were outstanding. The Series B is entitled to one vote for each share of our common stock into which the Series B is then convertible on all matters to be voted on by our shareholders, other than the election of directors; provided that the Series B is entitled to vote as a separate class to elect a Series B director (and Harris Bankcorp is entitle to nominate another director for election by our common stock). In addition, the Series B is entitled to vote separately as a class on certain corporate transactions, including, among other things, any merger or sale of all or substantially all of the assets of the Company or its subsidiaries (or similar transactions); any issuance of equity securities of the Company or its subsidiaries, except in certain limited circumstances; or our repurchase or other acquisition of our outstanding common stock. Additional significant terms of the Series B Convertible Preferred Stock and the rights of Harris Bankcorp pursuant to the Investment Agreement and Series B Certificate of Designations include, without limitation, the following:

Dividends

The holders of our Series B are entitled to receive dividends, when and if declared by the Company’s board of directors (excluding those directors that represent Harris Bankcorp who do not vote on Series B dividends), equal to 8.0% per annum of the stated value of the Series B, before any dividends are declared or paid upon any equity securities of the Company that rank junior to the Series B with respect to payment of dividends or rights upon liquidation. Subject to certain limitations, these dividends may be paid either in cash or additional shares of our Series B at the discretion of the Company subject to approval by the Series B holders of additional authorized Series B shares in the case of payment of any dividend in the form of additional Series B shares. In addition, the holders of our Series B are currently entitled to share in any dividends paid on shares of our common stock on a pro rata basis with the holders of our common stock.

Dividends payable on our Series B Convertible Preferred Stock are cumulative and will continue to accumulate daily, whether or not declared and paid and whether or not there are net profits legally available for the payment of dividends. Subject to certain exceptions, if the Company fails to pay any dividend required to be paid to the holders of the Series B Convertible Preferred Stock, no dividends may be declared or paid on any common stock or other junior stock, and no redemption, or acquisition of our common stock may be made by the Company until all required dividends on our Series B Convertible Preferred Stock have been paid in full. Under the terms of our Credit Facility, payment of dividends on the Series B Convertible Preferred Stock, plus any other restricted payments (as defined in the Credit Facility), may not exceed 75% of free cash flow (as defined in the Credit Facility) for any quarter and are also restricted from being declared and paid if a default or event of default exists. When declaring the quarterly dividends, considerations of the board of directors include whether funds are lawfully available for payment of the dividend, our liquidity position and capital requirements, limitations imposed by any outstanding debt arrangements, the capital market environment and operating results and outlook. For the year ended December 31, 2010, $3.4 million of dividends have been paid in cash to holders of Series B Convertible Preferred Stock and $0.7 million has been accrued as of December 31, 2010. On January 27, 2011, the Board of Directors of the Company declared cash dividends on its Series B Convertible Preferred Stock for the three month period ended December 31, 2010 of $0.7 million which the Company expects to pay in March of 2011.

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

The conversion rate for each share of Series B is currently 38.3139 shares of our common stock for each share of Series B. The conversion rate is subject to customary anti-dilution adjustments. During the fourth quarter of 2010, a conversion feature of the Preferred Stock agreement was triggered when the Company’s common stock exceeded 175% of the then applicable conversion price for twenty days in which the common stock was traded. As a result of this triggering event, the Company may elect to cause each share of Series B Convertible Preferred Stock to be converted into shares of common stock of the Company at the conversion rate in effect. However, if the Company makes such an election, holders of Series B Convertible Preferred Stock may alternatively elect to retain their shares of Series B Convertible Preferred Stock and forfeit their right to thereafter participate in any dividends paid on our common stock while they continue to hold the preferred shares. The Company has not made this election as of the date of this filing.

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

Other

Pursuant to the Investment Agreement, the Company, PNX and PIM agreed jointly and severally to indemnify Harris Bankcorp, its affiliates and each of their respective directors, officers, members, partners and employees, and each person who controls Harris Bankcorp against certain potential losses.

In addition, Harris Bankcorp has agreed to certain restrictions on transfer until June 30, 2011 and certain stated standstill restrictions until December 31, 2011.

The above summary of the rights and terms of the Series B and the Investment Agreement is subject in its entirety to the Certificate of Designations and Investment Agreement filed as Exhibits 3.4 and 10.9, respectively to this Form 10-K.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2010:

	Payments Due
($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Lease obligations	$9.2	$2.8	$4.3	$1.0	$1.1
Credit Facility, including interest (1)	15.7	0.4	15.3	—	—
VIT contingent consideration	2.1	1.1	1.0	—	—

Total	$27.0	$4.3	$20.6	$1.0	$1.1

(1)	At December 31, 2010, the Company has $15.0 million outstanding under the Credit Facility that has a variable interest rate. Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at the Company’s option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate, plus an applicable margin that ranges from 1.25% to 3.00%. At December 31, 2010, the interest rate in effect for the Credit Facility was 2.75%. Payments due are estimated based on the interest rate of 2.75% in effect on December 31, 2010.

The table does not include the 8% annual cumulative dividend on our Series B Convertible Preferred Stock, payable quarterly, in cash or in additional shares of Series B Convertible Preferred Stock. In addition, in certain cases, Harris Bankcorp can require the redemption of the Series B Convertible Preferred Stock to the Company which is not reflected in the above table. For additional information concerning the Series B Convertible Preferred Stock, see “Series B Convertible Preferred Stock” above.

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

Goodwill

As of December 31, 2010, the carrying amount of goodwill was $4.8 million. Goodwill represents the excess of purchase price of acquisitions over the fair value of identified net assets and liabilities acquired. For goodwill, impairment tests for the Company are performed annually, or more frequently, should circumstances change which would indicate the fair value of goodwill is below its carrying amount. We have determined that the Company has only one reporting unit.

For our annual impairment test performed as of October 31, 2010, we estimated fair value based on consideration of several valuation techniques, which included (i) market-based multiple model, (ii) discounted cash flow model and (iii) market capitalization. For the year ended December 31, 2010, there were no goodwill impairments as the estimated fair value of goodwill was substantially in excess of its carrying value. Consistent with the overall market conditions in 2010, with the S&P 500 up approximately 15.1% for the year ended December 31, 2010, there were improvements in key valuation assumptions used in management’s valuation as compared to the prior year. Key assumptions included in our valuation included a discount rate of 15%, an average long-term growth rate of 9.1%, average operating margins of 18.9%, and an average revenue multiple of 1.8x revenues. A 10% change in the key assumptions used would not have resulted in an impairment charge.

No impairment had been identified or recorded by the Company for the year ended December 31, 2009. For the year ended December 31, 2008, we recorded total goodwill impairments of $449.0 million as a result of the changes in the market environment, specifically the equity market declines and a marked decrease in credit market liquidity.

Significant deterioration in markets or declines in revenue or in the value of the Company could result in future impairment charges.

Indefinite-Lived Intangible Assets

As of December 31, 2010, the carrying values of indefinite-lived intangible assets were $29.5 million. Indefinite-lived intangible assets are comprised of acquired, closed-end fund investment advisory contracts. Indefinite-lived intangible asset impairment tests are performed annually, or more frequently should circumstances change which would reduce the fair value below its carrying value.

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

For the year ended December 31, 2010, there were no indefinite-lived intangible asset impairments as the estimated fair value of indefinite-lived intangible assets was substantially in excess of its carrying value. Consistent with the overall market conditions in 2010, with the S&P 500 up approximately 15.1% for the year ended December 31, 2010, there were improvements in key valuation assumptions used in management’s valuation as compared to the prior year. For our annual impairment test performed as of October 31, 2010, the discount rate applied in the calculation used by the Company was 13%, based on an estimated cost of capital that reflects the current economic conditions. A 300 basis point increase in the discount rate to 16% would not result in an impairment charge. A 10% decrease in assets under management underlying these investment advisory contracts would not result in an impairment charge.

No impairment had been identified or recorded by the Company for the year ended December 31, 2009. During the year ended December 31, 2008, the Company recorded a $43.8 million impairment charge as a result of the changes in the market environment, specifically the equity market declines, and a marked decrease in credit market liquidity and unprecedented government intervention in the financial markets. Significant deterioration in markets or declines in revenue or in the value of the Company could result in future impairment charges.

Definite-Lived Intangible Assets

As of December 31, 2010, the carrying values of definite-lived intangible assets were $23.5 million. Definite-lived intangible assets are comprised of acquired investment advisory contracts. The Company monitors the useful lives of definite-lived intangible assets and revises the useful lives, if necessary, based on the circumstances. Significant judgment is required in estimating the period that these assets will contribute to our cash flows and the pattern over which these assets will be consumed. A change in the remaining useful life of any of these assets could have a significant impact on our amortization expense. All amortization expense has been, and continues to be, calculated on a straight-line basis.

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

During the years ended December 31, 2010 and 2009, no events or circumstances occurred that indicated the carrying value of definite-lived intangible assets might be impaired and therefore no impairment tests were performed during these periods.

During the year ended December 31, 2008, the Company recorded definite-lived intangible assets impairment charges totaling $66.4 million. An interim test was triggered by management’s assessment that declines in assets and revenue supporting the advisory contracts coupled with a notice of termination from one large account required such a test. Other impairment tests were performed as the result of management’s assessment that the carrying amount of the definite lived intangible assets may not be recoverable as a result of changes in the market environment, primarily driven by equity market declines. Other contributors to the assessment were a marked decrease in credit market liquidity and unprecedented government intervention in the financial markets.

Significant deterioration in markets or declines in revenue or in the value of the Company could result in future impairment charges.

Revenue Recognition

Investment management fees, distribution and service fees and administration and transfer agent fees are recorded as income during the period in which services are performed. Investment management fees, which are accrued monthly, are earned based upon a percentage of assets under management, and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payment. Management fees for structured finance products, such as CLOs and CDOs, that accrue as services are rendered, but are subordinated to other interests and payable only if certain financial criteria of the underlying collateral are met, are recorded as income when the structured finance products are in compliance with required financial criteria and collectability is reasonably assured. The Company accounts for investment management fees in accordance with ASC 605, Revenue Recognition, and has recorded its management fees net of fees paid to unaffiliated advisors. Amounts paid to unaffiliated sub-advisors for the years ended December 31, 2010, 2009 and 2008 were $24.0 million, $19.0 million and $17.7 million, respectively.

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

Administration and transfer agent fees consist of fund administration fees, transfer agent fees and fiduciary fees. Fund administration fees are earned based on the average daily assets in the funds. Transfer agent fees are earned based on the average daily assets in the funds. Fiduciary fees are recorded monthly based on the number of 401(k) accounts. The Company utilizes outside service providers to perform some of the functions related to fund administration and transfer agent services. Effective January 1, 2010, a new fund administration agreement was executed with our open-end mutual funds. Under the prior agreement, the fees, which covered all fund administration services, were paid directly to the Company by the funds and were recorded as revenue. A portion of the fees received by the Company were remitted to third party service providers for services performed on behalf of the funds, and were recorded as a distribution and administration expense. As a result of the new agreement, the funds now directly contract for the third-party services and fees paid by the funds directly to the service providers are not reflected as either revenue or expenses of the Company. For the years ended December 31, 2009 and 2008, $6.2 million and $7.6 million, respectively, of payments to third-party service providers were recorded as revenue and expense of the Company. For the years ended December 31, 2009 and 2008 transfer agent fees, which were previously reported net of payments to third-party service providers, were $4.3 million and $4.4 million, respectively.

Other income and fees consist primarily of redemption income on the early redemption of class B-share mutual funds and brokerage commissions and fees earned for the distribution of nonaffiliated products. Commissions earned (and related expenses) are recorded on a trade date basis and are computed based upon contractual agreements.

Accounting for Income Taxes

Significant judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. We concluded that a valuation allowance on substantially all of the Company’s deferred tax assets at December 31, 2010 is required. Our methodology for determining the realizability of deferred tax assets involves estimates of future taxable income from our operations and consideration of available tax planning strategies and actions that would be implemented by us, if necessary, as well as the expiration dates and amounts of carry forwards related to net operating losses and capital losses. These estimates are projected through the life of the related deferred tax assets based on assumptions that we believe to be reasonable and consistent with demonstrated operating results. The projection also includes consideration of the reversal of deferred tax liabilities that are in the same period and jurisdiction and are of the same character as the temporary differences that gave rise to the deferred tax assets. Changes in future operating results not currently forecasted may have a significant impact on the realization of deferred tax assets.

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

For the year ended December 31, 2010, the Company recorded a deferred tax asset and corresponding valuation allowance for a capital loss in the amount of $93 million related to the dissolution of one of its inactive, wholly-owned subsidiaries. The Company is in the process of submitting a private letter ruling (“PLR”) request to the Internal Revenue Service related to the application of Internal Revenue Code Section 165(g)(3) which may allow the capital loss to be claimed as an ordinary loss in the Company’s 2010 federal income tax return. There can be no assurances that the Company will be successful in obtaining this PLR.

Prior to December 31, 2008, the Company had historically been included in the consolidated federal income tax return filed by PNX and was a party to a tax sharing agreement by and among PNX and its subsidiaries. In accordance with this agreement, federal income taxes for the year ended December 31, 2008 was allocated as if they had been calculated on a separate company basis, except that benefits for any net operating loss were provided to the extent such loss was utilized in the consolidated federal tax return. Deferred tax assets and/or liabilities were determined by multiplying the differences between the financial reporting basis and the tax reporting basis for assets and liabilities by the enacted tax rates expected to be in effect when such differences were recovered or settled. The effect on deferred taxes of a change in tax rates was recognized in income in the period that included the enactment date.

The tax separation agreement (the “Agreement”) between Virtus and PNX as of December 31, 2008, as amended on April 8, 2009, required PNX to make certain elections and waivers. The Agreement provided for a waiver of tax basis by PNX in an amount that was necessary to preserve (i) the deferred tax assets of $112.5 million deferred tax assets reported as of December 31, 2008, which under generally accepted accounting principles, represents temporary differences and is recorded in the financial statements and (ii) tax basis in stock of subsidiary entities which, under generally accepted accounting principles, is not recorded in the financial statements. In September 2009, our former parent company filed its 2008 consolidated federal income tax return, which included Virtus as a majority-owned subsidiary.

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

Loss Contingencies

The likelihood that a loss contingency exists is evaluated using the criteria of ASC 450, Loss Contingencies, and an accrued liability is recorded if the likelihood of a loss is considered both probable and reasonably estimable at the date of the financial statements.

We believe that we have considered relevant circumstances that we may be currently subject to, and the financial statements accurately reflect our reasonable estimate of the results of our operations, financial condition and cash flows for the years presented.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Our exposure to market risk is directly related to our role as investment advisor for the funds and accounts we manage as investment advisor. Most of our revenue for the three years ended December 31, 2010 was derived from investment management, distribution and fund administration fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

We are also subject to market risk due to a decline in the market value of our investments, consisting primarily of marketable securities. At December 31, 2010, the fair value of marketable securities was $10.3 million. Assuming a 10% increase or decrease in the fair value of marketable securities at December 31, 2010, our net income would change by $0.8 million and our total comprehensive income would change by $1.0 million for the year ended December 31, 2010.

Interest Rate Risk

At December 31, 2010, the Company has $15.0 million outstanding under the Credit Facility that has a variable interest rate. Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at the Company’s option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate, plus an applicable margin that ranges from 1.25% to 3.00%. At December 31, 2010, the interest rate in effect for the Credit Facility was 2.75%. A hypothetical 200 basis point change in interest rates for the year ended December 31, 2010 would have changed our interest expense by approximately $0.1 million.

Item 8.	Financial Statements and Supplementary Data.

The audited Consolidated Financial Statements, including the Report of Independent Registered Public Accounting Firm and the required supplementary quarterly information, required by this item are presented under Item 15 beginning on page F-1.

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

Management’s Report on Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policy or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based upon the Internal Control-Integrated Framework issued by the Committee of Sponsoring

Organization of the Treadway Commission. Based on this evaluation management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included in Item 15 of this Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information concerning the Company’s directors and nominees under the caption “Item 1 - Election of Directors” and the information concerning the Audit Committee and the “audit committee financial expert” under the caption “Corporate Governance - Audit Committee” in the Company’s Proxy Statement for the Company’s 2011 Annual Meeting of Shareholders, information concerning the Company’s executive officers under the caption “Executive Officers,” and the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Company’s 2011 Annual Meeting of Shareholders, are incorporated herein by reference.

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

The information concerning procedures by which shareholders may recommend director nominees set forth under the caption “Corporate Governance - Governance Committee - Director Nomination Process” in the Company’s Proxy Statement for the Company’s 2011 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 11.	Executive Compensation.

The information relating to executive compensation and the Company’s policies and practices as they relate to the Company’s risk management is set forth under the captions “Executive Compensation,” “Director Compensation,” “Corporate Governance - Compensation Committee - Assessment of Compensation and Compensation Risk” and “Corporate Governance -Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the Company’s 2011 Annual Meeting of Shareholders, and is incorporated herein by reference. The information included under the caption “Executive Compensation - Report of the Compensation Committee” in the Company’s Proxy Statement for the Company’s 2011 Annual Meeting of Shareholders is incorporated herein by reference but shall be deemed “furnished” with this report and shall not be deemed “filed” with this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the captions “Security Ownership by Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the Company’s 2011 Annual Meeting of Shareholders is incorporated herein by reference.

The following table sets forth information as of December 31, 2010 with respect to compensation plans under which shares of our common stock may be issued:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options (1)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by security holders (2)	994,499	$20.83	805,501
Equity compensation plans not approved by security holders	—	—	—
Total	994,499	$20.83	805,501

(1)	The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock unit awards since recipients of such awards are not required to pay an exercise price to receive the shares subject to these awards. The weighted-average exercise price of outstanding options, warrants and rights including RSUs is $9.50.
(2)	Represents stock option and restricted stock unit awards outstanding under the Omnibus Plan. Of the 1,800,000 maximum number of shares of our common stock available for issuance under the Omnibus Plan, 142,520 shares of common stock have been issued on a cumulative basis in the form of direct grants to directors or upon settlement of vested RSUs.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions “Corporate Governance - Transactions with Related Persons” and “Corporate Governance - Director Independence” in the Company’s Proxy Statement for the Company’s 2011 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information regarding auditors fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services to be provided by the Company’s independent registered public accounting firm set forth under the caption “Item 4 - Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements: The following Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements of Virtus are included in this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules:

All financial statement schedules have been omitted because the required information is either presented in the consolidated financial statements or the notes thereto or is not applicable or required.

Exhibits:

The following exhibits are filed herewith or incorporated by reference:

Exhibit Number	Exhibit Description

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Separation Agreement, Plan of Reorganization and Distribution by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc., dated as of December 18, 2008 (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 10-12B/A—Amendment No. 4 to Form 10, filed December 19, 2008).

(3)	Articles of Incorporation and Bylaws

3.1	Amended and Restated Certificate of Incorporation of Virtus Investment Partners, Inc., dated December 18, 2008 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-12B/A— Amendment No. 4 to Form 10, filed December 19, 2008).

3.2	Amended and Restated Bylaws of Virtus Investment Partners, Inc., adopted on January 28, 2010 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed February 2, 2010).

3.3	Certificate of Designations of Series A Non-Voting Convertible Preferred Stock and Series B Voting Convertible Preferred Stock of Virtus Investment Partners, Inc. (f/k/a Virtus Holdings, Inc.), dated October 31, 2008 (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-12B/A— Amendment No. 2 to Form 10, filed November 14, 2008).

3.4	Certificate of Amendment of the Certificate of Designations of Series A Non-Voting Convertible Preferred Stock and Series B Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q, filed August 13, 2009).

3.5	Certificate of Designations of Series C Junior Participating Preferred Stock of Virtus Investment Partners, Inc., dated December 29, 2008 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed January 2, 2009).

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Rights Agreement between Virtus Investment Partners, Inc. and Mellon Investor Services LLC, as Rights Agent, dated as of December 29, 2008 (adopted by the Registrant’s Board of Directors on December 18, 2008 including the form of Rights Certificate (as Exhibit B thereto) and the form of Summary of Rights (as Exhibit C thereto)) (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed January 2, 2009).

4.2	Note in favor of The Bank of New York Mellon as Lender, dated as September 1, 2009 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed September 4, 2009).

4.3	Note in favor of PNC Bank, National Association as Lender, dated as September 1, 2009 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed September 4, 2009).

(10)	Material Contracts

10.1	Transition Services Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc., dated as of December 18, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-12B/A—Amendment No. 4 to Form 10, filed December 19, 2008).

10.2	Tax Separation Agreement between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc., dated December 18, 2008 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-12B/A—Amendment No. 4 to Form 10, filed December 19, 2008).

10.3	Employee Matters Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc., dated December 18, 2008 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-12B/A—Amendment No. 4 to Form 10, filed December 19, 2008).

*10.4	Change in Control Agreement between George R. Aylward and Virtus Investment Partners, Inc., effective as of December 31, 2008 (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-12B/A—Amendment No. 4 to Form 10, filed December 19, 2008).

*10.5	Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-12B/A—Amendment No. 4 to Form 10, filed December 19, 2008).

*10.6	Virtus Investment Partners, Inc. Non-Qualified Excess Investment Plan, effective as of November 1, 2008 (incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-12B/A—Amendment No. 2 to Form 10, filed November 14, 2008).

*10.7	First Amendment to the Virtus Investment Partners, Inc. Non-Qualified Excess Investment Plan, effective as of February 1, 2010 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, filed May 4, 2010).

*10.8	Virtus Investment Partners, Inc. Amended and Restated Executive Severance Allowance Plan, effective as of February 2, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed February 4, 2009).

10.9	Investment and Contribution Agreement by and among Phoenix Investment Management Company, Virtus Investment Partners, Inc. (f/k/a Virtus Holdings, Inc.), Harris Bankcorp, Inc. and The Phoenix Companies, Inc., dated October 30, 2008 (incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-12B/A—Amendment No. 2 to Form 10, filed November 14, 2008).

10.10	Annex A to the Investment and Contribution Agreement by and among Phoenix Investment Management Company, Virtus Investment Partners, Inc. (f/k/a Virtus Holdings, Inc.), Harris Bankcorp, Inc. and The Phoenix Companies, Inc., dated October 30, 2008.

10.11	Loan Agreement by and between Phoenix Life Insurance Company and Phoenix Investment Partners, Ltd., dated December 30, 2005 (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 10-12B/A—Amendment No. 4 to Form 10, filed December 19, 2008).

10.12	First Amendment, dated June 1, 2006, to the Loan Agreement by and between Phoenix Life Insurance Company and Phoenix Investment Partners, Ltd., dated December 30, 2005 (incorporated by reference to Exhibit 10.10 of the Registrant’s Form 10-12B/A—Amendment No. 4 to Form 10, filed December 19, 2008).

10.13	Loan Agreement by and between Phoenix Life Insurance Company, as Lender and Virtus Investment Partners, Inc., as Borrower, dated December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed January 6, 2009).

10.14	Second Amendment, dated as of March 31, 2009, to the Loan Agreement by and between Phoenix Life Insurance Company, as Lender and Virtus Investment Partners, Inc., as Borrower (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed April 6, 2009).

10.15	Guarantee and Collateral Agreement made by Virtus Investment Partners Inc. and certain of its Subsidiaries in favor of Phoenix Life Insurance Company, as Lender, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed January 6, 2009).

10.16	Transaction Agreement by and among Harris Investment Management, Inc., Phoenix Investment Counsel, Inc., Harris Financial Corp. and Phoenix Investment Partners, LTD, dated as of March 28, 2006 (incorporated by reference Exhibit 6.01 of the Form SC 13D, filed January 12, 2009 by Bank of Montreal, Harris Financial Corp. and Harris Bankcorp, Inc.).

10.17	Strategic Partnership Agreement by and between Harris Investment Management, Inc. and Phoenix Investment Counsel, Inc., dated as of March 28, 2006 (incorporated by reference to Exhibit 6.02 of the Form SC 13D, filed January 12, 2009 by Bank of Montreal, Harris Financial Corp. and Harris Bankcorp, Inc.).

10.18	Amendment to Tax Separation Agreement, dated April 8, 2009, by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K, filed April 10, 2009).

*10.19	Form of Non-Qualified Stock Option Agreement under the Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q, filed May 13, 2009).

*10.20	Form of Restricted Stock Units Agreement under the Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q, filed May 13, 2009).

10.21	Credit Agreement among Virtus Investment Partners, Inc., as Borrower, the lenders party thereto and The Bank of New York Mellon as Administrative Agent, Issuing Bank and Lead Arranger, dated as of September 1, 2009.

10.22	Amendment No. 1, dated as of July 8, 2010, to the Credit Agreement, dated as of September 1, 2009, among Virtus Investment Partners, Inc. as Borrower, the lenders party thereto and The Bank of New York Mellon as Administrative Agent, Issuing Bank and Lead Arranger (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed July 13, 2010).

10.23	Amendment No. 2, dated as of August 2, 2010, to the Credit Agreement, dated as of September 1, 2009, among Virtus Investment Partners, Inc. as Borrower, the lenders party thereto and The Bank of New York Mellon as Administrative Agent, Issuing Bank and Lead Arranger (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q, filed August 6, 2010).

10.24	Guarantee Agreement among Virtus Investment Partners, Inc., each of the subsidiary guarantors thereto and The Bank of New York Mellon, as Administrative Agent, dated as of September 1, 2009.

10.25	Security Agreement among Virtus Investment Partners, Inc., each of the other grantors thereto and The Bank of New York Mellon as Administrative Agent, dated as of September 1, 2009.

*10.26	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2009).

*10.27	Offer Letter to Jeffrey T. Cerutti dated May 18, 2010.

(21)	Subsidiaries of the Registrant

21.1	Virtus Investment Partners, Inc., Subsidiaries List.

(23)	Consents of Experts and Counsel

23.1	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney

24.1	Power of Attorney.

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2011

Virtus Investment Partners, Inc.

By:	/S/ MICHAEL A. ANGERTHAL
Michael A. Angerthal
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 28, 2011.

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
Chief Financial Officer
(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Virtus Investment Partners, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Virtus Investment Partners, Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2010 and 2009). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 28, 2011

Virtus Investment Partners, Inc.

Consolidated Balance Sheets

	December 31,
	2010	2009
($ in thousands, except share data)
Assets
Current Assets
Cash and cash equivalents	$43,948	$28,620
Trading securities, at fair value	8,357	7,655
Available-for-sale securities, at fair value	1,916	1,789
Accounts receivable	21,136	19,400
Prepaid expenses and other assets	3,009	3,313

Total current assets	78,366	60,777
Furniture, equipment, and leasehold improvements, net	6,557	8,241
Intangible assets, net	52,977	54,844
Goodwill	4,795	4,795
Long-term investments and other assets ($2,340 and $2,143 at fair value, respectively)	6,216	5,366

Total assets	$148,911	$134,023

Liabilities and Stockholders’ Equity
Current Liabilities
Accrued compensation and benefits	$19,245	$14,707
Accounts payable	4,229	4,406
Income taxes payable	61	261
Other accrued liabilities	5,938	4,875
Broker-dealer payable	4,687	4,408

Total current liabilities	34,160	28,657
Deferred taxes, net	8,785	8,567
Long-term debt	15,000	15,000
Lease obligations and other long-term liabilities	6,775	6,169

Total liabilities	64,720	58,393

Commitments and Contingencies (Note 9)
Series B redeemable convertible preferred stock (stated at liquidation value), $.01 par value, 45,000 shares authorized, 35,217 and 45,000 shares issued and outstanding,at December 31, 2010 and 2009, respectively	35,921	45,900

Stockholders’ Equity
Common stock, $.01 par value, 1,000,000,000 shares authorized; 6,271,821 shares issued and 6,251,821 shares outstanding at December 31, 2010 and 5,824,388 shares issued and outstanding at December 31, 2009	63	58
Additional paid-in capital	912,942	902,962
Accumulated deficit	(863,503)	(873,145)
Accumulated other comprehensive loss	(308)	(145)
Less: Treasury stock, at cost, 20,000 shares at December 31, 2010	(924)	—

Total stockholders’ equity	48,270	29,730

Total liabilities and stockholders’ equity	$148,911	$134,023

See Notes to Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2010	2009	2008
($ in thousands, except per share data)
Revenues
Investment management fees	$97,996	$79,651	$127,637
Distribution and service fees	29,572	23,227	30,210
Administration and transfer agent fees	15,324	12,664	18,285
Other income and fees	1,664	1,610	2,142

Total revenues	144,556	117,152	178,274

Operating Expenses
Employment expenses	65,234	57,113	83,091
Distribution and administration expenses	33,205	29,939	41,345
Other operating expenses	28,282	26,630	45,323
Restructuring and severance	1,635	1,102	4,793
Depreciation and other amortization	2,007	1,920	1,132
Intangible asset amortization	4,922	7,071	25,132
Goodwill and intangible asset impairment	—	—	559,264

Total operating expenses	135,285	123,775	760,080

Operating Income (Loss)	9,271	(6,623)	(581,806)

Other Income (Expense)
Realized and unrealized gain (loss) on trading securities	1,131	1,699	(4,882)
Other income (expense)	77	(279)	(2,191)

Total other income (expense), net	1,208	1,420	(7,073)

Interest Income (Expense)
Interest expense	(983)	(1,784)	(2,620)
Interest income	659	624	903

Total interest expense, net	(324)	(1,160)	(1,717)

Income (Loss) Before Income Taxes	10,155	(6,363)	(590,596)
Income tax expense (benefit)	513	121	(61,508)

Net Income (Loss)	9,642	(6,484)	(529,088)
Preferred stockholder dividends	(3,289)	(3,760)	(470)
Allocation of earnings to preferred stockholders	(1,144)	—	—

Net Income (Loss) Attributable to Common Stockholders	$5,209	$(10,244)	$(529,558)

Earnings (Loss) per share - Basic	$0.87	$(1.76)	$(91.75)

Earnings (Loss) per share - Diluted	$0.81	$(1.76)	$(91.75)

Weighted Average Shares Outstanding - Basic (in thousands)	6,014	5,812	5,772

Weighted Average Shares Outstanding - Diluted (in thousands)	6,437	5,812	5,772

See Notes to Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

	For the Years Ended December 31, 2010, 2009 and 2008
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Par Value				Shares	Amount
($ in thousands)
Balances at December 31, 2007	10,000	$—	$962,546	$(337,573)	$(46)	—	$—	$624,927

Net loss	—	—	—	(529,088)		—	—	(529,088)
Other comprehensive income:
Net unrealized loss on securities available-for-sale	—	—	—	—	(544)	—	—	(544)

Total comprehensive loss								(529,632)
Preferred stockholder dividend	—	—	(470)	—		—	—	(470)
Issuance of preferred stock	—	—	(45,000)	—		—	—	(45,000)
Distribution of tax attribute to former parent	—	—	(66,036)	—	—	—	—	(66,036)
Non-cash distribution of Goodwin Capital Advisors, Inc. to former parent	—	—	(8,427)	—	—	—	—	(8,427)
Cash contribution from former parent	—	—	38,094	—		—	—	38,094
Non-cash contribution from former parent	—	—	23,176	—	—	—	—	23,176
Consummation of spin-off transaction and distribution of common stock	5,762,076	58	(58)	—	—	—	—	—

Balances at December 31, 2008	5,772,076	58	903,825	(866,661)	(590)	—	—	36,632

Net loss	—	—	—	(6,484)		—	—	(6,484)
Other comprehensive income:
Net unrealized gain on securities available-for-sale	—	—	—	—	445	—	—	445

Total comprehensive loss								(6,039)
Preferred stockholder dividend	—	—	(3,760)	—	—	—	—	(3,760)
Issuance of common stock	52,312	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,897	—	—	—	—	2,897

Balances at December 31, 2009	5,824,388	58	902,962	(873,145)	(145)	—	—	29,730

Net income	—	—	—	9,642	—	—	—	9,642
Other comprehensive income:
Net unrealized loss on securities available-for-sale	—	—	—	—	(163)	—	—	(163)

Total comprehensive gain								9,479
Preferred stockholder dividend	—	—	(3,289)	—	—	—	—	(3,289)
Conversion of Series B preferred shares	378,446	4	9,859					9,863
Repurchase of common shares	(20,000)			—	—	20,000	(924)	(924)
Issuance of common stock	68,987	1	145	—	—	—	—	146
Stock-based compensation	—	—	3,265	—	—	—	—	3,265

Balances at December 31, 2010	6,251,821	$63	$912,942	$(863,503)	$(308)	20,000	$(924)	$48,270

See Notes to Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
($ in thousands)
Cash Flows from Operating Activities:
Net income (loss)	$9,642	$(6,484)	$(529,088)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and other amortization	2,007	1,920	1,132
Intangible asset amortization	4,922	7,071	25,132
Goodwill and intangible asset impairments	—	—	559,264
Stock-based compensation	3,894	3,521	2,468
Amortization of deferred commissions	5,053	2,755	3,128
Payments of deferred commissions	(5,636)	(3,605)	(2,335)
Equity in earnings of affiliates, net of dividends	(48)	295	2,054
Realized and unrealized (gains) losses on trading securities	(1,131)	(1,699)	4,882
Sale (purchase) of trading securities, net	429	(758)	1,809
Deferred taxes	218	40	(65,311)
Changes in operating assets and liabilities:
Accounts receivable	(1,736)	(1,313)	10,757
Prepaid expenses and other assets	650	(342)	(114)
Accounts payable and accrued liabilities	4,010	(8,885)	(11,226)
Income taxes payable	(372)	(365)	3,799
Other liabilities	(165)	(3,801)	—

Net cash provided by (used in) operating activities	21,737	(11,650)	6,351

Cash Flows from Investing Activities:
Capital expenditures	(323)	(824)	(4,800)
Purchase of investment management contracts	(1,419)	(1,043)	(1,083)
Purchase of available-for-sale securities	(118)	(128)	(115)

Net cash used in investing activities	(1,860)	(1,995)	(5,998)

Cash Flows from Financing Activities:
Preferred stock dividends paid	(3,404)	(2,860)	—
Repurchase of common shares, net	(924)	—	—
Proceeds from exercise of stock options	146	—	—
Payment of deferred financing costs	(367)	(931)	—
Repayment of long-term debt	—	(20,000)	(22,019)
Proceeds from long-term debt	—	15,000	—
Distribution to former parent	—	—	(2,187)
Contributions from former parent	—	—	38,094

Net cash provided by (used in) financing activities	(4,549)	(8,791)	13,888

Net increase (decrease) in cash	15,328	(22,436)	14,241
Cash and cash equivalents, beginning of year	28,620	51,056	36,815

Cash and Cash Equivalents, End of Year	$43,948	$28,620	$51,056

Supplemental Cash Flow Information:
Interest paid	$472	$1,319	$8,329
Income taxes paid (refunded), net	$679	$368	$(91)
Non-Cash Investing Activities:
Purchase of investment management contracts	$2,100	$—	$—
Non-Cash Financing Activities:
Non-cash furniture, equipment and leasehold improvement additions	$—	$(3,442)	$—
Contributions from former parent	$—	$—	$23,176
Distribution of tax attributes to former parent	$—	$—	$(66,036)

See Notes to Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Business

Virtus Investment Partners, Inc. (the “Company,” “we,” “us,” “our” or “Virtus”), a Delaware corporation, operates in the investment management industry through its wholly-owned subsidiaries. Harris Bankcorp, Inc. (“Harris Bankcorp”), a subsidiary of the Bank of Montreal, owns 100% of the Company’s outstanding shares of Series B Convertible Preferred Stock.

The Company, through its affiliates, provides investment management and related services to individual and institutional clients throughout the United States of America. Retail investment management services (including administrative services) are provided to individuals through products consisting of open-end mutual funds, closed-end funds, variable insurance funds and separately managed accounts. Separately managed accounts are offered to high net-worth individuals and include intermediary programs that are sponsored and distributed by non-affiliated broker-dealers, and individual direct managed account investment services that are sold and administered by the Company. Institutional investment management services and variable insurance funds are provided primarily to corporations, insurance companies, multi-employer retirement funds, foundations and endowments.

Virtus commenced operations on November 1, 1995 through a reverse merger with Duff & Phelps Corporation. From 1995 to 2001, we were a majority-owned indirect subsidiary of The Phoenix Companies, Inc. (“PNX”). On January 11, 2001, a subsidiary of PNX acquired the outstanding shares of Virtus Partners, Inc. not already owned and the Company became an indirect wholly-owned subsidiary of PNX. On October 31, 2008, after the sale of convertible preferred stock to Harris Bankcorp, we became an indirect, majority-owned subsidiary of PNX. On December 31, 2008, PNX distributed 100% of Virtus common stock to PNX stockholders in a spin-off transaction, excluding the net assets and business of the Company’s subsidiary, Goodwin Capital Advisers, Inc. (“Goodwin”), which had historically been a wholly owned subsidiary of the Company.

The consolidated statements of operations for the year ended December 31, 2008 include the results of Goodwin. Goodwin is a registered investment advisor providing investment management services primarily to institutional accounts, structured finance products, affiliated registered investment companies and Phoenix Life Insurance Company’s (“Phoenix Life”) general account. In connection with the spin-off, net assets of $8.4 million for Goodwin were distributed to PNX and the Company has no ownership interest in Goodwin after December 31, 2008. Goodwin continues to act as an unaffiliated sub-advisor providing investment management services to the Company.

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

Marketable Securities

Marketable securities consist of affiliated mutual fund investments and other publicly traded securities which are carried at fair value in accordance with Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities. Mutual fund investments held by the Company’s broker-dealer subsidiary are classified as assets held for trading purposes. The Company provides the initial capital to funds or separately managed account strategies for the purpose of creating track records. For the years ended December 31, 2010, 2009 and 2008, the Company recognized realized gains and (losses) of $0.3 million, $(1.5) million and $(1.7) million, respectively. Other mutual fund investments held by the Company are considered to be available-for-sale, with any unrealized appreciation or depreciation, net of income taxes, reported as a component of accumulated other comprehensive income in stockholders’ equity. Marketable securities are marked to market based on the respective publicly quoted net asset values of the funds or market prices of the equity securities or bonds.

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

Furniture, Equipment and Leasehold Improvements

Furniture, equipment and leasehold improvements are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 10 years for furniture and office equipment, and 3 to 5 years for computer equipment and software. Leasehold improvements are depreciated over the shorter of the remaining estimated lives of the related leases or lives of the improvements. Major renewals or betterments are capitalized and recurring repairs and maintenance are expensed as incurred. Leasehold improvements that are funded upfront by a landlord and are constructed for the benefit of the Company are recorded at cost and depreciated on a straight-line basis over the minimum term of the lease and a corresponding lease incentive liability in the same amount is also recorded and amortized over the same period. During the year ended December 31, 2009, $3.2 million of leasehold improvements funded by landlords were capitalized and included in furniture, equipment and leasehold improvements with a corresponding liability recorded in other long-term liabilities for lease incentive liabilities.

Intangible Assets and Goodwill

Definite-lived intangible assets are comprised of acquired investment advisory contracts. These assets are amortized on a straight-line basis over the estimated useful lives of such assets, which range from 1 to 16 years. Definite-lived intangible assets are evaluated for impairment on an ongoing basis under GAAP whenever events or circumstances indicate that the carrying value of the definite-lived intangible asset may not be fully recoverable. The Company determines if impairment has occurred by comparing estimates of future undiscounted cash flows to the carrying value of assets. Assets are considered impaired, and impairment is recorded, if the carrying value exceeds the expected future undiscounted cash flows.

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

Indefinite-lived intangible assets are comprised of acquired, closed-end fund investment advisory contracts. These assets are tested for impairment annually and when events or changes in circumstances indicate the assets might be impaired.

Treasury Stock

Treasury stock is accounted for under the cost method and is included as a deduction from equity in the Stockholders’ Equity section of the Consolidated Balance Sheets. Upon any subsequent resale, the treasury stock account is reduced by the cost of such stock using the average cost method.

In the fourth quarter of 2010, the Company implemented a share repurchase program allowing for the repurchase of up to 350,000 shares of the Company’s common stock. Under the terms of the program, the Company may repurchase its common stock from time to time in its discretion through open market repurchases and/or privately negotiated transactions, depending on price and prevailing market and business conditions. The program is intended to return capital to shareholders and to generally offset shares issued under equity-based plans. The program may be suspended or terminated at any time and the authorization for the program expires three years from inception. As of December 31, 2010, the Company has repurchased a total of 20,000 common shares for $0.9 million. During the first quarter of 2011, the Company has repurchased a total of 46,932 common shares for $2.6 million and has 283,068 shares remaining for repurchase as of February 25, 2011.

Collateralized Debt and Loan Obligations

At December 31, 2010 and 2009, our affiliates Virtus Investment Advisers, Inc. or SCM Advisors, LLC served as the investment advisors for collateralized debt obligations (“CDOs”). The CDOs, which are investment trusts, had aggregate assets of $1.0 billion, $0.9 billion and $0.8 billion at December 31, 2010, 2009 and 2008, respectively, that were primarily invested in a variety of fixed income securities. The CDOs reside in bankruptcy remote, special purpose entities in which the Company provides neither recourse nor guarantees. The Company has determined that it is not the primary beneficiary of these VIEs as defined by ASC 810, Consolidation. Accordingly, the Company’s financial exposure to these CDOs is limited only to the investment management fees it earns, which totaled $4.6 million, $2.5 million and $5.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Gross investment management fees earned on open-end mutual funds range from 0.10% to 1.50% of average assets under management, depending on the type of fund. Investment management fees earned on closed-end funds range from 0.50% to 0.85% of average assets under management. Investment management fees earned on separately managed accounts and institutional accounts are negotiated and are based primarily on asset size, portfolio complexity and individual needs and range from 0.30% to 1.25%. Investment management fees earned on variable insurance funds range from 0.40% to 0.90% of average assets under management. Investment management fees earned on structured finance products range from 0.08% to 0.45% of the principal outstanding. The Company accounts for investment management fees in accordance with ASC 605, Revenue Recognition, and has recorded its management fees net of fees paid to unaffiliated sub-advisors. Amounts paid to unaffiliated sub-advisors for the years ended December 31, 2010, 2009 and 2008 were $24.0 million, $19.0 million and $17.7 million, respectively.

Distribution and service fees are earned based on a percentage of assets under management and are paid monthly pursuant to the terms of the respective distribution and service fee contracts. Underwriter fees are sales-based charges on sales of certain class A-share mutual funds.

Administration and transfer agent fees consist of fund administration fees, transfer agent fees and fiduciary fees. Fund administration fees are earned based on the average daily assets in the funds. Transfer agent fees are earned based on the average daily assets in the funds. Fiduciary fees are recorded monthly based on the number of 401(k) accounts. The Company utilizes outside service providers to perform some of the functions related to fund administration and transfer agent services. Effective January 1, 2010, a new fund administration agreement was executed with our open-end mutual funds. Under the prior agreement, the fees, which covered all fund administration services, were paid directly to the Company by the funds and were recorded as revenue. A portion of the fees received by the Company were remitted to third party service providers for services performed on behalf of the funds, and were recorded as a distribution and administration expense. As a result of the new agreement, the funds now directly contract for the third-party services and fees paid by the funds directly to the service providers are not reflected as either revenue or expenses of the Company. For the years ended December 31, 2009 and 2008, $6.2 million and $7.6 million, respectively, of payments to third-party service providers were recorded as revenue and expense of the Company. For the years ended December 31, 2009 and 2008 transfer agent fees, which were previously reported net of payments to third-party service providers, were $4.3 million and $4.4 million, respectively.

Other income and fees consist primarily of redemption income on the early redemption of class B-share mutual funds and brokerage commissions and fees earned for distribution of nonaffiliated products. Commissions earned (and related expenses) are recorded on a trade date basis and are computed based upon contractual agreements.

Stock-based Compensation

The Company accounts for stock-based compensation expense in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”) which requires the measurement and recognition of compensation expense for share-based awards based on the estimated fair value on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to dividend yield, volatility, an appropriate risk-free interest rate and the expected life of the option.

Restricted stock units (“RSUs”) are stock awards that entitle the holder to receive shares of the Company’s common stock as the award vests over time. The fair value of each restricted stock unit award is estimated using the intrinsic value method which is based on the fair market value price on the date of grant. Compensation expense for restricted stock awards is recognized ratably over the vesting period on a straight-line basis.

Income Taxes

Significant judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. We concluded that a valuation allowance on substantially all of the Company’s deferred tax assets at December 31, 2010 is required. Our methodology for determining the realizability of deferred tax assets involves estimates of future taxable income from our operations and consideration of available tax planning strategies and actions that would be implemented by us, if necessary, as well as the expiration dates and amounts of carry forwards related to net operating losses and capital losses. These estimates are projected through the life of the related deferred tax assets based on assumptions that we believe to be reasonable and consistent with demonstrated operating results. The projection also includes consideration of the reversal of deferred tax liabilities that are in the same period and jurisdiction and are of the same character as the temporary differences that gave rise to the deferred tax assets.

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

Earnings Per Share

Earnings per share (“EPS”) is calculated in accordance with ASC 260, Earnings per Share. Net income per common share reflects application of the two-class method. Basic EPS excludes dilution for potential common stock issuances and is computed by dividing basic net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted EPS, the basic weighted average number of shares is increased by the dilutive effect of restricted stock units and common stock options using the treasury stock method.

The Company’s Series B shareholders are currently entitled to participate in any dividends paid on shares of our common stock on a pro rata basis with the holders of our common stock. Under the two-class method, during periods of net income, participating securities are allocated a proportional share of net income. During periods of net loss, no effect is given to participating securities since they do not share in the losses of the Company. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of net income.

Fair Value Measurements and Fair Value of Financial Instruments

At December 31, 2010, all of the Company’s recurring fair value measurements, which consist solely of mutual funds and marketable securities, represent Level 1 fair value measurements, which as defined in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), are quoted prices in active markets for identical assets or liabilities.

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments. The estimated fair value of long-term debt at December 31, 2010, which has a variable interest rate, approximates its carrying value. Marketable securities are reflected in the financial statements at fair value based upon publicly quoted market prices.

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

Employee Benefits

Effective November 1, 2008 the employees of the Company are eligible to participate in several employee benefit programs sponsored by the Company, including certain health care benefits, life insurance and a defined contribution 401(k) retirement plan administered by a third party. For the 401(k) plan, employees may contribute a percentage of their eligible compensation into the 401(k) retirement plan, subject to certain limitations imposed by the Internal Revenue Code (the “Code”). The Company matches employee contributions subject to certain limitations. Additionally, an excess benefit plan provides for those portions of benefit obligations that are in excess of amounts permitted by the Code. Employee benefit costs for the years ended December 31, 2010 and 2009 were $4.2 million and $4.0 million, respectively.

Prior to November 1, 2008, certain current and former employees of the Company and its subsidiaries were members of a group medical and group life plan, were covered under a qualified defined benefit pension plan, and were eligible to participate in a defined contribution 401(k) retirement plan, each of which was sponsored by PNX and administered by a third-party administrator. The PNX qualified pension and 401(k) retirement plans complied with the requirements established by the Employee Retirement Income Security Act of 1974 (“ERISA”). Prior to November 1, 2008, the Company was charged by Phoenix Life for its costs under these plans and for the Company’s matching portion of the 401(k) retirement plan. Employee benefit costs were $6.8 million for 2008. The Company does not maintain a qualified or non-qualified defined benefit plan.

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

Recent Accounting Pronouncements

In June 2009, the FASB amended ASC 810, Consolidation and ASC 860, Transfers and Servicing. ASC 810 and ASC 860, as amended, provide significant changes in the manner in which entities account for securitizations and special-purpose entities. The Company adopted this guidance effective January 1, 2010. The adoption did not have a significant impact on our financial position or results of operations.

3.	Goodwill and Intangible Assets

Intangible assets are summarized as follows:

	December 31,
	2010	2009
($ in thousands)
Definite-lived intangible assets:
Investment contracts	$271,568	$268,512
Accumulated amortization	(248,081)	(243,158)

Definite-lived intangible assets, net	23,487	25,354
Indefinite-lived intangible assets	29,490	29,490

Total intangible assets, net	$52,977	$54,844

Variable Insurance Funds

On November 5, 2010, the Company acquired the rights to advise and distribute the former Phoenix Edge Series Funds (excluding certain of the funds to be merged into a third-party variable insurance trust) from Phoenix Variable Advisors, Inc. (“PVA”). Under the terms of the agreement, during the three years following the closing, the Company is required to make quarterly payments to PVA based upon fixed percentages of the average assets under management. The estimated fair value of the acquired contracts of $2.1 million and a corresponding contingent liability were recorded in the Company’s Consolidated Balance Sheet as of the adoption date. The transaction was accounted for as an asset purchase and accordingly, transaction costs of $0.6 million were capitalized as of the adoption date. The acquired contracts and related costs are being amortized on a straight-line basis over the estimated useful life of sixteen years.

Activity in intangible assets and goodwill is as follows:

	Years Ended December 31,
	2010	2009	2008
($ in thousands)
Intangible assets
Balance, beginning of period	$54,844	$60,985	$208,176
Purchases	3,055	930	1,083
Goodwin distribution to former parent	—	—	(12,898)
Amortization	(4,922)	(7,071)	(25,132)
Impairment	—		(110,244)

Balance, end of period	$52,977	$54,844	$60,985

Goodwill
Balance, beginning of period	$4,795	$4,795	$454,369
Goodwin distribution to former parent	—	—	(554)
Impairment	—	—	(449,020)

Balance, end of period	$4,795	$4,795	$4,795

Definite-lived intangible asset amortization for the next five years is estimated as follows: 2011—$3.9 million, 2012—$3.8 million, 2013—$3.8 million, 2014—$3.7 million, 2015—$3.1 million and thereafter—$5.2 million. At December 31, 2010, the weighted average estimated remaining amortization period for definite-lived investment contracts is 7.2 years.

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

The Company’s marketable securities consist of both trading (including securities held by a broker-dealer affiliate) and available-for-sale securities. The composition of the Company’s marketable securities is summarized as follows:

December 31, 2010

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Affiliated mutual funds	$8,368	$(1,169)	$1,158	$8,357
Available-for-sale:
Affiliated closed-end funds	1,981	(68)	3	1,916

Total marketable securities	$10,349	$(1,237)	$1,161	$10,273

December 31, 2009

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Equity securities, affiliate equity strategy	$456	$—	$219	$675
Affiliated mutual funds	8,017	(1,827)	790	6,980

Total trading securities	8,473	(1,827)	1,009	7,655

Available-for-sale:
Affiliated closed-end funds	1,863	(74)	—	1,789

Total marketable securities	$10,336	$(1,901)	$1,009	$9,444

At December 31, 2010 and 2009, all of the Company’s financial instruments that are measured at fair value, which consist solely of mutual funds and marketable securities, utilize a Level 1 valuation technique which, as defined in ASC 820, is quoted prices in active markets for identical assets or liabilities.

5.	Furniture, Equipment and Leasehold Improvements

Furniture, equipment, and leasehold improvements are summarized as follows:

	December 31,
	2010	2009
($ in thousands)
Furniture and office equipment	$7,673	$7,634
Computer equipment and software	4,869	5,039
Leasehold improvements	5,618	5,592

	18,160	18,265
Accumulated depreciation and amortization	(11,603)	(10,024)

Furniture, equipment and leasehold improvements, net	$6,557	$8,241

6.	Long-Term Investments and Other Assets

Long-term investments and other assets include deferred commissions, equity method investments, deferred compensation plan assets and security deposits. A summary of the significant items included in this caption is as follows:

Deferred Commissions

Deferred commissions are commissions paid to broker-dealers on sales of mutual fund shares. Deferred commissions are recovered by the receipt of monthly asset-based distributor fees from the mutual funds or contingent deferred sales charges received upon redemption of shares within one to five years, depending on the share class. The deferred costs resulting from the sale of shares are amortized on a straight-line basis over a one to five-year period, depending on the fund, or until the underlying shares are redeemed. Deferred commissions were $3.2 million and $2.6 million at December 31, 2010 and 2009, respectively.

Inverness Partnerships

At December 31, 2010 and 2009, the Company had a 23% interest in Inverness/Phoenix Capital LLC (“IPC”). IPC is a joint venture with Inverness Management LLC, an unrelated third-party. IPC acts as a general partner to a private equity limited partnership, Inverness /Phoenix Partners LP (“IPP”), in which the Company also owns an interest. IPP is approaching the end of its contractual life and will be dissolved after the disposition of its single remaining portfolio investment. IPC and IPP are accounted for using the equity method. The Company’s share of the earnings of unconsolidated investments is included in other income in the Consolidated Statements of Operations.

At December 31, 2010 and 2009, the Company’s investment in IPP was $0.3 million and $0.3 million, respectively. At December 31, 2010 and 2009, the Company had a liability of $1.2 million and $1.3 million, respectively, recorded in other accrued liabilities in the Company’s Consolidated Balance Sheet to reflect a negative capital balance associated with the Company’s general partnership interest in IPC as the Company may be required to refund distributions previously received, depending on the future performance of the remaining investment held in IPP.

Deferred Compensation

The Company has a non-qualified retirement plan (the “Excess Incentive Plan”) that allows certain employees to voluntarily defer compensation. Under the Excess Incentive Plan, participants elect to defer a portion of their compensation which the Company then contributes into a trust. Each participant is responsible for designating investment options for assets they contribute and the ultimate distribution paid to each participant reflects any gains or losses on the assets realized while in the trust. The Company holds Excess Incentive Plan assets in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. Assets held in trust, included in long-term investments and other assets in the Company’s Consolidated Balance Sheet, are $2.3 million and $2.1 million at December 31, 2010 and 2009, respectively. The associated deferred compensation obligation to participants, included in lease obligations and other long-term liabilities in the Company’s Consolidated Balance Sheet, is $2.3 million and $2.1 million at December 31, 2010 and 2009, respectively. Assets held in trust consist of mutual funds and are recorded at fair value, utilizing Level 1 valuation techniques.

7.	Income Taxes

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2010	2009	2008
($ in thousands)
Current
Federal	$—	$—	$3,419
State	467	81	360

Total current tax expense	467	81	3,779

Deferred
Federal	(172)	—	(61,062)
State	218	40	(4,225)

Total deferred tax expense (benefit)	46	40	(65,287)

Total expense (benefit) for income taxes	$513	$121	$(61,508)

The following presents a reconciliation of the provision (benefit) for income taxes computed at the federal statutory rate to the provision (benefit) for income taxes recognized in the consolidated statements of operations for the periods indicated:

	Years Ended December 31,
	2010		2009		2008
($ in thousands)
Tax at statutory rate	$3,554	35%	$(2,227)	(35)%	$(206,708)	(35)%
State taxes, net of federal benefit	442	4%	70	1%	(2,512)	(3)%
Goodwill amortization and impairments	—	—%	—	—%	83,957	14%
Affiliated stock loss	(72,397)	(713)%	—	—%	—	—%
Adjustments to tax accruals	—	—%	1,313	21%	—	—%
Contingency reserve	—	—%	—	—%	(500)	—%
Change in valuation allowance	69,109	681%	836	13%	80,488	16%
Goodwin spin	—	—%	—	—%	(14,917)	(2)%
Other, net	(195)	(2)%	129	2%	(1,316)	—%

Income tax expense (benefit)	$513	5%	$121	2%	$(61,508)	(10)%

Deferred taxes resulted from temporary differences between the amounts reported in the consolidated financial statements and the tax basis of assets and liabilities. The tax effects of temporary differences are as follows:

	December 31,
	2010	2009
($ in thousands)
Deferred tax assets:
Intangible assets	$68,449	$86,333
Net operating losses	16,506	23,663
Capital loss carryforward	94,353	2,621
Other	3,660	3,100

Gross deferred tax assets	182,968	115,717
Valuation allowance	(177,863)	(108,754)

Gross deferred tax assets after valuation allowance	5,105	6,963

Deferred tax liabilities:
Intangible assets	(12,827)	(14,031)
Other investments	(1,063)	(1,499)

Gross deferred tax liabilities	(13,890)	(15,530)

Deferred tax liability, net	$(8,785)	$(8,567)

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

During the year ended December 31, 2009, due to known changes in the Company’s stockholder base, management conducted a study to evaluate whether a change of control had occurred as defined under Internal Revenue Code Section 382 (“Section 382”). Section 382 imposes limits on the amount of annual net operating losses and realized built in losses that can be used to offset taxable income in situations where a taxable entity experiences a greater than 50% change in ownership. Management concluded that a change of control has occurred, however, the Section 382 limitations did not result in the loss or limitation in the availability of the use of federal net operating loss carryovers, however, the change in control did result in a reduction in the amount of amortization that the Company can deduct in computing federal taxable income each year.

For the year ended December 31, 2010, the Company recorded a capital loss in the amount of $93 million related to the dissolution of one of its inactive, wholly-owned subsidiaries. The amount recorded is based upon the capital loss carryforward that would be available to the Company after the application of the above mentioned Section 382 limitation on the utilization of certain losses. Because of the uncertainty as to whether the Company would be able to generate sufficient capital gains to realize the post-limitation capital loss carryforward, a full valuation allowance has been recorded against the resulting deferred tax asset.

As of December 31, 2010, the Company had deferred tax assets of $10.4 and $81.5 million related to net operating losses and capital losses, respectively, for federal income tax purposes. The related federal net operating loss carryovers are scheduled to begin to expire in the year 2019. The related federal capital loss carryovers are scheduled to expire beginning in year 2016. As of December 31, 2010, the Company had deferred tax assets of $6.1 million and $12.8 million related to net operating losses and capital losses, respectively, for state income tax purposes. The related state net operating loss carryovers are scheduled to begin to expire in the year 2015. The related state capital loss carryovers are scheduled to expire beginning in year 2011.

The Company recorded a valuation allowance of $177.9 million and $108.8 million at December 31, 2010 and 2009, respectively, with respect to certain temporary differences because management believes it is more likely than not that the Company will not realize the deferred tax assets associated with these basis differences.

Activity in unrecognized tax benefits is as follows:

	Years Ended December 31,
	2010	2009	2008
($ in thousands)
Balance, beginning of year	$—	$—	$500
Decrease related to tax positions taken in prior years	—	—	(500)
Income related to positions taken in the current year	—	—	—

Balance, end of year	$—	$—	$—

The Company would record interest and penalties related to income taxes as a component of income tax expense. The Company recorded no interest or penalties related to uncertain tax positions at December 31, 2010, 2009 and 2008. Based upon the timing and status of its current examinations by taxing authorities, the Company does not believe that it is reasonably possible that any changes to the balance of unrecognized tax benefits occurring within the next 12 months will result in a significant change to the results of operations, financial condition or liquidity. In addition, the Company does not anticipate that there will be additional payments made or refunds received within the next 12 months with respect to the years under audit.

The earliest federal tax year open for examination is 2007. The earliest open years in the Company’s major state tax jurisdictions are 1998 and 2005 for Connecticut and New York, respectively. The Company does not believe that any adjustment from any open tax year will result in a material change in the Company’s financial position.

8.	Long-Term Debt

Credit Facility

The Company has a Credit Facility, as amended through August 2, 2010, that provides a senior secured revolving credit facility for the Company that matures in September 2013. The amended Credit Facility provides borrowing capacity of up to $30.0 million, with a $2.0 million sub-limit for the issuance of standby letters of credit. Borrowings under the Credit Facility may not at any time exceed a minimum asset coverage ratio of 1.25, which in general represents the sum of the Company’s cash, marketable securities and investment management fee receivables, excluding certain specified assets, to total outstanding indebtedness (including outstanding letters of credit). The Credit Facility is secured by substantially all of the assets of the Company. At December 31, 2010 and 2009, $15.0 million was outstanding under the Credit Facility. As of December 31, 2010, the Company had the capacity to draw on the entire amount of the Credit Facility.

Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at the Company’s option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate (as defined in the Credit Facility), plus an applicable margin, effective August 2, 2010, that ranges from 1.25% to 3.00%. At December 31, 2010, the interest rate in effect for the Credit Facility was 2.75%, exclusive of the amortization of deferred financing costs. Under the terms of the Credit Facility the Company is also required to pay certain fees, including an annual commitment fee of 0.50% on undrawn amounts and a letter of credit participation fee at an annual rate equal to the applicable margin as well as any applicable fronting fees, each of which is payable quarterly in arrears.

The Credit Facility contains customary restrictive covenants, including covenants that restrict (subject in certain instances to minimum thresholds or exceptions) the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create liens, merge or make acquisitions, dispose of assets, enter into leases, sale/leasebacks or acquisitions of capital stock, and make distributions, dividends, loans, guarantees, investments or capital expenditures, among other things. In addition, the Credit Facility contains certain financial covenants, the most restrictive of which include, effective August 2, 2010: (i) minimum required consolidated net worth as of any fiscal quarter end (total stockholders’ equity plus the liquidation preference of outstanding convertible preferred shares) to be at least $65.0 million, plus adjustments for net income, redemptions of convertible securities and equity issuances, if any, after September 1, 2009, (ii) minimum consolidated assets under management (excluding money market funds) of $15.0 billion as of each quarter end through March 31, 2012 and $18.0 billion as of any quarter end thereafter, (iii) minimum liquid assets having a fair value not less than $7.5 million, (iv) a minimum interest coverage ratio (generally, adjusted EBITDA to interest expense as defined in and for the period specified in the Credit Facility agreement) of at least 3.00:1, and (v) a leverage ratio (generally, total indebtedness as of any date to adjusted EBITDA as defined in and for the period specified in the Credit Facility agreement) of no greater than 2.75:1. For purposes of the Credit Facility, adjusted EBITDA generally means, for any period, net income of the Company before interest expense, income taxes, depreciation and amortization expense, and excluding non-cash stock-based compensation, unrealized mark-to-market gains and losses, certain severance, and certain non-cash non-recurring gains and losses as described in and specified under the Credit Facility. At December 31, 2010, the Company was in compliance with all financial covenants.

The Credit Facility also contains customary provisions regarding events of default which could result in an acceleration of amounts due under the facility, including failure to pay principal or interest when due, failure to satisfy or comply with covenants, change of control, certain judgments, invalidation of liens, and cross-default to other debt obligations.

Notes Payable

Prior to the Credit Facility, the Company entered into various note payable and debt agreements with PNX. Interest was payable in arrears at annual rates of 9.00% and 6.55% for the years ended December 31, 2009 and 2008, respectively. In connection with the Company’s entry into the Credit Facility, on September 1, 2009 the Company repaid the previously outstanding $18.0 million note payable principal in full along with unpaid and accrued interest using $15.0 million of proceeds from the Credit Facility and $3.0 million of cash on hand.

9.	Commitments and Contingencies

Legal Matters

The Company is regularly involved in litigation and arbitration as well as examinations, inquiries, and investigations by various regulatory bodies, including the SEC, involving our compliance with, among other things, securities laws, client investment guidelines, laws governing the activities of broker-dealers and other laws and regulations affecting our products and other activities. Legal and regulatory matters of this nature may involve activities as an employer, issuer of securities, investor, investment advisor, broker-dealer or taxpayer. The Company believes that the outcomes of its legal or regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on its consolidated financial condition. However, it is not feasible to predict the ultimate outcome of all legal claims or matters or provide reasonable ranges of potential losses, and in the event of unexpected subsequent developments and given the inherent unpredictability of these legal and regulatory matters, there can be no assurance that our assessment of any claim, dispute, regulatory examination or investigation or other legal matter will reflect the ultimate outcome and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.

Variable Insurance Funds

On November 5, 2010, the Company acquired the rights to advise and distribute the former Phoenix Edge Series Funds (excluding certain of the funds to be merged into a third-party variable insurance trust) from Phoenix Variable Advisors, Inc. (“PVA”). Under the terms of the agreement, during the three years following the closing, the Company is required to make quarterly payments to PVA based upon fixed percentages of the average assets under management. The estimated fair value of the contingent liability was recorded in other accrued liabilities and other long-term liabilities in the Company’s Consolidated Balance Sheet as of the adoption date.

Insight Funds

The Company acquired the rights to advise, distribute and administer the Insight Funds from Harris Investment Management, Inc. (“Harris”), a subsidiary of Harris Bankcorp, in May 2006 for $4.1 million plus $1.3 million of transaction costs. As discussed further in Note 12, Harris is a related party of the Company. Under the terms of the agreement, for the first four years after becoming the advisor of the Insight Funds, the Company agreed to pay Harris Bankcorp 50% of the net profit earned by the Company on the money market funds acquired from Harris Bankcorp. The Company made cumulative annual payments to Harris related to this agreement totaling $4.0 million through the year ended December 31, 2010. The final annual payment of $0.8 million, for the measurement period ended in May 2010, was made on August 18, 2010. The initial purchase price and these additional money market payments have been allocated to identified intangible assets and are being amortized over periods ranging from one to five years. Harris continues to manage the majority of the Insight Funds as sub-advisor.

Additionally, the Company entered into a strategic partnership agreement with Harris, whereby Harris would be available to the Company as a sub-advisor for non-Harris funds. Harris was subsequently appointed a sub-advisor to certain funds. The agreement includes a provision that requires the Company to pay on the fifth anniversary of the closing date an amount equal to the lesser of (i) $20.0 million, less certain cash flows paid to Harris from the closing date to the fifth anniversary of the closing date or (ii) $35.0 million, adjusted by a factor representing the percentage of average assets that are sourced by Harris after five years. The calculations are based on facts that can only be determined at the end of five years, and there are significant variables that can impact such calculations. The Company has performed a projected calculation and determined that no payment would be required based on current facts and circumstances. The Company does not believe that it is probable that a liability has been incurred.

Other Matters

The Company indirectly guarantees the activities of its broker-dealer subsidiary. In addition, in the ordinary course of business the Company may enter into contracts with third parties pursuant to which the third parties provide services on the Company’s behalf or the Company provides services on behalf of the third parties. In certain circumstances, the Company may agree to indemnify the third-party service provider. The terms of indemnification may vary from contract to contract and the amount of indemnification liability, if any, cannot be determined. The Company made no payments to third parties in 2010, 2009 or 2008 and has recorded no liabilities with regard to commitments as of December 31, 2010. The Company believes that any risk of loss for direct or indirect guarantees is not probable and would not have a material impact on the Company’s operating results or financial position.

Lease Commitments

The Company incurred rental expenses, primarily related to office space, on operating leases of $2.5 million, $2.8 million and $6.5 million in 2010, 2009 and 2008, respectively, and received income from subleases of $0.3 million, $0.3 million and $1.7 million in 2010, 2009 and 2008, respectively. The Company is committed to the following future net minimum lease payments under non-cancelable leases:

		Income	Net
	Lease	From	Lease
	Payments	Subleases	Payments
($ in thousands)
2011	$2,849	$104	$2,745
2012	2,557	—	2,557
2013	1,697	—	1,697
2014	527	—	527
2015	491	—	491
2016 and thereafter	1,117	—	1,117

	$9,238	$104	$9,134

10.	Capital and Reserve Requirement Information

As a broker-dealer registered with the SEC, our subsidiary VP Distributors Inc. (“VPD”) is subject to certain rules regarding minimum net capital. VPD operates pursuant to Rule 15c3-1, paragraph (a) of the Securities Exchange Act of 1934 and, accordingly, is required to maintain a ratio of “aggregate indebtedness” to “net capital” (as those items are defined in the rule) which may not exceed 15.0 to 1.0.

Aggregate indebtedness, net capital, and the resultant ratio for VPD were as follows:

	December 31,
	2010	2009
($ in thousands)
Aggregate indebtedness	$19,315	$13,142
Net capital	4,812	5,802
Ratio of aggregate indebtedness to net capital	4.0 to 1	2.3 to 1

VPD’s minimum required net capital at December 31, 2010 and 2009 based on its aggregate indebtedness on those dates was $1.3 million and $0.9 million, respectively.

The operations of VPD do not include the physical handling of securities or the maintenance of open customer accounts. Accordingly, VPD is exempt from the reserve provisions of Rule 15c3-3 under the exemption allowed by paragraph (k)(2)(i) of such rule.

11.	Restructuring and Severance

During 2008, the Company consolidated certain overlapping investment strategies and closed two locations, resulting in employee headcount reductions and lease abandonments. Lease losses associated with various abandoned office space have been recognized representing the Company’s best estimate of the present value of the amount owed under the leases reduced by sub-lease income. Lease abandonment costs are summarized as follows:

	2010	2009	2008
($ in thousands)
Beginning unpaid balance	$1,095	$1,835	$3,693
Restructuring expense related to lease abandonment	—	—	848
Costs paid	(835)	(740)	(2,706)

Ending unpaid balance	$260	$1,095	$1,835

For the years ended December 31, 2010, 2009 and 2008, severance costs, which are generally paid within a short duration of being incurred, were $1.6 million, $1.1 million and $3.9 million.

12.	Related Party Transactions

Harris Bankcorp Related Party Transactions

Effective as of December 31, 2008, Harris Bankcorp owns 100% of the Company’s outstanding shares of Series B Convertible Preferred Stock. The Company acquired the rights to advise, distribute and administer the Insight Funds from Harris Investment Management, Inc., a subsidiary of Harris Bankcorp, in May 2006 as further discussed in Note 9.

Sub-advisory investment management fees, pursuant to its strategic partnership agreement with Harris, which are netted against investment management fees in the Company’s Consolidated Statements of Operations, and distribution and administration fee expenses paid or payable to Harris Bankcorp related to the Insight Funds, are summarized as follows:

	Years ended December 31,		Period from October 31, through December 31, 2008
	2010	2009
($ in thousands)
Sub-advisory investment management fees	$4,039	$5,791	$979
Distribution and administration expenses	583	2,997	270

Total fees and expenses related to Harris Bankcorp	$4,622	$8,788	$1,249

At December 31, 2010 and 2009, $0.5 million and $0.9 million was payable to Harris Bankcorp and its affiliates related to sub-advisory investment management fees and distribution fees in accordance with the above agreement. At December 31, 2009, $0.4 million was payable to Harris Bankcorp and its affiliates related to the money market earn-out obligation in accordance with the above agreement. The final annual money market earnout payment of $0.8 million, for the measurement period ended in May 2010, was made on August 18, 2010.

Phoenix Related Party Transactions

Revenues

Prior to the spin-off, the Company managed assets and provided other investment advisory services to PNX and Phoenix Life, which at the time were related parties. Revenues earned from managing related party assets were $15.7 million, including management fees and other income and fees of $15.1 million and $0.6 million, respectively, for the year ended December 31, 2008.

The Company received management fees of 0.10% of the net asset value of the Phoenix Life General Account assets under management in 2008. The Company’s transactions with Phoenix Life represented 8% of total revenue for the year ended December 31 2008. The revenues related to Phoenix Life were, and continue to be, managed by Goodwin, which is no longer part of the Company effective December 31, 2008.

Operating Expenses

Prior to the spin-off, Phoenix Life provided certain administrative services at the request of the Company. Additionally, certain of the Company’s active and retired employees participated in the Phoenix Life multi-employer retirement and benefit plans prior to the spin-off (see Note 2). Operating expenses of $18.9 million were recorded by the Company for significant services provided by Phoenix Life for the year ended December 31, 2008. The Company paid these charges based on contractual agreements. Computer services were based on actual or specified usage. Other charges were based on hourly rates, square footage or head count. The Company reimbursed Phoenix Life for employee related charges based on actual costs paid by Phoenix Life. Management believes that the methods used by Phoenix Life to allocate these expenses to the Company were reasonable.

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

13.	Series B Convertible Preferred Stock

On October 31, 2008 and December 31, 2008, the former parent company of the Company sold a total of 45,000 shares of Series B Convertible Preferred Stock (“Series B”) for net proceeds of $35.0 million. Harris Bankcorp, a related party as discussed further in Note 12, owns 100% of the outstanding Series B. On August 2, 2010, the Company issued notice to exercise its call option to redeem 9,783 shares of the Series B and Harris Bankcorp elected to convert the 9,783 shares of Series B, including dividends that had been accrued but not yet declared, into 378,446 shares of common stock. The conversion of the 9,783 shares of Series B preferred shares was effected on August 6, 2010. Accrued and undeclared preferred stock dividends on the converted shares for the period July 1, 2010 through the conversion date were settled on the conversion date through the issuance of 3,621 shares of the Company’s common stock.

The Series B is entitled to one vote for each share of our common stock into which the Series B is then convertible on all matters to be voted on by our shareholders, other than the election of directors; provided that the Series B is entitled to vote as a separate class to elect a Series B director (and Harris Bankcorp is entitled to nominate another director for election by our common stock holders). Significant terms of the Series B Convertible Preferred Stock include:

Dividends

The holders of our Series B are entitled to receive dividends, when and if declared by the Company’s board of directors (excluding those directors that represent Harris Bankcorp who do not vote on Series B dividends), equal to 8.0% per annum of the stated value of the Series B, before any dividends are declared or paid upon any equity securities of the Company that rank junior to the Series B with respect to payment of dividends or rights upon liquidation. Subject to certain limitations, these dividends may be paid either in cash or additional shares of our Series B, at the discretion of the Company subject to approval by the Series B holders of additional authorized Series B shares in the case of payment of any dividend in the form of additional Series B shares. In addition, the holders of our Series B are currently entitled to share in any dividends paid on shares of our common stock on a pro rata basis with the holders of our common stock.

Dividends payable on our Series B are cumulative and will continue to accumulate daily, whether or not declared and paid and whether or not there are net profits legally available for the payment of dividends. Subject to certain exceptions, if the Company fails to pay any dividend required to be paid to the holders of the Series B, no dividends may be declared or paid on any common stock or other junior stock, and no redemption or acquisition of our common stock may be made by the Company, until all required dividends on our Series B have been paid in full. Under the terms of our Credit Facility, payment of dividends on the Series B Convertible preferred Stock, plus any other restricted payments (as defined in the Credit Facility), may not exceed 75% of free cash flow (as defined in the Credit Facility) for any quarter and are also restricted from being declared and paid if a default or event of default exists.

In the event that the Company at any time elects to pay the quarterly dividend on the Series B in additional shares of preferred stock (subject to approval by the Series B holders of additional authorized Series B shares), any such issued preferred shares could also be converted into shares of the Company’s common stock, which, if such conversion were to occur, would result in additional dilution of the Company’s common stock. In addition, any additional shares of Series B issued would generally be entitled to all other rights our of the current Series B shares.

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

Conversion

Holders of Series B may convert any or all of their shares into shares of Company common stock at any time at the conversion rate set out below. In the event that the holders of a majority of the outstanding Series B approve a conversion of the Series B, all outstanding shares of Series B will be converted automatically into shares of Company common stock at the conversion rate set out below.

The conversion rate for each share of Series B is currently 38.3139 shares of our common stock for each share of Series B. The conversion rate is subject to customary anti-dilution adjustments. In the event that the closing price of our common stock exceeds 175% of the then applicable conversion price for at least twenty days out of the previous thirty days on which our common stock has traded, we may elect to cause each share of Series B to be converted into shares of our common stock at the conversion rate then in effect. During the fourth quarter of 2010, the conversion feature of the Preferred Stock agreement described above was triggered when the Company’s common stock exceeded 175% of the then applicable conversion price for twenty days in which the common stock was traded. As a result of this triggering event, the Company may elect to cause each share of Series B Convertible Preferred Stock to be converted into shares of common stock of the Company at the conversion rate in effect. However, if the Company makes such an election, holders of Series B Convertible Preferred Stock may alternatively elect to retain their shares of Series B Convertible Preferred Stock and forfeit their right to thereafter participate in any dividends paid on our common stock while they continue to hold the preferred shares. The Company has not made this election as of the date of this filing.

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

14.	Stock-Based Compensation

Stock-based compensation expense is summarized as follows:

	Years Ended December 31,
	2010	2009	2008 (1)
($ in thousands)
Stock-based compensation expense	$3,894	$3,521	$2,468

(1)	Stock-based compensation in 2008 was related to RSUs and stock options indexed to PNX common stock prior to the spin-off.

During the years ended December 31, 2010 and 2009, stock-based compensation expense includes $0.8 million and $0.6 million, respectively, for performance-based awards earned by employees as part of annual and long-term incentive compensation plans. As of December 31, 2010, unamortized stock-based compensation expense for performance-based RSUs was $2.4 million with a weighted average remaining amortization period of 2.7 years.

During the years ended December 31, 2010 and 2009, respectively, 16,719 shares and 37,965 shares of common stock were granted as part of our directors’ annual retainer under the Plan to those non-employee members of the Company’s board of directors who receive compensation for his or her Board services. During the years ended December 31, 2010 and 2009, stock-based compensation expense includes $0.3 million and $0.5 million, respectively, in connection with these grants.

As of December 31, 2010, unamortized stock-based compensation expense for outstanding RSUs and stock options was $3.0 million and $0.7 million, respectively, with weighted average remaining amortization periods of 2.1 years and 1.7 years, respectively. The Company did not capitalize any stock-based compensation expenses during the years ended December 31, 2010, 2009 and 2008.

The Company has an Omnibus Incentive and Equity Plan (the “Plan”) under which officers, employees, directors and consultants may be granted equity-based awards, including RSUs, stock options and unrestricted shares of common stock. At December 31, 2010, 1,800,000 shares of common stock were authorized for issuance under the Plan, of which 805,501 remain available for grant. Each RSU entitles the holder to one share of Virtus common stock when the restriction expires. RSUs generally have a term of one to three years and may be either time-vested or performance-contingent. Stock options generally vest over three years and have a contractual life of ten years. Stock options are granted with an exercise price equal to the fair market value of the shares at the date of grant. The fair value of each RSU is estimated using the intrinsic value method which is based on the fair market value price on the date of grant. Prior to the spin-off, there were no Virtus RSUs or stock options outstanding. Upon the spin-off, all outstanding PNX stock options and RSUs held by Virtus employees were converted to Virtus stock options and RSUs in a manner intended to preserve the relative value of such awards. In total, 114,153 RSUs and 180,923 stock options were issued upon conversion.

Restricted stock unit activity for the year ended December 31, 2010 is summarized as follows:

		Weighted
		Average
	Number	Grant Date
	of shares	Fair Value
Outstanding at December 31, 2009	424,524	$14.13
Granted	137,017	$20.21
Forfeited	(35,147)	$15.70
Settled	(65,761)	$31.09

Outstanding at December 31, 2010	460,633	$13.39

The grant-date intrinsic value of RSUs granted during the year ended December 31, 2010 was $2.8 million. At December 31, 2010, outstanding RSUs have a weighted average remaining contractual life of 1.4 years. The weighted-average grant date fair value of RSUs granted in 2009 was $9.54 per share. The total fair value of RSUs vested during the years ended December 31, 2010 and 2009 was $1.5 million and $0.1 million, respectively.

Stock option activity for the year ended December 31, 2010 is summarized as follows:

		Weighted
	Number	Average
	of shares	Exercise Price
Outstanding at December 31, 2009	402,422	$21.13
Granted	18,763	$22.15
Exercised	(5,155)	$28.18
Forfeited	(29,840)	$24.40

Outstanding at December 31, 2010	386,190	$20.83

Vested and exercisable at December 31, 2010	137,860	$37.18

Options expected to vest at December 31, 2010	236,675	$11.82

The weighted-average grant-date fair value of options granted during the years ended December 31, 2010 and December 31, 2009 was $12.14 and $5.71, respectively. The weighted-average remaining contractual term for options outstanding at December 31, 2010 and December 31, 2009 was 7.0 and 7.7 years, respectively. The weighted-average remaining contractual term for options vested and exercisable at December 31, 2010 was 4.5 years. The weighted-average remaining contractual term for options expected to vest at December 31, 2010 was 8.3 years. At December 31, 2010, the aggregate intrinsic value of options outstanding, options vested and exercisable, and options expected to vest was $9.5 million, $1.1 million, and $7.9 million, respectively. The total grant-date fair value of options vested during the years ended December 31, 2010 and December 31, 2009 was $0.5 million and $0.5 million, respectively. The total intrinsic value of options exercised in 2010 was $0.1 million.

The Company estimated the grant date fair value of stock options granted using the Black-Scholes option valuation model with the following assumptions:

	2010	2009
Expected dividend yield	0.0%	0.0%
Expected volatility	54.0%	62.0%
Risk-free interest rate	1.9%-3.0%	2.3%-2.7%
Expected life	6.5 years	6.5 years

Expected dividend yield—The Company has never declared or paid dividends on its common stock. We currently do not have any plans to pay cash dividends on our common stock.

Expected volatility—Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company based its estimated volatility on the historical volatility of a peer group of publically traded companies, which includes companies that are in the same industry or are competitors, because of the Company’s limited history as an independent public company.

Risk-free interest rate—This is the average U.S. Treasury rate at the time of grant having a term that most closely approximates the expected term of the option.

Expected life—This is the period of time that the option grants are expected to remain outstanding. The Company calculates the expected life of the options using the “simplified method” as prescribed under the provisions of ASC 718. The simplified method was used because sufficient historical exercise data necessary for the Company to provide a reasonable basis to estimate the expected life does not exist. The Company generally uses the midpoint between the end of the vesting period and the contractual life of the grant to estimate option exercise timing. The simplified method was applied for all options granted during 2009 and 2010.

The following table summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	of	Contractual	Option	of	Option
Range of Exercise Prices	Shares	Life	Price	Shares	Price
$9.40 - $23.59	230,509	8.4	$10.30	—
$25.51 - $29.81	19,169	4.3	$28.24	16,769	$28.63
$30.36 - $34.00	55,493	6.7	$31.19	40,255	$31.18
$37.99 - $46.52	81,019	3.7	$41.95	80,836	$41.94

	386,190	7.0	$20.83	137,860	$37.18

15.	Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Years Ended December 31,
	2010	2009	2008
($ in thousands, except share data)
Net Income (Loss)	$9,642	$(6,484)	$(529,088)
Preferred stockholder dividends	(3,289)	(3,760)	(470)
Allocation of earnings to preferred stockholders	(1,144)	—	—
Net Income (Loss) Attributable to Common Stockholders	$5,209	$(10,244)	$(529,558)
Basic:
Weighted-average number of shares outstanding	6,014	5,812	5,772
Earnings (loss) per share - basic	$0.87	$(1.76)	$(91.75)
Diluted:
Weighted-average number of shares outstanding	6,014	5,812	5,772
Plus: Incremental shares from assumed conversion of dilutive instruments	423	—	—
Adjusted weighted-average number of shares outstanding	6,437	5,812	5,772
Earnings (loss) per share - diluted	$0.81	$(1.76)	$(91.75)

For the year ended December 31, 2010, non-participating securities (stock options) representing 150,738 shares of common stock were excluded from the above computations of weighted-average shares for diluted earnings per share due to the antidilutive effect of the securities’ exercise prices as compared to the average market price of the common shares during the period, For the year ended December 31, 2009, non-participating securities (restricted stock units and stock options), which are summarized in Note 14, were excluded from the above computations of weighted-average shares for diluted loss per share due to the net loss for the period. Following the spin-off from our former parent company, the Company had 5,772,076 common shares outstanding at a par value of $0.01 per share. This number of common shares is being used to calculate basic earnings per share and diluted earnings per share for the year ended December 31, 2008. Prior to December 31, 2008, there were no stock options, restricted stock units or convertible preferred stock outstanding that were convertible into Virtus shares.

16.	Selected Quarterly Data (Unaudited)

	2010
	Fourth	Third	Second	First Quarter
($ in thousands, except share data)	Quarter	Quarter	Quarter	As Revised
Revenues	$40,739	$35,582	$34,788	$33,447
Operating Income (Loss)	4,450	2,897	1,217	707
Net Income (Loss) Attributable to Common Stockholders	3,071	2,406	(487)	124
Earnings (Loss) per share – Basic	$0.49	$0.39	$(0.08)	$0.02
Earnings (Loss) per share – Diluted	$0.45	$0.37	$(0.08)	$0.02

	2009
	Fourth Quarter	Third	Second	First
	As Revised	Quarter	Quarter	Quarter
Revenues	$33,325	$30,395	$27,181	$26,251
Operating Income (Loss)	1,292	(622)	(2,822)	(4,471)
Net Income (Loss) Attributable to Common Stockholders	409	(788)	(3,148)	(6,838)
Earnings (Loss) per share – Basic	$0.09	$(0.14)	$(0.54)	$(1.18)
Earnings (Loss) per share – Diluted	$0.07	$(0.14)	$(0.54)	$(1.18)

	2010
	First Quarter
	As Previously		First Quarter
	Reported	Adjustment (1)	As Revised
Net Income (Loss) Attributable to Common Stockholders	$160	$(36)	$124
Earnings (Loss) per share – Basic and Diluted	$0.03	$(0.01)	$0.02

	2009
	Fourth Quarter
	As Previously		Fourth Quarter
	Reported	Adjustment (1)	As Revised
Net Income (Loss) Attributable to Common Stockholders	$530	$(121)	$409
Earnings (Loss) per share – Diluted	$0.09	$(0.02)	$0.07

(1)	Adjustment relates to the hypothetical allocation of earnings to preferred stockholders in the determination of net income attributable to common stockholders as required under the two class method of calculating earnings per share.

In preparing the Company’s Condensed Consolidated Financial Statements for the three months ended September 30, 2010, the Company determined that for the first quarter of 2010 and the fourth quarter of 2009 previously reported basic and diluted earnings per share were overstated due to the omission of the hypothetical allocation of earnings to preferred stockholders in the determination of net income attributable to common stockholders as required under the two class method of calculating earnings per common share. Management concluded, based on an analysis of quantitative and qualitative factors, that the resulting effect of this overstatement of earnings per share was not material to each of the reporting periods affected and, therefore, amendment of previously filed reports with the Securities and Exchange Commission was not required.