Form 10-Q
period 2011-03-31
VIRTUS INVESTMENT PARTNERS, INC.
filed 2011-05-05
CIK 883237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of the registrant’s common stock was 6,240,043 as of April 28, 2011.

VIRTUS INVESTMENT PARTNERS, INC.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Virtus Investment Partners, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2011	December 31, 2010
($ in thousands, except share data)
Assets
Current Assets
Cash and cash equivalents	$33,003	$43,948
Trading securities, at fair value	9,826	8,357
Available-for-sale securities, at fair value	1,983	1,916
Accounts receivable	22,956	21,136
Prepaid expenses and other assets	4,077	3,009

Total current assets	71,845	78,366
Furniture, equipment, and leasehold improvements, net	6,311	6,557
Intangible assets, net	52,076	52,977
Goodwill	4,795	4,795
Long-term investments ($2,444 and $2,340 at fair value, respectively) and other assets	7,541	6,216

Total assets	$142,568	$148,911

Liabilities and Stockholders’ Equity
Current Liabilities
Accrued compensation and benefits	$8,416	$19,245
Accounts payable	5,478	4,229
Income taxes payable	122	61
Other accrued liabilities	6,699	5,938
Broker-dealer payable	5,003	4,687

Total current liabilities	25,718	34,160
Deferred taxes, net	8,785	8,785
Long-term debt	15,000	15,000
Lease obligations and other long-term liabilities	6,584	6,775

Total liabilities	56,087	64,720

Commitments and Contingencies (Note 11)
Series B redeemable convertible preferred stock (stated at liquidation value), $.01 par value, 45,000 shares authorized, 35,217 shares issued and outstanding, at March 31, 2011 and December 31, 2010, respectively	35,921	35,921

Stockholders’ Equity
Common stock, $.01 par value, 1,000,000,000 shares authorized; 6,307,900 shares issued and 6,237,900 shares outstanding at March 31, 2011 and 6,271,821 shares issued and 6,251,821 shares outstanding at December 31, 2010	63	63
Additional paid-in capital	913,686	912,942
Accumulated deficit	(859,166)	(863,503)
Accumulated other comprehensive loss	(282)	(308)
Treasury stock, at cost, 70,000 shares and 20,000 shares at March 31, 2011 and December 31, 2010, respectively	(3,741)	(924)

Total stockholders’ equity	50,560	48,270

Total liabilities and stockholders’ equity	$142,568	$148,911

See Notes to Condensed Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2011	2010
($ in thousands, except per share data)
Revenues
Investment management fees	$28,831	$24,414
Distribution and service fees	9,738	6,409
Administration and transfer agent fees	5,173	2,224
Other income and fees	379	400

Total revenues	44,121	33,447

Operating Expenses
Employment expenses	19,569	16,359
Distribution and administration expenses	11,077	7,344
Other operating expenses	7,350	6,983
Restructuring and severance	147	30
Depreciation and other amortization	489	495
Intangible asset amortization	1,046	1,529

Total operating expenses	39,678	32,740

Operating Income	4,443	707

Other Income (Expense)
Realized and unrealized gain on trading securities	561	349
Other (expense) income	(215)	68

Total other income, net	346	417

Interest Income (Expense)
Interest expense	(211)	(275)
Interest income	46	170

Total interest expense, net	(165)	(105)

Income Before Income Taxes	4,624	1,019
Income tax expense (benefit)	287	(41)

Net Income	4,337	1,060
Preferred stockholder dividends	(704)	(900)
Allocation of earnings to preferred stockholders	(654)	(36)

Net Income Attributable to Common Stockholders	$2,979	$124

Earnings per share - Basic	$0.48	$0.02

Earnings per share - Diluted	$0.43	$0.02

Weighted Average Shares Outstanding - Basic (in thousands)	6,242	5,833

Weighted Average Shares Outstanding - Diluted (in thousands)	6,913	6,143

See Notes to Condensed Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2011	2010
($ in thousands)
Cash Flows from Operating Activities:
Net income	$4,337	$1,060
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and other amortization	489	495
Intangible asset amortization	1,046	1,529
Stock-based compensation	841	845
Amortization of deferred commissions	1,569	1,045
Payments of deferred commissions	(2,886)	(1,378)
Equity in earnings of affiliates, net of dividends	111	(66)
Realized and unrealized gains on trading securities	(561)	(349)
Purchases of trading securities, net	(908)	(8)
Changes in operating assets and liabilities:
Accounts receivable	(1,820)	572
Prepaid expenses and other assets	(1,021)	132
Accounts payable and accrued liabilities	(8,596)	(8,666)
Income taxes payable	61	(407)
Other liabilities	545	125

Net cash used in operating activities	(6,793)	(5,071)

Cash Flows from Investing Activities:
Capital expenditures	(213)	(79)
Purchase of investment management contracts	(141)	—
Purchase of available-for-sale securities	(41)	(8)

Net cash used in investing activities	(395)	(87)

Cash Flows from Financing Activities:
Contingent consideration paid for acquired investment management contracts	(145)	—
Preferred stock dividends paid	(704)	(900)
Repurchase of common shares, net	(2,817)	—
Proceeds from exercise of stock options	394	—
Taxes paid related to net share settlement of RSUs	(485)	(345)

Net cash used in financing activities	(3,757)	(1,245)

Net decrease in cash	(10,945)	(6,403)
Cash and cash equivalents, beginning of period	43,948	28,620

Cash and Cash Equivalents, end of period	$33,003	$22,217

Supplemental Cash Flow Information:
Interest paid	$103	$131
Income taxes paid, net	$225	$366

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of the Company’s financial condition and results of operations. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Material intercompany accounts and transactions have been eliminated. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”). The Company’s significant accounting policies, which have been consistently applied, are summarized in the Company’s 2010 Annual Report on Form 10-K.

Certain prior period amounts in the Consolidated Statements of Cash Flows have been reclassified to conform to the current period presentation.

3.	Intangible Assets

Intangible assets are summarized as follows:

	March 31, 2011	December 31, 2010
($ in thousands)
Definite-lived intangible assets:
Investment contracts	$271,709	$271,568
Accumulated amortization	(249,123)	(248,081)

Definite-lived intangible assets, net	22,586	23,487
Indefinite-lived intangible assets	29,490	29,490

Total intangible assets, net	$52,076	$52,977

Activity in intangible assets is as follows:

	Three Months Ended March 31,
	2011	2010
($ in thousands)
Intangible assets
Balance, beginning of period	$52,977	$54,844
Purchases	141	199
Amortization	(1,042)	(1,529)

Balance, end of period	$52,076	$53,514

4.	Marketable Securities

The Company’s marketable securities consist of both trading (including securities held by a broker-dealer affiliate) and available-for-sale securities. The composition of the Company’s marketable securities is summarized as follows:

March 31, 2011
	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Affiliated mutual funds	$9,230	$(796)	$1,392	$9,826
Available-for-sale:
Affiliated closed-end funds	2,022	(69)	30	1,983

Total marketable securities	$11,252	$(865)	$1,422	$11,809

December 31, 2010
	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Affiliated mutual funds	$8,368	$(1,169)	$1,158	$8,357
Available-for-sale:
Affiliated closed-end funds	1,981	(68)	3	1,916

Total marketable securities	$10,349	$(1,237)	$1,161	$10,273

At March 31, 2011 and December 31, 2010, all of the Company’s financial instruments that are measured at fair value, which consist solely of mutual funds and marketable securities, utilize a Level 1 valuation technique which, as defined in ASC 820, Fair Value Measurements and Disclosures, is quoted prices in active markets for identical assets or liabilities.

5.	Income Taxes

In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the estimated effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.

In 2010, the Company recorded a deferred tax asset and corresponding valuation allowance for a capital loss in the amount of approximately $93.0 million related to the dissolution of one of its inactive, wholly-owned subsidiaries. In April 2011, the Company submitted a request for a private letter ruling (“PLR”) to the Internal Revenue Service related to the application of Internal Revenue Code Section 165(g)(3) which may allow the capital loss to be claimed as an ordinary loss in the Company’s 2010 federal income tax return. There can be no assurance that the Company will be successful in obtaining this PLR.

As of March 31, 2011, the Company has a valuation allowance offsetting all deferred tax assets. The future realization of the Company’s deferred tax assets depends on the availability of sufficient future taxable income of the appropriate character. Management is required to evaluate whether a valuation allowance should be maintained against deferred tax assets based on the consideration of available evidence using a “more likely than not” standard at each reporting date. In making this evaluation, management weighs available positive and negative evidence. Management considers, among other factors, the Company’s operating results, the global business environment and industry outlook. The deferred tax asset valuation allowance is maintained until sufficient positive evidence exists to support release of the allowance. Because evidence such as the Company’s operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, the Company’s cumulative losses during this three-year period represents sufficient negative evidence regarding the need for maintaining a full valuation allowance at this time.

It is reasonably possible that, if the Company continues to generate income over the near term, management may determine there is sufficient positive evidence as to the timing and amount of future taxable income to allow for the future release of the valuation allowance.

6.	Treasury Stock

During the three months ended March 31, 2011, the Company repurchased 50,000 common shares at a weighted-average price of $56.29 under the Company’s share repurchase program. The total cost of treasury shares acquired during the three months ended March 31, 2011 was approximately $2.8 million. There were no share repurchases during the three months ended March 31, 2010. At March 31, 2011, there were 280,000 shares of common stock remaining for repurchase under the share repurchase program.

7.	Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended March 31,
	2011	2010
($ in thousands)
Net income	$4,337	$1,060
Unrealized gain (loss) on available-for-sale securities, net of tax	26	(125)

Total comprehensive income	$4,363	$935

8.	Harris Bankcorp Related Party Transactions

The Company acquired the rights to advise, distribute and administer the Insight Funds from Harris Investment Management, Inc. (“Harris”), a subsidiary of Harris Bankcorp, in May 2006 as further discussed in Note 11.

Sub-advisory investment management fees, pursuant to its strategic partnership agreement with Harris, which are netted against investment management fees in the Company’s Condensed Consolidated Statements of Operations, and distribution and administration fee expenses paid or payable to Harris Bankcorp related to the Insight Funds, are summarized as follows:

	Three Months Ended March 31,
	2011	2010
($ in thousands)
Sub-advisory investment management fees	$839	$1,239
Distribution and administration expenses	77	113

Total fees and expenses related to Harris Bankcorp	$916	$1,352

At March 31, 2011 and December 31, 2010, $0.3 million and $0.5 million, respectively, was payable to Harris Bankcorp and its affiliates related to sub-advisory investment management fees, distribution and administration fees.

9.	Stock-based Compensation

The Company has an Omnibus Incentive and Equity Plan (the “Plan”) under which officers, employees, directors and consultants may be granted equity-based awards, including restricted stock units (“RSUs”), stock options and unrestricted shares of common stock. At March 31, 2011, 1,800,000 shares of common stock were authorized for issuance under the Plan, of which 689,850 remain available for issuance. Each RSU entitles the holder to one share of Virtus common stock when the restriction expires. RSUs generally have a term of two to three years and may be time-vested, performance-contingent or have a combination of both time and performance vesting features. Stock options generally vest over three years and have a contractual life of ten years. Stock options are granted with an exercise price equal to the fair market value of the shares at the date of grant.

Restricted Stock Units

RSU activity for the three months ended March 31, 2011 is summarized as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	460,633	$13.39
Granted	106,550	$51.23
Forfeited	(540)	$20.53
Settled	(35,255)	$24.84

Outstanding at March 31, 2011	531,388	$20.12

Stock Options

Stock option activity for the three months ended March 31, 2011 is summarized as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	386,190	$20.83
Granted	10,001	$55.29
Exercised	(9,260)	$42.52
Forfeited	(360)	$20.53

Outstanding at March 31, 2011	386,571	$21.20

Vested and exercisable at March 31, 2011	143,838	$36.20

Options expected to vest at March 31, 2011	230,596	$12.32

The weighted-average fair value of options granted during the three months ended March 31, 2011 and 2010, estimated as of the grant date using the Black-Scholes option valuation model was $27.57 per common share and $11.34 per common share, respectively. At March 31, 2011, outstanding stock options have an intrinsic value of $14.6 million.

The fair value of stock options granted under the Company’s stock plan was estimated on the grant date using the Black-Scholes option valuation model with the following assumptions:

	2011	2010
Expected dividend yield	0.0%	0.0%
Expected volatility	47.2%	53.6%
Risk-free interest rate	2.5%	3.0%
Expected life	6.5 years	6.5 years

The Company estimates volatility based on the historical volatility of a peer group of publicly traded companies, which includes companies that are in the same industry or are competitors, because of the Company’s limited history as an independent public company. The Company determines the expected life using the “simplified method” as allowed under generally accepted accounting principles.

During the three months ended March 31, 2011 and 2010, the Company recognized $0.8 million and $0.8 million, respectively, in total stock-based compensation expense. As of March 31, 2011, unamortized stock-based compensation expense for unvested RSUs and stock options was $7.1 million and $0.9 million, respectively, with weighted average remaining amortization periods of 1.5 years and 1.2 years, respectively.

During the three months ended March 31, 2011 and 2010, total stock-based compensation expense includes $0.1 million and $0.2 million, respectively, for performance-based awards earned by employees as part of annual and long-term incentive compensation plans.

10.	Earnings per Share

Net income per common share reflects application of the two-class method. The Company’s Series B shareholders are currently entitled to participate in any dividends paid on shares of our common stock on a pro rata basis with the holders of our common stock. Under the two-class method, during periods of net income, participating securities are allocated a proportional share of net income. During periods of net loss, no effect is given to participating securities since they do not share in the losses of the Company. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of net income.

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

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2011	2010
($ in thousands, except share data)
Net Income	$4,337	$1,060
Preferred stockholder dividends	(704)	(900)
Allocation of earnings to preferred stockholders	(654)	(36)

Net Income Attributable to Common Stockholders	$2,979	$124

Basic:
Weighted-average number of shares outstanding	6,242	5,833
Earnings per share - basic (1)	$0.48	$0.02
Diluted:
Weighted-average number of shares outstanding	6,242	5,833
Plus: Incremental shares from assumed conversion of dilutive instruments	671	310

Adjusted weighted-average number of shares outstanding	6,913	6,143

Earnings per share - diluted (1)	$0.43	$0.02

(1)	Amounts previously reported for the three months ended March 31, 2010 have been revised to reflect the application of the two class method of calculating earnings per share which resulted in a decrease of $0.01 per share in previously reported basic and diluted earnings per share.

For the three months ended March 31, 2011 and 2010, respectively, non-participating securities (stock options) representing 10,001 and 166,729 shares of common stock were excluded from the above computations of weighted-average shares for diluted earnings per share as the securities’ exercise prices are greater than the average market price of the common shares during the period.

11.	Commitments and Contingencies

Legal Matters

The Company is regularly involved in litigation and arbitration as well as examinations and investigations by various regulatory bodies, including the SEC, involving its compliance with, among other things, securities laws, client investment guidelines, laws governing the activities of broker-dealers and other laws and regulations affecting its products and other activities. Legal and regulatory matters of this nature may involve activities as an employer, issuer of securities, investor, investment advisor, broker-dealer or taxpayer. It is not feasible to predict the ultimate outcome of such legal claims or matters or provide reasonable ranges of potential losses. The Company believes that the outcomes of its legal or regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on its consolidated financial condition. However, in the event of unexpected subsequent developments and given the inherent unpredictability of these legal and regulatory matters, there can be no assurance that the Company’s assessment of any claim, dispute, regulatory examination or investigation or other legal matter will reflect the ultimate outcome and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.

Harris Strategic Partnership

In May 2006, the Company entered into a strategic partnership agreement with Harris, whereby Harris would be available to the Company as a sub-advisor for non-Harris funds. The agreement includes a provision that requires the Company to pay on the fifth anniversary of the closing date an amount equal to the lesser of (i) $20.0 million, less certain cash flows paid to Harris from the closing date to the fifth anniversary of the closing date or (ii) $35.0 million, adjusted by a factor representing the percentage of average assets that are sourced by Harris after five years. The Company has performed a projected calculation and determined that no payment would be required based on current facts and circumstances. The Company does not believe that it is probable that a liability has been incurred.

Inverness Partnerships

The Company has a 23% interest in Inverness/Phoenix Capital LLC (“IPC”). IPC is a joint venture with Inverness Management LLC, an unrelated third-party. IPC acts as a general partner to a private equity limited partnership, Inverness /Phoenix Partners LP (“IPP”), in which the Company also owns an interest. IPP is approaching the end of its contractual life and will be dissolved after the disposition of its single remaining portfolio investment.

At March 31, 2011 and December 31, 2010, the Company’s investment in IPP was $0.2 million and $0.3 million, respectively. At March 31, 2011 and December 31, 2010, the Company had a liability of $1.4 million and $1.2 million, respectively, recorded in other accrued liabilities in the Company’s Consolidated Balance Sheet to reflect a negative capital balance associated with the Company’s general partnership interest in IPC for distributions previously received by the Company. On April 29, 2011 the Company satisfied its obligation under the partnership agreement to refund previously received distributions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

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

Financial Highlights

Our total assets under management as of March 31, 2011 were $31.9 billion, which represents an increase of $6.3 billion from the $25.6 billion of assets under management at March 31, 2010. Total sales of $2.6 billion in the first quarter of 2011 increased 85.7% from $1.4 billion in the first quarter of 2010, driven by higher long-term open-end mutual fund sales. Mutual fund sales continue to be balanced between domestic equity, international equity, and fixed income investment strategies. During the quarter we generated sales of $0.6 billion from the Multi-Sector Short-Term Bond Fund, $0.6 billion from the domestic equity oriented Premium AlphaSector Fund, and $0.5 billion from the Emerging Markets Fund.

•

Long-term mutual fund sales increased $1.3 billion to $2.3 billion in the first quarter of 2011 from $1.0 billion in the first quarter of 2010. First quarter 2011 sales included $98.0 million from the secondary rights offering by the Zweig Total Return Fund, Inc., one of our five closed-end funds.

•

First quarter 2011 total positive net flows of $1.4 billion, primarily from mutual fund sales, and market appreciation of $0.9 billion contributed to the 8.1% increase in assets under management to $31.9 billion at March 31, 2011 from $29.5 billion at December 31, 2010.

•

Average assets under management, which generally correspond to our fee-earning asset levels, were $30.7 billion at March 31, 2011, an increase of 20.9% from $25.4 billion for the quarter ended March 31, 2010.

•

Total revenue was $44.1 million in the first quarter of 2011, an increase of 32.0% from $33.4 million in the first quarter of 2010, and investment management fees increased 18.1% in the first quarter of 2011 to $28.8 million from $24.4 million in the first quarter of 2010. Total revenue increased in the first quarter of 2011 as a result of increased mutual fund revenue and a full quarter of revenue from our variable insurance funds which we adopted in the fourth quarter of 2010.

•

Operating expenses increased $6.9 million or 21.1% to $39.7 million in the first quarter of 2011 compared with $32.7 million in the first quarter of 2010 reflecting increases in asset-based expenses that increase as assets under management increase, such as certain distribution and administrative expenses, and increases in variable sales-related expenses.

•

Operating income increased $3.7 million to $4.4 million in the first quarter of 2011 compared to the same period in the prior year primarily due to the strength of continued strong increases in long-term mutual fund and total sales.

•

Three new mutual funds were introduced in the first quarter of 2011, two of which utilize the AlphaSector™ analytical model to minimize portfolio risk during severe market downturns. A third new fund was introduced to allow investors to gain exposure to the ongoing and increasing global demand for commodities.

•

In the first quarter of 2011, we continued to repurchase common shares under our multi-year share repurchase program. Since the inception of the program in the fourth quarter of 2010, we have repurchased 70,000 common shares including 50,000 common shares repurchased in the first quarter of 2011.

Assets Under Management

At March 31, 2011, we managed $31.9 billion in total assets representing an increase of $6.3 billion or 24.6%, from the $25.6 billion managed at March 31, 2010. The increase in assets under management for the three months ended March 31, 2011 was due primarily to overall positive net flows of $1.4 billion and market appreciation of $0.9 billion. The positive net flows were primarily the result of strong sales of long-term open-end mutual fund products. Market appreciation for assets under management for the three months ended March 31, 2011 was consistent with the improving performance of the securities markets during the same period.

Assets Under Management by Product

The following table summarizes our assets under management by product:

	As of March 31,
	2011	2010
($ in millions)
Retail Assets
Mutual fund assets
Money market open-end funds	$2,614.6	$3,034.2
Long-term open-end funds	13,590.9	9,608.4
Closed-end funds	4,508.8	4,212.2

Total mutual fund assets	20,714.3	16,854.8

Variable Insurance Funds (1)	1,553.3	—

Separately managed accounts
Intermediary sponsored programs	2,088.6	1,687.1
Private client accounts	1,916.5	1,955.2

Total managed account assets	4,005.1	3,642.3

Total retail assets	26,272.7	20,497.1

Institutional Assets
Institutional accounts	4,627.1	4,219.1
Structured finance products	1,012.1	909.1

Total institutional assets	5,639.2	5,128.2

Total Assets Under Management	$31,911.9	$25,625.3

Average Assets Under Management	$30,702.6	$25,435.6

(1)	In November 2010, we became the advisor and distributor to $1.5 billion of variable insurance funds. We previously acted as the subadvisor to institutional mandates with a third-party variable insurance trust (“VIT”) representing $0.3 billion which was included in Institutional Assets as of March 31, 2010.

Assets Under Management by Asset Class

The following table summarizes our assets under management by asset class:

	As of March 31,
	2011	%	2010	%
($ in millions)
Asset Class
Equity	$16,405.3	51.4%	$11,897.4	46.4%
Fixed Income	12,097.4	37.9%	10,187.9	39.8%
Cash	3,409.2	10.7%	3,540.0	13.8%

Total	$31,911.9	100.0%	$25,625.3	100.0%

Asset Flows by Product

The following table summarizes our asset flows by product:

	Three Months Ended March 31,
	2011	2010
($ in millions)
Retail Products
Mutual Funds - Long-term
Beginning balance	$16,122.4	$13,159.1
Inflows	2,342.5	988.6
Outflows	(923.1)	(653.8)

Net flows	1,419.4	334.8
Market appreciation (depreciation)	568.3	348.3
Other (2)	(10.4)	(21.6)

Ending balance	$18,099.7	$13,820.6

Mutual Funds - Money Market
Beginning balance	$2,915.5	$3,930.6
Other (2)	(300.9)	(896.4)

Ending balance	$2,614.6	$3,034.2

Variable Insurance Funds (1)
Beginning balance	$1,538.5	$—
Other (2)	14.8	—

Ending balance	$1,553.3	$—

Separately Managed Accounts (3)
Beginning balance	$3,833.0	$3,551.8
Inflows	212.0	116.5
Outflows	(198.1)	(155.7)

Net flows	13.9	(39.2)
Market appreciation (depreciation)	221.5	135.9
Other (2)	(63.3)	(6.2)

Ending balance	$4,005.1	$3,642.3

Institutional Products (3)
Institutional Accounts (1)
Beginning balance	$4,087.7	$3,929.8
Inflows	48.9	294.7
Outflows	(69.2)	(183.1)

Net flows	(20.3)	111.6
Market appreciation (depreciation)	104.7	166.0
Other (2)	455.0	11.7

Ending balance	$4,627.1	$4,219.1

Structured Products
Beginning balance	$976.2	$868.4
Other (2)	35.9	40.7

Ending balance	$1,012.1	$909.1

Total
Beginning balance	$29,473.3	$25,439.7
Inflows	2,603.4	1,399.8
Outflows	(1,190.4)	(992.6)

Net flows	1,413.0	407.2
Market appreciation (depreciation)	894.5	650.2
Other (2)	131.1	(871.8)

Ending balance	$31,911.9	$25,625.3

(1)	In November 2010, we became the advisor and distributor to $1.5 billion of variable insurance funds. We previously acted as the subadvisor to institutional mandates with the third-party VIT representing $0.3 billion of variable insurance funds which was included in Institutional Products as of December 31, 2009 and March 31, 2010.

(2)	Comprised of mutual fund dividends distributed, net flows on cash management strategies and variable insurance funds, market appreciation (depreciation) on variable insurance funds and structured products, and acquisitions (dispositions) of investment contracts, as applicable.
(3)	Excluding cash management products, Separately Managed Accounts and Institutional Products ending assets under management are as follows:

	As of March 31,
	2011	2010
Separately Managed Accounts-Ending Assets	$3,943.5	$3,508.5
Institutional Products-Ending Assets	$4,906.2	$4,756.2

Average Fee Earning Assets Under Management and Average Basis Points

The following table summarizes average fee earning assets under management and average management fee basis points:

	Three Months Ended March 31,
	Average Fees Earned (expressed in BPs)		Average Fee Earning Assets ($ in millions)
	2011	2010	2011	2010
Products
Mutual Funds - Long-term (1)	44	44	$17,149.7	$13,504.5
Mutual Funds - Money Market (1)	5	5	2,777.8	3,465.8
Variable Insurance Funds (2)	40	—	1,550.5	—
Separately Managed Accounts (3)	50	49	3,833.0	3,551.8
Institutional Products (3)	28	40	5,391.6	4,913.5

All Products	38	39	$30,702.6	$25,435.6

(1)	Average fees earned are net of non-affiliated sub-advisory fees.
(2)	Average fees earned are net of non-affiliated sub-advisory fees and fund reimbursements.
(3)	Excluding cash management products, Separately Managed Accounts and Institutional Products average assets under management are as follows:

	Three Months Ended March 31,
	2011	2010
Separately Managed Accounts-Average Assets	$3,709.1	$3,432.8
Separately Managed Accounts-Average Fees (in basis points)	51	50
Institutional Products-Average Assets	$4,882.8	$4,544.9
Institutional Products-Average Fees (in basis points)	30	43

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

Our product mix shifted towards higher fee earning assets for the three months ended March 31, 2011 compared to the corresponding period in the prior year as assets under management from equity products, which have higher fees, increased in proportion to our overall portfolio. However, average fees earned on institutional products were approximately 10 basis points higher than normal during the three months ended March 31, 2010 due to recognition of $1.3 million of revenue on structured finance products for subordinated management fees earned in prior periods that were not recognized as revenue until payment of such fees resumed in the first quarter of 2010 upon meeting collateral quality tests.

Results of Operations

Summary Financial Data

	Three Months Ended March 31,		Increase/ (Decrease)
	2011	2010	2011 vs. 2010
($ in thousands)
Results of Operations
Investment management fees	$28,831	$24,414	$4,417
Other revenue	15,290	9,033	6,257

Total revenues	44,121	33,447	10,674

Operating expenses	38,632	31,211	7,421
Intangible asset amortization	1,046	1,529	(483)

Total expenses	39,678	32,740	6,938

Operating income	4,443	707	3,736
Other income (expense)	346	417	(71)
Interest expense, net	(165)	(105)	(60)

Income before income taxes	4,624	1,019	3,605
Income tax expense (benefit)	287	(41)	328

Net income	4,337	1,060	3,277
Preferred stockholder dividends	(704)	(900)	196
Allocation of earnings to preferred stockholders	(654)	(36)	(618)

Net income attributable to common stockholders	$2,979	$124	$2,855

Revenues

Revenues by source are as follows:

\	Three Months Ended March 31,		Increase/ (Decrease)
	2011	2010	2011 vs. 2010
($ in thousands)
Investment management fees
Mutual funds	$18,923	$15,227	$3,696
Separately managed accounts	4,696	4,313	383
Institutional accounts	2,892	2,511	381
Structured finance products	797	2,133	(1,336)
Variable insurance funds	1,523	230	1,293

Total investment management fees	28,831	24,414	4,417
Distribution and service fees	9,738	6,409	3,329
Administration and transfer agent fees	5,173	2,224	2,949
Other income and fees	379	400	(21)

Total revenues	$44,121	$33,447	$10,674

Investment Management Fees

Investment management fees increased $4.4 million or 18.1% for the three months ended March 31, 2011 due to a 20.7% increase in average fee earning assets under management compared to the same period in the prior year. The increase in average fee earning assets under management for the three months ended March 31, 2011 was due primarily to overall positive net flows of $1.4 billion, primarily from strong sales of long-term open-end mutual funds, a full quarter of revenue from the $1.5 billion of variable insurance fund assets adopted in the fourth quarter of 2010, and market appreciation of $0.9 billion. Offsetting the increase in investment management fees in the first quarter of 2011 were higher fund expense reimbursements of $0.8 million related to our variable insurance funds. In addition, subordinated management fees on structured finance products were lower in the first quarter of 2011 than in the first quarter of 2010 due to recognition of $1.3 million of revenue in the first quarter of 2010 for fees earned in prior periods that were not recognized as revenue until payment of such fees resumed in the first quarter of 2010.

Distribution and Service Fees

Distribution and service fees, which are asset-based fees earned from open-end mutual funds for distribution services we perform on their behalf, increased by $3.3 million or 51.9% for the three months ended March 31, 2011 compared to the same period in the prior year due to higher assets under management in long-term open-end mutual funds and variable insurance funds. The increase in fees also resulted in a corresponding increase in trail commissions, which are a component of distribution expenses. Trail commissions represent asset-based payments to our distribution partners based on a percentage of our assets under management.

Administration and Transfer Agent Fees

Administration and transfer agent fees, which are asset-based fees earned from our open-end mutual funds, variable insurance funds and certain of the closed-end funds for fund administration and transfer agent services we perform on their behalf, increased $2.9 million or 132.6 % for the three months ended March 31, 2011 compared to the same period in the prior year due to higher assets under management. In addition, in April 2010, an amendment to our fund administration agreement was executed with the open-end mutual funds that changed and increased our fee rates. In connection with the amendment, we implemented additional expense caps that require us to reimburse funds for expenses that exceed defined thresholds, resulting in higher fund expense reimbursements for the three months ended March 31, 2011 compared to the same period in the prior year, which are recorded as a reduction to investment management fees.

Operating Expenses

Operating expenses by category were as follows:

	Three Months Ended March 31,		Increase/ (Decrease)
	2011	2010	2011 vs. 2010
($ in thousands)
Operating expenses
Employment expenses	$19,569	$16,359	$3,210
Distribution and administrative expenses	11,077	7,344	$3,733
Other operating expenses	7,986	7,508	$478
Intangible asset amortization	1,046	1,529	$(483)

Total operating expenses	$39,678	$32,740	$6,938

Employment Expenses

Employment expenses increased $3.2 million or 19.6% in the three months ended March 31, 2011 compared to the same period in the prior year primarily due to increases in variable compensation, both sales and profit based. The increases in variable compensation are the result of higher sales and improved profitability and operating metrics in the first quarter of 2011 compared to the first quarter of 2010. In addition, payroll-related tax expense increased $0.3 million in the three months ended March 31, 2011 compared to the same period in the prior year due to higher annual incentive compensation payments.

Distribution and Administrative Expenses

Distribution and administrative expenses increased $3.7 million or 50.8% in the three months ended March 31, 2011 compared to the same period in the prior year due to increases in asset-based trail commissions paid to our distribution partners which increased $1.6 million consistent with increases in our assets under management. Trail commissions are fees we pay to broker-dealers for providing sales, marketing and distribution services to investors of our mutual funds. Also contributing to the increase were increased distribution and administrative expenses related to our variable insurance funds of $1.3 million and higher sales-based fees paid to third party distribution partners which increased $0.8 million due to higher sales in the first quarter of 2011 compared to the first quarter of 2010.

Other Operating Expenses

Other operating expenses increased $0.5 million or 6.4% in the three months ended March 31, 2011 compared to the same period in the prior year. The modest increase, despite larger increases in assets under management and sales in 2011 compared to 2010, is a result of management’s continued efforts to control fixed operating costs.

Intangible Asset Amortization

Amortization expense decreased $0.5 million or 31.6% in the three months ended March 31, 2011 compared to the same period in the prior year due to a number of intangible assets related to institutional contracts becoming fully amortized in the last twelve months.

Other Income and Expenses

Other Income (Expense)

Other income decreased $71,000 or 17.0% in the three months ended March 31, 2011 compared to the same period in the prior year due primarily to a decline in the estimated fair value of an equity investment offset by increases in the market value of trading securities in 2011 as compared to 2010.

Interest Expense, net

Interest expense, net of interest and dividend income on cash equivalents and investments increased $60,000 or 57.1% in the three months ended March 31, 2011 compared to the same period in the prior year. Interest expense is attributable primarily to long-term debt under our Credit Facility. Interest expense decreased $64,000 in the three months ended March 31, 2011 compared to the same period in the prior year due to the refinancing of our Credit Facility in the third quarter of 2010 which lowered our interest rate. Our effective interest rate on long-term borrowings outstanding under our Credit Facility, inclusive of the amortization of deferred financing costs, was 4.59% as of March 31, 2011 compared to 6.29% as of March 31, 2010. Interest and dividend income in the three months ended March 31, 2011 decreased by $124,000 compared to the same period in the prior year.

Preferred Stockholder Dividends

On January 27, 2011, the Board of Directors of the Company declared cash dividends on our Series B Convertible Preferred Stock for the three months ended December 31, 2010 of $0.7 million, which we paid in March 2011. At March 31, 2011, $0.7 million of dividends was accrued for the Series B Convertible Preferred Stock for the three months ended March 31, 2011. On April 28, 2011, the Board of Directors of the Company declared cash dividends on our Series B Convertible Preferred Stock for the three months ended March 31, 2011 of $0.7 million, which we expect to pay in June 2011.

These dividends may be paid either in cash or additional shares of our Series B Convertible Preferred Stock at the discretion of the Company, subject to limitations on dividends under our Credit Facility and, with respect to payment of any accrued dividend in additional shares, approval by our Board of Directors and authorization of the issuance of additional preferred shares by the holders of Series B Convertible Preferred Stock.

Liquidity and Capital Resources

Certain Financial Data

The following table summarizes certain key financial data relating to our liquidity and capital resources:

	March 31, 2011	December 31, 2010
($ in thousands)
Balance Sheet Data
Cash and cash equivalents	$33,003	$43,948
Marketable securities	11,809	10,273
Long-term debt	15,000	15,000
Convertible preferred stock	35,921	35,921

Working capital (1)	$46,127	$44,206

	Three Months Ended March 31,
	2011	2010
Cash Flow Data
Used in:
Operating activities	$6,793	$5,071
Investing activities	395	87
Financing activities	3,757	1,245

(1)	Working capital is defined as current assets less current liabilities.

Capital Requirements

Our short-term capital requirements, which we consider to be those capital requirements due within one year, include payment of interest on our Credit Facility, payment of annual incentive compensation and payment of preferred stock dividends. Incentive compensation, which is generally the Company’s largest annual operating cash payment, is paid in the first quarter of the year. In the first quarter of 2011 and 2010, we paid approximately $14.5 million and $10.8 million, respectively, in incentive compensation related to incentives that were earned during the years ended December 31, 2010 and 2009, respectively. In the first quarter of 2011 and 2010, we paid preferred stock dividends of $0.7 million and $0.9 million, respectively. Our annual dividend payment requirement was reduced by $0.8 million upon the conversion of 9,783 shares of Series B convertible preferred stock in the third quarter of 2010.

Future capital requirements could include seed money for new products, principal payments on our outstanding Credit Facility, which matures in September 2013, purchases of shares of our common stock, capital expenditures and other strategic and operating initiatives. Future capital requirements may also be affected by employee withholding tax payments related to net share settlement upon vesting of restricted stock units. The amount we pay in future periods will vary based on our stock price, the number of restricted stock units vesting during the period and whether employees elect to satisfy withholding taxes through net share settlement or cash payment.

In the first quarter of 2011, we repurchased 50,000 common shares for $2.8 million under our share repurchase program which was established in the fourth quarter of 2010. At March 31, 2011, there were 280,000 shares of common stock remaining for repurchase under the share repurchase program.

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

The financial markets have experienced a period of significant volatility over the past three years, which impacted asset flows and the value of our assets under management. The capital and financial markets could experience further fluctuation and volatility, which could impact relative investment returns and asset flows among investment products as well as investor choices and preferences among investment products, including equity, fixed income and alternative products. Should assets under management decline for any reason, revenues, operating income, net income and cash flow would be negatively impacted. If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced.

Capital and Reserve Requirements

We have a subsidiary that is a broker-dealer registered with the SEC and is therefore subject to certain rules regarding minimum net capital, as defined by those rules. The subsidiary is required to maintain a ratio of “aggregate indebtedness” to “net capital,” as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us including additional reporting requirements, tighter ratios and business interruption. At March 31, 2011 and 2010, the ratio of aggregate indebtedness to net capital of the broker-dealer was below the maximum allowed and our net capital was significantly in excess of that required.

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

Operating Cash Flow

Net cash used in operating activities of $6.8 million for the three months ended March 31, 2011 increased by $1.7 million from net cash used in operating activities of $5.1 million in the same period in the prior year due primarily to an increase in cash used in operating activities due to higher annual incentive compensation payments and the timing of certain operating expense payments offset by an increase in operating cash flow attributable to increases in our revenues due to higher average assets under management.

Investing Cash Flow

Net cash used in investing activities consists of capital expenditures related to our business operations, the purchase of investment management contracts and purchases of available-for-sale securities. The $0.1 million of cash used to purchase investment management contracts in the first quarter of 2011 relates to the payment of transaction costs incurred in 2010 in connection with acquiring the rights to advise and distribute certain variable insurance funds from a third-party variable insurance trust.

Financing Cash Flow

Net cash used in financing activities of $3.8 million for the three months ended March 31, 2011 increased by $2.6 million from net cash used in financing activities of $1.2 in the same period in the prior year due primarily to $2.8 million of repurchases of our common shares and the decrease of $0.2 million in preferred stock dividend payments as fewer Series B shares are currently outstanding, offset by proceeds of $0.4 million from the exercise of stock options. In addition, cash used in financing activities includes employee withholding taxes paid of $0.5 million in the first quarter of 2011 compared to $0.3 million in the same period in the prior year related to net share settlement of vested restricted stock units.

Long-term Debt

The Company has a Credit Facility, as amended through August 2, 2010, that provides a senior secured revolving credit facility for the Company that matures in September 2013. The amended Credit Facility provides borrowing capacity of up to $30.0 million, with a $2.0 million sub-limit for the issuance of standby letters of credit. Borrowings under the Credit Facility may not at any time exceed a minimum asset coverage ratio of 1.25 which in general represents the sum of the Company’s cash, marketable securities and investment management fee receivables, excluding certain specified assets, to total outstanding indebtedness (including outstanding letters of credit). The Credit Facility is secured by substantially all of the assets of the Company. Throughout the quarter, $15.0 million was outstanding under the Credit Facility. As of March 31, 2011, the Company had the capacity to draw on the entire amount of the Credit Facility.

Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at the Company’s option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate (as defined in the Credit Facility agreement), plus an applicable margin, effective August 2, 2010, that ranges from 1.25% to 3.00%. At March 31, 2011, the interest rate in effect for the Credit Facility was 2.56%, exclusive of the amortization of deferred financing costs. Under the terms of the Credit Facility the Company is also required to pay certain fees, including an annual commitment fee of 0.50% on undrawn amounts and a letter of credit participation fee at an annual rate equal to the applicable margin as well as any applicable fronting fees, each of which is payable quarterly in arrears.

The Credit Facility contains customary restrictive covenants, including covenants that restrict (subject in certain instances to minimum thresholds or exceptions) the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create liens, merge or make acquisitions, dispose of assets, enter into leases, sale/leasebacks or acquisitions of capital stock, and make distributions, dividends, loans, guarantees, investments or capital expenditures, among other things. In addition, the Credit Facility contains certain financial covenants, the most restrictive of which include, effective August 2, 2010: (i) minimum required consolidated net worth as of any fiscal quarter end (total stockholders’ equity plus the liquidation preference of outstanding convertible preferred shares) to be at least $65.0 million, plus adjustments for net income, redemptions of convertible securities and equity issuances, if any, after September 1, 2009, (ii) minimum consolidated assets under management (excluding money market funds) of $15.0 billion as of each quarter end through March 31, 2012 and $18.0 billion as of any quarter end thereafter, (iii) minimum liquid assets having a fair value not less than $7.5 million, (iv) a minimum interest coverage ratio (generally, adjusted EBITDA to interest expense as defined in and for the period specified in the Credit Facility agreement) of at least 3.00:1, and (v) a leverage ratio (generally, total indebtedness as of any date to adjusted EBITDA as defined in and for the period specified in the Credit Facility agreement) of no greater than 2.75:1. For purposes of the Credit Facility, adjusted EBITDA generally means, for any period, net income of the Company before interest expense, income taxes, depreciation and amortization expense, and excluding non-cash stock-based compensation, unrealized mark-to-market gains and losses, certain severance, and certain non-cash non-recurring gains and losses as described in and specified under the Credit Facility agreement. At March 31, 2011, the Company was in compliance with all financial covenants.

The Credit Facility agreement also contains customary provisions regarding events of default which could result in an acceleration of amounts due under the facility, including failure to pay principal or interest when due, failure to satisfy or comply with covenants, change of control, certain judgments, invalidation of liens, and cross-default to other debt obligations.

Series B Convertible Preferred Stock

As of March 31, 2011, 35,217 shares of our Series B Convertible Preferred Stock, $1,000 stated value per share, were outstanding. The Series B is entitled to one vote for each share of our common stock into which the Series B is then convertible on all matters to be voted on by our shareholders, other than the election of directors; provided that the Series B is entitled to vote as a separate class to elect a Series B director (and Harris Bankcorp is entitle to nominate another director for election by our common shareholders). In addition, the Series B is entitled to vote separately as a class on certain corporate transactions, including, among other things, certain mergers or sales of all or substantially all of the assets of the Company or its subsidiaries (or similar transactions) until December 31, 2011; any issuance of equity securities of the Company or its subsidiaries, except in certain limited circumstances; or our repurchase or other acquisition of our outstanding common stock. Additional significant terms of the Series B Convertible Preferred Stock and the rights of Harris Bankcorp pursuant to the Investment Agreement and Series B Certificate of Designations include, without limitation, the following:

Dividends

When and if declared by our Board of Directors, the holders of our Series B Convertible Preferred Stock are entitled to receive quarterly dividends per share, payable in arrears, equal to 8.0% per annum of the stated value then in effect, before any dividends are declared or paid on any equity securities of the Company that rank junior to the Series B Convertible Preferred Stock. At our discretion, such dividends may be paid in cash or in additional shares of the Series B Convertible Preferred Stock and, with respect to payment of any accrued dividend in additional shares, approval by our Board of Directors and authorization of the issuance of additional preferred shares by the holders of our Series B Convertible Preferred Stock. Dividends payable on the Series B Convertible Preferred Stock are cumulative and accumulate daily, whether or not declared and whether or not there are profits legally available for their payment. Under the terms of our Credit Facility, payment of dividends on the Series B Convertible Preferred Stock may not exceed 75% of free cash flow (as defined in the Credit Facility agreement) for any quarter and are also restricted from being declared and paid if a default or event of default exists. When declaring the quarterly dividends, considerations of the Board of Directors include whether funds are lawfully available for payment of the dividend, our liquidity position and capital requirements, limitations imposed by any outstanding debt arrangements, the capital market environment and operating results and outlook.

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

Redemption

At any time after October 31, 2014, we will have the option, on not less than 30 business days notice to all holders, to redeem all (but not less than all) of the outstanding shares of Series B for cash consideration equal to the liquidation preference plus all accumulated and unpaid dividends and all accrued interest at a rate of LIBOR plus 3% per annum. At the election of the holders of a majority of the Series B, the Series B may be converted into shares of common stock immediately prior to any such redemption by us at the conversion rate then in effect. At any time after October 31, 2015, the holders of Series B will have the option to require us to redeem out of funds legally available therefor, any or all of the outstanding shares of their Series B for cash consideration equal to the liquidation preference thereof plus any accumulated and unpaid dividends and all accrued interest thereon a rate of LIBOR plus 3% per annum.

Liquidation Preference

Upon a liquidation of the Company, and after satisfaction of creditors and before any distribution is made to holders of any junior stock, holders of Series B will be entitled to receive a per share amount equal to the greater of (i) the stated value then in effect, plus any accumulated but unpaid dividends thereon through the date of liquidation, or (ii) the amount holders of Series B would be entitled to receive if their Series B were converted into Company common stock at the conversion rate then in effect immediately prior to such liquidation, and all declared accumulated but unpaid dividends on our Company common stock through the date of liquidation (the greater of (i) and (ii) is called the “liquidation preference”).

Contractual Obligations

Our contractual obligations are summarized in our Annual Report on Form 10-K for the year ended December 31, 2010. As of March 31, 2011, there have been no material changes outside of the ordinary course in our contractual obligations since December 31, 2010.

Critical Accounting Policies and Estimates

Our financial statements and the accompanying notes are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), which requires the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Annual Report on Form 10-K. A complete description of our significant accounting policies is detailed in our 2010 Annual Report on Form 10-K. There were no changes in our critical accounting policies in the three months ended March 31, 2011.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “plan,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “project” or similar statements or variations of such terms.

Our forward-looking statements are based on a series of expectations, assumptions and projections about our Company, are not guarantees of future results or performance, and involve substantial risks and uncertainty, including assumptions and projections concerning our assets under management, net cash inflows and outflows, operating cash flows, and future credit facilities, for all forward periods. All of our forward-looking statements contained in this Quarterly Report are as of the date of this Quarterly Report only. The Company can give no assurance that such expectations or forward-looking statements will prove to be correct. Actual results may differ materially.

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the following: (a) the effects of changes and volatility in political, economic or industry conditions, the interest rate environment, or financial and capital markets; (b) any poor relative investment performance of our investment management strategies and any resulting outflows of assets; (c) mutual fund sales in any period may be through a limited number of financial intermediaries, from a limited number of investment strategies, and impacted by relative performance and the breadth and type of investment products we offer; (d) any lack of availability of additional financing, as may be needed, on satisfactory terms or at all; (e) any inadequate performance of third-party relationships; (f) the withdrawal of assets from under our management; (g) our ability to attract and retain key personnel in a competitive environment; (h) the ability of independent trustees of our mutual funds and closed-end funds and other clients to terminate their relationships with us; (i) the possibility that our goodwill or intangible assets could become impaired, requiring a charge to earnings; (j) the increased competition we face in our business, including competition related to investment products and fees; (k) potential adverse regulatory and legal developments; (l) the difficulty of detecting misconduct by our employees, sub-advisors and distribution partners; (m) changes in accounting standards or rules, including the impact of proposed rules which may be promulgated related to Rule 12b-1 fees; (n) the ability to satisfy the financial covenants under existing debt agreements; and (o) certain other risks and uncertainties described in our 2010 Annual Report on Form 10-K or in any of our filings with the Securities and Exchange Commission (“SEC”). An occurrence of, or any material adverse change in, one or more risk factors or risks referred to in this Quarterly Report or included in our 2010 Annual Report on Form 10-K or other periodic reports filed with the SEC could materially and adversely affect our operations, financial results, cash flows, prospects and liquidity.

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

Market Risk

Our exposure to market risk is directly related to our role as investment advisor for the funds and accounts we manage as investment advisor. Most of our revenue for the three months ended March 31, 2011 and 2010 was derived from investment management, distribution and fund administration fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

We are also subject to market risk due to a decline in the market value of our investments, consisting primarily of marketable securities. At March 31, 2011, the fair value of marketable securities was $11.8 million. Assuming a 10% increase or decrease in the fair value of marketable securities at March 31, 2011, our net income would have changed by $1.0 million and our total comprehensive income would have changed by $1.2 million for the three months ended March 31, 2011.

Interest Rate Risk

At March 31, 2011, we have $15.0 million outstanding under our Credit Facility that has a variable interest rate. Amounts outstanding under our Credit Facility bear interest at an annual rate equal to, at our option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate, plus an applicable margin that ranges from 1.25% to 3.00%. At March 31, 2011, the interest rate in effect for our Credit Facility was 2.56%. A hypothetical 300 basis point change in interest rates for the three months ended March 31, 2011 would have changed our interest expense by approximately $0.1 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

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

We are regularly involved in litigation and arbitration as well as examinations and investigations by various regulatory bodies, including the SEC, involving our compliance with, among other things, securities laws, client investment guidelines, laws governing the activities of broker-dealers and other laws and regulations affecting our products and other activities. Legal and regulatory matters of this nature may involve activities as an employer, issuer of securities, investor, investment advisor, broker-dealer or taxpayer. It is not feasible to predict the ultimate outcome of such legal claims or matters or provide reasonable ranges of potential losses. We believe that the outcomes of our legal or regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition. However, in the event of unexpected subsequent developments and given the inherent unpredictability of these legal and regulatory matters, there can be no assurance that our assessment of any claim, dispute, regulatory examination or investigation or other legal matter will reflect the ultimate outcome and an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operations or cash flows in particular quarterly or annual periods.

Item 1A.	Risk Factors

We have had no significant changes to our risk factors from those previously reported in our 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
January 1 - 31, 2011	—	—	—	330,000
February 1 - 28, 2011	50,000	$56.29	50,000	280,000
March 1 - 31, 2011	—	—	—	280,000

(1)	Average price per share is calculated on a settlement basis and excludes commissions.
(2)	The share repurchases above were completed pursuant to a program announced October 14, 2010. The Company is authorized to purchase a maximum of 350,000 shares. The program expires three years from inception.

There were no unregistered sales of equity securities during the period covered by this Quarterly Report. Shares of our common stock purchased by participants in our Employee Stock Purchase Plan were delivered to participant accounts via open market purchases at fair value by the third-party administrator under the plan. We do not reserve shares for this plan or discount the purchase price of the shares.

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

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

May 5, 2011	By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)