Form 10-Q
period 2011-06-30
VIRTUS INVESTMENT PARTNERS, INC.
filed 2011-08-05
CIK 883237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of the registrant’s common stock was 6,215,930 as of July 29, 2011.

VIRTUS INVESTMENT PARTNERS, INC.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Virtus Investment Partners, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2011	December 31, 2010

($ in thousands, except share data)
Assets
Current Assets
Cash and cash equivalents	$36,635	$43,948
Trading securities, at fair value	13,129	8,357
Available-for-sale securities, at fair value	2,221	1,916
Accounts receivable	24,778	21,136
Prepaid expenses and other assets	3,037	3,009

Total current assets	79,800	78,366
Furniture, equipment, and leasehold improvements, net	5,945	6,557
Intangible assets, net	51,078	52,977
Goodwill	4,795	4,795
Long-term investments ($2,613 and $2,340 at fair value, respectively) and other assets	9,696	6,216

Total assets	$151,314	$148,911

Liabilities and Stockholders’ Equity
Current Liabilities
Accrued compensation and benefits	$15,140	$19,245
Accounts payable	6,178	4,229
Income taxes payable	330	61
Other accrued liabilities	5,467	5,938
Broker-dealer payable	5,311	4,687

Total current liabilities	32,426	34,160
Deferred taxes, net	8,785	8,785
Long-term debt	15,000	15,000
Lease obligations and other long-term liabilities	6,465	6,775

Total liabilities	62,676	64,720

Commitments and Contingencies (Note 11)
Series B redeemable convertible preferred stock (stated at liquidation value), $.01 par value, 45,000 shares authorized, 35,217 shares issued and outstanding, at June 30, 2011 and December 31, 2010, respectively	35,921	35,921

Stockholders’ Equity
Common stock, $.01 par value, 1,000,000,000 shares authorized; 6,315,251 shares issued and 6,210,251 shares outstanding at June 30, 2011 and 6,271,821 shares issued and 6,251,821 shares outstanding at December 31, 2010	63	63
Additional paid-in capital	914,549	912,942
Accumulated deficit	(855,970)	(863,503)
Accumulated other comprehensive loss	(181)	(308)
Treasury stock, at cost, 105,000 shares and 20,000 shares at June 30, 2011 and December 31, 2010, respectively	(5,744)	(924)

Total stockholders’ equity	52,717	48,270

Total liabilities and stockholders’ equity	$151,314	$148,911

See Notes to Condensed Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

($ in thousands, except per share data)
Revenues
Investment management fees	$31,481	$23,388	$60,312	$47,802
Distribution and service fees	11,122	7,001	20,860	13,410
Administration and transfer agent fees	5,817	3,964	10,990	6,188
Other income and fees	482	435	861	835

Total revenues	48,902	34,788	93,023	68,235

Operating Expenses
Employment expenses	23,050	15,458	42,619	31,817
Distribution and administration expenses	12,367	7,786	23,444	15,130
Other operating expenses	7,936	7,434	15,286	14,417
Restructuring and severance	594	1,100	741	1,130
Depreciation and amortization	485	500	974	995
Intangible asset amortization	1,011	1,293	2,057	2,822

Total operating expenses	45,443	33,571	85,121	66,311

Operating Income	3,459	1,217	7,902	1,924

Other Income (Expense)
Realized and unrealized gain (loss) on trading securities	278	(526)	839	(177)
Other (expense) income	3	3	(212)	71

Total other income (expense), net	281	(523)	627	(106)

Interest Income (Expense)
Interest expense	(192)	(267)	(403)	(542)
Interest and dividend income	65	77	111	247

Total interest expense, net	(127)	(190)	(292)	(295)

Income Before Income Taxes	3,613	504	8,237	1,523
Income tax expense	417	91	704	50

Net Income	3,196	413	7,533	1,473
Preferred stockholder dividends	(704)	(900)	(1,408)	(1,800)
Allocation of earnings to preferred stockholders	(449)	—	(1,103)	—

Net Income (Loss) Attributable to Common Stockholders	$2,043	$(487)	$5,022	$(327)

Earnings (Loss) per share - Basic	$0.33	$(0.08)	$0.81	$(0.06)

Earnings (Loss) per share - Diluted	$0.30	$(0.08)	$0.73	$(0.06)

Weighted Average Shares Outstanding - Basic (in thousands)	6,238	5,854	6,238	5,843

Weighted Average Shares Outstanding - Diluted (in thousands)	6,887	5,854	6,898	5,843

See Notes to Condensed Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2011	2010
($ in thousands)
Cash Flows from Operating Activities:
Net income	$7,533	$1,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	974	995
Intangible asset amortization	2,057	2,822
Stock-based compensation	2,518	2,008
Amortization of deferred commissions	3,609	2,309
Payments of deferred commissions	(6,546)	(2,699)
Equity in losses (earnings) of affiliates	223	(64)
Realized and unrealized (gains) losses on trading securities	(839)	177
Sale (purchase) of trading securities, net	(3,933)	694
Changes in operating assets and liabilities:
Accounts receivable	(3,642)	997
Prepaid expenses and other assets	(522)	305
Accounts payable and accrued liabilities	(960)	(4,698)
Income taxes payable	269	(432)
Other liabilities	(685)	578

Net cash provided by operating activities	56	4,465

Cash Flows from Investing Activities:
Capital expenditures	(373)	(173)
Purchase of investment management contracts	(141)	—
Purchase of available-for-sale securities	(178)	(46)

Net cash used in investing activities	(692)	(219)

Cash Flows from Financing Activities:
Contingent consideration for investment management contracts	(374)	—
Preferred stock dividends paid	(1,408)	(900)
Repurchase of common shares, net	(4,820)	—
Proceeds from exercise of stock options	410	—
Taxes paid related to net share settlement of RSUs	(485)	(380)

Net cash used in financing activities	(6,677)	(1,280)

Net (decrease) increase in cash	(7,313)	2,966
Cash and cash equivalents, beginning of period	43,948	28,620

Cash and Cash Equivalents, end of period	$36,635	$31,586

Supplemental Cash Flow Information:
Interest paid	$201	$262
Income taxes paid	$434	$526

See Notes to Condensed Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Business

Virtus Investment Partners, Inc. (the “Company,” “we,” “us,” “our” or “Virtus”), a Delaware corporation, and its wholly-owned subsidiaries (which we refer to as “affiliates”) operate in the investment management industry.

The Company provides investment management services through its affiliates and unaffiliated sub-advisors to individual and institutional clients throughout the United States of America. Retail investment management services (including administrative services) are provided to individuals through products consisting of open-end mutual funds, closed-end funds, variable insurance funds and separately managed accounts. Separately managed accounts include accounts through intermediary programs that are sponsored and distributed by non-affiliated broker-dealers, and individual direct private client investment services that are sold and administered by our affiliates. Institutional investment management services are provided primarily to corporations, multi-employer retirement funds, foundations and endowments.

Harris Bankcorp, Inc. (“Harris Bankcorp”), a subsidiary of the Bank of Montreal, owns 100% of the Company’s outstanding shares of Series B Convertible Preferred Stock.

2.	Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of the Company’s financial condition and results of operations. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Material intercompany accounts and transactions have been eliminated. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Certain prior period amounts in the Consolidated Statements of Cash Flows have been reclassified to conform to the current period presentation.

3.	Intangible Assets

Intangible assets are summarized as follows:

	June 30, 2011	December 31, 2010
($ in thousands)
Definite-lived intangible assets:
Investment contracts	$271,709	$271,568
Accumulated amortization	(250,121)	(248,081)

Definite-lived intangible assets, net	21,588	23,487
Indefinite-lived intangible assets	29,490	29,490

Total intangible assets, net	$51,078	$52,977

Activity in intangible assets is as follows:

	Six Months Ended June 30,
($ in thousands)	2011	2010
Intangible assets
Balance, beginning of period	$52,977	$54,844
Purchases	141	339
Amortization	(2,040)	(2,822)

Balance, end of period	$51,078	$52,361

4.	Marketable Securities

The Company’s marketable securities consist of both trading (including securities held by a broker-dealer affiliate) and available-for-sale securities. The composition of the Company’s marketable securities is summarized as follows:

June 30, 2011

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Affiliated mutual funds and variable insurance funds	$12,256	$(728)	$1,601	$13,129
Available-for-sale:
Affiliated closed-end funds	2,159	(53)	115	2,221

Total marketable securities	$14,415	$(781)	$1,716	$15,350

December 31, 2010

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Affiliated mutual funds	$8,368	$(1,169)	$1,158	$8,357
Available-for-sale:
Affiliated closed-end funds	1,981	(68)	3	1,916

Total marketable securities	$10,349	$(1,237)	$1,161	$10,273

At June 30, 2011 and December 31, 2010, all of the Company’s financial instruments that are measured at fair value, which consist solely of mutual funds and marketable securities, utilize a Level 1 valuation technique which, as defined in ASC 820, Fair Value Measurements and Disclosures, is quoted prices in active markets for identical assets or liabilities.

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

As of June 30, 2011, the Company has a valuation allowance offsetting all deferred tax assets. The future realization of the Company’s deferred tax assets depends on the availability of sufficient future taxable income of the appropriate character. Management is required to evaluate whether a valuation allowance should be maintained against deferred tax assets based on the consideration of available evidence using a “more likely than not” standard at each reporting date. In making this evaluation, management weighs available positive and negative evidence. Management considers, among other factors, the Company’s operating results, the global business environment and industry outlook. The deferred tax asset valuation allowance is maintained until sufficient positive evidence exists to support release of the allowance. Because evidence such as the Company’s operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, the Company’s cumulative losses during this three-year period represents sufficient negative evidence regarding the need for maintaining a full valuation allowance at this time.

It is reasonably possible that, if the Company continues to generate income over the near term, management may determine there is sufficient positive evidence as to the timing and amount of future taxable income to allow for the future release of the valuation allowance.

6.	Stockholders’ Equity

Treasury Stock

During the three and six months ended June 30, 2011, the Company repurchased 35,000 and 85,000 common shares, respectively, at weighted-average prices per share of $57.17 and $56.65, respectively, under the Company’s share repurchase program. The total cost of treasury shares acquired by the Company during the three and six months ended June 30, 2011 was approximately $2.0 million and $4.8 million, respectively. There were no share repurchases made under the program during the three and six months ended June 30, 2010. At June 30, 2011, there were 245,000 shares of common stock remaining for repurchase under the share repurchase program.

7.	Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
($ in thousands)
Net income	$3,196	$413	$7,533	$1,473
Unrealized gain (loss) on available-for-sale securities, net of tax	101	(18)	127	(143)

Total comprehensive income	$3,297	$395	$7,660	$1,330

8.	Harris Bankcorp Related Party Transactions

The Company acquired the rights to advise, distribute and administer the Insight Funds from Harris Investment Management, Inc. (“Harris”), a subsidiary of Harris Bankcorp, in May 2006 as further discussed in Note 11.

Sub-advisory investment management fees, pursuant to its strategic partnership agreement with Harris, which are netted against investment management fees in the Company’s Condensed Consolidated Statements of Operations, and distribution and administration fee expenses paid or payable to Harris Bankcorp are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
($ in thousands)
Sub-advisory investment management fees	$778	$1,057	$1,617	$2,295
Distribution and administration expenses	41	135	118	248

Total fees and expenses related to Harris Bankcorp	$819	$1,192	$1,735	$2,543

At June 30, 2011 and December 31, 2010, $0.2 million and $0.5 million, respectively, was payable to Harris Bankcorp and its affiliates related to sub-advisory investment management fees, distribution and administration fees.

9.	Stock-based Compensation

The Company has an Omnibus Incentive and Equity Plan (the “Plan”) under which officers, employees, directors and consultants may be granted equity-based awards, including restricted stock units (“RSUs”), stock options and unrestricted shares of common stock. At June 30, 2011, 1,800,000 shares of common stock were authorized for issuance under the Plan, of which 644,958 remain available for issuance. Each RSU entitles the holder to one share of Virtus common stock when the restriction expires. RSUs generally have a term of two to three years and may be time-vested, performance-contingent or have a combination of both time and performance vesting features. Stock options generally vest over three years and have a contractual life of ten years. Stock options are granted with an exercise price equal to the fair market value of the shares at the date of grant.

Board of Director Grants

During the six months ended June 30, 2011 and 2010, 6,988 shares and 16,719 shares, respectively, of common stock were granted to those non-employee members of the Company’s Board of Directors who receive compensation for his or her Board services as part of their annual retainer. The Company recognized $0.4 million and $0.4 million in stock-based compensation expense for the six months ended June 30, 2011 and 2010 in connection with these grants.

Restricted Stock Units

RSU activity for the six months ended June 30, 2011 is summarized as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	460,633	$13.39
Granted	159,255	$52.07
Forfeited	(540)	$20.53
Settled	(35,255)	$24.84

Outstanding at June 30, 2011	584,093	$22.38

Stock Options

Stock option activity for the six months ended June 30, 2011 is summarized as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	386,190	$20.83
Granted	10,454	$55.30
Exercised	(9,623)	$42.60
Forfeited	(360)	$20.53

Outstanding at June 30, 2011	386,661	$21.22

Vested and exercisable at June 30, 2011	143,475	$36.18

Options expected to vest at June 30, 2011	231,027	$12.40

The weighted-average fair value of options granted during the six months ended June 30, 2011 estimated as of the grant date using the Black-Scholes option valuation model was $27.56 per common share. At June 30, 2011, outstanding stock options have an intrinsic value of $15.3 million.

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

During the three months ended June 30, 2011 and 2010, the Company recognized $1.7 million and $1.2 million, respectively, in total stock-based compensation expense. During the six months ended June 30, 2011 and 2010, the Company recognized $2.5 million and $2.0 million, respectively, in total stock-based compensation expense. As of June 30, 2011, unamortized stock-based compensation expense for unvested RSUs and stock options was $8.1 million and $0.7 million, respectively, with weighted average remaining amortization periods of 1.3 years and 1.0 years, respectively.

The Company granted 73,310 performance contingent RSUs during the six months ended June 30, 2011. During the three months ended June 30, 2011 and 2010, total stock-based compensation expense includes $0.3 million and $0.1 million, respectively, for performance-based awards earned by employees as part of annual and long-term incentive compensation plans. During the six months ended June 30, 2011 and 2010, total stock-based compensation expense includes $0.4 million and $0.3 million, respectively, for performance-based awards earned by employees as part of annual and long-term incentive compensation plans.

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

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
($ in thousands, except share data)
Net Income	$3,196	$413	$7,533	$1,473
Preferred stockholder dividends	(704)	(900)	(1,408)	(1,800)
Allocation of earnings to preferred stockholders	(449)	—	(1,103)	—

Net Income (Loss) Attributable to Common Stockholders	$2,043	$(487)	$5,022	$(327)

Basic:
Weighted-average number of shares outstanding	6,238	5,854	6,238	5,843
Earnings per share - basic	$0.33	$(0.08)	$0.81	$(0.06)
Diluted:
Weighted-average number of shares outstanding	6,238	5,854	6,238	5,843
Plus: Incremental shares from assumed conversion of dilutive instruments	649	—	660	—

Adjusted weighted-average number of shares outstanding	6,887	5,854	6,898	5,843

Earnings per share - diluted	$0.30	$(0.08)	$0.73	$(0.06)

For the three and six months ended June 30, 2011, there were no non-participating securities (stock options) excluded from the above computations of weighted-average shares for diluted earnings per share. For the three months and six months ended June 30, 2010, non-participating securities (stock options) representing 390,442 shares of common stock were excluded from the above computations of weighted-average shares for diluted earnings per share because the effect would be antidilutive due to the net loss attributable to common stockholders for these periods.

11.	Commitments and Contingencies

Legal Matters

The Company is regularly involved in litigation and arbitration as well as examinations and investigations by various regulatory bodies, including the SEC, involving its compliance with, among other things, securities laws, client investment guidelines, laws governing the activities of broker-dealers and other laws and regulations affecting its products and other activities. Legal and regulatory matters of this nature may involve activities as an employer, issuer of securities, investor, investment advisor, broker-dealer or taxpayer. We cannot predict the ultimate outcome of such legal claims or matters or provide reasonable ranges of potential losses. The Company believes that the outcomes of its legal or regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on its consolidated financial condition. However, in the event of unexpected subsequent developments and given the inherent unpredictability of these legal and regulatory matters, there can be no assurance that the Company’s assessment of any claim, dispute, regulatory examination or investigation or other legal matter will reflect the ultimate outcome and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.

Harris Strategic Partnership

In May 2006, the Company entered into a strategic partnership agreement with Harris, whereby Harris would be available to the Company as a sub-advisor for non-Harris funds. The agreement includes a provision that requires the Company to pay on the fifth anniversary of the closing date an amount equal to the lesser of (i) $20.0 million, less certain cash flows paid to Harris from the closing date to the fifth anniversary of the closing date or (ii) $35.0 million, adjusted by a factor representing the percentage of average assets that are sourced by Harris after five years. The Company has determined that no payment is required.

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

At June 30, 2011 and December 31, 2010, the Company’s investment in IPP was $0.5 million and $0.3 million, respectively. At December 31, 2010, the Company had a liability of $1.2 million recorded in other accrued liabilities in the Company’s Consolidated

Balance Sheet to reflect a negative capital balance associated with the Company’s general partnership interest in IPC for distributions previously received by the Company. On April 29, 2011 the Company satisfied its obligation under the partnership agreement to refund previously received distributions.

12.	Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, and the International Accounting Standards Board issued International Financial Reporting Standard (“IFRS”) 13, Fair Value Measurement (together, the new guidance). The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The new guidance changes some fair value measurement principles and disclosure requirements. The Company is required to adopt the amendments in this ASU prospectively in the quarter ending March 31, 2012. Early adoption is prohibited under this ASU. Adoption of this ASU is not expected to have an impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and allows an entity to elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The Company is required to adopt this ASU as of January 1, 2012. Early adoption is permitted, but full retrospective application is required under this ASU. Adoption of this ASU is not expected to have an impact on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Virtus Investment Partners, Inc. (the “Company,” “we,” “us,” “our” or “Virtus”), a Delaware corporation, and its wholly-owned subsidiaries (which we refer to as “affiliates”) operate a multi-manager asset management business.

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

We provide our products in a number of forms and through multiple distribution channels. Our retail products include open-end mutual funds, closed-end funds, variable insurance funds and separately managed accounts. Our fund family of open-end funds is distributed primarily through intermediaries. Our closed-end funds trade on the New York Stock Exchange. Our variable insurance trust provides investment options in variable annuities and life insurance products distributed by third-party insurance companies. Retail separately managed accounts are comprised of intermediary programs, sponsored and distributed by unaffiliated brokerage firms, and private client accounts, which are offerings to the high net-worth clients of our affiliated managers. We also manage institutional accounts for corporations, multi-employer retirement funds, public employee retirement systems and foundations, endowments and special purpose funds. Our earnings are primarily driven by asset-based investment management fees charged on these various products. These fees are based on a percentage of assets under management and are calculated using daily or weekly average assets or assets at the end of the preceding quarter.

Financial Highlights

Total sales of $2.6 billion in the second quarter of 2011 and $5.2 billion in the first half of 2011 increased 136.4% and 107.9%, respectively, from total sales of $1.1 billion and $2.5 billion, respectively, in the second quarter and first half of 2010, driven by higher long-term open-end mutual fund sales. Total sales and net flows exclude flows to cash management products, variable insurance funds and structured products. Long-term open-end mutual fund sales increased $1.4 billion or 150.5% to $2.4 billion in the second quarter of 2011 from $1.0 billion in the second quarter of 2010. Long-term open-end mutual fund sales of $4.7 billion in the first half of 2011 increased $2.7 billion or 138.7% from $2.0 billion in the first half of 2010.

•

Long-term open-end mutual fund sales remained balanced among asset strategies, and in the second quarter of 2011, 46.0% of sales were in domestic equity funds; 36.7% in fixed-income strategies; and 17.3% in international equity funds. The largest selling open-end mutual fund represented 36.2% of long-term open-end mutual fund sales in the second quarter of 2011, which compares favorably to the second quarter of 2010, when the largest selling open-end mutual fund represented 48.3% of long-term open-end mutual fund sales.

•

Net flows of $1.5 billion and $2.9 billion, primarily from long-term open-end mutual fund sales, for the second quarter and first half of 2011, respectively, and market appreciation of $0.5 billion and $1.4 billion for the second quarter and first half of 2011, respectively, contributed to an increase of $1.4 billion or 4.4% and $3.8 billion or 12.9% in assets under management to $33.3 billion at June 30, 2011 from $31.9 billion at March 31, 2011 and $29.5 billion at December 31, 2010.

•

Total revenue was $48.9 million in the second quarter of 2011, an increase of 40.5% from $34.8 million in the second quarter of 2010. Investment management fees increased 34.6 % in the second quarter of 2011 to $31.5 million from $23.4 million in the second quarter of 2010. Total revenue increased in the second quarter of 2011 compared to the same period in the prior year as a result of increased mutual fund revenue and revenue from the variable insurance funds that we adopted in the fourth quarter of 2010.

•

Operating income increased $2.2 million to $3.5 million in the second quarter of 2011 compared to the same period in the prior year primarily due to the increased revenue from higher assets related to long-term mutual fund sales.

•

During the second quarter of 2011, we established Newfleet Multi-Sector as a new affiliated portfolio management team to manage $5.2 billion of our fixed income assets and hired the investment professionals who previously managed those assets through an unaffiliated sub-advisory relationship. As of June 30, 2011, 72.1% of our assets under management were managed by affiliated managers.

•

On July 27, 2011, we launched the Duff & Phelps Global Utility Income Fund Inc. (NYSE:DPG), a new closed-end fund managed by Duff & Phelps Investment Management Co., an affiliated manager. The fund, which raised $0.7 billion in assets that will be reflected in the third quarter of 2011, invests in domestic and foreign utility companies in the electric, gas, water, telecommunications, and midstream energy sectors.

Assets Under Management

At June 30, 2011, we managed $33.3 billion in total assets representing an increase of $8.2 billion or 32.7%, from the $25.1 billion managed at June 30, 2010. Long-term assets under management, which exclude cash management products, were $30.5 billion at June 30, 2011, an increase of 42.3% from June 30, 2010 and 7.1% from March 31, 2011. Average assets under management, which generally correspond to our fee-earning asset levels, were $31.8 billion at June 30, 2011, an increase of 24.2% from $25.6 billion at June 30, 2010. The increase in assets under management for the six months ended June 30, 2011 was due primarily to overall positive net flows of $2.9 billion and market appreciation of $1.4 billion. The positive net flows were primarily the result of strong sales of long-term open-end mutual fund products. Market appreciation for assets under management was consistent with the improving performance of the securities markets during the same period. Money market assets declined for the six months ended June 30, 2011 as investors continued to shift assets out of these products due to historically low interest rates.

Assets Under Management by Product

The following table summarizes our assets under management by product:

	As of June 30,
($ in millions)	2011	2010
Retail Assets
Mutual fund assets
Money market open-end funds	$2,122.6	$2,841.0
Long-term open-end funds	15,471.8	9,398.0
Closed-end funds	4,545.0	4,015.2

Total mutual fund assets	22,139.4	16,254.2

Variable Insurance Funds (1)	1,511.6	—

Separately managed accounts
Intermediary sponsored programs	2,151.4	1,565.8
Private client accounts	1,939.6	1,885.8

Total managed account assets	4,091.0	3,451.6

Total retail assets	27,742.0	19,705.8

Institutional Assets
Institutional accounts	4,488.3	4,494.8
Structured finance products	1,094.0	918.9

Total institutional assets	5,582.3	5,413.7

Total Assets Under Management	$33,324.3	$25,119.5

Average Assets Under Management	$31,754.3	$25,588.4

(1)	In November 2010, we became the advisor and distributor to $1.5 billion of variable insurance funds. We previously acted as the sub-advisor under an institutional mandate with a third-party variable insurance trust (“VIT”) representing $0.3 billion which was included in Institutional Assets as of June 30, 2010.

Assets Under Management by Asset Class

(2) The following table summarizes our assets under management by asset class:

	As of June 30,
($ in millions)	2011	%	2010	%
Asset Class
Equity	$17,493.5	52.5%	$11,088.1	44.2%
Fixed Income	13,028.9	39.1%	10,358.9	41.2%
Cash	2,801.9	8.4%	3,672.5	14.6%

Total	$33,324.3	100.0%	$25,119.5	100.0%

Asset Flows by Product

The following table summarizes our asset flows by product:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2011	2010	2011	2010
Retail Products
Mutual Funds - Long-term
Beginning balance	$18,099.7	$13,820.6	$16,122.4	$13,159.1
Inflows	2,443.4	975.4	4,785.9	1,964.0
Outflows	(805.8)	(708.5)	(1,728.9)	(1,362.3)

Net flows	1,637.6	266.9	3,057.0	601.7
Market appreciation (depreciation)	321.3	(654.9)	889.6	(306.6)
Other (2)	(41.8)	(19.4)	(52.2)	(41.0)

Ending balance	$20,016.8	$13,413.2	$20,016.8	$13,413.2

Mutual Funds - Money Market
Beginning balance	$2,614.6	$3,034.2	$2,915.5	$3,930.6
Other (2)	(492.0)	(193.2)	(792.9)	(1,089.6)

Ending balance	$2,122.6	$2,841.0	$2,122.6	$2,841.0

Variable Insurance Funds (1)
Beginning balance	$1,553.3	$—	$1,538.5	$—
Other (2) (4)	(41.7)	—	(26.9)	—

Ending balance	$1,511.6	$—	$1,511.6	$—

Separately Managed Accounts (3)
Beginning balance	$4,005.1	$3,642.3	$3,833.0	$3,551.8
Inflows	152.1	115.1	364.1	231.6
Outflows	(173.8)	(169.9)	(371.9)	(325.6)

Net flows	(21.7)	(54.8)	(7.8)	(94.0)
Market appreciation (depreciation)	115.8	(134.4)	337.3	1.5
Other (2)	(8.2)	(1.5)	(71.5)	(7.7)

Ending balance	$4,091.0	$3,451.6	$4,091.0	$3,451.6

Institutional Products (3)
Institutional Accounts (1)
Beginning balance	$4,627.1	$4,219.1	$4,087.7	$3,929.8
Inflows	44.4	31.5	93.3	326.2
Outflows	(135.6)	(75.5)	(204.8)	(258.6)

Net flows	(91.2)	(44.0)	(111.5)	67.6
Market appreciation (depreciation)	61.3	(15.9)	166.0	150.1
Other (2)	(108.9)	335.6	346.1	347.3

Ending balance	$4,488.3	$4,494.8	$4,488.3	$4,494.8

Structured Products
Beginning balance	$1,012.1	$909.1	$976.2	$868.4
Other (2)	81.9	9.8	117.8	50.5

Ending balance	$1,094.0	$918.9	$1,094.0	$918.9

Total
Beginning balance	$31,911.9	$25,625.3	$29,473.3	$25,439.7
Inflows	2,639.9	1,122.0	5,243.3	2,521.8
Outflows	(1,115.2)	(953.9)	(2,305.6)	(1,946.5)

Net flows	1,524.7	168.1	2,937.7	575.3
Market appreciation (depreciation)	498.4	(805.2)	1,392.9	(155.0)
Other (2)	(610.7)	131.3	(479.6)	(740.5)

Ending balance	$33,324.3	$25,119.5	$33,324.3	$25,119.5

(1)	In November 2010, we became the advisor and distributor to $1.5 billion of variable insurance funds. We previously acted as the sub-advisor under an institutional mandate with a third-party VIT representing $0.3 billion of variable insurance funds which was included in Institutional Products as of January 1, 2010, March 31, 2010 and June 30, 2010.
(2)	Comprised, as applicable, of mutual fund dividends distributed, net flows on cash management strategies and variable insurance funds, market appreciation (depreciation) on variable insurance funds and structured products, and acquisitions (dispositions) of investment contracts, as applicable.

(3)	Excluding cash management products, Separately Managed Accounts and Institutional Products ending assets under management are as follows:

	As of June 30,
	2011	2010
Separately Managed Accounts-Ending Assets	$4,035.9	$3,327.7
Institutional Products-Ending Assets	$4,958.1	$4,706.1

(4)	Comprised of net flows of $(64.5) and $(133.6) for the three and six months ended June 30, 2011, respectively.

Average Fee Earning Assets Under Management and Average Basis Points

The following table summarizes average fee earning assets under management and average management fee basis points:

	Three Months Ended June 30,
	Average Fees Earned		Average Fee Earning Assets
	(expressed in BPs)		($ in millions)
	2011	2010	2011	2010
Products
Mutual Funds - Long-term (1)	44	43	$19,170.2	$13,966.0
Mutual Funds - Money Market (1)	4	5	2,522.2	2,921.9
Variable Insurance Funds (1)	39	—	1,531.0	—
Separately Managed Accounts (2)	49	47	4,005.1	3,642.3
Institutional Products (2)	27	28	5,577.4	5,210.9

All Products	39	36	$32,805.9	$25,741.1

	Six Months Ended June 30,
	Average Fees Earned		Average Fee Earning Assets
	(expressed in BPs)		($ in millions)
	2011	2010	2011	2010
Products
Mutual Funds - Long-term (1)	44	44	$18,160.0	$13,735.3
Mutual Funds - Money Market (1)	4	5	2,650.0	3,193.9
Variable Insurance Funds (1)	39	—	1,540.7	—
Separately Managed Accounts (2)	49	48	3,919.1	3,597.0
Institutional Products (2)	27	34	5,484.5	5,062.2

All Products	38	38	$31,754.3	$25,588.4

(1)	Average fees earned are net of non-affiliated sub-advisory fees and fund reimbursements.
(2)	Excluding cash management products, Separately Managed Accounts and Institutional Products average assets under management are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Separately Managed Accounts-Average Assets	$3,943.5	$3,508.5	$3,919.1	$3,597.0
Separately Managed Accounts-Average Fees (in basis points)	49	49	49	48
Institutional Products-Average Assets	$4,919.4	$4,748.4	$5,484.5	$5,062.2
Institutional Products-Average Fees (in basis points)	30	31	27	34

The average fee earning assets under management and average fees earned expressed in basis points presented in the table above are intended to provide information in the analysis of our asset based revenue. Fees for money market, long-term mutual funds and variable insurance funds are calculated based on average daily or weekly net assets. Average fees earned by variable insurance funds will vary based on several factors, including the asset mix and fund reimbursements. Separately managed accounts are generally calculated based on end of the preceding quarter’s asset values. Institutional fees are calculated based on an average of month-end balances. Structured finance product fees, which are included in institutional products, are calculated based on a combination of the underlying cash flows and the principal value of the product.

Our product mix shifted towards higher fee earning assets for the three and six months ended June 30, 2011 compared to the corresponding period in the prior year as assets under management from equity products, which have higher fees, increased in proportion to our overall portfolio. However, average fees earned on institutional products were approximately 10 basis points higher than normal during the six months ended June 30, 2010 due to recognition of $1.3 million of revenue on structured finance products for subordinated management fees earned in prior periods that were not recognized as revenue until payment of such fees resumed in the first quarter of 2010 upon meeting collateral quality tests.

Results of Operations

Summary Financial Data

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
($ in thousands)	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
Results of Operations
Investment management fees	$31,481	$23,388	$8,093	$60,312	$47,802	$12,510
Other revenue	17,421	11,400	6,021	32,711	20,433	12,278

Total revenues	48,902	34,788	14,114	93,023	68,235	24,788

Operating expenses	44,432	32,278	12,154	83,064	63,489	19,575
Intangible asset amortization	1,011	1,293	(282)	2,057	2,822	(765)

Total expenses	45,443	33,571	11,872	85,121	66,311	18,810

Operating income	3,459	1,217	2,242	7,902	1,924	5,978
Other income (expense)	281	(523)	804	627	(106)	733
Interest expense, net	(127)	(190)	63	(292)	(295)	3

Income before income taxes	3,613	504	3,109	8,237	1,523	6,714
Income tax expense	417	91	326	704	50	654

Net income	3,196	413	2,783	7,533	1,473	6,060
Preferred stockholder dividends	(704)	(900)	196	(1,408)	(1,800)	392
Allocation of earnings to preferred stockholders	(449)	—	(449)	(1,103)	—	(1,103)

Net income (loss) attributable to common stockholders	$2,043	$(487)	$2,530	$5,022	$(327)	$5,349

Revenues

Revenues by source are as follows:

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
($ in thousands)	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
Investment management fees
Mutual funds	$21,378	$15,423	$5,955	$40,301	$30,650	$9,651
Separately managed accounts	4,843	4,298	545	9,539	8,611	928
Institutional accounts	2,966	2,837	129	5,858	5,578	280
Structured finance products	807	830	(23)	1,604	2,963	(1,359)
Variable insurance funds	1,487	—	1,487	3,010	—	3,010

Total investment management fees	31,481	23,388	8,093	60,312	47,802	12,510
Distribution and service fees	11,122	7,001	4,121	20,860	13,410	7,450
Administration and transfer agent fees	5,817	3,964	1,853	10,990	6,188	4,802
Other income and fees	482	435	47	861	835	26

Total revenues	$48,902	$34,788	$14,114	$93,023	$68,235	$24,788

Investment Management Fees

Investment management fees increased $8.1 million or 34.6% and $12.5 million or 26.2% for the three and six months ended June 30, 2011, respectively, due to a 27.4% and 24.1% increase in average fee earning assets under management compared to the corresponding prior year periods. The increase in average fee earning assets under management for the three and six months ended June 30, 2011 was due primarily to overall positive net flows of $1.5 billion and $2.9 billion, respectively, primarily from strong sales of long-term open-end mutual funds and market appreciation of $0.5 billion and $1.4 billion, respectively. Offsetting the increase in investment management fees for the three and six months ended June 30, 2011 were higher fund expense reimbursements of $0.5 million and $1.3 million, respectively, related to our variable insurance funds adopted in the fourth quarter of 2010. In addition, subordinated management fees on structured finance products were lower in the first half of 2011 than in the first half of 2010 due to recognition of $1.3 million of revenue in the first half of 2010 for fees earned in prior periods that were not recognized as revenue until payment of such fees resumed in the first quarter of 2010.

Distribution and Service Fees

Distribution and service fees, which are asset-based fees earned from our open-end mutual funds for distribution services we perform on their behalf, increased $4.1 million or 58.9% and $7.5 million or 55.6% for the three and six months ended June 30, 2011, respectively, compared to the corresponding prior year periods due to higher assets under management in long-term open-end mutual funds and variable insurance funds. The increase in fees also resulted in a corresponding increase in trail commissions, which are a component of distribution expenses. Trail commissions represent asset-based payments to our distribution partners based on a percentage of our assets under management.

Administration and Transfer Agent Fees

Administration and transfer agent fees, which are asset-based fees earned from our open-end mutual funds, variable insurance funds and certain of the closed-end funds for fund administration and transfer agent services we perform on their behalf, increased $1.9 million or 46.7% and $4.8 million or 77.6%, respectively, for the three and six months ended June 30, 2011 compared to the corresponding prior year periods due to higher assets under management. In addition, in April 2010, an amendment to our fund administration agreement was executed with our open-end mutual funds that changed and increased our fee rates. In connection with the amendment, we implemented additional expense caps that require us to reimburse funds for expenses that exceed defined thresholds, resulting in higher fund expense reimbursements for the three and six months ended June 30, 2011 compared to the corresponding prior year periods, which are recorded as a reduction to investment management fees.

Operating Expenses

Operating expenses by category were as follows:

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
($ in thousands)	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
Operating expenses
Employment expenses	$23,050	$15,458	$7,592	$42,619	$31,817	$10,802
Distribution and administrative expenses	12,367	7,786	4,581	23,444	15,130	8,314
Other operating expenses	8,421	7,934	487	16,260	15,412	848
Restructuring and severance	594	1,100	(506)	741	1,130	(389)
Intangible asset amortization	1,011	1,293	(282)	2,057	2,822	(765)

Total operating expenses	$45,443	$33,571	$11,872	$85,121	$66,311	$18,810

Employment Expenses

Employment expenses increased $7.6 million or 49.1% and $10.8 million or 34.0% in the three and six months ended June 30, 2011, respectively, compared to the corresponding prior year periods primarily due to increases in variable compensation, both sales and profit based and additional employment expense in the three and six months ended June 30, 2011 related to the addition of the Newfleet Multi-Sector team. The increases in sales and profit based variable compensation are the result of higher sales and improved profitability and operating metrics in the second quarter and first half of 2011 compared to the second quarter and first half of 2010.

Distribution and Administrative Expenses

Distribution and administrative expenses increased $4.6 million or 58.8% and $8.3 million or 55.0%, respectively, in the three and six months ended June 30, 2011 compared to the corresponding prior year periods due to increases in asset-based trail commissions paid to our distribution partners which increased $1.6 million and $3.2 million, respectively, consistent with increases in our assets under management. Trail commissions are fees we pay to broker-dealers for providing sales, marketing and distribution services to investors of our mutual funds. Also contributing to the increase were increased distribution and administrative expenses related to our variable insurance funds of $1.3 million and $2.7 million, respectively, for the three and six months ended June 30, 2011 compared to the corresponding prior year periods due to the related increase in our assets under management, and higher sales-based fees paid to third party distribution partners which increased $1.7 million and $2.4 million, respectively, in the three and six months ended June 30, 2011 compared to the corresponding prior year periods due to higher sales in the second quarter and first half of 2011 compared to the second quarter and first half of 2010.

Other Operating Expenses

Other operating expenses increased $0.5 million or 6.1% and $0.8 million or 5.5%, respectively, in the three and six months ended June 30, 2011 compared to the corresponding prior year periods primarily due to $0.4 million of start-up expenses related to the addition of the Newfleet Multi-Sector team. The modest increase, despite larger increases in assets under management and sales in 2011 compared to 2010, is a result of management’s continued efforts to control fixed operating costs.

Restructuring and Severance

Restructuring and severance decreased $0.5 million or 46.0% and $0.4 million or 34.4%, respectively, in the three and six months ended June 30, 2011 compared to the corresponding prior year periods. During the three and six months ended June 30, 2011, we incurred $0.6 million and $0.7 million, respectively, of severance costs as a result of the reduction in headcount at one of our affiliates. During the three and six months ended June 30, 2010, we incurred $1.1 million of severance costs due primarily to the departure of an individual employee of the Company.

Intangible Asset Amortization

Amortization expense decreased $0.3 million or 21.8% and $0.8 million or 27.1%, respectively, in the three and six months ended June 30, 2011 compared to the corresponding prior year periods due to a number of intangible assets related to institutional contracts becoming fully amortized in the last twelve months offset by increased amortization expense of $0.1 in the first half of 2011 compared to the corresponding prior year period related to the variable insurance fund investment management contracts acquired in 2010.

Other Income and Expenses

Other Income (Expense)

Other income increased $0.8 million or 153.7% and $0.7 million or 691.5% in the three and six months ended June 30, 2011, respectively, compared to the corresponding prior year periods due primarily to increases in the market value of trading securities as compared to 2010 offset by a decline in the estimated fair value of an equity investment.

Interest Expense, net

Interest expense is attributable primarily to long-term debt under our Credit Facility. Interest expense decreased $75,000 and $139,000, respectively, in the three and six months ended June 30, 2011 compared to the corresponding prior year periods due to the refinancing of our Credit Facility in the third quarter of 2010 which lowered our interest rate. Our effective interest rate on long-term borrowings outstanding under our Credit Facility, inclusive of the amortization of deferred financing costs, was 4.38% as of June 30, 2011 compared to 6.29% as of June 30, 2010. Interest and dividend income in the three and six months ended June 30, 2011, respectively, decreased $12,000 and $136,000 compared to the corresponding prior year periods.

Income Tax Expense

Our effective tax rate was 11.5% and 8.5%, respectively, for three and six months ended June 30, 2011 compared to 4.5% and 3.3%, respectively, for the same periods in the prior year. The increase in the effective tax rate for the three months and six months ended June 30, 2011 was primarily due to the mix of earnings in various state taxing jurisdictions and certain discrete items.

Preferred Stockholder Dividends

On January 27, 2011, the Board of Directors of the Company declared cash dividends on our Series B Convertible Preferred Stock for the three months ended December 31, 2010 of $0.7 million, which we paid in March 2011. On April 28, 2011, the Board of Directors of the Company declared cash dividends on our Series B Convertible Preferred Stock for the three months ended March 31, 2011 of $0.7 million, which we paid in June 2011. On July 28, 2011, the Board of Directors of the Company declared cash dividends on our Series B Convertible Preferred Stock for the three months ended June 30, 2011, which we expect to pay in September 2011.

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

Liquidity and Capital Resources

Certain Financial Data

The following table summarizes certain key financial data relating to our liquidity and capital resources:

($ in thousands)	June 30, 2011	December 31, 2010
Balance Sheet Data
Cash and cash equivalents	$36,635	$43,948
Marketable securities	15,350	10,273
Long-term debt	15,000	15,000
Convertible preferred stock	35,921	35,921
Working capital (1)	$47,374	$44,206

	Six Months Ended June 30,
	2011	2010
Cash Flow Data
Provided by (used in):
Operating activities	$56	$4,465
Investing activities	(692)	(219)
Financing activities	(6,677)	(1,280)

(1)	Working capital is defined as current assets less current liabilities.

Capital Requirements

Our short-term capital requirements, which we consider to be those capital requirements due within one year, include payment of interest on our Credit Facility, payment of annual incentive compensation, payment of preferred stock dividends and contingent consideration payments for our variable insurance fund investment management contracts. Incentive compensation, which is generally the Company’s largest annual operating cash payment, is paid in the first quarter of the year. In the first quarter of 2011 and 2010, we paid approximately $14.5 million and $10.8 million, respectively, in incentive compensation related to incentives that were earned during the years ended December 31, 2010 and 2009, respectively. In the first half of 2011 and 2010, we paid preferred stock dividends of $1.4 million and $0.9 million, respectively. At June 30, 2011 and 2010, $0.7 million and $1.8 million, respectively, of dividends was accrued for payment of the Series B Convertible Preferred Stock for the three months ended June 30, 2011 and the six months ended June 30, 2010, respectively. Short-term capital requirements may also be affected by employee withholding tax payments related to net share settlement upon vesting of restricted stock units. The amount we pay in future periods will vary based on our stock price, the number of restricted stock units vesting during the period and whether employees elect to satisfy withholding taxes through net share settlement or cash payment.

In the first half of 2011, we repurchased 85,000 common shares for $4.8 million under our share repurchase program which was established in the fourth quarter of 2010. At June 30, 2011, there were 245,000 shares of common stock remaining for repurchase under the share repurchase program.

Future capital requirements could include principal payments on our outstanding Credit Facility, which matures in September 2013, capital expenditures and other strategic initiatives.

Uses of Cash

We expect that our main uses of cash will be to (i) invest in our organic growth, including our distribution efforts or closed-end fund launches, (ii) seed new mutual funds to ensure a strong pipeline of future saleable products, (iii) fund ongoing and potential investments in our infrastructure to achieve greater economies of scale and a more efficient overall cost structure and (iv) acquire shares of our common stock. In July 2011, we funded $9.6 million of closed-end fund launch costs associated with the Duff & Phelps Global Utility Income Fund Inc. which began trading on July 27, 2011.

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

Capital and Reserve Requirements

We have a subsidiary that is a broker-dealer registered with the SEC and is therefore subject to certain rules regarding minimum net capital, as defined by those rules. The subsidiary is required to maintain a ratio of “aggregate indebtedness” to “net capital,” as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us including additional reporting requirements, tighter ratios and business interruption. At June 30, 2011 and 2010, the ratio of aggregate indebtedness to net capital of the broker-dealer was below the maximum allowed and our net capital was significantly in excess of that required.

Operating Cash Flow

Net cash provided by operating activities of $0.1 million for the six months ended June 30, 2011 decreased by $4.4 million from net cash provided by operating activities of $4.5 million in the same period in the prior year due primarily to increases in cash used in operating activities related to increased revenues including $4.6 million from accounts receivable and $3.8 million from third-party mutual fund commissions offset by a $4.8 million increase in sales- and profit-based incentive compensation accruals. The decrease in net cash provided by operating activities also reflects a net increase of $1.6 million in our seed capital investing activities and the investment of $3.0 million for corporate purposes in several of our funds. In addition, in the three months ended June 30, 2011, the Company satisfied its obligation related to an equity investment with repayment of $1.8 million of previously received distributions. The increases in cash used in operating activities for the six months ended June 30, 2011 were largely offset by the increase of $6.1 million (including $2.9 million of Newfleet Multi-Sector team operating expenses) in cash provided by earnings and changes in other noncash items as well as the impact of the timing of disbursements for recurring operating expenses compared with the same period in the prior year.

Investing Cash Flow

Net cash used in investing activities of $0.7 million for the six months ended June 30, 2011 increased by $0.5 million from net cash used in investing activities in the same period in the prior year. Net cash used in investing activities consists of capital expenditures related to our business operations, the purchase of investment management contracts and purchases of available-for-sale securities. The $0.1 million of cash used to purchase investment management contracts in the first half of 2011 relates to the payment of transaction costs incurred in 2010 in connection with acquiring the rights to advise and distribute certain variable insurance funds from a third-party variable insurance trust.

Financing Cash Flow

Net cash used in financing activities of $6.7 million for the six months ended June 30, 2011 increased by $5.4 million from net cash used in financing activities of $1.3 million in the same period in the prior year due primarily to $4.8 million of repurchases of our common shares and the increase of $0.5 million in preferred stock dividend payments due to the timing of 2010 dividend payments, although fewer Series B shares are currently outstanding, offset by proceeds of $0.4 million from the exercise of stock options. In addition, cash used in financing activities includes $0.4 million of contingent payments for the variable insurance fund investment management contracts acquired in 2010 and payment of employee withholding taxes of $0.5 million in the first half of 2011 compared to $0.4 million in the same period in the prior year related to net share settlement of vested restricted stock units.

Long-term Debt

The Company has a Credit Facility, as amended through August 2, 2010, that provides a senior secured revolving credit facility for the Company that matures in September 2013. The amended Credit Facility provides borrowing capacity of up to $30.0 million, with a $2.0 million sub-limit for the issuance of standby letters of credit. Borrowings under the Credit Facility may not at any time exceed a minimum asset coverage ratio of 1.25 which in general represents the sum of the Company’s cash, marketable securities and investment management fee receivables, excluding certain specified assets, to total outstanding indebtedness (including outstanding letters of credit). The Credit Facility is secured by substantially all of the assets of the Company. Throughout the quarter, $15.0 million was outstanding under the Credit Facility. As of June 30, 2011, the Company had the capacity to draw on the entire amount of the Credit Facility.

Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at the Company’s option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate (as defined in the Credit Facility agreement), plus an applicable margin, effective August 2, 2010, that ranges from 1.25% to 3.00%. At June 30, 2011, the interest rate in effect for the Credit Facility was 2.50%, exclusive of the amortization of deferred financing costs. Under the terms of the Credit Facility the Company is also required to pay certain fees, including an annual commitment fee of 0.50% on undrawn amounts and a letter of credit participation fee at an annual rate equal to the applicable margin as well as any applicable fronting fees, each of which is payable quarterly in arrears.

The Credit Facility contains customary restrictive covenants, including covenants that restrict (subject in certain instances to minimum thresholds or exceptions) the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create liens, merge or make acquisitions, dispose of assets, enter into leases, sale/leasebacks or acquisitions of capital stock, and make distributions, dividends, loans, guarantees, investments or capital expenditures, among other things. In addition, the Credit Facility contains certain financial covenants, the most restrictive of which include, effective August 2, 2010: (i) minimum required consolidated net worth as of any fiscal quarter end (total stockholders’ equity plus the liquidation preference of outstanding convertible preferred shares) to be at least $65.0 million, plus adjustments for net income, redemptions of convertible securities and equity issuances, if any, after September 1, 2009, (ii) minimum consolidated assets under management (excluding money market funds) of $15.0 billion as of each quarter end through March 31, 2012 and $18.0 billion as of any quarter end thereafter, (iii) minimum liquid assets having a fair value not less than $7.5 million, (iv) a minimum interest coverage ratio (generally, adjusted EBITDA to interest expense as defined in and for the period specified in the Credit Facility agreement) of at least 3.00:1, and (v) a leverage ratio (generally, total indebtedness as of any date to adjusted EBITDA as defined in and for the period specified in the Credit Facility agreement) of no greater than 2.75:1. For purposes of the Credit Facility, adjusted EBITDA generally means, for any period, net income of the Company before interest expense, income taxes, depreciation and amortization expense, and excluding non-cash stock-based compensation, unrealized mark-to-market gains and losses, certain severance, and certain non-cash non-recurring gains and losses as described in and specified under the Credit Facility agreement. At June 30, 2011, the Company was in compliance with all financial covenants.

The Credit Facility agreement also contains customary provisions regarding events of default which could result in an acceleration of amounts due under the facility, including failure to pay principal or interest when due, failure to satisfy or comply with covenants, change of control, certain judgments, invalidation of liens, and cross-default to other debt obligations.

Series B Convertible Preferred Stock

As of June 30, 2011, 35,217 shares of our Series B Convertible Preferred Stock, $1,000 stated value per share, were outstanding. The Series B is entitled to one vote for each share of our common stock into which the Series B is then convertible on all matters to be voted on by our shareholders, other than the election of directors; provided that the Series B is entitled to vote as a separate class to elect a Series B director (and Harris Bankcorp is entitle to nominate another director for election by our common shareholders). In addition, the Series B is entitled to vote separately as a class on certain corporate transactions, including, among other things, certain mergers or sales of all or substantially all of the assets of the Company or its subsidiaries (or similar transactions) until December 31, 2011; any issuance of equity securities of the Company or its subsidiaries, except in certain limited circumstances; or our repurchase or other acquisition of our outstanding common stock. Additional significant terms of the Series B Convertible Preferred Stock and the rights of Harris Bankcorp pursuant to the Investment Agreement and Series B Certificate of Designations include, without limitation, the following:

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

Contractual Obligations

Our contractual obligations are summarized in our Annual Report on Form 10-K for the year ended December 31, 2010. As of June 30, 2011, there have been no material changes outside of the ordinary course in our contractual obligations since December 31, 2010.

Critical Accounting Policies and Estimates

Our financial statements and the accompanying notes are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), which requires the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Annual Report on Form 10-K. A complete description of our significant accounting policies is detailed in our 2010 Annual Report on Form 10-K. There were no changes in our critical accounting policies in the six months ended June 30, 2011.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, and the International Accounting Standards Board issued International Financial Reporting Standard (“IFRS”) 13, Fair Value Measurement (together, the new guidance). The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The new guidance changes some fair value measurement principles and disclosure requirements. The Company is required to adopt the amendments in this ASU prospectively in the quarter ending March 31, 2012. Early adoption is prohibited under this ASU. Adoption of this ASU is not expected to have an impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and allows an entity to elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The Company is required to adopt this ASU as of January 1, 2012. Early adoption is permitted, but full retrospective application is required under this ASU. Adoption of this ASU is not expected to have an impact on the Company’s financial position or results of operations.

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

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the following: (a) the effects of changes and volatility in political, economic or industry conditions, the interest rate environment, or financial and capital markets; (b) any poor relative investment performance of our investment management strategies and any resulting outflows of assets; (c) mutual fund sales in any period may be through a limited number of financial intermediaries, from a limited number of investment strategies, and/or impacted by relative performance and the breadth and type of investment products we offer; (d) any lack of availability of additional financing, as may be needed, on satisfactory terms or at all; (e) any inadequate performance of third-party relationships; (f) the withdrawal of assets from under our management; (g) our ability to attract and retain key personnel in a competitive environment; (h) the ability of independent trustees of our mutual funds and closed-end funds and other clients to terminate their relationships with us; (i) the possibility that our goodwill or intangible assets could become impaired, requiring a charge to earnings; (j) the increased competition we face in our business, including competition related to investment products and fees; (k) potential adverse regulatory and legal developments; (l) the difficulty of detecting misconduct by our employees, sub-advisors and distribution partners; (m) changes in accounting standards or rules, including the impact of proposed rules which may be promulgated related to Rule 12b-1 fees; (n) the ability to satisfy the financial covenants under existing debt agreements; and (o) certain other risks and uncertainties described in our 2010 Annual Report on Form 10-K or in any of our filings with the Securities and Exchange Commission (“SEC”). An occurrence of, or any material adverse change in, one or more risk factors or risks referred to in this Quarterly Report or included in our 2010 Annual Report on Form 10-K or other periodic reports filed with the SEC could materially and adversely affect our operations, financial results, cash flows, prospects and liquidity.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our exposure to market risk is directly related to our role as investment advisor for the funds and accounts we manage as investment advisor. Most of our revenue for the three and six months ended June 30, 2011 and 2010 was derived from investment management, distribution and fund administration fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

We are also subject to market risk due to a decline in the market value of our investments, consisting primarily of marketable securities. At June 30, 2011, the fair value of marketable securities was $15.4 million. Assuming a 10% increase or decrease in the fair value of marketable securities at June 30, 2011, our net income would have changed by $1.3 million and our total comprehensive income would have changed by $1.5 million for the three and six months ended June 30, 2011.

Interest Rate Risk

At June 30, 2011, we have $15.0 million outstanding under our Credit Facility that has a variable interest rate. Amounts outstanding under our Credit Facility bear interest at an annual rate equal to, at our option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate, plus an applicable margin that ranges from 1.25% to 3.00%. At June 30, 2011, the interest rate in effect for our Credit Facility was 2.50%. A hypothetical 300 basis point change in interest rates for the three and six months ended June 30, 2011 would have changed our interest expense by approximately $0.1 million.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are regularly involved in litigation and arbitration as well as examinations and investigations by various regulatory bodies, including the SEC, involving our compliance with, among other things, securities laws, client investment guidelines, laws governing the activities of broker-dealers and other laws and regulations affecting our products and other activities. Legal and regulatory matters of this nature may involve activities as an employer, issuer of securities, investor, investment advisor, broker-dealer or taxpayer. We cannot predict the ultimate outcome of such legal claims or matters or provide reasonable ranges of potential losses. We believe that the outcomes of our legal or regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition. However, in the event of unexpected subsequent developments and given the inherent unpredictability of these legal and regulatory matters, there can be no assurance that our assessment of any claim, dispute, regulatory examination or investigation or other legal matter will reflect the ultimate outcome and an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operations or cash flows in particular quarterly or annual periods.

Item 1A. Risk Factors

We have had no significant changes to our risk factors from those previously reported in our 2010 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicaly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
April 1 - 30, 2011	—	—	—	280,000
May 1 - 31, 2011	—	—	—	280,000
June 1 - 30, 2011	35,000	$57.17	35,000	245,000

(1)	Average price per share is calculated on a settlement basis and excludes commissions.
(2)	The share repurchases above were completed pursuant to a program announced October 14, 2010. The Company is authorized to purchase a maximum of 350,000 shares. The program expires three years from inception.

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

The following exhibits are filed herewith or incorporated by reference:

Item 6.	Exhibits

Exhibit Number	Description

10.28	Amendment No. 1, dated June 19, 2011, to the Rights Agreement, dated as of December 29, 2008, between Virtus Investment Partners, Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed June 19, 2011)

10.29	Amendment No. 2, dated June 21, 2011, to the Rights Agreement, dated as of December 29, 2008, between Virtus Investment Partners, Inc. and Mellon Investor Services LLC

10.30	Form of Performance Share Unit Award Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Note to Exhibits List:

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document files under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

August 5, 2011	By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)