Form 10-Q
period 2011-09-30
VIRTUS INVESTMENT PARTNERS, INC.
filed 2011-11-04
CIK 883237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

100 Pearl Street, Hartford, CT 06103

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

The number of shares outstanding of the registrant’s common stock was 6,171,584 as of October 28, 2011.

VIRTUS INVESTMENT PARTNERS, INC.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Virtus Investment Partners, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2011	December 31, 2010

($ in thousands, except share data)
Assets
Current Assets
Cash and cash equivalents	$39,225	$43,948
Trading securities, at fair value	9,473	8,357
Available-for-sale securities, at fair value	2,261	1,916
Accounts receivable	25,853	21,136
Prepaid expenses and other assets	4,608	3,009

Total current assets	81,420	78,366
Furniture, equipment, and leasehold improvements, net	5,532	6,557
Intangible assets, net	50,124	52,977
Goodwill	4,795	4,795
Long-term investments ($2,458 and $2,340 at fair value, respectively) and other assets	9,491	6,216

Total assets	$151,362	$148,911

Liabilities and Stockholders’ Equity
Current Liabilities
Accrued compensation and benefits	$22,582	$19,245
Accounts payable	4,498	4,229
Income taxes payable	—	61
Other accrued liabilities	5,211	5,938
Broker-dealer payable	5,705	4,687

Total current liabilities	37,996	34,160
Deferred taxes, net	8,785	8,785
Long-term debt	15,000	15,000
Lease obligations and other long-term liabilities	6,158	6,775

Total liabilities	67,939	64,720

Commitments and Contingencies (Note 11)
Series B redeemable convertible preferred stock (stated at liquidation value), $.01 par value, 45,000 shares authorized, 35,217 shares issued and outstanding, at September 30, 2011 and December 31, 2010, respectively	35,921	35,921

Stockholders’ Equity
Common stock, $.01 par value, 1,000,000,000 shares authorized; 6,326,584 shares issued and 6,171,584 shares outstanding at September 30, 2011 and 6,271,821 shares issued and 6,251,821 shares outstanding at December 31, 2010	63	63
Additional paid-in capital	915,160	912,942
Accumulated deficit	(858,748)	(863,503)
Accumulated other comprehensive loss	(179)	(308)
Treasury stock, at cost, 155,000 shares and 20,000 shares at September 30, 2011 and December 31, 2010, respectively	(8,794)	(924)

Total stockholders’ equity	47,502	48,270

Total liabilities and stockholders’ equity	$151,362	$148,911

See Notes to Condensed Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

($ in thousands, except per share data)
Revenues
Investment management fees	$37,053	$23,483	$97,365	$71,285
Distribution and service fees	11,435	7,353	32,295	20,763
Administration and transfer agent fees	6,363	4,328	17,353	10,516
Other income and fees	606	418	1,467	1,253

Total revenues	55,457	35,582	148,480	103,817

Operating Expenses
Employment expenses	25,526	15,910	68,145	47,727
Distribution and administration expenses	23,250	8,217	46,694	23,347
Other operating expenses	7,436	6,742	22,722	21,159
Restructuring and severance	7	228	748	1,358
Depreciation and amortization	453	513	1,427	1,508
Intangible asset amortization	978	1,075	3,035	3,897

Total operating expenses	57,650	32,685	142,771	98,996

Operating Income (Loss)	(2,193)	2,897	5,709	4,821

Other Income (Expense)
Realized and unrealized gain (loss) on trading securities	(1,576)	1,024	(737)	847
Other (expense) income	4	4	(208)	75

Total other income (expense), net	(1,572)	1,028	(945)	922

Interest Income (Expense)
Interest expense	(189)	(228)	(592)	(770)
Interest and dividend income	81	52	192	299

Total interest expense, net	(108)	(176)	(400)	(471)

Income (Loss) Before Income Taxes	(3,873)	3,749	4,364	5,272
Income tax expense (benefit)	(1,095)	30	(391)	80

Net Income (Loss)	(2,778)	3,719	4,755	5,192
Preferred stockholder dividends	(705)	(785)	(2,113)	(2,585)
Allocation of earnings to preferred stockholders	—	(528)	(476)	(469)

Net Income (Loss) Attributable to Common Stockholders	$(3,483)	$2,406	$2,166	$2,138

Earnings (Loss) per share - Basic	$(0.56)	$0.39	$0.35	$0.36

Earnings (Loss) per share - Diluted	$(0.56)	$0.37	$0.31	$0.33

Weighted Average Shares Outstanding - Basic (in thousands)	6,219	6,103	6,222	5,931

Weighted Average Shares Outstanding - Diluted (in thousands)	6,219	6,538	6,895	6,466

See Notes to Condensed Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
($ in thousands)
Cash Flows from Operating Activities:
Net income	4,755	$5,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,427	1,508
Intangible asset amortization	3,035	3,897
Stock-based compensation	4,035	2,996
Amortization of deferred commissions	6,158	3,639
Payments of deferred commissions	(9,045)	(3,595)
Equity in losses (earnings) of affiliates	223	(66)
Realized and unrealized (gains) losses on trading securities	737	(847)
(Purchase) sale of trading securities, net	(1,853)	751
Changes in operating assets and liabilities:
Accounts receivable	(4,717)	625
Prepaid expenses and other assets	(1,318)	(61)
Accounts payable and accrued liabilities	4,970	(1,076)
Income taxes payable	(835)	(568)
Other liabilities	(909)	356

Net cash provided by operating activities	6,663	12,751

Cash Flows from Investing Activities:
Capital expenditures	(402)	(234)
Purchase of investment management contracts	(141)	(783)
Purchase of available-for-sale securities	(216)	(82)

Net cash used in investing activities	(759)	(1,099)

Cash Flows from Financing Activities:
Payment of deferred financing costs	—	(362)
Contingent consideration for investment management contracts	(594)	—
Preferred stock dividends paid	(2,113)	(2,700)
Repurchase of common shares	(7,870)	—
Proceeds from exercise of stock options	670	31
Taxes paid related to net share settlement of RSUs	(720)	(407)

Net cash used in financing activities	(10,627)	(3,438)

Net (decrease) increase in cash	(4,723)	8,214
Cash and cash equivalents, beginning of period	43,948	28,620

Cash and Cash Equivalents, end of period	39,225	$36,834

Supplemental Cash Flow Information:
Interest paid	$297	$359
Income taxes paid	$444	$707

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

The Company provides investment management services through its affiliates and unaffiliated sub-advisors to individual and institutional clients throughout the United States of America. Retail investment management services (including administrative services) are provided to individuals through products consisting of open-end mutual funds, closed-end funds, variable insurance funds and separately managed accounts. Separately managed accounts include accounts through intermediary programs that are sponsored and distributed by non-affiliated broker-dealers, and individual direct private client investment services that are sold and administered by our affiliates. Institutional investment management services are provided primarily to corporations, multi-employer retirement funds, public employee retirement systems and foundations, endowments and special purpose funds.

BMO Bankcorp, Inc. formerly known as Harris Bankcorp, Inc., (“BMO Bankcorp”) a subsidiary of the Bank of Montreal, owns 100% of the Company’s outstanding shares of Series B Convertible Preferred Stock. See Note 13 Subsequent Events for additional information.

2.	Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of the Company’s financial condition and results of operations. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Material intercompany accounts and transactions have been eliminated. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Certain prior period amounts in the Consolidated Statements of Cash Flows have been reclassified to conform to the current period presentation.

3.	Intangible Assets

Intangible assets are summarized as follows:

	September 30, 2011	December 31, 2010
($ in thousands)
Definite-lived intangible assets:
Investment contracts	$271,709	$271,568
Accumulated amortization	(251,075)	(248,081)

Definite-lived intangible assets, net	20,634	23,487
Indefinite-lived intangible assets	29,490	29,490

Total intangible assets, net	$50,124	$52,977

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.	Intangible Assets (continued)

Activity in intangible assets is as follows:

	Nine Months Ended September 30,
($ in thousands)	2011	2010
Intangible assets
Balance, beginning of period	$52,977	$54,844
Purchases	141	339
Amortization	(2,994)	(3,897)

Balance, end of period	$50,124	$51,286

4.	Marketable Securities

The Company’s marketable securities consist of both trading (including securities held by a broker-dealer affiliate) and available-for-sale securities. The composition of the Company’s marketable securities is summarized as follows:

September 30, 2011

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Affiliated mutual funds and variable insurance funds	9,153	(1,350)	888	8,691
Equity securities	796	(14)	—	782
Available-for-sale:
Affiliated closed-end funds	2,197	(58)	122	2,261

Total marketable securities	12,146	(1,422)	1,010	11,734

December 31, 2010

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Affiliated mutual funds	$8,368	$(1,169)	$1,158	$8,357
Available-for-sale:
Affiliated closed-end funds	1,981	(68)	3	1,916

Total marketable securities	$10,349	$(1,237)	$1,161	$10,273

At September 30, 2011 and December 31, 2010, all of the Company’s financial instruments that are measured at fair value, which consist solely of mutual funds and marketable securities, utilize a Level 1 valuation technique which, as defined in Accounting Standards Update (“ASU”) 820, Fair Value Measurements and Disclosures, are quoted prices in active markets for identical assets or liabilities.

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

During the third quarter of 2011, the Internal Revenue Service (“IRS”) issued a favorable private letter ruling (“PLR”) to the Company concerning the treatment of a loss related to the dissolution of an inactive subsidiary. The Company had previously recorded approximately $93.0 million of deferred tax assets, fully offset by a valuation allowance, related to the capital loss.

As a result of the PLR, the Company recharacterized the $93.0 million of deferred tax assets previously reported as capital in character to $89.0 million in deferred tax assets relating to net operating losses and intangible assets, with $4.0 million being limited due to Internal Revenue Code Section 382 limitations. In addition, during the third quarter of 2011, the Company derecognized approximately $32.0 million of previously recorded gross deferred tax assets and related offsetting valuation allowance to account for uncertainties related to the loss. At December 31, 2010, the Company had no unrecognized tax benefits. As of September 30, 2011, the unrecognized tax benefits of $32.0 million, if recognized, would not have an impact on the effective tax rate due to the Company’s valuation allowance recorded on its deferred tax assets. Based upon the timing and status of its current examinations by taxing authorities, the Company does not believe that it is reasonably possible that there could be a material change in the amount of unrecognized tax benefits occurring within the next twelve months.

The PLR relies on certain facts, assumptions and representations from management regarding the past conduct of the Company’s businesses and other matters. If any of these facts, assumptions or representations are incorrect, the Company may not be able to rely on the ruling and could be subject to significant tax liabilities in the event we utilize the related deferred tax assets. Notwithstanding the PLR, the IRS could determine on audit that the ordinary loss should be treated as a capital loss if it is determined that any of these facts, assumptions or representations are not correct.

As of September 30, 2011, the Company has a valuation allowance offsetting all deferred tax assets. The future realization of the Company’s deferred tax assets depends on the availability of sufficient future taxable income of the appropriate character. Management is required to evaluate whether a valuation allowance should be maintained against deferred tax assets based on the consideration of available evidence using a “more likely than not” standard at each reporting date. In making this evaluation, management weighs available positive and negative evidence. Management considers, among other factors, the Company’s operating results, the global business environment and industry outlook. The deferred tax asset valuation allowance is maintained until sufficient positive evidence exists to support release of the allowance. Because evidence such as the Company’s operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, the Company’s cumulative losses during this three-year period represents sufficient negative evidence regarding the need for maintaining a full valuation allowance at this time. It is reasonably possible that, if the Company continues to generate income over the near term, management may determine there is sufficient positive evidence as to the timing and amount of future taxable income to allow for the future release of the valuation allowance.

6.	Stockholders’ Equity

Treasury Stock

During the three and nine months ended September 30, 2011, the Company repurchased 50,000 and 135,000 common shares, respectively, at weighted-average prices per share of $60.94 and $58.24, respectively, under the Company’s share repurchase program. The total cost of treasury shares acquired by the Company during the three and nine months ended September 30, 2011 was approximately $3.1 million and $7.9 million, respectively. There were no share repurchases made during the three and nine months ended September 30, 2010. At September 30, 2011, there were 195,000 shares of common stock remaining for repurchase under the share repurchase program.

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
($ in thousands)
Net income (loss)	$(2,778)	$3,719	$4,755	$5,192
Unrealized gain on available-for-sale securities, net of tax	103	151	129	8

Total comprehensive income (loss)	$(2,675)	$3,870	$4,884	$5,200

8.	BMO Bankcorp Related Party Transactions

Effective as of December 31, 2008, BMO Bankcorp owns 100% of the Company’s outstanding shares of Series B Convertible Preferred Stock. See Note 13 Subsequent Events for additional information. The Company acquired the rights to advise, distribute and administer the Insight Funds from Harris Investment Management, Inc. (“Harris”), a subsidiary of BMO Bankcorp, in May 2006, as further discussed in Note 11. Harris and BMO Bankcorp are related parties of the Company.

Sub-advisory investment management fees, pursuant to its strategic partnership agreement with Harris, which are netted against investment management fees in the Company’s Condensed Consolidated Statements of Operations, and distribution and administration expenses paid or payable to Harris are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
($ in thousands)
Sub-advisory investment management fees	$657	$870	$2,274	$3,165
Distribution and administration expenses	6	167	124	415

Total fees and expenses related to Harris	$663	$1,037	$2,398	$3,580

At September 30, 2011 and December 31, 2010, $0.2 million and $0.5 million, respectively, were payable to Harris and its affiliates related to sub-advisory investment management fees, and distribution and administration expenses.

9.	Stock-based Compensation

The Company has an Omnibus Incentive and Equity Plan (the “Plan”) under which officers, employees, directors and consultants may be granted equity-based awards, including restricted stock units (“RSUs”), stock options and unrestricted shares of common stock. At September 30, 2011, 1,800,000 shares of common stock were authorized for issuance under the Plan, of which 637,234 remain available for issuance. Each RSU entitles the holder to one share of Virtus common stock when the restriction expires. RSUs generally have a term of two to three years and may be time-vested, performance-contingent or have a combination of both time and performance vesting features. Stock options generally vest over three years and have a contractual life of ten years. Stock options are granted with an exercise price equal to the fair market value of the shares at the date of grant.

Board of Director Grants

During the nine months ended September 30, 2011 and 2010, 6,988 shares and 16,719 shares, respectively, of common stock were granted to those non-employee members of the Company’s Board of Directors who receive compensation for his or her Board services as part of their annual retainer. The Company recognized $0.4 million and $0.4 million in stock-based compensation expense for the nine months ended September 30, 2011 and 2010 in connection with these grants.

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9.	Stock-based Compensation (continued)

Restricted Stock Units

RSU activity for the nine months ended September 30, 2011 is summarized as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	460,633	$13.39
Granted	163,941	$52.43
Forfeited	(7,996)	$36.75
Settled	(42,736)	$22.26

Outstanding at September 30, 2011	573,842	$23.41

Stock Options

Stock option activity for the nine months ended September 30, 2011 is summarized as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	386,190	$20.83
Granted	10,454	$55.30
Exercised	(16,646)	$40.25
Forfeited	(5,120)	$12.21

Outstanding at September 30, 2011	374,878	$21.05

Vested and exercisable at September 30, 2011	136,452	$36.14

Options expected to vest at September 30, 2011	226,505	$12.41

The weighted-average fair value of options granted during the nine months ended September 30, 2011 estimated as of the grant date using the Black-Scholes option valuation model was $27.56 per common share. At September 30, 2011, outstanding stock options have an intrinsic value of $12.2 million.

The fair value of stock options granted under the Company’s stock plan was estimated on the grant date using the Black-Scholes option valuation model with the following assumptions:

	2011	2010
Expected dividend yield	0.0%	0.0%
Expected volatility	47.2%	53.6%
Risk-free interest rate	2.5%	3.0%
Expected life	6.5 years	6.5 years

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9.	Stock-based Compensation (continued)

The Company estimates volatility based on the historical volatility of a peer group of publicly traded companies, which includes companies that are in the asset management industry, including competitors, because of the Company’s limited history as an independent public company. The Company determines the expected life using the “simplified method” as allowed under generally accepted accounting principles.

During the three months ended September 30, 2011 and 2010, the Company recognized $1.5 million and $1.0 million, respectively, in total stock-based compensation expense. During the nine months ended September 30, 2011 and 2010, the Company recognized $4.0 million and $3.0 million, respectively, in total stock-based compensation expense. As of September 30, 2011, unamortized stock-based compensation expense for unvested RSUs and stock options was $7.8 million and $0.6 million, respectively, with weighted average remaining amortization periods of 1.1 years and 0.7 years, respectively.

The Company granted 73,310 performance contingent RSUs during the nine months ended September 30, 2011. During the three months ended September 30, 2011 and 2010, total stock-based compensation expense includes $0.4 million and $0.2 million, respectively, for performance-based awards as part of annual and long-term incentive compensation plans. During the nine months ended September 30, 2011 and 2010, total stock-based compensation expense includes $0.7 million and $0.3 million, respectively, for performance-based awards as part of annual and long-term incentive compensation plans.

10.	Earnings per Share

Net income per common share reflects application of the two-class method. The Company’s Series B preferred shareholders are currently entitled to participate in any dividends paid on shares of our common stock on a pro rata basis with the holders of our common stock. Under the two-class method, during periods of net income, participating securities are allocated a proportional share of net income. During periods of net loss, no effect is given to participating securities since they do not share in the losses of the Company. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of net income.

Basic EPS excludes dilution for potential common stock issuances and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted EPS, the basic weighted average number of shares is increased by the dilutive effect of restricted stock units and common stock options using the treasury stock method.

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
($ in thousands, except share data)
Net Income (Loss)	$(2,778)	$3,719	$4,755	$5,192
Preferred stockholder dividends	(705)	(785)	(2,113)	(2,585)
Allocation of earnings to preferred stockholders	—	(528)	(476)	(469)

Net Income (Loss) Attributable to Common Stockholders	$(3,483)	$2,406	$2,166	$2,138

Basic:
Weighted-average number of shares outstanding	6,219	6,103	6,222	5,931
Earnings (Loss) per share - basic	$(0.56)	$0.39	$0.35	$0.36
Diluted:
Weighted-average number of shares outstanding	6,219	6,103	6,222	5,931
Plus: Incremental shares from assumed conversion of dilutive instruments	—	435	673	535

Adjusted weighted-average number of shares outstanding	6,219	6,538	6,895	6,466

Earnings (Loss) per share - diluted	$(0.56)	$0.37	$0.31	$0.33

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10.	Earnings per Share (continued)

For the three months ended September 30, 2011 non-participating securities (stock options) representing 248,909 shares of common stock were excluded from the above computations of weighted-average shares for diluted earnings per share because the effect would be antidilutive due to the net loss attributable to common stockholders for the period. For the nine months ended September 30, 2011, there were no non-participating securities (stock options) excluded from the above computations of weighted-average shares for diluted earnings per share. For the three and nine months ended September 30, 2010, non-participating securities (stock options) representing 137,273 shares of common stock were excluded from the above computations of weighted-average shares for diluted earnings per share due to the antidilutive effect of the securities’ exercise prices as compared to the average market price of the common shares during the period.

11. Commitments and Contingencies

Legal Matters

The Company is regularly involved in litigation and arbitration as well as examinations and investigations by various regulatory bodies, including the SEC, involving its compliance with, among other things, securities laws, client investment guidelines, laws governing the activities of broker-dealers and other laws and regulations affecting its products and other activities. Legal and regulatory matters of this nature may involve activities as an employer, issuer of securities, investor, investment advisor, broker-dealer or taxpayer. We cannot predict the ultimate outcome of such legal claims or matters or in certain instances provide reasonable ranges of potential losses. As of the date of this report, the Company believes that the outcomes of its legal or regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on its consolidated financial condition. However, in the event of unexpected subsequent developments and given the inherent unpredictability of these legal and regulatory matters, there can be no assurance that the Company’s assessment of any claim, dispute, regulatory examination or investigation or other legal matter will reflect the ultimate outcome and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.

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

Inverness Partnerships

The Company has a 23% interest in Inverness/Phoenix Capital LLC (“IPC”). IPC is a joint venture with Inverness Management LLC, an unrelated third-party. IPC acts as a general partner to a private equity limited partnership, Inverness/Phoenix Partners LP (“IPP”), in which the Company also owns an interest. IPP is approaching the end of its contractual life and will be dissolved after the disposition of its single remaining portfolio investment.

At September 30, 2011 and December 31, 2010, the Company’s investment in IPP was $0.5 million and $0.3 million, respectively. At December 31, 2010, the Company had a liability of $1.2 million recorded in other accrued liabilities in the Company’s Consolidated Balance Sheet to reflect a negative capital balance associated with the Company’s general partnership interest in IPC for distributions previously received by the Company. On April 29, 2011 the Company satisfied its obligation under the partnership agreement to refund previously received distributions.

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12.	Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, and the International Accounting Standards Board issued International Financial Reporting Standard (“IFRS”) 13, Fair Value Measurement (together, the new guidance). The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The new guidance changes some fair value measurement principles and disclosure requirements. The Company is required to adopt the amendments in this ASU prospectively in the quarter ending March 31, 2012. Early adoption is prohibited under this ASU. Adoption of this ASU is not expected to have an impact on the Company’s financial position or results of operations.

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

In September 2011, the FASB issued ASU No.2011-08, Testing Goodwill for Impairment (the revised standard) which provides entities with the option of performing a qualitative assessment to determine whether further impairment testing is necessary. The revised standard allows an entity to choose to perform the qualitative assessment on none, some, or all of its reporting units. The Company is required to adopt this ASU for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted if an entity has not yet issued its financial statements for the period that includes its annual test date. Adoption of this ASU is not expected to have an impact on the Company’s financial position or results of operations.

13.	Subsequent Event

On October 27, 2011, the Company entered into an agreement with BMO Bankcorp, the holder of all of the Company’s outstanding shares of Series B Convertible Preferred Stock, to convert 35,217 shares of Series B Convertible Preferred Stock into 1,349,300 shares of common stock, at the original conversion rate. In connection with this agreement, the Company made a dividend payment of $8.1 million, representing accrued dividends of $0.9 million plus the net present value of dividend payments through October 31, 2014, the earliest date that the Company could have called for BMO Bankcorp to redeem or convert, at BMO Bankcorp’s discretion, all of its preferred shares. As of October 31, 2011, the Series B Convertible Preferred Stock is no longer entitled to receive preferred dividends. Additionally, the Series B preferred shareholders lost the right to elect a Series B director to the Company’s board of directors. As a result, the current Series B director resigned from the Company’s board of directors effective October 31, 2011. Upon conversion, BMO Bankcorp has agreed that to the extent its holdings of common stock exceed 24% of the outstanding common stock solely by reason of the repurchase or redemption of common stock by the Company, the excess shares will be subject to an irrevocable proxy in favor of the Company to be voted in the same proportion as the votes cast by all shareholders other than BMO Bankcorp. The conversion is subject to regulatory approval.

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

Other factors which may impact our continuing operations, prospects, financial results and liquidity or which may cause actual results to differ from such forward-looking statements are discussed or included in the Company’s periodic reports filed with the SEC and are available on our website at www.virtus.com under “Investor Relations.” You are urged to carefully consider all such factors.

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

Financial Highlights

Total sales of $3.3 billion in the third quarter of 2011 and $8.6 billion in the first nine months of 2011 increased 111.6% and 109.6%, respectively, from total sales of $1.6 billion and $4.1 billion, respectively, in the third quarter and first nine months of 2010, driven by higher long-term mutual fund sales. Total sales and net flows exclude flows to cash management and structured products. Additional financial highlights include:

•

Long-term open-end mutual fund sales of $2.4 billion in the third quarter of 2011 and $7.1 billion in the first nine months of 2011 increased 118.2% and 131.3%, respectively, from long-term open-end mutual fund sales of $1.1 billion and $3.1 billion, respectively, in the third quarter and first nine months of 2010. Long-term open-end mutual fund sales remained balanced among asset strategies, and in the third quarter of 2011, 36.7% of sales were in domestic equity funds; 35.5% in fixed-income strategies; and 27.8% in international equity funds. The largest selling open-end mutual fund represented 30.0% of long-term open-end mutual fund sales for the nine months ended September 30, 2011, which compares favorably to the nine months ended September 30, 2010, when the largest selling open-end mutual fund represented 44.4% of long-term open-end mutual fund sales.

•

During the third quarter of 2011, we launched the Duff & Phelps Global Utility Income Fund Inc. (NYSE:DPG), a new closed-end fund managed by Duff & Phelps Investment Management Co., an affiliated manager. The fund added $1.0 billion in assets and invests in domestic and foreign utility companies in the electric, gas, water, telecommunications, and midstream energy sectors.

•

Net flows of $1.6 billion and $4.4 billion, primarily from long-term mutual fund sales, for the third quarter and first nine months of 2011, respectively, offset by market depreciation of $2.4 billion and $0.9 billion for the third quarter and first nine months of 2011, respectively, contributed to a decrease of $0.2 billion or 0.6% in assets under management to $33.1 billion at September 30, 2011 from $33.3 billion at June 30, 2011. For the nine months ended September 30, 2011, assets under management increased $3.6 billion or 12.2% from $29.5 billion at December 31, 2010. During the third quarter and first nine months of 2011 redemptions increased $0.6 billion and $1.1 billion, respectively, as compared with the same periods in 2010, consistent with industry-wide trends in redemptions during the financial market decline during the latter half of the third quarter of 2011.

•

Total revenue was $55.5 million in the third quarter of 2011, an increase of 55.9% from $35.6 million in the third quarter of 2010. Investment management fees increased 57.8% in the third quarter of 2011 to $37.1 million from $23.5 million in the third quarter of 2010. Total revenue increased in the third quarter of 2011 compared to the same period in the prior year as a result of increased mutual fund revenue related to higher average assets under management as well as the full quarter impact of the new affiliated Newfleet Multi-Sector portfolio management team as of the second quarter of 2011.

•

Operating income decreased $5.1 million and increased $0.9 million in the third quarter and first nine months of 2011 compared to the same periods in the prior year primarily driven by $9.6 million of structuring fees and $1.2 million of incremental sales compensation, both related to the DPG fund launch during the third quarter of 2011.

Assets Under Management

At September 30, 2011, we managed $33.1 billion in total assets representing an increase of $6.0 billion or 22.0%, from the $27.1 billion managed at September 30, 2010. Long-term assets under management, which exclude cash management products, were $29.9 billion at September 30, 2011, an increase of 27.6% from September 30, 2010 and a decrease of 2.1% from June 30, 2011. Average assets under management, which generally correspond to our fee-earning asset levels, were $32.6 billion for the nine months ended September 30, 2011, an increase of 26.6% from $25.8 billion for the nine months ended September 30, 2010. The increase in assets under management for the nine months ended September 30, 2011 was due primarily to overall positive net flows of $4.4 billion offset by market depreciation of $0.9 billion. The positive net flows were primarily the result of strong sales of long-term mutual fund products and the launch of the DPG close-end fund. Money market assets declined for the nine months ended September

30, 2011 as investors continued to shift assets out of these products due to historically low interest rates. The level of redemptions and market depreciation in assets under management for the third quarter of 2011 was consistent with the uncertainty of the securities markets during the same period.

Assets Under Management by Product

The following table summarizes our assets under management by product:

	As of September 30,
($ in millions)	2011	2010
Retail Assets
Mutual fund assets
Money market open-end funds	$2,407.8	$2,704.6
Long-term open-end funds	14,952.0	10,698.5
Closed-end funds	5,318.7	4,300.2

Total mutual fund assets	22,678.5	17,703.3

Variable insurance funds (1)	1,244.7	—

Separately managed accounts
Intermediary sponsored programs	1,854.3	1,671.5
Private client accounts	1,837.7	1,954.5

Total managed account assets	3,692.0	3,626.0

Total retail assets	27,615.2	21,329.3

Institutional Assets
Institutional accounts	4,422.3	4,845.9
Structured finance products	1,035.2	937.4

Total institutional assets	5,457.5	5,783.3

Total Assets Under Management	$33,072.7	$27,112.6

Average Assets Under Management	$32,604.9	$25,750.8

(1)	In November 2010, we became the advisor and distributor to $1.5 billion of variable insurance funds. We previously acted as the sub-advisor under an institutional mandate with a third-party variable insurance trust (“VIT”) representing $0.3 billion which was included in Institutional Assets as of September 30, 2010.

Assets Under Management by Asset Class

The following table summarizes our assets under management by asset class:

	As of September 30,
($ in millions)	2011	%	2010	%
Asset Class
Equity	$16,763.3	50.7%	$12,272.3	45.3%
Fixed Income	13,129.1	39.7%	11,151.0	41.1%
Cash	3,180.3	9.6%	3,689.3	13.6%

Total	$33,072.7	100.0%	$27,112.6	100.0%

Asset Flows by Product

The following table summarizes our assets flows by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2011	2010	2011	2010
Retail Products
Mutual Funds - Long-term Open-end
Beginning balance	$15,471.7	$9,398.0	$11,801.2	$8,902.2
Inflows	2,427.0	1,112.4	7,114.9	3,076.4
Outflows	(1,418.8)	(651.3)	(3,147.7)	(2,013.6)

Net flows	1,008.2	461.1	3,967.2	1,062.8
Market appreciation (depreciation)	(1,496.8)	878.2	(733.1)	813.3
Other (1)	(31.1)	(38.8)	(83.3)	(79.8)

Ending balance	$14,952.0	$10,698.5	$14,952.0	$10,698.5

Mutual Funds - Long-term Closed-end
Beginning balance	$4,545.1	$4,015.2	$4,321.2	$4,256.9
Inflows	719.1	—	817.1	—
Outflows	—	—	—	—

Net flows	719.1	—	817.1	—
Market appreciation (depreciation)	(205.6)	285.0	(79.7)	43.3
Other (1)	260.1	—	260.1	—

Ending balance	$5,318.7	$4,300.2	$5,318.7	$4,300.2

Mutual Funds - Money Market
Beginning balance	$2,122.6	$2,841.0	$2,915.5	$3,930.6
Other (1)	285.2	(136.4)	(507.7)	(1,226.0)

Ending balance	$2,407.8	$2,704.6	$2,407.8	$2,704.6

Variable Insurance Funds (2)
Beginning balance	$1,511.6	$—	$1,538.5	$—
Inflows	7.6	—	19.5	—
Outflows	(62.7)	—	(208.2)	—

Net flows	(55.1)	—	(188.7)	—
Market appreciation (depreciation)	(211.8)	—	(106.1)	—
Other (1)	—	—	1.0	—

Ending balance	$1,244.7	$—	$1,244.7	$—

Separately Managed Accounts (3)
Beginning balance	$4,091.0	$3,451.6	$3,833.0	$3,551.8
Inflows	144.2	107.2	508.3	338.8
Outflows	(144.8)	(144.3)	(516.7)	(469.9)

Net flows	(0.6)	(37.1)	(8.4)	(131.1)
Market appreciation (depreciation)	(412.8)	191.3	(75.5)	192.8
Other (1)	14.4	20.2	(57.1)	12.5

Ending balance	$3,692.0	$3,626.0	$3,692.0	$3,626.0

Institutional Products (3)
Institutional Accounts (2)
Beginning balance	$5,582.3	$5,413.7	$5,063.9	$4,798.2
Inflows	41.5	358.5	134.8	684.7
Outflows	(99.3)	(327.3)	(304.1)	(585.9)

Net flows	(57.8)	31.2	(169.3)	98.8
Market appreciation (depreciation)	(90.0)	205.6	76.0	355.7
Other (1)	23.0	132.8	486.9	530.6

Ending balance	$5,457.5	$5,783.3	$5,457.5	$5,783.3

Total
Beginning balance	$33,324.3	$25,119.5	$29,473.3	$25,439.7
Inflows	3,339.4	1,578.1	8,594.6	4,099.9
Outflows	(1,725.6)	(1,122.9)	(4,176.7)	(3,069.4)

Net flows	1,613.8	455.2	4,417.9	1,030.5
Market appreciation (depreciation)	(2,417.0)	1,560.1	(918.4)	1,405.1
Other (1)	551.6	(22.2)	99.9	(762.7)

Ending balance	$33,072.7	$27,112.6	$33,072.7	$27,112.6

(1)	Comprised of mutual fund dividends distributed, net flows on cash management strategies, market appreciation (depreciation) on the structured products, acquisitions (dispositions) of investment contracts, and financial leverage applied/(removed) to/(from) closed-end funds.

(2)	In November 2010, we became the advisor and distributor to $1.5 billion of variable insurance funds. We previously acted as the sub-advisor under an institutional mandate with a third-party VIT representing $0.3 billion of variable insurance funds, which was included in Institutional Products as of September 30, 2010.
(3)	Excluding cash management products, Separately Managed Accounts and Institutional Products ending assets under management are as follows:

	As of September 30,
	2011	2010
Separately Managed Accounts-Ending Assets	$3,648.6	$3,462.6
Institutional Products-Ending Assets	$4,728.4	$4,962.0

Average Fee Earning Assets Under Management and Average Basis Points

The following table summarizes average fee earning assets under management and average management fee basis points:

	Three Months Ended September 30,
	Average Fees Earned (expressed in BPs)		Average Fee Earning Assets ($ in millions)
	2011	2010	2011	2010
Products
Mutual Funds - Long-term Open-end (1)	49	39	$15,631.0	$10,138.0
Mutual Funds - Long-term Closed-end (1)	56	53	5,004.7	4,178.2
Mutual Funds - Money Market (1)	3	5	2,443.7	2,877.6
Variable Insurance Funds (1)	44	—	1,394.2	—
Separately Managed Accounts (2)	50	47	4,091.0	3,451.6
Institutional Products (2)	25	26	5,741.6	5,430.2

All Products	43	36	$34,306.2	$26,075.6

	Nine Months Ended September 30,
	Average Fees Earned (expressed in BPs)		Average Fee Earning Assets ($ in millions)
	2011	2010	2011	2010
Products
Mutual Funds - Long-term (1)	44	40	$14,334.5	$9,771.8
Mutual Funds - Long-term Closed-end (1)	54	53	4,650.7	4,157.1
Mutual Funds - Money Market (1)	4	5	2,581.2	3,088.5
Variable Insurance Funds (1)	41	—	1,491.9	—
Separately Managed Accounts (2)	50	48	3,976.4	3,548.6
Institutional Products (2)	27	31	5,570.2	5,184.8

All Products	40	37	$32,604.9	$25,750.8

(1)	Average fees earned are net of non-affiliated sub-advisory fees and fund reimbursements.
(2)	Excluding cash management products, Separately Managed Accounts and Institutional Products average assets under management are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Separately Managed Accounts-Average Assets	$4,036.0	$3,327.7	$3,896.5	$3,470.6
Separately Managed Accounts-Average Fees (in basis points)	51	49	50	50
Institutional Products-Average Assets	$4,912.3	$4,688.9	$4,903.7	$4,646.4
Institutional Products-Average Fees (in basis points)	29	29	30	37

The average fee earning assets under management and average fees earned expressed in basis points presented in the tables above are intended to provide information in the analysis of our asset based revenue. Fees for money market, long-term mutual funds and variable insurance funds are calculated based on average daily or weekly net assets. Average fees earned by open-end funds and variable insurance funds will vary based on several factors, including the asset mix and fund reimbursements. Separately managed accounts are generally calculated based on end of the preceding quarter’s asset values. Institutional fees are calculated based on an average of month-end balances. Structured finance product fees, which are included in institutional products, are calculated based on a combination of the underlying cash flows and the principal value of the product.

Our product mix shifted towards higher fee earning assets for the three and nine months ended September 30, 2011 compared to the corresponding periods in the prior year as assets under management from equity products, which have higher fees, increased in proportion to our overall portfolio. In addition to the shift in product mix, average fees earned on long-term open end mutual funds increased for the third quarter of 2011 as compared to the prior year quarter due to the full quarter effect of the inclusion of the Newfleet Multi-Sector portfolio management team and the corresponding increase in investment management fees. The addition of the DPG closed-end fund assets contributed to the increase in average fees earned for long-term closed end funds for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. In addition, average fees earned on institutional products were higher during the nine months ended September 30, 2010 due to the recognition of $1.3 million of revenue on structured finance products for subordinated management fees earned in prior periods that were not recognized as revenue until payment of such fees resumed in the first quarter of 2010 upon meeting collateral quality tests.

Results of Operations

Summary Financial Data

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
($ in thousands)	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
Results of Operations
Investment management fees	$37,053	$23,483	$13,570	$97,365	$71,285	$26,080
Other revenue	18,404	12,099	6,305	51,115	32,532	18,583

Total revenues	55,457	35,582	19,875	148,480	103,817	44,663

Operating expenses	56,672	31,610	25,062	139,736	95,099	44,637
Intangible asset amortization	978	1,075	(97)	3,035	3,897	(862)

Total operating expenses	57,650	32,685	24,965	142,771	98,996	43,775

Operating income (loss)	(2,193)	2,897	(5,090)	5,709	4,821	888
Other income (expense), net	(1,572)	1,028	(2,600)	(945)	922	(1,867)
Interest income (expense), net	(108)	(176)	68	(400)	(471)	71

Income (loss) before income taxes	(3,873)	3,749	(7,622)	4,364	5,272	(908)
Income tax expense (benefit)	(1,095)	30	(1,125)	(391)	80	(471)

Net income (loss)	(2,778)	3,719	(6,497)	4,755	5,192	(437)
Preferred stockholder dividends	(705)	(785)	80	(2,113)	(2,585)	472
Allocation of earnings to preferred stockholders	—	(528)	528	(476)	(469)	(7)

Net income (loss) attributable to common stockholders	$(3,483)	$2,406	$(5,889)	$2,166	$2,138	$28

Revenues

Revenues by source are as follows:

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
($ in thousands)	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
Investment management fees
Mutual funds	$26,650	$15,875	$10,775	$66,951	$46,525	$20,426
Separately managed accounts	5,185	4,123	1,062	14,724	12,734	1,990
Institutional accounts	2,797	2,679	118	8,655	8,257	398
Structured finance products	865	806	59	2,469	3,769	(1,300)
Variable insurance funds	1,556	—	1,556	4,566	—	4,566

Total investment management fees	37,053	23,483	13,570	97,365	71,285	26,080
Distribution and service fees	11,435	7,353	4,082	32,295	20,763	11,532
Administration and transfer agent fees	6,363	4,328	2,035	17,353	10,516	6,837
Other income and fees	606	418	188	1,467	1,253	214

Total revenues	$55,457	$35,582	$19,875	$148,480	$103,817	$44,663

Investment Management Fees

Investment management fees increased $13.6 million or 57.8% and $26.1 million or 36.6% for the three and nine months ended September 30, 2011, respectively, due to a 31.6% and 26.6% increase in average fee earning assets under management compared to the corresponding prior year periods as well as a $3.4 million increase in investment management fees related to the full quarter effect of the inclusion of the Newfleet Multi-Sector portfolio management team. The increase in average fee earning assets under management for the three and nine months ended September 30, 2011 was due primarily to overall positive net flows of $1.6 billion and $4.4 billion, respectively, primarily from strong sales of long-term open-end mutual funds and the launch of the DPG closed-end fund, offset by market depreciation of $2.4 billion and $0.9 billion, respectively. Offsetting the increase in investment management fees for the three and nine months ended September 30, 2011 were higher fund expense reimbursements of $0.4 million and $1.7 million, respectively, related to our variable insurance funds adopted in the fourth quarter of 2010. In addition, subordinated management fees on structured finance products were lower in the first nine months of 2011 than in the first nine months of 2010 due to recognition of $1.3 million of revenue in the first nine months of 2010 for fees earned in prior periods that were not recognized as revenue until payment of such fees resumed in the first quarter of 2010.

Distribution and Service Fees

Distribution and service fees, which are asset-based fees earned from our open-end mutual funds for distribution services we perform on their behalf, increased $4.1 million or 55.5% and $11.5 million or 55.5% for the three and nine months ended September 30, 2011, respectively, compared to the corresponding prior year periods due to higher assets under management in long-term open-end mutual funds and variable insurance funds. The increase in fees also resulted in a corresponding increase in trail commissions, which are a component of distribution and administration expenses. Trail commissions represent asset-based payments to our distribution partners based on a percentage of our assets under management.

Administration and Transfer Agent Fees

Administration and transfer agent fees, which are asset-based fees earned from our open-end mutual funds, variable insurance funds and certain of the closed-end funds for fund administration and transfer agent services we perform on their behalf, increased $2.0 million or 47.0% and $6.8 million or 65.0%, respectively, for the three and nine months ended September 30, 2011 compared to the corresponding prior year periods due to higher assets under management. In addition, in April 2010, an amendment to our fund administration agreement was executed with our open-end mutual funds that changed and increased our fee rates.

Operating Expenses

Operating expenses by category were as follows:

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
($ in thousands)	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
Operating expenses
Employment expenses	$25,526	$15,910	$9,616	$68,145	$47,727	$20,418
Distribution and administrative expenses	23,250	8,217	15,033	46,694	23,347	23,347
Other operating expenses	7,889	7,255	634	24,149	22,667	1,482
Restructuring and severance	7	228	(221)	748	1,358	(610)
Intangible asset amortization	978	1,075	(97)	3,035	3,897	(862)

Total operating expenses	$57,650	$32,685	$24,965	$142,771	$98,996	$43,775

Employment Expenses

Employment expenses increased $9.6 million or 60.4% and $20.4 million or 42.8% in the three and nine months ended September 30, 2011, respectively, compared to the corresponding prior year periods primarily due to increases in variable compensation, both sales and profit based including $1.2 million of DPG sales-related costs in the third quarter of 2011 related to the new closed end fund launch and $3.2 million of additional employment expense in the third quarter of 2011 related to the addition of the Newfleet Multi-Sector team during the second quarter of 2011. The increases in sales and profit based variable compensation are the result of higher sales and improved profitability and operating metrics in the third quarter and first nine months of 2011 compared to the third quarter and first nine months of 2010.

Distribution and Administrative Expenses

Distribution and administrative expenses increased $15.0 million or 182.9% and $23.3 million or 100.0%, respectively, in the three and nine months ended September 30, 2011 compared to the corresponding prior year periods primarily due to closed-end fund structuring costs of $9.6 million incurred in the third quarter of 2011 in connection with the launch of the DPG closed–end fund and increases in asset-based trail commissions paid to our distribution partners, which increased $2.1 million and $5.3 million, respectively, consistent with increases in our assets under management. Trail commissions are fees we pay to broker-dealers for providing sales, marketing and distribution services to investors of our mutual funds. Also contributing to the increase were higher distribution and administrative expenses related to our variable insurance funds of $1.2 million and $3.9 million, respectively, for the three and nine months ended September 30, 2011 compared to the corresponding prior year periods due to the related increase in our assets under management, and higher sales-based fees paid to third party distribution partners which increased $2.1 million and $4.5 million, respectively, in the three and nine months ended September 30, 2011 compared to the corresponding prior year periods due to higher sales in the third quarter and first nine months of 2011 compared to the third quarter and first nine months of 2010.

Other Operating Expenses

Other operating expenses increased $0.6 million or 8.7% and $1.5 million or 6.5%, respectively, in the three and nine months ended September 30, 2011 compared to the corresponding prior year periods primarily reflecting a full quarter of operating expenses related to the addition of the Newfleet Multi-Sector team in the second quarter of 2011. The modest increase, despite larger increases in assets under management and sales in 2011 compared to 2010, is a result of management’s continued efforts to control fixed operating costs.

Restructuring and Severance

Restructuring and severance decreased $0.2 million or 96.9% and $0.6 million or 44.9%, respectively, in the three and nine months ended September 30, 2011 compared to the corresponding prior year periods. During 2011, we incurred severance costs as a result of the reduction in headcount at one of our affiliates. During 2010, we incurred severance costs due primarily to the departure of an individual employee of the Company.

Intangible Asset Amortization

Amortization expense decreased $0.1 million or 9.0% and $0.9 million or 22.1%, respectively, in the three and nine months ended September 30, 2011 compared to the corresponding prior year periods due to a number of intangible assets related to institutional contracts becoming fully amortized in the last twelve months offset by increased amortization expense of $0.1 million and $0.2 million, respectively, in the three and nine months of 2011 compared to the corresponding prior year periods related to the variable insurance fund investment management contracts acquired in 2010.

Other Income and Expenses

Other Income (Expense), net

Other income (expense) decreased $2.6 million or 252.9% to ($1.6) million and $1.9 million or 202.5% to ($0.9) million in the three and nine months ended September 30, 2011, respectively, compared to the corresponding prior year periods due primarily to declines in the market value of investments in our mutual funds during the three months ended September 30, 2011. The decline in the market value of our investments is consistent with the performance of the securities markets in the three months ended September 30, 2011.

Interest Expense, net

Interest expense is attributable primarily to long-term debt under our senior secured revolving credit facility (“Credit Facility”). Interest expense, net decreased in the three and nine months ended September 30, 2011 compared to the corresponding prior year periods primarily due to the refinancing of our Credit Facility in the third quarter of 2010 which lowered our interest rate. Our effective interest rate on long-term borrowings outstanding under our Credit Facility, inclusive of the amortization of deferred financing costs, was 4.29% as of September 30, 2011 compared to 5.15% as of September 30, 2010.

Income Tax Expense

Our effective tax rate was 28.3% and (9.0%), respectively, for three and nine months ended September 30, 2011 compared to 0.8% and 1.5%, respectively, for the same periods in the prior year. Our effective tax rate for the three and nine months ended September 30, 2011 was favorably impacted by provision to return adjustments for certain jurisdictions and a decrease in our estimate of 2011 state income taxes following the receipt of a favorable private letter ruling from the Internal Revenue Service regarding the application of Internal Revenue Code Section 165(g) (3) resulting in a capital loss to be claimed as an ordinary loss in the Company’s 2010 federal income tax return.

Preferred Stockholder Dividends

On January 27, 2011, the Board of Directors of the Company declared cash dividends on our Series B Convertible Preferred Stock (“Preferred Stock”) for the three months ended December 31, 2010 of $0.7 million, which we paid in March 2011. On April 28, 2011, the Board of Directors of the Company declared cash dividends on our Preferred Stock for the three months ended March 31, 2011 of $0.7 million, which we paid in June 2011. On July 28, 2011, the Board of Directors of the Company declared cash dividends on our Preferred Stock for the three months ended June 30, 2011 of $0.7 million, which we paid in September 2011. On October 27, 2011, the Company entered into an agreement with BMO Bankcorp, the holder of all of the Company’s outstanding shares of Series B

Convertible Preferred Stock, to convert all 35,217 shares of Series B Convertible Preferred Stock into 1,349,300 shares of common stock, at the original conversion rate. In connection with this agreement, the Company made a dividend payment of $8.1 million, representing accrued dividends of $0.9 million plus the net present value of dividend payments through October 31, 2014, the earliest date that the Company could have called for BMO Bankcorp to redeem or convert, at BMO Bankcorp’s discretion, all of its preferred shares. As of October 31, 2011, the Series B Convertible Preferred Stock is no longer entitled to receive preferred dividends. Additionally, the Series B preferred shareholders lost the right to elect a Series B director to the Company’s board of directors. As a result, the current Series B director resigned from the Company’s board of directors effective October 31, 2011. Upon conversion, BMO Bankcorp has agreed that to the extent its holdings of common stock exceed 24% of the outstanding common stock solely by reason of the repurchase or redemption of common stock by the Company, the excess shares will be subject to an irrevocable proxy in favor of the Company to be voted in the same proportion as the votes cast by all shareholders other than BMO Bankcorp. The conversion is subject to regulatory approval.

Liquidity and Capital Resources

Certain Financial Data

The following table summarizes certain key financial data relating to our liquidity and capital resources:

($ in thousands)	September 30, 2011	December 31, 2010
Balance Sheet Data
Cash and cash equivalents	$39,225	$43,948
Marketable securities	11,734	10,273
Long-term debt	15,000	15,000
Convertible preferred stock	35,921	35,921
Working capital (1)	$43,424	$44,206

	Nine Months Ended September 30,
	2011	2010
Cash Flow Data
Provided by (used in):
Operating activities	$6,663	$12,751
Investing activities	(759)	(1,099)
Financing activities	(10,627)	(3,438)

(1)	Working capital is defined as current assets less current liabilities.

Capital Requirements

Our short-term capital requirements, which we consider to be those capital requirements due within one year, include payment of interest on our Credit Facility, payment of annual incentive compensation, payment of preferred stock dividends and contingent consideration payments for our variable insurance fund investment management contracts. Incentive compensation, which is generally the Company’s largest annual operating cash payment, is paid in the first quarter of the year. In the first quarter of 2011 and 2010, we paid approximately $14.5 million and $10.8 million, respectively, in incentive compensation related to incentives that were earned during the years ended December 31, 2010 and 2009, respectively. In the first nine months of 2011 and 2010, we paid preferred stock dividends of $2.1 million and $2.7 million, respectively. At September 30, 2011 and 2010, $0.7 million and $0.7 million, respectively, of dividends were accrued for payment on the Preferred Stock for the three months ended September 30, 2011 and 2010, respectively. On October 27, 2011, the Company entered into an agreement with BMO Bankcorp, the holder of all of the Company’s outstanding shares of Series B Convertible Preferred Stock, to convert all 35,217 shares of Series B Convertible Preferred Stock into 1,349,300 shares of common stock, at the original conversion rate. In connection with this agreement, the Company made a dividend payment of $8.1 million, representing accrued dividends of $0.9 million plus the net present value of dividend payments through October 31, 2014, the earliest date that the Company could have called for BMO Bankcorp to redeem or convert, at BMO Bankcorp’s discretion, all of its preferred shares. As of October 31, 2011, the Series B Convertible Preferred Stock is no longer entitled to receive preferred dividends. Short-term capital requirements may also be affected by employee withholding tax payments related to net share settlement upon vesting of restricted stock units. Approximately 300,000 restricted stock units are expected to vest in April 2012 that may require a large capital outlay related to employee withholding taxes. The amount we pay in future periods will vary based on our stock price, the number of restricted stock units vesting during the period and whether employees elect to satisfy withholding taxes through net share settlement or cash payment.

In the first nine months of 2011, we repurchased 135,000 common shares for $7.9 million under our share repurchase program which was established in the fourth quarter of 2010. At September 30, 2011, there were 195,000 shares of common stock remaining for repurchase under the share repurchase program.

Future capital requirements include principal payments on our outstanding Credit Facility, which matures in September 2013, capital expenditures and other strategic initiatives.

Uses of Capital

We expect that our main uses of cash will be to (i) invest in our organic growth, including our distribution efforts or closed-end fund launches, (ii) seed new investment strategies and mutual funds to facilitate a strong pipeline of future saleable products, (iii) fund ongoing and potential investments in our infrastructure to achieve greater economies of scale and a more efficient overall cost structure (iv) acquire shares of our common stock and (v) invest in inorganic growth opportunities as they arise.

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

Capital and Reserve Requirements

We have a subsidiary that is a broker-dealer registered with the SEC and is therefore subject to certain rules regarding minimum net capital, as defined by those rules. The subsidiary is required to maintain a ratio of “aggregate indebtedness” to “net capital,” as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us including additional reporting requirements, tighter ratios and business interruption. At September 30, 2011 and 2010, the ratio of aggregate indebtedness to net capital of the broker-dealer was below the maximum allowed and our net capital was significantly in excess of that required.

Operating Cash Flow

Net cash provided by operating activities of $6.7 million for the nine months ended September 30, 2011 decreased by $6.1 million from net cash provided by operating activities of $12.8 million in the same period in the prior year due primarily to increases in cash used in operating activities related to increased revenues including $5.3 million from accounts receivable and $5.5 million from third-party mutual fund commissions offset by a $3.3 million increase in sales- and profit-based incentive compensation accruals. The decrease in net cash provided by operating activities also reflects the impact of $9.6 million of DPG structuring costs which were expensed and funded in the third quarter of 2011 and the investment in the second quarter of 2011 of $3.0 million for corporate purposes in several of our funds offset by a net increase of $0.4 million in our seed capital investing activities for the nine months ended September 30, 2011. In addition, the Company satisfied its obligation related to an equity investment with repayment of $1.8 million of previously received distributions in the second quarter of 2011. The increases in cash used in operating activities for the nine months ended September 30, 2011 were largely offset by earnings and changes in other noncash items as well as the impact of the timing of disbursements for recurring operating expenses compared with the same period in the prior year.

Investing Cash Flow

Net cash used in investing activities of $0.8 million for the nine months ended September 30, 2011 decreased by $0.3 million from net cash used in investing activities in the same period in the prior year. Net cash used in investing activities consists of capital expenditures related to our business operations, the purchase of investment management contracts and purchases of available-for-sale securities.

Financing Cash Flow

Net cash used in financing activities of $10.6 million for the nine months ended September 30, 2011 increased by $7.2 million from net cash used in financing activities of $3.4 million in the same period in the prior year due primarily to $7.9 million of repurchases of our common shares offset by the decrease of $0.6 million in preferred stock dividend payments as the conversion of 9,783 Preferred Stock shares into our common stock on August 2, 2010 resulted in fewer Preferred Stock shares outstanding in periods following the conversion, and by proceeds of $0.7 million from the exercise of stock options. In addition, cash used in financing activities includes $0.6 million of contingent payments for the variable insurance fund investment management contracts acquired in 2010 and payment of employee withholding taxes of $0.7 million in the first nine months of 2011 compared to $0.4 million in the same period in the prior year related to net share settlement of vested restricted stock units. Cash used in financing activities in 2010 also includes $0.4 million of deferred financing costs paid in connection with the renegotiation of our Credit Facility in the prior year.

Long-term Debt

The Company has a Credit Facility, as amended, that provides a senior secured revolving credit facility for the Company that matures in September 2013. The amended Credit Facility provides borrowing capacity of up to $30.0 million, with a $2.0 million sub-limit for the issuance of standby letters of credit. Borrowings under the Credit Facility may not at any time exceed a minimum asset coverage ratio of 1.25 which in general represents the sum of the Company’s cash, marketable securities and investment management fee receivables, excluding certain specified assets, to total outstanding indebtedness (including outstanding letters of credit). The Credit Facility is secured by substantially all of the assets of the Company. Throughout the quarter, $15.0 million was outstanding under the Credit Facility. As of September 30, 2011, the Company had the capacity to draw on the entire amount of the Credit Facility.

Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at the Company’s option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate (as defined in the Credit Facility agreement), plus, in each case, an applicable margin, effective August 2, 2010, that ranges from 1.25% to 3.00%. At September 30, 2011, the interest rate in effect for the Credit Facility was 2.56%, exclusive of the amortization of deferred financing costs. Under the terms of the Credit Facility the Company is also required to pay certain fees, including an annual commitment fee of 0.50% on undrawn amounts and a letter of credit participation fee at an annual rate equal to the applicable margin as well as any applicable fronting fees, each of which is payable quarterly in arrears.

The Credit Facility contains customary restrictive covenants, including covenants that restrict (subject in certain instances to minimum thresholds or exceptions) the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create liens, merge or make acquisitions, dispose of assets, enter into leases, sale/leasebacks or acquisitions of capital stock, and make distributions, dividends, loans, guarantees, investments or capital expenditures, among other things. The payment of dividends may not exceed 75% of free cash flow (as defined in the Credit Facility agreement) for any quarter and are also restricted from being declared and paid if a default or event of default exists. On October 27, 2011, the Company amended the Credit Facility to exclude closed end fund structuring costs from the definition of free cash flow. In addition, the Credit Facility contains certain financial covenants, the most restrictive of which include, effective August 2, 2010: (i) minimum required consolidated net worth as of any fiscal quarter end (total stockholders’ equity plus the liquidation preference of outstanding convertible preferred shares) to be at least $65.0 million, plus adjustments for net income, redemptions of convertible securities and equity issuances, if any, after September 1, 2009, (ii) minimum consolidated assets under management (excluding money market funds) of $15.0 billion as of each quarter end through March 31, 2012 and $18.0 billion as of any quarter end thereafter, (iii) minimum liquid assets having a fair value not less than $7.5 million, (iv) a minimum interest coverage ratio (generally, adjusted EBITDA to interest expense as defined in and for the period specified in the Credit Facility agreement) of at least 3.00:1, and (v) a leverage ratio (generally, total indebtedness as of any date to adjusted EBITDA as defined in and for the period specified in the Credit Facility agreement) of no greater than 2.75:1. For purposes of the Credit Facility, adjusted EBITDA generally means, for any period, net income of the Company before interest expense, income taxes, depreciation and amortization expense, and excluding non-cash stock-based compensation, unrealized mark-to-market gains and losses, certain severance, and certain non-cash non-recurring gains and losses as described in and specified under the Credit Facility agreement. At September 30, 2011, the Company was in compliance with all financial covenants.

The Credit Facility agreement also contains customary provisions regarding events of default, which could result in an acceleration of amounts due under the facility, including failure to pay principal or interest when due, failure to satisfy or comply with covenants, change of control, certain judgments, invalidation of liens, and cross-default to other debt obligations.

Series B Convertible Preferred Stock

As of September 30, 2011, 35,217 shares of our Preferred Stock, $1,000 stated value per share, were outstanding. The Preferred Stock is entitled to one vote for each share of our common stock into which the Preferred Stock is then convertible on all matters to be voted on by our shareholders, other than the election of directors; provided that the Preferred Stock is entitled to vote as a separate class to elect a Preferred Stock director (and pursuant to the Investment Agreement with BMO Bankcorp, so long as BMO Bankcorp continues to own beneficially not less than 10% of our common stock, BMO Bankcorp is entitled to nominate another director for election by our common shareholders). On October 27, 2011, the Company entered into an agreement with BMO Bankcorp, the holder of all of the Company’s outstanding shares of Series B Convertible Preferred Stock, to convert all 35,217 shares of Series B Convertible Preferred Stock into 1,349,300 shares of common stock, at the original conversion rate. In connection with this agreement, the Company made a dividend payment of $8.1 million, representing accrued dividends of $0.9 million plus the net present value of dividend payments through October 31, 2014, the earliest date that the Company could have called for BMO Bankcorp to redeem or convert, at BMO Bankcorp’s discretion, all of its preferred shares. As of October 31, 2011, the Series B Convertible Preferred Stock is no longer entitled to receive preferred dividends. Additionally, the Series B preferred shareholders lost the right to elect a Series B director to the Company’s board of directors. As a result, the current Series B director resigned from the Company’s board of directors effective October 31, 2011. Upon conversion, BMO Bankcorp has agreed that to the extent its holdings of common stock exceed 24% of the outstanding common stock solely by reason of the repurchase or redemption of common stock by the Company, the excess shares will be subject to an irrevocable proxy in favor of the Company to be voted in the same proportion as the votes cast by all shareholders other than BMO Bankcorp. The conversion is subject to regulatory approval.

Liquidation Preference

Upon a liquidation of the Company, and after satisfaction of creditors and before any distribution is made to holders of any junior stock, holders of Preferred Stock will be entitled until conversion to receive a per share amount equal to the greater of (i) the stated value then in effect, or (ii) the amount the holder of Preferred Stock would be entitled to receive if their Preferred Stock were converted into Company common stock at the conversion rate then in effect immediately prior to such liquidation through the date of liquidation (the greater of (i) and (ii) is called the “liquidation preference”). Upon conversion, as described above, there will be no shares of Preferred Stock outstanding and no holders will be entitled to a liquidation preference.

Contractual Obligations

Our contractual obligations are summarized in our Annual Report on Form 10-K for the year ended December 31, 2010. As of September 30, 2011, there have been no material changes outside of the ordinary course in our contractual obligations since December 31, 2010.

Critical Accounting Policies and Estimates

Our financial statements and the accompanying notes are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), which requires the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Annual Report on Form 10-K. A complete description of our significant accounting policies is detailed in our 2010 Annual Report on Form 10-K. There was no material change in our critical accounting policies in the nine months ended September 30, 2011.

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

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (the revised standard) which provides entities with the option of performing a qualitative assessment to determine whether further impairment testing is necessary. The revised standard allows an entity to choose to perform the qualitative assessment on none, some, or all of its reporting units. The Company is required to adopt this ASU for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted if an entity has not yet issued its financial statements for the period that includes its annual test date. Adoption of this ASU is not expected to have an impact on the Company’s financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our exposure to market risk is directly related to our role as investment advisor for the funds and accounts we manage as investment advisor. Most of our revenue for the three and nine months ended September 30, 2011 and 2010 was derived from investment management, distribution and fund administration fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

We are also subject to market risk due to a decline in the market value of our investments, consisting primarily of marketable securities. At September 30, 2011, the fair value of marketable securities was $11.7 million. Assuming a 10% increase or decrease in the fair value of marketable securities at September 30, 2011, our net income would have changed by $1.0 million and our total comprehensive income would have changed by $1.2 million for the three and nine months ended September 30, 2011.

Interest Rate Risk

At September 30, 2011, we have $15.0 million outstanding under our Credit Facility that has a variable interest rate. Amounts outstanding under our Credit Facility bear interest at an annual rate equal to, at our option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate, plus, in each case, an applicable margin that ranges from 1.25% to 3.00%. At September 30, 2011, the interest rate in effect for our Credit Facility was 2.56%. A hypothetical 300 basis point change in interest rates for the three and nine months ended September 30, 2011 would have changed our interest expense by approximately $0.1 million.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are regularly involved in litigation and arbitration as well as examinations and investigations by various regulatory bodies, including the SEC, involving our compliance with, among other things, securities laws, client investment guidelines, laws governing the activities of broker-dealers and other laws and regulations affecting our products and other activities. Legal and regulatory matters of this nature may involve activities as an employer, issuer of securities, investor, investment advisor, broker-dealer or taxpayer. We cannot predict the ultimate outcome of such legal claims or matters or in certain instances provide reasonable ranges of potential losses. As of the date of this report, we believe that the outcomes of our legal or regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition. However, in the event of unexpected subsequent developments and given the inherent unpredictability of these legal and regulatory matters, there can be no assurance that our assessment of any claim, dispute, regulatory examination or investigation or other legal matter will reflect the ultimate outcome and an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operations or cash flows in particular quarterly or annual periods.

Item 1A. Risk Factors

We have had no significant changes to our risk factors from those previously reported in our 2010 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicaly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
July 1 - 31, 2011	—	—	—	245,000
August 1 - 31, 2011	50,000	$60.94	50,000	195,000
September 1 - 30, 2011	—	—	—	195,000

(1)	Average price per share is calculated on a settlement basis and excludes commissions.
(2)	The share repurchases above were completed pursuant to a program announced October 14, 2010. The Company is authorized to purchase a maximum of 350,000 shares. The program expires three years from inception.

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

Note to Exhibits List:

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed “filed” or part of any registration statement or prospectus filed for purposes of Section 11 or 12 of the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

November 4, 2011	By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)