Form 10-K
period 2011-12-31
VIRTUS INVESTMENT PARTNERS, INC.
filed 2012-03-01
CIK 883237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 1-10994

VIRTUS INVESTMENT PARTNERS, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4191764
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Pearl St., Hartford, CT 06103

(Address of principal executive offices)

Registrant’s telephone number, including area code

(800) 248-7971

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	The NASDAQ Stock Market LLC
(including attached Preferred Share Purchase Rights)

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒   Yes    ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold (based on the closing share price as quoted on the NASDAQ Global Market) as of the last business day of the registrant’s most recently completed second fiscal quarter was $350,165,796. For purposes of this calculation, shares of common stock held or controlled by executive officers and directors of the registrant have been treated as shares held by affiliates.

There were 7,702,447 shares of the registrant's common stock outstanding on February 16, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement which will be filed with the SEC in connection with the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Virtus Investment Partners, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2011

“We,” “us,” “our,” the “Company” and “Virtus” as used in this Annual Report on Form 10-K (“Annual Report”), refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I

Item 1.	Business.

Organization

Virtus Investment Partners, Inc. commenced operations on November 1, 1995 through a reverse merger with Duff & Phelps Corporation. From 1995 to 2001, we were a majority-owned indirect subsidiary of The Phoenix Companies, Inc. (“PNX”). On January 11, 2001, a subsidiary of PNX acquired the outstanding shares of the Company not already owned and the Company became an indirect wholly-owned subsidiary of PNX. On October 31, 2008, after the sale of convertible preferred stock to a subsidiary of the Bank of Montreal (“BMO”) we became an indirect, majority-owned subsidiary of PNX. On December 31, 2008, PNX distributed 100% of Virtus common stock to PNX stockholders in a spin-off transaction, excluding the net assets and business of the Company’s former subsidiary, Goodwin Capital Advisers, Inc. (“Goodwin”), which had historically been a wholly owned subsidiary of the Company. Following the spin-off, BMO owned 100% of the Company’s outstanding shares of Series B Convertible Preferred Stock (the “Series B”). All of the outstanding Series B was converted to shares of Virtus common stock on January 6, 2012. As a result of the conversion, all of the preferred shares have been retired.

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

We provide our products in a number of forms and through multiple distribution channels. Our retail products include open-end mutual funds, closed-end funds, variable insurance funds and separately managed accounts. Our fund family of open-end funds is distributed primarily through intermediaries. Our closed-end funds trade on the New York Stock Exchange. Our variable insurance funds are available as investment options in variable annuities and life insurance products distributed by third-party life insurance companies. Retail separately managed accounts are comprised of intermediary programs, sponsored and distributed by unaffiliated brokerage firms, and private client accounts, which are offerings to the high net-worth clients of our affiliated managers. We also manage institutional accounts for corporations, multi-employer retirement funds, public employee retirement systems, foundations and endowments and special purpose funds. Our earnings are primarily driven by asset-based investment management fees charged on these various products. These fees are based on a percentage of assets under management (“AUM”) and are calculated using daily or weekly average assets or assets at the end of the preceding quarter.

Our Investment Managers

Our investment management services are provided by investment managers, who are registered investment advisors under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). The investment managers are responsible for portfolio management activities for our mutual funds, variable insurance funds and closed-end funds, and provide investment management services for institutional and separately managed accounts. Our investment management services are provided by our affiliated managers as well as by unaffiliated external managers through sub-advisory agreements. We provide our affiliated managers with distribution, operational and administrative support, thereby allowing each affiliated manager to focus on investment management. Our affiliated managers participate in the earnings they generate through compensation arrangements that include incentive bonus pools based primarily on their profits. For certain of our open-end mutual funds and variable insurance funds, we complement our affiliated managers’ skills with those of unaffiliated boutique sub-advisors who offer strategies that we believe also appeal to investors. At December 31, 2011, $10.9 billion or 31.4% of our assets under management were managed by unaffiliated sub-advisors. We monitor the quality of the managers’ products by assessing their performance, style, consistency and the discipline with which they apply their investment process.

Our affiliated firms and their respective assets under management, styles and products are as follows:

Affiliated Managers
	Duff & Phelps Investment Management	Newfleet Asset Management	Kayne Anderson Rudnick Investment Management	Zweig/Euclid Advisors
AUM at December 31, 2011 ($ in billions)	$8.6	$8.0	$5.4	$1.7
Location	Chicago, IL	Hartford, CT and San Francisco, CA	Los Angeles, CA	New York, NY

Investment Style	Quality-oriented, equity income; high quality fixed income	Multi-sector, value-driven fixed income	Quality at a reasonable price	Growth at a reasonable price, high quality fixed income
Investment Types
Equities	• REITs		• Small Cap: Core/ Growth/Value	• Large Cap Core
	• Utilities/ Infrastructure			• Tactical Asset Allocation
• Mid Cap Core
	• Passive Equity		• Small-Mid Cap: Core/Value

• Large Cap: Core/Growth/Value

Fixed Income	• Tax Advantaged	• Multi-sector	• California Municipals	• U.S. Government grade agencies
	• High Grade Core	• Core
	• Municpals	• Core Plus	• Intermediate Total Return & Government	• Investment grade corporates
• Bank Loans
• High Yield
• Municipals
Products

Open-End Funds	✓	✓	✓	✓

Closed-End Funds	✓	✓		✓

Variables Insurance Funds	✓	✓	✓

Separately Managed Accounts		✓	✓

Institutional	✓	✓	✓

Our Investment Products

Our assets under management are comprised of mutual fund assets (open- and closed-end), variable insurance funds, separately managed accounts (intermediary sponsored and private client) and institutional accounts (traditional institutional mandates and structured products).

Assets Under Management By Product as of December 31, 2011

($ in billions)

Retail Products
Mutual fund assets
Long term open-end funds	$16.9
Closed-end funds	5.7
Money market funds	2.3

Total mutual fund assets	24.9

Variable Insurance Funds	1.3

Separately managed accounts
Intermediary sponsored programs	2.0
Private client accounts	1.9

Total managed account assets	3.9

Total retail assets	30.1

Institutional Products
Institutional accounts	3.5
Structured finance products	1.0

Total institutional assets	4.5

Total AUM	$34.6

Open-End Mutual Funds

As of December 31, 2011, we managed 43 open-end funds, in a variety of equity and fixed income styles, including money market, asset allocation and alternative investments, with total assets of $19.2 billion.

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

Our family of open-end mutual funds as of December 31, 2011 is comprised of the following:

Fund Type/Name	Inception	Assets	Advisory Fee (1)	3-Year Return (2)
		($ in millions)	(%)	(%)
Alternatives
Virtus Real Estate Securities Fund	1995	$1,113.3	0.75-0.65	21.42
Virtus Global Infrastructure Fund	2004	70.6	0.65-0.55	11.86
Virtus Alternatives Diversifier Fund (3)	2005	54.9	n/a	9.15
Virtus Market Neutral Fund	1998	28.6	1.50-1.40	n/a
Virtus Global Commodities Stock Fund	2011	20.2	1.00-0.90	n/a
Virtus International Real Estate Securities Fund	2007	20.2	1.00-0.90	14.03
Virtus Global Real Estate Securities Fund	2009	6.7	0.85-0.75	n/a

Asset Allocation
Virtus Balanced Fund	1975	578.8	0.55-0.45	11.87
Virtus Tactical Allocation Fund	1940	179.8	0.70-0.60	11.16
Virtus Allocator Premium AlphaSector™ Fund (3)	2011	131.0	1.10-1.00	n/a
Virtus Balanced Allocation Fund	1997	72.3	0.50-0.45	11.56

Equity
Virtus Premium AlphaSector™ Fund (3)	2010	2,658.2	1.10	n/a
Virtus AlphaSector™ Rotation Fund (3)	2003	441.1	0.45-0.40	12.74
Virtus Strategic Growth Fund	1995	375.2	0.70-0.60	15.01
Virtus Mid-Cap Value Fund	1997	339.4	0.75-0.70	19.03
Virtus Quality Small-Cap Fund	2006	284.9	0.70	17.70
Virtus Small-Cap Core Fund	1996	173.6	0.75	20.05
Virtus Value Equity Fund	1996	129.3	0.70-0.65	10.70
Virtus Small-Cap Sustainable Growth Fund	2006	105.1	0.90-0.80	21.91
Virtus Growth & Income Fund	1997	104.5	0.75-0.65	10.98
Virtus Mid-Cap Growth Fund	1975	78.1	0.80-0.70	17.81
Virtus Core Equity Fund	1996	74.6	0.70-0.65	11.23
Virtus Quality Large-Cap Value Fund	2005	42.7	0.75-0.65	12.12
Virtus Mid-Cap Core Fund	2009	2.1	0.80-0.70	n/a

Fixed Income
Virtus Multi-Sector Short Term Bond Fund	1992	4,669.4	0.55-0.45	13.84
Virtus Senior Floating Rate Fund	2008	390.1	0.60-0.50	14.99
Virtus Multi-Sector Fixed Income Fund	1989	271.8	0.55-0.45	18.49
Virtus Tax-Exempt Bond Fund	1996	229.3	0.45	10.20
Virtus Bond Fund	1996	158.0	0.45-0.40	8.91
Virtus Short/Intermediate Bond Fund	1996	94.3	0.55-0.45	7.78
Virtus High Yield Fund	1980	92.6	0.65-0.55	15.04
Virtus CA Tax-Exempt Bond Fund	1983	57.4	0.45-0.35	7.83
Virtus High Yield Income Fund	2002	54.1	0.45	16.29

International/Global
Virtus Emerging Markets Opportunities Fund	1997	2,611.9	1.00-0.95	22.71
Virtus Foreign Opportunities Fund	1990	1,013.5	0.85-0.75	11.62
Virtus Global Opportunities Fund	1960	68.8	0.85-0.75	12.68
Virtus Global Premium AlphaSector™ Fund (3)	2011	66.7	1.10-1.00	n/a
Virtus International Equity Fund	2010	18.6	0.85-0.75	n/a
Virtus Greater Asia ex Japan Opportunities Fund	2009	9.4	1.00-0.95	n/a
Virtus Greater European Opportunities Fund	2009	5.4	0.85-0.80	n/a

Money Market Funds
Virtus Insight Government Money Market Fund	1988	1,422.3	0.14-0.10	0.12
Virtus Insight Money Market Fund	1988	693.2	0.14-0.10	0.28
Virtus Insight Tax-Exempt Money Market Fund	1988	179.4	0.14-0.10	0.04

Total Open-End Funds		$19,191.4

(1)	Percentage of average daily net assets of each fund. A range indicates that the fund has breakpoints at which management advisory fees decrease as assets in the funds increase. Percentage listed represents the range of gross management advisory fees paid by the funds, from the highest to the lowest. We pay sub-advisory fees on funds managed by unaffiliated advisors, which are not reflected in the percentages listed.
(2)	Represents average annual total return performance of the largest share class as measured by net assets for which performance data is available.
(3)	These funds invest in other Virtus open-end mutual funds as well as electronically traded funds. The related assets invested in other Virtus open-end funds are reflected only in the balances of the respective funds.

Past performance does not guarantee future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost.

Closed-End Funds

We managed the assets of seven closed-end funds as of December 31, 2011, each of which is traded on the New York Stock Exchange, with total assets of $5.7 billion. Closed-end funds do not continually offer to sell and redeem their shares; rather, daily liquidity is provided by the ability to trade the shares of these funds at prices that may be above or below the shares’ net asset value. Our closed-end funds are comprised of various fixed income and equity strategies provided by three of our affiliated managers.

Our family of closed-end funds as of December 31, 2011, is comprised of the following:

Fund Type/Name	Assets	Advisory Fee
	($ in billions)%
Balanced
DNP Select Income Fund Inc.	$3.1	0.60-0.50	(1)
Zweig Total Return	0.5	0.70	(2)
Virtus Total Return Fund	0.1	0.85	(2)
Equity
Duff & Phelps Global Utility Income Fund Inc.	1.0	1.00	(3)
Zweig Fund	0.3	0.85	(2)
Fixed
Duff & Phelps Utility and Corporate Bond Trust Inc.	0.5	0.50	(1)
DTF Tax-Free Income Inc.	0.2	0.50	(1)

Total Closed-End Funds	$5.7

(1)	Percentage of average weekly net assets. A range indicates that the fund has breakpoints at which management advisory fees decrease as assets in the fund increase. Percentage listed represents the range of gross management advisory fees paid by the funds, from the highest to the lowest.
(2)	Percentage of average daily net assets of each fund.
(3)	Percentage of average weekly net assets. The adviser has contractually agreed to reimburse the fund for certain expenses for a specified percentage ranging from 0.25% in the first year and gradually decreasing to zero after the sixth year, which is not reflected in the percentage listed.

Variable Insurance Trust

We established a Variable Insurance Trust (“VIT”) in the quarter ended December 31, 2010. On November 5, 2010, we acquired the rights to advise and distribute the former Phoenix Edge Series Funds (excluding certain of the funds to be merged into a third-party variable insurance trust) from Phoenix Variable Advisors, Inc. (“PVA”). Our variable insurance trust provides investment options in variable annuities and life insurance products distributed by third-party life insurance companies. Our family of variable insurance funds as of December 31, 2011, is comprised of the following:

Fund Type/Name	Assets	Advisory Fee (1)
	($ in billions)%
Equity
Virtus Capital Growth Series	$0.2	0.70-0.60
Virtus Growth and Income Series	0.2	0.70-0.60
Virtus Small-Cap Growth Series	0.1	0.85
Virtus International Series	0.3	0.75-0.65
Virtus Duff & Phelps Real Estate Series	0.1	0.75-0.65
Virtus Small-Cap Value Series	0.1	0.90
Fixed Income
Virtus Multi-Sector Fixed Income Series	0.2	0.50-0.40
Asset Allocation
Virtus Strategic Allocation Series	0.1	0.60-0.50

Total Variable Products Funds	$1.3

(1)	Percentage of average daily net assets of each fund. A range indicates that the fund has breakpoints at which management advisory fees decrease as assets in the fund increase. Percentage listed represents the range of gross management advisory fees paid by the funds, from the highest to the lowest. We pay sub-advisory fees on funds managed by unaffiliated sub-advisors which are not reflected in the percentages listed.

Separately Managed Accounts

Separately managed accounts are individually owned portfolios that are managed by an investment manager. Separately managed accounts include broker-dealer sponsored programs, whereby an intermediary assists individuals in identifying their investment objectives and hires investment managers that have been approved by the broker-dealer to fulfill those objectives; and private client accounts that are accounts of high net worth individuals who are direct clients of our affiliates. Intermediary sponsored programs and private client account assets totaled $3.9 billion at December 31, 2011.

Institutional Accounts

We offer a variety of equity, fixed income and real estate investment trust strategies to institutional clients, including corporations, multi-employer retirement funds, public employee retirement systems, foundations and endowments and special purpose funds. We also act as the collateral manager for structured finance products, such as collateralized loan obligations and collateralized bond obligations, collectively referred to as collateralized debt obligations (“CDOs”). Our institutional assets under management totaled $4.5 billion as of December 31, 2011.

Our Investment Management, Administration and Transfer Agent Fees

Our net investment management fees, administration fees and net transfer agent fees earned in each of the last three years were as follows:

	Years Ended December 31,
	2011	2010	2009
($ in thousands)
Investment management fees
Open-end funds	$68,831	$42,090	$31,377
Closed-end funds	26,345	22,131	20,766
Separately managed accounts	19,166	17,057	14,800
Institutional products	11,273	10,299	10,224
Structured finance products	3,323	4,581	2,484
Variable insurance funds	6,125	1,838	—

Total investment management fees	135,063	97,996	79,651
Administration fees	16,695	10,502	9,819
Transfer agent fees	7,183	4,822	2,845

Total	$158,941	$113,320	$92,315

Investment Management Fees

We provide investment management services to funds and accounts pursuant to investment management agreements. With respect to open-end funds, closed-end funds and variable insurance funds, we receive fees based on each fund’s average daily or weekly net assets. Most fee schedules provide for rate declines as asset levels increase to certain thresholds. For those funds for which we have sub-advisory agreements, the sub-advisors receive a management fee based on the percentage of average daily net assets in the funds they sub-advise. For separately managed accounts and institutional accounts, fees are negotiated and are based primarily on asset size, portfolio complexity and individual client requests.

Each of our sponsored open-end, closed-end and variable insurance funds has an investment management agreement with one of the Company’s advisors (each, an “Adviser”). Although specific terms of agreements vary, the basic terms are similar. Pursuant to the agreements, the Adviser provides overall management services to a fund, subject to supervision by the fund’s board of directors. The investment management agreements are approved initially by fund shareholders and must be approved annually by each fund’s board of directors, including a majority of the directors who are not “interested persons” of the Adviser. Generally, agreements may be terminated by either party upon written notice, and may terminate automatically in certain situations, such as a “change in control” of the Adviser. In arrangements where our funds are managed by a sub-advisor, the agreement calls for the sub-advisor to manage the day-to-day operations of the fund’s portfolio.

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

We act as the collateral manager for structured finance products, which include CDOs. Fees consist of both senior and subordinated management fees. Senior management fees are calculated at a contractual fee rate applied against the current par value of the total collateral being managed. Subordinated management fees, also calculated against the current par value of the total collateral being managed, are recognized only after certain portfolio criteria are met. The underlying collateral is primarily comprised of high yield, asset-backed and mortgage-backed securities and loans. The Company has no financial or operational obligations with respect to the underlying performance of the collateral. For the investment management services being provided for existing structured finance products, this revenue will decline over time as CDOs have finite lives and can experience redemptions and liquidations. Structured finance product assets under management totaled $1.0 billion at December 31, 2011.

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

Transfer Agent Fees

We provide transfer agent services to our open-end funds and certain of the closed-end funds. Transfer agent services include maintaining shareholder accounts; receiving and processing orders for purchases, exchanges and redemptions of fund shares; conveying payments; withholding taxes on shareholder accounts; preparing and filing required forms for dividends and distributions; preparing and mailing transaction confirmation and periodic statements; and providing shareholder account information. We delegate the performance of certain aspects of the transfer agent services to a third-party service provider and oversee their performance.

Our Distribution Services

Our principal means of distribution of our long-term open-end mutual funds and separately managed accounts is through financial intermediaries to individuals. We have broad access in this marketplace, with distribution partners that include national and regional broker-dealers, independent broker-dealers and independent financial advisory firms. We support these distribution partners with a team of regional sales professionals (“wholesalers”), a national account relationship group, an internal sales desk and separate teams for the retirement market and the registered investment advisor market. Our sales and marketing professionals serve as a resource to financial advisors seeking to help clients address wealth management issues and support the marketing of our products and services tailored to this marketplace.

We also have separate resources dedicated to serving high net-worth clients who access investment advice outside of traditional retail broker-dealer channels. Specialized teams at our affiliated managers develop relationships in this market and deal directly with these clients.

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

Our Broker-Dealer Services

VP Distributors, LLC (“VPD”), a broker-dealer registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), serves as principal underwriter and national wholesale distributor of our open-end mutual funds and managed accounts. Mutual fund shares are distributed by VPD under sales agreements with unaffiliated national and regional broker-dealers and financial institutions. VPD also markets advisory services of affiliated managers to sponsors of managed account programs.

Our Competition

We face significant competition from a wide variety of financial institutions, including other investment management companies, as well as from proprietary products offered by our distribution partners such as banks, broker-dealers and financial planning firms. Competition in our businesses is based on several factors including investment performance, access to distribution channels, service to advisors and their clients and fees charged. Our competitors, many of which are larger than we are, often offer similar products, use similar distribution sources, offer less expensive products, have greater access to key distribution channels and have greater resources than we do.

Our Regulatory Matters

We are subject to regulation by the Securities and Exchange Commission (“SEC”), Financial Industry Regulatory Authority (“FINRA”) and other federal and state agencies and self-regulatory organizations. Each advisor, including unaffiliated sub-advisors, is registered with the SEC under the Investment Advisers Act. Each closed-end mutual fund, open-end mutual fund, and each series of the variable insurance trust is registered with the SEC under the Investment Company Act of 1940 (the “Investment Company Act”). VPD is registered with the SEC under the Exchange Act and is a member of FINRA.

The financial services industry is highly regulated and failure to comply with related laws and regulations can result in the revocation of registrations, the imposition of censures or fines, and the suspension or expulsion of a firm and/or its employees from the industry. All of our open-end mutual funds are currently available for sale and are qualified in all 50 states, Washington, D.C., Puerto Rico and the U.S. Virgin Islands. Most aspects of our investment management business, including the business of the sub-advisors, are subject to various federal and state laws and regulations.

Our officers, directors, and employees may, from time to time, own securities that are also held by one or more of our funds. Our internal policies with respect to personal investments are established pursuant to the provisions of the Investment Company Act and/or the Investment Advisers Act. Employees, officers and directors who, in the function of their responsibilities, meet the requirements of the Investment Company Act or Investment Advisers Act, or of FINRA regulations, must disclose personal securities holdings and trading activity. Those employees, officers and directors with investment discretion or access to investment decisions are subject to additional restrictions with respect to the pre-clearance of the purchase or sale of securities over which they have investment discretion or beneficial interest. Other restrictions are imposed upon supervised persons with respect to personal transactions in securities held, recently sold or contemplated for purchase by the Company’s open-end and closed-end funds. All supervised persons are required to report holdings and transactions on an annual and quarterly basis pursuant to the provisions of the Investment Company Act and Investment Advisers Act. In addition, certain transactions are restricted so as to seek to avoid the possibility of improper use of information relating to the management of client accounts.

Our Employees

As of December 31, 2011, we had 299 full time equivalent employees. None of our employees is a union member. We consider our relations with our employees to be good.

Relationship with BMO

Pursuant to an Investment and Contribution Agreement dated as of October 30, 2008 (the “Investment Agreement”), Phoenix Investment Management Company, a wholly-owned subsidiary of PNX (“PIM”), sold BMO 9,783 shares of our Series A Preferred Stock on October 31, 2008 and in connection with the spin-off of the Company, on December 31, 2008, BMO and PIM exchanged the Series A Preferred Stock for an equal number of shares of our Series B. PIM then sold an additional 35,217 shares of our Series B to BMO for $35.0 million.

On August 6, 2010, the Company converted the original 9,783 shares of the Series B, and related dividends, into 378,446 shares of our common stock, pursuant to a call option in the Investment Agreement. As of December 31, 2011, BMO held the remaining 35,217 shares of our Series B. On October 27, 2011, the Company entered into an agreement with BMO to convert all 35,217 outstanding shares of Series B into 1,349,300 shares of common stock. In connection with this agreement, the Company made a special dividend payment of $8.1 million on October 31, 2011, which included accrued dividends of $0.9 million. The Series B was converted to common shares on January 6, 2012. As a result of the conversion, all of the shares of Series B have been retired and BMO’s right to elect one director to our board of directors pursuant to the Series B Certificate of Designations has ceased and the current Series B director resigned effective October 31, 2011. In addition, as a condition of the Investment Agreement, BMO has the right to nominate one director to our board of directors for election by our common shareholders, so long as it beneficially owns at least 10.0% of our common stock.

For additional information on BMO’s rights under the Investment Agreement and Series B Certificate of Designations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Series B Convertible Preferred Stock.”

Available Information

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act will be available free of charge on the Company’s website located at www.virtus.com as soon as reasonably practicable after they are filed with or furnished to the SEC. You may also read and copy any document we file at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. Please call 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Reports, proxy statements and other information regarding issuers that file electronically with the SEC, including our filings, are also available to the public on the SEC’s website at http://www.sec.gov.

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

Assets under management are impacted by market conditions, and adverse market conditions could reduce our assets under management and our revenue.

Our revenues are based on assets under management, which are directly correlated to domestic and global market conditions in the equity and credit markets. The value of assets under management can decline due to price declines in specific securities, in the securities markets generally, or in specific market segments or geographic areas where those assets are invested. If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced.

The economic environment has a direct impact on the investing activities of both retail and institutional investors, which could impact asset flows, and on the value of assets under management. The financial markets continue to experience significant volatility globally. Funds and portfolios that we manage related to certain geographic markets and industry sectors are also vulnerable to political, social and economic events. If the security markets decline or continue to experience volatility, this could have a negative impact on our assets under management and our revenues.

Increases in interest rates from their present, historically low levels also may adversely affect the net asset values of our assets under management. Increases in interest rates may result in reduced prices in equity and credit markets. Conversely, decreases in interest rates could lead to outflows in fixed income or liquidity assets that we manage as investors seek higher yields. Any of these effects could lower our assets under management and revenues. The current historically low interest rate environment affects the yields of money market funds, which are based on the income from the underlying securities less the operating costs of the funds. With short term interest rates at or near zero, the operating expenses of money market funds may become greater than the income from the underlying securities.

Poor relative investment performance of our products could adversely affect our assets under management, sales, revenues and earnings.

The performance of our investment strategies is critical to the maintenance and growth of assets under management. Net flows related to our investment strategies can be affected by investment performance relative to other competing investment strategies. Investment management strategies are rated, ranked or assessed by independent third-parties, distribution partners, and industry periodicals and services. These assessments often affect the investment decisions of our clients. If the performance or assessment of our investment strategies is seen as underperforming relative to peers, it could result in an increase in the withdrawal of assets by existing clients, the inability to attract additional investments from existing and new clients, and an increased risk of litigation and regulatory action. Lower assets under management would result in a reduction of fee revenue, and, if our revenues decline without a commensurate reduction in our expenses, our earnings will be reduced.

Our clients could terminate or amend their contracts with us on short notice, which could reduce our revenues and earnings.

Our clients include the boards of directors for our sponsored mutual funds, managed account program sponsors, private clients, and institutional clients. Our investment management agreements with these clients may be terminated upon short notice without penalty. As a result, there would be little impediment to these sponsors or clients terminating our agreements. Investment contracts are generally terminated for factors including investment performance or regulatory or compliance issues.

Our sponsored funds are governed by an independent board of directors. These directors may deem it to be in the best interests of a fund’s shareholders to make decisions adverse to us, such as reducing the compensation paid to us, requesting that we subsidize fund expenses over certain thresholds, or imposing restrictions on our management of the fund.

Under the Investment Company Act, the investment advisory agreements for our mutual funds automatically terminate in the event of an assignment, which may occur if, among other events, the Company undergoes a change in control, such as any person acquiring 25% voting rights of our common stock. If an assignment were to occur, we could continue to act as adviser to a fund only if that fund’s board of directors and stockholders approved a new investment advisory agreement. In addition, investment advisory agreements for the separate accounts we manage may not be assigned without the consent of the client. If an assignment occurs, we cannot be certain that the Company will be able to obtain the necessary fund approvals or the necessary consents from our clients.

The termination of any investment management contract relating to a material portion of assets under management would adversely affect our investment management fee revenues and earnings and could require an impairment charge to the goodwill or intangible assets associated with our asset managers or investment advisory agreements.

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

We may be required to, or elect to, support the stable net asset values of our money market funds, which could negatively affect our revenues or earnings.

Approximately $2.3 billion or 6.6% of our total assets under management is managed in money market funds. Although money market funds seek to preserve a stable net asset value, and our money market funds have always maintained this stable net asset value, there is no guarantee that this stable net asset value will be achieved in the future. Market conditions domestically and globally could lead to severe liquidity or security pricing issues, which could impact their net asset values. If the net asset value of our money market fund were to fall below its stable net asset value, we would likely experience significant redemptions in money market assets under management, loss of shareholder confidence, and reputational harm, which could have a material adverse effect on our revenues or net income.

If a money market fund's stable net asset value comes under pressure, we may elect to provide credit, liquidity, or other support to the fund. We are not legally required to support any money market fund, and there can be no assurance that any support would be sufficient to avoid an adverse impact. A decision to provide support may arise from factors specific to our funds or from industry-wide factors. If we elect to provide support, we could incur losses from the support we provide and incur additional costs, including financing costs, in connection with the support. These losses and additional costs could be material, and could adversely affect our earnings. If we were to take such actions we may also restrict our corporate assets, limiting our flexibility to use these assets for other purposes, and may be required to raise additional capital.

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

Our business utilizes third-party service providers, and any inadequate performance by those providers could adversely impact our revenues and earnings.

We are dependent on certain third-party relationships to maintain essential business operations. These services include, but are not limited to, information technology infrastructure, investment accounting services, transfer agent and cash management services, custodial services, security pricing services, and subadvisory agreements with unaffiliated investment managers for 31.4% of our assets under management at December 31, 2011.

The services provided by these third-parties are critical to our business. While we operate under contractual arrangements which address fulfillment of services, and we have the ability to terminate providers, any material disruption or deficiency in these contracted services could materially affect our business operations and profitability.

Our business relies on the ability to attract and retain key employees, and the loss of such employees could negatively affect financial performance.

The success of our business is dependent to a large extent on our ability to attract and retain key employees such as senior executives, portfolio managers, securities analysts and sales personnel. Competition in the job market for these professionals is generally intense. Most of our employees are not subject to employment contracts or non-compete agreements so they may voluntarily terminate their employment at any time. In certain circumstances, the departure of key employees could cause higher redemption rates for certain assets under management, or the loss of certain client accounts. Any inability to retain our key employees, attract qualified employees, or replace key employee positions in a timely manner when vacated, could have a negative impact on our business. There could be additional costs to replace, retain or attract new talent which would result in a decrease in net income.

We face strong competition in our businesses, and if we are not able to compete effectively, it could impair our ability to retain existing customers, attract new customers and maintain our profitability.

We face strong competition in our businesses from mutual fund companies, banks and investment management firms, many of which have advantages over us. We believe that our ability to compete is based on a number of factors, including, but not limited, to investment performance, service, reputation, distribution capabilities, product offerings, and fees charged. Industry consolidation has resulted in larger competitors with financial resources, marketing and distribution capabilities, and brand identities that are stronger than ours. Larger firms also may be able to offer, due to economies of scale, lower cost products. In addition, new or alternative product offerings frequently emerge or may increase in popularity, which could create additional competition and could result in decreased demand for our historical product offerings. If we do not compete effectively in this environment, our profitability and financial condition would be materially adversely affected.

We are subject to an extensive and complex regulatory environment and adverse changes in regulations could materially affect our business.

We are subject to extensive regulation, primarily at the federal level, in conjunction with our investment management business, and we may be adversely affected as a result of new or revised legislation, regulations or standards, or by changes in the interpretation or enforcement of existing laws and regulations.

The Company is registered with the SEC, our investment advisers are registered with the SEC under the Investment Advisers Act, our sponsored funds are registered with the SEC under the Investment Company Act and our broker-dealer is registered with the SEC under the Exchange Act and is a member of FINRA. Most aspects of our investment management business, including the business of the sub-advisors, are subject to various federal and state laws and regulations.

These laws generally grant supervisory agencies the power to limit or restrict us and any sub-adviser from carrying on its investment management business in the event that it fails to comply with applicable laws and regulations. Sanctions may include the suspension of individual employees, limitations on our investment management activities for specified periods of time, the revocation of the advisors’ registrations as investment advisors or other censures and fines.

Although we spend substantial time and resources on compliance with laws and regulations, our inability to timely and properly modify and update our compliance procedures in this changing and highly complex regulatory environment could result in our being subject to sanctions, fines, and various other penalties and even expulsion from particular activities or markets.

Because of the inherent difficulty of predicting the outcome of any legal claims or regulatory inquiries or other matters, we cannot provide assurance as to the outcome of pending or future matters, or if ultimately determined adversely to us, monetary or reputational implications. The resolution of such matter or matters, if unfavorable, could have a material adverse effect on our operating results and financial condition.

While we maintain insurance that we believe is appropriate relative to our business, we cannot be assured that insurance will cover all of our potential liabilities or losses. Some regulatory and other liabilities or penalties are not generally covered by insurance. In addition, insurance coverage may become more costly and require higher deductibles or co-insurance arrangements. Should this occur, it would expose us to greater non-insured losses, increase our expenses and negatively impact our earnings.

We have potentially significant tax attributes, and any changes in tax laws or limitations on our tax attributes could have a material impact on our financial condition, results of operations and liquidity.

We are subject to federal and state income taxes in the United States. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the appropriateness of our tax positions and reporting. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could be unfavorable. In addition, our ability to use net operating loss carryforwards and other tax attributes available to us will be dependent on our ability to generate taxable income.

Our ability to utilize tax attributes currently available to us is limited under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). Section 382 imposes annual limitations on the amount of net operating loss carryforwards and other tax attributes that can be used to offset taxable income in the event an ownership change has occurred, as defined as substantial changes in ownership. We currently have limitations as a result of Section 382 due to changes in the Company’s stockholder base that occurred in 2009, and could experience additional, more restrictive limitations in the event another ownership change occurs.

Changes in tax law or tax rulings could materially impact our effective tax rate, increase the amount of taxes we are required to pay and have a significant adverse affect on our future results of operations and net income.

We have a significant amount of deferred tax assets, a large portion of which related to the dissolution of an inactive subsidiary and the application of Internal Revenue Code Section 165(g). In connection with the 165(g), the Company has recorded an ordinary loss related to the dissolution of an inactive subsidiary.

Related to the dissolution, the Company received a private letter ruling that relies on certain facts, assumptions and representations from management regarding the past conduct of the Company’s businesses and other matters. If any of these facts, assumptions or representations are determined to be incorrect, the Company may not be able to rely on the ruling and could be subject to significant tax liabilities in the event we utilize the related deferred tax assets.

We distribute through intermediaries, and changes in key distribution relationships could reduce our revenues or increase our costs.

Our primary source of distribution for our retail products is through intermediaries that include national, regional and independent broker-dealers, financial planners and registered investment advisors. Our success is highly dependent on access to these various distribution systems. There can be no assurance that we will be able to retain access to these channels at all or at similar pricing. The inability to have such access could have a material adverse effect on our business.

In addition, these intermediaries generally offer their customers a significant array of investment products which are in addition to, and which compete with, our own investment products. The intermediaries or their customers may favor competing investment products over those we offer. To the extent that existing or future intermediaries prefer to do business with our competitors, the sales of our products as well as our market share, revenue and net income could decline.

We and our third-party service providers rely on numerous technology systems, and a temporary business interruption or security breach could negatively impact our operations, operating expenses and earnings.

Our technology systems are critical to our operations and any failure or interruption of those systems or of our operations, whether resulting from technology or infrastructure breakdowns, defects or external causes such as fire, natural disaster or power disruptions, could result in financial loss, impact our reputation, and affect our ability to do business. Although we have in place disaster recovery plans, we may experience temporary interruptions if a natural disaster or prolonged power outages were to occur which could have a material negative impact on operations.

We and certain of our third-party vendors receive and store personal information as well as non-public business information. Although we and our third-party vendors take precautions to password protect and encrypt our networks, laptops and mobile electronic hardware, it may still be vulnerable to hacking or other unauthorized use. A breach of the systems or hardware could result in an unauthorized release of this type of data which may result in fines or penalties as well as other costly mitigation activities, and harm to our reputation.

Our common stock has relatively limited trading volume, and ownership is concentrated with a small number of shareholders, which could increase the volatility in our stock trading and dramatically affect our share price.

A large percentage of our stock is held by a limited number of shareholders. If our larger shareholders decide to liquidate their positions, it could cause significant fluctuation in the share price of our common stock. Public companies with a relatively concentrated level of institutional shareholders, such as we have, often have difficulty generating trading volume in their stock. This illiquidity and our size can result in relative price discounts as compared to industry peers or to the stock’s inherent value. It can also result in limited or no research analyst coverage, the absence of which may make it difficult for a company to establish and hold a market following.

We have certain intangible assets, which could become impaired and have an adverse impact on our results of operations.

At December 31, 2011, the Company had total assets of $286.4 million, which included $56.9 million of goodwill and other net intangible assets. We cannot be certain that we will ever realize the value of such intangible assets. It could be necessary to recognize impairment of these assets should we experience significant decreases in assets under management, the termination of one or more material investment management contracts or material outflows if clients withdraw their assets following the departure of a key employee or for any other reasons.

We may need to raise additional capital or refinance existing debt in the future, and resources may not be available to us in sufficient amounts or on acceptable terms.

Our ability to meet the future cash needs of the Company is dependent upon our ability to generate cash or obtain financing. Although the Company has been successful in generating sufficient cash in the past, it may not be successful in the future. We may need to raise additional capital to fund current operations or new business initiatives, or refinance existing debt, and financing may not be available to us in sufficient amounts, on acceptable terms, or at all. Our ability to access capital markets efficiently depends on a number of factors, including the state of credit and equity markets, interest rates, credit spreads and our credit ratings. If we are unable to access capital markets to issue new debt, refinance existing debt or sell shares of our common stock as needed, or if we are unable to obtain such financing on acceptable terms, our business could be adversely impacted.

Our shareholder rights plan could be interpreted to discourage takeovers and business combinations that our stockholders might consider to be in their best interests.

Under our stockholders’ rights agreement, if any person or group, acquires, or begins a tender or exchange offer that could result in acquiring 15% or more of our common stock, or, in the case of BMO, any additional shares, without approval by our board under specified circumstances, our other stockholders will have the right to purchase shares of our common stock, or shares of the acquiring company, at a substantial discount to the public market price. In addition, provisions of Section 203 of the Delaware General Corporation Law also restrict certain business combinations with interested stockholders. The Delaware General Corporation Law and our stockholders’ rights agreement may discourage takeovers and business combinations that our stockholders might consider to be in their best interests.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report contains statements, including under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “plan,” “intend,” “believe,” “anticipate,” “may,” “should,” “could,” “continue,” “project” or similar statements or variations of such terms and relate to, among other things:

•	The expected impact of pending legal and regulatory matters.

•	Our future capital requirements, the anticipated uses of our cash and the sufficiency of our cash resources.

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

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report, as well as the following risks and uncertainties: (a) the effects of changes and volatility in political, economic or industry conditions, the interest rate environment, or financial and capital markets; (b) any poor relative investment performance of our asset management strategies and any resulting outflows of assets; (c) mutual fund sales in any period may be through a limited number of financial intermediaries, from a limited number of investment strategies, and impacted by relative performance and the breadth and type of investment products we offer; (d) any lack of availability of additional and/or replacement financing, as may be needed, on satisfactory terms or at all; (e) any inadequate performance of third-party relationships; (f) the withdrawal of assets from under our management; (g) our ability to attract and retain key personnel in a competitive environment; (h) the ability of independent trustees of our mutual funds and closed-end funds, and other clients, to terminate their relationships with us; (i) the possibility that our goodwill or intangible assets could become impaired, requiring a charge to earnings; (j) the competition we face in our business, including competition related to investment products and fees; (k) potential adverse regulatory and legal developments; (l) the difficulty of detecting misconduct by our employees, sub-advisors and distribution partners; (m) changes in accounting or regulatory standards or rules, including the impact of proposed rules which may be promulgated relating to Rule 12b-1 fees; (n) the ability to satisfy the financial covenants under existing debt agreements; and (o) certain other risks and uncertainties described in this Annual Report or in any of our other filings with the SEC, which are available on our website at www.virtus.com under “Investor Relations.”

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

Our principal offices are located at 100 Pearl St., Hartford, CT 06103 and our customer support call center is located in Greenfield, Massachusetts. In addition, we lease office space in Illinois, California, Connecticut and New York. We believe our office facilities are suitable and adequate for our business as it is presently conducted. Given the service nature of our business and the fact that we do not own real property, we do not anticipate that compliance with federal, state and local provisions regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material effect upon our capital expenditures, revenue or competitive position.

Item 3.	Legal Proceedings.

The Company is regularly involved in litigation and arbitration as well as examinations, inquiries, and investigations by various regulatory bodies, including the SEC, involving our compliance with, among other things, securities laws, client investment guidelines, laws governing the activities of broker-dealers and other laws and regulations affecting our products and other activities. Legal and regulatory matters of this nature may involve activities as an employer, issuer of securities, investor, investment advisor, broker-dealer or taxpayer. The Company believes that the outcomes of its legal or regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on its consolidated financial condition as of December 31, 2011. However, it is not feasible to predict the ultimate outcome of all legal claims or matters or in certain instances provide reasonable ranges of potential losses. In the event of unexpected subsequent developments and given the inherent unpredictability of these legal and regulatory matters, there can be no assurance that our assessment of any claim, dispute, regulatory examination or investigation or other legal matter will reflect the ultimate outcome and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the NASDAQ Global Market under the trading symbol “VRTS.” As of February 16, 2012, we had 7,702,447 shares of our common stock outstanding that were held by approximately 110,835 holders of record. The table below sets forth the quarterly high and low sales prices of our common stock on the NASDAQ Global Market for each quarter in the last two fiscal years.

	Year Ended		Year Ended
	December 31, 2011		December 31, 2010
Quarter Ended	High	Low	High	Low
First Quarter	$62.30	$43.26	$21.61	$15.79
Second Quarter	$61.60	$49.79	$24.99	$18.56
Third Quarter	$80.95	$50.10	$31.645	$17.89
Fourth Quarter	$79.48	$50.36	$50.12	$29.835

We have not declared a cash dividend on our common stock with respect to the periods presented. We currently do not have any plans to pay cash dividends on our common stock. The payment of any dividends on our common stock and the amount thereof will be determined by the board of directors depending upon, among other factors, the Company’s earnings, operations, financial condition, capital requirements, and general business outlook at the time payment is considered. Additionally, our ability to pay common stock dividends is limited under the terms of our Credit Facility, as described further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The holders of our Series B were entitled to receive quarterly dividends, when and if declared by our board of directors, equal to 8.0% per annum of the stated value of the Series B, before any dividends were declared or paid upon any equity securities of the Company that ranked junior to the Series B with respect to payment of dividends or rights upon liquidation. Subject to certain limitations, these dividends were to be paid either in cash or additional shares of our Series B, at the discretion of the Company and, in the case of payment of any dividend in the form of additional shares, subject to the approval of additional authorized Series B shares by the Series B holders. In addition, the holders of our Series B were entitled to share in any dividends paid on shares of our common stock on a pro rata basis with the holders of our common stock. On January 27, April 28 and July 28, 2011, the board of directors declared cash dividends on our Series B for the three months ended December 31, 2010, March 31, 2011 and June 30, 2011, respectively, of $0.7 million in each quarter, which we paid in March 2011, June 2011 and September 2011, respectively. On October 27, 2011, the Company entered into an agreement with BMO, the holder of the Series B, to convert all 35,217 outstanding shares of Series B into 1,349,300 shares of common stock, at the original conversion rate. In connection with this agreement, the Company made a special dividend payment of $8.1 million on October 31, 2011, which included accrued dividends of $0.9 million. As of October 31, 2011, the Series B was no longer entitled to receive preferred dividends. In addition, BMO’s right to elect one director to our board of directors pursuant to the Series B Certificate of Designations has ceased and the current Series B director resigned effective October 31, 2011. BMO has agreed that to the extent its holdings of common stock exceed 24.0% of the outstanding common stock solely by reason of the repurchase or redemption of common stock by the Company, the excess shares will be subject to an irrevocable proxy in favor of the Company to be voted in the same proportion as the votes cast by all shareholders other than BMO. The Series B was converted to common shares on January 6, 2012. As a result of the conversion, all of the shares of Series B have been retired.

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

During the year ended December 31, 2011, we repurchased 135,000 shares of our common stock for $7.9 million at an average price per share of $58.24 under the share repurchase program. No shares were repurchased during the three months ended December 31, 2011. As of December 31, 2011, approximately 195,000 shares remained authorized for future repurchases under this program. During the year ended December 31, 2011, we also repurchased 12,484 restricted stock units from employees for $0.7 million to cover tax withholdings from the vesting of these units. No restricted stock units were repurchased during the three months ended December 31, 2011.

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

	Years Ended December 31,
($ in thousands)	2011 (1)	2010 (1)	2009 (1)	2008 (2)	2007 (2)
Results of Operations (3)
Revenues	$204,652	$144,556	$117,152	$178,274	$226,217
Goodwill and intangible asset impairments	N/A	N/A	N/A	559,264	301
Expenses	190,749	135,285	123,775	760,080	220,869
Operating income (loss)	13,903	9,271	(6,623)	(581,806)	5,348
Income tax expense (benefit) (4)	(132,428)	513	121	(61,508)	(5,950)
Net income (loss)	145,420	9,642	(6,484)	(529,088)	(14,150)
Earnings (loss) per share—basic (4) (5)	17.98	0.87	(1.76)	(91.75)	(2.45)
Earnings (loss) per share—diluted (4) (5)	16.34	0.81	(1.76)	(91.75)	(2.45)

	As of December 31,
	2011 (1)	2010 (1)	2009 (2)	2008 (2)	2007 (2)
Balance Sheet Data (3)
Cash and Cash Equivalents	$45,267	$43,948	$28,620	$51,056	$36,815
Intangible assets, net	52,096	52,977	54,844	60,985	208,176
Goodwill	4,795	4,795	4,795	4,795	454,369
Total assets	286,379	148,911	134,023	159,009	752,163
Accrued compensation and benefits	31,171	19,245	14,707	22,867	34,115
Long-term debt (6)	15,000	15,000	15,000	20,000	42,019
Total liabilities	68,007	64,720	58,393	77,377	127,236
Convertible preferred stock (7)	35,217	35,921	45,900	45,000	—
Total stockholders’ equity	183,155	48,270	29,730	36,632	624,927
Working capital (8)	45,938	44,206	32,120	33,175	(3,211)

	As of December 31,
	2011	2010	2009	2008 (9)	2007 (9)
($ in millions)
Assets Under Management (3)
Total assets under management	$34,588	$29,473	$25,440	$36,587	$55,545

(1)	Derived from audited consolidated financial statements included elsewhere in this Annual Report.
(2)	Derived from audited consolidated financial statements not included in this Annual Report.
(3)	Historical financial results included in the table above for the year ended December 31, 2008 and 2007 reflect the inclusion of Goodwin in the Company’s consolidated results.
(4)	2011 includes a tax benefit of $132.4 million primarily related to the release of a valuation allowance on certain deferred tax assets.
(5)	Following the spin-off from PNX, the Company had 5,772,076 common shares outstanding. This amount is being used to calculate the loss per share for the periods prior to the spin-off. The same number of shares has been used to calculate basic earnings per share and diluted earnings per share for all such periods as there were no shares of Virtus common stock publicly traded prior to December 31, 2008, and no Virtus options to purchase shares nor restricted stock units were outstanding prior to the spin-off.
(6)	All outstanding long-term debt on or prior to the spin-off on December 31, 2008 was due to either PNX or Phoenix Life Insurance Company, which had been a related party of the Company.

(7)	On October 27, 2011, the Company entered into an agreement with the Series B preferred shareholders to convert 35,217 shares of Series B into 1,349,300 shares of common stock, at the original conversion rate. The Series B was converted to shares of Virtus common stock on January 6, 2012. As a result of the conversion, all of the preferred shares have been retired.
(8)	Working capital is defined as current assets less current liabilities.
(9)	Assets under management for the years ended December 31, 2008 and 2007 included $13,951 million and $15,128 million, respectively, related to Goodwin, which was part of the Company prior to the spin-off.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

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

We provide our products in a number of forms and through multiple distribution channels. Our retail products include open-end mutual funds, closed-end funds, variable insurance funds and separately managed accounts. Our fund family of open-end funds is distributed primarily through intermediaries. Our closed-end funds trade on the New York Stock Exchange. Our variable insurance trust provides investment options in variable annuities and life insurance products distributed by third-party insurance companies. Retail separately managed accounts are comprised of intermediary programs, sponsored and distributed by unaffiliated brokerage firms, and private client accounts, which are offerings to the high net-worth clients of our affiliated managers. We also manage institutional accounts for corporations, multi-employer retirement funds, public employee retirement systems, foundations and endowments and special purpose funds. Our earnings are primarily driven by asset-based investment management fees charged on these various products. These fees are based on a percentage of assets under management and are calculated using daily or weekly average assets or assets at the end of the preceding quarter.

Market Developments

The year ended December 31, 2011 marked a year of volatile markets. The global equity market overall was down for 2011, as evidenced by the MSCI World Index ending the year at 1,183 as compared to 1,280 from the start of the year. The major U.S. equity indexes remained relatively flat for 2011 amid concerns about unemployment, economic growth and fears surrounding the downgrade of the U.S. Treasury debt rating and concerns over European sovereign debt. The Dow Jones Industrial Average ended the year at 12,218, from 11,578 at the beginning of the year, while the Standard & Poor’s 500 Index closed out 2011 at 1,257, the same as the beginning of the year.

Changes in our assets under management are driven in great part by the performance of the equity markets. The financial markets have experienced a period of significant volatility over the past five years, which impacted asset flows and the value of our assets under management. The capital and financial markets could experience further fluctuation and volatility, which could impact relative investment returns and asset flows among investment products as well as investor choices and preferences among investment products, including equity, fixed income and alternative products. Uncertainties remain about the long-term nature of the economic recovery. The inconsistent nature of the recovery, and the possibility that further economic gains could be disrupted by local or global events such as adverse changes in interest rates, significant shifts in commodity supplies or prices, political unrest, or even government initiatives, could adversely impact interest in our investment products and services and, consequently, revenue and earnings.

Financial Highlights

Total sales of $11.2 billion, an increase of 92.9% from total sales of $5.8 billion in 2010, driven by higher long-term open-end mutual fund sales and the launch of a closed-end fund. Total sales and net flows exclude flows to cash management and structured products. Additional financial highlights include:

•

Long-term open-end mutual fund sales were $9.5 billion in 2011 an increase of 109.2 % from $4.5 billion in 2010. Long-term open-end mutual fund sales remained relatively balanced among asset strategies, and in 2011 39.9% of sales were in domestic equity funds; 33.5% in fixed income strategies; and 26.6% in international equity funds.

•

In 2011, we launched the Duff & Phelps Global Utility Income Fund Inc. (NYSE:DPG), a new closed-end fund managed by Duff & Phelps Investment Management Co., an affiliated manager. The fund added $1.0 billion in assets under management and invests in domestic and foreign utility companies in the electric, gas, water, telecommunications, and midstream energy sectors.

•

In 2011, we established the Newfleet Multi-Sector Fixed Income Strategies portfolio management team by hiring the investment professionals who previously managed $5.2 billion of assets for the Company through a sub-advisory relationship.

•

Net flows of $5.2 billion for 2011, primarily from long-term open-end mutual fund sales contributed to an increase of $5.1 billion or 17.4% in assets under management to $34.6 billion at December 31, 2011 from $29.5 billion at December 31, 2010. For the year ended December 31, 2011 redemptions increased $1.7 billion as compared with the same periods in 2010, consistent with industry-wide trends in redemptions during 2011.

•

Total revenue was $204.7 million in 2011, an increase of 41.6% from $144.6 million 2010. Investment management fees increased 37.8% in 2011 to $135.1 million from $98.0 million in 2010. Total revenue increased in 2011 compared to prior year as a result of increased mutual fund revenue related to higher average assets under management, an increase in average fees earned and the impact of the new affiliated Newfleet Multi-Sector portfolio management team.

Assets Under Management

Assets under management increased 17.4% to $34.6 billion at December 31, 2011 from $29.5 billion at December 31, 2010. The increase in assets under management was driven primarily by positive net flows of $5.2 billion, market appreciation of $0.8 billion offset primarily by a decrease in cash management assets of $0.9 million. Positive net flows of $5.2 billion in 2011 were primarily due to strong sales of long-term open-end mutual funds and the launch of the new closed-end fund managed by Duff & Phelps Investment Management Co., which added $1.0 billion in assets. The best selling open-end mutual fund, Virtus Premium AlphaSector™ Fund, represented 29.0% of long-term open-end mutual fund sales for 2011, compared to 2010 when the largest selling open-end mutual fund, Virtus Multi-Sector Short Term Bond Fund, represented 39.1% of long-term open-end mutual fund sales.

During 2011, the Company’s equity assets increased to 54.9% of total assets under management compared with 48.9% in 2010. Fixed income assets represented 38.1% of total assets under management at December 31, 2011, compared with 39.9% at the end of 2010, and cash management assets declined to 7.0% of total assets under management at the end of 2011 from 11.2% at December 31, 2010.

Operating Results

In 2011, total revenue increased 41.6% to $204.7 million from $144.6 million in 2010. Revenues increased in 2011 as compared with 2010 primarily as a result of increased mutual fund revenue and the full year impact from the fourth quarter 2010 addition of the Virtus Variable Insurance Trust. Average assets under management, which corresponds to the Company’s fee-earning asset levels, was $33.0 billion for the year ended December 31, 2011, an improvement of 24.7% from $26.5 billion for the year ended December 31, 2010. Operating income improved by 50.0% from $9.3 million in 2010 to $13.9 million in 2011 primarily due to increased revenues driven by higher levels of average fee earning assets under management, offset by $10.8 million in costs related to the launch of the new closed-end fund, Duff & Phelps Global Utility Income Fund Inc., and $8.2 million in additional employment expenses related to the addition of the Newfleet Multi-Sector portfolio management team and a continued expense discipline that allowed the Company to improve profitability in spite of the increased variable expenses that come with the growing levels of sales achieved by the Company in 2011.

Assets Under Management by Product

The following table presents our assets under management by product for the periods indicated:

	As of December 31,
	2011	2010	2009
($ in millions)
Retail Assets
Mutual fund assets
Long-term open-end funds	$16,896.6	$11,801.3	$8,902.2
Long-term closed-end funds	5,675.6	4,321.1	4,256.9
Money market open-end funds	2,294.8	2,915.5	3,930.6

Total mutual fund assets	24,867.0	19,037.9	17,089.7

Variable Insurance Funds (1)	1,308.6	1,538.5	—

Separately managed accounts
Intermediary sponsored programs	1,991.6	1,893.5	1,661.3
Private client accounts	1,942.2	1,939.5	1,890.5

Total managed account assets	3,933.8	3,833.0	3,551.8

Total retail assets	30,109.4	24,409.4	20,641.5

Institutional assets
Institutional accounts	3,453.4	4,087.7	3,929.8
Structured finance products	1,024.8	976.2	868.4

Total institutional assets	4,478.2	5,063.9	4,798.2

Total AUM	$34,587.6	$29,473.3	$25,439.7

Average AUM	$32,995.6	$26,456.6	$23,235.0

(1)	Following a transaction with a third-party VIT, Virtus became the advisor and distributor to $1.5 billion of variable insurance funds. The Company previously acted as the sub-advisor to institutional mandates with a third-party VIT representing $0.3 billion, which was included in Institutional assets as of December 31, 2009. As of December 31, 2011 and 2010, $0.3 billion and $0.7 billion of variable insurance funds were sub-advised by external managers, respectively.

Asset Flows by Product

The following table summarizes our asset flows by product for the periods indicated:

($ in millions)	Years Ended December 31,
	2011	2010	2009
Retail Products
Mutual Funds-Long-term Open-end
Beginning balance	$11,801.2	$8,902.2	$6,753.1
Inflows	9,478.4	4,530.0	2,776.1
Outflows	(4,424.0)	(2,868.6)	(2,250.6)

Net flows	5,054.4	1,661.4	525.5
Market appreciation	181.1	1,347.5	1,736.9
Other (1)	(140.1)	(109.9)	(113.3)

Ending balance	$16,896.6	$11,801.2	$8,902.2

Mutual Funds—Long-term Closed-end
Beginning balance	$4,321.2	$4,256.9	$3,991.2
Inflows	817.1	—	—
Outflows	—	—	—

Net flows	817.1	—	—
Market appreciation	166.6	64.3	265.8
Other (1)	370.7	—	(0.1)

Ending balance	$5,675.6	$4,321.2	$4,256.9

Mutual Funds—Money Market
Beginning balance	$2,915.5	$3,930.6	$4,654.0
Other (1)	(620.7)	(1,015.1)	(723.4)

Ending balance	$2,294.8	$2,915.5	$3,930.6

Variable Insurance Funds (2)
Beginning balance	$1,538.5	$—	$—
Inflows	25.8	4.7	—
Outflows	(267.8)	(76.0)	—

Net flows	(242.0)	(71.3)	—
Market appreciation	11.1	65.9	—
Other (1)	1.0	1,543.9	—

Ending balance	$1,308.6	$1,538.5	$—

Separately Managed Accounts
Beginning balance	$3,833.0	$3,551.8	$3,074.3
Inflows	733.5	539.0	761.3
Outflows	(779.5)	(672.5)	(865.2)

Net flows	(46.0)	(133.5)	(103.9)
Market appreciation	197.0	437.5	573.3
Other (1)	(50.2)	(22.8)	8.1

Ending balance	$3,933.8	$3,833.0	$3,551.8

Institutional Products (3)
Beginning balance	$5,063.9	$4,798.2	$4,163.8
Inflows	169.0	745.4	322.8
Outflows	(544.3)	(690.1)	(630.0)

Net flows	(375.3)	55.3	(307.2)
Market appreciation	240.3	483.4	409.1
Other (1)	(450.7)	(273.0)	532.5

Ending balance	$4,478.2	$5,063.9	$4,798.2

Total
Beginning balance	$29,473.3	$25,439.7	$22,636.4
Inflows	11,223.8	5,819.1	3,860.2
Outflows	(6,015.6)	(4,307.2)	(3,745.8)

Net flows	5,208.2	1,511.9	114.4
Market appreciation	796.1	2,398.6	2,985.1
Other (1)	(890.0)	123.1	(296.2)

Ending balance	$34,587.6	$29,473.3	$25,439.7

(1)	Comprised of mutual fund distributions, net flows of cash management strategies, market appreciation (depreciation) on structured products, and net flows from non-sales related activities such as asset acquisitions/ (dispositions) and the impact of leverage on assets under management.
(2)	Following a transaction with a third-party VIT, Virtus became the advisor and distributor to $1.5 billion of variable insurance funds. The Company previously acted as the sub-advisor to institutional mandates with a third-party VIT representing $0.3 billion, which was included in Institutional assets as of December 31, 2009. As of December 31, 2011 and 2010, $0.3 billion and $0.7 billion of variable insurance funds were sub-advised by external managers, respectively.
(3)	Institutional Products consists of Institutional Accounts and Structured Products. Prior period presentations included separate rollforwards for Institutional Accounts and Structured Products.

Assets Under Management by Asset Class

The following table summarizes our assets under management by asset class:

	As of December 31,
($ in millions)	2011	2010	2009
Asset Class
Equity	$18,978.5	$14,403.4	$11,546.7
Fixed income	13,187.9	11,752.5	9,482.9
Cash management	2,421.2	3,317.4	4,410.1

Total	$34,587.6	$29,473.3	$25,439.7

Year ended December 31, 2011 compared to year ended December 31, 2010. At December 31, 2011, we managed $34.6 billion in total assets representing an increase of $5.1 billion or 17.4% from the $29.5 billion managed at December 31, 2010. The increase in assets under management for the year ended December 31, 2011 was due primarily to overall positive net flows of $5.2 billion. The positive net flows were primarily the result of strong sales of long-term open-end mutual fund products and the launch of the Duff & Phelps Global Utility Income Fund closed-end fund. Market appreciation and redemptions for assets under management for the year ended December 31, 2011 were consistent with the uncertainty of the security markets during the same period. Cash management assets declined for the year ended December 31, 2011 due to redemptions of cash management institutional mandates and as investors continued to shift assets out of these products due to historically low interest rates.

Year ended December 31, 2010 compared to year ended December 31, 2009. At December 31, 2010, we managed $29.5 billion in total assets representing an increase of $4.1 billion or 15.9% from the $25.4 billion managed at December 31, 2009. The increase in assets under management for the year ended December 31, 2010 was due primarily to market appreciation of $2.4 billion, overall positive net flows of $1.5 billion and completion of a strategic initiative with the establishment of the Virtus Variable Insurance Trust, representing $1.2 billion in additional assets. The positive net flows were primarily the result of strong sales of long-term open-end mutual fund products. Market appreciation for assets under management for the year ended December 31, 2010 was consistent with the improving performance of the securities markets during the same period. Cash management assets declined for the year ended December 31, 2010 as investors continued to shift assets out of these products due to historically low interest rates.

Average Fee Earning Assets Under Management and Average Basis Points

The following table summarizes average fee earning assets under management and average management fee basis points:

	As of December 31,
	Average Fees Earned (expressed in BPs)			Average Fee Earning Assets ($ in millions)
	2011	2010	2009	2011	2010	2009
Products
Mutual Funds—Long-term Open-End (2)	46	40	39	$14,799.0	$10,187.0	$7,523.7
Mutual Funds—Closed-End (2)	54	53	53	4,851.7	4,195.3	3,935.1
Mutual Funds—Money Market (1)	4	5	5	2,516.1	2,990.1	4,234.6
Variable Insurance Funds (2)	42	45	—	1,447.0	237.7	—
Separately Managed Accounts	49	48	48	3,905.3	3,568.0	3,069.3
Institutional Products	27	30	28	5,476.5	5,278.5	4,472.3

All Products	41	37	34	$32,995.6	$26,456.6	$23,235.0

(1)	Average fees earned are net of non-affiliated sub-advisory fees.
(2)	Average fees earned are net of non-affiliated sub-advisory fees and fund reimbursements.

The average fee earning assets under management and average fees earned expressed in basis points presented in the table are intended to provide information in the analysis of our asset-based revenue. Money market, long-term open-end mutual fund and variable insurance fund fees are calculated based on average daily net assets. Average fees earned will vary based on several factors, including the asset mix and fund reimbursements. Separately managed account fees are generally calculated based on the end of the preceding quarter’s asset values. Institutional product fees are calculated based on an average of month-end balances. Structured finance product fees, which are included in institutional products, are calculated based on a combination of the underlying cash flows and the principal value of the product.

Our average fees earned increased for the year ended December 31, 2011 compared to the corresponding period in the prior year as sales from equity products, which are reflected in long-term mutual funds and which have higher fees, increased in 2011 as they represented a higher percentage of our sales. Average fees earned on long-term mutual funds also increased due to the addition of the Newfleet Multi-Sector portfolio management team in 2011, and the corresponding elimination of the prior sub-advisory fees and the addition of the DPG closed-end fund.

Results of Operations

Summary Financial Data

	Years Ended December 31,			Increase/(Decrease)
($ in thousands)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Results of Operations
Investment management fees	$135,063	$97,996	$79,651	$37,067	$18,345
Other revenue	69,589	46,560	37,501	23,029	9,059

Total revenues	204,652	144,556	117,152	60,096	27,404

Operating expenses	186,731	130,363	116,704	56,368	13,659
Intangible asset amortization	4,018	4,922	7,071	(904)	(2,149)

Total expenses	190,749	135,285	123,775	55,464	11,510

Operating income (loss)	13,903	9,271	(6,623)	4,632	15,894
Other income (expense)	(450)	1,208	1,420	(1,658)	(212)
Interest expense, net	(461)	(324)	(1,160)	(137)	836

Income (loss) before income taxes	12,992	10,155	(6,363)	2,837	16,518
Income tax expense (benefit)	(132,428)	513	121	(132,941)	392

Net income (loss)	145,420	9,642	(6,484)	135,778	16,126
Preferred stockholder dividends	(9,482)	(3,289)	(3,760)	(6,193)	471
Allocation of earnings to preferred stockholders	(24,260)	(1,144)	—	(23,116)	(1,144)

Net income (loss) attributable to common stockholders	$111,678	$5,209	$(10,244)	$106,469	$15,453

Revenues

Revenues by source for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Years Ended December 31,			Increase/(Decrease)
($ in thousands)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Investment management fees
Mutual funds	$95,176	$64,221	$52,143	$30,955	$12,078
Separately managed accounts	19,166	17,057	14,800	2,109	2,257
Institutional accounts	11,273	10,299	10,224	974	75
Structured finance products	3,323	4,581	2,484	(1,258)	2,097
Variable products	6,125	1,838	—	4,287	1,838

Total investment management fees	135,063	97,996	79,651	37,067	18,345
Distribution and service fees	43,792	29,572	23,227	14,220	6,345
Administration and transfer agent fees	23,878	15,324	12,664	8,554	2,660
Other income and fees	1,919	1,664	1,610	255	54

Total revenues	$204,652	$144,556	$117,152	$60,096	$27,404

Investment Management Fees

Year ended December 31, 2011 compared to year ended December 31, 2010. Investment management fees are earned based on a percentage of assets under management, and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payment. Investment management fees increased by $37.1 million or 37.8% for the year ended December 31, 2011 due to a 24.7% increase in average fee earning assets under management and an increase of approximately 4 basis points in average fees earned. The increase in average fee earning assets under management for the year ended December 31, 2011 was due primarily to overall positive net flows of $5.2 billion resulting from higher sales of long-term open-end mutual funds in 2011 and the launch of the DPG closed-end fund. Revenues increased at a higher rate than assets under management due to the increase in the average fee rate earned and the mix of assets. Cash management assets represented 7.0% of total assets under management at December 31, 2011 compared to 11.2% at December 31, 2010. The increase in investment management fees were partially offset by higher fund expense reimbursements primarily driven by our variable insurance funds adopted in the fourth quarter of 2010.

Year ended December 31, 2010 compared to year ended December 31, 2009. Investment management fees increased $18.3 million or 23.0% for the year ended December 31, 2010 due to a 13.9% increase in average fee earning assets under management. The increase in average fee earning assets under management for the year ended December 31, 2010 was due primarily to market appreciation of $2.4 billion and overall positive net flows of $1.5 billion, primarily resulting from strong sales of long-term open-end mutual fund products. Revenues increased at a higher rate than assets under management due to a lower proportion of money market assets which have lower investment management fee rates than our other products, and a higher proportion of equity and fixed income assets. Money market assets represented 11.2% of total assets under management at December 31, 2010 compared to 17.3% at December 31, 2009. Offsetting these increases were higher fund expense reimbursements resulting from a new fund administration agreement executed in April 2010. Also contributing to the increase were subordinated management fees recognized on structured finance products that could not be recognized in the year ended December 31, 2009 as the collateral being managed did not meet payment requirements at that time.

Distribution and Service Fees

Year ended December 31, 2011 compared to year ended December 31, 2010. Distribution and service fees, which are asset-based fees earned from open-end mutual funds and variable insurance funds, for distribution services we perform on their behalf, increased by $14.2 million or 48.1% for the year ended December 31, 2011 as compared to the prior year due to higher assets under management. The increase in fees also resulted in a corresponding increase in trail commissions, which are a component of distribution expenses. Trail commissions represent asset-based payments to our distribution partners based on a percentage of our assets under management.

Year ended December 31, 2010 compared to year ended December 31, 2009. Distribution and service fees increased by $6.3 million or 27.3% for the year ended December 31, 2010 as compared to the prior year due to higher assets under management. The increase in fees also resulted in a corresponding increase in trail commissions.

Administration and Transfer Agent Fees

Year ended December 31, 2011 compared to year ended December 31, 2010. Administration and transfer agent fees represent fees earned for fund administration and transfer agent services from our open-end mutual funds, variable insurance funds and certain of our closed-end funds. Fund administration and transfer agent fees increased $8.6 million for the year ended December 31, 2011 as compared to the prior year due to higher average assets under management in our long-term open-end mutual funds and variable insurance funds in 2011 as compared to 2010.

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

The Company uses outside service providers to perform certain functions related to fund administration and transfer agent services. Effective January 1, 2010, a new fund administration agreement was executed with our open-end mutual funds. Under the prior agreement, the fees, which covered all fund administration services, were paid directly to the Company by the funds and were recorded as revenue. A portion of the fees received by the Company were remitted to third-party service providers for services performed on behalf of the funds, and were recorded as a distribution and administration expense. As a result of the new agreement, the funds now directly contract for the third-party services and fees paid by the funds directly to the service providers are not reflected as either revenue or expenses of the Company, resulting in a decrease in revenues and a corresponding decrease in expenses in 2010 as compared to prior year periods. For the year ended December 31, 2009, $6.2 million of payments to third-party service providers were recorded as revenue and expense of the Company. In April 2010, an amendment to the fund administration agreement was executed with the open-end mutual funds that changed and increased the fee rates received by the Company. In connection with the amendment, the Company implemented additional expense caps that require the Company to reimburse funds for certain expenses that exceed defined thresholds, resulting in higher expense fee waivers for the year ended December 31, 2010 which are recorded as a reduction to investment management fees.

Other Income and Fees

Year ended December 31, 2011 compared to year ended December 31, 2010. Other income and fees increased $0.3 million primarily due to an increase in fees earned for the distribution of unaffiliated products.

Year ended December 31, 2010 compared to year ended December 31, 2009. Other income and fees increased $0.1 million primarily due to an increase in fees earned for the distribution of unaffiliated products.

Operating Expenses

Operating expenses by category were as follows:

	Years Ended December 31,			Increase/(Decrease)
($ in thousands)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Operating expenses
Employment expenses	$92,543	$65,234	$57,113	$27,309	$8,121
Distribution and administrative expenses	60,176	33,205	29,939	26,971	3,266
Other operating expenses	32,004	30,289	28,550	1,715	1,739
Restructuring and severance	2,008	1,635	1,102	373	533
Intangible asset amortization	4,018	4,922	7,071	(904)	(2,149)

Total operating expenses	$190,749	$135,285	$123,775	$55,464	$11,510

Employment Expenses

Year ended December 31, 2011 compared to year ended December 31, 2010. Employment expenses primarily consist of fixed and variable compensation and related employee benefit costs. Employment expenses of $92.5 million increased $27.3 million or 41.9% as compared to the year ended December 31, 2010 primarily due to increases in variable compensation, both sales and profit-based, including $1.2 million of DPG sales costs related to the launch of the new closed-end fund and $8.2 million of additional employment expenses in 2011 related to the addition of the Newfleet Multi-Sector team. The increases in variable compensation are the result of higher sales and improved profitability and operating metrics in 2011 as compared to 2010.

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

Distribution and Administrative Expenses

Year ended December 31, 2011 compared to year ended December 31, 2010. Distribution and administrative expenses primarily consist of payments to financial advisers, broker-dealers and other third-parties for providing services to investors in our sponsored funds, including marketing support services. These payments are generally based on percentages of either assets under management or sales. These expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized over the periods in which commissions are generally recovered from distribution fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares. Distribution and administrative expenses increased $27.0 million or 81.2% in the year ended December 31, 2011 as compared to the prior year. The increases were primarily due to closed-end fund structuring costs of $9.6 million incurred in connection with the launch of the DPG closed-end fund and increases to asset-based trail commissions paid to our distribution partners, which increased $6.8 million consistent with increases in our assets under management. Trail commissions are fees we pay to broker-dealers for providing sales, marketing and distribution services to investors of our mutual funds and are a component of distribution expenses. Also contributing to the increase were higher distribution and administrative expenses related to our variable insurance funds of $4.2 million as well as sales-based fees paid to third-party distribution partners which increased $6.3 million in the year ended December 31, 2011 due to higher sales.

Year ended December 31, 2010 compared to year ended December 31, 2009. Distribution and administrative expenses increased $3.3 million or 10.9% in the year ended December 31, 2010 as compared to the prior year. The increases were primarily attributable to asset-based trail commissions paid to our distribution partners which increased $2.8 million consistent with increases in our assets under management. Trail commissions are fees we pay to broker-dealers for providing sales, marketing and distribution services to investors of our mutual funds and are a component of distribution expenses. Also contributing to the increase were higher sales-based fees paid to third-party distribution partners which increased $2.8 million in the year ended December 31, 2010 due to higher sales. These increases were partially offset by decreased third-party service provider fees in 2010 compared to 2009 as these fees are no longer paid by the Company. As discussed further under the “Administration and Transfer Agent Fees” caption above, effective January 1, 2010, certain administration fees due to a third-party service provider are no longer reflected as revenue or expenses of the Company in 2010, resulting in a decrease in distribution and administration expenses compared to prior year periods.

Other Operating Expenses

Year ended December 31, 2011 compared to year ended December 31, 2010. Other operating expenses primarily consist of investment research costs, professional fees, travel and entertainment costs, rent and occupancy expenses and other miscellaneous costs. Other operating expenses increased $1.7 million or 5.7% to $32.0 million for the year ended December 31, 2011 as compared to $30.3 million in the prior year primarily due to operating expenses related to the addition of the Newfleet Multi-Sector team. The modest increase, despite larger increases in assets under management and sales in 2011 as compared to 2010, is a result of management’s continued efforts to control fixed operating costs.

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

Restructuring and Severance

We incurred $2.0 million, $1.6 million and $1.1 million of restructuring and severance costs in 2011, 2010 and 2009, respectively, resulting from staff reductions.

Goodwill and Intangible Asset Impairment

There were no goodwill or intangible asset impairments for the years ended December 31, 2011, 2010 and 2009 as the estimated fair value of goodwill and intangible assets was substantially in excess of their carrying values.

Intangible Asset Amortization

Year ended December 31, 2011 compared to year ended December 31, 2010. Amortization expense of $4.0 million for the year ended December 31, 2011 decreased from the prior year by $0.9 million or 18.4 % due to a number of intangible assets related to institutional contracts becoming fully amortized in the year ended December 31, 2011.

Year ended December 31, 2010 compared to year ended December 31, 2009. Amortization expense of $4.9 million for the year ended December 31, 2010 decreased from the prior year by $2.1 million or 30.4 % due to a number of intangible assets related to institutional contracts becoming fully amortized in the year ended December 31, 2010.

Other Income (Expense), net

Year ended December 31, 2011 compared to year ended December 31, 2010. Other income (expense) decreased $1.7 million to expense of $0.5 million for the year ended December 31, 2011 due to decreases in the market value of trading securities.

Year ended December 31, 2010 compared to year ended December 31, 2009. Other income (expense) decreased $0.2 million to income of $1.2 million for the year ended December 31, 2010 due to decreases in the market value of trading securities.

Interest Expense, net

Year ended December 31, 2011 compared to year ended December 31, 2010. Interest expense, net is attributable primarily to our long-term debt and is reported net of interest and dividend income earned on cash equivalents and investments. Interest expense, net increased $0.1 million for the year ended December 31, 2011 compared to the prior year. The increase in interest expense, net is due to lower interest and dividend income earned on our cash equivalents and investments offset by lower interest expense due to a lower average outstanding debt balance and a lower interest rate in 2011 compared to 2010 as a result of our debt refinancing during the third quarter of 2010. The effective interest rate of the Company’s outstanding long-term debt, inclusive of the amortization of deferred financing costs, was 4.28% as of December 31, 2011 as compared to 4.43% as of December 31, 2010.

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

Income Tax Expense (Benefit)

Year ended December 31, 2011 compared to year ended December 31, 2010. During 2011, the Company determined that recent historical operating results and projections of future income provided sufficient positive evidence to conclude that it is more likely than not that a substantial portion of its deferred tax assets would be realized. As a result, the Company released a valuation allowance of $174.5 million during the year ended December 31, 2011. Offsetting the valuation allowance release was $32.0 million related to the recording of an uncertain tax position and $4.0 million in deferred tax assets that were rendered not utilizable due to Internal Revenue Code Section 382, both related to the receipt of a private letter ruling in 2011 concerning the treatment of a loss related to the dissolution of an inactive subsidiary. Also offsetting the benefit of the valuation allowance release was $5.1 million of tax expense on current year operations. Our effective tax rate was (1,019.3%) for the year ended December 31, 2011 compared to 5.1% for the year ended December 31, 2010. The decrease in the effective tax rate in 2011 as compared to 2010 is primarily attributable to the partial release of the valuation allowance on certain deferred tax assets in 2011. The Company maintained a valuation allowance relating to deferred tax assets on items of a capital nature as well as certain state deferred tax assets where the Company determined that at the current level of projected taxable income the realization of such assets prior to statutory expiration continued to be less than more likely than not.

Year ended December 31, 2010 compared to year ended December 31, 2009. Our effective tax rate was 5.1% for the year ended December 31, 2010 compared to 1.9% for the year ended December 31, 2009. The increase in the effective tax rate is primarily due to year over year changes in the amount and allocation of income between the state jurisdictions in which we do business and file separate company income tax returns.

Preferred Stockholder Dividends

On January 27, April 28 and July 28, 2011, the board of directors of the Company declared cash dividends on our Series B for the three months ended December 31, 2010, March 31, 2011 and June 30, 2011, respectively of $0.7 million in each quarter, which we paid in March 2011, June 2011 and September 2011, respectively. On October 27, 2011, the Company entered into an agreement with BMO, the holder of the Series B, to convert all 35,217 outstanding shares of Series B into 1,349,300 shares of common stock, at the original conversion rate. In connection with this agreement, the Company made a special dividend payment of $8.1 million, which included accrued dividends of $0.9 million. As of October 31, 2011, the Series B was no longer entitled to receive preferred dividends. Additionally, the Series B preferred shareholders relinquished their right to elect a Series B director to the Company’s board of directors. The Series B was converted to common shares on January 6, 2012. As a result of the conversion, all of the preferred shares have been retired.

Effects of Inflation

For the years ended December 31, 2011, 2010 and 2009, inflation did not have a material effect on our consolidated revenues or results of operations.

Liquidity and Capital Resources

Certain Financial Data

The following table summarizes certain key financial data relating to our liquidity and capital resources:

	As of December 31,
($ in thousands)	2011	2010	2009
Balance Sheet Data
Cash and cash equivalents	$45,267	$43,948	$28,620
Marketable securities	14,995	10,273	9,444
Long-term notes payable and other debt	15,000	15,000	15,000
Convertible preferred stock (1)	35,217	35,921	45,900
Working capital (2)	45,938	44,206	32,120

	Years Ended December 31,
	2011	2010	2009
Cash Flow Data
Provided by (used in)
Operating activities	$23,650	$22,144	$(11,650)
Investing activities	(4,070)	(1,860)	(1,995)
Financing activities	(18,261)	(4,956)	(8,791)

(1)	On August 6, 2010, the Company converted 9,783 shares of the Series B from BMO and dividends that had been accrued but not yet declared into 378,446 shares of common stock. On January 6, 2012, all 35,217 outstanding shares of the Series B converted to 1,349,300 shares of common stock in connection with the conversion agreement entered into on October 27, 2011 between the Company and BMO, the holder of the outstanding Series B shares. As a result of the conversion, all of the preferred shares have been retired.
(2)	Working capital is defined as current assets less current liabilities.

Capital Requirements

Our short-term capital requirements, which we consider to be those capital requirements due within one year, include payment of annual incentive compensation, contingent consideration payments for our variable insurance fund investment management contracts and payment of interest on our Credit Facility. Incentive compensation, which is generally the Company’s largest annual operating cash payment, is paid in the first quarter of the year. The Company paid approximately $14.5 million in incentive compensation in the first quarter of 2011 related to incentives that were earned during the year ended December 31, 2010 and results would indicate that incentive compensation to be paid in the first quarter of 2012 will be higher as compared to what was paid in the first quarter of 2011 related to incentives that were earned during the year ended December 31, 2010. Short-term capital requirements may also be affected by employee withholding tax payments related to net share settlement upon vesting of restricted stock units. The amount we pay in future periods will vary based on our stock price, the number of restricted stock units vesting during the period and whether we and our employees elect to satisfy withholding taxes through net share settlement. Approximately 360,000 restricted stock units are expected to vest by March and April of 2012.

Future capital requirements include principal payments on our outstanding Credit Facility, which matures in September 2013, capital expenditures and other strategic initiatives.

Uses of Capital

We expect that our main uses of cash will be to (i) invest in our organic growth, including our distribution efforts or closed-end fund launches, (ii) seed new investment strategies and mutual funds to ensure a strong pipeline of future saleable products, (iii) fund ongoing and potential investments in our infrastructure to achieve greater economies of scale and a more efficient overall cost structure (iv) acquire shares of our common stock and (v) invest in inorganic growth opportunities as they arise.

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

Capital and Reserve Requirements

We have a subsidiary that is a broker-dealer registered with the SEC and is therefore subject to certain rules regarding minimum net capital, as defined by those rules. The subsidiary is required to maintain a ratio of “aggregate indebtedness” to “net capital,” as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us including additional reporting requirements, tighter ratios and business interruption. At December 31, 2011 and 2010, the ratio of aggregate indebtedness to net capital of the broker-dealer was below the maximum allowed and our net capital was significantly in excess of that required.

Balance Sheet

Cash and cash equivalents consist of cash in banks and highly liquid money market mutual fund investments. Cash and cash equivalents typically increase in the second, third and fourth quarters of the year as we record, but do not pay, variable incentive compensation. Historically, annual incentives are paid in the first quarter of the year. Marketable securities consist primarily of highly liquid investments in our affiliated mutual funds. We provide capital to launch sponsored funds and incubate new investment strategies in their early stages of development. At December 31, 2011 and 2010, our long-term debt balance was $15.0 million.

Operating Cash Flow

Net cash provided by operating activities of $23.7 million for the year ended December 31, 2011 improved by $1.5 million from net cash provided by operating activities of $22.1 million in the prior year due primarily to the increase in net income related to the overall increases in revenue and operating income. Also contributing to the improvement was higher stock based compensation and amortization of deferred commissions related to increased sales of our funds, the change in realized and unrealized gains and losses on trading securities and higher accounts payable due to the timing of payments and accrued liabilities related to increased employee incentive compensation accruals. These increases were offset by the release of our previously recorded valuation allowance on certain deferred tax assets, increases in payments of deferred commissions, higher accounts receivable associated with the increased assets under management and increased purchases of trading securities.

Net cash provided by operating activities of $22.1 million for the year ended December 31, 2010 improved by $33.8 million from net cash used in operating activities of $11.7 million in the prior year due primarily to the increase in our assets under management and revenues. Also contributing to the improvement was lower annual incentive payments in the first quarter of 2010 related to the year ended December 31, 2009 as compared to the prior year.

Investing Cash Flow

Net cash used in investing activities consists primarily of capital expenditures related to our business operations, the purchase of investment management contracts and reinvestment of dividends in our sponsored mutual funds that are classified as available-for-sale securities. Net cash used in investing activities of $4.1 million for the year ended December 31, 2011 increased by $2.2 million from net cash used in investing activities of $1.9 million in the prior year due primarily to the adoption of the former DCA Total Return closed-end fund investment management contract in the fourth quarter of 2011. The remaining net cash used in investing activities relates to capital expenditures of approximately $0.3 million in leasehold improvements related to one of our locations and for the purchase of software, telephone and computer equipment in connection with our corporate office and our affiliates. Net cash used in investing activities of $1.9 million for the year ended December 31, 2010 decreased by $0.1 million from net cash used in investing activities of $2.0 million in the prior year due primarily to decreased capital expenditures as the majority of our capital expenditures were related to the relocation of our corporate office in 2008 as a result of the spin-off from our former parent company.

Financing Cash Flow

Cash flows from financing activities consist primarily of dividend payments on our Series B preferred stock, repurchases of our common stock, contingent payments related to investment management contracts purchased, employee payroll taxes paid related to the net share settlement of employee restricted stock units and principal repayment on our previous long-term debt, offset by proceeds from our existing long-term debt. For the year ended December 31, 2011, net cash used in financing activities consists of dividend payments on our Series B of $10.2 million, repurchases of our common stock of $7.9 million, contingent payments made related to the VIT adoption of $0.8 million and employee payroll taxes paid related to the net share settlement of employee restricted stock units of $0.7 million, offset by $1.3 million in proceeds from stock option exercises. For the year ended December 31, 2010, net cash used in financing activities consists of dividend payments on our Series B of $3.4 million, repurchases of our common stock of $0.9 million, employee payroll taxes paid related to the net share settlement of employee restricted stock units of $0.4 million and deferred financing costs paid in conjunction with refinancing our Credit Facility of $0.4 million. For the year ended December 31, 2009, net cash used in financing activities consists of principal payments on our long-term debt of $20.0 million, proceeds from our Credit Facility of $15.0 million, deferred financing costs paid in conjunction with entering into the Credit Facility of $0.9 million and payment of dividends on our Series B of $2.9 million.

Long-Term Debt

The Company has a Credit Facility, as amended through October 27, 2011, that matures in September 2013. The Credit Facility provides borrowing capacity of up to $30.0 million, with a $2.0 million sub-limit for the issuance of standby letters of credit. Borrowings under the Credit Facility may not at any time exceed a minimum asset coverage ratio of 1.25 which in general represents the sum of the Company’s cash, marketable securities and investment management fee receivables, excluding certain specified assets, to total outstanding indebtedness (including outstanding letters of credit). The Credit Facility is collateralized by substantially all of the assets of the Company. At December 31, 2011 and 2010, $15.0 million was outstanding under the Credit Facility. As of December 31, 2011, the Company had the capacity to draw on the remaining amount of the Credit Facility.

Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at the Company’s option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate (as defined in the Credit Facility agreement), plus an applicable margin, effective August 2, 2010, that ranges from 1.25% to 3.00%. At December 31, 2011, the interest rate in effect for the Credit Facility was 2.625%, exclusive of the amortization of deferred financing costs. Under the terms of the Credit Facility the Company is also required to pay certain fees, including an annual commitment fee of 0.50% on undrawn amounts and a letter of credit participation fee at an annual rate equal to the applicable margin as well as any applicable fronting fees, each of which is payable quarterly in arrears.

The Credit Facility contains customary restrictive covenants, including covenants that restrict (subject in certain instances to minimum thresholds or exceptions) the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create liens, merge or make acquisitions, dispose of assets, enter into leases, sale/leasebacks or acquisitions of capital stock, and make distributions, dividends, loans, guarantees, investments or capital expenditures, among other things. The payment of dividends may not exceed 75.0% of free cash flow (as defined in the Credit Facility agreement) for any quarter and are also restricted from being declared and paid if a default or event of default exists. On October 27, 2011, the Company amended the Credit Facility to exclude closed end fund structuring costs from the definition of free cash flow and to allow during the period from October 1, 2011 to December 31, 2011 one or more restricted additional payments in an aggregate amount not in excess of $3.0 million. In addition, the Credit Facility contains certain financial covenants, the most restrictive of which include, effective August 2, 2010: (i) minimum required consolidated net worth as of any fiscal quarter end (total stockholders’ equity plus the liquidation preference of outstanding convertible preferred shares) to be at least $65.0 million, plus adjustments for net income, redemptions of convertible securities and equity issuances, if any, after September 1, 2009, (ii) minimum consolidated assets under management (excluding money market funds) of $15.0 billion as of each quarter end through March 31, 2012 and $18.0 billion as of any quarter end thereafter, (iii) minimum liquid assets having a fair value not less than $7.5 million, (iv) a minimum interest coverage ratio (generally, adjusted EBITDA to interest expense as defined in and for the period specified in the Credit Facility agreement) of at least 3.00:1, and (v) a leverage ratio (generally, total indebtedness as of any date to adjusted EBITDA as defined in and for the period specified in the Credit Facility agreement) of no greater than 2.75:1. For purposes of the Credit Facility, adjusted EBITDA generally means, for any period, net income of the Company before interest expense, income taxes, depreciation and amortization expense, and excluding non-cash stock-based compensation, unrealized mark-to-market gains and losses, certain severance, and certain non-cash non-recurring gains and losses as described in and specified under the Credit Facility agreement. At December 31, 2011, the Company was in compliance with all financial covenants.

The Credit Facility agreement also contains customary provisions regarding events of default which could result in an acceleration of amounts due under the facility, including failure to pay principal or interest when due, failure to satisfy or comply with covenants, change of control, certain judgments, invalidation of liens, and cross-default to other debt obligations.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2011:

	Payments Due
($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Lease obligations	$13.5	$2.0	$4.1	$3.3	$4.1
Credit Facility, including interest (1)	15.7	0.4	15.3	—	—
VIT contingent consideration (2)	1.3	0.8	0.5	—	—

Total	$30.5	$3.2	$19.9	$3.3	$4.1

(1)	At December 31, 2011, the Company has $15.0 million outstanding under the Credit Facility that has a variable interest rate. Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at the Company’s option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate, plus an applicable margin that ranges from 1.25% to 3.00%. At December 31, 2011, the interest rate in effect for the Credit Facility was 2.625%. Payments due are estimated based on the interest rate of 2.625% in effect on December 31, 2011.
(2)

On November 5, 2010, the Company acquired the rights to advise and distribute the former Phoenix Edge Series Funds (excluding certain of the funds to be merged into a third-party variable insurance trust) from Phoenix Variable Advisors, Inc. (“PVA”). Under the terms of the agreement, during the three years following the closing, the Company is required to make quarterly payments to PVA based upon fixed percentages of the average assets under management. These payments are variable and will fluctuate based on assets under management, influenced by asset flows and market impact. The payments reflected are estimates based on projected net flows and market appreciation/(depreciation) and could be materially different if the actual asset and market assumptions differ from these estimates and could be zero if the assets run-off or are removed.

The table above excludes approximately $32.0 million of unrecognized tax benefits accounted for under Accounting Standards Codification (“ASC”) 740, Income Taxes, as we are unable to reasonably estimate the ultimate amount or timing of any settlement. See Note 7 to our consolidated financial statements for more information.

Impact of New Accounting Standards

For a discussion of accounting standards, see Note 2 to our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our consolidated financial statements.

Critical Accounting Policies and Estimates

Our financial statements and the accompanying notes are prepared in accordance with Generally Accepted Accounting Principles, which requires the use of estimates. Actual results will vary from these estimates. Management believes the following critical accounting policies are important to understanding our results of operations and financial position.

Goodwill

As of December 31, 2011, the carrying amount of goodwill was $4.8 million. Goodwill represents the excess of purchase price of acquisitions over the fair value of identified net assets and liabilities acquired. For goodwill, impairment tests for the Company are performed annually, or more frequently, should circumstances change which would indicate the fair value of goodwill is below its carrying amount. We have determined that the Company has only one reporting unit.

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment (the revised standard) which amends the rules for testing goodwill for impairment. Under the new rules, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is unnecessary. We early adopted ASU 2011-08 for our 2011 annual goodwill impairment test.

In assessing the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we assess relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances and how these may impact a reporting units' fair value or carrying amount involve significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, Company specific events and share price trends and making the assessment on whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact.

Based upon our fiscal 2011 qualitative impairment analysis, prepared in accordance with ASU 2011-08, we concluded that there was no requirement to do a quantitative annual goodwill impairment test. The key qualitative factors that led to our conclusion were (i) that our fiscal 2010 impairment analysis indicated that the fair value of our reporting unit significantly exceeded the carrying amount; (ii) the significant increase in our share price and market capitalization since our fiscal 2010 annual goodwill impairment analysis; and (iii) that we continue to show positive financial performance.

No impairment had been identified or recorded by the Company for the year ended December 31, 2011.

Significant deterioration in markets or declines in revenue or in the value of the Company could result in future impairment charges.

Indefinite-Lived Intangible Assets

As of December 31, 2011, the carrying values of indefinite-lived intangible assets were $32.4 million. Indefinite-lived intangible assets are comprised of acquired, closed-end fund investment advisory contracts. Indefinite-lived intangible asset impairment tests are performed annually, or more frequently should circumstances change which would reduce the fair value below its carrying value.

The Company estimated fair value of intangible assets using a discounted cash flow analysis. Management believes a discounted cash flow analysis is most appropriate in valuing the indefinite-lived intangible assets because it has concluded that it is a likely method that would be utilized by market participants. The key variables impacting the valuation of the intangible assets under this model include the discount rate, fee rates and assets under management related to the relevant investment advisory contracts.

For the year ended December 31, 2011, there was no indefinite-lived intangible asset impairments as the estimated fair value of indefinite-lived intangible assets was substantially in excess of its carrying value. There were improvements in key valuation assumptions used in management’s valuation as compared to the prior year. For our annual impairment test performed as of October 31, 2011, the discount rate applied in the calculation used by the Company was 12.0%, based on an estimated cost of capital that reflected the economic conditions at that time. The Company performed a sensitivity analysis that showed that a discount rate of more than 20% and a more than 40% decrease in assets under management underlying these investment advisory contracts would result in an impairment charge as of October 31, 2011. No impairment had been identified or recorded by the Company for the years ended December 31, 2010 and 2009, respectively.

Significant deterioration in markets or declines in revenue or in the value of the Company could result in future impairment charges.

Definite-Lived Intangible Assets

As of December 31, 2011, the carrying values of definite-lived intangible assets were $19.7 million. Definite-lived intangible assets are comprised of acquired investment advisory contracts. The Company monitors the useful lives of definite-lived intangible assets and revises the useful lives, if necessary, based on the circumstances. Significant judgment is required in estimating the period that these assets will contribute to our cash flows and the pattern over which these assets will be consumed. A change in the remaining useful life of any of these assets could have a significant impact on our amortization expense. All amortization expense has been, and continues to be, calculated on a straight-line basis.

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

The key assumptions in the discounted cash flow model include; the estimated remaining useful life of the intangible asset; the discount rate; investment management fee rates on assets under management; and the market expense ratio factor.

During the years ended December 31, 2011, 2010 and 2009, no events or circumstances occurred that indicated the carrying value of definite-lived intangible assets might be impaired and therefore no impairment tests were performed during these periods.

Significant deterioration in markets or declines in revenue or in the value of the Company could result in future impairment charges.

Revenue Recognition

Investment management fees, distribution and service fees and administration and transfer agent fees are recorded as revenue during the period in which services are performed. Investment management fees, which are accrued monthly, are earned based upon a percentage of assets under management, and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payment. Management fees for structured finance products, such as CDOs, that accrue as services are rendered, but are subordinated to other interests and payable only if certain financial criteria of the underlying collateral are met, are recorded as revenue when the structured finance products are in compliance with required financial criteria and collectability is reasonably assured. The Company accounts for investment management fees in accordance with ASC 605, Revenue Recognition, and has recorded its management fees net of fees paid to unaffiliated advisors. Amounts paid to unaffiliated sub-advisors for the years ended December 31, 2011, 2010 and 2009 were $36.4 million, $24.0 million and $19.0 million, respectively.

Investment management fees are calculated based on our assets under management. We rely on data provided to us by mutual funds and custodians in the pricing of assets under management, which are not reflected within our consolidated financial statements. The boards of our mutual funds and management of custodians of the assets we manage have formal pricing policies and procedures over pricing of investments. Given our reliance on the data provided to us by the mutual funds and the custodians in the pricing of the assets under management, management has established internal procedures to corroborate that mutual fund and custodial pricing appears adequate and has implemented processes to ensure valuation discrepancies are investigated and resolved. As of December 31, 2011, our total assets under management by fair value hierarchy level as defined by ASC 820, Fair Value Measurements and Disclosures, was approximately 59.2% Level 1, 40.7% Level 2 and 0.1% Level 3.

Gross investment management fees earned on long-term open-end mutual funds range from 0.35% to 1.50% of average assets under management, depending on the type of fund. Investment management fees earned on closed-end funds range from 0.50% to 1.00% of average assets under management. Investment management fees earned on money market funds range from 0.10% to 0.14% of average assets under management. Investment management fees earned on separately managed accounts and institutional accounts are negotiated and are based primarily on asset size, portfolio complexity and individual needs and range from 0.08% to 1.30%. Investment management fees earned on variable insurance funds range from 0.40% to 0.90% of average assets under management. Investment management fees earned on structured finance products range from 0.08% to 0.45% of the principal outstanding.

Distribution and service fees are earned based on a percentage of assets under management and are paid monthly pursuant to the terms of the respective distribution and service fee contracts. Underwriter fees are sales-based charges on sales of certain class A-share mutual funds.

Administration and transfer agent fees consist of fund administration fees, transfer agent fees and fiduciary fees. Fund administration fees are earned based on the average daily assets in the funds. Transfer agent fees are earned based on the average daily assets in the funds. Fiduciary fees are recorded monthly based on the number of 401(k) accounts. The Company utilizes outside service providers to perform some of the functions related to fund administration and transfer agent services. Effective January 1, 2010, a new fund administration agreement was executed with our open-end mutual funds. Under the prior agreement, the fees, which covered all fund administration services, were paid directly to the Company by the funds and were recorded as revenue. A portion of the fees received by the Company were remitted to third-party service providers for services performed on behalf of the funds, and were recorded as a distribution and administration expense. As a result of the new agreement, the funds now directly contract for the third-party services and fees paid by the funds directly to the service providers are not reflected as either revenue or expenses of the Company. For the year ended December 31, 2009, $6.2 million of payments to third-party service providers were recorded as revenue and expense of the Company. For the year ended December 31, 2009 transfer agent fees, which were previously reported net of payments to third-party service providers, were $4.3 million.

Other income and fees consist primarily of redemption income on the early redemption of class B-share mutual funds and brokerage commissions and fees earned for the distribution of nonaffiliated products. Commissions earned (and related expenses) are recorded on a trade date basis and are computed based upon contractual agreements.

Accounting for Income Taxes

In 2010, the Company recorded a deferred tax asset and corresponding valuation allowance for a capital loss carryforward in the amount of approximately $93.0 million related to the dissolution of an inactive subsidiary. During 2011, the Company submitted a request for a private letter ruling (“PLR”) to the Internal Revenue Service (“IRS”) to allow the capital loss to be claimed as an ordinary loss. During the year ended December 31, 2011, the IRS issued a favorable PLR to the Company.

As a result of the favorable PLR, the Company recharacterized the $93.0 million of deferred tax assets previously reported as capital in character to $89.0 million in deferred tax assets relating to net operating losses and intangible assets, with $4.0 million being rendered not utilizable due to Internal Revenue Code Section 382 limitations. The PLR relies on certain facts, assumptions and representations from management regarding the past conduct of the Company’s businesses and other matters. If any of these facts, assumptions or representations about the existence of a deductible loss are successfully challenged by the IRS, the Company could be subject to significant tax liabilities to the extent the reported loss represented an incremental reduction to the Company’s tax liability in any given year. Notwithstanding the PLR, the IRS could also recharacterize the ordinary loss as a capital loss should it successfully challenge the validity of the facts, assumptions, or representations made as part of the PLR request.

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

At each reporting date, the Company evaluates the positive and negative evidence used to determine the likelihood of realization of all its deferred tax assets. Prior to December 31, 2011, the Company maintained a valuation allowance on substantially all of its net deferred tax assets as prior to that date, the Company determined that the likelihood of realization of those assets were less than more likely than not. During 2011, the Company determined that its recent historical operating results and future projections gave rise to sufficient positive evidence to conclude that it is more likely than not that a substantial portion of its deferred tax assets would be realizable. As a result, the Company released a valuation allowance of $174.5 million during the year ended December 31, 2011. The Company maintained a valuation allowance in the amount of $3.3 million at December 31, 2011 relating to deferred tax assets on items of a capital nature as well as certain state deferred tax assets where the Company determined that at the current level of projected taxable income the realization of such assets prior to statutory expiration continued to be less than more likely than not. Offsetting the valuation allowance release was $32.0 million related to the recording of an uncertain tax position and $4.0 million in deferred tax assets that were rendered not utilizable due to Internal Revenue Code Section 382, both related to the receipt of a private letter ruling in 2011 concerning the treatment of a loss related to the dissolution of an inactive subsidiary. Also offsetting the benefit of the valuation allowance release was $5.1 million of tax expense on current year operations.

Uncertain tax positions taken by the Company are accounted for under ASC 740, Income Taxes, which may require certain benefits taken on a tax return to not be recognized in the financial statements when there are the potential for certain tax positions to be successfully challenged by the taxing authorities.

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

Market Risk

Our exposure to market risk is directly related to our role as investment advisor for the funds and accounts we manage as investment advisor. Substantially all of our revenue for the three years ended December 31, 2011 was derived from investment management, distribution and fund administration fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

We are also subject to market risk due to a decline in the market value of our investments, consisting primarily of marketable securities. At December 31, 2011, the fair value of marketable securities was $15.0 million. Assuming a 10.0% increase or decrease in the fair value of marketable securities at December 31, 2011, our net income would change by $1.3 million and our total comprehensive income would change by $1.5 million for the year ended December 31, 2011.

Interest Rate Risk

At December 31, 2011, the Company has $15.0 million outstanding under the Credit Facility that has a variable interest rate. Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at the Company’s option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate, plus an applicable margin that ranges from 1.25% to 3.00%. At December 31, 2011, the interest rate in effect for the Credit Facility was 2.625%. A hypothetical 300 basis point change in interest rates for the year ended December 31, 2011 would have changed our interest expense by approximately $0.4 million.

Item 8.	Financial Statements and Supplementary Data.

The audited Consolidated Financial Statements, including the Report of Independent Registered Public Accounting Firm and the required supplementary quarterly information, required by this item are presented under Item 15 beginning on page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on their evaluation, as of the end of the period covered by this Annual Report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Management’s Report on Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policy or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based upon the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included in Item 15 of this Annual Report.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information concerning the Company’s directors and nominees under the caption “Item 1—Election of Directors” and the information concerning the Audit Committee and the “audit committee financial expert” under the caption “Corporate Governance—Audit Committee” in the Company’s Proxy Statement for the Company’s 2012 Annual Meeting of Shareholders, information concerning the Company’s executive officers under the caption “Executive Officers,” and the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Company’s 2012 Annual Meeting of Shareholders, are incorporated herein by reference.

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

The information concerning procedures by which shareholders may recommend director nominees set forth under the caption “Corporate Governance—Governance Committee—Director Nomination Process” in the Company’s Proxy Statement for the Company’s 2012 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.	Executive Compensation.

The information relating to executive compensation and the Company’s policies and practices as they relate to the Company’s risk management is set forth under the captions “Executive Compensation,” “Director Compensation,” “Corporate Governance—Compensation Committee—Risks Related to Compensation Policies and Practices” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the Company’s 2012 Annual Meeting of Shareholders, and is incorporated herein by reference. The information included under the caption “Executive Compensation—Report of the Compensation Committee” in the Company’s Proxy Statement for the Company’s 2012 Annual Meeting of Shareholders is incorporated herein by reference but shall be deemed “furnished” with this report and shall not be deemed “filed” with this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the caption “Security Ownership by Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the Company’s 2012 Annual Meeting of Shareholders is incorporated herein by reference.

The following table sets forth information as of December 31, 2011 with respect to compensation plans under which shares of our common stock may be issued:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (1)(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(c)
Equity compensation plans approved by security holders (2)	929,646	$20.21	633,352
Equity compensation plans not approved by security holders	—	—	—

Total	929,646	$20.21	633,352

(1)	The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock unit awards (“RSUs”) since recipients of such awards are not required to pay an exercise price to receive the shares subject to these awards. The weighted-average exercise price of outstanding options, warrants and rights including RSUs is $7.67.
(2)	Represents 352,942 shares of common stock issuable upon the exercise of stock options and 576,704 shares of our common stock issuable upon the vesting of RSUs outstanding under the Company’s Omnibus Incentive and Equity Plan (the “Omnibus Plan”). Of the 1,800,000 maximum number of shares of our common stock authorized for issuance under the Omnibus Plan, 61,672 shares of common stock have been issued on a cumulative basis in the form of direct grants to directors or upon settlement of vested RSUs.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions “Corporate Governance—Transactions with Related Persons” and “Corporate Governance—Director Independence” in the Company’s Proxy Statement for the Company’s 2012 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information regarding auditors fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services to be provided by the Company’s independent registered public accounting firm set forth under the caption “Item 2—Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements: The following Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements of Virtus are included in this Annual Report:

  Report of Independent Registered Public Accounting Firm

  Consolidated Balance Sheets as of December 31, 2011 and 2010

  Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009

  Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

  Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the   Years Ended December 31, 2011, 2010 and 2009

  Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules:

All financial statement schedules have been omitted because the required information is either presented in the consolidated financial statements or the notes thereto or is not applicable or required.

Exhibits:

The following exhibits are filed herewith or incorporated by reference:

Exhibit Number	Exhibit Description

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Separation Agreement, Plan of Reorganization and Distribution by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc., dated as of December 18, 2008 (incorporated by reference to Exhibit 2.1 of the Registrant’s Amendment No. 4 to Form 10, filed December 19, 2008).

(3)	Articles of Incorporation and Bylaws

3.1	Amended and Restated Certificate of Incorporation of Virtus Investment Partners, Inc., dated December 18, 2008 (incorporated by reference to Exhibit 3.1 of the Registrant’s Amendment No. 4 to Form 10, filed December 19, 2008).

3.2	Amended and Restated Bylaws of Virtus Investment Partners, Inc., as adopted on January 28, 2010 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed February 2, 2010).

3.3	Certificate of Designations of Series A Non-Voting Convertible Preferred Stock and Series B Voting Convertible Preferred Stock of Virtus Investment Partners, Inc., dated October 31, 2008 (incorporated by reference to Exhibit 4.2 of the Registrant’s Amendment No. 2 to Form 10, filed November 14, 2008).

3.4	Certificate of Amendment of the Certificate of Designations of Series A Non-Voting Convertible Preferred Stock and Series B Voting Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q, filed August 13, 2009).

3.5	Certificate of Designations of Series C Junior Participating Preferred Stock of Virtus Investment Partners, Inc., dated December 29, 2008 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed January 2, 2009).

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Rights Agreement between Virtus Investment Partners, Inc. and Mellon Investor Services LLC, as Rights Agent, dated as of December 29, 2008 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed January 2, 2009).

4.2	Amendment No. 1, dated as of June 19, 2011, to Rights Agreement between Virtus Investment Partners, Inc. and Mellon Investor Services LLC, as Rights Agent, dated as of December 29, 2008 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed June 20, 2011).

4.3	Amendment No. 2, dated as of June 21, 2011, to Rights Agreement between Virtus Investment Partners, Inc. and Mellon Investor Services LLC, as Rights Agent, dated as of December 29, 2008 (incorporated by reference to Exhibit 10.29 of the Registrant’s Quarterly Report on Form 10-Q, filed August 5, 2011).

4.4	Note in favor of The Bank of New York Mellon as Lender, dated September 1, 2009 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed September 4, 2009).

4.5	Note in favor of PNC Bank, National Association as Lender, dated September 1, 2009 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed September 4, 2009).

Exhibit Number	Exhibit Description

(10)	Material Contracts

10.1	Transition Services Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc., dated as of December 18, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s Amendment No. 4 to Form 10, filed December 19, 2008).

10.2	Tax Separation Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc., dated December 18, 2008 (incorporated by reference to Exhibit 10.2 of the Registrant’s Amendment No. 4 to Form 10, filed December 19, 2008).

10.3	Employee Matters Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc., dated December 18, 2008 (incorporated by reference to Exhibit 10.3 of the Registrant’s Amendment No. 4 to Form 10, filed December 19, 2008).

*10.4	Change in Control Agreement between George R. Aylward and Virtus Investment Partners, Inc., effective as of December 31, 2008 (incorporated by reference to Exhibit 10.4 of the Registrant’s Amendment No. 4 to Form 10, filed December 19, 2008).

*10.5	Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.5 of the Registrant’s Amendment No. 4 to Form 10, filed December 19, 2008).

*10.6	Virtus Investment Partners, Inc. Non-Qualified Excess Investment Plan, effective as of November 1, 2008 (incorporated by reference to Exhibit 10.6 of the Registrant’s Amendment No. 2 to Form 10, filed November 14, 2008).

*10.7	First Amendment to the Virtus Investment Partners, Inc. Non-Qualified Excess Investment Plan, effective as of February 1, 2010 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, filed May 4, 2010).

*10.8	Virtus Investment Partners, Inc. Amended and Restated Executive Severance Allowance Plan, effective as of February 2, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed February 4, 2009).

10.9	Investment and Contribution Agreement by and among Phoenix Investment Management Company, Virtus Investment Partners, Inc. (f/k/a Virtus Holdings, Inc.), Harris Bankcorp, Inc. and The Phoenix Companies, Inc., dated as of October 30, 2008 (incorporated by reference to Exhibit 10.8 of the Registrant’s Amendment No. 2 to Form 10, filed November 14, 2008).

10.10	Annex A to the Investment and Contribution Agreement by and among Phoenix Investment Management Company, Virtus Investment Partners, Inc. (f/k/a Virtus Holdings, Inc.), Harris Bankcorp, Inc. and The Phoenix Companies, Inc., dated October 30, 2008 (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report, filed March 1, 2011).

10.11	Loan Agreement by and between Phoenix Life Insurance Company and Phoenix Investment Partners, Ltd., dated as of December 30, 2005 (incorporated by reference to Exhibit 10.9 of the Registrant’s Amendment No. 4 to Form 10, filed December 19, 2008).

10.12	First Amendment, dated as of June 1, 2006, to the Loan Agreement by and between Phoenix Life Insurance Company and Phoenix Investment Partners, Ltd., dated as of December 30, 2005 (incorporated by reference to Exhibit 10.10 of the Registrant’s Amendment No. 4 to Form 10, filed December 19, 2008).

10.13	Loan Agreement by and between Phoenix Life Insurance Company, as Lender, and Virtus Investment Partners, Inc., as Borrower, dated December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed January 6, 2009).

Exhibit Number	Exhibit Description

10.14	Second Amendment, dated as of March 31, 2009, to the Loan Agreement by and between Phoenix Life Insurance Company, as Lender, and Virtus Investment Partners, Inc., as Borrower, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed April 6, 2009).

10.15	Guarantee and Collateral Agreement made by Virtus Investment Partners, Inc. and certain of its Subsidiaries in favor of Phoenix Life Insurance Company, as Lender, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed January 6, 2009).

10.16	Transaction Agreement by and among Harris Investment Management, Inc., Phoenix Investment Counsel, Inc., Harris Financial Corp. and Phoenix Investment Partners, LTD., dated as of March 28, 2006 (incorporated by reference Exhibit 6.01 of the Schedule 13D, filed January 12, 2009 by Bank of Montreal, Harris Financial Corp. and Harris Bankcorp, Inc.).

10.17	Strategic Partnership Agreement by and between Harris Investment Management, Inc. and Phoenix Investment Counsel, Inc., dated as of March 28, 2006 (incorporated by reference to Exhibit 6.02 of the Schedule 13D, filed January 12, 2009 by Bank of Montreal, Harris Financial Corp. and Harris Bankcorp, Inc.).

10.18	Amendment to Tax Separation Agreement, dated April 8, 2009, by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc., dated as of December 18, 2008 (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report, filed April 10, 2009).

*10.19	Form of Non-Qualified Stock Option Agreement under the Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q, filed May 13, 2009).

*10.20	Form of Restricted Stock Units Agreement under the Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q, filed May 13, 2009).

*10.21	Form of Performance Share Units Agreement under the Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.30 of the Registrant’s Quarterly Report on Form 10-Q, filed August 5, 2011).

10.22	Credit Agreement among Virtus Investment Partners, Inc., as Borrower, the lenders party thereto and The Bank of New York Mellon as Administrative Agent, Issuing Bank and Lead Arranger, dated as of September 1, 2009 (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report, filed March 1, 2011).

10.23	Amendment No. 1, dated as of July 8, 2010, to the Credit Agreement, dated as of September 1, 2009, among Virtus Investment Partners, Inc., as Borrower, the lenders party thereto and The Bank of New York Mellon, as Administrative Agent, Issuing Bank and Lead Arranger (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed July 13, 2010).

10.24	Amendment No. 2, dated as of August 2, 2010, to the Credit Agreement, dated as of September 1, 2009, among Virtus Investment Partners, Inc., as Borrower, the lenders party thereto and The Bank of New York Mellon, as Administrative Agent, Issuing Bank and Lead Arranger (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q, filed August 6, 2010).

10.25	Guarantee Agreement among Virtus Investment Partners, Inc., each of the subsidiary guarantors thereto and The Bank of New York Mellon, as Administrative Agent, dated as of September 1, 2009 (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report, filed March 1, 2011).

Exhibit Number	Exhibit Description

10.26	Security Agreement among Virtus Investment Partners, Inc., each of the other grantors party thereto and The Bank of New York Mellon as Administrative Agent, dated as of September 1, 2009 (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report, filed March 1, 2011).

*10.27	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2009).

*10.28	Offer Letter from the Registrant to Jeffrey T. Cerutti dated May 18, 2010 (incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report, filed March 1, 2011).

10.29	Conversion and Voting Agreement, dated as of October 27, 2011, between BMO, Inc. (f/k/a Harris Bankcorp, Inc.) and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed November 2, 2011).

10.30	Amendment No. 3 and Waiver No. 1, dated as of October 27, 2011, to the Credit Agreement, dated as of September 1, 2009, among the Registrant, as Borrower, the lenders party thereto and The Bank of New York Mellon, as Administrative Agent, Issuing Bank and Lead Arranger.

*10.31	Offer Letter from the Registrant to Mark S. Flynn dated December 9, 2010.

(21)	Subsidiaries of the Registrant

21.1	Virtus Investment Partners, Inc., Subsidiaries List.

(23)	Consents of Experts and Counsel

23.1	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney

24.1	Power of Attorney.

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following information formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2011, 2010 and 2009 and (iv) Notes to Consolidated Financial Statements.

*	Management contract, compensatory plan or arrangement.
**	In accordance with Rule 406T of Regulation S-T, the interactive data files in Exhibit 101 to this Annual Report shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed “filed” or part of any registration statement or prospectus filed for purposes of Section 11 or 12 of the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2012

Virtus Investment Partners, Inc.

By:	/S/ MICHAEL A. ANGERTHAL
Michael A. Angerthal
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 1, 2012.

/S/ MARK C. TREANOR	/S/ GEORGE R. AYLWARD
Mark C. Treanor	George R. Aylward
Director and Non-Executive Chairman	President, Chief Executive Officer and Director
(Principal Executive Officer)

/S/ JAMES R. BAIO	/S/ SUSAN S. FLEMING
James R. Baio	Susan S. Fleming
Director	Director

/S/ DIANE M. COFFEY	/S/ HUGH M. S. MCKEE
Diane M. Coffey	Hugh M. S. McKee
Director	Director

/S/ TIMOTHY A. HOLT
Timothy A. Holt
Director

/S/ EDWARD M. SWAN, JR.
Edward M. Swan, Jr.
Director

/S/ MICHAEL A. ANGERTHAL
Michael A. Angerthal
Chief Financial Officer
(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Virtus Investment Partners, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Virtus Investment Partners, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2011 and 2010). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 1, 2012

Virtus Investment Partners, Inc.

Consolidated Balance Sheets

	December 31,
	2011	2010
($ in thousands, except share data)
Assets
Current Assets
Cash and cash equivalents	$45,267	$43,948
Trading securities, at fair value	12,526	8,357
Available-for-sale securities, at fair value	2,469	1,916
Accounts receivable	27,089	21,136
Deferred taxes, net	1,593	—
Prepaid expenses and other assets	3,651	3,009

Total current assets	92,595	78,366
Furniture, equipment, and leasehold improvements, net	5,453	6,557
Intangible assets, net	52,096	52,977
Goodwill	4,795	4,795
Deferred taxes, net	122,099	—
Long-term investments and other assets ($2,826 and $2,340 at fair value, respectively)	9,341	6,216

Total assets	$286,379	$148,911

Liabilities and Stockholders' Equity
Current Liabilities
Accrued compensation and benefits	$31,171	$19,245
Accounts payable	5,031	4,229
Other accrued liabilities	5,661	5,999
Broker-dealer payable	4,794	4,687

Total current liabilities	46,657	34,160
Deferred taxes, net	—	8,785
Long-term debt	15,000	15,000
Lease obligations and other long-term liabilities	6,350	6,775

Total liabilities	68,007	64,720

Commitments and Contingencies (Note 9)
Series B redeemable convertible preferred stock (stated at liquidation value), $.01 par value, 45,000 shares authorized, 35,217 and 35,217 shares issued and outstanding, at December 31, 2011 and 2010, respectively	35,217	35,921

Stockholders' Equity
Common stock, $.01 par value, 1,000,000,000 shares authorized; 6,343,295 shares issued and 6,188,295 shares outstanding at December 31, 2011 and 6,271,821 shares issued and 6,251,821 shares outstanding at December 31, 2010	63	63
Additional paid-in capital	909,983	912,942
Accumulated deficit	(718,083)	(863,503)
Accumulated other comprehensive loss	(14)	(308)
Less: Treasury stock, at cost, 155,000 and 20,000 shares at December 31, 2011 and December 31, 2010, respectively	(8,794)	(924)

Total stockholders' equity	183,155	48,270

Total liabilities and stockholders' equity	$286,379	$148,911

See Notes to Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2011	2010	2009
($ in thousands, except per share data)
Revenues
Investment management fees	$135,063	$97,996	$79,651
Distribution and service fees	43,792	29,572	23,227
Administration and transfer agent fees	23,878	15,324	12,664
Other income and fees	1,919	1,664	1,610

Total revenues	204,652	144,556	117,152

Operating Expenses
Employment expenses	92,543	65,234	57,113
Distribution and administration expenses	60,176	33,205	29,939
Other operating expenses	30,157	28,282	26,630
Restructuring and severance	2,008	1,635	1,102
Depreciation and other amortization	1,847	2,007	1,920
Intangible asset amortization	4,018	4,922	7,071

Total operating expenses	190,749	135,285	123,775

Operating Income (Loss)	13,903	9,271	(6,623)

Other Income (Expense)
Realized and unrealized gain (loss) on trading securities	(256)	1,131	1,699
Other income (expense)	(194)	77	(279)

Total other income (expense), net	(450)	1,208	1,420

Interest Income (Expense)
Interest expense	(782)	(983)	(1,784)
Interest & dividend income	321	659	624

Total interest expense, net	(461)	(324)	(1,160)

Income (Loss) Before Income Taxes	12,992	10,155	(6,363)
Income tax expense (benefit)	(132,428)	513	121

Net Income (Loss)	145,420	9,642	(6,484)
Preferred stockholder dividends	(9,482)	(3,289)	(3,760)
Allocation of earnings to preferred stockholders	(24,260)	(1,144)	—

Net Income (Loss) Attributable to Common Stockholders	$111,678	$5,209	$(10,244)

Earnings (Loss) per share—Basic	$17.98	$0.87	$(1.76)

Earnings (Loss) per share—Diluted	$16.34	$0.81	$(1.76)

Weighted Average Shares Outstanding—Basic (in thousands)	6,211	6,014	5,812

Weighted Average Shares Outstanding—Diluted (in thousands)	6,834	6,437	5,812

See Notes to Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income

	For the Years Ended December 31, 2011, 2010 and 2009
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Par Value				Shares	Amount
($ in thousands)
Balances at December 31, 2008	5,772,076	$58	$903,825	$(866,661)	$(590)	—	—	$36,632

Net loss	—	—	—	(6,484)		—	—	(6,484)

Other comprehensive income:
Net unrealized gain on securities available-for-sale	—	—	—	—	445	—	—	445

Total comprehensive loss								(6,039)
Preferred stockholder dividend	—	—	(3,760)	—	—	—	—	(3,760)
Issuance of common stock related to employee stock transactions	52,312	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,897	—	—	—	—	2,897

Balances at December 31, 2009	5,824,388	58	902,962	(873,145)	(145)	—	—	29,730

Net income	—	—	—	9,642	—	—	—	9,642
Other comprehensive income:
Net unrealized loss on securities available-for-sale	—	—	—	—	(163)	—	—	(163)

Total comprehensive income								9,479
Preferred stockholder dividend	—	—	(3,289)	—	—	—	—	(3,289)
Conversion of Series B preferred shares	378,446	4	9,859					9,863
Repurchase of common shares	(20,000)			—	—	20,000	(924)	(924)
Issuance of common stock related to employee stock transactions	68,987	1	145	—	—	—	—	146
Stock-based compensation	—	—	3,265	—	—	—	—	3,265

Balances at December 31, 2010	6,251,821	63	912,942	(863,503)	(308)	20,000	(924)	48,270

Net income	—	—	—	145,420	—	—	—	145,420
Other comprehensive income:
Net unrealized gain on securities available-for-sale	—	—	—	—	294	—	—	294

Total comprehensive income								145,714
Preferred stockholder dividend	—	—	(9,482)	—	—	—	—	(9,482)
Repurchase of common shares	(135,000)	—	—	—	—	135,000	(7,870)	(7,870)
Issuance of common stock related to employee stock transactions	71,474	—	1,720	—	—	—	—	1,720
Stock-based compensation	—	—	4,803	—	—	—	—	4,803

Balances at December 31, 2011	6,188,295	$63	$909,983	$(718,083)	$(14)	155,000	$(8,794)	$183,155

See Notes to Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
($ in thousands)
Cash Flows from Operating Activities:
Net income (loss)	$145,420	$9,642	$(6,484)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and other amortization	1,847	2,007	1,920
Intangible asset amortization	4,018	4,922	7,071
Stock-based compensation	5,625	3,894	3,521
Amortization of deferred commissions	8,874	5,053	2,755
Payments of deferred commissions	(11,392)	(5,636)	(3,605)
Equity in earnings of affiliates, net of dividends	223	(48)	295
Realized and unrealized (gains) losses on trading securities	256	(1,131)	(1,699)
Sale (purchase) of trading securities, net	(4,425)	429	(758)
Deferred income taxes	(132,477)	218	40
Changes in operating assets and liabilities:
Accounts receivable	(5,953)	(1,736)	(1,313)
Prepaid expenses and other assets	(945)	650	(342)
Accounts payable and accrued liabilities	13,047	4,045	(9,250)
Other liabilities	(468)	(165)	(3,801)

Net cash provided by (used in) operating activities	23,650	22,144	(11,650)

Cash Flows from Investing Activities:
Capital expenditures	(743)	(323)	(824)
Purchase of investment management contracts	(3,068)	(1,419)	(1,043)
Purchase of available-for-sale securities	(259)	(118)	(128)

Net cash used in investing activities	(4,070)	(1,860)	(1,995)

Cash Flows from Financing Activities:
Preferred stock dividends paid	(10,186)	(3,404)	(2,860)
Repurchase of common shares	(7,870)	(924)	—
Proceeds from exercise of stock options	1,345	146	—
Payment of deferred financing costs	(41)	(367)	(931)
Repayment of long-term debt	—	—	(20,000)
Proceeds from long-term debt	—	—	15,000
Contingent consideration for investment management contracts	(789)	—	—
Taxes paid related to net share settlement of restricted stock units	(720)	(407)	—

Net cash used in financing activities	(18,261)	(4,956)	(8,791)

Net increase (decrease) in cash	1,319	15,328	(22,436)
Cash and cash equivalents, beginning of year	43,948	28,620	51,056

Cash and Cash Equivalents, End of Year	$45,267	$43,948	$28,620

Supplemental Cash Flow Information:
Interest paid	$362	$472	$1,319
Income taxes paid, net	$427	$679	$368
Non-Cash Investing Activities:
Purchase of investment management contracts	$—	$2,100	$—
Non-Cash Financing Activities:
Non-cash furniture, equipment and leasehold improvement additions	$—	$—	$(3,442)

See Notes to Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements

1. Organization and Business

Virtus Investment Partners, Inc. (the “Company,” “we,” “us,” “our” or “Virtus”), a Delaware corporation, operates in the investment management industry through its wholly-owned subsidiaries. A subsidiary of the Bank of Montreal (“BMO”), owns 100% of the Company’s outstanding shares of Series B Convertible Preferred Stock (the “Series B”).

The Company provides investment management and related services to individual and institutional clients throughout the United States of America. Retail investment management services (including administrative services) are provided to individuals through products consisting of open-end mutual funds, closed-end funds, variable insurance funds and separately managed accounts. Separately managed accounts are offered to high net-worth individuals and include intermediary programs that are sponsored and distributed by non-affiliated broker-dealers, and individual direct managed account investment services that are sold and administered by the Company. Institutional investment management services and variable insurance funds are provided primarily to corporations, multi-employer retirement funds, public employee retirement systems, foundations and endowments and special purpose funds.

Virtus commenced operations on November 1, 1995 through a reverse merger with Duff & Phelps Corporation. From 1995 to 2001, we were a majority-owned indirect subsidiary of The Phoenix Companies, Inc. (“PNX”). On January 11, 2001, a subsidiary of PNX acquired the outstanding shares of Virtus Partners, Inc. not already owned and the Company became an indirect wholly-owned subsidiary of PNX. On October 31, 2008, after the sale of convertible preferred stock to BMO, we became an indirect, majority-owned subsidiary of PNX. On December 31, 2008, PNX distributed 100% of Virtus common stock to PNX stockholders in a spin-off transaction.

2. Summary of Significant Accounting Policies

The significant accounting policies, which have been consistently applied, are as follows:

Principles of Consolidation and Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Material intercompany accounts and transactions have been eliminated. The Company also evaluates for consolidation any variable interest entities (“VIEs”) in which the Company is the primary beneficiary. A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) the group of holders of the equity investment at risk lack certain characteristics of a controlling financial interest. The primary beneficiary is the entity that has the obligation to absorb a majority of the expected losses or the right to receive the majority of the residual returns. The Company evaluates whether entities in which it has an interest are VIEs and whether the Company is the primary beneficiary of any VIEs identified in its analysis.

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.

Use of Estimates

The preparation of the consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes the estimates used in preparing the consolidated financial statements are reasonable and prudent. Actual results could differ from those estimates.

Segment information

Accounting Standards Codification (“ASC”) 280, Segment Reporting, establishes disclosure requirements relating to operating segments in annual and interim financial statements. Business or operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company operates in one business segment, namely as an asset manager providing investment management and distribution services for individual and institutional clients. The Company’s Chief Executive Officer and Chief Financial Officer are the Company’s chief operating decision makers. Although the Company does make some disclosure regarding assets under management and other asset flows by product, the Company’s determination that it operates in one business segment is based on the fact the same investment and operational resources support multiple products, they have the same regulatory framework and that the Company’s chief operating decision makers review the Company’s financial performance at a consolidated level. All of the products and services provided relate to investment management and are subject to a similar regulatory framework and environment. Investment organizations within the Company are generally not aligned with specific product lines. Investment professionals may manage both retail and institutional products.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and highly liquid money market mutual fund investments.

Marketable Securities

Marketable securities consist of investments in the Company’s sponsored mutual funds and other publicly traded securities which are carried at fair value in accordance with ASC 320, Investments—Debt and Equity Securities. Marketable securities transactions are recorded on a trade date basis. Mutual fund investments held by the Company’s broker-dealer subsidiary are classified as assets held for trading purposes. The Company provides the initial capital to funds or separately managed account strategies for the purpose of creating track records. For the year ended December 31, 2011, the Company recognized a realized loss less than $(0.1) million. For the years ended December 31, 2010 and 2009, the Company recognized realized gains and (losses) of $0.3 million and $(1.5) million, respectively. Other mutual fund investments held by the Company are considered to be available-for-sale, with any unrealized appreciation or depreciation, net of income taxes, reported as a component of accumulated other comprehensive income in stockholders’ equity. Marketable securities are marked to market based on the respective publicly quoted net asset values of the funds or market prices of the equity securities or bonds.

On a quarterly basis, the Company conducts reviews to assess whether other-than-temporary impairment exists on its available-for-sale marketable securities. Other-than-temporary declines in value may exist when the fair value of a marketable security has been below the carrying value for an extended period of time. If an other-than-temporary decline in value is determined to exist, the unrealized investment loss, net of tax is recognized in the consolidated statements of operations in the period in which the other-than-temporary decline in value occurs, as well as an accompanying permanent adjustment to accumulated other comprehensive income.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

Deferred Commissions

Deferred commissions, which are included in long term investments and other assets, are commissions paid to broker-dealers on sales of mutual fund shares. Deferred commissions are recovered by the receipt of monthly asset-based distributor fees from the mutual funds or contingent deferred sales charges received upon redemption of shares within one to five years, depending on the fund share class. The deferred costs resulting from the sale of shares are amortized on a straight-line basis over a one to five-year period, depending on the fund share class, or until the underlying shares are redeemed. Deferred commissions are periodically assessed for impairment and additional amortization expense is recorded, as appropriate.

Furniture, Equipment and Leasehold Improvements, Net

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

Leases

The Company currently leases office space and equipment under various leasing arrangements. Leases are classified as either capital leases or operating leases, as appropriate. Most lease agreements are classified as operating leases and contain renewal options, rent escalation clauses or other inducements provided by the lessor. Rent expense under noncancelable operating leases with scheduled rent increases or rent holidays is accounted for on a straight-line basis over the lease term, beginning on the date of initial possession or the effective date of the lease agreement. The amount of the excess of straight-line rent expense over scheduled payments is recorded as a deferred liability. Build-out allowances and other such lease incentives are recorded as deferred credits, and are amortized on a straight-line basis as a reduction of rent expense beginning in the period they are deemed to be earned, which generally coincides with the effective date of the lease.

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

Goodwill represents the excess of the purchase price of acquisitions and mergers over the identified net assets and liabilities acquired. In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not being amortized. A single reporting unit has been identified for the purpose of assessing potential future impairments of goodwill. An impairment analysis of goodwill is performed annually or more frequently, if warranted by events or changes in circumstances affecting the Company’s business. In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08,

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

Testing Goodwill for Impairment (the revised standard) which amends the rules for testing goodwill for impairment. Under the new rules, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. We early adopted ASU 2011-08 for our 2011 annual goodwill impairment test.

Indefinite-lived intangible assets are comprised of acquired, closed-end fund investment advisory contracts. These assets are tested for impairment annually and when events or changes in circumstances indicate the assets might be impaired. Our fiscal 2011 and 2010 annual indefinite-lived intangible assets impairment analyses did not result in any impairment charges.

When we perform a quantitative assessment of intangible assets and goodwill impairment, the determination of the fair value of these assets involves the use of significant estimates and assumptions. These estimates and assumptions include assets under management and revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

Treasury Stock

Treasury stock is accounted for under the cost method and is included as a deduction from equity in the Stockholders' Equity section of the Consolidated Balance Sheets. Upon any subsequent resale, the treasury stock account is reduced by the cost of such stock using the average cost method.

In the fourth quarter of 2010, the Company implemented a share repurchase program allowing for the repurchase of up to 350,000 shares of the Company’s common stock. Under the terms of the program, the Company may repurchase its common stock from time to time in its discretion through open market repurchases and/or privately negotiated transactions, depending on price and prevailing market and business conditions. The program is intended to return capital to shareholders and to generally offset shares issued under equity-based plans. The program may be suspended or terminated at any time and the authorization for the program expires three years from inception. As of December 31, 2011, the Company has repurchased a total of 155,000 common shares for $8.8 million.

Collateralized Debt and Loan Obligations

At December 31, 2011 and 2010, our affiliates Virtus Investment Advisers, Inc. or Newfleet Assset Management, LLC (formerly known as SCM Advisors, LLC) served as the investment advisors for our collateralized loan obligations (“CLOs”) and our collateralized debt obligations (“CDOs”). The CLOs and CDOs, which are investment trusts, had aggregate assets of $1.0 billion, $1.0 billion and $0.9 billion at December 31, 2011, 2010 and 2009, respectively, which were primarily invested in a variety of fixed income securities. The CLOs and CDOs reside in bankruptcy remote, special purpose entities in which the Company provides neither recourse nor guarantees. The Company has determined that it is not the primary beneficiary of these VIEs as defined by ASC 810, Consolidation. Accordingly, the Company’s financial exposure to these CLOs and CDOs is limited only to the investment management fees it earns, which totaled $3.3 million, $4.6 million and $2.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

Revenue Recognition

Investment management fees, distribution and service fees and administration and transfer agent fees are recorded as revenue during the period in which services are performed. Investment management fees, which are accrued monthly, are earned based upon a percentage of assets under management, and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payment. Management fees for structured finance products, such as CLOs and CDOs, that accrue as services are rendered, but are subordinate to other interests and payable only if certain financial criteria of the underlying collateral are met, are recorded as revenue when the structured finance products are in compliance with required financial criteria and collectability is reasonably assured.

Gross investment management fees earned on long-term open-end mutual funds range from 0.35% to 1.50% of average assets under management, depending on the type of fund. Investment management fees earned on closed-end funds range from 0.50% to 1.00% of average assets under management. Investment management fees earned on money market funds range from 0.10% to 0.14% of average assets under management. Investment management fees earned on separately managed accounts and institutional accounts are negotiated and are based primarily on asset size, portfolio complexity and individual needs and range from 0.08% to 1.30%. Investment management fees earned on variable insurance funds range from 0.40% to 0.90% of average assets under management. Investment management fees earned on structured finance products range from 0.08% to 0.45% of the principal outstanding. The Company accounts for investment management fees in accordance with ASC 605, Revenue Recognition, and has recorded its management fees net of fees paid to unaffiliated advisors. Amounts paid to unaffiliated advisors for the years ended December 31, 2011, 2010 and 2009 were $36.4 million, $24.0 million and $19.0 million, respectively.

Distribution and service fees are earned based on a percentage of assets under management and are paid monthly pursuant to the terms of the respective distribution and service fee contracts. Underwriter fees are sales-based charges on sales of certain class A-share mutual funds.

Administration and transfer agent fees consist of fund administration fees, transfer agent fees and fiduciary fees. Fund administration fees are earned based on the average daily assets in the funds. Transfer agent fees are earned based on the average daily assets in the funds. Fiduciary fees are recorded monthly based on the number of 401(k) accounts. The Company utilizes outside service providers to perform some of the functions related to fund administration and transfer agent services. Effective January 1, 2010, a new fund administration agreement was executed with our open-end mutual funds. Under the prior agreement, the fees, which covered all fund administration services, were paid directly to the Company by the funds and were recorded as revenue. A portion of the fees received by the Company were remitted to third-party service providers for services performed on behalf of the funds, and were recorded as a distribution and administration expense. As a result of the agreement, the funds now directly contract for the third-party services and fees paid by the funds directly to the service providers are not reflected as either revenue or expenses of the Company. For the year ended December 31, 2009, $6.2 million of payments to third-party service providers were recorded as revenue and expense of the Company. For the year ended December 31, 2009 transfer agent fees, which were previously reported net of payments to third-party service providers, were $4.3 million.

Other income and fees consist primarily of redemption income on the early redemption of class B, C, and T-share mutual funds and brokerage commissions and fees earned for distribution of nonaffiliated products. Commissions earned (and related expenses) are recorded on a trade date basis and are computed based upon contractual agreements.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

Advertising and Promotion

The Company expenses all advertising and promotion costs as incurred. Advertising and promotional expense was $0.3 million, $0.2 million and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, and are classified in other operating expense in the Consolidated Statements of Operations.

Stock-based Compensation

The Company accounts for stock-based compensation expense in accordance with ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for share-based awards based on the estimated fair value on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to dividend yield, volatility, an appropriate risk-free interest rate and the expected life of the option.

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

Income Taxes

Significant judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. Our methodology for determining the realizability of deferred tax assets involves estimates of future taxable income from our operations and consideration of available tax planning strategies and actions that would be implemented by us, if necessary, as well as the expiration dates and amounts of carryforwards related to net operating losses and capital losses. These estimates are projected through the life of the related deferred tax assets based on assumptions that we believe to be reasonable and consistent with demonstrated operating results. The projection also includes consideration of the reversal of deferred tax liabilities that are in the same period and jurisdiction and are of the same character as the temporary differences that gave rise to the deferred tax assets. Changes in future operating results not currently forecasted may have a significant impact on the realization of deferred tax assets. During 2011, the Company determined that historical operating results and future projections gave rise to sufficient positive evidence to conclude that it is more likely than not that a substantial portion of its deferred tax assets are realizable.

Uncertain tax positions taken by the Company are accounted for under ASC 740, Income Taxes, which may require certain benefits taken on a tax return to not be recognized in the financial statements when there are the potential for certain tax positions to be successfully challenged by the taxing authorities.

Comprehensive Income

The Company reports all changes in comprehensive income in the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income. Comprehensive income includes net income (loss) attributable to common shareholders and unrealized gains and losses on investments classified as available-for-sale (net of tax).

Earnings Per Share

Earnings per share (“EPS”) is calculated in accordance with ASC 260, Earnings per Share. Net income per common share reflects application of the two-class method. Basic EPS excludes dilution for potential common

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The Company’s Series B shareholders are currently entitled to participate in any dividends paid on shares of our common stock on a pro rata basis with the holders of our common stock. Under the two-class method, during periods of net income, participating securities are allocated a proportional share of net income. During periods of net loss, no effect is given to participating securities since they do not share in the losses of the Company. Participating securities have the effect of diluting both basic and diluted EPS during periods of net income.

Fair Value Measurements and Fair Value of Financial Instruments

The FASB defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. ASC 820, Fair Value Measurements and Disclosures establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation hierarchy contains three levels as follows:

Level 1—Quoted prices for identical instruments in active markets. Level 1 assets and liabilities may include debt securities and equity securities that are traded in an active exchange market.

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 inputs may include observable market data such as closing market prices provided by independent pricing services after considering factors such as the yields or prices of comparable investments of comparable quality, coupon, maturity, call rights and other potential prepayments, terms and type, reported transactions, indications as to values from dealers and general market conditions. In addition, pricing services may determine the fair value of equity securities traded principally in foreign markets when it has been determined that there has been a significant trend in the U.S. equity markets or in index futures trading. Level 2 assets and liabilities may include debt and equity securities, purchased loans and over-the-counter derivative contracts whose fair value is determined using a pricing model without significant unobservable market data inputs.

Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable in active exchange markets.

At December 31, 2011, all of the Company’s recurring fair value measurements, which consist solely of mutual funds and marketable securities, represent Level 1 fair value measurements, which as defined in ASC 820, Fair Value Measurements and Disclosures, are quoted prices in active markets for identical assets or liabilities.

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments. The estimated fair value of long-term debt at December 31, 2011, which has a variable interest rate, approximates its carrying value. Marketable securities are reflected in the financial statements at fair value based upon publicly quoted market prices.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, and the International Accounting Standards Board issued International Financial Reporting Standard (“IFRS”) 13, Fair Value Measurement (together, the new guidance). The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The new guidance changes some fair value measurement principles and disclosure requirements. The Company is required to adopt the amendments in this ASU prospectively in the quarter ending March 31, 2012. Early adoption is prohibited under this ASU. Adoption of this ASU is not expected to have an impact on the Company’s financial position or results of operations.

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

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (the revised standard) which provides entities with the option of performing a qualitative assessment to determine whether further impairment testing is necessary. The revised standard allows an entity to choose to perform the qualitative assessment on none, some, or all of its reporting units. The Company is required to adopt this ASU for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted if an entity has not yet issued its financial statements for the period that includes its annual test date. The Company has early adopted and applied this standard as of December 31, 2011.

3. Goodwill and Intangible Assets

Intangible assets are summarized as follows:

	December 31,
	2011	2010
($ in thousands)
Definite-lived intangible assets:
Investment contracts	$269,489	$271,568
Accumulated amortization	(249,809)	(248,081)

Definite-lived intangible assets, net	19,680	23,487

Indefinite-lived intangible assets	32,416	29,490

Total intangible assets, net	$52,096	$52,977

Virtus Total Return Fund

On December 9, 2011, the Company acquired the rights to advise the former DCA Total Return Fund from Dividend Capital Investments LLC (“DCI”). Upon adoption, the fund was renamed to the Virtus Total Return Fund (NYSE:DCA). The estimated fair value of the acquired contract of $2.9 million was recorded as an indefinite-lived intangible asset in the Company’s Consolidated Balance Sheet as of the adoption date. The

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

transaction was accounted for as an asset purchase and accordingly, transaction costs of $0.1 million were capitalized as of the adoption date.

Variable Insurance Funds

On November 5, 2010, the Company acquired the rights to advise and distribute the former Phoenix Edge Series Funds (excluding certain of the funds to be merged into a third-party variable insurance trust) from Phoenix Variable Advisors, Inc. (“PVA”). Under the terms of the agreement, during the three years following the closing, the Company is required to make quarterly payments to PVA based upon fixed percentages of the average assets under management. The estimated fair value of the acquired contracts of $2.1 million and a corresponding contingent liability were recorded in the Company’s Consolidated Balance Sheets as of the adoption date. The transaction was accounted for as an asset purchase and accordingly, transaction costs of $0.6 million were capitalized as of the adoption date. The acquired contracts and related costs are being amortized on a straight-line basis over the estimated useful life of sixteen years.

Activity in intangible assets and goodwill is as follows:

	Years Ended December 31,
	2011	2010	2009
($ in thousands)
Intangible assets
Balance, beginning of period	$52,977	$54,844	$60,985
Purchases	3,068	3,055	930
Amortization	(3,949)	(4,922)	(7,071)

Balance, end of period	$52,096	$52,977	$54,844

Goodwill
Balance, beginning of period	$4,795	$4,795	$4,795

Balance, end of period	$4,795	$4,795	$4,795

Definite-lived intangible asset amortization for the next five years is estimated as follows: 2012—$3.8 million, 2013—$3.8 million, 2014—$3.7 million, 2015—$3.1 million, 2016—$2.2 million and thereafter—$3.0 million. At December 31, 2011, the weighted average estimated remaining amortization period for definite-lived investment contracts is 6.5 years.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

4. Marketable Securities

The Company’s marketable securities consist of both trading (including securities held by a broker-dealer affiliate) and available-for-sale securities. The composition of the Company’s marketable securities is summarized as follows:

December 31, 2011
	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored mutual funds and variable insurance funds	9,195	(1,263)	1,048	8,980
Equity securities	3,434	(3)	115	3,546
Available-for-sale:
Sponsored closed-end funds	2,240	(38)	267	2,469

Total marketable securities	$14,869	$(1,304)	$1,430	$14,995

December 31, 2010
	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored mutual funds	$8,368	$(1,169)	$1,158	$8,357
Available-for-sale:
Sponsored closed-end funds	1,981	(68)	3	1,916

Total marketable securities	$10,349	$(1,237)	$1,161	$10,273

At December 31, 2011 and 2010, all of the Company’s financial instruments that are measured at fair value, which consist solely of mutual funds and marketable securities, utilize a Level 1 valuation technique which, as defined in ASC 820, is quoted prices in active markets for identical assets or liabilities.

5. Furniture, Equipment and Leasehold Improvements

Furniture, equipment, and leasehold improvements are summarized as follows:

	December 31,
	2011	2010
($ in thousands)
Furniture and office equipment	$3,157	$7,673
Computer equipment and software	4,906	4,869
Leasehold improvements	5,076	5,618

	13,139	18,160
Accumulated depreciation and amortization	(7,686)	(11,603)

Furniture, equipment and leasehold improvements, net	$5,453	$6,557

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

6. Long-Term Investments and Other Assets

Long-term investments and other assets include deferred commissions, equity method investments, deferred compensation plan assets and security deposits. A summary of the significant items included in this caption is as follows:

Deferred Commissions

Deferred commissions are commissions paid to broker-dealers on sales of mutual fund shares. Deferred commissions are recovered by the receipt of monthly asset-based distributor fees from the mutual funds or contingent deferred sales charges received upon redemption of shares within one to five years, depending on the fund share class. The deferred costs resulting from the sale of shares are amortized on a straight-line basis over a one to five-year period, depending on the fund share class, or until the underlying shares are redeemed. Deferred commissions were $5.7 million and $3.2 million at December 31, 2011 and 2010, respectively.

Inverness Partnerships

At December 31, 2011 and 2010, the Company had a 23.3% interest in Inverness/Phoenix Capital LLC (“IPC”). IPC is a joint venture with Inverness Management LLC, an unrelated third-party. IPC acts as a general partner to a private equity limited partnership, Inverness /Phoenix Partners LP (“IPP”), in which the Company also owns an interest. IPP is approaching the end of its contractual life and will be dissolved after the disposition of its single remaining portfolio investment. IPC and IPP are accounted for using the equity method. The Company’s share of the earnings of unconsolidated investments is included in other income in the Consolidated Statements of Operations.

At December 31, 2011 and 2010, the Company’s investment in IPP was $0.5 million and $0.3 million, respectively. At December 31, 2010, the Company had a liability of $1.2 million recorded in other accrued liabilities in the Company’s Consolidated Balance Sheets to reflect a negative capital balance associated with the Company’s general partnership interest in IPC as the Company may be required to refund distributions previously received, depending on the future performance of the remaining investment held in IPP. On April 29, 2011 the Company satisfied its obligation under the partnership agreement to refund previously received distributions and accordingly, no liability is recorded at December 31, 2011.

Deferred Compensation

The Company has a non-qualified retirement plan (the “Excess Incentive Plan”) that allows certain employees to voluntarily defer compensation. Under the Excess Incentive Plan, participants elect to defer a portion of their compensation which the Company then contributes into a trust. Each participant is responsible for designating investment options for assets they contribute and the ultimate distribution paid to each participant reflects any gains or losses on the assets realized while in the trust. The Company holds Excess Incentive Plan assets in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. Assets held in trust, included in long-term investments and other assets and the associated obligation to participants, included in lease obligations and other long-term liabilities in the Company’s Consolidated Balance Sheets, were $2.8 million and $2.3 million at December 31, 2011 and 2010, respectively. Assets held in trust consist of mutual funds and are recorded at fair value, utilizing Level 1 valuation techniques.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

7. Income Taxes

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2011	2010	2009
($ in thousands)
Current
Federal	$—	$—	$—
State	49	467	81

Total current tax expense	49	467	81

Deferred
Federal	(104,227)	(172)	—
State	(28,250)	218	40

Total deferred tax expense (benefit)	(132,477)	46	40

Total expense (benefit) for income taxes	$(132,428)	$513	$121

The following presents a reconciliation of the provision (benefit) for income taxes computed at the federal statutory rate to the provision (benefit) for income taxes recognized in the Consolidated Statements of Operations for the periods indicated:

	Years Ended December 31,
	2011		2010		2009
($ in thousands)
Tax at statutory rate	$4,547	35%	$3,554	35%	$(2,227)	(35)%
State taxes, net of federal benefit	6,222	48%	442	4%	70	1%
Affiliated stock loss	3,283	25%	(72,397)	(713)%	—	—%
Adjustments to tax accruals	—	—%	—	—%	1,313	21%
Contingency reserve	27,911	215%	—	—%	—	—%
Change in valuation allowance	(174,527)	(1,343)%	69,109	681%	836	13%
Other, net	136	1%	(195)	(2)%	129	2%

Income tax expense (benefit)	$(132,428)	(1,019)%	$513	5%	$121	2%

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

Deferred taxes resulted from temporary differences between the amounts reported in the consolidated financial statements and the tax basis of assets and liabilities. The tax effects of temporary differences are as follows:

	December 31,
	2011	2010
($ in thousands)
Deferred tax assets:
Intangible assets	$65,380	$68,449
Net operating losses	63,886	16,506
Capital loss carryforward	1,760	94,353
Other	9,139	3,660

Gross deferred tax assets	140,165	182,968
Valuation allowance	(3,336)	(177,863)

Gross deferred tax assets after valuation allowance	136,829	5,105

Deferred tax liabilities:
Intangible assets	(12,131)	(12,827)
Other investments	(1,006)	(1,063)

Gross deferred tax liabilities	(13,137)	(13,890)

Deferred tax assets (liability), net	$123,692	$(8,785)

In prior reporting periods, the Company maintained a valuation allowance on substantially all of its net deferred tax assets since the likelihood of realization of those assets were less than more likely than not. At each reporting date, the Company evaluates the positive and negative evidence used to determine the likelihood of realization of all its deferred tax assets. During 2011, the Company determined that historical operating results and future projections gave rise to sufficient positive evidence to conclude that it is more likely than not that a substantial portion of its deferred tax assets are realizable. As a result, the Company released valuation allowance of $174.5 million during the fourth quarter of fiscal year 2011. The Company maintained a valuation allowance in the amount of $3.3 million at December 31, 2011 relating to deferred tax assets on items of a capital nature as well as certain state deferred tax assets where the Company determined that at the current level of projected taxable income the realization of such assets prior to statutory expiration continued to be less than more likely than not.

During the year ended December 31, 2009, due to known changes in the Company’s stockholder base, management conducted a study to evaluate whether a change of control had occurred as defined under Internal Revenue Code Section 382 (“Section 382”). Section 382 imposes limits on the amount of annual net operating losses and realized built in losses that can be used to offset taxable income in certain situations where a taxable entity experiences a greater than 50% change in ownership. Management concluded that a change of control occurred as of December 31, 2009. Based on the Company’s filing position in 2010, the Section 382 limitations did not result in the loss or limitation in the availability of the use of pre-change federal net operating loss carryovers; however, the change in control did result in a reduction in the amount of intangible asset and realized built in loss amortization that the Company can deduct in computing future federal taxable income.

In 2011, the Internal Revenue Service (“IRS”) issued a favorable private letter ruling (“PLR”) to the Company concerning the treatment of a loss related to the dissolution of an inactive subsidiary. As a result of the PLR, the Company recharacterized the $93.0 million of deferred tax assets previously reported in 2010 as capital

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

in character to $89.0 million in deferred tax assets relating to net operating losses and intangible assets, with $4.0 million being rendered not utilizable due to Internal Revenue Code Section 382 limitations. In connection with this, the Company derecognized approximately $32.0 million of previously recorded gross deferred tax assets and related offsetting valuation allowance to account for uncertainties related to the loss.

The PLR relies on certain facts, assumptions and representations from management regarding the past conduct of the Company’s businesses and other matters. If any of these facts, assumptions or representations about the existence of a deductible loss are successfully challenged by the IRS, the Company could be subject to significant tax liabilities to the extent the reported loss represented a reduction to the Company's tax liability in any given year. Notwithstanding the PLR, the IRS could also recharacterize the ordinary loss as a capital loss should it successfully challenge the validity of the facts, assumptions, or representations made as part of the PLR request.

As of December 31, 2011, the Company had deferred tax assets of $52.8 and $0.4 million related to net operating losses and capital losses, respectively, for federal income tax purposes. The related federal net operating loss carryovers are scheduled to begin to expire in the year 2019. The related federal capital loss carryovers are scheduled to begin to expire beginning in year 2014. As of December 31, 2011, the Company had deferred tax assets of $11.0 million and $1.4 million related to net operating losses and capital losses, respectively, for state income tax purposes. The related state net operating loss carryovers are scheduled to begin to expire in the year 2013. The related state capital loss carryovers are scheduled to begin to expire in the year 2011.

The Company recorded a valuation allowance of $3.3 million and $177.9 million at December 31, 2011 and 2010, respectively, with respect to certain temporary differences because management believes it is more likely than not that the Company will not realize the deferred tax assets associated with those basis differences.

Activity in unrecognized tax benefits is as follows:

	Years Ended December 31,
	2011	2010	2009
($ in thousands)
Balance, beginning of year	$—	$—	$—
Decrease related to tax positions taken in prior years	—	—	—
Increase related to positions taken in the current year	34,139	—	—

Balance, end of year	$34,139	$—	$—

The Company’s policy is to record interest and penalties related to income taxes as a component of income tax expense. The Company recorded no interest or penalties related to uncertain tax positions at December 31, 2011, 2010 and 2009. If recognized, $32.0 million of unrecognized tax benefits would impact the effective tax rate. Based upon the timing and status of its current examinations by taxing authorities, the Company does not believe that it is reasonably possible that any changes to the balance of unrecognized tax benefits occurring within the next 12 months will result in a significant change to the results of operations, financial condition or liquidity. In addition, the Company does not anticipate that there will be additional payments made or refunds received within the next 12 months with respect to the years under audit.

The earliest federal tax year open for examination is 2008. The earliest open years in the Company’s major state tax jurisdictions are 1998 and 2005 for Connecticut and New York, respectively. The Company does not believe that any adjustment from any open tax year will result in a material change in the Company’s financial position.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

8. Long-Term Debt

Credit Facility

The Company has a senior secured revolving credit facility (“Credit Facility”), as amended through October 27, 2011, that matures in September 2013. The Credit Facility provides borrowing capacity of up to $30.0 million, with a $2.0 million sub-limit for the issuance of standby letters of credit. Borrowings under the Credit Facility may not at any time exceed a minimum asset coverage ratio of 1.25, which in general represents the sum of the Company’s cash, marketable securities and investment management fee receivables, excluding certain specified assets, to total outstanding indebtedness (including outstanding letters of credit). The Credit Facility is secured by substantially all of the assets of the Company. At December 31, 2011 and 2010, $15.0 million was outstanding under the Credit Facility. As of December 31, 2011, the Company had the capacity to draw on the remaining amount of the Credit Facility.

Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at the Company’s option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate (as defined in the Credit Facility agreement), plus, in each case, an applicable margin, effective August 2, 2010, that ranges from 1.25% to 3.00%. At December 31, 2011, the interest rate in effect for the Credit Facility was 2.625%, exclusive of the amortization of deferred financing costs. Under the terms of the Credit Facility, the Company is also required to pay certain fees, including an annual commitment fee of 0.50% on undrawn amounts and a letter of credit participation fee at an annual rate equal to the applicable margin as well as any applicable fronting fees, each of which is payable quarterly in arrears.

The Credit Facility contains customary restrictive covenants, including covenants that restrict (subject in certain instances to minimum thresholds or exceptions) the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create liens, merge or make acquisitions, dispose of assets, enter into leases, sale/leasebacks or acquisitions of capital stock, and make distributions, dividends, loans, guarantees, investments or capital expenditures, among other things. The payment of dividends may not exceed 75.0% of free cash flow (as defined in the Credit Facility agreement) for any quarter and are also restricted from being declared and paid if a default or event of default exists. On October 27, 2011, the Company amended the Credit Facility to exclude closed end fund structuring costs from the definition of free cash flow and to allow during the period from October 1, 2011 to December 31, 2011 one or more restricted additional payments in an aggregate amount not in excess of $3.0 million. In addition, the Credit Facility contains certain financial covenants, the most restrictive of which include, effective August 2, 2010: (i) minimum required consolidated net worth as of any fiscal quarter end (total stockholders’ equity plus the liquidation preference of outstanding convertible preferred shares) to be at least $65.0 million, plus adjustments for net income, redemptions of convertible securities and equity issuances, if any, after September 1, 2009, (ii) minimum consolidated assets under management (excluding money market funds) of $15.0 billion as of each quarter end through March 31, 2012 and $18.0 billion as of any quarter end thereafter, (iii) minimum liquid assets having a fair value not less than $7.5 million, (iv) a minimum interest coverage ratio (generally, adjusted EBITDA to interest expense as defined in and for the period specified in the Credit Facility agreement) of at least 3.00:1, and (v) a leverage ratio (generally, total indebtedness as of any date to adjusted EBITDA as defined in and for the period specified in the Credit Facility agreement) of no greater than 2.75:1. For purposes of the Credit Facility, adjusted EBITDA generally means, for any period, net income of the Company before interest expense, income taxes, depreciation and amortization expense, and excluding non-cash stock-based compensation, unrealized mark-to-market gains and losses, certain severance, and certain non-cash non-recurring gains and losses as described in and specified under the Credit Facility agreement. At December 31, 2011, the Company was in compliance with all financial covenants.

The Credit Facility agreement also contains customary provisions regarding events of default which could result in an acceleration of amounts due under the facility, including failure to pay principal or interest when due,

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Variable Insurance Funds

On November 5, 2010, the Company acquired the rights to advise and distribute the former Phoenix Edge Series Funds (excluding certain of the funds to be merged into a third-party variable insurance trust) from Phoenix Variable Advisors, Inc. (“PVA”). Under the terms of the agreement, during the three years following the closing, the Company is required to make quarterly payments to PVA based upon fixed percentages of the average assets under management. The estimated fair value of the contingent liability was recorded in other accrued liabilities and other long-term liabilities in the Company’s Consolidated Balance Sheets as of the adoption date.

Insight Funds

The Company acquired the rights to advise, distribute and administer the Insight Funds from Harris Investment Management, Inc. (“Harris”), a subsidiary of BMO, in May 2006 for $4.1 million plus $1.3 million of transaction costs. As discussed further in Note 12, Harris is a related party of the Company. Under the terms of the agreement, for the first four years after becoming the advisor of the Insight Funds, the Company agreed to pay Harris 50.0% of the net profit earned by the Company on the money market funds acquired from Harris. The Company made cumulative annual payments to Harris related to this agreement totaling $4.0 million through the year ended December 31, 2010. The final annual payment of $0.8 million, for the measurement period ended in May 2010, was made on August 18, 2010. The initial purchase price and these additional money market

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

payments have been allocated to identified intangible assets and are being amortized over periods ranging from one to five years. Harris continues to manage the majority of the Insight Funds as sub-advisor.

Additionally, the Company entered into a strategic partnership agreement with Harris, whereby Harris would be available to the Company as a sub-advisor for non-Harris funds. Harris was subsequently appointed a sub-advisor to certain funds. The agreement includes a provision that requires the Company to pay on the fifth anniversary of the closing date an amount equal to the lesser of (i) $20.0 million, less certain cash flows paid to Harris from the closing date to the fifth anniversary of the closing date or (ii) $35.0 million, adjusted by a factor representing the percentage of average assets that are sourced by Harris after five years. As of December 31, 2011, there was no contingent liability under this agreement.

Other Matters

The Company indirectly guarantees the activities of its broker-dealer subsidiary. In addition, in the ordinary course of business the Company may enter into contracts with third-parties pursuant to which the third-parties provide services on the Company’s behalf or the Company provides services on behalf of the third-parties. In certain circumstances, the Company may agree to indemnify the third-party service provider. The terms of indemnification may vary from contract to contract and the amount of indemnification liability, if any, cannot be determined. The Company made no payments to third-parties in 2011, 2010 or 2009 and has recorded no liabilities with regard to commitments as of December 31, 2011. The Company believes that any risk of loss for direct or indirect guarantees is not probable and would not have a material impact on the Company’s operating results or financial position.

Lease Commitments

The Company incurred rental expenses, primarily related to office space, on operating leases of $2.4 million, $2.5 million and $2.8 million in 2011, 2010 and 2009, respectively, and received income from subleases of $0.1 million, $0.3 million and $0.3 million in 2011, 2010 and 2009, respectively. Minimum aggregate rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2011 are as follows: $2.0 million in 2012; $2.2 million in 2013; $1.9 million in 2014; $2.0 million in 2015; $1.4 million in 2016; and $4.1 million thereafter.

10. Capital and Reserve Requirement Information

As a broker-dealer registered with the SEC, our subsidiary VP Distributors, LLC (“VPD”) is subject to certain rules regarding minimum net capital. VPD operates pursuant to Rule 15c3-1, paragraph (a) of the Securities Exchange Act of 1934 and, accordingly, is required to maintain a ratio of “aggregate indebtedness” to “net capital” (as those items are defined in the rule) which may not exceed 15.0 to 1.0.

Aggregate indebtedness, net capital, and the resultant ratio for VPD were as follows:

	December 31,
	2011	2010	2009
($ in thousands)
Aggregate indebtedness	$17,527	$19,315	$13,142
Net capital	10,874	4,812	5,802
Ratio of aggregate indebtedness to net capital	1.6 to 1	4.0 to 1	2.3 to 1

VPD’s minimum required net capital at December 31, 2011 and 2010 based on its aggregate indebtedness on those dates was $1.2 million and $1.3 million, respectively.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

The operations of VPD do not include the physical handling of securities or the maintenance of open customer accounts. Accordingly, VPD is exempt from the reserve provisions of Rule 15c3-3 under the exemption allowed by paragraph (k)(2)(i) of such rule.

11. Restructuring and Severance

During 2008, the Company consolidated certain overlapping investment strategies and closed two locations, resulting in employee headcount reductions and lease abandonments. Lease losses associated with various abandoned office space have been recognized representing the Company’s best estimate of the present value of the amount owed under the leases reduced by sub-lease income. The activity in the accrued restructuring liability related to the 2008 restructuring activities for the year ended December 31, 2011, 2010 and 2009 is summarized as follows:

	2011	2010	2009
($ in thousands)
Beginning unpaid balance	$260	$1,095	$1,835
Restructuring expense related to lease abandonment	—	—	—
Costs paid	(260)	(835)	(740)

Ending unpaid balance	$—	$260	$1,095

In fourth quarter of 2011, the Company recorded restructuring and severance charges of $1.3 million related to headcount reduction and portfolio management consolidation activities at one of our affiliates. The charges comprised of $1.0 million in severance and outplacement costs and $0.3 million in expenses related to the write off of reimbursable product launch costs. In addition, the Company incurred $0.7 million of severance and outplacement costs related to other headcount reduction activities. These one-time restructuring and severance charges have been included within restructuring and severance expenses in the accompanying Consolidated Statements of Operations. As of December 31, 2011, the remaining liability related to severance and outplacement costs totaled $1.1 million. These costs are expected to be paid or settled by March 31, 2012.

12. Related Party Transactions

BMO Related Party Transactions

Effective as of December 31, 2008, BMO owned 100% of the Company’s outstanding shares of Series B. In May 2006, the Company acquired the rights to advise, distribute and administer the Insight Funds from Harris, a subsidiary of BMO, as further discussed in Note 9. Harris and BMO are related parties of the Company.

Sub-advisory investment management fees, pursuant to its strategic partnership agreement with Harris, which are netted against investment management fees in the Company’s Consolidated Statements of Operations, and distribution and administration fee expenses paid or payable to Harris, are summarized as follows:

	Years Ended December 31,
	2011	2010	2009
($ in thousands)
Sub-advisory investment management fees	$2,919	$4,039	$5,791
Distribution and administration expenses	124	583	2,997

Total fees and expenses related to Harris	$3,043	$4,622	$8,788

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2011 and 2010, $0.2 million and $0.5 million were payable to Harris and its affiliates related to sub-advisory investment management fees and distribution fees in accordance with the above agreement. At December 31, 2009, $0.4 million was payable to Harris and its affiliates related to the money market earn-out obligation in accordance with the above agreement. The final annual money market earnout payment of $0.8 million, for the measurement period ended in May 2010, was made on August 18, 2010.

13. Series B Convertible Preferred Stock

On October 31, 2008 and December 31, 2008, the former parent company of the Company sold a total of 45,000 shares of Series B for net proceeds of $35.0 million. BMO, a related party as discussed further in Note 12, owned 100% of the outstanding Series B. On August 2, 2010, the Company issued notice to exercise its call option to redeem 9,783 shares of the Series B and BMO elected to convert the 9,783 shares of Series B, including dividends that had been accrued but not yet declared, into 378,446 shares of common stock. The conversion of the 9,783 shares of Series B preferred shares was effected on August 6, 2010. Accrued and undeclared preferred stock dividends on the converted shares for the period July 1, 2010 through the conversion date were settled on the conversion date through the issuance of 3,621 shares of the Company’s common stock.

As of December 31, 2011, 35,217 shares of our Series B, $1,000 stated value per share, were outstanding. The Series B was entitled to one vote for each share of our common stock into which the Series B was then convertible on all matters to be voted on by our shareholders, other than the election of directors; provided that the Series B is entitled to vote as a separate class to elect a Series B director (and pursuant to the Investment Agreement with BMO, so long as BMO continued to own beneficially not less than 10.0% of our common stock, BMO was entitled to nominate another director for election by our common shareholders). On October 27, 2011, the Company entered into an agreement with BMO to convert all 35,217 outstanding shares of Series B into 1,349,300 shares of common stock, at the original conversion rate. In connection with this agreement, the Company made a dividend payment of $8.1 million, representing accrued dividends of $0.9 million plus the net present value of dividend payments through October 31, 2014, the earliest date that the Company could have called for BMO to redeem or convert, at BMO’s discretion, all of its preferred shares. As of October 31, 2011, the Series B was no longer entitled to receive preferred dividends. Additionally, the Series B preferred shareholders lost the right to elect a Series B director to the Company’s board of directors. As a result, the current Series B director resigned from the Company’s board of directors effective October 31, 2011. Upon conversion, BMO has agreed that to the extent its holdings of common stock exceed 24.0% of the outstanding common stock solely by reason of the repurchase or redemption of common stock by the Company, the excess shares will be subject to an irrevocable proxy in favor of the Company to be voted in the same proportion as the votes cast by all shareholders other than BMO. The conversion was subject to regulatory approval. On January 6, 2012, 35,217 shares of the Series B converted to 1,349,300 shares of common stock related to the agreement entered into on October 27, 2011 between the Company and BMO, the holders of all of the outstanding Series B shares. As a result of the conversion, all of the preferred shares have been retired.

Liquidation Preference

Upon a liquidation of the Company, and after satisfaction of creditors and before any distribution is made to holders of any junior stock, holders of Series B were entitled until conversion to receive a per share amount equal to the greater of (i) the stated value then in effect, or (ii) the amount the holder of Series B was entitled to receive if their Series B was converted into Company common stock at the conversion rate then in effect immediately prior to such liquidation through the date of liquidation (the greater of (i) and (ii) is called the “liquidation preference”). As of January 6, 2012, there are no shares of Series B outstanding.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

14. Retirement Savings Plan

The Company sponsors a defined contribution 401(k) retirement plan (the “401(k) Plan”) covering all employees who meet certain age and service requirements. Employees may contribute a percentage of their eligible compensation into the 401(k) Plan, subject to certain limitations imposed by the Internal Revenue Code (the “Code”). The Company matches employees’ contributions at a rate of 100% of employees’ contributions up to the first 3.0% and 50.0% of the next 2.0% of the employees’ compensation contributed to the 401(k) Plan. The Company’s matching contributions were $1.6 million, $1.1 million and $1.1 million in 2011, 2010 and 2009, respectively.

15. Stock-Based Compensation

The Company has an Omnibus Incentive and Equity Plan (the “Plan”) under which officers, employees, directors and consultants may be granted equity-based awards, including RSUs, stock options and unrestricted shares of common stock. At December 31, 2011, 1,800,000 shares of common stock were authorized for issuance under the Plan, of which 633,352 remain available for grant. Each RSU entitles the holder to one share of Virtus common stock when the restriction expires. RSUs generally have a term of one to three years and may be either time-vested or performance-contingent. Stock options generally vest over three years and have a contractual life of ten years. Stock options are granted with an exercise price equal to the fair market value of the shares at the date of grant. The fair value of each RSU is estimated using the intrinsic value method which is based on the fair market value price on the date of grant. Shares that are issued upon exercise of employee stock options and vesting of RSUs are newly issued shares and not issued from treasury stock. Prior to the spin-off, there were no Virtus RSUs or stock options outstanding. Upon the spin-off, all outstanding PNX stock options and RSUs held by Virtus employees were converted to Virtus stock options and RSUs in a manner intended to preserve the relative value of such awards. In total, 114,153 RSUs and 180,923 stock options were issued upon conversion.

The Company estimated the grant-date fair value of stock options granted using the Black-Scholes option valuation model with the following assumptions:

	2011	2010
Expected dividend yield	0.0%	0.0%
Expected volatility	47.2%	54.0%
Risk-free interest rate	2.4% -2.9%	1.9% -3.0%
Expected life	6.5 years	6.5 years

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

Expected life—This is the period of time that the option grants are expected to remain outstanding. The Company calculates the expected life of the options using the “simplified method” as prescribed under the

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

provisions of ASC 718. The simplified method was used because sufficient historical exercise data necessary for the Company to provide a reasonable basis to estimate the expected life does not exist. The Company generally uses the midpoint between the end of the vesting period and the contractual life of the grant to estimate option exercise timing. The simplified method was applied for all options granted during 2010 and 2011.

Stock-based compensation expense is summarized as follows:

	Years Ended December 31,
	2011	2010	2009
($ in thousands)
Stock-based compensation expense	$5,625	$3,894	$3,521

During the year ended December 31, 2011, the Company granted 88,030 performance contingent RSUs. During the year ended December 31, 2011, total stock-based compensation expense includes $1.3 million for these performance contingent RSUs as part of annual and long-term incentive compensation plans. As of December 31, 2011, unamortized stock-based compensation expense for performance contingent RSUs was $3.0 million. No performance contingent awards were granted for the years ended December 31, 2010 and 2009.

As of December 31, 2011, unamortized stock-based compensation expense for outstanding RSUs and stock options was $7.1 million and $0.5 million, respectively, with weighted average remaining amortization periods of 0.9 years and 0.5 years, respectively. The Company did not capitalize any stock-based compensation expenses during the years ended December 31, 2011, 2010 and 2009.

Stock option activity for the year ended December 31, 2011 is summarized as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	386,190	$20.83
Granted	10,454	$55.30
Exercised	(33,357)	$40.35
Forfeited	(10,345)	$13.85

Outstanding at December 31, 2011	352,942	$20.21

Vested and exercisable at December 31, 2011	119,741	$35.54
Options expected to vest at December 31, 2011	222,018	$12.44

The weighted-average grant-date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $27.56, $12.14 and $5.71, respectively. The weighted-average remaining contractual term for options outstanding at December 31, 2011 and December 31, 2010 was 6.4 and 7.0 years, respectively. The weighted-average remaining contractual term for options vested and exercisable at December 31, 2011 was 4.3 years. The weighted-average remaining contractual term for options expected to vest at December 31, 2011 was 7.5 years. At December 31, 2011, the aggregate intrinsic value of options outstanding, options vested and exercisable, and options expected to vest was $19.7 million, $4.8 million, and $14.1 million, respectively. The total grant-date fair value of options vested during the years ended December 31, 2011, 2010 and 2009 was less than $0.1 million, $0.5 million and $0.5 million, respectively. The total intrinsic value of options exercised for the years ended December 31, 2011 and 2010 was $0.9 million and $0.1 million, respectively. No stock options were exercised for the year ended December 31, 2009. Cash received from stock option exercises were $1.3 million and $0.1 million for 2011 and 2010, respectively. No cash was received from stock option exercises in 2009.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

RSU activity for the year ended December 31, 2011 is summarized as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	460,633	$13.39
Granted	178,661	$52.28
Forfeited	(13,609)	$34.52
Settled	(48,981)	$21.83

Outstanding at December 31, 2011	576,704	$24.16

The grant-date intrinsic value of RSUs granted during the year ended December 31, 2011 was $7.8 million. At December 31, 2011, outstanding RSUs have a weighted average remaining contractual life of 0.9 years. The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2011, 2010 and 2009 was $52.28, $20.21 and $9.54 per share, respectively. The total fair value of RSUs vested during the years ended December 31, 2011, 2010 and 2009 was $2.9 million, $1.5 million and $0.1 million, respectively. Cash used for employee withholding tax payments related to net share settlement upon vesting of RSUs were $0.7 million and $0.4 million for the years ended December 31, 2011 and 2010.

Employee Stock Purchase Plan

The Company offers an employee stock purchase plan that allows employees to purchase shares of common stock on the open market at market price through after-tax payroll deductions. The initial transaction fees are paid for by the Company and shares of common stock are purchased on a quarterly basis. The Company does not reserve shares for this plan or discount the purchase price of the shares.

16. Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Years Ended December 31,
	2011	2010	2009
($ in thousands, except per share amounts)
Net Income (Loss)	$145,420	$9,642	$(6,484)
Preferred stockholder dividends	(9,482)	(3,289)	(3,760)
Allocation of earnings to preferred stockholders	(24,260)	(1,144)	—

Net Income (Loss) Attributable to Common Stockholders	$111,678	$5,209	$(10,244)

Shares:
Basic: Weighted-average number of shares outstanding	6,211	6,014	5,812
Plus: Incremental shares from assumed conversion of dilutive instruments	623	423	—

Diluted: Weighted-average number of shares outstanding	6,834	6,437	5,812

Earnings (loss) per share—basic	$17.98	$0.87	$(1.76)
Earnings (loss) per share—diluted	$16.34	$0.81	$(1.76)

For the year ended December 31, 2011, there were no non-participating securities (stock options) excluded from the above computations of weighted-average shares for diluted earnings per share. For the year ended

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, non-participating securities (stock options) representing 150,738 shares of common stock were excluded from the above computations of weighted-average shares for diluted earnings per share due to the antidilutive effect of the securities’ exercise prices as compared to the average market price of the common shares during the period. For the year ended December 31, 2009, non-participating securities (RSUs and stock options), which are summarized in Note 15, were excluded from the above computations of weighted-average shares for diluted loss per share due to the net loss for the period.

17. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash and cash equivalents in bank deposits with financial institutions. Cash deposits at these financial institutions may exceed Federal Deposit Insurance Corporation insurance limits.

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company. The following funds provided 10 percent or more of the total revenue of the Company:

	Years Ended December 31,
	2011	2010	2009
($ in thousands)
Virtus Multi-Sector Short Term Bond Fund
Investment management, administration and transfer agent fees	$24,445	$14,506	*
Percent of total revenue	14%	10%	*
DNP Select Income Fund Inc.
Investment management, administration and transfer agent fees	*	$14,959	$13,787
Percent of total revenue	*	10%	12%

*	Less than 10 percent of total revenue of the Company.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

18. Selected Quarterly Data (Unaudited)

	109,555	109,555	109,555	109,555
	2011
($ in thousands, except share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$56,172	$55,457	$48,902	$44,121
Operating Income (Loss)	8,194	(2,193)	3,459	4,443
Net Income (Loss) Attributable to Common Stockholders	109,555	(3,483)	2,043	2,979
Earnings (Loss) per share—Basic	$17.60	$(0.56)	$0.33	$0.48
Earnings (Loss) per share—Diluted	$16.35	$(0.56)	$0.30	$0.43

	109,555	109,555	109,555	109,555
	2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$40,739	$35,582	$34,788	$33,447
Operating Income	4,450	2,897	1,217	707
Net Income (Loss) Attributable to Common Stockholders	3,071	2,406	(487)	124
Earnings (Loss) per share—Basic	$0.49	$0.39	$(0.08)	$0.02
Earnings (Loss) per share—Diluted	$0.45	$0.37	$(0.08)	$0.02

	2010
	First Quarter As Previously Reported	Adjustment (1)	First Quarter As Revised
Net Income (Loss) Attributable to Common Stockholders	$160	$(36)	$124
Earnings (Loss) per share—Basic and Diluted	$0.03	$(0.01)	$0.02

(1)	Adjustment relates to the hypothetical allocation of earnings to preferred stockholders in the determination of net income attributable to common stockholders as required under the two class method of calculating earnings per share.

In preparing the Company’s Condensed Consolidated Financial Statements for the three months ended September 30, 2010, the Company determined that for the first quarter of 2010 previously reported basic and diluted earnings per share were overstated due to the omission of the hypothetical allocation of earnings to preferred stockholders in the determination of net income attributable to common stockholders as required under the two class method of calculating earnings per common share. Management concluded, based on an analysis of quantitative and qualitative factors that the resulting effect of this overstatement of earnings per share was not material to the reporting period affected and, therefore, amendment of previously filed reports with the Securities and Exchange Commission was not required.