Form 10-Q
period 2012-03-31
VIRTUS INVESTMENT PARTNERS, INC.
filed 2012-05-08
CIK 883237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the registrant’s common stock was 7,787,995 as of April 23, 2012.

VIRTUS INVESTMENT PARTNERS, INC.

“We,” “us,” “our,” the “Company” and “Virtus” as used in this Quarterly Report on Form 10-Q, refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Virtus Investment Partners, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2012	2011
($ in thousands, except share data)
Assets
Current Assets
Cash and cash equivalents	$32,821	$45,267
Trading securities, at fair value	13,777	12,526
Available-for-sale securities, at fair value	2,509	2,469
Accounts receivable, net	31,468	27,089
Deferred taxes, net	1,593	1,593
Prepaid expenses and other assets	4,434	3,651

Total current assets	86,602	92,595
Furniture, equipment, and leasehold improvements, net	7,245	5,453
Intangible assets, net	51,141	52,096
Goodwill	4,795	4,795
Deferred taxes, net	118,634	122,099
Long-term investments ($3,152 and $2,826 at fair value, respectively) and other assets	9,699	9,341

Total assets	$278,116	$286,379

Liabilities and Stockholders’ Equity
Current Liabilities
Accrued compensation and benefits	$13,419	$31,171
Accounts payable	6,139	5,031
Other accrued liabilities	6,267	5,661
Broker-dealer payable	5,027	4,794

Total current liabilities	30,852	46,657
Long-term debt	15,000	15,000
Lease obligations and other long-term liabilities	7,807	6,350

Total liabilities	53,659	68,007

Commitments and Contingencies (Note 12)
Series B redeemable convertible preferred stock (stated at liquidation value), $.01 par value, 45,000 shares authorized, 35,217 shares issued and outstanding, at December 31, 2011	—	35,217

Stockholders’ Equity
Common stock, $.01 par value, 1,000,000,000 shares authorized; 7,759,105 shares issued and 7,604,105 shares outstanding at March 31, 2012 and 6,343,295 shares issued and 6,188,295 shares outstanding at December 31, 2011	77	63
Additional paid-in capital	945,882	909,983
Accumulated deficit	(712,633)	(718,083)
Accumulated other comprehensive loss	(75)	(14)
Treasury stock, at cost, 155,000 shares at March 31, 2012 and December 31, 2011	(8,794)	(8,794)

Total stockholders’ equity	224,457	183,155

Total liabilities and stockholders’ equity	$278,116	$286,379

See Notes to Condensed Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2012	2011
($ in thousands, except per share data)
Revenues
Investment management fees	$41,847	$28,831
Distribution and service fees	12,721	9,738
Administration and transfer agent fees	7,402	5,173
Other income and fees	428	379

Total revenues	62,398	44,121

Operating Expenses
Employment expenses	26,318	19,569
Distribution and administration expenses	18,923	11,077
Other operating expenses	7,893	7,350
Restructuring and severance	—	147
Depreciation and other amortization	323	489
Intangible asset amortization	988	1,046

Total operating expenses	54,445	39,678

Operating Income	7,953	4,443

Other Income (Expense)
Realized and unrealized gain on trading securities	1,224	561
Other expense	—	(215)

Total other income, net	1,224	346

Interest Income (Expense)
Interest expense	(201)	(211)
Interest & dividend income	106	46

Total interest expense, net	(95)	(165)

Income Before Income Taxes	9,082	4,624
Income tax expense	3,632	287

Net Income	5,450	4,337
Preferred stockholder dividends	—	(704)
Allocation of earnings to preferred stockholders	(64)	(654)

Net Income Attributable to Common Stockholders	$5,386	$2,979

Earnings per share - Basic	$0.72	$0.48

Earnings per share - Diluted	$0.68	$0.43

Weighted Average Shares Outstanding - Basic (in thousands)	7,468	6,242

Weighted Average Shares Outstanding - Diluted (in thousands)	7,966	6,913

See Notes to Condensed Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2012	2011
($ in thousands)
Net income	$5,450	$4,337
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale securities, net of tax of $41 for the three months ended March 31, 2012	(61)	26

Other comprehensive income	(61)	26

Comprehensive income	5,389	4,363

Preferred stockholder dividends	—	(704)
Allocation of comprehensive income to preferred stockholders	(63)	(659)

Comprehensive income attributable to common stockholders	$5,326	$3,000

See Notes to Condensed Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2012	2011
($ in thousands)
Cash Flows from Operating Activities:
Net income	$5,450	$4,337
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and other amortization	323	489
Intangible asset amortization	988	1,046
Stock-based compensation	1,633	841
Amortization of deferred commissions	2,820	1,569
Payments of deferred commissions	(2,788)	(2,886)
Equity in earnings of affiliates, net of dividends	—	111
Realized and unrealized gains on trading securities	(1,224)	(561)
Purchase of trading securities, net	(27)	(908)
Deferred income taxes	3,506	—
Changes in operating assets and liabilities:
Accounts receivable	(4,379)	(1,820)
Prepaid expenses and other assets	(847)	(1,021)
Accounts payable and accrued liabilities	(16,760)	(8,535)
Other liabilities	1,880	545

Net cash used in operating activities	(9,425)	(6,793)

Cash Flows from Investing Activities:
Capital expenditures	(1,427)	(213)
Purchase of investment management contracts	—	(141)
Purchase of available-for-sale securities	(142)	(41)

Net cash used in investing activities	(1,569)	(395)

Cash Flows from Financing Activities:
Contingent consideration paid for acquired investment management contracts	(176)	(145)
Preferred stock dividends paid	—	(704)
Repurchase of common shares	—	(2,817)
Proceeds from exercise of stock options	752	394
Taxes paid related to net share settlement of restricted stock units	(2,028)	(485)

Net cash used in financing activities	(1,452)	(3,757)

Net decrease in cash and cash equivalents	(12,446)	(10,945)
Cash and cash equivalents, beginning of period	45,267	43,948

Cash and Cash Equivalents, end of period	$32,821	$33,003

Non-Cash Investing Activities:
Accrual for capital expenditures	$688	$—
Non-Cash Financing Activities:
Preferred stock conversion	$35,217	$—

See Notes to Condensed Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Business

Virtus Investment Partners, Inc. (the “Company,” “we,” “us,” “our” or “Virtus”), a Delaware corporation, operates in the investment management industry through its wholly-owned subsidiaries. A subsidiary of the Bank of Montreal (“BMO”), owned 100% of the Company’s outstanding shares of Series B Convertible Preferred Stock (the “Series B”). On January 6, 2012, all of the outstanding shares of the Series B were converted to 1,349,300 shares of common stock.

The Company provides investment management and related services to individual and institutional clients throughout the United States of America. Retail investment management services (including administrative services) are provided to individuals through products consisting of open-end mutual funds, closed-end funds, variable insurance funds and separately managed accounts. Separately managed accounts are offered to high net-worth individuals and include intermediary programs that are sponsored and distributed by non-affiliated broker-dealers, and individual direct managed account investment services that are sold and administered by the Company. Institutional investment management services are provided primarily to corporations, multi-employer retirement funds, public employee retirement systems, foundations and endowments and special purpose funds.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of the Company’s financial condition and results of operations. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Material intercompany accounts and transactions have been eliminated. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”). The Company’s significant accounting policies, which have been consistently applied, are summarized in the Company’s 2011 Annual Report on Form 10-K.

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.

3.	Intangible Assets, Net

Intangible assets, net are summarized as follows:

	March 31, 2012	December 31, 2011
($ in thousands)
Definite-lived intangible assets:
Investment contracts	$197,143	$269,489
Accumulated amortization	(178,418)	(249,809)

Definite-lived intangible assets, net	18,725	19,680
Indefinite-lived intangible assets	32,416	32,416

Total intangible assets, net	$51,141	$52,096

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.	Intangible Assets, Net (continued)

Activity in intangible assets, net is as follows:

	Three Months Ended March 31,
($ in thousands)	2012	2011
Intangible assets, net
Balance, beginning of period	$52,096	$52,977
Purchases	—	141
Amortization	(955)	(1,042)

Balance, end of period	$51,141	$52,076

4.	Marketable Securities

The Company’s marketable securities consist of both trading (including securities held by a broker-dealer affiliate) and available-for-sale securities. The composition of the Company’s marketable securities is summarized as follows:

March 31, 2012
	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored mutual funds and variable insurance funds	$9,224	$(877)	$1,442	$9,789
Equity securities	3,469	—	519	3,988
Available-for-sale:
Sponsored closed-end funds	2,382	(41)	168	2,509

Total marketable securities	$15,075	$(918)	$2,129	$16,286

December 31, 2011
	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored mutual funds and variable insurance funds	9,195	(1,263)	1,048	8,980
Equity securities	3,434	(3)	115	3,546
Available-for-sale:
Sponsored closed-end funds	2,240	(38)	267	2,469

Total marketable securities	$14,869	$(1,304)	$1,430	$14,995

At March 31, 2012 and December 31, 2011, all of the Company’s financial instruments that are measured at fair value, which consist solely of mutual funds, marketable securities and non-qualified retirement plan assets in a rabbi trust in the amount of $3.2 million and $2.8 million, respectively, utilize a Level 1 valuation technique which, as defined in ASC 820, Fair Value Measurements and Disclosures, is quoted prices in active markets for identical assets or liabilities.

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.	Income Taxes

In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances at each interim period. On a quarterly basis, the estimated annual effective tax rate is adjusted, as appropriate, based upon changes in facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.

The provision for income taxes for the three months ended March 31, 2012 includes U.S. federal, state and local taxes at an estimated annual effective tax rate of 40.0% compared to an estimated annual effective tax rate of 6.2% for the three months ended March 31, 2011. The primary difference in the annual effective tax rate for the three months ended March 31, 2012 and 2011 was due to the changes in the recognition of deferred taxes following the Company’s release of a valuation allowance during the fourth quarter of fiscal year 2011 on all net deferred tax assets other than those related to capital losses and certain state net operating loss carryforwards. During the three months ended March 31, 2011, the Company offset all changes in its deferred tax assets with a valuation allowance resulting in an effective tax rate substantially different from the applicable statutory tax rates. Following the valuation allowance release during the fourth quarter of fiscal year 2011, the Company records its taxes on substantially all of its operating income at the applicable statutory rates, as adjusted for permanent differences, without an offsetting valuation allowance.

6.	Series B Convertible Preferred Stock

On January 6, 2012, all 35,217 outstanding shares of the Series B converted into 1,349,300 shares of common stock pursuant to the conversion agreement entered into on October 27, 2011 between the Company and BMO, the holder of all of the outstanding Series B shares. As a result of the conversion, all of the preferred shares have been retired.

7.	Stockholder’s Equity

Changes in stockholders’ equity for the three months ended March 31, 2012 were as follows (in thousands):

Balance at December 31, 2011	$183,155
Net income	5,450
Net unrealized gains on available-for-sale securities, net of tax	(61)
Conversion of Series B preferred shares	35,217
Issuance of common stock related to stock transactions	800
Taxes paid related to net share settlement of restricted stock units	(2,028)
Stock-based compensation	1,924

Balance at March 31, 2012	$224,457

Treasury Stock

During the three months ended March 31, 2012, the Company did not repurchase any common shares under the Company’s share repurchase program. During the three months ended March 31, 2011, the Company repurchased 50,000 common shares at a weighted-average price of $56.29 under the Company’s share repurchase program. The total cost of treasury shares acquired during the three months ended March 31, 2011 was approximately $2.8 million. At March 31, 2012, there were 195,000 shares of common stock remaining authorized for repurchase under the share repurchase program.

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income is summarized as follows:

($ in thousands)	Unrealized losses on securities available-for-sale
December 31, 2011	$(14)
Current period other comprehensive income (net of tax of $41)	(61)

March 31, 2012	$(75)

9.	BMO Related Party Transactions

In May 2006, the Company acquired the rights to advise, distribute and administer the Insight Funds from Harris Investment Management, Inc. (“Harris”), a subsidiary of BMO. Harris and BMO are related parties of the Company.

Sub-advisory investment management fees, pursuant to its sub-advisory agreements with Harris, which are netted against investment management fees in the Company’s Condensed Consolidated Statements of Operations, and distribution and administration expenses paid or payable to Harris are summarized as follows:

	Three Months Ended March 31,
	2012	2011
($ in thousands)
Sub-advisory investment management fees	$722	$839
Distribution and administration expenses	6	77

Total fees and expenses related to Harris	$728	$916

At March 31, 2012 and December 31, 2011, $0.3 million and $0.2 million, respectively, were payable to Harris and its affiliates related to sub-advisory investment management fees and distribution fees in accordance with the above agreements.

10.	Stock-based Compensation

The Company has an Omnibus Incentive and Equity Plan (the “Plan”) under which officers, employees and directors may be granted equity-based awards, including restricted stock units (“RSUs”), stock options and unrestricted shares of common stock. At March 31, 2012, 569,576 shares of common stock remain available for issuance of the 1,800,000 shares that were authorized under the Plan. Each RSU entitles the holder to one share of Virtus common stock when the restriction expires. RSUs generally have a term of three years and may be time-vested or performance-contingent. Stock options generally vest over three years and have a contractual life of ten years. Stock options are granted with an exercise price equal to the fair market value of the shares at the date of grant. The fair value of each RSU is estimated using the intrinsic value method which is based on the fair market value price on the date of grant. Shares that are issued upon exercise of employee stock options and vesting of RSUs are newly issued shares and not issued from treasury stock.

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10.	Stock-based Compensation (continued)

Restricted Stock Units

RSU activity for the three months ended March 31, 2012 is summarized as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	576,704	$24.16
Granted	63,190	$81.77
Settled	(65,828)	$23.59

Outstanding at March 31, 2012	574,066	$31.48

Stock Options

Stock option activity for the three months ended March 31, 2012 is summarized as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	352,942	$20.21
Exercised	(18,655)	$40.29

Outstanding at March 31, 2012	334,287	$19.09

During the three months ended March 31, 2012 and 2011, the Company recognized $1.6 million and $0.8 million, respectively, in total stock-based compensation expense. As of March 31, 2012, unamortized stock-based compensation expense for unvested RSUs and stock options was $10.3 million and $0.4 million, respectively, with weighted-average remaining amortization periods of 1.0 years and 0.2 years, respectively.

11.	Earnings per Share

Net income per common share reflects application of the two-class method. The Company’s Series B shareholders were entitled to participate in any dividends paid on shares of the Company’s common stock on a pro rata basis with the holders of the Company’s common stock. Under the two-class method, during periods of net income, participating securities are allocated a proportional share of net income. During periods of net loss, no effect is given to participating securities since they do not share in the losses of the Company. Participating securities have the effect of diluting both basic and diluted earnings per share (“EPS”) during periods of net income. The application of the two-class method will no longer be applicable to periods subsequent to the period during which the conversion of all of the outstanding Series B occurred. See Note 6 for additional information.

Basic EPS excludes dilution for potential common stock issuances and is computed by dividing basic net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted EPS, the basic weighted-average number of shares is increased by the dilutive effect of RSUs and common stock options using the treasury stock method.

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11.	Earnings per Share (continued)

The computation of basic and diluted EPS is as follows:

	Three Months Ended March 31,
	2012	2011
($ in thousands, except per share amounts)
Net Income	$5,450	$4,337
Preferred stockholder dividends	—	(704)
Allocation of earnings to preferred stockholders	(64)	(654)

Net Income Attributable to Common Stockholders	$5,386	$2,979

Shares:
Basic: Weighted-average number of shares outstanding	7,468	6,242
Plus: Incremental shares from assumed conversion of dilutive instruments	498	671

Diluted: Weighted-average number of shares outstanding	7,966	6,913

Earnings per share - basic	$0.72	$0.48
Earnings per share - diluted	$0.68	$0.43

For the three months ended March 31, 2012 there were no non-participating securities excluded from the above computation of weighted-average shares for diluted EPS. For the three months ended March 31, 2011, non-participating securities representing 10,001 shares of common stock were excluded from the above computations of weighted-average shares for diluted EPS as the securities’ exercise prices are greater than the average market price of the common shares during the period.

12.	Commitments and Contingencies

Legal Matters

The Company is regularly involved in litigation and arbitration as well as examinations and investigations by various regulatory bodies, including the SEC, involving its compliance with, among other things, securities laws, client investment guidelines, laws governing the activities of broker-dealers and other laws and regulations affecting its products and other activities. Legal and regulatory matters of this nature may involve activities as an employer, issuer of securities, investor, investment advisor, broker-dealer or taxpayer. The Company cannot predict the ultimate outcome of such legal claims or matters or in certain instances provide reasonable ranges of potential losses. As of the date of this report, the Company believes that the outcomes of its legal or regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on its consolidated financial statements. However, in the event of unexpected subsequent developments and given the inherent unpredictability of these legal and regulatory matters, there can be no assurance that the Company’s assessment of any claim, dispute, regulatory examination or investigation or other legal matter will reflect the ultimate outcome and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.

13.	Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, and the International Accounting Standards Board issued International Financial Reporting Standard (“IFRS”) 13, Fair Value Measurement (together, the new guidance). The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The new guidance changes some fair value measurement principles and disclosure requirements. The Company has adopted this ASU as of January 1, 2012.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and allows an entity to elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The Company has adopted this ASU as of January 1, 2012.

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

14.	Subsequent Event

On April 20, 2012, a total of 295,439 RSUs vested with 114,345 RSUs withheld through net share settlement by the Company to settle employee tax withholding obligations. The Company paid $9.1 million in employee tax withholding obligations related to the RSUs withheld. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have been otherwise issued as a result of the vesting.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “plan,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “project” or similar statements or variations of such terms and relate to, among other things:

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

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Annual Report on Form 10-K, as well as the following risks and uncertainties: (a) the effects of changes and volatility in political, economic or industry conditions, the interest rate environment, or financial and capital markets; (b) any poor relative investment performance of our asset management strategies and any resulting outflows of assets; (c) mutual fund sales in any period may be through a limited number of financial intermediaries, from a limited number of investment strategies, and impacted by relative performance and the breadth and type of investment products we offer; (d) any lack of availability of additional and/or replacement financing, as may be needed, on satisfactory terms or at all; (e) any inadequate performance of third-party relationships; (f) the withdrawal of assets from under our management; (g) our ability to attract and retain key personnel in a competitive environment; (h) the ability of independent trustees of our mutual funds and closed-end funds, and other clients, to terminate their relationships with us; (i) the possibility that our goodwill or intangible assets could become impaired, requiring a charge to earnings; (j) the competition we face in our business, including competition related to investment products and fees; (k) potential adverse regulatory and legal developments; (l) the difficulty of detecting misconduct by our employees, sub-advisors and distribution partners; (m) changes in accounting or regulatory standards or rules, including the impact of proposed rules which may be promulgated relating to Rule 12b-1 fees; (n) the ability to satisfy the financial covenants under existing debt agreements; and (o) certain other risks and uncertainties described in our 2011 Annual Report on Form 10-K or in any of our other filings with the Securities and Exchange Commission (“SEC”), which are available on our website at www.virtus.com under “Investor Relations.” An occurrence of, or any material adverse change in, one or more risk factors or risks and uncertainties referred to in this Quarterly Report or included in our 2011 Annual Report on Form 10-K or our other periodic reports filed with the SEC could materially and adversely affect our operations, financial results, cash flows, prospects and liquidity.

Overview

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

Financial Highlights

Total sales of $3.5 billion in the first quarter of 2012 increased 34.7% from $2.6 billion in the first quarter of 2011, driven by higher long-term open-end mutual fund sales and the launch of a new closed-end fund. Financial highlights include:

•	Long-term open-end mutual fund sales increased $0.7 billion to $2.9 billion in the first quarter of 2012 from $2.2 billion in the first quarter of 2011.

•

In the first quarter of 2012, we launched the Virtus Global Multi-Sector Income Fund Inc. (NYSE:VGI), a new closed-end fund managed by Newfleet Asset Management LLC, an affiliated manager. The fund added $205.4 million in assets under management.

•

First quarter 2012 total positive net flows of $1.9 billion, primarily from long-term mutual fund sales, and market appreciation of $2.2 billion contributed to the 10.0% increase in assets under management to $38.0 billion at March 31, 2012 from $34.6 billion at December 31, 2011.

•

Total revenue was $62.4 million in the first quarter of 2012, an increase of 41.4% from $44.1 million in the first quarter of 2011, and investment management fees increased 45.1% in the first quarter of 2012 to $41.8 million from $28.8 million in the first quarter of 2011.

Assets Under Management

At March 31, 2012, we managed $38.0 billion in total assets representing an increase of $6.1 billion or 19.2%, from the $31.9 billion managed at March 31, 2011. Long-term assets under management, which exclude cash management products, were $36.2 billion at March 31, 2012, an increase of 27.0% from March 31, 2011 and an increase of 12.5% from December 31, 2011. Average assets under management, which generally correspond to our fee-earning asset levels, were $36.2 billion for the three months ended March 31, 2012, an increase of 18.2% from $30.7 billion for the three months ended March 31, 2011.

The increase in assets under management for the three months ended March 31, 2012 was due primarily to overall positive net flows of $1.9 billion and market appreciation of $2.2 billion. The positive net flows were primarily the result of strong sales of long-term open-end mutual fund products and the launch of the new closed end fund, VGI. Our best selling open-end mutual fund, Virtus Emerging Markets Opportunities Fund, represented 33.0% of long-term open-end mutual fund sales for the three months ended March 31, 2012, compared to the same period in 2011 when our best selling open-end mutual fund, Virtus Multi-Sector Short Term Bond Fund, represented 29.2% of long-term open-end mutual fund sales.

Market appreciation for assets under management for the three months ended March 31, 2012 was consistent with the improving performance of the securities markets during the same period.

Assets Under Management by Product

The following table summarizes our assets under management by product:

	As of March 31,
	2012	2011
($ in millions)
Retail Assets
Mutual fund assets
Long-term open-end funds	$19,955.1	$13,590.9
Money market open-end funds	1,803.4	2,614.6
Closed-end funds	5,992.3	4,508.8

Total mutual fund assets	27,750.8	20,714.3

Variable insurance funds	1,395.8	1,553.3

Separately managed accounts
Intermediary sponsored programs	2,320.1	2,088.6
Private client accounts	1,984.5	1,916.5

Total managed account assets	4,304.6	4,005.1

Total retail assets	33,451.2	26,272.7

Institutional Assets
Institutional accounts	3,554.5	4,627.1
Structured finance products	1,036.2	1,012.1

Total institutional assets	4,590.7	5,639.2

Total Assets Under Management	$38,041.9	$31,911.9

Average Assets Under Management	$36,288.3	$30,702.6

Assets Under Management by Asset Class

The following table summarizes our assets under management by asset class:

	As of March 31,
	2012	%	2011	%
($ in millions)
Asset Class
Equity	$21,940.9	57.7%	$16,405.3	51.4%
Fixed income	14,249.2	37.4%	12,097.4	37.9%
Cash	1,851.8	4.9%	3,409.2	10.7%

Total	$38,041.9	100.0%	$31,911.9	100.0%

Asset Flows by Product

The following table summarizes our asset flows by product:

	Three Months Ended March 31,
($ in millions)	2012	2011

Mutual Funds - Long-term Open-end
Beginning balance	$16,896.6	$11,801.2
Inflows	2,888.7	2,244.5
Outflows	(1,203.0)	(923.1)

Net flows	1,685.7	1,321.4
Market appreciation	1,408.3	478.7
Other (1)	(35.5)	(10.4)

Ending balance	$19,955.1	$13,590.9

Mutual Funds - Closed-end
Beginning balance	$5,675.6	$4,321.2
Inflows	205.4	98.0
Outflows	—	—

Net flows	205.4	98.0
Market appreciation	89.2	169.9
Other (1)	22.1	(80.3)

Ending balance	$5,992.3	$4,508.8

Mutual Funds - Money Market Open-end
Beginning balance	$2,294.8	$2,915.5
Other (1)	(491.4)	(300.9)

Ending balance	$1,803.4	$2,614.6

Variable Insurance Funds
Beginning balance	$1,308.6	$1,538.5
Inflows	10.7	6.4
Outflows	(64.5)	(75.5)

Net flows	(53.8)	(69.1)
Market appreciation	141.0	82.9
Other (1)	—	1.0

Ending balance	$1,395.8	$1,553.3

Separately Managed Accounts (2)
Beginning balance	$3,933.8	$3,833.0
Inflows	308.0	212.0
Outflows	(252.3)	(198.1)

Net flows	55.7	13.9
Market appreciation	399.0	221.5
Other (1)	(83.9)	(63.3)

Ending balance	$4,304.6	$4,005.1

Institutional Products (2) (3)
Beginning balance	$4,478.2	$5,063.9
Inflows	102.3	48.9
Outflows	(118.6)	(69.2)

Net flows	(16.3)	(20.3)
Market appreciation	117.4	104.7
Other (1)	11.4	490.9

Ending balance	$4,590.7	$5,639.2

Total
Beginning balance	$34,587.6	$29,473.3
Inflows	3,515.1	2,609.8
Outflows	(1,638.4)	(1,265.9)

Net flows	1,876.7	1,343.9
Market appreciation	2,154.9	1,057.7
Other (1)	(577.3)	37.0

Ending balance	$38,041.9	$31,911.9

(1)	Comprised of open-end and closed-end mutual fund distributions, net flows of cash management strategies, market appreciation (depreciation) on structured products, and net flows from non-sales related activities such as asset acquisitions/ (dispositions) and the impact of leverage on assets under management. For periods prior to March 31, 2012, closed-end mutual fund dividends distributed were previously included in market appreciation (depreciation) and have been reclassified to “Other” to conform with the current period classification.
(2)	Excluding cash management products, Separately Managed Accounts and Institutional Products ending assets under management were:

	As of March 31,
	2012	2011
Separately Managed Accounts-Ending Assets	$4,263.6	$3,943.5
Institutional Products-Ending Assets	$4,583.3	$4,906.2

(3)	Institutional Products consists of Institutional Accounts and Structured Products. Prior period presentations included separate rollforwards for Institutional Accounts and Structured Products.

Average Fee Earning Assets Under Management and Average Basis Points

The following table summarizes the average amount of fee earning assets under management and the average management fee earned expressed in basis points for the periods shown as follows:

	Three Months Ended March 31,
	Average Fees Earned (expressed in BPs)		Average Fee Earning Assets ($ in millions)
	2012	2011	2012	2011
Products
Mutual Funds - Long-term Open-end (1)	50	41	$18,634.8	$12,709.9
Mutual Funds - Money Market Open-end (1)	3	5	1,997.6	2,777.8
Mutual Funds - Closed-end (1)	58	52	5,763.0	4,439.8
Variable Insurance Funds (1)	48	40	1,367.6	1,550.5
Separately Managed Accounts (2)	52	50	3,933.8	3,833.0
Institutional Products (2)	30	28	4,591.5	5,391.6

All Products	46	38	$36,288.3	$30,702.6

(1)	Average fees earned are net of non-affiliated sub-advisory fees, fund expense reimbursements and advisory fee waivers.
(2)	Excluding cash management products, Separately Managed Accounts and Institutional Products average assets under management and average net fees earned were:

	Three Months Ended March 31,
	2012	2011
Separately Managed Accounts-Average Assets	$3,882.7	$3,709.1
Separately Managed Accounts-Average Fees (in basis points)	52	51
Institutional Products-Average Assets	$4,540.6	$4,882.8
Institutional Products-Average Fees (in basis points)	30	30

The average fee earning assets under management and average fees earned expressed in basis points presented in the table above are intended to assist in the analysis of our asset based revenue. Open-end mutual fund and variable insurance fund fees are calculated based on average daily net assets and closed-end fund fees are calculated based on average weekly net assets. Average fees earned vary based on several factors, including the composition of assets and fund reimbursements. Separately managed accounts are generally calculated based on the end of the preceding quarter’s asset values. Institutional product fees are calculated based on an average of month-end balances. Structured finance product fees, which are included in institutional products, are calculated based on a combination of the underlying cash flows and the principal value of the product.

Average fees earned increased for the three months ended March 31, 2012 compared to the corresponding period in the prior year as equity products, which generally have higher fees, represented a higher percentage of our assets due to strong sales, positive flows and the impact of market appreciation. Average fees earned on long-term open-end mutual funds also increased for the three months ended March 31, 2012 as compared to the same period in 2011 due to the internalization of the Newfleet Multi-Sector portfolio management team during the second quarter of 2011, and the corresponding elimination of the prior sub-advisory fees. Average fees earned on long-term closed-end mutual funds also increased for the three months ended March 31, 2012 as compared to the same period in 2011 due to the addition of the Duff & Phelps Global Utility Income Fund Inc. Average fees earned on variable insurance funds increased for the three months ended March 31, 2012 as compared to the same period in 2011 due to a decrease in fund reimbursements over the same periods.

Results of Operations

Summary Financial Data

	Three Months Ended March 31,		Increase/ (Decrease)
	2012	2011	2012 vs. 2011
($ in thousands)
Results of Operations
Investment management fees	$41,847	$28,831	$13,016
Other revenue	20,551	15,290	5,261

Total revenues	62,398	44,121	18,277

Operating expenses	53,457	38,632	14,825
Intangible asset amortization	988	1,046	(58)

Total expenses	54,445	39,678	14,767

Operating income	7,953	4,443	3,510
Other income, net	1,224	346	878
Interest expense, net	(95)	(165)	70

Income before income taxes	9,082	4,624	4,458
Income tax expense	3,632	287	3,345

Net income	5,450	4,337	1,113
Preferred stockholder dividends	—	(704)	704
Allocation of earnings to preferred stockholders	(64)	(654)	590

Net income attributable to common stockholders	$5,386	$2,979	$2,407

Revenues

Revenues by source are as follows:

	Three Months Ended March 31,		Increase/ (Decrease)
	2012	2011	2012 vs. 2011
($ in thousands)
Investment management fees
Mutual funds	$31,750	$18,923	$12,827
Separately managed accounts	5,033	4,696	337
Institutional accounts	2,592	2,892	(300)
Variable products	1,641	1,523	118
Structured finance products	831	797	34

Total investment management fees	41,847	28,831	13,016
Distribution and service fees	12,721	9,738	2,983
Administration and transfer agent fees	7,402	5,173	2,229
Other income and fees	428	379	49

Total revenues	$62,398	$44,121	$18,277

Investment Management Fees

Investment management fees are earned based on a percentage of assets under management, and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payment. Investment management fees increased $13.0 million or 45.1% for the three months ended March 31, 2012 due to an 18.2% increase in average fee earning assets under management and an increase in average management fee rates compared to the same period in the prior year. The increase in average fee earning assets under management for the three months ended March 31, 2012 was due primarily to overall positive net flows of $1.9 billion primarily from strong sales of long-term mutual funds, and market appreciation of $2.2 billion.

Distribution and Service Fees

Distribution and service fees, which are asset-based fees earned from open-end mutual funds and variable insurance funds, for distribution services we perform on their behalf, increased by $3.0 million or 30.6% for the three months ended March 31, 2012 compared to the same period in the prior year due to higher assets under management. The increase in fees also resulted in a corresponding increase in trail commissions, which are a component of distribution expenses. Trail commissions represent asset-based payments to our distribution partners based on a percentage of our assets under management.

Administration and Transfer Agent Fees

Administration and transfer agent fees represent fees earned for fund administration and transfer agent services from our open-end mutual funds, variable insurance funds and certain of our closed-end funds. Administration and transfer agent fees increased $2.2 million or 43.1% for the three months ended March 31, 2012 compared to the same period in the prior year due to higher assets under management.

Other Income and Fees

Other income and fees primarily represent fees earned for the distribution of unaffiliated products. Other income and fees remained flat for the three months ended March 31, 2012 compared to the same period in the prior year.

Operating Expenses

Operating expenses by category were as follows:

	Three Months Ended March 31,		Increase/ (Decrease)
	2012	2011	2012 vs. 2011
($ in thousands)
Operating expenses
Employment expenses	$26,318	$19,569	$6,749
Distribution and administrative expenses	18,923	11,077	7,846
Other operating expenses	8,216	7,986	230
Intangible asset amortization	988	1,046	(58)

Total operating expenses	$54,445	$39,678	$14,767

Employment Expenses

Employment expenses primarily consist of fixed and variable compensation and related employee benefit costs. Employment expenses increased $6.7 million or 34.5% in the three months ended March 31, 2012 compared to the same period in the prior year primarily due to $2.6 million in additional employment expenses for the three months ended March 31, 2012 related to the addition of the Newfleet Multi-Sector team during the second quarter of 2011 and increases in variable compensation, including $0.3 million of VGI sales costs related to the launch of the new closed-end fund. The increases in variable compensation are the result of higher sales and improved profitability and operating metrics in the first quarter of 2012 compared to the first quarter of 2011. In addition, payroll-related tax expense increased $0.5 million in the three months ended March 31, 2012 compared to the same period in the prior year due to higher annual incentive compensation payments.

Distribution and Administrative Expenses

Distribution and administrative expenses primarily consist of payments to financial advisers, broker-dealers and other third-parties for providing services to investors in our sponsored funds, including marketing support services. These payments are generally based on percentages of either assets under management or sales. These expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized over the periods in which commissions are generally recovered from distribution fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares. Distribution and administrative expenses increased $7.8 million or 70.8% in the three months ended March 31, 2012 compared to the same period in the prior year primarily due to closed-end fund structuring costs of $3.9 million incurred in connection with the launch of the VGI closed-end fund and increases in asset-based trail commissions paid to our distribution partners which increased $1.8 million consistent with increases in our assets under management. Trail commissions are fees we pay to broker-dealers for providing sales, marketing and distribution services to investors of our mutual funds. Also contributing to the increase were higher sales-based fees paid to third party distribution partners and amortization of deferred sales commissions, which increased $2.1 million due to higher assets under management.

Other Operating Expenses

Other operating expenses primarily consist of investment research costs, professional fees, travel and entertainment costs, rent and occupancy expenses and other miscellaneous costs. Other operating expenses increased $0.2 million or 2.9% in the three months ended March 31, 2012 compared to the same period in the prior year primarily due to the un-reimbursed offering costs of $0.2 million for the three months ended March 31, 2012 related to the launch of the VGI closed-end fund.

Intangible Asset Amortization

Amortization expense decreased $0.1 million or 5.5% in the three months ended March 31, 2012 compared to the same period in the prior year due to a number of definite lived intangible assets becoming fully amortized in the last twelve months.

Other Income, net

Other income, net increased $0.9 million or 253.8% in the three months ended March 31, 2012 compared to the same period in the prior year due primarily to increases in the market value of trading securities during the current period.

Interest Expense, net

Interest expense, net is attributable primarily to our long-term debt and is reported net of interest and dividend income earned on cash equivalents and investments. Interest expense, net decreased slightly for the three months ended March 31, 2012 compared to the same period in the prior year due to interest expense remaining relatively flat and interest & dividend income increasing by $0.1 million or 130.4% as a result of increased interest and dividends earned on our cash equivalents and marketable securities. Our effective interest rate on long-term borrowings outstanding under our Credit Facility, inclusive of the amortization of deferred financing costs, was 4.75% as of March 31, 2012 compared to 4.59% as of March 31, 2011.

Income Tax Expense

Our income tax expense for the three months ended March 31, 2012 includes U.S. federal, state and local taxes at an estimated annual effective tax rate of 40.0% compared to an estimated annual effective tax rate of 6.2% for the three months ended March 31, 2011. The primary difference in the annual effective tax rate for the three months ended March 31, 2012 and 2011 was due to the changes in the recognition of deferred taxes following the Company’s release of a valuation allowance during the fourth quarter of fiscal year 2011 on all net deferred tax assets other than those related to capital losses and certain state net operating loss carryforwards. During the three months ended March 31, 2011, the Company offset all changes in its deferred tax assets with a valuation allowance resulting in an effective tax rate substantially different from the applicable statutory tax rates. Following the valuation allowance release during the fourth quarter of fiscal year 2011, the Company records its taxes on substantially all of its operating income at the applicable statutory rates, as adjusted for permanent differences, without an offsetting valuation allowance.

Liquidity and Capital Resources

Certain Financial Data

The following table summarizes certain key financial data relating to our liquidity and capital resources:

	March 31, 2012	December 31, 2011
($ in thousands)
Balance Sheet Data
Cash and cash equivalents	$32,821	$45,267
Marketable securities	16,286	14,995
Long-term debt	15,000	15,000
Convertible preferred stock (1)	—	35,217
Working capital (2)	55,750	45,938

	Three Months Ended March 31,
	2012	2011
Cash Flow Data
Used in:
Operating activities	$9,425	$6,793
Investing activities	1,569	395
Financing activities	1,452	3,757

(1)	On January 6, 2012, all 35,217 outstanding shares of the Company’s Series B Convertible Preferred Stock converted into 1,349,300 shares of common stock pursuant to the conversion agreement entered into on October 27, 2011 between the Company and BMO, the holder of the outstanding Series B shares. As a result of the conversion, all of the preferred shares have been retired.
(2)	Working capital is defined as current assets less current liabilities.

Capital Requirements

Our investment management business does not require us to maintain significant capital balances. Our short-term capital requirements, which we consider to be those capital requirements due within one year, include payment of annual incentive compensation, salary costs and other operating expenses primarily comprised of investment research costs, professional fees and rent and occupancy expenses. Incentive compensation, which is generally the Company’s largest annual operating cash payment, is paid in the first quarter of the year. In the first quarter of 2012 and 2011, we paid approximately $24.8 million and $14.5 million, respectively, in incentive compensation related to incentives that were earned during the years ended December 31, 2011 and 2010, respectively. Short-term capital requirements may also be affected by employee withholding tax payments related to net share settlement upon vesting of restricted stock units (“RSUs”). The amount we pay in future periods will vary based on our stock price, the number of RSUs vesting during the period and whether we and our employees elect to satisfy withholding taxes through net share settlement. The Company paid $9.1 million to satisfy employee withholding tax obligations for employees who elected net share settlement for RSUs that vested in April of 2012 related to initial grants when the Company became public. A total of 114,345 shares were withheld related to this vesting. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have been otherwise issued as a result of the vesting.

We currently maintain a significant portion of our assets in highly liquid positions primarily comprised of cash and cash equivalents, accounts receivable and trading and available for sale securities. Our working capital was $55.8 million as of March 31, 2012 an increase of $9.8 million from $45.9 million as of December 31, 2011. We believe our working capital and cash flows from operations will be more than adequate to meet our short term capital requirements.

Future capital requirements include principal payments on our outstanding Credit Facility, which matures in September 2013, capital expenditures and other strategic initiatives.

Uses of Capital

In addition to using capital to fund the capital requirements discussed above, we also expect to use capital to (i) invest in our organic growth, including our distribution efforts or closed-end fund launches, (ii) seed new investment strategies and mutual funds to ensure a strong pipeline of future saleable products, (iii) fund ongoing and potential investments in our infrastructure to achieve greater economies of scale and a more efficient overall cost structure (iv) acquire shares of our common stock and (v) invest in inorganic growth opportunities as they arise.

We believe we will be able to fund these uses of capital with existing working capital levels and with cash flows from operations. We also have the ability to borrow under our current Credit Facility which has $15.0 million of undrawn capacity and issue equity and debt securities to the extent available. Our ability to meet our future cash needs will depend upon our future operating performance and the level and mix of assets under management, as well as general economic conditions. Current or unexpected events that could require additional liquidity may occur affecting our results of operations, access to financing, access to capital markets and generation of cash.

Capital and Reserve Requirements

We have a subsidiary that is a broker-dealer registered with the SEC and is therefore subject to certain rules regarding minimum net capital, as defined by those rules. The subsidiary is required to maintain a ratio of “aggregate indebtedness” to “net capital,” as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us including additional reporting requirements, tighter ratios and business interruption. At March 31, 2012 and 2011, the ratio of aggregate indebtedness to net capital of the broker-dealer was below the maximum allowed and our net capital was significantly in excess of that required.

Balance Sheet

Cash and cash equivalents consist of cash in banks and highly liquid money market mutual fund investments. Cash and cash equivalents typically increase in the second, third and fourth quarters of the year as we record, but do not pay, variable incentive compensation. Historically, annual incentives are paid in the first quarter of the year. Marketable securities consist primarily of highly liquid investments in our affiliated mutual funds. We provide capital to launch sponsored funds and incubate new investment strategies in their early stages of development. At March 31, 2012 and December 31, 2011, our long-term debt balance was $15.0 million.

Operating Cash Flow

Net cash used in operating activities of $9.4 million for the three months ended March 31, 2012 increased by $2.6 million from net cash used in operating activities of $6.8 million in the same period in the prior year due primarily to an increase in cash used in operating activities due to higher annual incentive compensation payments and the timing of certain operating expense payments offset by an increase in operating cash flow attributable to increases in our revenues due to higher average assets under management. Operating activities for the three months ended March 31, 2012 includes the expected utilization of deferred tax assets to reduce current taxes payable in the amount of $3.5 million.

Investing Cash Flow

Net cash used in investing activities consists of capital expenditures related to our business operations, the purchase of investment management contracts and the reinvestment of dividends in our sponsored mutual funds that are classified as available-for-sales securities. The $1.4 million of capital expenditures was primarily related to leasehold improvement additions related to our affiliates.

Financing Cash Flow

Net cash used in financing activities of $1.5 million for the three months ended March 31, 2012 decreased by $2.3 million from net cash used in financing activities of $3.8 million in the same period in the prior year primarily due to no common stock repurchases and no preferred stock dividends paid offset by increased payments to settle tax withholding obligations for the net share settlement of RSUs and proceeds received related to stock option exercises for the three months ended March 31, 2012.

Long-term Debt

The Company has a Credit Facility, as amended, through October 27, 2011 that matures in September 2013. The Credit Facility provides borrowing capacity of up to $30.0 million, with a $2.0 million sub-limit for the issuance of standby letters of credit. Borrowings under the Credit Facility may not at any time exceed a minimum asset coverage ratio of 1.25 which in general represents the sum of the Company’s cash, marketable securities and investment management fee receivables, excluding certain specified assets, to total outstanding indebtedness (including outstanding letters of credit). The Credit Facility is collateralized by substantially all of the assets of the Company. Throughout the quarter, $15.0 million was outstanding under the Credit Facility. As of March 31, 2012, the Company had the capacity to draw on the remaining amount of the Credit Facility.

Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at the Company’s option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate (as defined in the Credit Facility agreement), plus an applicable margin, that ranges from 1.25% to 3.00%. At March 31, 2012, the interest rate in effect for the Credit Facility was 2.625%, exclusive of the amortization of deferred financing costs. Under the terms of the Credit Facility the Company is also required to pay certain fees, including an annual commitment fee of 0.50% on undrawn amounts and a letter of credit participation fee at an annual rate equal to the applicable margin as well as any applicable fronting fees, each of which is payable quarterly in arrears.

The Credit Facility contains customary restrictive covenants, including covenants that restrict (subject in certain instances to minimum thresholds or exceptions) the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create liens, merge or make acquisitions, dispose of assets, enter into leases, sale/leasebacks or acquisitions of capital stock, and make distributions, dividends, loans, guarantees, investments or capital expenditures, among other things. The payment of dividends may not exceed 75.0% of free cash flow (as defined in the Credit Facility agreement) for any quarter and are also restricted from being declared and paid if a default or event of default exists. On October 27, 2011, the Company amended the Credit Facility to exclude closed-end fund structuring costs from the definition of free cash flow and to allow during the period from October 1, 2011 to December 31, 2011, one or more additional restricted payments in an aggregate amount not in excess of $3.0 million. In addition, the Credit Facility contains certain financial covenants, the most restrictive of which include: (i) minimum required consolidated net worth as of any fiscal quarter end (total stockholders’ equity plus the liquidation preference of outstanding convertible preferred shares) to be at least $65.0 million, plus adjustments for net income, redemptions of convertible securities and equity issuances, if any, after September 1, 2009, (ii) minimum consolidated assets under management (excluding money market funds) of $15.0 billion as of each quarter end through March 31, 2012 and $18.0 billion as of any quarter end thereafter, (iii) minimum liquid assets having a fair value not less than $7.5 million, (iv) a minimum interest coverage ratio (generally, adjusted EBITDA to interest expense as defined in and for the period specified in the Credit Facility agreement) of at least 3.00:1, and (v) a leverage ratio (generally, total indebtedness as of any date to adjusted EBITDA as defined in and for the period specified in the Credit Facility agreement) of no greater than 2.75:1. For purposes of the Credit Facility, adjusted EBITDA generally means, for any period, net income of the Company before interest expense, income taxes, depreciation and amortization expense, and excluding non-cash stock-based compensation, unrealized mark-to-market gains and losses, certain severance, and certain non-cash non-recurring gains and losses as described in and specified under the Credit Facility agreement. At March 31, 2012, the Company was in compliance with all financial covenants.

The Credit Facility agreement also contains customary provisions regarding events of default which could result in an acceleration of amounts due under the facility, including failure to pay principal or interest when due, failure to satisfy or comply with covenants, change of control, certain judgments, invalidation of liens, and cross-default to other debt obligations.

Contractual Obligations

Our contractual obligations are summarized in our Annual Report on Form 10-K for the year ended December 31, 2011. As of March 31, 2012, there have been no material changes outside of the ordinary course in our contractual obligations since December 31, 2011.

Critical Accounting Policies and Estimates

Our financial statements and the accompanying notes are prepared in accordance with Generally Accepted Accounting Principles, which requires the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our 2011 Annual Report on Form 10-K. There were no changes in our critical accounting policies in the three months ended March 31, 2012.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, and the International Accounting Standards Board issued International Financial Reporting Standard (“IFRS”) 13, Fair Value Measurement (together, the new guidance). The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The new guidance changes some fair value measurement principles and disclosure requirements. The Company has adopted this ASU as of January 1, 2012.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and allows an entity to elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The Company has adopted this ASU as of January 1, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our exposure to market risk is directly related to our role as investment advisor for the funds and accounts we manage as investment advisor. Substantially all of our revenue for the three months ended March 31, 2012 and 2011 was derived from investment management, distribution and fund administration fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

We are also subject to market risk due to a decline in the market value of our investments, consisting primarily of marketable securities. At March 31, 2012, the fair value of marketable securities was $16.3 million. Assuming a 10.0% increase or decrease in the fair value of marketable securities at March 31, 2012, our net income would change by $1.4 million and our total comprehensive income would change by $1.6 million for the three months ended March 31, 2012.

Interest Rate Risk

At March 31, 2012, the Company has $15.0 million outstanding under its Credit Facility that has a variable interest rate. Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at the Company’s option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate, plus an applicable margin that ranges from 1.25% to 3.00%. At March 31, 2012, the interest rate in effect for the Credit Facility was 2.625%. A hypothetical 300 basis point change in interest rates for the three months ended March 31, 2012 would have changed our interest expense by approximately $0.1 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is regularly involved in litigation and arbitration as well as examinations, inquiries, and investigations by various regulatory bodies, including the SEC, involving its compliance with, among other things, securities laws, client investment guidelines, laws governing the activities of broker-dealers and other laws and regulations affecting our products and other activities. Legal and regulatory matters of this nature may involve activities as an employer, issuer of securities, investor, investment advisor, broker-dealer or taxpayer. The Company cannot predict the ultimate outcome of such legal claims or matters or in certain instances provide reasonable ranges of potential losses. As of the date of this report, the Company believes that the outcomes of its legal or regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on its consolidated financial statements. However, in the event of unexpected subsequent developments and given the inherent unpredictability of these legal and regulatory matters, there can be no assurance that our assessment of any claim, dispute, regulatory examination or investigation or other legal matter will reflect the ultimate outcome and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.

Item 1A.	Risk Factors

There have been no material changes to our risk factors previously reported in our 2011 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the fourth quarter of 2010, the Company implemented a share repurchase program allowing for the repurchase of up to 350,000 shares of the Company’s common stock. Under the terms of the program, the Company may repurchase its common stock from time to time in its discretion through open market repurchases and/or privately negotiated transactions, depending on price and prevailing market and business conditions. The program is intended to return capital to shareholders and to generally offset shares issued under equity-based plans. The program may be suspended or terminated at any time and the authorization for the program expires three years from inception. No shares were repurchased through the share repurchase programs during the three months ended March 31, 2012. As of March 31, 2012, 195,000 shares remained authorized for future repurchases under this program.

There were no unregistered sales of equity securities during the period covered by this Quarterly Report.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of the Registrant’ Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’ Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Registrant’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following information formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2012 and 2011 and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

**	In accordance with Rule 406T of Regulation S-T, the interactive data files in Exhibit 101 to this Quarterly Report shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed “filed” or part of any registration statement or prospectus filed for purposes of Section 11 or 12 of the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2012

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)