Form 10-Q
period 2012-06-30
VIRTUS INVESTMENT PARTNERS, INC.
filed 2012-08-07
CIK 883237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant’s common stock was 7,832,171 as of July 23, 2012.

VIRTUS INVESTMENT PARTNERS, INC.

“We,” “us,” “our,” the “Company” and “Virtus” as used in this Quarterly Report on Form 10-Q, refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Virtus Investment Partners, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2012	2011
($ in thousands, except share data)
Assets
Current Assets
Cash and cash equivalents	$48,685	$45,267
Trading securities, at fair value	12,674	12,526
Available-for-sale securities, at fair value	2,715	2,469
Accounts receivable, net	32,690	27,089
Deferred taxes, net	1,593	1,593
Prepaid expenses and other assets	3,870	3,651

Total current assets	102,227	92,595
Furniture, equipment, and leasehold improvements, net	7,031	5,453
Intangible assets, net	50,187	52,096
Goodwill	4,795	4,795
Deferred taxes, net	113,020	122,099
Long-term investments ($3,087 and $2,826 at fair value, respectively) and other assets	9,413	9,341

Total assets	$286,673	$286,379

Liabilities and Stockholders’ Equity
Current Liabilities
Accrued compensation and benefits	$20,558	$31,171
Accounts payable	5,922	5,031
Other accrued liabilities	6,473	5,661
Broker-dealer payable	4,827	4,794

Total current liabilities	37,780	46,657
Long-term debt	15,000	15,000
Lease obligations and other long-term liabilities	7,530	6,350

Total liabilities	60,310	68,007

Commitments and Contingencies (Note 12)
Series B redeemable convertible preferred stock (stated at liquidation value), $.01 par value, 45,000 shares authorized, 35,217 shares issued and outstanding, at December 31, 2011	—	35,217

Stockholders’ Equity
Common stock, $.01 par value, 1,000,000,000 shares authorized; 7,984,564 shares issued and 7,829,564 shares outstanding at June 30, 2012 and 6,343,295 shares issued and 6,188,295 shares outstanding at December 31, 2011	80	63
Additional paid-in capital	939,322	909,983
Accumulated deficit	(704,266)	(718,083)
Accumulated other comprehensive gain (loss)	21	(14)
Treasury stock, at cost, 155,000 shares at June 30, 2012 and December 31, 2011	(8,794)	(8,794)

Total stockholders’ equity	226,363	183,155

Total liabilities and stockholders’ equity	$286,673	$286,379

See Notes to Condensed Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
($ in thousands, except per share data)
Revenues
Investment management fees	44,878	$31,481	86,725	$60,312
Distribution and service fees	13,587	11,122	26,308	20,860
Administration and transfer agent fees	8,023	5,817	15,425	10,990
Other income and fees	330	482	758	861

Total revenues	66,818	48,902	129,216	93,023

Operating Expenses
Employment expenses	25,507	23,050	51,825	42,619
Distribution and administration expenses	15,796	12,367	34,719	23,444
Other operating expenses	9,035	7,936	16,928	15,286
Restructuring and severance	794	594	794	741
Depreciation and other amortization	436	485	759	974
Intangible asset amortization	997	1,011	1,985	2,057

Total operating expenses	52,565	45,443	107,010	85,121

Operating Income	14,253	3,459	22,206	7,902

Other Income (Expense)
Realized and unrealized gain (loss) on trading securities	(214)	278	1,010	839
Other income (expense)	—	3	—	(212)

Total other income (expense), net	(214)	281	1,010	627

Interest Income (Expense)
Interest expense	(274)	(192)	(475)	(403)
Interest and dividend income	171	65	277	111

Total interest expense, net	(103)	(127)	(198)	(292)

Income Before Income Taxes	13,936	3,613	23,018	8,237
Income tax expense	5,569	417	9,201	704

Net Income	8,367	3,196	13,817	7,533
Preferred stockholder dividends	—	(704)	—	(1,408)
Allocation of earnings to preferred stockholders	—	(449)	(64)	(1,103)

Net Income Attributable to Common Stockholders	8,367	2,043	13,753	5,022

Earnings per share - Basic	$1.08	$0.33	$1.81	$0.81

Earnings per share - Diluted	$1.04	$0.30	$1.71	$0.73

Weighted Average Shares Outstanding - Basic (in thousands)	7,763	6,238	7,615	6,238

Weighted Average Shares Outstanding - Diluted (in thousands)	8,081	6,887	8,023	6,898

See Notes to Condensed Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
($ in thousands)
Net income	$8,367	$3,196	$13,817	$7,533
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities, net of tax of $64 and $23 for the three and six months ended June 30, 2012, respectively	96	101	35	127

Other comprehensive income	96	101	35	127

Comprehensive income	8,463	3,297	13,852	7,660

Preferred stockholder dividends	—	(704)	—	(1,408)
Allocation of comprehensive income to preferred stockholders	—	(467)	(63)	(1,126)

Comprehensive income attributable to common stockholders	$8,463	$2,126	$13,789	$5,126

See Notes to Condensed Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2012	2011
($ in thousands)
Cash Flows from Operating Activities:
Net income	$13,817	$7,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	759	974
Intangible asset amortization	1,985	2,057
Stock-based compensation	3,750	2,518
Amortization of deferred commissions	5,561	3,609
Payments of deferred commissions	(5,336)	(6,546)
Equity in earnings of affiliates, net of dividends	—	223
Realized and unrealized gains on trading securities	(1,010)	(839)
Sale (purchase) of trading securities, net	862	(3,933)
Deferred income taxes	9,055	—
Changes in operating assets and liabilities:
Accounts receivable	(5,601)	(3,642)
Prepaid expenses and other assets	(255)	(522)
Accounts payable and accrued liabilities	(9,426)	(691)
Other liabilities	2,005	(685)

Net cash provided by operating activities	16,166	56

Cash Flows from Investing Activities:
Capital expenditures	(2,337)	(373)
Purchase of investment management contracts	—	(141)
Purchase of available-for-sale securities	(187)	(178)

Net cash used in investing activities	(2,524)	(692)

Cash Flows from Financing Activities:
Contingent consideration paid for acquired investment management contracts	(350)	(374)
Preferred stock dividends paid	—	(1,408)
Repurchase of common shares	—	(4,820)
Proceeds from exercise of stock options	1,334	410
Taxes paid related to net share settlement of restricted stock units	(11,208)	(485)

Net cash used in financing activities	(10,224)	(6,677)

Net increase (decrease) in cash and cash equivalents	3,418	(7,313)
Cash and cash equivalents, beginning of period	45,267	43,948

Cash and Cash Equivalents, end of period	$48,685	$36,635

Non-Cash Financing Activities:
Preferred stock conversion	$35,217	$0

See Notes to Condensed Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Business

Virtus Investment Partners, Inc. (the “Company,” “we,” “us,” “our” or “Virtus”), a Delaware corporation, operates in the investment management industry through its wholly-owned subsidiaries.

The Company provides investment management and related services to individual and institutional clients throughout the United States of America. Retail investment management services (including administrative services) are provided to individuals through products consisting of open-end mutual funds, closed-end funds, variable insurance funds and separately managed accounts. Separately managed accounts are offered to high net-worth individuals and include intermediary programs that are sponsored and distributed by unaffiliated broker-dealers, and individual direct managed account investment services that are sold and administered by the Company. Institutional investment management services are provided primarily to corporations, multi-employer retirement funds, public employee retirement systems, foundations and endowments and special purpose funds.

A subsidiary of the Bank of Montreal (“BMO”), owned 100% of the Company’s outstanding shares of Series B Convertible Preferred Stock (the “Series B”). On January 6, 2012, all of the outstanding shares of the Series B were converted into 1,349,300 shares of common stock.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of the Company’s financial condition and results of operations. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Material intercompany accounts and transactions have been eliminated. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.

3.	Intangible Assets, Net

Intangible assets, net are summarized as follows:

	June 30,	December 31,
	2012	2011
($ in thousands)
Definite-lived intangible assets:
Investment contracts	$197,143	$269,489
Accumulated amortization	(179,372)	(249,809)

Definite-lived intangible assets, net	17,771	19,680
Indefinite-lived intangible assets	32,416	32,416

Total intangible assets, net	$50,187	$52,096

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.	Intangible Assets, Net (continued)

Activity in intangible assets, net is as follows:

	Six Months Ended June 30,
	2012	2011
($ in thousands)
Intangible assets, net
Balance, beginning of period	$52,096	$52,977
Purchases	—	141
Amortization	(1,909)	(2,040)

Balance, end of period	$50,187	$51,078

4.	Marketable Securities

The Company’s marketable securities consist of both trading (including securities held by a broker-dealer affiliate) and available-for-sale securities. The composition of the Company’s marketable securities is summarized as follows:

June 30, 2012
		Unrealized	Unrealized	Fair
	Cost	Loss	Gain	Value
($ in thousands)
Trading:
Sponsored mutual funds and variable insurance funds	$8,230	($894)	$1,441	$8,777
Equity securities	3,568	—	329	3,897
Available-for-sale:
Sponsored closed-end funds	2,427	(30)	318	2,715

Total marketable securities	$14,225	($924)	$2,088	$15,389

December 31, 2011
		Unrealized	Unrealized	Fair
	Cost	Loss	Gain	Value
($ in thousands)
Trading:
Sponsored mutual funds and variable insurance funds	$9,195	($1,263)	$1,048	$8,980
Equity securities	3,434	(3)	115	3,546
Available-for-sale:
Sponsored closed-end funds	2,240	(38)	267	2,469

Total marketable securities	$14,869	($1,304)	$1,430	$14,995

At June 30, 2012 and December 31, 2011, all of the Company’s financial instruments that are measured at fair value, which consist solely of mutual funds, equity securities and non-qualified retirement plan assets in a rabbi trust in the amount of $3.1 million and $2.8 million, respectively, utilize a Level 1 valuation technique which, as defined in ASC 820, Fair Value Measurements and Disclosures, is quoted prices in active markets for identical assets or liabilities.

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.	Income Taxes

In calculating the provision for income taxes, the Company uses its best estimate of the annual effective tax rate. On a quarterly basis, the estimated annual effective tax rate is adjusted, as appropriate, based upon changes in facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.

The provision for income taxes includes U.S. federal, state and local taxes at an estimated annual effective tax rate of 40.0% and 8.5%, for the six months ended June 30, 2012 and 2011, respectively. The primary difference in the annual effective tax rate for the six months ended June 30, 2012 and 2011 was due to the changes in management’s assessment as to the realizability of deferred taxes. The Company released its valuation allowance during the fourth quarter of 2011 on all net deferred tax assets other than those related to capital losses and certain state net operating loss carryforwards where sufficient income was not expected to be generated before the relevant tax attributes expired unused. Prior to the release of the valuation allowance, the Company offset all changes in its deferred tax assets with a valuation allowance resulting in an effective tax rate substantially different from the applicable statutory tax rates. Following the valuation allowance release during the fourth quarter of fiscal year 2011, the Company records its taxes on substantially all of its operating income at the applicable statutory rates, as adjusted for permanent differences, without an offsetting valuation allowance.

6.	Series B Convertible Preferred Stock

On January 6, 2012, all 35,217 outstanding shares of the Series B converted into 1,349,300 shares of common stock pursuant to the conversion agreement entered into on October 27, 2011 between the Company and BMO, the holder of all of the outstanding Series B shares. As a result of the conversion, all of the preferred shares have been retired.

7.	Stockholders’ Equity

Changes in stockholders’ equity for the six months ended June 30, 2012 were as follows:

($ in thousands)
Balance at December 31, 2011	$183,155
Net income	13,817
Net unrealized gains on available-for-sale securities, net of tax	35
Conversion of Series B preferred shares	35,217
Issuance of common stock related to stock transactions	1,886
Taxes paid related to net share settlement of restricted stock units	(11,208)
Stock-based compensation	3,461

Balance at June 30, 2012	$226,363

Treasury Stock

During the three and six months ended June 30, 2012, the Company did not repurchase any common shares under the Company’s share repurchase program. During the three and six months ended June 30, 2011, the Company repurchased 35,000 and 85,000 common shares, respectively, at weighted-average prices per share of $57.17 and $56.65, respectively, under the Company’s share repurchase program. The total cost of treasury shares acquired by the Company during the three and six months ended June 30, 2011 was approximately $2.0 million and $4.8 million, respectively. At June 30, 2012, there were 195,000 shares of common stock remaining authorized for repurchase under the share repurchase program.

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income is summarized as follows:

Unrealized (losses) gains
on securities
available-for-sale
($ in thousands)
December 31, 2011	($14)
Current period other comprehensive income (net of tax of $23)	35

June 30, 2012	$21

9.	Related Party Transactions

In May 2006, the Company acquired the rights to advise, distribute and administer the Insight Funds from BMO Asset Management Corp. (f/k/a Harris Investment Management, Inc.), a subsidiary of BMO. BMO Asset Management Corp. and BMO are related parties of the Company.

Sub-advisory investment management fees, pursuant to its sub-advisory agreements with BMO Asset Management Corp., which are netted against investment management fees in the Company’s Condensed Consolidated Statements of Operations, and distribution and administration expenses paid or payable to BMO Asset Management Corp. are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
($ in thousands)
Sub-advisory investment management fees	$666	$778	$1,388	$1,617
Distribution and administration expenses	—	41	6	118

Total fees and expenses related to BMO Asset Management Corp.	$666	$819	$1,394	$1,735

At June 30, 2012 and December 31, 2011, $0.2 million and $0.2 million, respectively, were payable to BMO Asset Management, Inc. and its affiliates related to sub-advisory investment management fees and distribution fees in accordance with the above agreements.

10.	Stock-based Compensation

The Company has an Omnibus Incentive and Equity Plan (the “Plan”) under which officers, employees and directors may be granted equity-based awards, including restricted stock units (“RSUs”), stock options and unrestricted shares of common stock. At June 30, 2012, 556,542 shares of common stock remain available for issuance of the 1,800,000 shares that were authorized under the Plan. Each RSU entitles the holder to one share of Virtus common stock when the restriction expires. RSUs generally have a term of three years and may be time-vested or performance-contingent. Stock options generally vest over three years and have a contractual life of ten years. Stock options are granted with an exercise price equal to the fair market value of the shares at the date of grant. The fair value of each RSU is estimated using the intrinsic value method which is based on the fair market value price on the date of grant. Shares that are issued upon exercise of employee stock options and vesting of RSUs are newly issued shares and not issued from treasury stock.

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10.	Stock-based Compensation (continued)

Restricted Stock Units

RSU activity for the six months ended June 30, 2012 is summarized as follows:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding at December 31, 2011	576,704	$24.16
Granted	74,214	$81.07
Forfeited	(3,001)	$43.89
Settled	(373,339)	$13.20

Outstanding at June 30, 2012	274,578	$29.09

For the six months ended June 30, 2012, a total of 139,790 RSUs were withheld through net share settlement by the Company to settle employee tax withholding obligations. The Company paid $11.2 million in employee tax withholding obligations related to the RSUs withheld. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have been otherwise issued as a result of the vesting.

Stock Options

Stock option activity for the six months ended June 30, 2012 is summarized as follows:

		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding at December 31, 2011	352,942	$20.21
Granted	—	$0.00
Exercised	(45,481)	$29.31
Forfeited	(1,563)	$28.58

Outstanding at June 30, 2012	305,898	$18.82

During the three months ended June 30, 2012 and 2011, the Company recognized $2.1 million and $1.7 million, respectively, in total stock-based compensation expense. During the six months ended June 30, 2012 and 2011, the Company recognized $3.7 million and $2.5 million, respectively, in total stock-based compensation expense. As of June 30, 2012, unamortized stock-based compensation expense for unvested RSUs and stock options was $9.4 million and $0.3 million, respectively, with weighted-average remaining amortization periods of 1.7 years and 1.1 years, respectively.

11.	Earnings per Share

Net income per common share reflects application of the two-class method. The Company’s Series B shareholders were entitled to participate in any dividends paid on shares of the Company’s common stock on a pro rata basis with the holders of the Company’s common stock. Under the two-class method, during periods of net income, participating securities are allocated a proportional share of net income. During periods of net loss, no effect is given to participating securities since they do not share in the losses of the Company. Participating securities have the effect of diluting both basic and diluted earnings per share (“EPS”) during periods of net income. The application of the two-class method is no longer applicable to periods subsequent to the conversion of all of the outstanding Series B. See Note 6 for additional information.

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

The computation of basic and diluted EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
($ in thousands, except per share amounts)
Net Income	$8,367	$3,196	$13,817	$7,533
Preferred stockholder dividends	—	(704)	—	(1,408)
Allocation of earnings to preferred stockholders	—	(449)	(64)	(1,103)

Net Income Attributable to Common Stockholders	$8,367	$2,043	$13,753	$5,022

Shares:
Basic: Weighted-average number of shares outstanding	7,763	6,238	7,615	6,238
Plus: Incremental shares from assumed conversion of dilutive instruments	318	649	408	660

Diluted: Weighted-average number of shares outstanding	8,081	6,887	8,023	6,898

Earnings per share - basic	$1.08	$0.33	$1.81	$0.81
Earnings per share - diluted	$1.04	$0.30	$1.71	$0.73

For the three and six months ended June 30, 2012 and June 30, 2011 there were no non-participating securities excluded from the above computation of weighted-average shares for diluted EPS.

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

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

We provide our products in a number of forms and through multiple distribution channels. Our retail products include open-end mutual funds, closed-end funds, variable insurance funds and separately managed accounts. Our fund family of open-end funds is distributed primarily through intermediaries. Our closed-end funds trade on the New York Stock Exchange. Our variable insurance funds are available as investment options in variable annuities and life insurance products distributed by insurance companies. Retail separately managed accounts are comprised of intermediary programs, sponsored and distributed by unaffiliated brokerage firms, and private client accounts, which are offerings to the high net-worth clients of our affiliated managers. We also manage institutional accounts for corporations, multi-employer retirement funds, public employee retirement systems, foundations and endowments and special purpose funds. Our earnings are primarily driven by asset-based investment management fees charged on these various products. These fees are based on a percentage of assets under management and are calculated using daily or weekly average assets or assets at the end of the preceding quarter.

Financial Highlights

Total sales of $3.2 billion in the second quarter of 2012 increased $0.5 billion or 20.0% from $2.6 billion in the second quarter of 2011, driven by higher long-term open-end mutual fund sales. Financial highlights include:

•	Long-term open-end mutual fund sales increased $0.3 billion or 12.7% to $2.8 billion in the second quarter of 2012 from $2.4 billion in the second quarter of 2011.

•

Second quarter 2012 total positive net flows of $1.4 billion, primarily from long-term open-end mutual fund sales, contributed to the increase in assets under management to $38.8 billion at June 30, 2012 from $38.0 billion at March 31, 2012.

•

Total revenue was $66.8 million in the second quarter of 2012, an increase of 36.6% from $48.9 million in the second quarter of 2011, and investment management fees increased 42.6% in the second quarter of 2012 to $44.9 million from $31.5 million in the second quarter of 2011.

Assets Under Management

At June 30, 2012, we managed $38.8 billion in total assets, representing an increase of $5.5 billion or 16.5%, from the $33.3 billion managed at June 30, 2011. Long-term assets under management, which exclude cash management products, were $37.0 billion at June 30, 2012, an increase of 21.1% from June 30, 2011 and an increase of 15.0% from December 31, 2011. Average assets under management, which generally correspond to our fee-earning asset levels, were $37.2 billion for the six months ended June 30, 2012, an increase of 17.3% from $31.8 billion for the six months ended June 30, 2011.

The increase in assets under management for the three months ended June 30, 2012 was due primarily to overall positive net flows of $1.4 billion offset by market depreciation of $0.2 billion and the early liquidation of one of our structured finance products of $0.4 billion. The positive net flows were primarily the result of strong sales of long-term open-end mutual fund products. Our best selling open-end mutual fund, Virtus Emerging Markets Opportunities Fund, represented 33.7% of long-term open-end mutual fund sales for the three months ended June 30, 2012, compared to the same period in 2011 when our best selling open-end mutual fund, Virtus Premium Alpha-Sector Fund, represented 36.2% of long-term open-end mutual fund sales.

The increase in assets under management for the six months ended June 30, 2012 was due primarily to overall positive net flows of $3.3 billion and market appreciation of $2.0 billion offset by the early liquidation of one of our structured finance products of $0.4 billion. The positive net flows were primarily the result of strong sales of long-term open-end mutual fund products and the launch of a new closed-end fund, Virtus Global Income Fund Inc. (NYSE:VGI) during the first quarter of 2012. Our best selling open-end mutual fund, Virtus Emerging Markets Opportunities Fund, represented 33.3% of long-term open-end mutual fund sales for the six months ended June 30, 2012, compared to the same period in 2011 when our best selling open-end mutual fund, Virtus Premium Alpha-Sector Fund, represented 31.2% of long-term open-end mutual fund sales.

Market appreciation for assets under management for the three and six months ended June 30, 2012 was consistent with the performance of the securities markets during the same period.

Assets Under Management by Product

The following table summarizes our assets under management by product:

	As of June 30,
	2012	2011
($ in millions)
Retail Assets
Mutual fund assets
Long-term open-end funds	$21,126.1	$15,471.8
Closed-end funds	6,051.6	4,545.0
Money market open-end funds	1,818.7	2,122.6

Total mutual fund assets	28,996.4	22,139.4

Variable Insurance Funds	1,295.9	1,511.6

Separately managed accounts
Intermediary sponsored programs	2,334.6	2,151.4
Private client accounts	2,033.1	1,939.6

Total managed account assets	4,367.7	4,091.0

Total retail assets	34,660.0	27,742.0

Institutional Assets
Institutional accounts	3,498.5	4,488.3
Structured finance products	680.4	1,094.0

Total institutional assets	4,178.9	5,582.3

Total Assets Under Management	$38,838.9	$33,324.3

Average Assets Under Management	$37,245.9	$31,754.3

Assets Under Management by Asset Class

The following table summarizes our assets under management by asset class:

	As of June 30,
	2012	%	2011	%
($ in millions)
Asset Class
Equity	$22,296.8	57.4%	$17,493.5	52.5%
Fixed Income	14,680.1	37.8%	13,028.9	39.1%
Cash	1,862.0	4.8%	2,801.9	8.4%

Total	$38,838.9	100.0%	$33,324.3	100.0%

Asset Flows by Product

The following table summarizes our asset flows by product:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
($ in millions)
Mutual Funds - Long-term Open-end
Beginning balance	$19,955.1	$13,590.9	$16,896.6	$11,801.2
Inflows	2,754.0	2,443.4	5,642.7	4,687.9
Outflows	(1,363.1)	(805.8)	(2,566.1)	(1,728.9)

Net flows	1,390.9	1,637.6	3,076.6	2,959.0
Market appreciation (depreciation)	(253.3)	285.0	1,155.0	763.7
Other (1)	33.4	(41.8)	(2.1)	(52.2)

Ending balance	$21,126.1	$15,471.7	$21,126.1	$15,471.7

Mutual Funds - Closed-end
Beginning balance	$5,992.3	$4,508.8	$5,675.6	$4,321.2
Inflows	9.6	—	215.0	98.0
Outflows	—	—	—	—

Net flows	9.6	—	215.0	98.0
Market appreciation	135.7	116.8	224.9	286.7
Other (1)	(86.0)	(80.5)	(63.9)	(160.8)

Ending balance	$6,051.6	$4,545.1	$6,051.6	$4,545.1

Mutual Funds - Money Market Open-end
Beginning balance	$1,803.4	$2,614.6	$2,294.8	$2,915.5
Other (1)	15.3	(492.0)	(476.1)	(792.9)

Ending balance	$1,818.7	$2,122.6	$1,818.7	$2,122.6

Variable Insurance Funds
Beginning balance	$1,395.8	$1,553.3	$1,308.6	$1,538.5
Inflows	8.3	5.5	19.0	11.9
Outflows	(60.6)	(70.0)	(125.1)	(145.5)

Net flows	(52.3)	(64.5)	(106.1)	(133.6)
Market appreciation (depreciation)	(47.6)	22.8	93.4	105.7
Other (1)	—	—	—	1.0

Ending balance	$1,295.9	$1,511.6	$1,295.9	$1,511.6

Separately Managed Accounts (2)
Beginning balance	$4,304.6	$4,005.1	$3,933.8	$3,833.0
Inflows	342.0	152.1	650.0	364.1
Outflows	(231.6)	(173.8)	(483.9)	(371.9)

Net flows	110.4	(21.7)	166.1	(7.8)
Market appreciation (depreciation)	(42.3)	115.8	356.7	337.3
Other (1)	(5.0)	(8.2)	(88.9)	(71.5)

Ending balance	$4,367.7	$4,091.0	$4,367.7	$4,091.0

Institutional Products (2) (3)
Beginning balance	$4,590.7	$5,639.2	$4,478.2	$5,063.9
Inflows	61.0	44.4	163.3	93.3
Outflows	(126.7)	(135.6)	(245.3)	(204.8)

Net flows	(65.7)	(91.2)	(82.0)	(111.5)
Market appreciation	9.7	61.3	127.1	166.0
Other (1)	(355.8)	(27.0)	(344.4)	463.9

Ending balance	$4,178.9	$5,582.3	$4,178.9	$5,582.3

Total
Beginning balance	$38,041.9	$31,911.9	$34,587.6	$29,473.3
Inflows	3,174.9	2,645.4	6,690.0	5,255.2
Outflows	(1,782.0)	(1,185.2)	(3,420.4)	(2,451.1)

Net flows	1,392.9	1,460.2	3,269.6	2,804.1
Market appreciation (depreciation)	(197.8)	601.7	1,957.1	1,659.4
Other (1)	(398.1)	(649.5)	(975.4)	(612.5)

Ending balance	$38,838.9	$33,324.3	$38,838.9	$33,324.3

(1)	Comprised of open-end and closed-end mutual fund distributions, net flows of cash management strategies, net flows and market appreciation (depreciation) on structured products, and net flows from non-sales related activities such as asset acquisitions (dispositions) and the impact of leverage on assets under management. For the three and six months ended June 30, 2011, closed-end mutual fund dividends distributed were previously included in market appreciation (depreciation) and have been reclassified to “Other” to conform with the current period classification.

(2)	Excluding cash management products, Separately Managed Accounts and Institutional Products ending assets under management were:

	As of June 30,
	2012	2011
Separately Managed Accounts-Ending Assets	$4,325.7	$4,035.9
Institutional Products-Ending Assets	$4,178.9	$4,958.1

(3)	Institutional Products consists of Institutional Accounts and Structured Products. Prior period presented include separate rollforwards for Institutional Accounts and Structured Products.

Average Fee Earning Assets Under Management and Average Basis Points

The following table summarizes the average amount of fee earning assets under management and the average management fee earned expressed in basis points for the periods shown:

	Three Months Ended June 30,
	Average Fees Earned		Average Fee Earning Assets
	(expressed in BPs)		($ in millions)
	2012	2011	2012	2011
Products
Mutual Funds - Long-term Open-End(1)	50	42	$20,360.1	$14,662.5
Mutual Funds - Closed-End (1)	59	53	5,924.8	4,507.7
Mutual Funds - Money Market (1)	5	4	1,787.0	2,522.2
Variable Insurance Funds (1)	45	39	1,316.1	1,531.0
Separately Managed Accounts (2)	51	49	4,304.6	4,005.1
Institutional Products (2)	31	27	4,510.9	5,577.4

All Products	47	39	$38,203.5	$32,805.9

	Six Months Ended June 30,
	Average Fees Earned		Average Fee Earning Assets
	(expressed in BPs)		($ in millions)
	2012	2011	2012	2011
Products
Mutual Funds - Long-term Open-End(1)	50	42	$19,497.5	$13,686.3
Mutual Funds - Closed-End (1)	59	52	5,843.9	4,473.7
Mutual Funds - Money Market (1)	4	4	1,892.3	2,650.0
Variable Insurance Funds (1)	47	39	1,341.8	1,540.7
Separately Managed Accounts (2)	51	49	4,119.2	3,919.1
Institutional Products (2)	30	27	4,551.2	5,484.5

All Products	47	38	$37,245.9	$31,754.3

(1)	Average fees earned are net of unaffiliated sub-advisory fees, fund expense reimbursements and advisory fee waivers.

(2)	Excluding cash management products, Separately Managed Accounts and Institutional Products average assets under management and average net fees earned were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Separately Managed Accounts-Average Assets	$4,263.6	$3,943.5	$4,119.2	$3,919.1
Separately Managed Accounts-Average Fees (in basis points)	52	49	51	49
Institutional Products-Average Assets	$4,506.5	$4,919.4	$4,551.2	$5,484.5
Institutional Products-Average Fees (in basis points)	31	30	30	27

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

Average fees earned increased for the three and six months ended June 30, 2012 compared to the corresponding periods in the prior year as equity products, which generally have higher fees, represented a higher percentage of our assets under management due to strong sales and positive flows. Average fees earned on long-term open-end mutual funds also increased for the three and six months ended June 30, 2012 as compared to the same period in 2011 due to the internalization during the second quarter of 2011 of the Newfleet Multi-Sector portfolio management team, and the corresponding elimination of the prior sub-advisory fees. Average fees earned on long-term closed-end mutual funds also increased for the three and six months ended June 30, 2012 as compared to the same period in 2011 due to the addition of the Duff & Phelps Global Utility Income Fund Inc. during the third quarter of 2011. Average fees earned on variable insurance funds increased for the three and six months ended June 30, 2012 as compared to the same period in 2011 due to a decrease in fund reimbursements over the same periods.

Results of Operations

Summary Financial Data

	Three Months Ended		Increase/	Six Months Ended		Increase/
	June 30,		(Decrease)	June 30,		(Decrease)
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
($ in thousands)
Results of Operations
Investment management fees	$44,878	$31,481	$13,397	$86,725	$60,312	$26,413
Other revenue	21,940	17,421	4,519	42,491	32,711	9,780

Total revenues	66,818	48,902	17,916	129,216	93,023	36,193

Operating expenses	51,568	44,432	7,136	105,025	83,064	21,961
Intangible asset amortization	997	1,011	(14)	1,985	2,057	(72)

Total expenses	52,565	45,443	7,122	107,010	85,121	21,889

Operating income	14,253	3,459	10,794	22,206	7,902	14,304
Other income (expense)	(214)	281	(495)	1,010	627	383
Interest expense, net	(103)	(127)	24	(198)	(292)	94

Income before income taxes	13,936	3,613	10,323	23,018	8,237	14,781
Income tax expense	5,569	417	5,152	9,201	704	8,497

Net income	8,367	3,196	5,171	13,817	7,533	6,284
Preferred stockholder dividends	—	(704)	704	—	(1,408)	1,408
Allocation of earnings to preferred stockholders	—	(449)	449	(64)	(1,103)	1,039

Net income attributable to common stockholders	$8,367	$2,043	$6,324	$13,753	$5,022	$8,731

Revenues

Revenues by source are as follows:

	Three Months Ended		Increase/	Six Months Ended		Increase/
	June 30,		(Decrease)	June 30,		(Decrease)
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
($ in thousands)
Investment management fees
Mutual funds	$34,454	$21,378	$13,076	$66,204	$40,301	$25,903
Separately managed accounts	5,495	4,843	652	10,528	9,539	989
Institutional accounts	2,683	2,966	(283)	5,275	5,858	(583)
Structured finance products	760	807	(47)	1,591	1,604	(13)
Variable insurance funds	1,486	1,487	(1)	3,127	3,010	117

Total investment management fees	44,878	31,481	13,397	86,725	60,312	26,413
Distribution and service fees	13,587	11,122	2,465	26,308	20,860	5,448
Administration and transfer agent fees	8,023	5,817	2,206	15,425	10,990	4,435
Other income and fees	330	482	(152)	758	861	(103)

Total revenues	$66,818	$48,902	$17,916	$129,216	$93,023	$36,193

Investment Management Fees

Investment management fees are earned based on a percentage of assets under management, and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payment. Investment management fees increased $13.4 million or 42.6% for the three months ended June 30, 2012, compared to the same period in the prior year, due to a 16.5% increase in average fee earning assets under management and an increase in average management fee rates compared to the same period in the prior year. The increase in average fee earning assets under management for the three months ended June 30, 2012 was due primarily to overall positive net flows of $1.4 billion primarily from strong sales of long-term open-end mutual funds.

Investment management fees increased $26.4 million or 43.8% for the six months ended June 30, 2012, compared to the same period in the prior year due to a 17.3% increase in average fee earning assets under management and an increase in average management fee rates compared to the same period in the prior year. The increase in average fee earning assets under management for the six months ended June 30, 2012 was due primarily to overall positive net flows of $3.3 billion primarily from strong sales of long-term open-end mutual funds and market appreciation of $2.0 billion.

Distribution and Service Fees

Distribution and service fees, which are asset-based fees earned from open-end mutual funds and variable insurance funds, for distribution services we perform on their behalf, increased by $2.5 million or 22.2% and $5.4 million or 26.1%, respectively, for the three and six months ended June 30, 2012 compared to the same periods in the prior year due to higher assets under management. The increase in fees also resulted in a corresponding increase in trail commissions, which are a component of distribution expenses. Trail commissions represent asset-based payments to our distribution partners based on a percentage of our assets under management.

Administration and Transfer Agent Fees

Administration and transfer agent fees represent fees earned for fund administration and transfer agent services from our open-end mutual funds, variable insurance funds and certain of our closed-end funds. Administration and transfer agent fees increased $2.2 million or 37.9% and $4.4 million or 40.4%, respectively, for the three and six months ended June 30, 2012 compared to the same periods in the prior year due to higher assets under management.

Other Income and Fees

Other income and fees primarily represent fees earned for the distribution of unaffiliated products. Other income and fees decreased $0.2 million or 31.5% and $0.1 million or 12.0%, respectively, for the three and six months ended June 30, 2012 compared to the same periods in the prior year due to a decrease in fees earned for the distribution of unaffiliated products.

Operating Expenses

Operating expenses by category were as follows:

	Three Months Ended		Increase/	Six Months Ended		Increase/
	June 30,		(Decrease)	June 30,		(Decrease)
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
($ in thousands)
Operating expenses
Employment expenses	$25,507	$23,050	$2,457	$51,825	$42,619	$9,206
Distribution and administrative expenses	15,796	12,367	3,429	34,719	23,444	11,275
Other operating expenses	9,471	8,421	1,050	17,687	16,260	1,427
Restructuring and severance	794	594	200	794	741	53
Intangible asset amortization	997	1,011	(14)	1,985	2,057	(72)

Total operating expenses	$52,565	$45,443	$7,122	$107,010	$85,121	$21,889

Employment Expenses

Employment expenses primarily consist of fixed and variable compensation and related employee benefit costs. Employment expenses increased $2.5 million or 10.7% in the three months ended June 30, 2012, compared to the same period in the prior year primarily due to increases in variable compensation. The increases in variable compensation are the result of higher sales and increased profitability and operating results in the second quarter of 2012 compared to the second quarter of 2011.

Employment expenses increased $9.2 million or 21.6% in the six months ended June 30, 2012 compared to the same period in the prior year primarily due to $3.0 million in additional employment expenses for the six months ended June 30, 2012. The additional employment expenses are related to the addition of the Newfleet Multi-Sector team during the second quarter of 2011 and increases in variable compensation, including $0.3 million of VGI sales costs from the launch of a new closed-end fund during the first quarter of 2012, as well as $0.9 million in additional payroll-related tax expense compared to the same period in the prior year due to higher annual incentive compensation payments and equity awards vesting.

Distribution and Administrative Expenses

Distribution and administrative expenses primarily consist of payments to, broker-dealers and other third-parties for providing services to investors in our sponsored funds, including marketing support services. These payments are generally based on percentages of either assets under management or sales. These expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized over the periods in which commissions are generally recovered from distribution fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares. Distribution and administrative expenses increased $3.4 million or 27.7% in the three months ended June 30, 2012, compared to the same period in the prior year primarily due to increases in asset-based trail commissions paid to our distribution partners, which increased $2.3 million consistent with increases in our assets under management. Trail commissions are fees we pay to broker-dealers for providing sales, marketing and distribution services to investors of our mutual funds. Also contributing to the increase were higher sales-based fees paid to third party distribution partners and amortization of deferred sales commissions, which increased $1.1 million due to higher assets under management.

Distribution and administrative expenses increased $11.3 million or 48.1% in the six months ended June 30, 2012, compared to the same period in the prior year primarily due to closed-end fund structuring costs of $3.9 million incurred in connection with the launch of the VGI closed-end fund during the first quarter of 2012 and increases in asset-based trail commissions paid to our distribution partners, which increased $4.2 million consistent with increases in our assets under management. Also contributing to the increase were higher sales-based fees paid to third party distribution partners and amortization of deferred sales commissions, which increased $3.2 million due to higher assets under management.

Other Operating Expenses

Other operating expenses primarily consist of investment research costs, professional fees, travel and entertainment costs, rent and occupancy expenses and other miscellaneous costs. Other operating expenses increased $1.1 million or 12.5% in the three months ended June 30, 2012 compared to the same period in the prior year primarily due to an increase in travel and entertainment costs associated with the expansion of the retail distribution team as well as an increase in professional fees.

Other operating expenses increased $1.4 million or 8.8% in the six months ended June 30, 2012 compared to the same period in the prior year primarily due to un-reimbursed offering costs of $0.2 million related to the launch of the VGI closed-end fund during first quarter of 2012 and an increase in travel and entertainment costs and professional fees.

Restructuring and Severance

Restructuring and severance increased $0.2 million or 33.7% and less than $0.1 million or 7.2%, respectively, in the three and six months ended June 30, 2012 compared to the corresponding prior year periods. During the three and six months ended June 30, 2012, we incurred $0.8 million of severance costs. During the three and six months ended June 30, 2011, we incurred $0.6 million and $0.7 million, respectively, of severance costs.

Intangible Asset Amortization

Intangible asset amortization expense primarily consists of the straight-line amortization of acquired investment advisory contracts recorded as definite-lived intangible assets over estimated useful lives. Amortization expense decreased less than $0.1 million or 1.4% and $0.1 million or 3.5%, respectively, in the three and six months ended June 30, 2012 compared to the same periods in the prior year due to certain definite lived intangible assets becoming fully amortized in the last twelve months.

Other Income (Expense), net

Other income (expense), net primarily consists of realized and unrealized gains and losses recorded on trading securities. Other income (expense), net decreased $0.5 million or 176.2% and increased $0.4 million or 61.2%, respectively, in the three and six months ended June 30, 2012 compared to the same periods in the prior year due primarily to changes in the market value of trading securities during the current periods.

Interest Expense, net

Interest expense, net is attributable primarily to our long-term debt and is reported net of interest and dividend income earned on cash equivalents and investments. Interest expense, net decreased slightly for the three and six months ended June 30, 2012 compared to the same periods in the prior year due to interest and dividend income increasing by less than $0.1 million or 18.4% for the three months ended June 30, 2012 and $0.1 million or 32.1% for the six months ended June 30, 2012. Interest and dividend income earned on our cash equivalents and marketable securities increased but was offset by an increase in interest expense of $0.1 million from state and local tax related payments for the three and six months ended June 30, 2012. Our effective interest rate on long-term borrowings outstanding under our Credit Facility, inclusive of the amortization of deferred financing costs, was 4.58% as of June 30, 2012 compared to 4.38% as of June 30, 2011.

Income Tax Expense

The provision for income taxes includes U.S. federal, state and local taxes at an estimated annual effective tax rate of 40.0% and 8.5%, for the six months ended June 30, 2012 and 2011, respectively. The primary difference in the annual effective tax rate for the six months ended June 30, 2012 and 2011 was due to the changes in management’s assessment as to the realizability of deferred taxes. The Company released its valuation allowance during the fourth quarter of 2011 on all net deferred tax assets other than those related to capital losses and certain state net operating loss carryforwards where sufficient income was not expected to be generated before the relevant tax attributes expired unused. Prior to the release of the valuation allowance, the Company offset all changes in its deferred tax assets with a valuation allowance resulting in an effective tax rate substantially different from the applicable statutory tax rates. Following the valuation allowance release during the fourth quarter of fiscal year 2011, the Company records its taxes on substantially all of its operating income at the applicable statutory rates, as adjusted for permanent differences, without an offsetting valuation allowance.

Liquidity and Capital Resources

Certain Financial Data

The following table summarizes certain key financial data relating to our liquidity and capital resources:

	June 30,	December 31,
	2012	2011
($ in thousands)
Balance Sheet Data
Cash and cash equivalents	$48,685	$45,267
Marketable securities	15,389	14,995
Long-term debt	15,000	15,000
Convertible preferred stock (1)	—	35,217
Working capital (2)	64,447	45,938

	Six Months Ended June 30,
	2012	2011
Cash Flow Data
Provided by (used in):
Operating activities	$16,166	$56
Investing activities	(2,524)	(692)
Financing activities	(10,224)	(6,677)

(1)	On January 6, 2012, all 35,217 outstanding shares of the Company’s Series B Convertible Preferred Stock converted into 1,349,300 shares of common stock pursuant to the conversion agreement entered into on October 27, 2011 between the Company and BMO, the holder of the outstanding Series B shares. As a result of the conversion, all of the preferred shares have been retired.
(2)	Working capital is defined as current assets less current liabilities.

Capital Requirements

Our investment management business does not require us to maintain significant capital balances. Our short-term capital requirements, which we consider to be those capital requirements due within one year, include payment of annual incentive compensation, salary costs and other operating expenses primarily comprised of investment research costs, professional fees and rent and occupancy expenses. Incentive compensation, which is generally the Company’s largest annual operating cash payment, is paid in the first quarter of the year. In the first quarter of 2012 and 2011, we paid approximately $24.8 million and $14.5 million, respectively, in incentive compensation related to incentives that were earned during the years ended December 31, 2011 and 2010. Short-term capital requirements may also be affected by employee withholding tax payments related to net share settlement upon vesting of restricted stock units (“RSUs”). The amount we pay in future periods will vary based on our stock price, the number of RSUs vesting during the period and whether we and our employees elect to satisfy withholding taxes through net share settlement. For the six months ended June 30, 2012, a total of 139,790 RSUs were withheld through net share settlement by the Company to settle employee tax withholding obligations. The Company paid $11.2 million in employee tax withholding obligations related to the RSUs withheld. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have been otherwise issued as a result of the vesting.

We currently maintain a significant portion of our assets in highly liquid positions primarily comprised of cash and cash equivalents, accounts receivable and trading and available-for-sale securities. Our working capital was $64.4 million as of June 30, 2012 an increase of $18.5 million from $45.9 million as of December 31, 2011. We believe our working capital and cash flows from operations will be adequate to meet our short term capital requirements.

Future capital requirements include principal payments on our outstanding Credit Facility, which matures in September 2013, capital expenditures and other strategic initiatives.

Uses of Capital

We expect that our main uses of cash will be to (i) invest in our organic growth, including our distribution efforts and closed-end fund launches, (ii) seed new investment strategies and mutual funds to ensure a strong pipeline of future saleable products, (iii) fund ongoing and potential investments in our infrastructure to achieve greater economies of scale and a more efficient overall cost structure, (iv) acquire shares of our common stock and (v) invest in inorganic growth opportunities as they arise.

We believe we will be able to fund these uses of capital with existing working capital levels and with cash flows from operations. We also have the ability to issue equity or debt securities and borrow under our current Credit Facility. Our ability to meet our future cash needs will depend upon our future operating performance and the level and mix of assets under management, as well as general economic conditions. Current or unexpected events that could require additional liquidity may occur affecting our results of operations, access to financing and generation of cash.

Capital and Reserve Requirements

We have a subsidiary that is a broker-dealer registered with the SEC and is therefore subject to certain rules regarding minimum net capital, as defined by those rules. The subsidiary is required to maintain a ratio of “aggregate indebtedness” to “net capital,” as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us including additional reporting requirements, tighter ratios and business interruption. At June 30, 2012 and 2011, the ratio of aggregate indebtedness to net capital of the broker-dealer was below the maximum allowed and our net capital was significantly in excess of that required.

Balance Sheet

Cash and cash equivalents consist of cash in banks and highly liquid money market mutual fund investments. Cash and cash equivalents typically increase in the second, third and fourth quarters of the year as we record, but do not pay, variable incentive compensation. Historically, annual incentives are paid in the first quarter of the year. Marketable securities consist primarily of highly liquid investments in our affiliated mutual funds. We provide capital to launch sponsored funds and incubate new investment strategies in their early stages of development. At June 30, 2012 and December 31, 2011, our long-term debt balance was $15.0 million.

Operating Cash Flow

Net cash provided by operating activities of $16.2 million for the six months ended June 30, 2012 increased by $16.1 million from net cash provided by operating activities of $0.1 million in the same period in the prior year due primarily to increases in our revenues based on higher average assets under management, a decrease in the purchases of trading securities offset by higher annual incentive compensation payments and the timing of certain operating expense payments. Cash flows from operating activities for the six months ended June 30, 2012 includes the expected utilization of deferred tax assets to reduce current taxes payable in the amount of $9.1 million.

Investing Cash Flow

Net cash used in investing activities consists of capital expenditures related to our business operations, the purchase of investment management contracts and the reinvestment of dividends in our sponsored mutual funds that are classified as available-for-sale securities. The $2.3 million of capital expenditures for the six months ended June 30, 2012 was primarily related to leasehold improvements.

Financing Cash Flow

Net cash used in financing activities of $10.2 million for the six months ended June 30, 2012 increased by $3.5 million from $6.7 million in the same period in the prior year primarily due to no common stock repurchases and no preferred stock dividends paid offset by increased payments to settle tax withholding obligations for the net share settlement of RSUs and increased proceeds received related to stock option exercises for the six months ended June 30, 2012.

Long-term Debt

The Company has a Credit Facility, as amended, on October 27, 2011 that matures in September 2013. The Credit Facility provides borrowing capacity of up to $30.0 million, with a $2.0 million sub-limit for the issuance of standby letters of credit. Borrowings under the Credit Facility may not at any time exceed a minimum asset coverage ratio of 1.25 which in general represents the sum of the Company’s cash, marketable securities and investment management fee receivables, excluding certain specified assets, to total outstanding indebtedness (including outstanding letters of credit). The Credit Facility is collateralized by substantially all of the assets of the Company. Throughout the quarter, $15.0 million was outstanding under the Credit Facility. As of June 30, 2012, the Company had the capacity to draw on the remaining amount of the Credit Facility.

Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at the Company’s option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate (as defined in the Credit Facility agreement), plus an applicable margin, that ranges from 1.25% to 3.00%. At June 30, 2012, the interest rate in effect for the Credit Facility was 2.5%, exclusive of the amortization of deferred financing costs. Under the terms of the Credit Facility the Company is also required to pay certain fees, including an annual commitment fee of 0.50% on undrawn amounts and a letter of credit participation fee at an annual rate equal to the applicable margin as well as any applicable fronting fees, each of which is payable quarterly in arrears.

The Credit Facility contains customary restrictive covenants, including covenants that restrict (subject in certain instances to minimum thresholds or exceptions) the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create liens, merge or make acquisitions, dispose of assets, enter into leases, sale/leasebacks or acquisitions of capital stock, and make distributions, dividends, loans, guarantees, investments or capital expenditures, among other things. The payment of dividends may not exceed 75.0% of free cash flow (as defined in the Credit Facility agreement) for any quarter and are also restricted from being declared and paid if a default or event of default exists. On October 27, 2011, the Company amended the Credit Facility to exclude closed-end fund structuring costs from the definition of free cash flow and to allow during the period from October 1, 2011 to December 31, 2011, one or more additional restricted payments in an aggregate amount not in excess of $3.0 million. In addition, the Credit Facility contains certain financial covenants, the most restrictive of which include: (i) minimum required consolidated net worth as of any fiscal quarter end (total stockholders’ equity plus the liquidation preference of outstanding convertible preferred shares) to be at least $65.0 million, plus adjustments for net income, redemptions of convertible securities and equity issuances, if any, after September 1, 2009, (ii) minimum consolidated assets under management (excluding money market funds) of $15.0 billion as of each quarter end through March 31, 2012 and $18.0 billion as of any quarter end thereafter, (iii) minimum liquid assets having a fair value not less than $7.5 million, (iv) a minimum interest coverage ratio (generally, adjusted EBITDA to interest expense as defined in and for the period specified in the Credit Facility agreement) of at least 3.00:1, and (v) a leverage ratio (generally, total indebtedness as of any date to adjusted EBITDA as defined in and for the period specified in the Credit Facility agreement) of no greater than 2.75:1. For purposes of the Credit Facility, adjusted EBITDA generally means, for any period, net income of the Company before interest expense, income taxes, depreciation and amortization expense, and excluding non-cash stock-based compensation, unrealized mark-to-market gains and losses, certain severance, and certain non-cash non-recurring gains and losses as described in and specified under the Credit Facility agreement. At June 30, 2012, the Company was in compliance with all financial covenants.

The Credit Facility agreement also contains customary provisions regarding events of default which could result in an acceleration of amounts due under the facility, including failure to pay principal or interest when due, failure to satisfy or comply with covenants, change of control, certain judgments, invalidation of liens, and cross-default to other debt obligations.

Contractual Obligations

Our contractual obligations are summarized in our Annual Report on Form 10-K for the year ended December 31, 2011. As of June 30, 2012, there have been no material changes outside of the ordinary course in our contractual obligations since December 31, 2011.

Critical Accounting Policies and Estimates

Our financial statements and the accompanying notes are prepared in accordance with Generally Accepted Accounting Principles, which requires the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our 2011 Annual Report on Form 10-K. There were no changes in our critical accounting policies in the six months ended June 30, 2012.

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

Market Risk

Our exposure to market risk is directly related to our role as investment advisor for the funds and accounts we manage as investment advisor. Substantially all of our revenue for the three and six months ended June 30, 2012 and 2011 was derived from investment management, distribution and fund administration fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

We are also subject to market risk due to a decline in the market value of our investments, consisting primarily of marketable securities. At June 30, 2012, the fair value of marketable securities was $15.4 million. Assuming a 10.0% increase or decrease in the fair value of marketable securities at June 30, 2012, our net income would change by $1.3 million and our total comprehensive income would change by $1.5 million for the three and six months ended June 30, 2012.

Interest Rate Risk

At June 30, 2012, the Company has $15.0 million outstanding under its Credit Facility that has a variable interest rate. Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at the Company’s option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate, plus an applicable margin that ranges from 1.25% to 3.00%. At June 30, 2012, the interest rate in effect for the Credit Facility was 2.5%. A hypothetical 300 basis point change in interest rates for the three and six months ended June 30, 2012 would have changed our interest expense by approximately $0.1 million.

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

In the fourth quarter of 2010, the Company implemented a share repurchase program allowing for the repurchase of up to 350,000 shares of the Company’s common stock. Under the terms of the program, the Company may repurchase its common stock from time to time in its discretion through open market repurchases and/or privately negotiated transactions, depending on price and prevailing market and business conditions. The program is intended to return capital to shareholders and to generally offset shares issued under equity-based plans. The program may be suspended or terminated at any time and the authorization for the program expires three years from inception. No shares were repurchased through the share repurchase programs during the three months ended June 30, 2012. As of June 30, 2012, 195,000 shares remained authorized for future repurchases under this program.

There were no unregistered sales of equity securities during the period covered by this Quarterly Report.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of the Registrant’ Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’ Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Registrant’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following information formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2012 and 2011 and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

**	In accordance with Rule 406T of Regulation S-T, the interactive data files in Exhibit 101 to this Quarterly Report shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed “filed” or part of any registration statement or prospectus filed for purposes of Section 11 or 12 of the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2012

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)