Form 10-Q
period 2012-09-30
VIRTUS INVESTMENT PARTNERS, INC.
filed 2012-11-07
CIK 883237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the registrant’s common stock was 7,837,412 as of October 31, 2012.

VIRTUS INVESTMENT PARTNERS, INC.

“We,” “us,” “our,” the “Company” and “Virtus” as used in this Quarterly Report on Form 10-Q, refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Virtus Investment Partners, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2012	December 31, 2011
($ in thousands, except share data)
Assets
Current Assets
Cash and cash equivalents	$42,288	$45,267
Cash and cash equivalents of consolidated sponsored investment products	947	—
Trading securities, at fair value	13,473	12,526
Available-for-sale securities, at fair value	2,612	2,469
Investments of consolidated sponsored investment products	35,560	—
Accounts receivable, net	32,836	27,089
Deferred taxes, net	1,593	1,593
Prepaid expenses and other assets	3,572	3,651
Other current assets of consolidated sponsored investment products	1,396	—

Total current assets	134,277	92,595
Furniture, equipment, and leasehold improvements, net	6,878	5,453
Intangible assets, net	49,553	52,096
Goodwill	4,795	4,795
Deferred taxes, net	106,182	122,099
Long-term investments ($3,355 and $2,826 at fair value, respectively) and other assets	10,294	9,341

Total assets	$311,979	$286,379

Liabilities and Stockholders’ Equity
Current Liabilities
Accrued compensation and benefits	$30,162	$31,171
Accounts payable	6,625	5,031
Other accrued liabilities	8,090	5,661
Other current liabilities of consolidated sponsored investment products	2,182	—
Broker-dealer payable	5,390	4,794

Total current liabilities	52,449	46,657
Long-term debt	15,000	15,000
Lease obligations and other long-term liabilities	7,598	6,350

Total liabilities	75,047	68,007

Commitments and Contingencies (Note 14)
Redeemable noncontrolling interests	235	—
Series B redeemable convertible preferred stock (stated at liquidation value), $.01 par value, 45,000 shares authorized, 35,217 shares issued and outstanding, at December 31, 2011	—	35,217
Stockholders’ Equity:
Equity attributable to stockholders:
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 8,027,412 shares issued and 7,837,412 shares outstanding at September 30, 2012 and 6,343,295 shares issued and 6,188,295 shares outstanding at December 31, 2011	80	63
Additional paid-in capital	941,163	909,983
Accumulated deficit	(692,624)	(718,083)
Accumulated other comprehensive loss	(68)	(14)
Treasury stock, at cost, 190,000 and 155,000 shares at September 30, 2012 and December 31, 2011, respectively	(11,854)	(8,794)

Total equity attributable to stockholders	236,697	183,155

Total liabilities and stockholders’ equity	$311,979	$286,379

See Notes to Condensed Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
($ in thousands, except per share data)
Revenues
Investment management fees	47,985	$37,053	134,710	$97,365
Distribution and service fees	14,661	11,435	40,969	32,295
Administration and transfer agent fees	8,774	6,363	24,199	17,353
Other income and fees	531	606	1,289	1,467

Total revenues	71,951	55,457	201,167	148,480

Operating Expenses
Employment expenses	25,899	25,526	77,724	68,145
Distribution and administration expenses	17,764	23,250	52,483	46,694
Other operating expenses	8,346	7,436	25,274	22,722
Other operating expenses of consolidated sponsored investment products	154	—	154	—
Restructuring and severance	555	7	1,349	748
Depreciation and other amortization	435	453	1,194	1,427
Intangible asset amortization	1,031	978	3,016	3,035

Total operating expenses	54,184	57,650	161,194	142,771

Operating Income (Loss)	17,767	(2,193)	39,973	5,709

Other Income (Expense)
Realized and unrealized gain (loss) on trading securities, net	629	(1,576)	1,639	(737)
Realized and unrealized gain on investments of consolidated sponsored investment products, net	541	—	541	—
Other income (expense), net	(16)	4	(16)	(208)

Total other income (expense), net	1,154	(1,572)	2,164	(945)

Interest Income (Expense)
Interest expense	(196)	(189)	(671)	(592)
Interest and dividend income	98	81	375	192
Interest and dividend income of investments of consolidated sponsored investment products	98	—	98	—

Total interest expense, net	—	(108)	(198)	(400)

Income (Loss) Before Income Taxes	18,921	(3,873)	41,939	4,364
Income tax expense (benefit)	7,279	(1,095)	16,480	(391)

Net Income (Loss)	11,642	(2,778)	25,459	4,755
Noncontrolling interests	—	—	—	—
Preferred stockholder dividends	—	(705)	—	(2,113)
Allocation of earnings to preferred stockholders	—	—	(64)	(476)

Net Income (Loss) Attributable to Common Stockholders	11,642	(3,483)	25,395	2,166

Earnings (Loss) per share - Basic	$1.48	($0.56)	$3.30	$0.35

Earnings (Loss) per share - Diluted	$1.43	($0.56)	$3.15	$0.31

Weighted Average Shares Outstanding - Basic (in thousands)	7,843	6,219	7,692	6,222

Weighted Average Shares Outstanding - Diluted (in thousands)	8,117	6,219	8,055	6,895

See Notes to Condensed Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
($ in thousands)
Net Income (Loss)	$11,642	($2,778)	$25,459	$4,755
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on available-for-sale securities, net of tax of $58 and $35 for the three and nine months ended September 30, 2012, respectively	(89)	2	(54)	129

Other comprehensive (loss) income	(89)	2	(54)	129

Comprehensive income (loss)	11,553	(2,776)	25,405	4,884

Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—
Preferred stockholder dividends	—	(705)	—	(2,113)
Allocation of comprehensive income to preferred stockholders	—	—	(64)	(476)

Comprehensive income (loss) attributable to common stockholders	$11,553	($3,481)	$25,341	$2,295

See Notes to Condensed Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
($ in thousands)
Cash Flows from Operating Activities:
Net income	$25,459	$4,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	1,194	1,427
Intangible asset amortization	3,016	3,035
Stock-based compensation	5,366	4,035
Amortization of deferred commissions	8,089	6,158
Payments of deferred commissions	(7,744)	(9,045)
Equity in earnings of affiliates, net of dividends	—	223
Realized and unrealized (gains) losses on trading securities	(1,639)	737
Realized and unrealized gains on investments of consolidated sponsored investment products	(541)	—
Purchase of trading securities, net	691	(1,853)
Purchase of investments by consolidated sponsored investment products, net	(35,024)	—
Loss on disposal of fixed assets	17	—
Deferred income taxes	15,952	(4,717)
Changes in operating assets and liabilities:
Accounts receivable	(5,747)	(1,318)
Prepaid expenses and other assets	(1,518)	4,970
Accounts payable and accrued liabilities	3,342	(835)
Other liabilities	3,639	(909)

Net cash provided by operating activities	14,552	6,663

Cash Flows from Investing Activities:
Capital expenditures	(2,612)	(402)
Purchase of investment management contracts	(350)	(141)
Purchase of available-for-sale securities	(232)	(216)

Net cash used in investing activities	(3,194)	(759)

Cash Flows from Financing Activities:
Contingent consideration paid for acquired investment management contracts	(510)	(594)
Preferred stock dividends paid	—	(2,113)
Repurchase of common shares	(3,059)	(7,870)
Proceeds from exercise of stock options	1,787	670
Payment of deferred financing costs	(563)	—
Taxes paid related to net share settlement of restricted stock units	(11,280)	(720)
Noncontrolling interests	235	—

Net cash used in financing activities	(13,390)	(10,627)

Net decrease in cash and cash equivalents	(2,032)	(4,723)
Cash and cash equivalents, beginning of period	45,267	43,948

Cash and Cash Equivalents, end of period	$43,235	$39,225

Non-Cash Financing Activities:
Preferred stock conversion	$35,217	$—

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

2.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of the Company’s financial condition and results of operations. The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and sponsored investment products in which it has a controlling interest. Material intercompany accounts and transactions have been eliminated. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and sponsored investment products in which it has a controlling financial interest. The Company is generally considered to have a controlling financial interest when it owns a majority of the voting interest in an entity or otherwise has the power to govern the financial and operating policies of the subsidiary. See Note 15 for additional information related to the consolidation of sponsored investment products.

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

Noncontrolling Interest

Noncontrolling interests related to certain consolidated sponsored investment products are classified as redeemable noncontrolling interests because investors in these funds may request withdrawals at any time.

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.	Intangible Assets, Net

Intangible assets, net are summarized as follows:

	September 30,	December 31,
	2012	2011
($ in thousands)
Definite-lived intangible assets:
Investment contracts	$197,493	$269,489
Accumulated amortization	(180,356)	(249,809)

Definite-lived intangible assets, net	17,137	19,680
Indefinite-lived intangible assets	32,416	32,416

Total intangible assets, net	$49,553	$52,096

Activity in intangible assets, net is as follows:

	Nine Months Ended September 30,
($ in thousands)	2012	2011
Intangible assets, net
Balance, beginning of period	$52,096	$52,977
Purchases	350	141
Amortization	(2,893)	(2,994)

Balance, end of period	$49,553	$50,124

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.	Marketable Securities

The Company’s marketable securities consist of trading (including securities held by a broker-dealer affiliate), available-for-sale securities and investments of consolidated sponsored investment products. The composition of the Company’s marketable securities is summarized as follows:

September 30, 2012
		Unrealized	Unrealized	Fair
	Cost	Loss	Gain	Value
($ in thousands)
Trading:
Sponsored mutual funds and variable insurance funds	$8,421	($718)	$1,662	$9,365
Investments of consolidated sponsored investment products	35,068	(165)	657	$35,560
Equity securities	3,619	—	489	$4,108
Available-for-sale:
Sponsored closed-end funds	2,472	(12)	152	$2,612

Total marketable securities	$49,580	($895)	$2,960	$51,645

December 31, 2011
	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored mutual funds and variable insurance funds	$9,195	($1,263)	$1,048	$8,980
Equity securities	3,434	(3)	115	3,546
Available-for-sale:
Sponsored closed-end funds	2,240	(38)	267	2,469

Total marketable securities	$14,869	($1,304)	$1,430	$14,995

5.	Income Taxes

In calculating the provision for income taxes, the Company uses its best estimate of the annual effective tax rate. On a quarterly basis, the estimated annual effective tax rate is adjusted, as appropriate, based upon changes in facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.

The provision for income taxes includes U.S. federal, state and local taxes at an estimated annual effective tax rate of 39.3% and (9.0%), for the nine months ended September 30, 2012 and 2011, respectively. The primary difference in the annual effective tax rate for the nine months ended September 30, 2012 and 2011 is due to changes in management’s assessment as to the realizability of deferred taxes. The Company released its valuation allowance during the fourth quarter of 2011 on all net deferred tax assets other than those related to capital losses and certain state net operating loss carryforwards where sufficient income was not expected to be generated before the relevant tax attributes expired unused. Prior to the release of the valuation allowance, the Company offset all changes in its deferred tax assets with a valuation allowance resulting in an effective tax rate substantially different from the applicable statutory tax rates. Following the valuation allowance release during the fourth quarter of fiscal year 2011, the Company records its taxes on substantially all of its operating income at the applicable statutory rates, as adjusted for permanent differences, without an offsetting valuation allowance.

6.	Series B Convertible Preferred Stock

On January 6, 2012, all 35,217 outstanding shares of the Series B converted into 1,349,300 shares of common stock pursuant to the conversion agreement entered into on October 27, 2011 between the Company and BMO, the holder of all of the outstanding Series B shares. As a result of the conversion, all of the preferred shares have been retired.

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7.	Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2012 were as follows:

Total Equity
Attributable to
($ in thousands)	Shareholders
Balance at December 31, 2011	$183,155
Net income	25,459
Net unrealized gains on available-for-sale securities, net of tax	(54)
Conversion of Series B preferred shares	35,217
Treasury stock repurchases	(3,059)
Issuance of common stock related to stock transactions	2,339
Taxes paid related to net share settlement of restricted stock units	(11,280)
Stock-based compensation	4,920

Balance at September 30, 2012	$236,697

Treasury Stock

During the three and nine months ended September 30, 2012, pursuant to the Company’s share repurchase program, the Company repurchased 35,000 common shares at a weighted average price of $87.41 per share for a total cost of approximately $3.1 million. During the three and nine months ended September 30, 2011, the Company repurchased 50,000 and 135,000 common shares, respectively, at weighted-average prices per share of $60.94 and $58.24, respectively, under the Company’s share repurchase program. The total cost of treasury shares acquired by the Company during the three and nine months ended September 30, 2011 was approximately $3.1 million and $7.9 million, respectively. At September 30, 2012, there were 160,000 shares of common stock remaining authorized for repurchase under the share repurchase program.

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.	Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 by fair value hierarchy level were as follows:

September 30, 2012
	Level 1	Level 2 (a)	Level 3	Total
($ in thousands)
Assets
Marketable securities trading:
Sponsored mutual funds and variable insurance funds	$9,365	$—	$—	$9,365
Investments of consolidated sponsored investment products	10,927	24,633	—	35,560
Equity securities	4,108	—	—	4,108
Marketable securities available for sale:
Sponsored closed-end funds	2,612	—	—	2,612
Other assets
Nonqualified retirement plan assets	3,355	—	—	3,355

Total assets measured at fair value	$30,367	$24,633	$—	$55,000

December 31, 2011
	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Marketable securities trading:
Sponsored mutual funds and variable insurance funds	$8,980	$—	$—	$8,980
Equity securities	3,546	—	—	3,546
Marketable securities available for sale:
Sponsored closed-end funds	2,469	—	—	2,469
Other assets
Nonqualified retirement plan assets	2,826	—	—	2,826

Total assets measured at fair value	$17,821	$—	$—	$17,821

a)	Debt securities are valued based on evaluated quotations received from independent pricing services or from dealers who make markets in such securities. For most bond types, the pricing service utilizes matrix pricing which considers one or more of the following factors: yield or price of bonds of comparable quality, coupon, maturity, current cash flows, type and current day trade information, as well as dealer supplied prices. These valuations are categorized as Level 2 in the hierarchy.

There were no transfers between Level 1 and Level 2 during the three and nine month periods ended September 30, 2012 and 2011, respectively.

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income is summarized as follows:

Unrealized losses
on securities
($ in thousands)	available-for-sale
December 31, 2011	($14)
Current period other comprehensive loss (net of tax of $35)	(54)

September 30, 2012	($68)

December 31, 2010	($308)
Current period other comprehensive income (net of tax of $0)	129

September 30, 2011	($179)

10.	Related Party Transactions

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

Sub-advisory investment management fees, pursuant to its sub-advisory agreements with BMO Asset Management Corp., which are netted against investment management fees in the Company’s Condensed Consolidated Statements of Operations, and distribution and administration expenses paid or payable to BMO Asset Management Corp. are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
($ in thousands)
Sub-advisory investment management fees	$398	$657	$1,786	$2,274
Distribution and administration expenses	—	6	6	124

Total fees and expenses related to BMO Asset Management Corp.	$398	$663	$1,792	$2,398

At September 30, 2012 and December 31, 2011, $0.1 million and $0.2 million, respectively, were payable to BMO Asset Management Corp. and its affiliates related to sub-advisory investment management fees and distribution fees in accordance with the above agreements.

11.	Stock-based Compensation

The Company has an Omnibus Incentive and Equity Plan (the “Plan”) under which officers, employees and directors may be granted equity-based awards, including restricted stock units (“RSUs”), stock options and unrestricted shares of common stock. At September 30, 2012, 550,755 shares of common stock remain available for issuance of the 1,800,000 shares that were authorized under the Plan. Each RSU entitles the holder to one share of Virtus common stock when the restriction expires. RSUs generally have a term of three years and may be time-vested or performance-contingent. Stock options generally vest over three years and have a contractual life of ten years. Stock options are granted with an exercise price equal to the fair market value of the shares at the date of grant. The fair value of each RSU is estimated using the intrinsic value method which is based on the fair market value price on the date of grant. Shares that are issued upon exercise of employee stock options and vesting of RSUs are newly issued shares and not issued from treasury stock.

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11.	Stock-based Compensation (continued)

Restricted Stock Units

RSU activity for the nine months ended September 30, 2012 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	576,704	$24.16
Granted	80,133	$81.32
Forfeited	(3,133)	$42.91
Settled	(374,675)	$13.35

Outstanding at September 30, 2012	279,029	$54.94

For the nine months ended September 30, 2012, a total of 140,726 RSUs were withheld through net share settlement by the Company to settle employee tax withholding obligations. The Company paid $11.3 million in employee tax withholding obligations related to the RSUs withheld. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have been otherwise issued as a result of the vesting.

Stock Options

Stock option activity for the nine months ended September 30, 2012 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	352,942	$20.21
Exercised	(87,463)	$20.43
Forfeited	(1,563)	$28.58

Outstanding at September 30, 2012	263,916	$20.09

During the three months ended September 30, 2012 and 2011, the Company recognized $1.6 million and $1.5 million, respectively, in total stock-based compensation expense. During the nine months ended September 30, 2012 and 2011, the Company recognized $5.4 million and $4.0 million, respectively, in total stock-based compensation expense. As of September 30, 2012, unamortized stock-based compensation expense for unvested RSUs and stock options was $8.5 million and $0.2 million, respectively, with weighted-average remaining amortization periods of 1.5 years and 0.8 years, respectively.

12.	Earnings per Share

Prior to the conversion of all of the outstanding Series B, net income per common share reflects application of the two-class method. The Company’s Series B shareholders were entitled to participate in any dividends paid on shares of the Company’s common stock on a pro rata basis with the holders of the Company’s common stock. Under the two-class method, during periods of net income, participating securities are allocated a proportional share of net income. During periods of net loss, no effect is given to participating securities since they do not share in the losses of the Company. Participating securities have the effect of diluting both basic and diluted earnings per share (“EPS”) during periods of net income. The application of the two-class method is no longer applicable to periods subsequent to the conversion of all of the outstanding Series B. See Note 6 for additional information.

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12.	Earnings per Share (continued)

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

The computation of basic and diluted EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
($ in thousands, except per share amounts)
Net Income (Loss)	$11,642	($2,778)	$25,459	$4,755
Preferred stockholder dividends	—	(705)	—	(2,113)
Allocation of earnings to preferred stockholders	—	—	(64)	(476)

Net Income (Loss) Attributable to Common Stockholders	$11,642	($3,483)	$25,395	$2,166

Shares:
Basic: Weighted-average number of shares outstanding	7,843	6,219	7,692	6,222
Plus: Incremental shares from assumed conversion of dilutive instruments	274	—	363	673

Diluted: Weighted-average number of shares outstanding	8,117	6,219	8,055	6,895

Earnings (Loss) per share - basic	$1.48	($0.56)	$3.30	$0.35
Earnings (Loss) per share - diluted	$1.43	($0.56)	$3.15	$0.31

For the three and nine months ended September 30, 2012, there were no non-participating securities excluded from the above computation of weighted-average shares for diluted EPS. For the three months ended September 30, 2011 non-participating securities (stock options) representing 248,909 shares of common stock were excluded from the above computations of weighted-average shares for diluted EPS because the effect would be antidilutive due to the net loss attributable to common stockholders for the period. For the nine months ended September 30, 2011, there were no non-participating securities (stock options) excluded from the above computations of weighted-average shares for diluted EPS.

13.	Long Term Debt

Credit Facility

On September 10, 2012, the Company entered into an amendment to its senior secured revolving credit facility (“Credit Facility”). As amended and restated, the Credit Facility has a five-year term and provides borrowing capacity of up to $75.0 million, with a $7.5 million sub-limit for the issuance of standby letters of credit. In addition, the Credit Facility provides for a $50.0 million increase provision conditioned on approval by the lending group. The Credit Facility is secured by substantially all of the assets of the Company. At September 30, 2012 and December 31, 2011, $15.0 million was outstanding under the Credit Facility. As of September 30, 2012 and December 31, 2011, the Company had the capacity to draw on the remaining amount of the Credit Facility.

Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at the Company’s option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate (as defined in the Credit Facility agreement), plus, in each case, an applicable margin, that ranges from 0.75% to 2.50%. At September 30, 2012, the interest rate in effect for the Credit Facility was 2.00%, exclusive of the amortization of deferred financing costs. Under the terms of the Credit Facility, the Company is also required to pay certain fees, including an annual commitment fee that ranges from 0.35% to 0.50% on undrawn amounts and a letter of credit participation fee at an annual rate equal to the applicable margin as well as any applicable fronting fees, each of which is payable quarterly in arrears.

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

13.	Long Term Debt (continued)

The Credit Facility contains customary covenants, including covenants that restrict (subject in certain instances to minimum thresholds or exceptions) the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create liens, merge or make acquisitions of less than 100% owned subsidiaries, dispose of assets, enter into leases, sale/leasebacks or acquisitions of capital stock, and make loans, guarantees and investments, among other things. In addition, the Credit Facility contains certain financial covenants, the most restrictive of which include: (i) a minimum interest coverage ratio (generally, adjusted EBITDA to interest expense as defined in and for the period specified in the Credit Facility agreement) of at least 4.00:1, and (ii) a leverage ratio (generally, total indebtedness as of any date to adjusted EBITDA as defined in and for the period specified in the Credit Facility agreement) of no greater than 2.75:1. For purposes of the Credit Facility, adjusted EBITDA generally means, for any period, net income of the Company before interest expense, income taxes, depreciation and amortization expense, and excluding non-cash stock-based compensation, unrealized mark-to-market gains and losses, certain severance, and certain non-cash non-recurring gains and losses as described in and specified under the Credit Facility agreement. At September 30, 2012, the Company was in compliance with all financial covenants.

The Credit Facility agreement also contains customary provisions regarding events of default which could result in an acceleration of amounts due under the facility, including failure to pay principal or interest when due, failure to satisfy or comply with covenants, change of control, certain judgments, invalidation of liens, and cross-default to other debt obligations.

14.	Commitments and Contingencies

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

15.	Consolidation of Sponsored Investment Products

In the normal course of its business, the Company sponsors and is the manager of various types of investment products. During the three and nine months ended September 30, 2012, the Company sponsored and consolidated several mutual funds in which it had a majority voting interest. The consolidation of these investment products has no impact on net income attributable to stockholders. The Company’s risk with respect to these investments is limited to its investment in these products. The Company has no right to the benefits from, nor does it bear the risks associated with, these investment products, beyond the Company’s investments in, and fees generated from them. If the Company were to liquidate, these investments would not be available to the general creditors of the Company, and as a result, the Company does not consider investments held by consolidated sponsored investment products to be assets of the Company other than its direct investment.

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

15.	Consolidation of Sponsored Investment Products (continued)

The following tables reflect the impact of the consolidated sponsored investment products in the Condensed Consolidated Balance Sheet as of September 30, 2012 and the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012, respectively:

As of September 30, 2012
	Balance Before Consolidation of Investment Products	Consolidated Investment Products	Eliminations and Adjustments (1)	Balances as Reported in Condensed Consolidated Balance Sheet
Current assets	$131,860	$37,902	($35,485)	$134,277
Non-current assets	177,702	—	—	177,702

Total assets	$309,562	$37,902	($35,485)	$311,979

Current liabilities	$50,267	$2,056	$126	$52,449
Other non-current liabilities	22,598	—	—	22,598

Total liabilities	72,865	2,056	126	75,047

Redeemable noncontrolling interest	—		235	235
Equity attributable to stockholders of the Company	236,697	35,846	(35,846)	236,697

Total liabilities and equity	$309,562	$37,902	($35,485)	$311,979

For the Three Months Ended September 30, 2012	Balance Before Consolidation of Investment Products	Consolidated Investment Products	Eliminations and Adjustments (1)	Balances as Reported in Condensed Consolidated Statement of Operations

Total operating revenues	$71,825	$—	$126	$71,951
Total operating expenses	54,030	28	126	54,184

Operating income (loss)	17,795	(28)	—	17,767

Total other non-operating income (expense)	1,126	639	(611)	1,154
Income (loss) before income tax expense	18,921	611	(611)	18,921
Income tax expense	7,279	—	—	7,279

Net income (loss)	11,642	611	(611)	11,642
Less: Net income (loss) attributable to noncontrolling interest	—	—	—	—

Net income (loss) attributable to the Company	$11,642	$611	($611)	$11,642

For the Nine Months Ended September 30, 2012	Balance Before Consolidation of Investment Products	Consolidated Investment Products	Eliminations and Adjustments (1)	Balances as Reported in Condensed Consolidated Statement of Operations

Total operating revenues	$201,041	$—	$126	$201,167
Total operating expenses	161,040	28	126	161,194

Operating income (loss)	40,001	(28)	—	39,973

Total other non-operating income (expense)	1,938	639	(611)	1,966
Income (loss) before income tax expense	41,939	611	(611)	41,939
Income tax expense	16,480	—	—	16,480

Net income (loss)	25,459	611	(611)	25,459
Allocation of earnings to preferred stockholders	(64)	—	—	(64)

Net income (loss) attributable to the Company	$25,395	$611	($611)	$25,395

(1)	Adjustments include the elimination of intercompany transactions between the Company and its consolidated sponsored investment products, primarily the elimination of the investments and equity and recording of any noncontrolling interest.

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

16.	Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, and the International Accounting Standards Board issued International Financial Reporting Standard (“IFRS”) 13, Fair Value Measurement (together, the new guidance). The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The new guidance changes some fair value measurement principles and disclosure requirements. The Company has adopted this ASU as of January 1, 2012.

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

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. The standard provides entities with an option to perform a qualitative assessment of indefinite-lived intangible assets other than goodwill for impairment to determine if additional impairment testing is necessary. The standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, however early adoption is allowed. The Company has adopted this ASU as of September 30, 2012.

In August 2012, the FASB issued ASU No. 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on the Company’s financial position or results of operations.

17.	Restructuring and Severance

During the three and nine months ended September 30, 2012, the Company recorded restructuring and severance charges of $0.6 million and $1.3 million, respectively, and during the three and nine months ended September 30, 2011, the Company recorded restructuring and severance charges of less than $0.1 million and $0.7 million, related to headcount reductions and consolidation activities. These restructuring and severance charges have been included within restructuring and severance expenses in the accompanying Condensed Consolidated Statements of Operations. Total unpaid severance and related charges as of September 30, 2012 was $0.6 million.

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

18.	Subsequent Events

On October 1, 2012, the Company completed the acquisition of the business of Rampart Investment Management (“Rampart”), for $0.8 million in cash, which included transaction costs. Rampart is a registered investment advisor that specializes in customized options strategies for institutional and high-net-worth clients by providing a systematic and disciplined options solutions to help its clients generate incremental yield, reduce downside risk and mitigate market volatility. The Company anticipates completing the preliminary purchase price allocation in the fourth quarter of 2012.

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

Our forward-looking statements are based on a series of expectations, assumptions and projections about our Company and the markets in which we operate, are not guarantees of future results or performance, and involve substantial risks and uncertainty, including assumptions and projections concerning our assets under management, net cash inflows and outflows, operating cash flows, and future credit facilities, for all forward periods. All of our forward-looking statements contained in this Quarterly Report are as of the date of this Quarterly Report only.

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

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Annual Report on Form 10-K, as well as the following risks and uncertainties: (a) the effects of changes and volatility in political, economic or industry conditions, the interest rate environment, or financial and capital markets; (b) any poor relative investment performance of our asset management strategies and any resulting outflows of assets; (c) mutual fund sales in any period may be through a limited number of financial intermediaries, from a limited number of investment strategies, and impacted by relative performance and the breadth and type of investment products we offer; (d) any lack of availability of additional and/or replacement financing, as may be needed, on satisfactory terms or at all; (e) any inadequate performance of third-party relationships; (f) the withdrawal of assets from under our management; (g) our ability to attract and retain key personnel in a competitive environment; (h) the ability of independent trustees of our mutual funds and closed-end funds, and other clients, to terminate their relationships with us; (i) the possibility that our goodwill or intangible assets could become impaired, requiring a charge to earnings; (j) the competition we face in our business, including competition related to investment products and fees; (k) potential adverse regulatory and legal developments; (l) the difficulty of detecting misconduct by our employees, sub-advisors and distribution partners; (m) changes in accounting or regulatory standards or rules; (n) the ability to satisfy the financial covenants under existing debt agreements; and (o) certain other risks and uncertainties described in our 2011 Annual Report on Form 10-K or in any of our other filings with the Securities and Exchange Commission (“SEC”), which are available on our website at www.virtus.com under “Investor Relations.” An occurrence of, or any material adverse change in, one or more risk factors or risks and uncertainties referred to in this Quarterly Report or included in our 2011 Annual Report on Form 10-K or our other periodic reports filed with the SEC could materially and adversely affect our operations, financial results, cash flows, prospects and liquidity.

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

Financial Highlights

•	Total sales of $3.9 billion in the third quarter of 2012 increased $0.6 billion or 18.2% from $3.3 billion in the third quarter of 2011, driven by higher long-term open-end mutual fund sales.

•	Long-term open-end mutual fund sales increased $0.9 billion or 37.5% to $3.3 billion in the third quarter of 2012 from $2.4 billion in the third quarter of 2011.

•

Third quarter 2012 total positive net flows of $1.8 billion, primarily from long-term open-end mutual fund sales, and market appreciation of $1.4 billion contributed to the increase in assets under management to $41.8 billion at September 30, 2012 from $38.8 billion at June 30, 2012.

•

Total revenue was $72.0 million in the third quarter of 2012, an increase of 29.7% from $55.5 million in the third quarter of 2011, and investment management fees increased 29.4% in the third quarter of 2012 to $48.0 million from $37.1 million in the third quarter of 2011.

•

On October 1, 2012, we completed the acquisition of the business of Rampart Investment Management (“Rampart”). Rampart is a registered investment advisor that specializes in customized options strategies for institutional and high-net-worth clients by providing a systematic and disciplined options solutions to help its clients generate incremental yield, reduce downside risk and mitigate market volatility.

Assets Under Management

At September 30, 2012, we managed $41.8 billion in total assets, representing an increase of $8.7 billion or 26.3%, from the $33.1 billion managed at September 30, 2011. Long-term assets under management, which exclude cash management products, were $40.0 billion at September 30, 2012, an increase of 33.8% from September 30, 2011 and an increase of 24.2% from December 31, 2011. Average assets under management, which generally correspond to our fee-earning asset levels, were $40.1 billion for the nine months ended September 30, 2012, an increase of 23.0% from $32.6 billion for the nine months ended September 30, 2011.

The increase in assets under management for the three months ended September 30, 2012 was due primarily to overall positive net flows of $1.8 billion and market appreciation of $1.4 billion. The positive net flows were primarily the result of strong sales of long-term open-end mutual fund products. Our best selling open-end mutual fund, Virtus Emerging Markets Opportunities Fund, represented 40.9% of long-term open-end mutual fund sales for the three months ended September 30, 2012, compared to the same period in 2011 when our best selling open-end mutual fund, Virtus Multi-Sector Short-Term Bond Fund, represented 30.5% of long-term open-end mutual fund sales.

The increase in assets under management for the nine months ended September 30, 2012 was due primarily to overall positive net flows of $5.0 billion and market appreciation of $3.3 billion offset by the early liquidation of one of our structured finance products of $0.4 billion. The positive net flows were primarily the result of strong sales of long-term open-end mutual fund products and the launch of a new closed-end fund, Virtus Global Income Fund Inc. (NYSE:VGI) during the first quarter of 2012. Our best selling open-end mutual fund, Virtus Emerging Markets Opportunities Fund, represented 36.1% of long-term open-end mutual fund sales for the nine months ended September 30, 2012, compared to the same period in 2011 when our best selling open-end mutual fund, Virtus Premium Alpha-Sector Fund, represented 30.0% of long-term open-end mutual fund sales.

Market appreciation for assets under management for the three and nine months ended September 30, 2012 was consistent with the performance of the securities markets during the same period.

Assets Under Management by Product

The following table summarizes our assets under management by product:

	As of September 30,
	2012	2011
($ in millions)
Retail Assets
Mutual fund assets
Long-term open-end funds	$23,615.7	$14,952.0
Closed-end funds	6,365.3	5,318.7
Money market open-end funds	1,763.8	2,407.8

Total mutual fund assets	31,744.8	22,678.5

Variable Insurance Funds	1,311.9	1,244.7

Separately managed accounts
Intermediary sponsored programs	2,420.6	1,854.3
Private client accounts	2,110.4	1,837.7

Total managed account assets	4,531.0	3,692.0

Total retail assets	37,587.7	27,615.2

Institutional Assets
Institutional accounts	3,525.8	4,422.3
Structured finance products	686.9	1,035.2

Total institutional assets	4,212.7	5,457.5

Total Assets Under Management	$41,800.4	$33,072.7

Average Assets Under Management	$38,185.1	$32,604.9

Assets Under Management by Asset Class

The following table summarizes our assets under management by asset class:

	As of September 30,
	2012	%	2011	%
($ in millions)
Asset Class
Equity	$24,143.4	57.8%	$16,763.3	50.7%
Fixed Income	15,846.5	37.9%	13,129.1	39.7%
Cash	1,810.5	4.3%	3,180.3	9.6%

Total	$41,800.4	100.0%	$33,072.7	100.0%

Asset Flows by Product

The following table summarizes our asset flows by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2012	2011	2012	2011

Mutual Funds - Long-term Open-end
Beginning balance	$21,126.1	$15,471.7	$16,896.6	$11,801.2
Inflows	3,304.8	2,427.0	8,947.5	7,114.9
Outflows	(1,708.9)	(1,418.8)	(4,275.0)	(3,147.7)

Net flows	1,595.9	1,008.2	4,672.5	3,967.2
Market appreciation (depreciation)	911.9	(1,496.8)	2,066.9	(733.1)
Other (1)	(18.2)	(31.1)	(20.3)	(83.3)

Ending balance	$23,615.7	$14,952.0	$23,615.7	$14,952.0

Mutual Funds - Closed-end
Beginning balance	$6,051.6	$4,545.1	$5,675.6	$4,321.2
Inflows	229.2	719.1	444.2	817.1
Outflows	—	—	—	—

Net flows	229.2	719.1	444.2	817.1
Market appreciation (depreciation)	181.5	(113.8)	406.4	172.9
Other (1)	(97.0)	168.3	(160.9)	7.5

Ending balance	$6,365.3	$5,318.7	$6,365.3	$5,318.7

Mutual Funds - Money Market Open-end
Beginning balance	$1,818.7	$2,122.6	$2,294.8	$2,915.5
Other (1)	(54.9)	285.2	(531.0)	(507.7)

Ending balance	$1,763.8	$2,407.8	$1,763.8	$2,407.8

Variable Insurance Funds
Beginning balance	$1,295.9	$1,511.6	$1,308.6	$1,538.5
Inflows	13.5	7.6	32.5	19.5
Outflows	(52.8)	(62.7)	(177.9)	(208.2)

Net flows	(39.3)	(55.1)	(145.4)	(188.7)
Market appreciation (depreciation)	55.3	(211.8)	148.7	(106.1)
Other (1)	—	—	—	1.0

Ending balance	$1,311.9	$1,244.7	$1,311.9	$1,244.7

Separately Managed Accounts (2)
Beginning balance	$4,367.7	$4,091.0	$3,933.8	$3,833.0
Inflows	246.6	144.2	896.6	508.3
Outflows	(211.1)	(144.8)	(695.0)	(516.7)

Net flows	35.5	(0.6)	201.6	(8.4)
Market appreciation (depreciation)	128.0	(412.8)	484.7	(75.5)
Other (1)	(0.2)	14.4	(89.1)	(57.1)

Ending balance	$4,531.0	$3,692.0	$4,531.0	$3,692.0

Institutional Products (2) (3)
Beginning balance	$4,178.9	$5,582.3	$4,478.2	$5,063.9
Inflows	112.6	41.5	275.9	134.8
Outflows	(159.5)	(99.3)	(404.8)	(304.1)

Net flows	(46.9)	(57.8)	(128.9)	(169.3)
Market appreciation (depreciation)	74.2	(90.0)	201.3	76.0
Other (1)	6.5	23.0	(337.9)	486.9

Ending balance	$4,212.7	$5,457.5	$4,212.7	$5,457.5

Total
Beginning balance	$38,838.9	$33,324.3	$34,587.6	$29,473.3
Inflows	3,906.7	3,339.4	10,596.7	8,594.6
Outflows	(2,132.3)	(1,725.6)	(5,552.7)	(4,176.7)

Net flows	1,774.4	1,613.8	5,044.0	4,417.9
Market appreciation (depreciation)	1,350.9	(2,325.2)	3,308.0	(665.8)
Other (1)	(163.8)	459.8	(1,139.2)	(152.7)

Ending balance	$41,800.4	$33,072.7	$41,800.4	$33,072.7

(1)	Comprised of open-end and closed-end mutual fund distributions, net flows of cash management strategies, net flows and market appreciation (depreciation) on structured products, and net flows from non-sales related activities such as asset acquisitions (dispositions) and the impact of leverage on assets under management. For the three and nine months ended September 30, 2011, closed-end mutual fund dividends distributed were previously included in market appreciation (depreciation) and have been reclassified to “Other” to conform with the current period classification.
(2)	Excluding cash management products, Separately Managed Accounts and Institutional Products ending assets under management were:

	As of September 30,
	2012	2011
Separately Managed Accounts-Ending Assets	$4,485.6	$3,648.6
Institutional Products-Ending Assets	$4,211.4	$4,728.4

(3)	Institutional Products consists of Institutional Accounts and Structured Products. The prior periods presented include separate rollforwards for Institutional Accounts and Structured Products.

Average Fee Earning Assets Under Management and Average Basis Points

The following table summarizes the average amount of fee earning assets under management and the average management fee earned expressed in basis points for the periods shown:

	Three Months Ended September 30,
	Average Fees Earned		Average Fee Earning Assets
	(expressed in BPs)		($ in millions)
	2012	2011	2012	2011
Products
Mutual Funds - Long-term Open-End(1)	51	49	$22,246.3	$15,631.0
Mutual Funds - Closed-End (1)	59	56	6,114.2	5,004.7
Mutual Funds - Money Market (1)	4	3	1,805.6	2,443.7
Variable Insurance Funds (1)	47	44	1,307.6	1,394.2
Separately Managed Accounts (2)	51	50	4,367.7	4,091.0
Institutional Products (2)	30	25	4,222.1	5,741.6

All Products	48	43	$40,063.5	$34,306.2

	Nine Months Ended September 30,
	Average Fees Earned		Average Fee Earning Assets
	(expressed in BPs)		($ in millions)
	2012	2011	2012	2011
Products
Mutual Funds - Long-term Open-End(1)	50	44	$20,413.8	$14,334.5
Mutual Funds - Closed-End (1)	59	54	5,934.0	4,650.7
Mutual Funds - Money Market (1)	4	4	1,863.4	2,581.2
Variable Insurance Funds (1)	47	41	1,330.4	1,491.9
Separately Managed Accounts (2)	51	50	4,202.0	3,976.4
Institutional Products (2)	30	27	4,441.5	5,570.2

All Products	47	40	$38,185.1	$32,604.9

(1)	Average fees earned are net of unaffiliated sub-advisory fees, fund expense reimbursements and advisory fee waivers.
(2)	Excluding cash management products, Separately Managed Accounts and Institutional Products average assets under management and average net fees earned were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Separately Managed Accounts-Average Assets	$4,325.7	$4,036.0	$4,156.3	$3,896.5
Separately Managed Accounts-Average Fees (in basis points)	51	51	52	50
Institutional Products-Average Assets	$4,217.7	$4,912.3	$4,421.7	$4,903.7
Institutional Products-Average Fees (in basis points)	30	29	30	30

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

The average fee rate earned increased for the three and nine months ended September 30, 2012 compared to the corresponding periods in the prior year as equity products, which generally have higher fees, represented a higher percentage of our assets under management due to strong sales, positive flows and market appreciation. The average fee rate earned on long-term open-end mutual funds also increased for the nine months ended September 30, 2012 as compared to the same period in 2011 due to the internalization during the second quarter of 2011 of the Newfleet Multi-Sector portfolio management team, and the corresponding elimination of the prior sub-advisory fees. The average fee rate earned on long-term closed-end mutual funds increased for the three and nine months ended September 30, 2012 as compared to the same period in 2011 due to the addition of the Duff & Phelps Global Utility Income Fund Inc. during the third quarter of 2011 and the Virtus Global Multi-Sector Income Fund during the first quarter of 2012. The average fee rate earned on variable insurance funds increased for the three and nine months ended September 30, 2012 as compared to the same period in 2011 due to a decrease in fund reimbursements over the same periods.

Results of Operations

Summary Financial Data

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
($ in thousands)
Results of Operations
Investment management fees	$47,985	$37,053	$10,932	$134,710	$97,365	$37,345
Other revenue	23,966	18,404	5,562	66,457	51,115	15,342

Total revenues	71,951	55,457	16,494	201,167	148,480	52,687

Operating expenses	53,153	56,672	(3,519)	158,178	139,736	18,442
Intangible asset amortization	1,031	978	53	3,016	3,035	(19)

Total expenses	54,184	57,650	(3,466)	161,194	142,771	18,423

Operating income	17,767	(2,193)	19,960	39,973	5,709	34,264
Other income (expense), net	1,154	(1,572)	2,726	2,164	(945)	3,109
Interest expense, net	—	(108)	108	(198)	(400)	202

Income (loss) before income taxes	18,921	(3,873)	22,794	41,939	4,364	37,575
Income tax expense (benefit)	7,279	(1,095)	8,374	16,480	(391)	16,871

Net income (loss)	11,642	(2,778)	14,420	25,459	4,755	20,704
Redeemable noncontrolling interests	—	—	—	—	—	—
Preferred stockholder dividends	—	(705)	705	—	(2,113)	2,113
Allocation of earnings to preferred stockholders	—	—	—	(64)	(476)	412

Net income (loss) attributable to common stockholders	$11,642	$(3,483)	$15,125	$25,395	$2,166	$23,229

Revenues

Revenues by source are as follows:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
($ in thousands)
Investment management fees
Mutual funds	$37,668	$26,650	$11,018	$103,872	$66,951	$36,921
Separately managed accounts	5,607	5,185	422	16,135	14,724	1,411
Institutional accounts	2,701	2,797	(96)	7,976	8,655	(679)
Structured finance products	454	865	(411)	2,045	2,469	(424)
Variable insurance funds	1,555	1,556	(1)	4,682	4,566	116

Total investment management fees	47,985	37,053	10,932	134,710	97,365	37,345
Distribution and service fees	14,661	11,435	3,226	40,969	32,295	8,674
Administration and transfer agent fees	8,774	6,363	2,411	24,199	17,353	6,846
Other income and fees	531	606	(75)	1,289	1,467	(178)

Total revenues	$71,951	$55,457	$16,494	$201,167	$148,480	$52,687

Investment Management Fees

Investment management fees are earned based on a percentage of assets under management, and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payment. Investment management fees increased $10.9 million or 29.5% for the three months ended September 30, 2012, compared to the same period in the prior year, due to a 16.8% increase in average fee earning assets under management and an increase in average management fee rates compared to the same period in the prior year. The increase in average fee earning assets under management for the three months ended September 30, 2012 was due primarily to overall positive net flows of $1.8 billion primarily from strong sales of long-term open-end mutual funds and $1.4 billion of market appreciation.

Investment management fees increased $37.3 million or 38.4% for the nine months ended September 30, 2012, compared to the same period in the prior year due to a 17.1% increase in average fee earning assets under management and an increase in average management fee rates compared to the same period in the prior year. The increase in average fee earning assets under management for the nine months ended September 30, 2012 was due primarily to overall positive net flows of $5.0 billion primarily from strong sales of long-term open-end mutual funds and market appreciation of $3.3 billion.

Distribution and Service Fees

Distribution and service fees, which are asset-based fees earned from open-end mutual funds and variable insurance funds, for distribution services we perform on their behalf, increased by $3.2 million or 28.2% and $8.7 million or 26.9%, respectively, for the three and nine months ended September 30, 2012 compared to the same periods in the prior year due to higher assets under management. The increase in fees also resulted in a corresponding increase in trail commissions, which are a component of distribution expenses. Trail commissions represent asset-based payments to our distribution partners based on a percentage of our assets under management.

Administration and Transfer Agent Fees

Administration and transfer agent fees represent fees earned for fund administration and transfer agent services from our open-end mutual funds, variable insurance funds and certain of our closed-end funds. Administration and transfer agent fees increased $2.4 million or 37.9% and $6.8 million or 39.5%, respectively, for the three and nine months ended September 30, 2012 compared to the same periods in the prior year due to higher assets under management.

Other Income and Fees

Other income and fees primarily represent fees earned for the distribution of unaffiliated products. Other income and fees decreased $0.1 million or 12.4% and $0.2 million or 12.1%, respectively, for the three and nine months ended September 30, 2012 compared to the same periods in the prior year due to a decrease in fees earned for the distribution of unaffiliated products.

Operating Expenses

Operating expenses by category were as follows:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
($ in thousands)
Operating expenses
Employment expenses	$25,899	$25,526	$373	$77,724	$68,145	$9,579
Distribution and administrative expenses	17,764	23,250	(5,486)	52,483	46,694	5,789
Other operating expenses	8,781	7,889	892	26,468	24,149	2,319
Other operating expenses of consolidated investment products	154		154	154	—	154
Restructuring and severance	555	7	548	1,349	748	601
Intangible asset amortization	1,031	978	53	3,016	3,035	(19)

Total operating expenses	$54,184	$57,650	$(3,466)	$161,194	$142,771	$18,423

Employment Expenses

Employment expenses primarily consist of fixed and variable compensation and related employee benefit costs. Employment expenses increased $0.4 million or 1.5% in the three months ended September 30, 2012, compared to the same period in the prior year primarily due to increases in variable compensation offset by $1.2 million of sales-related costs from a launch of a closed-end fund in the third quarter of 2011 and $1.1 million in transition costs incurred in the third quarter of 2011 related to the addition of the Newfleet Multi-Sector team. The increases in variable compensation are the result of higher sales and increased profitability and operating results in the third quarter of 2012 compared to the third quarter of 2011.

Employment expenses increased $9.6 million or 14.1% in the nine months ended September 30, 2012 compared to the same period in the prior year primarily due to increases in variable compensation as well as $2.5 million in additional employment expenses for the nine months ended September 30 2012, related to the addition of the Newfleet Multi-Sector team during the second quarter of 2011. Additionally payroll-related tax expense increased by $0.9 million compared to the same period in the prior year due to higher annual incentive compensation payments and equity awards vesting.

Distribution and Administrative Expenses

Distribution and administrative expenses primarily consist of payments to broker-dealers and other third-parties for providing services to investors in our sponsored funds, including marketing support services. These payments are generally based on percentages of either assets under management or sales. These expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized over the periods in which commissions are generally recovered from distribution fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares. Distribution and administrative expenses decreased $5.5 million or 23.6% in the three months ended September 30, 2012, compared to the same period in the prior year primarily due to $9.6 million of closed-end fund launch costs in the third quarter of 2011, partially offset by increases in trail commissions, which increased $2.9 million consistent with increases in our assets under management. Trail commissions are fees we pay to broker-dealers for providing sales, marketing and distribution services to investors of our mutual funds. Also contributing to the increase were higher sales-based fees paid to third party distribution partners, which increased $1.2 million due to higher assets under management.

Distribution and administrative expenses increased $5.8 million or 12.4% in the nine months ended September 30, 2012, compared to the same period in the prior year primarily due to an increase of $7.1 million in asset-based trail commissions paid to our distribution partners and $4.4 million of higher sales-based fees paid to third party distribution partners and amortization of deferred sales commissions consistent with increases in our assets under management. The increases were offset by a decrease in closed –end fund structuring costs of $5.7 million in connection with the launch of the VGI closed-end fund during the first quarter of 2012 and the 2011 third quarter launch of the DPG closed-end fund.

Other Operating Expenses

Other operating expenses primarily consist of investment research costs, professional fees, travel and entertainment costs, rent and occupancy expenses and other miscellaneous costs. Other operating expenses increased $0.9 million or 11.3% in the three months ended September 30, 2012 compared to the same period in the prior year primarily due to an increase in travel and entertainment costs associated with the expansion of the retail distribution team as well as an increase in professional fees.

Other operating expenses increased $2.3 million or 9.6% in the nine months ended September 30, 2012 compared to the same period in the prior year primarily due to un-reimbursed offering costs of $0.2 million related to the launch of the VGI closed-end fund during the first quarter of 2012 and an increase in travel and entertainment costs and professional fees.

Restructuring and Severance

During the three and nine months ended September 30, 2012, the Company recorded restructuring and severance charges of $0.6 million and $1.3 million, respectively, related to headcount reductions and consolidation activities. During the three and nine months ended September 30, 2011, we recorded severance charges of less than $0.1 million and $0.7 million, respectively, related to headcount reductions. The charges are comprised entirely of severance, benefits and outplacement costs.

Intangible Asset Amortization

Intangible asset amortization expense primarily consists of the straight-line amortization of acquired investment advisory contracts recorded as definite-lived intangible assets over estimated useful lives. Amortization expense remained relatively consistent in the three and nine months ended September 30, 2012 compared to the same periods in the prior year.

Other Income (Expense), net

Other income (expense), net primarily consists of realized and unrealized gains and losses recorded on trading securities and investments of consolidated sponsored investment products. Other income (expense), net increased $2.7 million or 173.4% and increased $3.1 million or 329.0%, respectively, in the three and nine months ended September 30, 2012 compared to the same periods in the prior year due primarily to changes in the market value of trading securities during the current periods and realized and unrealized gains related to the addition of investments of consolidated sponsored investment products.

Interest Expense, net

Interest expense, net is attributable primarily to our long-term debt and is reported net of interest and dividend income earned on cash equivalents and investments as well as interest and dividend income related to investments of consolidated sponsored investment products. Interest expense, net decreased $0.1 million for the three months ended September 30, 2012 and decreased $0.2 million for the nine months ended September 30, 2012 compared to the same periods in the prior year due to interest and dividend income increasing by $0.1 million or 100.0% for the three months ended September 30, 2012 and $0.2 million or 50.5% for the nine months ended September 30, 2012. Interest and dividend income earned on our cash equivalents and marketable securities as well as interest and dividend income of investments of consolidated sponsored investment products increased but was offset by an increase in interest expense of $0.1 million from state and local tax related payments for the nine months ended September 30, 2012. Our effective interest rate on long-term borrowings outstanding under our Credit Facility, inclusive of the amortization of deferred financing costs, was 4.32% as of September 30, 2012 compared to 4.29% as of September 30, 2011.

Income Tax Expense

The provision for income taxes includes U.S. federal, state and local taxes at an estimated annual effective tax rate of 39.3% and (9.0%), for the nine months ended September 30, 2012 and 2011, respectively. The primary difference in the annual effective tax rate for the nine months ended September 30, 2012 and 2011 was due to the changes in management’s assessment as to the realizability of deferred tax assets. The Company released its valuation allowance during the fourth quarter of 2011 on all net deferred tax assets other than those related to capital losses and certain state net operating loss carryforwards where sufficient income was not expected to be generated before the relevant tax attributes expired unused. Prior to the release of the valuation allowance, the Company offset all changes in its deferred tax assets with a valuation allowance resulting in an effective tax rate substantially different from the applicable statutory tax rates. Following the valuation allowance release during the fourth quarter of fiscal year 2011, the Company records its taxes on substantially all of its operating income at the applicable statutory rates, as adjusted for permanent differences, without an offsetting valuation allowance.

Liquidity and Capital Resources

Certain Financial Data

The following table summarizes certain key financial data relating to our liquidity and capital resources:

	September 30,	December 31,
	2012	2011
($ in thousands)
Balance Sheet Data
Cash and cash equivalents	$42,288	$45,267
Trading securities, at fair value	13,473	12,526
Available-for-sale securities, at fair value	2,612	2,469
Total deferred taxes, net (1)	107,775	123,692
Long-term debt	15,000	15,000
Convertible preferred stock (2)	—	35,217
Stockholders’ equity	236,697	183,155

Net assets of consolidated sponsored investment products (3)	35,611	—
Working capital (4)	81,828	45,938

	Nine Months Ended September 30,
	2012	2011
Cash Flow Data
Provided by (used in):
Operating activities	$14,552	$6,663
Investing activities	(3,194)	(759)
Financing activities	(13,390)	(10,627)

(1)	Includes both current and long-term.
(2)	On January 6, 2012, all 35,217 outstanding shares of the Company’s Series B Convertible Preferred Stock converted into 1,349,300 shares of common stock pursuant to the conversion agreement entered into on October 27, 2011 between the Company and BMO, the holder of the outstanding Series B shares. As a result of the conversion, all of the preferred shares have been retired.
(3)	Net assets of consolidated sponsored investment products are comprised of $38.0 million of total assets, $2.2 million of total liabilities and $0.2 of redeemable noncontrolling interests.
(4)	Working capital is defined as current assets less current liabilities.

Capital Requirements

Our investment management business does not require us to maintain significant capital balances. Our short-term capital requirements, which we consider to be those capital requirements due within one year, include payment of annual incentive compensation, salary costs and other operating expenses primarily comprised of investment research costs, professional fees and occupancy expenses. Incentive compensation, which is generally the Company’s largest annual operating cash payment, is paid in the first quarter of the year. In the first quarter of 2012 and 2011, we paid approximately $24.8 million and $14.5 million, respectively, in incentive compensation earned during the years ended December 31, 2011 and 2010 respectively. Short-term capital requirements may also be affected by employee tax withholding payments related to net share settlement upon vesting of restricted stock units (“RSUs”). For the nine months ended September 30, 2012, a total of 140,726 RSUs were withheld through net share settlement by the Company to settle employee tax withholding obligations. The Company paid $11.3 million in employee tax withholding obligations related to the RSUs withheld. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that otherwise would have been issued as a result of the vesting. The amount we pay in future periods will vary based on our stock price, the number of RSUs vesting during the period and whether we and our employees elect to satisfy withholding taxes through net share settlement. Approximately 138,000 RSUs are expected to vest in March 2013 that may require a capital outlay related to employee tax withholdings.

We currently maintain a significant portion of our assets in highly liquid positions primarily comprised of cash and cash equivalents, accounts receivable, marketable securities and consolidated sponsored investment products. Our working capital was $81.8 million as of September 30, 2012, an increase of $35.9 million from $45.9 million as of December 31, 2011. We believe our working capital and cash flows from operations will be adequate to meet our short term capital requirements.

Future capital requirements include principal payments on our outstanding Credit Facility, which matures in September 2017, seeding new investment strategies, capital expenditures and other strategic initiatives.

Uses of Capital

We expect that our main uses of cash will be to (i) invest in our organic growth, including our distribution efforts and closed-end fund launches, (ii) seed new investment strategies and mutual funds to ensure a strong pipeline of future saleable products, (iii) invest in inorganic growth opportunities as they arise, (iv) acquire shares of our common stock and (v) fund ongoing and potential investments in our infrastructure to achieve greater economies of scale and a more efficient overall cost structure.

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

Capital and Reserve Requirements

We have a subsidiary that is a broker-dealer registered with the SEC and is therefore subject to certain rules regarding minimum net capital, as defined by those rules. The subsidiary is required to maintain a ratio of “aggregate indebtedness” to “net capital,” as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us including additional reporting requirements, tighter ratios and business interruption. At September 30, 2012 and 2011, the ratio of aggregate indebtedness to net capital of the broker-dealer was below the maximum allowed and our net capital was significantly in excess of that required.

Balance Sheet

Cash and cash equivalents consist of cash in banks and highly liquid money market mutual fund investments. Cash and cash equivalents typically increase in the second, third and fourth quarters of the year as we record, but do not pay, variable incentive compensation. Historically, annual incentives are paid in the first quarter of the year. Marketable securities consist primarily of highly liquid investments in our affiliated mutual funds. We provide capital to launch sponsored funds and incubate new investment strategies in their early stages of development. At September 30, 2012 and December 31, 2011, our long-term debt balance was $15.0 million.

Operating Cash Flow

Net cash provided by operating activities of $14.6 million for the nine months ended September 30, 2012 increased by $7.9 million from net cash provided by operating activities of $6.7 million in the same period in the prior year due primarily to increases in our revenues based on higher average assets under management, offset by increases in the purchases of trading securities and investments of consolidated sponsored investment products and higher annual incentive compensation payments. Cash flows from operating activities for the nine months ended September 30, 2012 includes the expected utilization of deferred tax assets to reduce current taxes payable in the amount of $16.0 million.

Investing Cash Flow

Net cash used in investing activities of $3.2 million for the nine months ended September 30, 2012, consists of capital expenditures related to our business operations, the purchase of investment management contracts and the reinvestment of dividends in our sponsored mutual funds that are classified as available-for-sale securities. The $2.6 million of capital expenditures for the nine months ended September 30, 2012 was primarily related to leasehold improvements.

Financing Cash Flow

Net cash used in financing activities of $13.4 million for the nine months ended September 30, 2012 increased by $2.8 million from $10.6 million in the same period in the prior year primarily due to increased payments to settle tax withholding obligations for the net share settlement of RSUs and increased proceeds received related to stock option exercises offset by the decrease in common stock repurchases of $4.8 million and no preferred stock dividends paid for the nine months ended September 30, 2012.

Long-term Debt

On September 10, 2012, the Company entered into an amendment and restatement of its existing senior secured revolving credit facility (“Credit Facility”). As amended and restated, the Credit Facility has a five-year term and provides borrowing capacity of up to $75.0 million, which was increased from $30.0 million, with a $7.5 million sub-limit for the issuance of standby letters of credit. In addition, the Credit Facility provides for a $50.0 million increase provision conditioned on approval by the lending group. The Credit Facility is secured by substantially all of the assets of the Company. At September 30, 2012 and December 31, 2011, $15.0 million was outstanding under the Credit Facility. As of September 30, 2012 and December 31, 2011, the Company had the capacity to draw on the remaining amount of the Credit Facility.

Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at the Company’s option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate (as defined in the Credit Facility agreement), plus, in each case, an applicable margin, that ranges from 0.75% to 2.50%. At September 30, 2012, the interest rate in effect for the Credit Facility was 2.00%, exclusive of the amortization of deferred financing costs. Under the terms of the Credit Facility, the Company is also required to pay certain fees, including an annual commitment fee that ranges from 0.35% to 0.50% on undrawn amounts and a letter of credit participation fee at an annual rate equal to the applicable margin as well as any applicable fronting fees, each of which is payable quarterly in arrears.

The Credit Facility contains customary covenants, including covenants that restrict (subject in certain instances to minimum thresholds or exceptions) the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create liens, merge or make acquisitions of less than 100% owned subsidiaries, dispose of assets, enter into leases, sale/leasebacks or acquisitions of capital stock, and make loans, guarantees and investments, among other things. In addition, the Credit Facility contains certain financial covenants, the most restrictive of which include: (i) a minimum interest coverage ratio (generally, adjusted EBITDA to interest expense as defined in and for the period specified in the Credit Facility agreement) of at least 4.00:1, and (ii) a leverage ratio (generally, total indebtedness as of any date to adjusted EBITDA as defined in and for the period specified in the Credit Facility agreement) of no greater than 2.75:1. For purposes of the Credit Facility, adjusted EBITDA generally means, for any period, net income of the Company before interest expense, income taxes, depreciation and amortization expense, and excluding non-cash stock-based compensation, unrealized mark-to-market gains and losses, certain severance, and certain non-cash non-recurring gains and losses as described in and specified under the Credit Facility agreement. At September 30, 2012, the Company was in compliance with all financial covenants.

The Credit Facility agreement also contains customary provisions regarding events of default which could result in an acceleration of amounts due under the facility, including failure to pay principal or interest when due, failure to satisfy or comply with covenants, change of control, certain judgments, invalidation of liens, and cross-default to other debt obligations.

Contractual Obligations

Our contractual obligations are summarized in our Annual Report on Form 10-K for the year ended December 31, 2011. Other than the amendment and restatement of the Credit Facility described above, which, among other things, amended the interest rate payable on outstanding amounts under the Credit Facility, as of September 30, 2012, there have been no material changes outside of the ordinary course in our contractual obligations since December 31, 2011.

Critical Accounting Policies and Estimates

Our financial statements and the accompanying notes are prepared in accordance with Generally Accepted Accounting Principles, which requires the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our 2011 Annual Report on Form 10-K. There were no changes in our critical accounting policies in the nine months ended September 30, 2012.

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

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. The standard provides entities with an option to perform a qualitative assessment of indefinite-lived intangible assets other than goodwill for impairment to determine if additional impairment testing is necessary. The standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, however early adoption is allowed. The Company has adopted this ASU as of September 30, 2012.

In August 2012, the FASB issued ASU No. 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our exposure to market risk is directly related to our role as investment advisor for the funds and accounts we manage as investment advisor. Substantially all of our revenue for the three and nine months ended September 30, 2012 and 2011 was derived from investment management, distribution and fund administration fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

We are also subject to market risk due to a decline in the market value of our investments, consisting primarily of marketable securities. At September 30, 2012, the fair value of marketable securities was $51.6 million. Assuming a 10.0% increase or decrease in the fair value of marketable securities at September 30, 2012, our net income would change by $4.9 million and our total comprehensive income would change by $5.2 million for the three and nine months ended September 30, 2012.

Interest Rate Risk

At September 30, 2012, the Company has $15.0 million outstanding under its Credit Facility that has a variable interest rate. Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at the Company’s option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate, plus, in each a case, an applicable margin that ranges from 0.75% to 2.50%. At September 30, 2012, the interest rate in effect for the Credit Facility was 2.00%. A hypothetical 300 basis point change in interest rates for the three and nine months ended September 30, 2012 would have changed our interest expense by approximately $0.1 million and $0.3 million, respectively.

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

The following table sets forth information regarding the Company’s share repurchases in each month during the quarter ended September 30, 2012:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
July 1 - 31, 2012	—	$—	—	195,000
August 1 - 31, 2012	—	$—	—	195,000
September 1 - 30, 2012	35,000	$87.41	35,000	160,000

(1)	Average price per share is calculated on a settlement basis and exludes commissions.
(2)	The share repurchases above were completed persuant to a program announced October 14, 2010. The Company is authorized to purchase a maximum of 350,000 shares. The program expires three years from inception.

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

Item 6.	Exhibits

Exhibit Number	Description

10.1	Amended and Restated Credit Agreement, dated as of September 10, 2012 among Registrant as Borrower, the lenders party thereto, PNC Bank, National Association as Syndication Agent and The Bank of New York Mellon, as Administrative Agent, as Swingline Lender and as Issuing Bank (the “Credit Agreement”)

10.2	Reaffirmation of Guarantee among the Registrant as Borrower, each of the subsidiary guarantors thereto and The Bank of New York Mellon, as Administrative Agent, as Swingline Lender and as Issuing Bank under the Credit Agreement

10.3	Amendment No. 1, dated as of September 10, 2012, to the Security Agreement, dated as of September 1, 2009, among the Registrant as Borrower, each of the subsidiary guarantors thereto, and the Bank of New York Mellon, as Administrative Agent under the Credit Agreement

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following information formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2012 and 2011 and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

**	In accordance with Rule 406T of Regulation S-T, the interactive data files in Exhibit 101 to this Quarterly Report shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed “filed” or part of any registration statement or prospectus filed for purposes of Section 11 or 12 of the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2012

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

	By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)