Form 10-K
period 2012-12-31
VIRTUS INVESTMENT PARTNERS, INC.
filed 2013-03-01
CIK 883237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold (based on the closing share price as quoted on the NASDAQ Global Market) as of the last business day of the registrant’s most recently completed second fiscal quarter was $490,056,156. For purposes of this calculation, shares of common stock held or controlled by executive officers and directors of the registrant have been treated as shares held by affiliates.

There were 7,831,584 shares of the registrant’s common stock outstanding on February 14, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement which will be filed with the SEC in connection with the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Virtus Investment Partners, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2012

“We,” “us,” “our,” the “Company” and “Virtus” as used in this Annual Report on Form 10-K (“Annual Report”), refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I

Item 1.	Business.

Organization

Virtus Investment Partners, Inc. commenced operations on November 1, 1995 through a reverse merger with Duff & Phelps Corporation. From 1995 to 2001, we were a majority-owned indirect subsidiary of The Phoenix Companies, Inc. (“PNX”). On January 11, 2001, a subsidiary of PNX acquired the outstanding shares of the Company not already owned and the Company became an indirect wholly-owned subsidiary of PNX. On October 31, 2008, after the sale of convertible preferred stock to a subsidiary of the Bank of Montreal (“BMO”) we became an indirect, majority-owned subsidiary of PNX. On December 31, 2008, PNX distributed 100% of Virtus common stock to PNX stockholders in a spin-off transaction. Following the spin-off, BMO owned 100% of the Company’s outstanding shares of Series B Convertible Preferred Stock (the “Series B”). All of the outstanding Series B was converted to shares of Virtus common stock on January 6, 2012. As a result of the conversion, all of the preferred stock have been retired.

Our Business

We are a provider of investment management products and services to individuals and institutions. We operate a multi-manager investment management business, comprised of affiliated managers and unaffiliated subadvisers, each having its own distinct investment style, autonomous investment process and brand. We believe our clients value this approach and appreciate individual managers with distinctive cultures and styles.

We provide our products in a number of forms and through multiple distribution channels. Our retail products include open-end mutual funds, closed-end funds, variable insurance funds and separately managed accounts. Our fund family of open-end funds is distributed primarily through intermediaries. Our closed-end funds trade on the New York Stock Exchange. Our variable insurance funds are available as investment options in variable annuities and life insurance products distributed by third-party life insurance companies. Retail separately managed accounts are comprised of intermediary programs, sponsored and distributed by unaffiliated brokerage firms, and private client accounts, which are offerings to the high net-worth clients of our affiliated managers. We also manage institutional accounts for corporations, multi-employer retirement funds, public employee retirement systems, foundations and endowments and special purpose funds. Our earnings are primarily driven by asset-based fees charged on these various products for services including investment management, fund administration, distribution and shareholder services. These fees are based on a percentage of assets under management (“AUM”) and are calculated using daily or weekly average assets or assets at the end of the preceding quarter.

Our Investment Managers

Our investment management services are provided by investment managers who are registered investment advisors under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). The investment managers are responsible for portfolio management activities for our retail and institutional products operating under advisory or sub-advisory agreements. We provide our affiliated managers with distribution, operational and administrative support, thereby allowing each affiliated manager to focus on investment management. Our affiliated managers participate in the earnings they generate through compensation arrangements that include incentive bonus pools based primarily on their profits. We also engage select unaffiliated subadvisers for certain of our open-end mutual funds and variable insurance funds. At December 31, 2012, $16.1 billion or 35.4% of our assets under management were managed by unaffiliated subadvisers. We monitor the quality of the affiliated managers and unaffiliated subadvisers products by assessing their performance, style, consistency and the discipline with which they apply their investment process.

Our affiliated firms and their respective assets under management, styles and products are as follows:

Affiliated Managers
	Duff & Phelps Investment Management	Newfleet Asset Management	Kayne Anderson Rudnick Investment Management	Zweig/Euclid Advisors	Rampart Investment Management(1)	Newfound Investments (2)
AUM at December 31, 2012 ($ in billions)	$8.9	$10.7	$6.7	$1.7	$1.3	$0.0
Location	Chicago, IL	Hartford, CT	Los Angeles, CA	New York, NY	Boston, MA	Hartford, CT

Investment Style	Quality-oriented, equity income; high quality fixed income	Multi-sector, value-driven fixed income	Quality at a reasonable price	Growth at a reasonable price, high quality fixed income	Systematic, disciplined options solutions	Quantitative, tactical model driven portfolios
Investment Types
Equities	•REITs		•Small Cap: Core/ Growth/Value	•Large Cap Core	•Equity overlay	•Domestic and International Equity
	•Utilities/ Infrastructure		•Mid Cap: Core	•Tactical Asset Allocation •International	•Low Volatility
	•Passive Equity		•Small-Mid Cap: Core/Value
•Large Cap: Core/ Growth/Value

Fixed Income	•Tax Advantaged	•Multi-sector	•California Municipals	•U.S. Government grade agencies		•Core Plus
	•High Grade Core	•Core
	•Municpals	•Core Plus	•Intermediate Total Return & Government	•Investment grade corporates
•Bank Loans
•High Yield
		•Municipals •Emerging Market		•Sovereign
Products

Open-End Funds	✓	✓	✓	✓		✓

Closed-End Funds	✓	✓		✓

Variable Insurance Funds	✓	✓	✓

Separately Managed Accounts		✓	✓	✓	✓

Institutional	✓	✓	✓	✓	✓

(1)	On October 18, 2012, the Company completed the acquisition of the business and assets of Rampart Investment Management Company, Inc.
(2)	On October 4, 2012, the Company established Newfound Investments in partnership with Newfound Research, a financial technology firm that provides access to proprietary research and asset allocation models.

Our Investment Products

Our assets under management are comprised of open-end mutual funds, closed-end funds, variable insurance funds, separately managed accounts (intermediary sponsored and private client) and institutional accounts (traditional institutional mandates and structured products).

Assets Under Management By Product as of December 31, 2012

($ in billions)

Retail Products
Mutual fund assets
Long-term open-end funds	$25.8
Closed-end funds	6.2
Money market funds	2.0

Total mutual fund assets	34.0

Variable Insurance Funds	1.3

Separately managed accounts
Intermediary sponsored programs	3.7
Private client accounts	2.1

Total managed account assets	5.8

Total retail assets	41.1

Institutional Products
Institutional accounts	3.7
Structured finance products	0.7

Total institutional assets	4.4

Total AUM	$45.5

Open-End Mutual Funds

As of December 31, 2012, we managed 48 open-end funds, in a variety of equity and fixed income styles, including money market, asset allocation and alternative investments, with total assets of $27.8 billion.

Our equity fund offerings encompass a number of market caps and investment styles, including large-, mid- and small-cap funds offered in value, core and growth styles, and including international, global, emerging market and sector-specific funds. Our fixed income fund offerings cover a broad range of fixed income asset classes, including core, multi-sector, tax-exempt and high yield. We also offer separate money market funds focused on corporate, tax-exempt and government securities.

Our family of open-end mutual funds as of December 31, 2012 is comprised of the following:

Fund Type/Name	Inception	Assets	Advisory Fee (1)	3-Year Return (2)
		($ in millions)	(%)	(%)
Alternatives
Virtus Real Estate Securities Fund	1995	$1,306.2	0.75-0.65	17.67
Virtus Dynamic AlphaSector™ Fund	1998	485.7	1.50-1.40	(1.76)
Virtus Global Dividend Fund	2004	100.8	0.65-0.55	10.15
Virtus Alternatives Diversifier Fund (3)	2005	51.0	n/a	5.73
Virtus International Real Estate Securities Fund	2007	36.1	1.00-0.90	12.94
Virtus Global Real Estate Securities Fund	2009	24.9	0.85-0.75	15.46
Virtus Global Commodities Stock Fund	2011	23.0	1.00-0.90	n/a
Virtus Herzfeld Fund	2012	1.5	1.00-0.95	n/a

Asset Allocation
Virtus Balanced Fund	1975	587.7	0.55-0.45	8.35
Virtus Allocator Premium AlphaSector™ Fund	2011	385.3	1.10-1.00	n/a
Virtus Tactical Allocation Fund	1940	185.9	0.70-0.60	8.17

Equity
Virtus Premium AlphaSector™ Fund	2010	3,574.1	1.10	n/a
Virtus AlphaSector™ Rotation Fund	2003	472.0	0.45-0.40	9.01
Virtus Strategic Growth Fund	1995	374.5	0.70-0.60	7.95
Virtus Mid-Cap Value Fund	1997	370.7	0.75-0.70	12.46
Virtus Small-Cap Core Fund	1996	248.8	0.75	14.16
Virtus Quality Small-Cap Fund	2006	213.7	0.70	11.67
Virtus Growth & Income Fund	1997	129.3	0.75-0.65	8.14
Virtus Mid-Cap Growth Fund	1975	81.5	0.80-0.70	9.49
Virtus Quality Large-Cap Value Fund	2005	80.2	0.75-0.65	8.29
Virtus Small-Cap Sustainable Growth Fund	2006	78.9	0.90-0.80	13.71
Virtus Mid-Cap Core Fund	2009	2.5	0.80-0.70	12.14
Virtus Wealth Masters Fund	2012	1.1	0.85-0.80	n/a
Virtus Disciplined Equity Style Fund	2012	1.0	1.00-0.90	n/a

Fixed Income
Virtus Multi-Sector Short Term Bond Fund	1992	7,065.4	0.55-0.45	7.53
Virtus Senior Floating Rate Fund	2008	486.1	0.60-0.50	6.37
Virtus Multi-Sector Fixed Income Fund	1989	420.9	0.55-0.45	10.06
Virtus Tax-Exempt Bond Fund	1996	345.6	0.45	7.09
Virtus High Yield Fund	1980	110.0	0.65-0.55	10.49
Virtus Bond Fund	1998	107.2	0.45-0.40	7.42
Virtus Low Duration Income Fund	1996	77.8	0.55-0.45	5.52
Virtus High Yield Income Fund	2002	63.5	0.45	10.38
Virtus CA Tax-Exempt Bond Fund	1983	55.8	0.45-0.35	6.98
Virtus Emerging Markets Debt Fund	2012	26.3	0.75-0.70	n/a
Virtus Disciplined Select Bond Fund	2012	1.0	0.80-0.70	n/a

International/Global
Virtus Emerging Markets Opportunities Fund	1997	6,744.5	1.00-0.95	14.25
Virtus Foreign Opportunities Fund	1990	1,258.6	0.85-0.75	10.89
Virtus Global Opportunities Fund	1960	98.1	0.85-0.75	13.43
Virtus Global Premium AlphaSector™ Fund	2011	89.3	1.10-1.00	n/a
Virtus International Equity Fund	2010	26.5	0.85-0.75	n/a
Virtus Greater European Opportunities Fund	2009	11.6	0.85-0.80	10.78
Virtus Greater Asia ex Japan Opportunities Fund	2009	10.1	1.00-0.95	12.13
Virtus Emerging Markets Equity Income Fund	2012	5.9	1.05-1.00	n/a
Virtus International Small Cap Fund	2012	5.5	1.00-0.95	n/a
Virtus Disciplined Select Country Fund	2012	1.0	1.10-1.00	n/a

Money Market Funds
Virtus Insight Government Money Market Fund	1988	1,299.0	0.14-0.10	0.03
Virtus Insight Money Market Fund	1988	523.9	0.14-0.10	0.01
Virtus Insight Tax-Exempt Money Market Fund	1988	171.2	0.14-0.10	0.04

Total Open-End Funds		$27,821.2

(1)	Percentage of average daily net assets of each fund. The percentages listed represent the range of gross management advisory fees paid by the funds, from the highest to the lowest. A range indicates that the fund has breakpoints at which management advisory fees decrease as assets in the funds increase. We pay sub-advisory fees on funds managed by unaffiliated subadvisers, which are not reflected in the percentages listed.
(2)	Represents average annual total return performance of the largest share class as measured by net assets for which performance data is available.
(3)	This fund invests in other Virtus open-end mutual funds as well as unaffiliated exchange traded funds. The related assets invested in other Virtus open-end mutual funds are reflected only in the balances of the respective funds.

Past performance does not guarantee future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost.

Closed-End Funds

We managed the assets of eight closed-end funds as of December 31, 2012, each of which is traded on the New York Stock Exchange, with total assets of $6.2 billion. Closed-end funds do not continually offer to sell and redeem their shares; rather, daily liquidity is provided by the ability to trade the shares of these funds at prices that may be above or below the shares’ net asset value. Our closed-end funds are comprised of various fixed income and equity strategies provided by three of our affiliated managers.

Our family of closed-end funds as of December 31, 2012, is comprised of the following:

Fund Type/Name	Assets	Advisory Fee
	($ in billions)%
Balanced
DNP Select Income Fund Inc.	$3.2	0.60-0.50	(1)
Zweig Total Return	0.5	0.70	(2)
Virtus Total Return Fund	0.2	0.85	(2)
Equity
Duff & Phelps Global Utility Income Fund Inc	1.0	1.00	(3)
Zweig Fund	0.3	0.85	(2)
Fixed Income
Duff & Phelps Utility and Corporate Bond Trust Inc	0.5	0.50	(1)
Virtus Global Multi-Sector Income Fund	0.3	0.95	(2)
DTF Tax-Free Income Inc.	0.2	0.50	(1)

Total Closed-End Funds	$6.2

(1)	Percentage of average weekly net assets. The percentage listed represents the range of gross management advisory fees paid by the funds, from the highest to the lowest. A range indicates that the fund has breakpoints at which management advisory fees decrease as assets in the fund increase.
(2)	Percentage of average daily net assets of each fund.
(3)	Percentage of average weekly net assets. The adviser has contractually agreed to waive a portion of its fee for a period of time, which is not reflected in the percentage listed.

Variable Insurance Trust

Our variable insurance trust provides investment options in variable annuities and life insurance products distributed by third-party life insurance companies. Our family of variable insurance funds as of December 31, 2012, is comprised of the following:

Fund Type/Name	Assets	Advisory Fee (1)
	($ in billions)%
Equity
Virtus International Series	$0.3	0.75-0.65
Virtus Capital Growth Series	0.2	0.70-0.60
Virtus Growth and Income Series	0.2	0.70-0.60
Virtus Small-Cap Growth Series	0.1	0.85
Virtus Real Estate Securities Series	0.1	0.75-0.65
Virtus Small-Cap Value Series	0.1	0.90
Fixed Income
Virtus Multi-Sector Fixed Income Series	0.2	0.50-0.40
Asset Allocation
Virtus Strategic Allocation Series	0.1	0.60-0.50

Total Variable Products Funds	$1.3

(1)	Percentage of average daily net assets of each fund. The percentage listed represents the range of gross management advisory fees paid by the funds, from the highest to the lowest. A range indicates that the fund has breakpoints at which management advisory fees decrease as assets in the fund increase. We pay sub-advisory fees on funds managed by unaffiliated subadvisers, which are not reflected in the percentages listed.

Separately Managed Accounts

Separately managed accounts are individually owned portfolios that are managed by an investment manager. Separately managed accounts include broker-dealer sponsored programs, whereby an intermediary assists individuals in identifying their investment objectives and hires investment managers that have been approved by the broker-dealer to fulfill those objectives; and private client accounts that are accounts of high net-worth individuals who are direct clients of our affiliates. Intermediary sponsored programs and private client account assets totaled $5.8 billion at December 31, 2012.

Institutional Accounts

We offer a variety of equity, fixed income and real estate investment trust strategies to institutional clients, including corporations, multi-employer retirement funds, public employee retirement systems, foundations and endowments and special purpose funds. We also act as the collateral manager for structured finance products, such as collateralized loan obligations and collateralized bond obligations, collectively referred to as collateralized debt obligations (“CDOs”). Our institutional assets under management totaled $4.4 billion as of December 31, 2012.

Our Investment Management, Administration and Transfer Agent Fees

Our net investment management fees, administration fees and net transfer agent fees earned in each of the last three years were as follows:

	Years Ended December 31,
	2012	2011	2010
($ in thousands)
Investment management fees:
Open-end funds	$109,327	$68,831	$42,090
Closed-end funds	35,361	26,345	22,131
Separately managed accounts	23,245	19,166	17,057
Institutional accounts	13,554	14,596	14,880
Variable insurance funds	6,388	6,125	1,838

Total investment management fees	187,875	135,063	97,996
Administration fees	23,646	16,695	10,502
Transfer agent fees	10,133	7,183	4,822

Total	$221,654	$158,941	$113,320

Investment Management Fees

We provide investment management services to funds and accounts pursuant to investment management agreements. With respect to open-end funds, closed-end funds and variable insurance funds, we earn fees based on each fund’s average daily or weekly net assets. Most fee schedules provide for rate declines or “breakpoints” as asset levels increase to certain thresholds. For separately managed accounts and institutional accounts, fees are negotiated and are based primarily on asset size, portfolio complexity and individual client requests. Each of our sponsored open-end, closed-end and variable insurance funds has an investment management agreement with one of our advisors (each, an “Adviser”). Although specific terms of agreements vary, the basic terms are similar. Pursuant to the agreements, the Adviser provides overall management services to a fund, subject to supervision by the fund’s board of directors. The investment management agreements are approved initially by fund shareholders and must be approved annually by each fund’s board of directors, including a majority of the directors who are not “interested persons” of the Adviser. Generally, agreements may be terminated by either party upon written notice, and may terminate automatically in certain situations, such as a “change in control” of the Adviser. In arrangements where our funds are managed by a subadviser, the agreement provides that the subadviser manages the day-to-day operations of the fund’s portfolio and receives a management fee from the Adviser based on the percentage of average daily net assets in the funds they sub-advise or a percentage of the Adviser’s management fee.

Each fund bears all expenses associated with its operations, including the costs associated with the issuance and redemption of securities, where applicable. The funds do not bear compensation expenses of directors or officers of the fund who are employed by us or our subsidiaries. In some cases, to the extent total expenses exceed a specified percentage of a fund’s or a portfolio’s average net assets for a given year, the Adviser has agreed to reimburse the funds for such excess expenses or voluntarily waive a portion of its fee for a period of time.

We act as the collateral manager for structured finance products, which are comprised of CDOs. Fees consist of both senior and subordinated management fees. Senior management fees are calculated at a contractual fee rate applied against the current par value of the total collateral being managed. Subordinated management fees, also calculated against the current par value of the total collateral being managed, are recognized only after certain portfolio criteria are met. The underlying collateral is primarily comprised of loans, high yield securities, asset-backed securities and mortgage-backed securities. We have no direct investment in and no financial or operational obligations with respect to the underlying performance of the collateral. For the investment management services being provided for existing structured finance products, this revenue will decline over time as CDOs have finite lives and can experience redemptions and liquidations. Structured finance product assets under management totaled $0.7 billion at December 31, 2012.

Administration Fees

We provide fund administration services to our open-end funds, variable insurance funds and certain of our closed-end funds. We earn fees based on each fund’s average daily or weekly net assets. Administrative services include recordkeeping, preparing and filing documents required to comply with federal and state securities laws, legal administration and compliance services, supervising the activities of the funds’ other service providers, providing assistance with fund shareholder meetings, as well as providing office space, equipment and personnel that may be necessary for managing and administering the business affairs of the funds.

Transfer Agent Fees

We provide transfer agent services to our open-end funds and certain of the closed-end funds. We earn fees based on each fund’s average daily or weekly net assets. Transfer agent services include maintaining shareholder accounts; receiving and processing orders for purchases, exchanges and redemptions of fund shares; conveying payments; withholding taxes on shareholder accounts; preparing and filing required forms for dividends and distributions; preparing and mailing transaction confirmation and periodic statements; and providing shareholder account information. We delegate the performance of certain aspects of the transfer agent services to a third-party service provider and oversee their performance.

Our Distribution Services

Our principal means of distribution of our open-end mutual funds and separately managed accounts is through financial intermediaries to individuals. We have broad access in this marketplace, with distribution partners that include national and regional broker-dealers, independent broker-dealers and independent financial advisory firms. We support these distribution partners with a team of regional sales professionals (“wholesalers”), a national account relationship group, an internal sales desk and separate teams for the retirement market and the registered investment advisor market. Our sales and marketing professionals serve as a resource to financial advisors seeking to help clients address wealth management issues and support the marketing of our products and services tailored to this marketplace.

We also have separate resources dedicated to serving high net-worth clients who access investment advice outside of traditional retail broker-dealer channels. Specialized teams at our affiliated managers develop relationships in this market and deal directly with these clients.

Our institutional distribution strategy combines both a coordinated and affiliate-centric model. Institutional resources at affiliates and certain combined resources work collaboratively on institutional sales efforts. Through relationships with consultants, they target key market segments, including foundations and endowments, corporate, public and private pension plans.

Our Broker-Dealer Services

VP Distributors, LLC (“VPD”), a broker-dealer registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), serves as principal underwriter and national wholesale distributor of our open-end mutual funds and managed accounts. Mutual fund shares are distributed by VPD under sales agreements with unaffiliated national and regional broker-dealers and financial institutions. VPD also markets advisory services to sponsors of managed account programs.

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

Our Regulatory Matters

We are subject to regulation by the Securities and Exchange Commission (“SEC”), Financial Industry Regulatory Authority (“FINRA”) and other federal and state agencies and self-regulatory organizations. Each advisor, including unaffiliated subadvisers, is registered with the SEC under the Investment Advisers Act. Each open-end mutual fund, closed-end fund, and each series of our variable insurance trust is registered with the SEC under the Investment Company Act of 1940 (the “Investment Company Act”). VPD is registered with the SEC under the Exchange Act and is a member of FINRA.

The financial services industry is highly regulated and failure to comply with related laws and regulations can result in the revocation of registrations, the imposition of censures or fines, and the suspension or expulsion of a firm and/or its employees from the industry. All of our open-end mutual funds are currently available for sale and are qualified in all 50 states, Washington, D.C., Puerto Rico and the U.S. Virgin Islands. Most aspects of our investment management business, including the business of the subadvisers, are subject to various federal and state laws and regulations.

Our officers, directors, and employees may, from time to time, own securities that are also held by one or more of our funds. Our internal policies with respect to personal investments are established pursuant to the provisions of the Investment Company Act and/or the Investment Advisers Act. Employees, officers and directors who, in the function of their responsibilities, meet the requirements of the Investment Company Act, Investment Advisers Act, or of FINRA regulations, must disclose personal securities holdings and trading activity. Those employees, officers and directors with investment discretion or access to investment decisions are subject to additional restrictions with respect to the pre-clearance of the purchase or sale of securities over which they have investment discretion or beneficial interest. Other restrictions are imposed upon supervised persons with respect to personal transactions in securities held, recently sold or contemplated for purchase by our mutual funds. All supervised persons are required to report holdings and transactions on an annual and quarterly basis pursuant to the provisions of the Investment Company Act and Investment Advisers Act. In addition, certain transactions are restricted so as to seek to avoid the possibility of improper use of information relating to the management of client accounts.

Our Employees

As of December 31, 2012, we had 336 full time equivalent employees. None of our employees are union members. We consider our relations with our employees to be good.

Relationship with BMO

As of December 31, 2012, BMO owned 1,728,731 shares of our common stock representing 22.1 percent of our outstanding common stock. As of December 31, 2011, BMO held 35,217 shares of our Series B. On January 6, 2012 BMO converted all 35,217 outstanding shares of Series B into 1,349,300 shares of our common stock. As a result of the conversion, all of the shares of Series B have been retired and BMO’s right to elect one director to our board of directors pursuant to the Series B Certificate of Designations terminated. BMO, however, retains the right to nominate one director to our board of directors for election by our common shareholders, so long as it beneficially owns at least 10.0% of our common stock, pursuant to the terms of our 2008 investment and contribution agreement with BMO.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act will be available free of charge on our website located at www.virtus.com as soon as reasonably practicable after they are filed with or furnished to the SEC. You may also read and copy any document we file at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. Please call 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Reports, proxy statements and other information regarding issuers that file electronically with the SEC, including our filings, are also available to the public on the SEC’s website at http://www.sec.gov.

A copy of our Corporate Governance Principles, its Code of Conduct, and the charters of its Audit Committee, Compensation Committee, Finance and Investment Committee and Governance Committee are posted on our website, www.virtus.com, under “Investor Relations,” and are available in print to any person who requests copies by contacting Investor Relations by email to: investor.relations@virtus.com or by mail to Virtus Investment Partners, Inc., c/o Investor Relations, 100 Pearl Street, Hartford, CT 06103. Information contained on the website is not incorporated by reference or otherwise considered part of this document.

Item 1A. Risk Factors

You should carefully consider the risks described below, together with all of the other information included in this Annual Report on Form 10-K, in evaluating the Company and our common stock. If any of the risks described below actually occurs, our business, results of operations, financial condition and stock price could be materially adversely affected.

We earn substantially all of our revenue based on assets under management and therefore a reduction in assets under management would reduce our revenues and profitability. Assets under management fluctuate based on many factors including: market conditions, investment performance, and terminations of investment contracts.

The majority of our revenues are generated from asset-based fees from investment management products and services to individuals and institutions. Therefore, if the assets under management decline, our fee revenue declines reducing profitability as some of our expenses are fixed. There are several reasons that assets under management could decline as discussed below:

Domestic and global market conditions in the equity and credit markets, which have experienced significant volatility and uncertainty, can influence assets under management. The value of assets under management can decline due to price declines in specific securities, in the securities markets generally, or in specific market segments or geographic areas where those assets are invested. Funds and portfolios that we manage related to certain geographic markets and industry sectors are also vulnerable to political, social and economic events. If the security markets decline or experience volatility, this could have a negative impact on our assets under management and our revenues. Increases in interest rates from their present, historically low levels also may adversely affect the net asset values of our assets under management. Decreases in interest rates could lead to outflows in our fixed income assets as investors may seek higher yields. In the event of extreme circumstances, including economic, political, or business crises, such as a widespread systemic failure in the global financial system or failures of firms that have significant obligations as counterparties on financial instruments, we may suffer significant declines in assets under management and severe liquidity or valuation issues.

The performance of our investment strategies is critical to the maintenance and growth of assets under management. Net flows related to our investment strategies can be affected by investment performance relative to other competing investment strategies or to established benchmarks. Investment management strategies are rated, ranked or assessed by independent third-parties, distribution partners, and industry periodicals and services. These assessments often influence the investment decisions of our clients. If the performance or assessment of our investment strategies is seen as underperforming relative to peers, it could result in an increase in the withdrawal of assets by existing clients and the inability to attract additional investments from existing and new clients. In addition, certain of our investment strategies have capacity constraints, as there is a limit to the number of securities available for the strategy to operate effectively. In those instances, we may choose to limit access to new or existing investors.

Our clients include the boards of directors for our sponsored mutual funds, managed account program sponsors, private clients, and institutional clients. Our investment management agreements with these clients may be terminated upon short notice without penalty. As a result, there would be little impediment to these sponsors or clients terminating our agreements. Investment contracts are generally terminated for factors including sustained investment performance, regulatory or compliance issues. The directors of our sponsored funds may deem it to be in the best interests of a fund’s shareholders to make decisions adverse to us, such as reducing the compensation paid to us, requesting that we subsidize fund expenses over certain thresholds, or imposing restrictions on our management of the fund. Under the Investment Company Act, investment advisory agreements automatically terminate in the event of an assignment, which may occur if, among other events, the

Company undergoes a change in control, such as any person acquiring 25% voting rights of our common stock. If an assignment were to occur, we could continue to act as adviser to a fund only if that fund’s board of directors and its stockholders approved a new investment advisory agreement. In addition, investment advisory agreements for the separate accounts we manage may not be assigned without the consent of the client. If an assignment occurs, we cannot be certain that the Company will be able to obtain the necessary fund approvals or the necessary consents from our clients. The termination of any investment management contract relating to a material portion of assets under management would adversely affect our revenues and earnings.

Any damage to our reputation could harm our business and lead to a loss of assets under management, revenues and income.

Maintaining a strong reputation with the investment community is critical to our success. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate even if they are without merit or satisfactorily addressed. Our reputation may be impacted by many factors, including but not limited to, poor performance, litigation and conflicts of interests. Any damage to our reputation could impede our ability to attract and retain clients and key personnel, and lead to a reduction in the amount of our assets under management, any of which could have a material adverse effect on our revenues and income.

We may be required to, or elect to, support the stable net asset values of our money market funds, which could negatively affect our revenues or earnings.

We manage $2.0 billion of money market assets representing 4.4% of our total assets under management. Although money market funds seek to preserve a stable net asset value, and our money market funds maintained this stable net asset value, there is no guarantee that this stable net asset value will be achieved in the future. Market conditions domestically and globally, which may include significant volatility and uncertainty, could lead to severe liquidity or security pricing issues, which could impact money market net asset values. If the net asset value of our money market funds were to fall below its stable net asset value, we would likely experience significant redemptions in money market assets under management, loss of shareholder confidence, and reputational harm, which could have a material adverse effect on our revenues or net income.

If a money market fund’s stable net asset value comes under pressure, we may elect to provide credit, liquidity, or other support to the fund. We are not legally required to support any money market fund, and there can be no assurance that any support would be sufficient to avoid an adverse impact. A decision to provide support may arise from factors specific to our funds or from industry-wide factors. If we elect to provide support, we could incur losses from the support we provide and incur additional costs, including financing costs, in connection with the support. These losses and additional costs could be material, and could adversely affect our earnings. If we were to take such actions we may also restrict our corporate assets, limiting our flexibility to use these assets for other purposes, and may be required to raise additional capital.

We manage client assets under agreements that have established investment guidelines or other contractual requirements and any failure to comply could result in claims, losses or regulatory sanctions.

The agreements under which we manage assets often have established investment guidelines or other contractual requirements that we are required to comply with in providing our investment management services. Any allegation of a failure to comply with these guidelines or other requirement could result in client claims, reputational damage, withdrawal of assets, and potential regulatory sanctions, any of which could negatively impact our revenues and earnings. We maintain various compliance procedures and other controls to prevent, detect, and correct such errors.

Our business relies on the ability to attract and retain key employees, and the loss of such employees could negatively affect financial performance.

The success of our business is dependent to a large extent on our ability to attract and retain key employees such as senior executives, portfolio managers, securities analysts and sales personnel. Competition in the job market for these professionals is generally intense and compensation levels in the industry are highly competitive. The market for investment managers is also characterized by the movement of investment managers among different firms.

In order to attract and retain qualified employees, we offer competitive compensation. If we are unable to continue to attract and retain qualified employees, or if compensation costs required to attract and retain employees increase, our performance, including our competitive position, could be materially adversely affected. Additionally, we utilize equity awards as part of our compensation philosophy and as a means for recruiting and retaining highly skilled employees. Declines in our stock price could result in deterioration in the value of equity awards granted, thus lessening the effectiveness of retaining employees through stock-based awards.

In certain circumstances, the departure of key employees could cause higher redemption rates for certain assets under management, or the loss of certain client accounts. Any inability to retain our key employees, attract qualified employees, or replace key employee positions in a timely manner, could lead to a reduction in the amount of our assets under management, which could have a material adverse effect on our revenues and income. In addition, there could be additional costs to replace, retain or attract new talent which would result in a decrease in our profitability.

We face strong competition in our businesses, and if we are not able to compete effectively, it could impair our ability to retain existing customers, attract new customers and maintain our profitability.

We face strong competition in our businesses from mutual fund companies, banks and investment management firms, many of which have advantages over us. Competition in the industry is based on a number of factors, including, but not limited, to investment performance, service, reputation, distribution capabilities, product offerings, and fees charged. Industry consolidation has resulted in larger competitors with greater financial resources, marketing and distribution capabilities, and brand identities that are stronger than ours. Larger firms also may be able to offer, due to economies of scale, less expensive products. In addition, new or alternative product offerings frequently emerge or may increase in popularity, which could create additional competition and could result in decreased demand for our historical product offerings. If we do not compete effectively in this environment, our profitability and financial condition would be materially adversely affected.

We may not be able to maintain our current fee levels as a result of industry trends or competitive pressures, which could have an adverse effect on our profitability.

Our profits are highly dependent on the fee levels for the products and services that our asset managers offer. In recent years, there has been a trend in certain segments of our markets toward lower fees. Competition could cause us to reduce the fees that we charge for products and services. In order to maintain appropriate fee levels in a competitive environment, we must be able to continue to provide clients with investment products and service that are viewed as appropriate in relation to the fees charged. If our clients, including our fund boards, were to view our fees as being high relative to the market or the returns provided by our investment products, we may choose to reduce our fee levels or we may experience significant redemptions in our assets under management, which could reduce our revenues and our net income.

We are subject to an extensive and complex regulatory environment and adverse changes in regulations or failure to comply with regulation could materially affect our business.

The investment management industry in which we operate is subject to extensive and frequently changing regulation. We are regulated by the SEC under the Exchange Act, the Investment Company Act and the

Investment Advisors Act. We are also regulated by FINRA, the Department of Labor under the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended as well as state and other regulations.

The regulatory environment in which we operate has seen significant and frequent changes. Although we spend extensive time and resources on compliance efforts designed to ensure compliance with these laws and regulations, our inability to timely and properly modify and update our compliance procedures in this changing and highly complex regulatory environment could result in litigation, regulatory actions, fines, penalties or suspensions of individual employees or limitations on particular business activities.

We have significant deferred tax assets, and any limitations on our tax attributes could have an adverse impact on our financial condition, results of operations and liquidity.

We are subject to federal and state income taxes in the United States. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the appropriateness of our tax positions and reporting. However, there can be no assurance that we will accurately predict the outcomes of audits, and the actual outcomes of these audits could be unfavorable. In addition, our ability to use net operating loss carryforwards and other tax attributes available to us will be dependent on our ability to generate taxable income.

A large portion of our deferred tax assets is related to the application of a particular Internal Revenue code section. The Company received a private letter ruling that relies on certain facts, assumptions and representations from management regarding the past conduct of the Company’s businesses and other matters. If any of these facts, assumptions or representations are determined to be incorrect, the Company may not be able to rely on the ruling and could be subject to significant tax liabilities in the event we utilize the related deferred tax assets.

We distribute through intermediaries, and changes in key distribution relationships could reduce our revenues or increase our costs.

Our primary source of distribution for our retail products is through intermediaries that include national, regional and independent broker-dealers, financial planners and registered investment advisors. Our success is highly dependent on access to these various distribution systems. There can be no assurance that we will be able to retain access to these channels at all or at similar pricing. Increasing competition for these distribution channels could cause our distribution costs to rise, which could have a material adverse effect on our revenue and net income. The inability to retain such access could have a material adverse effect on our business.

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

We and our third-party service providers, which includes securities pricing and transaction processing services, rely on numerous technology systems, and a temporary business interruption or security breach could negatively impact our operations, operating expenses and earnings.

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

We and certain of our third-party vendors receive and store personal information as well as non-public business information. Although we and our third-party vendors take precautions, it may still be vulnerable to hacking or other unauthorized use. A breach of the systems or hardware could result in an unauthorized release of this type of data which may result in fines or penalties as well as other costly mitigation activities, and harm to our reputation.

Our common stock has relatively limited trading volume, and ownership of a large percentage is concentrated with a small number of shareholders, which could increase the volatility in our stock trading and dramatically affect our share price.

A large percentage of our common stock is held by a limited number of shareholders. If our larger shareholders decide to liquidate their positions, it could cause significant fluctuation in the share price of our common stock. Public companies with a relatively concentrated level of institutional shareholders, such as we have, often have difficulty generating trading volume in their stock.

We have certain intangible assets, which could become impaired and have an adverse impact on our results of operations.

At December 31, 2012, the Company had total assets of $332.7 million, which included $54.0 million of goodwill and other intangible assets. We cannot be certain that we will ever realize the value of such intangible assets. It could be necessary to recognize impairment of these assets should we experience significant decreases in assets under management, the termination of one or more material investment management contracts or material outflows if clients withdraw their assets following the departure of a key employee or for any other reasons.

We may need to raise additional capital, refinance existing debt, and resources may not be available to us in sufficient amounts or on acceptable terms.

Our ability to meet the future cash needs of the Company is dependent upon our ability to generate cash. Although the Company has been successful in generating sufficient cash in the past, it may not be successful in the future. We may need to raise additional capital to fund new business initiatives, or refinance existing debt, and financing may not be available to us in sufficient amounts, on acceptable terms, or at all. Our ability to access capital markets efficiently depends on a number of factors, including the state of credit and equity markets, interest rates and credit spreads. If we are unable to access sufficient capital on acceptable terms our business could be adversely impacted.

We have corporate governance provisions that may make an acquisition of us more difficult.

Certain provisions of our restated certificate of incorporation and restated bylaws could discourage, delay, or prevent a merger, acquisition, or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. Stockholders who wish to participate in these transactions may not have the opportunity to do so. In addition, the provisions of Section 203 of the Delaware General Corporation Law also restrict certain business combinations with interested stockholders.

Our insurance policies may not cover all liabilities and losses to which we may be exposed.

We carry insurance in amounts and under terms that we believe are appropriate. Our insurance may not cover all liabilities and losses to which we may be exposed. Certain insurance coverage may not be available or may be prohibitively expensive in future periods. As our insurance policies come up for renewal, we may need to assume higher deductibles or pay higher premiums, which could have a material adverse effect on our expenses and net income.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements, including under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “plan,” “intend,” “believe,” “anticipate,” “may,” “should,” “could,” “continue,” “project” or similar statements or variations of such terms and relate to, among other things:

•	The expected impact of pending legal and regulatory matters.

•	Our future capital requirements, the anticipated uses of our cash and the sufficiency of our cash resources.

Our forward-looking statements are based on a series of expectations, assumptions and projections about our Company, including assumptions and projections concerning our assets under management, operating cash flows, and future credit facilities, for all forward periods, are not guarantees of future results or performance, and involve substantial risks and uncertainty. All of our forward-looking statements contained in this Annual Report on Form 10-K are as of the date of this Annual Report on Form 10-K only.

The Company can give no assurance that such expectations or forward-looking statements will prove to be correct. Actual results may differ materially. The Company does not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Annual Report on Form 10-K, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. If there are any future public statements or disclosures by us which modify or impact any of the forward-looking statements contained in or accompanying this Annual Report on Form 10-K, such statements or disclosures will be deemed to modify or supersede such statements in this Annual Report on Form 10-K.

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Annual Report on Form 10-K or included in our other periodic reports filed with the SEC could materially and adversely affect our operations, financial results, cash flows, prospects, and liquidity. You are urged to carefully consider all such factors.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal offices are located at 100 Pearl St., Hartford, CT 06103. In addition, we lease office space in Illinois, California, Massachusetts, and New York. We believe our office facilities are suitable and adequate for our business as it is presently conducted. Given the service nature of our business and the fact that we do not own real property, we do not anticipate that compliance with federal, state and local provisions regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material effect upon our capital expenditures, revenue or competitive position.

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

The Company’s common stock is traded on the NASDAQ Global Market under the trading symbol “VRTS.” As of February 14, 2013, we had 7,831,584 shares of our common stock outstanding that were held by approximately 105,500 holders of record. The table below sets forth the quarterly high and low sales prices of our common stock on the NASDAQ Global Market for each quarter in the last two fiscal years.

	Year Ended		Year Ended
	December 31, 2012		December 31, 2011
Quarter Ended	High	Low	High	Low
First Quarter	$87.00	$74.14	$62.30	$43.26
Second Quarter	$87.46	$69.00	$61.60	$49.79
Third Quarter	$93.74	$75.00	$80.95	$50.10
Fourth Quarter	$121.93	$86.02	$79.48	$50.36

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

During the three months ended December 31, 2012, we repurchased 55,000 shares of our common stock for $5.9 million at an average price per share of $106.87 under the share repurchase program. For the year ended December 31, 2012, we repurchased 90,000 shares of our common stock for $8.9 million at an average price per share of $99.30 under the share repurchase program. From November 2010 through December 31, 2012, we repurchased a total of 245,000 shares of common stock for $17.7 million at an average price per share of $72.34 under the share repurchase program. As of December 31, 2012, approximately 105,000 shares remained authorized for future repurchases under this program. During the three months ended December 31, 2012, we also withheld the issuance of 2,376 restricted stock units from employees through net share settlement by the Company for $0.3 million to cover tax withholdings from the vesting of these units for employees. For the year ended December 31, 2012, we withheld a total of 143,102 restricted stock units from issuance and paid $12.0 million to cover employee tax withholding obligations from the vesting of these units.

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

($ in thousands, except per share data)	Years Ended December 31,
	2012 (1)	2011 (1)	2010 (1)	2009 (2)	2008 (2)
Results of Operations (3)
Revenues	$280,086	$204,652	$144,556	$117,152	$178,274
Goodwill and intangible asset impairments	—	—	—	—	559,264
Expenses	219,641	190,749	135,285	123,775	760,080
Operating income (loss)	60,445	13,903	9,271	(6,623)	(581,806)
Income tax expense (benefit) (4)	27,030	(132,428)	513	121	(61,508)
Net income (loss) (4)	37,773	145,420	9,642	(6,484)	(529,088)
Net income (loss) attributable to common stockholders (4)	37,608	111,678	5,209	(10,244)	(529,558)
Earnings (loss) per share—basic (4) (5)	4.87	17.98	0.87	(1.76)	(91.75)
Earnings (loss) per share—diluted (4) (5)	4.66	16.34	0.81	(1.76)	(91.75)

	As of December 31,
	2012(1)	2011(1)	2010(2)	2009(2)	2008(2)
Balance Sheet Data (3)
Cash and cash equivalents	$63,432	$45,267	$43,948	$28,620	$51,056
Intangible assets, net	48,711	52,096	52,977	54,844	60,985
Goodwill	5,260	4,795	4,795	4,795	4,795
Total assets	332,749	286,379	148,911	134,023	159,009
Accrued compensation and benefits	41,252	31,171	19,245	14,707	22,867
Long-term debt	15,000	15,000	15,000	15,000	20,000
Total liabilities	85,115	68,007	64,720	58,393	77,377
Convertible preferred stock (7)	—	35,217	35,921	45,900	45,000
Total equity	244,471	183,155	48,270	29,730	36,632
Net assets of consolidated sponsored investment products (6)	40,397	—	—	—	—
Working capital (8)	102,415	45,938	44,206	32,120	33,175

	As of December 31,
	2012	2011	2010	2009	2008(9)
($ in millions)
Assets Under Management (3)
Total assets under management	$45,537	$34,588	$29,473	$25,440	$36,587

(1)	Derived from audited consolidated financial statements included elsewhere in this Annual Report.
(2)	Derived from audited consolidated financial statements not included in this Annual Report.
(3)	Historical financial results included in the table above for the year ended December 31, 2008 reflect the inclusion of a previously owned subsidiary that remained with PNX at the time of the spin-off in the Company’s consolidated results.
(4)	2011 includes a tax benefit of $132.4 million primarily related to the release of a valuation allowance on certain deferred tax assets.
(5)

Following the spin-off from PNX, the Company had 5,772,076 common shares outstanding. This amount is being used to calculate the basic and diluted loss per share for the period prior to the spin-off because there were no shares of Virtus common stock publicly traded prior to December 31, 2008, and no Virtus stock options to purchase shares nor restricted stock units were outstanding prior to the spin-off.

(6)	The Company consolidates sponsored mutual funds in which it has a majority voting interest. Net assets of consolidated sponsored investment products are comprised of $43.9 million of total assets and $0.3 million of total liabilities and $3.2 million of redeemable noncontrolling interests.
(7)	On October 27, 2011, the Company entered into an agreement with the Series B preferred shareholder to convert 35,217 shares of Series B into 1,349,300 shares of common stock, at the original conversion rate. The Series B was converted to shares of Virtus common stock on January 6, 2012. As a result of the conversion, all of the preferred shares have been retired.
(8)	Working capital is defined as current assets less current liabilities.
(9)	Assets under management for the year ended December 31, 2008 included $13,951 million related to a previously owned subsidiary, which was part of the Company prior to the spin-off.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our Business

We are a provider of investment management products and services to individuals and institutions. We operate a multi-manager investment management business, comprised of affiliated managers and unaffiliated subadvisers, each having its own distinct investment style, autonomous investment process and brand. We believe our clients value this approach and appreciate individual managers with distinctive cultures and styles.

Investors have an array of needs driven by factors such as market conditions, risk tolerance and investment goals. A key element of our business is offering a variety of investment styles and multiple disciplines to meet those needs. To that end, for our mutual funds, we provide investment capabilities from our affiliated managers and select unaffiliated subadvisers.

We provide our products in a number of forms and through multiple distribution channels. Our retail products include open-end mutual funds, closed-end funds, variable insurance funds and separately managed accounts. Our fund family of open-end funds is distributed primarily through intermediaries. Our closed-end funds trade on the New York Stock Exchange. Our variable insurance funds are available as investment options in variable annuities and life insurance products distributed by third-party life insurance companies. Retail separately managed accounts are comprised of intermediary programs, sponsored and distributed by unaffiliated brokerage firms, and private client accounts, which are offerings to the high net-worth clients of our affiliated managers. We also manage institutional accounts for corporations, multi-employer retirement funds, public employee retirement systems, foundations and endowments and special purpose funds. Our earnings are primarily driven by asset-based fees charged on these various products. These fees are based on a percentage of assets under management (“AUM”) and are calculated using daily or weekly average assets or assets at the end of the preceding quarter. In addition to investment management, our services include fund administration, sales, distribution, shareholder services, and transfer agency services.

Market Developments

In 2012, the financial markets produced positive returns. Global equity markets were up for 2012 as evidenced by the MSCI World Index ending the year at 1,339 as compared to 1,183 from the start of the year. The major U.S. equity indexes were also up for 2012 as the Dow Jones Industrial Average ended the year at 13,104, from 12,218 at the beginning of the year, and the Standard & Poor’s 500 Index ended the year at 1,426, from 1,257 at the beginning of the year.

Increases and decreases in our assets under management are driven in part by the performance of the financial markets. The financial markets have experienced a period of significant volatility over the past five years, which impacted asset flows and the value of our assets under management. The capital and financial markets could experience further fluctuation and volatility, which could impact relative investment returns and asset flows among investment products as well as investor choices and preferences among investment products, including equity, fixed income and alternative products. Uncertainties remain about the long-term nature of the economic recovery. The inconsistent nature of the recovery, and the possibility that further economic gains could be disrupted by local or global events such as adverse changes in interest rates, significant shifts in commodity supplies or prices, political unrest, or even government initiatives, could adversely impact interest in our investment products and services and, consequently, revenue and earnings.

Financial Highlights

•

Long-term open-end mutual fund sales were $12.3 billion in 2012, an increase of 30.2% from $9.5 billion in 2011. Long-term open-end mutual fund sales remained relatively balanced among asset strategies, and in 2012 26.6% of sales were in domestic equity funds; 32.3% in fixed income strategies; and 41.1% in international equity funds.

•

Net flows of $6.7 billion for 2012, primarily from long-term open-end mutual fund sales combined with market appreciation of $3.8 billion and the acquisition of a new affiliated manager contributed to an increase of $10.9 billion or 31.7% in assets under management to $45.5 billion at December 31, 2012 from $34.6 billion at December 31, 2011. For the year ended December 31, 2012 redemption rates have remained consistent with redemption rates for the year ended December 31, 2011.

•

Total revenue was $280.1 million in 2012, an increase of 36.9% from $204.7 million in 2011. Investment management fees increased 39.1% in 2012 to $187.9 million from $135.1 million in 2011. Total revenue increased in 2012 compared to prior year as a result of increased mutual fund revenue related to higher average assets under management and an increase in average fees earned.

•

In 2012, we launched the Virtus Global Multi-Sector Income Fund Inc. (NYSE:VGI), a new closed-end fund managed by Newfleet Asset Management LLC, an affiliated manager. The fund added $205.4 million in assets under management.

•

During the fourth quarter of 2012, we completed the acquisition of the business and assets of Rampart Investment Management Company, Inc. (“Rampart”). Rampart is a registered investment advisor that specializes in customized options strategies for institutional and high-net-worth clients by providing a systematic and disciplined options solution to help its clients generate incremental yield, reduce downside risk and mitigate market volatility. This acquisition added $1.3 billion in assets under management.

Assets Under Management

Assets under management increased 31.7% to $45.5 billion at December 31, 2012 from $34.6 billion at December 31, 2011. The increase in assets under management was driven primarily by positive net flows of $6.7 billion, market appreciation of $3.8 billion and the acquisition of Rampart, offset by a decrease in cash management assets of $0.4 million. Positive net flows of $6.7 billion in 2012 were primarily due to strong sales of long-term open-end mutual funds and the launch of the VGI closed-end fund. The best selling long-term open-end mutual fund, Virtus Emerging Markets Opportunities Fund, represented 36.0% of long-term open-end mutual fund sales for 2012, compared to 2011 when our best selling long-term open-end mutual fund, Virtus Multi-Sector Short Term Bond Fund, represented 29.0% of long-term open-end mutual fund sales.

During 2012, the Company’s equity assets increased to 59.1% of total assets under management compared with 54.9% in 2011. Fixed income assets represented 36.4% of total assets under management at December 31, 2012, compared with 38.1% at the end of 2011, and cash management assets declined to 4.5% of total assets under management at the end of 2012 from 7.0% at December 31, 2011.

Operating Results

In 2012, total revenue increased 36.9% to $280.1 million from $204.7 million in 2011. Revenues increased in 2012 as compared with 2011 primarily as a result of an increase in average assets and an increase in average management fee rates. Average assets under management, which corresponds to the Company’s fee-earning asset levels, was $39.6 billion for the year ended December 31, 2012, an increase of 20.1% from $33.0 billion for the year ended December 31, 2011. Operating income increased by 334.8% from $13.9 million in 2011 to $60.4 million in 2012, primarily due to increased revenues driven by higher levels of average assets under management.

Assets Under Management by Product

The following table presents our assets under management by product for the periods indicated:

	As of December 31,			Change
	2012	2011	2010	2012 vs. 2011%		2011 vs. 2010%
($ in millions)
Retail Assets
Mutual fund assets
Long-term open-end funds	$25,827.1	$16,896.6	$11,801.3	$8,930.5	52.9%	$5,095.3	43.2%
Closed-end funds	6,231.6	5,675.6	4,321.1	556.0	9.8%	1,354.5	31.3%
Money market open-end funds	1,994.1	2,294.8	2,915.5	(300.7)	(13.1)%	(620.7)	(21.3)%

Total mutual fund assets	34,052.8	24,867.0	19,037.9	9,185.8	36.9%	5,829.1	30.6%

Variable insurance funds	1,295.7	1,308.6	1,538.5	(12.9)	(1.0)%	(229.9)	(14.9)%

Separately managed accounts
Intermediary sponsored programs	3,714.9	1,991.6	1,893.5	1,723.3	86.5%	98.1	5.2%
Private client accounts	2,114.1	1,942.2	1,939.5	171.9	8.9%	2.7	0.1%

Total managed account assets	5,829.0	3,933.8	3,833.0	1,895.2	48.2%	100.8	2.6%

Total retail assets	41,177.5	30,109.4	24,409.4	11,068.1	36.8%	5,700.0	23.4%

Institutional accounts	3,676.1	3,453.4	4,087.7	222.7	6.4%	(634.3)	(15.5)%
Structured finance products	683.4	1,024.8	976.2	(341.4)	(33.3)%	48.6	5.0%

Total institutional assets	4,359.5	4,478.2	5,063.9	(118.7)	(2.7)%	(585.7)	(11.6)%

Total AUM	$45,537.0	$34,587.6	$29,473.3	$10,949.4	31.7%	$5,114.3	17.4%

Average AUM	$39,631.5	$32,995.6	$26,456.6	$6,635.9	20.1%	$6,539.0	24.7%

Asset Flows by Product

The following table summarizes our asset flows by product for the periods indicated:

($ in millions)	Years Ended December 31,
	2012	2011	2010
Retail Products
Mutual Funds—Long-term Open-end
Beginning balance	$16,896.6	$11,801.2	$8,902.2
Inflows	12,340.9	9,478.4	4,530.0
Outflows	(5,921.7)	(4,424.0)	(2,868.6)

Net flows	6,419.2	5,054.4	1,661.4
Market appreciation	2,542.0	181.1	1,347.5
Other (1)	(30.7)	(140.1)	(109.9)

Ending balance	$25,827.1	$16,896.6	$11,801.2

Mutual Funds—Closed-end
Beginning balance	$5,675.6	$4,321.2	$4,256.9
Inflows	444.2	817.1	—
Outflows	—	—	—

Net flows	444.2	817.1	—
Market appreciation	362.7	514.5	375.8
Other (1)	(250.9)	22.8	(311.5)

Ending balance	$6,231.6	$5,675.6	$4,321.2

Mutual Funds—Money Market
Beginning balance	$2,294.8	$2,915.5	$3,930.6
Other (1)	(300.7)	(620.7)	(1,015.1)

Ending balance	$1,994.1	$2,294.8	$2,915.5

Variable Insurance Funds (2)
Beginning balance	$1,308.6	$1,538.5	$—
Inflows	48.0	25.8	4.7
Outflows	(238.2)	(267.8)	(76.0)

Net flows	(190.2)	(242.0)	(71.3)
Market appreciation	177.3	11.1	65.9
Other (1)	—	1.0	1,543.9

Ending balance	$1,295.7	$1,308.6	$1,538.5

Separately Managed Accounts
Beginning balance	$3,933.8	$3,833.0	$3,551.8
Inflows	1,178.4	733.5	539.0
Outflows	(980.7)	(779.5)	(672.5)

Net flows	197.7	(46.0)	(133.5)
Market appreciation	526.8	197.0	437.5
Other (1)	1,170.7	(50.2)	(22.8)

Ending balance	$5,829.0	$3,933.8	$3,833.0

Institutional Products (2)
Beginning balance	$4,478.2	$5,063.9	$4,798.2
Inflows	435.9	169.0	745.4
Outflows	(576.1)	(544.3)	(690.1)

Net flows	(140.2)	(375.3)	55.3
Market appreciation	233.4	240.3	483.4
Other (1)	(211.9)	(450.7)	(273.0)

Ending balance	$4,359.5	$4,478.2	$5,063.9

Total
Beginning balance	$34,587.6	$29,473.3	$25,439.7
Inflows	14,447.4	11,223.8	5,819.1
Outflows	(7,716.7)	(6,015.6)	(4,307.2)

Net flows	6,730.7	5,208.2	1,511.9
Market appreciation	3,842.2	1,144.0	2,710.1
Other (1)	376.5	(1,237.9)	(188.4)

Ending balance	$45,537.0	$34,587.6	$29,473.3

(1)	Comprised of mutual fund distributions, net flows of cash management strategies, market appreciation (depreciation) on structured products, and net flows from non-sales related activities such as asset acquisitions/ (dispositions) and the impact of leverage on assets under management.
(2)	Institutional Products consists of Institutional Accounts and Structured Products. Prior period presentations included separate rollforwards for Institutional Accounts and Structured Products.

The following table summarizes our assets under management by asset class:

	As of December 31,			Change
	2012	2011	2010	2012 vs. 2011%		2011 vs. 2010%
($ in millions)
Asset Class
Equity (1)	$26,925.5	$18,978.5	$14,403.4	$7,947.0	41.9%	$4,575.1	31.8%
Fixed income	16,581.7	13,187.9	11,752.5	3,393.8	25.7%	1,435.4	12.2%
Cash management	2,029.8	2,421.2	3,317.4	(391.4)	(16.2)%	(896.2)	(27.0)%

Total	$45,537.0	$34,587.6	$29,473.3	$10,949.4	31.7%	$5,114.3	17.4%

(1)	Includes assets under management related to options strategies.

Year ended December 31, 2012 compared to year ended December 31, 2011. At December 31, 2012, we managed $45.5 billion in total assets representing an increase of $10.9 billion or 31.7% from the $34.6 billion managed at December 31, 2011. The increase in assets under management for the year ended December 31, 2012 was due primarily to overall positive net flows of $6.7 billion, market appreciation of $3.8 billion and the acquisition of Rampart which added $1.3 billion. The positive net flows were primarily the result of strong sales of long-term open-end mutual funds and the launch of the Virtus Global Multi-Sector Income Fund (“VGI”) closed-end fund. Cash management assets declined for the year ended December 31, 2012 due to redemptions of cash management institutional mandates.

Year ended December 31, 2011 compared to year ended December 31, 2010. At December 31, 2011, we managed $34.6 billion in total assets representing an increase of $5.1 billion or 17.4% from the $29.5 billion managed at December 31, 2010. The increase in assets under management for the year ended December 31, 2011 was due primarily to overall positive net flows of $5.2 billion. The positive net flows were primarily the result of strong sales of long-term open-end mutual funds and the launch of the Duff & Phelps Global Utility Income Fund (“DPG”) closed-end fund. Market appreciation and redemptions for assets under management for the year ended December 31, 2011 were consistent with the uncertainty of the security markets during the same period. Cash management assets declined for the year ended December 31, 2011 due to redemptions of cash management institutional mandates and as investors continued to shift assets out of these products due to historically low interest rates.

Average Assets Under Management and Average Basis Points

The following table summarizes average assets under management and average management fee basis points:

	As of December 31,
	Average Fees Earned (expressed in BPs)			Average Assets Under Management ($ in millions)
	2012	2011	2010	2012	2011	2010
Products
Mutual Funds—Long-term Open-End (1)	51	46	40	$21,446.5	$14,799.0	$10,187.0
Mutual Funds—Closed-End	59	54	53	6,014.9	4,851.7	4,195.3
Mutual Funds—Money Market (1)	4	4	5	1,845.7	2,516.1	2,990.1
Variable Insurance Funds (1)	48	42	45	1,319.8	1,447.0	237.7
Separately Managed Accounts	51	49	48	4,586.0	3,905.3	3,568.0
Institutional Products	31	27	30	4,418.6	5,476.5	5,278.5

All Products	47	41	37	$39,631.5	$32,995.6	$26,456.6

(1)	Average fees earned are net of non-affiliated sub-advisory fees.

The average assets under management and average fee rates presented in the table are intended to provide information in the analysis of our asset-based revenue. Money market, long-term open-end mutual fund and variable insurance fund fees are calculated based on average daily net assets. Closed-end fund fees are calculated based on either average weekly or daily net assets. Average fees earned will vary based on several factors, including the asset mix and reimbursements to funds. Separately managed account fees are generally calculated based on the end of the preceding quarter’s asset values. Institutional product fees are calculated based on an average of month-end balances. Structured finance product fees, which are included in institutional products, are calculated based on a combination of the underlying cash flows and the principal value of the product.

The average fee rate earned for 2012 increased as compared to the prior year as equity products, which generally have higher fees, represented a higher percentage of our assets under management due to strong sales, positive flows and market appreciation as well as due to the internalization of the Newfleet Multi-Sector portfolio management team in the second quarter of 2011, which eliminated a prior sub-advisory fee. The average fee rate earned on closed-end mutual funds increased for 2012 as compared to the same period in 2011 due to the addition of DPG during the third quarter of 2011 and VGI during the first quarter of 2012. The average fee rate earned on variable insurance funds increased in 2012 as compared to the same period in 2011 due to a decrease in fund reimbursements over the same periods. The average fee rate earned on institutional products increased in 2012 as compared to 2011 due to the redemption of cash management institutional mandates on which we earn lower fee rates.

Results of Operations

Summary Financial Data

	Years Ended December 31,			Change
	2012	2011	2010	2012 vs. 2011%		2011 vs. 2010%
($ in thousands)
Results of Operations
Investment management fees	$187,875	$135,063	$97,996	$52,812	39.1%	$37,067	37.8%
Other revenue	92,211	69,589	46,560	22,622	32.5%	23,029	49.5%

Total revenues	280,086	204,652	144,556	75,434	36.9%	60,096	41.6%

Operating expenses	215,520	186,731	130,363	28,789	15.4%	56,368	43.2%
Amortization expense	4,121	4,018	4,922	103	2.6%	(904)	(18.4)%

Total expenses	219,641	190,749	135,285	28,892	15.1%	55,464	41.0%

Operating income	60,445	13,903	9,271	46,542	334.8%	4,632	50.0%
Other income (expense), net	3,925	(450)	1,208	4,375	(972.2)%	(1,658)	(137.3)%
Interest income (expense), net	433	(461)	(324)	894	(193.9)%	(137)	42.3%

Income before income taxes	64,803	12,992	10,155	51,811	398.8%	2,837	27.9%
Income tax expense (benefit)	27,030	(132,428)	513	159,458	(120.4)%	(132,941)	(25914.4)%

Net income	37,773	145,420	9,642	(107,647)	(74.0)%	135,778	1408.2%
Noncontrolling interests	(101)	—	—	(101)	N/A	—	—%
Preferred stockholder dividends	—	(9,482)	(3,289)	9,482	(100.0)%	(6,193)	188.3%
Allocation of earnings to preferred stockholders	(64)	(24,260)	(1,144)	24,196	(99.7)%	(23,116)	2020.6%

Net income attributable to common stockholders	$37,608	$111,678	$5,209	$(74,070)	(66.3)%	$106,469	2043.9%

Revenues

Revenues by source for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Years Ended December 31,			Change
($ in thousands)	2012	2011	2010	2012 vs. 2011%		2011 vs. 2010%
Investment management fees
Mutual funds	$144,688	$95,176	$64,221	$49,512	52.0%	$30,955	48.2%
Separately managed accounts	23,245	19,166	17,057	4,079	21.3%	2,109	12.4%
Institutional accounts	13,554	14,596	14,880	(1,042)	(7.1)%	(284)	(1.9)%
Variable products	6,388	6,125	1,838	263	4.3%	4,287	233.2%

Total investment management fees	187,875	135,063	97,996	52,812	39.1%	37,067	37.8%
Distribution and service fees	56,866	43,792	29,572	13,074	29.9%	14,220	48.1%
Administration and transfer agent fees	33,779	23,878	15,324	9,901	41.5%	8,554	55.8%
Other income and fees	1,566	1,919	1,664	(353)	(18.4)%	255	15.3%

Total revenues	$280,086	$204,652	$144,556	$75,434	36.9%	$60,096	41.6%

Investment Management Fees

Year ended December 31, 2012 compared to year ended December 31, 2011. Investment management fees are earned based on a percentage of assets under management, and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payment. Investment management fees increased by $52.8 million or 39.1% for the year ended December 31, 2012 due to a 20.1% increase in average assets under management and an increase of approximately 6.5 basis points in average fee rate earned. The increase in average assets under management for the year ended December 31, 2012 was due primarily to overall positive net flows of $6.7 billion resulting from higher sales of long-term open-end mutual funds in 2012 and market appreciation of $3.8 billion. Revenues increased at a higher rate than assets under management due to the increase in the average fee rate earned and the mix of assets. Cash management assets represented 4.5% of total assets under management at December 31, 2012 compared to 7.0% at December 31, 2011.

Year ended December 31, 2011 compared to year ended December 31, 2010. Investment management fees increased by $37.1 million or 37.8% for the year ended December 31, 2011 due to a 24.7% increase in average assets under management and an increase of approximately 4.0 basis points in average fee rate earned. The increase in average assets under management for the year ended December 31, 2011 was due primarily to overall positive net flows of $5.2 billion resulting from higher sales of long-term open-end mutual funds in 2011 and the launch of the Duff & Phelps Global Utility Income closed-end fund. Revenues increased at a higher rate than assets under management due to the increase in the average fee rate earned and the mix of assets. Cash management assets represented 7.0% of total assets under management at December 31, 2011 compared to 11.2% at December 31, 2010. The increase in investment management fees were partially offset by higher fund expense reimbursements primarily related to our variable insurance funds.

Distribution and Service Fees

Year ended December 31, 2012 compared to year ended December 31, 2011. Distribution and service fees, which are asset-based fees earned from long-term open-end mutual funds and variable insurance funds, for distribution services we perform on their behalf, increased by $13.1 million or 29.9% for the year ended December 31, 2012 as compared to the prior year due to higher assets under management. The increase in fees also resulted in a corresponding increase in distribution and administrative expenses, primarily driven by increased payments to our third-party distribution partners for providing services to investors in our sponsored funds, including marketing support services.

Year ended December 31, 2011 compared to year ended December 31, 2010. Distribution and service fees increased by $14.2 million or 48.1% for the year ended December 31, 2011 as compared to the prior year due to higher assets under management. The increase in fees also resulted in a corresponding increase in distribution and administrative expenses primarily driven by increased payments to our third-party distribution partners for providing services to investors in our sponsored funds, including marketing support services.

Administration and Transfer Agent Fees

Year ended December 31, 2012 compared to year ended December 31, 2011. Administration and transfer agent fees represent fees earned for fund administration and transfer agent services from our long-term open-end mutual funds, variable insurance funds and certain of our closed-end funds. Fund administration and transfer agent fees increased $9.9 million for the year ended December 31, 2012 as compared to the prior year due to higher average assets under management as compared to 2011.

Year ended December 31, 2011 compared to year ended December 31, 2010 Fund administration and transfer agent fees increased $8.6 million for the year ended December 31, 2011 as compared to the prior year due to higher average assets under management in 2011 as compared to 2010.

Other Income and Fees

Year ended December 31, 2012 compared to year ended December 31, 2011. Other income and fees primarily represent contingent sales charges earned from investor redemptions levied on certain shares sold without a front-end sales charge and fees earned for the distribution of unaffiliated products. Other income and fees decreased $0.4 million primarily due to a decrease in fees earned for the distribution of unaffiliated products.

Year ended December 31, 2011 compared to year ended December 31, 2010. Other income and fees increased $0.3 million primarily due to an increase in fees earned for the distribution of unaffiliated products.

Operating Expenses

Operating expenses by category were as follows:

	Years Ended December 31,			Change
	2012	2011	2010	2012 vs. 2011%		2011 vs. 2010%
($ in thousands)
Operating expenses
Employment expenses	$105,571	$92,543	$65,234	$13,028	14.1%	$27,309	41.9%
Distribution and administrative expenses	72,210	60,176	33,205	12,034	20.0%	26,971	81.2%
Other operating expenses	36,142	32,004	30,289	4,138	12.9%	1,715	5.7%
Restructuring and severance	1,597	2,008	1,635	(411)	(20.5)%	373	22.8%
Amortization expense	4,121	4,018	4,922	103	2.6%	(904)	(18.4)%

Total operating expenses	$219,641	$190,749	$135,285	$28,892	15.1%	$55,464	41.0%

Employment Expenses

Year ended December 31, 2012 compared to year ended December 31, 2011. Employment expenses primarily consist of fixed and variable compensation and related employee benefit costs. Employment expenses of $105.6 million increased $13.0 million or 14.1% as compared to the year ended December 31, 2011 primarily due to increases in variable compensation as well as $2.8 million in additional employment expenses for the year ended December 31, 2012, related to the addition of the Newfleet Multi-Sector team during the second quarter of 2011. Additionally, payroll-related tax expense increased by $1.0 million compared to the same period in the prior year due to higher annual incentive compensation payments and equity awards vesting.

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

Distribution and Administrative Expenses

Year ended December 31, 2012 compared to year ended December 31, 2011. Distribution and administrative expenses primarily consist of payments to financial intermediaries, broker-dealers and other third-party distribution partners for providing services to investors in our sponsored funds, including marketing support services. These payments are generally based on percentages of either assets under management or sales. These expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized over the periods in which commissions are generally recovered from distribution fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares. Distribution and administrative expenses increased $12.0 million or 20.0% in the year ended December 31, 2012 as compared to the prior year. The increase is primarily due to an increase of $15.9 million in payments to our third-party distribution partners and $1.8 million of higher amortization of deferred sales commissions consistent with increases in our assets under management. The increases were offset by a decrease in closed-end fund launch costs of $5.7 million in 2012 as compared to 2011.

Year ended December 31, 2011 compared to year ended December 31, 2010. Distribution and administrative expenses increased $27.0 million or 81.2% in the year ended December 31, 2011 as compared to the prior year. The increases were primarily due to closed-end fund launch costs of $9.6 million, incurred in connection with the introduction of the DPG closed-end fund, and increases to payments made to our third-party distribution partners, which increased $9.4 million consistent with increases in our assets under management. Also contributing to the increase were higher distribution and administrative expenses related to our variable insurance funds of $4.2 million as well as an increase in the amortization of deferred sales commissions of $3.8 million in the year ended December 31, 2011.

Other Operating Expenses

Year ended December 31, 2012 compared to year ended December 31, 2011. Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and entertainment costs, rent and occupancy expenses and other miscellaneous costs. Other operating expenses increased $4.1 million or 12.9% to $36.1 million for the year ended December 31, 2012 as compared to $32.0 million in the prior year primarily due to an increase in travel and entertainment costs associated with the expansion of our retail distribution team, increased professional fees and the full year impact on other operating expenses related to the addition of the Newfleet Multi-Sector team.

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

Restructuring and Severance

We incurred $1.6 million, $2.0 million, and $1.6 million of restructuring and severance costs in 2012, 2011, and 2010, respectively, resulting from staff reductions.

Goodwill and Intangible Asset Impairment

There were no goodwill or intangible asset impairments for the years ended December 31, 2012, 2011 and 2010 as the estimated fair value of goodwill and intangible assets was substantially in excess of their carrying values.

Amortization Expense

Year ended December 31, 2012 compared to year ended December 31, 2011. Amortization expense primarily consists of the straight-line amortization of acquired investment advisory contracts, recorded as definite-lived intangible assets, over their estimated useful lives. Amortization expense of $4.1 million for the year ended December 31, 2012 increased from the prior year by $0.1 million or 2.6 % due to the addition of intangible assets as a result of the acquisition of Rampart.

Year ended December 31, 2011 compared to year ended December 31, 2010. Amortization expense of $4.0 million for the year ended December 31, 2011 decreased from the prior year by $0.9 million or 18.4 % due to a number of intangible assets related to institutional contracts becoming fully amortized in the year ended December 31, 2011.

Other Income (Expense), net

Year ended December 31, 2012 compared to year ended December 31, 2011. Other income (expense), net primarily consists of realized and unrealized gains and losses recorded on trading securities and investments of consolidated sponsored investment products. Other income (expense), net increased from the prior year by $4.4 million or 972.2% due to increases in the market value of trading securities and realized and unrealized gains related to investments of consolidated sponsored investment products.

Year ended December 31, 2011 compared to year ended December 31, 2010. Other income (expense) decreased $1.7 million to expense of $0.5 million for the year ended December 31, 2011 due to decreases in the market value of trading securities.

Interest Income (Expense), net

Year ended December 31, 2012 compared to year ended December 31, 2011. Interest income (expense), net is primarily attributable to our long-term debt and is reported net of interest and dividend income earned on cash equivalents and investments as well as interest and dividend income related to investments of consolidated sponsored investment products. Interest income (expense), net increased $0.9 million for the year ended December 31, 2012 compared to the prior year. The increase in interest income (expense), net is due to higher interest and dividend income earned on our cash equivalents and investments as well as investments of our consolidated sponsored investment products. Interest expense in 2012 remained consistent with 2011. The effective interest rate of the Company’s outstanding long-term debt, inclusive of the amortization of deferred financing costs, was 4.52% as of December 31, 2012 as compared to 4.28% as of December 31, 2011. The increase in our effective interest rate is due to the increase in the amortization of deferred financing costs as we incurred additional costs when the Company amended its senior secured revolving credit facility (“Credit Facility”) in September 2012.

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

Income Tax Expense (Benefit)

Year ended December 31, 2012 compared to year ended December 31, 2011. The provision for income taxes reflects federal, state and local taxes at an estimated annual effective tax rate of 41.7% and (1,019.3%), for the year ended December 31, 2012 and 2011, respectively. The primary difference in the annual effective tax rate for 2012 compared to 2011 was due to the changes in management’s assessment as to the realizability of its deferred tax assets. The Company released its valuation allowance during the fourth quarter of 2011 on all net deferred tax assets other than those related to capital losses and state net operating loss carryforwards that are not expected to be utilized prior to expiration. Prior to the fourth quarter of 2011, the Company offset all changes in its deferred tax assets with a valuation allowance which led to an effective tax rate that was substantially different from the applicable statutory tax rates. In addition primarily as a result of 2012 business changes and growth, the Company’s future state tax rate is expected to decrease in the current and future years as compared to 2011. This change resulted in the reduction of the recorded value of the Company’s state net deferred tax asset of $3.4 million. The Company may experience continued volatility in its state effective tax rate as the Company continues to experience changes in its business and as states seek to increase revenue.

Year ended December 31, 2011 compared to year ended December 31, 2010. During 2011, the Company determined that recent historical operating results and projections of future income provided sufficient positive evidence to conclude that it is more likely than not that a substantial portion of its deferred tax assets would be realized. As a result, the Company released a valuation allowance of $174.5 million during the year ended December 31, 2011. Offsetting the valuation allowance release was $32.0 million related to the recording of an uncertain tax position and $4.0 million in deferred tax assets that were concluded to be not utilizable due under the provisions of Internal Revenue Code (“IRC”) Section 382. Both the uncertain tax position and the impacts of IRC Section 382 related to the receipt of a private letter ruling in 2011 concerning the treatment of a loss related to the dissolution of an inactive subsidiary. Our effective tax rate was (1,019.3%) for the year ended December 31, 2011 compared to 5.1% for the year ended December 31, 2010. The decrease in the effective tax rate in 2011 as compared to 2010 is primarily attributable to the release of the valuation allowance on certain deferred tax assets in 2011. In 2011, the Company maintained a valuation allowance relating to deferred tax assets on items of a capital nature as well as certain state deferred tax assets where the Company determined that at the current level of projected taxable income would not be sufficient to realize these assets prior to their expiration.

Effects of Inflation

Inflation can impact our organization primarily in two ways. First, inflationary pressures can result in increases in our cost structure, especially to the extent that large expense components such as compensation are impacted. To the degree that these expense increases are not recoverable or cannot be counterbalanced through pricing increases due to the competitive environment, our profitability could be negatively impacted. Secondly, the value of the assets that we manage may be negatively impacted when inflationary expectations result in a rising interest rate environment. Declines in the values of these assets under management could lead to reduced revenues as management fees are generally calculated based upon the size of assets under management.

Liquidity and Capital Resources

Certain Financial Data

The following table summarizes certain key financial data relating to our liquidity and capital resources:

	As of December 31,			Change
($ in thousands)	2012	2011	2010	2012 vs. 2011%		2011 vs. 2010%
Balance Sheet Data
Cash and cash equivalents	$63,432	$45,267	$43,948	$18,165	40.1%	$1,319	3.0%
Trading securities, at fair value	12,392	12,526	8,357	(134)	(1.1)%	4,169	49.9%
Available-for-sale, at fair value	2,656	2,469	1,916	187	7.6%	553	28.9%
Total deferred taxes, net (1)	96,923	123,692	—	(26,769)	(21.6)%	123,692	N/A
Long-term notes payable and other debt	15,000	15,000	15,000	—	—%	—	—%
Convertible preferred stock (2)	—	35,217	35,921	(35,217)	(100.0)%	(704)	(2.0)%
Total equity	244,471	183,155	48,270	61,316	33.5%	134,885	279.4%
Net assets of consolidated sponsored investment products (3)	40,397	—	—	40,397	N/A	—	N/A
Working capital (4)	102,415	45,938	44,206	56,477	122.9%	1,732	3.9%
Working capital less redeemable noncontrolling interests (4)	58,867	45,938	44,206	12,929	28.1%	1,732	3.9%

	Years Ended December 31,
	2012	2011	2010
Cash Flow Data
Provided by (used in)
Operating activities	$39,818	$23,650	$22,144
Investing activities	(5,167)	(4,070)	(1,860)
Financing activities	(16,472)	(18,261)	(4,956)

(1)	Includes both current and long-term
(2)	On August 6, 2010, the Company converted 9,783 shares of the Series B from BMO and dividends that had been accrued but not yet declared into 378,446 shares of common stock. On January 6, 2012, all 35,217 outstanding shares of the Series B converted to 1,349,300 shares of common stock in connection with the conversion agreement entered into on October 27, 2011 between the Company and BMO, the holder of the outstanding Series B shares. As a result of the conversion, all of the preferred shares have been retired.
(3)	Net assets of consolidated sponsored investment products comprise $43.9 million of total assets, $0.3 million of total liabilities and $3.2 million of redeemable noncontrolling interests.
(4)	Working capital is defined as current assets less current liabilities.

Capital Requirements

Our business does not require us to maintain significant capital balances. Our short-term capital requirements, which we consider to be those capital requirements due within one year, include payment of annual incentive compensation, salary costs and other operating expenses, primarily consisting of investment research costs, professional fees and occupancy expenses. Incentive compensation, which is generally the Company’s largest annual operating cash payment, is paid in the first quarter of the year. In the first quarter of 2012 and 2011, we paid approximately $24.8 million and $14.5 million, respectively, in incentive compensation earned during the years ended December 31, 2011 and 2010, respectively. Short-term capital requirements may also be affected by employee tax withholding payments related to net share settlement upon vesting of restricted stock units (“RSUs”). For the year ended December 31, 2012, a total of 143,102 RSUs were withheld through net share settlement by the Company to settle employee tax withholding obligations. The Company paid $12.0 million in employee tax withholding obligations related to the RSUs withheld. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that otherwise would have been issued as a result of the vesting. The amount we pay in future periods will vary based on our stock price, the number of RSUs vesting during the period and whether we and our employees elect to satisfy withholding taxes through net share settlement. Approximately 71,000 RSUs are expected to vest in March 2013 that may require a capital outlay related to employee tax withholdings.

We currently maintain a significant portion of our assets in highly liquid positions primarily comprised of cash and cash equivalents, accounts receivable and marketable securities. Our working capital was $102.4 million as of December 31, 2012, an increase of $56.5 million from $45.9 million as of December 31, 2011, excluding investments of consolidated sponsored investment products, working capital was $58.9 million. We believe our working capital and cash flows from operations will be adequate to meet our short term capital requirements.

Uses of Capital

We expect that our main uses of cash will be to (i) invest in our organic growth, including our distribution efforts and closed-end fund launches, (ii) seed new investment strategies and mutual funds to ensure a strong pipeline of future saleable products, (iii) invest in inorganic growth opportunities as they arise, (iv) acquire shares of our common stock, (v) fund ongoing and potential investments in our infrastructure to achieve greater economies of scale and a more efficient overall cost structure, and (vi) principal payments on our outstanding Credit Facility, which matures in September 2017.

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

Capital and Reserve Requirements

We have a subsidiary that is a broker-dealer registered with the SEC and is therefore subject to certain rules regarding minimum net capital, as defined by those rules. The subsidiary is required to maintain a ratio of “aggregate indebtedness” to “net capital,” as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us including additional reporting requirements, tighter ratios and business interruption. At December 31, 2012 and 2011, the ratio of aggregate indebtedness to net capital of the broker-dealer was below the maximum allowed and our net capital was significantly in excess of that required.

Balance Sheet

Cash and cash equivalents consist of cash in banks and highly liquid money market mutual fund investments. Cash and cash equivalents typically increase in the second, third and fourth quarters of the year as we record, but do not pay, variable incentive compensation. Historically, annual incentives are paid in the first quarter of the year. Marketable securities consist primarily of highly liquid investments in our affiliated mutual funds as well as investments of consolidated sponsored investment products. We provide capital to launch sponsored funds and incubate new investment strategies in their early stages of development. At December 31, 2012 and 2011, our long-term debt balance was $15.0 million.

Operating Cash Flow

Net cash provided by operating activities of $39.8 million for the year ended December 31, 2012 improved by $16.1 million from net cash provided by operating activities of $23.7 million in the prior year due primarily to increases in our revenues based on higher average assets under management, amortization of deferred commissions, and sales of trading securities, offset by increases in the purchases of trading securities and investments of consolidated sponsored investment products, higher annual incentive compensation payments, and increases in accounts receivable due to higher average assets under management. Cash flows from operating activities for the year ended December 31, 2012 includes the expected utilization of deferred tax assets to reduce current taxes payable in the amount of $24.1 million.

Net cash provided by operating activities of $23.7 million for the year ended December 31, 2011 improved by $1.5 million from net cash provided by operating activities of $22.1 million in the prior year due primarily to the increase in net income related to the overall increases in revenue and operating income. Also contributing to the increase was higher stock based compensation and amortization of deferred commissions related to increased sales of our funds, the change in realized and unrealized gains and losses on trading securities and higher accounts payable due to the timing of payments and accrued liabilities related to increased employee incentive compensation accruals. These increases were offset by the release of our previously recorded valuation allowance on certain deferred tax assets, increases in payments of deferred commissions, higher accounts receivable associated with the increased assets under management and increased purchases of trading securities.

Investing Cash Flow

Net cash used in investing activities consists primarily of capital expenditures related to our business operations, the purchase of investment management contracts, acquisitions and reinvestment of dividends in our sponsored mutual funds. Net cash used in investing activities of $5.2 million for the year ended December 31, 2012 increased by $1.1 million from net cash used in investing activities of $4.1 million in the prior year due primarily to capital expenditures of approximately $3.8 million. The majority of the capital expenditures made during the year ended December 31, 2012 were for leasehold improvements as well as computer equipment and software. On October 1, 2012, we completed the acquisition of substantially all of the assets of Rampart for $0.7 million in cash. The large increase in capital expenditures was offset by a decrease in the purchases of investment management contracts.

Net cash used in investing activities of $4.1 million for the year ended December 31, 2011 increased by $2.2 million from net cash used in investing activities of $1.9 million in the prior year due primarily to the adoption of the Virtus Total Return closed-end fund investment management contract in the fourth quarter of 2011. The remaining net cash used in investing activities relates to capital expenditures of approximately $0.3 million in leasehold improvements related to one of our locations and for the purchase of software, telephone and computer equipment.

Financing Cash Flow

Cash flows from financing activities consist primarily of repurchases of our common stock, contingent payments related to investment management contracts purchased, payment to settle tax withholding obligations for the net share settlement of employee RSUs offset by proceeds from stock option exercises. For the year ended December 31, 2012, net cash used in financing activities of $16.5 million consists of payments to settle tax withholding obligations for the net share settlement of RSUs of $12.0 million, repurchases of our common stock of $8.9 million, contingent payments made related to the variable insurance trust adoption of $0.7 million and deferred financing costs paid in conjunction with an amendment and restatement of our Credit Facility of $0.7 million, offset by $2.6 million in proceeds from stock option exercises.

For the year ended December 31, 2011, net cash used in financing activities of $18.3 million consists of dividend payments on our Series B of $10.2 million, repurchases of our common stock of $7.9 million, contingent payments made related to the VIT adoption of $0.8 million and employee payroll taxes paid related to the net share settlement of employee restricted stock units of $0.7 million, offset by $1.3 million in proceeds from stock option exercises.

Long-Term Debt

On September 10, 2012, the Company amended and restated its Credit Facility. As amended and restated, the Credit Facility has a five-year term and provides borrowing capacity of up to $75.0 million, which was increased from $30.0 million, with a $7.5 million sub-limit for the issuance of standby letters of credit. In addition, the Credit Facility provides for a $50.0 million increase provision conditioned on approval by the lending group. The Credit Facility is secured by substantially all of the assets of the Company. At December 31, 2012 and December 31, 2011, $15.0 million was outstanding under the Credit Facility. As of December 31, 2012 and December 31, 2011, the Company had the capacity to draw on the remaining amount of the Credit Facility.

Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at the Company’s option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate (as defined in the Credit Facility agreement), plus, in each case, an applicable margin, that ranges from 0.75% to 2.50%. At December 31, 2012 and 2011, the interest rate in effect for the Credit Facility was 2.35% and 2.625%, respectively, exclusive of the amortization of deferred financing costs. Under the terms of the Credit Facility, the Company is also required to pay certain fees, including an annual commitment fee that ranges from 0.35% to 0.50% on undrawn amounts and a letter of credit participation fee at an annual rate equal to the applicable margin as well as any applicable fronting fees, each of which is payable quarterly in arrears.

The Credit Facility contains customary covenants, including covenants that restrict (subject in certain instances to minimum thresholds or exceptions) the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create liens, merge or make acquisitions of less than 100% owned subsidiaries, dispose of assets, enter into leases, sale/leasebacks or acquisitions of capital stock, and make loans, guarantees and investments, among other things. In addition, the Credit Facility contains certain financial covenants, the most restrictive of which include: (i) a minimum interest coverage ratio (generally, adjusted EBITDA to interest expense as defined in and for the period specified in the Credit Facility agreement) of at least 4.00:1, and (ii) a leverage ratio (generally, total indebtedness as of any date to adjusted EBITDA as defined in and for the period specified in the Credit Facility agreement) of no greater than 2.75:1. For purposes of the Credit Facility, adjusted EBITDA generally means, for any period, net income of the Company before interest expense, income taxes, depreciation and amortization expense, and excluding non-cash stock-based compensation, unrealized mark-to-market gains and losses, certain severance, and certain non-cash non-recurring gains and losses as described in and specified under the Credit Facility agreement. At December 31, 2012 and 2011, the Company was in compliance with all financial covenants.

The Credit Facility agreement also contains customary provisions regarding events of default which could result in an acceleration of amounts due under the facility. Such events of default include our failure to pay principal or interest when due, our failure to satisfy or comply with covenants, a change of control, the imposition of certain judgments, the invalidation of the liens we have granted, and a cross-default to other debt obligations.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2012:

	Payments Due
($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Lease obligations	$16.3	$3.1	$7.0	$4.2	$2.0
Credit Facility, including interest (1)	16.7	0.4	1.1	15.2	—
Minimum payments on service contracts (2)	2.1	1.8	0.3	—	—
Contingent consideration (3)	1.0	0.6	0.4	—	—

Total	$36.1	$5.9	$8.8	$19.4	$2.0

(1)	At December 31, 2012, the Company has $15.0 million outstanding under the Credit Facility that has a variable interest rate. Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at the Company’s option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate, plus, in each case, an applicable margin, that ranges from 0.75% to 2.50%. The Company is also required to pay an annual commitment fee that ranges from 0.35% to 0.50% on undrawn amounts. At December 31, 2012, the interest rate in effect for the Credit Facility was 2.35%. Payments due are estimated based on the interest rate of 2.35% in effect on December 31, 2012.
(2)	Service contracts include contractual amounts that will be due to purchase goods and services to be used in our operations and may be canceled at earlier times than those indicated under certain conditions that may include termination fees.
(3)	The amount of contingent consideration related to business acquisitions and purchases of investment management contracts and represents our expected settlement amounts. These payments are variable and will fluctuate based on assets under management, projected net flows and market appreciation/(depreciation) and could be materially different if the actual asset and market assumptions differ from these estimates and could be zero if the assets run-off or are removed.

The table above excludes approximately $31.8 million of unrecognized tax benefits accounted for under Accounting Standards Codification (“ASC”) 740, Income Taxes, as we are unable to reasonably estimate the ultimate amount or timing of any settlement. See Note 8 to our consolidated financial statements for more information.

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

Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and sponsored investment products in which it has a controlling financial interest. The Company is generally considered to have a controlling financial interest when it owns a majority of the voting interest in an entity or otherwise has the power to govern the financial and operating policies of the subsidiary. See Note 19 to our consolidated financial statements for additional information related to the consolidation of sponsored investment products.

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

Level 1 – Quoted prices for identical instruments in active markets. Level 1 assets and liabilities may include debt securities and equity securities that are traded in an active exchange market.

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 inputs may include observable market data such as closing market prices provided by independent pricing services after considering factors such as the yields or prices of comparable investments of comparable quality, coupon, maturity, call rights and other potential prepayments, terms and type, reported transactions, indications as to values from dealers and general market conditions. In addition, pricing services may determine the fair value of equity securities traded principally in foreign markets when it has been determined that there has been a significant trend in the U.S. equity markets or in index futures trading. Level 2 assets and liabilities may include debt and equity securities, purchased loans and over-the-counter derivative contracts whose fair value is determined using a pricing model without significant unobservable market data inputs.

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable in active exchange markets.

The following is a discussion of the valuation methodologies used for assets measured at fair value.

Sponsored mutual funds and variable insurance funds include amounts in affiliated investment products. The fair value of these securities are generally determined based on their published net asset values and are included as Level 1 within the hierarchy.

Investments of consolidated sponsored investment products include debt and equity securities held in portfolios of sponsored funds that are consolidated by the Company. Equity securities are valued at the official closing price on the exchange on which the securities are traded and categorized as Level 1 in the hierarchy. Certain non-U.S. securities may be fair valued in cases where closing prices are not readily available or are deemed to not reflect readily available market prices. In such cases, the fair value is determined using an independent pricing service and fair valuations are categorized as Level 2 in the hierarchy. Most debt securities are valued based on quotations received from independent pricing services or from dealers who make markets in such securities. These investments are generally categorized as Level 2 in the hierarchy. Pricing services do not provide pricing for all securities and therefore indicative bids from dealers are utilized which are based on pricing models used by market makers in the security and are generally categorized as Level 2 in the hierarchy

Equity securities include securities traded on active markets and are valued at the official closing price (typically last sale) on the exchange on which the securities are primarily traded, or if no closing price is available, at the last bid price and are categorized as Level 1 in the hierarchy.

Sponsored closed-end funds include amounts in affiliated investment products. These investments are valued as Level 1 within the valuation hierarchy because they are valued through the use of quoted market prices available in active markets.

Nonqualified retirement plan assets include mutual funds whose fair value is generally determined based on their published net asset value. They are classified as Level 1 within the valuation hierarchy.

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments. The estimated fair value of long-term debt at December 31, 2012, which has a variable interest rate, approximates its carrying value. Marketable securities are reflected in the financial statements at fair value based upon publicly quoted market prices.

Goodwill and Other Intangible Assets

As of December 31, 2012, the carrying values of goodwill, indefinite-lived and definite-lived intangible assets was $5.3 million, $32.4 million and $16.3 million, respectively. Goodwill represents the excess of purchase price of acquisitions over the fair value of identified net assets and liabilities acquired. Indefinite-lived intangible assets are comprised of acquired, closed-end fund investment advisory contracts.

For goodwill and indefinite-lived intangible assets, impairment tests are performed annually, or more frequently, should circumstances change, which would reduce the fair value below its carrying value. We have determined that the Company has only one reporting unit for purposes of assessing the carrying value of goodwill. For definite-lived intangible assets, impairment testing is performed whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the Company determines the carrying value of the definite-lived intangible assets is less than the sum of the undiscounted cash flows expected to result from the asset we will quantify the impairment using a discounted cash flow model. The key assumptions in the discounted cash flow model include; the estimated remaining useful life of the intangible asset; the discount rate; investment management fee rates on assets under management; and the market expense ratio factor.

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

We apply the rules issued in Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment (the revised standard) which amends the rules for testing goodwill for impairment by allowing an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is unnecessary.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. The standard provides entities with an option to perform a qualitative assessment of indefinite-lived intangible assets other than goodwill for impairment to determine if additional impairment testing is necessary. The standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, however early adoption is allowed. The Company has adopted this ASU.

In assessing the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit for goodwill and each unit of accounting for indefinite-lived intangible assets is less than its carrying amount, we assess relevant events and circumstances that may impact the fair value and the carrying amount for each. The identification of relevant events and circumstances and how these may impact the fair value or carrying amount involve significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry and market considerations, cost factors, historical trends in operating margins, trending of each unit’s assets under management levels, overall financial performance, specific events such as secondary offerings and share price trends and making the assessment on whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact.

Based upon our fiscal 2012 qualitative impairment analysis for goodwill and indefinite-lived intangible assets, prepared in accordance with ASU 2011-08 and ASU 2012-02, we concluded that there was no requirement to do a quantitative annual goodwill and indefinite-lived intangible asset impairment test. The key qualitative factors that led to our conclusion were (i) that our fiscal 2010 goodwill impairment analysis indicated that the fair value of our reporting unit significantly exceeded the carrying amount; (ii) that our fiscal 2011 indefinite-lived intangible asset impairment analysis indicated that the fair value of our units of accounting significantly exceeded the carrying amount; (iii) the significant increase in our share price and market capitalization since our fiscal 2010 annual goodwill impairment analysis; (iv) the significant increase in our assets under management since our fiscal 2011 indefinite-lived intangible asset impairment analysis; and (iii) that we continue to show positive financial performance overall and related to operating margins and performance of the underlying funds that represent the indefinite-lived intangible assets recorded. During the year ended December 31, 2012, no events or circumstances occurred that indicated the carrying value of definite-lived intangible assets might be impaired and therefore no impairment tests were performed during this period.

No impairments have been identified or recorded by the Company for the year ended December 31, 2012.

Significant deterioration in markets or declines in revenue or in the value of the Company could result in future impairment charges.

Revenue Recognition

Investment management fees, distribution and service fees and administration and transfer agent fees are recorded as revenue during the period in which services are performed. Investment management fees are earned based upon a percentage of assets under management, and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payment. Management fees for structured finance products, such as CDOs, are earned as services are rendered, but are subordinated to other interests and payable only if certain financial criteria of the underlying collateral are met, are recorded as revenue when the structured finance products are in compliance with required financial criteria and collectability is reasonably assured. The Company accounts for investment management fees in accordance with ASC 605, Revenue Recognition, and has recorded its management fees net of fees paid to unaffiliated advisors. Amounts paid to unaffiliated subadvisers for the years ended December 31, 2012, 2011 and 2010 were $53.7 million, $36.4 million and $24.0 million, respectively.

Investment management fees are calculated based on our assets under management. We rely on data provided to us by mutual funds and custodians in the pricing of assets under management, which are not reflected within our consolidated financial statements. The boards of our mutual funds and the custodians of the assets we manage have formal pricing policies and procedures over pricing of investments. Part of the fund administration services we provide includes establishing internal procedures to corroborate that mutual fund and custodial pricing appears adequate. As of December 31, 2012, our total assets under management by fair value hierarchy level as defined by ASC 820, Fair Value Measurements and Disclosures, was approximately 51.2% Level 1, 48.6% Level 2 and 0.2% Level 3.

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

Accounting for Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes which recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in Company’s financial statements or tax returns. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company’s policy is to record interest and penalties related to income taxes as a component of income tax expense.

Significant judgment is required in determining the provision for income taxes and, in particular, any valuation allowance that is recorded against our deferred tax assets. Our methodology for determining the realizability of deferred tax assets involves estimates of future taxable income from our operations and consideration of prudent and feasible tax planning strategies that would be implemented by us, if necessary, as well as the expiration dates and amounts of carryforwards related to net operating losses and capital losses. These estimates are based on assumptions that we believe to be reasonable and consistent with demonstrated operating results. The assessment also includes consideration of the reversal of deferred tax liabilities that serve as a source of income for recorded deferred tax assets. Changes in future operating results not currently forecasted may have a significant impact on the realization of deferred tax assets.

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

Market Risk

Our exposure to market risk is directly related to our role as investment advisor for the assets we manage as investment advisor. Substantially all of our revenue for the three years ended December 31, 2012 was derived from investment management, distribution and fund administration fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

We are also subject to market risk due to a decline in the market value of our investments, consisting primarily of marketable securities. At December 31, 2012, the fair value of marketable securities was $58.3 million. Assuming a 10.0% increase or decrease in the fair value of marketable securities at December 31, 2012, our net income would change by $5.6 million and our total comprehensive income would change by $5.8 million for the year ended December 31, 2012.

Interest Rate Risk

At December 31, 2012, the Company has $15.0 million outstanding under the Credit Facility that has a variable interest rate. Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at the Company’s option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate (as defined in the Credit Facility agreement), plus, in each case, an applicable margin, that ranges from 0.75% to 2.50%. At December 31, 2012 the interest rate in effect for the Credit Facility was 2.35%. A hypothetical 300 basis point change in interest rates for the year ended December 31, 2012 would have changed our interest expense by approximately $0.5 million.

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

Management’s Report on Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policy or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based upon the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included in Item 15 of this Annual Report.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information concerning the Company’s directors and nominees under the caption “Item 1—Election of Directors” and the information concerning the Audit Committee and the “audit committee financial expert” under the caption “Corporate Governance—Audit Committee” in the Company’s Proxy Statement for the Company’s 2013 Annual Meeting of Shareholders, information concerning the Company’s executive officers under the caption “Executive Officers,” and the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Company’s 2013 Annual Meeting of Shareholders, are incorporated herein by reference.

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

The information concerning procedures by which shareholders may recommend director nominees set forth under the caption “Corporate Governance—Governance Committee—Director Nomination Process” in the Company’s Proxy Statement for the Company’s 2013 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.	Executive Compensation.

The information relating to executive compensation and the Company’s policies and practices as they relate to the Company’s risk management is set forth under the captions “Executive Compensation,” “Director Compensation,” “Corporate Governance—Compensation Committee—Risks Related to Compensation Policies and Practices” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the Company’s 2013 Annual Meeting of Shareholders, and is incorporated herein by reference. The information included under the caption “Executive Compensation—Report of the Compensation Committee” in the Company’s Proxy Statement for the Company’s 2013 Annual Meeting of Shareholders is incorporated herein by reference but shall be deemed “furnished” with this report and shall not be deemed “filed” with this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the caption “Security Ownership by Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the Company’s 2013 Annual Meeting of Shareholders is incorporated herein by reference.

The following table sets forth information as of December 31, 2012 with respect to compensation plans under which shares of our common stock may be issued:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (1)(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(c)
Equity compensation plans approved by security holders (2)	512,406	$20.03	530,857
Equity compensation plans not approved by security holders	—	—	—

Total	512,406	$20.03	530,857

(1)	The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock unit awards (“RSUs”) since recipients of such awards are not required to pay an exercise price to receive the shares subject to these awards. The weighted-average exercise price of outstanding options, warrants and rights including RSUs is $8.61.
(2)	Represents 220,349 shares of common stock issuable upon the exercise of stock options and 292,057 shares of our common stock issuable upon the vesting of RSUs outstanding under the Company’s Omnibus Incentive and Equity Plan (the “Omnibus Plan”). Of the 1,800,000 maximum number of shares of our common stock authorized for issuance under the Omnibus Plan, 68,832 shares of common stock have been issued on a cumulative basis in the form of direct grants to directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions “Corporate Governance—Transactions with Related Persons” and “Corporate Governance—Director Independence” in the Company’s Proxy Statement for the Company’s 2013 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information regarding auditors fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services to be provided by the Company’s independent registered public accounting firm set forth under the caption “Item 2—Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements: The following Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements of Virtus are included in this Annual Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules:

All financial statement schedules have been omitted because the required information is either presented in the consolidated financial statements or the notes thereto or is not applicable or required.

(a)(3)	Exhibits:

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Exhibit Description

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Separation Agreement, Plan of Reorganization and Distribution by and between The Phoenix Companies, Inc. and the Registrant, dated as of December 18, 2008 (incorporated by reference to Exhibit 2.1 of the Registrant’s Amendment No. 4 to Form 10, filed December 19, 2008).

(3)	Articles of Incorporation and Bylaws

3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated December 18, 2008 (incorporated by reference to Exhibit 3.1 of the Registrant’s Amendment No. 4 to Form 10, filed December 19, 2008).

3.2	Amended and Restated Bylaws of the Registrant, as adopted on January 28, 2010 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed February 2, 2010).

3.3	Certificate of Designations of Series A Non-Voting Convertible Preferred Stock and Series B Voting Convertible Preferred Stock of the Registrant, dated October 31, 2008 (incorporated by reference to Exhibit 4.2 of the Registrant’s Amendment No. 2 to Form 10, filed November 14, 2008).

3.4	Certificate of Amendment of the Certificate of Designations of Series A Non-Voting Convertible Preferred Stock and Series B Voting Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q, filed August 13, 2009).

3.5	Certificate of Designations of Series C Junior Participating Preferred Stock of the Registrant, dated December 29, 2008 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed January 2, 2009).

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Note in favor of The Bank of New York Mellon as Lender, dated September 1, 2009 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed September 4, 2009).

4.2	Note in favor of PNC Bank, National Association as Lender, dated September 1, 2009 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed September 4, 2009).

(10)	Material Contracts

10.1	Transition Services Agreement by and between The Phoenix Companies, Inc. and the Registrant, dated as of December 18, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s Amendment No. 4 to Form 10, filed December 19, 2008).

10.2	Tax Separation Agreement by and between The Phoenix Companies, Inc. and the Registrant, dated December 18, 2008 (incorporated by reference to Exhibit 10.2 of the Registrant’s Amendment No. 4 to Form 10, filed December 19, 2008).

10.3	Amendment to Tax Separation Agreement, dated April 8, 2009, by and between The Phoenix Companies, Inc. and the Registrant, dated as of December 18, 2008 (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K, filed April 10, 2009).

10.4	Employee Matters Agreement by and between The Phoenix Companies, Inc. and the Registrant, dated December 18, 2008 (incorporated by reference to Exhibit 10.3 of the Registrant’s Amendment No. 4 to Form 10, filed December 19, 2008).

Exhibit Number	Exhibit Description

*10.5	Change in Control Agreement between George R. Aylward and the Registrant, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.4 of the Registrant’s Amendment No. 4 to Form 10, filed December 19, 2008).

*10.6	Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.5 of the Registrant’s Amendment No. 4 to Form 10, filed December 19, 2008).

*10.7	Virtus Investment Partners, Inc. Non-Qualified Excess Investment Plan, effective as of November 1, 2008 (incorporated by reference to Exhibit 10.6 of the Registrant’s Amendment No. 2 to Form 10, filed November 14, 2008).

*10.8	First Amendment to the Virtus Investment Partners, Inc. Non-Qualified Excess Investment Plan, effective as of February 1, 2010 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, filed May 4, 2010).

*10.9	Virtus Investment Partners, Inc. Amended and Restated Executive Severance Allowance Plan, effective as of February 2, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed February 4, 2009).

10.10	Investment and Contribution Agreement by and among Phoenix Investment Management Company, the Registrant, Harris Bankcorp, Inc. and The Phoenix Companies, Inc., dated as of October 30, 2008 (incorporated by reference to Exhibit 10.8 of the Registrant’s Amendment No. 2 to Form 10, filed November 14, 2008).

10.11	Annex A to the Investment and Contribution Agreement by and among Phoenix Investment Management Company, the Registrant, Harris Bankcorp, Inc. and The Phoenix Companies, Inc., dated October 30, 2008 (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report, filed March 1, 2011).

10.12	Transaction Agreement by and among Harris Investment Management, Inc., Phoenix Investment Counsel, Inc., Harris Financial Corp. and Phoenix Investment Partners, LTD., dated as of March 28, 2006 (incorporated by reference Exhibit 6.01 of the Schedule 13D, filed January 12, 2009 by Bank of Montreal, Harris Financial Corp. and Harris Bankcorp, Inc.).

10.13	Strategic Partnership Agreement by and between Harris Investment Management, Inc. and Phoenix Investment Counsel, Inc., dated as of March 28, 2006 (incorporated by reference to Exhibit 6.02 of the Schedule 13D, filed January 12, 2009 by Bank of Montreal, Harris Financial Corp. and Harris Bankcorp, Inc.).

*10.14	Form of Non-Qualified Stock Option Agreement under the Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q, filed May 13, 2009).

*10.15	Form of Restricted Stock Units Agreement under the Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q, filed May 13, 2009).

*10.16	Form of Performance Share Units Agreement under the Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.30 of the Registrant’s Quarterly Report on Form 10-Q, filed August 5, 2011).

10.17	Amended and Restated Credit Agreement, dated as of September 10, 2012 among Registrant, as Borrower, the lenders party thereto, PNC Bank, National Association, as Syndication Agent, and The Bank of New York Mellon, as Administrative Agent, as Swingline Lender and as Issuing Bank (the “Credit Agreement”) (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, filed November 7, 2012).

Exhibit Number	Exhibit Description

10.18	Credit Agreement among the Registrant, as Borrower, the lenders party thereto and The Bank of New York Mellon as Administrative Agent, Issuing Bank and Lead Arranger, dated as of September 1, 2009 (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K, filed March 1, 2011).

10.19	Amendment No. 1, dated as of July 8, 2010, to the Credit Agreement, dated as of September 1, 2009, among the Registrant, as Borrower, the lenders party thereto and The Bank of New York Mellon, as Administrative Agent, Issuing Bank and Lead Arranger (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed July 13, 2010).

10.20	Amendment No. 2, dated as of August 2, 2010, to the Credit Agreement, dated as of September 1, 2009, among the Registrant, as Borrower, the lenders party thereto and The Bank of New York Mellon, as Administrative Agent, Issuing Bank and Lead Arranger (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q, filed August 6, 2010).

10.21	Amendment No. 3 and Waiver No. 1, dated as of October 27, 2011, to the Credit Agreement, dated as of September 1, 2009, among the Registrant, as Borrower, the lenders party thereto and The Bank of New York Mellon, as Administrative Agent, Issuing Bank and Lead Arranger (incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K, filed March 1, 2012).

10.22	Guarantee Agreement among the Registrant, each of the subsidiary guarantors party thereto and The Bank of New York Mellon, as Administrative Agent, dated as of September 1, 2009 (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K, filed March 1, 2011).

10.23	Reaffirmation of Guarantee among the Registrant as Borrower, each of the subsidiary guarantors party thereto and the Bank of New York Mellon, as Administrative Agent, as Swingline Lender and as Issuing Bank under the Credit Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q, filed November 7, 2012).

10.24	Security Agreement among the Registrant, each of the other grantors party thereto and The Bank of New York Mellon, as Administrative Agent, dated as of September 1, 2009 (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K, filed March 1, 2011).

10.25	Amendment No. 1, dated as of September 10, 2012, to the Security Agreement, dated as of September 1, 2009, among the Registrant, as Borrower, each of the subsidiary guarantors party thereto, and the Bank of New York Mellon, as Administrative Agent under the Credit Agreement (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q, filed November 7, 2012).

*10.26	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2009).

*10.27	Offer Letter from the Registrant to Jeffrey T. Cerutti dated May 18, 2010 (incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K, filed March 1, 2011).

10.28	Conversion and Voting Agreement, dated as of October 27, 2011, between BMO, Inc. (f/k/a Harris Bankcorp, Inc.) and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed November 2, 2011).

*10.29	Offer Letter from the Registrant to Mark S. Flynn dated December 9, 2010 (incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K, filed March 1, 2012).

(21)	Subsidiaries of the Registrant

21.1	Virtus Investment Partners, Inc., Subsidiaries List.

(23)	Consents of Experts and Counsel

Exhibit Number	Exhibit Description

23.1	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney

24.1	Power of Attorney.

31.1	Certifications of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following information formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010 and (iv) Notes to Consolidated Financial Statements.

*	Management contract, compensatory plan or arrangement.
**	In accordance with Rule 406T of Regulation S-T, the interactive data files in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed “filed” or part of any registration statement or prospectus filed for purposes of Section 11 or 12 of the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2013

Virtus Investment Partners, Inc.

By:	/S/ MICHAEL A. ANGERTHAL
Michael A. Angerthal
Executive Vice President Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 1, 2013.

* Mark C. Treanor Director and Non-Executive Chairman	/S/ GEORGE R. AYLWARD George R. Aylward President, Chief Executive Officer and Director (Principal Executive Officer)

* James R. Baio Director	* Susan S. Fleming Director

* Diane M. Coffey Director	* Hugh M. S. McKee Director

* Timothy A. Holt Director

* Edward M. Swan, Jr. Director

/S/ MICHAEL A. ANGERTHAL Michael A. Angerthal Chief Financial Officer (Principal Financial and Accounting Officer)

* Pursuant to Power of Attorney (filed herewith)

/S/ GEORGE R. AYLWARD
By:	George R. Aylward
Attorney-In-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Virtus Investment Partners, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Virtus Investment Partners, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 1, 2013

Virtus Investment Partners, Inc.

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
($ in thousands, except share data)
Assets
Current Assets
Cash and cash equivalents	$63,432	$45,267
Cash and cash equivalents of consolidated sponsored investment products	14	—
Trading securities, at fair value	12,392	12,526
Available-for-sale securities, at fair value	2,656	2,469
Investments of consolidated sponsored investment products	43,227	—
Accounts receivable, net	37,328	27,089
Deferred taxes, net	1,143	1,593
Prepaid expenses and other assets	3,951	3,651
Other current assets of consolidated sponsored investment products	683	—

Total current assets	164,826	92,595
Furniture, equipment, and leasehold improvements, net	7,788	5,453
Intangible assets, net	48,711	52,096
Goodwill	5,260	4,795
Deferred taxes, net	95,780	122,099
Long-term investments ($2,970 and $2,826 at fair value, respectively) and other assets	10,384	9,341

Total assets	$332,749	$286,379

Liabilities and Stockholders’ Equity
Current Liabilities
Accrued compensation and benefits	$41,252	$31,171
Accounts payable	7,842	5,031
Other accrued liabilities	7,048	5,661
Other current liabilities of consolidated sponsored investment products	117	—
Broker-dealer payable	6,152	4,794

Total current liabilities	62,411	46,657
Long-term debt	15,000	15,000
Lease obligations and other long-term liabilities	7,704	6,350

Total liabilities	85,115	68,007

Commitments and Contingencies (Note 10)
Redeemable noncontrolling interests	3,163	—
Series B redeemable convertible preferred stock (stated at liquidation value), $.01 par value, 45,000 shares authorized, 35,217 shares issued and outstanding, at December 31, 2011	—	35,217
Stockholders’ Equity:
Equity attributable to stockholders:
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 8,071,674 shares issued and 7,826,674 shares outstanding at December 31, 2012 and 6,343,295 shares issued and 6,188,295 shares outstanding at December 31, 2011	81	63
Additional paid-in capital	942,825	909,983
Accumulated deficit	(680,411)	(718,083)
Accumulated other comprehensive loss	(287)	(14)
Treasury stock, at cost, 245,000 and 155,000 shares at December 31, 2012 and December 31, 2011, respectively	(17,734)	(8,794)

Total equity attributable to stockholders	244,474	183,155

Noncontrolling interest	(3)	—

Total equity	244,471	183,155

Total liabilities and stockholders’ equity	$332,749	$286,379

See Notes to Consolidated Financial Statements

Virtus Investment Partners, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2012	2011	2010
($ in thousands, except per share data)
Revenues
Investment management fees	$187,875	$135,063	$97,996
Distribution and service fees	56,866	43,792	29,572
Administration and transfer agent fees	33,779	23,878	15,324
Other income and fees	1,566	1,919	1,664

Total revenues	280,086	204,652	144,556

Operating Expenses
Employment expenses	105,571	92,543	65,234
Distribution and administration expenses	72,210	60,176	33,205
Other operating expenses	34,017	30,157	28,282
Other operating expenses of consolidated sponsored investment products	315	—	—
Restructuring and severance	1,597	2,008	1,635
Depreciation and other amortization	1,810	1,847	2,007
Amortization expense	4,121	4,018	4,922

Total operating expenses	219,641	190,749	135,285

Operating Income	60,445	13,903	9,271

Other Income (Expense)
Realized and unrealized gain (loss) on trading securities, net	1,891	(256)	1,131
Realized and unrealized gain on investments of consolidated sponsored investment products, net	2,072	—	—
Other (expense) income, net	(38)	(194)	77

Total other income (expense), net	3,925	(450)	1,208

Interest Income (Expense)
Interest expense	(854)	(782)	(983)
Interest and dividend income	710	321	659
Interest and dividend income of investments of consolidated sponsored investment products	577	—	—

Total interest income (expense), net	433	(461)	(324)

Income Before Income Taxes	64,803	12,992	10,155
Income tax expense (benefit)	27,030	(132,428)	513

Net Income	37,773	145,420	9,642
Noncontrolling interests	(101)	—	—
Preferred stockholder dividends	—	(9,482)	(3,289)
Allocation of earnings to preferred stockholders	(64)	(24,260)	(1,144)

Net Income Attributable to Common Stockholders	$37,608	$111,678	$5,209

Earnings (Loss) per share—Basic	$4.87	$17.98	$0.87

Earnings (Loss) per share—Diluted	$4.66	$16.34	$0.81

Weighted Average Shares Outstanding—Basic (in thousands)	7,727	6,211	6,014

Weighted Average Shares Outstanding—Diluted (in thousands)	8,073	6,834	6,437

See Notes to Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2012	2011	2010
($ in thousands)
Net Income	$37,773	$145,420	$9,642
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on available-for-sale securities, net of tax of $81 for the year ended December 31, 2012	(273)	294	(163)

Other comprehensive (loss) income	(273)	294	(163)
Comprehensive income	37,500	145,714	9,479
Comprehensive income attributable to noncontrolling interests	(101)	—	—
Preferred stockholder dividends	—	(9,482)	(3,289)
Allocation of comprehensive income to preferred stockholders	(64)	(24,260)	(1,144)

Comprehensive income attributable to common stockholders	$37,335	$111,972	$5,046

See Notes to Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Shareholders	Non- controlling Interest	Total Equity	Redeemable Non- controlling Interest
	Shares	Par Value				Shares	Amount
($ in thousands)
Balances at December 31, 2009	5,824,388	$58	$902,962	$(873,145)	$(145)	—	$—	$29,730	$—	$29,730	$—
Net income	—	—	—	9,642	—	—	—	9,642	—	9,642
Net unrealized loss on securities available-for-sale.	—	—	—	—	(163)	—	—	(163)	—	(163)
Preferred stockholder dividend	—	—	(3,289)	—	—	—	—	(3,289)	—	(3,289)
Preferred stock conversion	378,446	4	9,859					9,863	—	9,863
Repurchase of common shares	(20,000)			—	—	20,000	(924)	(924)	—	(924)
Issuance of common stock related to employee stock transactions	68,987	1	145	—	—	—	—	146	—	146
Taxes paid on stock-based compensation			(407)					(407)		(407)
Stock-based compensation	—	—	3,672	—	—	—	—	3,672	—	3,672

Balances at December 31, 2010	6,251,821	$63	$912,942	$(863,503)	$(308)	20,000	$(924)	$48,270	$—	$48,270	$—

Net income	—	—	—	145,420	—	—	—	145,420	—	145,420
Net unrealized gain on securities available-for-sale	—	—	—	—	294	—	—	294	—	294
Preferred stockholder dividend	—	—	(9,482)	—	—	—	—	(9,482)	—	(9,482)
Repurchase of common shares	(135,000)	—	—	—	—	135,000	(7,870)	(7,870)	—	(7,870)
Issuance of common stock related to employee stock transactions	71,474	—	1,720	—	—	—	—	1,720	—	1,720
Taxes paid on stock-based compensation			(720)					(720)		(720)
Stock-based compensation	—	—	5,523	—	—	—	—	5,523	—	5,523

Balances at December 31, 2011	6,188,295	$63	$909,983	$(718,083)	$(14)	155,000	$(8,794)	$183,155	$—	$183,155	$—

Net income	—	—	—	37,672	—	—	—	37,672	(3)	37,669	104
Net unrealized loss on securities available-for-sale	—	—	—	—	(273)	—	—	(273)	—	(273)
Preferred stock conversion	1,349,300	14	35,203	—	—	—	—	35,217	—	35,217
Contributions of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	3,059
Repurchase of common shares	(90,000)	—	—	—	—	90,000	(8,940)	(8,940)	—	(8,940)
Issuance of common stock related to employee stock transactions	379,079	4	3,184	—	—	—	—	3,188	—	3,188
Taxes paid on stock-based compensation			(11,951)					(11,951)		(11,951)
Stock-based compensation	—	—	6,406	—	—	—	—	6,406	—	6,406

Balances at December 31, 2012	7,826,674	$81	$942,825	$(680,411)	$(287)	245,000	$(17,734)	$244,474	$(3)	$244,471	$3,163

See Notes to Consolidated Financial Statements

Virtus Investment Partners, Inc.

Consolidated Statements Cash Flows

	Years Ended December 31,
	2012	2011	2010
($ in thousands)
Cash Flows from Operating Activities:
Net income	$37,672	$145,420	$9,642
Net income attributable to noncontrolling interests	101	—	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	1,810	1,847	2,007
Intangible asset amortization	4,388	4,018	4,922
Stock-based compensation	6,927	5,625	3,894
Excess tax benefit from stock-based compensation	(89)	—	—
Amortization of deferred commissions	10,715	8,874	5,053
Payments of deferred commissions	(10,868)	(11,392)	(5,636)
Equity in earnings of affiliates, net of dividends	—	223	(48)
Realized and unrealized (gains) losses on trading securities	(1,891)	256	(1,131)
Realized and unrealized gains on investments of consolidated sponsored investment products	(2,072)	—	—
Sale (purchase) of trading securities, net	2,025	(4,425)	429
Purchase of investments by consolidated sponsored investment products, net	(41,155)	—	—
Deferred income taxes	26,689	(132,477)	46
Changes in operating assets and liabilities:
Accounts receivable	(9,585)	(5,953)	(1,736)
Prepaid expenses and other assets	(1,145)	(945)	650
Accounts payable and accrued liabilities	14,080	13,047	4,217
Other liabilities	2,216	(468)	(165)

Net cash provided by operating activities	39,818	23,650	22,144

Cash Flows from Investing Activities:
Capital expenditures	(3,782)	(743)	(323)
Purchase of investment management contracts	(350)	(3,068)	(1,419)
Purchase of available-for-sale securities	(379)	(259)	(118)
Acquisitions	(656)	—	—

Net cash used in investing activities	(5,167)	(4,070)	(1,860)

Cash Flows from Financing Activities:
Contingent consideration paid for acquired investment management contracts	(665)	(789)	—
Preferred stock dividends paid	—	(10,186)	(3,404)
Repurchase of common shares	(8,940)	(7,870)	(924)
Proceeds from exercise of stock options	2,636	1,345	146
Payment of deferred financing costs	(700)	(41)	(367)
Taxes paid related to net share settlement of restricted stock units	(11,951)	(720)	(407)
Excess tax benefit from stock-based compensation	89	—	—
Contributions of noncontrolling interests	3,059	—	—

Net cash used in financing activities	(16,472)	(18,261)	(4,956)

Net increase in cash and cash equivalents	18,179	1,319	15,328
Cash and cash equivalents, beginning of period	45,267	43,948	28,620

Cash and Cash Equivalents, end of period	$63,446	$45,267	$43,948

Supplemental Cash Flow Information:
Interest paid	$415	$362	$472
Income taxes paid, net	$74	$427	$679
Non-Cash Investing Activities:
Purchase of investment management contracts	$435	$—	$2,100
Accrual for capital expenditures	$390	$—	$—

See Notes to Consolidated Financial Statements

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements

1. Organization and Business

Virtus Investment Partners, Inc. (the “Company,” “we,” “us,” “our” or “Virtus”), a Delaware corporation, operates in the investment management industry through its wholly-owned subsidiaries.

The Company provides investment management and related services to individual and institutional clients throughout the United States of America. Retail investment management services (including administration services) are provided to individuals through products consisting of open-end mutual funds, closed-end funds, variable insurance funds and separately managed accounts. Separately managed accounts are offered to high net-worth individuals and include intermediary programs that are sponsored and distributed by unaffiliated broker-dealers, and individual direct managed account investment services that are sold and administered by the Company. Institutional investment management services are provided primarily to corporations, multi-employer retirement funds, public employee retirement systems, foundations and endowments and special purpose funds.

As of December 31, 2011, a subsidiary of the Bank of Montreal (“BMO”), owned 100% of the Company’s outstanding shares of Series B Convertible Preferred Stock (the “Series B”). On January 6, 2012, all of the outstanding shares of the Series B were converted into 1,349,300 shares of the Company’s common stock.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies, which have been consistently applied, are as follows:

Principles of Consolidation and Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and sponsored investment products in which it has a controlling financial interest. The Company is generally considered to have a controlling financial interest when it owns a majority of the voting interest in an entity or otherwise has the power to govern the financial and operating policies of the subsidiary. See Note 19 for additional information related to the consolidation of sponsored investment products. Material intercompany accounts and transactions have been eliminated. The Company also evaluates for consolidation any variable interest entities (“VIEs”) in which the Company is the primary beneficiary. A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) the group of holders of the equity investment at risk lack certain characteristics of a controlling financial interest. The primary beneficiary is the entity that has the obligation to absorb a majority of the expected losses or the right to receive the majority of the residual returns. The Company evaluates whether entities in which it has an interest are VIEs and whether the Company is the primary beneficiary of any VIEs identified in its analysis.

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.

Noncontrolling Interest

Noncontrolling interests related to certain consolidated sponsored investment products are classified as redeemable noncontrolling interests because investors in these funds may request withdrawals at any time.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

Use of Estimates

The preparation of the consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes the estimates used in preparing the consolidated financial statements are reasonable and prudent. Actual results could differ from those estimates.

Segment information

Accounting Standards Codification (“ASC”) 280, Segment Reporting, establishes disclosure requirements relating to operating segments in annual and interim financial statements. Business or operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company operates in one business segment, namely as an asset manager providing investment management and distribution services for individual and institutional clients. The Company’s Chief Executive Officer and Chief Financial Officer are the Company’s chief operating decision makers. Although the Company does make some disclosure regarding assets under management and other asset flows by product, the Company’s determination that it operates in one business segment is based on the fact that the same investment and operational resources support multiple products, they have the same regulatory framework and that the Company’s chief operating decision makers review the Company’s financial performance at a consolidated level. All of the products and services provided relate to investment management and are subject to a similar regulatory framework and environment. Investment organizations within the Company are generally not aligned with specific product lines. Investment professionals may manage both retail and institutional products.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and highly liquid money market mutual fund investments.

Marketable Securities

Marketable securities consist of investments in the Company’s sponsored mutual funds and other publicly traded securities which are carried at fair value in accordance with ASC 320, Investments – Debt and Equity Securities. Marketable securities transactions are recorded on a trade date basis. Mutual fund investments held by the Company’s broker-dealer subsidiary are classified as assets held for trading purposes. The Company provides the initial capital to funds or separately managed account strategies for the purpose of creating investment performance track records. For the year ended December 31, 2012, the Company recognized a realized gain of $0.4 million. For the year ended December 31, 2011, the Company recognized a realized loss of less than $(0.1) million and for the year ended December 31, 2010, the Company recognized realized gains of $0.3 million. Other mutual fund investments held by the Company are considered to be available-for-sale, with any unrealized appreciation or depreciation, net of income taxes, reported as a component of accumulated other comprehensive income in stockholders’ equity. Marketable securities are marked to market based on the respective publicly quoted net asset values of the funds or market prices of the equity securities or bonds.

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

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

the consolidated statements of operations in the period in which the other-than-temporary decline in value occurs, as well as an accompanying permanent adjustment to accumulated other comprehensive income.

Deferred Commissions

Deferred commissions, which are included in long-term investments and other assets, are commissions paid to broker-dealers on sales of mutual fund shares. Deferred commissions are recovered by the receipt of monthly asset-based distributor fees from the mutual funds or contingent deferred sales charges received upon redemption of shares within one to five years, depending on the fund share class. The deferred costs resulting from the sale of shares are amortized on a straight-line basis over a one to five-year period, depending on the fund share class, or until the underlying shares are redeemed. Deferred commissions are periodically assessed for impairment and additional amortization expense is recorded, as appropriate.

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

Leases

The Company currently leases office space and equipment under various leasing arrangements. Leases are classified as either capital leases or operating leases, as appropriate. Most lease agreements are classified as operating leases and contain renewal options, rent escalation clauses or other inducements provided by the lessor. Rent expense under non-cancelable operating leases with scheduled rent increases or rent holidays is accounted for on a straight-line basis over the lease term, beginning on the date of initial possession or the effective date of the lease agreement. The amount of the excess of straight-line rent expense over scheduled payments is recorded as a deferred liability. Build-out allowances and other such lease incentives are recorded as deferred credits, and are amortized on a straight-line basis as a reduction of rent expense beginning in the period they are deemed to be earned, which generally coincides with the effective date of the lease.

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

Goodwill represents the excess of the purchase price of acquisitions and mergers over the identified net assets and liabilities acquired. In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not being amortized. A single reporting unit has been identified for the purpose of assessing potential future

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

impairments of goodwill. An impairment analysis of goodwill is performed annually or more frequently, if warranted by events or changes in circumstances affecting the Company’s business. In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment (the revised standard) which amends the rules for testing goodwill for impairment. Under the new rules, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. We early adopted ASU 2011-08 for our 2011 annual goodwill impairment test.

Indefinite-lived intangible assets are comprised of acquired, closed-end fund investment advisory contracts. These assets are tested for impairment annually and when events or changes in circumstances indicate the assets might be impaired. Our fiscal 2012 and 2011 annual indefinite-lived intangible assets impairment analyses did not result in any impairment charges.

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

In the fourth quarter of 2010, the Company implemented a share repurchase program allowing for the repurchase of up to 350,000 shares of the Company’s common stock. Under the terms of the program, the Company may repurchase its common stock from time to time in its discretion through open market repurchases and/or privately negotiated transactions, depending on price and prevailing market and business conditions. The program is intended to return capital to shareholders and to generally offset shares issued under equity-based plans. The program may be suspended or terminated at any time and the authorization for the program expires three years from inception. As of December 31, 2012, the Company has repurchased a total of 245,000 common shares for $17.7 million.

Collateralized Debt and Loan Obligations

At December 31, 2012 and 2011, our affiliates serve as the collateral managers for structured finance products, such as collateralized loan obligations and collateralized bond obligations, collectively referred to as collateralized debt obligations (“CDOs”). The CDOs, which are investment trusts, had aggregate assets of $0.7 billion, $1.0 billion and $1.0 billion at December 31, 2012, 2011 and 2010, respectively, which were primarily invested in a variety of fixed income securities. The CDOs reside in bankruptcy remote, special purpose entities in which the Company provides neither recourse nor guarantees. The Company has determined that it is not the primary beneficiary of these VIEs as defined by ASC 810, Consolidation. Accordingly, the Company’s financial exposure to these CDOs is limited only to the collateral investment management fees it earns, which totaled $2.5 million, $3.3 million and $4.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

Revenue Recognition

Investment management fees, distribution and service fees and administration and transfer agent fees are recorded as revenue during the period in which services are performed. Investment management fees are earned based upon a percentage of assets under management, and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payment. Management fees for structured finance products, such as CLOs and CDOs, that accrue as services are rendered, but are subordinate to other interests and payable only if certain financial criteria of the underlying collateral are met, are recorded as revenue when the structured finance products are in compliance with required financial criteria and collectability is reasonably assured.

The Company accounts for investment management fees in accordance with ASC 605, Revenue Recognition, and has recorded its management fees net of fees paid to unaffiliated advisors. Amounts paid to unaffiliated advisors for the years ended December 31, 2012, 2011 and 2010 were $53.7 million, $36.4 million and $24.0 million, respectively.

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

Advertising and Promotion

The Company expenses all advertising and promotion costs as incurred. Advertising and promotional expense was $0.5 million, $0.3 million and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, and are classified in other operating expense in the Consolidated Statements of Operations.

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

Under the two-class method, during periods of net income, participating securities are allocated a proportional share of net income. During periods of net loss, no effect is given to participating securities since they do not share in the losses of the Company. Participating securities have the effect of diluting both basic and diluted EPS during periods of net income. All of the outstanding shares of the Company’s Series B Preferred Stock were converted to common stock in January 2012.

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

Level 1 – Quoted prices for identical instruments in active markets. Level 1 assets and liabilities may include debt securities and equity securities that are traded in an active exchange market.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 inputs may include observable market data such as closing market prices provided by independent pricing services after considering factors such as the yields or prices of comparable investments of comparable quality, coupon, maturity, call rights and other potential prepayments, terms and type, reported transactions, indications as to values from dealers and general market conditions. In addition, pricing services may determine the fair value of equity securities traded principally in foreign markets when it has been determined that there has been a significant trend in the U.S. equity markets or in index futures trading. Level 2 assets and liabilities may include debt and equity securities, purchased loans and over-the-counter derivative contracts whose fair value is determined using a pricing model without significant unobservable market data inputs.

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable in active exchange markets.

The following is a discussion of the valuation methodologies used for assets measured at fair value.

Sponsored mutual funds and variable insurance funds include amounts in affiliated investment products. The fair value of these securities are generally determined based on their published net asset values and are included as Level 1 within the hierarchy.

Investments of consolidated sponsored investment products include debt and equity securities held in portfolios of sponsored funds that are consolidated by the Company. Equity securities are valued at the official closing price on the exchange on which the securities are traded and categorized as Level 1 in the hierarchy. Certain non-U.S. securities may be fair valued in cases where closing prices are not readily available or are deemed to not reflect readily available market prices. In such cases, the fair value is determined using an independent pricing service and fair valuations are categorized as Level 2 in the hierarchy. Most debt securities are valued based on quotations received from independent pricing services or from dealers who make markets in such securities. These investments are generally categorized as Level 2 in the hierarchy. Pricing services do not provide pricing for all securities and therefore indicative bids from dealers are utilized which are based on pricing models used by market makers in the security and are generally categorized as Level 2 in the hierarchy.

Equity securities include securities traded on active markets and are valued at the official closing price (typically last sale) on the exchange on which the securities are primarily traded, or if no closing price is available, at the last bid price and are categorized as Level 1 in the hierarchy.

Sponsored closed-end funds include amounts in affiliated investment products. These investments are valued as Level 1 within the valuation hierarchy because they are valued through the use of quoted market prices available in active markets.

Nonqualified retirement plan assets include mutual funds whose fair value is generally determined based on their published net asset value. They are classified as Level 1 within the valuation hierarchy.

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments. The estimated fair value of long-term debt at December 31, 2012, which has a variable interest rate, approximates its carrying value. Marketable securities are reflected in the financial statements at fair value based upon publicly quoted market prices.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, and the International Accounting Standards Board issued International Financial Reporting Standard (“IFRS”) 13, Fair Value Measurement (together, the new guidance). The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The new guidance changes some fair value measurement principles and disclosure requirements. The Company has adopted this ASU as of January 1, 2012.

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

In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements. This update amends source literature, clarifies guidance and reference corrections and relocates some guidance within the Codification. The adoption of ASU 2012-04 is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. This standard is effective for the Company’s first quarter of fiscal year 2013. The adoption of this new guidance will require additional disclosures and presentation of items impacting other comprehensive income but will not have an impact on our consolidated financial statements.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

3. Goodwill and Other Intangible Assets

Intangible assets are summarized as follows:

	December 31,
	2012	2011
($ in thousands)
Definite-lived intangible assets:
Investment contracts	$197,704	$269,489
Accumulated amortization	(181,409)	(249,809)

Definite-lived intangible assets, net	16,295	19,680
Indefinite-lived intangible assets	32,416	32,416

Total intangible assets, net	$48,711	$52,096

Rampart Investment Management Company, Inc.

On October 1, 2012, the Company completed the acquisition of substantially all of the assets and certain liabilities of Rampart Investment Management Company, Inc. (“Rampart”), for $0.7 million in cash. Rampart is a registered investment advisor that specializes in customized options strategies for institutional and high-net-worth clients by providing a systematic and disciplined options solutions to help its clients generate incremental yield, reduce downside risk and mitigate market volatility. Under the terms of the purchase agreement, three years subsequent to the closing date, the Company may be required to make a contingent payment based on certain profitability measures. The estimated fair value of this contingent liability was $0.4 million, which was recorded within other long term liabilities in the Company’s Consolidated Balance Sheet as of December 31, 2012. As a result of this acquisition $0.2 million was recorded as definite-lived intangible assets and $0.5 million was recorded as goodwill in the Company’s Consolidated Balance Sheet as of the acquisition date. The acquired contracts are being amortized on a straight-line basis over the estimated useful life of five years.

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

Variable Insurance Funds

On November 5, 2010, the Company acquired the rights to advise and distribute the former Phoenix Edge Series Funds (excluding certain of the funds to be merged into a third-party variable insurance trust). Under the terms of the agreement, during the three years following the closing, the Company is required to make quarterly payments based upon fixed percentages of the average assets under management. The estimated fair value of the acquired contracts of $2.1 million and a corresponding contingent liability were recorded in the Company’s Consolidated Balance Sheet as of the adoption date. The transaction was accounted for as an asset purchase and accordingly, transaction costs of $0.6 million were capitalized as of the adoption date. The acquired contracts and related costs are being amortized on a straight-line basis over the estimated useful life of sixteen years.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

Activity in goodwill and other intangible assets is as follows:

	Years Ended December 31,
	2012	2011	2010
($ in thousands)
Intangible assets
Balance, beginning of period	$52,096	$52,977	$54,844
Purchases	560	3,068	3,055
Amortization	(3,945)	(3,949)	(4,922)

Balance, end of period	$48,711	$52,096	$52,977

Goodwill
Balance, beginning of period	$4,795	$4,795	$4,795
Acquisition	465	—	—

Balance, end of period	$5,260	$4,795	$4,795

Definite-lived intangible asset amortization for the next five years is estimated as follows: 2013—$4.1 million, 2014—$3.8 million, 2015—$3.1 million, 2016—$2.3 million, 2017—$0.6 million and thereafter—$2.6 million. At December 31, 2012, the weighted average estimated remaining amortization period for definite-lived investment contracts is 5.8 years.

4. Marketable Securities

The Company’s marketable securities consist of both trading (including securities held by a broker-dealer affiliate) and available-for-sale securities. The composition of the Company’s marketable securities is summarized as follows:

December 31, 2012
	Cost	Unrealized Loss	Unrealized Gain	Fair Value

($ in thousands)
Trading:
Sponsored mutual funds and variable insurance funds	$7,312	$(689)	$1,390	$8,013
Investments of consolidated sponsored investment products	41,367	(165)	2,025	43,227
Equity securities	3,739	—	640	4,379
Available-for-sale:
Sponsored closed-end funds	2,619	(37)	74	2,656

Total marketable securities	$55,037	$(891)	$4,129	$58,275

December 31, 2011
	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored mutual funds and variable insurance funds	$9,195	$(1,263)	$1,048	$8,980
Equity securities	3,434	(3)	115	3,546
Available-for-sale:
Sponsored closed-end funds	2,240	(38)	267	2,469

Total marketable securities	$14,869	$(1,304)	$1,430	$14,995

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

5. Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011 by fair value hierarchy level were as follows:

December 31, 2012
	Level 1	Level 2 (a)	Level 3	Total
($ in thousands)
Assets
Marketable securities trading:
Sponsored mutual funds and variable insurance funds	$8,013	$—	$—	$8,013
Investments of consolidated sponsored investment products	10,092	33,135	—	43,227
Equity securities	4,379	—	—	4,379
Marketable securities available for sale:
Sponsored closed-end funds	2,656	—	—	2,656
Other assets
Nonqualified retirement plan assets	2,970	—	—	2,970

Total assets measured at fair value	$28,110	$33,135	$—	$61,245

December 31, 2011
	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Marketable securities trading:
Sponsored mutual funds and variable insurance funds	$8,980	$—	$—	$8,980
Equity securities	3,546	—	—	3,546
Marketable securities available for sale:
Sponsored closed-end funds	2,469	—	—	2,469
Other assets
Nonqualified retirement plan assets	2,826	—	—	2,826

Total assets measured at fair value	$17,821	$—	$—	$17,821

a)	Debt securities are valued based on evaluated quotations received from independent pricing services or from dealers who make markets in such securities. For most bond types, the pricing service utilizes matrix pricing which considers one or more of the following factors: yield or price of bonds of comparable quality, coupon, maturity, current cash flows, type and current day trade information, as well as dealer supplied prices. These valuations are categorized as Level 2 in the hierarchy.

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2012 and 2011.

The estimated fair value of long-term debt at December 31, 2012, which has a variable interest rate, approximates its carrying value and is classified as Level 2 within the valuation hierarchy.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

6. Furniture, Equipment and Leasehold Improvements

Furniture, equipment, and leasehold improvements are summarized as follows:

	December 31,
	2012	2011
($ in thousands)
Furniture and office equipment	$4,058	$3,157
Computer equipment and software	5,533	4,906
Leasehold improvements	6,865	5,076

	16,456	13,139
Accumulated depreciation and amortization	(8,668)	(7,686)

Furniture, equipment and leasehold improvements, net	$7,788	$5,453

7. Long-Term Investments and Other Assets

Long-term investments and other assets include deferred commissions, deferred compensation plan assets, equity method investments and security deposits. A summary of the significant items included in this caption is as follows:

Deferred Commissions

Deferred commissions are commissions paid to broker-dealers on sales of mutual fund shares. Deferred commissions are recovered by the receipt of monthly asset-based distributor fees from the mutual funds or contingent deferred sales charges received upon redemption of shares within one to five years, depending on the fund share class. The deferred costs resulting from the sale of shares are amortized on a straight-line basis over a one to five-year period, depending on the fund share class, or until the underlying shares are redeemed. Deferred commissions were $5.9 million and $5.7 million at December 31, 2012 and 2011, respectively.

Deferred Compensation

The Company has a non-qualified retirement plan (the “Excess Incentive Plan”) that allows certain employees to voluntarily defer compensation. Under the Excess Incentive Plan, participants elect to defer a portion of their compensation which the Company then contributes into a trust. Each participant is responsible for designating investment options for assets they contribute and the ultimate distribution paid to each participant reflects any gains or losses on the assets realized while in the trust. The Company holds Excess Incentive Plan assets in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. Assets held in trust, included in long-term investments and other assets and the associated obligation to participants, included in lease obligations and other long-term liabilities in the Company’s Consolidated Balance Sheets, were $3.0 million and $2.8 million at December 31, 2012 and 2011, respectively. Assets held in trust consist of mutual funds and are recorded at fair value, utilizing Level 1 valuation techniques.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

8. Income Taxes

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2012	2011	2010
($ in thousands)
Current
Federal	$—	$—	$—
State	341	49	467

Total current tax expense	341	49	467

Deferred
Federal	19,707	(104,227)	(172)
State	6,982	(28,250)	218

Total deferred tax expense (benefit)	26,689	(132,477)	46

Total expense (benefit) for income taxes	$27,030	$(132,428)	$513

The following presents a reconciliation of the provision (benefit) for income taxes computed at the federal statutory rate to the provision (benefit) for income taxes recognized in the Consolidated Statements of Operations for the periods indicated:

	Years Ended December 31,
	2012		2011		2010
($ in thousands)
Tax at statutory rate	$22,645	35%	$4,547	35%	$3,554	35%
State taxes, net of federal benefit	4,793	7	6,222	48	442	4
Affiliated stock loss	—	—	3,283	25	(72,397)	(713)
Contingency reserve	—	—	27,911	215	—	—
Change in valuation allowance	(242)	—	(174,527)	(1,343)	69,109	681
Other, net	(166)	—	136	1	(195)	(2)

Income tax expense (benefit)	$27,030	42%	$(132,428)	(1,019)%	$513	5%

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

Deferred taxes resulted from temporary differences between the amounts reported in the consolidated financial statements and the tax basis of assets and liabilities. The tax effects of temporary differences are as follows:

	December 31,
	2012	2011
($ in thousands)
Deferred tax assets:
Intangible assets	$51,494	$65,380
Net operating losses	49,001	63,886
Capital loss carryforward	1,122	1,760
Other	8,707	9,139

Gross deferred tax assets	110,324	140,165
Valuation allowance	(1,611)	(3,336)

Gross deferred tax assets after valuation allowance	108,713	136,829

Deferred tax liabilities:
Intangible assets	(10,884)	(12,131)
Other investments	(906)	(1,006)

Gross deferred tax liabilities	(11,790)	(13,137)

Deferred tax assets (liability), net	$96,923	$123,692

In prior reporting periods, the Company maintained a valuation allowance on substantially all of its net deferred tax assets since the likelihood of realization of those assets were less than more likely than not. At each reporting date, the Company evaluates the positive and negative evidence used to determine the likelihood of realization of all its deferred tax assets. Prior to December 31, 2011, the Company maintained a valuation allowance on substantially all of its net deferred tax assets as prior to that date the Company had demonstrated losses in recent years. During 2011, the Company determined that its demonstrated profitability and projections of future profits gave rise to sufficient positive evidence to conclude that it is more likely than not that a substantial portion of its deferred tax assets are realizable. As a result, the Company released a valuation allowance of $174.5 million during the year ended December 31, 2011. The Company maintained a valuation allowance in the amount of $1.6 million at December 31, 2012 relating to deferred tax assets on items of a capital nature as well as certain state deferred tax assets where the Company determined that at the current level of projected taxable income certain state tax attributes would not be realized prior to expiration.

Primarily as a result of 2012 business changes and growth, the Company’s expected future state tax rate is expected to decrease as compared to 2011 in the current and future years. These changes resulted in the reduction of the recorded value of the Company’s state net deferred tax asset of $3.4 million. The Company may experience continued volatility in its state effective tax rate as the Company continues to experience changes in its business and as states seek to increase revenue.

In 2009, Management concluded that a change of control for Internal Revenue Code Section 382 (“Section 382”) purposes had occurred. When a change in control occurs that meets the requirements of Section 382, the law limits the ability to utilize net operating losses and realized built in losses that existed as of the ownership date to offset future taxable income. The Company has calculated Section 382 limits on its applicable future benefits and accounts for these limitations in its financial statements.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012, the Company had deferred tax assets of $39.7 and $0.3 million related to net operating losses and capital losses, respectively, for federal income tax purposes. The related federal net operating loss carryovers are scheduled to begin to expire in the year 2019. The related federal capital loss carryovers are scheduled to begin to expire beginning in the year 2014. As of December 31, 2012, the Company had deferred tax assets of $9.3 million and $0.8 million related to net operating losses and capital losses, respectively, for state income tax purposes. The related state net operating loss carryovers are scheduled to begin to expire in the year 2013. The related state capital loss carryovers began to expire in the year 2011.

As a result of certain realization requirements of ASC 718, Compensation-Stock Compensation, as of December 31, 2012, the table of deferred tax assets and liabilities does not include $14.2 million of future tax return benefits. These benefits arose from tax deductions related to equity compensation that exceeded the compensation expense recognized for financial reporting purposes. Shareholder’s equity will increase as such benefits are utilized on the Company’s income tax returns.

The Company recorded a valuation allowance of $1.6 million and $3.3 million at December 31, 2012 and 2011, respectively, with respect to certain temporary differences because management believes it is more likely than not that the Company will not realize the deferred tax assets associated with those basis differences.

Activity in unrecognized tax benefits is as follows:

	Years Ended December 31,
	2012	2011	2010
($ in thousands)
Balance, beginning of year	$34,139	$—	$—
Decrease related to tax positions taken in prior years	(191)	—	—
Increase related to positions taken in the current year	—	34,139	—

Balance, end of year	$33,948	$34,139	$—

In 2011, the Internal Revenue Service (“IRS”) issued a favorable private letter ruling (“PLR”) to the Company concerning the treatment of a loss related to the dissolution of an inactive subsidiary. As a result of the PLR, the Company recharacterized the $93.0 million of deferred tax assets previously reported in 2010 as capital in character to $89.0 million in deferred tax assets relating to net operating losses and intangible assets, with $4.0 million being concluded to be not utilizable under the provisions of Internal Revenue Code Section 382 after considering the impact of the PLR. In connection with this, the Company derecognized approximately $31.8 million of previously recorded gross deferred tax assets and related offsetting valuation allowance to account for uncertainties related to the loss. As of December 31, 2012 the Company has an unrecognized tax benefit of $31.8 million (net of federal benefit) related to this uncertain tax position. The PLR is based upon certain facts, assumptions and management representations, should these be successfully challenged by the IRS, the Company’s tax liability in a given year could be significantly impacted.

The Company recorded no interest or penalties related to uncertain tax positions at December 31, 2012, 2011 and 2010. If recognized, $31.8 million of unrecognized tax benefits would impact the effective tax rate. Based upon the timing and status of its current examinations by taxing authorities, the Company does not believe that it is reasonably possible that any changes to the balance of unrecognized tax benefits occurring within the next 12 months will result in a significant change to its results of operations, financial condition or liquidity. In addition, the Company does not anticipate that there will be additional payments made or refunds received within the next 12 months with respect to the years under audit.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

The earliest federal tax year open for examination is 2008. The earliest open years in the Company’s major state tax jurisdictions are 1998 and 2005 for Connecticut and New York, respectively. The Company does not believe that any adjustment from any open tax year will result in a material change in the Company’s financial position.

9. Long-Term Debt

Credit Facility

On September 10, 2012, the Company amended and restated its senior secured revolving credit facility (“Credit Facility”). As amended and restated, the Credit Facility has a five-year term and provides borrowing capacity of up to $75.0 million, with a $7.5 million sub-limit for the issuance of standby letters of credit. In addition, the Credit Facility provides for a $50.0 million increase provision conditioned on approval by the lending group. The Credit Facility is secured by substantially all of the assets of the Company. At December 31, 2012 and December 31, 2011, $15.0 million was outstanding under the Credit Facility. As of December 31, 2012 and December 31, 2011, the Company had the capacity to draw on the remaining amount of the Credit Facility.

Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at the Company’s option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate (as defined in the Credit Facility agreement), plus, in each case, an applicable margin, that ranges from 0.75% to 2.50%. At December 31, 2012, the interest rate in effect for the Credit Facility was 2.35%, exclusive of the amortization of deferred financing costs. Under the terms of the Credit Facility, the Company is also required to pay certain fees, including an annual commitment fee that ranges from 0.35% to 0.50% on undrawn amounts and a letter of credit participation fee at an annual rate equal to the applicable margin as well as any applicable fronting fees, each of which is payable quarterly in arrears.

The Credit Facility contains customary covenants, including covenants that restrict (subject in certain instances to minimum thresholds or exceptions) the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create liens, merge or make acquisitions of less than 100% owned subsidiaries, dispose of assets, enter into leases, sale/leasebacks or acquisitions of capital stock, and make loans, guarantees and investments, among other things. In addition, the Credit Facility contains certain financial covenants, the most restrictive of which include: (i) a minimum interest coverage ratio (generally, adjusted EBITDA to interest expense as defined in and for the period specified in the Credit Facility agreement) of at least 4.00:1, and (ii) a leverage ratio (generally, total indebtedness as of any date to adjusted EBITDA as defined in and for the period specified in the Credit Facility agreement) of no greater than 2.75:1. For purposes of the Credit Facility, adjusted EBITDA generally means, for any period, net income of the Company before interest expense, income taxes, depreciation and amortization expense, and excluding non-cash stock-based compensation, unrealized mark-to-market gains and losses, certain severance, and certain non-cash non-recurring gains and losses as described in and specified under the Credit Facility agreement. At December 31, 2012, the Company was in compliance with all financial covenants of the Credit Facility agreement.

The Credit Facility agreement also contains customary provisions regarding events of default which could result in an acceleration of amounts due under the facility. Such events of default include the Company’s failure to pay principal or interest when due, the Company’s failure to satisfy or comply with covenants, a change of control, the imposition certain judgments, the invalidation of the liens granted by the Company, and a cross-default to other debt obligations.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

10. Commitments and Contingencies

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

Other Matters

The Company indirectly guarantees the activities of its broker-dealer subsidiary. In addition, in the ordinary course of business the Company may enter into contracts with third-parties pursuant to which the third-parties provide services on the Company’s behalf or the Company provides services on behalf of the third-parties. In certain circumstances, the Company may agree to indemnify the third-party service provider. The terms of indemnification may vary from contract to contract and the amount of indemnification liability, if any, cannot be determined. The Company made no payments to third-parties in 2012, 2011 or 2010 and has recorded no liabilities with regard to commitments as of December 31, 2012. The Company believes that any risk of loss for direct or indirect guarantees is not probable and would not have a material impact on the Company’s operating results or financial position.

Lease Commitments

The Company incurred rental expenses, primarily related to office space, on operating leases of $3.3 million, $2.4 million and $2.5 million in 2012, 2011 and 2010, respectively, and received income from subleases of $0.1 million and $0.3 million in 2011 and 2010, respectively. No sublease income was received in 2012. Minimum aggregate rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2012 are as follows: $3.1 million in 2013; $2.7 million in 2014; $2.2 million in 2015; $2.1 million in 2016; $2.2 million in 2017; and $4.0 million thereafter.

11. Capital and Reserve Requirement Information

As a broker-dealer registered with the SEC, our subsidiary VP Distributors, LLC (“VPD”) is subject to certain rules regarding minimum net capital. VPD operates pursuant to Rule 15c3-1(a), promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, accordingly, is required to maintain a ratio of “aggregate indebtedness” to “net capital” (as those items are defined in the rule) which may not exceed 15.0 to 1.0.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

Aggregate indebtedness, net capital, and the resultant ratio for VPD were as follows:

	December 31,
	2012	2011	2010
($ in thousands)
Aggregate indebtedness	$23,443	$17,527	$19,315
Net capital	16,617	10,874	4,812
Ratio of aggregate indebtedness to net capital	1.4 to 1	1.6 to 1	4.0 to 1

VPD’s minimum required net capital at December 31, 2012 and 2011 based on its aggregate indebtedness on those dates was $1.6 million and $1.2 million, respectively.

The operations of VPD do not include the physical handling of securities or the maintenance of open customer accounts. Accordingly, VPD is exempt from the reserve provisions of Rule 15c3-3 promulgated under the Exchange Act under the exemption allowed by paragraph (k)(2)(i) of such rule.

12. Restructuring and Severance

During 2012 and 2011, the Company recorded restructuring charges of $1.6 million and $2.0 million, respectively, related to headcount reductions and consolidation activities. During 2010, the Company recorded restructuring charges of $1.6 million relating to headcount reductions and lease abandonments. These restructuring and severance charges have been included within restructuring and severance expenses in the accompanying Consolidated Statements of Operations. Total unpaid severance and related charges as of December 31, 2012 was $0.6 million.

13. Related Party Transactions

BMO Related Party Transactions

Effective as of December 31, 2008, BMO owned 100% of the Company’s outstanding shares of Series B. In May 2006, the Company acquired the rights to advise, distribute and administer the Insight Funds from Harris, a subsidiary of BMO. Harris and BMO are related parties of the Company.

Sub-advisory investment management fees, pursuant to its strategic partnership agreement with Harris, which are netted against investment management fees in the Company’s Consolidated Statements of Operations, and distribution and administration fee expenses paid or payable to Harris, are summarized as follows:

	Years Ended December 31,
	2012	2011	2010
($ in thousands)
Sub-advisory investment management fees	$2,089	$2,919	$4,039
Distribution and administration expenses	6	124	583

Total fees and expenses related to Harris	$2,095	$3,043	$4,622

At December 31, 2012 and 2011, $0.1 million and $0.2 million, respectively, were payable to Harris and its affiliates related to sub-advisory investment management fees and distribution fees in accordance with the above agreement. At December 31, 2009, $0.4 million was payable to Harris and its affiliates related to the money market earn-out obligation in accordance with the above agreement. The final annual money market earn out payment of $0.8 million, for the measurement period ended in May 2010, was made on August 18, 2010.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

14. Series B Convertible Preferred Stock

On October 27, 2011, the Company entered into an agreement with BMO to convert all 35,217 outstanding shares of Series B into 1,349,300 shares of common stock, at the original conversion rate. In connection with this agreement, the Company made a dividend payment of $8.1 million, representing accrued dividends of $0.9 million plus the net present value of dividend payments through October 31, 2014, the earliest date that the Company could have called for BMO to redeem or convert, at BMO’s discretion, all of its preferred shares. As of October 31, 2011, the Series B was no longer entitled to receive preferred dividends. In connection with the conversion, BMO agreed that to the extent its holdings of common stock exceed 24.0% of the outstanding common stock solely by reason of the repurchase or redemption of common stock by the Company, the excess shares will be subject to an irrevocable proxy in favor of the Company to be voted in the same proportion as the votes cast by all shareholders other than BMO. On January 6, 2012, pursuant to an agreement with BMO, BMO’s 35,217 shares of the Series B converted into 1,349,300 shares of the Company’s common stock. As a result of this conversion, all of the shares of Series B have been retired.

15. Retirement Savings Plan

The Company sponsors a defined contribution 401(k) retirement plan (the “401(k) Plan”) covering all employees who meet certain age and service requirements. Employees may contribute a percentage of their eligible compensation into the 401(k) Plan, subject to certain limitations imposed by the Internal Revenue Code (the “Code”). The Company matches employees’ contributions at a rate of 100% of employees’ contributions up to the first 3.0% and 50.0% of the next 2.0% of the employees’ compensation contributed to the 401(k) Plan. The Company’s matching contributions were $1.5 million, $1.6 million and $1.1 million in 2012, 2011 and 2010, respectively.

16. Stock-Based Compensation

The Company has an Omnibus Incentive and Equity Plan (the “Plan”) under which officers, employees, directors and consultants may be granted equity-based awards, including RSUs, stock options and unrestricted shares of common stock. At December 31, 2012, 1,800,000 shares of common stock were authorized for issuance under the Plan, of which 530,857 remain available for grant. Each RSU entitles the holder to one share of Virtus common stock when the restriction expires. RSUs generally have a term of one to three years and may be either time-vested or performance-contingent. Stock options generally vest over three years and have a contractual life of ten years. Stock options are granted with an exercise price equal to the fair market value of the shares at the date of grant. The fair value of each RSU is estimated using the intrinsic value method which is based on the fair market value price on the date of grant. Shares that are issued upon exercise of employee stock options and vesting of RSUs are newly issued shares and not issued from treasury stock.

The Company estimated the grant-date fair value of stock options granted using the Black-Scholes option valuation model with the following assumptions:

2011
Expected dividend yield	0.0%
Expected volatility	47.2%
Risk-free interest rate	2.4%-2.9%
Expected life	6.5 years

Expected dividend yield—The Company has never declared or paid dividends on its common stock.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Expected life—This is the period of time that the option grants are expected to remain outstanding. The Company calculates the expected life of the options using the “simplified method” as prescribed under the provisions of ASC 718. The simplified method was used because sufficient historical exercise data necessary for the Company to provide a reasonable basis to estimate the expected life does not exist. The Company generally uses the midpoint between the end of the vesting period and the contractual life of the grant to estimate option exercise timing. The simplified method was applied for all options granted during 2011 and 2012.

Stock-based compensation expense is summarized as follows:

	Years Ended December 31,
	2012	2011	2010
($ in thousands)
Stock-based compensation expense	$6,927	$5,625	$3,894

During the years ended December 31, 2012 and December 31, 2011, the Company granted 47,996 and 88,030 performance contingent RSUs, respectively. During the year ended December 31, 2012 and December 31 2011, total stock-based compensation expense included $1.7 million and $1.3 million, respectively, for these performance contingent RSUs. As of December 31, 2012 and 2011, unamortized stock-based compensation expense for performance contingent RSUs was $3.2 million and $3.0 million, respectively. No performance contingent awards were granted for the year ended December 31, 2010.

As of December 31, 2012, unamortized stock-based compensation expense for outstanding RSUs and stock options was $7.1 million and $0.2 million, respectively, with weighted average remaining amortization periods of 1.4 years and 0.7 years, respectively. As of December 31, 2011, unamortized stock-based compensation expense for outstanding RSUs and stock options was $7.1 million and $0.5 million, respectively, with weighted average remaining amortization periods of 0.9 years and 0.5 years, respectively. The Company did not capitalize any stock-based compensation expenses during the years ended December 31, 2012, 2011 and 2010.

Stock option activity for the year ended December 31, 2012 is summarized as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	352,942	$20.21
Granted	—	$—
Exercised	(130,304)	$20.23
Forfeited	(2,289)	$37.01

Outstanding at December 31, 2012	220,349	$20.03

Vested and exercisable at December 31, 2012	195,380	$18.31
Options expected to vest at December 31, 2012	21,985	$33.49

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

The weighted-average grant-date fair value of options granted during the years ended December 31, 2011 and 2010 was $27.56 and $12.14, respectively. The weighted-average remaining contractual term for options outstanding at December 31, 2012 and December 31, 2011 was 5.8 and 6.4 years, respectively. The weighted-average remaining contractual term for options vested and exercisable at December 31, 2012 was 5.5 years. The weighted-average remaining contractual term for options expected to vest at December 31, 2012 was 7.7 years. At December 31, 2012, the aggregate intrinsic value of options outstanding, options vested and exercisable, and options expected to vest was $22.2 million, $20.1 million, and $1.9 million, respectively. The total grant-date fair value of options vested during the years ended December 31, 2012, 2011 and 2010 was $1.2 million, less than $0.1 million and $0.5 million, respectively. The total intrinsic value of options exercised for the years ended December 31, 2012, 2011 and 2010 was $9.2, $0.9 million and $0.1 million, respectively. Cash received from stock option exercises was $2.6 million $1.3 million and $0.1 million for 2012, 2011 and 2010, respectively.

RSU activity for the year ended December 31, 2012 is summarized as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	576,704	$24.16
Granted	102,531	$81.47
Forfeited	(4,907)	$50.12
Settled	(382,271)	$13.52

Outstanding at December 31, 2012	292,057	$57.89

The grant-date intrinsic value of RSUs granted during the year ended December 31, 2012 was $8.4 million. At December 31, 2012, outstanding RSUs have a weighted average remaining contractual life of 1.4 years. The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2012, 2011 and 2010 was $81.47, $52.28 and $20.21 per share, respectively. The total fair value of RSUs vested during the years ended December 31, 2012, 2011 and 2010 was $30.7 million, $2.9 million and $1.5 million, respectively. For the years ended December 31, 2012, 2011 and 2010, a total of 143,102, 12,484 and 18,122 RSUs, respectively, were withheld through net share settlement by the Company to settle employee tax withholding obligations. The Company paid $11.5 million, $0.7 million and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively, in employee tax withholding obligations related to RSUs withheld. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have been otherwise issued as a result of the vesting.

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

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

17. Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Years Ended December 31,
	2012	2011	2010
($ in thousands, except per share amounts)
Net Income	$37,773	$145,420	$9,642
Noncontrolling interests	(101)	—	—
Preferred stockholder dividends	—	(9,482)	(3,289)
Allocation of earnings to preferred stockholders	(64)	(24,260)	(1,144)

Net Income Attributable to Common Stockholders	$37,608	$111,678	$5,209

Shares:
Basic: Weighted-average number of shares outstanding	7,727	6,211	6,014
Plus: Incremental shares from assumed conversion of dilutive instruments	346	623	423

Diluted: Weighted-average number of shares outstanding	8,073	6,834	6,437

Earnings (loss) per share—basic	$4.87	$17.98	$0.87
Earnings (loss) per share—diluted	$4.66	$16.34	$0.81

For the years ended December 31, 2012 and 2011, there were no non-participating securities (stock options) excluded from the above computations of weighted-average shares for diluted earnings per share, respectively. For the year ended December 31, 2010, non-participating securities (stock options) representing 150,738 shares of common stock were excluded from the above computations of weighted-average shares for diluted earnings per share due to the antidilutive effect of the securities’ exercise prices as compared to the average market price of the common shares during the period.

18. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash and cash equivalents in bank deposits with financial institutions. Cash deposits at these financial institutions may exceed Federal Deposit Insurance Corporation insurance limits.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company. The following funds provided 10 percent or more of the total revenue of the Company:

	Years Ended December 31,
	2012	2011	2010
($ in thousands)
Virtus Multi-Sector Short Term Bond Fund
Investment management, administration and transfer agent fees	$39,475	$24,445	$14,506
Percent of total revenue	17%	14%	10%
Virtus Emerging Markets Opportunities Fund
Investment management, administration and transfer agent fees	$29,818	*	*
Percent of total revenue	12%	*	*
Virtus Premium AlphaSector™ Fund
Investment management, administration and transfer agent fees	$27,987	*	*
Percent of total revenue	12%	*	*
DNP Select Income Fund Inc.
Investment management, administration and transfer agent fees	*	*	$14,959
Percent of total revenue	*	*	10%

*	Less than 10 percent of total revenue of the Company.

19. Consolidation of Sponsored Investment Products

In the normal course of its business, the Company sponsors and is the manager of various types of investment products. During the year ended December 31, 2012, the Company sponsored and consolidated several mutual funds in which it had a majority voting interest. The consolidation of these investment products has no impact on net income attributable to stockholders. The Company’s risk with respect to these investments is limited to its investment in these products. The Company has no right to the benefits from, nor does it bear the risks associated with, these investment products, beyond the Company’s investments in, and fees generated from them. If the Company were to liquidate, these investments would not be available to the general creditors of the Company. The Company does not consider cash and cash equivalents and investments held by consolidated sponsored investment products to be assets of the Company other than its direct investment in these products.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following tables reflect the impact of the consolidated sponsored investment products in the Consolidated Balance Sheet as of December 31, 2012 and the Consolidated Statements of Income for the year ended December 31, 2012, respectively:

As of December 31, 2012
	Balance Before Consolidation of Investment Products	Consolidated Investment Products	Eliminations and Adjustments (1)	Balances as Reported in Consolidated Balance Sheet
($ in thousands)
Current assets	$161,286	$43,924	$(40,384)	$164,826
Non-current assets	167,923	—	—	167,923

Total assets	$329,209	$43,924	$(40,384)	$332,749

Current liabilities	$62,034	$364	$13	$62,411
Other non-current liabilities	22,704	—	—	22,704

Total liabilities	84,738	364	13	85,115

Redeemable noncontrolling interest	—	—	3,163	3,163
Equity attributable to stockholders of the Company	244,474	43,560	(43,560)	244,474
Non-redeemable noncontrolling interest	(3)	—	—	(3)

Total liabilities and equity	$329,209	$43,924	$(40,384)	$332,749

For the Year Ended December 31, 2012
	Balance Before Consolidation of Investment Products	Consolidated Investment Products	Eliminations and Adjustments (1)	Balances as Reported in Consolidated Statement of Operations
($ in thousands)
Total operating revenues	$279,919	$—	$167	$280,086
Total operating expenses	219,326	148	167	219,641

Operating income (loss)	60,593	(148)	—	60,445

Total other non-operating income (expense)	4,106	2,649	(2,397)	4,358
Income (loss) before income tax expense	64,699	2,501	(2,397)	64,803
Income tax expense	27,030	—	—	27,030

Net income (loss)	37,669	2,501	(2,397)	37,773
Noncontrolling interests	3	—	(104)	(101)
Allocation of earnings to preferred stockholders	(64)	—	—	(64)

Net income (loss) attributable to the Company	$37,608	$2,501	$(2,501)	$37,608

(1)	Adjustments include the elimination of intercompany transactions between the Company and its consolidated sponsored investment products, primarily the elimination of the investments and equity and recording of any noncontrolling interest.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

20. Selected Quarterly Data (Unaudited)

	2012
($ in thousands, except share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$78,919	$71,951	$66,818	$62,398
Operating Income	20,472	17,767	14,253	7,953
Net Income Attributable to Common Stockholders	12,213	11,642	8,367	5,386
Earnings per share—Basic	$1.56	$1.48	$1.08	$0.72
Earnings per share—Diluted	$1.50	$1.43	$1.04	$0.68

	2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$56,172	$55,457	$48,902	$44,121
Operating Income (Loss)	8,194	(2,193)	3,459	4,443
Net Income (Loss) Attributable to Common Stockholders	109,555	(3,483)	2,043	2,979
Earnings (Loss) per share—Basic	$17.60	$(0.56)	$0.33	$0.48
Earnings (Loss) per share—Diluted	$16.35	$(0.56)	$0.30	$0.43