Form 10-Q
period 2013-03-31
VIRTUS INVESTMENT PARTNERS, INC.
filed 2013-05-07
CIK 883237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the registrant’s common stock was 7,820,708 as of April 30, 2013.

VIRTUS INVESTMENT PARTNERS, INC.

“We,” “us,” “our,” the “Company” and “Virtus” as used in this Quarterly Report on Form 10-Q, refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Virtus Investment Partners, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2013	December 31, 2012
($ in thousands, except share data)
Assets
Current Assets
Cash and cash equivalents	$45,874	$63,432
Cash and cash equivalents of consolidated sponsored investment products	57	14
Trading securities, at fair value	18,853	12,392
Available-for-sale securities, at fair value	2,816	2,656
Investments of consolidated sponsored investment products	36,648	43,227
Accounts receivable, net	42,495	37,328
Deferred taxes, net	1,143	1,143
Prepaid expenses and other current assets	5,158	3,951
Other current assets of consolidated sponsored investment products	1,167	683

Total current assets	154,211	164,826
Furniture, equipment, and leasehold improvements, net	7,669	7,788
Intangible assets, net	47,658	48,711
Goodwill	5,260	5,260
Deferred taxes, net	87,916	95,780
Long-term investments ($3,168 and $2,970 at fair value, respectively) and other assets	12,018	10,384

Total assets	$314,732	$332,749

Liabilities and Stockholders’ Equity
Current Liabilities
Accrued compensation and benefits	$18,103	$41,252
Accounts payable	9,030	7,582
Other accrued liabilities	9,908	7,048
Current liabilities of consolidated sponsored investment products	616	377
Broker-dealer payable	7,262	6,152

Total current liabilities	44,919	62,411
Long-term debt	15,000	15,000
Lease obligations and other long-term liabilities	7,544	7,704

Total liabilities	67,463	85,115

Commitments and Contingencies (Note 11)
Redeemable noncontrolling interests	2,142	3,163
Stockholders’ Equity:
Equity attributable to stockholders:
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 8,125,139 shares issued and 7,820,139 shares outstanding at March 31, 2013 and 8,071,674 shares issued and 7,826,674 shares outstanding at December 31, 2012	81	81
Additional paid-in capital	939,662	942,825
Accumulated deficit	(666,451)	(680,411)
Accumulated other comprehensive loss	(54)	(287)
Treasury stock, at cost, 305,000 and 245,000 shares at March 31, 2013 and December 31, 2012, respectively	(28,090)	(17,734)

Total equity attributable to stockholders	245,148	244,474

Noncontrolling interest	(21)	(3)

Total equity	245,127	244,471

Total liabilities and equity	$314,732	$332,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2013	2012
($ in thousands, except per share data)
Revenues
Investment management fees	$57,777	$41,847
Distribution and service fees	17,361	12,721
Administration and transfer agent fees	10,695	7,402
Other income and fees	335	428

Total revenues	86,168	62,398

Operating Expenses
Employment expenses	32,411	26,318
Distribution and administration expenses	21,628	18,923
Other operating expenses	8,957	7,893
Other operating expenses of consolidated sponsored investment products	184	—
Restructuring and severance	203	—
Depreciation and other amortization	575	323
Amortization expense	1,110	988

Total operating expenses	65,068	54,445

Operating Income	21,100	7,953

Other Income (Expense)
Realized and unrealized gain on trading securities, net	825	1,224
Realized and unrealized gain on investments of consolidated sponsored investment products, net	372	—
Other expense, net	(18)	—

Total other income, net	1,179	1,224

Interest Income (Expense)
Interest expense	(221)	(201)
Interest and dividend income	97	106
Interest and dividend income of investments of consolidated sponsored investment products	480	—

Total interest income (expense), net	356	(95)

Income Before Income Taxes	22,635	9,082
Income tax expense	8,450	3,632

Net Income	14,185	5,450
Noncontrolling interests	(225)	—
Allocation of earnings to preferred stockholders	—	(64)

Net Income Attributable to Common Stockholders	$13,960	$5,386

Earnings per share—Basic	$1.79	$0.72

Earnings per share—Diluted	$1.73	$0.68

Weighted Average Shares Outstanding—Basic (in thousands)	7,820	7,468

Weighted Average Shares Outstanding—Diluted (in thousands)	8,088	7,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2013	2012
($ in thousands)
Net Income	$14,185	$5,450
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities, net of tax of $120 and $41 for the three months ended March 31, 2013 and 2012, respectively	233	(61)

Other comprehensive income (loss)	233	(61)

Comprehensive income	14,418	5,389

Allocation of comprehensive income to preferred stockholders	—	(64)
Comprehensive income attributable to noncontrolling interests	(225)	—

Comprehensive income attributable to common stockholders	$14,193	$5,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2013	2012
($ in thousands)
Cash Flows from Operating Activities:
Net income	$14,185	$5,450
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and other amortization	575	323
Intangible asset amortization	1,164	988
Stock-based compensation	1,448	1,633
Amortization of deferred commissions	2,877	2,820
Payments of deferred commissions	(4,281)	(2,788)
Realized and unrealized gains on trading securities	(825)	(1,224)
Realized and unrealized gains on investments of consolidated sponsored investment products	(372)	—
Sale (purchase) of trading securities, net	126	(27)
Purchase of investments by consolidated sponsored investment products, net	(4,176)	—
Deferred income taxes	7,984	3,506
Changes in operating assets and liabilities:
Accounts receivable	(5,167)	(4,379)
Prepaid expenses and other assets	(2,063)	(847)
Accounts payable and accrued liabilities	(19,753)	(16,760)
Other liabilities	2,916	1,880

Net cash used in operating activities	(5,362)	(9,425)

Cash Flows from Investing Activities:
Capital expenditures	(762)	(1,427)
Change in cash and cash equivalents of consolidated sponsored investment products due to deconsolidation	(734)	—
Purchase of available-for-sale securities	(48)	(142)

Net cash used in investing activities	(1,544)	(1,569)

Cash Flows from Financing Activities:
Contingent consideration paid for acquired investment management contracts	(145)	(176)
Repurchase of common shares	(10,356)	—
Proceeds from exercise of stock options	126	752
Taxes paid related to net share settlement of restricted stock units	(5,157)	(2,028)
Contributions to noncontrolling interests	4,923	—

Net cash used in financing activities	(10,609)	(1,452)

Net decrease in cash and cash equivalents	(17,515)	(12,446)
Cash and cash equivalents, beginning of period	63,446	45,267

Cash and Cash Equivalents, end of period	$45,931	$32,821

Non-Cash Financing Activities:
Preferred stock conversion	$—	$35,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Attributed To	Non- controlling	Total	Redeemable Non- controlling
	Shares	Par Value	Capital	Deficit	Income (Loss)	Shares	Amount	Shareholders	Interest	Equity	Interest
($ in thousands)
Balances at December 31, 2011	6,188,295	$63	$909,983	$(718,083)	$(14)	155,000	$(8,794)	$183,155	$—	$183,155	$—
Net income	—	—	—	5,450	—	—	—	5,450	—	5,450	—
Net unrealized loss on securities available-for-sale	—	—	—	—	(61)	—	—	(61)	—	(61)	—
Preferred stock conversion	1,349,300	14	35,203	—	—	—	—	35,217	—	35,217	—
Issuance of common stock related to employee stock transactions	66,510	—	800	—	—	—	—	800	—	800	—
Taxes paid on stock-based compensation			(2,028)					(2,028)		(2,028)	—
Stock-based compensation	—	—	1,924	—	—	—	—	1,924	—	1,924	—

Balances at March 31, 2012	7,604,105	$77	$945,882	$(712,633)	$(75)	155,000	$(8,794)	$224,457	$—	$224,457	$—

Balances at December 31, 2012	7,826,674	$81	$942,825	$(680,411)	$(287)	245,000	$(17,734)	$244,474	$(3)	$244,471	$3,163
Net income (loss)	—	—	—	13,960	—	—	—	13,960	(18)	13,942	243
Net unrealized gain on securities available-for-sale	—	—	—	—	233	—	—	233	—	233	—
Deconsolidation and contributions of certain consolidated sponsored investment products, net	—	—	—	—	—	—	—	—	—	—	(1,264)
Repurchase of common shares	(60,000)	—	—	—	—	60,000	(10,356)	(10,356)	—	(10,356)	—
Issuance of common stock related to employee stock transactions	53,465	—	126	—	—	—	—	126	—	126	—
Taxes paid on stock-based compensation			(5,157)					(5,157)		(5,157)	—
Stock-based compensation	—	—	1,868	—	—	—	—	1,868	—	1,868	—

Balances at March 31, 2013	7,820,139	$81	$939,662	$(666,451)	$(54)	305,000	$(28,090)	$245,148	$(21)	$245,127	$2,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Business

Virtus Investment Partners, Inc. (the “Company,” “we,” “us,” “our” or “Virtus”), a Delaware corporation, operates in the investment management industry through its wholly-owned subsidiaries.

The Company provides investment management and related services to individual and institutional clients throughout the United States of America. Retail investment management services (including administration services) are provided to individuals through products consisting of open-end mutual funds, closed-end funds, variable insurance funds and separately managed accounts. Separately managed accounts are offered through intermediary programs that are sponsored and distributed by unaffiliated broker-dealers, and individual direct managed account investment services that are provided by the Company. Institutional investment management services are provided primarily to corporations, multi-employer retirement funds, public employee retirement systems, foundations and endowments and special purpose funds.

2. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of the Company’s financial condition and results of operations. The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and sponsored investment products in which it has a controlling interest. Material intercompany accounts and transactions have been eliminated. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”). The Company’s significant accounting policies, which have been consistently applied, are summarized in the Company’s 2012 Annual Report on Form 10-K.

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.

3. Intangible Assets, Net

Intangible assets, net are summarized as follows:

	March 31,	December 31,
	2013	2012
($ in thousands)
Definite-lived intangible assets:
Investment contracts	$184,871	$197,704
Accumulated amortization	(169,629)	(181,409)

Definite-lived intangible assets, net	15,242	16,295
Indefinite-lived intangible assets	32,416	32,416

Total intangible assets, net	$47,658	$48,711

Activity in intangible assets, net is as follows:

	Three Months Ended March 31,
	2013	2012
($ in thousands)
Intangible assets, net
Balance, beginning of period	$48,711	$52,096
Amortization	(1,053)	(955)

Balance, end of period	$47,658	$51,141

4. Marketable Securities

The Company’s marketable securities consist of trading securities, investments of consolidated sponsored investment products, and available-for-sale securities. The composition of the Company’s marketable securities is summarized as follows:

March 31, 2013
	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored mutual funds and variable insurance funds	$12,378	$(645)	$2,391	$14,124
Investments of consolidated sponsored investment products	35,689	(459)	1,418	36,648
Equity securities	3,702	—	1,027	4,729
Available-for-sale:
Sponsored closed-end funds	2,667	(21)	170	2,816

Total marketable securities	$54,436	$(1,125)	$5,006	$58,317

December 31, 2012

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored mutual funds and variable insurance funds	$7,312	$(689)	$1,390	$8,013
Investments of consolidated sponsored investment products	41,367	(165)	2,025	43,227
Equity securities	3,739	—	640	4,379
Available-for-sale:
Sponsored closed-end funds	2,619	(37)	74	2,656

Total marketable securities	$55,037	$(891)	$4,129	$58,275

5. Fair Value Measurements

The Company’s assets measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 by fair value hierarchy level were as follows:

March 31, 2013
	Level 1	Level 2 (a)	Level 3	Total
($ in thousands)
Assets
Marketable securities trading:
Sponsored mutual funds and variable insurance funds	$14,124	$—	$—	$14,124
Investments of consolidated sponsored investment products	6,484	30,164	—	36,648
Equity securities	4,729	—	—	4,729
Marketable securities available for sale:
Sponsored closed-end funds	2,816	—	—	2,816
Other assets
Nonqualified retirement plan assets	3,168	—	—	3,168

Total assets measured at fair value	$31,321	$30,164	$—	$61,485

December 31, 2012
	Level 1	Level 2 (a)	Level 3	Total
($ in thousands)
Assets
Marketable securities trading:
Sponsored mutual funds and variable insurance funds	$8,013	$—	$—	$8,013
Investments of consolidated sponsored investment products	10,092	33,135	—	43,227
Equity securities	4,379	—	—	4,379
Marketable securities available for sale:
Sponsored closed-end funds	2,656	—	—	2,656
Other assets
Nonqualified retirement plan assets	2,970	—	—	2,970

Total assets measured at fair value	$28,110	$33,135	$—	$61,245

a)	Debt securities are valued based on evaluated quotations received from independent pricing services or from dealers who make markets in such securities. For most bond types, the pricing service utilizes matrix pricing which considers one or more of the following factors: yield or price of bonds of comparable quality, coupon, maturity, current cash flows, type and current day trade information, as well as dealer supplied prices. These valuations are categorized as Level 2 in the hierarchy.

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

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments. The estimated fair value of long-term debt at March 31, 2013 and December 31, 2012, which has a variable interest rate, approximates its carrying value and is classified as Level 2 within the valuation hierarchy. Marketable securities are reflected in the financial statements at fair value based upon publicly quoted market prices.

Transfers into and out of levels are reflected when significant inputs, including market inputs or performance attributes, used for the fair value measurement become observable or unobservable or when the Company determines it has the ability, or no longer has the ability, to redeem, in the near term, certain investments that the Company values using a net asset value, or if the book value of certain equity method investments no longer represents fair value. There were no significant transfers between Level 1 and Level 2 during the three months ended March 31, 2013 or 2012.

6. Treasury Stock

During the three months ended March 31, 2013, pursuant to the Company’s share repurchase program, the Company repurchased 60,000 common shares at a weighted average price of $172.55 per share plus transaction costs for a total cost of approximately $10.4 million. During the three months ended March 31, 2012, the Company did not repurchase any common shares under the Company’s share repurchase program. The Company has repurchased a total of 305,000 shares of common stock at a weighted average price of $92.05 per share plus transaction costs for a total cost of $28.1 million under the share repurchase program. At March 31, 2013, there were 45,000 shares of common stock remaining authorized for repurchase under the share repurchase program.

7. Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component for the three months ended March 31, 2013 and 2012 is as follows:

($ in thousands)	Unrealized Gains and Losses on Securities Available-for-Sale
Balance December 31, 2012	$(287)
Other comprehensive income before reclassifications (net of taxes of $120)	233
Amounts reclassified from accumulated other comprehensive income	—

Net current-period other comprehensive income	233

Balance March 31, 2013	$(54)

Balance December 31, 2011	$(14)
Other comprehensive loss before reclassifications and taxes (net of taxes of $41)	(61)
Amounts reclassified from accumulated other comprehensive income	—

Net current-period other comprehensive income	(61)

Balance March 31, 2012	$(75)

8. Related Party Transactions

In May 2006, the Company acquired the rights to advise, distribute and administer the Insight Funds from BMO Asset Management Corp. (“BMO”), a subsidiary of BMO Financial Corp. BMO and BMO Financial Corp. are related parties of the Company.

Sub-advisory investment management fees and distribution and administration fee expenses paid or payable to BMO were $0.2 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively. At both March 31, 2013 and December 31, 2012, $0.1 million, was payable to BMO and its affiliates related to sub-advisory investment management fees and distribution fees.

9. Stock-based Compensation

The Company has an Omnibus Incentive and Equity Plan (the “Plan”) under which officers, employees and directors may be granted equity-based awards, including restricted stock units (“RSUs”), stock options and unrestricted shares of common stock. At March 31, 2013, 508,765 shares of common stock remain available for issuance of the 1,800,000 shares that were reserved for issuance under the Plan. Each RSU entitles the holder to one share of Virtus common stock when the restriction expires. RSUs generally have a term of three years and may be time-vested or performance-contingent. Stock options generally vest over three years and have a contractual life of ten years. Stock options are granted with an exercise price equal to the fair market value of the shares at the date of grant. The fair value of each RSU is estimated using the intrinsic value method which is based on the fair market value price on the date of grant. Shares that are issued upon exercise of employee stock options and vesting of RSUs are newly issued shares and not issued from treasury stock.

Restricted Stock Units

RSU activity for the three months ended March 31, 2013 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	292,057	$57.89
Granted	30,719	$185.75
Forfeited	(8,627)	$61.85
Settled	(69,157)	$42.33

Outstanding at March 31, 2013	244,992	$85.37

For the three months ended March 31, 2013, a total of 27,747 RSUs were withheld by the Company as a result of net share settlements to satisfy employee tax withholding obligations. During the three months ended March 31, 2013, the Company paid $5.2 million in employee tax withholding obligations related to the RSUs withheld. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have been otherwise issued as a result of the vesting.

Stock Options

Stock option activity for the three months ended March 31, 2013 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	220,349	$20.03
Exercised	(12,491)	$10.08
Forfeited	—	$—

Outstanding at March 31, 2013	207,858	$20.63

During the three months ended March 31, 2013 and 2012, the Company recognized $1.4 million and $1.6 million, respectively, in total stock-based compensation expense. As of March 31, 2013 unamortized stock-based compensation expense for unvested RSUs and stock options was $12.1 million and $0.1 million, respectively, with weighted-average remaining amortization periods of 1.6 years and 0.6 years, respectively.

10. Earnings per Share

Basic earnings per share (“EPS”) excludes dilution for potential common stock issuances and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted EPS, the basic weighted-average number of shares is increased by the dilutive effect of RSUs and common stock options using the treasury stock method.

The computation of basic and diluted EPS is as follows:

	Three Months Ended March 31,
	2013	2012
($ in thousands, except per share amounts)
Net Income	$14,185	$5,450
Noncontrolling interests	(225)	—
Allocation of earnings to preferred stockholders	—	(64)

Net Income Attributable to Common Stockholders	$13,960	$5,386

Shares (in thousands):
Basic: Weighted-average number of shares outstanding	7,820	7,468
Plus: Incremental shares from assumed conversion of dilutive instruments	268	498

Diluted: Weighted-average number of shares outstanding	8,088	7,966

Earnings per share - basic	$1.79	$0.72
Earnings per share - diluted	$1.73	$0.68

For the three months ended March 31, 2013 and 2012, respectively, there were no instruments excluded from the above computation of weighted-average shares for diluted EPS because the effect would be anti-dilutive.

11. Commitments and Contingencies

Legal Matters

The Company can be involved in litigation and arbitration as well as examinations and investigations by various regulatory bodies, including the SEC, involving its compliance with, among other things, securities laws, client investment guidelines, laws governing the activities of broker-dealers and other laws and regulations affecting its products and other activities. Legal and regulatory matters of this nature may involve activities as an employer, issuer of securities, investor, investment advisor, broker-dealer or taxpayer. The Company cannot predict the ultimate outcome of such legal claims or matters or in certain instances provide reasonable ranges of potential losses. As of the date of this report, the Company believes that the outcomes of its legal or regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on its consolidated financial statements. However, in the event of unexpected subsequent developments and given the inherent unpredictability of these legal and regulatory matters, there can be no assurance that the Company’s assessment of any claim, dispute, regulatory examination or investigation or other legal matter will reflect the ultimate outcome and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.

12. Consolidation of Sponsored Investment Products

In the normal course of its business, the Company sponsors and is the manager of various types of investment products. During the three months ended March 31, 2013 and the year ended December 31, 2012, the Company sponsored and consolidated several mutual funds in which it had a majority voting interest. The consolidation of these investment products has no impact on net income attributable to stockholders. The Company’s risk with respect to these investments is limited to its investment in these products. The Company has no right to the benefits from, nor does it bear the risks associated with, these investment products, beyond the Company’s investments in, and fees generated from these products. If the Company were to liquidate, these investments would not be available to the general creditors of the Company. The Company does not consider cash and cash equivalents and investments held by consolidated sponsored investment products to be assets of the Company other than its direct investment in these products.

During the three months ended March 31, 2013, the Company deconsolidated three mutual funds because it no longer had a majority voting interest.

The following tables reflect the impact of the consolidated sponsored investment products in the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 respectively:

As of March 31, 2013
	Balance Before Consolidation of Investment Products	Consolidated Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Balance Sheet
($ in thousands)
Current assets	$151,452	$37,872	$(35,113)	$154,211
Non-current assets	160,521	—	—	160,521

Total assets	$311,973	$37,872	$(35,113)	$314,732

Current liabilities	$44,302	$622	$(5)	$44,919
Non-current liabilities	22,544	—	—	22,544

Total liabilities	66,846	622	(5)	67,463

Redeemable noncontrolling interest	—	—	2,142	2,142
Equity attributable to stockholders of the Company	245,148	37,250	(37,250)	245,148
Non-redeemable noncontrolling interest	(21)	—	—	(21)

Total liabilities and equity	$311,973	$37,872	$(35,113)	$314,732

As of December 31, 2012
	Balance Before Consolidation of Investment Products	Consolidated Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Consolidated Balance Sheet
($ in thousands)
Current assets	$161,286	$43,924	$(40,384)	$164,826
Non-current assets	167,923	—	—	167,923

Total assets	$329,209	$43,924	$(40,384)	$332,749

Current liabilities	$62,034	$364	$13	$62,411
Other non-current liabilities	22,704	—	—	22,704

Total liabilities	84,738	364	13	85,115

Redeemable noncontrolling interest	—	—	3,163	3,163
Equity attributable to stockholders of the Company	244,474	43,560	(43,560)	244,474
Non-redeemable noncontrolling interest	(3)	—	—	(3)

Total liabilities and equity	$329,209	$43,924	$(40,384)	$332,749

The following table reflects the impact of the consolidated sponsored investment products in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2013:

For the Three Months Ended March 31, 2013
	Balance Before Consolidation of Investment Products	Consolidated Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Statement of Operations
($ in thousands)
Total operating revenues	$86,120	$—	$48	$86,168
Total operating expenses	64,884	136	48	65,068

Operating income (loss)	21,236	(136)	—	21,100

Total other non-operating income (expense)	1,156	851	(472)	1,535
Income (loss) before income tax expense	22,392	715	(472)	22,635
Income tax expense	8,450	—	—	8,450

Net income (loss)	13,942	715	(472)	14,185
Less: Net income (loss) attributable to noncontrolling interest	18	—	(243)	(225)

Net income (loss) attributable to the Company	$13,960	$715	$(715)	$13,960

(a)	Adjustments include the elimination of intercompany transactions between the Company and its consolidated sponsored investment products, primarily the elimination of the investments and equity and recording of any noncontrolling interest.

13. New Accounting Standards

In October 2012, the FASB issued Accounting Standards Update (“ASU”) No. 2012-04, Technical Corrections and Improvements. This update amends source literature, clarifies guidance and reference corrections and relocates some guidance within the Codification. The Company adopted this standard as of January 2013.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The Company has adopted this standard as of January 2013.

14. Subsequent Event

On April 9, 2013, the Company acquired a 24% noncontrolling interest in Kleinwort Benson Investors International, Ltd. (“KBII”), a subsidiary of Kleinwort Benson Investors (Dublin), for $3.4 million. KBII is a U.S. registered investment adviser that subadvises the Virtus Emerging Markets Equity Income Fund, an open-end mutual fund that the Company launched in September 2012.

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

We can give no assurance that such expectations or forward-looking statements will prove to be correct. Actual results may differ materially. The Company does not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Quarterly Report, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. If there are any future public statements or disclosures by us which modify or impact any of the forward-looking statements contained in or accompanying this Quarterly Report, such statements or disclosures will be deemed to modify or supersede such statements in this Quarterly Report.

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report on Form 10-K, as well as the following risks and uncertainties: (a) any reduction in our assets under management due to market conditions, investment performance, redemptions or terminations of investment contracts, or regulatory factors; (b) damage to our reputation; (c) our money market funds do not maintain stable net asset values; (d) our inability to attract and retain key personnel; (e) the competition we face in our business, including competition related to investment products and fees; (f) limitations on our deferred tax assets; (g) changes in key distribution relationships; (h) interruptions in service or failure to provide service by third-party service providers for technology services critical to our business; (i) adverse regulatory and legal developments; (j) impairment of our goodwill or intangible assets; (k) lack of availability of required and necessary capital on satisfactory terms; (l) liabilities and losses not covered by our insurance policies; (m) significant reductions to our fee rates; and (n) certain other risks and uncertainties described in our 2012 Annual Report on Form 10-K or in any of our filings with the Securities and Exchange Commission (“SEC”). Any occurrence of, or any material adverse change in, one or more risk factors or risks and uncertainties referred to in this Quarterly Report or included in our 2012 Annual Report on Form 10-K or our other periodic reports filed with the SEC could materially and adversely affect our operations, financial results, cash flows, prospects and liquidity.

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

Overview

We are a provider of investment management products and services to individuals and institutions. We operate a multi-manager investment management business, comprised of affiliated managers that offer multiple investment strategies, as well as those from unaffiliated subadvisors. Each affiliated manager and unaffiliated subadvisor has its own distinct investment style, autonomous investment process and brand. Investors have an array of needs driven by factors such as market conditions, risk tolerance and investment goals. A key element of our business is offering a variety of investment styles and multiple disciplines to meet those needs. To that end, for our mutual funds, we provide investment capabilities from our affiliated managers and select unaffiliated subadvisers. We believe our customers value this approach and appreciate individual managers with distinctive cultures and styles.

We offer investment strategies in a number of product forms and through multiple distribution channels. Our retail products include open-end mutual funds, closed-end funds, variable insurance funds and separately managed accounts. Our open-end funds are distributed primarily through intermediaries. Our closed-end funds trade on the New York Stock Exchange. Our variable insurance funds are available as investment options in variable annuities and life insurance products distributed by third-party insurance companies. Retail separately managed accounts are comprised of intermediary programs, sponsored and distributed by unaffiliated brokerage firms, and private client accounts, which are offerings to the high net-worth clients of our affiliated managers. We also manage institutional accounts for corporations, multi-employer retirement funds, public employee retirement systems, foundations and endowments and special purpose funds. Our earnings are primarily driven by asset-based fees charged on these various products. These fees are based on a percentage of assets under management and are calculated using daily, weekly, or month-end average assets or assets at the end of the preceding quarter. In addition to investment management, our services include fund administration, distribution, shareholder services, and transfer agency services.

Financial Highlights

•	Total sales of $6.2 billion in the first quarter of 2013 increased $2.7 billion or 77.6% from $3.5 billion in the first quarter of 2012, driven by higher long-term open-end mutual fund sales.

•	Long-term open-end mutual fund sales increased $2.8 billion or 97.7% to $5.7 billion in the first quarter of 2013 from $2.9 billion in the first quarter of 2012.

•

First quarter 2013 total positive net flows of $3.7 billion, primarily from long-term open-end mutual fund sales, and market appreciation of $2.2 billion contributed to the increase in assets under management to $51.2 billion at March 31, 2013 from $45.5 billion at December 31, 2012.

•

Total revenue was $86.2 million in the first quarter of 2013, an increase of 38.1% from $62.4 million in the first quarter of 2012, and investment management fees increased 38.1% in the first quarter of 2013 to $57.8 million from $41.8 million in the first quarter of 2012.

Assets Under Management

At March 31, 2013, we managed $51.2 billion in total assets, representing an increase of $13.2 billion or 34.6%, from the $38.0 billion managed at March 31, 2012 and an increase of $5.7 billion or 12.5% from December 31, 2012. Long-term assets under management, which exclude cash management products, were $49.4 billion at March 31, 2013, an increase of 36.6% from March 31, 2012 and an increase of 13.6% from December 31, 2012. Average assets under management, which generally correspond to our fee-earning asset levels, were $48.3 billion for the three months ended March 31, 2013, an increase of 33.1% from $36.3 billion for the three months ended March 31, 2012.

The increase in assets under management for the three months ended March 31, 2013 was due primarily to overall positive net flows of $3.7 billion and market appreciation of $2.2 billion. The positive net flows were primarily the result of strong sales of long-term open-end mutual fund products. Our best selling open-end mutual fund in the first quarter of 2013, the Virtus Emerging Markets Opportunities Fund, represented 40.1% of long-term open-end mutual fund sales for the three months ended March 31, 2013 and 33.0% of long-term open-end mutual fund sales for the three months ended March 31, 2012.

During the first quarter of 2013, we limited new investments into the Virtus Emerging Markets Opportunities Fund to those from existing shareholders and from shareholders on certain designated broker-dealer platforms. With some investment strategies, it can become necessary to limit the amount of assets managed and to ensure appropriate execution of the strategy.

Market appreciation for assets under management for the three months ended March 31, 2013 was consistent with the performance of the securities markets during the same period in the prior year.

Assets Under Management by Product

The following table summarizes our assets under management by product:

	As of March 31,		Change
	2013	2012	2013 vs. 2012%
($ in millions)
Retail Assets
Mutual fund assets
Long-term open-end funds	$30,552.5	$19,955.1	$10,597.4	53.1%
Closed-end funds	6,621.0	5,992.3	628.7	10.5%
Money market open-end funds	1,742.2	1,803.4	(61.2)	(3.4)%

Total mutual fund assets	38,915.7	27,750.8	11,164.9	40.2%

Variable Insurance Funds	1,317.8	1,395.8	(78.0)	(5.6)%

Separately managed accounts
Intermediary sponsored programs	4,248.6	2,320.1	1,928.5	83.1%
Private client accounts	2,186.9	1,984.5	202.4	10.2%

Total managed account assets	6,435.5	4,304.6	2,130.9	49.5%

Total retail assets	46,669.0	33,451.2	13,217.8	39.5%

Institutional Assets
Institutional accounts	3,874.3	3,554.5	319.8	9.0%
Structured finance products	664.4	1,036.2	(371.8)	(35.9)%

Total institutional assets	4,538.7	4,590.7	(52.0)	(1.1)%

Total Assets Under Management	$51,207.7	$38,041.9	$13,165.8	34.6%

Average Assets Under Management	$48,287.6	$36,288.3	$11,999.3	33.1%

Asset Flows by Product

The following table summarizes our asset flows by product:

	Three Months Ended March 31,
($ in millions)	2013	2012
Mutual Funds—Long-term Open-end
Beginning balance	$25,827.1	$16,896.6
Inflows	5,710.6	2,888.7
Outflows	(2,155.0)	(1,203.0)

Net flows	3,555.6	1,685.7
Market appreciation	1,098.4	1,408.3
Other (1)	71.4	(35.5)

Ending balance	$30,552.5	$19,955.1

Mutual Funds—Closed-end
Beginning balance	$6,231.6	$5,675.6
Inflows	—	205.4
Outflows	—	—

Net flows	—	205.4
Market appreciation	450.2	89.2
Other (1)	(60.8)	22.1

Ending balance	$6,621.0	$5,992.3

Mutual Funds—Money Market
Beginning balance	$1,994.1	$2,294.8
Other (1)	(251.9)	(491.4)

Ending balance	$1,742.2	$1,803.4

Variable Insurance Funds
Beginning balance	$1,295.7	$1,308.6
Inflows	9.8	10.7
Outflows	(61.0)	(64.5)

Net flows	(51.2)	(53.8)
Market appreciation	73.3	141.0
Other (1)	—	—

Ending balance	$1,317.8	$1,395.8

Separately Managed Accounts (2)
Beginning balance	$5,829.0	$3,933.8
Inflows	367.0	308.0
Outflows	(234.0)	(252.3)

Net flows	133.0	55.7
Market appreciation	473.9	399.0
Other (1)	(0.4)	(83.9)

Ending balance	$6,435.5	$4,304.6

Institutional Products (2)
Beginning balance	$4,359.5	$4,478.2
Inflows	154.6	102.3
Outflows	(66.0)	(118.6)

Net flows	88.6	(16.3)
Market appreciation	109.7	117.4
Other (1)	(19.1)	11.4

Ending balance	$4,538.7	$4,590.7

Total
Beginning balance	$45,537.0	$34,587.6
Inflows	6,242.0	3,515.1
Outflows	(2,516.0)	(1,638.4)

Net flows	3,726.0	1,876.7
Market appreciation	2,205.5	2,154.9
Other (1)	(260.8)	(577.3)

Ending balance	$51,207.7	$38,041.9

(1)	Comprised of open-end and closed-end mutual fund distributions, net flows of cash management strategies, net flows and market appreciation (depreciation) on structured products, and net flows from non-sales related activities such as asset acquisitions/(dispositions) and the impact of leverage on assets under management.
(2)	Includes assets under management related to options strategies.

The following table summarizes our assets under management by asset class:

	As of March 31,		Change		% of Total
	2013	2012	2013 vs. 2012%		2013	2012
($ in millions)
Asset Class
Equity (1)	$31,033.3	$21,940.9	$9,092.4	41.4%	60.6%	57.7%
Fixed income	18,389.3	14,249.2	4,140.1	29.1%	35.9%	37.4%
Cash management	1,785.1	1,851.8	(66.7)	(3.6%)	3.5%	4.9%

Total	$51,207.7	$38,041.9	$13,165.8	34.6%	100.0%	100.0%

(1)	Includes assets under management related to options strategies.

Average Assets Under Management and Average Basis Points

The following table summarizes the average assets under management and the average management fee basis points:

	Three Months Ended March 31,
	Average Fees Earned		Average Assets Under Management
	(expressed in basis points)		($ in millions)
	2013	2012	2013	2012
Products
Mutual Funds—Long-term Open-End	51	50	$28,389.9	$18,634.8
Mutual Funds—Closed-End	59	58	6,402.7	5,763.0
Mutual Funds—Money Market (1)	3	3	1,838.4	1,997.6
Variable Insurance Funds (1)	56	48	1,315.8	1,367.6
Separately Managed Accounts	50	52	5,895.7	3,933.8
Institutional Products	32	30	4,445.1	4,591.5

All Products	49	46	$48,287.6	$36,288.3

(1)	Average fees earned are net of non-affiliated sub-advisory fees.

The average assets under management and average fee rates presented in the table are intended to provide information in the analysis of our asset-based revenue. Long-term and money market open-end mutual fund and variable insurance fund fees are calculated based on average daily net assets. Closed-end fund fees are calculated based on either average weekly or daily net assets. Average fees earned will vary based on several factors, including the asset mix and reimbursements to funds. Separately managed account fees are generally calculated based on the end of the preceding quarter’s asset values or on an average of month-end balances. Institutional product fees are calculated based on an average of month-end balances. Structured finance product fees, which are included in institutional products, are calculated based on a combination of the underlying cash flows and the principal value of the product.

The average fee rate earned increased for the three months ended March 31, 2013 compared to the corresponding period in the prior year primarily due to continued net flows in higher fee products, as equity assets increased to 60.6% of total assets, as well as the full quarter’s effect in 2013 related to the launch of the Virtus Global Multi-Sector Income Fund. Average fees earned on variable insurance funds increased due to a decrease in fund reimbursements.

Results of Operations

Summary Financial Data

	Three Months Ended March 31,		Change
	2013	2012	2013 vs. 2012%
($ in thousands)
Results of Operations
Investment management fees	$57,777	$41,847	$15,930	38.1%
Other revenue	28,391	20,551	7,840	38.1%

Total revenues	86,168	62,398	23,770	38.1%

Operating expenses	63,958	53,457	10,501	19.6%
Amortization expense	1,110	988	122	12.3%

Total expenses	65,068	54,445	10,623	19.5%

Operating income	21,100	7,953	13,147	165.3%
Other income, net	1,179	1,224	(45)	(3.7)%
Interest income (expense), net	356	(95)	451	(474.7)%

Income before income taxes	22,635	9,082	13,553	149.2%
Income tax expense	8,450	3,632	4,818	132.7%

Net income	14,185	5,450	8,735	160.3%
Noncontrolling interests	(225)	—	(225)	N/A
Allocation of earnings to preferred stockholders	—	(64)	64	(100.0)%

Net income attributable to common stockholders	$13,960	$5,386	$8,574	159.2%

Revenues

Revenues by source are as follows:

	Three Months Ended March 31,		Change
	2013	2012	2013 vs. 2012%
($ in thousands)
Investment management fees
Mutual funds	$45,228	$31,750	$13,478	42.5%
Separately managed accounts	7,244	5,033	2,211	43.9%
Institutional accounts	3,506	3,423	83	2.4%
Variable products	1,799	1,641	158	9.6%

Total investment management fees	57,777	41,847	15,930	38.1%
Distribution and service fees	17,361	12,721	4,640	36.5%
Administration and transfer agent fees	10,695	7,402	3,293	44.5%
Other income and fees	335	428	(93)	(21.7)%

Total revenues	$86,168	$62,398	$23,770	38.1%

Investment Management Fees

Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payment. Investment management fees increased $15.9 million or 38.1% for the three months ended March 31, 2013, compared to the same period in the prior year, due to a 33.1% increase in average assets under management as compared to the same period in the prior year. The increase in average assets under management for the three months ended March 31, 2013 was primarily due to the cumulative four quarter impact of $8.3 billion in long-term open-end mutual fund net flows, $3.9 billion of market appreciation and $1.3 billion related to the acquisition of Rampart Investment Management.

Distribution and Service Fees

Distribution and service fees, which are asset-based fees earned from open-end mutual funds and variable insurance funds, for distribution services we perform on their behalf, increased by $4.6 million, or 36.5%, for the three months ended March 31, 2013 compared to the same period in the prior year due to higher assets under management. The increase in fees also resulted in a corresponding increase in distribution and administrative expenses, primarily driven by increased payments to our third-party distribution partners for providing services to investors in our sponsored funds, including marketing support services.

Administration and Transfer Agent Fees

Administration and transfer agent fees represent fees earned for fund administration and transfer agent services from our open-end mutual funds, variable insurance funds and certain of our closed-end funds. Fund administration and transfer agent fees increased $3.3 million, or 44.5%, for the three months ended March 31, 2013 compared to the same period in the prior year due to higher assets under management.

Other Income and Fees

Other income and fees primarily represent contingent sales charges earned from investor redemptions levied on certain shares sold without a front-end sales charge and fees earned for the distribution of unaffiliated products. Other income and fees decreased $0.1 million primarily due to a decrease in fees earned for the distribution of unaffiliated products.

Operating Expenses

Operating expenses by category were as follows:

	Three Months Ended March 31,		Change
	2013	2012	2013 vs. 2012%
($ in thousands)
Operating expenses
Employment expenses	$32,411	$26,318	$6,093	23.2%
Distribution and administrative expenses	21,628	18,923	2,705	14.3%
Other operating expenses	9,716	8,216	1,500	18.3%
Restructuring and severance	203	—	203	N/A
Amortization expense	1,110	988	122	12.3%

Total operating expenses	$65,068	$54,445	$10,623	19.5%

Employment Expenses

Employment expenses primarily consist of fixed and variable compensation and related employee benefit costs. Employment expenses of $32.4 million in the three months ended March 31, 2013 represents an increase of $6.1 million or 23.2% as compared to the same period in the prior year. The increase is primarily due to increases in sales and profit-based variable compensation, payroll taxes and other benefits that increased by $1.1 million in the 2013 period compared to the same period in the prior year due to higher sales and profits and increases in headcount, primarily from the addition of Rampart Investment Management which added $0.6 million of expense to the three months ended March 31, 2013.

Distribution and Administrative Expenses

Distribution and administrative expenses primarily consist of payments to third-party distribution partners for providing services to investors in our sponsored funds, including marketing support services. These payments are generally based on percentages of either assets under management or sales. These expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized over the periods in which commissions are generally recovered from distribution fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares.

Distribution and administrative expenses increased by $2.7 million or 14.3% in the three months ended March 31, 2013, compared to the same period in the prior year primarily due to increases in our assets under management. There were $3.9 million of closed-end fund launch costs in the first quarter of 2012 for which there were no comparable costs incurred during the corresponding period in 2013.

Other Operating Expenses

Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and entertainment costs, rent and occupancy expenses and other miscellaneous costs. Other operating expenses increased $1.5 million or 18.3% in the three months ended March 31, 2013 compared to the same period in the prior year primarily due to an increase in travel and entertainment costs associated with the expansion of the retail distribution team and an increase in investment research costs, as well as rent and occupancy costs as a result of the addition of Rampart Investment Management during the fourth quarter of 2012.

Restructuring and Severance

During the three months ended March 31, 2013, the Company recorded restructuring and severance charges of $0.2 million. During the three months ended March 31, 2012, no such charges were incurred.

Amortization Expense

Amortization expense primarily consists of the straight-line amortization of acquired investment advisory contracts recorded as definite-lived intangible assets over their estimated useful lives. Amortization expense increased $0.1 million during the three months ended March 31, 2013 primarily as a result of the acquisition of Rampart Investment Management during the fourth quarter of 2012.

Other Income, net

Other income, net primarily consists of realized and unrealized gains and losses recorded on trading securities and investments of consolidated sponsored investment products. Other income, net remained relatively flat in the three months ended March 31, 2013 compared to the same period in the prior year.

Interest Income (Expense), net

Interest income (expense), net is primarily attributable to our long-term debt and is reported net of interest and dividend income earned on cash equivalents and investments as well as interest and dividend income related to investments of consolidated sponsored investment products. Interest income (expense), net increased $0.5 million for the three months ended March 31, 2013 compared to the same period in the prior year. The increase in interest income (expense), net is due to higher interest and dividend income earned on our cash equivalents and investments as well as investments of our consolidated sponsored investment products. Interest expense for the three months ended March 31, 2013 remained consistent compared to the same period in the prior year. The effective interest rate on our outstanding long-term debt, inclusive of the amortization of deferred financing costs, was 4.82% as of March 31, 2013 as compared to 5.23% as of March 31, 2012. The decrease in our effective interest rate is due to the decrease in our interest rate based on the terms of our amended senior secured revolving credit facility (“Credit Facility”) in September 2012.

Income Tax Expense

The provision for income taxes reflects U.S. federal, state and local taxes at an estimated annual effective tax rate of 37.3% and 40.0%, for the three months ended March 31, 2013 and 2012, respectively. The primary difference in the annual effective tax rate for the three months ended March 31, 2013 compared to 2012 was primarily due to an expected decrease in our state tax rate as a result of 2012 business changes and growth.

Liquidity and Capital Resources

Certain Financial Data

The following table summarizes certain key financial data relating to our liquidity and capital resources:

	March 31,	December 31,	Change
	2013	2012	2013 vs. 2012%
($ in thousands)
Balance Sheet Data
Cash and cash equivalents	$45,874	$63,432	$(17,558)	(27.7)%
Trading securities, at fair value	18,853	12,392	6,461	52.1%
Available-for-sale securities, at fair value	2,816	2,656	160	6.0%
Total deferred taxes, net (1)	89,059	96,923	(7,864)	(8.1)%
Long-term notes payable and other debt	15,000	15,000	—	—
Total equity	245,127	244,471	656	0.3%
Net assets of consolidated sponsored investment products (2)	35,109	40,397	(5,288)	(13.1)%
Working capital (3)	109,292	102,415	6,877	6.7%
Working capital less redeemable noncontrolling interests (3)	107,150	99,252	7,898	8.0%

(1)	Includes both current and long-term.
(2)	Net assets of consolidated sponsored investment products are comprised of $37.9 million of total assets, $0.6 million of total liabilities and $2.2 of redeemable noncontrolling interests at March 31, 2013 and $43.9 million of total assets, $0.3 million of total liabilities and $3.2 million of redeemable noncontrolling interest at December 31, 2012.
(3)	Working capital is defined as current assets less current liabilities.

.	Three Months Ended March, 31		Change
	2013	2012	2013 vs. 2012%
(in thousands)
Cash Flow Data:
Used In:
Operating Activities	$5,362	$9,425	$(4,063)	(43.1)%
Investing Activities	1,544	1,569	(25)	(1.6)%
Financing Activities	10,609	1,452	9,157	630.6%

Capital Requirements

Our business does not require us to maintain significant capital balances. Our short-term capital requirements, which we consider to be those capital requirements due within one year, include payment of annual incentive compensation, salary costs and other operating expenses primarily consisting of investment research costs, professional fees and occupancy expenses. Incentive compensation, which is generally the Company’s largest annual operating cash payment, is paid in the first quarter of the year. In the first quarter of 2013 and 2012, we paid approximately $33.0 million and $24.8 million, respectively, in incentive compensation earned during the years ended December 31, 2012 and 2011 respectively. Short-term capital requirements may also be affected by employee tax withholding payments related to net share settlement upon vesting of restricted stock units (“RSUs”). For the three months ended March 31, 2013, a total of 27,747 RSUs were withheld through net share settlement by the Company to settle employee tax withholding obligations. The Company paid $5.2 million in employee tax withholding obligations related to the RSUs withheld. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that otherwise would have been issued as a result of the vesting. The amount we pay in future periods will vary based on our stock price, the number of RSUs vesting during the period and whether we and our employees elect to satisfy withholding taxes through net share settlement.

We currently maintain a significant portion of our assets in highly liquid positions primarily comprised of cash and cash equivalents, accounts receivable, and marketable securities. Our working capital was $109.3 million as of March 31, 2013, an increase of $6.9 million from $102.4 million as of December 31, 2012. We believe our working capital and cash flows from operations will be adequate to meet our short-term capital requirements.

Uses of Capital

We expect that our main uses of cash will be to (i) invest in our organic growth, including our distribution efforts and closed-end fund launches; (ii) seed new investment strategies and mutual funds to ensure a strong pipeline of future saleable products or to enhance distribution access; (iii) invest in inorganic growth opportunities as they arise; (iv) acquire shares of our common stock; (v) fund ongoing and potential investments in our infrastructure to achieve greater economies of scale and a more efficient overall cost structure; and (vi) make principal payments on our outstanding Credit Facility, which matures in September 2017.

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

Capital and Reserve Requirements

We have a subsidiary that is a broker-dealer registered with the SEC and is therefore subject to certain rules regarding minimum net capital. The subsidiary is required to maintain a ratio of “aggregate indebtedness” to “net capital,” as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us including additional reporting requirements, tighter ratios and business interruption. As of March 31, 2013 and 2012, the ratio of aggregate indebtedness to net capital of the broker-dealer was below the maximum allowed and our net capital was significantly in excess of that required.

Balance Sheet

Cash and cash equivalents consist of cash in banks and highly liquid money market mutual fund investments. Cash and cash equivalents typically increase in the second, third and fourth quarters of the year as we record, but do not pay, variable incentive compensation. Historically, annual incentive compensation is paid in the first quarter of the year. Marketable securities consist primarily of highly liquid investments in our affiliated mutual funds as well as investments in consolidated sponsored investment products. We provide capital to launch sponsored funds and incubate new investment strategies in their early stages of development. At March 31, 2013 and December 31, 2012, our long-term debt balance was $15.0 million.

Operating Cash Flow

Net cash used in operating activities of $5.4 million for the three months ended March 31, 2013 decreased by $4.1 million from net cash used in operating activities of $9.4 million in the same period in the prior year due primarily to increases in our revenues based on higher average assets under management, offset by purchases of investments by consolidated sponsored investment products, increases in payments of deferred commissions, decreases in accounts payable and higher annual incentive compensation payments. Cash flows from operating activities for the three months ended March 31, 2013 includes the expected utilization of deferred tax assets to reduce current taxes payable in the amount of $7.9 million.

Investing Cash Flow

Net cash used in investing activities consists primarily of capital expenditures related to our business operations. Net cash used in investing activities of $1.5 million for the three months ended March 31, 2013 remained consistent with the three months ended March 31, 2012 of $1.6 million. A decrease of $0.7 million in capital expenditures during the three months ended March 31, 2013 was offset by a change in cash and cash equivalents as a result of the deconsolidation of certain consolidated sponsored investment products.

Financing Cash Flow

Cash flows used in financing activities consist primarily of repurchases of our common stock, contingent payments related to investment management contracts purchased and payment to settle tax withholding obligations for the net share settlement of employee RSUs offset by proceeds from stock option exercises and contributions to noncontrolling interests related to our consolidated sponsored investment products. For the three months ended March 31, 2013, net cash used in financing activities of $10.6 million consists of repurchases of our common stock of $10.4 million, payments to settle tax withholding obligations for the net share settlement of RSUs of $5.2 million and contingent payments made related to acquired investment management contracts of $0.1 million, offset by $4.9 million in contributions to noncontrolling interests and $0.1 million in proceeds from stock option exercises.

Long-term Debt

The Company’s Credit Facility, as amended and restated, has a five-year term and provides borrowing capacity of up to $75.0 million with a $7.5 million sub-limit for the issuance of standby letters of credit. In addition, the Credit Facility provides for a $50.0 million increase provision conditioned on approval by the lending group. The Credit Facility is secured by substantially all of the assets of the Company. At March 31, 2013 and December 31, 2012, $15.0 million was outstanding under the Credit Facility. As of March 31, 2013 and December 31, 2012, the Company had the capacity to draw on the remaining amount of the Credit Facility.

Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at the Company’s option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate (as defined in the Credit Facility agreement), plus, in each case, an applicable margin, that ranges from 0.75% to 2.50%. At March 31, 2013, the interest rate in effect for the Credit Facility was 2.0%, exclusive of the amortization of deferred financing costs. Under the terms of the Credit Facility, the Company is also required to pay certain fees, including an annual commitment fee that ranges from 0.35% to 0.50% on undrawn amounts and a letter of credit participation fee at an annual rate equal to the applicable margin as well as any applicable fronting fees, each of which is payable quarterly in arrears.

The Credit Facility contains customary covenants, including covenants that restrict (subject in certain instances to minimum thresholds or exceptions) the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create liens, merge or make acquisitions of less than 100% owned subsidiaries, dispose of assets, enter into leases, sale/leasebacks or acquisitions of capital stock, and make loans, guarantees and investments, among other things. In addition, the Credit Facility contains certain financial covenants, the most restrictive of which include: (i) a minimum interest coverage ratio (generally, adjusted EBITDA to interest expense as defined in and for the period specified in the Credit Facility agreement) of at least 4.00:1, and (ii) a leverage ratio (generally, total indebtedness as of any date to adjusted EBITDA as defined in and for the period specified in the Credit Facility agreement) of no greater than 2.75:1. For purposes of the Credit Facility, adjusted EBITDA generally means, for any period, net income of the Company before interest expense, income taxes, depreciation and amortization expense, and excluding non-cash stock-based compensation, unrealized mark-to-market gains and losses, certain severance, and certain non-cash non-recurring gains and losses as described in and specified under the Credit Facility. At March 31, 2013, the Company was in compliance with all financial covenants.

The Credit Facility agreement also contains customary provisions regarding events of default which could result in an acceleration of amounts due under the facility. Such events of default include our failure to pay principal or interest when due, our failure to satisfy or comply with covenants, a change of control, the imposition of certain judgments, the invalidation of liens we have granted, and a cross-default to other debt obligations.

Contractual Obligations

Our contractual obligations are summarized in our Annual Report on Form 10-K for the year ended December 31, 2012. As of March 31, 2013, there have been no material changes outside of the ordinary course in our contractual obligations since December 31, 2012.

Critical Accounting Policies and Estimates

Our financial statements and the accompanying notes are prepared in accordance with Generally Accepted Accounting Principles, which requires the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our 2012 Annual Report on Form 10-K. There were no changes in our critical accounting policies in the three months ended March 31, 2013.

Recently Issued Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-04, Technical Corrections and Improvements. This update amends source literature, clarifies guidance and reference corrections and relocates some guidance within the Codification. The Company adopted this standard as of January 2013.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The Company has adopted this standard as of January 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our exposure to market risk is directly related to our role as investment advisor for the funds and accounts we manage as investment advisor. Substantially all of our revenue for the three months ended March 31, 2013 and 2012 was derived from investment management, distribution and fund administration fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

We are also subject to market risk due to a decline in the market value of our investments, consisting primarily of marketable securities. At March 31, 2013, the fair value of marketable securities was $58.3 million. Assuming a 10.0% increase or decrease in the fair value of marketable securities at March 31, 2013, our net income would change by $5.6 million and our total comprehensive income would change by $5.8 million for the three months ended March 31, 2013.

Interest Rate Risk

At March 31, 2013, we had $15.0 million outstanding under our Credit Facility that has a variable interest rate. Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at our option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate (as defined in the Credit Facility agreement), plus, in each case, an applicable margin, that ranges from 0.75% to 2.50%. At March 31, 2013, the interest rate in effect for the Credit Facility was 2.0%. A hypothetical 300 basis point change in interest rates for the three months ended March 31, 2013 would have changed our interest expense by approximately $0.1 million.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company can be involved in litigation and arbitration as well as examinations, inquiries, and investigations by various regulatory bodies, including the SEC, involving compliance with, among other things, securities laws, client investment guidelines, laws governing the activities of broker-dealers and other laws and regulations affecting our products and other activities. Legal and regulatory matters of this nature may involve activities as an employer, issuer of securities, investor, investment advisor, broker-dealer or taxpayer. The Company cannot predict the ultimate outcome of such legal claims or matters or in certain instances provide reasonable ranges of potential losses. As of the date of this report, the Company believes that the outcomes of legal or regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on its consolidated financial statements. However, in the event of unexpected subsequent developments and given the inherent unpredictability of legal and regulatory matters, there can be no assurance that the Company’s assessment of any claim, dispute, regulatory examination or investigation or other legal matter will reflect the ultimate outcome and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.

Item 1A. Risk Factors

There have been no material changes to our risk factors previously reported in our 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the fourth quarter of 2010, the Company implemented a share repurchase program allowing for the repurchase of up to 350,000 shares of our common stock. Under the terms of the program, we may repurchase shares of our common stock from time to time in our discretion through open market repurchases and/or privately negotiated transactions, depending on price and prevailing market and business conditions. The program is intended to return capital to shareholders and to generally offset shares issued under equity-based plans. The program may be suspended or terminated at any time and the authorization for the program expires three years from inception.

The following table sets forth information regarding our share repurchases in each month during the quarter ended March 31, 2013:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
January 1 - 31, 2013	—	$—	—	105,000
February 1 - 28, 2013	39,531	$168.88	39,531	65,469
March 1 - 31, 2013	20,469	$185.43	20,469	45,000

(1)	Average price per share is calculated on a settlement basis and excludes commissions.
(2)	The share repurchases above were completed pursuant to a program announced October 14, 2010. The Company is authorized to purchase a maximum of 350,000 shares. The program expires three years from inception.

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

For the three months ended March 31, 2013, we withheld a total of 27,747 RSUs as a result of net share settlements to satisfy employee tax withholding obligations. For the three months ended March 31, 2013, we paid $5.2 million in employee tax withholding obligations related to the RSUs withheld. These net share settlements had the effect of share repurchases by us as they reduced the number of shares that would have been otherwise issued as a result of the vesting.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following information formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2013 and 2012, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2013 and 2012 and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

**	In accordance with Rule 406T of Regulation S-T, the interactive data files in Exhibit 101 to this Quarterly Report shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed “filed” or part of any registration statement or prospectus filed for purposes of Section 11 or 12 of the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2013

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)