Form 10-Q
period 2013-06-30
VIRTUS INVESTMENT PARTNERS, INC.
filed 2013-08-02
CIK 883237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the registrant’s common stock was 8,145,833 as of July 29, 2013.

VIRTUS INVESTMENT PARTNERS, INC.

“We,” “us,” “our,” the “Company” and “Virtus” as used in this Quarterly Report on Form 10-Q, refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Virtus Investment Partners, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2013	December 31, 2012
($ in thousands, except share data)
Assets
Current Assets
Cash and cash equivalents	$70,851	$63,432
Cash and cash equivalents of consolidated sponsored investment products	34	14
Trading securities, at fair value	18,020	12,392
Available-for-sale securities, at fair value	2,713	2,656
Investments of consolidated sponsored investment products	43,114	43,227
Accounts receivable, net	44,819	37,328
Deferred taxes, net	14,943	1,143
Prepaid expenses and other current assets	4,669	3,951
Other current assets of consolidated sponsored investment products	1,662	683

Total current assets	200,825	164,826
Furniture, equipment, and leasehold improvements, net	7,575	7,788
Intangible assets, net	46,606	48,711
Goodwill	5,260	5,260
Deferred taxes, net	65,300	95,780
Long-term investments ($3,366 and $2,970 at fair value, respectively) and other assets	17,034	10,384

Total assets	$342,600	$332,749

Liabilities and Stockholders’ Equity
Current Liabilities
Accrued compensation and benefits	$26,590	$41,252
Accounts payable	9,852	7,582
Other accrued liabilities	9,057	7,048
Current liabilities of consolidated sponsored investment products	869	377
Broker-dealer payable	7,788	6,152

Total current liabilities	54,156	62,411
Long-term debt	15,000	15,000
Lease obligations and other long-term liabilities	7,642	7,704

Total liabilities	76,798	85,115

Commitments and Contingencies (Note 12)
Redeemable noncontrolling interests	9,421	3,163
Stockholders’ Equity:
Equity attributable to stockholders:
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 8,145,833 shares issued and 7,820,833 shares outstanding at June 30, 2013 and 8,071,674 shares issued and 7,826,674 shares outstanding at December 31, 2012	81	81
Additional paid-in capital	940,267	942,825
Accumulated deficit	(651,066)	(680,411)
Accumulated other comprehensive loss	(166)	(287)
Treasury stock, at cost, 325,000 and 245,000 shares at June 30, 2013 and December 31, 2012, respectively	(32,700)	(17,734)

Total equity attributable to stockholders	256,416	244,474

Noncontrolling interest	(35)	(3)

Total equity	256,381	244,471

Total liabilities and equity	$342,600	$332,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
($ in thousands, except per share data)
Revenues
Investment management fees	$64,475	$44,878	$122,252	$86,725
Distribution and service fees	19,324	13,587	36,685	26,308
Administration and transfer agent fees	12,061	8,023	22,756	15,425
Other income and fees	280	330	615	758

Total revenues	96,140	66,818	182,308	129,216

Operating Expenses
Employment expenses	32,878	25,507	65,289	51,825
Distribution and administration expenses	24,252	15,796	45,880	34,719
Other operating expenses	10,283	9,035	19,240	16,928
Other operating expenses of consolidated sponsored investment products	132	—	316	—
Restructuring and severance	—	794	203	794
Depreciation and other amortization	597	436	1,172	759
Amortization expense	1,116	997	2,226	1,985

Total operating expenses	69,258	52,565	134,326	107,010

Operating Income	26,882	14,253	47,982	22,206

Other Income (Expense)
Realized and unrealized (loss) gain on trading securities, net	(223)	(214)	602	1,010
Realized and unrealized loss on investments of consolidated sponsored investment products, net	(3,156)	—	(2,784)	—
Other expense, net	(11)	—	(29)	—

Total other (expense) income, net	(3,390)	(214)	(2,211)	1,010

Interest Income (Expense)
Interest expense	(206)	(274)	(427)	(475)
Interest and dividend income	203	171	300	277
Interest and dividend income of investments of consolidated sponsored investment products	612	—	1,092	—

Total interest income (expense), net	609	(103)	965	(198)

Income Before Income Taxes	24,101	13,936	46,736	23,018
Income tax expense	9,318	5,569	17,768	9,201

Net Income	14,783	8,367	28,968	13,817
Noncontrolling interests	602	—	377	—
Allocation of earnings to preferred stockholders	—	—	—	(64)

Net Income Attributable to Common Stockholders	$15,385	$8,367	$29,345	$13,753

Earnings per share—Basic	$1.97	$1.08	$3.75	$1.81

Earnings per share—Diluted	$1.91	$1.04	$3.64	$1.71

Weighted Average Shares Outstanding—Basic (in thousands)	7,821	7,763	7,821	7,615

Weighted Average Shares Outstanding—Diluted (in thousands)	8,058	8,081	8,073	8,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
($ in thousands)
Net Income	$14,783	$8,367	$28,968	$13,817
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $11 for the three and six months ended June 30, 2013	(18)	—	(18)	—
Unrealized (loss) gain on available-for-sale securities, net of tax of $57 and $64 for the three months ended June 30, 2013 and 2012, respectively and $178 and $23 for the six months ended June 30, 2013 and 2012, respectively	(94)	96	139	35

Other comprehensive (loss) income	(112)	96	121	35

Comprehensive income	14,671	8,463	29,089	13,852

Allocation of comprehensive income to preferred stockholders	—	—	—	(64)
Comprehensive income attributable to noncontrolling interests	602	—	377	—

Comprehensive income attributable to common stockholders	$15,273	$8,463	29,466	$13,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2013	2012
($ in thousands)
Cash Flows from Operating Activities:
Net income	$28,968	$13,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other asset amortization	1,172	759
Intangible asset and other amortization	2,331	1,985
Stock-based compensation	4,044	3,750
Amortization of deferred commissions	6,165	5,561
Payments of deferred commissions	(9,088)	(5,336)
Realized and unrealized gains on trading securities	(602)	(1,010)
Realized and unrealized losses on investments of consolidated sponsored investment products	2,784	—
Sale of trading securities, net	736	862
Purchase of investments by consolidated sponsored investment products, net	(13,798)	—
Equity in earnings of affiliates	12	—
Deferred income taxes	16,869	9,055
Changes in operating assets and liabilities:
Accounts receivable	(7,491)	(5,601)
Prepaid expenses and other assets	(2,098)	(255)
Accounts payable and accrued liabilities	(9,915)	(9,426)
Other liabilities	2,087	2,005

Net cash provided by operating activities	22,176	16,166

Cash Flows from Investing Activities:
Capital expenditures	(1,271)	(2,337)
Change in cash and cash equivalents of consolidated sponsored investment products due to deconsolidation	(734)	—
Acquisition of equity method investee	(3,364)	—
Purchase of available-for-sale securities	(96)	(187)

Net cash used in investing activities	(5,465)	(2,524)

Cash Flows from Financing Activities:
Contingent consideration paid for acquired investment management contracts	(285)	(350)
Repurchase of common shares	(14,966)	—
Proceeds from exercise of stock options	361	1,334
Taxes paid related to net share settlement of restricted stock units	(7,172)	(11,208)
Contributions of noncontrolling interests, net	12,790	—

Net cash used in financing activities	(9,272)	(10,224)

Net increase in cash and cash equivalents	7,439	3,418
Cash and cash equivalents, beginning of period	63,446	45,267

Cash and Cash Equivalents, end of period	$70,885	$48,685

Non-Cash Financing Activities:
Preferred stock conversion	$—	$35,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Attributed To	Non- controlling	Total	Redeemable Non- controlling
	Shares	Par Value	Capital	Deficit	Income (Loss)	Shares	Amount	Shareholders	Interest	Equity	Interest
($ in thousands)
Balances at December 31, 2011	6,188,295	$63	$909,983	$(718,083)	$(14)	155,000	$(8,794)	$183,155	$—	$183,155	$—
Net income	—	—	—	13,817	—	—	—	13,817	—	13,817	—
Net unrealized loss on securities available-for-sale	—	—	—	—	35	—	—	35	—	35	—
Preferred stock conversion	1,349,300	14	35,203	—	—	—	—	35,217	—	35,217	—
Issuance of common stock related to employee stock transactions	291,969	3	1,883	—	—	—	—	1,886	—	1,886	—
Taxes paid on stock-based compensation	—	—	(11,208)					(11,208)		(11,208)	—
Stock-based compensation	—	—	3,461	—	—	—	—	3,461	—	3,461	—

Balances at June 30, 2012	7,829,564	$80	$939,322	$(704,266)	$21	155,000	$(8,794)	$226,363	$—	$226,363	$—

Balances at December 31, 2012	7,826,674	$81	$942,825	$(680,411)	$(287)	245,000	$(17,734)	$244,474	$(3)	$244,471	$3,163
Net income (loss)	—	—	—	29,345	—	—	—	29,345	(32)	29,313	(345)
Net unrealized gain on securities available-for-sale	—	—	—	—	139	—	—	139	—	139	—
Foreign currency translation adjustment	—	—	—		(18)			(18)		(18)
Deconsolidation and contributions of certain consolidated sponsored investment products, net	—	—	—	—	—	—	—	—	—	—	6,603
Repurchase of common shares	(80,000)	—	—	—	—	80,000	(14,966)	(14,966)	—	(14,966)	—
Issuance of common stock related to employee stock transactions	74,159	—	864	—	—	—	—	864	—	864	—
Taxes paid on stock-based compensation	—	—	(7,172)					(7,172)		(7,172)	—
Stock-based compensation	—	—	3,750	—	—	—	—	3,750	—	3,750	—

Balances at June 30, 2013	7,820,833	$81	$940,267	$(651,066)	$(166)	325,000	$(32,700)	$256,416	$(35)	$256,381	$9,421

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

The Company provides investment management and related services to individual and institutional clients throughout the United States of America. Retail investment management services are provided to individuals through products consisting of open-end mutual funds, closed-end funds, variable insurance funds and separately managed accounts. Separately managed accounts are offered through intermediary programs that are sponsored and distributed by unaffiliated broker-dealers, and individual direct managed account investment services that are provided by the Company. Institutional investment management services are provided primarily to corporations, multi-employer retirement funds, public employee retirement systems, foundations and endowments and special purpose funds.

2. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of the Company’s financial condition and results of operations. The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and sponsored investment products in which it has a controlling interest. Material intercompany accounts and transactions have been eliminated. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.

3. Intangible Assets, Net

Intangible assets, net are summarized as follows:

	June 30, 2013	December 31, 2012
($ in thousands)
Definite-lived intangible assets:
Investment contracts	$184,871	$197,704
Accumulated amortization	(170,681)	(181,409)

Definite-lived intangible assets, net	14,190	16,295
Indefinite-lived intangible assets	32,416	32,416

Total intangible assets, net	$46,606	$48,711

Activity in intangible assets, net is as follows:

	Six Months Ended June 30,
	2013	2012
($ in thousands)
Intangible assets, net
Balance, beginning of period	$48,711	$52,096
Amortization	(2,105)	(1,909)

Balance, end of period	$46,606	$50,187

4. Equity Method Investment in Affiliate

On April 9, 2013, the Company acquired a 24% noncontrolling equity interest in Kleinwort Benson Investors International, Ltd. (“KBII”), a subsidiary of Kleinwort Benson Investors (Dublin) (“KBID”) for €2.6 million or $3.4 million. KBII is a U.S. registered investment adviser that provides specialized equity strategies to institutional clients. As of the date of acquisition, the Company allocated $2.5 million of this investment to goodwill, $0.6 million to definite-lived intangible assets that are being amortized over 7 years and $0.3 million allocated to the remaining assets and liabilities of KBII. In conjunction with this investment, the Company entered into a put and call option with KBID.

The Company’s investment is a Euro-denominated noncontrolled affiliate that is accounted for under the equity method of accounting in accordance with Accounting Standard Codification (“Codification”) 323, Investments-Equity Method and Joint Ventures. The entire investment in KBII, including goodwill and definite-lived intangible assets, is recorded on the Condensed Consolidated Balance Sheet within long-term investments and other assets. Under the equity method of accounting, the Company’s share of the noncontrolled affiliate’s net income or loss is recorded in other expense, net in the accompanying Condensed Consolidated Statement of Operations. Distributions received reduce the Company’s investment balance. The investment is evaluated for impairment as events or changes indicate that the carrying amount exceeds its fair value. If the carrying amount of this investment does exceed fair value and the decline in fair value is deemed to be other than temporary, an impairment charge will be recorded. If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amount of the impairment loss, if any.

This investment is translated into U.S. dollars at current exchange rates as of the end of each accounting period. Net income or loss of the affiliate is translated at average exchange rates in effect during the accounting period. Net translation exchange gains and losses are excluded from income and recorded in accumulated other comprehensive income.

5. Marketable Securities

The Company’s marketable securities consist of trading securities, investments of consolidated sponsored investment products, and available-for-sale securities. The composition of the Company’s marketable securities as of June 30, 2013 and December 31, 2012 is summarized as follows:

June 30, 2013
	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored mutual funds and variable insurance funds	$11,840	$(779)	$2,310	$13,371
Investments of consolidated sponsored investment products	45,138	(2,536)	512	43,114
Equity securities	3,852	—	797	4,649
Available-for-sale:
Sponsored closed-end funds	2,715	(85)	83	2,713

Total marketable securities	$63,545	$(3,400)	$3,702	$63,847

December 31, 2012
	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored mutual funds and variable insurance funds	$7,312	$(689)	$1,390	$8,013
Investments of consolidated sponsored investment products	41,367	(165)	2,025	43,227
Equity securities	3,739	—	640	4,379
Available-for-sale:
Sponsored closed-end funds	2,619	(37)	74	2,656

Total marketable securities	$55,037	$(891)	$4,129	$58,275

6. Fair Value Measurements

The Company’s assets measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 by fair value hierarchy level were as follows:

June 30, 2013
	Level 1	Level 2 (a)	Level 3	Total
($ in thousands)
Assets
Marketable securities trading:
Sponsored mutual funds and variable insurance funds	$13,371	$—	$—	$13,371
Investments of consolidated sponsored investment products	13,649	29,465	—	43,114
Equity securities	4,649	—	—	4,649
Marketable securities available for sale:
Sponsored closed-end funds	2,713	—	—	2,713
Other assets
Nonqualified retirement plan assets	3,366	—	—	3,366

Total assets measured at fair value	$37,748	$29,465	$—	$67,213

December 31, 2012
	Level 1	Level 2 (a)	Level 3	Total
($ in thousands)
Assets
Marketable securities trading:
Sponsored mutual funds and variable insurance funds	$8,013	$—	$—	$8,013
Investments of consolidated sponsored investment products	10,092	33,135	—	43,227
Equity securities	4,379	—	—	4,379
Marketable securities available for sale:
Sponsored closed-end funds	2,656	—	—	2,656
Other assets
Nonqualified retirement plan assets	2,970	—	—	2,970

Total assets measured at fair value	$28,110	$33,135	$—	$61,245

a)	Debt securities are valued based on evaluated quotations received from independent pricing services or from dealers who make markets in such securities. For most bond types, the pricing service utilizes matrix pricing, which considers one or more of the following factors: yield or price of bonds of comparable quality, coupon, maturity, current cash flows, type and current day trade information, as well as dealer supplied prices. These valuations are categorized as Level 2.

The following is a discussion of the valuation methodologies used for assets measured at fair value.

Sponsored mutual funds and variable insurance funds represent investments in open-end mutual funds and variable insurance funds for which the Company acts as advisor and distributor. The fair value of these securities is determined based on their published net asset values and are categorized as Level 1.

Investments of consolidated sponsored investment products represent the underlying debt and equity securities held in sponsored mutual funds in which the Company has an investment in and are consolidated by the Company. Equity securities are valued at the official closing price on the exchange on which the securities are traded and are categorized within Level 1. Certain non-U.S. securities for which closing prices are not readily available or are deemed to not reflect readily available market prices are valued using an independent pricing service. These securities are categorized within Level 2. Most debt securities are valued based on quotations received from independent pricing services or from dealers who make markets in such securities. These investments are generally categorized within Level 2. Pricing services do not provide pricing for all securities and therefore indicative bids from dealers are utilized, which are based on pricing models used by market makers in the security and generally are categorized within Level 2.

Equity securities include securities traded on active markets and are valued at the official closing price (typically last sale or bid) on the exchange on which the securities are primarily traded and are classified within Level 1.

Sponsored closed-end funds represent investments for which the Company acts as advisor and are actively traded on the New York Stock Exchange. The fair value of these securities is determined based on their published net asset values and are categorized as Level 1.

Nonqualified retirement plan assets represent mutual funds within a nonqualified retirement plan whose fair value is determined based on their published net asset value and are classified as Level 1.

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments. The estimated fair value of long-term debt at June 30, 2013 and December 31, 2012, which has a variable interest rate, approximates its carrying value and is classified as Level 2. Marketable securities are reflected in the financial statements at fair value based upon publicly quoted market prices.

Transfers into and out of levels are reflected when significant inputs, including market inputs or performance attributes, used for the fair value measurement become observable or unobservable or when the Company determines it has the ability, or no longer has the ability, to redeem, in the near term, certain investments that the Company values using a net asset value, or if the book value of certain equity method investments no longer represents fair value. Securities held by the consolidated sponsored investment products, with an end-of-period value of $4.3 million were transferred from Level 2 to Level 1 during the six months ended June 30, 2013 due to the availability of unadjusted quoted market prices in active markets. There were no transfers from Level 1 to Level 2 during the six months ended June 30, 2013. There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2012.

7. Treasury Stock

During the six months ended June 30, 2013, pursuant to the Company’s share repurchase program, the Company repurchased 80,000 common shares at a weighted average price of $187.03 per share plus transaction costs for a total cost of approximately $15.0 million. During the six months ended June 30, 2012, the Company did not repurchase any common shares under the Company’s share repurchase program. The Company has repurchased a total of 325,000 shares of common stock at a weighted average price of $100.57 per share plus transaction costs for a total cost of $32.7 million under the share repurchase program.

In May 2013, the Company’s board of directors authorized an extension of the share repurchase program to permit the purchase of 350,000 shares of common stock prior to May 21, 2016 in addition to the 25,000 shares remaining under the share repurchase program approved in the fourth quarter of 2010. At June 30, 2013, there were 375,000 shares of common stock remaining authorized for repurchase under the extended share repurchase program.

8. Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component for the six months ended June 30, 2013 and 2012 are as follows:

($ in thousands)	Unrealized Gains and (Losses) on Securities Available-for- Sale	Unrealized Gains and (Losses) on Foreign Currency Translation
Balance December 31, 2012	$(287)	$—
Unrealized net gains on investments (net of tax of $178)	139	—
Foreign currency translation (net of tax of $11)	—	(18)
Amounts reclassified from accumulated other comprehensive income	—	—

Net current-period other comprehensive income	139	(18)

Balance June 30, 2013	$(148)	$(18)

Unrealized Gains and (Losses) on Securities Available-for- Sale
Balance December 31, 2011	$(14)
Unrealized net gains on investments (net of tax of $23)	35
Amounts reclassified from accumulated other comprehensive income	—

Net current-period other comprehensive income	35

Balance June 30, 2012	$21

9. Related Party Transactions

In May 2006, the Company acquired the rights to advise, distribute and administer the Insight Funds from BMO Asset Management Corp. (“BMO”), a subsidiary of BMO Financial Corp. BMO and BMO Financial Corp., a significant stockholder of the Company, are related parties of the Company.

Sub-advisory investment management fees and distribution and administration fee expenses paid or payable to BMO were $0.2 million and $0.7 million for the three months ended June 30, 2013 and 2012, respectively and $0.4 and $1.4 million for the six months ended June 30, 2013 and 2012, respectively. At both June 30, 2013 and December 31, 2012, less than $0.1 million, was payable to BMO and its affiliates related to sub-advisory investment management fees and distribution fees.

10. Stock-based Compensation

The Company has an Omnibus Incentive and Equity Plan (the “Plan”) under which officers, employees and directors may be granted equity-based awards, including restricted stock units (“RSUs”), stock options and unrestricted shares of common stock. At June 30, 2013, 493,104 shares of common stock remain available for issuance of the 1,800,000 shares that were reserved for issuance under the Plan. Each RSU entitles the holder to one share of Virtus common stock when the restriction expires. RSUs generally have a term of three years and may be time-vested or performance-contingent. Stock options generally vest over three years and have a contractual life of ten years. Stock options are granted with an exercise price equal to the fair market value of the shares at the date of grant. The fair value of each RSU is estimated using the intrinsic value method, which is based on the fair market value price on the date of grant. Shares that are issued upon exercise of employee stock options and vesting of RSUs are newly issued shares and not issued from treasury stock.

Restricted Stock Units

RSU activity for the six months ended June 30, 2013 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	292,057	$57.89
Granted	45,895	$188.38
Forfeited	(9,864)	$67.32
Settled	(86,741)	$41.75

Outstanding at June 30, 2013	241,347	$88.06

For the six months ended June 30, 2013, a total of 36,427 RSUs were withheld by the Company as a result of net share settlements to satisfy employee tax withholding obligations. During the six months ended June 30, 2013, the Company paid $7.2 million in employee tax withholding obligations related to the RSUs withheld. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have been otherwise issued as a result of the vesting.

Stock Options

Stock option activity for the six months ended June 30, 2013 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	220,349	$20.03
Exercised	(21,760)	$16.60
Forfeited	(363)	$55.18

Outstanding at June 30, 2013	198,226	$20.34

During the three months ended June 30, 2013 and 2012, the Company recognized $2.6 million and $2.1 million, respectively, in total stock-based compensation expense. During the six months ended June 30, 2013 and 2012, the Company recognized $4.0 million and $3.7 million, respectively, in total stock-based compensation expense. As of June 30, 2013, unamortized stock-based compensation expense for unvested RSUs and stock options was $13.3 million and $0.1 million, respectively, with weighted-average remaining amortization periods of 1.5 years and 0.6 years, respectively.

11. Earnings per Share

Basic earnings per share (“EPS”) excludes dilution for potential common stock issuances and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted EPS, the basic weighted-average number of shares is increased by the dilutive effect of RSUs and stock options using the treasury stock method.

The computation of basic and diluted EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
($ in thousands, except per share amounts)
Net Income	$14,783	$8,367	$28,968	$13,817
Noncontrolling interests	602	—	377	—
Allocation of earnings to preferred stockholders	—	—	—	(64)

Net Income Attributable to Common Stockholders	$15,385	$8,367	29,345	$13,753

Shares (in thousands):
Basic: Weighted-average number of shares outstanding	7,821	7,763	7,821	7,615
Plus: Incremental shares from assumed conversion of dilutive instruments	237	318	252	408

Diluted: Weighted-average number of shares outstanding	8,058	8,081	8,073	8,023

Earnings per share - basic	$1.97	$1.08	$3.75	$1.81
Earnings per share - diluted	$1.91	$1.04	$3.64	$1.71

For the three and six months ended June 30, 2013 and 2012, respectively, there were no instruments excluded from the above computation of weighted-average shares for diluted EPS because the effect would be anti-dilutive.

12. Commitments and Contingencies

Legal Matters

The Company can be involved in litigation and arbitration as well as examinations and investigations by various regulatory bodies, including the SEC, involving its compliance with, among other things, securities laws, client investment guidelines, laws governing the activities of broker-dealers and other laws and regulations affecting its products and other activities. Legal and regulatory matters of this nature may involve activities of the Company as an employer, issuer of securities, investor, investment advisor, broker-dealer or taxpayer. The Company cannot predict the ultimate outcome of such legal claims or matters or in certain instances provide reasonable ranges of potential losses. As of the date of this report, the Company believes that the outcomes of its legal or regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on its consolidated financial statements. However, in the event of unexpected subsequent developments and given the inherent unpredictability of these legal and regulatory matters, there can be no assurance that the Company’s assessment of any claim, dispute, regulatory examination or investigation or other legal matter will reflect the ultimate outcome and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.

13. Consolidation of Sponsored Investment Products

In the normal course of its business, the Company sponsors and is the manager of various types of investment products. During the six months ended June 30, 2013 and the year ended December 31, 2012, the Company sponsored and consolidated several mutual funds in which it had a majority voting interest. The consolidation of these investment products has no impact on net income attributable to stockholders. The Company’s risk with respect to these investments is limited to its investment in these products. The Company has no right to the benefits from, nor does it bear the risks associated with, these investment products, beyond the Company’s investments in, and fees generated from these products. If the Company were to liquidate, these investments would not be available to the general creditors of the Company. The Company does not consider cash and cash equivalents and investments held by consolidated sponsored investment products to be assets of the Company other than its direct investment in these products.

During the six months ended June 30, 2013, the Company consolidated one additional mutual fund and deconsolidated three mutual funds because it no longer had a majority voting interest. As of June 30, 2013 the Company consolidated a total of 6 mutual funds.

The following tables reflect the impact of the consolidated sponsored investment products in the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 respectively:

As of June 30, 2013
	Balance Before Consolidation of Investment Products	Consolidated Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Balance Sheet
($ in thousands)
Current assets	$190,535	$44,813	$(34,523)	$200,825
Non-current assets	141,775	—	—	141,775

Total assets	$332,310	$44,813	$(34,523)	$342,600

Current liabilities	$53,287	$867	$2	$54,156
Non-current liabilities	22,642	—	—	22,642

Total liabilities	75,929	867	2	76,798

Redeemable noncontrolling interest	—	—	9,421	9,421
Equity attributable to stockholders of the Company	256,416	43,946	(43,946)	256,416
Non-redeemable noncontrolling interest	(35)	—	—	(35)

Total liabilities and equity	$332,310	$44,813	$(34,523)	$342,600

As of December 31, 2012
	Balance Before Consolidation of Investment Products	Consolidated Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Consolidated Balance Sheet
($ in thousands)
Current assets	$161,286	$43,924	$(40,384)	$164,826
Non-current assets	167,923	—	—	167,923

Total assets	$329,209	$43,924	$(40,384)	$332,749

Current liabilities	$62,034	$364	$13	$62,411
Other non-current liabilities	22,704	—	—	22,704

Total liabilities	84,738	364	13	85,115

Redeemable noncontrolling interest	—	—	3,163	3,163
Equity attributable to stockholders of the Company	244,474	43,560	(43,560)	244,474
Non-redeemable noncontrolling interest	(3)	—	—	(3)

Total liabilities and equity	$329,209	$43,924	$(40,384)	$332,749

The following table reflects the impact of the consolidated sponsored investment products in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2013:

For the Three Months Ended June 30, 2013
	Balance Before Consolidation of Investment Products	Consolidated Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Statement of Operations
($ in thousands)
Total operating revenues	$96,135	$—	$5	$96,140
Total operating expenses	69,125	128	5	69,258

Operating income (loss)	27,010	(128)	—	26,882

Total other non-operating (expense) income	(2,321)	(2,543)	2,083	(2,781)
Income (loss) before income tax expense	24,689	(2,671)	2,083	24,101
Income tax expense	9,318	—	—	9,318

Net income (loss)	15,371	(2,671)	2,083	14,783
Noncontrolling interests	14	—	588	602

Net income (loss) attributable to the Company	$15,385	$(2,671)	$2,671	$15,385

For the Six Months Ended June 30, 2013
	Balance Before Consolidation of Investment Products	Consolidated Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Statement of Operations
($ in thousands)
Total operating revenues	$182,256	$—	$52	$182,308
Total operating expenses	134,010	264	52	134,326

Operating income (loss)	48,246	(264)	—	47,982

Total other non-operating (expense) income	(1,165)	(1,691)	1,610	(1,246)
Income (loss) before income tax expense	47,081	(1,955)	1,610	46,736
Income tax expense	17,768	—	—	17,768

Net income (loss)	29,313	(1,955)	1,610	28,968
Noncontrolling interests	32	—	345	377

Net income (loss) attributable to the Company	$29,345	$(1,955)	$1,955	$29,345

(a)	Adjustments include the elimination of intercompany transactions between the Company and its consolidated sponsored investment products, primarily the elimination of the investments and equity and recording of any noncontrolling interest.

14. New Accounting Standards

In October 2012, the FASB issued Accounting Standards Update (“ASU”) No. 2012-04, Technical Corrections and Improvements. This update amends source literature, clarifies guidance and reference corrections and relocates some guidance within the Accounting Standards Codification. The Company adopted this standard as of January 2013.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “plan,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “project,” “opportunity,” “pipeline,” “predict,” “would,” “potential,” “future,” “forecast” or similar statements or variations of such terms.

Our forward-looking statements are based on a series of expectations, assumptions and projections about our Company and the markets in which we operate, and are not guarantees of future results or performance, and involve substantial risks and uncertainty, including assumptions and projections concerning our assets under management, net cash inflows and outflows, operating cash flows, and future credit facilities, for all forward periods. All of our forward-looking statements contained in this Quarterly Report are as of the date of this Quarterly Report only.

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

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report on Form 10-K, under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, and under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, as well as the following risks and uncertainties: (a) any reduction in our assets under management due to market conditions, investment performance, redemptions or terminations of investment contracts, or regulatory factors; (b) damage to our reputation; (c) our money market funds do not maintain stable net asset values; (d) our inability to attract and retain key personnel; (e) the competition we face in our business, including competition related to investment products and fees; (f) limitations on our deferred tax assets; (g) changes in key distribution relationships; (h) interruptions in service or failure to provide service by third-party service providers for technology services critical to our business; (i) adverse regulatory and legal developments; (j) impairment of our goodwill or intangible assets; (k) lack of availability of required and necessary capital on satisfactory terms; (l) liabilities and losses not covered by our insurance policies; (m) significant reductions to our fee rates; and (n) certain other risks and uncertainties described in our 2012 Annual Report on Form 10-K or in any of our filings with the Securities and Exchange Commission (“SEC”). Any occurrence of, or any material adverse change in, one or more risk factors or risks and uncertainties referred to in this Quarterly Report or included in our 2012 Annual Report on Form 10-K or our other periodic reports filed with the SEC could materially and adversely affect our operations, financial results, cash flows, prospects and liquidity.

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

Overview

We are a provider of investment management and related services to individuals and institutions. We operate a multi-manager investment management business, comprised of affiliated managers that offer multiple investment strategies, as well as those from unaffiliated subadvisors. Each affiliated manager and unaffiliated subadvisor has its own distinct investment style, autonomous investment process and brand. Investors have an array of needs driven by factors such as market conditions, risk tolerance and investment goals. A key element of our business is offering a variety of investment styles and multiple disciplines to meet those needs. To that end, for our mutual funds, we provide investment capabilities from our affiliated managers and select unaffiliated subadvisers. We believe our customers value this approach and appreciate individual managers with distinctive cultures and styles.

We offer investment strategies in a number of product forms and through multiple distribution channels. Our retail products include open-end mutual funds, closed-end funds, variable insurance funds and separately managed accounts. Our open-end funds are distributed primarily through intermediaries. Our closed-end funds trade on the New York Stock Exchange. Our variable insurance funds are available as investment options in variable annuities and life insurance products distributed by third-party insurance companies. Retail separately managed accounts are comprised of intermediary programs, sponsored and distributed by unaffiliated brokerage firms, and private client accounts, which are offerings to the high net-worth clients of our affiliated managers. We also manage institutional accounts for corporations, multi-employer retirement funds, public employee retirement systems, foundations and endowments and special purpose funds. Our earnings are primarily driven by asset-based fees charged on these various products. These fees are based on a percentage of assets under management and are calculated using daily, weekly, or month-end average assets or assets at the end of the preceding quarter. In addition to investment management, we provide ancillary services which consist of fund administration, distribution, shareholder services, and transfer agency.

Financial Highlights

•	Total sales of $5.6 billion in the second quarter of 2013 increased $2.4 billion or 75.0% from $3.2 billion in the second quarter of 2012, driven by higher long-term open-end mutual fund sales.

•	Long-term open-end mutual fund sales increased $2.3 billion or 82.1% to $5.1 billion in the second quarter of 2013 from $2.8 billion in the second quarter of 2012.

•

Second quarter 2013 total positive net flows of $2.5 billion, increased $1.1 billion or 80.4%, primarily from long-term open-end mutual fund sales. Assets under management increased to $52.7 billion at June 30, 2013 from $45.5 billion at December 31, 2012.

•

Total revenue was $96.1 million in the second quarter of 2013, an increase of 43.9% from $66.8 million in the second quarter of 2012 and investment management fees increased 43.7% in the second quarter of 2013 to $64.5 million from $44.9 million in the second quarter of 2012.

•

On April 9, 2013, we acquired a 24% noncontrolling equity interest in Kleinwort Benson Investors International, Ltd. (“KBII”), a subsidiary of Kleinwort Benson Investors (Dublin) for 2.6 million Euros or $3.4 million. KBII is a U.S. registered investment adviser that provides specialized equity strategies to institutional clients. KBII also subadvises the Virtus Emerging Markets Equity Income Fund, an open-end mutual fund that we launched in September 2012.

Assets Under Management

At June 30, 2013, we managed $52.7 billion in total assets, representing an increase of $13.8 billion or 35.6%, from the $38.8 billion managed at June 30, 2012 and an increase of $7.2 billion or 15.8% from December 31, 2012. Long-term assets under management, which exclude cash management products, were $50.9 billion at June 30, 2013, an increase of 37.6% from June 30, 2012 and an increase of 17.0% from December 31, 2012. Average assets under management, which generally correspond to our fee-earning asset levels, were $50.7 billion for the six months ended June 30, 2013, an increase of 36.1% from $37.2 billion for the six months ended June 30, 2012.

The increase in assets under management for the three months ended June 30, 2013 was due primarily to overall positive net flows of $2.5 billion, partially offset by market depreciation of $0.9 billion. The increase in assets under management for the six months ended June 30, 2013 was due primarily to overall positive net flows of $6.2 billion and market appreciation of $1.3 billion. The positive net flows for both the three and six months ended June 30, 2013 were primarily the result of strong sales of long-term open-end mutual fund products. Our best selling open-end mutual fund was the Virtus Emerging Markets Opportunities Fund, which represented 26.4% and 33.6% of long-term open-end mutual fund sales for the three and six months ended June 30, 2013, respectively, as compared to 33.7% and 33.3% of long-term open-end mutual fund sales for the three and six months ended June 30, 2012, respectively.

During the first quarter of 2013, we limited new investments into the Virtus Emerging Markets Opportunities Fund to those from existing shareholders and from shareholders on certain designated broker-dealer platforms. With some investment strategies, it can become necessary to limit the amount of assets managed to ensure appropriate execution of the strategy.

Market depreciation for the three months ended June 30, 2013 and market appreciation for the six months ended June 30, 2013 for assets under management was consistent with the performance of the securities markets during the same periods.

Assets Under Management by Product

The following table summarizes our assets under management by product:

	As of June 30,		Change
	2013	2012	2013 vs. 2012%
($ in millions)
Retail Assets
Mutual fund assets
Long-term open-end funds	$32,351.2	$21,126.1	$11,225.1	53.1%
Closed-end funds	6,422.3	6,051.6	370.7	6.1%
Money market open-end funds	1,707.7	1,818.7	(111.0)	(6.1)%

Total mutual fund assets	40,481.2	28,996.4	11,484.8	39.6%

Variable Insurance Funds	1,250.8	1,295.9	(45.1)	(3.5)%

Separately managed accounts
Intermediary sponsored programs	4,393.9	2,334.6	2,059.3	88.2%
Private client accounts	2,127.8	2,033.1	94.7	4.7%

Total managed account assets	6,521.7	4,367.7	2,154.0	49.3%

Total retail assets	48,253.7	34,660.0	13,593.7	39.2%

Institutional Assets
Institutional accounts	3,789.1	3,498.5	290.6	8.3%
Structured finance products	610.2	680.4	(70.2)	(10.3)%

Total institutional assets	4,399.3	4,178.9	220.4	5.3%

Total Assets Under Management	$52,653.0	$38,838.9	$13,814.1	35.6%

Average Assets Under Management	$50,681.1	$37,245.9	$13,435.2	36.1%

Asset Flows by Product

The following table summarizes our asset flows by product:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Mutual Funds—Long-Term Open-End
Beginning balance	$30,552.5	$19,955.1	$25,827.1	$16,896.6
Inflows	5,069.9	2,754.0	10,780.5	5,642.7
Outflows	(2,462.0)	(1,363.1)	(4,617.0)	(2,566.1)

Net flows	2,607.9	1,390.9	6,163.5	3,076.6
Market (depreciation) appreciation	(886.0)	(253.3)	212.4	1,155.0
Other (1)	76.8	33.4	148.2	(2.1)

Ending balance	$32,351.2	$21,126.1	$32,351.2	$21,126.1

Mutual Funds—Closed-End
Beginning balance	$6,621.0	$5,992.3	$6,231.6	$5,675.6
Inflows	—	9.6	—	215.0
Outflows	—	—	—	—

Net flows	—	9.6	—	215.0
Market (depreciation) appreciation	(61.6)	135.7	388.6	224.9
Other (1)	(137.1)	(86.0)	(197.9)	(63.9)

Ending balance	$6,422.3	$6,051.6	$6,422.3	$6,051.6

Mutual Funds—Money Market
Beginning balance	$1,742.2	$1,803.4	$1,994.1	$2,294.8
Other (1)	(34.5)	15.3	(286.4)	(476.1)

Ending balance	$1,707.7	$1,818.7	$1,707.7	$1,818.7

Variable Insurance Funds
Beginning balance	$1,317.8	$1,395.8	$1,295.7	$1,308.6
Inflows	12.3	8.3	22.1	19.0
Outflows	(65.7)	(60.6)	(126.7)	(125.1)

Net flows	(53.4)	(52.3)	(104.6)	(106.1)
Market (depreciation) appreciation	(14.1)	(47.6)	59.2	93.4
Other (1)	0.5	—	0.5	—

Ending balance	$1,250.8	$1,295.9	$1,250.8	$1,295.9

Separately Managed Accounts (2)
Beginning balance	$6,435.5	$4,304.6	$5,829.0	$3,933.8
Inflows	324.6	342.0	691.6	650.0
Outflows	(295.3)	(231.6)	(529.3)	(483.9)

Net flows	29.3	110.4	162.3	166.1
Market appreciation (depreciation)	87.5	(42.3)	561.4	356.7
Other (1)	(30.6)	(5.0)	(31.0)	(88.9)

Ending balance	$6,521.7	$4,367.7	$6,521.7	$4,367.7

Institutional Products (2)
Beginning balance	$4,538.7	$4,590.7	$4,359.5	$4,478.2
Inflows	189.0	61.0	343.6	163.3
Outflows	(260.6)	(126.7)	(326.6)	(245.3)

Net flows	(71.6)	(65.7)	17.0	(82.0)
Market (depreciation) appreciation	(13.7)	9.7	96.0	127.1
Other (1)	(54.1)	(355.8)	(73.2)	(344.4)

Ending balance	$4,399.3	$4,178.9	$4,399.3	$4,178.9

Total
Beginning balance	$51,207.7	$38,041.9	$45,537.0	$34,587.6
Inflows	5,595.8	3,174.9	11,837.8	6,690.0
Outflows	(3,083.6)	(1,782.0)	(5,599.6)	(3,420.4)

Net flows	2,512.2	1,392.9	6,238.2	3,269.6
Market (depreciation) appreciation	(887.9)	(197.8)	1,317.6	1,957.1
Other (1)	(179.0)	(398.1)	(439.8)	(975.4)

Ending balance	$52,653.0	$38,838.9	$52,653.0	$38,838.9

(1)	Comprised of open-end and closed-end mutual fund distributions, net flows of cash management strategies, net flows and market appreciation (depreciation) on structured products, and net flows from non-sales related activities such as asset acquisitions/(dispositions) and the impact of leverage on assets under management.
(2)	Includes assets under management related to option strategies.

The following table summarizes our assets under management by asset class:

	As of June 30,		Change		% of Total
	2013	2012	2013 vs. 2012%		2013	2012
($ in millions)
Asset Class
Equity (1)	$31,784.7	$22,296.8	$9,487.9	42.6%	60.4%	57.4%
Fixed income	19,121.7	14,680.1	4,441.6	30.3%	36.3%	37.8%
Cash management	1,746.6	1,862.0	(115.4)	(6.2%)	3.3%	4.8%

Total	$52,653.0	$38,838.9	$13,814.1	35.6%	100.0%	100.0%

(1)	Includes assets under management related to option strategies.

Average Assets Under Management and Average Basis Points

The following table summarizes the average assets under management and the average management fee basis points:

	Three Months Ended June 30,
	Average Fees Earned		Average Assets Under Management
	(expressed in basis points)		($ in millions)
	2013	2012	2013	2012
Products
Mutual Funds—Long-Term Open-End	51	50	$32,447.6	$20,360.1
Mutual Funds—Closed-End	61	59	6,614.4	5,924.8
Mutual Funds—Money Market (1)	2	5	1,700.6	1,787.0
Variable Insurance Funds (1)	57	45	1,303.1	1,316.1
Separately Managed Accounts	49	51	6,505.7	4,304.6
Institutional Products	33	31	4,503.3	4,510.9

All Products	49	47	$53,074.7	$38,203.5

	Six Months Ended June 30,
	Average Fees Earned		Average Assets Under Management
	(expressed in basis points)		($ in millions)
	2013	2012	2013	2012
Products
Mutual Funds—Long-Term Open-End	51	50	$30,418.7	$19,497.5
Mutual Funds—Closed-End	60	59	6,508.5	5,843.9
Mutual Funds—Money Market (1)	3	4	1,769.5	1,892.3
Variable Insurance Funds (1)	56	47	1,309.5	1,341.8
Separately Managed Accounts	49	51	6,200.7	4,119.2
Institutional Products	33	30	4,474.2	4,551.2

All Products	49	47	$50,681.1	$37,245.9

(1)	Average fees earned are net of non-affiliated sub-advisory fees.

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

The average fee rate earned increased for the three and six months ended June 30, 2013 compared to the corresponding periods in the prior year, primarily due to continued net flows in higher fee products, as equity assets increased to 60.4% of total assets. Average fees earned on variable insurance funds increased due to a decrease in fund reimbursements.

Results of Operations

Summary Financial Data

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	2013 vs. 2012%		2013	2012	2013 vs. 2012%
($ in thousands)
Results of Operations
Investment management fees	$64,475	$44,878	$19,597	43.7%	$122,252	$86,725	$35,527	41.0%
Other revenue	31,665	21,940	9,725	44.3%	60,056	42,491	17,565	41.3%

Total revenues	96,140	66,818	29,322	43.9%	182,308	129,216	53,092	41.1%

Operating expenses	68,142	51,568	16,574	32.1%	132,100	105,025	27,075	25.8%
Amortization expense	1,116	997	119	11.9%	2,226	1,985	241	12.1%

Total expenses	69,258	52,565	16,693	31.8%	134,326	107,010	27,316	25.5%

Operating income	26,882	14,253	12,629	88.6%	47,982	22,206	25,776	116.1%
Other (expense) income, net	(3,390)	(214)	(3,176)	1,484.1%	(2,211)	1,010	(3,221)	(318.9)%
Interest income (expense), net	609	(103)	712	(691.3)%	965	(198)	1,163	(587.4)%

Income before income taxes	24,101	13,936	10,165	72.9%	46,736	23,018	23,718	103.0%
Income tax expense	9,318	5,569	3,749	67.3%	17,768	9,201	8,567	93.1%

Net income	14,783	8,367	6,416	76.7%	28,968	13,817	15,151	109.7%
Noncontrolling interests	602	—	602	N/A	377	—	377	N/A
Allocation of earnings to preferred stockholders	—	—	—	—%	—	(64)	64	—%

Net income attributable to common stockholders	$15,385	$8,367	$7,018	83.9%	$29,345	$13,753	$15,592	113.4%

Revenues

Revenues by source are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	2013 vs. 2012%		2013	2012	2013 vs. 2012%
($ in thousands)
Investment management fees
Mutual funds	$51,020	$34,454	$16,566	48.1%	$96,248	66,204	$30,044	45.4%
Separately managed accounts	7,910	5,495	2,415	43.9%	15,154	10,528	4,626	43.9%
Institutional accounts	3,706	3,443	263	7.6%	7,212	6,866	346	5.0%
Variable products	1,839	1,486	353	23.8%	3,638	3,127	511	16.3%

Total investment management fees	64,475	44,878	19,597	43.7%	122,252	86,725	35,527	41.0%
Distribution and service fees	19,324	13,587	5,737	42.2%	36,685	26,308	10,377	39.4%
Administration and transfer agent fees	12,061	8,023	4,038	50.3%	22,756	15,425	7,331	47.5%
Other income and fees	280	330	(50)	(15.2)%	615	758	(143)	(18.9)%

Total revenues	$96,140	$66,818	$29,322	43.9%	$182,308	$129,216	$53,092	41.1%

Investment Management Fees

Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payment. Investment management fees increased $19.6 million or 43.7% for the three months ended June 30, 2013, compared to the same period in the prior year, due primarily to a 38.9% increase in average assets under management as compared to the same period in the prior year. The increase in average assets under management for the three months ended June 30, 2013 was primarily due to the cumulative four quarter impact of $9.5 billion in long-term open-end mutual fund net flows, $3.2 billion of market appreciation and $1.3 billion related to the acquisition of Rampart Investment Management.

Investment management fees increased $35.5 million or 41.0% for the six months ended June 30, 2013, compared to the same period in the prior year, due to a 36.1% increase in average assets under management as compared to the same period in the prior year. The increase in average assets under management for the six months ended June 30, 2013 was primarily due to the cumulative four quarter impact of $9.5 billion in long-term open-end mutual fund net flows, $3.2 billion of market appreciation and $1.3 billion related to the acquisition of Rampart Investment Management.

Distribution and Service Fees

Distribution and service fees, which are asset-based fees earned from open-end mutual funds and variable insurance funds, for distribution services we perform on their behalf, increased by $5.7 million or 42.2% and $10.4 million or 39.4%, respectively, for the three and six months ended June 30, 2013 compared to the same periods in the prior year due to higher assets under management. The increase in fees also resulted in a corresponding increase in distribution and administrative expenses, primarily driven by increased payments to our third-party distribution partners for providing services to investors in our sponsored funds, including marketing support services.

Administration and Transfer Agent Fees

Administration and transfer agent fees represent fees earned for fund administration and transfer agent services from our open-end mutual funds, variable insurance funds and certain of our closed-end funds. Administration and transfer agent fees increased $4.0 million or 50.3% and $7.3 million or 47.5%, respectively, for the three and six months ended June 30, 2013 compared to the same periods in the prior year due to higher assets under management.

Other Income and Fees

Other income and fees primarily represent contingent sales charges earned from investor redemptions levied on certain shares sold without a front-end sales charge and fees earned for the distribution of unaffiliated products. Other income and fees decreased $0.1 million or 15.2% and $0.1 million or 18.9%, respectively, for the three and six months ended June 30, 2013 compared to the same periods in the prior year due to a decrease in fees earned for the distribution of unaffiliated products.

Operating Expenses

Operating expenses by category were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	2013 vs. 2012%		2013	2012	2013 vs. 2012%
($ in thousands)
Operating expenses
Employment expenses	$32,878	$25,507	$7,371	28.9%	$65,289	$51,825	$13,464	26.0%
Distribution and administrative expenses	24,252	15,796	8,456	53.5%	45,880	34,719	11,161	32.1%
Other operating expenses	11,012	9,471	1,541	16.3%	20,728	17,687	3,041	17.2%
Restructuring and severance	—	794	(794)	(100.0)%	203	794	(591)	(74.4)%
Amortization expense	1,116	997	119	11.9%	2,226	1,985	241	12.1%

Total operating expenses	$69,258	$52,565	$16,693	31.8%	$134,326	$107,010	$27,316	25.5%

Employment Expenses

Employment expenses primarily consist of fixed and variable compensation and related employee benefit costs. Employment expenses of $32.9 million in the three months ended June 30, 2013 represents an increase of $7.4 million or 28.9% as compared to the same period in the prior year. The increase is primarily due to increases in sales and profit-based variable compensation, payroll taxes and other benefits that increased by $6.9 million from higher sales and profits. Increases in headcount, primarily from the addition of Rampart Investment Management added $0.5 million of expense to the three months ended June 30, 2013.

Employment expenses increased $13.5 million or 26.0% in the six months ended June 30, 2013 compared to the same period in the prior year. The increase is primarily due to increases in sales and profit-based variable compensation, and other benefits that increased by $12.5 million in the 2013 period compared to the same period in the prior year resulting from higher sales and profits. Increases in headcount, primarily from the addition of Rampart Investment Management added $1.0 million of expense to the six months ended June 30, 2013.

Distribution and Administrative Expenses

Distribution and administrative expenses primarily consist of payments to third-party distribution partners for providing services to investors in our sponsored funds, including marketing support services. These payments are generally based on percentages of either assets under management or sales. These expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized over the periods in which commissions are generally recovered from distribution fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares. Distribution and administrative expenses increased by $8.5 million or 53.5% in the three months ended June 30, 2013, compared to the same period in the prior year primarily due to increases in our assets under management.

Distribution and administrative expenses increased $11.2 million or 32.1% in the six months ended June 30, 2013, compared to the same period in the prior year primarily due to increases in our assets under management. There were $3.9 million of closed-end fund launch costs in the first quarter of 2012 for which there were no comparable costs incurred during the corresponding period in 2013.

Other Operating Expenses

Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and entertainment costs, rent and occupancy expenses and other miscellaneous costs. Other operating expenses increased $1.5 million or 16.3% in the three months ended June 30, 2013 and $3.0 million or 17.2% in the six months ended June 30, 2013 compared to the same periods in the prior year primarily due to increases in travel and entertainment costs associated with the expansion of the retail distribution team, increases in investment research costs, as well as rent and occupancy costs as a result of the addition of Rampart Investment Management during the fourth quarter of 2012.

Restructuring and Severance

During the six months ended June 30, 2013, we recorded restructuring and severance charges of $0.2 million. During the three and six months ended June 30, 2012, we incurred $0.8 million of severance costs.

Amortization Expense

Amortization expense primarily consists of the straight-line amortization of acquired investment advisory contracts recorded as definite-lived intangible assets over their estimated useful lives. Amortization expense increased $0.1 million and $0.2 million during the three months and six months ended June 30, 2013, respectively, primarily as a result of the acquisition of Rampart Investment Management during the fourth quarter of 2012.

Other (Expense) Income, net

Other (expense) income, net primarily consists of realized and unrealized gains and losses recorded on trading securities and investments of consolidated sponsored investment products. Other (expense) income, net decreased $3.2 million in the three and six months ended June 30, 2013 compared to the same periods in the prior year primarily as a result of unrealized losses from market declines on the investments of consolidated sponsored investment products.

Interest Income (Expense), net

Interest income (expense), net is primarily attributable to our long-term debt and is reported net of interest and dividend income earned on cash equivalents and investments as well as interest and dividend income related to investments of consolidated sponsored investment products. Interest income (expense), net increased $0.7 million and $1.2 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in the prior year. The increase in interest income (expense), net is due to higher interest and dividend income earned on our cash equivalents and investments as well as investments of our consolidated sponsored investment products. Interest expense for the three and six month periods ended June 30, 2013 decreased by less than $0.1 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in the prior year. The effective interest rate on our outstanding long-term debt, inclusive of the amortization of deferred financing costs, was 4.96% as of June 30, 2013 as compared to 5.07% as of June 30, 2012. The decrease in our effective interest rate is due to the decrease in our interest rate based on the terms of our amended senior secured revolving credit facility (“Credit Facility”) in September 2012.

Income Tax Expense

The provision for income taxes reflects U.S. federal, state and local taxes at an estimated annual effective tax rate of 38.0% and 40.0%, for the six months ended June 30, 2013 and 2012, respectively. The primary difference in the estimated annual effective tax rate for the six months ended June 30, 2013 compared to 2012 was attributable to an expected decrease in our blended state tax rate as a result of 2012 business changes and growth.

Liquidity and Capital Resources

Certain Financial Data

The following table summarizes certain key financial data relating to our liquidity and capital resources:

	June 30,	December 31,	Change
	2013	2012	2013 vs. 2012%
($ in thousands)
Balance Sheet Data
Cash and cash equivalents	$70,851	$63,432	$7,419	11.7%
Trading securities, at fair value	18,020	12,392	5,628	45.4%
Available-for-sale securities, at fair value	2,713	2,656	57	2.1%
Total deferred taxes, net (1)	80,243	96,923	(16,680)	(17.2)%
Long-term notes payable and other debt	15,000	15,000	—	—
Total equity	256,381	244,471	11,910	4.9%
Net assets of consolidated sponsored investment products (2)	34,521	40,397	(5,876)	(14.5)%
Working capital (3)	146,669	102,415	44,254	43.2%
Working capital less redeemable noncontrolling interests (3)	137,248	99,252	37,996	38.3%

(1)	Includes both current and long-term.
(2)	Net assets of consolidated sponsored investment products are comprised of $44.8 million of total assets, $0.9 million of total liabilities and $9.4 million of redeemable noncontrolling interests at June 30, 2013 and $43.9 million of total assets, $0.3 million of total liabilities and $3.2 million of redeemable noncontrolling interest at December 31, 2012.
(3)	Working capital is defined as current assets less current liabilities.

	Six Months Ended June 30,		Change
	2013	2012	2013 vs. 2012%
(in thousands)
Cash Flow Data:
Provided by (used in):
Operating Activities	$22,176	$16,166	$6,010	37.2%
Investing Activities	(5,465)	(2,524)	(2,941)	116.5%
Financing Activities	(9,272)	(10,224)	952	(9.3%)

Capital Requirements

Our business does not require us to maintain significant capital balances. Our short-term capital requirements, which we consider to be those capital requirements due within one year, include payment of annual incentive compensation, salary costs and other operating expenses primarily consisting of investment research costs, professional fees and occupancy expenses. Incentive compensation, which is generally the Company’s largest annual operating cash payment, is paid in the first quarter of the year. In the first quarter of 2013 and 2012, we paid approximately $33.0 million and $24.8 million, respectively, in incentive compensation earned during the years ended December 31, 2012 and 2011 respectively. Short-term capital requirements may also be affected by employee tax withholding payments related to net share settlement upon vesting of restricted stock units (“RSUs”). For the six months ended June 30, 2013, a total of 36,427 RSUs were withheld through net share settlement by the Company to settle employee tax withholding obligations. The Company paid $7.2 million in employee tax withholding obligations related to the RSUs withheld. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that otherwise would have been issued as a result of the vesting. The amount we pay in future periods will vary based on our stock price, the number of RSUs vesting during the period and whether we and our employees elect to satisfy withholding taxes through net share settlement.

We currently maintain a significant portion of our assets in highly liquid positions primarily comprised of cash and cash equivalents, accounts receivable, and marketable securities. Our working capital was $146.7 million as of June 30, 2013, an increase of $44.3 million from $102.4 million as of December 31, 2012. We believe our working capital and cash flows from operations will be adequate to meet our short-term capital requirements.

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

Capital and Reserve Requirements

We have a subsidiary that is a broker-dealer registered with the SEC and is therefore subject to certain rules regarding minimum net capital. The subsidiary is required to maintain a ratio of “aggregate indebtedness” to “net capital,” as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us including additional reporting requirements, tighter ratios and business interruption. As of June 30, 2013 and 2012, the ratio of aggregate indebtedness to net capital of the broker-dealer was below the maximum allowed and our net capital was significantly in excess of that required.

Balance Sheet

Cash and cash equivalents consist of cash in banks and highly liquid money market mutual fund investments. Cash and cash equivalents typically increase in the second, third and fourth quarters of the year as we record, but do not pay, variable incentive compensation. Historically, annual incentive compensation is paid in the first quarter of the year. Marketable securities consist primarily of highly liquid investments in our affiliated mutual funds as well as investments in consolidated sponsored investment products. We provide capital to launch sponsored funds and incubate new investment strategies in their early stages of development. At June 30, 2013 and December 31, 2012, our long-term debt balance was $15.0 million.

Operating Cash Flow

Net cash provided by operating activities of $22.2 million for the six months ended June 30, 2013 increased by $6.0 million from net cash provided by operating activities of $16.2 million in the same period in the prior year due primarily to increases in our revenues based on higher average assets under management, offset by purchases of investments by consolidated sponsored investment products, increases in payments of deferred commissions, increases in accounts receivable and prepaid expenses and other assets and higher annual incentive compensation payments. Cash flows from operating activities for the six months ended June 30, 2013 includes the expected utilization of deferred tax assets to reduce current taxes payable in the amount of $16.9 million.

Investing Cash Flow

Net cash used in investing activities consists primarily of capital expenditures related to our business operations and the reinvestment of dividends in our sponsored mutual funds that are classified as available-for-sale securities. Net cash used in investing activities of $5.5 million for the six months ended June 30, 2013 increased by $2.9 million from net cash used in investing activities of $2.5 million in the same period in the prior year due primarily to the acquisition of our equity method investment in KBII as well as the change in cash and cash equivalents as a result of the deconsolidation of certain consolidated sponsored investment products offset by a decrease of $1.1 million in capital expenditures during the six months ended June 30, 2013.

Financing Cash Flow

Cash flows used in financing activities consist primarily of repurchases of our common stock, contingent payments related to investment management contracts purchased and payment to settle tax withholding obligations for the net share settlement of employee RSUs offset by proceeds from stock option exercises and contributions to noncontrolling interests related to our consolidated sponsored investment products. For the six months ended June 30, 2013, net cash used in financing activities of $9.3 million consists of repurchases of our common stock of $15.0 million, payments to settle tax withholding obligations for the net share settlement of RSUs of $7.2 million and contingent payments made related to acquired investment management contracts of $0.3 million, offset by $12.8 million in third-party contributions to the noncontrolling interests in our consolidated sponsored investment products and $0.4 million in proceeds from stock option exercises.

Long-term Debt

The Company’s Credit Facility, as amended and restated, has a five-year term and provides borrowing capacity of up to $75.0 million with a $7.5 million sub-limit for the issuance of standby letters of credit. In addition, the Credit Facility provides for a $50.0 million increase provision conditioned on approval by the lending group. The Credit Facility is secured by substantially all of the assets of the Company. At June 30, 2013 and December 31, 2012, $15.0 million was outstanding under the Credit Facility. As of June 30, 2013 and December 31, 2012, the Company had the capacity to draw on the remaining amount of the Credit Facility.

Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at the Company’s option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate (as defined in the Credit Facility agreement), plus, in each case, an applicable margin, that ranges from 0.75% to 2.50%. At June 30, 2013, the interest rate in effect for the Credit Facility was 2.0%, exclusive of the amortization of deferred financing costs. Under the terms of the Credit Facility, the Company is also required to pay certain fees, including an annual commitment fee that ranges from 0.35% to 0.50% on undrawn amounts and a letter of credit participation fee at an annual rate equal to the applicable margin as well as any applicable fronting fees, each of which is payable quarterly in arrears.

The Credit Facility contains customary covenants, including covenants that restrict (subject in certain instances to minimum thresholds or exceptions) the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create liens, merge or make acquisitions of less than 100% owned subsidiaries, dispose of assets, enter into leases, sale/leasebacks or acquisitions of capital stock, and make loans, guarantees and investments, among other things. In addition, the Credit Facility contains certain financial covenants, the most restrictive of which include: (i) a minimum interest coverage ratio (generally, adjusted EBITDA to interest expense as defined in and for the period specified in the Credit Facility agreement) of at least 4.00:1, and (ii) a leverage ratio (generally, total indebtedness as of any date to adjusted EBITDA as defined in and for the period specified in the Credit Facility agreement) of no greater than 2.75:1. For purposes of the Credit Facility, adjusted EBITDA generally means, for any period, net income of the Company before interest expense, income taxes, depreciation and amortization expense, and excluding non-cash stock-based compensation, unrealized mark-to-market gains and losses, certain severance, and certain non-cash non-recurring gains and losses as described in and specified under the Credit Facility. At June 30, 2013, the Company was in compliance with all financial covenants under the Credit Facility.

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

Contractual Obligations

Our contractual obligations are summarized in our Annual Report on Form 10-K for the year ended December 31, 2012. As of June 30, 2013, there have been no material changes outside of the ordinary course in our contractual obligations since December 31, 2012.

Critical Accounting Policies and Estimates

Our financial statements and the accompanying notes are prepared in accordance with Generally Accepted Accounting Principles, which requires the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our 2012 Annual Report on Form 10-K. There were no changes in our critical accounting policies in the six months ended June 30, 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our exposure to market risk is directly related to our role as investment advisor for the funds and accounts we manage as investment advisor. Substantially all of our revenue for the six months ended June 30, 2013 and 2012 was derived from investment management, distribution and fund administration fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

We are also subject to market risk due to a decline in the market value of our investments, consisting primarily of marketable securities. At June 30, 2013, the fair value of marketable securities was $63.8 million. Assuming a 10.0% increase or decrease in the fair value of marketable securities at June 30, 2013, our net income would change by $6.1 million and our total comprehensive income would change by $6.4 million for the six months ended June 30, 2013.

Interest Rate Risk

At June 30, 2013, we had $15.0 million outstanding under our Credit Facility that has a variable interest rate. Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at our option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate (as defined in the Credit Facility agreement), plus, in each case, an applicable margin, that ranges from 0.75% to 2.50%. At June 30, 2013, the interest rate in effect for the Credit Facility was 2.0%. A hypothetical 300 basis point change in the interest rate for the six months ended June 30, 2013 would have changed our interest expense by approximately $0.2 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation of such internal controls that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company can be involved in litigation and arbitration as well as examinations, inquiries, and investigations by various regulatory bodies, including the SEC, involving compliance with, among other things, securities laws, client investment guidelines, laws governing the activities of broker-dealers and other laws and regulations affecting our products and other activities. Legal and regulatory matters of this nature may involve activities of the Company as an employer, issuer of securities, investor, investment advisor, broker-dealer or taxpayer. The Company cannot predict the ultimate outcome of such legal claims or matters or in certain instances provide reasonable ranges of potential losses. As of the date of this report, the Company believes that the outcomes of legal or regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on its consolidated financial statements. However, in the event of unexpected subsequent developments and given the inherent unpredictability of legal and regulatory matters, there can be no assurance that the Company’s assessment of any claim, dispute, regulatory examination or investigation or other legal matter will reflect the ultimate outcome, and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.

Item 1A. Risk Factors

There have been no material changes to our risk factors previously reported in our 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the fourth quarter of 2010, the Company implemented a share repurchase program allowing for the repurchase of up to 350,000 shares of our common stock. In the second quarter of 2013, our board of directors approved an extension of the program to permit the repurchase of an additional 350,000 shares of our common stock prior to May 21, 2016. Under the terms of the program, we may repurchase shares of our common stock from time to time in our discretion through open market repurchases and/or privately negotiated transactions, depending on price and prevailing market and business conditions. The program is intended to return capital to shareholders and to generally offset shares issued under equity-based plans. The program may be suspended or terminated at any time.

The following table sets forth information regarding our share repurchases in each month during the quarter ended June 30, 2013:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
April 1 - 30, 2013	—	$—	—	45,000
May 1 - 31, 2013	13,723	$230.44	13,723	381,277
June 1 - 30, 2013	6,277	$230.53	6,277	375,000

(1)	Average price per share is calculated on a settlement basis and excludes commissions.
(2)	The share repurchases above were completed pursuant to a program announced October 14, 2010. Beginning in May 2013, the Company is authorized to repurchase an additional 350,000 shares under the program as extended through May 21, 2016.

There were no unregistered sales of equity securities during the period covered by this Quarterly Report on Form 10-Q. Shares of our common stock purchased by participants in our Employee Stock Purchase Plan were delivered to participant accounts via open market purchases at fair value by the third-party administrator under the plan. We do not reserve shares for this plan or discount the purchase price of the shares.

For the six months ended June 30, 2013, we withheld a total of 36,427 restricted stock units (“RSUs”) as a result of net share settlements to satisfy employee tax withholding obligations. For the six months ended June 30, 2013, we paid $7.2 million in employee tax withholding obligations related to the RSUs withheld. These net share settlements had the effect of share repurchases by us as they reduced the number of shares that would have been otherwise issued as a result of the vesting.

Item 6. Exhibits

Exhibit Number	Description

10.1	Amendment No. 1, dated as of July 2, 2013, to the Amended and Restated Credit Agreement, dated as of September 10, 2012, among the Registrant as Borrower, each of the subsidiary guarantors thereto, and the Bank of New York Mellon, as Administrative Agent under the Credit Agreement

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following information formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2013 and 2012, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the six months ended June 30, 2013 and 2012 and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

**	In accordance with Rule 406T of Regulation S-T, the interactive data files in Exhibit 101 to this Quarterly Report shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed “filed” or part of any registration statement or prospectus filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 2, 2013

VIRTUS INVESTMENT PARTNERS, INC. (Registrant)

By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)