Form 10-Q
period 2013-09-30
VIRTUS INVESTMENT PARTNERS, INC.
filed 2013-11-04
CIK 883237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the registrant’s common stock was 9,101,026 as of October 30, 2013.

VIRTUS INVESTMENT PARTNERS, INC.

“We,” “us,” “our,” the “Company” and “Virtus” as used in this Quarterly Report on Form 10-Q, refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Virtus Investment Partners, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2013	December 31, 2012
($ in thousands, except share data)
Assets
Current Assets
Cash and cash equivalents	$244,683	$63,432
Cash and cash equivalents of consolidated sponsored investment products	44	14
Trading securities, at fair value	18,917	12,392
Available-for-sale securities, at fair value	2,684	2,656
Investments of consolidated sponsored investment products	95,998	43,227
Accounts receivable, net	46,655	37,328
Deferred taxes, net	4,843	1,143
Prepaid expenses and other current assets	4,312	3,951
Other current assets of consolidated sponsored investment products	43,002	683

Total current assets	461,138	164,826
Furniture, equipment, and leasehold improvements, net	7,335	7,788
Intangible assets, net	45,907	48,711
Goodwill	5,260	5,260
Deferred taxes, net	63,274	95,780
Long-term investments ($3,783 and $2,970 at fair value, respectively) and other assets	18,720	10,384

Total assets	$601,634	$332,749

Liabilities and Stockholders’ Equity
Current Liabilities
Accrued compensation and benefits	$39,410	$41,252
Accounts payable	10,842	7,582
Investment securities purchased of consolidated sponsored investment products	42,503	260
Other accrued liabilities	8,499	7,048
Other accrued liabilities of consolidated sponsored investment products	295	117
Broker-dealer payable	7,354	6,152

Total current liabilities	108,903	62,411
Long-term debt	—	15,000
Lease obligations and other long-term liabilities	8,072	7,704

Total liabilities	116,975	85,115

Commitments and Contingencies (Note 13)
Redeemable noncontrolling interests	18,855	3,163
Stockholders’ Equity:
Equity attributable to stockholders:
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 9,450,798 shares issued and 9,100,798 shares outstanding at September 30, 2013 and 8,071,674 shares issued and 7,826,674 shares outstanding at December 31, 2012	95	81
Additional paid-in capital	1,133,350	942,825
Accumulated deficit	(629,977)	(680,411)
Accumulated other comprehensive loss	(177)	(287)
Treasury stock, at cost, 350,000 and 245,000 shares at September 30, 2013 and December 31, 2012, respectively	(37,438)	(17,734)

Total equity attributable to stockholders	465,853	244,474

Noncontrolling interest	(49)	(3)

Total equity	465,804	244,471

Total liabilities and equity	$601,634	$332,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
($ in thousands, except per share data)
Revenues
Investment management fees	$67,119	$47,985	$189,371	$134,710
Distribution and service fees	20,322	14,661	57,007	40,969
Administration and transfer agent fees	12,492	8,774	35,248	24,199
Other income and fees	476	531	1,091	1,289

Total revenues	100,409	71,951	282,717	201,167

Operating Expenses
Employment expenses	33,022	25,899	98,311	77,724
Distribution and administration expenses	25,253	17,764	71,133	52,483
Other operating expenses	8,538	8,346	27,778	25,274
Other operating expenses of consolidated sponsored investment products	231	154	547	154
Restructuring and severance	—	555	203	1,349
Depreciation expense	610	435	1,782	1,194
Amortization expense	1,125	1,031	3,351	3,016

Total operating expenses	68,779	54,184	203,105	161,194

Operating Income	31,630	17,767	79,612	39,973

Other Income (Expense)
Realized and unrealized gain on trading securities, net	1,285	629	1,887	1,639
Realized and unrealized gain (loss) on investments of consolidated sponsored investment products, net	324	541	(2,460)	541
Other income (expense), net	111	(16)	82	(16)

Total other income (expense), net	1,720	1,154	(491)	2,164

Interest Income (Expense)
Interest expense	(207)	(196)	(634)	(671)
Interest and dividend income	126	98	426	375
Interest and dividend income of investments of consolidated sponsored investment products	600	98	1,692	98

Total interest income (expense), net	519	—	1,484	(198)

Income Before Income Taxes	33,869	18,921	80,605	41,939
Income tax expense	12,567	7,279	30,335	16,480

Net Income	21,302	11,642	50,270	25,459
Noncontrolling interests	(213)	—	164	—
Allocation of earnings to preferred stockholders	—	—	—	(64)

Net Income Attributable to Common Stockholders	$21,089	$11,642	$50,434	$25,395

Earnings per share—Basic	$2.64	$1.48	$6.40	$3.30

Earnings per share—Diluted	$2.56	$1.43	$6.21	$3.15

Weighted Average Shares Outstanding—Basic (in thousands)	7,995	7,843	7,879	7,692

Weighted Average Shares Outstanding—Diluted (in thousands)	8,227	8,117	8,125	8,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
($ in thousands)
Net Income	$21,302	$11,642	$50,270	$25,459
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of ($23) and ($12) for the three and nine months ended September 30, 2013, respectively	37	—	19	—
Unrealized (loss) gain on available-for-sale securities, net of tax of $29 and $58 for the three months ended September 30, 2013 and 2012, respectively and $207 and $35 for the nine months ended September 30, 2013 and 2012, respectively	(48)	(89)	91	(54)

Other comprehensive (loss) income	(11)	(89)	110	(54)

Comprehensive income	21,291	11,553	50,380	25,405

Allocation of comprehensive income to preferred stockholders	—	—	—	(64)
Comprehensive (income) loss attributable to noncontrolling interests	(213)	—	164	—

Comprehensive income attributable to common stockholders	$21,078	$11,553	50,544	$25,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
($ in thousands)
Cash Flows from Operating Activities:
Net income	$50,270	$25,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,782	1,194
Intangible asset and other amortization	3,509	3,016
Stock-based compensation	5,983	5,366
Amortization of deferred commissions	10,032	8,089
Payments of deferred commissions	(13,993)	(7,744)
Realized and unrealized gains on trading securities	(1,887)	(1,639)
Realized and unrealized losses (gains) on investments of consolidated sponsored investment products	2,460	(541)
(Purchases) and sales of trading securities, net	(1,163)	691
Purchase of investments by consolidated sponsored investment products, net	(53,531)	(35,024)
Loss on disposal of fixed assets	29	17
Equity in earnings of affiliates	(98)	—
Deferred income taxes	29,001	15,952
Changes in operating assets and liabilities:
Accounts receivable	(9,327)	(5,747)
Prepaid expenses and other assets	(781)	(1,518)
Other current assets of consolidated sponsored investment products	(40,944)	—
Accounts payable and accrued liabilities	2,820	1,288
Other liabilities	966	3,511
Investment securities purchased of consolidated sponsored investment products	40,824	2,054
Other accrued liabilities of consolidated sponsored investment products	127	128

Net cash provided by operating activities	26,079	14,552

Cash Flows from Investing Activities:
Capital expenditures	(1,654)	(2,612)
Purchase of investment management contracts	—	(350)
Change in cash and cash equivalents of consolidated sponsored investment products due to deconsolidation	(666)	—
Acquisition of equity method investee	(3,364)	—
Purchase of available-for-sale securities	(145)	(232)

Net cash used in investing activities	(5,829)	(3,194)

Cash Flows from Financing Activities:
Contingent consideration paid for acquired investment management contracts	(420)	(510)
Repurchase of common shares	(19,704)	(3,059)
Proceeds from exercise of stock options	478	1,787
Payment of deferred financing costs	(26)	(563)
Taxes paid related to net share settlement of restricted stock units	(7,493)	(11,280)
Proceeds from issuance of common stock, net of issuance costs	191,800	—
Repayment of debt	(15,000)	—
Contributions of noncontrolling interests, net	11,396	235

Net cash provided by (used in) financing activities	161,031	(13,390)

Net increase (decrease) in cash and cash equivalents	181,281	(2,032)
Cash and cash equivalents, beginning of period	63,446	45,267

Cash and Cash Equivalents, end of period	$244,727	$43,235

Non-Cash Financing Activities:
Increase to noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment products	$4,414	$—
Preferred stock conversion	$—	$35,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Attributed To	Non- controlling	Total	Redeemable Non- controlling
	Shares	Par Value	Capital	Deficit	Income (Loss)	Shares	Amount	Shareholders	Interest	Equity	Interest
($ in thousands)
Balances at December 31, 2011	6,188,295	$63	$909,983	$(718,083)	$(14)	155,000	$(8,794)	$183,155	$—	$183,155	$—
Net income	—	—	—	25,459	—	—	—	25,459	—	25,459	—
Net unrealized loss on securities available-for-sale	—	—	—	—	(54)	—	—	(54)	—	(54)	—
Activity of noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	235
Preferred stock conversion	1,349,300	14	35,203	—	—	—	—	35,217	—	35,217	—
Repurchase of common shares	(35,000)					35,000	(3,060)	(3,060)	—	(3,060)	—
Issuance of common stock related to employee stock transactions	334,817	3	2,336	—	—	—	—	2,339	—	2,339	—
Taxes paid on stock-based compensation	—	—	(11,280)					(11,280)		(11,280)	—
Stock-based compensation	—	—	4,921	—	—	—	—	4,921	—	4,921	—

Balances at September 30, 2012	7,837,412	$80	$941,163	$(692,624)	$(68)	190,000	$(11,854)	$236,697	$—	$236,697	$235

Balances at December 31, 2012	7,826,674	$81	$942,825	$(680,411)	$(287)	245,000	$(17,734)	$244,474	$(3)	$244,471	$3,163
Net income (loss)	—	—	—	50,434	—	—	—	50,434	(46)	50,388	(118)
Net unrealized gain on securities available-for-sale	—	—	—	—	91	—	—	91	—	91	—
Foreign currency translation adjustment	—	—	—		19			19		19
Activity of noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	15,810
Issuance of common stock, net	1,298,386	13	191,568	—	—	—	—	191,581		191,581
Repurchase of common shares	(105,000)	—	—	—	—	105,000	(19,704)	(19,704)	—	(19,704)	—
Issuance of common stock related to employee stock transactions	80,738	1	982	—	—	—	—	983	—	983	—
Taxes paid on stock-based compensation	—	—	(7,493)					(7,493)		(7,493)	—
Stock-based compensation	—	—	5,468	—	—	—	—	5,468	—	5,468	—

Balances at September 30, 2013	9,100,798	$95	$1,133,350	$(629,977)	$(177)	350,000	$(37,438)	$465,853	$(49)	$465,804	$18,855

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

The Company provides investment management and related services to individuals and institutions throughout the United States of America. The Company’s retail investment management services are provided to individuals through products consisting of open-end mutual funds, closed-end funds, variable insurance funds and separately managed accounts. Separately managed accounts are offered through intermediary programs that are sponsored and distributed by unaffiliated broker-dealers, and individual direct managed account investment services that are provided by the Company. Institutional investment management services are provided primarily to corporations, multi-employer retirement funds, public employee retirement systems, foundations and endowments and special purpose funds.

2. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of the Company’s financial condition and results of operations. The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and sponsored investment products in which it has a controlling interest. Material intercompany accounts and transactions have been eliminated. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.

3. Intangible Assets, Net

Intangible assets, net are summarized as follows:

	September 30, 2013	December 31, 2012
($ in thousands)
Definite-lived intangible assets:
Investment contracts	$162,358	$197,704
Accumulated amortization	(148,867)	(181,409)

Definite-lived intangible assets, net	13,491	16,295
Indefinite-lived intangible assets	32,416	32,416

Total intangible assets, net	$45,907	$48,711

Activity in intangible assets, net is as follows:

	Nine Months Ended September 30,
	2013	2012
($ in thousands)
Intangible assets, net
Balance, beginning of period	$48,711	$52,096
Purchases	356	350
Amortization	(3,160)	(2,893)

Balance, end of period	$45,907	$49,553

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

The Company’s investment is a Euro-denominated noncontrolled affiliate that is accounted for under the equity method of accounting in accordance with Accounting Standard Codification (“ASC”) 323, Investments-Equity Method and Joint Ventures. The entire investment in KBII, including goodwill and definite-lived intangible assets, is recorded on the Condensed Consolidated Balance Sheet within long-term investments and other assets. Under the equity method of accounting, the Company’s share of the noncontrolled affiliate’s net income or loss is recorded in other income (expense), net in the accompanying Condensed Consolidated Statement of Operations. Distributions received reduce the Company’s investment balance. The investment is evaluated for impairment as events or changes indicate that the carrying amount exceeds its fair value. If the carrying amount of this investment does exceed fair value and the decline in fair value is deemed to be other than temporary, an impairment charge will be recorded. If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amount of the impairment loss, if any.

This investment is translated into U.S. dollars at current exchange rates as of the end of each accounting period. Net income or loss of the noncontrolled affiliate is translated at average exchange rates in effect during the accounting period. Net translation exchange gains and losses are excluded from income and recorded in accumulated other comprehensive income.

5. Marketable Securities

The Company’s marketable securities consist of trading securities, investments of consolidated sponsored investment products, and available-for-sale securities. The composition of the Company’s marketable securities as of September 30, 2013 and December 31, 2012 is summarized as follows:

September 30, 2013
	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored mutual funds and variable insurance funds	$11,845	$(685)	$2,653	$13,813
Equity securities	3,898	—	1,206	5,104
Investments of consolidated sponsored investment products:
Debt securities	29,598	(2,154)	165	27,609
Equity securities	66,679	(415)	2,125	68,389
Available-for-sale:
Sponsored closed-end funds	2,764	(125)	45	2,684

Total marketable securities	$114,784	$(3,379)	$6,194	$117,599

December 31, 2012
	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored mutual funds and variable insurance funds	$7,312	$(689)	$1,390	$8,013
Equity securities	3,739	—	640	4,379
Investments of consolidated sponsored investment products:
Debt securities	24,830	(21)	1,003	25,812
Equity securities	16,537	(144)	1,022	17,415
Available-for-sale:
Sponsored closed-end funds	2,619	(37)	74	2,656

Total marketable securities	$55,037	$(891)	$4,129	$58,275

6. Fair Value Measurements

The Company’s assets measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 by fair value hierarchy level were as follows:

September 30, 2013
	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Marketable securities trading:
Sponsored mutual funds and variable insurance funds	$13,813	$—	$—	$13,813
Equity securities	5,104	—	—	5,104
Investments of consolidated sponsored investment products:
Debt securities	—	27,609	—	27,609
Equity securities	67,449	940	—	68,389
Marketable securities available for sale:
Sponsored closed-end funds	2,684	—	—	2,684
Other assets
Nonqualified retirement plan assets	3,783	—	—	3,783

Total assets measured at fair value	$92,833	$28,549	$—	$121,382

December 31, 2012
	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Marketable securities trading:
Sponsored mutual funds and variable insurance funds	$8,013	$—	$—	$8,013
Equity securities	4,379	—	—	4,379
Investments of consolidated sponsored investment products:
Debt securities	—	25,812	—	25,812
Equity securities	10,092	7,323	—	17,415
Marketable securities available for sale:
Sponsored closed-end funds	2,656	—	—	2,656
Other assets
Nonqualified retirement plan assets	2,970	—	—	2,970

Total assets measured at fair value	$28,110	$33,135	$—	$61,245

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

Investments of consolidated sponsored investment products represent the underlying debt and equity securities held in sponsored mutual funds in which the Company has an investment and are consolidated by the Company. Equity securities are valued at the official closing price on the exchange on which the securities are traded and are categorized within Level 1. Level 2 investments include certain non-U.S. securities for which closing prices are not readily available or are deemed to not reflect readily available market prices and are valued using an independent pricing service as well as most debt securities which are valued based on quotations received from independent pricing services or from dealers who make markets in such securities. Pricing services do not provide pricing for all securities and therefore indicative bids from dealers are utilized, which are based on pricing models used by market makers in the security and are also included within Level 2.

Equity securities include securities traded on active markets and are valued at the official closing price (typically last sale or bid) on the exchange on which the securities are primarily traded and are classified within Level 1.

Sponsored closed-end funds represent investments for which the Company acts as advisor and are actively traded on the New York Stock Exchange. The fair value of these securities is determined based on the official closing price and are categorized as Level 1.

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

Transfers into and out of levels are reflected when significant inputs, including market inputs or performance attributes, used for the fair value measurement become observable or unobservable or when the Company determines it has the ability, or no longer has the ability, to redeem, in the near term, certain investments that the Company values using a net asset value, or if the book value of certain equity method investments no longer represents fair value. Securities held by the consolidated sponsored investment products, with an end-of-period value of $5.2 million were transferred from Level 2 to Level 1 during the nine months ended September 30, 2013 due to the availability of unadjusted quoted market prices in active markets. There were no transfers from Level 1 to Level 2 during the nine months ended September 30, 2013. There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2012.

7. Equity Transactions

During September 2013, the Company issued 1.3 million shares of common stock in a public offering for net proceeds of $191.6 million after underwriting discounts, commissions and other offering expenses, pursuant to an already effective shelf registration statement.

During the nine months ended September 30, 2013, pursuant to the Company’s initial share repurchase program implemented in the fourth quarter of 2010, the Company repurchased 105,000 common shares at a weighted average price of $187.61 per share plus transaction costs for a total cost of approximately $19.7 million. During the nine months ended September 30, 2012, the Company repurchased 35,000 common shares at a weighted average price of $87.41 per share for a total cost of approximately $3.1 million under the initial share repurchase program. As of September 30, 2013, the Company has repurchased a total of 350,000 shares of common stock at a weighted average price of $106.92 per share plus transaction costs for a total cost of $37.4 million completing the initial share repurchase program.

In May 2013, the Company’s board of directors authorized an extension of its share repurchase program to permit the purchase of an additional 350,000 shares of common stock prior to May 21, 2016. At September 30, 2013, there were 350,000 shares of common stock remaining authorized for repurchase under the extended share repurchase program.

8. Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component for the nine months ended September 30, 2013 and 2012 are as follows:

($ in thousands)	Unrealized Gains and (Losses) on Securities Available-for- Sale	Foreign Currency Translation Adjustments
Balance December 31, 2012	$(287)	$—
Unrealized net gains on investments, net of tax of $207	91	—
Foreign currency translation adjustments, net of tax of ($12)	—	19
Amounts reclassified from accumulated other comprehensive income	—	—

Net current-period other comprehensive income	91	19

Balance September 30, 2013	$(196)	$19

($ in thousands)	Unrealized Losses on Securities Available-for- Sale
Balance December 31, 2011	$(14)
Unrealized net losses on investments, net of tax of $35	(54)
Amounts reclassified from accumulated other comprehensive income	—

Net current-period other comprehensive income	(54)

Balance September 30, 2012	$(68)

9. Related Party Transactions

In May 2006, the Company acquired the rights to advise, distribute and administer the Insight Funds from BMO Asset Management Corp. (“BMO”), a subsidiary of BMO Financial Corp. BMO and BMO Financial Corp., a significant stockholder of the Company, are related parties of the Company.

Sub-advisory investment management fees and distribution and administration fee expenses paid or payable to BMO were $0.1 million and $0.4 million for the three months ended September 30, 2013 and 2012, respectively and $0.5 million and $1.8 million for the nine months ended September 30, 2013 and 2012, respectively. At both September 30, 2013 and December 31, 2012, less than $0.1 million was payable to BMO and its affiliates related to sub-advisory investment management fees and distribution fees.

10. Stock-Based Compensation

The Company has an Omnibus Incentive and Equity Plan (the “Plan”) under which employees, directors and consultants may be granted equity-based awards, including restricted stock units (“RSUs”), stock options and unrestricted shares of common stock. At September 30, 2013, 496,694 shares of common stock remain available for issuance of the 1,800,000 shares that were reserved for issuance under the Plan. Each RSU entitles the holder to one share of Virtus common stock when the restriction expires. RSUs generally have a term of three years and may be time-vested or performance-contingent. Stock options generally vest over three years and have a contractual life of ten years. Stock options are granted with an exercise price equal to the fair market value of the shares at the date of grant. The fair value of each RSU is estimated using the intrinsic value method, which is based on the fair market value price on the date of grant. Shares that are issued upon exercise of employee stock options and vesting of RSUs are newly issued shares and not issued from treasury stock.

Restricted Stock Units

RSU activity for the nine months ended September 30, 2013 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	292,057	$57.89
Granted	46,000	$188.36
Forfeited	(11,942)	$88.00
Settled	(91,269)	$38.23

Outstanding at September 30, 2013	234,846	$88.26

For the nine months ended September 30, 2013, a total of 38,128 RSUs were withheld by the Company as a result of net share settlements to satisfy employee tax withholding obligations. During the nine months ended September 30, 2013, the Company paid $7.5 million in employee tax withholding obligations related to the RSUs withheld. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have been otherwise issued as a result of the vesting.

Stock Options

Stock option activity for the nine months ended September 30, 2013 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	220,349	$20.03
Exercised	(25,512)	$18.76
Forfeited	(363)	$55.18

Outstanding at September 30, 2013	194,474	$20.13

During the three months ended September 30, 2013 and 2012, the Company recognized $2.0 million and $1.6 million, respectively, in total stock-based compensation expense. During the nine months ended September 30, 2013 and 2012, the Company recognized $6.0 million and $5.4 million, respectively, in total stock-based compensation expense. As of September 30, 2013, unamortized stock-based compensation expense for unvested RSUs and stock options was $11.2 million and $0.1 million, respectively, with weighted-average remaining amortization periods of 1.2 years and 0.5 years, respectively.

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

The computation of basic and diluted EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
($ in thousands, except per share amounts)
Net Income	$21,302	$11,642	$50,270	$25,459
Noncontrolling interests	(213)	—	164	—
Allocation of earnings to preferred stockholders	—	—	—	(64)

Net Income Attributable to Common Stockholders	$21,089	$11,642	50,434	$25,395

Shares (in thousands):
Basic: Weighted-average number of shares outstanding	7,995	7,843	7,879	7,692
Plus: Incremental shares from assumed conversion of dilutive instruments	232	274	246	363

Diluted: Weighted-average number of shares outstanding	8,227	8,117	8,125	8,055

Earnings per share - basic	$2.64	$1.48	$6.40	$3.30
Earnings per share - diluted	$2.56	$1.43	$6.21	$3.15

For the three and nine months ended September 30, 2013, respectively, there were 3,115 instruments excluded from the above computation of weighted-average shares for diluted EPS because the effect would be anti-dilutive. For the three and nine months ended September 30, 2012, respectively, there were no instruments excluded from the above computation of weighted-average shares for diluted EPS because the effect would be anti-dilutive.

12. Long Term Debt

During the third quarter of 2013, the Company repaid the $15.0 million outstanding balance under its senior secured revolving credit facility (“Credit Facility”). As of September 30, 2013, no amount remains outstanding and the Company had the capacity to draw on the full $75.0 million available under the Credit Facility.

13. Commitments and Contingencies

The Company can be involved in litigation and arbitration as well as examinations and investigations by various regulatory bodies, including the SEC, involving its compliance with, among other things, securities laws, client investment guidelines, laws governing the activities of broker-dealers and other laws and regulations affecting its products, subadvisors and other activities. Legal and regulatory matters of this nature may involve activities of the Company as an employer, issuer of securities, investor, investment advisor, broker-dealer or taxpayer. The Company cannot predict the ultimate outcome of such legal claims or matters or in certain instances provide reasonable ranges of potential losses. As of the date of this report, the Company believes that the outcomes of its legal or regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on its consolidated financial statements. However, in the event of unexpected subsequent developments and given the inherent unpredictability of these legal and regulatory matters, there can be no assurance that the Company’s assessment of any claim, dispute, regulatory examination or investigation or other legal matter will reflect the ultimate outcome and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.

14. Consolidation of Sponsored Investment Products

In the normal course of its business, the Company sponsors and is the manager of various types of investment products. During the nine months ended September 30, 2013 and the year ended December 31, 2012, the Company sponsored and consolidated several mutual funds in which it had a majority voting interest. The consolidation of these investment products has no impact on net income attributable to stockholders. The Company’s risk with respect to these investments is limited to its investment in these products. The Company has no right to the benefits from, nor does it bear the risks associated with, these investment products, beyond the Company’s investments in, and fees generated from these products. If the Company were to liquidate, these investments would not be available to the general creditors of the Company. The Company does not consider cash and cash equivalents and investments held by consolidated sponsored investment products to be assets of the Company other than its direct investment in these products.

During the nine months ended September 30, 2013, the Company consolidated three additional mutual funds and deconsolidated three mutual funds because it no longer had a majority voting interest. As of September 30, 2013, the Company consolidated a total of eight mutual funds.

The following tables reflect the impact of the consolidated sponsored investment products in the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 respectively:

As of September 30, 2013
	Balance Before Consolidation of Investment Products	Consolidated Investment Products		Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Balance Sheet
($ in thousands)
Current assets	$399,485	$139,044	(1)	$(77,391)	$461,138
Non-current assets	140,496	—		—	140,496

Total assets	$539,981	$139,044		$(77,391)	$601,634

Current liabilities	$66,105	$42,824		$(26)	$108,903
Non-current liabilities	8,072	—		—	8,072

Total liabilities	74,177	42,824		(26)	116,975

Redeemable noncontrolling interest	—	—		18,855	18,855
Equity attributable to stockholders of the Company	465,853	96,220		(96,220)	465,853
Non-redeemable noncontrolling interest	(49)	—		—	(49)

Total liabilities and equity	$539,981	$139,044		$(77,391)	$601,634

As of December 31, 2012
	Balance Before Consolidation of Investment Products	Consolidated Investment Products		Eliminations and Adjustments (a)	Balances as Reported in Consolidated Balance Sheet
($ in thousands)
Current assets	$161,286	$43,924		$(40,384)	$164,826
Non-current assets	167,923	—		—	167,923

Total assets	$329,209	$43,924		$(40,384)	$332,749

Current liabilities	$62,034	$364		$13	$62,411
Other non-current liabilities	22,704	—		—	22,704

Total liabilities	84,738	364		13	85,115

Redeemable noncontrolling interest	—	—		3,163	3,163
Equity attributable to stockholders of the Company	244,474	43,560		(43,560)	244,474
Non-redeemable noncontrolling interest	(3)	—		—	(3)

Total liabilities and equity	$329,209	$43,924		$(40,384)	$332,749

(1)	Includes other current assets of $41.0 million related to unsettled fund share receivables of consolidated sponsored investment products at September 30, 2013.

The following table reflects the impact of the consolidated sponsored investment products in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2013 and 2012:

For the Three Months Ended September 30, 2013
	Balance Before Consolidation of Investment Products	Consolidated Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Statement of Operations
($ in thousands)
Total operating revenues	$100,319	$—	$90	$100,409
Total operating expenses	68,547	142	90	68,779

Operating income (loss)	31,772	(142)	—	31,630

Total other non-operating income (expense)	1,870	923	(554)	2,239
Income (loss) before income tax expense	33,642	781	(554)	33,869
Income tax expense	12,567	—	—	12,567

Net income (loss)	21,075	781	(554)	21,302
Noncontrolling interests	14	—	(227)	(213)

Net income (loss) attributable to the Company	$21,089	$781	$(781)	$21,089

For the Three Months Ended September 30, 2012
	Balance Before Consolidation of Investment Products	Consolidated Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Statement of Operations
($ in thousands)
Total operating revenues	$71,825	$—	$126	$71,951
Total operating expenses	54,030	28	126	54,184

Operating income (loss)	17,795	(28)	—	17,767

Total other non-operating income (expense)	1,126	639	(611)	1,154
Income (loss) before income tax expense	18,921	611	(611)	18,921
Income tax expense	7,279	—	—	7,279

Net income (loss)	11,642	611	(611)	11,642
Noncontrolling interests	—	—	—	—

Net income (loss) attributable to the Company	$11,642	$611	$(611)	$11,642

For the Nine Months Ended September 30, 2013
	Balance Before Consolidation of Investment Products	Consolidated Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Statement of Operations
($ in thousands)
Total operating revenues	$282,575	$—	$142	$282,717
Total operating expenses	202,557	406	142	203,105

Operating income (loss)	80,018	(406)	—	79,612

Total other non-operating income (expense)	705	(768)	1,056	993
Income (loss) before income tax expense	80,723	(1,174)	1,056	80,605
Income tax expense	30,335	—	—	30,335

Net income (loss)	50,388	(1,174)	1,056	50,270
Noncontrolling interests	46	—	118	164

Net income (loss) attributable to the Company	$50,434	$(1,174)	$1,174	$50,434

For the Nine Months Ended September 30, 2012
	Balance Before Consolidation of Investment Products	Consolidated Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Statement of Operations
Total operating revenues	$201,041	$—	$126	$201,167
Total operating expenses	161,040	28	126	161,194

Operating income (loss)	40,001	(28)	—	39,973

Total other non-operating income (expense)	1,938	639	(611)	1,966
Income (loss) before income tax expense	41,939	611	(611)	41,939
Income tax expense	16,480	—	—	16,480

Net income (loss)	25,459	611	(611)	25,459
Allocation of earnings to preferred stockholders	(64)	—	—	(64)

Net income (loss) attributable to the Company	$25,395	$611	$(611)	$25,395

(a)	Adjustments include the elimination of intercompany transactions between the Company and its consolidated sponsored investment products, primarily the elimination of the investments and equity and recording of any noncontrolling interest.

14. New Accounting Standards

In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-04, Technical Corrections and Improvements. This update amends source literature, clarifies guidance and reference corrections and relocates some guidance within the ASC. The Company adopted this standard as of January 2013.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes thereto, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The Company has adopted this standard as of January 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “plan,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “project,” “opportunity,” “pipeline,” “predict,” “would,” “potential,” “future,” “forecast,” “likely,” “targets” or similar statements or variations of such terms.

Our forward-looking statements are based on a series of expectations, assumptions and projections about our Company and the markets in which we operate, and are not guarantees of future results or performance, and involve substantial risks and uncertainty, including assumptions and projections concerning our assets under management, net cash inflows and outflows, operating cash flows, and future credit facilities, for all future periods. All of our forward-looking statements contained in this Quarterly Report are as of the date of this Quarterly Report only.

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

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report on Form 10-K, under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2013 and June 30, 2013, and under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, as well as the following risks and uncertainties: (a) any reduction in our assets under management due to market conditions, investment performance, redemptions or terminations of investment contracts, or regulatory factors; (b) damage to our reputation; (c) our money market funds do not maintain stable net asset values; (d) our inability to attract and retain key personnel; (e) the competition we face in our business, including competition related to investment products and fees; (f) limitations on our deferred tax assets; (g) changes in key distribution relationships; (h) interruptions in service or failure to provide service by third-party service providers for technology services critical to our business; (i) adverse regulatory and legal developments; (j) impairment of our goodwill or intangible assets; (k) lack of availability of required and necessary capital on satisfactory terms; (l) liabilities and losses not covered by our insurance policies; (m) significant reductions to our fee rates; and (n) certain other risks and uncertainties described in our 2012 Annual Report on Form 10-K or in any of our filings with the Securities and Exchange Commission (“SEC”). Any occurrence of, or any material adverse change in, one or more risk factors or risks and uncertainties referred to in this Quarterly Report or included in our 2012 Annual Report on Form 10-K or our other periodic reports filed with the SEC could materially and adversely affect our operations, financial results, cash flows, prospects and liquidity.

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

Overview

We are a provider of investment management and related services to individuals and institutions. We use a multi-manager, multi-style approach, offering investment strategies from affiliated managers and unaffiliated subadvisers, each having its own distinct investment style, autonomous investment process and individual brand. By offering a broad array of products, we believe we can appeal to a greater number of investors and be less exposed to changes in market cycles and investor preferences, allowing us to participate in growth opportunities across different market cycles. Our earnings are primarily driven by asset-based fees charged for services relating to these various products including investment management, fund administration, distribution and shareholder services.

We offer investment strategies for individual and institutional investors in different product structures and through multiple distribution channels. Our investment strategies are available in a diverse range of styles and disciplines, managed by a collection of boutique investment managers, both affiliated and unaffiliated. We have offerings in various asset classes (equity, fixed income, money market and alternative), in all market capitalizations (large, mid and small), in different styles (growth, blend and value) and with various investment approaches (fundamental, quantitative and thematic). Our retail products include open-end mutual funds, closed-end funds, variable insurance funds and separately managed accounts. We also offer certain of our investment strategies to institutional clients.

We distribute our open-end mutual funds through financial intermediaries. We have broad access in the retail market, with distribution partners that include national and regional broker-dealers, independent broker-dealers and independent financial advisory firms. In many of these firms, we have a number of products that are on the firms’ preferred “recommended” lists and on fee-based advisory programs. Our sales efforts are supported with two teams of external and internal regional sales professionals (for the national wirehouse and regional broker channel and the independent /registered investment advisor channel), and a national account relationship group, and separate teams for the retirement and insurance markets.

Our separately managed accounts are distributed through financial intermediaries and we also serve high net-worth clients through specialized teams at our affiliated managers who develop relationships in this market and deal directly with these clients. Our institutional distribution strategy is an affiliate-centric and coordinated model. Institutional resources at affiliates and certain combined resources work collaboratively on institutional sales efforts. Through relationships with consultants, they target key market segments, including foundations and endowments, corporate, public and private pension plans.

Financial Highlights

•	Total sales of $4.9 billion in the third quarter of 2013 increased $1.0 billion, or 24.6%, from $3.9 billion in the third quarter of 2012, driven by higher long-term open-end mutual fund sales.

•	Long-term open-end mutual fund sales increased $1.0 billion, or 28.8%, to $4.3 billion in the third quarter of 2013 from $3.3 billion in the third quarter of 2012.

•	Third quarter 2013 total positive net flows were $1.2 billion primarily from long-term open-end mutual fund sales. Assets under management increased to $55.0 billion at September 30, 2013 from $45.5 billion at December 31, 2012.

•	Total revenue was $100.4 million in the third quarter of 2013, an increase of 39.6% from $72.0 million in the third quarter of 2012 and investment management fees increased 39.9% in the third quarter of 2013 to $67.1 million from $48.0 million in the third quarter of 2012.

Assets Under Management

At September 30, 2013, we managed $55.0 billion in total assets, representing an increase of $13.2 billion or 31.6%, from the $41.8 billion managed at September 30, 2012 and an increase of $9.5 billion or 20.8% from December 31, 2012. Long-term assets under management, which exclude cash management products, were $53.4 billion at September 30, 2013, an increase of 33.4% from September 30, 2012 and an increase of 22.6% from December 31, 2012. Average assets under management, which generally correspond to our fee-earning asset levels, were $51.8 billion for the nine months ended September 30, 2013, an increase of 35.6% from $38.2 billion for the nine months ended September 30, 2012.

The increase in assets under management for the three and nine months ended September 30, 2013 was due primarily to overall positive net flows of $1.2 billion and $7.5 billion, respectively, and by market appreciation of $1.3 billion and $2.6 billion, respectively. The positive net flows for both the three and nine months ended September 30, 2013 were primarily the result of strong sales of long-term open-end mutual fund products. Our best-selling open-end mutual fund was the Virtus Emerging Markets Opportunities Fund, which represented 25.6% and 31.4% of long-term open-end mutual fund sales for the three and nine months ended September 30, 2013, respectively.

During the first quarter of 2013, we limited new investments into the Virtus Emerging Markets Opportunities Fund to those from existing shareholders and from shareholders on certain designated broker-dealer platforms. With some investment strategies, it can become necessary to limit the amount of assets managed to ensure appropriate execution of the strategy.

Market appreciation for the three and nine months ended September 30, 2013 for assets under management was consistent with the performance of the securities markets during the same periods.

Assets Under Management by Product

The following table summarizes our assets under management by product:

	As of September 30,		Change
	2013	2012	2013 vs. 2012%
($ in millions)
Retail Assets
Mutual fund assets
Long-term open-end funds	$34,173.0	$23,615.7	$10,557.3	44.7%
Closed-end funds	6,379.4	6,365.3	14.1	0.2%
Money market open-end funds	1,610.2	1,763.8	(153.6)	(8.7)%

Total mutual fund assets	42,162.6	31,744.8	10,417.8	32.8%

Variable Insurance Funds	1,286.8	1,311.9	(25.1)	(1.9)%

Separately managed accounts
Intermediary sponsored programs	4,744.6	2,420.6	2,324.0	96.0%
Private client accounts	2,206.1	2,110.4	95.7	4.5%

Total managed account assets	6,950.7	4,531.0	2,419.7	53.4%

Total retail assets	50,400.1	37,587.7	12,812.4	34.1%

Institutional Assets
Institutional accounts	4,017.1	3,525.8	491.3	13.9%
Structured finance products	589.8	686.9	(97.1)	(14.1)%

Total institutional assets	4,606.9	4,212.7	394.2	9.4%

Total Assets Under Management	$55,007.0	$41,800.4	$13,206.6	31.6%

Average Assets Under Management	$51,780.8	$38,185.1	$13,595.7	35.6%

Asset Flows by Product

The following table summarizes our asset flows by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Mutual Funds - Long-term Open-end
Beginning balance	$32,351.2	$21,126.1	$25,827.1	$16,896.6
Inflows	4,256.0	3,304.8	15,036.5	8,947.5
Outflows	(3,125.3)	(1,708.9)	(7,742.3)	(4,275.0)

Net flows	1,130.7	1,595.9	7,294.2	4,672.5
Market appreciation	635.2	911.9	847.6	2,066.9
Other (1)	55.9	(18.2)	204.1	(20.3)

Ending balance	$34,173.0	$23,615.7	$34,173.0	$23,615.7

Mutual Funds - Closed-end
Beginning balance	$6,422.3	$6,051.6	$6,231.6	$5,675.6
Inflows	—	229.2	—	444.2
Outflows	—	—	—	—

Net flows	—	229.2	—	444.2
Market appreciation	118.7	181.5	507.3	406.4
Other (1)	(161.6)	(97.0)	(359.5)	(160.9)

Ending balance	$6,379.4	$6,365.3	$6,379.4	$6,365.3

Mutual Funds - Money Market Open-end
Beginning balance	$1,707.7	$1,818.7	$1,994.1	$2,294.8
Other (1)	(97.5)	(54.9)	(383.9)	(531.0)

Ending balance	$1,610.2	$1,763.8	$1,610.2	$1,763.8

Variable Insurance Funds
Beginning balance	$1,250.8	$1,295.9	$1,295.7	$1,308.6
Inflows	13.1	13.5	35.2	32.5
Outflows	(59.4)	(52.8)	(186.1)	(177.9)

Net flows	(46.3)	(39.3)	(150.9)	(145.4)
Market appreciation	82.3	55.3	141.5	148.7
Other (1)	—	—	0.5	—

Ending balance	$1,286.8	$1,311.9	$1,286.8	$1,311.9

Separately Managed Accounts (2)
Beginning balance	$6,521.7	$4,367.7	$5,829.0	$3,933.8
Inflows	312.7	246.6	1,004.3	896.6
Outflows	(283.4)	(211.1)	(812.7)	(695.0)

Net flows	29.3	35.5	191.6	201.6
Market appreciation	399.7	128.0	961.1	484.7
Other (1)	—	(0.2)	(31.0)	(89.1)

Ending balance	$6,950.7	$4,531.0	$6,950.7	$4,531.0

Institutional Products (2)
Beginning balance	$4,399.3	$4,178.9	$4,359.5	$4,478.2
Inflows	287.3	112.6	630.9	275.9
Outflows	(155.0)	(159.5)	(481.6)	(404.8)

Net flows	132.3	(46.9)	149.3	(128.9)
Market appreciation	96.4	74.2	192.4	201.3
Other (1)	(21.1)	6.5	(94.3)	(337.9)

Ending balance	$4,606.9	$4,212.7	$4,606.9	$4,212.7

Total
Beginning balance	$52,653.0	$38,838.9	$45,537.0	$34,587.6
Inflows	4,869.1	3,906.7	16,706.9	10,596.7
Outflows	(3,623.1)	(2,132.3)	(9,222.7)	(5,552.7)

Net flows	1,246.0	1,774.4	7,484.2	5,044.0
Market appreciation	1,332.3	1,350.9	2,649.9	3,308.0
Other (1)	(224.3)	(163.8)	(664.1)	(1,139.2)

Ending balance	$55,007.0	$41,800.4	$55,007.0	$41,800.4

(1)	Comprised of open-end and closed-end mutual fund distributions, net flows of cash management strategies, net flows and market appreciation (depreciation) on structured products, and net flows from non-sales related activities such as asset acquisitions/(dispositions) and the impact of leverage on assets under management.
(2)	Includes assets under management related to option strategies.

The following table summarizes our assets under management by asset class:

	As of September 30,		Change		% of Total
	2013	2012	2013 vs. 2012%		2013	2012
($ in millions)
Asset Class (1)
Equity (2)	$31,595.9	$23,388.3	$8,207.6	35.1%	57.5%	56.0%
Fixed income	15,855.2	14,303.5	1,551.7	10.8%	28.8%	34.2%
Alternative (3)	5,907.4	2,298.1	3,609.3	157.1%	10.7%	5.5%
Cash management	1,648.5	1,810.5	(162.0)	(8.9%)	3.0%	4.3%

Total	$55,007.0	$41,800.4	$13,206.6	31.6%	100.0%	100.0%

(1)	Amounts in prior periods have been recast to conform to the current period presentation.
(2)	Includes assets under management related to option strategies.
(3)	Includes assets under management primarily related to options, long/short strategies and real estate securities.

Average Assets Under Management and Average Basis Points

The following table summarizes the average assets under management and the average management fee basis points:

	Three Months Ended September 30,
	Average Fees Earned		Average Assets Under Management
	(expressed in basis points)		($ in millions)
	2013	2012	2013	2012
Products
Mutual Funds—Long-Term Open-End (1)	51	51	$33,604.3	$22,246.3
Mutual Funds—Closed-End	63	59	6,442.9	6,114.2
Mutual Funds—Money Market (1)	1	4	1,672.5	1,805.6
Variable Insurance Funds (1)	57	47	1,280.4	1,307.6
Separately Managed Accounts	48	51	6,495.8	4,367.7
Institutional Products	34	30	4,484.3	4,222.1

All Products	49	48	$53,980.2	$40,063.5

	Nine Months Ended September 30,
	Average Fees Earned		Average Assets Under Management
	(expressed in basis points)		($ in millions)
	2013	2012	2013	2012
Products
Mutual Funds—Long-Term Open-End (1)	51	50	$31,480.6	$20,413.8
Mutual Funds—Closed-End	61	59	6,486.7	5,934.0
Mutual Funds—Money Market (1)	2	4	1,737.2	1,863.4
Variable Insurance Funds (1)	57	47	1,299.7	1,330.4
Separately Managed Accounts	49	51	6,299.0	4,202.0
Institutional Products	33	30	4,477.6	4,441.5

All Products	49	47	$51,780.8	$38,185.1

(1)	Average fees earned are net of non-affiliated sub-advisory fees.

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

The average fee rate earned increased for the three and nine months ended September 30, 2013 compared to the corresponding periods in the prior year, primarily due to continued net flows in higher fee products, as equity and alternative assets increased to 68.2% of total assets under management as compared to 61.5% at September 30, 2012. Average fees earned on variable insurance funds increased due to a decrease in fund reimbursements. Average fees earned on closed-end funds increased due to decreased fund reimbursements and external subadvisory fees.

Results of Operations

Summary Financial Data

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	2013 vs. 2012%		2013	2012	2013 vs. 2012%
($ in thousands)
Results of Operations
Investment management fees	$67,119	$47,985	$19,134	39.9%	$189,371	$134,710	$54,661	40.6%
Other revenue	33,290	23,966	9,324	38.9%	93,346	66,457	26,889	40.5%

Total revenues	100,409	71,951	28,458	39.6%	282,717	201,167	81,550	40.5%

Operating expenses	67,654	53,153	14,501	27.3%	199,754	158,178	41,576	26.3%
Amortization expense	1,125	1,031	94	9.1%	3,351	3,016	335	11.1%

Total operating expenses	68,779	54,184	14,595	26.9%	203,105	161,194	41,911	26.0%

Operating income	31,630	17,767	13,863	78.0%	79,612	39,973	39,639	99.2%
Other income (expense), net	1,720	1,154	566	49.0%	(491)	2,164	(2,655)	(122.7)%
Interest income (expense), net	519	—	519	N/A	1,484	(198)	1,682	(849.5)%

Income before income taxes	33,869	18,921	14,948	79.0%	80,605	41,939	38,666	92.2%
Income tax expense	12,567	7,279	5,288	72.6%	30,335	16,480	13,855	84.1%

Net income	21,302	11,642	9,660	83.0%	50,270	25,459	24,811	97.5%
Noncontrolling interests	(213)	—	(213)	N/A	164	—	164	N/A
Allocation of earnings to preferred stockholders	—	—	—	—%	—	(64)	64	(100.0)%

Net income attributable to common stockholders	$21,089	$11,642	$9,447	81.1%	$50,434	$25,395	$25,039	98.6%

Revenues

Revenues by source are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	2013 vs. 2012%		2013	2012	2013 vs. 2012%
($ in thousands)
Investment management fees
Mutual funds	$53,527	$37,668	$15,859	42.1%	$149,775	103,872	$45,903	44.2%
Separately managed accounts	7,909	5,607	2,302	41.1%	23,063	16,135	6,928	42.9%
Institutional accounts	3,830	3,155	675	21.4%	11,042	10,021	1,021	10.2%
Variable products	1,853	1,555	298	19.2%	5,491	4,682	809	17.3%

Total investment management fees	67,119	47,985	19,134	39.9%	189,371	134,710	54,661	40.6%
Distribution and service fees	20,322	14,661	5,661	38.6%	57,007	40,969	16,038	39.1%
Administration and transfer agent fees	12,492	8,774	3,718	42.4%	35,248	24,199	11,049	45.7%
Other income and fees	476	531	(55)	(10.4)%	1,091	1,289	(198)	(15.4)%

Total revenues	$100,409	$71,951	$28,458	39.6%	$282,717	$201,167	$81,550	40.5%

Investment Management Fees

Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payments. Investment management fees increased $19.1 million, or 39.9%, for the three months ended September 30, 2013 compared to the same period in the prior year, due primarily to a 34.7% increase in average assets under management as compared to the same period in the prior year. The increase in average assets under management for the three months ended September 30, 2013 was primarily due to the cumulative four quarter impact of $9.0 billion in long-term open-end mutual fund net flows, $1.3 billion of market appreciation and $1.3 billion related to the acquisition of Rampart Investment Management in October 2012.

Investment management fees increased $54.7 million, or 40.6%, for the nine months ended September 30, 2013 compared to the same period in the prior year, due to a 35.6% increase in average assets under management as compared to the same period in the prior year. The increase in average assets under management for the nine months ended September 30, 2013 was primarily due to the cumulative four quarter impact of $9.0 billion in long-term open-end mutual fund net flows, $1.3 billion of market appreciation and $1.3 billion related to the acquisition of Rampart Investment Management in October 2012.

Distribution and Service Fees

Distribution and service fees, which are asset-based fees earned from open-end mutual funds and variable insurance funds, for distribution services, increased by $5.7 million, or 38.6%, and $16.0 million, or 39.1%, respectively, for the three and nine months ended September 30, 2013 compared to the same periods in the prior year due to higher assets under management. The increase in fees also resulted in a corresponding increase in distribution and administrative expenses, primarily driven by increased payments to our third-party distribution partners for providing services to investors in our sponsored funds, including marketing support services.

Administration and Transfer Agent Fees

Administration and transfer agent fees represent fees earned for fund administration and transfer agent services from our open-end mutual funds, variable insurance funds and certain of our closed-end funds. Administration and transfer agent fees increased $3.7 million, or 42.4%, and $11.0 million, or 45.7%, respectively, for the three and nine months ended September 30, 2013 compared to the same periods in the prior year due primarily to higher long-term open-end mutual fund average assets under management.

Other Income and Fees

Other income and fees primarily represent contingent sales charges earned from investor redemptions levied on certain shares sold without a front-end sales charge and fees earned for the distribution of unaffiliated products. Other income and fees decreased $0.1 million or 10.4% and $0.2 million or 15.4%, respectively, for the three and nine months ended September 30, 2013 compared to the same periods in the prior year due to a decrease in fees earned for the distribution of unaffiliated products.

Operating Expenses

Operating expenses by category were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	2013 vs. 2012%		2013	2012	2013 vs. 2012%
($ in thousands)
Operating expenses
Employment expenses	$33,022	$25,899	$7,123	27.5%	$98,311	$77,724	$20,587	26.5%
Distribution and administrative expenses	25,253	17,764	7,489	42.2%	71,133	52,483	18,650	35.5%
Other operating expenses	9,379	8,935	444	5.0%	30,107	26,622	3,485	13.1%
Restructuring and severance	—	555	(555)	(100.0)%	203	1,349	(1,146)	(85.0)%
Amortization expense	1,125	1,031	94	9.1%	3,351	3,016	335	11.1%

Total operating expenses	$68,779	$54,184	$14,595	26.9%	$203,105	$161,194	$41,911	26.0%

Employment Expenses

Employment expenses primarily consist of fixed and variable compensation and related employee benefit costs. Employment expenses of $33.0 million in the three months ended September 30, 2013 represents an increase of $7.1 million or 27.5% as compared to the same period in the prior year. The increase is primarily due to increases in sales and profit-based variable compensation, payroll taxes and other benefits resulting from higher sales and profits and staff additions related to the growth of the business and the addition of a new affiliate.

Employment expenses increased $20.6 million or 26.5% in the nine months ended September 30, 2013 compared to the same period in the prior year. The increase is primarily due to increases in sales and profit-based variable compensation, payroll taxes and other benefits resulting from higher sales and profits and staff additions related to the growth of the business and the addition of a new affiliate.

Distribution and Administrative Expenses

Distribution and administrative expenses primarily consist of payments to third-party distribution partners for providing services to investors in our sponsored funds, including marketing support services. These payments are generally based on percentages of either assets under management or sales. These expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized over the periods in which commissions are generally recovered from distribution fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares. Distribution and administrative expenses increased by $7.5 million or 42.2% in the three months ended September 30, 2013, compared to the same period in the prior year primarily due to increases in our assets under management.

Distribution and administrative expenses increased $18.7 million or 35.5% in the nine months ended September 30, 2013 compared to the same period in the prior year primarily due to increases in our assets under management. There were $3.9 million of closed-end fund launch costs in the first quarter of 2012 for which there were no comparable costs incurred during the corresponding period in 2013.

Other Operating Expenses

Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and entertainment costs, rent and occupancy expenses and other miscellaneous costs. Other operating expenses increased $0.4 million, or 5.0%, in the three months ended September 30, 2013 and $3.5 million, or 13.1%, in the nine months ended September 30, 2013 compared to the same periods in the prior year primarily due to increases in travel and entertainment costs associated with the expansion of the retail distribution team, increases in investment research costs and depreciation expense, as well as increases in rent and occupancy costs as a result of the addition of Rampart Investment Management during the fourth quarter of 2012, partially offset by reductions in professional fees.

Restructuring and Severance

During the nine months ended September 30, 2013, we recorded restructuring and severance charges of $0.2 million. During the three and nine months ended September 30, 2012, the Company recorded restructuring and severance charges of $0.6 million and $1.3 million, respectively, related to headcount reductions and consolidation activities. There were no restructuring or severance charges during the three months ended September, 30, 2013.

Amortization Expense

Amortization expense primarily consists of the straight-line amortization of acquired investment advisory contracts recorded as definite-lived intangible assets over their estimated useful lives. Amortization expense increased $0.1 million and $0.3 million during the three months and nine months ended September 30, 2013, respectively, primarily as a result of the acquisition of Rampart Investment Management during the fourth quarter of 2012.

Other Income (Expense), net

Other income (expense), net primarily consists of realized and unrealized gains and losses recorded on trading securities and investments of consolidated sponsored investment products. Other income (expense), net increased $0.6 million in the three months ended September 30, 2013 primarily as a result of increases in the market value of consolidated sponsored investment products. Other income (expense), net decreased $2.7 million in the nine months ended September 30, 2013 primarily as a result of unrealized losses from market declines on the investments of consolidated sponsored investment products.

Interest Income (Expense), net

Interest income (expense), net consists of interest and dividend income earned on cash equivalents and investments as well as interest and dividend income related to investments of consolidated sponsored investment products as well as interest expense on our long-term debt. Interest income (expense), net increased $0.5 million and $1.7 million for the three and nine month periods ended September 30, 2013, respectively, compared to the same periods in the prior year. The increase in interest income (expense), net is due to higher interest and dividend income earned on our investments as well as investments of our consolidated sponsored investment products. Interest expense for the three and nine month periods ended September 30, 2013 remained relatively flat compared to the same periods in the prior year. The effective interest rate on our outstanding long-term debt, inclusive of the amortization of deferred financing costs, was 4.66% for the period ended September 30, 2013 as compared to 5.05% as of September 30, 2012. The decrease in our effective interest rate is due to the decrease in our interest rate based on the terms of our amended senior secured revolving credit facility (“Credit Facility”) in September 2012. During September 2013, we repaid the entire balance under our Credit Facility.

Income Tax Expense

The provision for income taxes reflects U.S. federal, state and local taxes at an estimated annual effective tax rate of 37.6% and 39.3%, for the nine months ended September 30, 2013 and 2012, respectively. The primary difference in the estimated annual effective tax rate for the nine months ended September 30, 2013 compared to 2012 was attributable to an expected decrease in our blended state tax rate as a result of 2012 business changes and growth.

Liquidity and Capital Resources

Certain Financial Data

The following table summarizes certain key financial data relating to our liquidity and capital resources:

	September 30,	December 31,	Change
	2013	2012	2013 vs. 2012%
($ in thousands)
Balance Sheet Data
Cash and cash equivalents	$244,683	$63,432	$181,251	285.7%
Trading securities, at fair value	18,917	12,392	6,525	52.7%
Available-for-sale securities, at fair value	2,684	2,656	28	1.1%
Total deferred taxes, net (1)	68,117	96,923	(28,806)	(29.7)%
Long-term debt	—	15,000	(15,000)	(100.0)%
Total equity	465,804	244,471	221,333	90.5%
Net assets of consolidated sponsored investment products (2)	77,365	40,397	36,968	91.5%
Working capital (3)	352,235	102,415	249,820	243.9%
Working capital less redeemable noncontrolling interests (3)	333,380	99,252	234,128	235.9%

(1)	Includes both current and long-term.
(2)	Net assets of consolidated sponsored investment products are comprised of $139.0 million of total assets, $42.8 million of total liabilities and $18.9 million of redeemable noncontrolling interests at September 30, 2013 and $43.9 million of total assets, $0.4 million of total liabilities and $3.2 million of redeemable noncontrolling interest at December 31, 2012.
(3)	Working capital is defined as current assets less current liabilities.

	Nine Months Ended September 30,		Change
	2013	2012	2013 vs. 2012%
(in thousands)
Cash Flow Data:
Provided by (used in):
Operating Activities	$26,079	$14,552	$11,527	79.2%
Investing Activities	(5,829)	(3,194)	(2,635)	82.5%
Financing Activities	161,031	(13,390)	174,421	(1,302.6%)

Capital Requirements

Our business does not require us to maintain significant capital balances. Our short-term capital requirements, which we consider to be those capital requirements due within one year, include payment of annual incentive compensation, salary costs and other operating expenses primarily consisting of investment research costs, professional fees and occupancy expenses. Incentive compensation, which is generally our largest annual operating cash payment, is paid in the first quarter of the year. In the first quarter of 2013 and 2012, we paid approximately $33.0 million and $24.8 million, respectively, in incentive compensation earned during the years ended December 31, 2012 and 2011 respectively. Short-term capital requirements may also be affected by employee tax withholding payments related to net share settlement upon vesting of restricted stock units (“RSUs”). For the nine months ended September 30, 2013, a total of 38,128 RSUs were withheld through net share settlement by the Company to settle employee tax withholding obligations. We paid $7.5 million in employee tax withholding obligations related to the RSUs withheld. These net share settlements had the effect of share repurchases by us as they reduced the number of shares that otherwise would have been issued as a result of the vesting. The amount we pay in future periods will vary based on our stock price, the number of RSUs vesting during the period and whether we and our employees elect to satisfy withholding taxes through net share settlement.

We currently maintain a significant portion of our assets on our balance sheet in highly liquid positions primarily comprised of cash and cash equivalents, accounts receivable, and marketable securities. Our working capital was $352.2 million as of September 30, 2013, an increase of $249.8 million from $102.4 million as of December 31, 2012, primarily due to the proceeds received in a public offering of our common stock in September 2013 and investments in consolidated sponsored investment products. Working capital includes $139.0 million and $43.9 million of current assets and $42.8 million and $0.4 million of current liabilities of consolidated sponsored investment products at September 30, 2013 and December 31, 2012, respectively. During September 2013, we repaid the outstanding balance under our senior secured revolving credit facility (“Credit Facility”). No amount remains outstanding at September 30, 2013. We believe our working capital and cash flows from operations will be adequate to meet our short-term capital requirements.

Uses of Capital

We expect that our main uses of cash will be to (i) invest in our organic growth, including our distribution efforts and closed-end fund launches; (ii) seed new investment strategies and mutual funds to ensure a strong pipeline of future saleable products or to enhance distribution access; (iii) invest in inorganic growth opportunities as they arise; (iv) acquire shares of our common stock; (v) and fund ongoing and potential investments in our infrastructure to achieve greater economies of scale and a more efficient overall cost structure.

During September 2013, we issued 1.3 million shares of common stock in a public offering for net proceeds of $191.6 million, after underwriting discounts, commissions and other offering expenses pursuant to an already effective shelf registration statement and made additional investments of $42.0 million to expand our existing seed capital program. We expect to use the net proceeds of this offering to expand our seed capital program for new investment strategies and general corporate purposes.

Our ability to meet our future cash needs will depend upon our future operating performance and the level and mix of assets under management, as well as general economic conditions. Current or unexpected events that could require additional liquidity may occur affecting our results of operations, access to financing and generation of cash.

Capital and Reserve Requirements

We have a subsidiary that is a broker-dealer registered with the SEC and is therefore subject to certain rules regarding minimum net capital. The subsidiary is required to maintain a ratio of “aggregate indebtedness” to “net capital,” as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us including additional reporting requirements, tighter ratios and business interruption. As of September 30, 2013 and 2012, the ratio of aggregate indebtedness to net capital of the broker-dealer was below the maximum allowed and our net capital was significantly in excess of the level required.

Balance Sheet

Cash and cash equivalents consist of cash in banks and highly liquid money market mutual fund investments. Cash and cash equivalents typically increase in the second, third and fourth quarters of the year as we record, but do not pay, variable incentive compensation. Historically, annual incentive compensation is paid in the first quarter of the year. Marketable securities consist primarily of highly liquid investments in our affiliated mutual funds as well as investments in consolidated sponsored investment products. We provide capital to launch sponsored funds and incubate new investment strategies in their early stages of development. At September 30, 2013 we had no long-term debt balance and at December 31, 2012, our long-term debt balance was $15.0 million.

Operating Cash Flow

Net cash provided by operating activities of $26.1 million for the nine months ended September 30, 2013 increased by $11.5 million from net cash provided by operating activities of $14.6 million in the same period in the prior year due primarily to increases in our net income based on higher revenues from higher average assets under management, increases in amortization of deferred commissions and an increase in realized and unrealized losses on investments of consolidated sponsored investment products, offset by an increase in purchases of investments by consolidated sponsored investment products, increases in payments of deferred commissions, increases in accounts receivable and prepaid expenses and other assets and higher annual incentive compensation payments. Cash flows from operating activities for the nine months ended September 30, 2013 includes the expected utilization of deferred tax assets to reduce current taxes payable in the amount of $29.0 million as compared to $16.0 million in the same period in the prior year.

Investing Cash Flow

Net cash used in investing activities consists primarily of capital expenditures related to our business operations and the reinvestment of dividends in our sponsored mutual funds that are classified as available-for-sale securities. Net cash used in investing activities of $5.8 million for the nine months ended September 30, 2013 increased by $2.6 million from net cash used in investing activities of $3.2 million in the same period in the prior year due primarily to the acquisition of our equity method investment in Kleinwort Benson Investors International, Ltd. as well as the change in cash and cash equivalents as a result of the deconsolidation of certain consolidated sponsored investment products offset by a decrease of $1.0 million in capital expenditures during the nine months ended September 30, 2013.

Financing Cash Flow

Cash flows used in financing activities consist primarily of repurchases of our common stock, contingent payments related to investment management contracts purchased and payment to settle tax withholding obligations for the net share settlement of employee RSUs offset by proceeds from stock option exercises and contributions to noncontrolling interests related to our consolidated sponsored investment products. For the nine months ended September 30, 2013, net cash provided by financing activities of $161.0 million consists of net proceeds of $191.8 million from the issuance of 1.3 million shares of common stock in a public offering, $11.4 million in third-party contributions to the noncontrolling interests in our consolidated sponsored investment products and $0.5 million in proceeds from stock option exercises offset by the repayment of the total amount outstanding of $15.0 million on our Credit Facility, repurchases of our common stock of $19.7 million, payments to settle tax withholding obligations for the net share settlement of RSUs of $7.5 million and contingent payments made related to acquired investment management contracts of $0.4 million.

Long-term Debt

The Company’s Credit Facility, as amended and restated, has a five-year term and provides borrowing capacity of up to $75.0 million with a $7.5 million sub-limit for the issuance of standby letters of credit. In addition, the Credit Facility provides for a $50.0 million increase provision conditioned on approval by the lending group. The Credit Facility is secured by substantially all of the assets of the Company. At September 30, 2013, no amount was outstanding and at December 31, 2012, $15.0 million was outstanding under the Credit Facility. As of September 30, 2013, the Company had the capacity to draw on the full amount of the Credit Facility.

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

The Credit Facility contains customary covenants, including covenants that restrict (subject in certain instances to minimum thresholds or exceptions) the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create liens, merge or make acquisitions of less than 100% owned subsidiaries, dispose of assets, enter into leases, sale/leasebacks or acquisitions of capital stock, and make loans, guarantees and investments, among other things. In addition, the Credit Facility contains certain financial covenants, the most restrictive of which include: (i) a minimum interest coverage ratio (generally, adjusted EBITDA to interest expense as defined in and for the period specified in the Credit Facility agreement) of at least 4.00:1, and (ii) a leverage ratio (generally, total indebtedness as of any date to adjusted EBITDA as defined in and for the period specified in the Credit Facility agreement) of no greater than 2.75:1. For purposes of the Credit Facility, adjusted EBITDA generally means, for any period, net income of the Company before interest expense, income taxes, depreciation and amortization expense, and excluding non-cash stock-based compensation, unrealized mark-to-market gains and losses, certain severance, and certain non-cash non-recurring gains and losses as described in and specified under the Credit Facility. At September 30, 2013, the Company was in compliance with all financial covenants under the Credit Facility.

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

Contractual Obligations

Our contractual obligations are summarized in our Annual Report on Form 10-K for the year ended December 31, 2012. As of September 30, 2013, there have been no material changes outside of the ordinary course in our contractual obligations since December 31, 2012.

Critical Accounting Policies and Estimates

Our financial statements and the accompanying notes are prepared in accordance with U.S. Generally Accepted Accounting Principles, which requires the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our 2012 Annual Report on Form 10-K. There were no changes in our critical accounting policies in the nine months ended September 30, 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our exposure to market risk is directly related to our role as investment advisor for the funds and accounts we manage as investment advisor. Substantially all of our revenue for the nine months ended September 30, 2013 and 2012 was derived from investment management, distribution and fund administration fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

We are also subject to market risk due to a decline in the market value of our investments, consisting primarily of marketable securities. At September 30, 2013, the fair value of marketable securities was $117.6 million. Assuming a 10.0% increase or decrease in the fair value of marketable securities at September 30, 2013, our net income would change by $11.5 million and our total comprehensive income would change by $11.8 million for the nine months ended September 30, 2013.

Interest Rate Risk

At September 30, 2013, we had no amounts outstanding under our Credit Facility that has a variable interest rate. Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at our option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate (as defined in the Credit Facility agreement), plus, in each case, an applicable margin, that ranges from 0.75% to 2.50%.

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

The following table sets forth information regarding our common stock share repurchases in each month during the quarter ended September 30, 2013:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
July 1 - 31, 2013	—	$—	—	375,000
August 1 - 31, 2013	25,000	$189.49	25,000	350,000
September 1 - 30, 2013	—	$—	—	350,000

(1)	Average price per share is calculated on a settlement basis and excludes commissions.
(2)	The share repurchases above were completed pursuant to a program announced in October 2010. The program was extended in May 2013.

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

For the nine months ended September 30, 2013, we withheld a total of 38,128 restricted stock units (“RSUs”) as a result of net share settlements to satisfy employee tax withholding obligations. For the nine months ended September 30, 2013, we paid $7.5 million in employee tax withholding obligations related to the RSUs withheld. These net share settlements had the effect of share repurchases by us as they reduced the number of shares that would have been otherwise issued as a result of the vesting.

Item 6. Exhibits

Exhibit Number	Description

10.1	Amendment No. 2, dated as of September 18, 2013, to the Amended and Restated Credit Agreement, dated as of September 10, 2012, among the Registrant as Borrower, each of the subsidiary guarantors thereto, and the Bank of New York Mellon, as Administrative Agent under the Credit Agreement

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following information formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2013 and 2012, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2013 and 2012 and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

**	In accordance with Rule 406T of Regulation S-T, the interactive data files in Exhibit 101 to this Quarterly Report shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed “filed” or part of any registration statement or prospectus filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 4, 2013

VIRTUS INVESTMENT PARTNERS, INC. (Registrant)

By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)