Form 10-K
period 2013-12-31
VIRTUS INVESTMENT PARTNERS, INC.
filed 2014-02-24
CIK 883237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

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

There were 9,105,521 shares of the registrant’s common stock outstanding on February 13, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement which will be filed with the SEC in connection with the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Virtus Investment Partners, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2013

“We,” “us,” “our,” the “Company” and “Virtus” as used in this Annual Report on Form 10-K (“Annual Report”), refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I

Item 1.	Business.

Organization

Virtus Investment Partners, Inc. (the “Company”) commenced operations on November 1, 1995 through a reverse merger with Duff & Phelps Corporation. The Company was a majority-owned subsidiary of The Phoenix Companies, Inc. (“PNX”) from 1995 to 2001, and a wholly-owned subsidiary of PNX from 2001 until 2008. In 2008, PNX commenced a plan to spin off the Company to existing shareholders. As part of that plan, a subsidiary of the Bank of Montreal (“BMO”) acquired convertible preferred stock of the Company in October 2008. On December 31, 2008, PNX distributed 100% of Virtus common stock to PNX stockholders in a spin-off transaction.

Our Business

We are a provider of investment management and related services to individuals and institutions. We use a multi-manager, multi-style approach, offering investment strategies from affiliated managers and select unaffiliated subadvisers, each having its own distinct investment style, autonomous investment process and individual brand. By offering a broad array of products, we believe we can appeal to a greater number of investors which allows us to have opportunities across market cycles and through changes in investor preferences.

We provide our products in a number of forms and through multiple distribution channels. Our retail products include open-end mutual funds, closed-end funds, variable insurance funds and separately managed accounts. Our open-end mutual funds are distributed through intermediaries. Our closed-end funds trade on the New York Stock Exchange. Our variable insurance funds are available as investment options in variable annuities and life insurance products distributed by third-party life insurance companies. Separately managed accounts are comprised of intermediary programs, sponsored and distributed by unaffiliated brokerage firms, and private client accounts, which are offerings to the high net-worth clients of our affiliated managers. We also manage institutional accounts for corporations, multi-employer retirement funds, public employee retirement systems, foundations and endowments. Our earnings are primarily driven by asset-based fees charged for services relating to these products including investment management, fund administration, distribution and shareholder services. These fees are based on a percentage of assets under management (“AUM”) and are calculated using daily or weekly average assets, quarter-end assets, or average month-end assets.

Our Investment Managers

Our investment management services are provided by investment managers who are registered investment advisers under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). The investment managers are responsible for portfolio management activities for our retail and institutional products operating under advisory or subadvisory agreements. We provide our affiliated managers with distribution, operational and administrative support, thereby allowing each affiliated manager to focus on investment management. We also engage select unaffiliated subadvisers for certain of our open-end mutual funds and variable insurance funds. At December 31, 2013, $24.1 billion or 41.8% of our assets under management were managed by unaffiliated subadvisers. We monitor the quality of our managers’ services by assessing their performance, style, consistency and the discipline with which they apply their investment process.

Our investment managers and their respective assets under management, styles and strategies are as follows:

Affiliated Managers
	Duff & Phelps Investment Management	Newfleet Asset Management	Kayne Anderson Rudnick Investment Management	Zweig/Euclid Advisors	Rampart Investment Management	Newfound Investments	Cliffwater Investments (1)
AUM at December 31, 2013 ($ in billions)	$9.2	$12.2	$9.1	$1.7	$1.4	$0.0	$0.0
Location	Chicago, IL	Hartford, CT	Los Angeles, CA	New York, NY	Boston, MA	Hartford, CT	Hartford, CT

Investment Style	Quality-oriented, equity income; high quality fixed income	Multi-sector, value-driven fixed income	Quality at a reasonable price	Growth at a reasonable price, high quality fixed income	Systematic, disciplined options solutions	Quantitative, tactical model driven portfolios	Multi-manager Alternative Portfolios
Investment Types
Equities	• Utilities		• Large, Mid & Small Cap Core/ Growth/Value	• Large Cap Core	• Low Volatility	• Domestic and International	• Global Income
• Tactical Asset Allocation

			• International & Emerging Markets Small-Cap	• International

Fixed Income	• Tax Advantaged	• Multi-sector	• California Municipals	• U.S. Government Grade Agencies		• Core Plus	• Emerging Markets
	• High Grade Core	• Core
	• Municipals	• Core Plus • Bank Loans • High Yield	• Intermediate Total Return & Government	• Investment Grade Corporates			• Inflation Linked
• Sovereign

• Municipals
• Emerging Markets

Alternative	• REITs				• Options Strategies		• REITs
	• Infrastructure						• MLPs
	• MLPs						• Long/Short Strategies
• Event Driven Credit
• Infrastructure
• Convertible Arbitrage
• Global Macro
• Commodities
Products

Open-End Mutual Funds	✓	✓	✓	✓		✓

Closed-End Funds	✓	✓		✓

Variable Insurance Funds	✓	✓	✓

Separately Managed Accounts		✓	✓	✓	✓

Institutional	✓	✓	✓	✓	✓

(1)	On October 28, 2013, the Company established Cliffwater Investments in partnership with Cliffwater, LLC., a leading advisory firm that provides institutional investors with portfolio diversification through alternative investments.

Our Investment Products

Our assets under management are comprised of open-end mutual funds, closed-end funds, variable insurance funds, separately managed accounts (intermediary sponsored and private client) and institutional accounts (traditional institutional mandates and structured products).

Assets Under Management By Product as of December 31, 2013

($ in billions)

Retail Products
Mutual fund assets
Open-end mutual funds	$37.9
Closed-end funds	6.5

Total mutual fund assets	44.4
Variable insurance funds	1.3
Separately managed accounts	7.4

Total retail assets	53.1

Total institutional assets	4.6

Total AUM	$57.7

Open-End Mutual Funds

As of December 31, 2013, we managed 49 U.S. domiciled open-end mutual funds with total assets of $37.9 billion. Our U.S. domiciled, open-end mutual funds are in a variety of asset classes (equity, fixed income, money market, asset allocation and alternative investments), in all market capitalizations (large, mid and small), in different styles (growth, blend and value) and with various investment approaches (fundamental, quantitative and thematic). In 2013, we established an Ireland domiciled open-end mutual fund platform under the European Union framework for Undertakings for Collective Investment in Transferable Securities (“UCITS”), which we refer to as Global Funds, to offer select investment strategies to non-US investors and launched our initial Global Fund. At December 31, 2013, assets under management in this fund were $20.1 million.

Our open-end mutual funds as of December 31, 2013 are as follows:

			Advisory	3-Year
Fund Type/Name	Inception	Assets	Fee (1)	Return (2)
		($ in millions)	(%)	(%)
Alternatives
Virtus Dynamic Alpha-Sector Fund	1998	$2,883.4	1.50-1.40	9.01
Virtus Real Estate Securities Fund	1995	1,325.4	0.75-0.65	8.57
Virtus Global Dividend Fund	2004	144.2	0.65-0.55	12.77
Virtus Alternatives Diversifier Fund (3)	2005	49.4	0.00	2.87
Virtus Global Real Estate Securities Fund	2009	42.9	0.85-0.75	8.13
Virtus International Real Estate Securities Fund	2007	41.2	1.00-0.90	7.14
Virtus Global Commodities Stock Fund	2011	24.4	1.00-0.90	n/a
Virtus Herzfeld Fund	2012	13.0	1.00-0.95	n/a

Asset Allocation
Virtus Allocator Premium AlphaSector™ Fund	2011	674.1	1.10-1.00	n/a
Virtus Balanced Fund	1975	610.0	0.55-0.45	9.51
Virtus Tactical Allocation Fund	1940	197.7	0.70-0.60	10.11

Equity
Virtus Premium AlphaSector™ Fund	2010	6,970.4	1.10	12.64
Virtus AlphaSector™ Rotation Fund	2003	765.6	0.45-0.40	14.48
Virtus Small-Cap Core Fund	1996	528.4	0.75	16.19
Virtus Mid-Cap Value Fund	1997	435.5	0.75-0.70	16.35
Virtus Strategic Growth Fund	1995	432.0	0.70-0.60	11.86
Virtus Quality Small-Cap Fund	2006	287.3	0.70	16.84
Virtus Growth & Income Fund	1997	149.7	0.75-0.65	12.96
Virtus Small-Cap Sustainable Growth Fund	2006	132.8	0.90-0.80	22.28
Virtus Mid-Cap Growth Fund	1975	92.7	0.80-0.70	10.07
Virtus Wealth Masters Fund	2012	83.0	0.85-0.80	n/a
Virtus Quality Large-Cap Value Fund	2005	67.7	0.75-0.65	13.04
Virtus Mid-Cap Core Fund	2009	4.5	0.80-0.70	14.60
Virtus Low Volatility Equity Fund	2013	1.8	0.95-0.85	n/a
Virtus Disciplined Equity Style Fund	2012	1.7	1.00-0.90	n/a

Fixed Income
Virtus Multi-Sector Short Term Bond Fund	1992	8,335.7	0.55-0.45	4.61
Virtus Senior Floating Rate Fund	2008	1,060.5	0.60-0.50	5.42
Virtus Multi-Sector Intermediate Bond Fund	1989	363.1	0.55-0.45	6.35
Virtus Tax-Exempt Bond Fund	1996	201.0	0.45	4.80
Virtus Low Duration Income Fund	1996	117.2	0.55-0.45	3.53
Virtus High Yield Fund	1980	97.1	0.65-0.55	8.36
Virtus Bond Fund	1998	80.0	0.45-0.40	4.74
Virtus CA Tax-Exempt Bond Fund	1983	46.1	0.45-0.35	5.66
Virtus Emerging Markets Debt Fund	2012	27.6	0.75-.0.70	n/a
Virtus Disciplined Select Bond Fund	2012	1.0	0.80-0.70	n/a

			Advisory	3-Year
Fund Type/Name	Inception	Assets	Fee (1)	Return (2)
		($ in millions)	(%)	(%)
International/Global
Virtus Emerging Markets Opportunities Fund	1997	7,711.0	1.00-0.95	2.92
Virtus Foreign Opportunities Fund	1990	1,888.7	0.85-0.75	8.45
Virtus Global Premium AlphaSector™ Fund	2011	175.0	1.10-1.00	n/a
Virtus Global Opportunities Fund	1960	118.2	0.85-0.75	13.41
Virtus Emerging Markets Equity Income Fund	2012	89.5	1.05-1.00	n/a
Virtus International Small-Cap Fund	2012	38.0	1.00-0.95	n/a
Virtus Greater European Opportunities Fund	2009	18.3	0.85-0.80	12.42
Virtus Greater Asia ex Japan Opportunities Fund	2009	10.3	1.00-0.95	2.46
Virtus International Equity Fund	2010	6.2	0.85-0.75	9.55
Virtus Emerging Markets Small Cap Fund	2013	3.0	1.20-1.15	n/a
Virtus Disciplined Select Country Fund	2012	1.3	1.10-1.00	n/a

Global Fund (4)
Virtus GF Multi-Sector Short Duration Fund	2013	20.1	0.65-0.55	n/a

Money Market Funds
Virtus Insight Government Money Market Fund	1988	1,047.0	0.14-0.10	0.01
Virtus Insight Money Market Fund	1988	361.9	0.14-0.10	0.01
Virtus Insight Tax-Exempt Money Market Fund	1988	147.7	0.14-0.10	0.01

		$37,924.3

(1)	Percentage of average daily net assets of each fund. The percentages listed represent the range of management advisory fees paid by the funds, from the highest to the lowest. A range indicates that the fund has breakpoints at which management advisory fees decrease as assets in the funds increase. We pay subadvisory fees on funds managed by unaffiliated subadvisers, which are not reflected in the percentages listed.
(2)	Represents average annual total return performance of the largest share class as measured by net assets for which performance data is available.
(3)	This fund invests in other Virtus open-end mutual funds as well as unaffiliated exchange traded funds. The related assets invested in other Virtus open-end mutual funds are reflected only in the balances of the respective funds.
(4)	In 2013, we established an Ireland domiciled open-end mutual fund platform under the European Union framework for UCITS, which we refer to as Global Funds, to offer select investment strategies to non-US investors and launched our initial Global Fund.

Past performance does not guarantee future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost.

Closed-End Funds

We managed eight closed-end funds as of December 31, 2013, each of which is traded on the New York Stock Exchange, with total assets of $6.5 billion. Closed-end funds do not continually offer to sell and redeem their shares; rather, daily liquidity is provided by the ability to trade the shares of these funds at prices that may be above or below the shares’ net asset value. Our closed-end funds are comprised of various fixed income and equity strategies provided by three of our affiliated managers.

Our closed-end funds as of December 31, 2013 are as follows:

Fund Type/Name	Assets	Advisory Fee
	($ in billions)%
Balanced
DNP Select Income Fund Inc.	$3.4	0.60-0.50	(1)
Zweig Total Return Fund Inc.	0.5	0.70	(2)
Virtus Total Return Fund	0.2	0.85	(2)
Equity
Duff & Phelps Global Utility Income Fund Inc.	1.1	1.00	(1)(3)
Zweig Fund Inc.	0.4	0.85	(2)
Fixed Income
Duff & Phelps Utility and Corporate Bond Trust Inc.	0.4	0.50	(1)
Virtus Global Multi-Sector Income Fund	0.3	0.95	(2)
DTF Tax-Free Income Inc.	0.2	0.50	(1)

Total Closed-End Funds	$6.5

(1)	Percentage of average weekly net assets. The percentage listed represents the range of management advisory fees paid by the funds, from the highest to the lowest. A range indicates that the fund has breakpoints at which management advisory fees decrease as assets in the fund increase.
(2)	Percentage of average daily net assets of each fund.
(3)	The adviser has contractually agreed to waive a portion of its fee for a period of time, which is not reflected in the percentage listed.

Separately Managed Accounts

Separately managed accounts are individually owned portfolios. Separately managed accounts include intermediary sponsored programs, whereby an intermediary assists individuals in identifying their investment objectives and hires investment managers that have been approved by the broker-dealer to fulfill those objectives and private client accounts that are accounts of high net-worth individuals who are direct clients of our affiliated managers. Separately managed account assets totaled $7.4 billion at December 31, 2013.

Institutional Accounts

We offer a variety of equity and fixed income strategies to institutional clients, including corporations, multi-employer retirement funds, public employee retirement systems, foundations and endowments. We also act as the collateral manager for structured finance products, such as collateralized loan obligations and collateralized bond obligations, collectively referred to as collateralized debt obligations (“CDOs”). Our institutional assets under management totaled $4.6 billion as of December 31, 2013.

Variable Insurance Funds

Our variable insurance funds are available as investment options in variable annuities and life insurance products distributed by third-party life insurance companies.

Our variable insurance funds as of December 31, 2013 are as follows:

Fund Type/Name	Assets	Advisory Fee (1)
	($ in billions)%
Equity
Virtus International Series	$0.3	0.75-0.65
Virtus Capital Growth Series	0.2	0.70-0.60
Virtus Growth and Income Series	0.2	0.70-0.60
Virtus Small-Cap Growth Series	0.1	0.85
Virtus Real Estate Securities Series	0.1	0.75-0.65
Virtus Small-Cap Value Series	0.1	0.90
Fixed Income
Virtus Multi-Sector Fixed Income Series	0.2	0.50-0.40
Asset Allocation
Virtus Strategic Allocation Series	0.1	0.60-0.50

Total Variable Insurance Funds	$1.3

(1)	Percentage of average daily net assets of each fund. The percentage listed represents the range of management advisory fees paid by the funds, from the highest to the lowest. A range indicates that the fund has breakpoints at which management advisory fees decrease as assets in the fund increase. Subadvisory fees paid on funds managed by unaffiliated subadvisers are not reflected in the percentages listed.

Our Investment Management, Administration and Transfer Agent Fees

Our net investment management fees, administration fees and net transfer agent fees earned in each of the last three years were as follows:

	Years Ended December 31,
	2013	2012	2011
($ in thousands)
Investment management fees, net:
Open-end mutual funds	$166,596	$109,327	$68,831
Closed-end funds	39,921	35,361	26,345
Variable insurance funds	7,347	6,388	6,125
Separately managed accounts	31,510	23,245	19,166
Institutional accounts	15,183	13,554	14,596

Total investment management fees, net	260,557	187,875	135,063
Administration fees	33,736	23,646	16,695
Transfer agent fees	14,449	10,133	7,183

Total	$308,742	$221,654	$158,941

Investment Management Fees

We provide investment management services pursuant to investment management agreements with one of our affiliated investment advisers (each, an “Adviser”). With respect to our open-end mutual funds, closed-end funds and variable insurance funds, the Adviser provides overall management services to a fund, subject to supervision by the fund’s board of directors, pursuant to agreements that must be approved annually by each fund’s board of directors and which may be terminated by either party upon written notice, or automatically, in certain situations, such as a “change in control” of the Adviser. We earn fees based on each fund’s average daily or weekly net assets with most fee schedules providing for rate declines or “breakpoints” as asset levels increase to certain thresholds. For funds managed by a subadviser, the agreement provides that the subadviser manage the day-to-day operations of the fund’s portfolio and receive a management fee from the Adviser based on the percentage of average daily net assets in the funds they subadvise or a percentage of the Adviser’s management fee. Each fund bears all expenses associated with its operations. In some cases, to the extent total fund expenses exceed a specified percentage of a fund’s average net assets, the Adviser has agreed to reimburse the funds for such excess expenses or voluntarily waive a portion of its fee for a period of time.

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

Administration Fees

We provide fund administration services to our open-end mutual funds, variable insurance funds and certain of our closed-end funds. We earn fees based on each fund’s average daily or weekly net assets. Administrative services include recordkeeping, preparing and filing documents required to comply with federal and state securities laws, legal administration and compliance services, supervising the activities of the funds’ other service providers, providing assistance with fund shareholder meetings, as well as providing office space, equipment and personnel that may be necessary for managing and administering the business affairs of the funds.

Transfer Agent Fees

We provide shareholder services to our open-end mutual funds. We earn fees based on each fund’s average daily or weekly net assets. Shareholder services include maintaining shareholder accounts, processing shareholder transactions, preparing filings and performing necessary reporting, among other things. We engage third-party service providers to perform certain aspects of the shareholder services.

Our Distribution Services

We distribute our open-end mutual funds through financial intermediaries. We have broad access in the retail market, with distribution partners that include national and regional broker-dealers and independent financial advisory firms. Our sales efforts are supported by regional sales professionals, a national account relationship group, and separate teams for the retirement and insurance markets.

Our separately managed accounts are distributed through financial intermediaries and directly by teams at our affiliated managers. Our institutional distribution strategy is an affiliate-centric model. Through relationships with consultants, they target key market segments, including foundations and endowments, corporate, and public and private pension plans.

Our Broker-Dealer Services

VP Distributors, LLC (“VPD”), a wholly-owned subsidiary of the Company, is a broker-dealer registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is a member of the Financial Industry Regulatory Authority (“FINRA”). VPD serves as principal underwriter and distributor of our open-end mutual funds and our separately managed accounts. Open-end mutual fund shares are distributed by VPD under sales agreements with unaffiliated financial intermediaries. VPD also markets advisory services to sponsors of separately managed account programs.

Our Competition

We face significant competition from a wide variety of financial institutions, including other investment management companies, as well as from proprietary products offered by our distribution partners such as banks, broker-dealers and financial planning firms. Competition in our businesses is based on several factors including investment performance, access to distribution channels, service to financial advisers and their clients and fees charged. Our competitors, many of which are larger than we are, often offer similar products, use similar distribution sources, offer less expensive products, have greater access to key distribution channels and have greater resources than we do.

Our Regulatory Matters

We are subject to regulation by the Securities and Exchange Commission (“SEC”), FINRA and other federal and state agencies and self-regulatory organizations. Each affiliated manager and unaffiliated subadviser, is registered with the SEC under the Investment Advisers Act. Each open-end mutual fund, closed-end fund, and each series of our variable insurance fund is registered with the SEC under the Investment Company Act of 1940. Our Global Fund is subject to regulation by the Central Bank of Ireland (“CBI”). The Global Fund and each investment manager and sub-investment manager to the Global Fund is registered with the CBI.

The financial services industry is highly regulated and failure to comply with related laws and regulations can result in the revocation of registrations, the imposition of censures or fines, and the suspension or expulsion of a firm and/or its employees from the industry. All of our U.S.-domiciled open-end mutual funds are currently available for sale and are qualified in all 50 states, Washington, D.C., Puerto Rico, Guam and the U.S. Virgin Islands. Our Global Fund is available for sale in Ireland and may be sold through financial intermediaries to investors who are not citizens of or residents in the United States. Most aspects of our investment management business, including the business of the unaffiliated subadvisers, are subject to various U.S. federal and state laws and regulations.

Our officers, directors, and employees may, from time to time, own securities that are also held by one or more of our funds. Our internal policies with respect to personal investments are established pursuant to the provisions of the Investment Company Act and/or the Investment Advisers Act. Employees, officers and directors who, in the function of their responsibilities to us, meet the requirements of the Investment Company Act, Investment Advisers Act, and/or of FINRA regulations, must disclose personal securities holdings and trading activity. Those employees, officers and directors with investment discretion or access to investment decisions are subject to additional restrictions with respect to the pre-clearance of the purchase or sale of securities over which they have investment discretion or beneficial interest. Other restrictions are imposed upon supervised persons with respect to personal transactions in securities held, recently sold or contemplated for purchase by our mutual funds. All supervised persons are required to report holdings and transactions on an annual and quarterly basis pursuant to the provisions of the Investment Company Act and Investment Advisers Act. In addition, certain transactions are restricted so as to seek to avoid the possibility of improper use of information relating to the management of client accounts.

Our Employees

As of December 31, 2013, we had 376 full time equivalent employees. None of our employees is represented by a union.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as proxy statements, will be available free of charge on our website located at www.virtus.com as soon as reasonably practicable after they are filed with or furnished to the SEC. You may also read and copy any document we file at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. Please call 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Reports, proxy statements and other information regarding issuers that file electronically with the SEC, including our filings, are also available to the public on the SEC’s website at http://www.sec.gov.

A copy of our Corporate Governance Principles, our Code of Conduct, and the charters of our Audit Committee, Compensation Committee, Governance Committee and Risk and Finance Committee are posted on our website, www.virtus.com, under “About Us,” “Investor Relations,” “Corporate Governance” and are available in print to any person who requests copies by contacting Investor Relations by email to: investor.relations@virtus.com or by mail to Virtus Investment Partners, Inc., c/o Investor Relations, 100 Pearl Street, Hartford, CT 06103. Information contained on the website is not incorporated by reference or otherwise considered part of this document.

Item 1A. Risk Factors

This section describes some of the potential risks relating to our business, such as market, liquidity, operational, reputation and regulatory. The risks described below are some of the more important factors that could affect our business. You should carefully consider the risks described below, together with all of the other information included in this Annual Report on Form 10-K, in evaluating the Company and our common stock. If any of the risks described below actually occur our business, revenues, profitability, results of operations, financial condition, cash flows, reputation and stock price could be materially adversely affected.

We earn substantially all of our revenues based on assets under management and therefore a reduction in assets under management would reduce our revenues and profitability. Assets under management fluctuate based on many factors including: market conditions, investment performance and client withdrawals.

The majority of our revenues are generated from asset-based fees from investment management products and services to individuals and institutions. Therefore, if the assets under management decline, our fee revenues decline reducing profitability as some of our expenses are fixed. There are several reasons that assets under management could decline as discussed below:

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

Any damage to our reputation could harm our business and lead to a reduction in our revenues and profitability.

Maintaining a strong reputation with the investment community is critical to our success. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate even if they are without merit or satisfactorily addressed. Our reputation may be impacted by many factors, including but not limited to, poor performance, litigation and conflicts of interests. Any damage to our reputation could impede our ability to attract and retain clients and key personnel, and lead to a reduction in the amount of our assets under management, any of which could have a material adverse effect on our revenues and profitability.

We may be required to, or elect to, support the stable net asset values of our money market funds, which could negatively affect our revenues and profitability.

As of December, 31, 2013, we managed $1.5 billion of money market assets representing 2.6% of our total assets under management. Although money market funds seek to preserve a stable net asset value, and our money market funds maintained this stable net asset value, there is no guarantee that this stable net asset value will be achieved in the future. Market conditions domestically and globally, which may include significant volatility and uncertainty, could lead to severe liquidity or security pricing issues, which could impact money market net asset values. If the net asset value of our money market funds was to fall below its stable net asset value, we would likely experience significant redemptions in money market assets under management, loss of shareholder confidence, and reputational harm, which could have a material adverse effect on our revenues and profitability.

If a money market fund’s stable net asset value comes under pressure, we may elect to provide credit, liquidity, or other support to the fund. We are not legally required to support any money market fund, and there can be no assurance that any support would be sufficient to avoid an adverse impact. A decision to provide support may arise from factors specific to our funds or from industry-wide factors. If we elect to provide support, we could incur losses from the support we provide and incur additional costs, including financing costs, in connection with the support. These losses and additional costs could be material and could adversely affect our profitability. If we were to take such actions we may also restrict our corporate assets, limiting our flexibility to use these assets for other purposes, and may be required to raise additional capital.

We manage client assets under agreements that have established investment guidelines or other contractual requirements and any failure to comply could result in claims, losses or regulatory sanctions, which could negatively impact our revenues and profitability.

The agreements under which we manage client assets often have established investment guidelines or other contractual requirements that we are required to comply with in providing our investment management services. Although we maintain various compliance procedures and other controls to prevent, detect, and correct such errors, any failure or allegation of a failure to comply with these guidelines or other requirement could result in client claims, reputational damage, withdrawal of assets, and potential regulatory sanctions, any of which could negatively impact our revenues and profitability.

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

If we are unable to continue to attract and retain key employees, or if compensation costs required to attract and retain key employees increase, our performance, including our competitive position, could be materially adversely affected. Additionally, we utilize equity awards as part of our compensation philosophy and as a means for recruiting and retaining key employees. Declines in our stock price could result in deterioration in the value of equity awards granted, thus lessening the effectiveness of retaining key employees through stock-based awards.

In certain circumstances, the departure of key employees could cause higher redemption rates for certain assets under management, or the loss of certain client accounts. Any inability to retain our key employees, attract qualified employees, or replace key employee positions in a timely manner, could lead to a reduction in the amount of our assets under management, which could have a material adverse effect on our revenues and profitability. In addition, there could be additional costs to replace, retain or attract new talent which would result in a decrease in our profitability.

Competitive pressures may force us to reduce the fees we charge to our clients, increase amounts paid to our financial intermediaries or provide more support to those intermediaries, all of which could result in a reduction of our revenues and profitability.

Our profits are highly dependent on the fee levels for our products and services. In recent years, there has been a trend in certain segments of our markets toward lower fees. Competition could cause us to reduce the fees that we charge for products and services. In order to maintain appropriate fee levels in a competitive environment, we must be able to continue to provide clients with investment products and services that are viewed as appropriate in relation to the fees charged. If our clients, including our fund boards, were to view our fees as being high relative to the market or the returns provided by our investment products, we may choose to reduce our fee levels or we may experience significant redemptions in our assets under management, which could reduce our revenues and profitability.

We are subject to an extensive and complex regulatory environment and changes in regulations or failure to comply with regulation could adversely affect our revenues and profitability.

The investment management industry in which we operate is subject to extensive and frequently changing regulation. We are regulated by the SEC under the Exchange Act, the Investment Company Act and the Investment Advisers Act and we may become subject to the Commodities Futures Trading Commission under the Commodities Exchange Act. Our Global Fund is subject to regulation by the Central Bank of Ireland. We are also regulated by FINRA, the Department of Labor under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), as well as other federal and state laws and regulations.

The regulatory environment in which we operate has seen significant and frequent changes in recent years. Although we spend extensive time and resources on compliance efforts designed to ensure compliance with all applicable laws and regulations, if we or our affiliates fail to timely and properly modify and update our compliance procedures in this changing and highly complex regulatory environment, we may be subject to various legal proceedings, including civil litigation, governmental investigations and enforcement actions and result in fines, penalties or suspensions of individual employees or limitations on particular business activities, which could adversely affect our revenues and profitability.

We have significant deferred tax assets in the U.S., and any limitations on our tax attributes could have an adverse impact on our financial condition, results of operations and cash flows.

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

A large portion of our deferred tax assets is related to the application of a particular Internal Revenue Code section. We received a private letter ruling that relies on certain facts, assumptions and representations from management regarding the past conduct of our businesses and other matters. If any of these facts, assumptions or representations are determined to be incorrect, we may not be able to rely on the ruling and could be subject to significant tax liabilities in the event we utilize the related deferred tax assets.

We utilize unaffiliated subadvisers in providing investment management services and any matters that have an adverse impact to their business, or any change in our relationships with our subadvisers could lead to a reduction in assets under management, which will adversely affect our revenues and profitability.

We utilize select unaffiliated subadvisers as investment managers on certain mutual funds and variable insurance funds we offer. Because we typically have no ownership interests in these unaffiliated subadvisers we do not manage or oversee their business activities. As a consequence, our financial condition and profitability may be adversely affected by problems stemming from the business activities of these unaffiliated subadvisers, where situations could arise that could lead to a disruption of their operations, exposure to disciplinary action or reputational harm.

We periodically negotiate provisions and renewals of these relationships, and there can be no assurance that such terms will remain acceptable to us or our subadvisers. These relationships can also be terminated upon short notice without penalty. An interruption or termination of our unaffiliated subadvisory relationships could affect our ability to market our unaffiliated subadvised products and result in a reduction in assets under management, which will adversely affect our revenues and profitability.

We distribute through intermediaries, and changes in key distribution relationships could reduce our revenues, increase our costs and adversely affect our profitability.

Our primary source of distribution for our retail products is through intermediaries that include national, regional and independent broker-dealers, financial planners and registered investment advisors. Our success is highly dependent on access to these various distribution systems. There can be no assurance that we will be able to retain access to these channels at all or at similar pricing. Increasing competition for these distribution channels could cause our distribution costs to rise, which could have a material adverse effect on our business, revenues and profitability.

In addition, these intermediaries generally offer their customers a significant array of investment products which are in addition to, and which compete with, our own investment products. The intermediaries or their customers may favor competing investment products over those we offer. To the extent that existing or future intermediaries prefer to do business with our competitors, the sales of our products as well as our market share, revenues and profitability could decline.

We and our third-party service providers, which includes securities pricing and transaction processing services, rely on numerous technology systems, and a temporary business interruption or security breach could negatively impact our business and profitability. Our business will suffer if our technology systems fail or are interrupted or if security breaches or other disruptions compromise our information.

Our technology systems and those of our third-party service providers are critical to our operations and any failure or interruption of those systems, whether resulting from technology or infrastructure breakdowns, defects or external causes such as fire, natural disaster, viruses, acts of terrorism or power disruptions, could result in financial loss, negatively impact our reputation, and negatively affect our ability to do business. Although we have in place disaster recovery plans, we may experience temporary interruptions if a natural disaster or prolonged power outages were to occur which could have a material adverse effect on our profitability.

We and certain of our third-party vendors receive and store personal information as well as non-public business information. Although we and our third-party vendors take precautions, it may still be vulnerable to hacking or other unauthorized use. A breach of the systems or hardware could result in an unauthorized release of this type of data, which may result in fines or penalties as well as other costly mitigation activities and harm to our reputation, any of which could negatively impact our operations and profitability.

Ownership of a relatively large percentage of our common stock is concentrated with a small number of shareholders, which could increase the volatility in our stock trading and dramatically affect our share price.

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

At December 31, 2013, the Company had total assets of $645.0 million, which included $49.9 million of goodwill and other intangible assets. We cannot be certain that we will ever realize the value of such intangible assets. It could be necessary to recognize impairment of these assets should we experience significant decreases in assets under management, the termination of one or more material investment management contracts or material outflows if clients withdraw their assets following the departure of a key employee or for any other reasons.

We may need to raise additional capital, refinance existing debt, and resources may not be available to us in sufficient amounts or on acceptable terms, which could have an adverse impact on our business.

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

Certain provisions of our certificate of incorporation and bylaws could discourage, delay, or prevent a merger, acquisition, or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. Stockholders who wish to participate in these transactions may not have the opportunity to do so. In addition, the provisions of Section 203 of the Delaware General Corporation Law also restrict certain business combinations with interested stockholders.

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

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “project,” “opportunity,” “predict,” “would,” “potential,” “future,” “forecast,” “likely,” “target” or similar statements or variations of such terms.

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

We lease our principal offices, which are located at 100 Pearl St., Hartford, CT 06103. In addition, we lease office space in Illinois, California, Massachusetts, and New York. We believe our office facilities are suitable and adequate for our business as it is presently conducted. Given the service nature of our business and the fact that we do not own real property, we do not anticipate that compliance with federal, state and local provisions regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material effect upon our capital expenditures, revenues or competitive position.

Item 3.	Legal Proceedings.

The Company is regularly involved in litigation and arbitration as well as examinations, inquiries, and investigations by various regulatory bodies, including the SEC, involving our compliance with, among other things, securities laws, client investment guidelines, laws governing the activities of broker-dealers and other laws and regulations affecting our products and other activities. Legal and regulatory matters of this nature may involve activities as an employer, issuer of securities, investor, investment adviser, broker-dealer or taxpayer. As of the date of this report, the Company believes that the outcomes of its legal or regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on its consolidated financial condition. However, it is not feasible to predict the ultimate outcome of all legal claims or matters or in certain instances provide reasonable ranges of potential losses. In the event of unexpected subsequent developments and given the inherent unpredictability of these legal and regulatory matters, there can be no assurance that our assessment of any claim, dispute, regulatory examination or investigation or other legal matter will reflect the ultimate outcome and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the NASDAQ Global Market under the trading symbol “VRTS.” As of February 13, 2014, we had 9,105,521 shares of our common stock outstanding that were held by approximately 71,615 holders of record. The table below sets forth the quarterly high and low sales prices of our common stock on the NASDAQ Global Market for each quarter in the last two fiscal years.

	Year Ended		Year Ended
	December 31, 2013		December 31, 2012
Quarter Ended	High	Low	High	Low
First Quarter	$191.34	$121.22	$87.00	$74.14
Second Quarter	$248.89	$175.96	$87.46	$69.00
Third Quarter	$195.69	$152.61	$93.74	$75.00
Fourth Quarter	$214.49	$154.30	$121.93	$86.02

There have been no cash or non-cash dividends on our common stock with respect to the periods presented. The payment of any dividends on our common stock and the amount thereof will be determined by the board of directors depending upon, among other factors, the Company’s earnings, operations, financial condition, capital requirements, and general business outlook at the time payment is considered.

Issuer Purchases of Equity Securities

In the fourth quarter of 2010, we implemented a share repurchase program allowing for the repurchase of up to 350,000 shares of our common stock prior to October 2013. In the second quarter of 2013, the share repurchase program was expanded to permit the repurchase of an additional 350,000 shares of our common stock prior to May 21, 2016. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases and/or privately negotiated transactions, depending on price and prevailing market and business conditions. The program is intended to generally offset dilution caused by shares issued under equity-based plans. The program may be suspended or terminated at any time.

There were no share repurchases under the share repurchase program during the three months ended December 31, 2013. The following table sets forth information regarding our common stock share repurchases under the share repurchase program since inception:

Year Ended	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
December 31, 2010	20,000	$46.17	20,000	330,000
December 31, 2011	135,000	$58.24	135,000	195,000
December 31, 2012	90,000	$99.30	90,000	105,000
December 31, 2013	105,000	$187.61	105,000	350,000

Total	350,000		350,000

(1)	Average price paid per share is calculated on a settlement basis and excludes commissions.
(2)	The share repurchases were completed pursuant to a program announced in October 2010. The program was extended and expanded in May 2013.

During the three months ended December 31, 2013, we withheld the issuance of 94 restricted stock units from employees through net share settlement by us for less than $0.1 million to cover tax withholdings from the vesting of these units for employees. For the year ended December 31, 2013, we withheld a total of 38,222 restricted stock units from issuance and paid $7.5 million to cover employee tax withholding obligations from the vesting of these units.

Item 6.	Selected Financial Data.

The following table sets forth our selected consolidated financial and other data at the dates and for the periods indicated. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

($ in thousands, except per share data)	Years Ended December 31,
	2013 (1)	2012 (1)	2011 (1)	2010 (2)	2009 (2)
Results of Operations
Revenues	$389,215	$280,086	$204,652	$144,556	$117,152
Expenses	275,711	219,641	190,749	135,285	123,775
Operating income (loss)	113,504	60,445	13,903	9,271	(6,623)
Income tax expense (benefit) (3)	44,778	27,030	(132,428)	513	121
Net income (loss) (3)	77,130	37,773	145,420	9,642	(6,484)
Net income (loss) attributable to common stockholders (3)	75,190	37,608	111,678	5,209	(10,244)
Earnings (loss) per share—basic (3)	9.18	4.87	17.98	0.87	(1.76)
Earnings (loss) per share—diluted (3)	8.92	4.66	16.34	0.81	(1.76)

	As of December 31,
	2013 (1)	2012 (1)	2011 (2)	2010 (2)	2009 (2)
Balance Sheet Data (4)
Cash and cash equivalents	$271,014	$63,432	$45,267	$43,948	$28,620
Investments (5)	37,258	18,433	18,357	12,913	11,839
Goodwill and other intangible assets, net	49,893	53,971	56,891	57,772	59,639
Total assets	644,954	332,749	286,379	148,911	134,023
Accrued compensation and benefits	53,140	41,252	31,171	19,245	14,707
Debt	—	15,000	15,000	15,000	15,000
Total liabilities	109,900	85,115	68,007	64,720	58,393
Convertible preferred stock (6)	—	—	35,217	35,921	45,900
Total equity	492,868	244,471	183,155	48,270	29,730
Net assets of consolidated sponsored investment products (7)	98,433	40,397	—	—	—
Working capital (8)	238,128	39,637	26,559	32,388	20,543

	As of December 31,
	2013	2012	2011	2010	2009
($ in millions)
Assets Under Management
Total assets under management	$57,740	$45,537	$34,588	$29,473	$25,440

(1)	Derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(2)	Derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.
(3)	2011 includes a tax benefit of $132.4 million primarily related to the release of a valuation allowance on certain deferred tax assets.
(4)	In 2013, the Company changed its balance sheet presentation from classified; distinguishing between short-term and long-term accounts, to unclassified, with no such distinction. All prior periods have been recast to conform to such presentation.
(5)	Includes marketable securities, equity method investments, and non-qualified retirement plan assets.
(6)	On October 27, 2011, the Company entered into an agreement with the Series B Convertible Preferred Stock (“Series B”) shareholder to convert 35,217 shares of Series B into 1,349,300 shares of common stock. The Series B was converted to shares of common stock on January 6, 2012. As a result of the conversion, all of the preferred shares were retired.

(7)	The Company consolidates sponsored mutual funds in which it has a majority voting interest. Net assets of consolidated sponsored investment products are comprised of $149.2 and $43.9 million of total assets, $8.6 and $0.3 million of total liabilities and $42.2 and $3.2 million of redeemable noncontrolling interests at December 31, 2013 and 2012, respectively.
(8)	Working capital is defined as cash and cash equivalents plus accounts receivable, net less accrued compensation and benefits and accounts payable and accrued liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our Business

We are a provider of investment management and related services to individuals and institutions. We use a multi-manager, multi-style approach, offering investment strategies from affiliated managers and unaffiliated subadvisers, each having its own distinct investment style, autonomous investment process and individual brand. By offering a broad array of products, we believe we can appeal to a greater number of investors, which allows us to have opportunities across market cycles through changes in investor preferences. Our earnings are primarily driven by asset-based fees charged for services relating to these various products including investment management, fund administration, distribution and shareholder services.

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

We distribute our open-end mutual funds through financial intermediaries. We have broad access in the retail market, with distribution partners that include national and regional broker-dealers, independent broker-dealers and independent financial advisory firms. In many of these firms, we have a number of products that are on firms’ preferred “recommended” lists and on fee-based advisory programs. Our sales efforts are supported by regional sales professionals, a national account relationship group and separate teams for the retirement and insurance markets.

Our separately managed accounts are distributed through financial intermediaries and directly by teams at our affiliated managers. Our institutional distribution strategy is an affiliate-centric and coordinated model. Through relationships with consultants, they target key market segments, including foundations and endowments, corporate, and public and private pension plans.

Market Developments

In 2013, the global equity markets were up as evidenced by the MSCI World Index ending the year at 1,661 as compared to 1,339 at the start of the year, an increase of 24.0%. The major U.S. equity indexes were also up for 2013, with the Dow Jones Industrial Average ending the year at 16,577, from 13,104 at the beginning of the year, an increase of 26.5% and the Standard & Poor’s 500 Index increased by 30.3% ending the year at 1,848, from 1,426 at the beginning of the year. The major U.S. bond index, the Barclays U.S. Aggregate Bond Index decreased 1.8% in 2013 ending the year at 1,807, from 1,840 at the beginning of the year.

Increases and decreases in our assets under management are driven in part by the performance of the financial markets. The financial markets have experienced a period of significant volatility over the past five years, which impacted asset flows and the value of our assets under management. The capital and financial markets could experience further fluctuation and volatility, which could impact relative investment returns and asset flows among investment products as well as investor choices and preferences among investment products, including equity, fixed income and alternative products. Uncertainties remain about the long-term nature of the economic recovery. The inconsistent nature of the recovery, and the possibility that further economic gains could be disrupted by local or global events such as adverse changes in interest rates, significant shifts in commodity supplies or prices, political unrest, or even government initiatives, could adversely impact interest in our investment products and services and, consequently, revenues and earnings.

Financial Highlights

•

Long-term open-end mutual fund sales were $19.1 billion in 2013, an increase of 54.8% from $12.3 billion in 2012. Long-term open-end mutual fund sales remained relatively balanced among asset strategies, and in 2013 35.5% of sales were in international equity funds; 23.5% of sales were in domestic equity funds; 28.2% in fixed income strategies; and 12.8% in alternative strategies.

•

Net flows of $8.1 billion for 2013, primarily from long-term open-end mutual fund sales combined with market appreciation of $4.9 billion contributed to an increase of $12.2 billion or 26.8% in assets under management to $57.7 billion at December 31, 2013 from $45.5 billion at December 31, 2012.

•

Total revenues were $389.2 million in 2013, an increase of 39.0% from $280.1 million in 2012. Total revenues increased in 2013 compared to prior year as a result of higher average assets under management and an increase in average fees earned.

•

In April 2013, we acquired a 24% noncontrolling equity interest in Kleinwort Benson Investors International, Ltd. (“KBII”), a subsidiary of Kleinwort Benson Investors (Dublin) for €2.6 million or $3.4 million. KBII is a U.S. registered investment adviser that provides specialized equity strategies to institutional clients. KBII also subadvises the Virtus Emerging Markets Equity Income Fund.

Assets Under Management

Assets under management increased 26.8% to $57.7 billion at December 31, 2013 from $45.5 billion at December 31, 2012. The increase in assets under management was driven primarily by positive net flows of $8.1 billion and market appreciation of $4.9 billion, offset by a decrease of $0.7 billion primarily due to a decrease in cash management assets. Positive net flows of $8.1 billion in 2013 were primarily due to strong sales of long-term open-end mutual funds.

Operating Results

In 2013, total revenues increased 39.0% to $389.2 million from $280.1 million in 2012. Revenues increased in 2013 as compared with 2012 primarily as a result of an increase in average assets under management and an increase in the average management fee rate. Average assets under management, which corresponds to our fee-earning asset levels, was $53.0 billion for the year ended December 31, 2013, an increase of 33.7% from $39.6 billion for the year ended December 31, 2012. Operating income increased by 87.8% from $60.4 million in 2012 to $113.5 million in 2013, primarily due to increased revenues driven by higher levels of average assets under management.

Assets Under Management by Product

The following table presents our assets under management by product for the periods indicated:

	As of December 31,			Change
	2013	2012	2011	2013 vs. 2012%		2012 vs. 2011%
($ in millions)
Retail Assets
Mutual fund assets
Long-term open-end mutual funds	$36,367.7	$25,827.1	$16,896.6	$10,540.6	40.8%	$8,930.5	52.9%
Closed-end funds	6,499.6	6,231.6	5,675.6	268.0	4.3%	556.0	9.8%
Money market open-end funds	1,556.6	1,994.1	2,294.8	(437.5)	(21.9)%	(300.7)	(13.1)%

Total mutual fund assets	44,423.9	34,052.8	24,867.0	10,371.1	30.5%	9,185.8	36.9%
Variable insurance funds	1,311.8	1,295.7	1,308.6	16.1	1.2%	(12.9)	(1.0)%
Separately managed accounts	7,433.1	5,829.0	3,933.8	1,604.1	27.5%	1,895.2	48.2%

Total retail assets	53,168.8	41,177.5	30,109.4	11,991.3	29.1%	11,068.1	36.8%

Total institutional assets	4,570.8	4,359.5	4,478.2	211.3	4.8%	(118.7)	(2.7)%

Total Assets Under Management	$57,739.6	$45,537.0	$34,587.6	$12,202.6	26.8%	$10,949.4	31.7%

Average Assets Under Management	$52,975.8	$39,631.5	$32,995.6	$13,344.3	33.7%	$6,635.9	20.1%

Asset Flows by Product

The following table summarizes our asset flows by product for the periods indicated:

($ in millions)	Years Ended December 31,
	2013	2012	2011
Retail Products
Mutual Funds—Long-term Open-end
Beginning balance	$25,827.1	$16,896.6	$11,801.2
Inflows	19,097.6	12,340.9	9,478.4
Outflows	(10,991.7)	(5,921.7)	(4,424.0)

Net flows	8,105.9	6,419.2	5,054.4
Market appreciation	2,124.6	2,542.0	181.1
Other (1)	310.1	(30.7)	(140.1)

Ending balance	$36,367.7	$25,827.1	$16,896.6

Mutual Funds—Closed-end
Beginning balance	$6,231.6	$5,675.6	$4,321.2
Inflows	—	444.2	817.1
Outflows	—	—	—

Net flows	—	444.2	817.1
Market appreciation	728.2	362.7	514.5
Other (1)	(460.2)	(250.9)	22.8

Ending balance	$6,499.6	$6,231.6	$5,675.6

Mutual Funds—Money Market Open-end
Beginning balance	$1,994.1	$2,294.8	$2,915.5
Other (1)	(437.5)	(300.7)	(620.7)

Ending balance	$1,556.6	$1,994.1	$2,294.8

Variable Insurance Funds
Beginning balance	$1,295.7	$1,308.6	$1,538.5
Inflows	48.7	48.0	25.8
Outflows	(245.4)	(238.2)	(267.8)

Net flows	(196.7)	(190.2)	(242.0)
Market appreciation	213.3	177.3	11.1
Other (1)	(0.5)	—	1.0

Ending balance	$1,311.8	$1,295.7	$1,308.6

Separately Managed Accounts (2)
Beginning balance	$5,829.0	$3,933.8	$3,833.0
Inflows	1,384.0	1,178.4	733.5
Outflows	(1,225.9)	(980.7)	(779.5)

Net flows	158.1	197.7	(46.0)
Market appreciation	1,481.4	526.8	197.0
Other (1)	(35.4)	1,170.7	(50.2)

Ending balance	$7,433.1	$5,829.0	$3,933.8

Institutional Products (2)
Beginning balance	$4,359.5	$4,478.2	$5,063.9
Inflows	796.3	435.9	169.0
Outflows	(782.1)	(576.1)	(544.3)

Net flows	14.2	(140.2)	(375.3)
Market appreciation	314.7	233.4	240.3
Other (1)	(117.6)	(211.9)	(450.7)

Ending balance	$4,570.8	$4,359.5	$4,478.2

Total
Beginning balance	$45,537.0	$34,587.6	$29,473.3
Inflows	21,326.6	14,447.4	11,223.8
Outflows	(13,245.1)	(7,716.7)	(6,015.6)

Net flows	8,081.5	6,730.7	5,208.2
Market appreciation	4,862.2	3,842.2	1,144.0
Other (1)	(741.1)	376.5	(1,237.9)

Ending balance	$57,739.6	$45,537.0	$34,587.6

(1)	Comprised of open-end and closed-end mutual fund distributions, net flows of cash management strategies, net flows and market appreciation (depreciation) on structured products, and net flows from non-sales related activities such as asset acquisitions/(dispositions) and the impact of leverage on assets under management.
(2)	Includes assets under management related to option strategies.

The following table summarizes our assets under management by asset class:

	As of December 31,			Change
	2013	2012	2011	2013 vs. 2012%		2012 vs. 2011%
($ in millions)
Asset Class
Equity	$33,610.7	$24,668.1	$18,124.6	$8,942.6	36.3%	$6,543.5	36.1%
Fixed income	15,829.4	14,861.2	12,314.6	968.2	6.5%	2,546.6	20.7%
Alternative (1)	6,711.9	3,977.9	1,727.2	2,734.0	68.7%	2,250.7	130.3%
Cash management	1,587.6	2,029.8	2,421.2	(442.2)	(21.8)%	(391.4)	(16.2%)

Total	$57,739.6	$45,537.0	$34,587.6	$12,202.6	26.8%	$10,949.4	31.7%

(1)	Includes assets under management primarily related to options, long/short strategies and real estate securities.

Year ended December 31, 2013 compared to year ended December 31, 2012. At December 31, 2013, we managed $57.7 billion in total assets representing an increase of $12.2 billion or 26.8% from the $45.5 billion managed at December 31, 2012. The increase in assets under management for the year ended December 31, 2013 was due primarily to overall positive net flows of $8.1 billion and market appreciation of $4.9 billion. The positive net flows were primarily the result of strong sales of long-term open-end mutual funds. Cash management assets declined for the year ended December 31, 2013 due to net outflows in our money market funds.

Year ended December 31, 2012 compared to year ended December 31, 2011. At December 31, 2012, we managed $45.5 billion in total assets representing an increase of $10.9 billion or 31.7% from the $34.6 billion managed at December 31, 2011. The increase in assets under management for the year ended December 31, 2012 was due primarily to overall positive net flows of $6.7 billion, market appreciation of $3.8 billion and the acquisition of Rampart Investment Management (“Rampart”) which added $1.3 billion. The positive net flows were primarily the result of strong sales of long-term open-end mutual funds and the launch of the Virtus Global Multi-Sector Income Fund (“VGI”) closed-end fund. Cash management assets declined for the year ended December 31, 2012 due to redemptions of cash management institutional mandates.

Average Assets Under Management and Average Basis Points

The following table summarizes average assets under management and the average management fee earned:

	As of December 31,
	Average Fee Earned (expressed in basis points)			Average Assets Under Management ($ in millions)
	2013	2012	2011	2013	2012	2011
Products
Mutual Funds—Long-term Open-End (1)	51	51	46	$32,520.4	$21,446.5	$14,799.0
Mutual Funds—Closed-End	62	59	54	6,476.0	6,014.9	4,851.7
Mutual Funds—Money Market Open-End (1)	2	4	4	1,700.7	1,845.7	2,516.1
Variable Insurance Funds (1)	57	48	42	1,300.6	1,319.8	1,447.0
Separately Managed Accounts	49	51	49	6,471.4	4,586.0	3,905.3
Institutional Products	34	31	27	4,506.7	4,418.6	5,476.5

All Products	49	47	41	$52,975.8	$39,631.5	$32,995.6

(1)	Average fees earned are net of non-affiliated subadvisory fees.

Long-term and money market open-end mutual fund and variable insurance fund fees are calculated based on average daily net assets. Closed-end fund fees are calculated based on either average weekly or daily net assets. Average fees earned will vary based on several factors, including the asset mix and reimbursements to funds. Separately managed account fees are generally calculated based on the end of the preceding or current quarter’s asset values or on an average of month-end balances. Institutional product fees are calculated based on an average of month-end balances. Structured finance product fees, which are included in institutional products, are calculated based on a combination of the underlying cash flows and the principal value of the product.

Year ended December 31, 2013 compared to year ended December 31, 2012. The average fee rate earned for 2013 increased as compared to the prior year as equity and alternative products, which generally have higher fees, represented a higher percentage of our assets under management due to strong sales, positive flows and market appreciation. The average fee rate earned on closed-end funds increased for 2013 as compared to the same period in 2012 due to decreased fee waivers. The average fee rate earned on variable insurance funds increased in 2013 as compared to the same period in 2012 due to a decrease in fund reimbursements over the same periods. The average fee rate earned on institutional products increased in 2013 as compared to 2012 due to higher fee rates on new institutional mandates and additional fees on one of our structured products.

Year ended December 31, 2012 compared to year ended December 31, 2011. The average fee rate earned for 2012 increased as compared to the prior year as equity products, which generally have higher fees, represented a higher percentage of our assets under management due to strong sales, positive flows and market appreciation as well as the internalization of the Newfleet Multi-Sector portfolio management team in the second quarter of 2011, which eliminated a prior subadvisory fee. The average fee rate earned on closed-end funds increased for 2012 as compared to the same period in 2011 due to the addition of the Duff & Phelps Global Utility Income Fund closed-end fund during the third quarter of 2011 and the Virtus Global Multi-Sector Income Fund closed end fund during the first quarter of 2012. The average fee rate earned on variable insurance funds increased in 2012 as compared to the same period in 2011 due to a decrease in fund reimbursements over the same periods. The average fee rate earned on institutional products increased in 2012 as compared to 2011 due to the redemption of cash management institutional mandates on which we earn lower fee rates.

Results of Operations

Summary Financial Data

	Years Ended December 31,			Change
	2013	2012	2011	2013 vs. 2012%		2012 vs. 2011%
($ in thousands)
Investment management fees	$260,557	$187,875	$135,063	$72,682	38.7%	$52,812	39.1%
Other revenues	128,658	92,211	69,589	36,447	39.5%	22,622	32.5%

Total revenues	389,215	280,086	204,652	109,129	39.0%	75,434	36.9%

Operating expenses	271,298	215,520	186,731	55,778	25.9%	28,789	15.4%
Amortization expense	4,413	4,121	4,018	292	7.1%	103	2.6%

Total expenses	275,711	219,641	190,749	56,070	25.5%	28,892	15.1%

Operating income	113,504	60,445	13,903	53,059	87.8%	46,542	334.8%
Other income (expense), net	5,939	3,925	(450)	2,014	51.3%	4,375	(972.2)%
Interest income (expense), net	2,465	433	(461)	2,032	469.3%	894	(193.9)%

Income before income taxes	121,908	64,803	12,992	57,105	88.1%	51,811	398.8%
Income tax expense (benefit)	44,778	27,030	(132,428)	17,748	65.7%	159,458	(120.4)%

Net income	77,130	37,773	145,420	39,357	104.2%	(107,647)	(74.0)%
Noncontrolling interests	(1,940)	(101)	—	(1,839)	1820.8%	(101)	N/A
Preferred stockholder dividends	—	—	(9,482)	—	N/A	9,482	(100.0)%
Allocation of earnings to preferred stockholders	—	(64)	(24,260)	64	(100.0)%	24,196	(99.7)%

Net income attributable to common stockholders	$75,190	$37,608	$111,678	$37,582	99.9%	$(74,070)	(66.3)%

Revenues

Revenues by source for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Years Ended December 31,			Change
($ in thousands)	2013	2012	2011	2013 vs. 2012%		2012 vs. 2011%
Investment management fees
Mutual funds	$206,516	$144,688	$95,176	$61,828	42.7%	$49,512	52.0%
Separately managed accounts	31,510	23,245	19,166	8,265	35.6%	4,079	21.3%
Institutional accounts	15,184	13,554	14,596	1,630	12.0%	(1,042)	(7.1)%
Variable insurance funds	7,347	6,388	6,125	959	15.0%	263	4.3%

Total investment management fees	260,557	187,875	135,063	72,682	38.7%	52,812	39.1%
Distribution and service fees	78,965	56,866	43,792	22,099	38.9%	13,074	29.9%
Administration and transfer agent fees	48,185	33,779	23,878	14,406	42.6%	9,901	41.5%
Other income and fees	1,508	1,566	1,919	(58)	(3.7)%	(353)	(18.4)%

Total revenues	$389,215	$280,086	$204,652	$109,129	39.0%	$75,434	36.9%

Investment Management Fees

Year ended December 31, 2013 compared to year ended December 31, 2012. Investment management fees are earned based on a percentage of assets under management, and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payments. Investment management fees increased by $72.7 million or 38.7% for the year ended December 31, 2013 due to a 33.7% increase in average assets under management and an increase of approximately 2.0 basis points in average fee rate earned. The increase in average assets under management for the year ended December 31, 2013 was due primarily to overall positive net flows of $8.1 billion resulting from higher sales of long-term open-end mutual funds in 2013 and market appreciation of $4.9 billion. Revenues increased at a higher rate than assets under management due to the increase in the average fee rate earned and the mix of assets. Cash management assets represented 2.7% of total assets under management at December 31, 2013 compared to 4.5% at December 31, 2012.

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

Distribution and Service Fees

Year ended December 31, 2013 compared to year ended December 31, 2012. Distribution and service fees, which are asset-based fees earned from open-end mutual funds and variable insurance funds for distribution services, increased by $22.1 million or 38.9% for the year ended December 31, 2013 as compared to the prior year due to higher assets under management. The increase in fees also resulted in a corresponding increase in distribution and administrative expenses, primarily driven by increased payments to our third-party distribution partners for providing services to investors in our sponsored funds.

Year ended December 31, 2012 compared to year ended December 31, 2011. Distribution and service fees increased by $13.1 million or 29.9% for the year ended December 31, 2012 as compared to the prior year due to higher assets under management. The increase in fees also resulted in a corresponding increase in distribution and administrative expenses, primarily driven by increased payments to our third-party distribution partners for providing services to investors in our sponsored funds.

Administration and Transfer Agent Fees

Year ended December 31, 2013 compared to year ended December 31, 2012. Administration and transfer agent fees represent fees earned for fund administration and shareholder services from our open-end mutual funds, variable insurance funds and certain of our closed-end funds. Fund administration and transfer agent fees increased $14.4 million for the year ended December 31, 2013 as compared to the prior year due to higher long-term open-end mutual fund average assets under management.

Year ended December 31, 2012 compared to year ended December 31, 2011. Fund administration and transfer agent fees increased $9.9 million for the year ended December 31, 2012 as compared to the prior year due to higher average assets under management in 2012 as compared to 2011.

Other Income and Fees

Year ended December 31, 2013 compared to year ended December 31, 2012. Other income and fees primarily represent contingent sales charges earned from investor redemptions levied on certain shares sold without a front-end sales charge and fees earned for the distribution of unaffiliated products. Other income and fees decreased $0.1 million primarily due to a decrease in fees earned for the distribution of unaffiliated products.

Year ended December 31, 2012 compared to year ended December 31, 2011. Other income and fees decreased $0.4 million primarily due to a decrease in fees earned for the distribution of unaffiliated products.

Operating Expenses

Operating expenses by category were as follows:

	Years Ended December 31,			Change
	2013	2012	2011	2013 vs. 2012%		2012 vs. 2011%
($ in thousands)
Operating expenses
Employment expenses	$131,768	$105,571	$92,543	$26,197	24.8%	$13,028	14.1%
Distribution and administrative expenses	97,786	72,210	60,176	25,576	35.4%	12,034	20.0%
Other operating expenses	41,541	36,142	32,004	5,399	14.9%	4,138	12.9%
Restructuring and severance	203	1,597	2,008	(1,394)	(87.3)%	(411)	(20.5)%
Amortization expense	4,413	4,121	4,018	292	7.1%	103	2.6%

Total operating expenses	$275,711	$219,641	$190,749	$56,070	25.5%	$28,892	15.1%

Employment Expenses

Year ended December 31, 2013 compared to year ended December 31, 2012. Employment expenses primarily consist of fixed and variable compensation and related employee benefit costs. Employment expenses of $131.8 million increased $26.2 million or 24.8% as compared to the year ended December 31, 2012. The increase is primarily due to increases in sales and profit-based variable compensation, payroll taxes and other benefits resulting from higher sales and profits and staff additions related to the growth of the business and the full year impact from the addition of a new affiliate.

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

Distribution and Administrative Expenses

Year ended December 31, 2013 compared to year ended December 31, 2012. Distribution and administrative expenses primarily consist of payments to third-party distribution partners for providing services to investors in our sponsored funds. These payments are generally based on percentages of either assets under management or sales. These expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized over the periods in which commissions are generally recovered from distribution fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares. Distribution and administrative expenses increased $25.6 million or 35.4% in the year ended December 31, 2013 as compared to the prior year. The increase is primarily due to increases in our assets under management. There were $3.9 million of closed-end fund launch costs in the first quarter of 2012 for which there were no comparable costs incurred during the corresponding period in 2013.

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

Other Operating Expenses

Year ended December 31, 2013 compared to year ended December 31, 2012. Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and entertainment costs, rent and occupancy expenses and other miscellaneous costs. Other operating expenses increased $5.4 million or 14.9% to $41.5 million for the year ended December 31, 2013 as compared to $36.1 million in the prior year primarily due to increases in investment research costs, depreciation expense, rent and occupancy costs as a result of the addition of Rampart during the fourth quarter of 2012 and travel and entertainment costs associated with the expansion of the retail distribution team, partially offset by reductions in professional fees.

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

Restructuring and Severance

We incurred $0.2 million, $1.6 million, and $2.0 million of restructuring and severance costs in 2013, 2012, and 2011, respectively, resulting from staff reductions.

Amortization Expense

Year ended December 31, 2013 compared to year ended December 31, 2012. Amortization expense primarily consists of the straight-line amortization of acquired investment advisory contracts, recorded as definite-lived intangible assets, over their estimated useful lives. Amortization expense of $4.4 million for the year ended December 31, 2013 increased from the prior year by $0.3 million or 7.1% due to the addition of intangible assets as a result of the acquisition of Rampart in 2012.

Year ended December 31, 2012 compared to year ended December 31, 2011. Amortization expense of $4.1 million for the year ended December 31, 2012 increased from the prior year by $0.1 million or 2.6 % due to the addition of intangible assets as a result of the acquisition of Rampart.

Other Income (Expense), net

Year ended December 31, 2013 compared to year ended December 31, 2012. Other income (expense), net primarily consists of realized and unrealized gains and losses recorded on trading securities and investments of consolidated sponsored investment products. Other income (expense), net increased from the prior year by $2.0 million or 51.3% due to increases in the market value of trading securities and realized and unrealized gains related to investments of consolidated sponsored investment products.

Year ended December 31, 2012 compared to year ended December 31, 2011. Other income (expense), net increased from the prior year by $4.4 million or 972.2% due to increases in the market value of trading securities and realized and unrealized gains related to investments of consolidated sponsored investment products.

Interest Income (Expense), net

Year ended December 31, 2013 compared to year ended December 31, 2012. Interest income (expense), net consists of interest and dividend income earned on cash equivalents, investments and investments of consolidated sponsored investment products net of interest expense on our debt. Interest income (expense), net increased $2.0 million for the year ended December 31, 2013 compared to the prior year. The increase in interest income (expense), net is due to higher interest and dividend income earned on investments of our consolidated sponsored investment products and $0.1 million in lower interest expense for the year since we repaid our debt outstanding during the third quarter of 2013. During September 2013, we repaid the entire outstanding balance under our amended senior secured revolving credit facility (“Credit Facility”). The effective interest rate on our outstanding long-term debt, inclusive of the amortization of deferred financing costs, was 4.77% through the period we had outstanding debt in 2013 as compared to 5.05% as of December 31, 2012. The decrease in our effective interest rate is due to the decrease in our interest rate based on the terms of our Credit Facility.

Year ended December 31, 2012 compared to year ended December 31, 2011. Interest income (expense), net increased $0.9 million for the year ended December 31, 2012 compared to the prior year. The increase in interest income (expense), net is due to higher interest and dividend income earned on our cash equivalents and investments as well as investments of our consolidated sponsored investment products. Interest expense in 2012 remained consistent with 2011. The effective interest rate of the Company’s outstanding long-term debt, inclusive of the amortization of deferred financing costs, was 5.05% as of December 31, 2012 as compared to 4.28% as of December 31, 2011. The increase in our effective interest rate is due to the increase in the amortization of deferred financing costs as we incurred additional costs when the Company amended the Credit Facility in September 2012.

Income Tax Expense (Benefit)

Year ended December 31, 2013 compared to year ended December 31, 2012. The provision for income taxes reflects federal, state and local taxes at an estimated annual effective tax rate of 36.7% and 41.7%, for the years ended December 31, 2013 and 2012, respectively. The primary difference in the annual effective tax rate for 2013 compared to 2012 was attributable to a reduction of the recorded value of our state net deferred tax asset of $3.4 million in 2012 due to an expected decrease in our state tax rate.

Year ended December 31, 2012 compared to year ended December 31, 2011. The estimated annual effective tax rate was 41.7% and (1,019.3%) for the years ended December 31, 2012 and 2011, respectively. The primary difference in the annual effective tax rate for 2012 compared to 2011 was due to the changes in management’s assessment as to the realizability of its deferred tax assets. The Company released its valuation allowance during the fourth quarter of 2011 on all net deferred tax assets other than those related to capital losses and state net operating loss carryforwards that are not expected to be utilized prior to expiration. Prior to the fourth quarter of 2011, the Company offset all changes in its deferred tax assets with a valuation allowance which led to an effective tax rate that was substantially different from the applicable statutory tax rates. In addition, primarily as a result of 2012 business changes and growth, the Company’s future state tax rate is expected to decrease in the current and future years as compared to 2011. This change resulted in the reduction of the recorded value of the Company’s state net deferred tax asset of $3.4 million.

Effects of Inflation

Inflation can impact our organization primarily in two ways. First, inflationary pressures can result in increases in our cost structure, especially to the extent that large expense components such as compensation are impacted. To the degree that these expense increases are not recoverable or cannot be counterbalanced through pricing increases due to the competitive environment, our profitability could be negatively impacted. Secondly, the value of the assets that we manage may be negatively impacted when inflationary expectations result in a rising interest rate environment. Declines in the values of these assets under management could lead to reduced revenues as management fees are generally earned as a percent of assets under management.

Liquidity and Capital Resources

Certain Financial Data

The following tables summarize certain key financial data relating to our liquidity and capital resources:

	As of December 31,			Change
($ in thousands)	2013	2012	2011	2013 vs. 2012%		2012 vs. 2011%
Balance Sheet Data (1)
Cash and cash equivalents	$271,014	$63,432	$45,267	$207,582	327.3%	$18,165	40.1%
Investments	37,258	18,433	18,357	18,825	102.1%	76	0.4%
Deferred taxes, net	64,500	96,923	123,692	(32,423)	(33.5)%	(26,769)	(21.6)%
Debt	—	15,000	15,000	(15,000)	(100.0)%	—	—%
Convertible preferred stock (2)	—	—	35,217	—	—%	(35,217)	(100.0)%
Total equity	492,868	244,471	183,155	248,397	101.6%	61,316	33.5%
Net assets of consolidated sponsored investment products (3)	98,433	40,397	—	58,036	143.7%	40,397	N/A
Working capital (4)	238,128	39,637	26,559	198,491	500.8%	13,078	49.2%

	Years Ended December 31,
	2013	2012	2011
Cash Flow Data
Provided by (used in)
Operating activities	$28,837	$39,818	$23,650
Investing activities	(6,231)	(5,167)	(4,070)
Financing activities	185,493	(16,472)	(18,261)

(1)	During 2013, the Company changed its balance sheet presentation from classified; distinguishing between short-term and long-term accounts, to unclassified with no such distinction. All prior periods have been recast to conform to such presentation.
(2)	On January 6, 2012, all 35,217 outstanding shares of Series B converted to 1,349,300 shares of common stock in connection with the conversion agreement entered into on October 27, 2011 between the Company and BMO, the holder of the outstanding Series B. As a result of the conversion, all of the preferred shares have been retired.
(3)	Net assets of consolidated sponsored investment products are comprised of $149.2 and $43.9 million of total assets, $8.6 and $0.3 million of total liabilities and $42.2 and $3.2 million of redeemable noncontrolling interest at December 31, 2013 and 2012, respectively.
(4)	Working capital is defined as cash and cash equivalents plus accounts receivable, net less accrued compensation and benefits and accounts payable and accrued liabilities.

Short-Term Capital Requirements

Our short-term capital requirements, which we consider to be those capital requirements due within one year, include payment of annual incentive compensation, salary costs and other operating expenses, primarily consisting of investment research costs, professional fees and occupancy expenses. Incentive compensation, which is generally the Company’s largest annual operating cash payment, is paid in the first quarter of the year. In the first quarter of 2013 and 2012, we paid approximately $33.0 million and $24.8 million, respectively, in incentive compensation earned during the years ended December 31, 2012 and 2011, respectively. Short-term capital requirements may also be affected by employee tax withholding payments related to net share settlement upon vesting of restricted stock units (“RSUs”). For the years ended December 31, 2013 and 2012, a total of 38,222 and 143,102 RSUs, respectively, were withheld through net share settlement by the Company to settle employee tax withholding obligations. The Company paid $7.5 million and $11.5 million in employee tax withholding obligations related to the RSUs withheld for the years ended December 31, 2013 and 2012, respectively. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that otherwise would have been issued as a result of the vesting. The amount we pay in future periods will vary based on our stock price, the number of RSUs vesting during the period and whether we and our employees elect to satisfy withholding taxes through net share settlement. Approximately 96,000 RSUs are expected to vest in March 2014 that may require a cash outlay related to employee tax withholdings.

Our working capital is comprised of cash and cash equivalents plus accounts receivable, net less accrued compensation and benefits and accounts payable and accrued liabilities. Working capital was $238.1 million as of December 31, 2013, an increase of $198.5 million from $39.6 million as of December 31, 2012, primarily due to the proceeds received in a public offering of our common stock in September 2013. We believe our working capital and cash flows from operations will be adequate to meet our short term capital requirements.

Uses and Sources of Capital

We expect that our main uses of cash will be to (i) invest in our organic growth, including our distribution efforts and closed-end fund launches; (ii) seed new investment strategies and mutual funds to introduce new products or to enhance distribution access; (iii) acquire shares of our common stock; (iv) fund ongoing and potential investments in our infrastructure to achieve greater economies of scale and a more efficient overall cost structure; and (v) invest in inorganic growth opportunities as they arise.

In September 2013, we issued 1.3 million shares of common stock in a public offering for net proceeds of $191.8 million, after underwriting discounts, commissions and other offering expenses pursuant to an already effective shelf registration statement. We expect to use the net proceeds of this offering to expand our seed capital program for new investment strategies and general corporate purposes.

In addition, during 2013 we paid approximately $19.7 million to repurchase a total of 105,000 common shares under the board authorized share repurchase program. During 2012, we paid approximately $8.9 million to repurchase 90,000 common shares under the same program.

Capital and Reserve Requirements

VPD, a wholly-owned subsidiary of the Company, is a broker-dealer registered with the SEC and is therefore subject to certain rules regarding minimum net capital, as defined by those rules. VPD is required to maintain a ratio of “aggregate indebtedness” to “net capital,” as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us including additional reporting requirements, a lower required ratio of aggregate indebtedness to net capital or interruption of our business. At December 31, 2013 and 2012, the ratio of aggregate indebtedness to net capital of our broker-dealer was below the maximum allowed and its net capital was significantly greater than the required minimum.

Balance Sheet

Cash and cash equivalents consist of cash in banks and money market fund investments. Cash and cash equivalents typically increase in the second, third and fourth quarters of the year as we record, but do not pay, variable incentive compensation. Annual incentive compensation is paid in the first quarter of the year. Investments consist primarily of investments in our affiliated mutual funds as well as equity method investments. At December 31, 2013 we had no debt outstanding and at December 31, 2012, our debt outstanding was $15.0 million.

Operating Cash Flow

Net cash provided by operating activities of $28.8 million for the year ended December 31, 2013 declined by $11.0 million from net cash provided by operating activities of $39.8 million in the prior year due primarily to increases in purchases of investments by consolidated sponsored investment products, payments of deferred commissions, accounts receivable and realized and unrealized gains on investments of consolidated sponsored investment products offset by an increase in our net income, amortization of deferred commissions and accrued compensation, accounts payable and accrued liabilities. Cash flows from operating activities for the year ended December 31, 2013 includes the expected utilization of deferred tax assets to reduce current taxes payable in the amount of $32.6 million.

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

Investing Cash Flow

Net cash used in investing activities consists primarily of capital expenditures, acquisitions of businesses, other acquisitions and the reinvestment of dividends in our sponsored mutual funds. Net cash used in investing activities of $6.2 million for the year ended December 31, 2013 increased by $1.1 million from net cash used in investing activities of $5.2 million in the prior year due primarily to the acquisition of our equity method investment in Kleinwort Benson Investors International, Ltd. as well as the change in cash and cash equivalents as a result of the deconsolidation of certain consolidated sponsored investment products offset by a decrease in capital expenditures of approximately $1.8 million.

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

Financing Cash Flow

Cash flows used in financing activities consist primarily of repurchases of our common stock, acquisitions of investment management contracts and payments to settle tax withholding obligations for the net share settlement of RSUs offset by proceeds from stock option exercises and contributions to noncontrolling interests related to our consolidated sponsored investment products. For the year ended December 31, 2013, net cash provided by financing activities of $185.5 million consists primarily of net proceeds of $191.8 million from the issuance of 1.3 million shares of common stock in a public offering, $35.5 million in third-party contributions to the noncontrolling interests in our consolidated sponsored investment products and $0.6 million in proceeds from stock option exercises offset by the repayment of the total amount outstanding of $15.0 million on our Credit Facility, repurchases of our common stock of $19.7 million, payments to settle tax withholding obligations for the net share settlement of RSUs of $7.5 million and contingent payments made related to acquired investment management contracts of $0.6 million.

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

Debt

Our Credit Facility, as amended and restated, has a five-year term and provides borrowing capacity of up to $75.0 million with a $7.5 million sub-limit for the issuance of standby letters of credit. In addition, the Credit Facility provides for a $50.0 million increase provision conditioned on approval by the lending group. The Credit Facility is secured by substantially all of our assets. At December 31, 2013, no amount was outstanding and at December 31, 2012, $15.0 million was outstanding under the Credit Facility. As of December 31, 2013, we had the capacity to draw on the entire $75.0 million available under the Credit Facility.

Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at our option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate (as defined in the Credit Facility agreement), plus, in each case, an applicable margin, that ranges from 0.75% to 2.50%. Under the terms of the Credit Facility, we are also required to pay certain fees, including an annual commitment fee that ranges from 0.35% to 0.50% on undrawn amounts and a letter of credit participation fee at an annual rate equal to the applicable margin as well as any applicable fronting fees, each of which is payable quarterly in arrears.

The Credit Facility contains customary covenants, including covenants that restrict (subject in certain instances to minimum thresholds or exceptions) our and certain of our subsidiaries’ ability to incur additional indebtedness, create liens, merge or make acquisitions, dispose of assets, enter into leases, sale/leasebacks or acquisitions of capital stock, and make loans, guarantees and investments, among other things. In addition, the Credit Facility contains certain financial covenants, the most restrictive of which include: (i) a minimum interest coverage ratio (generally, adjusted EBITDA to interest expense as defined in and for the period specified in the Credit Facility agreement) of at least 4.00:1, and (ii) a leverage ratio (generally, total debt as of any date to adjusted EBITDA as defined in and for the period specified in the Credit Facility agreement) of no greater than 2.75:1. For purposes of the Credit Facility, adjusted EBITDA generally means, for any period, our net income before interest expense, income taxes, depreciation and amortization expense, and excluding non-cash stock-based compensation, unrealized mark-to-market gains and losses, certain severance, and certain non-cash non-recurring gains and losses as described in and specified under the Credit Facility. At December 31, 2013, we were in compliance with all financial covenants under the Credit Facility.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2013:

	Payments Due
($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Lease obligations	$18.0	$3.1	$7.7	$3.7	$3.5
Credit Facility, including commitment fee (1)	1.0	0.3	0.7	—	—
Minimum payments on service contracts (2)	2.5	2.2	0.3	—	—
Contingent consideration (3)	0.5	—	0.5	—	—

Total	$22.0	$5.6	$9.2	$3.7	$3.5

(1)

At December 31, 2013, we had no amount outstanding under our Credit Facility, which has a variable interest rate. Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at our option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate, plus, in each case, an applicable margin, that ranges from 0.75% to 2.50%. We are also required to pay an annual commitment fee that ranges from 0.35% to 0.50% on undrawn amounts. Payments due are estimated based on the commitment fee rate of 0.35% in effect on December 31, 2013.
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

The table above excludes approximately $32.6 million of unrecognized tax benefits accounted for under Accounting Standards Codification (“ASC”) 740, Income Taxes, as we are unable to reasonably estimate the ultimate amount or timing of any settlement. See Note 7 to our consolidated financial statements for more information.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements and the accompanying notes are prepared in accordance with Generally Accepted Accounting Principles, which requires the use of estimates. Actual results will vary from these estimates. Management believes the following critical accounting policies are important to understanding our results of operations and financial position.

Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries and sponsored investment products in which it has a controlling financial interest. The Company is generally considered to have a controlling financial interest when it owns a majority of the voting interest in an entity or otherwise has the power to govern the financial and operating policies of the subsidiary. See Note 20 to our consolidated financial statements for additional information related to the consolidation of sponsored investment products.

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

Fair Value Measurements and Fair Value of Financial Instruments

The Financial Accounting Standards Board (“FASB”) defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. ASC 820, Fair Value Measurements and Disclosures establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation hierarchy contains three levels as follows:

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

The following is a discussion of the valuation methodologies used for the Company’s assets measured at fair value.

Sponsored mutual funds and variable insurance funds represent investments in open-end mutual funds and variable insurance funds for which the Company acts as adviser and distributor. The fair value of these securities is determined based on their published net asset values and are categorized as Level 1.

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

Sponsored closed-end funds represent investments for which the Company acts as adviser and are actively traded on the New York Stock Exchange. The fair value of these securities is determined based on the official closing price and are categorized as Level 1.

Nonqualified retirement plan assets represent mutual funds within a nonqualified retirement plan whose fair value is determined based on their published net asset value and are classified as Level 1.

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments. The estimated fair value of debt at

December 31, 2012, which has a variable interest rate, approximates its carrying value and is classified as Level 2. Marketable securities are reflected in the consolidated financial statements at fair value based upon publicly quoted market prices.

Goodwill and Other Intangible Assets

As of December 31, 2013, the carrying values of goodwill, indefinite-lived and definite-lived intangible assets was $5.3 million, $12.2 million and $32.4 million, respectively. Goodwill represents the excess of the purchase price of acquisitions over the fair value of identified net assets and liabilities acquired. Indefinite-lived intangible assets are comprised of acquired, closed-end fund investment advisory contracts.

For goodwill and indefinite-lived intangible assets, impairment tests are performed annually, or more frequently, should circumstances change, which could reduce the fair value below its carrying value. We have determined that the Company has only one reporting unit for purposes of assessing the carrying value of goodwill. For definite-lived intangible assets, impairment testing is performed whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the Company determines the carrying value of the definite-lived intangible assets is less than the sum of the undiscounted cash flows expected to result from the asset we will quantify the impairment using a discounted cash flow model. The key assumptions in the discounted cash flow model include; the estimated remaining useful life of the intangible asset; the discount rate; investment management fee rates on assets under management; and the market expense ratio factor.

Definite-lived intangible assets are comprised of acquired investment advisory contracts. The Company monitors the useful lives of definite-lived intangible assets and revises the useful lives, if necessary, based on the circumstances. Significant judgment is required in estimating the period that these assets will contribute to our cash flows and the pattern over which these assets will be consumed. A change in the remaining useful life of any of these assets could have a significant impact on our amortization expense. All amortization expense is calculated on a straight-line basis.

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

We apply the rules issued in ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment which provides entities with an option to perform a qualitative assessment of indefinite-lived intangible assets other than goodwill for impairment to determine if additional impairment testing is necessary.

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

Based upon our fiscal 2013 qualitative impairment analysis for goodwill and indefinite-lived intangible assets, prepared in accordance with ASU 2011-08 and ASU 2012-02, we concluded that there was no requirement to do a quantitative annual goodwill and indefinite-lived intangible asset impairment test. The key qualitative factors that led to our conclusion were (i) that our fiscal 2010 goodwill impairment analysis indicated that the fair value of our reporting unit significantly exceeded the carrying amount; (ii) that our fiscal 2011 indefinite-lived intangible asset impairment analysis indicated that the fair value of our units of accounting significantly exceeded the carrying amount; (iii) the significant increase in our share price and market capitalization since our fiscal 2010 annual goodwill impairment analysis; (iv) the significant increase in our assets under management since our fiscal 2011 indefinite-lived intangible asset impairment analysis; (v) that we continue to show positive financial performance overall; and (vi) positive operating margins and performance of the underlying funds that represent the indefinite-lived intangible assets recorded. During the year ended December 31, 2013, no events or circumstances occurred that indicated the carrying value of definite-lived intangible assets might be impaired and therefore no impairment tests were performed during this period.

No impairments have been identified or recorded by the Company for the year ended December 31, 2013.

Significant deterioration in markets or declines in revenues or in the value of the Company could result in future impairment charges.

Revenue Recognition

Investment management fees, distribution and service fees and administration and transfer agent fees are recorded as revenues during the period in which services are performed. Investment management fees are earned based upon a percentage of assets under management, and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payment. Management fees for structured finance products, such as CDOs, are earned as services are rendered, but are subordinated to other interests and payable only if certain financial criteria of the underlying collateral are met, are recorded as revenues when the structured finance products are in compliance with required financial criteria and collectability is reasonably assured. The Company accounts for investment management fees in accordance with ASC 605, Revenue Recognition, and has recorded its management fees net of fees paid to unaffiliated subadvisers. Amounts paid to unaffiliated subadvisers for the years ended December 31, 2013, 2012 and 2011 were $96.1 million, $53.7 million and $36.4 million, respectively.

Investment management fees are calculated based on our assets under management. We rely on data provided to us by mutual funds and custodians in the pricing of assets under management, which are not reflected within our consolidated financial statements. The boards of our mutual funds and the custodians of the assets we manage have formal pricing policies and procedures over pricing of investments. As of December 31, 2013, our total assets under management by fair value hierarchy level as defined by ASC 820, Fair Value Measurements and Disclosures, was approximately 70.1% Level 1, 29.8% Level 2 and 0.1% Level 3.

Distribution and service fees are earned based on a percentage of assets under management and are paid monthly pursuant to the terms of the respective distribution and service fee contracts.

Administration and transfer agent fees consist of fund administration fees, transfer agent fees and fiduciary fees. Fund administration fees are earned based on the average daily assets in the funds. Transfer agent fees are earned based on the average daily assets in the funds. Fiduciary fees are recorded monthly based on the number of 401(k) accounts. The Company utilizes outside service providers to perform some of the functions related to fund administration and shareholder services.

Other income and fees consist primarily of redemption income on the early redemption of certain share classes of mutual funds and brokerage commissions and fees earned for the distribution of nonaffiliated products. Commissions earned (and related expenses) are recorded on a trade date basis and are computed based upon contractual agreements.

Accounting for Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes which requires recognition of the amount of taxes payable or refundable for the current year, as well as deferred tax liabilities and assets for the future tax consequences of events that have been included in the Company’s financial statements or tax returns. Deferred tax liabilities and assets result from differences between the book value and tax basis of the Company’s assets, liabilities and carry-forwards, such as net operating losses or tax credits. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company’s policy is to record interest and penalties related to income taxes as a component of income tax expense.

Significant judgment is required in determining the provision for income taxes and, in particular, any valuation allowance that is recorded against our deferred tax assets. Our methodology for determining the realizability of deferred tax assets includes consideration of taxable income in prior carryback year(s) if carryback is permitted under the tax law, as well as consideration of the reversal of deferred tax liabilities that are in the same period and jurisdiction and are of the same character as the temporary differences that gave rise to the deferred tax assets. Our methodology also includes estimates of future taxable income from our operations, as well as the expiration dates and amounts of carryforwards related to net operating losses and capital losses. These estimates are projected through the life of the related deferred tax assets based on assumptions that we believe to be reasonable and consistent with demonstrated operating results. Changes in future operating results not currently forecasted may have a significant impact on the realization of deferred tax assets. Valuation allowances are provided when it is determined that it is more likely than not that the benefit of deferred tax assets will not be realized.

Loss Contingencies

The likelihood that a loss contingency exists is evaluated using the criteria of ASC 450, Loss Contingencies, and an accrued liability is recorded if the likelihood of a loss is considered both probable and reasonably estimable at the date of the consolidated financial statements.

We believe that we have considered relevant circumstances that we may be currently subject to, and the consolidated financial statements accurately reflect our reasonable estimate of the results of our operations, financial condition and cash flows for the years presented.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Substantially all of our revenues for the three years ended December 31, 2013 were derived from investment management, distribution and service, and administration and transfer agent fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenues and income to decline due to a decrease in the value of the assets under management. In addition, a decline in security prices could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenues and income to decline.

We are also subject to market risk due to a decline in the market value of our investments, consisting primarily of marketable securities. At December 31, 2013, the fair value of marketable securities was $168.0 million. Assuming a 10.0% increase or decrease in the fair value of marketable securities at December 31, 2013, our net income would change by $16.5 million and our total comprehensive income would change by $16.8 million for the year ended December 31, 2013.

Interest Rate Risk

Interest rate risk is the risk that interest rate volatility will result in unplanned fluctuations in earnings. At December 31, 2013, we were exposed to interest rate risk as a result of holding investments in fixed-income sponsored funds of $49.2 million and investments in debt securities held by certain consolidated sponsored investment products of $47.1 million. Assuming a 10.0% increase or decrease in interest rates, our net income would change by $9.6 million for the year ended December 31, 2013.

At December 31, 2013, we had no amounts outstanding under our Credit Facility. Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at our option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate (as defined in the Credit Facility agreement), plus, in each case, an applicable margin, that ranges from 0.75% to 2.50%.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act are recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policy or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based upon the Internal Control-Integrated Framework (1992 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included in Item 15 of this Annual Report.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information concerning the Company’s directors and nominees under the caption “Item 1—Election of Directors,” information concerning the Audit Committee and the “audit committee financial expert” under the caption “Corporate Governance—Audit Committee,” information concerning the Company’s executive officers under the caption “Executive Officers,” and the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Company’s 2014 Annual Meeting of Shareholders, are incorporated herein by reference.

The Company has adopted a Code of Conduct that applies to the Company’s Chief Executive Officer, senior financial officers and all other Company employees, officers and Board members. The Code of Conduct is available on the Company’s website, www.virtus.com, under “Investor Relations,” and is available in print to any person who requests it. Any substantive amendment to the Code of Conduct and any waiver in favor of a Board member or an executive officer may only be granted by the Board of Directors and will be publicly disclosed on the Company’s website, www.virtus.com, under “About Us,” “Investor Relations.”

The information concerning procedures by which shareholders may recommend director nominees set forth under the caption “Corporate Governance—Governance Committee—Director Nomination Process” in the Company’s Proxy Statement for the Company’s 2014 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.	Executive Compensation.

The information relating to executive compensation and the Company’s policies and practices as they relate to the Company’s risk management is set forth under the captions “Executive Compensation,” “Director Compensation,” “Corporate Governance—Compensation Committee—Risks Related to Compensation Policies and Practices” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the Company’s 2014 Annual Meeting of Shareholders, and is incorporated herein by reference. The information included under the caption “Executive Compensation—Report of the Compensation Committee” in the Company’s Proxy Statement for the Company’s 2014 Annual Meeting of Shareholders is incorporated herein by reference but shall be deemed “furnished” with this report and shall not be deemed “filed” with this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the caption “Security Ownership by Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the Company’s 2014 Annual Meeting of Shareholders is incorporated herein by reference.

The following table sets forth information as of December 31, 2013 with respect to compensation plans under which shares of our common stock may be issued:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (1)(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(c)
Equity compensation plans approved by security holders (2)	512,406	$20.03	530,857
Equity compensation plans not approved by security holders	423,922	20.11	495,658

Total	936,328	$20.07	1,026,515

(1)	The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock unit awards (“RSUs”) since recipients of such awards are not required to pay an exercise price to receive the shares subject to these awards. The weighted-average exercise price of outstanding options, warrants and rights, including RSUs, is $9.02.
(2)	Represents 190,160 shares of common stock issuable upon the exercise of stock options and 233,762 shares of our common stock issuable upon the vesting of RSUs outstanding under the Company’s Omnibus Incentive and Equity Plan (the “Omnibus Plan”). Of the 1,800,000 maximum number of shares of our common stock authorized for issuance under the Omnibus Plan, 71,145 shares of common stock have been issued on a cumulative basis in the form of direct grants to directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions “Corporate Governance—Transactions with Related Persons” and “Corporate Governance—Director Independence” in the Company’s Proxy Statement for the Company’s 2014 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information regarding auditors fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services to be provided by the Company’s independent registered public accounting firm set forth under the caption “Item 2—Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements: The following Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements of Virtus are included in this Annual Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules:

All financial statement schedules have been omitted because the required information is either presented in the consolidated financial statements or the notes thereto or is not applicable or required.

(a)(3)	Exhibits:

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Exhibit Description

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Separation Agreement, Plan of Reorganization and Distribution by and between The Phoenix Companies, Inc. and the Registrant, dated as of December 18, 2008 (incorporated by reference to Exhibit 2.1 of the Registrant’s Amendment No. 4 to Form 10, filed December 19, 2008).

(3)	Articles of Incorporation and Bylaws

3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated December 18, 2008 (incorporated by reference to Exhibit 3.1 of the Registrant’s Amendment No. 4 to Form 10, filed December 19, 2008).

3.2	Amended and Restated Bylaws of the Registrant, as adopted on January 28, 2010 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed February 2, 2010).

3.3	Certificate of Designations of Series A Non-Voting Convertible Preferred Stock and Series B Voting Convertible Preferred Stock of the Registrant, dated October 31, 2008 (incorporated by reference to Exhibit 4.2 of the Registrant’s Amendment No. 2 to Form 10, filed November 14, 2008).

3.4	Certificate of Amendment of the Certificate of Designations of Series A Non-Voting Convertible Preferred Stock and Series B Voting Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q, filed August 13, 2009).

3.5	Certificate of Designations of Series C Junior Participating Preferred Stock of the Registrant, dated December 29, 2008 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed January 2, 2009).

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Note in favor of The Bank of New York Mellon as Lender, dated September 1, 2009 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed September 4, 2009).

4.2	Note in favor of PNC Bank, National Association as Lender, dated September 1, 2009 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed September 4, 2009).

(10)	Material Contracts

10.1	Transition Services Agreement by and between The Phoenix Companies, Inc. and the Registrant, dated as of December 18, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s Amendment No. 4 to Form 10, filed December 19, 2008).

10.2	Tax Separation Agreement by and between The Phoenix Companies, Inc. and the Registrant, dated December 18, 2008 (incorporated by reference to Exhibit 10.2 of the Registrant’s Amendment No. 4 to Form 10, filed December 19, 2008).

10.3	Amendment to Tax Separation Agreement, dated April 8, 2009, by and between The Phoenix Companies, Inc. and the Registrant, dated as of December 18, 2008 (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K, filed April 10, 2009).

10.4	Employee Matters Agreement by and between The Phoenix Companies, Inc. and the Registrant, dated December 18, 2008 (incorporated by reference to Exhibit 10.3 of the Registrant’s Amendment No. 4 to Form 10, filed December 19, 2008).

Exhibit Number	Exhibit Description

*10.5	Change in Control Agreement between George R. Aylward and the Registrant, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.4 of the Registrant’s Amendment No. 4 to Form 10, filed December 19, 2008).

*10.6	Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.5 of the Registrant’s Amendment No. 4 to Form 10, filed December 19, 2008).

*10.7	First Amendment to the Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan, effective as of February 9, 2012.

*10.8	Virtus Investment Partners, Inc. Non-Qualified Excess Investment Plan, effective as of November 1, 2008 (incorporated by reference to Exhibit 10.6 of the Registrant’s Amendment No. 2 to Form 10, filed November 14, 2008).

*10.9	First Amendment to the Virtus Investment Partners, Inc. Non-Qualified Excess Investment Plan, effective as of February 1, 2010 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, filed May 4, 2010).

*10.10	Virtus Investment Partners, Inc. Amended and Restated Executive Severance Allowance Plan, effective as of February 2, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed February 4, 2009).

10.11	Investment and Contribution Agreement by and among Phoenix Investment Management Company, the Registrant, Harris Bankcorp, Inc. and The Phoenix Companies, Inc., dated as of October 30, 2008 (incorporated by reference to Exhibit 10.8 of the Registrant’s Amendment No. 2 to Form 10, filed November 14, 2008).

10.12	Annex A to the Investment and Contribution Agreement by and among Phoenix Investment Management Company, the Registrant, Harris Bankcorp, Inc. and The Phoenix Companies, Inc., dated October 30, 2008 (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report, filed March 1, 2011).

10.13	Transaction Agreement by and among Harris Investment Management, Inc., Phoenix Investment Counsel, Inc., Harris Financial Corp. and Phoenix Investment Partners, LTD., dated as of March 28, 2006 (incorporated by reference Exhibit 6.01 of the Schedule 13D, filed January 12, 2009 by Bank of Montreal, Harris Financial Corp. and Harris Bankcorp, Inc.).

10.14	Strategic Partnership Agreement by and between Harris Investment Management, Inc. and Phoenix Investment Counsel, Inc., dated as of March 28, 2006 (incorporated by reference to Exhibit 6.02 of the Schedule 13D, filed January 12, 2009 by Bank of Montreal, Harris Financial Corp. and Harris Bankcorp, Inc.).

*10.15	Form of Non-Qualified Stock Option Agreement under the Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q, filed May 13, 2009).

*10.16	Form of Restricted Stock Units Agreement under the Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q, filed May 13, 2009).

*10.17	Form of Performance Share Units Agreement under the Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.30 of the Registrant’s Quarterly Report on Form 10-Q, filed August 5, 2011).

10.18	Amended and Restated Credit Agreement, dated as of September 10, 2012 among the Registrant, as Borrower, the lenders party thereto, PNC Bank, National Association, as Syndication Agent, and The Bank of New York Mellon, as Administrative Agent, as Swingline Lender and as Issuing Bank (the “Credit Agreement”) (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, filed November 7, 2012).

Exhibit Number	Exhibit Description

10.19	Amendment No. 1, dated as of July 2, 2013, to the Credit Agreement, dated as of September 10, 2012, among the Registrant, as Borrower, the lenders party thereto, PNC Bank, National Association, as Syndication Agent, and The Bank of New York Mellon, as Administrative Agent, as Swingline Lender and as Issuing Bank (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, filed August 2, 2013).

10.20	Amendment No. 2, dated as of September 18, 2013, to the Credit Agreement, dated as of September 10, 2012, among the Registrant, as Borrower, the lenders party thereto, PNC Bank, National Association, as Syndication Agent, and The Bank of New York Mellon, as Administrative Agent, as Swingline Lender and as Issuing Bank (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2013).

10.21	Guarantee Agreement among the Registrant, each of the subsidiary guarantors party thereto and The Bank of New York Mellon, as Administrative Agent, dated as of September 1, 2009 (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K, filed March 1, 2011).

10.22	Reaffirmation of Guarantee among the Registrant as Borrower, each of the subsidiary guarantors party thereto and the Bank of New York Mellon, as Administrative Agent, as Swingline Lender and as Issuing Bank under the Credit Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q, filed November 7, 2012).

10.23	Security Agreement among the Registrant, each of the other grantors party thereto and The Bank of New York Mellon, as Administrative Agent, dated as of September 1, 2009 (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K, filed March 1, 2011).

10.24	Amendment No. 1, dated as of September 10, 2012, to the Security Agreement, dated as of September 1, 2009, among the Registrant, as Borrower, each of the subsidiary guarantors party thereto, and the Bank of New York Mellon, as Administrative Agent under the Credit Agreement (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q, filed November 7, 2012).

*10.25	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2009).

*10.26	Offer Letter from the Registrant to Jeffrey T. Cerutti dated May 18, 2010 (incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K, filed March 1, 2011).

10.27	Conversion and Voting Agreement, dated as of October 27, 2011, between BMO, Inc. (f/k/a Harris Bankcorp, Inc.) and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed November 2, 2011).

*10.28	Offer Letter from the Registrant to Mark S. Flynn dated December 9, 2010 (incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K, filed March 1, 2012).

10.29	Amendment No. 3 to Amended and Restated Credit Agreement dated December 4, 2013 among the Registrant, as Borrower, the lenders party thereto, PNC Bank, National Association, as Syndication Agent, and The Bank of New York Mellon, as Administrative Agent, as Swingline Lender and as Issuing Bank.

10.30	Amendment No. 2, dated as of December 4, 2013, to the Security Agreement, dated as of September 1, 2009, among the Registrant, as Borrower, each of the subsidiary guarantors party thereto, and the Bank of New York Mellon, as Administrative Agent under the Credit Agreement.

(21)	Subsidiaries of the Registrant

21.1	Virtus Investment Partners, Inc., Subsidiaries List.

Exhibit Number	Exhibit Description

(23)	Consents of Experts and Counsel

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certifications of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011 and (iv) Notes to Consolidated Financial Statements.

*	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 24, 2014

Virtus Investment Partners, Inc.

By:	/S/ MICHAEL A. ANGERTHAL
Michael A. Angerthal
Executive Vice President Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 24, 2014.

/S/ MARK C. TREANOR Mark C. Treanor Director and Non-Executive Chairman	/S/ GEORGE R. AYLWARD George R. Aylward President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ JAMES R. BAIO James R. Baio Director	/S/ SUSAN S. FLEMING Susan S. Fleming Director

/S/ DIANE M. COFFEY Diane M. Coffey Director	/S/ RUSSEL C. ROBERTSON Russel C. Robertson Director

/S/ TIMOTHY A. HOLT Timothy A. Holt Director

/S/ EDWARD M. SWAN, JR. Edward M. Swan, Jr. Director

/S/ MICHAEL A. ANGERTHAL Michael A. Angerthal Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Virtus Investment Partners, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Virtus Investment Partners, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 24, 2014

Virtus Investment Partners, Inc.

Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
($ in thousands, except share data)
Assets:
Cash and cash equivalents	$271,014	$63,432
Cash of consolidated sponsored investment products	531	14
Investments	37,258	18,433
Investments of consolidated sponsored investment products	139,054	43,227
Accounts receivable, net	50,166	37,328
Furniture, equipment, and leasehold improvements, net	7,219	7,788
Intangible assets, net	44,633	48,711
Goodwill	5,260	5,260
Deferred taxes, net	64,500	96,923
Other assets	15,724	10,950
Other assets of consolidated sponsored investment products	9,595	683

Total assets	$644,954	$332,749

Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$53,140	$41,252
Accounts payable and accrued liabilities	29,912	19,871
Debt	—	15,000
Other liabilities	18,413	8,615
Other liabilities of consolidated sponsored investment products	8,435	377

Total liabilities	109,900	85,115

Commitments and Contingencies (Note 9)
Redeemable noncontrolling interests	42,186	3,163
Equity:
Equity attributable to stockholders:
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 9,455,521 shares issued and 9,105,521 shares outstanding at December 31, 2013 and 8,071,674 shares issued and 7,826,674 shares outstanding at December 31, 2012	95	81
Additional paid-in capital	1,135,644	942,825
Accumulated deficit	(605,221)	(680,411)
Accumulated other comprehensive loss	(150)	(287)
Treasury stock, at cost, 350,000 and 245,000 shares at December 31, 2013 and December 31, 2012, respectively	(37,438)	(17,734)

Total equity attributable to stockholders	492,930	244,474

Noncontrolling interest	(62)	(3)

Total equity	492,868	244,471

Total liabilities and equity	$644,954	$332,749

See Notes to Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2013	2012	2011
($ in thousands, except per share data)
Revenues
Investment management fees	$260,557	$187,875	$135,063
Distribution and service fees	78,965	56,866	43,792
Administration and transfer agent fees	48,185	33,779	23,878
Other income and fees	1,508	1,566	1,919

Total revenues	389,215	280,086	204,652

Operating Expenses
Employment expenses	131,768	105,571	92,543
Distribution and administration expenses	97,786	72,210	60,176
Other operating expenses	38,321	34,017	30,157
Other operating expenses of consolidated sponsored investment products	798	315	—
Restructuring and severance	203	1,597	2,008
Depreciation expense	2,422	1,810	1,847
Amortization expense	4,413	4,121	4,018

Total operating expenses	275,711	219,641	190,749

Operating Income	113,504	60,445	13,903

Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	2,350	1,891	(256)
Realized and unrealized gain on investments of consolidated sponsored investment products, net	3,515	2,072	—
Other income (expense), net	74	(38)	(194)

Total other income (expense), net	5,939	3,925	(450)

Interest Income (Expense)
Interest expense	(782)	(854)	(782)
Interest and dividend income	664	710	321
Interest and dividend income of investments of consolidated sponsored investment products	2,583	577	—

Total interest income (expense), net	2,465	433	(461)

Income Before Income Taxes	121,908	64,803	12,992
Income tax expense (benefit)	44,778	27,030	(132,428)

Net Income	77,130	37,773	145,420
Noncontrolling interests	(1,940)	(101)	—
Preferred stockholder dividends	—	—	(9,482)
Allocation of earnings to preferred stockholders	—	(64)	(24,260)

Net Income Attributable to Common Stockholders	$75,190	$37,608	$111,678

Earnings per share—Basic	$9.18	$4.87	$17.98

Earnings per share—Diluted	$8.92	$4.66	$16.34

Weighted Average Shares Outstanding—Basic (in thousands)	8,188	7,727	6,211

Weighted Average Shares Outstanding—Diluted (in thousands)	8,433	8,073	6,834

See Notes to Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2013	2012	2011
($ in thousands)
Net Income	$77,130	$37,773	$145,420
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of ($50) for the year ended December 31, 2013	81	—	—
Unrealized gain (loss) on available-for-sale securities, net of tax of $223 and $81 for the years ended December 31, 2013 and 2012, respectively	56	(273)	294

Other comprehensive income (loss)	137	(273)	294
Comprehensive income	77,267	37,500	145,714
Comprehensive income attributable to noncontrolling interests	(1,940)	(101)	—
Preferred stockholder dividends	—	—	(9,482)
Allocation of comprehensive income to preferred stockholders	—	(64)	(24,260)

Comprehensive income attributable to common stockholders	$75,327	$37,335	$111,972

See Notes to Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Attributed To Shareholders	Non- controlling Interest	Total Equity	Redeemable Non- controlling Interest
	Shares	Par Value				Shares	Amount
($ in thousands)
Balances at December 31, 2010	6,251,821	$63	$912,942	$(863,503)	$(308)	20,000	$(924)	$48,270	$—	$48,270	$—
Net income	—	—	—	145,420	—	—	—	145,420	—	145,420	—
Net unrealized gain on securities available-for-sale	—	—	—	—	294	—	—	294	—	294	—
Preferred stockholder dividend	—	—	(9,482)	—	—	—	—	(9,482)	—	(9,482)	—
Repurchase of common shares	(135,000)	—	—	—	—	135,000	(7,870)	(7,870)	—	(7,870)	—
Issuance of common stock related to employee stock transactions	71,474	—	1,720	—	—	—	—	1,720	—	1,720	—
Taxes paid on stock-based compensation			(720)					(720)		(720)	—
Stock-based compensation	—	—	5,523	—	—	—	—	5,523	—	5,523	—

Balances at December 31, 2011	6,188,295	63	909,983	(718,083)	(14)	155,000	(8,794)	183,155	—	183,155	—

Net income (loss)	—	—	—	37,672	—	—	—	37,672	(3)	37,669	104
Net unrealized loss on securities available-for-sale	—	—	—	—	(273)	—	—	(273)	—	(273)	—
Preferred stock conversion	1,349,300	14	35,203	—	—	—	—	35,217	—	35,217	—
Activity of noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	3,059
Repurchase of common shares	(90,000)	—	—	—	—	90,000	(8,940)	(8,940)	—	(8,940)	—
Issuance of common stock related to employee stock transactions	379,079	4	3,184	—	—	—	—	3,188	—	3,188	—
Taxes paid on stock-based compensation			(11,951)					(11,951)		(11,951)	—
Stock-based compensation	—	—	6,406	—	—	—	—	6,406	—	6,406	—

Balances at December 31, 2012	7,826,674	81	942,825	(680,411)	(287)	245,000	(17,734)	244,474	(3)	244,471	3,163

Net income (loss)	—	—	—	75,190	—	—	—	75,190	(59)	75,131	1,999
Net unrealized gain on securities available-for-sale	—	—	—	—	56	—	—	56	—	56	—
Foreign currency translation adjustment	—	—	—	—	81	—	—	81	—	81	—
Activity of noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	37,024
Issuance of common stock, net	1,298,386	13	191,565					191,578		191,578	—
Repurchase of common shares	(105,000)	—	—	—	—	105,000	(19,704)	(19,704)	—	(19,704)	—
Issuance of common stock related to employee stock transactions	85,461	1	1,110	—	—	—	—	1,111	—	1,111	—
Taxes paid on stock-based compensation			(7,513)					(7,513)		(7,513)	—
Stock-based compensation	—	—	7,657	—	—	—	—	7,657	—	7,657	—

Balances at December 31, 2013	9,105,521	$95	$1,135,644	$(605,221)	$(150)	350,000	$(37,438)	$492,930	$(62)	$492,868	$42,186

See Notes to Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
($ in thousands)
Cash Flows from Operating Activities:
Net income	$77,130	$37,773	$145,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense, intangible asset and other amortization	7,046	6,198	5,865
Stock-based compensation	7,960	6,927	5,625
Excess tax benefit from stock-based compensation	(478)	(89)	—
Amortization of deferred commissions	14,453	10,715	8,874
Payments of deferred commissions	(18,912)	(10,868)	(11,392)
Equity in (earnings) losses of equity method investments, net of dividends	(161)	—	223
Realized and unrealized (gains) losses on trading securities	(2,350)	(1,891)	256
Realized and unrealized gains on investments of consolidated sponsored investment products	(3,515)	(2,072)	—
(Purchase) sale of trading securities, net	(2,701)	2,025	(4,425)
Purchase of investments by consolidated sponsored investment products, net	(100,499)	(41,155)	—
Deferred income taxes	32,596	26,689	(132,477)
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	(13,416)	(10,047)	(5,953)
Other assets of consolidated sponsored investment products	(6,043)	(683)	(945)
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	37,575	15,919	13,316
Other liabilities of consolidated sponsored investment products	152	377	(737)

Net cash provided by operating activities	28,837	39,818	23,650

Cash Flows from Investing Activities:
Capital expenditures	(2,009)	(3,782)	(743)
Change in cash and cash equivalents of consolidated sponsored investment products due to deconsolidation	(662)	—	—
Other acquisitions	(3,364)	(350)	(3,068)
Purchase of available-for-sale securities	(196)	(379)	(259)
Acquisitions of businesses	—	(656)	—

Net cash used in investing activities	(6,231)	(5,167)	(4,070)

Cash Flows from Financing Activities:
Contingent consideration paid for acquired investment management contracts	(630)	(665)	(789)
Preferred stock dividends paid	—	—	(10,186)
Repurchase of common shares	(19,704)	(8,940)	(7,870)
Proceeds from exercise of stock options	570	2,636	1,345
Payment of deferred financing costs	(26)	(700)	(41)
Taxes paid related to net share settlement of restricted stock units	(7,513)	(11,951)	(720)
Proceeds from issuance of common stock, net of issuance costs	191,771	—	—
Excess tax benefit from stock-based compensation	478	89	—
Repayment of debt	(15,000)	—	—
Contributions of noncontrolling interests, net	35,547	3,059	—

Net cash provided by (used in) financing activities	185,493	(16,472)	(18,261)

Net increase in cash and cash equivalents	208,099	18,179	1,319
Cash and cash equivalents, beginning of period	63,446	45,267	43,948

Cash and Cash Equivalents, end of period	$271,545	$63,446	$45,267

Supplemental Cash Flow Information:
Interest paid	$393	$415	$362
Income taxes paid, net	$1,697	$74	$427
Non-Cash Investing Activities:
Purchase of investment management contracts	$—	$435	$—
Non-cash activity related to rabbi trust	$(1,250)	$(144)	$(486)
Non-Cash Financing Activities:
Satisfaction of accrued compensation through the issuance of RSU’s	$609	$(58)	$273
Increase to noncontrolling interest due to consolidation of sponsored investment products, net	$1,477	$—	$—
Preferred stock conversion	$—	$35,217	$—

See Notes to Consolidated Financial Statements.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements

1. Organization and Business

Virtus Investment Partners, Inc. (the “Company,” “we,” “us,” “our” or “Virtus”), a Delaware corporation, operates in the investment management industry through its wholly-owned subsidiaries.

The Company provides investment management and related services to individuals and institutions throughout the United States of America. The Company’s retail investment management services are provided to individuals through products consisting of open-end mutual funds, closed-end funds, variable insurance funds and separately managed accounts. Separately managed accounts are offered through intermediary programs that are sponsored and distributed by unaffiliated broker-dealers, and individual direct managed account investment services that are provided by the Company. Institutional investment management services are provided primarily to corporations, multi-employer retirement funds, employee retirement systems, foundations and endowments.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies, which have been consistently applied, are as follows:

Principles of Consolidation and Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company, its subsidiaries and sponsored investment products in which it has a controlling financial interest. The Company is generally considered to have a controlling financial interest when it owns a majority of the voting interest in an entity or otherwise has the power to govern the financial and operating policies of the subsidiary. See Note 20 for additional information related to the consolidation of sponsored investment products. Material intercompany accounts and transactions have been eliminated. The Company also evaluates for consolidation any variable interest entities (“VIEs”) in which the Company is the primary beneficiary. A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) the group of holders of the equity investment at risk lack certain characteristics of a controlling financial interest. The primary beneficiary is the entity that has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or right to receive benefits from the VIE that could potentially be significant to the VIE. If the VIE qualifies for deferral in Accounting Standards Update (“ASU”) 2010-10 Amendments to Statement 167 for Certain Investment Funds, the primary beneficiary is the entity that has the obligation to absorb a majority of the expected losses or the right to receive the majority of the residual returns. The Company evaluates whether entities in which it has an interest are VIEs and whether the Company is the primary beneficiary of any VIEs identified in its analysis.

Effective December 31, 2013, the Company changed the presentation of its Consolidated Balance Sheets from a classified basis, which distinguishes between current and long-term assets and liabilities, to an unclassified basis, which has no such distinction. Management believes this presentation is more useful to readers of the consolidated financial statements as it provides improved disclosure of the Company’s financial position by aggregating assets and liabilities of the same nature and reducing the presentation complexities resulting from the consolidation of sponsored investment products. This change is a presentation election made by management. There were no changes to the Consolidated Balance Sheets that impacted the Consolidated Statement of Operations. Amounts in the prior year’s consolidated financial statements have been recast to conform to the current year’s presentation.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

Noncontrolling Interest

Noncontrolling interests related to certain consolidated sponsored investment products are classified as redeemable noncontrolling interests because investors in these funds may request withdrawals at any time.

Use of Estimates

The preparation of the consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management believes the estimates used in preparing the consolidated financial statements are reasonable and prudent. Actual results could differ from those estimates.

Segment Information

Accounting Standards Codification (“ASC”) 280, Segment Reporting, establishes disclosure requirements relating to operating segments in annual and interim financial statements. Business or operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company operates in one business segment, namely as an asset manager providing investment management and distribution services for individual and institutional clients. The Company’s Chief Executive Officer and Chief Financial Officer are the Company’s chief operating decision makers. Although the Company does make some disclosures regarding assets under management and other asset flows by product, the Company’s determination that it operates in one business segment is based on the fact that the same investment and operational resources support multiple products, they have the same regulatory framework and that the Company’s chief operating decision makers review the Company’s financial performance at a consolidated level. All of the products and services provided relate to investment management and are subject to a similar regulatory framework and environment. Investment organizations within the Company are generally not aligned with specific product lines. Investment professionals may manage both retail and institutional products.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and money market fund investments.

Investments

Marketable Securities

Marketable securities consist of investments in the Company’s sponsored mutual funds and other publicly traded securities which are carried at fair value in accordance with ASC 320, Investments—Debt and Equity Securities (“ASC 320”). Marketable securities are marked to market based on the respective publicly quoted net asset values of the funds or market prices of the equity securities or bonds. Marketable securities transactions are recorded on a trade date basis. Marketable securities include sponsored mutual funds, variable insurance funds and other equity securities classified as trading securities and sponsored closed-end funds classified as available-for-sale securities. Any unrealized appreciation or depreciation on available for sale securities, net of income taxes, is reported as a component of accumulated other comprehensive income in equity attributable to stockholders.

On a quarterly basis, the Company conducts reviews to assess whether other-than-temporary impairment exists on its available-for-sale marketable securities. Other-than-temporary declines in value may exist when the

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

fair value of a marketable security has been below the carrying value for an extended period of time. If an other-than-temporary decline in value is determined to exist, the unrealized investment loss, net of tax, is recognized in the Consolidated Statements of Operations in the period in which the other-than-temporary decline in value occurs, as well as an accompanying permanent adjustment to accumulated other comprehensive income.

Equity Method Investments

The Company’s investment in noncontrolled investees is accounted for under the equity method of accounting in accordance with ASC 323, Investments-Equity Method and Joint Ventures. Under the equity method of accounting, the Company’s share of the noncontrolled affiliate’s net income or loss is recorded in other income (expense), net in the accompanying Consolidated Statement of Operations. Distributions received reduce the Company’s investment balance. The investment is evaluated for impairment as events or changes indicate that the carrying amount exceeds its fair value. If the carrying amount of an investment does exceed fair value and the decline in fair value is deemed to be other than temporary, an impairment charge will be recorded.

Non-qualified Retirement Plan Assets and Liabilities

The Company has a non-qualified retirement plan (the “Excess Incentive Plan”) that allows certain employees to voluntarily defer compensation. Under the Excess Incentive Plan, participants elect to defer a portion of their compensation which the Company then contributes into a trust. Each participant is responsible for designating investment options for assets they contribute and the ultimate distribution paid to each participant reflects any gains or losses on the assets realized while in the trust. The Company holds the Excess Incentive Plan assets in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. Assets held in trust are included in investments and are carried at fair value in accordance with ASC 320; the associated obligations to participants are included in other liabilities in the Company’s Consolidated Balance Sheets. Assets held in trust consist of mutual funds and are recorded at fair value, utilizing Level 1 valuation techniques.

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

Furniture, Equipment and Leasehold Improvements, Net

Furniture, equipment and leasehold improvements are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 10 years for furniture and office equipment, and 3 to 5 years for computer equipment and software. Leasehold improvements are depreciated over the shorter of the remaining estimated lives of the related leases or useful lives of the improvements. Major renewals or betterments are capitalized and recurring repairs and maintenance are expensed as incurred. Leasehold improvements that are funded upfront by a landlord and are constructed for the benefit of the Company are recorded at cost and depreciated on a straight-line basis over the original minimum term of the lease and a corresponding lease incentive liability in the same amount is also recorded and initially amortized over the same period.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Goodwill represents the excess of the purchase price of acquisitions and mergers over the identified net assets and liabilities acquired. In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not being amortized. A single reporting unit has been identified for the purpose of assessing potential future impairments of goodwill. An impairment analysis of goodwill is performed annually or more frequently, if warranted by events or changes in circumstances affecting the Company’s business. The Company follows the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment which states an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The Company’s fiscal 2013 and 2012 annual goodwill impairment analysis did not result in any impairment charges.

Indefinite-lived intangible assets are comprised of acquired, closed-end fund investment advisory contracts. These assets are tested for impairment annually and when events or changes in circumstances indicate the assets might be impaired. The Company follows ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which provides entities with an option to perform a qualitative assessment of indefinite-lived intangible assets other than goodwill for impairment to determine if additional impairment testing is necessary. The Company’s fiscal 2013 and 2012 annual indefinite-lived intangible assets impairment analyses did not result in any impairment charges.

Treasury Stock

Treasury stock is accounted for under the cost method and is included as a deduction from equity in the Stockholders’ Equity section of the Consolidated Balance Sheets. Upon any subsequent resale, the treasury stock account is reduced by the cost of such stock.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

Collateralized Debt Obligations

At December 31, 2013 and 2012, certain of the Company’s affiliates serve as the collateral managers for collateralized debt obligations (“CDOs”). The CDOs, which are investment trusts, had aggregate assets under management of $0.6 billion, $0.7 billion and $1.0 billion at December 31, 2013, 2012 and 2011, respectively, which were primarily invested in a variety of fixed income securities. The CDOs reside in bankruptcy remote, special purpose entities in which the Company provides neither recourse nor guarantees. The Company has determined that it is not the primary beneficiary of these VIEs as defined by ASC 810, Consolidation. Accordingly, the Company’s financial exposure to these CDOs is limited only to the collateral investment management fees it earns, which totaled $1.7 million, $2.5 million and $3.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Revenue Recognition

Investment management fees, distribution and service fees and administration and transfer agent fees are recorded as revenues during the period in which services are performed. Investment management fees are earned based upon a percentage of assets under management, and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payment. Management fees for structured finance products, such as CLOs and CDOs, that accrue as services are rendered, but are subordinate to other interests and payable only if certain financial criteria of the underlying collateral are met, are recorded as revenues when the structured finance products are in compliance with required financial criteria and collectability is reasonably assured.

The Company accounts for investment management fees in accordance with ASC 605, Revenue Recognition, and has recorded its management fees net of fees paid to unaffiliated advisers. Amounts paid to unaffiliated advisers for the years ended December 31, 2013, 2012 and 2011 were $96.1 million, $53.7 million and $36.4 million, respectively.

Distribution and service fees are earned based on a percentage of assets under management and are paid monthly pursuant to the terms of the respective distribution and service fee contracts. Underwriter fees are sales-based charges on sales of certain class A-share mutual funds.

Administration and transfer agent fees consist of fund administration fees, transfer agent fees and fiduciary fees. Fund administration and transfer agent fees are earned based on the average daily assets in the funds.

Other income and fees consist primarily of redemption income on the early redemption of certain share classes of mutual funds and distribution of nonaffiliated products.

Advertising and Promotion

Advertising and promotional costs include print advertising and promotional items and are expensed as incurred. These costs are classified in other operating expense in the Consolidated Statements of Operations.

Stock-based Compensation

The Company accounts for stock-based compensation expense in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for share-based awards based on the estimated fair value on the date of grant. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes stock option valuation model. The Black-Scholes stock option valuation model incorporates assumptions as to dividend yield, volatility, an appropriate risk-free interest rate and the expected life of the stock option.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

Restricted stock units (“RSUs”) are stock awards that entitle the holder to receive shares of the Company’s common stock as the award vests over time. The fair value of each RSU award is estimated using the intrinsic value method, which is based on the fair market value price on the date of grant. Compensation expense for RSU awards is recognized ratably over the vesting period on a straight-line basis.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes which requires recognition of the amount of taxes payable or refundable for the current year, as well as deferred tax liabilities and assets for the future tax consequences of events that have been included in the Company’s financial statements or tax returns. Deferred tax liabilities and assets result from differences between the book value and tax basis of the Company’s assets, liabilities and carry-forwards, such as net operating losses or tax credits.

The Company’s methodology for determining the realizability of deferred tax assets includes consideration of taxable income in prior carryback year(s) if carryback is permitted under the tax law, as well as consideration of the reversal of deferred tax liabilities that are in the same period and jurisdiction and are of the same character as the temporary differences that gave rise to the deferred tax assets. The Company’s methodology also includes estimates of future taxable income from its operations, as well as the expiration dates and amounts of carryforwards related to net operating losses and capital losses. These estimates are projected through the life of the related deferred tax assets based on assumptions that the Company believes to be reasonable and consistent with demonstrated operating results. Changes in future operating results not currently forecasted may have a significant impact on the realization of deferred tax assets. Valuation allowances are provided when it is determined that it is more likely than not that the benefit of deferred tax assets will not be realized.

Comprehensive Income

The Company reports all changes in comprehensive income in the Consolidated Statements of Changes in Stockholders’ Equity and the Consolidated Statements of Comprehensive Income. Comprehensive income includes net income (loss), foreign currency translation adjustments (net of tax) and unrealized gains and losses on investments classified as available-for-sale (net of tax).

Earnings Per Share

Earnings per share (“EPS”) is calculated in accordance with ASC 260, Earnings per Share. Until the conversion of the Series B Convertible Preferred Stock (“Series B”) in January 2012, net income per common share reflected the application of the two-class method. Basic EPS excludes dilution for potential common stock issuances and is computed by dividing basic net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted EPS, the basic weighted average number of shares is increased by the dilutive effect of RSUs and stock options using the treasury stock method.

Under the two-class method, during periods of net income, participating securities are allocated a proportional share of net income. During periods of net loss, no effect is given to participating securities since they do not share in the losses of the Company. Participating securities have the effect of diluting both basic and diluted EPS during periods of net income. All of the outstanding shares of the Series B were converted to common stock in January 2012.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Recent Accounting Pronouncements

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

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for the Company on January 1, 2014. The Company does not believe the adoption of ASU 2013-11 will have a material impact on the Company’s consolidated financial statements.

In June, 2013, the FASB issued ASU No. 2013-08, Investment Companies: Amendments to the Scope, Measurement and Disclosure Requirements. The new standard clarifies the characteristics of an investment company and provides comprehensive guidance for assessing whether an entity is an investment company. The amendments apply to an entity’s interim and annual reporting periods in fiscal years that begin after December 15,

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

2013. Early application is prohibited. The Company does not believe the adoption of ASU 2013-08 will have a material impact on the Company’s consolidated financial statements.

3. Goodwill and Other Intangible Assets

Intangible assets, net are summarized as follows:

	December 31,
	2013	2012
($ in thousands)
Definite-lived intangible assets, net:
Investment contracts	$157,882	$197,704
Accumulated amortization	(145,665)	(181,409)

Definite-lived intangible assets, net	12,217	16,295
Indefinite-lived intangible assets	32,416	32,416

Total intangible assets, net	$44,633	$48,711

Activity in goodwill and other intangible assets is as follows:

	Years Ended December 31,
	2013	2012	2011
($ in thousands)
Intangible assets, net
Balance, beginning of period	$48,711	$52,096	$52,977
Acquisition	356	560	3,068
Amortization expense	(4,434)	(3,945)	(3,949)

Balance, end of period	$44,633	$48,711	$52,096

Goodwill
Balance, beginning of period	$5,260	$4,795	$4,795
Acquisition	—	465	—

Balance, end of period	$5,260	$5,260	$4,795

Definite-lived intangible asset amortization for the next five years is estimated as follows: 2014—$3.8 million, 2015—$3.1 million, 2016—$2.3 million, 2017—$0.6 million, 2018—$0.4 million, and thereafter—$2.0 million. At December 31, 2013, the weighted average estimated remaining amortization period for definite-lived intangible assets is 5.4 years.

Rampart Investment Management Company, Inc.

On October 1, 2012, the Company completed the acquisition of substantially all of the assets and certain liabilities of Rampart Investment Management Company, Inc. (“Rampart”), for $0.7 million in cash. Rampart is a registered investment adviser that specializes in customized options strategies. Under the terms of the purchase agreement, three years subsequent to the closing date, the Company may be required to make a contingent payment based on certain profitability measures. The estimated fair value of this contingent liability was $0.5 million and $0.4 million, which was recorded within other liabilities in the Company’s Consolidated Balance Sheets as of December 31, 2013 and 2012, respectively. As a result of this acquisition, $0.2 million was recorded as definite-lived intangible assets and $0.5 million was recorded as goodwill in the Company’s Consolidated Balance Sheet as of the acquisition date. The acquired contracts are being amortized on a straight-line basis over the estimated useful life of five years.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

Virtus Total Return Fund

On December 9, 2011, the Company acquired the rights to act as the adviser to the former DCA Total Return Fund which was renamed to the Virtus Total Return Fund (NYSE:DCA). The estimated fair value of the acquired contract of $2.9 million was recorded as an indefinite-lived intangible asset in the Company’s Consolidated Balance Sheet as of the adoption date. The transaction was accounted for as an asset purchase and accordingly, transaction costs of $0.1 million were capitalized as of the adoption date.

4. Investments

The Company’s investments, excluding the assets of consolidated sponsored investment products discussed in Note 20, at December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
($ in thousands)
Marketable securities	$28,968	$15,048
Equity method investments	4,070	415
Nonqualified retirement plan assets	4,220	2,970

Total investments	$37,258	$18,433

Marketable Securities

The Company’s marketable securities consist of both trading (including securities held by a broker-dealer affiliate) and available-for-sale securities. The composition of the Company’s marketable securities is summarized as follows:

December 31, 2013
	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored mutual funds and variable insurance funds	$16,079	$(704)	$2,529	$17,904
Equity securities	7,043	—	1,336	8,379
Available-for-sale:
Sponsored closed-end funds	2,815	(145)	15	2,685

Total marketable securities	$25,937	$(849)	$3,880	$28,968

December 31, 2012
	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored mutual funds and variable insurance funds	$7,312	$(689)	$1,390	$8,013
Equity securities	3,739	—	640	4,379
Available-for-sale:
Sponsored closed-end funds	2,619	(37)	74	2,656

Total marketable securities	$13,670	$(726)	$2,104	$15,048

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2013 and 2012, the Company recognized a realized gain of $1.0 million and $0.4 million, respectively, on trading securities. For the year ended December 31, 2011, the Company recognized a realized loss of less than $(0.1) million on trading securities.

Equity Method Investments

On April 9, 2013, the Company acquired a 24% noncontrolling Euro-denominated equity interest in Kleinwort Benson Investors International, Ltd. (“KBII”), a subsidiary of Kleinwort Benson Investors (Dublin) (“KBID”) for €2.6 million or $3.4 million. KBII is a U.S. registered investment adviser that provides specialized equity strategies. As of the date of acquisition, the Company allocated $2.5 million of this investment to goodwill, $0.6 million to definite-lived intangible assets that are being amortized over 7 years and $0.3 million allocated to the remaining assets and liabilities of KBII. In conjunction with this investment, the Company entered into a put and call option with KBID.

This investment is translated into U.S. dollars at current exchange rates as of the end of each accounting period. Net income or loss of the noncontrolled affiliate is translated at average exchange rates in effect during the accounting period. Net translation exchange gains and losses are excluded from income and recorded in accumulated other comprehensive income.

Nonqualified Retirement Plan Assets

The Excess Incentive Plan allows certain employees to voluntarily defer compensation. The Company holds the Excess Incentive Plan assets in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. Assets held in trust are included in investments and are carried at fair value in accordance with ASC 320; the associated obligations to participants are included in other liabilities in the Company’s Consolidated Balance Sheets.

5. Fair Value Measurements

The Company’s assets and liabilities measured at fair value, excluding the assets and liabilities of consolidated sponsored investment products discussed in Note 20, on a recurring basis as of December 31, 2013 and December 31, 2012 by fair value hierarchy level were as follows:

December 31, 2013
	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$270,262	$—	$—	$270,262
Marketable securities trading:
Sponsored mutual funds and variable insurance funds	17,904	—	—	17,904
Equity securities	8,379	—	—	8,379
Marketable securities available for sale:
Sponsored closed-end funds	2,685	—	—	2,685
Other investments
Nonqualified retirement plan assets	4,220	—	—	4,220

Total assets measured at fair value	$303,450	$—	$—	$303,450

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012
	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$62,289	$—	$—	$62,289
Marketable securities trading:
Sponsored mutual funds and variable insurance funds	8,013	—	—	8,013
Equity securities	4,379	—	—	4,379
Marketable securities available for sale:
Sponsored closed-end funds	2,656	—	—	2,656
Other investments
Nonqualified retirement plan assets	2,970	—	—	2,970

Total assets measured at fair value	$80,307	$—	$—	$80,307

The following is a discussion of the valuation methodologies used for the Company’s assets measured at fair value.

Sponsored mutual funds and variable insurance funds represent investments in open-end mutual funds and variable insurance funds for which the Company acts as adviser and distributor. The fair value of these securities is determined based on their published net asset values and are categorized as Level 1.

Equity securities include securities traded on active markets and are valued at the official closing price (typically last sale or bid) on the exchange on which the securities are primarily traded and are classified within Level 1.

Sponsored closed-end funds represent investments for which the Company acts as adviser and are actively traded on the New York Stock Exchange. The fair value of these securities is determined based on the official closing price and are categorized as Level 1.

Nonqualified retirement plan assets represent mutual funds within a nonqualified retirement plan whose fair value is determined based on their published net asset value and are classified as Level 1.

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments. The estimated fair value of debt at December 31, 2012, which has a variable interest rate, approximates its carrying value and is classified as Level 2. There is no outstanding debt at December 31, 2013. Marketable securities are reflected in the consolidated financial statements at fair value based upon publicly quoted market prices.

Transfers into and out of levels are reflected when significant inputs, including market inputs or performance attributes, used for the fair value measurement become observable or unobservable or when the Company determines it has the ability, or no longer has the ability, to redeem, in the near term, certain investments that the Company values using a net asset value, or if the book value of certain equity method investments no longer represents fair value. There were no transfers between Level 1 and Level 2 during the years ended December 31, 2013 or 2012.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

6. Furniture, Equipment and Leasehold Improvements, Net

Furniture, equipment, and leasehold improvements, net are summarized as follows:

	December 31,
	2013	2012
($ in thousands)
Furniture and office equipment	$4,033	$4,058
Computer equipment and software	5,663	5,533
Leasehold improvements	7,240	6,865

	16,936	16,456
Accumulated depreciation and amortization	(9,717)	(8,668)

Furniture, equipment and leasehold improvements, net	$7,219	$7,788

7. Income Taxes

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2013	2012	2011
($ in thousands)
Current
Federal	$10,395	$—	$—
State	1,787	341	49

Total current tax expense	12,182	341	49

Deferred
Federal	29,933	19,707	(104,227)
State	2,663	6,982	(28,250)

Total deferred tax expense (benefit)	32,596	26,689	(132,477)

Total expense (benefit) for income taxes	$44,778	$27,030	$(132,428)

The following presents a reconciliation of the provision (benefit) for income taxes computed at the federal statutory rate to the provision (benefit) for income taxes recognized in the Consolidated Statements of Operations for the years indicated:

	Years Ended December 31,
	2013		2012		2011
($ in thousands)
Tax at statutory rate	$41,968	35%	$22,645	35%	$4,547	35%
State taxes, net of federal benefit	2,893	2	4,793	7	6,222	48
Affiliated stock loss	—	—	—	—	3,283	25
Contingency reserve	—	—	—	—	27,911	215
Change in valuation allowance	(264)	—	(242)	—	(174,527)	(1,343)
Other, net	181	—	(166)	—	136	1

Income tax expense (benefit)	$44,778	37%	$27,030	42%	$(132,428)	(1,019)%

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

Deferred taxes resulted from temporary differences between the amounts reported in the consolidated financial statements and the tax basis of assets and liabilities. The tax effects of temporary differences are as follows:

	December 31,
	2013	2012
($ in thousands)
Deferred tax assets:
Intangible assets	$43,827	$51,494
Net operating losses	23,705	49,001
Capital loss carryforward	—	1,122
Compensation accruals	6,280	4,794
Investments	5,111	5,044
Other	1,581	83

Gross deferred tax assets	80,504	111,538
Valuation allowance	(35)	(1,611)

Gross deferred tax assets after valuation allowance	80,469	109,927

Deferred tax liabilities:
Intangible assets	(13,078)	(10,884)
Unrealized gains	(2,357)	(1,214)
Other investments	(534)	(906)

Gross deferred tax liabilities	(15,969)	(13,004)

Deferred tax assets (liability), net	$64,500	$96,923

At each reporting date, the Company evaluates the positive and negative evidence used to determine the likelihood of realization of all its deferred tax assets. The Company maintained a valuation allowance in the amount of $0.0 million, $1.6 million and $3.3 million at December 31, 2013, 2012 and 2011, respectively, relating to deferred tax assets on items of a capital nature as well as certain state deferred tax assets.

As of December 31, 2013, the Company had $45.2 million of net operating loss carryovers for federal income tax purposes. The related federal net operating loss carryovers are scheduled to begin to expire in the year 2029. The federal capital loss carryovers were fully utilized in 2013. As of December 31, 2013, the Company had state net operating loss carryforwards, varying by subsidiary and jurisdiction, represented by a $7.9 million deferred tax asset. The state net operating loss carryovers are scheduled to begin to expire in 2015. All state capital loss carryovers were fully utilized in 2013.

Internal Revenue Code Section 382 limits tax deductions for net operating losses, capital losses and net unrealized built-in losses after there is a substantial change in ownership in a corporation’s stock involving a 50 percentage point increase in ownership by 5% or larger stockholders. During the year ended December 31, 2009, due to changes in the Company’s stockholder base, the Company incurred an ownership change as defined in Section 382. At December 31, 2013, the Company has approximately $70.6 million in pre-change net operating loss carryovers and built-in losses that are reflected within the Company’s deferred tax assets noted above and are subject to an annual limitation of $4.2 million plus any cumulative unused 382 limitation from post-change tax years.

As a result of realization requirements of ASC 718, Compensation-Stock Compensation, as of December 31, 2013, the table of deferred taxes does not include $19.6 million of future tax benefits related to cumulative windfall deductions on certain stock-based incentive plans. Under the Company’s accounting policy, these tax benefits are deemed to be utilized for financial statement purposes after all available net operating loss carryovers have been exhausted and they serve to reduce income taxes payable. When recognized the benefit is recorded as an increase to Shareholder’s Equity.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

Activity in unrecognized tax benefits is as follows:

	Years Ended December 31,
	2013	2012	2011
($ in thousands)
Balance, beginning of year	$33,948	$34,139	$—
Decrease related to tax positions taken in prior years	(1,346)	(191)	—
Increase related to positions taken in the current year	—	—	34,139

Balance, end of year	$32,602	$33,948	$34,139

As of December 31, 2013 the Company has unrecognized tax benefits primarily related to a loss resulting from the dissolution of a subsidiary. Included in the balance of unrecognized tax benefits are $31.0 million of tax benefits that, if recognized, would impact the effective tax rate.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. The Company recorded no interest or penalties related to uncertain tax positions at December 31, 2013, 2012 and 2011. Based upon the timing and status of its current examinations by taxing authorities, it is reasonably possible that the Company’s unrecognized tax benefits may increase or decrease in 2014, however, the Company cannot estimate the range of such possible changes.

In 2013, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s 2011 federal corporate income tax return. At December 31, 2013, the examination is in the preliminary stages. Based upon available information, the Company does not believe that the audit will result in any adjustment that would result in a material change in the Company’s financial position.

The earliest federal tax year that remains open for examination is 2008 since unutilized net operating loss carryovers from 2008 could be denied when claimed in future years. The earliest open years in the Company’s major state tax jurisdictions are 1998 and 2005 for Connecticut and New York, respectively.

8. Debt

Credit Facility

The Company has an amended and restated senior secured revolving credit facility (the “Credit Facility”) that has a five-year term and provides borrowing capacity of up to $75.0 million, with a $7.5 million sub-limit for the issuance of standby letters of credit. In addition, the Credit Facility provides for a $50.0 million increase provision conditioned on approval by the lending group. The Credit Facility is secured by substantially all of the assets of the Company. During the third quarter of 2013, the Company repaid the $15.0 million outstanding balance under the Credit Facility. At December 31, 2013, no amount was outstanding and at December 31, 2012, $15.0 million was outstanding under the Credit Facility. As of December 31, 2013, the Company had the capacity to draw on the entire $75.0 million under the Credit Facility.

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

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

The Credit Facility contains customary covenants, including covenants that restrict (subject in certain instances to minimum thresholds or exceptions) the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create liens, merge or make acquisitions, dispose of assets, enter into leases, sale/leasebacks or acquisitions of capital stock, and make loans, guarantees and investments, among other things. In addition, the Credit Facility contains certain financial covenants, the most restrictive of which include: (i) a minimum interest coverage ratio (generally, adjusted EBITDA to interest expense as defined in and for the period specified in the Credit Facility agreement) of at least 4.00:1, and (ii) a leverage ratio (generally, total debt as of any date to adjusted EBITDA as defined in and for the period specified in the Credit Facility agreement) of no greater than 2.75:1. For purposes of the Credit Facility, adjusted EBITDA generally means, for any period, net income of the Company before interest expense, income taxes, depreciation and amortization expense, and excluding non-cash stock-based compensation, unrealized mark-to-market gains and losses, certain severance, and certain non-cash non-recurring gains and losses as described in and specified under the Credit Facility. At December 31, 2013 and 2012, the Company was in compliance with all financial covenants under the Credit Facility.

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

9. Commitments and Contingencies

Legal Matters

The Company is regularly involved in litigation and arbitration as well as examinations and investigations by various regulatory bodies, including the SEC, involving its compliance with, among other things, securities laws, client investment guidelines, laws governing the activities of broker-dealers and other laws and regulations affecting its products and other activities. Legal and regulatory matters of this nature may involve activities as an employer, issuer of securities, investor, investment adviser, broker-dealer or taxpayer. We cannot predict the ultimate outcome of such legal claims or matters or in certain instances provide reasonable ranges of potential losses. As of the date of this report, the Company believes that the outcomes of its legal or regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on its consolidated financial condition. However, in the event of unexpected subsequent developments and given the inherent unpredictability of these legal and regulatory matters, there can be no assurance that the Company’s assessment of any claim, dispute, regulatory examination or investigation or other legal matter will reflect the ultimate outcome and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.

Lease Commitments

The Company incurred rental expenses, primarily related to office space, under operating leases of $3.4 million, $3.3 million and $2.4 million in 2013, 2012 and 2011, respectively. Minimum aggregate rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2013 are as follows: $3.1 million in 2014; $2.6 million in 2015; $2.6 million in 2016; $2.5 million in 2017; $2.5 million in 2018; and $4.7 million thereafter.

10. Equity Transactions

In September 2013, the Company issued 1.3 million shares of common stock in a public offering for net proceeds of $191.8 million after underwriting discounts, commissions and other offering expenses, pursuant to an already effective shelf registration statement.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

During the year ended December 31, 2013, pursuant to the Company’s initial share repurchase program implemented in the fourth quarter of 2010, the Company repurchased 105,000 common shares at a weighted average price of $187.61 per share plus transaction costs for a total cost of approximately $19.7 million. During the year ended December 31, 2012, the Company repurchased 90,000 common shares at a weighted average price of $99.30 per share for a total cost of approximately $8.9 million under the initial share repurchase program. As of December 31, 2013, the Company has repurchased a total of 350,000 shares of common stock at a weighted average price of $106.92 per share plus transaction costs for a total cost of $37.4 million completing the initial share repurchase program.

In May 2013, the Company’s board of directors authorized an extension of its share repurchase program to permit the purchase of an additional 350,000 shares of common stock prior to May 21, 2016. At December 31, 2013, there were 350,000 shares of common stock remaining authorized for repurchase under the extended share repurchase program.

11. Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component for the years ended December 31, 2013 and 2012 are as follows:

	Unrealized Gains and (Losses) on Securities Available-for- Sale	Foreign Currency Translation Adjustments
($ in thousands)
Balance December 31, 2012	$(287)	$—
Unrealized net gains on investments, net of tax of $223	56	—
Foreign currency translation adjustments, net of tax of ($50)	—	81
Amounts reclassified from accumulated other comprehensive income	—	—

Net current-period other comprehensive income	56	81

Balance December 31, 2013	$(231)	$81

Unrealized Losses on Securities Available-for- Sale
($ in thousands)
Balance December 31, 2011	$(14)
Unrealized net losses on investments, net of tax of $81	(273)
Amounts reclassified from accumulated other comprehensive income	—

Net current-period other comprehensive income	(273)

Balance December 31, 2012	$(287)

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

12. Capital and Reserve Requirement Information

As a broker-dealer registered with the Securities and Exchange Commission and a member of the Financial Industry Regulatory Authority, our subsidiary, VP Distributors, LLC (“VPD”), is subject to certain rules regarding minimum net capital. VPD operates pursuant to Rule 15c3-1(a), promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, accordingly, is required to maintain a ratio of “aggregate indebtedness” to “net capital” (as those items are defined in the rule) which may not exceed 15.0 to 1.0.

Aggregate indebtedness, net capital, and the resultant ratio for VPD were as follows:

	December 31,
	2013	2012	2011
($ in thousands)
Aggregate indebtedness	$28,020	$23,443	$17,527
Net capital	22,086	16,617	10,874
Ratio of aggregate indebtedness to net capital	1.3 to 1	1.4 to 1	1.6 to 1

VPD’s minimum required net capital at December 31, 2013 and 2012 based on its aggregate indebtedness on those dates was $1.9 million and $1.6 million, respectively.

The operations of VPD do not include the physical handling of securities or the maintenance of open customer accounts. Accordingly, VPD is exempt from the reserve provisions of Rule 15c3-3 promulgated under the Exchange Act under the exemption allowed by paragraph (k)(2)(i) of such rule.

13. Restructuring and Severance

During 2013, 2012 and 2011, the Company recorded restructuring charges of $0.2 million, $1.6 million and $2.0 million, respectively, related to headcount reductions and consolidation activities. These restructuring and severance charges have been included within restructuring and severance expenses in the accompanying Consolidated Statements of Operations. There was no unpaid severance and related charges as of December 31, 2013.

14. BMO Related Party Transactions

In May 2006, the Company acquired the rights to advise, distribute and administer the Insight Funds from BMO Asset Management Corp. (“BMO”), a subsidiary of BMO Financial Corp. BMO and BMO Financial Corp., a significant stockholder of the Company, are related parties of the Company.

Subadvisory investment management fees and distribution and administration fee expenses paid or payable to BMO were $0.5 million, $2.1 million and $3.0 million for the years ended December 31, 2013, 2012, and 2011 respectively. At both December 31, 2013 and December 31, 2012, less than $0.1 million was payable to BMO and its affiliates related to subadvisory investment management fees and distribution fees.

15. Series B Convertible Preferred Stock

On January 6, 2012, pursuant to an agreement with BMO, BMO’s 35,217 shares of the Series B converted into 1,349,300 shares of the Company’s common stock. As a result of this conversion, all of the shares of Series B have been retired.

16. Retirement Savings Plan

The Company sponsors a defined contribution 401(k) retirement plan (the “401(k) Plan”) covering all employees who meet certain age and service requirements. Employees may contribute a percentage of their

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

eligible compensation into the 401(k) Plan, subject to certain limitations imposed by the Internal Revenue Code. The Company matches employees’ contributions at a rate of 100% of employees’ contributions up to the first 3.0% and 50.0% of the next 2.0% of the employees’ compensation contributed to the 401(k) Plan. The Company’s matching contributions were $2.5 million, $2.0 million and $1.6 million in 2013, 2012 and 2011, respectively.

17. Stock-Based Compensation

The Company has an Omnibus Incentive and Equity Plan (the “Plan”) under which officers, employees, directors and consultants may be granted equity-based awards, including RSUs, stock options and unrestricted shares of common stock. At December 31, 2013, 1,800,000 shares of common stock were authorized for issuance under the Plan, of which 495,658 remain available for grant. Each RSU entitles the holder to one share of Virtus common stock when the restriction expires. RSUs generally have a term of one to three years and may be either time-vested or performance-contingent. Stock options generally vest over three years and have a contractual life of ten years. Stock options are granted with an exercise price equal to the fair market value of the shares at the date of grant. The fair value of each RSU is estimated using the intrinsic value method which is based on the fair market value price on the date of grant. Shares that are issued upon exercise of stock options and vesting of RSUs are newly issued shares and not issued from treasury stock.

The Company estimated the grant-date fair value of stock options last granted using the Black-Scholes option valuation model with the following assumptions:

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

Expected life—This is the period of time that the stock option grants are expected to remain outstanding. The Company calculates the expected life of the stock options using the “simplified method” as prescribed under the provisions of ASC 718. The simplified method was used because sufficient historical exercise data necessary for the Company to provide a reasonable basis to estimate the expected life does not exist. The Company generally uses the midpoint between the end of the vesting period and the contractual life of the grant to estimate stock option exercise timing. The simplified method was applied for all stock options granted during 2011.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

Stock-based compensation expense is summarized as follows:

	Years Ended December 31,
	2013	2012	2011
($ in thousands)
Stock-based compensation expense	$7,960	$6,927	$5,625

During the years ended December 31, 2013 and December 31, 2012, the Company granted 15,237 and 47,996 performance contingent RSUs, respectively. During the years ended December 31, 2013, December 31, 2012 and December 31 2011, total stock-based compensation expense included $1.1 million, $1.7 million and $1.3 million, respectively, for these performance contingent RSUs. As of December 31, 2013 and 2012, unamortized stock-based compensation expense for performance contingent RSUs was $2.1 million and $3.2 million, respectively.

As of December 31, 2013, unamortized stock-based compensation expense for outstanding RSUs and stock options was $8.9 million and $0.1 million, respectively, with weighted average remaining amortization periods of 1.0 years and 0.2 years, respectively. As of December 31, 2012, unamortized stock-based compensation expense for outstanding RSUs and stock options was $7.1 million and $0.2 million, respectively, with weighted average remaining amortization periods of 1.4 years and 0.7 years, respectively. The Company did not capitalize any stock-based compensation expenses during the years ended December 31, 2013, 2012 and 2011.

Stock option activity for the year ended December 31, 2013 is summarized as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	220,349	$20.03
Granted	—	$—
Exercised	(29,826)	$19.10
Forfeited	(363)	$55.18

Outstanding at December 31, 2013	190,160	$20.11

Vested and exercisable at December 31, 2013	182,077	$18.54
Stock options expected to vest at December 31, 2013	8,083	$55.33

The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2011 was $27.56. The weighted-average remaining contractual term for stock options outstanding at December 31, 2013 and December 31, 2012 was 4.8 and 5.8 years, respectively. The weighted-average remaining contractual term for stock options vested and exercisable at December 31, 2013 was 4.7 years. The weighted-average remaining contractual term for stock options expected to vest at December 31, 2013 was 7.2 years. At December 31, 2013, the aggregate intrinsic value of stock options outstanding, stock options vested and exercisable, and stock options expected to vest was $34.2 million, $33.0 million, and $1.2 million, respectively. The total grant-date fair value of stock options vested during the years ended December 31, 2013, 2012 and 2011 was $0.2 million, $1.2 million and less than $0.1 million, respectively. The total intrinsic value of stock options exercised for the years ended December 31, 2013, 2012 and 2011 was $5.1 million, $9.2, $0.9 million, respectively. Cash received from stock option exercises was $0.6 million, $2.6 million and $1.3 million for 2013, 2012 and 2011, respectively.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

RSU activity for the year ended December 31, 2013 is summarized as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	292,057	$57.89
Granted	46,000	$188.36
Forfeited	(12,750)	$94.22
Settled	(91,544)	$41.45

Outstanding at December 31, 2013	233,763	$87.97

The grant-date intrinsic value of RSUs granted during the year ended December 31, 2013 was $8.7 million. At December 31, 2013, outstanding RSUs have a weighted average remaining contractual life of 1.0 years. The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2013, 2012 and 2011 was $188.36, $81.47 and $52.28 per share, respectively. The total fair value of RSUs vested during the years ended December 31, 2013, 2012 and 2011 was $17.9 million, $30.7 million and $2.9 million, respectively. For the years ended December 31, 2013, 2012 and 2011, a total of 38,222, 143,102 and 12,484 RSUs, respectively, were withheld through net share settlement by the Company to settle employee tax withholding obligations. The Company paid $7.5 million, $11.5 million and $0.7 million for the years ended December 31, 2013, 2012 and 2011, respectively, in employee tax withholding obligations related to RSUs withheld. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have been otherwise issued as a result of the vesting.

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

18. Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Years Ended December 31,
	2013	2012	2011
($ in thousands, except per share amounts)
Net Income	$77,130	$37,773	$145,420
Noncontrolling interests	(1,940)	(101)	—
Preferred stockholder dividends	—	—	(9,482)
Allocation of earnings to preferred stockholders	—	(64)	(24,260)

Net Income Attributable to Common Stockholders	$75,190	$37,608	$111,678

Shares:
Basic: Weighted-average number of shares outstanding	8,188	7,727	6,211
Plus: Incremental shares from assumed conversion of dilutive instruments	245	346	623

Diluted: Weighted-average number of shares outstanding	8,433	8,073	6,834

Earnings per share—basic	$9.18	$4.87	$17.98
Earnings per share—diluted	$8.92	$4.66	$16.34

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2013, 2012 and 2011, there were no instruments excluded from the above computation of weighted-average shares for diluted EPS because the effect would be anti-dilutive.

19. Concentration of Credit Risk

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company. The following funds provided 10 percent or more of the total revenues of the Company:

	Years Ended December 31,
	2013	2012	2011
($ in thousands)
Virtus Emerging Markets Opportunities Fund
Investment management, administration and transfer agent fees	$53,202	$29,818	*
Percent of total revenues	14%	12%	*
Virtus Multi-Sector Short Term Bond Fund
Investment management, administration and transfer agent fees	$52,568	$39,475	$24,445
Percent of total revenues	14%	17%	14%
Virtus Premium AlphaSector™ Fund
Investment management, administration and transfer agent fees	$41,921	$27,987	*
Percent of total revenues	11%	12%	*

*	Less than 10 percent of total revenues of the Company.

20. Consolidated Sponsored Investment Products

In the normal course of its business, the Company sponsors and is the manager of various types of investment products. During the years ended December 31, 2013 and 2012, the Company sponsored and consolidated several mutual funds in which it had a majority voting interest. The consolidation of these investment products has no impact on net income attributable to stockholders. The Company’s risk with respect to these investments is limited to its investment in these products. The Company has no right to the benefits from, nor does it bear the risks associated with, these investment products, beyond the Company’s investments in, and fees generated from these products. If the Company were to liquidate, these investments would not be available to the general creditors of the Company. The Company does not consider cash and investments held by consolidated sponsored investment products to be assets of the Company other than its direct investment in these products.

During the year ended December 31, 2012, the Company consolidated eight mutual funds. During the year ended December 31, 2013, the Company consolidated five additional mutual funds and deconsolidated five mutual funds because it no longer had a majority voting interest. As of December 31, 2013, the Company consolidated a total of eight mutual funds. No mutual funds were consolidated during the year ended December 31, 2011.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table presents the balances of the consolidated sponsored investment products that were reflected in the Consolidated Balance Sheets as of December 31, 2013 and 2012:

	As of December 31,
	2013	2012
($ in thousands)
Total cash	$531	$14
Total investments	139,054	43,227
All other assets	9,595	683
Total liabilities	(8,435)	(377)
Redeemable noncontrolling interest	(42,186)	(3,163)

The Company’s net interests in consolidated sponsored investment products	$98,559	$40,384

Consolidation

The following tables reflect the impact of the consolidated sponsored investment products in the Consolidated Balance Sheets as of December 31, 2013 and 2012 and the Consolidated Statements of Income for the years ended December 31, 2013 and 2012, respectively. The Company had no consolidated sponsored investment products during the year ended December 31, 2011:

As of December 31, 2013
	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Consolidated Balance Sheet
($ in thousands)
Total cash	$271,014	$531	$—	$271,545
Total investments	135,692	139,054	(98,434)	176,312
All other assets	187,627	9,595	(125)	197,097

Total assets	$594,333	$149,180	$(98,559)	$644,954

Total liabilities	101,465	8,560	(125)	109,900

Redeemable noncontrolling interest	—	—	42,186	42,186
Equity attributable to stockholders of the Company	492,930	140,620	(140,620)	492,930
Non-redeemable noncontrolling interest	(62)	—	—	(62)

Total liabilities and equity	$594,333	$149,180	$(98,559)	$644,954

As of December 31, 2012
	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Consolidated Balance Sheet
($ in thousands)
Total cash	$63,432	$14	$—	$63,446
Total investments	58,830	43,227	(40,397)	61,660
All other assets	206,947	683	13	207,643

Total assets	$329,209	$43,924	$(40,384)	$332,749

Total liabilities	84,738	364	13	85,115

Redeemable noncontrolling interest	—	—	3,163	3,163
Equity attributable to stockholders of the Company	244,474	43,560	(43,560)	244,474
Non-redeemable noncontrolling interest	(3)	—	—	(3)

Total liabilities and equity	$329,209	$43,924	$(40,384)	$332,749

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

(a)	Adjustments include the elimination of intercompany transactions between the Company and its consolidated sponsored investment products, primarily the elimination of the investments and equity and recording of any noncontrolling interest.

For the Year Ended December 31, 2013
	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Consolidated Statement of Operations
($ in thousands)
Total operating revenues	$389,202	$—	$13	$389,215
Total operating expenses	274,913	785	13	275,711

Operating income (loss)	114,289	(785)	—	113,504

Total other non-operating income (expense)	5,620	6,098	(3,314)	8,404
Income (loss) before income tax expense	119,909	5,313	(3,314)	121,908
Income tax expense	44,778	—	—	44,778

Net income (loss)	75,131	5,313	(3,314)	77,130
Noncontrolling interests	59	—	(1,999)	(1,940)

Net income (loss) attributable to the Company	$75,190	$5,313	$(5,313)	$75,190

For the Year Ended December 31, 2012
	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Consolidated Statement of Operations
($ in thousands)
Total operating revenues	$279,919	$—	$167	$280,086
Total operating expenses	219,326	148	167	219,641

Operating income (loss)	60,593	(148)	—	60,445

Total other non-operating income (expense)	4,106	2,649	(2,397)	4,358
Income (loss) before income tax expense	64,699	2,501	(2,397)	64,803
Income tax expense	27,030	—	—	27,030

Net income (loss)	37,669	2,501	(2,397)	37,773
Noncontrolling interests	3	—	(104)	(101)
Allocation of earnings to preferred stockholders	(64)	—	—	(64)

Net income (loss) attributable to the Company	$37,608	$2,501	$(2,501)	$37,608

(a)	Adjustments include the elimination of intercompany transactions between the Company and its consolidated sponsored investment products, primarily the elimination of the investments and equity and recording of any noncontrolling interest.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

Investments of Consolidated Sponsored Investment Products

Investments of consolidated sponsored investment products represent the underlying debt and equity securities held in sponsored mutual funds in which the Company has an investment and are consolidated by the Company. They are summarized as follows:

December 31, 2013
	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading debt securities	$48,994	$(2,097)	$217	$47,114
Trading equity securities	84,862	(882)	7,960	91,940

Total Investments of Consolidated Sponsored Investment Products	$133,856	$(2,979)	$8,177	$139,054

December 31, 2012
	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading debt securities	$24,830	$(21)	$1,003	$25,812
Trading equity securities	16,537	(144)	1,022	17,415

Total Investments of Consolidated Sponsored Investment Products	$41,367	$(165)	$2,025	$43,227

Fair Value Measurements of Consolidated Sponsored Investment Products

The assets of the consolidated sponsored investment products measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012 by fair value hierarchy level were as follows:

December 31, 2013
	Level 1	Level 2	Level 3	Total
($ in thousands)
Debt securities	$—	$47,114	$—	$47,114
Equity securities	91,940	—	—	91,940

Total Investments of Consolidated Sponsored Investment Products at Fair Value	$91,940	$47,114	$—	$139,054

December 31, 2012
	Level 1	Level 2	Level 3	Total
($ in thousands)
Debt securities	$—	$25,812	$—	$25,812
Equity securities	10,092	7,323	—	17,415

Total Investments of Consolidated Sponsored Investment Products at Fair Value	$10,092	$33,135	$—	$43,227

The following is a discussion of the valuation methodologies used for the Company’s assets measured at fair value.

Investments of consolidated sponsored investment products represent the underlying debt and equity securities held in sponsored mutual funds in which the Company has an investment and are consolidated by the

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

Company. Equity securities are valued at the official closing price on the exchange on which the securities are traded and are categorized within Level 1. Level 2 investments include certain non-U.S. securities for which closing prices are not readily available or are deemed to not reflect readily available market prices and are valued using an independent pricing service as well as most debt securities, which are valued based on quotations received from independent pricing services or from dealers who make markets in such securities. Pricing services do not provide pricing for all securities and therefore indicative bids from dealers are utilized, which are based on pricing models used by market makers in the security and are also included within Level 2.

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2013 and 2012, respectively.

21. Selected Quarterly Data (Unaudited)

	2013
($ in thousands, except share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$106,498	$100,409	$96,140	$86,168
Operating Income	33,892	31,630	26,882	21,100
Net Income Attributable to Common Stockholders	24,756	21,089	15,385	13,960
Earnings per share—Basic	$2.72	$2.64	$1.97	$1.79
Earnings per share—Diluted	$2.65	$2.56	$1.91	$1.73

	2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$78,919	$71,951	$66,818	$62,398
Operating Income	20,472	17,767	14,253	7,953
Net Income Attributable to Common Stockholders	12,213	11,642	8,367	5,386
Earnings per share—Basic	$1.56	$1.48	$1.08	$0.72
Earnings per share—Diluted	$1.50	$1.43	$1.04	$0.68