Form 10-K/A
period 2013-12-31
VIRTUS INVESTMENT PARTNERS, INC.
filed 2014-02-26
CIK 883237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold (based on the closing share price as quoted on the NASDAQ Global Market) as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,037,364,814. For purposes of this calculation, shares of common stock held or controlled by executive officers and directors of the registrant have been treated as shares held by affiliates.

There were 9,105,521 shares of the registrant’s common stock outstanding on February 13, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement which will be filed with the SEC in connection with the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Explanatory Note

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Virtus Investment Partners, Inc. (together with its subsidiaries, the “Company,” “we,” “our,” “us” or “Virtus”) for the fiscal year ended December 31, 2013 as filed with the SEC on February 24, 2014 (the “2013 Annual Report”), is being filed to delete Item 12 of Part III and replace it in its entirety with the new Item 12 of Part III set forth in this Amendment No. 1.

PART III

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

The following table sets forth information as of December 31, 2013 with respect to compensation plans under which shares of our common stock may be issued:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (2)	423,922	$20.11	495,658
Equity compensation plans not approved by security holders	—	—	—

Total	423,922	$20.11	495,658

(1)	The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock unit awards (“RSUs”) since recipients of such awards are not required to pay an exercise price to receive the shares subject to these awards. The weighted-average exercise price of outstanding options, warrants and rights, including RSUs, is $9.02.
(2)	Represents 190,160 shares of common stock issuable upon the exercise of stock options and 233,762 shares of our common stock issuable upon the vesting of RSUs outstanding under the Company’s Omnibus Incentive and Equity Plan (the “Omnibus Plan”). Of the 1,800,000 maximum number of shares of our common stock authorized for issuance under the Omnibus Plan, 71,145 shares of common stock have been issued on a cumulative basis in the form of direct grants to directors.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(3)	Exhibits:

The following exhibits are filed herewith:

Exhibit Number	Exhibit Description

31.1	Certifications of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment no. 1 to its annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 26, 2014

Virtus Investment Partners, Inc.

By:	/S/ MICHAEL A. ANGERTHAL
Michael A. Angerthal
Executive Vice President Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)