Form 10-Q
period 2014-03-31
VIRTUS INVESTMENT PARTNERS, INC.
filed 2014-05-07
CIK 883237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the registrant’s common stock was 9,163,740 as of April 22, 2014.

VIRTUS INVESTMENT PARTNERS, INC.

“We,” “us,” “our,” the “Company” and “Virtus” as used in this Quarterly Report on Form 10-Q, refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Virtus Investment Partners, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2014	December 31, 2013
($ in thousands, except share data)
Assets:
Cash and cash equivalents	$234,795	$271,014
Cash of consolidated sponsored investment products	2,543	531
Investments	102,490	37,258
Investments of consolidated sponsored investment products	62,086	139,054
Accounts receivable, net	54,386	50,166
Furniture, equipment, and leasehold improvements, net	6,898	7,219
Intangible assets, net	43,528	44,633
Goodwill	5,260	5,260
Deferred taxes, net	56,520	64,500
Other assets	16,104	15,724
Other assets of consolidated sponsored investment products	1,217	9,595

Total assets	$585,827	$644,954

Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$18,349	$53,140
Accounts payable and accrued liabilities	29,169	29,912
Other liabilities	21,846	18,413
Other liabilities of consolidated sponsored investment products	2,500	8,435

Total liabilities	71,864	109,900

Commitments and Contingencies (Note 9)
Redeemable noncontrolling interests	3,867	42,186
Equity:
Equity attributable to stockholders:
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 9,513,140 shares issued and 9,163,140 shares outstanding at March 31, 2014 and 9,455,521 shares issued and 9,105,521 shares outstanding at December 31, 2013	95	95
Additional paid-in capital	1,130,857	1,135,644
Accumulated deficit	(583,283)	(605,221)
Accumulated other comprehensive loss	(63)	(150)
Treasury stock, at cost, 350,000 shares at March 31, 2014 and December 31, 2013, respectively	(37,438)	(37,438)

Total equity attributable to stockholders	510,168	492,930

Noncontrolling interests	(72)	(62)

Total equity	510,096	492,868

Total liabilities and equity	$585,827	$644,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2014	2013
($ in thousands, except per share data)
Revenues
Investment management fees	$71,792	$57,777
Distribution and service fees	22,438	17,361
Administration and transfer agent fees	13,073	10,695
Other income and fees	568	335

Total revenues	107,871	86,168

Operating Expenses
Employment expenses	35,029	32,411
Distribution and administration expenses	27,737	21,628
Other operating expenses	10,534	8,957
Other operating expenses of consolidated sponsored investment products	331	184
Restructuring and severance	—	203
Depreciation and other amortization	657	575
Amortization expense	957	1,110

Total operating expenses	75,245	65,068

Operating Income	32,626	21,100

Other Income (Expense)
Realized and unrealized gain on investments, net	1,846	825
Realized and unrealized gain on investments of consolidated sponsored investment products, net	36	372
Other income (expense), net	151	(18)

Total other income, net	2,033	1,179

Interest Income (Expense)
Interest expense	(138)	(221)
Interest and dividend income	383	97
Interest and dividend income of investments of consolidated sponsored investment products	873	480

Total interest income, net	1,118	356

Income Before Income Taxes	35,777	22,635
Income tax expense	14,010	8,450

Net Income	21,767	14,185
Noncontrolling interests	171	(225)

Net Income Attributable to Common Stockholders	$21,938	$13,960

Earnings per share—Basic	$2.41	$1.79

Earnings per share—Diluted	$2.34	$1.73

Weighted Average Shares Outstanding—Basic (in thousands)	9,116	7,820

Weighted Average Shares Outstanding—Diluted (in thousands)	9,361	8,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2014	2013
($ in thousands)
Net Income	$21,767	$14,185
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax of ($15) for the three months ended March 31, 2014	24	—
Unrealized gain on available-for-sale securities, net of tax of ($40) and $120 for the three months ended March 31, 2014 and 2013, respectively	63	233

Other comprehensive income	87	233

Comprehensive income	21,854	14,418

Comprehensive loss (income) attributable to noncontrolling interests	171	(225)

Comprehensive income attributable to common stockholders	$22,025	$14,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2014	2013
($ in thousands)
Cash Flows from Operating Activities:
Net income	$21,767	$14,185
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense, intangible asset and other amortization	1,675	1,739
Stock-based compensation	1,629	1,448
Excess tax benefit from stock-based compensation	(263)	—
Amortization of deferred commissions	4,794	2,877
Payments of deferred commissions	(4,559)	(4,281)
Equity in earnings of equity method investments, net of dividends	(134)	—
Realized and unrealized gains on trading securities	(1,846)	(825)
Realized and unrealized gains on investments of consolidated sponsored investment products	(36)	(372)
(Purchase) sale of trading securities, net	(18,223)	126
Purchase of investments by consolidated sponsored investment products, net	(12,481)	(4,176)
Deferred income taxes	7,925	7,984
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	(4,833)	(6,431)
Other assets of consolidated sponsored investment products	6,480	(799)
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	(31,052)	(17,303)
Other liabilities of consolidated sponsored investment products	(4,074)	466

Net cash used in operating activities	(33,231)	(5,362)

Cash Flows from Investing Activities:
Capital expenditures	(439)	(762)
Change in cash and cash equivalents of consolidated sponsored investment products due to deconsolidation	(366)	(734)
Purchase of available-for-sale securities	(53)	(48)

Net cash used in investing activities	(858)	(1,544)

Cash Flows from Financing Activities:
Contingent consideration paid for acquired investment management contracts	—	(145)
Repurchase of common shares	—	(10,356)
Proceeds from exercise of stock options	105	126
Taxes paid related to net share settlement of restricted stock units	(7,401)	(5,157)
Excess tax benefit from stock-based compensation	263	—
Contributions of noncontrolling interests, net	6,915	4,923

Net cash used in financing activities	(118)	(10,609)

Net decrease in cash and cash equivalents	(34,207)	(17,515)
Cash and cash equivalents, beginning of period	271,545	63,446

Cash and Cash Equivalents, end of period	$237,338	$45,931

Non-Cash Financing Activities:
Satisfaction of accrued compensation through the issuance of RSU’s	$849	$420
Decrease to noncontrolling interest due to deconsolidation of sponsored investment products, net	$(45,075)	$(6,187)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Stockholders	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
	Shares	Par Value				Shares	Amount
($ in thousands)
Balances at December 31, 2012	7,826,674	$81	$942,825	$(680,411)	$(287)	245,000	$(17,734)	$244,474	$(3)	$244,471	$3,163
Net income (loss)	—	—	—	13,960	—	—	—	13,960	(18)	13,942	243
Net unrealized gain on securities available-for-sale	—	—	—	—	233	—	—	233	—	233	—
Activity of noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	(1,264)
Repurchase of common shares	(60,000)	—	—	—	—	60,000	(10,356)	(10,356)	—	(10,356)	—
Issuance of common stock related to employee stock transactions	53,465	—	126	—	—	—	—	126	—	126	—
Taxes paid on stock-based compensation			(5,157)					(5,157)		(5,157)	—
Stock-based compensation	—	—	1,868	—	—	—	—	1,868	—	1,868	—

Balances at March 31, 2013	7,820,139	$81	$939,662	$(666,451)	$(54)	305,000	$(28,090)	$245,148	$(21)	$245,127	$2,142

Balances at December 31, 2013	9,105,521	$95	$1,135,644	$(605,221)	$(150)	350,000	$(37,438)	$492,930	$(62)	$492,868	$42,186
Net income (loss)	—	—	—	21,938	—	—	—	21,938	(10)	21,928	(161)
Net unrealized gain on securities available-for-sale	—	—	—	—	63	—	—	63	—	63	—
Foreign currency translation adjustment	—	—	—	—	24	—	—	24	—	24	—
Activity of noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	(38,158)
Issuance of common stock related to employee stock transactions	57,619	—	105	—	—	—	—	105	—	105	—
Taxes paid on stock-based compensation	—	—	(7,401)	—	—	—	—	(7,401)		(7,401)	—
Stock-based compensation	—	—	2,509	—	—	—	—	2,509	—	2,509	—

Balances at March 31, 2014	9,163,140	$95	$1,130,857	$(583,283)	$(63)	350,000	$(37,438)	$510,168	$(72)	$510,096	$3,867

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

The Company provides investment management and related services to individuals and institutions throughout the United States of America. The Company’s retail investment management services are provided to individuals through products consisting of open-end mutual funds, closed-end funds, variable insurance funds and separately managed accounts. Separately managed accounts are offered through intermediary programs that are sponsored and distributed by unaffiliated broker-dealers and individual direct managed account investment services that are provided by the Company. Institutional investment management services are provided primarily to corporations, multi-employer retirement funds, employee retirement systems, foundations and endowments.

2. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of the Company’s financial condition and results of operations. The condensed consolidated financial statements include the accounts of the Company, its subsidiaries and sponsored investment products in which it has a controlling financial interest. The Company is generally considered to have a controlling financial interest when it owns a majority of the voting interest in an entity or otherwise has the power to govern the financial and operating policies of the subsidiary. See Note 10 for additional information related to the consolidation of sponsored investment products. Material intercompany accounts and transactions have been eliminated. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report on Form 10-K”) filed with the Securities and Exchange Commission (“SEC”). The Company’s significant accounting policies, which have been consistently applied, are summarized in the 2013 Annual Report on Form 10-K.

Effective December 31, 2013, the Company changed the presentation of its Consolidated Balance Sheets from a classified basis, which distinguishes between current and long-term assets and liabilities, to an unclassified basis, which has no such distinction. There were no changes to the Condensed Consolidated Balance Sheets that impacted the Condensed Consolidated Statements of Operations. Amounts in the prior year’s Condensed Consolidated Statements of Cash Flows have been recast to conform to the current year’s presentation.

3. Intangible Assets, Net

Intangible assets, net are summarized as follows:

	March 31,	December 31,
	2014	2013
($ in thousands)
Definite-lived intangible assets:
Investment contracts	$157,672	$157,882
Accumulated amortization	(146,560)	(145,665)

Definite-lived intangible assets, net	11,112	12,217
Indefinite-lived intangible assets	32,416	32,416

Total intangible assets, net	$43,528	$44,633

Activity in intangible assets, net is as follows:

	Three Months Ended March 31,
	2014	2013
($ in thousands)
Intangible assets, net
Balance, beginning of period	$44,633	$48,711
Amortization	(1,105)	(1,053)

Balance, end of period	$43,528	$47,658

4. Investments

Investments consist primarily of investments in our sponsored mutual funds. The Company’s investments, excluding the assets of consolidated sponsored investment products discussed in Note 10, at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
($ in thousands)
Marketable securities	$93,949	$28,968
Equity method investments	4,242	4,070
Nonqualified retirement plan assets	4,299	4,220

Total investments	$102,490	$37,258

Marketable Securities

The Company’s marketable securities consist of both trading (including securities held by a broker-dealer affiliate) and available-for-sale securities. The composition of the Company’s marketable securities is summarized as follows:

March 31, 2014

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored mutual funds and variable insurance funds	$75,866	$(627)	$6,959	$82,198
Equity securities	7,486	—	1,424	8,910
Available-for-sale:
Sponsored closed-end funds	2,867	(108)	82	2,841

Total marketable securities	$86,219	$(735)	$8,465	$93,949

December 31, 2013

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored mutual funds and variable insurance funds	$16,079	$(704)	$2,529	$17,904
Equity securities	7,043	—	1,336	8,379
Available-for-sale:
Sponsored closed-end funds	2,815	(145)	15	2,685

Total marketable securities	$25,937	$(849)	$3,880	$28,968

For the three months ended March 31, 2014 and 2013, the Company recognized a realized gain of $0.9 million and $0.1 million, respectively, on trading securities.

5. Fair Value Measurements

The Company’s assets and liabilities measured at fair value, excluding the assets and liabilities of consolidated sponsored investment products discussed in Note 10, on a recurring basis as of March 31, 2014 and December 31, 2013 by fair value hierarchy level were as follows:

March 31, 2014

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$234,181	$—	$—	$234,181
Marketable securities trading:
Sponsored mutual funds and variable insurance funds	82,198	—	—	82,198
Equity securities	8,910	—	—	8,910
Marketable securities available for sale:
Sponsored closed-end funds	2,841	—	—	2,841
Other investments:
Nonqualified retirement plan assets	4,299	—	—	4,299

Total assets measured at fair value	$332,429	$—	$—	$332,429

December 31, 2013

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$270,262	$—	$—	$270,262
Marketable securities trading:
Sponsored mutual funds and variable insurance funds	17,904	—	—	17,904
Equity securities	8,379	—	—	8,379
Marketable securities available for sale:
Sponsored closed-end funds	2,685	—	—	2,685
Other investments:
Nonqualified retirement plan assets	4,220	—	—	4,220

Total assets measured at fair value	$303,450	$—	$—	$303,450

The following is a discussion of the valuation methodologies used for the Company’s assets measured at fair value.

Sponsored mutual funds and variable insurance funds represent investments in open-end mutual funds and variable insurance funds for which the Company acts as the investment manager. The fair value of these securities is determined based on their published net asset values and are categorized as Level 1.

Equity securities include securities traded on active markets and are valued at the official closing price (typically last sale or bid) on the exchange on which the securities are primarily traded and are categorized as Level 1.

Sponsored closed-end funds represent investments for which the Company acts as adviser and are actively traded on the New York Stock Exchange. The fair value of these securities is determined based on the official closing price and are categorized as Level 1.

Nonqualified retirement plan assets represent mutual funds within a nonqualified retirement plan whose fair value is determined based on their published net asset value and are categorized as Level 1.

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments. Marketable securities are reflected in the condensed consolidated financial statements at fair value based upon publicly quoted market prices.

Transfers into and out of levels are reflected when significant inputs, including market inputs or performance attributes, used for the fair value measurement become observable or unobservable or when the Company determines it has the ability, or no longer has the ability, to redeem, in the near term, certain investments that the Company values using a net asset value, or if the book value of certain equity method investments no longer represents fair value. There were no significant transfers between Level 1 and Level 2 during the three months ended March 31, 2014 or 2013.

6. Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component for the three months ended March 31, 2014 and 2013 is as follows:

	Unrealized Gains and (Losses) on Securities Available-for- Sale	Foreign Currency Translation Adjustments
($ in thousands)
Balance December 31, 2013	$(231)	$81
Unrealized net gains on investments, net of tax of ($40)	63	—
Foreign currency translation adjustments, net of tax of ($15)	—	24
Amounts reclassified from accumulated other comprehensive income	—	—

Net current-period other comprehensive income	63	24

Balance March 31, 2014	$(168)	$105

($ in thousands)	Unrealized Gains and (Losses) on Securities Available-for-Sale
Balance December 31, 2012	$(287)
Unrealized net gains on investments, net of tax of $120	233
Amounts reclassified from accumulated other comprehensive income	—

Net current-period other comprehensive income	233

Balance March 31, 2013	$(54)

7. Stock-based Compensation

The Company has an Omnibus Incentive and Equity Plan (the “Plan”) under which officers, employees and directors may be granted equity-based awards, including restricted stock units (“RSUs”), stock options and unrestricted shares of common stock. At March 31, 2014, 451,855 shares of common stock remain available for issuance of the 1,800,000 shares that were reserved for issuance under the Plan. Each RSU entitles the holder to one share of Virtus common stock when the restriction expires. RSUs generally have a term of one to three years and may be time-vested or performance-contingent. Stock options generally cliff vest after three years and have a contractual life of ten years. Stock options are granted with an exercise price equal to the fair market value of the shares at the date of grant. The fair value of each RSU is estimated using the intrinsic value method, which is based on the fair market value price on the date of grant unless it contains a performance metric that is considered a market condition. RSUs that contain a market condition are valued using a simulation valuation model. Shares that are issued upon exercise of stock options and vesting of RSUs are newly issued shares from the Plan and are not issued from treasury stock.

Restricted Stock Units

RSU activity for the three months ended March 31, 2014 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	233,763	$87.97
Granted	43,803	$183.95
Forfeited	—	$—
Settled	(95,997)	$61.99

Outstanding at March 31, 2014	181,569	$124.86

For the three months ended March 31, 2014 and 2013, a total of 42,021 and 27,747 RSUs, respectively, were withheld by the Company as a result of net share settlements to satisfy employee tax withholding obligations. During the three months ended March 31, 2014 and 2013, the Company paid $7.4 million and $5.2 million, respectively, in employee tax withholding obligations related to RSUs that vested during each period. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have been otherwise issued as a result of the vesting.

Stock Options

Stock option activity for the three months ended March 31, 2014 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	190,160	$20.11
Granted	—	$—
Exercised	(3,643)	$32.50
Forfeited	—	$—

Outstanding at March 31, 2014	186,517	$19.87

During the three months ended March 31, 2014 and 2013, the Company recognized $1.6 million and $1.4 million, respectively, in total stock-based compensation expense. As of March 31, 2014, unamortized stock-based compensation expense for unvested RSUs was $13.4 million, with a weighted-average remaining amortization period of 1.4 years. As of March 31, 2013, unamortized stock-based compensation expense for unvested RSUs was $12.1 million, with a weighted-average remaining amortization period of 1.6 years. Unamortized stock-based compensation expense related to stock options for both periods was immaterial.

8. Earnings per Share

Basic earnings per share (“EPS”) excludes dilution for potential common stock issuances and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted EPS, the basic weighted-average number of shares is increased by the dilutive effect of RSUs and common stock options using the treasury stock method.

The computation of basic and diluted EPS is as follows:

	Three Months Ended March 31,
	2014	2013
($ in thousands, except per share amounts)
Net Income	$21,767	$14,185
Noncontrolling interests	171	(225)

Net Income Attributable to Common Stockholders	$21,938	$13,960

Shares (in thousands):
Basic: Weighted-average number of shares outstanding	9,116	7,820
Plus: Incremental shares from assumed conversion of dilutive instruments	245	268

Diluted: Weighted-average number of shares outstanding	9,361	8,088

Earnings per share - basic	$2.41	$1.79
Earnings per share - diluted	$2.34	$1.73

For the three months ended March 31, 2014 and 2013, respectively, there were no instruments excluded from the above computation of weighted-average shares for diluted EPS because the effect would be anti-dilutive.

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

10. Consolidated Sponsored Investment Products

In the normal course of its business, the Company sponsors and is the manager of various types of investment products. During the three months ended March 31, 2014 and the year ended December 31, 2013, the Company consolidated and deconsolidated several investment products. The Company consolidates an investment product when it owns a majority of the voting interest in the entity or it is the primary beneficiary of an investment product that is a variable interest entity. The consolidation and deconsolidation of these investment products has no impact on net income attributable to stockholders. The Company’s risk with respect to these investments is limited to its investment in these products. The Company has no right to the benefits from, and does not bear the risks associated with, these investment products, beyond the Company’s investments in, and fees generated from these products. If the Company were to liquidate, these investments would not be available to the general creditors of the Company. The Company does not consider cash and investments held by consolidated sponsored investment products to be assets of the Company other than its direct investment in these products.

At December 31, 2013, the Company consolidated eight sponsored investment products. During the three months ended March 31, 2014, the Company consolidated one additional sponsored investment product and deconsolidated one sponsored investment product because it no longer had a majority voting interest. As of March 31, 2014, the Company consolidated a total of eight sponsored investment products.

The following table presents the balances of the consolidated sponsored investment products that were reflected in the Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013:

	As of
	March 31, 2014	December 31, 2013
($ in thousands)
Total cash	$2,543	$531
Total investments	62,086	139,054
All other assets	1,217	9,595
Total liabilities	(2,500)	(8,435)
Redeemable noncontrolling interests	(3,867)	(42,186)

The Company’s net interests in consolidated sponsored investment products	$59,479	$98,559

Consolidation

The following tables reflect the impact of the consolidated sponsored investment products in the Condensed Consolidated Balance Sheets as of March, 31, 2014 and December 31, 2013 and the Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, respectively:

As of March 31, 2014
	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Consolidated Balance Sheet
($ in thousands)
Total cash	$234,795	$2,543	$—	$237,338
Total investments	161,910	62,086	(59,420)	164,576
All other assets	182,755	1,217	(59)	183,913

Total assets	$579,460	$65,846	$(59,479)	$585,827

Total liabilities	$69,364	$2,559	$(59)	$71,864

Redeemable noncontrolling interests	—	—	3,867	3,867
Equity attributable to stockholders of the Company	510,168	63,287	(63,287)	510,168
Non-redeemable noncontrolling interests	(72)	—	—	(72)

Total liabilities and equity	$579,460	$65,846	$(59,479)	$585,827

As of December 31, 2013
	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Consolidated Balance Sheet
($ in thousands)
Total cash	$271,014	$531	$—	$271,545
Total investments	135,692	139,054	(98,434)	176,312
All other assets	187,627	9,595	(125)	197,097

Total assets	$594,333	$149,180	$(98,559)	$644,954

Total liabilities	$101,465	$8,560	$(125)	$109,900

Redeemable noncontrolling interests	—	—	42,186	42,186
Equity attributable to stockholders of the Company	492,930	140,620	(140,620)	492,930
Non-redeemable noncontrolling interests	(62)	—	—	(62)

Total liabilities and equity	$594,333	$149,180	$(98,559)	$644,954

(a)	Adjustments include the elimination of intercompany transactions between the Company and its consolidated sponsored investment products, primarily the elimination of the investments and equity and recording of any noncontrolling interest.

The following table reflects the impact of the consolidated sponsored investment products in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2014 and 2013:

For the Three Months Ended March 31, 2014
	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Statement of Operations
($ in thousands)
Total operating revenues	$107,855	$—	$16	$107,871
Total operating expenses	74,914	315	16	75,245

Operating income (loss)	32,941	(315)	—	32,626

Total other non-operating income (expense)	2,997	910	(756)	3,151
Income (loss) before income tax expense	35,938	595	(756)	35,777
Income tax expense	14,010	—	—	14,010

Net income (loss)	21,928	595	(756)	21,767
Noncontrolling interests	10	—	161	171

Net income (loss) attributable to the Company	$21,938	$595	$(595)	$21,938

For the Three Months Ended March 31, 2013
	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Statement of Operations
($ in thousands)
Total operating revenues	$86,120	$—	$48	$86,168
Total operating expenses	64,884	136	48	65,068

Operating income (loss)	21,236	(136)	—	21,100

Total other non-operating income (expense)	1,156	851	(472)	1,535
Income (loss) before income tax expense	22,392	715	(472)	22,635
Income tax expense	8,450	—	—	8,450

Net income (loss)	13,942	715	(472)	14,185
Noncontrolling interests	18	—	(243)	(225)

Net income (loss) attributable to the Company	$13,960	$715	$(715)	$13,960

(a)	Adjustments include the elimination of intercompany transactions between the Company and its consolidated sponsored investment products, primarily the elimination of the investments and equity and recording of any noncontrolling interest.

Fair Value Measurements of Consolidated Sponsored Investment Products

The assets of the consolidated sponsored investment products measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 by fair value hierarchy level were as follows:

March 31, 2014
	Level 1	Level 2	Level 3	Total
($ in thousands)
Debt securities	$—	$52,925	$—	$52,925
Equity securities	9,161	—	—	9,161

Total Investments of Consolidated Sponsored Investment Products at Fair Value	$9,161	$52,925	$—	$62,086

December 31, 2013
	Level 1	Level 2	Level 3	Total
($ in thousands)
Debt securities	$—	$47,114	$—	$47,114
Equity securities	91,940	—	—	91,940

Total Investments of Consolidated Sponsored Investment Products at Fair Value	$91,940	$47,114	$—	$139,054

The following is a discussion of the valuation methodologies used for the assets of the Company’s consolidated sponsored investment products measured at fair value.

Investments of consolidated sponsored investment products represent the underlying debt and equity securities held in sponsored products which are consolidated by the Company. Equity securities are valued at the official closing price on the exchange on which the securities are traded and are categorized within Level 1. Level 2 investments include certain non-U.S. securities for which closing prices are not readily available or are deemed to not reflect readily available market prices and are valued using an independent pricing service as well as most debt securities, which are valued based on quotations received from independent pricing services or from dealers who make markets in such securities. Pricing services do not provide pricing for all securities and therefore indicative bids from dealers are utilized, which are based on pricing models used by market makers in the security and are also included within Level 2.

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2014 and 2013, respectively.

11. New Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for the Company on January 1, 2014. The Company has adopted this standard as of January 1, 2014. The adoption of this standard did not have a material impact on the Company’s financial results.

In June, 2013, the FASB issued ASU No. 2013-08, Investment Companies: Amendments to the Scope, Measurement and Disclosure Requirements. The new standard clarifies the characteristics of an investment company and provides comprehensive guidance for assessing whether an entity is an investment company. The amendments apply to an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013. Early application is prohibited. The Company has adopted this standard as of January 1, 2014. The adoption of this standard did not have a material impact on the Company’s financial results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “intend,” “believe,” “may,” “will,” “should,” “could,” “continue,” “project,” “opportunity,” “predict,” “would,” “potential,” “future,” “guarantee,” “assume,” “likely,” “target” or similar statements or variations of such terms.

Our forward-looking statements are based on a series of expectations, assumptions and projections about our Company and the markets in which we operate, and are not guarantees of future results or performance, and involve substantial risks and uncertainty, including assumptions and projections concerning our assets under management, net cash inflows and outflows, operating cash flows and future credit facilities, for all future periods. All of our forward-looking statements contained in this Quarterly Report are as of the date of this Quarterly Report only.

We can give no assurance that such expectations or forward-looking statements will prove to be correct. Actual results may differ materially. We do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Quarterly Report, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. If there are any future public statements or disclosures by us which modify or impact any of the forward-looking statements contained in or accompanying this Quarterly Report, such statements or disclosures will be deemed to modify or supersede such statements in this Quarterly Report.

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013, or the 2013 Annual Report on Form 10-K, under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in this Quarterly Report on Form 10-Q, as well as the following risks and uncertainties: (a) any reduction in our assets under management due to market conditions, investment performance, redemptions or terminations of investment contracts, or regulatory factors; (b) damage to our reputation; (c) our money market funds do not maintain stable net asset values; (d) our inability to attract and retain key personnel; (e) the competition we face in our business, including competition related to investment products and fees; (f) adverse regulatory and legal developments; (g) limitations on our deferred tax assets; (h) changes in key distribution or unaffiliated subadvisory relationships; (i) interruptions in service or failure to provide service by third-party service providers for technology services critical to our business; (j) impairment of our goodwill or intangible assets; (k) lack of availability of required and necessary capital on satisfactory terms; (l) liabilities and losses not covered by our insurance policies; and (m) certain other risks and uncertainties described in our 2013 Annual Report on Form 10-K or in any of our filings with the Securities and Exchange Commission (“SEC”). Any occurrence of, or any material adverse change in, one or more risk factors or risks and uncertainties referred to in this Quarterly Report or included in our 2013 Annual Report on Form 10-K or our other periodic reports filed with the SEC could materially and adversely affect our operations, financial results, cash flows, prospects and liquidity.

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

We offer investment strategies for individual and institutional investors in different product structures and through multiple distribution channels. Our investment strategies are available in a diverse range of styles and disciplines, managed by a collection of boutique investment managers, both affiliated and unaffiliated. We have offerings in various asset classes (equity, fixed income and alternative), in all market capitalizations (large, mid and small), in different styles (growth, blend and value) and with various investment approaches (fundamental, quantitative and thematic). Our retail products include open-end mutual funds, closed-end funds, variable insurance funds and separately managed accounts. We also offer certain of our investment strategies to institutional clients.

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

Our separately managed accounts are distributed through financial intermediaries and directly by teams at our affiliated managers. Our institutional distribution strategy is an affiliate-centric and coordinated model. Through relationships with consultants, our affiliates target key market segments, including foundations and endowments, corporate, and public and private pension plans.

Financial Highlights

•	Total revenues were $107.9 million in the first quarter of 2014, an increase of $21.7 million, or 25.2% from $86.2 million in the first quarter of 2013. Total revenues increased in the first quarter of 2014 compared to the same period in the prior year as a result of higher average assets under management and an increase in average fees earned.

•	Long-term open-end mutual fund sales in the first quarter of 2014 remained relatively balanced among asset strategies, with 31.9% of sales in domestic equity funds, 27.5% in fixed income strategies, 24.5% of sales in international equity funds, and 16.1% in alternative strategies.

•	Operating income was $32.6 million in the first quarter of 2014, an increase of $11.5 million, or 54.6%, from $21.1 million in the first quarter of 2013.

•	Net income attributable to common stockholders increased 57.1% to $21.9 million, from $14.0 million, in first quarter of 2013.

Assets Under Management

At March 31, 2014, we managed $58.0 billion in total assets, representing an increase of $6.8 billion, or 13.3%, from the $51.2 billion managed at March 31, 2013 and an increase of $0.3 billion, or 0.5%, from December 31, 2013. Long-term assets under management, which exclude cash management products, were $56.5 billion at March 31, 2014, an increase of $7.1 billion, or 14.4%, from $49.4 billion in March 31, 2013 and an increase of $0.4 billion, or 0.7%, from December 31, 2013. Average assets under management, which generally correspond to our fee-earning asset levels, were $57.2 billion for the three months ended March 31, 2014, an increase of $8.9 billion, or 18.4%, from $48.3 billion for the three months ended March 31, 2013.

Operating Results

In the first quarter of 2014, total revenues increased 25.2% to $107.9 million from $86.2 million in the first quarter of 2013. This increase was primarily the result of an increase in average assets under management and an increase in the average management fee rate. Operating income increased by 54.6% from $21.1 million in the first quarter of 2013 to $32.6 million in the first quarter of 2014, primarily due to increased revenues driven by higher levels of average assets under management and an increase in the average management fee rate.

Assets Under Management by Product

The following table summarizes our assets under management by product:

	As of March 31,		Change
	2014	2013	2014 vs. 2013%
($ in millions)
Retail Assets
Mutual fund assets
Long-term open-end mutual funds	$37,347.0	$30,552.5	$6,794.5	22.2%
Closed-end funds	6,690.7	6,621.0	69.7	1.1%
Money market open-end funds	1,378.0	1,742.2	(364.2)	(20.9)%

Total mutual fund assets	45,415.7	38,915.7	6,500.0	16.7%

Variable insurance funds	1,286.6	1,317.8	(31.2)	(2.4)%
Separately managed accounts (1)	6,778.4	6,435.5	342.9	5.3%

Total retail assets	53,480.7	46,669.0	6,811.7	14.6%

Total institutional assets (1)	4,530.5	4,538.7	(8.2)	(0.2)%

Total Assets Under Management	$58,011.2	$51,207.7	$6,803.5	13.3%

Average Assets Under Management for the Three Months Ended	$57,173.5	$48,287.6	$8,885.9	18.4%

(1)	Includes assets under management related to options strategies

Asset Flows by Product

The following table summarizes our asset flows by product:

	Three Months Ended March 31,
($ in millions)	2014	2013
Mutual Funds—Long-term Open-end
Beginning balance	$36,367.7	$25,827.1
Inflows	3,641.3	5,710.6
Outflows	(3,388.9)	(2,155.0)

Net flows	252.4	3,555.6
Market appreciation	651.1	1,098.4
Other (1)	75.8	71.4

Ending balance	$37,347.0	$30,552.5

Mutual Funds—Closed-end
Beginning balance	$6,499.6	$6,231.6
Inflows	—	—
Outflows	—	—

Net flows	—	—
Market appreciation	298.9	450.2
Other (1)	(107.8)	(60.8)

Ending balance	$6,690.7	$6,621.0

Mutual Funds—Money Market Open-end
Beginning balance	$1,556.6	$1,994.1
Other (1)	(178.6)	(251.9)

Ending balance	$1,378.0	$1,742.2

Variable Insurance Funds
Beginning balance	$1,311.8	$1,295.7
Inflows	11.6	9.8
Outflows	(55.5)	(61.0)

Net flows	(43.9)	(51.2)
Market appreciation	18.7	73.3
Other (1)	—	—

Ending balance	$1,286.6	$1,317.8

Separately Managed Accounts (2)
Beginning balance	$7,433.1	$5,829.0
Inflows	471.9	367.0
Outflows	(1,028.0)	(234.0)

Net flows	(556.1)	133.0
Market (depreciation) appreciation	(100.1)	473.9
Other (1)	1.5	(0.4)

Ending balance	$6,778.4	$6,435.5

Institutional Accounts (2)
Beginning balance	$4,570.8	$4,359.5
Inflows	124.4	154.6
Outflows	(236.5)	(66.0)

Net flows	(112.1)	88.6
Market appreciation	86.9	109.7
Other (1)	(15.1)	(19.1)

Ending balance	$4,530.5	$4,538.7

Total
Beginning balance	$57,739.6	$45,537.0
Inflows	4,249.2	6,242.0
Outflows	(4,708.9)	(2,516.0)

Net flows	(459.7)	3,726.0
Market appreciation	955.5	2,205.5
Other (1)	(224.2)	(260.8)

Ending balance	$58,011.2	$51,207.7

(1)	Comprised of open-end and closed-end mutual fund distributions, net flows of cash management strategies, net flows and market appreciation (depreciation) on structured products, and net flows from non-sales related activities such as asset acquisitions/(dispositions) and marketable securities investments/(liquidations) and the impact of assets from the use of leverage.
(2)	Includes assets under management related to options strategies.

The following table summarizes our assets under management by asset class:

	As of March 31,		Change		% of Total
	2014	2013	2014 vs. 2013%		2014	2013
($ in millions)
Asset Class
Equity	$33,804.4	$28,712.6	$5,091.8	17.7%	58.3%	56.1%
Fixed income	16,319.6	16,100.8	218.8	1.4%	28.1%	31.4%
Alternatives (1)	5,678.3	3,229.8	2,448.5	75.8%	9.8%	6.3%
Other (2)	2,208.9	3,164.5	(955.6)	(30.2%)	3.8%	6.2%

Total	$58,011.2	$51,207.7	$6,803.5	13.3%	100.0%	100.0%

(1)	Includes assets under management primarily related to long-short strategies and real estate securities.
(2)	Includes assets under management primarily related to cash management and options strategies. Options strategies were $740.7 million and $1,379.4 million at March 31, 2014 and March 31, 2013, respectively.

Average Assets Under Management and Average Basis Points

The following table summarizes the average assets under management and the average management fee basis points:

	Three Months Ended March 31,
	Average Fees Earned (expressed in basis points)		Average Assets Under Management ($ in millions)
	2014	2013	2014	2013
Products
Mutual Funds—Long-term Open-End (1)(2)	52	51	$36,354.5	$28,389.9
Mutual Funds—Closed-End	64	59	6,523.4	6,402.7
Mutual Funds—Money Market Open-End (1)	—	3	1,436.8	1,838.4
Variable Insurance Funds (1)	53	56	1,282.2	1,315.8
Separately Managed Accounts (3)	52	50	6,982.8	5,895.7
Institutional Accounts (3)	36	32	4,593.8	4,445.1

All Products	51	49	$57,173.5	$48,287.6

(1)	Average fees earned are net of non-affiliated subadvisory fees.
(2)	Excludes the impact of consolidated sponsored investment products.
(3)	Includes assets under management related to options strategies.

Long-term and money market open-end mutual fund and variable insurance fund fees are calculated based on average daily net assets. Closed-end fund fees are calculated based on either average weekly or daily net assets. Average fees earned will vary based on several factors, including the asset mix and reimbursements to funds. Separately managed account fees are generally calculated based on the end of the preceding or current quarter’s asset values or on an average of month-end balances. Institutional account fees are generally calculated based on an average of month-end balances or current quarter’s asset values. Structured finance product fees, which are included in institutional accounts, are calculated based on a combination of the underlying cash flows and the principal value of the product.

The average fee rate earned for the first quarter of 2014 increased as compared to the same period in the prior year as equity and alternative products, which generally have higher fees, represented a higher percentage of our assets under management due to strong sales, positive flows and market appreciation. The average fee rate earned on closed-end funds increased for the first quarter of 2014 as compared to the same period in 2013 due to decreased fee waivers. The average fee rate earned on money market open-end funds decreased due to the increase in fee waivers during the first quarter of 2014 as compared to the first quarter of 2013. The average fee rate earned on institutional accounts increased in the first quarter of 2014 as compared to the first quarter of 2013 due to higher fee rates on new institutional mandates and additional subordinated fees on one of our structured products.

Results of Operations

Summary Financial Data

	Three Months Ended March 31,		Change
	2014	2013	2014 vs. 2013%
($ in thousands)
Results of Operations
Investment management fees	$71,792	$57,777	$14,015	24.3%
Other revenue	36,079	28,391	7,688	27.1%

Total revenues	107,871	86,168	21,703	25.2%

Operating expenses	74,288	63,958	10,330	16.2%
Amortization expense	957	1,110	(153)	(13.8)%

Total operating expenses	75,245	65,068	10,177	15.6%

Operating income	32,626	21,100	11,526	54.6%
Other income, net	2,033	1,179	854	72.4%
Interest income, net	1,118	356	762	214.0%

Income before income taxes	35,777	22,635	13,142	58.1%
Income tax expense	14,010	8,450	5,560	65.8%

Net income	21,767	14,185	7,582	53.5%
Noncontrolling interests	171	(225)	396	(176.0)%

Net income attributable to common stockholders	$21,938	$13,960	$7,978	57.1%

Revenues

Revenues by source are as follows:

	Three Months Ended March 31,		Change
	2014	2013	2014 vs. 2013%
($ in thousands)
Investment management fees
Mutual funds	$57,020	$45,228	$11,792	26.1%
Separately managed accounts	8,995	7,244	1,751	24.2%
Institutional accounts	4,102	3,506	596	17.0%
Variable insurance funds	1,675	1,799	(124)	(6.9)%

Total investment management fees	71,792	57,777	14,015	24.3%
Distribution and service fees	22,438	17,361	5,077	29.2%
Administration and transfer agent fees	13,073	10,695	2,378	22.2%
Other income and fees	568	335	233	69.6%

Total revenues	$107,871	$86,168	$21,703	25.2%

Investment Management Fees

Investment management fees are earned based on a percentage of assets under management, and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payments. Investment management fees increased by $14.0 million, or 24.3%, for the three months ended March 31, 2014 compared to the same period in the prior year due to an 18.4% increase in average assets under management and an increase of approximately two basis points in average fee rate earned. The increase in average assets under management for the three months ended March 31, 2014 was due primarily to the cumulative four quarter impact of $3.9 billion in net flows and $3.6 billion of market appreciation on total assets under management. Revenues increased at a higher rate than assets under management due to the increase in the average fee rate earned and the mix of assets. Equity and alternative assets, which generally earn a higher average fee rate, represented 68.1% of total assets under management at March 31, 2014 compared to 62.4% at March 31, 2013. Other assets, which represent assets under management related to cash management and options strategies were 3.8% of total assets under management at March 31, 2014 compared to 6.2% at March 31, 2013.

Distribution and Service Fees

Distribution and service fees, which are asset-based fees earned from open-end mutual funds and variable insurance funds for distribution services, increased by $5.1 million, or 29.2%, for the three months ended March 31, 2014 compared to the same period in the prior year due to higher average long-term open-end assets under management. The increase in fees also resulted in a corresponding increase in distribution and administrative expenses, primarily driven by increased payments to our third-party distribution partners for providing services to investors in our sponsored funds, including marketing support services.

Administration and Transfer Agent Fees

Administration and transfer agent fees represent fees earned for fund administration and shareholder services from our open-end mutual funds, variable insurance funds and certain of our closed-end funds. Fund administration and transfer agent fees increased $2.4 million, or 22.2%, for the three months ended March 31, 2014 compared to the same period in the prior year due to higher average long-term open-end assets under management.

Other Income and Fees

Other income and fees primarily represent contingent sales charges earned from investor redemptions levied on certain shares sold without a front-end sales charge and fees earned for the distribution of unaffiliated products. Other income and fees increased $0.2 million primarily due to an increase in contingent sales charges earned.

Operating Expenses

Operating expenses by category were as follows:

	Three Months Ended March 31,		Change
	2014	2013	2014 vs. 2013%
($ in thousands)
Operating expenses
Employment expenses	$35,029	$32,411	$2,618	8.1%
Distribution and administrative expenses	27,737	21,628	6,109	28.2%
Other operating expenses	10,865	9,141	1,724	18.9%
Restructuring and severance	—	203	(203)	(100.0)%
Depreciation expense	657	575	82	14.3%
Amortization expense	957	1,110	(153)	(13.8)%

Total operating expenses	$75,245	$65,068	$10,177	15.6%

Employment Expenses

Employment expenses primarily consist of fixed and variable compensation and related employee benefit costs. Employment expenses for the three months ended March 31, 2014 were $35.0 million, which represents an increase of $2.6 million, or 8.1%, compared to the same period in the prior year. The increase is primarily due to personnel additions related to the growth of the business, increases in profit-based variable incentive compensation, payroll taxes and other benefits resulting from higher profits.

Distribution and Administrative Expenses

Distribution and administrative expenses primarily consist of payments to third-party distribution partners for providing services to investors in our sponsored funds. These payments are generally based on percentages of either assets under management or sales. These expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized on a straight line basis over the periods in which commissions are generally recovered from distribution fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares. Distribution and administrative expenses increased by $6.1 million, or 28.2%, in the three months ended March 31, 2014, compared to the same period in the prior year primarily due to higher average long-term open-end assets under management.

Other Operating Expenses

Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and distribution related costs, rent and occupancy expenses and other miscellaneous costs. Other operating expenses for the three months ended March 31, 2014 increased $1.7 million, or 18.9%, to $10.9 million as compared to $9.1 million for the same period in the prior year primarily due to increases in investment research costs, distribution expenses, and professional fees.

Depreciation Expense

Depreciation expense primarily consists of the straight-line depreciation of furniture, equipment, and leasehold improvements over their estimated useful lives. Depreciation expense was $0.7 million during the three months ended March 31, 2014, consistent with depreciation expense during the same period in the prior year.

Amortization Expense

Amortization expense primarily consists of the straight-line amortization of acquired investment advisory contracts recorded as definite-lived intangible assets over their estimated useful lives. Amortization expense was $1.0 million during the three months ended March 31, 2014, consistent with amortization expense during the same period in the prior year.

Other Income, net

Other income, net primarily consists of realized and unrealized gains and losses recorded on trading securities and investments of consolidated sponsored investment products. Other income, net increased $0.9 million in the three months ended March 31, 2014 compared to the same period in the prior year due to an increase in realized and unrealized gains or losses related to our investments.

Interest Income, net

Interest income, net consists of interest and dividend income earned on cash equivalents, investments and the investments of our consolidated sponsored investment products. Interest income, net increased $0.8 million for the three months ended March 31, 2014 compared to the prior year. The increase in interest income, net is primarily due to higher interest and dividend income earned on our investments and the investments of our consolidated sponsored investment products.

Income Tax Expense

The provision for income taxes reflects U.S. federal, state and local taxes at an estimated effective tax rate of 39.2% and 37.3%, for the three months ended March 31, 2014 and 2013, respectively. The primary difference in the effective tax rate for the three month period in 2014 compared to 2013 was attributable to an increase in state rates due to legislation changes enacted.

Liquidity and Capital Resources

Certain Financial Data

The following table summarizes certain key financial data relating to our liquidity and capital resources:

	March 31, 2014	December 31, 2013	Change
			2014 vs. 2013%
($ in thousands)
Balance Sheet Data
Cash and cash equivalents	$234,795	$271,014	$(36,219)	(13.4)%
Investments	102,490	37,258	65,232	175.1%
Deferred taxes, net	56,520	64,500	(7,980)	(12.4)%
Debt	—	—	—	—
Total equity	510,096	492,868	17,228	3.5%
Net assets of consolidated sponsored investment products (1)	59,420	98,433	(39,013)	(39.6)%

(1)	Net assets of consolidated sponsored investment products are comprised of $65.8 and $149.2 million of total assets, $2.5 and $8.6 million of total liabilities and $3.9 and $42.2 million of redeemable noncontrolling interest at March 31, 2014 and December 31, 2013, respectively.

	Three Months Ended March, 31		Change
	2014	2013	2014 vs. 2013%
(in thousands)
Cash Flow Data:
Used In:
Operating Activities	$33,231	$5,362	$27,869	519.8%
Investing Activities	858	1,544	(686)	(44.4)%
Financing Activities	118	10,609	(10,491)	(98.9)%

Short-Term Capital Requirements

Our short-term capital requirements, which we consider to be those capital requirements due within one year, include payment of annual incentive compensation and other operating expenses, primarily consisting of investment research and technology costs, professional fees, distribution activities and occupancy expenses. Incentive compensation, which is generally the Company’s largest annual operating cash payment, is paid in the first quarter of the year. In the first quarter of 2014 and 2013, we paid approximately $45.0 million and $33.0 million, respectively, in incentive compensation earned during the years ended December 31, 2013 and 2012, respectively. Short-term capital requirements may also be affected by employee tax withholding payments related to net share settlement upon vesting of restricted stock units (“RSUs”). For the three months ended March 31, 2014 and 2013, a total of 42,021 and 27,747 RSUs, respectively, were withheld through net share settlement by the Company to settle employee tax withholding obligations. The Company paid $7.4 million and $5.2 million in employee tax withholding obligations related to RSUs that vested in the three months ended March 31, 2014 and 2013, respectively. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that otherwise would have been issued as a result of the vesting. The amount we pay in future periods will vary based on our stock price, the number of RSUs vesting during the period and whether we and our employees elect to satisfy withholding taxes through net share settlement.

Uses and Sources of Capital

We expect that our main uses of cash will be to (i) invest in our organic growth, including our distribution efforts and closed-end fund launches; (ii) seed new investment strategies and mutual funds to introduce new products or to enhance distribution access; (iii) return of capital to shareholders through acquisition of shares of our common stock or other means; (iv) fund ongoing and potential investments in our infrastructure to achieve greater economies of scale and a more efficient overall cost structure; and (v) invest in inorganic growth opportunities as they arise.

Capital and Reserve Requirements

VP Distributors, LLC (“VPD”), a wholly-owned subsidiary of the Company, is a broker-dealer registered with the SEC and is therefore subject to certain rules regarding minimum net capital, as defined by those rules. VPD is required to maintain a ratio of

“aggregate indebtedness” to “net capital,” as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us including additional reporting requirements, a lower required ratio of aggregate indebtedness to net capital or interruption of our business. At March 31, 2014 and December 31, 2013, the ratio of aggregate indebtedness to net capital of our broker-dealer was below the maximum allowed and its net capital was significantly greater than the required minimum.

Balance Sheet

Cash and cash equivalents consist of cash in banks and money market fund investments. Cash and cash equivalents typically increase in the second, third and fourth quarters of the year as we record, but do not pay, variable incentive compensation. Annual incentive compensation is paid in the first quarter of the year. Investments consist primarily of investments in our affiliated mutual funds. Consolidated sponsored investment products represent investment products we sponsor and manage where we own a majority of the voting interest in the entity. As of March 31, 2014, we consolidated a total of eight sponsored investment products. At both March 31, 2014 and December 31, 2013 we had no debt outstanding. On April 23, 2014, we invested $129.9 million of cash and cash equivalents to seed three new mutual funds. These investments will be included as part of the net assets of our consolidated sponsored investments products until we no longer have a majority of the voting interest in these funds.

Operating Cash Flow

Net cash used in operating activities of $33.2 million for the three months ended March 31, 2014 increased by $27.9 million from net cash used in operating activities of $5.4 million in the same period in the prior year due primarily to purchases of trading securities and purchases of investments by consolidated sponsored investment products, decreases in accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities resulting primarily from higher annual incentive compensation payments, decreased other liabilities of consolidated sponsored investment products, offset by increases in our net income resulting from increased revenues on higher average assets under management as well as increased other assets of consolidated sponsored investment products.

Investing Cash Flow

Net cash used in investing activities consists primarily of capital expenditures related to our business operations. Net cash used in investing activities of $0.9 million for the three months ended March 31, 2014 declined by $0.7 million from net cash used in investing activities of $1.5 million in the same period in the prior year due to decreased capital expenditures of $0.3 million as well as a decline in the change in cash and cash equivalents as a result of the deconsolidation of certain consolidated sponsored investment products of $0.4 million during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Financing Cash Flow

Cash flows used in financing activities consist primarily of repurchases of our common stock and payments to settle tax withholding obligations for the net share settlement of the vesting of RSUs offset by proceeds from stock option exercises and contributions to noncontrolling interests related to our consolidated sponsored investment products. For the three months ended March 31, 2014, net cash used in financing activities of $0.1 million consists of payments to settle tax withholding obligations for the net share settlement of the vesting of RSUs of $7.4 million, offset by $6.9 million in contributions to noncontrolling interests and $0.1 million in proceeds from stock option exercises.

Debt

Our Credit Facility, as amended and restated, has a five-year term and provides borrowing capacity of up to $75.0 million with a $7.5 million sub-limit for the issuance of standby letters of credit. In addition, the Credit Facility provides for a $50.0 million increase provision conditioned on approval by the lending group. The Credit Facility is secured by substantially all of our assets. At March 31, 2014 and December 31, 2013, no amount was outstanding under the Credit Facility. As of March 31, 2014, we had the capacity to draw on the entire $75.0 million available under the Credit Facility. The Credit Facility contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. We were in compliance with all debt covenants as of March 31, 2014.

Contractual Obligations

Our contractual obligations are summarized in our 2013 Annual Report on Form 10-K. As of March 31, 2014, there have been no material changes outside of the ordinary course in our contractual obligations since December 31, 2013.

Critical Accounting Policies and Estimates

Our financial statements and the accompanying notes are prepared in accordance with Generally Accepted Accounting Principles, which requires the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our 2013 Annual Report on Form 10-K. There were no changes in our critical accounting policies in the three months ended March 31, 2014.

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for the Company on January 1, 2014. We adopted this standard as of January 1, 2014. The adoption of this standard did not have a material impact on our financial results.

In June, 2013, the FASB issued ASU No. 2013-08, Investment Companies: Amendments to the Scope, Measurement and Disclosure Requirements. The new standard clarifies the characteristics of an investment company and provides comprehensive guidance for assessing whether an entity is an investment company. The amendments apply to an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013. Early application is prohibited. We adopted this standard as of January 1, 2014. The adoption of this standard did not have a material impact on our financial results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Substantially all of our revenues are derived from investment management, distribution and service, and administration and transfer agent fees, which are based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenues and income to decline due to a decrease in the value of the assets under management. In addition, a decline in security prices could cause our clients to withdraw their investments in favor of other investments offering higher returns or lower risk, which would cause our revenues and income to decline.

We are also subject to market risk due to a decline in the market value of our investments, consisting primarily of marketable securities. At March 31, 2014, the fair value of marketable securities was $156.0 million. Assuming a 10.0% increase or decrease in the fair value of marketable securities at March 31, 2014, our net income would change by $15.3 million and our total comprehensive income would change by $15.6 million for the three months ended March 31, 2014.

Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. At March 31, 2014, we were exposed to interest rate risk as a result of holding investments in fixed-income sponsored funds of $78.6. Assuming a 1.0% increase or decrease in interest rates, the fair value of our fixed income investments would change by $2.8 million for the three months ended March 31, 2014.

At March 31, 2014, we had no amounts outstanding under our Credit Facility. Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at our option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate (as defined in the Credit Facility agreement), plus, in each case, an applicable margin, that ranges from 0.75% to 2.50%.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors previously reported in our 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the fourth quarter of 2010, we implemented a share repurchase program which was renewed in the second quarter of 2013 permitting the repurchase of 350,000 shares of our common stock prior to May 21, 2016. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases and/or privately negotiated transactions, depending on price and prevailing market and business conditions. The program is intended to generally offset dilution caused by shares issued under equity-based plans. The program may be suspended or terminated at any time. No shares were repurchased through the share repurchase program during the three months ended March 31, 2014. As of March 31, 2014, 350,000 shares remained authorized for future repurchases under the program.

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

For the three months ended March 31, 2014, a total of 42,021 RSUs were withheld through net share settlement by us to settle employee tax withholding obligations. We paid $7.4 million in employee tax withholding obligations related to RSUs that vested during the three months ended March 31, 2014.

Item 6. Exhibits

Exhibit Number	Description

10.1*	Offer Letter to Barry M. Mandinach dated April 4, 2014.

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following information formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2014 and 2013, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2014 and 2013 and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2014

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)