Form 10-Q
period 2014-06-30
VIRTUS INVESTMENT PARTNERS, INC.
filed 2014-07-29
CIK 883237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the registrant’s common stock was 9,120,254 as of July 23, 2014.

VIRTUS INVESTMENT PARTNERS, INC.

“We,” “us,” “our,” the “Company” and “Virtus” as used in this Quarterly Report on Form 10-Q, refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Virtus Investment Partners, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2014	December 31, 2013
($ in thousands, except share data)
Assets:
Cash and cash equivalents	$170,367	$271,014
Cash of consolidated sponsored investment products	361	531
Cash pledged or on deposit of consolidated sponsored investment products	11,958	—
Investments	65,099	37,258
Investments of consolidated sponsored investment products	207,279	139,054
Accounts receivable, net	54,194	50,166
Furniture, equipment, and leasehold improvements, net	7,646	7,219
Intangible assets, net	42,582	44,633
Goodwill	5,260	5,260
Deferred taxes, net	57,064	64,500
Other assets	15,584	15,724
Other assets of consolidated sponsored investment products	3,285	9,595

Total assets	$640,679	$644,954

Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$29,784	$53,140
Accounts payable and accrued liabilities	33,131	29,912
Dividends payable	4,179	—
Other liabilities	32,750	18,413
Other liabilities of consolidated sponsored investment products	16,011	8,435

Total liabilities	115,855	109,900

Commitments and Contingencies (Note 10)
Redeemable noncontrolling interests	10,397	42,186
Equity:
Equity attributable to stockholders:
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 9,535,913 shares issued and 9,119,000 shares outstanding at June 30, 2014 and 9,455,521 shares issued and 9,105,521 shares outstanding at December 31, 2013	95	95
Additional paid-in capital	1,128,064	1,135,644
Accumulated deficit	(563,740)	(605,221)
Accumulated other comprehensive income (loss)	48	(150)
Treasury stock, at cost, 416,913 shares at June 30, 2014 and 350,000 shares at December 31, 2013	(49,938)	(37,438)

Total equity attributable to stockholders	514,529	492,930

Noncontrolling interests	(102)	(62)

Total equity	514,427	492,868

Total liabilities and equity	$640,679	$644,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
($ in thousands, except per share data)
Revenues
Investment management fees	$74,537	$64,475	$146,329	$122,252
Distribution and service fees	23,940	19,324	46,378	36,685
Administration and transfer agent fees	13,942	12,061	27,015	22,756
Other income and fees	330	280	898	615

Total revenues	112,749	96,140	220,620	182,308

Operating Expenses
Employment expenses	35,481	32,878	70,510	65,289
Distribution and administration expenses	39,222	24,252	66,959	45,880
Other operating expenses	13,130	10,283	23,664	19,240
Other operating expenses of consolidated sponsored investment products	797	132	1,128	316
Restructuring and severance	—	—	—	203
Depreciation and other amortization	670	597	1,327	1,172
Amortization expense	947	1,116	1,904	2,226

Total operating expenses	90,247	69,258	165,492	134,326

Operating Income	22,502	26,882	55,128	47,982

Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	905	(223)	2,751	602
Realized and unrealized gain (loss) on investments of consolidated sponsored investment products, net	6,444	(3,156)	6,480	(2,784)
Other income (expense), net	189	(11)	340	(29)

Total other income (expense), net	7,538	(3,390)	9,571	(2,211)

Interest Income (Expense)
Interest expense	(125)	(206)	(263)	(427)
Interest and dividend income	344	203	727	300
Interest and dividend income of investments of consolidated sponsored investment products	1,639	612	2,512	1,092

Total interest income, net	1,858	609	2,976	965

Income Before Income Taxes	31,898	24,101	67,675	46,736
Income tax expense	12,106	9,318	26,116	17,768

Net Income	19,792	14,783	41,559	28,968
Noncontrolling interests	(249)	602	(78)	377

Net Income Attributable to Common Stockholders	$19,543	$15,385	$41,481	$29,345

Earnings per share—Basic	$2.14	$1.97	$4.55	$3.75

Earnings per share—Diluted	$2.10	$1.91	$4.44	$3.64

Cash dividends declared per share	$0.45	$—	$0.45	$—

Weighted Average Shares Outstanding—Basic (in thousands)	9,133	7,821	9,125	7,821

Weighted Average Shares Outstanding—Diluted (in thousands)	9,325	8,058	9,343	8,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
($ in thousands)
Net Income	$19,792	$14,783	$41,559	$28,968
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $8 and $11 for the three months ended June 30, 2014 and 2013, respectively and $(7) and $11 for the six months ended June 30, 2014 and 2013, respectively	(11)	(18)	13	(18)
Unrealized gain (loss) on available-for-sale securities, net of tax of $(75) and $57 for the three months ended June 30, 2014 and 2013, respectively and $(115) and $178 for the six months ended June 30, 2014 and 2013, respectively	122	(94)	185	139

Other comprehensive income (loss)	111	(112)	198	121

Comprehensive income	19,903	14,671	41,757	29,089

Comprehensive (income) loss attributable to noncontrolling interests	(249)	602	(78)	377

Comprehensive income attributable to common stockholders	$19,654	$15,273	$41,679	29,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2014	2013
($ in thousands)
Cash Flows from Operating Activities:
Net income	$41,559	$28,968
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense, intangible asset and other amortization	3,340	3,503
Stock-based compensation	4,510	4,044
Excess tax benefits from stock-based compensation	(583)	—
Amortization of deferred commissions	9,578	6,165
Payments of deferred commissions	(8,490)	(9,088)
Equity in (earnings) losses of equity method investments	(61)	18
Realized and unrealized gains on trading securities	(2,751)	(602)
Realized and unrealized (gains) losses on investments of consolidated sponsored investment products	(6,666)	2,784
Sale of trading securities, net	20,576	736
Purchase of investments by consolidated sponsored investment products, net	(150,473)	(13,798)
Sale of securities sold short by consolidated sponsored investment products, net	10,501	—
Deferred income taxes	7,314	16,869
Changes in operating assets and liabilities:
Cash pledged or on deposit of consolidated sponsored investment products	(11,958)	—
Accounts receivable, net and other assets	(5,022)	(8,301)
Other assets of consolidated sponsored investment products	4,455	(1,294)
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	(5,306)	(8,547)
Other liabilities of consolidated sponsored investment products	(1,606)	719

Net cash (used in) provided by operating activities	(91,083)	22,176

Cash Flows from Investing Activities:
Capital expenditures	(1,459)	(1,271)
Acquisition of equity method investee	—	(3,364)
Change in cash and cash equivalents of consolidated sponsored investment products due to deconsolidation	(366)	(734)
Purchase of available-for-sale securities	(204)	(96)

Net cash used in investing activities	(2,029)	(5,465)

Cash Flows from Financing Activities:
Contingent consideration paid for acquired investment management contracts	—	(285)
Repurchase of common shares	(12,500)	(14,966)
Proceeds from exercise of stock options	391	361
Taxes paid related to settlement of employee share transactions	(9,271)	(7,172)
Excess tax benefits from stock-based compensation	583	—
Contributions of noncontrolling interests, net	13,092	12,790

Net cash used in financing activities	(7,705)	(9,272)

Net (decrease) increase in cash and cash equivalents	(100,817)	7,439
Cash and cash equivalents, beginning of period	271,545	63,446

Cash and Cash Equivalents, end of period	$170,728	$70,885

Non-Cash Financing Activities:
Satisfaction of accrued compensation through the issuance of RSU’s	$849	$209
Decrease to noncontrolling interest due to deconsolidation of sponsored investment products, net	$(45,003)	$(6,187)
Dividend payable	$4,179	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

					Accumulated			Total			Redeemable
			Additional		Other			Attributed	Non-		Non-
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		To	controlling	Total	controlling
	Shares	Par Value	Capital	Deficit	Income (Loss)	Shares	Amount	Stockholders	Interests	Equity	Interests
($ in thousands)
Balances at December 31, 2012	7,826,674	$81	$942,825	$(680,411)	$(287)	245,000	$(17,734)	$244,474	$(3)	$244,471	$3,163
Net income (loss)	—	—	—	29,345	—	—	—	29,345	(32)	29,313	(345)
Net unrealized gain on securities available-for-sale	—	—	—	—	139	—	—	139	—	139	—
Foreign currency translation adjustment	—	—	—	—	(18)	—	—	(18)	—	(18)	—
Activity of noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	6,603
Repurchase of common shares	(80,000)	—	—	—	—	80,000	(14,966)	(14,966)	—	(14,966)	—
Issuance of common stock related to employee stock transactions	74,159	—	864	—	—	—	—	864	—	864	—
Taxes paid on stock-based compensation			(7,172)					(7,172)		(7,172)	—
Stock-based compensation	—	—	3,750	—	—	—	—	3,750	—	3,750	—

Balances at June 30, 2013	7,820,833	$81	$940,267	$(651,066)	$(166)	325,000	$(32,700)	$256,416	$(35)	$256,381	$9,421

Balances at December 31, 2013	9,105,521	$95	$1,135,644	$(605,221)	$(150)	350,000	$(37,438)	$492,930	$(62)	$492,868	$42,186
Net income (loss)	—	—	—	41,481	—	—	—	41,481	(40)	41,441	118
Net unrealized gain on securities available-for-sale	—	—	—	—	185	—	—	185	—	185	—
Foreign currency translation adjustment	—	—	—	—	13	—	—	13	—	13	—
Activity of noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	(31,907)
Cash dividends declared	—	—	(4,179)	—	—	—	—	(4,179)		(4,179)	—
Repurchase of common shares	(66,913)	—	—	—	—	66,913	(12,500)	(12,500)	—	(12,500)	—
Issuance of common stock related to employee stock transactions	80,392	—	954	—	—	—	—	954	—	954	—
Taxes paid on stock-based compensation	—	—	(9,271)	—	—	—	—	(9,271)	—	(9,271)	—
Stock-based compensation	—	—	4,333	—	—	—	—	4,333	—	4,333	—
Excess tax benefits from stock-based compensation	—	—	583	—	—	—	—	583	—	583	—

Balances at June 30, 2014	9,119,000	$95	$1,128,064	$(563,740)	$48	416,913	$(49,938)	$514,529	$(102)	$514,427	$10,397

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

2. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for fair statement of the Company’s financial condition and results of operations. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The condensed consolidated financial statements include the accounts of the Company, its subsidiaries and sponsored investment products in which it has a controlling financial interest. The Company is generally considered to have a controlling financial interest when it owns a majority of the voting interest in an entity or otherwise has the power to govern the financial and operating policies of the subsidiary. (See Note 11 for additional information related to the consolidation of sponsored investment products.) Intercompany accounts and transactions have been eliminated. The Company also evaluates any variable interest entities (“VIEs”) in which the Company has a variable interest for consolidation. A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support, or (b) where as a group, the holders of equity investment at risk do not possess: (i) the power to direct the activities that most significantly impact the entity’s performance; (ii) the obligation to absorb expected losses or the right to receive expected residual returns of the entity; or (iii) proportionate voting and economic interests and where substantially all of the entity’s activities either involve or are conducted on behalf the equity holders. If an entity has either of these characteristics, it is considered a VIE and required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that has both the power to direct the activities that most significantly impact the VIE’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

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

3. Intangible Assets, Net

Intangible assets, net are summarized as follows:

	June 30,	December 31,
	2014	2013
($ in thousands)
Definite-lived intangible assets:
Investment contracts	$157,672	$157,882
Accumulated amortization	(147,506)	(145,665)

Definite-lived intangible assets, net	10,166	12,217
Indefinite-lived intangible assets	32,416	32,416

Total intangible assets, net	$42,582	$44,633

Activity in intangible assets, net is as follows:

	Six Months Ended June 30,
	2014	2013
($ in thousands)
Intangible assets, net
Balance, beginning of period	$44,633	$48,711
Amortization	(2,051)	(2,105)

Balance, end of period	$42,582	$46,606

4. Investments

Investments consist primarily of investments in our sponsored mutual funds. The Company’s investments, excluding the assets of consolidated sponsored investment products discussed in Note 11, at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
($ in thousands)
Marketable securities	$56,403	$28,968
Equity method investments	4,150	4,070
Nonqualified retirement plan assets	4,546	4,220

Total investments	$65,099	$37,258

Marketable Securities

The Company’s marketable securities consist of both trading and available-for-sale securities. The composition of the Company’s marketable securities is summarized as follows:

June 30, 2014

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored funds	$40,403	$(453)	$4,031	$43,981
Equity securities	7,911	—	1,322	9,233
Available-for-sale:
Sponsored funds	3,019	(95)	265	3,189

Total marketable securities	$51,333	$(548)	$5,618	$56,403

December 31, 2013

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored funds	$16,079	$(704)	$2,529	$17,904
Equity securities	7,043	—	1,336	8,379
Available-for-sale:
Sponsored funds	2,815	(145)	15	2,685

Total marketable securities	$25,937	$(849)	$3,880	$28,968

For the three months ended June 30, 2014 and 2013, the Company recognized realized gains of $3.6 million and $0.2 million, respectively, and $4.5 million and $0.3 million for the six months ended June 30, 2014, respectively, on trading securities.

5. Fair Value Measurements

The Company’s assets and liabilities measured at fair value, excluding the assets and liabilities of consolidated sponsored investment products discussed in Note 11, on a recurring basis as of June 30, 2014 and December 31, 2013 by fair value hierarchy level were as follows:

June 30, 2014

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$167,586	$—	$—	$167,586
Marketable securities trading:
Sponsored funds	43,981	—	—	43,981
Equity securities	9,233	—	—	9,233
Marketable securities available for sale:
Sponsored funds	3,189	—	—	3,189
Other investments:
Nonqualified retirement plan assets	4,546	—	—	4,546

Total assets measured at fair value	$228,535	$—	$—	$228,535

December 31, 2013

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$270,262	$—	$—	$270,262
Marketable securities trading:
Sponsored funds	17,904	—	—	17,904
Equity securities	8,379	—	—	8,379
Marketable securities available for sale:
Sponsored funds	2,685	—	—	2,685
Other investments:
Nonqualified retirement plan assets	4,220	—	—	4,220

Total assets measured at fair value	$303,450	$—	$—	$303,450

The following is a discussion of the valuation methodologies used for the Company’s assets measured at fair value.

Sponsored funds represent investments in open-end mutual funds, variable insurance funds and closed-end funds for which the Company acts as the investment manager. The fair value of open-end mutual funds and variable insurance funds is determined based on their published net asset values and are categorized as Level 1. The fair value of closed-end funds is determined based on the official closing price of the exchange they are traded on and are categorized as Level 1.

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

Transfers into and out of levels are reflected when significant inputs, including market inputs or performance attributes, used for the fair value measurement become observable or unobservable or when the Company determines it has the ability, or no longer has the ability, to redeem, in the near term, certain investments that the Company values using a net asset value, or if the book value of certain equity method investments no longer represents fair value. There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2014 or 2013.

6. Treasury Stock and Dividends

During the six months ended June 30, 2014 and 2013, the Company repurchased 66,913 and 80,000 common shares, respectively, at a weighted average price of $186.77 and $187.03 per share, respectively, plus transaction costs for a total cost of approximately $12.5 million and $15.0 million, respectively. The Company has repurchased a total of 416,913 shares of common stock at a weighted average price of $119.74 per share plus transaction costs for a total cost of $49.9 million under its share repurchase program. At June 30, 2014, there were 283,087 shares of common stock available to repurchase under the Company’s current authorization through the share repurchase program.

On May 15, 2014, the Board of Directors approved a cash dividend on the Company’s common stock in the amount of $0.45 per share to stockholders of record as of July 31, 2014, to be paid on August 14, 2014. The total dividend to be paid is approximately $4.2 million and is included in liabilities in the condensed consolidated balance sheet at June 30, 2014.

7. Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, by component, for the six months ended June 30, 2014 and 2013 were as follows:

	Unrealized Gains and (Losses) on Securities Available-for- Sale	Foreign Currency Translation Adjustments
($ in thousands)
Balance December 31, 2013	$(231)	$81
Unrealized net gains on investments, net of tax of ($115)	185	—
Foreign currency translation adjustments, net of tax of $7	—	13
Amounts reclassified from accumulated other comprehensive income	—	—

Net current-period other comprehensive income	185	13

Balance June 30, 2014	$(46)	$94

($ in thousands)	Unrealized Gains and (Losses) on Securities Available-for- Sale	Foreign Currency Translation Adjustments
Balance December 31, 2012	$(287)	$—
Unrealized net gains on investments, net of tax of $178	139	—
Foreign currency translation, net of tax of $11	—	(18)
Amounts reclassified from accumulated other comprehensive income	—	—

Net current-period other comprehensive income	139	(18)

Balance June 30, 2013	$(148)	$(18)

8. Stock-based Compensation

The Company has an Omnibus Incentive and Equity Plan (the “Plan”) under which officers, employees and directors may be granted equity-based awards, including restricted stock units (“RSUs”), stock options and unrestricted shares of common stock. At June 30, 2014, 433,130 shares of common stock remain available for issuance of the 1,800,000 shares that were reserved for issuance under the Plan. Each RSU entitles the holder to one share of common stock when the restriction expires. RSUs generally have a term of one to three years and may be time-vested or performance-contingent. Stock options generally cliff vest after three years and have a contractual life of ten years. Stock options are granted with an exercise price equal to the fair market value of the shares at the date of grant. The fair value of each RSU is estimated using the intrinsic value method, which is based on the fair market value price on the date of grant unless it contains a performance metric that is considered a market condition. RSUs that contain a market condition are valued using a simulation valuation model. Shares that are issued upon exercise of stock options and vesting of RSUs are newly issued shares from the Plan and are not issued from treasury stock.

Restricted Stock Units

RSU activity for the six months ended June 30, 2014 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	233,763	$87.97
Granted	70,302	$183.98
Forfeited	(10,966)	$132.15
Settled	(115,084)	$60.74

Outstanding at June 30, 2014	178,015	$140.77

For the six months ended June 30, 2014 and 2013, a total of 49,819 and 36,427 RSUs, respectively, were withheld by the Company as a result of net share settlements to satisfy employee tax withholding obligations. During the six months ended June 30, 2014 and 2013, the Company paid $9.3 million and $7.2 million, respectively, in employee tax withholding obligations related to employee share transactions during each period. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have been otherwise issued as a result of the vesting or exercise.

Stock Options

Stock option activity for the six months ended June 30, 2014 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	190,160	$20.11
Granted	—	$—
Exercised	(14,270)	$28.33
Forfeited	—	$—

Outstanding at June 30, 2014	175,890	$19.44

The Company recognized total stock compensation expense of $2.9 million and $2.6 million, respectively, and $4.5 million and $4.0 million, respectively, for the three and six months ended June 30, 2014 and 2013. As of June 30, 2014 and 2013, unamortized stock-based compensation expense for unvested RSUs was $16.3 million and $13.3 million, with a weighted-average remaining amortization period of 1.6 years and 1.5 years, respectively. There was no unamortized stock-based compensation expense related to stock options as of June 30, 2014 as all outstanding options were fully vested and unamortized stock-based compensation expense related to stock options was $0.1 million with a weighted-average remaining amortization period of 0.6 years at June 30, 2013.

9. Earnings per Share

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

The computation of basic and diluted EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
($ in thousands, except per share amounts)
Net Income	$19,792	$14,783	$41,559	$28,968
Noncontrolling interests	(249)	602	(78)	377

Net Income Attributable to Common Stockholders	$19,543	$15,385	$41,481	29,345

Shares (in thousands):
Basic: Weighted-average number of shares outstanding	9,133	7,821	9,125	7,821
Plus: Incremental shares from assumed conversion of dilutive instruments	192	237	218	252

Diluted: Weighted-average number of shares outstanding	9,325	8,058	9,343	8,073

Earnings per share - basic	$2.14	$1.97	$4.55	$3.75
Earnings per share - diluted	$2.10	$1.91	$4.44	$3.64
Cash dividends declared per share	$0.45	$—	$0.45	$—

For the three months ended June 30, 2014, there were 9,275 instruments excluded from the above computation of weighted-average shares for diluted EPS because the effect would be anti-dilutive. For the three and six months ended June 30, 2013, respectively, there were no instruments excluded from the above computation of weighted-average shares for diluted EPS.

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

11. Consolidated Sponsored Investment Products

In the normal course of its business, the Company sponsors various types of investment products. The Company consolidates an investment product when it owns a majority of the voting interest in the entity or it is the primary beneficiary of an investment product that is a variable interest entity. The consolidation and deconsolidation of these investment products has no impact on net income attributable to stockholders. The Company’s risk with respect to these investments is limited to its investment in these products. The Company has no right to the benefits from, and does not bear the risks associated with, these investment products, beyond the Company’s investments in, and fees generated from these products. If the Company were to liquidate, these investments would not be available to the general creditors of the Company. The Company does not consider cash and investments held by consolidated sponsored investment products to be assets of the Company other than its direct investment in these products.

As of June 30, 2014 and December 31, 2013, the Company consolidated eleven and eight sponsored investment products, respectively. During the six months ended June 30, 2014, the Company consolidated four additional sponsored investment products and deconsolidated one sponsored investment product because it no longer had a majority voting interest.

The following table presents the balances of the consolidated sponsored investment products that were reflected in the Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013:

	As of
	June 30, 2014	December 31, 2013
($ in thousands)
Total cash	$12,319	$531
Total investments	207,279	139,054
All other assets	3,285	9,595
Total liabilities	(16,011)	(8,435)
Redeemable noncontrolling interests	(10,397)	(42,186)

The Company’s net interests in consolidated sponsored investment products	$196,475	$98,559

Consolidation

The following tables reflect the impact of the consolidated sponsored investment products in the Condensed Consolidated Balance Sheets as of June, 30, 2014 and December 31, 2013 and the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013, respectively:

As of June 30, 2014

	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Consolidated Balance Sheet
($ in thousands)
Total cash	$170,367	$12,319	$—	$182,686
Total investments	261,414	207,279	(196,315)	272,378
All other assets	182,490	3,285	(160)	185,615

Total assets	$614,271	$222,883	$(196,475)	$640,679

Total liabilities	$99,844	$16,171	$(160)	$115,855

Redeemable noncontrolling interests	—	—	10,397	10,397
Equity attributable to stockholders of the Company	514,529	206,712	(206,712)	514,529
Non-redeemable noncontrolling interests	(102)	—	—	(102)

Total liabilities and equity	$614,271	$222,883	$(196,475)	$640,679

As of December 31, 2013

	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Consolidated Balance Sheet
($ in thousands)
Total cash	$271,014	$531	$—	$271,545
Total investments	135,692	139,054	(98,434)	176,312
All other assets	187,627	9,595	(125)	197,097

Total assets	$594,333	$149,180	$(98,559)	$644,954

Total liabilities	$101,465	$8,560	$(125)	$109,900

Redeemable noncontrolling interests	—	—	42,186	42,186
Equity attributable to stockholders of the Company	492,930	140,620	(140,620)	492,930
Non-redeemable noncontrolling interests	(62)	—	—	(62)

Total liabilities and equity	$594,333	$149,180	$(98,559)	$644,954

(a)	Adjustments include the elimination of intercompany transactions between the Company and its consolidated sponsored investment products, primarily the elimination of the investments and equity and recording of any noncontrolling interest.

The following table reflects the impact of the consolidated sponsored investment products in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2014 and 2013:

For the Three Months Ended June 30, 2014

	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Statement of Operations
($ in thousands)
Total operating revenues	$112,871	$—	$(122)	$112,749
Total operating expenses	89,450	919	(122)	90,247

Operating income (loss)	23,421	(919)	—	22,502

Total other non-operating income	8,198	8,082	(6,884)	9,396
Income before income tax expense	31,619	7,163	(6,884)	31,898
Income tax expense	12,106	—	—	12,106

Net income	19,513	7,163	(6,884)	19,792
Noncontrolling interests	30	—	(279)	(249)

Net income attributable to the Company	$19,543	$7,163	$(7,163)	$19,543

For the Three Months Ended June 30, 2013

	Balance Before Consolidation of Investment Products	Consolidated Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Statement of Operations
($ in thousands)
Total operating revenues	$96,135	$—	$5	$96,140
Total operating expenses	69,125	128	5	69,258

Operating income (loss)	27,010	(128)	—	26,882

Total other non-operating (expense) income	(2,321)	(2,543)	2,083	(2,781)
Income (loss) before income tax expense	24,689	(2,671)	2,083	24,101
Income tax expense	9,318	—	—	9,318

Net income (loss)	15,371	(2,671)	2,083	14,783
Noncontrolling interests	14	—	588	602

Net income (loss) attributable to the Company	$15,385	$(2,671)	$2,671	$15,385

For the Six Months Ended June 30, 2014

	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Statement of Operations
($ in thousands)
Total operating revenues	$220,726	$—	$(106)	$220,620
Total operating expenses	164,364	1,234	(106)	165,492

Operating income (loss)	56,362	(1,234)	—	55,128

Total other non-operating income	11,195	8,992	(7,640)	12,547
Income before income tax expense	67,557	7,758	(7,640)	67,675
Income tax expense	26,116	—	—	26,116

Net income	41,441	7,758	(7,640)	41,559
Noncontrolling interests	40	—	(118)	(78)

Net income attributable to the Company	$41,481	$7,758	$(7,758)	$41,481

For the Six Months Ended June 30, 2013

	Balance Before Consolidation of Investment Products	Consolidated Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Statement of Operations
($ in thousands)
Total operating revenues	$182,256	$—	$52	$182,308
Total operating expenses	134,010	264	52	134,326

Operating income (loss)	48,246	(264)	—	47,982

Total other non-operating expense	(1,165)	(1,691)	1,610	(1,246)
Income (loss) before income tax expense	47,081	(1,955)	1,610	46,736
Income tax expense	17,768	—	—	17,768

Net income (loss)	29,313	(1,955)	1,610	28,968
Noncontrolling interests	32	—	345	377

Net income (loss) attributable to the Company	$29,345	$(1,955)	$1,955	$29,345

(a)	Adjustments include the elimination of intercompany transactions between the Company and its consolidated sponsored investment products, primarily the elimination of the investments and equity and recording of any noncontrolling interest.

Fair Value Measurements of Consolidated Sponsored Investment Products

The assets and liabilities of the consolidated sponsored investment products measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 by fair value hierarchy level were as follows:

June 30, 2014

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Debt securities	$—	$112,333	$450	$112,783
Equity securities	93,332	1,164	—	94,496
Derivatives	15	31	—	46

Total Assets Measured at Fair Value	$93,347	$113,528	$450	$207,325

Liabilities

Short sales	$9,024	$2,020	$—	$11,044

December 31, 2013

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Debt securities	$—	$47,114	$—	$47,114
Equity securities	91,940	—	—	91,940

Total Assets Measured at Fair Value	$91,940	$47,114	$—	$139,054

The following is a discussion of the valuation methodologies used for the assets and liabilities of the Company’s consolidated sponsored investment products measured at fair value.

Investments of consolidated sponsored investment products represent the underlying debt and equity securities held in sponsored products which are consolidated by the Company. Equity securities are valued at the official closing price on the exchange on which the securities are traded and are categorized within Level 1. Level 2 investments include certain equity securities for which closing prices are not readily available or are deemed to not reflect readily available market prices and are valued using an independent pricing service as well as most debt securities, which are valued based on quotations received from independent pricing services or from dealers who make markets in such securities. Pricing services do not provide pricing for all securities and therefore indicative bids from dealers are utilized, which are based on pricing models used by market makers in the security and are also included within Level 2. Level 3 investments include debt securities that are not widely traded and are illiquid that are priced by dealers based on pricing models used by market makers in the security.

The following table is a reconciliation of assets of consolidated sponsored investment products for Level 3 investments for which significant unobservable inputs were used to determine fair value.

Debt securities (a)
Balance at December 31, 2013	$—
Purchases	450

Balance at June 30, 2014	$450

(a)	None of the securities in the above table are internally fair valued at June 30, 2014.

The Company recognized no gain or loss in the three and six months ended June 30, 2014 related to changes in market value of these investments.

There were no transfers between Level 1, Level 2, and Level 3 during the six months ended June 30, 2014 and 2013, respectively.

Derivatives

Beginning in the second quarter of 2014, the Company consolidated investment products which include derivative instruments as part of their investment strategies. These derivatives may include futures contracts, options contracts, and forward contracts. The fair value of such derivatives at June 30, 2014 was immaterial. The change in fair value of such derivatives, which is recorded in realized and unrealized gain (loss) on investments of consolidated sponsored investment products, net, was immaterial for the three and six months ended June 30, 2014. In connection with entering into these derivative contracts these funds may be required to pledge to the broker an amount of cash equal to the “initial margin” requirements that varies based on the type of derivative. The cash pledged or on deposit is recorded in the Condensed Consolidated Balance Sheet of the Company as Cash pledged or on deposit of consolidated sponsored investment products.

Short Sales

Some of the Company’s consolidated sponsored investment products may engage in short sales, which are transactions in which a fund sells a security that it does not own (or that it owns but does not intend to deliver) in anticipation that the price of the security will decline. Short sales are recorded in the Condensed Consolidated Balance Sheet within Other liabilities of consolidated sponsored investment products.

12. New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. Companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is prohibited. The Company is currently evaluating the impact ASU 2014-09 is expected to have on its consolidated financial statements.

In July 2013, FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for the Company on January 1, 2014. The Company has adopted this standard as of January 1, 2014. The adoption of this standard did not have a material impact on the Company’s financial results.

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

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013, and in this Quarterly Report on Form 10-Q, as well as the following risks and uncertainties: (a) any reduction in our assets under management; (b) damage to our reputation; (c) our money market funds do not maintain stable net asset values; (d) our inability to attract and retain key personnel; (e) the competition we face in our business; (f) adverse regulatory and legal developments; (g) limitations on our deferred tax assets; (h) changes in key distribution or unaffiliated subadvisory relationships; (i) interruptions in service or failure to provide service by third-party service providers; (j) impairment of our goodwill or intangible assets; (k) lack of availability of required and necessary capital on satisfactory terms; (l) liabilities and losses not covered by our insurance policies; and (m) certain other risks and uncertainties described in our 2013 Annual Report on Form 10-K or in any of our filings with the Securities and Exchange Commission (“SEC”). Any occurrence of, or any material adverse change in, one or more risk factors or risks and uncertainties referred to in this Quarterly Report or included in our 2013 Annual Report on Form 10-K or our other periodic reports filed with the SEC could materially and adversely affect our operations, financial results, cash flows, prospects and liquidity.

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

Overview

We are a provider of investment management and related services to individuals and institutions. We use a multi-manager, multi-style approach, offering investment strategies from affiliated managers and unaffiliated subadvisers, each having its own distinct investment style, autonomous investment process and individual brand. By offering a broad array of products, we believe we can appeal to a greater number of investors, which allows us to have offerings across market cycles through changes in investor preferences. Our earnings are primarily driven by asset-based fees charged for services relating to these various products including investment management, fund administration, distribution and shareholder services.

We offer investment strategies for individual and institutional investors in different product structures and through multiple distribution channels. Our investment strategies are available in a diverse range of styles and disciplines, managed by a collection of boutique investment managers, both affiliated and unaffiliated. We have offerings in various asset classes (domestic and international equity, fixed income and alternative), in all market capitalizations (large, mid and small), in different styles (growth, blend and value) and with various investment approaches (fundamental, quantitative and thematic). Our retail products include open-end mutual funds, closed-end funds, variable insurance funds and separately managed accounts. We also offer certain of our investment strategies to institutional clients.

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

Financial Highlights

•	Total revenues were $112.7 million in the second quarter of 2014, an increase of $16.6 million, or 17.3% from $96.1 million in the second quarter of 2013. Total revenues increased in the second quarter of 2014 compared to the same period in the prior year as a result of higher average assets under management and an increase in average fees earned.

•	Long-term open-end mutual fund sales in the second quarter of 2014 remained relatively balanced among asset strategies, with 28.8% of sales in domestic equity funds, 32.4% in fixed income strategies, 25.9% of sales in international equity funds, and 12.9% in alternative strategies.

•	In the second quarter of 2014, we launched the Duff & Phelps Select Energy MLP Fund Inc. (NYSE: DSE), a new closed-end fund managed by Duff & Phelps Investment Management Co., an affiliated manager. The fund added $463.3 million in assets under management.

•	Net income attributable to common stockholders in the second quarter of 2014 increased 27.0% to $19.5 million, from $15.4 million, in second quarter of 2013. Earnings per diluted common share increased 9.9% to $2.10 in the second quarter of 2014 from $1.91 in the second quarter of 2013.

Assets Under Management

At June 30, 2014, we managed $61.4 billion in total assets, representing an increase of $8.7 billion, or 16.6%, from the $52.7 billion managed at June 30, 2013 and an increase of $3.7 billion, or 6.3%, from December 31, 2013. Long-term assets under management, which exclude cash management products, were $59.9 billion at June 30, 2014, an increase of $9.0 billion, or 17.8%, from $50.9 billion in June 30, 2013 and an increase of $3.8 billion, or 6.8%, from December 31, 2013. Average assets under management, which generally correspond to our fee-earning asset levels, were $58.1 billion for the six months ended June 30, 2014, an increase of $7.4 billion, or 14.6%, from $50.7 billion for the six months ended June 30, 2013.

Operating Results

In the second quarter of 2014, total revenues increased 17.3% to $112.7 million from $96.1 million in the second quarter of 2013. This increase was primarily the result of an increase in average assets under management. Operating income decreased by 16.3% from $26.9 million in the second quarter of 2013 to $22.5 million in the second quarter of 2014, primarily due to $10.1 million of costs related to the launch of the new closed-end fund, DSE, which were partially offset by the increased revenues due to higher levels of average assets under management.

Assets Under Management by Product

The following table summarizes our assets under management by product:

	As of June 30,		Change
	2014	2013	2014 vs. 2013%
($ in millions)
Retail Assets
Mutual fund assets
Long-term open-end mutual funds	$39,819.1	$32,351.2	$7,467.9	23.1%
Closed-end funds	7,530.6	6,422.3	1,108.3	17.3%
Money market open-end funds	1,311.7	1,707.7	(396.0)	(23.2)%

Total mutual fund assets	48,661.4	40,481.2	8,180.2	20.2%

Variable insurance funds	1,305.5	1,250.8	54.7	4.4%
Separately managed accounts (1)	6,862.4	6,521.7	340.7	5.2%

Total retail assets	56,829.3	48,253.7	8,575.6	17.8%

Total institutional assets (1)	4,565.0	4,399.3	165.7	3.8%

Total Assets Under Management	$61,394.3	$52,653.0	$8,741.3	16.6%

Average Assets Under Management for the Six Months Ended	$58,094.4	$50,681.1	$7,413.3	14.6%

(1)	Includes assets under management related to options strategies

Asset Flows by Product

The following table summarizes our asset flows by product:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Mutual Funds—Long-Term Open-End
Beginning balance	$37,347.0	$30,552.5	$36,367.7	$25,827.1
Inflows	3,148.5	5,069.9	6,789.8	10,780.5
Outflows	(2,398.0)	(2,462.0)	(5,786.9)	(4,617.0)

Net flows	750.5	2,607.9	1,002.9	6,163.5
Market appreciation (depreciation)	1,651.5	(886.0)	2,302.6	212.4
Other (1)	70.1	76.8	145.9	148.2

Ending balance	$39,819.1	$32,351.2	$39,819.1	$32,351.2

Mutual Funds—Closed-End
Beginning balance	$6,690.7	$6,621.0	$6,499.6	$6,231.6
Inflows	463.3	—	463.3	—
Outflows	—	—	—	—

Net flows	463.3	—	463.3	—
Market appreciation (depreciation)	475.6	(61.6)	774.5	388.6
Other (1)	(99.0)	(137.1)	(206.8)	(197.9)

Ending balance	$7,530.6	$6,422.3	$7,530.6	$6,422.3

Mutual Funds—Money Market Open-end
Beginning balance	$1,378.0	$1,742.2	$1,556.6	$1,994.1
Other (1)	(66.3)	(34.5)	(244.9)	(286.4)

Ending balance	$1,311.7	$1,707.7	$1,311.7	$1,707.7

Variable Insurance Funds
Beginning balance	$1,286.6	$1,317.8	$1,311.8	$1,295.7
Inflows	20.9	12.3	32.5	22.1
Outflows	(53.3)	(65.7)	(108.8)	(126.7)

Net flows	(32.4)	(53.4)	(76.3)	(104.6)
Market appreciation (depreciation)	51.3	(14.1)	70.0	59.2
Other (1)	—	0.5	—	0.5

Ending balance	$1,305.5	$1,250.8	$1,305.5	$1,250.8

Separately Managed Accounts (2)
Beginning balance	$6,778.4	$6,435.5	$7,433.1	$5,829.0
Inflows	278.8	324.6	750.7	691.6
Outflows	(461.0)	(295.3)	(1,489.0)	(529.3)

Net flows	(182.2)	29.3	(738.3)	162.3
Market appreciation	238.5	87.5	138.4	561.4
Other (1)	27.7	(30.6)	29.2	(31.0)

Ending balance	$6,862.4	$6,521.7	$6,862.4	$6,521.7

Institutional Accounts (2)
Beginning balance	$4,530.5	$4,538.7	$4,570.8	$4,359.5
Inflows	106.8	189.0	231.2	343.6
Outflows	(137.9)	(260.6)	(374.4)	(326.6)

Net flows	(31.1)	(71.6)	(143.2)	17.0
Market appreciation (depreciation)	131.1	(13.7)	218.0	96.0
Other (1)	(65.5)	(54.1)	(80.6)	(73.2)

Ending balance	$4,565.0	$4,399.3	$4,565.0	$4,399.3

Total
Beginning balance	$58,011.2	$51,207.7	$57,739.6	$45,537.0
Inflows	4,018.3	5,595.8	8,267.5	11,837.8
Outflows	(3,050.2)	(3,083.6)	(7,759.1)	(5,599.6)

Net flows	968.1	2,512.2	508.4	6,238.2
Market appreciation (depreciation)	2,548.0	(887.9)	3,503.5	1,317.6
Other (1)	(133.0)	(179.0)	(357.2)	(439.8)

Ending balance	$61,394.3	$52,653.0	$61,394.3	$52,653.0

(1)	Comprises open-end and closed-end mutual fund distributions, net flows of cash management strategies, net flows and market appreciation (depreciation) on structured products, and net flows from non-sales related activities such as asset acquisitions/(dispositions) and marketable securities investments/(withdrawals) and the impact on assets from the use of leverage.
(2)	Includes assets under management related to options strategies.

The following table summarizes our assets under management by asset class:

	As of June 30,		Change		% of Total
	2014	2013	2014 vs. 2013%		2014	2013
($ in millions)
Asset Class
Equity	$35,842.5	$29,611.7	$6,230.8	21.0%	58.3%	56.3%
Fixed income	16,750.2	16,170.9	579.3	3.6%	27.3%	30.7%
Alternatives (1)	6,744.8	3,705.9	3,038.9	82.0%	11.0%	7.0%
Other (2)	2,056.8	3,164.5	(1,107.7)	(35.0%)	3.4%	6.0%

Total	$61,394.3	$52,653.0	$8,741.3	16.6%	100.0%	100.0%

(1)	Consists of non-traditional investment categories such as long-short, real estate, natural resources and other.
(2)	Consists of cash management and options strategies. Options strategies were $0.6 million and $1.4 million at June 30, 2014 and 2013, respectively.

Average Assets Under Management and Average Basis Points

The following table summarizes the average assets under management and the average management fee basis points:

	Three Months Ended June 30,
	Average Fees Earned		Average Assets Under Management
	(expressed in basis points)		($ in millions)
	2014	2013	2014	2013
Products
Mutual Funds—Long-Term Open-End (1)(2)	52	51	$38,367.2	$32,447.6
Mutual Funds—Closed-End	64	61	6,805.1	6,614.4
Mutual Funds—Money Market Open-End (1)	—	2	1,317.1	1,700.6
Variable Insurance Funds (1)	51	57	1,287.6	1,303.1
Separately Managed Accounts (3)	52	49	6,700.0	6,505.7
Institutional Accounts (3)	36	33	4,538.4	4,503.3

All Products	51	49	$59,015.4	$53,074.7

	Six Months Ended June 30,
	Average Fees Earned		Average Assets Under Management
	(expressed in basis points)		($ in millions)
	2014	2013	2014	2013
Products
Mutual Funds—Long-Term Open-End (1)(2)	52	51	$37,360.8	$30,418.7
Mutual Funds—Closed-End	64	60	6,664.2	6,508.5
Mutual Funds—Money Market Open-End (1)	—	3	1,377.0	1,769.5
Variable Insurance Funds (1)	52	56	1,284.9	1,309.5
Separately Managed Accounts (3)	52	49	6,841.4	6,200.7
Institutional Accounts (3)	36	33	4,566.1	4,474.2

All Products	51	49	$58,094.4	$50,681.1

(1)	Average fees earned are net of non-affiliated subadvisory fees.
(2)	Excludes the impact of consolidated sponsored investment products.
(3)	Includes assets under management related to options strategies.

Long-term and money market open-end mutual fund and variable insurance fund fees are calculated based on average daily net assets. Closed-end fund fees are calculated based on either average weekly or daily net assets. Average fees earned will vary based on several factors, including the asset mix and reimbursements to funds. Separately managed account fees are calculated based on the end of the preceding or current quarter’s asset values or on an average of month-end balances. Institutional account fees are calculated based on an average of month-end balances or current quarter’s asset values. Structured finance product fees, which are included in institutional accounts, are calculated based on a combination of the underlying cash flows and the principal value of the product.

The average fee rate earned for the three and six months ended June 30, 2014 increased as compared to the same periods in the prior year as equity and alternative products, which generally have higher fees, represented a higher percentage of our assets under management due to strong sales, positive flows and market appreciation. The average fee rate earned on closed-end funds increased for the three and six months ended June 30, 2014 as compared to the same periods in 2013 due to decreased fee waivers. The average fee rate earned on separately managed accounts increased in the three and six month periods ended June 30, 2014 as compared to same periods in 2013 due to the redemption of low fee earning accounts.

Results of Operations

Summary Financial Data

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	2014 vs. 2013%		2014	2013	2014 vs. 2013%
($ in thousands)
Results of Operations
Investment management fees	$74,537	$64,475	$10,062	15.6%	$146,329	$122,252	$24,077	19.7%
Other revenue	38,212	31,665	6,547	20.7%	74,291	60,056	14,235	23.7%

Total revenues	112,749	96,140	16,609	17.3%	220,620	182,308	38,312	21.0%

Operating expenses	89,300	68,142	21,158	31.0%	163,588	132,100	31,488	23.8%
Amortization expense	947	1,116	(169)	(15.1)%	1,904	2,226	(322)	(14.5)%

Total operating expenses	90,247	69,258	20,989	30.3%	165,492	134,326	31,166	23.2%

Operating income	22,502	26,882	(4,380)	(16.3)%	55,128	47,982	7,146	14.9%
Other income (expense), net	7,538	(3,390)	10,928	(322.4)%	9,571	(2,211)	11,782	(532.9)%
Interest income, net	1,858	609	1,249	205.1%	2,976	965	2,011	208.4%

Income before income taxes	31,898	24,101	7,797	32.4%	67,675	46,736	20,939	44.8%
Income tax expense	12,106	9,318	2,788	29.9%	26,116	17,768	8,348	47.0%

Net income	19,792	14,783	5,009	33.9%	41,559	28,968	12,591	43.5%
Noncontrolling interests	(249)	602	(851)	(141.4)%	(78)	377	(455)	(120.7)%

Net income attributable to common stockholders	$19,543	$15,385	$4,158	27.0%	$41,481	$29,345	$12,136	41.4%

Revenues

Revenues by source are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	2014 vs. 2013%		2014	2013	2014 vs. 2013%
($ in thousands)
Investment management fees
Mutual funds	$60,118	$51,020	$9,098	17.8%	$117,138	$96,248	$20,890	21.7%
Separately managed accounts	8,746	7,910	836	10.6%	17,741	15,154	2,587	17.1%
Institutional accounts	4,036	3,706	330	8.9%	8,138	7,212	926	12.8%
Variable products	1,637	1,839	(202)	(11.0)%	3,312	3,638	(326)	(9.0)%

Total investment management fees	74,537	64,475	10,062	15.6%	146,329	122,252	24,077	19.7%
Distribution and service fees	23,940	19,324	4,616	23.9%	46,378	36,685	9,693	26.4%
Administration and transfer agent fees	13,942	12,061	1,881	15.6%	27,015	22,756	4,259	18.7%
Other income and fees	330	280	50	17.9%	898	615	283	46.0%

Total revenues	$112,749	$96,140	$16,609	17.3%	$220,620	$182,308	$38,312	21.0%

Investment Management Fees

Investment management fees are earned based on a percentage of assets under management, and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payments. Investment management fees increased by $10.1 million, or 15.6%, for the three months ended June 30, 2014 compared to the same period in the prior year due to an 11.2% increase in average assets under management and an increase of 4.1% to the prior corresponding average fee rate earned. The increase in average assets under management for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 was due primarily to the cumulative four quarter impact of $2.4 billion in net flows and $7.0 billion of market appreciation. Revenues increased at a higher rate than assets under management due to the increase in the average fee rate earned. Equity and alternative assets, which generally earn a higher average fee rate, represented 69.4% of total assets under management at June 30, 2014 compared to 63.3% at June 30, 2013. Other assets, which represent assets under management related to cash management and options strategies were 3.4% of total assets under management at June 30, 2014 compared to 6.0% at June 30, 2013.

Investment management fees increased by $24.1 million, or 19.7%, for the six months ended June 30, 2014 compared to the same period in the prior year due to a 14.6% increase in average assets under management and an increase of approximately 4.1% to the prior corresponding average fee rate earned. The increase in average assets under management for the six months ended June 30, 2014 was due primarily to the cumulative four quarter impact of $2.4 billion in net flows and $7.0 billion of market appreciation on total assets under management. Revenues increased at a higher rate than assets under management due to the increase in the average fee rate earned.

Distribution and Service Fees

Distribution and service fees, which are asset-based fees earned from open-end mutual funds and variable insurance funds for distribution services, increased by $4.6 million or 23.9% and $9.7 million or 26.4%, respectively, for the three and six months ended June 30, 2014 compared to the same periods in the prior year due to higher average long-term open-end assets under management. The increase in fees also resulted in a corresponding increase in distribution and administrative expenses, primarily driven by increased payments to third-party distribution partners for providing services to investors in our sponsored funds, including marketing support services.

Administration and Transfer Agent Fees

Administration and transfer agent fees represent fees earned for fund administration and shareholder services from our open-end mutual funds, variable insurance funds and certain of our closed-end funds. Fund administration and transfer agent fees increased $1.9 million or 15.6% and $4.3 million or 18.7%, respectively, for the three and six months ended June 30, 2014 compared to the same periods in the prior year due to higher average long-term open-end assets under management.

Other Income and Fees

Other income and fees primarily represent contingent sales charges earned from investor redemptions levied on certain shares sold without a front-end sales charge and fees earned for the distribution of unaffiliated products. Other income and fees increased $0.1 million or 17.9% and $0.3 million or 46.0%, respectively, for the three and six months ended June 30, 2014 compared to the same periods in the prior year primarily due to an increase in contingent sales charges earned.

Operating Expenses

Operating expenses by category were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	2014 vs. 2013%		2014	2013	2014 vs. 2013%
($ in thousands)
Operating expenses
Employment expenses	$35,481	$32,878	$2,603	7.9%	$70,510	$65,289	$5,221	8.0%
Distribution and administrative expenses	39,222	24,252	14,970	61.7%	66,959	45,880	21,079	45.9%
Other operating expenses	13,927	10,415	3,512	33.7%	24,792	19,556	5,236	26.8%
Restructuring and severance	—	—	—	—%	—	203	(203)	(100.0)%
Depreciation expense	670	597	73	12.2%	1,327	1,172	155	13.2%
Amortization expense	947	1,116	(169)	(15.1)%	1,904	2,226	(322)	(14.5)%

Total operating expenses	$90,247	$69,258	$20,989	30.3%	$165,492	$134,326	$31,166	23.2%

Employment Expenses

Employment expenses primarily consist of fixed and variable compensation and related employee benefit costs. Employment expenses for the three months ended June 30, 2014 were $35.5 million, which represents an increase of $2.6 million, or 7.9%, compared to the same period in the prior year. The increase is primarily due to personnel additions related to the growth of the business, increases in profit-based variable incentive compensation, sales costs related to the launch of the new DSE closed end fund, payroll taxes and other benefits resulting from higher profits.

Employment expenses for the six months ended June 30, 2014 were $70.5 million, which represents an increase of $5.2 million, or 8.0%, compared to the same period in the prior year. The increase is primarily due to personnel additions related to the growth of the business, increases in profit-based variable incentive compensation, sales costs related to the launch of the new DSE closed end fund, payroll taxes and other benefits resulting from higher profits.

Distribution and Administrative Expenses

Distribution and administrative expenses primarily consist of payments to third-party distribution partners for providing services to investors in our sponsored funds. These payments are generally based on percentages of either assets under management or sales. These expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized on a straight line basis over the periods in which commissions are generally recovered from distribution fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares. Distribution and administrative expenses increased by $15.0 million, or 61.7%, in the three months ended June 30, 2014, and $21.1 million or 45.9% during the six months ended June 30, 2014, compared to the same periods in the prior year primarily due to closed end fund structuring costs of $9.6 million incurred in connection with the launch of the new DSE closed end fund during the second quarter of 2014 as well as higher overall assets under management.

Other Operating Expenses

Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and distribution related costs, rent and occupancy expenses and other miscellaneous costs. Other operating expenses for the three months ended June 30, 2014 increased $3.5 million, or 33.7%, to $13.9 million as compared to $10.4 million for the same period in the prior year primarily due to increases in investment research costs, expenses related to organizational, start-up and distribution costs associated with the launch of new funds, higher professional fees and costs related to the transition of middle-and-back office systems to a third party service provider.

Other operating expenses for the six months ended June 30, 2014 increased $5.2 million, or 26.8%, to $24.8 million as compared to $19.6 million for the same period in the prior year primarily due to increases in investment research costs, expenses related to organizational, start-up and distribution costs associated with the launch of new funds, higher professional fees and costs related to the transition of middle-and-back office systems to a third party service provider.

Depreciation Expense

Depreciation expense primarily consists of the straight-line depreciation of furniture, equipment, and leasehold improvements over their estimated useful lives. Depreciation expense was $0.7 million and $1.3 million during the three and six month periods ended June 30, 2014, consistent with depreciation expense during the same periods in the prior year.

Amortization Expense

Amortization expense primarily consists of the straight-line amortization of acquired investment advisory contracts recorded as definite-lived intangible assets over their estimated useful lives. Amortization expense was $0.9 million and $1.9 million during the three and six month periods ended June 30, 2014, which represented a decrease of $0.2 and $0.3 million, respectively during the same periods in the prior year.

Other Income, net

Other income, net primarily consists of realized and unrealized gains and losses recorded on trading securities and investments of consolidated sponsored investment products. Other income, net increased $10.9 million and $11.8 million in the three and six month periods ended June 30, 2014 compared to the same periods in the prior year due to an increase in realized and unrealized gains related to our investments and investments of our consolidated sponsored investment products, which increased by $27.8 million and $68.1 million respectively, from December 31, 2013.

Interest Income, net

Interest income, net consists of interest and dividend income earned on cash equivalents, investments and the investments of our consolidated sponsored investment products. Interest income, net increased $1.2 million and $2.0 million for the three and six month periods ended June 30, 2014 compared to the same periods in the prior year. The increase in interest income, net is primarily due to higher interest and dividend income earned on our investments and the investments of our consolidated sponsored investment products, which increased by $27.8 million and $68.1 million respectively, from December 31, 2013.

Income Tax Expense

The provision for income taxes reflects U.S. federal, state and local taxes at an estimated effective tax rate of 38.6% and 38.0%, for the six months ended June 30, 2014 and 2013, respectively. The primary difference in the effective tax rate for the six month period in 2014 compared to 2013 was attributable to an increase in state rates due to legislation changes enacted.

Liquidity and Capital Resources

Certain Financial Data

The following table summarizes certain key financial data relating to our liquidity and capital resources:

	June 30, 2014	December 31, 2013	Change
			2014 vs. 2013%
($ in thousands)
Balance Sheet Data
Cash and cash equivalents	$170,367	$271,014	$(100,647)	(37.1)%
Investments	65,099	37,258	27,841	74.7%
Deferred taxes, net	57,064	64,500	(7,436)	(11.5)%
Dividends payable	4,179	—	4,179	100.0%
Total equity	514,427	492,868	21,559	4.4%
Net assets of consolidated sponsored investment products (1)	196,315	98,433	97,882	99.4%

(1)	Net assets of consolidated sponsored investment products are comprised of $222.7 and $149.2 million of total assets, $16.0 and $8.6 million of total liabilities and $10.4 and $42.2 million of redeemable noncontrolling interest at June 30, 2014 and December 31, 2013, respectively.

	Six Months Ended June, 30		Change
	2014	2013	2014 vs. 2013%
(in thousands)
Cash Flow Data:
Provided by (used in):
Operating Activities	$(91,083)	$22,176	$(113,259)	(510.7)%
Investing Activities	(2,029)	(5,465)	3,436	(62.9)%
Financing Activities	(7,705)	(9,272)	1,567	(16.9)%

Short-Term Capital Requirements

Our short-term capital requirements, which we consider to be those capital requirements due within one year, include payment of annual incentive compensation, dividends to shareholders and other operating expenses, primarily consisting of investment research and technology costs, professional fees, distribution and occupancy costs. Incentive compensation, which is generally the Company’s largest annual operating cash payment, is paid in the first quarter of the year. In the first quarter of 2014 and 2013, we paid approximately $45.0 million and $33.0 million, respectively, in incentive compensation earned during the years ended December 31, 2013 and 2012, respectively. Short-term capital requirements may also be affected by employee tax withholding payments related to net share settlement of equity awards. The Company paid $9.3 million and $7.2 million in employee tax withholding obligations related to net share settlements in the six months ended June 30, 2014 and 2013, respectively. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that otherwise would have been issued as a result of the vesting or exercise. The amount we pay in future periods will vary based on our stock price, the number of equity awards net settled during the period and whether we and our employees elect to satisfy withholding taxes through net share settlement.

Uses and Sources of Capital

We expect that our main uses of cash will be to (i) invest in our organic growth, including our distribution efforts and closed-end fund launches; (ii) seed new investment strategies and mutual funds to introduce new products or to enhance distribution access; (iii) return of capital to shareholders through acquisition of shares of our common stock, payment of dividends or other means; (iv) fund ongoing and potential investments in our infrastructure to achieve greater economies of scale and a more efficient overall cost structure; and (v) invest in inorganic growth opportunities as they arise.

Capital and Reserve Requirements

VP Distributors, LLC (“VPD”), a wholly-owned subsidiary of the Company, is a broker-dealer registered with the SEC and is therefore subject to certain rules regarding minimum net capital, as defined by those rules. VPD is required to maintain a ratio of “aggregate indebtedness” to “net capital,” as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us including additional reporting requirements, a lower required ratio of aggregate indebtedness to net capital or interruption of our business. At June 30, 2014 and December 31, 2013, the ratio of aggregate indebtedness to net capital of our broker-dealer was below the maximum allowed and its net capital was significantly greater than the required minimum.

Balance Sheet

Cash and cash equivalents consist of cash in banks and money market fund investments. Cash and cash equivalents typically increase in the second, third and fourth quarters of the year as we record, but do not pay, variable incentive compensation. Annual incentive compensation is paid in the first quarter of the year. Investments consist primarily of investments in our affiliated mutual funds. Consolidated sponsored investment products primarily represent investment products we sponsor and where we own a majority of the voting interest in the entity. As of June 30, 2014, we consolidated a total of 11 sponsored investment products. At both June 30, 2014 and December 31, 2013, we had no debt outstanding. On April 23, 2014, we invested $129.9 million of cash and cash equivalents to seed three new mutual funds.

Operating Cash Flow

Net cash used in operating activities of $91.1 million for the six months ended June 30, 2014 decreased by $113.3 million from net cash provided by operating activities of $22.2 million in the same period in the prior year due primarily to purchases of investments, realized and unrealized gains on investments and cash pledged or on deposit by consolidated sponsored investment products, offset by sales of trading securities, increases in our net income resulting from increased revenues on higher average assets under management, increased other liabilities and other assets of consolidated sponsored investment products, a decrease in deferred tax assets as well as increased amortization of deferred commissions.

Investing Cash Flow

Net cash used in investing activities consists primarily of capital expenditures related to our business operations. Net cash used in investing activities of $2.0 million for the six months ended June 30, 2014, declined by $3.4 million from net cash used in investing activities of $5.5 million in the same period in the prior year due to the acquisition of an equity method investment in the prior year period with no corresponding acquisition in the current year period as well as a change in cash and cash equivalents as a result of the deconsolidation of certain consolidated sponsored investment products of $0.4 million during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Financing Cash Flow

Cash flows used in financing activities consist primarily of repurchases of our common stock and payments to settle tax withholding obligations for the net share settlement of employee share transactions and contributions to noncontrolling interests related to our consolidated sponsored investment products. For the six months ended June 30, 2014, net cash used in financing activities of $7.7 million consists of repurchases of our common stock of $12.5 million and payments to settle tax withholding obligations for employee share transactions of $9.3 million, offset by $13.1 million in contributions to noncontrolling interests and $0.4 million in proceeds from stock option exercises.

Debt

Our Credit Facility, as amended and restated, has a five-year term expiring in September 2017 and provides borrowing capacity of up to $75.0 million with a $7.5 million sub-limit for the issuance of standby letters of credit. In addition, the Credit Facility provides for a $50.0 million increase provision conditioned on approval by the lending group. The Credit Facility is secured by substantially all of our assets. At June 30, 2014 and December 31, 2013, no amount was outstanding under the Credit Facility. As of June 30, 2014, we had the capacity to draw on the entire $75.0 million available under the Credit Facility. The Credit Facility contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. We were in compliance with all debt covenants as of June 30, 2014.

Contractual Obligations

Our contractual obligations are summarized in our 2013 Annual Report on Form 10-K. As of June 30, 2014, there have been no material changes outside of the ordinary course in our contractual obligations since December 31, 2013.

Critical Accounting Policies and Estimates

Our financial statements and the accompanying notes are prepared in accordance with Generally Accepted Accounting Principles, which requires the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our 2013 Annual Report on Form 10-K. There were no changes in our critical accounting policies in the six months ended June 30, 2014.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. Companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is prohibited. The Company is currently evaluating the impact ASU 2014-09 is expected to have on its consolidated financial statements.

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

We are also subject to market risk due to a decline in the market value of our investments, consisting primarily of marketable securities. At June 30, 2014, the fair value of marketable securities, excluding redeemable non-controlling interest was $252.7 million. Assuming a 10.0% increase or decrease in the fair value of marketable securities at June 30, 2014, our net income attributable to common stockholders would change by $15.4 million and our total comprehensive income would change by $15.6 million for the six months ended June 30, 2014.

Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. At June 30, 2014, we were exposed to interest rate risk as a result of holding investments in fixed-income sponsored funds of $79.6. Assuming a 1.0% increase or decrease in interest rates, the fair value of our fixed income investments would change by $2.9 million for the six months ended June 30, 2014.

At June 30, 2014, we had no amounts outstanding under our Credit Facility. Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at our option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate (as defined in the Credit Facility agreement), plus, in each case, an applicable margin, that ranges from 0.75% to 2.50%.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the fourth quarter of 2010, we implemented a share repurchase program authorizing the repurchase of 350,000 shares of our common stock, which was renewed in the second quarter of 2013 permitting the repurchase of an additional 350,000 shares of our common stock prior to May 21, 2016. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases and/or privately negotiated transactions, depending on price and prevailing market and business conditions. The program is intended to generally offset dilution caused by shares issued under equity-based plans. The program may be suspended or terminated at any time.

The following table sets forth information regarding our share repurchases in each month during the quarter ended June 30, 2014:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
April 1 - 30, 2014	—	$—	—	350,000
May 1 - 31, 2014	66,913	$186.77	66,913	283,087
June 1 - 30, 2014	—	$—	—	283,087

(1)	Average price per share is calculated on a settlement basis and excludes commissions.
(2)	The share repurchases above were completed pursuant to an expanded program announced in May 2013.

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

For the six months ended June 30, 2014, we paid $9.3 million in employee tax withholding obligations related to employee share transactions.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following information formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the six months ended June 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2014 and 2013, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the six months ended June 30, 2014 and 2013 and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 29, 2014

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)