Form 10-K/A
period 2013-12-31
VIRTUS INVESTMENT PARTNERS, INC.
filed 2014-10-27
CIK 883237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Explanatory Note

Virtus Investment Partners, Inc. (the “Company”) is filing this Annual Report on Form 10-K/A, Amendment No. 2, for the year ended December 31, 2013 (the “Annual Report on Form 10-K/A”) to amend the Company’s Annual Report on Form 10-K (the “Original Report”) for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission (“SEC”) on February 24, 2014 and amended by Amendment No. 1 on February 26, 2014. The purpose of this Annual Report on Form 10-K/A is to amend:

•

the Company’s disclosure in Part II, Item 9A “Controls and Procedures,” to change the conclusions of our principal executive officer and principal financial officer regarding the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures as of December 31, 2013 in light of management’s conclusion that the Company’s internal control over financial reporting contained a material weakness at December 31, 2013; and

•

the Report of the Independent Registered Public Accounting Firm, in Part II, Item 8, “Financial Statements and Supplementary Data,” and Item 15, “Exhibits, Financial Statement Schedules,” regarding the effectiveness of the Company’s internal control over financial reporting, in light of our Independent Registered Public Accounting Firm’s conclusion that the Company’s internal control over financial reporting contained a material weakness at December 31, 2013.

The remainder of the Original Report, including the Financial Statements and Supplementary Financial Data, remains unchanged except for the inclusion of new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, and new consents of the Independent Registered Public Accounting Firm, in each case as required in connection with the filing of this Annual Report on Form 10-K/A. Notwithstanding the existence of this material weakness, management has concluded that the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013, as initially filed on February 24, 2014, or in its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 or June 30, 2014, as initially filed on May 7, 2014 and July 29, 2014, respectively are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America.

We have made no attempt in this Annual Report on Form 10-K/A to modify or update the disclosures presented in the Original Report other than as noted in the previous paragraphs. Except as noted above, this Annual Report on Form 10-K/A does not reflect events occurring after the filing of the Original Report. Accordingly, this Annual Report on Form 10-K/A should be read in conjunction with the Original Report, including any amendments thereto, and the Company’s other filings with the SEC subsequent to the filing of the Original Report, including any amendments thereto.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “project,” “opportunity,” “predict,” “would,” “potential,” “future,” “forecast,” “guarantee,” “assume,” “likely,” “target” or similar statements or variations of such terms.

Our forward-looking statements are based on a series of expectations, assumptions and projections about our Company and the markets in which we operate, and are not guarantees of future results or performance, and involve substantial risks and uncertainty, including assumptions and projections concerning our assets under management, net cash inflows and outflows, operating cash flows and future credit facilities, for all future periods. All of our forward-looking statements contained in this Annual Report on Form 10-K/A are as of the date of this Annual Report on Form 10-K/A only.

We can give no assurance that such expectations or forward-looking statements will prove to be correct. Actual results may differ materially. We do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Annual Report on Form 10-K/A, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. If there are any future public statements or disclosures by us which modify or impact any of the forward-looking statements contained in or accompanying this Annual Report on Form 10-K/A, such statements or disclosures will be deemed to modify or supersede such statements in this Annual Report on Form 10-K/A.

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 24, 2014 (the “Annual Report on Form 10-K”) as well as the following risks and uncertainties: (a) any reduction in our assets under management; (b) damage to our reputation; (c) our inability to attract and retain key personnel; (d) the competition we face in our business; (e) adverse regulatory and legal developments; (f) limitations on our deferred tax assets; (g) changes in key distribution or unaffiliated subadvisory relationships; (h) interruptions in service or failure to provide service by third-party service providers; (i) impairment of our goodwill or intangible assets; (j) lack of availability of required and necessary capital on satisfactory terms; (k) liabilities and losses not covered by our insurance policies; and (l) certain other risks and uncertainties described in our Annual Report on Form 10-K or in any of our filings with SEC. Any occurrence of, or any material adverse change in, one or more risk factors or risks and uncertainties referred to in this Annual Report on Form 10-K/A or our other periodic reports filed with the SEC could materially and adversely affect our operations, financial results, cash flows, prospects and liquidity.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2013, the end of the period covered by this Annual Report. In connection with the filing of the Form 10-K on February 24, 2014, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report. Subsequent to that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, because of a material weakness in internal control over financial reporting related to management’s assessment of the primary beneficiary criteria related to its variable interest entities as further described below, the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report. Notwithstanding the material weakness described below, management has concluded that the Company’s consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K/A are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

Management’s Report on Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policy or procedures may deteriorate.

In connection with the filing of the Form 10-K on February 24, 2014, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based upon the Internal Control-Integrated Framework (1992 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2013.

Subsequent to the evaluation made in connection with the filing of the Form 10-K on February 24, 2014, our management reassessed the effectiveness of the Company’s internal control over financial reporting. Based on this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, identified a material weakness related to internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In particular, management identified a material weakness related to its assessment of the primary beneficiary criteria for its variable interest entities. The Company failed to design controls upon the adoption of ASC 810-10, as amended by ASU 2009-17, to assess whether it has the potential to receive collateral management fees that could be significant and failed to design appropriate controls over the requirement to continuously reassess its variable interest entities at appropriate levels of precision. As a result, the Company’s analysis of whether it has the potential to receive collateral management fees that could be significant was not at the appropriate levels of precision to determine whether to consolidate certain variable interest entities. This material weakness could result in a failure to consolidate certain variable interest entities that could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Based on its assessment and as a result of the material weakness described above, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2013. However, the Company has concluded that the existence of this material weakness did not result in a material misstatement of the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013, as initially filed on February 24, 2014, or in its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 or June 30, 2014, as initially filed on May 7, 2014 and July 29, 2014, respectively.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included in Item 15 of this Annual Report.

Management’s Remediation Measure

To address the material weakness described above, new and enhanced controls have been designed and implemented to ensure that the primary beneficiary assessment for variable interest entities is assessed at the appropriate level of precision and that the in-house accounting personnel have training to ensure they have the relevant expertise related to the consolidation of variable interest entities.

We believe the actions described above will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting. However, the new and enhanced controls have not operated for a sufficient amount of time to conclude that the material weakness has been remediated. We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements: The following Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements of Virtus Investment Partners, Inc. are included in this Annual Report:

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

(a)(3)	Exhibits:

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Exhibit Description

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Separation Agreement, Plan of Reorganization and Distribution by and between The Phoenix Companies, Inc. and the Registrant, dated as of December 18, 2008 (incorporated by reference to Exhibit 2.1 of the Registrant’s Amendment No. 4 to Form 10, filed December 19, 2008).

(3)	Articles of Incorporation and Bylaws

3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated December 18, 2008 (incorporated by reference to Exhibit 3.1 of the Registrant’s Amendment No. 4 to Form 10, filed December 19, 2008).

3.2	Amended and Restated Bylaws of the Registrant, as adopted on January 28, 2010 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed February 2, 2010).

3.3	Certificate of Designations of Series A Non-Voting Convertible Preferred Stock and Series B Voting Convertible Preferred Stock of the Registrant, dated October 31, 2008 (incorporated by reference to Exhibit 4.2 of the Registrant’s Amendment No. 2 to Form 10, filed November 14, 2008).

3.4	Certificate of Amendment of the Certificate of Designations of Series A Non-Voting Convertible Preferred Stock and Series B Voting Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q, filed August 13, 2009).

3.5	Certificate of Designations of Series C Junior Participating Preferred Stock of the Registrant, dated December 29, 2008 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed January 2, 2009).

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Note in favor of The Bank of New York Mellon as Lender, dated September 1, 2009 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed September 4, 2009).

4.2	Note in favor of PNC Bank, National Association as Lender, dated September 1, 2009 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed September 4, 2009).

(10)	Material Contracts

10.1	Transition Services Agreement by and between The Phoenix Companies, Inc. and the Registrant, dated as of December 18, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s Amendment No. 4 to Form 10, filed December 19, 2008).

10.2	Tax Separation Agreement by and between The Phoenix Companies, Inc. and the Registrant, dated December 18, 2008 (incorporated by reference to Exhibit 10.2 of the Registrant’s Amendment No. 4 to Form 10, filed December 19, 2008).

10.3	Amendment to Tax Separation Agreement, dated April 8, 2009, by and between The Phoenix Companies, Inc. and the Registrant, dated as of December 18, 2008 (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K, filed April 10, 2009).

10.4	Employee Matters Agreement by and between The Phoenix Companies, Inc. and the Registrant, dated December 18, 2008 (incorporated by reference to Exhibit 10.3 of the Registrant’s Amendment No. 4 to Form 10, filed December 19, 2008).

Exhibit Number	Exhibit Description

*10.5	Change in Control Agreement between George R. Aylward and the Registrant, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.4 of the Registrant’s Amendment No. 4 to Form 10, filed December 19, 2008).

*10.6	Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.5 of the Registrant’s Amendment No. 4 to Form 10, filed December 19, 2008).

*10.7	First Amendment to the Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan, effective as of February 9, 2012 (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K, filed February 24, 2014).

*10.8	Virtus Investment Partners, Inc. Non-Qualified Excess Investment Plan, effective as of November 1, 2008 (incorporated by reference to Exhibit 10.6 of the Registrant’s Amendment No. 2 to Form 10, filed November 14, 2008).

*10.9	First Amendment to the Virtus Investment Partners, Inc. Non-Qualified Excess Investment Plan, effective as of February 1, 2010 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, filed May 4, 2010).

*10.10	Virtus Investment Partners, Inc. Amended and Restated Executive Severance Allowance Plan, effective as of February 2, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed February 4, 2009).

10.11	Investment and Contribution Agreement by and among Phoenix Investment Management Company, the Registrant, Harris Bankcorp, Inc. and The Phoenix Companies, Inc., dated as of October 30, 2008 (incorporated by reference to Exhibit 10.8 of the Registrant’s Amendment No. 2 to Form 10, filed November 14, 2008).

10.12	Annex A to the Investment and Contribution Agreement by and among Phoenix Investment Management Company, the Registrant, Harris Bankcorp, Inc. and The Phoenix Companies, Inc., dated October 30, 2008 (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report, filed March 1, 2011).

10.13	Transaction Agreement by and among Harris Investment Management, Inc., Phoenix Investment Counsel, Inc., Harris Financial Corp. and Phoenix Investment Partners, LTD., dated as of March 28, 2006 (incorporated by reference Exhibit 6.01 of the Schedule 13D, filed January 12, 2009 by Bank of Montreal, Harris Financial Corp. and Harris Bankcorp, Inc.).

10.14	Strategic Partnership Agreement by and between Harris Investment Management, Inc. and Phoenix Investment Counsel, Inc., dated as of March 28, 2006 (incorporated by reference to Exhibit 6.02 of the Schedule 13D, filed January 12, 2009 by Bank of Montreal, Harris Financial Corp. and Harris Bankcorp, Inc.).

*10.15	Form of Non-Qualified Stock Option Agreement under the Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q, filed May 13, 2009).

*10.16	Form of Restricted Stock Units Agreement under the Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q, filed May 13, 2009).

*10.17	Form of Performance Share Units Agreement under the Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.30 of the Registrant’s Quarterly Report on Form 10-Q, filed August 5, 2011).

Exhibit Number	Exhibit Description

10.18	Amended and Restated Credit Agreement, dated as of September 10, 2012 among the Registrant, as Borrower, the lenders party thereto, PNC Bank, National Association, as Syndication Agent, and The Bank of New York Mellon, as Administrative Agent, as Swingline Lender and as Issuing Bank (the “Credit Agreement”) (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, filed November 7, 2012).

10.19	Amendment No. 1, dated as of July 2, 2013, to the Credit Agreement, dated as of September 10, 2012, among the Registrant, as Borrower, the lenders party thereto, PNC Bank, National Association, as Syndication Agent, and The Bank of New York Mellon, as Administrative Agent, as Swingline Lender and as Issuing Bank (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, filed August 2, 2013).

10.20	Amendment No. 2, dated as of September 18, 2013, to the Credit Agreement, dated as of September 10, 2012, among the Registrant, as Borrower, the lenders party thereto, PNC Bank, National Association, as Syndication Agent, and The Bank of New York Mellon, as Administrative Agent, as Swingline Lender and as Issuing Bank (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2013).

10.21	Guarantee Agreement among the Registrant, each of the subsidiary guarantors party thereto and The Bank of New York Mellon, as Administrative Agent, dated as of September 1, 2009 (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K, filed March 1, 2011).

10.22	Reaffirmation of Guarantee among the Registrant as Borrower, each of the subsidiary guarantors party thereto and the Bank of New York Mellon, as Administrative Agent, as Swingline Lender and as Issuing Bank under the Credit Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q, filed November 7, 2012).

10.23	Security Agreement among the Registrant, each of the other grantors party thereto and The Bank of New York Mellon, as Administrative Agent, dated as of September 1, 2009 (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K, filed March 1, 2011).

10.24	Amendment No. 1, dated as of September 10, 2012, to the Security Agreement, dated as of September 1, 2009, among the Registrant, as Borrower, each of the subsidiary guarantors party thereto, and the Bank of New York Mellon, as Administrative Agent under the Credit Agreement (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q, filed November 7, 2012).

*10.25	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2009).

*10.26	Offer Letter from the Registrant to Jeffrey T. Cerutti dated May 18, 2010 (incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K, filed March 1, 2011).

10.27	Conversion and Voting Agreement, dated as of October 27, 2011, between BMO, Inc. (f/k/a Harris Bankcorp, Inc.) and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed November 2, 2011).

*10.28	Offer Letter from the Registrant to Mark S. Flynn dated December 9, 2010 (incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K, filed March 1, 2012).

10.29	Amendment No. 3 to Amended and Restated Credit Agreement dated December 4, 2013 among the Registrant, as Borrower, the lenders party thereto, PNC Bank, National Association, as Syndication Agent, and The Bank of New York Mellon, as Administrative Agent, as Swingline Lender and as Issuing Bank (incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K, filed February 24, 2014).

Exhibit Number	Exhibit Description

10.30	Amendment No. 2, dated as of December 4, 2013, to the Security Agreement, dated as of September 1, 2009, among the Registrant, as Borrower, each of the subsidiary guarantors party thereto, and the Bank of New York Mellon, as Administrative Agent under the Credit Agreement (incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K, filed February 24, 2014).

(21)	Subsidiaries of the Registrant

21.1	Virtus Investment Partners, Inc., Subsidiaries List. (incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K, filed February 24, 2014).

(23)	Consents of Experts and Counsel

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certifications of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011 and (iv) Notes to Consolidated Financial Statements.

*	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 27, 2014

Virtus Investment Partners, Inc.

By:	/S/ MICHAEL A. ANGERTHAL
Michael A. Angerthal
Executive Vice President Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Virtus Investment Partners, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Virtus Investment Partners, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013. However, management has subsequently determined that a material weakness in internal control over financial reporting related to management’s assessment of the primary beneficiary criteria for its variable interest entities that existed as of that date. The Company failed to design controls upon the adoption of ASC 810-10, as amended by ASU 2009-17, to assess whether it has the potential to receive collateral management fees that could be significant and failed to design appropriate controls over the requirement to continuously reassess its variable interest entities at appropriate levels of precision. As a result, the Company’s analysis of whether it has the potential to receive collateral manager fees that could be significant was not at the appropriate levels of precision to determine whether to consolidate certain variable interest entities. Accordingly, Management’s Report on Internal Control over Financial Reporting appearing under Item 9A has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to management’s assessment of the primary beneficiary criteria related to its variable interest entities existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Hartford, Connecticut

February 24, 2014, except with respect to our opinion on the effectiveness of internal control over financial reporting and the matter described in the penultimate paragraph of Management’s Report on Internal Control over Financial Reporting, as to which the date is October 27, 2014

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

On a quarterly basis, the Company conducts reviews to assess whether other-than-temporary impairment exists on its available-for-sale marketable securities. Other-than-temporary declines in value may exist when the fair value of a marketable security has been below the carrying value for an extended period of time. If an other-

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

than-temporary decline in value is determined to exist, the unrealized investment loss, net of tax, is recognized in the Consolidated Statements of Operations in the period in which the other-than-temporary decline in value occurs, as well as an accompanying permanent adjustment to accumulated other comprehensive income.

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

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

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