Form 10-Q/A
period 2014-03-31
VIRTUS INVESTMENT PARTNERS, INC.
filed 2014-10-27
CIK 883237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Virtus Investment Partners, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q/A, Amendment No. 1 (the “Quarterly Report on Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014; filed with the Securities and Exchange Commission on May 7, 2014 (the “Original Report”). The purpose of this Quarterly Report on Form 10-Q/A is to amend our disclosure in Part I, Item 4 “Controls and Procedures,” of the Original Report to change the conclusions of our principal executive officer and principal financial officer regarding the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2014 in light of management’s conclusion that the Company’s internal control over financial reporting contained a material weakness at December 31, 2013 which had not been remediated by the end of the fiscal quarter ended March 31, 2014. The remainder of the Original Report, including the financial statements and supplementary data, remains unchanged except for the inclusion of new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as required in connection with the filing of this Quarterly Report on Form 10-Q/A. Notwithstanding the existence of this material weakness, management has concluded that the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013, as initially filed on February 24, 2014, or in its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 or June 30, 2014, as initially filed on May 7, 2014 and July 29, 2014, respectively are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America.

We have made no attempt in this Quarterly Report on Form 10-Q/A to modify or update the disclosures presented in the Original Report other than as noted in the previous paragraph. Except as noted above, this Quarterly Report on Form 10-Q/A does not reflect events occurring after the filing of the Original Report. Accordingly, this Quarterly Report on Form 10-Q/A should be read in conjunction with the Original Report, and the Company’s other filings with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Report, including any amendments thereto.

SPECIAL NOTE ABOUT FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “project,” “opportunity,” “predict,” “would,” “potential,” “future,” “forecast,” “guarantee,” “assume,” “likely,” “target” or similar statements or variations of such terms.

Our forward-looking statements are based on a series of expectations, assumptions and projections about our Company and the markets in which we operate, and are not guarantees of future results or performance, and involve substantial risks and uncertainty, including assumptions and projections concerning our assets under management, net cash inflows and outflows, operating cash flows and future credit facilities, for all future periods. All of our forward-looking statements contained in this Quarterly Report on Form 10-Q/A are as of the date of this Quarterly Report on Form 10-Q/A only.

We can give no assurance that such expectations or forward-looking statements will prove to be correct. Actual results may differ materially. We do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Quarterly Report on Form 10-Q/A, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. If there are any future public statements or disclosures by us which modify or impact any of the forward-looking statements contained in or accompanying this Quarterly Report on Form 10-Q/A, such statements or disclosures will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q/A.

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 24, 2014 (the “Form 10-K”), and in our subsequent Quarterly Reports on Form 10-Q, as well as the following risks and uncertainties: (a) any reduction in our assets under management; (b) damage to our reputation; (c) our inability to attract and retain key personnel; (d) the competition we face in our business; (e) adverse regulatory and legal developments; (f) limitations on our deferred tax assets; (g) changes in key distribution or unaffiliated subadvisory relationships; (h) interruptions in service or failure to provide service by third-party service providers; (i) impairment of our goodwill or intangible assets; (j) lack of availability of required and necessary capital on satisfactory terms; (k) liabilities and losses not covered by our insurance policies; and (l) certain other risks and uncertainties described in our Form 10-K, as amended, or in any of our filings with the SEC. Any occurrence of, or any material adverse change in, one or more risk factors or any risks and uncertainties referred to in this Quarterly Report on Form 10-Q/A or included in our Form 10-K or our other periodic reports filed with the SEC, including any amendments thereto, could materially and adversely affect our operations, financial results, cash flows, prospects and liquidity.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, in connection with the filing of the Form 10-Q on May 7, 2014, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. Subsequent to that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, because a material weakness in the Company’s internal control over financial reporting existed at December 31, 2013 and had not been remediated by the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q. This material weakness in the Company’s internal control over financial reporting and the Company’s remediation efforts are described below.

Material Weakness in Internal Control Over Financial Reporting

Subsequent to the evaluation made in connection with the filing of the Form 10-Q on May 7, 2014, management reassessed the effectiveness of the Company’s internal control over financial reporting. Based on this evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, identified a material weakness related in the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company failed to design controls upon the adoption of ASC 810-10, as amended by ASU 2009-17, to assess whether it has the potential to receive collateral management fees that could be significant and failed to design appropriate controls over the requirement to continuously reassess its variable interest entities at appropriate levels of precision. As a result, the Company’s analysis of whether it has the potential to receive collateral management fees that could be significant was not at the appropriate levels of precision to determine whether to consolidate certain variable interest entities. This material weakness could result in a failure to consolidate certain variable interest entities that could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Based on this assessment and the material weakness described above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2013 and had not been remediated by the end of the period covered by this Quarterly Report on Form 10-Q. However, the Company has concluded that the existence of this material weakness did not result in a material misstatement of the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013, as initially filed on February 24, 2014, or in its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 or June 30, 2014, as initially filed on May 7, 2014 and July 29, 2014, respectively.

Remediation Measures

To address the material weakness described above the Company has designed and implemented new and enhanced controls to ensure that the primary beneficiary assessment for variable interest entities is assessed at the appropriate level of precision and that in-house accounting personnel have training to ensure they have the relevant expertise related to the consolidation of variable interest entities.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 6. Exhibits

The following exhibits are filed herewith.

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

Dated: October 27, 2014

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

By:	/S/ MICHAEL A. ANGERTHAL
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

5