Form 10-Q/A
period 2014-06-30
VIRTUS INVESTMENT PARTNERS, INC.
filed 2014-10-27
CIK 883237

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

EXPLANATORY NOTE

Virtus Investment Partners, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q/A, Amendment No. 1 (the “Quarterly Report on Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014; filed with the Securities and Exchange Commission on July 29, 2014 (the “Original Report”). The purpose of this Quarterly Report on Form 10-Q/A is to amend our disclosure in Part I, Item 4 “Controls and Procedures,” of the Original Report to change the conclusions of our principal executive officer and principal financial officer regarding the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2014 in light of management’s conclusion that the Company’s internal control over financial reporting contained a material weakness at December 31, 2013 which had not been remediated by the end of the fiscal quarter ended June 30, 2014. The remainder of the Original Report, including the financial statements and supplementary data, remains unchanged except for the inclusion of new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as required in connection with the filing of this Quarterly Report on Form 10-Q/A. Notwithstanding the existence of this material weakness, management has concluded that the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013, as initially filed on February 24, 2014, or in its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 or June 30, 2014, as initially filed on May 7, 2014 and July 29, 2014, respectively are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, in connection with the filing of the Form 10-Q on July 29, 2014, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. Subsequent to that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, because a material weakness in the Company’s internal control over financial reporting existed at December 31, 2013 and had not been remediated by the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q. This material weakness in the Company’s internal control over financial reporting and the Company’s remediation efforts are described below.

Material Weakness in Internal Control Over Financial Reporting

Subsequent to the evaluation made in connection with the filing of the Form 10-Q on July 29, 2014, management reassessed the effectiveness of the Company’s internal control over financial reporting. Based on this evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, identified a material weakness related in the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company failed to design controls upon the adoption of ASC 810-10, as amended by ASU 2009-17, to assess whether it has the potential to receive collateral management fees that could be significant and failed to design appropriate controls over the requirement to continuously reassess its variable interest entities at appropriate levels of precision. As a result, the Company’s analysis of whether it has the potential to receive collateral management fees that could be significant was not at the appropriate levels of precision to determine whether to consolidated certain variable interest entities. This material weakness could result in a failure to consolidate certain variable interest entities that could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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