Form 10-Q
period 2014-09-30
VIRTUS INVESTMENT PARTNERS, INC.
filed 2014-11-07
CIK 883237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the registrant’s common stock was 9,059,976 as of October 27, 2014.

VIRTUS INVESTMENT PARTNERS, INC.

“We,” “us,” “our,” the “Company” and “Virtus” as used in this Quarterly Report on Form 10-Q, refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Virtus Investment Partners, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2014	December 31, 2013
($ in thousands, except share data)
Assets:
Cash and cash equivalents	$172,709	$271,014
Cash of consolidated sponsored investment products	1,055	531
Cash pledged or on deposit of consolidated sponsored investment products	12,492	—
Investments	63,659	37,258
Investments of consolidated sponsored investment products	241,107	139,054
Accounts receivable, net	53,045	50,166
Furniture, equipment, and leasehold improvements, net	7,291	7,219
Intangible assets, net	42,710	44,633
Goodwill	5,260	5,260
Deferred taxes, net	59,668	64,500
Other assets	28,249	15,724
Other assets of consolidated sponsored investment products	8,756	9,595

Total assets	$696,001	$644,954

Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$42,924	$53,140
Accounts payable and accrued liabilities	33,389	29,912
Dividends payable	4,229	—
Other liabilities	8,926	18,413
Liabilities of consolidated sponsored investment products	23,838	8,435

Total liabilities	113,306	109,900

Commitments and Contingencies (Note 11)
Redeemable noncontrolling interests	22,265	42,186
Equity:
Equity attributable to stockholders:
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 9,546,252 shares issued and 9,059,378 shares outstanding at September 30, 2014 and 9,455,521 shares issued and 9,105,521 shares outstanding at December 31, 2013	95	95
Additional paid-in capital	1,150,716	1,135,644
Accumulated deficit	(526,400)	(605,221)
Accumulated other comprehensive loss	(140)	(150)
Treasury stock, at cost, 486,874 shares at September 30, 2014 and 350,000 shares at December 31, 2013	(63,695)	(37,438)

Total equity attributable to stockholders	560,576	492,930
Noncontrolling interests	(146)	(62)

Total equity	560,430	492,868

Total liabilities and equity	$696,001	$644,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
($ in thousands, except per share data)
Revenues
Investment management fees	$78,960	$67,119	$225,289	$189,371
Distribution and service fees	23,671	20,322	70,049	57,007
Administration and transfer agent fees	14,804	12,492	41,819	35,248
Other income and fees	406	476	1,304	1,091

Total revenues	117,841	100,409	338,461	282,717

Operating Expenses
Employment expenses	35,246	33,022	105,756	98,311
Distribution and administration expenses	29,180	25,253	96,139	71,133
Other operating expenses	11,288	8,538	34,952	27,778
Other operating expenses of consolidated sponsored investment products	1,246	231	2,374	547
Restructuring and severance	294	—	294	203
Depreciation and other amortization	713	610	2,040	1,782
Amortization expense	947	1,125	2,851	3,351

Total operating expenses	78,914	68,779	244,406	203,105

Operating Income	38,927	31,630	94,055	79,612

Other Income (Expense)
Realized and unrealized (loss) gain on investments, net	(1,039)	1,285	1,712	1,887
Realized and unrealized (loss) gain on investments of consolidated sponsored investment products, net	(5,330)	324	1,150	(2,460)
Other income, net	233	111	573	82

Total other (expense) income, net	(6,136)	1,720	3,435	(491)

Interest Income (Expense)
Interest expense	(149)	(207)	(412)	(634)
Interest and dividend income	326	126	1,053	426
Interest and dividend income of investments of consolidated sponsored investment products	2,222	600	4,734	1,692

Total interest income, net	2,399	519	5,375	1,484

Income Before Income Taxes	35,190	33,869	102,865	80,605
Income tax (benefit) expense	(1,805)	12,567	24,311	30,335

Net Income	36,995	21,302	78,554	50,270
Noncontrolling interests	345	(213)	267	164

Net Income Attributable to Common Stockholders	$37,340	$21,089	$78,821	$50,434

Earnings per share—Basic	$4.10	$2.64	$8.65	$6.40

Earnings per share—Diluted	$4.02	$2.56	$8.46	$6.21

Cash dividends declared per share	$0.45	$—	$0.90	$—

Weighted Average Shares Outstanding—Basic (in thousands)	9,096	7,995	9,115	7,879

Weighted Average Shares Outstanding—Diluted (in thousands)	9,279	8,227	9,322	8,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
($ in thousands)
Net Income	$36,995	$21,302	$78,554	$50,270
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $56 and $(23) for the three months ended September 30, 2014 and 2013, respectively and $49 and $(12) for the nine months ended September 30, 2014 and 2013, respectively	(93)	37	(80)	19
Unrealized (loss) gain on available-for-sale securities, net of tax of $60 and $29 for the three months ended September 30, 2014 and 2013, respectively and $(55) and $207 for the nine months ended September 30, 2014 and 2013, respectively	(95)	(48)	90	91

Other comprehensive (loss) income	(188)	(11)	10	110

Comprehensive income	36,807	21,291	78,564	50,380
Comprehensive loss (income) attributable to noncontrolling interests	345	(213)	267	164

Comprehensive income attributable to common stockholders	$37,152	$21,078	$78,831	$50,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
($ in thousands)
Cash Flows from Operating Activities:
Net income	$78,554	$50,270
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense, intangible asset and other amortization	5,055	5,291
Stock-based compensation	7,021	5,983
Excess tax benefits from stock-based compensation	(25,089)	—
Amortization of deferred commissions	14,032	10,032
Payments of deferred commissions	(11,761)	(13,993)
Equity in earnings of equity method investments	(295)	(94)
Realized and unrealized gains on trading securities	(1,712)	(1,887)
Realized and unrealized (gains) losses on investments of consolidated sponsored investment products	(1,247)	2,460
Sales (purchases) of trading securities, net	24,996	(1,163)
Purchase of investments by consolidated sponsored investment products, net	(190,123)	(53,531)
Sale of securities sold short by consolidated sponsored investment products, net	10,461	—
Deferred income taxes	4,826	29,001
Changes in operating assets and liabilities:
Cash pledged or on deposit of consolidated sponsored investment products	(12,492)	—
Accounts receivable, net and other assets	(17,776)	(10,083)
Other assets of consolidated sponsored investment products	(481)	(40,944)
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	8,424	3,786
Liabilities of consolidated sponsored investment products	5,319	40,951

Net cash (used in) provided by operating activities	(102,288)	26,079

Cash Flows from Investing Activities:
Capital expenditures	(1,814)	(1,654)
Asset acquisitions	(5,000)	(3,364)
Change in cash and cash equivalents of consolidated sponsored investment products due to deconsolidation	(366)	(666)
Purchase of available-for-sale securities	(260)	(145)

Net cash used in investing activities	(7,440)	(5,829)

Cash Flows from Financing Activities:
Contingent consideration paid for acquired investment management contracts	—	(420)
Proceeds from issuance of debt by consolidated sponsored investment products	1,200	—
Dividends paid	(4,104)	—
Repurchase of common shares	(26,257)	(19,704)
Proceeds from exercise of stock options	660	478
Taxes paid related to net share settlement of restricted stock units	(9,512)	(7,493)
Proceeds from issuance of common stock, net of issuance costs	—	191,800
Payment on debt and deferred financing costs	—	(15,026)
Excess tax benefits from stock-based compensation	25,089	—
Contributions of noncontrolling interests, net	24,871	11,396

Net cash provided by financing activities	11,947	161,031

Net (decrease) increase in cash and cash equivalents	(97,781)	181,281
Cash and cash equivalents, beginning of period	271,545	63,446

Cash and Cash Equivalents, end of period	$173,764	$244,727

Non-Cash Financing Activities:
(Decrease) increase to noncontrolling interest due to (deconsolidation) consolidation of sponsored investment products, net	$(44,613)	$4,414
Dividend payable	$4,229	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

					Accumulated			Total			Redeemable
			Additional		Other			Attributed	Non-		Non-
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		To	controlling	Total	controlling
	Shares	Par Value	Capital	Deficit	(Loss) Income	Shares	Amount	Stockholders	Interests	Equity	Interests
($ in thousands)
Balances at December 31, 2012	7,826,674	$81	$942,825	$(680,411)	$(287)	245,000	$(17,734)	$244,474	$(3)	$244,471	$3,163
Net income (loss)	—	—	—	50,434	—	—	—	50,434	(46)	50,388	(118)
Net unrealized gain on securities available-for-sale	—	—	—	—	91	—	—	91	—	91	—
Foreign currency translation adjustment	—	—	—	—	19	—	—	19	—	19	—
Activity of noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	15,810
Issuance of common stock, net	1,298,386	13	191,568	—	—	—	—	191,581	—	191,581	—
Repurchase of common shares	(105,000)	—	—	—	—	105,000	(19,704)	(19,704)	—	(19,704)	—
Issuance of common stock related to employee stock transactions	80,738	1	982	—	—	—	—	983	—	983	—
Taxes paid on stock-based compensation			(7,493)					(7,493)		(7,493)	—
Stock-based compensation	—	—	5,468	—	—	—	—	5,468	—	5,468	—

Balances at September 30, 2013	9,100,798	$95	$1,133,350	$(629,977)	$(177)	350,000	$(37,438)	$465,853	$(49)	$465,804	$18,855

Balances at December 31, 2013	9,105,521	$95	$1,135,644	$(605,221)	$(150)	350,000	$(37,438)	$492,930	$(62)	$492,868	$42,186
Net income (loss)	—	—	—	78,821	—	—	—	78,821	(84)	78,737	(183)
Net unrealized gain on securities available-for-sale	—	—	—	—	90	—	—	90	—	90	—
Foreign currency translation adjustment	—	—	—	—	(80)	—	—	(80)	—	(80)	—
Activity of noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	(19,738)
Cash dividends declared	—	—	(8,333)	—	—	—	—	(8,333)		(8,333)	—
Repurchase of common shares	(136,874)	—	—	—	—	136,874	(26,257)	(26,257)	—	(26,257)	—
Issuance of common stock related to employee stock transactions	90,731	—	1,224	—	—	—	—	1,224	—	1,224	—
Taxes paid on stock-based compensation	—	—	(9,512)	—	—	—	—	(9,512)	—	(9,512)	—
Stock-based compensation	—	—	6,604	—	—	—	—	6,604	—	6,604	—
Excess tax benefits from stock-based compensation	—	—	25,089	—	—	—	—	25,089	—	25,089	—

Balances at September 30, 2014	9,059,378	$95	$1,150,716	$(526,400)	$(140)	486,874	$(63,695)	$560,576	$(146)	$560,430	$22,265

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

2. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The condensed consolidated financial statements include the accounts of the Company, its subsidiaries and sponsored investment products in which it has a controlling financial interest. Intercompany accounts and transactions have been eliminated. The Company is generally considered to have a controlling financial interest when it owns a majority of the voting interest in an entity or otherwise has the power to govern the financial and operating policies of the subsidiary. See Note 12 for additional information related to the consolidation of sponsored investment products. The Company also evaluates any variable interest entities (“VIEs”) in which the Company has a variable interest for consolidation. A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support, or (b) where as a group, the holders of equity investment at risk do not possess: (i) the power to direct the activities that most significantly impact the entity’s performance; (ii) the obligation to absorb expected losses or the right to receive expected residual returns of the entity; or (iii) proportionate voting and economic interests and where substantially all of the entity’s activities either involve or are conducted on behalf of the equity holders. If an entity has any of these characteristics, it is considered a VIE and required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that has both the power to direct the activities that most significantly impact the VIE’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2013 (collectively the “2013 Annual Report on Form 10-K”) filed with the Securities and Exchange Commission. The Company’s significant accounting policies, which have been consistently applied, are summarized in the 2013 Annual Report on Form 10-K, as amended.

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

3. Intangible Assets, Net

Intangible assets, net are summarized as follows:

	September 30,	December 31,
	2014	2013
($ in thousands)
Definite-lived intangible assets:
Investment contracts	$158,747	$157,882
Accumulated amortization	(148,453)	(145,665)

Definite-lived intangible assets, net	10,294	12,217
Indefinite-lived intangible assets	32,416	32,416

Total intangible assets, net	$42,710	$44,633

Activity in intangible assets, net is as follows:

	Nine Months Ended September 30,
	2014	2013
($ in thousands)
Intangible assets, net
Balance, beginning of period	$44,633	$48,711
Purchases	1,075	356
Amortization	(2,998)	(3,160)

Balance, end of period	$42,710	$45,907

4. Investments

Investments consist primarily of investments in our sponsored mutual funds. The Company’s investments, excluding the assets of consolidated sponsored investment products discussed in Note 12, at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
($ in thousands)
Marketable securities	$50,845	$28,968
Equity method investments	7,235	4,070
Nonqualified retirement plan assets	4,654	4,220
Other investments	925	—

Total investments	$63,659	$37,258

Marketable Securities

The Company’s marketable securities consist of both trading and available-for-sale securities. The composition of the Company’s marketable securities is summarized as follows:

September 30, 2014

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored funds	$37,426	$(633)	$2,036	$38,829
Equity securities	8,255	—	672	8,927
Available-for-sale:
Sponsored funds	3,074	(136)	151	3,089

Total marketable securities	$48,755	$(769)	$2,859	$50,845

December 31, 2013

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored funds	$16,079	$(704)	$2,529	$17,904
Equity securities	7,043	—	1,336	8,379
Available-for-sale:
Sponsored funds	2,815	(145)	15	2,685

Total marketable securities	$25,937	$(849)	$3,880	$28,968

For the three months ended September 30, 2014 and 2013, the Company recognized realized gains of $1.7 million and $0.2 million, respectively, and $6.2 million and $0.5 million for the nine months ended September 30, 2014 and 2013, respectively, on trading securities.

5. Fair Value Measurements

The Company’s assets and liabilities measured at fair value, excluding the assets and liabilities of consolidated sponsored investment products discussed in Note 12, on a recurring basis as of September 30, 2014 and December 31, 2013 by fair value hierarchy level were as follows:

September 30, 2014

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$171,934	$—	$—	$171,934
Marketable securities trading:
Sponsored funds	38,829	—	—	38,829
Equity securities	8,927	—	—	8,927
Marketable securities available for sale:
Sponsored funds	3,089	—	—	3,089
Other investments:
Nonqualified retirement plan assets	4,654	—	—	4,654

Total assets measured at fair value	$227,433	$—	$—	$227,433

December 31, 2013

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$270,262	$—	$—	$270,262
Marketable securities trading:
Sponsored funds	17,904	—	—	17,904
Equity securities	8,379	—	—	8,379
Marketable securities available for sale:
Sponsored funds	2,685	—	—	2,685
Other investments:
Nonqualified retirement plan assets	4,220	—	—	4,220

Total assets measured at fair value	$303,450	$—	$—	$303,450

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

Transfers into and out of levels are reflected when significant inputs, including market inputs or performance attributes, used for the fair value measurement become observable or unobservable or when the Company determines it has the ability, or no longer has the ability, to redeem, in the near term, certain investments that the Company values using a net asset value, or if the book value of certain equity method investments no longer represents fair value. There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2014 and 2013.

6. Treasury Stock and Dividends

During the nine months ended September 30, 2014 and 2013, the Company repurchased 136,874 and 105,000 common shares, respectively, at a weighted average price of $191.79 and $187.61 per share, respectively, plus transaction costs for a total cost of approximately $26.3 million and $19.7 million, respectively. The Company has repurchased a total of 486,874 shares of common stock at a weighted average price of $130.78 per share plus transaction costs for a total cost of $63.7 million under its share repurchase program. At September 30, 2014, there were 213,126 shares of common stock available to repurchase under the Company’s current authorization through the share repurchase program.

In August 2014, the Company paid a cash dividend on the Company’s common stock in the amount of $0.45 per share totaling $4.1 million. On August 13, 2014, the Board of Directors approved a cash dividend on the Company’s common stock in the amount of $0.45 per share to stockholders of record as of October 31, 2014, estimated at $4.1 million, to be paid on November 14, 2014.

7. Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, by component, for the nine months ended September 30, 2014 and 2013 were as follows:

	Unrealized Gains and (Losses) on Securities Available-for- Sale	Foreign Currency Translation Adjustments
($ in thousands)
Balance December 31, 2013	$(231)	$81

Unrealized net gains on investments, net of tax of ($55)	90	—
Foreign currency translation adjustments, net of tax of $49	—	(80)
Amounts reclassified from accumulated other comprehensive income	—	—

Net current-period other comprehensive income	90	(80)

Balance September 30, 2014	$(141)	$1

($ in thousands)	Unrealized Gains and (Losses) on Securities Available-for- Sale	Foreign Currency Translation Adjustments
Balance December 31, 2012	$(287)	$—

Unrealized net gains on investments, net of tax of $207	91	—
Foreign currency translation, net of tax of ($12)	—	19
Amounts reclassified from accumulated other comprehensive income	—	—

Net current-period other comprehensive income	91	19

Balance September 30, 2013	$(196)	$19

8. Stock-based Compensation

The Company has an Omnibus Incentive and Equity Plan (the “Plan”) under which officers, employees and directors may be granted equity-based awards, including restricted stock units (“RSUs”), stock options and unrestricted shares of common stock. At September 30, 2014, 427,045 shares of common stock remain available for issuance of the 1,800,000 shares that were reserved for issuance under the Plan. Each RSU entitles the holder to one share of common stock when the restriction expires. RSUs generally have a term of one to three years and may be time-vested or performance-contingent. Stock options generally cliff vest after three years and have a contractual life of ten years. Stock options are granted with an exercise price equal to the fair market value of the shares at the date of grant. The fair value of each RSU is estimated using the intrinsic value method, which is based on the fair market value price on the date of grant unless it contains a performance metric that is considered a market condition. RSUs that contain a market condition are valued using a simulation valuation model. Shares that are issued upon exercise of stock options and vesting of RSUs are newly issued shares from the Plan and are not issued from treasury stock.

Restricted Stock Units

RSU activity for the nine months ended September 30, 2014 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	233,763	$87.97
Granted	76,387	$184.31
Forfeited	(10,966)	$132.15
Settled	(117,914)	$60.91

Outstanding at September 30, 2014	181,270	$143.50

For the nine months ended September 30, 2014 and 2013, a total of 50,952 and 38,128 RSUs, respectively, were withheld by the Company as a result of net share settlements to satisfy employee tax withholding obligations. During the nine months ended September 30, 2014 and 2013, the Company paid $9.5 million and $7.5 million, respectively, in employee tax withholding obligations related to employee share transactions during each period. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have been otherwise issued as a result of the vesting or exercise.

Stock Options

Stock option activity for the nine months ended September 30, 2014 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	190,160	$20.11
Granted	—	$—
Exercised	(22,912)	$29.42
Forfeited	—	$—

Outstanding at September 30, 2014	167,248	$18.83

The Company recognized total stock compensation expense of $2.5 million and $2.0 million, respectively, and $7.0 million and $6.0 million, respectively, for the three and nine months ended September 30, 2014 and 2013. As of September 30, 2014 and 2013, unamortized stock-based compensation expense for unvested RSUs was $15.1 million and $11.2 million, with a weighted-average remaining amortization period of 1.4 years and 1.2 years, respectively. There was no unamortized stock-based compensation expense related to stock options as of September 30, 2014 as all outstanding options were fully vested and unamortized stock-based compensation expense related to stock options was $0.1 million with a weighted-average remaining amortization period of 0.5 years at September 30, 2013.

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

The computation of basic and diluted EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
($ in thousands, except per share amounts)
Net Income	$36,995	$21,302	$78,554	$50,270
Noncontrolling interests	345	(213)	267	164

Net Income Attributable to Common Stockholders	$37,340	$21,089	$78,821	50,434

Shares (in thousands):
Basic: Weighted-average number of shares outstanding	9,096	7,995	9,115	7,879
Plus: Incremental shares from assumed conversion of dilutive instruments	183	232	207	246

Diluted: Weighted-average number of shares outstanding	9,279	8,227	9,322	8,125

Earnings per share - basic	$4.10	$2.64	$8.65	$6.40
Earnings per share - diluted	$4.02	$2.56	$8.46	$6.21
Cash dividends declared per share	$0.45	$—	$0.90	$—

For the three and nine months ended September 30, 2014, there were no instruments excluded from the above computations of weighted-average shares for diluted EPS. For both the three and nine months ended September 30, 2013, there were 3,115 instruments excluded from the above computations of weighted-average shares for diluted EPS because their effect would be anti-dilutive.

10. Income Taxes

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

The provision for income taxes reflects U.S. federal, state and local taxes at an estimated effective tax rate of (5.1)% and 37.1% and 23.6% and 37.6% for the three and nine months ended September 30, 2014 and 2013, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2014 was impacted by a net tax benefit of approximately $15.5 million due to the settlement of audits of its 2011 federal corporate income tax return. The net benefit is comprised of the recognition of tax benefits from uncertain tax positions of approximately $31.0 million and a reduction in the deferred tax assets of approximately $15.5 million which are related to a loss resulting from the past dissolution of a subsidiary.

During the quarter ended September 30, 2014, the Company recognized tax benefits of $25.1 million related to cumulative windfall deductions on certain stock-based incentive plans. Under Accounting Standard Codification (“ASC”) 718, Compensation-Stock Compensation, these tax benefits are utilized for financial statement purposes when they serve to reduce income taxes payable. Under the Company’s accounting policy, net operating losses and benefits from other sources are recognized before these windfall benefit carryforwards. The tax benefit related to these windfall deductions was recorded as an increase to Stockholders’ Equity.

11. Commitments and Contingencies

Legal Matters

The Company is regularly involved in litigation and arbitration as well as examinations and investigations by various regulatory bodies, including the SEC, involving its compliance with, among other things, securities laws, client investment guidelines, laws governing the activities of broker-dealers and other laws and regulations affecting its products and other activities. Legal and regulatory matters of this nature may involve the Company’s activities as an employer, issuer of securities, investor, investment adviser, broker-dealer or taxpayer. The Company cannot predict the ultimate outcome of such legal claims or matters or in certain instances provide reasonable ranges of potential losses. As of the date of this report, the Company believes that the outcomes of its legal or regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on its consolidated financial condition. However, in the event of unexpected subsequent developments and given the inherent unpredictability of these legal and regulatory matters, the Company can provide no assurance that its assessment of any claim, dispute, regulatory examination or investigation or other legal matter will reflect the ultimate outcome and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.

12. Consolidated Sponsored Investment Products

Sponsored Investment Products

In the normal course of its business, the Company sponsors various types of investment products. The Company consolidates an investment product when it owns a majority of the voting interest in the entity or it is the primary beneficiary of an investment product that is a VIE. The consolidation and deconsolidation of these investment products has no impact on net income attributable to stockholders. The Company’s risk with respect to these investments is limited to its investment in these products. The Company has no right to the benefits from, and does not bear the risks associated with, these investment products, beyond the Company’s investments in, and fees generated from these products. If the Company were to liquidate, these investments would not be available to the general creditors of the Company. The Company does not consider cash and investments held by consolidated sponsored investment products to be assets of the Company other than its direct investment in these products.

As of September 30, 2014 and December 31, 2013, the Company consolidated twelve and eight sponsored investment products, respectively. During the nine months ended September 30, 2014, the Company consolidated five additional sponsored investment products and deconsolidated one sponsored investment product because it no longer had a majority voting interest.

The following table presents the balances of the consolidated sponsored investment products that were reflected in the Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013:

	As of
	September 30, 2014	December 31, 2013
($ in thousands)
Total cash	$13,547	$531
Total investments	241,107	139,054
All other assets	8,756	9,595
Total liabilities	(23,838)	(8,435)
Redeemable noncontrolling interests	(22,265)	(42,186)

The Company’s net interests in consolidated sponsored investment products	$217,307	$98,559

Consolidation

The following tables reflect the impact of the consolidated sponsored investment products in the Condensed Consolidated Balance Sheets as of September, 30, 2014 and December 31, 2013, respectively:

As of September 30, 2014

	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Balance Sheet
($ in thousands)
Total cash	$172,709	$13,547	$—	$186,256
Total investments	280,953	241,107	(217,294)	304,766
All other assets	196,236	8,756	(13)	204,979

Total assets	$649,898	$263,410	$(217,307)	$696,001

Total liabilities	$89,468	$23,851	$(13)	$113,306
Redeemable noncontrolling interests	—	—	22,265	22,265
Equity attributable to stockholders of the Company	560,576	239,559	(239,559)	560,576
Non-redeemable noncontrolling interests	(146)	—	—	(146)

Total liabilities and equity	$649,898	$263,410	$(217,307)	$696,001

(a)	Adjustments include the elimination of intercompany transactions between the Company and its consolidated sponsored investment products, primarily the elimination of the investments and equity and recording of any noncontrolling interest.

As of December 31, 2013

	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Balance Sheet
($ in thousands)
Total cash	$271,014	$531	$—	$271,545
Total investments	135,692	139,054	(98,434)	176,312
All other assets	187,627	9,595	(125)	197,097

Total assets	$594,333	$149,180	$(98,559)	$644,954

Total liabilities	$101,465	$8,560	$(125)	$109,900
Redeemable noncontrolling interests	—	—	42,186	42,186
Equity attributable to stockholders of the Company	492,930	140,620	(140,620)	492,930
Non-redeemable noncontrolling interests	(62)	—	—	(62)

Total liabilities and equity	$594,333	$149,180	$(98,559)	$644,954

(a)	Adjustments include the elimination of intercompany transactions between the Company and its consolidated sponsored investment products, primarily the elimination of the investments and equity and recording of any noncontrolling interest.

The following table reflects the impact of the consolidated sponsored investment products in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2014 and 2013, respectively:

For the Three Months Ended September 30, 2014

	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Statement of Operations
($ in thousands)
Total operating revenues	$117,808	$—	$33	$117,841
Total operating expenses	77,668	1,213	33	78,914

Operating income (loss)	40,140	(1,213)	—	38,927

Total other non-operating (loss) income	(4,649)	(3,109)	4,021	(3,737)

Income (loss) before income tax expense	35,491	(4,322)	4,021	35,190
Income tax benefit	(1,805)	—	—	(1,805)

Net income (loss)	37,296	(4,322)	4,021	36,995
Noncontrolling interests	44	—	301	345

Net income (loss) attributable to common stockholders	$37,340	$(4,322)	$4,322	$37,340

(a)	Adjustments include the elimination of intercompany transactions between the Company and its consolidated sponsored investment products, primarily the elimination of the investments and equity and recording of any noncontrolling interest.

For the Three Months Ended September 30, 2013

	Balance Before Consolidation of Investment Products	Consolidated Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Statement of Operations
($ in thousands)
Total operating revenues	$100,319	$—	$90	$100,409
Total operating expenses	68,547	142	90	68,779

Operating income (loss)	31,772	(142)	—	31,630

Total other non-operating income (expense)	1,870	923	(554)	2,239

Income (loss) before income tax expense	33,642	781	(554)	33,869
Income tax expense	12,567	—	—	12,567

Net income (loss)	21,075	781	(554)	21,302
Noncontrolling interests	14	—	(227)	(213)

Net income (loss) attributable to common stockholders	$21,089	$781	$(781)	$21,089

(a)	Adjustments include the elimination of intercompany transactions between the Company and its consolidated sponsored investment products, primarily the elimination of the investments and equity and recording of any noncontrolling interest.

For the Nine Months Ended September 30, 2014

	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Statement of Operations
($ in thousands)
Total operating revenues	$338,534	$—	$(73)	$338,461
Total operating expenses	242,032	2,447	(73)	244,406

Operating income (loss)	96,502	(2,447)	—	94,055

Total other non-operating income (expense)	6,545	5,883	(3,618)	8,810

Income (loss) before income tax expense	103,047	3,436	(3,618)	102,865
Income tax expense	24,311	—	—	24,311

Net income (loss)	78,736	3,436	(3,618)	78,554
Noncontrolling interests	85	—	182	267

Net income (loss) attributable to common stockholders	$78,821	$3,436	$(3,436)	$78,821

(a)	Adjustments include the elimination of intercompany transactions between the Company and its consolidated sponsored investment products, primarily the elimination of the investments and equity and recording of any noncontrolling interest.

For the Nine Months Ended September 30, 2013

	Balance Before Consolidation of Investment Products	Consolidated Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Statement of Operations
($ in thousands)
Total operating revenues	$282,575	$—	$142	$282,717
Total operating expenses	202,557	406	142	203,105

Operating income (loss)	80,018	(406)	—	79,612

Total other non-operating income (expense)	705	(768)	1,056	993

Income (loss) before income tax expense	80,723	(1,174)	1,056	80,605
Income tax expense	30,335	—	—	30,335

Net income (loss)	50,388	(1,174)	1,056	50,270
Noncontrolling interests	46	—	118	164

Net income (loss) attributable to common stockholders	$50,434	$(1,174)	$1,174	$50,434

(a)	Adjustments include the elimination of intercompany transactions between the Company and its consolidated sponsored investment products, primarily the elimination of the investments and equity and recording of any noncontrolling interest.

Fair Value Measurements of Consolidated Sponsored Investment Products

The assets and liabilities of the consolidated sponsored investment products measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 by fair value hierarchy level were as follows:

September 30, 2014

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Debt securities	$—	$146,245	$447	$146,692
Equity securities	94,219	196	—	94,415
Derivatives	140	148	—	288

Total Assets Measured at Fair Value	$94,359	$146,589	$447	$241,395

Liabilities
Short sales	$10,249	$485	$—	$10,734

Total Liabilities Measured at Fair Value	$10,249	$485	$—	$10,734

December 31, 2013

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Debt securities	$—	$47,114	$—	$47,114
Equity securities	91,940	—	—	91,940

Total Assets Measured at Fair Value	$91,940	$47,114	$—	$139,054

The following is a discussion of the valuation methodologies used for the assets and liabilities of the Company’s consolidated sponsored investment products measured at fair value.

Investments of consolidated sponsored investment products represent the underlying debt and equity securities held in sponsored products which are consolidated by the Company. Equity securities are valued at the official closing price on the exchange on which the securities are traded and are categorized within Level 1. Level 2 investments include certain equity securities for which closing prices are not readily available or are deemed to not reflect readily available market prices and are valued using an independent pricing service as well as most debt securities, which are valued based on quotations received from independent pricing services or from dealers who make markets in such securities. Pricing services do not provide pricing for all securities, and therefore indicative bids from dealers are utilized, which are based on pricing models used by market makers in the security and are also included within Level 2. Level 3 investments include debt securities that are not widely traded, are illiquid and are priced by dealers based on pricing models used by market makers in the security.

The following table is a reconciliation of assets of consolidated sponsored investment products for Level 3 investments for which significant unobservable inputs were used to determine fair value.

Level 3 Debt securities (a)
Balance at December 31, 2013	$—
Purchases	450
Sales	—
Paydowns	(2)
Change in unrealized gain/loss	(1)

Balance at September 30, 2014	$447

(a)	None of the securities in the above table are internally fair valued at September 30, 2014.

There were no transfers between Level 1, Level 2 and Level 3 during the nine months ended September 30, 2014. Securities held by the consolidated sponsored investment products, with an end-of-period value of $5.2 million, were transferred from Level 2 to Level 1 during the nine months ended September 30, 2013 due to the availability of unadjusted quoted market prices in active markets.

Derivatives

Beginning in the second quarter of 2014, the Company consolidated investment products which include derivative instruments as part of their investment strategies. These derivatives may include futures contracts, options contracts and forward contracts. The fair value of such derivatives at September 30, 2014 was immaterial. The change in fair value of such derivatives, which is recorded in realized and unrealized gain (loss) on investments of consolidated sponsored investment products, net, was immaterial for the three and nine months ended September 30, 2014. In connection with entering into these derivative contracts, these funds may be required to pledge to the broker an amount of cash equal to the “initial margin” requirements that varies based on the type of derivative. The cash pledged or on deposit is recorded in the Condensed Consolidated Balance Sheet of the Company as Cash pledged or on deposit of consolidated sponsored investment products.

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

13. New Accounting Standards

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-13, Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity (“CFE”). This new guidance requires reporting entities to use the more observable of the fair value of the financial assets or the financial liabilities to measure the financial assets and the financial liabilities of a CFE when a CFE is initially consolidated. It permits entities to make an accounting policy election to apply this same measurement approach after initial consolidation or to apply other GAAP to account for the consolidated CFE’s financial assets and financial liabilities. It also prohibits all entities from electing to use the fair value option in ASC 825, Financial Instruments, to measure either the financial assets or financial liabilities of a consolidated CFE that is within the scope of this issue. This guidance is effective for fiscal years beginning after December 15, 2015, and interim periods therein. Early adoption is permitted using a modified retrospective transition approach as described in the pronouncement. The Company does not expect this standard to have a material effect on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. Companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is prohibited. The Company is currently evaluating the impact ASU 2014-09 is expected to have on its consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. ASU 2013-11 became effective for the Company on January 1, 2014. The Company adopted this standard as of January 1, 2014. The adoption of this standard did not have a material impact on the Company’s financial results.

In June 2013, the FASB issued ASU No. 2013-08, Investment Companies: Amendments to the Scope, Measurement and Disclosure Requirements. The new standard clarifies the characteristics of an investment company and provides comprehensive guidance for assessing whether an entity is an investment company. The amendments apply to an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013. The Company adopted this standard as of January 1, 2014. The adoption of this standard did not have a material impact on the Company’s financial results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “intend,” “believe,” “may,” “will,” “should,” “could,” “continue,” “project,” “opportunity,” “predict,” “would,” “potential,” “future,” “guarantee,” “assume,” “likely,” “target,” “forecast” or similar statements or variations of such terms.

Our forward-looking statements are based on a series of expectations, assumptions and projections about our Company and the markets in which we operate, are not guarantees of future results or performance and involve substantial risks and uncertainty, including assumptions and projections concerning our assets under management, net cash inflows and outflows, operating cash flows and future credit facilities, for all future periods. All of our forward-looking statements contained in this Quarterly Report are as of the date of this Quarterly Report only.

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

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013, as amended, and in this Quarterly Report on Form 10-Q, as well as the following risks and uncertainties: (a) any reduction in our assets under management; (b) damage to our reputation; (c) our inability to attract and retain key personnel; (d) the competition we face in our business; (e) adverse regulatory and legal developments; (f) limitations on our deferred tax assets; (g) changes in key distribution or unaffiliated sub advisory relationships; (h) interruptions in service or failure to provide service by third-party service providers; (i) impairment of our goodwill or intangible assets; (j) lack of availability of required and necessary capital on satisfactory terms; (k) liabilities and losses not covered by our insurance policies; and (l) certain other risks and uncertainties described in our 2013 Annual Report on Form 10-K, as amended, or in any of our filings with the Securities and Exchange Commission (“SEC”). Any occurrence of, or any material adverse change in, one or more risk factors or risks and uncertainties referred to in this Quarterly Report or included in our 2013 Annual Report on Form 10-K, as amended, or our other periodic reports filed with the SEC could materially and adversely affect our operations, financial results, cash flows, prospects and liquidity.

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

Our separately managed accounts are distributed through financial intermediaries and directly by teams at our affiliated managers. Our institutional distribution strategy is an affiliate-centric and coordinated model. Through relationships with consultants, our affiliates target key market segments, including foundations and endowments, corporate and public and private pension plans.

Financial Highlights

•	Total revenues were $117.8 million in the third quarter of 2014, an increase of $17.4 million, or 17.4% from $100.4 million in the third quarter of 2013. Total revenues increased in the third quarter of 2014 compared to the same period in the prior year as a result of higher average assets under management and an increase in average fees earned.

•	Long-term open-end mutual fund sales in the third quarter of 2014 remained relatively balanced among asset strategies, with 26.8% of sales in domestic equity funds, 30.0% in fixed income strategies, 33.1% of sales in international equity funds, and 10.1% in alternative strategies.

•	Net income attributable to common stockholders in the third quarter of 2014 increased 77.1% to $37.3 million, from $21.1 million, in third quarter of 2013, which includes a net tax benefit, related to the resolution of uncertain tax positions, of $15.5 million in the third quarter of 2014. Earnings per diluted common share increased 57.0% to $4.02 in the third quarter of 2014 from $2.56 in the third quarter of 2013.

Assets Under Management

At September 30, 2014, we managed $60.9 billion in total assets, representing an increase of $5.9 billion, or 10.7%, from the $55.0 billion managed at September 30, 2013 and an increase of $3.2 billion, or 5.4%, from December 31, 2013. Long-term assets under management, which exclude cash management products, were $59.5 billion at September 30, 2014, an increase of $6.1 billion, or 11.6%, from $53.4 billion at September 30, 2013 and an increase of $3.3 billion, or 6.0%, from December 31, 2013. Average assets under management, which generally correspond to our fee-earning asset levels, were $59.3 billion for the nine months ended September 30, 2014, an increase of $7.5 billion, or 14.6%, from $51.8 billion for the nine months ended September 30, 2013.

On October 20, 2014, three of our money market funds were liquidated that had a combined $1.2 billion of assets under management as of September 30, 2014. This liquidation is expected to have no impact on our operating results.

Operating Results

In the third quarter of 2014, total revenues increased 17.4% to $117.8 million from $100.4 million in the third quarter of 2013. This increase was primarily the result of an increase in average assets under management. Operating income increased by 23.1% from $31.6 million in the third quarter of 2013 to $38.9 million in the third quarter of 2014, due to higher levels of average assets under management.

Assets Under Management by Product

The following table summarizes our assets under management by product:

	As of September 30,		Change
	2014	2013	2014 vs. 2013%
($ in millions)
Retail Assets
Mutual fund assets
Long-term open-end mutual funds	$39,838.8	$34,173.0	$5,665.8	16.6%
Closed-end funds	7,568.1	6,379.4	1,188.7	18.6%
Money market open-end funds	1,231.9	1,610.2	(378.3)	(23.5)%

Total mutual fund assets	48,638.8	42,162.6	6,476.2	15.4%

Variable insurance funds	1,237.5	1,286.8	(49.3)	(3.8)%
Separately managed accounts (1)	6,653.0	6,950.7	(297.7)	(4.3)%

Total retail assets	56,529.3	50,400.1	6,129.2	12.2%

Total institutional assets (1)	4,348.3	4,606.9	(258.6)	(5.6)%

Total Assets Under Management	$60,877.6	$55,007.0	$5,870.6	10.7%

Average Assets Under Management for the Nine Months Ended	$59,329.0	$51,780.8	$7,548.2	14.6%

(1)	Includes assets under management related to option strategies

Asset Flows by Product

The following table summarizes our asset flows by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Mutual Funds—Long-Term Open-End
Beginning balance	$39,819.1	$32,351.2	$36,367.7	$25,827.1
Inflows	3,034.5	4,256.0	9,824.3	15,036.5
Outflows	(2,382.9)	(3,125.3)	(8,169.8)	(7,742.3)

Net flows	651.6	1,130.7	1,654.5	7,294.2
Market performance	(697.9)	635.2	1,604.7	847.6
Other (1)	66.0	55.9	211.9	204.1

Ending balance	$39,838.8	$34,173.0	$39,838.8	$34,173.0

Mutual Funds—Closed-End
Beginning balance	$7,530.6	$6,422.3	$6,499.6	$6,231.6
Inflows	30.5	—	493.8	—
Outflows	—	—	—	—

Net flows	30.5	—	493.8	—
Market performance	(98.4)	118.7	676.1	507.3
Other (1)	105.4	(161.6)	(101.4)	(359.5)

Ending balance	$7,568.1	$6,379.4	$7,568.1	$6,379.4

Mutual Funds—Money Market
Beginning balance	$1,311.7	$1,707.7	$1,556.6	$1,994.1
Other (1)	(79.8)	(97.5)	(324.7)	(383.9)

Ending balance	$1,231.9	$1,610.2	$1,231.9	$1,610.2

Variable Insurance Funds
Beginning balance	$1,305.5	$1,250.8	$1,311.8	$1,295.7
Inflows	20.7	13.1	53.2	35.2
Outflows	(59.3)	(59.4)	(168.1)	(186.1)

Net flows	(38.6)	(46.3)	(114.9)	(150.9)
Market performance	(29.4)	82.3	40.6	141.5
Other (1)	—	—	—	0.5

Ending balance	$1,237.5	$1,286.8	$1,237.5	$1,286.8

Separately Managed Accounts (2)
Beginning balance	$6,862.4	$6,521.7	$7,433.1	$5,829.0
Inflows	319.2	312.7	1,069.9	1,004.3
Outflows	(343.3)	(283.4)	(1,832.3)	(812.7)

Net flows	(24.1)	29.3	(762.4)	191.6
Market performance	(180.5)	399.7	(42.1)	961.1
Other (1)	(4.8)	—	24.4	(31.0)

Ending balance	$6,653.0	$6,950.7	$6,653.0	$6,950.7

Institutional Accounts (2)
Beginning balance	$4,565.0	$4,399.3	$4,570.8	$4,359.5
Inflows	109.4	287.3	340.6	630.9
Outflows	(236.5)	(155.0)	(610.9)	(481.6)

Net flows	(127.1)	132.3	(270.3)	149.3
Market performance	(45.6)	96.4	172.4	192.4
Other (1)	(44.0)	(21.1)	(124.6)	(94.3)

Ending balance	$4,348.3	$4,606.9	$4,348.3	$4,606.9

Total
Beginning balance	$61,394.3	$52,653.0	$57,739.6	$45,537.0
Inflows	3,514.3	4,869.1	11,781.8	16,706.9
Outflows	(3,022.0)	(3,623.1)	(10,781.1)	(9,222.7)

Net flows	492.3	1,246.0	1,000.7	7,484.2
Market performance	(1,051.8)	1,332.3	2,451.7	2,649.9
Other (1)	42.8	(224.3)	(314.4)	(664.1)

Ending balance	$60,877.6	$55,007.0	$60,877.6	$55,007.0

(1)	Represents open-end and closed-end mutual fund distributions, net flows of cash management strategies, net flows and market performance on structured products and net flows from non-sales related activities such as asset acquisitions/(dispositions), marketable securities investments/(withdrawals) and the impact on assets from the use of leverage.
(2)	Includes assets under management related to option strategies.

The following table summarizes our assets under management by asset class:

	As of September 30,		Change		% of Total
	2014	2013	2014 vs. 2013%		2014	2013
($ in millions)
Asset Class
Equity	$35,573.6	$31,595.9	$3,977.7	12.6%	58.4%	57.4%
Fixed income	16,671.0	15,855.2	815.8	5.1%	27.4%	28.8%
Alternatives (1)	6,769.5	4,538.3	2,231.2	49.2%	11.1%	8.3%
Other (2)	1,863.5	3,017.6	(1,154.1)	(38.2%)	3.1%	5.5%

Total	$60,877.6	$55,007.0	$5,870.6	10.7%	100.0%	100.0%

(1)	Consists of non-traditional investment strategies such as long/short equity, real estate, master-limited partnerships and other.
(2)	Consists of cash management and option strategies. Options strategies were $522.8 million and $1,369.1 million at September 30, 2014 and 2013, respectively.

Average Assets Under Management and Average Basis Points

The following table summarizes the average assets under management and the average management fee basis points:

	Three Months Ended September 30,
	Average Fees Earned		Average Assets Under Management
	(expressed in basis points)		($ in millions)
	2014	2013	2014	2013
Products
Mutual Funds—Long-Term Open-End (1)(2)	51	51	$40,353.9	$33,604.3
Mutual Funds—Closed-End	67	63	7,571.4	6,442.9
Mutual Funds—Money Market Open-End (1)	—	1	1,310.1	1,672.5
Variable Insurance Funds (1)	52	57	1,285.7	1,280.4
Separately Managed Accounts (3)	51	48	6,793.5	6,495.8
Institutional Accounts (3)	35	34	4,483.6	4,484.3

All Products	51	49	$61,798.2	$53,980.2

	Nine Months Ended September 30,
	Average Fees Earned		Average Assets Under Management
	(expressed in basis points)		($ in millions)
	2014	2013	2014	2013
Products
Mutual Funds—Long-Term Open-End (1)(2)	52	51	$38,358.5	$31,480.6
Mutual Funds—Closed-End	65	61	6,966.6	6,486.7
Mutual Funds—Money Market Open-End (1)	—	2	1,354.7	1,737.2
Variable Insurance Funds (1)	52	57	1,285.1	1,299.7
Separately Managed Accounts (3)	52	49	6,825.5	6,299.0
Institutional Accounts (3)	36	33	4,538.6	4,477.6

All Products	51	49	$59,329.0	$51,780.8

(1)	Average fees earned are net of non-affiliated subadvisory fees.
(2)	Excludes the impact of consolidated sponsored investment products.
(3)	Includes assets under management related to option strategies.

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

The average fee rate earned for the three and nine months ended September 30, 2014 increased as compared to the same period in the prior year as equity and alternative products, which generally have higher fees, represented a higher percentage of our assets under management due to positive flows and market appreciation over the past four quarters. The average fee rate earned on closed-end funds increased for the three and nine months ended September 30, 2014 as compared to the same periods in 2013 due to the full quarter effect of the new Duff & Phelps Select Energy MLP Fund Inc. (NYSE: DSE) on the average fee rate earned. The average fee rate earned on separately managed accounts increased for the nine month period ended September 30, 2014 as compared to same period in 2013 primarily due to the redemption of low fee earning accounts.

Results of Operations

Summary Financial Data

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	2014 vs. 2013%		2014	2013	2014 vs. 2013%
($ in thousands)
Results of Operations
Investment management fees	$78,960	$67,119	$11,841	17.6%	$225,289	$189,371	$35,918	19.0%
Other revenue	38,881	33,290	5,591	16.8%	113,172	93,346	19,826	21.2%

Total revenues	117,841	100,409	17,432	17.4%	338,461	282,717	55,744	19.7%

Operating expenses	77,967	67,654	10,313	15.2%	241,555	199,754	41,801	20.9%
Amortization expense	947	1,125	(178)	(15.8)%	2,851	3,351	(500)	(14.9)%

Total operating expenses	78,914	68,779	10,135	14.7%	244,406	203,105	41,301	20.3%

Operating income	38,927	31,630	7,297	23.1%	94,055	79,612	14,443	18.1%
Other (expense) income, net	(6,136)	1,720	(7,856)	(456.7)%	3,435	(491)	3,926	(799.6)%
Interest income, net	2,399	519	1,880	362.2%	5,375	1,484	3,891	262.2%

Income before income taxes	35,190	33,869	1,321	3.9%	102,865	80,605	22,260	27.6%
Income tax (benefit) expense	(1,805)	12,567	(14,372)	(114.4)%	24,311	30,335	(6,024)	(19.9)%

Net income	36,995	21,302	15,693	73.7%	78,554	50,270	28,284	56.3%
Noncontrolling interests	345	(213)	558	262.0%	267	164	103	62.8%

Net income attributable to common stockholders	$37,340	$21,089	$16,251	77.1%	$78,821	$50,434	$28,387	56.3%

Revenues

Revenues by source are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	2014 vs. 2013%		2014	2013	2014 vs. 2013%
($ in thousands)
Investment management fees
Mutual funds	$64,571	$53,527	$11,044	20.6%	$181,709	$149,775	$31,934	21.3%
Separately managed accounts	8,776	7,909	867	11.0%	26,517	23,063	3,454	15.0%
Institutional accounts	3,938	3,830	108	2.8%	12,076	11,042	1,034	9.4%
Variable products	1,675	1,853	(178)	(9.6)%	4,987	5,491	(504)	(9.2)%

Total investment management fees	78,960	67,119	11,841	17.6%	225,289	189,371	35,918	19.0%
Distribution and service fees	23,671	20,322	3,349	16.5%	70,049	57,007	13,042	22.9%
Administration and transfer agent fees	14,804	12,492	2,312	18.5%	41,819	35,248	6,571	18.6%
Other income and fees	406	476	(70)	(14.7)%	1,304	1,091	213	19.5%

Total revenues	$117,841	$100,409	$17,432	17.4%	$338,461	$282,717	$55,744	19.7%

Investment Management Fees

Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payments. Investment management fees increased by $11.8 million, or 17.6%, for the three months ended September 30, 2014 compared to the same period in the prior year due to a 14.5% increase in average assets under management and an increase of 4.1% in the average fee rate earned. The increase in average assets under management for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, was due primarily to the cumulative four quarter impact of $1.6 billion in net flows and $4.7 billion of market appreciation. Revenues increased at a higher rate than assets under management due to the increase in the average fee rate earned. Equity and alternative assets, which generally earn a higher average fee rate, represented 69.5% of total assets under management at September 30, 2014 compared to 65.7% at September 30, 2013.

Investment management fees increased by $35.9 million, or 19.0%, for the nine months ended September 30, 2014 compared to the same period in the prior year due to a 14.6% increase in average assets under management and an increase of approximately 4.1% in the average fee rate earned. The increase in average assets under management for the nine months ended September 30, 2014 was due primarily to the cumulative four quarter impact of $1.6 billion in net flows and $4.7 billion of market appreciation on total assets under management. Revenues increased at a higher rate than assets under management due to the increase in the average fee rate earned.

Distribution and Service Fees

Distribution and service fees, which are asset-based fees earned from open-end mutual funds and variable insurance funds for distribution services, increased by $3.3 million or 16.5% and $13.0 million or 22.9%, respectively, for the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year due to higher average long-term open-end assets under management. The increase in fees also resulted in a corresponding increase in distribution and administrative expenses, primarily driven by increased payments to third-party distribution partners for providing services to investors in our sponsored funds, including marketing support services.

Administration and Transfer Agent Fees

Administration and transfer agent fees represent fees earned for fund administration and shareholder services from our open-end mutual funds, variable insurance funds and certain of our closed-end funds. Fund administration and transfer agent fees increased $2.3 million or 18.5% and $6.6 million or 18.6%, respectively, for the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year due to higher average long-term open-end assets under management.

Other Income and Fees

Other income and fees primarily represent contingent sales charges earned from redemptions of certain shares sold without a front-end sales charge and fees earned for the distribution of unaffiliated products. Other income and fees decreased $0.1 million or 14.7% and increased $0.2 million or 19.5%, respectively, for the three and nine months ended September 30, 2014 compared to the same periods in the prior year.

Operating Expenses

Operating expenses by category were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	2014 vs. 2013%		2014	2013	2014 vs. 2013%
($ in thousands)
Operating expenses
Employment expenses	$35,246	$33,022	$2,224	6.7%	$105,756	$98,311	$7,445	7.6%
Distribution and administrative expenses	29,180	25,253	3,927	15.6%	96,139	71,133	25,006	35.2%
Other operating expenses	12,534	8,769	3,765	42.9%	37,326	28,325	9,001	31.8%
Restructuring and severance	294	—	294	N/A	294	203	91	44.8%
Depreciation and other amortization expense	713	610	103	16.9%	2,040	1,782	258	14.5%
Amortization expense	947	1,125	(178)	(15.8)%	2,851	3,351	(500)	(14.9)%

Total operating expenses	$78,914	$68,779	$10,135	14.7%	$244,406	$203,105	$41,301	20.3%

Employment Expenses

Employment expenses primarily consist of fixed and variable compensation and related employee benefit costs. Employment expenses for the three months ended September 30, 2014 were $35.2 million, which represented an increase of $2.2 million, or 6.7%, compared to the same period in the prior year. The increase was primarily due to personnel additions related to the growth of the business, increases in profit-based variable incentive compensation, payroll taxes and other benefits resulting from higher profits.

Employment expenses for the nine months ended September 30, 2014 were $105.8 million, an increase of $7.4 million, or 7.6%, compared to the same period in the prior year. The increase was primarily due to personnel additions related to the growth of the business, increases in profit-based variable incentive compensation and payroll taxes resulting from higher profits.

Distribution and Administrative Expenses

Distribution and administrative expenses primarily consist of payments to third-party distribution partners for providing services to investors in our sponsored funds. These payments are primarily based on percentages of assets under management. These expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized on a straight line basis over the periods in which commissions are generally recovered from distribution fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares. Distribution and administrative expenses increased by $3.9 million, or 15.6%, in the three months ended September 30, 2014, and $25.0 million or 35.2% during the nine months ended September 30, 2014, compared to the same periods in the prior year. The increase during the three month period was primarily due to an increase in assets under management. The increase in the nine-month period was primarily attributable to closed-end fund structuring costs of $9.6 million incurred in connection with the launch of the new DSE closed-end fund during the second quarter of 2014 as well as higher overall assets under management.

Other Operating Expenses

Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and distribution related costs, rent and occupancy expenses and other miscellaneous costs. Other operating expenses for the three months ended September 30, 2014 increased $3.8 million, or 42.9%, to $12.5 million as compared to $8.8 million for the same period in the prior year primarily due to increases in expenses related to higher professional fees and costs related to the transition of middle-and-back office systems to a third party service provider.

Other operating expenses for the nine months ended September 30, 2014 increased $9.0 million, or 31.8%, to $37.3 million as compared to $28.3 million for the same period in the prior year primarily due to increases in investment research costs, expenses related to organizational, start-up and distribution costs associated with the launch of new funds, higher professional fees and costs related to the transition of middle-and-back office systems to a third party service provider.

Restructuring and Severance

We incurred $0.3 million of restructuring and severance costs in both the three and nine months ended September 30, 2014 resulting from staff eliminations.

Depreciation and Other Amortization Expense

Depreciation and other amortization expense primarily consists of the straight-line depreciation of furniture, equipment, and leasehold improvements over their estimated useful lives. Depreciation and other amortization expense was $0.7 million and $2.0 million during the three and nine month periods ended September 30, 2014, respectively, consistent with depreciation expense during the same periods in the prior year.

Amortization Expense

Amortization expense primarily consists of the straight-line amortization of definite-lived intangible assets over their estimated useful lives. Amortization expense was $0.9 million and $2.9 million during the three and nine month periods ended September 30, 2014, respectively, representing a decrease of $0.2 and $0.5 million, respectively, compared to the same periods in the prior year. The decrease was primarily due to certain definite-lived intangible assets becoming fully amortized during the prior corresponding periods.

Other (Expense) Income, net

Other (expense) income, net consists primarily of realized and unrealized gains and losses recorded on trading securities and investments of consolidated sponsored investment products. Other (expense) income, net decreased $7.9 million to $6.1 million for the three month period ended September 30, 2014 from income of $1.7 million for the three month period ended September 30, 2013 due to realized and unrealized losses on investments by us and our consolidated sponsored investment products during the period. Other (expense) income, net increased $3.9 million to income of $3.4 million for the nine month period ended September 30, 2014 compared to an expense of $0.5 million for the same period in the prior year due to overall gains on investments by us and our consolidated sponsored investment products during the nine months ended September 30, 2014.

Interest Income, net

Interest income, net consists of interest and dividend income earned on cash equivalents, investments and the investments of our consolidated sponsored investment products. Interest income, net increased $1.9 million and $3.9 million for the three and nine month periods ended September 30, 2014, respectively, compared to the same periods in the prior year. The increase in interest income, net was primarily due to higher interest and dividend income earned on our investments and the investments of our consolidated sponsored investment products, which increased by $26.4 million and $102.1 million for the nine months ended September 30, 2014, respectively, from December 31, 2013.

Income Tax (Benefit) Expense

The provision for income taxes reflects U.S. federal, state and local taxes at an estimated effective tax rate of (5.1)% and 37.1% and 23.6% and 37.6% for the three and nine months ended September 30, 2014 and 2013, respectively. Our effective tax rate for the three and nine months ended September 30, 2014 was impacted by a net tax benefit of approximately $15.5 million due to the settlement of the audit of the Company’s 2011 federal corporate income tax return. The net benefit was comprised of the recognition of the benefits from uncertain tax positions of approximately $31.0 million and a reduction of the deferred tax assets of approximately $15.5 million, which was related to a loss resulting from the past dissolution of a subsidiary.

Liquidity and Capital Resources

Certain Financial Data

The following table summarizes certain key financial data relating to our liquidity and capital resources:

	September 30, 2014	December 31, 2013	Change
			2014 vs. 2013%
($ in thousands)
Balance Sheet Data
Cash and cash equivalents	$172,709	$271,014	$(98,305)	(36.3)%
Investments	63,659	37,258	26,401	70.9%
Deferred taxes, net	59,668	64,500	(4,832)	(7.5)%
Dividends payable	4,229	—	4,229	100.0%
Total equity	560,430	492,868	67,562	13.7%
Net assets of consolidated sponsored investment products (1)	217,294	98,433	118,861	120.8%

(1)	Net assets of consolidated sponsored investment products are comprised of $263.4 million and $149.2 million of total assets, $23.8 million and $8.6 million of total liabilities and $22.3 million and $42.2 million of redeemable noncontrolling interest at September 30, 2014 and December 31, 2013, respectively.

	Nine Months Ended September, 30		Change
	2014	2013	2014 vs. 2013%
(in thousands)
Cash Flow Data:
Provided by (used in):
Operating Activities	$(102,288)	$26,079	$(128,367)	(492.2)%
Investing Activities	(7,440)	(5,829)	(1,611)	27.6%
Financing Activities	11,947	161,031	(149,084)	(92.6)%

Short-Term Capital Requirements

Our short-term capital requirements, which we consider to be those capital requirements due within one year, include payment of annual incentive compensation, dividends to stockholders, income tax payments and other operating expenses, primarily consisting of investment research and technology costs, professional fees, distribution and occupancy costs. Incentive compensation, which is generally the Company’s largest annual operating cash payment, is paid in the first quarter of the year. In the first quarter of 2014 and 2013, we paid approximately $45.0 million and $33.0 million, respectively, in incentive compensation earned during the years ended December 31, 2013 and 2012, respectively. In August 2014, we paid a cash dividend on our common stock in the amount of $0.45 per share totaling $4.1 million. On August 13, 2014, our Board of Directors approved a cash dividend on our common stock in the amount of $0.45 per share to stockholders of record as of October 31, 2014, estimated at $4.1 million, to be paid on November 14, 2014. Short-term capital requirements may also be affected by employee tax withholding payments related to net share settlement of equity awards. The Company paid $9.5 million and $7.5 million in employee tax withholding obligations related to net share settlements in the nine months ended September 30, 2014 and 2013, respectively. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that otherwise would have been issued as a result of the vesting or exercise. The amount we pay in future periods will vary based on our stock price, the number of equity awards net settled during the period and whether we and our employees elect to satisfy withholding taxes through net share settlement.

Uses and Sources of Capital

We expect that our main uses of cash will be to (i) invest in our organic growth, including our distribution efforts and closed-end fund launches; (ii) seed new investment strategies and mutual funds to introduce new products or to enhance distribution access; (iii) return of capital to stockholders through acquisition of shares of our common stock, payment of dividends or other means; (iv) fund ongoing and potential investments in our infrastructure to achieve greater economies of scale and a more efficient overall cost structure; and (v) invest in inorganic growth opportunities as they arise.

Capital and Reserve Requirements

VP Distributors, LLC (“VPD”), a wholly-owned subsidiary of the Company, is a broker-dealer registered with the SEC and is therefore subject to certain rules regarding minimum net capital, as defined by those rules. VPD is required to maintain a ratio of “aggregate indebtedness” to “net capital,” as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us including additional reporting requirements, a lower required ratio of aggregate indebtedness to net capital or interruption of our business. At September 30, 2014 and December 31, 2013, the ratio of aggregate indebtedness to net capital of our broker-dealer was below the maximum allowed, and its net capital was significantly greater than the required minimum.

Balance Sheet

Cash and cash equivalents consist of cash in banks and money market fund investments. Cash and cash equivalents typically increase in the second, third and fourth quarters of the year as we record, but do not pay, variable incentive compensation. Annual incentive compensation is paid in the first quarter of the year. Investments consist primarily of investments in our affiliated mutual funds. Consolidated sponsored investment products primarily represent investment products we sponsor and where we own a majority of the voting interest in the entity. As of September 30, 2014, we consolidated a total of 12 sponsored investment products. At both September 30, 2014 and December 31, 2013, we had no debt outstanding.

Operating Cash Flow

Net cash used in operating activities of $102.3 million for the nine months ended September 30, 2014 decreased by $128.4 million from net cash provided by operating activities of $26.1 million in the same period in the prior year due primarily to increases in net purchases of investments of consolidated sponsored investment products, including trading securities and increases in tax payments and structuring fees, partially offset by cash generated from increased operating profitability.

Investing Cash Flow

Net cash used in investing activities consists primarily of capital expenditures and other investing activities related to our business operations. Net cash used in investing activities of $7.4 million for the nine months ended September 30, 2014 increased by $1.6 million from net cash used in investing activities of $5.8 million for the same period in the prior year due to an asset acquisition in the current year.

Financing Cash Flow

Cash flows used in financing activities consist primarily of repurchases of our common stock and payments to settle tax withholding obligations for the net share settlement of employee share transactions, payments of dividends and contributions to noncontrolling interests related to our consolidated sponsored investment products. Net cash provided by financing activities decreased $149.1 million to $11.9 million for the nine months ended September 30, 2014 compared to $161.0 million for the same period in the prior year. The primary reason for the decrease was due to proceeds of $191.8 million from the issuance of 1.3 million shares of our common stock in the prior year with no such issuance in the current year period partially offset by the repayment of the entire $15.0 million of debt. During the first nine months of 2014, we received $25.1 million in excess tax benefits from stock-based compensation with no amount in the prior year. Contributions from noncontrolling interests, net increased $13.5 million to $24.9 million during the first nine months of 2014 compared to $11.4 million in the prior year due to our increased investments in consolidated sponsored investment products.

Debt

Our Credit Facility, as amended and restated, has a five-year term expiring in September 2017 and provides borrowing capacity of up to $75.0 million with a $7.5 million sub-limit for the issuance of standby letters of credit. In addition, the Credit Facility provides for a $50.0 million increase provision conditioned on approval by the lending group. The Credit Facility is secured by substantially all of our assets. At September 30, 2014 and December 31, 2013, no amount was outstanding under the Credit Facility. As of September 30, 2014, we had the capacity to draw on the entire $75.0 million available under the Credit Facility. The Credit Facility contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. We were in compliance with all debt covenants as of September 30, 2014.

Contractual Obligations

Our contractual obligations are summarized in our 2013 Annual Report on Form 10-K, as amended. As of September 30, 2014, there have been no material changes outside of the ordinary course in our contractual obligations since December 31, 2013.

Critical Accounting Policies and Estimates

Our financial statements and the accompanying notes are prepared in accordance with Generally Accepted Accounting Principles, which requires the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Annual Report on Form 10-K, as amended. A complete description of our significant accounting policies is included in our 2013 Annual Report on Form 10-K, as amended. There were no changes in our critical accounting policies in the nine months ended September 30, 2014.

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-13, Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity (“CFE”). This new guidance requires reporting entities to use the more observable of the fair value of the financial assets or the financial liabilities to measure the financial assets and the financial liabilities of a CFE when a CFE is initially consolidated. It permits entities to make an accounting policy election to apply this same measurement approach after initial consolidation or to apply other GAAP to account for the consolidated CFE’s financial assets and financial liabilities. It also prohibits all entities from electing to use the fair value option in ASC 825, Financial Instruments, to measure either the financial assets or financial liabilities of a consolidated CFE that is within the scope of this issue. This guidance is effective for fiscal years beginning after December 15, 2015, and interim periods therein. Early adoption is permitted using a modified retrospective transition approach as described in the pronouncement. We do not expect this standard to have a material effect on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. Companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is prohibited. We are currently evaluating the impact ASU 2014-09 is expected to have on our consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for us on January 1, 2014. We adopted this standard as of January 1, 2014. The adoption of this standard did not have a material impact on our financial results.

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

We are also subject to market risk due to a decline in the market value of our investments, consisting primarily of marketable securities. At September 30, 2014, the fair value of marketable securities, excluding redeemable noncontrolling interests, was $268.1 million. Assuming a 10.0% increase or decrease in the fair value of marketable securities at September 30, 2014, our net income attributable to common stockholders would change by $16.4 million, and our total comprehensive income would change by $16.5 million, in each case for the nine months ended September 30, 2014.

Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. At September 30, 2014, we were exposed to interest rate risk as a result of holding investments in fixed-income sponsored funds of $103.3 million. Assuming a 1.0% increase or decrease in interest rates, the fair value of our fixed income investments would change by $3.6 million for the nine months ended September 30, 2014.

At September 30, 2014, we had no amounts outstanding under our Credit Facility. Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at our option, either LIBOR for interest periods of one, two, three or six months or an alternate base rate (as defined in the Credit Facility agreement), plus, in each case, an applicable margin, that ranges from 0.75% to 2.50%.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because a material weakness in the Company’s internal control over financial reporting existed at December 31, 2013 and had not been remediated by the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q. This material weakness in the Company’s internal control over financial reporting and the Company’s remediation efforts are described below.

Material Weakness in Internal Control Over Financial Reporting

The Company’s management, including our Chief Executive Officer and Chief Financial Officer have identified a material weakness in the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company failed to design controls upon the adoption of ASC 810-10, as amended by ASU 2009-17, to assess whether it has the potential to receive collateral management fees that could be significant and failed to design appropriate controls over the requirement to continuously reassess its variable interest entities at appropriate levels of precision. As a result, the Company’s analysis of whether it has the potential to receive collateral management fees that could be significant was not at the appropriate levels of precision to determine whether to consolidate certain variable interest entities. This material weakness could result in a failure to consolidate certain variable interest entities that could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Based on this assessment and the material weakness described above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2013 and had not been remediated by the end of the period covered by this Quarterly Report on Form 10-Q. However, the Company has concluded that the existence of this material weakness did not result in a material misstatement of the Company’s previously issued financial statements or the Company’s financial statements included in this Quarterly Report on Form 10-Q.

Remediation Measures

To address the material weakness described above, during the period covered by this Quarterly Report on Form 10-Q, the Company designed and implemented new and enhanced controls to ensure that the primary beneficiary assessment for variable interest entities is assessed at the appropriate level of precision and that in-house accounting personnel have training to ensure they have the relevant expertise related to the consolidation of variable interest entities.

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

Changes in Internal Control over Financial Reporting

As disclosed above under “Remediation Measures,” there were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is regularly involved in litigation and arbitration as well as examinations, inquiries, and investigations by various regulatory bodies, including the SEC, involving its compliance with, among other things, securities laws, client investment guidelines, laws governing the activities of broker-dealers and other laws and regulations affecting its products and other activities. Legal and regulatory matters of this nature may involve the Company’s activities as an employer, issuer of securities, investor, investment adviser, broker-dealer or taxpayer. The Company cannot predict the ultimate outcome of such legal claims or matters or in certain instances provide reasonable ranges of potential losses. As of the date of this report, the Company believes that the outcomes of its legal or regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on its consolidated financial condition. However, in the event of unexpected subsequent developments and given the inherent unpredictability of these legal and regulatory matters, the Company can provide no assurance that its assessment of any claim, dispute, regulatory examination or investigation or other legal matter will reflect the ultimate outcome and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.

Item 1A. Risk Factors

There have been no material changes to our risk factors previously reported in our 2013 Annual Report on Form 10-K, as amended.

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

The following table sets forth information regarding our share repurchases in each month during the quarter ended September 30, 2014:

Period	Total number of shares repurchased	Average price paid per share (1)	Total number of shares repurchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be repurchased under the plans or programs (2)
July 1 - 31, 2014	—	$—	—	283,087
August 1 - 31, 2014	30,000	$208.53	30,000	253,087
September 1 - 30, 2014	39,961	$187.64	39,961	213,126

(1)	Average price per share is calculated on a settlement basis and excludes commissions.
(2)	The share repurchases above were completed pursuant to an expanded program announced in May 2013.

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

For the nine months ended September 30, 2014, we paid $9.5 million in employee tax withholding obligations related to employee share transactions.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following information formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2014 and 2013, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2014 and 2013 and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2014

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)