Form 10-K
period 2014-12-31
VIRTUS INVESTMENT PARTNERS, INC.
filed 2015-03-02
CIK 883237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold (based on the closing share price as quoted on the NASDAQ Global Market) as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,535,144,421. For purposes of this calculation, shares of common stock held or controlled by executive officers and directors of the registrant have been treated as shares held by affiliates.

There were 8,977,784 shares of the registrant’s common stock outstanding on February 12, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement which will be filed with the SEC in connection with the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Virtus Investment Partners, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2014

“We,” “us,” “our,” the “Company” and “Virtus” as used in this Annual Report on Form 10-K (“Annual Report”), refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I

Item 1.	Business.

Organization

Virtus Investment Partners, Inc. (the “Company”) commenced operations on November 1, 1995 through a reverse merger with Duff & Phelps Corporation. The Company was a majority-owned subsidiary of The Phoenix Companies, Inc. (“PNX”) from 1995 to 2001 and a wholly-owned subsidiary of PNX from 2001 until 2008. On December 31, 2008, PNX distributed 100% of Virtus common stock to PNX stockholders in a spin-off transaction.

Our Business

We are a provider of investment management and related services to individuals and institutions. We use a multi-manager, multi-style approach, offering investment strategies from affiliated managers and select unaffiliated subadvisors, each having its own distinct investment style, autonomous investment process and individual brand. By offering a broad array of products, we believe we can appeal to a greater number of investors, which allows us to have opportunities across market cycles and through changes in investor preferences.

We provide our products in a number of forms and through multiple distribution channels. Our retail products include open-end mutual funds, closed-end funds, variable insurance funds and separately managed accounts. Our open-end mutual funds are distributed through intermediaries. Our closed-end funds trade on the New York Stock Exchange. Our variable insurance funds are available as investment options in variable annuities and life insurance products distributed by life insurance companies. Separately managed accounts are comprised of intermediary programs, sponsored and distributed by unaffiliated brokerage firms, and private client accounts, which are offered to the high net-worth clients of our affiliated managers. We also manage institutional accounts for corporations, multi-employer retirement funds, public employee retirement systems, foundations, endowments and as a subadviser to unaffiliated mutual funds. Our earnings are primarily driven by asset-based fees charged for services relating to these products including investment management, fund administration, distribution and shareholder services. These fees are based on a percentage of assets under management (“AUM”) and are calculated using daily or weekly average assets, quarter-end assets or average month-end assets.

Our Investment Managers

Our investment management services are provided by investment managers who are registered investment advisers under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). The investment managers are responsible for portfolio management activities for our retail and institutional products operating under advisory or subadvisory agreements. We provide our affiliated managers with distribution, operational and administrative support, thereby allowing each affiliated manager to focus primarily on investment management. We also engage select unaffiliated subadvisers for certain of our open-end mutual funds, separately managed accounts and variable insurance funds. At December 31, 2014, $21.6 billion or 38.1% of our assets under management were managed by unaffiliated subadvisers. We monitor the quality of our managers’ services by assessing their performance, style, consistency and the discipline with which they apply their investment process.

Our affiliated investment managers and their respective assets under management, styles and strategies are as follows:

Affiliated Managers
	Duff & Phelps Investment Management	Newfleet Asset Management	Kayne Anderson Rudnick Investment Management	Zweig/Euclid Advisors	Rampart Investment Management	Newfound Investments	Cliffwater Investments
AUM at December 31, 2014 ($ in billions)	$10.8	$12.5	$9.3	$1.7	$0.6	$ —	$0.2
Location	Chicago, IL	Hartford, CT	Los Angeles, CA	New York, NY	Boston, MA	Hartford, CT	Hartford, CT

Investment Style	Quality-oriented, equity income; high quality fixed income	Multi-sector, value-driven fixed income	Quality at a reasonable price	Growth at a reasonable price, high quality fixed income	Systematic, disciplined options solutions	Quantitative, tactical model driven portfolios	Multi-manager alternative portfolios
Investment Types
Equities	• Utilities		• Large, Mid & Small Cap Core/ Growth/ Value	• Large Cap Core	• Large Cap Core	• Domestic and International
				• Tactical Asset Allocation	• Low Volatility

			• International & Emerging Markets Small-Cap	• International

Fixed Income	• Tax Advantaged • High Grade Core • Municipals	• Multi-sector • Core • Core Plus • Bank Loans • High Yield • Municipals • Emerging Markets	• California Municipals	• U.S. Government Grade Agencies		• Core Plus

			• Intermediate Total Return & Government	• Investment Grade Corporates • Sovereign

Alternative/Other	• REITs • Infrastructure • MLPs				• Options Strategies		• Multi-Strategy

Products

Open-End Mutual Funds	✓	✓	✓	✓	✓	✓	✓

Closed-End Funds	✓	✓		✓	✓

Variable Insurance Funds	✓	✓	✓		✓

Separately Managed Accounts		✓	✓	✓	✓

Institutional	✓	✓	✓	✓	✓

Our Investment Products

Our assets under management are comprised of open-end mutual funds, closed-end funds, variable insurance funds, separately managed accounts (intermediary sponsored and private client) and institutional accounts (traditional institutional mandates and structured products).

Assets Under Management by Product as of December 31, 2014

($ in billions)

Retail Products
Mutual fund assets
Open-end mutual funds	$36.3
Closed-end funds	7.6

Total mutual fund assets	43.9
Separately managed accounts	6.9
Variable insurance funds	1.2

Total retail assets	52.0
Total institutional assets	4.7

Total AUM	$56.7

Open-End Mutual Funds

As of December 31, 2014, we managed 49 U.S. domiciled open-end mutual funds with total assets of $36.3 billion. Our U.S. domiciled, open-end mutual funds are offered in a variety of asset classes (equity, fixed income, asset allocation and alternative investments), in all market capitalizations (large, mid and small), in different styles (growth, blend and value) and with various investment approaches (fundamental, quantitative and thematic). In 2013, we established an Ireland domiciled fund platform under the European Union framework for Undertakings for Collective Investment in Transferable Securities (“UCITS”), which we refer to as the Global Funds, to offer select investment strategies to non-US investors. At December 31, 2014, assets under management in these open-end funds were $23.6 million.

Our open-end mutual funds as of December 31, 2014 were as follows:

Fund Type/Name	Inception	Assets	Advisory Fee (1)	3-Year Average Return (2)
		($ in millions)	(%)	(%)
Alternatives
Virtus Dynamic Alpha-Sector Fund (3)	1998	$1,896.7	1.50-1.40	12.41
Virtus Real Estate Securities Fund	1995	1,664.9	0.75-0.65	15.31
Virtus Global Dividend Fund	2004	168.1	0.65-0.55	12.29
Virtus Alternative Total Solution Fund	2014	75.3	1.95-1.90	n/a
Virtus Global Real Estate Securities Fund	2009	66.8	0.85-0.75	15.49
Virtus Alternative Income Solution Fund	2014	41.5	1.80-1.75	n/a
Virtus International Real Estate Securities Fund	2007	40.1	1.00-0.90	15.02
Virtus Alternative Inflation Solution Fund	2014	32.4	1.75-1.70	n/a
Virtus Herzfeld Fund	2012	24.5	1.00-0.95	n/a
Virtus Global Commodities Stock Fund	2011	10.9	1.00-0.90	(5.72)
Virtus Alternative Diversifier (3)	2005	—	—	4.43

Asset Allocation
Virtus Allocator Premium AlphaSector™ Fund (3)	2011	680.9	1.10-1.00	5.51
Virtus Balanced Fund	1975	587.6	0.55-0.45	10.64
Virtus Tactical Allocation Fund	1940	188.9	0.70-0.60	11.32

Equity
Virtus Premium AlphaSector™ Fund (3)	2010	6,187.2	1.10	13.40
Virtus AlphaSector™ Rotation Fund (3)	2003	988.7	0.45-0.40	16.89
Virtus Contrarian Value Fund	1997	466.8	0.75-0.70	16.26
Virtus Strategic Growth Fund	1995	437.7	0.70-0.60	17.71
Virtus Small-Cap Core Fund	2002	374.4	0.75	15.12
Virtus Quality Small-Cap Fund	2006	266.8	0.70	15.51
Virtus Growth & Income Fund	1997	159.4	0.75-0.65	18.48
Virtus Wealth Masters Fund	2012	145.9	0.85-0.80	n/a
Virtus Small-Cap Sustainable Growth Fund	2006	119.0	0.90-0.80	17.45
Virtus Mid-Cap Growth Fund	1975	89.2	0.80-0.70	14.28
Virtus Quality Large-Cap Value Fund	2005	87.3	0.75-0.65	17.31
Virtus Mid-Cap Core Fund	2009	8.1	0.80-0.70	19.14
Virtus Low Volatility Equity Fund	2013	4.8	0.95-0.85	n/a
Virtus Disciplined Equity Style Fund	2012	2.4	1.00-0.90	n/a

Fixed Income
Virtus Multi-Sector Short Term Bond Fund	1992	8,711.4	0.55-0.45	4.17
Virtus Senior Floating Rate Fund	2008	796.4	0.60-0.50	5.07
Virtus Multi-Sector Intermediate Bond Fund	1989	361.7	0.55-0.45	6.09
Virtus Low Duration Income Fund	1999	218.9	0.55-0.45	3.15
Virtus Tax-Exempt Bond Fund	2001	196.8	0.45	4.09
Virtus High Yield Fund	1980	85.1	0.65-0.55	8.02
Virtus Bond Fund	1998	76.2	0.45-0.40	4.06
Virtus CA Tax-Exempt Bond Fund	1983	34.3	0.45-0.35	5.12
Virtus Emerging Markets Debt Fund	2012	28.1	0.75-.0.70	n/a
Virtus Strategic Income Fund	2014	24.4	0.80-0.75	n/a
Virtus Disciplined Select Bond Fund	2012	1.5	0.80-0.70	n/a

Fund Type/Name	Inception	Assets	Advisory Fee (1)	3-Year Average Return (2)
		($ in millions)	(%)	(%)
International/Global
Virtus Emerging Markets Opportunities Fund	1999	8,557.9	1.00-0.95	5.83
Virtus Foreign Opportunities Fund	1990	1,892.3	0.85-0.75	9.24
Virtus Global Premium AlphaSector™ Fund (3)	2011	182.2	1.10-1.00	7.53
Virtus Global Opportunities Fund	1960	133.6	0.85-0.75	13.76
Virtus Emerging Markets Equity Income Fund	2012	77.3	1.05-1.00	n/a
Virtus International Small-Cap Fund	2012	37.1	1.00-0.95	n/a
Virtus Greater European Opportunities Fund	2009	15.6	0.85-0.80	10.45
Virtus International Equity Fund	2010	10.3	0.85-0.75	8.66
Virtus Emerging Markets Small Cap Fund	2013	5.0	1.20-1.15	n/a
Virtus International Wealth Masters Fund	2014	4.9	0.90-0.85	n/a
Virtus Disciplined Select Country Fund	2012	1.4	1.10-1.00	n/a

Global Funds
Virtus GF Multi-Sector Short Duration Bond Fund	2013	20.0	1.75-0.55	n/a
Virtus GF U.S. Small Cap Focus Fund	2014	3.6	2.15-0.80	n/a

		$36,292.3

(1)	Percentage of average daily net assets of each fund. The percentages listed represent the range of management advisory fees paid by the funds, from the highest to the lowest. A range indicates that the fund has breakpoints at which management advisory fees decrease as assets in the funds increase. We pay subadvisory fees on funds managed by unaffiliated subadvisers, which are not reflected in the percentages listed.
(2)	Represents average annual total return performance of the largest share class as measured by net assets for which performance data is available.
(3)	This fund invests in other Virtus open-end mutual funds and/or unaffiliated exchange traded funds. The related assets invested in other Virtus open-end mutual funds are reflected only in the balances of the respective funds.

Past performance does not guarantee future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost.

Closed-End Funds

We managed nine closed-end funds as of December 31, 2014, each of which is traded on the New York Stock Exchange, with aggregate assets of $7.6 billion. Closed-end funds do not continually offer to sell and redeem their shares; rather, daily liquidity is provided by the ability to trade the shares of these funds at prices that may be above or below the shares’ net asset value.

Our closed-end funds as of December 31, 2014 are as follows:

Fund Type/Name	Assets	Advisory Fee
	($ in billions)%
Balanced
DNP Select Income Fund Inc.	$3.8	0.60-0.50	(1)
Zweig Total Return Fund Inc.	0.5	0.70	(2)
Virtus Total Return Fund	0.2	0.85	(2)
Equity
Duff & Phelps Global Utility Income Fund Inc.	1.2	1.00	(2)(3)
Zweig Fund Inc.	0.4	0.85	(2)
Alternatives
Duff & Phelps Select Energy MLP Fund	0.6	1.00	(2)
Fixed Income
Duff & Phelps Utility and Corporate Bond Trust Inc.	0.4	0.50	(1)
Virtus Global Multi-Sector Income Fund	0.3	0.95	(2)
DTF Tax-Free Income Inc.	0.2	0.50	(1)

Total Closed-End Funds	$7.6

(1)	Percentage of average weekly net assets. The percentage listed represents the range of management advisory fees paid by the funds, from the highest to the lowest. A range indicates that the fund has breakpoints at which management advisory fees decrease as assets in the fund increase.
(2)	Percentage of average daily net assets of each fund.
(3)	The adviser has contractually agreed to waive a portion of its fee for a period of time, which is not reflected in the percentage listed.

Separately Managed Accounts

Separately managed accounts are individually owned portfolios that include intermediary sponsored programs, whereby an intermediary assists individuals in hiring investment managers that have been approved by the broker-dealer to fulfill those objectives and private client accounts that are accounts of high net-worth individuals who are direct clients of our affiliated managers. Separately managed account assets totaled $6.9 billion at December 31, 2014.

Variable Insurance Funds

Our variable insurance funds are available as investment options in variable annuities and life insurance products distributed by life insurance companies.

Our variable insurance funds as of December 31, 2014 were as follows:

Fund Type/Name	Assets	Advisory Fee (1)
	($ in billions)%
Equity
Virtus International Series	$0.3	0.75-0.65
Virtus Capital Growth Series	0.2	0.70-0.60
Virtus Growth and Income Series	0.1	0.70-0.60
Virtus Small-Cap Growth Series	0.1	0.85
Virtus Real Estate Securities Series	0.1	0.75-0.65
Virtus Small-Cap Value Series	0.1	0.90
Fixed Income
Virtus Multi-Sector Fixed Income Series	0.2	0.50-0.40
Asset Allocation
Virtus Strategic Allocation Series	0.1	0.60-0.50

Total Variable Insurance Funds	$1.2

(1)	Percentage of average daily net assets of each fund. The percentage listed represents the range of management advisory fees paid by the funds, from the highest to the lowest. A range indicates that the fund has breakpoints at which management advisory fees decrease as assets in the fund increase. Subadvisory fees paid on funds managed by unaffiliated subadvisers are not reflected in the percentages listed.

Institutional Accounts

We offer a variety of equity and fixed income strategies to institutional clients, including corporations, multi-employer retirement funds, public employee retirement systems, foundations, endowments and as a subadviser to unaffiliated mutual funds. Our institutional assets under management totaled $4.7 billion as of December 31, 2014.

Our Investment Management, Administration and Transfer Agent Fees

Our investment management fees, administration fees and transfer agent fees earned in each of the last three years were as follows:

	Years Ended December 31,
	2014	2013	2012
($ in thousands)
Investment management fees:
Open-end mutual funds	$196,221	$166,596	$109,327
Closed-end funds	46,659	39,921	35,361
Variable insurance funds	6,475	7,347	6,388
Separately managed accounts	35,152	31,510	23,245
Institutional accounts	16,156	15,183	13,554

Total investment management fees	300,663	260,557	187,875
Administration fees	39,374	33,736	23,646
Transfer agent fees	16,642	14,449	10,133

Total	$356,679	$308,742	$221,654

Investment Management Fees

We provide investment management services pursuant to investment management agreements through our affiliated investment advisers (each, an “Adviser”). With respect to our open-end mutual funds, closed-end funds and variable insurance funds, the Adviser provides overall management services to a fund, subject to supervision by the fund’s board of directors, pursuant to agreements that must be approved annually by each fund’s board of directors and which may be terminated by either party upon written notice, or automatically, in certain situations, such as a “change in control” of the Adviser. We earn fees based on each fund’s average daily or weekly net assets with most fee schedules providing for rate declines or “breakpoints” as asset levels increase to certain thresholds. For funds managed by a subadviser, the agreement provides that the subadviser manage the day-to-day investment management of the fund’s portfolio and receive a management fee from the Adviser based on the percentage of average daily net assets in the funds they subadvise or a percentage of the Adviser’s management fee. Each fund bears all expenses associated with its operations. In some cases, to the extent total fund expenses exceed a specified percentage of a fund’s average net assets, the Adviser has agreed to reimburse the funds for such excess expenses or voluntarily waive a portion of its fee for a period of time.

For separately managed accounts and institutional accounts, fees are negotiated and are based primarily on asset size, portfolio complexity and individual client requests.

Administration Fees

We provide fund administration services to our open-end mutual funds, variable insurance funds and certain of our closed-end funds. We earn fees based on each fund’s average daily or weekly net assets. Administrative services include recordkeeping, preparing and filing documents required to comply with federal and state securities laws, legal administration and compliance services, supervising the activities of the funds’ other service providers, providing assistance with fund shareholder meetings, tax services and treasury services as well as providing office space, equipment and personnel that may be necessary for managing and administering the business affairs of the funds.

Transfer Agent Fees

We provide shareholder services to our open-end mutual funds. We earn fees based on each fund’s average daily net assets. Shareholder services include maintaining shareholder accounts, processing shareholder transactions, preparing filings and performing necessary reporting, among other things. We engage third-party service providers to perform certain aspects of the shareholder services.

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

Our separately managed accounts are distributed through financial intermediaries and directly by teams at our affiliated managers. Our institutional distribution strategy is an affiliate-centric model. Through relationships with consultants, they target key market segments, including foundations and endowments, corporate, public and private pension plans and subadvisory accounts.

Our Broker-Dealer Services

VP Distributors, LLC (“VPD”), a wholly-owned subsidiary of the Company, is a broker-dealer registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is a member of the Financial Industry Regulatory Authority (“FINRA”). VPD serves as principal underwriter and distributor of our open-end mutual funds and our separately managed accounts. Open-end mutual fund shares are distributed by VPD under sales agreements with unaffiliated financial intermediaries. VPD also markets advisory services to sponsors of separately managed account programs.

Our Competition

We face significant competition from a wide variety of financial institutions, including other investment management companies, as well as from proprietary products offered by our distribution partners such as banks, broker-dealers and financial planning firms. Competition in our businesses is based on several factors including investment performance, access to distribution channels, service to financial advisers and their clients and fees charged. Our competitors, many of which are larger than we are, often offer similar products, use similar distribution sources, may offer less expensive products, may have greater access to key distribution channels and may have greater resources than we do.

Our Regulatory Matters

We are subject to regulation by the Securities and Exchange Commission (“SEC”), FINRA and other federal and state agencies and self-regulatory organizations. Each affiliated manager and unaffiliated subadviser is registered with the SEC under the Investment Advisers Act. Each open-end mutual fund, closed-end fund and each series of our variable insurance fund is registered with the SEC under the Investment Company Act of 1940. Our Global Funds are subject to regulation by the Central Bank of Ireland (“CBI”). The Global Funds and each investment manager and sub-investment manager to the Global Funds are registered with the CBI.

The financial services industry is highly regulated and failure to comply with related laws and regulations can result in the revocation of registrations, the imposition of censures or fines and the suspension or expulsion of a firm and/or its employees from the industry. All of our U.S.-domiciled open-end mutual funds are currently available for sale and are qualified in all 50 states, Washington, D.C., Puerto Rico, Guam and the U.S. Virgin Islands. Our Global Funds are sold through financial intermediaries to investors who are not citizens of or residents of the United States. Most aspects of our investment management business, including the business of the unaffiliated subadvisers, are subject to various U.S. federal and state laws and regulations.

Our officers, directors and employees may, from time to time, own securities that are also held by one or more of our funds. Our internal policies with respect to personal investments are established pursuant to the provisions of the Investment Company Act and/or the Investment Advisers Act. Employees, officers and directors who, in the function of their responsibilities to us, meet the requirements of the Investment Company Act, Investment Advisers Act and/or of FINRA regulations, must disclose personal securities holdings and trading activity. Those employees, officers and directors with investment discretion or access to investment decisions are subject to additional restrictions with respect to the pre-clearance of the purchase or sale of securities over which they have investment discretion or beneficial interest. Other restrictions are imposed upon supervised persons with respect to personal transactions in securities held, recently sold or contemplated for purchase by our mutual funds. All supervised persons are required to report holdings and transactions on an annual and quarterly basis pursuant to the provisions of the Investment Company Act and Investment Advisers Act. In addition, certain transactions are restricted so as to seek to avoid the possibility of improper use of information relating to the management of client accounts.

Our Employees

As of December 31, 2014, we had 410 full time equivalent employees. None of our employees are represented by a union.

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

A copy of our Corporate Governance Principles, our Code of Conduct and the charters of our Audit Committee, Compensation Committee, Governance Committee and Risk and Finance Committee are posted on our website, www.virtus.com, under “About Us,” “Investor Relations,” “Corporate Governance” and are available in print to any person who requests copies by contacting Investor Relations by email to: investor.relations@virtus.com or by mail to Virtus Investment Partners, Inc., c/o Investor Relations, 100 Pearl Street, Hartford, CT 06103. Information contained on the website is not incorporated by reference or otherwise considered part of this document.

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

We earn substantially all of our revenues based on assets under management, and therefore a reduction in assets under management would reduce our revenues and profitability. Assets under management fluctuate based on many factors including market conditions, investment performance and client withdrawals.

The majority of our revenues are generated from asset-based fees from investment management products and services to individuals and institutions. Therefore, if the assets under management decline, our fee revenues decline reducing profitability as some of our expenses are fixed. There are several reasons that assets under management could decline as discussed below:

•

The value of assets under management can decline due to price declines in specific securities or in specific market segments or geographic areas where those assets are invested. Funds and portfolios that we manage related to certain geographic markets and industry sectors are particularly vulnerable to political, social and economic events in those markets and sectors. If these industries or markets decline or experience volatility, this could have a negative impact on our assets under management and our revenues. For example, certain non-U.S. markets, particularly emerging markets, are not as developed or as efficient as the U.S. financial markets and, as a result, may be less liquid, less regulated and significantly more volatile than the U.S. financial markets. Liquidity in such markets may be adversely impacted by political or economic events, government policies, expropriation, volume trading limits by foreign investors and social or civil unrest. These factors may negatively impact our ability to dispose of an investment and its market value. In addition, an increase in the value of the U.S. dollar relative to non-U.S. currencies could result in a decrease in the U.S. dollar value of assets under management that are denominated in non-U.S. currencies.

•

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

•

General domestic and global economic and political conditions throughout the world can influence assets under management. Changes in interest rates, the availability and cost of credit, inflation rates, economic uncertainty, changes in laws, trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts and security operations) and other conditions may impact the equity and credit markets which may influence our assets under management. In recent years, capital and credit markets have experienced substantial volatility. While there has been some recovery in the capital markets since then, high unemployment rates in the United States and elsewhere, a sluggish recovery in some real estate markets, continued economic weakness in the Eurozone, increased austerity measures by several European governments, uncertainty about the future of the euro, escalating regional turmoil in the

Middle East, concern over growth prospects in China and emerging markets, growing debt loads for certain countries and uncertainty about the consequences of governments eventually withdrawing monetary stimulus all indicate that economic and political conditions remain unpredictable. If the security markets decline or experience volatility, our assets under management and our revenues could be negatively impacted.

      In addition, the volatility in the markets in the recent past has highlighted the interconnection of the global markets and demonstrated how the deteriorating financial condition of one institution may materially adversely impact the performance of other institutions. Our assets under management have exposure to many different industries and counterparties and may be exposed to credit, operational or other risk due to the default by a counterparty or client or in the event of a market failure or disruption or otherwise. In the event of extreme circumstances, including economic, political or business crises, such as a widespread systemic failure in the global financial system or failures of firms that have significant obligations as counterparties, we may suffer significant declines in assets under management and severe liquidity or valuation issues.

      Moreover, a significant amount of our assets under management are in investments represented by strategies that primarily invest in securities in non-U.S. companies. Many non-U.S. financial markets are not as developed or as efficient as the U.S. financial markets and, as a result, have limited liquidity and greater price volatility and may lack established regulations. Liquidity in such markets also may be adversely impacted by political or economic events, government policies, expropriation, volume trading limits by foreign investors and social and civil unrest. An investment’s market value or the ability to dispose of an investment may be adversely impacted by any of these factors. Governments of foreign jurisdictions may assert their abilities to tax local gains and/or income of foreign investors, including our clients, which could adversely impact the economics associated with investing in foreign jurisdictions or non-U.S. based companies. These risks also could impact the performance of our strategies that invest in such markets and, in particular, strategies that concentrate investments in emerging market companies and countries.

•

Changes in interest rates can have adverse effects on our assets under management. Increases in interest rates from their historically low present levels may adversely affect the net asset values of our assets under management. Furthermore, increases in interest rates may result in reduced prices in equity markets. Conversely, decreases in interest rates could lead to outflows in fixed income assets that we manage as investors seek higher yields. Any of these effects could lower our assets under management and revenues and, if our revenues decline without a commensurate reduction in our expenses, would lead to a reduction in our net income.

Any of these factors could cause our assets under management to decline and have an adverse impact on our results of operations and financial condition.

Our investment advisory agreements are subject to withdrawal, renegotiation or termination on short notice.

Our clients include the boards of directors for our sponsored mutual funds, managed account program sponsors, private clients and institutional clients. Our investment management agreements with these clients may be terminated upon short notice without penalty. As a result, there would be little impediment to these sponsors or clients terminating our agreements. Our clients may terminate or renegotiate their investment contracts with us or reduce the aggregate amount of assets under management with us due to a number of reasons including investment performance, reputational, regulatory or compliance issues, loss of key investment management or other personnel or a change in management or control of clients, third-party distributors, subadvisers or others with whom we have relationships. The directors of our sponsored funds may deem it to be in the best interests of a fund’s shareholders to make decisions adverse to us, such as reducing the compensation paid to us, requesting that we subsidize fund expenses over certain thresholds, or imposing restrictions on our management of the fund. Under the Investment Company Act, investment advisory agreements automatically terminate in the event of an assignment, which may occur if, among other events, the Company undergoes a change in control, such as any person acquiring 25% voting rights of our common stock. If an assignment were to occur, we could continue to act as adviser to a fund only if that fund’s board of directors and its stockholders approved a new investment advisory agreement. In addition, investment advisory agreements for the separate accounts we manage may not be assigned without the consent of the client. If an assignment occurs, we cannot be certain that the Company will be able to obtain the necessary fund approvals or the necessary consents from our clients. The withdrawal, renegotiation or termination of any investment management contract relating to a material portion of assets under management would have an adverse impact on our results of operations and financial condition.

Any damage to our reputation could harm our business and lead to a reduction in our revenues and profitability.

Maintaining a strong reputation with the investment community is critical to our success. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate even if they are without merit or satisfactorily addressed. Our reputation may be impacted by many factors, including but not limited to: poor performance; litigation; conflicts of interests; regulatory inquiries, investigations or findings; intentional or unintentional misrepresentation of our products or services; or employee misconduct or rumors. Any damage to our reputation could impede our ability to attract and retain clients and key personnel, adversely impact relationships with third-party distributors and other business partners and lead to a reduction in the amount of our assets under management, any of which could adversely affect our results of operations and financial condition.

We manage client assets under agreements that have established investment guidelines or other contractual requirements, and any failure to comply could result in claims, losses or regulatory sanctions, which could negatively impact our revenues and profitability.

The agreements under which we manage client assets often have established investment guidelines or other contractual requirements that we are required to comply with in providing our investment management services. Although we maintain various compliance procedures and other controls to prevent, detect, and correct such errors, any failure or allegation of a failure to comply with these guidelines or other requirement could result in client claims, reputational damage, withdrawal of assets and potential regulatory sanctions, any of which could have an adverse impact on our results of operations and financial condition.

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

In certain circumstances, the departure of key employees could cause higher redemption rates for certain assets under management, or the loss of certain client accounts. Any inability to retain our key employees, attract qualified employees, or replace key employee positions in a timely manner, could lead to a reduction in the amount of our assets under management, which could have a material adverse effect on our revenues and profitability. In addition, there could be additional costs to replace, retain or attract new talent which would result in a decrease in our profitability and have an adverse impact on our results of operations and financial condition.

The highly competitive nature of the asset management industry may force us to reduce the fees we charge to our clients, increase amounts paid to our financial intermediaries or provide more support to those intermediaries, all of which could result in a reduction of our revenues and profitability.

We face significant competition from a wide variety of financial institutions, including other investment management companies, as well as from proprietary products offered by our distribution partners such as banks, broker-dealers and financial planning firms. Competition in our businesses is based on several factors including investment performance, access to distribution channels, service to financial advisers and their clients and fees charged. Our competitors, many of which are larger than we are, often offer similar products, use similar distribution sources, offer less expensive products, have greater access to key distribution channels and have greater resources, geographic footprints and name recognition than we do.

In addition, our profits are highly dependent on the fee levels for our products and services. In recent years, there has been a trend in certain segments of our markets toward lower fees. Competition could cause us to reduce the fees that we charge for products and services. In order to maintain appropriate fee levels in a competitive environment, we must be able to continue to provide clients with investment products and services that are viewed as appropriate in relation to the fees charged. If our clients, including our fund boards, were to view our fees as being high relative to the market or the returns provided by our investment products, we may choose to reduce our fee levels or we may experience significant redemptions in our assets under management, which could have an adverse impact on our results of operations and financial condition.

We are subject to an extensive and complex regulatory environment, and changes in regulations or failure to comply with regulation could adversely affect our revenues and profitability.

The investment management industry in which we operate is subject to extensive and frequently changing regulation. We are regulated by the SEC under the Exchange Act, the Investment Company Act and the Investment Advisers Act, and we are subject to regulation by the Commodities Futures Trading Commission under the Commodities Exchange Act. Our Global Fund is subject to regulation by the Central Bank of Ireland. We are also regulated by FINRA, the Department of Labor under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), as well as other federal and state laws and regulations.

Although we spend extensive time and resources on compliance efforts designed to ensure compliance with all applicable laws and regulations, if we or our affiliates fail to timely and properly modify and update our compliance procedures in this changing and highly complex regulatory environment, we may be subject to various legal proceedings, including civil litigation, governmental investigations and enforcement actions and result in fines, penalties or suspensions of individual employees or limitations on particular business activities, which could have an adverse impact on our results of operations and financial condition.

We have significant deferred tax assets in the U.S., and any limitations on our tax attributes could have an adverse impact on our financial condition, results of operations and cash flows.

We are subject to federal and state income taxes in the United States. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the appropriateness of our tax positions and reporting. We cannot provide assurance, however, that we will accurately predict the outcomes of audits, and the actual outcomes of these audits could be unfavorable. In addition, our ability to use net operating loss carryforwards and other tax attributes available to us will be dependent on our ability to generate taxable income.

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

We utilize unaffiliated firms in providing investment management services and any matters that have an adverse impact to their business, or any change in our relationships with these unaffiliated firms could lead to a reduction in assets under management, which will adversely affect our revenues and profitability.

We utilize select unaffiliated subadvisers as investment managers on certain mutual funds and variable insurance funds we offer. In addition, certain of our affiliated managers have licensing arrangements with unaffiliated data providers. Because we typically have no ownership interests in these unaffiliated firms, we do not control the business activities of such firms. Problems stemming from the business activities of these unaffiliated firms may negatively impact or disrupt such firms’ operations or expose them to disciplinary action or reputational harm. Furthermore, any such problems at these unaffiliated firms may have an adverse impact on our business or reputation or expose us to regulatory scrutiny, including with respect to our oversight of such firms. For example, in December 2014, the Securities and Exchange Commission announced a settlement with F-Squared Investments, one of our unaffiliated subadvisers, which settled charges that F-Squared had violated the federal securities laws in connection with its false performance advertising as well as aided and abetted and caused certain mutual funds sub-advised by F-Squared to violate Section 34(b) of the Investment Company Act of 1940. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information related to the impact of developments at F-Squared on the Company’s results of operations and financial condition.

In addition, we periodically negotiate provisions and renewals of these relationships, and we cannot provide assurance that such terms will remain acceptable to us or the unaffiliated firms. These relationships can also be terminated upon short notice without penalty. An interruption or termination of our unaffiliated firm relationships could affect our ability to market our products and result in a reduction in assets under management, which could have an adverse impact on our results of operations and financial condition.

We distribute through intermediaries, and changes in key distribution relationships could reduce our revenues, increase our costs and adversely affect our profitability.

Our primary source of distribution for our retail products is through intermediaries that include third party financial intermediaries, such as: major wire houses; national, regional and independent broker-dealers and financial advisors; banks and financial planners and registered investment advisors. Our success is highly dependent on access to these various distribution systems. These distributors are generally not contractually required to distribute our products and typically offer their clients various investment products and services, including proprietary products and services, in addition to and in competition with our products and services. While we compensate these distributors for selling our products and services pursuant to agreed amounts, we may not be able to retain access to these channels at all or at similar pricing. Increasing competition for these distribution channels could cause our distribution costs to rise, which could have a material adverse effect on our business, revenues and profitability. To the extent that existing or future intermediaries prefer to do business with our competitors, the sales of our products as well as our market share, revenues and profitability could decline.

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

Our technology systems and those of our third-party service providers are critical to our operations. The ability to consistently and reliably obtain accurate securities pricing information, process client portfolio and fund shareholder transactions and provide reports and other customer service to fund shareholders and clients in other accounts managed by us is essential to our continuing success. Any delays or inaccuracies in obtaining pricing information, processing such transactions or such reports, other breaches and errors, and any inadequacies in other customer service, could result in reimbursement obligations or other liabilities, or alienate customers and potentially give rise to claims against us. Our customer service capability, as well as our ability to obtain prompt and accurate securities pricing information and to process transactions and reports, is highly dependent on our third-party service providers’ information systems. Any failure or interruption of those systems, whether resulting from technology or infrastructure breakdowns, defects or external causes such as fire, natural disaster, viruses, acts of terrorism or power disruptions, could result in financial loss, negatively impact our reputation, and negatively affect our ability to do business. Although we have in place disaster recovery plans, we may experience temporary interruptions if a natural disaster or prolonged power outages were to occur which could have an adverse impact on our results of operations and financial condition.

In addition, like other companies in the financial services industry, our computer systems are regularly subject to and are expected to continue to be the target of computer viruses or other malicious codes, unauthorized access, cyber-attacks or other computer-related penetrations. While we have experienced threats to our data and systems, to date, we are not aware that we have experienced a material breach of cyber security. Over time, however, the sophistication of cyber threats continues to increase, and any controls we put in place and preventative actions we take to reduce the risk of cyber incidents and protect our information may be insufficient to detect or prevent unauthorized access, cyber-attacks or other security breaches to our computer systems or those of third parties with whom we do business. Breach of our technology systems or those of third parties with whom we do business through cyber-attacks, or failure to manage and secure our technology environment, could result in interruptions or malfunctions in the operations of our business, loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by a breach, additional costs to mitigate against future incidents and litigation costs resulting from an incident.

We and certain of our third-party vendors receive and store personal information as well as non-public business information. Although we and our third-party vendors take precautions, we may still be vulnerable to hacking or other unauthorized use. A breach of the systems or hardware could result in an unauthorized access to our proprietary business or client data or release of this type of data, which could subject us to legal liability or regulatory action under data protection and privacy laws which may result in fines or penalties, the termination of existing client contracts, costly mitigation activities and harm to our reputation, which could have an adverse impact on our results of operations and financial condition.

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

Civil litigation and government investigations or proceedings could adversely affect our business.

Many aspects of our business involve substantial risks of liability, and there have been substantial incidences of litigation and regulatory investigations in the financial services industry in recent years, including customer claims as well as class action suits seeking substantial damages. From time to time, we and/or our funds may be named as defendants or co-defendants in lawsuits or be involved in disputes that involve the threat of lawsuits seeking substantial damages. We and/or our funds are also involved from time to time in governmental and self-regulatory organization investigations and proceedings. Any of these lawsuits, investigations or proceedings could result in reputational damage, loss of clients and assets, settlements, awards, injunctions, fines, penalties, increased costs and expenses in resolving a claim, diversion of employee resources and resulting financial losses. Predicting the outcome of such matters is inherently difficult, particularly where claims are brought on behalf of various classes of claimants or by a large number of claimants, when claimants seek substantial or unspecified damages or when investigations or legal proceedings are at an early stage. A substantial judgment, settlement, fine or penalty could be material to our operating results or cash flows for a particular period, depending on our results for that period, or could cause us significant reputational harm, which could harm our business prospects.

We depend to a large extent on our business relationships and our reputation to attract and retain clients. As a result, allegations of improper conduct by private litigants, including investors in our funds, or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities or the asset management industry in general, whether or not valid, may harm our reputation, which may be more damaging to our business than to other types of businesses. We may incur substantial legal expenses in defending against proceedings commenced by a client, regulatory authority or other private litigant. Substantial legal liability levied on us could cause significant reputational harm and have an adverse impact on our results of operations and financial condition.

We have a significant portion of our assets invested in marketable securities that are primarily comprised of our seed capital program.

At December 31, 2014, the Company had $238.1 million of seed capital investments. A decline in the value of equity, fixed income and alternative securities could lower the value of these investments and result in declines in our non-operating income and net income. In addition, increases or decreases in the value of these investments will increase the volatility of our earnings.

We cannot assure you that our intended quarterly distributions will be paid each quarter or at all.

The declaration, payment and determination of the amount of our quarterly dividend, if any, will be at the discretion of our Board of Directors, who may change our dividend policy at any time. In making decisions regarding our quarterly dividend, our Board of Directors considers general economic and business conditions, our strategic plans and prospects, our businesses and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions and obligations, legal, tax, regulatory and other restrictions that may have implications on the payment of distributions by us to our common shareholders or by our subsidiaries to us, and such other factors as our Board of Directors may deem relevant. We cannot assure you that any distributions, whether quarterly or otherwise, will be paid.

We may need to raise additional capital in the future, and resources may not be available to us in sufficient amounts or on acceptable terms, which could have an adverse impact on our business.

Our ability to meet the future cash needs of the Company is dependent upon our ability to generate cash. Although the Company has been successful in generating sufficient cash in the past, it may not be successful in generating additional cash in the future. As of December 31, 2014, we maintained a strong cash and working capital position and had no debt outstanding, however, we may need to raise capital to fund new business initiatives and financing may not be available to us in sufficient amounts, on acceptable terms, or at all. Our ability to access capital markets efficiently depends on a number of factors, including the state of credit and equity markets, interest rates and credit spreads. If we are unable to access sufficient capital on acceptable terms our business could be adversely impacted.

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

We carry insurance in amounts and under terms that we believe are appropriate. Our insurance may not cover all liabilities and losses to which we may be exposed. Certain insurance coverage may not be available or may be prohibitively expensive in future periods. As our insurance policies come up for renewal, we may need to assume higher deductibles or pay higher premiums, which could have an adverse impact on our results of operations and financial condition.

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

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. Any occurrence of, or any material adverse change in, one or more risk factors or risks and uncertainties referred to in this Annual Report on Form 10-K or our other periodic reports filed with the SEC could materially and adversely affect our operations, financial results, cash flows, prospects and liquidity. You are urged to carefully consider all such factors.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We lease our principal offices, which are located at 100 Pearl St., Hartford, CT 06103. In addition, we lease office space in Illinois, California, Massachusetts and New York. We believe our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3.	Legal Proceedings.

The Company is regularly involved in litigation and arbitration as well as examinations, inquiries and investigations by various regulatory bodies, including the SEC, involving its compliance with, among other things, securities laws, client investment guidelines, laws governing the activities of broker-dealers and other laws and regulations affecting its products and other activities. Legal and regulatory matters of this nature involve or may involve the Company’s activities as an employer, issuer of securities, investor, investment adviser, broker-dealer or taxpayer. In addition, in the normal course of business, the Company discusses matters with its regulators raised during regulatory examinations or is otherwise subject to their inquiry. These matters could result in censures, fines, penalties or other sanctions.

The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC 450, Loss Contingencies. The disclosures, accruals or estimates, if any, resulting from the foregoing analysis are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. The Company believes, based on its current knowledge, that the outcomes of its legal and regulatory proceedings are not likely, either individually or in the aggregate, to have a material adverse effect on its consolidated financial condition. However, in the event of unexpected subsequent developments and given the inherent unpredictability of these legal and regulatory matters, the Company can provide no assurance that its assessment of any claim, dispute, regulatory examination or investigation or other legal matter will reflect the ultimate outcome and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.

Tom Cummins v. Virtus Investment Partners Inc. et al

On February 20, 2015, a putative class action complaint alleging violation of the federal securities laws was filed by an individual shareholder against the Company and certain of the Company’s current officers in the United States District Court for the Southern District of New York. The complaint was purportedly filed on behalf of all purchasers of the Company’s common stock between May 28, 2013 and December 22, 2014, inclusive (the “Class Period”). The complaint alleges that, during the Class Period, the defendants disseminated materially false and misleading statements and concealed material adverse facts relating to certain funds subadvised by F-Squared Investments. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5. The plaintiff seeks to recover unspecified damages on behalf of the class members. The Company believes that the suit is without merit and intends to defend it vigorously.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Market under the trading symbol “VRTS.” As of February 12, 2015, we had 8,977,784 shares of our common stock outstanding that were held by approximately 68,000 holders of record. The table below sets forth the quarterly high and low sales prices of our common stock on the NASDAQ Global Market for each quarter in the last two fiscal years.

	Year Ended			Year Ended
	December 31, 2014			December 31, 2013
Quarter Ended	High	Low	Dividends Declared	High	Low	Dividends Declared
First Quarter	$208.92	$169.03	$—	$191.34	$121.22	$—
Second Quarter	$215.72	$165.00	$0.45	$248.89	$175.96	$—
Third Quarter	$227.29	$166.35	$0.45	$195.69	$152.61	$—
Fourth Quarter	$188.04	$151.81	$0.45	$214.49	$154.30	$—

On February 18, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.45 per common share to be paid on May 13, 2015 to shareholders of record at the close of business on April 30, 2015.

There have been no non-cash dividends on our common stock with respect to the periods presented. The continuation of the payment of any dividends on our common stock and the amount thereof will be determined by the board of directors depending upon, among other factors, the Company’s earnings, operations, financial condition, capital requirements and general business outlook at the time payment is considered.

Issuer Purchases of Equity Securities

During 2014, we repurchased a total of 225,441 shares of our common stock pursuant to the Board of Director’s fourth quarter 2010 authorization. On December 10, 2014, our Board of Directors authorized an additional 500,000 shares of our common stock to be repurchased under the share repurchase program. As of December 31, 2014, 1.2 million shares of our common stock have been authorized to be repurchased under the program, and 624,559 shares remain available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases and/or privately negotiated transactions, depending on price and prevailing market and business conditions. The program is intended to generally offset dilution caused by shares issued under equity-based plans. The program, which has no specified term, may be suspended or terminated at any time.

The following table sets forth information regarding our share repurchases in each month during the quarter ended December 31, 2014:

Month	Total number of shares repurchased	Average price paid per share (1)	Total number of shares repurchased as part of publicly announced plans or programs	Maximum number of shares that may yet be repurchased under the plans or programs (2)
October 1—31, 2014	—	$—	—	213,126
November 1—30, 2014	88,567	$158.07	88,567	124,559
December 1—31, 2014	—	$—	—	624,559

Total	88,567		88,567

(1)	Average price paid per share is calculated on a settlement basis and excludes commissions.
(2)	The share repurchases above were completed pursuant to an expanded program announced in May 2013 and December 2014.

There were no unregistered sales of equity securities during the period covered by this Annual Report. Shares of our common stock purchased by participants in our Employee Stock Purchase Plan were delivered to participant accounts via open market purchases at fair value by the third-party administrator under the plan. We do not reserve shares for this plan or discount the purchase price of the shares.

For the year ended December 31, 2014, we paid $9.5 million in minimum employee tax withholding obligations related to employee share transactions.

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

($ in thousands, except per share data)	Years Ended December 31,
	2014 (1)	2013 (1)	2012 (1)	2011 (2)	2010 (2)
Results of Operations
Revenues	$450,598	$389,215	$280,086	$204,652	$144,556
Operating Expenses	319,878	275,711	219,641	190,749	135,285
Operating income	130,720	113,504	60,445	13,903	9,271
Income tax expense (benefit) (3)	39,349	44,778	27,030	(132,428)	513
Net income (3)	96,965	77,130	37,773	145,420	9,642
Net income attributable to common stockholders (3)	97,700	75,190	37,608	111,678	5,209
Earnings per share—basic (3)	10.75	9.18	4.87	17.98	0.87
Earnings per share—diluted (3)	10.51	8.92	4.66	16.34	0.81
Cash dividends declared per share	1.35	—	—	—	—

	As of December 31,
	2014 (1)	2013 (1)	2012 (2)	2011 (2)	2010 (2)
Balance Sheet Data
Cash and cash equivalents	$202,847	$271,014	$63,432	$45,267	$43,948
Investments	63,448	37,258	18,433	18,357	12,913
Goodwill and other intangible assets, net	47,043	49,893	53,971	56,891	57,772
Total assets	698,773	644,954	332,749	286,379	148,911
Accrued compensation and benefits	54,815	53,140	41,252	31,171	19,245
Debt	—	—	15,000	15,000	15,000
Total liabilities	112,350	109,900	85,115	68,007	64,720
Convertible preferred stock (4)	—	—	—	35,217	35,921
Total equity	563,352	492,868	244,471	183,155	48,270
Net assets of consolidated sponsored investment products (5)	216,672	98,433	40,397	—	—

	As of December 31,
	2014	2013	2012	2011	2010
($ in millions)
Assets Under Management
Total assets under management	$56,702	$57,740	$45,537	$34,588	$29,473

(1)	Derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(2)	Derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.
(3)	The amount shown for the 2014 fiscal year includes a net tax benefit of approximately $15.5 million due to the resolution of uncertain tax positions. The amount shown for the 2011 fiscal year includes a tax benefit of $132.4 million, primarily related to the release of a valuation allowance on certain deferred tax assets.
(4)	On October 27, 2011, the Company entered into an agreement with the Series B Convertible Preferred Stock (“Series B”) stockholder to convert 35,217 shares of Series B into 1,349,300 shares of common stock. The Series B was converted to shares of common stock on January 6, 2012. As a result of the conversion, all of the preferred shares were retired.
(5)	The Company consolidates sponsored investment products in which it has a majority voting interest. Net assets of consolidated sponsored investment products are comprised of $252.3, $149.2 and $43.9 million of total assets, $12.6, $8.6 and $0.3 million of total liabilities and $23.1, $42.2 and $3.2 million of redeemable noncontrolling interests at December 31, 2014, 2013 and 2012, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our separately managed accounts are distributed through financial intermediaries and directly by teams at our affiliated managers. Our institutional distribution strategy is an affiliate-centric and coordinated model. Through relationships with consultants, our affiliates target key market segments, including foundations and endowments, corporate, public and private pension plans and unaffiliated mutual funds.

Market Developments

In 2014, the global equity markets were up as evidenced by the MSCI World Index ending the year at 1,710 as compared to 1,661 at the start of the year, an increase of 3.0%. The major U.S. equity indexes were also up for 2014, with the Dow Jones Industrial Average ending the year at 17,823, from 16,577 at the beginning of the year, an increase of 7.5%, and the Standard & Poor’s 500 Index increased by 11.4% ending the year at 2,059, from 1,848 at the beginning of the year. The major U.S. bond index, the Barclays U.S. Aggregate Bond Index, increased 6.0% in 2014 ending the year at 1,915, compared to 1,807 at the beginning of the year.

The financial markets have had and are likely to continue to have a significant impact on asset flows and the value of our assets under management. The capital and financial markets could experience fluctuation and volatility, as they have in the past, which could impact relative investment returns and asset flows among investment products as well as investor choices and preferences among investment products, including equity, fixed income and alternative products.

Financial Highlights

•

Total revenues were $450.6 million in 2014, an increase of $61.4 million, or 15.8%, from $389.2 million in 2013. Total revenues increased in 2014 compared to the same period in the prior year as a result of higher average assets under management and an increase in average fees earned.

•

Long-term open-end mutual fund sales in 2014 of $12.7 billion represent a 34.8% sales rate (defined as inflows divided by beginning assets under management). Open-end fund sales during 2014 remained diversified by asset class, with 29.3% of sales in international equity funds, 29.7% in fixed income strategies, 28.7% of sales in domestic equity funds and 12.3% in alternative strategies.

•

Net income attributable to common stockholders in 2014 increased 29.9% to $97.7 million, from $75.2 million, in 2013. The 2014 earnings include a net tax benefit of $15.5 million related to the resolution of uncertain tax positions. Earnings per diluted common share increased 17.8% to $10.51 in 2014 from $8.92 in 2013.

•

In the second quarter of 2014, we launched the Duff & Phelps Select Energy MLP Fund Inc. (NYSE: DSE), a new closed-end fund managed by Duff & Phelps Investment Management Co., an affiliated manager. The fund added $493.8 million in assets under management during the year. At December 31, 2014 the fund had assets under management of $583.7 million inclusive of leverage.

Assets Under Management

At December 31, 2014, we managed $56.7 billion in total assets, representing a decrease of $1.0 billion, or 1.8%, from the $57.7 billion managed at December 31, 2013. The decrease in assets under management was due to the liquidation of our money market open-end funds of $1.6 billion, net outflows of $1.2 billion, $1.0 billion from dividends distributed, net of reinvestments, and the impact on assets from the use of leverage, offset by market appreciation of $2.8 billion. The 2014 full year net outflows of $0.5 billion in our long-term open-end funds was the result of fourth quarter 2014 net outflows of $2.2 billion, offset by net inflows of $1.7 billion from the first three quarters of 2014. The $2.2 billion in net outflows during the fourth quarter of 2014 was primarily attributable to $1.8 billion in net outflows in our domestic equity, Premium AlphaSector and alternative Dynamic AlphaSector funds. We believe several factors individually and collectively contributed to the outflows, including reactions to a large capital gain distribution communicated in the fourth quarter of 2014, the absolute performance of these products in a rising market environment and developments at the funds’ subadviser, F-Squared Investments, including a regulatory settlement and the resignation of its CEO in the fourth quarter of 2014 and the related announcements and media coverage. At December 31, 2014, F-Squared Investments served as subadviser to the Virtus mutual funds that represented $9.9 billion of assets under management. In 2015, we continued to experience net outflows in our long-term open-end funds primarily attributable to net outflows in the Premium AlphaSector and Dynamic AlphaSector funds. The changes in our assets under management may also be affected by the factors discussed in Item 1A of this Annual Report on Form 10-K “Risk Factors”.

Long-term assets under management, which exclude cash management products, were $56.7 billion at December 31, 2014, an increase of $0.5 billion, or 0.9%, from $56.2 billion at December 31, 2013. Average assets under management, which generally correspond to our fee-earning asset levels, were $59.1 billion for the year ended December 31, 2014, an increase of $6.1 billion, or 11.6%, from $53.0 billion for the year ended December 31, 2013.

Operating Results

In 2014, total revenues increased 15.8% to $450.6 million from $389.2 million in 2013. Revenues increased in 2014 compared to 2013, primarily as a result of an increase in average assets under management and an increase in fee rates. Operating income increased by 15.2% from $113.5 million in 2013 to $130.7 million in 2014, due to increased revenues driven by higher levels of average assets under management partially offset by higher employment expenses associated with personnel additions to support the growth of the business and distribution and administrative expenses attributable to the launch of the new DSE closed-end fund.

Assets Under Management by Product

The following table summarizes our assets under management by product:

	As of December 31,			Change
	2014	2013	2012	2014 vs. 2013%		2013 vs. 2012%
($ in millions)
Retail Assets
Mutual fund assets
Long-term open-end mutual funds	$36,292.3	$36,367.7	$25,827.1	$(75.4)	(0.2)%	$10,540.6	40.8%
Closed-end funds	7,581.4	6,499.6	6,231.6	1,081.8	16.6%	268.0	4.3%
Money market open-end funds (1)	—	1,556.6	1,994.1	(1,556.6)	(100.0)%	(437.5)	(21.9)%

Total mutual fund assets	43,873.7	44,423.9	34,052.8	(550.2)	(1.2)%	10,371.1	30.5%
Variable insurance funds	1,221.9	1,311.8	1,295.7	(89.9)	(6.9)%	16.1	1.2%
Separately managed accounts (2)	6,884.8	7,433.1	5,829.0	(548.3)	(7.4)%	1,604.1	27.5%

Total retail assets	51,980.4	53,168.8	41,177.5	(1,188.4)	(2.2)%	11,991.3	29.1%
Total institutional accounts (2)	4,722.0	4,570.8	4,359.5	151.2	3.3%	211.3	4.8%

Total Assets Under Management	$56,702.4	$57,739.6	$45,537.0	$(1,037.2)	(1.8)%	$12,202.6	26.8%

Average Assets Under Management	$59,122.1	$52,975.8	$39,631.5	$6,146.3	11.6%	$13,344.3	33.7%

(1)	On October 20, 2014, our money market funds were liquidated. This liquidation had no impact on our operating results.
(2)	Includes assets under management related to option strategies.

Asset Flows by Product

The following table summarizes our asset flows by product for the periods indicated:

($ in millions)	Years Ended December 31,
	2014	2013	2012
Retail Products
Mutual Funds—Long-Term Open-End
Beginning balance	$36,367.7	$25,827.1	$16,896.6
Inflows	12,665.6	19,097.6	12,340.9
Outflows	(13,198.3)	(10,991.7)	(5,921.7)

Net flows	(532.7)	8,105.9	6,419.2
Market performance	1,225.4	2,124.6	2,542.0
Other (1)	(768.1)	310.1	(30.7)

Ending balance	$36,292.3	$36,367.7	$25,827.1

Mutual Funds—Closed-End
Beginning balance	$6,499.6	$6,231.6	$5,675.6
Inflows	493.8	—	444.2
Outflows	—	—	—

Net flows	493.8	—	444.2
Market performance	799.3	728.2	362.7
Other (1)	(211.3)	(460.2)	(250.9)

Ending balance	$7,581.4	$6,499.6	$6,231.6

Mutual Funds—Money Market
Beginning balance	$1,556.6	$1,994.1	$2,294.8
Other (1)	(1,556.6)	(437.5)	(300.7)

Ending balance	$—	$1,556.6	$1,994.1

Variable Insurance Funds
Beginning balance	$1,311.8	$1,295.7	$1,308.6
Inflows	68.1	48.7	48.0
Outflows	(229.8)	(245.4)	(238.2)

Net flows	(161.7)	(196.7)	(190.2)
Market performance	71.8	213.3	177.3
Other (1)	—	(0.5)	—

Ending balance	$1,221.9	$1,311.8	$1,295.7

Separately Managed Accounts (2)
Beginning balance	$7,433.1	$5,829.0	$3,933.8
Inflows	1,333.6	1,384.0	1,178.4
Outflows	(2,244.8)	(1,225.9)	(980.7)

Net flows	(911.2)	158.1	197.7
Market performance	355.5	1,481.4	526.8
Other (1)	7.4	(35.4)	1,170.7

Ending balance	$6,884.8	$7,433.1	$5,829.0

Institutional Accounts (2)
Beginning balance	$4,570.8	$4,359.5	$4,478.2
Inflows	650.5	796.3	435.9
Outflows	(743.0)	(782.1)	(576.1)

Net flows	(92.5)	14.2	(140.2)
Market performance	389.2	314.7	233.4
Other (1)	(145.5)	(117.6)	(211.9)

Ending balance	$4,722.0	$4,570.8	$4,359.5

Total
Beginning balance	$57,739.6	$45,537.0	$34,587.6
Inflows	15,211.6	21,326.6	14,447.4
Outflows	(16,415.9)	(13,245.1)	(7,716.7)

Net flows	(1,204.3)	8,081.5	6,730.7
Market performance	2,841.2	4,862.2	3,842.2
Other (1)	(2,674.1)	(741.1)	376.5

Ending balance	$56,702.4	$57,739.6	$45,537.0

(1)	Represents open-end and closed-end mutual fund distributions, net of reinvestments, net flows of cash management strategies, net flows and market performance on structured products and net flows from non-sales related activities such as asset acquisitions/(dispositions), marketable securities investments/(withdrawals) and the impact on assets from the use of leverage.
(2)	Includes assets under management related to option strategies.

The following table summarizes our assets under management by asset class:

	As of December 31,			Change
	2014	2013	2012	2014 vs. 2013%		2013 vs. 2012%
($ in millions)
Asset Class
Equity	$34,180.7	$33,610.7	$24,668.1	$570.0	1.7%	$8,942.6	36.3%
Fixed income	16,681.6	15,829.4	14,861.2	852.2	5.4%	968.2	6.5%
Alternatives (1)	5,372.4	5,308.3	2,694.7	64.1	1.2%	2,613.6	97.0%
Other (2)	467.7	2,991.2	3,313.0	(2,523.5)	(84.4)%	(321.8)	(9.7)%

Total	$56,702.4	$57,739.6	$45,537.0	$(1,037.2)	(1.8)%	$12,202.6	26.8%

(1)	Consists of long/short equity, real estate, master-limited partnerships and other.
(2)	Consists of cash management and options strategies. Options strategies were $467.7 million, $1,403.6 million and $1,283.2 million at December 31, 2014, 2013 and 2012, respectively.

Average Assets Under Management and Average Basis Points

The following table summarizes average assets under management and the average management fee earned:

	As of December 31,
	Average Fee Earned (expressed in basis points)			Average Assets Under Management ($ in millions)
	2014	2013	2012	2014	2013	2012
Products
Mutual Funds—Long-term Open-End (1)(2)	51.3	51.1	50.5	$38,349.2	$32,520.4	$21,446.5
Mutual Funds—Closed-End	65.6	61.6	58.8	7,112.9	6,476.0	6,014.9
Mutual Funds—Money Market Open-End (1)	—	1.6	4.2	1,060.1	1,700.7	1,845.7
Variable Insurance Funds (1)	50.9	56.5	48.4	1,271.1	1,300.6	1,319.8
Separately Managed Accounts (3)	51.9	48.7	50.7	6,774.2	6,471.4	4,586.0
Institutional Accounts (3)	35.5	33.7	30.7	4,554.6	4,506.7	4,418.6

All Products	50.9	49.2	47.4	$59,122.1	$52,975.8	$39,631.5

(1)	Average fees earned are net of fees paid to unaffiliated subadvisers.
(2)	Excludes the impact of consolidated sponsored investment products.
(3)	Includes assets under management related to options strategies.

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

Year ended December 31, 2014 compared to year ended December 31, 2013. The average fee rate earned for 2014 increased 1.7 basis points as compared to the prior year primarily related to the liquidation of our money market funds in October 2014 and an increase in the closed-end fund fee rate related to the closed-end fund launch during the year. The average fee rate earned on institutional and separately managed accounts increased in 2014 as compared to 2013 primarily due to the redemption of low fee earning accounts.

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

Results of Operations

Summary Financial Data

	Years Ended December 31,			Change
	2014	2013	2012	2014 vs. 2013%		2013 vs. 2012%
($ in thousands)
Investment management fees	$300,663	$260,557	$187,875	$40,106	15.4%	$72,682	38.7%
Other revenue	149,935	128,658	92,211	21,277	16.5%	36,447	39.5%

Total revenues	450,598	389,215	280,086	61,383	15.8%	109,129	39.0%

Operating expenses	316,100	271,298	215,520	44,802	16.5%	55,778	25.9%
Amortization expense	3,778	4,413	4,121	(635)	(14.4)%	292	7.1%

Total operating expenses	319,878	275,711	219,641	44,167	16.0%	56,070	25.5%

Operating income	130,720	113,504	60,445	17,216	15.2%	53,059	87.8%
Other (expense) income, net	(2,843)	5,939	3,925	(8,782)	(147.9)%	2,014	51.3%
Interest income, net	8,437	2,465	433	5,972	242.3%	2,032	469.3%

Income before income taxes	136,314	121,908	64,803	14,406	11.8%	57,105	88.1%
Income tax expense	39,349	44,778	27,030	(5,429)	(12.1)%	17,748	65.7%

Net income	96,965	77,130	37,773	19,835	25.7%	39,357	104.2%
Noncontrolling interests	735	(1,940)	(101)	2,675	(137.9)%	(1,839)	1,820.8%
Allocation of earnings to preferred stockholders	—	—	(64)	—	— %	64	(100.0)%

Net income attributable to common stockholders	$97,700	$75,190	$37,608	$22,510	29.9%	$37,582	99.9%

Revenues

Revenues by source were as follows:

	Years Ended December 31,			Change
($ in thousands)	2014	2013	2012	2014 vs. 2013%		2013 vs. 2012%
Investment management fees
Mutual funds	$242,880	$206,516	$144,688	$36,364	17.6%	$61,828	42.7%
Separately managed accounts	35,152	31,510	23,245	3,642	11.6%	8,265	35.6%
Institutional accounts	16,156	15,184	13,554	972	6.4%	1,630	12.0%
Variable products	6,475	7,347	6,388	(872)	(11.9)%	959	15.0%

Total investment management fees	300,663	260,557	187,875	40,106	15.4%	72,682	38.7%
Distribution and service fees	91,950	78,965	56,866	12,985	16.4%	22,099	38.9%
Administration and transfer agent fees	56,016	48,185	33,779	7,831	16.3%	14,406	42.6%
Other income and fees	1,969	1,508	1,566	461	30.6%	(58)	(3.7)%

Total revenues	$450,598	$389,215	$280,086	$61,383	15.8%	$109,129	39.0%

Investment Management Fees

Year ended December 31, 2014 compared to year ended December 31, 2013. Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payments. Investment management fees increased by $40.1 million or 15.4% for the year ended December 31, 2014 due to an 11.6% increase in average assets under management and an increase of approximately two basis points in average fee rate earned. The increase in average assets under management for the year ended December 31, 2014 was due primarily to the 2013 growth in assets under management. Revenues increased at a higher rate than assets under management due to the increase in the average fee rate earned and the timing of flows during the year.

Year ended December 31, 2013 compared to year ended December 31, 2012. Investment management fees increased by $72.7 million or 38.7% for the year ended December 31, 2013 due to a 33.7% increase in average assets under management and an increase of approximately two basis points in average fee rate earned. The increase in average assets under management for the year ended December 31, 2013 was due primarily to overall positive net flows of $8.1 billion resulting from higher sales of long-term open-end mutual funds in 2013 and market appreciation of $4.9 billion. Revenues increased at a higher rate than assets under management due to the increase in the average fee rate earned and the mix of assets. Cash management assets represented 2.7% of total assets under management at December 31, 2013 compared to 4.5% at December 31, 2012.

Distribution and Service Fees

Year ended December 31, 2014 compared to year ended December 31, 2013. Distribution and service fees, which are asset-based fees earned from open-end mutual funds and variable insurance funds for distribution services, increased by $13.0 million or 16.4% for the year ended December 31, 2014 as compared to the prior year due to higher average long-term open-end assets under management. The increase in fees also resulted in a corresponding increase in distribution and administrative expenses, primarily driven by increased payments to third-party distribution partners for providing services to investors in our sponsored funds, including marketing support services.

Year ended December 31, 2013 compared to year ended December 31, 2012. Distribution and service fees increased by $22.1 million or 38.9% for the year ended December 31, 2013 as compared to the prior year due to higher assets under management. The increase in fees also resulted in a corresponding increase in distribution and administrative expenses, primarily driven by increased payments to our third-party distribution partners for providing services to investors in our sponsored funds.

Administration and Transfer Agent Fees

Year ended December 31, 2014 compared to year ended December 31, 2013. Administration and transfer agent fees represent fees earned for fund administration and shareholder services from our open-end mutual funds, variable insurance funds and certain of our closed-end funds. Fund administration and transfer agent fees increased $7.8 million or 16.3% for the year ended December 31, 2014 as compared to the prior year due to higher average long-term open-end mutual fund assets under management.

Year ended December 31, 2013 compared to year ended December 31, 2012. Administration and transfer agent fees increased $14.4 million for the year ended December 31, 2013 as compared to the prior year due to higher long-term open-end mutual fund average assets under management.

Other Income and Fees

Year ended December 31, 2014 compared to year ended December 31, 2013. Other income and fees primarily represent contingent sales charges earned from redemptions of certain shares sold without a front-end sales charge and fees earned for the distribution of unaffiliated products. Other income and fees increased $0.5 million or 30.6%, primarily due to an increase in contingent sales charges earned from redemptions.

Year ended December 31, 2013 compared to year ended December 31, 2012. Other income and fees decreased $0.1 million primarily due to a decrease in fees earned for the distribution of unaffiliated products.

Operating Expenses

Operating expenses by category were as follows:

	Years Ended December 31,			Change
	2014	2013	2012	2014 vs. 2013%		2013 vs. 2012%
($ in thousands)
Operating expenses
Employment expenses	$139,809	$131,768	$105,571	$8,041	6.1%	$26,197	24.8%
Distribution and administrative expenses	123,665	97,786	72,210	25,879	26.5%	25,576	35.4%
Other operating expenses	49,569	39,119	34,332	10,450	26.7%	4,787	13.9%
Restructuring and severance	294	203	1,597	91	44.8%	(1,394)	(87.3)%
Depreciation and other amortization expense	2,763	2,422	1,810	341	14.1%	612	33.8%
Amortization expense	3,778	4,413	4,121	(635)	(14.4)%	292	7.1%

Total operating expenses	$319,878	$275,711	$219,641	$44,167	16.0%	$56,070	25.5%

Employment Expenses

Year ended December 31, 2014 compared to year ended December 31, 2013. Employment expenses primarily consist of fixed and variable compensation and related employee benefit costs. Employment expenses of $139.8 million increased $8.0 million or 6.1% as compared to the year ended December 31, 2013. The increase was primarily due to personnel additions related to the growth of the business, increases in profit-based variable incentive compensation, payroll taxes and other benefits, resulting from higher profits.

Year ended December 31, 2013 compared to year ended December 31, 2012. Employment expenses of $131.8 million increased $26.2 million or 24.8% as compared to the year ended December 31, 2012. The increase was primarily due to increases in sales and profit-based variable compensation, payroll taxes and other benefits resulting from higher sales and profits and staff additions related to the growth of the business and the full year impact from the addition of a new affiliate.

Distribution and Administrative Expenses

Year ended December 31, 2014 compared to year ended December 31, 2013. Distribution and administrative expenses primarily consist of payments to third-party distribution partners for providing services to investors in our sponsored funds. These payments are primarily based on percentages of assets under management. These expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized on a straight line basis over the periods in which commissions are generally recovered from distribution fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares. Distribution and administrative expenses increased $25.9 million or 26.5% in the year ended December 31, 2014 as compared to the prior year. The increase was primarily attributable to closed-end fund structuring costs of $9.6 million incurred in connection with the launch of the new DSE closed-end fund during the second quarter of 2014 as well as higher average long-term open-end assets under management.

Year ended December 31, 2013 compared to year ended December 31, 2012. Distribution and administrative expenses increased $25.6 million or 35.4% in the year ended December 31, 2013 as compared to the prior year. The increase was primarily due to increases in higher average long-term open-end assets under management. There were $3.9 million of closed-end fund launch costs in the first quarter of 2012 for which there were no comparable costs incurred during the corresponding period in 2013.

Other Operating Expenses

Year ended December 31, 2014 compared to year ended December 31, 2013. Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and distribution related costs, rent and occupancy expenses, operating expenses of our consolidated sponsored investment products and other miscellaneous costs. Other operating expenses increased $10.5 million or 26.7% to $49.6 million for the year ended December 31, 2014 as compared to $39.1 million in the prior year. The increase over the prior year reflects additional costs primarily attributable to increased sales and marketing activities, professional fees and costs related to the ongoing transition of middle-and-back office systems to a third party service provider. Other operating expenses of consolidated sponsored investment products increased by $2.2 million over the prior year, reflecting the consolidation of an additional four funds during the year.

Year ended December 31, 2013 compared to year ended December 31, 2012. Other operating expenses increased $4.8 million or 13.9% to $39.1 million for the year ended December 31, 2013 as compared to $34.3 million in the prior year primarily due to increases in investment research costs, depreciation expense, rent and occupancy costs as a result of the acquisition of Rampart Investment Management (“Rampart”) during the fourth quarter of 2012 and travel and entertainment costs associated with the expansion of the retail distribution team, partially offset by reductions in professional fees.

Restructuring and Severance

We incurred $0.3 million, $0.2 million, and $1.6 million of restructuring and severance costs in 2014, 2013, and 2012, respectively, resulting from staff reductions.

Depreciation and Other Amortization Expense

Year ended December 31, 2014 compared to year ended December 31, 2013. Depreciation and other amortization expense primarily consists of the straight-line depreciation of furniture, equipment and leasehold improvements over their estimated useful lives. Depreciation and other amortization expense increased $0.3 million or 14.1% to $2.8 million for the year ended December 31, 2014 as compared to $2.4 million in the prior year primarily as a result of the increase in our furniture, equipment and leasehold improvements as a result of the growth in the business.

Year ended December 31, 2013 compared to year ended December 31, 2012. Depreciation and other amortization expense increased $0.6 million or 33.8% to $2.4 million for the year ended December 31, 2013 as compared to $1.8 million in the prior year primarily as a result of the increase in our furniture, equipment and leasehold improvements as a result of the growth in the business.

Amortization Expense

Year ended December 31, 2014 compared to year ended December 31, 2013. Amortization expense primarily consists of the straight-line amortization of acquired investment advisory contracts, recorded as definite-lived intangible assets, over their estimated useful lives. Amortization expense was $3.8 million during 2014, representing a decrease of $0.6 million or 14.4%, compared to 2013. The decrease was primarily due to certain definite-lived intangible assets becoming fully amortized during 2014.

Year ended December 31, 2013 compared to year ended December 31, 2012. Amortization expense of $4.4 million for the year ended December 31, 2013 increased from the prior year by $0.3 million or 7.1% due to the addition of intangible assets as a result of the acquisition of Rampart in 2012.

Other Income (Expense), net

Year ended December 31, 2014 compared to year ended December 31, 2013. Other income (expense), net primarily consists of realized and unrealized gains and losses recorded on investments, investments of consolidated sponsored investment products as well as earnings from equity method investments. Other income (expense), net, decreased from the prior year by $8.8 million or 147.9%. Excluding investments of consolidated sponsored investment products, Other income (expense), net decreased $0.6 million primarily due to a decrease in realized and unrealized gains on investments partially offset by an increase in earnings on equity method investments. Investments of consolidated sponsored investment products recognized $4.6 million of unrealized losses during 2014 versus $3.5 million of unrealized gains during the prior year.

Year ended December 31, 2013 compared to year ended December 31, 2012. Other income (expense), net increased from the prior year by $2.0 million or 51.3% due to increases in the market value of trading securities and realized and unrealized gains related to investments of consolidated sponsored investment products.

Interest Income (Expense), net

Year ended December 31, 2014 compared to year ended December 31, 2013. Interest income, net consists of interest and dividend income earned on cash equivalents, investments and the investments of our consolidated sponsored investment products. Interest income, net increased $6.0 million or 242.3% in 2014 compared to the prior year. The increase in interest income, net was primarily due to higher interest and dividend income earned on our investments and the investments of our consolidated sponsored investment products. Investments of consolidated sponsored investment products have grown $97.6 million, or 70.2% during 2014 from $139.1 million at December 31, 2013 to $236.7 million at December 31, 2014.

Year ended December 31, 2013 compared to year ended December 31, 2012. Interest income (expense), net increased $2.0 million for the year ended December 31, 2013 compared to the prior year. The increase in interest income (expense), net was due to higher interest and dividend income earned on investments of our consolidated sponsored investment products and $0.1 million in lower interest expense for the year since we repaid our debt outstanding during the third quarter of 2013. During September 2013, we repaid the entire outstanding balance under our amended senior secured revolving credit facility (“Credit Facility”). The effective interest rate on our outstanding long-term debt, inclusive of the amortization of deferred financing costs, was 4.77% through the period we had outstanding debt in 2013 as compared to 5.05% as of December 31, 2012. The decrease in our effective interest rate was due to the decrease in our interest rate based on the terms of our Credit Facility.

Income Tax Expense

Year ended December 31, 2014 compared to year ended December 31, 2013. The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 28.9% and 36.7% for 2014 and 2013, respectively. Our effective tax rate for 2014 was impacted by a net tax benefit of approximately $15.5 million due to the resolution of uncertain tax positions partially offset by a $2.2 million valuation allowance primarily related to unrealized mark-to-market loss positions on our seed capital portfolio.

Year ended December 31, 2013 compared to year ended December 31, 2012. The provision for income taxes reflected federal, state and local taxes at an estimated annual effective tax rate of 36.7% and 41.7%, for the years ended December 31, 2013 and 2012, respectively. The primary difference in the annual effective tax rate for 2013 compared to 2012 was attributable to a reduction of the recorded value of our state net deferred tax asset of $3.4 million in 2012 due to an expected decrease in our state tax rate.

Effects of Inflation

Inflation can impact our organization primarily in two ways. First, inflationary pressures can result in increases to our cost structure, especially to the extent that large expense components such as compensation are impacted. To the degree that these expense increases are not recoverable or cannot be counterbalanced through pricing increases due to the competitive environment, our profitability could be negatively impacted. Secondly, the value of the assets that we manage may be negatively impacted when inflationary expectations result in a rising interest rate environment. Declines in the values of these assets under management could lead to reduced revenues as management fees are generally earned as a percent of assets under management.

Liquidity and Capital Resources

Certain Financial Data

The following tables summarize certain key financial data relating to our liquidity and capital resources:

	As of December 31,			Change
($ in thousands)	2014	2013	2012	2014 vs. 2013%		2013 vs. 2012%
Balance Sheet Data (1)
Cash and cash equivalents	$202,847	$271,014	$63,432	$(68,167)	(25.2)%	$207,582	327.3%
Investments	63,448	37,258	18,433	26,190	70.3%	18,825	102.1%
Deferred taxes, net	60,162	64,500	96,923	(4,338)	(6.7)%	(32,423)	(33.5)%
Dividends payable	4,270	—	—	4,270	100.0%	—	—%
Debt	—	—	15,000	—	—%	(15,000)	(100.0)%
Total equity	563,352	492,868	244,471	70,484	14.3%	248,397	101.6%
Net assets of consolidated sponsored investment products (1)	216,672	98,433	40,397	118,239	120.1%	58,036	143.7%

	Years Ended December 31,
	2014	2013	2012
Cash Flow Data (1)
Provided by (used in)
Operating activities	$(58,871)	$28,837	$39,818
Investing activities	(8,181)	(6,231)	(5,167)
Financing activities	(1,189)	185,493	(16,472)

(1)	Net assets of consolidated sponsored investment products were comprised of $252.3, $149.2 and $43.9 million of total assets, $12.6, $8.6 and $0.3 million of total liabilities and $23.1, $42.2 and $3.2 million of redeemable noncontrolling interests at December 31, 2014, 2013 and 2012, respectively.

Overview

We maintained significant liquidity and capital resources during the year ended December 31, 2014. At December 31, 2014, we had $202.8 million of cash and cash equivalents and $50.3 million of investments in marketable securities compared to $271.0 million of cash and cash equivalents and $29.0 million of investments in marketable securities at December 31, 2013. We have additional liquidity available through a Credit Facility that allows us to borrow up to $75.0 million that expires in September 2017. Under the terms of the underlying credit agreement, we can increase this facility to $125.0 million upon satisfaction of certain approval requirements. At December 31, 2014, we had no outstanding borrowings under the Credit Facility.

Short-Term Capital Requirements

Our short-term capital requirements, which we consider to be those capital requirements due within one year, include payment of annual incentive compensation, income tax payments and other operating expenses, primarily consisting of investment research and technology costs, professional fees, distribution and occupancy costs. Incentive compensation, which is one of the largest annual operating cash expenditures, is paid in the first quarter of the year. In the first quarter of 2014 and 2013, we paid approximately $45.0 million and $33.0 million, respectively, in incentive compensation earned during the years ended December 31, 2013 and 2012, respectively. Short-term capital requirements may also be affected by employee tax withholding payments related to the net share settlement of equity awards. The Company paid $9.5 million and $7.5 million in minimum employee tax withholding obligations related to net share settlements in 2014 and 2013, respectively. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that otherwise would have been issued as a result of the vesting or exercise. The amount of employee tax withholdings we pay in future periods will vary based on our stock price, the number of equity awards net settled during the period and whether we and our employees elect to satisfy withholding taxes through net share settlement. Approximately 65,700 restricted stock units (“RSUs”) are expected to vest in March 2015 that may require a cash outlay related to minimum employee tax withholdings.

Other Uses of Capital

We expect that our main uses of cash will be to (i) invest in our organic growth, including our distribution efforts and closed-end fund launches; (ii) seed new investment strategies and mutual funds to introduce new products or to enhance distribution access; (iii) return of capital to stockholders through acquisition of shares of our common stock, payment of cash dividends on our common stock or other means; (iv) fund ongoing and potential investments in our infrastructure to achieve greater economies of scale and a more efficient overall cost structure; and (v) invest in inorganic growth opportunities as they arise.

In August and November 2014, we paid cash dividends on our common stock in the amount of $0.45 per share, respectively, totaling $8.2 million. On December 10, 2014, our Board of Directors approved a third cash dividend on our common stock in the amount of $0.45 per share to holders of record at the close of business on January 30, 2015 which was paid on February 13, 2015. The amount paid for this dividend was $4.0 million. On February 18, 2015, our Board of Directors declared a quarterly cash dividend of $0.45 per common share to be paid on May 13, 2015 to shareholders of record at the close of business on April 30, 2015. In addition, during 2014 we paid approximately $40.3 million to repurchase a total of 225,441 common shares under the board authorized share repurchase program. During 2013, we paid approximately $19.7 million to repurchase 105,000 common shares under the same program.

Capital and Reserve Requirements

VPD, a wholly-owned subsidiary of the Company, is a broker-dealer registered with the SEC and is therefore subject to certain rules regarding minimum net capital, as defined by those rules. VPD is required to maintain a ratio of “aggregate indebtedness” to “net capital,” as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us including additional reporting requirements, a lower required ratio of aggregate indebtedness to net capital or interruption of our business. At December 31, 2014 and 2013, the ratio of aggregate indebtedness to net capital of our broker-dealer was below the maximum allowed, and its net capital was significantly greater than the required minimum.

Balance Sheet

Cash and cash equivalents consist of cash in banks and money market fund investments. Cash and cash equivalents typically increase in the second, third and fourth quarters of the year as we record, but do not pay, variable incentive compensation. Investments consist primarily of investments in our affiliated mutual funds. Consolidated sponsored investment products primarily represent investment products we sponsor and where we own a majority of the voting interest in the entity. As of December 31, 2014, we consolidated a total of 12 sponsored investment products. At both December 31, 2014 and 2013, we had no debt outstanding.

Operating Cash Flow

Net cash used in operating activities of $58.9 million for 2014 decreased by $87.7 million from net cash provided by operating activities of $28.8 million in the prior year due primarily to increases in net purchases of investments by consolidated sponsored investment products of $95.2 million. Excluding the net purchases of investments by consolidated sponsored investment products, net cash provided by operating activities increased $7.5 million. This increase is primarily attributable to increases in cash pledged or on deposit of consolidated sponsored investment products, increases in the recognition of excess tax benefits from stock-based compensation and decreased deferred income taxes and accrued compensation, accounts payable and accrued liabilities, partially offset by cash generated from increased operating profitability and increases in sales of trading securities, net.

Net cash provided by operating activities of $28.8 million for the year ended December 31, 2013 declined by $11.0 million from net cash provided by operating activities of $39.8 million in the prior year due primarily to increases in purchases of investments by consolidated sponsored investment products, payments of deferred commissions, accounts receivable and realized and unrealized gains on investments of consolidated sponsored investment products offset by an increase in our net income, amortization of deferred commissions and accrued compensation, accounts payable and accrued liabilities. Cash flows from operating activities for the year ended December 31, 2013 included the expected utilization of deferred tax assets to reduce current taxes payable in the amount of $32.6 million.

Investing Cash Flow

Net cash used in investing activities consists primarily of capital expenditures and other investing activities related to our business operations. Net cash used in investing activities of $8.2 million for 2014 increased by $2.0 million from net cash used in investing activities of $6.2 million in the prior year due to an increase in the amount paid for asset acquisitions of equity method and other investments in the current year as compared to the prior year.

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

Financing Cash Flow

Cash flows used in financing activities consist primarily of repurchases of our common stock, payments to settle minimum tax withholding obligations for the net share settlement of employee share transactions, payments of cash dividends on our common stock and contributions to noncontrolling interests related to our consolidated sponsored investment products. Net cash used in financing activities decreased $186.7 million to

$1.2 million in 2014 compared to net cash provided by financing activities of $185.5 million in the prior year. The primary reason for the decrease was due to proceeds of $191.8 million from the issuance of 1.3 million shares of our common stock in the prior year with no such issuance in the current year. Also contributing to the change in 2014 was increased repurchases of our common stock of $20.6 million and dividends paid of $8.2 million, partially offset by the repayment of the entire $15.0 million of debt outstanding in the prior year that did not recur in 2014. During the 2014, we received $24.8 million in excess tax benefits from stock-based compensation compared to $0.5 million received in the prior year.

For the year ended December 31, 2013, net cash provided by financing activities of $185.5 million consisted primarily of net proceeds of $191.8 million from the issuance of 1.3 million shares of common stock in a public offering, $35.5 million in third-party contributions to the noncontrolling interests in our consolidated sponsored investment products and $0.6 million in proceeds from stock option exercises offset by the repayment of the total amount outstanding of $15.0 million on our Credit Facility, repurchases of our common stock of $19.7 million, payments to settle minimum tax withholding obligations for the net share settlement of RSUs of $7.5 million and contingent payments made related to acquired investment management contracts of $0.6 million.

Debt

Our Credit Facility, as amended and restated, has a five-year term expiring in September 2017 and provides borrowing capacity of up to $75.0 million with a $7.5 million sub-limit for the issuance of standby letters of credit. In addition, the Credit Facility provides for a $50.0 million increase in borrowing capacity conditioned on approval by the lending group. The Credit Facility is secured by substantially all of our assets. At December 31, 2014 and 2013, no amount was outstanding under the Credit Facility. As of December 31, 2014 and 2013, we had the capacity to draw on the entire $75.0 million available under the Credit Facility.

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

The Credit Facility contains customary covenants, including covenants that restrict (subject in certain instances to minimum thresholds or exceptions) our and certain of our subsidiaries’ ability to incur additional indebtedness, create liens, merge or make acquisitions, dispose of assets, enter into leases, sale/leasebacks or acquisitions of capital stock, and make loans, guarantees and investments, among other things. In addition, the Credit Facility contains certain financial covenants, the most restrictive of which include: (i) a minimum interest coverage ratio (generally, adjusted EBITDA to interest expense as defined in and for the period specified in the Credit Facility agreement) of at least 4.00:1, and (ii) a leverage ratio (generally, total debt as of any date to adjusted EBITDA as defined in and for the period specified in the Credit Facility agreement) of no greater than 2.75:1. For purposes of the Credit Facility, adjusted EBITDA generally means, for any period, our net income before interest expense, income taxes, depreciation and amortization expense, and excluding non-cash stock-based compensation, unrealized mark-to-market gains and losses, certain severance, and certain non-cash non-recurring gains and losses as described in and specified under the Credit Facility. At December 31, 2014, we were in compliance with all financial covenants under the Credit Facility.

The Credit Facility agreement also contains customary provisions regarding events of default which could result in an acceleration of amounts due under the facility. Such events of default include our failure to pay principal or interest when due, our failure to satisfy or comply with covenants, a change of control, the imposition of certain judgments, the invalidation of liens we have granted and a cross-default to other debt obligations.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2014:

	Payments Due
($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Lease obligations	$20.5	$3.7	$10.7	$3.8	$2.3
Credit Facility, including commitment fee (1)	0.7	0.3	0.4	—	—
Minimum payments on service contracts (2)	13.0	4.9	7.5	0.6	—

Total	$34.2	$8.9	$18.6	$4.4	$2.3

(1)	At December 31, 2014, we had no amount outstanding under our Credit Facility, which has a variable interest rate. Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at our option, either LIBOR for interest periods of one, two, three or six months or an alternate base rate, plus, in each case, an applicable margin, that ranges from 0.75% to 2.50%. We are also required to pay an annual commitment fee that ranges from 0.35% to 0.50% on undrawn amounts. Payments due are estimated based on the commitment fee rate of 0.35% in effect on December 31, 2014.
(2)	Service contracts include contractual amounts that will be due to purchase goods and services to be used in our operations and may be canceled at earlier times than those indicated under certain conditions that may include termination fees.

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

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements and the accompanying notes are prepared in accordance with Generally Accepted Accounting Principles, which requires the use of estimates. Actual results will vary from these estimates. Management believes the following critical accounting policies are important to understanding our results of operations and financial position.

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

The Company also evaluates any variable interest entities (“VIEs”) in which the Company has a variable interest for consolidation. A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) where as a group, the holders of the equity investment at risk do not possess: (i) the power to direct the activities that most significantly impact the entity’s performance; (ii) the obligation to absorb expected losses or the right to receive expected residual returns of the entity; or (iii) proportionate voting and economic interests and where substantially all of the entity’s activities either involve or are conducted on behalf of the equity holders. If any entity has any of these characteristics, it is considered a VIE and required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that has both the power to direct the activities that most significantly impact the VIE’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

Fair Value Measurements and Fair Value of Financial Instruments

The Financial Accounting Standards Board (“FASB”) defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation hierarchy contains three levels as follows:

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

Sponsored funds represent investments in open-end mutual funds, variable insurance funds and closed-end funds for which we act as the investment manager. The fair value of open-end mutual funds and variable insurance funds is determined based on their published net asset values and are categorized as Level 1. The fair value of closed-end funds is determined based on the official closing price of the exchange they are traded on and are categorized as Level 1.

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

Investments of consolidated sponsored investment products represent the underlying debt and equity securities held in sponsored products which we consolidate. Equity securities are valued at the official closing price on the exchange on which the securities are traded and are categorized within Level 1. Level 2 investments include certain equity securities for which closing prices are not readily available or are deemed to not reflect readily available market prices and are valued using an independent pricing service as well as most debt securities, which are valued based on quotations received from independent pricing services or from dealers who make markets in such securities. Pricing services do not provide pricing for all securities, and therefore indicative bids from dealers are utilized, which are based on pricing models used by market makers in the security and are also included within Level 2. Level 3 investments include debt securities that are not widely traded, are illiquid and are priced by dealers based on pricing models used by market makers in the security.

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments. Marketable securities are reflected in the condensed consolidated financial statements at fair value based upon publicly quoted market prices.

Goodwill and Other Intangible Assets

As of December 31, 2014, the carrying values of goodwill, indefinite-lived and definite-lived intangible assets was $5.3 million, $32.4 million and $9.4 million, respectively. Goodwill represents the excess of the purchase price of acquisitions over the fair value of identified net assets and liabilities acquired. Indefinite-lived intangible assets are comprised of acquired, closed-end fund investment advisory contracts.

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

We apply the rules issued in Accounting Standards Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment (the revised standard), which amends the rules for testing goodwill for impairment by allowing an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is unnecessary.

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

Based upon our fiscal 2014 qualitative impairment analysis for goodwill and indefinite-lived intangible assets, prepared in accordance with ASU No. 2011-08 and ASU No. 2012-02, we concluded that there was no requirement to do a quantitative annual goodwill and indefinite-lived intangible asset impairment test. The key qualitative factors that led to our conclusion were: (i) that our last quantitative goodwill impairment analysis indicated that the fair value of our reporting unit significantly exceeded the carrying amount; (ii) that our last quantitative indefinite-lived intangible asset impairment analysis indicated that the fair value of our units of accounting significantly exceeded the carrying amount; (iii) the significant increase in our share price and market capitalization since our last quantitative annual goodwill impairment analysis; (iv) the significant increase in our assets under management since our last quantitative indefinite-lived intangible asset impairment analysis; (v) that we continue to show positive financial performance overall; and (vi) positive operating margins and positive performance of the underlying funds that represent the indefinite-lived intangible assets recorded. During the year ended December 31, 2014, no events or circumstances occurred that indicated the carrying value of definite-lived intangible assets might be impaired and therefore no quantitative impairment tests were performed during this period.

No impairments have been identified or recorded by the Company for the year ended December 31, 2014.

Significant deterioration in markets or declines in revenues or in the value of the Company could result in future impairment charges.

Revenue Recognition

Investment management fees, distribution and service fees and administration and transfer agent fees are recorded as revenues during the period in which services are performed. Investment management fees are earned based upon a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payment. The Company accounts for investment management fees in accordance with ASC 605, Revenue Recognition, and has recorded its management fees net of fees paid to unaffiliated advisers. We consider the nature of our contractual arrangements in determining whether to recognize revenue based on the gross amount billed or net amount retained. We have evaluated the factors in ASC 605-45 in determining whether to record revenue on a gross or net basis with significant weight placed on: (i) if we are the primary obligor in the arrangement; and (ii) if we have latitude in establishing price. Amounts paid to unaffiliated subadvisers for the years ended December 31, 2014, 2013 and 2012 were $124.4 million, $96.1 million and $53.7 million, respectively.

Investment management fees are calculated based on our assets under management. We rely on data provided to us by mutual funds and custodians in the pricing of assets under management, which are not reflected within our consolidated financial statements. The boards of the mutual funds and the custodians of the assets we manage have formal pricing policies and procedures over pricing of investments. As of December 31, 2014, our total assets under management by fair value hierarchy level as defined by ASC 820, Fair Value Measurements and Disclosures, was approximately 58.1% Level 1, 41.8% Level 2 and 0.1% Level 3.

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

Accounting for Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes, which requires recognition of the amount of taxes payable or refundable for the current year, as well as deferred tax liabilities and assets for the future tax consequences of events that have been included in our financial statements or tax returns. Deferred tax liabilities and assets result from differences between the book value and tax basis of our assets, liabilities and carry-forwards, such as net operating losses or tax credits. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Our policy is to record interest and penalties related to income taxes as a component of income tax expense.

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

We are also subject to market risk due to a decline in the market value of our investments, consisting primarily of marketable securities. At December 31, 2014, the fair value of marketable securities was $266.7 million. Assuming a 10.0% increase or decrease in the fair value of marketable securities at December 31, 2014, our net income attributable to common stockholders would change by $15.8 million, and our total comprehensive income would change by $15.9 million, in each case for the year ended December 31, 2014.

Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. At December 31, 2014, we were exposed to interest rate risk as a result of holding investments in fixed-income sponsored funds of $101.7 million. Assuming a 1.0% increase or decrease in interest rates, the fair value of our fixed income investments would change by $3.7 million for the year ended December 31, 2014.

At December 31, 2014, we had no amounts outstanding under our Credit Facility. Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at our option, either LIBOR for interest periods of one, two, three or six months or an alternate base rate (as defined in the Credit Facility agreement), plus, in each case, an applicable margin, that ranges from 0.75% to 2.50%.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

As previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, had previously identified a material weakness in the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company failed to design controls upon the adoption of ASC 810-10, as amended by ASU 2009-17, to assess whether it has the potential to receive collateral management fees that could be significant and failed to design appropriate controls over the requirement to continuously reassess its variable interest entities at appropriate levels of precision. As a result, the Company’s analysis of whether it has the potential to receive collateral management fees that could be significant was not at the appropriate levels of precision to determine whether to consolidate certain variable interest entities. This material weakness, if not remediated, could have resulted in a failure to consolidate certain variable interest entities that could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

As remediation measures to address the material weakness described above, the Company designed and implemented new and enhanced controls to ensure that the primary beneficiary assessment for variable interest entities is assessed at the appropriate level of precision and that in-house accounting personnel have training to ensure they have the relevant expertise related to the consolidation of variable interest entities. With the implementation of these new and enhanced controls, we have concluded that, as of December 31, 2014, the previously identified material weakness in our internal control over financial reporting has been remediated.

The remediation measures discussed above were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recent quarter and materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Other than these remediation measures, there have been no changes in the Company’s internal control over financial reporting that occurred during our most recent quarter which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policy or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included in Item 15 of this Annual Report on Form 10-K.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information concerning the Company’s directors and nominees under the caption “Item 1—Election of Directors,” information concerning the Audit Committee and the “audit committee financial expert” under the caption “Corporate Governance—Audit Committee,” information concerning the Company’s executive officers under the caption “Executive Officers,” and the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Company’s 2015 Annual Meeting of Shareholders, are incorporated herein by reference.

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

The information concerning procedures by which shareholders may recommend director nominees set forth under the caption “Corporate Governance—Governance Committee—Director Nomination Process” in the Company’s Proxy Statement for the Company’s 2015 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.	Executive Compensation.

The information relating to executive compensation and the Company’s policies and practices as they relate to the Company’s risk management is set forth under the captions “Executive Compensation,” “Director Compensation,” “Corporate Governance—Compensation Committee—Risks Related to Compensation Policies and Practices” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the Company’s 2015 Annual Meeting of Shareholders and is incorporated herein by reference. The information included under the caption “Executive Compensation—Report of the Compensation Committee” in the Company’s Proxy Statement for the Company’s 2015 Annual Meeting of Shareholders is incorporated herein by reference but shall be deemed “furnished” (and not “filed”) with this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the caption “Security Ownership by Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the Company’s 2015 Annual Meeting of Shareholders is incorporated herein by reference.

The following table sets forth information as of December 31, 2014 with respect to compensation plans under which shares of our common stock may be issued:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(c)
Equity compensation plans approved by security holders (2)	342,760	$18.79	427,781
Equity compensation plans not approved by security holders	—	—	—

Total	342,760	$18.79	427,781

(1)	The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock unit awards (“RSUs”) since recipients of such awards are not required to pay an exercise price to receive the shares subject to these awards. The weighted-average exercise price of outstanding options, warrants and rights, including RSUs, was $8.93.
(2)	Represents 162,824 shares of common stock issuable upon the exercise of stock options and 179,936 shares of our common stock issuable upon the vesting of RSUs outstanding under the Company’s Omnibus Incentive and Equity Plan (the “Omnibus Plan”). Of the 1,800,000 maximum number of shares of our common stock authorized for issuance under the Omnibus Plan, 74,935 shares of common stock have been issued on a cumulative basis in the form of direct grants to directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions “Corporate Governance—Transactions with Related Persons” and “Corporate Governance—Director Independence” in the Company’s Proxy Statement for the Company’s 2015 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information regarding auditors fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services to be provided by the Company’s independent registered public accounting firm set forth under the caption “Item 2—Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements: The following Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements of Virtus are included in this Annual Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules:

All financial statement schedules have been omitted because the required information is either presented in the consolidated financial statements or the notes thereto or is not applicable or required.

(a)(3)	Exhibits:

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Exhibit Description

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Separation Agreement, Plan of Reorganization and Distribution by and between The Phoenix Companies, Inc. and the Registrant, dated as of December 18, 2008 (incorporated by reference to Exhibit 2.1 of the Registrant’s Amendment No. 4 to Form 10, filed December 19, 2008).

(3)	Articles of Incorporation and Bylaws

3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated December 18, 2008 (incorporated by reference to Exhibit 3.1 of the Registrant’s Amendment No. 4 to Form 10, filed December 19, 2008).

3.2	Amended and Restated Bylaws of the Registrant, as adopted on January 28, 2010 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed February 2, 2010).

3.3	Certificate of Designations of Series A Non-Voting Convertible Preferred Stock and Series B Voting Convertible Preferred Stock of the Registrant, dated October 31, 2008 (incorporated by reference to Exhibit 4.2 of the Registrant’s Amendment No. 2 to Form 10, filed November 14, 2008).

3.4	Certificate of Amendment of the Certificate of Designations of Series A Non-Voting Convertible Preferred Stock and Series B Voting Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q, filed August 13, 2009).

3.5	Certificate of Designations of Series C Junior Participating Preferred Stock of the Registrant, dated December 29, 2008 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed January 2, 2009).

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Note in favor of The Bank of New York Mellon as Lender, dated September 1, 2009 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed September 4, 2009).

4.2	Note in favor of PNC Bank, National Association as Lender, dated September 1, 2009 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed September 4, 2009).

(10)	Material Contracts

10.1	Transition Services Agreement by and between The Phoenix Companies, Inc. and the Registrant, dated as of December 18, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s Amendment No. 4 to Form 10, filed December 19, 2008).

10.2	Tax Separation Agreement by and between The Phoenix Companies, Inc. and the Registrant, dated December 18, 2008 (incorporated by reference to Exhibit 10.2 of the Registrant’s Amendment No. 4 to Form 10, filed December 19, 2008).

10.3	Amendment to Tax Separation Agreement, dated April 8, 2009, by and between The Phoenix Companies, Inc. and the Registrant, dated as of December 18, 2008 (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K, filed April 10, 2009).

10.4	Employee Matters Agreement by and between The Phoenix Companies, Inc. and the Registrant, dated December 18, 2008 (incorporated by reference to Exhibit 10.3 of the Registrant’s Amendment No. 4 to Form 10, filed December 19, 2008).

Exhibit Number	Exhibit Description

*10.5	Change in Control Agreement between George R. Aylward and the Registrant, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.4 of the Registrant’s Amendment No. 4 to Form 10, filed December 19, 2008).

*10.6	Amended and Restated Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan, effective as of January 1, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed <ay 16, 2014).

*10.7	Virtus Investment Partners, Inc. Non-Qualified Excess Investment Plan, effective as of November 1, 2008 (incorporated by reference to Exhibit 10.6 of the Registrant’s Amendment No. 2 to Form 10, filed November 14, 2008).

*10.8	First Amendment to the Virtus Investment Partners, Inc. Non-Qualified Excess Investment Plan, effective as of February 1, 2010 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, filed May 4, 2010).

*10.9	Virtus Investment Partners, Inc. Amended and Restated Executive Severance Allowance Plan, effective as of February 2, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed February 4, 2009).

10.10	Investment and Contribution Agreement by and among Phoenix Investment Management Company, the Registrant, Harris Bankcorp, Inc. and The Phoenix Companies, Inc., dated as of October 30, 2008 (incorporated by reference to Exhibit 10.8 of the Registrant’s Amendment No. 2 to Form 10, filed November 14, 2008).

10.11	Annex A to the Investment and Contribution Agreement by and among Phoenix Investment Management Company, the Registrant, Harris Bankcorp, Inc. and The Phoenix Companies, Inc., dated October 30, 2008 (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K, filed March 1, 2011).

10.12	Transaction Agreement by and among Harris Investment Management, Inc., Phoenix Investment Counsel, Inc., Harris Financial Corp. and Phoenix Investment Partners, LTD., dated as of March 28, 2006 (incorporated by reference Exhibit 6.01 of the Schedule 13D, filed January 12, 2009 by Bank of Montreal, Harris Financial Corp. and Harris Bankcorp, Inc.).

10.13	Strategic Partnership Agreement by and between Harris Investment Management, Inc. and Phoenix Investment Counsel, Inc., dated as of March 28, 2006 (incorporated by reference to Exhibit 6.02 of the Schedule 13D, filed January 12, 2009 by Bank of Montreal, Harris Financial Corp. and Harris Bankcorp, Inc.).

*10.14	Form of Non-Qualified Stock Option Agreement under the Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q, filed May 13, 2009).

*10.15	Form of Restricted Stock Units Agreement under the Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q, filed May 13, 2009).

*10.16	Form of Performance Share Units Agreement under the Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.30 of the Registrant’s Quarterly Report on Form 10-Q, filed August 5, 2011).

10.17	Amended and Restated Credit Agreement, dated as of September 10, 2012 among the Registrant, as Borrower, the lenders party thereto, PNC Bank, National Association, as Syndication Agent, and The Bank of New York Mellon, as Administrative Agent, as Swingline Lender and as Issuing Bank (the “Credit Agreement”) (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, filed November 7, 2012).

Exhibit Number	Exhibit Description

10.18	Amendment No. 1, dated as of July 2, 2013, to the Credit Agreement, dated as of September 10, 2012, among the Registrant, as Borrower, the lenders party thereto, PNC Bank, National Association, as Syndication Agent, and The Bank of New York Mellon, as Administrative Agent, as Swingline Lender and as Issuing Bank (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, filed August 2, 2013).

10.19	Amendment No. 2, dated as of September 18, 2013, to the Credit Agreement, dated as of September 10, 2012, among the Registrant, as Borrower, the lenders party thereto, PNC Bank, National Association, as Syndication Agent, and The Bank of New York Mellon, as Administrative Agent, as Swingline Lender and as Issuing Bank (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2013).

10.20	Guarantee Agreement among the Registrant, each of the subsidiary guarantors party thereto and The Bank of New York Mellon, as Administrative Agent, dated as of September 1, 2009 (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K, filed March 1, 2011).

10.21	Reaffirmation of Guarantee among the Registrant as Borrower, each of the subsidiary guarantors party thereto and the Bank of New York Mellon, as Administrative Agent, as Swingline Lender and as Issuing Bank under the Credit Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q, filed November 7, 2012).

10.22	Security Agreement among the Registrant, each of the other grantors party thereto and The Bank of New York Mellon, as Administrative Agent, dated as of September 1, 2009 (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K, filed March 1, 2011).

10.23	Amendment No. 1, dated as of September 10, 2012, to the Security Agreement, dated as of September 1, 2009, among the Registrant, as Borrower, each of the subsidiary guarantors party thereto, and the Bank of New York Mellon, as Administrative Agent under the Credit Agreement (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q, filed November 7, 2012).

*10.24	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2009).

*10.25	Offer Letter from the Registrant to Jeffrey T. Cerutti dated May 18, 2010 (incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K, filed March 1, 2011).

10.26	Conversion and Voting Agreement, dated as of October 27, 2011, between BMO, Inc. (f/k/a Harris Bankcorp, Inc.) and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed November 2, 2011).

*10.27	Offer Letter from the Registrant to Mark S. Flynn dated December 9, 2010 (incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K, filed March 1, 2012).

10.28	Amendment No. 3 to Amended and Restated Credit Agreement dated December 4, 2013 among the Registrant, as Borrower, the lenders party thereto, PNC Bank, National Association, as Syndication Agent, and The Bank of New York Mellon, as Administrative Agent, as Swingline Lender and as Issuing Bank (incorporated by reference to Exhibit 10.29, of the Registrant’s Annual Report on Form 10-K, filed February 24, 2014).

10.39	Amendment No. 2, dated as of December 4, 2013, to the Security Agreement, dated as of September 1, 2009, among the Registrant, as Borrower, each of the subsidiary guarantors party thereto, and the Bank of New York Mellon, as Administrative Agent under the Credit Agreement (incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K, filed February 24, 2014).

(21)	Subsidiaries of the Registrant

21.1	Virtus Investment Partners, Inc., Subsidiaries List.

Exhibit Number	Exhibit Description

(23)	Consents of Experts and Counsel

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certifications of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012 and (iv) Notes to Consolidated Financial Statements.

*	Management contract, compensatory plan or arrangement.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by the Company in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs at the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 2, 2015

Virtus Investment Partners, Inc.

By:	/S/ MICHAEL A. ANGERTHAL
Michael A. Angerthal
Executive Vice President Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 2, 2015.

/S/ MARK C. TREANOR Mark C. Treanor Director and Non-Executive Chairman	/S/ GEORGE R. AYLWARD George R. Aylward President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ JAMES R. BAIO James R. Baio Director	/S/ SUSAN S. FLEMING Susan S. Fleming Director

/S/ DIANE M. COFFEY Diane M. Coffey Director	/S/ RUSSEL C. ROBERTSON Russel C. Robertson Director

/S/ TIMOTHY A. HOLT Timothy A. Holt Director	/S/ MELODY L. JONES Melody L. Jones Director

/S/ EDWARD M. SWAN, JR. Edward M. Swan, Jr. Director	/S/ STEPHEN T. ZARRILLI Stephen T. Zarrilli Director

/S/ MICHAEL A. ANGERTHAL Michael A. Angerthal Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Virtus Investment Partners, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Virtus Investment Partners, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

March 2, 2015

Virtus Investment Partners, Inc.

Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
($ in thousands, except share data)
Assets:
Cash and cash equivalents	$202,847	$271,014
Cash of consolidated sponsored investment products	457	531
Cash pledged or on deposit of consolidated sponsored investment products	8,230	—
Investments	63,448	37,258
Investments of consolidated sponsored investment products	236,652	139,054
Accounts receivable, net	49,721	50,166
Furniture, equipment, and leasehold improvements, net	7,193	7,219
Intangible assets, net	41,783	44,633
Goodwill	5,260	5,260
Deferred taxes, net	60,162	64,500
Other assets	16,060	15,724
Other assets of consolidated sponsored investment products	6,960	9,595

Total assets	$698,773	$644,954

Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$54,815	$53,140
Accounts payable and accrued liabilities	31,627	29,912
Dividends payable	4,270	—
Other liabilities	9,082	18,413
Liabilities of consolidated sponsored investment products	12,556	8,435

Total liabilities	112,350	109,900

Commitments and Contingencies (Note 9)
Redeemable noncontrolling interests	23,071	42,186
Equity:
Equity attributable to stockholders:
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 9,551,274 shares issued and 8,975,833 shares outstanding at December 31, 2014 and 9,455,521 shares issued and 9,105,521 shares outstanding at December 31, 2013	96	95
Additional paid-in capital	1,148,908	1,135,644
Accumulated deficit	(507,521)	(605,221)
Accumulated other comprehensive loss	(242)	(150)
Treasury stock, at cost, 575,441 and 350,000 shares at December 31, 2014 and December 31, 2013, respectively	(77,699)	(37,438)

Total equity attributable to stockholders	563,542	492,930
Noncontrolling interests	(190)	(62)

Total equity	563,352	492,868

Total liabilities and equity	$698,773	$644,954

The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2014	2013	2012
($ in thousands, except per share data)
Revenues
Investment management fees	$300,663	$260,557	$187,875
Distribution and service fees	91,950	78,965	56,866
Administration and transfer agent fees	56,016	48,185	33,779
Other income and fees	1,969	1,508	1,566

Total revenues	450,598	389,215	280,086

Operating Expenses
Employment expenses	139,809	131,768	105,571
Distribution and administration expenses	123,665	97,786	72,210
Other operating expenses	46,531	38,321	34,017
Other operating expenses of consolidated sponsored investment products	3,038	798	315
Restructuring and severance	294	203	1,597
Depreciation and other amortization	2,763	2,422	1,810
Amortization expense	3,778	4,413	4,121

Total operating expenses	319,878	275,711	219,641

Operating Income	130,720	113,504	60,445

Other Income (Expense)
Realized and unrealized gain on investments, net	914	2,350	1,891
Realized and unrealized (loss) gain on investments of consolidated sponsored investment products, net	(4,648)	3,515	2,072
Other income (expense), net	891	74	(38)

Total other (expense) income, net	(2,843)	5,939	3,925

Interest Income (Expense)
Interest expense	(537)	(782)	(854)
Interest and dividend income	1,706	664	710
Interest and dividend income of investments of consolidated sponsored investment products	7,268	2,583	577

Total interest income, net	8,437	2,465	433

Income Before Income Taxes	136,314	121,908	64,803
Income tax expense	39,349	44,778	27,030

Net Income	96,965	77,130	37,773
Noncontrolling interests	735	(1,940)	(101)
Allocation of earnings to preferred stockholders	—	—	(64)

Net Income Attributable to Common Stockholders	$97,700	$75,190	$37,608

Earnings per share—Basic	$10.75	$9.18	$4.87

Earnings per share—Diluted	$10.51	$8.92	$4.66

Cash dividends declared per share	$1.35	$—	$—

Weighted Average Shares Outstanding—Basic (in thousands)	9,091	8,188	7,727

Weighted Average Shares Outstanding—Diluted (in thousands)	9,292	8,433	8,073

The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2014	2013	2012
($ in thousands)
Net Income	$96,965	$77,130	$37,773
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $132 and ($50) for the years ended December 31, 2014 and 2013	(216)	81	—
Unrealized gain (loss) on available-for-sale securities, net of tax of ($76), $223, and $81 for the years ended December 31, 2014, 2013 and 2012, respectively	124	56	(273)

Other comprehensive (loss) income	(92)	137	(273)
Comprehensive income	96,873	77,267	37,500
Comprehensive income attributable to noncontrolling interests	735	(1,940)	(101)
Allocation of comprehensive income to preferred stockholders	—	—	(64)

Comprehensive income attributable to common stockholders	$97,608	$75,327	$37,335

The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Attributed To Shareholders	Non- controlling Interest	Total Equity	Redeemable Non- controlling Interest
	Shares	Par Value				Shares	Amount
($ in thousands)
Balances at December 31, 2011	6,188,295	$63	$909,983	$(718,083)	$(14)	155,000	$(8,794)	$183,155	$—	$183,155	$—
Net income (loss)	—	—	—	37,672	—	—	—	37,672	(3)	37,669	104
Net unrealized loss on securities available-for-sale	—	—	—	—	(273)	—	—	(273)	—	(273)	—
Preferred stock conversion	1,349,300	14	35,203	—	—	—	—	35,217	—	35,217	—
Activity of noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	3,059
Repurchase of common shares	(90,000)	—	—	—	—	90,000	(8,940)	(8,940)	—	(8,940)	—
Issuance of common stock related to employee stock transactions	379,079	4	3,184	—	—	—	—	3,188	—	3,188	—
Taxes paid on stock-based compensation	—	—	(11,951)		—	—	—	(11,951)	—	(11,951)	—
Stock-based compensation	—	—	6,406	—	—	—	—	6,406	—	6,406	—

Balances at December 31, 2012	7,826,674	81	942,825	(680,411)	(287)	245,000	(17,734)	244,474	(3)	244,471	3,163

Net income (loss)	—	—	—	75,190	—	—	—	75,190	(59)	75,131	1,999
Net unrealized gain on securities available-for-sale	—	—	—	—	56	—	—	56	—	56	—
Foreign currency translation adjustment	—	—	—	—	81	—	—	81	—	81	—
Activity of noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	37,024
Issuance of common stock, net	1,298,386	13	191,565					191,578		191,578	—
Repurchase of common shares	(105,000)	—	—	—	—	105,000	(19,704)	(19,704)	—	(19,704)	—
Issuance of common stock related to employee stock transactions	85,461	1	632	—	—	—	—	633	—	633	—
Taxes paid on stock-based compensation	—	—	(7,513)		—	—	—	(7,513)		(7,513)	—
Excess tax benefits from stock-based compensation	—	—	478	—	—	—	—	478	—	478	—
Stock-based compensation	—	—	7,657	—	—	—	—	7,657	—	7,657	—

Balances at December 31, 2013	9,105,521	95	1,135,644	(605,221)	(150)	350,000	(37,438)	492,930	(62)	492,868	42,186

Net income (loss)	—	—	—	97,700	—	—	—	97,700	(128)	97,572	(607)
Net unrealized gain on securities available-for-sale	—	—	—	—	124	—	—	124	—	124	—
Foreign currency translation adjustment	—	—	—	—	(216)	—	—	(216)	—	(216)	—
Activity of noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	(18,508)
Cash dividends declared ($1.35 per common share)	—	—	(12,451)	—	—	—	—	(12,451)	—	(12,451)	—
Repurchase of common shares	(225,441)	—	—	—	—	225,441	(40,261)	(40,261)	—	(40,261)	—
Issuance of common stock related to employee stock transactions	95,753	1	1,416	—	—	—	—	1,417	—	1,417	—
Taxes paid on stock-based compensation	—	—	(9,512)	—	—	—	—	(9,512)		(9,512)	—
Stock-based compensation	—	—	9,006	—	—	—	—	9,006	—	9,006	—
Excess tax benefits from stock-based compensation	—	—	24,805	—	—	—	—	24,805	—	24,805	—

Balances at December 31, 2014	8,975,833	$96	$1,148,908	$(507,521)	$(242)	575,441	$(77,699)	$563,542	$(190)	$563,352	$23,071

The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012
($ in thousands)
Cash Flows from Operating Activities:
Net income	$96,965	$77,130	$37,773
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense, intangible asset and other amortization	6,759	7,046	6,198
Stock-based compensation	9,778	7,960	6,927
Excess tax benefit from stock-based compensation	(24,805)	(478)	(89)
Amortization of deferred commissions	17,907	14,453	10,715
Payments of deferred commissions	(13,796)	(18,912)	(10,868)
Equity in earnings of equity method investments	(488)	(161)	—
Realized and unrealized gains on trading securities	(914)	(2,350)	(1,891)
Realized and unrealized losses (gains) on investments of consolidated sponsored investment products	4,671	(3,515)	(2,072)
Sales (purchases) of trading securities, net	26,742	(2,701)	2,025
Purchases of investments by consolidated sponsored investment products, net	(195,683)	(100,499)	(41,155)
Sales of securities sold short by consolidated sponsored investment products, net	8,071	—	—
Deferred taxes, net	4,394	32,596	26,689
Changes in operating assets and liabilities:
Cash pledged or on deposit of consolidated sponsored investment products	(10,785)	—	—
Accounts receivable, net and other assets	(4,157)	(13,416)	(10,047)
Other assets of consolidated sponsored investment products	1,082	(6,043)	(683)
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	17,754	37,575	15,919
Liabilities of consolidated sponsored investment products	(2,366)	152	377

Net cash (used in) provided by operating activities	(58,871)	28,837	39,818

Cash Flows from Investing Activities:
Capital expenditures	(2,432)	(2,009)	(3,782)
Change in cash and cash equivalents of consolidated sponsored investment products due to deconsolidation	(436)	(662)	—
Asset acquisitions and purchases of other investments	(5,000)	(3,364)	(1,006)
Purchase of available-for-sale securities	(313)	(196)	(379)

Net cash used in investing activities	(8,181)	(6,231)	(5,167)

Cash Flows from Financing Activities:
Contingent consideration paid for acquired investment management contracts	—	(630)	(665)
Borrowings of proceeds from short sales by consolidated sponsored investment products	2,555	—	—
Repurchase of common shares	(40,261)	(19,704)	(8,940)
Dividends paid	(8,182)	—	—
Proceeds from exercise of stock options	753	570	2,636
Taxes paid related to net share settlement of restricted stock units	(9,512)	(7,513)	(11,951)
Proceeds from issuance of common stock, net of issuance costs	—	191,771	—
Excess tax benefits from stock-based compensation	24,805	478	89
Payment of debt and deferred financing costs	—	(15,026)	(700)
Contributions of noncontrolling interests, net	28,653	35,547	3,059

Net cash (used in) provided by financing activities	(1,189)	185,493	(16,472)

Net (decrease) increase in cash and cash equivalents	(68,241)	208,099	18,179
Cash and cash equivalents, beginning of year	271,545	63,446	45,267

Cash and Cash Equivalents, end of year	$203,304	$271,545	$63,446

Supplemental Cash Flow Information:
Interest paid	$266	$393	$415
Income taxes paid, net	$23,274	$1,697	$74
Non-Cash Investing Activities:
Purchase of investment management contracts	$—	$—	$435
Non-cash activity related to rabbi trust	$(843)	$(1,250)	$(144)
Non-Cash Financing Activities:
Dividends payable	$4,270	$—	$—
(Decrease) increase to noncontrolling interest due to (deconsolidation) consolidation of sponsored investment products, net	$(47,165)	$1,477	$—
Preferred stock conversion	$—	$—	$35,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements

1. Organization and Business

Virtus Investment Partners, Inc. (the “Company,” “we,” “us,” “our” or “Virtus”), a Delaware corporation, operates in the investment management industry through its subsidiaries.

The Company provides investment management and related services to individuals and institutions throughout the United States of America. The Company’s retail investment management services are provided to individuals through products consisting of open-end mutual funds, closed-end funds, variable insurance funds and separately managed accounts. Separately managed accounts are offered through intermediary programs that are sponsored and distributed by unaffiliated broker-dealers and individual direct managed account investment services that are provided by the Company. Institutional investment management services are provided primarily to corporations, multi-employer retirement funds, employee retirement systems, foundations, endowments and subadvisory accounts.

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

The Company also evaluates any variable interest entities (“VIEs”) in which the Company has a variable interest for consolidation. A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) where as a group, the holders of the equity investment at risk do not possess: (i) the power to direct the activities that most significantly impact the entity’s performance; (ii) the obligation to absorb expected losses or the right to receive expected residual returns of the entity; or (iii) proportionate voting and economic interests and where substantially all of the entity’s activities either involve or are conducted on behalf of the equity holders. If any entity has any of these characteristics, it is considered a VIE and required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that has both the power to direct the activities that most significantly impact the VIE’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

Collateralized Debt Obligations

As of December 31, 2014 and 2013, certain of the Company’s affiliates served as the collateral manager for collateralized loan and collateralized bond obligations (collectively, “CDOs”). The CDOs’ assets and liabilities reside in bankruptcy remote, special purpose entities in which the Company has no ownership in, nor holds any notes issued by, the CDOs and provides neither recourse nor guarantees. Accordingly, the Company’s financial exposure to these CDOs is limited only to the collateral investment management fees it earns, which totaled $1.6 million, $1.7 million and $2.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

The CDOs are considered VIEs, and as a result, the Company is required to consider the nature of its involvement in these VIEs in determining if it should consolidate the entity. In assessing consolidation of the CDOs, the Company assessed whether the collateral management fees represented a variable interest and the Company was the primary beneficiary of the VIE. The primary beneficiary assessment includes an analysis of the rights of the Company in its capacity as collateral manager and an analysis of whether the Company could receive significant benefits or absorb significant losses from the CDO.

The Company determined that its investment management fees received as collateral manager for certain CDOs did not represent a variable interest due to the anticipated fees being fixed in nature, senior to interest and principal payments, and any subordinated fee elements were insignificant relative to the total fee and total anticipated economic performance of the CDOs.

Noncontrolling Interest

Noncontrolling interests represent the profit or loss attributed to third party investors in consolidated sponsored investment products and other affiliates. Movements in amounts attributable to noncontrolling interests in consolidated entities on the Company’s Consolidated Statements of Operations offset the operating results, gains and losses and interest expense of the third party investors. Noncontrolling interests related to certain consolidated sponsored investment products are classified as redeemable noncontrolling interests because investors in these funds may request withdrawals at any time.

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

Segment Information

Accounting Standards Codification (“ASC”) 280, Segment Reporting, establishes disclosure requirements relating to operating segments in annual and interim financial statements. Business or operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company operates in one business segment, namely as an asset manager providing investment management and distribution services for individual and institutional clients. The Company’s Chief Executive Officer is the Company’s chief operating decision maker. Although the Company does make some disclosures regarding assets under management and other asset flows by product, the Company’s determination that it operates in one business segment is based on the fact that the same investment and operational resources support multiple products, they have the same or similar regulatory framework and that the Company’s chief operating decision maker reviews the Company’s financial performance at a consolidated level. Investment organizations within the Company are generally not aligned with specific product lines. Investment professionals manage both retail and institutional products.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and money market fund investments.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

Investments

Marketable Securities

Marketable securities consist of investments in the Company’s sponsored mutual funds and other publicly traded securities which are carried at fair value in accordance with ASC 320, Investments—Debt and Equity Securities (“ASC 320”). Marketable securities are marked to market based on the respective publicly quoted net asset values of the funds or market prices of the equity securities or bonds. Marketable securities transactions are recorded on a trade date basis. Marketable securities include sponsored mutual funds, sponsored variable insurance funds and other equity securities classified as trading securities and sponsored closed-end funds classified as available-for-sale securities. Any unrealized appreciation or depreciation on available for sale securities, net of income taxes, is reported as a component of accumulated other comprehensive income in equity attributable to stockholders.

On a quarterly basis, the Company conducts a review to assess whether other-than-temporary impairment exists on its available-for-sale marketable securities. Other-than-temporary declines in value may exist if the fair value of a marketable security has been below the carrying value for an extended period of time. If an other-than-temporary decline in value is determined to exist, the unrealized investment loss, net of tax, is recognized in the Consolidated Statements of Operations in the period in which the other-than-temporary decline in value occurs, as well as an accompanying permanent adjustment to accumulated other comprehensive income.

Equity Method Investments

The Company’s investment in noncontrolled investees is accounted for under the equity method of accounting in accordance with ASC 323, Investments-Equity Method and Joint Ventures. Under the equity method of accounting, the Company’s share of the noncontrolled affiliate’s net income or loss is recorded in other income (expense), net in the accompanying Consolidated Statements of Operations. Distributions received reduce the Company’s investment balance. The investment is evaluated for impairment as events or changes indicate that the carrying amount exceeds its fair value. If the carrying amount of an investment does exceed its fair value and the decline in fair value is deemed to be other than temporary, an impairment charge will be recorded.

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

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Furniture, Equipment and Leasehold Improvements, Net

Furniture, equipment and leasehold improvements are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of three to seven years for furniture and office equipment, and three to five years for computer equipment and software. Leasehold improvements are depreciated over the shorter of the remaining estimated lives of the related leases or useful lives of the improvements. Major renewals or betterments are capitalized, and recurring repairs and maintenance are expensed as incurred. Leasehold improvements that are funded upfront by a landlord and are constructed for the benefit of the Company are recorded at cost and depreciated on a straight-line basis over the original minimum term of the lease and a corresponding lease incentive liability in the same amount is also recorded and initially amortized over the same period.

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

Intangible Assets and Goodwill

Definite-lived intangible assets are comprised of acquired investment advisory contracts. These assets are amortized on a straight-line basis over the estimated useful lives of such assets, which range from one to sixteen years. Definite-lived intangible assets are evaluated for impairment on an ongoing basis under GAAP whenever events or circumstances indicate that the carrying value of the definite-lived intangible asset may not be fully recoverable. The Company determines if impairment has occurred by comparing estimates of future undiscounted cash flows to the carrying value of assets. Assets are considered impaired, and impairment is recorded, if the carrying value exceeds the expected future undiscounted cash flows.

Goodwill represents the excess of the purchase price of acquisitions and mergers over the identified net assets and liabilities acquired. In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not being amortized. A single reporting unit has been identified for the purpose of assessing potential future impairments of goodwill. An impairment analysis of goodwill is performed annually or more frequently, if warranted by events or changes in circumstances affecting the Company’s business. The Company follows the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment, which states that an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The Company’s 2014 and 2013 annual goodwill impairment analysis did not result in any impairment charges.

Indefinite-lived intangible assets are comprised of closed-end fund investment advisory contracts. These assets are tested for impairment annually and when events or changes in circumstances indicate the assets might be impaired. The Company follows ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which provides entities with an option to perform a qualitative assessment of indefinite-lived intangible assets other than goodwill for impairment to determine if additional impairment testing is necessary. The Company’s 2014 and 2013 annual indefinite-lived intangible assets impairment analyses did not result in any impairment charges.

Treasury Stock

Treasury stock is accounted for under the cost method and is included as a deduction from equity in the Stockholders’ Equity section of the Consolidated Balance Sheets. Upon any subsequent resale, the treasury stock account is reduced by the cost of such stock.

Revenue Recognition

Investment management fees, distribution and service fees and administration and transfer agent fees are recorded as revenues during the period in which services are performed. Investment management fees are earned based upon a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payment.

The Company accounts for investment management fees in accordance with ASC 605, Revenue Recognition, and has recorded its management fees net of fees paid to unaffiliated advisers. The Company considers the nature of its contractual arrangements in determining whether to recognize revenue based on the gross amount billed or net amount retained. The Company has evaluated the factors in ASC 605-45 in determining whether to record revenue on a gross or net basis with significant weight placed on: (i) if the Company is the primary obligor in the arrangement; and (ii) if the Company has latitude in establishing price. Amounts paid to unaffiliated advisers for the years ended December 31, 2014, 2013 and 2012 were $124.4 million, $96.1 million and $53.7 million, respectively.

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

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

Stock-based Compensation

The Company accounts for stock-based compensation expense in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for share-based awards based on the estimated fair value on the date of grant.

Restricted stock units (“RSUs”) are stock awards that entitle the holder to receive shares of the Company’s common stock as the award vests over time or when certain performance targets are achieved. The fair value of each RSU award is estimated using the intrinsic value method, which is based on the fair market value price on the date of grant unless it contains a performance metric that is considered a market condition. RSUs that contain a market condition are valued using a simulation valuation model. Compensation expense for RSU awards is recognized ratably over the vesting period on a straight-line basis.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes stock option valuation model. The Black-Scholes stock option valuation model incorporates assumptions as to dividend yield, volatility, an appropriate risk-free interest rate and the expected life of the stock option.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires recognition of the amount of taxes payable or refundable for the current year, as well as deferred tax liabilities and assets for the future tax consequences of events that have been included in the Company’s financial statements or tax returns. Deferred tax liabilities and assets result from differences between the book value and tax basis of the Company’s assets, liabilities and carry-forwards, such as net operating losses or tax credits.

The Company’s methodology for determining the realizability of deferred tax assets includes consideration of taxable income in prior carryback year(s) if carryback is permitted under the tax law, as well as consideration of the reversal of deferred tax liabilities that are in the same period and jurisdiction and are of the same character as the temporary differences that gave rise to the deferred tax assets. The Company’s methodology also includes estimates of future taxable income from its operations, as well as the expiration dates and amounts of carry-forwards related to net operating losses and capital losses. These estimates are projected through the life of the related deferred tax assets based on assumptions that the Company believes to be reasonable and consistent with demonstrated operating results. Changes in future operating results not currently forecasted may have a significant impact on the realization of deferred tax assets. Valuation allowances are provided when it is determined that it is more likely than not that the benefit of deferred tax assets will not be realized.

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

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

exercised or converted into common stock. For the calculation of diluted EPS, the basic weighted average number of shares is increased by the dilutive effect of RSUs and stock options using the treasury stock method.

Fair Value Measurements and Fair Value of Financial Instruments

The FASB defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. ASC 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation hierarchy contains three levels as follows:

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

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. The company is currently evaluating the potential impact of this standard on its financial statements, as well as the available transition methods.

In August 2014, the FASB issued ASU No. 2014-13, Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity (“CFE”) (“ASU 2014-13”). This new guidance requires reporting entities to use the more observable of the fair value of the financial assets or the financial liabilities to measure the financial assets and the financial liabilities of a CFE when a CFE is initially consolidated. It permits entities to make an accounting policy election to apply this same measurement approach after initial consolidation or to apply other GAAP to account for the consolidated CFE’s financial assets and financial liabilities. It also prohibits all entities from electing to use the fair value option in ASC 825, Financial Instruments, to measure either the financial assets or financial liabilities of a consolidated CFE that is within the scope of this issue. This guidance is effective for fiscal years beginning after December 15, 2015, and interim

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

periods therein. Early adoption is permitted using a modified retrospective transition approach as described in the pronouncement. As of December 31, 2014, the Company has not yet adopted ASU 2014-13 but does not expect this standard to have a material effect on its financial statements.

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

3. Goodwill and Other Intangible Assets

Intangible assets, net are summarized as follows:

	December 31,
	2014	2013
($ in thousands)
Definite-lived intangible assets, net:
Investment contracts	$158,747	$157,882
Accumulated amortization	(149,380)	(145,665)

Definite-lived intangible assets, net	9,367	12,217
Indefinite-lived intangible assets	32,416	32,416

Total intangible assets, net	$41,783	$44,633

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

Activity in goodwill and intangible assets, net is as follows:

	Years Ended December 31,
	2014	2013	2012
($ in thousands)
Intangible assets, net
Balance, beginning of period	$44,633	$48,711	$52,096
Acquisition	1,075	356	560
Amortization expense	(3,925)	(4,434)	(3,945)

Balance, end of period	$41,783	$44,633	$48,711

Goodwill
Balance, beginning of period	$5,260	$5,260	$4,795
Acquisition	—	—	465

Balance, end of period	$5,260	$5,260	$5,260

Definite-lived intangible asset amortization for the next five years is estimated as follows: 2015—$3.3 million, 2016—$2.5 million, 2017—$0.8 million, 2018—$0.6 million, 2019—$0.5 million, and thereafter—$1.7 million. At December 31, 2014, the weighted average estimated remaining amortization period for definite-lived intangible assets is 4.8 years.

4. Investments

The Company’s investments, excluding the assets of consolidated sponsored investment products, discussed in Note 19, are as follows:

	December 31,
	2014	2013
($ in thousands)
Marketable securities	$50,251	$28,968
Equity method investments	7,209	4,070
Nonqualified retirement plan assets	5,063	4,220
Other investments	925	—

Total investments	$63,448	$37,258

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

Marketable Securities

The Company’s marketable securities consist of both trading (including securities held by a broker-dealer affiliate) and available-for-sale securities. The composition of the Company’s marketable securities is summarized as follows:

December 31, 2014
	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored funds	$39,079	$(1,190)	$423	$38,312
Equity securities	8,421	—	319	8,740
Available-for-sale:
Sponsored closed-end funds	3,129	(163)	233	3,199

Total marketable securities	$50,629	$(1,353)	$975	$50,251

December 31, 2013
	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored funds	$16,079	$(704)	$2,529	$17,904
Equity securities	7,043	—	1,336	8,379
Available-for-sale:
Sponsored closed-end funds	2,815	(145)	15	2,685

Total marketable securities	$25,937	$(849)	$3,880	$28,968

For the years ended December 31, 2014, 2013 and 2012, the Company recognized a realized gain of $8.2 million, $1.0 million and $0.4 million, respectively, on trading securities.

Equity Method Investments

In 2014, the Company acquired an interest in a limited partnership for approximately $5.0 million which includes a future capital commitment for up to $6.7 million in the event that it is called by the partnership.

On April 9, 2013, the Company acquired a 24% noncontrolling Euro-denominated equity interest in Kleinwort Benson Investors International, Ltd. (“KBII”), a subsidiary of Kleinwort Benson Investors (Dublin) (“KBID”) for €2.6 million or $3.4 million. KBII is a U.S. registered investment adviser that provides specialized equity strategies. As of the date of acquisition, the Company allocated $2.5 million of this investment to goodwill, $0.6 million to definite-lived intangible assets that are being amortized over seven years and $0.3 million allocated to the remaining assets and liabilities of KBII. In conjunction with this investment, the Company entered into a put and call option with KBID. This investment is translated into U.S. dollars at current exchange rates as of the end of each accounting period. Net income or loss of the noncontrolled affiliate is translated at average exchange rates in effect during the accounting period. Net translation exchange gains and losses are excluded from income and recorded in accumulated other comprehensive income.

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

Other Investments

Other investments represents interests in affiliate entities not accounted for under the equity method such as the cost method or fair value.

5. Fair Value Measurements

The Company’s assets and liabilities measured at fair value, excluding the assets and liabilities of consolidated sponsored investment products discussed in Note 19, on a recurring basis as of December 31, 2014 and December 31, 2013 by fair value hierarchy level were as follows:

December 31, 2014
	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$202,054	$—	$—	$202,054
Marketable securities trading:
Sponsored funds	38,312	—	—	38,312
Equity securities	8,740	—	—	8,740
Marketable securities available for sale:
Sponsored closed-end funds	3,199	—	—	3,199
Other investments
Nonqualified retirement plan assets	5,063	—	—	5,063

Total assets measured at fair value	$257,368	$—	$—	$257,368

December 31, 2013
	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$270,262	$—	$—	$270,262
Marketable securities trading:
Sponsored funds	17,904	—	—	17,904
Equity securities	8,379	—	—	8,379
Marketable securities available for sale:
Sponsored closed-end funds	2,685	—	—	2,685
Other investments
Nonqualified retirement plan assets	4,220	—	—	4,220

Total assets measured at fair value	$303,450	$—	$—	$303,450

The following is a discussion of the valuation methodologies used for the Company’s assets measured at fair value.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

Cash equivalents represent investments in money market funds. Cash investments in actively traded money market funds are valued using published net asset values and are classified as Level 1.

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

Cash, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments. Marketable securities are reflected in the consolidated financial statements at fair value based upon publicly quoted market prices.

Transfers into and out of levels are reflected when significant inputs, including market inputs or performance attributes, used for the fair value measurement become observable or unobservable or when the Company determines it has the ability, or no longer has the ability, to redeem, in the near term, certain investments that the Company values using a net asset value, or if the book value of certain equity method investments no longer represents fair value. There were no transfers between Level 1 and Level 2 during the years ended December 31, 2014 and 2013.

6. Furniture, Equipment and Leasehold Improvements, Net

Furniture, equipment and leasehold improvements, net are summarized as follows:

	December 31,
	2014	2013
($ in thousands)
Furniture and office equipment	$4,762	$4,033
Computer equipment and software	6,148	5,663
Leasehold improvements	8,454	7,240

	19,364	16,936
Accumulated depreciation and amortization	(12,171)	(9,717)

Furniture, equipment and leasehold improvements, net	$7,193	$7,219

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

7. Income Taxes

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2014	2013	2012
($ in thousands)
Current
Federal	$31,787	$10,395	$—
State	3,168	1,787	341

Total current tax expense	34,955	12,182	341

Deferred
Federal	3,200	29,933	19,707
State	1,194	2,663	6,982

Total deferred tax expense (benefit)	4,394	32,596	26,689

Total expense for income taxes	$39,349	$44,778	$27,030

The following presents a reconciliation of the provision (benefit) for income taxes computed at the federal statutory rate to the provision (benefit) for income taxes recognized in the Consolidated Statements of Operations for the years indicated:

	Years Ended December 31,
	2014		2013		2012
($ in thousands)
Tax at statutory rate	$47,922	35%	$41,968	35%	$22,645	35%
State taxes, net of federal benefit	4,357	3	2,893	2	4,793	7
Uncertain tax positions	(30,961)	(22)	—	—	—	—
IRS audit resolution	15,505	11	—	—	—	—
Change in valuation allowance	2,165	2	(264)	—	(242)	—
Other, net	361	—	181	—	(166)	—

Income tax expense	$39,349	29%	$44,778	37%	$27,030	42%

The provision for income taxes reflects U.S. federal, state and local taxes at an estimated effective tax rate of 28.9%, 36.7% and 41.7% for the years ended December 31, 2014, 2013 and 2012, respectively. The Company’s effective tax rate for the year ended December 31, 2014 was impacted by a net tax benefit of approximately $15.5 million due to the settlement of the Internal Revenue Service (“IRS”) examination of its 2011 federal consolidated corporate income tax return. The net benefit is comprised of the recognition of tax benefits from uncertain tax positions of approximately $31.0 million and a reduction in the deferred tax assets of approximately $15.5 million which are related to a loss resulting from the past dissolution of a subsidiary.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

Deferred taxes resulted from temporary differences between the amounts reported in the consolidated financial statements and the tax basis of assets and liabilities. The tax effects of temporary differences are as follows:

	December 31,
	2014	2013
($ in thousands)
Deferred tax assets:
Intangible assets	$36,340	$43,827
Net operating losses	21,547	23,705
Compensation accruals	6,757	6,280
Investments	8,717	5,111
Unrealized loss/(gain)	2,362	(2,357)
Other	46	1,581

Gross deferred tax assets	75,769	78,147
Valuation allowance	(2,397)	(35)

Gross deferred tax assets after valuation allowance	73,372	78,112

Deferred tax liabilities:
Intangible assets	(12,718)	(13,078)
Other investments	(492)	(534)

Gross deferred tax liabilities	(13,210)	(13,612)

Deferred tax assets, net	$60,162	$64,500

At each reporting date, the Company evaluates the positive and negative evidence used to determine the likelihood of realization of all its deferred tax assets. The Company maintained a valuation allowance in the amount of $2.4 million, $0.0 million and $1.6 million at December 31, 2014, 2013 and 2012, respectively, relating to deferred tax assets on items of a capital nature as well as certain state deferred tax assets.

As of December 31, 2014, the Company had $41.0 million of net operating loss carry-forwards for federal income tax purposes. The related federal net operating loss carry-forwards are scheduled to begin to expire in the year 2029. As of December 31, 2014, the Company had state net operating loss carry-forwards, varying by subsidiary and jurisdiction, represented by a $7.2 million deferred tax asset. The state net operating loss carry-forwards are scheduled to begin to expire in 2016.

Internal Revenue Code Section 382 limits tax deductions for net operating losses, capital losses and net unrealized built-in losses after there is a substantial change in ownership in a corporation’s stock involving a 50 percentage point increase in ownership by 5% or larger stockholders. During the year ended December 31, 2009, due to changes in the Company’s stockholder base, the Company incurred an ownership change as defined in Section 382. At December 31, 2014, the Company has approximately $66.5 million in pre-change net operating loss carryovers and built-in losses that are reflected within the Company’s deferred tax assets noted above and are subject to an annual limitation of $4.2 million plus any cumulative unused Section 382 limitation from post-change tax years.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

Activity in unrecognized tax benefits is as follows:

	Years Ended December 31,
	2014	2013.	2012
($ in thousands)
Balance, beginning of year	$32,602	$33,948	$34,139
Decrease related to tax positions taken in prior years	(32,602)	(1,346)	(191)
Increase related to positions taken in the current year	—	—	—

Balance, end of year	$—	$32,602	$33,948

In connection with completion of the IRS examination of the Company’s 2011 consolidated corporate income tax return, the Company reduced its unrecognized tax benefits by $32.6 million ($31.0 million, net of federal benefit during the year ended December 31, 2014). The completion of the examination also resulted in an adjustment that decreased the Company’s net operating loss carry-forwards by approximately $15.5 million.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. The Company recorded no interest or penalties related to uncertain tax positions at December 31, 2014, 2013 and 2012.

During the year ended December 31, 2014, the Company recognized tax benefits of $24.8 million related to cumulative windfall deductions on certain stock-based incentive plans. Under ASC 718, Compensation-Stock Compensation, these tax benefits are utilized for financial statement purposes when they serve to reduce income taxes payable. Under the Company’s accounting policy, net operating losses and benefits from other sources are recognized before windfall benefit carryovers. The tax benefit related to these windfall deductions was recorded as an increase to Stockholders’ Equity.

The earliest federal tax year that remains open for examination is 2008 since unutilized net operating loss carry-forwards from 2008 could be denied when claimed in future years. The earliest open years in the Company’s major state tax jurisdictions are 2001 and 2000 for Connecticut and New York, respectively.

8. Debt

Credit Facility

The Company has an amended and restated senior secured revolving credit facility (the “Credit Facility”) that has a five-year term and provides borrowing capacity of up to $75.0 million, with a $7.5 million sub-limit for the issuance of standby letters of credit. In addition, the Credit Facility provides for a $50.0 million increase in borrowing capacity conditioned on approval by the lending group. The Credit Facility is secured by substantially all of the assets of the Company. During the third quarter of 2013, the Company repaid the $15.0 million then outstanding balance under the Credit Facility. At December 31, 2014 and 2013, there were no amounts outstanding under the Credit Facility. As of December 31, 2014, the Company had the capacity to draw on the entire $75.0 million under the Credit Facility.

Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at the Company’s option, either LIBOR for interest periods of one, two, three or six months or an alternate base rate (as defined in the Credit Facility agreement), plus, in each case, an applicable margin, that ranges from 0.75% to 2.50%. Under the terms of the Credit Facility, the Company is also required to pay certain fees, including an annual commitment fee that ranges from 0.35% to 0.50% on undrawn amounts and a letter of credit participation fee at an annual rate equal to the applicable margin as well as any applicable fronting fees, each of which is payable quarterly in arrears.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

The Credit Facility contains customary covenants, including covenants that restrict (subject in certain instances to minimum thresholds or exceptions) the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create liens, merge or make acquisitions, dispose of assets, enter into leases, sale/leasebacks or acquisitions of capital stock, and make loans, guarantees and investments, among other things. In addition, the Credit Facility contains certain financial covenants, the most restrictive of which include: (i) a minimum interest coverage ratio (generally, adjusted EBITDA to interest expense as defined in and for the period specified in the Credit Facility agreement) of at least 4.00:1, and (ii) a leverage ratio (generally, total debt as of any date to adjusted EBITDA as defined in and for the period specified in the Credit Facility agreement) of no greater than 2.75:1. For purposes of the Credit Facility, adjusted EBITDA generally means, for any period, net income of the Company before interest expense, income taxes, depreciation and amortization expense, and excluding non-cash stock-based compensation, unrealized mark-to-market gains and losses, certain severance, and certain non-cash non-recurring gains and losses as described in and specified under the Credit Facility. At December 31, 2014 and 2013, the Company was in compliance with all financial covenants under the Credit Facility.

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

9. Commitments and Contingencies

Legal Matters

The Company is regularly involved in litigation and arbitration as well as examinations, inquiries and investigations by various regulatory bodies, including the SEC, involving its compliance with, among other things, securities laws, client investment guidelines, laws governing the activities of broker-dealers and other laws and regulations affecting its products and other activities. Legal and regulatory matters of this nature involve or may involve the Company’s activities as an employer, issuer of securities, investor, investment adviser, broker-dealer or taxpayer. In addition, in the normal course of business, the Company discusses matters with its regulators raised during regulatory examinations or is otherwise subject to their inquiry. These matters could result in censures, fines, penalties or other sanctions.

The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC 450, Loss Contingencies. The disclosures, accruals or estimates, if any, resulting from the foregoing analysis are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. The Company believes, based on its current knowledge that the outcomes of its legal and regulatory proceedings are not likely, either individually or in the aggregate, to have a material adverse effect on its consolidated financial condition. However, in the event of unexpected subsequent developments and given the inherent unpredictability of these legal and regulatory matters, the Company can provide no assurance that its assessment of any claim, dispute, regulatory examination or investigation or other legal matter will reflect the ultimate outcome and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

Tom Cummins v. Virtus Investment Partners Inc. et al

On February 20, 2015, a putative class action complaint alleging violation of the federal securities laws was filed by an individual shareholder against the Company and certain of the Company’s current officers in the United States District Court for the Southern District of New York. The complaint was purportedly filed on behalf of all purchasers of the Company’s common stock between May 28, 2013 and December 22, 2014, inclusive (the “Class Period”). The complaint alleges that, during the Class Period, the defendants disseminated materially false and misleading statements and concealed material adverse facts relating to certain funds subadvised by F-Squared Investments. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5. The plaintiff seeks to recover unspecified damages on behalf of the class members. The Company believes that the suit is without merit and intends to defend it vigorously. The Company believes that there is not a material loss that is probable and reasonably estimable related to this claim.

Lease Commitments

The Company incurred rental expenses, primarily related to office space, under operating leases of $3.7 million, $3.4 million and $3.3 million in 2014, 2013 and 2012, respectively. Minimum aggregate rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2014 are as follows: $3.7 million in 2015; $3.7 million in 2016; $3.6 million in 2017; $3.4 million in 2018; $2.1 million in 2019; and $4.0 million thereafter.

10. Equity Transactions

During the years ended December 31, 2014 and 2013, pursuant to the Company’s share repurchase program implemented in the fourth quarter of 2010, the Company repurchased 225,441 and 105,000 common shares, respectively, at a weighted average price of $178.54 per share and $187.61 per share, respectively, plus transaction costs for a total cost of approximately $40.3 million and $19.7 million, respectively. As of December 31, 2014, the Company has repurchased a total of 575,441 shares of common stock at a weighted average price of $134.98 per share plus transaction costs for a total cost of $77.7 million.

On December 10, 2014, the Company’s board of directors authorized an additional 500,000 shares of common stock under the current share repurchase program. Total shares remaining available for repurchase as of December 31, 2014 were 624,559. Under the terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases and/or privately negotiated transactions, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

During the second, third and fourth quarters of the year ended December 31, 2014, the Board of Directors declared quarterly cash dividends of $0.45 each. Total dividends declared were $12.5 million for the year ended December 31, 2014. At December 31, 2014, $4.3 million is shown as dividends payable in liabilities in the Consolidated Balance Sheet, primarily representing the fourth quarter dividend to be paid on February 13, 2015 to all shareholders of record on January 30, 2015. There were no cash dividends during the year ended December 31, 2013.

In September 2013, the Company issued 1.3 million shares of common stock in a public offering for net proceeds of $191.8 million after underwriting discounts, commissions and other offering expenses, pursuant to an already effective shelf registration statement.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

11. Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by, component, are as follows:

	Unrealized Gains and (Losses) on Securities Available-for- Sale	Foreign Currency Translation Adjustments
($ in thousands)
Balance December 31, 2013	$(231)	$81

Unrealized net gains on investments, net of tax of ($76)	124	—
Foreign currency translation adjustments, net of tax of $132	—	(216)
Amounts reclassified from accumulated other comprehensive income	—	—

Net current-period other comprehensive income	124	(216)

Balance December 31, 2014	$(107)	$(135)

	Unrealized Gains and (Losses) on Securities Available-for- Sale	Foreign Currency Translation Adjustments
($ in thousands)
Balance December 31, 2012	$(287)	$—

Unrealized net gains on investments, net of tax of $223	56	—
Foreign currency translation adjustments, net of tax of ($50)	—	81
Amounts reclassified from accumulated other comprehensive income	—	—

Net current-period other comprehensive income	56	81

Balance December 31, 2013	$(231)	$81

12. Capital and Reserve Requirement Information

As a broker-dealer registered with the Securities and Exchange Commission and a member of the Financial Industry Regulatory Authority, our subsidiary, VP Distributors, LLC (“VPD”), is subject to certain rules regarding minimum net capital. VPD operates pursuant to Rule 15c3-1(a), promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, accordingly, is required to maintain a ratio of “aggregate indebtedness” to “net capital” (as those items are defined in the rule) which may not exceed 15.0 to 1.0.

Aggregate indebtedness, net capital, and the resultant ratio for VPD were as follows:

	December 31,
	2014	2013	2012
($ in thousands)
Aggregate indebtedness	$23,511	$28,020	$23,443
Net capital	21,919	22,086	16,617
Ratio of aggregate indebtedness to net capital	1.1 to 1	1.3 to 1	1.4 to 1

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

VPD’s minimum required net capital at December 31, 2014 and 2013 based on its aggregate indebtedness on those dates was $1.6 million and $1.9 million, respectively.

The operations of VPD do not include the physical handling of securities or the maintenance of open customer accounts. Accordingly, VPD claims exemption from the reserve provisions of Rule 15c3-3 promulgated under the Exchange Act pursuant to the exemption allowed by paragraph (k)(2)(i) of such rule.

13. Restructuring and Severance

During 2014, 2013 and 2012, the Company recorded restructuring charges of $0.3 million, $0.2 million and $1.6 million, respectively, related to headcount reductions and consolidation activities. These restructuring and severance charges have been included within restructuring and severance expenses in the accompanying Consolidated Statements of Operations. There was less than $0.1 million of unpaid severance and related charges as of December 31, 2014.

14. BMO Related Party Transactions

In May 2006, the Company acquired the rights to advise, distribute and administer the Insight Funds from BMO Asset Management Corp. (“BMO”), a subsidiary of BMO Financial Corp. BMO and BMO Financial Corp., a significant stockholder of the Company, are related parties of the Company.

Subadvisory investment management fees and distribution and administration fee expenses paid or payable to BMO were $0.1 million, $0.5 million and $2.1 million for the years ended December 31, 2014, 2013 and 2012 respectively. No amount was payable to BMO and its affiliates at December 31, 2014. At December 31, 2013, less than $0.1 million was payable to BMO and its affiliates related to subadvisory investment management fees and distribution fees.

15. Retirement Savings Plan

The Company sponsors a defined contribution 401(k) retirement plan (the “401(k) Plan”) covering all employees who meet certain age and service requirements. Employees may contribute a percentage of their eligible compensation into the 401(k) Plan, subject to certain limitations imposed by the Internal Revenue Code. The Company matches employees’ contributions at a rate of 100% of employees’ contributions up to the first 3.0% and 50.0% of the next 2.0% of the employees’ compensation contributed to the 401(k) Plan. The Company’s matching contributions were $2.8 million, $2.5 million and $2.0 million in 2014, 2013 and 2012, respectively.

16. Stock-Based Compensation

The Company has an Omnibus Incentive and Equity Plan (the “Plan”) under which officers, employees and directors may be granted equity-based awards, including restricted stock units (“RSUs”), stock options and unrestricted shares of common stock. At December 31, 2014, 427,781 shares of common stock remain available for issuance of the 1,800,000 shares that were reserved for issuance under the Plan. Each RSU entitles the holder to one share of common stock when the restriction expires. RSUs generally have a term of one to three years and may be time-vested or performance-contingent. Stock options generally cliff vest after three years and have a contractual life of ten years. Stock options are granted with an exercise price equal to the fair market value of the shares at the date of grant. The fair value of each RSU is estimated using the intrinsic value method, which is based on the fair market value price on the date of grant unless it contains a performance metric that is

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

considered a market condition. RSUs that contain a market condition are valued using a simulation valuation model. Shares that are issued upon exercise of stock options and vesting of RSUs are newly issued shares from the Plan and are not issued from treasury stock.

Stock-based compensation expense is summarized as follows:

	Years Ended December 31,
	2014	2013	2012
($ in thousands)
Stock-based compensation expense	$9,778	$7,960	$6,927

RSU activity for the year ended December 31, 2014 is summarized as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	233,763	$87.97
Granted	77,947	$183.83
Forfeited	(13,860)	$139.61
Settled	(117,914)	$60.91

Outstanding at December 31, 2014	179,936	$143.25

The grant-date intrinsic value of RSUs granted during the year ended December 31, 2014 was $14.3 million. At December 31, 2014, outstanding RSUs have a weighted average remaining contractual life of 1.1 years. The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2014, 2013 and 2012 was $183.83, $188.36 and $81.47 per share, respectively. The total fair value of RSUs vested during the years ended December 31, 2014, 2013 and 2012 was $21.1 million, $17.9 million and $30.7 million, respectively. For the years ended December 31, 2014, 2013 and 2012, a total of 50,952, 38,222 and 143,102 RSUs, respectively, were withheld through net share settlement by the Company to settle minimum employee tax withholding obligations. The Company paid $9.1 million, $7.5 million and $11.5 million for the years ended December 31, 2014, 2013 and 2012, respectively, in minimum employee tax withholding obligations related to RSUs withheld. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have been otherwise issued as a result of the vesting.

As of December 31, 2014, unamortized stock-based compensation expense for outstanding RSUs was $12.6 million, with a weighted average remaining amortization period of 1.1 years. As of December 31, 2013, unamortized stock-based compensation expense for outstanding RSUs and stock options was $8.9 million and $0.1 million, respectively, with weighted average remaining amortization periods of 1.0 years and 0.2 years, respectively. The Company did not capitalize any stock-based compensation expenses during the years ended December 31, 2014, 2013 and 2012. There were no unvested stock options at December 31, 2014.

During the year ended December 31, 2014, the Company granted 27,782 RSUs which contain two performance based metrics in addition to a service condition. The two performance metrics are based on the Company’s growth in operating income, as adjusted, relative to peers over a one year period and total shareholder return (“TSR”) relative to peers over a three year period. For the year ended December 31, 2014, total stock-based compensation expense included $1.4 million for these performance contingent RSUs. As of December 31, 2014, unamortized stock-based compensation expense related to these performance contingent RSUs was $3.5 million.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

Compensation expense for these performance contingent awards is recognized over the three year service period based upon the value determined under the intrinsic value method for the growth in operating income, as adjusted portion of the awards and the Monte Carlo simulation valuation model for the TSR portion of the awards since it represents a market condition. Compensation expense for the TSR portion of the awards is fixed at the date of grant and will not be adjusted in future periods based upon the achievement of the TSR performance metric. Compensation expense for the growth in operating income, as adjusted, portion of the awards is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon the final outcome.

Stock option activity for the year ended December 31, 2014 is summarized as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	190,160	$20.11
Granted	—	$—
Exercised	(27,336)	$27.97
Forfeited	—	$—

Outstanding at December 31, 2014	162,824	$18.79

Vested and exercisable at December 31, 2014	162,824	$18.79

The weighted-average remaining contractual term for stock options outstanding at December 31, 2014 and December 31, 2013 was 3.9 and 4.8 years, respectively. The weighted-average remaining contractual term for stock options vested and exercisable at December 31, 2014 was 3.9 years. At December 31, 2014, the aggregate intrinsic value of stock options outstanding and vested and exercisable was $24.7 million. The total grant-date fair value of stock options vested during the years ended December 31, 2014, 2013 and 2012 was $0.4 million, $0.2 million and $1.2 million, respectively. The total intrinsic value of stock options exercised for the years ended December 31, 2014, 2013 and 2012 was $4.2 million, $5.1 million, $9.2 million, respectively. Cash received from stock option exercises was $0.8 million, $0.6 million and $2.6 million for 2014, 2013 and 2012, respectively.

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

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

17. Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Years Ended December 31,
	2014	2013	2012
($ in thousands, except per share amounts)
Net Income	$96,965	$77,130	$37,773
Noncontrolling interests	735	(1,940)	(101)
Allocation of earnings to preferred stockholders	—	—	(64)

Net Income Attributable to Common Stockholders	$97,700	$75,190	$37,608

Shares:
Basic: Weighted-average number of shares outstanding	9,091	8,188	7,727
Plus: Incremental shares from assumed conversion of dilutive instruments	201	245	346

Diluted: Weighted-average number of shares outstanding	9,292	8,433	8,073

Earnings per share—basic	$10.75	$9.18	$4.87
Earnings per share—diluted	$10.51	$8.92	$4.66

For the year ended December 31, 2014, there were 6,085 instruments excluded from the above computations of weighted-average shares for diluted EPS because the effect would be anti-dilutive. For the years ended December 31, 2013 and 2012, there were no instruments excluded from the above computations of weighted-average shares for diluted EPS because the effect would be anti-dilutive.

18. Concentration of Credit Risk

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company. The following funds provided 10 percent or more of the total revenues of the Company:

	Years Ended December 31,
	2014	2013	2012
($ in thousands)
Virtus Premium AlphaSector™ Fund
Investment management, administration and transfer agent fees	$61,566	$41,921	$27,987
Percent of total revenues	14%	11%	12%
Virtus Multi-Sector Short Term Bond Fund
Investment management, administration and transfer agent fees	$55,401	$52,568	$39,475
Percent of total revenues	12%	14%	17%
Virtus Emerging Markets Opportunities Fund
Investment management, administration and transfer agent fees	$50,435	$53,202	$29,818
Percent of total revenues	11%	14%	12%

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

19. Consolidated Sponsored Investment Products

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

As of December 31, 2014 and December 31, 2013, the Company consolidated twelve and eight sponsored investment products, respectively. During the year ended December 31, 2014, the Company consolidated six additional sponsored investment products and deconsolidated two sponsored investment product because it no longer had a majority voting interest.

The following table presents the balances of the consolidated sponsored investment products that were reflected in the Consolidated Balance Sheets as of December 31, 2014 and 2013:

	As of December 31,
	2014	2013
($ in thousands)
Total cash	$8,687	$531
Total investments	236,652	139,054
All other assets	6,960	9,595
Total liabilities	(12,556)	(8,435)
Redeemable noncontrolling interest	(23,071)	(42,186)

The Company’s net interests in consolidated sponsored investment products	$216,672	$98,559

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

Consolidation

The following tables reflect the impact of the consolidated sponsored investment products in the Consolidated Balance Sheets as of December 31, 2014 and 2013, respectively:

As of December 31, 2014
	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Consolidated Balance Sheet
($ in thousands)
Total cash	$202,847	$8,687	$—	$211,534
Total investments	279,863	236,652	(216,415)	300,100
All other assets	180,436	6,960	(257)	187,139

Total assets	$663,146	$252,299	$(216,672)	$698,773

Total liabilities	$99,794	$12,813	$(257)	$112,350
Redeemable noncontrolling interest	—	—	23,071	23,071
Equity attributable to stockholders of the Company	563,542	239,486	(239,486)	563,542
Non-redeemable noncontrolling interest	(190)	—	—	(190)

Total liabilities and equity	$663,146	$252,299	$(216,672)	$698,773

As of December 31, 2013
	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Consolidated Balance Sheet
($ in thousands)
Total cash	$271,014	$531	$—	$271,545
Total investments	135,692	139,054	(98,434)	176,312
All other assets	187,627	9,595	(125)	197,097

Total assets	$594,333	$149,180	$(98,559)	$644,954

Total liabilities	$101,465	$8,560	$(125)	$109,900
Redeemable noncontrolling interest	—	—	42,186	42,186
Equity attributable to stockholders of the Company	492,930	140,620	(140,620)	492,930
Non-redeemable noncontrolling interest	(62)	—	—	(62)

Total liabilities and equity	$594,333	$149,180	$(98,559)	$644,954

(a)	Adjustments include the elimination of intercompany transactions between the Company and its consolidated sponsored investment products, primarily the elimination of the investments and equity and recording of any noncontrolling interest.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table reflects the impact of the consolidated sponsored investment products in the Consolidated Statement of Operations for the years ended December 31 2014, 2013 and 2012, respectively:

For the Year Ended December 31, 2014
	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Consolidated Statement of Operations
($ in thousands)
Total operating revenues	$451,259	$—	$(661)	$450,598
Total operating expenses	316,840	3,699	(661)	319,878

Operating income (loss)	134,419	(3,699)	—	130,720
Total other non-operating income (expense)	2,502	2,619	473	5,594

Income (loss) before income tax expense	136,921	(1,080)	473	136,314
Income tax expense	39,349	—	—	39,349

Net income (loss)	97,572	(1,080)	473	96,965
Noncontrolling interests	128	—	607	735

Net income (loss) attributable to the Company	$97,700	$(1,080)	$1,080	$97,700

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Year Ended December 31, 2013
	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Consolidated Statement of Operations
($ in thousands)
Total operating revenues	$389,202	$—	$13	$389,215
Total operating expenses	274,913	785	13	275,711

Operating income (loss)	114,289	(785)	—	113,504
Total other non-operating income (expense)	5,620	6,098	(3,314)	8,404

Income (loss) before income tax expense	119,909	5,313	(3,314)	121,908
Income tax expense	44,778	—	—	44,778

Net income (loss)	75,131	5,313	(3,314)	77,130
Noncontrolling interests	59	—	(1,999)	(1,940)

Net income (loss) attributable to the Company	$75,190	$5,313	$(5,313)	$75,190

For the Year Ended December 31, 2012
	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Consolidated Statement of Operations
($ in thousands)
Total operating revenues	$279,919	$—	$167	$280,086
Total operating expenses	219,326	148	167	219,641

Operating income (loss)	60,593	(148)	—	60,445
Total other non-operating income (expense)	4,106	2,649	(2,397)	4,358

Income (loss) before income tax expense	64,699	2,501	(2,397)	64,803
Income tax expense	27,030	—	—	27,030

Net income (loss)	37,669	2,501	(2,397)	37,773
Noncontrolling interests	3	—	(104)	(101)
Allocation of earnings to preferred stockholders	(64)	—	—	(64)

Net income (loss) attributable to the Company	$37,608	$2,501	$(2,501)	$37,608

(a)	Adjustments include the elimination of intercompany transactions between the Company and its consolidated sponsored investment products, primarily the elimination of the investments and equity and recording of any noncontrolling interest.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

Fair Value Measurements of Consolidated Sponsored Investment Products

The assets and liabilities of the consolidated sponsored investment products measured at fair value on a recurring by fair value hierarchy level were as follows:

As of December 31, 2014
	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Debt securities	$—	$135,050	$1,065	$136,115
Equity securities	82,417	18,120	—	100,537
Derivatives	154	227	—	381

Total Assets Measured at Fair Value	$82,571	$153,397	$1,065	$237,033

Liabilities
Derivatives	$191	$—	$—	$191
Short sales	7,491	674	—	8,165

Total Liabilities Measured at Fair Value	$7,682	$674	$—	$8,356

As of December 31, 2013
	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Debt securities	$—	$47,114	$—	$47,114
Equity securities	91,940	—	—	91,940

Total Assets Measured at Fair Value	$91,940	$47,114	$—	$139,054

The following is a discussion of the valuation methodologies used for the assets and liabilities of the Company’s consolidated sponsored investment products measured at fair value.

Investments of consolidated sponsored investment products represent the underlying debt and equity securities held in sponsored products which are consolidated by the Company. Equity securities are valued at the official closing price on the exchange on which the securities are traded and are categorized within Level 1. Level 2 investments include certain equity securities, including non-US securities, for which closing prices are not readily available or are deemed to not reflect readily available market prices and are valued using an independent pricing service as well as most debt securities, which are valued based on quotations received from independent pricing services or from dealers who make markets in such securities. Pricing services do not provide pricing for all securities, and therefore indicative bids from dealers are utilized, which are based on pricing models used by market makers in the security and are also included within Level 2. Level 3 investments include debt securities that are not widely traded, are illiquid and are priced by dealers based on pricing models used by market makers in the security.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table is a reconciliation of assets of consolidated sponsored investment products for Level 3 investments for which significant unobservable inputs were used to determine fair value.

Level 3 Debt securities (a)
Balance at December 31, 2013	$—
Purchases	1,119
Sales	—
Paydowns	(3)
Change in unrealized gain/loss	(51)

Balance at December 31, 2014	$1,065

(a)	None of the securities were internally fair valued at December 31, 2014.

Securities with an end of period market value of $1.5 million were transferred from Level 1 to Level 2 during the year ended December 31, 2014 because certain non-US securities no longer had readily available closing prices or were deemed not reflective of readily available closing prices. There were no transfers between Level 1, Level 2 and Level 3 during the years ended December 31, 2013 and 2012, respectively.

Derivatives

Beginning in the second quarter of 2014, the Company consolidated investment products which include derivative instruments as part of their investment strategies. These derivatives may include futures contracts, options contracts and forward contracts. The fair value of such derivatives at December 31, 2014 was immaterial. The change in fair value of such derivatives, which is recorded in realized and unrealized gain (loss) on investments of consolidated sponsored investment products, net, was immaterial for the year ended December 31, 2014. In connection with entering into these derivative contracts these funds may be required to pledge to the broker an amount of cash equal to the “initial margin” requirements that varies based on the type of derivative. The cash pledged or on deposit is recorded in the Consolidated Balance Sheet of the Company as Cash pledged or on deposit of consolidated sponsored investment products.

Short Sales

Some of the Company’s consolidated sponsored investment products may engage in short sales, which are transactions in which a fund sells a security that it does not own (or that it owns but does not intend to deliver) in anticipation that the price of the security will decline. Short sales are recorded in the Consolidated Balance Sheet within Other liabilities of consolidated sponsored investment products.

Borrowings

One of our consolidated sponsored investment products employs leverage in the form of using proceeds from shorts, which allows it to use its long positions as collateral in order to purchase additional securities. The use of these proceeds from shorts is secured by the assets of the consolidated sponsored investment product which are held with the custodian in a separate account. This consolidated sponsored investment product is permitted to borrow up to 33.33% of its total assets.

Virtus Investment Partners, Inc.

Notes to Consolidated Financial Statements—(Continued)

20. Subsequent Event

On January 26, 2015, the Company announced an agreement to acquire a majority interest in ETF Issuer Solutions (“ETFis”), a New York City-based company that operates a platform for listing, operating, and distributing exchange-traded funds. The transaction is expected to close in March 2015.

On February 18, 2015, the Company declared a quarterly cash dividend of $0.45 per common share to be paid on May 13, 2015 to shareholders of record at the close of business on April 30, 2015.

21. Selected Quarterly Data (Unaudited)

	2014
($ in thousands, except share data)	Fourth Quarter	Third Quarter (1)	Second Quarter	First Quarter
Revenues	$112,137	$117,841	$112,749	$107,871
Operating Income	36,665	38,927	22,502	32,626
Net Income Attributable to Common Stockholders	18,879	37,340	19,543	21,938
Earnings per share—Basic	$2.09	$4.10	$2.14	$2.41
Earnings per share—Diluted	$2.05	$4.02	$2.10	$2.34

	2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$106,498	$100,409	$96,140	$86,168
Operating Income	33,892	31,630	26,882	21,100
Net Income Attributable to Common Stockholders	24,756	21,089	15,385	13,960
Earnings per share—Basic	$2.72	$2.64	$1.97	$1.79
Earnings per share—Diluted	$2.65	$2.56	$1.91	$1.73

(1)	The third quarter of 2014 includes a net tax benefit of approximately $15.5 million due to completion of the audit of the Company’s 2011 federal corporate income tax return.