Form 10-Q
period 2015-03-31
VIRTUS INVESTMENT PARTNERS, INC.
filed 2015-05-11
CIK 883237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the registrant’s common stock was 8,911,866 as of April 21, 2015.

VIRTUS INVESTMENT PARTNERS, INC.

“We,” “us,” “our,” the “Company” and “Virtus” as used in this Quarterly Report on Form 10-Q, refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Virtus Investment Partners, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2015	December 31, 2014
($ in thousands, except share data)
Assets:
Cash and cash equivalents	$166,031	$202,847
Cash of consolidated sponsored investment products	2,058	457
Cash pledged or on deposit of consolidated sponsored investment products	9,554	8,230
Investments	56,995	63,448
Investments of consolidated sponsored investment products	254,481	236,652
Accounts receivable, net	52,792	49,721
Furniture, equipment, and leasehold improvements, net	8,578	7,193
Intangible assets, net	40,946	41,783
Goodwill	5,260	5,260
Deferred taxes, net	57,958	60,162
Other assets	17,092	16,060
Other assets of consolidated sponsored investment products	8,629	6,960

Total assets	$680,374	$698,773

Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$17,343	$54,815
Accounts payable and accrued liabilities	32,627	31,627
Dividends payable	4,236	4,270
Other liabilities	9,556	9,082
Liabilities of consolidated sponsored investment products	16,491	12,556

Total liabilities	80,253	112,350

Commitments and Contingencies (Note 11)
Redeemable noncontrolling interests	34,977	23,071
Equity:
Equity attributable to stockholders:
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 9,591,125 shares issued and 8,911,866 shares outstanding at March 31, 2015 and 9,551,274 shares issued and 8,975,833 shares outstanding at December 31, 2014	96	96
Additional paid-in capital	1,145,659	1,148,908
Accumulated deficit	(488,179)	(507,521)
Accumulated other comprehensive loss	(509)	(242)
Treasury stock, at cost, 679,259 and 575,441 shares at March 31, 2015 and December 31, 2014, respectively	(91,699)	(77,699)

Total equity attributable to stockholders	565,368	563,542
Noncontrolling interests	(224)	(190)

Total equity	565,144	563,352

Total liabilities and equity	$680,374	$698,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2015	2014
($ in thousands, except per share data)
Revenues
Investment management fees	$70,496	$71,792
Distribution and service fees	19,598	22,438
Administration and transfer agent fees	13,042	13,073
Other income and fees	695	568

Total revenues	103,831	107,871

Operating Expenses
Employment expenses	35,622	35,029
Distribution and administration expenses	24,507	27,737
Other operating expenses	16,726	10,534
Other operating expenses of consolidated sponsored investment products	818	331
Depreciation and other amortization	779	657
Amortization expense	837	957

Total operating expenses	79,289	75,245

Operating Income	24,542	32,626

Other Income (Expense)
Realized and unrealized gain on investments, net	545	1,846
Realized and unrealized gain on investments of consolidated sponsored investment products, net	2,590	36
Other income, net	435	151

Total other income, net	3,570	2,033

Interest Income (Expense)
Interest expense	(123)	(138)
Interest and dividend income	280	383
Interest and dividend income of investments of consolidated sponsored investment products	2,324	873

Total interest income, net	2,481	1,118

Income Before Income Taxes	30,593	35,777
Income tax expense	10,868	14,010

Net Income	19,725	21,767
Noncontrolling interests	(383)	171

Net Income Attributable to Common Stockholders	$19,342	$21,938

Earnings per share—Basic	$2.16	$2.41

Earnings per share—Diluted	$2.11	$2.34

Cash dividends declared per share	$0.45	$—

Weighted Average Shares Outstanding—Basic (in thousands)	8,964	9,116

Weighted Average Shares Outstanding—Diluted (in thousands)	9,151	9,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2015	2014
($ in thousands)
Net Income	$19,725	$21,767

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $165 and ($15) for the three months ended March 31, 2015 and 2014, respectively	(271)	24
Unrealized gains on available-for-sale securities, net of tax of ($1) and $($40) for the three months ended March 31, 2015 and 2014, respectively	4	63

Other comprehensive (loss) income	(267)	87

Comprehensive income	19,458	21,854
Comprehensive (income) loss attributable to noncontrolling interests	(383)	171

Comprehensive income attributable to common stockholders	$19,075	$22,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2015	2014
($ in thousands)
Cash Flows from Operating Activities:
Net income	$19,725	$21,767
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense, intangible asset and other amortization	1,671	1,675
Stock-based compensation	3,063	1,629
Excess tax benefits from stock-based compensation	(1,314)	(263)
Amortization of deferred commissions	3,064	4,794
Payments of deferred commissions	(1,168)	(4,559)
Equity in earnings of equity method investments	(425)	(134)
Realized and unrealized gains on trading securities, net	(545)	(1,846)
Realized and unrealized gains on investments of consolidated sponsored investment products, net	(1,659)	(36)
Sales (purchases) of trading securities, net	8,710	(18,223)
Purchases of investments by consolidated sponsored investment products, net	(19,550)	(12,481)
Sales of securities sold short by consolidated sponsored investment products, net	1,533	—
Deferred taxes, net	2,368	7,925
Changes in operating assets and liabilities:
Cash pledged or on deposit of consolidated sponsored investment products	(2,245)	—
Accounts receivable, net and other assets	(6,054)	(4,833)
Other assets of consolidated sponsored investment products	137	6,480
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	(35,020)	(31,052)
Liabilities of consolidated sponsored investment products	2,857	(4,074)

Net cash used in operating activities	(24,852)	(33,231)

Cash Flows from Investing Activities:
Capital expenditures	(1,397)	(439)
Change in cash and cash equivalents of consolidated sponsored investment products due to deconsolidation	—	(366)
Purchases of available-for-sale securities	(43)	(53)

Net cash used in investing activities	(1,440)	(858)

Cash Flows from Financing Activities:
Borrowings of proceeds from short sales by consolidated sponsored investment products	921	—
Dividends paid	(4,129)	—
Repurchases of common shares	(14,000)	—
Proceeds from exercise of stock options	54	105
Taxes paid related to net share settlement of restricted stock units	(4,122)	(7,401)
Excess tax benefits from stock-based compensation	1,314	263
Contributions of noncontrolling interests, net	11,039	6,915

Net cash used in financing activities	(8,923)	(118)

Net decrease in cash and cash equivalents	(35,215)	(34,207)
Cash and cash equivalents, beginning of period	203,304	271,545

Cash and Cash Equivalents, end of period	$168,089	$237,338

Non-Cash Investing Activities:
Accrual for capital expenditures	$458	$99

Non-Cash Financing Activities:
Increase (decrease) to noncontrolling interest due to consolidation (deconsolidation) of consolidated sponsored investment products, net	$450	$(45,075)
Dividends payable	$4,095	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Stockholders	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests

	Shares	Par Value				Shares	Amount
($ in thousands)
Balances at December 31, 2013	9,105,521	$95	$1,135,644	$(605,221)	$(150)	350,000	$(37,438)	$492,930	$(62)	$492,868	$42,186
Net income (loss)	—	—	—	21,938	—	—	—	21,938	(10)	21,928	(161)
Net unrealized gains on securities available-for-sale	—	—	—	—	63	—	—	63	—	63	—
Foreign currency translation adjustments	—	—	—	—	24	—	—	24	—	24	—
Activity of noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	(38,158)
Issuance of common stock related to employee stock transactions	57,619	—	105	—	—	—	—	105	—	105	—
Taxes paid on stock-based compensation	—	—	(7,401)	—	—	—	—	(7,401)		(7,401)	—
Stock-based compensation	—	—	2,246	—	—	—	—	2,246	—	2,246	—
Excess tax benefits from stock-based compensation	—	—	263	—	—	—	—	263	—	263	—

Balances at March 31, 2014	9,163,140	$95	$1,130,857	$(583,283)	$(63)	350,000	$(37,438)	$510,168	$(72)	$510,096	$3,867

Balances at December 31, 2014	8,975,833	$96	$1,148,908	$(507,521)	$(242)	575,441	$(77,699)	$563,542	$(190)	$563,352	$23,071
Net income (loss)	—	—	—	19,342	—	—	—	19,342	(34)	19,308	417
Net unrealized gains on securities available-for-sale	—	—	—	—	4	—	—	4	—	4	—
Foreign currency translation adjustments	—	—	—	—	(271)	—	—	(271)	—	(271)	—
Activity of noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	11,489
Cash dividends declared ($0.45 per common share)	—	—	(4,095)	—	—	—	—	(4,095)	—	(4,095)	—
Repurchases of common shares	(103,818)	—	—	—	—	103,818	(14,000)	(14,000)	—	(14,000)	—
Issuance of common stock related to employee stock transactions	39,851	—	54	—	—	—	—	54	—	54	—
Taxes paid on stock-based compensation	—	—	(4,122)	—	—	—	—	(4,122)		(4,122)	—
Stock-based compensation	—	—	3,784	—	—	—	—	3,784	—	3,784	—
Excess tax benefits from stock-based compensation	—	—	1,130	—	—	—	—	1,130	—	1,130	—

Balances at March 31, 2015	8,911,866	$96	$1,145,659	$(488,179)	$(509)	679,259	$(91,699)	$565,368	$(224)	$565,144	$34,977

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

2. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The condensed consolidated financial statements include the accounts of the Company, its subsidiaries and sponsored investment products in which it has a controlling financial interest. Intercompany accounts and transactions have been eliminated. The Company is generally considered to have a controlling financial interest when it owns a majority of the voting interest in an entity or otherwise has the power to govern the financial and operating policies of the subsidiary. See Note 12 for additional information related to the consolidation of sponsored investment products. The Company also evaluates any variable interest entities (“VIEs”) in which the Company has a variable interest for consolidation. A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) where as a group, the holders of the equity investment at risk do not possess: (i) the power to direct the activities that most significantly impact the entity’s performance; (ii) the obligation to absorb expected losses or the right to receive expected residual returns of the entity; or (iii) proportionate voting and economic interests and where substantially all of the entity’s activities either involve or are conducted on behalf of the equity holders. If any entity has any of these characteristics, it is considered a VIE and is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that has both the power to direct the activities that most significantly impact the VIE’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission. The Company’s significant accounting policies, which have been consistently applied, are summarized in the 2014 Annual Report on Form 10-K.

3. Intangible Assets, Net

Intangible assets, net are summarized as follows:

	March 31, 2015	December 31, 2014
($ in thousands)
Definite-lived intangible assets:
Investment contracts	$158,747	$158,747
Accumulated amortization	(150,217)	(149,380)

Definite-lived intangible assets, net	8,530	9,367
Indefinite-lived intangible assets	32,416	32,416

Total intangible assets, net	$40,946	$41,783

Activity in intangible assets, net is as follows:

	Three Months Ended March 31,
	2015	2014
($ in thousands)
Intangible assets, net
Balance, beginning of period	$41,783	$44,633
Amortization	(837)	(1,105)

Balance, end of period	$40,946	$43,528

4. Investments

Investments consist primarily of investments in our sponsored mutual funds. The Company’s investments, excluding the assets of consolidated sponsored investment products discussed in Note 12, at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
($ in thousands)
Marketable securities	$43,703	$50,251
Equity method investments	7,199	7,209
Nonqualified retirement plan assets	5,168	5,063
Other investments	925	925

Total investments	$56,995	$63,448

Marketable Securities

The Company’s marketable securities consist of both trading (including securities held by a broker-dealer affiliate) and available-for-sale securities. The composition of the Company’s marketable securities is summarized as follows:

March 31, 2015

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored funds	$31,365	$(844)	$690	$31,211
Equity securities	9,064	—	179	9,243
Available-for-sale:
Sponsored closed-end funds	3,173	(161)	237	3,249

Total marketable securities	$43,602	$(1,005)	$1,106	$43,703

December 31, 2014

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored funds	$39,079	$(1,190)	$423	$38,312
Equity securities	8,421	—	319	8,740
Available-for-sale:
Sponsored closed-end funds	3,129	(163)	233	3,199

Total marketable securities	$50,629	$(1,353)	$975	$50,251

For the three months ended March 31, 2015 and 2014, the Company recognized a realized gain of $0.4 million and $0.9 million, respectively, on trading securities.

5. Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of consolidated sponsored investment products discussed in Note 12, as of March 31, 2015 and December 31, 2014 by fair value hierarchy level were as follows:

March 31, 2015

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$123,565	$—	$—	$123,565
Marketable securities trading:
Sponsored funds	31,211	—	—	31,211
Equity securities	9,243	—	—	9,243
Marketable securities available for sale:
Sponsored closed-end funds	3,249	—	—	3,249
Other investments:
Nonqualified retirement plan assets	5,168	—	—	5,168

Total assets measured at fair value	$172,436	$—	$—	$172,436

December 31, 2014

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$202,054	$—	$—	$202,054
Marketable securities trading:
Sponsored funds	38,312	—	—	38,312
Equity securities	8,740	—	—	8,740
Marketable securities available for sale:
Sponsored closed-end funds	3,199	—	—	3,199
Other investments
Nonqualified retirement plan assets	5,063	—	—	5,063

Total assets measured at fair value	$257,368	$—	$—	$257,368

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

Transfers into and out of levels are reflected when significant inputs used for the fair value measurement, including market inputs or performance attributes, become observable or unobservable or when the Company determines it has the ability, or no longer has the ability, to redeem, in the near term, certain investments that the Company values using a net asset value, or if the book value no longer represents fair value. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2015 and 2014.

6. Equity Transactions

During the three months ended March 31, 2015, the Company repurchased 103,818 common shares, at a weighted average price of $134.81 for a total cost of $14.0 million. The Company has repurchased a total of 679,259 shares of common stock at a weighted average price of $134.96 per share for a total cost of $91.7 million under its share repurchase program. At March 31, 2015, there were 520,741 shares of common stock available for repurchase under the Company’s share repurchase program.

On February 18, 2015, the Company declared a quarterly cash dividend of $0.45 per common share to be paid on May 13, 2015 to shareholders of record at the close of business on April 30, 2015. The total dividend to be paid is approximately $4.1 million and is included in dividends payable in the condensed consolidated balance sheet at March 31, 2015.

7. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2015 and 2014 were as follows:

	Unrealized Gains and (Losses) on Securities Available-for- Sale	Foreign Currency Translation Adjustments
($ in thousands)
Balance December 31, 2014	$(107)	$(135)

Unrealized net gains on investments, net of tax of $(1)	4	—
Foreign currency translation adjustments, net of tax of $165	—	(271)
Amounts reclassified from accumulated other comprehensive income	—	—

Net current-period other comprehensive income	4	(271)

Balance March 31, 2015	$(103)	$(406)

	Unrealized Gains and (Losses) on Securities Available-for- Sale	Foreign Currency Translation Adjustments
($ in thousands)
Balance December 31, 2013	$(231)	$81

Unrealized net gains on investments, net of tax of ($40)	63	—
Foreign currency translation adjustments, net of tax of ($15)	—	24
Amounts reclassified from accumulated other comprehensive income	—	—

Net current-period other comprehensive income	63	24

Balance March 31, 2014	$(168)	$105

8. Stock-based Compensation

The Company has an Omnibus Incentive and Equity Plan (the “Plan”) under which officers, employees and directors may be granted equity-based awards, including restricted stock units (“RSUs”), stock options and unrestricted shares of common stock. At March 31, 2015, 356,836 shares of common stock remained available for issuance of the 1,800,000 shares that were reserved for issuance under the Plan. Each RSU entitles the holder to one share of common stock when the restriction expires. RSUs generally have a term of one to three years and may be time-vested or performance-contingent. Stock options generally cliff vest after three years and have a contractual life of ten years. Stock options are granted with an exercise price equal to the fair market value of the shares at the date of grant. The fair value of each RSU is estimated using the intrinsic value method, which is based on the fair market value price on the date of grant unless it contains a performance metric that is considered a market condition. RSUs that contain a market condition are valued using a simulation valuation model. Shares that are issued upon exercise of stock options and vesting of RSUs are newly issued shares from the Plan and are not issued from treasury stock.

Restricted Stock Units

RSU activity for the three months ended March 31, 2015 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	179,936	$143.25
Granted	70,961	$141.70
Forfeited	(16)	$77.08
Settled	(65,831)	$100.54

Outstanding at March 31, 2015	185,050	$157.85

For the three months ended March 31, 2015 and 2014, a total of 29,295 and 42,021 RSUs, respectively, were withheld by the Company as a result of net share settlements to settle minimum employee tax withholding obligations. The Company paid $4.1 million and $7.4 million for the three months ended March 31, 2015 and 2014, respectively, in minimum employee tax withholding obligations related to RSUs withheld. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have been otherwise issued as a result of the vesting.

During the three months ended March 31, 2015 and 2014, the Company granted 33,632 and 20,826 RSUs, respectively, each of which contain two performance based metrics in addition to a service condition. The two performance metrics are based on the Company’s growth in operating income, as adjusted, relative to peers, over a one-year period and total shareholder return (“TSR”) relative to peers over a three-year period. For the three months ended March 31, 2015 and 2014, total stock-based compensation expense included $0.6 and $0.1 million for these performance contingent RSUs, respectively.

During the three months ended March 31, 2015 and 2014, the Company recognized $3.1 million and $1.6 million, respectively, in total stock-based compensation expense. As of March 31, 2015, unamortized stock-based compensation expense for unvested RSUs was $18.7 million, with a weighted-average remaining amortization period of 1.9 years.

Stock Options

Stock option activity for the three months ended March 31, 2015 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	162,824	$18.79
Granted	—	$—
Exercised	(3,315)	$16.47
Forfeited	—	$—

Outstanding at March 31, 2015	159,509	$18.84

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

The computation of basic and diluted EPS is as follows:

	Three Months Ended March 31,
	2015	2014
($ in thousands, except per share amounts)
Net Income	$19,725	$21,767
Noncontrolling interests	(383)	171

Net Income Attributable to Common Stockholders	$19,342	$21,938

Shares (in thousands):
Basic: Weighted-average number of shares outstanding	8,964	9,116
Plus: Incremental shares from assumed conversion of dilutive instruments	187	245

Diluted: Weighted-average number of shares outstanding	9,151	9,361

Earnings per share - basic	$2.16	$2.41
Earnings per share - diluted	$2.11	$2.34

For the three months ended March 31, 2015, there were 6,085 instruments excluded from the above computations of weighted-average shares for diluted EPS and at March 31, 2014 there were no instruments excluded from the above computations of weighted- average shares for diluted EPS, because the effect would be anti-dilutive.

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

The provision for income taxes reflects U.S. federal, state and local taxes at an estimated effective tax rate of 35.5% and 39.2% for the three months ended March 31, 2015 and 2014, respectively. The decrease in the estimated effective tax rate was primarily related to a release of valuation allowances related to market adjustments on the Company’s marketable securities.

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

The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with Accounting Standards Codification 450, Loss Contingencies. The disclosures, accruals or estimates, if any, resulting from the foregoing analysis are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Other than as described herein, the Company believes, based on its current knowledge, that the outcomes of its legal and regulatory proceedings are not likely, either individually or in the aggregate, to have a material adverse effect on the Company’s results of operations, cash flows or its consolidated financial condition. However, in the event of unexpected subsequent developments and given the inherent unpredictability of these legal and regulatory matters, the Company can provide no assurance that its assessment of any claim, dispute, regulatory examination or investigation or other legal matter will reflect the ultimate outcome and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.

Regulatory Matter

As previously disclosed, in December 2014 the SEC announced a settlement with F-Squared Investments (“F-Squared”), an unaffiliated former subadviser (see Note 14), which settled charges that F-Squared had violated the federal securities laws as described in Investment Advisers Act Release No. 3988. The settlement related to F-Squared’s inaccurate performance information for the period of April 2001 through September 2008, including indices that certain Virtus mutual funds tracked beginning in September 2009 and January 2011. As part of the SEC’s non-public, confidential investigation of this matter, the SEC staff informed the Company that it was inquiring into whether the Company had violated securities laws or regulations with respect to F-Squared’s historical performance information. Although the Company has not received a Wells Notice in connection with the investigation, the Company is in active discussions with the SEC staff with the objective of promptly resolving this matter.

Based upon these circumstances, the Company has recorded a loss contingency pursuant to ASC 450 – Contingencies, of approximately $5.2 million in the first quarter 2015, in other operating expenses along with a related potential income tax benefit as a component of the Company’s income tax expense. The Company believes that it is reasonably possible that a loss greater than the amount accrued may be incurred, but the Company is unable to estimate the amount at this time. The discussions are ongoing, and the Company cannot provide any assurance that a resolution will be reached.

Tom Cummins v. Virtus Investment Partners Inc. et al

On February 20, 2015, a putative class action complaint alleging violation of the federal securities laws was filed by an individual shareholder against the Company and certain of the Company’s current officers (the “the defendants”) in the United States District Court for the Southern District of New York. The complaint was purportedly filed on behalf of all purchasers of the Company’s common stock between May 28, 2013 and December 22, 2014, inclusive (the “Class Period”). The complaint alleges that, during the Class Period, the defendants disseminated materially false and misleading statements and concealed material adverse facts relating to certain funds subadvised by F-Squared Investments. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5. The plaintiff seeks to recover unspecified damages on behalf of the class members. The Company believes that the suit is without merit and intends to defend it vigorously. On April 21, 2015, three plaintiffs, including the original plaintiff, filed motions to be appointed lead plaintiff. One of the motions has been withdrawn and on May 7, 2015 the other applicant filed a statement of non-opposition to the motion of Arkansas Teachers Retirement System to be appointed lead plaintiff. The Company believes that there is not a material loss that is probable and reasonably estimable related to this claim.

Mark Youngers v. Virtus Investment Partners, Inc. et al

On May 8, 2015, a putative class action complaint alleging violations of certain provisions of the federal securities laws was filed in the United States District Court for the Central District of California by an individual who alleges he is a former shareholder of one of the Virtus mutual funds formerly subadvised by F-Squared Investments and formerly known as the AlphaSector Funds. The complaint purports to allege claims against the Company, certain of the Company’s officers and affiliates, and certain other parties (the “defendants”). The complaint was purportedly filed on behalf of purchasers of the AlphaSector Funds between May 8, 2010 and December 22, 2014, inclusive (the “Class Period’). The complaint alleges that during the Class Period the defendants disseminated materially false and misleading statements and concealed or omitted material facts necessary to make the statements made not misleading. The Company has not been served with the complaint. The Company believes the plaintiff’s claims asserted in the complaint are without merit and intends to defend it vigorously.

12. Consolidated Sponsored Investment Products

In the normal course of its business, the Company sponsors various investment products. The Company consolidates an investment product when it owns a majority of the voting interest in the entity or it is the primary beneficiary of an investment product that is a VIE. The consolidation and deconsolidation of these investment products has no impact on net income attributable to stockholders. The Company’s risk with respect to these investments is limited to its investment in these products. The Company has no right to the benefits from, and does not bear the risks associated with, these investment products, beyond the Company’s investments in, and fees generated from these products. The Company does not consider cash and investments held by consolidated sponsored investment products to be assets of the Company other than its direct investment in these products.

As of March 31, 2015 and December 31, 2014, the Company consolidated 12 sponsored investment products, respectively. During the three months ended March 31, 2015, the Company consolidated one additional sponsored investment product and deconsolidated one sponsored investment product because it no longer had a majority voting interest.

The following table presents the balances of the consolidated sponsored investment products that were reflected in the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014:

	As of
	March 31, 2015	December 31, 2014
($ in thousands)
Total cash	$11,612	$8,687
Total investments	254,481	236,652
All other assets	8,629	6,960
Total liabilities	(16,491)	(12,556)
Redeemable noncontrolling interests	(34,977)	(23,071)

The Company’s net interests in consolidated sponsored investment products	$223,254	$216,672

Consolidation

The following tables reflect the impact of the consolidated sponsored investment products in the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, respectively:

As of March 31, 2015

	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Balance Sheet
($ in thousands)
Total cash	$166,031	$11,612	$—	$177,643
Total investments	277,471	254,481	(220,476)	311,476
All other assets	185,404	8,629	(2,778)	191,255

Total assets	$628,906	$274,722	$(223,254)	$680,374

Total liabilities	$63,762	$19,269	$(2,778)	$80,253
Redeemable noncontrolling interest	—	—	34,977	34,977
Equity attributable to stockholders of the Company	565,368	255,453	(255,453)	565,368
Non-redeemable noncontrolling interest	(224)	—	—	(224)

Total liabilities and equity	$628,906	$274,722	$(223,254)	$680,374

As of December 31, 2014

	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Balance Sheet
($ in thousands)
Total cash	$202,847	$8,687	$—	$211,534
Total investments	279,863	236,652	(216,415)	300,100
All other assets	180,436	6,960	(257)	187,139

Total assets	$663,146	$252,299	$(216,672)	$698,773

Total liabilities	$99,794	$12,813	$(257)	$112,350
Redeemable noncontrolling interest	—	—	23,071	23,071
Equity attributable to stockholders of the Company	563,542	239,486	(239,486)	563,542
Non-redeemable noncontrolling interest	(190)	—	—	(190)

Total liabilities and equity	$663,146	$252,299	$(216,672)	$698,773

(a)	Adjustments include the elimination of intercompany transactions between the Company and its consolidated sponsored investment products, primarily the elimination of the investments and consolidated sponsored investment product equity and recording of any noncontrolling interest.

The following table reflects the impact of the consolidated sponsored investment products in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2015 and 2014:

For the Three Months Ended March 31, 2015

	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Statement of Operations
($ in thousands)
Total operating revenues	$104,232	$—	$(401)	$103,831
Total operating expenses	78,471	1,219	(401)	79,289

Operating income (loss)	25,761	(1,219)	—	24,542
Total other non-operating income (expense)	4,415	4,914	(3,278)	6,051

Income (loss) before income tax expense	30,176	3,695	(3,278)	30,593
Income tax expense	10,868	—	—	10,868

Net income (loss)	19,308	3,695	(3,278)	19,725
Noncontrolling interests	34	—	(417)	(383)

Net income (loss) attributable to the Company	$19,342	$3,695	$(3,695)	$19,342

For the Three Months Ended March 31, 2014

	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Statement of Operations
($ in thousands)
Total operating revenues	$107,855	$—	$16	$107,871
Total operating expenses	74,914	315	16	75,245

Operating income (loss)	32,941	(315)	—	32,626
Total other non-operating income (expense)	2,997	910	(756)	3,151

Income (loss) before income tax expense	35,938	595	(756)	35,777
Income tax expense	14,010	—	—	14,010

Net income (loss)	21,928	595	(756)	21,767
Noncontrolling interests	10	—	161	171

Net income (loss) attributable to the Company	$21,938	$595	$(595)	$21,938

(a)	Adjustments include the elimination of intercompany transactions between the Company and its consolidated sponsored investment products, primarily the elimination of the investments and consolidated sponsored investment product equity and recording of any noncontrolling interest.

Fair Value Measurements of Consolidated Sponsored Investment Products

The assets of the consolidated sponsored investment products measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 by fair value hierarchy level were as follows:

As of March 31, 2015

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Debt securities	$—	$144,391	$913	$145,304
Equity securities	108,408	769	—	109,177
Derivatives	88	179	—	267

Total Assets Measured at Fair Value	$108,496	$145,339	$913	$254,748

Liabilities
Derivatives	$129	$43	$—	$172
Short sales	8,975	538	—	9,513

Total Liabilities Measured at Fair Value	$9,104	$581	$—	$9,685

As of December 31, 2014

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Debt securities	$—	$135,050	$1,065	$136,115
Equity securities	82,417	18,120	—	100,537
Derivatives	154	227	—	381

Total Assets Measured at Fair Value	$82,571	$153,397	$1,065	$237,033

Liabilities
Derivatives	$191	$—	$—	$191
Short sales	7,491	674	—	8,165

Total Liabilities Measured at Fair Value	$7,682	$674	$—	$8,356

The following is a discussion of the valuation methodologies used for the assets and liabilities of the Company’s consolidated sponsored investment products measured at fair value.

Investments of consolidated sponsored investment products represent the underlying debt, equity and other securities held in sponsored products which are consolidated by the Company. Equity securities are valued at the official closing price on the exchange on which the securities are traded and are categorized within Level 1. Level 2 investments include most debt securities, which are valued based on quotations received from independent pricing services or from dealers who make markets in such securities and certain equity securities, including non-US securities, for which closing prices are not readily available or are deemed to not reflect readily available market prices and are valued using an independent pricing service. Pricing services do not provide pricing for all securities, and therefore indicative bids from dealers are utilized, which are based on pricing models used by market makers in the security and are also included within Level 2. Level 3 investments include debt securities that are not widely traded, are illiquid or are priced by dealers based on pricing models used by market makers in the security.

The following table is a reconciliation of assets of consolidated sponsored investment products for Level 3 investments for which significant unobservable inputs were used to determine fair value.

For the Three Months Ended March 31, 2015
Level 3 Debt securities (a)
Balance at beginning of period	$1,065
Paydowns	(1)
Transferred to Level 2	(152)
Change in unrealized gain/loss	1

Balance at end of period	$913

(a)	None of the securities in the above table were internally fair valued at March 31, 2015.

For the three months ended March 31, 2015, securities held by consolidated sponsored investment products with an end of period value of less than $0.1 million were transferred from Level 1 to Level 2 because certain non-US securities’ quoted market prices were adjusted based on third-party factors derived from model-based valuation techniques for which the significant assumptions were observable in the market. For the three months ended March 31, 2015, securities held by consolidated sponsored investment products with an end of period value of $15.3 million were transferred from Level 2 to Level 1 because certain non-US securities’ quoted market prices were no longer adjusted. There were no assets or liabilities with a Level 3 fair value at March 31, 2014. There were no transfers between Level 1, Level 2, or Level 3 during the three months ended March 31, 2014.

Derivatives

Beginning in the second quarter of 2014, the Company consolidated investment products which include derivative instruments as part of their investment strategies. These derivatives may include futures contracts, options contracts and forward contracts. The fair value of such derivatives at March 31, 2015 and December 31, 2014 was immaterial. The change in fair value of such derivatives, which is recorded in realized and unrealized gain (loss) on investments of consolidated sponsored investment products, net, in the Condensed Consolidated Statement of Operations was immaterial for the three months ended March 31, 2015. There were no derivatives held by consolidated sponsored investment products at March 31, 2014. In connection with entering into these derivative contracts, these funds may be required to pledge to the broker an amount of cash equal to the “initial margin” requirements that varies based on the type of derivative. The cash pledged or on deposit is recorded in the Condensed Consolidated Balance Sheet of the Company as Cash pledged or on deposit of consolidated sponsored investment products.

Short Sales

Some of the Company’s consolidated sponsored investment products may engage in short sales, which are transactions in which a security is sold which is not owned or is owned but there is no intention to deliver, in anticipation that the price of the security will decline. Short sales are recorded in the Condensed Consolidated Balance Sheet within Other liabilities of consolidated sponsored investment products.

Borrowings

One of the Company’s consolidated sponsored investment products employs leverage in the form of using proceeds from short sales, which allows it to use its long positions as collateral in order to purchase additional securities. The use of these proceeds from short sales is secured by the assets of the consolidated sponsored investment product which are held with the custodian in a separate account. This consolidated sponsored investment product is permitted to borrow up to 33.33% of its total assets.

13. New Accounting Standards

In February 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015 and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. The company is currently evaluating the potential impact of this standard on its financial statements, as well as the available transition methods.

In August 2014, the FASB issued ASU No. 2014-13, Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity (“CFE”) (“ASU 2014-13”). This new guidance requires reporting entities to use the more observable of the fair value of the financial assets or the financial liabilities to measure the financial assets and the financial liabilities of a CFE when a CFE is initially consolidated. It permits entities to make an accounting policy election to apply this same measurement approach after initial consolidation or to apply other GAAP to account for the consolidated CFE’s financial assets and financial liabilities. It also prohibits all entities from electing to use the fair value option in ASC 825, Financial Instruments, to measure either the financial assets or financial liabilities of a consolidated CFE that is within the scope of this issue. This guidance is effective for fiscal years beginning after December 15, 2015 and interim periods therein. Early adoption is permitted using a modified retrospective transition approach as described in the pronouncement. As of March 31, 2015, the Company has not yet adopted ASU 2014-13 but does not expect this standard to have a material effect on its financial statements.

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

14. Subsequent Events

On April 10, 2015, the Company invested approximately $4.8 million to acquire a majority interest in ETF Issuer Solutions (“ETFis”), a New York City-based company that operates a platform for listing, operating, and distributing exchange-traded funds.

On May 11, 2015, the Company gave the required contractual 30-day notice of termination to F-Squared Investments, an unaffiliated former subadviser to five Virtus open-end mutual funds previously known as the AlphaSector funds which have been renamed “Virtus Trend” funds.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “could,” “continue,” “project,” “opportunity,” “predict,” “would,” “potential,” “future,” “guarantee,” “assume,” “likely,” “target” or similar statements or variations of such terms.

Our forward-looking statements are based on a series of expectations, assumptions and projections about our Company and the markets in which we operate, are not guarantees of future results or performance and involve substantial risks and uncertainty, including assumptions and projections concerning our assets under management, net cash inflows and outflows, operating cash flows and future credit facilities, for all future periods. All of our forward-looking statements contained in this Quarterly Report on Form 10-Q are as of the date of this Quarterly Report on Form 10-Q only.

We can give no assurance that such expectations or forward-looking statements will prove to be correct. Actual results may differ materially. We do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. If there are any future public statements or disclosures by us which modify or impact any of the forward-looking statements contained in or accompanying this Quarterly Report on Form 10-Q, such statements or disclosures will be deemed to modify or supersede such statements in this Quarterly Report.

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, as well as the following risks and uncertainties: (a) any reduction in our assets under management, including due to market conditions, investment performance and client withdrawals; (b) the withdrawal, renegotiation or termination of our investment advisory agreements on short notice; (c) damage to our reputation; (d) failure to comply with agreements that have established investment guidelines or other contractual requirements; (e) our inability to attract and retain key personnel; (f) the competition we face in our business, including competition related to investment products and fees; (g) adverse regulatory and legal developments; (h) limitations on our deferred tax assets; (i) adverse developments with respect to, or changes in our relationships with, unaffiliated subadvisers; (j) changes in key distribution relationships; (k) interruptions in service or failure to provide service by third-party service providers for services critical to our business; (l) volatility associated with the concentrated ownership of our common stock; (m) civil litigation and government investigations or proceedings; (n) the significant portion of our assets invested in marketable securities that are primarily comprised of our seed capital program; (o) our inability to make intended quarterly distributions; (p) lack of availability of required and necessary capital on satisfactory terms; (q) corporate governance provisions that may make an acquisition of us more difficult; and (r) liabilities and losses not covered by our insurance policies, along with certain other risks and uncertainties described in our 2014 Annual Report on Form 10-K or in any of our filings with the Securities and Exchange Commission (“SEC”). Any occurrence of, or any material adverse change in, one or more risk factors or risks and uncertainties referred to in this Quarterly Report or included in our 2014 Annual Report on Form 10-K or our other periodic reports filed with the SEC could materially and adversely affect our operations, financial results, cash flows, prospects and liquidity.

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

Financial Highlights

•	Earnings per diluted share were $2.11 in the first quarter of 2015 compared to $2.34 in the first quarter of 2014.

•	Total sales were $3.7 billion in the first quarter of 2015 compared to $4.2 billion in the first quarter of 2014. Net flows were ($2.2) billion in the first quarter of 2015 compared to ($0.5) billion in the first quarter of 2014.

•	Assets under management were $54.8 billion at March 31, 2015 compared to $56.6 billion at March 31, 2014 excluding money market assets.

Assets Under Management

At March 31, 2015, we managed $54.8 billion in total assets, representing a decrease of $1.9 billion, or 3.3% excluding money market assets from, March 31, 2014 (or a decrease of $3.2 billion, or 5.6% including money market assets) and a decrease of $1.9 billion or 3.4% from December 31, 2014. The decrease in assets under management from December 31, 2014 was due to net outflows of $2.2 billion partially offset by market appreciation of $0.3 billion. The $2.2 billion in net outflows during the first quarter of 2015 was primarily attributable to $2.9 billion in net outflows in the AlphaSector funds. Excluding the AlphaSector funds, net inflows were $0.7 billion during the first quarter of 2015. At March 31, 2015, assets under management in the five AlphaSector funds represented $6.7 billion of assets under management. During the second quarter of 2015, we continued to experience net outflows in the AlphaSector funds (see Note 14 of the condensed consolidated financial statements).

Average assets under management, which generally correspond to our fee-earning asset levels, were $55.7 billion for the three months ended March 31, 2015, a decrease of $1.4 billion, or 2.5%, from $57.2 billion for the three months ended March 31, 2014.

Operating Results

In the first quarter of 2015, total revenues decreased 3.7% to $103.8 million from $107.9 million in the first quarter of 2014. This decrease was primarily the result of a decrease in average assets under management. Operating income decreased by 24.8% from $32.6 million in the first quarter of 2014 to $24.5 million in the first quarter of 2015, primarily due to decreased revenues driven by lower levels of average assets under management and higher other operating costs primarily attributable to a loss contingency of $5.2 million recorded in the first quarter of 2015 (see Note 11 of the condensed consolidated financial statements).

Assets Under Management by Product

The following table summarizes our assets under management by product:

	As of March 31,		Change
	2015	2014	2015 vs. 2014%
($ in millions)
Retail Assets
Mutual fund assets
Long-term open-end mutual funds	$34,120.5	$37,347.0	$(3,226.5)	(8.6)%
Closed-end funds	7,288.0	6,690.7	597.3	8.9%
Money market open-end funds (1)	—	1,378.0	(1,378.0)	(100.0)%

Total mutual fund assets	41,408.5	45,415.7	(4,007.2)	(8.8)%
Variable insurance funds	1,197.3	1,286.6	(89.3)	(6.9)%
Separately managed accounts (2)	7,131.0	6,778.4	352.6	5.2%

Total retail assets	49,736.8	53,480.7	(3,743.9)	(7.0)%
Total institutional assets (2)	5,036.2	4,530.5	505.7	11.2%

Total Assets Under Management	$54,773.0	$58,011.2	$(3,238.2)	(5.6)%

Average Assets Under Management for the Three Months Ended	$55,732.5	$57,173.5	$(1,441.0)	(2.5)%

(1)	On October 20, 2014, our money market funds were liquidated. This liquidation had no impact on our operating results.
(2)	Includes assets under management related to option strategies.

Asset Flows by Product

The following table summarizes our asset flows by product:

	Three Months Ended March 31,
($ in millions)	2015	2014
Mutual Funds—Long-term Open-end
Beginning balance	$36,292.3	$36,367.7
Inflows	2,999.9	3,641.3
Outflows	(5,329.3)	(3,388.9)

Net flows	(2,329.4)	252.4
Market performance	167.3	651.1
Other (1)	(9.7)	75.8

Ending balance	$34,120.5	$37,347.0

Mutual Funds—Closed-end
Beginning balance	$7,581.4	$6,499.6
Inflows	—	—
Outflows	—	—

Net flows	—	—
Market performance	(168.6)	298.9
Other (1)	(124.8)	(107.8)

Ending balance	$7,288.0	$6,690.7

Mutual Funds—Money Market
Beginning balance	$—	$1,556.6
Other (1)	—	(178.6)

Ending balance	$—	$1,378.0

Variable Insurance Funds
Beginning balance	$1,221.9	$1,311.8
Inflows	14.3	11.6
Outflows	(68.7)	(55.5)

Net flows	(54.4)	(43.9)
Market performance	29.8	18.7
Other (1)	—	—

Ending balance	$1,197.3	$1,286.6

Separately Managed Accounts (2)
Beginning balance	$6,884.8	$7,433.1
Inflows	328.5	471.9
Outflows	(355.3)	(1,028.0)

Net flows	(26.8)	(556.1)
Market performance	177.4	(100.1)
Other (1)	95.6	1.5

Ending balance	$7,131.0	$6,778.4

Institutional Accounts (2)
Beginning balance	$4,722.0	$4,570.8
Inflows	368.1	124.4
Outflows	(147.2)	(236.5)

Net flows	220.9	(112.1)
Market performance	117.6	86.9
Other (1)	(24.3)	(15.1)

Ending balance	$5,036.2	$4,530.5

Total
Beginning balance	$56,702.4	$57,739.6
Inflows	3,710.8	4,249.2
Outflows	(5,900.5)	(4,708.9)

Net flows	(2,189.7)	(459.7)
Market performance	323.5	955.5
Other (1)	(63.2)	(224.2)

Ending balance	$54,773.0	$58,011.2

(1)	Represents open-end and closed-end mutual fund distributions, net of reinvestments, net flows of cash management strategies, net flows and market performance on structured products and net flows from non-sales related activities such as asset acquisitions/(dispositions), marketable securities investments/(withdrawals) and the impact on assets from the use of leverage.
(2)	Includes assets under management related to option strategies.

The following table summarizes our assets under management by asset class:

	As of March 31,		Change		% of Total
	2015	2014	2015 vs. 2014%		2015	2014
($ in millions)
Asset Class
Equity	$33,129.0	$33,804.4	$(675.4)	(2.0)%	60.5%	58.3%
Fixed income	16,521.1	16,319.6	201.5	1.2%	30.1%	28.1%
Alternatives (1)	4,703.8	5,678.3	(974.5)	(17.2)%	8.6%	9.8%
Other (2)	419.1	2,208.9	(1,789.8)	(81.0)%	0.8%	3.8%

Total	$54,773.0	$58,011.2	$3,238.2	(5.6)%	100.0%	100.0%

(1)	Consists of long/short equity, real estate, master-limited partnerships and other.
(2)	Consists of cash management and option strategies. Option strategies were $419.1 million and $740.7 million at March 31, 2015 and March 31, 2014, respectively.

Average Assets Under Management and Average Basis Points

The following table summarizes the average assets under management and the average management fee basis points:

	Three Months Ended March 31,
	Average Fees Earned (expressed in basis points)		Average Assets Under Management ($ in millions)
	2015	2014	2015	2014
Products
Mutual Funds—Long-term Open-End (1)(2)	49.9	52.1	$35,449.1	$36,354.5
Mutual Funds—Closed-End	66.7	63.8	7,435.8	6,523.4
Mutual Funds—Money Market Open-End (1)	—	—	—	1,436.8
Variable Insurance Funds (1)	51.4	53.0	1,214.6	1,282.2
Separately Managed Accounts (3)	54.2	52.2	6,846.3	6,982.8
Institutional Accounts (3)	36.3	36.2	4,786.7	4,593.8

All Products	51.5	50.9	$55,732.5	$57,173.5

(1)	Average fees earned are net of non-affiliated subadvisory fees.
(2)	Excludes the impact of consolidated sponsored investment products.
(3)	Includes assets under management related to option strategies.

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

The average fee rate earned for the first quarter of 2015 increased 0.6 basis points compared to the same period in the prior year primarily due to an increase in the closed-end fund fee rate due to a fund launch during the second quarter of 2014 partially offset by a decrease in the long-term open-end mutual fund fee rate primarily resulting from the outflows in our high fee earning funds. The average fee rate earned on separately managed accounts increased in the first quarter of 2015 as compared to the same period in 2014 primarily due to the redemption of low fee earning accounts.

Results of Operations

Summary Financial Data

	Three Months Ended March 31,		Change
	2015	2014	2015 vs. 2014%
($ in thousands)
Results of Operations
Investment management fees	$70,496	$71,792	$(1,296)	(1.8)%
Other revenue	33,335	36,079	(2,744)	(7.6)%

Total revenues	103,831	107,871	(4,040)	(3.7)%

Total operating expenses	79,289	75,245	4,044	5.4%

Operating income	24,542	32,626	(8,084)	(24.8)%
Other income, net	3,570	2,033	1,537	75.6%
Interest income, net	2,481	1,118	1,363	121.9%

Income before income taxes	30,593	35,777	(5,184)	(14.5)%
Income tax expense	10,868	14,010	(3,142)	(22.4)%

Net income	19,725	21,767	(2,042)	(9.4)%
Noncontrolling interests	(383)	171	(554)	(324.0)%

Net income attributable to common stockholders	$19,342	$21,938	$(2,596)	(11.8)%

Revenues

Revenues by source are as follows:

	Three Months Ended March 31,		Change
	2015	2014	2015 vs. 2014%
($ in thousands)
Investment management fees
Mutual funds	$55,531	$57,020	$(1,489)	(2.6)%
Separately managed accounts	9,143	8,995	148	1.6%
Institutional accounts	4,284	4,102	182	4.4%
Variable products	1,538	1,675	(137)	(8.2)%

Total investment management fees	70,496	71,792	(1,296)	(1.8)%
Distribution and service fees	19,598	22,438	(2,840)	(12.7)%
Administration and transfer agent fees	13,042	13,073	(31)	(0.2)%
Other income and fees	695	568	127	22.4%

Total revenues	$103,831	$107,871	$(4,040)	(3.7)%

Investment Management Fees

Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payments. Investment management fees decreased by $1.3 million, or 1.8%, for the three months ended March 31, 2015 compared to the same period in the prior year due to a 2.5% decrease in average assets under management. The decrease in average assets under management for the three months ended March 31, 2015 compared to the same period in the prior year was due primarily to net outflows in assets under management.

Distribution and Service Fees

Distribution and service fees, which are asset-based fees earned from open-end mutual funds and variable insurance funds for distribution services, decreased by $2.8 million, or 12.7%, for the three months ended March 31, 2015 compared to the same period in the prior year due to lower average long-term open-end assets under management.

Administration and Transfer Agent Fees

Administration and transfer agent fees represent fees earned for fund administration and shareholder services from our open-end mutual funds, variable insurance funds and certain of our closed-end funds. Fund administration and transfer agent fees remained relatively consistent, for the three months ended March 31, 2015 compared to the same period in the prior year due to relatively consistent average assets under management for which the Company provides fund administrative and stockholder services.

Other Income and Fees

Other income and fees primarily represent contingent sales charges earned from investor redemptions of certain shares sold without a front-end sales charge and fees earned for the distribution of unaffiliated products. Other income and fees increased $0.1 million, or 22.4%, primarily due to an increase in contingent sales charges earned from redemptions.

Operating Expenses

Operating expenses by category were as follows:

	Three Months Ended March 31,		Change
	2015	2014	2015 vs. 2014%
($ in thousands)
Operating expenses
Employment expenses	$35,622	$35,029	$593	1.7%
Distribution and administrative expenses	24,507	27,737	(3,230)	(11.6)%
Other operating expenses	17,544	10,865	6,679	61.5%
Depreciation and amortization expense	1,616	1,614	2	0.1%

Total operating expenses	$79,289	$75,245	$4,044	5.4%

Employment Expenses

Employment expenses primarily consist of fixed and variable compensation and related employee benefit costs. Employment expenses for the three months ended March 31, 2015 were $35.6 million, which represented an increase of $0.6 million, or 1.7%, compared to the same period in the prior year. The increase was primarily due to personnel additions throughout the prior year related to the growth of the business partially offset by a reduction in profit-based variable compensation resulting from lower profits.

Distribution and Administrative Expenses

Distribution and administrative expenses primarily consist of payments to third-party distribution partners for providing services to investors in our sponsored funds. These payments are primarily based on percentages of assets under management. These expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized on a straight line basis over the periods in which commissions are generally recovered from distribution fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares. Distribution and administrative expenses decreased by $3.2 million, or 11.6%, in the three months ended March 31, 2015, compared to the same period in the prior year primarily due to lower average long-term open-end assets under management.

Other Operating Expenses

Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and distribution related costs, rent and occupancy expenses and other miscellaneous costs. Other operating expenses for the three months ended March 31, 2015 increased $6.7 million, or 61.5%, to $17.5 million as compared to $10.9 million for the same period in the prior year primarily due to (1) the impact of a $5.2 million loss contingency recorded in the first quarter of 2015 related to a regulatory matter, (2) increases in investment research costs and (3) costs related to the ongoing transition of middle-and-back office systems to a third party service. Other operating expenses of consolidated sponsored investment products increased by $0.5 million over the prior year, reflecting the consolidation of an additional four funds.

Depreciation and Amortization Expense

Depreciation and amortization expense consists primarily of the straight-line depreciation of furniture, equipment, and leasehold improvements over their estimated useful lives and the straight-line amortization of acquired investment advisory contracts, recorded as definite-lived intangible assets, over their estimated useful lives. Depreciation and amortization expense remained relatively flat during the three months ended March 31, 2015 compared to the same period in the prior year.

Other Income, net

Other income, net consists primarily of realized and unrealized gains and losses recorded on investments, investments of consolidated sponsored investment products as well as earnings from equity method investments. Other income, net increased during the three months ended March 31, 2015 by $1.5 million or 75.6%. Excluding investments of consolidated sponsored investment products, other income, net decreased $1.0 million, or 50.9%, primarily due to a decrease in realized and unrealized gains on investments partially offset by an increase in earnings on equity method investments. Realized and unrealized gains on investments of consolidated sponsored investment products were $2.6 million during the first three months of 2015 versus less than $0.1 million during the same period in the prior year.

Interest Income, net

Interest income, net consists of interest and dividend income earned on cash equivalents, investments and the investments of our consolidated sponsored investment products. Interest income, net increased $1.4 million, or 121.9% for the three months ended March 31, 2015 compared to the same period in the prior year. The increase in interest income, net was primarily due to higher interest and dividend income earned on the investments of our consolidated sponsored investment products. Investments of consolidated sponsored investment products have grown $192.3 million, or 309.9%, to $254.5 million at March 31, 2015, from $62.1 million at March 31, 2014.

Income Tax Expense

The provision for income taxes reflects U.S. federal, state and local taxes at an estimated effective tax rate of 35.5% and 39.2%, for the three months ended March 31, 2015 and 2014, respectively. The decrease in the estimated effective tax rate was primarily related to a release of valuation allowances related to market adjustments on our marketable securities.

Liquidity and Capital Resources

Certain Financial Data

The following table summarizes certain key financial data relating to our liquidity and capital resources:

	March 31, 2015	December 31, 2014	Change
			2015 vs. 2014%
($ in thousands)
Balance Sheet Data
Cash and cash equivalents	$166,031	$202,847	$(36,816)	(18.1)%
Investments	56,995	63,448	(6,453)	(10.2)%
Deferred taxes, net	57,958	60,162	(2,204)	(3.7)%
Dividends payable	4,236	4,270	(34)	(0.8)%
Total equity	565,144	563,352	1,792	0.3%
Net assets of consolidated sponsored investment products (1)	223,254	216,672	6,582	3.0%

(1)	Net assets of consolidated sponsored investment products were comprised of $274.7 million and $252.3 million of total assets, $16.5 million and $12.6 million of total liabilities and $35.0 million and $23.1 million of redeemable noncontrolling interest at March 31, 2015 and December 31, 2014, respectively.

	Three Months Ended March, 31		Change
	2015	2014	2015 vs. 2014%
(in thousands)
Cash Flow Data:
Used In:
Operating Activities	$24,852	$33,231	$(8,379)	(25.2)%
Investing Activities	1,440	858	582	67.8%
Financing Activities	8,923	118	8,805	7,461.9%

Overview

We maintained significant liquidity and capital during the three months ended March 31, 2015. At March 31, 2015, we had $166.0 million of cash and cash equivalents and $43.7 million of investments in marketable securities compared to $202.8 million of cash and cash equivalents and $50.3 million of investments in marketable securities at December 31, 2014. We have additional liquidity available through a Credit Facility that provides borrowing capacity of up to $75.0 million and can be increased to $125.0 million upon satisfaction of certain approval requirements by the lending group. At March 31, 2015, we had no outstanding borrowings under the Credit Facility.

Short-Term Capital Requirements

Our short-term capital requirements, which we consider to be those capital requirements due within one year, include payment of annual incentive compensation, income tax payments and other operating expenses, primarily consisting of investment research and technology costs, professional fees, distribution and occupancy costs. Incentive compensation, which is one of the largest annual operating cash expenditures, is paid in the first quarter of the year. In the first quarter of 2015 and 2014, we paid approximately $45.9 million and $45.0 million, respectively, in incentive compensation earned during the years ended December 31, 2014 and 2013, respectively. Short-term capital requirements may also be affected by employee tax withholding payments related to the net share settlement of equity awards. The Company paid $4.1 million and $7.4 million in minimum employee tax withholding obligations related to net share settlements in the first three months of 2015 and 2014, respectively. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that otherwise would have been issued as a result of the vesting or exercise. The amount of employee tax withholdings we pay in future periods will vary based on our stock price, the number of equity awards net settled during the period and whether we and our employees elect to satisfy withholding taxes through net share settlement. Our liquidity could also by impacted by certain contingencies, including any legal or regulatory settlements, described more fully in Note 11, Commitments and Contingencies of our Form 10-Q for the quarter ended March 31, 2015.

Other Uses of Capital

We expect that our main uses of cash will be to (i) invest in our organic growth, including our distribution efforts and closed-end fund launches; (ii) seed new investment strategies and mutual funds to introduce new products or to enhance distribution access; (iii) return capital to stockholders through acquisition of shares of our common stock, payment of cash dividends on our common stock or other means; (iv) fund ongoing and potential investments in our infrastructure; and (v) invest in inorganic growth opportunities as they arise.

In February 2015, we paid cash dividends on our common stock in the amount of $0.45 per share, totaling $4.1 million. On February 18, 2015, our Board of Directors declared a quarterly cash dividend of $0.45 per common share to be paid on May 13, 2015 to shareholders of record at the close of business on April 30, 2015. In addition, during the first three months of 2015, we paid approximately $14.0 million to repurchase a total of 103,818 common shares under the board authorized share repurchase program. During the first three months of 2014, we had no share repurchases.

Capital and Reserve Requirements

VP Distributors, LLC (“VPD”), a wholly-owned subsidiary of the Company, is a broker-dealer registered with the SEC and is therefore subject to certain rules regarding minimum net capital, as defined by those rules. VPD is required to maintain a ratio of “aggregate indebtedness” to “net capital,” as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us including additional reporting requirements, a lower required ratio of aggregate indebtedness to net capital or interruption of our business. At both March 31, 2015 and December 31, 2014, the ratio of aggregate indebtedness to net capital of our broker-dealer was below the maximum allowed, and its net capital was significantly greater than the required minimum.

Balance Sheet

Cash and cash equivalents consist of cash and money market fund investments. Cash and cash equivalents typically increase in the second, third and fourth quarters of the year as we record, but do not pay, variable incentive compensation. Investments consist primarily of investments in our affiliated mutual funds. Consolidated sponsored investment products primarily represent investment products we sponsor and where we own a majority of the voting interest in the entity or we are the primary beneficiary of an investment product that is a variable interest entity. At both March 31, 2015 and December 31, 2014, we had no debt outstanding.

Operating Cash Flow

Net cash used in operating activities of $24.9 million for the three months ended March 31, 2015 decreased by $8.4 million from $33.2 million in the same period in the prior year. The decrease was due primarily to increased sales of trading securities and increased liabilities of consolidated sponsored investment products. The decrease was partially offset by increased purchases of investments by consolidated sponsored investment products, increased other assets of consolidated sponsored investment products and decreased deferred taxes, net.

Investing Cash Flow

Net cash used in investing activities consists primarily of capital expenditures for our business operations. Net cash used in investing activities of $1.4 million for the three months ended March 31, 2015 increased by $0.6 million from net cash used in investing activities of $0.9 million in the same period for the prior year due to increased capital expenditures of $1.0 million partially offset by the decrease in cash and cash equivalents as a result of the deconsolidation of certain consolidated sponsored investment products of $0.4 million.

Financing Cash Flow

Cash flows used in financing activities consist primarily of return of capital through repurchases and dividends, withholding obligations for the net share settlement of employee share transactions and contributions to noncontrolling interests related to our consolidated sponsored investment products. Net cash used in financing activities increased $8.8 million to $8.9 million for the three months ended March 31, 2015 as compared to $0.1 million for the three months ended March 31, 2014. The primary reason for the increase was due to repurchases of our common stock of $14.0 million and dividends paid of $4.1 million during the first three months of 2015 with no such activity during the first three months of 2014. This was partially offset by decreased payments made to settle minimum tax withholding obligations for the net share settlement of RSUs of $3.3 million as well as increased third-party contributions of $4.1 million to the noncontrolling interests related in our consolidated sponsored investment products.

Debt

Our Credit Facility, as amended and restated, has a five-year term and provides borrowing capacity of up to $75.0 million with a $7.5 million sub-limit for the issuance of standby letters of credit. In addition, the Credit Facility provides for a $50.0 million increase provision conditioned on approval by the lending group. The Credit Facility is secured by substantially all of our assets. At March 31, 2015 and December 31, 2014, no amount was outstanding under the Credit Facility. As of March 31, 2015, we had the capacity to draw on the entire $75.0 million available under the Credit Facility. The Credit Facility contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. We were in compliance with all debt covenants as of March 31, 2015.

Contractual Obligations

Our contractual obligations are summarized in our 2014 Annual Report on Form 10-K. As of March 31, 2015, there have been no material changes outside of the ordinary course in our contractual obligations since December 31, 2014.

Critical Accounting Policies and Estimates

Our financial statements and the accompanying notes are prepared in accordance with Generally Accepted Accounting Principles, which require the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our 2014 Annual Report on Form 10-K. There were no changes in our critical accounting policies in the three months ended March 31, 2015.

Recently Issued Accounting Pronouncements

For a discussion of accounting standards, see Note 13 to our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Substantially all of our revenues are derived from investment management, distribution and service and administration and transfer agent fees, which are based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenues and income to decline due to a decrease in the value of the assets under management. In addition, a decline in security prices could cause our clients to withdraw their investments in favor of other investments offering higher returns or lower risk, which would cause our revenues and income to decline.

We are also subject to market risk due to a decline in the market value of our investments, consisting primarily of marketable securities. At March 31, 2015, the fair value of marketable securities was $264.1 million. Assuming a 10.0% increase or decrease in the fair value of marketable securities at March 31, 2015, our net income attributable to common stockholders would change by $16.2 million, and our total comprehensive income would change by $16.4 million, in each case for the three months ended March 31, 2015.

Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. At March 31, 2015, we were exposed to interest rate risk as a result of holding investments in fixed-income sponsored funds of $96.5 million. Assuming a 1.0% increase or decrease in interest rates, the fair value of our fixed income investments could change by $3.7 million for the three months ended March 31, 2015.

At March 31, 2015, we had no amounts outstanding under our Credit Facility. Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at our option, either LIBOR for interest periods of one, two, three or six months or an alternate base rate (as defined in the Credit Facility agreement), plus, in each case, an applicable margin, that ranges from 0.75% to 2.50%.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q.

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

The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC 450, Loss Contingencies. The disclosures, accruals or estimates, if any, resulting from the foregoing analysis are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Other than as described herein, the Company believes, based on its current knowledge, that the outcomes of its legal and regulatory proceedings are not likely, either individually or in the aggregate, to have a material adverse effect on its consolidated financial condition. However, in the event of unexpected subsequent developments and given the inherent unpredictability of these legal and regulatory matters, the Company can provide no assurance that its assessment of any claim, dispute, regulatory examination or investigation or other legal matter will reflect the ultimate outcome, and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.

Regulatory Matter

As previously disclosed, in December 2014 the SEC announced a settlement with F-Squared Investments (“F-Squared”), an unaffiliated former subadviser (see Note 14 of the condensed consolidated financial statements) which settled charges that F-Squared had violated the federal securities laws as described in Investment Advisers Act Release No. 3988. The settlement related to F-Squared’s inaccurate performance information for the period of April 2001 through September 2008, including indices that certain Virtus mutual funds tracked beginning in September 2009 and January 2011. As part of the SEC’s non-public, confidential investigation of this matter, the SEC staff informed the Company that it was inquiring into whether the Company had violated securities laws or regulations with respect to F-Squared’s historical performance information. Although the Company has not received a Wells Notice in connection with the investigation, the Company is in active discussions with the SEC staff with the objective of promptly resolving this matter.

Based upon these circumstances, the Company has recorded a loss contingency pursuant to ASC 450 – Contingencies, of approximately $5.2 million in the first quarter 2015, in other operating expenses along with a related potential income tax benefit as a component of the Company’s income tax expense. The Company believes that it is reasonably possible that a loss greater than the amount accrued may be incurred, but the Company is unable to estimate the amount at this time. The discussions are ongoing, and the Company cannot provide any assurance that a resolution will be reached.

Tom Cummins v. Virtus Investment Partners Inc. et al

On February 20, 2015, a putative class action complaint alleging violation of the federal securities laws was filed by an individual shareholder against the Company and certain of the Company’s current officers in the United States District Court for the Southern District of New York. The complaint was purportedly filed on behalf of all purchasers of the Company’s common stock between May 28, 2013 and December 22, 2014, inclusive (the “Class Period”). The complaint alleges that, during the Class Period, the defendants disseminated materially false and misleading statements and concealed material adverse facts relating to certain funds subadvised by F-Squared Investments. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5. The plaintiff seeks to recover unspecified damages on behalf of the class members. On April 21, 2015, three plaintiffs, including the original plaintiff, filed motions to be appointed lead plaintiff. One of the motions has been withdrawn and on May 7, 2015 the other applicant filed a statement of non-opposition to the motion of Arkansas Teachers Retirement System to be appointed lead plaintiff. The Company believes that the suit is without merit and intends to defend it vigorously.

Mark Youngers v. Virtus Investment Partners, Inc. et al

On May 8, 2015, a putative class action complaint alleging violations of certain provisions of the federal securities laws was filed in the United States District Court for the Central District of California by an individual who alleges he is a former shareholder of one of the Virtus mutual funds formerly subadvised by F-Squared Investments and formerly known as the AlphaSector Funds. The complaint purports to allege claims against the Company, certain of the Company’s officers and affiliates, and certain other parties (the “defendants”). The complaint was purportedly filed on behalf of purchasers of the AlphaSector Funds between May 8, 2010 and December 22, 2014, inclusive (the “Class Period’). The complaint alleges that during the Class Period the defendants disseminated materially false and misleading statements and concealed or omitted material facts necessary to make the statements made not misleading. The Company has not been served with the complaint. The Company believes the plaintiff’s claims asserted in the complaint are without merit and intends to defend it vigorously.

Item 1A.	Risk Factors

There have been no material changes to our risk factors previously reported in our 2014 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the first three months of 2015, we repurchased a total of 103,818 shares of our common stock pursuant to the Board of Director’s fourth quarter 2010 authorization. On December 10, 2014, our Board of Directors authorized an additional 500,000 shares of our common stock to be repurchased under the share repurchase program. As of March 31, 2015, 1.2 million shares of our common stock have been authorized to be repurchased under the program, and 520,741 shares remain available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases and/or privately negotiated transactions, depending on price and prevailing market and business conditions. The program is intended to generally offset dilution caused by shares issued under equity-based plans. The program, which has no specified term, may be suspended or terminated at any time.

The following table sets forth information regarding our share repurchases in each month during the quarter ended December 31, 2014:

Month	Total number of shares repurchased	Average price paid per share (1)	Total number of shares repurchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be repurchased under the plans or programs (2)
January 1—31, 2015	—	$—	—	624,559
February 1—28, 2015	—	$—	—	624,559
March 1—31, 2015	103,818	$134.70	103,818	520,741

Total	103,818		103,818

(1)	Average price paid per share is calculated on a settlement basis and excludes commissions.
(2)	The share repurchases above were completed pursuant to a program announced in the fourth quarter of 2010 and most recently expanded in December 2014.

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

For the three months ended March 31, 2015, we paid $4.1 million in minimum employee tax withholding obligations related to employee share transactions.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following information formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2015 and 2014, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2015 and 2014 and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2015

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)