Form 10-Q
period 2015-06-30
VIRTUS INVESTMENT PARTNERS, INC.
filed 2015-07-31
CIK 883237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the registrant’s common stock was 8,818,629 as of July 24, 2015.

VIRTUS INVESTMENT PARTNERS, INC.

“We,” “us,” “our,” the “Company” and “Virtus” as used in this Quarterly Report on Form 10-Q, refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Virtus Investment Partners, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2015	December 31, 2014
($ in thousands, except share data)
Assets:
Cash and cash equivalents	$194,334	$202,847
Cash of consolidated sponsored investment products	1,372	457
Cash pledged or on deposit of consolidated sponsored investment products	10,888	8,230
Investments	59,301	63,448
Investments of consolidated sponsored investment products	270,997	236,652
Accounts receivable, net	43,488	49,721
Furniture, equipment, and leasehold improvements, net	9,377	7,193
Intangible assets, net	42,509	41,783
Goodwill	6,663	5,260
Deferred taxes, net	59,783	60,162
Other assets	14,326	16,060
Other assets of consolidated sponsored investment products	8,960	6,960

Total assets	$721,998	$698,773

Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$27,134	$54,815
Accounts payable and accrued liabilities	43,456	31,627
Dividends payable	4,251	4,270
Other liabilities	13,172	9,082
Liabilities of consolidated sponsored investment products	19,455	12,556

Total liabilities	107,468	112,350

Commitments and Contingencies (Note 12)
Redeemable noncontrolling interests	55,557	23,071
Equity:
Equity attributable to stockholders:
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 9,606,658 shares issued and 8,818,629 shares outstanding at June 30, 2015 and 9,551,274 shares issued and 8,975,833 shares outstanding at December 31, 2014	96	96
Additional paid-in capital	1,144,029	1,148,908
Accumulated deficit	(478,402)	(507,521)
Accumulated other comprehensive loss	(661)	(242)
Treasury stock, at cost, 788,029 and 575,441 shares at June 30, 2015 and December 31, 2014, respectively	(105,699)	(77,699)

Total equity attributable to stockholders	559,363	563,542
Noncontrolling interests	(390)	(190)

Total equity	558,973	563,352

Total liabilities and equity	$721,998	$698,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
($ in thousands, except per share data)
Revenues
Investment management fees	$68,867	$74,537	$139,363	$146,329
Distribution and service fees	17,635	23,940	37,233	46,378
Administration and transfer agent fees	12,577	13,942	25,619	27,015
Other income and fees	577	330	1,272	898

Total revenues	99,656	112,749	203,487	220,620

Operating Expenses
Employment expenses	33,593	35,481	69,215	70,510
Distribution and other asset-based expenses	23,676	39,222	48,183	66,959
Other operating expenses	23,512	13,130	40,238	23,664
Other operating expenses of consolidated sponsored investment products	957	797	1,775	1,128
Depreciation and other amortization	873	670	1,652	1,327
Amortization expense	837	947	1,674	1,904

Total operating expenses	83,448	90,247	162,737	165,492

Operating Income	16,208	22,502	40,750	55,128

Other Income (Expense)
Realized and unrealized gain on investments, net	343	905	888	2,751
Realized and unrealized (loss) gain on investments of consolidated sponsored investment products, net	(3,242)	6,444	(652)	6,480
Other income, net	247	189	682	340

Total other (expense) income, net	(2,652)	7,538	918	9,571

Interest Income (Expense)
Interest expense	(121)	(125)	(244)	(263)
Interest and dividend income	302	344	582	727
Interest and dividend income of investments of consolidated sponsored investment products	3,098	1,639	5,422	2,512

Total interest income, net	3,279	1,858	5,760	2,976

Income Before Income Taxes	16,835	31,898	47,428	67,675
Income tax expense	7,823	12,106	18,691	26,116

Net Income	9,012	19,792	28,737	41,559
Noncontrolling interests	765	(249)	382	(78)

Net Income Attributable to Common Stockholders	$9,777	$19,543	$29,119	$41,481

Earnings per share—Basic	$1.10	$2.14	$3.26	$4.55

Earnings per share—Diluted	$1.08	$2.10	$3.20	$4.44

Cash dividends declared per share	$0.45	$0.45	$0.90	$0.45

Weighted Average Shares Outstanding—Basic (in thousands)	8,889	9,133	8,927	9,125

Weighted Average Shares Outstanding—Diluted (in thousands)	9,037	9,325	9,094	9,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
($ in thousands)
Net Income	$9,012	$19,792	$28,737	$41,559
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $30 and $8 for the three months ended June 30, 2015 and 2014, respectively and $195 and $(7) for the six months ended June 30, 2015 and 2014, respectively	(49)	(11)	(320)	13
Unrealized (loss) gain on available-for-sale securities, net of tax of $62 and $(75) for the three months ended June 30, 2015 and 2014, respectively and $61 and $(115) for the six months ended June 30, 2015 and 2014, respectively	(103)	122	(99)	185

Other comprehensive (loss) income	(152)	111	(419)	198

Comprehensive income	8,860	19,903	28,318	41,757

Comprehensive loss (income) attributable to noncontrolling interests	765	(249)	382	(78)

Comprehensive income attributable to common stockholders	$9,625	$19,654	$28,700	$41,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2015	2014
($ in thousands)
Cash Flows from Operating Activities:
Net income	$28,737	$41,559
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense, intangible asset and other amortization	3,436	3,340
Stock-based compensation	6,433	4,510
Excess tax benefits from stock-based compensation	(1,328)	(583)
Amortization of deferred commissions	5,339	9,578
Payments of deferred commissions	(2,040)	(8,490)
Equity in earnings of equity method investments	(669)	(61)
Realized and unrealized gains on trading securities, net	(609)	(2,751)
Realized and unrealized losses (gains) on investments of consolidated sponsored investment products, net	2,315	(6,666)
Sales of trading securities, net	8,131	20,576
Purchases of investments by consolidated sponsored investment products, net	(39,993)	(150,473)
Sales of securities sold short by consolidated sponsored investment products, net	2,040	10,501
Deferred taxes, net	636	7,314
Changes in operating assets and liabilities:
Cash pledged or on deposit of consolidated sponsored investment products	(3,489)	(11,958)
Accounts receivable, net and other assets	4,665	(5,022)
Other assets of consolidated sponsored investment products	(1,855)	4,455
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	(15,104)	(5,306)
Liabilities of consolidated sponsored investment products	4,909	(1,606)

Net cash provided by (used in) operating activities	1,554	(91,083)

Cash Flows from Investing Activities:
Capital expenditures	(2,978)	(1,459)
Change in cash and cash equivalents of consolidated sponsored investment products due to deconsolidation	—	(366)
Asset acquisitions and purchases of other investments	(1,601)	—
Cash acquired in business combination	89	—
Purchases of available-for-sale securities	(111)	(204)

Net cash used in investing activities	(4,601)	(2,029)

Cash Flows from Financing Activities:
Borrowings of proceeds from short sales by consolidated sponsored investment products	831	—
Dividends paid	(8,167)	—
Repurchases of common shares	(28,000)	(12,500)
Proceeds from exercise of stock options	61	391
Taxes paid related to net share settlement of restricted stock units	(4,841)	(9,271)
Excess tax benefits from stock-based compensation	1,328	583
Contributions of noncontrolling interests, net	34,237	13,092

Net cash used in financing activities	(4,551)	(7,705)

Net decrease in cash and cash equivalents	(7,598)	(100,817)
Cash and cash equivalents, beginning of period	203,304	271,545

Cash and Cash Equivalents, end of period	$195,706	$170,728

Non-Cash Investing Activities:
Change in accrual for capital expenditures	$(465)	$99
Investment in acquired business	$4,800	$—
Non-Cash Financing Activities:
Decrease to noncontrolling interest due to consolidation (deconsolidation) of consolidated sponsored investment products, net	$(1,569)	$(45,003)
Dividends payable	$4,048	$4,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Stockholders	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
	Shares	Par Value				Shares	Amount
($ in thousands)
Balances at December 31, 2013	9,105,521	$95	$1,135,644	$(605,221)	$(150)	350,000	$(37,438)	$492,930	$(62)	$492,868	$42,186
Net income (loss)	—	—	—	41,481	—	—	—	41,481	(40)	41,441	118
Net unrealized gain on securities available-for-sale	—	—	—	—	185	—	—	185	—	185	—
Foreign currency translation adjustments	—	—	—	—	13	—	—	13	—	13	—
Activity of noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	(31,907)
Cash dividends declared ($0.45 per common share)	—	—	(4,179)	—	—	—	—	(4,179)		(4,179)	—
Repurchases of common shares	(66,913)	—	—	—	—	66,913	(12,500)	(12,500)	—	(12,500)	—
Issuance of common shares related to employee stock transactions	80,392	—	954	—	—	—	—	954	—	954	—
Taxes paid on stock-based compensation	—	—	(9,271)	—	—	—	—	(9,271)	—	(9,271)	—
Stock-based compensation	—	—	4,333	—	—	—	—	4,333	—	4,333	—
Excess tax benefits from stock-based compensation	—	—	583	—	—	—	—	583	—	583	—

Balances at June 30, 2014	9,119,000	$95	$1,128,064	$(563,740)	$48	416,913	$(49,938)	$514,529	$(102)	$514,427	$10,397

Balances at December 31, 2014	8,975,833	$96	$1,148,908	$(507,521)	$(242)	575,441	$(77,699)	$563,542	$(190)	$563,352	$23,071
Net income (loss)	—	—	—	29,119	—	—	—	29,119	(200)	28,919	(182)
Net unrealized loss on securities available-for-sale	—	—	—	—	(99)	—	—	(99)	—	(99)	—
Foreign currency translation adjustments	—	—	—	—	(320)	—	—	(320)	—	(320)	—
Activity of noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	32,688
Cash dividends declared ($0.90 per common share)	—	—	(8,143)	—	—	—	—	(8,143)	—	(8,143)	—
Repurchases of common shares	(212,588)	—	—	—	—	212,588	(28,000)	(28,000)	—	(28,000)	—
Issuance of common shares related to employee stock transactions	55,384	—	787	—	—	—	—	787	—	787	—
Taxes paid on stock-based compensation	—	—	(4,841)	—	—	—	—	(4,841)		(4,841)	—
Stock-based compensation	—	—	6,168	—	—	—	—	6,168	—	6,168	—
Excess tax benefits from stock-based compensation	—	—	1,150	—	—	—	—	1,150	—	1,150	—

Balances at June 30, 2015	8,818,629	$96	$1,144,029	$(478,402)	$(661)	788,029	$(105,699)	$559,363	$(390)	$558,973	$55,557

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

The Company provides investment management and related services to individuals and institutions throughout the United States of America. The Company’s retail investment management services are provided to individuals through products consisting of open-end mutual funds, closed-end funds, variable insurance funds, exchange traded funds (“ETFs”) and separately managed accounts. Separately managed accounts are offered through intermediary programs that are sponsored and distributed by unaffiliated broker-dealers and individual direct managed account investment services that are provided by the Company. Institutional investment management services are provided primarily to corporations, multi-employer retirement funds, employee retirement systems, foundations, endowments and subadvisory accounts.

2. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The condensed consolidated financial statements include the accounts of the Company, its subsidiaries and sponsored investment products in which it has a controlling financial interest. Intercompany accounts and transactions have been eliminated. The Company is generally considered to have a controlling financial interest when it owns a majority of the voting interest in an entity or otherwise has the power to govern the financial and operating policies of the subsidiary. See Note 13 for additional information related to the consolidation of sponsored investment products. The Company also evaluates any variable interest entities (“VIEs”) in which the Company has a variable interest for consolidation. A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) where as a group, the holders of the equity investment at risk do not possess: (i) the power to direct the activities that most significantly impact the entity’s performance; (ii) the obligation to absorb expected losses or the right to receive expected residual returns of the entity; or (iii) proportionate voting and economic interests and where substantially all of the entity’s activities either involve or are conducted on behalf of the equity holders. If any entity has any of these characteristics, it is considered a VIE and is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that has both the power to direct the activities that most significantly impact the VIE’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

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

3. Intangible Assets, Net

Intangible assets, net are summarized as follows:

	June 30, 2015	December 31, 2014
($ in thousands)
Definite-lived intangible assets:
Investment contracts	$158,747	$158,747
Accumulated amortization	(151,054)	(149,380)

Definite-lived intangible assets, net	7,693	9,367
Indefinite-lived intangible assets	34,816	32,416

Total intangible assets, net	$42,509	$41,783

Activity in intangible assets, net is as follows:

	Six Months Ended June 30,
	2015	2014
($ in thousands)
Intangible assets, net
Balance, beginning of period	$41,783	$44,633
Additions	2,400	—
Amortization	(1,674)	(2,051)

Balance, end of period	$42,509	$42,582

4. Investments

Investments consist primarily of investments in our sponsored mutual funds. The Company’s investments, excluding the assets of consolidated sponsored investment products discussed in Note 13, at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
($ in thousands)
Marketable securities	$44,248	$50,251
Equity method investments	8,964	7,209
Nonqualified retirement plan assets	5,164	5,063
Other investments	925	925

Total investments	$59,301	$63,448

Marketable Securities

The Company’s marketable securities consist of both trading (including securities held by a broker-dealer affiliate) and available-for-sale securities. The composition of the Company’s marketable securities is summarized as follows:

June 30, 2015

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored funds	$31,942	$(997)	$688	$31,633
Equity securities	9,301	(12)	176	9,465
Available-for-sale:
Sponsored closed-end funds	3,239	(227)	138	3,150

Total marketable securities	$44,482	$(1,236)	$1,002	$44,248

December 31, 2014

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored funds	$39,079	$(1,190)	$423	$38,312
Equity securities	8,421	—	319	8,740
Available-for-sale:
Sponsored closed-end funds	3,129	(163)	233	3,199

Total marketable securities	$50,629	$(1,353)	$975	$50,251

For the three and six months ended June 30, 2015, the Company recognized a realized gain on trading securities of $0.5 million and $0.9 million, respectively and for the three and six months ended June 30, 2014, the Company recognized a realized gain of $3.6 million and $4.5 million, respectively.

5. Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of consolidated sponsored investment products discussed in Note 13, as of June 30, 2015 and December 31, 2014 by fair value hierarchy level were as follows:

June 30, 2015

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$141,034	$—	$—	$141,034
Marketable securities trading:
Sponsored funds	31,633	—	—	31,633
Equity securities	9,465	—	—	9,465
Marketable securities available for sale:
Sponsored closed-end funds	3,150	—	—	3,150
Other investments:
Nonqualified retirement plan assets	5,164	—	—	5,164

Total assets measured at fair value	$190,446	$—	$—	$190,446

December 31, 2014

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$202,054	$—	$—	$202,054
Marketable securities trading:
Sponsored funds	38,312	—	—	38,312
Equity securities	8,740	—	—	8,740
Marketable securities available for sale:
Sponsored closed-end funds	3,199	—	—	3,199
Other investments
Nonqualified retirement plan assets	5,063	—	—	5,063

Total assets measured at fair value	$257,368	$—	$—	$257,368

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

Transfers into and out of levels are reflected when significant inputs used for the fair value measurement, including market inputs or performance attributes, become observable or unobservable or when the Company determines it has the ability, or no longer has the ability, to redeem, in the near term, certain investments that the Company values using a net asset value, or if the book value no longer represents fair value. There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2015 and 2014.

6. Equity Transactions

During the six months ended June 30, 2015 and 2014, the Company repurchased 212,588 and 66,913 common shares, respectively, at a weighted average price of $131.67 and $186.77 per share, respectively, plus transaction costs for a total cost of approximately $28.0 million and $12.5 million, respectively. The Company has repurchased a total of 788,029 shares of common stock at a weighted average price of $134.09 per share plus transaction costs for a total cost of $105.7 million under its share repurchase program. At June 30, 2015, there were 411,971 shares of common stock available to repurchase under the Company’s current authorization through the share repurchase program.

During each of the first and second quarters of 2015 and the second quarter of 2014, the Board of Directors declared quarterly cash dividends of $0.45 per share. Total dividends declared were $8.1 million and $4.2 million for the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015, $4.3 million is shown as dividends payable in the Consolidated Balance Sheet, primarily representing the second quarter dividend to be paid on August 14, 2015 to all shareholders of record on July 31, 2015.

7. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2015 and 2014 were as follows:

	Unrealized Gains and (Losses) on Securities Available-for- Sale	Foreign Currency Translation Adjustments
($ in thousands)
Balance December 31, 2014	$(107)	$(135)

Unrealized net losses on investments, net of tax of $61	(99)	—
Foreign currency translation adjustments, net of tax of $195	—	(320)
Amounts reclassified from accumulated other comprehensive income	—	—

Net current-period other comprehensive loss	(99)	(320)

Balance June 30, 2015	$(206)	$(455)

	Unrealized Gains and (Losses) on Securities Available-for- Sale	Foreign Currency Translation Adjustments
($ in thousands)
Balance December 31, 2013	$(231)	$81

Unrealized net gains on investments, net of tax of ($115)	185	—
Foreign currency translation adjustments, net of tax of ($7)	—	13
Amounts reclassified from accumulated other comprehensive income	—	—

Net current-period other comprehensive income	185	13

Balance June 30, 2014	$(46)	$94

8. Stock-based Compensation

The Company has an Omnibus Incentive and Equity Plan (the “Plan”) under which officers, employees and directors may be granted equity-based awards, including restricted stock units (“RSUs”), stock options and unrestricted shares of common stock. At June 30, 2015, 343,451 shares of common stock remained available for issuance of the 1,800,000 shares that were reserved for issuance under the Plan. Each RSU entitles the holder to one share of common stock when the restriction expires. RSUs generally have a term of one to three years and may be time-vested or performance-contingent. Stock options generally cliff vest after three years and have a contractual life of ten years. Stock options are granted with an exercise price equal to the fair market value of the shares at the date of grant. The fair value of each RSU is estimated using the intrinsic value method, which is based on the fair market value price on the date of grant unless it contains a performance metric that is considered a market condition. RSUs that contain a market condition are valued using a simulation valuation model. Shares that are issued upon exercise of stock options and vesting of RSUs are newly issued shares from the Plan and are not issued from treasury stock.

Restricted Stock Units

RSU activity for the six months ended June 30, 2015 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	179,936	$143.25
Granted	78,747	$139.30
Forfeited	(121)	$174.32
Settled	(81,491)	$103.28

Outstanding at June 30, 2015	177,071	$159.87

For the six months ended June 30, 2015 and 2014, a total of 35,486 and 49,819 RSUs, respectively, were withheld by the Company as a result of net share settlements to settle minimum employee tax withholding obligations. The Company paid $4.8 million and $9.3 million for the six months ended June 30, 2015 and 2014, respectively, in minimum employee tax withholding obligations related to RSUs withheld. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have been otherwise issued as a result of the vesting.

During the six months ended June 30, 2015 and 2014, the Company granted 33,632 and 30,101 RSUs, respectively, each of which contains two performance based metrics in addition to a service condition. The two performance metrics are based on the Company’s growth in operating income, as adjusted, relative to peers, over a one-year period and total shareholder return (“TSR”) relative to peers over a three-year period. For the six months ended June 30, 2015 and 2014, total stock-based compensation expense included $1.2 million and $0.5 million for these performance contingent RSUs, respectively.

The Company recognized total stock compensation expense of $3.4 million and $2.9 million, respectively, and $6.4 million and $4.5 million, respectively, for the three and six months ended June 30, 2015 and 2014. As of June 30, 2015, unamortized stock-based compensation expense for unvested RSUs was $17.2 million, with a weighted-average remaining amortization period of 1.9 years.

Stock Options

Stock option activity for the six months ended June 30, 2015 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	162,824	$18.79
Granted	—	$—
Exercised	(3,675)	$16.87
Forfeited	—	$—

Outstanding at June 30, 2015	159,149	$18.83

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

The computation of basic and diluted EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
($ in thousands, except per share amounts)
Net Income	$9,012	$19,792	$28,737	$41,559
Noncontrolling interests	765	(249)	382	(78)

Net Income Attributable to Common Stockholders	$9,777	$19,543	$29,119	$41,481

Shares (in thousands):
Basic: Weighted-average number of shares outstanding	8,889	9,133	8,927	9,125
Plus: Incremental shares from assumed conversion of dilutive instruments	148	192	167	218

Diluted: Weighted-average number of shares outstanding	9,037	9,325	9,094	9,343

Earnings per share - basic	$1.10	$2.14	$3.26	$4.55
Earnings per share - diluted	$1.08	$2.10	$3.20	$4.44

For the three and six months ended June 30, 2015, there were zero and 3,043 instruments, respectively, excluded from the above computations of weighted-average shares for diluted EPS and for the three and six months ended June 30, 2014, there were 9,275 and 4,638 instruments, respectively, excluded from the above computation of weighted-average shares for diluted EPS because the effect would be anti-dilutive.

10. Business Combination

On April 10, 2015, the Company made an investment of approximately $4.8 million for a majority ownership position in ETF Issuer Solutions (“ETFis”), then subsequently renamed ETFis to Virtus ETF Solutions (“VES”). VES is a New York City-based company that operates a platform for listing, operating, and distributing exchange-traded funds. The transaction was accounted for under Accounting Standards Codification (“ASC”) 805 “Business Combinations.” Goodwill of $1.4 million and other intangible assets of $2.4 million were recorded as a result of this transaction. The impact of this transaction was not material to the Company’s condensed consolidated financial statements.

11. Income Taxes

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

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 39.4% and 38.6% for the six months ended June 30, 2015 and 2014, respectively. The increase in the estimated effective tax rate was primarily due to changes in the valuation allowances related to market adjustments on the Company’s marketable securities.

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

Regulatory Matter

As previously disclosed, in December 2014 the SEC announced a settlement with F-Squared Investments (“F-Squared”), an unaffiliated former subadviser, which settled charges that F-Squared had violated the federal securities laws as described in Investment Advisers Act Release No. 3988. The settlement related to F-Squared’s inaccurate performance information for the period of April 2001 through September 2008, including indices that certain Virtus mutual funds tracked beginning in September 2009 and January 2011. As part of the SEC’s non-public, confidential investigation of this matter, the SEC staff informed the Company that it was inquiring into whether the Company had violated securities laws or regulations with respect to F-Squared’s historical performance information. Although the Company has not received a Wells Notice in connection with the investigation, the Company is in active discussions with the SEC staff with the objective of promptly resolving this matter.

Based upon these circumstances, the Company has recorded a loss contingency pursuant to ASC 450 – Contingencies. As of June 30, 2015 the Company has recorded a total pre-tax loss contingency of $16.5 million and a related potential income tax benefit of $5.5 million for a net impact of $11.0 million related to this matter, which includes an increase to the pre-tax loss contingency of $11.3 million recorded in the second quarter of 2015, from $5.2 million that was previously recorded at March 31, 2015. The Company believes that the amount recorded reflects the most likely loss associated with this matter; as noted above, however, the discussions are ongoing, and the Company cannot provide any assurance that a resolution will be reached or that any associated loss will not exceed the aggregate loss contingency recorded.

Tom Cummins v. Virtus Investment Partners Inc. et al

On February 20, 2015, a putative class action complaint alleging violation of the federal securities laws was filed by an individual shareholder against the Company and certain of the Company’s current officers (the “defendants”) in the United States District Court for the Southern District of New York. The complaint was purportedly filed on behalf of all purchasers of the Company’s common stock between May 28, 2013 and December 22, 2014, inclusive (the “Class Period”). The complaint alleges that, during the Class Period, the defendants disseminated materially false and misleading statements and concealed material adverse facts relating to certain funds subadvised by F-Squared. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5. The plaintiff seeks to recover unspecified damages on behalf of the class members. On April 21, 2015, three plaintiffs, including the original plaintiff, filed motions to be appointed lead plaintiff. One of the motions has been withdrawn and on May 7, 2015, the other applicant filed a statement of non-opposition to the motion of Arkansas Teachers Retirement System to be appointed lead plaintiff. On June 9, 2015, the court entered an order appointing Arkansas Teachers Retirement System lead plaintiff. The Company believes that the suit is without merit and intends to defend it vigorously. The Company believes that there is not a material loss that is probable and reasonably estimable related to this claim.

Mark Youngers v. Virtus Investment Partners, Inc. et al

On May 8, 2015, a putative class action complaint alleging violations of certain provisions of the federal securities laws was filed in the United States District Court for the Central District of California by an individual who alleges he is a former shareholder of one of the Virtus mutual funds formerly subadvised by F-Squared and formerly known as the AlphaSector Funds. The complaint purports to allege claims against the Company, certain of the Company’s officers and affiliates, and certain other parties (the “defendants”). The complaint was purportedly filed on behalf of purchasers of the AlphaSector Funds between May 8, 2010 and December 22, 2014, inclusive (the “Class Period”). The complaint alleges that during the Class Period the defendants disseminated materially false and misleading statements and concealed or omitted material facts necessary to make the statements made not misleading. On June 7, 2015, a group of three individuals, including the original plaintiff, filed a motion to be appointed lead plaintiff. No other motions to be appointed lead plaintiff were filed. On July 27, 2015, the court granted the motion, appointing movants as lead plaintiff. Also, on July 27, 2015, the court issued an order to show cause requiring lead plaintiff to explain no later than July 31, 2015, why his claims should not be transferred and consolidated with the Cummins action discussed above. The Company believes the plaintiff’s claims asserted in the complaint are frivolous and intends to defend it vigorously. The Company believes that there is not a material loss that is probable and reasonably estimable related to this claim.

13. Consolidated Sponsored Investment Products

In the normal course of its business, the Company sponsors various investment products. The Company consolidates an investment product when it owns a majority of the voting interest in the entity or it is the primary beneficiary of an investment product that is a VIE. The consolidation and deconsolidation of these investment products has no impact on net income attributable to stockholders. The Company’s risk with respect to these investments is limited to its investment in these products. The Company has no right to the benefits from, and does not bear the risks associated with these investment products, beyond the Company’s investments in, and fees generated from these products. The Company does not consider cash and investments held by consolidated sponsored investment products to be assets of the Company other than its direct investment in these products.

As of June 30, 2015 and December 31, 2014, the Company consolidated 12 sponsored investment products, respectively. During the six months ended June 30, 2015, the Company consolidated one additional sponsored investment product and deconsolidated one sponsored investment product because it no longer had a majority voting interest.

The following table presents the balances of the consolidated sponsored investment products that were reflected in the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014:

	As of
	June 30, 2015	December 31, 2014
($ in thousands)
Total cash	$12,260	$8,687
Total investments	270,997	236,652
All other assets	8,960	6,960
Total liabilities	(19,455)	(12,556)
Redeemable noncontrolling interests	(55,557)	(23,071)

The Company’s net interests in consolidated sponsored investment products	$217,205	$216,672

Consolidation

The following tables reflect the impact of the consolidated sponsored investment products in the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, respectively:

As of June 30, 2015

	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Balance Sheet
($ in thousands)
Total cash	$194,334	$12,260	$—	$206,594
Total investments	276,253	270,997	(216,952)	330,298
All other assets	176,399	8,960	(253)	185,106

Total assets	$646,986	$292,217	$(217,205)	$721,998

Total liabilities	$88,013	$19,708	$(253)	$107,468
Redeemable noncontrolling interest	—	—	55,557	55,557
Equity attributable to stockholders of the Company	559,363	272,509	(272,509)	559,363
Non-redeemable noncontrolling interest	(390)	—	—	(390)

Total liabilities and equity	$646,986	$292,217	$(217,205)	$721,998

As of December 31, 2014

	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Balance Sheet
($ in thousands)
Total cash	$202,847	$8,687	$—	$211,534
Total investments	279,863	236,652	(216,415)	300,100
All other assets	180,436	6,960	(257)	187,139

Total assets	$663,146	$252,299	$(216,672)	$698,773

Total liabilities	$99,794	$12,813	$(257)	$112,350
Redeemable noncontrolling interest	—	—	23,071	23,071
Equity attributable to stockholders of the Company	563,542	239,486	(239,486)	563,542
Non-redeemable noncontrolling interest	(190)	—	—	(190)

Total liabilities and equity	$663,146	$252,299	$(216,672)	$698,773

(a)	Adjustments include the elimination of intercompany transactions between the Company and its consolidated sponsored investment products, primarily the elimination of the investments and consolidated sponsored investment product equity and recording of any noncontrolling interest.

The following table reflects the impact of the consolidated sponsored investment products in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2015 and 2014:

For the Three Months Ended June 30, 2015

	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Statement of Operations
($ in thousands)
Total operating revenues	$100,052	$—	$(396)	$99,656
Total operating expenses	82,491	1,353	(396)	83,448

Operating income (loss)	17,561	(1,353)	—	16,208
Total other non-operating income (expense)	(127)	(144)	898	627

Income (loss) before income tax expense	17,434	(1,497)	898	16,835
Income tax expense	7,823	—	—	7,823

Net income (loss)	9,611	(1,497)	898	9,012
Noncontrolling interests	166	—	599	765

Net income (loss) attributable to the Company	$9,777	$(1,497)	$1,497	$9,777

For the Three Months Ended June 30, 2014

	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Statement of Operations
($ in thousands)
Total operating revenues	$112,871	$—	$(122)	$112,749
Total operating expenses	89,450	919	(122)	90,247

Operating income (loss)	23,421	(919)	—	22,502

Total other non-operating income	8,198	8,082	(6,884)	9,396
Income before income tax expense	31,619	7,163	(6,884)	31,898
Income tax expense	12,106	—	—	12,106

Net income	19,513	7,163	(6,884)	19,792
Noncontrolling interests	30	—	(279)	(249)

Net income attributable to the Company	$19,543	$7,163	$(7,163)	$19,543

For the Six Months Ended June 30, 2015

	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Statement of Operations
($ in thousands)
Total operating revenues	$204,284	$—	$(797)	$203,487
Total operating expenses	160,962	2,572	(797)	162,737

Operating income (loss)	43,322	(2,572)	—	40,750
Total other non-operating income (expense)	4,288	4,770	(2,380)	6,678

Income before income tax expense	47,610	2,198	(2,380)	47,428
Income tax expense	18,691	—	—	18,691

Net income	28,919	2,198	(2,380)	28,737
Noncontrolling interests	200	—	182	382

Net income attributable to the Company	$29,119	$2,198	$(2,198)	$29,119

For the Six Months Ended June 30, 2014

	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Statement of Operations
($ in thousands)
Total operating revenues	$220,726	$—	$(106)	$220,620
Total operating expenses	164,364	1,234	(106)	165,492

Operating income (loss)	56,362	(1,234)	—	55,128

Total other non-operating income	11,195	8,992	(7,640)	12,547
Income before income tax expense	67,557	7,758	(7,640)	67,675
Income tax expense	26,116	—	—	26,116

Net income	41,441	7,758	(7,640)	41,559
Noncontrolling interests	40	—	(118)	(78)

Net income attributable to the Company	$41,481	$7,758	$(7,758)	$41,481

(a)	Adjustments include the elimination of intercompany transactions between the Company and its consolidated sponsored investment products, primarily the elimination of the investments and consolidated sponsored investment product equity and recording of any noncontrolling interest.

Fair Value Measurements of Consolidated Sponsored Investment Products

The assets of the consolidated sponsored investment products measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 by fair value hierarchy level were as follows:

As of June 30, 2015

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Debt securities	$—	$147,282	$852	$148,134
Equity securities	122,443	420	—	122,863
Derivatives	105	28	—	133

Total Assets Measured at Fair Value	$122,548	$147,730	$852	$271,130

Liabilities
Derivatives	$262	$66	$—	$328
Short sales	9,573	228	—	9,801

Total Liabilities Measured at Fair Value	$9,835	$294	$—	$10,129

As of December 31, 2014

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Debt securities	$—	$135,050	$1,065	$136,115
Equity securities	82,417	18,120	—	100,537
Derivatives	154	227	—	381

Total Assets Measured at Fair Value	$82,571	$153,397	$1,065	$237,033

Liabilities
Derivatives	$191	$—	$—	$191
Short sales	7,491	674	—	8,165

Total Liabilities Measured at Fair Value	$7,682	$674	$—	$8,356

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

	Six Months Ended June 30,
	2015	2014
Level 3 Debt securities (a)
Balance at beginning of period	$1,065	$—
Purchases	—	450
Paydowns	(3)	—
Transferred to Level 2	(162)	—
Change in unrealized gain/(loss), net	(48)	—

Balance at end of period	$852	$450

(a)	None of the securities reflected in the above table were internally fair valued at June 30, 2015.

For the six months ended June 30, 2015, securities held by consolidated sponsored investment products with an end of period value of $14.6 million were transferred from Level 2 to Level 1 because certain non-US securities’ quoted market prices were no longer adjusted based on third-party factors derived from model-based valuation techniques for which the significant assumptions were observable in the market. For the six months ended June 30, 2015, no securities were transferred from Level 1 to Level 2. There were no transfers between Level 1, Level 2, or Level 3 during the six months ended June 30, 2014.

Derivatives

The Company has certain consolidated investment products which include derivative instruments as part of their investment strategies. These derivatives may include futures contracts, options contracts and forward contracts. The fair value of such derivatives at June 30, 2015, December 31, 2014 and June 30, 2014 was immaterial. The change in fair value of such derivatives, which is recorded in realized and unrealized gain (loss) on investments of consolidated sponsored investment products, net, in the Condensed Consolidated Statement of Operations was immaterial for the three and six months ended June 30, 2015 and 2014. In connection with entering into these derivative contracts, these funds may be required to pledge to the broker an amount of cash equal to the “initial margin” requirements that varies based on the type of derivative. The cash pledged or on deposit is recorded in the Condensed Consolidated Balance Sheet of the Company as Cash pledged or on deposit of consolidated sponsored investment products.

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

14. New Accounting Standards

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

In August 2014, the FASB issued ASU No. 2014-13, Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity (“CFE”) (“ASU 2014-13”). This new guidance requires reporting entities to use the more observable of the fair value of the financial assets or the financial liabilities to measure the financial assets and the financial liabilities of a CFE when a CFE is initially consolidated. It permits entities to make an accounting policy election to apply this same measurement approach after initial consolidation or to apply other GAAP to account for the consolidated CFE’s financial assets and financial liabilities. It also prohibits all entities from electing to use the fair value option in ASC 825, Financial Instruments, to measure either the financial assets or financial liabilities of a consolidated CFE that is within the scope of this issue. This guidance is effective for fiscal years beginning after December 15, 2015 and interim periods therein. Early adoption is permitted using a modified retrospective transition approach as described in the pronouncement. As of June 30, 2015, the Company has not yet adopted ASU 2014-13 but does not expect this standard to have a material effect on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. Companies may use either a full retrospective or a modified retrospective approach. In July 2015, the FASB confirmed a deferral of the effective date by one year, with early adoption on the original effective date permitted. As deferred, ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating the impact ASU 2014-09 is expected to have on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “could,” “anticipate,” “forecast,” “project,” “opportunity,” “predict,” “would,” “potential,” “future,” “guarantee,” “assume,” “likely,” “target” or similar statements or variations of such terms.

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

We offer investment strategies for individual and institutional investors in different product structures and through multiple distribution channels. Our investment strategies are available in a diverse range of styles and disciplines, managed by a collection of boutique investment managers, both affiliated and unaffiliated. We have offerings in various asset classes (domestic and international equity, fixed income and alternative), in all market capitalizations (large, mid and small), in different styles (growth, blend and value) and with various investment approaches (fundamental, quantitative and thematic). Our retail products include open-end mutual funds, closed-end funds, variable insurance funds, exchange traded funds (“ETFs”) and separately managed accounts. We also offer certain of our investment strategies to institutional clients.

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

Financial Highlights

•	Earnings per diluted share were $1.08 in the second quarter of 2015 compared with $2.10 in the second quarter of 2014.

•	Total sales were $3.3 billion in the second quarter of 2015 compared to $4.0 billion in the second quarter of 2014. Net flows were ($1.4) billion in the second quarter of 2015 compared to $1.0 billion in the second quarter of 2014.

•	Assets under management were $52.4 billion at June 30, 2015 compared to $60.1 billion at June 30, 2014 excluding money market assets.

Assets Under Management

At June 30, 2015, we managed $52.4 billion in total assets, representing a decrease of $7.7 billion, or 12.8% excluding money market assets from, June 30, 2014 (or a decrease of $9.0 billion, or 14.6% including money market assets) and a decrease of $4.3 billion or 7.6% from December 31, 2014. The decrease in assets under management from December 31, 2014 was due to net outflows of $3.5 billion and market depreciation of $0.5 billion. On May 11, 2015, the Company served notice of termination to an unaffiliated subadviser to five Virtus open-end mutual funds previously known as the AlphaSector funds. The $3.5 billion in net outflows during the first half of 2015 was primarily attributable to $5.0 billion in net outflows in the former AlphaSector funds. Excluding the former AlphaSector funds, net inflows were $1.5 billion during the first half of 2015. At June 30, 2015, assets under management in the former AlphaSector funds represented $4.5 billion of assets under management.

Average assets under management, which generally correspond to our fee-earning asset levels, were $54.4 billion for the three months ended June 30, 2015, a decrease of $4.6 billion, or 7.8%, from $59.0 billion for the three months ended June 30, 2014. Average assets under management were $55.1 billion for the six months ended June 30, 2015, a decrease of $3.0 billion, or 5.2%, from $58.1 billion for the six months ended June 30, 2014.

Operating Results

In the second quarter of 2015, total revenues decreased 11.6% to $99.7 million from $112.7 million in the second quarter of 2014. This decrease was primarily the result of a decrease in average assets under management. Operating income decreased by 28.0%

from $22.5 million in the second quarter of 2014 to $16.2 million in the second quarter of 2015, primarily due to (1) decreased revenues driven by lower levels of average assets under management and (2) higher other operating expenses primarily attributable to an increase of $11.3 million in our previously disclosed loss contingency related to a regulatory matter (see note 12 of the condensed consolidated financial statements) offset by comparatively lower distribution and other asset-based expenses primarily due to the absence of $9.6 million of costs incurred in the second quarter of 2014 related to the launch of a closed-end fund.

Assets Under Management by Product

The following table summarizes our assets under management by product:

	As of June 30,		Change
	2015	2014	2015 vs. 2014%
($ in millions)
Fund assets
Open-end mutual funds (1)	$33,345.3	$41,124.6	$(7,779.3)	(18.9)%
Closed-end funds	6,901.0	7,530.6	(629.6)	(8.4)%
Exchange traded funds	132.6	—	132.6	100.0%
Money market funds (2)	—	1,311.7	(1,311.7)	(100.0)%

Total fund assets	40,378.9	49,966.9	(9,588.0)	(19.2)%
Separately managed accounts (3)	6,952.1	6,862.4	89.7	1.3%

Total retail assets	47,331.0	56,829.3	(9,498.3)	(16.7)%
Total institutional assets (3)	5,070.0	4,565.0	505.0	11.1%

Total Assets Under Management	$52,401.0	$61,394.3	$(8,993.3)	(14.6)%

Average Assets Under Management for the Six Months Ended	$55,062.6	$58,094.4	$(3,031.8)	(5.2%)

(1)	Includes assets under management of open-end and variable insurance funds.
(2)	On October 20, 2014, our money market funds were liquidated. This liquidation had no impact on our operating results.
(3)	Includes assets under management related to option strategies.

Asset Flows by Product

Beginning in the quarter ended June 30, 2015, the Mutual Funds – Open-End category includes Variable Insurance Funds. Prior periods have been recast to reflect the new presentation. The following table summarizes our asset flows by product:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Open-End Funds (1)
Beginning balance	$35,317.8	$38,633.6	$37,514.2	$37,679.5
Inflows	2,619.5	3,169.4	5,633.7	6,822.3
Outflows	(4,174.5)	(2,451.3)	(9,572.5)	(5,895.7)

Net flows	(1,555.0)	718.1	(3,938.8)	926.6
Market performance	(352.9)	1,702.8	(155.8)	2,372.6
Other (2)	(64.6)	70.1	(74.3)	145.9

Ending balance	$33,345.3	$41,124.6	$33,345.3	$41,124.6

Closed-End Funds
Beginning balance	$7,288.0	$6,690.7	$7,581.4	$6,499.6
Inflows	—	463.3	—	463.3
Outflows	—	—	—	—

Net flows	—	463.3	—	463.3
Market performance	(281.6)	475.6	(450.2)	774.5
Other (2)	(105.4)	(99.0)	(230.2)	(206.8)

Ending balance	$6,901.0	$7,530.6	$6,901.0	$7,530.6

Exchange Traded Funds
Beginning balance	$—	$—	$—	$—
Inflows	67.4	—	67.4	—
Outflows	(12.2)	—	(12.2)	—

Net flows	55.2	—	55.2	—
Market performance	(0.4)	—	(0.4)	—
Other (2)	77.8	—	77.8	—

Ending balance	$132.6	$—	$132.6	$—

Money Market Funds
Beginning balance	$—	$1,378.0	$—	$1,556.6
Other (2)	—	(66.3)	—	(244.9)

Ending balance	$—	$1,311.7	$—	$1,311.7

Separately Managed Accounts (3)
Beginning balance	$7,131.0	$6,778.4	$6,884.8	$7,433.1
Inflows	366.8	278.8	695.3	750.7
Outflows	(342.2)	(461.0)	(697.5)	(1,489.0)

Net flows	24.6	(182.2)	(2.2)	(738.3)
Market performance	(65.5)	238.5	111.9	138.4
Other (2)	(138.0)	27.7	(42.4)	29.2

Ending balance	$6,952.1	$6,862.4	$6,952.1	$6,862.4

Institutional Accounts (3)
Beginning balance	$5,036.2	$4,530.5	$4,722.0	$4,570.8
Inflows	214.1	106.8	582.2	231.2
Outflows	(87.3)	(137.9)	(234.5)	(374.4)

Net flows	126.8	(31.1)	347.7	(143.2)
Market performance	(81.9)	131.1	35.7	218.0
Other (2)	(11.1)	(65.5)	(35.4)	(80.6)

Ending balance	$5,070.0	$4,565.0	$5,070.0	$4,565.0

Total
Beginning balance	$54,773.0	$58,011.2	$56,702.4	$57,739.6
Inflows	3,267.8	4,018.3	6,978.6	8,267.5
Outflows	(4,616.2)	(3,050.2)	(10,516.7)	(7,759.1)

Net flows	(1,348.4)	968.1	(3,538.1)	508.4
Market performance	(782.3)	2,548.0	(458.8)	3,503.5
Other (2)	(241.3)	(133.0)	(304.5)	(357.2)

Ending balance	$52,401.0	$61,394.3	$52,401.0	$61,394.3

(1)	Includes open-end fund assets under management for both the retail and variable insurance markets.
(2)	Represents open-end and closed-end mutual fund distributions, net of reinvestments, net flows of cash management strategies, net flows and market performance on structured products and net flows from non-sales related activities such as asset acquisitions/(dispositions), marketable securities investments/(withdrawals) and the impact on assets from the use of leverage.
(3)	Includes assets under management related to option strategies.

The following table summarizes our assets under management by asset class:

	As of June 30,		Change		% of Total
	2015	2014	2015 vs. 2014%		2015	2014
($ in millions)
Asset Class
Equity	$31,908.8	$35,842.5	$(3,933.7)	(11.0)%	61.0%	58.3%
Fixed income	16,010.8	16,750.2	(739.4)	(4.4)%	30.6%	27.3%
Alternatives (1)	4,031.2	6,744.8	(2,713.6)	(40.2)%	7.5%	11.0%
Other (2)	450.2	2,056.8	(1,606.6)	(78.1)%	0.9%	3.4%

Total	$52,401.0	$61,394.3	$(8,993.3)	(14.6)%	100.0%	100.0%

(1)	Consists of long/short equity, real estate, master-limited partnerships and other.
(2)	Consists of option strategies and cash management. Option strategies were $450.2 million and $607.9 million at June 30, 2015 and June 30, 2014, respectively. Cash management was $0.0 million and $1,448.9 million at June 30, 2015 and June 30, 2014, respectively.

Average Assets Under Management and Average Basis Points

The following table summarizes the average assets under management and the average management fees earned in basis points:

	Three Months Ended June 30,
	Average Fees Earned (expressed in basis points)		Average Assets Under Management ($ in millions)
	2015	2014	2015	2014
Products
Open-End Funds (1)	49.2	51.6	$34,852.2	$39,654.8
Closed-End Funds	66.9	63.6	7,256.5	6,805.1
Exchange Traded Funds	8.9	—	103.9	—
Money Market Funds	—	0.1	—	1,317.1
Separately Managed Accounts (2)	53.5	52.4	7,125.3	6,700.0
Institutional Accounts (2)	34.9	35.7	5,054.8	4,538.4

All Products	50.7	50.7	$54,392.7	$59,015.4

	Six Months Ended June 30,
	Average Fees Earned (expressed in basis points)		Average Assets Under Management ($ in millions)
	2015	2014	2015	2014
Products
Open-End Funds (1)	49.6	51.9	$35,757.9	$38,645.7
Closed-End Funds	66.8	63.7	7,346.2	6,664.2
Exchange Traded Funds	8.9	—	51.9	—
Money Market Funds	—	—	—	1,377.0
Separately Managed Accounts (2)	53.8	52.3	6,985.8	6,841.4
Institutional Accounts (2)	35.6	35.9	4,920.8	4,566.1

All Products	51.1	50.8	$55,062.6	$58,094.4

(1)	Includes assets under management of open-end and variable insurance funds.
(2)	Includes assets under management related to option strategies.

Average fees earned represent investment management fees paid net of fees to third party service providers for investment management related services and less the impact of consolidated sponsored investment products divided by average net assets. For the three and six months ended June 30, 2015, average fees earned excluded $1.2 million of subadvisory fees paid to an unaffiliated former subadvisor during the termination period. Mutual funds and exchange traded fund fees are calculated based on average daily or weekly net assets. Separately managed account fees are calculated based on the end of the preceding or current quarter’s asset values or on an average of month-end balances. Institutional account fees are calculated based on an average of month-end balances or current quarter’s asset values. Average fees earned will vary based on several factors, including the asset mix and reimbursements to funds.

The average fee rate earned for the three and six months ended June 30, 2015 remained flat and increased 0.3 basis points, respectively, compared to the same periods in the prior year primarily due to an increase in the closed-end fund fee rate due to a fund launch during the second quarter of 2014 partially offset by a decrease in the open-end mutual fund fee rate primarily resulting from the outflows in our high fee earning funds. The average fee rate earned on separately managed accounts increased in the three and six months ended June 30, 2015 as compared to the same periods in 2014 primarily due to net flows into high net worth accounts.

Results of Operations

Summary Financial Data

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	2015 vs. 2014%		2015	2014	2015 vs. 2014%
($ in thousands)
Results of Operations
Investment management fees	$68,867	$74,537	$(5,670)	(7.6)%	$139,363	$146,329	$(6,966)	(4.8)%
Other revenue	30,789	38,212	(7,423)	(19.4)%	64,124	74,291	(10,167)	(13.7)%

Total revenues	99,656	112,749	(13,093)	(11.6)%	203,487	220,620	(17,133)	(7.8)%

Total operating expenses	83,448	90,247	(6,799)	(7.5)%	162,737	165,492	(2,755)	(1.7)%

Operating income	16,208	22,502	(6,294)	(28.0)%	40,750	55,128	(14,378)	(26.1)%
Other (expense) income, net	(2,652)	7,538	(10,190)	(135.2)%	918	9,571	(8,653)	(90.4)%
Interest income, net	3,279	1,858	1,421	76.5%	5,760	2,976	2,784	93.5%

Income before income taxes	16,835	31,898	(15,063)	(47.2)%	47,428	67,675	(20,247)	(29.9)%
Income tax expense	7,823	12,106	(4,283)	(35.4)%	18,691	26,116	(7,425)	(28.4)%

Net income	9,012	19,792	(10,780)	(54.5)%	28,737	41,559	(12,822)	(30.9)%
Noncontrolling interests	765	(249)	1,014	407.2%	382	(78)	460	589.7%

Net income attributable to common stockholders	$9,777	$19,543	$(9,766)	(50.0)%	$29,119	$41,481	$(12,362)	(29.8)%

Revenues

Revenues by source are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	2015 vs. 2014%		2015	2014	2015 vs. 2014%
($ in thousands)
Investment management fees
Funds	$54,913	$61,755	$(6,842)	(11.1)%	$111,982	$120,450	$(8,468)	(7.0)%
Separately managed accounts	9,555	8,746	809	9.2%	18,698	17,741	957	5.4%
Institutional accounts	4,399	4,036	363	9.0%	8,683	8,138	545	6.7%

Total investment management fees	68,867	74,537	(5,670)	(7.6)%	139,363	146,329	(6,966)	(4.8)%
Distribution and service fees	17,635	23,940	(6,305)	(26.3)%	37,233	46,378	(9,145)	(19.7)%
Administration and transfer agent fees	12,577	13,942	(1,365)	(9.8)%	25,619	27,015	(1,396)	(5.2)%
Other income and fees	577	330	247	74.8%	1,272	898	374	41.6%

Total revenues	$99,656	$112,749	$(13,093)	(11.6)%	$203,487	$220,620	$(17,133)	(7.8)%

Investment Management Fees

Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payments. Investment management fees decreased by $5.7 million, or 7.6%, for the three months ended June 30, 2015 compared to the same period in the prior year due to a $4.6 billion, or 7.8% decrease in average assets under management. The decrease in average assets under management for the three months ended June 30, 2015 compared to the same period in the prior year was due primarily to net outflows in assets under management related to our open-end funds.

Investment management fees decreased by $7.0 million, or 4.8%, for the six months ended June 30, 2015 compared to the same period in the prior year due to a $3.0 billion, or 5.2% decrease in average assets under management. The decrease in average assets under management for the six months ended June 30, 2015 compared to the same period in the prior year was due primarily to net outflows in assets under management related to our open-end funds.

Distribution and Service Fees

Distribution and service fees, which are asset based fees earned from open-end mutual funds and variable insurance funds for distribution services, decreased by $6.3 million or 26.3%, and $9.1 million or 19.7%, for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year due to lower average open-end assets under management.

Administration and Transfer Agent Fees

Administration and transfer agent fees represent fees earned for fund administration and shareholder services from our open-end mutual funds, variable insurance funds and certain of our closed-end funds. Fund administration and transfer agent fees decreased by $1.4 million or 9.8%, and $1.4 million or 5.2%, for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year due to lower average assets under management for which the Company provides fund administration and shareholder services.

Other Income and Fees

Other income and fees primarily represent contingent sales charges earned from investor redemptions of certain shares sold without a front-end sales charge and fees earned for the distribution of unaffiliated products. Other income and fees increased $0.2 million and $0.4 million, or 74.8% and 41.6% respectively, for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year, primarily due to an increase in contingent sales charges earned from redemptions.

Operating Expenses

Operating expenses by category were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	2015 vs. 2014%		2015	2014	2015 vs. 2014%
($ in thousands)
Operating expenses
Employment expenses	$33,593	$35,481	$(1,888)	(5.3)%	$69,215	$70,510	$(1,295)	(1.8)%
Distribution and other asset-based expenses	23,676	39,222	(15,546)	(39.6)%	48,183	66,959	(18,776)	(28.0)%
Other operating expenses	24,469	13,927	10,542	75.7%	42,013	24,792	17,221	69.5%
Depreciation and amortization expense	1,710	1,617	93	5.8%	3,326	3,231	95	2.9%

Total operating expenses	$83,448	$90,247	$(6,799)	(7.5)%	$162,737	$165,492	$(2,755)	(1.7)%

Employment Expenses

Employment expenses primarily consist of fixed and variable compensation and related employee benefit costs. Employment expenses for the three and six months ended June 30, 2015 were $33.6 million and $69.2 million, respectively, which represented a decrease of $1.9 million or 5.3%, and $1.3 million or 1.8%, respectively, compared to the same periods in the prior year. The decrease was primarily due a reduction in profit and sales based variable compensation resulting from lower profits offset by an increase in fixed employment expenses.

Distribution and Other Asset-Based Expenses

Distribution and other asset-based expenses consists primarily of payments to third-party distribution partners for providing services to investors in our sponsored funds and payments to third party service providers for investment management related services. These payments are primarily based on percentages of assets under management or percentages of revenues. These expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized on a straight line basis over the periods in which commissions are generally recovered from distribution fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares. Distribution and other asset-based expenses decreased by $15.5 million, or 39.6%, in the three months ended June 30, 2015, and $18.8 million, or 28.0%, in the six months ended June 30, 2015 compared to the same periods in the prior year primarily due to (1) lower average open-end assets under management and (2) closed-end fund structuring costs of $9.6 million incurred in connection with the launch of a new closed-end fund during the second quarter of 2014. No such costs were incurred in 2015. The reduction in expense was partially offset by an increase in payments to third party service providers for investment management related services.

Other Operating Expenses

Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and distribution related costs, rent and occupancy expenses and other miscellaneous costs. Other operating expenses for the three months ended June 30, 2015 increased $10.5 million, or 75.7%, to $24.5 million as compared to $13.9 million for the same period in the prior year primarily due to an $11.3 million increase in our previously disclosed loss contingency related to a regulatory matter. Other operating expenses of consolidated sponsored investment products for the three months ended June 30, 2015 increased by $0.2 million over the prior year, reflecting the consolidation of one additional fund.

Other operating expenses for the six months ended June 30, 2015 increased $17.2 million, or 69.5%, to $42.0 million as compared to $24.8 million for the same period in the prior year primarily due to the impact of a $16.5 million loss contingency related to a previously disclosed regulatory matter. Other operating expenses of consolidated sponsored investment products increased by $0.6 million over the prior year, reflecting the consolidation of one additional fund.

Depreciation and Amortization Expense

Depreciation and amortization expense consists primarily of the straight-line depreciation of furniture, equipment, and leasehold improvements over their estimated useful lives and the straight-line amortization of acquired investment advisory contracts, recorded as definite-lived intangible assets, over their estimated useful lives. Depreciation and amortization expense increased by $0.1 million for both the three and six months ended June 30, 2015 compared to the same periods in the prior year due to lower amortization of intangible assets offset by higher depreciation on fixed assets.

Other (Expense) Income, net

Other (expense) income, net consists primarily of realized and unrealized gains and losses recorded on investments, investments of consolidated sponsored investment products as well as other income including earnings from equity method investments. Other (expense) income, net decreased during the three and six months ended June 30, 2015 by $10.2 million and $8.7 million or 135.2% and 90.4%, respectively, compared to the same periods in the prior year. Excluding investments of consolidated sponsored investment products, other (expense) income, net decreased during the three and six months ended June 30, 2015 by $0.5 million and $1.5 million, respectively, compared to the same periods in the prior year, primarily due to a decrease in realized and unrealized gains on investments partially offset by an increase in earnings on equity method investments. Realized and unrealized gains on investments of consolidated sponsored investment products were $(3.2) million and $(0.7) million during the three and six months ended June 30, 2015 respectively, compared to $6.4 million and $6.5 million during the same periods in the prior year.

Interest Income, net

Interest income, net consists of interest and dividend income earned on cash equivalents, investments and the investments of our consolidated sponsored investment products. Interest income, net increased $1.4 million and $2.8 million, or 76.5% and 93.5%, for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year. The increase in interest income, net was primarily due to higher interest and dividend income earned on the investments of our consolidated sponsored investment products. Investments of consolidated sponsored investment products grew $63.7 million, or 30.7%, to $271.0 million at June 30, 2015, from $207.3 million at June 30, 2014.

Income Tax Expense

The provision for income taxes reflects U.S. federal, state and local taxes at an estimated effective tax rate of 39.4% and 38.6%, for the six months ended June 30, 2015 and 2014, respectively. The increase in the estimated effective tax rate was primarily due to valuation allowances related to market adjustments on our marketable securities.

Liquidity and Capital Resources

Certain Financial Data

The following table summarizes certain key financial data relating to our liquidity and capital resources:

	June 30, 2015	December 31, 2014	Change
			2015 vs. 2014%
($ in thousands)
Balance Sheet Data
Cash and cash equivalents	$194,334	$202,847	$(8,513)	(4.2)%
Investments	59,301	63,448	(4,147)	(6.5)%
Deferred taxes, net	59,783	60,162	(379)	(0.6)%
Dividends payable	4,251	4,270	(19)	(0.4)%
Total equity	558,973	563,352	(4,379)	(0.8)%
Net assets of consolidated sponsored investment products (1)	217,205	216,672	533	0.2%

(1)	Net assets of consolidated sponsored investment products were comprised of $292.2 million and $252.3 million of total assets, $19.5 million and $12.6 million of total liabilities and $55.6 million and $23.1 million of redeemable noncontrolling interest at June 30, 2015 and December 31, 2014, respectively.

	Six Months Ended March, 31		Change
	2015	2014	2015 vs. 2014%
(in thousands)
Cash Flow Data:
Provided by (Used In):
Operating Activities	$1,554	$(91,083)	$92,637	(101.7)%
Investing Activities	(4,601)	(2,029)	(2,572)	126.8%
Financing Activities	(4,551)	(7,705)	3,154	(40.9)%

Overview

We maintained significant liquidity and capital during the six months ended June 30, 2015. At June 30, 2015, we had $194.3 million of cash and cash equivalents and $44.2 million of investments in marketable securities compared to $202.8 million of cash and cash equivalents and $50.3 million of investments in marketable securities at December 31, 2014. We have additional liquidity available through a credit facility (“ the Credit Facility”) that provides borrowing capacity of up to $75.0 million and can be increased to $125.0 million upon satisfaction of certain approval requirements by the lending group. At June 30, 2015, we had no outstanding borrowings under the Credit Facility.

Short-Term Capital Requirements

Our short-term capital requirements, which we consider to be those capital requirements due within one year, include payment of annual incentive compensation, income tax payments and other operating expenses, primarily consisting of investment research and technology costs, professional fees, distribution and occupancy costs. Incentive compensation, which is one of the largest annual operating cash expenditures, is paid in the first quarter of the year. In the first quarter of 2015 and 2014, we paid approximately $45.9 million and $45.0 million, respectively, in incentive compensation earned during the years ended December 31, 2014 and 2013, respectively. Short-term capital requirements may also be affected by employee tax withholding payments related to the net share settlement of equity awards. The Company paid $4.8 million and $9.3 million in minimum employee tax withholding obligations related to net share settlements in the first six months of 2015 and 2014, respectively. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that otherwise would have been issued as a result of the vesting or exercise. The amount of employee tax withholdings we pay in future periods will vary based on our stock price, the number of equity awards net settled during the period and whether we and our employees elect to satisfy withholding taxes through net share settlement. Our liquidity could also by impacted by certain contingencies, including any legal or regulatory settlements, described more fully in Note 12, Commitments and Contingencies of our Form 10-Q for the quarter ended June 30, 2015.

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

In February and May 2015, we paid cash dividends on our common stock in the amount of $0.45 per share, totaling $8.2 million. On May 28, 2015, our Board of Directors declared a quarterly cash dividend of $0.45 per common share to be paid on August 14, 2015 to shareholders of record at the close of business on July 31, 2015. In addition, during the first six months of 2015, we paid approximately $28.0 million to repurchase a total of 212,588 common shares under the board authorized share repurchase program. During the first six months of 2014, we paid approximately $12.5 million to repurchase a total of 66,913 common shares.

Capital and Reserve Requirements

VP Distributors, LLC (“VPD”), a wholly-owned subsidiary of the Company, is a broker-dealer registered with the SEC and is therefore subject to certain rules regarding minimum net capital, as defined by those rules. VPD is required to maintain a ratio of “aggregate indebtedness” to “net capital,” as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us including additional reporting requirements, a lower required ratio of aggregate indebtedness to net capital or interruption of our business. At both June 30, 2015 and December 31, 2014, the ratio of aggregate indebtedness to net capital of our broker-dealer was below the maximum allowed, and its net capital was significantly greater than the required minimum.

Balance Sheet

Cash and cash equivalents consist of cash and money market fund investments. Cash and cash equivalents typically increase in the second, third and fourth quarters of the year as we record, but do not pay, variable incentive compensation. Investments consist primarily of investments in our affiliated mutual funds. Consolidated sponsored investment products primarily represent investment products we sponsor and where we own a majority of the voting interest in the entity or we are the primary beneficiary of an investment product that is a variable interest entity. At both June 30, 2015 and December 31, 2014, we had no debt outstanding. On July 20, 2015, we used $50.0 million of cash and cash equivalents to seed the introduction of the Virtus Multi-Strategy Target Return Fund. This investment will be included as part of the net assets of our consolidated sponsored investments products until we no longer have a majority of the voting interest in the fund.

Operating Cash Flow

Net cash provided by operating activities of $1.6 million for the six months ended June 30, 2015 increased by $92.6 million from net cash used in operating activities of $91.1 million in the same period in the prior year. The increase was due primarily to decreased purchases of investments by consolidated sponsored investment products and increased accounts receivable, net and other assets. The increase was partially offset by lower sales of trading securities and lower net income.

Investing Cash Flow

Net cash used in investing activities consists primarily of capital expenditures for our business operations. Net cash used in investing activities of $4.6 million for the six months ended June 30, 2015 increased by $2.6 million from net cash used in investing activities of $2.0 million in the same period for the prior year due to increased capital expenditures of $1.5 million and an increase of $1.6 million in the amount paid for asset acquisitions of equity method and other investments partially offset by the decrease in cash and cash equivalents as a result of the deconsolidation of certain consolidated sponsored investment products of $0.4 million.

Financing Cash Flow

Cash flows used in financing activities consist primarily of return of capital through repurchases and dividends, withholding obligations for the net share settlement of employee share transactions and contributions to noncontrolling interests related to our consolidated sponsored investment products. Net cash used in financing activities decreased $3.2 million to $4.6 million for the six months ended June 30, 2015 as compared to $7.7 million for the six months ended June 30, 2014. The primary reason for the decrease was due to decreased payments made to settle minimum tax withholding obligations for the net share settlement of RSUs of $4.4 million as well as increased third-party contributions of $21.1 million to the noncontrolling interests related to our consolidated sponsored investment products. This decrease was partially offset by increased repurchases of our common stock of $15.5 million and increased dividends paid of $8.2 million during the first six months of 2015 compared to the first six months of 2014.

Debt

Our Credit Facility, as amended and restated, has a five-year term and provides borrowing capacity of up to $75.0 million with a $7.5 million sub-limit for the issuance of standby letters of credit. In addition, the Credit Facility provides for a $50.0 million increase provision conditioned on approval by the lending group. The Credit Facility is secured by substantially all of our assets. At June 30, 2015 and December 31, 2014, no amount was outstanding under the Credit Facility. As of June 30, 2015, we had the capacity to draw on the entire $75.0 million available under the Credit Facility. The Credit Facility contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. We were in compliance with all debt covenants as of June 30, 2015.

Contractual Obligations

Our contractual obligations are summarized in our 2014 Annual Report on Form 10-K. As of June 30, 2015, there have been no material changes outside of the ordinary course in our contractual obligations since December 31, 2014.

Critical Accounting Policies and Estimates

Our financial statements and the accompanying notes are prepared in accordance with Generally Accepted Accounting Principles, which require the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our 2014 Annual Report on Form 10-K. There were no changes in our critical accounting policies in the six months ended June 30, 2015.

Recently Issued Accounting Pronouncements

For a discussion of accounting standards, see Note 14 to our condensed consolidated financial statements.

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

We are also subject to market risk due to a decline in the market value of our investments, consisting primarily of marketable securities. At June 30, 2015, the fair value of marketable securities was $261.2 million. Assuming a 10.0% increase or decrease in the fair value of marketable securities at June 30, 2015, our net income attributable to common stockholders would change by approximately $15.6 million, and our total comprehensive income would change by approximately $15.8 million, in each case for the six months ended June 30, 2015.

Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. At June 30, 2015, we were exposed to interest rate risk as a result of holding investments in fixed-income sponsored funds of $97.4 million. Assuming a 1.0% increase or decrease in interest rates, the fair value of our fixed income investments could change by an estimated $3.6 million for the six months ended June 30, 2015.

At June 30, 2015, we had no amounts outstanding under our Credit Facility. Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at our option, either LIBOR for interest periods of one, two, three or six months or an alternate base rate (as defined in the Credit Facility agreement), plus, in each case, an applicable margin, that ranges from 0.75% to 2.50%.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the

end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q.

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

Regulatory Matter

As previously disclosed, in December 2014 the SEC announced a settlement with F-Squared Investments (“F-Squared”), an unaffiliated former subadviser, which settled charges that F-Squared had violated the federal securities laws as described in Investment Advisers Act Release No. 3988. The settlement related to F-Squared’s inaccurate performance information for the period of April 2001 through September 2008, including indices that certain Virtus mutual funds tracked beginning in September 2009 and January 2011. As part of the SEC’s non-public, confidential investigation of this matter, the SEC staff informed the Company that it was inquiring into whether the Company had violated securities laws or regulations with respect to F-Squared’s historical performance information. Although the Company has not received a Wells Notice in connection with the investigation, the Company is in active discussions with the SEC staff with the objective of promptly resolving this matter.

Based upon these circumstances, the Company has recorded a loss contingency pursuant to ASC 450 – Contingencies. As of June 30, 2015 the Company has recorded a total pre-tax loss contingency of $16.5 million and a related potential income tax benefit of $5.5 million for a net impact of $11.0 million related to this matter, which includes an increase to the pre-tax loss contingency of $11.3 million recorded in the second quarter of 2015, from $5.2 million that was previously recorded at March 31, 2015. The Company believes that the amount recorded reflects the most likely loss associated with this matter; as noted above, however, the discussions are ongoing, and the Company cannot provide any assurance that a resolution will be reached or that any associated loss will not exceed the aggregate loss contingency recorded.

Tom Cummins v. Virtus Investment Partners Inc. et al

On February 20, 2015, a putative class action complaint alleging violation of the federal securities laws was filed by an individual shareholder against the Company and certain of the Company’s current officers (the “defendants”) in the United States District Court for the Southern District of New York. The complaint was purportedly filed on behalf of all purchasers of the Company’s common stock between May 28, 2013 and December 22, 2014, inclusive (the “Class Period”). The complaint alleges that, during the Class Period, the defendants disseminated materially false and misleading statements and concealed material adverse facts relating to certain funds subadvised by F-Squared. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities

Exchange Act of 1934, as amended, and Rule 10b-5. The plaintiff seeks to recover unspecified damages on behalf of the class members. On April 21, 2015, three plaintiffs, including the original plaintiff, filed motions to be appointed lead plaintiff. One of the motions has been withdrawn and on May 7, 2015, the other applicant filed a statement of non-opposition to the motion of Arkansas Teachers Retirement System to be appointed lead plaintiff. On June 9, 2015, the court entered an order appointing Arkansas Teachers Retirement System lead plaintiff. The Company believes that the suit is without merit and intends to defend it vigorously. The Company believes that there is not a material loss that is probable and reasonably estimable related to this claim.

Mark Youngers v. Virtus Investment Partners, Inc. et al

On May 8, 2015, a putative class action complaint alleging violations of certain provisions of the federal securities laws was filed in the United States District Court for the Central District of California by an individual who alleges he is a former shareholder of one of the Virtus mutual funds formerly subadvised by F-Squared and formerly known as the AlphaSector Funds. The complaint purports to allege claims against the Company, certain of the Company’s officers and affiliates, and certain other parties (the “defendants”). The complaint was purportedly filed on behalf of purchasers of the AlphaSector Funds between May 8, 2010 and December 22, 2014, inclusive (the “Class Period”). The complaint alleges that during the Class Period the defendants disseminated materially false and misleading statements and concealed or omitted material facts necessary to make the statements made not misleading. On June 7, 2015, a group of three individuals, including the original plaintiff, filed a motion to be appointed lead plaintiff. No other motions to be appointed lead plaintiff were filed. On July 27, 2015, the court granted the motion, appointing movants as lead plaintiff. Also, on July 27, 2015, the court issued an order to show cause requiring lead plaintiff to explain no later than July 31, 2015, why his claims should not be transferred and consolidated with the Cummins action discussed above. The Company believes the plaintiff’s claims asserted in the complaint are frivolous and intends to defend it vigorously. The Company believes that there is not a material loss that is probable and reasonably estimable related to this claim.

Item 1A.	Risk Factors

There have been no material changes to our risk factors previously reported in our 2014 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the first six months of 2015, we repurchased a total of 212,588 shares of our common stock pursuant to the Board of Director’s fourth quarter 2010 authorization. On December 10, 2014, our Board of Directors authorized an additional 500,000 shares of our common stock to be repurchased under the share repurchase program. As of June 30, 2015, 1.2 million shares of our common stock have been authorized to be repurchased under the program, and 411,971 shares remain available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases and/or privately negotiated transactions, depending on price and prevailing market and business conditions. The program is intended to generally offset dilution caused by shares issued under equity-based plans. The program, which has no specified term, may be suspended or terminated at any time.

The following table sets forth information regarding our share repurchases in each month during the quarter ended June 30, 2014:

Month	Total number of shares repurchased	Average price paid per share (1)	Total number of shares repurchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be repurchased under the plans or programs (2)
April 1—30, 2015	—	$—	—	520,741
May 1—31, 2015	41,514	$119.97	41,514	479,227
June 1—30, 2015	67,256	$134.04	67,256	411,971

Total	108,770		108,770

(1)	Average price paid per share is calculated on a settlement basis and excludes commissions.
(2)	The share repurchases above were completed pursuant to a program announced in the fourth quarter of 2010 and most recently expanded in December 2014.

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

For the six months ended June 30, 2015, we paid $4.8 million in minimum employee tax withholding obligations related to employee share transactions.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following information formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended June 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended June 30, 2015 and 2014, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended June 30, 2015 and 2014 and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 31, 2015

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)