Form 10-Q
period 2015-09-30
VIRTUS INVESTMENT PARTNERS, INC.
filed 2015-10-30
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of the registrant’s common stock was 8,667,666 as of October 22, 2015.

VIRTUS INVESTMENT PARTNERS, INC.

“We,” “us,” “our,” the “Company” and “Virtus” as used in this Quarterly Report on Form 10-Q, refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Virtus Investment Partners, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2015	December 31, 2014
($ in thousands, except share data)
Assets:
Cash and cash equivalents	$126,470	$202,847
Investments	55,225	63,448
Accounts receivable, net	40,107	49,721
Assets of consolidated sponsored investment products
Cash of consolidated sponsored investment products	2,257	457
Cash pledged or on deposit of consolidated sponsored investment products	14,475	8,230
Investments of consolidated sponsored investment products	311,429	236,652
Other assets of consolidated sponsored investment products	10,494	6,960
Assets of consolidated investment product
Cash equivalents of consolidated investment product	120	—
Investments and other assets of consolidated investment product	131,882	—
Furniture, equipment, and leasehold improvements, net	9,042	7,193
Intangible assets, net	41,672	41,783
Goodwill	6,649	5,260
Deferred taxes, net	59,700	60,162
Other assets	17,241	16,060
Total assets	$826,763	$698,773
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$38,206	$54,815
Accounts payable and accrued liabilities	39,739	31,627
Dividends payable	4,258	4,270
Other liabilities	12,805	9,082
Liabilities of consolidated sponsored investment products	29,849	12,556
Liabilities of consolidated investment product
Debt of consolidated investment product	9,140	—
Securities purchased payable of consolidated investment product	103,541	—
Total liabilities	237,538	112,350
Commitments and Contingencies (Note 12)
Redeemable noncontrolling interests	49,895	23,071
Equity:
Equity attributable to stockholders:
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 9,611,575 shares issued and 8,667,666 shares outstanding at September 30, 2015 and 9,551,274 shares issued and 8,975,833 shares outstanding at December 31, 2014	96	96
Additional paid-in capital	1,142,182	1,148,908
Accumulated deficit	(479,051)	(507,521)
Accumulated other comprehensive loss	(902)	(242)
Treasury stock, at cost, 943,909 and 575,441 shares at September 30, 2015 and December 31, 2014, respectively	(122,699)	(77,699)
Total equity attributable to stockholders	539,626	563,542
Noncontrolling interests	(296)	(190)
Total equity	539,330	563,352
Total liabilities and equity	$826,763	$698,773
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
($ in thousands, except per share data)
Revenues
Investment management fees	$64,891	$78,960	$204,254	$225,289
Distribution and service fees	15,587	23,671	52,820	70,049
Administration and transfer agent fees	11,614	14,804	37,233	41,819
Other income and fees	283	406	1,555	1,304
Total revenues	92,375	117,841	295,862	338,461
Operating Expenses
Employment expenses	33,504	35,246	102,719	105,756
Distribution and other asset-based expenses	21,717	29,180	69,900	96,139
Other operating expenses	11,165	11,288	51,403	34,952
Other operating expenses of consolidated sponsored investment products	1,120	1,246	2,895	2,374
Restructuring and severance	—	294	—	294
Depreciation and other amortization	910	713	2,562	2,040
Amortization expense	837	947	2,511	2,851
Total operating expenses	69,253	78,914	231,990	244,406
Operating Income	23,122	38,927	63,872	94,055
Other Income (Expense)
Realized and unrealized (loss) gain on investments, net	(2,082)	(1,039)	(1,194)	1,712
Realized and unrealized (loss) gain on investments of consolidated sponsored investment products, net	(17,619)	(5,330)	(18,271)	1,150
Realized and unrealized loss on investments of consolidated investment product, net	(764)	—	(764)	—
Other income of consolidated investment product, net	43	—	43	—
Other income, net	141	233	823	573
Total other (expense) income, net	(20,281)	(6,136)	(19,363)	3,435
Interest Income (Expense)
Interest expense	(138)	(149)	(382)	(412)
Interest and dividend income	324	326	906	1,053
Interest and dividend income of investments of consolidated sponsored investment products	2,898	2,222	8,320	4,734
Interest income of investments of consolidated investment product	41	—	41	—
Total interest income, net	3,125	2,399	8,885	5,375
Income Before Income Taxes	5,966	35,190	53,394	102,865
Income tax expense (benefit)	9,669	(1,805)	28,360	24,311
Net (Loss) Income	(3,703)	36,995	25,034	78,554
Noncontrolling interests	3,054	345	3,436	267
Net (Loss) Income Attributable to Common Stockholders	$(649)	$37,340	$28,470	$78,821
(Loss) Earnings per Share—Basic	$(0.07)	$4.10	$3.21	$8.65
(Loss) Earnings per Share—Diluted	$(0.07)	$4.02	$3.15	$8.46
Cash Dividends Declared per Share	$0.45	$0.45	$1.35	$0.90
Weighted Average Shares Outstanding—Basic (in thousands)	8,775	9,096	8,876	9,115
Weighted Average Shares Outstanding—Diluted (in thousands)	8,775	9,279	9,039	9,322
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
($ in thousands)
Net (Loss) Income	$(3,703)	$36,995	$25,034	$78,554
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of ($28) and $56 for the three months ended September 30, 2015 and 2014, respectively and $167 and $49 for the nine months ended September 30, 2015 and 2014, respectively	49	(93)	(271)	(80)
Unrealized (loss) gain on available-for-sale securities, net of tax of ($35) and $60 for the three months ended September 30, 2015 and 2014, respectively and $26 and $(55) for the nine months ended September 30, 2015 and 2014, respectively	(290)	(95)	(389)	90
Other comprehensive (loss) income	(241)	(188)	(660)	10
Comprehensive (loss) income	(3,944)	36,807	24,374	78,564
Comprehensive loss attributable to noncontrolling interests	3,054	345	3,436	267
Comprehensive (Loss) Income Attributable to Common Stockholders	$(890)	$37,152	$27,810	$78,831
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
($ in thousands)
Cash Flows from Operating Activities:
Net income	$25,034	$78,554
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense, intangible asset and other amortization	5,241	5,055
Stock-based compensation	9,166	7,021
Excess tax benefits from stock-based compensation	(1,515)	(25,089)
Amortization of deferred commissions	6,903	14,032
Payments of deferred commissions	(2,585)	(11,761)
Equity in earnings of equity method investments, net	(804)	(295)
Realized and unrealized losses (gains) on trading securities, net	1,490	(1,712)
Realized and unrealized losses (gains) on investments of consolidated sponsored investment products, net	21,611	(1,247)
Realized and unrealized losses on investments of consolidated investment product, net	764	—
Sales of trading securities, net	9,945	24,996
Purchases of investments by consolidated sponsored investment products, net	(96,222)	(184,584)
Sales of securities sold short by consolidated sponsored investment products, net	3,534	10,461
Purchases of investments by consolidated investment product, net	(29,085)	—
Deferred taxes, net	655	4,826
Changes in operating assets and liabilities:
Cash pledged or on deposit of consolidated sponsored investment products	(6,912)	(12,492)
Accounts receivable, net and other assets	4,101	(17,776)
Other assets of consolidated sponsored investment products	(1,649)	(1,502)
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	(8,102)	8,424
Liabilities of consolidated sponsored investment products	1,499	801
Liabilities and other assets of consolidated investment product, net	(20)	—
Net cash used in operating activities	(56,951)	(102,288)
Cash Flows from Investing Activities:
Capital expenditures	(3,723)	(1,814)
Change in cash and cash equivalents of consolidated sponsored investment products due to deconsolidation	—	(366)
Asset acquisitions and purchases of other investments	(1,617)	(5,000)
Cash acquired in business combination	89	—
Purchases of available-for-sale securities	(168)	(260)
Net cash used in investing activities	(5,419)	(7,440)
Cash Flows from Financing Activities:
Borrowings of proceeds from short sales by consolidated sponsored investment products	831	1,200
Payments on borrowings by consolidated sponsored investment products	(164)	—
Borrowings of debt of consolidated investment product	9,140	—
Dividends paid	(12,146)	(4,104)
Repurchases of common shares	(45,000)	(26,257)
Proceeds from exercise of stock options	70	660
Taxes paid related to net share settlement of restricted stock units	(5,080)	(9,512)
Excess tax benefits from stock-based compensation	1,515	25,089
Contributions of noncontrolling interests, net	38,747	24,871
Net cash (used in) provided by financing activities	(12,087)	11,947
Net decrease in cash and cash equivalents	(74,457)	(97,781)
Cash and cash equivalents, beginning of period	203,304	271,545
Cash and Cash Equivalents, End of Period	$128,847	$173,764
Non-Cash Investing Activities:
Change in accrual for capital expenditures	$(313)	$97
Investment in acquired business	$4,800	$—
Non-Cash Financing Activities:
Decrease to noncontrolling interest due to consolidation (deconsolidation) of consolidated sponsored investment products, net	$(8,640)	$(44,613)
Dividends payable	$4,258	$4,229
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Stockholders	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
($ in thousands except per share data)	Shares	Par Value				Shares	Amount
Balances at December 31, 2013	9,105,521	$95	$1,135,644	$(605,221)	$(150)	350,000	$(37,438)	$492,930	$(62)	$492,868	$42,186
Net income (loss)	—	—	—	78,821	—	—	—	78,821	(84)	78,737	(183)
Net unrealized gain on securities available-for-sale	—	—	—	—	90	—	—	90	—	90	—
Foreign currency translation adjustments	—	—	—	—	(80)	—	—	(80)	—	(80)	—
Activity of noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	(19,738)
Cash dividends declared ($0.90 per common share)	—	—	(8,333)	—	—	—	—	(8,333)		(8,333)	—
Repurchases of common shares	(136,874)	—	—	—	—	136,874	(26,257)	(26,257)	—	(26,257)	—
Issuance of common shares related to employee stock transactions	90,731	—	1,224	—	—	—	—	1,224	—	1,224	—
Taxes paid on stock-based compensation	—	—	(9,512)	—	—	—	—	(9,512)	—	(9,512)	—
Stock-based compensation	—	—	6,604	—	—	—	—	6,604	—	6,604	—
Excess tax benefits from stock-based compensation	—	—	25,089	—	—	—	—	25,089	—	25,089	—
Balances at September 30, 2014	9,059,378	$95	$1,150,716	$(526,400)	$(140)	486,874	$(63,695)	$560,576	$(146)	$560,430	$22,265
Balances at December 31, 2014	8,975,833	$96	$1,148,908	$(507,521)	$(242)	575,441	$(77,699)	$563,542	$(190)	$563,352	$23,071
Net income (loss)	—	—	—	28,470	—	—	—	28,470	(106)	28,364	(3,330)
Net unrealized loss on securities available-for-sale	—	—	—	—	(389)	—	—	(389)	—	(389)	—
Foreign currency translation adjustments	—	—	—	—	(271)	—	—	(271)	—	(271)	—
Activity of noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	30,154
Cash dividends declared ($1.35 per common share)	—	—	(12,136)	—	—	—	—	(12,136)	—	(12,136)	—
Repurchases of common shares	(368,468)	—	—	—	—	368,468	(45,000)	(45,000)	—	(45,000)	—
Issuance of common shares related to employee stock transactions	60,301	—	796	—	—	—	—	796	—	796	—
Taxes paid on stock-based compensation	—	—	(5,080)	—	—	—	—	(5,080)		(5,080)	—
Stock-based compensation	—	—	8,656	—	—	—	—	8,656	—	8,656	—
Excess tax benefits from stock-based compensation	—	—	1,038	—	—	—	—	1,038	—	1,038	—
Balances at September 30, 2015	8,667,666	$96	$1,142,182	$(479,051)	$(902)	943,909	$(122,699)	$539,626	$(296)	$539,330	$49,895
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. We have reclassified certain amounts in prior-period financial statements to conform to the current period's presentation.
The condensed consolidated financial statements include the accounts of the Company, its subsidiaries and sponsored investment products in which it has a controlling financial interest, referred to as consolidated sponsored investment products or consolidated investment product. The Company is generally considered to have a controlling financial interest when it owns a majority of the voting interest in an entity or otherwise has the power to govern the financial and operating policies of the subsidiary. See Notes 13, 14 and 15 for additional information related to the consolidation of sponsored investment products and the investment product. Intercompany accounts and transactions have been eliminated.
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
New Accounting Standards
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU2015-3"), which changes the presentation of debt issuance costs in the balance sheet. The new guidance requires that debt issuance costs be presented as a deduction from the carrying amount of the related debt rather than being presented as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15 to amend ASU 2015-03 to address line-of-credit agreements. ASU 2015-15 allows entities to present debt issuance costs related to line-of-credit agreements as an asset and amortize deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015 and requires retrospective application for each prior period presented. Early adoption is permitted for financial statements that have not been previously issued. This standard is not expected to have a material impact on the Company's financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015 and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its financial statements, as well as the available transition methods.
In August 2014, the FASB issued ASU No. 2014-13, Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity (“CFE”) (“ASU 2014-13”). This new guidance requires reporting entities to use the more observable of the fair value of the financial assets or the financial liabilities to measure the financial assets and the financial liabilities of a CFE when a CFE is initially consolidated. It permits entities to make an accounting policy election to apply this same measurement approach after initial consolidation or to apply other GAAP to account for the consolidated CFE’s financial assets and financial liabilities. It also prohibits all entities from electing to use the fair value option in ASC 825, Financial Instruments, to measure either the financial assets or financial liabilities of a consolidated CFE that is within the scope of this issue. This guidance is effective for fiscal years beginning after December 15, 2015 and interim periods therein. Early adoption is permitted using a modified retrospective transition approach as described in the pronouncement. The Company has not yet adopted ASU 2014-13 and is currently evaluating the impact ASU 2014-13 is expected to have on its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. Companies may use either a full retrospective or a modified retrospective approach. In July 2015, the FASB confirmed a deferral of the effective date by one year, with early adoption on the original effective date permitted. As deferred, ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company has not yet adopted ASU 2014-09 and is currently evaluating the impact ASU 2014-09 is expected to have on its consolidated financial statements.

3. Intangible Assets, Net
Intangible assets, net are summarized as follows:

	September 30, 2015	December 31, 2014
($ in thousands)
Definite-lived intangible assets:
Investment contracts	$158,747	$158,747
Accumulated amortization	(151,891)	(149,380)
Definite-lived intangible assets, net	6,856	9,367
Indefinite-lived intangible assets	34,816	32,416
Total intangible assets, net	$41,672	$41,783

Activity in intangible assets, net is as follows:

	Nine Months Ended September 30,
	2015	2014
($ in thousands)
Intangible assets, net
Balance, beginning of period	$41,783	$44,633
Additions	2,400	1,075
Amortization	(2,511)	(2,998)
Balance, end of period	$41,672	$42,710
4. Investments
Investments consist primarily of investments in our sponsored mutual funds. The Company’s investments, excluding the assets of consolidated sponsored investment products discussed in Note 13 and the assets of the consolidated investment product discussed in Note 14, at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
($ in thousands)
Marketable securities	$40,136	$50,251
Equity method investments	9,194	7,209
Nonqualified retirement plan assets	4,970	5,063
Other investments	925	925
Total investments	$55,225	$63,448
Marketable Securities
The Company’s marketable securities consist of both trading (including securities held by a broker-dealer affiliate) and available-for-sale securities. The composition of the Company’s marketable securities is summarized as follows:
September 30, 2015

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored funds	$32,079	$(1,829)	$288	$30,538
Equity securities	7,236	(648)	57	6,645
Available-for-sale:
Sponsored closed-end funds	3,297	(344)	—	2,953
Total marketable securities	$42,612	$(2,821)	$345	$40,136

December 31, 2014

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored funds	$39,079	$(1,190)	$423	$38,312
Equity securities	8,421	—	319	8,740
Available-for-sale:
Sponsored closed-end funds	3,129	(163)	233	3,199
Total marketable securities	$50,629	$(1,353)	$975	$50,251

For the three and nine months ended September 30, 2015, the Company recognized a net realized loss of $0.5 million and a net realized gain of $0.4 million, respectively, on trading securities, and for the three and nine months ended September 30, 2014, the Company recognized a net realized gain of $1.7 million and $6.2 million, respectively.
5. Fair Value Measurements
The Company’s assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of consolidated sponsored investment products and the consolidated investment product discussed in Notes 13 and 14, respectively as of September 30, 2015 and December 31, 2014 by fair value hierarchy level were as follows:
September 30, 2015

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$80,950	$—	$—	$80,950
Marketable securities trading:
Sponsored funds	30,538	—	—	30,538
Equity securities	6,645	—	—	6,645
Marketable securities available-for-sale:
Sponsored closed-end funds	2,953	—	—	2,953
Other investments:
Nonqualified retirement plan assets	4,970	—	—	4,970
Total assets measured at fair value	$126,056	$—	$—	$126,056

December 31, 2014

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$202,054	$—	$—	$202,054
Marketable securities trading:
Sponsored funds	38,312	—	—	38,312
Equity securities	8,740	—	—	8,740
Marketable securities available-for-sale:
Sponsored closed-end funds	3,199	—	—	3,199
Other investments
Nonqualified retirement plan assets	5,063	—	—	5,063
Total assets measured at fair value	$257,368	$—	$—	$257,368
The following is a discussion of the valuation methodologies used for the Company’s assets measured at fair value.
Cash equivalents represent investments in money market funds. Cash investments in actively traded money market funds are valued using published net asset values and are classified as Level 1.
Sponsored funds represent investments in open-end mutual funds, variable insurance funds and closed-end funds for which the Company acts as the investment manager. The fair value of open-end mutual funds and variable insurance funds is determined based on their published net asset values and are categorized as Level 1. The fair value of closed-end funds is determined based on the official closing price on the exchange they are traded on and are categorized as Level 1.
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
Transfers into and out of levels are reflected when significant inputs used for the fair value measurement, including market inputs or performance attributes, become observable or unobservable or when the Company determines it has the ability, or no longer has the ability, to redeem, in the near term, certain investments that the Company values using a net asset value, or if the book value no longer represents fair value. There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2015 and 2014.
6. Equity Transactions
During the nine months ended September 30, 2015 and 2014, the Company repurchased 368,468 and 136,874 common shares, respectively, at a weighted average price of $122.09 and $191.79 per share, respectively, plus transaction costs for a total cost of approximately $45.0 million and $26.3 million, respectively. The Company has repurchased a total of 943,909 shares of common stock at a weighted average price of $129.95 per share plus transaction costs for a total cost of $122.7 million under its share repurchase program. At September 30, 2015, there were 256,091 shares of common stock available to repurchase under the Company’s current share repurchase program.
The Board of Directors declared cash dividends of $0.45 per share in each of the first three quarters of 2015 and the second and third quarters of 2014. Total dividends declared were $12.1 million and $8.3 million for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015, dividends payable of $4.3 million represented the third quarter dividend to be paid on November 13, 2015 to all shareholders of record on October 30, 2015.

7. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2015 and 2014 were as follows:

	Unrealized Gains and (Losses) on Securities Available-for- Sale	Foreign Currency Translation Adjustments
($ in thousands)
Balance December 31, 2014	$(107)	$(135)
Unrealized net losses on securities available-for-sale, net of tax of $26	(389)	—
Foreign currency translation adjustments, net of tax of $167	—	(271)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Net current-period other comprehensive loss	(389)	(271)
Balance September 30, 2015	$(496)	$(406)

	Unrealized Gains and (Losses) on Securities Available-for- Sale	Foreign Currency Translation Adjustments
($ in thousands)
Balance December 31, 2013	$(231)	$81
Unrealized net gains on securities available-for-sale, net of tax of ($55)	90	—
Foreign currency translation adjustments, net of tax of $49	—	(80)
Amounts reclassified from accumulated other comprehensive income	—	—
Net current-period other comprehensive income (loss)	90	(80)
Balance September 30, 2014	$(141)	$1

8. Stock-based Compensation
The Company has an Omnibus Incentive and Equity Plan (the “Plan”) under which officers, employees and directors may be granted equity-based awards, including restricted stock units (“RSUs”), stock options and unrestricted shares of common stock. At September 30, 2015, 306,275 shares of common stock remained available for issuance of the 1,800,000 shares that were reserved for issuance under the Plan. Each RSU entitles the holder to one share of common stock when the restriction expires. RSUs generally have a term of one to three years and may be time-vested or performance-contingent. Stock options generally cliff vest after three years and have a contractual life of ten years. Stock options are granted with an exercise price equal to the fair market value of the shares at the date of grant. The fair value of each RSU is estimated using the intrinsic value method, which is based on the fair market value price on the date of grant unless it contains a performance metric that is considered a market condition. RSUs that contain a market condition are valued using a simulation valuation model. Shares that are issued upon exercise of stock options and vesting of RSUs are newly issued shares from the Plan and are not issued from treasury stock.
Restricted Stock Units
RSU activity for the nine months ended September 30, 2015 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	179,936	$143.25
Granted	116,295	$134.46
Forfeited	(493)	$175.16
Settled	(87,410)	$102.00
Outstanding at September 30, 2015	208,328	$155.57
For the nine months ended September 30, 2015 and 2014, a total of 37,488 and 50,952 RSUs, respectively, were withheld by the Company as a result of net share settlements to settle minimum employee tax withholding obligations. The Company paid $5.1 million and $9.5 million for the nine months ended September 30, 2015 and 2014, respectively, in minimum employee tax withholding obligations related to RSUs withheld. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have been otherwise issued as a result of the vesting.
During the nine months ended September 30, 2015 and 2014, the Company granted 33,632 and 30,101 RSUs, respectively, each of which contains two performance based metrics in addition to a service condition. The two performance metrics are based on the Company’s growth in operating income, as adjusted, relative to peers, over a one-year period and total shareholder return (“TSR”) relative to peers over a three-year period. For the nine months ended September 30, 2015 and 2014, total stock-based compensation expense included $1.8 million and $0.9 million for these performance contingent RSUs, respectively.
The Company recognized total stock compensation expense of $2.7 million and $2.5 million, respectively, and $9.2 million and $7.0 million, respectively, for the three and nine months ended September 30, 2015 and 2014. As of September 30, 2015, unamortized stock-based compensation expense for unvested RSUs was $19.3 million, with a weighted-average remaining amortization period of 1.9 years.
Stock Options
Stock option activity for the nine months ended September 30, 2015 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	162,824	$18.79
Granted	—	$—
Exercised	(4,675)	$15.27
Forfeited	—	$—
Outstanding at September 30, 2015	158,149	$18.89

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

The computation of basic and diluted EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
($ in thousands, except per share amounts)
Net (Loss) Income	$(3,703)	$36,995	$25,034	$78,554
Noncontrolling interests	3,054	345	3,436	267
Net (Loss) Income Attributable to Common Stockholders	$(649)	$37,340	$28,470	$78,821
Shares (in thousands):
Basic: Weighted-average number of shares outstanding	8,775	9,096	8,876	9,115
Plus: Incremental shares from assumed conversion of dilutive instruments	—	183	163	207
Diluted: Weighted-average number of shares outstanding	8,775	9,279	9,039	9,322
(Loss) Earnings per Share—Basic	$(0.07)	$4.10	$3.21	$8.65
(Loss) Earnings per Share—Diluted	$(0.07)	$4.02	$3.15	$8.46
For the three and nine months ended September 30, 2015, there were 323,570 and 2,028 instruments, respectively, excluded from the above computations of weighted-average shares for diluted EPS, because the effect would be anti-dilutive. For each of the three and nine months ended September 30, 2014, there were zero instruments excluded from the above computation of weighted-average shares for diluted EPS.
10. Business Combination
On April 10, 2015, the Company made an investment of approximately $4.8 million for a majority ownership position in Virtus ETF Solutions (“VES”), formerly known as ETF Issuer Solutions. VES is a New York City-based company that operates a platform for listing, operating, and distributing exchange-traded funds. The transaction was accounted for under Accounting Standards Codification (“ASC”) 805 “Business Combinations.” Goodwill of $1.4 million and other intangible assets of $2.4 million were recorded as a result of this transaction. The impact of this transaction was not material to the Company’s condensed consolidated financial statements.
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
The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 53.1% and 23.6% for the nine months ended September 30, 2015 and 2014, respectively. The year-over-year increase in the estimated effective tax rate was primarily due to changes in the valuation allowance related to the unrealized loss position on the Company’s marketable securities, as well as a tax benefit recognized during the period ended September 30, 2014 related to the settlement of an audit of the Company's 2011 federal corporate income tax return.

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
The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC 450, Loss Contingencies. The disclosures, accruals or estimates, if any, resulting from the foregoing analysis are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Other than as described herein, based on information currently available, available insurance coverage and established reserves, the Company believes that the outcomes of its legal and regulatory proceedings are not likely, either individually or in the aggregate, to have a material adverse effect on the Company’s results of operations, cash flows or its consolidated financial condition. However, in the event of unexpected subsequent developments and given the inherent unpredictability of these legal and regulatory matters, the Company can provide no assurance that its assessment of any claim, dispute, regulatory examination or investigation or other legal matter will reflect the ultimate outcome and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.
Regulatory Matter
As previously disclosed, in December 2014 the SEC announced a settlement with F-Squared Investments (“F-Squared”), an unaffiliated former subadviser, which settled charges that F-Squared had violated the federal securities laws as described in Investment Advisers Act Release No. 3988. The settlement related to F-Squared’s inaccurate performance information for the period of April 2001 through September 2008, including indices that certain Virtus mutual funds tracked beginning in September 2009 and January 2011. As part of the SEC’s non-public, confidential investigation of this matter, the SEC staff informed the Company that it was inquiring into whether the Company had violated securities laws or regulations with respect to F-Squared’s historical performance information. Although the Company has not received a Wells Notice in connection with the investigation, the Company has been in active discussions with the SEC staff and has reached an agreement in principle with the SEC staff to settle this matter. Under the terms of the proposed settlement, the Company would pay a total of $16.5 million, which is consistent with the loss contingency previously recorded and disclosed by the Company. This agreement in principle is subject to review and approval by the Commission.
As referenced above, pursuant to ASC 450 - Loss Contingencies, the Company had previously recorded a total pre-tax loss contingency of $16.5 million and a related potential income tax benefit of $5.5 million for a net impact of $11.0 million related to this matter; however, the Company cannot assure you that the Commission will approve the proposed settlement agreement, that any final settlement will not have different or additional material terms, that any associated loss will not exceed the aggregate loss contingency recorded or that a final resolution of this matter will be reached.
In re Virtus Investment Partners, Inc. Securities Litigation; formerly styled as Tom Cummins v. Virtus Investment Partners Inc. et al
On February 20, 2015, a putative class action complaint alleging violation of the federal securities laws was filed by an individual shareholder against the Company and certain of the Company’s current officers (the “defendants”) in the United States District Court for the Southern District of New York.   On April 21, 2015, three plaintiffs, including the original plaintiff, filed motions to be appointed lead plaintiff. On June 9, 2015, the court entered an order appointing Arkansas Teachers Retirement System lead plaintiff. On August 21, 2015, plaintiff filed a Consolidated Class Action Complaint (the “Consolidated Complaint”) amending the originally filed complaint. The Consolidated Complaint was purportedly filed on behalf of all purchasers of the Company’s common stock between January 25, 2013 and May 11, 2015 (the “Class Period”). The Consolidated Complaint alleges that during the Class Period, the defendants disseminated materially false and misleading statements and concealed material adverse facts relating to certain funds subadvised by F-Squared. The Consolidated Complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5. The plaintiff seeks to recover unspecified damages. The Company believes that the suit is without merit and intends to defend it vigorously. A motion to dismiss the Consolidated Complaint was filed on behalf of the Company and the other defendants on October 21, 2015. The Company believes that there is not a material loss that is probable and reasonably estimable related to this claim.

Mark Youngers v. Virtus Investment Partners, Inc. et al
On May 8, 2015, a putative class action complaint alleging violations of certain provisions of the federal securities laws was filed in the United States District Court for the Central District of California by an individual who alleges he is a former shareholder of one of the Virtus mutual funds formerly subadvised by F-Squared and formerly known as the AlphaSector Funds. The complaint purports to allege claims against the Company, certain of the Company’s officers and affiliates, and certain other parties (the “defendants”). The complaint was purportedly filed on behalf of purchasers of the AlphaSector Funds between May 8, 2010 and December 22, 2014, inclusive (the “Class Period”). The complaint alleges that during the Class Period the defendants disseminated materially false and misleading statements and concealed or omitted material facts necessary to make the statements made not misleading. On June 7, 2015, a group of three individuals, including the original plaintiff, filed a motion to be appointed lead plaintiff. No other motions to be appointed lead plaintiff were filed. On July 27, 2015, the court granted the motion, appointing movants as lead plaintiff. Also, on July 27, 2015, the court issued an order to show cause requiring lead plaintiff to explain no later than July 31, 2015, why his claims should not be transferred and consolidated with the In re Virtus Investment Partners, Inc. Securities Litigation action discussed above. On October 1, 2015, plaintiff filed a First Amended Class Action Complaint which, among other things, added a derivative claim for breach of fiduciary duty on behalf of Virtus Opportunities Trust. On October 19, 2015, The United States District Court for the Central District of California entered an order transferring the action to the Southern District of New York. The Company believes the plaintiff’s claims asserted in the complaint are frivolous and intends to defend it vigorously. The Company believes that there is not a material loss that is probable and reasonably estimable related to this claim.

13. Consolidated Sponsored Investment Products
In the normal course of its business, the Company sponsors various investment products. The Company consolidates an investment product when it owns a majority of the voting interest in the entity or it is the primary beneficiary of an investment product that is a VIE, as a consolidated sponsored investment product. The consolidation and deconsolidation of these investment products has no impact on net income attributable to stockholders. The Company’s risk with respect to these investments is limited to its investment in these products. The Company has no right to the benefits from, and does not bear the risks associated with these investment products, beyond the Company’s investments in, and fees generated from these products. The Company does not consider cash and investments held by consolidated sponsored investment products or any other VIE to be assets of the Company other than its direct investment in these products.
As of September 30, 2015 and December 31, 2014, the Company consolidated 14 and 12 sponsored investment products, respectively. During the nine months ended September 30, 2015, the Company consolidated three additional sponsored investment products and deconsolidated one sponsored investment product because it no longer had a majority voting interest.
The following table presents the balances of the consolidated sponsored investment products that were reflected in the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014:

	As of
	September 30, 2015	December 31, 2014
($ in thousands)
Total cash and cash equivalents	$16,732	$8,687
Total investments	311,429	236,652
All other assets	10,494	6,960
Total liabilities	(29,849)	(12,556)
Redeemable noncontrolling interests	(49,895)	(23,071)
The Company’s net interests in consolidated sponsored investment products	$258,911	$216,672
The Company's net interest as a percentage of total investments of consolidated sponsored investment products	83.1%	91.6%

Fair Value Measurements
The assets and liabilities of the consolidated sponsored investment products measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 by fair value hierarchy level were as follows:

As of September 30, 2015

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Debt securities	$—	$147,663	$926	$148,589
Equity securities	155,763	7,077	—	162,840
Derivatives	125	633	—	758
Total assets measured at fair value	$155,888	$155,373	$926	$312,187
Liabilities
Derivatives	$403	$917	$—	$1,320
Short sales	9,432	423	—	9,855
Total liabilities measured at fair value	$9,835	$1,340	$—	$11,175
As of December 31, 2014

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Debt securities	$—	$135,050	$1,065	$136,115
Equity securities	82,417	18,120	—	100,537
Derivatives	154	227	—	381
Total assets measured at fair value	$82,571	$153,397	$1,065	$237,033
Liabilities
Derivatives	$191	$—	$—	$191
Short sales	7,491	674	—	8,165
Total liabilities measured at fair value	$7,682	$674	$—	$8,356

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

	Nine Months Ended September 30,
($ in thousands)	2015	2014
Level 3 Debt securities (a)
Balance at beginning of period	$1,065	$—
Purchases	135	450
Paydowns	(14)	(2)
Sales	(13)	—
Transferred to Level 2	(126)	—
Change in unrealized gain/(loss), net	(121)	(1)
Balance at end of period	$926	$447

(a)	None of the securities reflected in the above table were internally fair valued at September 30, 2015.
For the nine months ended September 30, 2015, securities held by consolidated sponsored investment products with an end of period value of $8.9 million were transferred from Level 2 to Level 1 because certain non-US securities quoted market prices were no longer adjusted based on third-party factors derived from model-based valuation techniques for which the significant assumptions were observable in the market. For the nine months ended September 30, 2015, securities held by consolidated sponsored investment products with an end of period value of $0.3 million were transferred from Level 1 to Level 2 because certain non-US securities quoted market prices were adjusted based on third-party factors derived from model-based valuation techniques for which the significant assumptions were observable in the market. There were no transfers between Level 1, Level 2, or Level 3 during the nine months ended September 30, 2014.
Derivatives
The Company has certain consolidated sponsored investment products which include derivative instruments as part of their investment strategies to contribute to the achievement of defined investment objectives. These derivatives may include futures contracts, options contracts and forward contracts. Derivative instruments in an asset position are classified as other assets of consolidated sponsored investment products in the Condensed Consolidated Balance Sheets. Derivative instruments in a liability position are classified as liabilities of consolidated sponsored investment products within the Condensed Consolidated Balance Sheets. The change in fair value of such derivatives is recorded in realized and unrealized gain (loss) on investments of consolidated sponsored investment products, net, in the Condensed Consolidated Statements of Operations. In connection with entering into these derivative contracts, these funds may be required to pledge to the broker an amount of cash equal to the “initial margin” requirements that varies based on the type of derivative. The cash pledged or on deposit is recorded in the Condensed Consolidated Balance Sheets of the Company as Cash pledged or on deposit of consolidated sponsored investment products. The fair value of such derivatives at September 30, 2014 and December 31, 2014 was immaterial.

The Company's consolidated sponsored investment products were party to the following derivative instruments for the period ended September 30, 2015:

($ in thousands)
	Volume
Purchased options	$3,527	(a)
Written options	2,499	(b)
Futures contracts long/short	109,286	(c)
Forward foreign currency exchange purchase contracts	2,294	(d)
Forward foreign currency exchange sale contracts	26,565	(e)
Interest rate swaps	31,603	(a)
Other swaps	27,956	(f)

(a)    Represents cost of holdings as of the end of the period.
(b)    Represents aggregate premiums received for the period.
(c)    Represents cost at trade date for holdings as of the end of the period.
(d)    Represents value of trade date payable for holdings as of the end of the period.
(e)    Represents value at settlement date receivable for holdings as of the end of the period.

(f)	Includes credit default, total return, inflation and variance swaps. Represents notional value of holdings as of the end of the period.

The following is a summary of the consolidated sponsored investment products' derivative instruments as of September 30, 2015. For financial reporting purposes the Company does not offset derivative assets and derivative liabilities that are subject to netting arrangements in its Condensed Consolidated Balance Sheet.

	Fair Value
($ in thousands)	Assets	Liabilities
Futures contracts	$119	$33
Forward foreign currency exchange contracts	228	117
Swaps	1,226	1,002
Purchased options	1,005	—
Purchased swaptions	701	—
Written options	—	691
Total derivative assets and liabilities in the Condensed Consolidated Balance Sheets	3,279	1,843
Derivatives not subject to a master netting agreement	(654)	(207)
Total assets and liabilities subject to a master netting agreement	2,625	1,636

The Company's consolidated sponsored investment products have counterparty risk associated with these derivative assets and liabilities. Multiple counterparties are utilized to mitigate this risk, and the maximum exposure to a single bank does not exceed 34.4% of the total derivative assets or 40.9% of the total derivative liabilities.

The following is a summary of the net gains (losses) recognized in income by primary risk exposure, for the three and nine months ended September 30, 2015:

($ in thousands)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Interest rate contracts	$(217)	$(75)
Foreign currency exchange contracts	263	666
Equity contracts	633	1,414
Commodity contracts	212	126
Credit contracts	(13)	(100)
Total	$878	$2,031
Short Sales
Some of the Company’s consolidated sponsored investment products may engage in short sales, which are transactions in which a security is sold which is not owned or is owned but there is no intention to deliver, in anticipation that the price of the security will decline. Short sales are recorded in the Condensed Consolidated Balance Sheets within other liabilities of consolidated sponsored investment products.
Borrowings
One of the Company’s consolidated sponsored investment products employs leverage in the form of using proceeds from short sales, which allows it to use its long positions as collateral in order to purchase additional securities. The use of these proceeds from short sales is secured by the assets of the consolidated sponsored investment product, which are held with the custodian in a separate account. This consolidated sponsored investment product is permitted to borrow up to 33.33% of its total assets.

14. Consolidated Investment Product

During the third quarter of 2015, the Company contributed $20.0 million to a special purpose entity ("SPE") that was created specifically to accumulate bank loan assets for securitization as a potential CLO that will be managed by its Newfleet affiliate. The special purpose entity is a VIE and the Company consolidates the SPE's assets and liabilities within its financial statements as it is the primary beneficiary of the VIE.
The following table presents the balances of the consolidated investment product that were reflected in the Condensed Consolidated Balance Sheets as of September 30, 2015. There was no consolidated investment product at December 31, 2014.

As of September 30, 2015
($ in thousands)
Total cash equivalents	$120
Total investments	131,862
Other assets	20
Debt	(9,140)
Securities purchased payable	(103,541)
The Company’s net interests in consolidated investment product	$19,321
The Company’s net interests as a percentage of total investments of consolidated investment product	14.7%
Fair Value Measurements of Consolidated Investment Product
The assets and liabilities of the consolidated investment product measured at fair value on a recurring basis as of September 30, 2015 by fair value hierarchy level were as follows:

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$120	$—	$—	$120
Bank loans	—	131,862	—	131,862
Total Assets Measured at Fair Value	$120	$131,862	$—	$131,982
The following is a discussion of the valuation methodologies used for the assets and liabilities of the Company’s consolidated investment product measured at fair value.
Cash equivalents represent investments in money market funds. Cash investments in actively traded money market funds are valued using published net asset values and are classified as Level 1.
Bank loans represent the underlying debt securities held in the sponsored product which are consolidated by the Company. Bank loan investments include debt securities, which are valued based on quotations received from an independent pricing service.  Pricing services do not provide pricing for all securities, and therefore indicative bids from dealers are utilized, which are based on pricing models used by market makers in the security and are also included within Level 2.
The estimated fair value of debt at September 30, 2015, which has a variable interest rate, approximates its carrying value and is classified as Level 2. The securities purchase payable at September 30, 2015 approximates fair value due to the short-term nature of the instruments.

Debt of Consolidated Investment Product

On August 17, 2015, the SPE, entered into a three-year term $160.0 million financing transaction with a bank lending counterparty (the “Financing Facility”).  The proceeds of the Financing Facility are intended to be used to purchase and warehouse commercial bank loan assets pending the securitization of such assets as a CLO.   The size of the Financing Facility may be increased subject to the occurrence of certain events and the mutual consent of the parties.  The Financing Facility is secured by all the assets of the SPV and initially bears interest at a rate of three-month LIBOR plus 1.25% per annum (with such interest rate, upon completion of the initial nine-month ramp-up period, increasing to three-month LIBOR plus 2.0% per annum).  The Financing Facility contains standard covenant and event of default provisions (including loan-to-value ratio triggers) and foreclosure remedies upon such default in favor of the lender thereunder.  The $20.0 million the Company contributed to the SPE serves as first loss protection for the bank lending counterparty under the Financing Facility. In the event of default, the recourse to the Company is limited to its investment. At September 30, 2015 $9.1 million was outstanding under the Financing Facility.

15. Consolidation
As of September 30, 2015, 15 products were consolidated by the Company including 14 consolidated sponsored investment products and one consolidated investment product. As of December 31, 2014, 12 products were consolidated by the Company, comprised entirely of sponsored investment products.
The following tables reflect the impact of the consolidated sponsored investment products and consolidated investment product in the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, respectively:

As of September 30, 2015

	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products	Consolidated Investment Product	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Balance Sheet
($ in thousands)
Total cash	$126,470	$16,732	$120	$—	$143,322
Total investments	333,307	311,429	131,862	(278,082)	498,516
All other assets	174,563	10,494	20	(152)	184,925
Total assets	$634,340	$338,655	$132,002	$(278,234)	$826,763
Total liabilities	$95,010	$29,999	$112,681	$(152)	$237,538
Redeemable noncontrolling interest	—	—	—	49,895	49,895
Equity attributable to stockholders of the Company	539,626	308,656	19,321	(327,977)	539,626
Non-redeemable noncontrolling interest	(296)	—	—	—	(296)
Total liabilities and equity	$634,340	$338,655	$132,002	$(278,234)	$826,763
As of December 31, 2014

	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products	Consolidated Investment Product	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Balance Sheet
($ in thousands)
Total cash	$202,847	$8,687	$—	$—	$211,534
Total investments	279,863	236,652	—	(216,415)	300,100
All other assets	180,436	6,960	—	(257)	187,139
Total assets	$663,146	$252,299	$—	$(216,672)	$698,773
Total liabilities	$99,794	$12,813	$—	$(257)	$112,350
Redeemable noncontrolling interest	—	—	—	23,071	23,071
Equity attributable to stockholders of the Company	563,542	239,486	—	(239,486)	563,542
Non-redeemable noncontrolling interest	(190)	—	—	—	(190)
Total liabilities and equity	$663,146	$252,299	$—	$(216,672)	$698,773

(a)
Adjustments include the elimination of intercompany transactions between the Company, its consolidated sponsored investment products and consolidated investment product, primarily the elimination of the investments, consolidated sponsored investment product equity, consolidated investment product equity and recording of any noncontrolling interest.

The following table reflects the impact of the consolidated sponsored investment products and consolidated investment products in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2015 and 2014:

For the Three Months Ended September 30, 2015

	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products	Consolidated Investment Product	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Statement of Operations
($ in thousands)
Total operating revenues	$92,804	$—	$—	$(429)	$92,375
Total operating expenses	68,134	1,548	—	(429)	69,253
Operating income (loss)	24,670	(1,548)	—	—	23,122
Total other non-operating expense	(15,557)	(14,723)	(679)	13,803	(17,156)
Income (loss) before income taxes	9,113	(16,271)	(679)	13,803	5,966
Income taxes	9,669	—	—	—	9,669
Net loss	(556)	(16,271)	(679)	13,803	(3,703)
Noncontrolling interests	(93)		—	3,147	3,054
Net loss attributable to common stockholders	$(649)	$(16,271)	$(679)	$16,950	$(649)
For the Three Months Ended September 30, 2014

	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products	Consolidated Investment Product	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Statement of Operations
($ in thousands)
Total operating revenues	$117,808	$—	$—	$33	$117,841
Total operating expenses	77,668	1,213	—	33	78,914
Operating income (loss)	40,140	(1,213)	—	—	38,927
Total other non-operating loss	(4,649)	(3,109)	—	4,021	(3,737)
Income (loss) before income taxes	35,491	(4,322)	—	4,021	35,190
Income taxes	(1,805)	—	—	—	(1,805)
Net income (loss)	37,296	(4,322)	—	4,021	36,995
Noncontrolling interests	44	—	—	301	345
Net income (loss) attributable to common stockholders	$37,340	$(4,322)	$—	$4,322	$37,340

For the Nine Months Ended September 30, 2015

	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products	Consolidated Investment Product	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Statement of Operations
($ in thousands)
Total operating revenues	$297,089	$—	$—	$(1,227)	$295,862
Total operating expenses	229,096	4,121	—	(1,227)	231,990
Operating income (loss)	67,993	(4,121)	—	—	63,872
Total other non-operating expense	(11,269)	(9,951)	(680)	11,422	(10,478)
Income (loss) before income taxes	56,724	(14,072)	(680)	11,422	53,394
Income taxes	28,360	—	—	—	28,360
Net income (loss)	28,364	(14,072)	(680)	11,422	25,034
Noncontrolling interests	106	—	—	3,330	3,436
Net income (loss) attributable to common stockholders	$28,470	$(14,072)	$(680)	$14,752	$28,470
For the Nine Months Ended September 30, 2014

	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products	Consolidated Investment Product	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Statement of Operations
($ in thousands)
Total operating revenues	$338,534	$—	$—	$(73)	$338,461
Total operating expenses	242,032	2,447	—	(73)	244,406
Operating income (loss)	96,502	(2,447)	—	—	94,055
Total other non-operating income	6,545	5,883	—	(3,618)	8,810
Income before income taxes	103,047	3,436	—	(3,618)	102,865
Income taxes	24,311	—	—	—	24,311
Net income	78,736	3,436	—	(3,618)	78,554
Noncontrolling interests	85	—	—	182	267
Net income attributable to common stockholders	$78,821	$3,436	$—	$(3,436)	$78,821

(a)
Adjustments include the elimination of intercompany transactions between the Company, its consolidated sponsored investment products and consolidated investment product, primarily the elimination of the investments, consolidated sponsored investment product equity, consolidated investment product equity and recording of any noncontrolling interest.

16. Subsequent Event
On October 21, 2015, the Company's board of directors authorized an additional 1,500,000 shares of common stock under the current share repurchase program. Upon authorization, total shares remaining available for repurchase were 1,756,091. Under terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases and/or privately negotiated transactions, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “could,” “anticipate,” “forecast,” “project,” “opportunity,” “predict,” “would,” “potential,” “future,” “guarantee,” “assume,” “likely,” "continue," “target” or similar statements or variations of such terms.
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
Financial Highlights

•
Net loss per diluted share was ($0.07) in the third quarter of 2015 compared to earnings per share of $4.02 in the third quarter of 2014. Third quarter 2015 results include ($1.89) per share of unrealized mark to market adjustments.

•
Total sales were $2.5 billion in the third quarter of 2015 compared to $3.5 billion in the third quarter of 2014. Net flows were ($1.6) billion in the third quarter of 2015 compared to $0.5 billion in the third quarter of 2014.

•	Assets under management were $47.9 billion at September 30, 2015 compared to $59.6 billion at September 30, 2014 excluding money market assets.
Assets Under Management
At September 30, 2015, we managed $47.9 billion in total assets, representing a decrease of $11.7 billion, or 19.6% excluding money market assets from September 30, 2014 (or a decrease of $12.9 billion, or 21.3% including money market assets) and a decrease of $8.8 billion or 15.5% from December 31, 2014. The decrease in assets under management from December 31, 2014 was primarily due to net outflows of $5.2 billion and market depreciation of $3.1 billion. The $5.2 billion in net outflows during the nine months of 2015 was primarily attributable to $5.9 billion in net outflows in the former AlphaSector funds. At September 30, 2015, assets under management in the former AlphaSector funds represented $3.3 billion, or 7.0% of total assets under management. On May 11, 2015, the Company served notice of termination to an unaffiliated subadviser to five Virtus open-end mutual funds previously known as the AlphaSector funds. Excluding the former AlphaSector funds, net inflows were $0.7 billion during the first nine months of 2015.
Average assets under management, which generally correspond to our fee-earning asset levels, were $50.6 billion for the three months ended September 30, 2015, a decrease of $11.2 billion, or 18.1%, from $61.8 billion for the three months ended September 30, 2014. Average assets under management were $52.8 billion for the nine months ended September 30, 2015, a decrease of $6.5 billion, or 10.9%, from $59.3 billion for the nine months ended September 30, 2014.

Operating Results
In the third quarter of 2015, total revenues decreased 21.6% to $92.4 million from $117.8 million in the third quarter of 2014. This decrease was primarily the result of a decrease in average assets under management. Operating income decreased by 40.6% from $38.9 million in the third quarter of 2014 to $23.1 million in the third quarter of 2015, primarily due to decreased revenues driven by lower levels of average assets under management offset by lower operating expenses associated with the decreased revenues discussed above.
Assets Under Management by Product
The following table summarizes our assets under management by product:

	As of September 30,		Change
	2015	2014	2015 vs. 2014%
($ in millions)
Fund assets
Open-end mutual funds (1)	$29,716.4	$41,076.3	$(11,359.9)	(27.7)%
Closed-end funds	6,349.8	7,568.1	(1,218.3)	(16.1)%
Exchange traded funds	306.9	—	306.9	100.0%
Money market funds (2)	—	1,231.9	(1,231.9)	(100.0)%
Total fund assets	36,373.1	49,876.3	(13,503.2)	(27.1)%
Separately managed accounts (3)	6,539.6	6,653.0	(113.4)	(1.7)%
Total retail assets	42,912.7	56,529.3	(13,616.6)	(24.1)%
Total institutional assets (3)	5,025.0	4,348.3	676.7	15.6%
Total Assets Under Management	$47,937.7	$60,877.6	$(12,939.9)	(21.3)%
Average Assets Under Management for the Nine Months Ended	$52,843.7	$59,329.0	$(6,485.3)	(10.9)%

(1)	Includes assets under management of open-end and variable insurance funds.

(2)	On October 20, 2014, our money market funds were liquidated. This liquidation had no impact on our operating results.

(3)	Includes assets under management related to option strategies.
Asset Flows by Product
The following table summarizes our asset flows by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Open-End Funds (1)
Beginning balance	$33,345.3	$41,124.6	$37,514.2	$37,679.5
Inflows	1,866.2	3,055.2	7,499.9	9,877.5
Outflows	(3,736.0)	(2,442.2)	(13,308.5)	(8,337.9)
Net flows	(1,869.8)	613.0	(5,808.6)	1,539.6
Market performance	(1,780.9)	(727.3)	(1,936.7)	1,645.3
Other (2)	21.8	66.0	(52.5)	211.9
Ending balance	$29,716.4	$41,076.3	$29,716.4	$41,076.3
Closed-End Funds
Beginning balance	$6,901.0	$7,530.6	$7,581.4	$6,499.6
Inflows	—	30.5	—	493.8
Outflows	—	—	—	—
Net flows	—	30.5	—	493.8
Market performance	(380.4)	(98.4)	(830.6)	676.1
Other (2)	(170.8)	105.4	(401.0)	(101.4)
Ending balance	$6,349.8	$7,568.1	$6,349.8	$7,568.1
Exchange Traded Funds
Beginning balance	$132.6	$—	$—	$—
Inflows	217.7	—	285.1	—
Outflows	(13.8)	—	(26.0)	—
Net flows	203.9	—	259.1	—
Market performance	(29.1)	—	(29.5)	—
Other (2)	(0.5)	—	77.3	—
Ending balance	$306.9	$—	$306.9	$—
Money Market Funds
Beginning balance	$—	$1,311.7	$—	$1,556.6
Other (2)	—	(79.8)	—	(324.7)
Ending balance	$—	$1,231.9	$—	$1,231.9
Separately Managed Accounts (3)
Beginning balance	$6,952.1	$6,862.4	$6,884.8	$7,433.1
Inflows	263.8	319.2	959.1	1,069.9
Outflows	(334.5)	(343.3)	(1,032.0)	(1,832.3)
Net flows	(70.7)	(24.1)	(72.9)	(762.4)
Market performance	(353.2)	(180.5)	(241.3)	(42.1)
Other (2)	11.4	(4.8)	(31.0)	24.4
Ending balance	$6,539.6	$6,653.0	$6,539.6	$6,653.0
Institutional Accounts (3)
Beginning balance	$5,070.0	$4,565.0	$4,722.0	$4,570.8
Inflows	199.5	109.4	781.7	340.6
Outflows	(110.3)	(236.5)	(344.8)	(610.9)
Net flows	89.2	(127.1)	436.9	(270.3)
Market performance	(109.9)	(45.6)	(74.2)	172.4
Other (2)	(24.3)	(44.0)	(59.7)	(124.6)
Ending balance	$5,025.0	$4,348.3	$5,025.0	$4,348.3
Total
Beginning balance	$52,401.0	$61,394.3	$56,702.4	$57,739.6
Inflows	2,547.2	3,514.3	9,525.8	11,781.8
Outflows	(4,194.6)	(3,022.0)	(14,711.3)	(10,781.1)
Net flows	(1,647.4)	492.3	(5,185.5)	1,000.7
Market performance	(2,653.5)	(1,051.8)	(3,112.3)	2,451.7
Other (2)	(162.4)	42.8	(466.9)	(314.4)
Ending balance	$47,937.7	$60,877.6	$47,937.7	$60,877.6

(1)	Includes assets under management of open-end and variable insurance funds.

(2)
Represents open-end and closed-end mutual fund distributions, net of reinvestments, net flows of cash management strategies, net flows and market performance on structured products, which are a component of institutional accounts, and net flows from non-sales related activities such as asset acquisitions/(dispositions), marketable securities investments/(withdrawals) and the impact on assets from the use of leverage.

(3)	Includes assets under management related to option strategies.
The following table summarizes our assets under management by asset class:

	As of September 30,		Change		% of Total
	2015	2014	2015 vs. 2014%		2015	2014
($ in millions)
Asset Class
Equity	$28,231.0	$35,573.6	$(7,342.6)	(20.6)%	58.9%	58.4%
Fixed income	15,580.6	16,671.0	(1,090.4)	(6.5)%	32.5%	27.4%
Alternatives (1)	3,681.7	6,769.5	(3,087.8)	(45.6)%	7.7%	11.1%
Other (2)	444.4	1,863.5	(1,419.1)	(76.2)%	0.9%	3.1%
Total	$47,937.7	$60,877.6	$(12,939.9)	(21.3)%	100.0%	100.0%

(1)	Consists of long/short equity, real estate securities, master-limited partnerships and other.

(2)	Consists of cash management and option strategies; as of December 31, 2014 only reflects option strategies. Cash management strategies were $1,340.7 million as of September 30, 2014.

Average Assets Under Management and Average Basis Points
The following table summarizes the average assets under management and the average management fees earned in basis points:

	Three Months Ended September 30,
	Average Fees Earned (expressed in basis points)		Average Assets Under Management ($ in millions)
	2015	2014	2015	2014
Products
Open-End Funds (1)	47.3	50.8	$31,627.1	$41,639.6
Closed-End Funds	66.9	67.1	6,714.5	7,571.4
Exchange Traded Funds	21.9	—	269.9	—
Money Market Funds	—	—	—	1,310.1
Separately Managed Accounts (2)	54.5	51.3	6,930.9	6,793.5
Institutional Accounts (2)	34.2	34.8	5,082.4	4,483.6
All Products	49.4	50.6	$50,624.8	$61,798.2

	Nine Months Ended September 30,
	Average Fees Earned (expressed in basis points)		Average Assets Under Management ($ in millions)
	2015	2014	2015	2014
Products
Open-End Funds (1)	49.8	51.5	$33,692.5	$39,643.6
Closed-End Funds	67.8	65.0	7,030.4	6,966.6
Exchange Traded Funds	14.3	—	160.9	—
Money Market Funds	—	—	—	1,354.7
Separately Managed Accounts (2)	54.1	51.9	6,958.3	6,825.5
Institutional Accounts (2)	34.9	35.6	5,001.6	4,538.6
All Products	51.3	50.7	$52,843.7	$59,329.0

(1)	Includes assets under management of open-end and variable insurance funds.

(2)	Includes assets under management related to option strategies.
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
The average fee rate earned for the three months ended September 30, 2015 decreased by 1.2 basis points compared to the same period in the prior year primarily due to a decrease in the open-end mutual fund fee rate. The 3.5 basis point decline in the open-end fund fee rate was primarily attributable to a negative $4.6 million variable incentive fee from one mutual fund in the third quarter of 2015. Excluding the variable incentive fee, the open-end fund fee rate would have been 53.1 basis points. The average fee rate earned for the nine months ended September 30, 2015 increased by 0.6 basis points compared to the same period in the prior year primarily due to an increase in the closed-end fund fee rate related to a fund launch during the second quarter of 2014, combined with the liquidation of the low fee money market assets in October 2014, partially offset by the decrease mentioned above. For the three months ended September 30, 2015, average fees earned excluded $1.2 million of subadvisory fees paid to an unaffiliated former subadvisor during the termination period. The average fee rate earned on separately managed accounts increased in the three and nine months ended September 30, 2015 as compared to the same periods in 2014 primarily due to net flows into high net worth accounts.
Results of Operations
Summary Financial Data

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	2015 vs. 2014%		2015	2014	2015 vs. 2014%
($ in thousands)
Results of Operations
Investment management fees	$64,891	$78,960	$(14,069)	(17.8)%	$204,254	$225,289	$(21,035)	(9.3)%
Other revenue	27,484	38,881	(11,397)	(29.3)%	91,608	113,172	(21,564)	(19.1)%
Total revenues	92,375	117,841	(25,466)	(21.6)%	295,862	338,461	(42,599)	(12.6)%
Total operating expenses	69,253	78,914	(9,661)	(12.2)%	231,990	244,406	(12,416)	(5.1)%
Operating income	23,122	38,927	(15,805)	(40.6)%	63,872	94,055	(30,183)	(32.1)%
Other (expense) income, net	(20,281)	(6,136)	(14,145)	230.5%	(19,363)	3,435	(22,798)	(663.7)%
Interest income, net	3,125	2,399	726	30.3%	8,885	5,375	3,510	65.3%
Income before income taxes	5,966	35,190	(29,224)	(83.0)%	53,394	102,865	(49,471)	(48.1)%
Income tax expense (benefit)	9,669	(1,805)	11,474	(635.7)%	28,360	24,311	4,049	16.7%
Net (loss) income	(3,703)	36,995	(40,698)	(110.0)%	25,034	78,554	(53,520)	(68.1)%
Noncontrolling interests	3,054	345	2,709	785.2%	3,436	267	3,169	1,186.9%
Net (loss) income attributable to common stockholders	$(649)	$37,340	$(37,989)	(101.7)%	$28,470	$78,821	$(50,351)	(63.9)%

Revenues
Revenues by source are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	2015 vs. 2014%		2015	2014	2015 vs. 2014%
($ in thousands)
Investment management fees
Funds	$50,935	$66,246	$(15,311)	(23.1)%	$162,913	$186,696	$(23,783)	(12.7)%
Separately managed accounts	9,572	8,776	796	9.1%	28,275	26,517	1,758	6.6%
Institutional accounts	4,384	3,938	446	11.3%	13,066	12,076	990	8.2%
Total investment management fees	64,891	78,960	(14,069)	(17.8)%	204,254	225,289	(21,035)	(9.3)%
Distribution and service fees	15,587	23,671	(8,084)	(34.2)%	52,820	70,049	(17,229)	(24.6)%
Administration and transfer agent fees	11,614	14,804	(3,190)	(21.5)%	37,233	41,819	(4,586)	(11.0)%
Other income and fees	283	406	(123)	(30.3)%	1,555	1,304	251	19.2%
Total revenues	$92,375	$117,841	$(25,466)	(21.6)%	$295,862	$338,461	$(42,599)	(12.6)%
Investment Management Fees
Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payments. Investment management fees decreased by $14.1 million, or 17.8%, for the three months ended September 30, 2015 compared to the same period in the prior year primarily due to a $11.2 billion, or 18.1%, decrease in average assets under management. The decrease in average assets under management for the three months ended September 30, 2015 compared to the same period in the prior year was due primarily to net outflows and market depreciation related to our open-end funds. For the three months ended September 30, 2015, investment management fees include a negative $4.6 million variable incentive fee from one mutual fund.
Investment management fees decreased by $21.0 million, or 9.3%, for the nine months ended September 30, 2015 compared to the same period in the prior year due to a $6.4 billion, or 10.9%, decrease in average assets under management. The decrease in average assets under management for the nine months ended September 30, 2015 compared to the same period in the prior year was due primarily to net outflows and market depreciation related to our open-end funds.

Distribution and Service Fees
Distribution and service fees, which are asset based fees earned from open-end mutual funds and variable insurance funds for distribution services, decreased by $8.1 million or 34.2%, and $17.2 million or 24.6%, for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year due to lower average open-end assets under management.
Administration and Transfer Agent Fees
Administration and transfer agent fees represent fees earned for fund administration and shareholder services from our open-end mutual funds, variable insurance funds and certain of our closed-end funds. Fund administration and transfer agent fees decreased by $3.2 million or 21.5%, and $4.6 million or 11.0%, for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year due to lower average assets under management for which the Company provides fund administration and shareholder services.

Other Income and Fees
Other income and fees primarily represent contingent sales charges earned from investor redemptions of certain shares sold without a front-end sales charge and fees earned for the distribution of unaffiliated products. Other income and fees decreased $0.1 million or 30.3% for the three months ended September 30, 2015 compared to the same period in the prior year primarily due to a decrease in contingent sales charges as a result of lower current quarter redemptions. Other income and fees increased $0.3 million, or 19.2%, for the nine months ended September 30, 2015 compared to the same period in the prior year primarily due to an increase in contingent sales charges earned as a result of higher current year redemptions.
Operating Expenses
Operating expenses by category were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	2015 vs. 2014%		2015	2014	2015 vs. 2014%
($ in thousands)
Operating expenses
Employment expenses	$33,504	$35,246	$(1,742)	(4.9)%	$102,719	$105,756	$(3,037)	(2.9)%
Distribution and other asset-based expenses	21,717	29,180	(7,463)	(25.6)%	69,900	96,139	(26,239)	(27.3)%
Other operating expenses	12,285	12,534	(249)	(2.0)%	54,298	37,326	16,972	45.5%
Restructuring and severance	—	294	(294)	(100.0)%	—	294	(294)	(100.0)%
Depreciation and amortization expense	1,747	1,660	87	5.2%	5,073	4,891	182	3.7%
Total operating expenses	$69,253	$78,914	$(9,661)	(12.2)%	$231,990	$244,406	$(12,416)	(5.1)%

Employment Expenses
Employment expenses primarily consist of fixed and variable compensation and related employee benefit costs. Employment expenses for the three and nine months ended September 30, 2015 were $33.5 million and $102.7 million, respectively, which represented a decrease of $1.7 million or 4.9%, and $3.0 million or 2.9%, respectively, compared to the same periods in the prior year. The decrease was primarily due a reduction in profit and sales based variable compensation resulting from lower profits offset by an increase in fixed employment expenses related to higher staffing levels primarily at our affiliates, including Virtus ETF Solutions.
Distribution and Other Asset-Based Expenses
Distribution and other asset-based expenses consist primarily of payments to third-party distribution partners for providing services to investors in our sponsored funds and payments to third party service providers for investment management related services. These payments are primarily based on percentages of assets under management or percentages of revenues. These expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized on a straight line basis over the periods in which commissions are generally recovered from distribution fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares. Distribution and other asset-based expenses decreased by $7.5 million, or 25.6%, in the three months ended September 30, 2015 compared to the same period in the prior year primarily due to lower average open-end assets under management. Distributions and other asset-based expenses decreased by $26.2 million, or 27.3%, in the nine months ended September 30, 2015 compared to the same period in the prior year primarily due to (1) lower average open-end assets under management and (2) closed-end fund structuring costs of $9.6 million incurred in connection with the launch of a new closed-end fund during the second quarter of 2014. No such costs were incurred in 2015. For both the three and nine months ended September 30, 2015, the reduction in expense was partially offset by an increase in payments to third party service providers for investment management related services.

Other Operating Expenses
Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and distribution related costs, rent and occupancy expenses and other miscellaneous costs and includes other operating expenses of the Company's consolidated sponsored investment products. Other operating expenses for the three months ended September 30, 2015 decreased $0.2 million, or 2.0%, to $12.3 million as compared to $12.5 million for the same period in the prior year. Other operating expenses of consolidated sponsored investment products for the three months ended September 30, 2015 decreased by $0.1 million over the prior year.
Other operating expenses for the nine months ended September 30, 2015 increased $17.0 million, or 45.5%, to $54.3 million as compared to $37.3 million for the same period in the prior year primarily due to the impact of a $16.5 million loss contingency related to a previously disclosed regulatory matter. Other operating expenses of consolidated sponsored investment products increased by $0.5 million over the prior year, reflecting the consolidation of one additional fund.
Depreciation and Amortization Expense
Depreciation and amortization expense consists primarily of the straight-line depreciation of furniture, equipment, and leasehold improvements as well as the amortization of acquired investment advisory contracts, recorded as definite-lived intangible assets, both over their estimated useful lives. Depreciation and amortization expense increased by $0.1 million and $0.2 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year due to higher depreciation on fixed assets offset by lower amortization of intangible assets.
Other (Expense) Income, net
Other (expense) income, net consists primarily of realized and unrealized gains and losses recorded on investments, investments of consolidated sponsored investment products and our consolidated investment product as well as other income including earnings from equity method investments.
Other (expense) income, net decreased during the three months ended September 30, 2015 by $14.1 million compared to the same period in the prior year. Realized and unrealized gains on investments of consolidated sponsored investment products and the consolidated investment product were ($18.4) million during the three months ended September 30, 2015, compared to ($5.3) million during the same period in the prior year. Excluding investments of consolidated sponsored investment products and the consolidated investment product, other (expense) income, net increased during the three months ended September 30, 2015 by $1.1 million compared to the same period in the prior year, primarily due to an increase in realized and unrealized losses on investments and a decrease in earnings on equity method investments.
Other (expense) income, net decreased during the nine months ended September 30, 2015 by $22.8 million compared to the same period in the prior prior year. Realized and unrealized gains on investments of consolidated sponsored investment products and the consolidated investment product were ($19.0) million during the nine months ended September 30, 2015, compared to $1.2 million during the same period in the prior year. Excluding investments of consolidated sponsored investment products and the consolidated investment product, other (expense) income, net decreased during the nine months ended September 30, 2015 by $2.6 million, compared to the same period in the prior year, primarily due to a decrease in realized and unrealized gains on investments partially offset by an increase in earnings on equity method investments.
Interest Income, net
Interest income, net consists of interest and dividend income earned on cash equivalents, investments and the investments of our consolidated sponsored investment products and our consolidated investment product. Interest income, net, increased $0.7 million and $3.5 million, or 30.3% and 65.3%, for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year. The increase in interest income, net, was primarily due to higher interest and dividend income earned on the investments of our consolidated sponsored investment products. The investments of the consolidated investment product were $131.9 million at September 30, 2015. Investments of consolidated sponsored investment products grew $70.3 million, or 29.2%, to $311.4 million at September 30, 2015, from $241.1 million at September 30, 2014.
Income Tax Expense
The provision for income taxes reflects U.S. federal, state and local taxes at an estimated effective tax rate of 53.1% and 23.6% for the nine months ended September 30, 2015 and 2014, respectively. The increase in the estimated effective tax rate was primarily due to valuation allowances related to the unrealized loss position on our marketable securities as well as a tax benefit recognized during the period ended September 30, 2014 related to the settlement of an audit of our 2011 federal corporate income tax return.

Liquidity and Capital Resources
Certain Financial Data
The following table summarizes certain key financial data relating to our liquidity and capital resources:

	September 30, 2015	December 31, 2014	Change
			2015 vs. 2014%
($ in thousands)
Balance Sheet Data
Cash and cash equivalents	$126,470	$202,847	$(76,377)	(37.7)%
Investments	55,225	63,448	(8,223)	(13.0)%
Deferred taxes, net	59,700	60,162	(462)	(0.8)%
Dividends payable	4,258	4,270	(12)	(0.3)%
Total equity	539,330	563,352	(24,022)	(4.3)%

	Nine Months Ended September 30,		Change
	2015	2014	2015 vs. 2014%
($ in thousands)
Cash Flow Data:
Provided by (Used In):
Operating Activities	$(56,951)	$(102,288)	$45,337	(44.3)%
Investing Activities	(5,419)	(7,440)	2,021	(27.2)%
Financing Activities	(12,087)	11,947	(24,034)	(201.2)%
Overview
We maintained significant liquidity and capital during the nine months ended September 30, 2015. At September 30, 2015, we had $126.5 million of cash and cash equivalents and $40.1 million of investments in marketable securities compared to $202.8 million of cash and cash equivalents and $50.3 million of investments in marketable securities at December 31, 2014. We have additional liquidity available through a credit facility (“the Credit Facility”) that provides borrowing capacity of up to $75.0 million and can be increased to $125.0 million upon satisfaction of certain approval requirements by the lending group. At September 30, 2015, we had no outstanding borrowings under the Credit Facility.
Short-Term Capital Requirements
Our short-term capital requirements, which we consider to be those capital requirements due within one year, include payment of annual incentive compensation, income tax payments and other operating expenses, primarily consisting of investment research and technology costs, professional fees, distribution and occupancy costs. Incentive compensation, which is one of the largest annual operating cash expenditures, is paid in the first quarter of the year. In the first quarter of 2015 and 2014, we paid approximately $45.9 million and $45.0 million, respectively, in incentive compensation earned during the years ended December 31, 2014 and 2013, respectively. Short-term capital requirements may also be affected by employee tax withholding payments related to the net share settlement of equity awards. The Company paid $5.1 million and $9.5 million in minimum employee tax withholding obligations related to net share settlements in the first nine months of 2015 and 2014, respectively. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that otherwise would have been issued as a result of the vesting or exercise. The amount of employee tax withholdings we pay in future periods will vary based on our stock price, the number of equity awards net settled during the period and whether we and our employees elect to satisfy withholding taxes through net share settlement. Our liquidity could also be impacted by certain contingencies, including any legal or regulatory settlements, described more fully in Note 12, Commitments and Contingencies within our condensed consolidated financial statements.

Other Uses of Capital
We expect that our main uses of cash will be to (i) invest in our organic growth, including our distribution efforts and closed-end fund launches; (ii) seed new investment strategies and make new investments to introduce new products or to enhance distribution access; (iii) return capital to stockholders through acquisition of shares of our common stock, payment of cash dividends on our common stock or other means; (iv) fund ongoing and potential investments in our infrastructure; and (v) invest in inorganic growth opportunities as they arise.
In February, May and August 2015, we paid cash dividends on our common stock in the amount of $0.45 per share, totaling $12.1 million. On August 16, 2015, our Board of Directors declared a quarterly cash dividend of $0.45 per common share to be paid on November 13, 2015 to shareholders of record at the close of business on October 30, 2015. In addition, during the first nine months of 2015, we paid approximately $45.0 million to repurchase a total of 368,468 common shares under the board authorized share repurchase program. During the first nine months of 2014, we paid approximately $26.3 million to repurchase a total of 136,874 common shares.
In the third quarter of 2015, we seeded $55.0 million into two new mutual funds and invested $20.0 million in an entity that was created specifically to accumulate bank loan assets for securitization as a potential CLO that will be managed by our Newfleet affiliate. At September 30, 2015, we had total seed capital and CLO investments of $276.8 million and $19.3 million, respectively.
On October 21, 2015, the our board of directors authorized an additional 1,500,000 shares of common stock under the current share repurchase program. Upon authorization, total shares remaining available for repurchase were 1,756,091. Under the terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases and/or privately negotiated transactions, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.
Capital and Reserve Requirements
VP Distributors, LLC (“VPD”), a wholly-owned subsidiary of the Company, is a broker-dealer registered with the SEC and is therefore subject to certain rules regarding minimum net capital, as defined by those rules. VPD is required to maintain a ratio of “aggregate indebtedness” to “net capital,” as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us including additional reporting requirements, a lower required ratio of aggregate indebtedness to net capital or interruption of our business. At both September 30, 2015 and December 31, 2014, the ratio of aggregate indebtedness to net capital of our broker-dealer was below the maximum allowed, and its net capital was significantly greater than the required minimum.
Balance Sheet
Cash and cash equivalents consist of cash and money market fund investments. Investments consist primarily of investments in our affiliated mutual funds. Consolidated sponsored investment products primarily represent investment products we sponsor and where we own a majority of the voting interest in the entity or we are the primary beneficiary of an investment product that is a variable interest entity. At September 30, 2015 and December 31, 2014, we had no debt outstanding that was a general obligation of the Company.
Operating Cash Flow
Net cash used in operating activities of $57.0 million for the nine months ended September 30, 2015 decreased by $45.3 million from net cash used in operating activities of $102.3 million in the same period in the prior year. The decrease was due primarily to lower net income, decreased excess tax benefits from stock-based compensation, decreased realized and unrealized gains on investments of consolidated sponsored investment products, decreased sales of trading securities, decreased purchases of investments of consolidated sponsored investment products, decreased accounts receivable, net and other assets and decreased accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities. The decreases were partially offset by increased purchases of investments by the consolidated investment product, net.

Investing Cash Flow
Net cash used in investing activities consists primarily of capital expenditures for our business operations. Net cash used in investing activities of $5.4 million for the nine months ended September 30, 2015 decreased by $2.0 million from net cash used in investing activities of $7.4 million in the same period for the prior year due to the decrease of $3.4 million in the amount paid for asset acquisitions of equity method and other investments and the decrease in cash and cash equivalents as a result of the deconsolidation of certain consolidated sponsored investment products of $0.4 million partially offset by increased capital expenditures of $1.9 million.
Financing Cash Flow
Cash flows used in financing activities consist primarily of return of capital through repurchases and dividends, withholding obligations for the net share settlement of employee share transactions and contributions to noncontrolling interests related to our consolidated sponsored investment products. Net cash used in financing activities decreased $24.0 million to $12.1 million for the nine months ended September 30, 2015 as compared to net cash provided by financing activities of $11.9 million for the nine months ended September 30, 2015. The primary reason for the decrease was due to decreased payments made to settle minimum tax withholding obligations for the net share settlement of RSUs of $4.4 million as well as decreased excess tax benefits from stock-based compensation of $23.6 million. These decreases were partially offset by increased repurchases of our common stock of $18.7 million, increased third-party contributions of $13.9 million to the noncontrolling interests related to our consolidated sponsored investment products, increased borrowings of proceeds by the consolidated investment product of $9.1 million and increased dividends paid of $8.0 million during the first nine months of 2015 compared to the first nine months of 2014.
Debt
Our Credit Facility, as amended and restated, has a five-year term and provides borrowing capacity of up to $75.0 million with a $7.5 million sub-limit for the issuance of standby letters of credit. In addition, the Credit Facility provides for a $50.0 million increase provision conditioned on approval by the lending group. The Credit Facility is secured by substantially all of our assets. At September 30, 2015 and December 31, 2014, no amount was outstanding under the Credit Facility. As of September 30, 2015, we had the capacity to draw on the entire $75.0 million available under the Credit Facility. The Credit Facility contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. We were in compliance with all debt covenants as of September 30, 2015.

On August 17, 2015, the SPE, entered into a three-year term $160.0 million financing transaction with a bank lending counterparty (the “Financing Facility”).  The proceeds of the Financing Facility are intended to be used to purchase and warehouse commercial bank loan assets pending the securitization of such assets as a CLO.   The size of the Financing Facility may be increased subject to the occurrence of certain events and the mutual consent of the parties.  The Financing Facility is secured by all the assets of the SPV and initially bears interest at a rate of three-month LIBOR plus 1.25% per annum (with such interest rate, upon completion of the initial nine-month ramp-up period, increasing to three-month LIBOR plus 2.0% per annum).  The Financing Facility contains standard covenant and event of default provisions (including loan-to-value ratio triggers) and foreclosure remedies upon such default in favor of the lender thereunder.  The $20.0 million the Company contributed to the SPE serves as first loss protection for the bank lending counterparty under the Financing Facility. In the event of default, the recourse to the Company is limited to its investment. At September 30, 2015 $9.1 million was outstanding under the Financing Facility.

Contractual Obligations

Our contractual obligations are summarized in our 2014 Annual Report on Form 10-K. As of September 30, 2015, there have been no material changes outside of the ordinary course in our contractual obligations since December 31, 2014.
Critical Accounting Policies and Estimates
Our financial statements and the accompanying notes are prepared in accordance with Generally Accepted Accounting Principles, which require the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our 2014 Annual Report on Form 10-K. There were no changes in our critical accounting policies in the nine months ended September 30, 2015.

Recently Issued Accounting Pronouncements
For a discussion of accounting standards, see Note 2 within our condensed consolidated financial statements.

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
We are also subject to market risk due to a decline in the market value of our investments, consisting primarily of marketable securities. At September 30, 2015, the fair value of marketable securities was $298.9 million. Assuming a 10.0% increase or decrease in the fair value of marketable securities at September 30, 2015, our net income attributable to common stockholders would change by approximately $29.6 million, and our total comprehensive income would change by approximately $29.8 million, in each case for the nine months ended September 30, 2015.
Interest Rate Risk
Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. At September 30, 2015, we were exposed to interest rate risk as a result of holding investments in fixed-income sponsored funds. Assuming a 1.0% increase or decrease in interest rates, the fair value of our fixed income investments could change by an estimated $4.7 million for the nine months ended September 30, 2015.
At September 30, 2015, we had no amounts outstanding under our Credit Facility. Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at our option, either LIBOR for interest periods of one, two, three or six months or an alternate base rate (as defined in the Credit Facility agreement), plus, in each case, an applicable margin, that ranges from 0.75% to 2.50%.
     At September 30, 2015, we had $9.1 million outstanding under the loan and security agreement of our consolidated investment product. Amounts outstanding under the loan and security agreement bear interest at an annual rate equal to LIBOR for interest periods of three months plus, in each case, an applicable margin, that ranges from 1.25% to 2.00%.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q.
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
The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC 450, Loss Contingencies. The disclosures, accruals or estimates, if any, resulting from the foregoing analysis are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Other than as described herein, based on information currently available, available insurance coverage and established reserves, the Company believes that the outcomes of its legal and regulatory proceedings are not likely, either individually or in the aggregate, to have a material adverse effect on the Company’s results of operations, cash flows or consolidated financial condition. However, in the event of unexpected subsequent developments and given the inherent unpredictability of these legal and regulatory matters, the Company can provide no assurance that its assessment of any claim, dispute, regulatory examination or investigation or other legal matter will reflect the ultimate outcome and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.
 Regulatory Matter

As previously disclosed, in December 2014 the SEC announced a settlement with F-Squared Investments (“F-Squared”), an unaffiliated former subadviser, which settled charges that F-Squared had violated the federal securities laws as described in Investment Advisers Act Release No. 3988. The settlement related to F-Squared’s inaccurate performance information for the period of April 2001 through September 2008, including indices that certain Virtus mutual funds tracked beginning in September 2009 and January 2011. As part of the SEC’s non-public, confidential investigation of this matter, the SEC staff informed the Company that it was inquiring into whether the Company had violated securities laws or regulations with respect to F-Squared’s historical performance information. Although the Company has not received a Wells Notice in connection with the investigation, the Company has been in active discussions with the SEC staff and has reached an agreement in principle with the SEC staff to settle this matter. Under the terms of the proposed settlement, the Company would pay a total of $16.5 million, which is consistent with the loss contingency previously recorded and disclosed by the Company. This agreement in principle is subject to review and approval by the Commission.

As referenced above, pursuant to ASC 450 - Loss Contingencies, the Company had previously recorded a total pre-tax loss contingency of $16.5 million and a related potential income tax benefit of $5.5 million for a net impact of $11.0 million related to this matter; however, the Company cannot assure you that the Commission will approve the proposed settlement agreement, that any final settlement will not have different or additional material terms, that any associated loss will not exceed the aggregate loss contingency recorded or that a final resolution of this matter will be reached.

In re Virtus Investment Partners, Inc. Securities Litigation; formerly styled as Tom Cummins v. Virtus Investment Partners Inc. et al

On February 20, 2015, a putative class action complaint alleging violation of the federal securities laws was filed by an individual shareholder against the Company and certain of the Company’s current officers (the “defendants”) in the United States District Court for the Southern District of New York.   On April 21, 2015, three plaintiffs, including the original plaintiff, filed motions to be appointed lead plaintiff. On June 9, 2015, the court entered an order appointing Arkansas Teachers Retirement System lead plaintiff. On August 21, 2015, plaintiff filed a Consolidated Class Action Complaint (the “Consolidated Complaint”) amending the originally filed complaint. The Consolidated Complaint was purportedly filed on behalf of all purchasers of the Company’s common stock between January 25, 2013 and May 11, 2015 (the “Class Period”). The Consolidated Complaint alleges that during the Class Period, the defendants disseminated materially false and misleading statements and concealed material adverse facts relating to certain funds subadvised by F-Squared. The Consolidated Complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5. The plaintiff seeks to recover unspecified damages. The Company believes that the suit is without merit and intends to defend it vigorously. A motion to dismiss the Consolidated Complaint was filed on behalf of the Company and the other defendants on October 21, 2015. The Company believes that there is not a material loss that is probable and reasonably estimable related to this claim.

Mark Youngers v. Virtus Investment Partners, Inc. et al

On May 8, 2015, a putative class action complaint alleging violations of certain provisions of the federal securities laws was filed in the United States District Court for the Central District of California by an individual who alleges he is a former shareholder of one of the Virtus mutual funds formerly subadvised by F-Squared and formerly known as the AlphaSector Funds. The complaint purports to allege claims against the Company, certain of the Company’s officers and affiliates, and certain other parties (the “defendants”). The complaint was purportedly filed on behalf of purchasers of the AlphaSector Funds between May 8, 2010 and December 22, 2014, inclusive (the “Class Period”). The complaint alleges that during the Class Period the defendants disseminated materially false and misleading statements and concealed or omitted material facts necessary to make the statements made not misleading. On June 7, 2015, a group of three individuals, including the original plaintiff, filed a motion to be appointed lead plaintiff. No other motions to be appointed lead plaintiff were filed. On July 27, 2015, the court granted the motion, appointing movants as lead plaintiff. Also, on July 27, 2015, the court issued an order to show cause requiring lead plaintiff to explain no later than July 31, 2015, why his claims should not be transferred and consolidated with the In re Virtus Investment Partners, Inc. Securities Litigation action discussed above. On October 1, 2015, plaintiff filed a First Amended Class Action Complaint which, among other things, added a derivative claim for breach of fiduciary duty on behalf of Virtus Opportunities Trust. On October 19, 2015, the United States District Court for the Central District of California entered an order transferring the action to the Southern District of New York. The Company believes the plaintiff’s claims asserted in the complaint are frivolous and intends to defend it vigorously. The Company believes that there is not a material loss that is probable and reasonably estimable related to this claim.

Item 1A.        Risk Factors

There have been no material changes to our risk factors previously reported in our 2014 Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
During the first nine months of 2015, we repurchased a total of 368,468 shares of our common stock pursuant to the Board of Director’s fourth quarter 2010 authorization. On December 10, 2014, our Board of Directors authorized an additional 500,000 shares of our common stock to be repurchased under the share repurchase program. As of September 30, 2015, 1.2 million shares of our common stock have been authorized to be repurchased under the program, and 256,091 shares remain available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases and/or privately negotiated transactions, depending on price and prevailing market and business conditions. The program is intended to generally offset dilution caused by shares issued under equity-based plans. The program, which has no specified term, may be suspended or terminated at any time.
The following table sets forth information regarding our share repurchases in each month during the quarter ended September 30, 2015:

Month	Total number of shares repurchased	Average price paid per share (1)	Total number of shares repurchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be repurchased under the plans or programs (2)
July 1—31, 2015	—	$—	—	411,971
August 1—31, 2015	82,663	$116.29	82,663	329,308
September 1—30, 2015	73,217	$101.83	73,217	256,091
Total	155,880		155,880

(1)	Average price paid per share is calculated on a settlement basis and excludes commissions.

(2)	The share repurchases above were completed pursuant to a program announced in the fourth quarter of 2010 and expanded in December 2014.
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
For the nine months ended September 30, 2015, we paid $5.1 million in minimum employee tax withholding obligations related to employee share transactions.
On October 21, 2015, the Company's board of directors authorized an additional 1,500,000 shares of common stock under the current share repurchase program. Upon authorization, total shares remaining available for repurchase were 1,756,091. Under terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases and/or privately negotiated transactions, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

Item 6.        Exhibits

Exhibit Number	Description

10.1
Amendment No. 4, dated as of August 12, 2015 to the Credit Agreement, dated as of September 10, 2012, among the Registrant, as Borrower, the lenders party thereto, PNC Bank, National Association, as Syndication Agent, and The Bank of New York Mellon, as Administrative Agent , the Swingline Lender, and as Issuing Bank

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following information formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2015 and 2014, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2015 and 2014 and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: October 30, 2015

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)