Form 10-K
period 2015-12-31
VIRTUS INVESTMENT PARTNERS, INC.
filed 2016-02-24
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold (based on the closing share price as quoted on the NASDAQ Global Market) as of the last business day of the registrant’s most recently completed second fiscal quarter was $915,291,836. For purposes of this calculation, shares of common stock held or controlled by executive officers and directors of the registrant have been treated as shares held by affiliates.
There were 8,408,228 shares of the registrant’s common stock outstanding on February 5, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement which will be filed with the SEC in connection with the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Virtus Investment Partners, Inc.
Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2015

“We,” “us,” “our,” the “Company” and “Virtus,” as used in this Annual Report on Form 10-K (“Annual Report”), refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

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
We provide our products in a number of forms and through multiple distribution channels. Our retail products include open-end mutual funds, closed-end funds, exchange traded funds, variable insurance funds, Undertakings for Collective Investments in Transferable Securities ("UCITS") and separately managed accounts. Our open-end mutual funds and exchange traded funds are distributed through financial intermediaries. Our closed-end funds trade on the New York Stock Exchange, and our exchange traded funds are traded on either the New York Stock Exchange or NASDAQ. Our variable insurance funds are available as investment options in variable annuities and life insurance products distributed by life insurance companies. Separately managed accounts are comprised of intermediary programs, sponsored and distributed by unaffiliated brokerage firms and private client accounts which are offered to the high net-worth clients of one of our affiliated managers. We also manage institutional accounts for corporations, multi-employer retirement funds, public employee retirement systems, foundations, endowments and as a subadviser to unaffiliated mutual funds. Our earnings are primarily driven by asset-based fees charged for services relating to these products including investment management, fund administration, distribution and shareholder services. These fees are based on a percentage of assets under management (“AUM”) and are calculated using daily or weekly average assets, quarter-end assets or average month-end assets.
Our Investment Managers
Our investment management services are provided by investment managers who are registered investment advisers under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). The investment managers are responsible for portfolio management activities for our retail and institutional products operating under advisory or subadvisory agreements. We provide our affiliated managers with distribution, operational and administrative support, thereby allowing each affiliated manager to focus primarily on investment management. We also engage select unaffiliated subadvisers for certain of our open-end mutual funds and exchange traded funds. At December 31, 2015, $12.7 billion or 26.8% of our assets under management were managed by unaffiliated subadvisers. We monitor the quality of our managers’ services by assessing their performance, style, consistency and the discipline with which they apply their investment process.

Our affiliated investment managers and their respective assets under management, styles and strategies are as follows:

Affiliated Managers
	Duff & Phelps Investment Management	Newfleet Asset Management	Kayne Anderson Rudnick Investment Management	Zweig/Euclid Advisors	Rampart Investment Management	Cliffwater Investments
Assets Under Management at December 31, 2015 ($ in billions)	$9.2	$10.9	$9.5	$4.3	$0.6	$0.2
Location	Chicago, IL	Hartford, CT	Los Angeles, CA	New York, NY	Boston, MA	Hartford, CT

Investment Style	Quality-oriented, equity income; high quality fixed income	Multi-sector, value-driven fixed income	Quality at a reasonable price	Growth at a reasonable price, high quality fixed income	Systematic, disciplined options solutions	Multi-manager alternative portfolios
Investment Types
Equities	• Utilities		• Large, Mid & Small Cap Core/ Growth/ Value • International & Emerging Markets Small-Cap	• Large Cap Core • Tactical Asset Allocation • International	• Large Cap Core • Low Volatility

Fixed Income	• Tax Advantaged • High Grade Core • Municipals	• Multi-sector • Core • Core Plus • Bank Loans • High Yield • Municipals • Emerging Markets • Structured Products	• California Municipals • Intermediate Total Return & Government	• U.S. Gov't Grade Agencies • Investment Grade Corporates • Sovereign

Alternative/Other	• Real Estate • Infrastructure • Master Limited Partnerships				• Options Strategies	• Multi-Strategy

Products

Open-End Mutual Funds	✓	✓	✓	✓	✓	✓

Closed-End Funds	✓	✓		✓	✓

Exchange traded funds		✓

Variable Insurance Funds	✓	✓	✓	✓

UCITs		✓	✓

Separately Managed Accounts			✓	✓	✓

Institutional	✓	✓	✓	✓	✓

Our Investment Products
Our assets under management are comprised of open-end funds, closed-end funds, exchange traded funds, variable insurance funds, separately managed accounts (intermediary sponsored and private client) and institutional accounts (traditional institutional mandates and structured products).
Assets Under Management by Product as of December 31, 2015
($ in billions)

Retail Products
Mutual fund assets
Open-end funds	$28.9
Closed-end funds	6.2
Exchange traded funds	0.3
Total fund assets	35.4
Separately managed accounts	6.8
Total retail assets	42.2
Total institutional assets	5.2
Total Assets Under Management	$47.4

Open-End Funds
As of December 31, 2015, we managed 61 open-end funds, comprised of U.S. domiciled open-end mutual funds ("open-end mutual funds") variable insurance funds and UCITS, with total assets of $28.9 billion. Our open-end mutual funds are offered in a variety of asset classes (equity, fixed income and alternative investments), in all market capitalizations (large, mid and small), in different styles (growth, blend and value) and with various investment approaches (fundamental, quantitative and thematic). Our variable insurance funds are available as investment options in variable annuities and life insurance products distributed by life insurance companies. Our Ireland domiciled UCITS, which we refer to as the Global Funds, are offered in select investment strategies to non-US investors. At December 31, 2015, assets under management in these funds were $36.3 million.

Our open-end funds as of December 31, 2015 were as follows:

Fund Type/Name	Inception	Assets	Advisory Fee (1)	3-Year Average Return (2)
		($ in millions)	(%)	(%)
Alternatives
Virtus Real Estate Securities Fund	1995	$1,309.6	0.75-0.65	10.63
Virtus Dynamic Trend Fund	1998	449.4	0.15-0.14	7.45
Virtus Global Infrastructure Fund	2004	123.3	0.65-0.55	4.54
Virtus Global Real Estate Securities Fund	2009	94.8	0.85-0.75	8.27
Virtus Alternative Total Solution Fund	2014	89.9	1.95-1.90	N/A
Virtus Multi-Strategy Target Return Fund	2015	65.2	1.30-1.25	N/A
Virtus Herzfeld Fund	2012	49.6	1.00-0.95	4.65
Virtus International Real Estate Securities Fund	2007	40.2	1.00-0.90	4.13
Virtus Alternative Income Solution Fund	2014	36.2	1.80-1.75	N/A
Virtus Alternative Inflation Solution Fund	2014	29.3	1.75-1.70	N/A
Virtus Essential Resources Fund	2015	4.3	1.10	N/A
Virtus Select MLP and Energy Fund	2015	4.1	1.00	N/A
Virtus Alternative Diversifier (3)	2005	—	—	(2.18)
Asset Allocation
Virtus Balanced Fund	1975	512.0	0.55-0.45	5.07
Virtus Multi-Asset Trend Fund	2011	215.6	1.00-0.90	0.29
Virtus Tactical Allocation Fund	1940	158.9	0.70-0.60	5.26
Equity
Virtus Equity Trend Fund	2010	1,508.6	1.00-0.95	5.47
Virtus Strategic Growth Fund	1995	450.9	0.70-0.60	16.16
Virtus Sector Trend Fund	2003	448.6	0.45-0.40	8.44
Virtus Small-Cap Core Fund	2002	291.7	0.75	11.17
Virtus Contrarian Value Fund	1997	273.0	0.75-0.70	4.50
Virtus Quality Small-Cap Fund	2006	229.4	0.70	12.08
Virtus Small-Cap Sustainable Growth Fund	2006	170.1	0.90-0.80	13.55
Virtus Growth & Income Fund	1997	156.0	0.75-0.65	14.43
Virtus Wealth Masters Fund	2012	108.7	0.85-0.80	10.48
Virtus Mid-Cap Growth Fund	1975	87.3	0.80-0.70	9.92
Virtus Quality Large-Cap Value Fund	2005	67.7	0.75-0.65	11.31
Virtus Mid-Cap Core Fund	2009	29.7	0.80-0.70	14.50
Virtus Low Volatility Equity Fund	2013	5.6	0.95-0.85	N/A
Fixed Income
Virtus Multi-Sector Short Term Bond Fund	1992	7,255.1	0.55-0.43	1.20
Virtus Senior Floating Rate Fund	2008	604.2	0.60-0.50	1.92
Virtus Multi-Sector Intermediate Bond Fund	1989	299.3	0.55-0.45	0.87
Virtus Low Duration Income Fund	1999	280.0	0.55-0.45	1.45
Virtus Tax-Exempt Bond Fund	2001	194.9	0.45	2.43
Virtus Credit Opportunities Fund (4)	2015	94.6	0.75	N/A
Virtus Bond Fund	1998	72.1	0.45-0.40	1.35
Virtus High Yield Fund	1980	71.2	0.65-0.55	1.80
Virtus CA Tax-Exempt Bond Fund	1983	31.8	0.45-0.35	3.46
Virtus Strategic Income Fund	2014	28.0	0.80-0.75	N/A
Virtus Emerging Markets Debt Fund	2012	26.2	0.75-0.70	(1.89)

Fund Type/Name	Inception	Assets	Advisory Fee (1)	3-Year Average Return (2)
		($ in millions)	(%)	(%)
International/Global
Virtus Emerging Markets Opportunities Fund	1997	9,729.7	1.00-0.95	(3.30)
Virtus Foreign Opportunities Fund	1990	1,803.5	0.85-0.75	3.89
Virtus Global Opportunities Fund	1960	161.8	0.85-0.75	8.83
Virtus Global Equity Trend Fund	2011	46.9	1.00-0.90	0.93
Virtus International Small-Cap Fund	2012	43.0	1.00-0.95	7.67
Virtus Emerging Markets Equity Income Fund	2012	34.5	1.05-1.00	(8.66)
Virtus Greater European Opportunities Fund	2009	26.6	0.85-0.80	4.62
Virtus International Equity Fund	2010	7.2	0.85-0.75	3.07
Virtus International Wealth Masters Fund	2014	5.0	0.90-0.85	N/A
Virtus Emerging Markets Small Cap Fund	2013	4.1	1.20-1.15	N/A
Variable Insurance Funds
Virtus Capital Growth Series	1982	210.1	0.70-0.60	16.47
Virtus International Series	1990	209.9	0.75-0.65	(2.49)
Virtus Multi-Sector Fixed Income Series	1982	131.8	0.50-0.40	0.95
Virtus Growth and Income Series	1998	109.8	0.70-0.60	9.60
Virtus Strategic Allocation Series	1984	106.5	0.60-0.50	6.27
Virtus Small-Cap Value Series	2000	92.9	0.90-0.80	12.24
Virtus Real Estate Securities Series	1995	88.2	0.75-0.65	10.78
Virtus Small-Cap Growth Series	2002	56.1	0.85-0.80	14.21
Virtus Equity Trend Series	2011	11.1	1.00	6.06
Global Funds
Virtus GF Multi-Sector Short Duration Bond Fund	2013	32.2	1.75-0.55	N/A
Virtus GF US Small Cap Focus Fund	2014	4.1	1.65-0.75	N/A
		$28,882.1

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

(2)	Represents average annual total return performance of the largest share class as measured by net assets for which performance data is available.

(3)	This fund contains investments in other Virtus open-end mutual funds. The related assets invested in other Virtus open-end mutual funds are reflected only in the balances of the respective funds.

(4)	Other Virtus open-end mutual funds invest in this fund, the assets invested in by other Virtus open-end funds are reflected solely in this fund.
Past performance does not guarantee future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost.

Closed-End Funds
We managed nine closed-end funds as of December 31, 2015, each of which is traded on the New York Stock Exchange, with aggregate assets of $6.2 billion. Closed-end funds do not continually offer to sell and redeem their shares; rather, daily liquidity is provided by the ability to trade the shares of these funds at prices that may be above or below the shares’ net asset value.
Our closed-end funds as of December 31, 2015 are as follows:

Fund Type/Name	Assets	Advisory Fee
	($ in billions)%
Balanced
DNP Select Income Fund Inc.	$3.3	0.60-0.50	(1)
Zweig Total Return Fund Inc.	0.4	0.70	(2)
Virtus Total Return Fund	0.2	0.85	(2)
Equity
Duff & Phelps Global Utility Income Fund Inc.	0.9	1.00	(1)(3)
Zweig Fund Inc.	0.3	0.85	(2)
Alternatives
Duff & Phelps Select Energy MLP Fund	0.2	1.00	(2)
Fixed Income
Duff & Phelps Utility and Corporate Bond Trust Inc.	0.4	0.50	(1)
Virtus Global Multi-Sector Income Fund	0.3	0.95	(2)
DTF Tax-Free Income Inc.	0.2	0.50	(1)
Total Closed-End Funds	$6.2

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
Exchange Traded Funds
In April 2015, we made an investment for a majority ownership position in Virtus ETF Solutions (“VES”), formerly known as ETF Issuer Solutions, that operates a platform for listing, operating, and distributing exchange traded funds. We manage seven U.S.-domiciled exchange traded funds with total assets under management of $0.3 billion at December 31, 2015.
Separately Managed Accounts
Separately managed accounts are individually owned portfolios that include intermediary sponsored programs, whereby an intermediary assists individuals in hiring investment managers that have been approved by the broker-dealer to fulfill those objectives and private client accounts that are accounts of high net-worth individuals who are direct clients of an affiliated manager. Separately managed account assets totaled $6.8 billion at December 31, 2015.
Institutional Accounts
We offer a variety of equity and fixed income strategies to institutional clients, including corporations, multi-employer retirement funds, public employee retirement systems, foundations, endowments and as a subadviser to unaffiliated mutual funds. Our institutional assets under management totaled $5.2 billion as of December 31, 2015.

Our Investment Management, Administration and Transfer Agent Services
Our investment management fees, administration fees and transfer agent fees earned in each of the last three years were as follows:

	Years Ended December 31,
	2015	2014	2013
($ in thousands)
Investment management fees:
Funds	$209,994	$249,355	$213,864
Separately managed accounts	37,296	35,152	31,510
Institutional accounts	17,575	16,156	15,183
Total investment management fees	264,865	300,663	260,557
Administration fees	33,981	39,374	33,736
Transfer agent fees	14,266	16,642	14,449
Total	$313,112	$356,679	$308,742

Investment Management Fees
We provide investment management services pursuant to investment management agreements through our affiliated investment advisers (each, an “Adviser”). With respect to our open-end funds, closed-end funds and exchange traded funds, the Adviser provides overall management services to a fund, subject to supervision by the fund’s board of directors, pursuant to agreements that must be approved annually by each fund’s board of directors and which may be terminated without penalty upon written notice, or automatically, in certain situations, such as a “change in control” of the Adviser. We earn fees based on each fund’s average daily or weekly net assets with most fee schedules providing for rate declines or “breakpoints” as asset levels increase to certain thresholds. For funds managed by a subadviser, the agreement provides that the subadviser manage the day-to-day investment management of the fund’s portfolio and receive a management fee from the Adviser based on the percentage of average daily net assets in the funds they subadvise or a percentage of the Adviser’s management fee. Each fund bears all expenses associated with its operations. In some cases, to the extent total fund expenses exceed a specified percentage of a fund’s average net assets, the Adviser has agreed to reimburse the funds for such excess expenses or voluntarily or contractually waive a portion of its fee for a period of time.
For separately managed accounts and institutional accounts, fees are negotiated and are based primarily on asset size, portfolio complexity and individual client requests.
Administration Fees
We provide fund administration services to our open-end funds, exchange traded funds and certain of our closed-end funds. We earn fees based on each fund’s average daily or weekly net assets. Administrative services include recordkeeping, preparing and filing documents required to comply with federal and state securities laws, legal administration and compliance services, supervising the activities of the funds’ other service providers, providing assistance with fund shareholder meetings, tax services and treasury services as well as providing office space, equipment and personnel that may be necessary for managing and administering the business affairs of the funds.
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
Our Distribution Services

We distribute our open-end funds and exchange traded funds through financial intermediaries. We have broad access in the retail market, with distribution partners that include national and regional broker-dealers and independent financial advisory firms. Our sales efforts are supported by regional sales professionals, a national account relationship group and separate teams for the retirement and insurance products.

Our separately managed accounts are distributed through financial intermediaries and directly by teams at our affiliated managers. Our institutional distribution strategy is an affiliate-centric model. Through relationships with consultants, they target key market segments, including foundations and endowments, corporate, public and private pension plans and subadvisory accounts.

Our Broker-Dealer Services
We have two subsidiaries that are broker-dealers registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are members of the Financial Industry Regulatory Authority (“FINRA”). They serve as principal underwriters and distributors of our open-end mutual funds, exchange traded funds and our separately managed accounts. Our broker-dealers are subject to the SEC's net capital rule designed to enforce minimum standards regarding the general financial condition and liquidity of broker-dealers.
Open-end mutual fund shares, UCITS and exchange traded fund shares are distributed by VP Distributors, LLC ("VPD") and ETF Distributors, LLC (“ETFD”) both under sales agreements with unaffiliated financial intermediaries. VPD also markets advisory services to sponsors of separately managed account programs. ETFD serves as the principal underwriter and distributor of our exchange traded funds.

Our Competition
We face significant competition from a wide variety of financial institutions, including other investment management companies, as well as from proprietary products offered by our distribution partners such as banks, broker-dealers and financial planning firms. Competition in our businesses is based on several factors including investment performance, access to distribution channels, service to financial advisers and their clients and fees charged. Our competitors, many of which are larger than we are, often offer similar products and use similar distribution sources and may also offer less expensive products, have greater access to key distribution channels and have greater resources than we do.
Our Regulatory Matters
We are subject to regulation by the Securities and Exchange Commission (“SEC”), FINRA and other federal and state agencies and self-regulatory organizations. Each affiliated manager and unaffiliated subadviser is registered with the SEC under the Investment Advisers Act. Each open-end mutual fund, closed-end fund, exchange traded fund and each series of our variable insurance funds is registered with the SEC under the Investment Company Act of 1940. Our Global Funds are subject to regulation by the Central Bank of Ireland (“CBI”) and the funds and each investment manager and sub-investment manager to the Global Funds are registered with the CBI. See Item 3. Legal Proceedings for more information.
The financial services industry is highly regulated and failure to comply with related laws and regulations can result in the revocation of registrations, the imposition of censures or fines and the suspension or expulsion of a firm and/or its employees from the industry. All of our U.S.-domiciled open-end mutual funds are currently available-for-sale and are qualified in all 50 states, Washington, D.C., Puerto Rico, Guam and the U.S. Virgin Islands. Our Global Funds are sold through financial intermediaries to investors who are not citizens of or residents of the United States. Most aspects of our investment management business, including the business of the unaffiliated subadvisers, are subject to various U.S. federal and state laws and regulations.
Our officers, directors and employees may, from time to time, own securities that are also held by one or more of our funds. Our internal policies with respect to personal investments are established pursuant to the provisions of the Investment Company Act and/or the Investment Advisers Act. Employees, officers and directors who, in the function of their responsibilities to us, meet the requirements of the Investment Company Act, Investment Advisers Act and/or of FINRA regulations, must disclose personal securities holdings and trading activity. Those employees, officers and directors with investment discretion or access to investment decisions are subject to additional restrictions with respect to the pre-clearance of the purchase or sale of securities over which they have investment discretion or beneficial interest. Other restrictions are imposed upon supervised persons with respect to personal transactions in securities that are held, recently sold or contemplated for purchase by our mutual funds. All supervised persons are required to report holdings and transactions on an annual and quarterly basis pursuant to the provisions of the Investment Company Act and Investment Advisers Act. In addition, certain transactions are restricted so as to avoid the possibility of improper use of information relating to the management of client accounts.
Our Employees
As of December 31, 2015, we had 426 full time equivalent employees. None of our employees are represented by a union.
Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as proxy statements, are available free of charge on our website located at www.virtus.com as soon as reasonably practicable after they are filed with or furnished to the SEC. You may also read and copy any document we file at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. Please call 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Reports, proxy statements and other information regarding issuers that file electronically with the SEC, including our filings, are also available to the public on the SEC’s website at http://www.sec.gov.
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

Item 1A.	Risk Factors.
This section describes some of the potential risks relating to our business, such as market, liquidity, operational, reputation and regulatory. The risks described below are some of the more important factors that could affect our business. You should carefully consider the risks described below, together with all of the other information included in this Annual Report on Form 10-K, in evaluating the Company and our common stock. If any of the risks described below actually occur, our business, revenues, profitability, results of operations, financial condition, cash flows, reputation and stock price could be materially adversely affected.
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
The majority of our revenues are generated from asset-based fees from investment management products and services to individuals and institutions. Therefore, if the assets under management decline, our fee revenues decline reducing profitability as some of our expenses are fixed. There are several reasons that assets under management could decline as discussed below:

•
The value of assets under management can decline due to price declines in specific securities, market segments or geographic areas where those assets are invested. Funds and portfolios that we manage related to certain geographic markets and industry sectors are particularly vulnerable to political, social and economic events in those markets and sectors. If these industries or markets decline or experience volatility, this could have a negative impact on our assets under management and our revenues. For example, certain non-U.S. markets, particularly emerging markets, are not as developed or as efficient as the U.S. financial markets and, as a result, may be less liquid, less regulated and significantly more volatile than the U.S. financial markets. Liquidity in such markets may be adversely impacted by political or economic events, government policies, expropriation, volume trading limits by foreign investors and social or civil unrest. These factors may negatively impact the market value of an investment or our ability to dispose it. In addition, an increase in the value of the U.S. dollar relative to non-U.S. currencies could result in a decrease in the U.S. dollar value of assets under management that are denominated in non-U.S. currencies.

•
The performance of our investment strategies is critical to the maintenance and growth of assets under management. Net flows related to our investment strategies can be affected by investment performance relative to other competing investment strategies or to established benchmarks. Our investment management strategies are rated, ranked or assessed by independent third-parties, distribution partners, and industry periodicals and services. These assessments often influence the investment decisions of our clients. If the performance or assessment of our investment strategies is seen as underperforming relative to peers, it could result in an increase in the withdrawal of assets by existing clients and the inability to attract additional investments from existing and new clients. In addition, certain of our investment strategies have capacity constraints, as there is a limit to the number of securities available for the strategy to operate effectively. In those instances, we may choose to limit access to new or existing investors. In addition, certain mutual funds employ the use of leverage as part of their investment strategies, which will increase or decrease the Company’s assets under management, and the risk associated with the investment, as the proceeds from the use of leverage are invested in accordance with the funds’ investment strategies.

•
General domestic and global economic and political conditions can influence assets under management. Changes in interest rates, the availability and cost of credit, inflation rates, economic uncertainty, changes in laws, trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts and security operations) and other conditions may impact the equity and credit markets which may influence our assets under management. In recent years, capital and credit markets have experienced substantial volatility. While there has been some recovery in the capital markets employment rates, continued economic weakness and budgetary challenges in the Eurozone, escalating regional turmoil in the Middle East, concern over growth prospects in China and emerging markets, growing debt loads for certain countries and uncertainty about the consequences of governments eventually withdrawing monetary stimulus all indicate that economic and political conditions remain unpredictable. If the security markets decline or experience volatility, our assets under management and our revenues could be negatively impacted. In addition, diminishing investor confidence in the markets and/or adverse market conditions could result in a decrease in investor risk tolerance. Such a decrease could prompt investors to reduce their rate of investment or to fully withdraw from markets, which could lower our overall assets under management and have an adverse effect on our revenues, earnings and growth prospects.

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
Our clients include the boards of directors for our sponsored mutual funds, managed account program sponsors, private clients and institutional clients. Our investment management agreements with these clients may be terminated upon short notice without penalty. As a result, there would be little impediment to these sponsors or clients terminating our agreements. Our clients may terminate or renegotiate their investment contracts with us or reduce the aggregate amount of assets under management with us due to a number of reasons including investment performance, reputational, regulatory or compliance issues, loss of key investment management or other personnel or a change in management or control of clients, third-party distributors, subadvisers or others with whom we have relationships. The directors of our sponsored funds may deem it to be in the best interests of a fund’s shareholders to make decisions adverse to us, such as reducing the compensation paid to us, requesting that we subsidize fund expenses over certain thresholds, or imposing restrictions on our management of the fund. Under the Investment Company Act, investment advisory agreements automatically terminate in the event of an assignment, which may occur if, among other events, the Company undergoes a change in control, such as any person acquiring 25% voting rights of our common stock. If an assignment were to occur, we cannot be certain that the fund’s board of directors and its stockholders would approve a new investment advisory agreement. In addition, investment advisory agreements for the separate accounts we manage may not be assigned without the consent of the client. If an assignment occurs, we cannot be certain that the Company will be able to obtain the necessary fund approvals or the necessary consents from our clients. The withdrawal, renegotiation or termination of any investment management contract relating to a material portion of assets under management would have an adverse impact on our results of operations and financial condition.
Any damage to our reputation could harm our business and lead to a reduction in our revenues and profitability.
Maintaining a strong reputation with the investment community is critical to our success. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate even if they are without merit or satisfactorily addressed. Our reputation may be impacted by many factors, including but not limited to: poor performance; litigation; conflicts of interests; regulatory inquiries, investigations or findings; operational failures (including cyber breaches); intentional or unintentional misrepresentation of our products or services; or employee misconduct or rumors. Any damage to our reputation could impede our ability to attract and retain clients and key personnel, adversely impact relationships with third-party distributors and other business partners and lead to a reduction in the amount of our assets under management, any of which could adversely affect our results of operations and financial condition.
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
If we are unable to continue to attract and retain key employees, or if compensation costs required to attract and retain key employees increase, our performance, including our competitive position, could be materially adversely affected. Additionally, we utilize Company equity awards as part of our compensation plans and as a means for recruiting and retaining key employees. Declines in our stock price could result in deterioration in the value of equity awards granted, thus lessening the effectiveness of retaining key employees through stock-based awards.
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
The highly competitive nature of the asset management industry may force us to reduce the fees we charge to clients, increase amounts paid to financial intermediaries or provide more support to those intermediaries, all of which could result in a reduction of our revenues and profitability.
We face significant competition from a wide variety of financial institutions, including other investment management companies, as well as from proprietary products offered by our distribution partners such as banks, broker-dealers and financial planning firms. Competition in our businesses is based on several factors including investment performance, access to distribution channels, service to financial advisers and their clients and fees charged. Our competitors, many of which are larger than we are, often offer similar products, use similar distribution sources, offer less expensive products, have greater access to key distribution channels and have greater resources, geographic footprints and name recognition than we do. Additionally, certain products and asset classes, such as passive or index-based products, are becoming increasingly popular with investors. Existing clients may withdraw their assets in order to invest in these products, and we may be unable to attract additional investments from existing and new clients, which would lead to a decline in our assets under management and market share.
In addition, our profits are highly dependent on the fee levels for our products and services. In recent years, there has been a trend in certain segments of our markets toward lower fees and lower fee products, such as passive products. Competition could cause us to reduce the fees that we charge for products and services. In order to maintain appropriate fee levels in a competitive environment, we must be able to continue to provide clients with investment products and services that are viewed as appropriate in relation to the fees charged. If our clients, including our fund boards, were to view our fees as being high relative to the market or the returns provided by our investment products, we may choose to reduce our fee levels or we may experience significant redemptions in our assets under management which could have an adverse impact on our results of operations and financial condition.
We are subject to an extensive and complex regulatory environment, and changes in regulations or failure to comply with regulation could adversely affect our revenues and profitability.
The investment management industry in which we operate is subject to extensive and frequently changing regulation. We are regulated by the SEC under the Exchange Act, the Investment Company Act and the Investment Advisers Act, and we are subject to regulation by the Commodities Futures Trading Commission under the Commodities Exchange Act. Our Global Funds are subject to regulation by the CBI. We are also regulated by FINRA, the Department of Labor under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), as well as other federal and state laws and regulations.
The regulatory environment that we operate in changes often and has seen increased regulatory focus in recent years. For example, in fiscal 2015, the SEC proposed new rules addressing liquidity risk management by registered open-end funds and the use of derivatives by registered open-end and closed-end funds. If these regulations are adopted substantially as proposed, they could materially impact the provision of investment services or limit opportunities for certain funds we manage and increase our management and administration costs, with potential adverse effects on our revenues, expenses and results of operations.
Although we spend extensive time and resources on compliance efforts designed to ensure compliance with all applicable laws and regulations, if we or our affiliates fail to timely and properly modify and update our compliance procedures in this changing and highly complex regulatory environment, we may be subject to various legal proceedings, including civil litigation, governmental investigations and enforcement actions and result in fines, penalties or suspensions of individual employees or limitations on particular business activities which could have an adverse impact on our results of operations and financial condition.
Changes in tax laws and unanticipated tax liabilities could have an adverse impact on our financial condition, results of operations and cash flow.
We are subject to federal and state income taxes in the United States. Tax authorities may disagree with certain positions we have taken or implement changes in tax policy, which may result in the assessment of additional taxes. We regularly assess the appropriateness of our tax positions and reporting. We cannot provide assurance, however, that we will accurately predict the outcomes of audits, and the actual outcomes of these audits could be unfavorable. In addition, our ability to use net operating loss carryforwards and other tax attributes available to us will be dependent on our ability to generate taxable income.
We utilize unaffiliated firms in providing investment management services and any matters that have an adverse impact to their business, or any change in our relationships with these unaffiliated firms could lead to a reduction in assets under management, which will adversely affect our revenues and profitability.
We utilize unaffiliated subadvisers as investment managers for certain of our retail products and we have licensing arrangements with unaffiliated data providers. Because we typically have no ownership interests in these unaffiliated firms, we do not control the business activities of such firms. Problems stemming from the business activities of these unaffiliated firms may negatively impact or disrupt such firms’ operations or expose them to disciplinary action or reputational harm. Furthermore, any such matters at these unaffiliated firms may have an adverse impact on our business or reputation or expose us to regulatory scrutiny, including with respect to our oversight of such firms. For example, in December 2014 an unaffiliated former subadviser, F-Squared, settled charges with the SEC that it had violated federal securities laws and during fiscal 2015 were ultimately terminated as a subadviser of our funds. We also subsequently entered into an agreement with the SEC to settle allegations stemming from our relationship with F-Squared. See “Item 3. Legal Proceedings” for a description of this settlement agreement and the regulatory proceedings against F-Squared.
We periodically negotiate provisions and renewals of these relationships, and we cannot provide assurance that such terms will remain acceptable to us or the unaffiliated firms. These relationships can also be terminated upon short notice without penalty. In addition, similar to our business, the departure of key employees at our unaffiliated subadvisers could cause higher redemption rates for certain assets under management, or the loss of certain client accounts. An interruption or termination of our unaffiliated firm relationships could affect our ability to market our products and result in a reduction in assets under management which could have an adverse impact on our results of operations and financial condition.
We distribute through intermediaries, and changes in key distribution relationships could reduce our revenues, increase our costs and adversely affect our profitability.
Our primary source of distribution for our retail products is through intermediaries that include third-party financial intermediaries, such as: major wire houses; national, regional and independent broker-dealers and financial advisors; banks and financial planners and registered investment advisors. Our success is highly dependent on access to these various distribution systems. These distributors are generally not contractually required to distribute our products and typically offer their clients various investment products and services, including proprietary products and services, in addition to and in competition with our products and services. While we compensate these intermediaries for selling our products and services pursuant to contractual agreements, we may not be able to retain access to these channels at all or at similar pricing. Increasing competition for these distribution channels could cause our distribution costs to rise, which could have a material adverse effect on our business, revenues and profitability. To the extent that existing or future intermediaries prefer to do business with our competitors, the sales of our products as well as our market share, revenues and profitability could decline.
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
Our technology systems and those of our third-party service providers are critical to our operations. The ability to consistently and reliably obtain accurate securities pricing information, process client portfolio and fund shareholder transactions and provide reports and other customer service to fund shareholders and clients in other accounts managed by us is an essential part of our business. Any delays or inaccuracies in obtaining pricing information, processing such transactions or such reports, other breaches and errors, and any inadequacies in other customer service, could result in reimbursement obligations or other liabilities, or alienate customers and potentially give rise to claims against us. Our customer service capability, as well as our ability to obtain prompt and accurate securities pricing information and to process transactions and reports, is highly dependent on our third-party service providers’ information systems. Any failure or interruption of those systems, whether resulting from technology or infrastructure breakdowns, defects or external causes such as fire, natural disaster, viruses, acts of terrorism or power disruptions, could result in financial loss, negatively impact our reputation, and negatively affect our ability to do business. Although we, and our third-party service providers, have disaster recovery plans in place, we may experience temporary interruptions if a natural disaster or prolonged power outages were to occur which could have an adverse impact on our results of operations and financial condition.
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
A large percentage of our common stock is held by a limited number of shareholders. If our larger shareholders decide to liquidate their positions, it could cause significant fluctuation in the share price of our common stock. Public companies with a relatively concentrated level of institutional shareholders, such as we have, often have difficulty generating trading volume in their stock which may increase the volatility in the price of our common stock.
Civil litigation and government investigations or proceedings could adversely affect our business.
Many aspects of our business involve substantial risks of liability, and there have been substantial incidences of litigation and regulatory investigations in the financial services industry in recent years, including customer claims as well as class action suits seeking substantial damages. From time to time, we and/or our funds may be named as defendants or co-defendants in lawsuits or be involved in disputes that involve the threat of lawsuits seeking substantial damages. We and/or our funds are also involved from time to time in governmental and self-regulatory organization investigations and proceedings. For example, in fiscal 2015, two putative class action complaints were filed against us and certain of our officers and affiliates, alleging violation of certain provisions of federal securities laws. We also recently entered into an agreement with the SEC to settle allegations stemming from our relationship with our former subadvisor, F-Squared. See “Item 3. Legal Proceedings” for additional information related to these matters.
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
We have a significant portion of our assets invested in marketable securities that are primarily comprised of our seed capital program, which exposes us to earnings volatility with regard to these investments and a risk of capital loss.
We use capital to seed new investment strategies and make new investments to introduce new products or enhance distribution access. At December 31, 2015, the Company had $273.7 million of seed capital investments in a variety of asset classes including alternative, fixed income and equity strategies. We also had $40.0 million invested in our consolidated investment product ("CIP"). Many of these investments employ a long-term investment strategy and entail an optimal investment period spanning several years. Accordingly, during this investment period, the Company’s capital utilized in these investments may not be available for other corporate purposes at all or without significantly diminishing our investment return. We cannot provide assurance that these investments will perform as expected. Moreover, increases or decreases in the value of these investments will increase the volatility of our earnings, and a decline in the value of these investments would result in the loss of capital and have an adverse impact on our results of operations and financial condition.
Our investment in our consolidated investment product exposes us to substantial risks, including but not limited to the possibility that we may not receive any return on such investment.
As of December 31, 2015, the Company had invested $40.0 million into a special purpose entity (“SPE”) that was created specifically to accumulate bank loan assets for securitization as a potential collateralized loan obligation (a “CLO”) that will be managed by our Newfleet affiliate. The SPE is a variable interest entity (a “VIE”), and the Company consolidates the SPE's assets and liabilities within our financial statements as it is the primary beneficiary of the VIE. We refer to the Company’s investment in this SPE as our consolidated investment product.
Our consolidated investment product entered into a warehouse financing agreement with a financial institution in August 2015, pursuant to which the warehouse provider will finance the purchase of loans that will be ultimately included in a CLO. The SPE selects the investments in the warehouse subject to the approval of the warehouse provider. Although we would anticipate completing the issuance of this particular CLO, we may not be able to complete such issuance on terms that are acceptable to us. If the relevant CLO transaction is not issued or consummated, as applicable, the warehouse investments may be liquidated, and we may lose some or all of our equity investment, or first loss investment in the warehouse facility if the value of the loans we purchased in it decreases. In addition, regardless of whether the CLO is issued or consummated, if any of the warehoused investments are sold before such issuance or consummation, we will bear any resulting loss on the sale.
We cannot assure you that our intended quarterly distributions will be paid each quarter or at all.
The declaration, payment and determination of the amount of our quarterly dividend, may change at any time. In making decisions regarding our quarterly dividend, we consider general economic and business conditions, our strategic plans and prospects, our businesses and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions and obligations, legal, tax, regulatory and other restrictions that may have implications on the payment of distributions by us to our common shareholders or by our subsidiaries to us, and such other factors as we may deem relevant. We cannot assure you that any distributions, whether quarterly or otherwise, will be paid.
We may need to raise additional capital in the future, and resources may not be available to us in sufficient amounts or on acceptable terms, which could have an adverse impact on our business.
Our ability to meet the future cash needs of the Company is dependent upon our ability to generate cash. Although the Company has been successful in generating sufficient cash in the past, it may not be in the future. As of December 31, 2015, we maintained a strong cash and working capital position and had no debt outstanding other than the debt of our consolidated investment product for which recourse to the Company is limited to its $40.0 million investment. See Footnote 18 of our consolidated financial statements for additional information on the debt of the consolidated investment product. We may need to raise capital to fund new business initiatives in the future, however, and financing may not be available to us in sufficient amounts, on acceptable terms, or at all. Our ability to access capital markets efficiently depends on a number of factors, including the state of credit and equity markets, interest rates and credit spreads. If we are unable to access sufficient capital on acceptable terms our business could be adversely impacted.
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
We may engage in strategic transactions that could create risks.
We regularly review, and from time to time have discussions with and engage in, potential strategic transactions, including potential acquisitions, consolidations, joint ventures or similar transactions, some of which may be material. We cannot provide assurance that we will find suitable candidates for strategic transactions at acceptable prices, have sufficient capital resources to pursue such transactions, be successful in negotiating the required agreements or successfully close transactions after signing such agreements.
Any strategic transactions may also involve a number of other risks, including additional demands on our staff, unanticipated problems regarding integration of operating facilities, technologies and new employees and the existence of liabilities or contingencies not disclosed to, or otherwise unknown by, us prior to closing a transaction. In addition, any business we acquire may underperform relative to expectations or may lose customers or employees. As a result, the Company may not be able to realize all of the expected benefits from such transactions or may be required to spend additional time or money on integration.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” "intent," "plan," “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “project,” “opportunity,” “predict,” “would,” “potential,” “future,” “forecast,” “guarantee,” “assume,” “likely,” “target” or similar statements or variations of such terms.
Our forward-looking statements are based on a series of expectations, assumptions and projections about our Company and the markets in which we operate, are not guarantees of future results or performance and involve substantial risks and uncertainty, including assumptions and projections concerning our assets under management, net cash inflows and outflows, operating cash flows, business plans and credit facilities, for all future periods. All of our forward-looking statements contained in this Annual Report on Form 10-K are as of the date of this Annual Report on Form 10-K only.
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
The Company is regularly involved in litigation and arbitration as well as examinations, inquiries and investigations by various regulatory bodies, including the SEC, involving its compliance with, among other things, securities laws, client investment guidelines, laws governing the activities of broker-dealers and other laws and regulations affecting its products and other activities. Legal and regulatory matters of this nature involve or may involve but are not limited to the Company’s activities as an employer, issuer of securities, investor, investment adviser, broker-dealer or taxpayer. In addition, in the normal course of business, the Company discusses matters with its regulators raised during regulatory examinations or is otherwise subject to their inquiry. These matters could result in censures, fines, penalties or other sanctions.
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
Regulatory Matter
As previously disclosed, in December 2014 the SEC announced a settlement with F-Squared Investments (“F-Squared”), an unaffiliated former subadviser, which settled charges that F-Squared had violated the federal securities laws as described in Investment Advisers Act Release No. 3988. The settlement related to F-Squared’s inaccurate performance information for the period of April 2001 through September 2008, including indices that certain Virtus mutual funds tracked beginning in September 2009 and January 2011. As part of the SEC’s non-public, confidential investigation of this matter, the SEC staff informed the Company that it was inquiring into whether the Company had violated securities laws or regulations with respect to F-Squared’s historical performance information. In November 2015, without admitting or denying the SEC's findings, the Company consented to the entry of the order which found that the Company violated certain Sections of the Investment Advisers Act and the Investment Company Act of 1940. The Company agreed to pay a total of $16.5 million which it paid in the fourth quarter of 2015.
In re Virtus Investment Partners, Inc. Securities Litigation; formerly styled as Tom Cummins v. Virtus Investment Partners Inc. et al
On February 20, 2015, a putative class action complaint alleging violation of the federal securities laws was filed by an individual shareholder against the Company and certain of the Company’s current officers (the “defendants”) in the United States District Court for the Southern District of New York. On April 21, 2015, three plaintiffs, including the original plaintiff, filed motions to be appointed lead plaintiff. On June 9, 2015, the court entered an order appointing Arkansas Teachers Retirement System lead plaintiff. On August 21, 2015, plaintiff filed a Consolidated Class Action Complaint (the “Consolidated Complaint”) amending the originally filed complaint. The Consolidated Complaint was purportedly filed on behalf of all purchasers of the Company’s common stock between January 25, 2013 and May 11, 2015 (the “Class Period”). The Consolidated Complaint alleges that during the Class Period, the defendants disseminated materially false and misleading statements and concealed material adverse facts relating to certain funds subadvised by F-Squared. The Consolidated Complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5. The plaintiff seeks to recover unspecified damages. The Company believes that the suit is without merit and intends to defend it vigorously. A motion to dismiss the Consolidated Complaint was filed on behalf of the Company and the other defendants on October 21, 2015. Briefing of the motion was completed on December 4, 2015, and oral argument was held on December 17, 2015. The motion is pending. The Company believes that there is not a material loss that is probable and reasonably estimable related to this claim.
Mark Youngers v. Virtus Investment Partners, Inc. et al
On May 8, 2015, a putative class action complaint alleging violations of certain provisions of the federal securities laws was filed in the United States District Court for the Central District of California by an individual who alleges he is a former shareholder of one of the Virtus mutual funds formerly subadvised by F-Squared and formerly known as the AlphaSector Funds. The complaint purports to allege claims against the Company, certain of the Company’s officers and affiliates, and certain other parties (the “defendants”). The complaint was purportedly filed on behalf of purchasers of the AlphaSector Funds between May 8, 2010 and December 22, 2014, inclusive (the “Class Period”). The complaint alleges that during the Class Period the defendants disseminated materially false and misleading statements and concealed or omitted material facts necessary to make the statements made not misleading. On June 7, 2015, a group of three individuals, including the original plaintiff, filed a motion to be appointed lead plaintiff. No other motions to be appointed lead plaintiff were filed. On July 27, 2015, the court granted the motion, appointing movants as lead plaintiff. On July 27, 2015, the court issued an order to show cause requiring lead plaintiff to explain no later than July 31, 2015, why his claims should not be transferred and consolidated with the In re Virtus Investment Partners, Inc. Securities Litigation action discussed above. On October 1, 2015, plaintiff filed a First Amended Class Action Complaint which among other things, added a derivative claim for breach of fiduciary duty on behalf of Virtus Opportunities Trust. On October 19, 2015, the United States District Court for the Central District of California entered an order transferring the action to the Southern District of New York. On January 4, 2016, Plaintiffs filed a Second Amended Complaint. Defendants’ filed a motion to dismiss on February 1, 2016. The Company believes the plaintiffs claims asserted in the complaint are frivolous and intends to defend it vigorously. The Company believes that there is not a material loss that is probable and reasonably estimable related to this claim.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NASDAQ Global Market under the trading symbol “VRTS.” As of February 5, 2016, we had 8,408,228 shares of our common stock outstanding that were held by approximately 60,400 holders of record. The table below sets forth the quarterly high and low sales prices of our common stock on the NASDAQ Global Market, and the amount of dividends declared, for each quarter in the last two fiscal years.

	Year Ended			Year Ended
	December 31, 2015			December 31, 2014
Quarter Ended	High	Low	Dividends Declared	High	Low	Dividends Declared
First Quarter	$171.00	$126.94	$0.45	$208.92	$169.03	$—
Second Quarter	$147.77	$113.47	$0.45	$215.72	$165.00	$0.45
Third Quarter	$134.78	$97.37	$0.45	$227.29	$166.35	$0.45
Fourth Quarter	$141.97	$94.52	$0.45	$188.04	$151.81	$0.45
On February 17, 2016, our board of directors declared a quarterly cash dividend of $0.45 per common share to be paid on May 13, 2016 to shareholders of record at the close of business on April 29, 2016.
There have been no non-cash dividends on our common stock with respect to the periods presented. The continuation of the payment of any dividends on our common stock and the amount thereof will be determined by our board of directors depending upon, among other factors, our earnings, operations, financial condition, capital requirements and general business outlook at the time payment is considered.
Issuer Purchases of Equity Securities
During 2015, we repurchased a total of 638,703 shares of our common stock pursuant to a repurchase program implemented by our board of directors in 2010. In 2015, we authorized an additional 1.5 million shares of our common stock to be repurchased under the share repurchase program. As of December 31, 2015, 2.7 million shares of our common stock have been authorized to be repurchased under the program and 1,485,856 shares remain available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases and/or privately negotiated transactions, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.
The following table sets forth information regarding our share repurchases in each month during the quarter ended December 31, 2015:

Month	Total number of shares repurchased	Average price paid per share (1)	Total number of shares repurchased as part of publicly announced plans or programs	Maximum number of shares that may yet be repurchased under the plans or programs (2)
October 1—31, 2015	—	$—	—	1,756,091
November 1—30, 2015	156,174	$129.64	156,174	1,599,917
December 1—31, 2015	114,061	$129.05	114,061	1,485,856
Total	270,235		270,235

(1)	Average price paid per share is calculated on a settlement basis and excludes commissions.

(2)
The share repurchases above were completed pursuant to a program announced in the fourth quarter of 2010 and most recently expanded in October 2015. This repurchase program is not subject to an expiration date.

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

($ in thousands, except per share data)	Years Ended December 31,
	2015 (1)	2014 (1)	2013 (1)	2012 (2)	2011 (2)
Results of Operations
Revenues	$381,977	$450,598	$389,215	$280,086	$204,652
Operating expenses	301,599	319,878	275,711	219,641	190,749
Operating income	80,378	130,720	113,504	60,445	13,903
Income tax expense (benefit) (3)	36,972	39,349	44,778	27,030	(132,428)
Net income (3)	30,671	96,965	77,130	37,773	145,420
Net income attributable to common stockholders (3)	35,106	97,700	75,190	37,608	111,678
Earnings per share—basic (3)	3.99	10.75	9.18	4.87	17.98
Earnings per share—diluted (3)	3.92	10.51	8.92	4.66	16.34
Cash dividends declared per share	1.80	1.35	—	—	—
	As of December 31,
	2015 (1)	2014 (1)	2013 (2)	2012 (2)	2011 (2)
Balance Sheet Data
Cash and cash equivalents	$87,574	$202,847	$271,014	$63,432	$45,267
Investments	56,738	63,448	37,258	18,433	18,357
Investments of consolidated sponsored investment products	323,335	236,652	139,054	43,227	—
Investments of consolidated investment product	199,485	—	—	—	—
Goodwill and other intangible assets, net	47,588	47,043	49,893	53,971	56,891
Total assets	859,729	698,773	644,954	332,749	286,379
Accrued compensation and benefits	49,617	54,815	53,140	41,252	31,171
Debt	—	—	—	15,000	15,000
Debt of consolidated investment product	152,597	—	—	—	—
Total liabilities	276,408	112,350	109,900	85,115	68,007
Redeemable noncontrolling interests	73,864	23,071	42,186	3,163	—
Total equity	509,457	563,352	492,868	244,471	183,155
	As of December 31,
	2015	2014	2013	2012	2011
($ in millions)
Assets Under Management
Total assets under management	$47,385	$56,702	$57,740	$45,537	$34,588

(1)	Derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	Derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

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

We offer investment strategies for individual and institutional investors in different product structures and through multiple distribution channels. Our investment strategies are available in a diverse range of styles and disciplines, managed by a collection of boutique investment managers, both affiliated and unaffiliated. We have offerings in various asset classes (domestic and international equity, fixed income and alternative), in all market capitalizations (large, mid and small), in different styles (growth, blend and value) and with various investment approaches (fundamental, quantitative and thematic). Our retail products include open-end mutual funds, closed-end funds, exchange traded funds (“ETFs”), variable insurance funds, UCITs, and separately managed accounts. We also offer certain of our investment strategies to institutional clients.

We distribute our open-end funds and exchange traded funds principally through financial intermediaries. We have broad access in the retail market, with distribution partners that include national and regional broker-dealers, independent broker-dealers and registered investment advisors, banks and insurance companies. In many of these firms, we have a number of products that are on firms’ preferred “recommended” lists and on fee-based advisory programs. Our sales efforts are supported by regional sales professionals, a national account relationship group and separate teams for exchange traded funds, our retirement and insurance products.

Our separately managed accounts are distributed through financial intermediaries and directly by teams at one of our affiliated managers. Our institutional distribution strategy is an affiliate-centric and coordinated model. Through relationships with consultants, our affiliates target key market segments, including foundations and endowments, corporate, public and private pension plans and unaffiliated mutual funds.

Market Developments

In 2015, the global equity markets were down as evidenced by the MSCI World Index ending the year at 1,663 as compared to 1,710 at the start of the year, a decrease of 2.7%. The major U.S. equity indexes were also down for 2015, with the Dow Jones Industrial Average ending the year at 17,425, from 17,823 at the beginning of the year, a decrease of 2.2%, and the Standard & Poor’s 500 Index decreased by 0.7% ending the year at 2,044, from 2,059 at the beginning of the year. The major U.S. bond index, the Barclays U.S. Aggregate Bond Index, increased 0.5% in 2015 ending the year at 1,925, compared to 1,915 at the beginning of the year.

The financial markets have had and are likely to continue to have a significant impact on asset flows and the value of our assets under management. The capital and financial markets could experience fluctuation, volatility and declines, as they have in the past, which could impact relative investment returns and asset flows among investment products as well as investor choices and preferences among investment products, including equity, fixed income and alternative products.

Financial Highlights

•	Net income per diluted share was $3.92 in 2015 compared to $10.51 in 2014.

•	Total sales (inflows) were $12.7 billion in 2015 compared to $15.2 billion in 2014. Net outflows were $6.3 billion in 2015 compared to $1.2 billion in 2014.

•	Assets under management were $47.4 billion at December 31, 2015 compared to $56.7 billion at December 31, 2014.

Assets Under Management

At December 31, 2015, we managed $47.4 billion in total assets, representing a decrease of $9.3 billion, or 16.4%, from the $56.7 billion managed at December 31, 2014. The decrease in assets under management was primarily due to net outflows of $6.3 billion and market depreciation of $2.2 billion. The $6.3 billion in net outflows during 2015 was primarily attributable to $6.6 billion in net outflows in five Virtus open-end funds, previously known as the AlphaSector funds. During 2015, the Company terminated the services of the unaffiliated subadviser to the former AlphaSector funds and at December 31, 2015, assets under management in these products represented $2.7 billion, or 5.7% of total assets under management. Excluding the former AlphaSector funds, net inflows were $0.3 billion during 2015.

Assets under management for our open-end funds were $28.9 billion at December 31, 2015, a decrease of $8.6 billion, or 23.0%, from $37.5 billion at December 31, 2014. Average assets under management for all products, which generally correspond to our fee-earning asset levels, decreased by $6.8 billion, or 11.5%, to $52.3 billion for the year ended December 31, 2015, from $59.1 billion for the year ended December 31, 2014 for the same reasons discussed above regarding total assets under management.

Certain mutual funds employ the use of leverage as part of their investment strategies. The addition or reduction of leverage will increase or decrease our assets under management, as the proceeds from the use of leverage are invested in accordance with the funds’ investment strategies. For the periods ended December, 31, 2015, 2014 and 2013, we had assets under management from the use of leverage of $1.6 billion, $1.8 billion and $2.2 billion, respectively, which represents 3.5%, 3.3% and 3.8% of our total assets under management, respectively.

The changes in our assets under management may also be affected by the factors discussed in Item 1A of this Annual Report on Form 10-K “Risk Factors”.

Operating Results

In 2015, total revenues decreased 15.2% to $382.0 million from $450.6 million in 2014. Revenues decreased in 2015 compared to 2014, primarily as a result of a decrease in average assets under management. Operating income decreased by 38.5% from $130.7 million in 2014 to $80.4 million in 2015, primarily due to decreased revenues driven by lower levels of average assets under management offset by lower operating expenses associated with the decreased revenues discussed above.

Assets Under Management by Product

The following table summarizes our assets under management by product:

	As of December 31,			Change
	2015	2014	2013	2015 vs. 2014%		2014 vs. 2013%
($ in millions)

Fund assets
Open-end funds (1)	$28,882.1	$37,514.2	$37,679.5	$(8,632.1)	(23.0)%	$(165.3)	(0.4)%
Closed-end funds	6,222.3	7,581.4	6,499.6	(1,359.1)	(17.9)%	1,081.8	16.6%
Exchange traded funds	340.8	—	—	340.8	100.0%	—	—%
Money market funds (2)	—	—	1,556.6	—	—%	(1,556.6)	(100.0)%
Total fund assets	35,445.2	45,095.6	45,735.7	(9,650.4)	(21.4)%	(640.1)	(1.4)%
Separately managed accounts (3)	6,784.4	6,884.8	7,433.1	(100.4)	(1.5)%	(548.3)	(7.4)%
Total retail assets	42,229.6	51,980.4	53,168.8	(9,750.8)	(18.8)%	(1,188.4)	(2.2)%
Total institutional accounts (3)	5,155.7	4,722.0	4,570.8	433.7	9.2%	151.2	3.3%
Total Assets Under Management	$47,385.3	$56,702.4	$57,739.6	$(9,317.1)	(16.4)%	$(1,037.2)	(1.8)%
Average Assets Under Management	$52,310.5	$59,122.1	$52,975.8	$(6,811.6)	(11.5)%	$6,146.3	11.6%

(1)	Includes assets under management of open-end mutual funds, UCITS and variable insurance funds.

(2)	On October 20, 2014, our money market funds were liquidated.

(3)	Includes assets under management related to option strategies.

Asset Flows by Product
The following table summarizes our asset flows by product for the periods indicated:

($ in millions)	December 31,
	2015	2014	2013
Open-End Funds (1)
Beginning balance	$37,514.2	$37,679.5	$27,122.8
Inflows	10,046.8	12,733.7	19,146.3
Outflows	(17,010.5)	(13,428.1)	(11,237.1)
Net flows	(6,963.7)	(694.4)	7,909.2
Market performance	(1,511.5)	1,297.2	2,337.9
Other (2)	(156.9)	(768.1)	309.6
Ending balance	$28,882.1	$37,514.2	$37,679.5
Closed-End Funds
Beginning balance	$7,581.4	$6,499.6	$6,231.6
Inflows	—	493.8	—
Outflows	—	—	—
Net flows	—	493.8	—
Market performance	(811.9)	799.3	728.2
Other (2)	(547.2)	(211.3)	(460.2)
Ending balance	$6,222.3	$7,581.4	$6,499.6
Exchange Traded Funds
Beginning balance	$—	$—	$—
Inflows	342.8	—	—
Outflows	(49.0)	—	—
Net flows	293.8	—	—
Market performance	(27.9)	—	—
Other (2)	74.9	—	—
Ending balance	$340.8	$—	$—
Money Market Funds
Beginning balance	$—	$1,556.6	$1,994.1
Other (2)	—	(1,556.6)	(437.5)
Ending balance	$—	$—	$1,556.6
Separately Managed Accounts (3)
Beginning balance	$6,884.8	$7,433.1	$5,829.0
Inflows	1,291.9	1,333.6	1,384.0
Outflows	(1,428.6)	(2,244.8)	(1,225.9)
Net flows	(136.7)	(911.2)	158.1
Market performance	70.7	355.5	1,481.4
Other (2)	(34.4)	7.4	(35.4)
Ending balance	$6,784.4	$6,884.8	$7,433.1
Institutional Accounts (3)
Beginning balance	$4,722.0	$4,570.8	$4,359.5
Inflows	1,008.3	650.5	796.3
Outflows	(526.1)	(743.0)	(782.1)
Net flows	482.2	(92.5)	14.2
Market performance	46.2	389.2	314.7
Other (2)	(94.7)	(145.5)	(117.6)
Ending balance	$5,155.7	$4,722.0	$4,570.8
Total
Beginning balance	$56,702.4	$57,739.6	$45,537.0
Inflows	12,689.8	15,211.6	21,326.6
Outflows	(19,014.2)	(16,415.9)	(13,245.1)
Net flows	(6,324.4)	(1,204.3)	8,081.5
Market performance	(2,234.4)	2,841.2	4,862.2
Other (2)	(758.3)	(2,674.1)	(741.1)
Ending balance	$47,385.3	$56,702.4	$57,739.6

(1)	Includes assets under management of open-end mutual funds, UCITS and variable insurance funds.

(2)
Represents dividends distributed, net of reinvestments, net flows of cash management strategies, net flows and market performance on structured products, which are a component of institutional accounts, and net flows from non-sales related activities such as asset acquisitions/(dispositions), marketable securities investments/(withdrawals) and the impact on assets from the use of leverage.

(3)    Includes assets under management related to option strategies
The following table summarizes our assets under management by asset class:

	December 31,			Change
	2015	2014	2013	2015 vs. 2014%		2014 vs. 2013%
($ in millions)
Asset Class
Equity	$28,314.9	$34,180.7	$33,610.7	$(5,865.8)	(17.2)%	$570.0	1.7%
Fixed income	15,115.6	16,681.6	15,829.4	(1,566.0)	(9.4)%	852.2	5.4%
Alternatives (1)	3,468.7	5,372.4	5,308.3	(1,903.7)	(35.4)%	64.1	1.2%
Other (2)	486.1	467.7	2,991.2	18.4	3.9%	(2,523.5)	(84.4)%
Total	$47,385.3	$56,702.4	$57,739.6	$(9,317.1)	(16.4)%	$(1,037.2)	(1.8)%

(1)	Consists of long/short equity, real estate securities, master-limited partnerships and other.

(2)	Consists of option strategies and cash management; at December 31, 2013, cash management strategies, which were liquidated in 2014, were $1,587.6 million.
Average Assets Under Management and Average Basis Points
The following table summarizes average assets under management and the average management fee earned:

	December 31,
	Average Fee Earned (expressed in basis points)			Average Assets Under Management ($ in millions)
	2015	2014	2013	2015	2014	2013
Products
Open-End Funds (1)	48.2	51.3	51.1	$33,290.1	$39,620.3	$33,821.0
Closed-End Funds	66.7	65.6	61.6	6,946.3	7,112.9	6,476.0
Exchange Traded Funds	23.6	—	—	179.3	—	—
Money Market Funds	—	—	1.6	—	1,060.1	1,700.7
Separately Managed Accounts (2)	54.1	51.9	48.7	6,863.8	6,774.2	6,471.4
Institutional Accounts (2)	34.9	35.5	33.7	5,031.0	4,554.6	4,506.7
All Products	50.1	50.9	49.2	$52,310.5	$59,122.1	$52,975.8

(1)	Includes assets under management of open-end mutual funds, UCITS and variable insurance funds.

(2)	Includes assets under management related to options strategies.

Average fees earned represent investment management fees net of fees paid to third-party service providers for investment management related services and less the impact of investment management fees earned from consolidated sponsored investment products divided by average net assets. Mutual funds and exchange traded fund fees are calculated based on average daily or weekly net assets. Separately managed account fees are calculated based on the end of the preceding or current quarter’s asset values or on an average of month-end balances. Institutional account fees are calculated based on an average of month-end balances or current quarter’s asset values. Average fees earned will vary based on several factors, including the asset mix and reimbursements to funds.

Year ended December 31, 2015 compared to year ended December 31, 2014. The average fee rate earned for 2015 decreased 0.8 basis points as compared to the prior year primarily related to a 3.1 basis point decrease in the open-end mutual fund fee rate partially offset by an increase in the average fee rate on separately managed accounts which was driven by increased average high net worth assets under management. The 3.1 basis point decline in the open-end fund fee rate was primarily attributable to a negative $13.3 million variable incentive fee from one mutual fund during 2015. Excluding the variable incentive fee, the open-end fund fee rate would have been 52.2 basis points in 2015 compared to 50.9 in 2014.

Year ended December 31, 2014 compared to year ended December 31, 2013. The average fee rate earned for 2014 increased 1.7 basis points as compared to the prior year primarily related to the liquidation of our money market funds in October 2014 and an increase in the closed-end fund fee rate related to a closed-end fund launch during the year. The average fee rate earned on institutional and separately managed accounts increased in 2014 as compared to 2013 primarily due to the redemption of low fee earning accounts.
Results of Operations
Summary Financial Data

	Years Ended December 31,			Change
	2015	2014	2013	2015 vs. 2014%		2014 vs. 2013%
($ in thousands)
Investment management fees	$264,865	$300,663	$260,557	$(35,798)	(11.9)%	$40,106	15.4%
Other revenue	117,112	149,935	128,658	(32,823)	(21.9)%	21,277	16.5%
Total revenues	381,977	450,598	389,215	(68,621)	(15.2)%	61,383	15.8%
Total operating expenses	301,599	319,878	275,711	(18,279)	(5.7)%	44,167	16.0%
Operating income	80,378	130,720	113,504	(50,342)	(38.5)%	17,216	15.2%
Other (expense) income, net	(26,650)	(2,843)	5,939	(23,807)	837.4%	(8,782)	(147.9)%
Interest income, net	13,915	8,437	2,465	5,478	64.9%	5,972	242.3%
Income before income taxes	67,643	136,314	121,908	(68,671)	(50.4)%	14,406	11.8%
Income tax expense	36,972	39,349	44,778	(2,377)	(6.0)%	(5,429)	(12.1)%
Net income	30,671	96,965	77,130	(66,294)	(68.4)%	19,835	25.7%
Noncontrolling interests	4,435	735	(1,940)	3,700	503.4%	2,675	(137.9)%
Net income attributable to common stockholders	$35,106	$97,700	$75,190	$(62,594)	(64.1)%	$22,510	29.9%
Earnings per share - diluted	$3.92	$10.51	$8.92	$(6.59)	(62.7)%	$1.59	17.8%

Revenues

Total revenues were $382.0 million in 2015 compared to $450.6 million in 2014 representing a decrease of $68.6 million or 15.2%. The decrease was primarily due to lower average assets under management and lower fee rates in 2015 compared to 2014.

Revenues by source were as follows:

	Years Ended December 31,			Change
($ in thousands)	2015	2014	2013	2015 vs 2014%		2014 vs 2013%
Investment management fees
Funds	$209,994	$249,348	$213,863	$(39,354)	(15.8)%	$35,485	16.6%
Separately managed accounts	37,296	35,153	31,510	2,143	6.1%	3,643	11.6%
Institutional accounts	17,575	16,162	15,184	1,413	8.7%	978	6.4%
Total investment management fees	264,865	300,663	260,557	(35,798)	(11.9)%	40,106	15.4%
Distribution and service fees	67,066	91,950	78,965	(24,884)	(27.1)%	12,985	16.4%
Administration and transfer agent fees	48,247	56,016	48,185	(7,769)	(13.9)%	7,831	16.3%
Other income and fees	1,799	1,969	1,508	(170)	(8.6)%	461	30.6%
Total revenues	$381,977	$450,598	$389,215	$(68,621)	(15.2)%	$61,383	15.8%

Investment Management Fees

Year ended December 31, 2015 compared to year ended December 31, 2014. Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payments. Investment management fees decreased by $35.8 million or 11.9% for the year ended December 31, 2015 due to a 11.5% decrease in average assets under management. The decrease in average assets under management for the year ended December 31, 2015 was due primarily to net outflows and market depreciation related to our open-end funds.

Year ended December 31, 2014 compared to year ended December 31, 2013. Investment management fees increased by $40.1 million or 15.4% for the year ended December 31, 2014 due to an 11.6% increase in average assets under management and an increase of approximately two basis points in average fee rate earned. The increase in average assets under management for the year ended December 31, 2014 was due primarily to the 2013 growth in assets under management that resulted from net inflows and market appreciation. Revenues increased at a higher rate than assets under management due to the increase in the average fee rate earned and the timing of flows during the year.

Distribution and Service Fees

Year ended December 31, 2015 compared to year ended December 31, 2014. Distribution and service fees, which are asset-based fees earned from open-end funds for distribution services, decreased by $24.9 million or 27.1% for the year ended December 31, 2015 as compared to the prior year due to lower average open-end assets under management and a lower percentage of assets under management in share classes that pay distribution and service fees. The decrease in fees also resulted in a corresponding decrease in distribution and administrative expenses, primarily driven by decreased payments to third-party distribution partners for providing services to investors in our sponsored funds, including marketing support services.

Year ended December 31, 2014 compared to year ended December 31, 2013. Distribution and service fees increased by $13.0 million or 16.4% for the year ended December 31, 2014 as compared to the prior year due to higher average open-end assets under management. The increase in fees also resulted in a corresponding increase in distribution and administrative expenses, primarily driven by increased payments to third-party distribution partners for providing services to investors in our sponsored funds, including marketing support services.

Administration and Transfer Agent Fees

Year ended December 31, 2015 compared to year ended December 31, 2014. Administration and transfer agent fees represent fees earned for fund administration and shareholder services primarily from our open-end mutual funds and certain of our closed-end funds. Fund administration and transfer agent fees decreased $7.8 million or 13.9% for the year ended December 31, 2015 as compared to the prior year due to lower average assets under management.

Year ended December 31, 2014 compared to year ended December 31, 2013. Fund administration and transfer agent fees increased $7.8 million or 16.3% for the year ended December 31, 2014 as compared to the prior year due to higher average open-end mutual fund assets under management.

Other Income and Fees

Year ended December 31, 2015 compared to year ended December 31, 2014. Other income and fees primarily represent contingent sales charges earned from investor redemptions of certain shares sold without a front-end sales charge. Other income and fees decreased $0.2 million or 8.6%, primarily due to lower ancillary fees related to the high net worth business.

Year ended December 31, 2014 compared to year ended December 31, 2013. Other income and fees increased $0.5 million or 30.6%, primarily due to an increase in contingent sales charges earned from redemptions.

Operating Expenses

Total operating expenses were $301.6 million in 2015 compared with $319.9 million in 2014 representing a decrease of $18.3 million or 5.7%. The decrease was primarily related to a decrease in distribution and other asset-based expenses offset by an increase in other operating expenses.

Operating expenses by category were as follows:

	Years Ended December 31,			Change
	2015	2014	2013	2015 vs 2014%		2014 vs 2013%
($ in thousands)
Operating expenses
Employment expenses	$137,095	$139,809	$131,768	$(2,714)	(1.9)%	$8,041	6.1%
Distribution and other asset-based expenses	89,731	123,665	97,786	(33,934)	(27.4)%	25,879	26.5%
Other operating expenses	68,035	49,569	39,119	18,466	37.3%	10,450	26.7%
Restructuring and severance	—	294	203	(294)	(100.0)%	91	44.8%
Depreciation and amortization expense	6,738	6,541	6,835	197	3.0%	(294)	(4.3)%
Total operating expenses	$301,599	$319,878	$275,711	$(18,279)	(5.7)%	$44,167	16.0%

Employment Expenses

Year ended December 31, 2015 compared to year ended December 31, 2014. Employment expenses primarily consist of fixed and variable compensation and related employee benefit costs. Employment expenses of $137.1 million decreased $2.7 million or 1.9% as compared to the year ended December 31, 2014. The decrease was primarily due to a reduction in profit and sales based variable compensation resulting from lower profits and sales offset by an increase in fixed employment expenses related to higher staffing levels at our affiliates and due to the acquisition of Virtus ETF Solutions.

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

Distribution and Other Asset-Based Expenses

Year ended December 31, 2015 compared to year ended December 31, 2014. Distribution and other asset-based expenses consist primarily of payments to third-party distribution partners for providing services to investors in our sponsored funds and payments to third-party service providers for investment management related services. These payments are primarily based on percentages of assets under management or revenues. These expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized on a straight line basis over the periods in which commissions are generally recovered from distribution fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares. Distribution and administrative expenses decreased $33.9 million or 27.4% in the year ended December 31, 2015 as compared to the prior year. The decrease was primarily attributable to lower average open-end assets under management, a lower percentage of assets under management in share classes where we pay distribution expenses and closed-end fund structuring costs of $9.6 million incurred in 2014 in connection with the launch of a closed-end fund in 2014, as no such costs were incurred in 2015. The reduction in expense was partially offset by an increase in payments to third-party service providers for investment management related services.

Year ended December 31, 2014 compared to year ended December 31, 2013. Distribution and administrative expenses increased $25.9 million or 26.5% in the year ended December 31, 2014 as compared to the prior year. The increase was primarily attributable to closed-end fund structuring costs of $9.6 million incurred in connection with the launch of a closed-end fund in 2014 as well as higher average open-end assets under management.

Other Operating Expenses

Year ended December 31, 2015 compared to year ended December 31, 2014. Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and distribution related costs, rent and occupancy expenses, operating expenses of our consolidated sponsored investment products and other miscellaneous costs. Other operating expenses increased $18.5 million or 37.3% to $68.0 million for the year ended December 31, 2015 as compared to $49.6 million in the prior year. The increase over the prior year was primarily due to the previously disclosed $16.5 million regulatory settlement.

Year ended December 31, 2014 compared to year ended December 31, 2013. Other operating expenses increased $10.5 million or 26.7% to $49.6 million for the year ended December 31, 2014 as compared to $39.1 million in the prior year. The increase over the prior year reflected additional costs primarily attributable to increased sales and marketing activities, professional fees and costs related to the ongoing transition of middle-and-back office systems to a third-party service provider. Other operating expenses of consolidated sponsored investment products increased by $2.2 million over the prior year, reflecting the consolidation of an additional four funds during the year.

Restructuring and Severance

We incurred $0.3 million and $0.2 million of restructuring and severance costs in 2014 and 2013, respectively, resulting from staff reductions.

Depreciation and Amortization Expense

Year ended December 31, 2015 compared to year ended December 31, 2014. Depreciation and amortization expense consists primarily of the straight-line depreciation of furniture, equipment and leasehold improvements as well as the amortization of acquired investment advisory contracts, recorded as definite-lived intangible assets, both over their estimated useful lives. Depreciation and amortization expense increased $0.2 million or 3.0% to $6.7 million for the year ended December 31, 2015 primarily due to higher depreciation as a result of the increase in our furniture, equipment and leasehold improvements, partially offset by lower amortization of intangible assets.

Year ended December 31, 2014 compared to year ended December 31, 2013. Depreciation and amortization expense decreased $0.3 million or 4.3% to $6.5 million for the year ended December 31, 2014 as compared to $6.8 million in the prior year primarily as a result of the increase in our furniture, equipment and leasehold improvements as a result of the growth in the business offset by lower amortization of intangible assets.

Other Income (Expense), net

Year ended December 31, 2015 compared to year ended December 31, 2014. Other income (expense), net consists primarily of realized and unrealized gains and losses recorded on investments, investments of consolidated sponsored investment products and our consolidated investment product as well as other income including earnings from equity method investments. Other (expense) income, net decreased from the prior year by $23.8 million or 837.4%. Realized and unrealized losses on investments of consolidated sponsored investment products and the consolidated investment product were $26.7 million in 2015, compared to $4.6 million during the prior year. Excluding investments of consolidated sponsored investment products and the consolidated investment product, other (expense) income, net decreased $1.8 million primarily due to a decrease in realized and unrealized gains on investments partially offset by an increase in earnings on equity method investments.

Year ended December 31, 2014 compared to year ended December 31, 2013. Other (expense) income, net, decreased from the prior year by $8.8 million or 147.9%. Excluding investments of consolidated sponsored investment products, Other (expense) income, net decreased $0.6 million primarily due to a decrease in realized and unrealized gains on investments partially offset by an increase in earnings on equity method investments. Investments of consolidated sponsored investment products recognized $4.6 million of unrealized losses during 2014 versus $3.5 million of unrealized gains during the prior year.

Interest Income (Expense), net

Year ended December 31, 2015 compared to year ended December 31, 2014. Interest income, net consists of interest and dividend income earned on cash equivalents, investments, the investments of our consolidated sponsored investment products and our consolidated investment product. Interest income, net increased $5.5 million or 64.9% in 2015 compared to the prior year. The increase in interest income, net, was primarily due to higher interest and dividend income earned on our investments and the investments of our consolidated sponsored investment products. Investments of consolidated sponsored investment products have grown $86.7 million, or 36.6%, during 2015 from $236.7 million at December 31, 2014 to $323.3 million at December 31, 2015. Additionally our consolidated investment product has investments of $199.5 million at December 31, 2015 compared to $0 at December 31, 2014.

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

Income Tax Expense

Year ended December 31, 2015 compared to year ended December 31, 2014. The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 54.6% and 28.9% for 2015 and 2014, respectively. The increase in the 2015 effective tax rate as compared to 2014 was primarily due to an increase in the valuation allowances related to the unrealized loss position on our marketable securities in 2015 as well as a non recurring tax benefit recognized in 2014 related to the settlement of an audit of our 2011 federal corporate income tax return.

Year ended December 31, 2014 compared to year ended December 31, 2013. The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 28.9% and 36.7% for 2014 and 2013, respectively. Our effective tax rate for the year ended December 31, 2014 was impacted by a net tax benefit of approximately $15.5 million due to the settlement of an Internal Revenue Service (“IRS”) examination of our 2011 federal consolidated corporate income tax return. The net benefit arose from the settlement of the Company’s 2011 IRS exam and was comprised of the recognition of tax benefits from previously uncertain tax positions of approximately $31.0 million and a reduction in the available loss deduction of approximately $15.5 million of which both relate to the past dissolution of a subsidiary. This benefit was partially offset by a $2.2 million valuation allowance primarily related to unrealized mark-to-market loss positions on our seed capital portfolio.

Effects of Inflation

Inflationary pressures can result in increases to our cost structure, especially to the extent that large expense components such as compensation are impacted. To the degree that these expense increases are not recoverable or cannot be counterbalanced through pricing increases due to the competitive environment, our profitability could be negatively impacted. In addition, the value of the assets that we manage may be negatively impacted when inflationary expectations result in a rising interest rate environment. Declines in the values of these assets under management could lead to reduced revenues as management fees are generally earned as a percent of assets under management.
Liquidity and Capital Resources
Certain Financial Data
The following tables summarize certain key financial data relating to our liquidity and capital resources:

	December 31,			Change
($ in thousands)	2015	2014	2013	2015 vs. 2014%		2014 vs. 2013%
Balance Sheet Data
Cash and cash equivalents	$87,574	$202,847	$271,014	$(115,273)	(56.8)%	$(68,167)	(25.2)%
Investments	56,738	63,448	37,258	(6,710)	(10.6)%	26,190	70.3%
Deferred taxes, net	54,143	60,162	64,500	(6,019)	(10.0)%	(4,338)	(6.7)%
Dividends payable	4,233	4,270	—	(37)	(0.9)%	4,270	100.0%
Total equity	509,457	563,352	492,868	(53,895)	(9.6)%	70,484	14.3%

	Years Ended December 31,
	2015	2014	2013
Cash Flow Data
Provided by (used in)
Operating activities	$(209,430)	$(58,871)	$28,837
Investing activities	(6,438)	(8,181)	(6,231)
Financing activities	109,948	(1,189)	185,493

Overview

We maintained significant liquidity and capital resources during the year ended December 31, 2015. At December 31, 2015, we had $87.6 million of cash and cash equivalents and $41.5 million of investments in marketable securities compared to $202.8 million of cash and cash equivalents and $50.3 million of investments in marketable securities at December 31, 2014. We have additional liquidity available through an amended, senior secured revolving credit facility ("Credit Facility") that allows us to borrow up to $75.0 million, which expires in September 2017. Under the terms of the underlying credit agreement, we can increase this facility to $125.0 million upon satisfaction of certain approval requirements by the lending group. At December 31, 2015, we had no outstanding borrowings under the Credit Facility.

Short-Term Capital Requirements

Our short-term capital requirements, which we consider to be those capital requirements due within one year, include payment of annual incentive compensation, income tax payments and other operating expenses, primarily consisting of investment research and technology costs, professional fees, distribution and occupancy costs. Incentive compensation which is one of the largest annual operating cash expenditures is paid in the first quarter of the year. In the first quarter of 2015 and 2014, we paid approximately $45.9 million and $45.0 million, respectively, in incentive compensation earned during the years ended December 31, 2014 and 2013, respectively. Short-term capital requirements may also be affected by employee tax withholding payments related to the net share settlement of equity awards. Our liquidity could also be impacted by certain commitments and contingencies as described in Note 10 of our consolidated financial statements.

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

During 2015, our Board of Directors authorized an additional 1.5 million shares of our common stock to be repurchased under our share repurchase program that was implemented in 2010. As of December 31, 2015, 2.7 million shares of our common stock have been authorized to be repurchased under the program and 1,485,856 shares remain available for repurchase. Under the terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases and/or privately negotiated transactions, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time. During 2015, we paid approximately $80.0 million to repurchase a total of 638,703 common shares under the board authorized share repurchase program. During 2014, we paid approximately $40.3 million to repurchase 225,441 common shares under the same program.

In each quarter of 2015, we paid cash dividends on our common stock in the amount of $0.45 per share, respectively, totaling $16.0 million for the year. On February 11, 2016, we paid a cash dividend on our common stock in the amount of $0.45 per share totaling $3.8 million. On February 17, 2016, our Board of Directors declared a quarterly cash dividend of $0.45 per common share to be paid on May 13, 2016 to shareholders of record at the close of business on April 29, 2016. During 2014, we paid cash dividends on our common stock totaling $8.2 million.

During 2015, we made seed investments of $60.5 million into nine new mutual funds and invested $40.0 million in a special purpose entity ("SPE"), that we refer to as a consolidated investment product, that was created specifically to accumulate bank loan assets for securitization as a potential CLO that will be managed by our Newfleet affiliate. At December 31, 2015, we had total seed and CLO investments of $273.7 million and $38.2 million, respectively.

Capital and Reserve Requirements

The Company has two broker-dealer subsidiares registered with the SEC and are subject to certain rules regarding minimum net capital, as defined by those rules. The broker-dealers are required to maintain a ratio of “aggregate indebtedness” to “net capital,” as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us including additional reporting requirements, a lower required ratio of aggregate indebtedness to net capital or interruption of our business. At December 31, 2015 and 2014, the ratio of aggregate indebtedness to net capital of our broker-dealers was below the maximum allowed, and net capital was significantly greater than the required minimum.

Balance Sheet

Cash and cash equivalents consist of cash in banks and money market fund investments. Investments consist primarily of investments in our affiliated mutual funds. Consolidated sponsored investment products primarily represent investment products we sponsor and where we own a majority of the voting interest in the entity. As of December 31, 2015, we consolidated a total of twelve sponsored investment products. Our consolidated investment product represents the Company's investment in a SPE created in 2015 specifically with the objective to issue a collateralized loan obligation. At both December 31, 2015 and 2014, we had no debt outstanding that was a general obligation of the Company.

Operating Cash Flow

Net cash used in operating activities of $209.4 million for 2015 increased by $150.5 million from net cash used in operating activities of $58.9 million in 2014. The increase in net cash used in operating activities was primarily due to (1) lower net income and (2) increases in net purchases of investments by the consolidated investment product. The increases were partially offset by decreases in (1) purchases of investments by consolidated sponsored investment products and (2) decreased excess tax benefits from stock-based compensation. Net cash from operating activities includes the operating activities of our consolidated sponsored investment products and the consolidated investment product. These cash flows from the portion of the products we do not own do not directly impact the cash flow related to our shareholders.

Net cash used in operating activities of $58.9 million for 2014 decreased by $87.7 million from net cash provided by operating activities of $28.8 million in 2013 due primarily to increases in net purchases of investments by consolidated sponsored investment products of $95.2 million. Excluding the net purchases of investments by consolidated sponsored investment products, net cash provided by operating activities increased $7.5 million. This increase is primarily attributable to increases in cash pledged or on deposit of consolidated sponsored investment products, increases in the recognition of excess tax benefits from stock-based compensation and decreased deferred income taxes and accrued compensation, accounts payable and accrued liabilities, partially offset by cash generated from increased operating profitability and increases in sales of trading securities, net.

Investing Cash Flow

Net cash used in investing activities consists primarily of capital expenditures and other investing activities related to our business operations. Net cash used in investing activities of $6.4 million for 2015 decreased by $1.8 million from net cash used in investing activities of $8.2 million in 2014 due to the decrease of $3.4 million in the amount paid for asset acquisitions of equity method and other investments partially offset by increased capital expenditures of $2.3 million in the current year as compared to the prior year.

Net cash used in investing activities of $8.2 million for 2014 increased by $2.0 million from net cash used in investing activities of $6.2 million in the prior year due to an increase in the amount paid for asset acquisitions of equity method and other investments in 2014 as compared to 2013.

Financing Cash Flow

Cash flows from financing activities consist primarily of repurchases of our common stock, payments to settle minimum tax withholding obligations for the net share settlement of employee share transactions, payments of cash dividends on our common stock and contributions to noncontrolling interests related to our consolidated sponsored investment products. Net cash provided by financing activities increased $111.1 million to $109.9 million in 2015 compared to net cash used in financing activities of $1.2 million in the prior year. The primary reasons for the increase was due to increased borrowings of debt of the consolidated investment product of $152.6 million, increased third-party contributions of $27.0 million to the non-controlling interests related to our consolidated sponsored investment products and lower taxes paid related to net share settlement of RSU's of $4.4 million. These increases were partially offset by higher repurchases of our common stock of $39.7 million, lower excess tax benefits from stock-based compensation of $23.2 million and increased dividend payments of $7.9 million.

For the year ended December 31, 2014, net cash used in financing activities decreased $186.7 million to $1.2 million in 2014 compared to net cash provided by financing activities of $185.5 million in the prior year. The primary reason for the decrease was due to proceeds of $191.8 million from the issuance of 1.3 million shares of our common stock in 2013 with no such issuance in 2014. Also contributing to the change in 2014 was increased repurchases of our common stock of $20.6 million and dividends paid of $8.2 million, partially offset by the repayment of the entire $15.0 million of debt outstanding in the prior year that did not recur in 2014. During the 2014, we received $24.8 million in excess tax benefits from stock-based compensation compared to $0.5 million received in the prior year.

Debt

Our Credit Facility, as amended and restated, has a five-year term expiring in September 2017 and provides borrowing capacity of up to $75.0 million with a $7.5 million sub-limit for the issuance of standby letters of credit. In addition, the Credit Facility provides for a $50.0 million increase in borrowing capacity conditioned on approval by the lending group. The Credit Facility is secured by substantially all of our assets. At December 31, 2015 and 2014, no amount was outstanding under the Credit Facility. As of December 31, 2015 and 2014, we had the capacity to draw on the entire $75.0 million available under the Credit Facility.

Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at our option, either LIBOR for interest periods of 1, 2, 3 or 6 months or an alternate base rate (as defined in the Credit Facility agreement), plus, in each case, an applicable margin that ranges from 0.75% to 2.50%. Under the terms of the Credit Facility, we are also required to pay certain fees, including an annual commitment fee that ranges from 0.35% to 0.50% on undrawn amounts and a letter of credit participation fee at an annual rate equal to the applicable margin as well as any applicable fronting fees, each of which is payable quarterly in arrears.

The Credit Facility contains customary covenants, including covenants that restrict (subject in certain instances to minimum thresholds or exceptions) our and certain of our subsidiaries’ ability to incur additional indebtedness, create liens, merge or make acquisitions, dispose of assets, enter into leases, sale/leasebacks or acquisitions of capital stock, and make loans, guarantees and investments, among other things. In addition, the Credit Facility contains certain financial covenants, the most restrictive of which include: (i) a minimum interest coverage ratio (generally, adjusted EBITDA to interest expense as defined in and for the period specified in the Credit Facility agreement) of at least 4.00:1, and (ii) a leverage ratio (generally, total debt as of any date to adjusted EBITDA as defined in and for the period specified in the Credit Facility agreement) of no greater than 2.75:1. For purposes of the Credit Facility, adjusted EBITDA generally means, for any period, our net income before interest expense, income taxes, depreciation and amortization expense, and excluding non-cash stock-based compensation, unrealized mark-to-market gains and losses, certain severance, and certain non-cash non-recurring gains and losses as described in and specified under the Credit Facility. At December 31, 2015, we were in compliance with all financial covenants under the Credit Facility.

The Credit Facility agreement also contains customary provisions regarding events of default, which could result in an acceleration of amounts due under the facility. Such events of default include our failure to pay principal or interest when due, our failure to satisfy or comply with covenants, a change of control, the imposition of certain judgments, the invalidation of liens we have granted and a cross-default to other debt obligations.

On August 17, 2015, the SPE that we consolidate entered into a three-year term, $160.0 million financing transaction with a bank lending counterparty (the “Financing Facility”).  The proceeds of the Financing Facility are intended to be used to purchase and warehouse commercial bank loan assets pending the securitization of such assets as a CLO.   The size of the Financing Facility may be increased subject to the occurrence of certain events and the mutual consent of the parties.  The Financing Facility is secured by all the assets of the SPE and initially bears interest at a rate of three-month LIBOR plus 1.25% per annum (with such interest rate, upon completion of the initial nine-month ramp-up period, increasing to three-month LIBOR plus 2.0% per annum).  The Financing Facility contains standard covenants and event of default provisions (including loan-to-value ratio triggers) and foreclosure remedies upon such default in favor of the lender thereunder.  Our $40.0 million contribution to the SPE serves as first loss protection for the bank lending counterparty under the Financing Facility. In the event of default, the recourse to the Company is limited to its investment. At December 31, 2015, $152.6 million was outstanding under the Financing Facility.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2015:

	Payments Due
($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Lease obligations	$22.8	$4.8	$12.4	$4.3	$1.3
Credit Facility, including commitment fee (1)	0.5	0.3	0.2	—	—
Financing Facility of consolidated investment product, including interest (2)	162.7	3.6	159.1	—	—
Minimum payments on service contracts (3)	11.9	5.8	6.1	—	—
Total	$197.9	$14.5	$177.8	$4.3	$1.3

(1)
At December 31, 2015, we had no amount outstanding under our Credit Facility which has a variable interest rate. Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at our option, either LIBOR for interest periods of one, two, three or six months or an alternate base rate, plus, in each case, an applicable margin, that ranges from 0.75% to 2.50%. We are also required to pay an annual commitment fee that ranges from 0.35% to 0.50% on undrawn amounts. Payments due are estimated based on the commitment fee rate of 0.35% in effect on December 31, 2015.

(2)
At December 31, 2015, $152.6 was outstanding under the Financing Facility of the consolidated investment product. The Financing Facility is secured by all the assets of the SPE and initially bears interest at a rate of three-month LIBOR plus 1.25% per annum (with such interest rate, upon completion of the initial nine-month ramp-up period, increasing to three-month LIBOR plus 2.0% per annum).

(3)
Service contracts include contractual amounts that will be due to purchase goods and services to be used in our operations and may be canceled at earlier times than those indicated under certain conditions that may include termination fees.

Impact of New Accounting Standards

For a discussion of accounting standards, see Note 2 to our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support or engage in any leasing activities that expose us to any liability that is not reflected in our consolidated financial statements.

Critical Accounting Policies and Estimates

Our consolidated financial statements and the accompanying notes are prepared in accordance with Generally Accepted Accounting Principles which requires the use of estimates. Actual results may vary from these estimates. Management believes the following critical accounting policies are important to understanding our results of operations and financial position.

Consolidation

The consolidated financial statements include our accounts, our subsidiaries and sponsored investment products and the consolidated investment product in which we have a controlling financial interest. We are generally considered to have a controlling financial interest when we owns a majority of the voting interest in an entity or otherwise have the power to govern the financial and operating policies of the subsidiary. See Notes 17, 18 and 19 to our consolidated financial statements for additional information related to the consolidation of sponsored investment products and the consolidated investment product.

We also evaluate any variable interest entities (“VIEs”) in which we have a variable interest for consolidation. A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) where as a group, the holders of the equity investment at risk do not possess: (i) the power to direct the activities that most significantly impact the entity’s performance; (ii) the obligation to absorb expected losses or the right to receive expected residual returns of the entity; or (iii) proportionate voting and economic interests and where substantially all of the entity’s activities either involve or are conducted on behalf of the equity holders. If any entity has any of these characteristics, it is considered a VIE and required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that has both the power to direct the activities that most significantly impact the VIE’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

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

Investments of consolidated investment product represent the underlying debt securities, primary bank loans, held in the SPE that we consolidate. Debt securities are valued based on quotations received from an independent pricing service.  Pricing services do not provide pricing for all securities, and therefore indicative bids from dealers are utilized, which are based on pricing models used by market makers in the security and are also included within Level 2.

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments. Marketable securities are reflected in the consolidated financial statements at fair value based upon publicly quoted market prices.

Goodwill and Other Intangible Assets

As of December 31, 2015, the carrying values of goodwill, indefinite-lived and definite-lived intangible assets was $6.7 million, $34.8 million and $6.1 million, respectively. Goodwill represents the excess of the purchase price of acquisitions over the fair value of identified net assets and liabilities acquired. Indefinite-lived intangible assets are comprised of acquired, closed-end and exchange traded fund investment advisory contracts.

For goodwill and indefinite-lived intangible assets, impairment tests are performed annually, or more frequently, should circumstances change, which could reduce the fair value below its carrying value. We have determined that we have only one reporting unit for purposes of assessing the carrying value of goodwill. Goodwill impairment testing is performed whenever events or changes in circumstances indicated that the carrying amount may not be recoverable. If we determine that the carrying value of the reporting unit is less than the fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss, if any. For definite-lived intangible assets, impairment testing is performed whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine the carrying value of the definite-lived intangible assets is less than the sum of the undiscounted cash flows expected to result from the asset we will quantify the impairment using a discounted cash flow model.

Definite-lived intangible assets are comprised of acquired investment advisory contracts. We monitor the useful lives of definite-lived intangible assets and revise the useful lives, if necessary, based on the circumstances. Significant judgment is required in estimating the period that these assets will contribute to our cash flows and the pattern over which these assets will be consumed. A change in the remaining useful life of any of these assets could have a significant impact on our amortization expense. All amortization expense is calculated on a straight-line basis.

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

Based upon our fiscal 2015 qualitative impairment analysis for goodwill and indefinite-lived intangible assets, prepared in accordance with ASU No. 2011-08 and ASU No. 2012-02, we concluded that there was no requirement to do a quantitative annual goodwill and indefinite-lived intangible asset impairment test. The key qualitative factors that led to our conclusion were: (i) that our last quantitative goodwill impairment analysis indicated that the fair value of our reporting unit significantly exceeded the carrying amount; (ii) that our last quantitative indefinite-lived intangible asset impairment analysis indicated that the fair value of our units of accounting significantly exceeded the carrying amount; (iii) the increase in our share price and market capitalization since our last quantitative annual goodwill impairment analysis; (iv) the increase in our assets under management and related cash flows since our last quantitative indefinite-lived intangible asset impairment analysis; (v) that we continue to show positive financial performance overall; and (vi) positive operating margins of the underlying funds that represent the indefinite-lived intangible assets recorded. During the year ended December 31, 2015, no events or circumstances occurred that indicated the carrying value of definite-lived intangible assets might be impaired and therefore no quantitative impairment tests were performed during this period.

No impairments have been identified or recorded by the Company for the year ended December 31, 2015.

Significant deterioration in markets or declines in revenues or in the value of the Company could result in future impairment charges.

Revenue Recognition

Investment management fees, distribution and service fees and administration and transfer agent fees are recorded as revenues during the period in which services are performed. Investment management fees are earned based upon a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payment. We account for investment management fees in accordance with ASC 605, Revenue Recognition, and have recorded our management fees net of fees paid to unaffiliated subadvisers. We consider the nature of our contractual arrangements in determining whether to recognize revenue based on the gross amount billed or net amount retained. We have evaluated the factors in ASC 605-45 in determining whether to record revenue on a gross or net basis with significant weight placed on: (i) if we are the primary obligor in the arrangement; and (ii) if we have latitude in establishing price. Amounts paid to unaffiliated subadvisers for the years ended December 31, 2015, 2014 and 2013 were $76.4 million, $124.4 million and $96.1 million, respectively.

Investment management fees are calculated based on our assets under management. We rely on data provided to us by service providers to our mutual funds in the pricing of assets under management which are not reflected within our consolidated financial statements. Our mutual funds and the service providers to the funds we manage have formal pricing policies and procedures over pricing of investments. As of December 31, 2015, our total assets under management by fair value hierarchy level as defined by ASC 820, Fair Value Measurements and Disclosures, was approximately 57.5% Level 1, 42.4% Level 2 and 0.1% Level 3.

Distribution and service fees are earned based on a percentage of assets under management and are paid monthly pursuant to the terms of the respective distribution and service fee contracts.

Administration and transfer agent fees consist of fund administration fees, transfer agent fees and fiduciary fees. Fund administration fees are earned based on the average daily assets in the funds. Transfer agent fees are earned based on the average daily assets in the funds. Fiduciary fees are recorded monthly based on the number of 401(k) accounts. We utilize outside service providers to perform some of the functions related to fund administration and shareholder services.

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
Market Risk
Substantially all of our revenues are derived from investment management, distribution and service, and administration and transfer agent fees, which are based on the market value of assets under management. Accordingly, a decline in the financial markets and prices of securities would cause our revenues and income to decline due to a decrease in the value of the assets under management. In addition, a decline in security prices could cause our clients to withdraw their investments in favor of other investments offering higher returns or lower risk, which would cause our revenues and income to decline.
We are also subject to market risk due to a decline in the market value of our investments, consisting primarily of marketable securities. At December 31, 2015, the fair value of marketable securities was $295.7 million. Assuming a 10.0% increase or decrease in the fair value of marketable securities at December 31, 2015, our net income attributable to common stockholders would change by $17.9 million, and our total comprehensive income would change by $18.0 million, in each case for the year ended December 31, 2015.
Interest Rate Risk
Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. At December 31, 2015, we were exposed to interest rate risk as a result of holding investments in fixed-income sponsored funds of $457.6 million. Assuming a 1.0% increase or decrease in interest rates, the fair value of our fixed income investments would change by $4.4 million for the year ended December 31, 2015.
At December 31, 2015, we had no amounts outstanding under our Credit Facility. Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at our option, either LIBOR for interest periods of one, two, three or six months or an alternate base rate (as defined in the Credit Facility agreement), plus, in each case, an applicable margin, that ranges from 0.75% to 2.50%.
At December 31, 2015, the SPE that we consolidate had $152.6 million outstanding under a loan and security agreement. Amounts outstanding under the loan and security agreement bear interest at an annual rate equal to LIBOR for interest periods of three months plus, in each case, an applicable margin, that ranges from 1.25% to 2.00%.

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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the period covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policy or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based upon the Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included in Item 15 of this Annual Report on Form 10-K.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information concerning the Company’s directors and nominees under the caption “Item 1—Election of Directors,” information concerning the Audit Committee and the “audit committee financial expert” under the caption “Corporate Governance—Audit Committee,” information concerning the Company’s executive officers under the caption “Executive Officers,” and the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Company’s 2016 Annual Meeting of Shareholders, are incorporated herein by reference.
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
The information concerning procedures by which shareholders may recommend director nominees set forth under the caption “Corporate Governance—Governance Committee—Director Nomination Process” in the Company’s Proxy Statement for the Company’s 2016 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.	Executive Compensation.
The information relating to executive compensation and the Company’s policies and practices as they relate to the Company’s risk management is set forth under the captions “Executive Compensation,” “Director Compensation,” “Corporate Governance—Compensation Committee—Risks Related to Compensation Policies and Practices” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the Company’s 2016 Annual Meeting of Shareholders and is incorporated herein by reference. The information included under the caption “Executive Compensation—Report of the Compensation Committee” in the Company’s Proxy Statement for the Company’s 2016 Annual Meeting of Shareholders is incorporated herein by reference but shall be deemed “furnished” (and not “filed”) with this report.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth under the caption “Security Ownership by Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the Company’s 2016 Annual Meeting of Shareholders is incorporated herein by reference.

The following table sets forth information as of December 31, 2015 with respect to compensation plans under which shares of our common stock may be issued:
EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(c)
Equity compensation plans approved by security holders (2)	348,253	$18.78	322,986
Equity compensation plans not approved by security holders	—	—	—
Total	348,253	$18.78	322,986

(1)
The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock unit awards (“RSUs”) since recipients of such awards are not required to pay an exercise price to receive the shares subject to these awards. The weighted-average exercise price of outstanding options, warrants and rights, including RSUs, was $8.45.

(2)
Represents 156,636 shares of common stock issuable upon the exercise of stock options and 191,617 shares of our common stock issuable upon the vesting of RSUs outstanding under the Company’s Omnibus Incentive and Equity Plan (the “Omnibus Plan”). Of the 1,800,000 maximum number of shares of our common stock authorized for issuance under the Omnibus Plan, 80,639 shares of common stock have been issued on a cumulative basis in the form of direct grants to directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information set forth under the captions “Corporate Governance—Transactions with Related Persons” and “Corporate Governance—Director Independence” in the Company’s Proxy Statement for the Company’s 2016 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.
The information regarding auditors fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services to be provided by the Company’s independent registered public accounting firm set forth under the caption “Item 3—Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements: The following Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements of Virtus are included in this Annual Report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013
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

*10.6
Amended and Restated Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan, effective as of January 1, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed May 16, 2014).

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
10.28
Amendment No. 3 dated as of December 4, 2013 to the Credit Agreement, dated as of September 10, 2012, among the Registrant, as Borrower, the lenders party thereto, PNC Bank, National Association, as Syndication Agent, and The Bank of New York Mellon, as Administrative Agent, as Swingline Lender and as Issuing Bank (incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K, filed February 24, 2014).

10.29
Amendment No. 2, dated as of December 4, 2013, to the Security Agreement, dated as of September 1, 2009, among the Registrant, as Borrower, each of the subsidiary guarantors party thereto, and the Bank of New York Mellon, as Administrative Agent under the Credit Agreement (incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K, filed February 24, 2014).

10.30
Amendment No. 4, dated as of August 12, 2015, to the Credit Agreement, dated as of September 10, 2012, among the Registrant, as Borrower, the lenders party thereto, PNC Bank National Association, as syndication agent, and the Bank of New York Mellon, as Administrative Agent, the Swingline Lender, and as Issuing Bank (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q, filed October 30, 2015).

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
101
The following information formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013 and (iv) Notes to Consolidated Financial Statements.

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
Dated: February 24, 2016

Virtus Investment Partners, Inc.

By:	/S/ MICHAEL A. ANGERTHAL
Michael A. Angerthal
Executive Vice President Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 24, 2016.

/S/ MARK C. TREANOR	/S/ GEORGE R. AYLWARD
Mark C. Treanor Director and Non-Executive Chairman	George R. Aylward President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ JAMES R. BAIO	/S/ DIANE M. COFFEY
James R. Baio Director	Diane M. Coffey Director

/S/ SUSAN S. FLEMING	/S/ TIMOTHY A. HOLT
Susan S. Fleming Director	Timothy A. Holt Director

/S/ MELODY L. JONES	/S/ RUSSEL C. ROBERTSON
Melody L. Jones Director	Russel C. Robertson Director

/S/ EDWARD M. SWAN, JR.	/S/ STEPHEN T. ZARRILLI
Edward M. Swan, Jr. Director	Stephen T. Zarrilli Director

/S/ MICHAEL A. ANGERTHAL
Michael A. Angerthal Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Virtus Investment Partners, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Virtus Investment Partners, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
February 24, 2016

Virtus Investment Partners, Inc.
Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$87,574	$202,847
Investments	56,738	63,448
Accounts receivable, net	38,757	49,721
Assets of consolidated sponsored investment products
Cash of consolidated sponsored investment products	1,513	457
Cash pledged or on deposit of consolidated sponsored investment products	10,353	8,230
Investments of consolidated sponsored investment products	323,335	236,652
Other assets of consolidated sponsored investment products	8,549	6,960
Assets of consolidated investment product
Cash equivalents of consolidated investment product	8,297	—
Investments of consolidated investment product	199,485	—
Other assets of consolidated investment product	1,467	—
Furniture, equipment, and leasehold improvements, net	9,116	7,193
Intangible assets, net	40,887	41,783
Goodwill	6,701	5,260
Deferred taxes, net	54,143	60,162
Other assets	12,814	16,060
Total assets	$859,729	$698,773
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$49,617	$54,815
Accounts payable and accrued liabilities	23,036	31,627
Dividends payable	4,233	4,270
Other liabilities	13,051	9,082
Liabilities of consolidated sponsored investment products	15,387	12,556
Liabilities of consolidated investment product
Debt of consolidated investment product	152,597	—
Securities purchased payable and other liabilities of consolidated investment product	18,487	—
Total liabilities	276,408	112,350
Commitments and Contingencies (Note 10)
Redeemable noncontrolling interests	73,864	23,071
Equity:
Equity attributable to stockholders:
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 9,613,088 shares issued and 8,398,944 shares outstanding at December 31, 2015 and 9,551,274 shares issued and 8,975,833 shares outstanding at December 31, 2014	96	96
Additional paid-in capital	1,140,875	1,148,908
Accumulated deficit	(472,614)	(507,521)
Accumulated other comprehensive loss	(1,034)	(242)
Treasury stock, at cost, 1,214,144 and 575,441 shares at December 31, 2015 and December 31, 2014, respectively	(157,699)	(77,699)
Total equity attributable to stockholders	509,624	563,542
Noncontrolling interests	(167)	(190)
Total equity	509,457	563,352
Total liabilities and equity	$859,729	$698,773
The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
($ in thousands, except per share data)	2015	2014	2013
Revenues
Investment management fees	$264,865	$300,663	$260,557
Distribution and service fees	67,066	91,950	78,965
Administration and transfer agent fees	48,247	56,016	48,185
Other income and fees	1,799	1,969	1,508
Total revenues	381,977	450,598	389,215
Operating Expenses
Employment expenses	137,095	139,809	131,768
Distribution and other asset-based expenses	89,731	123,665	97,786
Other operating expenses	63,901	46,531	38,321
Other operating expenses of consolidated sponsored investment products	4,134	3,038	798
Restructuring and severance	—	294	203
Depreciation and other amortization	3,443	2,763	2,422
Amortization expense	3,295	3,778	4,413
Total operating expenses	301,599	319,878	275,711
Operating Income	80,378	130,720	113,504
Other Income (Expense)
Realized and unrealized (loss) gain on investments, net	(862)	914	2,350
Realized and unrealized (loss) gain on investments of consolidated sponsored investment products, net	(23,181)	(4,648)	3,515
Realized and unrealized loss on investments of consolidated investment product, net	(3,505)	—	—
Other income, net	898	891	74
Total other (expense) income, net	(26,650)	(2,843)	5,939
Interest Income (Expense)
Interest expense	(523)	(537)	(782)
Interest and dividend income	1,261	1,706	664
Interest and dividend income of investments of consolidated sponsored investment products	11,504	7,268	2,583
Interest income of investments of consolidated investment product, net	1,673	—	—
Total interest income, net	13,915	8,437	2,465
Income Before Income Taxes	67,643	136,314	121,908
Income tax expense	36,972	39,349	44,778
Net Income	30,671	96,965	77,130
Noncontrolling interests	4,435	735	(1,940)
Net Income Attributable to Common Stockholders	$35,106	$97,700	75,190
Earnings per Share-Basic	$3.99	$10.75	9.18
Earnings per Share-Diluted	$3.92	$10.51	8.92
Cash Dividends Declared per Share	$1.80	$1.35	—
Weighted Average Shares Outstanding-Basic (in thousands)	8,797	9,091	8,188
Weighted Average Shares Outstanding-Diluted (in thousands)	8,960	9,292	8,433
The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
($ in thousands)	2015	2014	2013

Net Income	$30,671	$96,965	$77,130
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $266, $132 and ($50) for the years ended December 31, 2015, 2014 and 2013, respectively	(434)	(216)	81
Unrealized (loss) gain on available-for-sale securities, net of tax of $71, ($76), and $223 for the years ended December 31, 2015, 2014 and 2013, respectively	(358)	124	56
Other comprehensive (loss) income	(792)	(92)	137
Comprehensive income	29,879	96,873	77,267
Comprehensive income (loss) attributable to noncontrolling interests	4,435	735	(1,940)
Comprehensive income attributable to common stockholders	$34,314	$97,608	$75,327

The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Attributed To Shareholders	Non- controlling Interest	Total Equity	Redeemable Non- controlling Interest
($ in thousands)	Shares	Par Value				Shares	Amount
Balances at December 31, 2012	7,826,674	$81	$942,825	$(680,411)	$(287)	245,000	$(17,734)	$244,474	$(3)	$244,471	$3,163
Net income (loss)	—	—	—	75,190	—	—	—	75,190	(59)	75,131	1,999
Net unrealized gain on securities available-for-sale	—	—	—	—	56	—	—	56	—	56	—
Foreign currency translation adjustment	—	—	—	—	81	—	—	81	—	81	—
Activity of noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	37,024
Issuance of common stock, net	1,298,386	13	191,565	—	—	—	—	191,578	—	191,578	—
Repurchase of common shares	(105,000)	—	—	—	—	105,000	(19,704)	(19,704)	—	(19,704)	—
Issuance of common stock related to employee stock transactions	85,461	1	632	—	—	—	—	633	—	633	—
Taxes paid on stock-based compensation	—	—	(7,513)	—	—	—	—	(7,513)	—	(7,513)	—
Excess tax benefits from stock-based compensation	—	—	478	—	—	—	—	478	—	478	—
Stock-based compensation	—	—	7,657	—	—	—	—	7,657	—	7,657	—
Balances at December 31, 2013	9,105,521	95	1,135,644	(605,221)	(150)	350,000	(37,438)	492,930	(62)	492,868	42,186
Net income (loss)	—	—	—	97,700	—	—	—	97,700	(128)	97,572	(607)
Net unrealized gain on securities available-for-sale	—	—	—	—	124	—	—	124	—	124	—
Foreign currency translation adjustment	—	—	—	—	(216)	—	—	(216)	—	(216)	—
Activity of noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	(18,508)
Cash dividends declared ($1.35 per common share)	—	—	(12,451)	—	—	—	—	(12,451)	—	(12,451)	—
Repurchase of common shares	(225,441)	—	—	—	—	225,441	(40,261)	(40,261)	—	(40,261)	—
Issuance of common stock related to employee stock transactions	95,753	1	1,416	—	—	—	—	1,417	—	1,417	—
Taxes paid on stock-based compensation	—	—	(9,512)	—	—	—	—	(9,512)	—	(9,512)	—
Stock-based compensation	—	—	9,006	—	—	—	—	9,006	—	9,006	—
Excess tax benefits from stock-based compensation	—	—	24,805	—	—	—	—	24,805	—	24,805	—
Balances at December 31, 2014	8,975,833	96	1,148,908	(507,521)	(242)	575,441	(77,699)	563,542	(190)	563,352	23,071
Net income (loss)	—	—	—	35,106	—	—	—	35,106	(176)	34,930	(4,259)
Net unrealized loss on securities available-for-sale	—	—	—	—	(358)	—	—	(358)	—	(358)
Foreign currency translation adjustment	—	—	—	—	(434)	—	—	(434)	—	(434)	—
Activity of noncontrolling interests, net	—	—	—	(199)	—	—	—	(199)	199	—	55,052
Cash dividends declared ($1.80 per common share)	—	—	(16,009)	—	—	—	—	(16,009)	—	(16,009)	—
Repurchase of common shares	(638,703)	—	—	—	—	638,703	(80,000)	(80,000)	—	(80,000)	—
Issuance of common shares related to employee stock transactions	61,814	—	842	—	—	—	—	842	—	842	—
Taxes paid on stock-based compensation	—	—	(5,080)	—	—	—	—	(5,080)	—	(5,080)	—
Stock-based compensation	—	—	11,116	—	—	—	—	11,116	—	11,116	—
Excess tax benefits from stock-based compensation	—	—	1,098	—	—	—	—	1,098	—	1,098	—
Balances at December 31, 2015	8,398,944	$96	$1,140,875	$(472,614)	$(1,034)	1,214,144	$(157,699)	$509,624	$(167)	$509,457	$73,864

The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Consolidated Statements of Cash Flow

	Years Ended December 31,
	2015	2014	2013
($ in thousands)
Cash Flows from Operating Activities:
Net income	$30,671	$96,965	$77,130
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense, intangible asset and other amortization	6,967	6,759	7,046
Stock-based compensation	11,863	9,778	7,960
Excess tax benefit from stock-based compensation	(1,586)	(24,805)	(478)
Amortization of deferred commissions	7,924	17,907	14,453
Payments of deferred commissions	(3,322)	(13,796)	(18,912)
Equity in earnings of equity method investments	(879)	(488)	(161)
Realized and unrealized losses (gains) on trading securities, net	1,158	(914)	(2,350)
Realized and unrealized losses (gains) on investments of consolidated sponsored investment products, net	26,532	4,671	(3,515)
Realized and unrealized losses on investments of consolidated investment product, net	3,505	—	—
Sales (purchases) of trading securities, net	8,962	26,742	(2,701)
Purchases of investments by consolidated sponsored investment products, net	(113,190)	(195,850)	(100,526)
(Purchases) sales of securities sold short by consolidated sponsored investment products, net	(1,747)	8,071	—
Purchases of investments by consolidated investment product, net	(186,028)	—	—
Deferred taxes, net	6,356	4,394	32,596
Changes in operating assets and liabilities:
Cash pledged or on deposit of consolidated sponsored investment products	(2,604)	(10,785)	—
Accounts receivable, net and other assets	10,620	(4,157)	(13,416)
Other assets of consolidated sponsored investment products	(2,002)	(1,468)	508
Other assets of consolidated investment product	(426)	—	—
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	(14,795)	17,754	31,051
Liabilities of consolidated sponsored investment products	2,107	351	152
Liabilities of consolidated investment product, net	484	—	—
Net cash (used in) provided by operating activities	(209,430)	(58,871)	28,837
Cash Flows from Investing Activities:
Capital expenditures	(4,683)	(2,432)	(2,009)
Change in cash and cash equivalents of consolidated sponsored investment products due to deconsolidation	—	(436)	(662)
Asset acquisitions and purchases of other investments	(1,617)	(5,000)	(3,364)
Cash acquired in business combination	89	—	—
Purchases of available-for-sale securities	(227)	(313)	(196)
Net cash used in investing activities	(6,438)	(8,181)	(6,231)
Cash Flows from Financing Activities:
Contingent consideration paid for acquired investment management contracts	—	—	(630)
Borrowings of proceeds from short sales by consolidated sponsored investment products	1,473	2,555	—
Payments on borrowings by consolidated sponsored investment products	(350)	—	—
Borrowings of debt of consolidated investment product	152,597	—	—
Repurchase of common shares	(80,000)	(40,261)	(19,704)
Dividends paid	(16,047)	(8,182)	—
Proceeds from exercise of stock options	116	753	570
Taxes paid related to net share settlement of restricted stock units	(5,080)	(9,512)	(7,513)
Proceeds from issuance of common stock, net of issuance costs	—	—	191,771
Excess tax benefits from stock-based compensation	1,586	24,805	478

Payment of debt and deferred financing costs	(47)	—	(15,026)
Contributions of noncontrolling interests, net	55,700	28,653	35,547
Net cash provided by (used in) financing activities	109,948	(1,189)	185,493
Net (decrease) increase in cash and cash equivalents	(105,920)	(68,241)	208,099
Cash and cash equivalents, beginning of year	203,304	271,545	63,446
Cash and Cash Equivalents, end of year	$97,384	$203,304	$271,545
Supplemental Disclosure of Cash Flow Information
Interest paid	$266	$266	$393
Income taxes paid, net	$31,850	$23,274	$1,697
Supplemental Disclosure of Non-Cash Activities
Activity related to rabbi trust	$(247)	$(843)	$(1,250)
Capital expenditures	$(692)	$(311)	$52
Dividends payable	$4,233	$4,270	$—
(Decrease) increase to noncontrolling interest due to (deconsolidation) consolidation of sponsored investment products, net	$(648)	$(47,165)	$1,477
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

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies, which have been consistently applied, are as follows:

Principles of Consolidation and Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company, its subsidiaries and sponsored investment products in which it has a controlling financial interest, referred to as consolidated sponsored investment products or consolidated investment product. The Company is considered to have a controlling financial interest when it owns a majority of the voting interest in an entity or otherwise has the power to govern the financial and operating policies of the subsidiary. See Notes 17, 18 and 19 for additional information related to the consolidation of sponsored investment products and the consolidated investment product. Intercompany accounts and transactions have been eliminated.

The Company also evaluates any variable interest entities (“VIEs”) in which the Company has a variable interest for consolidation. A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) where as a group, the holders of the equity investment at risk do not possess: (i) the power through voting or similar rights to direct the activities that most significantly impact the entity’s economic performance; (ii) the obligation to absorb expected losses or the right to receive expected residual returns of the entity; or (iii) proportionate voting and economic interests and where substantially all of the entity’s activities either involve or are conducted on behalf of an investor with disproportionately fewer voting rights. If any entity has any of these characteristics, it is considered a VIE and is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that has both the power to direct the activities that most significantly impact the VIE’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

The Company reclassified certain amounts in prior-period financial statements to conform to the current period's presentation.

Collateralized Debt Obligations
During 2015, the Company contributed $40.0 million to a special purpose entity ("SPE") that was created specifically to accumulate bank loan assets for securitization as a potential collateralized loan obligation ("CLO") that will be managed by its Newfleet affiliate. The special purpose entity is a VIE, and the Company consolidates the SPE's assets and liabilities as a consolidated investment product within its financial statements as it is the primary beneficiary of the VIE. The Company determined that it is the primary beneficiary of the VIE as the Company has the power to direct the activities that most significantly impact the economic performance of the entity and has the obligation to absorb losses, or the rights to receive benefits from, the VIE that could potentially be significant to the VIE. The Company's $40.0 million contribution to the SPE serves as first loss protection for the bank lending counterparty under the Financing Facility. In the event of default, the recourse to the Company is limited to its investments.

Additionally, certain of the Company’s affiliates serve as the collateral manager for other collateralized loan and collateralized bond obligations (collectively, “CDOs”). These CDOs’ assets and liabilities reside in bankruptcy remote, special purpose entities in which the Company has no ownership in, nor holds any notes issued by, the CDOs and provides neither recourse nor guarantees. Accordingly, the Company’s financial exposure to these CDOs is limited only to the collateral

Virtus Investment Partners, Inc.
Notes to Consolidated Financial Statements—(Continued)

investment management fees it earns, which totaled $0.9 million, $1.6 million and $1.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

These CDOs are also considered VIEs, and as a result, the Company is required to consider the nature of its involvement in these VIEs in determining if it should consolidate the entity. In assessing consolidation of these CDOs, the Company assessed whether the collateral management fees represented a variable interest and the Company was the primary beneficiary of the VIE. The primary beneficiary assessment includes an analysis of the rights of the Company in its capacity as collateral manager and an analysis of whether the Company could receive significant benefits or absorb significant losses from these CDOs.
The Company determined that its investment management fees received as collateral manager for these CDOs did not represent a variable interest due to the anticipated fees being fixed in nature, senior to interest and principal payments, and any subordinated fee elements were insignificant relative to the total fee and total anticipated economic performance of these CDOs.

Noncontrolling Interest

Noncontrolling interests represent the profit or loss attributed to third-party investors in consolidated sponsored investment products and other affiliates. Movements in amounts attributable to noncontrolling interests in consolidated entities on the Company’s Consolidated Statements of Operations offset the operating results, gains and losses and interest expense of the third-party investors. Noncontrolling interests related to certain consolidated sponsored investment products are classified as redeemable noncontrolling interests because investors in these funds may request withdrawals at any time.

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

Segment Information

Accounting Standards Codification (“ASC”) 280, Segment Reporting, establishes disclosure requirements relating to operating segments in annual and interim financial statements. Business or operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company operates in one business segment, namely as an asset manager providing investment management and distribution services for individual and institutional clients. The Company’s Chief Executive Officer is the Company’s chief operating decision maker. Although the Company provides disclosures regarding assets under management and other asset flows by product, the Company’s determination that it operates in one business segment is based on the fact that the same investment and operational resources support multiple products, such products have the same or similar regulatory framework and the Company’s chief operating decision maker reviews the Company’s financial performance at a consolidated level. Investment organizations within the Company are generally not aligned with specific product lines. Furthermore, investment professionals manage both retail and institutional products.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and money market fund investments.

Investments

Marketable Securities

Marketable securities include sponsored mutual funds, sponsored variable insurance funds and other equity securities classified as trading securities and sponsored closed-end funds classified as available-for-sale securities which are carried at fair value in accordance with ASC 320, Investments—Debt and Equity Securities (“ASC 320”). Marketable securities are marked to market based on the respective publicly quoted net asset values of the funds or market prices of the equity securities or bonds. Marketable securities transactions are recorded on a trade date basis. Any unrealized appreciation or depreciation on available-

Virtus Investment Partners, Inc.
Notes to Consolidated Financial Statements—(Continued)

for-sale securities, net of income taxes, is reported as a component of accumulated other comprehensive income in equity attributable to stockholders.

On a quarterly basis, the Company conducts a review to assess whether other-than-temporary impairments exist on its available-for-sale marketable securities. Other-than-temporary declines in value may exist if the fair value of a marketable security has been below the carrying value for an extended period of time. If an other-than-temporary decline in value is determined to exist, the unrealized investment loss, net of tax, is recognized in the Consolidated Statements of Operations in the period in which the other-than-temporary decline in value occurs, as well as an accompanying permanent adjustment to accumulated other comprehensive income.

Equity Method Investments

The Company’s investment in noncontrolled entities, where the Company does not hold a controlling financial interest but has the ability to significantly influence operating and financial matters, is accounted for under the equity method of accounting in accordance with ASC 323, Investments-Equity Method and Joint Ventures. Under the equity method of accounting, the Company’s share of the noncontrolled entities net income or loss is recorded in other income (expense), net in the accompanying Consolidated Statements of Operations. Distributions received reduce the Company’s investment balance. The investment is evaluated for impairment as events or changes indicate that the carrying amount exceeds its fair value. If the carrying amount of an investment does exceed its fair value and the decline in fair value is deemed to be other-than-temporary, an impairment charge will be recorded.

Non-qualified Retirement Plan Assets and Liabilities

The Company has a non-qualified retirement plan (the “Excess Incentive Plan”) that allows certain employees to voluntarily defer compensation. Under the Excess Incentive Plan, participants elect to defer a portion of their compensation, which the Company then contributes into a trust. Each participant is responsible for designating investment options for assets they contribute, and the ultimate distribution paid to each participant reflects any gains or losses on the assets realized while in the trust. The Company holds the Excess Incentive Plan assets in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. Assets held in trust, which are considered trading securities, are included in investments and are carried at fair value in accordance with ASC 820 Fair Value Measurement; the associated obligations to participants are included in other liabilities in the Company’s Consolidated Balance Sheets and approximate the fair value of the associated assets. Assets held in trust consist of mutual funds and are recorded at fair value, utilizing Level 1 valuation techniques.

Deferred Commissions

Deferred commissions, which are included in other assets in the Company's Consolidated Balance Sheets, are commissions paid to broker-dealers on sales of mutual fund shares. Deferred commissions are recovered by the receipt of monthly asset-based distributor fees from the mutual funds or contingent deferred sales charges received upon redemption of shares within one to five years, depending on the fund share class. The deferred costs resulting from the sale of shares are amortized on a straight-line basis over a one to five-year period, depending on the fund share class, or until the underlying shares are redeemed. Deferred commissions are periodically assessed for impairment and additional amortization expense is recorded, as appropriate.

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

Goodwill represents the excess of the purchase price of acquisitions and mergers over the identified net assets and liabilities acquired. In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not being amortized. A single reporting unit has been identified for the purpose of assessing potential future impairments of goodwill. An impairment analysis of goodwill is performed annually or more frequently, if warranted by events or changes in circumstances affecting the Company’s business. The Company follows the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment, which states that an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The Company’s 2015 and 2014 annual goodwill impairment analysis did not result in any impairment charges.

Indefinite-lived intangible assets are comprised of closed-end and exchange traded fund investment advisory contracts. These assets are tested for impairment annually and when events or changes in circumstances indicate the assets might be impaired. The Company follows ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which provides entities with an option to perform a qualitative assessment of indefinite-lived intangible assets other than goodwill for impairment to determine if additional impairment testing is necessary. The Company’s 2015 and 2014 annual indefinite-lived intangible assets impairment analyses did not result in any impairment charges.

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

The Company accounts for investment management fees in accordance with ASC 605, Revenue Recognition, and has recorded its management fees net of fees paid to unaffiliated subadvisers. The Company considers the nature of its contractual arrangements in determining whether to recognize revenue based on the gross amount billed or net amount retained. The Company has evaluated the factors in ASC 605-45 in determining whether to record revenue on a gross or net basis with significant weight placed on: (i) whether the Company is the primary obligor in the arrangement; and (ii) whether the Company

Virtus Investment Partners, Inc.
Notes to Consolidated Financial Statements—(Continued)

has latitude in establishing price. Amounts paid to unaffiliated subadvisers for the years ended December 31, 2015, 2014 and 2013 were $76.4 million, $124.4 million and $96.1 million, respectively.

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

Other income and fees consist primarily of redemption income on the early redemption of certain share classes of mutual funds.

Advertising and Promotion

Advertising and promotional costs include print advertising and promotional items and are expensed as incurred. These costs are classified in other operating expenses in the Consolidated Statements of Operations.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires recognition of the amount of taxes payable or refundable for the current year, as well as deferred tax liabilities and assets for the future tax consequences of events that have been included in the Company’s financial statements or tax returns. Deferred tax liabilities and assets result from temporary differences between the book value and tax basis of the Company’s assets, liabilities and carry-forwards, such as net operating losses or tax credits.

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

Earnings per Share

Virtus Investment Partners, Inc.
Notes to Consolidated Financial Statements—(Continued)

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

Fair Value Measurements and Fair Value of Financial Instruments

The FASB defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation hierarchy contains three levels as follows:

Level 1—Unadjusted quoted prices for identical instruments in active markets. Level 1 assets and liabilities may include debt securities and equity securities that are traded in an active exchange market.

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

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-1"), which requires all equity investments (other than those accounted for under the equity method) to be measured at fair value with changes in the fair value recognized through net income. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017 and interim periods therein. Early adoption is not permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” ("ASU 2015-16) which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. The Company believes the adoption of this standard will not have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-3"), which changes the presentation of debt issuance costs in the balance sheet. The new guidance requires that debt issuance costs be presented as a deduction from the carrying amount of the related debt rather than being presented as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15 to amend ASU 2015-03 to address line-of-credit agreements. ASU 2015-15 allows entities to present debt issuance costs related to line-of-credit agreements as an asset and amortize deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015 and requires retrospective application for each prior

Virtus Investment Partners, Inc.
Notes to Consolidated Financial Statements—(Continued)

period presented. Early adoption is permitted for financial statements that have not been previously issued. The Company believes the adoption of this standard will not have a material impact on the Company's consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015 and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. The Company believes the adoption of this standard will not have a material impact on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-13, Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity (“CFE”) (“ASU 2014-13”). This new guidance requires reporting entities to use the more observable of the fair value of the financial assets or the financial liabilities to measure the financial assets and the financial liabilities of a CFE when a CFE is initially consolidated. It permits entities to make an accounting policy election to apply this same measurement approach after initial consolidation or to apply other GAAP to account for the consolidated CFE’s financial assets and financial liabilities. It also prohibits all entities from electing to use the fair value option in ASC 825, Financial Instruments, to measure either the financial assets or financial liabilities of a consolidated CFE that is within the scope of this issue. This guidance is effective for fiscal years beginning after December 15, 2015 and interim periods therein. Early adoption is permitted using a modified retrospective transition approach as described in the pronouncement. The Company believes the adoption of this standard will not have a material impact on the Company's consolidated financial statements.

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

3. Goodwill and Other Intangible Assets
Intangible assets, net are summarized as follows:

	December 31,
	2015	2014
($ in thousands)
Definite-lived intangible assets, net:
Investment contracts	$158,747	$158,747
Accumulated amortization	(152,676)	(149,380)
Definite-lived intangible assets, net	6,071	9,367
Indefinite-lived intangible assets	34,816	32,416
Total intangible assets, net	$40,887	$41,783

Virtus Investment Partners, Inc.
Notes to Consolidated Financial Statements—(Continued)

Activity in goodwill and intangible assets, net is as follows:

	Years Ended December 31,
	2015	2014	2013
($ in thousands)
Intangible assets, net
Balance, beginning of period	$41,783	$44,633	$48,711
Acquisition	2,400	1,075	356
Amortization expense	(3,296)	(3,925)	(4,434)
Balance, end of period	$40,887	$41,783	$44,633
Goodwill
Balance, beginning of period	$5,260	$5,260	$5,260
Acquisition	1,441	—	—
Balance, end of period	$6,701	$5,260	$5,260
Definite-lived intangible asset amortization for the next five years is estimated as follows: 2016—$2.5 million, 2017—$0.8 million, 2018—$0.6 million, 2019—$0.5 million, 2020—$0.4 million, and thereafter—$1.3 million. At December 31, 2015, the weighted average estimated remaining amortization period for definite-lived intangible assets is 5.6 years.
4. Business Combination
On April 10, 2015, the Company made an investment of approximately $4.8 million for a majority ownership position in Virtus ETF Solutions (“VES”), formerly known as ETF Issuer Solutions. VES is a New York City-based company that operates a platform for listing, operating, and distributing exchange traded funds. The transaction was accounted for under ASC 805 Business Combinations. Goodwill of $1.4 million and other intangible assets of $2.4 million were recorded as a result of this transaction. The impact of this transaction was not material to the Company’s consolidated financial statements.

5. Investments
Investments consist primarily of investments in our sponsored mutual funds. The Company’s investments, excluding the assets of consolidated sponsored investment products discussed in Note 17 and the assets of the consolidated investment product discussed in Note 18, at December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
($ in thousands)
Marketable securities	$41,496	$50,251
Equity method investments	9,007	7,209
Nonqualified retirement plan assets	5,310	5,063
Other investments	925	925
Total investments	$56,738	$63,448

Marketable Securities
The Company’s marketable securities consist of both trading (including securities held by a broker-dealer affiliate) and available-for-sale securities. The composition of the Company’s marketable securities is summarized as follows:

December 31, 2015
	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored funds	$31,167	$(2,134)	$298	$29,331
Equity securities	9,434	(386)	120	9,168
Available-for-sale:
Sponsored closed-end funds	3,355	(365)	7	2,997
Total marketable securities	$43,956	$(2,885)	$425	$41,496

December 31, 2014
	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored funds	$39,079	$(1,190)	$423	$38,312
Equity securities	8,421	—	319	8,740
Available-for-sale:
Sponsored closed-end funds	3,129	(163)	233	3,199
Total marketable securities	$50,629	$(1,353)	$975	$50,251
For the years ended December 31, 2015, 2014 and 2013, the Company recognized a realized gain of $0.4 million, $8.2 million and $1.0 million, respectively, on trading securities.
Equity Method Investments
In 2014, the Company acquired an interest in a limited partnership for approximately $5.0 million which includes a future capital commitment for up to $4.9 million in the event that it is called by the partnership.
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
Other Investments
Other investments represents interests in entities not accounted for under the equity method such as the cost method or fair value.
6. Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of consolidated sponsored investment products and the consolidated investment product discussed in Notes 17 and 18, respectively, as of December 31, 2015 and December 31, 2014, by fair value hierarchy level were as follows:

December 31, 2015
	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$54,772	$—	$—	$54,772
Marketable securities trading:
Sponsored funds	29,331	—	—	29,331
Equity securities	9,168	—	—	9,168
Marketable securities available-for-sale:
Sponsored closed-end funds	2,997	—	—	2,997
Other investments
Nonqualified retirement plan assets	5,310	—	—	5,310
Total assets measured at fair value	$101,578	$—	$—	$101,578

December 31, 2014
	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$202,054	$—	$—	$202,054
Marketable securities trading:
Sponsored funds	38,312	—	—	38,312
Equity securities	8,740	—	—	8,740
Marketable securities available-for-sale:
Sponsored closed-end funds	3,199	—	—	3,199
Other investments
Nonqualified retirement plan assets	5,063	—	—	5,063
Total assets measured at fair value	$257,368	$—	$—	$257,368

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

Transfers into and out of levels are reflected when significant inputs used for the fair value measurement, including market inputs or performance attributes, become observable or unobservable or when the Company determines it has the ability, or no longer has the ability, to redeem, in the near term, certain investments that the Company values using a net asset value, or if the book value no longer represents fair value. There were no transfers between Level 1 and Level 2 during the years ended December 31, 2015 and 2014.
7. Furniture, Equipment and Leasehold Improvements, Net
Furniture, equipment and leasehold improvements, net are summarized as follows:

	December 31,
	2015	2014
($ in thousands)
Furniture and office equipment	$5,840	$4,762
Computer equipment and software	6,600	6,148
Leasehold improvements	11,071	8,454
	23,511	19,364
Accumulated depreciation and amortization	(14,395)	(12,171)
Furniture, equipment and leasehold improvements, net	$9,116	$7,193

8. Income Taxes
The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2015	2014	2013
($ in thousands)
Current
Federal	$28,077	$31,787	$10,395
State	2,539	3,168	1,787
Total current tax expense	30,616	34,955	12,182
Deferred
Federal	4,339	3,200	29,933
State	2,017	1,194	2,663
Total deferred tax expense	6,356	4,394	32,596
Total expense for income taxes	$36,972	$39,349	$44,778
The following presents a reconciliation of the provision (benefit) for income taxes computed at the federal statutory rate to the provision (benefit) for income taxes recognized in the Consolidated Statements of Operations for the years indicated:

	Years Ended December 31,
	2015		2014		2013
($ in thousands)
Tax at statutory rate	$23,675	35%	$47,922	35%	$41,968	35%
State taxes, net of federal benefit	2,717	4	4,357	3	2,893	2
Uncertain tax positions	—	—	(30,961)	(22)	—	—
IRS audit resolution	—	—	15,505	11	—	—
Effect of net income attributable to noncontrolling interests	1,492	2	—	—	—	—
Change in valuation allowance	7,812	12	2,165	2	(264)	—
Other, net	1,276	2	361	—	181	—
Income tax expense	$36,972	55%	$39,349	29%	$44,778	37%

The provision for income taxes reflects U.S. federal, state and local taxes at an estimated effective tax rate of 55%, 29% and 37% for the years ended December 31, 2015, 2014 and 2013, respectively. The Company's tax position for the years ended December 31, 2015 and 2014 was impacted by changes in the valuation allowance related to the unrealized loss position on the Company’s marketable securities. Additionally, the Company’s effective tax rate for the year ended December 31, 2014 was impacted by a net tax benefit of approximately $15.5 million due to the settlement of the Internal Revenue Service (“IRS”) examination of its 2011 federal consolidated corporate income tax return. The net benefit arises from the settlement of the Company's 2011 IRS exam and is comprised of the recognition of tax benefits from previously uncertain tax positions of approximately $31.0 million and a reduction in the available loss deduction of approximately $15.5 million of which both related to the past dissolution of a subsidiary.

Deferred taxes resulted from temporary differences between the amounts reported in the consolidated financial statements and the tax basis of assets and liabilities. The tax effects of temporary differences are as follows:

	December 31,
	2015	2014
($ in thousands)
Deferred tax assets:
Intangible assets	$27,728	$36,340
Net operating losses	20,591	21,547
Compensation accruals	7,804	6,757
Investments	8,704	8,717
Unrealized loss/(gain)	12,157	2,362
Other	118	46
Gross deferred tax assets	77,102	75,769
Valuation allowance	(10,855)	(2,397)
Gross deferred tax assets after valuation allowance	66,247	73,372
Deferred tax liabilities:
Intangible assets	(12,104)	(12,718)
Other investments	—	(492)
Gross deferred tax liabilities	(12,104)	(13,210)
Deferred tax assets, net	$54,143	$60,162
At each reporting date, the Company evaluates the positive and negative evidence used to determine the likelihood of realization of its deferred tax assets. The Company maintained a valuation allowance in the amount of $10.9 million and $2.4 million at December 31, 2015 and 2014, respectively, relating to deferred tax assets on items of a capital nature as well as certain state deferred tax assets.
As of December 31, 2015, the Company had $40.3 million of net operating loss carry-forwards for federal income tax purposes. The related federal net operating loss carry-forwards are scheduled to begin to expire in the year 2029. As of December 31, 2015, the Company had state net operating loss carry-forwards, varying by subsidiary and jurisdiction, represented by a $6.5 million deferred tax asset. The state net operating loss carry-forwards are scheduled to begin to expire in 2016.
Internal Revenue Code Section 382 limits tax deductions for net operating losses, capital losses and net unrealized built-in losses after there is a substantial change in ownership in a corporation’s stock involving a 50 percentage point increase in ownership by 5% or larger stockholders. During the year ended December 31, 2009, due to changes in the Company’s stockholder base, the Company incurred an ownership change as defined in Section 382. At December 31, 2015, the Company has approximately $62.3 million in pre-change built-in losses that are reflected within the Company’s deferred tax assets noted above and are subject to an annual limitation of $4.2 million plus any cumulative unused Section 382 limitation from post-change tax years.

Activity in unrecognized tax benefits is as follows:

	Years Ended December 31,
	2015	2014	2013
($ in thousands)
Balance, beginning of year	$—	$32,602	$33,948
Decrease related to tax positions taken in prior years	—	(32,602)	(1,346)
Increase related to positions taken in the current year	—	—	—
Balance, end of year	$—	$—	$32,602
The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. The Company recorded no interest or penalties related to uncertain tax positions at December 31, 2015, 2014 and 2013.
During the year ended December 31, 2015, the Company recognized tax benefits of $1.1 million related to cumulative windfall deductions on certain stock-based incentive plans. Under ASC 718, these tax benefits are utilized for financial statement purposes when they serve to reduce income taxes payable. Under the Company’s accounting policy, net operating losses and benefits from other sources are recognized before windfall benefit carryovers. The tax benefit related to these windfall deductions was recorded as an increase to stockholders’ equity in the Company's Consolidated Balance Sheets.
The earliest federal tax year that remains open for examination is 2008 since unutilized net operating loss carry-forwards from 2008 could be denied when claimed in future years. The earliest open years in the Company’s major state tax jurisdictions are 2001 for Connecticut and 2011 for all of the Company's remaining state tax jurisdictions.
9. Debt
Credit Facility
The Company has an amended and restated senior secured revolving credit facility (the “Credit Facility”) that has a five-year term expiring in September 2017 and provides borrowing capacity of up to $75.0 million, with a $7.5 million sub-limit for the issuance of standby letters of credit. In addition, the Credit Facility provides for a $50.0 million increase in borrowing capacity conditioned on approval by the lending group. The Credit Facility is secured by substantially all of the assets of the Company. At December 31, 2015 and 2014, there were no amounts outstanding under the Credit Facility. As of December 31, 2015, the Company had the capacity to draw on the entire $75.0 million under the Credit Facility.
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

The Credit Facility contains customary covenants, including covenants that restrict (subject in certain instances to minimum thresholds or exceptions) the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create liens, merge or make acquisitions, dispose of assets, enter into leases, sale/leasebacks or acquisitions of capital stock, and make loans, guarantees and investments, among other things. In addition, the Credit Facility contains certain financial covenants, the most restrictive of which include: (i) a minimum interest coverage ratio (generally, adjusted EBITDA to interest expense as defined in and for the period specified in the Credit Facility agreement) of at least 4.00:1, and (ii) a leverage ratio (generally, total debt as of any date to adjusted EBITDA as defined in and for the period specified in the Credit Facility agreement) of no greater than 2.75:1. For purposes of the Credit Facility, adjusted EBITDA generally means, for any period, net income of the Company before interest expense, income taxes, depreciation and amortization expense, and excluding non-cash stock-based compensation, unrealized mark-to-market gains and losses, certain severance, and certain non-cash non-recurring gains and losses as described in and specified under the Credit Facility. At December 31, 2015 and 2014, the Company was in compliance with all financial covenants under the Credit Facility.
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

10. Commitments and Contingencies
Legal Matters
The Company is regularly involved in litigation and arbitration as well as examinations, inquiries and investigations by various regulatory bodies, including the SEC, involving its compliance with, among other things, securities laws, client investment guidelines, laws governing the activities of broker-dealers and other laws and regulations affecting its products and other activities. Legal and regulatory matters of this nature involve or may involve but are not limited to the Company’s activities as an employer, issuer of securities, investor, investment adviser, broker-dealer or taxpayer. In addition, in the normal course of business, the Company discusses matters with its regulators raised during regulatory examinations or is otherwise subject to their inquiry. These matters could result in censures, fines, penalties or other sanctions.

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

Regulatory Matter

As previously disclosed, in December 2014 the SEC announced a settlement with F-Squared Investments (“F-Squared”), an unaffiliated former subadviser, which settled charges that F-Squared had violated the federal securities laws as described in Investment Advisers Act Release No. 3988. The settlement related to F-Squared’s inaccurate performance information for the period of April 2001 through September 2008, including indices that certain Virtus mutual funds tracked beginning in September 2009 and January 2011. As part of the SEC’s non-public, confidential investigation of this matter, the SEC staff informed the Company that it was inquiring into whether the Company had violated securities laws or regulations with respect to F-Squared’s historical performance information. In November 2015, without admitting or denying the SEC’s findings, the Company consented to the entry of the order which found that the Company violated certain Sections of the Investment Advisers Act and the Investment Company Act of 1940. The Company agreed to pay a total of $16.5 million, which it paid in the fourth quarter of 2015.

In re Virtus Investment Partners, Inc. Securities Litigation; formerly styled as Tom Cummins v. Virtus Investment Partners Inc. et al

On February 20, 2015, a putative class action complaint alleging violation of the federal securities laws was filed by an individual shareholder against the Company and certain of the Company’s current officers (the “defendants”) in the United States District Court for the Southern District of New York.   On April 21, 2015, three plaintiffs, including the original plaintiff, filed motions to be appointed lead plaintiff. On June 9, 2015, the court entered an order appointing Arkansas Teachers Retirement System lead plaintiff. On August 21, 2015, plaintiff filed a Consolidated Class Action Complaint (the “Consolidated Complaint”) amending the originally filed complaint. The Consolidated Complaint was purportedly filed on behalf of all purchasers of the Company’s common stock between January 25, 2013 and May 11, 2015 (the “Class Period”). The Consolidated Complaint alleges that during the Class Period, the defendants disseminated materially false and misleading statements and concealed material adverse facts relating to certain funds subadvised by F-Squared. The Consolidated Complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5. The plaintiff seeks to recover unspecified damages. The Company believes that the suit is without merit and intends to defend it vigorously. A motion to dismiss the Consolidated Complaint was filed on behalf of the Company and the other defendants on October 21, 2015. Briefing of the motion was completed on December 4, 2015 and oral argument was held on December 17, 2015. The motion is pending. The Company believes that there is not a material loss that is probable and reasonably estimable related to this claim.

Mark Youngers v. Virtus Investment Partners, Inc. et al

On May 8, 2015, a putative class action complaint alleging violations of certain provisions of the federal securities laws was filed in the United States District Court for the Central District of California by an individual who alleges he is a former shareholder of one of the Virtus mutual funds formerly subadvised by F-Squared and formerly known as the AlphaSector Funds. The complaint purports to allege claims against the Company, certain of the Company’s officers and affiliates, and certain other parties (the “defendants”). The complaint was purportedly filed on behalf of purchasers of the AlphaSector Funds between May 8, 2010 and December 22, 2014, inclusive (the “Class Period”). The complaint alleges that during the Class Period the defendants disseminated materially false and misleading statements and concealed or omitted material facts necessary to make the statements made not misleading. On June 7, 2015, a group of three individuals, including the original plaintiff, filed a motion to be appointed lead plaintiff. No other motions to be appointed lead plaintiff were filed. On July 27, 2015, the court granted the motion, appointing movants as lead plaintiff. On July 27, 2015, the court issued an order to show cause requiring lead plaintiff to explain no later than July 31, 2015, why his claims should not be transferred and consolidated with the In re Virtus Investment Partners, Inc. Securities Litigation action discussed above. On October 1, 2015, plaintiff filed a First Amended Class Action Complaint which, among other things, added a derivative claim for breach of fiduciary duty on behalf of Virtus Opportunities Trust. On October 19, 2015, The United States District Court for the Central District of California entered an order transferring the action to the Southern District of New York. On January 4, 2016, Plaintiffs filed a Second Amended Complaint. Defendant's filed a motion to dismiss on February 1, 2016. The Company believes the plaintiff’s claims asserted in the complaint are frivolous and intends to defend it vigorously. The Company believes that there is not a material loss that is probable and reasonably estimable related to this claim.
Lease Commitments
The Company incurred rental expenses, primarily related to office space, under operating leases of $4.3 million, $3.7 million and $3.4 million in 2015, 2014 and 2013, respectively. Minimum aggregate rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2015 are as follows: $4.8 million in 2016; $5.0 million in 2017; $4.5 million in 2018; $2.9 million in 2019; $2.4 million in 2020; and $3.2 million thereafter.
11. Equity Transactions
During the years ended December 31, 2015 and 2014, pursuant to the Company’s share repurchase program implemented in the fourth quarter of 2010, the Company repurchased 638,703 and 225,441 common shares, respectively, at a weighted average price of $125.22 per share and $178.54 per share, respectively, plus transaction costs for a total cost of approximately $80.0 million and $40.3 million, respectively. As of December 31, 2015, the Company has repurchased a total of 1,214,144 shares of common stock at a weighted average price of $129.85 per share plus transaction costs for a total cost of $157.7 million.
On October 21, 2015, the Company's board of directors authorized an additional 1,500,000 shares of common stock under the current share repurchase program and at December 31, 2015 1,485,856 shares remain available for repurchase. Under terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases and/or privately negotiated transactions, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.
During each quarter of the year ended December 31, 2015 and the second, third and fourth quarters of the year ended December 31, 2014, the Board of Directors declared quarterly cash dividends of $0.45 each. Total dividends declared were $16.0 million for the year ended December 31, 2015 and $12.5 million for the year ended December 31, 2014. At December 31, 2015, $4.2 million is shown as dividends payable in liabilities in the Consolidated Balance Sheet, primarily representing the fourth quarter dividend to be paid on February 12, 2016 to all shareholders of record on January 29, 2016. There were no cash dividends during the year ended December 31, 2013.

12. Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive loss, by component, are as follows:

	Unrealized Gains and (Losses) on Securities Available-for- Sale	Foreign Currency Translation Adjustments
($ in thousands)
Balance December 31, 2014	$(107)	$(135)
Unrealized net loss on available-for-sale securities, net of tax of $71	(358)	—
Foreign currency translation adjustments, net of tax of $266	—	(434)
Amounts reclassified from accumulated other comprehensive loss	—	—
Net current-period other comprehensive loss	(358)	(434)
Balance December 31, 2015	$(465)	$(569)

	Unrealized Gains and (Losses) on Securities Available-for- Sale	Foreign Currency Translation Adjustments
($ in thousands)
Balance December 31, 2013	$(231)	$81
Unrealized net gains on available-for-sale securities, net of tax of ($76)	124	—
Foreign currency translation adjustments, net of tax of $132	—	(216)
Amounts reclassified from accumulated other comprehensive loss	—	—
Net current-period other comprehensive income (loss)	124	(216)
Balance December 31, 2014	$(107)	$(135)
13. Retirement Savings Plan
The Company sponsors a defined contribution 401(k) retirement plan (the “401(k) Plan”) covering all employees who meet certain age and service requirements. Employees may contribute a percentage of their eligible compensation into the 401(k) Plan, subject to certain limitations imposed by the Internal Revenue Code. The Company matches employees’ contributions at a rate of 100% of employees’ contributions up to the first 3.0% and 50.0% of the next 2.0% of the employees’ compensation contributed to the 401(k) Plan. The Company’s matching contributions were $2.1 million, $2.8 million and $2.5 million in 2015, 2014 and 2013, respectively.
14. Stock-Based Compensation
The Company has an Omnibus Incentive and Equity Plan (the “Plan”) under which officers, employees and directors may be granted equity-based awards, including restricted stock units (“RSUs”), stock options and unrestricted shares of common stock. At December 31, 2015, 322,986 shares of common stock remain available for issuance of the 1,800,000 shares that were reserved for issuance under the Plan. Each RSU entitles the holder to one share of common stock when the restriction expires. RSUs generally have a term of one to three years and may be time-vested or performance-contingent. Stock options generally cliff vest after three years and have a contractual life of ten years. Stock options are granted with an exercise price equal to the fair market value of the shares at the date of grant. The fair value of each RSU is estimated using the intrinsic value method, which is based on the fair market value price on the date of grant unless it contains a performance metric that is considered a market condition. RSUs that contain a market condition are valued using a simulation valuation model. Shares that are issued upon exercise of stock options and vesting of RSUs are newly issued shares from the Plan and are not issued from treasury stock.
Stock-based compensation expense is summarized as follows:

	Years Ended December 31,
	2015	2014	2013
($ in thousands)
Stock-based compensation expense	$11,863	$9,778	$7,960

RSU activity for the year ended December 31, 2015 is summarized as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	179,936	$143.25
Granted	118,380	$134.37
Forfeited	(19,289)	$142.41
Settled	(87,410)	$102.00
Outstanding at December 31, 2015	191,617	$156.66
The grant-date intrinsic value of RSUs granted during the year ended December 31, 2015 was $15.9 million. The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2015, 2014 and 2013 was $134.37, $183.83 and $188.36 per share, respectively. The total fair value of RSUs vested during the years ended December 31, 2015, 2014 and 2013 was $11.8 million, $21.1 million and $17.9 million, respectively. For the years ended December 31, 2015, 2014 and 2013, a total of 37,488, 50,952 and 38,222 RSUs, respectively, were withheld through net share settlement by the Company to settle minimum employee tax withholding obligations. The Company paid $5.1 million, $9.1 million and $7.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, in minimum employee tax withholding obligations related to RSUs withheld. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have been otherwise issued as a result of the vesting.
As of December 31, 2015, unamortized stock-based compensation expense for outstanding RSUs was $16.7 million, with a weighted average remaining contractual life of 1.7 years. As of December 31, 2014, unamortized stock-based compensation expense for outstanding RSUs was $12.6 million, with weighted average remaining contractual life of 1.1 years. The Company did not capitalize any stock-based compensation expenses during the years ended December 31, 2015, 2014 and 2013. There were no unvested stock options at December 31, 2015.
During the years ended December 31, 2015 and 2014, the Company granted 33,632 and 30,101 RSUs, respectively, each of which contains two performance based metrics in addition to a service condition. The two performance metrics are based on the Company’s growth in operating income, as adjusted, relative to peers over a one year period and total shareholder return (“TSR”) relative to peers over a three year period. For the years ended December 31, 2015 and 2014, total stock-based compensation expense included $2.5 million and $1.4 million respectively, for these performance contingent RSUs. As of December 31, 2015, unamortized stock-based compensation expense related to these performance contingent RSUs was $6.2 million. As of December 31, 2014, unamortized stock-based compensation expense related to these performance contingent RSUs was $3.5 million.

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
Stock option activity for the year ended December 31, 2015 is summarized as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	162,824	$18.79
Granted	—	$—
Exercised	(6,188)	$19.04
Forfeited	—	$—
Outstanding at December 31, 2015	156,636	$18.78
Vested and exercisable at December 31, 2015	156,636	$18.78

The weighted-average remaining contractual term for stock options outstanding at December 31, 2015 and December 31, 2014 was 2.9 and 3.9 years, respectively. The weighted-average remaining contractual term for stock options vested and exercisable at December 31, 2015 was 2.9 years. At December 31, 2015, the aggregate intrinsic value of stock options outstanding and vested and exercisable was $15.5 million. The total grant-date fair value of stock options vested during the years ended December 31, 2014 and 2013 was $0.4 million and $0.2 million, respectively. There were no options vested during the year ended December 31, 2015. The total intrinsic value of stock options exercised for the years ended December 31, 2015, 2014 and 2013 was $0.7 million, $4.2 million, $5.1 million, respectively. Cash received from stock option exercises was $0.1 million, $0.8 million and $0.6 million for 2015, 2014 and 2013, respectively.
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

15. Earnings Per Share
The computation of basic and diluted earnings per share is as follows:

	Years Ended December 31,
	2015	2014	2013
($ in thousands, except per share amounts)
Net Income	$30,671	$96,965	$77,130
Noncontrolling interests	4,435	735	(1,940)
Net Income Attributable to Common Stockholders	$35,106	$97,700	$75,190
Shares:
Basic: Weighted-average number of shares outstanding	8,797	9,091	8,188
Plus: Incremental shares from assumed conversion of dilutive instruments	163	201	245
Diluted: Weighted-average number of shares outstanding	8,960	9,292	8,433
Earnings per share—basic	$3.99	$10.75	$9.18
Earnings per share—diluted	$3.92	$10.51	$8.92
For the years ended December 31, 2015 and 2014, there were 1,521 and 6,085 instruments, respectively, excluded from the above computations of weighted-average shares for diluted EPS because the effect would be anti-dilutive. For the year ended December 31, 2013, there were no instruments excluded from the above computations of weighted-average shares for diluted EPS because the effect would be anti-dilutive.

16. Concentration of Credit Risk
The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company. The following funds provided 10 percent or more of the total revenues of the Company:

	Years Ended December 31,
	2015	2014	2013
($ in thousands)
Virtus Emerging Markets Opportunities Fund
Investment management, administration and transfer agent fees	$62,329	$50,435	$53,202
Percent of total revenues	16%	11%	14%
Virtus Multi-Sector Short Term Bond Fund
Investment management, administration and transfer agent fees	$49,174	$55,401	$52,568
Percent of total revenues	13%	12%	14%
Virtus Equity Trend Fund (a)
Investment management, administration and transfer agent fees	$30,398	$61,566	$41,921
Percent of total revenues	8%	14%	11%

(a)	Formerly Virtus Premium AlphaSector™ Fund

17. Consolidated Sponsored Investment Products
Sponsored Investment Products
In the normal course of its business, the Company sponsors various investment products. The Company consolidates, as a consolidated sponsored investment product, an investment product when it owns a majority of the voting interest in the entity or it is the primary beneficiary of an investment product that is a VIE. The consolidation and deconsolidation of these investment products have no impact on net income attributable to stockholders. The Company’s risk with respect to these investments is limited to its investment in these products. The Company has no right to the benefits from, and does not bear the risks associated with these investment products, beyond the Company’s investments in, and fees generated from these products. The Company does not consider cash and investments held by consolidated sponsored investment products or any other VIE to be assets of the Company other than its direct investment in these products.
As of December 31, 2015 and December 31, 2014, the Company consolidated twelve sponsored investment products, respectively. During the year ended December 31, 2015, the Company consolidated three additional sponsored investment products and deconsolidated three sponsored investment products because it no longer has a majority voting interest.
The following table presents the balances of the consolidated sponsored investment products that were reflected in the Consolidated Balance Sheets as of December 31, 2015 and 2014:

	As of December 31,
	2015	2014
($ in thousands)
Total cash	$11,866	$8,687
Total investments	323,335	236,652
All other assets	8,549	6,960
Total liabilities	(15,387)	(12,556)
Redeemable noncontrolling interest	(73,864)	(23,071)
The Company’s net interests in consolidated sponsored investment products	$254,499	$216,672
The Company's net interest as a percentage of total investments of consolidated sponsored investment products	78.7%	91.6%

Fair Value Measurements of Consolidated Sponsored Investment Products
The assets and liabilities of the consolidated sponsored investment products measured at fair value on a recurring basis by fair value hierarchy level were as follows:

As of December 31, 2015
	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Debt securities	$—	$151,156	$1,397	$152,553
Equity securities	162,986	7,796	—	170,782
Derivatives	33	738	—	771
Total assets measured at fair value	$163,019	$159,690	$1,397	$324,106
Liabilities
Derivatives	$128	$844	$—	$972
Short sales	5,334	75	—	5,409
Total liabilities measured at fair value	$5,462	$919	$—	$6,381

As of December 31, 2014
	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Debt securities	$—	$135,050	$1,065	$136,115
Equity securities	82,417	18,120	—	100,537
Derivatives	154	227	—	381
Total assets measured at fair value	$82,571	$153,397	$1,065	$237,033
Liabilities
Derivatives	$191	$—	$—	$191
Short sales	7,491	674	—	8,165
Total liabilities measured at fair value	$7,682	$674	$—	$8,356

The following is a discussion of the valuation methodologies used for the assets and liabilities of the Company’s consolidated sponsored investment products measured at fair value.

Investments of consolidated sponsored investment products represent the underlying debt, equity and other securities held in sponsored products, which are consolidated by the Company. Equity securities are valued at the official closing price on the exchange on which the securities are traded and are categorized within Level 1. Level 2 investments include most debt securities, which are valued based on quotations received from independent pricing services or from dealers who make markets in such securities and certain equity securities, including non-US securities, for which closing prices are not readily available or are deemed to not reflect readily available market prices and are valued using an independent pricing service. Pricing services do not provide pricing for all securities, and therefore indicative bids from dealers are utilized, which are based on pricing models used by market makers in the security and are also included within Level 2. Level 3 investments include debt securities that are not widely traded, are illiquid or are priced by dealers based on pricing models used by market makers in the security.

The following table is a reconciliation of assets of consolidated sponsored investment products for Level 3 investments for which significant unobservable inputs were used to determine fair value.

	Year Ended December 31,
	2015	2014
(in thousands)
Level 3 Debt Securities (a)
Balance at beginning of period	$1,065	$—
Purchases	913	1,119
Sales	(370)	—
Paydowns	(10)	(3)
Change in unrealized loss, net	(113)	(51)
Change in realized loss, net	(141)	—
Transfers from Level 2	151	—
Transfers to Level 2	(98)	—
Balance at end of period	$1,397	$1,065

(a)	None of the securities were internally fair valued at December 31, 2015 or December 31, 2014.

For the year ended December 31, 2015, securities held by consolidated sponsored investment products with an end of period value of $8.4 million were transferred from Level 2 to Level 1 because certain non-US securities quoted market prices were no longer adjusted based on third-party factors derived from model-based valuation techniques for which the significant assumptions were observable in the market. Securities with an end of period market value of $0.2 million and $1.5 million were transferred from Level 1 to Level 2 during the years ended December 31, 2015 and December 31, 2014, respectively, because certain non-US securities' quoted market prices were adjusted based on third-party factors derived from model-based valuation techniques for which the significant assumptions were observable in the market or an exchange price for preferred shares was no longer available.
Derivatives
The Company has certain consolidated sponsored investment products which include derivative instruments as part of their investment strategies to contribute to the achievement of defined investment objectives. These derivatives may include futures contracts, swaps contracts, options contracts and forward contracts. Derivative instruments in an asset position are classified as other assets of consolidated sponsored investment products in the Consolidated Balance Sheets. Derivative instruments in a liability position are classified as liabilities of consolidated sponsored investment products within the Consolidated Balance Sheets. The change in fair value of such derivatives is recorded in realized and unrealized gain (loss) on investments of consolidated sponsored investment products, net, in the Consolidated Statements of Operations. In connection with entering into these derivative contracts, these funds may be required to pledge to the broker an amount of cash equal to the “initial margin” requirements that varies based on the type of derivative. The cash pledged or on deposit is recorded in the Consolidated Balance Sheets of the Company as Cash pledged or on deposit of consolidated sponsored investment products. The fair value of such derivatives at December 31, 2014 was immaterial.
The Company's consolidated sponsored investment products were party to the following derivative instruments for the year ended December 31, 2015:

	Volume
($ in thousands)
Purchased options	$3,015	(a)
Written options	755	(b)
Futures contracts long/short	278	(c)
Forward foreign currency exchange purchase contracts	5,591	(d)
Forward foreign currency exchange sale contracts	29,069	(e)
Interest rate swaps	69,094	(f)
Other swaps	35,180	(f), (g)

(a)    Represents average premiums paid for the period.
(b)    Represents average premiums received for the period.
(c)    Represents average unrealized gains/losses for the period.
(d)    Represents average value payable at trade date.
(e)    Represents average value at receivable at settlement date.
(f) Represents notional value of holdings as of the end of the period.

(g)	Includes credit default, total return, inflation and variance swaps.
The following is a summary of the consolidated sponsored investment products' derivative instruments as of December 31, 2015. For financial reporting purposes, the Company does not offset derivative assets and derivative liabilities that are subject to netting arrangements in its Consolidated Balance Sheets.

	Fair Value
	Assets	Liabilities
($ in thousands)
Futures contracts	$77	$128
Forward foreign currency exchange contracts	388	287
Swaps	897	502
Purchased options	2,071	63
Purchased swaptions	803	—
Written options	—	654
Total derivative assets and liabilities in the Consolidated Balance Sheets	4,236	1,634
Derivatives not subject to a master netting agreement	(978)	(281)
Total assets and liabilities subject to a master netting agreement	$3,258	$1,353

The following is a summary of the Company's consolidated sponsored investment products' assets and liabilities, net of amounts available for offset under a master netting arrangement and net of any related cash collateral received:

	As of December 31, 2015
	Amount Subject to a Master Netting Arrangement	Derivatives Available for Offset	Collateral Pledged or Received	Net Amount
($ in thousands)
Derivative assets	$3,258	$(1,140)	$(1,784)	$334
Derivative liabilities	1,353	(1,140)	(209)	4

The Company's consolidated sponsored investment products have counterparty risk associated with these derivative assets and liabilities. Multiple counterparties are utilized to mitigate this risk, and the maximum exposure to a single bank does not exceed 33.1% of the total derivative assets or 43.3% of the total derivative liabilities.
The following is a summary of the net gains (losses) recognized in income by primary risk exposure:

Year Ended December 31,
2015
($ in thousands)
Interest rate contracts	$(80)
Foreign currency exchange contracts	181
Equity contracts	312
Commodity contracts	324
Credit contracts	8
Total	$745
Short Sales
Some of the Company’s consolidated sponsored investment products may engage in short sales, which are transactions in which a security is sold, which is not owned or is owned but there is no intention to deliver, in anticipation that the price of the security will decline. Short sales are recorded in the Consolidated Balance Sheets within other liabilities of consolidated sponsored investment products.
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

18. Consolidated Investment Product

During 2015, the Company contributed $40.0 million to a SPE that was created specifically to accumulate bank loan assets for securitization as a potential CLO that will be managed by its Newfleet affiliate. The SPE is a VIE and the Company consolidates the SPE's assets and liabilities as a consolidated investment product within its financial statements as it is the primary beneficiary of the VIE. The Company determined that it is the primary beneficiary of the VIE as the Company has the power to direct the activities that most significantly impact the economic performance of th entity and has the obligation to absorb losses, or the rights to receive benefits from, the VIE that could potentially be significant to the VIE.
The following table presents the balances of the consolidated investment product that were reflected in the Consolidated Balance Sheet as of December 31, 2015. There was no consolidated investment product at December 31, 2014.

As of December 31,
2015
($ in thousands)
Total cash equivalents	$8,297
Total investments	199,485
Other assets	1,467
Debt	(152,597)
Securities purchased payable	(18,487)
The Company’s net interests in the consolidated investment product	$38,165
Fair Value Measurements of Consolidated Investment Product
The assets and liabilities of the consolidated investment product measured at fair value on a recurring basis as of December 31, 2015 by fair value hierarchy level were as follows:

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$8,297	$—	$—	$8,297
Bank loans	—	199,485	—	199,485
Total Assets Measured at Fair Value	$8,297	$199,485	$—	$207,782
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
The estimated fair value of debt at December 31, 2015, which has a variable interest rate, approximates its carrying value and is classified as Level 2. The securities purchase payable at December 31, 2015 approximates fair value due to the short-term nature of the instruments.

Debt of Consolidated Investment Product

On August 17, 2015, the SPE, entered into a three-year term $160.0 million financing transaction with a bank lending counterparty (the “Financing Facility”).  The proceeds of the Financing Facility are intended to be used to purchase and warehouse commercial bank loan assets pending the securitization of such assets as a CLO.   The size of the Financing Facility may be increased subject to the occurrence of certain events and the mutual consent of the parties.  The Financing Facility is secured by all the assets of the SPE and initially bears interest at a rate of three-month LIBOR plus 1.25% per annum (with such interest rate, upon completion of the initial nine-month ramp-up period, increasing to three-month LIBOR plus 2.0% per annum).  The Financing Facility contains standard covenants and event of default provisions (including loan-to-value ratio triggers) and foreclosure remedies upon such default in favor of the lender thereunder.  The $40.0 million the Company contributed to the SPE serves as first loss protection for the bank lending counterparty under the Financing Facility. In the event of default, the recourse to the Company is limited to its investment in the SPE. At December 31, 2015 $152.6 million was outstanding under the Financing Facility.

19. Consolidation

As of December 31, 2015, 13 products were consolidated by the Company including, 12 consolidated sponsored investment products and one consolidated investment product. As of December 31, 2014, 12 products were consolidated by the Company, comprised entirely of sponsored investment products.
The following tables reflect the impact of the consolidated sponsored investment products and consolidated investment product in the Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, respectively:

As of December 31, 2015
	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products	Consolidated Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Consolidated Balance Sheet
($ in thousands)
Total cash	$87,574	$11,866	$8,297	$—	$107,737
Total investments	349,147	323,335	199,485	(292,409)	579,558
All other assets	162,673	8,549	1,467	(255)	172,434
Total assets	$599,394	$343,750	$209,249	$(292,664)	$859,729
Total liabilities	$89,937	$15,642	$171,084	$(255)	$276,408
Redeemable noncontrolling interest	—	—	—	73,864	73,864
Equity attributable to stockholders of the Company	509,624	328,108	38,165	(366,273)	509,624
Non-redeemable noncontrolling interest	(167)	—	—	—	(167)
Total liabilities and equity	$599,394	$343,750	$209,249	$(292,664)	$859,729

As of December 31, 2014
	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products	Consolidated Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Consolidated Balance Sheet
($ in thousands)
Total cash	$202,847	$8,687	$—	$—	$211,534
Total investments	279,863	236,652	—	(216,415)	300,100
All other assets	180,436	6,960	—	(257)	187,139
Total assets	$663,146	$252,299	$—	$(216,672)	$698,773
Total liabilities	$99,794	$12,813	$—	$(257)	$112,350
Redeemable noncontrolling interest	—	—	—	23,071	23,071
Equity attributable to stockholders of the Company	563,542	239,486	—	(239,486)	563,542
Non-redeemable noncontrolling interest	(190)	—	—	—	(190)
Total liabilities and equity	$663,146	$252,299	$—	$(216,672)	$698,773

(a)
Adjustments include the elimination of intercompany transactions between the Company, its consolidated sponsored investment products and consolidated investment product, primarily the elimination of the investments, consolidated sponsored investment product equity, consolidated investment product equity and recording of any noncontrolling interest.

The following table reflects the impact of the consolidated sponsored investment products in the Consolidated Statement of Operations for the years ended December 31, 2015, 2014 and 2013, respectively:

For the Year Ended December 31, 2015
	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products	Consolidated Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Consolidated Statement of Operations
($ in thousands)
Total operating revenues	$383,581	$—	$—	$(1,604)	$381,977
Total operating expenses	297,465	5,738	—	(1,604)	301,599
Operating income (loss)	86,116	(5,738)	—	—	80,378
Total other non-operating expense	(14,214)	(11,677)	(1,832)	14,988	(12,735)
Income (loss) before income tax expense	71,902	(17,415)	(1,832)	14,988	67,643
Income tax expense	36,972	—	—	—	36,972
Net income (loss)	34,930	(17,415)	(1,832)	14,988	30,671
Noncontrolling interests	176	—	—	4,259	4,435
Net income (loss) attributable to common stockholders	$35,106	$(17,415)	$(1,832)	$19,247	$35,106

For the Year Ended December 31, 2014
	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products	Consolidated Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Consolidated Statement of Operations
($ in thousands)
Total operating revenues	$451,259	$—	$—	$(661)	$450,598
Total operating expenses	316,840	3,699	—	(661)	319,878
Operating income (loss)	134,419	(3,699)	—	—	130,720
Total other non-operating income (expense)	2,502	2,619	—	473	5,594
Income (loss) before income tax expense	136,921	(1,080)	—	473	136,314
Income taxes	39,349	—	—	—	39,349
Net income (loss)	97,572	(1,080)	—	473	96,965
Noncontrolling interests	128	—	—	607	735
Net income (loss) attributable to common stockholders	$97,700	$(1,080)	$—	$1,080	$97,700

For the Year Ended December 31, 2013
	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products	Consolidated Investment Products	Eliminations and Adjustments (a)	Balances as Reported in Consolidated Statement of Operations
($ in thousands)
Total operating revenues	$389,202	$—	$—	$13	$389,215
Total operating expenses	274,913	785	—	13	275,711
Operating income (loss)	114,289	(785)	—	—	113,504
Total other non-operating income	5,620	6,098	—	(3,314)	8,404
Income (loss) before income tax expense	119,909	5,313	—	(3,314)	121,908
Income tax expense	44,778	—	—	—	44,778
Net income (loss)	75,131	5,313	—	(3,314)	77,130
Noncontrolling interests	59	—	—	(1,999)	(1,940)
Net income (loss) attributable to common stockholders	$75,190	$5,313	$—	$(5,313)	$75,190

(a)
Adjustments include the elimination of intercompany transactions between the Company, its consolidated sponsored investment products and consolidated investment product, primarily the elimination of the investments, consolidated sponsored investment product equity, consolidated investment product equity and recording of any noncontrolling interest.

20. Subsequent Event
On February 17, 2016, the Company declared a quarterly cash dividend of $0.45 per common share to be paid on May 13, 2016 to shareholders of record at the close of business on April 29, 2016.

21. Selected Quarterly Data (Unaudited)

	2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
($ in thousands, except share data)
Revenues	$86,115	$92,375	$99,656	$103,831
Operating Income	16,506	23,122	16,208	24,542
Net Income (Loss) Attributable to Common Stockholders	6,636	(649)	9,777	19,342
Earnings (loss) per share—Basic	$0.78	$(0.07)	$1.10	$2.16
Earnings (loss) per share—Diluted	$0.76	$(0.07)	$1.08	$2.11

	2014
	Fourth Quarter	Third Quarter (1)	Second Quarter	First Quarter
($ in thousands, except share data)
Revenues	$112,137	$117,841	$112,749	$107,871
Operating Income	36,665	38,927	22,502	32,626
Net Income Attributable to Common Stockholders	18,879	37,340	19,543	21,938
Earnings per share—Basic	$2.09	$4.10	$2.14	$2.41
Earnings per share—Diluted	$2.05	$4.02	$2.10	$2.34

(1)	The third quarter of 2014 includes a net tax benefit of approximately $15.5 million due to completion of the audit of the Company’s 2011 federal corporate income tax return.