Form 10-Q
period 2016-03-31
VIRTUS INVESTMENT PARTNERS, INC.
filed 2016-05-03
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of the registrant’s common stock was 8,263,443 as of April 25, 2016.

VIRTUS INVESTMENT PARTNERS, INC.

“We,” “us,” “our,” the “Company” and “Virtus” as used in this Quarterly Report on Form 10-Q, refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Virtus Investment Partners, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2016	December 31, 2015
($ in thousands, except share data)
Assets:
Cash and cash equivalents	$50,402	$87,574
Investments	95,894	56,738
Accounts receivable, net	37,939	38,757
Assets of consolidated sponsored investment products
Cash of consolidated sponsored investment products	1,409	1,513
Cash pledged or on deposit of consolidated sponsored investment products	7,639	10,353
Investments of consolidated sponsored investment products	199,630	323,335
Other assets of consolidated sponsored investment products	63,929	8,549
Assets of consolidated investment product
Cash equivalents of consolidated investment product	7,440	8,297
Investments of consolidated investment product	193,663	199,485
Other assets of consolidated investment product	1,585	1,467
Furniture, equipment and leasehold improvements, net	8,692	9,116
Intangible assets, net	40,236	40,887
Goodwill	6,703	6,701
Deferred taxes, net	49,085	54,143
Other assets	17,058	12,814
Total assets	$781,304	$859,729
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$15,035	$49,617
Accounts payable and accrued liabilities	20,563	23,036
Dividends payable	4,173	4,233
Other liabilities	13,493	13,051
Liabilities of consolidated sponsored investment products	20,211	15,387
Liabilities of consolidated investment product
Debt of consolidated investment product	155,464	152,597
Securities purchased payable and other liabilities of consolidated investment product	6,554	18,487
Total liabilities	235,493	276,408
Commitments and Contingencies (Note 11)
Redeemable noncontrolling interests	40,425	73,864
Equity:
Equity attributable to stockholders:
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 9,650,179 shares issued and 8,259,831 shares outstanding at March 31, 2016 and 9,613,088 shares issued and 8,398,944 shares outstanding at December 31, 2015	97	96
Additional paid-in capital	1,139,181	1,140,875
Accumulated deficit	(460,251)	(472,614)
Accumulated other comprehensive loss	(775)	(1,034)
Treasury stock, at cost, 1,390,348 and 1,214,144 shares at March 31, 2016 and December 31, 2015, respectively	(172,699)	(157,699)
Total equity attributable to stockholders	505,553	509,624
Noncontrolling interests	(167)	(167)
Total equity	505,386	509,457
Total liabilities and equity	$781,304	$859,729
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2016	2015
($ in thousands, except per share data)
Revenues
Investment management fees	$57,644	$70,496
Distribution and service fees	12,478	19,598
Administration and transfer agent fees	9,998	13,042
Other income and fees	175	695
Total revenues	80,295	103,831
Operating Expenses
Employment expenses	35,977	35,622
Distribution and other asset-based expenses	18,101	24,507
Other operating expenses	10,765	16,726
Other operating expenses of consolidated sponsored investment products	1,133	818
Other operating expenses of consolidated investment product	56	—
Depreciation and other amortization	862	779
Amortization expense	651	837
Total operating expenses	67,545	79,289
Operating Income	12,750	24,542
Other Income (Expense)
Realized and unrealized (loss) gain on investments, net	(658)	545
Realized and unrealized gain on investments of consolidated sponsored investment products, net	295	2,590
Realized and unrealized gain on investments of consolidated investment product, net	2,235	—
Other income, net	228	435
Total other income, net	2,100	3,570
Interest Income (Expense)
Interest expense	(132)	(123)
Interest and dividend income	273	280
Interest and dividend income of investments of consolidated sponsored investment products	2,961	2,324
Interest income of investments of consolidated investment product	1,474	—
Total interest income, net	4,576	2,481
Income Before Income Taxes	19,426	30,593
Income tax expense	7,556	10,868
Net Income	11,870	19,725
Noncontrolling interests	493	(383)
Net Income Attributable to Common Stockholders	$12,363	$19,342
Earnings per Share—Basic	$1.48	$2.16
Earnings per Share—Diluted	$1.45	$2.11
Cash Dividends Declared per Share	$0.45	$0.45
Weighted Average Shares Outstanding—Basic (in thousands)	8,344	8,964
Weighted Average Shares Outstanding—Diluted (in thousands)	8,506	9,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2016	2015
($ in thousands)
Net Income	$11,870	$19,725
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of ($61) and $165 for the three months ended March 31, 2016 and 2015, respectively	99	(271)
Unrealized gain on available-for-sale securities, net of tax of ($97) and ($1) for the three months ended March 31, 2016 and 2015, respectively	160	4
Other comprehensive income (loss)	259	(267)
Comprehensive income	12,129	19,458
Comprehensive loss (income) attributable to noncontrolling interests	493	(383)
Comprehensive Income Attributable to Common Stockholders	$12,622	$19,075
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2016	2015
($ in thousands)
Cash Flows from Operating Activities:
Net income	$11,870	$19,725
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense, intangible asset and other amortization	1,573	1,671
Stock-based compensation	3,270	3,063
Excess tax benefits from stock-based compensation	(130)	(1,314)
Amortization of deferred commissions	763	3,064
Payments of deferred commissions	(500)	(1,168)
Equity in earnings of equity method investments	(218)	(425)
Realized and unrealized losses (gains) on trading securities, net	658	(545)
Realized and unrealized gains on investments of consolidated sponsored investment products, net	(683)	(1,659)
Realized and unrealized gains on investments of consolidated investment product, net	(2,235)	—
Sales of trading securities, net	11,197	8,710
Purchases of investments by consolidated sponsored investment products, net	(21,545)	(16,583)
(Purchases) sales of securities sold short by consolidated sponsored investment products, net	(3,655)	1,533
Purchases of investments by consolidated investment product, net	(4,079)	—
Deferred taxes, net	4,900	2,368
Changes in operating assets and liabilities:
Cash pledged or on deposit of consolidated sponsored investment products	1,682	(2,245)
Accounts receivable, net and other assets	(4,944)	(6,054)
Other assets of consolidated sponsored investment products	(1,292)	(81)
Other assets of consolidated investment product	(163)	—
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	(35,710)	(35,020)
Liabilities of consolidated sponsored investment products	618	108
Liabilities of consolidated investment product, net	248	—
Net cash used in operating activities	(38,375)	(24,852)
Cash Flows from Investing Activities:
Capital expenditures	(591)	(1,397)
Change in cash and cash equivalents of consolidated sponsored investment products due to deconsolidation	103	—
Purchases of other investments	(759)	—
Purchases of available-for-sale securities	(60)	(43)
Net cash used in investing activities	(1,307)	(1,440)
Cash Flows from Financing Activities:
Borrowings of proceeds from short sales by consolidated sponsored investment products	—	921
Payments on borrowings by consolidated sponsored investment products	(1,839)	—
Borrowings of debt of consolidated investment product	2,867	—
Dividends paid	(3,911)	(4,129)
Repurchases of common shares	(15,000)	(14,000)
Proceeds from exercise of stock options	375	54
Taxes paid related to net share settlement of restricted stock units	(1,001)	(4,122)
Excess tax benefits from stock-based compensation	130	1,314
Contributions of noncontrolling interests, net	19,928	11,039
Net cash provided by (used in) financing activities	1,549	(8,923)
Net decrease in cash and cash equivalents	(38,133)	(35,215)
Cash and cash equivalents, beginning of period	97,384	203,304
Cash and Cash Equivalents, End of Period	$59,251	$168,089
Non-Cash Investing Activities:
Change in accrual for capital expenditures	$(153)	$458
Non-Cash Financing Activities:
(Decrease) increase to noncontrolling interest due to (deconsolidation) consolidation of consolidated sponsored investment products, net	$(52,874)	$450
Dividends payable	$4,173	$4,095
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Stockholders	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
($ in thousands except per share data)	Shares	Par Value				Shares	Amount
Balances at December 31, 2014	8,975,833	$96	$1,148,908	$(507,521)	$(242)	575,441	$(77,699)	$563,542	$(190)	$563,352	$23,071
Net income (loss)	—	—	—	19,342	—	—	—	19,342	(34)	19,308	417
Net unrealized gain on securities available-for-sale	—	—	—	—	4	—	—	4	—	4	—
Foreign currency translation adjustments	—	—	—	—	(271)	—	—	(271)	—	(271)	—
Activity of noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	11,489
Cash dividends declared ($0.45 per common share)	—	—	(4,095)	—	—	—	—	(4,095)		(4,095)	—
Repurchases of common shares	(103,818)	—	—	—	—	103,818	(14,000)	(14,000)	—	(14,000)	—
Issuance of common shares related to employee stock transactions	39,851	—	54	—	—	—	—	54	—	54	—
Taxes paid on stock-based compensation	—	—	(4,122)	—	—	—	—	(4,122)	—	(4,122)	—
Stock-based compensation	—	—	3,784	—	—	—	—	3,784	—	3,784	—
Excess tax benefits from stock-based compensation	—	—	1,130	—	—	—	—	1,130	—	1,130	—
Balances at March 31, 2015	8,911,866	$96	$1,145,659	$(488,179)	$(509)	679,259	$(91,699)	$565,368	$(224)	$565,144	$34,977
Balances at December 31, 2015	8,398,944	$96	$1,140,875	$(472,614)	$(1,034)	1,214,144	$(157,699)	$509,624	$(167)	$509,457	$73,864
Net income (loss)	—	—	—	12,363	—	—	—	12,363	—	12,363	(493)
Net unrealized gain on securities available-for-sale	—	—	—	—	160	—	—	160	—	160	—
Foreign currency translation adjustments	—	—	—	—	99	—	—	99	—	99	—
Activity of noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	(32,946)
Cash dividends declared ($0.45 per common share)	—	—	(3,850)	—	—	—	—	(3,850)	—	(3,850)	—
Repurchases of common shares	(176,204)	—	—	—	—	176,204	(15,000)	(15,000)	—	(15,000)	—
Issuance of common shares related to employee stock transactions	37,091	1	374	—	—	—	—	375	—	375	—
Taxes paid on stock-based compensation	—	—	(1,001)	—	—	—	—	(1,001)		(1,001)	—
Stock-based compensation	—	—	4,029	—	—	—	—	4,029	—	4,029	—
Tax deficiencies from stock-based compensation	—	—	(1,246)	—	—	—	—	(1,246)	—	(1,246)	—
Balances at March 31, 2016	8,259,831	$97	$1,139,181	$(460,251)	$(775)	1,390,348	$(172,699)	$505,553	$(167)	$505,386	$40,425
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
The Company provides investment management and related services to individuals and institutions throughout the United States of America. The Company’s retail investment management services are provided to individuals through products consisting of open-end mutual funds, closed-end funds, exchange traded funds ("ETFs"), variable insurance funds, Undertaking for Collective Investment in Transferable Securities (“UCITS”) and separately managed accounts. Institutional investment management services are provided to corporations, multiemployer retirement funds, employee retirement systems, foundations, endowments and as a subadviser to unaffiliated mutual funds.
2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The Company has reclassified certain amounts in prior-period financial statements to conform to the current period's presentation.
The condensed consolidated financial statements include the accounts of the Company, its subsidiaries and investment products that are consolidated. Voting interest entities ("VOEs") are consolidated when the Company is considered to have a controlling financial interest which is typically present when the Company owns a majority of the voting interest in an entity or otherwise has the power to govern the financial and operating policies of the subsidiary or investment product.
The Company evaluates any variable interest entities (“VIEs”) in which the Company has a variable interest for consolidation. A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) where as a group, the holders of the equity investment at risk do not possess: (i) the power through voting or similar rights to direct the activities that most significantly impact the entity’s economic performance; (ii) the obligation to absorb expected losses or the right to receive expected residual returns of the entity; or (iii) proportionate voting and economic interests and where substantially all of the entity’s activities either involve or are conducted on behalf of an investor with disproportionately fewer voting rights. If any entity has any of these characteristics, it is considered a VIE and is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that has both the power to direct the activities that most significantly impact the VIE’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.
The Company's investment products that are consolidated are referred to as consolidated sponsored investment products or the consolidated investment product. Consolidated sponsored investment products are investment products in which the Company generally holds a majority of the economic interests. The consolidated investment product is a special purpose entity ("SPE") that was created specifically to accumulate bank loan assets for securitization as a potential consolidated loan obligation ("CLO"). The Company does not hold a majority of the economic interests of the consolidated investment product. The consolidation and deconsolidation of these investment products have no impact on net income attributable to stockholders. The Company’s risk with respect to these investments is limited to its investment in these products and the investment management fee it earns. The Company has no right to the benefits from, and does not bear the risks associated with these investment products, beyond the Company’s investments in, and fees generated from these products. The Company does not consider cash and investments held by the investment products it consolidates to be assets of the Company other than its direct investment in these products. See Note 12 for additional information related to the consolidation of sponsored investment products and the investment product. Intercompany accounts and transactions have been eliminated.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended

December 31, 2015 filed with the Securities and Exchange Commission. The Company’s significant accounting policies, which have been consistently applied, are summarized in its 2015 Annual Report on Form 10-K.

New Accounting Standards Implemented
The Company adopted ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02") on January 1, 2016. This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain entities. Adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements. Certain unconsolidated entities that had been classified as VOEs under previous consolidation guidance are now classified as VIEs under ASU 2015-02. As such, disclosure for VIEs is included in Note 12 to the condensed consolidated financial statements.
The Company adopted ASU No. 2014-13, Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity (“CFE”) ("ASU 2014-13") on January 1, 2016. This new guidance requires reporting entities to use the more observable of the fair value of the financial assets or the financial liabilities to measure the financial assets and the financial liabilities of a CFE when a CFE is initially consolidated. It permits entities to make an accounting policy election to apply this same measurement approach after initial consolidation or to apply other GAAP to account for the consolidated CFE’s financial assets and financial liabilities. It also prohibits all entities from electing to use the fair value option in ASC 825, Financial Instruments, to measure either the financial assets or financial liabilities of a consolidated CFE that is within the scope of this issue. Adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements. The Company has elected the measurement alternative for its consolidated investment product, and the Company's subsequent earnings from the consolidated investment product will reflect changes in value of the Company's own economic interest in the consolidated investment product.
The Company adopted Accounting Standards Update ("ASU") No. 2015-16 on January 1, 2016, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” ("ASU 2015-16) which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.
The Company adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-3") on January 1, 2016, which changes the presentation of debt issuance costs in the balance sheet. The new guidance requires that debt issuance costs be presented as a deduction from the carrying amount of the related debt rather than being presented as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15 to amend ASU 2015-03 to address line-of-credit agreements. ASU 2015-15 allows entities to present debt issuance costs related to line-of-credit agreements as an asset and amortize deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings.

New Accounting Standards Not Yet Implemented

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718) ("ASU 2016-09"). This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). The standard replaces current codification Topic 840 with updated guidance on accounting for leases and requires a lessee to recognize assets and liabilities arising from an operating lease on the balance sheet, whereas previous U.S. GAAP did not require lease assets and liabilities to be recognized for most leases. Furthermore, companies are permitted to make an accounting policy election to not recognize lease assets and liabilities for leases with a term of 12 months or less. For both finance leases and operating leases, the lease liability should be initially measured at the present value of the lease payments. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will not significantly change under this new guidance. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods therein. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-1"), which requires all equity investments (other than those accounted for under the equity method) to be measured at fair value with changes in the fair value recognized through net income. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017 and interim periods therein. Early adoption is not permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

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

3. Intangible Assets, Net

Intangible assets, net are summarized as follows:

	March 31, 2016	December 31, 2015
($ in thousands)
Definite-lived intangible assets:
Investment contracts	$158,747	$158,747
Accumulated amortization	(153,327)	(152,676)
Definite-lived intangible assets, net	5,420	6,071
Indefinite-lived intangible assets	34,816	34,816
Total intangible assets, net	$40,236	$40,887

Activity in intangible assets, net is as follows:

	Three Months Ended March 31,
	2016	2015
($ in thousands)
Intangible assets, net
Balance, beginning of period	$40,887	$41,783
Amortization	(651)	(837)
Balance, end of period	$40,236	$40,946
4. Investments
Investments consist primarily of investments in the Company's sponsored mutual funds. The Company’s investments, excluding the investments of consolidated sponsored investment products and the investments of the consolidated investment product, which are separately discussed in Note 12, at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
($ in thousands)
Marketable securities	$79,505	$41,496
Equity method investments	10,145	9,007
Nonqualified retirement plan assets	5,319	5,310
Other investments	925	925
Total investments	$95,894	$56,738
Marketable Securities
The Company’s marketable securities consist of both trading and available-for-sale securities. The composition of the Company’s marketable securities is summarized as follows:
March 31, 2016

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored funds	$69,144	$(3,186)	$186	$66,144
Equity securities	10,055	(340)	333	10,048
Available-for-sale:
Sponsored closed-end funds	3,417	(260)	156	3,313
Total marketable securities	$82,616	$(3,786)	$675	$79,505
December 31, 2015

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored funds	$31,167	$(2,134)	$298	$29,331
Equity securities	9,434	(386)	120	9,168
Available-for-sale:
Sponsored closed-end funds	3,355	(365)	7	2,997
Total marketable securities	$43,956	$(2,885)	$425	$41,496

For the three months ended March 31, 2016, the Company recognized a net realized loss of $0.4 million on trading securities, and for the three months ended March 31, 2015, the Company recognized a net realized gain of $0.4 million on trading securities.

5. Fair Value Measurements
The Company’s assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of consolidated sponsored investment products and the consolidated investment product, which are separately discussed in Note 12, as of March 31, 2016 and December 31, 2015 by fair value hierarchy level were as follows:
March 31, 2016

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$28,617	$—	$—	$28,617
Marketable securities trading:
Sponsored funds	66,144	—	—	66,144
Equity securities	10,048	—	—	10,048
Marketable securities available-for-sale:
Sponsored closed-end funds	3,313	—	—	3,313
Other investments:
Nonqualified retirement plan assets	5,319	—	—	5,319
Total assets measured at fair value	$113,441	$—	$—	$113,441

December 31, 2015

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$54,772	$—	$—	$54,772
Marketable securities trading:
Sponsored funds	29,331	—	—	29,331
Equity securities	9,168	—	—	9,168
Marketable securities available-for-sale:
Sponsored closed-end funds	2,997	—	—	2,997
Other investments
Nonqualified retirement plan assets	5,310	—	—	5,310
Total assets measured at fair value	$101,578	$—	$—	$101,578
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
Transfers into and out of levels are reflected when significant inputs used for the fair value measurement, including market inputs or performance attributes, become observable or unobservable or when the Company determines it has the ability, or no longer has the ability, to redeem, in the near term, certain investments that the Company values using a net asset value, or if the book value no longer represents fair value. There were no transfers between Levels during the three months ended March 31, 2016 and 2015.
6. Equity Transactions
During the three months ended March 31, 2016 and 2015, the Company repurchased 176,204 and 103,818 common shares, respectively, at a weighted average price of $85.09 and $134.81 per share, respectively, plus transaction costs for a total cost of approximately $15.0 million and $14.0 million, respectively. The Company has repurchased a total of 1.4 million shares of common stock at a weighted average price of $124.17 per share plus transaction costs for a total cost of $172.6 million under its share repurchase program. At March 31, 2016, there were 1.3 million shares of common stock available to repurchase under the Company’s current share repurchase program.
The Board of Directors declared cash dividends of $0.45 per share in each of the first quarters of 2016 and 2015. Total dividends declared were $3.9 million and $4.1 million for the three months ended March 31, 2016 and 2015, respectively. Dividends declared in the first quarter of 2016 will be paid on May 13, 2016 to all shareholders of record on April 29, 2016.
7. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2016 and 2015 were as follows:

	Unrealized Gains and (Losses) on Securities Available-for- Sale	Foreign Currency Translation Adjustments
($ in thousands)
Balance December 31, 2015	$(465)	$(569)
Unrealized net gains on securities available-for-sale, net of tax of ($97)	160	—
Foreign currency translation adjustments, net of tax of ($61)	—	99
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Net current-period other comprehensive income	160	99
Balance March 31, 2016	$(305)	$(470)

	Unrealized Gains and (Losses) on Securities Available-for- Sale	Foreign Currency Translation Adjustments
($ in thousands)
Balance December 31, 2014	$(107)	$(135)
Unrealized net gains on securities available-for-sale, net of tax of ($1)	4	—
Foreign currency translation adjustments, net of tax of $165	—	(271)
Amounts reclassified from accumulated other comprehensive income	—	—
Net current-period other comprehensive income (loss)	4	(271)
Balance March 31, 2015	$(103)	$(406)

8. Stock-based Compensation

The Company has an Omnibus Incentive and Equity Plan (the “Plan”) under which officers, employees and directors may be granted equity-based awards, including restricted stock units (“RSUs”), stock options and unrestricted shares of common stock. At March 31, 2016, 179,179 shares of common stock remained available for issuance of the 1,800,000 shares that were reserved for issuance under the Plan. Each RSU entitles the holder to one share of common stock when the restriction expires. RSUs generally have a term of one to three years and may be time-vested or performance-contingent. Stock options generally cliff vest after three years and have a contractual life of ten years. Stock options are granted with an exercise price equal to the fair market value of the shares at the date of grant. The fair value of each RSU is estimated using the intrinsic value method, which is based on the fair market value price on the date of grant unless it contains a performance metric that is considered a market condition. RSUs that contain a market condition are valued using a simulation valuation model. Shares that are issued upon exercise of stock options and vesting of RSUs are newly issued shares from the Plan and are not issued from treasury stock.

Restricted Stock Units

RSU activity for the three months ended March 31, 2016 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	191,617	$156.66
Granted	143,937	$75.05
Forfeited	(130)	$140.68
Settled	(40,332)	$167.81
Outstanding at March 31, 2016	295,092	$115.34
For the three months ended March 31, 2016 and 2015, a total of 13,024 and 29,295 RSUs, respectively, were withheld by the Company as a result of net share settlements to settle minimum employee tax withholding obligations. The Company paid $1.0 million and $4.1 million for the three months ended March 31, 2016 and 2015, respectively, in minimum employee tax withholding obligations related to RSUs withheld. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have been otherwise issued as a result of the vesting.
During the three months ended March 31, 2016, the Company granted 33,244 RSUs which contain performance based metrics in addition to a service condition. The performance metrics are based on the Company’s growth in operating income, as adjusted, relative to peers, over a one-year period and total shareholder return (“TSR”) relative to peers over a three-year period. For the three months ended March 31, 2016, total stock-based compensation expense included less than $0.1 million for these performance contingent RSUs.
The Company recognized total stock compensation expense of $3.3 million and $3.1 million, respectively, for the three months ended March 31, 2016 and 2015. As of March 31, 2016, unamortized stock-based compensation expense for unvested RSUs was $23.5 million, with a weighted-average remaining amortization period of 2.3 years.
Stock Options
Stock option activity for the three months ended March 31, 2016 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	156,636	$18.78
Granted	—	$—
Exercised	(9,783)	$38.25
Forfeited	—	$—
Outstanding at March 31, 2016	146,853	$17.48

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
The computation of basic and diluted EPS is as follows:

	Three Months Ended March 31,
	2016	2015
($ in thousands, except per share amounts)
Net Income	$11,870	$19,725
Noncontrolling interests	493	(383)
Net Income Attributable to Common Stockholders	$12,363	$19,342
Shares (in thousands):
Basic: Weighted-average number of shares outstanding	8,344	8,964
Plus: Incremental shares from assumed conversion of dilutive instruments	162	187
Diluted: Weighted-average number of shares outstanding	8,506	9,151
Earnings per Share—Basic	$1.48	$2.16
Earnings per Share—Diluted	$1.45	$2.11
For the three months ended March 31, 2016 and 2015, there were 14,230 and 6,085 instruments, respectively, excluded from the above computations of weighted-average shares for diluted EPS, because the effect would be anti-dilutive.

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

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 38.9% and 35.5% for the three months ended March 31, 2016 and 2015, respectively. The increase in the effective tax rate is due to a lower valuation allowance release related to market adjustments on the Company's marketable securities in the first quarter of 2016 compared to the same period last year.

11. Commitments and Contingencies
Legal Matters -

The Company is regularly involved in litigation and arbitration as well as examinations, inquiries and investigations by various regulatory bodies, including the Securities and Exchange Commission ("SEC"), involving its compliance with, among other things, securities laws, client investment guidelines, laws governing the activities of broker-dealers and other laws and regulations affecting its products and other activities. Legal and regulatory matters of this nature involve or may involve but are not limited to the Company’s activities as an employer, issuer of securities, investor, investment adviser, broker-dealer or taxpayer. In addition, in the normal course of business, the Company discusses matters with its regulators raised during regulatory examinations or is otherwise subject to their inquiry. These matters could result in censures, fines, penalties or other sanctions.

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

Mark Youngers v. Virtus Investment Partners, Inc. et al

On May 8, 2015, a putative class action complaint alleging violations of certain provisions of the federal securities laws was filed in the United States District Court for the Central District of California by an individual who alleges he is a former shareholder of one of the Virtus mutual funds formerly subadvised by F-Squared and formerly known as the AlphaSector Funds. The complaint purports to allege claims against the Company, certain of the Company’s officers and affiliates, and certain other parties (the “defendants”). The complaint was purportedly filed on behalf of purchasers of the AlphaSector Funds between May 8, 2010 and December 22, 2014, inclusive (the “Class Period”). The complaint alleges that during the Class Period the defendants disseminated materially false and misleading statements and concealed or omitted material facts necessary to make the statements made not misleading. On June 7, 2015, a group of three individuals, including the original plaintiff, filed a motion to be appointed lead plaintiff. No other motions to be appointed lead plaintiff were filed. On July 27, 2015, the court granted the motion, appointing movants as lead plaintiff. On October 1, 2015, plaintiff filed a First Amended Class Action Complaint which, among other things, added a derivative claim for breach of fiduciary duty on behalf of Virtus Opportunities Trust. On October 19, 2015, The United States District Court for the Central District of California entered an order transferring the action to the Southern District of New York. On January 4, 2016, Plaintiffs filed a Second Amended Complaint. A motion to dismiss was filed on behalf of the Company and affiliated defendants on February 1, 2016. Briefing of the motion was completed on March 11, 2016 and oral argument was held on April 8, 2016. The motion is pending. The Company believes the plaintiff’s claims asserted in the complaint are frivolous and intends to defend it vigorously. The Company believes that there is not a material loss that is probable and reasonably estimable related to this claim.
12. Consolidation
Consolidated Sponsored Investment Products

As of March 31, 2016 and December 31, 2015, the Company consolidated 20 and 12 sponsored investment products, respectively. During the three months ended March 31, 2016, the Company consolidated ten additional sponsored investment products and deconsolidated two sponsored investment products because it no longer held a majority voting interest.

Consolidated sponsored investment products that are voting interest entities ("VOEs") are fund products in which the Company has a controlling financial interest. Consolidated sponsored investment products are typically consolidated when the Company makes an initial investment in a newly launched fund as the Company typically owns a majority of the voting interest and are deconsolidated when the Company redeems its investment or its voting interests decrease to a minority percentage.
The consolidated sponsored investment product that is a variable interest entity ("VIE") is a global fund product that is considered a VIE for which the Company is the primary beneficiary. The Company determined that it is the primary beneficiary of the VIE as the Company has the power to direct the activities that most significantly impact the economic performance of the entity and has the obligation to absorb losses, or the rights to receive benefits from, the VIE that could potentially be significant to the VIE. As of March 31, 2016, the Company consolidated one sponsored investment product that was a VIE.
The following table presents the balances of the consolidated sponsored investment products that were reflected in the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015:

	As of
	March 31, 2016		December 31, 2015
	VOEs	VIE	VOEs	VIE
($ in thousands)
Total cash and cash equivalents	$8,759	$289	$11,408	$458
Total investments	165,836	33,794	291,247	32,088
All other assets	59,896	4,033	8,281	268
Total liabilities	(17,262)	(2,949)	(14,948)	(439)
Redeemable noncontrolling interests	(25,214)	(15,211)	(61,236)	(12,628)
The Company’s net interests in consolidated sponsored investment products	$192,015	$19,956	$234,752	$19,747
Fair Value Measurements

The assets and liabilities of the consolidated sponsored investment products measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 by fair value hierarchy level were as follows:

As of March 31, 2016

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Debt securities	$—	$124,341	$677	$125,018
Equity securities	74,269	24	319	74,612
Derivatives	33	31	—	64
Total Assets Measured at Fair Value	$74,302	$124,396	$996	$199,694
Liabilities
Derivatives	$—	$81	$—	$81
Short sales	1,495	—	—	1,495
Total Liabilities Measured at Fair Value	$1,495	$81	$—	$1,576
As of December 31, 2015

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Debt securities	$—	$151,156	$1,397	$152,553
Equity securities	162,986	7,796	—	170,782
Derivatives	33	738	—	771
Total Assets Measured at Fair Value	$163,019	$159,690	$1,397	$324,106
Liabilities
Derivatives	$128	$844	$—	$972
Short sales	5,334	75	—	5,409
Total Liabilities Measured at Fair Value	$5,462	$919	$—	$6,381

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

	Three Months Ended March 31,
($ in thousands)	2016	2015
Level 3 Debt securities (a)
Balance at beginning of period	$1,397	$1,065
Realized losses, net	(102)	—
Purchases	19	—
Paydowns	(1)	(1)
Sales	(498)	—
Transferred to Level 2	(618)	(152)
Transfers from Level 2	710	—
Change in unrealized gain, net	89	1
Balance at end of period	$996	$913

(a)	None of the securities reflected in the table were internally fair valued at March 31, 2016 or March 31, 2015.

For the three months ended March 31, 2016 and 2015, securities held by consolidated sponsored investment products with an end of period value of $3.8 million and $15.3 million, respectively, were transferred from Level 2 to Level 1 because certain non-U.S. securities quoted market prices were no longer adjusted based on third-party factors derived from model-based valuation techniques for which the significant assumptions were observable in the market. For the three months ended March 31, 2016 and 2015, securities held by consolidated sponsored investment products with an immaterial end of period value were transferred from Level 1 to Level 2 because certain non-U.S. securities quoted market prices were adjusted based on third-party factors derived from model-based valuation techniques for which the significant assumptions were observable in the market.

Derivatives

The Company has certain consolidated sponsored investment products which include derivative instruments as part of their investment strategies to contribute to the achievement of defined investment objectives. These derivatives may include futures contracts, options contracts and forward contracts. Derivative instruments in an asset position are classified as other assets of consolidated sponsored investment products in the Condensed Consolidated Balance Sheets. Derivative instruments in a liability position are classified as liabilities of consolidated sponsored investment products within the Condensed Consolidated Balance Sheets. The change in fair value of such derivatives is recorded in realized and unrealized gain (loss) on investments of consolidated sponsored investment products, net, in the Condensed Consolidated Statements of Operations. In connection with entering into these derivative contracts, these funds may be required to pledge to the broker an amount of cash equal to the “initial margin” requirements that varies based on the type of derivative. The cash pledged or on deposit is recorded in the Condensed Consolidated Balance Sheets of the Company as cash pledged or on deposit of consolidated sponsored investment products. The fair value of such derivatives at March 31, 2016 and March 31, 2015 was immaterial.

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

Consolidated Investment Product

During 2015, the Company contributed $40.0 million to a special purpose entity ("SPE") that was created specifically to accumulate bank loan assets for securitization as a potential CLO that will be managed by its Newfleet affiliate. The SPE is a VIE, and the Company consolidates the SPE's assets and liabilities as a consolidated investment product within its financial statements as it is the primary beneficiary of the VIE. The Company determined that it is the primary beneficiary of the VIE as the Company has the power to direct the activities that most significantly impact the economic performance of the entity and has the obligation to absorb losses, or the rights to receive benefits from, the VIE that could potentially be significant to the VIE.

As discussed in Note 2, the Company adopted ASU 2014-13 effective January 1, 2016. This guidance requires reporting entities to use the more observable of the fair value of the financial assets or the financial liabilities to measure the financial assets and the financial liabilities of a CFE when a CFE is initially consolidated. The Company has elected the measurement alternative for its consolidated investment product, and the Company's subsequent earnings from the consolidated investment product will reflect changes in value of the Company's own economic interest in the consolidated investment product.

The following table presents the balances of the consolidated investment product that were reflected in the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015:

	As of
	March 31, 2016	December 31, 2015
($ in thousands)
Total cash equivalents	$7,440	$8,297
Total investments	193,663	199,485
Other assets	1,585	1,467
Debt	(155,464)	(152,597)
Securities purchased payable	(6,554)	(18,487)
The Company’s net interests in the consolidated investment product	$40,670	$38,165

Fair Value Measurements of Consolidated Investment Product

The assets and liabilities of the consolidated investment product measured at fair value on a recurring basis by fair value hierarchy level were as follows:

As of March 31, 2016:

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$7,440	$—	$—	$7,440
Bank loans	—	193,663	—	193,663
Total Assets Measured at Fair Value	$7,440	$193,663	$—	$201,103
As of December 31, 2015:

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$8,297	$—	$—	$8,297
Bank loans	—	199,485	—	199,485
Total Assets Measured at Fair Value	$8,297	$199,485	$—	$207,782

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

The estimated fair value of debt at March 31, 2016 and December 31, 2015, which has a variable interest rate, approximates its carrying value. The securities purchase payable at March 31, 2016 and December 31, 2015 approximates fair value due to the short-term nature of the instruments.

Debt of Consolidated Investment Product

On August 17, 2015, the SPE entered into a three-year term $160.0 million financing transaction with a bank lending counterparty (the “Financing Facility”).  The proceeds of the Financing Facility are intended to be used to purchase and warehouse commercial bank loan assets pending the securitization of such assets as a CLO.   The size of the Financing Facility may be increased subject to the occurrence of certain events and the mutual consent of the parties.  The Financing Facility is secured by all the assets of the SPE and initially bears interest at a rate of three-month LIBOR plus 1.25% per annum (with such interest rate, upon completion of the initial nine-month ramp-up period, increasing to three-month LIBOR plus 2.0% per annum).  The Financing Facility contains standard covenant and event of default provisions (including loan-to-value ratio triggers) and foreclosure remedies upon such default in favor of the lender thereunder.  The $40.0 million contributed by the Company to the SPE serves as first loss protection for the bank lending counterparty under the Financing Facility. In the event of default, the recourse to the Company is limited to its investment in the SPE. At March 31, 2016 and December 31, 2015, $155.5 million and $152.6 million, respectively, was outstanding under the Financing Facility.

Consolidating Financial Data

The following tables reflect the impact of the consolidated sponsored investment products and consolidated investment product in the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015:

As of March 31, 2016

	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products-VOEs	Consolidated Sponsored Investment Product-VIE	Consolidated Investment Product - VIE	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Balance Sheet
($ in thousands)
Total cash and cash equivalents	$50,402	$8,759	$289	$7,440	$—	$66,890
Total investments	348,452	165,836	33,794	193,663	(252,558)	489,187
All other assets	159,796	59,896	4,033	1,585	(83)	225,227
Total assets	$558,650	$234,491	$38,116	$202,688	$(252,641)	$781,304
Total liabilities	$53,264	$17,323	$2,971	$162,018	$(83)	$235,493
Redeemable noncontrolling interest	—	—	—	—	40,425	40,425
Equity attributable to stockholders of the Company	505,553	217,168	35,145	40,670	(292,983)	505,553
Non-redeemable noncontrolling interest	(167)	—	—	—	—	(167)
Total liabilities and equity	$558,650	$234,491	$38,116	$202,688	$(252,641)	$781,304

As of December 31, 2015

	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products-VOEs	Consolidated Sponsored Investment Product-VIE	Consolidated Investment Product - VIE	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Balance Sheet
($ in thousands)
Total cash and cash equivalents	$87,574	$11,408	$458	$8,297	$—	$107,737
Total investments	349,147	291,247	32,088	199,485	(292,409)	579,558
All other assets	162,673	8,281	268	1,467	(255)	172,434
Total assets	$599,394	$310,936	$32,814	$209,249	$(292,664)	$859,729
Total liabilities	$89,937	$15,181	$461	$171,084	$(255)	$276,408
Redeemable noncontrolling interest	—	—	—	—	73,864	73,864
Equity attributable to stockholders of the Company	509,624	295,755	32,353	38,165	(366,273)	509,624
Non-redeemable noncontrolling interest	(167)	—	—	—	—	(167)
Total liabilities and equity	$599,394	$310,936	$32,814	$209,249	$(292,664)	$859,729

(a)
Adjustments include the elimination of intercompany transactions between the Company, its consolidated sponsored investment products and consolidated investment product, primarily the elimination of the investments, consolidated sponsored investment product equity, consolidated investment product equity and recording of any noncontrolling interest.

The following table reflects the impact of the consolidated sponsored investment products and consolidated investment products in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2016 and 2015:
For the Three Months Ended March 31, 2016

	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products-VOEs	Consolidated Sponsored Investment Product-VIE	Consolidated Investment Product - VIE	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Statement of Operations
($ in thousands)
Total operating revenues	$80,504	$—	$—	$—	$(209)	$80,295
Total operating expenses	66,356	1,267	75	56	(209)	67,545
Operating income (loss)	14,148	(1,267)	(75)	(56)	—	12,750
Total other non-operating income, net	5,771	2,732	525	2,561	(4,913)	6,676
Income before income taxes	19,919	1,465	450	2,505	(4,913)	19,426
Income taxes	7,556	—	—	—	—	7,556
Net income	12,363	1,465	450	2,505	(4,913)	11,870
Noncontrolling interests	—	—	—	—	493	493
Net income attributable to common stockholders	$12,363	$1,465	$450	$2,505	$(4,420)	$12,363

For the Three Months Ended March 31, 2015

	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products-VOEs	Consolidated Sponsored Investment Product-VIE	Consolidated Investment Product - VIE	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Statement of Operations
($ in thousands)
Total operating revenues	$104,232	$—	$—	$—	$(401)	$103,831
Total operating expenses	78,471	1,182	37	—	(401)	79,289
Operating income (loss)	25,761	(1,182)	(37)	—	—	24,542
Total other non-operating income, net	4,415	4,653	261	—	(3,278)	6,051
Income before income taxes	30,176	3,471	224	—	(3,278)	30,593
Income taxes	10,868	—	—	—	—	10,868
Net income	19,308	3,471	224	—	(3,278)	19,725
Noncontrolling interests	34	—	—	—	(417)	(383)
Net income attributable to common stockholders	$19,342	$3,471	$224	$—	$(3,695)	$19,342

(a)
Adjustments include the elimination of intercompany transactions between the Company, its consolidated sponsored investment products and consolidated investment product, primarily the elimination of the investments, consolidated sponsored investment product equity, consolidated investment product equity and recording of any noncontrolling interest.

Nonconsolidated VIEs

The Company has interests in certain entities that are variable interest entities that the Company does not consolidate as it is not the primary beneficiary of those entities. The Company is not the primary beneficiary as the Company's interest in the entities does not provide the Company with the power to direct the activities that most significantly impact the entities economic performance. At March 31, 2016, the carrying value and maximum risk of loss related to these VIEs was $6.1 million.

Certain of the Company’s affiliates serve as the collateral manager for other collateralized loan and collateralized bond obligations (collectively, “CDOs”). The assets and liabilities of these CDOs reside in bankruptcy remote, special purpose entities in which the Company has no ownership in, nor holds any notes issued by, the CDOs and provides neither recourse nor guarantees. Accordingly, the Company’s financial exposure to these CDOs is limited only to the collateral investment management fees it earns which the Company has concluded are "at-market" fees. These CDOs are not consolidated as the Company does not have a variable interest in these CDOs.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “could,” “anticipate,” “forecast,” “project,” “opportunity,” “predict,” “would,” “potential,” “future,” “guarantee,” “assume,” “likely,” "continue," “target” or similar statements or variations of such terms.
Our forward-looking statements are based on a series of expectations, assumptions and projections about our Company and the markets in which we operate. Our financial statements are not guarantees of future results or performance and involve substantial risks and uncertainty, including assumptions and projections concerning our assets under management, net cash inflows and outflows, operating cash flows and future credit facilities, for all future periods. All of our statements contained in this Quarterly Report on Form 10-Q are as of the date of this Quarterly Report on Form 10-Q only.

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

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Annual Report on Form 10-K, as well as the following risks and uncertainties: (a) any reduction in our assets under management; (b) the withdrawal, renegotiation or termination of investment advisory agreements; (c) damage to our reputation; (d) failure to comply with investment guidelines or other contractual requirements; (e) the inability to attract and retain key personnel; (f) the competition we face in our business; (g) adverse regulatory and legal developments; (h) unfavorable changes in tax laws or limitations; (i) adverse developments, or changes in our relationships with, unaffiliated subadvisers; (j) changes in key distribution relationships; (k) interruptions in service or failure to provide service by third-party service providers; (l) volatility associated with our common stock; (m) civil litigation and government investigations or proceedings; (n) the risk of capital loss associated with our investments; (o) the inability to make quarterly distributions; (p) the lack of availability of required and necessary capital on satisfactory terms; (q) liabilities and losses not covered by insurance; (r) strategic transactions and other risks and uncertainties described in our 2015 Annual Report on Form 10-K or in any of our filings with the Securities and Exchange Commission (“SEC”).
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

We offer investment strategies for individual and institutional investors in different product structures and through multiple distribution channels. Our investment strategies are available in a diverse range of styles and disciplines, managed by a collection of boutique investment managers, both affiliated and unaffiliated. We have offerings in various asset classes (domestic and international equity, fixed income and alternative), in all market capitalizations (large, mid and small), in different styles (growth, blend and value) and with various investment approaches (fundamental, quantitative and thematic). Our retail products include open-end mutual funds, closed-end funds, exchange traded funds (“ETFs”), variable insurance funds, Undertakings for Collective Investments in Transferable Securities ("UCITs"), and separately managed accounts. We also offer certain of our investment strategies to institutional clients.

We distribute our open-end funds and exchange traded funds principally through financial intermediaries. We have broad access in the retail market, with distribution partners that include national and regional broker-dealers, independent broker-dealers and registered investment advisors, banks and insurance companies. In many of these firms, we have a number of products that are on firms’ preferred “recommended” lists and on fee-based advisory programs. Our sales efforts are supported by regional sales professionals, a national account relationship group and separate teams for exchange traded funds and our retirement and insurance products.

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

Financial Highlights

•	Net income per diluted share was $1.45 in the first quarter of 2016 compared to $2.11 in the first quarter of 2015.

•
Total sales (inflows) were $2.8 billion in the first quarter of 2016 compared to $3.7 billion in the first quarter of 2015. Net flows were ($2.6) billion in the first quarter of 2016 compared to ($2.2) billion in the first quarter of 2015.

•	Assets under management were $45.7 billion at March 31, 2016 compared to $54.8 billion at March 31, 2015.

Assets Under Management

At March 31, 2016, we managed $45.7 billion in total assets, representing a decrease of $9.1 billion, or 16.7% from March 31, 2015 and a decrease of $1.7 billion or 3.7% from December 31, 2015. The decrease in assets under management from December 31, 2015 was primarily due to net outflows of $2.6 billion partially offset by market appreciation of $1.1 billion. Approximately $1.5 billion, or 57.7%, of the $2.6 billion in net outflows during the three months ended March 31, 2016 were from the Virtus Emerging Markets Opportunities open-end fund "Emerging Markets Opportunities Fund" following an organizational change at the fund's subadvisor. At March 31, 2016, assets under management in the Emerging Markets Opportunities Fund were $8.4 billion. During April 2016, we continued to experience net outflows in the Emerging Markets Opportunities Fund.

Average assets under management, which generally correspond to our fee-earning asset levels, were $45.7 billion for the three months ended March 31, 2016, a decrease of $10.1 billion, or 18.1%, from $55.7 billion for the three months ended March 31, 2015. The decrease in average assets under management compared to March 31, 2015 was due to the same reasons discussed above regarding total assets under management.

Operating Results

In the first quarter of 2016, total revenues decreased 22.7% to $80.3 million from $103.8 million in the first quarter of 2015. This decrease was primarily the result of a decrease in average assets under management and a decrease in our average fees rates. Operating income decreased by 48.0% from $24.5 million in the first quarter of 2015 to $12.8 million in the first quarter of 2016, primarily due to decreased revenues driven by lower levels of average assets under management offset by lower operating expenses associated with the decreased revenues discussed above. Results for the first quarter of 2015 included other operating expense of $5.2 million for a loss contingency related to a regulatory matter that was settled and paid during 2015.

Assets Under Management by Product

The following table summarizes our assets under management by product:

	As of March 31,		Change
	2016	2015	2016 vs. 2015%
($ in millions)
Fund assets
Open-end funds (1)	$26,536.0	$35,317.8	$(8,781.8)	(24.9)%
Closed-end funds	6,543.6	7,288.0	(744.4)	(10.2)%
Exchange traded funds	353.6	—	353.6	100.0%
Total fund assets	33,433.2	42,605.8	(9,172.6)	(21.5)%
Separately managed accounts (2)	7,021.1	7,131.0	(109.9)	(1.5)%
Total retail assets	40,454.3	49,736.8	(9,282.5)	(18.7)%
Total institutional assets (2)	5,196.9	5,036.2	160.7	3.2%
Total Assets Under Management	$45,651.2	$54,773.0	$(9,121.8)	(16.7)%
Average Assets Under Management	$45,666.1	$55,732.5	$(10,066.4)	(18.1)%

(1)	Includes assets under management of open-end mutual funds, UCITS and variable insurance funds.

(2)	Includes assets under management related to option strategies.

Asset Flows by Product
The following table summarizes our asset flows by product:

	Three Months Ended March 31,
($ in millions)	2016	2015
Open-End Funds (1)
Beginning balance	$28,882.1	$37,514.2
Inflows	2,193.4	3,014.2
Outflows	(4,794.3)	(5,398.0)
Net flows	(2,600.9)	(2,383.8)
Market performance	295.9	197.1
Other (2)	(41.1)	(9.7)
Ending balance	$26,536.0	$35,317.8
Closed-End Funds
Beginning balance	$6,222.3	$7,581.4
Inflows	—	—
Outflows	—	—
Net flows	—	—
Market performance	421.3	(168.6)
Other (2)	(100.0)	(124.8)
Ending balance	$6,543.6	$7,288.0
Exchange Traded Funds
Beginning balance	$340.8	$—
Inflows	62.3	—
Outflows	(33.8)	—
Net flows	28.5	—
Market performance	(13.6)	—
Other (2)	(2.1)	—
Ending balance	$353.6	$—
Separately Managed Accounts (3)
Beginning balance	$6,784.4	$6,884.8
Inflows	399.2	328.5
Outflows	(364.3)	(355.3)
Net flows	34.9	(26.8)
Market performance	210.8	177.4
Other (2)	(9.0)	95.6
Ending balance	$7,021.1	$7,131.0
Institutional Accounts (3)
Beginning balance	$5,155.7	$4,722.0
Inflows	186.2	368.1
Outflows	(276.6)	(147.2)
Net flows	(90.4)	220.9
Market performance	148.4	117.6
Other (2)	(16.8)	(24.3)
Ending balance	$5,196.9	$5,036.2
Total
Beginning balance	$47,385.3	$56,702.4
Inflows	2,841.1	3,710.8
Outflows	(5,469.0)	(5,900.5)
Net flows	(2,627.9)	(2,189.7)
Market performance	1,062.8	323.5
Other (2)	(169.0)	(63.2)
Ending balance	$45,651.2	$54,773.0

(1)	Includes assets under management of open-end mutual funds, UCITS and variable insurance funds.

(2)
Represents dividends distributed, net of reinvestments, net flows of cash management strategies, net flows and market performance on structured products, which are a component of institutional accounts, and net flows from non-sales related activities such as asset acquisitions/(dispositions), marketable securities investments/(withdrawals) and the impact on assets from the use of leverage.

(3)	Includes assets under management related to option strategies.
The following table summarizes our assets under management by asset class:

	As of March 31,		Change		% of Total
	2016	2015	2016 vs. 2015%		2016	2015
($ in millions)
Asset Class
Equity	$27,061.4	$33,129.0	$(6,067.6)	(18.3)%	59.3%	60.5%
Fixed income	14,994.2	16,521.1	(1,526.9)	(9.2)%	32.8%	30.1%
Alternatives (1)	3,091.0	4,703.8	(1,612.8)	(34.3)%	6.8%	8.6%
Other (2)	504.6	419.1	85.5	20.4%	1.1%	0.8%
Total	$45,651.2	$54,773.0	$(9,121.8)	(16.7)%	100.0%	100.0%

(1)	Consists of real estate securities, master-limited partnerships and other.

(2)	Consists of option strategies.

Average Assets Under Management and Average Basis Points
The following table summarizes the average assets under management and the average management fees earned in basis points:

	Three Months Ended March 31,
	Average Fees Earned (expressed in basis points)		Average Assets Under Management ($ in millions)
	2016	2015	2016	2015
Products
Open-End Funds (1)	47.3	49.9	$27,295.9	$36,663.7
Closed-End Funds	65.4	66.7	6,152.3	7,435.8
Exchange Traded Funds	34.6	—	337.1	—
Separately Managed Accounts (2)	56.1	54.2	6,768.4	6,846.3
Institutional Accounts (2)	36.7	36.3	5,112.4	4,786.7
All Products	49.7	51.5	$45,666.1	$55,732.5

(1)	Includes assets under management of open-end mutual funds, UCITS and variable insurance funds.

(2)	Includes assets under management related to option strategies.

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
The average fee rate earned for the three months ended March 31, 2016 decreased by 1.8 basis points compared to the same period in the prior year primarily due to a 2.6 basis point decrease in the open-end mutual fund fee rate. The 2.6 basis point decline in the open-end fund fee rate was primarily attributable to a higher negative variable incentive fee in the first quarter of 2016 compared to the first quarter of 2015 and higher expense reimbursements and/or fee waivers as a result of expense limitation agreements compared to the same period last year. The variable incentive fee was eliminated in February

2016. The average fee rate earned on separately managed accounts increased in the three months ended March 31, 2016 as compared to the same period in 2015 primarily due to net flows into high net worth accounts.
Results of Operations
Summary Financial Data

	Three Months Ended March 31,
	2016	2015	2016 vs. 2015%
($ in thousands)
Results of Operations
Investment management fees	$57,644	$70,496	$(12,852)	(18.2)%
Other revenue	22,651	33,335	(10,684)	(32.1)%
Total revenues	80,295	103,831	(23,536)	(22.7)%
Total operating expenses	67,545	79,289	(11,744)	(14.8)%
Operating income	12,750	24,542	(11,792)	(48.0)%
Other income, net	2,100	3,570	(1,470)	(41.2)%
Interest income, net	4,576	2,481	2,095	84.4%
Income before income taxes	19,426	30,593	(11,167)	(36.5)%
Income tax expense	7,556	10,868	(3,312)	(30.5)%
Net income	11,870	19,725	(7,855)	(39.8)%
Noncontrolling interests	493	(383)	876	(228.7)%
Net income attributable to common stockholders	$12,363	$19,342	$(6,979)	(36.1)%
Revenues
Revenues by source are as follows:

	Three Months Ended March 31,
	2016	2015	2016 vs. 2015%
($ in thousands)
Investment management fees
Funds	$43,502	$57,069	$(13,567)	(23.8)%
Separately managed accounts	9,475	9,143	332	3.6%
Institutional accounts	4,667	4,284	383	8.9%
Total investment management fees	57,644	70,496	(12,852)	(18.2)%
Distribution and service fees	12,478	19,598	(7,120)	(36.3)%
Administration and transfer agent fees	9,998	13,042	(3,044)	(23.3)%
Other income and fees	175	695	(520)	(74.8)%
Total revenues	$80,295	$103,831	$(23,536)	(22.7)%
Investment Management Fees
Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payments. Investment management fees decreased by $12.9 million, or 18.2%, for the three months ended March 31, 2016 compared to the same period in the prior year primarily due to a $10.1 billion, or 18.1%, decrease in average assets under management. The decrease in average assets under management for the three months ended March 31, 2016 compared to the same period in the prior year was due primarily to net outflows in our open-end funds partially offset by market appreciation.

Distribution and Service Fees

Distribution and service fees, which are asset based fees earned from open-end funds for distribution services, decreased by $7.1 million or 36.3%, for the three months ended March 31, 2016 compared to the same period in the prior year due to lower average open-end assets under management in share classes that have distribution and service fees.

Administration and Transfer Agent Fees

Administration and transfer agent fees represent fees earned for fund administration and shareholder services primarily from our open-end mutual funds and certain of our closed-end funds. Fund administration and transfer agent fees decreased by $3.0 million or 23.3% for the three months ended March 31, 2016 compared to the same period in the prior year due to lower average assets under management for which the Company provides fund administration and shareholder services.

Other Income and Fees

Other income and fees primarily represent contingent sales charges earned from investor redemptions of certain shares sold without a front-end sales charge. Other income and fees decreased $0.5 million or 74.8% for the three months ended March 31, 2016 compared to the same period in the prior year primarily due to a decrease in contingent sales charges as a result of lower current quarter redemptions of open-end fund share classes subject to those charges.

Operating Expenses
Operating expenses by category were as follows:

	Three Months Ended March 31,
	2016	2015	2016 vs. 2015%
($ in thousands)
Operating expenses
Employment expenses	$35,977	$35,622	$355	1.0%
Distribution and other asset-based expenses	18,101	24,507	(6,406)	(26.1)%
Other operating expenses	11,954	17,544	(5,590)	(31.9)%
Depreciation and amortization expense	1,513	1,616	(103)	(6.4)%
Total operating expenses	$67,545	$79,289	$(11,744)	(14.8)%

Employment Expenses

Employment expenses primarily consist of fixed and variable compensation and related employee benefit costs. Employment expenses for the three months ended March 31, 2016 and 2015 were $36.0 million and $35.6 million, respectively, which represented an increase of $0.4 million or 1.0%. The increase was a result of higher fixed employment expenses related to higher staffing levels primarily at our affiliates, including Virtus ETF Solutions which was acquired in the second quarter of 2015.

Distribution and Other Asset-Based Expenses

Distribution and other asset-based expenses consist primarily of payments to third-party distribution partners for providing services to investors in our sponsored funds and payments to third-party service providers for investment management related services. These payments are primarily based on percentages of assets under management or revenues. These expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized on a straight line basis over the periods in which commissions are generally recovered from distribution fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares. Distribution and other asset-based expenses decreased by $6.4 million, or 26.1%, in the three months ended March 31, 2016 compared to the same period in the prior year primarily due to lower average open-end fund assets under management and a lower percentage of assets under management in share classes where we pay distribution expenses. The reduction in expense was partially offset by an increase in payments to third-party service providers for investment management related services.

Other Operating Expenses

Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and distribution related costs, rent and occupancy expenses, operating expenses of our consolidated sponsored investment products and other miscellaneous costs. Other operating expenses for the three months ended March 31, 2016 decreased $5.6 million, or 31.9%, to $12.0 million as compared to $17.5 million for the same period in the prior year primarily due to a $5.2 million loss contingency recorded in the first quarter of 2015 related to a regulatory matter that was settled and paid in 2015. Other operating expenses of consolidated sponsored investment products for the three months ended March 31, 2016 increased by $0.3 million over the prior year.

Depreciation and Amortization Expense

Depreciation and amortization expense consists primarily of the straight-line depreciation of furniture, equipment and leasehold improvements as well as the amortization of acquired investment advisory contracts, recorded as definite-lived intangible assets, both over their estimated useful lives. Depreciation and amortization expense decreased by $0.1 million for the three months ended March 31, 2016 compared to the same period in the prior year primarily due to lower amortization of intangible assets partially offset by higher depreciation on fixed assets acquired in recent periods.

Other Income, net

Other income, net consists primarily of realized and unrealized gains and losses recorded on investments, investments of consolidated sponsored investment products and our consolidated investment product as well as other income including earnings from equity method investments. Other income, net decreased during the three months ended March 31, 2016 by $1.5 million compared to the same period in the prior year primarily due to $0.7 million of net realized and unrealized losses on investments during the first quarter of 2016 compared to net realized and unrealized gains of $0.5 million in the same period in the prior year. Realized and unrealized gains on investments of consolidated sponsored investment products and the consolidated investment product were $2.5 million during the three months ended March 31, 2016, compared to $2.6 million during the same period in the prior year.

Interest Income, net

Interest income, net consists of interest and dividend income earned on cash and cash equivalents, investments and the investments of our consolidated sponsored investment products and our consolidated investment product. Interest income, net, increased $2.1 million, or 84.4%, for the three months ended March 31, 2016, compared to the same period in the prior year. The increase in interest income, net, was primarily due to higher interest and dividend income earned on the investments of our consolidated investment product partially offset by lower interest and dividend income earned on the investments of our consolidated sponsored investment products. The investments of the consolidated investment product were $193.7 million at March 31, 2016 compared to $0 at March 31, 2015. Investments of consolidated sponsored investment products decreased $54.9 million, or 21.6%, to $199.6 million at March 31, 2016, from $254.5 million at March 31, 2015.

Income Tax Expense

The provision for income taxes reflects U.S. federal, state and local taxes at an estimated effective tax rate of 38.9% and 35.5% for the three months ended March 31, 2016 and 2015, respectively. The increase in the effective tax rate is due to a lower valuation allowance release related to market adjustments on our marketable securities in the first quarter of 2016 compared to the same period last year.

Liquidity and Capital Resources
Certain Financial Data
The following table summarizes certain key financial data relating to our liquidity and capital resources:

	March 31, 2016	December 31, 2015	Change
			2016 vs. 2015%
($ in thousands)
Balance Sheet Data
Cash and cash equivalents	$50,402	$87,574	$(37,172)	(42.4)%
Investments	95,894	56,738	39,156	69.0%
Deferred taxes, net	49,085	54,143	(5,058)	(9.3)%
Dividends payable	4,173	4,233	(60)	(1.4)%
Total equity	505,386	509,457	(4,071)	(0.8)%

	Three Months Ended March 31,		Change
	2016	2015	2016 vs. 2015%
($ in thousands)
Cash Flow Data:
Provided by (Used In):
Operating Activities	$(38,375)	$(24,852)	$(13,523)	54.4%
Investing Activities	(1,307)	(1,440)	133	(9.2)%
Financing Activities	1,549	(8,923)	10,472	(117.4)%

Overview

We maintained significant liquidity and capital during the three months ended March 31, 2016. At March 31, 2016, we had $50.4 million of cash and cash equivalents and $79.5 million of investments in marketable securities compared to $87.6 million of cash and cash equivalents and $41.5 million of investments in marketable securities at December 31, 2015. We have additional liquidity available through a credit facility (the "Credit Facility") that allows us to borrow up to $75.0 million, which expires in September 2017. Under the terms of the Credit Facility, we can increase this facility to $125.0 million upon satisfaction of certain approval requirements by the lending group. At March 31, 2016, we had no outstanding borrowings under the Credit Facility. During the three months ended March 31, 2016, the Company returned $19.9 million to shareholders via common share repurchases and dividends. Three of our open-end funds are in the process of being liquidated and the return of seed capital is expected to generate proceeds of approximately $114.0 million in the second quarter of 2016.

Short-Term Capital Requirements

Our short-term capital requirements, which we consider to be those capital requirements due within one year, include payment of annual incentive compensation, income tax payments and other operating expenses, primarily consisting of investment research and technology costs, professional fees, distribution and occupancy costs. Incentive compensation, which is one of the largest annual operating cash expenditures, is paid in the first quarter of the year. In the first quarter of 2016 and 2015, we paid approximately $42.5 million and $45.9 million, respectively, in incentive compensation earned during the years ended December 31, 2015 and 2014, respectively. Short-term capital requirements may also be affected by employee tax withholding payments related to the net share settlement of equity awards. Our liquidity could also be impacted by certain contingencies, including any legal or regulatory settlements, described more fully in Note 11, Commitments and Contingencies within our condensed consolidated financial statements.

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

As of March 31, 2016, 2.7 million shares of our common stock have been authorized to be repurchased under the share repurchase program approved by our Board of Directors. As of March 31, 2016, 1.3 million shares remain available for repurchase. Under the terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time. During the first quarter of 2016, we paid approximately $15.0 million to repurchase a total of 176,204 common shares under the board authorized share repurchase program. During the first quarter of 2015, we paid approximately $14.0 million to repurchase 103,818 common shares under the same program.

In the first quarter of 2016, we paid cash dividends on our common stock in the amount of $0.45 per share, totaling $3.9 million. On February 17, 2016, our Board of Directors declared a quarterly cash dividend of $0.45 per common share to be paid on May 13, 2016 to shareholders of record at the close of business on April 29, 2016.
Capital and Reserve Requirements

The Company has two broker-dealer subsidiaries registered with the SEC which are subject to certain rules regarding minimum net capital, as defined by those rules. The broker-dealers are required to maintain a ratio of “aggregate indebtedness” to “net capital,” as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us including additional reporting requirements, a lower required ratio of aggregate indebtedness to net capital or interruption of our business. At both March 31, 2016 and December 31, 2015, the ratio of aggregate indebtedness to net capital of our broker-dealers was below the maximum allowed, and net capital was significantly greater than the required minimum.
Balance Sheet

Cash and cash equivalents consist of cash in banks and money market fund investments. Investments consist primarily of investments in our affiliated mutual funds. Consolidated sponsored investment products primarily represent investment products we sponsor and where we own a majority of the voting interest in the entity. As of March 31, 2016, we consolidated a total of 20 sponsored investment products. Our consolidated investment product represents the Company's investment in a SPE created in 2015 specifically with the objective to issue a collateralized loan obligation ("CLO"). At March 31, 2016 and December 31, 2015, we had no debt outstanding that was a general obligation of the Company.
Operating Cash Flow

Net cash used in operating activities of $38.4 million for the three months ended March 31, 2016 increased by $13.5 million from net cash used in operating activities of $24.9 million in the same period in the prior year. The increase in net cash used in operating activities was due primarily to lower net income, increased realized and unrealized net gains on investments of the consolidated investment product and increased net purchases of investments of consolidated sponsored investment products. These activities were partially offset by decreased excess tax benefits from stock-based compensation, higher net sales on trading securities, and increased cash pledged or on deposit of consolidated sponsored investment products.

Investing Cash Flow

Net cash used in investing activities consists primarily of capital expenditures and other investing activities related to our business operations. Net cash used in investing activities of $1.3 million for the three months ended March 31, 2016 decreased by $0.1 million from net cash used in investing activities of $1.4 million in the same period for the prior year. The primary investing activities were cash outflows of $0.6 million due to capital expenditures and purchases of other investments of $0.8 million.

Financing Cash Flow

Cash flows used in financing activities consist primarily of return of capital through repurchases of common shares and dividends, withholding obligations for the net share settlement of employee share transactions and contributions to noncontrolling interests related to our consolidated sponsored investment products. Net cash provided by financing activities increased $10.5 million to $1.5 million for the three months ended March 31, 2016 as compared to net cash used in financing activities of $8.9 million for the three months ended March 31, 2015. The primary reason for the increase was due to increased third-party contributions of $8.9 million to the noncontrolling interests related to our consolidated sponsored investment products, decreased payments made to settle minimum tax withholding obligations for the net share settlement of RSUs of $3.1 million as well as increased borrowings of proceeds by the consolidated investment product of $2.9 million. These activities were partially offset by increased repurchases of our common stock of $1.0 million, increased payments on borrowings by consolidated sponsored investment products of $1.8 million and decreased excess tax benefits from stock-based compensation of $1.2 million during the first three months of 2016 compared to the first three months of 2015.
Debt
Our Credit Facility, as amended and restated, has a five-year term expiring in September 2017 and provides borrowing capacity of up to $75.0 million with a $7.5 million sub-limit for the issuance of standby letters of credit. In addition, the Credit Facility provides for a $50.0 million increase provision conditioned on approval by the lending group. The Credit Facility is secured by substantially all of our assets. At March 31, 2016 and December 31, 2015, no amount was outstanding under the Credit Facility. As of March 31, 2016, we had the capacity to draw on the entire $75.0 million available under the Credit Facility. The Credit Facility contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. We were in compliance with all debt covenants as of March 31, 2016.

On August 17, 2015, the SPE that we consolidate entered into a three-year term, $160.0 million financing transaction with a bank lending counterparty (the “Financing Facility”). The proceeds of the Financing Facility are intended to be used to purchase and warehouse commercial bank loan assets pending the securitization of such assets as a CLO. The size of the Financing Facility may be increased subject to the occurrence of certain events and the mutual consent of the parties. The Financing Facility is secured by all the assets of the SPE and initially bears interest at a rate of three-month LIBOR plus 1.25% per annum (with such interest rate, upon completion of the initial nine-month ramp-up period, increasing to three-month LIBOR plus 2.0% per annum). The Financing Facility contains standard covenants and event of default provisions (including loan-to-value ratio triggers) and foreclosure remedies upon such default in favor of the lender thereunder. Our $40.0 million contribution to the SPE serves as first loss protection for the bank lending counterparty under the Financing Facility. In the event of default, the recourse to the Company is limited to its investment. At March 31, 2016, $155.5 million was outstanding under the Financing Facility.

Contractual Obligations

Our contractual obligations are summarized in our 2015 Annual Report on Form 10-K. As of March 31, 2016, there have been no material changes outside of the ordinary course in our contractual obligations since December 31, 2015.
Critical Accounting Policies and Estimates
Our financial statements and the accompanying notes are prepared in accordance with generally accepted accounting principles generally accepted in the United States of America, which require the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our 2015 Annual Report on Form 10-K. There were no changes in our critical accounting policies in the three months ended March 31, 2016.
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
We are also subject to market risk due to a decline in the market value of our investments, consisting primarily of marketable securities. At March 31, 2016, the fair value of marketable securities was $291.4 million. Assuming a 10.0% increase or decrease in the fair value of marketable securities at March 31, 2016, our net income attributable to common stockholders would change by approximately $17.6 million, and our total comprehensive income would change by approximately $17.8 million, in each case for the three months ended March 31, 2016.
Interest Rate Risk
Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. At March 31, 2016, we were exposed to interest rate risk as a result of holding investments in fixed-income sponsored funds. Assuming a 1.0% increase or decrease in interest rates, the fair value of our fixed income investments could change by an estimated $5.1 million for the three months ended March 31, 2016.
At March 31, 2016, we had no amounts outstanding under our Credit Facility. Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at our option, either LIBOR for interest periods of one, two, three or six months or an alternate base rate (as defined in the Credit Facility agreement), plus, in each case, an applicable margin, that ranges from 0.75% to 2.50%.
     At March 31, 2016, we had $155.5 million outstanding under the loan and security agreement of our consolidated investment product. Amounts outstanding under the loan and security agreement bear interest at an annual rate equal to LIBOR for interest periods of three months plus, in each case, an applicable margin, that ranges from 1.25% to 2.00%.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q.
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

Mark Youngers v. Virtus Investment Partners, Inc. et al

On May 8, 2015, a putative class action complaint alleging violations of certain provisions of the federal securities laws was filed in the United States District Court for the Central District of California by an individual who alleges he is a former shareholder of one of the Virtus mutual funds formerly subadvised by F-Squared and formerly known as the AlphaSector Funds. The complaint purports to allege claims against the Company, certain of the Company’s officers and affiliates, and certain other parties (the “defendants”). The complaint was purportedly filed on behalf of purchasers of the AlphaSector Funds between May 8, 2010 and December 22, 2014, inclusive (the “Class Period”). The complaint alleges that during the Class Period the defendants disseminated materially false and misleading statements and concealed or omitted material facts necessary to make the statements made not misleading. On June 7, 2015, a group of three individuals, including the original plaintiff, filed a motion to be appointed lead plaintiff. No other motions to be appointed lead plaintiff were filed. On July 27, 2015, the court granted the motion, appointing movants as lead plaintiff. On July 27, 2015, the court issued an order to show cause requiring lead plaintiff to explain no later than July 31, 2015, why his claims should not be transferred and consolidated with the In re Virtus Investment Partners, Inc. Securities Litigation action discussed above. On October 1, 2015, plaintiff filed a First Amended Class Action Complaint which among other things, added a derivative claim for breach of fiduciary duty on behalf of Virtus Opportunities Trust. On October 19, 2015, the United States District Court for the Central District of California entered an order transferring the action to the Southern District of New York. On January 4, 2016, Plaintiffs filed a Second Amended Complaint. A motion to dismiss was filed on behalf of the Company and affiliated defendants on February 1, 2016. Briefing of the motion was completed on March 11, 2016 and oral argument was held on April 8, 2016. The motion is pending. The Company believes the plaintiffs claims asserted in the complaint are frivolous and intends to defend it vigorously. The Company believes that there is not a material loss that is probable and reasonably estimable related to this claim.

Item 1A.        Risk Factors

There have been no material changes to our risk factors previously reported in our 2015 Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
During the first three months of 2016, we repurchased a total of 176,204 shares of our common stock pursuant to a repurchase program implemented by our Board of Directors in 2010. As of March 31, 2016, 2.7 million shares of our common stock have been authorized to be repurchased under the program, and 1,309,652 shares remain available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases and/or privately negotiated transactions, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.
The following table sets forth information regarding our share repurchases in each month during the quarter ended March 31, 2016:

Month	Total number of shares repurchased	Average price paid per share (1)	Total number of shares repurchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be repurchased under the plans or programs (2)
January 1-31, 2016	—	$—	—	1,485,856
February 1-29, 2016	101,469	$88.60	101,469	1,384,387
March 1-31, 2016	74,735	$80.39	74,735	1,309,652
Total	176,204		176,204

(1)	Average price paid per share is calculated on a settlement basis and excludes commissions.

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

101
The following information formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2016 and 2015, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2016 and 2015 and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 3, 2016

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)