Form 10-Q
period 2016-06-30
VIRTUS INVESTMENT PARTNERS, INC.
filed 2016-08-09
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of the registrant’s common stock was 7,718,336 as of July 22, 2016.

VIRTUS INVESTMENT PARTNERS, INC.

“We,” “us,” “our,” the “Company” and “Virtus” as used in this Quarterly Report on Form 10-Q, refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Virtus Investment Partners, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2016	December 31, 2015
($ in thousands, except share data)
Assets:
Cash and cash equivalents	$155,532	$87,574
Investments	91,736	56,738
Accounts receivable, net	36,030	38,757
Assets of consolidated sponsored investment products
Cash of consolidated sponsored investment products	1,094	1,513
Cash pledged or on deposit of consolidated sponsored investment products	1,006	10,353
Investments of consolidated sponsored investment products	130,396	323,335
Other assets of consolidated sponsored investment products	2,594	8,549
Assets of consolidated investment product
Cash equivalents of consolidated investment product	91,044	8,297
Investments of consolidated investment product	344,886	199,485
Other assets of consolidated investment product	6,078	1,467
Furniture, equipment and leasehold improvements, net	8,348	9,116
Intangible assets, net	39,633	40,887
Goodwill	6,788	6,701
Deferred taxes, net	46,434	54,143
Other assets	13,404	12,814
Total assets	$975,003	$859,729
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$26,242	$49,617
Accounts payable and accrued liabilities	20,448	23,036
Dividends payable	4,047	4,233
Other liabilities	13,543	13,051
Liabilities of consolidated sponsored investment products	3,073	15,387
Liabilities of consolidated investment product
Debt of consolidated investment product	—	152,597
Notes payable of consolidated investment product	319,716	—
Securities purchased payable and other liabilities of consolidated investment product	94,683	18,487
Total liabilities	481,752	276,408
Commitments and Contingencies (Note 12)
Redeemable noncontrolling interests	27,145	73,864
Equity:
Equity attributable to stockholders:
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 9,108,411 shares issued and 7,718,063 shares outstanding at June 30, 2016 and 9,613,088 shares issued and 8,398,944 shares outstanding at December 31, 2015	91	96
Additional paid-in capital	1,091,228	1,140,875
Accumulated deficit	(452,163)	(472,614)
Accumulated other comprehensive loss	(184)	(1,034)
Treasury stock, at cost, 1,390,348 and 1,214,144 shares at June 30, 2016 and December 31, 2015, respectively	(172,699)	(157,699)
Total equity attributable to stockholders	466,273	509,624
Noncontrolling interests	(167)	(167)
Total equity	466,106	509,457
Total liabilities and equity	$975,003	$859,729
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
($ in thousands, except per share data)
Revenues
Investment management fees	$58,192	$68,867	$115,836	$139,363
Distribution and service fees	12,167	17,635	24,645	37,233
Administration and transfer agent fees	9,499	12,577	19,497	25,619
Other income and fees	227	577	402	1,272
Total revenues	80,085	99,656	160,380	203,487
Operating Expenses
Employment expenses	33,065	33,593	69,042	69,215
Distribution and other asset-based expenses	17,432	23,676	35,533	48,183
Other operating expenses	12,457	23,512	23,222	40,238
Other operating expenses of consolidated sponsored investment products	777	957	1,910	1,775
Other operating expenses of consolidated investment product	3,841	—	3,897	—
Restructuring and severance	2,391	—	2,391	—
Depreciation and other amortization	776	873	1,638	1,652
Amortization expense	603	837	1,254	1,674
Total operating expenses	71,342	83,448	138,887	162,737
Operating Income	8,743	16,208	21,493	40,750
Other Income (Expense)
Realized and unrealized gain on investments, net	3,281	343	2,623	888
Realized and unrealized gain (loss) on investments of consolidated sponsored investment products, net	3,097	(3,242)	3,392	(652)
Realized and unrealized gain of consolidated investment product, net	581	—	2,816	—
Other (expense) income, net	(15)	247	213	682
Total other income (expense), net	6,944	(2,652)	9,044	918
Interest Income (Expense)
Interest expense	(129)	(121)	(261)	(244)
Interest and dividend income	619	302	892	582
Interest and dividend income of investments of consolidated sponsored investment products	1,696	3,098	4,657	5,422
Interest expense of consolidated investment product	(5,668)	—	(6,400)	—
Interest income of consolidated investment product	2,582	—	4,788	—
Total interest (expense) income, net	(900)	3,279	3,676	5,760
Income Before Income Taxes	14,787	16,835	34,213	47,428
Income tax expense	6,087	7,823	13,643	18,691
Net Income	8,700	9,012	20,570	28,737
Noncontrolling interests	(612)	765	(119)	382
Net Income Attributable to Common Stockholders	$8,088	$9,777	$20,451	$29,119
Earnings per Share—Basic	$0.99	$1.10	$2.48	$3.26
Earnings per Share—Diluted	$0.97	$1.08	$2.43	$3.20
Cash Dividends Declared per Share	$0.45	$0.45	$0.90	$0.90
Weighted Average Shares Outstanding—Basic (in thousands)	8,170	8,889	8,257	8,927
Weighted Average Shares Outstanding—Diluted (in thousands)	8,314	9,037	8,410	9,094
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
($ in thousands)
Net Income	$8,700	$9,012	$20,570	$28,737
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of ($287) and $30 for the three months ended June 30, 2016 and 2015, respectively and ($348) and $195 for the six months ended June 30, 2016 and 2015, respectively	470	(49)	569	(320)
Unrealized gain (loss) on available-for-sale securities, net of tax of ($74) and $62 for the three months ended June 30, 2016 and 2015, respectively and ($171) and $61 for the six months ended June 30, 2016 and 2015 respectively	121	(103)	281	(99)
Other comprehensive income (loss)	591	(152)	850	(419)
Comprehensive income	9,291	8,860	21,420	28,318
Comprehensive income (loss) attributable to noncontrolling interests	(612)	765	(119)	382
Comprehensive Income Attributable to Common Stockholders	$8,679	$9,625	$21,301	$28,700
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2016	2015
($ in thousands)
Cash Flows from Operating Activities:
Net income	$20,570	$28,737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense, intangible asset and other amortization	3,009	3,436
Stock-based compensation	6,658	6,433
Excess tax benefits from stock-based compensation	(164)	(1,328)
Amortization of discount on notes payable of consolidated investment product	3,719	—
Amortization of deferred commissions	1,365	5,339
Payments of deferred commissions	(921)	(2,040)
Equity in earnings of equity method investments	(201)	(669)
Realized gain on sale of equity method investment	(2,883)	—
Realized and unrealized losses (gains) on trading securities, net	260	(609)
Realized and unrealized (gains) losses on investments of consolidated sponsored investment products, net	(4,218)	2,315
Realized and unrealized gains of consolidated investment product, net	(2,146)	—
Sales of trading securities, net	11,122	8,131
Sales (purchases) of investments by consolidated sponsored investment products, net	100,436	(39,993)
(Purchases) sales of securities sold short by consolidated sponsored investment products, net	(4,455)	2,040
Purchases of investments by consolidated investment product, net	(71,943)	—
Deferred taxes, net	7,190	636
Changes in operating assets and liabilities:
Cash pledged or on deposit of consolidated sponsored investment products	9,582	(3,489)
Accounts receivable, net and other assets	576	4,665
Other assets of consolidated sponsored investment products	(358)	(1,855)
Other assets of consolidated investment product	(227)	—
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	(25,430)	(15,104)
Liabilities of consolidated sponsored investment products	187	4,909
Liabilities of consolidated investment product, net	217	—
Net cash provided by operating activities	51,945	1,554
Cash Flows from Investing Activities:
Capital expenditures	(1,093)	(2,978)
Proceeds from sale of equity method investment	8,621	—
Change in cash and cash equivalents of consolidated sponsored investment products due to deconsolidation	103	—
Asset acquisitions and purchases of other investments	(759)	(1,601)
Cash acquired in business combination	—	89
Purchases of available-for-sale securities	(121)	(111)
Net cash provided by (used in) investing activities	6,751	(4,601)
Cash Flows from Financing Activities:
Borrowings of proceeds from short sales by consolidated sponsored investment products	—	831
Payments on borrowings by consolidated sponsored investment products	(3,415)
Repayment of debt of consolidated investment product	(152,597)	—
Proceeds from issuance of notes payable by consolidated investment product	316,280	—
Dividends paid	(7,638)	(8,167)
Repurchases of common shares	(61,809)	(28,000)
Proceeds from exercise of stock options	400	61
Taxes paid related to net share settlement of restricted stock units	(1,332)	(4,841)
Excess tax benefits from stock-based compensation	164	1,328
Contributions of noncontrolling interests, net	1,537	34,237
Net cash provided by (used in) financing activities	91,590	(4,551)
Net increase (decrease) in cash and cash equivalents	150,286	(7,598)
Cash and cash equivalents, beginning of period	97,384	203,304
Cash and Cash Equivalents, End of Period	$247,670	$195,706
Non-Cash Investing Activities:
Change in accrual for capital expenditures	$45	$(465)
Investment in acquired business	—	4,800
Non-Cash Financing Activities:
Decrease to noncontrolling interest due to deconsolidation of consolidated sponsored investment products	$(52,874)	$(1,569)
Dividends payable	$3,473	$4,048
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Stockholders	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
($ in thousands except per share data)	Shares	Par Value				Shares	Amount
Balances at December 31, 2014	8,975,833	$96	$1,148,908	$(507,521)	$(242)	575,441	$(77,699)	$563,542	$(190)	$563,352	$23,071
Net income (loss)	—	—	—	29,119	—	—	—	29,119	(200)	28,919	(182)
Net unrealized loss on securities available-for-sale	—	—	—	—	(99)	—	—	(99)	—	(99)	—
Foreign currency translation adjustments	—	—	—	—	(320)	—	—	(320)	—	(320)	—
Activity of noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	32,688
Cash dividends declared ($0.90 per common share)	—	—	(8,143)	—	—	—	—	(8,143)		(8,143)	—
Repurchases of common shares	(212,588)	—	—	—	—	212,588	(28,000)	(28,000)	—	(28,000)	—
Issuance of common shares related to employee stock transactions	55,384	—	787	—	—	—	—	787	—	787	—
Taxes paid on stock-based compensation	—	—	(4,841)	—	—	—	—	(4,841)	—	(4,841)	—
Stock-based compensation	—	—	6,168	—	—	—	—	6,168	—	6,168	—
Excess tax benefits from stock-based compensation	—	—	1,150	—	—	—	—	1,150	—	1,150	—
Balances at June 30, 2015	8,818,629	$96	$1,144,029	$(478,402)	$(661)	788,029	$(105,699)	$559,363	$(390)	$558,973	$55,577
Balances at December 31, 2015	8,398,944	$96	$1,140,875	$(472,614)	$(1,034)	1,214,144	$(157,699)	$509,624	$(167)	$509,457	$73,864
Net income	—	—	—	20,451	—	—	—	20,451	—	20,451	119
Net unrealized gain on securities available-for-sale	—	—	—	—	281	—	—	281	—	281	—
Foreign currency translation adjustments	—	—	—	—	569	—	—	569	—	569	—
Activity of noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	(46,838)
Cash dividends declared ($0.90 per common share)	—	—	(7,452)	—	—	—	—	(7,452)	—	(7,452)	—
Repurchases of common shares	(732,713)	(6)	(47,133)	—	—	176,204	(15,000)	(62,139)	—	(62,139)	—
Issuance of common shares related to employee stock transactions	51,832	1	963	—	—	—	—	964	—	964	—
Taxes paid on stock-based compensation	—	—	(1,332)	—	—	—	—	(1,332)		(1,332)	—
Stock-based compensation	—	—	6,620	—	—	—	—	6,620	—	6,620	—
Tax deficiencies from stock-based compensation	—	—	(1,313)	—	—	—	—	(1,313)	—	(1,313)	—
Balances at June 30, 2016	7,718,063	$91	$1,091,228	$(452,163)	$(184)	1,390,348	$(172,699)	$466,273	$(167)	$466,106	$27,145
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
The Company provides investment management and related services to individuals and institutions throughout the United States of America. The Company’s retail investment management services are provided to individuals through products consisting of open-end mutual funds, closed-end funds, exchange traded funds (“ETFs”), variable insurance funds, Undertaking for Collective Investment in Transferable Securities (“UCITS”) and separately managed accounts. Institutional investment management services are provided to corporations, multiemployer retirement funds, employee retirement systems, foundations, endowments, structured products and as a subadviser to unaffiliated mutual funds.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

The Company's investment products that are consolidated are referred to as consolidated sponsored investment products or the consolidated investment product. Consolidated sponsored investment products are investment products in which the Company generally holds a majority of the economic interests. The consolidated investment product is a collateralized loan obligation ("CLO") in which the Company has a beneficial interest. The consolidation and deconsolidation of these investment products have no impact on net income attributable to stockholders. The Company’s risk with respect to these investments is limited to its investment in these products and any investment management fees it earns. The Company has no right to the benefits from, and does not bear the risks associated with, these investment products beyond the Company’s investments in, and fees generated from, these products. The Company does not consider cash and investments held by the investment products it consolidates to be assets of the Company other than its direct investment in these products. See Note 13 for additional information related to the consolidation of sponsored investment products and the investment product. Intercompany accounts and transactions have been eliminated.
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

New Accounting Standards Implemented
The Company adopted Accounting Standards Update ("ASU") No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02") on January 1, 2016. This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain entities. Certain unconsolidated entities that had been classified as VOEs under previous consolidation guidance are now classified as VIEs under ASU 2015-02. As such, disclosure for VIEs is included in Note 13 to the condensed consolidated financial statements. Adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
The Company adopted ASU No. 2014-13, Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity (“CFE”) ("ASU 2014-13") on January 1, 2016. This new standard requires reporting entities to use the more observable of the fair value of the financial assets or the financial liabilities to measure the financial assets and the financial liabilities of a CFE when a CFE is initially consolidated. It permits entities to make an accounting policy election to apply this same measurement approach after initial consolidation or to apply other GAAP to account for the consolidated CFE’s financial assets and financial liabilities. It also prohibits all entities from electing to use the fair value option in ASC 825, Financial Instruments, to measure either the financial assets or financial liabilities of a consolidated CFE that is within the scope of this issue. The Company has elected the measurement alternative for its consolidated investment product. The Company's subsequent earnings from the consolidated investment product will reflect changes in value of the Company's own economic interest in the consolidated investment product. Adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.
The Company adopted ASU No. 2015-16 “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” ("ASU 2015-16") on January 1, 2016. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.
The Company adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-3") on January 1, 2016, which changes the presentation of debt issuance costs in the balance sheet. This new standard requires that debt issuance costs be presented as a deduction from the carrying amount of the related debt rather than being presented as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15 to amend ASU 2015-03 to address line-of-credit agreements. ASU 2015-15 allows entities to present debt issuance costs related to line-of-credit agreements as an asset and amortize deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings. Adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), which amends the principal-versus-agent implementation guidance in ASU 2014-09. The new guidance will impact whether an entity reports revenue on a gross or net basis. The Company is currently evaluating the impact of adopting ASU 2016-08, which is effective for the Company in conjunction with the adoption of ASU 2014-09.

In March 2016, the FASB issued ASU No. 2016-07, "Investments—Equity Method and Joint Ventures (Topic 232): Simplifying the Transition to the Equity Method of Accounting." This standard eliminates the requirement that when an existing cost method investment qualifies for use of the equity method, an investor must restate its historical financial statements, as if the equity method had been used during all previous periods. Under the new guidance, at the point an investment qualifies for the equity method, any unrealized gain or loss in accumulated other comprehensive income/(loss) will be recognized through earnings. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

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

3. Intangible Assets, Net

Intangible assets, net are summarized as follows:

	June 30, 2016	December 31, 2015
($ in thousands)
Definite-lived intangible assets:
Investment contracts	$158,747	$158,747
Accumulated amortization	(153,930)	(152,676)
Definite-lived intangible assets, net	4,817	6,071
Indefinite-lived intangible assets	34,816	34,816
Total intangible assets, net	$39,633	$40,887

Activity in intangible assets, net is as follows:

	Six Months Ended June 30,
	2016	2015
($ in thousands)
Intangible assets, net
Balance, beginning of period	$40,887	$41,783
Additions	—	2,400
Amortization	(1,254)	(1,674)
Balance, end of period	$39,633	$42,509
4. Investments
Investments consist primarily of investments in the Company's sponsored mutual funds. The Company’s investments, excluding the investments of consolidated sponsored investment products and the investments of the consolidated investment product, which are separately discussed in Note 13, at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
($ in thousands)
Marketable securities	$80,234	$41,496
Equity method investments	5,147	9,007
Nonqualified retirement plan assets	5,430	5,310
Other investments	925	925
Total investments	$91,736	$56,738
Marketable Securities
The Company’s marketable securities consist of both trading and available-for-sale securities. The composition of the Company’s marketable securities is summarized as follows:
June 30, 2016

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored funds	$69,355	$(3,146)	$256	$66,465
Equity securities	10,217	(356)	339	10,200
Available-for-sale:
Sponsored closed-end funds	3,476	(221)	314	3,569
Total marketable securities	$83,048	$(3,723)	$909	$80,234

December 31, 2015

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored funds	$31,167	$(2,134)	$298	$29,331
Equity securities	9,434	(386)	120	9,168
Available-for-sale:
Sponsored closed-end funds	3,355	(365)	7	2,997
Total marketable securities	$43,956	$(2,885)	$425	$41,496

For the three months ended June 30, 2016, the Company recognized a net realized gain of $0.2 million on trading securities and for the six months ended June 30, 2016, the Company recognized a net realized loss of $0.2 million on trading securities. For the three and six months ended June 30, 2015, the Company recognized a net realized gain of $0.5 million and $0.9 million, respectively, on trading securities.
5. Fair Value Measurements
The Company’s assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of consolidated sponsored investment products and the consolidated investment product, which are separately discussed in Note 13, as of June 30, 2016 and December 31, 2015 by fair value hierarchy level were as follows:
June 30, 2016

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$121,552	$—	$—	$121,552
Marketable securities trading:
Sponsored funds	66,465	—	—	66,465
Equity securities	10,200	—	—	10,200
Marketable securities available-for-sale:
Sponsored closed-end funds	3,569	—	—	3,569
Other investments:
Nonqualified retirement plan assets	5,430	—	—	5,430
Total assets measured at fair value	$207,216	$—	$—	$207,216

December 31, 2015

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$54,772	$—	$—	$54,772
Marketable securities trading:
Sponsored funds	29,331	—	—	29,331
Equity securities	9,168	—	—	9,168
Marketable securities available-for-sale:
Sponsored closed-end funds	2,997	—	—	2,997
Other investments
Nonqualified retirement plan assets	5,310	—	—	5,310
Total assets measured at fair value	$101,578	$—	$—	$101,578
The following is a discussion of the valuation methodologies used for the Company’s assets measured at fair value:
Cash equivalents represent investments in money market funds. Cash investments in actively traded money market funds are valued using published net asset values and are classified as Level 1.
Sponsored funds represent investments in open-end mutual funds, variable insurance funds and closed-end funds for which the Company acts as the investment manager. The fair value of open-end mutual funds and variable insurance funds is determined based on their published net asset values and are categorized as Level 1. The fair value of closed-end funds is determined based on the official closing price on the exchange on which they are traded and are categorized as Level 1.
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
Transfers into and out of levels are reflected when (1) significant inputs used for the fair value measurement, including market inputs or performance attributes, become observable or unobservable, (2) when the Company determines it has the ability, or no longer has the ability, to redeem, in the near term, certain investments that the Company values using a net asset value, or (3) if the book value no longer represents fair value. There were no transfers between levels during the three and six months ended June 30, 2016 and 2015.
6. Equity Transactions

During the six months ended June 30, 2016 and 2015, the Company repurchased 732,713 and 212,588 common shares, respectively, at a weighted average price of $83.12 and $131.67 per share, respectively, for a total cost, including fees and expenses, of approximately $62.1 million and $28.0 million, respectively. The shares repurchased of 732,713 during the six months ended June 30, 2016 included 556,509 shares repurchased pursuant to a tender offer that was completed in the second quarter of 2016. The shares were repurchased at a price of $82.50 for an aggregate cost of $47.1 million, including fees and expenses related to the tender offer. The shares repurchased under the tender offer were retired by the Company and $47.1 million was recorded as Additional Paid-in-Capital in the Company's condensed consolidated balance sheet.

Excluding shares repurchased under the tender offer described above, the Company has repurchased a total of 1,390,348 shares of common stock at a weighted average price of $124.17 per share plus transaction costs for a total cost of $172.7 million under its share repurchase program. At June 30, 2016, there were 1,309,652 shares of common stock available to repurchase under the Company’s current share repurchase program.

The Board of Directors declared cash dividends of $0.45 per share in each of the first two quarters of 2016 and 2015. Total dividends declared were $7.5 million and $8.1 million for the six months ended June 30, 2016 and 2015, respectively. Dividends declared in the second quarter of 2016 will be paid on August 12, 2016 to all shareholders of record on July 29, 2016.
7. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2016 and 2015 were as follows:

	Unrealized Gains and (Losses) on Securities Available-for- Sale	Foreign Currency Translation Adjustments
($ in thousands)
Balance December 31, 2015	$(465)	$(569)
Unrealized net gains on securities available-for-sale, net of tax of ($171)	281	—
Foreign currency translation adjustments, net of tax of ($348)	—	569
Amounts reclassified from accumulated other comprehensive income	—	—
Net current-period other comprehensive income	281	569
Balance June 30, 2016	$(184)	$—

	Unrealized Gains and (Losses) on Securities Available-for- Sale	Foreign Currency Translation Adjustments
($ in thousands)
Balance December 31, 2014	$(107)	$(135)
Unrealized net losses on securities available-for-sale, net of tax of $61	(99)	—
Foreign currency translation adjustments, net of tax of $195	—	(320)
Amounts reclassified from accumulated other comprehensive income	—	—
Net current-period other comprehensive loss	(99)	(320)
Balance June 30, 2015	$(206)	$(455)

8. Stock-based Compensation

The Company has an Amended and Restated Omnibus Incentive and Equity Plan (the “Plan”) under which officers, employees and directors may be granted equity-based awards, including restricted stock units (“RSUs”), stock options and unrestricted shares of common stock. On May 25, 2016, the shareholders of the Company approved an amendment to the Plan which increased the number of shares of common stock available under the Plan by 600,000, bringing the total number of authorized shares to 2,400,000. At June 30, 2016, 767,213 shares of common stock remained available for issuance of the 2,400,000 shares that were reserved for issuance under the Plan.

Each RSU entitles the holder to one share of common stock when the restriction expires. RSUs generally have a term of one to three years and may be time-vested or performance-contingent. The fair value of each RSU is estimated using the intrinsic value method, which is based on the fair market value price on the date of grant unless it contains a performance metric that is considered a market condition. RSUs that contain a market condition are valued using a simulation valuation model. Shares that are issued upon exercise of stock options and vesting of RSUs are newly issued shares from the Plan and are not issued from treasury stock. Stock options generally cliff vest after three years and have a contractual life of 10 years. Stock options are granted with an exercise price equal to the fair market value of the shares at the date of grant.

Restricted Stock Units

RSU activity for the six months ended June 30, 2016 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	191,617	$156.66
Granted	149,989	$75.22
Forfeited	(1,193)	$127.42
Settled	(50,773)	$170.75
Outstanding at June 30, 2016	289,640	$112.14
For the six months ended June 30, 2016 and 2015, a total of 17,333 and 35,486 RSUs, respectively, were withheld by the Company as a result of net share settlements to settle minimum employee tax withholding obligations. The Company paid $1.3 million and $4.8 million for the six months ended June 30, 2016 and 2015, respectively, in minimum employee tax withholding obligations related to RSUs withheld. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have been otherwise issued as a result of the vesting.
During the six months ended June 30, 2016, the Company granted 33,244 RSUs which contain performance based metrics in addition to a service condition. The performance metrics are based on the Company’s growth in operating income, as adjusted, relative to peers, over a one-year period and total shareholder return (“TSR”) relative to peers over a three-year period. For the six months ended June 30, 2016, total stock-based compensation expense included $0.1 million for these performance contingent RSUs.
The Company recognized total stock compensation expense of $3.4 million and $6.7 million, respectively, for the three and six months ended June 30, 2016 and $3.4 million and $6.4 million, respectively, for the three and six months ended June 30, 2015. As of June 30, 2016, unamortized stock-based compensation expense for unvested RSUs was $17.6 million, with a weighted-average remaining amortization period of 1.8 years.
Stock Options
Stock option activity for the six months ended June 30, 2016 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	156,636	$18.78
Granted	—	$—
Exercised	(11,417)	$34.97
Forfeited	—	$—
Outstanding at June 30, 2016	145,219	$17.51

9. Restructuring and Severance

The Company incurred $2.4 million in restructuring and severance costs during the three months ended June 30, 2016. Approximately $2.0 million was related to severance costs, associated with a reduction in headcount, and $0.4 million related to future lease obligations and leasehold improvements for vacated office space. Total unpaid severance and related charges as of June 30, 2016 was $2.1 million.

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
The computation of basic and diluted EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
($ in thousands, except per share amounts)
Net Income	$8,700	$9,012	$20,570	$28,737
Noncontrolling interests	(612)	765	(119)	382
Net Income Attributable to Common Stockholders	$8,088	$9,777	$20,451	$29,119
Shares (in thousands):
Basic: Weighted-average number of shares outstanding	8,170	8,889	8,257	8,927
Plus: Incremental shares from assumed conversion of dilutive instruments	144	148	153	167
Diluted: Weighted-average number of shares outstanding	8,314	9,037	8,410	9,094
Earnings per Share—Basic	$0.99	$1.10	$2.48	$3.26
Earnings per Share—Diluted	$0.97	$1.08	$2.43	$3.20
For the three and six months ended June 30, 2016, there were 6,159 and 10,195 instruments, respectively, excluded from the above computations of weighted-average shares for diluted EPS, and for the three and six months ended June 30, 2015, there were 0 and 3,043 instruments, respectively, excluded from the above computations of weighted-average shares for diluted EPS, because the effect would be anti-dilutive.

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

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 39.9% and 39.4% for the six months ended June 30, 2016 and 2015, respectively.

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

In re Virtus Investment Partners, Inc. Securities Litigation; formerly Tom Cummins v. Virtus Investment Partners Inc. et al

On February 20, 2015, a putative class action complaint alleging violations of certain provisions of the federal securities laws was filed by an individual shareholder against the Company and certain of the Company’s current officers (the “defendants”) in the United States District Court for the Southern District of New York (the "Court"). On April 21, 2015, three plaintiffs, including the original plaintiff, filed motions to be appointed lead plaintiff and, on June 9, 2015, the Court appointed Arkansas Teachers Retirement System lead plaintiff. On August 21, 2015, plaintiff filed a Consolidated Class Action Complaint (the “Consolidated Complaint”) amending the originally filed complaint, which was purportedly filed on behalf of all purchasers of the Company’s common stock between January 25, 2013 and May 11, 2015 (the “Class Period”). The Consolidated Complaint alleges that, during the Class Period, the defendants disseminated materially false and misleading statements and concealed material adverse facts relating to certain funds formerly subadvised by F-Squared Investments Inc. ("F-Squared"). The Consolidated Complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5. The plaintiff seeks to recover unspecified damages. A motion to dismiss the Consolidated Complaint was filed on behalf of the Company and the other defendants on October 21, 2015. On July 1, 2016, the Court entered an opinion and order granting in part, and denying in part, the motion to dismiss, narrowing Plaintiff's claims under Sections 10(b) and 20(a) of the Exchange Act and dismissing one of the defendants from the suit. The remaining defendants' Answer to the Consolidated Complaint was filed on August 5, 2016. The Company believes that the suit is without merit and intends to defend it vigorously. The Company believes that there is not a material loss that is probable and reasonably estimable related to this claim.

Mark Youngers v. Virtus Investment Partners, Inc. et al

On May 8, 2015, a putative class action complaint alleging violations of certain provisions of the federal securities laws was filed in the United States District Court for the Central District of California (the "District Court") by an individual who alleges he is a former shareholder of one of the Virtus mutual funds formerly subadvised by F-Squared and formerly known as the AlphaSector Funds. The complaint alleges claims against the Company, certain of the Company’s officers and affiliates, and certain other parties (the “defendants”). The complaint was purportedly filed on behalf of purchasers of the AlphaSector Funds between May 8, 2010 and December 22, 2014, inclusive (the “Class Period”). The complaint alleges that, during the Class Period, the defendants disseminated materially false and misleading statements and concealed or omitted material facts necessary to make the statements made not misleading. On June 7, 2015, a group of three individuals, including the original plaintiff, filed a motion to be appointed lead plaintiff and on July 27, 2015, the District Court appointed movants as lead plaintiff. On October 1, 2015, plaintiff filed a First Amended Class Action Complaint which, among other things, added a derivative claim for breach of fiduciary duty on behalf of Virtus Opportunities Trust. On October 19, 2015, the District Court entered an order transferring the action to the Southern District of New York (the "Court"). On January 4, 2016, Plaintiffs filed a Second Amended Complaint. A motion to dismiss was filed on behalf of the Company and affiliated defendants on February 1, 2016. On July 1, 2016, the Court entered an opinion and order granting in part, and denying in part, the motion to dismiss. The Court dismissed four causes of action entirely and a fifth cause of action with respect to a portion of the Class Period. The Court also dismissed all claims against ten defendants named in the Complaint. The Court held that Plaintiff's may pursue certain securities claims under Sections 10(b) and 20(a) of the Exchange Act and Section 12 of the Securities Act of 1933. The Answer to the Second Amended Complaint was filed on August 5, 2016. The defendants intend to file a motion to certify an interlocutory appeal of the July 1, 2016 order to the Court of Appeals for the Second Circuit on or before August 26, 2016. Oral argument on the motion is scheduled for October 7, 2016. The Company believes that the suit has no basis in law or fact and intends to defend it vigorously. The Company believes that there is not a material loss that is probable and reasonably estimable related to this claim.

13. Consolidation
Consolidated Sponsored Investment Products

As of June 30, 2016 and December 31, 2015, the Company consolidated 18 and 12 sponsored investment products, respectively. During the six months ended June 30, 2016, the Company consolidated 11 additional sponsored investment products and deconsolidated five sponsored investment products in which it no longer held a majority voting interest.

Consolidated sponsored investment products that are voting interest entities ("VOEs") are funds in which the Company has a controlling financial interest. Consolidated sponsored investment products are typically consolidated when the Company makes an initial investment in a newly launched fund as the Company typically owns a majority of the voting interest and are deconsolidated when the Company redeems its investment or its voting interests decrease to a minority percentage.
The consolidated sponsored investment product is a global fund that is considered a variable interest entity ("VIE") for which the Company is the primary beneficiary. The Company determined that it is the primary beneficiary of the VIE as the Company has the power to direct the activities that most significantly impact the economic performance of the entity and has the obligation to absorb losses, or the rights to receive benefits from, the VIE that could potentially be significant to the VIE. As of June 30, 2016, the Company consolidated one sponsored investment product that was a VIE.
The following table presents the balances of the consolidated sponsored investment products that were reflected in the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015:

	As of
	June 30, 2016		December 31, 2015
	VOEs	VIE	VOEs	VIE
($ in thousands)
Total cash and cash equivalents	$1,209	$891	$11,408	$458
Total investments	91,669	38,727	291,247	32,088
All other assets	2,244	350	8,281	268
Total liabilities	(2,753)	(320)	(14,948)	(439)
Redeemable noncontrolling interests	(7,825)	(19,320)	(61,236)	(12,628)
The Company’s net interests in consolidated sponsored investment products	$84,544	$20,328	$234,752	$19,747

Fair Value Measurements

The assets and liabilities of the consolidated sponsored investment products measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 by fair value hierarchy level were as follows:

As of June 30, 2016

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Debt securities	$—	$94,996	$89	$95,085
Equity securities	26,931	8,380	—	35,311
Derivatives	—	—	—	—
Total Assets Measured at Fair Value	$26,931	$103,376	$89	$130,396
Liabilities
Derivatives	$—	$136	$—	$136
Short sales	715	—	—	715
Total Liabilities Measured at Fair Value	$715	$136	$—	$851
As of December 31, 2015

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Debt securities	$—	$151,156	$1,397	$152,553
Equity securities	162,986	7,796	—	170,782
Derivatives	33	738	—	771
Total Assets Measured at Fair Value	$163,019	$159,690	$1,397	$324,106
Liabilities
Derivatives	$128	$844	$—	$972
Short sales	5,334	75	—	5,409
Total Liabilities Measured at Fair Value	$5,462	$919	$—	$6,381

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

	Six Months Ended June 30,
($ in thousands)	2016	2015
Level 3 Debt securities (a)
Balance at beginning of period	$1,397	$1,065
Realized losses, net	(356)	—
Purchases	151	—
Paydowns	(5)	(3)
Sales	(1,449)	—
Transferred to Level 2	—	(162)
Transfers from Level 2	1	—
Change in unrealized gain, net	350	(48)
Balance at end of period	$89	$852

(a)
None of the securities reflected in the table were internally fair valued at June 30, 2016 or June 30, 2015. The investments that are categorized as Level 3 were valued utilizing third party pricing information without adjustment. Such valuations are based on unobservable inputs.

For the six months ended June 30, 2016 and 2015, securities held by consolidated sponsored investment products with an end of period value of $0.1 million and $14.6 million, respectively, were transferred from Level 2 to Level 1 because certain non-U.S. securities quoted market prices were no longer adjusted based on third-party factors derived from model-based valuation techniques for which the significant assumptions were observable in the market. For the six months ended June 30, 2016 and 2015, securities held by consolidated sponsored investment products with an end of period value of $4.1 million and $0.0 million, respectively, were transferred from Level 1 to Level 2 because certain non-U.S. securities quoted market prices were adjusted based on third-party factors derived from model-based valuation techniques for which the significant assumptions were observable in the market.

Derivatives

The Company has certain consolidated sponsored investment products which include derivative instruments as part of their investment strategies. These derivatives may include futures contracts, options contracts and forward contracts. Derivative instruments in an asset position are classified as other assets of consolidated sponsored investment products in the Condensed Consolidated Balance Sheets. Derivative instruments in a liability position are classified as liabilities of consolidated sponsored investment products within the Condensed Consolidated Balance Sheets. The change in fair value of such derivatives is recorded in realized and unrealized gain (loss) on investments of consolidated sponsored investment products, net, in the Condensed Consolidated Statements of Operations. In connection with entering into these derivative contracts, these funds may be required to pledge to the broker an amount of cash equal to the “initial margin” requirements that varies based on the type of derivative. The cash pledged or on deposit is recorded in the Condensed Consolidated Balance Sheets of the Company as cash pledged or on deposit of consolidated sponsored investment products. The fair value of such derivatives at June 30, 2016 and 2015 was immaterial.

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

Consolidated Investment Product

During 2015, the Company contributed $40.0 million in the form of preference shares to a special purpose entity ("SPE") that was created specifically to accumulate bank loan assets for securitization as a CLO to be managed by its Newfleet affiliate. During the warehouse phase of the CLO, the SPE entered into a $160.0 million three-year term financing transaction with a bank lending counterparty (the “Financing Facility”).  At December 31, 2015, $152.6 million was outstanding under the Financing Facility. The warehouse debt was paid off in June 2016 in connection with the launch of the Newfleet CLO 2016-1 (the "CLO") discussed below.

On June 9, 2016, the SPE issued the CLO with a par value of $356.3 million consisting of six classes of senior secured floating rate notes loans with a par value of $320.0 million and subordinated notes with a par value of $36.3 million. Upon the launch of the CLO, the warehousing debt was repaid by the SPE and the Company redeemed its preference shares while simultaneously making a $36.3 million investment in the CLO's subordinated notes at par.

Bank loan investments of $344.9 million, which comprise the majority of the CLO portfolio collateral, are senior secured corporate loans from a variety of industries. Bank loan investments mature at various dates between 2018 and 2023, pay interest at LIBOR plus a spread of up to 7.5%, and typically range in S&P credit rating categories from BBB to CCC+. At June 30, 2016, the unpaid principal balance exceeded the fair value of the senior bank loans by approximately $3.8 million. No collateral assets were in default as of June 30, 2016.

The CLO has note obligations that bear interest at variable rates based on LIBOR plus a pre-defined spread ranging from 1.0% to 8.75%. The principal amounts outstanding of the note obligations issued by the CLO mature in April 2028. The CLO may elect to reinvest any prepayments received on bank loan investments prior to April 2020. Any subsequent prepayments received must be used to pay down the note obligations.

The CLO is a VIE and the Company consolidates the CLO's assets and liabilities as a consolidated investment product within its financial statements as it is the primary beneficiary of the VIE. The Company has determined that the Company is the primary beneficiary of the VIE as it has the power to direct the activities that most significantly impact the economic performance of the entity and has the obligation to absorb losses, or the rights to receive benefits from, the VIE that could potentially be significant to the VIE.

As discussed in Note 2, the Company adopted ASU 2014-13 effective January 1, 2016. This guidance requires reporting entities to use the more observable of the fair value of the financial assets or the financial liabilities to measure the financial assets and the financial liabilities of a CFE when a CFE is initially consolidated. The Company has determined that the fair value of the financial assets of the CFE is more observable than the fair value of the financial liabilities of the CFE. The Company has elected the measurement alternative for its consolidated investment product, and the Company's subsequent earnings from the consolidated investment product will reflect changes in value of the Company's own economic interest in the consolidated investment product.

The following table presents the balances of the consolidated investment product that were reflected in the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015:

	As of
	June 30, 2016	December 31, 2015
($ in thousands)
Total cash equivalents	$91,044	$8,297
Total investments	344,886	199,485
Other assets	6,078	1,467
Debt	—	(152,597)
Notes payable	(319,716)	—
Securities purchased payable and other liabilities	(94,790)	(18,487)
The Company’s net interests in the consolidated investment product	$27,502	$38,165

Fair Value Measurements of Consolidated Investment Product

The assets and liabilities of the consolidated investment product measured at fair value on a recurring basis by fair value hierarchy level were as follows:

As of June 30, 2016:

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$91,044	$—	$—	$91,044
Bank loans	—	344,886	—	344,886
Total Assets Measured at Fair Value	$91,044	$344,886	$—	$435,930
Liabilities
Notes payable	$—	$319,716	$—	$319,716
Total Liabilities Measured at Fair Value	$—	$319,716	$—	$319,716
As of December 31, 2015:

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$8,297	$—	$—	$8,297
Bank loans	—	199,485	—	199,485
Total Assets Measured at Fair Value	$8,297	$199,485	$—	$207,782

The following is a discussion of the valuation methodologies used for the assets and liabilities of the Company’s consolidated investment product measured at fair value:

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

Notes payable represents notes issued by the CLO and are measured using the measurement alternative in ASU 2014-13.

The estimated fair value of debt at December 31, 2015, which had a variable interest rate, approximated its carrying value. The securities purchase payable at June 30, 2016 and December 31, 2015 approximated fair value due to the short-term nature of the instruments.

Consolidating Financial Data

The following tables reflect the impact of the consolidated sponsored investment products and consolidated investment product in the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015:

As of June 30, 2016

	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products-VOEs	Consolidated Sponsored Investment Product-VIE	Consolidated Investment Product - VIE	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Balance Sheet
($ in thousands)
Total cash and cash equivalents	$155,532	$1,209	$891	$91,044	$—	$248,676
Total investments	223,994	91,669	38,727	344,886	(132,258)	567,018
All other assets	150,860	2,245	350	6,077	(223)	159,309
Total assets	$530,386	$95,123	$39,968	$442,007	$(132,481)	$975,003
Total liabilities	$64,280	$2,814	$374	$442,007	$(27,723)	$481,752
Redeemable noncontrolling interest	—	—	—	—	27,145	27,145
Equity attributable to stockholders of the Company	466,273	92,309	39,594	—	(131,903)	466,273
Non-redeemable noncontrolling interest	(167)	—	—	—	—	(167)
Total liabilities and equity	$530,386	$95,123	$39,968	$442,007	$(132,481)	$975,003
As of December 31, 2015

	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products-VOEs	Consolidated Sponsored Investment Product-VIE	Consolidated Investment Product - VIE	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Balance Sheet
($ in thousands)
Total cash and cash equivalents	$87,574	$11,408	$458	$8,297	$—	$107,737
Total investments	349,147	291,247	32,088	199,485	(292,409)	579,558
All other assets	162,673	8,281	268	1,467	(255)	172,434
Total assets	$599,394	$310,936	$32,814	$209,249	$(292,664)	$859,729
Total liabilities	$89,937	$15,181	$461	$171,084	$(255)	$276,408
Redeemable noncontrolling interest	—	—	—	—	73,864	73,864
Equity attributable to stockholders of the Company	509,624	295,755	32,353	38,165	(366,273)	509,624
Non-redeemable noncontrolling interest	(167)	—	—	—	—	(167)
Total liabilities and equity	$599,394	$310,936	$32,814	$209,249	$(292,664)	$859,729

(a)
Adjustments include the elimination of intercompany transactions between the Company, its consolidated sponsored investment products and consolidated investment product, consisting primarily of the elimination of the Company's investments held in the consolidated sponsored investment product or consolidated investment product and the recording of any noncontrolling interest.

The following table reflects the impact of the consolidated sponsored investment products and consolidated investment products in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2016 and 2015:
For the Three Months Ended June 30, 2016

	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products-VOEs	Consolidated Sponsored Investment Product-VIE	Consolidated Investment Product - VIE	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Statement of Operations
($ in thousands)
Total operating revenues	$80,058	$—	$—	$—	$27	$80,085
Total operating expenses	66,723	556	89	3,947	27	71,342
Operating income (loss)	13,335	(556)	(89)	(3,947)	—	8,743
Total other non-operating income, net	840	3,947	845	3,947	(3,535)	6,044
Income before income taxes	14,175	3,391	756	—	(3,535)	14,787
Income taxes	6,087	—	—	—	—	6,087
Net income	8,088	3,391	756	—	(3,535)	8,700
Noncontrolling interests	—	—	—	—	(612)	(612)
Net income attributable to common stockholders	$8,088	$3,391	$756	$—	$(4,147)	$8,088
For the Three Months Ended June 30, 2015

	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products-VOEs	Consolidated Sponsored Investment Product-VIE	Consolidated Investment Product - VIE	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Statement of Operations
($ in thousands)
Total operating revenues	$100,052	$—	$—	$—	$(396)	$99,656
Total operating expenses	82,491	43	1,310	—	(396)	83,448
Operating income (loss)	17,561	(43)	(1,310)	—	—	16,208
Total other non-operating income, net	(127)	101	(245)	—	898	627
Income (loss) before income taxes	17,434	58	(1,555)	—	898	16,835
Income taxes	7,823	—	—	—	—	7,823
Net income (loss)	9,611	58	(1,555)	—	898	9,012
Noncontrolling interests	166	—	—	—	599	765
Net income (loss) attributable to common stockholders	$9,777	$58	$(1,555)	$—	$1,497	$9,777

(a)
Adjustments include the elimination of intercompany transactions between the Company, its consolidated sponsored investment products and consolidated investment product, consisting primarily of the elimination of the Company's investments held in the consolidated sponsored investment product or consolidated investment product and the recording of any noncontrolling interest.

For the Six Months Ended June 30, 2016

	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products-VOEs	Consolidated Sponsored Investment Product-VIE	Consolidated Investment Product - VIE	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Statement of Operations
($ in thousands)
Total operating revenues	$160,562	$—	$—	$—	$(182)	$160,380
Total operating expenses	133,080	1,822	164	4,003	(182)	138,887
Operating income (loss)	27,482	(1,822)	(164)	(4,003)	—	21,493
Total other non-operating income, net	6,612	6,678	1,370	6,508	(8,448)	12,720
Income before income taxes	34,094	4,856	1,206	2,505	(8,448)	34,213
Income taxes	13,643	—	—	—	—	13,643
Net income	20,451	4,856	1,206	2,505	(8,448)	20,570
Noncontrolling interests	—	—	—	—	(119)	(119)
Net income attributable to common stockholders	$20,451	$4,856	$1,206	$2,505	$(8,567)	$20,451
For the Six Months Ended June 30, 2015

	Balance Before Consolidation of Investment Products	Consolidated Sponsored Investment Products-VOEs	Consolidated Sponsored Investment Product-VIE	Consolidated Investment Product - VIE	Eliminations and Adjustments (a)	Balances as Reported in Condensed Consolidated Statement of Operations
($ in thousands)
Total operating revenues	$204,284	$—	$—	$—	$(797)	$203,487
Total operating expenses	160,962	80	2,492	—	(797)	162,737
Operating income (loss)	43,322	(80)	(2,492)	—	—	40,750
Total other non-operating income, net	4,288	363	4,407	—	(2,380)	6,678
Income before income taxes	47,610	283	1,915	—	(2,380)	47,428
Income taxes	18,691	—	—	—	—	18,691
Net income	28,919	283	1,915	—	(2,380)	28,737
Noncontrolling interests	200	—	—	—	182	382
Net income attributable to common stockholders	$29,119	$283	$1,915	$—	$(2,198)	$29,119

(a)
Adjustments include the elimination of intercompany transactions between the Company, its consolidated sponsored investment products and consolidated investment product, consisting primarily of the elimination of the Company's investments held in the consolidated sponsored investment product or consolidated investment product and the recording of any noncontrolling interest.

Nonconsolidated VIEs

The Company has interests in certain entities that are VIEs that the Company does not consolidate as it is not the primary beneficiary of those entities. The Company is not the primary beneficiary as its interest in the entities does not provide the Company with the power to direct the activities that most significantly impact the entities economic performance. At June 30, 2016, the carrying value and maximum risk of loss related to these VIEs was $6.1 million.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “could,” “anticipate,” “forecast,” “project,” “predict,” “would,” “potential,” “future,” “guarantee,” “assume,” “likely,” "continue," “target” or similar statements or variations of such terms.
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

Our separately managed accounts are distributed through financial intermediaries and directly by teams at one of our affiliated managers. Our institutional distribution strategy is an affiliate-centric and coordinated model. Through relationships with consultants, our affiliates target key market segments, including foundations and endowments, corporate, public and private pension plans, structured products, and unaffiliated mutual funds.

Financial Highlights

•	Net income per diluted share was $0.97 in the second quarter of 2016 compared to $1.08 in the second quarter of 2015.

•
Total sales (inflows) were $2.4 billion in the second quarter of 2016 compared to $3.3 billion in the second quarter of 2015. Net flows were $(2.2) billion in the second quarter of 2016 compared to $(1.3) billion in the second quarter of 2015.

•	Assets under management were $45.2 billion at June 30, 2016 compared to $52.4 billion at June 30, 2015.

Assets Under Management

At June 30, 2016, we managed $45.2 billion in total assets, representing a decrease of $7.2 billion, or 13.8% from June 30, 2015 and a decrease of $2.2 billion or 4.7% from December 31, 2015. The decrease in assets under management from December 31, 2015 was primarily due to net outflows of $4.8 billion partially offset by market appreciation of $2.8 billion. Approximately $3.2 billion, or 68%, of the $4.8 billion in net outflows during the six months ended June 30, 2016 were from the Virtus Emerging Markets Opportunities fund ("Emerging Markets Opportunities Fund") which had an organizational change at the fund's subadvisor. At June 30, 2016, assets under management in the Emerging Markets Opportunities Fund were $7.1 billion.

Average assets under management, which generally correspond to our fee-earning asset levels, were $45.2 billion for the six months ended June 30, 2016, a decrease of $9.8 billion, or 17.8%, from $55.1 billion for the six months ended June 30, 2015. The decrease in average assets under management compared to June 30, 2015 was due to the same reasons discussed above regarding total assets under management as well as a decrease in assets under management related to the Company's Trend Funds (formerly AlphaSector funds).

Operating Results

In the second quarter of 2016, total revenues decreased 19.6% to $80.1 million from $99.7 million in the second quarter of 2015. This decrease was primarily the result of a decrease in average assets under management. Operating income decreased by 46.1% from $16.2 million in the second quarter of 2015 to $8.7 million in the second quarter of 2016, primarily due to decreased revenues on lower levels of average assets under management partially offset by lower operating expenses. Results for the second quarter of 2016 include restructuring and severance costs of $2.4 million, while the second quarter of 2015 included other operating expense of $11.3 million for a loss contingency related to a regulatory matter that was settled and paid during 2015.

Assets Under Management by Product

The following table summarizes our assets under management by product:

	As of June 30,		Change
	2016	2015	2016 vs. 2015%
($ in millions)
Fund assets
Open-end funds (1)	$24,813.8	$33,345.3	$(8,531.5)	(25.6)%
Closed-end funds	6,959.6	6,901.0	58.6	0.8%
Exchange traded funds	399.4	132.6	266.8	201.2%
Total fund assets	32,172.8	40,378.9	(8,206.1)	(20.3)%
Separately managed accounts (2)	7,407.2	6,952.1	455.1	6.5%
Total retail assets	39,580.0	47,331.0	(7,751.0)	(16.4)%
Total institutional assets (2)	5,589.7	5,070.0	519.7	10.3%
Total Assets Under Management	$45,169.7	$52,401.0	$(7,231.3)	(13.8)%
Average Assets Under Management	$45,237.2	$55,062.6	$(9,825.4)	(17.8)%

(1)	Includes assets under management of open-end mutual funds, UCITS and variable insurance funds.

(2)	Includes assets under management related to option strategies.

Asset Flows by Product
The following table summarizes our asset flows by product:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Open-End Funds (1)
Beginning balance	$26,536.0	$35,317.8	$28,882.1	$37,514.2
Inflows	1,351.9	2,619.5	3,545.3	5,633.7
Outflows	(3,799.8)	(4,174.5)	(8,594.1)	(9,572.5)
Net flows	(2,447.9)	(1,555.0)	(5,048.8)	(3,938.8)
Market performance	887.5	(352.9)	1,183.4	(155.8)
Other (2)	(161.8)	(64.6)	(202.9)	(74.3)
Ending balance	$24,813.8	$33,345.3	$24,813.8	$33,345.3
Closed-End Funds
Beginning balance	$6,543.6	$7,288.0	$6,222.3	$7,581.4
Inflows	—	—	—	—
Outflows	(103.3)	—	(103.3)	—
Net flows	(103.3)	—	(103.3)	—
Market performance	481.7	(281.6)	903.0	(450.2)
Other (2)	37.6	(105.4)	(62.4)	(230.2)
Ending balance	$6,959.6	$6,901.0	$6,959.6	$6,901.0
Exchange Traded Funds
Beginning balance	$353.6	$—	$340.8	$—
Inflows	52.8	67.4	115.1	67.4
Outflows	(20.8)	(12.2)	(54.6)	(12.2)
Net flows	32.0	55.2	60.5	55.2
Market performance	17.4	(0.4)	3.8	(0.4)
Other (2)	(3.6)	77.8	(5.7)	77.8
Ending balance	$399.4	$132.6	$399.4	$132.6
Separately Managed Accounts (3)
Beginning balance	$7,021.1	$7,131.0	$6,784.4	$6,884.8
Inflows	444.2	366.8	843.4	695.3
Outflows	(314.6)	(342.2)	(678.9)	(697.5)
Net flows	129.6	24.6	164.5	(2.2)
Market performance	246.5	(65.5)	457.3	111.9
Other (2)	10.0	(138.0)	1.0	(42.4)
Ending balance	$7,407.2	$6,952.1	$7,407.2	$6,952.1
Institutional Accounts (3)(4)
Beginning balance	$5,196.9	$5,036.2	$5,155.7	$4,722.0
Inflows	541.2	214.1	727.4	582.2
Outflows	(305.5)	(87.3)	(582.1)	(234.5)
Net flows	235.7	126.8	145.3	347.7
Market performance	153.6	(81.9)	302.0	35.7
Other (2)	3.5	(11.1)	(13.3)	(35.4)
Ending balance	$5,589.7	$5,070.0	$5,589.7	$5,070.0
Total
Beginning balance	$45,651.2	$54,773.0	$47,385.3	$56,702.4
Inflows	2,390.1	3,267.8	5,231.2	6,978.6
Outflows	(4,544.0)	(4,616.2)	(10,013.0)	(10,516.7)
Net flows	(2,153.9)	(1,348.4)	(4,781.8)	(3,538.1)
Market performance	1,786.7	(782.3)	2,849.5	(458.8)
Other (2)	(114.3)	(241.3)	(283.3)	(304.5)
Ending balance	$45,169.7	$52,401.0	$45,169.7	$52,401.0

(1)	Includes assets under management of open-end mutual funds, UCITS and variable insurance funds.

(2)
Represents open-end and closed-end mutual fund distributions, net of reinvestments, net flows of cash management strategies, net flows from non-sales related activities such as asset acquisitions/(dispositions), marketable securities investments/(withdrawals) and the impact on assets from the use of leverage.

(3)	Includes assets under management related to option strategies.

(4)
Includes assets under management related to structured products. Effective April 1, 2016, the issuance/(repayment) of structured product notes are reported as inflows/(outflows). Prior to April 1, 2016, all changes in structured product AUM were reported as a component of Other.

The following table summarizes our assets under management by asset class:

	As of June 30,		Change		% of Total
	2016	2015	2016 vs. 2015%		2016	2015
($ in millions)
Asset Class
Equity	$26,207.3	$31,908.8	$(5,701.5)	(17.9)%	58.0%	61.0%
Fixed income	15,450.2	16,010.8	(560.6)	(3.5)%	34.2%	30.6%
Alternatives (1)	3,056.8	4,031.2	(974.4)	(24.2)%	6.8%	7.5%
Other (2)	455.4	450.2	5.2	1.2%	1.0%	0.9%
Total	$45,169.7	$52,401.0	$(7,231.3)	(13.8)%	100.0%	100.0%

(1)	Consists of real estate securities, master-limited partnerships and other.

(2)	Consists of option strategies.

Average Assets Under Management and Average Basis Points
The following table summarizes the average assets under management and the average management fees earned in basis points:

	Three Months Ended June 30,
	Average Fees Earned (expressed in basis points)		Average Assets Under Management ($ in millions)
	2016	2015	2016	2015
Products
Open-End Funds (1)	49.4	49.2	$25,537.7	$34,852.2
Closed-End Funds	65.4	66.9	6,659.9	7,256.5
Exchange Traded Funds	36.2	8.9	371.9	103.9
Separately Managed Accounts (2)	55.2	53.5	7,015.0	7,125.3
Institutional Accounts (2)	36.2	35.7	5,223.9	5,054.8
All Products	51.1	50.7	$44,808.4	$54,392.7

	Six Months Ended June 30,
	Average Fees Earned (expressed in basis points)		Average Assets Under Management ($ in millions)
	2016	2015	2016	2015
Products
Open-End Funds (1)	48.3	49.6	$26,416.8	$35,757.9
Closed-End Funds	65.4	66.8	6,406.1	7,346.2
Exchange Traded Funds	35.5	8.9	354.5	51.9
Separately Managed Accounts (2)	55.7	53.8	6,891.7	6,985.8
Institutional Accounts (2)	36.5	35.6	5,168.1	4,920.8
All Products	50.4	51.1	$45,237.2	$55,062.6

(1)	Includes assets under management of open-end mutual funds, UCITS and variable insurance funds.

(2)	Includes assets under management related to option strategies.

Average fees earned represent investment management fees net of fees paid to third-party service providers for investment management related services and less the impact of investment management fees earned from consolidated sponsored investment products divided by average net assets. Mutual fund and exchange traded fund fees are calculated based on average daily or weekly net assets. Separately managed account fees are calculated based on the end of the preceding or current quarter’s asset values or on an average of month-end balances. Institutional account fees are calculated based on an average of month-end balances or current quarter’s asset values or for our CLO's, based on the par value of the collateral assets. Average fees earned will vary based on several factors, including the asset mix and reimbursements to funds.
The average fee rate earned for the six months ended June 30, 2016 decreased by 0.7 basis point compared to the same period in the prior year primarily due to a 1.3 basis point decrease in the open-end mutual fund fee rate. The decline in the open-end fund fee rate was primarily attributable to redemptions of higher fee-earning assets from June 30, 2015 to June 30, 2016. The average fee rate earned on exchange traded funds, separately managed accounts and institutional accounts increased in the three and six months ended June 30, 2016 as compared to the same period in 2015 primarily due to net flows into higher fee-earning assets.
Results of Operations
Summary Financial Data

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	2016 vs. 2015%		2016	2015	2016 vs. 2015%
($ in thousands)
Results of Operations
Investment management fees	$58,192	$68,867	$(10,675)	(15.5)%	$115,836	$139,363	$(23,527)	(16.9)%
Other revenue	21,893	30,789	(8,896)	(28.9)%	44,544	64,124	(19,580)	(30.5)%
Total revenues	80,085	99,656	(19,571)	(19.6)%	160,380	203,487	(43,107)	(21.2)%
Total operating expenses	71,342	83,448	(12,106)	(14.5)%	138,887	162,737	(23,850)	(14.7)%
Operating income	8,743	16,208	(7,465)	(46.1)%	21,493	40,750	(19,257)	(47.3)%
Other income, net	6,944	(2,652)	9,596	361.8%	9,044	918	8,126	885.2%
Interest (expense) income, net	(900)	3,279	(4,179)	(127.4)%	3,676	5,760	(2,084)	(36.2)%
Income before income taxes	14,787	16,835	(2,048)	(12.2)%	34,213	47,428	(13,215)	(27.9)%
Income tax expense	6,087	7,823	(1,736)	(22.2)%	13,643	18,691	(5,048)	(27.0)%
Net income	8,700	9,012	(312)	(3.5)%	20,570	28,737	(8,167)	(28.4)%
Noncontrolling interests	(612)	765	(1,377)	(180.0)%	(119)	382	(501)	(131.2)%
Net income attributable to common stockholders	$8,088	$9,777	$(1,689)	(17.3)%	$20,451	$29,119	$(8,668)	(29.8)%

Revenues
Revenues by source are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	2016 vs. 2015%		2016	2015	2016 vs. 2015%
($ in thousands)
Investment management fees
Funds	$43,760	$54,913	$(11,153)	(20.3)%	$87,263	$111,982	$(24,719)	(22.1)%
Separately managed accounts	9,729	9,555	174	1.8%	19,203	18,698	505	2.7%
Institutional accounts	4,703	4,399	304	6.9%	9,370	8,683	687	7.9%
Total investment management fees	58,192	68,867	(10,675)	(15.5)%	115,836	139,363	(23,527)	(16.9)%
Distribution and service fees	12,167	17,635	(5,468)	(31.0)%	24,645	37,233	(12,588)	(33.8)%
Administration and transfer agent fees	9,499	12,577	(3,078)	(24.5)%	19,497	25,619	(6,122)	(23.9)%
Other income and fees	227	577	(350)	(60.7)%	402	1,272	(870)	(68.4)%
Total revenues	$80,085	$99,656	$(19,571)	(19.6)%	$160,380	$203,487	$(43,107)	(21.2)%
Investment Management Fees
Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payments. Investment management fees decreased by $10.7 million, or 15.5%, for the three months ended June 30, 2016 compared to the same period in the prior year primarily due to a $9.6 billion, or 17.6%, decrease in average assets under management. The decrease in average assets under management for the three months ended June 30, 2016 compared to the same period in the prior year was due primarily to net outflows in our open-end funds partially offset by market appreciation and positive net flows in institutional, separately managed accounts and ETFs.

Investment management fees decreased by $23.5 million, or 16.9%, for the six months ended June 30, 2016 compared to the same period in the prior year due to a $9.8 billion, or 17.8%, decrease in average assets under management. The decrease in average assets under management for the six months ended June 30, 2016 compared to the same period in the prior year was due primarily to net outflows in our open-end funds partially offset by market appreciation.

Distribution and Service Fees

Distribution and service fees, which are asset based fees earned from open-end funds for distribution services, decreased by $5.5 million or 31.0% and $12.6 million or 33.8%, for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year due to lower average open-end assets under management in share classes that have distribution and service fees.

Administration and Transfer Agent Fees

Administration and transfer agent fees represents fees earned for fund administration and shareholder services from our open-end mutual funds and certain of our closed-end funds. Fund administration and transfer agent fees decreased by $3.1 million or 24.5% and $6.1 million or 23.9%, for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year due to lower average assets under management for which the Company provides fund administration and shareholder services.

Other Income and Fees

Other income and fees primarily represent contingent sales charges earned from investor redemptions of certain shares sold without a front-end sales charge. Other income and fees decreased $0.4 million or 60.7% and $0.9 million or 68.4% for the three and six months ended June 30, 2016 compared to the same period in the prior year primarily due to a decrease in contingent sales charges as a result of lower current year redemptions of open-end fund share classes subject to those charges.

Operating Expenses
Operating expenses by category were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	2016 vs. 2015%		2016	2015	2016 vs. 2015%
($ in thousands)
Operating expenses
Employment expenses	$33,065	$33,593	$(528)	(1.6)%	$69,042	$69,215	$(173)	(0.2)%
Distribution and other asset-based expenses	17,432	23,676	(6,244)	(26.4)%	35,533	48,183	(12,650)	(26.3)%
Other operating expenses	17,075	24,469	(7,394)	(30.2)%	29,029	42,013	(12,984)	(30.9)%
Restructuring and severance	2,391	—	2,391	100.0%	2,391	—	2,391	100.0%
Depreciation and amortization expense	1,379	1,710	(331)	(19.4)%	2,892	3,326	(434)	(13.0)%
Total operating expenses	$71,342	$83,448	$(12,106)	(14.5)%	$138,887	$162,737	$(23,850)	(14.7)%

Employment Expenses

Employment expenses primarily consist of fixed and variable compensation and related employee benefit costs. Employment expenses for the three and six months ended June 30, 2016 were $33.1 million and $69.0 million, respectively, which represented a decrease of $0.5 million or 1.6% and $0.2 million or 0.2%, respectively, compared to the same periods in the prior year. The decrease was primarily due to a reduction in variable compensation resulting from lower profits, partially offset by higher fixed employment expenses primarily at our affiliates, including Virtus ETF Solutions, which was acquired in the second quarter of 2015.

Distribution and Other Asset-Based Expenses

Distribution and other asset-based expenses consist primarily of payments to third-party distribution partners for providing services to investors in our funds and payments to third-party service providers for investment management related services. These payments are primarily based on percentages of assets under management or revenues. These expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized on a straight line basis over the periods in which commissions are generally recovered from distribution fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares. Distribution and other asset-based expenses decreased by $6.2 million, or 26.4%, in the three months ended June 30, 2016 and $12.7 million, or 26.3%, in the six months ended June 30, 2016 compared to the same periods in the prior year primarily due to lower average open-end fund assets under management and a lower percentage of assets under management in share classes where we pay distribution expenses.

Other Operating Expenses

Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and distribution related costs, rent and occupancy expenses, operating expenses of our consolidated sponsored investment products and other miscellaneous costs. Other operating expenses for the three months ended June 30, 2016 decreased $7.4 million, or 30.2%, to $17.1 million as compared to $24.5 million for the same period in the prior year primarily due to a $11.3 million loss contingency recorded in the second quarter of 2015 related to a regulatory matter that was settled and paid in 2015. Other operating expenses of consolidated sponsored investment products and the consolidated investment product for the three months ended June 30, 2016 increased by $3.7 million over the prior year primarily due to expenses associated with the issuance of our CLO.

Other operating expenses for the six months ended June 30, 2016 decreased $13.0 million, or 30.9%, to $29.0 million as compared to $42.0 million for the same period in the prior year primarily due to a $16.5 million loss contingency recorded in the first half of 2015 related to a regulatory matter that was settled and paid in 2015. Other operating expenses of consolidated sponsored investment products and the consolidated investment product for the six months ended June 30, 2016 increased by $4.0 million over the prior year primarily due expenses associated with the issuance of our CLO.

Restructuring and Severance Expense

We incurred $2.4 million in restructuring and severance costs in the three months ended June 30, 2016. Approximately $2.0 million was related to severance costs associated with reductions in headcount and $0.4 million related to future lease obligations and leasehold improvements for vacated office space.

Depreciation and Amortization Expense

Depreciation and amortization expense consists primarily of the straight-line depreciation of furniture, equipment and leasehold improvements as well as the amortization of acquired investment advisory contracts, recorded as definite-lived intangible assets, both over their estimated useful lives. Depreciation and amortization expense decreased by $0.3 million and $0.4 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year primarily due to lower amortization of intangible assets.

Other (Expense) Income, net

Other (Expense) Income, net by category were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	2016 vs. 2015%		2016	2015	2016 vs. 2015%
($ in thousands)
Other Income (Expense)
Realized and unrealized gain on investments, net	$3,281	$343	$2,938	856.6%	$2,623	$888	$1,735	195.4%
Realized and unrealized gain (loss) on investments of consolidated sponsored investment products, net	3,097	(3,242)	6,339	195.5%	3,392	(652)	4,044	620.2%
Realized and unrealized gain of consolidated investment product, net	581	—	581	100.0%	2,816	—	2,816	100.0%
Other (expense) income, net	(15)	247	(262)	(106.1)%	213	682	(469)	(68.8)%
Total Other Income (Expense), net	$6,944	$(2,652)	$9,596	361.8%	$9,044	$918	$8,126	885.2%

Realized and unrealized gain on investments, net

Realized and unrealized gain on investments, net increased during the three and six months ended June 30, 2016 by $2.9 million and $1.7 million, or 856.6% and 195.4%, respectively, compared to the same periods in the prior year. The increase in realized and unrealized gains, net for the three and six months ended June 30, 2016 is primarily due to a realized gain of approximately $2.9 million on the sale of one of our equity method investments, a minority interest in a subadviser, during the three months ended June 30, 2016.

Realized and unrealized gain (loss) on investments of consolidated sponsored investment products, net

Realized and unrealized gains, net on investments of consolidated sponsored investment products were $3.1 million and $3.4 million during the three and six months ended June 30, 2016, respectively, compared to realized and unrealized losses, net of consolidated sponsored investment products of $3.2 million and $0.7 million during the same periods in the prior year. The realized and unrealized gains, net for the three and six months ended June 30, 2016 primarily consist of unrealized gains related to emerging markets debt and target date retirement strategies. The realized and unrealized loss for the three months ended June 30, 2015 was primarily attributable to unrealized losses on our alternative funds.

Realized and unrealized gain of consolidated investment product, net

Realized and unrealized gains, net on investments of our consolidated investment product were $0.6 million and $2.8 million during the three and six months ended June 30, 2016, respectively. The realized and unrealized gains, net of our consolidated investment product during the three months ended June 30, 2016, primarily consists of $1.0 million in unrealized gains on the note payable of the consolidated investment product partially offset by $0.4 million in unrealized losses on the investments of the consolidated investment product. The realized and unrealized gains, net of our consolidated investment products during the six months ended June 30, 2016 primarily consists of $1.8 million in unrealized gains on the investments and $1.0 million in unrealized gains on the note payable of the consolidated investment product.

Interest (Expense) Income , net

Interest (Expense) Income, net by category were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	2016 vs. 2015%		2016	2015	2016 vs. 2015%
($ in thousands)
Interest Income (Expense)
Interest expense	$(129)	$(121)	$(8)	(6.6)%	$(261)	$(244)	$(17)	(7.0)%
Interest and dividend income	619	302	$317	105.0%	892	582	310	53.3%
Interest and dividend income of investments of consolidated sponsored investment products	1,696	3,098	$(1,402)	(45.3)%	4,657	5,422	(765)	(14.1)%
Interest expense of consolidated investment product	(5,668)	—	$(5,668)	(100.0)%	(6,400)	—	(6,400)	(100.0)%
Interest income of consolidated investment product	2,582	—	2,582	100.0%	4,788	—	4,788	100.0%
Total Interest (Expense) Income, net	$(900)	$3,279	$(4,179)	(127.4)%	$3,676	$5,760	$(2,084)	(36.2)%

Interest and Dividend Income

Interest and dividend income increased $0.3 million or 105.0% and 53.3% for both the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year. The increase is due to a higher level of marketable securities in the first half of 2016 compared to same period in the prior years.

Interest and Dividend Income of Investments of Consolidated Sponsored Investment Products

Interest and dividend income of consolidated sponsored investment products decreased $1.4 million and $0.8 million or 45.3% and 14.1% for the three and six months ended June 30, 2106, respectively, compared to the same periods in the prior year. The decrease is primarily due to the liquidation of our alternative funds during the three months ended June 30, 2016.

Interest Expense and Interest Income of Consolidated Investment Product

Interest expense of consolidated investment product represents interest expense on the notes payable of the consolidated investment product. For the three months ended June 30, 2016, interest expense includes amortization of discount on notes payable of $3.7 million related to the issuance of our CLO. Interest Income of consolidated investment product consists primarily of interest income on the investments of our consolidated investment product.

Income Tax Expense

The provision for income taxes reflects U.S. federal, state and local taxes at an estimated effective tax rate of 39.9% and 39.4% for the six months ended June 30, 2016 and 2015, respectively.

Liquidity and Capital Resources
Certain Financial Data
The following table summarizes certain key financial data relating to our liquidity and capital resources:

	June 30, 2016	December 31, 2015	Change
			2016 vs. 2015%
($ in thousands)
Balance Sheet Data
Cash and cash equivalents	$155,532	$87,574	$67,958	77.6%
Investments	91,736	56,738	34,998	61.7%
Deferred taxes, net	46,434	54,143	(7,709)	(14.2)%
Dividends payable	4,047	4,233	(186)	(4.4)%
Total equity	466,106	509,457	(43,351)	(8.5)%

	Six Months Ended June 30,		Change
	2016	2015	2016 vs. 2015%
($ in thousands)
Cash Flow Data:
Provided by (Used In):
Operating Activities	$51,945	$1,554	$50,391	3,242.7%
Investing Activities	6,751	(4,601)	11,352	(246.7)%
Financing Activities	91,590	(4,551)	96,141	(2,112.5)%

Overview

At June 30, 2016, we had $155.5 million of cash and cash equivalents and $80.2 million of investments in marketable securities compared to $87.6 million of cash and cash equivalents and $41.5 million of investments in marketable securities at December 31, 2015. Our credit facility (the "Credit Facility") allows us to borrow up to $75.0 million, which expires in September 2017. At June 30, 2016, we had no outstanding borrowings under the Credit Facility. On June 8, 2016, we completed a $47.1 million "modified Dutch Auction" tender offer, accepting for purchase 556,509 shares representing 6.7% of our common stock outstanding. We also paid $3.7 million in dividends during the quarter ended June 30, 2016.

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

Other Uses of Capital

We expect that our main uses of cash will be to (i) invest in our organic growth, including our distribution efforts and launches of new products including CLOs, separately managed accounts or closed-end funds; (ii) seed new investment strategies and make new investments to introduce new products or to enhance distribution access; (iii) return capital to stockholders through acquisition of shares of our common stock, payment of cash dividends on our common stock or other means; (iv) fund ongoing and potential investments in our infrastructure; and (v) invest in inorganic growth opportunities as they arise.

As of June 30, 2016, 2.7 million shares of our common stock have been authorized to be repurchased under the share repurchase program approved by our Board of Directors and 1.3 million shares remain available for repurchase. Under the terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time. In addition, to the extent that purchases pursuant to the share repurchase program would cause the Bank of Montreal to beneficially own 25% or more of our outstanding shares, we may limit or cease further purchases pursuant to the share repurchase program.

During the first quarter of 2016, we repurchased a total of 176,204 common shares for approximately $15.0 million under the board authorized share repurchase program. Separately on June 8, 2016, we completed a $47.1 million "modified Dutch Auction" tender offer, accepting for purchase 556,509 shares representing 6.7% of our common stock outstanding. These shares repurchased under the tender offer were not part of our share repurchase program discussed above.

For the six months ended June 30, 2016, we paid cash dividends on our common stock in the amount of $0.90 per share, totaling $7.6 million. On May 26, 2016, our Board of Directors declared a quarterly cash dividend of $0.45 per common share to be paid on August 12, 2016 to shareholders of record at the close of business on July 29, 2016.
Capital and Reserve Requirements

We have two broker-dealer subsidiaries registered with the SEC which are subject to certain rules regarding minimum net capital, as defined by those rules. The broker-dealers are required to maintain a ratio of “aggregate indebtedness” to “net capital,” as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us including additional reporting requirements, a lower required ratio of aggregate indebtedness to net capital or interruption of our business. At both June 30, 2016 and December 31, 2015, the ratio of aggregate indebtedness to net capital of our broker-dealers was below the maximum allowed, and net capital was significantly greater than the required minimum.

Balance Sheet

Cash and cash equivalents consist of cash in banks and money market fund investments. Investments consist primarily of investments in our affiliated mutual funds. Consolidated sponsored investment products primarily represent investment products we sponsor and where we own a majority of the voting interest in the entity. As of June 30, 2016, we consolidated a total of 18 sponsored investment products. Our consolidated investment product represents our investment in a collateralized loan obligation ("CLO"). At June 30, 2016 and December 31, 2015, we had no debt outstanding that was a general obligation of the Company.
Operating Cash Flow

Net cash used in operating activities of $51.9 million for the six months ended June 30, 2016 increased by $50.4 million from net cash used in operating activities of $1.6 million in the same period in the prior year. The increase in net cash used in operating activities was due primarily to increased sales of investments of consolidated sponsored investment products partially offset by increased purchases of investments of the consolidated investment product.

Investing Cash Flow

Net cash provided by investing activities consists primarily of capital expenditures and other investing activities related to our business operations. Net cash provided by investing activities of $6.8 million for the six months ended June 30, 2016 increased by $11.4 million from net cash used in investing activities of $4.6 million in the same period for the prior year. The primary investing activities were cash inflows of $8.6 million related to the sale of an equity method investment offset by outflows of $1.1 million due to capital expenditures and purchases of other investments of $0.8 million.

Financing Cash Flow

Cash flows used in financing activities consist primarily of return of capital through repurchases of common shares and dividends, withholding obligations for the net share settlement of employee share transactions and contributions to noncontrolling interests related to our consolidated sponsored investment products. Net cash provided by financing activities increased $96.1 million to $91.6 million for the six months ended June 30, 2016 as compared to net cash used in financing activities of $4.6 million for the six months ended June 30, 2015. The primary reason for the increase was due to cash inflows of $316.3 million related to the issuance of notes payable by the consolidated investment product partially offset by the repayment of debt of the consolidated investment product of $152.6 million, share repurchases of $61.8 million and dividend payments of $7.6 million.
Debt
Our Credit Facility, as amended and restated, has a five-year term expiring in September 2017 and provides borrowing capacity of up to $75.0 million with a $7.5 million sub-limit for the issuance of standby letters of credit. In addition, the Credit Facility provides for a $50.0 million increase provision conditioned on approval by the lending group. The Credit Facility is secured by substantially all of our assets, excluding our broker-dealers. At June 30, 2016 and December 31, 2015, no amount was outstanding under the Credit Facility. As of June 30, 2016, we had the capacity to draw on the entire $75.0 million available under the Credit Facility. The Credit Facility contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. We were in compliance with all debt covenants as of June 30, 2016.

Contractual Obligations

Our contractual obligations are summarized in our 2015 Annual Report on Form 10-K. As of June 30, 2016, there have been no material changes outside of the ordinary course in our contractual obligations since December 31, 2015.
Critical Accounting Policies and Estimates
Our financial statements and the accompanying notes are prepared in accordance with generally accepted accounting principles generally accepted in the United States of America, which require the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our 2015 Annual Report on Form 10-K. There were no changes in our critical accounting policies in the six months ended June 30, 2016.
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
We are also subject to market risk due to a decline in the market value of our investments, which consist of marketable securities, the Company’s net interests in consolidated sponsored investment products and the Company’s net interest in a consolidated investment product. The following table summarizes the impact of a 10% increase or decrease in the fair values of these financial instruments:

	June 30, 2016
$ in thousands	Fair Value	10% Change

Marketable Securities - Available for Sale (a)	$3,569	$357
Marketable Securities - Trading (b)	76,665	7,667
Company's net interests in Consolidated Sponsored Investment Products (c)	104,872	10,487
Company's net interest in Consolidated Investment Product (c)	27,502	2,750
Total Investments subject to Market Risk	$212,608	$21,261

(a)
Any gains or losses arising from changes in the fair value of available-for-sale investments are recognized in accumulated other comprehensive income, net of tax, until the investment is sold or otherwise disposed of, or if the investment is determined to be other-than-temporarily impaired, at which time the cumulative gain or loss previously reported in equity is included in income. The Company evaluates the carrying value of investments for impairment on a quarterly basis. In its impairment analysis, the Company takes into consideration numerous criteria, including the duration and extent of any decline in fair value, and the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value. If the decline in value is determined to be other-than-temporary, the carrying value of the security is generally written down to fair value through the Consolidated Statement of Operations. If such a 10% increase or decrease in fair value were to occur, it would not result in an other-than-temporary impairment charge that would be material to the Company pre-tax earnings.

(b)	If such a 10% increase or decrease in fair values were to occur, the change of these trading investments would result in a corresponding increase or decrease in our pre-tax earnings.

(c)
These represent the Company's direct investments in investment products that are consolidated. Upon consolidation, these direct investments are eliminated, and the assets and liabilities of CIP and CSIP are consolidated in the Consolidated Balance Sheet, together with a noncontrolling interest balance representing the portion of the CIP or CSIP owned by third parties. If a 10% increase or decrease in the fair values of the Company's direct investments in CIP and CSIP were to occur, it would result in a corresponding increase or decrease in our pre-tax earnings.

Interest Rate Risk
Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. At June 30, 2016, we were exposed to interest rate risk as a result of approximately $172.2 million in investments in fixed and floating rate income funds/vehicles we have invested in which includes our net interests in consolidated sponsored investment products and our consolidated investment product. We considered a hypothetical 100 basis point change in interest rates and determined that the fair value of our fixed income investments would change by an estimated $5.5 million.
At June 30, 2016, we had no amounts outstanding under our Credit Facility. Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at our option, either LIBOR for interest periods of one, two, three or six months or an alternate base rate (as defined in the Credit Facility agreement), plus, in each case, an applicable margin, that ranges from 0.75% to 2.50%.
     At June 30, 2016, we had $319.7 million outstanding of notes payable of our consolidated investment product. The notes bear interest at an annual rate equal to average LIBOR rate for interest periods of three months and six months plus, in each case, an applicable margin, that ranges from 1.00% to 8.75%.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q.
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

In re Virtus Investment Partners, Inc. Securities Litigation; formerly Tom Cummins v. Virtus Investment Partners Inc. et al

On February 20, 2015, a putative class action complaint alleging violations of certain provisions of the federal securities laws was filed by an individual shareholder against the Company and certain of the Company’s current officers (the

“defendants”) in the United States District Court for the Southern District of New York (the "Court"). On April 21, 2015, three plaintiffs, including the original plaintiff, filed motions to be appointed lead plaintiff and, on June 9, 2015, the Court appointed Arkansas Teachers Retirement System lead plaintiff. On August 21, 2015, plaintiff filed a Consolidated Class Action Complaint (the “Consolidated Complaint”) amending the originally filed complaint, which was purportedly filed on behalf of all purchasers of the Company’s common stock between January 25, 2013 and May 11, 2015 (the “Class Period”). The Consolidated Complaint alleges that, during the Class Period, the defendants disseminated materially false and misleading statements and concealed material adverse facts relating to certain funds formerly subadvised by F-Squared Investments Inc. ("F-Squared"). The Consolidated Complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5. The plaintiff seeks to recover unspecified damages. A motion to dismiss the Consolidated Complaint was filed on behalf of the Company and the other defendants on October 21, 2015. On July 1, 2016, the Court entered an opinion and order granting in part, and denying in part, the motion to dismiss, narrowing Plaintiff's claims under Sections 10(b) and 20(a) of the Exchange Act and dismissing one of the defendants from the suit. The remaining defendants filed an Answer to the Consolidated Complaint on August 5, 2016. The Company believes that the suit is without merit and intends to defend it vigorously. The Company believes that there is not a material loss that is probable and reasonably estimable related to this claim.

Mark Youngers v. Virtus Investment Partners, Inc. et al

On May 8, 2015, a putative class action complaint alleging violations of certain provisions of the federal securities laws was filed in the United States District Court for the Central District of California (the "District Court") by an individual who alleges he is a former shareholder of one of the Virtus mutual funds formerly subadvised by F-Squared and formerly known as the AlphaSector Funds. The complaint alleges claims against the Company, certain of the Company’s officers and affiliates, and certain other parties (the “defendants”). The complaint was purportedly filed on behalf of purchasers of the AlphaSector Funds between May 8, 2010 and December 22, 2014, inclusive (the “Class Period”). The complaint alleges that, during the Class Period, the defendants disseminated materially false and misleading statements and concealed or omitted material facts necessary to make the statements made not misleading. On June 7, 2015, a group of three individuals, including the original plaintiff, filed a motion to be appointed lead plaintiff and on July 27, 2015, the District Court appointed movants as lead plaintiff. On October 1, 2015, plaintiff filed a First Amended Class Action Complaint which, among other things, added a derivative claim for breach of fiduciary duty on behalf of Virtus Opportunities Trust. On October 19, 2015, the District Court entered an order transferring the action to the Southern District of New York (the "Court"). On January 4, 2016, Plaintiffs filed a Second Amended Complaint. A motion to dismiss was filed on behalf of the Company and affiliated defendants on February 1, 2016. On July 1, 2016, the Court entered an opinion and order granting in part, and denying in part, the motion to dismiss. The Court dismissed four causes of action entirely and a fifth cause of action with respect to a portion of the Class Period. The Court also dismissed all claims against ten defendants named in the Complaint. The Court held that Plaintiff's may pursue certain securities claims under Sections 10(b) and 20(a) of the Exchange Act and Section 12 of the Securities Act of 1933. The remaining defendants filed an Answer to the Second Amended Complaint on August 5, 2016. The defendants intend to file a motion to certify an interlocutory appeal of the July 1, 2016 order to the Court of Appeals for the Second Circuit on or before August 26, 2016. Oral argument on the motion is scheduled for October 7, 2016. The Company believes that the suit has no basis in law or fact and intends to defend it vigorously. The Company believes that there is not a material loss that is probable and reasonably estimable related to this claim.

Item 1A.        Risk Factors

There have been no material changes to our risk factors previously reported in our 2015 Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
During the first six months of 2016, we repurchased a total of 176,204 shares of our common stock pursuant to a repurchase program implemented by our Board of Directors in 2010. As of June 30, 2016, 2.7 million shares of our common stock have been authorized to be repurchased under the program, and 1,309,652 shares remain available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases and/or privately negotiated transactions, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.
On June 8, 2016 the Company completed a modified "Dutch Auction" tender offer to repurchase up to $75.0 million of its common stock. The repurchase of these shares was outside of the repurchase plan outlined above and the shares repurchased were retired. The Company paid $47.1 million, including transaction costs, to repurchase 556,509 shares at a tender price of $82.50 per share.
The following table sets forth information regarding our share repurchases in each month during the quarter ended June 30, 2016:

Month	Total number of shares repurchased (3)	Average price paid per share (1)	Total number of shares repurchased as part of publicly announced plans or programs (3)	Maximum number of shares that may yet be repurchased under the plans or programs (2)
April 1-30, 2016	—	$—	—	1,309,652
May 1-31, 2016	—	$—	—	1,309,652
June 1-30, 2016	556,509	$82.50	556,509	1,309,652
Total	556,509		556,509

(1)	Average price paid per share is calculated on a settlement basis and excludes commissions.

(2)	Pursuant to a program announced in the fourth quarter of 2010 and most recently expanded in October 2015. This repurchase program is not subject to an expiration date.

(3)
On June 8, 2016 the Company completed a modified "Dutch Auction" tender offer to repurchase up to $75.0 million of its common stock. The Company paid $47.1 million, including transaction costs, to repurchase 556,509 shares at a tender price of $82.50 per share. The repurchase of these shares was outside of the repurchase plan outlined above and the shares repurchased were retired.

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

Item 6.        Exhibits

Exhibit Number	Description

* 10.1	Amended and Restated Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K, filed on May 26, 2016)

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following information formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2016 and 2015, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2016 and 2015 and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 8, 2016

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)