Form 10-Q
period 2016-09-30
VIRTUS INVESTMENT PARTNERS, INC.
filed 2016-11-07
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of the registrant’s common stock was 5,888,533 as of October 31, 2016.

VIRTUS INVESTMENT PARTNERS, INC.

“We,” “us,” “our,” the “Company” and “Virtus” as used in this Quarterly Report on Form 10-Q, refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Virtus Investment Partners, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2016	December 31, 2015
($ in thousands, except share data)
Assets:
Cash and cash equivalents	$165,421	$87,574
Investments	95,174	56,738
Accounts receivable, net	36,867	38,757
Assets of consolidated sponsored investment products
Cash of consolidated sponsored investment products	1,149	1,513
Cash pledged or on deposit of consolidated sponsored investment products	944	10,353
Investments of consolidated sponsored investment products	137,140	323,335
Other assets of consolidated sponsored investment products	2,560	8,549
Assets of consolidated investment product
Cash equivalents of consolidated investment product	12,703	8,297
Investments of consolidated investment product	360,210	199,485
Other assets of consolidated investment product	4,628	1,467
Furniture, equipment and leasehold improvements, net	7,864	9,116
Intangible assets, net	39,030	40,887
Goodwill	6,788	6,701
Deferred taxes, net	44,623	54,143
Other assets	14,463	12,814
Total assets	$929,564	$859,729
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$37,813	$49,617
Accounts payable and accrued liabilities	21,429	23,036
Dividends payable	4,117	4,233
Other liabilities	13,619	13,051
Liabilities of consolidated sponsored investment products	2,930	15,387
Liabilities of consolidated investment product
Debt of consolidated investment product	—	152,597
Notes payable of consolidated investment product	323,852	—
Securities purchased payable and other liabilities of consolidated investment product	25,704	18,487
Total liabilities	429,464	276,408
Commitments and Contingencies (Note 13)
Redeemable noncontrolling interests	30,301	73,864
Equity:
Equity attributable to stockholders:
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 9,112,052 shares issued and 7,609,753 shares outstanding at September 30, 2016 and 9,613,088 shares issued and 8,398,944 shares outstanding at December 31, 2015	91	96
Additional paid-in capital	1,089,350	1,140,875
Accumulated deficit	(436,705)	(472,614)
Accumulated other comprehensive loss	(235)	(1,034)
Treasury stock, at cost, 1,502,299 and 1,214,144 shares at September 30, 2016 and December 31, 2015, respectively	(182,702)	(157,699)
Total equity attributable to stockholders	469,799	509,624
Noncontrolling interests	—	(167)
Total equity	469,799	509,457
Total liabilities and equity	$929,564	$859,729
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
($ in thousands, except per share data)
Revenues
Investment management fees	$60,398	$64,891	$176,234	$204,254
Distribution and service fees	12,116	15,587	36,761	52,820
Administration and transfer agent fees	9,588	11,614	29,085	37,233
Other income and fees	222	283	624	1,555
Total revenues	82,324	92,375	242,704	295,862
Operating Expenses
Employment expenses	33,142	33,504	102,184	102,719
Distribution and other asset-based expenses	17,380	21,717	52,913	69,900
Other operating expenses	11,392	11,165	34,614	51,403
Other operating expenses of consolidated sponsored investment products	611	1,120	2,521	2,895
Other operating expenses of consolidated investment product	24	—	3,921	—
Restructuring and severance	1,879	—	4,270	—
Depreciation and other amortization	754	910	2,392	2,562
Amortization expense	604	837	1,858	2,511
Total operating expenses	65,786	69,253	204,673	231,990
Operating Income	16,538	23,122	38,031	63,872
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	961	(2,082)	3,584	(1,194)
Realized and unrealized gain (loss) on investments of consolidated sponsored investment products, net	3,536	(17,619)	6,928	(18,271)
Realized and unrealized gain (loss) of consolidated investment product, net	144	(721)	2,960	(721)
Other income, net	250	141	463	823
Total other income (expense), net	4,891	(20,281)	13,935	(19,363)
Interest Income (Expense)
Interest expense	(128)	(138)	(389)	(382)
Interest and dividend income	221	324	1,113	906
Interest and dividend income of investments of consolidated sponsored investment products	1,364	2,898	6,021	8,320
Interest expense of consolidated investment product	(3,788)	(1)	(10,188)	(1)
Interest income of consolidated investment product	4,047	42	8,835	42
Total interest income, net	1,716	3,125	5,392	8,885
Income Before Income Taxes	23,145	5,966	57,358	53,394
Income tax expense	6,869	9,669	20,512	28,360
Net Income (Loss)	16,276	(3,703)	36,846	25,034
Noncontrolling interests	(651)	3,054	(770)	3,436
Net Income (Loss) Attributable to Common Stockholders	$15,625	$(649)	$36,076	$28,470
Earnings (Loss) per Share—Basic	$2.04	$(0.07)	$4.47	$3.21
Earnings (Loss) per Share—Diluted	$1.99	$(0.07)	$4.39	$3.15
Cash Dividends Declared per Share	$0.45	$0.45	$1.35	$1.35
Weighted Average Shares Outstanding—Basic (in thousands)	7,676	8,775	8,062	8,876
Weighted Average Shares Outstanding—Diluted (in thousands)	7,854	8,775	8,223	9,039
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
($ in thousands)
Net Income (Loss)	$16,276	$(3,703)	$36,846	$25,034
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of ($28) for the three months ended September 30, 2015 and ($348) and $167 for the nine months ended September 30, 2016 and 2015, respectively	—	49	569	(271)
Unrealized (loss) gain on available-for-sale securities, net of tax of $31 and $35 for the three months ended September 30, 2016 and 2015, respectively and ($140) and $26 for the nine months ended September 30, 2016 and 2015 respectively	(50)	(290)	230	(389)
Other comprehensive (loss) income	(50)	(241)	799	(660)
Comprehensive income (loss)	16,226	(3,944)	37,645	24,374
Comprehensive (income) loss attributable to noncontrolling interests	(651)	3,054	(770)	3,436
Comprehensive Income (Loss) Attributable to Common Stockholders	$15,575	$(890)	$36,875	$27,810
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
($ in thousands)
Cash Flows from Operating Activities:
Net income	$36,846	$25,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense, intangible asset and other amortization	4,430	5,241
Stock-based compensation	9,064	9,166
Excess tax benefits from stock-based compensation	(192)	(1,515)
Amortization of discount on notes payable of consolidated investment product	3,719	—
Amortization of deferred commissions	1,900	6,903
Payments of deferred commissions	(1,405)	(2,585)
Equity in earnings of equity method investments	(444)	(804)
Realized gain on sale of equity method investment	(2,883)	—
Realized and unrealized (gains) losses on trading securities, net	(700)	1,490
Realized and unrealized (gains) losses on investments of consolidated sponsored investment products, net	(7,815)	21,611
Realized and unrealized (gains) losses of consolidated investment product, net	(2,289)	721
Sales of trading securities, net	10,811	9,945
Sales (purchases) of investments by consolidated sponsored investment products, net	97,569	(96,222)
(Purchases) sales of securities sold short by consolidated sponsored investment products, net	(4,648)	3,534
Purchases of investments by consolidated investment product, net	(154,139)	(29,085)
Deferred taxes, net	9,032	655
Changes in operating assets and liabilities:
Cash pledged or on deposit of consolidated sponsored investment products	9,644	(6,912)
Accounts receivable, net and other assets	(297)	4,101
Other assets of consolidated sponsored investment products	(478)	(1,649)
Other assets of consolidated investment product	(415)	43
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	(12,893)	(8,102)
Liabilities of consolidated sponsored investment products	426	1,499
Liabilities of consolidated investment product, net	4,027	(20)
Net cash used in operating activities	(1,130)	(56,951)
Cash Flows from Investing Activities:
Capital expenditures	(1,461)	(3,723)
Proceeds from sale of equity method investment	8,621	—
Change in cash and cash equivalents of consolidated sponsored investment products due to deconsolidation	103	—
Equity method investment contributions	(2,471)	(1,617)
Cash acquired in business combination	—	89
Purchases of available-for-sale securities	(183)	(168)
Net cash provided by (used in) investing activities	4,609	(5,419)
Cash Flows from Financing Activities:
Borrowings of proceeds from short sales by consolidated sponsored investment products	—	831
Payments on borrowings by consolidated sponsored investment products	(3,557)	(164)
Repayment of debt of consolidated investment product	(152,597)	—
Borrowings of debt of consolidated investment product	—	9,140
Proceeds from issuance of notes payable by consolidated investment product	316,280	—
Dividends paid	(11,119)	(12,146)
Repurchases of common shares	(72,216)	(45,000)
Proceeds from exercise of stock options	428	70
Taxes paid related to net share settlement of restricted stock units	(1,518)	(5,080)
Excess tax benefits from stock-based compensation	192	1,515
Payment of deferred financing costs	(1,442)	—
Contributions of noncontrolling interests, net	3,959	38,747
Net cash provided by (used in) financing activities	78,410	(12,087)
Net increase (decrease) in cash and cash equivalents	81,889	(74,457)
Cash and cash equivalents, beginning of period	97,384	203,304
Cash and Cash Equivalents, End of Period	$179,273	$128,847
Non-Cash Investing Activities:
Change in accrual for capital expenditures	$140	$(313)
Investment in acquired business	—	4,800
Non-Cash Financing Activities:
Decrease to noncontrolling interest due to deconsolidation of consolidated sponsored investment products	$(48,292)	$(8,640)
Dividends payable	$3,424	$4,258
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Stockholders	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
($ in thousands except per share data)	Shares	Par Value				Shares	Amount
Balances at December 31, 2014	8,975,833	$96	$1,148,908	$(507,521)	$(242)	575,441	$(77,699)	$563,542	$(190)	$563,352	$23,071
Net income (loss)	—	—	—	28,470	—	—	—	28,470	(106)	28,364	(3,330)
Net unrealized loss on securities available-for-sale	—	—	—	—	(389)	—	—	(389)	—	(389)	—
Foreign currency translation adjustments	—	—	—	—	(271)	—	—	(271)	—	(271)	—
Activity of noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	30,154
Cash dividends declared ($1.35 per common share)	—	—	(12,136)	—	—	—	—	(12,136)		(12,136)	—
Repurchases of common shares	(368,468)	—	—	—	—	368,468	(45,000)	(45,000)	—	(45,000)	—
Issuance of common shares related to employee stock transactions	60,301	—	796	—	—	—	—	796	—	796	—
Taxes paid on stock-based compensation	—	—	(5,080)	—	—	—	—	(5,080)	—	(5,080)	—
Stock-based compensation	—	—	8,656	—	—	—	—	8,656	—	8,656	—
Excess tax benefits from stock-based compensation	—	—	1,038	—	—	—	—	1,038	—	1,038	—
Balances at September 30, 2015	8,667,666	$96	$1,142,182	$(479,051)	$(902)	943,909	$(122,699)	$539,626	$(296)	$539,330	$49,895
Balances at December 31, 2015	8,398,944	$96	$1,140,875	$(472,614)	$(1,034)	1,214,144	$(157,699)	$509,624	$(167)	$509,457	$73,864
Net income	—	—	—	36,076	—	—	—	36,076	—	36,076	770
Net unrealized gain on securities available-for-sale	—	—	—	—	230	—	—	230	—	230	—
Foreign currency translation adjustments	—	—	—	—	569	—	—	569	—	569	—
Activity of noncontrolling interests, net	—	—	—	(167)	—	—	—	(167)	167	—	(44,333)
Cash dividends declared ($1.35 per common share)	—	—	(11,003)	—	—	—	—	(11,003)	—	(11,003)	—
Repurchases of common shares	(844,671)	(6)	(47,207)	—	—	288,155	(25,003)	(72,216)	—	(72,216)	—
Issuance of common shares related to employee stock transactions	55,480	1	991	—	—	—	—	992	—	992	—
Taxes paid on stock-based compensation	—	—	(1,518)	—	—	—	—	(1,518)		(1,518)	—
Stock-based compensation	—	—	8,815	—	—	—	—	8,815	—	8,815	—
Tax deficiencies from stock-based compensation	—	—	(1,603)	—	—	—	—	(1,603)	—	(1,603)	—
Balances at September 30, 2016	7,609,753	$91	$1,089,350	$(436,705)	$(235)	1,502,299	$(182,702)	$469,799	$—	$469,799	$30,301
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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The condensed consolidated financial statements include the accounts of the Company, its subsidiaries and investment products that are consolidated. Voting interest entities ("VOEs") are consolidated when the Company is considered to have a controlling financial interest which is typically present when the Company owns a majority of the voting interest in an entity or otherwise has the power to govern the financial and operating policies of the entity.

The Company evaluates any variable interest entities ("VIEs") in which the Company has a variable interest for consolidation. A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) where as a group, the holders of the equity investment at risk do not possess: (i) the power through voting or similar rights to direct the activities that most significantly impact the entity’s economic performance; (ii) the obligation to absorb expected losses or the right to receive expected residual returns of the entity; or (iii) proportionate voting and economic interests and where substantially all of the entity’s activities either involve or are conducted on behalf of an investor with disproportionately fewer voting rights. If an entity has any of these characteristics, it is considered a VIE and is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that has both the power to direct the activities that most significantly impact the VIE’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

The Company has two types of investment products that are consolidated: consolidated sponsored investment products and the consolidated investment product. Consolidated sponsored investment products are investment products in which the Company generally holds a majority of the beneficial interests. The consolidated investment product is a collateralized loan obligation ("CLO") in which the Company has less than the majority of the beneficial interests. The secured notes of the CLO have contractual recourse only to the related assets of the CLO and are classified as financial liabilities. The consolidation and deconsolidation of these investment products have no impact on net income attributable to stockholders. The Company’s risk with respect to these investments is limited to its beneficial interests in these products. The Company has no right to the benefits from, and does not bear the risks associated with, these investment products beyond the Company’s investments in, and fees generated from, these products. The Company does not consider cash and investments held by the investment products it consolidates to be assets of the Company other than its direct investment in these products. See Note 14 for additional information related to the consolidation of sponsored investment products and the investment product. Intercompany accounts and transactions have been eliminated as a result of consolidation.
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

New Accounting Standards Implemented
The Company adopted Accounting Standards Update ("ASU") No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02") on January 1, 2016. This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain entities. Certain unconsolidated entities that had been classified as VOEs under previous consolidation guidance are now classified as VIEs under ASU 2015-02. As such, disclosure for VIEs is included in Note 14 to the condensed consolidated financial statements. Adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
The Company adopted ASU No. 2014-13, Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity (“CFE”) ("ASU 2014-13") on January 1, 2016. This new standard requires reporting entities to use the more observable of the fair value of the financial assets or the financial liabilities to measure the financial assets and the financial liabilities of a CFE when a CFE is initially consolidated. It permits entities to make an accounting policy election to apply this same measurement approach after initial consolidation or to apply other GAAP to account for the consolidated CFE’s financial assets and financial liabilities. It also prohibits all entities from electing to use the fair value option in ASC 825, Financial Instruments, to measure either the financial assets or financial liabilities of a consolidated CFE that is within the scope of this issue. The Company has elected the measurement alternative for its consolidated investment product. The Company's subsequent earnings from the consolidated investment product will reflect changes in value of the Company's own economic interest in the consolidated investment product. Disclosures for the Company's CFE are included in Note 14 to the condensed consolidated financial statements. Adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.
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

New Accounting Standards Not Yet Implemented

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments which clarifies the treatment of several cash flow categories. In addition, ASU 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09"). This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholdings on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), which amends the principal-versus-agent implementation guidance in ASU 2014-09 Revenue from Contracts with Customers; as further discussed below. The new guidance will impact whether an entity reports revenue on a gross or net basis. The Company is currently evaluating the impact of adopting ASU 2016-08, which is effective for the Company in conjunction with the adoption of ASU 2014-09.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). The standard replaces current codification Topic 840 with updated guidance on accounting for leases and requires a lessee to recognize assets and liabilities arising from an operating lease on the balance sheet, whereas previous GAAP rules did not require lease assets and liabilities to be recognized for most leases. Furthermore, companies are permitted to make an accounting policy election to not recognize lease assets and liabilities for leases with a term of 12 months or less. For both finance leases and operating leases, the lease liability should be initially measured at the present value of the lease payments. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will not significantly change under this new guidance. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods therein. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 was originally effective for fiscal years and interim periods within those years beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 by one year for periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date and requires either a retrospective or a modified retrospective approach to adoption. As deferred, ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

3. Intangible Assets, Net

Intangible assets, net are summarized as follows:

	September 30, 2016	December 31, 2015
($ in thousands)
Definite-lived intangible assets:
Investment contracts	$158,747	$158,747
Accumulated amortization	(154,533)	(152,676)
Definite-lived intangible assets, net	4,214	6,071
Indefinite-lived intangible assets	34,816	34,816
Total intangible assets, net	$39,030	$40,887

Activity in intangible assets, net is as follows:

	Nine Months Ended September 30,
	2016	2015
($ in thousands)
Intangible assets, net
Balance, beginning of period	$40,887	$41,783
Additions	—	2,400
Amortization	(1,857)	(2,511)
Balance, end of period	$39,030	$41,672
4. Investments
Investments consist primarily of investments in the Company's sponsored mutual funds. The Company’s investments, excluding the investments of consolidated sponsored investment products and the investments of the consolidated investment product, which are separately discussed in Note 14, at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
($ in thousands)
Marketable securities	$81,486	$41,496
Equity method investments	7,101	9,007
Nonqualified retirement plan assets	5,662	5,310
Other investments	925	925
Total investments	$95,174	$56,738
Marketable Securities
The Company’s marketable securities consist of both trading and available-for-sale securities. The composition of the Company’s marketable securities is summarized as follows:
September 30, 2016

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored funds	$68,284	$(2,819)	$1,404	$66,869
Equity securities	10,591	—	476	11,067
Available-for-sale:
Sponsored closed-end funds	3,538	(215)	227	3,550
Total marketable securities	$82,413	$(3,034)	$2,107	$81,486

December 31, 2015

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored funds	$31,167	$(2,134)	$298	$29,331
Equity securities	9,434	(386)	120	9,168
Available-for-sale:
Sponsored closed-end funds	3,355	(365)	7	2,997
Total marketable securities	$43,956	$(2,885)	$425	$41,496

For the three months ended September 30, 2016, the Company recognized a net realized gain of $0.1 million on trading securities and for the nine months ended September 30, 2016, the Company recognized a net realized loss of $0.3 million on trading securities. For the three and nine months ended September 30, 2015, the Company recognized net realized losses of $0.5 million and $0.4 million, respectively, on trading securities.
5. Fair Value Measurements
The Company’s assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of consolidated sponsored investment products and the consolidated investment product, which are separately discussed in Note 14, as of September 30, 2016 and December 31, 2015 by fair value hierarchy level were as follows:
September 30, 2016

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$138,303	$—	$—	$138,303
Marketable securities trading:
Sponsored funds	66,869	—	—	66,869
Equity securities	11,067	—	—	11,067
Marketable securities available-for-sale:
Sponsored closed-end funds	3,550	—	—	3,550
Other investments:
Nonqualified retirement plan assets	5,662	—	—	5,662
Total assets measured at fair value	$225,451	$—	$—	$225,451

December 31, 2015

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$54,772	$—	$—	$54,772
Marketable securities trading:
Sponsored funds	29,331	—	—	29,331
Equity securities	9,168	—	—	9,168
Marketable securities available-for-sale:
Sponsored closed-end funds	2,997	—	—	2,997
Other investments
Nonqualified retirement plan assets	5,310	—	—	5,310
Total assets measured at fair value	$101,578	$—	$—	$101,578
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
Transfers into and out of levels are reflected when (1) significant inputs used for the fair value measurement, including market inputs or performance attributes, become observable or unobservable, (2) when the Company determines it has the ability, or no longer has the ability, to redeem, in the near term, certain investments that the Company values using a net asset value, or (3) if the book value no longer represents fair value. There were no transfers between levels during the three and nine months ended September 30, 2016 and 2015.
6. Equity Transactions

During the nine months ended September 30, 2016 and 2015, the Company repurchased 844,671 and 368,468 common shares, respectively, at a weighted average price of $83.94 and $122.09 per share, respectively, for a total cost, including fees and expenses, of approximately $72.2 million and $45.0 million, respectively. The 844,671 shares repurchased during the nine months ended September 30, 2016 included 556,516 shares repurchased pursuant to a tender offer that was completed in the second quarter of 2016. Shares repurchased under the tender offer were at a price of $82.50 per share for an aggregate cost of $47.2 million, or $84.81 per share including fees and expenses and were retired by the Company.

Excluding share repurchased under the tender offer described above, the Company has repurchased a total of 1,502,299 shares of common stock at a weighted average price of $121.58 per share plus transaction costs for a total cost of $182.7 million under its share repurchase program. At September 30, 2016, there were 1,197,701 shares of common stock available to repurchase under the Company’s current share repurchase program.

On October 27, 2016, the Company entered into and completed a Stock Purchase Agreement with Bank of Montreal Holdings Inc. (“BMO”) to purchase 1,727,746 shares of the Company’s common stock at a price of $93.50 per share for a total purchase price of $161.5 million. To effect this transaction, the Company used $131.5 million of cash and cash equivalents and borrowed $30.0 million on its Credit Facility. The purchase represented all of the shares held by BMO and reflected approximately 22.7% of the Company’s outstanding common stock at September 30, 2016.
In connection with the purchase, the Board of Directors authorized an additional 730,045 shares to cover the incremental shares purchased beyond the remaining 1,197,701 shares available for repurchase under the Company's previously approved share repurchase program. After the completion of this transaction there were 200,000 shares remaining for future share repurchases.
The Board of Directors declared cash dividends of $0.45 per share in each of the first three quarters of 2016 and 2015. Total dividends declared were $11.0 million and $12.1 million for the nine months ended September 30, 2016 and 2015, respectively. Dividends declared in the third quarter of 2016 will be paid on November 11, 2016 to all shareholders of record on October 31, 2016.
7. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2016 and 2015 were as follows:

	Unrealized Gains and (Losses) on Securities Available-for- Sale	Foreign Currency Translation Adjustments
($ in thousands)
Balance December 31, 2015	$(465)	$(569)
Unrealized net gains on securities available-for-sale, net of tax of ($140)	230	—
Foreign currency translation adjustments, net of tax of ($348)	—	569
Amounts reclassified from accumulated other comprehensive income	—	—
Net current-period other comprehensive income	230	569
Balance September 30, 2016	$(235)	$—

	Unrealized Gains and (Losses) on Securities Available-for- Sale	Foreign Currency Translation Adjustments
($ in thousands)
Balance December 31, 2014	$(107)	$(135)
Unrealized net losses on securities available-for-sale, net of tax of $26	(389)	—
Foreign currency translation adjustments, net of tax of $167	—	(271)
Amounts reclassified from accumulated other comprehensive income	—	—
Net current-period other comprehensive loss	(389)	(271)
Balance September 30, 2015	$(496)	$(406)

8. Stock-based Compensation

The Company has an Amended and Restated Omnibus Incentive and Equity Plan (the “Plan”) under which officers, employees and directors may be granted equity-based awards, including restricted stock units (“RSUs”), stock options and unrestricted shares of common stock. On May 25, 2016, the shareholders of the Company approved an amendment to the Plan which increased the number of shares of common stock available under the Plan by 600,000, bringing the total number of authorized shares to 2,400,000. At September 30, 2016, 768,981 shares of common stock remained available for issuance of the 2,400,000 shares that were reserved for issuance under the Plan.

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

Restricted Stock Units

RSU activity for the nine months ended September 30, 2016 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	191,617	$156.66
Granted	155,361	$75.72
Forfeited	(8,333)	$110.81
Settled	(55,233)	$167.34
Outstanding at September 30, 2016	283,412	$111.56
For the nine months ended September 30, 2016 and 2015, a total of 19,457 and 37,488 RSUs, respectively, were withheld by the Company as a result of net share settlements to settle minimum employee tax withholding obligations. The Company paid $1.5 million and $5.1 million for the nine months ended September 30, 2016 and 2015, respectively, in minimum employee tax withholding obligations related to RSUs withheld. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have been otherwise issued as a result of the vesting.
During the nine months ended September 30, 2016, the Company granted 33,244 RSUs which contain performance based metrics in addition to a service condition. The performance metrics are based on the Company’s growth in operating income, as adjusted, relative to peers, over a one-year period and total shareholder return (“TSR”) relative to peers over a three-year period. For the nine months ended September 30, 2016, total stock-based compensation expense included $0.2 million for these performance contingent RSUs.
The Company recognized total stock compensation expense of $2.4 million and $9.1 million, respectively, for the three and nine months ended September 30, 2016 and $2.7 million and $9.2 million, respectively, for the three and nine months ended September 30, 2015. As of September 30, 2016, unamortized stock-based compensation expense for unvested RSUs was $14.8 million, with a weighted-average remaining amortization period of 1.8 years.

Stock Options
Stock option activity for the nine months ended September 30, 2016 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	156,636	$18.78
Granted	—	$—
Exercised	(12,729)	$33.56
Forfeited	—	$—
Outstanding at September 30, 2016	143,907	$17.47

9. Restructuring and Severance

During the three months ended September 30, 2016, the Company incurred severance costs of $1.9 million associated with select staff reductions. During the nine months ended September 30, 2016, the Company incurred $3.9 million in severance costs related to staff reductions, primarily in business support areas and $0.4 million in costs related to future lease obligations and leasehold improvement write-offs for vacated office space. Total unpaid severance and related charges as of September 30, 2016 was $3.6 million.

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
The computation of basic and diluted EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
($ in thousands, except per share amounts)
Net Income (Loss)	$16,276	$(3,703)	$36,846	$25,034
Noncontrolling interests	(651)	3,054	(770)	3,436
Net Income (Loss) Attributable to Common Stockholders	$15,625	$(649)	$36,076	$28,470
Shares (in thousands):
Basic: Weighted-average number of shares outstanding	7,676	8,775	8,062	8,876
Plus: Incremental shares from assumed conversion of dilutive instruments	178	—	161	163
Diluted: Weighted-average number of shares outstanding	7,854	8,775	8,223	9,039
Earnings (Loss) per Share—Basic	$2.04	$(0.07)	$4.47	$3.21
Earnings (Loss) per Share—Diluted	$1.99	$(0.07)	$4.39	$3.15
For the three and nine months ended September 30, 2016, there were 11,502 and 10,630 instruments, respectively, excluded from the above computations of weighted-average shares for diluted EPS, and for the three and nine months ended September 30, 2015, there were 323,570 and 2,028 instruments, respectively, excluded from the above computations of weighted-average shares for diluted EPS, because the effect would be anti-dilutive.

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

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 35.8% and 53.1% for the nine months ended September 30, 2016 and 2015, respectively. The decrease in the estimated effective tax rate was primarily due to changes in the valuation allowances related to market adjustments on the Company’s marketable securities.

12. Credit Facility

On September 30, 2016, the Company entered into a new senior unsecured revolving credit facility (“Credit Facility”) replacing the previous senior secured revolving credit facility. The Credit Facility has a five-year term and provides borrowing capacity of up to $150.0 million, with an increase provision conditioned on approval by the lending group, to a borrowing capacity of $200.0 million. In addition, the Credit Facility has a $7.5 million sub-limit for the issuance of standby letters of credit. At September 30, 2016 and December 31, 2015, no amounts were outstanding under the Credit Facility. As of September 30, 2016, the Company had the capacity to draw on the full amount of the Credit Facility. Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at the Company’s option, either LIBOR for interest periods of one, two, three or six months or an alternate base rate (as defined in the Credit Facility agreement), plus, in each case, an applicable margin, that ranges from 0.75% to 2.25%. Under the terms of the Credit Facility, the Company is also required to pay certain fees, including an annual commitment fee that ranges from 0.30% to 0.45% on undrawn amounts and a letter of credit participation fee at an annual rate equal to the applicable margin as well as any applicable fronting fees, each of which is payable quarterly in arrears.

The credit agreement governing the Credit Facility contains customary restrictive covenants on the Company and its subsidiaries. Restrictive covenants in the credit agreement include, but are not limited to: prohibitions on creating, incurring or assuming any liens; entering into merger arrangements; selling, leasing, transferring or otherwise disposing of assets; making a material change in the nature of the business; entering into transactions with affiliates; and incurring indebtedness through the subsidiaries. Many of these restrictions are subject to certain minimum thresholds and exceptions. Financial covenants under the credit agreement include: (i) the quarterly maintenance of a leverage ratio (total debt to adjusted EBITDA), as defined in the credit agreement, of not greater than 3.00:1.00, and (ii) a minimum interest coverage ratio (EBITDA to interest expense) for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00.

The credit agreement governing the Credit Facility also contains customary provisions regarding events of default which could result in an acceleration or increase in amounts due, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of a representation or warranty, bankruptcy or insolvency proceedings, change of control, certain judgments, ERISA matters, cross-default to other debt agreements, governmental action prohibiting or restricting the company or its subsidiaries in a manner that has a material adverse effect and failure of certain guaranty obligations. The lenders (and their respective affiliates) may have provided, and may in the future provide, investment banking, cash management, underwriting, lending, commercial banking, leasing, foreign exchange, trust or other advisory services to the company and its subsidiaries and affiliates. These parties may have received, and may in the future receive, customary compensation for these services.

13. Commitments and Contingencies
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

Mark Youngers v. Virtus Investment Partners, Inc. et al

On May 8, 2015, a putative class action complaint alleging violations of certain provisions of the federal securities laws was filed in the United States District Court for the Central District of California (the "District Court") by an individual who alleges he is a former shareholder of one of the Virtus mutual funds formerly subadvised by F-Squared and formerly known as the AlphaSector Funds. The complaint alleges claims against the Company, certain of the Company’s officers and affiliates, and certain other parties (the “defendants”). The complaint was purportedly filed on behalf of purchasers of the AlphaSector Funds between May 8, 2010 and December 22, 2014, inclusive (the “Class Period”). The complaint alleges that, during the Class Period, the defendants disseminated materially false and misleading statements and concealed or omitted material facts necessary to make the statements made not misleading. On June 7, 2015, a group of three individuals, including the original plaintiff, filed a motion to be appointed lead plaintiff and on July 27, 2015, the District Court appointed movants as lead plaintiff. On October 1, 2015, the plaintiffs filed a First Amended Class Action Complaint which, among other things, added a derivative claim for breach of fiduciary duty on behalf of Virtus Opportunities Trust. On October 19, 2015, the District Court entered an order transferring the action to the Southern District of New York (the "Court"). On January 4, 2016, the Plaintiffs filed a Second Amended Complaint. A motion to dismiss was filed on behalf of the Company and affiliated defendants on February 1, 2016. On July 1, 2016, the Court entered an opinion and order granting in part, and denying in part, the motion to dismiss. The Court dismissed four causes of action entirely and a fifth cause of action with respect to a portion of the Class Period. The Court also dismissed all claims against ten defendants named in the Complaint. The Court held that the Plaintiffs may pursue certain securities claims under Sections 10(b) and 20(a) of the Exchange Act and Section 12 of the Securities Act of 1933. The Answer to the Second Amended Complaint was filed on August 5, 2016. A Stipulation of Voluntary Dismissal of the claim under Section 12 of the Securities Act was filed on September 15, 2016. The defendants filed a motion to certify an interlocutory appeal of the July 1, 2016 order to the Court of Appeals for the Second Circuit on August 26, 2016. Oral argument on the motion was held on October 7, 2016. The Company believes that the suit has no basis in law or fact and intends to defend it vigorously. The Company believes that there is not a material loss that is probable and reasonably estimable related to this claim.

14. Consolidation
Consolidated Sponsored Investment Products

As of September 30, 2016 and December 31, 2015, the Company consolidated 18 and 12 sponsored investment products, respectively. During the nine months ended September 30, 2016, the Company consolidated 11 additional sponsored investment products and deconsolidated five sponsored investment products in which it no longer held a majority voting interest.

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
The Company has one consolidated sponsored investment product that is a global fund that is considered a variable interest entity ("VIE") for which the Company is the primary beneficiary. The Company determined that it is the primary beneficiary of the VIE as the Company has the power to direct the activities that most significantly impact the economic performance of the entity and has the obligation to absorb losses, or the rights to receive benefits from, the VIE that could potentially be significant to the VIE. As of September 30, 2016, the Company consolidated one sponsored investment product that was a VIE.
The following table presents the balances of the consolidated sponsored investment products that, after intercompany eliminations, were reflected in the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015:

	As of
	September 30, 2016		December 31, 2015
	VOEs	VIE	VOEs	VIE
($ in thousands)
Total cash and cash equivalents	$1,961	$132	$11,408	$458
Total investments	95,452	41,688	291,247	32,088
All other assets	1,943	617	8,281	268
Total liabilities	(2,538)	(392)	(14,948)	(439)
Redeemable noncontrolling interests	(8,816)	(21,485)	(61,236)	(12,628)
The Company’s net interests in consolidated sponsored investment products	$88,002	$20,560	$234,752	$19,747

Fair Value Measurements

The assets and liabilities of the consolidated sponsored investment products measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 by fair value hierarchy level were as follows:

As of September 30, 2016

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Debt securities	$—	$98,727	$146	$98,873
Equity securities	33,524	4,743	—	38,267
Derivatives	—	6	—	6
Total Assets Measured at Fair Value	$33,524	$103,476	$146	$137,146
Liabilities
Derivatives	$—	$188	$—	$188
Short sales	522	—	—	522
Total Liabilities Measured at Fair Value	$522	$188	$—	$710
As of December 31, 2015

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Debt securities	$—	$151,156	$1,397	$152,553
Equity securities	162,986	7,796	—	170,782
Derivatives	33	738	—	771
Total Assets Measured at Fair Value	$163,019	$159,690	$1,397	$324,106
Liabilities
Derivatives	$128	$844	$—	$972
Short sales	5,334	75	—	5,409
Total Liabilities Measured at Fair Value	$5,462	$919	$—	$6,381

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

For the nine months ended September 30, 2016 and 2015, securities held by consolidated sponsored investment products with an end of period value of $0.3 million and $8.9 million, respectively, were transferred from Level 2 to Level 1 because certain non-U.S. securities quoted market prices were no longer adjusted based on third-party factors derived from model-based valuation techniques for which the significant assumptions were observable in the market. For the nine months ended September 30, 2016 and 2015, securities held by consolidated sponsored investment products with an end of period value of 0.5 million and $0.3 million, respectively, were transferred from Level 1 to Level 2 because certain non-U.S.

securities quoted market prices were adjusted based on third-party factors derived from model-based valuation techniques for which the significant assumptions were observable in the market.

The following table is a reconciliation of assets of consolidated sponsored investment products for Level 3 investments for which significant unobservable inputs were used to determine fair value.

	Nine Months Ended September 30,
($ in thousands)	2016	2015
Level 3 Debt securities (a)
Balance at beginning of period	$1,397	$1,065
Realized losses, net	(356)	—
Purchases	163	135
Paydowns	(5)	(14)
Sales	(1,461)	(13)
Transferred to Level 2	—	(126)
Transfers from Level 2	58	—
Change in unrealized gain, net	350	(121)
Balance at end of period	$146	$926

(a)
None of the securities reflected in the table were internally fair valued at September 30, 2016 or September 30, 2015. The investments that are categorized as Level 3 were valued utilizing third party pricing information without adjustment. Such valuations are based on unobservable inputs.

Derivatives

The Company has certain consolidated sponsored investment products which include derivative instruments as part of their investment strategies. These derivatives may include futures contracts, options contracts and forward contracts. Derivative instruments in an asset position are classified as other assets of consolidated sponsored investment products in the Condensed Consolidated Balance Sheets. Derivative instruments in a liability position are classified as liabilities of consolidated sponsored investment products within the Condensed Consolidated Balance Sheets. The change in fair value of such derivatives is recorded in realized and unrealized gain (loss) on investments of consolidated sponsored investment products, net, in the Condensed Consolidated Statements of Operations. In connection with entering into these derivative contracts, these funds may be required to pledge to the broker an amount of cash equal to the “initial margin” requirements that varies based on the type of derivative. The cash pledged or on deposit is recorded in the Condensed Consolidated Balance Sheets of the Company as cash pledged or on deposit of consolidated sponsored investment products. The fair value of such derivatives at September 30, 2016 and 2015 was immaterial.

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

Consolidated Investment Product

Overview

The Company's consolidated investment product is a collateralized loan obligation ("CLO") in which the Company has a beneficial interest. The term CLO generally refers to a special purpose vehicle that owns a portfolio of investments and issues various tranches of debt and subordinated note securities to finance the purchase of those investments. The investment activities of a CLO are governed by investment guidelines, generally contained within a CLO’s “indenture” and other governing documents which limit, among other things, the CLO’s exposure to any single industry or obligor and provide that the CLO’s assets satisfy certain ratings requirements. Most CLOs have a defined investment period during which they are allowed to make investments and reinvest capital as it becomes available. The CLOs are considered variable interest entities (VIE). The assets of each of the CLOs, including cash and cash equivalents, are held solely as collateral to satisfy the obligations of the CLOs. The Company does not own and has no right to the benefits from, nor does it bear the risks associated with, the assets held by the CLOs, beyond its direct investments in, and investment advisory fees generated from, the CLOs. If the Company were to liquidate, the assets of the CLOs would not be available to its general creditors, and as a result, the Company does not consider these assets available for the benefit of its investors. Additionally, the investors in the CLOs have no recourse to the Company’s general assets for the debt issued by the CLOs. Therefore, this debt is not the Company’s obligation. The Company consolidates entities when it is determined to be the primary beneficiary under current VIE accounting guidance.

On June 9, 2016, the Company issued a CLO with a par value of $356.3 million consisting of six classes of senior secured floating rate notes payable with a par value of $320.0 million and subordinated notes with a par value of $36.3 million. Upon the launch of the CLO, the warehouse debt of $152.6 million was repaid and the Company redeemed its preference shares while simultaneously making a $36.3 million investment in the CLO's subordinated notes.

The CLO is a VIE and the Company consolidates the CLO's assets and liabilities as a consolidated investment product within its financial statements as it is the primary beneficiary of the VIE. The Company has determined that it is the primary beneficiary of the VIE as it has the power to direct the activities that most significantly impact the economic performance of the entity and has the obligation to absorb losses, or the rights to receive benefits from, the VIE that could potentially be significant to the VIE.

As discussed in Note 2, the Company adopted ASU 2014-13 effective January 1, 2016. This guidance requires reporting entities to use the more observable of the fair value of the financial assets or the financial liabilities to measure the financial assets and the financial liabilities of a CFE when a CFE is initially consolidated. The Company has elected the measurement alternative for its consolidated investment product and has determined that the fair value of the financial assets of the CFE is more observable than the fair value of the financial liabilities of the CFE. The Company's earnings from the consolidated investment product will reflect changes in value of the Company's beneficial interest in the consolidated investment product. The fair value of the Company’s beneficial interest, which is eliminated in consolidation, is determined primarily based on an income approach. The income approach is driven by current information such as market yields and projected cash flows expected to be received from the portfolio of collateral assets based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the interest. The Company utilizes unadjusted third party pricing information in determining the fair value of its beneficial interest.

The following table presents the balances of the consolidated investment product that, after intercompany eliminations, were reflected in the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015:

	As of
	September 30, 2016	December 31, 2015
($ in thousands)
Total cash equivalents	$12,703	$8,297
Total investments	360,210	199,485
Other assets	4,628	1,467
Debt	—	(152,597)
Notes payable	(323,852)	—
Securities purchased payable and other liabilities	(25,704)	(18,487)
The Company’s net interests in the consolidated investment product	$27,985	$38,165

Total Investments of Consolidated Investment Product

Total investments represent bank loan investments of $360.2 million at September 30, 2016, which comprise the majority of the CLO portfolio asset collateral, are senior secured corporate loans from a variety of industries. Bank loan investments mature at various dates between 2017 and 2024, pay interest at LIBOR plus a spread of up to 7.5% and typically range in S&P credit rating categories from BBB- to CCC-. At September 30, 2016, the fair value of the senior bank loans exceeded the unpaid principal balance by approximately $0.1 million. No collateral assets were in default as of September 30, 2016.

Notes Payable of Consolidated Investment Product

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

The Company’s beneficial interests and maximum exposure to loss related to the consolidated investment product is limited to (i) ownership in the subordinated notes and related participations in management fees of the CLOs and (ii) accrued management fees. The secured notes of the CLO have contractual recourse only to the related assets of the CLO and are classified as financial liabilities. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative, as adopted on January 1, 2016, prescribed by ASU 2014-13, results in the net amount of the consolidated investment product shown above to be equivalent to the beneficial interests retained by the Company at September 30, 2016 as shown in the table below:

As of
Beneficial Interests	September 30, 2016
($ in thousands)
Subordinated notes	$27,443
Accrued investment management fees	542
Total Beneficial Interests	$27,985

The following table represents revenue and expenses of the consolidated investment product included in the Company’s Consolidated Statements of Operations for the periods indicated:

	Three Months Ended September 30,	Nine Months Ended September 30,
($ in thousands)	2016	2016
Income:
Realized and unrealized gain, net	$144	$2,960
Interest Income	4,047	8,835
Total Revenue	$4,191	$11,795

Expenses:
Other operating expenses	24	3,921
Interest expense	3,788	10,188
Total Expense	$3,812	$14,109

Net Income (loss) attributable to consolidated investment product	$379	$(2,314)

As summarized in the table below, the application of the measurement alternative as prescribed by ASU 2014-13 results in the consolidated net income summarized above to be equivalent to the Company’s own economic interests in the consolidated investment product which are eliminated upon consolidation:

Economic Interests	Three Months Ended September 30,	Nine Months Ended September 30,
($ in thousands)	2016	2016
Distributions received and unrealized losses on the subordinated notes held by the Company	$(58)	$(2,857)
Investment management fees	437	543
Total Economic Interests	$379	$(2,314)

Fair Value Measurements of Consolidated Investment Product

The assets and liabilities of the consolidated investment product measured at fair value on a recurring basis by fair value hierarchy level were as follows:

As of September 30, 2016:

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$12,703	$—	$—	$12,703
Bank loans	—	360,210	—	360,210
Total Assets Measured at Fair Value	$12,703	$360,210	$—	$372,913
Liabilities
Notes payable	$—	$323,852	$—	$323,852
Total Liabilities Measured at Fair Value	$—	$323,852	$—	$323,852
As of December 31, 2015:

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$8,297	$—	$—	$8,297
Bank loans	—	199,485	—	199,485
Total Assets Measured at Fair Value	$8,297	$199,485	$—	$207,782

The following is a discussion of the valuation methodologies used for the assets and liabilities of the Company’s consolidated investment product measured at fair value:

Cash equivalents represent investments in money market funds. Cash investments in actively traded money market funds are valued using published net asset values and are classified as Level 1.

Bank loans represent the underlying debt securities held in the sponsored product which are consolidated by the Company. Bank loan investments include debt securities, which are generally at the average mid-point of bid and ask quotations obtained from a third-party pricing service. Fair value may also be based upon valuations obtained from independent third-party brokers or dealers utilizing matrix pricing models that consider information regarding securities with similar characteristics. In certain instances, fair value has been determined utilizing discounted cash flow analyses or single broker non-binding quotes. Depending on the nature of the inputs, these assets are classified as Level 1, 2 or 3 within the fair value measurement hierarchy.

Notes payable represent notes issued by the CLO and are measured using the measurement alternative in ASU 2014-13. Accordingly, the fair value of CLO liabilities was measured as the fair value of CLO assets less the sum of (a) the fair value of the beneficial interests held by the Company and (b) the carrying value of any beneficial interests that represent compensation for services.

The estimated fair value of debt at December 31, 2015, which had a variable interest rate, approximated its carrying value. The securities purchase payable at September 30, 2016 and December 31, 2015 approximated fair value due to the short-term nature of the instruments.

Nonconsolidated VIEs

The Company has interests in certain entities that are VIEs that the Company does not consolidate as it is not the primary beneficiary of those entities. The Company is not the primary beneficiary as its interest in the entities does not provide the Company with the power to direct the activities that most significantly impact the entities economic performance. At September 30, 2016, the carrying value and maximum risk of loss related to these VIEs was $8.1 million.

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

15. Subsequent Events

On October 27, 2016, the Company entered into and completed a Stock Purchase Agreement with Bank of Montreal Holdings Inc. (“BMO”) to purchase 1,727,746 shares of the Company’s common stock at a price of $93.50 per share for a total purchase price of $161.5 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “could,” “forecast,” “project,” “predict,” “would,” “potential,” “future,” “guarantee,” “likely,” or similar statements or variations of such terms.
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

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Annual Report on Form 10-K, as well as the following risks and uncertainties: (a) any reduction in our assets under management; (b) the withdrawal, renegotiation or termination of investment advisory agreements; (c) damage to our reputation; (d) failure to comply with investment guidelines or other contractual requirements; (e) the inability to attract and retain key personnel; (f) the competition we face in our business; (g) adverse regulatory and legal developments; (h) unfavorable changes in tax laws or limitations; (i) adverse developments, or changes in our relationships with, unaffiliated subadvisers; (j) changes in key distribution relationships; (k) interruptions in service or failure to provide service by third-party service providers; (l) volatility associated with our common stock; (m) civil litigation and government investigations or proceedings; (n) the risk of capital loss associated with our investments; (o) the inability to make quarterly distributions; (p) the lack of availability of required and necessary capital on satisfactory terms; (q) liabilities and losses not covered by insurance; (r) the inability to satisfy financial covenants under existing debt agreement; (s) strategic transactions and other risks and uncertainties described in our 2015 Annual Report on Form 10-K or in any of our filings with the Securities and Exchange Commission (“SEC”).
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

Financial Highlights

•	Net income (loss) per diluted share was $1.99 in the third quarter of 2016 compared to $(0.07) in the third quarter of 2015.

•
Total sales (inflows) were $3.1 billion in the third quarter of 2016 compared to $2.5 billion in the third quarter of 2015. Net flows were $0.5 billion in the third quarter of 2016 compared to $(1.6) billion in the third quarter of 2015.

•	Assets under management were $46.5 billion at September 30, 2016 compared to $47.9 billion at September 30, 2015.

Assets Under Management

At September 30, 2016, assets under management was $46.5 billion in total assets, representing a decrease of $1.4 billion, or 2.9% from September 30, 2015 and a decrease of $0.9 billion or 1.9% from December 31, 2015. The decrease in assets under management from December 31, 2015 was primarily due to net outflows of $4.3 billion partially offset by market appreciation of $3.8 billion. Approximately $3.1 billion, or 72%, of the $4.3 billion in net outflows during the nine months ended September 30, 2016 were from the Virtus Emerging Markets Opportunities fund ("Emerging Markets Opportunities Fund") which had an organizational change at the fund's subadvisor. The Emerging Markets Opportunities Fund had positive net flows of $0.1 billion for the three months ended September 30, 2016. At September 30, 2016, assets under management in the Emerging Markets Opportunities Fund were $7.6 billion.

Average assets under management, which generally correspond to our fee-earning asset levels, were $45.3 billion for the nine months ended September 30, 2016, a decrease of $7.5 billion, or 14.2%, from $52.8 billion for the nine months ended September 30, 2015. The decrease in average assets under management compared to September 30, 2015 was due to the same reasons discussed above regarding total assets under management.

Operating Results

In the third quarter of 2016, total revenues decreased 10.9% to $82.3 million from $92.4 million in the third quarter of 2015. This decrease was primarily the result of a 10.1% decrease in average assets under management. Operating income decreased by 28.5% from $23.1 million in the third quarter of 2015 to $16.5 million in the third quarter of 2016, primarily due to decreased revenues on lower levels of average assets under management partially offset by lower operating expenses. Results for the third quarter of 2016 include restructuring and severance expenses of $1.9 million.

Assets Under Management by Product

The following table summarizes our assets under management by product:

	As of September 30,		Change
	2016	2015	$	%
($ in millions)
Fund assets
Open-end funds (1)	$25,266.4	$29,716.4	$(4,450.0)	(15.0)%
Closed-end funds	6,887.3	6,349.8	537.5	8.5%
Exchange traded funds	460.6	306.9	153.7	50.1%
Total fund assets	32,614.3	36,373.1	(3,758.8)	(10.3)%
Separately managed accounts (2)	7,924.8	6,539.6	1,385.2	21.2%
Total retail assets	40,539.1	42,912.7	(2,373.6)	(5.5)%
Total institutional assets (2)	6,000.4	5,025.0	975.4	19.4%
Total Assets Under Management	$46,539.5	$47,937.7	$(1,398.2)	(2.9)%
Average Assets Under Management	$45,335.0	$52,843.7	$(7,508.7)	(14.2)%

(1)	Includes assets under management of open-end mutual funds, UCITS and variable insurance funds.

(2)	Includes assets under management related to option strategies and structured products.

Asset Flows by Product
The following table summarizes our asset flows by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Open-End Funds (1)
Beginning balance	$24,813.8	$33,345.3	$28,882.1	$37,514.2
Inflows	1,882.5	1,866.2	5,427.8	7,499.9
Outflows	(2,139.4)	(3,736.0)	(10,733.5)	(13,308.5)
Net flows	(256.9)	(1,869.8)	(5,305.7)	(5,808.6)
Market performance	736.5	(1,780.9)	1,919.9	(1,936.7)
Other (2)	(27.0)	21.8	(229.9)	(52.5)
Ending balance	$25,266.4	$29,716.4	$25,266.4	$29,716.4
Closed-End Funds
Beginning balance	$6,959.6	$6,901.0	$6,222.3	$7,581.4
Inflows	—	—	—	—
Outflows	—	—	(103.3)	—
Net flows	—	—	(103.3)	—
Market performance	(63.3)	(380.4)	839.7	(830.6)
Other (2)	(9.0)	(170.8)	(71.4)	(401.0)
Ending balance	$6,887.3	$6,349.8	$6,887.3	$6,349.8
Exchange Traded Funds
Beginning balance	$399.4	$132.6	$340.8	$—
Inflows	66.9	217.7	182.0	285.1
Outflows	(19.6)	(13.8)	(74.2)	(26.0)
Net flows	47.3	203.9	107.8	259.1
Market performance	19.4	(29.1)	23.2	(29.5)
Other (2)	(5.5)	(0.5)	(11.2)	77.3
Ending balance	$460.6	$306.9	$460.6	$306.9
Separately Managed Accounts (3)
Beginning balance	$7,407.2	$6,952.1	$6,784.4	$6,884.8
Inflows	516.1	263.8	1,359.5	959.1
Outflows	(182.0)	(334.5)	(860.9)	(1,032.0)
Net flows	334.1	(70.7)	498.6	(72.9)
Market performance	189.9	(353.2)	647.2	(241.3)
Other (2)	(6.4)	11.4	(5.4)	(31.0)
Ending balance	$7,924.8	$6,539.6	$7,924.8	$6,539.6
Institutional Accounts (3)(4)
Beginning balance	$5,589.7	$5,070.0	$5,155.7	$4,722.0
Inflows	612.5	199.5	1,339.9	781.7
Outflows	(252.4)	(110.3)	(834.5)	(344.8)
Net flows	360.1	89.2	505.4	436.9
Market performance	60.3	(109.9)	362.3	(74.2)
Other (2)	(9.7)	(24.3)	(23.0)	(59.7)
Ending balance	$6,000.4	$5,025.0	$6,000.4	$5,025.0
Total
Beginning balance	$45,169.7	$52,401.0	$47,385.3	$56,702.4
Inflows	3,078.0	2,547.2	8,309.2	9,525.8
Outflows	(2,593.4)	(4,194.6)	(12,606.4)	(14,711.3)
Net flows	484.6	(1,647.4)	(4,297.2)	(5,185.5)
Market performance	942.8	(2,653.5)	3,792.3	(3,112.3)
Other (2)	(57.6)	(162.4)	(340.9)	(466.9)
Ending balance	$46,539.5	$47,937.7	$46,539.5	$47,937.7

(1)	Includes assets under management of open-end mutual funds, UCITS and variable insurance funds.

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

The following table summarizes our assets under management by asset class:

	As of September 30,		Change		% of Total
	2016	2015	$	%	2016	2015
($ in millions)
Asset Class
Equity	$26,669.5	$28,231.0	$(1,561.5)	(5.5)%	57.3%	58.9%
Fixed income	15,756.8	15,580.6	176.2	1.1%	33.9%	32.5%
Alternatives (1)	3,691.6	3,681.7	9.9	0.3%	7.9%	7.7%
Other (2)	421.6	444.4	(22.8)	(5.1)%	0.9%	0.9%
Total	$46,539.5	$47,937.7	$(1,398.2)	(2.9)%	100.0%	100.0%

(1)	Consists of real estate securities, master-limited partnerships and other.

(2)	Consists of option strategies.

Average Assets Under Management and Average Basis Points
The following table summarizes the average assets under management and the average management fees earned in basis points:

	Three Months Ended September 30,
	Average Fees Earned (expressed in basis points)		Average Assets Under Management ($ in millions)
	2016	2015	2016	2015
Products
Open-End Funds (1)	50.1	47.3	$25,149.8	$31,627.1
Closed-End Funds	65.9	66.9	6,853.4	6,714.5
Exchange Traded Funds	32.4	21.9	426.0	269.9
Separately Managed Accounts (2)	53.2	54.5	7,413.7	6,930.9
Institutional Accounts (2)	41.5	34.2	5,687.6	5,082.4
All Products	51.8	49.4	$45,530.5	$50,624.8

	Nine Months Ended September 30,
	Average Fees Earned (expressed in basis points)		Average Assets Under Management ($ in millions)
	2016	2015	2016	2015
Products
Open-End Funds (1)	48.9	49.8	$25,994.5	$33,692.5
Closed-End Funds	65.6	67.8	6,555.2	7,030.4
Exchange Traded Funds	34.3	14.3	378.3	160.9
Separately Managed Accounts (2)	54.8	54.1	7,065.7	6,958.3
Institutional Accounts (2)	38.3	34.9	5,341.3	5,001.6
All Products	50.9	51.3	$45,335.0	$52,843.7

(1)	Includes assets under management of open-end mutual funds, UCITS and variable insurance funds.

(2)	Includes assets under management related to option strategies.

Average fees earned represent investment management fees net of fees paid to third-party service providers for investment management related services and less the impact of investment management fees earned from consolidated sponsored investment products divided by average net assets. Mutual fund and exchange traded fund fees are calculated based on average daily or weekly net assets. Separately managed account fees are calculated based on the end of the preceding or current quarter’s asset values or on an average of month-end balances. Institutional account fees are calculated based on an average of month-end balances or current quarter’s asset values or for our structured products, based on the par value of the collateral assets. Average fees earned will vary based on several factors, including the asset mix and reimbursements to funds.
The average fee rate earned for the three months ended September 30, 2016 increased by 2.4 basis points compared to the same period in the prior year primarily due to a 2.8 basis point increase in the open-end mutual fund fee rate primarily attributable to a negative $4.6 million variable incentive fee from one mutual fund in the third quarter of 2015 and a 7.3 basis point increase in the institutional account fee rate primarily due to incentive fees earned on a structured product during the three months ended September 30, 2016.
The average fee rate earned for the nine months ended September 30, 2016 decreased by 0.4 basis point compared to the same period in the prior year primarily due to a 0.9 basis point decrease in the open-end mutual fund fee rate. The decline in the open-end fund fee rate was primarily attributable to redemptions of higher fee-earning assets from September 30, 2015 to September 30, 2016. The average fee rate increase in institutional accounts for the nine months ended September 30, 2016 compared to the same periods in the prior year was primarily due to incentive fees earned on a structured product during the three months ended September 30, 2016. The structured product on which we earned an incentive fee was redeemed during the three month ended September 30, 2016.
Results of Operations
Summary Financial Data

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	2016 vs. 2015%		2016	2015	2016 vs. 2015%
($ in thousands)
Results of Operations
Investment management fees	$60,398	$64,891	$(4,493)	(6.9)%	$176,234	$204,254	$(28,020)	(13.7)%
Other revenue	21,926	27,484	(5,558)	(20.2)%	66,470	91,608	(25,138)	(27.4)%
Total revenues	82,324	92,375	(10,051)	(10.9)%	242,704	295,862	(53,158)	(18.0)%
Total operating expenses	65,786	69,253	(3,467)	(5.0)%	204,673	231,990	(27,317)	(11.8)%
Operating income	16,538	23,122	(6,584)	(28.5)%	38,031	63,872	(25,841)	(40.5)%
Other income (expense), net	4,891	(20,281)	25,172	124.1%	13,935	(19,363)	33,298	172.0%
Interest income, net	1,716	3,125	(1,409)	(45.1)%	5,392	8,885	(3,493)	(39.3)%
Income before income taxes	23,145	5,966	17,179	287.9%	57,358	53,394	3,964	7.4%
Income tax expense	6,869	9,669	(2,800)	(29.0)%	20,512	28,360	(7,848)	(27.7)%
Net income (loss)	16,276	(3,703)	19,979	539.5%	36,846	25,034	11,812	47.2%
Noncontrolling interests	(651)	3,054	(3,705)	(121.3)%	(770)	3,436	(4,206)	(122.4)%
Net income (loss) attributable to common stockholders	$15,625	$(649)	$16,274	2,507.6%	$36,076	$28,470	$7,606	26.7%

Revenues
Revenues by source are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	2016 vs. 2015%		2016	2015	2016 vs. 2015%
($ in thousands)
Investment management fees
Funds	$44,204	$50,935	$(6,731)	(13.2)%	$131,467	$162,913	$(31,446)	(19.3)%
Separately managed accounts	10,267	9,572	695	7.3%	29,470	28,275	1,195	4.2%
Institutional accounts	5,927	4,384	1,543	35.2%	15,297	13,066	2,231	17.1%
Total investment management fees	60,398	64,891	(4,493)	(6.9)%	176,234	204,254	(28,020)	(13.7)%
Distribution and service fees	12,116	15,587	(3,471)	(22.3)%	36,761	52,820	(16,059)	(30.4)%
Administration and transfer agent fees	9,588	11,614	(2,026)	(17.4)%	29,085	37,233	(8,148)	(21.9)%
Other income and fees	222	283	(61)	(21.6)%	624	1,555	(931)	(59.9)%
Total revenues	$82,324	$92,375	$(10,051)	(10.9)%	$242,704	$295,862	$(53,158)	(18.0)%
Investment Management Fees
Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payments. Investment management fees decreased by $4.5 million, or 6.9%, for the three months ended September 30, 2016 compared to the same period in the prior year primarily due to a $5.1 billion, or 10.1%, decrease in average assets under management. The decrease in average assets under management for the three months ended September 30, 2016 compared to the same period in the prior year was due primarily to net outflows in our open-end funds partially offset by market appreciation and positive net flows in institutional, separately managed accounts and ETFs.

Investment management fees decreased by $28.0 million, or 13.7%, for the nine months ended September 30, 2016 compared to the same period in the prior year due to a $7.5 billion, or 14.2%, decrease in average assets under management. The decrease in average assets under management for the nine months ended September 30, 2016 compared to the same period in the prior year was due primarily to net outflows in our open-end funds partially offset by market appreciation.

Distribution and Service Fees

Distribution and service fees, which are asset based fees earned from open-end funds for distribution services, decreased by $3.5 million or 22.3% and $16.1 million or 30.4% for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year due to lower average open-end assets under management in share classes that have distribution and service fees.

Administration and Transfer Agent Fees

Administration and transfer agent fees represent fees earned for fund administration and shareholder services from our open-end mutual funds and certain of our closed-end funds. Fund administration and transfer agent fees decreased by $2.0 million or 17.4% and $8.1 million or 21.9% for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year due to lower average assets under management for which the Company provides fund administration and shareholder services.

Other Income and Fees

Other income and fees primarily represent contingent sales charges earned from investor redemptions of certain shares sold without a front-end sales charge. Other income and fees decreased $0.1 million or 21.6% and $0.9 million or 59.9% for the three and nine months ended September 30, 2016 compared to the same period in the prior year primarily due to a decrease in contingent sales charges as a result of lower current year redemptions of open-end fund share classes subject to those charges.

Operating Expenses
Operating expenses by category were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	2016 vs. 2015%		2016	2015	2016 vs. 2015%
($ in thousands)
Operating expenses
Employment expenses	$33,142	$33,504	$(362)	(1.1)%	$102,184	$102,719	$(535)	(0.5)%
Distribution and other asset-based expenses	17,380	21,717	(4,337)	(20.0)%	52,913	69,900	(16,987)	(24.3)%
Other operating expenses	12,027	12,285	(258)	(2.1)%	41,056	54,298	(13,242)	(24.4)%
Restructuring and severance	1,879	—	1,879	100.0%	4,270	—	4,270	100.0%
Depreciation and amortization expense	1,358	1,747	(389)	(22.3)%	4,250	5,073	(823)	(16.2)%
Total operating expenses	$65,786	$69,253	$(3,467)	(5.0)%	$204,673	$231,990	$(27,317)	(11.8)%

Employment Expenses

Employment expenses primarily consist of fixed and variable compensation and related employee benefit costs. Employment expenses for the three and nine months ended September 30, 2016 were $33.1 million and $102.2 million, respectively, which represented a decrease of $0.4 million or 1.1% and $0.5 million or 0.5%, respectively, compared to the same periods in the prior year. The quarter decrease compared to prior year was due to lower fixed employment expenses as a result of a staff reduction in the second quarter of 2016. The year to date decrease from prior year was primarily due to a reduction in variable compensation, partially offset by higher fixed employment expenses primarily at our affiliates, including Virtus ETF Solutions, which was acquired in the second quarter of 2015.

Distribution and Other Asset-Based Expenses

Distribution and other asset-based expenses consist primarily of payments to third-party distribution partners for providing services to investors in our funds and payments to third-party service providers for investment management related services. These payments are primarily based on percentages of assets under management or revenues. These expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized on a straight line basis over the periods in which commissions are generally recovered from distribution fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares. Distribution and other asset-based expenses decreased by $4.3 million, or 20.0%, in the three months ended September 30, 2016 and $17.0 million, or 24.3%, in the nine months ended September 30, 2016 compared to the same periods in the prior year primarily due to lower average open-end fund assets under management and a lower percentage of assets under management in share classes where we pay distribution expenses.

Other Operating Expenses

Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and distribution related costs, rent and occupancy expenses, operating expenses of our consolidated sponsored investment products and other miscellaneous costs. Other operating expenses for the three months ended September 30, 2016 were relatively flat when compared to the same period in the prior year. Other operating expenses for the nine months ended September 30, 2016 decreased $13.2 million, or 24.4%, to $41.1 million as compared to $54.3 million for the same period in the prior year primarily due to a $16.5 million loss contingency recorded in the first half of 2015 related to a regulatory matter that was settled and paid in 2015. Other operating expenses of consolidated sponsored investment products and the consolidated investment product for the nine months ended September 30, 2016 increased by $3.5 million over the prior year primarily due to expenses associated with the issuance of our CLO.

Restructuring and Severance Expense

We incurred $1.9 million and $4.3 million primarily related to severance costs in the three and nine months ended September 30, 2016, respectively. The costs for the three months ended September 30, 2016 were severance costs associated with select staff reductions. For the nine months ended September 30, 2016, approximately $3.9 million was related to severance costs associated with staff reductions, primarily in business support areas and $0.4 million related to future lease obligations and leasehold improvements for vacated office space.

Depreciation and Amortization Expense

Depreciation and amortization expense consists primarily of the straight-line depreciation of furniture, equipment and leasehold improvements as well as the amortization of acquired investment advisory contracts, recorded as definite-lived intangible assets, both over their estimated useful lives. Depreciation and amortization expense decreased by $0.4 million and $0.8 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year primarily due to certain intangible assets becoming fully amortized.

Other (Expense) Income, net

Other (Expense) Income, net by category were as follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2016	2015	2016 vs. 2015%		2016	2015	2016 vs. 2015%
($ in thousands)
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	$961	$(2,082)	$3,043	146.2%	$3,584	$(1,194)	$4,778	400.2%
Realized and unrealized gain (loss) on investments of consolidated sponsored investment products, net	3,536	(17,619)	21,155	120.1%	6,928	(18,271)	25,199	137.9%
Realized and unrealized gain (loss) of consolidated investment product, net	144	(721)	865	600.7%	2,960	(721)	3,681	124.4%
Other income, net	250	141	109	77.3%	463	823	(360)	(43.7)%
Total Other Income (Expense), net	$4,891	$(20,281)	$25,172	124.1%	$13,935	$(19,363)	$33,298	(172.0)%

Realized and unrealized gain on investments, net

Realized and unrealized gain on investments, net increased during the three and nine months ended September 30, 2016 by $3.0 million and $4.8 million, or 146.2%, and 400.2%, respectively, compared to the same periods in the prior year. The increase in realized and unrealized gains on investments, net for the three months ended September 30, 2016 was primarily due to unrealized gains related to our marketable securities in emerging market strategies as compared to $2.1 million in unrealized losses for the three months ended September 30, 2015, which was primarily related to our marketable securities in emerging market and international strategies.

The increase in realized and unrealized gains on investments, net for the nine months ended September 30, 2016 was primarily due to a realized gain of approximately $2.9 million on the sale of one of our equity method investments, a minority interest in a subadviser, during the nine months ended September 30, 2016 as compared to $1.2 million in unrealized losses for the nine months ended September 30, 2015, which was primarily related to our marketable securities in emerging market and international strategies.

Realized and unrealized gain (loss) on investments of consolidated sponsored investment products, net

Realized and unrealized gains, net on investments of consolidated sponsored investment products were $3.5 million and $6.9 million during the three and nine months ended September 30, 2016, respectively, compared to realized and unrealized losses, net of consolidated sponsored investment products of $17.6 million and $18.3 million during the same periods in the prior year. The realized and unrealized gains, net for the three and nine months ended September 30, 2016 primarily consisted of unrealized gains related to emerging markets debt and target date retirement strategies. The realized and unrealized loss for the three and nine months ended September 30, 2015 was primarily attributable to unrealized losses on alternative and emerging markets debt strategies.

Realized and unrealized gain of consolidated investment product, net

Realized and unrealized gains, net of our consolidated investment product were $0.1 million and $3.0 million during the three and nine months ended September 30, 2016, respectively. The realized and unrealized gains, net of our consolidated investment product during the three months ended September 30, 2016, primarily consisted of $4.2 million in unrealized gains on the investments of the consolidated investment product partially offset by $4.1 million in changes on the note payable as a result of applying the measurement alternative of ASU 2014-13. The realized and unrealized gains, net of our consolidated investment products during the nine months ended September 30, 2016 primarily consisted of $6.1 million in unrealized gains on the investments and $3.1 million in changes on the note payable of the consolidated investment product as a result of applying the measurement alternative of ASU 2014-13.

Interest (Expense) Income , net

Interest (Expense) Income, net by category were as follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2016	2015	2016 vs. 2015%		2016	2015	2016 vs. 2015%
($ in thousands)
Interest Income (Expense)
Interest expense	$(128)	$(138)	$10	7.2%	$(389)	$(382)	$(7)	(1.8)%
Interest and dividend income	221	324	$(103)	(31.8)%	1,113	906	207	22.8%
Interest and dividend income of investments of consolidated sponsored investment products	1,364	2,898	$(1,534)	(52.9)%	6,021	8,320	(2,299)	(27.6)%
Interest income of consolidated investment product	4,047	42	$4,005	NM	8,835	42	8,793	NM
Interest expense of consolidated investment product	(3,788)	(1)	(3,787)	NM	(10,188)	(1)	(10,187)	NM
Total Interest Income, net	$1,716	$3,125	$(1,409)	(45.1)%	$5,392	$8,885	$(3,493)	(39.3)%

Interest and Dividend Income of Investments of Consolidated Sponsored Investment Products

Interest and dividend income of consolidated sponsored investment products decreased $1.5 million and $2.3 million or 52.9% and 27.6% for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. The decrease was primarily due to the liquidation of three alternative funds in May 2016.

Interest Expense and Interest Income of Consolidated Investment Product

Interest expense of consolidated investment product represents interest expense on the notes payable of the consolidated investment product. For the nine months ended September 30, 2016, interest expense included amortization of discount on notes payable of $3.7 million related to a CLO issuance. Interest Income of consolidated investment product consists primarily of interest income from the investments of the consolidated investment product.

Income Tax Expense

The provision for income taxes reflects U.S. federal, state and local taxes at an estimated effective tax rate of 35.8% and 53.1% for the nine months ended September 30, 2016 and 2015, respectively. The decrease in the estimated effective tax rate was primarily due to valuation allowance related market adjustments on our marketable securities.

Liquidity and Capital Resources
Certain Financial Data
The following table summarizes certain key financial data relating to our liquidity and capital resources:

	September 30, 2016	December 31, 2015	Change
			2016 vs. 2015%
($ in thousands)
Balance Sheet Data
Cash and cash equivalents	$165,421	$87,574	$77,847	88.9%
Investments	95,174	56,738	38,436	67.7%
Deferred taxes, net	44,623	54,143	(9,520)	(17.6)%
Dividends payable	4,117	4,233	(116)	(2.7)%
Total equity	469,799	509,457	(39,658)	(7.8)%

	Nine Months Ended September 30,		Change
	2016	2015	2016 vs. 2015%
($ in thousands)
Cash Flow Data:
Provided by (Used In):
Operating Activities	$(1,130)	$(56,951)	$55,821	(98.0)%
Investing Activities	4,609	(5,419)	10,028	(185.1)%
Financing Activities	78,410	(12,087)	90,497	(748.7)%

Overview

At September 30, 2016, we had $165.4 million of cash and cash equivalents and $81.5 million of investments in marketable securities compared to $87.6 million of cash and cash equivalents and $41.5 million of investments in marketable securities at December 31, 2015. Our credit facility (the "Credit Facility") allows the Company to borrow up to $150.0 million and expires in September 2021. At September 30, 2016, we had no outstanding borrowings under the Credit Facility.

Share Repurchases
As of September 30, 2016, 2.7 million shares of our common stock have been authorized to be repurchased under the share repurchase program approved by our Board of Directors, and 1.2 million shares remain available for repurchase. Under the terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

During the three and nine months ended September 30, 2016, we repurchased a total of 111,951 and 288,155 common shares, respectively, for approximately $10.0 million and $25.0 million, respectively, under the board authorized share repurchase program. Separately on June 8, 2016, we completed a $47.2 million "modified Dutch Auction" tender offer, accepting for purchase 556,516 shares representing 6.7% of our common stock outstanding. These shares repurchased under the tender offer were not part of our share repurchase program discussed above.

On October 27, 2016, the Company entered into and completed a Stock Purchase Agreement with Bank of Montreal Holdings Inc. (“BMO”) to purchase 1,727,746 shares of the Company’s common stock at a price of $93.50 per share for a total purchase price of $161.5 million. To effect this transaction, the Company used $131.5 million of cash and cash equivalents and borrowed $30.0 million on its Credit Facility. The purchase represented all of the shares held by BMO and reflected approximately 22.7% of the Company’s outstanding common stock at September 30, 2016.

In connection with the purchase, the Board of Directors authorized an additional 730,045 shares to cover the incremental shares purchased beyond the remaining 1,197,701 shares available for repurchase under the Company's previously approved share repurchase program. After the completion of this transaction there were 200,000 shares remaining for future share repurchases.
After giving effect to this transaction, the Company maintains adequate levels of financial flexibility with marketable securities of approximately $74.1 million and net interests in consolidated sponsored investment products of approximately $108.6 million, both of which are primarily invested in vehicles that provide for daily liquidity. In addition, the Company has $120.0 million of unused capacity on its Credit Facility.

Short-Term Capital Requirements

Our short-term capital requirements, which we consider to be those capital requirements due within one year, include payment of annual incentive compensation, income tax payments and other operating expenses, primarily consisting of investment research and technology costs, professional fees, distribution and occupancy costs. Incentive compensation, which is one of our largest annual operating cash expenditures, is paid in the first quarter of the year. In the first quarter of 2016 and 2015, we paid approximately $42.5 million and $45.9 million, respectively, in incentive compensation earned during the years ended December 31, 2015 and 2014, respectively. Short-term capital requirements may also be affected by employee tax withholding payments related to the net share settlement of equity awards. Our liquidity could also be impacted by certain contingencies, including any legal or regulatory settlements, described more fully in Note 13, Commitments and Contingencies, within our condensed consolidated financial statements.

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

For the nine months ended September 30, 2016, we paid cash dividends on our common stock in the amount of $1.35 per share, totaling $11.1 million. On August 17, 2016, our Board of Directors declared a quarterly cash dividend of $0.45 per common share to be paid on November 11, 2016 to shareholders of record at the close of business on October 31, 2016.

Capital and Reserve Requirements

We have two broker-dealer subsidiaries registered with the SEC which are subject to certain rules regarding minimum net capital, as defined by those rules. The broker-dealers are required to maintain a ratio of “aggregate indebtedness” to “net capital,” as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us including additional reporting requirements, a lower required ratio of aggregate indebtedness to net capital or interruption of our business. At both September 30, 2016 and December 31, 2015, the ratio of aggregate indebtedness to net capital of our broker-dealers was below the maximum allowed, and net capital was significantly greater than the required minimum.
Balance Sheet

Cash and cash equivalents consist of cash in banks and money market fund investments. Investments consist primarily of investments in our affiliated mutual funds. Consolidated sponsored investment products primarily represent investment products we sponsor and where we own a majority of the voting interest in the entity. As of September 30, 2016, we consolidated a total of 18 sponsored investment products. Our consolidated investment product represents our investment in a collateralized loan obligation ("CLO").
Operating Cash Flow

Net cash used in operating activities of $1.1 million for the nine months ended September 30, 2016 decreased by $55.8 million from net cash used in operating activities of $57.0 million in the same period in the prior year. The decrease in net cash used in operating activities was due primarily to increased sales of investments of consolidated sponsored investment products and increased realized and unrealized losses offset by increased purchases of investments of the consolidated investment product.

Investing Cash Flow

Net cash provided by investing activities consists primarily of capital expenditures and other investing activities related to our business operations. Net cash provided by investing activities of $4.6 million for the nine months ended September 30, 2016 increased by $10.0 million from net cash used in investing activities of $5.4 million in the same period for the prior year. The primary investing activities for the nine months ended September 30, 2016 were cash inflows of $8.6 million related to the sale of an equity method investment offset by outflows of $1.5 million due to capital expenditures and purchases of other investments of $2.5 million.

Financing Cash Flow

Cash flows used in financing activities consist primarily of return of capital through repurchases of common shares and dividends, withholding obligations for the net share settlement of employee share transactions and contributions to noncontrolling interests related to our consolidated sponsored investment products. Net cash provided by financing activities increased $90.5 million to $78.4 million for the nine months ended September 30, 2016 as compared to net cash used in financing activities of $12.1 million for the nine months ended September 30, 2015. The primary reason for the increase was due to cash inflows of $316.3 million related to the issuance of notes payable by the consolidated investment product partially offset by the repayment of debt of the consolidated investment product of $152.6 million and increased share repurchases of $27.2 million.
Debt
On September 30, 2016, the Company entered into a new senior unsecured revolving credit facility (“Credit Facility”) replacing the previous secured revolving credit facility. The Credit Facility has a five-year term and provides borrowing capacity of up to $150.0 million, with an increase provision conditioned on approval by the lending group to bring the total borrowing capacity to $200.0 million. In addition the Credit Facility has a $7.5 million sub-limit for the issuance of standby letters of credit. At September 30, 2016 and December 31, 2015, no amounts were outstanding under the Credit Facility. As of September 30, 2016, the Company had the capacity to draw on the full amount of the Credit Facility. The Credit Facility contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. We were in compliance with all debt covenants as of September 30, 2016.

On October 27, 2016, the Company borrowed $30.0 million on its Credit Facility. The debt outstanding bears an interest rate of LIBOR + 175 basis points and equates to a leverage ratio of 0.4x Adjusted EBITDA within the covenant requirement of 3.0x Adjusted EBITDA, as defined in the Credit Facility. After the borrowing, the Company has $120.0 million of unused capacity on its Credit Facility.

Contractual Obligations

Our contractual obligations are summarized in our 2015 Annual Report on Form 10-K. As of September 30, 2016, there have been no material changes outside of the ordinary course of business in our contractual obligations since December 31, 2015.
Critical Accounting Policies and Estimates
Our financial statements and the accompanying notes are prepared in accordance with generally accepted accounting principles generally accepted in the United States of America, which require the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our 2015 Annual Report on Form 10-K. There were no changes in our critical accounting policies in the nine months ended September 30, 2016.
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
We are also subject to market risk due to a decline in the market value of our investments, which consist of marketable securities, the Company’s net interests in consolidated sponsored investment products and the Company’s net interest in a consolidated investment product. The following table summarizes the impact of a 10% increase or decrease in the fair values of these financial instruments:

	September 30, 2016
$ in thousands	Fair Value	10% Change

Marketable Securities - Available for Sale (a)	$3,550	$355
Marketable Securities - Trading (b)	77,936	7,794
Company's net interests in Consolidated Sponsored Investment Products (c)	108,562	10,856
Company's net interest in Consolidated Investment Product (c)	27,443	2,744
Total Investments subject to Market Risk	$217,491	$21,749

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

Interest Rate Risk
Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. At September 30, 2016, we were exposed to interest rate risk as a result of approximately $174.7 million in investments in fixed and floating rate income funds/vehicles in which we have invested and which includes our net interests in consolidated sponsored investment products and our consolidated investment product. We considered a hypothetical 100 basis point change in interest rates and determined that the fair value of our fixed income investments would change by an estimated $5.5 million.
At September 30, 2016, we had no amounts outstanding under our Credit Facility. Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at our option, either LIBOR for interest periods of one, two, three or six months or an alternate base rate (as defined in the Credit Facility agreement), plus, in each case, an applicable margin, that ranges from 0.75% to 2.25%.
     At September 30, 2016, we had $323.9 million outstanding of notes payable of our consolidated investment product. The notes bear interest at an annual rate equal to average LIBOR rate for interest periods of three months and six months plus, in each case, an applicable margin, that ranges from 1.00% to 8.75%.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q.

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

Mark Youngers v. Virtus Investment Partners, Inc. et al

On May 8, 2015, a putative class action complaint alleging violations of certain provisions of the federal securities laws was filed in the United States District Court for the Central District of California (the "District Court") by an individual who alleges he is a former shareholder of one of the Virtus mutual funds formerly subadvised by F-Squared and formerly known as the AlphaSector Funds. The complaint alleges claims against the Company, certain of the Company’s officers and affiliates, and certain other parties (the “defendants”). The complaint was purportedly filed on behalf of purchasers of the AlphaSector Funds between May 8, 2010 and December 22, 2014, inclusive (the “Class Period”). The complaint alleges that, during the Class Period, the defendants disseminated materially false and misleading statements and concealed or omitted material facts necessary to make the statements made not misleading. On June 7, 2015, a group of three individuals, including the original plaintiff, filed a motion to be appointed lead plaintiff and on July 27, 2015, the District Court appointed movants as lead plaintiff. On October 1, 2015, the plaintiffs filed a First Amended Class Action Complaint which, among other things, added a derivative claim for breach of fiduciary duty on behalf of Virtus Opportunities Trust. On October 19, 2015, the District Court entered an order transferring the action to the Southern District of New York (the "Court"). On January 4, 2016, the Plaintiffs filed a Second Amended Complaint. A motion to dismiss was filed on behalf of the Company and affiliated defendants on February 1, 2016. On July 1, 2016, the Court entered an opinion and order granting in part, and denying in part, the motion to dismiss. The Court dismissed four causes of action entirely and a fifth cause of action with respect to a portion of the Class Period. The Court also dismissed all claims against ten defendants named in the Complaint. The Court held that the Plaintiffs may pursue certain securities claims under Sections 10(b) and 20(a) of the Exchange Act and Section 12 of the

Securities Act of 1933. The remaining defendants filed an Answer to the Second Amended Complaint on August 5, 2016. A Stipulation of Voluntary Dismissal of the claim under Section 12 of the Securities Act was filed on September 15, 2016. The defendants filed a motion to certify an interlocutory appeal of the July 1, 2016 order to the Court of Appeals for the Second Circuit on August 26, 2016. Oral argument on the motion was held on October 7, 2016. The Company believes that the suit has no basis in law or fact and intends to defend it vigorously. The Company believes that there is not a material loss that is probable and reasonably estimable related to this claim.

Item 1A.    Risk Factors

The reader should carefully consider, in connection with the other information in this report, the Company’s risk factors previously reported in our 2015 Annual Report on Form 10-K. We are updating those risk factors to include the following additional risks associated with compliance related to our credit facility.
We are subject to financial covenants under our existing credit facility and failure to satisfy those covenants could result in any outstanding indebtedness becoming immediately due.
Under the Company’s senior unsecured revolving credit facility (the “Credit Facility”), the Company must maintain certain financial covenants. A summary of the Credit Facility terms and financial covenants is included in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There can be no assurance that at all times in the future we will satisfy all such financial covenants or obtain any required waiver or amendment, in which event all outstanding indebtedness could become immediately due. This could result in a substantial reduction in the liquidity of the Company and could challenge our ability to meet future cash needs of the business.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
During the first nine months of 2016, we repurchased a total of 288,155 shares of our common stock pursuant to a repurchase program implemented by our Board of Directors in 2010. As of September 30, 2016, 2.7 million shares of our common stock have been authorized to be repurchased under the program, and 1,197,701 shares remain available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases and/or privately negotiated transactions, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.
On June 8, 2016 the Company completed a modified "Dutch Auction" tender offer to repurchase up to $75.0 million of its common stock. The repurchase of these shares was outside of the repurchase plan outlined above and the shares repurchased were retired. The Company paid $47.2 million, including transaction costs, to repurchase 556,516 shares at a tender price of $82.50 per share.
The following table sets forth information regarding our share repurchases in each month during the quarter ended September 30, 2016:

Month	Total number of shares repurchased	Average price paid per share (1)	Total number of shares repurchased as part of publicly announced plans or programs	Maximum number of shares that may yet be repurchased under the plans or programs (2) (3)
July 1-31, 2016	—	$—	—	1,309,652
August 1-31, 2016	82,311	$89.10	82,311	1,227,341
September 1-30, 2016	29,640	$90.05	29,640	1,197,701
Total	111,951		111,951

(1)	Average price paid per share is calculated on a settlement basis and excludes commissions.

(2)	Pursuant to a program announced in the fourth quarter of 2010 and most recently expanded in October 2015. This repurchase program is not subject to an expiration date.

(3)
On October 27, 2016, the Company entered into and completed a Stock Purchase Agreement with Bank of Montreal Holdings Inc. (“BMO”) to purchase 1,727,746 shares of the Company’s common stock at a price of $93.50 per share for a total purchase price of $161.5 million. In connection with the purchase, the Board of Directors authorized an additional 730,045 shares to cover the incremental shares purchased beyond the remaining 1,197,701 shares available for repurchase under the Company's current share repurchase program. After the completion of this transaction there were 200,000 shares remaining for future share repurchases.

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

10.1
Credit Agreement dated as of September 30, 2016 among the Registrant as Borrower, the Lenders Party Thereto, PNC Bank, National Association as Syndication Agent and The Bank of New York Mellon as Administrative Agent, as Swingline Lender and as Issuing Bank (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K, filed on October 5, 2016)

10.2
Guarantee Agreement among the Registrant, each of the Subsidiary Guarantors Party Thereto and The Bank of New York Mellon, as Administrative Agent dated as of September 30, 2016 (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K, filed on October 5, 2016)

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following information formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2016 and 2015, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2016 and 2015 and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 7, 2016

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)