Form 10-K
period 2016-12-31
VIRTUS INVESTMENT PARTNERS, INC.
filed 2017-02-27
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Registrant’s telephone number, including area code:
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold (based on the closing share price as quoted on the NASDAQ Global Market) as of the last business day of the registrant’s most recently completed second fiscal quarter was $409,657,058. For purposes of this calculation, shares of common stock held or controlled by executive officers and directors of the registrant have been treated as shares held by affiliates.
There were 6,819,003 shares of the registrant’s common stock outstanding on February 9, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement which will be filed with the SEC in connection with the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Virtus Investment Partners, Inc.
Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2016

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
We provide our products in a number of forms and through multiple distribution channels. Our retail products include open-end mutual funds, closed-end funds, exchange traded funds ("ETFs"), variable insurance funds, Undertakings for Collective Investments in Transferable Securities ("UCITS") and separately managed accounts. Our open-end mutual funds and exchange traded funds are marketed through financial intermediaries. Our closed-end funds trade on the New York Stock Exchange, and our exchange traded funds are traded on either the New York Stock Exchange or NASDAQ. Our variable insurance funds are available as investment options in variable annuities and life insurance products distributed by life insurance companies. Separately managed accounts are comprised of intermediary programs, sponsored and distributed by unaffiliated brokerage firms and private client accounts which are offered to the high net-worth clients of one of our affiliated managers. We also manage institutional accounts for corporations, multi-employer retirement funds, public employee retirement systems, foundations, endowments and as a subadviser to unaffiliated mutual funds. Our earnings are primarily driven by asset-based fees charged for services relating to these products including investment management, fund administration, distribution and shareholder services. These fees are based on a percentage of assets under management (“AUM”) and are calculated using daily or weekly average assets, quarter-end assets or average month-end assets.

Our Investment Managers

Our investment management services are provided by investment managers who are registered investment advisers under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). The investment managers are responsible for portfolio management activities for our retail and institutional products operating under advisory or subadvisory agreements. We provide our affiliated managers with distribution, operational and administrative support, thereby allowing each affiliated manager to focus primarily on investment management. We also engage select unaffiliated subadvisers for certain of our open-end mutual funds and exchange traded funds. At December 31, 2016, $8.8 billion or 19.3% of our assets under management were managed by unaffiliated subadvisers. We monitor the quality of our managers’ services by assessing their performance, style, consistency and the discipline with which they apply their investment process.

On December 16, 2016, we entered into an agreement to acquire RidgeWorth Investments (the "RidgeWorth Acquisition"), a multi-boutique asset management firm with $40.2 billion (as of December 31, 2016) in assets managed by affiliated investment managers and unaffiliated subadvisers. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the agreement to acquire RidgeWorth Investments.

Our affiliated investment managers and their respective assets under management, styles and strategies are as follows:

Affiliated Managers
	Duff & Phelps Investment Management	Newfleet Asset Management	Kayne Anderson Rudnick Investment Management	Rampart Investment Management
Assets Under Management at December 31, 2016 ($ in billions)	$10.2	$11.6	$12.7	$3.2 (1)
Location	Chicago, IL	Hartford, CT	Los Angeles, CA	Boston, MA

Core Strategy	Income oriented equities	Multi-sector fixed income	Quality focused equities	Quantitative strategies

Products

Open-End Funds	✓	✓	✓	✓

Closed-End Funds	✓	✓	✓

Exchange traded funds		✓

Variable Insurance Funds	✓	✓	✓

UCITs		✓	✓

Separately Managed Accounts	✓		✓	✓

Institutional	✓	✓	✓	✓

(1)    Includes $1.2 billion (notional) of option overlay strategies and $1.3 billion of assets from the Virtus Trend Funds, which Rampart investment professionals implement on behalf of other Virtus affiliates in their capacity as officers of those affiliates. A portion of the $1.2 billion (notional) of option overlay strategies is also reflected in the assets under management of other affiliates.

Our Investment Products
Our assets under management are comprised of open-end funds, closed-end funds, exchange traded funds, separately managed accounts (intermediary sponsored and private client) and institutional accounts (traditional institutional mandates and structured products).
Assets Under Management by Product as of December 31, 2016
($ in billions)

Retail Products
Mutual fund assets
Open-end funds	$23.4
Closed-end funds	6.8
Exchange traded funds	0.6
Total fund assets	30.8
Separately managed accounts	8.5
Total retail assets	39.3
Total institutional assets	6.1
Total Assets Under Management	$45.4

Open-End Funds

As of December 31, 2016, we managed 67 open-end funds, comprised of U.S. domiciled open-end mutual funds ("open-end mutual funds") variable insurance funds and UCITS, with total assets of $23.4 billion. Our open-end mutual funds are offered in a variety of asset classes (equity, fixed income and alternative investments), in all market capitalizations (large, mid and small), in different styles (growth, blend and value) and with various investment approaches (fundamental, quantitative and thematic). Our variable insurance funds are available as investment options in variable annuities and life insurance products distributed by life insurance companies. Our Ireland domiciled UCITS, which we refer to as the Global Funds, are offered in select investment strategies to non-US investors. At December 31, 2016, assets under management in these funds were $48.9 million.

Our open-end funds as of December 31, 2016 are as follows:

Fund Type/Name	Inception	Assets	Advisory Fee (1)
Open-End Funds		($ in millions)	(%)
Alternatives
Virtus Real Estate Securities Fund	1995	$1,086.8	0.75-0.65
Virtus Global Real Estate Securities Fund	2009	179.8	0.85-0.75
Virtus Multi-Strategy Target Return Fund	2015	131.7	1.30-1.25
Virtus Global Infrastructure Fund	2004	107.4	0.65-0.55
Virtus Herzfeld Fund	2012	54.8	1.0-0.95
Virtus International Real Estate Securities Fund	2007	30.0	1.0-0.90
Virtus Select MLP and Energy Fund	2015	5.6	1.00
Virtus Essential Resources Fund	2015	4.8	1.10
Virtus Alternatives Diversifier Fund (2)	2005	—	—
Asset Allocation
Virtus Strategic Allocation Fund	1975	454.1	0.55-0.45
Virtus Tactical Allocation Fund	1940	137.6	0.70-0.60
Virtus Multi-Asset Trend Fund	2011	115.6	1.00-0.90
Virtus DFA 2035 Target Date Retirement Income Fund	2016	1.4	0.30
Virtus DFA 2020 Target Date Retirement Income Fund	2016	1.3	0.30
Virtus DFA 2025 Target Date Retirement Income Fund	2016	1.3	0.30
Virtus DFA 2030 Target Date Retirement Income Fund	2016	1.3	0.30
Virtus DFA 2060 Target Date Retirement Income Fund	2016	1.2	0.30
Virtus DFA 2040 Target Date Retirement Income Fund	2016	1.2	0.30
Virtus DFA 2045 Target Date Retirement Income Fund	2016	1.2	0.30
Virtus DFA 2015 Target Date Retirement Income Fund	2016	1.2	0.30
Virtus DFA 2055 Target Date Retirement Income Fund	2016	1.2	0.30
Virtus DFA 2050 Target Date Retirement Income Fund	2016	1.2	0.30
Equity
Virtus Equity Trend Fund	2010	749.6	1.00-0.95
Virtus Small-Cap Sustainable Growth Fund	2006	527.3	0.90-0.80
Virtus Small-Cap Core Fund	2002	414.7	0.75
Virtus Strategic Growth Fund	1995	396.7	0.70-0.60
Virtus Sector Trend Fund	2003	356.2	0.45-0.40
Virtus Quality Small-Cap Fund	2006	324.1	0.70
Virtus Contrarian Value Fund	1997	201.5	0.75-0.70
Virtus Enhanced Core Equity Fund	1997	167.7	0.75-0.65
Virtus Mid-Cap Growth Fund	1975	82.6	0.80-0.70
Virtus Wealth Masters Fund	2012	77.3	0.85-0.80
Virtus Mid-Cap Core Fund	2009	65.1	0.80-0.70
Virtus Quality Large-Cap Value Fund	2005	63.8	0.75-0.65
Virtus Low Volatility Equity Fund	2013	2.6	0.95-0.85
Fixed Income
Virtus Multi-Sector Short Term Bond Fund	1992	6,941.4	0.55-0.425
Virtus Senior Floating Rate Fund	2008	568.9	0.60-0.50
Virtus Low Duration Income Fund	1999	367.2	0.55-0.45
Virtus Multi-Sector Intermediate Bond Fund	1989	296.1	0.55-0.45
Virtus Tax-Exempt Bond Fund	2001	172.3	0.45
Virtus Credit Opportunities Fund (3)	2015	98.2	0.75
Virtus High Yield Fund	1980	72.4	0.65-0.55
Virtus Bond Fund	1998	71.1	0.45-0.40
Virtus Emerging Markets Debt Fund	2012	31.5	0.75-0.70
Virtus Strategic Income Fund	2014	29.9	0.80-0.75
Virtus CA Tax-Exempt Bond Fund	1983	28.8	0.45-0.35

Fund Type/Name	Inception	Assets	Advisory Fee (1)
		($ in millions)	(%)
International/Global
Virtus Emerging Markets Opportunities Fund	1997	6,469.4	1.00-0.95
Virtus Foreign Opportunities Fund	1990	1,250.5	0.85-0.75
Virtus Global Opportunities Fund	1960	175.0	0.85-0.75
Virtus International Small-Cap Fund	2012	52.1	1.00-0.95
Virtus Emerging Markets Equity Income Fund	2012	26.1	1.05-1.00
Virtus Greater European Opportunities Fund	2009	18.3	0.85-0.80
Virtus Global Equity Trend Fund	2011	18.2	1.00-0.90
Virtus Emerging Markets Small-Cap Fund	2013	5.4	1.20-1.15
Virtus International Wealth Masters Fund	2014	5.2	0.90-0.85
Virtus International Equity Fund	2010	4.2	0.85-0.75
Variable Insurance Funds
Virtus Capital Growth Series	1982	$185.6	0.70-0.60
Virtus International Series	1990	178.0	0.75-0.65
Virtus Multi-Sector Fixed Income Series	1982	126.1	0.50-0.40
Virtus Enhanced Core Equity Series	1998	104.6	0.70-0.60
Virtus Small-Cap Value Series	2000	95.0	0.90-0.80
Virtus Strategic Allocation Series	1984	93.1	0.55-0.45
Virtus Real Estate Securities Series	1995	81.4	0.75-0.65
Virtus Small-Cap Growth Series	2002	63.4	0.85-0.80
Virtus Equity Trend Series	2011	4.6	1.00

Global Funds
Virtus GF Multi-Sector Short Duration Bond Fund	2013	44.8	1.75-0.55
Virtus GF US Small Cap Focus Fund	2014	4.1	2.15-0.80
		$23,432.8

(1)
Percentage of average daily net assets of each fund. The percentages listed represent the range of management advisory fees paid by the funds, from the highest to the lowest. A range indicates that the fund has breakpoints at which management advisory fees decrease as assets in the funds increase. Subadvisory fees on funds managed by unaffiliated subadvisers are not reflected in the percentages listed.

(2)	This fund contains investments in other Virtus open-end mutual funds. The related assets invested in other Virtus open-end mutual funds are reflected only in the balances of the respective funds.

(3)	Other Virtus open-end mutual funds invest in this fund, the assets invested by other Virtus open-end mutual funds are reflected in this fund and are excluded from the assets of those funds.

Closed-End Funds

We managed nine closed-end funds as of December 31, 2016, each of which is traded on the New York Stock Exchange, with aggregate assets of $6.8 billion. Closed-end funds do not continually offer to sell and redeem their shares; rather, daily liquidity is provided by the ability to trade the shares of these funds at prices that may be above or below the shares’ net asset value.

Our closed-end funds as of December 31, 2016 are as follows:

Fund Type/Name	Assets	Advisory Fee
	($ in billions)%
Balanced
DNP Select Income Fund Inc.	$3.7	0.60-0.50	(1)
Virtus Global & Dividend Income Fund Inc.	0.5	0.70	(2)
Virtus Total Return Fund	0.2	0.85	(2)
Equity
Duff & Phelps Global Utility Income Fund Inc.	0.9	1.00	(1)(3)
Zweig Fund Inc.	0.3	0.85	(2)
Alternatives
Duff & Phelps Select Energy MLP Fund	0.3	1.00	(2)
Fixed Income
Duff & Phelps Utility and Corporate Bond Trust Inc.	0.4	0.50	(1)
Virtus Global Multi-Sector Income Fund	0.3	0.95	(2)
DTF Tax-Free Income Inc.	0.2	0.50	(1)
Total Closed-End Funds	$6.8

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

Exchange Traded Funds

In April 2015, we acquired a majority ownership interest in Virtus ETF Solutions (“VES”), formerly known as ETF Issuer Solutions, that operates a platform for listing, operating and distributing exchange traded funds. We offer nine U.S.-domiciled exchange traded funds with total assets under management of $0.6 billion at December 31, 2016.

Our exchange traded funds as of December 31, 2016 are as follows:

Fund Name	Assets	Advisory Fee
	($ in millions)%
Virtus Newfleet Multi-Sector Unconstrained Bond ETF	$198.6	0.700	(1)
InfraCap MLP ETF	171.7	0.075	(1)
Virtus Newfleet Dynamic Credit ETF	77.7	0.550	(1)
Tuttle Tactical Management Core ETF	57.3	0.075	(1)
Bioshares Biotech Products ETF	31.1	0.075	(1)
Tuttle Tactical Management Multi-Strategy ETF	20.0	0.075	(1)
Bioshares Biotech Clinical Trials ETF	17.5	0.075	(1)
Reaves Utilities ETF	13.3	0.075	(1)
iSectors Post-MPT Growth ETF	9.6	0.125	(1)
	$596.8
(1)    Percentage of average daily net assets of each fund.

Separately Managed Accounts

Separately managed accounts are individually owned portfolios that include intermediary sponsored programs, whereby an intermediary assists individuals in hiring investment managers that have been approved by the broker-dealer to fulfill those objectives and private client accounts that are accounts of high net-worth individuals who are direct clients of an affiliated manager. Separately managed account assets totaled $8.5 billion at December 31, 2016.

Institutional Accounts

We offer a variety of equity and fixed income strategies to institutional clients, including corporations, multi-employer retirement funds, public employee retirement systems, foundations, endowments and as a subadviser to unaffiliated mutual funds. In addition, we act as collateral manager for structured finance products which consist of collateralized loan obligations ("CLOs") and collateralized debt obligations ("CDOs"). Our institutional assets under management totaled $6.1 billion as of December 31, 2016, which included $613.1 million of structured products.

Our Investment Management, Administration and Transfer Agent Services
Our investment management fees, administration fees and transfer agent fees earned in each of the last three years were as follows:

	Years Ended December 31,
	2016	2015	2014
($ in thousands)
Investment management fees:
Funds	$174,157	$209,994	$249,355
Separately managed accounts	40,155	37,296	35,152
Institutional accounts	20,918	17,575	16,156
Total investment management fees	235,230	264,865	300,663
Administration fees	26,997	33,981	39,374
Transfer agent fees	11,264	14,266	16,642
Total	$273,491	$313,112	$356,679

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
For separately managed accounts and institutional accounts, fees are negotiated and are based primarily on asset size, portfolio complexity and individual client requests. Fees for structured finance products, for which we act as the collateral manager, consist of both senior and subordinated management fees. Senior management fees are calculated at a contractual fee rate applied against the end of the preceding quarter par value of the total collateral being managed. Subordinated management fees, also calculated at a contractual rate against the end of the preceding quarter par value of the total collateral being managed, are recognized only after certain portfolio criteria are met. We may also earn incentive fees on certain of our CLOs which are typically 20% of the excess cash flows available to holders of the subordinated notes.

Administration Fees

We provide fund administration services to our open-end funds, exchange traded funds and certain of our closed-end funds. We earn fees based on each fund’s average daily or weekly net assets. Administrative services include record keeping, preparing and filing documents required to comply with federal and state securities laws, legal administration and compliance services, supervising the activities of the funds’ other service providers, providing assistance with fund shareholder meetings, tax services and treasury services as well as providing office space, equipment and personnel that may be necessary for managing and administering the business affairs of the funds.

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

Our separately managed accounts are distributed through financial intermediaries and directly by teams at our affiliated managers. Our institutional distribution strategy is an affiliate-centric model. Through relationships with consultants, we target key market segments, including foundations and endowments, corporate, public and private pension plans and subadvisory accounts.

Our Broker-Dealer Services

We have two subsidiaries that are broker-dealers registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are members of the Financial Industry Regulatory Authority (“FINRA”). They serve as principal underwriters and distributors of our open-end mutual funds and exchange traded funds. Our broker-dealers are subject to the SEC's net capital rule designed to enforce minimum standards regarding the general financial condition and liquidity of broker-dealers.
Open-end mutual fund shares and UCITS fund shares are distributed by VP Distributors, LLC ("VPD") under sales agreements with unaffiliated financial intermediaries. VPD also markets advisory services to sponsors of separately managed account programs. ETF Distributors, LLC (“ETFD”) serves as the principal underwriter and distributor of our exchange traded funds.

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
Our Employees
As of December 31, 2016, we had 406 full time equivalent employees. None of our employees are represented by a union.
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
Risks Relating to Our Business

We earn substantially all of our revenues based on assets under management, and any reduction in assets under management would reduce our revenues and profitability. Assets under management fluctuate based on many factors including market conditions, investment performance and client withdrawals.

The majority of our revenues are generated from asset-based fees from investment management products and services to individuals and institutions. Therefore, if the assets under management decline, our fee revenues would decline reducing profitability as some of our expenses are fixed. There are several reasons that assets under management could decline as discussed below:

•
The value of assets under management can decline due to price declines in specific securities, market segments or geographic areas where those assets are invested. Funds and portfolios that we manage related to certain geographic markets and industry sectors are particularly vulnerable to political, social and economic events in those markets and sectors. If these markets or industries decline or experience volatility, this could have a negative impact on our assets under management and our revenues. For example, certain non-U.S. markets, particularly emerging markets, are not as developed or as efficient as the U.S. financial markets and, as a result, may be less liquid, less regulated and significantly more volatile than the U.S. financial markets. Liquidity in such markets may be adversely impacted by factors including political or economic events, government policies, expropriation, volume trading limits by foreign investors and social or civil unrest. These factors may negatively impact the market value of an investment or our ability to dispose of it. In addition, an increase in the value of the U.S. dollar relative to non-U.S. currencies could result in a decrease in the U.S. dollar value of assets under management that are denominated in non-U.S. currencies.

•
The performance of our investment strategies is critical and any real or perceived negative absolute or relative performance could negatively impact the maintenance and growth of assets under management. Net flows related to our investment strategies can be affected by investment performance relative to other competing investment strategies or to established benchmarks. Our investment management strategies are rated, ranked or assessed by independent third-parties, distribution partners, and industry periodicals and services. These assessments often influence the investment decisions of our clients. If the performance or assessment of our investment strategies is seen as underperforming relative to peers, it could result in an increase in the withdrawal of assets by existing clients and the inability to attract additional investments from existing and new clients. In addition, certain of our investment strategies have capacity constraints, as there is a limit to the number of securities available for the strategy to operate effectively. In those instances, we may choose to limit access to new or existing investors. In addition, certain mutual funds employ the use of leverage as part of their investment strategies, which will increase or decrease the Company’s assets under management, and the risk associated with the investment, as the proceeds from the use of leverage are invested in accordance with the funds’ investment strategies.

•
General domestic and global economic and political conditions can influence assets under management. Changes in interest rates, the availability and cost of credit, inflation rates, economic uncertainty, changes in laws, trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts and security operations) and other conditions may impact the equity and credit markets which may influence our assets under management. Capital and credit markets can experience substantial volatility. Employment rates, continued economic weakness and budgetary challenges in the EuroZone, regional turmoil in the Middle East, concern over growth prospects in China and emerging markets, growing debt loads for certain countries and uncertainty about the consequences of governments eventually withdrawing monetary stimulus all indicate that economic and political conditions remain unpredictable. If the security markets decline or experience volatility, our assets under management and our revenues could be negatively impacted. In addition, diminishing investor confidence in the markets and/or adverse market conditions could result in a decrease in investor risk tolerance. Such a decrease could prompt investors to reduce their rate of investment or to fully withdraw from markets, which could lower our overall assets under management and have an adverse effect on our revenues, earnings and growth prospects.

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
Maintaining a strong reputation with the investment community and other constituencies is critical to our success. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate even if they are without merit or satisfactorily addressed. Our reputation may be impacted by many factors, including but not limited to: poor performance; litigation; conflicts of interests; regulatory inquiries, investigations or findings; operational failures (including cyber breaches); intentional or unintentional misrepresentation of our products or services; material weaknesses in our internal controls; or employee misconduct or rumors. Any damage to our reputation could impede our ability to attract and retain clients and key personnel, adversely impact relationships with third-party distributors and other business partners and lead to a reduction in the amount of our assets under management, any of which could adversely affect our results of operations and financial condition.

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

We are subject to financial covenants under our existing credit facility, and failure to satisfy those covenants could result in any outstanding indebtedness becoming immediately due.
Under the Company’s senior unsecured revolving credit facility (the “Credit Facility”), the Company must maintain certain financial covenants. A summary of the Credit Facility terms and financial covenants is included in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that at all times in the future we will satisfy all such financial covenants or obtain any required waiver or amendment, in which event all outstanding indebtedness could become immediately due. This could result in a substantial reduction in the liquidity of the Company and could challenge our ability to meet future cash needs of the business.

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

The highly competitive nature of the asset management industry may force us to reduce the fees we charge to clients, increase amounts paid or support for financial intermediaries, all of which could result in a reduction of our revenues and profitability.
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

Changes in tax laws and unanticipated tax obligations could have an adverse impact on our financial condition, results of operations and cash flow.
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

We and our third-party service providers rely on numerous technology systems, and a temporary business interruption, security breach or technology systems failures could negatively impact our business and profitability.
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
Many aspects of our business involve substantial risks of liability, and there have been substantial incidences of litigation and regulatory investigations in the financial services industry in recent years, including customer claims as well as class action suits seeking substantial damages. From time to time, we and/or our funds may be named as defendants or co-defendants in lawsuits or be involved in disputes that involve the threat of lawsuits seeking substantial damages. We and/or our funds are also involved from time to time in governmental and self-regulatory organization investigations and proceedings. For example, in fiscal 2015, two putative class action complaints were filed against us and certain of our officers and affiliates, alleging violation of certain provisions of federal securities laws. See Item 3. Legal Proceedings for further description of these class action complaints.

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

We have a significant portion of our assets invested in marketable securities which exposes us to earnings volatility, as the value of these investments fluctuate, as well as risk of capital loss.
We use capital to seed new investment strategies and make new investments to introduce new products or enhance distribution access. At December 31, 2016, the Company had $183.5 million of seed capital investments in a variety of asset classes including alternative, fixed income and equity strategies. We also had $25.7 million invested in our consolidated investment product ("CIP"). Many of these investments employ a long-term investment strategy and entail an optimal investment period spanning several years. Accordingly, during this investment period, the Company’s capital utilized in these investments may not be available for other corporate purposes at all or without significantly diminishing our investment return. We cannot provide assurance that these investments will perform as expected. Moreover, increases or decreases in the value of these investments will increase the volatility of our earnings, and a decline in the value of these investments would result in the loss of capital and have an adverse impact on our results of operations and financial condition.

Our intended quarterly distributions may not be paid as intended or at all.
The declaration, payment and determination of the amount of our quarterly dividend, may change at any time. In making decisions regarding our quarterly dividend, we consider general economic and business conditions, our strategic plans and prospects, our businesses and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions (including under the terms of the Mandatory Convertible Preferred Stock that we issued on February 1, 2016) and obligations, legal, tax, regulatory and other restrictions that may have implications on the payment of distributions by us to our common shareholders or by our subsidiaries to us, and such other factors as we may deem relevant. Our ability to pay common stock dividends in excess of our current quarterly dividend will be subject to restrictions under the terms of the indebtedness contemplated by the debt commitment letter. We cannot assure you that any distributions, whether quarterly or otherwise, will be paid.

We may need to raise additional capital in the future, and resources may not be available to us in sufficient amounts or on acceptable terms, which could have an adverse impact on our business.
Our ability to meet the future cash needs of the Company is dependent upon our ability to generate cash. Although the Company has been successful in generating sufficient cash in the past, it may not be in the future. As of December 31, 2016, we maintained $64.5 million in cash and cash equivalents and $183.5 million in seed capital investments with $30.0 million in debt outstanding excluding the debt of our consolidated investment product for which recourse to the Company is limited to our $25.7 million investment. See Footnote 18 of our consolidated financial statements for additional information on the debt of the consolidated investment product. Additionally on February 1, 2017, we issued 910,000 shares of common stock and 1,150,000 shares of 7.25% Mandatory Convertible Preferred Stock in a public offering for net proceeds of $207.1 million, after underwriting discounts, commissions and other offering expenses. Our ability to access capital markets efficiently depends on a number of factors, including the state of credit and equity markets, interest rates and credit spreads. We may need to raise capital to fund new business initiatives in the future, and financing may not be available to us in sufficient amounts, on acceptable terms, or at all. If we are unable to access sufficient capital on acceptable terms, our business could be adversely impacted.

Our common stock ranks junior to the Mandatory Convertible Preferred Stock with respect to dividends and amounts payable in the event of our liquidation and ranks junior to our indebtedness which may limit any payment or other distribution of assets to our common stock in the event we are liquidated
Our common stock ranks junior to the Mandatory Convertible Preferred Stock, with respect to the payment of dividends and amounts payable in the event of our liquidation, dissolution or winding-up. This means that, unless accumulated dividends have been paid or set aside for payment on all outstanding Mandatory Convertible Preferred Stock for all completed dividend periods, no dividends may be declared or paid on our common stock. Likewise, in the event of our voluntary or involuntary liquidation, dissolution or winding-up, no distribution of our assets may be made to holders of our common stock until we have paid to holders of the Mandatory Convertible Preferred Stock a liquidation preference equal to $100.00 per share plus accrued and unpaid dividends (whether or not declared).

Additionally, in the event of our liquidation, dissolution or winding up, our common stock would rank below all debt claims against us. As a result, holders of our common stock will not be entitled to receive any payment or other distribution of assets upon our liquidation, dissolution or winding up until after all of our obligations to our debt holders have been satisfied.

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
We regularly review, and from time to time have discussions with and engage in, potential strategic transactions, including potential acquisitions, consolidations, joint ventures or similar transactions, some of which may be material. On December 16, 2016, for example, we entered into an agreement (the “RidgeWorth Acquisition”) to acquire RidgeWorth Holdings, LLC (“RidgeWorth”). We cannot provide assurance that we will be successful in negotiating the required agreements or successfully close transactions after signing such agreements including the RidgeWorth Acquisition or any other future strategic transactions.

Any strategic transactions may also involve a number of other risks, including additional demands on our staff, unanticipated problems regarding integration of operating facilities, technologies and new employees and the existence of liabilities or contingencies not disclosed to, or otherwise unknown by, us prior to closing a transaction. In addition, any business we acquire may underperform relative to expectations or may lose customers or employees. As a result, the Company may not be able to realize all of the expected benefits from such transactions or may be required to spend additional time or money on integration. Additional risks related to the RidgeWorth Acquisition are further described below.

Risks Relating to the RidgeWorth Acquisition

The RidgeWorth Acquisition is subject to closing conditions, including certain conditions that may not be satisfied, and it may not be completed on a timely basis, or at all. Failure to complete the RidgeWorth Acquisition could have material and adverse effects on the Company.

On December 16, 2016, the Company entered into a merger agreement in connection with the RidgeWorth Acquisition. The completion of the RidgeWorth Acquisition is subject to a number of closing conditions, including the receipt of a specified level of required consents from RidgeWorth clients, which make both the completion and the timing of completion of the RidgeWorth Acquisition uncertain. Also, either RidgeWorth or the Company may terminate the merger agreement if the RidgeWorth Acquisition has not been completed by the July 16, 2017 termination date (subject to extension to September 16, 2017 under certain circumstances), unless the failure of the RidgeWorth Acquisition to be completed has resulted from the failure of the party seeking to terminate the merger agreement to perform its obligations. If the RidgeWorth Acquisition is not completed on a timely basis, or at all, the Company’s ongoing business may be adversely affected. Additionally, in the event the RidgeWorth Acquisition is not completed, the Company will be subject to a number of risks without realizing any of the benefits of having completed the RidgeWorth Acquisition, including the following:

•	the Company will be required to pay its costs relating to the RidgeWorth Acquisition, such as legal, accounting and financial advisory fees, whether or not the RidgeWorth Acquisition is completed;

•	time and resources committed by the Company’s management to matters relating to the RidgeWorth Acquisition could otherwise have been devoted to pursuing other beneficial opportunities; and

•
the market price of the Company’s securities could decline to the extent that the current market price reflects a market assumption that the RidgeWorth Acquisition will be completed, or to the extent that the RidgeWorth Acquisition is fundamental to the Company’s business strategy.

Uncertainty regarding the completion of the RidgeWorth Acquisition may cause their clients to withdraw assets under management or to decline to place additional assets under management, may cause their potential clients to delay or defer decisions concerning RidgeWorth and may adversely affect RidgeWorth’s ability to attract and retain key employees.
The RidgeWorth Acquisition will happen only if stated conditions are met, including, among others, the receipt of a baseline level of required consents from RidgeWorth clients. Many of the conditions are beyond the control of the Company. In addition, both RidgeWorth and the Company have rights to terminate the merger agreement under various circumstances. As a result, there may be uncertainty regarding the completion of the RidgeWorth Acquisition. This uncertainty, along with potential RidgeWorth client uncertainty regarding how the acquisition could affect the services offered by RidgeWorth, may cause their clients to withdraw assets under management or to decline to place additional assets under management, and may cause potential RidgeWorth clients to delay or defer decisions concerning entering into a relationship with RidgeWorth, which could negatively impact revenues and earnings of RidgeWorth. Similarly, uncertainty regarding the completion of the RidgeWorth Acquisition may foster uncertainty among their employees about their future roles. This may adversely affect the ability of RidgeWorth to attract and retain key management, portfolio management, sales, marketing, and trading personnel, which could have an adverse effect on their ability to generate revenues at anticipated levels prior or subsequent to the consummation of the RidgeWorth Acquisition.

Under the U.S. Investment Company Act of 1940, as amended, or the “1940 Act”, the investment advisory agreement between RidgeWorth mutual funds, an open-end management investment company registered under the 1940 Act, and RidgeWorth will terminate automatically in the event RidgeWorth undergoes a change of control as recognized under the 1940 Act and the Advisers Act, which the RidgeWorth Acquisition will constitute such a change of control. In connection with the RidgeWorth Acquisition, shareholders of RidgeWorth mutual funds will be requested to approve a reorganization of each series of RidgeWorth mutual funds into a corresponding series of Virtus Asset Trust. If shareholders of a RidgeWorth mutual fund do not approve the reorganization and the parties to the RidgeWorth Acquisition proceed to close on the RidgeWorth Acquisition, then the investment advisory agreement between such RidgeWorth mutual fund and RidgeWorth will terminate automatically and an interim advisory agreement with RidgeWorth will go into effect to permit additional time to solicit shareholder approval. In such an event, each RidgeWorth mutual fund’s board of trustees may take further action as it deems to be in the best interests of such RidgeWorth mutual fund. In addition, as required by the Advisers Act, each of the investment advisory agreements for the separate accounts and private funds that RidgeWorth manages may not be assigned, as defined in the Advisers Act, without the consent of the client. The withdrawal, renegotiation or termination of any investment advisory agreement relating to a material portion of assets under management would have an adverse impact on RidgeWorth’s results of operations and financial condition as well as any anticipated benefits from the RidgeWorth Acquisition.

We may not realize the benefits we expect from the RidgeWorth Acquisition because of integration difficulties and other challenges.
The success of the RidgeWorth Acquisition will depend in large part on the success of integrating the personnel, operations, strategies, technologies and other components of the two companies’ businesses following the completion of the acquisition. The Company may fail to realize some or all of the anticipated benefits of the RidgeWorth Acquisition if the integration process takes longer than expected or is more costly than expected. The failure of the Company to meet the challenges involved in successfully integrating the operations of RidgeWorth or to otherwise realize any of the anticipated benefits of the RidgeWorth Acquisition could impair the operations of the Company. In addition, the Company anticipates that the overall integration of RidgeWorth will be a time-consuming and expensive process that, without proper planning and effective and timely implementation, could significantly disrupt the Company’s business. Potential difficulties the combined business may encounter in the integration process include the following:

•	the integration of personnel, operations, strategies, technologies and support services;

•	the disruption of ongoing businesses and distraction of their respective personnel from ongoing business concerns;

•	the retention of the existing clients and the retention or transition of RidgeWorth vendors;

•	the retention of key intermediary distribution relationships;

•	the integration of corporate cultures and maintenance of employee morale;

•	the retention of key employees;

•	the creation of uniform standards, controls, procedures, policies and information systems;

•	the reduction of the costs associated with the combined company’s operations;

•	the consolidation and rationalization of information technology platforms and administrative infrastructures; and

•	potential unknown liabilities associated with the RidgeWorth Acquisition.

The anticipated benefits and synergies include the elimination of duplicative personnel, realization of efficiencies in consolidating duplicative corporate, business support functions and amortization of purchased intangibles for tax purposes. However, these anticipated benefits and synergies assume a successful integration and are based on projections, which are inherently uncertain, and other assumptions. Even if integration is successful, anticipated benefits and synergies may not be achieved.

The incurrence of indebtedness to fund the RidgeWorth Acquisition may impact our financial position and subject us to additional financial and operating restrictions.
In connection with the RidgeWorth Acquisition, we expect to incur a substantial amount of additional indebtedness, which may result in substantially higher borrowing costs and a shorter maturity date than those from other anticipated financing alternatives. Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. The combined company may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

The incurrence of indebtedness contemplated by the debt commitment letter will subject us to additional financial and operating covenants, which may limit our flexibility in responding to our business needs. If we are not able to maintain compliance with stated financial covenants or if we breach other covenants in any debt agreement, related to the new debt facility or otherwise, we could be in default under such agreement. Such a default could allow our creditors to accelerate the related indebtedness and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies.

Our overall leverage and terms of our financing could, among other things:

•	make it more difficult to satisfy our obligations under the terms of our indebtedness, including the new debt facility;

•	limit our ability to refinance our indebtedness on terms acceptable to us or at all;

•	limit our flexibility to plan for and adjust to changing business and market conditions and increase our vulnerability to general adverse economic and industry conditions;

•
require us to dedicate a substantial portion of our cash flows to make interest and principal payments on our debt, thereby limiting the availability of our cash flow to fund future acquisitions, working capital, business activities, and other general corporate requirements; and

•
limit our ability to obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity, particularly if any ratings assigned to our debt securities by rating organizations were revised downward.

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
Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K as well as the following risks and uncertainties: (a) any reduction in our assets under management; (b) the withdrawal, renegotiation or termination of investment advisory agreements; (c) damage to our reputation; (d) failure to comply with investment guidelines or other contractual requirements; (e) the inability to attract and retain key personnel; (f) challenges from the competition we face in our business; (g) adverse regulatory and legal developments; (h) unfavorable changes in tax laws or limitations; (i) adverse developments related to unaffiliated subadvisers; (j) negative implications of changes in key distribution relationships; (k) interruptions in or failure to provide service by third parties; (l) volatility associated with our common stock; (m) adverse civil litigation and government investigations or proceedings; (n) the risk of loss on our investments; (o) the inability to make quarterly distributions; (p) the lack of sufficient capital on satisfactory terms; (q) liabilities and losses not covered by insurance; (r) the inability to satisfy financial covenants; (s) the failure to complete the acquisition of RidgeWorth; (t) the inability to achieve expected acquisition-related financial benefits and synergies and other risks and uncertainties. Any occurrence of, or any material adverse change in, one or more risk factors or risks and uncertainties referred to in this Annual Report on Form 10-K or our other periodic reports filed with the SEC could materially and adversely affect our operations, financial results, cash flows, prospects and liquidity. You are urged to carefully consider all such factors.

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

In re Virtus Investment Partners, Inc. Securities Litigation; formerly Tom Cummins v. Virtus Investment Partners Inc.
et al

On February 20, 2015, a putative class action complaint alleging violations of certain provisions of the federal securities laws was filed by an individual shareholder against the Company and certain of the Company’s current officers (the “defendants”) in the United States District Court for the Southern District of New York (the "Court"). On April 21, 2015, three plaintiffs, including the original plaintiff, filed motions to be appointed lead plaintiffs and, on June 9, 2015, the Court appointed Arkansas Teachers Retirement System lead plaintiff. On August 21, 2015, the plaintiff filed a Consolidated Class Action Complaint (the “Consolidated Complaint”) amending the originally filed complaint, which was purportedly filed on behalf of all purchasers of the Company’s common stock between January 25, 2013 and May 11, 2015 (the “Class Period”). The Consolidated Complaint alleges that, during the Class Period, the defendants disseminated materially false and misleading statements and concealed material adverse facts relating to certain funds formerly subadvised by F-Squared Investments Inc. ("F-Squared"). The Consolidated Complaint alleges claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5. The plaintiff seeks to recover unspecified damages. A motion to dismiss the Consolidated Complaint was filed on behalf of the Company and the other defendants on October 21, 2015. On July 1, 2016, the Court entered an opinion and order granting in part, and denying in part, the motion to dismiss, narrowing Plaintiff's claims under Sections 10(b) and 20(a) of the Exchange Act and dismissing one of the defendants from the suit. The remaining defendants' Answer to the Consolidated Complaint was filed on August 5, 2016. The parties are briefing Plaintiff's motion for class certification, and oral argument on class certification will be held on March 3, 2017. The Company believes that the suit is without merit and intends to defend it vigorously. The Company believes that there is not a material loss that is probable and reasonably estimable related to this claim.

Mark Youngers v. Virtus Investment Partners, Inc. et al

On May 8, 2015, a putative class action complaint alleging violations of certain provisions of the federal securities laws was filed in the United States District Court for the Central District of California (the "District Court") by an individual who alleges he is a former shareholder of one of the Virtus mutual funds formerly subadvised by F-Squared and formerly known as the AlphaSector Funds. The complaint alleges claims against the Company, certain of the Company’s officers and affiliates, and certain other parties (the “defendants”). The complaint was purportedly filed on behalf of purchasers of the AlphaSector Funds between May 8, 2010 and December 22, 2014, inclusive (the “Class Period”). The complaint alleges that, during the Class Period, the defendants disseminated materially false and misleading statements and concealed or omitted material facts necessary to make the statements made not misleading. On June 7, 2015, a group of three individuals, including the original plaintiff, filed a motion to be appointed lead plaintiff, and on July 27, 2015, the District Court appointed movants as lead plaintiff. On October 1, 2015, the plaintiffs filed a First Amended Class Action Complaint which, among other things, added a derivative claim for breach of fiduciary duty on behalf of Virtus Opportunities Trust. On October 19, 2015, the District Court entered an order transferring the action to the Southern District of New York (the "Court"). On January 4, 2016, the Plaintiffs filed a Second Amended Complaint. A motion to dismiss was filed on behalf of the Company and affiliated defendants on February 1, 2016. On July 1, 2016, the Court entered an opinion and order granting in part, and denying in part, the motion to dismiss. The Court dismissed four causes of action entirely and a fifth cause of action with respect to a portion of the Class Period. The Court also dismissed all claims against ten defendants named in the Complaint. The Court held that the Plaintiffs may pursue certain securities claims under Sections 10(b) and 20(a) of the Exchange Act and Section 12 of the Securities Act of 1933. The remaining defendants filed an Answer to the Second Amended Complaint on August 5, 2016. A Stipulation of Voluntary Dismissal of the claim under Section 12 of the Securities Act was filed on September 15, 2016. The defendants filed a motion to certify an interlocutory appeal of the July 1, 2016 order to the Court of Appeals for the Second Circuit on August 26, 2016. The motion was denied on January 6, 2017. The parties are briefing Plaintiff's motion for class certification, and oral argument on class certification will be held on March 3, 2017. The Company believes that the suit has no basis in law or fact and intends to defend it vigorously. The Company believes that there is not a material loss that is probable and reasonably estimable related to this claim.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NASDAQ Global Market under the trading symbol “VRTS.” As of February 9, 2017, we had 6,819,003 shares of our common stock outstanding that were held by approximately 57,865 holders of record. The table below sets forth the quarterly high and low sales prices of our common stock on the NASDAQ Global Market, and the amount of dividends declared, for each quarter in the last two fiscal years.

	Year Ended			Year Ended
	December 31, 2016			December 31, 2015
Quarter Ended	High	Low	Dividends Declared	High	Low	Dividends Declared
First Quarter	$120.09	$73.33	$0.45	$171.00	$126.94	$0.45
Second Quarter	$83.57	$66.12	$0.45	$147.77	$113.47	$0.45
Third Quarter	$104.73	$69.78	$0.45	$134.78	$97.37	$0.45
Fourth Quarter	$128.10	$92.80	$0.45	$141.97	$94.52	$0.45
On February 15, 2017, our board of directors declared a quarterly cash dividend of $0.45 per common share to be paid on May 10, 2017 to shareholders of record at the close of business on April 28, 2017 and a $1.8125 dividend per share on our mandatory convertible preferred stock, to be paid on May 1, 2017 to shareholders of record at the close of business on April 15, 2017.
There have been no non-cash dividends on our common stock with respect to the periods presented. In making decisions regarding our quarterly dividend, we consider general economic and business conditions, our strategic plans and prospects, our businesses and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions (including under the terms of the mandatory convertible preferred stock that we issued on February 1, 2017) and obligations, legal, tax, regulatory and other restrictions that may have implications on the payment of distributions by us to our common shareholders or by our subsidiaries to us, and such other factors as we may deem relevant. We cannot assure you that any distributions, whether quarterly or otherwise, will be paid.
Our ability to pay dividends in excess of our current quarterly dividend will be subject to restrictions under the terms of the indebtedness contemplated by the debt commitment letter. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the mandatory convertible preferred stock that we issued February 1, 2017 and the debt commitment letter entered into in connection with our agreement to acquire RidgeWorth Investments.
Issuer Purchases of Equity Securities

As of December 31, 2016, 3,430,045 shares of our common stock have been authorized to be repurchased under a share repurchase program approved by our Board of Directors, and 200,000 shares remain available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

During the year ended December 31, 2016, we repurchased a total of 2,572,417 common shares for approximately $233.7 million, under board approved repurchases which included the repurchase of 1,727,746 shares from the Bank of Montreal Holdings Inc. ("BMO") on October 27, 2016 and the repurchase of 556,516 shares, representing 6.7% of our common stock outstanding, pursuant to a "modified Dutch Auction" tender offer.

The following table sets forth information regarding our share repurchases in each month during the quarter ended December 31, 2016:

Month	Total number of shares repurchased	Average price paid per share (1)	Total number of shares repurchased as part of publicly announced plans or programs	Maximum number of shares that may yet be repurchased under the plans or programs (2)
October 1—31, 2016	1,727,746	$93.50	1,727,746	200,000
November 1—30, 2016	—		—	200,000
December 1—31, 2016	—		—	200,000
Total	1,727,746		1,727,746

(1)	Average price paid per share is calculated on a settlement basis and excludes commissions.

(2)
The share repurchases above were completed pursuant to a program commenced on October 14, 2010 and most recently expanded on October 27, 2016. This repurchase program is not subject to an expiration date.

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

($ in thousands, except per share data)	Years Ended December 31,
	2016 (1)	2015 (1)	2014 (1)	2013 (2)	2012 (2)
Results of Operations
Revenues	$322,554	$381,977	$450,598	$389,215	$280,086
Operating expenses	271,740	301,599	319,878	275,711	219,641
Operating income	50,814	80,378	130,720	113,504	60,445
Income tax expense	21,044	36,972	39,349	44,778	27,030
Net income	48,763	30,671	96,965	77,130	37,773
Net income attributable to common stockholders	48,502	35,106	97,700	75,190	37,608
Earnings per share—basic	6.34	3.99	10.75	9.18	4.87
Earnings per share—diluted	6.20	3.92	10.51	8.92	4.66
Cash dividends declared per share	1.80	1.80	1.35	—	—
	As of December 31,
	2016 (1)	2015 (1)	2014 (2)	2013 (2)	2012 (2)
Balance Sheet Data
Cash and cash equivalents	$64,588	$87,574	$202,847	$271,014	$63,432
Investments	89,371	56,738	63,448	37,258	18,433
Investments of consolidated sponsored investment products	142,075	323,335	236,652	139,054	43,227
Investments of consolidated investment product	346,967	199,485	—	—	—
Goodwill and other intangible assets, net	45,215	47,588	47,043	49,893	53,971
Total assets	824,388	859,729	698,773	644,954	332,749
Accrued compensation and benefits	47,885	49,617	54,815	53,140	41,252
Debt	30,000	—	—	—	15,000
Debt of consolidated investment product	—	152,597	—	—	—
Notes payable of consolidated investment product	328,761	—	—	—	—
Total liabilities	465,449	276,408	112,350	109,900	85,115
Redeemable noncontrolling interests	37,266	73,864	23,071	42,186	3,163
Total equity	321,673	509,457	563,352	492,868	244,471
	As of December 31,
	2016	2015	2014	2013	2012
($ in millions)
Assets Under Management
Total assets under management	$45,366	$47,385	$56,702	$57,740	$45,537

(1)	Derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	Derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

We distribute our open-end funds and exchange traded funds principally through financial intermediaries. We have broad distribution access in the retail market, with distribution partners that include national and regional broker-dealers, independent broker-dealers and registered investment advisors, banks and insurance companies. In many of these firms, we have a number of products that are on firms’ preferred “recommended” lists and on fee-based advisory programs. Our sales efforts are supported by regional sales professionals, a national account relationship group and separate teams for exchange traded funds, our retirement and insurance products.

Our separately managed accounts are distributed through financial intermediaries and directly by teams at one of our affiliated managers. Our institutional distribution strategy is an affiliate-centric and coordinated model. Through relationships with consultants, our affiliates target key market segments, including foundations and endowments, corporate, public and private pension plans and unaffiliated subadvised mutual funds.

Market Developments

In 2016, the global equity markets increased in value as evidenced by the MSCI World Index ending the year at 1,753 as compared to 1,663 at the start of the year, an increase of 5.4%. The major U.S. equity indexes also increased during 2016, with the Dow Jones Industrial Average ending the year at 19,763, from 17,425 at the beginning of the year, an increase of 13.4%, and the Standard & Poor’s 500 Index increased by 9.5% ending the year at 2,239 from 2,044 at the beginning of the year. The major U.S. bond index, the Barclays U.S. Aggregate Bond Index, increased 2.6% in 2016 ending the year at 1,976 compared to 1,925 at the beginning of the year.

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

Financial Highlights

•	Net income per diluted share was $6.20 in 2016, up $2.28 or 58.2% from $3.92 per diluted share in 2015.

•	Total sales (inflows) were $10.9 billion in 2016 compared with $12.7 billion in 2015. Net outflows were $4.7 billion in 2016 compared with $6.3 billion in 2015.

•	Assets under management were $45.4 billion at December 31, 2016 compared to $47.4 billion at December 31, 2015.

Agreement to Acquire RidgeWorth Investments

On December 16, 2016, we entered into an agreement to acquire RidgeWorth Investments ("RidgeWorth") (the “Proposed Acquisition”), a multi-boutique asset management firm with $40.2 billion (as of December 31, 2016) in assets managed by affiliated investment managers and unaffiliated subadvisers. Under the agreement, a wholly owned subsidiary will (subject to the satisfaction or waiver of the closing conditions in the merger agreement) "merge" with and into RidgeWorth with RidgeWorth continuing as the surviving company and becoming our wholly owned subsidiary.

The purchase price for the Proposed Acquisition equals (x) $472.0 million, plus (y) the fair market value of certain investments at the effective time of the Proposed Acquisition (the "Closing"), with the final purchase price subject to adjustments for working capital and client consents. The Proposed Acquisition is expected to close in mid-2017; however, there can be no assurance that the Proposed Acquisition will close, or if it does, when the Closing will occur.

RidgeWorth’s Business

RidgeWorth provides a variety of fixed income and equity strategies to institutional and individual clients through separate accounts, retirement plan investment options and mutual funds. RidgeWorth’s wholly owned affiliates are:

•
Seix Investment Advisors, which manages $27.6 billion (as of December 31, 2016) in fixed income through an investment grade team focused on high-quality securities and a leveraged finance team focused on leveraged loans and high-yield credit strategies.

•
Ceredex Value Advisors, which manages $10.8 billion (as of December 31, 2016) for institutions, endowments, foundations and high-net-worth investors using a traditional value style across all market cap ranges.

•	Silvant Capital Management, which manages $1.3 billion (as of December 31, 2016), primarily in the large-cap growth style for institutional clients.

RidgeWorth also has a minority ownership interest in Zevenbergen Capital Investments, a growth equity boutique that is a subadviser to a RidgeWorth mutual fund. Two unaffiliated investment managers, WCM Investment Management and Capital Innovations, also serve as subadvisers to certain RidgeWorth funds.
Although the Company expects that the Proposed Acquisition will result in benefits to the Company, the Company may not realize those benefits because of integration difficulties and other challenges. See Item 1A of this Annual Report on Form 10-K "Risk Factors" for further discussion of the risks related to the Proposed Acquisition.
Assets Under Management

At December 31, 2016, we managed $45.4 billion in total assets, representing a decrease of $2.0 billion, or 4.3%, from the $47.4 billion managed at December 31, 2015. The decrease in assets under management was primarily due to net outflows of $4.7 billion partially offset by market appreciation of $3.2 billion and $0.5 billion of open-end and closed-end mutual fund distributions, net of reinvestments. Approximately $3.4 billion, or 72.3%, of the $4.7 billion in net outflows during the year ended December 31, 2016 were from the Virtus Emerging Markets Opportunities fund ("Emerging Markets Opportunities Fund") which, during the first half of 2016, had an organizational change at the fund's subadvisor. The Emerging Markets Opportunities Fund experienced net outflows of $3.2 billion in the first half of 2016, following the organizational change, and during the second half of 2016, the fund experienced modest net outflows of $0.2 billion. At December 31, 2016, assets under management in the Emerging Markets Opportunities Fund were $6.5 billion.

Assets under management for our open-end funds were $23.4 billion at December 31, 2016, a decrease of $5.5 billion, or 18.9%, from $28.9 billion at December 31, 2015. Average assets under management for all products, which generally correspond to our fee-earning asset levels, decreased by $7.0 billion, or 13.4%, to $45.3 billion for the year ended December 31, 2016, from $52.3 billion for the year ended December 31, 2015 for the same reasons discussed above regarding total assets under management.

Certain mutual funds employ the use of leverage as part of their investment strategies. The addition or reduction of leverage will increase or decrease our assets under management, as the proceeds from the use of leverage are invested in accordance with the funds’ investment strategies. For the periods ended December 31, 2016, 2015 and 2014, we had assets under management from the use of leverage of $1.9 billion, $1.6 billion and $1.8 billion, respectively, which represents 4.1%, 3.5% and 3.3% of our total assets under management, respectively.

The changes in our assets under management may also be affected by the factors discussed in Item 1A of this Annual Report on Form 10-K “Risk Factors”.

Investment Performance

The following table presents the 3-year average return by open-end fund and its 3-year benchmark index return as of December 31, 2016. Also presented below each fund is its Lipper Peer Group and its 3-year ranking within that peer group.

			3-Year:	3-Year
		Benchmark Index	Average Return (1)	Benchmark Index
Fund Type/Name	Assets	Lipper Peer Group	Peer Group Ranking (2)	Return (3)
Open-End Funds	($ in millions)		(%)	(%)
Alternatives
Virtus Real Estate Securities Fund	$1,086.8	FTSE NAREIT Equity REITs Index	12.96	13.38
		Real Estate Funds	22
Virtus Global Real Estate Securities Fund	179.8	FTSE EPRA NAREIT Developed Rental Index	9.28	8.49
		Global Real Estate Funds	2
Virtus Global Infrastructure Fund	107.4	Global Infrastructure Linked Benchmark (4)	3.09	2.39
		Global Infrastructure Funds	46
Virtus Herzfeld Fund	54.8	60% MSCI AC World Index (net) / 40% Bloomberg Barclays U.S. Aggregate	6.06	3.26
		Flexible Portfolio Funds	4
Virtus International Real Estate Securities Fund	30.0	FTSE EPRA/NAREIT Developed Rental ex US Index (net)	3.76	3.48
		International Real Estate Funds	3
Asset Allocation
Virtus Strategic Allocation Fund	454.1	Strategic Allocation Fund Linked Benchmark (5)	0.31	6.27
		Mixed-Asset Target Allocation Moderate Funds	96
Virtus Tactical Allocation Fund	137.6	Tactical Allocation Fund Linked Benchmark (6)	0.39	5.92
		Mixed-Asset Target Allocation Moderate Funds	96
Virtus Multi-Asset Trend Fund	115.6	Dow Jones Global Moderate Portfolio Index	(2.91)	3.87
		Flexible Portfolio Funds	94
Equity
Virtus Equity Trend Fund	749.6	S&P 500(R) Index	(3.43)	8.87
		Large-Cap Core Funds	100
Virtus Small-Cap Sustainable Growth Fund	527.3	Russell 2000(R) Growth Index	10.06	5.05
		Small-Cap Growth Funds	1
Virtus Small-Cap Core Fund	414.7	Russell 2000(R) Index	8.05	6.74
		Small-Cap Growth Funds	4
Virtus Strategic Growth Fund	396.7	Russell 1000(R) Growth Index	6.24	8.55
		Large-Cap Growth Funds	46
Virtus Sector Trend Fund	356.2	S&P 500(R) Index	0.10	8.87
		Large-Cap Core Funds	99
Virtus Quality Small-Cap Fund	324.1	Russell 2000(R) Value Index	7.81	8.31
		Small-Cap Growth Funds	4
Virtus Contrarian Value Fund	201.5	Russell Midcap(R) Value Index	0.70	9.45
		Multi-Cap Value Funds	98
Virtus Enhanced Core Equity Fund	167.7	S&P 500(R) Index	9.21	8.87
		Large-Cap Core Funds	4
Virtus Mid-Cap Growth Fund	82.6	Russell Midcap(R) Growth Index	2.74	6.23
		Mid-Cap Growth Funds	72
Virtus Wealth Masters Fund	77.3	S&P 500(R) Index	3.97	8.87
		Mid-Cap Core Funds	90
Virtus Mid-Cap Core Fund	65.1	Russell Midcap(R) Index	9.91	7.92
		Mid-Cap Growth Funds	1

			3-Year:	3-Year
		Benchmark Index	Average Return (1)	Benchmark Index
Fund Type/Name	Assets	Lipper Peer Group	Peer Group Ranking (2)	Return (3)
	($ in millions)		(%)	(%)
Virtus Quality Large-Cap Value Fund	63.8	Russell 1000(R) Value Index	5.49	8.59
		Large-Cap Core Funds	80
Virtus Low Volatility Equity Fund	2.6	S&P 500(R) Index	2.85	8.87
		Large-Cap Core Funds	96
Fixed Income
Virtus Multi-Sector Short Term Bond Fund	6,941.4	BofA Merrill Lynch 1-3 Year A-BBB Corporate Index	2.34	1.60
		Short-Intermediate Investment Grade Debt Funds	7
Virtus Senior Floating Rate Fund	568.9	S&P/LSTA Leveraged Loan Index	2.97	3.58
		Loan Participation Funds	42
Virtus Low Duration Income Fund	367.2	Bloomberg Barclays U.S. Intermediate Government/Credit Bond Index	1.97	2.09
		Short Investment Grade Debt Funds	3
Virtus Multi-Sector Intermediate Bond Fund	296.1	Bloomberg Barclays U.S. Aggregate Bond Index	3.46	3.03
		Multi-Sector Income Funds	30
Virtus Tax-Exempt Bond Fund	172.3	Virtus Tax-Exempt Bond Fund Linked Benchmark (7)	3.54	3.55
		General & Insured Municipal Debt Funds	78
Virtus High Yield Fund	72.4	Bloomberg Barclays U.S. High-Yield 2% Issuer Capped Bond Index	3.94	4.67
		High Yield Funds	30
Virtus Bond Fund	71.1	Bloomberg Barclays U.S. Aggregate Bond Index	2.61	3.03
		Core Plus Bond Funds	64
Virtus Emerging Markets Debt Fund	31.5	JP Morgan EMBI Global Diversified Index	3.23	6.19
		Emerging Markets Hard Currency Debt Funds	53
Virtus CA Tax-Exempt Bond Fund	28.8	Bloomberg Barclays California Municipal Bond Index	4.46	4.36
		California Municipal Debt Funds	72
International/Global
Virtus Emerging Markets Opportunities Fund	6,469.4	MSCI Emerging Markets Index (net)	(0.70)	(2.55)
		Emerging Market Funds	11
Virtus Foreign Opportunities Fund	1,250.5	MSCI EAFE(R) Index (net)	0.54	(1.60)
		International Large-Cap Growth	5
Virtus Global Opportunities Fund	175.0	MSCI AC World Index (net)	5.07	3.13
		Global Large-Cap Growth	9
Virtus International Small-Cap Fund	52.1	MSCI AC World Ex U.S. Small Cap Index (net)	5.16	0.76
		International Small/Mid-Cap Growth	1
Virtus Emerging Markets Equity Income Fund	26.1	MSCI Emerging Markets Index (net)	(3.27)	(2.55)
		Emerging Markets Funds	59
Virtus Greater European Opportunities Fund	18.3	MSCI Europe Index (net)	(1.20)	(3.17)
		European Region Funds	19
Virtus Global Equity Trend Fund	18.2	MSCI AC World Index (net)	(5.14)	3.13
		Global Multi-Cap Growth	99
Virtus Emerging Markets Small Cap Fund	5.4	MSCI Emerging Markets Small Cap Index (net)	(0.86)	(1.27)
		Emerging Markets Funds	13

			3-Year:	3-Year
		Benchmark Index	Average Return (1)	Benchmark Index
Fund Type/Name	Assets	Lipper Peer Group	Peer Group Ranking (2)	Return (3)
	($ in millions)		(%)	(%)
Virtus International Equity Fund	4.2	MSCI EAFE(R) Index (net)	(2.43)	(1.60)
		International Large-Cap Growth	68
Variable Insurance Funds
Virtus Capital Growth Series	185.6	Russell 1000(R) Growth Index	6.57	8.55
		Multi-Cap Growth Funds	21
Virtus International Series	178.0	MSCI EAFE(R) Index (net)	(5.41)	(1.60)
		International Large-Cap Growth	100
Virtus Multi-Sector Fixed Income Series	126.1	Bloomberg Barclays U.S. Aggregate Bond Index	3.22	3.03
		General Bond Funds	41
Virtus Enhanced Core Equity Series	104.6	S&P 500(R) Index	3.00	8.87
		Multi-Cap Core Funds	85
Virtus Small-Cap Value Series	95.0	Russell 2000(R) Value Index	8.32	8.31
		Small-Cap Growth Funds	5
Virtus Strategic Allocation Series	93.1	Strategic Allocation Series Linked Benchmark	0.85	6.27
		Mixed-Asset Target Allocation Moderate Funds	97
Virtus Real Estate Securities Series	81.4	FTSE NAREIT Equity REITs Index	12.91	13.38
		Real Estate Funds	27
Virtus Small-Cap Growth Series	63.4	Russell 2000(R) Growth Index	10.20	5.05
		Small-Cap Growth Funds	2
Virtus Equity Trend Series	4.6	S&P 500(R) Index	(2.81)	8.87
		Multi-Cap Core Funds	100
All other funds (8)	336.8
	$23,432.8

(1)
Represents average annual total return performance of the largest share class as measured by net assets for which performance data is available. Performance shown does not include the effect of applicable sales charges. Had sales charges been reflected, performance would be lower than shown above.

(2)	Represents the peer ranking of the fund’s average annual total return according to Lipper. Fund returns are reported net of fees and are of the largest share class as measured by net assets.

(3)
Represents the average annual total return of the fund compared to the benchmark index. Fund returns are reported net of fees and are of the largest share class as measured by net assets. Benchmark indices are unmanaged, their returns do not reflect any fees, expenses, or sales charges and they are not available for direct investment.

(4)
The Global Infrastructure Linked Benchmark consists of the FTSE Developed Core Infrastructure 50/50 Index (net). Performance of the Global Infrastructure Linked Benchmark prior to October 1, 2016 consisted of the MSCI World Infrastructure Sector Capped Index.

(5)
The Strategic Allocation Fund Linked Benchmark consists of 45% Russell 1000(R) Growth Index, 15% MSCI EAFE(R) Index, and 40% Barclays U.S. Aggregate Bond Index. Performance of the Strategic Allocation Fund Linked Benchmark prior to September 7, 2016 consisted of 60% S&P 500(R) Index and 40% Barclays U.S. Aggregate Bond Index.

(6)
The Tactical Allocation Fund Linked Benchmark consists of 45% Russell 1000(R) Growth Index, 15% MSCI EAFE(R) Index, and 40% Barclays U.S. Aggregate Bond Index. Performance of the Tactical Allocation Fund Linked Benchmark prior to September 7, 2016 consisted of 50% S&P 500(R) Index and 50% Barclays U.S. Aggregate Bond Index.

(7)
The Virtus Tax-Exempt Bond Linked Benchmark consists of the Bank of America Merrill Lynch 1-22 Year U.S. Municipal Securities Index, a subset of the Bank of America Merrill Lynch U.S. Municipal Securities Index.

(8)	Represents all funds that do not yet have a 3-year average return based on its inception date.
Past performance does not guarantee future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost.

Operating Results

In 2016, total revenues decreased 15.6% or $59.4 million to $322.6 million from $382.0 million in 2015 primarily as a result of a decrease in average assets under management. Operating income decreased by 36.8% or $29.6 million from $80.4 million in 2015 to $50.8 million in 2016, primarily due to decreased revenues driven by lower levels of average assets under management offset by lower operating expenses associated with the decreased revenues discussed above.

Assets Under Management by Product

The following table summarizes our assets under management by product:

	As of December 31,			Change
	2016	2015	2014	2016 vs. 2015%		2015 vs. 2014%
($ in millions)

Fund assets
Open-end funds (1)	$23,432.8	$28,882.1	$37,514.2	$(5,449.3)	(18.9)%	$(8,632.1)	(23.0)%
Closed-end funds	6,757.4	6,222.3	7,581.4	535.1	8.6%	(1,359.1)	(17.9)%
Exchange traded funds	596.8	340.8	—	256.0	75.1%	340.8	100.0%
Total fund assets	30,787.0	35,445.2	45,095.6	(4,658.2)	(13.1)%	(9,650.4)	(21.4)%
Separately managed accounts (2)	8,473.5	6,784.4	6,884.8	1,689.1	24.9%	(100.4)	(1.5)%
Total retail assets	39,260.5	42,229.6	51,980.4	(2,969.1)	(7.0)%	(9,750.8)	(18.8)%
Total institutional accounts (2)	6,105.8	5,155.7	4,722.0	950.1	18.4%	433.7	9.2%
Total Assets Under Management	$45,366.3	$47,385.3	$56,702.4	$(2,019.0)	(4.3)%	$(9,317.1)	(16.4)%
Average Assets Under Management	$45,325.2	$52,310.5	$59,122.1	$(6,985.3)	(13.4)%	$(6,811.6)	(11.5)%

(1)	Includes assets under management of open-end mutual funds, UCITS and variable insurance funds.

(2)	Includes assets under management related to option strategies and structured products.

Asset Flows by Product

The following table summarizes our asset flows by product for the periods indicated:

($ in millions)	December 31,
	2016	2015	2014
Open-End Funds (1)
Beginning balance	$28,882.1	$37,514.2	$37,679.5
Inflows	7,070.1	10,046.8	12,733.7
Outflows	(13,117.7)	(17,010.5)	(13,428.1)
Net flows	(6,047.6)	(6,963.7)	(694.4)
Market performance	898.7	(1,511.5)	1,297.2
Other (2)	(300.4)	(156.9)	(768.1)
Ending balance	$23,432.8	$28,882.1	$37,514.2
Closed-End Funds
Beginning balance	$6,222.3	$7,581.4	$6,499.6
Inflows	—	—	493.8
Outflows	(103.3)	—	—
Net flows	(103.3)	—	493.8
Market performance	794.9	(811.9)	799.3
Other (2)	(156.5)	(547.2)	(211.3)
Ending balance	$6,757.4	$6,222.3	$7,581.4
Exchange Traded Funds
Beginning balance	$340.8	$—	$—
Inflows	382.8	342.8	—
Outflows	(124.8)	(49.0)	—
Net flows	258.0	293.8	—
Market performance	20.3	(27.9)	—
Other (2)	(22.3)	74.9	—
Ending balance	$596.8	$340.8	$—
Money Market Funds
Beginning balance	$—	$—	$1,556.6
Other (2)	—	—	(1,556.6)
Ending balance	$—	$—	$—
Separately Managed Accounts (3)
Beginning balance	$6,784.4	$6,884.8	$7,433.1
Inflows	1,825.5	1,291.9	1,333.6
Outflows	(1,156.9)	(1,428.6)	(2,244.8)
Net flows	668.6	(136.7)	(911.2)
Market performance	1,023.5	70.7	355.5
Other (2)	(3.0)	(34.4)	7.4
Ending balance	$8,473.5	$6,784.4	$6,884.8
Institutional Accounts (3)(4)
Beginning balance	$5,155.7	$4,722.0	$4,570.8
Inflows	1,661.6	1,008.3	650.5
Outflows	(1,109.6)	(526.1)	(743.0)
Net flows	552.0	482.2	(92.5)
Market performance	432.7	46.2	389.2
Other (2)	(34.6)	(94.7)	(145.5)
Ending balance	$6,105.8	$5,155.7	$4,722.0
Total
Beginning balance	$47,385.3	$56,702.4	$57,739.6
Inflows	10,940.0	12,689.8	15,211.6
Outflows	(15,612.3)	(19,014.2)	(16,415.9)
Net flows	(4,672.3)	(6,324.4)	(1,204.3)
Market performance	3,170.1	(2,234.4)	2,841.2
Other (2)	(516.8)	(758.3)	(2,674.1)
Ending balance	$45,366.3	$47,385.3	$56,702.4

(1)	Includes assets under management of open-end mutual funds, variable insurance funds and UCITS.

(2)
Represents open-end and closed-end mutual fund distributions, net of reinvestments, net flows of cash management strategies, net flows from non-sales related activities such as asset acquisitions/(dispositions), marketable securities investments/(withdrawals) and the impact on assets from the use of leverage

(3)	Includes assets under management related to option strategies.

(4)
Includes assets under management related to structured products. Effective April 1, 2016, the issuance/(repayment) of structured product notes are reported as inflows/(outflows). Prior to April 1, 2016, all changes in structured product assets under management were reported as a component of Other.

The following table summarizes our assets under management by asset class:

	December 31,			Change
	2016	2015	2014	2016 vs. 2015%		2015 vs. 2014%
($ in millions)
Asset Class
Equity	$25,822.3	$28,314.9	$34,180.7	$(2,492.6)	(8.8)%	$(5,865.8)	(17.2)%
Fixed income	15,523.6	15,115.6	16,681.6	408.0	2.7%	(1,566.0)	(9.4)%
Alternatives (1)	3,548.3	3,468.7	5,372.4	79.6	2.3%	(1,903.7)	(35.4)%
Other (2)	472.1	486.1	467.7	(14.0)	(2.9)%	18.4	3.9%
Total	$45,366.3	$47,385.3	$56,702.4	$(2,019.0)	(4.3)%	$(9,317.1)	(16.4)%

(1)	Consists of long/short equity, real estate securities, master-limited partnerships and other.

(2)	Consists of option strategies.
Average Assets Under Management and Average Fees Earned
The following table summarizes average assets under management and the average management fee earned:

	December 31,
	Average Fee Earned (expressed in basis points)			Average Assets Under Management ($ in millions)
	2016	2015	2014	2016	2015	2014
Products
Open-End Funds (1)	49.3	48.2	51.3	$25,551.7	$33,290.1	$39,620.3
Closed-End Funds	65.8	66.7	65.6	6,583.6	6,946.3	7,112.9
Exchange Traded Funds	31.4	23.6	—	406.3	179.3	—
Money Market Funds	—	—	—	—	—	1,060.1
Separately Managed Accounts (2)	54.3	54.1	51.9	7,273.9	6,863.8	6,774.2
Institutional Accounts (2)	38.0	34.9	35.5	5,509.7	5,031.0	4,554.6
All Products	50.9	50.1	50.9	$45,325.2	$52,310.5	$59,122.1

(1)	Includes assets under management of open-end mutual funds, UCITS and variable insurance funds.

(2)	Includes assets under management related to options strategies.

Average fees earned represent investment management fees net of fees paid to third-party service providers for investment management related services and investment management fees earned from consolidated sponsored investment products and our consolidated investment product divided by average net assets. Mutual funds and exchange traded fund fees are calculated based on average daily or weekly net assets. Separately managed account fees are calculated based on the end of the preceding or current quarter’s asset values or on an average of month-end balances. Institutional account fees are calculated based on an average of month-end balances or current quarter’s asset values. Average fees earned will vary based on several factors, including the asset mix and reimbursements to funds.

Year ended December 31, 2016 compared to year ended December 31, 2015. The average fee rate earned for 2016 increased 0.8 basis points as compared to the prior year primarily related to a 1.1 basis point increase in the open-end fund average fee rate. The increase in the open-end fund average fee rate was primarily attributable to a negative $13.3 million variable incentive fee from one mutual fund during 2015. The average fee rate increase in institutional accounts in 2016 compared to 2015 was primarily due to net flows into higher fee products and incentive fees earned in 2016 on a structured product that was redeemed during the second half of 2016. Excluding the variable incentive fee, the open-end fund fee rate would have decreased to 50.0 basis points in 2016 from 52.2 in 2015 primarily due to higher level of fund reimbursements in 2016.

Year ended December 31, 2015 compared to year ended December 31, 2014. The average fee rate earned for 2015 decreased 0.8 basis points as compared to the prior year primarily related to a 3.1 basis point decrease in the open-end mutual fund fee rate partially offset by an increase in the average fee rate on separately managed accounts which was driven by increased average high net worth assets under management. The 3.1 basis point decline in the open-end fund fee rate was primarily attributable to a negative $13.3 million variable incentive fee from one mutual fund during 2015. Excluding the variable incentive fee, the open-end fund fee rate would have increased to 52.2 basis points in 2015 from 51.7 in 2014.
Results of Operations
Summary Financial Data

	Years Ended December 31,			Change
	2016	2015	2014	2016 vs. 2015%		2015 vs. 2014%
($ in thousands)
Investment management fees	$235,230	$264,865	$300,663	$(29,635)	(11.2)%	$(35,798)	(11.9)%
Other revenue	87,324	117,112	149,935	(29,788)	(25.4)%	(32,823)	(21.9)%
Total revenues	322,554	381,977	450,598	(59,423)	(15.6)%	(68,621)	(15.2)%
Total operating expenses	271,740	301,599	319,878	(29,859)	(9.9)%	(18,279)	(5.7)%
Operating income	50,814	80,378	130,720	(29,564)	(36.8)%	(50,342)	(38.5)%
Other income (expense), net	8,819	(26,650)	(2,843)	35,469	(133.1)%	(23,807)	837.4%
Interest income, net	10,174	13,915	8,437	(3,741)	(26.9)%	5,478	64.9%
Income before income taxes	69,807	67,643	136,314	2,164	3.2%	(68,671)	(50.4)%
Income tax expense	21,044	36,972	39,349	(15,928)	(43.1)%	(2,377)	(6.0)%
Net income	48,763	30,671	96,965	18,092	59.0%	(66,294)	(68.4)%
Noncontrolling interests	(261)	4,435	735	(4,696)	(105.9)%	3,700	503.4%
Net income attributable to common stockholders	$48,502	$35,106	$97,700	$13,396	38.2%	$(62,594)	(64.1)%
Earnings per share - diluted	$6.20	$3.92	$10.51	$2.28	58.2%	$(6.59)	(62.7)%

Revenues

Total revenues were $322.6 million in 2016 compared to $382.0 million in 2015 representing a decrease of $59.4 million or 15.6%. The decrease was primarily due to lower average assets under management.

Revenues by source were as follows:

	Years Ended December 31,			Change
($ in thousands)	2016	2015	2014	2016 vs 2015%		2015 vs 2014%
Investment management fees
Funds	$174,157	$209,994	$249,348	$(35,837)	(17.1)%	$(39,354)	(15.8)%
Separately managed accounts	40,155	37,296	35,153	2,859	7.7%	2,143	6.1%
Institutional accounts	20,918	17,575	16,162	3,343	19.0%	1,413	8.7%
Total investment management fees	235,230	264,865	300,663	(29,635)	(11.2)%	(35,798)	(11.9)%
Distribution and service fees	48,250	67,066	91,950	(18,816)	(28.1)%	(24,884)	(27.1)%
Administration and transfer agent fees	38,261	48,247	56,016	(9,986)	(20.7)%	(7,769)	(13.9)%
Other income and fees	813	1,799	1,969	(986)	(54.8)%	(170)	(8.6)%
Total revenues	$322,554	$381,977	$450,598	$(59,423)	(15.6)%	$(68,621)	(15.2)%

Investment Management Fees

Year ended December 31, 2016 compared to year ended December 31, 2015. Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payments. Investment management fees decreased by $29.6 million or 11.2% for the year ended December 31, 2016 due to a 13.4% decrease in average assets under management. The decrease in average assets under management for the year ended December 31, 2016 was due primarily to net outflows in our open-end funds partially offset by market appreciation.

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

Distribution and Service Fees

Year ended December 31, 2016 compared to year ended December 31, 2015. Distribution and service fees, which are asset-based fees earned from open-end funds for distribution services, decreased by $18.8 million or 28.1% for the year ended December 31, 2016 as compared to the prior year due to lower average open-end fund assets under management in share classes that have distribution and service fees.

Year ended December 31, 2015 compared to year ended December 31, 2014. Distribution and service fees, decreased by $24.9 million or 27.1% for the year ended December 31, 2015 as compared to the prior year due to lower average open-end assets under management and a lower percentage of assets under management in share classes that pay distribution and service fees. The decrease in fees also resulted in a corresponding decrease in distribution and administrative expenses, primarily driven by decreased payments to third-party distribution partners for providing services to investors in our sponsored funds, including marketing support services.

Administration and Transfer Agent Fees

Year ended December 31, 2016 compared to year ended December 31, 2015. Administration and transfer agent fees represent fees earned for fund administration and shareholder services primarily from our open-end mutual funds and certain of our closed-end funds. Fund administration and transfer agent fees decreased $10.0 million or 20.7% for the year ended December 31, 2016 as compared to the prior year due to lower average assets under management for which the Company provides fund administration and shareholder services.

Year ended December 31, 2015 compared to year ended December 31, 2014. Fund administration and transfer agent fees decreased $7.8 million or 13.9% for the year ended December 31, 2015 as compared to the prior year due to lower average assets under management.

Other Income and Fees

Year ended December 31, 2016 compared to year ended December 31, 2015. Other income and fees primarily represent contingent sales charges earned from investor redemptions of certain shares sold without a front-end sales charge. Other income and fees decreased $1.0 million or 54.8%, primarily due to a decrease in contingent sales charges paid as a result of lower redemptions of fund share classes subject to those charges.

Year ended December 31, 2015 compared to year ended December 31, 2014. Other income and fees decreased $0.2 million or 8.6%, primarily due to lower ancillary fees related to the high net worth business.

Operating Expenses

Total operating expenses were $271.7 million in 2016 compared with $301.6 million in 2015 representing a decrease of $29.9 million or 9.9%. The decrease was primarily related to decreases in distribution and other asset-based expenses and other operating expenses.

Operating expenses by category were as follows:

	Years Ended December 31,			Change
	2016	2015	2014	2016 vs 2015%		2015 vs 2014%
($ in thousands)
Operating expenses
Employment expenses	$135,641	$137,095	$139,809	$(1,454)	(1.1)%	$(2,714)	(1.9)%
Distribution and other asset-based expenses	69,049	89,731	123,665	(20,682)	(23.0)%	(33,934)	(27.4)%
Other operating expenses	57,227	68,035	49,569	(10,808)	(15.9)%	18,466	37.3%
Restructuring and severance	4,270	—	294	4,270	100.0%	(294)	(100.0)%
Depreciation and amortization expense	5,553	6,738	6,541	(1,185)	(17.6)%	197	3.0%
Total operating expenses	$271,740	$301,599	$319,878	$(29,859)	(9.9)%	$(18,279)	(5.7)%

Employment Expenses

Year ended December 31, 2016 compared to year ended December 31, 2015. Employment expenses primarily consist of fixed and variable compensation and related employee benefit costs. Employment expenses of $135.6 million decreased $1.5 million or 1.1% as compared to the year ended December 31, 2015. The decrease was primarily due to a reduction in variable compensation.

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

Distribution and Other Asset-Based Expenses

Year ended December 31, 2016 compared to year ended December 31, 2015. Distribution and other asset-based expenses consist primarily of payments to third-party distribution partners for providing services to investors in our sponsored funds and payments to third-party service providers for investment management related services. These payments are primarily based on percentages of assets under management or revenues. These expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized on a straight line basis over the periods in which commissions are generally recovered from distribution fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares. Distribution and administrative expenses decreased $20.7 million or 23.0% in the year ended December 31, 2016 as compared to the prior year. The decrease was primarily due to lower average open-end fund assets under management and a lower percentage of assets under management in share classes where we pay distribution expenses.

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

Other Operating Expenses

Year ended December 31, 2016 compared to year ended December 31, 2015. Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and distribution related costs, rent and occupancy expenses, operating expenses of our consolidated sponsored investment products, operating expenses of our consolidated investment product and other miscellaneous costs. Other operating expenses decreased $10.8 million or 15.9% to $57.2 million for the year ended December 31, 2016 as compared to $68.0 million in the prior year primarily due to a $16.5 million loss contingency recorded in the first half of 2015 related to a regulatory matter that was settled and paid in 2015 partially offset by $3.3 million of expenses incurred in 2016 related to the Proposed Acquisition. Other operating expenses of consolidated sponsored investment products and the consolidated investment product for the year ended December 31, 2016 increased by $2.8 million over the prior year primarily due to expenses associated with the issuance of our CLO.

Year ended December 31, 2015 compared to year ended December 31, 2014. Other operating expenses increased $18.5 million or 37.3% to $68.0 million for the year ended December 31, 2015 as compared to $49.6 million in the prior year. The increase over the prior year was primarily due to a $16.5 million regulatory settlement in 2015.

Restructuring and Severance

We incurred $4.3 million primarily related to severance costs for the year ended December 31, 2016. Approximately $3.9 million was related to severance costs associated with staff reductions, primarily in business support areas and $0.4 million related to future lease obligations and leasehold improvements for vacated office space.

Depreciation and Amortization Expense

Year ended December 31, 2016 compared to year ended December 31, 2015. Depreciation and amortization expense consists primarily of the straight-line depreciation of furniture, equipment and leasehold improvements as well as the amortization of acquired investment advisory contracts, recorded as definite-lived intangible assets, both over their estimated useful lives. Depreciation and amortization expense decreased $1.2 million or 17.6% to $5.6 million for the year ended December 31, 2016 primarily due to certain intangible assets becoming fully amortized.

Year ended December 31, 2015 compared to year ended December 31, 2014. Depreciation and amortization expense increased $0.2 million or 3.0% to $6.7 million for the year ended December 31, 2015 primarily due to higher depreciation as a result of the increase in our furniture, equipment and leasehold improvements, partially offset by lower amortization of intangible assets.

Other Income (Expense), net

Other (Expense) Income, net by category were as follows:

	Years Ended December 31,			Change
	2016	2015	2014	2016 vs 2015%		2015 vs. 2014%
($ in thousands)
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	$4,982	$(862)	$914	$5,844	678.0%	$(1,776)	(194.3)%
Realized and unrealized gain (loss) on investments of consolidated sponsored investment products, net	3,818	(23,181)	(4,648)	26,999	116.5%	(18,533)	(398.7)%
Realized and unrealized loss of consolidated investment product, net	(1,070)	(3,505)	—	2,435	69.5%	(3,505)	(100.0)%
Other income, net	1,089	898	891	191	21.3%	7	0.8%
Total Other Income (Expense), net	$8,819	$(26,650)	$(2,843)	$35,469	(133.1)%	$(23,807)	837.4%

Realized and unrealized gain on investments, net

Year ended December 31, 2016 compared to year ended December 31, 2015. Realized and unrealized gain on investments, net increased for the year ended December 31, 2016 by $5.8 million compared to the prior year. The increase in net realized and unrealized gains on investments was primarily due to unrealized gains of $1.3 million from small cap and emerging market equity strategies and a realized gain of approximately $2.9 million on the sale of one of our equity method investments during 2016 as compared to $0.9 million in unrealized losses in the prior year, which was primarily related to our marketable securities in emerging market and international strategies.

Year ended December 31, 2015 compared to year ended December 31, 2014. Realized and unrealized gain on investments, net decreased for the year ended December 31, 2015 by $1.8 million compared to the prior year primarily due to a decrease in realized and unrealized gains on investments partially offset by an increase in earnings on equity method investments.

Realized and unrealized gain (loss) on investments of consolidated sponsored investment products, net

Year ended December 31, 2016 compared to year ended December 31, 2015. Realized and unrealized gains, net on investments of consolidated sponsored investment products were $3.8 million for the year ended December 31, 2016 compared to realized and unrealized losses, net on consolidated sponsored investment products of $23.2 million in the prior year. The realized and unrealized gains, net for the year ended December 31, 2016 was primarily attributable to unrealized gains related to emerging markets debt and target date retirement strategies and a master limited partnership fund. The realized and unrealized loss for the year ended December 31, 2015 was primarily attributable to unrealized losses on alternative and emerging markets debt strategies.

Year ended December 31, 2015 compared to year ended December 31, 2014. Realized and unrealized losses, net on investments of consolidated sponsored investment products were $23.2 million for the year ended December 31, 2015 compared to realized and unrealized losses, net of consolidated sponsored investment products of $4.6 million in the prior year. The realized and unrealized losses for the years ended December 31, 2015 and 2014, were primarily attributable to unrealized losses on alternative and emerging markets debt strategies.

Realized and unrealized loss of consolidated investment product, net

Year ended December 31, 2016 compared to year ended December 31, 2015. Realized and unrealized losses, net of our consolidated investment product was $1.1 million for the year ended December 31, 2016, which consisted primarily of $8.8 million in adjustments on the notes payable of our consolidated investment product as a result of applying the measurement alternative of ASU 2014-13. This was partially offset by $7.7 million in unrealized and realized gains on the investments, primarily first-lien bank loans, of the consolidated investment product. The realized and unrealized gains, net of our consolidated investment product for the year ended December 31, 2015 primarily related to unrealized gains on the investments of the consolidated investment product.

Interest Income, net

Interest Income, (Expense), net by category were as follows:

	Years Ended December 31,			Change
	2016	2015	2014	2016 vs. 2015%		2015 vs. 2014%
($ in thousands)
Interest Income (Expense)
Interest expense	$(679)	$(523)	$(537)	$(156)	(29.8)%	$14	2.6%
Interest and dividend income	1,743	1,261	$1,706	482	38.2%	(445)	(26.1)%
Interest and dividend income of investments of consolidated sponsored investment products	7,509	11,504	$7,268	(3,995)	(34.7)%	4,236	58.3%
Interest income of consolidated investment product	12,893	2,157	$—	10,736	497.7%	2,157	100.0%
Interest expense of consolidated investment product	(11,292)	(484)	—	(10,808)	(2,233.1)%	(484)	(100.0)%
Total Interest Income, net	$10,174	$13,915	$8,437	$(3,741)	(26.9)%	$5,478	64.9%

Interest and dividend income

Year ended December 31, 2016 compared to year ended December 31, 2015. Interest and dividend income consists of interest and dividend income earned on cash equivalents and our marketable securities. Interest and dividend income increased $0.5 million or 38.2% in 2016 compared to the prior year primarily due to an increase in our marketable securities.

Year ended December 31, 2015 compared to year ended December 31, 2014. Interest income and dividend income decreased $0.4 million or 26.1% in 2015 compared to the prior year. The decrease was primarily due an overall decrease in our marketable securities over the same period combined with a decrease in the portion of our marketable securities that pay dividends and interest.

Interest and Dividend Income of Investments of Consolidated Sponsored Investment Products

Year ended December 31, 2016 compared to year ended December 31, 2015. Interest and dividend income of consolidated sponsored investment products decreased $4.0 million or 34.7% compared to the prior year. The decrease was primarily due to the liquidation of three funds in May 2016.

Year ended December 31, 2015 compared to year ended December 31, 2014. Interest and dividend income of consolidated sponsored investment products increased $4.2 million or 58.3% compared to the prior year. The increase was primarily due to higher interest and dividend income earned on the investments of our consolidated sponsored investment products. Investments of consolidated sponsored investment products grew $86.7 million, or 36.6%, during 2015 from $236.7 million at December 31, 2014 to $323.3 million at December 31, 2015.

Interest Income and Interest Expense of Consolidated Investment Product.

Year ended December 31, 2016 compared to year ended December 31, 2015. Interest income of consolidated investment product consists primarily of interest income from the investments, primarily first-lien bank loans, of the consolidated investment product. The year-over-year increase was primarily due to (1) the full year of interest on investments of the consolidated investment product compared to a partial year in 2015 and (2) the higher balance of investments of the consolidated investment product in 2016 as the CLO ramped up its portfolio size at issuance.

Interest expense of consolidated investment product represents interest expense on the notes payable or debt of our consolidated investment product. For the year ended December 31, 2016, interest expense included a full year of interest and an original issue discount expense of $3.7 million related to a CLO issuance. Interest expense of consolidated investment product in 2015 represented a partial year of interest expense for the financing facility in place during the warehouse phase of the CLO.

Income Tax Expense

Year ended December 31, 2016 compared to year ended December 31, 2015. The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 30.1% and 54.6% for 2016 and 2015, respectively. The decrease in the 2016 effective tax rate as compared to 2015 was primarily attributable to a $5.1 million reduction in the valuation allowance on deferred tax assets related to our investment portfolio.

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

Effects of Inflation

Inflationary pressures can result in increases to our cost structure, especially to the extent that large expense components such as compensation are impacted. To the degree that these expense increases are not recoverable or cannot be counterbalanced through pricing increases due to the competitive environment, our profitability could be negatively impacted. In addition, the value of the assets that we manage may be negatively impacted if inflationary expectations result in a rising interest rate environment. Declines in the values of these assets under management could lead to reduced revenues as management fees are generally earned as a percent of assets under management.
Liquidity and Capital Resources
Certain Financial Data
The following tables summarize certain key financial data relating to our liquidity and capital resources:

	December 31,			Change
($ in thousands)	2016	2015	2014	2016 vs. 2015%		2015 vs. 2014%
Balance Sheet Data
Cash and cash equivalents	$64,588	$87,574	$202,847	$(22,986)	(26.2)%	$(115,273)	(56.8)%
Investments	89,371	56,738	63,448	32,633	57.5%	(6,710)	(10.6)%
Deferred taxes, net	47,535	54,143	60,162	(6,608)	(12.2)%	(6,019)	(10.0)%
Dividends payable	3,479	4,233	4,270	(754)	(17.8)%	(37)	(0.9)%
Total equity	321,673	509,457	563,352	(187,784)	(36.9)%	(53,895)	(9.6)%

	Years Ended December 31,			Change
($ in thousands)	2016	2015	2014	2016 vs. 2015%		2015 vs. 2014%
Cash Flow Data
Provided by (used in)
Operating activities	$30,522	$(209,430)	$(58,871)	$239,952	114.6%	$(150,559)	(255.7)%
Investing activities	3,079	(6,438)	(8,181)	9,517	147.8%	1,743	21.3%
Financing activities	(48,298)	109,948	(1,189)	(158,246)	(143.9)%	111,137	9,347.1%

Overview

At December 31, 2016, we had $64.6 million of cash and cash equivalents and $74.9 million of investments in marketable securities compared to $87.6 million of cash and cash equivalents and $41.5 million of investments in marketable securities at December 31, 2015. Our credit facility (the "Credit Facility") allows the Company to borrow up to $150.0 million and expires in September 2021. At December 31, 2016, we had $30.0 million outstanding under the Credit Facility.

On December 16, 2016, in connection with our agreement to acquire RidgeWorth, we entered into a debt financing commitment letter (the "Commitment Letter") with Barclays Bank PLC and Morgan Stanley Senior Funding, Inc. (the “Initial Commitment Parties”). Pursuant to the Commitment Letter, the Initial Commitment Parties committed to arrange and provide us with a senior secured credit facility ("Loan Facility") composed of (i) a term loan of up to $475.0 million, with an expected maturity of seven years from the execution date and (ii) a revolving credit facility of up to $100.0 million maturing five years after the execution date. The availability of borrowings under the Loan Facility is subject to satisfaction of certain customary conditions which include termination and repayment of all amounts outstanding under our existing senior unsecured revolving credit facility (using cash on hand). The senior secured credit facility will contain affirmative and negative financial and operating covenants and events of default customary for facilities of this type. The credit facility will be guaranteed by our domestic subsidiaries (subject to certain exceptions) and will be secured by substantially all of our assets. We expect to close such debt financing concurrently with closing the Proposed Acquisition.

On February 1, 2017, we issued 910,000 shares of common stock and 1,150,000 shares of 7.25% mandatory convertible preferred stock in a public offering including over-allotments for net proceeds of $207.1 million, after underwriting discounts, commissions and other offering expenses. The underwriters exercised their option to purchase additional mandatory convertible preferred stock on February 1, 2017. On February 24, 2017 the underwriters exercised their option to purchase an additional 136,500 shares of common stock for net proceeds of $14.3 million. We intend to use the net proceeds of these offerings, together with cash on hand, proceeds from the sale of investments and borrowings of approximately $260 million in term loans under the Loan Facility described above to finance the Proposed Acquisition and pay related fees and expenses. As a condition of entering into the new Loan Facility which is expected to occur at the Closing, our existing Credit Facility will be terminated.

Share Repurchases

As of December 31, 2016, 3.4 million shares of our common stock have been authorized to be repurchased under our board approved share repurchase program, and 0.2 million shares remain available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

During the year ended December 31, 2016, we repurchased a total of 2,572,417 common shares for approximately $233.7 million, under board approved repurchases which included the repurchase of 1,727,746 common shares at a price of $93.50 per share for a total purchase price of $161.5 million with Bank of Montreal Holdings Inc. ("BMO") and the repurchase of 556,516 shares, representing 6.7% of our common stock outstanding, pursuant to a "Modified Dutch Auction" tender offer.

Uses of Capital

Our main uses of capital related to operating activities include payments of annual incentive compensation, income tax payments and other operating expenses which primarily consist of investment research and technology costs, professional fees, distribution and occupancy costs. Incentive compensation which is one of the largest annual operating cash expenditures is paid in the first quarter of the year. In the first quarter of 2016 and 2015, we paid approximately $42.5 million and $45.9 million, respectively, in incentive compensation earned during the years ended December 31, 2015 and 2014, respectively.

In addition to the capital used for operating activities other uses of cash will include (i) the purchase price for the Proposed Acquisition currently estimated to close in mid-2017, (ii) transaction and financing related fees associated with the Proposed Acquisition, (iii) integration costs, including severance, related to the Proposed Acquisition, (iv) investments in our organic growth, including our distribution efforts and launches of new products (v) seeding of new investments (vi) interest expense payments on debt outstanding and (vii) dividend payments to preferred and common shareholders. Although we continuously monitor working capital to ensure adequate resources are available for near-term liquidity requirements, our liquidity could be impacted by certain contingencies, including any legal or regulatory matters as described in Note 10 of our consolidated financial statements.

Capital and Reserve Requirements

The Company has two broker-dealer subsidiaries registered with the SEC and are subject to certain rules regarding minimum net capital, as defined by those rules. The broker-dealers are required to maintain a ratio of “aggregate indebtedness” to “net capital,” as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us including additional reporting requirements, a lower required ratio of aggregate indebtedness to net capital or interruption of our business. At December 31, 2016 and 2015, the ratio of aggregate indebtedness to net capital of our broker-dealers was below the maximum allowed, and net capital was significantly greater than the required minimum.

Balance Sheet

Cash and cash equivalents consist of cash held on deposit at financial institutions and money market fund investments. Investments consist primarily of investments in our affiliated mutual funds. Consolidated sponsored investment products primarily represent investment products we sponsor and where we own a majority of the voting interest in the entity. As of December 31, 2016, we consolidated a total of 19 sponsored investment products. Our consolidated investment product represents our investment in a collateralized loan obligation ("CLO").

At December 31, 2016 and 2015, we had $30.0 million and $0.0 million, respectively, of debt outstanding under our Credit Facility.

Operating Cash Flow

Net cash provided by operating activities of $30.5 million for 2016 increased by $240.0 million from net cash used in operating activities of $209.4 million in 2015. The increase in net cash provided by operating activities was primarily due to increased sales, net of purchases, of investments of consolidated sponsored investment products and lower purchases, net of sales, of investments of the consolidated investment product partially offset by higher realized and unrealized gains of consolidated sponsored investment products. Net cash from operating activities includes the operating activities of our consolidated sponsored investment products and the consolidated investment product. These cash flows from the portion of the products we do not own do not directly impact the cash flow related to our shareholders.

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

Investing Cash Flow

Cash flows from investing activities consists primarily of capital expenditures and other investing activities related to our business operations. Net cash provided by investing activities of $3.1 million for 2016 increased by $9.5 million from net cash used in investing activities of $6.4 million in 2015. The primary investing activities in 2016 were cash inflows of $8.6 million related to the sale of an equity method investment offset by outflows of $2.0 million due to capital expenditures and contributions to equity method investments of $2.5 million.

Net cash used in investing activities of $6.4 million for 2015 decreased by $1.8 million from net cash used in investing activities of $8.2 million in 2014 due to the decrease of $3.4 million in the amount paid for asset acquisitions of equity method and other investments partially offset by increased capital expenditures of $2.3 million in the current year as compared to the prior year.

Financing Cash Flow

Cash flows from financing activities consist primarily of repurchases of our common stock, payments to settle minimum tax withholding obligations for the net share settlement of employee share transactions, payments of cash dividends on our common stock and contributions to noncontrolling interests related to our consolidated sponsored investment products. Net cash used by financing activities decreased $158.2 million to $48.3 million in 2016 compared to net cash provided by financing activities of $109.9 million in the prior year. The increase was primarily due to cash outflows related to the repayment of debt of the consolidated investment product of $152.6 million and increased share repurchases of $153.8 million offset by cash inflows of $316.3 million related to the issuance of notes payable by the consolidated investment product and borrowings on our Credit Facility of $30.0 million.

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

Debt

On September 30, 2016, we entered into a new senior unsecured revolving credit facility (“Credit Facility”) replacing the previous senior secured revolving credit facility. The Credit Facility has a five-year term and provides borrowing capacity of up to $150.0 million, with an increase provision conditioned on approval by the lending group, to a borrowing capacity of $200.0 million. In addition, the Credit Facility has a $7.5 million sub-limit for the issuance of standby letters of credit. At December 31, 2016 and 2015, we had $30.0 million and $0.0 million, respectively, of debt outstanding under our Credit Facility. On February 13, 2017, we repaid its $30.0 million loan outstanding and currently have no debt outstanding.

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

On December 16, 2016, in connection with our entering into the agreement to acquire RidgeWorth, we entered into a debt financing commitment letter (the "Commitment Letter") with Barclays Bank PLC and Morgan Stanley Senior Funding, Inc. (the “Initial Commitment Parties”). Pursuant to the Commitment Letter, the Initial Commitment Parties committed to arrange and provide us with a senior secured credit facility (the "Loan Facility") composed of (i) a term loan of up to $475.0 million with an expected maturity of seven years from the execution date and (ii) a revolving credit facility of up to $100.0 million maturing five years after the execution date. On February 1, 2017, we issued common stock and mandatory convertible preferred stock for net proceeds of $207.1 million and, as a result, on February 7, 2017, the term loan commitment under the Loan Facility was reduced from $475.0 million to $260.0 million in accordance with the terms of the Commitment Letter.

The availability of borrowings under the Loan Facility is subject to satisfaction of certain customary conditions which include termination and repayment of all amounts outstanding under our existing senior unsecured revolving credit facility (using cash on hand). The senior secured credit facility will contain affirmative and negative financial and operating covenants and events of default customary for facilities of this type. The credit facility will be guaranteed by our domestic subsidiaries (subject to certain exceptions) and will be secured by substantially all of our assets. We expect to close such debt financing concurrently with closing the Proposed Acquisition.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2016:

	Payments Due
($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Lease obligations	$18.1	$5.0	$9.9	$2.7	$0.5
Credit Facility, including commitment fee (1)	35.0	1.1	2.1	31.8	—
Notes payable of consolidated investment product, including interest (2)	444.4	11.1	22.1	22.1	389.1
Minimum payments on service contracts (3)	8.8	5.5	3.3	—	—
Total	$506.3	$22.7	$37.4	$56.6	$389.6

(1)
At December 31, 2016, we had $30.0 million outstanding under our Credit Facility which has a variable interest rate. Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at our option, either LIBOR for interest periods of one, two, three or six months or an alternate base rate, plus, in each case, an applicable margin, that ranges from 0.75% to 2.25%. We are also required to pay an annual commitment fee that ranges from 0.30% to 0.45% on undrawn amounts. Payments due are estimated based on the commitment fee rate of 0.30% in effect on December 31, 2016.

(2)
At December 31, 2016, Notes payable of $328.8 million were outstanding related to our CLO. The CLO has note obligations that bear interest at variable rates based on LIBOR plus a pre-defined spread ranging from 1.0% to 8.75%. The principal amounts outstanding of the note obligations issued by the CLO mature in April 2028. The investors in the CLOs have no recourse to our general assets for the debt issued by the CLOs. Therefore, this debt is not our obligation.

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

Consolidation

The condensed consolidated financial statements include our accounts, our subsidiaries and investment products that are consolidated. Voting interest entities ("VOEs") are consolidated when we are considered to have a controlling financial interest which is typically present when we own a majority of the voting interest in an entity or otherwise have the power to govern the financial and operating policies of the entity.

We evaluate any variable interest entities ("VIEs") in which we have a variable interest for consolidation. A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) where as a group, the holders of the equity investment at risk do not possess: (i) the power through voting or similar rights to direct the activities that most significantly impact the entity’s economic performance; (ii) the obligation to absorb expected losses or the right to receive expected residual returns of the entity; or (iii) proportionate voting and economic interests and where substantially all of the entity’s activities either involve or are conducted on behalf of an investor with disproportionately fewer voting rights. If an entity has any of these characteristics, it is considered a VIE and is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that has both the power to direct the activities that most significantly impact the VIE’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

We have two types of investment products that are consolidated: consolidated sponsored investment products and the consolidated investment product. Consolidated sponsored investment products are investment products in which we generally hold a majority of the beneficial interests. The consolidated investment product is a collateralized loan obligation ("CLO") in which we have less than the majority of the beneficial interests. The secured notes of the CLO have contractual recourse only to the related assets of the CLO and are classified as financial liabilities. The consolidation and deconsolidation of these investment products have no impact on net income attributable to stockholders. Our risk with respect to these investments is limited to our beneficial interests in these products. We have no right to the benefits from, and do not bear the risks associated with, these investment products beyond our investments in, and fees generated from, these products. See Note 18 of our consolidated financial statements for additional information related to the consolidation of sponsored investment products and the investment product. Intercompany accounts and transactions have been eliminated as a result of consolidation.

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

Investments of consolidated investment product represent the underlying debt securities held in the sponsored product which are consolidated by the Company. Bank loan investments include debt securities, which are generally valued at the average mid-point of bid and ask quotations obtained from a third-party pricing service. Fair value may also be based upon valuations obtained from independent third-party brokers or dealers utilizing matrix pricing models that consider information regarding securities with similar characteristics. In certain instances, fair value has been determined utilizing discounted cash flow analyses or single broker non-binding quotes. Depending on the nature of the inputs, these assets are classified as Level 1, 2 or 3 within the fair value measurement hierarchy.

Notes payable of consolidated investment product represents notes issued by the CLO and are measured using the measurement alternative in ASU 2014-13. Accordingly, the fair value of CLO liabilities was measured as the fair value of CLO assets less the sum of (a) the fair value of the beneficial interests held by the Company and (b) the carrying value of any beneficial interests that represent compensation for services.

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments. Marketable securities are reflected in the consolidated financial statements at fair value based upon publicly quoted market prices.

Goodwill

As of December 31, 2016, the carrying value of goodwill was $6.8 million. Goodwill represents the excess of the purchase price of acquisitions over the fair value of identified net assets and liabilities acquired. We perform goodwill impairment tests annually, or more frequently, should circumstances change, which could reduce the fair value below its carrying value. We have determined that we have only one reporting unit for purposes of assessing the carrying value of goodwill. Goodwill impairment testing is performed whenever events or changes in circumstances indicated that the carrying amount may not be recoverable. If we determine that the carrying value of the reporting unit is less than the fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss, if any. We completed our annual goodwill impairment assessment as of October 31, 2016, and no impairment was identified. For purposes of this assessment, we considered various qualitative factors, including but not limited to certain indicators of fair value (i.e., market capitalization and market multiplies for asset management businesses), and we determined that it was more likely than not that the fair value of our reporting unit was greater than its carrying value. Only a significant decline in the fair value of our reporting unit would indicate that an impairment may exist.

Indefinite-Lived Intangible Assets

As of December 31, 2016, the carrying value of indefinite-lived intangible assets was $34.8 million. Indefinite-lived intangible assets are comprised of acquired, closed-end and exchange traded fund investment advisory contracts. We perform indefinite-lived intangible asset impairment tests annually, or more frequently, should circumstances change, which could reduce the fair value of indefinite-lived intangible assets below their carrying value. We completed our annual indefinite-lived intangible asset impairment assessment as of October 31, 2016, and no impairments were identified. For purposes of this assessment, we considered various qualitative factors for the investment advisory contracts related to the indefinite-lived intangible assets, including but not limited to (1) the growth in our assets under management, (2) the positive operating margins and (3) the positive cash flows generated, and we determined that it was more likely than not that the fair value of indefinite-lived intangible assets goodwill was greater than their carrying value. Only a significant decline in the fair value of our indefinite-lived intangible assets would indicate that an impairment may exist.

Definite-Lived Intangible Assets

As of December 31, 2016, the carrying value of definite-lived intangible assets was $3.6 million. Definite-lived intangible assets are comprised of acquired investment advisory contracts. We monitor the useful lives of definite-lived intangible assets and revise the useful lives, if necessary, based on the circumstances. Significant judgment is required in estimating the period that these assets will contribute to our cash flows and the pattern over which these assets will be consumed. A change in the remaining useful life of any of these assets could have a significant impact on our amortization expense. All amortization expense is calculated on a straight-line basis. For definite-lived intangible assets, impairment testing is performed whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine the carrying value of the definite-lived intangible assets is less than the sum of the undiscounted cash flows expected to result from the asset, we will quantify the impairment using a discounted cash flow model.

Revenue Recognition

Investment management fees, distribution and service fees and administration and transfer agent fees are recorded as revenues during the period in which services are performed. Investment management fees are earned based upon a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payment. We account for investment management fees in accordance with ASC 605, Revenue Recognition, and have recorded our management fees net of fees paid to unaffiliated subadvisers. We consider the nature of our contractual arrangements in determining whether to recognize revenue based on the gross amount billed or net amount retained. We have evaluated the factors in ASC 605-45 in determining whether to record revenue on a gross or net basis with significant weight placed on: (i) if we are the primary obligor in the arrangement; and (ii) if we have latitude in establishing price. Amounts paid to unaffiliated subadvisers for the years ended December 31, 2016, 2015 and 2014 were $47.2 million, $76.4 million and $124.4 million, respectively.

Investment management fees are calculated based on our assets under management. We rely on data provided to us by service providers to our mutual funds in the pricing of assets under management which are not reflected within our consolidated financial statements. Our mutual funds and the service providers to the funds we manage have formal valuation policies and procedures over the valuation of investments. As of December 31, 2016, our total assets under management by fair value hierarchy level as defined by ASC 820, Fair Value Measurements and Disclosures, was approximately 67.1% Level 1, 32.8% Level 2 and 0.1% Level 3.

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
Market Risk
Substantially all of our revenues are derived from investment management, distribution and service and administration and transfer agent fees, which are based on the market value of assets under management. Accordingly, a decline in the value of securities would cause our revenues and income to decline due to a decrease in the value of the assets under management. In addition, a decline in security prices could cause our clients to withdraw their investments in favor of other investments offering higher returns or lower risk, which would cause our revenues and income to decline.
We are also subject to market risk due to a decline in the market value of our investments, which consist of marketable securities, our net interests in consolidated sponsored investment products and our net interest in a consolidated investment product. The following table summarizes the impact of a 10% increase or decrease in the fair values of these financial instruments:

	December 31, 2016
$ in thousands	Fair Value	10% Change

Marketable Securities - Available for Sale (a)	$3,415	$342
Marketable Securities - Trading (b)	71,492	7,149
Our net interests in Consolidated Sponsored Investment Products (c)	108,604	10,860
Our net interest in Consolidated Investment Product (c)	25,668	2,567
Total Investments subject to Market Risk	$209,179	$20,918

(a)
Any gains or losses arising from changes in the fair value of available-for-sale investments are recognized in accumulated other comprehensive income, net of tax, until the investment is sold or otherwise disposed of, or if the investment is determined to be other-than-temporarily impaired, at which time the cumulative gain or loss previously reported in equity is included in income. We evaluate the carrying value of investments for impairment on a quarterly basis. In our impairment analysis, we take into consideration numerous criteria, including the duration and extent of any decline in fair value and our intent and ability to hold the security for a period of time sufficient for a recovery in value. If the decline in value is determined to be other-than-temporary, the carrying value of the security is generally written down to fair value through the Consolidated Statement of Operations. If such a 10% decrease in fair value were to occur, it would not result in an other-than-temporary impairment charge that would be material to our pre-tax earnings.

(b)	If such a 10% increase or decrease in fair values were to occur, the change of these trading investments would result in a corresponding increase or decrease in our pre-tax earnings.

(c)
These represent our direct investments in investment products that are consolidated. Upon consolidation, these direct investments are eliminated, and the assets and liabilities of the consolidated investment product and consolidated sponsored investment products are consolidated in the Consolidated Balance Sheet, together with a noncontrolling interest balance representing the portion of the consolidated investment product or consolidated sponsored investment products owned by third parties. If a 10% increase or decrease in the fair values of our direct investments in the consolidated investment product and consolidated sponsored investment products were to occur, it would result in a corresponding increase or decrease in our pre-tax earnings.

Interest Rate Risk
Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. At December 31, 2016, we were exposed to interest rate risk as a result of approximately $166.2 million in investments in fixed and floating rate income funds/vehicles in which we have invested and which includes our net interests in consolidated sponsored investment products and our consolidated investment product. We considered a hypothetical 100 basis point change in interest rates and determined that the fair value of our fixed income investments would change by an estimated $4.5 million.
At December 31, 2016, we had $30.0 million outstanding under our Credit Facility. Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at our option, either LIBOR for interest periods of one, two, three or six months or an alternate base rate (as defined in the Credit Facility agreement), plus, in each case, an applicable margin, that ranges from 0.75% to 2.25%.
     At December 31, 2016, we had $328.8 million outstanding of notes payable of our consolidated investment product. The notes bear interest at an annual rate equal to the average LIBOR rate for interest periods of three months and six months plus, in each case, an applicable margin, that ranges from 1.00% to 8.75%.

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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the period covered by the fourth quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policy or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based upon the Internal Control-Integrated Framework (2013) framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included in Item 15 of this Annual Report on Form 10-K.

Item 9B.	Other Information.

On February 22, 2017, the Compensation Committee approved a special one-time Performance Share Award (PSUs) to the Company’s executive officers in recognition of the significant effort and leadership required in connection with the anticipated closing and integration of the RidgeWorth Acquisition. Additionally, the Board of Directors approved a special one-time Performance Share Award for the CEO; this award was also granted in recognition of the anticipated closing and integration of the RidgeWorth Acquisition. The PSUs were awarded under the Company’s Amended and Restated Omnibus Incentive and Equity Plan.

George R. Aylward, the Company’s President and Chief Executive Officer, Michael A. Angerthal, the Company’s Executive Vice President, Chief Financial Officer and Treasurer, Francis G. Waltman, the Company’s Executive Vice President and Head of Product Management, Barry M. Mandinach, the Company’s Executive Vice President and Head of Distribution, and Mark S. Flynn, the Company’s Executive Vice President, General Counsel and Secretary, received awards with a grant date fair value equal to $1,000,000, $600,000, $600,000, $400,000 and $300,000, respectively. The PSUs will vest in equal installments on the first and second anniversary of the grant date, subject to (1) the closing of the RidgeWorth Acquisition and (2) the integration of the RidgeWorth Acquisition prior to the first anniversary of the grant date.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information concerning the Company’s directors and nominees under the caption “Item 1—Election of Directors,” information concerning the Audit Committee and the “audit committee financial expert” under the caption “Corporate Governance—Audit Committee,” information concerning the Company’s executive officers under the caption “Executive Officers,” and the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Company’s 2017 Annual Meeting of Shareholders, are incorporated herein by reference.
The Company has adopted a Code of Conduct that applies to the Company’s Chief Executive Officer, senior financial officers and all other Company employees, officers and Board members. The Code of Conduct is available in the Corporate Governance section of the Company’s Investor Relations website, http://ir.virtus.com, and is available in print to any person who requests it. Any substantive amendment to the Code of Conduct and any waiver in favor of a Board member or an executive officer may only be granted by the Board of Directors and will be publicly disclosed in the Corporate Governance section of the Company’s Investor Relations website, http://ir.virtus.com.
The information concerning procedures by which shareholders may recommend director nominees set forth under the caption “Corporate Governance—Governance Committee—Director Nomination Process” in the Company’s Proxy Statement for the Company’s 2017 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.	Executive Compensation.
The information relating to executive compensation and the Company’s policies and practices as they relate to the Company’s risk management is set forth under the captions “Executive Compensation,” “Director Compensation,” “Corporate Governance—Compensation Committee—Risks Related to Compensation Policies and Practices” and “Corporate Governance—Compensation Committee—Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the Company’s 2017 Annual Meeting of Shareholders and is incorporated herein by reference. The information included under the caption “Executive Compensation—Report of the Compensation Committee” in the Company’s Proxy Statement for the Company’s 2017 Annual Meeting of Shareholders is incorporated herein by reference but shall be deemed “furnished” (and not “filed”) with this report.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth under the caption “Security Ownership by Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the Company’s 2017 Annual Meeting of Shareholders is incorporated herein by reference.

The following table sets forth information as of December 31, 2016 with respect to compensation plans under which shares of our common stock may be issued:
EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders (2)	439,981	$17.77	749,178
Equity compensation plans not approved by security holders	—	—	—
Total	439,981	$17.77	749,178

(1)
The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock unit awards (“RSUs”) since recipients of such awards are not required to pay an exercise price to receive the shares subject to these awards.

(2)
Represents 137,157 shares of common stock issuable upon the exercise of stock options and 302,824 shares of our common stock issuable upon the vesting of RSUs outstanding under the Company’s Omnibus Incentive and Equity Plan (the “Omnibus Plan”). Of the 2,400,000 maximum number of shares of our common stock authorized for issuance under the Omnibus Plan, 87,616 shares of common stock have been issued on a cumulative basis in the form of direct grants to directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information set forth under the captions “Corporate Governance—Transactions with Related Persons” and “Corporate Governance—Director Independence” in the Company’s Proxy Statement for the Company’s 2017 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.
The information regarding auditors fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services to be provided by the Company’s independent registered public accounting firm set forth under the caption “Item 2—Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements: The following Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements of Virtus are included in this Annual Report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014
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

2.2
Agreement and Plan of Merger dated as of December 16, 2016 among the Registrant, 100 Pearl Street 2, LLC, Lightyear Fund III, AIV-2, L.P., and RidgeWorth Holdings LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed December 22, 2016).

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

3.6
Certificate of Designations of 7.25% Series D Mandatory Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed February 1, 2017).

(4)	Instruments Defining the Rights of Security Holders including Indentures
4.1	Specimen 7.25% Series D Mandatory Convertible Preferred Stock share certificate (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed on February 1, 2017)
(10)	Material Contracts
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

*10.6
Amended and Restated Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan, effective as of January 1, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed May 26, 2016).

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

*10.10
Form of Non-Qualified Stock Option Agreement under the Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q, filed May 13, 2009).

*10.11
Form of Restricted Stock Units Agreement under the Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q, filed May 13, 2009).

*10.12
Form of Performance Share Units Agreement under the Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.30 of the Registrant’s Quarterly Report on Form 10-Q, filed August 5, 2011).

10.13
Credit Agreement, dated as of September 30, 2016 among the Registrant, as Borrower, the Lenders Party Thereto, PNC Bank, National Association, as Syndication Agent, and The Bank of New York Mellon, as Administrative Agent, as Swingline Lender and as Issuing Bank.

10.14
Guarantee Agreement among the Registrant, Each Of The Subsidiary Guarantors Party Thereto and The Bank of New York Mellon, as Administrative Agent, dated as of September 30, 2016 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 10-K, filed October 5, 2016).

*10.15	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2009).
*10.16	Offer Letter from the Registrant to Mark S. Flynn dated December 9, 2010 (incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K, filed March 1, 2012).
10.17
Stock Purchase Agreement, dated October 27, 2016, between Bank of Montreal Holding Inc. and Virtus Investment Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 27, 2016).

10.18
Commitment Letter, dated as of December 16, 2016, among Barclays Bank PLC, Morgan Stanley Senior Funding, Inc. and Virtus Investment Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 22, 2016).

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
101
The following information formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014 and (iv) Notes to Consolidated Financial Statements.

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

Item 16.	Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 27, 2017

Virtus Investment Partners, Inc.

By:	/S/ MICHAEL A. ANGERTHAL
Michael A. Angerthal
Executive Vice President Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 27, 2017.

/S/ MARK C. TREANOR	/S/ GEORGE R. AYLWARD
Mark C. Treanor Director and Non-Executive Chairman	George R. Aylward President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ JAMES R. BAIO	/S/ SUSAN S. FLEMING
James R. Baio Director	Susan S. Fleming Director

/S/ TIMOTHY A. HOLT	/S/ SHEILA HOODA
Timothy A. Holt Director	Sheila Hooda Director

/S/ MELODY L. JONES	/S/ STEPHEN T. ZARRILLI
Melody L. Jones Director	Stephen T. Zarrilli Director

/S/ MICHAEL A. ANGERTHAL
Michael A. Angerthal Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Virtus Investment Partners, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Virtus Investment Partners, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
February 27, 2017

Virtus Investment Partners, Inc.
Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
Assets:
Cash and cash equivalents	$64,588	$87,574
Investments	89,371	56,738
Accounts receivable, net	35,879	38,757
Assets of consolidated sponsored investment products
Cash of consolidated sponsored investment products	3,650	1,513
Cash pledged or on deposit of consolidated sponsored investment products	984	10,353
Investments of consolidated sponsored investment products	142,075	323,335
Other assets of consolidated sponsored investment products	3,270	8,549
Assets of consolidated investment product
Cash equivalents of consolidated investment product	14,449	8,297
Investments of consolidated investment product	346,967	199,485
Other assets of consolidated investment product	5,888	1,467
Furniture, equipment, and leasehold improvements, net	7,728	9,116
Intangible assets, net	38,427	40,887
Goodwill	6,788	6,701
Deferred taxes, net	47,535	54,143
Other assets	16,789	12,814
Total assets	$824,388	$859,729
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$47,885	$49,617
Accounts payable and accrued liabilities	25,176	23,036
Dividends payable	3,479	4,233
Debt	30,000	—
Other liabilities	13,505	13,051
Liabilities of consolidated sponsored investment products	4,109	15,387
Liabilities of consolidated investment product
Debt of consolidated investment product	—	152,597
Notes payable of consolidated investment product	328,761	—
Securities purchased payable and other liabilities of consolidated investment product	12,534	18,487
Total liabilities	465,449	276,408
Commitments and Contingencies (Note 10)
Redeemable noncontrolling interests	37,266	73,864
Equity:
Equity attributable to stockholders:
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 9,119,058 shares issued and 5,889,013 shares outstanding at December 31, 2016 and 9,613,088 shares issued and 8,398,944 shares outstanding at December 31, 2015	91	96
Additional paid-in capital	1,090,331	1,140,875
Accumulated deficit	(424,279)	(472,614)
Accumulated other comprehensive loss	(224)	(1,034)
Treasury stock, at cost, 3,230,045 and 1,214,144 shares at December 31, 2016 and December 31, 2015, respectively	(344,246)	(157,699)
Total equity attributable to stockholders	321,673	509,624
Noncontrolling interests	—	(167)
Total equity	321,673	509,457
Total liabilities and equity	$824,388	$859,729
The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
($ in thousands, except per share data)	2016	2015	2014
Revenues
Investment management fees	$235,230	$264,865	$300,663
Distribution and service fees	48,250	67,066	91,950
Administration and transfer agent fees	38,261	48,247	56,016
Other income and fees	813	1,799	1,969
Total revenues	322,554	381,977	450,598
Operating Expenses
Employment expenses	135,641	137,095	139,809
Distribution and other asset-based expenses	69,049	89,731	123,665
Other operating expenses	50,274	63,901	46,531
Other operating expenses of consolidated sponsored investment products	3,009	4,134	3,038
Other operating expenses of consolidated investment product	3,944	—	—
Restructuring and severance	4,270	—	294
Depreciation and other amortization	3,092	3,443	2,763
Amortization expense	2,461	3,295	3,778
Total operating expenses	271,740	301,599	319,878
Operating Income	50,814	80,378	130,720
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	4,982	(862)	914
Realized and unrealized gain (loss) on investments of consolidated sponsored investment products, net	3,818	(23,181)	(4,648)
Realized and unrealized loss of consolidated investment product, net	(1,070)	(3,505)	—
Other income, net	1,089	898	891
Total other income (expense), net	8,819	(26,650)	(2,843)
Interest Income (Expense)
Interest expense	(679)	(523)	(537)
Interest and dividend income	1,743	1,261	1,706
Interest and dividend income of investments of consolidated sponsored investment products	7,509	11,504	7,268
Interest income of consolidated investment product	12,893	2,157	—
Interest expense of consolidated investment product	(11,292)	(484)	—
Total interest income, net	10,174	13,915	8,437
Income Before Income Taxes	69,807	67,643	136,314
Income tax expense	21,044	36,972	39,349
Net Income	48,763	30,671	96,965
Noncontrolling interests	(261)	4,435	735
Net Income Attributable to Common Stockholders	$48,502	$35,106	$97,700
Earnings per Share-Basic	$6.34	$3.99	$10.75
Earnings per Share-Diluted	$6.20	$3.92	$10.51
Cash Dividends Declared per Share	$1.80	$1.80	$1.35
Weighted Average Shares Outstanding-Basic (in thousands)	7,648	8,797	9,091
Weighted Average Shares Outstanding-Diluted (in thousands)	7,822	8,960	9,292
The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
($ in thousands)	2016	2015	2014

Net Income	$48,763	$30,671	$96,965
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of ($348), $266 and $132 for the years ended December 31, 2016, 2015 and 2014	569	(434)	(216)
Unrealized (loss) gain on available-for-sale securities, net of tax of ($32), $71, and ($76) for the years ended December 31, 2016, 2015 and 2014, respectively	241	(358)	124
Other comprehensive (loss) income	810	(792)	(92)
Comprehensive income	49,573	29,879	96,873
Comprehensive (income) loss attributable to noncontrolling interests	(261)	4,435	735
Comprehensive income attributable to common stockholders	$49,312	$34,314	$97,608

The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Attributed To Shareholders	Non- controlling Interest	Total Equity	Redeemable Non- controlling Interest
($ in thousands)	Shares	Par Value				Shares	Amount
Balances at December 31, 2013	9,105,521	$95	$1,135,644	$(605,221)	$(150)	350,000	$(37,438)	$492,930	$(62)	$492,868	$42,186
Net income (loss)	—	—	—	97,700	—	—	—	97,700	(128)	97,572	(607)
Net unrealized gain on securities available-for-sale	—	—	—	—	124	—	—	124	—	124	—
Foreign currency translation adjustment	—	—	—	—	(216)	—	—	(216)	—	(216)	—
Activity of noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	(18,508)
Cash dividends declared ($1.35 per common share)	—	—	(12,451)	—	—	—	—	(12,451)	—	(12,451)	—
Repurchase of common shares	(225,441)	—	—	—	—	225,441	(40,261)	(40,261)	—	(40,261)	—
Issuance of common stock related to employee stock transactions	95,753	1	1,416	—	—	—	—	1,417	—	1,417	—
Taxes paid on stock-based compensation	—	—	(9,512)	—	—	—	—	(9,512)	—	(9,512)	—
Stock-based compensation	—	—	9,006	—	—	—	—	9,006	—	9,006	—
Excess tax benefits from stock-based compensation	—	—	24,805	—	—	—	—	24,805	—	24,805	—
Balances at December 31, 2014	8,975,833	96	1,148,908	(507,521)	(242)	575,441	(77,699)	563,542	(190)	563,352	23,071
Net income (loss)	—	—	—	35,106	—	—	—	35,106	(176)	34,930	(4,259)
Net unrealized gain on securities available-for-sale	—	—	—	—	(358)	—	—	(358)	—	(358)
Foreign currency translation adjustment	—	—	—	—	(434)	—	—	(434)	—	(434)	—
Activity of noncontrolling interests, net	—	—	—	(199)	—	—	—	(199)	199	—	55,052
Cash dividends declared ($1.80 per common share)	—	—	(16,009)	—	—	—	—	(16,009)	—	(16,009)	—
Repurchase of common shares	(638,703)	—	—	—	—	638,703	(80,000)	(80,000)	—	(80,000)	—
Issuance of common shares related to employee stock transactions	61,814	—	842	—	—	—	—	842	—	842	—
Taxes paid on stock-based compensation	—	—	(5,080)	—	—	—	—	(5,080)	—	(5,080)	—
Stock-based compensation	—	—	11,116	—	—	—	—	11,116	—	11,116	—
Excess tax benefits from stock-based compensation	—	—	1,098	—	—	—	—	1,098	—	1,098	—
Balances at December 31, 2015	8,398,944	96	1,140,875	(472,614)	(1,034)	1,214,144	(157,699)	509,624	(167)	509,457	73,864
Net income	—	—	—	48,502	—	—	—	48,502	—	48,502	261
Net unrealized gain on securities available-for-sale	—	—	—	—	241	—	—	241	—	241
Foreign currency translation adjustment	—	—	—	—	569	—	—	569	—	569	—
Activity of noncontrolling interests, net	—	—	—	(167)	—	—	—	(167)	167	—	(36,859)
Cash dividends declared ($1.80 per common share)	—	—	(13,015)	—	—	—	—	(13,015)	—	(13,015)	—
Repurchase of common shares	(2,572,417)	(6)	(47,204)	—	—	2,015,901	(186,547)	(233,757)	—	(233,757)	—
Issuance of common shares related to employee stock transactions	62,486	1	1,054	—	—	—	—	1,055	—	1,055	—
Taxes paid on stock-based compensation	—	—	(1,530)	—	—	—	—	(1,530)	—	(1,530)	—
Stock-based compensation	—	—	11,449	—	—	—	—	11,449	—	11,449	—
Tax deficiencies from stock-based compensation	—	—	(1,298)	—	—	—	—	(1,298)	—	(1,298)	—
Balances at December 31, 2016	5,889,013	$91	$1,090,331	$(424,279)	$(224)	3,230,045	$(344,246)	$321,673	$—	$321,673	$37,266

The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Consolidated Statements of Cash Flow

	Years Ended December 31,
	2016	2015	2014
($ in thousands)
Cash Flows from Operating Activities:
Net income	$48,763	$30,671	$96,965
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense, intangible asset and other amortization	5,796	6,967	6,759
Stock-based compensation	11,948	11,863	9,778
Excess tax benefit from stock-based compensation	(401)	(1,586)	(24,805)
Amortization of deferred commissions	2,413	7,924	17,907
Payments of deferred commissions	(1,887)	(3,322)	(13,796)
Equity in earnings of equity method investments	(1,075)	(879)	(488)
Realized gain on sale of equity method investment	(2,883)	—	—
Realized and unrealized (gains) losses on trading securities, net	(2,099)	1,158	(914)
Sales (purchases) of trading securities, net	16,828	8,962	26,742
Loss on disposal of fixed assets	185	—	—
Deferred taxes, net	6,399	6,356	4,394
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	(1,695)	10,620	(4,157)
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	50	(14,795)	17,754
Operating activities of consolidated sponsored investment products:
Realized and unrealized (gains) losses on investments of consolidated sponsored investment products, net	(4,718)	26,532	4,671
Purchases of investments by consolidated sponsored investment products	(187,489)	(453,247)	(382,015)
Sales of investments by consolidated sponsored investment products	274,991	394,552	210,021
Net proceeds (purchases) of short term investments by consolidated sponsored investment products	6,139	(54,495)	(23,856)
(Purchases) sales of securities sold short by consolidated sponsored investment products, net	(4,520)	(1,747)	8,071
Change in cash pledged or on deposit of consolidated sponsored investment products	9,604	(2,604)	(10,785)
Change in other assets of consolidated sponsored investment products	(777)	(2,002)	(1,468)
Change in liabilities of consolidated sponsored investment products	325	2,107	351
Operating activities of consolidated investment product:
Amortization of discount on notes payable of consolidated investment product	3,719	—	—
Realized and unrealized losses of consolidated investment product, net	1,070	3,505	—
Purchases of investments by consolidated investment product	(276,727)	(199,892)	—
Sales of investments by consolidated investment product	125,502	13,864	—
Change in other assets of consolidated investment product	(714)	(426)	—
Change in liabilities of consolidated investment product	1,775	484	—
Net cash provided by (used in) operating activities	30,522	(209,430)	(58,871)
Cash Flows from Investing Activities:
Capital expenditures	(2,023)	(4,683)	(2,432)
Proceeds from sale of equity method investment	8,621	—	—
Decrease in cash and cash equivalents due to deconsolidation of sponsored investment products, net	(903)	—	(436)
Equity method investment contributions	(2,471)	(1,617)	(5,000)
Cash acquired in business combination	—	89	—
Purchases of available-for-sale securities	(145)	(227)	(313)
Net cash provided by (used) in investing activities	3,079	(6,438)	(8,181)
Cash Flows from Financing Activities:
Borrowings of proceeds from short sales by consolidated sponsored investment products	—	1,473	2,555
Payments on borrowings by consolidated sponsored investment products	(3,557)	(350)	—
(Repayment) Borrowings of debt of consolidated investment product	(152,597)	152,597	—

Proceeds from issuance of notes payable by consolidated investment product	316,280	—	—
Borrowings on credit facility	30,000	—	—
Repurchase of common shares	(233,757)	(80,000)	(40,261)
Dividends paid	(13,774)	(16,047)	(8,182)
Proceeds from exercise of stock options	491	116	753
Taxes paid related to net share settlement of restricted stock units	(1,530)	(5,080)	(9,512)
Excess tax benefits from stock-based compensation	401	1,586	24,805
Payment of deferred financing costs	(1,159)	(47)	—
Contributions of noncontrolling interests, net	10,904	55,700	28,653
Net cash (used in) provided by financing activities	(48,298)	109,948	(1,189)
Net decrease in cash and cash equivalents	(14,697)	(105,920)	(68,241)
Cash and cash equivalents, beginning of year	97,384	203,304	271,545
Cash and Cash Equivalents, end of year	$82,687	$97,384	$203,304
Supplemental Disclosure of Cash Flow Information
Interest paid	$420	$266	$266
Income taxes paid, net	$16,715	$31,850	$23,274
Supplemental Disclosure of Non-Cash Activities
Activity related to rabbi trust	$(499)	$(247)	$(843)
Change in accrual for capital expenditures	$134	$(692)	$(311)
Dividends payable	$2,650	$4,233	$4,270
Decrease to noncontrolling interest due to consolidation and (deconsolidation) of sponsored investment products, net	$(47,763)	$(648)	$(47,165)
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

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies, which have been consistently applied, are as follows:

Principles of Consolidation and Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of the Company, its subsidiaries and investment products that are consolidated. Voting interest entities ("VOEs") are consolidated when the Company is considered to have a controlling financial interest which is typically present when the Company owns a majority of the voting interest in an entity or otherwise has the power to govern the financial and operating policies of the entity. See Note 18 for additional information related to the consolidation of sponsored investment products and the consolidated investment product. Intercompany accounts and transactions have been eliminated.

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

The Company reclassified certain amounts in prior-period financial statements to conform to the current period's presentation. The Company has reclassified its net presentation of purchases and sales of investments by its consolidated sponsored investments products and its consolidated investment product in the Consolidated Statement of Cash Flows for the years ended December 31, 2015 and 2014 to conform with the current year presentation of showing purchases and sales of investments by its consolidated sponsored investments products and its consolidated investment product as separate line items within the cash flows from operating activities. The reclassification had no impact on the net cash provided by or used in operating, investing or financing activities within the Consolidated Statement of Cash Flows, Consolidated Balance Sheets or Statements of Operations, Comprehensive Income or Changes in Stockholders' Equity for any period presented.

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

Segment Information

Accounting Standards Codification (“ASC”) 280, Segment Reporting, establishes disclosure requirements relating to operating segments in annual and interim financial statements. Business or operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company operates in one business segment, namely as an asset manager providing investment management and distribution services for individual and institutional clients with investment professionals managing both retail and institutional products. The Company’s Chief Executive Officer is the Company’s chief operating decision maker. Although the Company provides disclosures regarding assets under management and other asset flows by product, the Company’s determination that it operates in one business segment is based on the fact that the same investment and operational resources support multiple products, such products have the same or similar regulatory framework and the Company’s chief operating decision maker reviews the Company’s financial performance at a consolidated level. Investment organizations within the Company are generally not aligned with specific product lines.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and money market fund investments.

Investments

Marketable Securities

Marketable securities include sponsored mutual funds, sponsored variable insurance funds and other equity securities classified as trading securities and sponsored closed-end funds classified as available-for-sale securities which are carried at fair value in accordance with ASC 320, Investments—Debt and Equity Securities (“ASC 320”). Marketable securities are marked to market based on the respective publicly quoted net asset values of the funds or market prices of the equity securities or bonds. Marketable securities transactions are recorded on a trade date basis. Any unrealized appreciation or depreciation on available-for-sale securities, net of income taxes, is reported as a component of accumulated other comprehensive income in equity attributable to stockholders in the Consolidated Statement of Comprehensive Income. Any unrealized appreciation or depreciation on trading securities is reported as realized and unrealized gain (loss) on investments in the Consolidated Statement of Operations.

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

Virtus Investment Partners, Inc.
Notes to Consolidated Financial Statements—(Continued)

Non-qualified Retirement Plan Assets and Liabilities

The Company has a non-qualified retirement plan (the “Excess Incentive Plan”) that allows certain employees to voluntarily defer compensation. Under the Excess Incentive Plan, participants elect to defer a portion of their compensation, which the Company then contributes into a trust. Each participant is responsible for designating investment options for assets they contribute, and the ultimate distribution paid to each participant reflects any gains or losses on the assets realized while in the trust. The Company holds the Excess Incentive Plan assets in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. Assets held in trust, which are considered trading securities, are included in investments and are carried at fair value in accordance with ASC 820, Fair Value Measurement; the associated obligations to participants are included in other liabilities in the Company’s Consolidated Balance Sheets and approximate the fair value of the associated assets. Assets held in trust consist of mutual funds and are recorded at fair value, utilizing Level 1 valuation techniques.

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

Goodwill represents the excess of the purchase price of acquisitions and mergers over the identified net assets and liabilities acquired. In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not being amortized. A single reporting unit has been identified for the purpose of assessing potential future impairments of goodwill. An impairment analysis of goodwill is performed annually or more frequently, if warranted by events or changes in circumstances affecting the

Virtus Investment Partners, Inc.
Notes to Consolidated Financial Statements—(Continued)

Company’s business. The Company follows the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment, which states that an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The Company’s 2016 and 2015 annual goodwill impairment analysis did not result in any impairment charges.

Indefinite-lived intangible assets are comprised of closed-end and exchange traded fund investment advisory contracts. These assets are tested for impairment annually and when events or changes in circumstances indicate the assets might be impaired. The Company follows ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which provides entities with an option to perform a qualitative assessment of indefinite-lived intangible assets other than goodwill for impairment to determine if additional impairment testing is necessary. The Company’s 2016 and 2015 annual indefinite-lived intangible assets impairment analyses did not result in any impairment charges.

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

The Company accounts for investment management fees in accordance with ASC 605, Revenue Recognition, and has recorded its management fees net of fees paid to unaffiliated subadvisers. The Company considers the nature of its contractual arrangements in determining whether to recognize revenue based on the gross amount billed or net amount retained. The Company has evaluated the factors in ASC 605-45 in determining whether to record revenue on a gross or net basis with significant weight placed on: (i) whether the Company is the primary obligor in the arrangement; and (ii) whether the Company has latitude in establishing price. Amounts paid to unaffiliated subadvisers for the years ended December 31, 2016, 2015 and 2014 were $47.2 million, $76.4 million and $124.4 million, respectively.

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

Fair Value Measurements and Fair Value of Financial Instruments

The FASB defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. ASC 820 Fair Value Measurements and Disclosures establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation hierarchy contains three levels as follows:

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

Virtus Investment Partners, Inc.
Notes to Consolidated Financial Statements—(Continued)

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

Recent Accounting Pronouncements

New Accounting Standards Implemented

The Company adopted Accounting Standards Update ("ASU") No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"), on January 1, 2016. This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain entities. Certain unconsolidated entities that had been classified as VOEs under previous consolidation guidance are now classified as VIEs under ASU 2015-02. As such, disclosure for VIEs is included in Note 18 to the consolidated financial statements. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

The Company adopted ASU No. 2014-13, Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity (“CFE”) ("ASU 2014-13"), on January 1, 2016. This new standard requires reporting entities to use the more observable of the fair value of the financial assets or the financial liabilities to measure the financial assets and the financial liabilities of a CFE when a CFE is initially consolidated. It permits entities to make an accounting policy election to apply this same measurement approach after initial consolidation or to apply other GAAP to account for the consolidated CFE’s financial assets and financial liabilities. It also prohibits all entities from electing to use the fair value option in ASC 825, Financial Instruments, to measure either the financial assets or financial liabilities of a consolidated CFE that is within the scope of this issue. The Company has elected the measurement alternative for its consolidated investment product. The Company's subsequent earnings from the consolidated investment product will reflect changes in value of the Company's own economic interest in the consolidated investment product. Disclosures for the Company's CFE are included in Note 18 to the consolidated financial statements. Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

The Company adopted ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"), on January 1, 2016. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

The Company adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-3"), on January 1, 2016, which changes the presentation of debt issuance costs in the balance sheet. This new standard requires that debt issuance costs be presented as a deduction from the carrying amount of the related debt rather than being presented as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15 to amend ASU 2015-03 to address line-of-credit agreements. ASU 2015-15 allows entities to present debt issuance costs related to line-of-credit agreements as an asset and amortize deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings. Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

New Accounting Standards Not Yet Implemented

In November 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-the period and end-of-period total amounts shown on the statement of cash flows. This standard is effective for annual periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted in any interim or annual period. A reporting entity should apply this standard on a retrospective basis as of the beginning of the fiscal

Virtus Investment Partners, Inc.
Notes to Consolidated Financial Statements—(Continued)

year for which the standard is effective. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15") which clarifies the treatment of several cash flow categories. In addition, ASU 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its Consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholdings on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. Under the modified retrospective transition method, the adoption of this standard will result in the Company recording a cumulative effect adjustment to retained earnings for excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable. Prospectively the Company will account for all excess tax benefits or deficiencies as part of income tax expense or benefit. The Company will also recognize the impact of forfeitures as they occur.

In March 2016, the FASB issued ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), which amends the principal-versus-agent implementation guidance in ASU 2014-09 Revenue from Contracts with Customers, as further discussed below. The new guidance will impact whether an entity reports revenue on a gross or net basis. The Company is currently evaluating the potential impact of adopting this standard on its Consolidated Financial Statements; which is effective for the Company in conjunction with the adoption of ASU 2014-09.

In March 2016, the FASB issued ASU No. 2016-07, Investments—Equity Method and Joint Ventures (Topic 232): Simplifying the Transition to the Equity Method of Accounting. This standard eliminates the requirement that when an existing cost method investment qualifies for use of the equity method, an investor must restate its historical financial statements, as if the equity method had been used during all previous periods. Under the new guidance, at the point an investment qualifies for the equity method, any unrealized gain or loss in accumulated other comprehensive income/(loss) will be recognized through earnings. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard will not have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). The standard replaces current codification Topic 840 with updated guidance on accounting for leases and requires a lessee to recognize assets and liabilities arising from an operating lease on the balance sheet, whereas previous GAAP rules did not require lease assets and liabilities to be recognized for most leases. Furthermore, companies are permitted to make an accounting policy election to not recognize lease assets and liabilities for leases with a term of 12 months or less. For both finance leases and operating leases, the lease liability should be initially measured at the present value of the lease payments. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will not significantly change under this new guidance. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods therein. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements but expects to record a right of use asset and a related lease obligation in the Company's consolidated balance sheet upon adoption.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), which requires all equity investments (other than those accounted for under the equity method) to be measured at fair value with changes in the fair value recognized through net income. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017 and interim periods therein. Early adoption is not permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements with respect to equity investments that currently report changes in fair value as a component of accumulated other comprehensive income in equity attributable to stockholders. Comprehensive income, net of tax, with respect to these equity investments was $0.2 million for the year ended December 31, 2016, and the comprehensive loss, net of tax, was $0.4 million for the year ended December 31, 2015.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 was originally

Virtus Investment Partners, Inc.
Notes to Consolidated Financial Statements—(Continued)

effective for fiscal years and interim periods within those years beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 by one year for periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date and requires either a retrospective or a modified retrospective approach to adoption. The core principle of the model is that revenue is recognized upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received for the goods or services. The guidance also changes the accounting for certain contract costs and revises the criteria for determining if an entity is acting as a principal or agent in certain arrangements. The guidance is effective for the Company beginning January 1, 2018 and allows for either a full retrospective or modified approach at adoption. Our implementation efforts include the identification of revenue within the scope of the guidance, as well as the evaluation of revenue contracts. Although the Company still continues to evaluate the impact of ASU 2014-09, we have not identified material changes in the timing of revenue recognition. We are also evaluating the presentation of certain revenue related-costs on a gross versus net basis and related disclosures of revenue.

3. Goodwill and Other Intangible Assets

Intangible assets, net are summarized as follows:

	December 31,
	2016	2015
($ in thousands)
Definite-lived intangible assets, net:
Investment contracts	$158,747	$158,747
Accumulated amortization	(155,136)	(152,676)
Definite-lived intangible assets, net	3,611	6,071
Indefinite-lived intangible assets	34,816	34,816
Total intangible assets, net	$38,427	$40,887

Activity in goodwill and intangible assets, net is as follows:

	Years Ended December 31,
	2016	2015	2014
($ in thousands)
Intangible assets, net
Balance, beginning of period	$40,887	$41,783	$44,633
Acquisition	—	2,400	1,075
Amortization expense	(2,460)	(3,296)	(3,925)
Balance, end of period	$38,427	$40,887	$41,783
Goodwill
Balance, beginning of period	$6,701	$5,260	$5,260
Acquisition	—	1,441	—
Acquisition related adjustments	87	—	—
Balance, end of period	$6,788	$6,701	$5,260

Definite-lived intangible asset amortization for the next five years is estimated as follows: 2017—$0.8 million, 2018—$0.6 million, 2019—$0.5 million, 2020—$0.4 million, 2021—$0.4 million, and thereafter—$0.9 million. At December 31, 2016, the weighted average estimated remaining amortization period for definite-lived intangible assets is 6.8 years.

4. Investments

Investments consist primarily of investments in the Company's sponsored mutual funds. The Company’s investments, excluding the assets of consolidated sponsored investment products and the assets of the consolidated investment product discussed in Note 18, at December 31, 2016 and 2015 were as follows:

Virtus Investment Partners, Inc.
Notes to Consolidated Financial Statements—(Continued)

	December 31,
	2016	2015
($ in thousands)
Marketable securities	$74,907	$41,496
Equity method investments	7,731	9,007
Nonqualified retirement plan assets	5,808	5,310
Other investments	925	925
Total investments	$89,371	$56,738

Marketable Securities
The Company’s marketable securities consist of both trading (including securities held by a broker-dealer affiliate) and available-for-sale securities. The composition of the Company’s marketable securities is summarized as follows:

December 31, 2016
	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored funds	$61,784	$(1,942)	$177	$60,019
Equity securities	10,578	—	895	11,473
Available-for-sale:
Sponsored closed-end funds	3,500	(265)	180	3,415
Total marketable securities	$75,862	$(2,207)	$1,252	$74,907

December 31, 2015
	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored funds	$31,167	$(2,134)	$298	$29,331
Equity securities	9,434	(386)	120	9,168
Available-for-sale:
Sponsored closed-end funds	3,355	(365)	7	2,997
Total marketable securities	$43,956	$(2,885)	$425	$41,496

For the year ended December 31, 2016, the Company recognized a net realized loss of $0.3 million on trading securities. For the years ended December 31, 2015 and 2014, the Company recognized a net realized gain of $0.4 million and $8.2 million, respectively, on trading securities.

Equity Method Investments

In 2014, the Company acquired an interest in a limited partnership for approximately $5.0 million which included a future capital commitment for up to $5.0 million, in the event that it was called by the partnership. For the year ended December 31, 2016, the Company made capital contributions of $2.5 million to the partnership, and the remaining capital commitment is $2.3 million.

On April 9, 2013, the Company acquired a 24% noncontrolling Euro-denominated equity interest in Kleinwort Benson Investors International, Ltd. (“KBII”), a subsidiary of Kleinwort Benson Investors (Dublin) (“KBID”) for €2.6 million or $3.4 million. KBII is a U.S. registered investment adviser that provides specialized equity strategies. This investment is translated into U.S. dollars at current exchange rates as of the end of each accounting period. Net income or loss of the noncontrolled affiliate is translated at average exchange rates in effect during the accounting period. Net translation exchange gains and losses

Virtus Investment Partners, Inc.
Notes to Consolidated Financial Statements—(Continued)

are excluded from income and recorded in accumulated other comprehensive income. This equity method investment was sold during 2016 for a realized gain of $2.9 million.

Nonqualified Retirement Plan Assets

The Company has a nonqualified retirement plan ( the "Excess Incentive Plan") which allows certain employees to voluntarily defer compensation. The Company holds the Excess Incentive Plan assets in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. Assets held in trust are included in investments and are carried at fair value in accordance with ASC 320; the associated obligations to participants are included in other liabilities in the Company’s Consolidated Balance Sheets.

Other Investments

Other investments represents interests in entities not accounted for under the equity method such as the cost method or fair value.

5. Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of consolidated sponsored investment products and the consolidated investment product discussed in Note 18, as of December 31, 2016 and December 31, 2015, by fair value hierarchy level were as follows:

December 31, 2016
	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$48,620	$—	$—	$48,620
Marketable securities trading:
Sponsored funds	60,019	—	—	60,019
Equity securities	11,473	—	—	11,473
Marketable securities available-for-sale:
Sponsored closed-end funds	3,415	—	—	3,415
Other investments
Nonqualified retirement plan assets	5,808	—	—	5,808
Total assets measured at fair value	$129,335	$—	$—	$129,335

December 31, 2015
	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$54,772	$—	$—	$54,772
Marketable securities trading:
Sponsored funds	29,331	—	—	29,331
Equity securities	9,168	—	—	9,168
Marketable securities available-for-sale:
Sponsored closed-end funds	2,997	—	—	2,997
Other investments
Nonqualified retirement plan assets	5,310	—	—	5,310
Total assets measured at fair value	$101,578	$—	$—	$101,578

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

Transfers into and out of levels are reflected when significant inputs used for the fair value measurement, including market inputs or performance attributes, become observable or unobservable or when the Company determines it has the ability, or no longer has the ability, to redeem, in the near term, certain investments that the Company values using a net asset value, or if the book value no longer represents fair value. There were no transfers between Level 1 and Level 2 during the years ended December 31, 2016 and 2015.

6. Furniture, Equipment and Leasehold Improvements, Net

Furniture, equipment and leasehold improvements, net are summarized as follows:

	December 31,
	2016	2015
($ in thousands)
Furniture and office equipment	$5,933	$5,840
Computer equipment and software	7,330	6,600
Leasehold improvements	11,334	11,071
	24,597	23,511
Accumulated depreciation and amortization	(16,869)	(14,395)
Furniture, equipment and leasehold improvements, net	$7,728	$9,116

7. Income Taxes

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2016	2015	2014
($ in thousands)
Current
Federal	$12,790	$28,077	$31,787
State	1,855	2,539	3,168
Total current tax expense	14,645	30,616	34,955
Deferred
Federal	5,489	4,339	3,200
State	910	2,017	1,194
Total deferred tax expense	6,399	6,356	4,394
Total expense for income taxes	$21,044	$36,972	$39,349

Virtus Investment Partners, Inc.
Notes to Consolidated Financial Statements—(Continued)

The following presents a reconciliation of the provision (benefit) for income taxes computed at the federal statutory rate to the provision (benefit) for income taxes recognized in the Consolidated Statements of Operations for the years indicated:

	Years Ended December 31,
	2016		2015		2014
($ in thousands)
Tax at statutory rate	$24,432	35%	$23,675	35%	$47,922	35%
State taxes, net of federal benefit	2,010	3	2,717	4	4,357	3
Uncertain tax positions	—	—	—	—	(30,961)	(22)
IRS audit resolution	—	—	—	—	15,505	11
Effect of net income attributable to noncontrolling interests	(91)	—	1,492	2	—	—
Change in valuation allowance	(5,125)	(7)	7,812	12	2,165	2
Other, net	(182)	(1)	1,276	2	361	—
Income tax expense	$21,044	30%	$36,972	55%	$39,349	29%
The provision for income taxes reflects U.S. federal, state and local taxes at an estimated effective tax rate of 30%, 55% and 29% for the years ended December 31, 2016, 2015 and 2014, respectively. The Company's tax position for the years ended December 31, 2016 and 2015 was impacted by changes in the valuation allowance related to the unrealized and realized gain/loss position on the Company’s marketable securities. Additionally, the Company’s effective tax rate for the year ended December 31, 2014 was impacted by a net tax benefit of approximately $15.5 million due to the resolution of an Internal Revenue Service (“IRS”) examination of the Company's 2011 federal consolidated corporate income tax return. The net benefit is comprised of the recognition of tax benefits from previously uncertain tax positions of approximately $31.0 million and a reduction in the available loss deduction of approximately $15.5 million, of which both related to the past dissolution of a subsidiary.

Deferred taxes resulted from temporary differences between the amounts reported in the consolidated financial statements and the tax basis of assets and liabilities. The tax effects of temporary differences are as follows:

	December 31,
	2016	2015
($ in thousands)
Deferred tax assets:
Intangible assets	$19,348	$27,728
Net operating losses	20,272	20,591
Compensation accruals	8,854	7,804
Capitalized transaction costs	10,022	8,704
Unrealized loss	5,291	12,157
Other	1,394	118
Gross deferred tax assets	65,181	77,102
Valuation allowance	(5,731)	(10,855)
Gross deferred tax assets after valuation allowance	59,450	66,247
Deferred tax liabilities:
Intangible assets	(11,915)	(12,104)
Gross deferred tax liabilities	(11,915)	(12,104)
Deferred tax assets, net	$47,535	$54,143
At each reporting date, the Company evaluates the positive and negative evidence used to determine the likelihood of realization of its deferred tax assets. The Company maintained a valuation allowance in the amount of $5.7 million and $10.9 million at December 31, 2016 and 2015, respectively, relating to deferred tax assets on items of a capital nature as well as certain state deferred tax assets.

Virtus Investment Partners, Inc.
Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2016, the Company had net operating loss carry-forwards for federal income tax purposes represented by a $14.1 million deferred tax asset. The related federal net operating loss carry-forwards are scheduled to begin to expire in the year 2031. As of December 31, 2016, the Company had state net operating loss carry-forwards, varying by subsidiary and jurisdiction, represented by a $6.2 million deferred tax asset. The state net operating loss carry-forwards are scheduled to begin to expire in 2017.
Internal Revenue Code Section 382 limits tax deductions for net operating losses, capital losses and net unrealized built-in losses after there is a substantial change in ownership in a corporation’s stock involving a 50 percentage point increase in ownership by 5% or larger stockholders. During the year ended December 31, 2009, the Company incurred an ownership change as defined in Section 382. At December 31, 2016, the Company has pre-change losses, represented by deferred tax assets totaling $21.4 million. The utilization of these assets in subject to an annual limitation of $1.6 million.

Activity in unrecognized tax benefits is as follows:

	Years Ended December 31,
	2016	2015	2014
($ in thousands)
Balance, beginning of year	$—	$—	$32,602
Decrease related to tax positions taken in prior years	—	—	(32,602)
Increase related to positions taken in the current year	—	—	—
Balance, end of year	$—	$—	$—
The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. The Company recorded no interest or penalties related to unrecognized tax benefits at December 31, 2016, 2015 and 2014.

During the year ended December 31, 2016, the Company experienced a tax shortfall of $1.3 million related to certain stock-based incentive plans. Under ASC 718, these tax shortfalls are able to be offset to the extent of the accumulated windfall deductions recorded in stockholders equity in the Company's Consolidated Balance Sheet.

The earliest federal tax year that remains open for examination is 2008 since net operating loss carry-forwards from 2008 could be denied when claimed in future years. The earliest open years in the Company’s major state tax jurisdictions are 2008 for Connecticut and 2012 for all of the Company's remaining state tax jurisdictions.

8. Business Combinations

Virtus ETF Solutions

On April 10, 2015, the Company made an investment of approximately $4.8 million for a majority ownership position in Virtus ETF Solutions (“VES”), formerly known as ETF Issuer Solutions. VES is a New York City-based company that operates a platform for listing, operating, and distributing exchange traded funds. The transaction was accounted for under ASC 805, Business Combinations. Goodwill of $1.5 million and other intangible assets of $2.4 million were recorded as a result of this transaction. The impact of this transaction was not material to the Company’s consolidated financial statements. As part of the purchase agreement, the minority shareholders, who own 42.5% of VES, have the ability to redeem a portion of their membership interests each year beginning in 2021 based on a multiple of 6 times trailing 12 months EBITDA. At December 31, 2016, the Company had $3.5 million accrued for the estimated redemption liability.

RidgeWorth Investments

On December 16, 2016, we entered into an agreement (the “Merger Agreement”) to acquire RidgeWorth Holdings, LLC (“RidgeWorth”). The purchase price for the Company’s acquisition of RidgeWorth (the “Proposed Acquisition”) equals (x) $472.0 million, plus (y) the fair market value of certain of RidgeWorth’s investments at the effective time of the Proposed Acquisition (the "Closing"), with the final purchase price subject to adjustments for working capital and client consents. The Proposed Acquisition is expected to close in mid-2017, subject to the satisfaction or waiver of various conditions; however, there can be no assurance that the Proposed Acquisition will close, or if it does, when the Closing will occur.

Virtus Investment Partners, Inc.
Notes to Consolidated Financial Statements—(Continued)

9. Debt

Credit Facility

On September 30, 2016, the Company entered into a new senior unsecured revolving credit facility (“Credit Facility”) replacing the previous senior secured revolving credit facility. The Credit Facility has a five-year term and provides for borrowing capacity of up to $150.0 million, with an increase provision to $200.0 million conditioned on approval by the lending group. In addition, the Credit Facility has a $7.5 million sub-limit for the issuance of standby letters of credit. At December 31, 2016 and 2015, we had $30.0 million and $0.0 million respectively, of debt outstanding under our credit facility. On February 6, 2017, the Company repaid its $30.0 million debt outstanding.

Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at the Company’s option, either LIBOR for interest periods of one, two, three or six months or an alternate base rate (as defined in the Credit Facility agreement), plus, in each case, an applicable margin, that ranges from 0.75% to 2.25%. At December 31, 2016, amounts outstanding under the Credit Facility bore interest at a rate of 2.5625%. Under the terms of the Credit Facility, the Company is also required to pay certain fees, including an annual commitment fee that ranges from 0.30% to 0.45% on undrawn amounts and a letter of credit participation fee at an annual rate equal to the applicable margin as well as any applicable fronting fees, each of which is payable quarterly in arrears.

The credit agreement governing the Credit Facility contains customary restrictive covenants on the Company and its subsidiaries. Restrictive covenants in the credit agreement include, but are not limited to: prohibitions on creating, incurring or assuming any liens; entering into merger arrangements; selling, leasing, transferring or otherwise disposing of assets; making a material change in the nature of the business; entering into transactions with affiliates; and incurring indebtedness through the subsidiaries. Many of these restrictions are subject to certain minimum thresholds and exceptions. Financial covenants under the credit agreement include: (i) the quarterly maintenance of a leverage ratio (total debt to adjusted EBITDA), as defined in the credit agreement, of not greater than 3.00:1.00, and (ii) a minimum interest coverage ratio (EBITDA to interest expense) for the four consecutive fiscal quarters ended before the date of determination) of not less than 4.00:1.00. The Company was in compliance with all debt covenants at December 31, 2016.

Debt Financing Commitment

In connection with the Merger Agreement, on December 16, 2016, the Company entered into a debt financing commitment letter (the "Commitment Letter") with Barclays Bank PLC and Morgan Stanley Senior Funding, Inc. (the “Initial Commitment Parties”). Pursuant to the Commitment Letter, the Initial Commitment Parties committed to arrange and provide the Company with a senior secured credit facility ("Loan Facility") composed of (i) a term loan of up to $475.0 million with an expected maturity of seven years from the execution date and (ii) a revolving credit facility of up to $100.0 million maturing five years after the execution date. On February 1, 2017 we issued common stock and mandatory convertible preferred stock for total net proceeds of $207.1 million and, as a result, on February 7, 2017, the term loan under the Loan Facility was reduced from $475.0 million to $260.0 million in accordance with the terms of the Commitment Letter.

The availability of borrowings under the Loan Facility is subject to satisfaction of certain customary conditions which include termination and repayment of all amounts outstanding under our existing senior unsecured revolving credit facility (using cash on hand). The senior secured credit facility will contain affirmative and negative financial and operating covenants and events of default customary for facilities of this type. The credit facility will be guaranteed by the Company's domestic subsidiaries (subject to certain exceptions) and will be secured by substantially all of the Company's assets.

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

Virtus Investment Partners, Inc.
Notes to Consolidated Financial Statements—(Continued)

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

In re Virtus Investment Partners, Inc. Securities Litigation; formerly Tom Cummins v. Virtus Investment Partners Inc.
et al

On February 20, 2015, a putative class action complaint alleging violations of certain provisions of the federal securities laws was filed by an individual shareholder against the Company and certain of the Company’s current officers (the “defendants”) in the United States District Court for the Southern District of New York (the "Court"). On April 21, 2015, three plaintiffs, including the original plaintiff, filed motions to be appointed lead plaintiff and, on June 9, 2015, the Court appointed Arkansas Teachers Retirement System lead plaintiff. On August 21, 2015, the plaintiffs filed a Consolidated Class Action Complaint (the “Consolidated Complaint”) amending the originally filed complaint, which was purportedly filed on behalf of all purchasers of the Company’s common stock between January 25, 2013 and May 11, 2015 (the “Class Period”). The Consolidated Complaint alleges that, during the Class Period, the defendants disseminated materially false and misleading statements and concealed material adverse facts relating to certain funds formerly subadvised by F-Squared Investments Inc. ("F-Squared"). The Consolidated Complaint alleges claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5. The plaintiff seeks to recover unspecified damages. A motion to dismiss the Consolidated Complaint was filed on behalf of the Company and the other defendants on October 21, 2015. On July 1, 2016, the Court entered an opinion and order granting in part, and denying in part, the motion to dismiss, narrowing Plaintiff's claims under Sections 10(b) and 20(a) of the Exchange Act and dismissing one of the defendants from the suit. The remaining defendants' Answer to the Consolidated Complaint was filed on August 5, 2016. The parties are briefing Plaintiff's motion for class certification, and oral argument on class certification will be held on March 3, 2017. The Company believes that the suit is without merit and intends to defend it vigorously. The Company believes that there is not a material loss that is probable and reasonably estimable related to this claim.

Mark Youngers v. Virtus Investment Partners, Inc. et al

On May 8, 2015, a putative class action complaint alleging violations of certain provisions of the federal securities laws was filed in the United States District Court for the Central District of California (the "District Court") by an individual who alleges he is a former shareholder of one of the Virtus mutual funds formerly subadvised by F-Squared and formerly known as the AlphaSector Funds. The complaint alleges claims against the Company, certain of the Company’s officers and affiliates, and certain other parties (the “defendants”). The complaint was purportedly filed on behalf of purchasers of the AlphaSector Funds between May 8, 2010 and December 22, 2014, inclusive (the “Class Period”). The complaint alleges that, during the Class Period, the defendants disseminated materially false and misleading statements and concealed or omitted material facts necessary to make the statements made not misleading. On June 7, 2015, a group of three individuals, including the original plaintiff, filed a motion to be appointed lead plaintiff, and on July 27, 2015, the District Court appointed movants as lead plaintiff. On October 1, 2015, the plaintiffs filed a First Amended Class Action Complaint which, among other things, added a derivative claim for breach of fiduciary duty on behalf of Virtus Opportunities Trust. On October 19, 2015, the District Court entered an order transferring the action to the Southern District of New York (the "Court"). On January 4, 2016, the Plaintiffs filed a Second Amended Complaint. A motion to dismiss was filed on behalf of the Company and affiliated defendants on February 1, 2016. On July 1, 2016, the Court entered an opinion and order granting in part, and denying in part, the motion to dismiss. The Court dismissed four causes of action entirely and a fifth cause of action with respect to a portion of the Class Period. The Court also dismissed all claims against ten defendants named in the Complaint. The Court held that the Plaintiffs may pursue certain securities claims under Sections 10(b) and 20(a) of the Exchange Act and Section 12 of the Securities Act of 1933. The remaining defendants filed an Answer to the Second Amended Complaint on August 5, 2016. A Stipulation of Voluntary Dismissal of the claim under Section 12 of the Securities Act was filed on September 15, 2016. The defendants filed

Virtus Investment Partners, Inc.
Notes to Consolidated Financial Statements—(Continued)

a motion to certify an interlocutory appeal of the July 1, 2016 order to the Court of Appeals for the Second Circuit on August 26, 2016. The motion was denied on January 6, 2017. The parties are briefing Plaintiff's motion for class certification, and oral argument on class certification will be held on March 3, 2017. The Company believes that the suit has no basis in law or fact and intends to defend it vigorously. The Company believes that there is not a material loss that is probable and reasonably estimable related to this claim.

Lease Commitments

The Company incurred rental expenses, primarily related to office space, under operating leases of $4.4 million, $4.3 million and $3.7 million in 2016, 2015 and 2014, respectively. Minimum aggregate rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2016 are as follows: $5.0 million in 2017; $4.5 million in 2018; $3.0 million in 2019; $2.4 million in 2020; $1.9 million in 2021; and $1.3 million thereafter.

11. Equity Transactions

As of December 31, 2016, 3.43 million shares of the Company's common stock have been authorized to be repurchased under the Board of Directors approved share repurchase program and 0.2 million shares remain available for repurchase.  Under the terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

During the year ended December 31, 2016, the Company repurchased a total of 2,572,417 common shares for approximately $233.7 million, under board approved repurchases which included the repurchase of 1,727,746 common shares at a price of $93.50 per share for a total purchase price of $161.5 million with Bank of Montreal Holdings Inc. pursuant to a Stock Purchase Agreement and the repurchase of 556,516 shares, representing 6.7% of the Company's common stock outstanding, pursuant to a "modified Dutch Auction" tender offer. As of December 31, 2016, the Company has repurchased a total of 3,786,561 shares of common stock at a weighted average price of $103.38 per share plus transaction costs for a total cost of $391.5 million.

During each quarter of the year ended December 31, 2016, the Board of Directors declared quarterly cash dividends of $0.45 each. Total dividends declared were $13.0 million for the year ended December 31, 2016. At December 31, 2016, $3.5 million is included as dividends payable in liabilities in the Consolidated Balance Sheet, primarily representing the fourth quarter dividend to be paid on February 10, 2017 to all shareholders of record on January 31, 2017.
On February 1, 2017, the Company issued 910,000 shares of common stock and 1,150,000 shares of 7.25% mandatory convertible preferred stock ("MCPS") in a public offering which included the exercised over-allotment option for the MCPS offering for net proceeds of $207.1 million, after underwriting discounts, commissions and other offering expenses. On February 24, 2017, the underwriters exercised their option to purchase an additional 136,500 shares of common stock for net proceeds of $14.3 million. The mandatory convertible preferred stock was issued and has a liquidation preference of $100.00 per share. Unless converted earlier, each share of mandatory convertible preferred stock will convert automatically on February 1, 2020 (the "mandatory conversion date") into between 0.7576 and 0.9091 shares of common stock, subject to customary anti-dilution adjustments. The number of shares of common stock issuable upon conversion will be determined based on the average volume-weighted average price per share of Virtus common stock over the 20 consecutive trading day period beginning on, and including, the 22nd scheduled trading day immediately preceding the mandatory conversion date. Each share of MCPS can be converted prior to the mandatory conversion date at the option of the holder at the minimum conversion rate of 0.7576 or at specified rate, in the event of a fundamental change as defined in the certificate of designations of the MCPS.
Dividends on the mandatory convertible preferred stock will be payable on a cumulative basis when, as and if declared by Virtus' board of directors, at an annual rate of 7.25 percent on the liquidation preference of $100.00 per share. If declared, these dividends will be paid in cash, or, subject to certain limitations, in shares of Virtus' common stock (or a combination) on February 1, May 1, August 1, and November 1 of each year, commencing May 1, 2017, and continuing to, and including, February 1, 2020.

12. Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive loss, by component, are as follows:

Virtus Investment Partners, Inc.
Notes to Consolidated Financial Statements—(Continued)

	Unrealized Gains and (Losses) on Securities Available-for- Sale	Foreign Currency Translation Adjustments
($ in thousands)
Balance December 31, 2015	$(465)	$(569)
Unrealized net gain on available-for-sale securities, net of tax of ($32)	241	—
Foreign currency translation adjustments, net of tax of ($348)	—	569
Amounts reclassified from accumulated other comprehensive loss	—	—
Net current-period other comprehensive income	241	569
Balance December 31, 2016	$(224)	$—

	Unrealized Gains and (Losses) on Securities Available-for- Sale	Foreign Currency Translation Adjustments
($ in thousands)
Balance December 31, 2014	$(107)	$(135)
Unrealized net loss on available-for-sale securities, net of tax of $71	(358)	—
Foreign currency translation adjustments, net of tax of $266	—	(434)
Amounts reclassified from accumulated other comprehensive loss	—	—
Net current-period other comprehensive (loss)	(358)	(434)
Balance December 31, 2015	$(465)	$(569)

13. Retirement Savings Plan

The Company sponsors a defined contribution 401(k) retirement plan (the “401(k) Plan”) covering all employees who meet certain age and service requirements. Employees may contribute a percentage of their eligible compensation into the 401(k) Plan, subject to certain limitations imposed by the Internal Revenue Code. The Company matches employees’ contributions at a rate of 100% of employees’ contributions up to the first 3.0% and 50.0% of the next 2.0% of the employees’ compensation contributed to the 401(k) Plan. The Company’s matching contributions were $2.4 million, $2.1 million and $2.8 million in 2016, 2015 and 2014, respectively.

14. Stock-Based Compensation

The Company has an Omnibus Incentive and Equity Plan (the “Plan”) under which officers, employees and directors may be granted equity-based awards, including restricted stock units (“RSUs”), stock options and unrestricted shares of common stock. On May 25, 2016, the shareholders of the Company approved an amendment to the Plan, which increased the number of authorized shares to 2,400,000. At December 31, 2016, 749,178 shares of common stock remain available for issuance of the 2,400,000 shares that were authorized for issuance under the Plan.

Each RSU entitles the holder to one share of common stock when the restriction expires. RSUs generally have a term of one to three years and may be time-vested or performance-contingent. Stock options generally cliff vest after three years and have a contractual life of ten years. The fair value of each RSU is estimated using the intrinsic value method, which is based on the fair market value price on the date of grant unless it contains a performance metric that is considered a market condition. RSUs that contain a market condition are valued using a simulation valuation model. Stock options are granted with an exercise price equal to the fair market value of the shares at the date of grant. Shares that are issued upon vesting of RSUs and exercise of stock options are newly issued shares from the Plan and are not issued from treasury stock.

Virtus Investment Partners, Inc.
Notes to Consolidated Financial Statements—(Continued)

Stock-based compensation expense is summarized as follows:

	Years Ended December 31,
	2016	2015	2014
($ in thousands)
Stock-based compensation expense	$11,948	$11,863	$9,778
RSU activity for the year ended December 31, 2016 is summarized as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	191,617	$156.66
Granted	178,333	$80.33
Forfeited	(11,502)	$109.64
Settled	(55,624)	$167.23
Outstanding at December 31, 2016	302,824	$111.56
The grant-date intrinsic value of RSUs granted during the year ended December 31, 2016 was $14.3 million. The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2016, 2015 and 2014 was $80.33, $134.37 and $183.83 per share, respectively. The total fair value of RSUs vested during the years ended December 31, 2016, 2015 and 2014 was $9.3 million, $11.8 million and $21.1 million, respectively. For the years ended December 31, 2016, 2015 and 2014, a total of 19,592, 37,488 and 50,952 RSUs, respectively, were withheld through net share settlement by the Company to settle minimum employee tax withholding obligations. The Company paid $1.5 million, $5.1 million and $9.1 million for the years ended December 31, 2016, 2015 and 2014, respectively, in minimum employee tax withholding obligations related to RSUs withheld. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have been otherwise issued as a result of the vesting.
As of December 31, 2016, unamortized stock-based compensation expense for outstanding RSUs was $16.0 million, with a weighted average remaining contractual life of 1.4 years. As of December 31, 2015, unamortized stock-based compensation expense for outstanding RSUs was $16.7 million, with weighted average remaining contractual life of 1.7 years. The Company did not capitalize any stock-based compensation expenses during the years ended December 31, 2016, 2015 and 2014. There were no unvested stock options at December 31, 2016.
During the years ended December 31, 2016 and 2015, the Company granted 33,244 and 33,632 RSUs, respectively, each of which contains two performance based metrics in addition to a service condition (Performance Share Units or "PSUs"). For the years ended December 31, 2016 and 2015, total stock-based compensation expense included $2.8 million and $2.5 million respectively, for PSUs. As of December 31, 2016 and 2015, unamortized stock-based compensation expense related to PSUs was $3.3 million and $6.2 million, respectively.

Compensation expense for these PSUs is recognized over the three year service period based upon the value determined using a combination of the intrinsic value method, for awards that contain a performance metric that represents a "performance condition" in accordance with ASC 718 and the Monte Carlo simulation valuation model for awards under the performance metric that represents a "market condition" under ASC 718. Compensation expense for the awards that contain a market condition is fixed at the date of grant and will not be adjusted in future periods based upon the achievement of the market condition. Compensation expense for the awards with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon the final outcome.

Virtus Investment Partners, Inc.
Notes to Consolidated Financial Statements—(Continued)

Stock option activity for the year ended December 31, 2016 is summarized as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	156,636	$18.78
Granted	—	$—
Exercised	(19,479)	$25.89
Forfeited	—	$—
Outstanding at December 31, 2016	137,157	$17.77
Vested and exercisable at December 31, 2016	137,157	$17.77
The weighted-average remaining contractual term for stock options outstanding at December 31, 2016 and December 31, 2015 was 1.9 and 2.9 years, respectively. The weighted-average remaining contractual term for stock options vested and exercisable at December 31, 2016 was 1.9 years. At December 31, 2016, the aggregate intrinsic value of stock options outstanding and vested and exercisable was $13.8 million. The total intrinsic value of stock options exercised for the years ended December 31, 2016, 2015 and 2014 was $1.3 million, $0.7 million and $4.2 million, respectively. Cash received from stock option exercises was $0.5 million, $0.1 million and $0.8 million for 2016, 2015 and 2014, respectively.
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

15. Restructuring and Severance

During the year ended December 31, 2016, the Company incurred $3.9 million in severance costs related to staff reductions, primarily in business support areas, and $0.4 million in costs related to future lease obligations and leasehold improvement write-offs for vacated office space. Total unpaid severance and related charges as of December 31, 2016 was $2.4 million.

16. Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Years Ended December 31,
	2016	2015	2014
($ in thousands, except per share amounts)
Net Income	$48,763	$30,671	$96,965
Noncontrolling interests	(261)	4,435	735
Net Income Attributable to Common Stockholders	$48,502	$35,106	$97,700
Shares:
Basic: Weighted-average number of shares outstanding	7,648	8,797	9,091
Plus: Incremental shares from assumed conversion of dilutive instruments	174	163	201
Diluted: Weighted-average number of shares outstanding	7,822	8,960	9,292
Earnings per share—basic	$6.34	$3.99	$10.75
Earnings per share—diluted	$6.20	$3.92	$10.51

For the years ended December 31, 2016, 2015 and 2014, there were 7,973, 1,521 and 6,085 instruments, respectively, excluded from the above computations of weighted-average shares for diluted EPS because the effect would be anti-dilutive.

Virtus Investment Partners, Inc.
Notes to Consolidated Financial Statements—(Continued)

17. Concentration of Credit Risk

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company. The following funds provided 10 percent or more of the total revenues of the Company:

	Years Ended December 31,
	2016	2015	2014
($ in thousands)
Virtus Emerging Markets Opportunities Fund
Investment management, administration and transfer agent fees	$49,085	$62,329	$50,435
Percent of total revenues	15%	16%	11%
Virtus Multi-Sector Short Term Bond Fund
Investment management, administration and transfer agent fees	$43,579	$49,174	$55,401
Percent of total revenues	14%	13%	12%

18. Consolidation

The Company has two types of investment products that are consolidated: consolidated sponsored investment product and the consolidated investment product. Consolidated sponsored investment products are investment products in which the Company generally holds a majority of the beneficial interests. The consolidated investment product is a collateralized loan obligation ("CLO") in which the Company has less than the majority of the beneficial interests. The secured notes of the CLO have contractual recourse only to the related assets of the CLO and are classified as financial liabilities. The consolidation and deconsolidation of these investment products have no impact on net income attributable to stockholders. The Company’s risk with respect to these investments is limited to its beneficial interests in these products. The Company has no right to the benefits from, and does not bear the risks associated with, these investment products beyond the Company’s investments in, and fees generated from, these products.

Consolidated Sponsored Investment Products

In the normal course of its business, the Company sponsors various investment products. The Company consolidates, as a consolidated sponsored investment product, an investment product when it owns a majority of the voting interest in the entity or it is the primary beneficiary of an investment product that is a VIE.
As of December 31, 2016 and December 31, 2015, the Company consolidated 19 and 12 sponsored investment products, respectively. During the year ended December 31, 2016, the Company consolidated 12 additional sponsored investment products and deconsolidated 5 sponsored investment products because the Company no longer has a majority voting interest.
The following table presents the balances of the consolidated sponsored investment products that were reflected in the Consolidated Balance Sheets as of December 31, 2016 and 2015:

	As of December 31,
	2016		2015
($ in thousands)	VOE's	VIE	VOE's	VIE
Total cash	$1,859	$2,775	$11,408	$458
Total investments	99,247	42,828	291,247	32,088
All other assets	2,211	1,059	8,281	268
Total liabilities	(2,310)	(1,799)	(14,948)	(439)
Redeemable noncontrolling interest	(12,505)	(24,761)	(61,236)	(12,628)
The Company’s net interests in consolidated sponsored investment products	$88,502	$20,102	$234,752	$19,747

Virtus Investment Partners, Inc.
Notes to Consolidated Financial Statements—(Continued)

 Fair Value Measurements of Consolidated Sponsored Investment Products
The assets and liabilities of the consolidated sponsored investment products measured at fair value on a recurring basis by fair value hierarchy level were as follows:

As of December 31, 2016
	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Debt securities	$—	$101,510	$87	$101,597
Equity securities	40,270	208	—	40,478
Derivatives	4	—	—	4
Total assets measured at fair value	$40,274	$101,718	$87	$142,079
Liabilities
Derivatives	$3	$235	$62	$300
Short sales	649	—	—	649
Total liabilities measured at fair value	$652	$235	$62	$949

As of December 31, 2015
	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Debt securities	$—	$151,156	$1,397	$152,553
Equity securities	162,986	7,796	—	170,782
Derivatives	33	738	—	771
Total assets measured at fair value	$163,019	$159,690	$1,397	$324,106
Liabilities
Derivatives	$128	$844	$—	$972
Short sales	5,334	75	—	5,409
Total liabilities measured at fair value	$5,462	$919	$—	$6,381

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

Virtus Investment Partners, Inc.
Notes to Consolidated Financial Statements—(Continued)

The following table is a reconciliation of assets and liabilities of consolidated sponsored investment products for Level 3 investments for which significant unobservable inputs were used to determine fair value.

	Year Ended December 31,
	2016	2015
(in thousands)
Level 3 Debt Securities (a)
Balance at beginning of period	$1,397	$1,065
Purchases	174	913
Sales	(1,472)	(370)
Paydowns	(5)	(10)
Change in unrealized loss, net	348	(113)
Change in realized loss, net	(355)	(141)
Transfers from Level 2	(62)	151
Transfers to Level 2	—	(98)
Balance at end of period	$25	$1,397

(a)	None of the securities were internally fair valued at December 31, 2016 or December 31, 2015.

For the year ended December 31, 2016 and December 31, 2015, respectively, securities held by consolidated sponsored investment products with an end of period value of $3.7 million and $8.4 million, respectively, were transferred from Level 2 to Level 1 because certain non-US securities quoted market prices were no longer adjusted based on third-party factors derived from model-based valuation techniques for which the significant assumptions were observable in the market. No securities were transferred from Level 1 to Level 2 during the year ended December 31, 2016. Securities with an end of period market value of $0.2 million were transferred from Level 1 to Level 2 during the year ended December 31, 2015 because certain non-US securities' quoted market prices were adjusted based on third-party factors derived from model-based valuation techniques for which the significant assumptions were observable in the market or an exchange price for preferred shares was no longer available.
Derivatives
Certain consolidated sponsored investment products may employ derivative instruments as part of their investment strategies. These derivatives may include futures contracts, swaps contracts, options contracts and forward contracts. Derivative instruments in an asset position are classified as other assets of consolidated sponsored investment products in the Consolidated Balance Sheets. Derivative instruments in a liability position are classified as liabilities of consolidated sponsored investment products within the Consolidated Balance Sheets. The change in fair value of such derivatives is recorded in realized and unrealized gain (loss) on investments of consolidated sponsored investment products, net, in the Consolidated Statements of Operations. In connection with entering into these derivative contracts, these consolidated sponsored investment products may be required to pledge an amount of cash equal to the appropriate “initial margin” requirements . The cash pledged or on deposit is recorded in the Consolidated Balance Sheets of the Company as Cash pledged or on deposit of consolidated sponsored investment products. The fair value of such derivatives at December 31, 2016 was immaterial.
Short Sales
Certain consolidated sponsored investment products may engage in short sales, which are transactions in which a security is sold, which is not owned or is owned but there is no intention to deliver, in anticipation that the price of the security will decline. Short sales are recorded in the Consolidated Balance Sheets within other liabilities of consolidated sponsored investment products.

Borrowings

One of the Company’s consolidated sponsored investment products may employ leverage in the form of using proceeds from short sales, which allows it to use its long positions as collateral in order to purchase additional securities. The

Virtus Investment Partners, Inc.
Notes to Consolidated Financial Statements—(Continued)

use of these proceeds from short sales is secured by the assets of the consolidated sponsored investment product, which are held with the custodian in a separate account. This consolidated sponsored investment product is permitted to borrow up to 33.33% of its total assets.

Consolidated Investment Product

Overview

On June 9, 2016, the Company issued a collateralized loan obligation ("CLO") with a par value of $356.3 million consisting of six classes of senior secured floating rate notes payable with a par value of $320.0 million and subordinated notes with a par value of $36.3 million. Upon the launch of the CLO, the warehouse debt of $152.6 million was repaid, and the Company redeemed its preference shares while simultaneously making a $36.3 million investment in the CLO's subordinated notes. The CLO is a special purpose vehicle that owns a portfolio of investments and issues various tranches of debt and subordinated note securities to finance the purchase of those investments. The investment activities of the CLO are governed by investment guidelines contained within the CLO’s governing documents. The CLO has a defined investment period during which it is permitted to make investments and reinvest capital as it becomes available.

The CLO is a VIE, and the Company consolidates the CLO's assets and liabilities as a consolidated investment product within its financial statements as it is the primary beneficiary of the VIE. The Company has determined that it is the primary beneficiary of the VIE as it has the power to direct the activities that most significantly impact the economic performance of the entity and has the obligation to absorb losses, or the rights to receive benefits from, the VIE that could potentially be significant to the VIE.

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

The following table presents the balances of the consolidated investment product that, after intercompany eliminations, were reflected in the Condensed Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015:

	As of December 31,
	2016	2015
($ in thousands)
Total cash equivalents	$14,449	$8,297
Total investments	346,967	199,485
Other assets	5,888	1,467
Debt	—	(152,597)
Notes payable	(328,761)	—
Securities purchased payable and other liabilities	(12,534)	(18,487)
The Company’s net interests in the consolidated investment product	$26,009	$38,165

Total Investments of Consolidated Investment Product

Total investments represent bank loan investments of $347.0 million at December 31, 2016, primarily comprised of secured corporate loans from a variety of industries. These bank loan investments mature at various dates between 2018 and 2025, pay interest at LIBOR plus a spread of up to 8.25% and typically range in S&P credit rating categories from BBB- to B-. At December 31, 2016, the fair value of the senior bank loans exceeded the unpaid principal balance by approximately $1.3 million. No collateral assets were in default as of December 31, 2016.

Virtus Investment Partners, Inc.
Notes to Consolidated Financial Statements—(Continued)

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

The Company’s beneficial interests and maximum exposure to loss related to the consolidated investment product is limited to (i) ownership in the subordinated notes and related participations in management fees of the CLOs and (ii) accrued management fees. The secured notes of the CLO have contractual recourse only to the related assets of the CLO and are classified as financial liabilities. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative, prescribed by ASU 2014-13 and adopted on January 1, 2016, results in the net amount of the consolidated investment product shown above to be equivalent to the beneficial interests retained by the Company at December 31, 2016 as shown in the table below:

As of
Beneficial Interests	December 31, 2016
($ in thousands)
Subordinated notes	$25,668
Accrued investment management fees	341
Total Beneficial Interests	$26,009

The following table represents revenue and expenses of the consolidated investment product included in the Company’s Consolidated Statements of Operations for the periods indicated:

Year Ended December 31, 2016
($ in thousands)
Income:
Realized and unrealized loss, net	$(1,070)
Interest Income	12,893
Total Revenue	$11,823

Expenses:
Other operating expenses	3,944
Interest expense	11,292
Total Expense	$15,236

Net Loss attributable to consolidated investment product	$(3,413)

As summarized in the table below, the application of the measurement alternative as prescribed by ASU 2014-13 results in the consolidated net income summarized above to be equivalent to the Company’s own economic interests in the consolidated investment product which are eliminated upon consolidation:

Virtus Investment Partners, Inc.
Notes to Consolidated Financial Statements—(Continued)

Economic Interests	Year Ended December 31, 2016
($ in thousands)
Distributions received and unrealized losses on the subordinated notes held by the Company	(4,398)
Investment management fees	985
Total Economic Interests	$(3,413)

Fair Value Measurements of Consolidated Investment Product

The assets and liabilities of the consolidated investment product measured at fair value on a recurring basis by fair value hierarchy level were as follows:

As of December 31, 2016:

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$14,449	$—	$—	$14,449
Bank loans	—	346,967	—	346,967
Total Assets Measured at Fair Value	$14,449	$346,967	$—	$361,416
Liabilities
Notes payable	$—	$328,761	$—	$328,761
Total Liabilities Measured at Fair Value	$—	$328,761	$—	$328,761
As of December 31, 2015:

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$8,297	$—	$—	$8,297
Bank loans	—	199,485	—	199,485
Total Assets Measured at Fair Value	$8,297	$199,485	$—	$207,782

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

Virtus Investment Partners, Inc.
Notes to Consolidated Financial Statements—(Continued)

The estimated fair value of debt at December 31, 2015, which had a variable interest rate, approximated its carrying value. The securities purchase payable at December 31, 2016 and December 31, 2015 approximated fair value due to the short-term nature of the instruments.

Nonconsolidated VIEs

The Company has interests in certain entities that are VIEs that the Company does not consolidate as it is not the primary beneficiary of those entities. The Company is not the primary beneficiary as its interest in the entities does not provide the Company with the power to direct the activities that most significantly impact the entities economic performance. At December 31, 2016, the carrying value and maximum risk of loss related to these VIEs was $9.0 million.

Certain of the Company’s affiliates serve as the collateral manager for other collateralized loan and collateralized bond obligations (collectively, “CDOs”). The assets and liabilities of these CDOs reside in bankruptcy remote, special purpose entities in which the Company has no ownership in, nor holds any notes issued by, the CDOs and provides neither recourse nor guarantees.

The Company determined that its investment management fees received as collateral manager for these CDOs did not represent a variable interest as: (1) the fees the Company earns are compensation for services provided and are commensurate with the level of effort required to provide the investment management services; (2) the Company does not hold other interests in the CDOs that individually, or in the aggregate, would absorb more than an insignificant amount of the CDO's expected losses or receive more than an insignificant amount of the CDO's expected residual return; and (3) the investment management arrangement only includes terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm's length.

19. Subsequent Events
On February 1, 2017 the Company issued 910,000 shares of common stock and 1,150,000 shares of 7.25% mandatory convertible preferred stock in a public offering which included the exercise of the underwriter option to purchase additional mandatory convertible preferred stock for net proceeds of $207.1 million, after underwriting discounts, commissions and other offering expenses. On February 24, 2017, the underwriters exercised their option to purchase an additional 136,500 shares of common stock for net proceeds of $14.3 million. The mandatory convertible preferred stock was issued and has a liquidation preference of $100.00 per share. Unless converted earlier, each share of mandatory convertible preferred stock will convert automatically on February 1, 2020 (the "mandatory conversion date"), into between 0.7576 and 0.9091 shares of common stock, subject to customary anti-dilution adjustments. The number of shares of common stock issuable upon conversion will be determined based on the average VWAP per share of Virtus common stock over the 20 consecutive trading day period beginning on, and including, the 22nd scheduled trading day immediately preceding the mandatory conversion date. Each share of mandatory convertible preferred stock can be converted prior to February 1, 2020 at the option of the holder at the minimum conversion rate of 0.7576 or at specified rate in the event of a fundamental change as defined in the certificate of designations of the mandatory convertible preferred stock. On February 7, 2017, the term loan commitment under the Loan Facility was reduced from $475.0 million to $260.0 million as a result of our February 1, 2017, issuances of common stock and mandatory convertible preferred stock.

Dividends on the mandatory convertible preferred stock will be payable on a cumulative basis when, as and if declared by Virtus' board of directors, at an annual rate of 7.25% on the liquidation preference of $100.00 per share. If declared, these dividends will be paid in cash, or, subject to certain limitations, in shares of Virtus' common stock (or a combination) on February 1, May 1, August 1, and November 1 of each year, commencing May 1, 2017, and continuing to, and including, February 1, 2020.
On February 6, 2017, the Company repaid the full outstanding balance of $30.0 million on the Company's Credit Facility.
On February 15, 2017, the Company declared a quarterly cash dividend of $0.45 per common share to be paid on May 10, 2017 to shareholders of record at the close of business on April 28, 2017. The Company also declared a quarterly cash dividend of $1.8125 per share on the Company's 7.25% mandatory convertible preferred stock to be paid on May 1, 2017 to shareholders of record at the close of business on April 15, 2017.

Virtus Investment Partners, Inc.
Notes to Consolidated Financial Statements—(Continued)

20. Selected Quarterly Data (Unaudited)

	2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
($ in thousands, except share data)
Revenues	$79,850	$82,324	$80,085	$80,295
Operating Income	12,783	16,538	8,743	12,750
Net Income Attributable to Common Stockholders	12,426	15,625	8,088	12,363
Earnings (loss) per share—Basic	$1.94	$2.04	$0.99	$1.48
Earnings (loss) per share—Diluted	$1.87	$1.99	$0.97	$1.45

	2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
($ in thousands, except share data)
Revenues	$86,115	$92,375	$99,656	$103,831
Operating Income	16,506	23,112	16,208	24,542
Net Income (Loss) Attributable to Common Stockholders	6,636	(649)	9,777	19,342
Earnings per share—Basic	$0.78	$(0.07)	$1.10	$2.16
Earnings per share—Diluted	$0.76	$(0.07)	$1.08	$2.11