Form 10-Q
period 2017-03-31
VIRTUS INVESTMENT PARTNERS, INC.
filed 2017-05-08
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒ NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of the registrant’s common stock was 6,989,326 as of April 30, 2017.

VIRTUS INVESTMENT PARTNERS, INC.

“We,” “us,” “our,” the “Company” and “Virtus” as used in this Quarterly Report on Form 10-Q, refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Virtus Investment Partners, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2017	December 31, 2016
($ in thousands, except share data)
Assets:
Cash and cash equivalents	$235,930	$64,588
Investments	86,066	89,371
Accounts receivable, net	37,841	35,879
Assets of consolidated sponsored investment products
Cash of consolidated sponsored investment products	1,866	3,650
Cash pledged or on deposit of consolidated sponsored investment products	1,107	984
Investments of consolidated sponsored investment products	112,930	142,075
Other assets of consolidated sponsored investment products	39,702	3,270
Assets of consolidated investment product
Cash equivalents of consolidated investment product	13,957	14,449
Investments of consolidated investment product	354,002	346,967
Other assets of consolidated investment product	6,152	5,888
Furniture, equipment and leasehold improvements, net	7,264	7,728
Intangible assets, net	38,194	38,427
Goodwill	6,788	6,788
Deferred taxes, net	45,716	47,535
Other assets	25,908	16,789
Total assets	$1,013,423	$824,388
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$16,519	$47,885
Accounts payable and accrued liabilities	30,364	25,176
Dividends payable	5,991	3,479
Debt	—	30,000
Other liabilities	13,702	13,505
Liabilities of consolidated sponsored investment products	2,834	4,109
Liabilities of consolidated investment product
Notes payable of consolidated investment product	325,843	328,761
Securities purchased payable and other liabilities of consolidated investment product	20,806	12,534
Total liabilities	416,059	465,449
Commitments and Contingencies (Note 13)
Redeemable noncontrolling interests	44,976	37,266
Equity:
Equity attributable to stockholders:
Series D mandatory convertible preferred stock, $0.01 par value, 1,150,000 shares authorized; 1,150,000 and 0 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively.	110,837	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 10,219,189 shares issued and 6,989,144 shares outstanding at March 31, 2017 and 9,119,058 shares issued and 5,889,013 shares outstanding at December 31, 2016	102	91
Additional paid-in capital	1,196,031	1,090,331
Accumulated deficit	(410,200)	(424,279)
Accumulated other comprehensive loss	(136)	(224)
Treasury stock, at cost, 3,230,045 and 3,230,045 shares at March 31, 2017 and December 31, 2016, respectively	(344,246)	(344,246)
Total equity attributable to stockholders	552,388	321,673
Total liabilities and equity	$1,013,423	$824,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2017	2016
($ in thousands, except per share data)
Revenues
Investment management fees	$59,271	$57,644
Distribution and service fees	10,783	12,478
Administration and transfer agent fees	8,981	9,998
Other income and fees	741	175
Total revenues	79,776	80,295
Operating Expenses
Employment expenses	39,641	35,977
Distribution and other asset-based expenses	15,323	18,101
Other operating expenses	13,226	10,765
Other operating expenses of consolidated sponsored investment products	577	1,133
Other operating expenses of consolidated investment product	65	56
Depreciation and other amortization	664	862
Amortization expense	233	651
Total operating expenses	69,729	67,545
Operating Income	10,047	12,750
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	297	(658)
Realized and unrealized gain on investments of consolidated sponsored investment products, net	3,726	295
Realized and unrealized gain of consolidated investment product, net	718	2,235
Other income, net	646	228
Total other income, net	5,387	2,100
Interest Income (Expense)
Interest expense	(243)	(132)
Interest and dividend income	188	273
Interest and dividend income of investments of consolidated sponsored investment products	1,495	2,961
Interest income of consolidated investment product	4,161	2,206
Interest expense of consolidated investment product	(2,857)	(732)
Total interest income, net	2,744	4,576
Income Before Income Taxes	18,178	19,426
Income tax expense	4,433	7,556
Net Income	13,745	11,870
Noncontrolling interests	(718)	493
Net Income Attributable to Stockholders	13,027	12,363
Preferred stockholder dividends	(2,084)	—
Net Income Attributable to Common Stockholders	$10,943	$12,363
Earnings per Share—Basic	$1.67	$1.48
Earnings per Share—Diluted	$1.62	$1.45
Cash Dividends Declared per Preferred Share	$1.81	$—
Cash Dividends Declared per Common Share	$0.45	$0.45
Weighted Average Shares Outstanding—Basic (in thousands)	6,542	8,344
Weighted Average Shares Outstanding—Diluted (in thousands)	6,773	8,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2017	2016
($ in thousands)
Net Income	$13,745	$11,870
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax of ($61) for the three months ended March 31, 2016	—	99
Unrealized gain on available-for-sale securities, net of tax of $(54) and ($97) for the three months ended March 31, 2017 and 2016, respectively	88	160
Other comprehensive income	88	259
Comprehensive income	13,833	12,129
Comprehensive (income) loss attributable to noncontrolling interests	(718)	493
Comprehensive Income Attributable to Stockholders	$13,115	$12,622
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2017	2016
($ in thousands)
Cash Flows from Operating Activities:
Net income	$13,745	$11,870
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense, intangible asset and other amortization	960	1,573
Stock-based compensation	3,491	3,270
Excess tax benefit from stock-based compensation	—	(130)
Amortization of deferred commissions	516	763
Payments of deferred commissions	(671)	(500)
Equity in earnings of equity method investments	(629)	(218)
Realized and unrealized (gains) losses on trading securities, net	(297)	658
Sales of trading securities, net	2,396	11,197
Deferred taxes, net	2,817	4,900
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	(13,013)	(4,944)
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	(24,305)	(35,710)
Operating activities of consolidated sponsored investment products:
Realized and unrealized gains on investments of consolidated sponsored investment products, net	(4,139)	(683)
Purchases of investments by consolidated sponsored investment products	(32,805)	(112,013)
Sales of investments by consolidated sponsored investment products	39,706	103,196
Net purchases of short term investments by consolidated sponsored investment products	(1,735)	(12,728)
Purchases of securities sold short by consolidated sponsored investment products, net	(20)	(3,655)
Change in cash pledged or on deposit of consolidated sponsored investment products	(123)	1,682
Change in other assets of consolidated sponsored investment products	118	(1,292)
Change in liabilities of consolidated sponsored investment products	128	618
Operating activities of consolidated investment product:
Realized and unrealized gains of consolidated investment product, net	(718)	(2,235)
Purchases of investments by consolidated investment product	(59,673)	(7,481)
Sales of investments by consolidated investment product	58,485	3,402
Change in other assets of consolidated investment product	417	(163)
Change in liabilities of consolidated investment product	44	248
Net cash used in operating activities	(15,305)	(38,375)
Cash Flows from Investing Activities:
Capital expenditures	(369)	(591)
Increase in cash and cash equivalents of consolidated sponsored investment products due to consolidation, net	5,615	103
Equity method investment contributions	—	(759)
Purchases of available-for-sale securities	(66)	(60)
Net cash provided by (used in) investing activities	5,180	(1,307)
Cash Flows from Financing Activities:
Borrowings (Payments) on borrowings by consolidated sponsored investment products, net	73	(1,839)
Borrowings of debt of consolidated investment product	—	2,867
Repayment of notes payable by consolidated investment product	(500)	—
Repayments on credit facility	(30,000)	—
Proceeds from issuance of mandatory convertible preferred stock, net of issuance costs	111,280	—
Proceeds from issuance of common stock, net of issuance costs	109,762	—
Common stock dividends paid	(2,894)	(3,911)
Repurchases of common shares	—	(15,000)
Proceeds from exercise of stock options	86	375
Taxes paid related to net share settlement of restricted stock units	(2,464)	(1,001)
Excess tax benefits from stock-based compensation	—	130
Payment of deferred financing costs	(61)	—
(Redemptions) Contributions of noncontrolling interests, net	(6,091)	19,928
Net cash provided by financing activities	179,191	1,549
Net increase (decrease) in cash and cash equivalents	169,066	(38,133)
Cash and cash equivalents, beginning of period	82,687	97,384
Cash and Cash Equivalents, End of Period	$251,753	$59,251
Non-Cash Investing Activities:
Change in accrual for capital expenditures	$(166)	$(153)
Non-Cash Financing Activities:
Decrease to noncontrolling interest due to consolidation and (deconsolidation) of consolidated sponsored investment products	$13,083	$(52,874)
Common stock dividends payable	$3,145	$4,173
Preferred stock dividends payable	$2,084	$—
Accrued stock issuance costs	$886	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Stockholders	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
($ in thousands except per share data)	Shares	Par Value	Shares	Amount				Shares	Amount
Balances at December 31, 2015	8,398,944	$96	—	—	$1,140,875	$(472,614)	$(1,034)	1,214,144	$(157,699)	$509,624	$(167)	$509,457	$73,864
Net income (loss)	—	—	—	—	—	12,363	—	—	—	12,363	—	12,363	(493)
Net unrealized loss on securities available-for-sale	—	—	—	—	—	—	160	—	—	160	—	160	—
Foreign currency translation adjustments	—	—	—	—	—	—	99	—	—	99	—	99	—
Activity of noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	—	—	(32,946)
Cash dividends declared ($0.45 per common share)	—	—	—	—	(3,850)	—	—	—	—	(3,850)		(3,850)	—
Repurchases of common shares	(176,204)	—	—	—	—	—	—	176,204	(15,000)	(15,000)	—	(15,000)	—
Issuance of common shares related to employee stock transactions	37,091	1	—	—	374	—	—	—	—	375	—	375	—
Taxes paid on stock-based compensation	—	—	—	—	(1,001)	—	—	—	—	(1,001)	—	(1,001)	—
Stock-based compensation	—	—	—	—	4,029	—	—	—	—	4,029	—	4,029	—
Tax deficiencies from stock-based compensation	—	—	—	—	(1,246)	—	—	—	—	(1,246)	—	(1,246)	—
Balances at March 31, 2016	8,259,831	$97	—	—	$1,139,181	$(460,251)	$(775)	1,390,348	$(172,699)	$505,553	$(167)	$505,386	$40,425
Balances at December 31, 2016	5,889,013	$91	—	—	$1,090,331	$(424,279)	$(224)	3,230,045	$(344,246)	$321,673	$—	$321,673	$37,266
Adjustment for adoption of ASU 2016-09	—	—	—	—	—	1,052	—	—	—	1,052	—	1,052	—
Net income	—	—	—	—	—	13,027	—	—	—	13,027	—	13,027	718
Net unrealized gain on securities available-for-sale	—	—	—	—	—	—	88	—	—	88	—	88	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—
Activity of noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	—	—	6,992
Issuance of mandatory convertible preferred stock, net of offering costs	—	—	1,150,000	110,837	—	—	—	—	—	110,837	—	110,837	—
Cash dividends declared ($1.8125 per preferred share)	—	—	—	—	(2,084)	—	—	—	—	(2,084)	—	(2,084)	—
Issuance of common stock, net of offering costs	1,046,500	10	—	—	109,310	—	—	—	—	109,320	—	109,320	—
Cash dividends declared ($0.45 per common share)	—	—	—	—	(3,322)	—	—	—	—	(3,322)	—	(3,322)	—
Issuance of common shares related to employee stock transactions	53,631	1	—	—	85	—	—	—	—	86	—	86	—
Taxes paid on stock-based compensation	—	—	—	—	(2,464)	—	—	—	—	(2,464)		(2,464)	—
Stock-based compensation	—	—	—	—	4,175	—	—	—	—	4,175	—	4,175	—
Balances at March 31, 2017	6,989,144	$102	1,150,000	110,837	$1,196,031	$(410,200)	$(136)	3,230,045	$(344,246)	$552,388	$—	$552,388	$44,976

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
The Company provides investment management and related services to individuals and institutions throughout the United States of America. The Company’s retail investment management services are provided to individuals through products consisting of open-end mutual funds, closed-end funds, exchange traded funds (“ETFs”), Undertaking for Collective Investment in Transferable Securities (“UCITS”) and separately managed accounts. Institutional investment management services are provided to corporations, multiemployer retirement funds, employee retirement systems, foundations, endowments, structured products and as a subadviser to unaffiliated mutual funds.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The Company has reclassified certain amounts in prior-period financial statements to conform to the current period's presentation. The Company has reclassified its prior net presentation of purchases and sales of investments by its consolidated sponsored investments products and its consolidated investment product in the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016 to conform with the current year presentation of showing such purchases and sales as separate line items within the cash flows from operating activities. The reclassification had no impact on the net cash provided by or used in operating, investing or financing activities within the Condensed Consolidated Statement of Cash Flows, or any impact on the other Condensed Consolidated Financial Statements.
These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission. The Company’s significant accounting policies, which have been consistently applied, are summarized in its 2016 Annual Report on Form 10-K.

New Accounting Standards Implemented

The Company adopted Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09") on January 1, 2017. This standard makes several modifications to the accounting for forfeitures and employer tax withholdings on share-based compensation as well as the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. Upon adoption of this ASU, the Company recorded a $1.1 million cumulative effect adjustment to retained earnings for excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable. The Company elected to adopt all provisions impacting the Condensed Consolidated Statements of Operations and Cash Flows prospectively and the Company elected to recognize the impact of forfeitures as they occur.

The Company adopted ASU 2016-07, Investments—Equity Method and Joint Ventures (Topic 232): Simplifying the Transition to the Equity Method of Accounting, on January 1, 2017. This standard eliminates the requirement that, when an existing cost method investment qualifies for use of the equity method, an investor must restate its historical financial statements, as if the equity method had been used during all previous periods. Under the new guidance, at the point an investment qualifies for the equity method, any unrealized gain or loss in accumulated other comprehensive income/(loss) would be recognized through earnings. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

New Accounting Standards Not Yet Implemented

In November 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning and ending cash on the statement of cash flows. This standard is effective for annual periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted in any interim or annual period. A reporting entity should apply this standard on a retrospective basis as of the beginning of the fiscal year for which the standard is effective. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which clarifies the treatment of several cash flow activities. ASU 2016-15 also clarifies that when cash receipts and cash payments have aspects of more than one classification of cash flows and cannot be separated, classification will depend on the predominant source or use. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 was originally effective for fiscal years and interim periods within those years beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 by one year for periods beginning after December 15, 2017. Adoption of the standard requires either a retrospective or a modified retrospective approach to adoption and early adoption is permitted as of the original effective date. The core principle of the model is that revenue is recognized upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received for the goods or services. The guidance also changes the accounting for certain contract costs and revises the criteria for determining if an entity is acting as a principal or agent in certain arrangements. The guidance is effective for the Company beginning January 1, 2018. The Company's implementation assessment includes the identification of revenue within the scope of the guidance, as well as the evaluation of revenue contracts, and it is also evaluating the presentation of certain revenue-related costs on a gross versus net basis and related disclosures of revenue. Although the Company is still evaluating the impact of ASU 2014-09, it has not identified material changes in the timing of revenue recognition.

In March 2016, the FASB issued ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), which amends the principal-versus-agent implementation guidance in ASU 2014-09, Revenue from Contracts with Customers, discussed above. The new guidance will impact whether an entity reports revenue on a gross or net basis. The Company is currently evaluating the potential impact of adopting this standard on its consolidated financial statements, which is effective for the Company in conjunction with the adoption of ASU 2014-09.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). The standard replaces current codification Topic 840 with updated guidance on accounting for leases and requires a lessee to recognize assets and liabilities arising from an operating lease on the balance sheet, whereas previous GAAP rules did not require lease assets and liabilities to be recognized for most leases. Furthermore, this standard permits companies to make an accounting policy election to not recognize lease assets and liabilities for leases with a term of 12 months or less. For both finance leases and operating leases, the lease liability should be initially measured at the present value of the lease payments. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will not significantly change under this new guidance. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods therein. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements but expects to record a right of use asset and a related lease obligation in the Company's consolidated balance sheet upon adoption.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), which requires all equity investments (other than those accounted for under the equity method) to be measured at fair value with changes in the fair value recognized through net income. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017 and interim periods therein. Early adoption is not permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements with respect to equity investments that currently report changes in fair value as a component of accumulated other comprehensive income in equity attributable to stockholders. Comprehensive income, net of tax, with respect to these equity investments was $0.2 million for the year ended December 31, 2016.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business ("ASU 2017-01"). The standard clarifies the definition of a business and adds guidance to assist entities when evaluating whether transactions should be accounted for as acquisitions or disposals of assets or as businesses. The standard provides a screen to determine whether a set of assets and activities qualifies as a business or as a set of assets. ASU 2017-01 is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The standard requires a prospective approach to adoption, and early adoption is only permitted for specific transactions. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 requires that an entity perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss cannot exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for fiscal years and interim periods within those years beginning after December 15, 2019. The amendments require a prospective approach to adoption and early adoption is permitted for interim or annual goodwill impairment tests. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

3. Intangible Assets, Net

Intangible assets, net are summarized as follows:

	March 31, 2017	December 31, 2016
($ in thousands)
Definite-lived intangible assets:
Investment contracts	$158,747	$158,747
Accumulated amortization	(155,369)	(155,136)
Definite-lived intangible assets, net	3,378	3,611
Indefinite-lived intangible assets	34,816	34,816
Total intangible assets, net	$38,194	$38,427

Activity in intangible assets, net is as follows:

	Three Months Ended March 31,
	2017	2016
($ in thousands)
Intangible assets, net
Balance, beginning of period	$38,427	$40,887
Amortization	(233)	(651)
Balance, end of period	$38,194	$40,236

4. Investments
Investments consist primarily of investments in the Company's sponsored mutual funds, excluding the investments in consolidated sponsored investment products and the consolidated investment product, which are separately discussed in Note 14. At March 31, 2017 and December 31, 2016 the Company's investments were as follows:

	March 31, 2017	December 31, 2016
($ in thousands)
Marketable securities	$70,595	$74,907
Equity method investments	8,360	7,731
Nonqualified retirement plan assets	6,186	5,808
Other investments	925	925
Total investments	$86,066	$89,371
Marketable Securities
The Company’s marketable securities consist of both trading and available-for-sale securities. The composition of the Company’s marketable securities is summarized as follows:
March 31, 2017

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored mutual funds	$57,071	$(2,185)	$112	$54,998
Equity securities	10,705	—	1,269	11,974
Available-for-sale:
Sponsored closed-end funds	3,566	(247)	304	3,623
Total marketable securities	$71,342	$(2,432)	$1,685	$70,595

December 31, 2016

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored mutual funds	$61,784	$(1,942)	$177	$60,019
Equity securities	10,578	—	895	11,473
Available-for-sale:
Sponsored closed-end funds	3,500	(265)	180	3,415
Total marketable securities	$75,862	$(2,207)	$1,252	$74,907

For the three months ended March 31, 2017, the Company recognized a net realized gain of $0.6 million on trading securities, and for three months ended March 31, 2016, the Company recognized a net realized loss of $0.4 million on trading securities.

5. Fair Value Measurements
The Company’s assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of consolidated sponsored investment products and the consolidated investment product, which are separately discussed in Note 14, as of March 31, 2017 and December 31, 2016 by fair value hierarchy level were as follows:
March 31, 2017

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$223,087	$—	$—	$223,087
Marketable securities trading:
Sponsored mutual funds	54,998	—	—	54,998
Equity securities	11,974	—	—	11,974
Marketable securities available-for-sale:
Sponsored closed-end funds	3,623	—	—	3,623
Other investments:
Nonqualified retirement plan assets	6,186	—	—	6,186
Total assets measured at fair value	$299,868	$—	$—	$299,868

December 31, 2016

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$48,620	$—	$—	$48,620
Marketable securities trading:
Sponsored mutual funds	60,019	—	—	60,019
Equity securities	11,473	—	—	11,473
Marketable securities available-for-sale:
Sponsored closed-end funds	3,415	—	—	3,415
Other investments
Nonqualified retirement plan assets	5,808	—	—	5,808
Total assets measured at fair value	$129,335	$—	$—	$129,335
The following is a discussion of the valuation methodologies used for the Company’s assets measured at fair value:
Cash equivalents represent investments in money market funds. Cash investments in actively traded money market funds are valued using published net asset values and are classified as Level 1.
Sponsored funds represent investments in open-end mutual funds and closed-end funds for which the Company acts as the investment manager. The fair value of open-end mutual funds is determined based on their published net asset values and are categorized as Level 1. The fair value of closed-end funds is determined based on the official closing price on the exchange on which they are traded and are categorized as Level 1.
Equity securities include securities traded on active markets and are valued at the official closing price (typically last sale or bid) on the exchange on which the securities are primarily traded and are categorized as Level 1.
Nonqualified retirement plan assets represent open-end mutual funds within a nonqualified retirement plan whose fair value is determined based on their published net asset value and are categorized as Level 1.

Cash, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments.

Transfers into and out of levels are reflected when (1) significant inputs used for the fair value measurement, including market inputs or performance attributes, become observable or unobservable, (2) when the Company determines it has the ability, or no longer has the ability, to redeem, in the near term, certain investments that the Company values using a net asset value, or (3) if the book value no longer represents fair value. There were no transfers between levels during the three months ended March 31, 2017 and 2016.

6. Business Combinations

On December 16, 2016, the Company entered into an agreement (the “Merger Agreement”) to acquire RidgeWorth Holdings, LLC (“RidgeWorth”). The purchase price for the acquisition of RidgeWorth (the “Proposed Acquisition”) will be (x) $472.0 million, plus (y) the fair market value of certain of RidgeWorth’s investments at the effective time of the Proposed Acquisition (the "Closing"), with the final purchase price subject to adjustments for working capital and client consents. The Proposed Acquisition is expected to close in mid-2017, subject to the satisfaction or waiver of various conditions; however, there can be no assurance that the Proposed Acquisition will close, or if it does, when the Closing will occur.

7. Equity Transactions

The Company did not make any share repurchases during the three months ended March 31, 2017. As of March 31, 2017, there were 200,000 shares available to be repurchased of a total of 3,430,045 shares of Company common stock that had been approved by the Company's Board of Directors. Under the terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.
During the three months ended March 31, 2017, the Company issued 1,046,500 shares of common stock and 1,150,000 shares of 7.25% mandatory convertible preferred stock ("MCPS") in public offerings, which included the exercise of the underwriters' over-allotment option, for net proceeds of $220.1 million, after underwriting discounts, commissions and other offering expenses.
The MCPS has a liquidation preference of $100.00 per share. Unless converted earlier, each share of MCPS will convert automatically on February 1, 2020 (the "mandatory conversion date") into between 0.7576 and 0.9091 shares of common stock, subject to customary anti-dilution adjustments. The number of shares of common stock issuable upon conversion will be determined based on the average volume-weighted average price per share of the Company's common stock over the 20 consecutive trading day period beginning on, and including, the 22nd scheduled trading day immediately preceding the mandatory conversion date. Each share of MCPS can be converted prior to the mandatory conversion date, at the option of the holder, at the minimum conversion rate of 0.7576 or at specified rate, in the event of a fundamental change as defined in the certificate of designations of the MCPS.
Dividends on the MCPS will be payable on a cumulative basis when, as and if declared by the board of directors, at an annual rate of 7.25% on the liquidation preference of $100.00 per share. If declared, these dividends will be paid in cash, or, subject to certain limitations, in shares of common stock (or a combination) on February 1, May 1, August 1, and November 1 of each year, commencing May 1, 2017, and continuing to, and including, February 1, 2020.

On February 15, 2017, the Company declared a quarterly cash dividend of $0.45 per common share to be paid on May 10, 2017 to shareholders of record at the close of business on April 28, 2017. The Company also declared a quarterly cash dividend of $1.8125 per share on the Company's 7.25% MCPS to be paid on May 1, 2017 to shareholders of record at the close of business on April 15, 2017.

8. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2017 and 2016 were as follows:

	Unrealized Gains and (Losses) on Securities Available-for- Sale
($ in thousands)
Balance December 31, 2016	$(224)
Unrealized net gains on securities available-for-sale, net of tax of ($54)	88
Amounts reclassified from accumulated other comprehensive income	—
Net current-period other comprehensive income	88
Balance March 31, 2017	$(136)

	Unrealized Gains and (Losses) on Securities Available-for- Sale	Foreign Currency Translation Adjustments
($ in thousands)
Balance December 31, 2015	$(465)	$(569)
Unrealized net losses on securities available-for-sale, net of tax of $(97)	160	—
Foreign currency translation adjustments, net of tax of $(61)	—	99
Amounts reclassified from accumulated other comprehensive income	—	—
Net current-period other comprehensive loss	160	99
Balance March 31, 2016	$(305)	$(470)

9. Stock-based Compensation

The Company's Amended and Restated Omnibus Incentive and Equity Plan (the “Plan”) provides for the grant of equity-based awards, including restricted stock units (“RSUs”), stock options and unrestricted shares of common stock. As of March 31, 2017, a maximum of 2,400,000 shares of common stock were authorized for issuance under the Plan. At March 31, 2017, 616,820 shares of common stock remained available for issuance. Shares that are issued upon exercise of stock options and vesting of RSUs are newly issued shares from the Plan and are not issued from treasury stock.

Restricted Stock Units

Each RSU entitles the holder to one share of common stock when the restriction expires. RSUs generally have a term of one to three years and may be time-vested or performance-contingent. The fair value of each RSU is estimated using the intrinsic value method, which is based on the fair market value price on the date of grant unless it contains a performance metric that is considered a market condition. RSUs that contain a market condition are valued using a simulation valuation model. RSU activity for the three months ended March 31, 2017 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	302,824	$111.56
Granted	158,687	$111.38
Forfeited	(26,329)	$124.22
Settled	(55,418)	$129.75
Outstanding at March 31, 2017	379,764	$107.95
For the three months ended March 31, 2017 and 2016, a total of 22,977 and 13,024 RSUs, respectively, were withheld by the Company as a result of net share settlements to settle minimum employee tax withholding obligations. The Company paid $2.5 million and $1.0 million for the three months ended March 31, 2017 and 2016, respectively, in minimum employee tax withholding obligations related to RSUs withheld. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have been otherwise issued as a result of the vesting.
During the three months ended March 31, 2017, the Company granted 24,784 RSUs which contain performance based metrics in addition to a service condition (Performance Share Units or "PSUs"). Compensation expense for these PSUs is recognized over the three year service period based upon the value determined using a combination of the intrinsic value method, for awards that contain a performance metric that represents a "performance condition" in accordance with ASC 718, and the Monte Carlo simulation valuation model, for awards under the performance metric that represents a "market condition" under ASC 718. Compensation expense for the awards that contain a market condition is fixed at the date of grant and will not be adjusted in future periods based upon the achievement of the market condition. Compensation expense for the awards with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon the final outcome. For the three months ended March 31, 2017, total stock-based compensation expense was $0.1 million for these PSUs.
During the three months ended March 31, 2017, the Company also granted 48,241 PSUs as special one-time awards in connection with the execution of the Proposed Acquisition. These PSUs will vest in equal installments on the first and second anniversary of the grant date, subject to (1) the closing of the Proposed Acquisition and (2) execution of integration activities of the Proposed Acquisition. For the three months ended March 31, 2017, there was no stock-based compensation expense for the PSUs related to the Proposed Acquisition.
The Company recognized total stock compensation expense of $3.5 million and $3.3 million, respectively, for the three months ended March 31, 2017 and 2016. As of March 31, 2017, unamortized stock-based compensation expense for unvested RSUs was $23.6 million, with a weighted-average remaining amortization period of 2.1 years.

Stock Options

Stock options generally cliff vest after three years and have a contractual life of 10 years. Stock options are granted with an exercise price equal to the fair market value of the shares at the date of grant.

Stock option activity for the three months ended March 31, 2017 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	137,157	$17.77
Granted	—	$—
Exercised	(26,149)	$23.25
Forfeited	—	$—
Outstanding at March 31, 2017	111,008	$16.48

10. Earnings per Share
Basic earnings per share (“EPS”) excludes dilution for potential common stock issuances and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, including (1) shares issuable upon the vesting of RSUs and common stock option exercises using the treasury stock method and (2) shares issuable upon the conversion of the Company's MCPS as determined under the if-converted method. For purposes of calculating diluted EPS, preferred stock dividends have been subtracted from net income in periods in which utilizing the if-converted method would be anti-dilutive.

The computation of basic and diluted EPS is as follows:

	Three Months Ended March 31,
	2017	2016
($ in thousands, except per share amounts)
Net Income	$13,745	$11,870
Noncontrolling interests	(718)	493
Net Income Attributable to Stockholders	13,027	12,363
Preferred stock dividends	(2,084)	—
Net Income Attributable to Common Stockholders	$10,943	$12,363
Shares (in thousands):
Basic: Weighted-average number of shares outstanding	6,542	8,344
Plus: Incremental shares from assumed conversion of dilutive instruments	231	162
Diluted: Weighted-average number of shares outstanding	6,773	8,506
Earnings per Share—Basic	$1.67	$1.48
Earnings per Share—Diluted	$1.62	$1.45

The following table details the securities that have been excluded from the above computation of weighted-average number of shares for diluted EPS, because the effect would be anti-dilutive.

	Three Months Ended March 31,
	2017	2016
(in thousands)
Restricted stock units	—	14
Preferred stock	674	—
Total anti-dilutive securities	674	14

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

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 24.4% and 38.9% for the three months ended March 31, 2017 and 2016, respectively. The decrease in the estimated effective tax rate was primarily due to changes in the valuation allowances related to market adjustments on the Company’s marketable securities and the impact of recording excess tax benefits as a result of stock option exercises and RSU vestings.

12. Debt

Credit Facility

During the three months ended March 31, 2017, the Company made $30.0 million in repayments on its senior unsecured revolving credit facility ("Credit Facility"). At March 31, 2017, no amounts were outstanding under the Credit Facility. Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at the Company’s option, either LIBOR for interest periods of one, two, three or six months or an alternate base rate (as defined in the Credit Facility agreement), plus, in each case, an applicable margin, that ranges from 0.75% to 2.25%. Under the terms of the Credit Facility, the Company is also required to pay certain fees, including an annual commitment fee that ranges from 0.30% to 0.45% on undrawn amounts and a letter of credit participation fee at an annual rate equal to the applicable margin as well as any applicable fronting fees, each of which is payable quarterly in arrears.

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

Debt Financing Commitment

In connection with the Merger Agreement, on December 16, 2016, the Company entered into a debt financing commitment letter (the "Commitment Letter") with Barclays Bank PLC and Morgan Stanley Senior Funding, Inc. (the “Initial Commitment Parties”). Pursuant to the Commitment Letter, the Initial Commitment Parties committed to arrange and provide the Company with a senior secured credit facility ("Loan Facility") composed, as of March 31, 2017, of (i) a term loan of up to $260.0 million with an expected maturity of seven years from the execution date and (ii) a revolving credit facility of up to $100.0 million maturing five years after the execution date.

On March 2, 2017, the Company priced a $260.0 million first-lien term loan with a seven year tenor.  The loan was priced with 0.50% of upfront fees and a spread of LIBOR plus 3.75% (LIBOR floor of 0.75%).   The spread steps down to LIBOR plus 3.50% at net leverage levels of less than 1.0. The term loan will be drawn down at the closing date for the Proposed Acquisition.  A delayed draw fee is in place for the period between pricing of the term loan on March 2, 2017 and the closing date of the Proposed Acquisition. In addition, the Company priced a $100.0 million, five year revolving credit facility at a spread of LIBOR plus 3.75% (LIBOR floor is 0.00%).

The availability of borrowings under the term loan and revolving credit facility are subject to satisfaction of certain customary conditions which include termination and repayment of all amounts outstanding under our existing senior unsecured revolving credit facility (using cash on hand). The term loan and revolving credit facility will contain affirmative and negative financial and operating covenants and events of default customary for facilities of this type. The term loan and revolving credit facility will be guaranteed by the Company's domestic subsidiaries (subject to certain exceptions) and will be secured by substantially all of the Company's assets.

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

In re Virtus Investment Partners, Inc. Securities Litigation; formerly Tom Cummins v. Virtus Investment Partners Inc.
et al

On February 20, 2015, a putative class action complaint alleging violations of certain provisions of the federal securities laws was filed by an individual shareholder against the Company and certain of the Company’s current officers (the “defendants”) in the United States District Court for the Southern District of New York (the "Court"). On April 21, 2015, three plaintiffs, including the original plaintiff, filed motions to be appointed lead plaintiffs and, on June 9, 2015, the Court appointed

Arkansas Teachers Retirement System lead plaintiff. On August 21, 2015, the plaintiff filed a Consolidated Class Action Complaint (the “Consolidated Complaint”) amending the originally filed complaint, which was purportedly filed on behalf of all purchasers of the Company’s common stock between January 25, 2013 and May 11, 2015 (the “Class Period”). The Consolidated Complaint alleges that, during the Class Period, the defendants disseminated materially false and misleading statements and concealed material adverse facts relating to certain funds formerly subadvised by F-Squared Investments Inc. ("F-Squared"). The Consolidated Complaint alleges claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5. The plaintiff seeks to recover unspecified damages. A motion to dismiss the Consolidated Complaint was filed on behalf of the Company and the other defendants on October 21, 2015. On July 1, 2016, the Court entered an opinion and order granting in part, and denying in part, the motion to dismiss, narrowing Plaintiff's claims under Sections 10(b) and 20(a) of the Exchange Act and dismissing one of the defendants from the suit. The remaining defendants' Answer to the Consolidated Complaint was filed on August 5, 2016. Plaintiff's motion for class certification is fully briefed, and oral argument was held on March 3, 2017. The motion remains pending. The Company believes that the suit is without merit and intends to defend it vigorously. The Company believes that there is not a material loss that is probable and reasonably estimable related to this claim.

Mark Youngers v. Virtus Investment Partners, Inc. et al

On May 8, 2015, a putative class action complaint alleging violations of certain provisions of the federal securities laws was filed in the United States District Court for the Central District of California (the "District Court") by an individual who alleges he is a former shareholder of one of the Virtus mutual funds formerly subadvised by F-Squared and formerly known as the AlphaSector Funds. The complaint alleges claims against the Company, certain of the Company’s officers and affiliates, and certain other parties (the “defendants”). The complaint was purportedly filed on behalf of purchasers of the AlphaSector Funds between May 8, 2010 and December 22, 2014, inclusive (the “Class Period”). The complaint alleges that, during the Class Period, the defendants disseminated materially false and misleading statements and concealed or omitted material facts necessary to make the statements made not misleading. On June 7, 2015, a group of three individuals, including the original plaintiff, filed a motion to be appointed lead plaintiff, and on July 27, 2015, the District Court appointed movants as lead plaintiff. On October 1, 2015, the plaintiffs filed a First Amended Class Action Complaint which, among other things, added a derivative claim for breach of fiduciary duty on behalf of Virtus Opportunities Trust. On October 19, 2015, the District Court entered an order transferring the action to the Southern District of New York (the "Court"). On January 4, 2016, the Plaintiffs filed a Second Amended Complaint. A motion to dismiss was filed on behalf of the Company and affiliated defendants on February 1, 2016. On July 1, 2016, the Court entered an opinion and order granting in part, and denying in part, the motion to dismiss. The Court dismissed four causes of action entirely and a fifth cause of action with respect to a portion of the Class Period. The Court also dismissed all claims against ten defendants named in the Complaint. The Court held that the Plaintiffs may pursue certain securities claims under Sections 10(b) and 20(a) of the Exchange Act and Section 12 of the Securities Act of 1933. The remaining defendants filed an Answer to the Second Amended Complaint on August 5, 2016. A Stipulation of Voluntary Dismissal of the claim under Section 12 of the Securities Act was filed on September 15, 2016. The defendants filed a motion to certify an interlocutory appeal of the July 1, 2016 order to the Court of Appeals for the Second Circuit on August 26, 2016. The motion was denied on January 6, 2017. Plaintiff's motion for class certification is fully briefed, and oral argument was held on March 3, 2017. The motion remains pending. The Company believes that the suit has no basis in law or fact and intends to defend it vigorously. The Company believes that there is not a material loss that is probable and reasonably estimable related to this claim.

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

The Company has two types of investment products that are consolidated: consolidated sponsored investment products and a consolidated investment product. Consolidated sponsored investment products ("CSIPs") are investment products in which the Company generally holds a majority of the beneficial interests. The consolidated investment product ("CIP") is a collateralized loan obligation ("CLO") in which the Company has less than the majority of the beneficial interests. The consolidation and deconsolidation of these investment products have no impact on net income attributable to stockholders. The Company’s risk with respect to these investments is limited to its beneficial interests in these products. The Company has no right to the benefits from, and does not bear the risks associated with, these investment products beyond the Company’s investments in, and fees generated from, these products.

Consolidated Sponsored Investment Products

In the normal course of its business, the Company sponsors various investment products. The Company consolidates, as a CSIP, an investment product when it owns a majority of the voting interest in the entity as a VOE or it is the primary beneficiary of an investment product that is a VIE. As of March 31, 2017 and December 31, 2016, the Company consolidated 18 and 19 sponsored investment products, respectively, which includes one sponsored investment product that was considered a VIE for which the Company is the primary beneficiary. During the three months ended March 31, 2017, the Company deconsolidated one sponsored investment product.
The following table presents the balances of the CSIPs that, after intercompany eliminations, were reflected in the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016:

	As of
	March 31, 2017		December 31, 2016
	VOEs	VIE	VOEs	VIE
($ in thousands)
Total cash and cash equivalents	$2,044	$929	$1,859	$2,775
Investments	61,028	51,902	99,247	42,828
All other assets	38,603	1,099	2,211	1,059
Total liabilities	(2,033)	(801)	(2,310)	(1,799)
Redeemable noncontrolling interests	(12,175)	(32,801)	(12,505)	(24,761)
The Company’s net interests in consolidated sponsored investment products	$87,467	$20,328	$88,502	$20,102

Fair Value Measurements of Consolidated Sponsored Investment Products

The assets and liabilities of the CSIPs measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 by fair value hierarchy level were as follows:

As of March 31, 2017

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Debt securities	$—	$71,932	$161	$72,093
Equity securities	40,470	367	—	40,837
Total Assets Measured at Fair Value	$40,470	$72,299	$161	$112,930
Liabilities
Derivatives	$1	$280	$—	$281
Short sales	588	—	—	588
Total Liabilities Measured at Fair Value	$589	$280	$—	$869

As of December 31, 2016

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Debt securities	$—	$101,510	$87	$101,597
Equity securities	40,270	208	—	40,478
Derivatives	4	—	—	4
Total Assets Measured at Fair Value	$40,274	$101,718	$87	$142,079
Liabilities
Derivatives	$3	$235	$62	$300
Short sales	649	—	—	649
Total Liabilities Measured at Fair Value	$652	$235	$62	$949

The following is a discussion of the valuation methodologies used for the assets and liabilities of the Company’s CSIPs measured at fair value.
Investments of CSIPs represent the underlying debt, equity and other securities held in sponsored products which are consolidated by the Company. Equity securities are valued at the official closing price on the exchange on which the securities are traded and are categorized within Level 1. Level 2 investments include most debt securities, which are valued based on quotations received from independent pricing services or from dealers who make markets in such securities and certain equity securities, including non-US securities, for which closing prices are not readily available or are deemed to not reflect readily available market prices and are valued using an independent pricing service. Pricing services do not provide pricing for all securities, and therefore indicative bids from dealers are utilized, which are based on pricing models used by market makers in the security and are also included within Level 2. Level 3 investments include debt securities that are not widely traded, are illiquid or are priced by dealers based on pricing models used by market makers in the security.

For the three months ended March 31, 2017 and 2016, securities held by CSIPs with an end of period value of $0.3 million and $3.8 million, respectively, were transferred from Level 2 to Level 1 because an exchange price became available. For the three months ended March 31, 2017 and 2016, securities held by CSIPs with an end of period value of $0.4 million and $0.0 million, respectively, were transferred from Level 1 to Level 2 because an exchange price was no longer available.

The following table is a reconciliation of assets of CSIPs for Level 3 investments for which significant unobservable inputs were used to determine fair value.

	Three Months Ended March 31,
($ in thousands)	2017	2016
Level 3 Debt securities (a)
Balance at beginning of period	$25	$1,397
Realized losses, net	(65)	(102)
Purchases	100	19
Paydowns	(1)	(1)
Sales	(36)	(498)
Transferred to Level 2	—	(618)
Transfers from Level 2	76	710
Change in unrealized gain, net	62	89
Balance at end of period	$161	$996

(a)
None of the securities reflected in the table were internally fair valued at March 31, 2017 or March 31, 2016. The investments that are categorized as Level 3 were valued utilizing third party pricing information without adjustment.

All transfers are deemed to occur at the end of period. Transfers between Level 2 and Level 3 were due to a decrease in trading activities at period end.

Short Sales

Some of the Company’s CSIPs may engage in short sales, which are transactions in which a security is sold which is not owned or is owned but there is no intention to deliver, in anticipation that the price of the security will decline. Short sales are recorded in the Condensed Consolidated Balance Sheets within other liabilities of CSIPs.

Consolidated Investment Product

At March 31, 2017, the Company consolidated one CLO with a par value of $356.3 million consisting of six classes of senior secured floating rate notes payable with a par value of $320.0 million and subordinated notes with a par value of $36.3 million.

The following table presents the balances of the CIP that, after intercompany eliminations, were reflected in the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016:

	As of
	March 31, 2017	December 31, 2016
($ in thousands)
Cash equivalents	$13,957	$14,449
Investments	354,002	346,967
Other assets	6,152	5,888
Notes payable	(325,843)	(328,761)
Securities purchased payable and other liabilities	(20,806)	(12,534)
The Company’s net interests in the consolidated investment product	$27,462	$26,009

Investments of Consolidated Investment Product

Total investments of $354.0 million at March 31, 2017 represent bank loan investments, which comprise the majority of the CLO portfolio asset collateral and are senior secured corporate loans from a variety of industries. Bank loan investments mature at various dates between 2018 and 2025, pay interest at LIBOR plus a spread of up to 9.5% and typically range in S&P credit rating categories from BBB- to CCC-. At March 31, 2017, the unpaid principal balance of the senior bank loans exceeded the fair value by approximately $0.6 million. No collateral assets were in default as of March 31, 2017.

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

The Company’s beneficial interests and maximum exposure to loss related to the CIP is limited to (i) ownership in the subordinated notes and (ii) accrued management fees. The secured notes of the CLO have contractual recourse only to the related assets of the CLO and are classified as financial liabilities. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative, as adopted on January 1, 2016, prescribed by ASU 2014-13, results in the net amount of the CIP shown above to be equivalent to the beneficial interests retained by the Company at March 31, 2017 as shown in the table below:

As of
Beneficial Interests	March 31, 2017
($ in thousands)
Subordinated notes	$27,091
Accrued investment management fees	371
Total Beneficial Interests	$27,462

The following table represents revenue and expenses of the CIP included in the Company’s Condensed Consolidated Statements of Operations for the periods indicated:

Three Months Ended March 31,
($ in thousands)	2017
Income:
Realized and unrealized gain, net	$718
Interest Income	4,161
Total Income	$4,879

Expenses:
Other operating expenses	65
Interest expense	2,857
Total Expense	$2,922
Net Income (loss) attributable to consolidated investment product	$1,957

As summarized in the table below, the application of the measurement alternative as prescribed by ASU 2014-13 results in the consolidated net income summarized above to be equivalent to the Company’s own economic interests in the CIP which are eliminated upon consolidation:

Economic Interests	Three Months Ended March 31,
($ in thousands)	2017
Distributions received and unrealized gains on the subordinated notes held by the Company	$1,477
Investment management fees	480
Total Economic Interests	$1,957

Fair Value Measurements of Consolidated Investment Product

The assets and liabilities of the CIP measured at fair value on a recurring basis by fair value hierarchy level were as follows:

As of March 31, 2017:

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$13,957	$—	$—	$13,957
Bank loans	—	352,440	$1,562	$354,002
Total Assets Measured at Fair Value	$13,957	$352,440	$1,562	$367,959
Liabilities
Notes payable	$—	$325,843	$—	$325,843
Total Liabilities Measured at Fair Value	—	325,843	—	325,843
As of December 31, 2016:

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$14,449	$—	$—	$14,449
Bank loans	—	346,967	—	346,967
Total Assets Measured at Fair Value	$14,449	$346,967	$—	$361,416
Liabilities
Notes payable	$—	$328,761	$—	$328,761
Total Liabilities Measured at Fair Value	$—	$328,761	$—	$328,761

The following is a discussion of the valuation methodologies used for the assets and liabilities of the Company’s CIP measured at fair value:

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

The securities purchase payable at March 31, 2017 and December 31, 2016 approximated fair value due to the short-term nature of the instruments.

The following table is a reconciliation of assets of CIPs for Level 3 investments for which significant unobservable inputs were used to determine fair value.

Three Months Ended March 31,
($ in thousands)	2017
Level 3 Debt securities (a)
Balance at beginning of period	$—
Purchases	—
Sales	—
Transferred from Level 2	1,562
Realized gains	—
Balance at end of period	$1,562

(a)
None of the securities reflected in the table were internally fair valued at March 31, 2017. The investments that are categorized as Level 3 were valued utilizing third party pricing information without adjustment. All transfers are deemed to occur at the end of period. Transfers between Level 2 and Level 3 were due to a decrease in trading activities at period end.

Nonconsolidated VIEs

Certain of the Company’s affiliates serve as the collateral manager for other collateralized loan and collateralized bond obligations (collectively, “CDOs”). The assets and liabilities of these CDOs reside in bankruptcy remote, special purpose entities in which the Company has no ownership in, nor holds any notes issued by, the CDOs and provides neither recourse nor guarantees. The Company has determined that the investment management fees it receives for serving as collateral manager for these CDOs did not represent a variable interest as: (1) the fees the Company earns are compensation for services provided and are commensurate with the level of effort required to provide the investment management services; (2) the Company does not hold other interests in the CDOs that individually, or in the aggregate, would absorb more than an insignificant amount of the CDO's expected losses or receive more than an insignificant amount of the CDO's expected residual return; and (3) the investment management arrangement only includes terms, conditions and amounts that are customarily present in arrangements for similar services negotiated at arm's length.

The Company has interests in certain other entities that are VIEs that the Company does not consolidate as it is not the primary beneficiary of those entities. The Company is not the primary beneficiary as its interest in these entities does not provide the Company with the power to direct the activities that most significantly impact the entities economic performance. At March 31, 2017, the carrying value and maximum risk of loss related to the Company's interest in these VIEs was $9.6 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “intent,” “plan,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “project,” “predict,” “would,” “potential,” “future,” “forecast,” “guarantee,” “assume,” “likely,” “target” or similar statements or variations of such terms.
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

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report on Form 10-K, as well as the following risks and uncertainties: (a) any reduction in our assets under management; (b) the withdrawal, renegotiation or termination of investment advisory agreements; (c) damage to our reputation; (d) failure to comply with investment guidelines or other contractual requirements; (e) the inability to attract and retain key personnel; (f) challenges from the competition we face in our business; (g) adverse regulatory and legal developments; (h) unfavorable changes in tax laws or limitations; (i) adverse developments related to unaffiliated subadvisers; (j) negative implications of changes in key distribution relationships; (k) interruptions in or failure to provide service by third parties; (l) volatility associated with our common stock; (m) adverse civil litigation and government investigations or proceedings; (n) the risk of loss on our investments; (o) the inability to make quarterly distributions; (p) the lack of sufficient capital on satisfactory terms; (q) liabilities and losses not covered by insurance; (r) the inability to satisfy financial covenants; (s) the failure to complete the acquisition of RidgeWorth; (t) the inability to achieve expected acquisition-related financial benefits and synergies and other risks and uncertainties described in our 2016 Annual Report on Form 10-K or in any of our filings with the Securities and Exchange Commission (“SEC”).
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

We offer investment strategies for individual and institutional investors in different product structures and through multiple distribution channels. Our investment strategies are available in a diverse range of styles and disciplines, managed by a collection of boutique investment managers, both affiliated and unaffiliated. We have offerings in various asset classes (domestic and international equity, fixed income and alternative), in all market capitalizations (large, mid and small), in different styles (growth, blend and value) and with various investment approaches (fundamental, quantitative and thematic). Our retail products include open-end mutual funds, closed-end funds, exchange traded funds (“ETFs”), Undertakings for Collective Investments in Transferable Securities ("UCITS") and separately managed accounts. We also offer certain of our investment strategies to institutional clients.

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

Financial Highlights

•	Net income per diluted share was $1.62 in the first quarter of 2017, an increase of $0.17, or 12% from $1.45 in the first quarter of 2016.

•
Total sales (inflows) were $3.3 billion in the first quarter of 2017, an increase of $0.5 billion or 18% from $2.8 billion in the first quarter of 2016. Net flows were $0.5 billion in the first quarter of 2017, an improvement from $(2.6) billion in the first quarter of 2016.

•	Assets under management were $48.0 billion at March 31, 2017, an increase of $45.7 billion at March 31, 2016.

Agreement to Acquire RidgeWorth

On December 16, 2016, the Company entered into an agreement to acquire RidgeWorth Holdings, LLC ("RidgeWorth") (the “Proposed Acquisition”), a multi-boutique asset management firm with $42.3 billion (as of March 31, 2017) in assets managed by affiliated investment managers and unaffiliated subadvisers. The purchase price for the Proposed Acquisition will be (x) $472.0 million, plus (y) the fair market value of certain investments at the effective time of the Proposed Acquisition (the "Closing"), with the final purchase price subject to adjustments for working capital and client consents. The Proposed Acquisition is expected to close in mid-2017; however, we cannot provide any assurance that the Proposed Acquisition will close, or if it does, when the Closing will occur.

Assets Under Management

At March 31, 2017, assets under management were $48.0 billion representing an increase of $2.4 billion, or 5.2% from March 31, 2016 and an increase of $2.6 billion or 5.7% from December 31, 2016. The increase in assets under management from December 31, 2016 was primarily due to market appreciation of $2.4 billion and net inflows of $0.5 billion.

Average assets under management, which generally correspond to our fee-earning asset levels, were $46.4 billion for the three months ended March 31, 2017, an increase of $0.7 billion, or 1.5%, from $45.7 billion for the three months ended March 31, 2016. The increase in average assets under management compared to March 31, 2016 was primarily due to the cumulative impact of market appreciation.

Operating Results

In the first quarter of 2017, total revenues decreased 0.6% to $79.8 million from $80.3 million in the first quarter of 2016. Operating income decreased by 21.2% from $12.8 million in the first quarter of 2016 to $10.0 million in the first quarter of 2017, primarily due to higher operating expenses which included $1.6 million of costs related to the Proposed Acquisition.

Assets Under Management by Product

The following table summarizes our assets under management by product:

	As of March 31,		Change
	2017	2016	$	%
($ in millions)
Fund assets
Open-end funds (1)	$24,716.8	$26,536.0	$(1,819.2)	(6.9)%
Closed-end funds	6,814.3	6,543.6	270.7	4.1%
Exchange traded funds	863.3	353.6	509.7	144.1%
Total fund assets	32,394.4	33,433.2	(1,038.8)	(3.1)%
Separately managed accounts (2)	9,312.1	7,021.1	2,291.0	32.6%
Total retail assets	41,706.5	40,454.3	1,252.2	3.1%
Total institutional assets (2)	6,313.3	5,196.9	1,116.4	21.5%
Total Assets Under Management	$48,019.8	$45,651.2	$2,368.6	5.2%
Average Assets Under Management (3)	$46,373.0	$45,666.1	$706.9	1.5%

(1)	Includes assets under management of retail and variable insurance funds.

(2)	Includes assets under management related to option strategies and structured products.

(3)	Averages are calculated as follows:
- Funds - average daily or weekly balances
- Separately Managed Accounts - prior quarter ending balance or average of month-end balances in quarter
- Institutional Accounts - average of month-end balances in quarter

Asset Flows by Product
The following table summarizes asset flows by product:

	Three Months Ended March 31,
($ in millions)	2017	2016
Open-End Funds (1)
Beginning balance	$23,432.8	$28,882.1
Inflows	2,032.7	2,193.4
Outflows	(2,134.7)	(4,794.3)
Net flows	(102.0)	(2,600.9)
Market performance	1,444.5	295.9
Other (2)	(58.5)	(41.1)
Ending balance	$24,716.8	$26,536.0
Closed-End Funds
Beginning balance	$6,757.4	$6,222.3
Inflows	—	—
Outflows	(81.6)	—
Net flows	(81.6)	—
Market performance	280.8	421.3
Other (2)	(142.3)	(100.0)
Ending balance	$6,814.3	$6,543.6
Exchange Traded Funds
Beginning balance	$596.8	$340.8
Inflows	265.7	62.3
Outflows	(23.0)	(33.8)
Net flows	242.7	28.5
Market performance	34.6	(13.6)
Other (2)	(10.8)	(2.1)
Ending balance	$863.3	$353.6
Separately Managed Accounts (3)
Beginning balance	$8,473.5	$6,784.4
Inflows	689.2	399.2
Outflows	(297.9)	(364.3)
Net flows	391.3	34.9
Market performance	453.8	210.8
Other (2)	(6.5)	(9.0)
Ending balance	$9,312.1	$7,021.1
Institutional Accounts (3)(4)
Beginning balance	$6,105.8	$5,155.7
Inflows	277.7	186.2
Outflows	(208.6)	(276.6)
Net flows	69.1	(90.4)
Market performance	148.6	148.4
Other (2)	(10.2)	(16.8)
Ending balance	$6,313.3	$5,196.9
Total
Beginning balance	$45,366.3	$47,385.3
Inflows	3,265.3	2,841.1
Outflows	(2,745.8)	(5,469.0)
Net flows	519.5	(2,627.9)
Market performance	2,362.3	1,062.8
Other (2)	(228.3)	(169.0)
Ending balance	$48,019.8	$45,651.2

(1)	Includes assets under management of retail and variable insurance funds.

(2)
Represents open-end and closed-end mutual fund distributions, net of reinvestments, net flows of cash management strategies, net flows from non-sales related activities such as asset acquisitions/(dispositions), marketable securities investments/(withdrawals) and the impact on assets from the use of leverage.

(3)	Includes assets under management related to option strategies.

(4)	Includes assets under management related to structured products.
The following table summarizes our assets under management by asset class:

	As of March 31,		Change		% of Total
	2017	2016	$	%	2017	2016
($ in millions)
Asset Class
Equity	$27,990.5	$27,061.4	$929.1	3.4%	58.3%	59.3%
Fixed income	15,908.7	14,994.2	914.5	6.1%	33.1%	32.8%
Alternatives (1)	3,622.4	3,091.0	531.4	17.2%	7.6%	6.8%
Other (2)	498.2	504.6	(6.4)	(1.3)%	1.0%	1.1%
Total	$48,019.8	$45,651.2	$2,368.6	5.2%	100.0%	100.0%

(1)	Consists of real estate securities, master-limited partnerships and other.

(2)	Consists of option strategies.

Average Assets Under Management and Average Basis Points
The following table summarizes the average assets under management and the average management fees earned in basis points:

	Three Months Ended March 31,
	Average Fees Earned (expressed in basis points)		Average Assets Under Management (3) ($ in millions)
	2017	2016	2017	2016
Products
Open-End Funds (1)	50.5	47.3	$24,157.6	$27,295.9
Closed-End Funds	66.2	65.4	6,786.1	6,152.3
Exchange Traded Funds	31.7	34.6	759.2	337.1
Separately Managed Accounts (2)	53.9	56.1	8,463.6	6,768.4
Institutional Accounts (2)	36.8	36.7	6,206.5	5,112.4
All Products	51.3	49.7	$46,373.0	$45,666.1

(1)	Includes assets under management of retail and variable insurance funds.

(2)	Includes assets under management related to option strategies.

(3)	Averages are calculated as follows:
- Funds - average daily or weekly balances
- Separately Managed Accounts - prior quarter ending balance or average of month-end balances in quarter
- Institutional Accounts - average of month-end balances in quarter

Average fees earned represent investment management fees net of fees paid to third-party service providers for investment management related services and investment management fees earned from CSIPs and our CIP, divided by average net assets. Mutual fund and exchange traded fund fees are calculated based on average daily or weekly net assets. Separately managed account fees are calculated based on the end of the preceding or current quarter’s asset values or on an average of month-end balances. Institutional account fees are calculated based on an average of month-end balances or current quarter’s asset values. Average fees earned will vary based on several factors, including the asset mix and reimbursements to funds.

The average fee rate earned for the three months ended March 31, 2017 increased by 1.6 basis points compared to the same period in the prior year primarily due to a 3.2 basis point increase in the open-end mutual fund fee rate primarily attributable to an increase in average assets in higher fee equity products. The increase in the open-end mutual fund fee rate was partially offset by fee rate decreases in separately managed accounts and exchange traded funds primarily due to net inflows into lower fee intermediary-sponsored managed accounts and lower average fee rate ETF funds.
Results of Operations
Summary Financial Data

	Three Months Ended March 31,
	2017	2016	2017 vs. 2016%
($ in thousands)
Results of Operations
Investment management fees	$59,271	$57,644	$1,627	2.8%
Other revenue	20,505	22,651	(2,146)	(9.5)%
Total revenues	79,776	80,295	(519)	(0.6)%
Total operating expenses	69,729	67,545	2,184	3.2%
Operating income	10,047	12,750	(2,703)	(21.2)%
Other income (expense), net	5,387	2,100	3,287	156.5%
Interest income, net	2,744	4,576	(1,832)	(40.0)%
Income before income taxes	18,178	19,426	(1,248)	(6.4)%
Income tax expense	4,433	7,556	(3,123)	(41.3)%
Net income	13,745	11,870	1,875	15.8%
Noncontrolling interests	(718)	493	(1,211)	(245.6)%
Net Income Attributable to Stockholders	13,027	12,363	664	5.4%
Preferred stockholder dividends	(2,084)	—	(2,084)	(100.0)%
Net Income Attributable to Common Stockholders	$10,943	$12,363	$(1,420)	(11.5)%
Revenues

Revenues by source are as follows:

	Three Months Ended March 31,
	2017	2016	2017 vs. 2016%
($ in thousands)
Investment management fees
Funds	$42,198	$43,502	$(1,304)	(3.0)%
Separately managed accounts	11,434	9,475	1,959	20.7%
Institutional accounts	5,639	4,667	972	20.8%
Total investment management fees	59,271	57,644	1,627	2.8%
Distribution and service fees	10,783	12,478	(1,695)	(13.6)%
Administration and transfer agent fees	8,981	9,998	(1,017)	(10.2)%
Other income and fees	741	175	566	323.4%
Total revenues	$79,776	$80,295	$(519)	(0.6)%
Investment Management Fees
Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payments.

Investment management fees increased by $1.6 million, or 2.8%, for the three months ended March 31, 2017 compared to the same period in the prior year primarily due to a $0.7 billion, or 1.5%, increase in average assets under management and the 1.6 basis point increase in the average fee rate earned.

Distribution and Service Fees

Distribution and service fees, which are asset based fees earned from open-end funds for distribution services, decreased by $1.7 million or 13.6% for the three months ended March 31, 2017, compared to the same period in the prior year due to lower average open-end assets under management in share classes that have distribution and service fees.

Administration and Transfer Agent Fees

Administration and transfer agent fees represent fees earned for fund administration and shareholder services from our open-end mutual funds and certain of our closed-end funds. Fund administration and transfer agent fees decreased by $1.0 million or 10.2% for the three months ended March 31, 2017, compared to the same period in the prior year due to lower average assets under management for which the Company provides fund administration and shareholder services.

Other Income and Fees

Other income and fees primarily represent contingent sales charges earned from investor redemptions of certain shares sold without a front-end sales charge. Other income and fees increased $0.6 million or 323.4% for the three months ended March 31, 2017, compared to the same period in the prior year primarily due to $0.5 million in other income related to the recovery of costs from a third-party service provider.

Operating Expenses
Operating expenses by category were as follows:

	Three Months Ended March 31,
	2017	2016	2017 vs. 2016%
($ in thousands)
Operating expenses
Employment expenses	$39,641	$35,977	$3,664	10.2%
Distribution and other asset-based expenses	15,323	18,101	(2,778)	(15.3)%
Other operating expenses	13,868	11,954	1,914	16.0%
Depreciation and amortization expense	897	1,513	(616)	(40.7)%
Total operating expenses	$69,729	$67,545	$2,184	3.2%

Employment Expenses

Employment expenses primarily consist of fixed and variable compensation and related employee benefit costs. Employment expenses for the three months ended March 31, 2017 were $39.6 million which represented an increase of $3.7 million or 10.2% compared to the same period in the prior year. The increase compared to prior year reflects higher sales-based compensation due to a 15% increase in total sales, higher profit-based compensation due to higher profits at our affiliates, and $1.5 million of incremental incentive compensation primarily related to efforts associated with the Proposed Acquisition.

Distribution and Other Asset-Based Expenses

Distribution and other asset-based expenses consist primarily of payments to third-party distribution partners for providing services to investors in our funds and payments to third-party service providers for investment management related services. These payments are primarily based on percentages of assets under management or revenues. These expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized on a straight line basis over the periods in which commissions are generally recovered from distribution fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares. Distribution and other asset-based expenses decreased by $2.8 million, or 15.3%, in the three months ended March 31, 2017 compared to the same period in the prior year primarily due to lower average open-end fund assets under management and a lower percentage of assets under management in share classes where we pay distribution expenses.

Other Operating Expenses

Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and distribution related costs, rent and occupancy expenses, operating expenses of our CSIPs and CIP and other miscellaneous costs. Other operating expenses for the three months ended March 31, 2017 increased by $1.9 million or 16.0% when compared to the same period in the prior year primarily due to $1.6 million of costs incurred related to the Proposed Acquisition primarily comprised of professional fees and payments to our financial advisers. Other operating expenses related to our CSIPs and CIP for the three months ended March 31, 2017 decreased by $0.5 million over the prior year primarily due to a lower balance of CSIPs during the three months ended March 31, 2017 compared to the same period in the prior year.
Depreciation and Amortization Expense

Depreciation and amortization expense consists primarily of the straight-line depreciation of furniture, equipment and leasehold improvements as well as the amortization of acquired investment advisory contracts, recorded as definite-lived intangible assets, both over their estimated useful lives. Depreciation and amortization expense decreased by $0.6 million for the three months ended March 31, 2017 compared to the same period in the prior year primarily due to certain intangible assets becoming fully amortized.

Other Income, net

Other Income, net by category was as follows:

	Three Months Ended March 31,
	2017	2016	2017 vs. 2016%
($ in thousands)
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	$297	$(658)	$955	145.1%
Realized and unrealized gain on investments of consolidated sponsored investment products, net	3,726	295	3,431	1,163.1%
Realized and unrealized gain of consolidated investment product, net	718	2,235	(1,517)	(67.9)%
Other income, net	646	228	418	183.3%
Total Other Income, net	$5,387	$2,100	$3,287	(156.5)%

Realized and unrealized gain (loss) on investments, net

Realized and unrealized gain (loss) on investments, net increased during the three months ended March 31, 2017 by $1.0 million, or 145.1%, compared to the same period in the prior year. The increase was primarily due to realized gains of approximately $0.6 million related to our marketable securities in domestic equity strategies partially offset by unrealized losses of $0.3 million primarily related to our alternative strategies. The $0.7 million in realized and unrealized losses for the three months ended March 31, 2016, was primarily related to our marketable securities in alternative strategies.

Realized and unrealized gain on investments of consolidated sponsored investment products, net

Realized and unrealized gains, net on investments of CSIPs were $3.7 million during the three months ended March 31, 2017, compared to $0.3 million during the same period in the prior year. The realized and unrealized gains, net for the three months ended March 31, 2017 primarily consisted of unrealized gains related to emerging markets debt and target date retirement strategies.

Realized and unrealized gain of consolidated investment product, net

Realized and unrealized gains, net of our CIP were $0.7 million during the three months ended March 31, 2017 which primarily consisted of $2.4 million in changes on the note payable as a result of applying the measurement alternative of ASU 2014-13 partially offset by $1.7 million in unrealized and realized losses on the investments of the CIP. The $2.2 million in realized and unrealized gains during the three months ended March 31, 2016, is primarily attributable to unrealized gains on the investments of the CIP.

Interest (Expense) Income, net

Interest (Expense) Income, net by category were as follows:

	Three Months Ended March 31,
	2017	2016	2017 vs. 2016%
($ in thousands)
Interest Income (Expense)
Interest expense	$(243)	$(132)	$(111)	(84.1)%
Interest and dividend income	188	273	$(85)	(31.1)%
Interest and dividend income of investments of consolidated sponsored investment products	1,495	2,961	$(1,466)	(49.5)%
Interest income of consolidated investment product	4,161	2,206	$1,955	88.6%
Interest expense of consolidated investment product	(2,857)	(732)	(2,125)	(290.3)%
Total Interest Income, net	$2,744	$4,576	$(1,832)	(40.0)%

Interest Expense

Interest expense increased $0.1 million for the three months ended March 31, 2017, compared to the same period in the prior year. The increase was due to a higher average level of debt outstanding during the three months ended March 31, 2017, compared to the same period in prior year.

Interest and Dividend Income

Interest and dividend income decreased $0.1 million for the three months ended March 31, 2017, compared to the same period in the prior year. The decrease was primarily due to a lower balance of marketable investment securities during the three months ended March 31, 2017, compared to the same period in prior year.

Interest and Dividend Income of Investments of Consolidated Sponsored Investment Products

Interest and dividend income of CSIPs decreased $1.5 million or 49.5% for the three months ended March 31, 2017, compared to the same period in the prior year. The decrease was primarily due to a lower balance of CSIPs during the three months ended March 31, 2017 compared to the same period in the prior year.

Interest Income and Interest Expense of Consolidated Investment Product

Interest Income of CIP consists primarily of interest income from the investments of the CIP. Interest income of CIP increased $2.0 million or 88.6% for the three months ended March 31, 2017 compared to the same period in the prior year primarily due to the higher balance of investments of the CIP during the three months ended March 31, 2017, compared to the same period in 2016.

Interest expense of CIP represents interest expense on the notes payable of the CIP. Interest expense of CIP for the three months ended March 31, 2017 represented interest on the outstanding notes payable par value of $320.0 million, while interest expense for the three months ended March 31, 2016 included interest expense for the financing facility in place during the warehouse phase of the CLO which had $155.5 million outstanding as of March 31, 2016.

Income Tax Expense

The provision for income taxes reflects U.S. federal, state and local taxes at an estimated effective tax rate of 24.4% and 38.9% for the three months ended March 31, 2017 and 2016, respectively. The decrease in the estimated effective tax rate was primarily due to valuation allowance related market adjustments on our marketable securities and the impact of recording excess tax benefits as a result of stock option exercises and RSU vestings.

Liquidity and Capital Resources
Certain Financial Data
The following table summarizes certain key financial data relating to our liquidity and capital resources:

	March 31, 2017	December 31, 2016	Change
			2017 vs. 2016%
($ in thousands)
Balance Sheet Data
Cash and cash equivalents	$235,930	$64,588	$171,342	265.3%
Investments	86,066	89,371	(3,305)	(3.7)%
Deferred taxes, net	45,716	47,535	(1,819)	(3.8)%
Dividends payable	5,991	3,479	2,512	72.2%
Total equity	552,388	321,673	230,715	71.7%

	Three Months Ended March 31,		Change
	2017	2016	2017 vs. 2016%
($ in thousands)
Cash Flow Data:
Provided by (Used In):
Operating Activities	$(15,305)	$(38,375)	$23,070	60.1%
Investing Activities	5,180	(1,307)	6,487	496.3%
Financing Activities	179,191	1,549	177,642	11,468.2%

Overview

At March 31, 2017, we had $235.9 million of cash and cash equivalents and $70.6 million of investments in marketable securities compared to $64.6 million of cash and cash equivalents and $74.9 million of investments in marketable securities at December 31, 2016. Our credit facility (the "Credit Facility") allows the Company to borrow up to $150.0 million and expires in September 2021. At March 31, 2017, we had no outstanding borrowings under the Credit Facility.

During the three months ended March 31, 2017, the Company issued 1,046,500 shares of common stock and 1,150,000 shares of 7.25% mandatory convertible preferred stock ("MCPS") in public offerings, each of which included the exercised over-allotment option for net proceeds of $220.1 million, after underwriting discounts, commissions and other offering expenses. We intend to use the net proceeds of these offerings, together with cash on hand, proceeds from the sale of investments and gross borrowings of approximately $260.0 million from a new term loan Debt Financing Commitment, as described in the Debt Financing Commitment section below, to finance the Proposed Acquisition and pay related fees and expenses. Upon entering into the new term loan, which is expected to occur at the Closing, our existing Credit Facility will be terminated.

Uses of Capital

Our main uses of capital related to operating activities include payments of annual incentive compensation, income tax payments and other operating expenses which primarily consist of investment research and technology costs, professional fees, distribution and occupancy costs. Annual incentive compensation which is one of the largest annual operating cash expenditures is paid in the first quarter of the year. In the first quarter of 2017 and 2016, we paid approximately $39.7 million and $42.5 million, respectively, in incentive compensation earned during the years ended December 31, 2016 and 2015, respectively.

In addition to the capital used for operating activities other uses of cash will include (i) the purchase price for the Proposed Acquisition currently expected to close in mid-2017, (ii) transaction and financing related fees associated with the Proposed Acquisition, (iii) integration costs, including severance, related to the Proposed Acquisition, (iv) investments in our organic growth, including our distribution efforts and launches of new products (v) seeding of new investments (vi) interest expense payments on debt outstanding and (vii) dividend payments to preferred and common stockholders. Although we continuously monitor working capital to ensure adequate resources are available for near-term liquidity requirements, our liquidity could be impacted by certain contingencies, including any legal or regulatory matters as described in Note 13 of our consolidated financial statements.

Capital and Reserve Requirements

We operate two broker-dealer subsidiaries registered with the SEC which are subject to certain rules regarding minimum net capital, as defined by those rules. The broker-dealers are required to maintain a ratio of “aggregate indebtedness” to “net capital,” as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us including additional reporting requirements, a lower required ratio of aggregate indebtedness to net capital or interruption of our business. At both March 31, 2017 and December 31, 2016, the ratio of aggregate indebtedness to net capital of our broker-dealers was below the maximum allowed, and net capital was significantly greater than the required minimum.

Balance Sheet

Cash and cash equivalents consist of cash in banks and money market fund investments. Investments consist primarily of investments in our affiliated mutual funds. CSIPs primarily represent investment products we sponsor and where we own a majority of the voting interest in the entity. As of March 31, 2017, we consolidated a total of 18 sponsored investment products. Our CIP represents our investment in a collateralized loan obligation ("CLO").

Operating Cash Flow

Net cash used in operating activities of $15.3 million for the three months ended March 31, 2017 decreased by $23.1 million from net cash used in operating activities of $38.4 million in the same period in the prior year. The decrease in net cash used in operating activities was due primarily to a decrease in net purchases of investments of CSIPs and CIP and increased realized and unrealized gains.

Investing Cash Flow

Net cash provided by investing activities consists primarily of capital expenditures and other investing activities related to our business operations. Net cash provided by investing activities of $5.2 million for the three months ended March 31, 2017 increased by $6.5 million from net cash used in investing activities of $1.3 million in the same period for the prior year. The primary investing activities for the three months ended March 31, 2017 were cash inflows of $5.6 million related to the consolidation of a sponsored investment product.

Financing Cash Flow

Cash flows used in financing activities consist primarily of issuance of common and preferred stock, return of capital through repurchases of common shares and dividends, withholding obligations for the net share settlement of employee share transactions and contributions to noncontrolling interests related to our CSIPs. Net cash provided by financing activities increased $177.6 million to $179.2 million for the three months ended March 31, 2017 as compared to net cash provided by financing activities of $1.5 million for the three months ended March 31, 2016. The primary reason for the increase was due to cash inflows of $221.0 million related to the issuance of preferred stock and common stock, net of issuance costs paid partially offset by the repayments of $30.0 million on our credit facility.

Debt

    Credit Facility

    During the three months ended March 31, 2017, the Company made $30.0 million in repayments on its existing senior unsecured revolving credit facility ("Credit Facility"). At March 31, 2017, no amounts were outstanding under the Credit Facility. As of March 31, 2017, the Company had the capacity to draw on the full amount of the Credit Facility.

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

Debt Financing Commitment

In connection with the Merger Agreement, on December 16, 2016, the Company entered into a debt financing commitment letter (the "Commitment Letter") with Barclays Bank PLC and Morgan Stanley Senior Funding, Inc. (the “Initial Commitment Parties”). Pursuant to the Commitment Letter, the Initial Commitment Parties committed to arrange and provide the Company with a senior secured credit facility ("Loan Facility") composed, as of March 31, 2017, of (i) a term loan of up to $260.0 million with an expected maturity of seven years from the execution date and (ii) a revolving credit facility of up to $100.0 million maturing five years after the execution date.

On March 2, 2017, the Company priced a $260.0 million first-lien term loan with a seven year tenor.  The loan was priced with 0.50% of upfront fees and a spread of LIBOR plus 3.75% (LIBOR floor of 0.75%).   The spread steps down to LIBOR plus 3.50% at net leverage levels of less than 1.0.  In addition, the Company priced a $100.0 million, five year revolving credit facility at a spread of LIBOR plus 3.75% (LIBOR floor is 0.00%).  The term loan will be drawn down at the closing date for the Proposed Acquisition.  A delayed draw fee is in place for the period between pricing of the term loan on March 2, 2017 and the closing date of the Proposed Acquisition.

The availability of borrowings under the term loan and revolving credit facility are subject to satisfaction of certain customary conditions which include termination and repayment of all amounts outstanding under our existing senior unsecured revolving credit facility (using cash on hand). The term loan and revolving credit facility will contain affirmative and negative financial and operating covenants and events of default customary for facilities of this type. The term loan and revolving credit facility will be guaranteed by the Company's domestic subsidiaries (subject to certain exceptions) and will be secured by substantially all of the Company's assets. We expect to close such debt financing concurrently with closing the Proposed Acquisition.

Contractual Obligations

Our contractual obligations are summarized in our 2016 Annual Report on Form 10-K. As of March 31, 2017, there have been no material changes outside of the ordinary course of business in our contractual obligations since December 31, 2016 other than the repayment of the $30.0 million that was outstanding under our existing Credit Facility as of December 31, 2016.

Critical Accounting Policies and Estimates

Our financial statements and the accompanying notes are prepared in accordance with generally accepted accounting principles generally accepted in the United States of America, which require the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our 2016 Annual Report on Form 10-K. There were no changes in our critical accounting policies in the three months ended March 31, 2017.

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
We are also subject to market risk due to a decline in the market value of our investments, which consist of marketable securities, the Company’s net interests in CSIPs and the Company’s net interest in a CIP. The following table summarizes the impact of a 10% increase or decrease in the fair values of these financial instruments:

	March 31, 2017
$ in thousands	Fair Value	10% Change

Marketable Securities - Available for Sale (a)	$3,623	$362.3
Marketable Securities - Trading (b)	66,972	6,697.2
Company's net interests in Consolidated Sponsored Investment Products (c)	107,795	10,779.5
Company's net interest in Consolidated Investment Product (c)	27,091	2,709.1
Total Investments subject to Market Risk	$205,481	$20,548.1

(a)
Any gains or losses arising from changes in the fair value of available-for-sale investments are recognized in accumulated other comprehensive income, net of tax, until the investment is sold or otherwise disposed of, or if the investment is determined to be other-than-temporarily impaired, at which time the cumulative gain or loss previously reported in equity is included in income. The Company evaluates the carrying value of investments for impairment on a quarterly basis. In its impairment analysis, the Company takes into consideration numerous criteria, including the duration and extent of any decline in fair value, and the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value. If the decline in value is determined to be other-than-temporary, the carrying value of the security is generally written down to fair value through the Condensed Consolidated Statement of Operations. If such a 10% increase or decrease in fair value were to occur, it would not result in an other-than-temporary impairment charge that would be material to the Company's pre-tax earnings.

(b)	If such a 10% increase or decrease in fair values were to occur, the change of these trading investments would result in a corresponding increase or decrease in our pre-tax earnings.

(c)
These represent the Company's direct investments in investment products that are consolidated. Upon consolidation, these direct investments are eliminated, and the assets and liabilities of CIP and CSIP are consolidated in the Condensed Consolidated Balance Sheet, together with a noncontrolling interest balance representing the portion of the CIP or CSIP owned by third parties. If a 10% increase or decrease in the fair values of the Company's direct investments in CIP and CSIP were to occur, it would result in a corresponding increase or decrease in the Company's pre-tax earnings.

Interest Rate Risk
Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. At March 31, 2017, we were exposed to interest rate risk as a result of approximately $174.7 million in investments in fixed and floating rate income funds/vehicles in which we have invested and which includes our net interests in CSIPs and our CIP. We considered a hypothetical 100 basis point change in interest rates and determined that the fair value of our fixed income investments would change by an estimated $2.6 million.
At March 31, 2017, we had no amounts outstanding under our Credit Facility. Amounts outstanding under the Credit Facility bear interest at an annual rate equal to, at our option, either LIBOR for interest periods of one, two, three or six months or an alternate base rate (as defined in the Credit Facility agreement), plus, in each case, an applicable margin, that ranges from 0.75% to 2.25%.
     At March 31, 2017, we had $325.8 million outstanding of notes payable of our CIP. The notes bear interest at an annual rate equal to average LIBOR rate for interest periods of three months and six months plus, in each case, an applicable margin, that ranges from 1.00% to 8.75%.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q.

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

In re Virtus Investment Partners, Inc. Securities Litigation; formerly Tom Cummins v. Virtus Investment Partners Inc.
et al

On February 20, 2015, a putative class action complaint alleging violations of certain provisions of the federal securities laws was filed by an individual shareholder against the Company and certain of the Company’s current officers (the “defendants”) in the United States District Court for the Southern District of New York (the "Court"). On April 21, 2015, three plaintiffs, including the original plaintiff, filed motions to be appointed lead plaintiffs and, on June 9, 2015, the Court appointed Arkansas Teachers Retirement System lead plaintiff. On August 21, 2015, the plaintiff filed a Consolidated Class Action Complaint (the “Consolidated Complaint”) amending the originally filed complaint, which was purportedly filed on behalf of all purchasers of the Company’s common stock between January 25, 2013 and May 11, 2015 (the “Class Period”). The Consolidated Complaint alleges that, during the Class Period, the defendants disseminated materially false and misleading statements and concealed material adverse facts relating to certain funds formerly subadvised by F-Squared Investments Inc. ("F-Squared"). The Consolidated Complaint alleges claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5. The plaintiff seeks to recover unspecified damages. A motion to dismiss the Consolidated Complaint was filed on behalf of the Company and the other defendants on October 21, 2015. On July 1, 2016, the Court entered an opinion and order granting in part, and denying in part, the motion to dismiss, narrowing Plaintiff's claims under Sections 10(b) and 20(a) of the Exchange Act and dismissing one of the defendants from the suit. The remaining defendants' Answer to the Consolidated Complaint was filed on August 5, 2016. Plaintiff's motion for class certification is fully briefed, and oral argument was held on March 3, 2017. The motion remains pending. The Company believes that the suit is without merit and intends to defend it vigorously. The Company believes that there is not a material loss that is probable and reasonably estimable related to this claim.

Mark Youngers v. Virtus Investment Partners, Inc. et al

On May 8, 2015, a putative class action complaint alleging violations of certain provisions of the federal securities laws was filed in the United States District Court for the Central District of California (the "District Court") by an individual who alleges he is a former shareholder of one of the Virtus mutual funds formerly subadvised by F-Squared and formerly known as the AlphaSector Funds. The complaint alleges claims against the Company, certain of the Company’s officers and affiliates, and certain other parties (the “defendants”). The complaint was purportedly filed on behalf of purchasers of the AlphaSector Funds between May 8, 2010 and December 22, 2014, inclusive (the “Class Period”). The complaint alleges that, during the Class Period, the defendants disseminated materially false and misleading statements and concealed or omitted material facts necessary to make the statements made not misleading. On June 7, 2015, a group of three individuals, including the original plaintiff, filed a motion to be appointed lead plaintiff, and on July 27, 2015, the District Court appointed movants as lead plaintiff. On October 1, 2015, the plaintiffs filed a First Amended Class Action Complaint which, among other things, added a derivative claim for breach of fiduciary duty on behalf of Virtus Opportunities Trust. On October 19, 2015, the District Court entered an order transferring the action to the Southern District of New York (the "Court"). On January 4, 2016, the Plaintiffs filed a Second Amended Complaint. A motion to dismiss was filed on behalf of the Company and affiliated defendants on February 1, 2016. On July 1, 2016, the Court entered an opinion and order granting in part, and denying in part, the motion to dismiss. The Court dismissed four causes of action entirely and a fifth cause of action with respect to a portion of the Class Period. The Court also dismissed all claims against ten defendants named in the Complaint. The Court held that the Plaintiffs may pursue certain securities claims under Sections 10(b) and 20(a) of the Exchange Act and Section 12 of the Securities Act of 1933. The remaining defendants filed an Answer to the Second Amended Complaint on August 5, 2016. A Stipulation of Voluntary Dismissal of the claim under Section 12 of the Securities Act was filed on September 15, 2016. The defendants filed a motion to certify an interlocutory appeal of the July 1, 2016 order to the Court of Appeals for the Second Circuit on August 26, 2016. The motion was denied on January 6, 2017. Plaintiff's motion for class certification is fully briefed, and oral argument was held on March 3, 2017. The motion remains pending. The Company believes that the suit has no basis in law or fact and intends to defend it vigorously. The Company believes that there is not a material loss that is probable and reasonably estimable related to this claim.

Item 1A.    Risk Factors

The reader should carefully consider, in connection with the other information in this report, the Company’s risk factors previously reported in our 2016 Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

As of March 31, 2017, 3,430,045 shares of our common stock have been authorized to be repurchased under a share repurchase program approved by our Board of Directors, and 200,000 shares remain available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time. We did not repurchase any shares during the three months ended March 31, 2017.

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

3.1
Certificate of Designations of the 7.25% Series D Mandatory Convertible Preferred Stock of Virtus Investment Partners, Inc., filed with the Secretary of State of the State of Delaware on February 1, 2017 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed February 1, 2017)

4.1	Specimen 7.25% Series D Mandatory Convertible Preferred Stock Share Certificate (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 1, 2017)

10.1	Form of Virtus Investment Partners, Inc. Performance Share Units Agreement (Special Integration Award) under the Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following information formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2017 and 2016, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2017 and 2016 and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 8, 2017

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)