Form 10-Q
period 2017-06-30
VIRTUS INVESTMENT PARTNERS, INC.
filed 2017-08-08
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-10994

VIRTUS INVESTMENT PARTNERS, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-3962811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of the registrant’s common stock was 7,217,908 as of July 31, 2017.

VIRTUS INVESTMENT PARTNERS, INC.

“We,” “us,” “our,” "the Company,” and “Virtus” as used in this Quarterly Report on Form 10-Q, refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Virtus Investment Partners, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2017	December 31, 2016
($ in thousands, except share data)
Assets:
Cash and cash equivalents	$127,571	$64,588
Investments	93,396	89,371
Accounts receivable, net	59,362	35,879
Assets of consolidated investment products ("CIP")
Cash and cash equivalents of CIP	51,468	18,099
Cash pledged or on deposit of CIP	854	984
Investments of CIP	1,354,389	489,042
Other assets of CIP	27,786	9,158
Furniture, equipment and leasehold improvements, net	12,295	7,728
Intangible assets, net	312,081	38,427
Goodwill	171,170	6,788
Deferred taxes, net	54,655	47,535
Other assets	26,532	16,789
Total assets	$2,291,559	$824,388
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$51,978	$47,885
Accounts payable and accrued liabilities	29,167	25,176
Dividends payable	6,173	3,479
Contingent consideration	51,690	—
Debt	248,111	30,000
Other liabilities	18,279	13,505
Liabilities of consolidated investment products ("CIP")
Notes payable of CIP	1,096,434	328,761
Securities purchased payable and other liabilities of CIP	143,058	16,643
Total liabilities	1,644,890	465,449
Commitments and Contingencies (Note 14)
Redeemable noncontrolling interests of consolidated investment products	57,336	37,266
Equity:
Equity attributable to stockholders:
Series D mandatory convertible preferred stock, $0.01 par value, 1,150,000 shares authorized; 1,150,000 and 0 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively.	110,837	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 10,447,953 shares issued and 7,217,908 shares outstanding at June 30, 2017 and 9,119,058 shares issued and 5,889,013 shares outstanding at December 31, 2016	104	91
Additional paid-in capital	1,217,501	1,090,331
Accumulated deficit	(410,506)	(424,279)
Accumulated other comprehensive loss	(88)	(224)
Treasury stock, at cost, 3,230,045 shares at June 30, 2017 and December 31, 2016	(344,246)	(344,246)
Total equity attributable to stockholders	573,602	321,673
Noncontrolling interests of consolidated investment products	15,731	—
Total equity	589,333	321,673
Total liabilities and equity	$2,291,559	$824,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
($ in thousands, except per share data)
Revenues
Investment management fees	$74,062	$58,192	$133,333	$115,836
Distribution and service fees	10,439	12,167	21,222	24,645
Administration and transfer agent fees	9,476	9,499	18,457	19,497
Other income and fees	155	227	896	402
Total revenues	94,132	80,085	173,908	160,380
Operating Expenses
Employment expenses	42,992	33,065	82,633	69,042
Distribution and other asset-based expenses	15,764	17,432	31,087	35,533
Other operating expenses	20,236	12,457	33,462	23,222
Operating expenses of consolidated investment products	473	4,618	1,115	5,807
Restructuring and severance	8,894	2,391	8,894	2,391
Depreciation expense	776	776	1,440	1,638
Amortization expense	1,813	603	2,046	1,254
Total operating expenses	90,948	71,342	160,677	138,887
Operating Income	3,184	8,743	13,231	21,493
Other (Expense) Income
Realized and unrealized gain on investments, net	1,287	3,281	1,584	2,623
Realized and unrealized (loss) gain of consolidated investment products, net	(1,424)	3,678	3,020	6,208
Other income (expense), net	47	(15)	693	213
Total other (expense) income, net	(90)	6,944	5,297	9,044
Interest (Expense) Income
Interest expense	(3,739)	(129)	(3,982)	(261)
Interest and dividend income	446	619	634	892
Interest and dividend income of investments of consolidated investment products	5,102	4,278	10,758	9,445
Interest expense of consolidated investment products	(2,995)	(5,668)	(5,852)	(6,400)
Total interest (expense) income, net	(1,186)	(900)	1,558	3,676
Income Before Income Taxes	1,908	14,787	20,086	34,213
Income tax expense	1,880	6,087	6,313	13,643
Net Income	28	8,700	13,773	20,570
Noncontrolling interests	(333)	(612)	(1,051)	(119)
Net (Loss) Income Attributable to Stockholders	(305)	8,088	12,722	20,451
Preferred stockholder dividends	(2,084)	—	(4,168)	—
Net (Loss) Income Attributable to Common Stockholders	$(2,389)	$8,088	$8,554	$20,451
(Loss) Earnings per Share—Basic	$(0.34)	$0.99	$1.26	$2.48
(Loss) Earnings per Share—Diluted	$(0.34)	$0.97	$1.22	$2.43
Cash Dividends Declared per Preferred Share	$1.81	$—	$3.63	$—
Cash Dividends Declared per Common Share	$0.45	$0.45	$0.90	$0.90
Weighted Average Shares Outstanding—Basic (in thousands)	7,064	8,170	6,804	8,257
Weighted Average Shares Outstanding—Diluted (in thousands)	7,064	8,314	7,020	8,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
($ in thousands)
Net Income	$28	$8,700	$13,773	$20,570
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax of ($287) for the three months ended June 30, 2016, and ($348) for the six months ended June 30, 2016.	2	470	2	569
Unrealized gain on available-for-sale securities, net of tax of ($29) and ($74) for the three months ended June 30, 2017 and 2016, respectively and ($83) and ($171) for the six months ended June 30, 2017 and 2016, respectively.	46	121	134	281
Other comprehensive income	48	591	136	850
Comprehensive income	76	9,291	13,909	21,420
Comprehensive income attributable to noncontrolling interests	(333)	(612)	(1,051)	(119)
Comprehensive (Loss) Income Attributable to Stockholders	$(257)	$8,679	$12,858	$21,301
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2017	2016
($ in thousands)
Cash Flows from Operating Activities:
Net income	$13,773	$20,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense, intangible asset and other amortization	4,894	3,009
Stock-based compensation	9,490	6,658
Excess tax benefit from stock-based compensation	—	(164)
Amortization of deferred commissions	1,072	1,365
Payments of deferred commissions	(1,389)	(921)
Equity in earnings of equity method investments	(679)	(201)
Realized gain on sale of equity method investment	—	(2,883)
Realized and unrealized (gains) losses on trading securities, net	(1,584)	260
Sales of trading securities, net	5,558	11,122
Deferred taxes, net	(576)	7,190
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	(7,359)	576
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	(22,465)	(25,430)
Operating activities of consolidated investment products ("CIP"):
Realized and unrealized gains on investments of CIP, net	(2,879)	(6,364)
Purchases of investments by CIP	(150,500)	(334,459)
Sales of investments by CIP	205,347	356,437
Net purchases of short term investments by CIP	265	6,515
Sales (purchases) of securities sold short by CIP, net	153	(4,455)
Change in cash pledged or on deposit of CIP	130	9,582
Change in other assets of CIP	1,589	(585)
Change in liabilities of CIP	(208)	404
Amortization of discount on notes payable of CIP	—	3,719
Net cash provided by operating activities	54,632	51,945
Cash Flows from Investing Activities:
Capital expenditures	(678)	(1,093)
Proceeds from sale of equity method investment	—	8,621
Change in cash and cash equivalents of consolidated investment products due to consolidation, net	5,466	103
Equity method investment contributions	—	(759)
Acquisition of business (cash paid $471.4 million, less cash acquired $77.6 million)	(393,784)	—
Purchases of available-for-sale securities	(130)	(121)
Net cash (used in) provided by investing activities	(389,126)	6,751
Cash Flows from Financing Activities:
Issuance of debt	260,000	—
Repayments on credit facility and other debt	(30,271)	—
Payment of deferred financing costs	(15,520)	—
Proceeds from issuance of mandatory convertible preferred stock, net of issuance costs	111,004	—
Proceeds from issuance of common stock, net of issuance costs	109,487	—
Common stock dividends paid	(6,060)	(7,638)
Preferred stock dividends paid	(2,084)	—
Repurchases of common shares	—	(61,809)
Proceeds from exercise of stock options	86	400
Taxes paid related to net share settlement of restricted stock units	(3,029)	(1,332)
Excess tax benefits from stock-based compensation	—	164
Contributions of noncontrolling interests, net	7,733	1,537
Financing activities of consolidated investment products ("CIP"):
Repayment of debt of CIP	—	(156,012)
Proceeds from issuance of notes payable by CIP	—	316,280
Repayment of notes payable by CIP	(500)	—
Net cash provided by financing activities	430,846	91,590
Net increase in cash and cash equivalents	96,352	150,286
Cash and cash equivalents, beginning of period	82,687	97,384
Cash and Cash Equivalents, End of Period	$179,039	$247,670
Non-Cash Investing Activities:
Change in accrual for capital expenditures	$(174)	$45
Non-Cash Financing Activities:
Decrease to noncontrolling interest due to deconsolidation of consolidated investment products	$11,286	$(52,874)
Stock issued for acquisition of business	$21,738	$—
Contingent consideration for acquisition of business	$51,690	$—
Common stock dividends payable	$3,248	$3,473
Preferred stock dividends payable	$2,084	$—
Accrued stock issuance costs	$334	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Stockholders	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
($ in thousands except per share data)	Shares	Par Value	Shares	Amount				Shares	Amount
Balances at December 31, 2015	8,398,944	$96	—	—	$1,140,875	$(472,614)	$(1,034)	1,214,144	$(157,699)	$509,624	$(167)	$509,457	$73,864
Net income	—	—	—	—	—	20,451	—	—	—	20,451	—	20,451	119
Net unrealized loss on securities available-for-sale	—	—	—	—	—	—	281	—	—	281	—	281	—
Foreign currency translation adjustments	—	—	—	—	—	—	569	—	—	569	—	569	—
Activity of noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	—	—	(46,838)
Cash dividends declared ($0.90 per common share)	—	—	—	—	(7,452)	—	—	—	—	(7,452)		(7,452)	—
Repurchases of common shares	(732,713)	(6)	—	—	(47,133)	—	—	176,204	(15,000)	(62,139)	—	(62,139)	—
Issuance of common shares related to employee stock transactions	51,832	1	—	—	963	—	—	—	—	964	—	964	—
Taxes paid on stock-based compensation	—	—	—	—	(1,332)	—	—	—	—	(1,332)	—	(1,332)	—
Stock-based compensation	—	—	—	—	6,620	—	—	—	—	6,620	—	6,620	—
Tax deficiencies from stock-based compensation	—	—	—	—	(1,313)	—	—	—	—	(1,313)	—	(1,313)	—
Balances at June 30, 2016	7,718,063	$91	—	—	$1,091,228	$(452,163)	$(184)	1,390,348	$(172,699)	$466,273	$(167)	$466,106	$27,145
Balances at December 31, 2016	5,889,013	$91	—	—	$1,090,331	$(424,279)	$(224)	3,230,045	$(344,246)	$321,673	$—	$321,673	$37,266
Cumulative effect adjustment for adoption of ASU 2016-09	—	—	—	—	—	1,051	—	—	—	1,051	—	1,051	—
Net income	—	—	—	—	—	12,722	—	—	—	12,722	—	12,722	1,051
Net unrealized gain on securities available-for-sale	—	—	—	—	—	—	134	—	—	134	—	134	—
Foreign currency translation adjustments	—	—	—	—	—	—	2	—	—	2	—	2	—
Activity of noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	15,731	15,731	19,019
Issuance of mandatory convertible preferred stock, net of offering costs	—	—	1,150,000	110,837	—	—	—	—	—	110,837	—	110,837	—
Cash dividends declared ($3.625 per preferred share)	—	—	—	—	(4,168)	—	—	—	—	(4,168)	—	(4,168)	—
Issuance of common stock for acquisition of business	213,669	2	—	—	21,738	—	—	—	—	21,740	—	21,740	—
Issuance of common stock, net of offering costs	1,046,500	10	—	—	109,310	—	—	—	—	109,320	—	109,320	—
Cash dividends declared ($0.90 per common share)	—	—	—	—	(6,670)	—	—	—	—	(6,670)	—	(6,670)	—
Issuance of common shares related to employee stock transactions	68,726	1	—	—	816	—	—	—	—	817	—	817	—
Taxes paid on stock-based compensation	—	—	—	—	(3,029)	—	—	—	—	(3,029)		(3,029)	—
Stock-based compensation	—	—	—	—	9,173	—	—	—	—	9,173	—	9,173	—
Balances at June 30, 2017	7,217,908	$104	1,150,000	110,837	$1,217,501	$(410,506)	$(88)	3,230,045	$(344,246)	$573,602	$15,731	$589,333	$57,336
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Business

Virtus Investment Partners, Inc. (“the Company,” “we,” “us,” “our,” or “Virtus”), a Delaware corporation, operates in the investment management industry through its subsidiaries.

The Company provides investment management and related services to individuals and institutions. The Company’s retail investment management services are provided to individuals through products consisting of U.S. 1940 Act mutual funds and Undertaking for Collective Investment in Transferable Securities ("UCITS") (collectively, "open end funds"), closed-end funds, exchange traded funds (“ETFs”) and retail separate accounts. Institutional investment management services are provided to corporations, multi-employer retirement funds, employee retirement systems, foundations, endowments, structured products and as a subadviser to unaffiliated mutual funds.

On June 1, 2017, the Company completed the acquisition of RidgeWorth Investments ("RidgeWorth"), which provides investment management and related services to clients throughout North America, Europe and Asia. See Note 3 for further discussion of the RidgeWorth acquisition.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The Company has reclassified certain amounts in prior-period financial statements to conform to the current period's presentation. As a result of the overall increase of consolidated investment products and the decrease in consolidated sponsored investment products during the quarter, the Company has combined these categories under the caption "consolidated investment products" and accordingly reclassified prior presentations. Further, the Company has reclassified its prior net presentation of purchases and sales of investments by its consolidated sponsored investments products and its consolidated investment product in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2016 to conform with the current year presentation of showing such purchases and sales as separate line items within the cash flows from operating activities. The reclassifications had no impact on the net cash provided by or used in operating, investing or financing activities within the Condensed Consolidated Statement of Cash Flows, nor any impact on the other Condensed Consolidated Financial Statements.
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

New Accounting Standards Implemented

The Company adopted Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), on January 1, 2017. This standard makes several modifications to the accounting for forfeitures and employer tax withholdings on share-based compensation as well as the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation of certain components of share-based awards. Upon adoption, the Company recorded a $1.1 million cumulative effect adjustment to retained earnings for excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable. The Company elected to adopt all provisions impacting the Condensed Consolidated Statements of Operations and Cash Flows prospectively.

The Company adopted ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 232): Simplifying the Transition to the Equity Method of Accounting, on January 1, 2017. This standard eliminates the requirement that, when an existing cost method investment qualifies for use of the equity method, a reporting entity must restate its historical financial statements, as if the equity method had been used during all previous periods. Under the new guidance, at the point an investment qualifies for the equity method, any unrealized gain or loss in accumulated other comprehensive income/(loss) would be recognized through earnings. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

New Accounting Standards Not Yet Implemented

In November 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning and ending cash on the statement of cash flows. This standard is effective for annual periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. A reporting entity should apply this standard on a retrospective basis as of the beginning of the fiscal year for which the standard is effective. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, and, supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 was originally effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 by one year or for periods beginning after December 15, 2017. Adoption of the standard requires either a retrospective or a modified retrospective approach to adoption, and early adoption is permitted as of the original effective date. The core principle of the model is that revenue is recognized upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received for the goods or services. The guidance also changes the accounting for certain contract costs and revises the criteria for determining if an entity is acting as a principal or agent in certain arrangements. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company's implementation assessment includes the identification of revenue within the scope of the guidance, as well as the evaluation of revenue contracts, and it is also evaluating the presentation of certain revenue-related costs on a gross versus net basis and related disclosures of revenue. Although the Company is still evaluating the impact of ASU 2014-09, it has not identified material changes in the timing of revenue recognition.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). The standard replaces current codification Topic 840 with updated guidance on accounting for leases and requires a lessee to recognize assets and liabilities arising from an operating lease on the balance sheet, whereas previous guidance did not require lease assets and liabilities to be recognized for most leases. Furthermore, this standard permits companies to make an accounting policy election to not recognize lease assets and liabilities for leases with a term of 12 months or less. For both finance leases and operating leases, the lease liability should be initially measured at the present value of the lease payments. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will not significantly change under this new guidance. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods therein. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements but expects to record a right-of-use asset and a related lease obligation in the Company's consolidated balance sheet upon adoption.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 requires that an entity perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss cannot exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for fiscal years and interim periods within those years beginning after December 15, 2019. The amendments require a prospective approach to adoption and early adoption is permitted for interim or annual goodwill impairment tests. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

3. Business Combination

On June 1, 2017, the Company completed the acquisition of RidgeWorth (the "Acquisition"), a multi-boutique asset manager with approximately $40.1 billion in assets under management ("AUM"), including $35.7 billion in long term AUM. The Acquisition significantly increased AUM, and provided a wider range of strategies for institutional and individual investors, and broader distribution and client service resources.

Total purchase price of the Acquisition was $547.1 million, comprising $485.2 million for the business and $61.9 million for certain balance sheet investments. At the closing, the Company paid $471.4 million in cash, issued 213,669 shares of the Company's common stock with a value of $21.7 million based on a stock price of $101.76, and recorded $51.7 million in contingent consideration and $2.3 million in deferred cash consideration. The conditions for the $51.7 million of contingent consideration were met as of June 30, 2017, and the Company expects to pay this amount during the fourth quarter of 2017. The total purchase price is subject to finalization of agreed upon working capital levels for the acquired business, which is expected to be completed by the end of the year.

The Company accounted for the acquisition in accordance with ASC 805, Business Combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the Acquisition.

Given the timing of this transaction and complexity of the purchase accounting, our estimate of the fair value adjustment specific to the acquired intangible assets and final tax positions is preliminary. We intend to finalize the accounting for these items as soon as reasonably possible. The Company may adjust the preliminary purchase price allocation, as necessary, during the measurement period of up to one year after the closing date as it obtains more information as to facts and circumstances existing as of the acquisition date.

The excess purchase price over the estimated fair values of assets acquired and liabilities and non-controlling interests assumed of $164.4 million was recorded as goodwill. As of June 30, 2017, $123.0 million of the goodwill is expected to be deductible for tax purposes. It is anticipated that the $51.7 million of contingent consideration will be allocated to goodwill when settled, which we expect will be tax deductible.

The following table summarizes the initial estimate of amounts of identified acquired assets and liabilities assumed as of the acquisition date:

June 1, 2017
($ in thousands)
Assets:
Cash and cash equivalents	39,343
Investments	5,516
Accounts receivable	19,941
Assets of consolidated investment products ("CIP")
Cash and cash equivalents of CIP	38,261
Investments of CIP	902,493
Other assets of CIP	21,158
Furniture, equipment and leasehold improvements	5,505
Intangible assets	275,700
Goodwill	164,382
Deferred taxes, net	5,573
Other assets	3,003
Total Assets	1,480,875
Liabilities
Accrued compensation and benefits	18,263
Accounts payable and accrued liabilities	11,938
Other liabilities	2,601
Liabilities of consolidated investment products ("CIP")
Notes payable of CIP	770,160
Securities purchased payable and other liabilities of CIP	115,100
Noncontrolling Interests of CIP	15,731
Total Liabilities & Noncontrolling Interests	933,793
Total Net Assets Acquired	547,082

Identifiable Intangible Assets Acquired

In connection with the allocation of the purchase price, we identified indefinite-lived trade names with an estimated fair value of $8.7 million as well as the following definite-lived intangible assets:

	June 1, 2017
	Approximate Fair Value	Weighted Average of Useful Life
($ in thousands)
Mutual Fund Investment Contracts	189,200	16.0 years
Institutional and Retail Separate Account Investment Contracts	77,000	10.4 years
Trademarks/Trade Names	$800	10.0 years
Total Finite-Lived Intangible Assets	$267,000

Acquired Business

For the three months ended June 30, 2017, the Company incurred $16.3 million in transaction and integration costs associated with the acquisition comprised of $8.6 million in severance charges, $5.6 million of other operating expenses, and $2.1 million in employment expenses.

Income of the acquired business subsequent to the effective closing date of the Acquisition of June 1, 2017 within the quarter ended June 30, 2017, was as follows:

One Month Ended
June 30, 2017
($ in thousands)
Total Revenues	11,536
Restructuring and severance	8,396
All other operating expenses	8,564
Operating Loss	(5,424)
Loss Before Income Taxes	(5,398)

The following Unaudited Pro Forma Condensed Consolidated Results of Operations are provided for illustrative purposes only and assume that the acquisition occurred on January 1, 2016. The unaudited pro forma information also reflects adjustment for transaction and integration expenses as if the transaction had been consummated on January 1, 2016. This unaudited information should not be relied upon as being indicative of historical results that would have been obtained if the acquisition had occurred on that date, nor of the results that may be obtained in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
($ in thousands, except per share amounts)
Total Revenues	$119,803	$115,713	$237,395	$231,081
Net (Loss) Income Attributable to Common Stockholders	$(2,724)	$(1,124)	$9,982	$6,503

Basic EPS	$(0.39)	$(0.13)	$1.47	$1.26
Diluted EPS	$(0.39)	$(0.13)	$1.42	$0.75

4. Intangible Assets, Net

Intangible assets, net are summarized as follows:

	June 30, 2017	December 31, 2016
($ in thousands)
Definite-lived intangible assets:
Investment contracts	$425,747	$158,747
Accumulated amortization	(157,182)	(155,136)
Definite-lived intangible assets, net	268,565	3,611
Indefinite-lived intangible assets	43,516	34,816
Total intangible assets, net	$312,081	$38,427

Activity in intangible assets, net is as follows:

	Six Months Ended June 30,
	2017	2016
($ in thousands)
Intangible assets, net
Balance, beginning of period	$38,427	$40,887
Additions (1)	275,700	—
Amortization	(2,046)	(1,254)
Balance, end of period	$312,081	$39,633

(1) - See Note 3 for details on the acquired intangible assets related to the Acquisition.

5. Investments
Marketable securities consist primarily of investments in the Company's sponsored mutual funds, excluding the investments in consolidated investment products discussed in Note 15. Other investments consist primarily of an investment held in a collateralized loan obligation. At June 30, 2017 and December 31, 2016, the Company's investments were as follows:

	June 30, 2017	December 31, 2016
($ in thousands)
Marketable securities	$72,162	$74,907
Equity method investments	11,004	7,731
Nonqualified retirement plan assets	6,396	5,808
Other investments	3,834	925
Total investments	$93,396	$89,371
Marketable Securities
The Company’s marketable securities consist of both trading and available-for-sale securities. The composition of the Company’s marketable securities is summarized as follows:
June 30, 2017

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored funds	$56,235	$(1,115)	$540	$55,660
Equity securities	10,969	—	1,771	12,740
Available-for-sale:
Sponsored closed-end funds	3,630	(220)	352	3,762
Total marketable securities	$70,834	$(1,335)	$2,663	$72,162

December 31, 2016

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored funds	$61,784	$(1,942)	$177	$60,019
Equity securities	10,578	—	895	11,473
Available-for-sale:
Sponsored closed-end funds	3,500	(265)	180	3,415
Total marketable securities	$75,862	$(2,207)	$1,252	$74,907

For the three and six months ended June 30, 2017, the Company recognized net realized losses of $(1.8) million and $(1.9) million, respectively, on trading securities. For the three and six months ended June 30, 2016, the Company recognized a net realized gain of $0.2 million and a net realized loss of $(0.2) million, respectively, on trading securities.

6. Fair Value Measurements
The Company’s assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of consolidated investment products, which are separately discussed in Note 15, as of June 30, 2017 and December 31, 2016 by fair value hierarchy level were as follows:
June 30, 2017

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$73,434	$—	$—	$73,434
Marketable securities trading:
Sponsored funds	55,660	—	—	55,660
Equity securities	12,740	—	—	12,740
Marketable securities available-for-sale:
Sponsored closed-end funds	3,762	—	—	3,762
Other investments:
Investment in collateralized loan obligation	—	—	2,909	2,909
Nonqualified retirement plan assets	6,396	—	—	6,396
Total assets measured at fair value	$151,992	$—	$2,909	$154,901

December 31, 2016

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$48,620	$—	$—	$48,620
Marketable securities trading:
Sponsored funds	60,019	—	—	60,019
Equity securities	11,473	—	—	11,473
Marketable securities available-for-sale:
Sponsored closed-end funds	3,415	—	—	3,415
Other investments
Nonqualified retirement plan assets	5,808	—	—	5,808
Total assets measured at fair value	$129,335	$—	$—	$129,335
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
Equity securities include securities traded on active markets and are valued at the official closing price (typically last sale or bid) on the exchange on which they are primarily traded and are categorized as Level 1.
Investment in collateralized loan obligations is measured at fair value based on independent broker pricing and is categorized as Level 3.
Nonqualified retirement plan assets represent open-end mutual funds within a nonqualified retirement plan whose fair value is determined based on their published net asset value and are categorized as Level 1.

Cash, accounts receivable, accounts payable, and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments.

Transfers into and out of levels are reflected when: (1) significant inputs used for the fair value measurement, including market inputs or performance attributes, become observable or unobservable; (2) when the Company determines it has the ability, or no longer has the ability, to redeem, in the near term, certain investments that the Company values using a net asset value; or (3) if the book value no longer represents fair value. There were no transfers between levels during the three and six months ended June 30, 2017 and 2016.

The following table is a reconciliation of assets for Level 3 investments for which significant unobservable inputs were used to determine fair value.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2017	2016	2017	2016
Level 3 Investments (a)
Balance at beginning of period	$—	$—	$—	$—
Acquired in business combination	2,916	—	2,916	—
Change in unrealized (loss), net	7	—	7	—
Balance at end of period	$2,923	$—	$2,923	$—

(a) The investments that are categorized as Level 3 were valued utilizing third-party pricing information without adjustment.

7. Equity Transactions

During the six months ended June 30, 2017, the Company issued 1,150,000 shares of 7.25% mandatory convertible preferred stock ("MCPS") in a public offering, which included the exercise of the underwriters' over-allotment option, for net proceeds of $111.0 million, after underwriting discounts, commissions and other offering expenses. During the same period the Company also issued 1,260,169 shares of common stock consisting of: 1) 1,046,500 shares of common stock in a public offering, which included the exercise of the underwriters' over-allotment option, for net proceeds of $109.5 million, after underwriting discounts, commissions and other offering expenses; and 2) 213,669 shares of the Company's common stock as part of the consideration for the acquisition of RidgeWorth. See Note 3 for further discussion of the Acquisition.
The MCPS has a liquidation preference of $100.00 per share. Unless converted earlier, each share of MCPS will convert automatically on February 1, 2020 (the "mandatory conversion date") into between 0.7576 and 0.9091 shares of common stock, subject to customary anti-dilution adjustments. The number of shares of common stock issuable upon conversion will be determined based on the average volume-weighted price per share of the Company's common stock over the 20 consecutive trading day period beginning on, and including, the 22nd scheduled trading day immediately preceding the mandatory conversion date. Each share of MCPS can be converted prior to the mandatory conversion date, at the option of the holder, at the minimum conversion rate of 0.7576 or at specified rate, in the event of a fundamental change as defined in the certificate of designations of the MCPS.
Dividends on the MCPS will be payable on a cumulative basis when, as and if declared by the Company's Board of Directors, at an annual rate of 7.25% on the liquidation preference of $100.00 per share. If declared, these dividends will be paid in cash, or, subject to certain limitations, in shares of common stock (or a combination thereof) on February 1, May 1, August 1, and November 1 of each year, continuing to, and including, February 1, 2020.

On May 19, 2017, the Company declared a quarterly cash dividend of $0.45 per common share to be paid on August 14, 2017 to shareholders of record at the close of business on July 31, 2017. The Company also declared a quarterly cash dividend of $1.8125 per share on the Company's 7.25% MCPS to be paid on August 1, 2017 to shareholders of record at the close of business on July 15, 2017.

The Company did not make any share repurchases during the six months ended June 30, 2017. As of June 30, 2017, there were 200,000 shares available to be repurchased of a total of 3,430,045 shares of Company common stock that had been approved by the Company's Board of Directors. Under the terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

8. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2017 and 2016 were as follows:

	Unrealized Gains and (Losses) on Securities Available-for- Sale	Foreign Currency Translation Adjustments
($ in thousands)
Balance December 31, 2016	$(224)	$—
Unrealized net gains on securities available-for-sale, net of tax of $(83)	134	—
Foreign currency translation adjustments	—	2
Amounts reclassified from accumulated other comprehensive income	—	—
Net current-period other comprehensive income	134	2
Balance June 30, 2017	$(90)	$2

	Unrealized Gains and (Losses) on Securities Available-for- Sale	Foreign Currency Translation Adjustments
($ in thousands)
Balance December 31, 2015	$(465)	$(569)
Unrealized net gains on securities available-for-sale, net of tax of $(171)	281	—
Foreign currency translation adjustments, net of tax of $(348)	—	569
Amounts reclassified from accumulated other comprehensive income	—	—
Net current-period other comprehensive income	281	569
Balance June 30, 2016	$(184)	$—

9. Stock-Based Compensation

The Company's Amended and Restated Omnibus Incentive and Equity Plan (the “Plan”) provides for the grant of equity-based awards, including restricted stock units (“RSUs”), stock options and unrestricted shares of common stock. As of June 30, 2017, a maximum of 2,400,000 shares of common stock were authorized for issuance under the Plan and 498,505 shares remained available for issuance. Shares that are issued upon exercise of stock options and vesting of RSUs are newly issued shares from the Plan and are not issued from treasury stock.

Restricted Stock Units

Each RSU entitles the holder to one share of common stock when the restriction expires. RSUs generally have a term of one to three years and may be time-vested or performance-contingent. The fair value of each RSU is estimated using the intrinsic value method, which is based on the fair market value price on the date of grant unless it contains a performance metric that is considered a market condition. RSUs that contain a market condition are valued using a simulation valuation model. RSU activity for the six months ended June 30, 2017 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	302,824	$111.56
Granted	272,399	$107.31
Forfeited	(28,776)	$121.18
Settled	(68,930)	$138.35
Outstanding at June 30, 2017	477,517	$104.69

For the six months ended June 30, 2017 and 2016, a total of 28,444 and 17,333 RSUs, respectively, were withheld by the Company as a result of net share settlements to settle minimum employee tax withholding obligations. The Company paid $3.0 million and $1.3 million for the six months ended June 30, 2017 and 2016, respectively, in minimum employee tax withholding obligations related to RSUs withheld. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have been otherwise issued as a result of the vesting.
During the six months ended June 30, 2017, the Company granted 87,458 RSUs which contain performance-based metrics in addition to a service condition (Performance Share Units or "PSUs"). Compensation expense for these PSUs is recognized over the three-year service period based upon the value determined using a combination of the intrinsic value method, for awards that contain a performance metric that represents a "performance condition" in accordance with ASC 718, and the Monte Carlo simulation valuation model, for awards under the performance metric that represents a "market condition" under ASC 718. Compensation expense for the awards that contain a market condition is fixed at the date of grant and will not be adjusted in future periods based upon the achievement of the market condition. Compensation expense for the awards with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon the final outcome. For the six months ended June 30, 2017, total stock-based compensation expense was $2.2 million for these PSUs.
On June 1, 2017, the Company also granted 35,148 PSUs and 65,561 RSUs to certain RidgeWorth employees in connection with the Acquisition in order to replace incentives that were in place prior to the Acquisition. The PSUs will vest if certain performance measures are met over a five-year period, with the ability for accelerated vesting if those same conditions are met by year four. The RSUs contain only a service condition and will vest over four years beginning with year two. For the six months ended June 30, 2017, total stock-based compensation expense was $0.2 million for these PSUs and RSUs.
The Company recognized total stock compensation expense of $9.5 million and $6.7 million, for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, unamortized stock-based compensation expense for unvested RSUs was $34.9 million, with a weighted-average remaining amortization period of 2.2 years.

Stock Options

Stock options generally cliff vest after three years and have a contractual life of 10 years. Stock options are granted with an exercise price equal to the fair market value of the shares at the date of grant.

Stock option activity for the six months ended June 30, 2017 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	137,157	$17.77
Granted	—	$—
Exercised	(26,149)	$23.25
Forfeited	—	$—
Outstanding at June 30, 2017	111,008	$16.48

10. Restructuring and Severance

During the six months ended June 30, 2017, the Company incurred $8.6 million in severance costs related to staff reductions in connection with the Acquisition and $0.3 million in severance costs related to the Company's outsourcing activities. Total unpaid severance and related charges as of June 30, 2017 was $8.1 million and is expected to be paid over the next twelve months. The Company expects to incur additional severance costs of approximately $0.7 million related to one-time termination benefits that are being earned over a transition period.

11. Earnings per Share
Basic earnings per share (“EPS”) excludes dilution for potential common stock issuances and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, including: (1) shares issuable upon the vesting of RSUs and common stock option exercises using the treasury stock method; and (2) shares issuable upon the conversion of the Company's MCPS, as determined under the if-converted method. For purposes of calculating diluted EPS, preferred stock dividends have been subtracted from net income (loss) in periods in which utilizing the if-converted method would be anti-dilutive.

The computation of basic and diluted EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
($ in thousands, except per share amounts)
Net Income	$28	$8,700	$13,773	$20,570
Noncontrolling interests	(333)	(612)	(1,051)	(119)
Net (Loss) Income Attributable to Stockholders	(305)	8,088	12,722	20,451
Preferred stock dividends	(2,084)	—	(4,168)	—
Net (Loss) Income Attributable to Common Stockholders	$(2,389)	$8,088	$8,554	$20,451
Shares (in thousands):
Basic: Weighted-average number of shares outstanding	7,064	8,170	6,804	8,257
Plus: Incremental shares from assumed conversion of dilutive instruments	—	144	216	153
Diluted: Weighted-average number of shares outstanding	7,064	8,314	7,020	8,410
(Loss) Earnings per Share—Basic	$(0.34)	$0.99	$1.26	$2.48
(Loss) Earnings per Share—Diluted	$(0.34)	$0.97	$1.22	$2.43

The following table details the securities that have been excluded from the above computation of weighted-average number of shares for diluted EPS, because the effect would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(in thousands)
Restricted stock units and stock options	202	6	1	10
Preferred stock	1,037	—	859	—
Total anti-dilutive securities	1,239	6	860	10

12. Income Taxes

In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances at each interim period. On a quarterly basis, the estimated annual effective tax rate is adjusted, as appropriate, based upon changes in facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and at each interim period thereafter.

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 31.4% and 39.9% for the six months ended June 30, 2017 and 2016, respectively. The decrease in the estimated effective tax rate was primarily due to changes in the valuation allowances related to market adjustments on the Company’s marketable securities. For the three months ended June 30, 2017, a valuation allowance was established on a deferred tax asset associated with certain state net operating losses that could expire before being utilized.

13. Debt

Credit Agreement

On June 1, 2017, the Company entered into a new credit agreement ("Credit Agreement") comprised of (1) $260.0 million of seven-year term debt and (2) a $100.0 million five-year revolving credit facility. The Company's previous revolving credit facility was terminated.

Amounts outstanding under the Credit Agreement bear interest at an annual rate equal to, at the option of the Company, either LIBOR (adjusted for reserves) for interest periods of one, two, three or six months (or, solely in the case of the revolving credit facility, if agreed to by each relevant Lender, twelve months or periods less than one month) (subject to a “floor” of 0% in the case of the revolving credit facility and 0.75% in the case of the term loan), or an alternate base rate, in either case plus an applicable margin. The applicable margins are initially set at 3.75%, in the case of LIBOR-based loans, and 2.75%, in the case of alternate base rate loans, and will, following the first delivery of certain financial reports required under the credit agreement, range from 3.50% to 3.75%, in the case of LIBOR-based loans, and 2.50% to 2.75%, in the case of alternate base rate loans, based on the secured net leverage ratio of the Company as of the last day of the preceding fiscal quarter, as reflected in such financial reports. Interest is payable quarterly in arrears with respect to alternate base rate loans and on the last day of each interest period with respect to LIBOR-based loans (but, in the case of any LIBOR-based loan with an interest period of more than three months, at three-month intervals).

The obligations of the Company under the Credit Agreement are guaranteed by certain of its subsidiaries (the “Guarantors”) and secured by substantially all of the assets of the Company and the Guarantors, subject to customary exceptions. The Credit Agreement contains customary affirmative and negative covenants, including covenants that affect, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, merge or dissolve, make investments, dispose of assets, engage in sale and leaseback transactions, acquisition of shares of the Company's common stock, make distributions and dividends and pre-payments of junior indebtedness, engage in transactions with affiliates, enter into restrictive agreements, amend documentation governing junior indebtedness, modify its fiscal year or modify its organizational documents, subject to customary exceptions, thresholds, qualifications and “baskets.” In addition under the Credit Agreement the Company has a net leverage ratio covenant, defined as net debt divided by EBITDA, that is set as of June 30, 2017 at 2.5:1 with scheduled reductions to 1.75:1 over the next 18 months.

Term Debt

On June 1, 2017, the Company issued a $260.0 million first-lien term loan with a seven-year term ("Term Loan").  The Term Loan bears interest at a spread of LIBOR plus 3.75% (LIBOR floor of 0.75%), reducing to LIBOR plus 3.50% at net leverage levels of less than 1.0. The Term Loan, which was priced on March 2, 2017, had a delayed draw fee of $1.2 million between March 2, 2017 and the closing date of June 1, 2017. The Company borrowed the full $260.0 million under the Term Loan on June 1, 2017 to fund a portion of the purchase price of RidgeWorth and at June 30, 2017, $260.0 million was outstanding.

The Term Loan will amortize at the rate of 1.00% per annum payable in equal quarterly installments. In addition, the Term Loan will be mandatorily repaid with: (a) 50% of the Company’s excess cash flow on an annual basis, beginning with the fiscal year ended December 31, 2018, stepping down to 25% if the Company’s secured net leverage ratio, as measured at the end of each fiscal year beginning with the fiscal year ending December 31, 2018, declines below 1.0, and further stepping down to 0% if the Company’s secured net leverage ratio declines below 0.5; (b) the net proceeds of certain asset sales, casualty or condemnation events, subject to customary reinvestment rights; and (c) the proceeds of any indebtedness incurred other than indebtedness permitted to be incurred by the credit agreement. At any time, upon timely notice, the Company may terminate the Credit Agreement in full, reduce the commitment under the facility in minimum specified increments, or prepay the loans in whole or in part, subject to the payment of breakage fees with respect to LIBOR-based loans and, in the case of any term loans that are prepaid in connection with a “repricing transaction” occurring within the six-month period following the closing date, a 1.00% premium.

Revolving Credit Facility

On June 1, 2017, the Company also entered into a $100.0 million, five-year revolving credit facility ("Credit Facility") at a spread of LIBOR plus 3.75% (LIBOR floor is 0.00%). At June 30, 2017, no amounts were outstanding under the Credit Facility. The Company has the right, subject to customary conditions specified in the Credit Agreement, to request additional revolving credit facility commitments and additional term loans to be made under the Credit Agreement up to an aggregate amount equal to the sum of (x) $75.0 million and (y) an amount subject to a pro forma secured net leverage ratio of the Company of no greater than 1.75 to 1.00.

Under the terms of the Credit Agreement, the Company is required to pay a quarterly commitment fee on the average unused amount of the revolving credit facility, which fee is initially set at 0.50% and will, following the first delivery of certain financial reports required under the Credit Agreement, range from 0.375% to 0.50%, based on the secured net leverage ratio of the Company as of the last day of the preceding fiscal quarter, as reflected in such financial reports.

As a result of the new Credit Agreement, the Company's previous senior unsecured revolving credit facility and December 16, 2016 debt financing commitment were terminated. During the quarter ended June 30, 2017, the Company expensed approximately $1.1 million of unamortized deferred financing costs related to the previous senior unsecured revolving credit facility.

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

The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC 450, Loss Contingencies. The disclosures, accruals or estimates, if any, resulting from the foregoing analysis are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Based on information currently available, available insurance coverage, indemnities and established reserves, the Company believes that the outcomes of its legal and regulatory proceedings are not likely, either individually or in the aggregate, to have a material adverse effect on the Company’s results of operations, cash flows or its consolidated financial condition. However, in the event of unexpected subsequent developments and given the inherent unpredictability of these legal and regulatory matters, the Company can provide no assurance that its assessment of any claim, dispute, regulatory examination or investigation or other legal matter will reflect the ultimate outcome and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.

In re Virtus Investment Partners, Inc. Securities Litigation; formerly Tom Cummins v. Virtus Investment Partners Inc.
et al

On February 20, 2015, a putative class action complaint alleging violations of certain provisions of the federal securities laws was filed by an individual shareholder against the Company and certain of the Company’s current officers (the “defendants”) in the United States District Court for the Southern District of New York (the "Court"). On April 21, 2015, three plaintiffs, including the original plaintiff, filed motions to be appointed lead plaintiffs and, on June 9, 2015, the Court appointed Arkansas Teachers Retirement System lead plaintiff. On August 21, 2015, the plaintiff filed a Consolidated Class Action Complaint (the “Consolidated Complaint”) amending the originally filed complaint, which was purportedly filed on behalf of all purchasers of the Company’s common stock between January 25, 2013 and May 11, 2015 (the “Class Period”). The Consolidated Complaint alleges that, during the Class Period, the defendants disseminated materially false and misleading statements and concealed material adverse facts relating to certain funds formerly subadvised by F-Squared Investments Inc. ("F-Squared"). The Consolidated Complaint alleges claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5. The plaintiff seeks to recover unspecified damages. A motion to dismiss the Consolidated Complaint was filed on behalf of the Company and the other defendants on October 21, 2015. On July 1, 2016, the Court entered an opinion and order granting in part, and denying in part, the motion to dismiss, narrowing Plaintiff's claims under Sections 10(b) and 20(a) of the Exchange Act and dismissing one of the defendants from the suit. The remaining defendants' Answer to the Consolidated Complaint was filed on August 5, 2016. Plaintiff's motion for class certification was granted on May 15, 2017. Fact discovery is completed, and expert discovery is ongoing. The Company believes that the suit is without merit and intends to defend it vigorously. The Company believes that there is not a material loss that is probable and reasonably estimable related to this claim.

Mark Youngers v. Virtus Investment Partners, Inc. et al

On May 8, 2015, a putative class action complaint alleging violations of certain provisions of the federal securities laws was filed in the United States District Court for the Central District of California (the "District Court") by an individual who alleges he is a former shareholder of one of the Virtus mutual funds formerly subadvised by F-Squared and formerly known as the AlphaSector Funds. The complaint alleges claims against the Company, certain of the Company’s officers and affiliates, and certain other parties (the “defendants”). The complaint was purportedly filed on behalf of purchasers of the AlphaSector Funds between May 8, 2010 and December 22, 2014, inclusive (the “Class Period”). The complaint alleges that, during the Class Period, the defendants disseminated materially false and misleading statements and concealed or omitted material facts necessary to make the statements made not misleading. On June 7, 2015, a group of three individuals, including the original plaintiff, filed a motion to be appointed lead plaintiff, and on July 27, 2015, the District Court appointed movants as lead plaintiff. On October 1, 2015, the plaintiffs filed a First Amended Class Action Complaint which, among other things, added a derivative claim for breach of fiduciary duty on behalf of Virtus Opportunities Trust. On October 19, 2015, the District Court entered an order transferring the action to the Southern District of New York (the "Court"). On January 4, 2016, the Plaintiffs filed a Second Amended Complaint. A motion to dismiss was filed on behalf of the Company and affiliated defendants on February 1, 2016. On July 1, 2016, the Court entered an opinion and order granting in part, and denying in part, the motion to dismiss. The Court dismissed four causes of action entirely and a fifth cause of action with respect to a portion of the Class Period. The Court also dismissed all claims against ten defendants named in the Complaint. The Court held that the Plaintiffs may pursue certain securities claims under Sections 10(b) and 20(a) of the Exchange Act and Section 12 of the Securities Act of 1933. The remaining defendants filed an Answer to the Second Amended Complaint on August 5, 2016. A Stipulation of Voluntary Dismissal of the claim under Section 12 of the Securities Act was filed on September 15, 2016. The defendants filed a motion to certify an interlocutory appeal of the July 1, 2016 order to the Court of Appeals for the Second Circuit on August 26, 2016. The motion was denied on January 6, 2017. Plaintiff's motion for class certification was denied on May 15, 2017. On July 28, 2017 Plaintiffs filed a motion seeking leave to amend their complaint to address deficiencies identified by the Court in its orders dismissing, in part, plaintiffs' Second Amended Complaint and denying class certification. Defendants' response is due on August 18, 2017, and a hearing on the motion is scheduled for September 7, 2017. The Company believes that the suit has no basis in law or fact and intends to defend it vigorously. The Company believes that there is not a material loss that is probable and reasonably estimable related to this claim.

15. Consolidation

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

The Company evaluates any variable interest entities ("VIEs") in which the Company has a variable interest for consolidation. A VIE is an entity in which either: (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support; or (b) where as a group, the holders of the equity investment at risk do not possess: (i) the power through voting or similar rights to direct the activities that most significantly impact the entity’s economic performance, (ii) the obligation to absorb expected losses or the right to receive expected residual returns of the entity or (iii) proportionate voting and economic interests and where substantially all of the entity’s activities either involve or are conducted on behalf of an investor with disproportionately fewer voting rights. If an entity has any of these characteristics, it is considered a VIE and is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that has both the power to direct the activities that most significantly impact the VIE’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

In the normal course of its business, the Company sponsors various investment products some of which are consolidated by the Company. The Company previously grouped these consolidated investment products into two categories: (1) consolidated sponsored investment products, and (2) a consolidated investment product. All prior period amounts have been reclassified to conform with the current period presentation.

Consolidated investment products include both VOEs, made up primarily of domestic open-end funds in which the Company holds a controlling financial interest, and VIEs, which primarily consist of collateralized loan obligations ("CLOs") of which the Company is considered the primary beneficiary. The consolidation and deconsolidation of these investment products have no impact on net income attributable to stockholders. The Company’s risk with respect to these investment products is limited to its beneficial interests in these products. The Company has no right to the benefits from, and does not bear the risks associated with, these investment products beyond the Company’s investments in, and fees generated from, these products.

The following table presents the balances of the consolidated investment products that, after intercompany eliminations, were reflected in the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016:

	As of
	June 30, 2017			December 31, 2016
		VIEs			VIEs
	VOEs	CLOs	Other	VOEs	CLOs	Other

($ in thousands)
Total cash and cash equivalents	$909	$48,135	$3,278	$1,859	$14,449	$2,775
Investments	31,559	1,263,265	59,565	99,247	346,967	42,828
All other assets	1,092	24,186	2,508	2,211	5,888	1,059
Notes payable	—	(1,096,434)	—	—	(328,761)	—
Securities purchased payable and other liabilities	(1,667)	(137,177)	(4,214)	(2,310)	(12,534)	(1,799)
Noncontrolling interests	(3,632)	(15,731)	(53,704)	(12,505)	—	(24,761)
The Company’s net interests in consolidated investment vehicles	$28,261	$86,244	$7,433	$88,502	$26,009	$20,102

Consolidated CLOs

The majority of the Company's consolidated investment products which are VIEs are CLOs. At June 30, 2017, the Company consolidated four CLOs, one of which is in the warehousing phase. The financial information of certain CLOs is included in the Company's consolidated financial statements on a one-month lag based upon the availability of fund financial information. Majority owned consolidated private funds, whose primary purpose is to invest in CLOs for which the Company serves as the collateral manager, are also included.

Investments of CLOs

Total investments of $1,263.3 million at June 30, 2017 represent bank loan investments, which comprise the majority of the CLOs' portfolio asset collateral and are senior secured corporate loans from a variety of industries. Bank loan investments mature at various dates between 2018 and 2030 and pay interest at LIBOR plus a spread of up to 9.5%. At June 30, 2017, the unpaid principal balance of the senior bank loans exceeded the fair value by approximately $1.2 million. At June 30, 2017, there were no collateral assets in default.

Notes Payable of CLOs

The CLOs have a par value of $1.1 billion, consisting of senior secured floating rate notes payable with a par value of $972.5 million and subordinated notes with a par value of $138.5 million. These note obligations bear interest at variable rates based on LIBOR plus a pre-defined spread ranging from 1.0% to 8.75%. The principal amounts outstanding of the note obligations issued by the CLOs mature on dates ranging from April 2018 to January 2029, depending on the CLO. The CLOs may elect to reinvest any prepayments received on bank loan investments between October 2019 and January 2021, depending on the CLO. Generally, subsequent prepayments received after the reinvestment period must be used to pay down the note obligations.

The Company’s beneficial interests and maximum exposure to loss related to these consolidated CLOs is limited to: (i) ownership in the subordinated notes and (ii) accrued management fees. The secured notes of the consolidated CLOs have contractual recourse only to the related assets of the CLO and are classified as financial liabilities. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative, as adopted on January 1, 2016, prescribed by ASU 2014-13, results in the net amount of the consolidated CLOs shown above to be equivalent to the beneficial interests retained by the Company at June 30, 2017, as shown in the table below:

As of
Beneficial Interests	June 30, 2017
($ in thousands)
Subordinated notes	$85,067
Accrued investment management fees	1,177
Total Beneficial Interests	$86,244

The following table represents income and expenses of the consolidated CLOs included in the Company’s Condensed Consolidated Statements of Operations for the periods indicated:

Six Months Ended June 30,
($ in thousands)	2017
Income:
Realized and unrealized loss, net	$(1,189)
Interest Income	8,445
Total Income	$7,256

Expenses:
Other operating expenses	89
Interest expense	5,852
Total Expense	$5,941
Net Income attributable to CIPs that are CLOs	$1,315

As summarized in the table below, the application of the measurement alternative as prescribed by ASU 2014-13 results in the consolidated net income summarized above to be equivalent to the Company’s own economic interests in the consolidated CLOs, which are eliminated upon consolidation:

Economic Interests	Six Months Ended June 30,
($ in thousands)	2017
Distributions received and unrealized gains on the subordinated notes held by the Company	$427
Investment management fees	888
Total Economic Interests	$1,315

Fair Value Measurements of Consolidated Investment Products

The assets and liabilities of the consolidated investment products measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 by fair value hierarchy level were as follows:

As of June 30, 2017

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$48,111	$—	$—	$48,111
Debt investments	—	1,312,126	9,150	1,321,276
Equity investments	33,113	—	—	33,113
Total Assets Measured at Fair Value	$81,224	$1,312,126	$9,150	$1,402,500
Liabilities
Notes payable	$—	$1,096,434	$—	$1,096,434
Derivatives	1	—	—	1
Short sales	751	—	—	751
Total Liabilities Measured at Fair Value	$752	$1,096,434	$—	$1,097,186
As of December 31, 2016

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$14,449	$—	$—	$14,449
Debt investments	—	448,477	87	448,564
Equity investments	40,270	208	—	40,478
Derivatives	4	—	—	4
Total Assets Measured at Fair Value	$54,723	$448,685	$87	$503,495
Liabilities
Notes payable	$—	$328,761	$—	$328,761
Derivatives	3	235	62	300
Short sales	649	—	—	649
Total Liabilities Measured at Fair Value	$652	$328,996	$62	$329,710

The following is a discussion of the valuation methodologies used for the assets and liabilities of the Company’s consolidated investment products measured at fair value:

Cash equivalents represent investments in money market funds. Cash investments in actively traded money market funds are valued using published net asset values and are classified as Level 1.
Debt and equity investments represent the underlying debt, equity and other securities held in consolidated investment products. Equity investments are valued at the official closing price on the exchange on which the securities are traded and are generally categorized within Level 1. Level 2 investments represent most debt securities, including bank loans and certain equity securities (including non-US securities), for which closing prices are not readily available or are deemed to not reflect readily available market prices, and are valued using an independent pricing service. Debt investments are valued based on quotations received from independent pricing services or from dealers who make markets in such securities. Bank loan investments which are included as debt investments are generally priced at the average mid-point of bid and ask quotations obtained from a third-party pricing service. Fair value may also be based upon valuations obtained from independent third-party brokers or dealers utilizing matrix pricing models that consider information regarding securities with similar characteristics. In certain instances, fair value has been determined utilizing discounted cash flow analyses or single broker non-binding quotes. Depending on the nature of the inputs, these assets are classified as Level 1, 2 or 3 within the fair value measurement hierarchy. Level 3 investments include debt securities that are not widely traded, are illiquid, or are priced by dealers based on pricing models used by market makers in the security.

For the six months ended June 30, 2017 and 2016, securities held by consolidated investment products with an end-of-period value of $0.0 million and $0.1 million, respectively, were transferred from Level 2 to Level 1 because an exchange price became available. For the six months ended June 30, 2017 and 2016, securities held by consolidated investment products with an end-of-period value of $0.0 million and $4.1 million, respectively, were transferred from Level 1 to Level 2 because certain non-U.S. securities-quoted market prices were adjusted based on third-party factors derived from model-based valuation techniques for which the significant assumptions were observable in the market.

Notes payable represent notes issued by consolidated investments products that are CLOs and are measured using the measurement alternative in ASU 2014-13. Accordingly, the fair value of CLO liabilities was measured as the fair value of CLO assets less the sum of: (a) the fair value of the beneficial interests held by the Company, and (b) the carrying value of any beneficial interests that represent compensation for services.

The securities purchase payable at June 30, 2017 and December 31, 2016 approximated fair value due to the short-term nature of the instruments.

The following table is a reconciliation of assets of consolidated investment products for Level 3 investments for which significant unobservable inputs were used to determine fair value.

	Six Months Ended June 30,
($ in thousands)	2017	2016
Level 3 Debt securities (a)
Balance at beginning of period	$25	$1,397
Realized losses, net	(4)	(356)
Acquired in business combination	9,150	—
Purchases	100	151
Paydowns	—	(5)
Sales	(121)	(1,449)
Transferred to Level 2	—	—
Transfers from Level 2	—	1
Change in unrealized gain, net	—	350
Balance at end of period	$9,150	$89

(a)
The investments that are categorized as Level 3 were valued utilizing third-party pricing information without adjustment. All transfers are deemed to occur at the end of period. Transfers between Level 2 and Level 3 were due to a decrease in trading activities at period end.

Short Sales

Some of the Company’s consolidated investment products may engage in short sales, which are transactions in which a security is sold which is not owned or is owned but there is no intention to deliver, in anticipation that the price of the security will decline. Short sales are recorded in the Condensed Consolidated Balance Sheets within other liabilities of CIPs.

Nonconsolidated VIEs

The Company serves as the collateral manager for other collateralized loan and collateralized bond obligations (collectively, “CDOs”). The assets and liabilities of these CDOs reside in bankruptcy remote, special purpose entities in which the Company has no ownership, nor holds any notes issued by, the CDOs, and provides neither recourse nor guarantees. The Company has determined that the investment management fees it receives for serving as collateral manager for these CDOs did not represent a variable interest as: (1) the fees the Company earns are compensation for services provided and are commensurate with the level of effort required to provide the investment management services; (2) the Company does not hold other interests in the CDOs that individually, or in the aggregate, would absorb more than an insignificant amount of the CDO's expected losses or receive more than an insignificant amount of the CDO's expected residual return; and (3) the investment management arrangement only includes terms, conditions and amounts that are customarily present in arrangements for similar services negotiated at arm's length.

The Company has interests in certain other entities that are VIEs that the Company does not consolidate as it is not the primary beneficiary of those entities. The Company is not the primary beneficiary as its interest in these entities does not provide the Company with the power to direct the activities that most significantly impact the entities' economic performance. At June 30, 2017, the carrying value and maximum risk of loss related to the Company's interest in these VIEs was $15.2 million.

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

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report on Form 10-K, as well as the following risks and uncertainties: (a) any reduction in our assets under management; (b) the withdrawal, renegotiation or termination of investment advisory agreements; (c) damage to our reputation; (d) failure to comply with investment guidelines or other contractual requirements; (e) the inability to attract and retain key personnel; (f) challenges from the competition we face in our business; (g) adverse regulatory and legal developments; (h) unfavorable changes in tax laws or limitations; (i) adverse developments related to unaffiliated subadvisers; (j) negative implications of changes in key distribution relationships; (k) interruptions in or failure to provide service by third parties; (l) volatility associated with our common stock; (m) adverse civil litigation and government investigations or proceedings; (n) the risk of loss on our investments; (o) the inability to make quarterly distributions; (p) the lack of sufficient capital on satisfactory terms; (q) liabilities and losses not covered by insurance; (r) the inability to satisfy financial covenants; (s) the inability to achieve expected acquisition-related financial benefits and synergies, and other risks and uncertainties described in our 2016 Annual Report on Form 10-K or in any of our filings with the Securities and Exchange Commission (“SEC”).
Certain other factors which may impact our continuing operations, prospects, financial results, and liquidity or which may cause actual results to differ from such forward-looking statements are discussed or included in the Company’s periodic reports filed with the SEC and are available on our website at www.virtus.com under “Investor Relations.” You are urged to carefully consider all such factors.

Overview

We are a provider of investment management and related services to individuals and institutions. We use a multi-manager, multi-style approach, offering investment strategies from affiliated managers and unaffiliated subadvisers, each having its own distinct investment style, autonomous investment process and individual brand. By offering a broad array of products, we believe we can appeal to a greater number of investors, which allows us to have offerings across market cycles through changes in investor preferences. Our earnings are primarily driven by asset-based fees charged for services relating to these various products, including investment management, fund administration, distribution and shareholder services.

We offer investment strategies for individual and institutional investors in different product structures and through multiple distribution channels. Our investment strategies are available in a diverse range of styles and disciplines, managed by a collection of boutique investment managers, both affiliated and unaffiliated. We have offerings in various asset classes (domestic and international equity, fixed income and alternative), in all market capitalizations (large, mid and small), in different styles (growth, blend and value), and with various investment approaches (fundamental, quantitative and thematic). Our retail products include open-end funds, closed-end funds, exchange traded funds (“ETFs”), and retail separate accounts. We also offer certain of our investment strategies to institutional clients.

We distribute our open-end funds and ETFs principally through financial intermediaries. We have broad distribution access in the retail market, with distribution partners that include national and regional broker-dealers, independent broker-dealers and registered investment advisors, banks, and insurance companies. In many of these firms, we have a number of products that are on firms’ preferred “recommended” lists and on fee-based advisory programs. Our sales efforts are supported by regional sales professionals, a national accounts relationship group, and separate teams for ETFs and retirement and insurance products.

Our retail separate accounts are distributed through financial intermediaries and directly by teams at one of our affiliated managers. Our institutional distribution strategy is an affiliate-centric and coordinated model. Through relationships with consultants, our affiliates target key market segments, including foundations and endowments, corporate, public and private pension plans, and unaffiliated subadvised mutual funds.

Financial Highlights

•	Net loss per diluted share was $(0.34) in the second quarter of 2017.

•
Total sales (inflows) were $3.5 billion in the second quarter of 2017, an increase of $1.1 billion or 45.8% from $2.4 billion in the second quarter of 2016. Net flows were $(0.2) billion in the second quarter of 2017 compared to $(2.2) billion in the second quarter of 2016.

•	Long-term assets under management were $85.0 billion at June 30, 2017, an increase of $39.8 billion from June 30, 2016.

Acquisition of RidgeWorth

On June 1, 2017, we completed the acquisition of RidgeWorth Investments (the "Acquisition" or the "Acquired Business"). RidgeWorth managed approximately $40.1 billion in assets under management ("AUM") as of June 1, 2017, which is included $35.7 billion in long term AUM. The Acquisition significantly increased AUM, and provided a wider range of strategies for institutional and individual investors, and broader distribution and client service resources.

Total consideration for the Acquisition was $547.1 million, comprising $485.2 million for the business and $61.9 million for certain balance sheet investments. At the closing, we paid $471.4 million in cash, issued 213,669 shares of our common stock with a value of $21.7 million based on a stock price of $101.76, and recorded $51.7 million in contingent consideration and $2.3 million in deferred cash consideration. The conditions for the $51.7 million of contingent consideration were met as of June 30, 2017, and we expect to pay this amount during the fourth quarter of 2017. The total purchase price is subject to finalization of agreed upon working capital levels for the Acquired Business, which is expected to be completed by the end of the year.

Assets Under Management

At June 30, 2017, total assets under management were $88.6 billion, representing an increase of $43.4 billion, or 96.1% from June 30, 2016 and an increase of $43.2 billion or 95.2% from December 31, 2016. The increase in assets under management from December 31, 2016 was primarily due to the Acquired Business which added $40.1 billion as of June 1, 2017, and market appreciation of $4.1 billion.

Average long-term assets under management, which generally correspond to our fee-earning asset levels, were $53.5 billion for the six months ended June 30, 2017, an increase of $8.3 billion, or 18.3%, from $45.2 billion for the six months ended June 30, 2016. The increase in long-term average assets under management compared to June 30, 2016 was primarily due to the Acquisition and the cumulative impact of market appreciation.

Operating Results

In the second quarter of 2017, total revenues increased 17.5% to $94.1 million from $80.1 million in the second quarter of 2016. The second quarter of 2017, includes $11.3 million for the one month of revenues from the Acquired Business. Operating income decreased by 63.6% from $8.7 million in the second quarter of 2016 to $3.2 million in the second quarter of 2017, primarily due to operating expenses of the acquired business of $8.6 million, $6.5 million in higher severance costs and $5.4 million in other operating expenses related to acquisition and integration costs.

Assets Under Management by Product

The following table summarizes our assets under management by product:

	As of June 30,		Change
	2017	2016	$	%
($ in millions)
Open-End Funds (1)	$41,452.8	$24,813.8	$16,639.0	67.1%
Closed-End Funds	6,707.2	6,959.6	(252.4)	(3.6)%
Exchange Traded Funds	968.8	399.4	569.4	142.6%
Retail Separate Accounts	12,351.1	7,407.2	4,943.9	66.7%
Institutional Accounts	20,639.1	4,920.0	15,719.1	319.5%
Structured Products	2,899.8	669.7	2,230.1	333.0%
Total Long-Term	$85,018.8	$45,169.7	$39,849.1	88.2%
Liquidity (3)	3,570.6	—	3,570.6	—
Total	$88,589.4	$45,169.7	$43,419.7	96.1%
Average Assets Under Management (2)	$54,197.7	$45,237.2	$8,960.5	19.8%
Average Long-Term Assets Under Management (2)	$53,533.4	$45,237.2	$8,296.2	18.3%

(1)	Represents assets under management of U.S. 1940 Act mutual funds and Undertakings for Collective Investments in Transferable Securities ("UCITS")

(2)	Averages are calculated as follows:
- Funds - average daily or weekly balances
- Retail Separate Accounts - prior quarter ending balance or average of month-end balances in quarter
- Institutional Accounts - average of month-end balances in quarter
(3)    Represents assets under management in liquidity strategies, including open-end funds and institutional accounts

Asset Flows by Product
The following table summarizes asset flows by product:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Open-End Funds (1)
Beginning balance	$24,716.8	$26,536.0	$23,432.8	$28,882.1
Inflows	2,253.9	1,351.9	4,286.6	3,545.3
Outflows	(2,278.6)	(3,799.8)	(4,413.3)	(8,594.1)
Net flows	(24.7)	(2,447.9)	(126.7)	(5,048.8)
Market performance	1,212.3	887.5	2,656.8	1,183.4
Other (2)	15,548.4	(161.8)	15,489.9	(202.9)
Ending balance	$41,452.8	$24,813.8	$41,452.8	$24,813.8
Closed-End Funds
Beginning balance	$6,814.3	$6,543.6	$6,757.4	$6,222.3
Inflows	—	—	—	—
Outflows	(31.2)	(103.3)	(112.8)	(103.3)
Net flows	(31.2)	(103.3)	(112.8)	(103.3)
Market performance	16.4	481.7	297.2	903.0
Other (2)	(92.3)	37.6	(234.6)	(62.4)
Ending balance	$6,707.2	$6,959.6	$6,707.2	$6,959.6
Exchange Traded Funds
Beginning balance	$863.3	$353.6	$596.8	$340.8
Inflows	185.1	52.8	450.8	115.1
Outflows	(51.3)	(20.8)	(74.3)	(54.6)
Net flows	133.8	32.0	376.5	60.5
Market performance	(8.5)	17.4	26.1	3.8
Other (2)	(19.8)	(3.6)	(30.6)	(5.7)
Ending balance	$968.8	$399.4	$968.8	$399.4
Retail Separate Accounts
Beginning balance	$9,312.1	$7,021.1	$8,473.5	$6,784.4
Inflows	656.2	444.2	1,345.4	843.4
Outflows	(455.7)	(314.6)	(753.6)	(678.9)
Net flows	200.5	129.6	591.8	164.5
Market performance	341.6	246.5	795.4	457.3
Other (2)	2,496.9	10.0	2,490.4	1.0
Ending balance	$12,351.1	$7,407.2	$12,351.1	$7,407.2
Institutional Accounts
Beginning balance	$5,711.3	$4,848.3	$5,492.7	$4,799.7
Inflows	357.1	224.9	634.8	411.1
Outflows	(612.1)	(292.0)	(804.0)	(568.6)
Net flows	(255.0)	(67.1)	(169.2)	(157.5)
Market performance	168.1	144.1	306.4	292.5
Other (2)	15,014.7	(5.3)	15,009.2	(14.7)
Ending balance	$20,639.1	$4,920.0	$20,639.1	$4,920.0
Structured Products
Beginning balance	$602.0	$348.6	$613.1	$356.0
Inflows	—	316.3	—	316.3
Outflows	(224.0)	(13.5)	(240.7)	(13.5)
Net flows	(224.0)	302.8	(240.7)	302.8
Market performance	13.5	9.5	23.8	9.5
Other (2)	2,508.3	8.8	2,503.6	1.4
Ending balance	$2,899.8	$669.7	$2,899.8	$669.7

Total Long-Term
Beginning balance	$48,019.8	$45,651.2	$45,366.3	$47,385.3
Inflows	3,452.3	2,390.1	6,717.6	5,231.2
Outflows	(3,652.9)	(4,544.0)	(6,398.7)	(10,013.0)
Net flows	(200.6)	(2,153.9)	318.9	(4,781.8)
Market performance	1,743.4	1,786.7	4,105.7	2,849.5
Other (2)	35,456.2	(114.3)	35,227.9	(283.3)
Ending balance	$85,018.8	$45,169.7	$85,018.8	$45,169.7
Liquidity
Beginning balance	$—	$—	$—	$—
Other (2)	3,570.6	—	3,570.6	—
Ending balance	$3,570.6	$—	$3,570.6	$—
Total
Beginning balance	$48,019.8	$45,651.2	$45,366.3	$47,385.3
Inflows	3,452.3	2,390.1	6,717.6	5,231.2
Outflows	(3,652.9)	(4,544.0)	(6,398.7)	(10,013.0)
Net flows	(200.6)	(2,153.9)	318.9	(4,781.8)
Market performance	1,743.4	1,786.7	4,105.7	2,849.5
Other (2)	39,026.8	(114.3)	38,798.5	(283.3)
Ending balance	$88,589.4	$45,169.7	$88,589.4	$45,169.7

(1)	Includes assets under management of U.S. 1940 Act mutual funds and Undertakings for Collective Investments in Transferable Securities ("UCITS")

(2)
Represents open-end and closed-end mutual fund distributions, net of reinvestments, net flows from non-sales related activities such as asset acquisitions/(dispositions), marketable securities investments/(withdrawals), the impact on assets from the use of leverage, and the net change in assets for liquidity strategies

The following table summarizes our assets under management by asset class:

	As of June 30,		Change		% of Total
	2017	2016	$	%	2017	2016
($ in millions)
Asset Class
Equity	$41,672.6	$26,207.3	$15,465.3	59.0%	47.0%	58.0%
Fixed income	39,102.1	15,450.2	23,651.9	153.1%	44.2%	34.2%
Alternatives (1)	4,244.1	3,512.2	731.9	20.8%	4.8%	7.8%
Liquidity (2)	3,570.6	—	3,570.6	100.0%	4.0%	—%
Total	$88,589.4	$45,169.7	$43,419.7	96.1%	100.0%	100.0%

(1)	Consists of real estate securities, master-limited partnerships, option strategies and other

(2)	Represents assets under management in liquidity strategies, including open-end funds and institutional accounts

Average Assets Under Management and Average Basis Points
The following table summarizes the average assets under management and the average management fees earned in basis points:

	Three Months Ended June 30,
	Average Fees Earned (expressed in basis points)		Average Assets Under Management (2) ($ in millions)
	2017	2016	2017	2016
Products
Open-End Funds (1)	50.7	49.4	$30,651.6	$25,537.7
Closed-End Funds	65.8	65.4	6,809.6	6,659.9
Exchange Traded Funds	27.2	36.2	900.8	371.9
Retail Separate Accounts	49.7	55.2	10,143.7	7,015.0
Institutional Accounts	32.7	37.1	10,795.1	4,831.6
Structured Products	33.5	24.9	1,392.9	392.3
All Long-Term Products	48.3	51.1	$60,693.7	$44,808.4
Liquidity (3)	11.4	—	1,328.6	—
All Products	47.5	51.1	$62,022.3	$44,808.4

	Six Months Ended June 30,
	Average Fees Earned (expressed in basis points)		Average Assets Under Management (2) ($ in millions)
	2017	2016	2017	2016
Products
Open-End Funds (1)	50.7	48.3	$27,404.6	$26,416.8
Closed-End Funds	66.0	65.4	6,797.9	6,406.1
Exchange Traded Funds	29.3	35.5	830.0	354.5
Retail Separate Accounts	51.7	55.7	9,303.6	6,891.7
Institutional Accounts	34.3	37.3	8,199.1	4,796.2
Structured Products	33.6	25.3	$998.1	$371.9
All Long-Term Products	49.6	50.4	53,533.4	45,237.2
Liquidity (3)	11.5	—	664.3	—
All Products	49.2	50.4	54,197.7	45,237.2

(1)	Represents assets under management of U.S. 1940 Act mutual funds and Undertakings for Collective Investments in Transferable Securities ("UCITS")

(2)	Averages are calculated as follows:
- Funds - average daily or weekly balances
- Retail Separate Accounts - prior quarter ending balance or average of month-end balances in quarter
- Institutional Accounts - average of month-end balances in quarter
(3)    Represents assets under management in liquidity strategies, including open-end funds and institutional accounts

Average fees earned represent investment management fees net of fees paid to third-party service providers for investment management related services and investment management fees earned from consolidated investment products, divided by average net assets. Mutual fund and exchange traded fund fees are calculated based on average daily or weekly net assets. Retail Separate Account fees are calculated based on the end of the preceding or current quarter’s asset values or on an average of month-end balances. Institutional account fees are calculated based on an average of month-end balances or current quarter’s asset values. Structured products fees are calculated based on a combination of the underlying cash flows and the principal value of the product. Average fees earned will vary based on several factors, including the asset mix and reimbursements to funds.

The average fee rate earned for the three and six months ended June 30, 2017 decreased by 3.6 and 1.2 basis points respectively, compared to the same period in the prior year, primarily due to the impact on the average fees earned as a result of the assets from the acquired business having an average fee rate of 35 basis points. The product categories most impacted were institutional accounts and retail separate accounts which are primarily fixed income strategies. The increase in average fees earned on open-end funds is primarily attributable to an increase in average assets in higher fee equity products.
Results of Operations
Summary Financial Data

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	2017 vs. 2016%		2017	2016	2017 vs. 2016%
($ in thousands)
Results of Operations
Investment management fees	$74,062	$58,192	$15,870	27.3%	$133,333	$115,836	$17,497	15.1%
Other revenues	20,070	21,893	(1,823)	(8.3)%	40,575	44,544	(3,969)	(8.9)%
Total revenues	94,132	80,085	14,047	17.5%	173,908	160,380	13,528	8.4%
Total operating expenses	90,948	71,342	19,606	27.5%	160,677	138,887	21,790	15.7%
Operating income	3,184	8,743	(5,559)	(63.6)%	13,231	21,493	(8,262)	(38.4)%
Other (expense) income, net	(90)	6,944	(7,034)	(101.3)%	5,297	9,044	(3,747)	(41.4)%
Interest income, net	(1,186)	(900)	(286)	(31.8)%	1,558	3,676	(2,118)	(57.6)%
Income before income taxes	1,908	14,787	(12,879)	(87.1)%	20,086	34,213	(14,127)	(41.3)%
Income tax expense	1,880	6,087	(4,207)	(69.1)%	6,313	13,643	(7,330)	(53.7)%
Net income	28	8,700	(8,672)	(99.7)%	13,773	20,570	(6,797)	(33.0)%
Noncontrolling interests	(333)	(612)	279	45.6%	(1,051)	(119)	(932)	(783.2)%
Net (Loss) Income Attributable to Stockholders	(305)	8,088	(8,393)	(103.8)%	12,722	20,451	(7,729)	(37.8)%
Preferred stockholder dividends	(2,084)	—	(2,084)	(100.0)%	(4,168)	—	(4,168)	(100.0)%
Net (Loss) Income Attributable to Common Stockholders	$(2,389)	$8,088	$(10,477)	(129.5)%	$8,554	$20,451	$(11,897)	(58.2)%
Revenues

Revenues by source are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	2017 vs. 2016%		2017	2016	2017 vs. 2016%
($ in thousands)
Investment management fees
Funds	$50,972	$43,760	$7,212	16.5%	$93,171	$87,263	$5,908	6.8%
Retail separate accounts	12,759	9,729	3,030	31.1%	24,192	19,203	4,989	26.0%
Institutional accounts	9,953	4,703	5,250	111.6%	15,592	9,370	6,222	66.4%
Liquidity	378	—	378	100.0%	378	—	378	100.0%
Total investment management fees	74,062	58,192	15,870	27.3%	133,333	115,836	17,497	15.1%
Distribution and service fees	10,439	12,167	(1,728)	(14.2)%	21,222	24,645	(3,423)	(13.9)%
Administration and transfer agent fees	9,476	9,499	(23)	(0.2)%	18,457	19,497	(1,040)	(5.3)%
Other income and fees	155	227	(72)	(31.7)%	896	402	494	122.9%
Total revenues	$94,132	$80,085	$14,047	17.5%	$173,908	$160,380	$13,528	8.4%

Investment Management Fees
Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payments. Investment management fees increased by $15.9 million, or 27.3%, and $17.5 million, or 15.1%, for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year primarily due to an increase in average assets for the six month ended June 30, 2017 of $6.6 billion as a result of the Acquisition. Also contributing to the increase was positive market performance and positive flows over the trailing four quarters. The second quarter of 2017 includes $11.3 million of investment management fee revenues related to one month of the additional assets managed as a result of the Acquisition.

Distribution and Service Fees

Distribution and service fees, which are asset-based fees earned from open-end funds for marketing and distribution services, decreased by $1.7 million or 14.2% and $3.4 million or 13.9% for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year due to lower average open-end assets under management in share classes that have distribution and service fees.

Administration and Transfer Agent Fees

Administration and transfer agent fees represent fees earned for fund administration and shareholder services from our open-end mutual funds and certain of our closed-end funds. Fund administration and transfer agent fees were relatively flat for the three months ended June 30, 2017 compared to the same period in the prior year. Administration and transfer agent fees decreased by $1.0 million or 5.3% for the six months ended June 30, 2017 compared to the same period in the prior year due to lower average assets under management for which the Company provides fund administration and shareholder services.

Other Income and Fees

Other income and fees primarily represent contingent sales charges earned from investor redemptions of certain shares sold without a front-end sales charge. Other income and fees were relatively flat for the three months ended June 30, 2017, compared to the same period in the prior year. Other income and fees increased $0.5 million or 122.9% for the six months ended June 30, 2017, compared to the same period in the prior year, primarily due to $0.5 million in other income related to the recovery of costs from a third-party service provider during the first quarter of 2017.

Operating Expenses
Operating expenses by category were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	2017 vs. 2016%		2017	2016	2017 vs. 2016%
($ in thousands)
Operating expenses
Employment expenses	$42,992	$33,065	$9,927	30.0%	$82,633	$69,042	$13,591	19.7%
Distribution and other asset-based expenses	15,764	17,432	(1,668)	(9.6)%	31,087	35,533	(4,446)	(12.5)%
Other operating expenses	20,709	17,075	3,634	21.3%	34,577	29,029	5,548	19.1%
Restructuring and severance	8,894	2,391	6,503	272.0%	8,894	2,391	6,503	272.0%
Depreciation and amortization expense	2,589	1,379	1,210	87.7%	3,486	2,892	594	20.5%
Total operating expenses	$90,948	$71,342	$19,606	27.5%	$160,677	$138,887	$21,790	15.7%

Employment Expenses

Employment expenses primarily consist of fixed and variable compensation and related employee benefit costs. Employment expenses for the three months ended June 30, 2017 were $43.0 million, which represented an increase of $9.9 million or 30.0% compared to the same period in the prior year. The increase reflects $4.4 million of employment expenses as a result of the June 1, 2017 addition of employees from the Acquisition, higher sales-based and profit-based compensation, due to a 44% increase in total sales and increased profits at our affiliates, and $1.5 million in incremental incentive compensation primarily related to efforts associated with the Acquisition.

Employment expenses for the six months ended June 30, 2017 were $82.6 million, which represented an increase of $13.6 million or 19.7% compared to the same period in the prior year. The increase reflects $4.4 million of employment expenses as a result of the addition of employees from of the Acquisition, higher sales-based and profit-based compensation, due to a 28% increase in total sales and increased profits at our affiliates, and $3.0 million of incremental incentive compensation primarily related to efforts associated with the Acquisition.

Distribution and Other Asset-Based Expenses

Distribution and other asset-based expenses consist primarily of payments to third-party distribution partners for providing services to investors in our funds and payments to third-party service providers for investment management-related services. These payments are primarily based on percentages of assets under management or revenues. These expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized on a straight line basis over the periods in which commissions are generally recovered from distribution fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares. Distribution and other asset-based expenses decreased by $1.7 million, or 9.6% and $4.4 million or 12.5% in the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year, primarily due to lower average open-end fund assets under management and a lower percentage of assets under management in share classes where we pay distribution expenses.

Other Operating Expenses

Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and distribution related costs, rent and occupancy expenses, operating expenses of our consolidated investment products, and other miscellaneous costs. Other operating expenses for the three months ended June 30, 2017 increased by $3.6 million or 21.3% when compared to the same period in the prior year primarily due to $5.6 million of acquisition and integration expenses primarily comprised of professional fees and $1.5 million of additional other operating expenses of the Acquired Business. These increased costs were partially offset by a $4.1 million decrease in other operating expenses of our consolidated investment products, primarily attributable to expenses related to the issuance of a CLO during the three months ended June 30, 2016.

Other operating expenses for the six months ended June 30, 2017 increased by $5.5 million or 19.1% when compared to the same period in the prior year primarily due to $7.0 million of acquisition and integration expenses, primarily comprised of professional fees and $1.5 million in other operating expenses of the Acquired Business during the six months ended June 30, 2017. The increase as a result of these costs was partially offset by a $4.7 million decrease in other operating expenses of our consolidated investment products, primarily attributable to expenses related to the issuance of a CLO during the six months ended June 30, 2016.

Restructuring and Severance Expense

We incurred $8.9 million in severance costs during both the three and six months ended June 30, 2017. Approximately $8.6 related to staff reductions in connection with the Acquisition and approximately $0.3 million related to the Company's outsourcing of certain middle office activities.

Depreciation and Amortization Expense

Depreciation and amortization expense consists primarily of the straight-line depreciation of furniture, equipment and leasehold improvements, as well as the amortization of acquired investment advisory contracts, recorded as definite-lived intangible assets, both over their estimated useful lives. Depreciation and amortization expense increased by $1.2 million or 87.7% and $0.6 million or 20.5% for the three and six months ended June 30, 2017 compared to the same periods in the prior year primarily due an increase in definite lived intangible assets as a result of the Acquisition.

Other Income, net

Other Income, net by category was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	2017 vs. 2016%		2017	2016	2017 vs. 2016%
($ in thousands)
Other Income (Expense)
Realized and unrealized gain on investments, net	$1,287	$3,281	$(1,994)	(60.8)%	$1,584	$2,623	$(1,039)	(39.6)%
Realized and unrealized (loss) gain of consolidated investment products, net	(1,424)	3,678	(5,102)	(138.7)%	3,020	6,208	(3,188)	(51.4)%
Other income (expense), net	47	(15)	62	413.3%	693	213	480	225.4%
Total Other Income, net	$(90)	$6,944	$(7,034)	(101.3)%	$5,297	$9,044	$(3,747)	(41.4)%

Realized and unrealized gain on investments, net

Realized and unrealized gain on investments, net, decreased during the three and six months ended June 30, 2017 by $2.0 million, or 60.8% and $1.0 million or 39.6%, respectively, as compared to the same periods in the prior year. The decrease was primarily due to a realized gain of approximately $2.9 million on the sale of one of our equity method investments during the three months ended June 30, 2016, offset by an increase in unrealized and realized gains related to our marketable securities in domestic equity strategies for the three and six months ended June 30, 2017, as compared to the same periods in the prior year.

Realized and unrealized (loss) gain of consolidated investment products, net

Realized and unrealized losses, net of our consolidated investment products, were $1.4 million during the three months ended June 30, 2017 which primarily consisted of $1.0 million in unrealized and realized losses on the investments of our CIPs and $0.4 million in changes on the note payable as a result of applying the measurement alternative of ASU 2014-13. The realized and unrealized gain for the three months ended June 30, 2016 primarily consisted of $2.7 million of unrealized and realized gains on the investments of our CIPs and $1.0 million in changes on the note payable as a result of applying the measurement alternative of ASU 2014-13.

Realized and unrealized gains, net of our consolidated investment products were $3.0 million during the six months ended June 30, 2017 which primarily consisted of $1.0 million in unrealized and realized gains on the investments of our CIPs and $2.0 million in changes on the note payable as a result of applying the measurement alternative of ASU 2014-13. The realized and unrealized gain for the six months ended June 30, 2016 primarily consisted of $5.2 million of unrealized and realized gains on the investments of our CIPs and $1.0 million in changes on the note payable as a result of applying the measurement alternative of ASU 2014-13.

Interest (Expense) Income, net

Interest (Expense) Income, net by category were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	2017 vs. 2016%		2017	2016	2017 vs. 2016%
($ in thousands)
Interest Income (Expense)
Interest expense	$(3,739)	$(129)	$(3,610)	N/M	$(3,982)	$(261)	$(3,721)	N/M
Interest and dividend income	446	619	(173)	(27.9)%	634	892	(258)	(28.9)%
Interest and dividend income of investments of consolidated investment products	5,102	4,278	824	19.3%	10,758	9,445	1,313	13.9%
Interest expense of consolidated investment products	(2,995)	(5,668)	2,673	47.2%	(5,852)	(6,400)	548	8.6%
Total Interest (Expense) Income, net	$(1,186)	$(900)	$(286)	(31.8)%	$1,558	$3,676	$(2,118)	(57.6)%

Interest Expense

Interest expense increased $3.6 million and $3.7 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year. The increases were due to the write-off of $1.1 million in unamortized deferred financing costs, as a result of the termination of our prior credit facility, $1.2 million in delayed draw fees, associated with our new credit agreement, and a higher average level of debt outstanding during the three and six months ended June 30, 2017, compared to the same periods in the prior year.

Interest and Dividend Income

Interest and dividend income decreased $0.2 million or 27.9% and 0.3 million or 28.9% for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year. The decreases were primarily due to a lower balance of marketable investment securities during the three and six months ended June 30, 2017, compared to the same periods in the prior year.

Interest and Dividend Income of Investments of Consolidated Investment Products

Interest and dividend income of Investments of CIP increased $0.8 million or 19.3% and $1.3 million or 13.9% for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year. The increases were primarily due to a higher balance of our Investments of CIP during the three and six months ended June 30, 2017 compared to the same periods in the prior year.

Interest Expense of Consolidated Investment Products

Interest expense of CIP represents interest expense on the notes payable of the CIP. Interest expense of CIP decreased by $2.7 million or 47.2% and $0.5 million or 8.6% for the three and six months ended June 30, 2017, respectively, primarily due to $3.7 million in amortization of discount on notes payable related to the issuance of one of our CLOs for the three months ended June 30, 2016. This was partially offset by lower average debt balances for our consolidated investment products for the six months ended June 30, 2016.

Income Tax Expense

The provision for income taxes reflects U.S. federal, state and local taxes at an estimated effective tax rate of 31.4% and 39.9% for the six months ended June 30, 2017 and 2016, respectively. The decrease in the estimated effective tax rate was primarily due to a decrease in the valuation allowances related to market adjustments on the Company's marketable securities, as well as an increase in the valuation allowance associated with net operating losses that could expire before they are utilized.

Liquidity and Capital Resources
Certain Financial Data
The following table summarizes certain key financial data relating to our liquidity and capital resources:

	June 30, 2017	December 31, 2016	Change
			2017 vs. 2016%
($ in thousands)
Balance Sheet Data
Cash and cash equivalents	$127,571	$64,588	$62,983	97.5%
Investments	93,396	89,371	4,025	4.5%
Contingent consideration	51,690	—	51,690	100.0%
Debt	248,111	30,000	218,111	727.0%
Total equity	573,602	321,673	251,929	78.3%

	Six Months Ended June 30,		Change
	2017	2016	2017 vs. 2016%
($ in thousands)
Cash Flow Data:
Provided by (Used In):
Operating Activities	$54,632	$51,945	$2,687	5.2%
Investing Activities	(389,126)	6,751	(395,877)	(5,864.0)%
Financing Activities	430,846	91,590	339,256	370.4%

Overview

At June 30, 2017, we had $127.6 million of cash and cash equivalents and $72.2 million of investments in marketable securities compared to $64.6 million of cash and cash equivalents and $74.9 million of investments in marketable securities at December 31, 2016. Our revolving credit facility (the "Credit Facility") allows the Company to borrow up to $100.0 million and expires in June 2022. At June 30, 2017, we had no outstanding borrowings under the Credit Facility. Under our credit agreement we have a net leverage ratio covenant, defined as net debt divided by EBITDA, that is set as of June 30, 2017 at 2.5:1 with scheduled reductions to 1.75:1 over the next 18 months. As of June 30, 2017 we had $184.1 million of net debt, when adjusting for $51.7 million of contingent consideration, that results in a net leverage ratio of 1.1:1 as of June 30, 2017.

During the six months ended June 30, 2017, we issued 1,046,500 shares of common stock and 1,150,000 shares of 7.25% mandatory convertible preferred stock ("MCPS") in public offerings for net proceeds of $220.5 million, after underwriting discounts, commissions and other offering expenses. We used the net proceeds of these offerings, together with cash on hand, 213,699 shares of our common stock, proceeds from the sale of investments and net borrowings of approximately $244.1 million from a new credit agreement, as described below, to finance the Acquisition and pay related fees and expenses.

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

In addition to the capital used for operating activities other uses of cash will include (i) payment of contingent consideration, (ii) integration costs, including severance, related to the Acquisition, (iii) investments in our organic growth, including our distribution efforts and launches of new products, (iv) seeding of new investments including sponsoring CLO issuances from our affiliated managers, (v) interest and principal payments on debt outstanding, (vi) dividend payments to preferred and common stockholders, (vii) fund ongoing and potential investments in our infrastructure and (viii) invest in inorganic growth opportunities as they arise. Although we continuously monitor working capital to ensure adequate resources are available for near-term liquidity requirements, our liquidity could be impacted by contingencies, as described in Note 14 of our consolidated financial statements.

Capital and Reserve Requirements

We operate two broker-dealer subsidiaries registered with the SEC which are subject to certain rules regarding minimum net capital, as defined by those rules. The broker-dealers are required to maintain a ratio of “aggregate indebtedness” to “net capital,” as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us including additional reporting requirements, a lower required ratio of aggregate indebtedness to net capital or interruption of our business. At both June 30, 2017 and December 31, 2016, the ratio of aggregate indebtedness to net capital of our broker-dealers was below the maximum allowed, and net capital was significantly greater than the required minimum.

Balance Sheet

Cash and cash equivalents consist of cash in banks and money market fund investments. Investments consist primarily of investments in our affiliated mutual funds. Consolidated investment products primarily represent investment products where we have either a controlling financial interest or we are considered the primarily beneficiary of investment product that is a considered a variable interest entity.

Operating Cash Flow

Net cash provided by operating activities of $54.6 million for the six months ended June 30, 2017 remained relatively flat and only increased by $2.7 million from net cash provided by operating activities of $51.9 million for the same period in the prior year.

Investing Cash Flow

Net cash used in investing activities consists primarily of capital expenditures and other investing activities related to our business operations. Net cash used in investing activities of $389.1 million for the six months ended June 30, 2017 increased by $395.9 million from net cash used in investing activities of $6.8 million in the same period for the prior year. The primary investing activities for the six months ended June 30, 2017 was $393.8 million of cash used for the Acquisition.

Financing Cash Flow

Cash flows provided by financing activities consist primarily of the issuance of common and preferred stock, return of capital through repurchases of common shares, dividends, withholding obligations for the net share settlement of employee share transactions, and contributions to noncontrolling interests related to our consolidated investment products. Net cash provided by financing activities increased $339.3 million to $430.8 million for the six months ended June 30, 2017 as compared to $91.6 million for the six months ended June 30, 2016. The primary reason for the increase was due to cash inflows of $220.5 million related to the issuance of preferred stock and common stock, net of issuance costs paid, $244.1 million in term loan borrowings, net of issuance costs paid, partially offset by the repayments of $30.0 million on our terminated credit facility.

Credit Agreement

On June 1, 2017, in a connection with the Acquisition, the Company entered into a new credit agreement ("Credit Agreement") comprised of (1) $260.0 million of seven-year term debt and (2) a $100.0 million five-year revolving credit facility. Additionally, as a result of the new credit agreement, the Company's previous revolving credit facility was terminated.

Amounts outstanding under the Credit Agreement for term debt and the revolving credit facility bear interest at an annual rate equal to, at the option of the Company, either LIBOR (adjusted for reserves) for interest periods of one, two, three or six months (or, solely in the case of the revolving credit facility, if agreed to by each relevant Lender, twelve months or periods less than one month) (subject to a “floor” of 0% in the case of the revolving credit facility and 0.75% in the case of the term loan), or an alternate base rate, in either case plus an applicable margin. The applicable margins are initially set at 3.75%, in the case of LIBOR-based loans, and 2.75%, in the case of alternate base rate loans, and will, following the first delivery of certain financial reports required under the Credit Agreement, range from 3.50% to 3.75%, in the case of LIBOR-based loans, and 2.50% to 2.75%, in the case of alternate base rate loans, based on the secured net leverage ratio of the Company as of the last day of the preceding fiscal quarter, as reflected in such financial reports. Interest is payable quarterly in arrears with respect to alternate base rate loans and on the last day of each interest period with respect to LIBOR-based loans (but, in the case of any LIBOR-based loan with an interest period of more than three months, at three-month intervals).

The obligations of the Company under the Credit Agreement are guaranteed by certain of its subsidiaries (the “Guarantors”) and secured by substantially all of the assets of the Company and the Guarantors, subject to customary exceptions. The Credit Agreement contains customary affirmative and negative covenants, including covenants that affect, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, merge or dissolve, make investments, dispose of assets, engage in sale and leaseback transactions, acquisitions of shares of our common stock, make distributions and dividends and pre-payments of junior indebtedness, engage in transactions with affiliates, enter into restrictive agreements, amend documentation governing junior indebtedness, modify its fiscal year, or modify its organizational documents, subject to customary exceptions, thresholds, qualifications and “baskets.” In addition, the Credit Agreement contains a financial maintenance covenant, requiring a maximum leverage ratio, as of the last day of each of the trailing four fiscal quarter periods, of no greater than the levels set forth in the Credit Agreement.

Term Debt

On June 1, 2017, the Company issued a $260.0 million first-lien term loan with a seven-year term ("Term Loan").  The Term Loan bears interest at a spread of LIBOR plus 3.75% (LIBOR floor of 0.75%), reducing to LIBOR plus 3.50% at net leverage levels of less than 1.0. The Term Loan, which was priced on March 2, 2017, had a delayed draw fee of $1.2 million between March 2, 2017 and the closing date of June 1, 2017. The Company borrowed the full $260.0 million under the Term Loan on June 1, 2017 to fund a portion of the purchase price of the Acquisition and at June 30, 2017, $260.0 million was outstanding.

The Term Loan will amortize at the rate of 1.00% per annum payable in equal quarterly installments. In addition, the Term Loan will be mandatorily repaid with: (a) 50% of the Company’s excess cash flow on an annual basis, beginning with the fiscal year ended December 31, 2018, stepping down to 25% if the Company’s secured net leverage ratio declines below 1.0, and further stepping down to 0% if the Company’s secured net leverage ratio declines below 0.5; (b) the net proceeds of certain asset sales, casualty or condemnation events, subject to customary reinvestment rights; and (c) the proceeds of any indebtedness incurred other than indebtedness permitted to be incurred by the Credit Agreement. At any time, upon timely notice, the Company may terminate the Credit Agreement in full, reduce the commitment under the facility in minimum specified increments, or prepay the loans in whole or in part, subject to the payment of breakage fees with respect to LIBOR-based loans and, in the case of any term loans that are prepaid in connection with a “repricing transaction” occurring within the six-month period following the closing date, a 1.00% premium.

Revolving Credit Facility

On June 1, 2017, the Company also entered into a $100.0 million, five-year revolving credit facility ("Credit Facility") at a spread of LIBOR plus 3.75% (LIBOR floor is 0.00%). At June 30, 2017, no amounts were outstanding under the Credit Facility. The Company has the right, subject to customary conditions specified in the Credit Agreement, to request additional revolving credit facility commitments and additional term loans to be made under the Credit Agreement up to an aggregate amount equal to the sum of (x) $75.0 million and (y) an amount subject to a pro forma secured net leverage ratio of the Company of no greater than 1.75 to 1.00.

Under the terms of the Credit Agreement, the Company is required to pay a quarterly commitment fee on the average unused amount of the revolving credit facility, which fee is initially set at 0.50% and will, following the first delivery of certain financial reports required under the Credit Agreement, range from 0.375% to 0.50%, based on the secured net leverage ratio of the Company as of the last day of the preceding fiscal quarter, as reflected in such financial reports.

As a result of the new credit agreement, the Company's previous senior unsecured revolving credit facility and December 16, 2016 debt financing commitment were terminated. During the quarter ended June 30, 2017, the Company expensed approximately $1.1 million of unamortized deferred financing costs related to the previous senior unsecured revolving credit facility.

Contractual Obligations

Except for borrowing under our Credit Agreement and Notes Payable of Consolidated Investment Products acquired as part of the Acquisition, there have been no material changes outside of the ordinary course of business in our contractual obligations since December 31, 2016 as disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2016.

The table below sets forth these changes as of June 30, 2017, but does not update the other line items in the contractual obligations table that appears in the section of the Annual Report on Form 10-K described above:

	Payments Due
($ in millions)	Total	Remainder of 2017	1-3 Years	3-5 Years	More Than 5 Years
Credit Facility, including commitment fee (1)	$351.5	6.7	26.7	26.8	291.3
Notes payable of consolidated investment products, including interest (2)	$1,441.0	18.1	172.6	66.9	1,183.4
Total	$1,792.5	24.8	199.3	93.7	1,474.7

(1)
At June 30, 2017, we had $260.0 million outstanding under the term loan of our Credit Agreement which has a variable interest rate. Payments due are estimated based on the variable interest rate and commitment fee rate in effect on June 30, 2017.

(2)
At June 30, 2017, notes payable of $1.1 billion were outstanding related to our CLOs. The CLOs have note obligations that bear interest at variable rates based on LIBOR plus a pre-defined spread ranging from 1.0% to 8.75%. The principal amounts outstanding on the note obligations issued by the CLOs mature ranging from April 2018 to January 2029, depending on the CLO. The investors in the CLOs have no recourse to our general assets for the debt issued by the CLOs. Therefore, this debt is not our obligation.

Critical Accounting Policies and Estimates

Our financial statements and the accompanying notes are prepared in accordance with generally accepted accounting principles generally accepted in the United States of America, which require the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our 2016 Annual Report on Form 10-K. There were no changes in our critical accounting policies in the three months ended June 30, 2017.

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
We are also subject to market risk due to a decline in the market value of our investments, which consist of marketable securities, other investments, and the Company’s net interests in consolidated investment products. The following table summarizes the impact of a 10% increase or decrease in the fair values of these financial instruments:

	June 30, 2017
$ in thousands	Fair Value	10% Change

Marketable Securities - Available for Sale (a)	$3,762	$376
Marketable Securities - Trading (b)	68,400	6,840
Other Investments (b)	2,909	291
Company's net interests in Consolidated Investment Products (c)	121,939	12,194
Total Investments subject to Market Risk	$197,010	$19,701

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

(b)	If such a 10% increase or decrease in fair values were to occur, the change of these investments would result in a corresponding increase or decrease in our pre-tax earnings.

(c)
These represent the Company's direct investments in investment products that are consolidated. Upon consolidation, these direct investments are eliminated, and the assets and liabilities of consolidated investment products are consolidated in the Condensed Consolidated Balance Sheet, together with a noncontrolling interest balance representing the portion of the consolidated investment products owned by third parties. If a 10% increase or decrease in the fair values of the Company's direct investments in consolidated investment products were to occur, it would result in a corresponding increase or decrease in the Company's pre-tax earnings.

Interest Rate Risk
Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. At June 30, 2017, we were exposed to interest rate risk as a result of approximately $155.3 million in investments in fixed and floating rate income funds/products in which we have invested and which includes our net interests in consolidated investment products. We considered a hypothetical 100 basis point change in interest rates and determined that the fair value of our fixed income investments would change by an estimated $1.8 million.
At June 30, 2017, we had $260.0 million outstanding under our term loan and no amounts outstanding under our revolving credit facility. Amounts outstanding under the Credit Agreement bear interest at an annual rate equal to, at the option of the Company, either LIBOR (adjusted for reserves) for interest periods of one, two, three or six months (or, solely in the case of the revolving credit facility, if agreed to by each relevant Lender, twelve months or periods less than one month) (subject to a “floor” of 0% in the case of the revolving credit facility and 0.75% in the case of the term loan) or an alternate base rate, in either case plus an applicable margin. The applicable margins are initially set at 3.75%, in the case of LIBOR-based loans, and 2.75%, in the case of alternate base rate loans and will, following the first delivery of certain financial reports required under the credit agreement, range from 3.50% to 3.75%, in the case of LIBOR-based loans, and 2.50% to 2.75%, in the case of alternate base rate loans, based on the secured net leverage ratio of the Company as of the last day of the preceding fiscal quarter, as reflected in such financial reports.
     At June 30, 2017, we had $1,096.4 million outstanding of notes payable of our consolidated investment products. The notes bear interest at an annual rate equal to the average LIBOR rate for interest periods of three months and six months plus, in each case, an applicable margin, that ranges from 1.00% to 8.75%.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management's evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls of RidgeWorth from its evaluation of the effectiveness of the Company's disclosure controls and procedures. The Company acquired RidgeWorth on June 1, 2017. RidgeWorth represented approximately 64.6% of the Company's consolidated total assets and 12.3% of the Company's consolidated total revenues as of and for the quarter ended June 30, 2017.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As mentioned above, the Company acquired RidgeWorth on June 1, 2017. The Company is in the process of reviewing the internal control structure of RidgeWorth and, if necessary, will make appropriate changes as it integrates RidgeWorth into the Company's overall internal control over financial reporting process.

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

The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC 450, Loss Contingencies. The disclosures, accruals or estimates, if any, resulting from the foregoing analysis are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Based on information currently available, available insurance coverage, indemnities and established reserves, the Company believes that the outcomes of its legal and regulatory proceedings are not likely, either individually or in the aggregate, to have a material adverse effect on the Company’s results of operations, cash flows or its consolidated financial condition. However, in the event of unexpected subsequent developments and given the inherent unpredictability of these legal and regulatory matters, the Company can provide no assurance that its assessment of any claim, dispute, regulatory examination or investigation or other legal matter will reflect the ultimate outcome and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.

In re Virtus Investment Partners, Inc. Securities Litigation; formerly Tom Cummins v. Virtus Investment Partners Inc.
et al

On February 20, 2015, a putative class action complaint alleging violations of certain provisions of the federal securities laws was filed by an individual shareholder against the Company and certain of the Company’s current officers (the “defendants”) in the United States District Court for the Southern District of New York (the "Court"). On April 21, 2015, three plaintiffs, including the original plaintiff, filed motions to be appointed lead plaintiffs and, on June 9, 2015, the Court appointed Arkansas Teachers Retirement System lead plaintiff. On August 21, 2015, the plaintiff filed a Consolidated Class Action Complaint (the “Consolidated Complaint”) amending the originally filed complaint, which was purportedly filed on behalf of all purchasers of the Company’s common stock between January 25, 2013 and May 11, 2015 (the “Class Period”). The Consolidated Complaint alleges that, during the Class Period, the defendants disseminated materially false and misleading statements and concealed material adverse facts relating to certain funds formerly subadvised by F-Squared Investments Inc. ("F-Squared"). The Consolidated Complaint alleges claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5. The plaintiff seeks to recover unspecified damages. A motion to dismiss the Consolidated Complaint was filed on behalf of the Company and the other defendants on October 21, 2015. On July 1, 2016, the Court entered an opinion and order granting in part, and denying in part, the motion to dismiss, narrowing Plaintiff's claims under Sections 10(b) and 20(a) of the Exchange Act and dismissing one of the defendants from the suit. The remaining defendants' Answer to the Consolidated Complaint was filed on August 5, 2016. Plaintiff's motion for class certification was granted on May 15, 2017. Fact discovery is completed, and expert discovery is ongoing. The Company believes that the suit is without merit and intends to defend it vigorously. The Company believes that there is not a material loss that is probable and reasonably estimable related to this claim.

Mark Youngers v. Virtus Investment Partners, Inc. et al

On May 8, 2015, a putative class action complaint alleging violations of certain provisions of the federal securities laws was filed in the United States District Court for the Central District of California (the "District Court") by an individual who alleges he is a former shareholder of one of the Virtus mutual funds formerly subadvised by F-Squared and formerly known as the AlphaSector Funds. The complaint alleges claims against the Company, certain of the Company’s officers and affiliates, and certain other parties (the “defendants”). The complaint was purportedly filed on behalf of purchasers of the AlphaSector Funds between May 8, 2010 and December 22, 2014, inclusive (the “Class Period”). The complaint alleges that, during the Class Period, the defendants disseminated materially false and misleading statements and concealed or omitted material facts necessary to make the statements made not misleading. On June 7, 2015, a group of three individuals, including the original plaintiff, filed a motion to be appointed lead plaintiff, and on July 27, 2015, the District Court appointed movants as lead plaintiff. On October 1, 2015, the plaintiffs filed a First Amended Class Action Complaint which, among other things, added a derivative claim for breach of fiduciary duty on behalf of Virtus Opportunities Trust. On October 19, 2015, the District Court entered an order transferring the action to the Southern District of New York (the "Court"). On January 4, 2016, the Plaintiffs filed a Second Amended Complaint. A motion to dismiss was filed on behalf of the Company and affiliated defendants on February 1, 2016. On July 1, 2016, the Court entered an opinion and order granting in part, and denying in part, the motion to dismiss. The Court dismissed four causes of action entirely and a fifth cause of action with respect to a portion of the Class Period. The Court also dismissed all claims against ten defendants named in the Complaint. The Court held that the Plaintiffs may pursue certain securities claims under Sections 10(b) and 20(a) of the Exchange Act and Section 12 of the Securities Act of 1933. The remaining defendants filed an Answer to the Second Amended Complaint on August 5, 2016. A Stipulation of Voluntary Dismissal of the claim under Section 12 of the Securities Act was filed on September 15, 2016. The defendants filed a motion to certify an interlocutory appeal of the July 1, 2016 order to the Court of Appeals for the Second Circuit on August 26, 2016. The motion was denied on January 6, 2017. Plaintiff's motion for class certification was denied on May 15, 2017. On July 28, 2017 Plaintiffs filed a motion seeking leave to amend their complaint to address deficiencies identified by the Court in its orders dismissing, in part, plaintiffs' Second Amended Complaint and denying class certification. Defendants' response is due on August 18, 2017, and a hearing on the motion is scheduled for September 7, 2017. The Company believes that the suit has no basis in law or fact and intends to defend it vigorously. The Company believes that there is not a material loss that is probable and reasonably estimable related to this claim.

Item 1A.    Risk Factors

The reader should carefully consider, in connection with the other information in this report, the Company’s risk factors previously reported in our 2016 Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

As of June 30, 2017, 3,430,045 shares of our common stock have been authorized to be repurchased under a share repurchase program approved by our Board of Directors, and 200,000 shares remain available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time. We did not repurchase any shares during the three months ended June 30, 2017.

In the period covered by this Quarterly Report, there were unregistered sales of 213,669 shares of our common stock issued in connection with the Acquisition. See Note 3 within our condensed consolidated financial statements. Shares of our common stock purchased by participants in our Employee Stock Purchase Plan were delivered to participant accounts via open market purchases at fair value by the third-party administrator under the plan. We do not reserve shares for this plan or discount the purchase price of the shares.

Item 6.        Exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of December 16, 2016, by and among Virtus Investment Partners, Inc., 100 Pearl Street 2, LLC, Lightyear Fund III AIV-2, L.P. and RidgeWorth Holdings LLC (incorporated by reference to Exhibit 2.1 of Virtus Investment Partners, Inc.'s Current Report on Form 8-K dated December 22, 2016)

10.1
Credit Agreement, dated as of June 1, 2017, by and among Virtus Investment Partners, Inc., as borrower, Morgan Stanley Senior Funding, Inc., as administrative agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of Virtus Investment Partners, Inc.'s Current Report on Form 8-K dated June 1, 2017)

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following information formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2017 and 2016, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2017 and 2016 and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 8, 2017

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)