Form 10-Q
period 2017-09-30
VIRTUS INVESTMENT PARTNERS, INC.
filed 2017-11-06
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of the registrant’s common stock was 7,158,015 as of October 26, 2017.

VIRTUS INVESTMENT PARTNERS, INC.

“We,” “us,” “our,” "the Company,” and “Virtus” as used in this Quarterly Report on Form 10-Q, refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Virtus Investment Partners, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2017	December 31, 2016
($ in thousands, except share data)
Assets:
Cash and cash equivalents	$164,867	$64,588
Investments	96,752	89,371
Accounts receivable, net	61,762	35,879
Assets of consolidated investment products ("CIP")
Cash and cash equivalents of CIP	221,196	18,099
Cash pledged or on deposit of CIP	722	984
Investments of CIP	1,595,727	489,042
Other assets of CIP	36,940	9,158
Furniture, equipment and leasehold improvements, net	11,557	7,728
Intangible assets, net	307,017	38,427
Goodwill	170,153	6,788
Deferred taxes, net	49,002	47,535
Other assets	25,863	16,789
Total assets	$2,741,558	$824,388
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$69,833	$47,885
Accounts payable and accrued liabilities	31,676	25,176
Dividends payable	6,318	3,479
Contingent consideration	51,690	—
Debt	248,540	30,000
Other liabilities	18,356	13,505
Liabilities of consolidated investment products ("CIP")
Notes payable of CIP	1,455,932	328,761
Securities purchased payable and other liabilities of CIP	191,312	16,643
Total liabilities	2,073,657	465,449
Commitments and Contingencies (Note 14)
Redeemable noncontrolling interests of consolidated investment products	67,227	37,266
Equity:
Equity attributable to stockholders:
Series D mandatory convertible preferred stock, $0.01 par value, 1,150,000 shares authorized; 1,150,000 and 0 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	110,843	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 10,454,304 shares issued and 7,158,015 shares outstanding at September 30, 2017 and 9,119,058 shares issued and 5,889,013 shares outstanding at December 31, 2016	105	91
Additional paid-in capital	1,216,741	1,090,331
Accumulated deficit	(391,714)	(424,279)
Accumulated other comprehensive income (loss)	(40)	(224)
Treasury stock, at cost, 3,296,289 and 3,230,045 shares at September 30, 2017 and December 31, 2016, respectively	(351,748)	(344,246)
Total equity attributable to stockholders	584,187	321,673
Noncontrolling interests of consolidated investment products	16,487	—
Total equity	600,674	321,673
Total liabilities and equity	$2,741,558	$824,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
($ in thousands, except per share data)
Revenues
Investment management fees	$97,295	$60,398	$230,628	$176,234
Distribution and service fees	11,482	12,116	32,704	36,761
Administration and transfer agent fees	14,699	9,588	33,156	29,085
Other income and fees	199	222	1,095	624
Total revenues	123,675	82,324	297,583	242,704
Operating Expenses
Employment expenses	54,159	33,142	136,792	102,184
Distribution and other asset-based expenses	20,552	17,380	51,639	52,913
Other operating expenses	17,733	11,392	51,195	34,614
Operating expenses of consolidated investment products	6,757	635	7,872	6,442
Restructuring and severance	1,584	1,879	10,478	4,270
Depreciation expense	1,038	754	2,478	2,392
Amortization expense	5,063	604	7,109	1,858
Total operating expenses	106,886	65,786	267,563	204,673
Operating Income (Loss)	16,789	16,538	30,020	38,031
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	1,367	961	2,951	3,584
Realized and unrealized gain (loss) of consolidated investment products, net	13,465	3,680	16,485	9,888
Other income (expense), net	436	250	1,129	463
Total other income (expense), net	15,268	4,891	20,565	13,935
Interest Income (Expense)
Interest expense	(4,116)	(128)	(8,098)	(389)
Interest and dividend income	679	221	1,313	1,113
Interest and dividend income of investments of consolidated investment products	17,778	5,411	28,536	14,856
Interest expense of consolidated investment products	(16,249)	(3,788)	(22,101)	(10,188)
Total interest income (expense), net	(1,908)	1,716	(350)	5,392
Income (Loss) Before Income Taxes	30,149	23,145	50,235	57,358
Income tax expense (benefit)	9,626	6,869	15,939	20,512
Net Income (Loss)	20,523	16,276	34,296	36,846
Noncontrolling interests	(1,731)	(651)	(2,782)	(770)
Net Income (Loss) Attributable to Stockholders	18,792	15,625	31,514	36,076
Preferred stockholder dividends	(2,084)	—	(6,252)	—
Net Income (Loss) Attributable to Common Stockholders	$16,708	$15,625	$25,262	$36,076
Earnings (Loss) per Share—Basic	$2.32	$2.04	$3.64	$4.47
Earnings (Loss) per Share—Diluted	$2.21	$1.99	$3.52	$4.39
Cash Dividends Declared per Preferred Share	$1.81	$—	$5.44	$—
Cash Dividends Declared per Common Share	$0.45	$0.45	$1.35	$1.35
Weighted Average Shares Outstanding—Basic (in thousands)	7,212	7,676	6,942	8,062
Weighted Average Shares Outstanding—Diluted (in thousands)	8,492	7,854	7,168	8,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
($ in thousands)
Net Income (Loss)	$20,523	$16,276	$34,296	$36,846
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of ($348) for the nine months ended September 30, 2016.	10	—	12	569
Unrealized gain on available-for-sale securities, net of tax of ($32) and $31 for the three months ended September 30, 2017 and 2016, respectively and ($115) and ($140) for the nine months ended September 30, 2017 and 2016, respectively.	38	(50)	172	230
Other comprehensive income (loss)	48	(50)	184	799
Comprehensive income (loss)	20,571	16,226	34,480	37,645
Comprehensive (income) loss attributable to noncontrolling interests	(1,731)	(651)	(2,782)	(770)
Comprehensive Income (Loss) Attributable to Stockholders	$18,840	$15,575	$31,698	$36,875
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
($ in thousands)
Cash Flows from Operating Activities:
Net income (loss)	$34,296	$36,846
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense, intangible asset and other amortization	11,621	4,430
Stock-based compensation	14,970	9,064
Excess tax benefit from stock-based compensation	—	(192)
Amortization of deferred commissions	1,666	1,900
Payments of deferred commissions	(2,104)	(1,405)
Equity in earnings of equity method investments	(1,150)	(444)
Realized (gain) loss on sale of equity method investment	—	(2,883)
Realized and unrealized (gains) losses on trading securities, net	(3,117)	(700)
Distributions from equity method investments	911	—
Sales (purchases) of trading securities, net	3,859	10,811
Loss on disposal of fixed assets	345	—
Deferred taxes, net	6,056	9,032
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	(9,466)	(297)
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	(2,147)	(12,893)
Operating activities of consolidated investment products ("CIP"):
Realized and unrealized gains on investments of CIP, net	(16,875)	(10,104)
Purchases of investments by CIP	(527,214)	(388,272)
Sales of investments by CIP	377,238	325,929
Net purchases of short term investments by CIP	565	5,773
Sales (purchases) of securities sold short by CIP, net	209	(4,648)
Change in cash pledged or on deposit of CIP	262	9,644
Change in other assets of CIP	417	(893)
Change in liabilities of CIP	833	4,453
Amortization of discount on notes payable of CIP	5,042	3,719
Net cash provided by (used in) operating activities	(103,783)	(1,130)
Cash Flows from Investing Activities:
Capital expenditures	(1,243)	(1,461)
Proceeds from sale of equity method investment	—	8,621
Change in cash and cash equivalents of consolidated investment products due to consolidation, net	5,466	103
Equity method investment contributions	—	(2,471)
Acquisition of business (cash paid $471.4 million, less cash acquired $77.6 million)	(393,446)	—
Purchases of available-for-sale securities	(194)	(183)
Net cash provided by (used in) investing activities	(389,417)	4,609
Cash Flows from Financing Activities:
Issuance of debt	260,000	—
Repayments on credit facility and other debt	(30,970)	—
Payment of deferred financing costs	(15,549)	(1,442)
Proceeds from issuance of mandatory convertible preferred stock, net of issuance costs	111,004	—
Proceeds from issuance of common stock, net of issuance costs	109,487	—
Common stock dividends paid	(9,352)	(11,119)
Preferred stock dividends paid	(4,169)	—
Repurchases of common shares	(7,502)	(72,216)
Proceeds from exercise of stock options	106	428
Taxes paid related to net share settlement of restricted stock units	(3,436)	(1,518)
Excess tax benefits from stock-based compensation	—	192
Contributions of noncontrolling interests, net	18,448	3,959
Financing activities of consolidated investment products ("CIP"):
Payments on borrowings by CIP	(105,000)	(156,154)
Proceeds from issuance of notes payable by CIP	474,009	316,280
Repayment of notes payable by CIP	(500)	—
Net cash provided by (used in) financing activities	796,576	78,410
Net increase (decrease) in cash and cash equivalents	303,376	81,889
Cash and cash equivalents, beginning of period	82,687	97,384
Cash and Cash Equivalents, End of Period	$386,063	$179,273
Non-Cash Investing Activities:
Change in accrual for capital expenditures	$96	$140
Non-Cash Financing Activities:
Increase (decrease) to noncontrolling interest due to consolidation (deconsolidation) of consolidated investment products, net	$11,286	$(48,292)
Stock issued for acquisition of business	$21,738	$—
Contingent consideration for acquisition of business	$51,690	$—
Common stock dividends payable	$4,234	$3,424
Preferred stock dividends payable	$2,084	$—
Accrued stock issuance costs	$332	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Stockholders	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
($ in thousands, except per share data)	Shares	Par Value	Shares	Amount				Shares	Amount
Balances at December 31, 2015	8,398,944	$96	—	$—	$1,140,875	$(472,614)	$(1,034)	1,214,144	$(157,699)	$509,624	$(167)	$509,457	$73,864
Net income (loss)	—	—	—	—	—	36,076	—	—	—	36,076	—	36,076	770
Net unrealized gain (loss) on securities available-for-sale	—	—	—	—	—	—	230	—	—	230	—	230	—
Foreign currency translation adjustments	—	—	—	—	—	—	569	—	—	569	—	569	—
Activity of noncontrolling interests, net	—	—	—	—	—	(167)	—	—	—	(167)	167	—	(44,333)
Cash dividends declared ($1.35 per common share)	—	—	—	—	(11,003)	—	—	—	—	(11,003)	—	(11,003)	—
Repurchases of common shares	(844,671)	(6)	—	—	(47,207)	—	—	288,155	(25,003)	(72,216)	—	(72,216)	—
Issuance of common shares related to employee stock transactions	55,480	1	—	—	991	—	—	—	—	992	—	992	—
Taxes paid on stock-based compensation	—	—	—	—	(1,518)	—	—	—	—	(1,518)	—	(1,518)	—
Stock-based compensation	—	—	—	—	8,815	—	—	—	—	8,815	—	8,815	—
Tax deficiencies from stock-based compensation	—	—	—	—	(1,603)	—	—	—	—	(1,603)	—	(1,603)	—
Balances at September 30, 2016	7,609,753	$91	—	$—	$1,089,350	$(436,705)	$(235)	1,502,299	$(182,702)	$469,799	$—	$469,799	$30,301
Balances at December 31, 2016	5,889,013	$91	—	$—	$1,090,331	$(424,279)	$(224)	3,230,045	$(344,246)	$321,673	$—	$321,673	$37,266
Cumulative effect adjustment for adoption of ASU 2016-09	—	—	—	—	—	1,051	—	—	—	1,051	—	1,051	—
Net income (loss)	—	—	—	—	—	31,514	—	—	—	31,514	1,073	32,587	1,709
Net unrealized gain (loss) on securities available-for-sale	—	—	—	—	—	—	172	—	—	172	—	172	—
Foreign currency translation adjustments	—	—	—	—	—	—	12	—	—	12	—	12	—
Activity of noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	15,414	15,414	28,252
Issuance of mandatory convertible preferred stock, net of offering costs	—	—	1,150,000	110,843	—	—	—	—	—	110,843	—	110,843	—
Cash dividends declared ($5.44 per preferred share)	—	—	—	—	(6,253)	—	—	—	—	(6,253)	—	(6,253)	—
Issuance of common stock for acquisition of business	213,669	2	—	—	21,738	—	—	—	—	21,740	—	21,740	—
Issuance of common stock, net of offering costs	1,046,500	11	—	—	109,317	—	—	—	—	109,328	—	109,328	—
Cash dividends declared ($1.35 per common share)	—	—	—	—	(10,103)	—	—	—	—	(10,103)	—	(10,103)	—
Repurchases of common shares	(66,244)	—	—	—	—	—	—	66,244	(7,502)	(7,502)	—	(7,502)	—
Issuance of common shares related to employee stock transactions	75,077	1	—	—	835	—	—	—	—	836	—	836	—
Taxes paid on stock-based compensation	—	—	—	—	(3,441)	—	—	—	—	(3,441)		(3,441)	—
Stock-based compensation	—	—	—	—	14,317	—	—	—	—	14,317	—	14,317	—
Balances at September 30, 2017	7,158,015	$105	1,150,000	$110,843	$1,216,741	$(391,714)	$(40)	3,296,289	$(351,748)	$584,187	$16,487	$600,674	$67,227
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

The Company provides investment management and related services to individuals and institutions. The Company’s retail investment management services are provided to individuals through products consisting of U.S. 1940 Act mutual funds and Undertaking for Collective Investment in Transferable Securities ("UCITS") (collectively, "open-end funds"), closed-end funds, exchange traded funds (“ETFs”) and retail separate accounts. Institutional investment management services are provided to corporations, multi-employer retirement funds, employee retirement systems, foundations, endowments, structured products and as a subadviser to unaffiliated mutual funds.

On June 1, 2017, the Company completed the acquisition of RidgeWorth Investments ("RidgeWorth"), which provided investment management services through its affiliated managers to clients in North America, Europe and Asia. See Note 3 for further discussion of the RidgeWorth acquisition.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The Company has reclassified certain amounts in prior-period financial statements to conform to the current period's presentation. Previously, the Company reported consolidated investment products and consolidated sponsored investment products separately. Currently, the Company combines these categories under the caption "consolidated investment products" and has accordingly reclassified prior presentations. Further, the Company has reclassified its prior net presentation of purchases and sales of investments by its consolidated sponsored investments products and its consolidated investment product in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 to conform with the current year presentation of showing such purchases and sales as separate line items within the cash flows from operating activities. The reclassifications had no impact on the net cash provided by or used in operating, investing or financing activities within the Condensed Consolidated Statement of Cash Flows, nor any impact on the other Condensed Consolidated Financial Statements.
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

New Accounting Standards Not Yet Implemented

In November 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning and ending cash on the statement of cash flows. This standard is effective for annual periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. A reporting entity is required to apply this standard on a retrospective basis as of the beginning of the fiscal year for which the standard is effective. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which clarifies the treatment of several cash flow activities. ASU 2016-15 also clarifies that when cash receipts and cash payments have aspects of more than one classification of cash flows and cannot be separated, classification will depend on the predominant source or use. This update is effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 was originally effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 by one year or for periods beginning after December 15, 2017. Adoption of the standard requires either a retrospective or a modified retrospective approach to adoption, and early adoption is permitted as of the original effective date. The core principle of the model is that revenue is recognized upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received for the goods or services. The guidance also changes the accounting for certain contract costs and revises the criteria for determining if an entity is acting as a principal or agent in certain arrangements. This update is effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years. The Company's implementation assessment includes the identification of revenue within the scope of the guidance, as well as the evaluation of revenue contracts, and it is also evaluating the presentation of certain revenue-related costs on a gross versus net basis and related disclosures of revenue. Although the Company is still evaluating the impact of ASU 2014-09, it has not identified material changes in the timing of revenue recognition.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 requires that an entity perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss cannot exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for fiscal years and interim periods within those years beginning after December 15, 2019. The amendments require a prospective approach to adoption, and early adoption is permitted for interim or annual goodwill impairment tests. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

3. Business Combination

On June 1, 2017, the Company completed the acquisition of RidgeWorth (the "Acquisition" or the "Acquired Business"), a multi-boutique asset manager with approximately $40.1 billion in assets under management, including $35.7 billion in long term assets under management and $4.4 billion in liquidity strategies. The Acquisition significantly increased assets under management, and provided a wider range of strategies for institutional and individual investors, and broader distribution and client service resources.

The total purchase price of the Acquisition was $547.1 million, comprising $485.2 million for the business and $61.9 million for certain balance sheet investments. At the closing, the Company paid $471.4 million in cash, issued 213,669 shares of the Company's common stock with a value of $21.7 million based on a stock price of $101.76, and recorded $51.7 million in contingent consideration and $2.3 million in deferred cash consideration. The conditions for the $51.7 million of contingent consideration were met as of September 30, 2017, and the Company expects to pay this amount during the fourth quarter of 2017.

The Company accounted for the acquisition in accordance with ASC 805, Business Combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the Acquisition.

Given the timing of this transaction and complexity of the purchase accounting, the Company's estimate of the fair value adjustment specific to the acquired intangible assets and final tax positions is preliminary. The Company intends to finalize the accounting for these items as soon as reasonably possible. The Company may adjust the preliminary purchase price allocation, as necessary, during the measurement period of up to one year after the closing date as it obtains more information as to facts and circumstances existing as of the acquisition date. During the quarter ended September 30, 2017, the Company recorded a measurement period adjustment of $1.0 million to increase deferred tax assets with a corresponding reduction to goodwill as a result of the finalization of certain tax analyses.

The excess purchase price over the estimated fair values of assets acquired and liabilities and non-controlling interests assumed of $163.4 million was recorded as goodwill. It is anticipated that this full amount will be tax deductible when the additional $51.7 million of contingent consideration is settled. In addition, $6.4 million in acquisition costs will be included as goodwill for taxes and deducted over 15 years.

The following table summarizes the initial estimate of amounts of identified acquired assets and liabilities assumed as of the acquisition date:

June 1, 2017
($ in thousands)
Assets:
Cash and cash equivalents	$39,343
Investments	5,516
Accounts receivable	19,941
Assets of consolidated investment products ("CIP")
Cash and cash equivalents of CIP	38,261
Investments of CIP	902,493
Other assets of CIP	21,158
Furniture, equipment and leasehold improvements	5,505
Intangible assets	275,700
Goodwill	163,365
Deferred taxes, net	6,590
Other assets	3,003
Total Assets	1,480,875
Liabilities
Accrued compensation and benefits	18,263
Accounts payable and accrued liabilities	11,938
Other liabilities	2,601
Liabilities of consolidated investment products ("CIP")
Notes payable of CIP	770,160
Securities purchased payable and other liabilities of CIP	115,100
Noncontrolling Interests of CIP	15,731
Total Liabilities & Noncontrolling Interests	933,793
Total Net Assets Acquired	$547,082

Identifiable Intangible Assets Acquired

In connection with the allocation of the purchase price, we identified the following intangible assets:

	June 1, 2017
	Approximate Fair Value	Weighted Average of Useful Life
($ in thousands)
Definite-lived intangible assets:
Mutual fund investment contracts	$189,200	16.0 years
Institutional and retail separate account investment contracts	77,000	10.4 years
Trademarks/Trade names	800	10.0 years
Total finite-lived intangible assets	267,000
Indefinite-lived intangible assets:
Trade names	8,700	N/A
Total identifiable intangible assets	$275,700

Acquired Business

For the three and nine months ended September 30, 2017, the Company incurred $4.9 million and $22.9 million in transaction and integration costs associated with the acquisition comprised of $1.5 million and $10.1 million in severance and restructuring charges, $1.2 million and $8.5 million of other operating expenses, and $2.2 million and $4.3 million in employment expenses, respectively.
Income of the Acquired Business subsequent to the effective closing date of the Acquisition of June 1, 2017, for the quarter and four months ended September 30, 2017, was as follows:

	Three Months Ended	Four Months Ended
	September 30, 2017	September 30, 2017
($ in thousands)
Total Revenues	$32,478	$44,014
Restructuring and severance	$1,453	$9,849
All other operating expenses	$23,685	$32,249
Operating Income (Loss)	$1,648	$(3,776)
Income (Loss) Before Income Taxes	$5,446	$48

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2017	2016
($ in thousands, except per share amounts)
Total Revenues	$118,010	$361,070	$349,091
Net Income Attributable to Common Stockholders	$13,696	$29,975	$19,759

Basic EPS	$1.74	$3.42	$2.39
Diluted EPS	$1.70	$3.31	$2.34

4. Intangible Assets, Net

Intangible assets, net are summarized as follows:

	September 30, 2017	December 31, 2016
($ in thousands)
Definite-lived intangible assets:
Investment contracts	$425,747	$158,747
Accumulated amortization	(162,246)	(155,136)
Definite-lived intangible assets, net	263,501	3,611
Indefinite-lived intangible assets	43,516	34,816
Total intangible assets, net	$307,017	$38,427

Activity in intangible assets, net is as follows:

	Nine Months Ended September 30,
	2017	2016
($ in thousands)
Intangible assets, net
Balance, beginning of period	$38,427	$40,887
Additions (1)	275,700	—
Amortization	(7,110)	(1,857)
Balance, end of period	$307,017	$39,030

(1) - See Note 3 for details on the acquired intangible assets related to the Acquisition.

5. Investments
At September 30, 2017 and December 31, 2016, the Company's investments were as follows:

	September 30, 2017	December 31, 2016
($ in thousands)
Marketable securities	$75,702	$74,907
Equity method investments	10,570	7,731
Nonqualified retirement plan assets	6,813	5,808
Other investments	3,667	925
Total investments	$96,752	$89,371
Marketable Securities
Marketable securities consist primarily of investments in the Company's sponsored mutual funds, excluding the investments in consolidated investment products discussed in Note 15. The Company’s marketable securities consist of both trading and available-for-sale securities. The composition of the Company’s marketable securities is summarized as follows:
September 30, 2017

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored funds	$56,511	$(1,141)	$1,204	$56,574
Equity securities	12,677	—	2,555	15,232
Available-for-sale:
Sponsored closed-end funds	3,694	(260)	462	3,896
Total marketable securities	$72,882	$(1,401)	$4,221	$75,702

December 31, 2016

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored funds	$61,784	$(1,942)	$177	$60,019
Equity securities	10,578	—	895	11,473
Available-for-sale:
Sponsored closed-end funds	3,500	(265)	180	3,415
Total marketable securities	$75,862	$(2,207)	$1,252	$74,907

For the three and nine months ended September 30, 2017, the Company recognized a net realized gain of $0.3 million and net realized loss of $1.6 million, respectively, on trading securities. For the three and nine months ended September 30, 2016, the Company recognized a net realized gain of $0.1 million and a net realized loss of $0.3 million, respectively, on trading securities.

6. Fair Value Measurements
The Company’s assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of consolidated investment products, which are separately discussed in Note 15, as of September 30, 2017 and December 31, 2016 by fair value hierarchy level were as follows:
September 30, 2017

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$96,500	$—	$—	$96,500
Marketable securities - trading:
Sponsored funds	56,574	—	—	56,574
Equity securities	15,232	—	—	15,232
Marketable securities - available-for-sale:
Sponsored closed-end funds	3,896	—	—	3,896
Other investments:
Investment in collateralized loan obligation	—	—	2,741	2,741
Nonqualified retirement plan assets	6,813	—	—	6,813
Total assets measured at fair value	$179,015	$—	$2,741	$181,756

December 31, 2016

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$48,620	$—	$—	$48,620
Marketable securities - trading:
Sponsored funds	60,019	—	—	60,019
Equity securities	11,473	—	—	11,473
Marketable securities - available-for-sale:
Sponsored closed-end funds	3,415	—	—	3,415
Other investments
Nonqualified retirement plan assets	5,808	—	—	5,808
Total assets measured at fair value	$129,335	$—	$—	$129,335
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
Investment in collateralized loan obligations is measured at fair value based on independent third party valuations and is categorized as Level 3.
Nonqualified retirement plan assets represent open-end mutual funds within a nonqualified retirement plan whose fair value is determined based on their published net asset value and are categorized as Level 1.

Cash, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments.

Transfers into and out of levels are reflected when: (1) significant inputs used for the fair value measurement, including market inputs or performance attributes, become observable or unobservable; (2) when the Company determines it has the ability, or no longer has the ability, to redeem, in the near term, certain investments that the Company values using a net asset value; or (3) if the book value no longer represents fair value. There were no transfers between levels during the three and nine months ended September 30, 2017 and 2016.

The following table is a reconciliation of assets for Level 3 investments for which significant unobservable inputs were used to determine fair value.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2017	2016	2017	2016
Level 3 Investments (a)
Balance at beginning of period	$2,909	$—	$—	$—
Acquired in business combination		—	2,916	—
Change in unrealized (loss), net	(168)	—	(175)	—
Balance at end of period	$2,741	$—	$2,741	$—
(a) The investments that are categorized as Level 3 were valued utilizing third-party pricing information without adjustment.

7. Equity Transactions

During the nine months ended September 30, 2017, the Company issued 1,150,000 shares of 7.25% mandatory convertible preferred stock ("MCPS") in a public offering, which included the exercise of the underwriters' over-allotment option, for net proceeds of $111.0 million, after underwriting discounts, commissions and other offering expenses. During the same period, the Company also issued 1,260,169 shares of common stock consisting of: 1) 1,046,500 shares of common stock in a public offering, which included the exercise of the underwriters' over-allotment option, for net proceeds of $109.5 million, after underwriting discounts, commissions and other offering expenses; and 2) 213,669 shares of the Company's common stock as part of the consideration for the acquisition of RidgeWorth. See Note 3 for further discussion of the Acquisition.
The MCPS has a liquidation preference of $100.00 per share. Unless converted earlier, each share of MCPS will convert automatically on February 1, 2020 (the "mandatory conversion date") into between 0.7576 and 0.9091 shares of common stock, subject to customary anti-dilution adjustments. The number of shares of common stock issuable upon conversion will be determined based on the average volume-weighted price per share of the Company's common stock over the 20 consecutive trading day period beginning on, and including, the 22nd scheduled trading day immediately preceding the mandatory conversion date. Each share of MCPS can be converted prior to the mandatory conversion date, at the option of the holder, at the minimum conversion rate of 0.7576 or at a specified rate, in the event of a fundamental change as defined in the certificate of designations of the MCPS.
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

On August 16, 2017, the Company declared a quarterly cash dividend of $0.45 per common share to be paid on November 15, 2017 to shareholders of record at the close of business on October 31, 2017. The Company also declared a quarterly cash dividend of $1.8125 per share on the Company's 7.25% MCPS to be paid on November 1, 2017 to shareholders of record at the close of business on October 15, 2017.

During the nine months ended September 30, 2017, the Company repurchased 66,244 common shares at a weighted average price of $113.21 per share for a total cost, including fees and expenses, of approximately $7.5 million. As of September 30, 2017, there were 133,756 shares available to be repurchased of a total of 3,430,045 shares of Company common stock that had been approved by the Company's Board of Directors. Under the terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

8. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2017 and 2016 were as follows:

	Unrealized Net Gains and (Losses) on Securities Available-for- Sale	Foreign Currency Translation Adjustments
($ in thousands)
Balance December 31, 2016	$(224)	$—
Unrealized net gain (loss) on securities available-for-sale, net of tax of $(115)	172	—
Foreign currency translation adjustments	—	12
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Net current-period other comprehensive income (loss)	172	12
Balance September 30, 2017	$(52)	$12

	Unrealized Net Gains and (Losses) on Securities Available-for- Sale	Foreign Currency Translation Adjustments
($ in thousands)
Balance December 31, 2015	$(465)	$(569)
Unrealized net gain (loss) on securities available-for-sale, net of tax of $(140)	230	—
Foreign currency translation adjustments, net of tax of $(348)	—	569
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Net current-period other comprehensive income (loss)	230	569
Balance September 30, 2016	$(235)	$—

9. Stock-Based Compensation

The Company's Amended and Restated Omnibus Incentive and Equity Plan (the “Plan”) provides for the grant of equity-based awards, including restricted stock units (“RSUs”), stock options and unrestricted shares of common stock. As of September 30, 2017, a maximum of 2,400,000 shares of common stock were authorized for issuance under the Plan, and 496,870 shares remained available for issuance. Shares that are issued upon exercise of stock options and vesting of RSUs are newly issued shares from the Plan and are not issued from treasury stock.

Restricted Stock Units

Each RSU entitles the holder to one share of common stock when the restriction expires. RSUs generally have a term of one to three years and may be time-vested or performance-contingent. The fair value of each RSU is estimated using the intrinsic value method, which is based on the fair market value price on the date of grant unless it contains a performance metric that is considered a market condition. RSUs that contain a market condition are valued using a simulation valuation model. RSU activity for the nine months ended September 30, 2017 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	302,824	$111.56
Granted	274,392	$108.25
Forfeited	(29,134)	$121.06
Settled	(78,423)	$140.86
Outstanding at September 30, 2017	469,659	$104.14

For the nine months ended September 30, 2017 and 2016, a total of 32,186 and 19,457 RSUs, respectively, were withheld by the Company as a result of net share settlements to settle minimum employee tax withholding obligations. The Company paid $3.4 million and $1.5 million for the nine months ended September 30, 2017 and 2016, respectively, in minimum employee tax withholding obligations related to RSUs withheld. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have been otherwise issued as a result of the vesting.
During the nine months ended September 30, 2017, the Company granted 87,458 RSUs which contain performance-based metrics in addition to a service condition (Performance Share Units or "PSUs"). Compensation expense for these PSUs is recognized over a three-year service period based upon the value determined using a combination of the intrinsic value method, for awards that contain a performance metric that represents a "performance condition" in accordance with ASC 718, and the Monte Carlo simulation valuation model, for awards under the performance metric that represents a "market condition" under ASC 718. Compensation expense for the awards that contain a market condition is fixed at the date of grant and will not be adjusted in future periods based upon the achievement of the market condition. Compensation expense for the awards with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon the final outcome. For the nine months ended September 30, 2017, total stock-based compensation expense was $4.1 million for these PSUs.
On June 1, 2017, the Company also granted 35,148 PSUs and 65,561 RSUs to certain RidgeWorth employees in connection with the Acquisition in order to replace incentives that were in place prior to the Acquisition. The PSUs will vest if certain performance measures are met over a five-year period, with the ability for accelerated vesting if those same conditions are met by year four. The RSUs contain only a service condition and will vest over four years beginning with year two. For the nine months ended September 30, 2017, total stock-based compensation expense was $0.8 million for these PSUs and RSUs.
The Company recognized total stock compensation expense of $15.0 million and $9.1 million, for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, unamortized stock-based compensation expense for unvested RSUs and PSUs was $32.4 million, with a weighted-average remaining amortization period of two years.

Stock Options

Stock options generally cliff vest after three years and have a contractual life of 10 years. Stock options are granted with an exercise price equal to the fair market value of the shares at the date of grant.

Stock option activity for the nine months ended September 30, 2017 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	137,157	$17.77
Granted	—	$—
Exercised	(26,749)	$23.43
Forfeited	—	$—
Outstanding at September 30, 2017	110,408	$16.40

10. Restructuring and Severance

During the three months ended September 30, 2017, the Company incurred $0.5 million in severance costs related to staff reductions in connection with the Acquisition and the Company's outsourcing activities and $1.0 million in restructuring costs related to future lease obligations and leasehold improvement write-offs for vacated office space. During the nine months ended September 30, 2017, the Company incurred $9.4 million in severance costs related to staff reductions in connection with the Acquisition and the Company's outsourcing activities and $1.0 million in restructuring costs related to future lease obligations and leasehold improvement write-offs for vacated office space. Total unpaid severance and related charges as of September 30, 2017 was $6.8 million, which the Company expects to pay over the next three years. The Company expects to incur additional severance costs in connection with the Acquisition of approximately $0.3 million related to one-time termination benefits that are being earned over a transition period.

11. Earnings per Share
Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period, excluding dilution for potential common stock issuances. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, including: (1) shares issuable upon the vesting of RSUs and common stock option exercises using the treasury stock method; and (2) shares issuable upon the conversion of the Company's MCPS, as determined under the if-converted method. For purposes of calculating diluted EPS, preferred stock dividends have been subtracted from net income (loss) in periods in which utilizing the if-converted method would be anti-dilutive.

The computation of basic and diluted EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
($ in thousands, except per share amounts)
Net Income (Loss)	$20,523	$16,276	$34,296	$36,846
Noncontrolling interests	(1,731)	(651)	(2,782)	(770)
Net Income (Loss) Attributable to Stockholders	18,792	15,625	31,514	36,076
Preferred stock dividends	(2,084)	—	(6,252)	—
Net Income (Loss) Attributable to Common Stockholders	$16,708	$15,625	$25,262	$36,076
Shares (in thousands):
Basic: Weighted-average number of shares outstanding	7,212	7,676	6,942	8,062
Plus: Incremental shares from assumed conversion of dilutive instruments	1,280	178	226	161
Diluted: Weighted-average number of shares outstanding	8,492	7,854	7,168	8,223
Earnings (Loss) per Share—Basic	$2.32	$2.04	$3.64	$4.47
Earnings (Loss) per Share—Diluted	$2.21	$1.99	$3.52	$4.39

The following table details the securities that have been excluded from the above computation of weighted-average number of shares for diluted EPS, because the effect would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(in thousands)
Restricted stock units and stock options	4	12	4	11
Preferred stock	—	—	878	—
Total anti-dilutive securities	4	12	882	11

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

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 31.7% and 35.8% for the nine months ended September 30, 2017 and 2016, respectively. The decrease in the estimated effective tax rate was primarily due to changes in the valuation allowances related to market adjustments on the Company’s marketable securities, as well as an increase in the valuation allowance associated with net operating losses that could expire before being utilized.

13. Debt

Credit Agreement

On June 1, 2017, in connection with the Acquisition, the Company entered into a new credit agreement ("Credit Agreement") comprised of (1) $260.0 million of seven-year term debt ("Term Loan") and (2) a $100.0 million five-year revolving credit facility ("Credit Facility"). Additionally, as a result of the Credit Agreement, the Company's previous revolving credit facility and December 16, 2016 debt financing commitment were terminated. During the nine months ended September 30, 2017, the Company expensed approximately $1.1 million of unamortized deferred financing costs related to the previous senior unsecured revolving credit facility. At September 30, 2017, $260.0 million was outstanding.

Amounts outstanding under the Credit Agreement for the Term Loan and the Credit Facility bear interest at an annual rate equal to, at the option of the Company, either (i) LIBOR (adjusted for reserves) for interest periods of one, two, three or six months (or, solely in the case of the Credit Facility, if agreed to by each relevant Lender, twelve months or periods less than one month), subject to a “floor” of 0% for the Credit Facility and 0.75% for the Term Loan, or (ii) an alternate base rate, in either case plus an applicable margin. The applicable margins are set initially at 3.75%, in the case of LIBOR-based loans, and 2.75%, in the case of alternate base rate loans, and will range from 3.50% to 3.75%, in the case of LIBOR-based loans, and 2.50% to 2.75%, in the case of alternate base rate loans, based on the secured net leverage ratio of the Company as of the last day of the preceding fiscal quarter. Interest is payable on the last day of each interest period with respect to LIBOR-based loans, but at least at three-month intervals, and quarterly in arrears with respect to alternate base rate loans (but, in the case of LIBOR-based loans with an interest period of more than three months).

The obligations of the Company under the Credit Agreement are guaranteed by certain of its subsidiaries (the “Guarantors”) and secured by substantially all of the assets of the Company and the Guarantors, subject to customary exceptions. The Credit Agreement contains customary affirmative and negative covenants, including covenants that affect, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, merge or dissolve, make investments, dispose of assets, engage in sale and leaseback transactions, purchase shares of our common stock, make distributions and dividends and pre-payments of junior indebtedness, engage in transactions with affiliates, enter into restrictive agreements, amend documentation governing junior indebtedness, modify its fiscal year, or modify its organizational documents, subject to customary exceptions, thresholds, qualifications and “baskets.” In addition, the Credit Agreement contains a financial maintenance covenant, requiring a maximum leverage ratio, as of the last day of each of the trailing four fiscal quarter periods, of no greater than the levels set forth in the Credit Agreement.

At any time, upon timely notice, the Company may terminate the Credit Agreement in full, reduce the commitment under the Credit Facility in minimum specified increments, or prepay the Term Loan in whole or in part, subject to the payment of breakage fees with respect to LIBOR-based loans and, in the case of any Term Loans that are prepaid in connection with a “repricing transaction” occurring within the six-month period following the closing date, a 1.00% premium.

Term Loan

The Term Loan, which was priced on March 2, 2017, had a delayed draw fee of $1.2 million between March 2, 2017 and the closing date of June 1, 2017. The Term Loan amortizes at the rate of 1.00% per annum payable in equal quarterly installments and will be mandatorily repaid with: (a) 50% of the Company’s excess cash flow, as defined in the Credit Agreement, on an annual basis, beginning with the fiscal year ended December 31, 2018, stepping down to 25% if the Company’s secured net leverage ratio declines below 1.0, and further stepping down to 0% if the Company’s secured net leverage ratio declines below 0.5; (b) the net proceeds of certain asset sales, casualty or condemnation events, subject to customary reinvestment rights; and (c) the proceeds of any indebtedness incurred other than indebtedness permitted to be incurred by the Credit Agreement.

Credit Facility

At September 30, 2017, no amounts were outstanding under the Credit Facility. The Company has the right, subject to customary conditions specified in the Credit Agreement, to request additional revolving credit facility commitments and additional term loans to be made under the Credit Agreement up to an aggregate amount equal to the sum of (x) $75.0 million and (y) an amount subject to a pro forma secured net leverage ratio of the Company of no greater than 1.75 to 1.00.

Under the terms of the Credit Agreement, the Company is required to pay a quarterly commitment fee on the average unused amount of the Credit Facility, which fee is initially set at 0.50% and will, following the first delivery of certain financial reports required under the Credit Agreement, range from 0.375% to 0.50%, based on the secured net leverage ratio of the Company as of the last day of the preceding fiscal quarter, as reflected in such financial reports.

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

In re Virtus Investment Partners, Inc. Securities Litigation; formerly Tom Cummins v. Virtus Investment Partners Inc.
et al

On February 20, 2015, a putative class action complaint alleging violations of certain provisions of the federal securities laws was filed by an individual shareholder against the Company and certain of the Company’s current officers (the “defendants”) in the United States District Court for the Southern District of New York (the "Court"). On April 21, 2015, three plaintiffs, including the original plaintiff, filed motions to be appointed lead plaintiffs and, on June 9, 2015, the Court appointed Arkansas Teachers Retirement System lead plaintiff. On August 21, 2015, the plaintiff filed a Consolidated Class Action Complaint (the “Consolidated Complaint”) amending the originally filed complaint, which was purportedly filed on behalf of all purchasers of the Company’s common stock between January 25, 2013 and May 11, 2015 (the “Class Period”). The Consolidated Complaint alleges that, during the Class Period, the defendants disseminated materially false and misleading statements and concealed material adverse facts relating to certain funds formerly subadvised by F-Squared Investments Inc. ("F-Squared"). The Consolidated Complaint alleges claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5. The plaintiff seeks to recover unspecified damages. A motion to dismiss the Consolidated Complaint was filed on behalf of the Company and the other defendants on October 21, 2015. On July 1, 2016, the Court entered an opinion and order granting in part, and denying in part, the motion to dismiss, narrowing Plaintiff's claims under Sections 10(b) and 20(a) of the Exchange Act and dismissing one of the defendants from the suit. The remaining defendants' Answer to the Consolidated Complaint was filed on August 5, 2016. Plaintiff's motion for class certification was granted on May 15, 2017. Discovery has since been completed. On October 6, 2017, defendants moved for summary judgment, and briefing on that motion is expected to be completed on December 21, 2017. The Company believes that the suit is without merit and intends to defend it vigorously. The Company believes that there is not a material loss that is probable and reasonably estimable related to this claim.

Mark Youngers v. Virtus Investment Partners, Inc. et al

On May 8, 2015, a putative class action complaint alleging violations of certain provisions of the federal securities laws was filed in the United States District Court for the Central District of California (the "District Court") by an individual who alleges he is a former shareholder of one of the Virtus mutual funds formerly subadvised by F-Squared and formerly known as the AlphaSector Funds. The complaint alleges claims against the Company, certain of the Company’s officers and affiliates, and certain other parties (the “defendants”). The complaint was purportedly filed on behalf of purchasers of the AlphaSector Funds between May 8, 2010 and December 22, 2014, inclusive (the “Class Period”). The complaint alleges that, during the Class Period, the defendants disseminated materially false and misleading statements and concealed or omitted material facts necessary to make the statements made not misleading. On June 7, 2015, a group of three individuals, including the original plaintiff, filed a motion to be appointed lead plaintiff, and on July 27, 2015, the District Court appointed movants as lead plaintiff. On October 1, 2015, the plaintiffs filed a First Amended Class Action Complaint which, among other things, added a derivative claim for breach of fiduciary duty on behalf of Virtus Opportunities Trust. On October 19, 2015, the District Court entered an order transferring the action to the Southern District of New York (the "Court"). On January 4, 2016, the Plaintiffs filed a Second Amended Complaint. A motion to dismiss was filed on behalf of the Company and affiliated defendants on February 1, 2016. On July 1, 2016, the Court entered an opinion and order granting in part, and denying in part, the motion to dismiss. The Court dismissed four causes of action entirely and a fifth cause of action with respect to a portion of the Class Period. The Court also dismissed all claims against ten defendants named in the Complaint. The Court held that the Plaintiffs may pursue certain securities claims under Sections 10(b) and 20(a) of the Exchange Act and Section 12 of the Securities Act of 1933. The remaining defendants filed an Answer to the Second Amended Complaint on August 5, 2016. A Stipulation of Voluntary Dismissal of the claim under Section 12 of the Securities Act was filed on September 15, 2016. The defendants filed a motion to certify an interlocutory appeal of the July 1, 2016 order to the Court of Appeals for the Second Circuit on August 26, 2016. The motion was denied on January 6, 2017. Plaintiff's motion for class certification was denied on May 15, 2017. On July 28, 2017 Plaintiffs filed a motion seeking leave to amend their complaint to address deficiencies identified by the Court in its orders dismissing, in part, plaintiffs' Second Amended Complaint and denying class certification. Briefing on that motion was completed, and a hearing was held on September 7, 2017, where the court reserved decision. The Company believes that the suit has no basis in law or fact and intends to defend it vigorously. The Company believes that there is not a material loss that is probable and reasonably estimable related to this claim.

15. Consolidation

The condensed consolidated financial statements include the accounts of the Company, its subsidiaries and investment products that are consolidated. Voting interest entities ("VOEs") are consolidated when the Company is considered to have a controlling financial interest, which is typically present when the Company owns a majority of the voting interest in an entity or otherwise has the power to govern the financial and operating policies of the entity.

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

In the normal course of its business, the Company sponsors various investment products, some of which are consolidated by the Company. Consolidated investment products include both VOEs, made up primarily of open-end funds in which the Company holds a controlling financial interest, and VIEs, which primarily consist of collateralized loan obligations ("CLOs") of which the Company is considered the primary beneficiary. The consolidation and deconsolidation of these investment products have no impact on net income (loss) attributable to stockholders. The Company’s risk with respect to these investment products is limited to its beneficial interests in these products. The Company has no right to the benefits from, and does not bear the risks associated with, these investment products beyond the Company’s investments in, and fees generated from, these products.

The following table presents the balances of the consolidated investment products that, after intercompany eliminations, are reflected in the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016:

	As of
	September 30, 2017			December 31, 2016
		VIEs			VIEs
	VOEs	CLOs	Other	VOEs	CLOs	Other

($ in thousands)
Cash and cash equivalents	$756	$217,747	$3,415	$1,859	$14,449	$2,775
Investments	33,053	1,494,992	67,682	99,247	346,967	42,828
Other assets	790	34,847	1,303	2,211	5,888	1,059
Notes payable	—	(1,455,932)	—	—	(328,761)	—
Securities purchased payable and other liabilities	(1,422)	(188,270)	(1,620)	(2,310)	(12,534)	(1,799)
Noncontrolling interests	(3,821)	(16,487)	(63,406)	(12,505)	—	(24,761)
The Company’s net interests in consolidated investment vehicles	$29,356	$86,897	$7,374	$88,502	$26,009	$20,102

Consolidated CLOs

The majority of the Company's consolidated investment products that are VIEs are CLOs. At September 30, 2017, the Company consolidated four CLOs. The financial information of certain CLOs is included in the Company's consolidated financial statements on a one-month lag based upon the availability of financial information. Majority-owned consolidated private funds, whose primary purpose is to invest in CLOs for which the Company serves as the collateral manager, are also included.

Investments of CLOs

The CLOs investments of $1.5 billion at September 30, 2017 represent bank loan investments, which comprise the majority of the CLOs' portfolio asset collateral and are senior secured corporate loans across a variety of industries. These bank loan investments mature at various dates between 2018 and 2030 and pay interest at LIBOR plus a spread of up to 9.5%. At September 30, 2017, the fair value of the senior bank loans exceeded the unpaid principal balance by approximately $6.2 million. At September 30, 2017, there were no collateral assets in default.

Notes Payable of CLOs

The CLOs hold notes payable with a total value, at par, of $1.7 billion, consisting of senior secured floating rate notes payable with a par value of $1.5 billion and subordinated notes with a par value of $139.8 million. These note obligations bear interest at variable rates based on LIBOR plus a pre-defined spread ranging from 1.0% to 8.75%. The principal amounts outstanding of the note obligations issued by the CLOs mature on dates ranging from April 2018 to October 2029. The CLOs may elect to reinvest any prepayments received on bank loan investments between October 2019 and October 2021, depending on the CLO. Generally, subsequent prepayments received after the reinvestment period must be used to pay down the note obligations.

The Company’s beneficial interests and maximum exposure to loss related to these consolidated CLOs is limited to: (i) ownership in the subordinated notes and (ii) accrued management fees. The secured notes of the consolidated CLOs have contractual recourse only to the related assets of the CLO and are classified as financial liabilities. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative, as adopted on January 1, 2016, prescribed by ASU 2014-13, results in the net assets of the consolidated CLOs shown above to be equivalent to the beneficial interests retained by the Company at September 30, 2017, as shown in the table below:

As of
September 30, 2017
($ in thousands)
Subordinated notes	$85,963
Accrued investment management fees	934
Total Beneficial Interests	$86,897

The following table represents income and expenses of the consolidated CLOs included in the Company’s Condensed Consolidated Statements of Operations for the period indicated:

Nine Months Ended September 30,
($ in thousands)	2017
Income:
Realized and unrealized gain (loss), net	$11,063
Interest income	25,458
Other income	542
Total Income	37,063

Expenses:
Other operating expenses	6,404
Interest expense	22,101
Total Expense	28,505
Noncontrolling interest	(1,073)
Net Income (loss) attributable to CIPs	$7,485

As summarized in the table below, the application of the measurement alternative as prescribed by ASU 2014-13 results in the consolidated net income summarized above to be equivalent to the Company’s own economic interests in the consolidated CLOs, which are eliminated upon consolidation:

Nine Months Ended September 30,
($ in thousands)	2017
Distributions received and unrealized gains on the subordinated notes held by the Company	$4,783
Investment management fees	2,702
Total Economic Interests	$7,485

Fair Value Measurements of Consolidated Investment Products

The assets and liabilities of the consolidated investment products measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 by fair value hierarchy level were as follows:

As of September 30, 2017

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$217,708	$—	$—	$217,708
Debt investments	—	1,511,791	48,760	1,560,551
Equity investments	34,614	—	562	35,176
Total Assets Measured at Fair Value	$252,322	$1,511,791	$49,322	$1,813,435
Liabilities
Notes payable	$—	$1,455,932	$—	$1,455,932
Derivatives	2	—	—	2
Short sales	751	—	—	751
Total Liabilities Measured at Fair Value	$753	$1,455,932	$—	$1,456,685
As of December 31, 2016

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$14,449	$—	$—	$14,449
Debt investments	—	448,477	87	448,564
Equity investments	40,270	208	—	40,478
Derivatives	4	—	—	4
Total Assets Measured at Fair Value	$54,723	$448,685	$87	$503,495
Liabilities
Notes payable	$—	$328,761	$—	$328,761
Derivatives	3	235	62	300
Short sales	649	—	—	649
Total Liabilities Measured at Fair Value	$652	$328,996	$62	$329,710

The following is a discussion of the valuation methodologies used for the assets and liabilities of the Company’s CIPs measured at fair value:

Cash equivalents represent investments in money market funds. Cash investments in actively traded money market funds are valued using published net asset values and are classified as Level 1.
Debt and equity investments represent the underlying debt, equity and other securities held in consolidated investment products. Equity investments are valued at the official closing price on the exchange on which the securities are traded and are generally categorized within Level 1. Level 2 investments represent most debt securities, including bank loans and certain equity securities (including non-US securities), for which closing prices are not readily available or are deemed to not reflect readily available market prices, and are valued using an independent pricing service. Debt investments are valued based on quotations received from independent pricing services or from dealers who make markets in such securities. Bank loan investments, which are included as debt investments are generally priced at the average mid-point of bid and ask quotations obtained from a third-party pricing service. Fair value may also be based upon valuations obtained from independent third-party brokers or dealers utilizing matrix pricing models that consider information regarding securities with similar characteristics. In certain instances, fair value has been determined utilizing discounted cash flow analyses or single broker non-binding quotes. Depending on the nature of the inputs, these assets are classified as Level 1, 2 or 3 within the fair value measurement hierarchy. Level 3 investments include debt securities that are not widely traded, are illiquid, or are priced by dealers based on pricing models used by market makers in the security.

For the nine months ended September 30, 2017 and 2016, securities held by consolidated investment products with an end-of-period value of $0.0 million and $0.3 million, respectively, were transferred from Level 2 to Level 1 because an exchange price became available. For the nine months ended September 30, 2017 and 2016, securities held by consolidated investment products with an end-of-period value of $0.0 million and $0.5 million, respectively, were transferred from Level 1 to Level 2 because certain non-U.S. securities-quoted market prices were adjusted based on third-party factors derived from model-based valuation techniques for which the significant assumptions were observable in the market.

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

Short Sales are transactions in which a security is sold which is not owned or is owned but there is no intention to deliver, in anticipation that the price of the security will decline. Short sales are recorded in the Condensed Consolidated Balance Sheets within other liabilities of CIPs and are classified as level 1 based on the underlying equity security.

The securities purchase payable at September 30, 2017 and December 31, 2016 approximated fair value due to the short-term nature of the instruments.

The following table is a reconciliation of assets of consolidated investment products for Level 3 investments for which significant unobservable inputs were used to determine fair value.

	Nine Months Ended September 30,
($ in thousands)	2017	2016
Level 3 Debt securities (a)
Balance at beginning of period	$25	$1,397
Realized gains(losses,), net	(90)	(356)
Change in unrealized gains (losses), net	87	350
Acquired in business combination	9,151	—
Purchases	1,212	163
Paydowns	—	(5)
Amortization	12	—
Sales	(765)	(1,461)
Transferred to Level 2	44,634	—
Transfers from Level 2	(4,944)	58
Balance at end of period	$49,322	$146

(a)
The investments that are categorized as Level 3 were valued utilizing third-party pricing information without adjustment. All transfers are deemed to occur at the end of period. Transfers between Level 2 and Level 3 were due to a decrease in trading activities at period end.

Nonconsolidated VIEs

The Company serves as the collateral manager for other collateralized loan and collateralized bond obligations (collectively, “CDOs”) that are not consolidated. The assets and liabilities of these CDOs reside in bankruptcy remote, special purpose entities in which the Company has no ownership, nor holds any notes issued by, the CDOs, and provides neither recourse nor guarantees. The Company has determined that the investment management fees it receives for serving as collateral manager for these CDOs did not represent a variable interest as: (1) the fees the Company earns are compensation for services provided and are commensurate with the level of effort required to provide the investment management services; (2) the Company does not hold other interests in the CDOs that individually, or in the aggregate, would absorb more than an insignificant amount of the CDO's expected losses or receive more than an insignificant amount of the CDO's expected residual return; and (3) the investment management arrangement only includes terms, conditions and amounts that are customarily present in arrangements for similar services negotiated at arm's length.

The Company has interests in certain other entities that are VIEs that the Company does not consolidate as it is not the primary beneficiary of those entities. The Company is not the primary beneficiary as its interest in these entities does not provide the Company with the power to direct the activities that most significantly impact the entities' economic performance. At September 30, 2017, the carrying value and maximum risk of loss related to the Company's interest in these VIEs was $14.7 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “intent,” “plan,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “project,” “predict,” “would,” “potential,” “future,” “forecast,” “guarantee,” “assume,” “likely,” “target” or similar statements or variations of such terms.
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

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report on Form 10-K, as well as the following risks and uncertainties: (a) any reduction in our assets under management; (b) the withdrawal, renegotiation or termination of investment advisory agreements; (c) damage to our reputation; (d) failure to comply with investment guidelines or other contractual requirements; (e) the inability to attract and retain key personnel; (f) challenges from the competition we face in our business; (g) adverse regulatory and legal developments; (h) unfavorable changes in tax laws or limitations; (i) adverse developments related to unaffiliated subadvisers; (j) negative implications of changes in key distribution relationships; (k) interruptions in or failure to provide service by third parties; (l) volatility associated with our common and preferred stock; (m) adverse civil litigation and government investigations or proceedings; (n) the risk of loss on our investments; (o) the inability to make quarterly common and preferred stock distributions; (p) the lack of sufficient capital on satisfactory terms; (q) liabilities and losses not covered by insurance; (r) the inability to satisfy financial covenants; (s) the inability to achieve expected acquisition-related financial benefits and synergies, and other risks and uncertainties described in our 2016 Annual Report on Form 10-K or in any of our filings with the Securities and Exchange Commission (“SEC”).
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

We offer investment strategies for individual and institutional investors in different product structures and through multiple distribution channels. Our investment strategies are available in a diverse range of styles and disciplines, managed by a collection of boutique investment managers, both affiliated and unaffiliated. We have offerings in various asset classes (domestic and international equity, fixed income and alternative), in all market capitalizations (large, mid and small), in different styles (growth, blend and value), and with various investment approaches (fundamental, quantitative and thematic). Our retail products include open-end funds, closed-end funds, exchange traded funds (“ETFs”) and retail separate accounts. We also offer certain of our investment strategies to institutional clients.

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

Financial Highlights

•	Net earnings per diluted share was $2.21 in the third quarter of 2017.

•
Total sales (inflows) were $4.6 billion in the third quarter of 2017, an increase of $1.5 billion, or 48.3%, from $3.1 billion in the third quarter of 2016. Net flows were $0.2 billion in the third quarter of 2017 compared to $0.5 billion in the third quarter of 2016.

•	Long-term assets under management were $87.1 billion at September 30, 2017, an increase of $40.6 billion from September 30, 2016.

Acquisition of RidgeWorth

On June 1, 2017, we completed the acquisition of RidgeWorth Investments (the "Acquisition" or the "Acquired Business"). RidgeWorth managed approximately $40.1 billion in assets under management as of June 1, 2017, including $35.7 billion in long term assets under management and $4.4 billion in liquidity strategies. The Acquisition significantly increased our assets under management, and provided a wider range of strategies for institutional and individual investors, and broader distribution and client service resources.

Total consideration for the Acquisition was $547.1 million, comprising $485.2 million for the business and $61.9 million for certain balance sheet investments. At the closing, we paid $471.4 million in cash, issued 213,669 shares of our common stock with a value of $21.7 million based on a stock price of $101.76, and recorded $51.7 million in contingent consideration and $2.3 million in deferred cash consideration. The conditions for the $51.7 million of contingent consideration were met as of September 30, 2017, and we expect to pay this amount during the fourth quarter of 2017.

Assets Under Management

At September 30, 2017, total assets under management were $90.6 billion, representing an increase of $44.0 billion, or 94.6% from September 30, 2016 and an increase of $45.2 billion, or 99.6%, from December 31, 2016. The increase in assets under management from December 31, 2016 was primarily due to the Acquired Business which added $40.1 billion as of June 1, 2017, market appreciation of $6.2 billion, and positive flows of $0.6 billion.

Average long-term assets under management, which represent the majority of our fee-earning asset levels, were $64.3 billion for the nine months ended September 30, 2017, an increase of $19.0 billion, or 41.9%, from $45.3 billion for the nine months ended September 30, 2016. The increase in long-term average assets under management compared to September 30, 2016 was primarily due to the Acquisition and the cumulative impact of market appreciation.

Operating Results

In the third quarter of 2017, total revenues increased 50.2% to $123.7 million from $82.3 million in the third quarter of 2016, primarily as a result of $32.5 million of additional revenues from the Acquired Business. Operating income was relatively flat at $16.8 million in the third quarter of 2017 compared to $16.5 million in the third quarter of 2016. The third quarter of 2017 included $4.9 million and $4.9 million, respectively, in higher amortization of intangible assets and other operating expenses related to acquisition and integration costs.

Assets Under Management by Product

The following table summarizes our assets under management by product:

	As of September 30,		Change
	2017	2016	$	%
($ in millions)
Open-End Funds (1)	$42,397.7	$25,266.4	$17,131.3	67.8%
Closed-End Funds	6,735.4	6,887.3	(151.9)	(2.2)%
Exchange Traded Funds	955.7	460.6	495.1	107.5%
Retail Separate Accounts	13,057.2	7,924.8	5,132.4	64.8%
Institutional Accounts	20,630.5	5,376.6	15,253.9	283.7%
Structured Products	3,360.0	623.8	2,736.2	438.6%
Total Long-Term	87,136.5	46,539.5	40,597.0	87.2%
Liquidity (3)	3,431.4	—	3,431.4	—
Total	$90,567.9	$46,539.5	$44,028.4	94.6%
Average Assets Under Management (2)	$65,898.5	$45,335.0	$20,563.5	45.4%
Average Long-Term Assets Under Management (2)	$64,345.3	$45,335.0	$19,010.3	41.9%

(1)	Represents assets under management of U.S. 1940 Act mutual funds and Undertakings for Collective Investments in Transferable Securities ("UCITS")

(2)	Averages are calculated as follows:
- Funds - average daily or weekly balances
- Retail Separate Accounts - prior quarter ending balance or average of month-end balances in quarter
- Institutional Accounts - average of month-end balances in quarter
(3)    Represents assets under management in liquidity strategies, including open-end funds and institutional accounts

Asset Flows by Product
The following table summarizes asset flows by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016
Open-End Funds (1)
Beginning balance	$41,452.8	$24,813.8	$23,432.8	$28,882.1
Inflows	2,842.5	1,882.5	7,129.1	5,427.8
Outflows	(2,872.7)	(2,139.4)	(7,286.0)	(10,733.5)
Net flows	(30.2)	(256.9)	(156.9)	(5,305.7)
Market performance	1,040.7	736.5	3,697.5	1,919.9
Other (2)	(65.6)	(27.0)	15,424.3	(229.9)
Ending balance	$42,397.7	$25,266.4	$42,397.7	$25,266.4
Closed-End Funds
Beginning balance	$6,707.2	$6,959.6	$6,757.4	$6,222.3
Inflows	—	—	—	—
Outflows	—	—	(112.8)	(103.3)
Net flows	—	—	(112.8)	(103.3)
Market performance	124.4	(63.3)	421.6	839.7
Other (2)	(96.2)	(9.0)	(330.8)	(71.4)
Ending balance	$6,735.4	$6,887.3	$6,735.4	$6,887.3
Exchange Traded Funds
Beginning balance	$968.8	$399.4	$596.8	$340.8
Inflows	104.1	66.9	554.9	182
Outflows	(28.9)	(19.6)	(103.2)	(74.2)
Net flows	75.2	47.3	451.7	107.8
Market performance	4.2	19.4	30.3	23.2
Other (2)	(92.5)	(5.5)	(123.1)	(11.2)
Ending balance	$955.7	$460.6	$955.7	$460.6
Retail Separate Accounts
Beginning balance	$12,351.1	$7,407.2	$8,473.5	$6,784.4
Inflows	704.4	516.1	2,049.8	1,359.5
Outflows	(480.1)	(182.0)	(1,233.7)	(860.9)
Net flows	224.3	334.1	816.1	498.6
Market performance	478.3	189.9	1,273.7	647.2
Other (2)	3.5	(6.4)	2,493.9	(5.4)
Ending balance	$13,057.2	$7,924.8	$13,057.2	$7,924.8
Institutional Accounts
Beginning balance	$20,639.1	$4,920.0	$5,492.7	$4,799.7
Inflows	439.9	612.5	1,074.7	1,023.6
Outflows	(893.7)	(207.2)	(1,697.7)	(775.8)
Net flows	(453.8)	405.3	(623.0)	247.8
Market performance	451.1	56.4	757.5	348.9
Other (2)	(5.9)	(5.1)	15,003.3	(19.8)
Ending balance	$20,630.5	$5,376.6	$20,630.5	$5,376.6
Structured Products
Beginning balance	$2,899.8	$669.7	$613.1	$356.0
Inflows	474.3	—	474.3	316.3
Outflows	(55.6)	(45.2)	(296.3)	(58.7)
Net flows	418.7	(45.2)	178.0	257.6
Market performance	37.1	3.9	60.9	13.4
Other (2)	4.4	(4.6)	2,508.0	(3.2)
Ending balance	$3,360.0	$623.8	$3,360.0	$623.8

Total Long-Term
Beginning balance	$85,018.8	$45,169.7	$45,366.3	$47,385.3
Inflows	4,565.2	3,078.0	11,282.8	8,309.2
Outflows	(4,331.0)	(2,593.4)	(10,729.7)	(12,606.4)
Net flows	234.2	484.6	553.1	(4,297.2)
Market performance	2,135.8	942.8	6,241.5	3,792.3
Other (2)	(252.3)	(57.6)	34,975.6	(340.9)
Ending balance	$87,136.5	$46,539.5	$87,136.5	$46,539.5
Liquidity
Beginning balance	$3,570.6	$—	$—	$—
Other (2)	(139.2)	—	3,431.4	—
Ending balance	$3,431.4	$—	$3,431.4	$—
Total
Beginning balance	$88,589.4	$45,169.7	$45,366.3	$47,385.3
Inflows	4,565.2	3,078.0	11,282.8	8,309.2
Outflows	(4,331.0)	(2,593.4)	(10,729.7)	(12,606.4)
Net flows	234.2	484.6	553.1	(4,297.2)
Market performance	2,135.8	942.8	6,241.5	3,792.3
Other (2)	(391.5)	(57.6)	38,407.0	(340.9)
Ending balance	$90,567.9	$46,539.5	$90,567.9	$46,539.5

(1)	Includes assets under management of U.S. 1940 Act mutual funds and Undertakings for Collective Investments in Transferable Securities ("UCITS")

(2)
Represents open-end and closed-end mutual fund distributions, net of reinvestments, net flows from non-sales related activities such as asset acquisitions/(dispositions), marketable securities investments/(withdrawals), the impact on assets from the use of leverage, and the net change in assets for liquidity strategies

The following table summarizes our assets under management by asset class:

	As of September 30,		Change		% of Total
	2017	2016	$	%	2017	2016
($ in millions)
Asset Class
Equity	$43,147.9	$26,669.5	$16,478.4	61.8%	47.6%	57.3%
Fixed income	39,741.7	15,756.8	23,984.9	152.2%	43.9%	33.9%
Alternatives (1)	4,246.9	4,113.2	133.7	3.3%	4.7%	8.8%
Liquidity (2)	3,431.4	—	3,431.4	100.0%	3.8%	—%
Total	$90,567.9	$46,539.5	$44,028.4	94.6%	100.0%	100.0%

(1)	Consists of real estate securities, master-limited partnerships, option strategies and other

(2)	Represents assets under management in liquidity strategies, including open-end funds and institutional accounts

Average Assets Under Management and Average Basis Points
The following table summarizes the average management fees earned in basis points, and average assets under management:

	Three Months Ended September 30,
($ in millions, except average fee earned data which is in basis points)	Average Fees Earned		Average Assets Under Management (2)
	2017	2016	2017	2016
Products
Open-End Funds (1)	47.9	50.1	$42,080.9	$25,149.9
Closed-End Funds	66.0	65.9	6,758.1	6,853.4
Exchange Traded Funds	27.0	32.4	945.0	426.0
Retail Separate Accounts	46.6	53.2	12,345.5	7,413.6
Institutional Accounts	31.0	37.0	20,728.6	5,044.2
Structured Products	47.1	76.3	3,111.1	643.4
All Long-Term Products	44.8	51.8	85,969.2	45,530.5
Liquidity (3)	6.0	—	3,331.1	—
All Products	43.4	51.8	$89,300.3	$45,530.5

	Nine Months Ended September 30,
	Average Fees Earned		Average Assets Under Management (2)
	2017	2016	2017	2016
Products
Open-End Funds (1)	49.5	48.9	$32,296.7	$25,994.5
Closed-End Funds	66.0	65.6	6,784.6	6,555.2
Exchange Traded Funds	28.4	34.3	868.3	378.3
Retail Separate Accounts	49.7	54.8	10,317.6	7,065.7
Institutional Accounts	32.6	37.2	12,375.6	4,878.9
Structured Products	42.1	49.2	1,702.5	462.4
All Long-Term Products	47.6	50.9	64,345.3	45,335.0
Liquidity (3)	7.6	—	1,553.2	—
All Products	46.6	50.9	$65,898.5	$45,335.0

(1)	Represents assets under management of U.S. 1940 Act mutual funds and Undertakings for Collective Investments in Transferable Securities ("UCITS")

(2)	Averages are calculated as follows:
- Funds - average daily or weekly balances
- Retail Separate Accounts - prior quarter ending balance or average of month-end balances in quarter
- Institutional Accounts - average of month-end balances in quarter
(3)    Represents assets under management in liquidity strategies, including open-end funds and institutional accounts

Average fees earned represent investment management fees net of fees paid to third-party service providers for investment management related services and investment management fees earned from consolidated investment products, divided by average net assets. Open-end mutual fund, closed end fund and exchange traded fund fees are calculated based on average daily or weekly net assets. Retail separate account fees are calculated based on the end of the preceding or current quarter’s asset values or on an average of month-end balances. Institutional account fees are calculated based on an average of month-end balances or current quarter’s asset values. Structured products fees are calculated based on a combination of the underlying cash flows and the principal value of the product. Average fees earned will vary based on several factors, including the asset mix and reimbursements to funds.

The average fee rate earned for the three and nine months ended September 30, 2017 decreased by 8.4 and 4.3 basis points, respectively, compared to the same periods in the prior year, primarily due to the impact on the average fees earned as a result of the assets from the Acquired Business having a lower blended fee rate. The product categories most impacted were institutional accounts and retail separate accounts, where the additional assets were primarily in fixed income strategies. For the nine months ended September 30, 2017, the increase in average fees earned on open-end funds was primarily attributable to market appreciation and positive net flows in higher fee equity products.
Results of Operations
Summary Financial Data

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	2017 vs. 2016%		2017	2016	2017 vs. 2016%
($ in thousands)
Results of Operations
Investment management fees	$97,295	$60,398	$36,897	61.1%	$230,628	$176,234	$54,394	30.9%
Other revenues	26,380	21,926	4,454	20.3%	66,955	66,470	485	0.7%
Total revenues	123,675	82,324	41,351	50.2%	297,583	242,704	54,879	22.6%
Total operating expenses	106,886	65,786	41,100	62.5%	267,563	204,673	62,890	30.7%
Operating income (loss)	16,789	16,538	251	1.5%	30,020	38,031	(8,011)	(21.1)%
Other income (expense), net	15,268	4,891	10,377	212.2%	20,565	13,935	6,630	47.6%
Interest income (expense), net	(1,908)	1,716	(3,624)	(211.2)%	(350)	5,392	(5,742)	(106.5)%
Income (loss) before income taxes	30,149	23,145	7,004	30.3%	50,235	57,358	(7,123)	(12.4)%
Income tax expense (benefit)	9,626	6,869	2,757	40.1%	15,939	20,512	(4,573)	(22.3)%
Net income (loss)	20,523	16,276	4,247	26.1%	34,296	36,846	(2,550)	(6.9)%
Noncontrolling interests	(1,731)	(651)	(1,080)	(165.9)%	(2,782)	(770)	(2,012)	(261.3)%
Net Income (Loss) Attributable to Stockholders	18,792	15,625	3,167	20.3%	31,514	36,076	(4,562)	(12.6)%
Preferred stockholder dividends	(2,084)	—	(2,084)	(100.0)%	(6,252)	—	(6,252)	(100.0)%
Net Income (Loss) Attributable to Common Stockholders	$16,708	$15,625	$1,083	6.9%	$25,262	$36,076	$(10,814)	(30.0)%
Revenues

Revenues by source were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	2017 vs. 2016%		2017	2016	2017 vs. 2016%
($ in thousands)
Investment management fees
Funds	$63,075	$44,204	$18,871	42.7%	$156,245	$131,467	$24,778	18.8%
Retail separate accounts	14,686	10,267	4,419	43.0%	38,879	29,470	9,409	31.9%
Institutional accounts	19,030	5,927	13,103	221.1%	34,623	15,297	19,326	126.3%
Liquidity	504	—	504	100.0%	881	—	881	100.0%
Total investment management fees	97,295	60,398	36,897	61.1%	230,628	176,234	54,394	30.9%
Distribution and service fees	11,482	12,116	(634)	(5.2)%	32,704	36,761	(4,057)	(11.0)%
Administration and transfer agent fees	14,699	9,588	5,111	53.3%	33,156	29,085	4,071	14.0%
Other income and fees	199	222	(23)	(10.4)%	1,095	624	471	75.5%
Total revenues	$123,675	$82,324	$41,351	50.2%	$297,583	$242,704	$54,879	22.6%

Investment Management Fees
Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payments. Investment management fees increased by $36.9 million, or 61.1%, and $54.4 million, or 30.9%, for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year primarily due to an increase in average assets of $38.5 billion and $15.0 billion, respectively, primarily as a result of the Acquisition. Also contributing to the increase was positive market performance over the trailing four quarters. The third quarter of 2017 included approximately $32.5 million of investment management fee revenues related to the full quarter impact of the additional assets managed as a result of the Acquisition.

Distribution and Service Fees

Distribution and service fees, which are asset-based fees earned from open-end funds for marketing and distribution services, decreased by $0.6 million, or 5.2%, and $4.1 million, or 11.0%, for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year due to lower average open-end assets under management in share classes that have distribution and service fees.

Administration and Transfer Agent Fees

Administration and transfer agent fees represent fees earned for fund administration and shareholder services from our open-end mutual funds and certain of our closed-end funds. Fund administration and transfer agent fees increased by $5.1 million, or 53.3%, the three months ended June 30, 2017 and $4.1 million, or 14.0%, for the nine months ended September 30, 2017 compared to the same periods in the prior year primarily due to $4.5 million in additional administration and transfer agent fees as a result of the fund reorganization following the Acquisition, which were largely offset by higher fund expense reimbursements included in net investment management fees.

Other Income and Fees

Other income and fees primarily represent contingent sales charges earned from investor redemptions of certain shares sold without a front-end sales charge. Other income and fees were relatively flat for the three months ended September 30, 2017, compared to the same period in the prior year. Other income and fees increased $0.5 million, or 75.5%, for the nine months ended September 30, 2017, compared to the same period in the prior year, primarily due to $0.5 million in other income related to the recovery of costs from a third-party service provider during the first quarter of 2017.

Operating Expenses
Operating expenses by category were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	2017 vs. 2016%		2017	2016	2017 vs. 2016%
($ in thousands)
Operating expenses
Employment expenses	$54,159	$33,142	$21,017	63.4%	$136,792	$102,184	$34,608	33.9%
Distribution and other asset-based expenses	20,552	17,380	3,172	18.3%	51,639	52,913	(1,274)	(2.4)%
Other operating expenses	24,490	12,027	12,463	103.6%	59,067	41,056	18,011	43.9%
Restructuring and severance	1,584	1,879	(295)	(15.7)%	10,478	4,270	6,208	145.4%
Depreciation and amortization expense	6,101	1,358	4,743	349.3%	9,587	4,250	5,337	125.6%
Total operating expenses	$106,886	$65,786	$41,100	62.5%	$267,563	$204,673	$62,890	30.7%

Employment Expenses

Employment expenses consist of fixed and variable compensation and related employee benefit costs. Employment expenses for the three months ended September 30, 2017 were $54.2 million, which represented an increase of $21.0 million, or 63.4%, compared to the same period in the prior year. The increase reflected $13.6 million of employment expenses as a result of the June 1, 2017 addition of employees from the Acquisition, higher sales-based and profit-based compensation, due to a 48.3% increase in total sales and increased profits at our affiliates, and $2.3 million in incremental incentive compensation primarily related to efforts associated with the Acquisition.

Employment expenses for the nine months ended September 30, 2017 were $136.8 million, which represented an increase of $34.6 million, or 33.9%, compared to the same period in the prior year. The increase reflected $18.0 million of employment expenses as a result of the addition of employees from the Acquisition, higher sales-based and profit-based compensation, due to a 35.8% increase in total sales and increased profits at our affiliates, and $4.3 million of incremental incentive compensation primarily related to efforts associated with the Acquisition.

Distribution and Other Asset-Based Expenses

Distribution and other asset-based expenses consist primarily of payments to third-party distribution partners for providing services to investors in our funds and payments to third-party service providers for investment management-related services. These payments are primarily based on percentages of assets under management or revenues. These expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized on a straight line basis over the periods in which commissions are generally recovered from distribution fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares. Distribution and other asset-based expenses increased by $3.2 million, or 18.3%, in the three months ended September 30, 2017 as compared to the same period in the prior year primarily due increased asset based sub-transfer agent expenses related to services provided to mutual funds from the Acquisition. Distribution and other asset-based expenses decreased $1.3 million, or 2.4%, for the nine months ended September 30, 2017 compared to the same period in the prior year, primarily due to lower average open-end fund assets under management and a lower percentage of assets under management in share classes where we pay distribution expenses.

Other Operating Expenses

Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and distribution related costs, rent and occupancy expenses, operating expenses of our consolidated investment products and other miscellaneous costs. Other operating expenses for the three months ended September 30, 2017 increased by $12.5 million, or 103.6%, as compared to the same period in the prior year primarily due to $6.8 million in operating expenses of our consolidated investment products, consisting of expenses related to the issuance of a CLO in the quarter, $4.5 million of additional other operating expenses of the Acquired Business, and $1.2 million of acquisition and integration expenses, primarily comprised of professional fees.

Other operating expenses for the nine months ended September 30, 2017 increased by $18.0 million, or 43.9%, as compared to the same period in the prior year, primarily due to $8.5 million of acquisition and integration expenses, primarily comprised of professional fees, and $6.0 million in other operating expenses of the Acquired Business. Other operating expenses for the nine months ended September 30, 2017 also included $1.4 million in higher operating expenses of our consolidated investment products, primarily attributable to the addition of four consolidated investment products as a result of the Acquisition as compared to the corresponding prior year period.

Restructuring and Severance Expense

During the three months ended September 30, 2017, we incurred $1.6 million of restructuring and severance expenses comprised of $0.5 million in severance costs related to staff reductions in connection with the Acquisition and outsourcing activities, and $1.0 million in restructuring costs, related to the payment of future lease obligations and leasehold improvements write-offs for vacated office space related to the Acquisition.

During the nine months ended September 30, 2017, we incurred $10.5 million of restructuring and severance expenses, primarily comprised of $9.0 million in severance costs related to staff reductions in connection with the Acquisition and $0.4 million in severance costs related to outsourcing activities. We also incurred $1.0 million in restructuring costs related to future lease obligations and leasehold improvements write-offs for vacated office space related to the Acquisition.

Depreciation and Amortization Expense

Depreciation and amortization expense consists primarily of the straight-line depreciation of furniture, equipment and leasehold improvements, as well as the amortization of acquired investment advisory contracts, recorded as definite-lived intangible assets, both over their estimated useful lives. Depreciation and amortization expense increased by $4.7 million and $5.3 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year primarily due an increase in definite lived intangible assets as a result of the Acquisition.

Other Income (Expense), net

Other Income, net by category was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	2017 vs. 2016%		2017	2016	2017 vs. 2016%
($ in thousands)
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	$1,367	$961	$406	42.2%	$2,951	$3,584	$(633)	(17.7)%
Realized and unrealized gain (loss) of consolidated investment products, net	13,465	3,680	9,785	265.9%	16,485	9,888	6,597	66.7%
Other income (expense), net	436	250	186	74.4%	1,129	463	666	143.8%
Total Other Income (Expense), net	$15,268	$4,891	$10,377	212.2%	$20,565	$13,935	$6,630	47.6%

Realized and unrealized gain (loss) on investments, net

Realized and unrealized gain on investments, net increased during the three months ended September 30, 2017 by $0.4 million, or 42.2%, as compared to the same period in the prior year. The increase was primarily due to unrealized gains related to marketable securities in domestic equity strategies.

Realized and unrealized gain on investments, net decreased during the nine months ended September 30, 2017 by $0.6 million, or 17.7%, as compared to the same period in the prior year. The realized and unrealized gains on investments, net during the nine months ended September 30, 2017 was primarily attributable to unrealized gains on our domestic equity strategies. The realized and unrealized gains on investments, net during the nine months ended September 30, 2016 primarily consisted of a realized gain of approximately $2.9 million on the sale of one of our equity method investments.

Realized and unrealized gain (loss) of consolidated investment products, net

Realized and unrealized gains, net of our CIPs, were $13.5 million during the three months ended September 30, 2017, which primarily consisted of $14.5 million in changes on the note payable as a result of applying the measurement alternative of ASU 2014-13 partially offset by $1.0 million in realized and unrealized losses on the investments of our CIPs.

Realized and unrealized gains, net of our CIPs, were $16.5 million during the nine months ended September 30, 2017, which primarily consisted of $16.5 million in changes on the note payable as a result of applying the measurement alternative of ASU 2014-13.

Interest Income (Expense), net

Interest income (expense), net by category were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	2017 vs. 2016%		2017	2016	2017 vs. 2016%
($ in thousands)
Interest Income (Expense)
Interest expense	$(4,116)	$(128)	$(3,988)	N/M	$(8,098)	$(389)	$(7,709)	N/M
Interest and dividend income	679	221	458	207.2%	1,313	1,113	200	18.0%
Interest and dividend income of investments of consolidated investment products	17,778	5,411	12,367	228.6%	28,536	14,856	13,680	92.1%
Interest expense of consolidated investment products	(16,249)	(3,788)	(12,461)	329.0%	(22,101)	(10,188)	(11,913)	116.9%
Total Interest Income (Expense), net	$(1,908)	$1,716	$(3,624)	(211.2)%	$(350)	$5,392	$(5,742)	(106.5)%

Interest Expense

Interest expense increased $4.0 million and $7.7 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year. The increases were due to the write-off of $1.1 million in unamortized deferred financing costs as a result of the termination of our prior credit facility, $1.2 million in delayed draw fees associated with our new credit agreement, and a higher average level of debt outstanding compared to the same periods in the prior year.

Interest and Dividend Income

Interest and dividend income increased $0.5 million or 207.2% and $0.2 million or 18.0% for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year. The increases were primarily due to a higher dividend paying marketable securities during the three months ended September 30, 2017, compared to the same periods in the prior year.

Interest and Dividend Income of Investments of Consolidated Investment Products

Interest and dividend income of investments of CIPs increased $12.4 million and $13.7 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year. The increases were primarily due to a higher balance of our investments of CIPs during the three and nine months ended September 30, 2017 compared to the same periods in the prior year.

Interest Expense of Consolidated Investment Products

Interest expense of CIPs represents interest expense on the notes payable of the CIPs. Interest expense of CIPs increased by $12.5 million, or 329.0%, and $11.9 million, or 116.9%, for the three and six months ended September 30, 2017, respectively, primarily due to higher average debt balances for our consolidated investment products for the three and nine months ended September 30, 2017 as compared to the same periods in the prior year.

Income Tax Expense (Benefit)

The provision for income taxes reflects U.S. federal, state and local taxes at an estimated effective tax rate of 31.7% and 35.8% for the nine months ended September 30, 2017 and 2016, respectively. The decrease in the estimated effective tax rate was primarily due to a decrease in the valuation allowances related to market adjustments on the Company's marketable securities, as well as an increase in the valuation allowance associated with net operating losses that could expire before being utilized.

Liquidity and Capital Resources
Certain Financial Data
The following table summarizes certain inancial data relating to our liquidity and capital resources:

	September 30, 2017	December 31, 2016	Change
			2017 vs. 2016%
($ in thousands)
Balance Sheet Data
Cash and cash equivalents	$164,867	$64,588	$100,279	155.3%
Investments	96,752	89,371	7,381	8.3%
Contingent consideration	51,690	—	51,690	100.0%
Debt	248,540	30,000	218,540	728.5%
Total equity	584,187	321,673	262,514	81.6%

	Nine Months Ended September 30,		Change
	2017	2016	2017 vs. 2016%
($ in thousands)
Cash Flow Data
Provided by (Used In):
Operating Activities	$(103,783)	$(1,130)	$(102,653)	9,084.3%
Investing Activities	(389,417)	4,609	(394,026)	(8,549.1)%
Financing Activities	796,576	78,410	718,166	915.9%

Overview

At September 30, 2017, we had $164.9 million of cash and cash equivalents and $75.7 million of investments in marketable securities compared to $64.6 million and $74.9 million, respectively, at December 31, 2016. At September 30, 2017, we had $260.0 million oustanding under our seven-year term debt ("Term Loan") and no outstanding borrowings under our $100.0 million revolving credit facility (the "Credit Facility"). Our credit agreement contains a net leverage ratio covenant, defined as net debt divided by EBITDA, set at 2.5:1, as of September 30, 2017 with scheduled reductions to 1.75:1 through December 31, 2018 and thereafter. As of September 30, 2017, we had $146.8 million of net debt, when including the $51.7 million of contingent consideration, which resulted in a net leverage ratio of 0.9:1.0 as of September 30, 2017.

During the nine months ended September 30, 2017, we issued 1,046,500 shares of common stock and 1,150,000 shares of 7.25% mandatory convertible preferred stock ("MCPS") in public offerings for net proceeds of $220.5 million, after underwriting discounts, commissions and other offering expenses. We used the net proceeds of these offerings, together with cash on hand, 213,699 shares of our common stock, proceeds from the sale of investments and net borrowings of approximately $244.1 million from the new credit agreement, as described below, to finance the Acquisition and pay related fees and expenses.

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

In addition to the capital used for operating activities, other uses of cash will include (i) payment of contingent consideration, (ii) integration costs, including severance, related to the Acquisition, (iii) investments in our organic growth, including our distribution efforts and launches of new products, (iv) seeding of new investments, including sponsoring CLO issuances from our affiliated managers, (v) interest and principal payments on debt outstanding, (vi) dividend payments to preferred and common stockholders, (vii) investments in our infrastructure and (viii) investments in inorganic growth opportunities as they arise. Although we continuously monitor working capital to ensure adequate resources are available for near-term liquidity requirements, our liquidity could be impacted by contingencies, as described in Note 14 of our consolidated financial statements.

Capital and Reserve Requirements

We operate two broker-dealer subsidiaries registered with the SEC which are subject to certain rules regarding minimum net capital. The broker-dealers are required to maintain a ratio of “aggregate indebtedness” to “net capital,” as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us including additional reporting requirements, a lower required ratio of aggregate indebtedness to net capital or interruption of our business. At both September 30, 2017 and December 31, 2016, the ratio of aggregate indebtedness to net capital of our broker-dealers was below the maximum allowed, and net capital was significantly greater than the required minimum.

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

Operating Cash Flow

Net cash used in operating activities of $103.8 million for the nine months ended September 30, 2017 increased by $102.7 million from net cash used by operating activities of $1.1 million for the same period in the prior year primary due to an increase in net purchases of investments of our consolidated investment products.

Investing Cash Flow

Net cash used in investing activities consists primarily of capital expenditures and other investing activities related to our investing activities. Net cash used in investing activities of $389.4 million for the nine months ended September 30, 2017 increased by $394.0 million from net cash provided by investing activities of $4.6 million in the same period for the prior year. The primary investing activities for the nine months ended September 30, 2017 was $393.4 million of net cash used for the Acquisition.

Financing Cash Flow

Cash flows provided by financing activities consist primarily of the issuance of common and preferred stock, return of capital through repurchases of common shares, dividends, withholding obligations for the net share settlement of employee share transactions, and contributions to noncontrolling interests related to our consolidated investment products. Net cash provided by financing activities increased $718.2 million to $796.6 million for the nine months ended September 30, 2017 as compared to $78.4 million for the nine months ended September 30, 2016. The primary reason for the increase was due to cash raised of $220.5 million related to the issuance of preferred stock and common stock, net of issuance costs paid, $244.1 million in term loan borrowings, net of issuance costs paid, and $369.0 million in net borrowings of our consolidated investment products. These financing cash inflows were partially offset by the repayments of $30.0 million on our terminated credit facility.

Credit Agreement

On June 1, 2017, in a connection with the Acquisition, the Company entered into a new credit agreement ("Credit Agreement") comprised of (1) $260.0 million of seven-year term debt ("Term Loan") and (2) a $100.0 million five-year revolving credit facility ("Credit Facility"). Additionally, as a result of the Credit Agreement, the Company's previous revolving credit facility and December 16, 2016 debt financing commitment were terminated. During the nine months ended September 30, 2017, the Company expensed approximately $1.1 million of unamortized deferred financing costs related to the previous senior unsecured revolving credit facility. The Company borrowed the full $260.0 million under the Term Loan on June 1, 2017 to fund a portion of the purchase price of the Acquisition, and at September 30, 2017, $260.0 million was outstanding.

Amounts outstanding under the Credit Agreement for the Term Loan and the Credit Facility bear interest at an annual rate equal to, at the option of the Company, either (i) LIBOR (adjusted for reserves) for interest periods of one, two, three or six months (or, solely in the case of the Credit Facility, if agreed to by each relevant Lender, twelve months or periods less than one month), subject to a “floor” of 0% for the Credit Facility and 0.75% for the Term Loan, or (ii) an alternate base rate, in either case plus an applicable margin. The applicable margins are set initially at 3.75%, in the case of LIBOR-based loans, and 2.75%, in the case of alternate base rate loans, and will range from 3.50% to 3.75%, in the case of LIBOR-based loans, and 2.50% to 2.75%, in the case of alternate base rate loans, based on the secured net leverage ratio of the Company as of the last day of the preceding fiscal quarter. Interest is payable on the last day of each interest period with respect to LIBOR-based loans, but at least at three-month intervals, and quarterly in arrears with respect to alternate base rate loans (but, in the case of LIBOR-based loans with an interest period of more than three months).

The obligations of the Company under the Credit Agreement are guaranteed by certain of its subsidiaries (the “Guarantors”) and secured by substantially all of the assets of the Company and the Guarantors, subject to customary exceptions. The Credit Agreement contains customary affirmative and negative covenants, including covenants that affect, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, merge or dissolve, make investments, dispose of assets, engage in sale and leaseback transactions, purchase of shares of our common stock, make distributions and dividends and pre-payments of junior indebtedness, engage in transactions with affiliates, enter into restrictive agreements, amend documentation governing junior indebtedness, modify its fiscal year, or modify its organizational documents, subject to customary exceptions, thresholds, qualifications and “baskets.” In addition, the Credit Agreement contains a financial maintenance covenant, requiring a maximum leverage ratio, as of the last day of each of the trailing four fiscal quarter periods, of no greater than the levels set forth in the Credit Agreement.

At any time, upon timely notice, the Company may terminate the Credit Agreement in full, reduce the commitment under the Credit Facility in minimum specified increments, or prepay the Term Loan in whole or in part, subject to the payment of breakage fees with respect to LIBOR-based loans and, in the case of any Term Loans that are prepaid in connection with a “repricing transaction” occurring within the six-month period following the closing date, a 1.00% premium.

Term Loan

The Term Loan, which was priced on March 2, 2017, had a delayed draw fee of $1.2 million between March 2, 2017 and the closing date of June 1, 2017. The Term Loan amortizes at the rate of 1.00% per annum payable in equal quarterly installments and will be mandatorily repaid with: (a) 50% of the Company’s excess cash flow on an annual basis, beginning with the fiscal year ended December 31, 2018, stepping down to 25% if the Company’s secured net leverage ratio declines below 1.0, and further stepping down to 0% if the Company’s secured net leverage ratio declines below 0.5; (b) the net proceeds of certain asset sales, casualty or condemnation events, subject to customary reinvestment rights; and (c) the proceeds of any indebtedness incurred other than indebtedness permitted to be incurred by the Credit Agreement.

Credit Facility

At September 30, 2017, no amounts were outstanding under the Credit Facility. The Company has the right, subject to customary conditions specified in the Credit Agreement, to request additional revolving credit facility commitments and additional term loans to be made under the Credit Agreement up to an aggregate amount equal to the sum of (x) $75.0 million and (y) an amount subject to a pro forma secured net leverage ratio of the Company of no greater than 1.75 to 1.00.

Under the terms of the Credit Agreement, the Company is required to pay a quarterly commitment fee on the average unused amount of the Credit Facility, which fee is initially set at 0.50% and will, following the first delivery of certain financial reports required under the Credit Agreement, range from 0.375% to 0.50%, based on the secured net leverage ratio of the Company as of the last day of the preceding fiscal quarter, as reflected in such financial reports.

Contractual Obligations

Except for borrowings under our Credit Agreement and notes payable of consolidated investment products acquired as part of the Acquisition as previously discussed in our Form 10-Q for the quarterly period ended June 30, 2017, there have been no material changes outside of the ordinary course of business in our contractual obligations since December 31, 2016 as disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2016.

Critical Accounting Policies and Estimates

Our financial statements and the accompanying notes are prepared in accordance with generally accepted accounting principles generally accepted in the United States of America, which require the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our 2016 Annual Report on Form 10-K. There were no changes in our critical accounting policies in the three months ended September 30, 2017.

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
We are also subject to market risk due to a decline in the market value of our investments, which consist of marketable securities, other investments and the Company’s net interests in consolidated investment products. The following table summarizes the impact of a 10% increase or decrease in the fair values of these financial instruments:

	September 30, 2017
$ in thousands	Fair Value	10% Change

Marketable Securities - Available for Sale (a)	$3,896	$390
Marketable Securities - Trading (b)	71,806	7,181
Other Investments (b)	2,741	274
Company's net interests in Consolidated Investment Products (c)	123,629	12,363
Total Investments subject to Market Risk	$202,072	$20,208

(a)
Any gains or losses arising from changes in the fair value of available-for-sale investments are recognized in accumulated other comprehensive income, net of tax, until the investment is sold or otherwise disposed of, or if the investment is determined to be other-than-temporarily impaired, at which time the cumulative gain or loss previously reported in equity is included in income. The Company evaluates the carrying value of investments for impairment on a quarterly basis. In its impairment analysis, the Company takes into consideration numerous criteria, including the duration and extent of any decline in fair value and the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value. If the decline in value is determined to be other-than-temporary, the carrying value of the security is generally written down to fair value through the Condensed Consolidated Statement of Operations. If such a 10% increase or decrease in fair value were to occur, it would not result in an other-than-temporary impairment charge that would be material to the Company's pre-tax earnings.

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

Interest Rate Risk
Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. At September 30, 2017, we were exposed to interest rate risk as a result of approximately $157.0 million in investments we have in fixed and floating rate income funds/products in which we have invested and which includes our net interests in consolidated investment products. We considered a hypothetical 100 basis point change in interest rates and determined that the fair value of our fixed income investments could change by an estimated $1.1 million.
At September 30, 2017, we had $260.0 million outstanding under our Term Loan and no amounts outstanding under our Credit Facility. Amounts outstanding under the Credit Agreement bear interest at an annual rate equal to, at the option of the Company, either LIBOR (adjusted for reserves) for interest periods of one, two, three or six months (or, solely in the case of the revolving credit facility, if agreed to by each relevant Lender, twelve months or periods less than one month) (subject to a “floor” of 0% in the case of the revolving credit facility and 0.75% in the case of the term loan) or an alternate base rate, in either case plus an applicable margin. The applicable margins are initially set at 3.75%, in the case of LIBOR-based loans, and 2.75%, in the case of alternate base rate loans and will, following the first delivery of certain financial reports required under the credit agreement, range from 3.50% to 3.75%, in the case of LIBOR-based loans, and 2.50% to 2.75%, in the case of alternate base rate loans, based on the secured net leverage ratio of the Company as of the last day of the preceding fiscal quarter, as reflected in such financial reports.
     At September 30, 2017, we had $1,455.9 million outstanding of notes payable of our consolidated investment products. The notes bear interest at annual rates equal to the average LIBOR rate for interest periods of three months and six months plus, in each case, an applicable margin, that ranges from 1.00% to 8.75%.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management's evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls of RidgeWorth acquired by the Company on June 1, 2017, from its evaluation of the effectiveness of the Company's disclosure controls and procedures. RidgeWorth represented approximately 69.3% of the Company's consolidated total assets and 26.3% of the Company's consolidated total revenues as of and for the quarter ended September 30, 2017.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q.

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

In re Virtus Investment Partners, Inc. Securities Litigation; formerly Tom Cummins v. Virtus Investment Partners Inc.
et al

On February 20, 2015, a putative class action complaint alleging violations of certain provisions of the federal securities laws was filed by an individual shareholder against the Company and certain of the Company’s current officers (the “defendants”) in the United States District Court for the Southern District of New York (the "Court"). On April 21, 2015, three plaintiffs, including the original plaintiff, filed motions to be appointed lead plaintiffs and, on June 9, 2015, the Court appointed Arkansas Teachers Retirement System lead plaintiff. On August 21, 2015, the plaintiff filed a Consolidated Class Action Complaint (the “Consolidated Complaint”) amending the originally filed complaint, which was purportedly filed on behalf of all purchasers of the Company’s common stock between January 25, 2013 and May 11, 2015 (the “Class Period”). The Consolidated Complaint alleges that, during the Class Period, the defendants disseminated materially false and misleading statements and concealed material adverse facts relating to certain funds formerly subadvised by F-Squared Investments Inc. ("F-Squared"). The Consolidated Complaint alleges claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5. The plaintiff seeks to recover unspecified damages. A motion to dismiss the Consolidated Complaint was filed on behalf of the Company and the other defendants on October 21, 2015. On July 1, 2016, the Court entered an opinion and order granting in part, and denying in part, the motion to dismiss, narrowing Plaintiff's claims under Sections 10(b) and 20(a) of the Exchange Act and dismissing one of the defendants from the suit. The remaining defendants' Answer to the Consolidated Complaint was filed on August 5, 2016. Plaintiff's motion for class certification was granted on May 15, 2017. Discovery has since been completed. On October 6, 2017, defendants moved for summary judgment, and briefing on that motion is expected to be completed on December 21, 2017. The Company believes that the suit is without merit and intends to defend it vigorously. The Company believes that there is not a material loss that is probable and reasonably estimable related to this claim.

Mark Youngers v. Virtus Investment Partners, Inc. et al

On May 8, 2015, a putative class action complaint alleging violations of certain provisions of the federal securities laws was filed in the United States District Court for the Central District of California (the "District Court") by an individual who alleges he is a former shareholder of one of the Virtus mutual funds formerly subadvised by F-Squared and formerly known as the AlphaSector Funds. The complaint alleges claims against the Company, certain of the Company’s officers and affiliates, and certain other parties (the “defendants”). The complaint was purportedly filed on behalf of purchasers of the AlphaSector Funds between May 8, 2010 and December 22, 2014, inclusive (the “Class Period”). The complaint alleges that, during the Class Period, the defendants disseminated materially false and misleading statements and concealed or omitted material facts necessary to make the statements made not misleading. On June 7, 2015, a group of three individuals, including the original plaintiff, filed a motion to be appointed lead plaintiff, and on July 27, 2015, the District Court appointed movants as lead plaintiff. On October 1, 2015, the plaintiffs filed a First Amended Class Action Complaint which, among other things, added a derivative claim for breach of fiduciary duty on behalf of Virtus Opportunities Trust. On October 19, 2015, the District Court entered an order transferring the action to the Southern District of New York (the "Court"). On January 4, 2016, the Plaintiffs filed a Second Amended Complaint. A motion to dismiss was filed on behalf of the Company and affiliated defendants on February 1, 2016. On July 1, 2016, the Court entered an opinion and order granting in part, and denying in part, the motion to dismiss. The Court dismissed four causes of action entirely and a fifth cause of action with respect to a portion of the Class Period. The Court also dismissed all claims against ten defendants named in the Complaint. The Court held that the Plaintiffs may pursue certain securities claims under Sections 10(b) and 20(a) of the Exchange Act and Section 12 of the Securities Act of 1933. The remaining defendants filed an Answer to the Second Amended Complaint on August 5, 2016. A Stipulation of Voluntary Dismissal of the claim under Section 12 of the Securities Act was filed on September 15, 2016. The defendants filed a motion to certify an interlocutory appeal of the July 1, 2016 order to the Court of Appeals for the Second Circuit on August 26, 2016. The motion was denied on January 6, 2017. Plaintiff's motion for class certification was denied on May 15, 2017. On July 28, 2017 Plaintiffs filed a motion seeking leave to amend their complaint to address deficiencies identified by the Court in its orders dismissing, in part, plaintiffs' Second Amended Complaint and denying class certification. Briefing on that motion was completed, and a hearing was held on September 7, 2017, where the court reserved decision. The Company believes that the suit has no basis in law or fact and intends to defend it vigorously. The Company believes that there is not a material loss that is probable and reasonably estimable related to this claim.

Item 1A.    Risk Factors

The reader should carefully consider, in connection with the other information in this report, the Company’s risk factors previously reported in our 2016 Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

As of September 30, 2017, 3,430,045 shares of our common stock have been authorized to be repurchased under a share repurchase program approved by our Board of Directors, and 133,756 shares remain available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

The following table sets forth information regarding our share repurchases in each month during the quarter ended September 30, 2017:

Month	Total number of shares repurchased	Average price paid per share (1)	Total number of shares repurchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be repurchased under the plans or programs (2)
July 1-31, 2017	—	—	—	200,000
August 1-31, 2017	—	—	—	200,000
September 1-30, 2017	66,244	$113.21	66,244	133,756
Total	66,244		66,244

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

101
The following information formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2017 and 2016, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2017 and 2016 and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 6, 2017

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)