Form 10-K
period 2017-12-31
VIRTUS INVESTMENT PARTNERS, INC.
filed 2018-02-27
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes    ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold (based on the closing share price as quoted on the NASDAQ Global Market) as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $774,000,000. For purposes of this calculation, shares of common stock held or controlled by executive officers and directors of the registrant have been treated as shares held by affiliates.
There were 7,171,300 shares of the registrant’s common stock outstanding on February 14, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement which will be filed with the SEC in connection with the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Virtus Investment Partners, Inc.
Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2017

“We,” “us,” “our,” the “Company” and “Virtus,” as used in this Annual Report on Form 10-K (“Annual Report”), refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I

Item 1.	Business.
Organization
Virtus Investment Partners, Inc. (the “Company”), a Delaware corporation, commenced operations on November 1, 1995 through a reverse merger of the investment management subsidiary of Phoenix Life Insurance Company ("Phoenix") with Duff & Phelps Corporation. The Company was a majority-owned subsidiary of Phoenix from 1995 to 2001 and a wholly owned subsidiary from 2001 until 2008. On December 31, 2008, Phoenix distributed 100% of Virtus common stock to Phoenix stockholders in a spin-off transaction.
On June 1, 2017, the Company acquired RidgeWorth Investments ("RidgeWorth," the "Acquisition," or the "Acquired Business"), which provided investment management services through its affiliated managers to clients in North America, Europe and Asia. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the Acquisition.
Our Business
We provide investment management and related services to individuals and institutions. We use a multi-manager, multi-style approach, offering investment strategies from affiliated managers and unaffiliated subadvisers, each having its own distinct investment style, autonomous investment process and individual brand. By offering a broad array of products, we believe we can appeal to a greater number of investors and have offerings across market cycles and through changes in investor preferences.

We offer investment strategies for individual and institutional investors in different product structures and through multiple distribution channels. Our retail products include retail and variable insurance mutual funds ("retail mutual funds"), Undertakings for Collective Investments in Transferable Securities ("UCITS" and collectively with retail mutual funds the "Open-end funds"), closed-end funds, exchange traded funds ("ETFs") and separate accounts. For certain of our open-end mutual funds and ETFs, we employ unaffiliated subadvisers to provide investment services. We market our retail funds and UCITS through financial intermediaries. Our closed-end funds and ETFs trade on exchanges such as the New York Stock Exchange and NASDAQ. Our variable insurance funds are available as investment options in variable annuities and life insurance products distributed by life insurance companies. Retail separate accounts are available in intermediary programs, sponsored and distributed by unaffiliated brokerage firms, and private client accounts, offered to the high net-worth clients of one of our affiliated managers. Our institutional products include separate accounts for corporations, multi-employer retirement funds, public employee retirement systems, foundations and endowments as well as subadvisory services to unaffiliated mutual funds and collateral manager services for sponsored structured finance products.

Our earnings are primarily driven by asset-based fees charged for services relating to these products including investment management, fund administration, distribution and shareholder services. These fees are based on a percentage of assets under management (“AUM”) and are calculated using daily or weekly average assets, quarter-end assets, or average month-end assets depending on the product.

Our Investment Managers

We provide investment management services through our investment managers who are registered under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). The investment managers are responsible for portfolio management activities for our retail and institutional products operating under advisory or subadvisory agreements. We provide our affiliated managers with distribution, operational and administrative support, thereby allowing each manager to focus primarily on investment management. We also engage select unaffiliated managers for certain of our retail and exchange traded funds. We monitor our managers’ services by assessing their performance, style, consistency and the discipline with which they apply their investment process.

Our affiliated investment managers and their respective assets under management, styles and strategies are as follows:

Ceredex Value Advisors LLC provides investment management services to mutual funds and institutional investors and specializes in value-oriented strategies in large-, mid-, and small-cap equities. As of December 31, 2017, Ceredex had $10.1 billion in assets under management.

Duff & Phelps Investment Management Co. provides investment management services to mutual funds and institutional investors and specializes in equity income strategies investing in global listed infrastructure, U.S. and global real estate, energy, and international equities as well as MLPs. As of December 31, 2017, Duff & Phelps had $10.3 billion in assets under management.

Kayne Anderson Rudnick Investment Management, LLC provides investment management and wealth advisory solutions to mutual funds, institutional investors, financial intermediaries and high-net-worth individuals specializing in quality-oriented equity strategies across market capitalizations from small to large cap and in global, international and emerging strategies. As of December 31, 2017, Kayne had $18.8 billion in assets under management.

Newfleet Asset Management, LLC provides fixed income investment management services to mutual funds and institutional investors, specializing in multi-sector, enhanced core strategies and dedicated sector strategies such as bank loans and high yield. As of December 31, 2017, Newfleet Asset Management had $11.8 billion in assets under management.

Rampart Investment Management Company, LLC provides quantitative and options related portfolio management services to mutual funds, institutional investors and intermediaries. As of December 31, 2017, Rampart had $1.8 billion in assets under management.

Seix Investment Advisors, LLC provides fixed income portfolio management services to mutual funds, institutional and individual client accounts using high yield, investment grade taxable and tax-exempt, leveraged loans, and multi-sector strategies. As of December 31, 2017, Seix had $24.9 billion in assets under management.

Silvant Capital Management LLC provides investment management services to mutual funds and institutional investors and specializes in growth equity strategies, including large cap growth, concentrated large cap growth, large cap core growth, and small cap growth. As of December 31, 2017, Silvant had $1.1 billion in assets under management.

As of December 31, 2017, $11.0 billion in assets under management were managed by unaffiliated managers.

Our Investment Products
Our assets under management are in open-end funds (U.S. 1940 Act mutual funds and UCITS), closed-end funds, exchange traded funds, retail separate accounts (intermediary sponsored and private client), institutional accounts, and structured products.

Assets Under Management by Product as of
December 31, 2017
($ in billions)

Fund assets
Open-end funds	$43.1
Closed-end funds	6.7
Exchange traded funds	1.0
Retail separate accounts	13.9
Institutional accounts	20.8
Structured products	3.3
Total Long-Term	88.8
Liquidity (1)	2.1
Total Assets Under Management	$91.0

(1) Represents assets under management in liquidity strategies, including open-end funds and institutional accounts.

Open-End Funds

As of December 31, 2017, we managed 88 open-end funds in U.S. 1940 Act mutual funds and UCITS, with total assets of $43.1 billion. Our open-end mutual funds are offered in a variety of asset classes (domestic and international equity, taxable and non-taxable fixed income, and alternative investments), market capitalizations (large, mid and small), styles (growth, blend and value) and investment approaches (fundamental, quantitative and thematic). Our Ireland domiciled UCITS are offered in select investment strategies to non-U.S. investors.

Summary information about our open-end funds as of December 31, 2017 is as follows:

Fund Type	Number of Funds Offered	Total Assets	Advisory Fee Range (1)
		($ in millions)	(%)
Fixed Income	28	$18,171.9	1.85-0.21
US Equity	23	11,370.6	1.15-0.40
International/Global Equity	12	11,250.1	1.20-0.65
Alternatives	8	1,393.1	1.30-0.55
Asset Allocation	17	891.9	1.00-0.30
Total Open-End Funds	88	$43,077.6

(1)
Percentage of average daily net assets of each fund. The percentages listed represent the range of management advisory fees paid by the funds, from the highest to the lowest. The range indicated includes the impact of breakpoints at which management advisory fees for certain of the funds in each fund type decrease as assets in the funds increase. Subadvisory fees paid on funds managed by unaffiliated subadvisers are not reflected in the percentages listed.

Closed-End Funds

We managed the following eight closed-end funds as of December 31, 2017, each of which is traded on the New York Stock Exchange, with total assets of $6.7 billion:

Fund Type/Name	Assets	Advisory Fee
	($ in millions)%
Balanced
DNP Select Income Fund Inc.	$3,824.3	0.60-0.50	(1)
Virtus Global Dividend & Income Fund Inc.	439.2	0.70	(2)
Virtus Total Return Fund	395.7	0.85	(2)
Equity
Duff & Phelps Global Utility Income Fund Inc.	926.9	1.00	(1)
Alternatives
Duff & Phelps Select Energy MLP Fund	237.8	1.00	(2)
Fixed Income
Duff & Phelps Utility and Corporate Bond Trust Inc.	380.0	0.50	(1)
Virtus Global Multi-Sector Income Fund	263.1	0.95	(2)
DTF Tax-Free Income Inc.	199.2	0.50	(1)
Total Closed-End Funds	$6,666.2

(1)	Percentage of average weekly net assets. A range indicates that the fund has breakpoints at which management advisory fees decrease as assets in the fund increase.

(2)	Percentage of average daily net assets of each fund.

Exchange Traded Funds

We managed the following 12 exchange traded funds with total assets under management of $1.0 billion at December 31, 2017:

Fund Name	Assets	Advisory Fee (1)
	($ in millions)%
Infracap MLP ETF	$614.6	0.075
Virtus Newfleet Multi-Sector Unconstrained Bond ETF	160.1	0.700
Virtus Newfleet Dynamic Credit ETF	105.0	0.550
Virtus LifeSci Biotech Products ETF	38.5	0.075
Virtus LifeSci Biotech Clinical Trials ETF	31.2	0.075
Virtus Cumberland Municipal Bond ETF	22.9	0.490
InfraCap REIT Preferred ETF	17.9	0.075
Virtus Glovista Emerging Markets ETF	15.0	0.680
iSectors Post-MPT Growth ETF	13.6	0.125
Reaves Utilities ETF	13.0	0.075
Virtus WMC Global Factor Opportunities ETF	5.1	0.550
Virtus Enhanced Short U.S. Equity ETF	2.3	0.490
	$1,039.2
(1)    Percentage of average daily net assets of each fund. Subadvisory fees paid on funds managed by unaffiliated subadvisers are not reflected in the percentages listed.

Retail Separate Accounts

Intermediary-Sold Managed Accounts

Intermediary-sold managed accounts are individual investment accounts that are primarily contracted through intermediaries as part of investment programs offered to retail investors.  At December 31, 2017, the Company had $10.3 billion of intermediary-sold managed accounts

High Net Worth Accounts

High net worth accounts are investment accounts offered by our affiliate, Kayne Anderson Rudnick, directly to individual investors.  Kayne Anderson Rudnick employs a staff of financial advisors who provide investment advisory services through both affiliated and unaffiliated investment managers.  As of December 31, 2017, Kayne Anderson managed $3.7 billion of assets in high net worth accounts.

Institutional Accounts

We offer a variety of equity and fixed income strategies to institutional clients, including corporations, multi-employer retirement funds, public employee retirement systems, foundations and endowments as well as subadvisory services to unaffiliated mutual funds. Our institutional assets under management totaled $20.8 billion as of December 31, 2017.

Structured Products

We act as collateral manager for structured finance products, that primarily consist of collateralized loan obligations ("CLOs"). As of December 31, 2017, we managed $3.3 billion in structured finance products.

Our Investment Management, Administration and Shareholder Services
Our investment management fees, administration fees and shareholder service fees earned in each of the last three years were as follows:

	Years Ended December 31,
	2017	2016	2015
($ in thousands)
Investment management fees
Open-end funds	$175,260	$129,542	$163,243
Closed-end funds	44,687	43,342	46,328
Exchange traded funds	2,315	1,273	423
Retail separate accounts	54,252	40,155	37,296
Institutional accounts	46,600	18,707	16,643
Structured products	6,302	2,211	932
Liquidity products	1,659	—	—
Total investment management fees	331,075	235,230	264,865
Administration fees	34,413	26,997	33,981
Shareholder service fees	14,583	11,264	14,266
Total	$380,071	$273,491	$313,112

Investment Management Fees

We provide investment management services pursuant to investment management agreements through our affiliated investment advisers (each an “Adviser”). With respect to our funds, the Adviser provides overall management services to a fund, subject to supervision by the fund’s board of directors, pursuant to agreements that must be approved annually by each fund’s board of directors and which may be terminated without penalty upon written notice, or automatically, in certain situations, such as a “change in control” of the Adviser. We earn fees based on each fund’s average daily or weekly net assets with most fee schedules providing for rate declines or “breakpoints” as asset levels increase to certain thresholds. For funds managed by subadvisers, the agreement provides that the subadviser manage the day-to-day investment management of the fund’s portfolio and receive a management fee from the Adviser based on the percentage of average daily net assets in the funds they subadvise or a percentage of the Adviser’s management fee. Each fund bears all expenses associated with its operations. In some cases, to the extent total fund expenses exceed a specified percentage of a fund’s average net assets, the Adviser has agreed to reimburse the funds for such excess expenses. For certain of our exchange traded funds managed by unaffiliated subadvisers, the subadviser has agreed to pay the fund’s operating expenses.
For retail separate accounts and institutional accounts, fees are negotiated and based primarily on asset size, portfolio complexity and individual client requests. Fees for structured finance products, for which we act as the collateral manager, consist of senior, subordinated and, in certain instances, incentive management fees. Senior and subordinated management fees are calculated at a contractual fee rate applied against the end of the preceding quarter par value of the total collateral being managed with subordinated fees being recognized only after certain portfolio criteria are met. Incentive fees on certain of our CLOs are typically 20% of the excess cash flows available to holders of the subordinated notes, above a threshold level internal rate of return.

Administration Fees

We provide various administrative fund services to our open-end funds and certain of our closed-end funds. We earn fees based on each fund’s average daily or weekly net assets. These services include: record keeping, preparing and filing documents required to comply with securities laws, legal administration and compliance services, customer service, supervision of the activities of the funds’ service providers, tax services and treasury services as well as providing office space, equipment and personnel that may be necessary for managing and administering the business affairs of the funds.

Shareholder Service Fees

We provide shareholder services to our open-end mutual funds. We earn fees based on each fund’s average daily net assets. Shareholder services include maintaining shareholder accounts, processing shareholder transactions, preparing filings and performing necessary reporting, among other things. We engage third-party service providers to perform certain aspects of the shareholder services.

Our Distribution Services

We distribute our open-end funds and ETFs through financial intermediaries. We have broad access in the retail market, with distribution partners that include national and regional broker-dealers and independent financial advisory firms. Our sales efforts are supported by regional sales professionals, a national account relationship group, and a separate team for retirement and insurance products.

Our retail separate accounts are distributed through financial intermediaries and directly by teams at our affiliated managers. Our institutional services are marketed through relationships with consultants as well as directly to clients. We target key market segments, including foundations and endowments, corporate, public and private pension plans, and offer subadvisory services to unaffiliated mutual funds.

Our Broker-Dealer Services

We operate two broker-dealers that are registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are members of the Financial Industry Regulatory Authority (“FINRA”). They serve as principal underwriters and distributors of our open-end mutual funds and ETFs. Our broker-dealers are subject to the Securities and Exchange Commission’s (“SEC”) net capital rule designed to enforce minimum standards regarding the general financial condition and liquidity of broker-dealers.
Open-end mutual fund shares and UCITS fund shares are distributed by VP Distributors, LLC ("VPD") under sales agreements with unaffiliated financial intermediaries. VPD also markets advisory services to sponsors of retail separate accounts. ETF Distributors, LLC (“ETFD”) serves as the principal underwriter and distributor of our ETFs.

Our Competition
We face significant competition from a wide variety of financial institutions, including other investment management companies, as well as from proprietary products offered by our distribution partners such as banks, broker-dealers and financial planning firms. Competition in our businesses is based on several factors including investment performance, fees charged, access to distribution channels and service to financial advisers and their clients. Our competitors, many of which are larger than us, often offer similar products and use similar distribution sources and may also offer less expensive products, have greater access to key distribution channels, and have greater resources than we do.
Our Regulatory Matters
We are subject to regulation by the SEC, FINRA and other federal and state agencies and self-regulatory organizations. Each affiliated manager and unaffiliated subadviser is registered with the SEC under the Investment Advisers Act. Each open-end mutual fund, closed-end fund and ETF is registered with the SEC under the Investment Company Act of 1940 (the “Investment Company Act”). Our UCITs are subject to regulation by the Central Bank of Ireland (“CBI”), and the funds and each investment manager and sub-investment manager to the UCITs are registered with the CBI.
The financial services industry is highly regulated, and failure to comply with related laws and regulations can result in the revocation of registrations, the imposition of censures or fines, and the suspension or expulsion of a firm and/or its employees from the industry. All of our U.S.-domiciled open-end mutual funds are currently available-for-sale and are qualified in all 50 states, Washington, D.C., Puerto Rico, Guam and the U.S. Virgin Islands. Our Global Funds are sold through financial intermediaries to investors who are not citizens of or residents of the United States. Most aspects of our investment management business, including the business of the unaffiliated subadvisers, are subject to various U.S. federal and state laws and regulations.
Our officers, directors and employees may, from time to time, own securities that are also held by one or more of our funds. Our internal policies with respect to personal investments are established pursuant to the provisions of the Investment Company Act and/or the Investment Advisers Act. Employees, officers and directors who, in the function of their responsibilities to us, meet the requirements of the Investment Company Act, Investment Advisers Act and/or FINRA regulations must disclose personal securities holdings and trading activity. Employees, officers and directors with investment discretion or access to investment decisions are subject to additional restrictions with respect to the pre-clearance of the purchase or sale of securities over which they have investment discretion or beneficial interest. Other restrictions are imposed upon supervised persons with respect to personal transactions in securities that are held, recently sold, or contemplated for purchase by our mutual funds. All supervised persons are required to report holdings and transactions on an annual and quarterly basis pursuant to the provisions of the Investment Company Act and Investment Advisers Act. In addition, certain transactions are restricted so as to avoid the possibility of improper use of information relating to the management of client accounts.

Our Employees
As of December 31, 2017, we had 543 full-time equivalent employees. None of our employees are represented by a union.
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
A copy of our Corporate Governance Principles, our Code of Conduct and the charters of our Audit Committee, Compensation Committee, Governance Committee and Risk and Finance Committee are posted under “Corporate Governance” in the Investor Relations section of our website, www.virtus.com, and are available in print to any person who requests copies by contacting Investor Relations by email to: investor.relations@virtus.com or by mail to Virtus Investment Partners, Inc., c/o Investor Relations, 100 Pearl Street, Hartford, CT 06103. Information contained on the website is not incorporated by reference or otherwise considered part of this document.

Item 1A.	Risk Factors.
This section describes some of the potential risks relating to our business, such as market, liquidity, operational, reputation and regulatory risks. The risks described below are some of the more important factors that could affect our business. You should carefully consider the risks described below, together with all of the other information included in this Annual Report on Form 10-K, in evaluating the Company and our common stock. If any of the risks described below actually occur, our business, revenues, profitability, results of operations, financial condition, cash flows, reputation and stock price could be materially adversely affected.
Risks Relating to Our Business

We earn substantially all of our revenues based on assets under management, which fluctuate based on many factors, and any reduction in assets under management would reduce our revenues and profitability. Assets under management fluctuate based on many factors including market conditions, investment performance and client withdrawals.

The majority of our revenues are generated from asset-based fees from investment management products and services to individuals and institutions. Therefore, if assets under management decline, our fee revenues would decline, reducing profitability as some of our expenses are fixed. Assets under management could decline, due to a variety of factors, including, but not limited to, the following:

•
General domestic and global economic and political conditions can influence assets under management. Changes in interest rates, the availability and cost of credit, inflation rates, economic uncertainty, changes in laws, trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts and security operations) and other conditions may impact the equity and credit markets which may influence our assets under management. Capital and credit markets can experience substantial volatility. Employment rates, continued economic weakness and budgetary challenges in parts of the world, the prospective impact of the United Kingdom’s withdrawal from the European Union, regional turmoil in the Middle East, concern over growth prospects in China and emerging markets, growing debt loads for certain countries, and uncertainty about the consequences of governments eventually withdrawing monetary stimulus all indicate that economic and political conditions remain unpredictable. If the security markets decline or experience volatility, our assets under management and our revenues could be negatively impacted. Changes in currency exchange rates such as an increase in the value of the U.S. dollar relative to non-U.S. currencies could result in a decrease in the U.S. dollar value of assets under management that are denominated in non-U.S. currencies. In addition, diminishing investor confidence in the markets and/or adverse market conditions could result in a decrease in investor risk tolerance. Such a decrease could prompt investors to reduce their rate of investment or to fully withdraw from markets, which could lower our overall assets under management and have an adverse effect on our revenues, earnings and growth prospects.

The volatility in the markets in the recent past has highlighted the interconnection of the global markets and demonstrated how the deteriorating financial condition of one institution may materially adversely impact the performance of other institutions. Our assets under management have exposure to many different industries and counterparties and may be exposed to credit, operational or other risk due to the default by a counterparty or client or in the event of a market failure or disruption. In the event of extreme circumstances, including economic, political or business crises, such as a widespread systemic failure in the global financial system or failures of firms that have significant obligations as counterparties, we may suffer significant declines in assets under management and severe liquidity or valuation issues.

•
The value of assets under management can decline due to price declines in specific securities, market segments or geographic areas where those assets are invested. Funds and portfolios that we manage focused on certain geographic markets and industry sectors are particularly vulnerable to political, social and economic events in those markets and sectors. If these markets or industries decline or experience volatility, this could have a negative impact on our assets under management and our revenues. For example, certain non-U.S. markets, particularly emerging markets, are not as developed or as efficient as the U.S. financial markets and, as a result, may be less liquid, less regulated and significantly more volatile than the U.S. financial markets. Liquidity in such markets may be adversely impacted by factors including political or economic events, government policies, expropriation, volume trading limits by foreign investors, and social or civil unrest. These factors may negatively impact the market value of an investment or our ability to dispose of it.

•
Any real or perceived negative absolute or relative performance could negatively impact the maintenance and growth of assets under management. Sales and redemptions of our investment strategies can be affected by investment performance relative to other competing investment strategies or to established benchmarks. Our investment management strategies are rated, ranked or assessed by independent third-parties, distribution partners, and industry periodicals and services. These assessments often influence the investment decisions of clients. If the performance or assessment of our investment strategies is seen as underperforming relative to peers, it could result in an increase in the withdrawal of assets by existing clients and the inability to attract additional investments from existing and new clients. In addition, certain of our investment strategies have capacity constraints, as there is a limit to the number of securities available for the strategy to operate effectively. In those instances, we may choose to limit access to new or existing investors. In addition, certain mutual funds employ the use of leverage as part of their investment strategies, which will increase or decrease assets under management, and the risk associated with the investment, as the proceeds from the use of leverage are invested in accordance with the funds’ investment strategies.

•
Changes in interest rates can have adverse effects on our assets under management. Increases in interest rates from their historically low levels may adversely affect the net asset values of our assets under management. Furthermore, increases in interest rates may result in reduced prices in equity markets. Conversely, decreases in interest rates could lead to outflows in fixed income assets that we manage as investors seek higher yields. Any of these effects could lower our assets under management and revenues and, if our revenues decline without a commensurate reduction in our expenses, would lead to a reduction in our net income.

Any of these factors could cause our assets under management to decline and have an adverse impact on our results of operations and financial condition. Additionally we may be unable to effect appropriate expense reductions in a timely manner in response to these adverse impacts.

Our investment advisory agreements are subject to withdrawal, renegotiation or termination on short notice which could negatively impact our business.
Our clients include the boards of directors for our sponsored mutual funds, managed account program sponsors, private clients and institutional clients. Our investment management agreements with these clients may be terminated on short notice without penalty. As a result, there would be little impediment to these sponsors or clients terminating our agreements. Our clients may renegotiate their investment contracts or reduce the assets we manage for them due to a number of reasons including but not limited to investment performance, reputational, regulatory or compliance issues, loss of key investment management or other personnel or a change in management of third-party distributors or others with whom we have relationships. The directors of our sponsored funds may deem it to be in the best interests of a fund’s shareholders to make decisions adverse to us, such as reducing the compensation paid to us, requesting that we subsidize fund expenses over certain thresholds, or imposing restrictions on our management of the fund. Under the Investment Company Act, investment advisory agreements automatically terminate in the event of an assignment, which may occur if, among other events, the Company undergoes a change in control, such as any person acquiring 25% voting rights of our common stock. If an assignment were to occur, we cannot be certain that the fund’s board of directors and its stockholders would approve a new investment advisory agreement. In addition, investment advisory agreements for the separate accounts we manage may not be assigned without the consent of the client. If an assignment occurs, we cannot be certain that the Company will be able to obtain the necessary fund approvals or the necessary consents from our clients. The withdrawal, renegotiation or termination of any investment management contract relating to a material portion of assets under management would have an adverse impact on our results of operations and financial condition.

Any damage to our reputation could harm our business and lead to a reduction in our revenues and profitability.
Maintaining a positive reputation with the investment community and other constituencies is critical to our success. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate even if they are without merit or satisfactorily addressed. Our reputation may be impacted by many factors, including but not limited to: poor performance; litigation; conflicts of interests; regulatory inquiries, investigations or findings; operational failures (including cyber breaches); intentional or unintentional misrepresentation of our products or services; material weaknesses in our internal controls; or employee misconduct or rumors. Any damage to our reputation could impede our ability to attract and retain clients and key personnel, adversely impact relationships with third-party distributors and other business partners, and lead to a reduction in the amount of our assets under management, any of which could adversely affect our results of operations and financial condition.

We manage client assets under agreements that have investment guidelines or other contractual requirements, and any failure to comply could result in claims, losses or regulatory sanctions, which could negatively impact our revenues and profitability.
The agreements under which we manage client assets often have established investment guidelines or other contractual requirements with which we are required to comply in providing our investment management services. Although we maintain various compliance procedures and other controls to prevent, detect and correct such errors, any failure or allegation of a failure to comply with these guidelines or other requirement could result in client claims, reputational damage, withdrawal of assets, and potential regulatory sanctions, any of which could have an adverse impact on our results of operations and financial condition.

Our indebtedness contains covenants that require annual principal repayments and other provisions that could adversely affect our financial position or results of operations
We incur indebtedness for a variety of business reasons, including in relation to financing acquisitions. The indebtedness we incur can take many forms including but not limited to term loans or revolving lines of credit which customarily contain covenants. For example, under our Credit Agreement, we are required to use a portion of our cash flow to service interest and make required annual principal payments, which will restrict our cash flow available to pursue business growth opportunities. The Credit Agreement also contains covenants that limit our ability to return capital to shareholders. In addition, our indebtedness may make it more difficult for us to withstand or respond to adverse or changing business, regulatory and economic conditions.

At December 31, 2017, the Company had $259.4 million of total debt outstanding, excluding debt of consolidated investment products, and $100.0 million in unused capacity on a credit facility. On February 15, 2018, the Company amended its Credit Agreement, which resulted in the availability of $105.0 million of additional term loan financing and is expected to be drawn at the closing of our acquisition of a majority interest in Sustainable Growth Advisers LLC ("SGA"), although there can be no assurances the SGA transaction will close. The amendment to the Credit Agreement removed the previous financial maintenance covenant on the Term Loan and replaced the existing financial maintenance covenant on our credit facility with a net leverage ratio financial maintenance covenant that applies when $30.0 million or more of debt is outstanding on the credit facility. We cannot provide assurances that at all times in the future we will satisfy all such covenants or obtain any required waiver or amendment, in which event all indebtedness could become immediately due. Any or all of the above factors could materially adversely affect our financial position or results of operations.

Our business relies on the ability to attract and retain key employees, and the loss of such employees could negatively affect our financial performance.
The success of our business is dependent to a large extent on our ability to attract and retain key employees such as senior executives, portfolio managers, securities analysts and sales personnel. Competition in the job market for these professionals is generally intense, and compensation levels in the industry are highly competitive. Our industry is also characterized by the movement of investment managers among different firms.

If we are unable to continue to attract and retain key employees, or if compensation costs required to attract and retain key employees increase, our performance, including our competitive position, could be materially adversely affected. Additionally, we utilize Company equity awards as part of our compensation plans and as a means for recruiting and retaining key employees. Declines in our stock price could result in deterioration of the value of equity awards granted, thus lessening the effectiveness of using stock-based awards to retain key employees.

In certain circumstances, the departure of key employees could cause higher redemption rates in certain strategies or the loss of certain client accounts. Any inability to retain key employees, attract qualified employees, or replace key employees in a timely manner, could lead to a reduction in the amount of our assets under management, which could have a material adverse effect on our revenues and profitability. In addition, there could be additional costs to replace, retain or attract new talent that could result in a decrease in our profitability and have an adverse impact on our results of operations and financial condition.

The highly competitive nature of the asset management industry may require us to reduce our fees, or increase amounts paid to financial intermediaries, any of which could result in a reduction of our revenues and profitability.
We face significant competition from a wide variety of financial institutions, including other investment management companies, as well as from proprietary products offered by our distribution partners such as banks, broker-dealers and financial planning firms. Competition in our businesses is based on several factors including investment performance, fees charged, access to distribution channels, and service to financial advisers. Our competitors, many of which are larger than we are, often offer similar products, use similar distribution sources, offer less expensive products, have greater access to key distribution channels, and have greater resources, geographic footprints and name recognition than we do. Additionally, certain products and asset classes which we do not currently offer, such as passive or index-based products, are becoming increasingly popular with investors. Existing clients may withdraw their assets in order to invest in these products, and we may be unable to attract additional investments from existing and new clients, which would lead to a decline in our assets under management and market share.

Our profits are highly dependent on the fee levels for our products and services. In recent years, there has been a trend in certain segments of our markets toward lower fees and lower-fee products, such as passive products. Competition could cause us to reduce the fees that we charge for our products and services. In order to maintain appropriate fee levels in a competitive environment, we must be able to continue to provide clients with investment products and services that are viewed as appropriate in relation to the fees charged. If our clients, including our fund boards, were to view our fees as being high relative to the market or the returns provided by our investment products, we may choose or be required to reduce our fee levels or we may experience significant redemptions in our assets under management, which could have an adverse impact on our results of operations and financial condition.

We are subject to an extensive and complex regulatory environment, and changes in regulations or failure to comply with regulations could adversely affect our revenues and profitability.
The investment management industry in which we operate is subject to extensive and frequently changing regulation. We are regulated by the Securities and Exchange Commission ("SEC") under the Exchange Act, the Investment Company Act and the Investment Advisers Act, and we are subject to regulation by the Commodities Futures Trading Commission under the Commodities Exchange Act. Our Global Funds and advisers are subject to regulation by the CBI. We are also regulated by FINRA, the Department of Labor under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), as well as other federal and state laws and regulations.

The regulatory environment in which we operate changes often and has seen increased focus in recent years. For example, in fiscal 2016 the SEC adopted a new rule addressing liquidity risk management by registered open-end funds, with implementation of the rule expected in 2018. The SEC also recently proposed rules regarding the use of derivatives by registered open- and closed-end funds. If the liquidity risk management rule is implemented in its current form and the use of derivatives rules are adopted substantially as proposed, they could negatively impact the provision of investment services or limit opportunities for certain funds that we manage and increase our management and administration costs, with potential adverse effects on our revenues, expenses and results of operations.

Although we spend extensive time and resources on compliance efforts designed to ensure compliance with all applicable laws and regulations, if we or our affiliates fail to properly modify and update our compliance procedures in a timely manner in this changing and highly complex regulatory environment, we may be subject to various legal proceedings, including civil litigation, governmental investigations and enforcement actions, that could result in fines, penalties, suspensions of individual employees, or limitations on particular business activities, any of which could have an adverse impact on our results of operations and financial condition.

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

We utilize unaffiliated firms in providing investment management services, and any matters that have an adverse impact on their business, or any change in our relationships with them, could lead to a reduction in assets under management, which would adversely affect our revenues and profitability.
We utilize unaffiliated subadvisers as investment managers for certain of our retail products, and we have licensing arrangements with unaffiliated data providers. Because we typically have no ownership interests in these unaffiliated firms, we do not control the business activities of such firms. Problems stemming from the business activities of these unaffiliated firms may negatively impact or disrupt such firms’ operations or expose them to disciplinary action or reputational harm. Furthermore, any such matters at these unaffiliated firms may have an adverse impact on our business or reputation or expose us to regulatory scrutiny, including with respect to our oversight of such firms.

We periodically negotiate provisions and renewals of these relationships, and we cannot provide assurance that such terms will remain acceptable to us or the unaffiliated firms. These relationships can also be terminated upon short notice without penalty. In addition, the departure of key employees at unaffiliated subadvisers or data providers could cause higher redemption rates for certain assets under management or the loss of certain client accounts. An interruption or termination of unaffiliated firm relationships could affect our ability to market our products and result in a reduction in assets under management, which could have an adverse impact on our results of operations and financial condition.

We distribute through intermediaries, and changes in key distribution relationships could reduce our revenues, increase our costs and adversely affect our profitability.
Our primary source of distribution for retail products is through intermediaries that include third-party financial institutions, such as: major wire houses; national, regional and independent broker-dealers and financial advisors; banks and financial planners; and registered investment advisors. Our success is highly dependent on access to these various distribution systems. These distributors are generally not contractually required to distribute our products and typically offer their clients various investment products and services, including proprietary products and services, in addition to and in competition with our products and services. While we compensate these intermediaries for selling our products and services pursuant to contractual agreements, we may not be able to retain access to these channels at all or at similar pricing. Increasing competition for these distribution channels could cause our distribution costs to rise, which could have a material adverse effect on our business, revenues and profitability. To the extent that existing or future intermediaries prefer to do business with our competitors, the sales of our products as well as our market share, revenues and profitability could decline.

We and our third-party service providers rely on numerous technology systems, and any temporary business interruption, security breach or system failures could negatively impact our business and profitability.
Our technology systems, and those of third-party service providers are critical to our operations. The ability to consistently and reliably obtain accurate securities pricing information, process client portfolio and fund shareholder transactions, and provide reports and other customer service to fund shareholders and clients in other accounts managed by us is an essential part of our business. Any delays or inaccuracies in obtaining pricing information, processing such transactions or such reports, other breaches and errors, and any inadequacies in other customer service could result in reimbursement obligations or other liabilities or alienate customers and potentially give rise to claims against us. Our customer service capability, as well as our ability to obtain prompt and accurate securities pricing information and to process transactions and reports, is highly dependent on third-party service providers’ information systems. Any failure or interruption of those systems, whether resulting from technology or infrastructure breakdowns, defects or external causes such as fire, natural disaster, computer viruses, acts of terrorism or power disruptions, could result in financial loss, negatively impact our reputation and negatively affect our ability to do business. Although we, and our third-party service providers, have disaster recovery plans in place, we may experience temporary interruptions if a natural or man-made disaster or prolonged power outage were to occur, which could have an adverse impact on our results of operations and financial condition.

In addition, like other companies, our computer systems are regularly subject to, and expected to continue to be the target of, computer viruses or other malicious codes, unauthorized access, cyber-attacks or other computer-related penetrations. Over time, the sophistication of cyber threats continues to increase, and any controls we put in place and preventative actions we take to reduce the risk of cyber incidents and protect our information systems may be insufficient to detect or prevent unauthorized access, cyber-attacks or other security breaches to our computer systems or those of third parties with whom we do business. Breach of our technology systems, or of those of third parties with whom we do business through cyber-attacks, or failure to manage and secure our technology environment could result in interruptions or malfunctions in the operations of our business, loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by a breach, additional costs to mitigate against future incidents, and litigation costs resulting from an incident.

We and certain of our third-party vendors receive and store personal information as well as non-public business information. Although we and our third-party vendors take precautions, we may still be vulnerable to hacking or other unauthorized use. A breach of the systems or hardware could result in an unauthorized access to our proprietary business or client data or release of this type of data, which could subject us to legal liability or regulatory action under data protection and privacy laws, which may result in fines or penalties, the termination of existing client contracts, costly mitigation activities and harm to our reputation. This could have an adverse impact on our results of operations and financial condition.

A relatively large percentage of our common stock is concentrated with a small number of shareholders, which could increase the volatility in our stock trading and affect our share price.
A large percentage of our common stock is held by a limited number of shareholders. If our larger shareholders decide to liquidate their positions, it could cause significant fluctuation in the share price of our common stock. Public companies with a relatively concentrated level of institutional shareholders, such as we have, often have difficulty generating trading volume in their stock, which may increase the volatility in the price of our common stock.

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

Any of these lawsuits, investigations or proceedings could result in reputational damage, loss of clients and assets, settlements, awards, injunctions, fines, penalties, increased costs and expenses in resolving a claim, diversion of employee resources and resultant financial losses. Predicting the outcome of such matters is inherently difficult, particularly where claims are brought on behalf of various classes of claimants or by a large number of claimants, when claimants seek substantial or unspecified damages, or when investigations or legal proceedings are at an early stage. A substantial judgment, settlement, fine or penalty could be material to our operating results or cash flows for a particular period, depending on our results for that period, or could cause us significant reputational harm, which could harm our business prospects.

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
We use capital to seed new investment strategies and make new investments to introduce new products or enhance distribution access of existing products.  At December 31, 2017, the Company had $118.4 million of seed capital investments, comprising $62.7 million of marketable securities and $55.7 million of net interests in consolidated investment products (“CIPs”), and $108.3 million of investments in CLOs that comprise $85.0 million of net interests in CIPs and $23.3 million of marketable securities. These investments are in a variety of asset classes including alternative, fixed income and equity strategies.  Many of these investments employ a long-term investment strategy and entail an optimal investment period spanning several years. Accordingly, during this investment period, the Company’s capital utilized in these investments may not be available for other corporate purposes at all or without significantly diminishing our investment return. We cannot provide assurance that these investments will perform as expected. Moreover, increases or decreases in the value of these investments will increase the volatility of our earnings, and a decline in the value of these investments would result in the loss of capital and have an adverse impact on our results of operations and financial condition.

Our intended quarterly distributions may not be paid as intended or at all.
The declaration, payment and determination of the amount of our quarterly dividends may change at any time. In making decisions regarding our quarterly dividends, we consider general economic and business conditions, our strategic plans and prospects, our businesses and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions (including under the terms of our Credit Agreement and the Mandatory Convertible Preferred Stock that we issued on February 1, 2017) and obligations, legal, tax, regulatory and other restrictions that may have implications on the payment of distributions by us to our shareholders or by our subsidiaries to us, and such other factors as we may deem relevant. Our ability to pay dividends in excess of our current quarterly dividends is subject to restrictions under the terms of our Credit Agreement. We cannot make any assurances that any distributions will be paid.

We may need to raise additional capital in the future, and resources may not be available to us in sufficient amounts or on acceptable terms, which could have an adverse impact on our business.
Our ability to meet our future cash needs is dependent upon our ability to generate cash. Although we have successfully generated sufficient cash in the past, we may not do so in the future. As of December 31, 2017, we maintained $132.2 million in cash and cash equivalents, $118.4 million in seed capital investments and $108.3 million in other investments and had $100.0 million available under our credit facility. Also at December 31, 2017 we had $259.4 million in debt outstanding excluding the notes payable of our consolidated investment products for which risk of loss to the Company is limited to our $85.0 million investment in such products. See Footnote 18 of our consolidated financial statements for additional information on the notes payable of the consolidated investment products. Our ability to access capital markets efficiently depends on a number of factors, including the state of credit and equity markets, interest rates and credit spreads. We may need to raise capital to fund new business initiatives in the future, and financing may not be available to us in sufficient amounts, on acceptable terms, or at all. If we are unable to access sufficient capital on acceptable terms, our business could be adversely impacted.

Our common stock ranks junior to the Mandatory Convertible Preferred Stock with respect to dividends and amounts payable in the event of our liquidation and ranks junior to our indebtedness which may limit any payment or other distribution of assets to holders of our common stock in the event we are liquidated.
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

Additionally, in the event of our liquidation, dissolution or winding up, our common stock would rank below all debt claims against us. As a result, holders of our common stock will not be entitled to receive any payment or other distribution of assets until after all of our obligations to our debt holders have been satisfied.

We have corporate governance provisions that may make an acquisition of us more difficult.
Certain provisions of our certificate of incorporation and bylaws could discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. Stockholders who wish to participate in these transactions may not have the opportunity to do so. In addition, the provisions of Section 203 of the Delaware General Corporation Law also restrict certain business combinations with interested stockholders.

Our insurance policies may not cover all losses and costs to which we may be exposed.
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

We have goodwill and intangible assets on our balance which could become impaired.
Our goodwill and intangible assets are subject to annual impairment reviews. We also have definite-lived intangibles assets on our balance sheet that are subject to impairment testing if indicators of impairment are identified. A variety of factors could cause such book values to become impaired, which would adversely affect our results of operations.

We may engage in significant strategic transactions that may not achieve the expected benefits or could expose us to additional risks.
We regularly review, and from time to time have discussions on and engage in, potential significant transactions, including potential acquisitions, consolidations, joint ventures or similar transactions, some of which may be material. We cannot provide assurance that we will be successful in negotiating the required agreements or successfully close transactions after signing such agreements. In addition, in entering into such transactions, we may expect to achieve certain financial benefits, including such things as cost or revenue synergies, and we may not ultimately be able to realize such benefits.

Any strategic transaction may also involve a number of other risks, including additional demands on our staff, unanticipated problems regarding integration of operating facilities, technologies and new employees, and the existence of liabilities or contingencies not disclosed to, or otherwise unknown by, us prior to closing a transaction. In addition, any business we acquire may underperform relative to expectations or may lose customers or employees.

On February 1, 2018, for example, the Company entered into an agreement to acquire a majority interest in SGA, an investment manager specializing in U.S. and global growth equity portfolios. We cannot provide assurance that we will be successful in negotiating the required agreements or successfully close transactions after signing such agreements including the SGA acquisition or any other future strategic transactions.

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

Our forward-looking statements are based on a series of expectations, assumptions and projections about our Company and the markets in which we operate, are not guarantees of future results or performance and involve substantial risks and uncertainty, including assumptions and projections concerning our assets under management, net asset inflows and outflows, operating cash flows, business plans and ability to borrow, for all future periods. All of our forward-looking statements contained in this Annual Report on Form 10-K are as of the date of this Annual Report on Form 10-K only.
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
Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K as well as the following risks and uncertainties resulting from: (a) any reduction in our assets under management; (b) the withdrawal, renegotiation or termination of investment advisory agreements; (c) damage to our reputation; (d) failure to comply with investment guidelines or other contractual requirements; (e) inability to satisfy financial covenants and payments related to our indebtedness; (f) the inability to attract and retain key personnel; (g) challenges from the competition we face in our business; (h) adverse regulatory and legal developments; (i) unfavorable changes in tax laws or limitations; (j) adverse developments related to unaffiliated subadvisers; (k) negative implications of changes in key distribution relationships; (l) interruptions in or failure to provide critical technological service by us or third parties; (m) volatility associated with our common and preferred stock; (n) adverse civil litigation and government investigations or proceedings; (o) the risk of loss on our investments; (p) the inability to make quarterly common and preferred stock distributions; (q) the lack of sufficient capital on satisfactory terms; (r) losses or costs not covered by insurance; (u) the risk that our goodwill or intangible assets could become impaired; (v) the inability to achieve expected acquisition-related financial benefits and other risks and uncertainties. Any occurrence of, or any material adverse change in, one or more risk factors or risks and uncertainties referred to in this Annual Report on Form 10-K or our other periodic reports filed with the SEC could materially and adversely affect our operations, financial results, cash flows, prospects and liquidity. You are urged to carefully consider all such factors.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.

We lease our principal offices, which are located at 100 Pearl St., Hartford, CT 06103. In addition, we lease office space in California, Florida, Georgia, Illinois, Massachusetts, New Jersey and New York.

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

In re Virtus Investment Partners, Inc. Securities Litigation; formerly Tom Cummins v. Virtus Investment Partners Inc. et al

On February 20, 2015, a putative class action complaint alleging violations of certain provisions of the federal securities laws was filed by an individual shareholder against the Company and certain of the Company’s current officers (the “defendants”) in the United States District Court for the Southern District of New York (the “Court”). On April 21, 2015, three plaintiffs, including the original plaintiff, filed motions to be appointed lead plaintiff and, on June 9, 2015, the Court appointed Arkansas Teachers Retirement System lead plaintiff. On August 21, 2015, the plaintiffs filed a Consolidated Class Action Complaint (the “Consolidated Complaint”) amending the originally filed complaint, which was purportedly filed on behalf of all purchasers of the Company’s common stock between January 25, 2013 and May 11, 2015 (the “Class Period”). The Consolidated Complaint alleges that, during the Class Period, the defendants disseminated materially false and misleading statements and concealed material adverse facts relating to certain funds formerly subadvised by F-Squared Investments Inc (“F-Squared”). The Consolidated Complaint alleges claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5. The plaintiffs seek to recover unspecified damages. A motion to dismiss the Consolidated Complaint was filed on behalf of the Company and the other defendants on October 21, 2015. On July 1, 2016, the Court entered an opinion and order granting in part, and denying in part, the motion to dismiss, narrowing plaintiffs' claims under Sections 10(b) and 20(a) of the Exchange Act and dismissing one of the defendants from the suit. The remaining defendants' Answer to the Consolidated Complaint was filed on August 5, 2016. Plaintiffs' motion for class certification was granted on May 15, 2017. Discovery has since been completed. On October 6, 2017, defendants moved for summary judgment. Briefing on the motion for summary judgment was completed on December 22, 2017, and oral argument was held on January 18, 2018, where the Court reserved decision. The Company believes that the suit is without merit, nonetheless, on February 6, 2018, it reached an agreement in principle with the plaintiffs, subject to Court approval, settling all claims in the litigation, in order to avoid the cost, distraction, disruption, and inherent litigation uncertainty. Upon approval by the Court, which the Company believes is likely, the resolution of this matter will not have a material impact on the Company’s results of operations, cash flows or its consolidated financial condition.

Mark Youngers v. Virtus Investment Partners, Inc. et al

On May 8, 2015, a putative class action complaint alleging violations of certain provisions of the federal securities laws was filed in the United States District Court for the Central District of California (the "District Court") by an individual who alleges he is a former shareholder of one of the Virtus mutual funds formerly subadvised by F-Squared and formerly known as the AlphaSector Funds. The complaint alleges claims against the Company, certain of the Company’s officers and affiliates, and certain other parties (the “defendants”). The complaint was purportedly filed on behalf of purchasers of the AlphaSector Funds between May 8, 2010 and December 22, 2014, inclusive (the “Class Period”). The complaint alleges that, during the Class Period, the defendants disseminated materially false and misleading statements and concealed or omitted material facts necessary to make the statements made not misleading. On June 7, 2015, a group of three individuals, including the original plaintiff, filed a motion to be appointed lead plaintiff, and on July 27, 2015, the District Court appointed movants as lead plaintiff. On October 1, 2015, the plaintiffs filed a First Amended Class Action Complaint which, among other things, added a derivative claim for breach of fiduciary duty on behalf of Virtus Opportunities Trust. On October 19, 2015, the District Court entered an order transferring the action to the Southern District of New York (the "Court"). On January 4, 2016, the plaintiffs filed a Second Amended Complaint. A motion to dismiss was filed on behalf of the Company and affiliated defendants on February 1, 2016. On July 1, 2016, the Court entered an opinion and order granting in part, and denying in part, the motion to dismiss. The Court dismissed four causes of action entirely and a fifth cause of action with respect to a portion of the Class Period. The Court also dismissed all claims against ten defendants named in the Complaint. The Court held that the plaintiffs may pursue certain securities claims under Sections 10(b) and 20(a) of the Exchange Act and Section 12 of the Securities Act of 1933. The remaining defendants filed an Answer to the Second Amended Complaint on August 5, 2016. A Stipulation of Voluntary Dismissal of the claim under Section 12 of the Securities Act was filed on September 15, 2016. The defendants filed a motion to certify an interlocutory appeal of the July 1, 2016 order to the Court of Appeals for the Second Circuit on August 26, 2016. The motion was denied on January 6, 2017. Plaintiffs' motion for class certification was denied on May 15, 2017. On December 4, 2017, the Court denied plaintiffs' motion seeking leave to amend their complaint to address deficiencies identified by the Court in its orders dismissing, in part, plaintiffs' Second Amended Complaint and denying class certification. On December 22, 2017, plaintiffs voluntarily dismissed all remaining claims against the Company with prejudice and waived all rights to appeal.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NASDAQ Global Market under the trading symbol “VRTS.” As of February 14, 2018, we had 7,171,300 shares of common stock outstanding that were held by approximately 56,512 holders of record. The table below sets forth the quarterly high and low sales prices of our common stock on the NASDAQ Global Market, and the amount of dividends declared, for each quarter in the last two fiscal years.

	Year Ended			Year Ended
	December 31, 2017			December 31, 2016
Quarter Ended	High	Low	Dividends Declared per Common Share	High	Low	Dividends Declared per Common Share
First Quarter	$126.60	$99.85	$0.45	$120.09	$73.33	$0.45
Second Quarter	$113.50	$97.60	$0.45	$83.57	$66.12	$0.45
Third Quarter	$118.75	$103.81	$0.45	$104.73	$69.78	$0.45
Fourth Quarter	$124.65	$106.55	$0.45	$128.10	$92.80	$0.45
On February 14, 2018, our board of directors declared a quarterly cash dividend of $0.45 per common share to be paid on May 15, 2018 to shareholders of record at the close of business on April 30, 2018 and a $1.8125 dividend per share on our mandatory convertible preferred stock, to be paid on May 1, 2018 to shareholders of record at the close of business on April 16, 2017.
There have been no non-cash dividends on our common stock with respect to the periods presented. In making decisions regarding our quarterly dividend, we consider general economic and business conditions, our strategic plans and prospects, our businesses and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions and obligations, legal, tax, regulatory and other restrictions that may have implications on the payment of distributions by us to our common shareholders or by our subsidiaries to us, and such other factors as we may deem relevant. We cannot provide any assurances that any distributions, whether quarterly or otherwise, will be paid.
Our ability to pay dividends in excess of our current quarterly dividend will be subject to restrictions under the terms of our Credit Agreement. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the mandatory convertible preferred stock that we issued February 1, 2017 and the Credit Agreement entered into on June 1, 2017, as amended on February 15, 2018.
Issuer Purchases of Equity Securities

As of December 31, 2017, 4,180,045 shares of our common stock have been authorized to be repurchased under a share repurchase program approved by our Board of Directors, and 883,756 shares remain available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

During the year ended December 31, 2017, we repurchased a total of 66,244 common shares for approximately $7.5 million. We did not make any repurchases during the fourth quarter of fiscal 2017.

There were no unregistered sales of equity securities during the fourth quarter of fiscal 2017. Shares of our common stock purchased by participants in our Employee Stock Purchase Plan were delivered to participant accounts via open market purchases at fair value by the third-party administrator under the plan. We do not reserve shares for this plan or discount the purchase price of the shares.

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

($ in thousands, except per share data)	Years Ended December 31,
	2017 (1)(3)	2016 (1)	2015 (1)	2014 (2)	2013 (2)
Results of Operations
Revenues	$425,607	$322,554	$381,977	$450,598	$389,215
Operating expenses	367,572	271,740	301,599	319,878	275,711
Operating income	58,035	50,814	80,378	130,720	113,504
Income tax expense (benefit)	40,490	21,044	36,972	39,349	44,778
Net income	39,939	48,763	30,671	96,965	77,130
Net income (loss) attributable to common stockholders	28,676	48,502	35,106	97,700	75,190
Earnings (loss) per share—basic	4.09	6.34	3.99	10.75	9.18
Earnings (loss) per share—diluted	3.96	6.20	3.92	10.51	8.92
Cash dividends declared per preferred share	7.25	—	—	—	—
Cash dividends declared per common share	1.80	1.80	1.80	1.35	—
	As of December 31,
	2017 (1)(3)	2016 (1)	2015 (2)	2014 (2)	2013 (2)
Balance Sheet Data
Cash and cash equivalents	$132,150	$64,588	$87,574	$202,847	$271,014
Investments	108,492	89,371	56,738	63,448	37,258
Investments of consolidated investment products	1,597,752	489,042	522,820	236,652	139,054
Goodwill and other intangible assets, net	472,107	45,215	47,588	47,043	49,893
Total assets	2,590,799	824,388	859,729	698,773	644,954
Accrued compensation and benefits	86,658	47,885	49,617	54,815	53,140
Debt	248,320	30,000	—	—	—
Debt of consolidated investment products	—	—	152,597	—	—
Notes payable of consolidated investment product	1,457,435	328,761	—	—	—
Total liabilities	1,981,397	465,449	276,408	112,350	109,900
Redeemable noncontrolling interests	4,178	37,266	73,864	23,071	42,186
Mandatory convertible preferred stock	110,843	—	—	—	—
Total equity	605,224	321,673	509,457	563,352	492,868
	As of December 31,
	2017	2016	2015	2014	2012
($ in millions)
Assets Under Management
Total assets under management	$90,963	$45,366	$47,385	$56,702	$57,740
Total long-term assets under management	$88,835	$45,366	$47,385	$56,702	$56,152

(1)	Derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	Derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

(3)
On June 1, 2017, we completed the acquisition of RidgeWorth Investments. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the RidgeWorth acquisition.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview

Our Business

We provide investment management and related services to individuals and institutions. We use a multi-manager, multi-style approach, offering investment strategies from affiliated managers, each having its own distinct investment style, autonomous investment process and individual brand. By offering a broad array of products, we believe we can appeal to a greater number of investors and have offerings across market cycles and through changes in investor preferences. Our earnings are primarily driven by asset-based fees charged for services relating to these various products including investment management, fund administration, distribution and shareholder services.

We offer investment strategies for individual and institutional investors in different product structures and through multiple distribution channels. Our investment strategies are available in a diverse range of styles and disciplines, managed by a collection of differentiated investment managers. We have offerings in various asset classes (domestic and international equity, fixed income, and alternative), market capitalizations (large, mid and small), styles (growth, blend and value) and investment approaches (fundamental, quantitative and thematic). Our retail products include open-end funds and ETFs, where we also use unaffiliated managers, as well as closed-end funds and retail separate accounts. Our institutional products include a variety of equity and fixed income strategies for corporations, multi-employer retirement funds, public employee retirement systems, foundations, and endowments. We also offer subadvisory services for unaffiliated mutual funds and collateral manager services for structured finance products.

We distribute our open-end funds and ETFs principally through financial intermediaries. We have broad distribution access in the retail market, with distribution partners that include national and regional broker-dealers, independent broker-dealers and registered investment advisors, banks and insurance companies. In many of these firms, we have a number of products that are on preferred “recommended” lists and on fee-based advisory programs. Our sales efforts are supported by regional sales professionals, a national account relationship group, and separate teams for ETFs and the retirement and insurance channels. Our retail separate accounts are distributed through financial intermediaries and directly by teams at an affiliated manager.

Our institutional services are marketed through relationships with consultants as well as directly to clients. We target key market segments, including foundations and endowments, corporate, public and private pension plans, and subadvisory relationships.

Acquisition of RidgeWorth

On June 1, 2017, we acquired RidgeWorth Investments (the "Acquisition"), a multi-boutique investment management firm that managed approximately $40.1 billion in assets as of June 1, 2017, including $35.7 billion in long term assets under management and $4.4 billion in liquidity strategies. The Acquisition significantly increased our assets under management, expanded the number of affiliated managers and provided a wider range of strategies for institutional and individual investors and broader distribution and client service resources.

Total consideration for the Acquisition was $547.1 million, comprising $485.2 million for the business and $61.9 million for certain balance sheet investments. At closing, we paid $471.4 million in cash, issued 213,669 shares of our common stock with a value of $21.7 million, and recorded $2.3 million in deferred cash consideration and $51.7 million in contingent consideration, which was paid in the fourth quarter of 2017 after all transaction contingencies were met.

Market Developments

The U.S. and global equity markets increased in value in 2017, as evidenced by increases in major indices. The MSCI World Index ended the year at 2,103, up 20.0% from 1,753 at the start of the year. The Dow Jones Industrial Average ended at 24,719, up 25.1% from 19,763 at the beginning of the year, and the Standard & Poor’s 500 Index ended the year at 2,674, up 19.4% from 2,239. The major U.S. bond index, the Barclays U.S. Aggregate Bond Index, increased 3.5% in 2017 ending the year at 2,046 compared to 1,976 at the beginning of the year.

The financial markets have had - and are likely to continue to have - a significant impact on the value of our assets under management and on the level of our sales and flows. The capital and financial markets could experience fluctuation, volatility and declines, as they have in the past, which could impact investment returns and asset flows among investment products as well as investor choices and preferences among investment products. The changes in our assets under management may also be affected by the factors discussed in Item 1A of this Annual Report on Form 10-K “Risk Factors.”

Financial Highlights

•
Net income per diluted share was $3.96 in 2017, down $2.24 or 36.1% from $6.20 per diluted share in 2016. Net income per diluted share includes $13.1 million of income tax expense related to new tax legislation and $26.3 million of acquisition and integration costs.

•	Total sales (inflows) were $15.4 billion in 2017 compared with $10.9 billion in 2016. Net outflows were $0.2 billion in 2017 compared with $4.7 billion in 2016.

•	Assets under management were $91.0 billion at December 31, 2017 compared with $45.4 billion at December 31, 2016.

Assets Under Management

At December 31, 2017, total assets under management were $91.0 billion, representing an increase of $45.6 billion, or 100.5% from December 31, 2016. The increase was primarily due to the Acquisition, which added $40.1 billion as of June 1, 2017, as well as market appreciation of $9.0 billion, which offset net outflows of $0.2 billion. Long-term assets under management, which exclude liquidity strategies, were $88.8 billion at December 31, 2017, up 95.6% from $45.4 billion at the end of the prior year.

Average long-term assets under management, which exclude assets in liquidity strategies and represent our fee-earning assets, were $72.3 billion for the twelve months ended December 31, 2017, an increase of $27.0 billion, or 59.5%, from $45.3 billion for the twelve months ended December 31, 2016. The one-year increase in long-term average assets under management was primarily due to the Acquisition and the cumulative impact of market appreciation.

Certain mutual funds employ the use of leverage as part of their investment strategies. The addition or reduction of leverage will increase or decrease our assets under management, as the proceeds from the use of leverage are invested in accordance with the funds' investment strategies. For the periods ended December 31, 2017, 2016 and 2015, we had assets under management from the use of leverage of $1.9 billion, $1.9 billion and $1.6 billion, respectively, which represented 2.0%, 4.1% and 3.5% of our total assets under management, respectively.

Investment Performance - Open End Funds

The following table presents our open end funds' three-year average return and the corresponding three-year benchmark index return as of December 31, 2017. Also presented with each fund is its Lipper Peer Group and its three-year ranking within that peer group.

			Three-Year:	Three-Year
		Benchmark Index	Average Return (1)	Benchmark Index
Fund Type/Name	Assets	Lipper Peer Group	Peer Group Ranking (2)	Return (3)
Retail Funds	($ in millions)		(%)	(%)
Alternatives
Virtus Duff & Phelps Real Estate Securities Fund	$874.3	FTSE NAREIT Equity REITs Index	5.12	5.62
		Real Estate Funds	41
Virtus Duff & Phelps Global Real Estate Securities Fund	202.6	FTSE EPRA NAREIT Developed Rental Index	6.28	4.44
		Global Real Estate Funds	12
Virtus Duff & Phelps Global Infrastructure Fund	118.6	Global Infrastructure Linked Benchmark (4)	5.87	4.79
		Global Infrastructure Funds	35
Virtus Duff & Phelps International Real Estate Securities Fund	26.6	FTSE EPRA/NAREIT Developed Rental ex US Index (net)	7.11	5.38
		International Real Estate Funds	26
Asset Allocation
Virtus Strategic Allocation Fund	477.9	Strategic Allocation Fund Linked Benchmark (5)	4.91	8.34
		Mixed-Asset Target Allocation Moderate Funds	79
Virtus Tactical Allocation Fund	145.7	Tactical Allocation Fund Linked Benchmark (6)	5.1	8.23
		Mixed-Asset Target Allocation Moderate Funds	73
Virtus Rampart Multi-Asset Trend Fund	85.1	Dow Jones Global Moderate Portfolio Index	1.41	6.99
		Flexible Portfolio Funds	91
Virtus Herzfeld Fund	67.7	60% MSCI AC World Index (net) / 40% Bloomberg Barclays U.S. Aggregate	8.75	6.57
		Aggregate	4
Equity
Virtus Ceredex Mid-Cap Value Equity Fund	2,955.3	Russell Midcap Value Index	8.05	9.00
		Multi-Cap Value Funds	54
Virtus Ceredex Large-Cap Value Equity Fund	1,992.1	Russell 1000 Value Index	8.57	8.65
		Large-Cap Value Funds	47
Virtus KAR Small-Cap Growth Fund	1,814.0	Russell 2000 Growth Index	20.04	10.28
		Small-Cap Growth Funds	1
Virtus KAR Small-Cap Core Fund	830.2	Russell 2000(R) Index	16.99	9.96
		Small-Cap Growth Funds	2
Virtus Ceredex Small-Cap Value Equity Fund	814.3	Russell 2000(R) Value Index	10.28	9.55
		Small-Cap Core Funds	29
Virtus Rampart Equity Trend Fund	519.7	S&P 500(R) Index	2.21	11.41
		Large-Cap Core Funds	99
Virtus KAR Capital Growth Fund	495.6	Russell 1000(R) Growth Index	13.31	13.79
		Large-Cap Growth Funds	22
Virtus KAR Small-Cap Value Fund	474.1	Russell 2000 Value Index	13.47	9.55
		Small-Cap Growth Funds	12

			Three-Year:	Three-Year
		Benchmark Index	Average Return (1)	Benchmark Index
Fund Type/Name	Assets	Lipper Peer Group	Peer Group Ranking (2)	Return (3)
Retail Funds	($ in millions)		(%)	(%)
Equity (continued)
Virtus Rampart Sector Trend Fund	271.0	S&P 500(R) Index	2.73	11.41
		Large-Cap Core Funds	100
Virtus Rampart Enhanced Core Equity Fund	193.5	S&P 500(R) Index	12.19	11.41
		Large-Cap Core Funds	8
Virtus KAR Mid-Cap Core Fund	129.3	Russell Midcap(R) Index	12.5	9.58
		Mid-Cap Growth Funds	8
Virtus Silvant Large-Cap Growth Stock Fund	125.2	Russell 1000(R) Growth Index	9.64	13.79
		Large-Cap Growth Funds	87
Virtus KAR Mid-Cap Growth Fund	97.5	Russell Midcap(R) Growth Index	11.75	10.30
		Mid-Cap Growth Funds	17
Virtus Horizon Wealth Masters Fund	73.3	S&P 500(R) Index	8.18	9.58
		Mid-Cap Core Funds	58
Virtus Silvant Small-Cap Growth Stock Fund	29.9	Russell 2000(R) Growth Index	6.59	10.28
		Small-Cap Growth Funds	85
Virtus Zevenbergen Innovative Growth Stock Fund	23.1	Russell 3000(R) Growth Index	12.05	13.51
		Multi-Cap Growth Funds	31
Fixed Income
Virtus Newfleet Multi-Sector Short Term Bond Fund	7,333.1	BofA Merrill Lynch 1-3 Year A-BBB Corporate Index	3.21	1.86
		Short-Intermediate Investment Grade Debt Funds	2
Virtus Seix Floating Rate High Income Fund	5,979.7	Credit Suisse Leveraged Loan Index	4.49	4.50
		Loan Participation Funds	22
Virtus Seix Total Return Bond Fund	870.0	Bloomberg Barclays U.S. Aggregate Bond Index	1.97	2.24
		Core Bond Funds	63
Virtus Newfleet Senior Floating Rate Fund	537.1	S&P/LSTA Leveraged Loan Index	3.84	4.44
		Loan Participation Funds	49
Virtus Seix Investment Grade Tax-Exempt Bond Fund	476.9	Bloomberg Barclays Municipal 1-15 Yr Blend (1-17) Index	2.06	2.37
		Intermediate Municipal Debt Funds	53
Virtus Seix High Yield Fund	452.1	ICE BofAML US High Yield BB-B Constrained Index	4.85	6.06
		High Yield Funds	60

			Three-Year:	Three-Year
		Benchmark Index	Average Return (1)	Benchmark Index
Fund Type/Name	Assets	Lipper Peer Group	Peer Group Ranking (2)	Return (3)
Retail Funds	($ in millions)		(%)	(%)
Fixed Income (continued)
Virtus Seix High Income Fund	441.4	Bloomberg Barclays U.S. Corporate High Yield Bond Index	5.84	6.35
		High Yield Funds	22
Virtus Newfleet Multi-Sector Intermediate Bond Fund	377.5	Bloomberg Barclays U.S. Aggregate Bond Index	5.29	2.24
		Multi-Sector Income Funds	13
Virtus Newfleet Low Duration Income	372.6	Bloomberg Barclays U.S. Intermediate Government/Credit Bond Index	2.15	1.49
		Short Investment Grade Debt Funds	12
Virtus Seix Core Bond Fund	201.1	Bloomberg Barclays U.S. Aggregate Bond Index	2.05	2.24
		Core Bond Funds	58
Virtus Newfleet Tax Exempt Bond Fund	160.8	Virtus Tax-Exempt Bond Fund Linked Benchmark (7)	2.37	2.60
		General & Insured Municipal Debt Funds	69
Virtus Contrarian Value Fund	146.5	Russell Midcap(R) Value Index	2.83	9.00
		Multi-Cap Value Funds	98
Virtus Seix Georgia Tax-Exempt Bond Fund	89.0	Bloomberg Barclays Municipal Bond Index	2.57	2.98
		Other States Municipal Debt Funds	24
Virtus Newfleet Credit Opportunities Fund	87.6	50% Bloomberg Barclays U.S. High-Yield Bond Index/ 50% Credit Suisse Leveraged Loan Index	N/A	N/A
		High Yield Funds	N/A
Virtus Seix High Grade Municipal Bond Fund	83.7	Bloomberg Barclays Municipal Bond Index	3.1	2.98
		General & Insured Municipal Debt Funds	34
Virtus Newfleet Bond Fund	72.4	Bloomberg Barclays U.S. Aggregate Bond Index	3.28	2.40
		Core Plus Bond Funds	20
Virtus Newfleet High Yield Fund	69.4	Bloomberg Barclays U.S. High-Yield 2% Issuer Capped Bond Index	5.27	6.36
		High Yield Funds	42
Virtus Seix Virginia Intermediate Muni-Bond Fund	41.0	Bloomberg Barclays Municipal 1-15 Yr Blend (1-17) Index	2.34	2.37
		Other States Intermediate Muni Debt Funds	8
Virtus Seix Short-Term Municipal Bond Fund	33.0	Bloomberg Barclays Municipal 1-5 Yr Index	0.58	0.96
		Short Municipal Debt Funds	47

			Three-Year:	Three-Year
		Benchmark Index	Average Return (1)	Benchmark Index
Fund Type/Name	Assets	Lipper Peer Group	Peer Group Ranking (2)	Return (3)
Retail Funds	($ in millions)		(%)	(%)
Fixed Income (continued)
Virtus Newfleet CA Tax-Exempt Bond Fund	27.0	Bloomberg Barclays California Municipal Bond Index	2.94	2.97
		California Municipal Debt Funds	60
Virtus Seix U.S. Mortgage Fund	25.2	Bloomberg Barclays U.S. Mortgage Backed Securities Index	1.73	1.88
		U. S. Mortgage Funds	56
Virtus Seix North Carolina Tax-Exempt Bond Fund	22.4	Bloomberg Barclays Municipal Bond Index	2.5	2.98
		Other States Municipal Debt Funds	26
Virtus Seix Corporate Bond Fund	15.1	Bloomberg Barclays U.S. Corporate Investment Grade Bond Index	4.46	3.90
		Corporate Debt Funds BBB-Rated	19
Virtus Seix Short-Term Bond Fund	11.3	Bloomberg Barclays 1-3 Yr U.S. Government/Credit Bond Index	0.59	0.93
		Short Investment Grade Debt Funds	87
International/Global
Virtus Vontobel Emerging Markets Opportunities Fund	8,785.5	MSCI Emerging Markets Index (net)	7.65	9.10
		Emerging Market Funds	64
Virtus Vontobel Foreign Opportunities Fund	1,524.9	MSCI EAFE(R) Index (net)	9.53	7.80
		International Large-Cap Growth	14
Virtus KAR International Small-Cap Fund	318.2	MSCI AC World Ex U.S. Small Cap Index (net)	15.52	11.96
		International Small/Mid-Cap Growth	9
Virtus Vontobel Global Opportunities Fund	234.6	MSCI AC World Index (net)	12.12	9.30
		Global Large-Cap Growth	16
Virtus WCM International Equity Fund	98.2	MSCI EAFE(R) Index (net)	10.68	7.83
		International Large-Cap Growth	14
Virtus KAR Global Quality Dividend Fund	55.6	Russell Developed Large Cap Index	6.11	10.78
		Global Equity Income Funds	66
Virtus KAR Emerging Markets Small-Cap Fund	14.1	MSCI Emerging Markets Small Cap Index (net)	8.3	8.44
		Emerging Markets Funds	55
Virtus Rampart Global Equity Trend Fund	13.7	MSCI AC World Index (net)	2.41	9.30
		Global Multi-Cap Growth	99
Virtus Vontobel Greater European Opportunities Fund	11.6	MSCI Europe Index (net)	8.12	6.69
		European Region Funds	29

			Three-Year:	Three-Year
		Benchmark Index	Average Return (1)	Benchmark Index
Fund Type/Name	Assets	Lipper Peer Group	Peer Group Ranking (2)	Return (3)
Retail Funds	($ in millions)		(%)	(%)
Global Funds
Virtus G.F. Multi-Sector Short Duration Bond Fund	82.6	Bloomberg Barclays U.S. Intermediate Aggregate Bond Index	2.06	1.82
		N/A	43
Virtus G.F. U.S. Small Cap Focus Fund	14.7	Russell 2000(R) Index	16.34	9.96
		N/A	1
Variable Insurance Funds
Virtus KAR Capital Growth Series	224.3	Russell 1000(R) Growth Index	13.8	13.79
		Multi-Cap Growth Funds	9
Virtus Duff & Phelps International Series	183.5	MSCI EAFE(R) Index (net)	0.71	7.80
		International Large-Cap Growth	97
Virtus Newfleet Multi-Sector Intermediate Bond Series	131.7	Bloomberg Barclays U.S. Aggregate Bond Index	4.82	2.24
		General Bond Funds	10
Virtus Rampart Enhanced Core Equity Series	111.5	S&P 500(R) Index	7.01	11.41
		Multi-Cap Core Funds	93
Virtus Strategic Allocation Series	96.7	Strategic Allocation Series Linked Benchmark	4.31	8.34
		Mixed-Asset Target Allocation Moderate Funds	92
Virtus KAR Small-Cap Value Series	94.6	Russell 2000(R) Value Index	14.46	9.55
		Small-Cap Growth Funds	7
Virtus KAR Small-Cap Growth Series	81.6	Russell 2000(R) Growth Index	21.34	10.28
		Small-Cap Growth Funds	3
Virtus Duff & Phelps Real Estate Securities Series	77.8	FTSE NAREIT Equity REITs Index	5.04	5.62
		Real Estate Funds	40
Other Funds (8)	159.7
	$43,077.6

(1)
Represents the average annual total return performance of the largest share class as measured by net assets for which performance data is available. Performance shown does not include the effect of applicable sales charges, if any. Had any applicable sales charges been reflected, performance would be lower than shown above.

(2)	Represents the peer ranking of the fund’s average annual total return according to Lipper. Fund returns are reported net of fees.

(3)
Represents the average annual total return of the benchmark index. Benchmark indices are unmanaged, their returns do not reflect any fees, expenses or sales charges, and they are not available for direct investment.

(4)
The Global Infrastructure Linked Benchmark consists of the FTSE Developed Core Infrastructure 50/50 Index (net). The Global Infrastructure Linked Benchmark prior to October 1, 2016 consisted of the MSCI World Infrastructure Sector Capped Index.

(5)
The Strategic Allocation Fund Linked Benchmark consists of 45% Russell 1000(R) Growth Index, 15% MSCI EAFE(R) Index and 40% Barclays U.S. Aggregate Bond Index. The Strategic Allocation Fund Linked Benchmark prior to September 7, 2016 consisted of 60% S&P 500(R) Index and 40% Barclays U.S. Aggregate Bond Index.

(6)
The Tactical Allocation Fund Linked Benchmark consists of 45% Russell 1000(R) Growth Index, 15% MSCI EAFE(R) Index and 40% Barclays U.S. Aggregate Bond Index. The Tactical Allocation Fund Linked Benchmark prior to September 7, 2016 consisted of 50% S&P 500(R) Index and 50% Barclays U.S. Aggregate Bond Index.

(7)
The Virtus Tax-Exempt Bond Linked Benchmark consists of the Bank of America Merrill Lynch 1-22 Year U.S. Municipal Securities Index, a subset of the Bank of America Merrill Lynch U.S. Municipal Securities Index.

(8)	Represents all funds that do not yet have a three-year average return based on their inception date, or funds with assets of less than $10.0 million.
Past performance does not guarantee future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost.

Operating Results

In 2017, total revenues increased 31.9% or $103.1 million to $425.6 million from $322.6 million in 2016 primarily due to $77.1 million of additional revenues as a result of the Acquisition. Operating income increased by 14.2% or $7.2 million to $58.0 million in 2017 from $50.8 million in 2016, primarily due to increased revenue from new affiliated managers as a result of the Acquisition and the impact from market appreciation, partially offset by increased amortization of intangible assets and operating expenses of $11.4 million and $26.3 million, respectively, related to acquisition and integration costs.

Assets Under Management by Product

The following table summarizes our assets under management by product:

	As of December 31,			Change
	2017	2016	2015	2017 vs. 2016%		2016 vs. 2015%
($ in millions)

Fund assets
Open-End Funds (1)	$43,077.6	$23,432.8	$28,882.1	$19,644.8	83.8%	$(5,449.3)	(18.9)%
Closed-End Funds	6,666.2	6,757.4	6,222.3	(91.2)	(1.3)%	535.1	8.6%
Exchange Traded Funds	1,039.2	596.8	340.8	442.4	74.1%	256.0	75.1%
Retail Separate Accounts	13,936.8	8,473.5	6,784.4	5,463.3	64.5%	1,689.1	24.9%
Institutional Accounts	20,815.9	5,492.7	4,799.7	15,323.2	279.0%	693.0	14.4%
Structured Products	3,298.8	613.1	356.0	2,685.7	438.1%	257.1	72.2%
Total Long-Term	88,834.5	45,366.3	47,385.3	43,468.2	95.8%	(2,019.0)	(4.3)%
Liquidity (3)	2,128.7	—	—	2,128.7	n/m	—	n/m
Total Assets Under Management	$90,963.2	$45,366.3	$47,385.3	$45,596.9	100.5%	$(2,019.0)	(4.3)%
Average Assets Under Management (2)	$70,212.4	$45,325.2	$52,310.5	$24,887.2	54.9%	$(6,985.3)	(13.4)%
Average Long-Term Assets Under Management (2)	$72,286.1	$45,325.2	$52,310.5	$26,960.9	59.5%	$(6,985.3)	(13.4)%

(1)	Represents assets under management of U.S. 1940 Act mutual funds and UCITS

(2)     Averages are calculated as follows:
- Funds - average daily or weekly balances
- Retail Separate Accounts - prior quarter ending balance or average of month-end balances in quarter
- Institutional Accounts - average of month-end balances in quarter

(3)     Represents assets under management in liquidity strategies, including open-end funds and institutional accounts

Asset Flows by Product

The following table summarizes asset flows by product:

Asset Flows by Product

($ in millions)	Years Ended December 31,
	2017	2016	2015
Open-End Funds (1)
Beginning balance	$23,432.8	$28,882.1	$37,514.2
Inflows	9,776.9	7,070.1	10,046.8
Outflows	(10,561.0)	(13,117.7)	(17,010.5)
Net flows	(784.1)	(6,047.6)	(6,963.7)
Market performance	5,107.0	898.7	(1,511.5)
Other (2)	15,321.9	(300.4)	(156.9)
Ending balance	$43,077.6	$23,432.8	$28,882.1
Closed-End Funds
Beginning balance	$6,757.4	$6,222.3	$7,581.4
Inflows	—	—	—
Outflows	(112.8)	(103.3)	—
Net flows	(112.8)	(103.3)	—
Market performance	444.4	794.9	(811.9)
Other (2)	(422.8)	(156.5)	(547.2)
Ending balance	$6,666.2	$6,757.4	$6,222.3
Exchange Traded Funds
Beginning balance	$596.8	$340.8	$—
Inflows	732.6	382.8	342.8
Outflows	(152.6)	(124.8)	(49.0)
Net flows	580.0	258.0	293.8
Market performance	21.5	20.3	(27.9)
Other (2)	(159.1)	(22.3)	74.9
Ending balance	$1,039.2	$596.8	$340.8
Retail Separate Accounts
Beginning balance	$8,473.5	$6,784.4	$6,884.8
Inflows	2,730.3	1,825.5	1,291.9
Outflows	(1,746.2)	(1,156.9)	(1,428.6)
Net flows	984.1	668.6	(136.7)
Market performance	1,996.1	1,023.5	70.7
Other (2)	2,483.1	(3.0)	(34.4)
Ending balance	$13,936.8	$8,473.5	$6,784.4
Institutional Accounts
Beginning balance	$5,492.7	$4,799.7	$4,296.5
Inflows	1,684.4	1,345.3	1,008.3
Outflows	(2,698.1)	(1,039.3)	(526.1)
Net flows	(1,013.7)	306.0	482.2
Market performance	1,339.4	412.6	46.2
Other (2)	14,997.5	(25.6)	(25.2)
Ending balance	$20,815.9	$5,492.7	$4,799.7
Structured Products
Beginning balance	$613.1	$356.0	$425.5
Inflows	474.3	316.3	—
Outflows	(345.8)	(70.3)	—
Net flows	128.5	246.0	425.5
Market performance	65.7	20.1	—
Other (2)	2,491.5	(9.0)	(69.5)
Ending balance	$3,298.8	$613.1	$356.0

Total Long-Term
Beginning balance	$45,366.3	$47,385.3	$56,702.4
Inflows	15,398.5	10,940.0	12,689.8
Outflows	(15,616.5)	(15,612.3)	(19,014.2)
Net flows	(218.0)	(4,672.3)	(6,324.4)
Market performance	8,974.1	3,170.1	(2,234.4)
Other (2)	34,712.1	(516.8)	(758.3)
Ending balance	$88,834.5	$45,366.3	$47,385.3
Liquidity
Beginning balance	$—	$—	$—
Other (2)	2,128.7	—	—
Ending balance	$2,128.7	$—	$—
Total
Beginning balance	$45,366.3	$47,385.3	$56,702.4
Inflows	15,398.5	10,940.0	12,689.8
Outflows	(15,616.5)	(15,612.3)	(19,014.2)
Net flows	(218.0)	(4,672.3)	(6,324.4)
Market performance	8,974.1	3,170.1	(2,234.4)
Other (2)	36,840.8	(516.8)	(758.3)
Ending balance	$90,963.2	$45,366.3	$47,385.3

(1)	Represents assets under management of U.S. 1940 Act mutual funds and UCITS

(2)
Represents open-end and closed-end mutual fund distributions, net of reinvestments, net flows from non-sales related activities such as asset acquisitions/(dispositions), marketable securities investments/(withdrawals), the impact on assets from the use of leverage and the net change in assets for liquidity strategies

The following table summarizes our assets under management by asset class:

	December 31,			Change
	2017	2016	2015	2017 vs. 2016%		2016 vs. 2015%
($ in millions)
Asset Class
Equity	$45,779.8	$25,822.3	$28,314.9	$19,957.5	77.3%	$(2,492.6)	(8.8)%
Fixed income	38,740.0	15,523.6	15,115.6	23,216.4	149.6%	408.0	2.7%
Alternatives (1)	4,314.7	4,020.4	3,954.8	294.3	7.3%	65.6	1.7%
Liquidity (2)	2,128.7	—	—	2,128.7	N/M	—	N/M
Total	$90,963.2	$45,366.3	$47,385.3	$45,596.9	100.5%	$(2,019.0)	(4.3)%

(1)	Consists of real estate securities, master-limited partnerships, option strategies and other

(2)	Represents assets under management in liquidity strategies, including open-end funds and institutional accounts

Average Assets Under Management and Average Fees Earned
The following table summarizes the average management fees earned in basis points and average assets under management:

	December 31,
($ in millions, except average fee earned data which is in basis points)	Average Fee Earned (expressed in basis points)			Average Assets Under Management ($ in millions) (2)
	2017	2016	2015	2017	2016	2015
Products
Open-End Funds (1)	49.7	49.3	48.2	$34,932.6	$25,551.7	$33,290.1
Closed-End Funds	66.0	65.8	66.7	6,770.0	6,583.6	6,946.3
Exchange Traded Funds	25.0	31.4	23.6	890.8	406.3	179.3
Retail Separate Accounts	48.6	54.3	54.1	11,001.2	7,273.9	6,863.8
Institutional Accounts	32.1	37.3	35.9	14,515.0	5,009.4	4,634.6
Structured Products	40.8	44.2	23.5	2,102.8	500.3	396.4
All Long-Term Products	46.9	50.9	50.1	70,212.4	45,325.2	52,310.5
Liquidity (3)	8.0	—	—	2,073.7	—	—
All Products	45.8	50.9	50.1	$72,286.1	$45,325.2	$52,310.5

(1)	Represents assets under management of U.S. 1940 Act mutual funds and UCITS
(2)     Averages are calculated as follows:
- Funds - average daily or weekly balances
- Retail Separate Accounts - prior quarter ending balance or average of month-end balances in quarter
- Institutional Accounts - average of month-end balances in quarter
(3)     Represents assets under management in liquidity strategies, including open-end funds and institutional accounts

Average fees earned represent investment management fees net of fees paid to third-party service providers for investment management related services and investment management fees earned from consolidated investment products, divided by average net assets. Open-end mutual fund, closed-end fund and exchange traded fund fees are calculated based on average daily or weekly net assets. Retail separate account fees are calculated based on the end of the preceding or current quarter’s asset values or on an average of month-end balances. Institutional account fees are calculated based on an average of month-end balances or current quarter’s asset values. Structured product fees are calculated based on a combination of the underlying cash flows and the principal value of the product. Average fees earned will vary based on several factors, including the asset mix and reimbursements to funds.

Year ended December 31, 2017 compared to year ended December 31, 2016. The average fee rate earned for 2017 decreased by 5.1 basis points compared to the same period in the prior year, primarily due to the impact of the lower blended fee rate of the assets from the Acquisition. The product categories most impacted were institutional accounts and retail separate accounts, where the additional assets were primarily in fixed income strategies. The 0.4 basis point increase in average fees earned on open-end funds was primarily attributable to market appreciation and positive net flows in higher fee equity products.

Year ended December 31, 2016 compared to year ended December 31, 2015. The average fee rate earned for 2016 increased 0.8 basis points as compared to the prior year, primarily related to a 1.1 basis point increase in the open-end fund average fee rate. The increase in the open-end fund average fee rate was primarily attributable to a negative $13.3 million variable incentive fee from one mutual fund during 2015. The average fee rate increase in institutional accounts in 2016 compared to 2015 was primarily due to net flows into higher fee products and incentive fees earned in 2016 on a structured product that was redeemed during the second half of 2016. Excluding the variable incentive fee, the open-end fund fee rate would have decreased to 50.0 basis points in 2016 from 52.2 in 2015 primarily due to higher level of fund reimbursements in 2016.

Results of Operations
Summary Financial Data

	Years Ended December 31,			Change
	2017	2016	2015	2017 vs. 2016%		2016 vs. 2015%
($ in thousands)
Investment management fees	$331,075	$235,230	$264,865	$95,845	40.7%	$(29,635)	(11.2)%
Other revenue	94,532	87,324	117,112	7,208	8.3%	(29,788)	(25.4)%
Total revenues	425,607	322,554	381,977	103,053	31.9%	(59,423)	(15.6)%
Total operating expenses	367,572	271,740	301,599	95,832	35.3%	(29,859)	(9.9)%
Operating income (loss)	58,035	50,814	80,378	7,221	14.2%	(29,564)	(36.8)%
Other income (expense), net	18,161	8,819	(26,650)	9,342	105.9%	35,469	(133.1)%
Interest income (expense), net	4,233	10,174	13,915	(5,941)	(58.4)%	(3,741)	(26.9)%
Income (loss) before income taxes	80,429	69,807	67,643	10,622	15.2%	2,164	3.2%
Income tax expense (benefit)	40,490	21,044	36,972	19,446	92.4%	(15,928)	(43.1)%
Net income (loss)	39,939	48,763	30,671	(8,824)	(18.1)%	18,092	59.0%
Noncontrolling interests	(2,927)	(261)	4,435	(2,666)	1,021.5%	(4,696)	(105.9)%
Net income (loss) attributable to stockholders	$37,012	$48,502	$35,106	$(11,490)	(23.7)%	$13,396	38.2%
Preferred stockholder dividends	(8,336)	—	—	(8,336)	N/M	$—	N/M
Net Income (Loss) Attributable to Common Stockholders	28,676	48,502	35,106	(19,826)	(40.9)%	$13,396	38.2%
Earnings (loss) per share - diluted	$3.96	$6.20	$3.92	$(2.24)	(36.1)%	$2.28	58.2%

Revenues

Revenues by source were as follows:

	Years Ended December 31,			Change
($ in thousands)	2017	2016	2015	2017 vs. 2016%		2016 vs. 2015%
Investment management fees
Open-end funds	$175,260	$129,542	$163,243	$45,718	35.3%	$(33,701)	(20.6)%
Closed-end funds	44,687	43,342	46,328	1,345	3.1%	(2,986)	(6.4)%
Exchange traded funds	2,315	1,273	423	1,042	81.9%	850	200.9%
Retail separate accounts	54,252	40,155	37,296	14,097	35.1%	2,859	7.7%
Institutional accounts	46,600	18,707	16,643	27,893	149.1%	2,064	12.4%
Structured products	6,302	2,211	932	4,091	185.0%	1,279	137.2%
Liquidity products	1,659	—	—	1,659	100.0%	—	—%
Total investment management fees	331,075	235,230	264,865	95,845	40.7%	(29,635)	(11.2)%
Distribution and service fees	44,322	48,250	67,066	(3,928)	(8.1)%	(18,816)	(28.1)%
Administration and shareholder service fees	48,996	38,261	48,247	10,735	28.1%	(9,986)	(20.7)%
Other income and fees	1,214	813	1,799	401	49.3%	(986)	(54.8)%
Total revenues	$425,607	$322,554	$381,977	$103,053	31.9%	$(59,423)	(15.6)%

Investment Management Fees

Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payments.

Year ended December 31, 2017 compared to year ended December 31, 2016. Investment management fees increased by $95.8 million or 40.7% for the year ended December 31, 2017 due to a 59.5%, or $27.0 billion increase in average assets under management, primarily as a result of the Acquisition as well as positive market performance for the year. The year ended December 31, 2017 included approximately $77.1 million of investment management fee revenues from the additional assets from the Acquisition.

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

Distribution and Service Fees
Distribution and service fees are asset-based fees earned from open-end funds for distribution services.

Year ended December 31, 2017 compared to year ended December 31, 2016. Distribution and service fees decreased by $3.9 million or 8.1% for the year ended December 31, 2017 due to lower average open-end assets under management in share classes that have distribution and service fees.

Year ended December 31, 2016 compared to year ended December 31, 2015. Distribution and service fees decreased by $18.8 million or 28.1% for the year ended December 31, 2016 due to lower average open-end assets under management in share classes that have distribution and service fees.

Administration and Shareholder Servicing Fees
Administration and shareholder servicing fees represent fees earned for fund administration and shareholder services from our open-end mutual funds and certain of our closed-end funds.

Year ended December 31, 2017 compared to year ended December 31, 2016. Fund administration and shareholder servicing fees increased $10.7 million or 28.1% for the year ended December 31, 2017 primarily due to $9.8 million in additional administration and transfer agent fees as a result of the additional assets and funds from the Acquisition which more than offset higher fund expense reimbursements included in net investment management fees.

Year ended December 31, 2016 compared to year ended December 31, 2015. Fund administration and shareholder servicing fees decreased $10.0 million or 20.7% for the year ended December 31, 2016 primarily due to lower average assets under management.

Other Income and Fees
Other income and fees primarily represent contingent sales charges earned from investor redemptions of certain shares sold without a front-end sales charge.

Year ended December 31, 2017 compared to year ended December 31, 2016. Other income and fees increased $0.4 million or 49.3% primarily due to a $0.5 million increase in other income related to the recovery of costs from a third-party service provider during the first quarter of 2017.

Year ended December 31, 2016 compared to year ended December 31, 2015. Other income and fees decreased $1.0 million or 54.8% primarily due to a decrease in contingent sales charges paid as a result of lower redemptions in fund share classes subject to those charges.

Operating Expenses

Operating expenses by category were as follows:

	Years Ended December 31,			Change
	2017	2016	2015	2017 vs. 2016%		2016 vs. 2015%
($ in thousands)
Operating expenses
Employment expenses	$191,394	$135,641	$137,095	$55,753	41.1%	$(1,454)	(1.1)%
Distribution and other asset-based expenses	71,987	69,049	89,731	2,938	4.3%	(20,682)	(23.0)%
Other operating expenses	77,941	57,227	68,035	20,714	36.2%	(10,808)	(15.9)%
Restructuring and severance	10,580	4,270	—	6,310	147.8%	4,270	100.0%
Depreciation and amortization expense	15,670	5,553	6,738	10,117	182.2%	(1,185)	(17.6)%
Total operating expenses	$367,572	$271,740	$301,599	$95,832	35.3%	$(29,859)	(9.9)%

Employment Expenses
Employment expenses primarily consist of fixed and variable compensation and related employee benefit costs.

Year ended December 31, 2017 compared to year ended December 31, 2016. Employment expenses of $191.4 million increased $55.8 million or 41.1% from the prior year ended December 31, 2016. The increase reflected $30.9 million of employment expenses as a result of the June 1, 2017 addition of employees from the Acquisition, higher sales-based and profit-based compensation, due to a 40.7% increase in total sales and increased profits at our affiliates.

Year ended December 31, 2016 compared to year ended December 31, 2015. Employment expenses of $135.6 million decreased $1.5 million or 1.1% primarily due to a reduction in variable profit and sales-based compensation.

Distribution and Other Asset-Based Expenses

Distribution and other asset-based expenses consist primarily of payments to third-party distribution partners for providing services to investors in our funds and payments to third-party service providers for investment management-related services. These payments are primarily based on percentages of assets under management or revenues. These expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized on a straight line basis over the periods over which commissions are generally recovered from distribution fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares.

Year ended December 31, 2017 compared to year ended December 31, 2016. Distribution and other asset-based expenses increased $2.9 million or 4.3% in the year ended December 31, 2017 primarily due to increased asset-based shareholder service fees to financial intermediaries related to mutual funds from the Acquisition.

Year ended December 31, 2016 compared to year ended December 31, 2015. Distribution and administrative expenses decreased $20.7 million or 23.0% in the year ended December 31, 2016 primarily due to lower average open-end fund assets under management and a lower percentage of assets under management in share classes where we pay distribution expenses.

Other Operating Expenses
Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and distribution related costs, rent and occupancy expenses, operating expenses of our consolidated investment products and other miscellaneous costs.

Year ended December 31, 2017 compared to year ended December 31, 2016. Other operating expenses increased $20.7 million or 36.2% to $77.9 million for the year ended December 31, 2017 from the prior year primarily due to $9.7 million of acquisition and integration expenses, primarily from professional fees and other operating expenses relating to the Acquisition. Other operating expenses for the year ended December 31, 2017 also included $1.5 million in higher operating expenses of our consolidated investment products, primarily attributable to the addition of four consolidated investment products as a result of the Acquisition.

Year ended December 31, 2016 compared to year ended December 31, 2015. Other operating expenses decreased $10.8 million, or 15.9%, to $57.2 million for the year ended December 31, 2016 from the prior year primarily due to a $16.5 million loss contingency settled and paid in 2015, partially offset by $3.3 million of expenses incurred in 2016 related to the Acquisition. Other operating expenses of consolidated investment products for the year ended December 31, 2016 increased by $2.8 million over the prior year primarily due to expenses associated with the issuance of a CLO.

Restructuring and Severance

Year ended December 31, 2017 compared to year ended December 31, 2016. During the year ended December 31, 2017, we incurred $10.6 million in restructuring and severance costs primarily related to the Acquisition, which resulted in $9.6 million in severance costs related to staff reductions and $1.0 million in restructuring costs related to future lease obligations and leasehold improvement write-offs. We incurred $4.3 million, in restructuring and severance costs for the year ended December 31, 2016. Approximately $3.9 million was related to severance costs associated with staff reductions, primarily in business support areas and $0.4 million related to future lease obligations and leasehold improvements for vacated office space.

Year ended December 31, 2016 compared to year ended December 31, 2015. We incurred $4.3 million primarily related to severance costs for the year ended December 31, 2016. Approximately $3.9 million was related to severance costs associated with staff reductions, primarily in business support areas and $0.4 million related to future lease obligations and leasehold improvements for vacated office space.

Depreciation and Amortization Expense
Depreciation and amortization expense consists primarily of the straight-line depreciation of furniture, equipment and leasehold improvements as well as the amortization of definite-lived intangible assets, both over their estimated useful lives.

Year ended December 31, 2017 compared to year ended December 31, 2016. Depreciation and amortization expense increased $10.1 million or 182.2% to $15.7 million for the year ended December 31, 2017 primarily due to an increase in definite lived intangible assets as a result of the Acquisition.

Year ended December 31, 2016 compared to year ended December 31, 2015. Depreciation and amortization expense decreased $1.2 million or 17.6% to $5.6 million for the year ended December 31, 2016 primarily due to certain intangible assets becoming fully amortized.

Other Income (Expense), net

Other Income (Expense), net by category were as follows:

	Years Ended December 31,			Change
	2017	2016	2015	2017 vs. 2016%		2016 vs. 2015%
($ in thousands)
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	$2,973	$4,982	$(862)	$(2,009)	(40.3)%	$5,844	678.0%
Realized and unrealized gain (loss) on investments of consolidated investment products, net	13,553	2,748	(26,686)	10,805	393.2%	29,434	110.3%
Other income (expense), net	1,635	1,089	898	546	50.1%	191	21.3%
Total Other Income (Expense), net	$18,161	$8,819	$(26,650)	$9,342	105.9%	$35,469	133.1%

Realized and unrealized gain (loss) on investments, net

Year ended December 31, 2017 compared to year ended December 31, 2016. Realized and unrealized gain (loss) on investments, net decreased for the year ended December 31, 2017 by $2.0 million from the prior year. The realized and unrealized gains on investments, net during the year ended December 31, 2017 were primarily attributable to unrealized gains on our domestic equity strategies. The realized and unrealized gains on investments, net during the year ended December 31,

2016 primarily consisted of a realized gain of approximately $2.9 million on the sale of one of our equity method investments and unrealized gains of $1.3 million from small cap and emerging market equity strategies.

Year ended December 31, 2016 compared to year ended December 31, 2015. Realized and unrealized gain (loss) on investments, net increased for the year ended December 31, 2016 by $5.8 million compared to the prior year primarily due to unrealized gains of $1.3 million from small cap and emerging market equity strategies and a realized gain of approximately $2.9 million on the sale of one of our equity method investments during 2016 as compared to $5.0 million in unrealized losses in the prior year, which was primarily related to our marketable securities in emerging market and international strategies.

Realized and unrealized gain (loss) on investments of consolidated investment products, net

Year ended December 31, 2017 compared to year ended December 31, 2016. Realized and unrealized gains, net on investments of consolidated investment products increased to $13.6 million for the year ended December 31, 2017 from $2.7 million in the prior year. The increase primarily consisted of $15.3 million in changes on the note payable as a result of applying the measurement alternative of ASU 2014-13, partially offset by unrealized losses of $1.8 million on the investments of our CIPs.

Year ended December 31, 2016 compared to year ended December 31, 2015. Realized and unrealized gains, net on investments of consolidated investment products were $2.7 million for the year ended December 31, 2016 compared with $26.7 million in the prior year. The realized and unrealized gains for the year ended December 31, 2016 were primarily attributable to unrealized gains related to emerging markets debt and target date retirement strategies and a master limited partnership fund. The realized and unrealized loss for the year ended December 31, 2015 was primarily attributable to unrealized losses on alternative and emerging markets debt strategies.

Interest Income, net

Interest Income, (Expense), net by category were as follows:

	Years Ended December 31,			Change
	2017	2016	2015	2017 vs. 2016%		2016 vs. 2015%
($ in thousands)
Interest Income (Expense)
Interest expense	$(12,007)	$(679)	$(523)	$(11,328)	1,668.3%	$(156)	(29.8)%
Interest and dividend income	2,160	1,743	$1,261	417	23.9%	482	38.2%
Interest and dividend income of investments of consolidated investment products	49,323	20,402	$13,661	28,921	141.8%	6,741	49.3%
Interest expense of consolidated investment products	(35,243)	(11,292)	(484)	(23,951)	212.1%	(10,808)	2,233.1%
Total Interest Income, net	$4,233	$10,174	$13,915	$(5,941)	(58.4)%	$(3,741)	(26.9)%

Interest expense

Year ended December 31, 2017 compared to year ended December 31, 2016. Interest expense increased $11.3 million for the year ended December 31, 2017 compared to the prior year due to the write-off of $1.1 million in unamortized deferred financing costs as a result of the termination of a prior credit facility and, $1.2 million in delayed draw fees associated with our new credit agreement and a higher average level of debt outstanding compared to the same period in the prior year.

Year ended December 31, 2016 compared to year ended December 31, 2015. Interest expense increased $0.2 million for the year ended December 31, 2016 compared to the prior year due to a higher average level of debt outstanding.

Interest and dividend income
Interest and dividend income consists of interest and dividend income earned on cash equivalents and our marketable securities.

Year ended December 31, 2017 compared to year ended December 31, 2016. Interest and dividend income increased $0.4 million or 23.9% in 2017 compared to the prior year primarily due to a higher concentration of dividend paying marketable securities during 2017 compared to the prior year.

Year ended December 31, 2016 compared to year ended December 31, 2015. Interest and dividend income increased $0.5 million or 38.2% in 2016 compared to the prior year primarily due to an increase in our marketable securities.

Interest and Dividend Income of Investments of Consolidated Investment Products

Year ended December 31, 2017 compared to year ended December 31, 2016. Interest and dividend income of consolidated investment products increased $28.9 million or 141.8% compared to the prior year primarily due a higher balance of investments of our consolidated investment products compared to prior year.

Year ended December 31, 2016 compared to year ended December 31, 2015. Interest and dividend income of consolidated investment products increased $6.7 million or 49.3% compared to the prior year primarily due to the full year of interest on investments of the consolidated investment product compared to a partial year in 2015, and the higher balance of investments of the consolidated investment product in 2016 as the CLO ramped up its portfolio size at issuance.

Interest Expense of Consolidated Investment Products ("CIPs")

Year ended December 31, 2017 compared to year ended December 31, 2016. Interest expense increased by $24.0 million, or 212.1% compared to the prior year primarily due to higher average debt balances for our CIPs.

Year ended December 31, 2016 compared to year ended December 31, 2015. Interest expense of CIPs increased by $10.8 million, or 2,233.1%, compared to the prior year primarily due to higher average debt balances for our CIPs.

Income Tax Expense

Year ended December 31, 2017 compared to year ended December 31, 2016. The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 50.3% and 30.1% for 2017 and 2016, respectively. On December 22, 2017, the Tax Cuts and Jobs Act (the Tax Act) was enacted, which among other items reduced the federal corporate tax rate to 21% effective January 1, 2018. The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 118, which specifies, among other things, that reasonable estimates of the income tax effects of the Tax Act should be used, if determinable. Accordingly, financial results for 2017 included an increase in income tax expense of $13.1 million resulting primarily from the revaluation of deferred tax assets to reflect the new federal corporate tax rate.

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

Liquidity and Capital Resources
Certain Financial Data
The following tables summarize certain financial data relating to our liquidity and capital resources:

	December 31,			Change
($ in thousands)	2017	2016	2015	2017 vs. 2016%		2016 vs. 2015%
Balance Sheet Data
Cash and cash equivalents	$132,150	$64,588	$87,574	$67,562	104.6%	$(22,986)	(26.2)%
Investments	108,492	89,371	56,738	19,121	21.4%	32,633	57.5%
Deferred taxes, net	32,428	47,535	54,143	(15,107)	(31.8)%	(6,608)	(12.2)%
Debt	248,320	30,000	—	218,320	727.7%	30,000	100.0%
Total equity	605,224	321,673	509,457	283,551	88.1%	(187,784)	(36.9)%

	Years Ended December 31,			Change
($ in thousands)	2017	2016	2015	2017 vs. 2016%		2016 vs. 2015%
Cash Flow Data
Provided by (used in)
Operating activities	$(182,692)	$30,522	$(209,430)	$(213,214)	(698.6)%	$239,952	114.6%
Investing activities	(416,994)	3,079	(6,438)	(420,073)	(13,643.2)%	9,517	147.8%
Financing activities	750,464	(48,298)	109,948	798,762	(1,653.8)%	(158,246)	(143.9)%

Overview

At December 31, 2017, we had $132.2 million of cash and cash equivalents and $66.4 million of investments in marketable securities compared to $64.6 million of cash and cash equivalents and $74.9 million of investments in marketable securities at December 31, 2016. At December 31, 2017, with respect to our credit agreement (“Credit Agreement”), we had $259.4 million outstanding under our seven-year term debt ("Term Loan") and no outstanding borrowings under our $100.0 million revolving credit facility (the "Credit Facility"). On February 15, 2018, we amended our Credit Agreement that resulted in $105.0 million of additional Term Loan commitments to fund, in part, the proposed acquisition of SGA. The $105.0 million will be drawn at the closing of the SGA acquisition and subject to a delayed draw fee. In addition, the amended Credit Agreement removed the financial maintenance covenant on the Term Loan and replaced the existing financial maintenance covenant on the $100.0 million Credit Facility with a net leverage ratio covenant, defined as net debt divided by EBITDA, set at 2.5 to 1, that is in place when $30.0 million or more has been drawn down on the revolving credit facility. As of December 31, 2017, we had $127.2 million of net debt, which resulted in a net leverage ratio of 0.74:1.0 as of December 31, 2017.

In February 2017, we issued 1,046,500 shares of common stock and 1,150,000 shares of 7.25% mandatory convertible preferred stock in a public offering, including over-allotments, for net proceeds of $220.5 million, after underwriting discounts, commissions and other offering expenses. We used the net proceeds of these offerings, together with cash on hand, 213,699 shares of our common stock, proceeds from the sale of investments and net borrowings of approximately $244.1 million from the new credit agreement, as described below, to finance the Acquisition and pay related fees and expenses.

Uses of Capital

Our main uses of capital related to operating activities include payments of annual incentive compensation, interest payments on our indebtedness, income tax, and other operating expenses, which primarily consist of investment research and technology costs, professional fees, distribution and occupancy costs. Annual incentive compensation which is one of the largest annual operating cash expenditures, is paid in the first quarter of the year. In the first quarter of 2017 and 2016, we paid approximately $39.7 million and $42.5 million, respectively, in incentive compensation earned during the years ended December 31, 2016 and 2015, respectively.

In addition to operating activities, other uses of cash could or will include (i) integration costs, including severance, related to potential acquisitions, if any; (ii) investments in our organic growth, including our distribution efforts and launches of new products; (iii) seeding or investing in new products, including seeding funds or sponsoring CLO issuances; (iv) principal payments on debt outstanding; (v) dividend payments to preferred and common stockholders; (vi) investments in our infrastructure; and (vii) investments in inorganic growth opportunities as they arise. Although we continuously monitor working capital to ensure adequate resources are available for near-term liquidity requirements, our liquidity could be impacted by certain contingencies, including any legal or regulatory matters as described in Note 10 of our consolidated financial statements.

Capital and Reserve Requirements

We operate two broker-dealer subsidiaries registered with the SEC that are subject to certain rules regarding minimum net capital. The broker-dealers are required to maintain a ratio of “aggregate indebtedness” to “net capital,” as defined, which may not exceed 15 to 1, and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us including additional reporting requirements, a lower required ratio of aggregate indebtedness to net capital or interruption of our business. At December 31, 2017 and 2016, the ratio of aggregate indebtedness to net capital of our broker-dealers was below the maximum allowed, and net capital was significantly greater than the required minimum.

Balance Sheet

Cash and cash equivalents consist of cash in banks and money market fund investments. Investments consist primarily of investments in our affiliated mutual funds. Consolidated investment products primarily represent investment products to which we provide investment management services and where we have either a controlling financial interest or we are considered the primary beneficiary of an investment product that is a considered a variable interest entity.

Operating Cash Flow

Net cash used in operating activities of $182.7 million for 2017 decreased by $213.2 million from net cash provided by operating activities of $30.5 million in 2016. The decrease was primarily due to an increase in net purchases of investments of our consolidated investment products.

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

Investing Cash Flow

Cash flows from investing activities consist primarily of capital expenditures and other investing activities related to our business operations. Net cash used in investing activities of $417.0 million for 2017 decreased by $420.1 million from net cash provided by investing activities of $3.1 million in 2016. The primary investing activities for the year ended December 31, 2017 were $393.4 million of net cash used for the Acquisition and $21.4 million for the purchase of available for sale securities.

Net cash provided by investing activities of $3.1 million for 2016 increased by $9.5 million from net cash used in investing activities of $6.4 million in 2015. The primary investing activities in 2016 were cash inflows of $8.6 million related to the sale of an equity method investment, offset by outflows of $2.0 million due to capital expenditures and contributions to equity method investments of $2.5 million.

Financing Cash Flow

Cash flows provided by financing activities consist primarily of the issuance of common and preferred stock, return of capital through repurchases of common shares, dividends, withholding obligations for the net share settlement of employee share transactions, and contributions to noncontrolling interests related to our consolidated investment products. Net cash provided by financing activities increased $798.8 million to $750.5 million in 2017 compared to net cash used in financing activities of $48.3 million in the prior year. The primary reason for the increase was due to cash raised of $220.5 million related to the issuance of preferred stock and common stock, net of issuance costs paid, $244.1 million in term loan borrowings, net of issuance costs paid, and $369.0 million in net borrowings of our consolidated investment products. These financing cash inflows were partially offset by the repayments of $30.0 million on our terminated credit facility.

Net cash used in financing activities decreased $158.2 million to $48.3 million in 2016 compared to net cash provided by financing activities of $109.9 million in the prior year. The decrease was primarily due to cash outflows related to the repayment of debt of the CLO of $152.6 million and increased share repurchases of $153.8 million, offset by cash inflows of $316.3 million related to the issuance of notes payable by the CLO and borrowings on our Credit Facility of $30.0 million.

Credit Agreement

On June 1, 2017, in a connection with the Acquisition, the Company entered into a new credit agreement ("Credit Agreement") comprising a $260.0 million of seven-year term debt ("Term Loan") and a $100.0 million five-year revolving credit facility ("Credit Facility"). The Company's previous revolving credit facility and debt financing commitment were terminated. As a result, the Company expensed approximately $1.1 million of unamortized deferred financing costs related to the previous senior unsecured revolving credit facility. The Company borrowed the full $260.0 million under the Term Loan on June 1, 2017 to fund a portion of the purchase price of the Acquisition, and at December 31, 2017, $259.4 million was outstanding.

Amounts outstanding under the Credit Agreement for the Term Loan and the Credit Facility bear interest at an annual rate equal to, at the option of the Company, either (i) LIBOR (adjusted for reserves) for interest periods of one, two, three or six months (or, solely in the case of the Credit Facility, if agreed to by each relevant Lender, twelve months or periods less than one month), subject to a “floor” of 0% for the Credit Facility and 0.75% for the Term Loan; or (ii) an alternate base rate, in either case plus an applicable margin. The applicable margins are set initially at 3.75%, in the case of LIBOR-based loans, and 2.75%, in the case of alternate base rate loans, and will range from 3.50% to 3.75%, in the case of LIBOR-based loans, and 2.50% to 2.75%, in the case of alternate base rate loans, based on the secured net leverage ratio of the Company as of the last day of the preceding fiscal quarter. Interest is payable on the last day of each interest period with respect to LIBOR-based loans, but at least at three-month intervals, and quarterly in arrears with respect to alternate base rate loans (but, in the case of LIBOR-based loans with an interest period of more than three months).

The obligations of the Company under the Credit Agreement are guaranteed by certain of its subsidiaries (the “Guarantors”) and secured by substantially all of the assets of the Company and the Guarantors, subject to customary exceptions. The Credit Agreement contains customary affirmative and negative covenants, including covenants that affect, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, merge or dissolve, make investments, dispose of assets, engage in sale and leaseback transactions, purchase shares of our common stock, make distributions and dividends and pre-payments of junior indebtedness, engage in transactions with affiliates, enter into restrictive agreements, amend documentation governing junior indebtedness, modify its fiscal year, or modify its organizational documents, subject to customary exceptions, thresholds, qualifications and “baskets.” In addition, the Credit Agreement contains a financial maintenance covenant requiring a maximum leverage ratio as of the last day of each of the trailing four fiscal quarter periods, of no greater than the levels set forth in the Credit Agreement.

At any time, upon timely notice, the Company may terminate the Credit Agreement in full, reduce the commitment under the Credit Facility in minimum specified increments, or prepay the Term Loan in whole or in part, subject to the payment of breakage fees with respect to LIBOR-based loans.

On February 15, 2018, the Company amended its Credit Agreement to increase the Term Loan by $105.0 million to fund, in part, the proposed acquisition of SGA.  The $105.0 million will be drawn at the closing of the SGA acquisition and subject to a delayed draw fee.  In addition, the amended Credit Agreement removed the financial maintenance covenant on the Term Loan and replaced the existing financial maintenance covenant on the $100.0 million Credit Facility with a net leverage ratio covenant, defined as net debt divided by EBTIDA, set at 2:5 to 1, that is in place when $30.0 million or more is outstanding on the Credit Facility.

Term Loan

The Term Loan, which was priced on March 2, 2017, had a delayed draw fee of $1.2 million between March 2, 2017 and the closing date of June 1, 2017. The Term Loan amortizes at the rate of 1.00% per annum payable in equal quarterly installments and will be mandatorily repaid with: (i) 50% of the Company’s excess cash flow on an annual basis, beginning with the fiscal year ended December 31, 2018, stepping down to 25% if the Company’s secured net leverage ratio declines below 1.0, and further stepping down to 0% if the Company’s secured net leverage ratio declines below 0.5; (ii) the net proceeds of certain asset sales, casualty or condemnation events, subject to customary reinvestment rights; and (iii) the proceeds of any indebtedness incurred other than indebtedness permitted to be incurred by the Credit Agreement.

Credit Facility

At December 31, 2017, no amounts were outstanding under the Credit Facility. The Company has the right, subject to customary conditions specified in the Credit Agreement, to request additional revolving credit facility commitments and additional term loans to be made under the Credit Agreement up to an aggregate amount equal to the sum of $75.0 million and an amount subject to a pro forma secured net leverage ratio of the Company of no greater than 1.75 to 1.00. Under the terms of the Credit Agreement, the Company is required to pay a quarterly commitment fee on the average unused amount of the Credit Facility, which fee is initially set at 0.50% and will, following the first delivery of certain financial reports required under the Credit Agreement, range from 0.375% to 0.50%, based on the secured net leverage ratio of the Company as of the last day of the preceding fiscal quarter, as reflected in such financial reports.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2017:

	Payments Due
($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Lease obligations	$24.4	$6.8	$12.3	$3.2	$2.1
Term Loan (1)	340.0	13.2	37.7	289.1	—
Credit Facility, including commitment fee (1)	2.2	0.5	1.5	0.2	—
Notes payable of consolidated investment products, including interest (2)	1,975.6	50.5	151.4	101.0	1,672.7
Minimum payments on service contracts (3)	4.4	3.3	1.1	—	—
Total	$2,346.6	$74.3	$204.0	$393.5	$1,674.8

(1)
At December 31, 2017, we had $259.4 million outstanding under our Term Loan and no amount outstanding under our Credit Facility which has a variable interest rate. Payments due are estimated based on the variable interest rate and commitment fee rate in effect on December 31, 2017.

(2)
At December 31, 2017, notes payable of $1.5 billion were outstanding related to our CIPs. The CIPs have note obligations that bear interest at variable rates based on LIBOR plus a pre-defined spread ranging from 1.0% to 8.75%. The principal amounts outstanding on the note obligations issued by the CIPs mature ranging from April 2018 to January 2029, depending on the CIP. The investors in the CIPs have no recourse to our general assets for the debt issued by the CIPs. Therefore, this debt is not our obligation.

(3)
Service contracts include contractual amounts that will be due to purchase goods and services to be used in our operations and may be canceled at earlier times than those indicated under certain conditions that may include termination fees.

Impact of New Accounting Standards

For a discussion of accounting standards, see Note 2 to our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support nor do we engage in any leasing activities that expose us to any liability that is not reflected in our consolidated financial statements.

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

Consolidation

The consolidated financial statements include the Company's accounts, including our subsidiaries and investment products that are consolidated. Voting interest entities ("VOEs") are consolidated when we have a controlling financial interest which is typically present when we own a majority of the voting interest in an entity or otherwise have the power to govern the financial and operating policies of the entity.

We evaluate any variable interest entities ("VIEs") in which we have a variable interest for consolidation. A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) where as a group, the holders of the equity investment at risk do not possess: (i) the power through voting or similar rights to direct the activities that most significantly impact the entity’s economic performance, (ii) the obligation to absorb expected losses or the right to receive expected residual returns of the entity, or (iii) proportionate voting and economic interests and where substantially all of the entity’s activities either involve or are conducted on behalf of an investor with disproportionately fewer voting rights. If an entity has any of these characteristics, it is considered a VIE and is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that has both the power to direct the activities that most significantly impact the VIE’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

Consolidated investment products include both VOEs, primarily consisting of open-end funds in which the Company holds a controlling financial interest, and VIEs, which primarily consist of CLOs of which the Company is considered the primary beneficiary. The consolidation and deconsolidation of these investment products have no impact on net income (loss) attributable to stockholders. The Company’s risk with respect to these investment products is limited to its beneficial interests in these products. The Company has no right to the benefits from, and does not bear the risks associated with, these investment products beyond the Company’s investments in, and fees generated from, these products.

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

The following is a discussion of the valuation methodologies used for the Company’s assets measured at fair value:

Sponsored funds represent investments in open-end and closed-end funds for which we act as the investment manager. The fair value of open-end funds is determined based on their published net asset values and are categorized as Level 1. The fair value of closed-end funds is determined based on the official closing price on the exchange on which they are traded and are categorized as Level 1.

Equity securities include securities traded on active markets and are valued at the official closing price (typically last sale or bid) on the exchange on which the securities are primarily traded and are categorized as Level 1.

Investments in collateralized loan obligations represent investments in CLOs for which the Company provides investment management services. The investments in collateralized loan obligations are measured at fair value based on independent third party valuations and are categorized as Level 2 or Level 3.

Nonqualified retirement plan assets represent mutual funds within a nonqualified retirement plan whose fair value is determined based on their published net asset value and are categorized as Level 1.

Investments of consolidated investment products represent the underlying debt and equity securities held in sponsored products which we consolidate. Equity securities are valued at the official closing price on the exchange on which the securities are traded and are categorized within Level 1. Level 2 investments include certain equity securities for which closing prices are not readily available or are deemed to not reflect readily available market prices and are valued using an independent pricing service, as well as most debt securities which are valued based on quotations received from independent pricing services or from dealers who make markets in such securities. Pricing services do not provide pricing for all securities, and therefore indicative bids from dealers are utilized, which are based on pricing models used by market makers in the security and are also included within Level 2. Level 3 investments include debt securities that are not widely traded, are illiquid and are priced by dealers based on pricing models used by market makers in the security. In certain instances, fair value has been determined utilizing discounted cash flow analyses or single broker non-binding quotes. Depending on the nature of the inputs, these assets are classified as Level 1, 2 or 3 within the fair value measurement hierarchy.

Notes payable of consolidated investment product represents notes issued by the CLO and are measured using the measurement alternative in ASU 2014-13. Accordingly, the fair value of CLO liabilities was measured as the fair value of CLO assets less the sum of (i) the fair value of the beneficial interests held by the Company and (ii) the carrying value of any beneficial interests that represent compensation for services.

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments. Marketable securities are reflected in the consolidated financial statements at fair value based upon publicly quoted market prices.

Goodwill

As of December 31, 2017, the carrying value of goodwill was $170.2 million. Goodwill represents the excess of the purchase price of acquisitions over the fair value of identified net assets and liabilities acquired. We perform goodwill impairment tests annually, or more frequently should circumstances change, which could reduce the fair value below its carrying value. We have determined that we have only one reporting unit for purposes of assessing the carrying value of goodwill. Goodwill impairment testing is performed whenever events or changes in circumstances indicated that the carrying amount may not be recoverable. If we determine that the carrying value of the reporting unit is less than the fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss, if any. We completed our annual goodwill impairment assessment as of October 31, 2017, and no impairment was identified. For purposes of this assessment, we considered various qualitative factors, including but not limited to certain indicators of fair value (i.e., market capitalization and market multiplies for asset management businesses), and we determined that it was more likely than not that the fair value of our reporting unit was greater than its carrying value. Only a significant decline in the fair value of our reporting unit would indicate that an impairment may exist.

Indefinite-Lived Intangible Assets

As of December 31, 2017, the carrying value of indefinite-lived intangible assets was $43.5 million. Indefinite-lived intangible assets comprise trade names and acquired closed-end and exchange traded fund investment advisory contracts. We perform indefinite-lived intangible asset impairment tests annually, or more frequently, should circumstances change, which could reduce the fair value of indefinite-lived intangible assets below their carrying value. We completed our annual indefinite-lived intangible asset impairment assessment as of October 31, 2017, and no impairments were identified. For purposes of this assessment, we considered various qualitative factors for the investment advisory contracts related to the indefinite-lived intangible assets, including but not limited to (i) the growth in our assets under management, (ii) the positive operating margins and (iii) the positive cash flows generated, and we determined that it was more likely than not that the fair value of indefinite-lived intangible assets goodwill was greater than their carrying value. Only a significant decline in the fair value of our indefinite-lived intangible assets would indicate that an impairment may exist.

Definite-Lived Intangible Assets

As of December 31, 2017, the carrying value of definite-lived intangible assets was $258.4 million. Definite-lived intangible assets comprise acquired investment advisory contracts. We monitor the useful lives of definite-lived intangible assets and revise the useful lives, if necessary, based on the circumstances. Significant judgment is required in estimating the period that these assets will contribute to our cash flows and the pattern over which these assets will be consumed. A change in the remaining useful life of any of these assets could have a significant impact on our amortization expense. All amortization expense is calculated on a straight-line basis. For definite-lived intangible assets, impairment testing is performed whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine the carrying value of the definite-lived intangible assets is less than the sum of the undiscounted cash flows expected to result from the asset, we will quantify the impairment using a discounted cash flow model.

Revenue Recognition

Investment management fees, distribution and service fees and administration and shareholder service fees are recorded as revenues during the period in which services are performed. Investment management fees are earned based upon a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payment. We account for investment management fees in accordance with ASC 605, Revenue Recognition, and have recorded our management fees net of fees paid to unaffiliated subadvisers. We consider the nature of our contractual arrangements in determining whether to recognize revenue based on the gross amount billed or net amount retained. We have evaluated the factors in ASC 605-45 in determining whether to record revenue on a gross or net basis with significant weight placed on: (i) if we are the primary obligor in the arrangement; and (ii) if we have latitude in establishing price. Amounts paid to unaffiliated subadvisers for the years ended December 31, 2017, 2016 and 2015 were $46.7 million, $47.2 million and $76.4 million, respectively.

Investment management fees are calculated based on our assets under management. We rely on data provided to us by service providers to our funds for the pricing of assets under management. Our funds, and the service providers to the funds, have formal valuation policies and procedures over the valuation of investments. As of December 31, 2017, our total assets under management by fair value hierarchy level, as defined by ASC 820, Fair Value Measurements and Disclosures, were approximately 56.9% Level 1, 42.7% Level 2 and 0.4% Level 3.

Distribution and service fees are earned based on a percentage of assets under management and are paid monthly pursuant to the terms of the respective distribution and service fee contracts.

Administration and shareholder servicing fees consist of fund administration, shareholder servicing and fiduciary fees. Fund administration fees are earned based on the average daily assets in the funds. Shareholder service fees are earned based on the average daily assets in the funds. Fiduciary fees are recorded monthly based on the number of 401(k) accounts. We utilize outside service providers to perform some of the functions related to fund administration and shareholder services.

Other income and fees consist primarily of redemption income on the early redemption of certain share classes of mutual funds and brokerage commissions and fees earned for the distribution of nonaffiliated products. Commissions earned (and related expenses) are recorded on a trade date basis and are computed based upon contractual agreements.

Accounting for Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes, which requires recognition of the amount of taxes payable or refundable for the current year, as well as deferred tax liabilities and assets for the future tax consequences of events that have been included in our financial statements or tax returns. Deferred tax liabilities and assets result from differences between the book value and tax basis of our assets, liabilities and carry-forwards, such as net operating losses or tax credits. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We record interest and penalties related to income taxes as a component of income tax expense.

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
Market Risk
Substantially all of our revenues are derived from investment management, distribution and service, and administration and shareholder servicing fees, which are based on the market value of assets under management. Accordingly, a decline in the value of securities would cause our revenues and income to decline due to a decrease in the value of the assets under management. In addition, a decline in security prices could cause our clients to withdraw their investments in favor of other investments offering higher returns or lower risk, which would cause our revenues and income to decline.

We are also subject to market risk due to a decline in the market value of our investments, which consist of marketable securities and our net interests in consolidated investment products. The following table summarizes the impact of a 10% increase or decrease in the fair values of these financial instruments:

	December 31, 2017
$ in thousands	Fair Value	10% Change

Marketable Securities - Available for Sale (a)	$3,765	$376.5
Marketable Securities - Trading (b)	62,659	6,265.9
Other Investments (b)	23,339	2,333.9
Our net interest in Consolidated Investment Products (c)	142,136	14,213.6
Total Investments subject to Market Risk	$231,899	$23,189.9

(a)
Any gains or losses arising from changes in the fair value of available-for-sale investments are recognized in accumulated other comprehensive income, net of tax, until the investment is sold or otherwise disposed of or, if the investment is determined to be other-than-temporarily impaired, at which time the cumulative gain or loss previously reported in equity is included in income. The Company evaluates the carrying value of investments for impairment on a quarterly basis. In its impairment analysis, the Company takes into consideration numerous criteria, including the duration and extent of any decline in fair value and the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value. If the decline in value is determined to be other-than-temporary, the carrying value of the security is generally written down to fair value through the Consolidated Statement of Operations. If such a 10% increase or decrease in fair value were to occur, it would not result in an other-than-temporary impairment charge that would be material to the Company's pre-tax earnings.

(b)	If such a 10% increase or decrease in fair values were to occur, the change of these investments would result in a corresponding increase or decrease in our pre-tax earnings.

(c)
These represent the Company's direct investments in investment products that are consolidated. Upon consolidation, these direct investments are eliminated, and the assets and liabilities of consolidated investment products are consolidated in the Consolidated Balance Sheet, together with a non-controlling interest balance representing the portion of the consolidated investment products owned by third parties. If a 10% increase or decrease in the fair values of the Company's direct investments in consolidated investment products were to occur, it would result in a corresponding increase or decrease in the Company's pre-tax earnings.

Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. At December 31, 2017, we were exposed to interest rate risk as a result of approximately $189.2 million in investments we have in fixed and floating rate income products in which we have invested and which includes our net interests in consolidated investment products. We considered a hypothetical 100 basis point change in interest rates and determined that the fair value of our fixed income investments could change by an estimated $2.0 million.

At December 31, 2017, we had $259.4 million outstanding under our Term Loan and no amounts outstanding under our Credit Facility. Amounts outstanding under the Credit Agreement bear interest at an annual rate equal to, at the option of the Company, either LIBOR (adjusted for reserves) for interest periods of one, two, three or six months (or, solely in the case of the Credit Facility, if agreed to by each relevant Lender, twelve months or periods less than one month) (subject to a “floor” of 0% in the case of the Credit Facility and 0.75% in the case of the Term Loan) or an alternate base rate, in either case plus an applicable margin. The applicable margins are initially set at 3.75%, in the case of LIBOR-based loans, and 2.75%, in the case of alternate base rate loans and will, following the first delivery of certain financial reports required under the Credit Agreement, range from 3.50% to 3.75%, in the case of LIBOR-based loans, and 2.50% to 2.75%, in the case of alternate base rate loans, based on the secured net leverage ratio of the Company as of the last day of the preceding fiscal quarter, as reflected in such financial reports.

At December 31, 2017, we had $1.5 billion outstanding of notes payable of our consolidated investment products. The notes bear interest at annual rates equal to the average LIBOR rate for interest periods of three months and six months plus, in each case, an applicable margin, that ranges from 1.00% to 8.75%.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management's evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls of RidgeWorth Investments acquired by the Company on June 1, 2017, from its evaluation of the effectiveness of the Company's disclosure controls and procedures. The acquisition represented approximately 18.1% of the Company's consolidated total revenues for the fiscal year ended December 31, 2017. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As mentioned above, the Company acquired RidgeWorth Investments on June 1, 2017. The Company is in the process of reviewing its internal control structure as a result of the acquisition and, if necessary, will make appropriate changes to its overall internal control over financial reporting process.

Management’s Report on Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policy or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based upon the Internal Control-Integrated Framework (2013) framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management's report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of the Company's internal control over financial reporting related to RidgeWorth Investments as described above. The acquisition represented approximately 18.1% of the Company's consolidated total revenues for the fiscal year ended December 31, 2017. Based on this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included in Item 15 of this Annual Report on Form 10-K.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information concerning the Company’s directors and nominees under the caption “Item 1—Election of Directors,” information concerning the Audit Committee and the “audit committee financial expert” under the caption “Corporate Governance—Audit Committee,” information concerning the Company’s executive officers under the caption “Executive Officers,” and the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Company’s 2018 Annual Meeting of Shareholders, are incorporated herein by reference.
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
The information concerning procedures by which shareholders may recommend director nominees set forth under the caption “Corporate Governance—Governance Committee—Director Nomination Process” in the Company’s Proxy Statement for the Company’s 2018 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.	Executive Compensation.
The information relating to executive compensation and the Company’s policies and practices as they relate to the Company’s risk management is set forth under the captions “Executive Compensation,” “Director Compensation,” “Corporate Governance—Compensation Committee—Risks Related to Compensation Policies and Practices” and “Corporate Governance—Compensation Committee—Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the Company’s 2018 Annual Meeting of Shareholders and is incorporated herein by reference. The information included under the caption “Executive Compensation—Report of the Compensation Committee” in the Company’s Proxy Statement for the Company’s 2018 Annual Meeting of Shareholders is incorporated herein by reference but shall be deemed “furnished” (and not “filed”) with this report.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth under the caption “Security Ownership by Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the Company’s 2018 Annual Meeting of Shareholders is incorporated herein by reference.

The following table sets forth information as of December 31, 2017 with respect to compensation plans under which shares of our common stock may be issued:
EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (2)	592,829	$16.44	481,948
Equity compensation plans not approved by security holders	—	—	—
Total	592,829	$16.44	481,948

(1)
The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock unit awards (“RSUs”) since recipients of such awards are not required to pay an exercise price to receive the shares subject to these awards.

(2)
Represents 109,808 shares of common stock issuable upon the exercise of stock options and 483,021 shares of our common stock issuable upon the vesting of RSUs outstanding under the Company’s Omnibus Incentive and Equity Plan (the “Omnibus Plan”). Of the 2,400,000 maximum number of shares of our common stock authorized for issuance under the Omnibus Plan, 94,666 shares of common stock have been issued on a cumulative basis in the form of direct grants to directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information set forth under the captions “Corporate Governance—Transactions with Related Persons” and “Corporate Governance—Director Independence” in the Company’s Proxy Statement for the Company’s 2018 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.
The information regarding auditors fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services to be provided by the Company’s independent registered public accounting firm set forth under the caption “Item 2—Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements: The following Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements of Virtus are included in this Annual Report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015
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

2.3
Securities Purchase Agreement among the Registrant, Sustainable Growth Advisers, LP ("SGA"), SGIA, LLC, Estancia Capital Partners, L.P. and each of the management partners of SGA named therein, dated as of February 1, 2018.

(3)	Articles of Incorporation and Bylaws
3.1
Amended and Restated Certificate of Incorporation of the Registrant, dated December 18, 2008 (incorporated by reference to Exhibit 3.1 of the Registrant’s Amendment No. 4 to Form 10, filed December 19, 2008).

3.2	Amended and Restated Bylaws of the Registrant, as amended on February 14, 2018 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed February 16, 2018).
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

*10.13	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2009).
*10.14	Offer Letter from the Registrant to Mark S. Flynn dated December 9, 2010 (incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K, filed March 1, 2012).
10.15
Stock Purchase Agreement, dated October 27, 2016, between Bank of Montreal Holding Inc. and Virtus Investment Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 27, 2016).

10.16
Commitment Letter, dated as of December 16, 2016, among Barclays Bank PLC, Morgan Stanley Senior Funding, Inc. and Virtus Investment Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 22, 2016).

10.17
Credit Agreement, dated as of June 1, 2017, by and among the Registrant, 100 Pearl Street 2, LLC, Lightyear Fund III AIV-2, L.P. and RidgeWorth Holdings LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed June 1, 2017).

10.18
Amendment No. 1 to Credit Agreement with the Registrant, Morgan Stanley Senior Funding, Inc. as administrative agent, and the lenders party thereto (including, without limitation, the Amendment No. 1 Additional Term Lenders (as defined in the Amendment) to the Credit Agreement dated as of June 1, 2017 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed February 22, 2018).

*10.19
Form of Virtus Investment Partners, Inc. Performance Share Units Agreement (Special Integration Award) under the Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, filed May 8, 2017).

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
101
The following information formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015 and (iv) Notes to Consolidated Financial Statements.

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
Dated: February 26, 2018

Virtus Investment Partners, Inc.

By:	/S/ MICHAEL A. ANGERTHAL
Michael A. Angerthal
Executive Vice President Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 26, 2018.

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

/S/ MICHAEL A. ANGERTHAL
Michael A. Angerthal Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Virtus Investment Partners, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded RidgeWorth Investments from its assessment of internal control over financial reporting as of December 31, 2017 because it was acquired by the Company in a purchase business combination during 2017. We have also excluded RidgeWorth Investments from our audit of internal control over financial reporting. RidgeWorth Investments is a wholly-owned subsidiary whose total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 18.1% of the related consolidated financial statement amount for the year ended December 31, 2017.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Hartford, CT
February 26, 2018

We have served as the Company’s auditor since at least 1995. We have not determined the specific year we began serving as auditor of the Company.

Virtus Investment Partners, Inc.
Consolidated Balance Sheets

($ in thousands, except per share data)	December 31, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$132,150	$64,588
Investments	108,492	89,371
Accounts receivable, net	65,648	35,879
Assets of consolidated investment products ("CIP")
Cash and cash equivalents of CIP	101,315	18,099
Cash pledged or on deposit of CIP	817	984
Investments of CIP	1,597,752	489,042
Other assets of CIP	33,486	9,158
Furniture, equipment, and leasehold improvements, net	10,833	7,728
Intangible assets, net	301,954	38,427
Goodwill	170,153	6,788
Deferred taxes, net	32,428	47,535
Other assets	35,771	16,789
Total assets	$2,590,799	$824,388
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$86,658	$47,885
Accounts payable and accrued liabilities	29,607	25,176
Dividends payable	6,528	3,479
Debt	248,320	30,000
Other liabilities	39,895	13,505
Liabilities of CIP
Notes payable of CIP	1,457,435	328,761
Securities purchased payable and other liabilities of CIP	112,954	16,643
Total liabilities	1,981,397	465,449
Commitments and Contingencies (Note 10)
Redeemable noncontrolling interests	4,178	37,266
Equity:
Equity attributable to stockholders:
Series D mandatory convertible preferred stock, $0.01 par value, 1,150,000 shares authorized; 1,150,000 and 0 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	110,843	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 10,455,934 shares issued and 7,159,645 shares outstanding at December 31, 2017 and 9,119,058 shares issued and 5,889,013 shares outstanding at December 31, 2016	105	91
Additional paid-in capital	1,216,173	1,090,331
Accumulated deficit	(386,216)	(424,279)
Accumulated other comprehensive income (loss)	(600)	(224)
Treasury stock, at cost, 3,296,289 and 3,230,045 shares at December 31, 2017 and December 31, 2016, respectively	(351,748)	(344,246)
Total equity attributable to stockholders	588,557	321,673
Noncontrolling interests	16,667	—
Total equity	605,224	321,673
Total liabilities and equity	$2,590,799	$824,388
The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
($ in thousands, except per share data)	2017	2016	2015
Revenues
Investment management fees	$331,075	$235,230	$264,865
Distribution and service fees	44,322	48,250	67,066
Administration and shareholder service fees	48,996	38,261	48,247
Other income and fees	1,214	813	1,799
Total revenues	425,607	322,554	381,977
Operating Expenses
Employment expenses	191,394	135,641	137,095
Distribution and other asset-based expenses	71,987	69,049	89,731
Other operating expenses	69,410	50,274	63,901
Other operating expenses of consolidated investment products	8,531	6,953	4,134
Restructuring and severance	10,580	4,270	—
Depreciation and other amortization	3,497	3,092	3,443
Amortization expense	12,173	2,461	3,295
Total operating expenses	367,572	271,740	301,599
Operating Income (Loss)	58,035	50,814	80,378
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	2,973	4,982	(862)
Realized and unrealized gain (loss) of consolidated investment products, net	13,553	2,748	(26,686)
Other income (expense), net	1,635	1,089	898
Total other income (expense), net	18,161	8,819	(26,650)
Interest Income (Expense)
Interest expense	(12,007)	(679)	(523)
Interest and dividend income	2,160	1,743	1,261
Interest and dividend income of investments of consolidated investment products	49,323	20,402	13,661
Interest expense of consolidated investment products	(35,243)	(11,292)	(484)
Total interest income (expense), net	4,233	10,174	13,915
Income (Loss) Before Income Taxes	80,429	69,807	67,643
Income tax expense (benefit)	40,490	21,044	36,972
Net Income (Loss)	39,939	48,763	30,671
Noncontrolling interests	(2,927)	(261)	4,435
Net Income (Loss) Attributable to Stockholders	$37,012	$48,502	$35,106
Preferred stockholder dividends	(8,336)	$—	$—
Net Income (Loss) Attributable to Common Stockholders	$28,676	$48,502	$35,106
Earnings (Loss) per Share-Basic	$4.09	$6.34	$3.99
Earnings (Loss) per Share-Diluted	$3.96	$6.20	$3.92
Cash Dividends Declared per Preferred Share	$7.25	$—	$—
Cash Dividends Declared per Common Share	$1.80	$1.80	$1.80
Weighted Average Shares Outstanding-Basic (in thousands)	7,013	7,648	8,797
Weighted Average Shares Outstanding-Diluted (in thousands)	7,247	7,822	8,960
The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
($ in thousands)	2017	2016	2015

Net Income (Loss)	$39,939	$48,763	$30,671
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of ($4), ($348) and $266 for the years ended December 31, 2017, 2016 and 2015	12	569	(434)
Unrealized (loss) gain on available-for-sale securities, net of tax of $100, ($32), and $71 for the years ended December 31, 2017, 2016 and 2015, respectively	(388)	241	(358)
Other comprehensive income (loss)	(376)	810	(792)
Comprehensive income (loss)	39,563	49,573	29,879
Comprehensive (income) loss attributable to noncontrolling interests	(2,927)	(261)	4,435
Comprehensive income (loss) attributable to stockholders	$36,636	$49,312	$34,314

The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Shareholders	Non- controlling Interest	Total Equity	Redeemable Non- controlling Interest
($ in thousands)	Shares	Par Value	Shares	Amount				Shares	Amount
Balances at December 31, 2014	8,975,833	$96	—	$—	$1,148,908	$(507,521)	$(242)	575,441	$(77,699)	$563,542	$(190)	$563,352	$23,071
Net income (loss)	—	—	—	—	—	35,106	—	—	—	35,106	(176)	34,930	(4,259)
Net unrealized gain (loss) on securities available-for-sale	—	—	—	—	—	—	(358)	—	—	(358)	—	(358)
Foreign currency translation adjustment	—	—	—	—	—	—	(434)	—	—	(434)	—	(434)	—
Activity of noncontrolling interests, net	—	—	—	—	—	(199)	—	—	—	(199)	199	—	55,052
Cash dividends declared ($1.80 per common share)	—	—	—	—	(16,009)	—	—	—	—	(16,009)	—	(16,009)	—
Repurchase of common shares	(638,703)	—	—	—	—	—	—	638,703	(80,000)	(80,000)	—	(80,000)	—
Issuance of common shares related to employee stock transactions	61,814	—	—	—	842	—	—	—	—	842	—	842	—
Taxes paid on stock-based compensation	—	—	—	—	(5,080)	—	—	—	—	(5,080)	—	(5,080)	—
Stock-based compensation	—	—	—	—	11,116	—	—	—	—	11,116	—	11,116	—
Excess tax benefits from stock-based compensation	—	—	—	—	1,098	—	—	—	—	1,098	—	1,098	—
Balances at December 31, 2015	8,398,944	96	—	—	1,140,875	(472,614)	(1,034)	1,214,144	(157,699)	509,624	(167)	509,457	73,864
Net income (loss)	—	—	—	—	—	48,502	—	—	—	48,502	—	48,502	261
Net unrealized gain (loss)on securities available-for-sale	—	—	—	—	—	—	241	—	—	241	—	241
Foreign currency translation adjustment	—	—	—	—	—	—	569	—	—	569	—	569	—
Activity of noncontrolling interests, net	—	—	—	—	—	(167)	—	—	—	(167)	167	—	(36,859)
Cash dividends declared ($1.80 per common share)	—	—	—	—	(13,015)	—	—	—	—	(13,015)	—	(13,015)	—
Repurchase of common shares	(2,572,417)	(6)	—	—	(47,204)	—	—	2,015,901	(186,547)	(233,757)	—	(233,757)	—
Issuance of common shares related to employee stock transactions	62,486	1	—	—	1,054	—	—	—	—	1,055	—	1,055	—
Taxes paid on stock-based compensation	—	—	—	—	(1,530)	—	—	—	—	(1,530)	—	(1,530)	—
Stock-based compensation	—	—	—	—	11,449	—	—	—	—	11,449	—	11,449	—
Tax deficiencies from stock-based compensation	—	—	—	—	(1,298)	—	—	—	—	(1,298)	—	(1,298)	—
Balances at December 31, 2016	5,889,013	91	—	—	1,090,331	(424,279)	(224)	3,230,045	(344,246)	321,673	$—	321,673	37,266

	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Shareholders	Non- controlling Interest	Total Equity	Redeemable Non- controlling Interest
($ in thousands)	Shares	Par Value	Shares	Amount				Shares	Amount
Cumulative effect adjustment for adoption of ASU 2016-09	—	—	—	—	—	1,051	—	—	—	1,051	—	1,051	—
Net income (loss)	—	—	—	—	—	37,012	—	—	—	37,012	1,507	38,519	1,420
Net unrealized gain (loss) on securities available-for-sale	—	—	—	—	—	—	(388)	—	—	(388)	—	(388)
Foreign currency translation adjustment	—	—	—	—	—	—	12	—	—	12	—	12	—
Activity of noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	15,160	15,160	(34,508)
Issuance of mandatory convertible preferred stock, net of offering costs	—	—	1,150,000	110,843	—	—	—	—	—	110,843	—	110,843	—
Cash dividends declared ($7.25 per preferred share)	—	—	—	—	(8,337)	—	—	—	—	(8,337)	—	(8,337)	—
Issuance of common stock for acquisition of business	213,669	2	—	—	21,738	—	—	—	—	21,740	—	21,740	—
Issuance of common stock, net of offering costs	1,046,500	11	—	—	109,316	—	—	—	—	109,327	—	109,327	—
Cash dividends declared ($1.80 per common share)	—	—	—	—	(13,545)	—	—	—	—	(13,545)	—	(13,545)	—
Repurchase of common shares	(66,244)	—	—	—	—	—	—	66,244	(7,502)	(7,502)	—	(7,502)	—
Issuance of common shares related to employee stock transactions	76,707	1	—	—	840	—	—	—	—	841	—	841	—
Taxes paid on stock-based compensation	—	—	—	—	(3,499)	—	—	—	—	(3,499)	—	(3,499)	—
Stock-based compensation	—	—	—	—	19,329	—	—	—	—	19,329	—	19,329	—
Balances at December 31, 2017	7,159,645	$105	1,150,000	$110,843	$1,216,173	$(386,216)	$(600)	3,296,289	$(351,748)	$588,557	$16,667	$605,224	$4,178

The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Consolidated Statements of Cash Flow

	Years Ended December 31,
	2017	2016	2015
($ in thousands)
Cash Flows from Operating Activities:
Net income (loss)	$39,939	$48,763	$30,671
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense, intangible asset and other amortization	18,329	5,796	6,967
Stock-based compensation	20,327	11,948	11,863
Excess tax benefit from stock-based compensation	—	(401)	(1,586)
Amortization of deferred commissions	2,308	2,413	7,924
Payments of deferred commissions	(2,871)	(1,887)	(3,322)
Equity in earnings of equity method investments	(1,678)	(1,075)	(879)
Realized (gain) loss on sale of equity method investment	—	(2,883)	—
Realized and unrealized (gains) losses on trading securities, net	(3,237)	(2,099)	1,158
Distributions from equity method investments	911	—	—
Sales (purchases) of trading securities, net	20,444	16,828	8,962
(Gain) loss on disposal of fixed assets	345	185	—
Deferred taxes, net	22,835	6,399	6,356
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	(961)	(1,695)	10,620
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	11,468	50	(14,795)
Operating activities of consolidated investment products ("CIP"):
Realized and unrealized (gains) losses on investments of CIP, net	(14,051)	(3,648)	30,037
Purchases of investments by CIP	(923,519)	(464,216)	(653,139)
Sales of investments by CIP	615,565	400,493	408,416
Net proceeds (purchases) of short term investments by CIP	595	6,139	(54,495)
(Purchases) sales of securities sold short by CIP, net	256	(4,520)	(1,747)
Change in cash pledged or on deposit of CIP	167	9,604	(2,604)
Change in other assets of CIP	(255)	(1,491)	(2,428)
Change in liabilities of CIP	5,284	2,100	2,591
Amortization of discount on notes payable of CIP	5,107	3,719	—
Net cash provided by (used in) operating activities	(182,692)	30,522	(209,430)
Cash Flows from Investing Activities:
Capital expenditures	(1,511)	(2,023)	(4,683)
Proceeds from sale of equity method investment	—	8,621	—
Change in cash and cash equivalents of CIP due to deconsolidation, net	(604)	(903)	—
Equity method investment contributions	—	(2,471)	(1,617)
Acquisition of business, net of cash acquired	(393,446)	—	89
Purchases of available-for-sale securities	(21,433)	(145)	(227)
Net cash provided by (used in) investing activities	(416,994)	3,079	(6,438)
Cash Flows from Financing Activities:
Issuance of debt	260,000	—	—
Payment of long term debt	(650)	—	—
Payment of contingent consideration	(51,690)	—	—
Payment of deferred financing costs	(15,549)	(1,159)	(47)
Borrowings (Repayments) on credit facility and other debt	(30,970)	30,000	—
Repurchase of common shares	(7,502)	(233,757)	(80,000)
Preferred stock dividends paid	(6,253)	—	—
Common stock dividends paid	(12,581)	(13,774)	(16,047)
Proceeds from exercise of stock options	111	491	116

Taxes paid related to net share settlement of restricted stock units	(3,499)	(1,530)	(5,080)
Proceeds from issuance of mandatory convertible preferred stock, net of issuance costs	111,004
Proceeds from issuance of common stock, net of issuance costs	109,487	—	—
Excess tax benefits from stock-based compensation	—	401	1,586
Contributions of noncontrolling interests, net	30,047	10,904	55,700
Financing activities of CIP
Borrowings of proceeds from short sales by CIP	—	—	1,473
(Repayment) Borrowings by CIP	(105,000)	(156,154)	152,247
Proceeds from issuance of notes payable by consolidated investment product	474,009	316,280	—
Repayment of notes payable by CIP	(500)	—	—
Net cash provided by (used in) financing activities	750,464	(48,298)	109,948
Net increase (decrease) in cash and cash equivalents	150,778	(14,697)	(105,920)
Cash and cash equivalents, beginning of year	82,687	97,384	203,304
Cash and cash equivalents, end of year	$233,465	$82,687	$97,384

Supplemental Disclosure of Cash Flow Information
Interest paid	$8,147	$420	$266
Income taxes paid, net	$12,149	$16,715	$31,850
Supplemental Disclosure of Non-Cash Activities
Capital expenditures	$70	$134	$(692)
Preferred stock dividends payable	$2,084	$—	$—
Common stock dividends payable	$965	$2,650	$4,233
Increase (Decrease) to noncontrolling interest due to consolidation (deconsolidation) of CIP, net	$(65,576)	$(47,763)	$(648)
Stock issued for acquisition of business	$21,738	$—	$—
Accrued stock issuance costs	$332	$—	$—
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

On June 1, 2017, the Company acquired RidgeWorth Investments ("RidgeWorth"), which provided investment management services through its affiliated managers to clients in North America, Europe and Asia. (See Note 3 for further discussion of the RidgeWorth acquisition.)

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies, which have been consistently applied, are as follows:

Principles of Consolidation and Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company, its subsidiaries and investment products that are consolidated. Voting interest entities ("VOEs") are consolidated when the Company is considered to have a controlling financial interest, which is typically present when the Company owns a majority of the voting interest in an entity or otherwise has the power to govern the financial and operating policies of the entity. See Note 18 for additional information related to the consolidation of investment products. Intercompany accounts and transactions have been eliminated.

The Company evaluates the appropriateness of consolidation of any variable interest entity ("VIEs") in which the Company has a variable interest. A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) where as a group, the holders of the equity investment at risk do not possess: (i) the power through voting or similar rights to direct the activities that most significantly impact the entity’s economic performance; (ii) the obligation to absorb expected losses or the right to receive expected residual returns of the entity; or (iii) proportionate voting and economic interests and where substantially all of the entity’s activities either involve or are conducted on behalf of an investor with disproportionately fewer voting rights. If an entity has any of these characteristics, it is considered a VIE and is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that has both the power to direct the activities that most significantly impact the VIE’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

The Company has reclassified certain amounts in prior-period financial statements to conform to the current period's presentation. Previously, the Company reported consolidated investment products and consolidated sponsored investment products separately. Currently, the Company combines these categories under the caption "consolidated investment products" and has accordingly reclassified prior presentations. The reclassifications were not material to the Consolidated Financial Statements.

Noncontrolling Interest

Noncontrolling interests represent the profit or loss attributed to third-party investors in consolidated investment products and other affiliates. Noncontrolling interests related to certain consolidated investment products are classified as redeemable noncontrolling interests because investors in these funds may request withdrawals at any time.

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

Segment Information

Accounting Standards Codification (“ASC”) 280, Segment Reporting, establishes disclosure requirements relating to operating segments in annual and interim financial statements. Business or operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company operates in one business segment, namely as an asset manager providing investment management and related services for individual and institutional clients. The Company’s Chief Executive Officer is the Company’s chief operating decision maker. Although the Company provides disclosures regarding assets under management and other asset flows by product, the Company’s determination that it operates in one business segment is based on the fact that the same investment professionals manage both retail and institutional products, operational resources support multiple products, such products have the same or similar regulatory framework and the Company’s chief operating decision maker reviews the Company’s financial performance on a consolidated level. Investment managers within the Company are generally not aligned with specific product lines.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and money market fund investments.

Investments

Marketable Securities and collateralized loan obligations

Marketable securities are carried at fair value in accordance with ASC 320, Investments—Debt and Equity Securities (“ASC 320”). Marketable securities include sponsored open-end funds and other equity securities classified as trading securities and sponsored closed-end funds classified as available-for-sale securities. The Company also has investments in CLOs for which the Company provides investment management services. These investments in collateralized loan obligations are classified as both trading and available-for-sale. Marketable securities are marked to market based on the respective publicly quoted net asset values of the funds or market prices of the equity securities or bonds. Marketable securities transactions are recorded on a trade date basis. Any unrealized appreciation or depreciation on trading securities is reported as realized and unrealized gain (loss) on investments in the Consolidated Statement of Operations. Any unrealized appreciation or depreciation on available-for-sale securities, net of income taxes, is reported as a component of accumulated other comprehensive income in equity attributable to stockholders in the Consolidated Statement of Comprehensive Income.

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

Notes to Consolidated Financial Statements—(Continued)

Equity Method Investments

The Company’s investment in noncontrolled entities, where the Company does not hold a controlling financial interest but has the ability to significantly influence operating and financial matters, is accounted for under the equity method of accounting in accordance with ASC 323, Investments-Equity Method and Joint Ventures. Under the equity method of accounting, the Company’s share of the noncontrolled entities net income or loss is recorded in other income (expense), net in the accompanying Consolidated Statements of Operations. Distributions received reduce the Company’s investment. The investment is evaluated for impairment if events or changes indicate that the carrying amount exceeds its fair value. If the carrying amount of an investment does exceed its fair value and the decline in fair value is deemed to be other-than-temporary, an impairment charge will be recorded.

Non-qualified Retirement Plan Assets and Liabilities

The Company has a non-qualified retirement plan (the “Excess Incentive Plan”) that allows certain employees to voluntarily defer compensation. Assets held in trust, which are considered trading securities, are included in investments and are carried at fair value in accordance with ASC 820, Fair Value Measurement; the associated obligations to participants are included in other liabilities in the Company’s Consolidated Balance Sheets and approximate the fair value of the associated assets. See Note 5 Investments for additional information related to the Excess Incentive Plan.

Deferred Commissions

Deferred commissions, which are included in other assets in the Company's Consolidated Balance Sheets, are commissions paid to broker-dealers on sales of certain mutual fund share classes. Deferred commissions are recovered by the receipt of monthly asset-based distributor fees from the mutual funds or contingent deferred sales charges received upon redemption of shares within one to five years, depending on the fund share class. The deferred costs resulting from the sale of shares are amortized on a straight-line basis over a one to five-year period, depending on the fund share class, or until the underlying shares are redeemed. Deferred commissions are periodically assessed for impairment and additional amortization expense is recorded, as appropriate.

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

Leases

The Company currently leases office space and equipment under various leasing arrangements. Leases are classified as either capital leases or operating leases, as appropriate. Most lease agreements are classified as operating leases and contain renewal options, rent escalation clauses or other inducements provided by the lessor. Rent expense under non-cancelable operating leases with scheduled rent increases or rent holidays is accounted for on a straight-line basis over the lease term, beginning on the date of initial possession or the effective date of the lease agreement. The amount of the excess of straight-line rent expense over scheduled payments is recorded as a deferred liability. Build-out allowances and other such lease incentives are recorded as deferred credits and are amortized on a straight-line basis as a reduction of rent expense beginning in the period they are deemed to be earned, which generally coincides with the effective date of the lease.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of acquisitions and mergers over the identified net assets and liabilities acquired. In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized. A single reporting unit has been identified for the purpose of assessing potential impairments of goodwill. An impairment analysis of goodwill is performed annually or more frequently, if warranted by events or changes in circumstances affecting the Company’s business. The Company follows the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment, which states that an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair

Notes to Consolidated Financial Statements—(Continued)

value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The Company’s 2017 and 2016 annual goodwill impairment analysis did not result in any impairment charges.

Definite-lived intangible assets comprise acquired investment advisory contracts. These assets are amortized on a straight-line basis over the estimated useful lives of such assets, which range from one to sixteen years. Definite-lived intangible assets are evaluated for impairment on an ongoing basis whenever events or circumstances indicate that the carrying value of the definite-lived intangible asset may not be fully recoverable. The Company determines if impairment has occurred by comparing estimates of future undiscounted cash flows to the carrying value of assets. Assets are considered impaired, and impairment is recorded, if the carrying value exceeds the expected future undiscounted cash flows.

Indefinite-lived intangible assets comprise closed-end and exchange traded fund investment advisory contracts. These assets are tested for impairment annually or when events or changes in circumstances indicate the assets might be impaired. The Company follows ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which provides entities with an option to perform a qualitative assessment of indefinite-lived intangible assets other than goodwill for impairment to determine if additional impairment testing is necessary. The Company’s 2017 and 2016 annual indefinite-lived intangible assets impairment analysis did not result in any impairment charges.

Treasury Stock

Treasury stock is accounted for under the cost method and is included as a deduction from equity in the Stockholders’ Equity section of the Consolidated Balance Sheets. Upon any subsequent resale, the treasury stock account is reduced by the cost of such stock.

Revenue Recognition

Investment management fees, distribution and service fees and administration and shareholder service fees are recorded as revenues during the period in which services are performed. Investment management fees are earned based upon a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payment.

The Company accounts for investment management fees in accordance with ASC 605, Revenue Recognition, and has recorded its management fees net of fees paid to unaffiliated subadvisers. The Company considers the nature of its contractual arrangements in determining whether to recognize revenue based on the gross amount billed or net amount retained. The Company has evaluated the factors in ASC 605-45 in determining whether to record revenue on a gross or net basis with significant weight placed on: (i) whether the Company is the primary obligor in the arrangement; and (ii) whether the Company has latitude in establishing price. Amounts paid to unaffiliated subadvisers for the years ended December 31, 2017, 2016 and 2015 were $46.7 million, $47.2 million and $76.4 million, respectively.

Distribution and service fees are earned based on a percentage of assets under management and are paid monthly pursuant to the terms of the respective distribution and service fee contracts. Underwriter fees are sales-based charges on sales of certain class A-share mutual funds.

Administration and shareholder service fees consist of fund administration fees and shareholder service fees. Fund administration and shareholder service fees are earned based on the average daily assets in the funds.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, ("ASC 740")which requires recognition of the amount of taxes payable or refundable for the current year, as well as deferred tax liabilities and assets for the future tax consequences of events that have been included in the Company’s financial statements or tax returns. Deferred tax liabilities and assets result from temporary differences between the book value and tax basis of the Company’s assets, liabilities and carry-forwards, such as net operating losses or tax credits.

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

Earnings per Share

Earnings per share (“EPS”) is calculated in accordance with ASC 260, Earnings per Share. Basic EPS excludes dilution for potential common stock issuances and is computed by dividing basic net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, including: (1) shares issuable upon the vesting of RSUs and common stock option exercises using the treasury stock method; and (2) shares issuable upon the conversion of the Company's mandatory convertible preferred stock ("MCPS"), as determined under the if-converted method. For purposes of calculating diluted EPS, preferred stock dividends have been subtracted from net income (loss) in periods in which utilizing the if-converted method would be anti-dilutive.

Fair Value Measurements and Fair Value of Financial Instruments

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

Notes to Consolidated Financial Statements—(Continued)

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

Recent Accounting Pronouncements

New Accounting Standards Implemented

The Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), on January 1, 2017. This standard makes several modifications to the accounting for forfeitures and employer tax withholdings on share-based compensation as well as the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation of certain components of share-based awards. Upon adoption, the Company recorded a $1.1 million cumulative effect adjustment to retained earnings for excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable. The Company elected to adopt all provisions impacting the Consolidated Statements of Operations and Cash Flows prospectively.

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

New Accounting Standards Not Yet Implemented

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 provides guidance on evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard is effective for interim and annual periods beginning after December 15, 2017. The Company will apply the standard prospectively upon adoption. The impact of this standard on the Company’s consolidated financial statements will depend on acquisitions (or disposals) of assets or businesses by the Company in periods following adoption.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Accounting for Goodwill Impairment ("ASU 2017-04"). Under ASU 2017-04, a goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value. This standard is effective for annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019, with early adoption permitted for impairment tests performed after January 1, 2017. The Company adopted this standard effective January 1, 2018, and will apply the standard prospectively for all future annual and interim goodwill impairment tests. The impact of the new standard will depend on the outcomes of future goodwill impairment tests.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning and ending cash on the statement of cash flows. This standard is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. A reporting entity is required to

Notes to Consolidated Financial Statements—(Continued)

apply this standard on a retrospective basis as of the beginning of the fiscal year for which the standard is effective. The Company adopted this standard effective January 1, 2018. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which clarifies the treatment of several cash flow activities. ASU 2016-15 also clarifies that when cash receipts and cash payments have aspects of more than one classification of cash flows and cannot be separated, classification will depend on the predominant source or use. This update is effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years. The Company adopted this standard effective January 1, 2018. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 was originally effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 by one year or for periods beginning after December 15, 2017. Adoption of the standard requires either a retrospective or a modified retrospective approach to adoption, and early adoption is permitted as of the original effective date. The core principle of the model is that revenue is recognized upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received for the goods or services. In March 2016, the FASB issued ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), which amends the principal-versus-agent implementation guidance in ASU 2014-09, Revenue from Contracts with Customers, discussed above. The new guidance will impact whether an entity reports revenue on a gross or net basis. These updates are effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years. The Company's implementation assessment included the identification of revenue within the scope of the guidance, as well as the review of terms and conditions of a sample of revenue contracts covering a broad range of products. The Company adopted ASU 2014-09 effective January 1, 2018, using the modified retrospective approach and has determined that the adoption did not have a material change in the timing of recognition of the Company's revenue. Due to the revised criteria related to whether or not the Company is acting as a principal or agent the Company expects certain costs that are currently presented on a net of revenue basis to be presented on a gross revenue basis under the revised criteria.

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

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), which requires all equity investments (other than those accounted for under the equity method) to be measured at fair value with changes in the fair value recognized through net income. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017 and interim periods therein. Early adoption is not permitted. The Company has evaluated the impact of this standard on its consolidated financial statements with respect to equity investments that currently report changes in fair value as a component of accumulated other comprehensive income in equity attributable to stockholders. Comprehensive income (loss), net of tax, with respect to these equity investments was $(0.4) million and $0.2 million for the years ended December 31, 2017 and December 31, 2016, respectively. The Company adopted this standard effective January 1, 2018. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Notes to Consolidated Financial Statements—(Continued)

3. Business Combinations

The Company acquired RidgeWorth Investments (the "Acquisition" or the "Acquired Business"), a multi-boutique asset manager with approximately $40.1 billion in assets under management, including $35.7 billion in long term assets under management and $4.4 billion in liquidity strategies on June 1, 2017. The Acquisition significantly increased assets under management, expanded the number of affiliated managers and provided a wider range of strategies for institutional and individual investors and broader distribution and client service resources.

The total purchase price of the Acquisition was $547.1 million, comprising $485.2 million for the business and $61.9 million for certain balance sheet investments. At the closing, the Company paid $471.4 million in cash, issued 213,669 shares of common stock with a value of $21.7 million based on a stock price of $101.76 and recorded $51.7 million in contingent consideration and $2.3 million in deferred cash consideration. The conditions for the $51.7 million of contingent consideration were met and the Company paid this amount during the fourth quarter of 2017.

The Company accounted for the acquisition in accordance with ASC 805, Business Combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the Acquisition.

Given the timing of this transaction and complexity of the purchase accounting, the Company's estimate of the fair value adjustment specific to the acquired intangible assets and final tax positions is preliminary. The Company intends to finalize the accounting for these items as soon as reasonably possible. The Company may adjust the preliminary purchase price allocation, as necessary, during the measurement period of up to one year after the closing date as it obtains more information as to facts and circumstances existing as of the acquisition date. During the seven months ended December 31, 2017, the Company recorded measurement period adjustments of $1.0 million to increase deferred tax assets, with a corresponding reduction to goodwill as a result of the finalization of certain tax analyses, as well other immaterial adjustments to the assets and liabilities and noncontrolling interests of the consolidated investment products which had no impact on goodwill or any intangible assets.

The excess purchase price over the estimated fair values of assets acquired and liabilities and non-controlling interests assumed of $163.4 million was recorded as goodwill, all of which will be deductible for tax purposes over 15 years. In addition, $6.4 million in acquisition costs will be included as goodwill for tax purposes and also deducted over 15 years.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the initial estimate of amounts of identified acquired assets and liabilities assumed as of the acquisition date:

June 1, 2017
($ in thousands)
Assets:
Cash and cash equivalents	$39,343
Investments	5,516
Accounts receivable	20,311
Assets of consolidated investment products ("CIP")
Cash and cash equivalents of CIP	38,261
Investments of CIP	899,274
Other assets of CIP	19,158
Furniture, equipment and leasehold improvements	5,505
Intangible assets	275,700
Goodwill	163,365
Deferred taxes, net	6,590
Other assets	3,003
Total Assets	1,476,026
Liabilities:
Accrued compensation and benefits	18,263
Accounts payable and accrued liabilities	11,858
Other liabilities	2,601
Liabilities of CIP
Notes payable of CIP	770,160
Securities purchased payable and other liabilities of CIP	109,881
Noncontrolling Interests of CIP	16,181
Total Liabilities & Noncontrolling Interests	928,944
Total Net Assets Acquired	$547,082

Identifiable Intangible Assets Acquired

In connection with the allocation of the purchase price, we identified the following intangible assets:

	June 1, 2017
	Approximate Fair Value	Weighted Average of Useful Life
($ in thousands)
Definite-lived intangible assets:
Mutual fund investment contracts	$189,200	16.0 years
Institutional and retail separate account investment contracts	77,000	10.4 years
Trademarks/Trade names	800	10.0 years
Total finite-lived intangible assets	267,000
Indefinite-lived intangible assets:
Trade names	8,700	N/A
Total identifiable intangible assets	$275,700

Notes to Consolidated Financial Statements—(Continued)

Acquired Business

For the twelve months ended December 31, 2017, the Company incurred $26.3 million in transaction and integration costs associated with the Acquisition, comprising $10.2 million in severance and restructuring charges, $9.7 million of other operating expenses, and $6.4 million in employment expenses.
Immediately following the acquisition date, the Company commenced the integration of the Acquired Business into the Company's operations. The integration was largely complete as of September 30, 2017; as such, accurate segregated expense information for (and therefore earnings generated by) the Acquired Business for periods subsequent to September 30, 2017 is no longer determinable. Revenues associated with the Acquired Business, which can be separately identified, from the closing date of June 1 through December 31, 2017 were $77.1 million.

The following Unaudited Pro Forma Consolidated Results of Operations are provided for illustrative purposes only and assume that the acquisition occurred on January 1, 2016. The unaudited pro forma information also reflects adjustment for transaction and integration expenses as if the transaction had been consummated on January 1, 2016. The unaudited pro forma financial information does not reflect any adjustment to the timing of any synergies or other costs savings realized. This unaudited information should not be relied upon as being indicative of historical results that would have been obtained if the acquisition had occurred on that date, nor of the results that may be obtained in the future.

	Years Ended December 31,
	2017	2016
($ in thousands, except per share amounts)
Total Revenues	$489,094	$466,429
Net Income (Loss) Attributable to Common Stockholders	$27,523	$23,511

Basic EPS per Common Share	$3.92	$2.99
Diluted EPS per Common Share	$3.80	$2.92

4. Goodwill and Other Intangible Assets

Intangible assets, net are summarized as follows:

	December 31,
	2017	2016
($ in thousands)
Definite-lived intangible assets, net:
Investment contracts	$425,747	$158,747
Accumulated amortization	(167,309)	(155,136)
Definite-lived intangible assets, net	258,438	3,611
Indefinite-lived intangible assets	43,516	34,816
Total intangible assets, net	$301,954	$38,427

Notes to Consolidated Financial Statements—(Continued)

Activity in goodwill and intangible assets, net is as follows:

	Years Ended December 31,
	2017	2016	2015
($ in thousands)
Intangible assets, net
Balance, beginning of period	$38,427	$40,887	$41,783
Acquisitions (1)	275,700	—	2,400
Amortization expense	(12,173)	(2,460)	(3,296)
Balance, end of period	$301,954	$38,427	$40,887
Goodwill
Balance, beginning of period	$6,788	$6,701	$5,260
Acquisition (1)	163,365	—	1,441
Acquisition related adjustments	—	87	—
Balance, end of period	$170,153	$6,788	$6,701

(1) - See Note 3 for details on the acquired intangible assets.

Definite-lived intangible asset amortization for the next five years is estimated as follows: 2018—$20.1 million, 2019—$20.0 million, 2020—$19.9 million, 2021—$19.9 million, 2022—$19.7 million, and thereafter—$158.8 million. At December 31, 2017, the weighted average estimated remaining amortization period for definite-lived intangible assets is 13.7 years.

5. Investments

Investments consist primarily of investments in the Company's sponsored products. The Company’s investments, excluding the assets of consolidated investment products discussed in Note 18, at December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
($ in thousands)
Marketable securities	$66,424	$74,907
Equity method investments	11,098	7,731
Nonqualified retirement plan assets	6,706	5,808
Investments in collateralized loan obligations	23,339	—
Other investments	925	925
Total investments	$108,492	$89,371

Notes to Consolidated Financial Statements—(Continued)

Marketable Securities
The Company’s marketable securities consist of both trading and available-for-sale securities. The composition of the Company’s marketable securities is summarized as follows:

December 31, 2017
	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored funds	$47,084	$(1,294)	$1,059	$46,849
Equity securities	13,141	(2)	2,671	15,810
Available-for-sale:
Sponsored closed-end funds	3,761	(302)	306	3,765
Total marketable securities	$63,986	$(1,598)	$4,036	$66,424

December 31, 2016
	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Trading:
Sponsored funds	$61,784	$(1,942)	$177	$60,019
Equity securities	10,578	—	895	11,473
Available-for-sale:
Sponsored closed-end funds	3,500	(265)	180	3,415
Total marketable securities	$75,862	$(2,207)	$1,252	$74,907

For the year ended December 31, 2017, the Company recognized a net realized loss of $1.5 million on trading securities. For the year ended December 31, 2016, the Company recognized a net realized loss of $0.3 million on trading securities. For the year ended December 31, 2015, the Company recognized a net realized gain of $0.4 million on trading securities.

Equity Method Investments

In 2014, the Company acquired an interest in a limited partnership for approximately $5.0 million which included a future capital commitment for up to $5.0 million, in the event that it was called by the partnership. For the year ended December 31, 2017, distributions from the partnership were $0.9 million. For the year ended December 31, 2016, there were no distributions from the partnership. For the year ended December 31, 2016, the Company made capital contributions of $2.5 million to the partnership, and the remaining capital commitment is $2.3 million.

Nonqualified Retirement Plan Assets

The Excess Incentive Plan allows certain employees to voluntarily defer compensation. The Company holds the Excess Incentive Plan assets in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. Each participant is responsible for designating investment options for assets they contribute, and the ultimate distribution paid to each participant reflects any gains or losses on the assets realized while in the trust. Assets held in trust are included in investments and are carried at fair value utilizing Level 1 valuation techniques in accordance with ASC 320; the associated obligations to participants are included in other liabilities in the Company’s Consolidated Balance Sheets.

Investments in collateralized loan obligations

The Company has investments in CLOs for which the Company provides investment management services. These investments in collateralized loan obligations are classified as both trading and available-for-sale.

Notes to Consolidated Financial Statements—(Continued)

Other Investments

Other investments represent interests in entities not accounted for under the equity method such as the cost method or fair value.

6. Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of consolidated investment products discussed in Note 18, as of December 31, 2017 and December 31, 2016, by fair value hierarchy level were as follows:

December 31, 2017
	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$72,993	$—	$—	$72,993
Marketable securities trading:
Sponsored funds	46,849	—	—	46,849
Equity securities	15,810	—	—	15,810
Marketable securities available-for-sale:
Sponsored closed-end funds	3,765	—	—	3,765
Other investments
Investments in collateralized loan obligations	—	18,900	4,439	23,339
Nonqualified retirement plan assets	6,706	—	—	6,706
Total assets measured at fair value	$146,123	$18,900	$4,439	$169,462

December 31, 2016
	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$48,620	$—	$—	$48,620
Marketable securities trading:
Sponsored funds	60,019	—	—	60,019
Equity securities	11,473	—	—	11,473
Marketable securities available-for-sale:
Sponsored closed-end funds	3,415	—	—	3,415
Other investments
Nonqualified retirement plan assets	5,808	—	—	5,808
Total assets measured at fair value	$129,335	$—	$—	$129,335

The following is a discussion of the valuation methodologies used for the Company’s assets measured at fair value.

Cash equivalents represent investments in money market funds. Cash investments in actively traded money market funds are valued using published net asset values and are classified as Level 1.

Sponsored funds represent investments in open-end and closed-end funds for which the Company acts as the investment manager. The fair value of open-end funds is determined based on their published net asset values and are categorized as Level 1. The fair value of closed-end funds is determined based on the official closing price on the exchange they are traded on and are categorized as Level 1.

Notes to Consolidated Financial Statements—(Continued)

Equity securities include securities traded on active markets and are valued at the official closing price (typically last sale or bid) on the exchange on which the securities are primarily traded and are categorized as Level 1.

Investments in collateralized loan obligations represent investments in CLOs for which the Company provides investment management services. The investments in collateralized loan obligations are measured at fair value based on independent third party valuations and are categorized as Level 2 and Level 3.

Nonqualified retirement plan assets represent mutual funds within a nonqualified retirement plan whose fair value is determined based on their published net asset value and are categorized as Level 1.

Cash, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments.

Transfers into and out of levels are reflected when significant inputs used for the fair value measurement, including market inputs or performance attributes, become observable or unobservable or when the Company determines it has the ability, or no longer has the ability, to redeem, in the near term, certain investments that the Company values using a net asset value, or if the book value no longer represents fair value. There were no transfers between Level 1 and Level 2 during the years ended December 31, 2017 and 2016.

The following table is a reconciliation of assets for Level 3 investments for which significant unobservable inputs were used to determine fair value:

	Twelve Months Ended December 31,
($ in thousands)	2017	2016
Level 3 Investments (a)
Balance at beginning of period	$—	$—
Acquired in business combination	2,916	—
Purchases	2,370	—
Change in unrealized gain (loss), net	(847)	—
Balance at end of period	$4,439	$—

(a)	The investments that are categorized as Level 3 were valued utilizing third-party pricing information without adjustment.

7. Furniture, Equipment and Leasehold Improvements, Net

Furniture, equipment and leasehold improvements, net are summarized as follows:

	December 31,
	2017	2016
($ in thousands)
Furniture and office equipment	$7,564	$5,933
Computer equipment and software	9,274	7,330
Leasehold improvements	14,132	11,334
	30,970	24,597
Accumulated depreciation and amortization	(20,137)	(16,869)
Furniture, equipment and leasehold improvements, net	$10,833	$7,728

Notes to Consolidated Financial Statements—(Continued)

8. Income Taxes

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2017	2016	2015
($ in thousands)
Current
Federal	$15,670	$12,790	$28,077
State	1,985	1,855	2,539
Total current tax expense (benefit)	17,655	14,645	30,616
Deferred
Federal	20,895	5,489	4,339
State	1,940	910	2,017
Total deferred tax expense (benefit)	22,835	6,399	6,356
Total expense (benefit) for income taxes	$40,490	$21,044	$36,972
The following presents a reconciliation of the provision (benefit) for income taxes computed at the federal statutory rate to the provision (benefit) for income taxes recognized in the Consolidated Statements of Operations for the years indicated:

	Years Ended December 31,
	2017		2016		2015
($ in thousands)
Tax at statutory rate	$28,150	35%	$24,432	35%	$23,675	35%
State taxes, net of federal benefit	3,548	4	2,010	3	2,717	4
Effect of U.S. tax reform (the Tax Act)	13,074	16	—	—	—	—
Effect of net income (loss) attributable to noncontrolling interests	(1,017)	(1)	(91)	—	1,492	2
Change in valuation allowance	(2,613)	(3)	(5,125)	(7)	7,812	12
Other, net	(652)	(1)	(182)	(1)	1,276	2
Income tax expense (benefit)	$40,490	50%	$21,044	30%	$36,972	55%

The provision for income taxes reflects U.S. federal, state and local taxes at an effective tax rate of 50%, 30% and 55% for the years ended December 31, 2017, 2016 and 2015, respectively. The Company's tax position for the years ended December 31, 2017, 2016 and 2015 was impacted by changes in the valuation allowance related to the unrealized and realized gains and losses on the Company’s investments.

On December 22, 2017, the Tax Cuts and Jobs Act (the Tax Act) was enacted which made significant changes to federal income tax law, including reducing the statutory corporate income tax rate to 21 percent from 35 percent. The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 118, which specifies, among other things, that reasonable estimates of the income tax effects of the Tax Act should be used, if determinable. The Company has accounted for the effects of the Tax Act using reasonable estimates based on currently available information and its interpretations thereof. This accounting may change due to, among other things, changes in interpretations the Company has made or the issuance of new tax or accounting guidance. In accordance with ASC 740, the effects of changes in tax rates and laws on deferred tax balances are recognized in the period in which the new legislation is enacted, this was the primary driver of the $13.1 million estimated income tax expense impact recognized in 2017 as a result of this legislation.

Notes to Consolidated Financial Statements—(Continued)

Deferred taxes resulted from temporary differences between the amounts reported in the consolidated financial statements and the tax basis of assets and liabilities. The tax effects of temporary differences are as follows:

	December 31,
	2017	2016
($ in thousands)
Deferred tax assets:
Intangible assets	$10,706	$19,348
Net operating losses	16,769	20,272
Compensation accruals	7,681	8,854
Capitalized transaction costs	5,849	10,022
Unrealized loss/(gain)	1,473	5,291
Capital losses	870	417
Other	1,675	977
Gross deferred tax assets	45,023	65,181
Valuation allowance	(3,088)	(5,731)
Gross deferred tax assets after valuation allowance	41,935	59,450
Deferred tax liabilities:
Intangible assets	(9,507)	(11,915)
Gross deferred tax liabilities	(9,507)	(11,915)
Deferred tax assets, net	$32,428	$47,535

At each reporting date, the Company evaluates the positive and negative evidence used to determine the likelihood of realization of its deferred tax assets. The Company maintained a valuation allowance in the amount of $3.1 million and $5.7 million at December 31, 2017 and 2016, respectively, relating to deferred tax assets on items of a capital nature as well as certain state deferred tax assets.

As of December 31, 2017, the Company had net operating loss carry-forwards for federal income tax purposes represented by a $8.5 million deferred tax asset. The related federal net operating loss carry-forwards are scheduled to begin to expire in the year 2031. As of December 31, 2017, the Company had state net operating loss carry-forwards, varying by subsidiary and jurisdiction, represented by a $8.3 million deferred tax asset. The state net operating loss carry-forwards are scheduled to begin to expire in 2018.

Internal Revenue Code Section 382 limits tax deductions for net operating losses, capital losses and net unrealized built-in losses after there is a substantial change in ownership in a corporation’s stock involving a 50 percentage point increase in ownership by 5% or larger stockholders. During the year ended December 31, 2009, the Company incurred an ownership change as defined in Section 382. At December 31, 2017, the Company has pre-change losses represented by deferred tax assets totaling $12.6 million. The utilization of these assets is subject to an annual limitation of $1.1 million.

The Company has had no unrecognized tax benefits activity for the years ended December 31, 2017, 2016 and 2015. The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. The Company recorded no interest or penalties related to unrecognized tax benefits at December 31, 2017, 2016 and 2015.

The earliest federal tax year that remains open for examination is 2010 since net operating loss carry-forwards from 2010 could be denied when claimed in future years. The earliest open years in the Company’s major state tax jurisdictions are 2008 for Connecticut and 2013 for all of the Company's remaining state tax jurisdictions.

Notes to Consolidated Financial Statements—(Continued)

9. Debt

Credit Agreement

On June 1, 2017, in connection with the Acquisition, the Company entered into a new credit agreement ("Credit Agreement") comprising (1) $260.0 million of seven-year term debt ("Term Loan") and (2) a $100.0 million five-year revolving credit facility ("Credit Facility"). At December 31, 2017, $259.4 million was outstanding under the Term Loan. In 2017, the Company's previous revolving credit facility and financing commitment were terminated and as a result $1.1 million of unamortized deferred financing costs were expensed.

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

At any time, upon timely notice, the Company may terminate the Credit Agreement in full, reduce the commitment under the Credit Facility in minimum specified increments or prepay the Term Loan in whole or in part, subject to the payment of breakage fees with respect to LIBOR-based loans and, in the case of any Term Loans that are prepaid in connection with a “repricing transaction” occurring within the six-month period following the closing date, a 1.00% premium.

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

Notes to Consolidated Financial Statements—(Continued)

Future minimum Term Loan payments (exclusive of unamortized debt issuance costs) as of December 31, 2017 are as follows (in thousands):

Year	Amount
2018	$3,250
2019	2,600
2020	2,600
2021	2,600
2022	1,950
Thereafter	246,350
$259,350

Credit Facility

At December 31, 2017, no amounts were outstanding under the Credit Facility. The Company has the right, subject to customary conditions specified in the Credit Agreement, to request additional revolving credit facility commitments and additional term loans to be made under the Credit Agreement up to an aggregate amount equal to the sum of (x) $75.0 million and (y) an amount subject to a pro forma secured net leverage ratio of the Company of no greater than 1.75 to 1.00. Under the terms of the Credit Agreement, the Company is required to pay a quarterly commitment fee on the average unused amount of the Credit Facility, which fee is initially set at 0.50% and will, following the first delivery of certain financial reports required under the Credit Agreement, range from 0.375% to 0.50%, based on the secured net leverage ratio of the Company as of the last day of the preceding fiscal quarter, as reflected in such financial reports.

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

Notes to Consolidated Financial Statements—(Continued)

In re Virtus Investment Partners, Inc. Securities Litigation; formerly Tom Cummins v. Virtus Investment Partners Inc. et al

On February 20, 2015, a putative class action complaint alleging violations of certain provisions of the federal securities laws was filed by an individual shareholder against the Company and certain of the Company’s current officers (the “defendants”) in the United States District Court for the Southern District of New York (the “Court”). On April 21, 2015, three plaintiffs, including the original plaintiff, filed motions to be appointed lead plaintiff and, on June 9, 2015, the Court appointed Arkansas Teachers Retirement System lead plaintiff. On August 21, 2015, the plaintiffs filed a Consolidated Class Action Complaint (the “Consolidated Complaint”) amending the originally filed complaint, which was purportedly filed on behalf of all purchasers of the Company’s common stock between January 25, 2013 and May 11, 2015 (the “Class Period”). The Consolidated Complaint alleges that, during the Class Period, the defendants disseminated materially false and misleading statements and concealed material adverse facts relating to certain funds formerly subadvised by F-Squared Investments Inc (“F-Squared”). The Consolidated Complaint alleges claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5. The plaintiffs seek to recover unspecified damages. A motion to dismiss the Consolidated Complaint was filed on behalf of the Company and the other defendants on October 21, 2015. On July 1, 2016, the Court entered an opinion and order granting in part, and denying in part, the motion to dismiss, narrowing plaintiffs' claims under Sections 10(b) and 20(a) of the Exchange Act and dismissing one of the defendants from the suit. The remaining defendants' Answer to the Consolidated Complaint was filed on August 5, 2016. Plaintiffs' motion for class certification was granted on May 15, 2017. Discovery has since been completed. On October 6, 2017, defendants moved for summary judgment. Briefing on the motion for summary judgment was completed on December 22, 2017, and oral argument was held on January 18, 2018, where the Court reserved decision. The Company believes that the suit is without merit, nonetheless, on February 6, 2018, it reached an agreement in principle with the plaintiffs, subject to Court approval, settling all claims in the litigation, in order to avoid the cost, distraction, disruption, and inherent litigation uncertainty. Upon approval by the Court, which the Company believes is likely, the resolution of this matter will not have a material impact on the Company’s results of operations, cash flows or its consolidated financial condition.

Mark Youngers v. Virtus Investment Partners, Inc. et al

On May 8, 2015, a putative class action complaint alleging violations of certain provisions of the federal securities laws was filed in the United States District Court for the Central District of California (the "District Court") by an individual who alleges he is a former shareholder of one of the Virtus mutual funds formerly subadvised by F-Squared and formerly known as the AlphaSector Funds. The complaint alleges claims against the Company, certain of the Company’s officers and affiliates, and certain other parties (the “defendants”). The complaint was purportedly filed on behalf of purchasers of the AlphaSector Funds between May 8, 2010 and December 22, 2014, inclusive (the “Class Period”). The complaint alleges that, during the Class Period, the defendants disseminated materially false and misleading statements and concealed or omitted material facts necessary to make the statements made not misleading. On June 7, 2015, a group of three individuals, including the original plaintiff, filed a motion to be appointed lead plaintiff, and on July 27, 2015, the District Court appointed movants as lead plaintiff. On October 1, 2015, the plaintiffs filed a First Amended Class Action Complaint which, among other things, added a derivative claim for breach of fiduciary duty on behalf of Virtus Opportunities Trust. On October 19, 2015, the District Court entered an order transferring the action to the Southern District of New York (the "Court"). On January 4, 2016, the plaintiffs filed a Second Amended Complaint. A motion to dismiss was filed on behalf of the Company and affiliated defendants on February 1, 2016. On July 1, 2016, the Court entered an opinion and order granting in part, and denying in part, the motion to dismiss. The Court dismissed four causes of action entirely and a fifth cause of action with respect to a portion of the Class Period. The Court also dismissed all claims against ten defendants named in the Complaint. The Court held that the plaintiffs may pursue certain securities claims under Sections 10(b) and 20(a) of the Exchange Act and Section 12 of the Securities Act of 1933. The remaining defendants filed an Answer to the Second Amended Complaint on August 5, 2016. A Stipulation of Voluntary Dismissal of the claim under Section 12 of the Securities Act was filed on September 15, 2016. The defendants filed a motion to certify an interlocutory appeal of the July 1, 2016 order to the Court of Appeals for the Second Circuit on August 26, 2016. The motion was denied on January 6, 2017. Plaintiffs' motion for class certification was denied on May 15, 2017. On December 4, 2017, the Court denied plaintiffs' motion seeking leave to amend their complaint to address deficiencies identified by the Court in its orders dismissing, in part, plaintiffs' Second Amended Complaint and denying class certification. On December 22, 2017, plaintiffs voluntarily dismissed all remaining claims against the Company with prejudice and waived all rights to appeal.

Lease Commitments

The Company incurred rental expenses, primarily related to office space, under operating leases of $6.2 million, $4.4 million and $4.3 million in 2017, 2016 and 2015, respectively. Minimum aggregate rental payments required under operating

Notes to Consolidated Financial Statements—(Continued)

leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2017 are as follows: $6.8 million in 2018; $5.1 million in 2019; $4.3 million in 2020; $2.9 million in 2021; $1.8 million in 2022; and $3.5 million thereafter.

11. Equity Transactions

Stock Repurchases

As of December 31, 2017, 4.2 million shares of the Company's common stock have been authorized to be repurchased under the Board of Directors approved share repurchase program and 0.9 million shares remain available for repurchase.  Under the terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

During the year ended December 31, 2017, the Company repurchased a total of 66,244 common shares for approximately $7.5 million. As of December 31, 2017, the Company had repurchased a total of 3,852,805 shares of common stock at a weighted average price of $103.55 per share plus transaction costs for a total cost of $399.0 million.

During the year ended December 31, 2016, the Company repurchased 1,727,746 common shares at a price of $93.50 per share for a total purchase price of $161.5 million from the Bank of Montreal Holdings Inc. pursuant to a Stock Purchase Agreement and repurchased 556,516 shares representing 6.7% of the Company's common stock outstanding, pursuant to a "modified Dutch Auction" tender offer.

Equity Issuances

During the year ended December 31, 2017, the Company issued 1,260,169 shares of common stock consisting of: (1) 1,046,500 shares of common stock in a public offering, which included the exercise of the underwriters' over-allotment option, for net proceeds of $109.5 million, after underwriting discounts, commissions and other offering expenses; and (2) 213,669 shares of the Company's common stock as part of the consideration for the acquisition of RidgeWorth. (See Note 3 for further discussion of the Acquisition.)

During the year ended December 31, 2017, the Company issued 1,150,000 shares of 7.25% mandatory convertible preferred stock ("MCPS") in a public offering which included the exercised over-allotment option for net proceeds of $111.0 million, after underwriting discounts, commissions and other offering expenses. The MCPS was issued with a liquidation preference of $100.00 per share. Unless converted earlier, each share of MCPS will convert automatically on February 1, 2020 (the "mandatory conversion date") into between 0.7576 and 0.9091 shares of common stock (a conversion price range between $132 to $110 per share, respectively), subject to customary anti-dilution adjustments. The number of shares of common stock issuable upon conversion will be determined based on the average volume-weighted average price per share of the Company's common stock over the 20 consecutive trading day period beginning on, and including, the 22nd scheduled trading day immediately preceding the mandatory conversion date. Each share of MCPS can be converted prior to the mandatory conversion date at the option of the holder at the minimum conversion rate of 0.7576 or at specified rate, in the event of a fundamental change as defined in the certificate of designations of the MCPS.
Dividends on the MCPS will be payable on a cumulative basis when, as and if declared by the Board of Directors, at an annual rate of 7.25 percent on the liquidation preference of $100.00 per share. If declared, these dividends will be paid in cash, or, subject to certain limitations, in shares of Virtus' common stock (or a combination) on February 1, May 1, August 1, and November 1 of each year, commencing May 1, 2017, and continuing to, and including, February 1, 2020.

Dividends

During each quarter of the year ended December 31, 2017, the Board of Directors declared quarterly cash dividends on the Company's common stock of $0.45 each. Total dividends declared on the Company's common stock were $13.5 million for the year ended December 31, 2017.

Notes to Consolidated Financial Statements—(Continued)

During each quarter of the year ended December 31, 2017, the Board of Directors declared quarterly cash dividends on the Company's preferred stock of $1.8125 each. Total dividends declared on the Company's preferred stock were $8.3 million for the year ended December 31, 2017.

At December 31, 2017, $6.5 million was included as dividends payable in liabilities in the Consolidated Balance Sheet. This balance represents the fourth quarter dividends of $2.1 million to be paid on February 1, 2018 for the Company's preferred stock shareholders of record as of January 15, 2018 and $4.4 million to be paid on February 15, 2018 for the Company's common stock shareholders of record as of January 31, 2018.

12. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss), by component, are as follows:

	Unrealized Gains (Losses) on Securities Available-for-Sale	Foreign Currency Translation Adjustments
($ in thousands)
Balance December 31, 2016	$(224)	$—
Unrealized net gain (loss) on available-for-sale securities, net of tax of $100	(388)	—
Foreign currency translation adjustments, net of tax of ($4)	—	12
Net current-period other comprehensive income (loss)	(388)	12
Balance December 31, 2017	$(612)	$12

	Unrealized Gains (Losses) on Securities Available-for-Sale	Foreign Currency Translation Adjustments
($ in thousands)
Balance December 31, 2015	$(465)	$(569)
Unrealized net gain (loss) on available-for-sale securities, net of tax of ($32)	241	—
Foreign currency translation adjustments, net of tax of ($348)	—	569
Net current-period other comprehensive income (loss)	241	569
Balance December 31, 2016	$(224)	$—

13. Retirement Savings Plan

The Company sponsors a defined contribution 401(k) retirement plan (the “401(k) Plan”) covering all employees who meet certain age and service requirements. Employees may contribute a percentage of their eligible compensation into the 401(k) Plan, subject to certain limitations imposed by the Internal Revenue Code. Through December 31, 2017, the Company matched employees’ contributions at a rate of 100% of employees’ contributions up to the first 3.0% and 50.0% of the next 2.0% of the employees’ compensation contributed to the 401(k) Plan. The Company’s matching contributions were $2.8 million, $2.4 million and $2.1 million in 2017, 2016 and 2015, respectively.

14. Stock-Based Compensation

The Company has an Omnibus Incentive and Equity Plan (the “Plan”) under which officers, employees and directors may be granted equity-based awards, including restricted stock units (“RSUs”), stock options and unrestricted shares of common stock. At December 31, 2017, 481,948 shares of common stock remain available for issuance of the 2,400,000 shares that are authorized for issuance under the Plan.

Notes to Consolidated Financial Statements—(Continued)

Stock-based compensation expense is summarized as follows:

	Years Ended December 31,
	2017	2016	2015
($ in thousands)
Stock-based compensation expense	$20,288	$11,948	$11,863

Restricted Stock Units

Each RSU entitles the holder to one share of common stock when the restriction expires. RSUs generally have a term of one to three years and may be time-vested or performance-contingent. The fair value of each RSU is estimated using the intrinsic value method, which is based on the fair market value price on the date of grant unless it contains a performance metric that is considered a market condition. RSUs that contain a market condition are valued using a simulation valuation model. Shares that are issued upon vesting are newly issued shares from the Plan and are not issued from treasury stock.
RSU activity for the year ended December 31, 2017 is summarized as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	302,824	$111.56
Granted	290,630	$108.32
Forfeited	(30,450)	$120.08
Settled	(79,983)	$141.24
Outstanding at December 31, 2017	483,021	$104.16
The grant-date intrinsic value of RSUs granted during the year ended December 31, 2017 was $31.5 million. The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2017, 2016 and 2015 was $108.32, $80.33 and $134.37 per share, respectively. The total fair value of RSUs vested during the years ended December 31, 2017, 2016 and 2015 was $11.3 million, $9.3 million and $11.8 million, respectively. For the years ended December 31, 2017, 2016 and 2015, a total of 32,716, 37,488 and 50,952 RSUs, respectively, were withheld through net share settlement by the Company to settle minimum employee tax withholding obligations. The Company paid $3.5 million, $1.5 million and $5.1 million for the years ended December 31, 2017, 2016 and 2015, respectively, in minimum employee tax withholding obligations related to RSUs withheld. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have been otherwise issued as a result of the vesting.
As of December 31, 2017 and 2016, unamortized stock-based compensation expense for outstanding RSUs was $29.3 million and $16.0 million with a weighted average remaining contractual life of 1.6 years and 1.4 years, respectively. The Company did not capitalize any stock-based compensation expenses during the years ended December 31, 2017, 2016 and 2015.
During the years ended December 31, 2017 and 2016, the Company granted 87,458 and 33,244 RSUs, respectively, each of which contain performance-based metrics in addition to a service condition (Performance Share Units or "PSUs"). Compensation expense for these PSUs is recognized over a three-year service period based upon the value determined using a combination of the intrinsic value method, for awards that contain a performance metric that represents a "performance condition" in accordance with ASC 718, and the Monte Carlo simulation valuation model, for awards under the performance metric that represents a "market condition" under ASC 718. Compensation expense for the awards that contain a market condition is fixed at the date of grant and will not be adjusted in future periods based upon the achievement of the market condition. Compensation expense for the awards with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon the final outcome. For the years ended December 31, 2017 and 2016, total stock-based compensation expense included $7.3 million and $2.8 million respectively, for these PSUs. As of December 31, 2017 and 2016, unamortized stock-based compensation expense related to these PSUs was $7.6 million and $3.3 million, respectively.

On June 1, 2017, the Company also granted 35,148 PSUs and 65,561 RSUs to certain RidgeWorth employees in connection with the Acquisition to replace equity incentives that were in place prior to the Acquisition. The PSUs will vest if certain performance measures are met over a five-year period, with the ability for accelerated vesting if those same conditions are met by year four. The RSUs contain only a service condition and will vest over four years beginning with year two. For the

Notes to Consolidated Financial Statements—(Continued)

twelve months ended December 31, 2017, total stock-based compensation expense was $1.5 million for these PSUs and RSUs. At December 31, 2017, unamortized stock-based compensation expense related to these PSUs and RSUs was $8.6 million.

Stock Options
Stock option activity for the year ended December 31, 2017 is summarized as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	137,157	$17.77
Granted	—	$—
Exercised	(27,349)	$23.12
Forfeited	—	$—
Outstanding at December 31, 2017	109,808	$16.44
Vested and exercisable at December 31, 2017	109,808	$16.44
Stock options generally cliff vest after three years and have a contractual life of ten years. Stock options are granted with an exercise price equal to the fair market value of the shares at the date of grant. The weighted-average remaining contractual term for stock options outstanding at December 31, 2017 and December 31, 2016 was 1.2 and 1.9 years, respectively. The weighted-average remaining contractual term for stock options vested and exercisable at December 31, 2017 was 1.2 years. At December 31, 2017, the aggregate intrinsic value of stock options outstanding and vested and exercisable was $10.8 million. There were no unvested stock options at December 31, 2017. The total intrinsic value of stock options exercised for the years ended December 31, 2017, 2016 and 2015 was $2.5 million, $1.3 million and $0.7 million, respectively. Cash received from stock option exercises was $0.1 million, $0.5 million and $0.1 million for 2017, 2016 and 2015, respectively.
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

15. Restructuring and Severance

During the year ended December 31, 2017, the Company incurred $9.6 million in severance costs primarily related to staff reductions in connection with the Acquisition and the Company's outsourcing activities and $1.0 million in restructuring costs related to future lease obligations and leasehold improvement write-offs for vacated office space. During the year ended December 31, 2016, the Company incurred $3.9 million in severance costs related to staff reductions, primarily in business support areas, and $0.4 million in costs related to future lease obligations and leasehold improvement write-offs for vacated office space. Total unpaid severance and related charges as of December 31, 2017 was $5.6 million which the Company expects to pay over the next three years. The Company expects to incur additional severance costs in connection with the Acquisition of approximately $0.2 million related to one-time termination benefits that are being earned over a transition period.

Notes to Consolidated Financial Statements—(Continued)

16. Earnings (Loss) Per Share

The computation of basic and diluted earnings (loss) per share is as follows:

	Years Ended December 31,
	2017	2016	2015
($ in thousands, except per share amounts)
Net Income (Loss)	$39,939	$48,763	$30,671
Noncontrolling interests	(2,927)	(261)	4,435
Net Income (Loss) Attributable to Stockholders	37,012	48,502	35,106
Preferred stock dividends	(8,336)	—	—
Net Income (Loss) Attributable to Common Stockholders	$28,676	$48,502	$35,106
Shares (in thousands):
Basic: Weighted-average number of shares outstanding	7,013	7,648	8,797
Plus: Incremental shares from assumed conversion of dilutive instruments	234	174	163
Diluted: Weighted-average number of shares outstanding	7,247	7,822	8,960
Earnings (Loss) per Share—Basic	$4.09	$6.34	$3.99
Earnings (Loss) per Share—Diluted	$3.96	$6.20	$3.92

The following table details the securities that have been excluded from the above computation of weighted-average number of shares for diluted EPS, because the effect would be anti-dilutive.

	Years Ended December 31,
(In thousands)	2017	2016	2015
Restricted stock units and stock options	—	8	2
Preferred stock	897	—	—
Total anti-dilutive securities	897	8	2

17. Concentration of Credit Risk

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company. The following funds provided 10 percent or more of the total revenues of the Company:

	Years Ended December 31,
	2017	2016	2015
($ in thousands)
Virtus Emerging Markets Opportunities Fund
Investment management, administration and shareholder service fees	$48,826	$49,085	$62,329
Percent of total revenues	12%	15%	16%
Virtus Multi-Sector Short Term Bond Fund
Investment management, administration and shareholder service fees	$44,577	$43,579	$49,174
Percent of total revenues	11%	14%	13%

18. Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries and investment products that are consolidated. Voting interest entities ("VOEs") are consolidated when the Company is considered to have a controlling

Notes to Consolidated Financial Statements—(Continued)

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
The following table presents the balances of the consolidated investment products that, after intercompany eliminations, are reflected in the Consolidated Balance Sheets as of December 31, 2017 and 2016:

	As of December 31,
	2017			2016
		VIEs			VIEs
	VOEs	CLOs	Other	VOEs	CLOs	Other
($ in thousands)
Cash and cash equivalents	$820	$82,823	$18,489	$1,859	$14,449	$2,775
Investments	34,623	1,555,879	7,250	99,247	346,967	42,828
Other assets	767	32,671	48	2,211	5,888	1,059
Notes payable	—	(1,457,435)	—	—	(328,761)	—
Securities purchased payable and other liabilities	(1,319)	(110,871)	(764)	(2,310)	(12,534)	(1,799)
Noncontrolling interests	(4,178)	(16,667)	—	(12,505)	—	$(24,761)
The Company’s net interests in consolidated investment products	$30,713	$86,400	$25,023	$88,502	$26,009	$20,102

Consolidated CLOs

The majority of the Company's consolidated investment products that are VIEs are CLOs. At December 31, 2017, the Company consolidated four CLOs. The financial information of certain CLOs is included in the Company's consolidated financial statements on a one-month lag based upon the availability of financial information. Majority-owned consolidated private funds, whose primary purpose is to invest in CLOs for which the Company serves as the collateral manager, are also included.

Notes to Consolidated Financial Statements—(Continued)

Investments of CLOs

The CLOs' investments of $1.6 billion at December 31, 2017 represent bank loan investments, which comprise the majority of the CLOs' portfolio asset collateral and are senior secured corporate loans across a variety of industries. These bank loan investments mature at various dates between 2018 and 2026 and pay interest at LIBOR plus a spread of up to 9.5%. At December 31, 2017, the fair value of the senior bank loans exceeded the unpaid principal balance by approximately $9.7 million. At December 31, 2017, there were no collateral assets in default.

Notes Payable of CLOs

The CLOs hold notes payable with a total value, at par, of $1.6 billion, consisting of senior secured floating rate notes payable with a par value of $1.5 billion and subordinated notes with a par value of $139.8 million. These note obligations bear interest at variable rates based on LIBOR plus a pre-defined spread ranging from 1.0% to 8.75%. The principal amounts outstanding of the note obligations issued by the CLOs mature on dates ranging from April 2018 to October 2029. The CLOs may elect to reinvest any prepayments received on bank loan investments between October 2019 and October 2021, depending on the CLO. Generally, subsequent prepayments received after the reinvestment period must be used to pay down the note obligations.

The Company’s beneficial interests and maximum exposure to loss related to these consolidated CLOs is limited to: (i) ownership in the subordinated notes and (ii) accrued management fees. The secured notes of the consolidated CLOs have contractual recourse only to the related assets of the CLO and are classified as financial liabilities. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative, as adopted on January 1, 2016, prescribed by ASU 2014-13, results in the net assets of the consolidated CLOs shown above to be equivalent to the beneficial interests retained by the Company at December 31, 2017, as shown in the table below:

($ in thousands)
Subordinated notes	$85,066
Accrued investment management fees	1,334
Total Beneficial Interests	$86,400

The following table represents income and expenses of the consolidated CLOs included in the Company's Consolidated Statements of Operations for the period indicated:

Year Ended
($ in thousands)	December 31, 2017
Income:
Realized and unrealized gain (loss), net	$7,270
Interest income	45,526
Other income	1,552
Total income	$54,348

Expenses:
Other operating expenses	$6,684
Interest expense	35,243
Total Expense	41,927
Noncontrolling interest	(1,507)
Net Income (loss) attributable to CIPs	$10,914

Notes to Consolidated Financial Statements—(Continued)

As summarized in the table below, the application of the measurement alternative as prescribed by ASU 2014-13 results in the consolidated net income summarized above to be equivalent to the Company’s own economic interests in the consolidated CLOs, which are eliminated upon consolidation:

Year Ended
($ in thousands)	December 31, 2017
Distributions received and unrealized gains on the subordinated notes held by the Company	$6,830
Investment management fees	4,084
Total Economic Interests	$10,914

Fair Value Measurements of Consolidated Investment Products
The assets and liabilities of the consolidated investment products measured at fair value on a recurring basis by fair value hierarchy level were as follows:

As of December 31, 2017
	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$82,769	$—	$—	$82,769
Debt investments	—	1,527,845	33,887	1,561,732
Equity investments	35,126	—	894	36,020
Total assets measured at fair value	$117,895	$1,527,845	$34,781	$1,680,521
Liabilities
Notes payable	$—	$1,457,435	$—	$1,457,435
Derivatives	2	—	—	2
Short sales	719	—	—	719
Total liabilities measured at fair value	$721	$1,457,435	$—	$1,458,156

As of December 31, 2016
	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$14,449	$—	$—	$14,449
Debt investments	—	448,477	87	448,564
Equity investments	40,270	208	—	40,478
Derivatives	4	—	—	4
Total assets measured at fair value	$54,723	$448,685	$87	$503,495
Liabilities
Notes payable	$—	$328,761	$—	$328,761
Derivatives	$3	$235	$62	$300
Short sales	649	—	—	649
Total liabilities measured at fair value	$652	$328,996	$62	$329,710

The following is a discussion of the valuation methodologies used for the assets and liabilities of the Company’s consolidated investment products measured at fair value.

Cash equivalents represent investments in money market funds. Cash investments in actively traded money market funds are valued using published net asset values and are classified as Level 1.

Notes to Consolidated Financial Statements—(Continued)

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

For the years ended December 31, 2017 and 2016, no securities held by consolidated investment products were transferred from Level 2 to Level 1 and no securities held by consolidated investment products were transferred from Level 1 to Level 2.

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

Short Sales are transactions in which a security is sold which is not owned or is owned but there is no intention to deliver, in anticipation that the price of the security will decline. Short sales are recorded in the Consolidated Balance Sheets within other liabilities of CIPs and are classified as level 1 based on the underlying equity security.

The securities purchase payable at December 31, 2017 and 2016 approximated fair value due to the short term nature of the instruments.

The following table is a reconciliation of assets and liabilities of consolidated investment products for Level 3 investments for which significant unobservable inputs were used to determine fair value.

	Year Ended December 31,
	2017	2016
(in thousands)
Level 3 Securities (a)
Balance at beginning of period	$25	$1,397
Purchases	3,174	174
Sales	(3,357)	(1,472)
Paydowns	—	(5)
Amortization	9	—
Change in unrealized gains (losses), net	434	348
Realized gains (loss), net	(49)	(355)
Acquired in business combination	9,151	—
Transfers to Level 2	(35,258)	—
Transfers from Level 2	60,652	(62)
Balance at end of period	$34,781	$25

(a)
The investments that are categorized as Level 3 were valued utilizing third-party pricing information without adjustment. All transfers are deemed to occur at the end of period. Transfers between Level 2 and Level 3 were due to a decrease in trading activities at period end.

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2017 and December 31, 2016, respectively, there were no securities held by consolidated investment products that transferred between Level 1 and Level 2.
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

The Company has interests in certain other entities that are VIEs that the Company does not consolidate as it is not the primary beneficiary of those entities. The Company is not the primary beneficiary as its interest in these entities does not provide the Company with the power to direct the activities that most significantly impact the entities' economic performance. At December 31, 2017, the carrying value and maximum risk of loss related to the Company's interest in these VIEs was $43.2 million.

19. Subsequent Events

Securities Purchase Agreement

On February 1, 2018, the Company entered into an agreement to acquire (the "Purchase Agreement" or the "Transaction") a majority interest in Sustainable Growth Advisers, LP ("SGA"), an investment manager specializing in U.S. and global growth equity portfolios. The purchase price payable by the Company at the Closing is $129.5 million, subject to certain potential adjustments. The transaction is expected to close in mid-2018, subject to customary closing conditions and client approvals. The Purchase Agreement contains customary termination rights for the Company and SGA, including in the event the Transaction is not consummated on or before September 30, 2018 (the “Termination Date”). The Purchase Agreement also contains customary representations, warranties, covenants and indemnification and escrow provisions.

Credit Agreement

On February 15, 2018, the Company amended its Credit Agreement that resulted in $105.0 million of additional Term Loan commitments to fund its proposed acquisition of SGA. The $105.0 million will be drawn at the closing of the SGA acquisition and is subject to a delayed draw fee. The amended Credit Agreement removed the financial maintenance covenant on the Term Loan and replaced the existing financial maintenance covenant on the $100.0 million Credit Facility with a net leverage ratio covenant, defined as net debt divided by EBITDA, set at 2.5 to 1, that is in place when $30.0 million or more has been drawn down on the revolving credit facility. In addition, the applicable margin in the case of LIBOR-based loans was reduced by 1.25% to 2.50% and will range from 2.25% to 2.50% based on the secured net leverage ratio of the Company.

Dividends Declared
On February 14, 2018, the Company declared a quarterly cash dividend of $0.45 per common share to be paid on May 15, 2018 to shareholders of record at the close of business on April 30, 2018. The Company also declared a quarterly cash

Notes to Consolidated Financial Statements—(Continued)

dividend of $1.8125 per share on the Company's 7.25% mandatory convertible preferred stock to be paid on May 1, 2018 to shareholders of record at the close of business on April 16, 2018.

20. Selected Quarterly Data (Unaudited)

	2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
($ in thousands, except share data)
Revenues	$128,024	$123,675	$94,132	$79,776
Operating Income (Loss)	28,015	16,789	3,184	10,047
Net Income (Loss) Attributable to Common Stockholders	3,414	16,708	(2,389)	10,943
Earnings (loss) per share—Basic	$0.48	$2.32	$(0.34)	$1.67
Earnings (loss) per share—Diluted	$0.46	$2.21	$(0.34)	$1.62

	2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
($ in thousands, except share data)
Revenues	$79,850	$82,324	$80,085	$80,295
Operating Income (Loss)	12,783	16,538	8,743	12,750
Net Income (Loss) Attributable to Common Stockholders	12,426	15,625	8,088	12,363
Earnings (loss) per share—Basic	$1.94	$2.04	$0.99	$1.48
Earnings (loss) per share—Diluted	$1.87	$1.99	$0.97	$1.45