Form 10-Q
period 2018-03-31
VIRTUS INVESTMENT PARTNERS, INC.
filed 2018-05-08
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒ NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of the registrant’s common stock was 7,217,443 as of April 27, 2018.

VIRTUS INVESTMENT PARTNERS, INC.

"We," "us," "our," "the Company," and "Virtus" as used in this Quarterly Report on Form 10-Q, refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
Virtus Investment Partners, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2018	December 31, 2017
($ in thousands, except share data)
Assets:
Cash and cash equivalents	$80,764	$132,150
Investments	125,348	108,492
Accounts receivable, net	62,636	65,648
Assets of consolidated investment products ("CIP")
Cash and cash equivalents of CIP	54,836	101,315
Cash pledged or on deposit of CIP	899	817
Investments of CIP	1,634,085	1,597,752
Other assets of CIP	32,522	33,486
Furniture, equipment and leasehold improvements, net	11,396	10,833
Intangible assets, net	296,918	301,954
Goodwill	170,153	170,153
Deferred taxes, net	31,875	32,428
Other assets	36,777	35,771
Total assets	$2,538,209	$2,590,799
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$27,471	$86,658
Accounts payable and accrued liabilities	28,214	29,607
Dividends payable	6,479	6,528
Debt	245,402	248,320
Other liabilities	48,477	39,895
Liabilities of CIP
Notes payable of CIP	1,460,177	1,457,435
Securities purchased payable and other liabilities of CIP	92,421	112,954
Total liabilities	1,908,641	1,981,397
Commitments and Contingencies (Note 14)
Redeemable noncontrolling interests of CIP	4,162	4,178
Equity:
Equity attributable to stockholders:
Series D mandatory convertible preferred stock, $0.01 par value, 1,150,000 shares authorized, issued and outstanding at March 31, 2018 and December 31, 2017	110,843	110,843
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 10,513,732 shares issued and 7,217,443 shares outstanding at March 31, 2018 and 10,455,934 shares issued and 7,159,645 shares outstanding at December 31, 2017	105	105
Additional paid-in capital	1,213,342	1,216,173
Accumulated deficit	(363,094)	(386,216)
Accumulated other comprehensive income (loss)	(661)	(600)
Treasury stock, at cost, 3,296,289 shares at March 31, 2018 and December 31, 2017, respectively	(351,748)	(351,748)
Total equity attributable to stockholders	608,787	588,557
Noncontrolling interests of CIP	16,619	16,667
Total equity	625,406	605,224
Total liabilities and equity	$2,538,209	$2,590,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2018	2017
($ in thousands, except per share data)
Revenues
Investment management fees	$100,476	$59,271
Distribution and service fees	12,607	10,783
Administration and shareholder service fees	15,738	8,981
Other income and fees	207	741
Total revenues	129,028	79,776
Operating Expenses
Employment expenses	60,696	39,641
Distribution and other asset-based expenses	22,291	15,323
Other operating expenses	16,862	13,226
Operating expenses of consolidated investment products ("CIP")	511	642
Depreciation and other amortization	1,015	664
Amortization expense	5,036	233
Total operating expenses	106,411	69,729
Operating Income (Loss)	22,617	10,047
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	438	297
Realized and unrealized gain (loss) of CIP, net	2,259	4,444
Other income (expense), net	1,319	646
Total other income (expense), net	4,016	5,387
Interest Income (Expense)
Interest expense	(3,858)	(243)
Interest and dividend income	721	188
Interest and dividend income of investments of CIP	21,403	5,656
Interest expense of CIP	(14,549)	(2,857)
Total interest income (expense), net	3,717	2,744
Income (Loss) Before Income Taxes	30,350	18,178
Income tax expense (benefit)	6,523	4,433
Net Income (Loss)	23,827	13,745
Noncontrolling interests	(527)	(718)
Net Income (Loss) Attributable to Stockholders	23,300	13,027
Preferred stockholder dividends	(2,084)	(2,084)
Net Income (Loss) Attributable to Common Stockholders	$21,216	$10,943
Earnings (Loss) per Share—Basic	$2.95	$1.67
Earnings (Loss) per Share—Diluted	$2.77	$1.62
Cash Dividends Declared per Preferred Share	$1.81	$1.81
Cash Dividends Declared per Common Share	$0.45	$0.45
Weighted Average Shares Outstanding—Basic (in thousands)	7,197	6,542
Weighted Average Shares Outstanding—Diluted (in thousands)	8,411	6,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2018	2017
($ in thousands)
Net Income (Loss)	$23,827	$13,745
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of ($4) for the three months ended March 31, 2018	10	—
Unrealized gain (loss) on available-for-sale securities, net of tax of $97 and $(54) for the three months ended March 31, 2018 and 2017, respectively	(249)	88
Other comprehensive income (loss)	(239)	88
Comprehensive income (loss)	23,588	13,833
Comprehensive (income) loss attributable to noncontrolling interests	(527)	(718)
Comprehensive Income (Loss) Attributable to Stockholders	$23,061	$13,115
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2018	2017
($ in thousands)
Cash Flows from Operating Activities:
Net income (loss)	$23,827	$13,745
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense, intangible asset and other amortization	6,819	960
Stock-based compensation	5,909	3,491
Amortization of deferred commissions	737	516
Payments of deferred commissions	(1,075)	(671)
Equity in earnings of equity method investments	(1,322)	(629)
Realized and unrealized (gains) losses on trading securities, net	(333)	(297)
Sales (purchases) of trading securities, net	4,718	2,396
Deferred taxes, net	646	2,817
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	2,629	(13,013)
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	(51,148)	(24,305)
Operating activities of consolidated investment products ("CIP"):
Realized and unrealized (gains) losses on investments of CIP, net	(2,382)	(4,857)
Purchases of investments by CIP	(264,398)	(92,478)
Sales of investments by CIP	217,564	98,191
Net purchases of short term investments by CIP	(177)	(1,735)
Sales (purchases) of securities sold short by CIP, net	190	(20)
Change in other assets of CIP	(492)	535
Change in liabilities of CIP	(3,467)	172
Net cash provided by (used in) operating activities	(61,755)	(15,182)
Cash Flows from Investing Activities:
Capital expenditures	(1,275)	(369)
Change in cash and cash equivalents of CIP due to consolidation, net	—	5,615
Purchases of available-for-sale securities	(20,302)	(66)
Net cash provided by (used in) investing activities	(21,577)	5,180
Cash Flows from Financing Activities:
Repayments on debt	(650)	(30,000)
Payment of deferred financing costs	(3,400)	(61)
Proceeds from issuance of mandatory convertible preferred stock, net of issuance costs	—	111,280
Proceeds from issuance of common stock, net of issuance costs	—	109,762
Common stock dividends paid	(3,412)	(2,894)
Preferred stock dividends paid	(2,084)	—
Stock options exercised	698	86
Taxes paid related to net share settlement of restricted stock units	(5,014)	(2,464)
Contributions (redemptions) of noncontrolling interests, net	(589)	(6,091)
Financing activities of CIP:
Borrowings (Payments) on borrowings by CIP	—	73
Proceeds from issuance of notes payable by CIP	350,000	—
Repayment of notes payable by CIP	(350,000)	(500)
Net cash provided by (used in) financing activities	(14,451)	179,191
Net increase (decrease) in cash and cash equivalents	(97,783)	169,189
Cash and cash equivalents, beginning of period	234,282	83,671
Cash and Cash Equivalent, End of Period	$136,499	$252,860
Non-Cash Investing Activities:
Change in accrual for capital expenditures	$(375)	$(166)
Non-Cash Financing Activities:
Increase (decrease) to noncontrolling interest due to consolidation (deconsolidation) of CIP, net	$—	$13,083
Common stock dividends payable	$3,248	$3,145
Preferred stock dividends payable	$2,084	$2,084
Accrued stock issuance costs	$—	$886

	March 31, 2018	December 31, 2017
($ in thousands)
Reconciliation of cash and cash equivalents
Cash and cash equivalents	$80,764	$132,150
Cash of consolidated investment products	54,836	101,315
Cash pledged or on deposit of consolidated investment products	899	817
Cash and cash equivalents at end of period	$136,499	$234,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Stockholders	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
($ in thousands, except per share data)	Shares	Par Value	Shares	Amount				Shares	Amount
Balances at December 31, 2016	5,889,013	$91	—	$—	$1,090,331	$(424,279)	$(224)	3,230,045	$(344,246)	$321,673	$—	$321,673	$37,266
Adjustment for adoption of ASU 2016-09	—	—	—	—	—	1,052	—	—	—	1,052	—	1,052	—
Net income (loss)	—	—	—	—	—	13,027	—	—	—	13,027	—	13,027	718
Net unrealized gain (loss) on securities available-for-sale	—	—	—	—	—	—	88	—	—	88	—	88	—
Activity of noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	—	—	6,992
Issuance of mandatory convertible preferred stock, net of offering costs	—	—	1,150,000	110,837	—	—	—	—	—	110,837	—	110,837	—
Cash dividends declared ($1.8125 per preferred share)	—	—	—	—	(2,084)	—	—	—	—	(2,084)	—	(2,084)	—
Issuance of common stock, net of offering costs	1,046,500	10	—	—	109,310	—	—	—	—	109,320	—	109,320	—
Cash dividends declared ($0.45 per common share)	—	—	—	—	(3,322)	—	—	—	—	(3,322)	—	(3,322)	—
Issuance of common shares related to employee stock transactions	53,631	1	—	—	85	—	—	—	—	86	—	86	—
Taxes paid on stock-based compensation	—	—	—	—	(2,464)	—	—	—	—	(2,464)	—	(2,464)	—
Stock-based compensation	—	—	—	—	4,175	—	—	—	—	4,175	—	4,175	—
Balances at March 31, 2017	6,989,144	$102	1,150,000	$110,837	$1,196,031	$(410,200)	$(136)	3,230,045	$(344,246)	$552,388	$—	$552,388	$44,976
Balances at December 31, 2017	7,159,645	$105	1,150,000	$110,843	$1,216,173	$(386,216)	$(600)	3,296,289	$(351,748)	$588,557	$16,667	$605,224	$4,178
Adjustment for adoption of ASU 2016-01	—	—	—	—	—	(178)	178	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	23,300	—	—	—	23,300	672	23,972	(145)
Net unrealized gain (loss) on securities available-for-sale	—	—	—	—	—	—	(249)	—	—	(249)	—	(249)	—
Foreign currency translation adjustments	—	—	—	—	—	—	10	—	—	10	—	10	—
Activity of noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	(720)	(720)	129
Cash dividends declared ($1.8125 per preferred share)	—	—	—	—	(2,084)	—	—	—	—	(2,084)	—	(2,084)	—
Cash dividends declared ($0.45 per common share)	—	—	—	—	(3,394)	—	—	—	—	(3,394)	—	(3,394)	—
Issuance of common shares related to employee stock transactions	57,798	—	—	—	698	—	—	—	—	698	—	698	—
Taxes paid on stock-based compensation	—	—	—	—	(5,014)	—	—	—	—	(5,014)		(5,014)	—
Stock-based compensation	—	—	—	—	6,963	—	—	—	—	6,963	—	6,963	—
Balances at March 31, 2018	7,217,443	$105	1,150,000	$110,843	$1,213,342	$(363,094)	$(661)	3,296,289	$(351,748)	$608,787	$16,619	$625,406	$4,162
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Business

Virtus Investment Partners, Inc. ("the Company," "we," "us," "our," or "Virtus"), a Delaware corporation, operates in the investment management industry through its subsidiaries.

The Company provides investment management and related services to individuals and institutions. The Company’s retail investment management services are provided to individuals through products consisting of U.S. 1940 Act mutual funds and Undertaking for Collective Investment in Transferable Securities ("UCITS") (collectively, "open-end funds"), closed-end funds, exchange traded funds ("ETFs") and retail separate accounts. Institutional investment management services are provided to corporations, multi-employer retirement funds, employee retirement systems, foundations, endowments, structured products and as a subadviser to unaffiliated mutual funds.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission. The Company’s significant accounting policies, which have been consistently applied, are summarized in its 2017 Annual Report on Form 10-K.

The Company has reclassified certain amounts in prior-period financial statements to conform to the current period's presentation. Previously, the Company reported consolidated investment products and consolidated sponsored investment products separately. Currently, the Company combines these categories under the caption "consolidated investment products" and has accordingly reclassified prior presentations. The reclassifications were not material to the condensed consolidated financial statements.

New Accounting Standards Implemented

Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. On January 1, 2018, the Company adopted the new Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), and all the related amendments ("the new revenue standard") using the modified retrospective approach. The core principle of the new revenue standard is that revenue is recognized upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received for the goods or services. Based on the revised criteria in the new revenue standard for determining whether the Company is acting as a principal or agent, certain costs that were previously presented on a net of revenue basis are now presented on a gross basis. The comparative periods have not been restated and continue to be reported under the accounting standards in effect for those periods. No cumulative-effect adjustment to the balance sheet was necessary upon the adoption of ASC 606. The Company has determined that the adoption of the new revenue standard did not have a material impact the Company's condensed consolidated financial statements.

ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). On January 1, 2018, the Company adopted amendments to ASC 825 - Financial Instruments ("ASC 825) pursuant to ASU 2016-01. This standard requires all equity investments (other than those accounted for under the equity method) to be measured at fair value with changes in the fair value recognized through net income. The Company recorded a $0.2 million cumulative-effect adjustment to the balance sheet upon adoption.

ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). On January 1, 2018, the Company adopted amendments to ASC 230 - Statement of Cash Flows ("ASC 230") on a retrospective basis pursuant to ASU 2016-15. This standard clarifies the treatment of several cash flow activities. ASU 2016-15 also clarifies that when cash receipts and cash payments have aspects of more than one classification of cash flows and cannot be separated, classification will depend on the predominant source or use. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). On January 1, 2018, the Company adopted amendments to ASC 230 on a retrospective basis pursuant to ASU 2016-18. This standard requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning and ending cash on the statement of cash flows. Restricted cash includes cash pledged or on deposit with brokers of consolidated investment products. Cash, cash equivalents and restricted cash reported on the condensed consolidated statements of cash flows now includes $0.8 million, $1.1 million and $1.0 million of cash pledged or on deposit of consolidated investment products as of December 31, 2017, March 31, 2017, and December 31, 2016, respectively, as well as previously reported cash and cash equivalents. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

ASU 2017-01, Clarifying the Definition of a Business ("ASU 2017-01"). On January 1, 2018, the Company adopted amendments to ASC 805 - Business Combinations ("ASC 805") and will apply the standard prospectively pursuant to ASU 2017-01. This standard provides guidance on evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The impact of ASU 2017-01 on the Company’s condensed consolidated financial statements will depend on acquisitions (or disposals) of assets or businesses by the Company in periods following adoption.

ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Accounting for Goodwill Impairment ("ASU 2017-04"). On January 1, 2018, the Company adopted amendments to ASC 350 - Intangibles Goodwill and Other and will apply the standard prospectively for all future annual and interim goodwill impairment tests pursuant to ASU 2017-04. Under ASU 2017-04, a goodwill impairment is defined to be the amount by which a reporting unit’s carrying value exceeds its fair value. The impact of the new standard on the Company’s condensed consolidated financial statements will depend on the outcomes of future goodwill impairment tests.

ASU 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("ASU 2018-05"). In March 2018, the Company adopted the amendments to ASC 740 - Income Taxes pursuant to ASU 2018-05. The standard adds various Securities and Exchange Commission ("SEC") paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. We have accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118, on a provisional basis. Our accounting for certain income tax effects is incomplete, but we have determined reasonable estimates for those effects and have recorded provisional amounts in our condensed consolidated financial statements as of March 31, 2018 and December 31, 2017.

New Accounting Standards Not Yet Implemented

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). The standard provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on the Company's condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). The standard replaces current codification Topic 840 - Leases with updated guidance on accounting for leases and requires a lessee to recognize assets and liabilities arising from an operating lease on the balance sheet, whereas previous guidance did not require lease assets and liabilities to be recognized for most leases. Furthermore, this standard permits companies to make an accounting policy election to not recognize lease assets and liabilities for leases with a term of 12 months or less. For both finance leases and operating leases, the lease liability should be initially measured at the present value of the lease payments. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will not significantly change under this new guidance. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods therein. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its condensed consolidated financial statements but expects to record a right-of-use asset and a related lease obligation in the Company's condensed consolidated balance sheet upon adoption.

3. Revenues

Adoption of ASC 606, Revenue from Contracts with Customers

The Company's revenues are recognized when a performance obligation is satisfied, which occurs when control of the services is transferred to customers. Investment management fees, distribution and service fees and administration and shareholder service fees are generally calculated as a percentage of average net assets of the investment portfolios managed. The net asset values from which investment management fees, distribution and service fees and administration and shareholder service fees are calculated, are variable in nature, and subject to factors outside of the Company's control such as deposits, withdrawals and market performance. Because of this, they are considered constrained until the end of the contractual measurement period (monthly or quarterly) which is when asset values are generally determinable.

Revenue Disaggregated
The following table summarizes revenue by source:

	Three Months Ended March 31,
	2018	2017 (1)
($ in thousands)
Investment management fees
Open-end funds	$54,361	$30,526
Closed-end funds	10,378	11,079
Retail separate accounts	16,529	11,434
Institutional accounts	15,818	5,141
Structured products	2,326	498
Other products	1,064	593
Total investment management fees	100,476	59,271
Distribution and service fees	12,607	10,783
Administration and shareholder service fees	15,738	8,981
Other income and fees	207	741
Total revenues	$129,028	$79,776

(1)	Prior period amounts have not been adjusted and are reported in accordance with historical accounting under ASC 605, Revenue Recognition.

Investment Management Fees

The Company provides investment management services pursuant to investment management agreements through its affiliated investment advisers (each an "Adviser"). Investment management services represent a series of distinct daily service periods which are performed over time. With respect to the Company's funds, the Company earns fees based on each fund’s average daily or weekly net assets which are generally received and calculated on a monthly basis. The Company has recorded its management fees net of investment management fees paid to unaffiliated subadvisers, as the Company considers itself an agent of the fund as it relates to the day-to-day investment management services performed by unaffiliated subadvisers. With respect to services performed by the unaffiliated subadviser, the Company's performance obligation is to arrange for the provision of that service and it does not control the specified service before that service is performed. Amounts paid to unaffiliated subadvisers for the three months ended March 31, 2018 were $12.9 million.

Retail separate account fees are calculated based on the end of the preceding or current quarters asset values or on an average of month-end balances. Institutional account fees are calculated based on an average of month-end balances or current quarter’s asset values. Fees for structured finance products, for which the Company acts as the collateral manager, consist of senior, subordinated and, in certain instances, incentive management fees. Senior and subordinated management fees are calculated at a contractual fee rate applied against the end of the preceding quarter par value of the total collateral being managed with subordinated fees being recognized only after certain portfolio criteria are met. Incentive fees on certain of the Company's CLOs are typically 20% of the excess cash flows available to holders of the subordinated notes, above a threshold level internal rate of return.

Distribution and Service Fees

Distribution and service fees are asset-based fees earned from open-end funds for distribution services. Depending on the fund type or share class, these fees primarily consist of an asset-based fee (12b-1 fee) that is charged to the fund over a period of years to cover allowable sales and marketing expenses for the fund or front-end sales charges which are based on a percentage of the offering price. Asset-based distribution and service fees are primarily based on percentages of the average daily net assets value and are paid monthly pursuant to the terms of the respective distribution and service fee contracts.

Distribution and service fees represent two performance obligations comprised of distribution and distribution related shareholder servicing activities. Distribution services are generally satisfied upon the sale of a fund share. Distribution related shareholder servicing activities are generally services satisfied over time.

The Company distributes its open-end funds through unaffiliated financial intermediaries that comprise national and regional broker dealers. These unaffiliated financial intermediaries provide distribution and distribution related shareholder service activities on behalf of the Company. The Company passes related distribution and service fees to these unaffiliated financial intermediaries for these services and considers itself the principal in these arrangements as it has control of the services prior to the services being transferred to the customer. These payments are classified within distribution and other asset-based expenses.

Administration & Shareholder Service Fees

The Company provides administrative fund services to its open-end funds and certain of its closed-end funds and shareholder services to its open-end funds. Administration and shareholder services are performed over time. The Company earns fees based on each fund’s average daily or weekly net assets which are calculated and paid monthly. Administrative fund services include: record keeping, preparing and filing documents required to comply with securities laws, legal administration and compliance services, customer service, supervision of the activities of the funds’ service providers, tax services and treasury services as well as providing office space, equipment and personnel that may be necessary for managing and administering the business affairs of the funds. Shareholder services include maintaining shareholder accounts, processing shareholder transactions, preparing filings and performing necessary reporting, among other things.

Financial Statement Impact of the Adoption of ASC 606

The adoption of ASC 606 resulted in a change from the Company’s treatment under ASC 605 whereby front-end sales charges earned for the sale execution of certain share classes were presented net of the amounts retained by unaffiliated third-party dealers and banks. These front-end sales charges earned are now presented on a gross basis under ASC 606.

The impact of adoption of ASC 606 on the Company's condensed consolidated statement of operations was as follows:

	Three Months Ended March 31, 2018
($ in Thousands)	As Reported	Balance Under Prior ASC 605	Effect of Change Higher/(Lower)
Revenues
Distribution and service fees	$12,607	$11,371	$1,236

Operating Expenses
Distribution and other asset-based expenses	22,291	21,055	1,236

4. Business Combinations

RidgeWorth Investments

On June 1, 2017, the Company acquired RidgeWorth Investments (the "Acquisition" or the "Acquired Business"), a multi-boutique asset manager with approximately $40.1 billion in assets under management, including $35.7 billion in long term assets under management and $4.4 billion in liquidity strategies.

The total purchase price of the Acquisition was $547.1 million, comprising $485.2 million for the business and $61.9 million for certain balance sheet investments.

The Company accounted for the acquisition in accordance with ASC 805. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the Acquisition. The Company may adjust the preliminary purchase price allocation, as necessary, during the measurement period of up to one year after the closing date as it obtains more information as to facts and circumstances existing as of the acquisition date. No incremental measurement period adjustments were recorded in the three months ended March 31, 2018.

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
Liabilities
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

Sustainable Growth Advisers, LP

On February 1, 2018, the Company entered into an agreement (the "Purchase Agreement") to acquire a majority interest in Sustainable Growth Advisers, LP ("SGA"), an investment manager specializing in U.S. and global growth equity portfolios (the "Transaction"). The purchase price payable by the Company at the closing will be $129.5 million, subject to certain potential adjustments. The Transaction is expected to close in mid-2018, subject to customary closing conditions and client approvals. The Purchase Agreement contains customary termination rights for the Company and SGA, including in the event the Transaction is not consummated on or before September 30, 2018. The Purchase Agreement also contains customary representations, warranties, covenants and indemnification and escrow provisions.

5. Intangible Assets, Net

Intangible assets, net are summarized as follows:

	March 31, 2018	December 31, 2017
($ in thousands)
Definite-lived intangible assets:
Investment contracts	$425,747	$425,747
Accumulated amortization	(172,345)	(167,309)
Definite-lived intangible assets, net	253,402	258,438
Indefinite-lived intangible assets	43,516	43,516
Total intangible assets, net	$296,918	$301,954

Activity in intangible assets, net is as follows:

	Three Months Ended March 31,
	2018	2017
($ in thousands)
Intangible assets, net
Balance, beginning of period	$301,954	$38,427
Amortization	(5,036)	(233)
Balance, end of period	$296,918	$38,194

Estimated amortization expense of intangible assets for the remainder of fiscal year 2018 and succeeding fiscal years is as follows:

($ in thousands)
Fiscal Year	Amount
2018	$15,073
2019	20,043
2020	19,878
2021	19,867
2022	19,742
2023 and thereafter	158,799
$253,402

6. Investments
At March 31, 2018 and December 31, 2017, the Company's investments were as follows:

	March 31, 2018	December 31, 2017
($ in thousands)
Marketable securities	$62,039	$66,424
Equity method investments	12,420	11,098
Nonqualified retirement plan assets	6,669	6,706
Investments in collateralized loan obligations	43,295	23,339
Other investments	925	925
Total investments	$125,348	$108,492
Marketable Securities
Marketable securities consist primarily of investments in the Company's sponsored mutual funds, excluding the investments in consolidated investment products discussed in Note 15. The composition of the Company’s marketable securities is summarized as follows:
March 31, 2018

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Marketable securities:
Sponsored funds	$41,463	$(928)	$1,380	$41,915
Equity securities	13,621	(11)	2,939	16,549
Sponsored closed-end funds	3,770	(382)	187	3,575
Total marketable securities	$58,854	$(1,321)	$4,506	$62,039

December 31, 2017

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Marketable securities:
Sponsored funds	$47,084	$(1,294)	$1,059	$46,849
Equity securities	13,141	(2)	2,671	15,810
Sponsored closed-end funds	3,761	(302)	306	3,765
Total marketable securities	$63,986	$(1,598)	$4,036	$66,424

For the three months ended March 31, 2018, the Company recognized a net realized loss of $0.4 million on marketable securities. For the three months ended March 31, 2017, the Company recognized a net realized gain of $0.6 million on marketable securities.

7. Fair Value Measurements
The Company’s assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of consolidated investment products, which are separately discussed in Note 15, as of March 31, 2018 and December 31, 2017 by fair value hierarchy level were as follows:
March 31, 2018

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$43,715	$—	$—	$43,715
Marketable securities:
Sponsored funds	41,915	—	—	41,915
Equity securities	16,549	—	—	16,549
Sponsored closed-end funds	3,575	—	—	3,575
Other investments:
Investments in collateralized loan obligations	—	37,763	5,532	43,295
Nonqualified retirement plan assets	6,669	—	—	6,669
Total assets measured at fair value	$112,423	$37,763	$5,532	$155,718

December 31, 2017

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$72,993	$—	$—	$72,993
Marketable securities:
Sponsored funds	46,849	—	—	46,849
Equity securities	15,810	—	—	15,810
Sponsored closed-end funds	3,765	—	—	3,765
Other investments
Investment in collateralized loan obligations	—	18,900	4,439	23,339
Nonqualified retirement plan assets	6,706	—	—	6,706
Total assets measured at fair value	$146,123	$18,900	$4,439	$169,462
The following is a discussion of the valuation methodologies used for the Company’s assets measured at fair value:

Cash equivalents represent investments in money market funds. Cash investments in actively traded money market funds are valued using published net asset values and are classified as Level 1.
Sponsored funds represent investments in open-end mutual funds, closed-end funds and ETF's for which the Company acts as the investment manager. The fair value of open-end mutual funds is determined based on their published net asset values and are categorized as Level 1. The fair value of closed-end funds and ETF's are determined based on the official closing price on the exchange on which they are traded and are categorized as Level 1.
Equity securities include securities traded on active markets and are valued at the official closing price (typically last sale or bid) on the exchange on which the securities are primarily traded and are categorized as Level 1.
Investments in collateralized loan obligations represent investments in CLOs for which the Company provides investment management services. The investments in collateralized loan obligations are measured at fair value based on independent third-party valuations and are categorized as Level 2 and Level 3.

Nonqualified retirement plan assets represent open-end mutual funds within a nonqualified retirement plan whose fair value is determined based on their published net asset value and are categorized as Level 1.

Cash, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments.

Transfers into and out of levels are reflected when: (1) significant inputs used for the fair value measurement, including market inputs or performance attributes, become observable or unobservable; or (2) if the book value no longer represents fair value. There were no transfers between levels during the three months ended March 31, 2018 and 2017.

The following table is a reconciliation of assets for Level 3 investments for which significant unobservable inputs were used to determine fair value.

	Three Months Ended March 31,
($ in thousands)	2018	2017
Level 3 Investments (a)
Balance at beginning of period	$4,439	$—
Acquired in period	1,326	—
Change in unrealized (loss), net	(233)	—
Balance at end of period	$5,532	$—

(a)	The investments that are categorized as Level 3 were valued utilizing third-party pricing information without adjustment.

8. Equity Transactions

On February 14, 2018, the Company declared a quarterly cash dividend of $0.45 per common share to be paid on May 15, 2018 to shareholders of record at the close of business on April 30, 2018. The Company also declared a quarterly cash dividend of $1.8125 per share on the Company's 7.25% mandatory convertible preferred stock ("MCPS") to be paid on May 1, 2018 to shareholders of record at the close of business on April 16, 2018.

As of March 31, 2018, there were 883,756 shares available to be repurchased from a total of 4,180,045 shares of Company common stock that had been approved by the Company's Board of Directors. The Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. During the three months ended March 31, 2018, the Company repurchased no common shares.

9. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2018 and 2017 were as follows:

	Unrealized Net Gains and (Losses) on Securities Available-for-Sale	Foreign Currency Translation Adjustments
($ in thousands)
Balance December 31, 2017	$(612)	$12
Unrealized net gain (loss) on securities available-for-sale, net of tax of $97	(249)	—
Foreign currency translation adjustments, net of tax of $(4)	—	10
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of ($61) (1)	178	—
Net current-period other comprehensive income (loss)	(71)	10
Balance March 31, 2018	$(683)	$22

	Unrealized Net Gains and (Losses) on Securities Available-for-Sale	Foreign Currency Translation Adjustments
($ in thousands)
Balance December 31, 2016	$(224)	$—
Unrealized net gain (loss) on securities available-for-sale, net of tax of $(54)	88	—
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Net current-period other comprehensive income (loss)	88	—
Balance March 31, 2017	$(136)	$—

(1) On January 1, 2018, the Company adopted amendments to ASC 825 pursuant to ASU 2016-01. This standard requires all equity investments (other than those accounted for under the equity method) to be measured at fair value with changes in the fair value recognized through net income.

10. Stock-Based Compensation

The Company's Amended and Restated Omnibus Incentive and Equity Plan (the "Plan") provides for the grant of equity-based awards, including restricted stock units ("RSUs"), stock options and unrestricted shares of common stock. As of March 31, 2018, a maximum of 2,400,000 shares of common stock were authorized for issuance under the Plan, and 389,415 shares remained available for issuance. Shares that are issued upon exercise of stock options and vesting of RSUs are newly issued shares from the Plan and are not issued from treasury stock. The Company recognized total stock compensation expense of $5.9 million and $3.5 million for the three months ended March 31, 2018 and 2017, respectively.

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

RSU activity for the three months ended March 31, 2018 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	483,021	$104.16
Granted	92,681	$139.49
Settled	(75,142)	$109.85
Outstanding at March 31, 2018	500,560	$109.95
For the three months ended March 31, 2018 and 2017, a total of 28,851 and 22,977 RSUs, respectively, were withheld by the Company as a result of net share settlements to settle minimum employee tax withholding obligations. The Company paid $5.0 million and $2.5 million for the three months ended March 31, 2018 and 2017, respectively, in minimum employee tax withholding obligations related to RSUs withheld. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have been otherwise issued as a result of the vesting.
During the three months ended March 31, 2018, the Company granted 23,356 performance based stock awards ("PSUs") which contain performance-based metrics in addition to a service condition. Compensation expense for these PSUs is recognized over a three-year service period based upon the value determined using a combination of the intrinsic value method, for awards that contain a performance metric that represents a "performance condition" in accordance with ASC 718, and the Monte Carlo simulation valuation model, for awards under the performance metric that represents a "market condition" under ASC 718. Compensation expense for the awards that contain a market condition is fixed at the date of grant and will not be adjusted in future periods based upon the achievement of the market condition. Compensation expense for the awards with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon the final outcome. For the three months ended March 31, 2018, total stock-based compensation expense for PSUs was $2.4 million.
As of March 31, 2018, unamortized stock-based compensation expense for unvested RSUs and PSUs was $36.9 million, with a weighted-average remaining amortization period of 1.8 years.

Stock Options

Stock options generally cliff vest after three years and have a contractual life of 10 years. Stock options are granted with an exercise price equal to the fair market value of the shares at the date of grant.

Stock option activity for the three months ended March 31, 2018 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	109,808	$16.44
Exercised	(22,245)	$31.38
Outstanding at March 31, 2018	87,563	$12.64

11. Earnings per Share
Basic earnings per share ("EPS") is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period, excluding dilution for potential common stock issuances. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, including: (1) shares issuable upon the vesting of RSUs and common stock option exercises using the treasury stock method; and (2) shares issuable upon the conversion of the Company's MCPS, as determined under the if-converted method. For purposes of calculating diluted EPS, preferred stock dividends have been subtracted from net income (loss) in periods in which utilizing the if-converted method would be anti-dilutive.

The computation of basic and diluted EPS is as follows:

	Three Months Ended March 31,
	2018	2017
($ in thousands, except per share amounts)
Net Income (Loss)	$23,827	$13,745
Noncontrolling interests	(527)	(718)
Net Income (Loss) Attributable to Stockholders	23,300	13,027
Preferred stock dividends	(2,084)	(2,084)
Net Income (Loss) Attributable to Common Stockholders	$21,216	$10,943
Shares (in thousands):
Basic: Weighted-average number of common shares outstanding	7,197	6,542
Plus: Incremental shares from assumed conversion of dilutive instruments	1,214	231
Diluted: Weighted-average number of common shares outstanding	8,411	6,773
Earnings (Loss) per Share—Basic	$2.95	$1.67
Earnings (Loss) per Share—Diluted	$2.77	$1.62

The following table details the securities that have been excluded from the above computation of weighted-average number of shares for diluted EPS, because the effect would be anti-dilutive.

	Three Months Ended March 31,
	2018	2017
(in thousands)
Restricted stock units and stock options	15	—
Preferred stock	—	674
Total anti-dilutive securities	15	674

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

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 21.5% and 24.4% for the three months ended March 31, 2018 and 2017, respectively. The decrease in the estimated effective tax rate was primarily due to the Tax Cuts and Jobs Act enacted on December 22, 2017 which included a reduction of the statutory federal corporate income tax rate to 21% from 35%. This decrease in tax rates was partially offset by a decrease in the tax benefit associated with valuation allowance changes related to the Company's investments.

13. Debt

Credit Agreement

On February 15, 2018 (the "Effective Date") the Company entered into Amendment No. 1 (the "Amendment") to the Credit Agreement, dated as of June 1, 2017, (the Credit Agreement as amended by the Amendment is hereinafter referred to as the "Credit Agreement"). The Amendment provided commitments for an additional $105.0 million of term loans ("Additional Term Loan Commitments") which are subject to, among other customary conditions, the substantially concurrent consummation of the Company’s previously announced agreement to acquire (i) 70% of the outstanding limited partnership interests of SGA and (ii) 100% of the outstanding membership interests of SGIA, LLC, the general partner of SGA (the "Transaction").

The applicable margin on amounts outstanding under the Credit Agreement, commencing as of the Effective Date, is 2.50%, in the case of LIBOR-based loans, and 1.50% in the case of alternate base rate loans, in each case subject to a 25 basis point reduction based on the secured net leverage ratio (as defined in the Credit Agreement) of the Company as of the last day of the preceding fiscal quarter being not greater than 1.00 to 1.00, as reflected in certain financial reports required under the Credit Agreement. The Additional Term Loan Commitments are subject to a delayed draw fee accruing for the period (i) from the date which is 31 days after the Effective Date to the date which is 60 days after the Effective Date, at 1.25% per annum and (ii) thereafter, at 2.50% per annum until the earlier of the funding or termination of the Additional Term Loan Commitments, in each case, calculated in respect of the aggregate amount of the Additional Term Commitments during such period.

The Amendment also eliminated a maximum Total Net Leverage Ratio (as defined in the Credit Agreement) financial maintenance covenant as applied to term loans under the Credit Agreement. The Credit Agreement includes, for the benefit of revolving lenders, a financial maintenance covenant that the Company will not permit the Total Net Leverage Ratio to exceed 2.50:1.00 as of the last day of any fiscal quarter; provided that this covenant will apply only if on such day the aggregate principal amount of outstanding revolving loans and letters of credit exceeds 30% of the aggregate revolving commitments as of such day.

At March 31, 2018, $258.7 million was outstanding under the Term Loan, and no amounts were outstanding under our $100 million revolving credit facility.

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

In re Virtus Investment Partners, Inc. Securities Litigation; formerly Tom Cummins v. Virtus Investment Partners Inc.
et al

On February 20, 2015, a putative class action complaint alleging violations of certain provisions of the federal securities laws was filed by an individual shareholder against the Company and certain of the Company’s current officers (the "defendants") in the United States District Court for the Southern District of New York (the "Court"). On April 21, 2015, three plaintiffs, including the original plaintiff, filed motions to be appointed lead plaintiff and, on June 9, 2015, the Court appointed Arkansas Teachers Retirement System lead plaintiff. On August 21, 2015, the plaintiffs filed a Consolidated Class Action Complaint (the "Consolidated Complaint") amending the originally filed complaint, which was purportedly filed on behalf of all purchasers of the Company’s common stock between January 25, 2013 and May 11, 2015 (the "Class Period"). The Consolidated Complaint alleges that, during the Class Period, the defendants disseminated materially false and misleading statements and concealed material adverse facts relating to certain funds formerly subadvised by F-Squared Investments Inc ("F-Squared"). The Consolidated Complaint alleges claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5. The plaintiffs seek to recover unspecified damages. A motion to dismiss the Consolidated Complaint was filed on behalf of the Company and the other defendants on October 21, 2015. On July 1, 2016, the Court entered an opinion and order granting in part, and denying in part, the motion to dismiss, narrowing plaintiffs' claims under Sections 10(b) and 20(a) of the Exchange Act and dismissing one of the defendants from the suit. The remaining defendants' Answer to the Consolidated Complaint was filed on August 5, 2016. Plaintiffs' motion for class certification was granted on May 15, 2017. Discovery has since been completed. On October 6, 2017, defendants moved for summary judgment. Briefing on the motion for summary judgment was completed on December 22, 2017, and oral argument was held on January 18, 2018, where the Court reserved decision. The Company believes that the suit is without merit, nonetheless, on February 6, 2018, it reached an agreement in principle with the plaintiffs, subject to Court approval, settling all claims in the litigation, in order to avoid the cost, distraction, disruption, and inherent litigation uncertainty. Upon approval by the Court, which the Company believes is likely, the resolution of this matter will not have a material impact on the Company’s results of operations, cash flows or its consolidated financial condition.

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

The Company also evaluates any variable interest entities ("VIEs") in which the Company has a variable interest for consolidation. A VIE is an entity in which either: (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support; or (b) where as a group, the holders of the equity investment at risk do not possess: (i) the power through voting or similar rights to direct the activities that most significantly impact the entity’s economic performance, (ii) the obligation to absorb expected losses or the right to receive expected residual returns of the entity or (iii) proportionate voting and economic interests and where substantially all of the entity’s activities either involve or are conducted on behalf of an investor with disproportionately fewer voting rights. If an entity has any of these characteristics, it is considered a VIE and is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that has both the power to direct the activities that most significantly impact the VIE’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

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

The following table presents the balances of the consolidated investment products that, after intercompany eliminations, are reflected in the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017:

	As of
	March 31, 2018			December 31, 2017
		VIEs			VIEs
	VOEs	CLOs	Other	VOEs	CLOs	Other

($ in thousands)
Cash and cash equivalents	$978	$54,757	$—	$820	$82,823	$18,489
Investments	36,702	1,572,898	24,485	34,623	1,555,879	7,250
Other assets	499	31,709	314	767	32,671	48
Notes payable	—	(1,460,177)	—	—	(1,457,435)	—
Securities purchased payable and other liabilities	(1,145)	(90,920)	(356)	(1,319)	(110,871)	(764)
Noncontrolling interests	(4,123)	(16,619)	(39)	(4,178)	(16,667)	—
The Company’s net interests in consolidated investment vehicles	$32,911	$91,648	$24,404	$30,713	$86,400	$25,023

Consolidated CLOs

The majority of the Company's consolidated investment products that are VIEs are CLOs. At March 31, 2018, the Company consolidated four CLOs. The financial information of certain CLOs is included in the Company's condensed consolidated financial statements on a one-month lag based upon the availability of financial information. Majority-owned consolidated private funds, whose primary purpose is to invest in CLOs for which the Company serves as the collateral manager, are also included.

Investments of CLOs

The CLOs investments of $1.6 billion at March 31, 2018 represent bank loan investments, which comprise the majority of the CLOs' portfolio asset collateral and are senior secured corporate loans across a variety of industries. These bank loan investments mature at various dates between 2018 and 2030 and pay interest at LIBOR plus a spread of up to 10.0%. At March 31, 2018, the fair value of the senior bank loans exceeded the unpaid principal balance by approximately $3.9 million. At March 31, 2018, there were no collateral assets in default.

Notes Payable of CLOs

The CLOs have issued notes payable with a total value, at par, of $1.6 billion, consisting of senior secured floating rate notes payable with a par value of $1.4 billion and subordinated notes with a par value of $139.8 million. These note obligations bear interest at variable rates based on LIBOR plus a pre-defined spread ranging from 0.8% to 8.75%. The principal amounts outstanding of the note obligations issued by the CLOs mature on dates ranging from April 2018 to October 2029. The CLOs may elect to reinvest any prepayments received on bank loan investments between October 2019 and October 2021, depending on the CLO. Generally, subsequent prepayments received after the reinvestment period must be used to pay down the note obligations.

The Company’s beneficial interests and maximum exposure to loss related to these consolidated CLOs is limited to: (i) ownership in the subordinated notes and (ii) accrued management fees. The secured notes of the consolidated CLOs have contractual recourse only to the related assets of the CLO and are classified as financial liabilities. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative prescribed by ASU 2014-13, results in the net assets of the consolidated CLOs shown above to be equivalent to the beneficial interests retained by the Company at March 31, 2018, as shown in the table below:

As of
March 31, 2018
($ in thousands)
Subordinated notes	$89,950
Accrued investment management fees	1,698
Total Beneficial Interests	$91,648

The following table represents income and expenses of the consolidated CLOs included in the Company’s condensed consolidated statements of operations for the period indicated:

Three Months Ended March 31,
($ in thousands)	2018
Income:
Realized and unrealized gain (loss), net	$4,037
Interest income	21,087
Total Income	25,124

Expenses:
Other operating expenses	396
Interest expense	14,549
Total Expense	14,945
Noncontrolling interest	(673)
Net Income (loss) attributable to CIPs	$9,506

As summarized in the table below, the application of the measurement alternative as prescribed by ASU 2014-13 results in the consolidated net income summarized above to be equivalent to the Company’s own economic interests in the consolidated CLOs, which are eliminated upon consolidation:

Three Months Ended March 31,
($ in thousands)	2018
Distributions received and unrealized gains on the subordinated notes held by the Company	$7,647
Investment management fees	1,859
Total Economic Interests	$9,506

Fair Value Measurements of Consolidated Investment Products

The assets and liabilities of the consolidated investment products measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 by fair value hierarchy level were as follows:

As of March 31, 2018

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$54,507	$—	$—	$54,507
Debt investments	—	1,590,952	950	1,591,902
Equity investments	37,649	2,736	1,798	42,183
Total Assets Measured at Fair Value	$92,156	$1,593,688	$2,748	$1,688,592
Liabilities
Notes payable	$—	$1,460,177	$—	$1,460,177
Derivatives	—	—	—	—
Short sales	839	—	—	839
Total Liabilities Measured at Fair Value	$839	$1,460,177	$—	$1,461,016

As of December 31, 2017

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$82,769	$—	$—	$82,769
Debt investments	—	1,527,845	33,887	1,561,732
Equity investments	35,126	—	894	36,020
Total Assets Measured at Fair Value	$117,895	$1,527,845	$34,781	$1,680,521
Liabilities
Notes payable	$—	$1,457,435	$—	$1,457,435
Derivatives	2	—	—	2
Short sales	719	—	—	719
Total Liabilities Measured at Fair Value	$721	$1,457,435	$—	$1,458,156

The following is a discussion of the valuation methodologies used for the assets and liabilities of the Company’s consolidated investment products measured at fair value:

Cash equivalents represent investments in money market funds. Cash investments in actively traded money market funds are valued using published net asset values and are classified as Level 1.
Debt and equity investments represent the underlying debt, equity and other securities held in consolidated investment products. Equity investments are valued at the official closing price on the exchange on which the securities are traded and are generally categorized within Level 1. Level 2 investments represent most debt securities, including bank loans and certain equity securities (including non-U.S. securities), for which closing prices are not readily available or are deemed to not reflect readily available market prices, and are valued using an independent pricing service. Debt investments, including bank loan investments, are valued based on quotations received from independent pricing services or from dealers who make markets in such securities. Fair value may also be based upon valuations obtained from independent third-party brokers or dealers utilizing matrix pricing models that consider information regarding securities with similar characteristics. In certain instances, fair value has been determined utilizing discounted cash flow analysis or single broker non-binding quotes. Depending on the nature of the inputs, these assets are classified as Level 1, 2 or 3 within the fair value measurement hierarchy. Level 3 investments include debt securities that are not widely traded, are illiquid, or are priced by dealers based on pricing models used by market makers in the security.

For the three months ended March 31, 2018, no securities held by consolidated investment products were transferred from Level 2 to Level 1. For the three months ended March 31, 2017, securities held by consolidated investment products with an end-of-period value of $0.3 million were transferred from Level 2 to Level 1 because an exchange price became available. For the three months ended March 31, 2018 and 2017, securities held by consolidated investment products with an end-of-period value of $0.8 million and $0.4 million, respectively, were transferred from Level 1 to Level 2 because certain non-U.S. securities-quoted market prices were adjusted based on third-party factors derived from model-based valuation techniques for which the significant assumptions were observable in the market.

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

Short sales are transactions in which a security is sold which is not owned or is owned but there is no intention to deliver, in anticipation that the price of the security will decline. Short sales are recorded in the condensed consolidated balance sheets within other liabilities of consolidated investment products and are classified as Level 1 based on the underlying equity security.

The securities purchase payable at March 31, 2018 and December 31, 2017 approximated fair value due to the short-term nature of the instruments.

The following table is a reconciliation of assets of consolidated investment products for Level 3 investments for which significant unobservable inputs were used to determine fair value:

	Three Months Ended March 31,
($ in thousands)	2018	2017
Level 3 Debt and Equity securities (a)
Balance at beginning of period	$34,781	$25
Realized gains (losses), net	43	(65)
Change in unrealized gains (losses), net	2,375	62
Purchases	7,122	100
Paydowns	—	(1)
Amortization	19	—
Sales	(11,934)	(36)
Transfers to Level 2	(29,658)	—
Transfers from Level 2	—	1,638
Balance at end of period	$2,748	$1,723

(a)
The investments that are categorized as Level 3 were valued utilizing third-party pricing information without adjustment. All transfers are deemed to occur at the end of period. Transfers between Level 2 and Level 3 were due to a decrease in trading activities at period end.

Nonconsolidated VIEs

The Company serves as the collateral manager for other collateralized loan and collateralized bond obligations (collectively, "CDOs") that are not consolidated. The assets and liabilities of these CDOs reside in bankruptcy remote, special purpose entities in which the Company has no ownership, nor holds any notes issued by, the CDOs, and provides neither recourse nor guarantees. The Company has determined that the investment management fees it receives for serving as collateral manager for these CDOs did not represent a variable interest as: (1) the fees the Company earns are compensation for services provided and are commensurate with the level of effort required to provide the investment management services; (2) the Company does not hold other interests in the CDOs that individually, or in the aggregate, would absorb more than an insignificant amount of the CDO's expected losses or receive more than an insignificant amount of the CDO's expected residual return; and (3) the investment management arrangement only includes terms, conditions and amounts that are customarily present in arrangements for similar services negotiated at arm's length.

The Company has interests in certain other entities that are VIEs that the Company does not consolidate as it is not the primary beneficiary of those entities. The Company is not the primary beneficiary as its interest in these entities does not provide the Company with the power to direct the activities that most significantly impact the entities' economic performance. At March 31, 2018, the carrying value and maximum risk of loss related to the Company's interest in these VIEs was $57.3 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as "expect," "estimate," "intent," "plan," "intend," "believe," "anticipate," "may," "will," "should," "could," "continue," "project," "opportunity," "predict," "would," "potential," "future," "forecast," "guarantee," "assume," "likely," "target" or similar statements or variations of such terms.

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

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2017 Annual Report on Form 10-K, as well as the following risks and uncertainties: (a) any reduction in our assets under management; (b) the withdrawal, renegotiation or termination of investment advisory agreements; (c) damage to our reputation; (d) failure to comply with investment guidelines or other contractual requirements; (e) inability to satisfy financial covenants and payments related to our indebtedness; (f) inability to attract and retain key personnel; (g) challenges from the competition we face in our business; (h) adverse regulatory and legal developments; (i) unfavorable changes in tax laws or limitations; (j) adverse developments related to unaffiliated subadvisers; (k) negative implications of changes in key distribution relationships; (l) interruptions in or failure to provide critical technological service by us or third parties; (m) volatility associated with our common and preferred stock; (n) adverse civil litigation and government investigations or proceedings; (o) the risk of loss on our investments; (p) the inability to make quarterly common and preferred stock distributions; (q) the lack of sufficient capital on satisfactory terms; (r) losses or costs not covered by insurance; (u) impairment of our goodwill or intangible assets could become impaired; (v) inability to achieve expected acquisition-related financial benefits and other risks and uncertainties. Any occurrence of, or any material adverse change in, one or more risk factors or risks and uncertainties referred to above, in our 2017 Annual Report on Form 10-K or in any of our filings with the Securities and Exchange Commission ("SEC") could materially and adversely affect our operations, financial results, cash flows, prospects and liquidity.
Certain other factors which may impact our continuing operations, prospects, financial results and liquidity, or which may cause actual results to differ from such forward-looking statements are discussed or included in the Company’s periodic reports filed with the SEC and are available on our website at www.virtus.com under "Investor Relations." You are urged to carefully consider all such factors.

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

We distribute our open-end funds and ETFs principally through financial intermediaries. We have broad distribution access in the retail market, with distribution partners that include national and regional broker-dealers, independent broker-dealers and registered investment advisors, banks and insurance companies. In many of these firms, we have a number of products that are on preferred "recommended" lists and on fee-based advisory programs. Our sales efforts are supported by regional sales professionals, a national account relationship group, and separate teams for ETFs and the retirement and insurance channels. Our retail separate accounts are distributed through financial intermediaries and directly by teams at an affiliated manager.

Our institutional services are marketed through relationships with consultants as well as directly to clients. We target key market segments, including foundations and endowments, corporate, public and private pension plans, and subadvisory relationships.

Financial Highlights

•	Net earnings per diluted share was $2.77 in the first quarter of 2018 as compared to $1.62 in the first quarter of 2017.

•
Total sales (inflows) were $5.4 billion in the first quarter of 2018, an increase of $2.2 billion, or 66.3%, from $3.3 billion in the first quarter of 2017. Net flows were $(0.7) billion in the first quarter of 2018 compared to $0.5 billion in the first quarter of 2017.

•	Long-term assets under management were $87.4 billion at March 31, 2018, an increase of $39.4 billion from March 31, 2017.

Sustainable Growth Advisers, LP

On February 1, 2018, we entered into an agreement (the "Purchase Agreement") to acquire a majority interest in Sustainable Growth Advisers, LP ("SGA"), an investment manager specializing in U.S. and global growth equity portfolios (the "Transaction"). The purchase price payable by us at the closing will be $129.5 million, subject to certain potential adjustments. The transaction is subject to customary closing conditions and client approvals. The Purchase Agreement contains customary termination rights for us and SGA, including in the event the Transaction is not consummated on or before September 30, 2018. The Purchase Agreement also contains customary representations, warranties, covenants and indemnification and escrow provisions. The transaction is expected to close in mid-2018; however, we cannot provide any assurance that the Transaction will close, or if it does, when the closing will occur.

RidgeWorth Investments

On June 1, 2017, we acquired RidgeWorth Investments (the "Acquisition" or "Acquired Business"), a multi-boutique investment management firm that managed approximately $40.1 billion in assets under management as of June 1, 2017, including $35.7 billion in long term assets under management and $4.4 billion in liquidity strategies.

Assets Under Management

At March 31, 2018, total assets under management were $89.1 billion, representing an increase of $41.1 billion, or 85.5%, from March 31, 2017 and a decrease of $1.9 billion, or 2.1%, from December 31, 2017. The increase in total assets under management from March 31, 2017 was due to the Acquired Business which added $40.1 billion as of June 1, 2017. The decrease in total assets under management from December 31, 2017 was due to net outflows and market depreciation.

Average long-term assets under management, which represent the majority of our fee-earning asset levels, were $88.9 billion for the three months ended March 31, 2018, an increase of $42.5 billion, or 91.6%, from $46.4 billion for the three months ended March 31, 2017. The increase in average long-term assets under management compared to March 31, 2017 was primarily due to the Acquired Business.

Operating Results

In the first quarter of 2018, total revenues increased 61.7% to $129.0 million from $79.8 million in the first quarter of 2017, primarily as a result of additional revenues from the Acquired Business. Operating income increased $12.6 million to $22.6 million in the first quarter of 2018 compared to $10.0 million in the first quarter of 2017. The first quarter of 2018 included $3.1 million related to acquisition and integration costs.

Assets Under Management by Product

The following table summarizes our assets under management by product:

	As of March 31,		Change
	2018	2017	$	%
($ in millions)
Open-End Funds (1)	$43,202.5	$24,716.8	$18,485.7	74.8%
Closed-End Funds	6,132.7	6,814.3	(681.6)	(10.0)%
Exchange Traded Funds	980.2	863.3	116.9	13.5%
Retail Separate Accounts	14,012.3	9,312.1	4,700.2	50.5%
Institutional Accounts	19,411.2	5,711.3	13,699.9	239.9%
Structured Products	3,704.6	602.0	3,102.6	515.4%
Total Long-Term	87,443.5	48,019.8	39,423.7	82.1%
Liquidity (2)	1,641.6	—	1,641.6	N/M
Total	$89,085.1	$48,019.8	$41,065.3	85.5%
Average Assets Under Management (3)	$90,639.0	$46,373.0	$44,266.0	95.5%
Average Long-Term Assets Under Management (3)	$88,851.4	$46,373.0	$42,478.4	91.6%

(1)	Represents assets under management of U.S. 1940 Act mutual funds and Undertakings for Collective Investments in Transferable Securities ("UCITS")

(2)	Represents assets under management in liquidity strategies, including in certain open-end funds and institutional accounts

(3)	Averages are calculated as follows:
- Funds - average daily or weekly balances
- Retail Separate Accounts - prior-quarter ending balance or average of month-end balances in quarter
- Institutional Accounts and Structured Products - average of month-end balances in quarter

Asset Flows by Product
The following table summarizes asset flows by product:

	Three Months Ended March 31,
($ in millions)	2018	2017
Open-End Funds (1)
Beginning balance	$43,077.6	$23,432.8
Inflows	3,783.6	2,032.7
Outflows	(3,662.2)	(2,134.7)
Net flows	121.4	(102.0)
Market performance	69.8	1,444.5
Other (2)	(66.3)	(58.5)
Ending balance	$43,202.5	$24,716.8
Closed-End Funds
Beginning balance	$6,666.2	$6,757.4
Inflows	—	—
Outflows	—	(81.6)
Net flows	—	(81.6)
Market performance	(406.1)	280.8
Other (2)	(127.4)	(142.3)
Ending balance	$6,132.7	$6,814.3
Exchange Traded Funds
Beginning balance	$1,039.2	$596.8
Inflows	139.5	265.7
Outflows	(63.2)	(23.0)
Net flows	76.3	242.7
Market performance	(77.5)	34.6
Other (2)	(57.8)	(10.8)
Ending balance	$980.2	$863.3
Retail Separate Accounts
Beginning balance	$13,936.8	$8,473.5
Inflows	701.3	689.2
Outflows	(786.5)	(297.9)
Net flows	(85.2)	391.3
Market performance	160.7	453.8
Other (2)	—	(6.5)
Ending balance	$14,012.3	$9,312.1
Institutional Accounts
Beginning balance	$20,815.9	$5,492.7
Inflows	423.0	277.7
Outflows	(1,649.7)	(191.9)
Net flows	(1,226.7)	85.8
Market performance	(172.7)	138.3
Other (2)	(5.3)	(5.5)
Ending balance	$19,411.2	$5,711.3
Structured Products
Beginning balance	$3,298.8	$613.1
Inflows	383.6	—
Outflows	—	(16.7)
Net flows	383.6	(16.7)
Market performance	37.9	10.3
Other (2)	(15.7)	(4.7)
Ending balance	$3,704.6	$602.0

Total Long-Term
Beginning balance	$88,834.5	$45,366.3
Inflows	5,431.0	3,265.3
Outflows	(6,161.6)	(2,745.8)
Net flows	(730.6)	519.5
Market performance	(387.9)	2,362.3
Other (2)	(272.5)	(228.3)
Ending balance	$87,443.5	$48,019.8
Liquidity
Beginning balance	$2,128.7	$—
Other (2)	(487.1)	—
Ending balance	$1,641.6	$—
Total
Beginning balance	$90,963.2	$45,366.3
Inflows	5,431.0	3,265.3
Outflows	(6,161.6)	(2,745.8)
Net flows	(730.6)	519.5
Market performance	(387.9)	2,362.3
Other (2)	(759.6)	(228.3)
Ending balance	$89,085.1	$48,019.8

(1)	Includes assets under management of U.S. 1940 Act mutual funds and UCITS

(2)
Represents open-end and closed-end fund distributions net of reinvestments, the net change in assets from liquidity strategies, and the impact on net flows from non-sales related activities such as asset acquisitions/(dispositions), seed capital investments/(withdrawals), structured products reset transactions and the use of leverage

The following table summarizes our assets under management by asset class:

	As of March 31,		Change		% of Total
	2018	2017	$	%	2018	2017
($ in millions)
Asset Class
Equity	$45,892.8	$27,990.5	$17,902.3	64.0%	51.5%	58.3%
Fixed income	37,999.2	15,908.7	22,090.5	138.9%	42.7%	33.1%
Alternatives (1)	3,551.5	4,120.6	(569.1)	(13.8)%	4.0%	8.6%
Liquidity (2)	1,641.6	—	1,641.6	N/M	1.8%	—%
Total	$89,085.1	$48,019.8	$41,065.3	85.5%	100.0%	100.0%

(1)	Consists of real estate securities, master-limited partnerships, option strategies and other

(2)	Represents assets under management in liquidity strategies, including in certain open-end funds and institutional accounts

Average Assets Under Management and Average Basis Points

The following table summarizes the average management fees earned in basis points, and average assets under management:

	Three Months Ended March 31,
($ in millions, except average fee earned data which is in basis points)	Average Fees Earned		Average Assets Under Management (2)
	2018	2017	2018	2017
Products
Open-End Funds (1)	50.3	50.5	$43,751.4	$24,157.6
Closed-End Funds	66.3	66.2	6,346.1	6,786.1
Exchange Traded Funds	18.2	31.7	1,045.7	759.2
Retail Separate Accounts	47.6	53.9	13,923.3	8,463.6
Institutional Accounts	31.8	37.2	20,165.8	5,603.2
Structured Products	39.2	33.5	3,619.1	603.3
All Long-Term Products	46.0	51.3	88,851.4	46,373.0
Liquidity (3)	11.8	—	1,787.6	—
All Products	45.3	51.3	$90,639.0	$46,373.0

(1)	Represents assets under management of U.S. 1940 Act mutual funds and UCITS

(2)	Averages are calculated as follows:
- Funds - average daily or weekly balances
- Retail Separate Accounts - prior-quarter ending balance or average of month-end balances in quarter
- Institutional Accounts and Structured Products - average of month-end balances in quarter

(3)	Represents assets under management in liquidity strategies, including in certain open-end funds and institutional accounts

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
The average fee rate earned on long-term products for the three months ended March 31, 2018 decreased by 5.3 basis points compared to the same period in the prior year, primarily due to the impact on the average fees earned as a result of the assets from the Acquired Business having a lower blended fee rate. The product categories most impacted were institutional accounts and retail separate accounts, where the additional assets were primarily in fixed income strategies. The decrease in the average fee rate earnings for exchange traded funds was primarily due to higher expense reimbursements on newly-launched funds.

Results of Operations
Summary Financial Data

	Three Months Ended March 31,
	2018	2017	2018 vs. 2017%
($ in thousands)
Results of Operations
Investment management fees	$100,476	$59,271	$41,205	69.5%
Other revenues	28,552	20,505	8,047	39.2%
Total revenues	129,028	79,776	49,252	61.7%
Total operating expenses	106,411	69,729	36,682	52.6%
Operating income (loss)	22,617	10,047	12,570	125.1%
Other income (expense), net	4,016	5,387	(1,371)	(25.5)%
Interest income (expense), net	3,717	2,744	973	35.5%
Income (loss) before income taxes	30,350	18,178	12,172	67.0%
Income tax expense (benefit)	6,523	4,433	2,090	47.1%
Net income (loss)	23,827	13,745	10,082	73.4%
Noncontrolling interests	(527)	(718)	191	(26.6)%
Net Income (Loss) Attributable to Stockholders	23,300	13,027	10,273	78.9%
Preferred stockholder dividends	(2,084)	(2,084)	—	—%
Net Income (Loss) Attributable to Common Stockholders	$21,216	$10,943	$10,273	93.9%
Revenues

Revenues by source were as follows:

	Three Months Ended March 31,
	2018	2017	2018 vs. 2017%
($ in thousands)
Investment management fees
Open-end funds	$54,361	$30,526	$23,835	78.1%
Closed-end funds	10,378	11,079	(701)	(6.3)%
Retail separate accounts	16,529	11,434	5,095	44.6%
Institutional accounts	15,818	5,141	10,677	207.7%
Structured products	2,326	498	1,828	367.1%
Other products	1,064	593	471	79.4%
Total investment management fees	100,476	59,271	41,205	69.5%
Distribution and service fees	12,607	10,783	1,824	16.9%
Administration and shareholder service fees	15,738	8,981	6,757	75.2%
Other income and fees	207	741	(534)	(72.1)%
Total revenues	$129,028	$79,776	$49,252	61.7%
Investment Management Fees
Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payments. Investment management fees increased by $41.2 million, or 69.5%, for the three months ended March 31, 2018 compared to the same period in the prior year due to an increase in average assets of $44.3 billion, or 95.5%, primarily as a result of the Acquired Business. Also contributing to the increase was positive market performance over the trailing four quarters.

Distribution and Service Fees

Distribution and service fees, which are asset-based fees earned from open-end funds for marketing and distribution services, increased by $1.8 million, or 16.9%, for the three months ended March 31, 2018, compared to the same period in the prior year due to the adoption of ASC 606 Revenue from Contracts with Customers. The adoption of this ASC resulted in the gross presentation of certain front-end sales charges earned and paid on certain open-end mutual fund share classes. These same amounts earned are paid to our third-party distribution partners and are classified as distribution and other asset-based expenses.

Administration and Shareholder Servicing Fees

Administration and shareholder servicing fees represent fees earned for fund administration and shareholder services from our open-end mutual funds and certain of our closed-end funds. Fund administration and shareholder servicing fees increased by $6.8 million, or 75.2%, for the three months ended March 31, 2018 compared to the same period in the prior year primarily due to an increase of $5.0 million in additional administration and shareholder servicing fees as a result of the fund reorganization following the Acquisition, which were largely offset by higher fund expense reimbursements included in net investment management fees.

Other Income and Fees

Other income and fees primarily represent contingent sales charges earned from investor redemptions of certain shares sold without a front-end sales charge. Other income and fees decreased $0.5 million, or 72.1% for the three months ended March 31, 2018, compared to the same period in the prior year, primarily due to $0.5 million in other income related to the recovery of costs from a third-party service provider during the first quarter of 2017 that did not recur in 2018.

Operating Expenses

Operating expenses by category were as follows:

	Three Months Ended March 31,
	2018	2017	2018 vs. 2017%
($ in thousands)
Operating expenses
Employment expenses	$60,696	$39,641	$21,055	53.1%
Distribution and other asset-based expenses	22,291	15,323	6,968	45.5%
Other operating expenses	17,373	13,868	3,505	25.3%
Depreciation and amortization expense	6,051	897	5,154	574.6%
Total operating expenses	$106,411	$69,729	$36,682	52.6%

Employment Expenses

Employment expenses consist of fixed and variable compensation and related employee benefit costs. Employment expenses for the three months ended March 31, 2018 were $60.7 million, which represented an increase of $21.1 million, or 53.1%, compared to the same period in the prior year. The increase reflected the addition of employees from the Acquired Business and higher profit-based compensation, due to increased profits at our affiliates.

Distribution and Other Asset-Based Expenses

Distribution and other asset-based expenses consist primarily of payments to third-party distribution partners for providing services to investors in our funds and payments to third-party service providers for investment management-related services. These payments are primarily based on percentages of assets under management or revenues. These expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized on a straight-line basis over the periods in which commissions are generally recovered from distribution fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares. Distribution and other asset-based expenses increased by $7.0 million, or 45.5%, in the three months ended March 31, 2018 as compared to the same period in the prior year primarily due to increased asset-based sub-transfer agent expenses related to services provided to mutual funds from the Acquired Business and the adoption of ASC

606 Revenue from Contracts with Customers. The adoption of this ASC resulted in the gross presentation of certain front-end sales charges earned and paid on certain open-end mutual fund share classes. The front-end sales charges paid to our third-party distribution partners and are classified as distribution and other asset-based expenses.

Other Operating Expenses

Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and distribution related costs, rent and occupancy expenses, operating expenses of our consolidated investment products and other miscellaneous costs. Other operating expenses for the three months ended March 31, 2018 increased by $3.5 million, or 25.3%, as compared to the same period in the prior year primarily due to increased other operating expenses as a result of the Acquisition.

Depreciation and Amortization Expense

Depreciation and amortization expense consists primarily of the straight-line depreciation of furniture, equipment and leasehold improvements, as well as the amortization of acquired investment advisory contracts, recorded as definite-lived intangible assets, both over their estimated useful lives. Depreciation and amortization expense increased by $5.2 million for the three months ended March 31, 2018, compared to the same period in the prior year primarily due to an increase in definite lived intangible assets as a result of the Acquisition.

Other Income (Expense), net

Other Income (Expense), net by category was as follows:

	Three Months Ended March 31,
	2018	2017	2018 vs. 2017%
($ in thousands)
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	$438	$297	$141	47.5%
Realized and unrealized gain (loss) of CIP, net	2,259	4,444	(2,185)	(49.2)%
Other income (expense), net	1,319	646	673	104.2%
Total Other Income (Expense), net	$4,016	$5,387	$(1,371)	(25.5)%

Realized and unrealized gain (loss) on investments, net

Realized and unrealized gain (loss) on investments, net increased during the three months ended March 31, 2018 by $0.1 million, or 47.5%, as compared to the same period in the prior year. The increase was primarily due to unrealized gains related to marketable securities in international equity strategies.

Realized and unrealized gain (loss) of consolidated investment products, net

Realized and unrealized gain (loss) of our consolidated investment products, net, decreased $2.2 million, or 49.2% during the three months ended March 31, 2018 as compared to the same period in the prior year. This decrease is primarily attributable to $7.1 million in changes on the note payable, partially offset by $5.1 million in realized and unrealized gains on the investments of our CIPs.

Other income (expense), net

Other income (expense), net increased during the three months ended March 31, 2018 by $0.7 million, or 104.2%, as compared to the same period in the prior year. The increase was due to higher earnings on equity method investments.

Interest Income (Expense), net

Interest income (expense), net by category were as follows:

	Three Months Ended March 31,
	2018	2017	2018 vs. 2017%
($ in thousands)
Interest Income (Expense)
Interest expense	$(3,858)	$(243)	$(3,615)	1,487.7%
Interest and dividend income	721	188	533	283.5%
Interest and dividend income of investments of CIP	21,403	5,656	15,747	278.4%
Interest expense of CIP	(14,549)	(2,857)	(11,692)	409.2%
Total Interest Income (Expense), net	$3,717	$2,744	$973	35.5%

Interest Expense

Interest expense increased $3.6 million for the three months ended March 31, 2018 compared to the same period in the prior year. The increase was due to the average level of debt outstanding compared to the same period in the prior year as the Company's Term Loan was issued on June 1, 2017.

Interest and Dividend Income

Interest and dividend income increased $0.5 million or 283.5% for the three months ended March 31, 2018 compared to the same period in the prior year. The increase was due to a higher concentration of our investment in CLOs as compared to the corresponding period in the prior year.

Interest and Dividend Income of Investments of Consolidated Investment Products

Interest and dividend income of investments of consolidated investment products increased $15.7 million for the three months ended March 31, 2018 compared to the same period in the prior year. The increase was due to a higher balance of our investments of consolidated investment products during the three months ended March 31, 2018 compared to the same period in the prior year.

Interest Expense of Consolidated Investment Products

Interest expense of consolidated investment products represents interest expense on the notes payable of the consolidated investment products. Interest expense of consolidated investment products increased by $11.7 million, or 409.2%, for the three months ended March 31, 2018 primarily due to higher average debt balances for our consolidated investment products as compared to the same period in the prior year.

Income Tax Expense (Benefit)

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 21.5% and 24.4% for the three months ended March 31, 2018 and 2017, respectively. The decrease in the estimated effective tax rate was primarily due to the Tax Cuts and Jobs Act enacted on December 22, 2017 which included the reduction of the statutory federal corporate income tax rate to 21% from 35%. This decrease in tax rates was partially offset by a decrease in the tax benefit associated with valuation allowance changes related to our investments.

Liquidity and Capital Resources
Certain Financial Data
The following table summarizes certain financial data relating to our liquidity and capital resources:

	March 31, 2018	December 31, 2017	Change
			2018 vs. 2017%
($ in thousands)
Balance Sheet Data
Cash and cash equivalents	$80,764	$132,150	$(51,386)	(38.9)%
Investments	125,348	108,492	16,856	15.5%
Debt	245,402	248,320	(2,918)	(1.2)%
Total equity	608,787	588,557	20,230	3.4%

	Three Months Ended March 31,		Change
	2018	2017	2018 vs. 2017%
($ in thousands)
Cash Flow Data
Provided by (Used In):
Operating Activities	$(61,755)	$(15,182)	$(46,573)	306.8%
Investing Activities	(21,577)	5,180	(26,757)	(516.5)%
Financing Activities	(14,451)	179,191	(193,642)	(108.1)%

Overview

At March 31, 2018, we had $80.8 million of cash and cash equivalents and $62.0 million of investments in marketable securities compared to $132.2 million and $66.4 million, respectively, at December 31, 2017. At March 31, 2018, we had $258.7 million outstanding under our seven-year term debt ("Term Loan") and no outstanding borrowings under our $100.0 million revolving credit facility (the "Credit Facility"). On February 15, 2018, we amended our Credit Agreement which resulted in $105.0 million of additional Term Loan commitments to fund, in part, the proposed acquisition of a majority interest in SGA. The $105.0 million will be drawn at the closing of the SGA acquisition and subject to a delayed draw fee. In addition, the amended Credit Agreement removed the financial maintenance covenant on the Term Loan and replaced the existing financial maintenance covenant on the $100.0 million Credit Facility with a net leverage ratio covenant, defined as net debt divided by EBITDA, set at 2.5 to 1, that is in place when $30.0 million or more has been drawn down on the revolving credit facility. As of March 31, 2018, we had $127.2 million of net debt, which resulted in a net leverage ratio of 0.99:1.0.

Uses of Capital

Our main uses of capital related to operating activities include payments of annual incentive compensation, income tax payments and other operating expenses which primarily consist of investment research and technology costs, professional fees, distribution costs and occupancy costs. Annual incentive compensation which is one of the largest annual operating cash expenditures is paid in the first quarter of the year. In the first quarter of 2018 and 2017, we paid approximately $74.1 million and $39.7 million, respectively, in incentive compensation earned during the years ended December 31, 2017 and 2016, respectively.

In addition to operating activities, other uses of cash could or will include (i) integration costs, including severance, related to potential acquisitions, if any; (ii) investments in our organic growth, including our distribution efforts and launches of new products; (iii) seeding or investing in new products, including seeding funds or sponsoring CLO issuances; (iv) principal payments on debt outstanding; (v) dividend payments to preferred and common stockholders; (vi) investments in our infrastructure; and (vii) investments in inorganic growth opportunities as they arise. Although we continuously monitor working capital to ensure adequate resources are available for near-term liquidity requirements, our liquidity could be impacted by contingencies, including any legal or regulatory matters as described in Note 14 of our condensed consolidated financial statements.

Capital and Reserve Requirements

We operate two broker-dealer subsidiaries registered with the SEC which are subject to certain rules regarding minimum net capital. The broker-dealers are required to maintain a ratio of "aggregate indebtedness" to "net capital," as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us including additional reporting requirements, a lower required ratio of aggregate indebtedness to net capital or interruption of our business. At both March 31, 2018 and December 31, 2017, the ratio of aggregate indebtedness to net capital of our broker-dealers was below the maximum allowed, and net capital was significantly greater than the required minimum.

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

Operating Cash Flow

Net cash used in operating activities of $61.8 million for the three months ended March 31, 2018 increased by $46.6 million from net cash used in operating activities of $15.2 million for the same period in the prior year primary due to an increase in net purchases of investments of our consolidated investment products.

Investing Cash Flow

Net cash used in investing activities consists primarily of capital expenditures and other investing activities related to our business operations. Net cash used in investing activities of $21.6 million for the three months ended March 31, 2018 increased by $26.8 million from net cash provided by investing activities of $5.2 million in the same period for the prior year. The primary investing activities for the three months ended March 31, 2018 was $20.3 million of net cash used for the purchase of investments in unconsolidated CLOs.

Financing Cash Flow

Cash flows provided by financing activities consist primarily of the issuance of common and preferred stock, return of capital through repurchases of common shares, dividends, withholding obligations for the net share settlement of employee share transactions, and contributions to noncontrolling interests related to our consolidated investment products. Net cash provided by financing activities decreased $193.6 million to $14.5 million used in financing activities for the three months ended March 31, 2018 as compared to net cash provided by financing activities of $179.2 million for the three months ended March 31, 2017. The primary reason for the decrease was due to cash raised of $221.0 million related to the issuance of preferred stock and common stock, net of issuance costs paid partially offset by the repayments of $30.0 million on our terminated credit facility in the prior year.

Credit Agreement

On February 15, 2018 (the "Effective Date") we entered into Amendment No. 1 (the "Amendment") to the Credit Agreement, dated as of June 1, 2017, (the Credit Agreement as amended by the Amendment is hereinafter referred to as the "Credit Agreement"). The Amendment provided commitments for an additional $105.0 million of term loans ("Additional Term Loan Commitments") which are subject to, among other customary conditions, the substantially concurrent consummation of our previously announced agreement to acquire (i) 70% of the outstanding limited partnership interests of SGA and (ii) 100% of the outstanding membership interests of SGIA, LLC, the general partner of SGA (the "Transaction").
The applicable margin on amounts outstanding under the Credit Agreement, commencing as of the Effective Date, is 2.50%, in the case of LIBOR-based loans, and 1.50% in the case of alternate base rate loans, in each case subject to a 25 basis point reduction based on our secured net leverage ratio (as defined in the Credit Agreement) as of the last day of the preceding fiscal quarter being not greater than 1.00 to 1.00, as reflected in certain financial reports required under the Credit Agreement. The Additional Term Loan Commitments are subject to a delayed draw fee accruing for the period (i) from the date which is 31 days after the Effective Date to the date which is 60 days after the Effective Date, at 1.25% per annum and (ii) thereafter, at 2.50% per annum until the earlier of the funding or termination of the Additional Term Loan Commitments, in each case, calculated in respect of the aggregate amount of the Additional Term Commitments during such period.

The Amendment also eliminated a maximum Total Net Leverage Ratio (as defined in the Credit Agreement) financial maintenance covenant as applied to term loans under the Credit Agreement. The Credit Agreement includes, for the benefit of revolving lenders, a financial maintenance covenant that we will not permit the Total Net Leverage Ratio to exceed 2.50:1.00 as of the last day of any fiscal quarter; provided that this covenant will apply only if on such day the aggregate principal amount of outstanding revolving loans and letters of credit exceeds 30% of the aggregate revolving commitments as of such day.

At March 31, 2018, $258.7 million was outstanding under the Term Loan, and no amounts were outstanding under the Credit Facility.

Contractual Obligations

Our contractual obligations are summarized in our 2017 Annual Report on Form 10-K. As of March 31, 2018, there have been no material changes outside of the ordinary course of business in our contractual obligations since December 31, 2017.

Critical Accounting Policies and Estimates

Our financial statements and the accompanying notes are prepared in accordance with generally accepted accounting principles generally accepted in the United States of America, which require the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our 2017 Annual Report on Form 10-K. We have updated our revenue recognition policies in conjunction with our adoption of ASC 606 as further described in Note 3 to the accompanying condensed consolidated financial statements. Otherwise, there were no additional changes in our critical accounting policies in the three months ended March 31, 2018.

Recently Issued Accounting Pronouncements
For a discussion of accounting standards, see Note 2 within our condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is primarily exposed to market risk associated with unfavorable movements in interest rates and securities prices. During the three months ended March 31, 2018, there were no material changes to the information contained in Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management's evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls of RidgeWorth Investments acquired by the Company on June 1, 2017, from its evaluation of the effectiveness of the Company's disclosure controls and procedures. The acquisition represented approximately 24.0% of the Company's consolidated total revenues as of and for the quarter ended March 31, 2018.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As mentioned above, the Company acquired RidgeWorth Investments on June 1, 2017. The Company is in the process of reviewing the internal control structure as a result of the acquisition and, if necessary, will make appropriate changes to its overall internal control over financial reporting process.

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

In re Virtus Investment Partners, Inc. Securities Litigation; formerly Tom Cummins v. Virtus Investment Partners Inc. et al

On February 20, 2015, a putative class action complaint alleging violations of certain provisions of the federal securities laws was filed by an individual shareholder against the Company and certain of the Company’s current officers (the "defendants") in the United States District Court for the Southern District of New York (the "Court"). On April 21, 2015, three plaintiffs, including the original plaintiff, filed motions to be appointed lead plaintiff and, on June 9, 2015, the Court appointed Arkansas Teachers Retirement System lead plaintiff. On August 21, 2015, the plaintiffs filed a Consolidated Class Action Complaint (the "Consolidated Complaint") amending the originally filed complaint, which was purportedly filed on behalf of all purchasers of the Company’s common stock between January 25, 2013 and May 11, 2015 (the "Class Period"). The Consolidated Complaint alleges that, during the Class Period, the defendants disseminated materially false and misleading statements and concealed material adverse facts relating to certain funds formerly subadvised by F-Squared Investments Inc ("F-Squared"). The Consolidated Complaint alleges claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5. The plaintiffs seek to recover unspecified damages. A motion to dismiss the Consolidated Complaint was filed on behalf of the Company and the other defendants on October 21, 2015. On July 1, 2016, the Court entered an opinion and order granting in part, and denying in part, the motion to dismiss, narrowing plaintiffs' claims under Sections 10(b) and 20(a) of the Exchange Act and dismissing one of the defendants from the suit. The remaining defendants' Answer to the Consolidated Complaint was filed on August 5, 2016. Plaintiffs' motion for class certification was granted on May 15, 2017. Discovery has since been completed. On October 6, 2017, defendants moved for summary judgment. Briefing on the motion for summary judgment was completed on December 22, 2017, and oral argument was held on January 18, 2018, where the Court reserved decision. The Company believes that the suit is without merit, nonetheless, on February 6, 2018, it reached an agreement in principle with the plaintiffs, subject to Court approval, settling all claims in the litigation, in order to avoid the cost, distraction, disruption, and inherent litigation uncertainty. Upon approval by the Court, which the Company believes is likely, the resolution of this matter will not have a material impact on the Company’s results of operations, cash flows or its consolidated financial condition.

Item 1A.    Risk Factors

The reader should carefully consider, in connection with the other information in this report, the Company’s risk factors previously reported in our 2017 Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

As of March 31, 2018, 4,180,045 shares of our common stock have been authorized to be repurchased under a share repurchase program approved by our Board of Directors, and 883,756 shares remain available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time. We did not repurchase any shares during the three months ended March 31, 2018.

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

2.1
Securities Purchase Agreement among the Registrant, Sustainable Growth Advisers, LP ("SGA"), SGIA, LLC, Estancia Capital Partners, L.P. and each of the management partners of SGA named therein, dated as of February 1, 2018 (incorporated by reference to Exhibit 2.3 of the Registrant’s Annual Report on Form 10-K, filed February 27, 2018).

10.1
Amendment No. 1, dated as of February 15, 2018, to Credit Agreement by and among the Registrant, Morgan Stanley Senior Funding, Inc. as administrative agent, and the lenders party thereto (including, without limitation, the Amendment No. 1 Additional Term Lenders (as defined in the Amendment to the Credit Agreement) dated as of June 1, 2017 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed February 22, 2018).

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following information formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2018 and 2017, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2018 and 2017 and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 8, 2018

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)