Form 10-Q
period 2018-06-30
VIRTUS INVESTMENT PARTNERS, INC.
filed 2018-08-08
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of the registrant’s common stock was 7,166,139 as of July 27, 2018.

VIRTUS INVESTMENT PARTNERS, INC.

"We," "us," "our," "the Company," and "Virtus" as used in this Quarterly Report on Form 10-Q, refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
Virtus Investment Partners, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2018	December 31, 2017
($ in thousands, except share data)
Assets:
Cash and cash equivalents	$138,827	$132,150
Investments	87,209	108,492
Accounts receivable, net	67,810	65,648
Assets of consolidated investment products ("CIP")
Cash and cash equivalents of CIP	40,755	101,315
Cash pledged or on deposit of CIP	946	817
Investments of CIP	1,775,069	1,597,752
Other assets of CIP	34,605	33,486
Furniture, equipment and leasehold improvements, net	11,409	10,833
Intangible assets, net	291,894	301,954
Goodwill	170,153	170,153
Deferred taxes, net	31,133	32,428
Other assets	40,090	35,771
Total assets	$2,689,900	$2,590,799
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$45,187	$86,658
Accounts payable and accrued liabilities	25,805	29,607
Dividends payable	6,688	6,528
Debt	245,147	248,320
Other liabilities	39,236	39,895
Liabilities of CIP
Notes payable of CIP	1,569,663	1,457,435
Securities purchased payable and other liabilities of CIP	114,388	112,954
Total liabilities	2,046,114	1,981,397
Commitments and Contingencies (Note 14)
Redeemable noncontrolling interests of CIP	3,420	4,178
Equity:
Equity attributable to stockholders:
Series D mandatory convertible preferred stock, $0.01 par value, 1,150,000 shares authorized, issued and outstanding at June 30, 2018 and December 31, 2017	110,843	110,843
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 10,523,050 shares issued and 7,166,139 shares outstanding at June 30, 2018 and 10,455,934 shares issued and 7,159,645 shares outstanding at December 31, 2017	105	105
Additional paid-in capital	1,213,341	1,216,173
Retained earnings (accumulated deficit)	(340,024)	(386,216)
Accumulated other comprehensive income (loss)	(622)	(600)
Treasury stock, at cost, 3,356,911 shares at June 30, 2018 and 3,296,289 shares at December 31, 2017, respectively	(359,248)	(351,748)
Total equity attributable to stockholders	624,395	588,557
Noncontrolling interests of CIP	15,971	16,667
Total equity	640,366	605,224
Total liabilities and equity	$2,689,900	$2,590,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
($ in thousands, except per share data)
Revenues
Investment management fees	$103,168	$74,062	$203,644	$133,333
Distribution and service fees	13,549	10,439	26,156	21,222
Administration and shareholder service fees	15,967	9,476	31,705	18,457
Other income and fees	248	155	455	896
Total revenues	132,932	94,132	261,960	173,908
Operating Expenses
Employment expenses	54,868	42,992	115,564	82,633
Distribution and other asset-based expenses	23,721	15,764	46,012	31,087
Other operating expenses	19,128	20,236	35,990	33,462
Operating expenses of consolidated investment products ("CIP")	1,783	473	2,294	1,115
Restructuring and severance	—	8,894	—	8,894
Depreciation and other amortization	1,100	776	2,115	1,440
Amortization expense	5,024	1,813	10,060	2,046
Total operating expenses	105,624	90,948	212,035	160,677
Operating Income (Loss)	27,308	3,184	49,925	13,231
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	960	1,287	1,398	1,584
Realized and unrealized gain (loss) of CIP, net	(1,779)	(1,424)	480	3,020
Other income (expense), net	455	47	1,774	693
Total other income (expense), net	(364)	(90)	3,652	5,297
Interest Income (Expense)
Interest expense	(4,469)	(3,739)	(8,327)	(3,982)
Interest and dividend income	1,818	446	2,539	634
Interest and dividend income of investments of CIP	23,679	5,102	45,082	10,758
Interest expense of CIP	(15,278)	(2,995)	(29,827)	(5,852)
Total interest income (expense), net	5,750	(1,186)	9,467	1,558
Income (Loss) Before Income Taxes	32,694	1,908	63,044	20,086
Income tax expense (benefit)	9,465	1,880	15,988	6,313
Net Income (Loss)	23,229	28	47,056	13,773
Noncontrolling interests	(159)	(333)	(686)	(1,051)
Net Income (Loss) Attributable to Stockholders	23,070	(305)	46,370	12,722
Preferred stockholder dividends	(2,084)	(2,084)	(4,168)	(4,168)
Net Income (Loss) Attributable to Common Stockholders	$20,986	$(2,389)	$42,202	$8,554
Earnings (Loss) per Share—Basic	$2.91	$(0.34)	$5.86	$1.26
Earnings (Loss) per Share—Diluted	$2.75	$(0.34)	$5.52	$1.22
Cash Dividends Declared per Preferred Share	$1.81	$1.81	$3.63	$3.63
Cash Dividends Declared per Common Share	$0.45	$0.45	$0.90	$0.90
Weighted Average Shares Outstanding—Basic (in thousands)	7,211	7,064	7,204	6,804
Weighted Average Shares Outstanding—Diluted (in thousands)	8,401	7,064	8,396	7,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
($ in thousands)
Net Income (Loss)	$23,229	$28	$47,056	$13,773
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $6 and $2 for the three and six months ended June 30, 2018, respectively.	(18)	2	(8)	2
Unrealized gain (loss) on available-for-sale securities, net of tax of ($20) and ($29) for the three months ended June 30, 2018 and 2017, respectively, and $77 and ($83) for the six months ended June 30, 2018 and 2017, respectively	57	46	(192)	134
Other comprehensive income (loss)	39	48	(200)	136
Comprehensive income (loss)	23,268	76	46,856	13,909
Comprehensive (income) loss attributable to noncontrolling interests	(159)	(333)	(686)	(1,051)
Comprehensive Income (Loss) Attributable to Stockholders	$23,109	$(257)	$46,170	$12,858
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2018	2017
($ in thousands)
Cash Flows from Operating Activities:
Net income (loss)	$47,056	$13,773
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense, intangible asset and other amortization	13,641	4,894
Stock-based compensation	12,073	9,490
Amortization of deferred commissions	1,646	1,072
Payments of deferred commissions	(2,600)	(1,389)
Equity in earnings of equity method investments	(1,801)	(679)
Realized and unrealized (gains) losses on trading securities, net	(1,398)	(1,584)
Distributions from equity method investments	669	—
Sales (purchases) of trading securities, net	6,150	5,558
Deferred taxes, net	1,374	(576)
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	(5,469)	(7,359)
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	(45,713)	(22,465)
Operating activities of consolidated investment products ("CIP"):
Realized and unrealized (gains) losses on investments of CIP, net	(608)	(2,879)
Purchases of investments by CIP	(641,236)	(150,500)
Sales of investments by CIP	465,213	205,347
Net purchases of short term investments by CIP	97	265
Sales (purchases) of securities sold short by CIP, net	187	153
Change in other assets of CIP	(829)	1,589
Change in liabilities of CIP	(2,965)	(208)
Net cash provided by (used in) operating activities	(154,513)	54,502
Cash Flows from Investing Activities:
Capital expenditures	(2,274)	(678)
Change in cash and cash equivalents of CIP due to consolidation, net	—	5,466
Acquisition of business (cash paid $471.4 million, less cash acquired $77.6 million)	—	(393,784)
Sale of available-for-sale securities	37,785	—
Purchases of available-for-sale securities	(20,188)	(130)
Net cash provided by (used in) investing activities	15,323	(389,126)
Cash Flows from Financing Activities:
Issuance of debt	—	260,000
Repayments on debt	(1,300)	(30,271)
Payment of deferred financing costs	(3,548)	(15,520)
Proceeds from issuance of mandatory convertible preferred stock, net of issuance costs	—	111,004
Proceeds from issuance of common stock, net of issuance costs	—	109,487
Common stock dividends paid	(6,735)	(6,060)
Preferred stock dividends paid	(4,168)	(2,084)
Repurchases of common shares	(7,500)	—
Stock options exercised	698	86
Taxes paid related to net share settlement of restricted stock units	(5,238)	(3,029)
Contributions (redemptions) of noncontrolling interests, net	(2,140)	7,733

Financing activities of CIP:
Proceeds from issuance of notes payable by CIP	784,867	—
Repayment of notes payable by CIP	(669,500)	(500)
Net cash provided by (used in) financing activities	85,436	430,846
Net increase (decrease) in cash and cash equivalents	(53,754)	96,222
Cash and cash equivalents, beginning of period	234,282	83,671
Cash and Cash Equivalent, End of Period	$180,528	$179,893
Non-Cash Investing Activities:
Change in accrual for capital expenditures	$(439)	$(174)
Non-Cash Financing Activities:
Increase (decrease) to noncontrolling interest due to consolidation (deconsolidation) of CIP, net	$—	$11,286
Stock issued for acquisition of business	$—	$21,738
Contingent consideration for acquisition of business	$—	$51,690
Common stock dividends payable	$3,225	$3,248
Preferred stock dividends payable	$2,084	$2,084
Accrued stock issuance costs	$—	$334

	June 30, 2018	December 31, 2017
($ in thousands)
Reconciliation of cash and cash equivalents
Cash and cash equivalents	$138,827	$132,150
Cash of consolidated investment products	40,755	101,315
Cash pledged or on deposit of consolidated investment products	946	817
Cash and cash equivalents at end of period	$180,528	$234,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Stockholders	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
($ in thousands, except per share data)	Shares	Par Value	Shares	Amount				Shares	Amount
Balances at December 31, 2016	5,889,013	$91	—	$—	$1,090,331	$(424,279)	$(224)	3,230,045	$(344,246)	$321,673	$—	$321,673	$37,266
Adjustment for adoption of ASU 2016-09	—	—	—	—	—	1,051	—	—	—	1,051	—	1,051	—
Net income (loss)	—	—	—	—	—	12,722	—	—	—	12,722	—	12,722	1,051
Net unrealized gain (loss) on securities available-for-sale	—	—	—	—	—	—	134	—	—	134	—	134	—
Foreign currency translation adjustments	—	—	—	—	—	—	2	—	—	2	—	2	—
Activity of noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	15,731	15,731	19,019
Issuance of mandatory convertible preferred stock, net of offering costs	—	—	1,150,000	110,837	—	—	—	—	—	110,837	—	110,837	—
Cash dividends declared ($3.625 per preferred share)	—	—	—	—	(4,168)	—	—	—	—	(4,168)	—	(4,168)	—
Issuance of common stock for acquisition of business	213,669	2	—	—	21,738	—	—	—	—	21,740	—	21,740	—
Issuance of common stock, net of offering costs	1,046,500	10	—	—	109,310	—	—	—	—	109,320	—	109,320	—
Cash dividends declared ($0.90 per common share)	—	—	—	—	(6,670)	—	—	—	—	(6,670)	—	(6,670)	—
Issuance of common shares related to employee stock transactions	68,726	1	—	—	816	—	—	—	—	817	—	817	—
Taxes paid on stock-based compensation	—	—	—	—	(3,029)	—	—	—	—	(3,029)	—	(3,029)	—
Stock-based compensation	—	—	—	—	9,173	—	—	—	—	9,173	—	9,173	—
Balances at June 30, 2017	7,217,908	$104	1,150,000	$110,837	$1,217,501	$(410,506)	$(88)	3,230,045	$(344,246)	$573,602	$15,731	$589,333	$57,336
Balances at December 31, 2017	7,159,645	$105	1,150,000	$110,843	$1,216,173	$(386,216)	$(600)	3,296,289	$(351,748)	$588,557	$16,667	$605,224	$4,178
Adjustment for adoption of ASU 2016-01	—	—	—	—	—	(178)	178	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	46,370	—	—	—	46,370	766	47,136	(80)
Net unrealized gain (loss) on securities available-for-sale	—	—	—	—	—	—	(192)	—	—	(192)	—	(192)	—
Foreign currency translation adjustments	—	—	—	—	—	—	(8)	—	—	(8)	—	(8)	—
Activity of noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	(1,462)	(1,462)	(678)
Cash dividends declared ($3.625 per preferred share)	—	—	—	—	(4,168)	—	—	—	—	(4,168)	—	(4,168)	—
Cash dividends declared ($0.90 per common share)	—	—	—	—	(6,877)	—	—	—	—	(6,877)	—	(6,877)	—
Repurchases of common shares	(60,622)	—	—	—	—	—	—	60,622	(7,500)	(7,500)	—	(7,500)	—
Issuance of common shares related to employee stock transactions	67,116	—	—	—	1,378	—	—	—	—	1,378	—	1,378	—
Taxes paid on stock-based compensation	—	—	—	—	(5,238)	—	—	—	—	(5,238)		(5,238)	—
Stock-based compensation	—	—	—	—	12,073	—	—	—	—	12,073	—	12,073	—
Balances at June 30, 2018	7,166,139	$105	1,150,000	$110,843	$1,213,341	$(340,024)	$(622)	3,356,911	$(359,248)	$624,395	$15,971	$640,366	$3,420
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Business

Virtus Investment Partners, Inc. ("the Company," "we," "us," "our" or "Virtus"), a Delaware corporation, operates in the investment management industry through its subsidiaries.

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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

New Accounting Standards Implemented

On January 1, 2018, the Company adopted the new Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), pursuant to Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, and all the related amendments ("the new revenue standard") using the modified retrospective approach. The core principle of the new revenue standard is that revenue is recognized upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received for the goods or services. Based on the revised criteria in the new revenue standard for determining whether the Company is acting as a principal or agent, certain costs that were previously presented on a net of revenue basis are now presented on a gross basis. The comparative periods have not been restated and continue to be reported under the accounting standards in effect for those periods. No cumulative-effect adjustment to the balance sheet was necessary upon the adoption of ASC 606. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). On January 1, 2018, the Company adopted amendments to ASC 825 - Financial Instruments pursuant to ASU 2016-01. This standard requires all equity investments (other than those accounted for under the equity method) to be measured at fair value with changes in the fair value recognized through net income. The Company recorded a $0.2 million cumulative-effect adjustment to the balance sheet upon adoption.

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

ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). On January 1, 2018, the Company adopted amendments to ASC 230 on a retrospective basis pursuant to ASU 2016-18. This standard requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning and ending cash on the statement of cash flows. Restricted cash includes cash pledged or on deposit with brokers of consolidated investment products. Cash, cash equivalents and restricted cash reported on the condensed consolidated statements of cash flows now includes $0.8 million, $0.9 million and $1.0 million of cash pledged or on deposit of consolidated investment products as of December 31, 2017, June 30, 2017, and December 31, 2016, respectively, as well as previously reported cash and cash equivalents. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

ASU 2017-01, Clarifying the Definition of a Business ("ASU 2017-01"). On January 1, 2018, the Company adopted amendments to ASC 805 - Business Combinations ("ASC 805") pursuant to ASU 2017-01, and will apply the standard prospectively. This standard provides guidance on evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Accounting for Goodwill Impairment ("ASU 2017-04"). On January 1, 2018, the Company adopted amendments to ASC 350 - Intangibles Goodwill and Other pursuant to ASU 2017-04, and will apply the standard prospectively for all future annual and interim goodwill impairment tests . Under ASU 2017-04, a goodwill impairment is defined to be the amount by which a reporting unit’s carrying value exceeds its fair value. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

ASU 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("ASU 2018-05"). In March 2018, the Company adopted the amendments to ASC 740 - Income Taxes pursuant to ASU 2018-05. The standard adds various Securities and Exchange Commission ("SEC") paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment on a timely basis. SAB 118 allows disclosure stating that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate of the income tax effects. We have accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118, on a provisional basis. Our accounting for certain income tax effects is incomplete, but we have determined reasonable estimates for those effects and have recorded provisional amounts in our condensed consolidated financial statements as of June 30, 2018 and December 31, 2017.

New Accounting Standards Not Yet Implemented

In July 2018, the FASB issued ASU 2018-09, Codification Improvements ("ASU 2018-09"). This standard does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB ASC areas based on comments and suggestions made by various stakeholders.  Certain updates are applicable immediately while other updates provide for a transition period for adoption over the next fiscal year beginning after December 15, 2018.  The Company is currently evaluating the potential impact of the guidance but does not expect the adoption of this standard to have a material impact on the Company's condensed consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). The standard provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on the Company's condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). The standard replaces current codification Topic 840 - Leases with updated guidance on accounting for leases and requires a lessee to recognize assets and liabilities arising from an operating lease on the balance sheet, whereas previous guidance did not require lease assets and liabilities to be recognized for most leases. Furthermore, this standard permits companies to make an accounting policy election to not recognize lease assets and liabilities for leases with a term of 12 months or less. For both finance leases and operating leases, the lease liability should be initially measured at the present value of the lease payments. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will not significantly change under this new guidance. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), which provides narrow amendments to clarify how to apply certain aspects of ASU 2016-02. Both standards are effective for fiscal years beginning after December 15, 2018 and interim periods therein. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its condensed consolidated financial statements but expects to record a right-of-use asset and a related lease obligation in the Company's condensed consolidated balance sheet upon adoption.

3. Revenues

Adoption of ASC 606, Revenue from Contracts with Customers

The Company's revenues are recognized when a performance obligation is satisfied, which occurs when control of the services is transferred to customers. Investment management fees, distribution and service fees and administration and shareholder service fees are generally calculated as a percentage of average net assets of the investment portfolios managed. The net asset values from which investment management, distribution and service and administration and shareholder service fees are calculated, are variable in nature and subject to factors outside of the Company's control such as deposits, withdrawals and market performance. Because of this, they are considered constrained until the end of the contractual measurement period (monthly or quarterly) which is when asset values are generally determinable.

Revenue Disaggregated by Source
The following table summarizes revenue by source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (1)	2018	2017 (1)
($ in thousands)
Investment management fees
Open-end funds	$57,192	$39,186	$111,566	$69,712
Closed-end funds	10,168	11,174	20,547	22,253
Retail separate accounts	17,091	12,759	33,620	24,192
Institutional accounts	15,778	8,790	31,596	13,931
Structured products	2,068	1,163	4,394	1,662
Other products	871	990	1,921	1,583
Total investment management fees	103,168	74,062	203,644	133,333
Distribution and service fees	13,549	10,439	26,156	21,222
Administration and shareholder service fees	15,967	9,476	31,705	18,457
Other income and fees	248	155	455	896
Total revenues	$132,932	$94,132	$261,960	$173,908

(1)	Prior period amounts have not been adjusted and are reported in accordance with historical accounting under ASC 605, Revenue Recognition.

Investment Management Fees

The Company provides investment management services pursuant to investment management agreements through its affiliated investment advisers (each an "Adviser"). Investment management services represent a series of distinct daily service periods which are performed over time. With respect to the Company's funds, the Company earns fees based on each fund’s average daily or weekly net assets which are generally received and calculated on a monthly basis. The Company has recorded its management fees net of investment management fees paid to unaffiliated subadvisers, as the Company considers itself an agent of the fund as it relates to the day-to-day investment management services performed by unaffiliated subadvisers. With respect to services performed by the unaffiliated subadviser, the Company's performance obligation is to arrange for the provision of that service, and it does not control the specified service before that service is performed. Amounts paid to unaffiliated subadvisers for the three and six months ended June 30, 2018 were $12.3 million and $25.2 million, respectively.

Retail separate account fees are calculated based on the end of the preceding or current quarter's asset values or on an average of month-end balances. Institutional account fees are calculated based on an average of month-end balances or current quarter’s asset values. Fees for structured finance products, for which the Company acts as the collateral manager, consist of senior, subordinated and, in certain instances, incentive management fees. Senior and subordinated management fees are calculated at a contractual fee rate applied against the end of the preceding quarter par value of the total collateral being managed with subordinated fees being recognized only after certain portfolio criteria are met. Incentive fees on certain of the Company's CLOs are typically 20% of the excess cash flows available to holders of the subordinated notes, above a threshold level internal rate of return.

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

Distribution and service fees represent two performance obligations comprised of distribution and related shareholder servicing activities. Distribution services are generally satisfied upon the sale of a fund share. Shareholder servicing activities are generally services satisfied over time.

The Company distributes its open-end funds through unaffiliated financial intermediaries that comprise national and regional broker dealers. These unaffiliated financial intermediaries provide distribution and shareholder service activities on behalf of the Company. The Company passes related distribution and service fees to these unaffiliated financial intermediaries for these services and considers itself the principal in these arrangements as it has control of the services prior to the services being transferred to the customer. These payments are classified within distribution and other asset-based expenses.

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

The impact of adoption of ASC 606 on the Company's condensed consolidated statement of operations was as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
($ in Thousands)	As Reported	Balance Under Prior ASC 605	Effect of Change Higher/(Lower)	As Reported	Balance Under Prior ASC 605	Effect of Change Higher/(Lower)
Revenues
Distribution and service fees	$13,549	$11,455	$2,094	$26,156	$22,826	$3,330

Operating Expenses
Distribution and other asset-based expenses	$23,721	$21,627	$2,094	$46,012	$42,682	$3,330

4. Business Combinations

RidgeWorth Investments

On June 1, 2017, the Company acquired RidgeWorth Investments (the "Acquisition" or the "Acquired Business"), a multi-boutique asset manager with approximately $40.1 billion in assets under management, including $35.7 billion in long term assets under management and $4.4 billion in liquidity strategies.

The total purchase price of the Acquisition was $547.1 million, comprising $485.2 million for the business and $61.9 million for certain balance sheet investments. The Company accounted for the acquisition in accordance with ASC 805. The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the Acquisition. No incremental measurement period adjustments were recorded in the three and six months ended June 30, 2018, the measurement period was complete on June 1, 2018.

The following table summarizes the identified acquired assets and liabilities assumed as of the acquisition date:

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

Income of the Acquired Business subsequent to the effective closing date of the Acquisition of June 1, 2017 within the quarter ended June 30, 2017, was as follows:

One Month Ended
June 30, 2017
($ in thousands)
Total Revenues	$11,536
Restructuring and severance	$8,396
All other operating expenses	$8,564
Operating Income (Loss)	$(5,424)
Income (Loss) Before Income Taxes	$(5,398)

The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and assume that the acquisition occurred on January 1, 2016. The unaudited pro forma information also reflects adjustment for transaction and integration expenses as if the Acquisition had been consummated on January 1, 2016. This unaudited information should not be relied upon as being indicative of historical results that would have been obtained if the Acquisition had occurred on that date, nor of the results that may be obtained in the future.

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
($ in thousands, except per share amounts)
Total Revenues	$119,803	$237,395
Net Income (Loss) Attributable to Common Stockholders	$(2,724)	$9,982

Basic EPS	$(0.39)	$1.47
Diluted EPS	$(0.39)	$1.42

Identifiable Intangible Assets Acquired

In connection with the allocation of the purchase price, we identified the following intangible assets:

	June 1, 2017
	Approximate Fair Value	Weighted Average of Useful Life
($ in thousands)
Definite-lived intangible assets:
Mutual fund investment contracts	$189,200	16.0 years
Institutional and retail separate account investment contracts	77,000	10.4 years
Trademarks/Trade names	800	10.0 years
Total definite-lived intangible assets	267,000
Indefinite-lived intangible assets:
Trade names	8,700	N/A
Total identifiable intangible assets	$275,700

Sustainable Growth Advisers, LP
On February 1, 2018, the Company entered into an agreement to acquire a majority interest in Sustainable Growth Advisers, LP ("SGA"), an investment manager specializing in U.S. and global growth equity portfolios (the "Transaction"). The Transaction closed effective July 1, 2018.

5. Intangible Assets, Net

Intangible assets, net are summarized as follows:

	June 30, 2018	December 31, 2017
($ in thousands)
Definite-lived intangible assets:
Investment contracts	$425,747	$425,747
Accumulated amortization	(177,369)	(167,309)
Definite-lived intangible assets, net	248,378	258,438
Indefinite-lived intangible assets	43,516	43,516
Total intangible assets, net	$291,894	$301,954

Activity in intangible assets, net is as follows:

	Six Months Ended June 30,
	2018	2017
($ in thousands)
Intangible assets, net
Balance, beginning of period	$301,954	$38,427
Additions (1)	—	275,700
Amortization	(10,060)	(2,046)
Balance, end of period	$291,894	$312,081

(1) See Note 4 for details on the acquired intangible assets related to the Acquisition.

Estimated amortization expense of intangible assets for the remainder of fiscal year 2018 and succeeding fiscal years is as follows:

($ in thousands)
Fiscal Year	Amount
2018	$10,049
2019	20,043
2020	19,878
2021	19,867
2022	19,742
2023 and thereafter	158,799
$248,378

6. Investments
At June 30, 2018 and December 31, 2017, the Company's investments were as follows:

	June 30, 2018	December 31, 2017
($ in thousands)
Marketable securities	$61,401	$66,424
Equity method investments	12,230	11,098
Nonqualified retirement plan assets	6,909	6,706
Investments in collateralized loan obligations	5,744	23,339
Other investments	925	925
Total investments	$87,209	$108,492
Marketable Securities
Marketable securities consist primarily of investments in the Company's sponsored mutual funds, excluding the investments in consolidated investment products discussed in Note 15. The composition of the Company’s marketable securities is summarized as follows:
June 30, 2018

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Marketable securities:
Sponsored funds	$40,235	$(895)	$1,333	$40,673
Equity securities	14,018	(10)	3,000	17,008
Sponsored closed-end funds	3,778	(360)	302	3,720
Total marketable securities	$58,031	$(1,265)	$4,635	$61,401

December 31, 2017

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Marketable securities:
Sponsored funds	$47,084	$(1,294)	$1,059	$46,849
Equity securities	13,141	(2)	2,671	15,810
Sponsored closed-end funds	3,761	(302)	306	3,765
Total marketable securities	$63,986	$(1,598)	$4,036	$66,424

For the three and six months ended June 30, 2018, the Company recognized net realized gains of $1.7 million and $1.3 million, respectively, on marketable securities. For the three and six months ended June 30, 2017, the Company recognized net realized losses of $1.8 million and $1.9 million, respectively, on marketable securities.

7. Fair Value Measurements
The Company’s assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of consolidated investment products, which are separately discussed in Note 15, as of June 30, 2018 and December 31, 2017 by fair value hierarchy level were as follows:
June 30, 2018

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$99,441	$—	$—	$99,441
Marketable securities:
Sponsored funds	40,673	—	—	40,673
Equity securities	17,008	—	—	17,008
Sponsored closed-end funds	3,720	—	—	3,720
Other investments:
Investments in collateralized loan obligations	—	—	5,744	5,744
Nonqualified retirement plan assets	6,909	—	—	6,909
Total assets measured at fair value	$167,751	$—	$5,744	$173,495

December 31, 2017

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$72,993	$—	$—	$72,993
Marketable securities:
Sponsored funds	46,849	—	—	46,849
Equity securities	15,810	—	—	15,810
Sponsored closed-end funds	3,765	—	—	3,765
Other investments
Investment in collateralized loan obligations	—	18,900	4,439	23,339
Nonqualified retirement plan assets	6,706	—	—	6,706
Total assets measured at fair value	$146,123	$18,900	$4,439	$169,462
The following is a discussion of the valuation methodologies used for the Company’s assets measured at fair value:
Cash equivalents represent investments in money market funds. Cash investments in actively traded money market funds are valued using published net asset values and are classified as Level 1.
Sponsored funds represent investments in open-end mutual funds, closed-end funds and ETFs for which the Company acts as the investment manager. The fair value of open-end mutual funds is determined based on their published net asset values and are categorized as Level 1. The fair value of closed-end funds and ETFs are determined based on the official closing price on the exchange on which they are traded and are categorized as Level 1.
Equity securities include securities traded on active markets and are valued at the official closing price (typically last sale or bid) on the exchange on which the securities are primarily traded and are categorized as Level 1.
Investments in collateralized loan obligations represent investments in CLOs for which the Company provides investment management services. The investments in collateralized loan obligations are measured at fair value based on independent third-party valuations and are categorized as Level 2 or Level 3.

Nonqualified retirement plan assets represent open-end mutual funds within a nonqualified retirement plan whose fair value is determined based on their published net asset value and are categorized as Level 1.

Cash, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments.

Transfers into and out of levels are reflected when: (1) significant inputs used for the fair value measurement, including market inputs or performance attributes, become observable or unobservable; or (2) if the book value no longer represents fair value. There were no transfers between levels during the three and six months ended June 30, 2018 and 2017.

The following table is a reconciliation of assets for Level 3 investments for which significant unobservable inputs were used to determine fair value.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Level 3 Investments (a)
Balance at beginning of period	$5,532	$—	$4,439	$—
Acquired in period	—	2,916	1,326	2,916
Change in unrealized gain (loss), net	212	7	(21)	7
Balance at end of period	$5,744	$2,923	$5,744	$2,923

(a) The investments that are categorized as Level 3 were valued utilizing third-party pricing information without adjustment.

8. Equity Transactions

On May 15, 2018, the Company declared a quarterly cash dividend of $0.45 per common share to be paid on August 15, 2018 to shareholders of record at the close of business on July 31, 2018. The Company also declared a quarterly cash dividend of $1.8125 per share on the Company's 7.25% mandatory convertible preferred stock ("MCPS") to be paid on August 1, 2018 to shareholders of record at the close of business on July 16, 2018.

As of June 30, 2018, there were 823,134 shares available to be repurchased from a total of 4,180,045 shares of Company common stock that had been approved by the Company's Board of Directors. The Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. During the six months ended June 30, 2018, the Company repurchased 60,622 common shares at a weighted average price of $123.69 per share for a total cost, including fees and expenses, of $7.5 million.

9. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2018 and 2017 were as follows:

	Unrealized Net Gains and (Losses) on Securities Available-for-Sale	Foreign Currency Translation Adjustments
($ in thousands)
Balance at December 31, 2017	$(612)	$12
Unrealized net gain (loss) on securities available-for-sale, net of tax of $77	(192)	—
Foreign currency translation adjustments, net of tax of $2	—	(8)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of ($61) (1)	178	—
Net current-period other comprehensive income (loss)	(14)	(8)
Balance at June 30, 2018	$(626)	$4

	Unrealized Net Gains and (Losses) on Securities Available-for-Sale	Foreign Currency Translation Adjustments
($ in thousands)
Balance at December 31, 2016	$(224)	$—
Unrealized net gain (loss) on securities available-for-sale, net of tax of $(83)	134	—
Foreign currency translation adjustments	—	2
Net current-period other comprehensive income (loss)	134	2
Balance at June 30, 2017	$(90)	$2

(1)
On January 1, 2018, the Company adopted amendments to ASC 825 pursuant to ASU 2016-01. This standard requires all equity investments (other than those accounted for under the equity method) to be measured at fair value with changes in the fair value recognized through net income.

10. Stock-Based Compensation

The Company's Amended and Restated Omnibus Incentive and Equity Plan (the "Plan") provides for the grant of equity-based awards, including restricted stock units ("RSUs"), stock options and unrestricted shares of common stock. As of June 30, 2018, a maximum of 2,400,000 shares of common stock were authorized for issuance under the Plan, and 300,637 shares remained available for issuance. Shares that are issued upon exercise of stock options and vesting of RSUs are newly issued shares from the Plan and are not issued from treasury stock. The Company recognized total stock compensation expense of $12.1 million and $9.5 million for the six months ended June 30, 2018 and 2017, respectively.

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

RSU activity for the six months ended June 30, 2018 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	483,021	$104.16
Granted	175,284	$133.37
Settled	(80,032)	$110.81
Outstanding at June 30, 2018	578,273	$112.16
For the six months ended June 30, 2018 and 2017, a total of 30,598 and 28,444 RSUs, respectively, were withheld by the Company as a result of net share settlements to settle minimum employee tax withholding obligations. The Company paid $5.2 million and $3.0 million for the six months ended June 30, 2018 and 2017, respectively, in minimum employee tax withholding obligations related to RSUs withheld. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have been otherwise issued as a result of the vesting.
During the six months ended June 30, 2018, the Company granted 23,356 performance based stock awards ("PSUs") which contain performance-based metrics in addition to a service condition. Compensation expense for these PSUs is recognized over a three-year service period based upon the value determined using a combination of the intrinsic value method, for awards that contain a performance metric that represents a "performance condition" in accordance with ASC 718, and the Monte Carlo simulation valuation model, for awards under the performance metric that represents a "market condition" under ASC 718. Compensation expense for the awards that contain a market condition is fixed at the date of grant and will not be adjusted in future periods based upon the achievement of the market condition. Compensation expense for the awards with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon the final outcome. For the six months ended June 30, 2018, total stock-based compensation expense for PSUs was $4.3 million.
As of June 30, 2018, unamortized stock-based compensation expense for unvested RSUs and PSUs was $42.3 million, with a weighted-average remaining amortization period of 1.8 years.

Stock Options

Stock options generally cliff vest after three years and have a contractual life of 10 years. Stock options are granted with an exercise price equal to the fair market value of the shares at the date of grant.

Stock option activity for the six months ended June 30, 2018 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	109,808	$16.44
Exercised	(22,245)	$31.38
Outstanding at June 30, 2018	87,563	$12.64

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

The computation of basic and diluted EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
($ in thousands, except per share amounts)
Net Income (Loss)	$23,229	$28	$47,056	$13,773
Noncontrolling interests	(159)	(333)	(686)	(1,051)
Net Income (Loss) Attributable to Stockholders	23,070	(305)	46,370	12,722
Preferred stock dividends	(2,084)	(2,084)	(4,168)	(4,168)
Net Income (Loss) Attributable to Common Stockholders	$20,986	$(2,389)	$42,202	$8,554
Shares (in thousands):
Basic: Weighted-average number of common shares outstanding	7,211	7,064	7,204	6,804
Plus: Incremental shares from assumed conversion of dilutive instruments	1,190	—	1,192	216
Diluted: Weighted-average number of common shares outstanding	8,401	7,064	8,396	7,020
Earnings (Loss) per Share—Basic	$2.91	$(0.34)	$5.86	$1.26
Earnings (Loss) per Share—Diluted	$2.75	$(0.34)	$5.52	$1.22

The following table details the securities that have been excluded from the above computation of weighted-average number of shares for diluted EPS, because the effect would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(in thousands)
Restricted stock units and stock options	44	202	29	1
Preferred stock	—	1,037	—	859
Total anti-dilutive securities	44	1,239	29	860

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

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 25.4% and 31.4% for the six months ended June 30, 2018 and 2017, respectively. The decrease in the estimated effective tax rate was primarily due to the Tax Cuts and Jobs Act enacted on December 22, 2017, which included a reduction of the statutory federal corporate income tax rate to 21% from 35%. This decrease in tax rates was partially offset by a decrease in the tax benefit associated with valuation allowance changes related to the Company's investments.

13. Debt

Credit Agreement

On February 15, 2018 (the "Effective Date") the Company entered into Amendment No. 1 (the "Amendment") to its Credit Agreement, dated as of June 1, 2017, with Morgan Stanley Senior Funding, Inc., as administrative agent and the lenders from time to time party thereto (the Credit Agreement as amended by the Amendment is hereinafter referred to as the "Credit Agreement"). The Amendment provided commitments for an additional $105.0 million of term loans ("Additional Term

Loans") which were subject to, among other customary conditions, the substantially concurrent consummation of the Company’s agreement to acquire (i) 70% of the outstanding limited partnership interests of SGA and (ii) 100% of the outstanding membership interests of SGIA, LLC, the general partner of SGA. On July 2, 2018, the Company borrowed the $105.0 million of additional term loans and used the proceeds, in combination with balance sheet resources, to fund the Transaction.

The applicable margin on amounts outstanding under the Credit Agreement, commencing as of the Effective Date, is 2.50%, in the case of LIBOR-based loans, and 1.50% in the case of alternate base rate loans, in each case subject to a 25 basis point reduction based on the secured net leverage ratio (as defined in the Credit Agreement) of the Company as of the last day of the preceding fiscal quarter being not greater than 1.00 to 1.00, as reflected in certain financial reports required under the Credit Agreement. The Additional Term Loans were subject to a delayed draw fee accruing for the period (i) from the date which is 31 days after the Effective Date to the date which is 60 days after the Effective Date, at 1.25% per annum and (ii) thereafter, at 2.50% per annum until the funding of the Additional Term Loans on July 2, 2018.

The Amendment also eliminated a maximum Total Net Leverage Ratio (as defined in the Credit Agreement) financial maintenance covenant as applied to term loans under the Credit Agreement. The Credit Agreement includes, for the benefit of revolving lenders, a financial maintenance covenant that the Company will not permit the Total Net Leverage Ratio to exceed 2.50:1.00 as of the last day of any fiscal quarter, provided that this covenant will apply only if on such day the aggregate principal amount of outstanding revolving loans and letters of credit exceeds 30% of the aggregate revolving commitments as of such day.

At June 30, 2018, $258.1 million was outstanding under the Term Loan and no amounts were outstanding under the Company's $100.0 million revolving credit facility.

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

In re Virtus Investment Partners, Inc. Securities Litigation; formerly Tom Cummins v. Virtus Investment Partners Inc.
et al

On February 20, 2015, a putative class action complaint alleging violations of certain provisions of the federal securities laws was filed by an individual shareholder against the Company and certain of the Company’s current officers (the "defendants") in the United States District Court for the Southern District of New York (the "Court"). On April 21, 2015, three plaintiffs, including the original plaintiff, filed motions to be appointed lead plaintiff and, on June 9, 2015, the Court appointed Arkansas Teachers Retirement System lead plaintiff. On August 21, 2015, the plaintiffs filed a Consolidated Class Action Complaint (the "Consolidated Complaint") amending the originally filed complaint, which was purportedly filed on behalf of all purchasers of the Company’s common stock between January 25, 2013 and May 11, 2015 (the "Class Period"). The Consolidated Complaint alleges that, during the Class Period, the defendants disseminated materially false and misleading statements and concealed material adverse facts relating to certain funds formerly subadvised by F-Squared Investments Inc. ("F-Squared"). The Consolidated Complaint alleges claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5. A motion to dismiss the Consolidated Complaint was filed on behalf of the Company and the other defendants on October 21, 2015. On July 1, 2016, the Court entered an opinion and order granting in part, and denying in part, the motion to dismiss, narrowing plaintiffs' claims under Sections 10(b) and 20(a) of the Exchange Act and dismissing one of the defendants from the suit. The remaining defendants' Answer to the Consolidated Complaint was filed on August 5, 2016. Plaintiffs' motion for class certification was granted on May 15, 2017. The Company believes that the suit is without merit, nonetheless, on February 6, 2018, it reached an agreement in principle with the plaintiffs, subject to Court approval, settling all claims in the litigation, in order to avoid the cost, distraction, disruption, and inherent litigation uncertainty. The parties executed a final settlement agreement on May 18, 2018. On June 28, 2018, the Court entered an order preliminarily approving the settlement and scheduling a hearing for final approval on October 24, 2018. Upon final approval by the Court, which the Company believes is likely, the resolution of this matter will not have a material impact on the Company’s results of operations, cash flows or its consolidated financial condition.

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

The following table presents the balances of the consolidated investment products that, after intercompany eliminations, are reflected in the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017:

	As of
	June 30, 2018			December 31, 2017
		VIEs			VIEs
	VOEs	CLOs	Other	VOEs	CLOs	Other

($ in thousands)
Cash and cash equivalents	$910	$40,327	$464	$820	$82,823	$18,489
Investments	28,756	1,722,625	23,688	34,623	1,555,879	7,250
Other assets	257	33,937	411	767	32,671	48
Notes payable	—	(1,569,663)	—	—	(1,457,435)	—
Securities purchased payable and other liabilities	(1,073)	(112,701)	(614)	(1,319)	(110,871)	(764)
Noncontrolling interests	(3,381)	(15,971)	(39)	(4,178)	(16,667)	—
The Company’s net interests in consolidated investment vehicles	$25,469	$98,554	$23,910	$30,713	$86,400	$25,023

Consolidated CLOs

The majority of the Company's consolidated investment products that are VIEs are CLOs. At June 30, 2018, the Company consolidated five CLOs including one CLO currently in warehouse-stage. The financial information of certain CLOs is included in the Company's condensed consolidated financial statements one-month in arrears based upon the availability of financial information. Majority-owned consolidated private funds, whose primary purpose is to invest in CLOs for which the Company serves as the collateral manager, are also included.

Investments of CLOs

The CLOs investments of $1.7 billion at June 30, 2018 represent bank loan investments, which comprise the majority of the CLOs' portfolio asset collateral and are senior secured corporate loans across a variety of industries. These bank loan investments mature at various dates between 2018 and 2026 and pay interest at LIBOR plus a spread of up to 10.0%. At June 30, 2018, the fair value of the senior bank loans exceeded the unpaid principal balance by $12.1 million. At June 30, 2018, there were no collateral assets in default.

Notes Payable of CLOs

The CLOs have issued notes payable with a total value, at par, of $1.7 billion, consisting of senior secured floating rate notes payable with a par value of $1.4 billion, warehouse facility debt with a par value of $91.0 million and subordinated notes with a par value of $172.3 million. These note obligations bear interest at variable rates based on LIBOR plus a pre-defined spread ranging from 0.8% to 7.00%. The principal amounts outstanding of the note obligations issued by the CLOs mature on dates ranging from November 2018 to October 2029. The CLOs may elect to reinvest any prepayments received on bank loan investments between October 2019 and October 2021, depending on the CLO. Generally, subsequent prepayments received after the reinvestment period must be used to pay down the note obligations.

The Company’s beneficial interests and maximum exposure to loss related to these consolidated CLOs is limited to: (i) ownership in the subordinated notes and (ii) accrued management fees. The secured notes and warehouse facility debt of the consolidated CLOs have contractual recourse only to the related assets of the CLO and are classified as financial liabilities. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative prescribed by ASU 2014-13, results in the net assets of the consolidated CLOs shown above to be equivalent to the beneficial interests retained by the Company at June 30, 2018, as shown in the table below:

As of
June 30, 2018
($ in thousands)
Subordinated notes	$97,566
Accrued investment management fees	988
Total Beneficial Interests	$98,554

The following table represents income and expenses of the consolidated CLOs included in the Company’s condensed consolidated statements of operations for the period indicated:

Six Months Ended June 30,
($ in thousands)	2018
Income:
Realized and unrealized gain (loss), net	$1,935
Interest income	44,259
Total Income	46,194

Expenses:
Other operating expenses	1,830
Interest expense	29,827
Total Expense	31,657
Noncontrolling interest	(767)
Net Income (loss) attributable to CIPs	$13,770

As summarized in the table below, the application of the measurement alternative as prescribed by ASU 2014-13 results in the consolidated net income summarized above to be equivalent to the Company’s own economic interests in the consolidated CLOs, which are eliminated upon consolidation:

Six Months Ended June 30,
($ in thousands)	2018
Distributions received and unrealized gains on the subordinated notes held by the Company	$10,380
Investment management fees	3,390
Total Economic Interests	$13,770

Fair Value Measurements of Consolidated Investment Products

The assets and liabilities of the consolidated investment products measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 by fair value hierarchy level were as follows:

As of June 30, 2018

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$39,937	$—	$—	$39,937
Debt investments	—	1,740,396	3,514	1,743,910
Equity investments	29,241	1,918	—	31,159
Total Assets Measured at Fair Value	$69,178	$1,742,314	$3,514	$1,815,006
Liabilities
Notes payable	$—	$1,569,663	$—	$1,569,663
Short sales	804	—	—	804
Total Liabilities Measured at Fair Value	$804	$1,569,663	$—	$1,570,467

As of December 31, 2017

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$82,769	$—	$—	$82,769
Debt investments	—	1,527,845	33,887	1,561,732
Equity investments	35,126	—	894	36,020
Total Assets Measured at Fair Value	$117,895	$1,527,845	$34,781	$1,680,521
Liabilities
Notes payable	$—	$1,457,435	$—	$1,457,435
Derivatives	2	—	—	2
Short sales	719	—	—	719
Total Liabilities Measured at Fair Value	$721	$1,457,435	$—	$1,458,156

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

For the six months ended June 30, 2018 and 2017, no securities held by consolidated investment products were transferred from Level 2 to Level 1. For the six months ended June 30, 2018 and 2017, no securities held by consolidated investment products were transferred from Level 1 to Level 2.

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

The securities purchase payable at June 30, 2018 and December 31, 2017 approximated fair value due to the short-term nature of the instruments.

The following table is a reconciliation of assets of consolidated investment products for Level 3 investments for which significant unobservable inputs were used to determine fair value:

	Six Months Ended June 30,
($ in thousands)	2018	2017
Level 3 Debt and Equity securities (a)
Balance at beginning of period	$34,781	$25
Realized gains (losses), net	1,993	(4)
Change in unrealized gains (losses), net	575	—
Acquired in business combination	—	9,150
Purchases	7,122	100
Paydowns	—	—
Amortization	19	—
Sales	(13,884)	(121)
Transfers to Level 2	(30,606)	—
Transfers from Level 2	3,514	—
Balance at end of period	$3,514	$9,150

(a)
The investments that are categorized as Level 3 were valued utilizing third-party pricing information without adjustment. All transfers are deemed to occur at the end of period. Transfers between Level 2 and Level 3 are due to trading activities at period end.

Nonconsolidated VIEs

The Company serves as the collateral manager for other collateralized loan and collateralized bond obligations (collectively, "CDOs") that are not consolidated. The assets and liabilities of these CDOs reside in bankruptcy remote, special purpose entities in which the Company has no ownership, nor holds any notes issued by the CDOs, and provides neither recourse nor guarantees. The Company has determined that the investment management fees it receives for serving as collateral manager for these CDOs did not represent a variable interest as: (1) the fees the Company earns are compensation for services provided and are commensurate with the level of effort required to provide the investment management services; (2) the Company does not hold other interests in the CDOs that individually, or in the aggregate, would absorb more than an insignificant amount of the CDO's expected losses or receive more than an insignificant amount of the CDO's expected residual return; and (3) the investment management arrangement only includes terms, conditions and amounts that are customarily present in arrangements for similar services negotiated at arm's length.

The Company has interests in certain other entities that are VIEs that the Company does not consolidate as it is not the primary beneficiary of those entities. The Company is not the primary beneficiary as its interest in these entities does not provide the Company with the power to direct the activities that most significantly impact the entities' economic performance.

At June 30, 2018, the carrying value and maximum risk of loss related to the Company's interest in these VIEs was $59.8 million.

16. Subsequent Events

On July 1, 2018 the Company closed on its majority investment in Sustainable Growth Advisers, an investment manager with $11.3 billion in assets under management at June 30, 2018. The transaction was financed with balance sheet resources and $105.0 million of term loan debt, which was drawn at the closing.

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

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2017 Annual Report on Form 10-K, as well as the following risks and uncertainties: (a) any reduction in our assets under management; (b) withdrawal, renegotiation or termination of investment advisory agreements; (c) damage to our reputation; (d) failure to comply with investment guidelines or other contractual requirements; (e) inability to satisfy financial covenants and payments related to our indebtedness; (f) inability to attract and retain key personnel; (g) challenges from the competition we face in our business; (h) adverse regulatory and legal developments; (i) unfavorable changes in tax laws or limitations; (j) adverse developments related to unaffiliated subadvisers; (k) negative implications of changes in key distribution relationships; (l) interruptions in or failure to provide critical technological service by us or third parties; (m) volatility associated with our common and preferred stock; (n) adverse civil litigation and government investigations or proceedings; (o) risk of loss on our investments; (p) inability to make quarterly common and preferred stock distributions; (q) lack of sufficient capital on satisfactory terms; (r) losses or costs not covered by insurance; (s) impairment of goodwill or intangible assets; (t) inability to achieve expected acquisition-related benefits and other risks and uncertainties. Any occurrence of, or any material adverse change in, one or more risk factors or risks and uncertainties referred to above, in our 2017 Annual Report on Form 10-K or in any of our filings with the Securities and Exchange Commission ("SEC") could materially and adversely affect our operations, financial results, cash flows, prospects and liquidity.
Certain other factors which may impact our continuing operations, prospects, financial results and liquidity, or which may cause actual results to differ from such forward-looking statements, are discussed or included in the Company’s periodic reports filed with the SEC and are available on our website at www.virtus.com under "Investor Relations." You are urged to carefully consider all such factors.

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

We offer investment strategies for individual and institutional investors in different product structures and through multiple distribution channels. Our investment strategies are available in a diverse range of styles and disciplines, managed by a collection of differentiated investment managers. We have offerings in various asset classes (domestic and international equity, fixed income and alternative), market capitalizations (large, mid and small), styles (growth, blend and value) and investment approaches (fundamental, quantitative and thematic). Our retail products include open-end funds and ETFs, where we also use unaffiliated managers, as well as closed-end funds and retail separate accounts. Our institutional products include a variety of equity and fixed income strategies for corporations, multi-employer retirement funds, public employee retirement systems, foundations, and endowments. We also offer subadvisory services for unaffiliated mutual funds and collateral manager services for structured finance products.

We distribute our open-end funds and ETFs principally through financial intermediaries. We have broad distribution access in the retail market, with distribution partners that include national and regional broker-dealers, independent broker-dealers and registered investment advisors, banks and insurance companies. In many of these firms, we have a number of products that are on preferred "recommended" lists and on fee-based advisory programs. Our sales efforts are supported by regional sales professionals, a national account relationship group and separate teams for ETFs and the retirement and insurance channels. Our retail separate accounts are distributed through financial intermediaries and directly by teams at an affiliated manager.

Our institutional services are marketed through relationships with consultants as well as directly to clients. We target key market segments, including foundations and endowments, corporate, public and private pension plans, and subadvisory relationships.

Financial Highlights

•	Net earnings per diluted share was $2.75 in the second quarter of 2018 as compared to a net loss per diluted share of $(0.34) in the second quarter of 2017.

•
Total sales (inflows) were $6.6 billion in the second quarter of 2018, an increase of $3.2 billion, or 92.4%, from $3.5 billion in the second quarter of 2017. Net flows were $1.3 billion in the second quarter of 2018 compared to $(0.2) billion in the second quarter of 2017.

•	Long-term assets under management were $89.8 billion at June 30, 2018, an increase of $4.8 billion from June 30, 2017.

Sustainable Growth Advisers, LP

On July 1, 2018 the Company closed on its majority investment in Sustainable Growth Advisers, an investment manager with $11.3 billion in assets under management at June 30, 2018. The transaction was financed with balance sheet resources and $105.0 million of term loan debt, which was drawn at the closing.

RidgeWorth Investments

On June 1, 2017, we acquired RidgeWorth Investments (the "Acquisition" or "Acquired Business"), a multi-boutique investment management firm that managed approximately $40.1 billion in assets under management as of June 1, 2017, including $35.7 billion in long term assets under management and $4.4 billion in liquidity strategies.

Assets Under Management

At June 30, 2018, total assets under management were $91.6 billion, representing an increase of $3.0 billion, or 3.4%, from June 30, 2017 and an increase of $0.7 billion, or 0.7%, from December 31, 2017. The increase in total assets under management from June 30, 2017 and from December 31, 2017 was primarily due to market performance.

Average long-term assets under management, which represent the majority of our fee-earning asset levels, were $88.8 billion for the six months ended June 30, 2018, an increase of $35.3 billion, or 65.9%, from $53.5 billion for the six months ended June 30, 2017. The increase in average long-term assets under management compared to June 30, 2017 was primarily due to the Acquired Business and market performance.

Operating Results

In the second quarter of 2018, total revenues increased 41.2% to $132.9 million from $94.1 million in the second quarter of 2017, primarily as a result of additional revenues from the Acquired Business. Operating income increased $24.1 million to $27.3 million in the second quarter of 2018 compared to $3.2 million in the second quarter of 2017. The second quarter of 2017 included $8.9 million related to restructuring and severance costs primarily associated with the Acquisition.

Assets Under Management by Product

The following table summarizes our assets under management by product:

	As of June 30,		Change
	2018	2017	$	%
($ in millions)
Open-End Funds (1)	$44,419.3	$41,452.8	$2,966.5	7.2%
Closed-End Funds	6,295.0	6,707.2	(412.2)	(6.1)%
Exchange Traded Funds	1,029.9	968.8	61.1	6.3%
Retail Separate Accounts	14,678.4	12,351.1	2,327.3	18.8%
Institutional Accounts	19,726.6	20,639.1	(912.5)	(4.4)%
Structured Products	3,684.4	2,899.8	784.6	27.1%
Total Long-Term	89,833.6	85,018.8	4,814.8	5.7%
Liquidity (2)	1,784.9	3,570.6	(1,785.7)	(50.0)%
Total	$91,618.5	$88,589.4	$3,029.1	3.4%
Average Assets Under Management (3)	$90,577.9	$54,197.7	$36,380.2	67.1%
Average Long-Term Assets Under Management (3)	$88,834.4	$53,533.4	$35,301.0	65.9%

(1)	Represents assets under management of U.S. 1940 Act mutual funds and Undertakings for Collective Investments in Transferable Securities ("UCITS")

(2)	Represents assets under management in liquidity strategies, including in certain open-end funds and institutional accounts

(3)	Averages are calculated as follows:
- Funds - average daily or weekly balances
- Retail Separate Accounts - prior-quarter ending balance or average of month-end balances in quarter
- Institutional Accounts and Structured Products - average of month-end balances in quarter

Asset Flows by Product
The following table summarizes asset flows by product:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Open-End Funds (1)
Beginning balance	$43,202.5	$24,716.8	$43,077.6	$23,432.8
Inflows	4,356.6	2,253.9	8,140.2	4,286.6
Outflows	(3,220.6)	(2,278.6)	(6,882.8)	(4,413.3)
Net flows	1,136.0	(24.7)	1,257.4	(126.7)
Market performance	170.5	1,212.3	240.3	2,656.8
Other (2)	(89.7)	15,548.4	(156.0)	15,489.9
Ending balance	$44,419.3	$41,452.8	$44,419.3	$41,452.8
Closed-End Funds
Beginning balance	$6,132.7	$6,814.3	$6,666.2	$6,757.4
Inflows	0.5	—	0.5	—
Outflows	—	(31.2)	—	(112.8)
Net flows	0.5	(31.2)	0.5	(112.8)
Market performance	250.0	16.4	(156.1)	297.2
Other (2)	(88.2)	(92.3)	(215.6)	(234.6)
Ending balance	$6,295.0	$6,707.2	$6,295.0	$6,707.2
Exchange Traded Funds
Beginning balance	$980.2	$863.3	$1,039.2	$596.8
Inflows	86.5	185.1	226.0	450.8
Outflows	(71.7)	(51.3)	(134.9)	(74.3)
Net flows	14.8	133.8	91.1	376.5
Market performance	65.2	(8.5)	(12.3)	26.1
Other (2)	(30.3)	(19.8)	(88.1)	(30.6)
Ending balance	$1,029.9	$968.8	$1,029.9	$968.8
Retail Separate Accounts
Beginning balance	$14,012.3	$9,312.1	$13,936.8	$8,473.5
Inflows	736.7	656.2	1,438.0	1,345.4
Outflows	(575.3)	(455.7)	(1,361.8)	(753.6)
Net flows	161.4	200.5	76.2	591.8
Market performance	499.7	341.6	660.4	795.4
Other (2)	5.0	2,496.9	5.0	2,490.4
Ending balance	$14,678.4	$12,351.1	$14,678.4	$12,351.1
Institutional Accounts
Beginning balance	$19,411.2	$5,711.3	$20,815.9	$5,492.7
Inflows	1,425.0	357.1	1,848.0	634.8
Outflows	(1,465.8)	(612.1)	(3,115.5)	(804.0)
Net flows	(40.8)	(255.0)	(1,267.5)	(169.2)
Market performance	486.4	168.1	313.7	306.4
Other (2)	(130.2)	15,014.7	(135.5)	15,009.2
Ending balance	$19,726.6	$20,639.1	$19,726.6	$20,639.1
Structured Products
Beginning balance	$3,704.6	$602.0	$3,298.8	$613.1
Inflows	37.8	—	421.4	—
Outflows	(20.4)	(224.0)	(20.4)	(240.7)
Net flows	17.4	(224.0)	401.0	(240.7)
Market performance	45.3	13.5	83.2	23.8
Other (2)	(82.9)	2,508.3	(98.6)	2,503.6
Ending balance	$3,684.4	$2,899.8	$3,684.4	$2,899.8

Total Long-Term
Beginning balance	$87,443.5	$48,019.8	$88,834.5	$45,366.3
Inflows	6,643.1	3,452.3	12,074.1	6,717.6
Outflows	(5,353.8)	(3,652.9)	(11,515.4)	(6,398.7)
Net flows	1,289.3	(200.6)	558.7	318.9
Market performance	1,517.1	1,743.4	1,129.2	4,105.7
Other (2)	(416.3)	35,456.2	(688.8)	35,227.9
Ending balance	$89,833.6	$85,018.8	$89,833.6	$85,018.8
Liquidity (3)
Beginning balance	$1,641.6	$—	$2,128.7	$—
Other (2)	143.3	3,570.6	(343.8)	3,570.6
Ending balance	$1,784.9	$3,570.6	$1,784.9	$3,570.6
Total
Beginning balance	$89,085.1	$48,019.8	$90,963.2	$45,366.3
Inflows	6,643.1	3,452.3	12,074.1	6,717.6
Outflows	(5,353.8)	(3,652.9)	(11,515.4)	(6,398.7)
Net flows	1,289.3	(200.6)	558.7	318.9
Market performance	1,517.1	1,743.4	1,129.2	4,105.7
Other (2)	(273.0)	39,026.8	(1,032.6)	38,798.5
Ending balance	$91,618.5	$88,589.4	$91,618.5	$88,589.4

(1)	Represents assets under management of U.S. 1940 Act mutual funds and UCITS

(2)
Represents open-end and closed-end fund distributions net of reinvestments, the net change in assets from liquidity strategies, and the impact on net flows from non-sales related activities such as asset acquisitions/(dispositions), seed capital investments/(withdrawals), structured products reset transactions and the use of leverage

(3)	Represents assets under management in liquidity strategies, including in certain open-end funds and institutional accounts

The following table summarizes our assets under management by asset class:

	As of June 30,		Change		% of Total
	2018	2017	$	%	2018	2017
($ in millions)
Asset Class
Equity	$48,894.8	$41,672.6	$7,222.2	17.3%	53.4%	47.0%
Fixed income	37,176.0	39,102.1	(1,926.1)	(4.9)%	40.6%	44.2%
Alternatives (1)	3,762.8	4,244.1	(481.3)	(11.3)%	4.1%	4.8%
Liquidity (2)	1,784.9	3,570.6	(1,785.7)	(50.0)%	1.9%	4.0%
Total	$91,618.5	$88,589.4	$3,029.1	3.4%	100.0%	100.0%

(1)	Consists of real estate securities, master-limited partnerships, option strategies and other

(2)	Represents assets under management in liquidity strategies, including in certain open-end funds and institutional accounts

Average Assets Under Management and Average Basis Points

The following table summarizes the average management fees earned in basis points and average assets under management:

	Three Months Ended June 30,
($ in millions, except average fee earned data which is in basis points)	Average Fees Earned		Average Assets Under Management (2)
	2018	2017	2018	2017
Products
Open-End Funds (1)	51.8	50.7	$44,000.8	$30,651.6
Closed-End Funds	66.1	65.8	6,167.0	6,809.6
Exchange Traded Funds	14.7	27.2	1,026.8	900.8
Retail Separate Accounts	48.4	49.7	13,999.0	10,143.7
Institutional Accounts	31.7	32.7	19,942.3	10,795.1
Structured Products	36.2	33.5	3,681.5	1,392.9
All Long-Term Products	46.7	48.3	88,817.4	60,693.7
Liquidity (3)	9.5	11.4	1,699.3	1,328.6
All Products	46.0	47.5	$90,516.7	$62,022.3

	Six Months Ended June 30,
($ in millions, except average fee earned data which is in basis points)	Average Fees Earned		Average Assets Under Management (2)
	2018	2017	2018	2017
Products
Open-End Funds (1)	51.1	50.7	$43,876.1	$27,404.7
Closed-End Funds	66.2	66.0	6,256.5	6,797.9
Exchange Traded Funds	16.4	29.3	1,036.3	830.0
Retail Separate Accounts	48.0	51.7	13,961.2	9,303.6
Institutional Accounts	31.8	34.3	20,054.0	8,199.1
Structured Products	37.7	33.6	3,650.3	998.1
All Long-Term Products	46.3	49.6	88,834.4	53,533.4
Liquidity (3)	10.7	11.5	1,743.5	664.3
All Products	45.7	49.2	$90,577.9	$54,197.7

(1)	Represents assets under management of U.S. 1940 Act mutual funds and UCITS

(2)	Averages are calculated as follows:
- Funds - average daily or weekly balances
- Retail Separate Accounts - prior-quarter ending balance or average of month-end balances in quarter
- Institutional Accounts and Structured Products - average of month-end balances in quarter

(3)	Represents assets under management in liquidity strategies, including in certain open-end funds and institutional accounts

Average fees earned represent investment management fees net of fees paid to third-party service providers for investment management related services and investment management fees earned from consolidated investment products, divided by average net assets. Open-end mutual fund, closed-end fund and exchange traded fund fees are calculated based on average daily or weekly net assets. Retail separate account fees are calculated based on the end of the preceding or current quarter’s asset values or on an average of month-end balances. Institutional account fees are calculated based on an average of month-end balances or current quarter’s asset values. Structured product fees are calculated based on a combination of the underlying cash flows and the principal value of the product. Average fees earned will vary based on several factors, including the asset mix and expense reimbursements to funds.

The average fee rate earned on long-term products for the three and six months ended June 30, 2018 decreased by 1.6 and 3.3 basis points, respectively, compared to the same periods in the prior year, primarily due to the impact on the average fees earned as a result of the assets from the Acquired Business having a lower blended fee rate. The product categories most impacted by the Acquisition were institutional accounts and retail separate accounts, where the additional assets were primarily in fixed income strategies. The decrease in the average fee rate earnings for exchange traded funds was primarily due to higher expense reimbursements on newly-launched funds.
Results of Operations
Summary Financial Data

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	2018 vs. 2017%		2018	2017	2018 vs. 2017%
($ in thousands)
Results of Operations
Investment management fees	$103,168	$74,062	$29,106	39.3%	$203,644	$133,333	$70,311	52.7%
Other revenues	29,764	20,070	9,694	48.3%	58,316	40,575	17,741	43.7%
Total revenues	132,932	94,132	38,800	41.2%	261,960	173,908	88,052	50.6%
Total operating expenses	105,624	90,948	14,676	16.1%	212,035	160,677	51,358	32.0%
Operating income (loss)	27,308	3,184	24,124	757.7%	49,925	13,231	36,694	277.3%
Other income (expense), net	(364)	(90)	(274)	304.4%	3,652	5,297	(1,645)	(31.1)%
Interest income (expense), net	5,750	(1,186)	6,936	(584.8)%	9,467	1,558	7,909	507.6%
Income (loss) before income taxes	32,694	1,908	30,786	NM	63,044	20,086	42,958	213.9%
Income tax expense (benefit)	9,465	1,880	7,585	403.5%	15,988	6,313	9,675	153.3%
Net income (loss)	23,229	28	23,201	NM	47,056	13,773	33,283	241.7%
Noncontrolling interests	(159)	(333)	174	(52.3)%	(686)	(1,051)	365	(34.7)%
Net Income (Loss) Attributable to Stockholders	23,070	(305)	23,375	NM	46,370	12,722	33,648	264.5%
Preferred stockholder dividends	(2,084)	(2,084)	—	—%	(4,168)	(4,168)	—	—%
Net Income (Loss) Attributable to Common Stockholders	$20,986	$(2,389)	$23,375	NM	$42,202	$8,554	$33,648	393.4%
NM - Not Meaningful
Revenues

Revenues by source were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	2018 vs. 2017%		2018	2017	2018 vs. 2017%
($ in thousands)
Investment management fees
Open-end funds	$57,192	$39,186	$18,006	46.0%	$111,566	$69,712	$41,854	60.0%
Closed-end funds	10,168	11,174	(1,006)	(9.0)%	20,547	22,253	(1,706)	(7.7)%
Retail separate accounts	17,091	12,759	4,332	34.0%	33,620	24,192	9,428	39.0%
Institutional accounts	15,778	8,790	6,988	79.5%	31,596	13,931	17,665	126.8%
Structured products	2,068	1,163	905	77.8%	4,394	1,662	2,732	164.4%
Other products	871	990	(119)	(12.0)%	1,921	1,583	338	21.4%
Total investment management fees	103,168	74,062	29,106	39.3%	203,644	133,333	70,311	52.7%
Distribution and service fees	13,549	10,439	3,110	29.8%	26,156	21,222	4,934	23.2%
Administration and shareholder service fees	15,967	9,476	6,491	68.5%	31,705	18,457	13,248	71.8%
Other income and fees	248	155	93	60.0%	455	896	(441)	(49.2)%
Total revenues	$132,932	$94,132	$38,800	41.2%	$261,960	$173,908	$88,052	50.6%

Investment Management Fees
Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payments. Investment management fees increased by $29.1 million, or 39.3%, and $70.3 million, or 52.7%, for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year due to an increase in average assets of $36.4 billion, or 67.1%, for the six months ended June 30, 2018, primarily as a result of the Acquired Business. Also contributing to the increase was positive market performance over the trailing four quarters.

Distribution and Service Fees

Distribution and service fees, which are asset-based fees earned from open-end funds for marketing and distribution services, increased by $3.1 million, or 29.8%, and $4.9 million, or 23.2%, for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year, primarily due to the adoption of ASC 606 Revenue from Contracts with Customers. The adoption of this ASC resulted in a change from the Company’s prior presentation whereby front-end sales charges earned for the sale execution of certain share classes were presented net of the amounts retained by unaffiliated third-party dealers and banks. These front-end sales charges earned are now presented on a gross basis.

Administration and Shareholder Servicing Fees

Administration and shareholder servicing fees represent fees earned for fund administration and shareholder services from our open-end mutual funds and certain of our closed-end funds. Fund administration and shareholder servicing fees increased by $6.5 million, or 68.5%, and $13.2 million, or 71.8%, for the three and six months ended June 30, 2018 compared to the same periods in the prior year. These increases were primarily due to $5.0 million and $10.0 million in additional administration and shareholder servicing fees in the three and six months ended June 30, 2018, respectively, as a result of the Acquired Business, which were largely offset by higher fund expense reimbursements included in net investment management fees.

Other Income and Fees

Other income and fees primarily represent contingent sales charges earned from investor redemptions of certain shares sold without a front-end sales charge. Other income and fees increased $0.1 million, or 60.0%, and decreased $0.4 million, or 49.2%, for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year. The decrease in the comparable six month period was primarily due to $0.5 million in other income related to the recovery of costs from a third-party service provider during the first quarter of 2017 that did not recur in 2018.

Operating Expenses

Operating expenses by category were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	2018 vs. 2017%		2018	2017	2018 vs. 2017%
($ in thousands)
Operating expenses
Employment expenses	$54,868	$42,992	$11,876	27.6%	$115,564	$82,633	$32,931	39.9%
Distribution and other asset-based expenses	23,721	15,764	7,957	50.5%	46,012	31,087	14,925	48.0%
Other operating expenses	20,911	20,709	202	1.0%	38,284	34,577	3,707	10.7%
Restructuring and severance	—	8,894	(8,894)	(100.0)%	—	8,894	(8,894)	(100.0)%
Depreciation and amortization expense	6,124	2,589	3,535	136.5%	12,175	3,486	8,689	249.3%
Total operating expenses	$105,624	$90,948	$14,676	16.1%	$212,035	$160,677	$51,358	32.0%

Employment Expenses

Employment expenses consist of fixed and variable compensation and related employee benefit costs. Employment expenses for the three and six months ended June 30, 2018 were $54.9 million and $115.6 million, respectively, which represented an increase of $11.9 million, or 27.6%, and $32.9 million, or 39.9%, respectively, compared to the same periods in the prior year. The increase reflected the addition of employees from the Acquired Business and higher profit-based compensation, due to increased profits at our affiliates.

Distribution and Other Asset-Based Expenses

Distribution and other asset-based expenses consist primarily of payments to third-party distribution partners for providing services to investors in our funds and payments to third-party service providers for investment management-related services. These payments are primarily based on percentages of assets under management or revenues. These expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized on a straight-line basis over the periods in which commissions are generally recovered from distribution fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares. Distribution and other asset-based expenses increased by $8.0 million, or 50.5%, and $14.9 million, or 48.0%, in the three and six months ended June 30, 2018, respectively, as compared to the same periods in the prior year, primarily due to increased asset-based sub-transfer agent expenses related to services provided to mutual funds from the Acquired Business and the adoption of ASC 606 Revenue from Contracts with Customers. The adoption of this ASC resulted in the gross presentation of front-end sales charges earned and paid on certain open-end mutual fund share classes. The front-end sales charges paid to our third-party distribution partners and are classified as distribution and other asset-based expenses.

Other Operating Expenses

Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and distribution related costs, rent and occupancy expenses, operating expenses of our consolidated investment products and other miscellaneous costs. Other operating expenses for the three and six months ended June 30, 2018 increased by $0.2 million, or 1.0%, and $3.7 million, or 10.7%, respectively, as compared to the same periods in the prior year, primarily due to increased other operating expenses as a result of the Acquisition.

Restructuring and Severance Expense

During both the three and six months ended June 30, 2017, we incurred $8.9 million in severance costs, of which $8.6 million related to staff reductions in connection with the Acquisition and $0.3 million related to our outsourcing of certain middle office activities.

Depreciation and Amortization Expense

Depreciation and amortization expense consists primarily of the straight-line depreciation of furniture, equipment and leasehold improvements, as well as the amortization of acquired investment advisory contracts, recorded as definite-lived intangible assets, both over their estimated useful lives. Depreciation and amortization expense increased by $3.5 million and $8.7 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year, primarily due to the increase in definite lived intangible assets as a result of the Acquisition.

Other Income (Expense), net

Other Income (Expense), net by category was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	2018 vs. 2017%		2018	2017	2018 vs. 2017%
($ in thousands)
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	$960	$1,287	$(327)	(25.4)%	$1,398	$1,584	$(186)	(11.7)%
Realized and unrealized gain (loss) of CIP, net	(1,779)	(1,424)	(355)	24.9%	480	3,020	(2,540)	(84.1)%
Other income (expense), net	455	47	408	868.1%	1,774	693	1,081	156.0%
Total Other Income (Expense), net	$(364)	$(90)	$(274)	304.4%	$3,652	$5,297	$(1,645)	(31.1)%

Realized and unrealized gain (loss) on investments, net

Realized and unrealized gain (loss) on investments, net decreased during the three and six months ended June 30, 2018 by $0.3 million, or 25.4%, and $0.2 million, or 11.7%, respectively, as compared to the same periods in the prior year. The unrealized and realized gains for the three and six months ended June 30, 2018 are primarily related to our marketable securities in domestic equity strategies. The unrealized and realized gains for the three and six months ended June 30, 2017 are primarily related to our marketable securities in international equity strategies.

Realized and unrealized gain (loss) of consolidated investment products, net

Realized and unrealized gain (loss) of our consolidated investment products, net, increased $0.4 million, or 24.9% and decreased $2.5 million, or 84.1%, during the three and six months ended June 30, 2018, respectively, as compared to the same periods in the prior year. These changes are primarily attributable to realized and unrealized losses on the investments of our CIPs of $8.0 million and $5.0 million for the three and six months ended June 30, 2018, respectively, partially offset by $7.6 million and $2.5 million in changes on the notes payable, respectively, as compared to the same periods in the prior year.

Other income (expense), net

Other income (expense), net increased during the three and six months ended June 30, 2018 by $0.4 million, or 868.1%, and $1.1 million, or 156.0%, respectively, as compared to the same periods in the prior year. The increases were due to higher earnings on equity method investments.

Interest Income (Expense), net

Interest income (expense), net by category were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	2018 vs. 2017%		2018	2017	2018 vs. 2017%
($ in thousands)
Interest Income (Expense)
Interest expense	$(4,469)	$(3,739)	$(730)	19.5%	$(8,327)	$(3,982)	$(4,345)	109.1%
Interest and dividend income	1,818	446	1,372	307.6%	2,539	634	1,905	300.5%
Interest and dividend income of investments of CIP	23,679	5,102	18,577	364.1%	45,082	10,758	34,324	319.1%
Interest expense of CIP	(15,278)	(2,995)	(12,283)	410.1%	(29,827)	(5,852)	(23,975)	409.7%
Total Interest Income (Expense), net	$5,750	$(1,186)	$6,936	(584.8)%	$9,467	$1,558	$7,909	507.6%

Interest Expense

Interest expense increased $0.7 million and $4.3 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year. The increases were due to the higher average level of debt outstanding compared to the same periods in the prior year as the Company's Term Loan was issued on June 1, 2017.

Interest and Dividend Income

Interest and dividend income increased $1.4 million, or 307.6%, and $1.9 million, or 300.5%, for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year. The increase was due to a higher concentration of our investments in CLOs as compared to the corresponding periods in the prior year.

Interest and Dividend Income of Investments of Consolidated Investment Products

Interest and dividend income of investments of consolidated investment products increased $18.6 million and $34.3 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year. The increase was due to a higher balance of our investments of consolidated investment products during the three and six months ended June 30, 2018 compared to the same periods in the prior year.

Interest Expense of Consolidated Investment Products

Interest expense of consolidated investment products represents interest expense on the notes payable of the consolidated investment products. Interest expense of consolidated investment products increased by $12.3 million, or 410.1%, and $24.0 million, or 409.7%, for the three and six months ended June 30, 2018, respectively, primarily due to higher average debt balances for our consolidated investment products as compared to the same periods in the prior year.

Income Tax Expense (Benefit)

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 25.4% and 31.4% for the six months ended June 30, 2018 and 2017, respectively. The decrease in the estimated effective tax rate was primarily due to the Tax Cuts and Jobs Act enacted on December 22, 2017 which included the reduction of the statutory federal corporate income tax rate to 21% from 35%. This decrease in tax rates was partially offset by a decrease in the tax benefit associated with valuation allowance changes related to our investments.

Liquidity and Capital Resources
Certain Financial Data
The following table summarizes certain financial data relating to our liquidity and capital resources:

	June 30, 2018	December 31, 2017	Change
			2018 vs. 2017%
($ in thousands)
Balance Sheet Data
Cash and cash equivalents	$138,827	$132,150	$6,677	5.1%
Investments	87,209	108,492	(21,283)	(19.6)%
Debt	245,147	248,320	(3,173)	(1.3)%
Total equity	640,366	605,224	35,142	5.8%

	Six Months Ended June 30,		Change
	2018	2017	2018 vs. 2017%
($ in thousands)
Cash Flow Data
Provided by (Used In):
Operating Activities	$(154,513)	$54,502	$(209,015)	(383.5)%
Investing Activities	15,323	(389,126)	404,449	(103.9)%
Financing Activities	85,436	430,846	(345,410)	(80.2)%

Overview

At June 30, 2018, we had $138.8 million of cash and cash equivalents and $61.4 million of investments in marketable securities compared to $132.2 million and $66.4 million, respectively, at December 31, 2017. At June 30, 2018, we had $258.1 million outstanding under our term loan maturing June 1, 2024 (the "Term Loan") and no outstanding borrowings under our $100.0 million revolving credit facility (the "Credit Facility").

On February 15, 2018, we amended our Credit Agreement which resulted in $105.0 million of additional term loan commitments to fund, in part, the proposed acquisition of a majority interest in SGA. In addition, the amended Credit Agreement removed the financial maintenance covenant on the Term Loan and replaced the existing financial maintenance covenant on the $100.0 million Credit Facility with a net leverage ratio covenant, defined as net debt divided by EBITDA, set at 2.5 to 1, that is in place when $30.0 million or more has been drawn down on the revolving credit facility. As of June 30, 2018, we had $119.2 million of net debt, which resulted in a net leverage ratio of 0.66:1.0. Effective July 1, 2018, we closed on our acquisition of a majority interest in SGA. The acquisition was funded with $105.0 million in additional term loan commitments and existing balance sheet resources.

Uses of Capital

Our main uses of capital related to operating activities include payments of annual incentive compensation, income tax payments, principal and interest payments on debt, and other operating expenses which primarily consist of investment research and technology costs, professional fees, distribution costs and occupancy costs. Annual incentive compensation, which is one of the largest annual operating cash expenditures, is paid in the first quarter of the year. In the first quarters of 2018 and 2017, we paid $74.1 million and $39.7 million, respectively, in incentive compensation earned during the years ended December 31, 2017 and 2016, respectively.

In addition to operating activities, other uses of cash could include (i) investments in our organic growth, including our distribution efforts and launches of new products; (ii) seeding or investing in new products, including seeding funds or sponsoring CLO issuances; (iii) principal and interest payments on debt outstanding through scheduled amortization, excess cash flow payment requirements and discretionary paydowns; (iv) dividend payments to preferred and common stockholders; (v) investments in our infrastructure; (vi) investments in inorganic growth opportunities as they arise, (vii) integration costs, including severance, related to potential acquisitions, if any, and (viii) potential share repurchases. Although we continuously monitor working capital to ensure adequate resources are available for near-term liquidity requirements, our liquidity could be impacted by contingencies, including any legal or regulatory matters.

Capital and Reserve Requirements

We operate two broker-dealer subsidiaries registered with the SEC which are subject to certain rules regarding minimum net capital. The broker-dealers are required to maintain a ratio of "aggregate indebtedness" to "net capital," as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us including additional reporting requirements, a lower required ratio of aggregate indebtedness to net capital or interruption of our business. At both June 30, 2018 and December 31, 2017, the ratio of aggregate indebtedness to net capital of our broker-dealers was below the maximum allowed, and net capital was significantly greater than the required minimum.

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

Operating Cash Flow

Net cash used in operating activities of $154.5 million for the six months ended June 30, 2018 increased by $209.0 million from net cash provided by operating activities of $54.5 million for the same period in the prior year primary due to an increase in net purchases of investments of our consolidated investment products.

Investing Cash Flow

Net cash used in investing activities consists primarily of capital expenditures and other investing activities related to our business operations. Net cash provided by investing activities of $15.3 million for the six months ended June 30, 2018 increased by $404.4 million from net cash used in investing activities of $389.1 million in the same period for the prior year. The primary investing activities for the six months ended June 30, 2018 was $17.6 million of net cash provided by the sale of investments in unconsolidated CLOs. The primary investing activities for the six months ended June 30, 2017 was $393.8 million of cash used for the Acquisition.

Financing Cash Flow

Cash flows provided by financing activities consist primarily of the issuance of common and preferred stock, return of capital through repurchases of common shares, dividends, withholding obligations for the net share settlement of employee share transactions and contributions to noncontrolling interests related to our consolidated investment products. Net cash provided by financing activities decreased $345.4 million to $85.4 million provided by financing activities for the six months ended June 30, 2018 as compared to net cash provided by financing activities of $430.8 million for the six months ended June 30, 2017. The primary reason for the decrease was due to cash raised of $220.5 million related to the issuance of preferred stock and common stock and net borrowings of $214.2 million in the prior year, partially offset by an increase of $115.9 of net proceeds from the issuance of notes payable by consolidated investment products in the current year period.

Credit Agreement

On February 15, 2018 (the "Effective Date") we entered into the Amendment to the Credit Agreement. The Amendment provided commitments for an additional $105.0 million of term loans ("Additional Term Loans") which were subject to, among other customary conditions, the substantially concurrent consummation of our agreement to acquire (i) 70% of the outstanding limited partnership interests of SGA and (ii) 100% of the outstanding membership interests of SGIA, LLC, the general partner of SGA. On July 2, 2018, the Company borrowed the $105.0 million of additional term loans and used the proceeds, in combination with balance sheet resources, to fund the Transaction.
The applicable margin on amounts outstanding under the Credit Agreement, commencing as of the Effective Date, is 2.50%, in the case of LIBOR-based loans, and 1.50% in the case of alternate base rate loans, in each case subject to a 25 basis point reduction based on our secured net leverage ratio (as defined in the Credit Agreement) as of the last day of the preceding fiscal quarter being not greater than 1.00 to 1.00, as reflected in certain financial reports required under the Credit Agreement. The Additional Term Loans were subject to a delayed draw fee accruing for the period (i) from the date which is 31 days after the Effective Date to the date which is 60 days after the Effective Date, at 1.25% per annum and (ii) thereafter, at 2.50% per annum until the funding of the Additional Term Loans on July 2, 2018.
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

At June 30, 2018, $258.1 million was outstanding under the Term Loan, and no amounts were outstanding under the Credit Facility. The Term Loan amortizes at the rate of 1.00% per annum payable in equal quarterly installments and will be mandatorily repaid with: (a) 50% of the Company’s excess cash flow, as defined in the Credit Agreement, on an annual basis, beginning with the fiscal year ended December 31, 2018, stepping down to 25% if the Company’s secured net leverage ratio declines below 1.0, and further stepping down to 0% if the Company’s secured net leverage ratio declines below 0.5; (b) the net proceeds of certain asset sales, casualty or condemnation events, subject to customary reinvestment rights; and (c) the proceeds of any indebtedness incurred other than indebtedness permitted to be incurred by the Credit Agreement.

Contractual Obligations

Our contractual obligations are summarized in our 2017 Annual Report on Form 10-K. As of June 30, 2018, there have been no material changes outside of the ordinary course of business in our contractual obligations since December 31, 2017.

Critical Accounting Policies and Estimates

Our financial statements and the accompanying notes are prepared in accordance with generally accepted accounting principles generally accepted in the United States of America, which require the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our 2017 Annual Report on Form 10-K. We have updated our revenue recognition policies in conjunction with our adoption of ASC 606 as further described in Note 3 to the accompanying condensed consolidated financial statements. Otherwise, there were no additional changes in our critical accounting policies in the three months ended June 30, 2018.

Recently Issued Accounting Pronouncements
For a discussion of accounting standards, see Note 2 within our condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is primarily exposed to market risk associated with unfavorable movements in interest rates and securities prices. During the three and six months ended June 30, 2018, there were no material changes to the information contained in Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q.

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

In re Virtus Investment Partners, Inc. Securities Litigation; formerly Tom Cummins v. Virtus Investment Partners Inc. et al

On February 20, 2015, a putative class action complaint alleging violations of certain provisions of the federal securities laws was filed by an individual shareholder against the Company and certain of the Company’s current officers (the "defendants") in the United States District Court for the Southern District of New York (the "Court"). On April 21, 2015, three plaintiffs, including the original plaintiff, filed motions to be appointed lead plaintiff and, on June 9, 2015, the Court appointed Arkansas Teachers Retirement System lead plaintiff. On August 21, 2015, the plaintiffs filed a Consolidated Class Action Complaint (the "Consolidated Complaint") amending the originally filed complaint, which was purportedly filed on behalf of all purchasers of the Company’s common stock between January 25, 2013 and May 11, 2015 (the "Class Period"). The Consolidated Complaint alleges that, during the Class Period, the defendants disseminated materially false and misleading statements and concealed material adverse facts relating to certain funds formerly subadvised by F-Squared Investments Inc. ("F-Squared"). The Consolidated Complaint alleges claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5. A motion to dismiss the Consolidated Complaint was filed on behalf of the Company and the other defendants on October 21, 2015. On July 1, 2016, the Court entered an opinion and order granting in part, and denying in part, the motion to dismiss, narrowing plaintiffs' claims under Sections 10(b) and 20(a) of the Exchange Act and dismissing one of the defendants from the suit. The remaining defendants' Answer to the Consolidated Complaint was filed on August 5, 2016. Plaintiffs' motion for class certification was granted on May 15, 2017. The Company believes that the suit is without merit, nonetheless, on February 6, 2018, it reached an agreement in principle with the plaintiffs, subject to Court approval, settling all claims in the litigation, in order to avoid the cost, distraction, disruption, and inherent litigation uncertainty. The parties executed a final settlement agreement on May 18, 2018. On June 28, 2018, the Court entered an order preliminarily approving the settlement and scheduling a hearing for final approval on October 24, 2018. Upon final approval by the Court, which the Company believes is likely, the resolution of this matter will not have a material impact on the Company’s results of operations, cash flows or its consolidated financial condition.

Item 1A.    Risk Factors

The reader should carefully consider, in connection with the other information in this report, the Company’s risk factors previously reported in our 2017 Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

As of June 30, 2018, 4,180,045 shares of our common stock have been authorized to be repurchased under a share repurchase program approved by our Board of Directors, and 823,134 shares remain available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

The following table sets forth information regarding our share repurchases in each month during the quarter ended June 30, 2018:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
April 1-30, 2018	—	$—	—	883,756
May 1-31, 2018	60,622	$123.69	60,622	823,134
June 1-30, 2018	—	$—	—	823,134
Total	60,622		60,622

(1) Average price paid per share is calculated on a settlement basis and excludes commissions.

(2) The share repurchases above were completed pursuant to a program announced in the fourth quarter of 2010 and most recently expanded in December 2017. This repurchase program is not subject to an expiration date.

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

101
The following information formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2018 and 2017, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2018 and 2017 and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 8, 2018

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)