Form 10-Q
period 2018-09-30
VIRTUS INVESTMENT PARTNERS, INC.
filed 2018-11-08
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of the registrant’s common stock was 7,146,602 as of October 26, 2018.

VIRTUS INVESTMENT PARTNERS, INC.

"We," "us," "our," "the Company," and "Virtus" as used in this Quarterly Report on Form 10-Q, refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
Virtus Investment Partners, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2018	December 31, 2017
($ in thousands, except share data)
Assets:
Cash and cash equivalents	$168,982	$132,150
Investments	85,131	108,492
Accounts receivable, net	79,823	65,648
Assets of consolidated investment products ("CIP")
Cash and cash equivalents of CIP	50,427	101,315
Cash pledged or on deposit of CIP	767	817
Investments of CIP	1,791,379	1,597,752
Other assets of CIP	16,888	33,486
Furniture, equipment and leasehold improvements, net	11,998	10,833
Intangible assets, net	346,353	301,954
Goodwill	290,366	170,153
Deferred taxes, net	22,332	32,428
Other assets	19,836	35,771
Total assets	$2,884,282	$2,590,799
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$70,750	$86,658
Accounts payable and accrued liabilities	32,802	29,607
Dividends payable	7,552	6,528
Debt	338,874	248,320
Other liabilities	22,032	39,895
Liabilities of CIP
Notes payable of CIP	1,608,735	1,457,435
Securities purchased payable and other liabilities of CIP	84,064	112,954
Total liabilities	2,164,809	1,981,397
Commitments and Contingencies (Note 14)
Redeemable noncontrolling interests	60,248	4,178
Equity:
Equity attributable to stockholders:
Series D mandatory convertible preferred stock, $0.01 par value, 1,150,000 shares authorized, issued and outstanding at September 30, 2018 and December 31, 2017	110,843	110,843
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 10,541,697 shares issued and 7,146,602 shares outstanding at September 30, 2018 and 10,455,934 shares issued and 7,159,645 shares outstanding at December 31, 2017	105	105
Additional paid-in capital	1,210,645	1,216,173
Retained earnings (accumulated deficit)	(313,026)	(386,216)
Accumulated other comprehensive income (loss)	(600)	(600)
Treasury stock, at cost, 3,395,095 and 3,296,289 shares at September 30, 2018 and December 31, 2017, respectively	(364,249)	(351,748)
Total equity attributable to stockholders	643,718	588,557
Noncontrolling interests of CIP	15,507	16,667
Total equity	659,225	605,224
Total liabilities and equity	$2,884,282	$2,590,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
($ in thousands, except per share data)
Revenues
Investment management fees	$121,713	$97,295	$325,357	$230,628
Distribution and service fees	13,730	11,482	39,886	32,704
Administration and shareholder service fees	16,567	14,699	48,272	33,156
Other income and fees	200	199	655	1,095
Total revenues	152,210	123,675	414,170	297,583
Operating Expenses
Employment expenses	63,269	54,159	178,833	136,792
Distribution and other asset-based expenses	25,386	20,552	71,398	51,639
Other operating expenses	20,350	17,733	56,340	51,195
Operating expenses of consolidated investment products ("CIP")	529	6,757	2,823	7,872
Restructuring and severance	—	1,584	—	10,478
Depreciation and other amortization	1,189	1,038	3,304	2,478
Amortization expense	7,541	5,063	17,601	7,109
Total operating expenses	118,264	106,886	330,299	267,563
Operating Income (Loss)	33,946	16,789	83,871	30,020
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	(374)	1,367	1,024	2,951
Realized and unrealized gain (loss) of CIP, net	(4,735)	13,465	(4,255)	16,485
Other income (expense), net	549	436	2,323	1,129
Total other income (expense), net	(4,560)	15,268	(908)	20,565
Interest Income (Expense)
Interest expense	(5,155)	(4,116)	(13,482)	(8,098)
Interest and dividend income	716	679	3,255	1,313
Interest and dividend income of investments of CIP	26,596	17,778	71,678	28,536
Interest expense of CIP	(16,959)	(16,249)	(46,786)	(22,101)
Total interest income (expense), net	5,198	(1,908)	14,665	(350)
Income (Loss) Before Income Taxes	34,584	30,149	97,628	50,235
Income tax expense (benefit)	6,653	9,626	22,641	15,939
Net Income (Loss)	27,931	20,523	74,987	34,296
Noncontrolling interests	(933)	(1,731)	(1,619)	(2,782)
Net Income (Loss) Attributable to Stockholders	26,998	18,792	73,368	31,514
Preferred stockholder dividends	(2,085)	(2,084)	(6,253)	(6,252)
Net Income (Loss) Attributable to Common Stockholders	$24,913	$16,708	$67,115	$25,262
Earnings (Loss) per Share—Basic	$3.47	$2.32	$9.33	$3.64
Earnings (Loss) per Share—Diluted	$3.19	$2.21	$8.67	$3.52
Cash Dividends Declared per Preferred Share	$1.81	$1.81	$5.44	$5.44
Cash Dividends Declared per Common Share	$0.55	$0.45	$1.45	$1.35
Weighted Average Shares Outstanding—Basic (in thousands)	7,175	7,212	7,195	6,942
Weighted Average Shares Outstanding—Diluted (in thousands)	8,456	8,492	8,463	7,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
($ in thousands)
Net Income (Loss)	$27,931	$20,523	$74,987	$34,296
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $2 and $4 for the three and nine months ended September 30, 2018, respectively	(2)	10	(10)	12
Unrealized gain (loss) on available-for-sale securities, net of tax of ($9) and ($32) for the three months ended September 30, 2018 and 2017, respectively, and $68 and ($115) for the nine months ended September 30, 2018 and 2017, respectively	24	38	(168)	172
Other comprehensive income (loss)	22	48	(178)	184
Comprehensive income (loss)	27,953	20,571	74,809	34,480
Comprehensive (income) loss attributable to noncontrolling interests	(933)	(1,731)	(1,619)	(2,782)
Comprehensive Income (Loss) Attributable to Stockholders	$27,020	$18,840	$73,190	$31,698
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
($ in thousands)
Cash Flows from Operating Activities:
Net income (loss)	$74,987	$34,296
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense, intangible asset and other amortization	23,147	11,621
Stock-based compensation	16,914	14,970
Amortization of deferred commissions	2,734	1,666
Payments of deferred commissions	(3,839)	(2,104)
Equity in earnings of equity method investments	(2,358)	(1,150)
Realized and unrealized (gains) losses on trading securities, net	(752)	(3,117)
Distributions received from equity method investments	4,032	911
Sales (purchases) of trading securities, net	5,571	3,859
Deferred taxes, net	9,710	6,056
Loss on disposal of fixed assets	25	345
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	10,343	(9,466)
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	(39,560)	(2,147)
Operating activities of consolidated investment products ("CIP"):
Realized and unrealized (gains) losses on investments of CIP, net	2,108	(16,875)
Purchases of investments by CIP	(857,999)	(527,214)
Sales of investments by CIP	655,335	377,238
Net purchases of short term investments by CIP	111	565
Change in other assets of CIP	(609)	417
Change in liabilities of CIP	(1,589)	1,042
Amortization of discount on notes payable of CIP	—	5,042
Net cash provided by (used in) operating activities	(101,689)	(104,045)
Cash Flows from Investing Activities:
Capital expenditures	(2,516)	(1,243)
Change in cash and cash equivalents of CIP due to consolidation, net	—	5,466
Acquisition of businesses (cash paid of $129.5 million, less cash acquired of $2.5 million in 2018 and cash paid of $471.4 million, less cash acquired of $77.6 million in 2017)	(126,995)	(393,446)
Sale of available-for-sale securities	37,785	—
Purchases of available-for-sale securities	(20,188)	(194)
Net cash provided by (used in) investing activities	(111,914)	(389,417)
Cash Flows from Financing Activities:
Issuance of debt	105,000	260,000
Repayments on debt	(12,863)	(30,970)
Payment of deferred financing costs	(3,810)	(15,549)
Proceeds from issuance of mandatory convertible preferred stock, net of issuance costs	—	111,004
Proceeds from issuance of common stock, net of issuance costs	—	109,487
Common stock dividends paid	(10,093)	(9,352)
Preferred stock dividends paid	(6,253)	(4,169)
Repurchases of common shares	(12,501)	(7,502)
Stock options exercised	719	106
Taxes paid related to net share settlement of restricted stock units	(6,517)	(3,436)
Contributions (redemptions) of noncontrolling interests, net	(2,159)	18,448
Financing activities of CIP:
Payments on borrowings by CIP	(669,500)	(105,000)
Borrowings (payments) on borrowings by CIP	817,474	—
Proceeds from issuance of notes payable by CIP	—	474,009
Repayment of notes payable by CIP	—	(500)
Net cash provided by (used in) financing activities	199,497	796,576
Net increase (decrease) in cash, cash equivalents and restricted cash	(14,106)	303,114
Cash, cash equivalents and restricted cash, beginning of period	234,282	83,671
Cash, Cash Equivalent and Restricted Cash, End of Period	$220,176	$386,785
Non-Cash Investing Activities:
Change in accrual for capital expenditures	$1,906	$96
Non-Cash Financing Activities:
Increase (decrease) to noncontrolling interest due to consolidation (deconsolidation) of CIP, net	$—	$11,286
Stock issued for acquisition of business	$—	$21,738
Contingent consideration for acquisition of business	$—	$51,690
Common stock dividends payable	$3,930	$4,234
Preferred stock dividends payable	$2,085	$2,084
Accrued stock issuance costs	$—	$332

	September 30, 2018	December 31, 2017
($ in thousands)
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$168,982	$132,150
Cash of consolidated investment products	50,427	101,315
Cash pledged or on deposit of consolidated investment products	767	817
Cash, cash equivalents and restricted cash at end of period	$220,176	$234,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Permanent Equity												Temporary Equity
	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Stockholders	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
($ in thousands, except per share data)	Shares	Par Value	Shares	Amount				Shares	Amount
Balances at December 31, 2016	5,889,013	$91	—	$—	$1,090,331	$(424,279)	$(224)	3,230,045	$(344,246)	$321,673	$—	$321,673	$37,266
Adjustment for adoption of ASU 2016-09	—	—	—	—	—	1,051	—	—	—	1,051	—	1,051	—
Net income (loss)	—	—	—	—	—	31,514	—	—	—	31,514	1,073	32,587	1,709
Net unrealized gain (loss) on securities available-for-sale	—	—	—	—	—	—	172	—	—	172	—	172	—
Foreign currency translation adjustments	—	—	—	—	—	—	12	—	—	12	—	12	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	—	—	15,414	15,414	28,252
Issuance of mandatory convertible preferred stock, net of offering costs	—	—	1,150,000	110,843	—	—	—	—	—	110,843	—	110,843	—
Cash dividends declared ($5.44 per preferred share)	—	—	—	—	(6,253)	—	—	—	—	(6,253)	—	(6,253)	—
Issuance of common stock for acquisition of business	213,669	2	—	—	21,738	—	—	—	—	21,740	—	21,740	—
Issuance of common stock, net of offering costs	1,046,500	11	—	—	109,317	—	—	—	—	109,328	—	109,328	—
Cash dividends declared ($1.35 per common share)	—	—	—	—	(10,103)	—	—	—	—	(10,103)	—	(10,103)	—
Repurchases of common shares	(66,244)	—	—	—	—	—	—	66,244	(7,502)	(7,502)	—	(7,502)	—
Issuance of common shares related to employee stock transactions	75,077	1	—	—	835	—	—	—	—	836	—	836	—
Taxes paid on stock-based compensation	—	—	—	—	(3,441)	—	—	—	—	(3,441)	—	(3,441)	—
Stock-based compensation	—	—	—	—	14,317	—	—	—	—	14,317	—	14,317	—
Balances at September 30, 2017	7,158,015	$105	1,150,000	$110,843	$1,216,741	$(391,714)	$(40)	3,296,289	$(351,748)	$584,187	$16,487	$600,674	$67,227
Balances at December 31, 2017	7,159,645	$105	1,150,000	$110,843	$1,216,173	$(386,216)	$(600)	3,296,289	$(351,748)	$588,557	$16,667	$605,224	$4,178
Adjustment for adoption of ASU 2016-01	—	—	—	—	—	(178)	178	—	—	—	—	—	—
Acquisition of businesses	—	—	—	—	—	—	—	—	—	—	—	—	55,500
Net income (loss)	—	—	—	—	—	73,368	—	—	—	73,368	876	74,244	743
Net unrealized gain (loss) on securities available-for-sale	—	—	—	—	—	—	(168)	—	—	(168)	—	(168)	—
Foreign currency translation adjustments	—	—	—	—	—	—	(10)	—	—	(10)	—	(10)	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	—	—	(2,036)	(2,036)	(173)
Cash dividends declared ($5.44 per preferred share)	—	—	—	—	(6,253)	—	—	—	—	(6,253)	—	(6,253)	—
Cash dividends declared ($1.45 per common share)	—	—	—	—	(11,099)	—	—	—	—	(11,099)	—	(11,099)	—
Repurchases of common shares	(98,806)	—	—	—		—	—	98,806	(12,501)	(12,501)	—	(12,501)	—
Issuance of common shares related to employee stock transactions	85,763	—	—	—	1,444	—	—	—	—	1,444	—	1,444	—
Taxes paid on stock-based compensation	—	—	—	—	(6,517)	—	—	—	—	(6,517)		(6,517)	—
Stock-based compensation	—	—	—	—	16,897	—	—	—	—	16,897	—	16,897	—
Balances at September 30, 2018	7,146,602	$105	1,150,000	$110,843	$1,210,645	$(313,026)	$(600)	3,395,095	$(364,249)	$643,718	$15,507	$659,225	$60,248
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

On July 1, 2018, the Company completed the acquisition of a majority interest in Sustainable Growth Advisers, LP ("SGA"), an investment manager specializing in U.S. and global growth equity portfolios. See Note 4 for further discussion of the SGA acquisition.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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

ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). On January 1, 2018, the Company adopted amendments to ASC 230 on a retrospective basis pursuant to ASU 2016-18. This standard requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning and ending cash on the statement of cash flows. Restricted cash includes cash pledged or on deposit with brokers of consolidated investment products. Cash, cash equivalents and restricted cash reported on the condensed consolidated statements of cash flows now includes $0.8 million, $0.7 million and $1.0 million of cash pledged or on deposit of consolidated investment products as of December 31, 2017, September 30, 2017, and December 31, 2016, respectively, as well as previously reported cash and cash equivalents. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

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

ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Accounting for Goodwill Impairment ("ASU 2017-04"). On January 1, 2018, the Company adopted amendments to ASC 350 - Intangibles - Goodwill and Other pursuant to ASU 2017-04, and will apply the standard prospectively for all future annual and interim goodwill impairment tests. Under ASU 2017-04, a goodwill impairment is defined to be the amount by which a reporting unit’s carrying value exceeds its fair value. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

ASU 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("ASU 2018-05"). In March 2018, the Company adopted the amendments to ASC 740 - Income Taxes pursuant to ASU 2018-05. The standard adds various Securities and Exchange Commission ("SEC") paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment on a timely basis. SAB 118 allows disclosure stating that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate of the income tax effects. We have accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118, on a provisional basis. Our accounting for certain income tax effects is incomplete, but we have determined reasonable estimates for those effects and have recorded provisional amounts in our condensed consolidated financial statements as of September 30, 2018 and December 31, 2017.

New Accounting Standards Not Yet Implemented

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40) ("ASU 2018-15"). This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, including an internal use software license. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on the Company's condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) ("ASU 2018-13"). This standard modifies the disclosure requirements on fair value measurements and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the potential impact of the guidance but does not expect the adoption of this standard to have a material impact on the Company's condensed consolidated financial statements.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements ("ASU 2018-09"). This standard does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB ASC areas based on comments and suggestions made by various stakeholders.  Certain updates are applicable immediately while other updates provide for a transition period for adoption over the next fiscal year beginning after December 15, 2018.  The Company does not expect the adoption of this standard to have a material impact on the Company's condensed consolidated financial statements.

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

Revenue Disaggregated by Source
The following table summarizes revenue by source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 (1)	2018	2017 (1)
($ in thousands)
Investment management fees
Open-end funds	$62,466	$51,190	$174,032	$120,902
Closed-end funds	10,614	11,243	31,161	33,495
Retail separate accounts	19,532	14,686	53,152	38,879
Institutional accounts	24,614	16,208	56,210	30,140
Structured products	3,602	2,822	7,996	4,483
Other products	885	1,146	2,806	2,729
Total investment management fees	121,713	97,295	325,357	230,628
Distribution and service fees	13,730	11,482	39,886	32,704
Administration and shareholder service fees	16,567	14,699	48,272	33,156
Other income and fees	200	199	655	1,095
Total revenues	$152,210	$123,675	$414,170	$297,583

(1)	Prior period amounts have not been adjusted and are reported in accordance with historical accounting under ASC 605, Revenue Recognition.

Investment Management Fees

The Company provides investment management services pursuant to investment management agreements through its affiliated investment advisers (each an "Adviser"). Investment management services represent a series of distinct daily service periods which are performed over time. Fees earned on funds are based on each fund’s average daily or weekly net assets which are generally received and calculated on a monthly basis. The Company records its management fees net of investment management fees paid to unaffiliated subadvisers, as the Company considers itself an agent of the fund as it relates to the day-to-day investment management services performed by unaffiliated subadvisers, with the Company's performance obligation being to arrange for the provision of that service and not control the specified service before that service is performed. Amounts paid to unaffiliated subadvisers for the three and nine months ended September 30, 2018 were $11.4 million and $36.6 million, respectively.

Retail separate account fees are generally based on the end of the preceding or current quarter's asset values or on an average of month-end balances. Institutional account fees are generally based on an average of month-end balances or current quarter’s asset values. Fees for structured finance products, for which the Company acts as the collateral manager, consist of senior, subordinated and, in certain instances, incentive management fees. Senior and subordinated management fees are calculated at a contractual fee rate applied against the end of the preceding quarter par value of the total collateral being managed with subordinated fees being recognized only after certain portfolio criteria are met. Incentive fees on certain of the Company's CLOs are typically 20% of the excess cash flows available to holders of the subordinated notes, above a threshold level internal rate of return.

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

The impact of adoption of ASC 606 on the Company's condensed consolidated statement of operations was as follows:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
($ in thousands)	As Reported	Balance Under Prior ASC 605	Effect of Change Higher/(Lower)	As Reported	Balance Under Prior ASC 605	Effect of Change Higher/(Lower)
Revenues
Distribution and service fees	$13,730	$11,625	$2,105	$39,886	$34,451	$5,435

Operating Expenses
Distribution and other asset-based expenses	$25,386	$23,281	$2,105	$71,398	$65,963	$5,435

4. Business Combinations

Sustainable Growth Advisers, LP
On July 1, 2018, the Company completed the acquisition of 70% of the outstanding limited partnership interests of SGA and 100% of the membership interests in its general partner, SGIA, LLC ("SGA Acquisition"). SGA is an investment manager specializing in U.S. and global growth equity portfolios. The SGA Acquisition expands Virtus' offerings of investment strategies from its affiliated managers and diversifies its client base, particularly among institutional investors and international clients. The total purchase price of the SGA Acquisition was $129.5 million, comprising (1) an initial payment of $110.5 million paid at closing, and (2) $19.0 million paid in August 2018 upon the successful completion of final closing conditions and client approvals. The Company accounted for the acquisition in accordance with ASC 805. The purchase price was allocated to the assets acquired, liabilities assumed and non-controlling interests based upon their estimated fair values at the date of the SGA Acquisition. Goodwill of $120.2 million and other intangible assets of $62.0 million were recorded as a result of the SGA Acquisition. The Company expects $127.5 million of this amount to be tax deductible over 15 years. The Company has not completed its final assessment of the fair values of purchased receivables or acquired contracts. The final fair value of the net assets acquired may result in adjustments to certain assets and liabilities, including goodwill.

The following table summarizes the identified acquired assets, liabilities assumed and redeemable noncontrolling interests as of the acquisition date:

July 1, 2018
($ in thousands)
Assets:
Cash and cash equivalents	$2,505
Investments	262
Accounts receivable	6,649
Furniture, equipment and leasehold improvements	70
Intangible assets	62,000
Goodwill	120,213
Other assets	659
Total Assets	192,358
Liabilities
Accrued compensation and benefits	824
Accounts payable and accrued liabilities	6,534
Total liabilities	7,358
Redeemable noncontrolling interests	55,500
Total Net Assets Acquired	$129,500

Identifiable Intangible Assets Acquired

In connection with the allocation of the purchase price, the Company identified the following intangible assets:

	July 1, 2018
	Approximate Fair Value	Weighted Average of Useful Life
($ in thousands)
Definite-lived intangible assets:
Institutional and retail separate account investment contracts	$49,000	6.0 years
Trade Name	7,000	10.0 years
Non-Competition Agreements	6,000	5.0 years
Total definite-lived intangible assets	$62,000

The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and assume that the SGA Acquisition occurred on January 1, 2017. The unaudited pro forma information also reflects adjustment for transaction and integration expenses as if the SGA Acquisition had been consummated on January 1, 2017. This unaudited information should not be relied upon as being indicative of historical results that would have been obtained if the SGA Acquisition had occurred on that date, nor of the results that may be obtained in the future.

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2018	September 30, 2017	September 30, 2018
($ in thousands, except per share amounts)
Total Revenues	$131,307	$152,210	$317,879	$431,400
Net Income (Loss) Attributable to Common Stockholders	$16,493	$26,201	$22,897	$69,284
Basic EPS	$2.29	$3.65	$3.30	$9.63
Diluted EPS	$2.19	$3.35	$3.19	$8.93

RidgeWorth Investments

On June 1, 2017, the Company acquired RidgeWorth Investments (the "RW Acquisition"), a multi-boutique asset manager with approximately $40.1 billion in assets under management, including $35.7 billion in long term assets under management and $4.4 billion in liquidity strategies.

The total purchase price of the RW Acquisition was $547.1 million, comprising $485.2 million for the business and $61.9 million for certain balance sheet investments. The Company accounted for the RW Acquisition in accordance with ASC 805. The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the RW Acquisition. No incremental measurement period adjustments were recorded in the nine months ended September 30, 2018; the measurement period was complete on June 1, 2018.

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

The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and assume that the RW Acquisition occurred on January 1, 2016. The unaudited pro forma information also reflects adjustment for transaction and integration expenses as if the RW Acquisition had been consummated on January 1, 2016. This unaudited information should not be relied upon as being indicative of historical results that would have been obtained if the RW Acquisition had occurred on that date, nor of the results that may be obtained in the future.

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
($ in thousands, except per share amounts)
Total Revenues	$118,010	$361,070
Net Income (Loss) Attributable to Common Stockholders	$13,696	$29,975
Basic EPS	$1.74	$3.42
Diluted EPS	$1.70	$3.31

Identifiable Intangible Assets Acquired

In connection with the allocation of the purchase price, the Company identified the following intangible assets:

	June 1, 2017
	Approximate Fair Value	Weighted Average of Useful Life
($ in thousands)
Definite-lived intangible assets:
Mutual fund investment contracts	$189,200	16.0 years
Institutional and retail separate account investment contracts	77,000	10.4 years
Trademarks/Trade names	800	10.0 years
Total definite-lived intangible assets	267,000
Indefinite-lived intangible assets:
Trade names	8,700	N/A
Total identifiable intangible assets	$275,700

5. Intangible Assets, Net

Intangible assets, net are summarized as follows:

	September 30, 2018	December 31, 2017
($ in thousands)
Definite-lived intangible assets:
Investment contracts and other	$487,747	$425,747
Accumulated amortization	(184,910)	(167,309)
Definite-lived intangible assets, net	302,837	258,438
Indefinite-lived intangible assets	43,516	43,516
Total intangible assets, net	$346,353	$301,954

Activity in intangible assets, net is as follows:

	Nine Months Ended September 30,
	2018	2017
($ in thousands)
Intangible assets, net
Balance, beginning of period	$301,954	$38,427
Additions (1)	62,000	275,700
Amortization	(17,601)	(7,110)
Balance, end of period	$346,353	$307,017

(1) See Note 4 for details on the acquired intangible assets related to recent business combinations.

Estimated amortization expense of intangible assets for the remainder of fiscal year 2018 and succeeding fiscal years is as follows:

($ in thousands)
Fiscal Year	Amount
2018	$7,541
2019	30,110
2020	29,945
2021	29,934
2022	29,809
2023 and thereafter	175,498
$302,837

6. Investments
At September 30, 2018 and December 31, 2017, the Company's investments were as follows:

	September 30, 2018	December 31, 2017
($ in thousands)
Marketable securities	$62,330	$66,424
Equity method investments	9,943	11,098
Nonqualified retirement plan assets	7,409	6,706
Investments in collateralized loan obligations	5,043	23,339
Other investments	406	925
Total investments	$85,131	$108,492

Marketable Securities
Marketable securities consist primarily of investments in the Company's sponsored mutual funds, excluding the investments in consolidated investment products discussed in Note 16. The composition of the Company’s marketable securities is summarized as follows:
September 30, 2018

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Marketable securities:
Sponsored funds	$39,568	$(983)	$1,366	$39,951
Equity securities	15,903	(9)	2,747	18,641
Sponsored closed-end funds	3,787	(417)	368	3,738
Total marketable securities	$59,258	$(1,409)	$4,481	$62,330

December 31, 2017

	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Marketable securities:
Sponsored funds	$47,084	$(1,294)	$1,059	$46,849
Equity securities	13,141	(2)	2,671	15,810
Sponsored closed-end funds	3,761	(302)	306	3,765
Total marketable securities	$63,986	$(1,598)	$4,036	$66,424

For the three and nine months ended September 30, 2018, the Company recognized net realized gains of $0.6 million and $1.9 million, respectively, on marketable securities. For the three and nine months ended September 30, 2017, the Company recognized a net realized gain of $0.3 million and a net realized loss of $1.6 million, respectively, on marketable securities.

7. Fair Value Measurements
The Company’s assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of consolidated investment products, which are separately discussed in Note 16, as of September 30, 2018 and December 31, 2017 by fair value hierarchy level were as follows:
September 30, 2018

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$138,301	$—	$—	$138,301
Marketable securities:
Sponsored funds	39,951	—	—	39,951
Equity securities	18,641	—	—	18,641
Sponsored closed-end funds	3,738	—	—	3,738
Other investments:
Investments in collateralized loan obligations	—	—	5,043	5,043
Nonqualified retirement plan assets	7,409	—	—	7,409
Total assets measured at fair value	$208,040	$—	$5,043	$213,083

December 31, 2017

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$72,993	$—	$—	$72,993
Marketable securities:
Sponsored funds	46,849	—	—	46,849
Equity securities	15,810	—	—	15,810
Sponsored closed-end funds	3,765	—	—	3,765
Other investments
Investment in collateralized loan obligations	—	18,900	4,439	23,339
Nonqualified retirement plan assets	6,706	—	—	6,706
Total assets measured at fair value	$146,123	$18,900	$4,439	$169,462
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

Transfers into and out of levels are reflected when: (1) significant inputs used for the fair value measurement, including market inputs or performance attributes, become observable or unobservable; or (2) if the book value no longer represents fair value. There were no transfers between levels during the three and nine months ended September 30, 2018 and 2017.
The following table is a reconciliation of assets for Level 3 investments for which significant unobservable inputs were used to determine fair value.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Level 3 Investments (a)
Balance at beginning of period	$5,744	$2,909	$4,439	$—
Acquired in period	—	—	1,326	2,916
Change in unrealized gain (loss), net	(701)	(168)	(722)	(175)
Balance at end of period	$5,043	$2,741	$5,043	$2,741

(a)	The investments that are categorized as Level 3 were valued utilizing third-party pricing information without adjustment.

8. Equity Transactions

On August 14, 2018, the Company declared a quarterly cash dividend of $0.55 per common share to be paid on November 15, 2018 to shareholders of record at the close of business on October 31, 2018. The Company also declared a quarterly cash dividend of $1.8125 per share on the Company's 7.25% mandatory convertible preferred stock ("MCPS") to be paid on November 1, 2018 to shareholders of record at the close of business on October 16, 2018.

As of September 30, 2018, there were 784,950 shares available to be repurchased from a total of 4,180,045 shares of Company common stock that had been approved by the Company's Board of Directors. The Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. During the nine months ended September 30, 2018, the Company repurchased 98,806 common shares at a weighted average price of $126.49 per share for a total cost, including fees and expenses, of $12.5 million.

9. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2018 and 2017 were as follows:

	Unrealized Net Gains and (Losses) on Securities Available-for-Sale	Foreign Currency Translation Adjustments
($ in thousands)
Balance at December 31, 2017	$(612)	$12
Unrealized net gain (loss) on securities available-for-sale, net of tax of $68	(168)	—
Foreign currency translation adjustments, net of tax of $4	—	(10)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of ($61) (1)	178	—
Net current-period other comprehensive income (loss)	10	(10)
Balance at September 30, 2018	$(602)	$2

(1)     On January 1, 2018, the Company adopted amendments to ASC 825 pursuant to ASU 2016-01. This standard requires all equity investments (other than those accounted for under the equity method) to be measured at fair value with changes in the fair value recognized through net income.

	Unrealized Net Gains and (Losses) on Securities Available-for-Sale	Foreign Currency Translation Adjustments
($ in thousands)
Balance at December 31, 2016	$(224)	$—
Unrealized net gain (loss) on securities available-for-sale, net of tax of $(115)	172	—
Foreign currency translation adjustments	—	12
Net current-period other comprehensive income (loss)	172	12
Balance at September 30, 2017	$(52)	$12

10. Stock-Based Compensation

The Company's Amended and Restated Omnibus Incentive and Equity Plan (the "Plan") provides for the grant of equity-based awards, including restricted stock units ("RSUs"), stock options and unrestricted shares of common stock. As of September 30, 2018, a maximum of 2,400,000 shares of common stock were authorized for issuance under the Plan, and

301,641 shares remained available for issuance. Shares that are issued upon exercise of stock options and vesting of RSUs are newly issued shares from the Plan and are not issued from treasury stock. The Company recognized total stock compensation expense of $16.9 million and $15.0 million for the nine months ended September 30, 2018 and 2017, respectively.

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

RSU activity for the nine months ended September 30, 2018 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	483,021	$104.16
Granted	193,316	$132.10
Forfeited	(19,184)	$135.56
Settled	(106,887)	$113.99
Outstanding at September 30, 2018	550,266	$111.62
For the nine months ended September 30, 2018 and 2017, a total of 40,384 and 32,186 RSUs, respectively, were withheld by the Company as a result of net share settlements to settle minimum employee tax withholding obligations. The Company paid $6.5 million and $3.4 million for the nine months ended September 30, 2018 and 2017, respectively, in minimum employee tax withholding obligations related to RSUs withheld. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have been otherwise issued as a result of the vesting.
During the nine months ended September 30, 2018, the Company granted 68,803 performance based stock awards ("PSUs") which contain performance-based metrics in addition to a service condition. Compensation expense for PSUs is generally recognized over a three-year service period based upon the value determined using a combination of (1) the intrinsic value method, for awards that contain a performance metric that represents a "performance condition" in accordance with ASC 718, and (2) the Monte Carlo simulation valuation model for awards that contain a "market condition" performance metric under ASC 718. Compensation expense for the awards that contain a market condition is fixed at the date of grant and will not be adjusted in future periods based upon the achievement of the market condition. Compensation expense for the awards with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon the final outcome. For the nine months ended September 30, 2018, total stock-based compensation expense for PSUs was $5.9 million.
As of September 30, 2018, unamortized stock-based compensation expense for unvested RSUs and PSUs was $36.3 million, with a weighted-average remaining amortization period of 1.7 years.

Stock Options

Stock options generally cliff vest after three years and have a contractual life of 10 years. Stock options are granted with an exercise price equal to the fair market value of the shares at the date of grant.

Stock option activity for the nine months ended September 30, 2018 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	109,808	$16.44
Exercised	(23,675)	$30.38
Outstanding at September 30, 2018	86,133	$12.61

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

The computation of basic and diluted EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
($ in thousands, except per share amounts)
Net Income (Loss)	$27,931	$20,523	$74,987	$34,296
Noncontrolling interests	(933)	(1,731)	(1,619)	(2,782)
Net Income (Loss) Attributable to Stockholders	26,998	18,792	73,368	31,514
Preferred stock dividends	(2,085)	(2,084)	(6,253)	(6,252)
Net Income (Loss) Attributable to Common Stockholders	$24,913	$16,708	$67,115	$25,262
Shares (in thousands):
Basic: Weighted-average number of common shares outstanding	7,175	7,212	7,195	6,942
Plus: Incremental shares from assumed conversion of dilutive instruments	1,281	1,280	1,268	226
Diluted: Weighted-average number of common shares outstanding	8,456	8,492	8,463	7,168
Earnings (Loss) per Share—Basic	$3.47	$2.32	$9.33	$3.64
Earnings (Loss) per Share—Diluted	$3.19	$2.21	$8.67	$3.52

The following table details the securities that have been excluded from the above computation of weighted-average number of shares for diluted EPS, because the effect would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(in thousands)
Restricted stock units and stock options	22	4	16	4
Preferred stock	—	—	—	878
Total anti-dilutive securities	22	4	16	882

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

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 23.2% and 31.7% for the nine months ended September 30, 2018 and 2017, respectively. The decrease in the estimated effective tax rate was primarily due to the Tax Cuts and Jobs Act enacted on December 22, 2017, which included a reduction of the statutory federal corporate income tax rate to 21% from 35%. This decrease in tax rates was partially offset by a decrease in the tax benefit associated with valuation allowance changes related to the Company's investments.

13. Debt

Credit Agreement

On February 15, 2018 (the "Effective Date"), the Company entered into Amendment No. 1 (the "Amendment") to its Credit Agreement, dated as of June 1, 2017, with Morgan Stanley Senior Funding, Inc., as administrative agent and the lenders from time to time party thereto (the Credit Agreement as amended by the Amendment is hereinafter referred to as the "Credit Agreement"). The Amendment provided commitments for an additional $105.0 million of term loans ("Additional Term Loans") which were subject to, among other customary conditions, the substantially concurrent consummation of the SGA Acquisition. On July 2, 2018, the Company borrowed the $105.0 million of additional term loans and used the proceeds, in combination with balance sheet resources, to fund the Transaction.

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

The Credit Agreement includes a financial maintenance covenant that the Company will not permit the Total Net Leverage Ratio to exceed 2.50:1.00 as of the last day of any fiscal quarter, provided that this covenant will apply only if on such day the aggregate principal amount of outstanding revolving loans and letters of credit exceeds 30% of the aggregate revolving commitments as of such day.

At September 30, 2018, $351.5 million was outstanding under the Company's term loan maturing June 1, 2024 (the "Term Loan") and no amounts were outstanding under the Company's $100.0 million revolving credit facility.

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

In re Virtus Investment Partners, Inc. Securities Litigation; formerly Tom Cummins v. Virtus Investment Partners Inc.
et al

On February 20, 2015, a putative class action complaint alleging violations of certain provisions of the federal securities laws was filed by an individual shareholder against the Company and certain of the Company’s current officers (the "defendants") in the United States District Court for the Southern District of New York (the "Court"). On April 21, 2015, three plaintiffs, including the original plaintiff, filed motions to be appointed lead plaintiff and, on June 9, 2015, the Court appointed Arkansas Teachers Retirement System lead plaintiff. On August 21, 2015, the plaintiffs filed a Consolidated Class Action Complaint (the "Consolidated Complaint") amending the originally filed complaint, which was purportedly filed on behalf of all purchasers of the Company’s common stock between January 25, 2013 and May 11, 2015 (the "Class Period"). The Consolidated Complaint alleges that, during the Class Period, the defendants disseminated materially false and misleading statements and concealed material adverse facts relating to certain funds formerly subadvised by F-Squared Investments Inc. ("F-Squared"). The Consolidated Complaint alleges claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5. A motion to dismiss the Consolidated Complaint was filed on behalf of the Company and the other defendants on October 21, 2015. On July 1, 2016, the Court entered an opinion and order granting in part, and denying in part, the motion to dismiss, narrowing plaintiffs' claims under Sections 10(b) and 20(a) of the Exchange Act and dismissing one of the defendants from the suit. The remaining defendants' Answer to the Consolidated Complaint was filed on August 5, 2016. Plaintiffs' motion for class certification was granted on May 15, 2017. The Company believes that the suit is without merit, nonetheless, on February 6, 2018, it reached an agreement in principle with the plaintiffs, subject to Court approval, settling all claims in the litigation, in order to avoid the cost, distraction, disruption, and inherent litigation uncertainty. The parties executed a final settlement agreement on May 18, 2018. On June 28, 2018, the Court entered an order preliminarily approving the settlement. A hearing for final approval was held on October 24, 2018, at which the Court reserved decision. Upon final approval by the Court, which the Company believes is likely, the resolution of this matter will not have a material impact on the Company’s results of operations, cash flows or its consolidated financial condition.

15. Redeemable Noncontrolling Interests

Redeemable noncontrolling interests include third-party investor equity in consolidated investment products and affiliate minority interests. Third-party investor equity in consolidated investment products are classified as redeemable noncontrolling interests since investors in those products may request withdrawal at any time. Affiliate minority interests are subject to holder put rights and Company call rights at established multiples of earnings before interest, taxes, depreciation and amortization and, as such, are considered redeemable at other than fair value. They are exercisable at pre-established intervals (between 4 and 7 years from their July 2018 issuance or upon certain conditions such as retirement). The put and call rights are not legally detachable or separately exercisable and are deemed to be embedded in the related noncontrolling interests. The Company at its option may purchase affiliate equity in cash or shares of common stock and is entitled to the cash flow associated with any purchased equity. In addition, under certain circumstances the Company may issue or sell affiliate equity interests to its affiliate partners. Affiliate minority interests are recorded on the Company’s condensed consolidated balance sheets in temporary equity at estimated redemption value, and changes in estimated redemption value of these interests are recorded in the Company’s condensed consolidated statements of operations within noncontrolling interests.

Redeemable noncontrolling interests for the nine months ended September 30, 2018 included the following amounts:

($ in thousands)	Consolidated Investment Products	Affiliate Noncontrolling Interests	Total
Value at December 31, 2017	$4,178	$—	$4,178
Business acquisition	—	55,500	55,500
Net income (loss) attributable to noncontrolling interests	(44)	787	743
Net subscriptions (redemptions) and other	(173)	—	(173)
Value at September 30, 2018	$3,961	$56,287	$60,248

16. Consolidation

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

The following table presents the balances of the consolidated investment products that, after intercompany eliminations, are reflected in the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017:

	As of
	September 30, 2018			December 31, 2017
		VIEs			VIEs
	VOEs	CLOs	Other	VOEs	CLOs	Other

($ in thousands)
Cash and cash equivalents	$911	$49,868	$415	$820	$82,823	$18,489
Investments	30,137	1,737,518	23,724	34,623	1,555,879	7,250
Other assets	162	16,346	380	767	32,671	48
Notes payable	—	(1,608,735)	—	—	(1,457,435)	—
Securities purchased payable and other liabilities	(989)	(82,709)	(366)	(1,319)	(110,871)	(764)
Noncontrolling interests	(3,961)	(15,507)	—	(4,178)	(16,667)	—
The Company’s net interests in consolidated investment vehicles	$26,260	$96,781	$24,153	$30,713	$86,400	$25,023

Consolidated CLOs

The majority of the Company's consolidated investment products that are VIEs are CLOs. At September 30, 2018, the Company consolidated five CLOs including one CLO currently in warehouse-stage. The financial information of certain CLOs is included in the Company's condensed consolidated financial statements one-month in arrears based upon the availability of financial information. Majority-owned consolidated private funds, whose primary purpose is to invest in CLOs for which the Company serves as the collateral manager, are also included.

Investments of CLOs

The CLOs' investments of $1.7 billion at September 30, 2018 represent bank loan investments, which comprise the majority of the CLOs' portfolio asset collateral and are senior secured corporate loans across a variety of industries. These bank loan investments mature at various dates between 2018 and 2026 and pay interest at LIBOR plus a spread of up to 8.75%. At September 30, 2018, the fair value of the senior bank loans exceeded the unpaid principal balance by $11.2 million.

Notes Payable of CLOs

The CLOs have issued notes payable with a total value, at par, of $1.7 billion, consisting of senior secured floating rate notes payable with a par value of $1.4 billion, warehouse facility debt with a par value of $123.6 million and subordinated notes with a par value of $172.3 million. These note obligations bear interest at variable rates based on LIBOR plus a pre-defined spread ranging from 0.8% to 7.00%. The principal amounts outstanding of the note obligations issued by the CLOs mature on dates ranging from November 2018 to October 2029. The CLOs may elect to reinvest any prepayments received on bank loan investments between October 2019 and October 2021, depending on the CLO. Generally, subsequent prepayments received after the reinvestment period must be used to pay down the note obligations.

The Company’s beneficial interests and maximum exposure to loss related to these consolidated CLOs is limited to: (i) ownership in the subordinated notes and (ii) accrued management fees. The secured notes and warehouse facility debt of the consolidated CLOs have contractual recourse only to the related assets of the CLO and are classified as financial liabilities. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative prescribed by ASU 2014-13, results in the net assets of the consolidated CLOs shown above to be equivalent to the beneficial interests retained by the Company at September 30, 2018, as shown in the table below:

As of
September 30, 2018
($ in thousands)
Subordinated notes	$95,714
Accrued investment management fees	1,067
Total Beneficial Interests	$96,781

The following table represents income and expenses of the consolidated CLOs included in the Company’s condensed consolidated statements of operations for the period indicated:

Nine Months Ended September 30,
($ in thousands)	2018
Income:
Realized and unrealized gain (loss), net	$(3,587)
Interest income	70,404
Total Income	66,817

Expenses:
Other operating expenses	2,065
Interest expense	46,786
Total Expense	48,851
Noncontrolling interest	(876)
Net Income (loss) attributable to CIPs	$17,090

As summarized in the table below, the application of the measurement alternative as prescribed by ASU 2014-13 results in the consolidated net income summarized above to be equivalent to the Company’s own economic interests in the consolidated CLOs, which are eliminated upon consolidation:

Nine Months Ended September 30,
($ in thousands)	2018
Distributions received and unrealized gains on the subordinated notes held by the Company	$11,652
Investment management fees	5,438
Total Economic Interests	$17,090

Fair Value Measurements of Consolidated Investment Products

The assets and liabilities of the consolidated investment products measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 by fair value hierarchy level were as follows:

As of September 30, 2018

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$49,329	$—	$—	$49,329
Debt investments	—	1,756,552	1,004	1,757,556
Equity investments	30,997	2,826	—	33,823
Total Assets Measured at Fair Value	$80,326	$1,759,378	$1,004	$1,840,708
Liabilities
Notes payable	$—	$1,608,735	$—	$1,608,735
Short sales	661	—	—	661
Total Liabilities Measured at Fair Value	$661	$1,608,735	$—	$1,609,396

As of December 31, 2017

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$82,769	$—	$—	$82,769
Debt investments	—	1,527,845	33,887	1,561,732
Equity investments	35,126	—	894	36,020
Total Assets Measured at Fair Value	$117,895	$1,527,845	$34,781	$1,680,521
Liabilities
Notes payable	$—	$1,457,435	$—	$1,457,435
Derivatives	2	—	—	2
Short sales	719	—	—	719
Total Liabilities Measured at Fair Value	$721	$1,457,435	$—	$1,458,156

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

For the nine months ended September 30, 2018 and 2017, no securities held by consolidated investment products were transferred from Level 2 to Level 1. For the nine months ended September 30, 2018 and 2017, no securities held by consolidated investment products were transferred from Level 1 to Level 2.

Notes payable represent notes issued by consolidated investment products that are CLOs and are measured using the measurement alternative in ASU 2014-13. Accordingly, the fair value of CLO liabilities was measured as the fair value of CLO assets less the sum of: (a) the fair value of the beneficial interests held by the Company and (b) the carrying value of any beneficial interests that represent compensation for services.

Short sales are transactions in which a security is sold which is not owned or is owned but there is no intention to deliver, in anticipation that the price of the security will decline. Short sales are recorded in the condensed consolidated balance sheets within other liabilities of consolidated investment products and are classified as Level 1 based on the underlying equity security.

The securities purchase payable at September 30, 2018 and December 31, 2017 approximated fair value due to the short-term nature of the instruments.

The following table is a reconciliation of assets of consolidated investment products for Level 3 investments for which significant unobservable inputs were used to determine fair value:

	Nine Months Ended September 30,
($ in thousands)	2018	2017
Level 3 Debt and Equity securities (a)
Balance at beginning of period	$34,781	$25
Realized gains (losses), net	1,993	(90)
Change in unrealized gains (losses), net	583	87
Acquired in business combination	—	9,151
Purchases	7,122	1,212
Amortization	19	12
Sales	(13,892)	(765)
Transfers to Level 2	(34,119)	(4,944)
Transfers from Level 2	4,517	44,634
Balance at end of period	$1,004	$49,322

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

The Company has interests in certain other entities that are VIEs that the Company does not consolidate as it is not the primary beneficiary of those entities. The Company is not the primary beneficiary as its interest in these entities does not provide the Company with the power to direct the activities that most significantly impact the entities' economic performance. At September 30, 2018, the carrying value and maximum risk of loss related to the Company's interest in these VIEs was $16.3 million.

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

Financial Highlights

•	Net earnings per diluted share was $3.19 in the third quarter of 2018 as compared to $2.21 in the third quarter of 2017.

•
Total sales (inflows) were $6.3 billion in the third quarter of 2018, an increase of $1.7 billion, or 37.2%, from $4.6 billion in the third quarter of 2017. Net flows were $0.5 billion in the third quarter of 2018 compared to $0.2 billion in the third quarter of 2017.

•	Long-term assets under management were $103.9 billion at September 30, 2018, an increase of $16.8 billion from September 30, 2017.

Sustainable Growth Advisers, LP

On July 1, 2018, we closed on our majority investment in Sustainable Growth Advisers (the "SGA Acquisition"), an investment manager with $11.3 billion in assets under management at June 30, 2018. The transaction was financed with balance sheet resources and $105.0 million of term loan debt.

RidgeWorth Investments

On June 1, 2017, we acquired RidgeWorth Investments (the "RW Acquisition", together with the SGA Acquisition, the "Acquisitions" or "Acquired Businesses"), a multi-boutique investment management firm that managed approximately $40.1 billion in assets under management as of June 1, 2017, including $35.7 billion in long term assets under management and $4.4 billion in liquidity strategies.

Assets Under Management

At September 30, 2018, total assets under management were $105.6 billion, representing an increase of $15.0 billion, or 16.6%, from September 30, 2017 and an increase of $14.6 billion, or 16.1%, from December 31, 2017. The increase in total assets under management from September 30, 2017 and from December 31, 2017 was primarily due to the SGA Acquisition as well as market performance.

Average long-term assets under management, which represent the majority of our fee-earning asset levels, were $93.3 billion for the nine months ended September 30, 2018, an increase of $29.0 billion, or 45.0%, from $64.3 billion for the nine months ended September 30, 2017. The increase in average long-term assets under management compared to September 30, 2017 was primarily due to the Acquired Businesses and market performance.

Operating Results

In the third quarter of 2018, total revenues increased 23.1% to $152.2 million from $123.7 million in the third quarter of 2017, primarily as a result of additional revenues from the SGA Acquisition as well as an increase in average assets from market appreciation and positive net flows, and a higher average fee rate. Operating income increased $17.2 million to $33.9 million in the third quarter of 2018 compared to $16.8 million in the third quarter of 2017, primarily due to the same factors driving the increase in total revenues. Additionally, the third quarter of 2017 included $4.9 million in other operating expenses related to acquisition and integration costs associated with the RW Acquisition.

Assets Under Management by Product

The following table summarizes our assets under management by product:

	As of September 30,		Change
	2018	2017	$	%
($ in millions)
Open-End Funds (1)	$45,171.8	$42,397.7	$2,774.1	6.5%
Closed-End Funds	6,342.2	6,735.4	(393.2)	(5.8)%
Exchange Traded Funds	983.4	955.7	27.7	2.9%
Retail Separate Accounts	16,817.5	13,057.2	3,760.3	28.8%
Institutional Accounts	30,960.1	20,630.5	10,329.6	50.1%
Structured Products	3,647.8	3,360.0	287.8	8.6%
Total Long-Term	103,922.8	87,136.5	16,786.3	19.3%
Liquidity (2)	1,675.1	3,431.4	(1,756.3)	(51.2)%
Total	$105,597.9	$90,567.9	$15,030.0	16.6%
Average Assets Under Management (3)	$95,073.8	$65,898.5	$29,175.3	44.3%
Average Long-Term Assets Under Management (3)	$93,328.0	$64,345.3	$28,982.7	45.0%

(1)	Represents assets under management of U.S. retail funds, offshore funds and variable insurance funds

(2)	Represents assets under management in liquidity strategies, including in certain open-end funds and institutional accounts

(3)	Averages are calculated as follows:
- Funds - average daily or weekly balances
- Retail Separate Accounts - prior-quarter ending balance or average of month-end balances in quarter
- Institutional Accounts and Structured Products - average of month-end balances in quarter

Asset Flows by Product
The following table summarizes asset flows by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Open-End Funds (1)
Beginning balance	$44,419.3	$41,452.8	$43,077.6	$23,432.8
Inflows	3,807.4	2,842.5	11,947.6	7,129.1
Outflows	(3,465.1)	(2,872.7)	(10,347.9)	(7,286.0)
Net flows	342.3	(30.2)	1,599.7	(156.9)
Market performance	464.1	1,040.7	704.4	3,697.5
Other (2)	(53.9)	(65.6)	(209.9)	15,424.3
Ending balance	$45,171.8	$42,397.7	$45,171.8	$42,397.7
Closed-End Funds
Beginning balance	$6,295.0	$6,707.2	$6,666.2	$6,757.4
Inflows	12.9	—	13.4	—
Outflows	—	—	—	(112.8)
Net flows	12.9	—	13.4	(112.8)
Market performance	124.4	124.4	(31.7)	421.6
Other (2)	(90.1)	(96.2)	(305.7)	(330.8)
Ending balance	$6,342.2	$6,735.4	$6,342.2	$6,735.4
Exchange Traded Funds
Beginning balance	$1,029.9	$968.8	$1,039.2	$596.8
Inflows	35.0	104.1	261.0	554.9
Outflows	(100.4)	(28.9)	(235.3)	(103.2)
Net flows	(65.4)	75.2	25.7	451.7
Market performance	50.1	4.2	37.8	30.3
Other (2)	(31.2)	(92.5)	(119.3)	(123.1)
Ending balance	$983.4	$955.7	$983.4	$955.7
Retail Separate Accounts
Beginning balance	$14,678.4	$12,351.1	$13,936.8	$8,473.5
Inflows	921.4	704.4	2,359.4	2,049.8
Outflows	(563.1)	(480.1)	(1,924.9)	(1,233.7)
Net flows	358.3	224.3	434.5	816.1
Market performance	608.7	478.3	1,269.1	1,273.7
Other (2)	1,172.1	3.5	1,177.1	2,493.9
Ending balance	$16,817.5	$13,057.2	$16,817.5	$13,057.2
Institutional Accounts
Beginning balance	$19,726.6	$20,639.1	$20,815.9	$5,492.7
Inflows	1,484.5	439.9	3,332.5	1,074.7
Outflows	(1,604.8)	(893.7)	(4,720.3)	(1,697.7)
Net flows	(120.3)	(453.8)	(1,387.8)	(623.0)
Market performance	1,184.8	451.1	1,498.5	757.5
Other (2)	10,169.0	(5.9)	10,033.5	15,003.3
Ending balance	$30,960.1	$20,630.5	$30,960.1	$20,630.5
Structured Products
Beginning balance	$3,684.4	$2,899.8	$3,298.8	$613.1
Inflows	—	474.3	421.4	474.3
Outflows	(34.4)	(55.6)	(54.8)	(296.3)
Net flows	(34.4)	418.7	366.6	178.0
Market performance	39.8	37.1	123.0	60.9
Other (2)	(42.0)	4.4	(140.6)	2,508.0
Ending balance	$3,647.8	$3,360.0	$3,647.8	$3,360.0

Total Long-Term
Beginning balance	$89,833.6	$85,018.8	$88,834.5	$45,366.3
Inflows	6,261.2	4,565.2	18,335.3	11,282.8
Outflows	(5,767.8)	(4,331.0)	(17,283.2)	(10,729.7)
Net flows	493.4	234.2	1,052.1	553.1
Market performance	2,471.9	2,135.8	3,601.1	6,241.5
Other (2)	11,123.9	(252.3)	10,435.1	34,975.6
Ending balance	$103,922.8	$87,136.5	$103,922.8	$87,136.5
Liquidity (3)
Beginning balance	$1,784.9	$3,570.6	$2,128.7	$—
Other (2)	(109.8)	(139.2)	(453.6)	3,431.4
Ending balance	$1,675.1	$3,431.4	$1,675.1	$3,431.4
Total
Beginning balance	$91,618.5	$88,589.4	$90,963.2	$45,366.3
Inflows	6,261.2	4,565.2	18,335.3	11,282.8
Outflows	(5,767.8)	(4,331.0)	(17,283.2)	(10,729.7)
Net flows	493.4	234.2	1,052.1	553.1
Market performance	2,471.9	2,135.8	3,601.1	6,241.5
Other (2)	11,014.1	(391.5)	9,981.5	38,407.0
Ending balance	$105,597.9	$90,567.9	$105,597.9	$90,567.9

(1)	Represents assets under management of U.S. retail funds, offshore funds and variable insurance funds

(2)
Represents open-end and closed-end fund distributions net of reinvestments, the net change in assets from liquidity strategies, and the impact on net flows from non-sales related activities such as asset acquisitions/(dispositions), seed capital investments/(withdrawals), structured products reset transactions and the use of leverage

(3)	Represents assets under management in liquidity strategies, including in certain open-end funds and institutional accounts

The following table summarizes our assets under management by asset class:

	As of September 30,		Change		% of Total
	2018	2017	$	%	2018	2017
($ in millions)
Asset Class
Equity	$62,654.4	$42,722.5	$19,931.9	46.7%	59.3%	47.2%
Fixed income	36,819.9	39,419.7	(2,599.8)	(6.6)%	34.9%	43.5%
Alternatives (1)	4,448.5	4,994.3	(545.8)	(10.9)%	4.2%	5.5%
Liquidity (2)	1,675.1	3,431.4	(1,756.3)	(51.2)%	1.6%	3.8%
Total	$105,597.9	$90,567.9	$15,030.0	16.6%	100.0%	100.0%

(1)	Consists of real estate securities, mid-stream energy securities and master limited partnerships, options strategies and other

(2)	Represents assets under management in liquidity strategies, including in certain open-end funds and institutional accounts

Average Assets Under Management and Average Basis Points

The following table summarizes the average management fees earned in basis points and average assets under management:

	Three Months Ended September 30,
($ in millions, except average fee earned data which is in basis points)	Average Fees Earned		Average Assets Under Management (2)
	2018	2017	2018	2017
Products
Open-End Funds (1)	54.3	47.9	$45,137.1	$42,080.9
Closed-End Funds	65.9	66.0	6,386.7	6,758.1
Exchange Traded Funds	13.7	27.0	1,035.9	945.0
Retail Separate Accounts	49.2	46.6	15,536.7	12,345.5
Institutional Accounts	31.9	31.0	30,583.4	20,728.6
Structured Products	60.0	47.1	3,635.7	3,111.1
All Long-Term Products	47.4	44.8	102,315.5	85,969.2
Liquidity (3)	10.1	6.0	1,750.3	3,331.1
All Products	46.8	43.4	$104,065.8	$89,300.3

	Nine Months Ended September 30,
($ in millions, except average fee earned data which is in basis points)	Average Fees Earned		Average Assets Under Management (2)
	2018	2017	2018	2017
Products
Open-End Funds (1)	52.2	49.5	$44,296.4	$32,296.7
Closed-End Funds	66.1	66.0	6,300.0	6,784.6
Exchange Traded Funds	15.5	28.4	1,036.1	868.3
Retail Separate Accounts	48.5	49.7	14,486.3	10,317.6
Institutional Accounts	31.9	32.6	23,563.8	12,375.6
Structured Products	45.2	42.1	3,645.4	1,702.5
All Long-Term Products	46.7	47.6	93,328.0	64,345.3
Liquidity (3)	10.5	7.6	1,745.8	1,553.2
All Products	46.1	46.6	$95,073.8	$65,898.5

(1)	Represents assets under management of U.S. retail funds, offshore funds and variable insurance funds

(2)	Averages are calculated as follows:
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

The average fee rate earned on long-term products for the three months ended September 30, 2018 increased by 2.6 basis points compared to the same period in the prior year as a result of the shifts in the underlying asset mix to higher fee earning strategies in open-end funds and retail separate accounts and certain incentive related fees earned primarily related to structured products in the current quarter. These increases in the current quarter were partially offset by the SGA acquisition which increased the average assets for institutional accounts, but with lower average fees as compared to other products. The average fee rate earned on long-term products for the nine months ended September 30, 2018 decreased by 0.9 basis points compared to the same period in the prior year, primarily due to the impact on the average fees earned as a result of the assets from the RW Acquisition having a lower blended fee rate. The product categories most impacted by the RW Acquisition were institutional accounts and retail separate accounts, where the additional assets were primarily in fixed income strategies. The decrease in the average fee rate earnings for exchange traded funds was primarily due to higher expense reimbursements on newly-launched funds.
Results of Operations
Summary Financial Data

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	2018 vs. 2017%		2018	2017	2018 vs. 2017%
($ in thousands)
Results of Operations
Investment management fees	$121,713	$97,295	$24,418	25.1%	$325,357	$230,628	$94,729	41.1%
Other revenues	30,497	26,380	4,117	15.6%	88,813	66,955	21,858	32.6%
Total revenues	152,210	123,675	28,535	23.1%	414,170	297,583	116,587	39.2%
Total operating expenses	118,264	106,886	11,378	10.6%	330,299	267,563	62,736	23.4%
Operating income (loss)	33,946	16,789	17,157	102.2%	83,871	30,020	53,851	179.4%
Other income (expense), net	(4,560)	15,268	(19,828)	(129.9)%	(908)	20,565	(21,473)	(104.4)%
Interest income (expense), net	5,198	(1,908)	7,106	(372.4)%	14,665	(350)	15,015	(4,290.0)%
Income (loss) before income taxes	34,584	30,149	4,435	14.7%	97,628	50,235	47,393	94.3%
Income tax expense (benefit)	6,653	9,626	(2,973)	(30.9)%	22,641	15,939	6,702	42.0%
Net income (loss)	27,931	20,523	7,408	36.1%	74,987	34,296	40,691	118.6%
Noncontrolling interests	(933)	(1,731)	798	(46.1)%	(1,619)	(2,782)	1,163	(41.8)%
Net Income (Loss) Attributable to Stockholders	26,998	18,792	8,206	43.7%	73,368	31,514	41,854	132.8%
Preferred stockholder dividends	(2,085)	(2,084)	(1)	—%	(6,253)	(6,252)	(1)	—%
Net Income (Loss) Attributable to Common Stockholders	$24,913	$16,708	$8,205	49.1%	$67,115	$25,262	$41,853	165.7%

Revenues

Revenues by source were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	2018 vs. 2017%		2018	2017	2018 vs. 2017%
($ in thousands)
Investment management fees
Open-end funds	$62,466	$51,190	$11,276	22.0%	$174,032	$120,902	$53,130	43.9%
Closed-end funds	10,614	11,243	(629)	(5.6)%	31,161	33,495	(2,334)	(7.0)%
Retail separate accounts	19,532	14,686	4,846	33.0%	53,152	38,879	14,273	36.7%
Institutional accounts	24,614	16,208	8,406	51.9%	56,210	30,140	26,070	86.5%
Structured products	3,602	2,822	780	27.6%	7,996	4,483	3,513	78.4%
Other products	885	1,146	(261)	(22.8)%	2,806	2,729	77	2.8%
Total investment management fees	121,713	97,295	24,418	25.1%	325,357	230,628	94,729	41.1%
Distribution and service fees	13,730	11,482	2,248	19.6%	39,886	32,704	7,182	22.0%
Administration and shareholder service fees	16,567	14,699	1,868	12.7%	48,272	33,156	15,116	45.6%
Other income and fees	200	199	1	0.5%	655	1,095	(440)	(40.2)%
Total revenues	$152,210	$123,675	$28,535	23.1%	$414,170	$297,583	$116,587	39.2%

Investment Management Fees

Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payments. Investment management fees increased by $24.4 million, or 25.1%, and $94.7 million, or 41.1%, for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year due to an increase in average assets of $29.2 billion, or 44.3%, for the nine months ended September 30, 2018, primarily as a result of the Acquired Businesses. Also contributing to the increase was positive market performance over the trailing four quarters.

Distribution and Service Fees

Distribution and service fees, which are asset-based fees earned from open-end funds for marketing and distribution services, increased by $2.2 million, or 19.6%, and $7.2 million, or 22.0%, for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year, primarily due to the adoption of ASC 606 Revenue from Contracts with Customers ("ASC 606"). The adoption of ASC 606 resulted in a change from the Company’s prior presentation whereby front-end sales charges earned for the sale execution of certain share classes were presented net of the amounts retained by unaffiliated third-party dealers and banks. These front-end sales charges earned are now presented on a gross basis.

Administration and Shareholder Servicing Fees

Administration and shareholder servicing fees represent fees earned for fund administration and shareholder services from our open-end mutual funds and certain of our closed-end funds. Fund administration and shareholder servicing fees increased by $1.9 million, or 12.7%, and $15.1 million, or 45.6%, for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year. The increase for the nine months ended September 30, 2018, was primarily due to an increase in administration and shareholder servicing fees of $10.0 million in 2018 as a result of the RW Acquisition, which were largely offset by higher fund expense reimbursements which are included in net investment management fees.

Other Income and Fees

Other income and fees primarily represent contingent sales charges earned from investor redemptions of certain shares sold without a front-end sales charge. Other income and fees remained relatively flat, and decreased $0.4 million, or 40.2%, for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year. The decrease in the comparable nine-month period was primarily due to $0.5 million in other income related to the recovery of costs from a third-party service provider during the first quarter of 2017 that did not recur in 2018.

Operating Expenses

Operating expenses by category were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	2018 vs. 2017%		2018	2017	2018 vs. 2017%
($ in thousands)
Operating expenses
Employment expenses	$63,269	$54,159	$9,110	16.8%	$178,833	$136,792	$42,041	30.7%
Distribution and other asset-based expenses	25,386	20,552	4,834	23.5%	71,398	51,639	19,759	38.3%
Other operating expenses	20,879	24,490	(3,611)	(14.7)%	59,163	59,067	96	0.2%
Restructuring and severance	—	1,584	(1,584)	(100.0)%	—	10,478	(10,478)	(100.0)%
Depreciation and amortization expense	8,730	6,101	2,629	43.1%	20,905	9,587	11,318	118.1%
Total operating expenses	$118,264	$106,886	$11,378	10.6%	$330,299	$267,563	$62,736	23.4%

Employment Expenses

Employment expenses consist of fixed and variable compensation and related employee benefit costs. Employment expenses for the three and nine months ended September 30, 2018 were $63.3 million and $178.8 million, respectively, which represented an increase of $9.1 million, or 16.8%, and $42.0 million, or 30.7%, respectively, compared to the same periods in the prior year. The increases reflected the addition of employees from the Acquired Businesses and higher profit-based compensation primarily related to increased profits at our affiliates.

Distribution and Other Asset-Based Expenses

Distribution and other asset-based expenses consist primarily of payments to third-party distribution partners for providing services to investors in our funds and payments to third-party service providers for investment management-related services. These payments are primarily based on percentages of assets under management or revenues. These expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized on a straight-line basis over the periods in which commissions are generally recovered from distribution fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares. Distribution and other asset-based expenses increased by $4.8 million, or 23.5%, and $19.8 million, or 38.3%, in the three and nine months ended September 30, 2018, respectively, as compared to the same periods in the prior year, primarily due to the adoption of ASC 606 which resulted in the gross presentation of front-end sales charges earned and paid on certain open-end mutual fund share classes. Additionally, for the nine months ended September 30, 2018, there were increased asset-based sub-transfer agent expenses related to services provided to mutual funds from the RW Acquisition, as compared to the same prior-year period.

Other Operating Expenses

Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and distribution related costs, rent and occupancy expenses, operating expenses of our consolidated investment products and other business costs. Other operating expenses for the three and nine months ended September 30, 2018 decreased by $3.6 million, or 14.7%, and increased $0.1 million, or 0.2%, respectively, as compared to the same periods in the prior year. The decrease for the three month period is largely attributable to costs incurred in the prior year period related to the issuance of a CLO which did not recur in the current year period.

Restructuring and Severance Expense

During the three and nine months ended September 30, 2017, we incurred $1.5 million and $10.5 million in restructuring and severance expenses, respectively, including $0.5 million and $9.0 million, respectively, related to staff reductions in connection with the RW Acquisition, and $1.0 million in restructuring costs in both the three and nine months ended September 30, 2017 related to future lease obligations and leasehold improvement write-offs for vacated office space related to the RW Acquisition.

Depreciation and Amortization Expense

Depreciation and amortization expense consists primarily of the straight-line depreciation of furniture, equipment and leasehold improvements, as well as the amortization of acquired investment advisory contracts, recorded as definite-lived intangible assets, both over their estimated useful lives. Depreciation and amortization expense increased by $2.6 million and $11.3 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year, primarily due to the increase in definite lived intangible assets as a result of the Acquisitions.

Other Income (Expense), net

Other Income (Expense), net by category was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	2018 vs. 2017%		2018	2017	2018 vs. 2017%
($ in thousands)
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	$(374)	$1,367	$(1,741)	(127.4)%	$1,024	$2,951	$(1,927)	(65.3)%
Realized and unrealized gain (loss) of CIP, net	(4,735)	13,465	(18,200)	(135.2)%	(4,255)	16,485	(20,740)	(125.8)%
Other income (expense), net	549	436	113	25.9%	2,323	1,129	1,194	105.8%
Total Other Income (Expense), net	$(4,560)	$15,268	$(19,828)	(129.9)%	$(908)	$20,565	$(21,473)	(104.4)%

Realized and unrealized gain (loss) on investments, net

Realized and unrealized gain (loss) on investments, net decreased during the three and nine months ended September 30, 2018 by $1.7 million, or 127.4%, and $1.9 million, or 65.3%, respectively, as compared to the same periods in the prior year. The realized and unrealized losses during the three months ended September 30, 2018 primarily relate to unrealized losses on our fixed income investments. Realized and unrealized gains for the nine months ended September 30, 2018 were primarily related to our marketable securities in domestic and international equity strategies. The realized and unrealized gains for the three and nine months ended September 30, 2017 were primarily related to our marketable securities in international equity strategies.

Realized and unrealized gain (loss) of consolidated investment products, net

Realized and unrealized gain (loss) of our consolidated investment products, net, decreased $18.2 million, or 135.2% and $20.7 million, or 125.8%, during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in the prior year. These decreases were primarily attributable to changes to the notes payable of $20.9 million and $18.4 million for the three and nine months ended September 30, 2018, respectively. The remaining period changes were attributable to net realized and unrealized gains and losses on the investments of our CIPs.

Other income (expense), net

Other income (expense), net increased during the three and nine months ended September 30, 2018 by $0.1 million, or 25.9%, and $1.2 million, or 105.8%, respectively, as compared to the same periods in the prior year. The increases were due to higher earnings on equity method investments.

Interest Income (Expense), net

Interest income (expense), net by category were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	2018 vs. 2017%		2018	2017	2018 vs. 2017%
($ in thousands)
Interest Income (Expense)
Interest expense	$(5,155)	$(4,116)	$(1,039)	25.2%	$(13,482)	$(8,098)	$(5,384)	66.5%
Interest and dividend income	716	679	37	5.4%	3,255	1,313	1,942	147.9%
Interest and dividend income of investments of CIP	26,596	17,778	8,818	49.6%	71,678	28,536	43,142	151.2%
Interest expense of CIP	(16,959)	(16,249)	(710)	4.4%	(46,786)	(22,101)	(24,685)	111.7%
Total Interest Income (Expense), net	$5,198	$(1,908)	$7,106	(372.4)%	$14,665	$(350)	$15,015	(4,290.0)%

Interest Expense

Interest expense increased $1.0 million, or 25.2%, and $5.4 million, or 66.5%, for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year. The increases were due to the higher average level of debt outstanding compared to the same periods in the prior year.

Interest and Dividend Income

Interest and dividend income increased $37.0 thousand, or 5.4%, and $1.9 million, or 147.9%, for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year. The increases were due to a higher concentration of our investments in CLOs as compared to the corresponding periods in the prior year.

Interest and Dividend Income of Investments of Consolidated Investment Products

Interest and dividend income of investments of consolidated investment products increased $8.8 million, or 49.6%, and $43.1 million, or 151.2%, for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year. The increases were due to increased investments of our consolidated investment products during the three and nine months ended September 30, 2018 primarily related to the RW Acquisition compared to the same periods in the prior year.

Interest Expense of Consolidated Investment Products

Interest expense of consolidated investment products represents interest expense on the notes payable of the consolidated investment products. Interest expense of consolidated investment products increased by $0.7 million, or 4.4%, and $24.7 million, or 111.7%, for the three and nine months ended September 30, 2018, respectively, primarily due to higher average debt balances for our consolidated investment products primarily from the RW Acquisition as compared to the same periods in the prior year.

Income Tax Expense (Benefit)

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 23.2% and 31.7% for the nine months ended September 30, 2018 and 2017, respectively. The decrease in the estimated effective tax rate for the nine months ended September 30, 2018 was primarily due to the Tax Cuts and Jobs Act enacted on December 22, 2017 which included the reduction of the statutory federal corporate income tax rate to 21% from 35%. This decrease in tax rates was partially offset by a decrease in the tax benefit associated with valuation allowance changes related to our investments.

Liquidity and Capital Resources
Certain Financial Data
The following table summarizes certain financial data relating to our liquidity and capital resources:

	September 30, 2018	December 31, 2017	Change
			2018 vs. 2017%
($ in thousands)
Balance Sheet Data
Cash and cash equivalents	$168,982	$132,150	$36,832	27.9%
Investments	85,131	108,492	(23,361)	(21.5)%
Debt	338,874	248,320	90,554	36.5%
Total equity	659,225	605,224	54,001	8.9%

	Nine Months Ended September 30,		Change
	2018	2017	2018 vs. 2017%
($ in thousands)
Cash Flow Data
Provided by (Used In):
Operating Activities	$(101,689)	$(104,045)	$2,356	(2.3)%
Investing Activities	(111,914)	(389,417)	277,503	(71.3)%
Financing Activities	199,497	796,576	(597,079)	(75.0)%

Overview

At September 30, 2018, we had $169.0 million of cash and cash equivalents and $62.3 million of investments in marketable securities compared to $132.2 million and $66.4 million, respectively, at December 31, 2017.

On July 1, 2018, we closed on the acquisition of a majority interest in SGA that was funded with $105.0 million in additional term loan debt and existing balance sheet resources. At September 30, 2018, we had $351.5 million outstanding under our term loan maturing June 1, 2024 (the "Term Loan") and no outstanding borrowings under our $100.0 million revolving credit facility (the "Credit Facility").

Uses of Capital

Our main uses of capital related to operating activities include payments of annual incentive compensation, income tax payments, interest payments on debt, and other operating expenses which primarily consist of investment research and technology costs, professional fees, distribution costs and occupancy costs. Annual incentive compensation, which is one of the largest annual operating cash expenditures, is paid in the first quarter of the year. In the first quarters of 2018 and 2017, we paid $74.1 million and $39.7 million, respectively, in incentive compensation earned during the years ended December 31, 2017 and 2016, respectively.

In addition to operating activities, other uses of cash could include: (i) investments in organic growth, including expanding our distribution efforts; (ii) seeding or launching new products, including seeding funds or sponsoring CLO issuances; (iii) principal payments on debt outstanding through scheduled amortization, excess cash flow payment requirements or discretionary paydowns; (iv) dividend payments to preferred and common stockholders and common share repurchases; (v) investments in our infrastructure; (vi) investments in inorganic growth opportunities as they arise; (vii) integration costs, including restructuring and severance, related to potential acquisitions, if any; and (viii) potential repurchases of affiliate noncontrolling interests. Although we continuously monitor working capital to ensure adequate resources are available for near-term liquidity requirements, our liquidity could be impacted by contingencies, including any legal or regulatory matters.

Capital and Reserve Requirements

We operate two broker-dealer subsidiaries registered with the SEC which are subject to certain rules regarding minimum net capital. The broker-dealers are required to maintain a ratio of "aggregate indebtedness" to "net capital," as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us including additional reporting requirements, a lower required ratio of aggregate indebtedness to net capital or interruption of our business. At both September 30, 2018 and December 31, 2017, the ratio of aggregate indebtedness to net capital of our broker-dealers was below the maximum allowed, and net capital was significantly greater than the required minimum.

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

Operating Cash Flow

Net cash used in operating activities of $101.7 million for the nine months ended September 30, 2018 decreased by $2.4 million from net cash used in operating activities of $104.0 million for the same period in the prior year primarily due to higher net income partially offset by an increase in net purchases of investments of our consolidated investment products.

Investing Cash Flow

Net cash used in investing activities consists primarily of capital expenditures and other investing activities related to our business operations. Net cash used in investing activities of $111.9 million for the nine months ended September 30, 2018 decreased by $277.5 million from net cash used in investing activities of $389.4 million in the same period for the prior year. The primary investing activities for the nine months ended September 30, 2018 was the SGA Acquisition of $127.0 million. The primary investing activities for the nine months ended September 30, 2017 was $393.4 million of cash used for the RW Acquisition.

Financing Cash Flow

Cash flows provided by financing activities consist primarily of the issuance of common and preferred stock, return of capital through repurchases of common shares, dividends, withholding obligations for the net share settlement of employee share transactions and contributions to non-controlling interests related to our consolidated investment products. Net cash provided by financing activities decreased $597.1 million to $199.5 million for the nine months ended September 30, 2018 as compared to net cash provided by financing activities of $796.6 million for the nine months ended September 30, 2017. The primary reason for the decrease was due to cash raised of $220.5 million related to the issuance of preferred stock and common stock, net borrowings of $229.0 million and $369.0 million of net borrowings by consolidated investment products in the prior year, partially offset by $92.1 million in net borrowings and $148.0 of net proceeds from the issuance of notes payable by consolidated investment products in the current year.

Credit Agreement

On February 15, 2018 (the "Effective Date") we entered into the Amendment to the Credit Agreement. The Amendment provided commitments for an additional $105.0 million of term loans ("Additional Term Loans") which were subject to, among other customary conditions, the substantially concurrent consummation of our agreement to acquire (i) 70% of the outstanding limited partnership interests of SGA and (ii) 100% of the outstanding membership interests of SGIA, LLC, the general partner of SGA. On July 2, 2018, the Company borrowed the $105.0 million of additional term loans and used the proceeds, in combination with balance sheet resources, to fund the SGA Acquisition.
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

The Credit Agreement includes a financial maintenance covenant that we will not permit the Total Net Leverage Ratio to exceed 2.50:1.00 as of the last day of any fiscal quarter; provided that this covenant will apply only if on such day the aggregate principal amount of outstanding revolving loans and letters of credit exceeds 30% of the aggregate revolving commitments as of such day.

At September 30, 2018, $351.5 million was outstanding under the Term Loan, and no amounts were outstanding under the Credit Facility. The Term Loan amortizes at the rate of 1.00% per annum payable in equal quarterly installments and will be mandatorily repaid with: (a) 50% of the Company’s excess cash flow, as defined in the Credit Agreement, on an annual basis, beginning with the fiscal year ended December 31, 2018, stepping down to 25% if the Company’s secured net leverage ratio declines below 1.0, and further stepping down to 0% if the Company’s secured net leverage ratio declines below 0.5; (b) the net proceeds of certain asset sales, casualty or condemnation events, subject to customary reinvestment rights; and (c) the proceeds of any indebtedness incurred other than indebtedness permitted to be incurred by the Credit Agreement.

Contractual Obligations

Our contractual obligations are summarized in our 2017 Annual Report on Form 10-K. As of September 30, 2018, except for borrowings under our Credit Agreement as disclosed above, there have been no material changes outside of the ordinary course of business in our contractual obligations since December 31, 2017.

Critical Accounting Policies and Estimates

Our financial statements and the accompanying notes are prepared in accordance with generally accepted accounting principles generally accepted in the United States of America, which require the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our 2017 Annual Report on Form 10-K. We have updated our revenue recognition policies in conjunction with our adoption of ASC 606 as further described in Note 3 to the accompanying condensed consolidated financial statements. Otherwise, there were no additional changes in our critical accounting policies in the three months ended September 30, 2018.

Recently Issued Accounting Pronouncements
For a discussion of accounting standards, see Note 2 within our condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is primarily exposed to market risk associated with unfavorable movements in interest rates and securities prices. During the three and nine months ended September 30, 2018, except for borrowings under our Credit Agreement as discussed above, there were no material changes to the information contained in Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management's evaluation of disclosure controls and procedures, management is excluding an assessment of the internal controls of SGA, which was acquired by the Company on July 1, 2018, from its evaluation of the effectiveness of the Company's disclosure controls and procedures. SGA represented approximately 6.8% of the Company's consolidated total assets and 5.8% of the Company's consolidated total revenues as of and for the quarter ended September 30, 2018.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Controls over Financial Reporting

During the third quarter of 2018, the Company implemented a new general ledger and accounts payable system as part of the Company’s integration initiatives to standardize accounting systems and improve management reporting. As a result of this implementation we have updated our control activities impacted by the changes. This implementation was not undertaken in response to any actual or perceived significant deficiencies in the Company’s internal control over financial reporting. We will continue to monitor and evaluate our internal control over financial reporting if additional transformation activities occur.

As mentioned above, the Company acquired a majority interest in SGA on July 1, 2018. The Company is in the process of reviewing the internal control structure of SGA and, if necessary, will make appropriate changes as it integrates SGA into the Company's overall internal control over financial reporting.

Other than as discussed above, there have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In re Virtus Investment Partners, Inc. Securities Litigation; formerly Tom Cummins v. Virtus Investment Partners Inc. et al

On February 20, 2015, a putative class action complaint alleging violations of certain provisions of the federal securities laws was filed by an individual shareholder against the Company and certain of the Company’s current officers (the "defendants") in the United States District Court for the Southern District of New York (the "Court"). On April 21, 2015, three plaintiffs, including the original plaintiff, filed motions to be appointed lead plaintiff and, on June 9, 2015, the Court appointed Arkansas Teachers Retirement System lead plaintiff. On August 21, 2015, the plaintiffs filed a Consolidated Class Action Complaint (the "Consolidated Complaint") amending the originally filed complaint, which was purportedly filed on behalf of all purchasers of the Company’s common stock between January 25, 2013 and May 11, 2015 (the "Class Period"). The Consolidated Complaint alleges that, during the Class Period, the defendants disseminated materially false and misleading statements and concealed material adverse facts relating to certain funds formerly subadvised by F-Squared Investments Inc. ("F-Squared"). The Consolidated Complaint alleges claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5. A motion to dismiss the Consolidated Complaint was filed on behalf of the Company and the other defendants on October 21, 2015. On July 1, 2016, the Court entered an opinion and order granting in part, and denying in part, the motion to dismiss, narrowing plaintiffs' claims under Sections 10(b) and 20(a) of the Exchange Act and dismissing one of the defendants from the suit. The remaining defendants' Answer to the Consolidated Complaint was filed on August 5, 2016. Plaintiffs' motion for class certification was granted on May 15, 2017. The Company believes that the suit is without merit, nonetheless, on February 6, 2018, it reached an agreement in principle with the plaintiffs, subject to Court approval, settling all claims in the litigation, in order to avoid the cost, distraction, disruption, and inherent litigation uncertainty. The parties executed a final settlement agreement on May 18, 2018. On June 28, 2018, the Court entered an order preliminarily approving the settlement. A hearing for final approval was held on October 24, 2018, at which the Court reserved decision. Upon final approval by the Court, which the Company believes is likely, the resolution of this matter will not have a material impact on the Company’s results of operations, cash flows or its consolidated financial condition.

Item 1A.    Risk Factors

The reader should carefully consider, in connection with the other information in this report, the Company’s risk factors previously reported in our 2017 Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

As of September 30, 2018, 4,180,045 shares of our common stock have been authorized to be repurchased under a share repurchase program approved by our Board of Directors, and 784,950 shares remain available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

The following table sets forth information regarding our share repurchases in each month during the quarter ended September 30, 2018:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
July 1-31, 2018	—	$—	—	823,134
August 1-31, 2018	38,184	$130.94	38,184	784,950
September 1-30, 2018	—	$—	—	784,950
Total	38,184		38,184

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

101
The following information formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2018 and 2017, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2018 and 2017 and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 8, 2018

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)