Form 10-K
period 2018-12-31
VIRTUS INVESTMENT PARTNERS, INC.
filed 2019-02-27
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 1-10994

 VIRTUS INVESTMENT PARTNERS, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-3962811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Financial Plaza, Hartford, CT 06103
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
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes    ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold (based on the closing share price as quoted on the NASDAQ Global Market) as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $865,000,000. For purposes of this calculation, shares of common stock held or controlled by executive officers and directors of the registrant have been treated as shares held by affiliates.
There were 7,011,182 shares of the registrant’s common stock outstanding on February 11, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement which will be filed with the SEC in connection with the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Virtus Investment Partners, Inc.
Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2018

"We," "us," "our," the "Company" and "Virtus," as used in this Annual Report on Form 10-K ("Annual Report"), refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I

Item 1.	Business.
Organization
Virtus Investment Partners, Inc. (the "Company"), a Delaware corporation, commenced operations on November 1, 1995 through a reverse merger of the investment management subsidiary of Phoenix Life Insurance Company ("Phoenix") with Duff & Phelps Corporation. The Company was a majority-owned subsidiary of Phoenix from 1995 to 2001 and a wholly owned subsidiary from 2001 until 2008. On December 31, 2008, the Company became an independent publicly traded company as a result of Phoenix's distribution of 100% of Virtus common stock to Phoenix stockholders in a spin-off transaction.
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

We offer investment strategies for individual and institutional investors in different product structures and through multiple distribution channels. Our investment strategies are available in a diverse range of styles and disciplines, managed by a collection of differentiated investment managers. We have offerings in various asset classes (domestic and international equity, fixed income and alternative), market capitalizations (large, mid and small), styles (growth, core and value) and investment approaches (fundamental, quantitative and thematic). Our retail products include U.S. 1940 Act mutual funds, Undertaking for Collective Investment in Transferable Securities ("UCITS" or "offshore funds" and collectively with U.S. 1940 Act mutual funds, "open-end funds") exchange traded funds ("ETFs"), closed-end funds (collectively, "funds") and retail separate accounts. Our institutional products include a variety of equity and fixed income strategies for corporations, multi-employer retirement funds, public employee retirement systems, foundations and endowments. We also provide subadvisory services to other investment advisors.

Our Investment Managers

We provide investment management services through our investment managers who are registered under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). The investment managers are responsible for portfolio management activities for our retail and institutional products operating under advisory or subadvisory agreements. We provide our affiliated managers with distribution, operational and administrative support, thereby allowing each manager to focus primarily on investment management. We also engage select unaffiliated managers for certain of our open-end funds and ETFs. We monitor our managers’ services by assessing their performance, style and consistency and the discipline with which they apply their investment process.

Our affiliated investment managers and their respective assets under management, styles and strategies are as follows:

Manager	Clients	Investment Management Services	Assets (in billions)
Ceredex Value Advisors	Open-end funds, institutional investors	Value-oriented strategies; large-, mid-, and small-cap equities	$8.0
Duff & Phelps Investment Management	Closed- and open-end funds and institutional investors	Equity income strategies; global listed infrastructure, U.S. and global real estate, energy, and international equities	$9.0
Kayne Anderson Rudnick Investment Management	Closed- and open-end funds, institutional investors, financial intermediaries and high-net-worth individuals	Quality-oriented equity strategies; small to large cap and in global, international and emerging strategies	$22.8
Newfleet Asset Management	Closed-and open-end funds, institutional investors, financial intermediaries and high-net-worth clients	Fixed income strategies; multi-sector, enhanced core strategies and dedicated sector strategies such as bank loans and high yield	$10.2
Rampart Investment Management Company	Closed- and open-end funds, institutional investors and financial intermediaries	Quantitative and option related strategies	$1.0
Seix Investment Advisors	Open-end funds and institutional investors	High yield, leveraged loans, investment grade taxable and tax-exempt and multi-sector strategies	$21.3
Silvant Capital Management	Open-end funds and institutional investors	Growth equity strategies, including large- cap and small-cap	$0.7
Sustainable Growth Advisers	Institutional investors and high-net-worth clients	Large-cap growth strategies, including U.S., global, international and emerging markets	$10.6

As of December 31, 2018, $8.2 billion in assets under management were managed by unaffiliated managers.

Our Investment Products
Our assets under management are in open-end funds, closed-end funds, ETFs, retail separate accounts (intermediary sponsored and private client), institutional accounts and structured products.

Assets Under Management by Product as of
December 31, 2018
($ in billions)

Fund assets
Open-end funds	$37.7
Closed-end funds	6.0
Exchange traded funds	0.7
Retail separate accounts	15.0
Institutional accounts	27.4
Structured products	3.6
Total Long-Term	90.4
Liquidity (1)	1.6
Total Assets Under Management	$92.0
(1) Represents assets under management in liquidity strategies, including certain open-end funds and institutional accounts

Open-End Funds

Our open-end mutual funds are offered in a variety of asset classes (domestic and international equity, taxable and non-taxable fixed income, and alternative investments), market capitalizations (large, mid and small), styles (growth, core and value) and investment approaches (fundamental, quantitative and thematic). Our Ireland domiciled UCITS are offered in select investment strategies to non-U.S. investors.

Summary information about our open-end funds as of December 31, 2018 is as follows:

Asset Class	Number of Funds Offered	Total Assets	Advisory Fee Range (1)
		($ in millions)	(%)
Fixed Income	27	$14,921.5	1.85-0.21
US Equity	22	12,451.9	2.15-0.40
International/Global Equity	9	8,645.6	1.20-0.65
Alternatives	9	969.2	1.30-0.55
Asset Allocation	5	721.8	1.00-0.45
Total Open-End Funds	72	$37,710.0

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

Closed-End Funds

Our closed-end funds are offered in a variety of asset classes and various strategies such as, infrastructure, energy and global multi-sector. We managed the following closed-end funds as of December 31, 2018, each of which is traded on the New York Stock Exchange:

Fund Type/Name	Total Assets	Advisory Fee
	($ in millions)%
Asset Allocation
DNP Select Income Fund	$3,600.9	0.60-0.50	(1)
Virtus Global Dividend & Income Fund Inc.	325.0	0.70	(2)
Virtus Total Return Fund Inc.	289.1	0.85	(2)
Equity
Duff & Phelps Global Utility Income Fund	800.7	1.00	(1)
Alternatives
Duff & Phelps Select MLP and Midstream Energy Fund	190.1	1.00	(2)
Fixed Income
Duff & Phelps Utility and Corporate Bond Trust	355.3	0.50	(1)
Virtus Global Multi-Sector Income Fund	201.9	0.95	(2)
DTF Tax-Free Income Inc.	193.0	0.50	(1)
Total Closed-End Funds	$5,956.0

(1)	Percentage of average weekly net assets. A range indicates that the fund has breakpoints at which management advisory fees decrease as assets in the fund increase.

(2)	Percentage of average daily net assets of each fund.

Exchange Traded Funds

We offer ETFs in a range of actively managed and index-based investment capabilities across multiple asset classes, subadvised by affiliated managers and select unaffiliated investment subadvisers. The ETFs are available through Virtus ETF Advisers, a multi-manager ETF sponsor and affiliate of Virtus. We managed the following ETFs at December 31, 2018:

Fund Name	Total Assets	Advisory Fee (1)
	($ in millions)%
InfraCap MLP ETF	$405.9	0.075
Virtus Newfleet Multi-Sector Bond ETF	77.2	0.700
Virtus Newfleet Dynamic Credit ETF	60.5	0.550
Virtus LifeSci Biotech Clinical Trials ETF	26.9	0.450
Virtus LifeSci Biotech Products ETF	24.5	0.450
InfraCap REIT Preferred ETF	21.1	0.075
Reaves Utilities ETF	13.4	0.075
Virtus Glovista Emerging Markets ETF	12.5	0.260
Virtus Cumberland Municipal Bond ETF	11.2	0.245
Virtus InfraCap U.S. Preferred Stock ETF	9.9	0.140
Virtus WMC Global Factor Opportunities ETF	4.5	0.280
Total ETFs	$667.6

(1)	Percentage of average daily net assets of each fund. Subadvisory fees paid on funds managed by unaffiliated subadvisers are not reflected in the percentages listed.

Retail Separate Accounts

Intermediary-Sold Managed Accounts

Intermediary-sold managed accounts are individual investment accounts that are primarily contracted through intermediaries as part of investment programs offered to retail investors.  Summary information about our intermediary-sold managed accounts as of December 31, 2018 is as follows:

Asset Class	Total Assets
($ in millions)
Equity	$9,474.8
Fixed income	1,745.8
Alternative	54.3
Total Intermediary-Sold Managed Accounts	$11,274.9

Private Client Accounts

Private client accounts are investment accounts offered by our affiliate, Kayne Anderson Rudnick ("Kayne"), directly to individual investors.  Kayne has advisors who provide investment advisory services employing both affiliated and unaffiliated investment managers.  Summary information about our private client accounts as of December 31, 2018 is as follows:

Asset Class	Total Assets
($ in millions)
Equity	$2,252.0
Fixed income	1,400.9
Alternative	69.2
Asset Allocation	1.4
Total Private Client Accounts	$3,723.5

Institutional Accounts

Our institutional clients include corporations, multi-employer retirement funds, public employee retirement systems, foundations and endowments as well as subadvisory services to unaffiliated mutual funds. Summary information about our institutional accounts is as follows:

Asset Class	Total Assets
($ in millions)
Equity	$16,507.8
Fixed income	9,875.5
Alternatives	1,061.7
Total Institutional Accounts	$27,445.0

Structured Products

We act as collateral manager for structured finance products that primarily consist of collateralized loan obligations ("CLOs"). As of December 31, 2018, we managed $3.6 billion in structured finance products.

Our Investment Management, Administration and Shareholder Services
Our investment management, administration and shareholder service fees earned in each of the last three years were as follows:

	Years Ended December 31,
($ in thousands)	2018	2017	2016
Open-end funds	$231,175	$175,260	$129,542
Closed-end funds	41,455	44,687	43,342
Retail separate accounts	73,532	54,252	40,155
Institutional accounts	77,711	46,600	18,707
Structured products	9,622	6,302	2,211
Other products (1)	3,526	3,974	1,273
Total investment management fees	437,021	331,075	235,230
Administration fees	44,503	34,413	26,997
Shareholder service fees	19,111	14,583	11,264
Total	$500,635	$380,071	$273,491
(1) Includes ETFs and Liquidity strategies

Investment Management Fees

We provide investment management services pursuant to investment management agreements through our affiliated investment advisers (each an "Adviser"). With respect to our funds, the Adviser provides overall investment management services, pursuant to agreements with the funds that must be approved annually by the fund’s board of directors and that may be terminated without penalty, or automatically in certain situations, such as a "change in control" of the Adviser. We earn fees based on each fund’s average daily or weekly net assets with most fee schedules providing for rate declines or "breakpoints" as asset levels increase to certain thresholds. For funds managed by subadvisers, the agreement provides that the subadviser manage the day-to-day investment management of the fund’s portfolio and receive a management fee from the Adviser based on the percentage of average daily net assets in the funds they subadvise or a percentage of the Adviser’s management fee. Each fund bears all expenses associated with its operations. In some cases, to the extent total fund expenses exceed a specified percentage of a fund’s average net assets, the Adviser has agreed to reimburse the funds for such excess expenses. For certain of our exchange traded funds managed by unaffiliated subadvisers, the subadviser has agreed to pay the fund’s operating expenses in excess of the specified percentage of fund average assets.

For retail separate accounts and institutional accounts, fees are negotiated and based primarily on asset size, portfolio complexity and individual client requests. Fees for structured finance products, for which we act as the collateral manager, consist of senior, subordinated and, in certain instances, incentive management fees. Senior and subordinated management fees are calculated at a contractual fee rate applied against the end of the preceding quarter par value of the total collateral being managed with subordinated fees being recognized only after certain portfolio criteria are met. Incentive fees on certain of our CLOs are typically a percentage of the excess cash flows available to holders of the subordinated notes, above a threshold level internal rate of return.

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

Our retail separate accounts are distributed through financial intermediaries and directly by teams at our affiliated managers. Our institutional services are marketed through relationships with consultants as well as directly to clients. We target key market segments, including foundations and endowments, corporate, public and private pension plans, and provide subadvisory services to other investment advisors.

Our Broker-Dealer Services

We operate two broker-dealers that are registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are members of the Financial Industry Regulatory Authority ("FINRA"). They serve as principal underwriters and distributors of our open-end mutual funds and ETFs. Our broker-dealers are subject to the Securities and Exchange Commission’s ("SEC") net capital rule designed to enforce minimum standards regarding the general financial condition and liquidity of broker-dealers.

Open-end mutual fund shares and UCITS fund shares are distributed by VP Distributors, LLC ("VPD") under sales agreements with unaffiliated financial intermediaries. VPD also markets advisory services to sponsors of retail separate accounts. ETF Distributors, LLC ("ETFD") serves as the principal underwriter and distributor of our ETFs.

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
Our Regulatory Matters
We are subject to regulation by the SEC, FINRA and other federal and state agencies and self-regulatory organizations. Each affiliated manager and unaffiliated subadviser is registered with the SEC under the Investment Advisers Act. Each open-end mutual fund, closed-end fund and ETF is registered with the SEC under the Investment Company Act of 1940 (the "Investment Company Act"). Our UCITs are subject to regulation by the Central Bank of Ireland ("CBI"), and the funds and each investment manager and sub-investment manager to the UCITs are registered with the CBI.
The financial services industry is highly regulated, and failure to comply with related laws and regulations can result in the revocation of registrations, the imposition of censures or fines, and the suspension or expulsion of a firm and/or its employees from the industry. All of our U.S.-domiciled open-end mutual funds are currently available-for-sale and are qualified in all 50 states, Washington, D.C., Puerto Rico, Guam and the U.S. Virgin Islands. Our UCITS are sold through financial intermediaries to investors who are not citizens of or residents of the United States. Most aspects of our investment management business, including the business of the unaffiliated subadvisers, are subject to various U.S. federal and state laws and regulations.
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
Our Employees
As of December 31, 2018, we had 577 full-time equivalent employees. None of our employees are represented by a union.
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

A copy of our Corporate Governance Principles, our Code of Conduct and the charters of our Audit Committee, Compensation Committee, Governance Committee and Risk and Finance Committee are posted on our website at http://ir.virtus.com, under "Corporate Governance" and are available in print to any person who requests copies by contacting Investor Relations by email to: investor.relations@virtus.com or by mail to Virtus Investment Partners, Inc., c/o Investor Relations, One Financial Plaza, Hartford, CT 06103. Information contained on the website is not incorporated by reference or otherwise considered part of this document.

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
The majority of our revenues are generated from asset-based fees from investment management products and services to individuals and institutions. Therefore, if assets under management decline, our fee revenues would decline, reducing profitability as a portion of our expenses are fixed. Assets under management could decline, due to a variety of factors, including, but not limited to, the following:

•
General domestic and global economic and political conditions can influence assets under management. Changes in interest rates, the availability and cost of credit, inflation rates, economic uncertainty, changes in laws, trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts and security operations) and other conditions may impact the equity and credit markets which may influence our assets under management. Capital and credit markets can experience substantial volatility. Employment rates, continued economic weakness and budgetary challenges in parts of the world, the prospective impact of the United Kingdom’s withdrawal from the European Union, uncertainty regarding international trade policies, regional turmoil in the Middle East, concern over growth prospects in China and emerging markets, growing debt loads for certain countries, and uncertainty about the consequences of governments withdrawing monetary stimulus all indicate that economic and political conditions remain unpredictable. If the security markets decline or experience volatility, our assets under management and our revenues could be negatively impacted. Changes in currency exchange rates such as an increase in the value of the U.S. dollar relative to non-U.S. currencies could result in a decrease in the U.S. dollar value of assets under management that are denominated in non-U.S. currencies. In addition, diminishing investor confidence in the markets and/or adverse market conditions could result in a decrease in investor risk tolerance. Such a decrease could prompt investors to reduce their rate of investment or to fully withdraw from markets, which could lower our overall assets under management and have an adverse effect on our revenues, earnings and growth prospects.

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

•
The value of assets under management can decline due to price declines in specific securities, market segments or geographic areas where those assets are invested. Funds and portfolios that we manage, focused on certain geographic markets and industry sectors, are particularly vulnerable to political, social and economic events in those markets and sectors. If these markets or industries decline or experience volatility, this could have a negative impact on our assets under management and our revenues. For example, certain non-U.S. markets, particularly emerging markets, are not as developed or as efficient as the U.S. financial markets and, as a result, may be less liquid, less regulated and significantly more volatile than the U.S. financial markets. Liquidity in such markets may be adversely impacted by factors including political or economic events, government policies, expropriation, volume trading limits by foreign investors, and social or civil unrest. These factors may negatively impact the market value of an investment or our ability to dispose of it.

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

At December 31, 2018, the Company had $340.6 million of total debt outstanding, excluding debt of consolidated investment products, and $100.0 million in unused capacity on a credit facility. Under our Credit Agreement, we are required to use a portion of our cash flow to service interest and make required annual principal payments, which will restrict our cash flow available to pursue business growth opportunities. The Credit Agreement also contains covenants that limit our ability to return capital to shareholders. In addition, our indebtedness may make it more difficult for us to withstand or respond to adverse or changing business, regulatory and economic conditions. We cannot provide assurances that at all times in the future we will satisfy all such covenants or obtain any required waiver or amendment, in which event all indebtedness could become immediately due. Any or all of the above factors could materially adversely affect our financial position or results of operations.

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
The investment management industry in which we operate is subject to extensive and frequently changing regulation. We are regulated by the Securities and Exchange Commission ("SEC") under the Exchange Act, the Investment Company Act and the Investment Advisers Act, and we are subject to regulation by the Commodities Futures Trading Commission under the Commodities Exchange Act. Our UCITS and advisers are subject to regulation by the CBI. We are also regulated by FINRA, the Department of Labor under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), as well as other federal and state laws and regulations.

The regulatory environment in which we operate changes often and has seen increased focus in recent years. For example, in fiscal 2018 the SEC indicated the rule regarding the use of derivatives by registered open- and closed-end funds will be re-proposed by September 2019. If the use of derivatives rule is substantially similar to the rule originally proposed in fiscal 2015, the rule could negatively impact the provision of investment services or limit opportunities for certain funds that we manage and increase our management and administration costs, with potential adverse effects on our revenues, expenses and results of operations.

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

We periodically negotiate provisions and renewals of these relationships, and we cannot provide assurance that such terms will remain acceptable to us or the unaffiliated firms. These relationships can also be terminated upon short notice without penalty. In addition, the departure of key employees at unaffiliated subadvisers or data providers could cause higher redemption rates for certain assets under management and/or the loss of certain client accounts. An interruption or termination of unaffiliated firm relationships could affect our ability to market our products and result in a reduction in assets under management, which could have an adverse impact on our results of operations and financial condition.

We distribute our products through intermediaries, and changes in key distribution relationships could reduce our revenues, increase our costs and adversely affect our profitability.
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
Our technology systems, and those of third-party service providers, are critical to our operations. The ability to consistently and reliably obtain accurate securities pricing information, process client portfolio and fund shareholder transactions, and provide reports and other customer service to fund shareholders and clients in other accounts managed by us is an essential part of our business. Any delays or inaccuracies in obtaining pricing information, processing such transactions or such reports, other breaches and errors, and any inadequacies in other customer service could result in reimbursement obligations or other liabilities or alienate customers and potentially give rise to claims against us. Our customer service capability, as well as our ability to obtain prompt and accurate securities pricing information and to process transactions and reports, is highly dependent on third-party service providers’ information systems. Any failure or interruption of those systems, whether resulting from technology or infrastructure breakdowns, defects or external causes such as fire, natural disaster, computer viruses, acts of terrorism or power disruptions, could result in financial loss, negatively impact our reputation and negatively affect our ability to do business. Although we, and our third-party service providers, have disaster recovery plans in place, we may experience temporary interruptions if a natural or man-made disaster or prolonged power outage were to occur, which could have an adverse impact on our results of operations and financial condition.

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
Many aspects of our business involve substantial risks of liability, and there have been substantial incidences of litigation and regulatory investigations in the financial services industry in recent years, including customer claims as well as class action suits seeking substantial damages. From time to time, we and/or our funds may be named as defendants or co-defendants in lawsuits or be involved in disputes that involve the threat of lawsuits seeking substantial damages. We and/or our funds are also involved from time to time in governmental and self-regulatory organization investigations and proceedings. See Item 3. Legal Proceedings for further description of the Company's litigation matters.

Any lawsuits, investigations or proceedings could result in reputational damage, loss of clients and assets, settlements, awards, injunctions, fines, penalties, increased costs and expenses in resolving a claim, diversion of employee resources and resultant financial losses. Predicting the outcome of such matters is inherently difficult, particularly where claims are brought on behalf of various classes of claimants or by a large number of claimants, when claimants seek substantial or unspecified damages, or when investigations or legal proceedings are at an early stage. A substantial judgment, settlement, fine or penalty could be material to our operating results or cash flows for a particular period, depending on our results for that period, or could cause us significant reputational harm, which could harm our business prospects.

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
We use capital to seed new investment strategies and make new investments to introduce new products or enhance distribution access of existing products.  At December 31, 2018, the Company had $92.8 million of seed capital investments, comprising $54.9 million of marketable securities and $37.9 million of net interests in consolidated investment products ("CIPs"), and $90.1 million of investments in CLOs that comprise $86.0 million of net interests in CIPs and $4.1 million of non-consolidated CLOs. These investments are in a variety of asset classes including alternative, fixed income and equity strategies.  Many of these investments employ a long-term investment strategy and entail an optimal investment period spanning several years. Accordingly, during this investment period, the Company’s capital utilized in these investments may not be available for other corporate purposes at all or without significantly diminishing our investment return. We cannot provide assurance that these investments will perform as expected. Moreover, increases or decreases in the value of these investments will increase the volatility of our earnings, and a decline in the value of these investments would result in the loss of capital and have an adverse impact on our results of operations and financial condition.

Our intended quarterly distributions may not be paid as intended or at all.
The declaration, payment and determination of the amount of our quarterly dividends may change at any time. In making decisions regarding our quarterly dividends, we consider general economic and business conditions, our strategic plans and prospects, our businesses and investment opportunities, our financial condition and operating results, consideration required for potential purchases of affiliate non controlling interest, working capital requirements and anticipated cash needs, contractual restrictions (including under the terms of our Credit Agreement and the Mandatory Convertible Preferred Stock that we issued on February 1, 2017) and obligations, legal, tax, regulatory and other restrictions that may have implications on the payment of distributions by us to our shareholders or by our subsidiaries to us, and such other factors as we may deem relevant. Our ability to pay dividends in excess of our current quarterly dividends is subject to restrictions under the terms of our Credit Agreement. We cannot make any assurances that any distributions will be paid.

We may need to raise additional capital in the future, and resources may not be available to us in sufficient amounts or on acceptable terms, which could have an adverse impact on our business.
Our ability to meet our future cash needs is dependent upon our ability to generate cash. Although we have successfully generated sufficient cash in the past, we may not do so in the future. As of December 31, 2018, we maintained $201.7 million in cash and cash equivalents, $92.8 million in seed capital investments and $90.1 million of investments in CLOs that comprise $86.0 million of net interests in CIPs and $4.1 million of marketable securities and had $100.0 million available under our credit facility. Also at December 31, 2018 we had $340.6 million in debt outstanding excluding the notes payable of our CIPs for which risk of loss to the Company is limited to our $86.0 million investment in such products. See Footnote 19 of our consolidated financial statements for additional information on the notes payable of the CIPs. Our ability to access capital markets efficiently depends on a number of factors, including the state of credit and equity markets, interest rates and credit spreads. We may need to raise capital to fund new business initiatives in the future, and financing may not be available to us in sufficient amounts, on acceptable terms, or at all. If we are unable to access sufficient capital on acceptable terms, our business could be adversely impacted.

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

We have goodwill and intangible assets on our balance sheet which could become impaired.
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
We regularly review, and from time to time have discussions on and engage in, potential significant transactions, including potential acquisitions, consolidations, joint ventures or similar transactions, some of which may be material. We cannot provide assurance that we will be successful in negotiating the required agreements or successfully close transactions after signing such agreements. In addition, in entering into such transactions, we may expect to achieve certain financial benefits, including such things as revenue or cost synergies, and we may not ultimately be able to realize such benefits.

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
Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K as well as the following risks and uncertainties resulting from: (a) any reduction in our assets under management; (b) withdrawal, renegotiation or termination of investment advisory agreements; (c) damage to our reputation; (d) failure to comply with investment guidelines or other contractual requirements; (e) inability to satisfy financial covenants and payments related to our indebtedness; (f) inability to attract and retain key personnel; (g) challenges from the competition we face in our business; (h) adverse regulatory and legal developments; (i) unfavorable changes in tax laws or limitations; (j) adverse developments related to unaffiliated subadvisers; (k) negative implications of changes in key distribution relationships; (l) interruptions in or failure to provide critical technological service by us or third parties; (m) volatility associated with our common and preferred stock; (n) adverse civil litigation and government investigations or proceedings; (o) risk of loss on our investments; (p) inability to make quarterly common and preferred stock distributions; (q) lack of sufficient capital on satisfactory terms; (r) losses or costs not covered by insurance; (s) impairment of goodwill or intangible assets; (t) inability to achieve expected acquisition-related benefits and other risks and uncertainties. Any occurrence of, or any material adverse change in, one or more risk factors or risks and uncertainties referred to in this Annual Report on Form 10-K or our other periodic reports filed with the SEC could materially and adversely affect our operations, financial results, cash flows, prospects and liquidity.

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

We lease our principal offices, which are located at One Financial Plaza, Hartford, CT 06103. In addition, we lease office space in California, Connecticut, Florida, Georgia, Illinois, Massachusetts, New Jersey and New York.

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

In re Virtus Investment Partners, Inc. Securities Litigation; formerly Tom Cummins v. Virtus Investment Partners Inc. et al

On February 20, 2015, a putative class action complaint was filed against the Company and certain of the Company’s current officers (the "defendants") in the United States District Court for the Southern District of New York (the "Court"). On August 21, 2015, the plaintiffs filed a Consolidated Class Action Complaint (the "Complaint") purportedly filed on behalf of all purchasers of the Company’s common stock between January 25, 2013 and May 11, 2015 (the "Class Period"). The Complaint alleged that, during the Class Period, the defendants disseminated materially false and misleading statements and concealed material adverse facts relating to certain funds and alleged claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5. While the Company believed that the suit was without merit, on May 18, 2018, it executed a final settlement agreement with the plaintiffs settling all claims in the litigation in order to avoid the cost, distraction, disruption, and inherent litigation uncertainty. The settlement was approved by the Court on December 4, 2018, and on January 11, 2019, the Court entered final judgment, concluding the action.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NASDAQ Global Market under the trading symbol "VRTS." As of February 11, 2019, we had 7,011,182 shares of common stock outstanding that were held by approximately 51,500 holders of record.
On February 21, 2019, our board of directors declared a quarterly cash dividend of $0.55 per common share to be paid on May 15, 2019 to shareholders of record at the close of business on April 30, 2019 and a $1.8125 dividend per share on our mandatory convertible preferred stock, to be paid on May 1, 2019 to shareholders of record at the close of business on April 15, 2019.
In making decisions regarding our quarterly dividend, we consider general economic and business conditions, our strategic plans and prospects, our businesses and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions and obligations, legal, tax, regulatory and other restrictions that may have implications on the payment of distributions by us to our common shareholders or by our subsidiaries to us, and such other factors as we may deem relevant. We cannot provide any assurances that any distributions, whether quarterly or otherwise, will continue to be paid in the future.
Issuer Purchases of Equity Securities

As of December 31, 2018, 4,180,045 shares of our common stock have been authorized to be repurchased under a share repurchase program approved by our Board of Directors, and 624,803 shares remain available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

During the year ended December 31, 2018, we repurchased a total of 258,953 common shares for approximately $27.5 million. The following table sets forth information regarding our share repurchases in each month during the quarter ended December 31, 2018:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
October 1—31, 2018	9,426	$99.19	9,426	775,524
November 1—30, 2018	95,374	$98.90	95,374	680,150
December 1—31, 2018	55,347	$83.59	55,347	624,803
Total	160,147		160,147

(1)	Average price paid per share is calculated on a settlement basis and excludes commissions.
(2) The share repurchases above were completed pursuant to a program announced in the fourth quarter of 2010 and most recently expanded in December 2017. This repurchase program is not subject to an expiration date.

There were no unregistered sales of equity securities during the fourth quarter of fiscal 2018. Shares of our common stock purchased by participants in our Employee Stock Purchase Plan were delivered to participant accounts via open market purchases at fair value by the third-party administrator under the plan. We do not reserve shares for this plan or discount the purchase price of the shares.

Item 6.	Selected Financial Data.
The following table sets forth our selected consolidated financial and other data at the dates and for the periods indicated. The selected financial data should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
($ in thousands, except per share data)	2018 (1)	2017 (1)(3)	2016 (1)	2015 (2)	2014 (2)
Results of Operations
Revenues	$552,235	$425,607	$322,554	$381,977	$450,598
Operating expenses	439,136	367,572	271,740	301,599	319,878
Operating income (loss)	113,099	58,035	50,814	80,378	130,720
Income tax expense (benefit)	32,961	40,490	21,044	36,972	39,349
Net income (loss)	76,080	39,939	48,763	30,671	96,965
Net income (loss) attributable to common stockholders	67,192	28,676	48,502	35,106	97,700
Earnings (loss) per share—basic	9.37	4.09	6.34	3.99	10.75
Earnings (loss) per share—diluted	8.86	3.96	6.20	3.92	10.51
Cash dividends declared per preferred share	7.25	7.25	—	—	—
Cash dividends declared per common share	2.00	1.80	1.80	1.80	1.35
	As of December 31,
	2018 (1)	2017 (1)(3)	2016 (2)	2015 (2)	2014 (2)
Balance Sheet Data
Cash and cash equivalents	$201,705	$132,150	$64,588	$87,574	$202,847
Investments	79,558	108,492	89,371	56,738	63,448
Investments of consolidated investment products	1,749,568	1,597,752	489,042	522,820	236,652
Goodwill and other intangible assets, net	629,178	472,107	45,215	47,588	47,043
Total assets	2,870,535	2,590,799	824,388	859,729	698,773
Accrued compensation and benefits	93,339	86,658	47,885	49,617	54,815
Debt	329,184	248,320	30,000	—	—
Notes payable of consolidated investment product	1,620,260	1,457,435	328,761	—	—
Total liabilities	2,169,187	1,981,397	465,449	276,408	112,350
Redeemable noncontrolling interests	57,481	4,178	37,266	73,864	23,071
Mandatory convertible preferred stock	110,843	110,843	—	—	—
Total equity	643,867	605,224	321,673	509,457	563,352
	As of December 31,
	2018	2017	2016	2015	2014
($ in millions)
Assets Under Management
Total assets under management	$92,030	$90,963	$45,366	$47,385	$56,702
Total long-term assets under management	$90,417	$88,835	$45,366	$47,385	$56,702

(1)	Derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	Derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

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

We offer investment strategies for individual and institutional investors in different product structures and through multiple distribution channels. Our investment strategies are available in a diverse range of styles and disciplines, managed by a collection of differentiated investment managers. We have offerings in various asset classes (domestic and international equity, fixed income and alternative), market capitalizations (large, mid and small), styles (growth, core and value) and investment approaches (fundamental, quantitative and thematic). Our retail products include open-end funds and exchange traded funds ("ETFs"), as well as closed-end funds and retail separate accounts. Our institutional products include a variety of equity and fixed income strategies for corporations, multi-employer retirement funds, public employee retirement systems, foundations, and endowments. We also provide subadvisory services to other investment advisors.

We distribute our open-end funds and ETFs principally through financial intermediaries. We have broad distribution access in the retail market, with distribution partners that include national and regional broker-dealers, independent broker-dealers and registered investment advisors, banks and insurance companies. In many of these firms, we have a number of products that are on preferred "recommended" lists and on fee-based advisory programs. Our sales efforts are supported by regional sales professionals, a national account relationship group and separate teams for ETFs and the retirement and insurance channels. Our retail separate accounts are distributed through financial intermediaries and directly by teams at other investment advisors.

Our institutional services are marketed through relationships with consultants as well as directly to clients. We target key market segments, including foundations and endowments, corporate, public and private pension plans, and subadvisory relationships.

Market Developments

The U.S. and global equity markets decreased in value in 2018, as evidenced by decreases in major indices. The MSCI World Index ended the year at 1,884, down 10.4% from 2,103 at the start of the year. The Standard & Poor’s 500 Index ended the year at 2,507, down 6.2% from 2,674, and the Russell 2000 ended at 1,349, down 12.2% from 1,536 at the start of the year. The major U.S. bond index, the Bloomberg Barclays U.S. Aggregate Bond Index, remained relatively flat in 2018 ending the year at 2,047 compared to 2,046 at the start of the year. The S&P/LSTA Leveraged Loan Index decreased 0.6% in 2018 ending the year at 2,054 compared to 2,067 at the start of the year.

The financial markets have a significant impact on the value of our assets under management and on the level of our sales and flows. The capital and financial markets could experience fluctuation, volatility and declines, as they have in the past, which could impact investment returns and asset flows among investment products as well as investor choices and preferences among investment products. The changes in our assets under management may also be affected by the factors discussed in Item 1A of this Annual Report on Form 10-K "Risk Factors."

Financial Highlights

•	Net income per diluted share was $8.86 in 2018, up $4.90, or 123.7%, from $3.96 per diluted share in 2017.

•	Total sales (inflows) were $22.8 billion in 2018 compared with $15.4 billion in 2017. Net outflows were $3.7 billion in 2018 compared with $0.2 billion in 2017.

•	Assets under management were $92.0 billion at December 31, 2018 compared with $91.0 billion at December 31, 2017.

Sustainable Growth Advisers, LP

On July 1, 2018, we completed our majority investment in Sustainable Growth Advisers (the "SGA Acquisition"), an investment manager with $11.3 billion in assets under management at June 30, 2018.

RidgeWorth Investments

On June 1, 2017, we acquired RidgeWorth Investments (the "RW Acquisition," and together with the SGA Acquisition, the "Acquisitions" or "Acquired Businesses"), a multi-boutique investment management firm that managed approximately $40.1 billion in assets under management as of June 1, 2017, including $35.7 billion in long term assets under management and $4.4 billion in liquidity strategies.

Assets Under Management

At December 31, 2018, total assets under management were $92.0 billion, representing an increase of $1.1 billion, or 1.2%, from December 31, 2017. The increase was primarily due to the SGA Acquisition, partially offset by negative market performance of $4.5 billion and net outflows of $3.7 billion. Long-term assets under management, which exclude liquidity strategies, were $90.4 billion at December 31, 2018, up 1.8% from $88.8 billion at the end of the prior year.

Average long-term assets under management, which exclude assets in liquidity strategies, were $94.6 billion for the twelve months ended December 31, 2018, an increase of $24.4 billion, or 34.7%, from $70.2 billion for the twelve months ended December 31, 2017. The year-over-year increase in long-term average assets under management was primarily due to the Acquired Businesses.

Investment Performance - Open End Funds

The following table presents our open end funds' three-year average annual return and the corresponding three-year benchmark index average annual return as of December 31, 2018. Also presented with each fund is its Morningstar Peer Group and its three-year ranking within that peer group.

			Three-Year:	Three-Year
		Benchmark Index	Average Return (1)	Benchmark Index
Fund Type/Name	Assets ($ in millions)	Morningstar Peer Group	Peer Group Percentile Ranking (2)	Return (3)
Retail Funds			(%)	(%)
Alternatives
Virtus Duff & Phelps Real Estate Securities Fund	$542.3	FTSE NAREIT Equity REITs Index	1.99	2.89
		Real Estate Funds	54
Virtus Duff & Phelps International Real Estate Securities Fund	167.9	FTSE EPRA NAREIT Developed ex-U.S. Index (net)	5.01	4.40
		Global Real Estate Funds	11
Virtus Duff & Phelps Global Infrastructure Fund	81.2	Global Infrastructure Linked Benchmark (4)	7.32	7.77
		Infrastructure Funds	15
Virtus Aviva Multi-Strategy Target Return Fund	64.4	U.S. Treasury Federal Funds Rate	(2.07)	0.74
		Multialternative Funds	94
Virtus Duff & Phelps Global Real Estate Securities Fund	40.3	FTSE EPRA NAREIT Developed Index (net)	3.95	2.72
		Global Real Estate Funds	21

			Three-Year:	Three-Year
		Benchmark Index	Average Return (1)	Benchmark Index
Fund Type/Name	Assets ($ in millions)	Morningstar Peer Group	Peer Group Percentile Ranking (2)	Return (3)
Asset Allocation
Virtus Strategic Allocation Fund	404.3	Strategic Allocation Fund Linked Benchmark (5)	4.18	6.97
		Allocation--50% to 70% Equity	69
Virtus Tactical Allocation Fund	124.9	Tactical Allocation Fund Linked Benchmark (6)	4.28	6.89
		Allocation--50% to 70% Equity	66
Virtus Rampart Multi-Asset Trend Fund	61.3	Dow Jones Global Moderate Portfolio Index	1.62	5.53
		Tactical Allocation	79
Virtus Herzfeld Fund	51.8	60% MSCI AC World Index (net) / 40% Bloomberg Barclays U.S. Aggregate	6.47	4.92
		Allocation--50% to 70% Equity	12
Equity
Virtus KAR Small-Cap Growth Fund	4,053.7	Russell 2000® Growth Index	22.91	7.24
		Small Growth Funds	1
Virtus Ceredex Mid-Cap Value Equity Fund	2,515.0	Russell Midcap® Value Index	7.34	6.06
		Mid-Cap Value Funds	20
Virtus Ceredex Large-Cap Value Equity Fund	1,318.2	Russell 1000® Value Index	6.34	6.95
		Large Value Funds	62
Virtus KAR Small-Cap Core Fund	1,208.9	Russell 2000® Index	15.83	7.36
		Small Growth Funds	3
Virtus Ceredex Small-Cap Value Equity Fund	556.5	Russell 2000® Index	7.65	7.37
		Small Blend Funds	23
Virtus KAR Small-Cap Value Fund	501.4	Russell 2000® Value Index	7.56	7.37
		Small Growth Funds	63
Virtus KAR Capital Growth Fund	424.1	Russell 1000® Growth Index	7.18	11.15
		Large Growth Funds	81
Virtus Rampart Equity Trend Fund	358.5	S&P 500® Index	2.97	9.26
		Large Blend Funds	97
Virtus KAR Mid-Cap Core Fund	267.4	Russell Midcap® Index	10.04	7.04
		Mid-Cap Growth Funds	16
Virtus Rampart Sector Trend Fund	216.7	S&P 500® Index	4.41	9.26
		Large Blend Funds	94
Virtus KAR Mid-Cap Growth Fund	169.9	Russell Midcap® Growth Index	13.52	8.59
		Mid-Cap Growth Funds	3
Virtus Rampart Enhanced Core Equity Fund	131.3	S&P 500® Index	6.18	9.26
		Large Blend Funds	82
Virtus Silvant Large-Cap Growth Stock Fund	97.3	Russell 1000® Growth Index	6.67	11.15
		Large Growth Funds	85

			Three-Year:	Three-Year
		Benchmark Index	Average Return (1)	Benchmark Index
Fund Type/Name	Assets ($ in millions)	Morningstar Peer Group	Peer Group Percentile Ranking (2)	Return (3)
Virtus Zevenbergen Innovative Growth Stock Fund	96.2	Russell 3000® Growth Index	13.44	10.85
		Large Growth Funds	4
Virtus Horizon Wealth Masters Fund	51.5	Russell Midcap® Index	5.35	7.04
		Mid-Cap Blend Funds	58
Virtus Silvant Small-Cap Growth Stock Fund	23.9	Russell 2000® Growth Index	5.31	7.24
		Small Growth Funds	86
Fixed Income
Virtus Newfleet Multi-Sector Short Term Bond Fund	6,246.0	ICE BofAML 1-3 Year A-BBB US Corporate Index	2.85	2.06
		Short-Term Bond Funds	7
Virtus Seix Floating Rate High Income Fund	5,308.9	Credit Suisse Leveraged Loan Index	4.98	5.03
		Bank Loan Funds	17
Virtus Seix Total Return Bond Fund	444.6	Bloomberg Barclays U.S. Aggregate Bond Index	1.80	2.06
		Intermediate-Term Bond Funds	69
Virtus Newfleet Senior Floating Rate Fund	426.4	S&P/LSTA Leveraged Loan Index	3.69	4.83
		Bank Loan Funds	52
Virtus Newfleet Low Duration Income Fund	384.4	Low Duration Income Linked Benchmark (7)	1.98	1.60
		Short-Term Bond	26
Virtus Seix Investment Grade Tax-Exempt Bond Fund	322.0	Bloomberg Barclays Municipal 1-15 Yr Blend (1-17) Index	1.50	1.96
		Muni National Interm	65
Virtus Seix High Income Fund	296.7	Bloomberg Barclays U.S. Corporate High Yield Bond Index	6.95	7.23
		High Yield Bond Funds	14
Virtus Seix High Yield Fund	290.3	ICE BofAML US High Yield BB-B Constrained Index	6.01	6.33
		High Yield Bond Funds	37
Virtus Newfleet Multi-Sector Intermediate Bond Fund	248.0	Bloomberg Barclays U.S. Aggregate Bond Index	4.68	2.06
		Multisector Bond Funds	24
Virtus Seix Core Bond Fund	145.8	Bloomberg Barclays U.S. Aggregate Bond Index	1.97	2.06
		Intermediate Term Bond Funds	59
Virtus Newfleet Tax-Exempt Bond Fund	137.0	Virtus Tax-Exempt Bond Fund Linked Benchmark (8)	1.75	2.03
		Muni National Interm Funds	45
Virtus Seix Georgia Tax-Exempt Bond Fund	75.1	Bloomberg Barclays Municipal Bond Index	1.69	2.30
		Muni Single-State Interm Funds	22

			Three-Year:	Three-Year
		Benchmark Index	Average Return (1)	Benchmark Index
Fund Type/Name	Assets ($ in millions)	Morningstar Peer Group	Peer Group Percentile Ranking (2)	Return (3)
Virtus Newfleet Credit Opportunities Fund	74.9	Bloomberg Barclays U.S. High-Yield 2% Issuer Capped Bond Index	3.11	7.23
		High Yield Bond Funds	96
Virtus Newfleet Bond Fund	64.3	Bloomberg Barclays U.S. Aggregate Bond Index	2.67	2.06
		Intermediate Term Bond Funds	21
Virtus Newfleet High Yield Fund	56.9	Bloomberg Barclays U.S. High-Yield 2% Issuer Capped Bond Index	5.13	7.23
		High Yield Bond	65
Virtus Seix High Grade Municipal Bond Fund	49.3	Bloomberg Barclays Municipal Bond Index	2.27	2.30
		Muni National Long Funds	39
Virtus Seix Corporate Bond Fund	40.9	Bloomberg Barclays U.S. Corporate Investment Grade Bond Index	3.61	3.26
		Corporate Bond Funds	29
Virtus Seix U.S. Mortgage Fund	24.7	Bloomberg Barclays U.S. Mortgage Backed Securities Index	1.42	1.71
		Intermediate Government Funds	21
Virtus Newfleet CA Tax-Exempt Bond Fund	24.0	Bloomberg Barclays California Municipal Bond Index	1.99	2.17
		Muni California Long Funds	58
Virtus Seix Virginia Intermediate Municipal Bond Fund	23.7	Bloomberg Barclays Municipal 1-15 Yr Blend (1-17) Index	1.76	1.96
		Muni Single State Interm Funds	18
Virtus Seix Short-Term Municipal Bond Fund	20.2	Bloomberg Barclays Municipal 1-5 Yr Index	0.90	1.15
		Muni National Short	46
Virtus Seix North Carolina Tax-Exempt Bond Fund	15.6	Bloomberg Barclays Municipal Bond Index	1.32	2.30
		Muni Single State Interm Funds	55
International/Global
Virtus Vontobel Emerging Markets Opportunities Fund	6,244.8	MSCI Emerging Markets Index (net)	5.33	9.25
		Diversified Emerging Markets	74
Virtus Vontobel Foreign Opportunities Fund	953.2	MSCI EAFE® Index (net)	3.67	2.87
		Foreign Large Growth	39
Virtus KAR International Small-Cap Fund	900.1	MSCI AC World Ex U.S. Small Cap Index (net)	13.17	3.82
		Foreign Small/Mid Blend	1
Virtus Vontobel Global Opportunities Fund	211.1	MSCI AC World Index (net)	8.57	6.60
		World Large Stock	11
Virtus WCM International Equity Fund	90.2	MSCI AC World ex USA Index (net)	6.70	4.48
		Foreign Large Growth	9
Virtus KAR Emerging Markets Small-Cap Fund	69.7	MSCI Emerging Markets Small Cap Index (net)	12.91	3.68
		Diversified Emerging Markets	3
Virtus KAR Global Quality Dividend Fund	33.7	Global Quality Dividend Linked Benchmark (9)	5.76	8.79
		World Large Stock	N/A

			Three-Year:	Three-Year
		Benchmark Index	Average Return (1)	Benchmark Index
Fund Type/Name	Assets ($ in millions)	Morningstar Peer Group	Peer Group Percentile Ranking (2)	Return (3)
Global Funds
Virtus G.F. Multi-Sector Short Duration Bond Fund	49.7	Bloomberg Barclays U.S. Intermediate Aggregate Bond Index	2.05	1.72
		USD Diversified Bond - Short Term	43
Virtus G.F. U.S. Small Cap Focus Fund	30.4	Russell 2000® Index	21.47	7.36
		US Small-Cap Equity	2
Variable Insurance Funds
Virtus KAR Capital Growth Series	187.2	Russell 1000® Growth Index	7.75	11.15
		Large Growth	73
Virtus Duff & Phelps International Series	137.1	MSCI EAFE® Index (net)	(1.67)	2.87
		Foreign Large Blend	99
Virtus Newfleet Multi-Sector Intermediate Bond Series	114.6	Bloomberg Barclays U.S. Aggregate Bond Index	4.32	2.06
		Multisector Bond	34
Virtus Rampart Enhanced Core Equity Series	85.8	S&P 500® Index	5.44	9.26
		Large Blend	88
Virtus KAR Small-Cap Growth Series	84.0	Russell 2000® Growth Index	25.58	7.24
		Small Growth	1
Virtus Strategic Allocation Series	79.4	Strategic Allocation Series Linked Benchmark (10)	4.12	6.97
		Allocation--50% to 70% Equity	71
Virtus KAR Small-Cap Value Series	69.7	Russell 2000® Value Index	8.55	7.37
		Small Growth	48
Virtus Duff & Phelps Real Estate Securities Series	65.6	FTSE NAREIT Equity REITs Index	1.90	2.89
		Real Estate	56
Other Funds	55.1
	$37,710.0

(1)
Represents the average annual total return performance of the largest share class as measured by net assets for which performance data is available. Performance shown does not include the effect of applicable sales charges, if any. Had any applicable sales charges been reflected, performance would be lower than shown above.

(2)	Represents the peer ranking of the fund’s average annual total return according to Morningstar. Fund returns are reported net of fees.

(3)
Represents the average annual total return of the benchmark index. Benchmark indices are unmanaged, their returns do not reflect any fees, expenses or sales charges, and they are not available for direct investment.

(4)
The Global Infrastructure Linked Benchmark consists of the FTSE Developed Infrastructure 50/50 Index (net). The Global Infrastructure Linked Benchmark prior to October 1, 2016 consisted of the MSCI World Infrastructure Sector Capped Index.

(5)
The Strategic Allocation Fund Linked Benchmark consists of 45% Russell 1000® Growth Index, 15% MSCI EAFE® Index and 40% Bloomberg Barclays U.S. Aggregate Bond Index. The Strategic Allocation Fund Linked Benchmark prior to September 7, 2016 consisted of 60% S&P 500® Index and 40% Bloomberg Barclays U.S. Aggregate Bond Index.

(6)
The Tactical Allocation Fund Linked Benchmark consists of 45% Russell 1000® Growth Index, 15% MSCI EAFE® Index and 40% Bloomberg Barclays U.S. Aggregate Bond Index. The Tactical Allocation Fund Linked Benchmark prior to September 7, 2016 consisted of 50% S&P 500® Index and 50% Bloomberg Barclays U.S. Aggregate Bond Index.

(7)
The Low Duration Income Linked Benchmark costs of the ICE BofAML 1-5 Year US Corporate & Government Bond Index. The Low Duration Income Linked Benchmark prior to February 1, 2017 consisted of the Bloomberg Barclays U.S. Intermediate Government/Credit Bond Index.

(8)	The Tax-Exempt Bond Linked Benchmark consists of the ICE BofAML 1-22 Year US Municipal Securities Index, a subset of the Bank of America Merrill Lynch U.S. Municipal Securities Index.

(9)
The Global Quality Dividend Linked Benchmark consists of the Russell Developed Large Cap Index. The Global Quality Dividend Linked Benchmark prior to February 1, 2017 consisted of the Russell 1000® Value Index.

(10)
The Strategic Allocation Series Linked Benchmark consists of 45% Russell 1000® Growth Index, 15% MSCI EAFE® Index and 40% Bloomberg Barclays U.S. Aggregate Bond Index. The Strategic Allocation Series Linked Benchmark prior to September 7,

2016 consisted of 60% S&P 500® Index and 40% Bloomberg Barclays U.S. Aggregate Bond Index.

(11)	Represents all funds that do not yet have a three-year average return based on their inception date or funds with assets of less than $10.0 million.
Past performance does not guarantee future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost.

Operating Results

In 2018, total revenues increased 29.8%, or $126.6 million, to $552.2 million from $425.6 million in 2017 primarily due to additional revenues from an increase in average assets primarily as a result of the Acquired Businesses. Operating income increased by 94.9%, or $55.1 million, to $113.1 million in 2018 from $58.0 million in 2017, due to the same factors driving the increase in total revenues.

Assets Under Management by Product

The following table summarizes our assets under management by product:

	As of December 31,			As of Change
($ in millions)	2018	2017	2016	2018 vs. 2017%		2017 vs. 2016%
Open-End Funds (1)	$37,710.0	$43,077.6	$23,432.8	$(5,367.6)	(12.5)%	$19,644.8	83.8%
Closed-End Funds	5,956.0	6,666.2	6,757.4	(710.2)	(10.7)%	(91.2)	(1.3)%
Exchange Traded Funds	667.6	1,039.2	596.8	(371.6)	(35.8)%	442.4	74.1%
Retail Separate Accounts	14,998.4	13,936.8	8,473.5	1,061.6	7.6%	5,463.3	64.5%
Institutional Accounts	27,445.0	20,815.9	5,492.7	6,629.1	31.8%	15,323.2	279.0%
Structured Products	3,640.3	3,298.8	613.1	341.5	10.4%	2,685.7	438.1%
Total Long-Term	90,417.3	88,834.5	45,366.3	1,582.8	1.8%	43,468.2	95.8%
Liquidity (2)	1,612.5	2,128.7	—	(516.2)	(24.2)%	2,128.7	n/m
Total Assets Under Management	$92,029.8	$90,963.2	$45,366.3	$1,066.6	1.2%	$45,596.9	100.5%
Average Long-Term Assets Under Management (3)	$94,567.2	$70,212.4	$45,325.2	$24,354.8	34.7%	$24,887.2	54.9%
Average Assets Under Management (3)	$96,278.2	$72,286.1	$45,325.2	$23,992.1	33.2%	$26,960.9	59.5%

(1)	Represents assets under management of U.S. retail funds, offshore funds and variable insurance funds

(2)	Represents assets under management in liquidity strategies, including certain open-end funds and institutional accounts

(3)	Averages are calculated as follows:
- Funds - average daily or weekly balances
- Retail Separate Accounts - prior quarter ending balance or average of month-end balances in quarter
- Institutional Accounts and Structured Products - average of month-end balances in quarter

The following table summarizes asset flows by product:

Asset Flows by Product

($ in millions)	Years Ended December 31,
	2018	2017	2016
Open-End Funds (1)
Beginning balance	$43,077.6	$23,432.8	$28,882.1
Inflows	14,836.2	9,776.9	7,070.1
Outflows	(17,098.4)	(10,561.0)	(13,117.7)
Net flows	(2,262.2)	(784.1)	(6,047.6)
Market performance	(2,521.5)	5,107.0	898.7
Other (2)	(583.9)	15,321.9	(300.4)
Ending balance	$37,710.0	$43,077.6	$23,432.8
Closed-End Funds
Beginning balance	$6,666.2	$6,757.4	$6,222.3
Inflows	21.6	—	—
Outflows	—	(112.8)	(103.3)
Net flows	21.6	(112.8)	(103.3)
Market performance	(288.9)	444.4	794.9
Other (2)	(442.9)	(422.8)	(156.5)
Ending balance	$5,956.0	$6,666.2	$6,757.4
Exchange Traded Funds
Beginning balance	$1,039.2	$596.8	$340.8
Inflows	290.5	732.6	382.8
Outflows	(341.9)	(152.6)	(124.8)
Net flows	(51.4)	580.0	258.0
Market performance	(162.9)	21.5	20.3
Other (2)	(157.3)	(159.1)	(22.3)
Ending balance	$667.6	$1,039.2	$596.8
Retail Separate Accounts
Beginning balance	$13,936.8	$8,473.5	$6,784.4
Inflows	3,060.7	2,730.3	1,825.5
Outflows	(2,439.8)	(1,746.2)	(1,156.9)
Net flows	620.9	984.1	668.6
Market performance	(736.3)	1,996.1	1,023.5
Other (2)	1,177.0	2,483.1	(3.0)
Ending balance	$14,998.4	$13,936.8	$8,473.5
Institutional Accounts
Beginning balance	$20,815.9	$5,492.7	$4,799.7
Inflows	4,143.3	1,684.4	1,345.3
Outflows	(6,542.9)	(2,698.1)	(1,039.3)
Net flows	(2,399.6)	(1,013.7)	306.0
Market performance	(992.0)	1,339.4	412.6
Other (2)	10,020.7	14,997.5	(25.6)
Ending balance	$27,445.0	$20,815.9	$5,492.7
Structured Products
Beginning balance	$3,298.8	$613.1	$356.0
Inflows	421.4	474.3	316.3
Outflows	(71.0)	(345.8)	(70.3)
Net flows	350.4	128.5	246.0
Market performance	180.0	65.7	20.1
Other (2)	(188.9)	2,491.5	(9.0)
Ending balance	$3,640.3	$3,298.8	$613.1

Total Long-Term
Beginning balance	$88,834.5	$45,366.3	$47,385.3
Inflows	22,773.7	15,398.5	10,940.0
Outflows	(26,494.0)	(15,616.5)	(15,612.3)
Net flows	(3,720.3)	(218.0)	(4,672.3)
Market performance	(4,521.6)	8,974.1	3,170.1
Other (2)	9,824.7	34,712.1	(516.8)
Ending balance	$90,417.3	$88,834.5	$45,366.3
Liquidity (3)
Beginning balance	$2,128.7	$—	$—
Other (2)	(516.2)	2,128.7	—
Ending balance	$1,612.5	$2,128.7	$—
Total
Beginning balance	$90,963.2	$45,366.3	$47,385.3
Inflows	22,773.7	15,398.5	10,940.0
Outflows	(26,494.0)	(15,616.5)	(15,612.3)
Net flows	(3,720.3)	(218.0)	(4,672.3)
Market performance	(4,521.6)	8,974.1	3,170.1
Other (2)	9,308.5	36,840.8	(516.8)
Ending balance	$92,029.8	$90,963.2	$45,366.3

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

(3)	Represents assets under management in liquidity strategies, including in certain open-end funds and institutional accounts

The following table summarizes our assets under management by asset class:

	December 31,			Change
($ in millions)	2018	2017	2016	2018 vs. 2017%		2017 vs. 2016%
Asset Class
Equity	$53,297.1	$45,779.8	$25,822.3	$7,517.3	16.4%	$19,957.5	77.3%
Fixed income	33,425.2	38,740.0	15,523.6	(5,314.8)	(13.7)%	23,216.4	149.6%
Alternatives (1)	3,695.0	4,314.7	4,020.4	(619.7)	(14.4)%	294.3	7.3%
Liquidity (2)	1,612.5	2,128.7	—	(516.2)	(24.2)%	2,128.7	N/M
Total	$92,029.8	$90,963.2	$45,366.3	$1,066.6	1.2%	$45,596.9	100.5%

(1)	Consists of real estate securities, mid-stream energy securities and master limited partnerships, options strategies and other

(2)	Represents assets under management in liquidity strategies, including certain open-end funds and institutional accounts

Average Assets Under Management and Average Fees Earned

The following table summarizes the average management fees earned in basis points and average assets under management:

	December 31,
($ in millions, except average fee earned data which is in basis points)	Average Fee Earned (expressed in basis points)			Average Assets Under Management ($ in millions) (2)
	2018	2017	2016	2018	2017	2016
Products
Open-End Funds (1)	52.6	49.7	49.3	$43,622.8	$34,932.6	$25,551.7
Closed-End Funds	66.0	66.0	65.8	6,283.7	6,770.0	6,583.6
Exchange Traded Funds	14.9	25.0	31.4	984.9	890.8	406.3
Retail Separate Accounts	48.2	48.6	54.3	15,069.1	11,001.2	7,273.9
Institutional Accounts	31.1	32.1	37.3	24,965.8	14,515.0	5,009.4
Structured Products	43.1	40.8	44.2	3,640.9	2,102.8	500.3
All Long-Term Products	46.4	46.9	50.9	94,567.2	70,212.4	45,325.2
Liquidity (3)	10.4	8.0	—	1,711.0	2,073.7	—
All Products	45.7	45.8	50.9	$96,278.2	$72,286.1	$45,325.2

(1)	Represents assets under management of U.S. retail funds, offshore funds and variable insurance funds
(2)     Averages are calculated as follows:
- Funds - average daily or weekly balances
- Retail Separate Accounts - prior-quarter ending balance or average of month-end balances in quarter
- Institutional Accounts and Structured Products - average of month-end balances in quarter

(3)	Represents assets under management in liquidity strategies, including certain open-end funds and institutional accounts

Average fees earned represent investment management fees, net of fees paid to third-party investment management service providers and investment management fees earned from consolidated investment products, divided by average net assets. Open-end fund, closed-end fund and exchange traded fund fees are calculated based on average daily or weekly net assets. Retail separate account fees are calculated based on the end of the preceding or current quarter’s asset values or on an average of month-end balances. Institutional account fees are calculated based on an average of month-end balances or current quarter’s asset values. Structured product fees are calculated based on a combination of the underlying cash flows and the principal value of the product. Average fees earned will vary based on several factors, including the asset mix and expense reimbursements to funds.

Year ended December 31, 2018 compared to year ended December 31, 2017. The average fee rate earned on long-term products for 2018 decreased by 0.5 basis points compared to the prior year, primarily due to the impact on the average fees earned as a result of the assets from the Acquired Businesses having lower blended fee rates. The products most impacted by the Acquired Businesses were institutional accounts and retail separate accounts, where the additional assets had a lower overall fee rate. The decrease in the average fee rates for ETFs was primarily due to higher fund expense reimbursements on newly-launched funds. These decreases were partially offset by shifts in the underlying asset mix to higher fee earning strategies in open-end funds and certain incentive related fees earned primarily from structured products.

Year ended December 31, 2017 compared to year ended December 31, 2016. The average fee rate earned on long-term products for 2017 decreased by 4.0 basis points compared to the same period in the prior year, primarily due to the impact of the lower blended fee rate of the assets from the RW Acquisition. The product categories most impacted were institutional accounts and retail separate accounts, where the additional assets were primarily in fixed income strategies. The 0.4 basis point increase in average fees earned on open-end funds was primarily attributable to market appreciation and positive net flows in higher fee equity products.

Results of Operations
Summary Financial Data

	Years Ended December 31,			Change
($ in thousands)	2018	2017	2016	2018 vs. 2017%		2017 vs. 2016%
Investment management fees	$437,021	$331,075	$235,230	$105,946	32.0%	$95,845	40.7%
Other revenue	115,214	94,532	87,324	20,682	21.9%	7,208	8.3%
Total revenues	552,235	425,607	322,554	126,628	29.8%	103,053	31.9%
Total operating expenses	439,136	367,572	271,740	71,564	19.5%	95,832	35.3%
Operating income (loss)	113,099	58,035	50,814	55,064	94.9%	7,221	14.2%
Other income (expense), net	(23,180)	18,161	8,819	(41,341)	(227.6)%	9,342	105.9%
Interest income (expense), net	19,122	4,233	10,174	14,889	351.7%	(5,941)	(58.4)%
Income (loss) before income taxes	109,041	80,429	69,807	28,612	35.6%	10,622	15.2%
Income tax expense (benefit)	32,961	40,490	21,044	(7,529)	(18.6)%	19,446	92.4%
Net income (loss)	76,080	39,939	48,763	36,141	90.5%	(8,824)	(18.1)%
Noncontrolling interests	(551)	(2,927)	(261)	2,376	(81.2)%	(2,666)	1,021.5%
Net Income (Loss) Attributable to Stockholders	$75,529	$37,012	$48,502	$38,517	104.1%	$(11,490)	(23.7)%
Preferred stockholder dividends	(8,337)	(8,336)	—	(1)	—%	$(8,336)	N/M
Net Income (Loss) Attributable to Common Stockholders	67,192	28,676	48,502	38,516	134.3%	$(19,826)	(40.9)%
Earnings (loss) per share-diluted	$8.86	$3.96	$6.20	$4.90	123.7%	$(2.24)	(36.1)%

Revenues

Revenues by source were as follows:

	Years Ended December 31,			Change
($ in thousands)	2018	2017	2016	2018 vs. 2017%		2017 vs. 2016%
Investment management fees
Open-end funds	$231,175	$175,260	$129,542	$55,915	31.9%	$45,718	35.3%
Closed-end funds	41,455	44,687	43,342	(3,232)	(7.2)%	1,345	3.1%
Retail separate accounts	73,532	54,252	40,155	19,280	35.5%	14,097	35.1%
Institutional accounts	77,711	46,600	18,707	31,111	66.8%	27,893	149.1%
Structured products	9,622	6,302	2,211	3,320	52.7%	4,091	185.0%
Other products	3,526	3,974	1,273	(448)	(11.3)%	2,701	212.2%
Total investment management fees	437,021	331,075	235,230	105,946	32.0%	95,845	40.7%
Distribution and service fees	50,715	44,322	48,250	6,393	14.4%	(3,928)	(8.1)%
Administration and shareholder service fees	63,614	48,996	38,261	14,618	29.8%	10,735	28.1%
Other income and fees	885	1,214	813	(329)	(27.1)%	401	49.3%
Total revenues	$552,235	$425,607	$322,554	$126,628	29.8%	$103,053	31.9%

Investment Management Fees

Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payments.

Year ended December 31, 2018 compared to year ended December 31, 2017. Investment management fees increased by $105.9 million, or 32.0%, for the year ended December 31, 2018 due to a 33.2%, or $24.0 billion, increase in average assets under management, primarily as a result of the Acquired Businesses.

Year ended December 31, 2017 compared to year ended December 31, 2016. Investment management fees increased by $95.8 million, or 40.7%, for the year ended December 31, 2017 due to a 59.5%, or $27.0 billion, increase in average assets under management, primarily as a result of the RW Acquisition as well as positive market performance for the year. The year ended December 31, 2017 included approximately $77.1 million of investment management fee revenues generated by additional assets from the RW Acquisition.

Distribution and Service Fees

Distribution and service fees are asset-based fees earned from open-end funds for marketing and distribution services.

Year ended December 31, 2018 compared to year ended December 31, 2017. Distribution and service fees increased by $6.4 million, or 14.4%, for the year ended December 31, 2018, primarily due to the adoption of ASC 606 Revenue from Contracts with Customers ("ASC 606"). The adoption of ASC 606 resulted in a change from the Company’s prior presentation whereby front-end sales charges earned for the sale execution of certain share classes were previously presented net of the amounts retained by unaffiliated third-party dealers and banks. These front-end sales charges earned are now presented on a gross basis.

Year ended December 31, 2017 compared to year ended December 31, 2016. Distribution and service fees decreased by $3.9 million, or 8.1%, for the year ended December 31, 2017 due to lower average open-end assets under management in share classes that have distribution and service fees.

Administration and Shareholder Servicing Fees

Administration and shareholder servicing fees represent fees earned for fund administration and shareholder services from our open-end mutual funds and certain of our closed-end funds.

Year ended December 31, 2018 compared to year ended December 31, 2017. Fund administration and shareholder servicing fees increased $14.6 million, or 29.8%, for the year ended December 31, 2018 primarily due to an increase in administration and shareholder servicing fees of $9.9 million in 2018 as a result of the RW Acquisition, which were largely offset by higher fund expense reimbursements which are included in net investment management fees.

Year ended December 31, 2017 compared to year ended December 31, 2016. Fund administration and shareholder servicing fees increased $10.7 million, or 28.1%, for the year ended December 31, 2017 primarily due to $9.8 million in additional administration and shareholder servicing fees as a result of the additional assets and funds from the RW Acquisition which more than offset higher fund expense reimbursements included in net investment management fees.

Other Income and Fees

Other income and fees primarily represent contingent sales charges earned from investor redemptions of certain shares sold without a front-end sales charge.

Year ended December 31, 2018 compared to year ended December 31, 2017. Other income and fees decreased $0.3 million, or 27.1%, in 2018. The decrease was primarily due to $0.5 million in other income related to the recovery of costs from a third-party service provider during the first quarter of 2017 that did not recur in 2018.

Year ended December 31, 2017 compared to year ended December 31, 2016. Other income and fees increased $0.4 million, or 49.3%, primarily due to an increase in other income related to the recovery of costs from a third-party service provider during the first quarter of 2017.

Operating Expenses

Operating expenses by category were as follows:

	Years Ended December 31,			Change
($ in thousands)	2018	2017	2016	2018 vs. 2017%		2017 vs. 2016%
Operating expenses
Employment expenses	$238,501	$191,394	$135,641	$47,107	24.6%	$55,753	41.1%
Distribution and other asset-based expenses	92,441	71,987	69,049	20,454	28.4%	2,938	4.3%
Other operating expenses	74,853	69,410	50,274	5,443	7.8%	19,136	38.1%
Other operating expenses of consolidated investment products	3,515	8,531	6,953	(5,016)	(58.8)%	1,578	22.7%
Restructuring and severance	87	10,580	4,270	(10,493)	(99.2)%	6,310	147.8%
Depreciation and other amortization	4,597	3,497	3,092	1,100	31.5%	405	13.1%
Amortization expense	25,142	12,173	2,461	12,969	106.5%	9,712	394.6%
Total operating expenses	$439,136	$367,572	$271,740	$71,564	19.5%	$95,832	35.3%

Employment Expenses

Employment expenses primarily consist of fixed and variable compensation and related employee benefit costs.

Year ended December 31, 2018 compared to year ended December 31, 2017. Employment expenses of $238.5 million increased $47.1 million, or 24.6%, from the prior year ended December 31, 2017. The increase reflects the addition of employees from the Acquired Businesses and higher profit-based compensation primarily related to increased profits at our affiliates.

Year ended December 31, 2017 compared to year ended December 31, 2016. Employment expenses of $191.4 million increased $55.8 million, or 41.1%, from the prior year. The increase reflected $30.9 million of employment expenses as a result of the June 1, 2017 addition of employees from the RW Acquisition and higher sales-based and profit-based compensation, due to a 40.7% increase in total sales and increased profits at our affiliates.

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

Year ended December 31, 2018 compared to year ended December 31, 2017. Distribution and other asset-based expenses increased $20.5 million, or 28.4%, from the prior year due to the adoption of ASC 606 which resulted in the gross presentation of front-end sales charges earned and paid on certain open-end mutual fund share classes. Additionally, there were increased asset-based shareholder service fees to financial intermediaries related to mutual funds from the RW Acquisition, as compared to the prior year.

Year ended December 31, 2017 compared to year ended December 31, 2016. Distribution and other asset-based expenses increased $2.9 million, or 4.3%, from the prior year primarily due to increased asset-based shareholder service fees to financial intermediaries related to mutual funds from the RW Acquisition.

Other Operating Expenses

Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and distribution related costs, rent and occupancy expenses, and other business costs.

Year ended December 31, 2018 compared to year ended December 31, 2017. Other operating expenses increased $5.4 million, or 7.8%, to $74.9 million for the year ended December 31, 2018 from the prior year primarily due to the Acquired Businesses.

Year ended December 31, 2017 compared to year ended December 31, 2016. Other operating expenses increased $19.1 million, or 38.1%, to $69.4 million for the year ended December 31, 2017 from the prior year primarily due to $9.7 million of acquisition and integration expenses from professional fees and other operating expenses relating to the RW Acquisition.

Other Operating Expenses of Consolidated Investment Products

Year ended December 31, 2018 compared to year ended December 31, 2017. Other operating expenses of consolidated investment products decreased $5.0 million, or 58.8%, to $3.5 million for the year ended December 31, 2018 from the prior year primarily due to non-recurring refinancing costs incurred in the prior year for one of our consolidated CLOs.

Year ended December 31, 2017 compared to year ended December 31, 2016. Other operating expenses of consolidated investment products increased $1.6 million, or 22.7%, to $8.5 million for the year ended December 31, 2017 from the prior year primarily due to $1.5 million in higher operating expenses attributable to the addition of four consolidated investment products as a result of the RW Acquisition.

Restructuring and Severance

Year ended December 31, 2018 compared to year ended December 31, 2017. During the year ended December 31, 2017, we incurred $10.6 million in restructuring and severance costs primarily related to the RW Acquisition, comprised of $9.6 million in severance costs related to staff reductions and $1.0 million in restructuring costs related to future lease obligations and leasehold improvement write-offs. We did not incur significant restructuring and severance costs in the current year.

Year ended December 31, 2017 compared to year ended December 31, 2016. During the year ended December 31, 2017, we incurred $10.6 million in restructuring and severance costs primarily related to the RW Acquisition, which resulted in $9.6 million in severance costs related to staff reductions and $1.0 million in restructuring costs related to future lease obligations and leasehold improvement write-offs. We incurred $4.3 million in restructuring and severance costs for the year ended December 31, 2016. Approximately $3.9 million was related to severance costs associated with staff reductions, primarily in business support areas, and $0.4 million related to future lease obligations and leasehold improvements for vacated office space.

Depreciation and Other Amortization

Depreciation and other amortization consists primarily of the straight-line depreciation of furniture, equipment and leasehold improvements.

Year ended December 31, 2018 compared to year ended December 31, 2017. Depreciation and other amortization increased $1.1 million, or 31.5%, to $4.6 million for the year ended December 31, 2018 primarily due to an increase in assets as a result of the Acquired Businesses.

Year ended December 31, 2017 compared to year ended December 31, 2016. Depreciation and other amortization expense increased $0.4 million, or 13.1%, to $3.5 million for the year ended December 31, 2017 primarily due to an increase in assets as a result of the RW Acquisition.

Amortization Expense

Amortization expense consists of the amortization of definite-lived intangible assets, over their estimated useful lives.

Year ended December 31, 2018 compared to year ended December 31, 2017. Amortization expense increased $13.0 million, or 106.5%, to $25.1 million for the year ended December 31, 2018 primarily due to an increase in definite lived intangible assets as a result of the Acquired Businesses.

Year ended December 31, 2017 compared to year ended December 31, 2016. Amortization expense increased $9.7 million, or 394.6%, to $12.2 million for the year ended December 31, 2017 primarily due to an increase in definite lived intangible assets as a result of the RW Acquisition.

Other Income (Expense), net

Other Income (Expense), net by category were as follows:

	Years Ended December 31,			Change
($ in thousands)	2018	2017	2016	2018 vs. 2017%		2017 vs. 2016%
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	$(5,217)	$2,973	$4,982	$(8,190)	(275.5)%	$(2,009)	40.3%
Realized and unrealized gain (loss) on investments of consolidated investment products, net	(21,252)	13,553	2,748	(34,805)	(256.8)%	10,805	(393.2)%
Other income (expense), net	3,289	1,635	1,089	1,654	101.2%	546	50.1%
Total Other Income (Expense), net	$(23,180)	$18,161	$8,819	$(41,341)	(227.6)%	$9,342	(105.9)%

Realized and Unrealized Gain (Loss) on Investments, net

Year ended December 31, 2018 compared to year ended December 31, 2017. Realized and unrealized gain (loss) on investments, net decreased for the year ended December 31, 2018 by $8.2 million from the prior year. The realized and unrealized losses on investments, net during the year ended December 31, 2018 were primarily attributable to unrealized losses on investments in international equity and alternative strategies, consistent with broad equity market indices. The realized and unrealized gains on investments, net during the year ended December 31, 2017 primarily consisted of unrealized gains on investments in domestic equity strategies.

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

Realized and Unrealized Gain (Loss) on Investments of Consolidated Investment Products, net

Year ended December 31, 2018 compared to year ended December 31, 2017. Realized and unrealized gain (loss), net on investments of consolidated investment products decreased $34.8 million from the prior year. The decrease primarily consisted of unrealized losses of $47.6 million on the investments of our CIPs, primarily due to changes in market values of leveraged loans, partially offset by $12.8 million in changes on the notes payable.

Year ended December 31, 2017 compared to year ended December 31, 2016. Realized and unrealized gains, net on investments of consolidated investment products increased by $10.8 million from the prior year. The increase primarily consisted of $15.3 million in changes on the notes payable, partially offset by unrealized losses of $1.8 million on the investments of our CIPs.

Other Income (Expense), net

Year ended December 31, 2018 compared to year ended December 31, 2017. Other income (expense), net increased during the year ended December 31, 2018 by $1.7 million, or 101.2%, as compared to the prior year. The increase was due to higher earnings on equity method investments.

Year ended December 31, 2017 compared to year ended December 31, 2016. Other income (expense), net increased $0.6 million, or 50.1% compared to the prior year due to higher earnings on equity method investments and the RW Acquisition.

Interest Income, net

Interest Income, (Expense), net by category were as follows:

	Years Ended December 31,			Change
($ in thousands)	2018	2017	2016	2018 vs. 2017%		2017 vs. 2016%
Interest Income (Expense)
Interest expense	$(19,445)	$(12,007)	$(679)	$(7,438)	61.9%	$(11,328)	(1,668.3)%
Interest and dividend income	4,999	2,160	$1,743	2,839	131.4%	417	23.9%
Interest and dividend income of investments of consolidated investment products	98,356	49,323	$20,402	49,033	99.4%	28,921	141.8%
Interest expense of consolidated investment products	(64,788)	(35,243)	(11,292)	(29,545)	83.8%	(23,951)	212.1%
Total Interest Income, net	$19,122	$4,233	$10,174	$14,889	351.7%	$(5,941)	(58.4)%

Interest Expense

Year ended December 31, 2018 compared to year ended December 31, 2017. Interest expense increased $7.4 million for the year ended December 31, 2018 compared to the prior year due to the higher average level of debt outstanding compared to the prior year.

Year ended December 31, 2017 compared to year ended December 31, 2016. Interest expense increased $11.3 million for the year ended December 31, 2017 compared to the prior year due to the write-off of $1.1 million in unamortized deferred financing costs as a result of the termination of a prior credit facility and $1.2 million in delayed draw fees associated with our new credit agreement and a higher average level of debt outstanding compared to the same period in the prior year.

Interest and Dividend Income
Interest and dividend income consists of interest and dividend income earned on cash equivalents and our marketable securities.

Year ended December 31, 2018 compared to year ended December 31, 2017. Interest and dividend income increased $2.8 million, or 131.4%, in 2018 compared to the prior year primarily due to a higher concentration of our investments in CLOs as compared to the prior year.

Year ended December 31, 2017 compared to year ended December 31, 2016. Interest and dividend income increased $0.4 million, or 23.9%, in 2017 compared to the prior year primarily due to a higher concentration of dividend paying marketable securities during 2017 compared to the prior year.

Interest and Dividend Income of Investments of Consolidated Investment Products

Year ended December 31, 2018 compared to year ended December 31, 2017. Interest and dividend income of consolidated investment products increased $49.0 million, or 99.4%, compared to the prior year primarily due a higher balance of investments of our consolidated investment products due to the RW Acquisition.

Year ended December 31, 2017 compared to year ended December 31, 2016. Interest and dividend income of consolidated investment products increased $28.9 million, or 141.8%, compared to the prior year primarily due a higher balance of investments of our consolidated investment products compared to prior year.

Interest Expense of Consolidated Investment Products

Year ended December 31, 2018 compared to year ended December 31, 2017. Interest expense increased by $29.5 million, or 83.8%, compared to the prior year primarily due to higher average debt balances for our CIPs primarily from the RW Acquisition.

Year ended December 31, 2017 compared to year ended December 31, 2016. Interest expense increased by $24.0 million, or 212.1%, compared to the prior year primarily due to higher average debt balances for our CIPs.

Income Tax Expense

Year ended December 31, 2018 compared to year ended December 31, 2017. The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 30.2% and 50.3% for 2018 and 2017, respectively. On December 22, 2017, the Tax Cuts and Jobs Act (the Tax Act) was enacted, which among other items reduced the federal corporate tax rate to 21% effective January 1, 2018. This decrease in tax rates was partially offset by a decrease in the tax benefit associated with valuation allowance changes related to our investments.

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
Liquidity and Capital Resources
Certain Financial Data
The following tables summarize certain financial data relating to our liquidity and capital resources:

	December 31,			Change
($ in thousands)	2018	2017	2016	2018 vs. 2017%		2017 vs. 2016%
Balance Sheet Data
Cash and cash equivalents	$201,705	$132,150	$64,588	$69,555	52.6%	$67,562	104.6%
Investments	79,558	108,492	89,371	(28,934)	(26.7)%	19,121	21.4%
Debt	329,184	248,320	30,000	80,864	32.6%	218,320	727.7%
Redeemable noncontrolling interests	57,481	4,178	37,266	53,303	1,275.8%	(33,088)	(88.8)%
Total equity	643,867	605,224	321,673	38,643	6.4%	283,551	88.1%

	Years Ended December 31,			Change
($ in thousands)	2018	2017	2016	2018 vs. 2017%		2017 vs. 2016%
Cash Flow Data
Provided by (used in)
Operating activities	$(62,555)	$(182,859)	$20,918	$120,304	(65.8)%	$(203,777)	974.2%
Investing activities	(121,228)	(416,994)	3,079	295,766	(70.9)%	(420,073)	13,643.2%
Financing activities	204,157	750,464	(48,063)	(546,307)	(72.8)%	798,527	(1,661.4)%

Overview

At December 31, 2018, we had $201.7 million of cash and cash equivalents and $79.6 million of investments which includes $61.3 million of investment securities compared to $132.2 million of cash and cash equivalents and $108.5 million of investments which includes $89.8 million of investment securities at December 31, 2017.

On July 1, 2018, we closed on the acquisition of a majority interest in SGA that was funded with $105.0 million in additional term loan debt and existing balance sheet resources. At December 31, 2018, we had $340.6 million outstanding under our term loan maturing June 1, 2024 (the "Term Loan") and no outstanding borrowings under our $100.0 million revolving credit facility (the "Credit Facility").

Uses of Capital

Our main uses of capital related to operating activities include payments of annual incentive compensation, interest on our indebtedness, income taxes, and other operating expenses, which primarily consist of investment research, technology costs, professional fees, distribution and occupancy costs. Annual incentive compensation, which is one of the largest annual operating cash expenditures, is typically paid in the first quarter of the year. In the first quarter of 2018 and 2017, we paid approximately $74.1 million and $39.7 million, respectively, in incentive compensation earned during the years ended December 31, 2017 and 2016, respectively.

In addition to operating activities, other uses of cash could include: (i) investments in organic growth, including expanding our distribution efforts; (ii) seeding or launching new products, including seeding funds or sponsoring CLO issuances; (iii) principal payments on debt outstanding through scheduled amortization, excess cash flow payment requirements or additional paydowns; (iv) dividend payments to preferred and common stockholders; (v) common share repurchases; (vi) investments in our infrastructure; (vii) investments in inorganic growth opportunities as they arise; (viii) integration costs, including restructuring and severance, related to potential acquisitions, if any; and (ix) potential purchases of affiliate noncontrolling interests.

Capital and Reserve Requirements

We operate two broker-dealer subsidiaries registered with the SEC that are subject to certain rules regarding minimum net capital. The broker-dealers are required to maintain a ratio of "aggregate indebtedness" to "net capital," as defined, which may not exceed 15 to 1, and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us including additional reporting requirements, a lower required ratio of aggregate indebtedness to net capital or interruption of our business. At December 31, 2018 and 2017, the ratio of aggregate indebtedness to net capital of our broker-dealers was below the maximum allowed, and net capital was significantly greater than the required minimum.

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

Operating Cash Flow

Net cash used in operating activities of $62.6 million for 2018 decreased by $120.3 million from net cash used in operating activities of $182.9 million in 2017. The decrease was due to higher net income partially offset by less net purchases of investments by consolidated investment products during 2018.

Net cash used in operating activities of $182.9 million for 2017 increased by $203.8 million from net cash provided by operating activities of $20.9 million in 2016. The increase was primarily due to an increase in net purchases of investments of our consolidated investment products

Investing Cash Flow

Cash flows from investing activities consist primarily of capital expenditures and other investing activities related to our business operations. Net cash used in investing activities of $121.2 million for 2018 decreased by $295.8 million from net cash used in investing activities of $417.0 million in 2017. The primary investing activities for the year ended 2018 was the SGA Acquisition of $127.0 million.

Net cash used in investing activities of $417.0 million for 2017 decreased by $420.1 million from net cash provided by investing activities of $3.1 million in 2016. The primary investing activities for the year ended December 31, 2017 were $393.4 million of net cash used for the RW Acquisition and $21.4 million for the purchase of available for sale securities.

Financing Cash Flow

Cash flows from financing activities consist primarily of the issuance of common and preferred stock, return of capital through repurchases of common shares, dividends, withholding obligations for the net share settlement of employee share transactions, and contributions to noncontrolling interests related to our consolidated investment products. Net cash provided by financing activities decreased $546.3 million to $204.2 million in 2018 compared to net cash provided by financing activities of $750.5 million in the prior year. The primary reason for the decrease was due to the RW Acquisition in the prior year which included the following: cash raised of $220.5 million related to the issuance of preferred stock and common stock, $244.1 million in term loan borrowings. Additionally, the prior year included $369.0 million of net borrowings by consolidated investment products. Current year activity included $81.2 million in net corporate borrowings and $187.9 million of net proceeds from the issuance of notes payable by consolidated investment products in the current year.

Net cash provided by financing activities increased $798.8 million to $750.5 million in 2017 compared to net cash used in financing activities of $48.1 million in the prior year. The primary reason for the increase was due to cash raised of $220.5 million related to the issuance of preferred stock and common stock, net of issuance costs paid, $244.1 million in term loan borrowings, net of issuance costs paid, and $369.0 million in net borrowings of our consolidated investment products. These financing cash inflows were partially offset by the repayments of $30.0 million on our terminated credit facility.

Credit Agreement

At December 31, 2018, $340.6 million was outstanding under the Term Loan, and no amounts were outstanding under the Credit Facility. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented on the consolidated balance sheet net of related debt issuance costs which were $11.4 million as of December 31, 2018.

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

The Credit Agreement includes a financial maintenance covenant that we will not permit the Total Net Leverage Ratio to exceed 2.50:1.00 as of the last day of any fiscal quarter; provided that this covenant will apply only if on such day the aggregate principal amount of outstanding revolving loans and letters of credit under the Credit Facility exceeds 30% of the aggregate revolving commitments as of such day.

The Term Loan amortizes at the rate of 1.00% per annum payable in equal quarterly installments and will be mandatorily repaid with: (a) 50% of our excess cash flow, as defined in the Credit Agreement, on an annual basis, beginning with the fiscal year ended December 31, 2018, stepping down to 25% if our secured net leverage ratio declines below 1.0, and further stepping down to 0% if our secured net leverage ratio declines below 0.5; (b) the net proceeds of certain asset sales, casualty or condemnation events, subject to customary reinvestment rights; and (c) the proceeds of any indebtedness incurred other than indebtedness permitted to be incurred by the Credit Agreement.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2018:

	Payments Due
($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Lease obligations	$38.0	$6.1	$15.5	$6.9	$9.5
Term Loan (1)	428.6	20.3	59.8	348.5	—
Credit Facility, including commitment fee (1)	1.7	0.5	1.2	—	—
Minimum payments on service contracts (2)	8.4	7.5	0.8	0.1	—
Total	$476.7	$34.4	$77.3	$355.5	$9.5

(1)
At December 31, 2018, we had $340.6 million outstanding under our Term Loan, which has a variable interest rate, and no amount outstanding under our Credit Facility. Payments due are estimated based on the variable interest rate and commitment fee rate in effect on December 31, 2018. Debt of CIP is excluded from the above table as we are not obligated for these amounts. See Item 8, Financial Statements and Supplementary Data - Note 19 "Consolidation" for additional information

(2)
Service contracts include contractual amounts that will be due to purchase goods and services to be used in our operations and may be canceled at earlier times than those indicated under certain conditions that may include termination fees.

Affiliate non-controlling interests that are redeemable have been excluded from the above table as there is significant uncertainty as to the timing and amount of any non-controlling interest purchase in the future. Accordingly, future payments to purchase non-controlling interests have been excluded from the above table, unless a put or call option has been exercised and a mandatory firm commitment exists for us to purchase such noncontrolling interests.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the use of estimates. Actual results may vary from these estimates. Management believes the following critical accounting policies are important to understanding our results of operations and financial position.

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

We evaluate any variable interest entities ("VIEs") in which we have a variable interest for consolidation. A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) where as a group, the holders of the equity investment at risk do not possess: (i) the power, through voting or similar rights, to direct the activities that most significantly impact the entity’s economic performance, (ii) the obligation to absorb expected losses or the right to receive expected residual returns of the entity, or (iii) proportionate voting and economic interests and where substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor with disproportionately fewer voting rights. If an entity has any of these characteristics, it is considered a VIE and is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that has both the power to direct the activities that most significantly impact the VIE’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

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

Noncontrolling Interests

Noncontrolling interests include third party investor equity in consolidated investment products and minority interests held in an affiliate.

Noncontrolling interests - consolidated investment products

Represents third-party investor equity in in the Company's consolidated investment products and are classified as redeemable noncontrolling interests if investors in those products may request withdrawal at any time.

Noncontrolling interests - affiliate

Represents minority interests held in a consolidated affiliate. Minority interests held in an affiliate are subject to holder put rights and Company call rights at established multiples of earnings before interest, taxes, depreciation and amortization and, as such, are considered redeemable at other than fair value. They are exercisable at pre-established intervals (between four and seven years from their July 2018 issuance or upon certain conditions such as retirement). The put and call rights are not legally detachable or separately exercisable and are deemed to be embedded in the related noncontrolling interests. The Company, in purchasing affiliate equity, has the option to settle in cash or shares of common stock and is entitled to the cash flow associated with any purchased equity. In addition, under certain circumstances the Company may issue or sell equity interests of the affiliate to employees or partners of the affiliate. Affiliate minority interests are generally recorded at estimated redemption value within redeemable noncontrolling interests on the Company's condensed consolidated balance sheets, and changes in estimated redemption value of these interests are recorded in the Company’s condensed consolidated statements of operations within noncontrolling interests.

Fair Value Measurements and Fair Value of Financial Instruments

The Financial Accounting Standards Board ("FASB") defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation hierarchy contains three levels as follows:

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

The following is a discussion of the valuation methodologies used for the Company’s assets measured at fair value:

Sponsored funds represent investments in open-end, closed-end funds and ETFs for which we act as the investment manager. The fair value of open-end funds is determined based on their published net asset values and are categorized as Level 1. The fair value of closed-end funds and ETFs are determined based on the official closing price on the exchange on which they are traded and are categorized as Level 1.

Equity securities include securities traded on active markets and are valued at the official closing price (typically last sale or bid) on the exchange on which the securities are primarily traded and are categorized as Level 1.

Trading debt securities and Investments - available for sale represent investments in CLOs for which the Company provides investment management services. The investments in collateralized loan obligations are measured at fair value based on independent third party valuations and are categorized as Level 2 or Level 3. The independent third party valuations are based on discounted cash flow analyses and comparable trade data.

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

Goodwill

As of December 31, 2018, the carrying value of goodwill was $290.4 million. Goodwill represents the excess of the purchase price of acquisitions over the fair value of identified net assets and liabilities acquired. We perform goodwill impairment tests annually, or more frequently should circumstances change, which could reduce the fair value below its carrying value. We have determined that we have only one reporting unit for purposes of assessing the carrying value of goodwill. Goodwill impairment testing is performed whenever events or changes in circumstances indicated that the carrying amount may not be recoverable. If we determine that the carrying value of the reporting unit is less than the fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss, if any. We completed our annual goodwill impairment assessment as of October 31, 2018, and no impairment was identified. For purposes of this assessment, we considered various qualitative factors, including but not limited to certain indicators of fair value (i.e., market capitalization and market multiplies for asset management businesses), and we determined that it was more likely than not that the fair value of our reporting unit was greater than its carrying value. Only a significant decline in the fair value of our reporting unit would indicate that an impairment may exist.

Indefinite-Lived Intangible Assets

As of December 31, 2018, the carrying value of indefinite-lived intangible assets was $43.5 million. Indefinite-lived intangible assets comprise trade names and acquired closed-end and ETF investment advisory contracts. We perform indefinite-lived intangible asset impairment tests annually, or more frequently, should circumstances change, which could reduce the fair value of indefinite-lived intangible assets below their carrying value. We completed our annual indefinite-lived intangible asset impairment assessment as of October 31, 2018, and no impairments were identified. For purposes of this assessment, we considered various qualitative factors for the investment advisory contracts related to the indefinite-lived intangible assets, including but not limited to (i) the growth in our assets under management, (ii) the positive operating margins and (iii) the positive cash flows generated, and we determined that it was more likely than not that the fair value of indefinite-lived intangible assets was greater than their carrying value. Only a significant decline in the fair value of our indefinite-lived intangible assets would indicate that an impairment may exist.

Definite-Lived Intangible Assets

As of December 31, 2018, the carrying value of definite-lived intangible assets was $295.3 million. Definite-lived intangible assets comprise acquired investment advisory contracts and trade names. We monitor the useful lives of definite-lived intangible assets and revise the useful lives, if necessary, based on the circumstances. Significant judgment is required in estimating the period that these assets will contribute to our cash flows and the pattern over which these assets will be consumed. A change in the remaining useful life of any of these assets could have a significant impact on our amortization expense. All amortization expense is calculated on a straight-line basis. For definite-lived intangible assets, impairment testing is performed whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine the carrying value of the definite-lived intangible assets is less than the sum of the undiscounted cash flows expected to result from the asset, we will quantify the impairment using a discounted cash flow model.

Revenue Recognition

Our revenues are recognized when a performance obligation is satisfied, which occurs when control of the services is transferred to customers. Investment management fees, distribution and service fees and administration and shareholder service fees are generally calculated as a percentage of average net assets of the investment portfolios managed. The net asset values from which investment management, distribution and service and administration and shareholder service fees are calculated are variable in nature and subject to factors outside of our control such as deposits, withdrawals and market performance. Because of this, they are considered constrained until the end of the contractual measurement period (monthly or quarterly) which is when asset values are generally determinable.

Investment Management Fees

We provide investment management services pursuant to investment management agreements through our affiliated investment advisers (each an "Adviser"). Investment management services represent a series of distinct daily service periods which are performed over time. Fees earned on funds are based on each fund’s average daily or weekly net assets which are generally received and calculated on a monthly basis. We record management fees net of investment management fees paid to unaffiliated subadvisers, as we consider ourselves to be an agent of the fund as it relates to the day-to-day investment management services performed by unaffiliated subadvisers, with our performance obligation being to arrange for the provision of that service and not control the specified service before that service is performed. Amounts paid to unaffiliated subadvisers for the years ended December 31, 2018, 2017 and 2016 were $46.7 million, $46.7 million and $47.2 million, respectively.

Retail separate account fees are generally based on the end of the preceding or current quarter's asset values or on an average of month-end balances. Institutional account fees are generally based on an average of month-end balances or current quarter’s asset values. Fees for structured finance products, for which we act as the collateral manager, consist of senior, subordinated and, in certain instances, incentive management fees. Senior and subordinated management fees are calculated at a contractual fee rate applied against the end of the preceding quarter par value of the total collateral being managed with subordinated fees being recognized only after certain portfolio criteria are met. Incentive fees on certain of our CLOs are typically a percentage of the excess cash flows available to holders of the subordinated notes, above a threshold level internal rate of return.

We rely on data provided to us by service providers for the pricing of our assets under management. Our service providers have formal valuation policies and procedures over the valuation of investments. As of December 31, 2018, our total assets under management by fair value hierarchy level, as defined by ASC 820, Fair Value Measurements and Disclosures, were approximately 62.7% Level 1, 37.2% Level 2, and 0.1% Level 3.

Distribution and Service Fees

Distribution and service fees are asset-based fees earned from open-end funds for distribution services. Depending on the fund type or share class, these fees primarily consist of an asset-based fee that is charged to the fund over a period of years to cover allowable sales and marketing expenses for the fund or front-end sales charges which are based on a percentage of the offering price. Asset-based distribution and service fees are primarily based on percentages of the average daily net assets value and are paid monthly pursuant to the terms of the respective distribution and service fee contracts.

Distribution and service fees represent two performance obligations comprised of distribution and related shareholder servicing activities. Distribution services are generally satisfied upon the sale of a fund share. Shareholder servicing activities are generally services satisfied over time.

We distribute our open-end funds through third-party financial intermediaries that comprise national and regional broker dealers. These third-party financial intermediaries provide distribution and shareholder service activities on our behalf. We pass related distribution and service fees to these third-party financial intermediaries for these services and consider ourselves the principal in these arrangements as we have control of the services prior to the services being transferred to the customer. These payments are classified within distribution and other asset-based expenses.

Administration & Shareholder Service Fees

We provide administrative fund services to our open-end funds and certain of our closed-end funds and shareholder services to our open-end funds. Administration and shareholder services are performed over time. We earn fees based on each fund’s average daily or weekly net assets which are calculated and paid monthly. Administrative fund services include: record keeping, preparing and filing documents required to comply with securities laws, legal administration and compliance services, customer service, supervision of the activities of the funds’ service providers, tax services and treasury services as well as providing office space, equipment and personnel that may be necessary for managing and administering the business affairs of the funds. Shareholder services include maintaining shareholder accounts, processing shareholder transactions, preparing filings and performing necessary reporting, among other things.

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
Market Risk

Substantially all of our revenues are derived from investment management, distribution and service, and administration and shareholder servicing fees, which are based on the market value of assets under management. Accordingly, a decline in the market value of assets under management would cause our revenues and income to decline. In addition, a decline in the market value of assets under management could cause our clients to withdraw their investments in favor of other investments offering higher returns or lower risk, which would cause our revenues and income to decline.

We are also subject to market risk due to a decline in the market value of our investments, which consist of marketable securities and our net interests in consolidated investment products. The following table summarizes the impact of a 10% increase or decrease in the fair values of these financial instruments:

	December 31, 2018
($ in thousands)	Fair Value	10% Change
Investment Securities - Available for Sale (a)	$2,023	$202
Investment Securities - Fair Value (b)	59,271	5,927
Our net interest in Consolidated Investment Products (c)	126,268	12,627
Total Investments subject to Market Risk	$187,562	$18,756

(a)
Any unrealized gains or losses arising from changes in the fair value of available-for-sale investments are recognized in accumulated other comprehensive income, net of tax, until the investment is sold or otherwise disposed of or, if the investment is determined to be other-than-temporarily impaired, at which time the cumulative gain or loss previously reported in equity is included in income. The Company evaluates the carrying value of investments for impairment on a quarterly basis. In its impairment analysis, the Company takes into consideration numerous criteria, including the duration and extent of any decline in fair value and the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value. If the decline in value is determined to be other-than-temporary, the carrying value of the security is generally written down to fair value through the Consolidated Statement of Operations. If such a 10% increase or decrease in fair value were to occur, it would not result in an other-than-temporary impairment charge that would be material to the Company's pre-tax earnings.

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

Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. At December 31, 2018, we were exposed to interest rate risk as a result of approximately

$152.4 million in investments we have in fixed and floating rate income products in which we have invested and which includes our net interests in consolidated investment products. We considered a hypothetical 100 basis point change in interest rates and determined that the fair value of our fixed income investments could change by an estimated $2.4 million.

At December 31, 2018, we had $340.6 million outstanding under our Credit Facility. The applicable margin on amounts outstanding under the Credit Agreement, commencing as of the Effective Date, is 2.50%, in the case of LIBOR-based loans, and 1.50% in the case of alternate base rate loans, in each case subject to a 25 basis point reduction based on the secured net leverage ratio (as defined in the Credit Agreement) of the Company as of the last day of the preceding fiscal quarter being not greater than 1.00 to 1.00, as reflected in certain financial reports required under the Credit Agreement. Given our borrowings are floating rate, we considered a hypothetical 100 basis point change in the base rate of our outstanding borrowings and determined that interest expense would change by an estimated $3.4 million, either an increase or decrease, depending on the direction of the change in the base rate.

At December 31, 2018, we had $1.6 billion outstanding of notes payable of our consolidated investment products. The notes bear interest at annual rates equal to the average LIBOR rate for interest periods of three months and six months plus, in each case, an applicable margin, that ranges from 1.00% to 8.75%.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management's evaluation of disclosure controls and procedures, management is excluding an assessment of the internal controls of SGA, which was acquired by the Company on July 1, 2018, from its evaluation of the effectiveness of the Company's disclosure controls and procedures. SGA represented approximately 6.6% of the Company's consolidated total assets and 3.1% of the Company's consolidated total revenues as of and for the year ended December 31, 2018.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policy or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based upon the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management's report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of the Company's internal control over financial reporting related to SGA as described above. SGA represented approximately 6.6% of the Company's consolidated total assets and 3.1% of the Company's consolidated total revenues as of and for the fiscal year ended December 31, 2018. Based on this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report, which is included in Item 15 of this Annual Report on Form 10-K.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information concerning the Company’s directors and nominees under the caption "Item 1—Election of Directors," information concerning the Audit Committee and the "audit committee financial expert" under the caption "Corporate Governance—Audit Committee," information concerning the Company’s executive officers under the caption "Executive Officers," and the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company’s Proxy Statement for the Company’s 2019 Annual Meeting of Shareholders, are incorporated herein by reference.
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
The information concerning procedures by which shareholders may recommend director nominees set forth under the caption "Corporate Governance—Governance Committee—Director Nomination Process" in the Company’s Proxy Statement for the Company’s 2019 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.	Executive Compensation.
The information relating to executive compensation and the Company’s policies and practices as they relate to the Company’s risk management is set forth under the captions "Executive Compensation," "Director Compensation," "Corporate Governance—Compensation Committee—Risks Related to Compensation Policies and Practices" and "Corporate Governance—Compensation Committee—Compensation Committee Interlocks and Insider Participation" in the Company’s Proxy Statement for the Company’s 2019 Annual Meeting of Shareholders and is incorporated herein by reference. The information included under the caption "Executive Compensation—Report of the Compensation Committee" in the Company’s Proxy Statement for the Company’s 2019 Annual Meeting of Shareholders is incorporated herein by reference but shall be deemed "furnished" (and not "filed") with this report.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the caption "Security Ownership by Certain Beneficial Owners and Management" in the Company’s Proxy Statement for the Company’s 2019 Annual Meeting of Shareholders is incorporated herein by reference.

The following table sets forth information as of December 31, 2018 with respect to compensation plans under which shares of our common stock may be issued:

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (2)	628,989	$12.86	297,407
Equity compensation plans not approved by security holders	—	—	—
Total	628,989	$12.86	297,407

(1)
The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock unit awards ("RSUs") since recipients of such awards are not required to pay an exercise price to receive the shares subject to these awards.

(2)
Represents 76,751 shares of common stock issuable upon the exercise of stock options and 552,238 shares of our common stock issuable upon the vesting of RSUs outstanding under the Company’s Omnibus Incentive and Equity Plan (the "Omnibus Plan"). Of the 2,400,000 maximum number of shares of our common stock authorized for issuance under the Omnibus Plan, 100,841 shares of common stock have been issued on a cumulative basis in the form of direct grants to directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information set forth under the captions "Corporate Governance—Transactions with Related Persons" and "Corporate Governance—Director Independence" in the Company’s Proxy Statement for the Company’s 2019 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.
The information regarding auditors fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services to be provided by the Company’s independent registered public accounting firm set forth under the caption "Item 2—Ratification of the Appointment of the Independent Registered Public Accounting Firm" in the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements: The following Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements of Virtus are included in this Annual Report:
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016
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
*2.1
Separation Agreement, Plan of Reorganization and Distribution by and between The Phoenix Companies, Inc. and the Registrant, dated as of December 18, 2008 (incorporated by reference to Exhibit 2.1 of the Registrant’s Amendment No. 4 to Form 10, filed December 19, 2008).

*2.2
Agreement and Plan of Merger dated as of December 16, 2016 among the Registrant, 100 Pearl Street 2, LLC, Lightyear Fund III, AIV-2, L.P., and RidgeWorth Holdings LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed December 22, 2016).

2.3
Securities Purchase Agreement among the Registrant, Sustainable Growth Advisers, LP ("SGA"), SGIA, LLC, Estancia Capital Partners, L.P. and each of the management partners of SGA named therein, dated as of February 1, 2018 (incorporated by reference to Exhibit 2.3 of the Registrant's Annual Report on Form 10-K, filed February 27, 2018).

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

**10.5
Change in Control Agreement between George R. Aylward and the Registrant, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.4 of the Registrant’s Amendment No. 4 to Form 10, filed December 19, 2008).

**10.6
Amended and Restated Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan, effective as of January 1, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed May 26, 2016).

**10.7
Virtus Investment Partners, Inc. Non-Qualified Excess Investment Plan, effective as of November 1, 2008 (incorporated by reference to Exhibit 10.6 of the Registrant’s Amendment No. 2 to Form 10, filed November 14, 2008).

**10.8
First Amendment to the Virtus Investment Partners, Inc. Non-Qualified Excess Investment Plan, effective as of February 1, 2010 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, filed May 4, 2010).

**10.9
Virtus Investment Partners, Inc. Amended and Restated Executive Severance Allowance Plan, effective as of February 2, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed February 4, 2009).

**10.10
Form of Non-Qualified Stock Option Agreement under the Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q, filed May 13, 2009).

**10.11
Form of Restricted Stock Units Agreement under the Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q, filed May 13, 2009).

**10.12
Form of Performance Share Units Agreement under the Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.30 of the Registrant’s Quarterly Report on Form 10-Q, filed August 5, 2011).

**10.13	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2009).
**10.14	Offer Letter from the Registrant to Mark S. Flynn dated December 9, 2010 (incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K, filed March 1, 2012).
**10.15	Offer Letter from the Registrant to Barry M. Mandinach dated April 4, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, filed May 7, 2014).
10.16
Stock Purchase Agreement, dated October 27, 2016, between Bank of Montreal Holding Inc. and Virtus Investment Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 27, 2016).

10.17
Commitment Letter, dated as of December 16, 2016, among Barclays Bank PLC, Morgan Stanley Senior Funding, Inc. and Virtus Investment Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 22, 2016).

10.18
Credit Agreement, dated as of June 1, 2017, by and among the Registrant, 100 Pearl Street 2, LLC, Lightyear Fund III AIV-2, L.P. and RidgeWorth Holdings LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed June 1, 2017).

10.19
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

**10.20
Form of Virtus Investment Partners, Inc. Performance Share Units Agreement (Special Integration Award) under the Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, filed May 8, 2017).

(21)	Subsidiaries of the Registrant
21.1	Virtus Investment Partners, Inc., Subsidiaries List.

(23)	Consents of Experts and Counsel
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
31.1	Certifications of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following information formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, (v) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016 and (iv) Notes to Consolidated Financial Statements.

*
Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The descriptions of the omitted schedules and exhibits are contained within the relevant agreement. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.

**	Management contract, compensatory plan or arrangement.
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
Dated: February 27, 2019

Virtus Investment Partners, Inc.

By:	/S/ MICHAEL A. ANGERTHAL
Michael A. Angerthal
Executive Vice President Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 27, 2019.

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

/S/ MICHAEL A. ANGERTHAL
Michael A. Angerthal Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Virtus Investment Partners, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Virtus Investment Partners, Inc. and subsidiaries (the "Company") as of December 31, 2018, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows, for the year ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Sustainable Growth Advisers, LP, which was acquired on July 1, 2018. Sustainable Growth Advisers, LP represented approximately 6.6% of the Company's consolidated total assets and 3.1% of the Company's consolidated total revenues as of and for the fiscal year ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting at Sustainable Growth Advisers, LP.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s
Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP
Hartford, Connecticut
February 27, 2019

We have served as the Company's auditor since 2018.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Virtus Investment Partners, Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Virtus Investment Partners, Inc. and its subsidiaries (the “Company”) as of December 31, 2017, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the two years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
February 26, 2018, except for the change in the manner in which the Company accounts for restricted cash in the statement of cash flows discussed in Note 2 to the consolidated financial statements, as to which the date is February 27, 2019

We served as the Company's auditor from at least 1995 to 2018. We have not been able to determine the specific year we began serving as auditor of the Company.

Virtus Investment Partners, Inc.
Consolidated Balance Sheets

($ in thousands, except per share data)	December 31, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$201,705	$132,150
Investments	79,558	108,492
Accounts receivable, net	70,047	65,648
Assets of consolidated investment products ("CIP")
Cash and cash equivalents of CIP	52,015	101,315
Cash pledged or on deposit of CIP	936	817
Investments of CIP	1,749,568	1,597,752
Other assets of CIP	31,057	33,486
Furniture, equipment, and leasehold improvements, net	20,154	10,833
Intangible assets, net	338,812	301,954
Goodwill	290,366	170,153
Deferred taxes, net	22,116	32,428
Other assets	14,201	35,771
Total assets	$2,870,535	$2,590,799
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$93,339	$86,658
Accounts payable and accrued liabilities	27,926	29,607
Dividends payable	7,762	6,528
Debt	329,184	248,320
Other liabilities	20,010	39,895
Liabilities of CIP
Notes payable of CIP	1,620,260	1,457,435
Securities purchased payable and other liabilities of CIP	70,706	112,954
Total liabilities	2,169,187	1,981,397
Commitments and Contingencies (Note 11)
Redeemable noncontrolling interests	57,481	4,178
Equity:
Equity attributable to stockholders:
Series D mandatory convertible preferred stock, $0.01 par value, 1,150,000 shares authorized, issued and outstanding at December 31, 2018 and December 31, 2017	110,843	110,843
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 10,552,624 shares issued and 6,997,382 shares outstanding at December 31, 2018 and 10,455,934 shares issued and 7,159,645 shares outstanding at December 31, 2017	106	105
Additional paid-in capital	1,209,805	1,216,173
Retained earnings (accumulated deficit)	(310,865)	(386,216)
Accumulated other comprehensive income (loss)	(731)	(600)
Treasury stock, at cost, 3,555,242 and 3,296,289 shares at December 31, 2018 and December 31, 2017, respectively	(379,249)	(351,748)
Total equity attributable to stockholders	629,909	588,557
Noncontrolling interests	13,958	16,667
Total equity	643,867	605,224
Total liabilities and equity	$2,870,535	$2,590,799
The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
($ in thousands, except per share data)	2018	2017	2016
Revenues
Investment management fees	$437,021	$331,075	$235,230
Distribution and service fees	50,715	44,322	48,250
Administration and shareholder service fees	63,614	48,996	38,261
Other income and fees	885	1,214	813
Total revenues	552,235	425,607	322,554
Operating Expenses
Employment expenses	238,501	191,394	135,641
Distribution and other asset-based expenses	92,441	71,987	69,049
Other operating expenses	74,853	69,410	50,274
Other operating expenses of consolidated investment products	3,515	8,531	6,953
Restructuring and severance	87	10,580	4,270
Depreciation and other amortization	4,597	3,497	3,092
Amortization expense	25,142	12,173	2,461
Total operating expenses	439,136	367,572	271,740
Operating Income (Loss)	113,099	58,035	50,814
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	(5,217)	2,973	4,982
Realized and unrealized gain (loss) of consolidated investment products, net	(21,252)	13,553	2,748
Other income (expense), net	3,289	1,635	1,089
Total other income (expense), net	(23,180)	18,161	8,819
Interest Income (Expense)
Interest expense	(19,445)	(12,007)	(679)
Interest and dividend income	4,999	2,160	1,743
Interest and dividend income of investments of consolidated investment products	98,356	49,323	20,402
Interest expense of consolidated investment products	(64,788)	(35,243)	(11,292)
Total interest income (expense), net	19,122	4,233	10,174
Income (Loss) Before Income Taxes	109,041	80,429	69,807
Income tax expense (benefit)	32,961	40,490	21,044
Net Income (Loss)	76,080	39,939	48,763
Noncontrolling interests	(551)	(2,927)	(261)
Net Income (Loss) Attributable to Stockholders	$75,529	$37,012	$48,502
Preferred stockholder dividends	(8,337)	$(8,336)	$—
Net Income (Loss) Attributable to Common Stockholders	$67,192	$28,676	$48,502
Earnings (Loss) per Share-Basic	$9.37	$4.09	$6.34
Earnings (Loss) per Share-Diluted	$8.86	$3.96	$6.20
Cash Dividends Declared per Preferred Share	$7.25	$7.25	$—
Cash Dividends Declared per Common Share	$2.00	$1.80	$1.80
Weighted Average Shares Outstanding-Basic (in thousands)	7,174	7,013	7,648
Weighted Average Shares Outstanding-Diluted (in thousands)	8,527	7,247	7,822
The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
($ in thousands)	2018	2017	2016
Net Income (Loss)	$76,080	$39,939	$48,763
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $6, ($4) and ($348) for the years ended December 31, 2018, 2017 and 2016	(17)	12	569
Unrealized gain (loss) on available-for-sale securities, net of tax of $111, $100, and ($32) for the years ended December 31, 2018, 2017 and 2016, respectively	(292)	(388)	241
Other comprehensive income (loss)	(309)	(376)	810
Comprehensive income (loss)	75,771	39,563	49,573
Comprehensive (income) loss attributable to noncontrolling interests	(551)	(2,927)	(261)
Comprehensive income (loss) attributable to stockholders	$75,220	$36,636	$49,312

The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Permanent Equity												Temporary Equity
	Common Stock		Preferred Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Shareholders	Non- controlling Interest	Total Equity	Redeemable Non- controlling Interest
($ in thousands)	Shares	Par Value	Shares	Amount				Shares	Amount
Balances at December 31, 2015	8,398,944	$96	—	$—	$1,140,875	$(472,614)	$(1,034)	1,214,144	$(157,699)	$509,624	$(167)	$509,457	$73,864
Net income (loss)	—	—	—	—	—	48,502	—	—	—	48,502	—	48,502	261
Net unrealized gain (loss) on securities available-for-sale	—	—	—	—	—	—	241	—	—	241	—	241
Foreign currency translation adjustment	—	—	—	—	—	—	569	—	—	569	—	569	—
Net subscriptions (redemptions) and other	—	—	—	—	—	(167)	—	—	—	(167)	167	—	(36,859)
Cash dividends declared ($1.80 per common share)	—	—	—	—	(13,015)	—	—	—	—	(13,015)	—	(13,015)	—
Repurchase of common shares	(2,572,417)	(6)	—	—	(47,204)	—	—	2,015,901	(186,547)	(233,757)	—	(233,757)	—
Issuance of common shares related to employee stock transactions	62,486	1	—	—	1,054	—	—	—	—	1,055	—	1,055	—
Taxes paid on stock-based compensation	—	—	—	—	(1,530)	—	—	—	—	(1,530)	—	(1,530)	—
Stock-based compensation	—	—	—	—	11,449	—	—	—	—	11,449	—	11,449	—
Tax deficiencies from stock-based compensation	—	—	—	—	(1,298)	—	—	—	—	(1,298)	—	(1,298)	—
Balances at December 31, 2016	5,889,013	91	—	—	1,090,331	(424,279)	(224)	3,230,045	(344,246)	321,673	—	321,673	37,266
Cumulative effect adjustment for adoption of ASU 2016-09	—	—	—	—	—	1,051	—	—	—	1,051	—	1,051	—
Net income (loss)	—	—	—	—	—	37,012	—	—	—	37,012	1,507	38,519	1,420
Net unrealized gain (loss) on securities available-for-sale	—	—	—	—	—	—	(388)	—	—	(388)	—	(388)
Foreign currency translation adjustment	—	—	—	—	—	—	12	—	—	12	—	12	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	—	—	15,160	15,160	(34,508)
Issuance of mandatory convertible preferred stock, net of offering costs	—	—	1,150,000	110,843	—	—	—	—	—	110,843	—	110,843	—
Cash dividends declared ($7.25 per preferred share)	—	—	—	—	(8,337)	—	—	—	—	(8,337)	—	(8,337)	—
Issuance of common stock for acquisition of business	213,669	2	—	—	21,738	—	—	—	—	21,740	—	21,740	—
Issuance of common stock, net of offering costs	1,046,500	11	—	—	109,316	—	—	—	—	109,327	—	109,327	—
Cash dividends declared ($1.80 per common share)	—	—	—	—	(13,545)	—	—	—	—	(13,545)	—	(13,545)	—
Repurchase of common shares	(66,244)	—	—	—	—	—	—	66,244	(7,502)	(7,502)	—	(7,502)	—
Issuance of common shares related to employee stock transactions	76,707	1	—	—	840	—	—	—	—	841	—	841	—
Taxes paid on stock-based compensation	—	—	—	—	(3,499)	—	—	—	—	(3,499)	—	(3,499)	—
Stock-based compensation	—	—	—	—	19,329	—	—	—	—	19,329	—	19,329	—
Balances at December 31, 2017	7,159,645	105	1,150,000	110,843	1,216,173	(386,216)	(600)	3,296,289	(351,748)	588,557	16,667	605,224	4,178

	Permanent Equity												Temporary Equity
	Common Stock		Preferred Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Shareholders	Non- controlling Interest	Total Equity	Redeemable Non- controlling Interest
($ in thousands)	Shares	Par Value	Shares	Amount				Shares	Amount
Adjustment for adoption of ASU 2016-01	—	—	—	—	—	(178)	178	—	—	—	—	—	—
Acquisition of business	—	—	—	—	—	—	—	—	—	—	—	—	55,500
Net income (loss)	—	—	—	—	—	75,529	—	—	—	75,529	36	75,565	515
Net unrealized gain (loss) on securities available-for-sale	—	—	—	—	—	—	(292)	—	—	(292)	—	(292)	—
Foreign currency translation adjustment	—	—	—	—	—	—	(17)	—	—	(17)	—	(17)	—
Net subscriptions (redemptions) (distributions) and other	—	—	—	—	—	—	—	—	—	—	(2,745)	(2,745)	(2,712)
Cash dividends declared ($7.25 per preferred share)	—	—	—	—	(8,337)	—	—	—	—	(8,337)	—	(8,337)	—
Cash dividends declared ($2.00 per common share)	—	—	—	—	(15,267)	—	—	—	—	(15,267)	—	(15,267)	—
Repurchase of common shares	(258,953)	—	—	—	—	—	—	258,953	(27,501)	(27,501)	—	(27,501)	—
Issuance of common shares related to employee stock transactions	96,690	1	—	—	1,543	—	—	—	—	1,544	—	1,544	—
Taxes paid on stock-based compensation	—	—	—	—	(6,591)	—	—	—	—	(6,591)	—	(6,591)	—
Stock-based compensation	—	—	—	—	22,284	—	—	—	—	22,284	—	22,284	—
Balances at December 31, 2018	6,997,382	$106	1,150,000	$110,843	$1,209,805	$(310,865)	$(731)	3,555,242	$(379,249)	$629,909	$13,958	$643,867	$57,481

The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Consolidated Statements of Cash Flow

	Years Ended December 31,
$ in thousands)	2018	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$76,080	$39,939	$48,763
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense, intangible asset and other amortization	33,426	18,329	5,796
Stock-based compensation	23,100	20,327	11,948
Amortization of deferred commissions	3,847	2,308	2,413
Payments of deferred commissions	(4,218)	(2,871)	(1,887)
Equity in earnings of equity method investments	(3,703)	(1,678)	(1,075)
Realized and unrealized (gains) losses on investments, net	5,736	(3,237)	(2,099)
Distributions from equity method investments	4,178	911	—
Sales (purchases) of investments, net	4,995	20,444	16,828
Other non-cash items, net	39	345	(3,099)
Deferred taxes, net	10,429	22,835	6,399
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	24,794	(961)	(1,695)
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	(24,714)	11,468	50
Operating activities of consolidated investment products ("CIP"):
Realized and unrealized (gains) losses on investments of CIP, net	18,706	(14,051)	(3,648)
Purchases of investments by CIP	(1,106,991)	(923,519)	(464,216)
Sales of investments by CIP	874,279	615,565	400,493
Net proceeds (purchases) of short term investments by CIP	(552)	595	6,139
(Purchases) sales of securities sold short by CIP, net	209	256	(4,520)
Change in other assets of CIP	(628)	(255)	(1,491)
Change in liabilities of CIP	(1,567)	5,284	2,100
Amortization of discount on notes payable of CIP	—	5,107	3,719
Net cash provided by (used in) operating activities	(62,555)	(182,859)	20,918
Cash Flows from Investing Activities:
Capital expenditures	(11,717)	(1,511)	(2,023)
Proceeds from sale of equity method investment	—	—	8,621
Change in cash and cash equivalents of CIP due to deconsolidation, net	(113)	(604)	(903)
Equity method investment contributions	—	—	(2,471)
Acquisition of business, net of cash acquired	(126,995)	(393,446)	—
Sale of available-for-sale securities	37,785	—	—
Purchases of available-for-sale securities	(20,188)	(21,433)	(145)
Net cash provided by (used in) investing activities	(121,228)	(416,994)	3,079
Cash Flows from Financing Activities:
Issuance of debt	105,000	260,000	—
Payment of long term debt	(23,776)	(650)	—
Payment of contingent consideration	—	(51,690)	—
Payment of deferred financing costs	(3,810)	(15,549)	(1,159)
Borrowings (Repayments) on credit facility and other debt	—	(30,970)	30,000
Repurchase of common shares	(27,501)	(7,502)	(233,757)
Preferred stock dividends paid	(8,338)	(6,253)	—
Common stock dividends paid	(14,038)	(12,581)	(13,774)
Proceeds from exercise of stock options	819	111	491
Taxes paid related to net share settlement of restricted stock units	(6,591)	(3,499)	(1,530)
Proceeds from issuance of mandatory convertible preferred stock, net of issuance costs	—	111,004	—
Proceeds from issuance of common stock, net of issuance costs	—	109,487	—

Excess tax benefits from stock-based compensation	—	—	401
Net subscriptions received from (redemptions/distributions paid to) noncontrolling interests	(5,512)	30,047	10,904
Financing activities of CIP
Borrowings of debt of CIP	857,404	—	—
(Repayment) on borrowings by CIP	(669,500)	(105,000)	(155,919)
Proceeds from issuance of notes payable by CIP	—	474,009	316,280
Repayment of notes payable by CIP	—	(500)	—
Net cash provided by (used in) financing activities	204,157	750,464	(48,063)
Net increase (decrease) in cash and cash equivalents	20,374	150,611	(24,066)
Cash, cash equivalents and restricted cash, beginning of year	234,282	83,671	107,737
Cash, cash equivalents and restricted cash, end of year	$254,656	$234,282	$83,671

Supplemental Disclosure of Cash Flow Information
Interest paid	$11,846	$8,147	$420
Income taxes paid, net	23,800	12,149	16,715
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital expenditures	$2,165	$70	$134
Preferred stock dividends payable	2,084	2,084	—
Common stock dividends payable	3,849	965	2,650
Increase (Decrease) to noncontrolling interest due to consolidation (deconsolidation) of CIP, net	56	(65,576)	(47,763)
Stock issued for acquisition of business	—	21,738	—
Accrued stock issuance costs	—	332	—

	December 31,
($ in thousands)	2018	2017
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$201,705	$132,150
Cash of consolidated investment products	52,015	101,315
Cash pledged or on deposit of consolidated investment products	936	817
Cash, cash equivalents and restricted cash at end of period	$254,656	$234,282

The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Notes to Consolidated Financial Statements

1. Organization and Business

Virtus Investment Partners, Inc. ("the Company," "we," "us," "our" or "Virtus"), a Delaware corporation, operates in the investment management industry through its subsidiaries.

The Company provides investment management and related services to individuals and institutions. The Company’s retail investment management services are provided to individuals through products consisting of U.S. 1940 Act mutual funds and Undertaking for Collective Investment in Transferable Securities ("UCITS") (collectively, "open-end funds"), closed-end funds, exchange traded funds ("ETFs") and retail separate accounts. Institutional investment management services are provided to corporations, multi-employer retirement funds, employee retirement systems, foundations, endowments and structured products.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies, which have been consistently applied, are as follows:

Principles of Consolidation and Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include the accounts of the Company, its subsidiaries and investment products that are consolidated. Voting interest entities ("VOEs") are consolidated when the Company is considered to have a controlling financial interest, which is typically present when the Company owns a majority of the voting interest in an entity or otherwise has the power to govern the financial and operating policies of the entity. See Note 19 for additional information related to the consolidation of investment products. Intercompany accounts and transactions have been eliminated.

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

The Company has reclassified certain amounts in prior-period financial statements to conform to the current period's presentation. The reclassifications were not material to the Consolidated Financial Statements.

Noncontrolling Interests

Noncontrolling interests include third party investor equity in consolidated investment products and minority interests held in an affiliate.

Noncontrolling interests - consolidated investment products

Represents third-party investor equity in in the Company's consolidated investment products and are classified as redeemable noncontrolling interests if investors in those products may request withdrawal at any time.

Noncontrolling interests - affiliate

Represents minority interests held in a consolidated affiliate. Minority interests held in an affiliate are subject to holder put rights and Company call rights at established multiples of earnings before interest, taxes, depreciation and amortization and,

Notes to Consolidated Financial Statements—(Continued)

as such, are considered redeemable at other than fair value. They are exercisable at pre-established intervals (between four and seven years from their July 2018 issuance or upon certain conditions such as retirement). The put and call rights are not legally detachable or separately exercisable and are deemed to be embedded in the related noncontrolling interests. The Company, in purchasing affiliate equity, has the option to settle in cash or shares of common stock and is entitled to the cash flow associated with any purchased equity. In addition, under certain circumstances the Company may issue or sell equity interests of the affiliate to employees or partners of the affiliate. Affiliate minority interests are generally recorded at estimated redemption value within redeemable noncontrolling interests on the Company's consolidated balance sheets, and changes in estimated redemption value of these interests are recorded in the Company’s consolidated statements of operations within noncontrolling interests.

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

Segment Information

Accounting Standards Codification ("ASC") 280, Segment Reporting, establishes disclosure requirements relating to operating segments in annual and interim financial statements. Business or operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company operates in one business segment, namely as an asset manager providing investment management and related services for individual and institutional clients. The Company’s Chief Executive Officer is the Company’s chief operating decision maker. Although the Company provides disclosures regarding assets under management and other asset flows by product, the Company’s determination that it operates in one business segment is based on the fact that the same investment professionals manage both retail and institutional products, operational resources support multiple products, such products have the same or similar regulatory framework and the Company’s chief operating decision maker reviews the Company’s financial performance on a consolidated level. Investment managers within the Company are generally not aligned with specific product lines.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and money market fund investments.

Investments

Investment securities - fair value

Investment securities - fair value consist primarily of investments in the Company's sponsored funds, equity securities and trading debt securities and are carried at fair value in accordance with ASC 320, Investments-Debt and Equity Securities ("ASC 320") and Topic 321, Investments-Equity Securities ("ASC 321"). These securities are marked to market based on the respective publicly quoted net asset values of the funds or market prices of the equity securities or bonds. These securities transactions are recorded on a trade date basis. Any unrealized appreciation or depreciation on investment securities is reported as realized and unrealized gain (loss) on investments in the Consolidated Statement of Operations.

Investment securities - available for sale

Investment securities - available for sale consists of investments in collateralized loan obligations ("CLOs") for which the Company provides investment management services and does not consolidate. These investments are carried at fair value in accordance with ASC 320.  Any unrealized appreciation or depreciation on available-for-sale securities, net of income taxes, is reported as a component of accumulated other comprehensive income in equity attributable to stockholders in the Consolidated Statement of Comprehensive Income.

On a quarterly basis, the Company conducts a review to assess whether other-than-temporary impairments exist on its available-for-sale investment securities. Other-than-temporary declines in value may exist if the fair value of an investment

Notes to Consolidated Financial Statements—(Continued)

security has been below the carrying value for an extended period of time. If an other-than-temporary decline in value is determined to exist, the unrealized investment loss, net of tax, is recognized in the Consolidated Statements of Operations in the period in which the other-than-temporary decline in value occurs, as well as an accompanying permanent adjustment to accumulated other comprehensive income.

Equity Method Investments

The Company’s investment in noncontrolled entities, where the Company does not hold a controlling financial interest but has the ability to significantly influence operating and financial matters, is accounted for under the equity method of accounting in accordance with ASC 323, Investments-Equity Method and Joint Ventures. Under the equity method of accounting, the Company’s share of the noncontrolled entities' net income or loss is recorded in other income (expense), net in the accompanying Consolidated Statements of Operations. Distributions received reduce the Company’s investment. The investment is evaluated for impairment if events or changes indicate that the carrying amount exceeds its fair value. If the carrying amount of an investment does exceed its fair value and the decline in fair value is deemed to be other-than-temporary, an impairment charge will be recorded.

Non-qualified Retirement Plan Assets and Liabilities

The Company has a non-qualified retirement plan (the "Excess Incentive Plan") that allows certain employees to voluntarily defer compensation. Assets held in trust, which are considered investment securities, are included in investments and are carried at fair value in accordance with ASC 820, Fair Value Measurement; the associated obligations to participants are included in other liabilities in the Company’s Consolidated Balance Sheets and approximate the fair value of the associated assets. See Note 6 Investments for additional information related to the Excess Incentive Plan.

Deferred Commissions

Deferred commissions, which are included in other assets in the Company's Consolidated Balance Sheets, are commissions paid to broker-dealers on sales of certain mutual fund share classes. Deferred commissions are recovered by the receipt of monthly asset-based distributor fees from the mutual funds or contingent deferred sales charges received upon redemption of shares within the contingent deferred sales charge period, depending on the fund share class. The deferred costs resulting from the sale of shares are amortized on a straight-line basis over the period during which redemptions by the purchasing shareholder are subject to a contingent deferred sales charge, depending on the fund share class, or until the underlying shares are redeemed. Deferred commissions are periodically assessed for impairment and additional amortization expense is recorded, as appropriate.

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

Notes to Consolidated Financial Statements—(Continued)

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of acquisitions and mergers over the identified net assets and liabilities acquired. In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized. A single reporting unit has been identified for the purpose of assessing potential impairments of goodwill. An impairment analysis of goodwill is performed annually or more frequently, if warranted by events or changes in circumstances affecting the Company’s business. The Company follows the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2011-08, Testing Goodwill for Impairment, which states that an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The Company’s 2018 and 2017 annual goodwill impairment analysis did not result in any impairment charges.

Definite-lived intangible assets are comprised of acquired investment advisory contracts, trade names and certain non-competition agreements. These assets are amortized on a straight-line basis over the estimated useful lives of such assets, which range from five to sixteen years. Definite-lived intangible assets are evaluated for impairment on an ongoing basis whenever events or circumstances indicate that the carrying value of the definite-lived intangible asset may not be fully recoverable. The Company determines if impairment has occurred by comparing estimates of future undiscounted cash flows to the carrying value of assets. Assets are considered impaired, and impairment is recorded, if the carrying value exceeds the expected future undiscounted cash flows.

Indefinite-lived intangible assets are comprised of trade names and closed-end and exchange traded fund investment advisory contracts. These assets are tested for impairment annually or when events or changes in circumstances indicate the assets might be impaired. The Company follows ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which provides entities with an option to perform a qualitative assessment of indefinite-lived intangible assets other than goodwill for impairment to determine if additional impairment testing is necessary. The Company’s 2018 and 2017 annual indefinite-lived intangible assets impairment analysis did not result in any impairment charges.

Treasury Stock

Treasury stock is accounted for under the cost method and is included as a deduction from equity in the Stockholders’ Equity section of the Consolidated Balance Sheets. Upon any subsequent resale, the treasury stock account is reduced by the cost of such stock.

Revenue Recognition

The Company's revenues are recognized when a performance obligation is satisfied, which occurs when control of the services is transferred to customers. Investment management fees, distribution and service fees and administration and shareholder service fees are generally calculated as a percentage of average net assets of the investment portfolios managed. The net asset values from which investment management, distribution and service and administration and shareholder service fees are calculated are variable in nature and subject to factors outside of the Company's control such as deposits, withdrawals and market performance. Because of this, they are considered constrained until the end of the contractual measurement period (monthly or quarterly) which is when asset values are generally determinable.

Investment Management Fees

The Company provides investment management services pursuant to investment management agreements through its affiliated investment advisers (each an "Adviser"). Investment management services represent a series of distinct daily service periods which are performed over time. Fees earned on funds are based on each fund’s average daily or weekly net assets which are generally received and calculated on a monthly basis. The Company records its management fees net of investment management fees paid to unaffiliated subadvisers, as the Company considers itself an agent of the fund as it relates to the day-to-day investment management services performed by unaffiliated subadvisers, with the Company's performance obligation being to arrange for the provision of that service and not control the specified service before that service is performed. Amounts paid to unaffiliated subadvisers for the years ended December 31, 2018, 2017 and 2016 were $46.7 million, $46.7 million and $47.2 million, respectively.

Notes to Consolidated Financial Statements—(Continued)

Retail separate account fees are generally based on the end of the preceding or current quarter's asset values or on an average of month-end balances. Institutional account fees are generally based on an average of month-end balances or current quarter’s asset values. Fees for structured finance products, for which the Company acts as the collateral manager, consist of senior, subordinated and, in certain instances, incentive management fees. Senior and subordinated management fees are calculated at a contractual fee rate applied against the end of the preceding quarter par value of the total collateral being managed with subordinated fees being recognized only after certain portfolio criteria are met. Incentive fees on certain of the Company's CLOs are typically a percentage of the excess cash flows available to holders of the subordinated notes, above a threshold level internal rate of return.

Distribution and Service Fees

Distribution and service fees are asset-based fees earned from open-end funds for distribution services. Depending on the fund type or share class, these fees primarily consist of an asset-based fee that is charged to the fund over a period of years to cover allowable sales and marketing expenses for the fund or front-end sales charges which are based on a percentage of the offering price. Asset-based distribution and service fees are primarily based on percentages of the average daily net assets value and are paid monthly pursuant to the terms of the respective distribution and service fee contracts.

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

Stock-based Compensation

The Company accounts for stock-based compensation expense in accordance with ASC 718, Compensation—Stock Compensation ("ASC 718"), which requires the measurement and recognition of compensation expense for share-based awards based on the estimated fair value on the date of grant.

Restricted stock units ("RSUs") are stock awards that entitle the holder to receive shares of the Company’s common stock as the award vests over time or when certain performance targets are achieved. The fair value of each RSU award is based on the fair market value price on the date of grant unless it contains a performance metric that is considered a market condition.

Notes to Consolidated Financial Statements—(Continued)

RSUs that contain a market condition are valued using a simulation valuation model. Compensation expense for RSU awards is recognized ratably over the vesting period on a straight-line basis.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, ("ASC 740") which requires recognition of the amount of taxes payable or refundable for the current year, as well as deferred tax liabilities and assets for the future tax consequences of events that have been included in the Company’s financial statements or tax returns. Deferred tax liabilities and assets result from temporary differences between the book value and tax basis of the Company’s assets, liabilities and carry-forwards, such as net operating losses or tax credits.

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

Earnings per Share

Earnings per share ("EPS") is calculated in accordance with ASC 260, Earnings per Share. Basic EPS excludes dilution for potential common stock issuances and is computed by dividing basic net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, including: (1) shares issuable upon the vesting of RSUs and common stock option exercises using the treasury stock method; and (2) shares issuable upon the conversion of the Company's mandatory convertible preferred stock, as determined under the if-converted method. For purposes of calculating diluted EPS, preferred stock dividends have been subtracted from net income (loss) in periods in which utilizing the if-converted method would be anti-dilutive.

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

ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). On January 1, 2018, the Company adopted amendments to ASC 230 on a retrospective basis pursuant to ASU 2016-18. This standard requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning and ending cash on the statement of cash flows. Restricted cash includes cash pledged or on deposit with brokers of consolidated investment products. Cash, cash equivalents and restricted cash reported on the consolidated statements of cash flows now includes $0.8 million, $1.0 million and $10.4 million of cash pledged or on deposit of consolidated investment products as of December 31, 2017, 2016 and 2015, respectively, as well as previously reported cash and cash equivalents. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

ASU 2017-01, Clarifying the Definition of a Business ("ASU 2017-01"). On January 1, 2018, the Company adopted amendments to ASC 805 - Business Combinations ("ASC 805") pursuant to ASU 2017-01 and will apply the standard prospectively. This standard provides guidance on evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Accounting for Goodwill Impairment ("ASU 2017-04"). On January 1, 2018, the Company adopted amendments to ASC 350 - Intangibles - Goodwill and Other pursuant to ASU 2017-04 and will apply the standard prospectively for all future annual and interim goodwill impairment tests. Under ASU 2017-04, a goodwill impairment is defined to be the amount by which a reporting unit’s carrying value exceeds its fair value. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Notes to Consolidated Financial Statements—(Continued)

ASU 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("ASU 2018-05"). In March 2018, the Company adopted the amendments to ASC 740 - Income Taxes pursuant to ASU 2018-05. The standard adds various Securities and Exchange Commission ("SEC") paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment on a timely basis. SAB 118 allows disclosure stating that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate of the income tax effects. We have accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

New Accounting Standards Not Yet Implemented

In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-15, Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40) ("ASU 2018-15"). This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, including an internal use software license. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) ("ASU 2018-13"). This standard modifies the disclosure requirements on fair value measurements and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the potential impact of the guidance but does not expect the adoption of this standard to have a material impact on the Company's consolidated financial statements.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements ("ASU 2018-09"). This standard does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB ASC areas based on comments and suggestions made by various stakeholders.  Certain updates are applicable immediately while other updates provide for a transition period for adoption over the next fiscal year beginning after December 15, 2018.  The Company does not expect the adoption of this standard to have a material impact on the Company's consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). The standard provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). The standard replaces current codification Topic 840 - Leases with updated guidance on accounting for leases and requires a lessee to recognize assets and liabilities arising from an operating lease on the balance sheet, whereas previous guidance did not require lease assets and liabilities to be recognized for most operating leases. Furthermore, this standard permits companies to make an accounting policy election to not recognize lease assets and liabilities for leases with a term of 12 months or less. For both finance leases and operating leases, the lease liability should be initially measured at the present value of the lease payments. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will not significantly change under this new guidance. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), which provides narrow amendments to clarify how to apply certain aspects of ASU 2016-02, allowing entities the option to instead apply the provisions of the new lease standards at the effective date without adjusting comparative periods presented. We plan to elect this optional transition method along with the practical expedients permitted under the transition guidance that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the new standards. We have substantially completed aggregating and evaluating our lease contracts. Adoption of these new lease standards is effective January 1, 2019. Upon adoption, we anticipate recording a right-of-use asset and lease liability on our consolidated balance sheet similar in magnitude to the total present value of outstanding future minimum payments for operating leases shown in

Notes to Consolidated Financial Statements—(Continued)

Note 11. The adoption of these standards is not expected to have a material impact on our consolidated statements of operations or consolidated statements of cash flows.

3. Revenues

Revenue Disaggregated by Source

The following table summarizes revenue by source:

	Years Ended December 31,
($ in thousands)	2018	2017 (1)	2016 (1)
Investment management fees
Open-end funds	$231,175	$175,260	$129,542
Closed-end funds	41,455	44,687	43,342
Retail separate accounts	73,532	54,252	40,155
Institutional accounts	77,711	46,600	18,707
Structured products	9,622	6,302	2,211
Other products	3,526	3,974	1,273
Total investment management fees	437,021	331,075	235,230
Distribution and service fees	50,715	44,322	48,250
Administration and shareholder service fees	63,614	48,996	38,261
Other income and fees	885	1,214	813
Total revenues	$552,235	$425,607	$322,554
(1)    Prior period amounts have not been adjusted and are reported in accordance with historical accounting under ASC 605, Revenue Recognition

Financial Statement Impact of the Adoption of ASC 606

The adoption of ASC 606 resulted in a change from the Company’s treatment under ASC 605 whereby front-end sales charges earned for the sale execution of certain share classes were previously presented net of the amounts retained by unaffiliated third-party dealers and banks. These front-end sales charges earned are now presented on a gross basis under ASC 606.

The impact of adoption of ASC 606 on the Company's consolidated statement of operations was as follows:

	Year Ended December 31, 2018
($ in thousands)	As Reported	Balance Under Prior ASC 605	Effect of Change Higher/(Lower)
Revenues
Distribution and service fees	$50,715	$44,739	$5,976

Operating Expenses
Distribution and other asset-based expenses	$92,441	$86,465	$5,976

Notes to Consolidated Financial Statements—(Continued)

4. Business Combinations

Sustainable Growth Advisers, LP ("SGA")

On July 1, 2018, the Company completed the acquisition of 70% of the outstanding limited partnership interests of SGA and 100% of the membership interests in its general partner, SGIA, LLC ("SGA Acquisition"). SGA is an investment manager specializing in growth equity investing in U.S. and global equity portfolios. The SGA Acquisition expands the Company's offerings of investment strategies from its affiliated managers and diversifies its client base, particularly among institutional investors and international clients. The total purchase price of the SGA Acquisition was $129.5 million. The Company accounted for the acquisition in accordance with ASC 805, Business Combinations. The purchase price was allocated to the assets acquired, liabilities assumed and non-controlling interests based upon their estimated fair values at the date of the SGA Acquisition. Goodwill of $120.2 million and other intangible assets of $62.0 million were recorded as a result of the SGA Acquisition. The Company expects $127.5 million of this amount to be tax deductible over 15 years. The Company has not completed its final assessment of the fair values of purchased receivables or acquired contracts. The final fair value of the net assets acquired may result in adjustments to certain assets and liabilities, including goodwill.

The following table summarizes the identified acquired assets, liabilities assumed and redeemable noncontrolling interests as of the acquisition date:

($ in thousands)	July 1, 2018
Assets:
Cash and cash equivalents	$2,505
Investments	262
Accounts receivable	6,649
Furniture, equipment and leasehold improvements	70
Intangible assets	62,000
Goodwill	120,213
Other assets	659
Total Assets	192,358
Liabilities
Accrued compensation and benefits	824
Accounts payable and accrued liabilities	6,534
Total liabilities	7,358
Redeemable noncontrolling interests	55,500
Total Net Assets Acquired	$129,500

Identifiable Intangible Assets Acquired

In connection with the allocation of the purchase price, the Company identified the following intangible assets:

	July 1, 2018
($ in thousands)	Approximate Fair Value	Weighted Average of Useful Life
Definite-lived intangible assets:
Institutional and retail separate account investment contracts	$49,000	6 years
Trade name	7,000	10 years
Non-competition agreements	6,000	5 years
Total definite-lived intangible assets	$62,000

The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and assume that the SGA Acquisition occurred on January 1, 2017. The unaudited pro forma information also reflects adjustment for transaction and integration expenses as if the SGA Acquisition had been consummated on January 1, 2017. This

Notes to Consolidated Financial Statements—(Continued)

unaudited information should not be relied upon as being indicative of historical results that would have been obtained if the SGA Acquisition had occurred on that date, nor of the results that may be obtained in the future.

	December 31,
($ in thousands, except per share amounts)	2018	2017
Total Revenues	$569,465	$454,156
Net Income (Loss) Attributable to Common Stockholders	$69,341	$26,175

RidgeWorth Investments

On June 1, 2017, the Company acquired RidgeWorth Investments (the "RW Acquisition"), a multi-boutique asset manager with approximately $40.1 billion in assets under management, including $35.7 billion in long term assets under management and $4.4 billion in liquidity strategies.

The total purchase price of the RW Acquisition was $547.1 million, comprising $485.2 million for the business and $61.9 million for certain balance sheet investments. The Company accounted for the RW Acquisition in accordance with ASC 805. The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the RW Acquisition. No incremental measurement period adjustments were recorded in fiscal 2018; the measurement period was complete on June 1, 2018.

The following table summarizes the initial estimate of amounts of identified acquired assets and liabilities assumed as of the acquisition date:

($ in thousands)	June 1, 2017
Assets:
Cash and cash equivalents	$39,343
Investments	5,516
Accounts receivable	20,311
Assets of consolidated investment products ("CIP")
Cash and cash equivalents of CIP	38,261
Investments of CIP	899,274
Other assets of CIP	19,158
Furniture, equipment and leasehold improvements	5,505
Intangible assets	275,700
Goodwill	163,365
Deferred taxes, net	6,590
Other assets	3,003
Total Assets	1,476,026
Liabilities:
Accrued compensation and benefits	18,263
Accounts payable and accrued liabilities	11,858
Other liabilities	2,601
Liabilities of CIP
Notes payable of CIP	770,160
Securities purchased payable and other liabilities of CIP	109,881
Noncontrolling Interests of CIP	16,181
Total Liabilities & Noncontrolling Interests	928,944
Total Net Assets Acquired	$547,082

Notes to Consolidated Financial Statements—(Continued)

Identifiable Intangible Assets Acquired

In connection with the allocation of the purchase price, we identified the following intangible assets:

	June 1, 2017
($ in thousands)	Approximate Fair Value	Weighted Average of Useful Life
Definite-lived intangible assets:
Mutual fund investment contracts	$189,200	16 years
Institutional and retail separate account investment contracts	77,000	10 years
Trademarks/Trade names	800	10 years
Total finite-lived intangible assets	267,000
Indefinite-lived intangible assets:
Trade names	8,700	N/A
Total identifiable intangible assets	$275,700

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

	Years Ended December 31,
($ in thousands, except per share amounts)	2017	2016
Total Revenues	$489,094	$466,429
Net Income (Loss) Attributable to Common Stockholders	$27,523	$23,511

5. Goodwill and Other Intangible Assets

Intangible assets, net are summarized as follows:

	December 31,
($ in thousands)	2018	2017
Definite-lived intangible assets, net:
Investment contracts and other	$487,747	$425,747
Accumulated amortization	(192,451)	(167,309)
Definite-lived intangible assets, net	295,296	258,438
Indefinite-lived intangible assets	43,516	43,516
Total intangible assets, net	$338,812	$301,954

Notes to Consolidated Financial Statements—(Continued)

Activity in goodwill and intangible assets, net is as follows:

	Years Ended December 31,
($ in thousands)	2018	2017	2016
Intangible assets, net
Balance, beginning of period	$301,954	$38,427	$40,887
Acquisitions (1)	62,000	275,700	—
Amortization expense	(25,142)	(12,173)	(2,460)
Balance, end of period	$338,812	$301,954	$38,427
Goodwill
Balance, beginning of period	$170,153	$6,788	$6,701
Acquisitions (1)	120,213	163,365	—
Acquisition related adjustments	—	—	87
Balance, end of period	$290,366	$170,153	$6,788
(1) - See Note 4 for details on the acquired goodwill and intangible assets.

Definite-lived intangible asset amortization for the next five years and thereafter is estimated as follows ($ in thousands):

Fiscal Year	Amount
2019	$30,110
2020	29,945
2021	29,933
2022	29,809
2023	29,148
2024 and Thereafter	146,351
$295,296
At December 31, 2018, the weighted average estimated remaining amortization period for definite-lived intangible assets is 11.5 years.

6. Investments

Investments consist primarily of investments in the Company's sponsored products. The Company’s investments, excluding the assets of consolidated investment products discussed in Note 19, at December 31, 2018 and 2017 were as follows:

	December 31,
($ in thousands)	2018	2017
Investment securities - fair value	$59,271	$69,101
Investment securities - available for sale	2,023	20,662
Equity method investments	10,573	11,098
Nonqualified retirement plan assets	6,716	6,706
Other investments	975	925
Total investments	$79,558	$108,492

Investment Securities - fair value

Investment securities - fair value consist of investments in the Company's sponsored funds, separately managed accounts and trading debt securities. The composition of the Company’s investment securities - fair value is summarized as follows:

Notes to Consolidated Financial Statements—(Continued)

December 31, 2018
($ in thousands)	Cost	Fair Value
Investment Securities - Equity:
Sponsored funds	$43,507	$40,191
Equity securities	16,380	16,981
Trading debt securities	3,816	2,099
Total investment securities - equity	$63,703	$59,271

December 31, 2017
($ in thousands)	Cost	Fair Value
Investment Securities - Equity:
Sponsored funds	$50,845	$50,614
Equity securities	13,141	15,810
Trading debt securities	3,816	2,677
Total investment securities - equity	$67,802	$69,101

For the year ended December 31, 2018, the Company recognized a net realized gain of $1.8 million on investment securities - equity. For the years ended December 31, 2017 and 2016, the Company recognized net realized losses of $1.5 million and $0.3 million, respectively, on investment securities - equity.

Investments securities - available for sale

The investment securities - available for sale consists of investments in CLOs for which the Company provides investment management services and does not consolidate. The composition of the Company’s investment securities - available for sale is summarized as follows:

December 31, 2018
($ in thousands)	Cost	Unrealized Loss	Unrealized Gain	Fair Value
Investments in CLOs	$3,696	$(1,673)	$—	$2,023

December 31, 2017
($ in thousands)	Cost	Unrealized Loss	Unrealized Gain	Fair Value
Investments in CLOs	$21,240	$(630)	$52	$20,662

Equity Method Investments

The Company's equity method investments primarily consist of investments in limited partnerships. For the years ended December 31, 2018 and 2017, distributions from equity method investments were $4.2 million and $0.9 million, respectively. For the year ended December 31, 2016, there were no distributions from equity method investments. For the year ended December 31, 2016, the Company made capital contributions of $2.5 million to one of its equity method investments, and the remaining capital commitment at December 31, 2018 is $0.7 million.

Nonqualified Retirement Plan Assets

The Company's Excess Incentive Plan allows certain employees to voluntarily defer compensation. The Company holds the Excess Incentive Plan assets in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. Each participant is responsible for designating investment options for assets they contribute, and the ultimate distribution paid to each participant reflects any gains or losses on the assets realized while in the trust. Assets held in trust are included in investments and are carried at fair value utilizing Level 1 valuation techniques in

Notes to Consolidated Financial Statements—(Continued)

accordance with ASC 320; the associated obligations to participants are included in other liabilities in the Company’s Consolidated Balance Sheets.

Other Investments

Other investments represent interests in entities not accounted for under the equity method such as the cost method or fair value.

7. Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of consolidated investment products discussed in Note 19, as of December 31, 2018 and December 31, 2017, by fair value hierarchy level were as follows:

December 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$158,596	$—	$—	$158,596
Investment securities - fair value
Sponsored funds	40,191	—	—	40,191
Equity securities	16,981	—	—	16,981
Trading debt securities	—	—	2,099	2,099
Investment securities - available for sale	—	—	2,023	2,023
Nonqualified retirement plan assets	6,716	—	—	6,716
Total assets measured at fair value	$222,484	$—	$4,122	$226,606

December 31, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$72,993	$—	$—	$72,993
Investment securities - equity
Sponsored funds	50,614	—	—	50,614
Equity securities	15,810	—	—	15,810
Trading debt securities	—	—	2,677	2,677
Investment securities - available for sale	—	18,900	1,762	20,662
Nonqualified retirement plan assets	6,706	—	—	6,706
Total assets measured at fair value	$146,123	$18,900	$4,439	$169,462

The following is a discussion of the valuation methodologies used for the Company’s assets measured at fair value.

Cash equivalents represent investments in money market funds. Cash investments in actively traded money market funds are valued using published net asset values and are classified as Level 1.

Sponsored funds represent investments in open-end funds, closed-end funds and ETFs for which the Company acts as the investment manager. The fair value of open-end funds is determined based on their published net asset values and are categorized as Level 1. The fair value of closed-end funds and ETFs are determined based on the official closing price on the exchange they are traded on and are categorized as Level 1.

Equity securities include securities traded on active markets and are valued at the official closing price (typically last sale or bid) on the exchange on which the securities are primarily traded and are categorized as Level 1.

Notes to Consolidated Financial Statements—(Continued)

Trading debt securities and Investments - available for sale represent investments in CLOs for which the Company provides investment management services. The investments in CLOs are measured at fair value based on independent third party valuations and are categorized as Level 2 and Level 3. The independent third party valuations are based on discounted cash flow models and comparable trade data.

Nonqualified retirement plan assets represent mutual funds within a nonqualified retirement plan whose fair value is determined based on their published net asset value and are categorized as Level 1.

Cash, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments.

Transfers into and out of levels are reflected when significant inputs used for the fair value measurement, including market inputs or performance attributes, become observable or unobservable or when the Company determines it has the ability, or no longer has the ability, to redeem, in the near term, certain investments that the Company values using a net asset value, or if the book value no longer represents fair value. There were no transfers between Level 1 and Level 2 during the years ended December 31, 2018 and 2017.

The following table is a reconciliation of assets for Level 3 investments for which significant unobservable inputs were used to determine fair value:

	Twelve Months Ended December 31,
($ in thousands)	2018	2017
Level 3 Investments (a)
Balance at beginning of period	$4,439	$—
Acquired in business combination	—	2,916
Purchases	1,326	2,370
Change in unrealized gain (loss), net	(1,643)	(847)
Balance at end of period	$4,122	$4,439

(a)	The investments that are categorized as Level 3 were valued utilizing third-party pricing information without adjustment.

8. Furniture, Equipment and Leasehold Improvements, Net

Furniture, equipment and leasehold improvements, net are summarized as follows:

	December 31,
($ in thousands)	2018	2017
Furniture and office equipment	$12,543	$7,564
Computer equipment and software	6,811	9,274
Leasehold improvements	24,880	14,132
	44,234	30,970
Accumulated depreciation and amortization	(24,080)	(20,137)
Furniture, equipment and leasehold improvements, net	$20,154	$10,833

Notes to Consolidated Financial Statements—(Continued)

9. Income Taxes

The components of the provision for income taxes are as follows:

	Years Ended December 31,
($ in thousands)	2018	2017	2016
Current
Federal	$18,864	$15,670	$12,790
State	3,668	1,985	1,855
Total current tax expense (benefit)	22,532	17,655	14,645
Deferred
Federal	5,901	20,895	5,489
State	4,528	1,940	910
Total deferred tax expense (benefit)	10,429	22,835	6,399
Total expense (benefit) for income taxes	$32,961	$40,490	$21,044
The following presents a reconciliation of the provision (benefit) for income taxes computed at the federal statutory rate to the provision (benefit) for income taxes recognized in the Consolidated Statements of Operations for the years indicated:

	Years Ended December 31,
($ in thousands)	2018		2017		2016
Tax at statutory rate	$22,899	21%	$28,150	35%	$24,432	35%
State taxes, net of federal benefit	6,450	6	3,548	4	2,010	3
Effect of U.S. tax reform (the Tax Act)	—	—	13,074	16	—	—
Effect of net income (loss) attributable to noncontrolling interests	(171)	—	(1,017)	(1)	(91)	—
Change in valuation allowance	4,508	4	(2,613)	(3)	(5,125)	(7)
Other, net	(725)	(1)	(652)	(1)	(182)	(1)
Income tax expense (benefit)	$32,961	30%	$40,490	50%	$21,044	30%

The provision for income taxes reflects U.S. federal, state and local taxes at an effective tax rate of 30%, 50% and 30% for the years ended December 31, 2018, 2017 and 2016, respectively. The Company's tax position for the years ended December 31, 2018, 2017 and 2016 was impacted by changes in the valuation allowance related to the unrealized and realized gains and losses on the Company’s investments.

On December 22, 2017, the Tax Cuts and Jobs Act (the Tax Act) was enacted which made significant changes to federal income tax law, including reducing the statutory corporate income tax rate to 21 percent from 35 percent. The SEC issued Staff Accounting Bulletin No. 118, which specifies, among other things, that reasonable estimates of the income tax effects of the Tax Act should be used, if determinable. The accounting for these elements of the 2017 Tax Act is complete.

Notes to Consolidated Financial Statements—(Continued)

Deferred taxes resulted from temporary differences between the amounts reported in the consolidated financial statements and the tax basis of assets and liabilities. The tax effects of temporary differences are as follows:

	December 31,
($ in thousands)	2018	2017
Deferred tax assets:
Intangible assets	$7,352	$10,706
Net operating losses	14,750	16,769
Compensation accruals	11,728	7,681
Investments	7,557	7,322
Capital losses	512	870
Other	942	1,675
Gross deferred tax assets	42,841	45,023
Valuation allowance	(8,439)	(3,088)
Gross deferred tax assets after valuation allowance	34,402	41,935
Deferred tax liabilities:
Intangible assets	(12,286)	(9,507)
Gross deferred tax liabilities	(12,286)	(9,507)
Deferred tax assets, net	$22,116	$32,428

At each reporting date, the Company evaluates the positive and negative evidence used to determine the likelihood of realization of its deferred tax assets. The Company maintained a valuation allowance in the amount of $8.4 million and $3.1 million at December 31, 2018 and 2017, respectively, relating to deferred tax assets on items of a capital nature as well as certain state deferred tax assets.

As of December 31, 2018, the Company had net operating loss carry-forwards for federal income tax purposes represented by an $8.5 million deferred tax asset. The related federal net operating loss carry-forwards are scheduled to begin to expire in the year 2031. As of December 31, 2018, the Company had state net operating loss carry-forwards, varying by subsidiary and jurisdiction, represented by a $6.3 million deferred tax asset. The state net operating loss carry-forwards are scheduled to begin to expire in 2019.

Internal Revenue Code Section 382 limits tax deductions for net operating losses, capital losses and net unrealized built-in losses after there is a substantial change in ownership in a corporation’s stock involving a 50 percentage point increase in ownership by 5% or larger stockholders. During the year ended December 31, 2009, the Company incurred an ownership change as defined in Section 382. At December 31, 2018, the Company has pre-change losses represented by deferred tax assets totaling $11.6 million. The utilization of these assets is subject to an annual limitation of $1.1 million.

The Company has had no unrecognized tax benefits activity for the years ended December 31, 2018, 2017 and 2016. The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. The Company recorded no interest or penalties related to unrecognized tax benefits at December 31, 2018, 2017 and 2016.

The earliest federal tax year that remains open for examination is 2015. The earliest open years in the Company’s major state tax jurisdictions are 2010 for Connecticut and 2015 for all of the Company's remaining state tax jurisdictions.

10. Debt

Credit Agreement

On June 1, 2017, in connection with the RW Acquisition, the Company entered into a new credit agreement ("Credit Agreement") comprising (1) $260.0 million of seven-year term debt ("Term Loan") and (2) a $100.0 million five-year revolving credit facility ("Credit Facility"). On February 15, 2018 (the "Effective Date"), the Company entered into Amendment No. 1 (the "Amendment") to its Credit Agreement, which provided commitments for an additional $105.0 million of term loans

Notes to Consolidated Financial Statements—(Continued)

("Additional Term Loans") which were subject to, among other customary conditions, the substantially concurrent consummation of the SGA Acquisition. On July 2, 2018, the Company borrowed the $105.0 million of additional term loans and used the proceeds, in combination with balance sheet resources, to fund the SGA Acquisition. At December 31, 2018, $340.6 million was outstanding under the Term Loan and the Company had no borrowings under its Credit Facility. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented on the consolidated balance sheet net of related debt issuance costs which were $11.4 million as of December 31, 2018.

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

The Credit Agreement includes a financial maintenance covenant that the Company will not permit the Total Net Leverage Ratio to exceed 2.50:1.00 as of the last day of any fiscal quarter, provided that this covenant will apply only if on such day the aggregate principal amount of outstanding revolving loans and letters of credit under the Credit Facility exceeds 30% of the aggregate revolving commitments as of such day.

The obligations of the Company under the Credit Agreement are guaranteed by certain of its subsidiaries (the "Guarantors") and secured by substantially all of the assets of the Company, subject to customary exceptions. The Credit Agreement contains customary affirmative and negative covenants, including covenants that affect, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, merge or dissolve, make investments, dispose of assets, engage in sale and leaseback transactions, purchase shares of our common stock, make distributions and dividends and pre-payments of junior indebtedness, engage in transactions with affiliates, enter into restrictive agreements, amend documentation governing junior indebtedness, modify its fiscal year, or modify its organizational documents, subject to customary exceptions, thresholds, qualifications and "baskets."

The Term Loan amortizes at the rate of 1.00% per annum payable in equal quarterly installments and will be mandatorily repaid with: (a) 50% of the Company’s excess cash flow, as defined in the Credit Agreement, on an annual basis, beginning with the fiscal year ended December 31, 2018, declining to 25% if the Company’s secured net leverage ratio declines below 1.0, and further declining to 0% if the Company’s secured net leverage ratio declines below 0.5; (b) the net proceeds of certain asset sales, casualty or condemnation events, subject to customary reinvestment rights; and (c) the proceeds of any indebtedness incurred other than indebtedness permitted to be incurred by the Credit Agreement.

At any time, upon timely notice, the Company may terminate the Credit Agreement in full, reduce the commitment under the Credit Facility in minimum specified increments or prepay the Term Loan in whole or in part, subject to the payment of breakage fees with respect to LIBOR-based loans and, in the case of any Term Loans that are prepaid in connection with a "repricing transaction" occurring within the six-month period following the closing date, a 1.00% premium.

Future minimum Term Loan payments (exclusive of unamortized debt issuance costs) as of December 31, 2018 are as follows ($ in thousands):

Year	Amount
2019	$3,651
2020	3,652
2021	3,651
2022	3,652
2023	3,651
2024	322,317
$340,574

Notes to Consolidated Financial Statements—(Continued)

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

In re Virtus Investment Partners, Inc. Securities Litigation; formerly Tom Cummins v. Virtus Investment Partners Inc.
et al

On February 20, 2015, a putative class action complaint was filed against the Company and certain of the Company’s current officers (the "defendants") in the United States District Court for the Southern District of New York (the "Court"). On August 21, 2015, the plaintiffs filed a Consolidated Class Action Complaint (the "Complaint") purportedly filed on behalf of all purchasers of the Company’s common stock between January 25, 2013 and May 11, 2015 (the "Class Period"). The Complaint alleged that, during the Class Period, the defendants disseminated materially false and misleading statements and concealed material adverse facts relating to certain funds and alleged claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5. While the Company believed that the suit was without merit, on May 18, 2018, it executed a final settlement agreement with the plaintiffs settling all claims in the litigation in order to avoid the cost, distraction, disruption, and inherent litigation uncertainty. The settlement was approved by the Court on December 4, 2018, and on January 11, 2019, the Court entered final judgment, concluding the action.

Lease Commitments

The Company incurred rental expenses, primarily related to office space, under operating leases of $8.1 million, $6.2 million and $4.4 million in 2018, 2017 and 2016, respectively. Minimum aggregate rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2018 are as follows: $6.1 million in 2019; $6.5 million in 2020; $5.1 million in 2021; $3.9 million in 2022; $3.5 million in 2023; and $12.9 million thereafter.

Notes to Consolidated Financial Statements—(Continued)

12. Equity Transactions

Stock Repurchases

As of December 31, 2018, 4.2 million shares of the Company's common stock have been authorized to be repurchased under the Board of Directors approved share repurchase program and 624,803 shares remain available for repurchase.  Under the terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

During the year ended December 31, 2018, the Company repurchased a total of 258,953 common shares for approximately $27.5 million. As of December 31, 2018, the Company had repurchased a total of 3,555,242 shares of common stock at a weighted average price of $106.65 per share plus transaction costs for a total cost of $379.2 million.

Equity Issuances

During the year ended December 31, 2017, the Company issued 1,260,169 shares of common stock consisting of: (1) 1,046,500 shares of common stock in a public offering, which included the exercise of the underwriters' over-allotment option, for net proceeds of $109.5 million, after underwriting discounts, commissions and other offering expenses; and (2) 213,669 shares of the Company's common stock as part of the consideration for the RW Acquisition.

During the year ended December 31, 2017, the Company issued 1,150,000 shares of 7.25% mandatory convertible preferred stock ("MCPS") in a public offering which included the exercised over-allotment option for net proceeds of $111.0 million, after underwriting discounts, commissions and other offering expenses. The MCPS was issued with a liquidation preference of $100.00 per share. Unless converted earlier, each share of MCPS will convert automatically on February 1, 2020 (the "mandatory conversion date") into between 0.7583 and 0.9100 shares of common stock (a conversion price range between $131.88 to $109.90 per share, respectively), subject to customary anti-dilution adjustments. The number of shares of common stock issuable upon conversion will be determined based on the volume-weighted average price per share of the Company's common stock over the 20 consecutive trading day period beginning on, and including, the 22nd scheduled trading day immediately preceding the mandatory conversion date. Each share of MCPS can be converted prior to the mandatory conversion date at the option of the holder at the minimum conversion rate of 0.7583 or at a specified rate, in the event of a fundamental change as defined in the certificate of designations of the MCPS.

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

Dividends

During the first and second quarters of the year ended December 31, 2018, the Board of Directors declared quarterly cash dividends on the Company's common stock of $0.45 each. During the third and fourth quarters of the year ended December 31, 2018, the Board of Directors declared quarterly cash dividends on the Company's common stock of $0.55 each. Total dividends declared on the Company's common stock were $15.3 million for the year ended December 31, 2018.

During each quarter of the year ended December 31, 2018, the Board of Directors declared quarterly cash dividends on the Company's preferred stock of $1.8125 each. Total dividends declared on the Company's preferred stock were $8.3 million for the year ended December 31, 2018.

At December 31, 2018, $7.8 million was included as dividends payable in liabilities in the Consolidated Balance Sheet. This balance represents the fourth quarter dividends of $2.1 million to be paid on February 15, 2019 for the Company's preferred stock shareholders of record as of January 31, 2019 and $5.7 million to be paid on February 15, 2019 for the Company's common stock shareholders of record as of January 31, 2019.

Notes to Consolidated Financial Statements—(Continued)

13. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss), by component, are as follows:

($ in thousands)	Unrealized Gains (Losses) on Securities Available-for-Sale	Foreign Currency Translation Adjustments
Balance December 31, 2017	$(612)	$12
Unrealized net gain (loss) on available-for-sale securities, net of tax of $111	(292)	—
Foreign currency translation adjustments, net of tax of $6	—	(17)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of ($61) (1)	178	—
Net current-period other comprehensive income (loss)	(114)	(17)
Balance December 31, 2018	$(726)	$(5)

(1)
On January 1, 2018, the Company adopted amendments to ASC 825 pursuant to ASU 2016-01. This standard requires all equity investments (other than those accounted for under the equity method) to be measured at fair value with changes in the fair value recognized through net income.

($ in thousands)	Unrealized Gains (Losses) on Securities Available-for-Sale	Foreign Currency Translation Adjustments
Balance December 31, 2016	$(224)	$—
Unrealized net gain (loss) on available-for-sale securities, net of tax of $100	(388)	—
Foreign currency translation adjustments, net of tax of ($4)	—	12
Net current-period other comprehensive income (loss)	(388)	12
Balance December 31, 2017	$(612)	$12

14. Retirement Savings Plan

The Company sponsors a defined contribution 401(k) retirement plan (the "401(k) Plan") covering all employees who meet certain age and service requirements. Employees may contribute a percentage of their eligible compensation into the 401(k) Plan, subject to certain limitations imposed by the Internal Revenue Code. Through December 31, 2018, the Company matched employees’ contributions at a rate of 100% of employees’ contributions up to the first 5.0% of the employees’ compensation contributed to the 401(k) Plan. The Company’s matching contributions were $5.2 million, $2.8 million and $2.4 million in 2018, 2017 and 2016, respectively.

15. Stock-Based Compensation

The Company has an Omnibus Incentive and Equity Plan (the "Plan") under which officers, employees and directors may be granted equity-based awards, including restricted stock units ("RSUs"), performance stock units ("PSUs"), stock options and unrestricted shares of common stock. At December 31, 2018, 297,407 shares of common stock remain available for issuance of the 2,400,000 shares that are authorized for issuance under the Plan.
Stock-based compensation expense is summarized as follows:

	Years Ended December 31,
($ in thousands)	2018	2017	2016
Stock-based compensation expense	$23,116	$20,288	$11,948

Notes to Consolidated Financial Statements—(Continued)

Restricted Stock Units

Each RSU entitles the holder to one share of common stock when the restriction expires. RSUs generally have a term of one to three years and may be time-vested or performance-contingent (PSUs). The fair value of each RSU is based on the closing market price of the Company's common stock on the date of grant unless it contains a performance metric that is considered a market condition. RSUs that contain a market condition are valued using a simulation valuation model. Shares that are issued upon vesting are newly issued shares from the Plan and are not issued from treasury stock.
RSU activity for the year ended December 31, 2018 is summarized as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	483,021	$104.16
Granted	198,180	$131.16
Forfeited	(19,814)	$134.65
Settled	(109,149)	$114.28
Outstanding at December 31, 2018	552,238	$111.49

The grant-date intrinsic value of RSUs granted during the year ended December 31, 2018 was $26.0 million. The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2018, 2017 and 2016 was $131.16, $108.32 and $80.33 per share, respectively. The total fair value of RSUs vested during the years ended December 31, 2018, 2017 and 2016 was $12.5 million, $11.3 million and $9.3 million, respectively. For the years ended December 31, 2018, 2017 and 2016, a total of 41,101, 32,716 and 37,488 RSUs, respectively, were withheld through net share settlement by the Company to settle minimum employee tax withholding obligations. The Company paid $5.3 million, $3.5 million and $1.5 million for the years ended December 31, 2018, 2017 and 2016, respectively, in minimum employee tax withholding obligations related to RSUs withheld. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have been otherwise issued as a result of the vesting.

As of December 31, 2018 and 2017, unamortized stock-based compensation expense for outstanding RSUs was $32.2 million and $29.3 million with a weighted average remaining contractual life of 1.5 years and 1.6 years, respectively. The Company did not capitalize any stock-based compensation expenses during the years ended December 31, 2018, 2017 and 2016.

During the years ended December 31, 2018 and 2017, the Company granted 68,803 and 122,606 PSUs, which contain performance-based metrics in addition to a service condition. Compensation expense for these PSUs is generally recognized over a three-year service period based upon the value determined using a combination of the intrinsic value method, for awards that contain a performance metric that represents a "performance condition" in accordance with ASC 718, and the Monte Carlo simulation valuation model, for awards under the performance metric that represents a "market condition" under ASC 718. Compensation expense for the awards that contain a market condition is fixed at the date of grant and will not be adjusted in future periods based upon the achievement of the market condition. Compensation expense for the awards with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon the final outcome. For the years ended December 31, 2018 and 2017, total stock-based compensation expense included $8.2 million and $7.8 million respectively, for PSUs. As of December 31, 2018 and 2017, unamortized stock-based compensation expense related to PSUs was $11.4 million and $10.9 million, respectively.
Stock Options
Stock option activity for the year ended December 31, 2018 is summarized as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	109,808	$16.44
Exercised	(33,057)	$24.74
Outstanding at December 31, 2018	76,751	$12.86
Vested and exercisable at December 31, 2018	76,751	$12.86

Notes to Consolidated Financial Statements—(Continued)

Stock options generally cliff vest after three years and have a contractual life of ten years. Stock options are granted with an exercise price equal to the fair market value of the shares at the date of grant. The weighted-average remaining contractual term for stock options outstanding at December 31, 2018 and December 31, 2017 was 0.5 and 1.2 years, respectively. The weighted-average remaining contractual term for stock options vested and exercisable at December 31, 2018 was 0.5 years. At December 31, 2018, the aggregate intrinsic value of stock options outstanding and vested and exercisable was $5.1 million. There were no unvested stock options at December 31, 2018. The total intrinsic value of stock options exercised for the years ended December 31, 2018, 2017 and 2016 was $3.0 million, $2.5 million and $1.3 million, respectively. Cash received from stock option exercises was $0.8 million, $0.1 million and $0.5 million for 2018, 2017 and 2016, respectively.

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

16. Earnings (Loss) Per Share

The computation of basic and diluted earnings (loss) per share is as follows:

	Years Ended December 31,
($ in thousands, except per share amounts)	2018	2017	2016
Net Income (Loss)	$76,080	$39,939	$48,763
Noncontrolling interests	(551)	(2,927)	(261)
Net Income (Loss) Attributable to Stockholders	75,529	37,012	48,502
Preferred stock dividends	(8,337)	(8,336)	—
Net Income (Loss) Attributable to Common Stockholders	$67,192	$28,676	$48,502
Shares (in thousands):
Basic: Weighted-average number of shares outstanding	7,174	7,013	7,648
Plus: Incremental shares from assumed conversion of dilutive instruments	1,353	234	174
Diluted: Weighted-average number of shares outstanding	8,527	7,247	7,822
Earnings (Loss) per Share—Basic	$9.37	$4.09	$6.34
Earnings (Loss) per Share—Diluted	$8.86	$3.96	$6.20

The following table details the securities that have been excluded from the above computation of weighted-average number of shares for diluted EPS, because the effect would be anti-dilutive.

	Years Ended Years Ended December 31,
(In thousands)	2018	2017	2016
Restricted stock units and stock options	12	—	8
Preferred stock	—	897	—
Total anti-dilutive securities	12	897	8

Notes to Consolidated Financial Statements—(Continued)

17. Concentration of Credit Risk

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company. The following funds provided 10 percent or more of the total revenues of the Company:

	Years Ended December 31,
($ in thousands)	2018	2017	2016
Virtus Vontobel Emerging Markets Opportunities Fund
Investment management, administration and shareholder service fees	$52,548	$48,826	$49,085
Percent of total revenues	10%	12%	15%
Virtus Newfleet Multi-Sector Short Term Bond Fund
Investment management, administration and shareholder service fees	$54,257	$44,577	$43,579
Percent of total revenues	10%	11%	14%

18. Redeemable Noncontrolling Interests

Redeemable noncontrolling interests for the year ended December 31, 2018 included the following amounts:

($ in thousands)	Consolidated Investment Products	Affiliate Noncontrolling Interests	Total
Balance at December 31, 2017	$4,178	$—	$4,178
Business acquisition	—	55,500	55,500
Net income (loss) attributable to noncontrolling interests	(472)	987	515
Net subscriptions (redemptions) (distributions) and other	(1,322)	(1,390)	(2,712)
Balance at December 31, 2018	$2,384	$55,097	$57,481

19. Consolidation

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

Notes to Consolidated Financial Statements—(Continued)

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
The following table presents the balances of the consolidated investment products that, after intercompany eliminations, are reflected in the Consolidated Balance Sheets as of December 31, 2018 and 2017:

	As of December 31,
	2018			2017
		VIEs			VIEs
($ in thousands)	VOEs	CLOs	Other	VOEs	CLOs	Other
Cash and cash equivalents	$1,029	$51,363	$559	$820	$82,823	$18,489
Investments	12,923	1,709,266	27,379	34,623	1,555,879	7,250
Other assets	228	30,426	403	767	32,671	48
Notes payable	—	(1,620,260)	—	—	(1,457,435)	—
Securities purchased payable and other liabilities	(823)	(69,737)	(146)	(1,319)	(110,871)	(764)
Noncontrolling interests	(2,348)	(13,958)	(36)	(4,178)	(16,667)	$—
The Company’s net interests in consolidated investment products	$11,009	$87,100	$28,159	$30,713	$86,400	$25,023

Consolidated CLOs

The majority of the Company's consolidated investment products that are VIEs are CLOs. At December 31, 2018, the Company consolidated five CLOs including one CLO currently in warehouse-stage. The financial information of certain CLOs is included in the Company's consolidated financial statements on a one-month lag based upon the availability of financial information. Majority-owned consolidated private funds, whose primary purpose is to invest in CLOs for which the Company serves as the collateral manager, are also included.

Investments of CLOs

The CLOs' investments of $1.7 billion at December 31, 2018 represent bank loan investments, which comprise the majority of the CLOs' portfolio asset collateral and are senior secured corporate loans across a variety of industries. These bank loan investments mature at various dates between 2019 and 2026 and pay interest at LIBOR plus a spread of up to 8.75%. At December 31, 2018, the fair value of the bank loan investments exceeded the unpaid principal balance by approximately $49.7 million. At December 31, 2018, there were no material collateral assets in default.

Notes Payable of CLOs

The CLOs hold notes payable with a total value, at par, of $1.8 billion, consisting of senior secured floating rate notes payable with a par value of $1.4 billion, warehouse facility debt of $155.7 million and subordinated notes with a par value of $179.8 million. These note obligations bear interest at variable rates based on LIBOR plus a pre-defined spread ranging from 0.8% to 7.0%. The principal amounts outstanding of the note obligations issued by the CLOs mature on dates ranging from October 2027 to January 2029. The CLOs may elect to reinvest any prepayments received on bank loan investments between October 2019 and October 2021, depending on the CLO. Generally, subsequent prepayments received after the reinvestment period must be used to pay down the note obligations.

Notes to Consolidated Financial Statements—(Continued)

The Company’s beneficial interests and maximum exposure to loss related to these consolidated CLOs is limited to: (i) ownership in the subordinated notes and (ii) accrued management fees. The secured notes of the consolidated CLOs have contractual recourse only to the related assets of the CLO and are classified as financial liabilities. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative prescribed by ASU 2014-13, results in the net assets of the consolidated CLOs shown above to be equivalent to the beneficial interests retained by the Company at December 31, 2018, as shown in the table below:

($ in thousands)
Subordinated notes	$86,011
Accrued investment management fees	1,089
Total Beneficial Interests	$87,100

The following table represents income and expenses of the consolidated CLOs included in the Company's Consolidated Statements of Operations for the period indicated:

Year Ended
($ in thousands)	December 31, 2018
Income:
Realized and unrealized gain (loss), net	$(16,202)
Interest income	96,666
Total Income	$80,464

Expenses:
Other operating expenses	$2,547
Interest expense	64,788
Total Expense	67,335
Noncontrolling interest	(37)
Net Income (loss) attributable to CIPs	$13,092

As summarized in the table below, the application of the measurement alternative as prescribed by ASU 2014-13 results in the consolidated net income summarized above to be equivalent to the Company’s own economic interests in the consolidated CLOs, which are eliminated upon consolidation:

Year Ended
($ in thousands)	December 31, 2018
Distributions received and unrealized gains (losses) on the subordinated notes held by the Company	$5,763
Investment management fees	7,329
Total Economic Interests	$13,092

Notes to Consolidated Financial Statements—(Continued)

Fair Value Measurements of Consolidated Investment Products
The assets and liabilities of the consolidated investment products measured at fair value on a recurring basis by fair value hierarchy level were as follows:

As of December 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$51,363	$—	$—	$51,363
Debt investments	5,306	1,724,714	6,848	1,736,868
Equity investments	12,700	—	—	12,700
Total assets measured at fair value	$69,369	$1,724,714	$6,848	$1,800,931
Liabilities
Notes payable	$—	$1,620,260	$—	$1,620,260
Short sales	707	—	—	707
Total liabilities measured at fair value	$707	$1,620,260	$—	$1,620,967

As of December 31, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$82,769	$—	$—	$82,769
Debt investments	—	1,527,845	33,887	1,561,732
Equity investments	35,126	—	894	36,020
Total assets measured at fair value	$117,895	$1,527,845	$34,781	$1,680,521
Liabilities
Notes payable	$—	$1,457,435	$—	$1,457,435
Derivatives	2	—	—	2
Short sales	719	—	—	719
Total liabilities measured at fair value	$721	$1,457,435	$—	$1,458,156

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

Notes to Consolidated Financial Statements—(Continued)

For the years ended 2018 and 2017, no securities held by consolidated investment products were transferred from Level 2 to Level 1 and no securities held by consolidated investment products were transferred from Level 1 to Level 2.

Notes payable represent notes issued by consolidated investments products that are CLOs and are measured using the measurement alternative in ASU 2014-13. Accordingly, the fair value of CLO liabilities was measured as the fair value of CLO assets less the sum of: (a) the fair value of the beneficial interests held by the Company and (b) the carrying value of any beneficial interests that represent compensation for services. The fair value of the beneficial interests held by the Company is based on third-party pricing information without adjustment.

The securities purchase payable at December 31, 2018 and 2017 approximated fair value due to the short term nature of the instruments.

The following table is a reconciliation of assets and liabilities of consolidated investment products for Level 3 investments for which significant unobservable inputs were used to determine fair value.

	Year Ended December 31,
($ in thousands)	2018	2017
Level 3 Securities (a)
Balance at Balance at beginning of period	$34,781	$25
Purchases	7,122	3,174
Sales	(13,895)	(3,357)
Paydowns	—	—
Amortization	19	9
Change in unrealized gains (losses), net	1,993	434
Realized gains (loss), net	562	(49)
Acquired in business combination	—	9,151
Transfers to Level 2	(33,873)	(35,258)
Transfers from Level 2	10,139	60,652
Balance at end of period	$6,848	$34,781

(a)
The investments that are categorized as Level 3 were valued utilizing third-party pricing information without adjustment. All transfers are deemed to occur at the end of period. Transfers between Level 2 and Level 3 were due to a decrease in trading activities at period end.

For the years ended December 31, 2018 and December 31, 2017, respectively, there were no securities held by consolidated investment products that transferred between Level 1 and Level 2.

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

The Company has interests in certain other entities that are VIEs that the Company does not consolidate as it is not the primary beneficiary of those entities. The Company is not the primary beneficiary as its interest in these entities does not provide the Company with the power to direct the activities that most significantly impact the entities' economic performance. At December 31, 2018, the carrying value and maximum risk of loss related to the Company's interest in these VIEs was $16.4 million.

Notes to Consolidated Financial Statements—(Continued)

20. Subsequent Events

Dividends Declared

On February 21, 2019, the Company declared a quarterly cash dividend of $0.55 per common share to be paid on May 15, 2019 to shareholders of record at the close of business on April 30, 2019. The Company also declared a quarterly cash dividend of $1.8125 per share on the Company's 7.25% mandatory convertible preferred stock to be paid on May 1, 2019 to shareholders of record at the close of business on April 15, 2019.

21. Selected Quarterly Data (Unaudited)

	2018
($ in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$138,065	$152,210	$132,932	$129,028
Operating Income (Loss)	29,228	33,946	27,308	22,617
Net Income (Loss)	1,093	27,931	23,229	23,827
Net Income (Loss) Attributable to Common Stockholders	77	24,913	20,986	21,216
Earnings (loss) per share—Basic	$0.01	$3.47	$2.91	$2.95
Earnings (loss) per share—Diluted	$0.01	$3.19	$2.75	$2.77

	2017
($ in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$128,024	$123,675	$94,132	$79,776
Operating Income (Loss)	28,015	16,789	3,184	10,047
Net Income (Loss)	5,643	20,523	28	13,745
Net Income (Loss) Attributable to Common Stockholders	3,414	16,708	(2,389)	10,943
Earnings (loss) per share—Basic	$0.48	$2.32	$(0.34)	$1.67
Earnings (loss) per share—Diluted	$0.46	$2.21	$(0.34)	$1.62