Form 10-Q
period 2019-03-31
VIRTUS INVESTMENT PARTNERS, INC.
filed 2019-05-06
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-10994

VIRTUS INVESTMENT PARTNERS, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-3962811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Financial Plaza, Hartford, CT 06103
(Address of principal executive offices, including Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, $0.01 par value (including Preferred Share Purchase Rights)	VRTS	The NASDAQ Stock Market LLC
The number of shares outstanding of the registrant’s common stock was 6,987,281 as of April 26, 2019.

VIRTUS INVESTMENT PARTNERS, INC.

"We," "us," "our," "the Company," and "Virtus" as used in this Quarterly Report on Form 10-Q, refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
Virtus Investment Partners, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2019	December 31, 2018
($ in thousands, except share data)
Assets:
Cash and cash equivalents	$142,343	$201,705
Investments	75,925	79,558
Accounts receivable, net	74,150	70,047
Assets of consolidated investment products ("CIP")
Cash and cash equivalents of CIP	55,353	52,015
Cash pledged or on deposit of CIP	370	936
Investments of CIP	1,767,942	1,749,568
Other assets of CIP	31,153	31,057
Furniture, equipment and leasehold improvements, net	20,171	20,154
Intangible assets, net	331,271	338,812
Goodwill	290,366	290,366
Deferred taxes, net	23,564	22,116
Other assets	32,694	14,201
Total assets	$2,845,302	$2,870,535
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$31,105	$93,339
Accounts payable and accrued liabilities	27,723	27,926
Dividends payable	7,473	7,762
Debt	317,665	329,184
Other liabilities	40,573	20,010
Liabilities of CIP
Notes payable of CIP	1,640,360	1,620,260
Securities purchased payable and other liabilities of CIP	74,942	70,706
Total liabilities	2,139,841	2,169,187
Commitments and Contingencies (Note 15)
Redeemable noncontrolling interests	59,003	57,481
Equity:
Equity attributable to stockholders:
Series D mandatory convertible preferred stock, $0.01 par value, 1,150,000 shares authorized, issued and outstanding at March 31, 2019 and December 31, 2018	110,843	110,843
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 10,682,129 shares issued and 6,978,925 shares outstanding at March 31, 2019 and 10,552,624 shares issued and 6,997,382 shares outstanding at December 31, 2018, respectively	107	106
Additional paid-in capital	1,205,926	1,209,805
Retained earnings (accumulated deficit)	(289,119)	(310,865)
Accumulated other comprehensive income (loss)	1	(731)
Treasury stock, at cost, 3,703,204 and 3,555,242 shares at March 31, 2019 and December 31, 2018, respectively	(394,248)	(379,249)
Total equity attributable to stockholders	633,510	629,909
Noncontrolling interests of CIP	12,948	13,958
Total equity	646,458	643,867
Total liabilities and equity	$2,845,302	$2,870,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2019	2018
($ in thousands, except per share data)
Revenues
Investment management fees	$105,918	$100,476
Distribution and service fees	10,063	12,607
Administration and shareholder service fees	14,413	15,738
Other income and fees	324	207
Total revenues	130,718	129,028
Operating Expenses
Employment expenses	60,851	60,696
Distribution and other asset-based expenses	19,764	22,291
Other operating expenses	18,723	16,862
Operating expenses of consolidated investment products ("CIP")	451	511
Restructuring and severance	1,176	—
Depreciation and other amortization	1,213	1,015
Amortization expense	7,541	5,036
Total operating expenses	109,719	106,411
Operating Income (Loss)	20,999	22,617
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	3,433	438
Realized and unrealized gain (loss) of CIP, net	(1,921)	2,259
Other income (expense), net	450	1,319
Total other income (expense), net	1,962	4,016
Interest Income (Expense)
Interest expense	(5,165)	(3,858)
Interest and dividend income	1,190	721
Interest and dividend income of investments of CIP	27,402	21,403
Interest expense of CIP	(19,701)	(14,549)
Total interest income (expense), net	3,726	3,717
Income (Loss) Before Income Taxes	26,687	30,350
Income tax expense (benefit)	4,219	6,523
Net Income (Loss)	22,468	23,827
Noncontrolling interests	(722)	(527)
Net Income (Loss) Attributable to Stockholders	21,746	23,300
Preferred stockholder dividends	(2,084)	(2,084)
Net Income (Loss) Attributable to Common Stockholders	$19,662	$21,216
Earnings (Loss) per Share—Basic	$2.80	$2.95
Earnings (Loss) per Share—Diluted	$2.61	$2.77
Cash Dividends Declared per Preferred Share	$1.81	$1.81
Cash Dividends Declared per Common Share	$0.55	$0.45
Weighted Average Shares Outstanding—Basic (in thousands)	7,015	7,197
Weighted Average Shares Outstanding—Diluted (in thousands)	8,322	8,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2019	2018
($ in thousands)
Net Income (Loss)	$22,468	$23,827
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $(3) and ($4) for the three months ended March 31, 2019 and 2018, respectively	6	10
Unrealized gain (loss) on available-for-sale securities, net of tax of $97 for the three months ended March 31, 2018	—	(249)
Other comprehensive income (loss)	6	(239)
Comprehensive income (loss)	22,474	23,588
Comprehensive (income) loss attributable to noncontrolling interests	(722)	(527)
Comprehensive Income (Loss) Attributable to Stockholders	$21,752	$23,061
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2019	2018
($ in thousands)
Cash Flows from Operating Activities:
Net income (loss)	$22,468	$23,827
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense, intangible asset and other amortization	9,874	6,819
Stock-based compensation	5,629	5,909
Amortization of deferred commissions	980	737
Payments of deferred commissions	(455)	(1,075)
Equity in earnings of equity method investments	(496)	(1,322)
Realized and unrealized (gains) losses on investments, net	(3,292)	(333)
Sales (purchases) of investments, net	9,413	4,718
Deferred taxes, net	(1,705)	646
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	(2,732)	2,629
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	(60,857)	(51,148)
Operating activities of consolidated investment products ("CIP"):
Realized and unrealized (gains) losses on investments of CIP, net	1,497	(2,382)
Purchases of investments by CIP	(157,158)	(264,398)
Sales of investments by CIP	152,572	217,564
Net purchases of short term investments by CIP	(911)	(177)
Sales (purchases) of securities sold short by CIP, net	1,064	190
Change in other assets of CIP	578	(492)
Change in liabilities of CIP	316	(3,467)
Net cash provided by (used in) operating activities	(23,215)	(61,755)
Cash Flows from Investing Activities:
Capital expenditures	(2,568)	(1,275)
Change in cash and cash equivalents of CIP due to consolidation (deconsolidation), net	(1,571)	—
Sale of available-for-sale securities	2,044	—
Purchases of available-for-sale securities	—	(20,302)
Net cash provided by (used in) investing activities	(2,095)	(21,577)
Cash Flows from Financing Activities:
Repayments on debt	(12,413)	(650)
Payment of deferred financing costs	—	(3,400)
Common stock dividends paid	(4,441)	(3,412)
Preferred stock dividends paid	(2,084)	(2,084)
Repurchases of common shares	(14,999)	—
Stock options exercised	449	698
Taxes paid related to net share settlement of restricted stock units	(4,804)	(5,014)
Net subscriptions received from (redemptions/distributions paid to) noncontrolling interests	6,012	(589)
Financing activities of CIP:
Borrowings (payments) on borrowings by CIP	—	350,000
Proceeds from issuance of notes payable by CIP	1,000	—
Repayment of notes payable by CIP	—	(350,000)
Net cash provided by (used in) financing activities	(31,280)	(14,451)
Net increase (decrease) in cash, cash equivalents and restricted cash	(56,590)	(97,783)
Cash, cash equivalents and restricted cash, beginning of period	254,656	234,282
Cash, Cash Equivalent and Restricted Cash, End of Period	$198,066	$136,499
Non-Cash Investing Activities:
Change in accrual for capital expenditures	$(1,267)	$(375)
Non-Cash Financing Activities:
Increase (decrease) to noncontrolling interest due to consolidation (deconsolidation) of CIP, net	$(6,423)	$—
Common stock dividends payable	$3,865	$3,248
Preferred stock dividends payable	$2,084	$2,084

	March 31, 2019	December 31, 2018
($ in thousands)
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$142,343	$201,705
Cash of consolidated investment products	55,353	52,015
Cash pledged or on deposit of consolidated investment products	370	936
Cash, cash equivalents and restricted cash at end of period	$198,066	$254,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Permanent Equity												Temporary Equity
	Common Stock		Preferred Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Stockholders	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
($ in thousands, except per share data)	Shares	Par Value	Shares	Amount				Shares	Amount
Balances at December 31, 2017	7,159,645	$105	1,150,000	$110,843	$1,216,173	$(386,216)	$(600)	3,296,289	$(351,748)	$588,557	$16,667	$605,224	$4,178
Adjustment for adoption of ASU 2016-01	—	—	—	—	—	(178)	178	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	23,300	—	—	—	23,300	672	23,972	(145)
Net unrealized gain (loss) on securities available-for-sale	—	—	—	—	—	—	(249)	—	—	(249)	—	(249)	—
Foreign currency translation adjustments	—	—	—	—	—	—	10	—	—	10	—	10	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	—	—	(720)	(720)	129
Cash dividends declared ($1.8125 per preferred share)	—	—	—	—	(2,084)	—	—	—	—	(2,084)	—	(2,084)	—
Cash dividends declared ($0.45 per common share)	—	—	—	—	(3,394)	—	—	—	—	(3,394)	—	(3,394)	—
Issuance of common shares related to employee stock transactions	57,798	—	—	—	698	—	—	—	—	698	—	698	—
Taxes paid on stock-based compensation	—	—	—	—	(5,014)	—	—	—	—	(5,014)	—	(5,014)	—
Stock-based compensation	—	—	—	—	6,963	—	—	—	—	6,963	—	6,963	—
Balances at March 31, 2018	7,217,443	$105	1,150,000	$110,843	$1,213,342	$(363,094)	$(661)	3,296,289	$(351,748)	$608,787	$16,619	$625,406	$4,162
Balances at December 31, 2018	6,997,382	$106	1,150,000	$110,843	$1,209,805	$(310,865)	$(731)	3,555,242	$(379,249)	$629,909	$13,958	$643,867	$57,481
Net income (loss)	—	—	—	—	—	21,746	—	—	—	21,746	(453)	21,293	1,175
Foreign currency translation adjustments	—	—	—	—	—	—	6	—	—	6	—	6	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	—	—	(557)	(557)	347
Reclassification from other comprehensive (income) loss	—	—	—	—	—	—	726	—	—	726	—	726	—
Cash dividends declared ($1.8125 per preferred share)	—	—	—	—	(2,084)	—	—	—	—	(2,084)	—	(2,084)	—
Cash dividends declared ($0.55 per common share)	—	—	—	—	(4,152)	—	—	—	—	(4,152)	—	(4,152)	—
Repurchases of common shares	(147,962)	—	—	—	—	—	—	147,962	(14,999)	(14,999)	—	(14,999)	—
Issuance of common shares related to employee stock transactions	129,505	1	—	—	448	—	—	—	—	449	—	449	—
Taxes paid on stock-based compensation	—	—	—	—	(4,804)	—	—	—	—	(4,804)		(4,804)	—
Stock-based compensation	—	—	—	—	6,713	—	—	—	—	6,713	—	6,713	—
Balances at March 31, 2019	6,978,925	$107	1,150,000	$110,843	$1,205,926	$(289,119)	$1	3,703,204	$(394,248)	$633,510	$12,948	$646,458	$59,003

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

The Company provides investment management and related services to individuals and institutions. The Company’s retail investment management services are provided to individuals through products consisting of U.S. 1940 Act mutual funds and Undertaking for Collective Investment in Transferable Securities ("UCITS" or "offshore funds" and collectively with U.S. 1940 Act mutual funds, "open-end funds"), exchange traded funds ("ETFs"), closed-end funds (collectively with open-end funds and ETFs, "funds") and retail separate accounts. Institutional investment management services are provided to corporations, multi-employer retirement funds, employee retirement systems, foundations, endowments and structured products. The Company also provides subadvisory services to other investment advisors.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission. The Company’s significant accounting policies, which have been consistently applied, are summarized in its 2018 Annual Report on Form 10-K.

New Accounting Standards Implemented

In July 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-09, Codification Improvements. On January 1, 2019, the Company adopted this standard. This standard which does not prescribe any new accounting guidance, makes minor improvements and clarifications of several different FASB Accounting Standards Codification ("ASC") areas based on comments and suggestions made by various stakeholders. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The standard provides financial statement preparers with the option to reclassify tax effects within other comprehensive income (referred to as stranded tax effects) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. On January 1, 2019, the Company adopted this standard. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). The standard replaces current codification Topic 840 - Leases with updated guidance on accounting for leases that requires a lessee to recognize assets and liabilities arising from an operating lease on the balance sheet, whereas previous guidance did not require lease assets and liabilities to be recognized for most operating leases. Furthermore, this standard permits companies to make an accounting policy election to not recognize lease assets and liabilities on the balance sheet for leases with a term of 12 months or less. For both finance leases and operating leases, the lease liability should be initially measured at the present value of the future lease payments. In addition to recognizing the lease liability, companies are required to recognize a corresponding asset representing the right to use the underlying asset over the lease term. The right of use asset ("ROU") is initially measured as the value of the lease liability, plus indirect costs and prepaid lease payments, less lease incentives. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), which provides narrow amendments to clarify how to apply certain aspects of ASU 2016-02, allowing entities the option to instead apply the provisions of the new lease standards at the effective date without adjusting comparative periods presented. The Company elected this optional transition method along with the package of practical expedients permitted under the guidance which resulted in not having to reassess whether expired or existing contracts upon adoption contained a lease as well as retaining the historical classifications of the Company's leases and initial direct costs. The Company also elected the hindsight practical expedient in evaluating lessee options and to combine lease and non-lease components in calculating the lease liability and ROU asset for operating leases. The adoption of this standard resulted in the recording of a ROU asset of $20.5 million and lease liability of $28.6 million on January 1, 2019 which represented a non-cash investing activity in the Company's condensed consolidated statements of cash flows. See Note 8 for further discussion.

New Accounting Standards Not Yet Implemented

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40) ("ASU 2018-15"). This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, including an internal use software license. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this standard will have a material impact on the Company's condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). This standard modifies the disclosure requirements on fair value measurements and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the potential impact of the guidance but does not expect the adoption of this standard will have a material impact on the Company's condensed consolidated financial statements.

3. Revenues

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

Revenue Disaggregated by Source
The following table summarizes revenue by source:

	Three Months Ended March 31,
	2019	2018
($ in thousands)
Investment management fees
Open-end funds	$53,293	$54,361
Closed-end funds	10,019	10,378
Retail separate accounts	18,005	16,529
Institutional accounts	22,177	15,818
Structured products	1,647	2,326
Other products	777	1,064
Total investment management fees	105,918	100,476
Distribution and service fees	10,063	12,607
Administration and shareholder service fees	14,413	15,738
Other income and fees	324	207
Total revenues	$130,718	$129,028

4. Business Combinations

Sustainable Growth Advisers, LP
On July 1, 2018, the Company completed the acquisition of 70% of the outstanding limited partnership interests of Sustainable Growth Advisors, LP ("SGA") and 100% of the membership interests in its general partner, SGIA, LLC (the "SGA Acquisition"). SGA is an investment manager specializing in U.S. and global growth equity portfolios. The total purchase price of the SGA Acquisition was $129.5 million. The Company accounted for the acquisition in accordance with ASC 805, Business Combinations. The purchase price was allocated to the assets acquired, liabilities assumed and noncontrolling interests based upon their estimated fair values at the date of the SGA Acquisition. Goodwill of $120.2 million and other intangible assets of $62.0 million were recorded as a result of the SGA Acquisition. The Company expects $127.5 million of this amount to be tax deductible over 15 years. The Company has not completed its final assessment of the fair values of purchased receivables or acquired contracts. The final fair value of the net assets acquired may result in adjustments to certain assets and liabilities, including goodwill.
The following table summarizes the identified acquired assets, liabilities assumed and redeemable noncontrolling interests as of the acquisition date:

July 1, 2018
($ in thousands)
Assets:
Cash and cash equivalents	$2,505
Investments	262
Accounts receivable	6,649
Furniture, equipment and leasehold improvements	70
Intangible assets	62,000
Goodwill	120,213
Other assets	659
Total Assets	192,358
Liabilities
Accrued compensation and benefits	824
Accounts payable and accrued liabilities	6,534
Total liabilities	7,358
Redeemable noncontrolling interests	55,500
Total Net Assets Acquired	$129,500

Identifiable Intangible Assets Acquired

In connection with the allocation of the purchase price, the Company identified the following intangible assets:

	July 1, 2018
	Approximate Fair Value	Weighted Average of Useful Life
($ in thousands)
Definite-lived intangible assets:
Institutional and retail separate account investment contracts	$49,000	6 years
Trade name	7,000	10 years
Non-competition agreements	6,000	5 years
Total definite-lived intangible assets	$62,000

5. Intangible Assets, Net

Intangible assets, net are summarized as follows:

	March 31, 2019	December 31, 2018
($ in thousands)
Definite-lived intangible assets:
Investment contracts and other	$487,747	$487,747
Accumulated amortization	(199,992)	(192,451)
Definite-lived intangible assets, net	287,755	295,296
Indefinite-lived intangible assets	43,516	43,516
Total intangible assets, net	$331,271	$338,812

Activity in intangible assets, net is as follows:

	Three Months Ended March 31,
	2019	2018
($ in thousands)
Intangible assets, net
Balance, beginning of period	$338,812	$301,954
Amortization	(7,541)	(5,036)
Balance, end of period	$331,271	$296,918

Estimated amortization expense of intangible assets for the remainder of fiscal year 2019 and succeeding fiscal years is as follows:

Fiscal Year	Amount ($ in thousands)
Remainder of 2019	$22,569
2020	29,945
2021	29,933
2022	29,809
2023	29,148
2024 and thereafter	146,351
$287,755

6. Investments
Investments consist primarily of investments in the Company's sponsored products. The Company's investments, excluding the assets of consolidated investment products discussed in Note 17, at March 31, 2019 and December 31, 2018, were as follows:

	March 31, 2019	December 31, 2018
($ in thousands)
Investment securities - fair value	$56,362	$59,271
Investment securities - available for sale	—	2,023
Equity method investments	11,051	10,573
Nonqualified retirement plan assets	7,519	6,716
Other investments	993	975
Total investments	$75,925	$79,558

Investment Securities - fair value
Investment securities - fair value consist of investments in the Company's sponsored funds, separately managed accounts and trading debt securities. The composition of the Company’s investment securities - fair value is summarized as follows:

	March 31, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
($ in thousands)
Investment Securities - fair value
Sponsored funds	$33,082	$33,075	$43,507	$40,191
Equity securities	16,628	18,827	16,380	16,981
Debt securities	4,460	4,460	3,816	2,099
Total Investment Securities - fair value	$54,170	$56,362	$63,703	$59,271

For the three months ended March 31, 2019, the Company recognized a realized loss of $0.8 million on the sale of its investment securities - fair value. For the three months ended March 31, 2018, the Company recognized a realized loss of $0.4 million on investment securities - fair value.

Investments securities - available for sale
The investment securities - available for sale primarily consist of investments in CLOs for which the Company provides investment management services and does not consolidate. The Company had no investment securities - available for sale as of March 31, 2019. The composition of the Company’s investment securities - available for sale is summarized as follows:

	December 31, 2018
	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Investment Securities - available for sale
Investments in CLOs	$3,696	$(1,673)	$—	$2,023

7. Fair Value Measurements
The Company’s assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of consolidated investment products discussed in Note 17, as of March 31, 2019 and December 31, 2018 by fair value hierarchy level were as follows:
March 31, 2019

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$110,304	$—	$—	$110,304
Investment securities - fair value
Sponsored funds	33,075	—	—	33,075
Equity securities	18,827	—	—	18,827
Debt securities	—	43	4,417	4,460
Nonqualified retirement plan assets	7,519	—	—	7,519
Total assets measured at fair value	$169,725	$43	$4,417	$174,185

December 31, 2018

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$158,596	$—	$—	$158,596
Investment securities - fair value
Sponsored funds	40,191	—	—	40,191
Equity securities	16,981	—	—	16,981
Debt securities	—	—	2,099	2,099
Investment securities - available for sale	—	—	2,023	2,023
Nonqualified retirement plan assets	6,716	—	—	6,716
Total assets measured at fair value	$222,484	$—	$4,122	$226,606
The following is a discussion of the valuation methodologies used for the Company’s assets measured at fair value:

Cash equivalents represent investments in money market funds. Cash investments in actively traded money market funds are valued using published net asset values and are classified as Level 1.

Sponsored funds represent investments in open-end funds, closed-end funds and ETFs for which the Company acts as the investment manager. The fair value of open-end funds is determined based on their published net asset values and are categorized as Level 1. The fair value of closed-end funds and ETFs is determined based on the official closing price on the exchange on which they are traded and are categorized as Level 1.

Equity securities represent securities traded on active markets and are valued at the official closing price (typically last sale or bid) on the exchange on which the securities are primarily traded and are categorized as Level 1.

Debt securities primarily represent investments in CLOs for which the Company provides investment management services. The investments in CLOs are measured at fair value based on independent third-party valuations and are categorized as Level 2 and Level 3. The independent third-party valuations are based on discounted cash flow models and comparable trade data.

Nonqualified retirement plan assets represent mutual funds within a nonqualified retirement plan whose fair value is determined based on their published net asset value and are categorized as Level 1.

Cash, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments.

Transfers into and out of levels are reflected when significant inputs used for the fair value measurement, including market inputs or performance attributes, become observable or unobservable or when the Company determines it has the ability, or no longer has the ability, to redeem, in the near term, certain investments that the Company values using a net asset value, or if the book value no longer represents fair value. There were no transfers between levels during the three months ended March 31, 2019 and 2018.

The following table is a reconciliation of assets for Level 3 investments for which significant unobservable inputs were used to determine fair value.

	Three Months Ended March 31,
($ in thousands)	2019	2018
Level 3 Investments (a)
Balance at beginning of period	$4,122	$4,439
Purchases (sales), net	232	1,326
Change in realized and unrealized gain (loss), net	63	(233)
Balance at end of period	$4,417	$5,532

(a)	The investments that are categorized as Level 3 were valued utilizing third-party pricing information without adjustment.

8. Leases
When an arrangement qualifies as a lease, the Company recognizes a lease liability and a corresponding asset (ROU asset) on the lease’s commencement date. The lease liability is initially measured at the present value of the future minimum lease payments over the lease term using the rate implicit in the arrangement or, if not available, the Company's incremental borrowing rate. An operating lease asset is measured initially at the value of the lease liability excluding any lease incentives and initial direct costs incurred. The Company's leases qualify as operating leases and consist primarily of real estate leases for its office locations which have remaining initial lease terms of 1.3 to 11.1 years and a weighted average remaining lease term of 7.3 years. The Company has options to renew some of its leases for periods ranging from 3.0 to 15.0 years, depending on the lease. None of the Company's renewal options were considered reasonably assured of being exercised and were excluded from the initial lease term used to determine the Company's ROU asset and lease liability. The balance at March 31, 2019 of the ROU asset recorded in other assets was $19.6 million and the balance of the lease liability recorded in other liabilities was $27.8 million in the Company's condensed consolidated balance sheet. As the Company's leases do not provide an implicit rate, the Company used its incremental borrowing rate in determining the present value of its lease payments which was 4.91%. at March 31, 2019.
Lease expense is recorded within other operating expenses on the Company’s condensed consolidated statement of operations and is recognized on a straight-line basis over the lease term. Lease expense for the Company totaled $1.3 million and $1.7 million for the three months ended March 31, 2019 and 2018, respectively. Cash payments relating to operating leases during the three months ended March 31, 2019 were $1.1 million.
The maturities of lease liabilities as of March 31, 2019 is as follows:

($ in thousands)	Amount
Remainder of 2019	$4,054
2020	5,703
2021	4,707
2022	3,664
2023	3,339
Thereafter	12,202
Total lease payments	33,669
Less: Imputed interest	5,872
Present value of lease liabilities	$27,797

Minimum aggregate rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year recorded in accordance with ASC 840 as of December 31, 2018 were as follows: $6.1 million in 2019; $6.5 million in 2020; $5.1 million in 2021; $3.9 million in 2022; $3.5 million in 2023; and $12.9 million thereafter.

9. Equity Transactions

On February 21, 2019, the Company declared a quarterly cash dividend of $0.55 per common share to be paid on May 15, 2019 to shareholders of record at the close of business on April 30, 2019. The Company also declared a quarterly cash dividend of $1.8125 per share on the Company's 7.25% mandatory convertible preferred stock ("MCPS") to be paid on May 1, 2019 to shareholders of record at the close of business on April 15, 2019.

As of March 31, 2019, 4,180,045 shares of the Company's common stock had been authorized to be repurchased under the share repurchase program approved by the Company's Board of Directors, and 476,841 shares remained available for repurchase. Under the terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

During the three months ended March 31, 2019, the Company repurchased 147,962 common shares at a weighted average price of $101.34 per share for a total cost, including fees and expenses, of $15.0 million.

10. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2019 and 2018 were as follows:

	Unrealized Net Gains and (Losses) on Securities Available-for-Sale	Foreign Currency Translation Adjustments
($ in thousands)
Balance at December 31, 2018	$(726)	$(5)
Foreign currency translation adjustments, net of tax of $(3)	—	6
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $(254)	726	—
Net current-period other comprehensive income (loss)	726	6
Balance at March 31, 2019	$—	$1

	Unrealized Net Gains and (Losses) on Securities Available-for-Sale	Foreign Currency Translation Adjustments
($ in thousands)
Balance at December 31, 2017	$(612)	$12
Unrealized net gain (loss) on securities available-for-sale, net of tax of $97	(249)	—
Foreign currency translation adjustments, net of tax of $(4)	—	10
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of ($61) (1)	178	—
Net current-period other comprehensive income (loss)	(71)	10
Balance at March 31, 2018	$(683)	$22

(1)     On January 1, 2018, the Company adopted amendments to ASC 825 pursuant to ASU 2016-01. This standard requires all equity investments (other than those accounted for under the equity method) to be measured at fair value with changes in the fair value recognized through net income.

11. Stock-Based Compensation

The Company has an Omnibus Incentive and Equity Plan (the "Plan") under which officers, employees, consultants and directors may be granted equity-based awards, including restricted stock units ("RSUs"), performance stock units ("PSUs"), stock options and unrestricted shares of common stock. At March 31, 2019, 162,031 shares of common stock remained available for issuance of the 2,400,000 shares that are authorized for issuance under the Plan.

Stock-based compensation expense is summarized as follows:

	Three Months Ended March 31,
	2019	2018
($ in thousands)
Stock-based compensation expense	$5,629	$5,909

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

RSU activity for the three months ended March 31, 2019 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	552,238	$111.49
Granted	147,369	$108.03
Forfeited	(11,993)	$77.21
Settled	(126,081)	$96.57
Outstanding at March 31, 2019	561,533	$114.67
For the three months ended March 31, 2019 and 2018, a total of 47,658 and 28,851 RSUs, respectively, were withheld by the Company as a result of net share settlements to settle minimum employee tax withholding obligations. The Company paid $4.8 million and $5.0 million for the three months ended March 31, 2019 and 2018, respectively, in minimum employee tax withholding obligations related to RSUs withheld. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have been otherwise issued as a result of the vesting.
During the three months ended March 31, 2019, the Company granted 43,445 PSUs included in the table above which contain performance-based metrics in addition to a service condition. Compensation expense for PSUs is generally recognized over a three-year service period based upon the value determined using a combination of (1) the intrinsic value method, for awards that contain a performance metric that represents a "performance condition" in accordance with ASC 718, and (2) the Monte Carlo simulation valuation model for awards that contain a "market condition" performance metric under ASC 718. Compensation expense for the awards that contain a market condition is fixed at the date of grant and will not be adjusted in future periods based upon the achievement of the market condition. Compensation expense for the awards with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon the final outcome. For the three months ended March 31, 2019, total stock-based compensation expense for PSUs was $2.0 million.
As of March 31, 2019, unamortized stock-based compensation expense for unvested RSUs and PSUs was $39.5 million, with a weighted-average remaining amortization period of 1.8 years.

Stock Options

Stock options generally cliff vest after three years and have a contractual life of 10 years. Stock options are granted with an exercise price equal to the fair market value of the shares at the date of grant.

Stock option activity for the three months ended March 31, 2019 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	76,751	$12.86
Exercised	(55,106)	$9.52
Outstanding, vested and exercisable at March 31, 2019	21,645	$21.37

12. Earnings (Loss) Per Share
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

The computation of basic and diluted EPS is as follows:

	Three Months Ended March 31,
	2019	2018
($ in thousands, except per share amounts)
Net Income (Loss)	$22,468	$23,827
Noncontrolling interests	(722)	(527)
Net Income (Loss) Attributable to Stockholders	21,746	23,300
Preferred stock dividends	(2,084)	(2,084)
Net Income (Loss) Attributable to Common Stockholders	$19,662	$21,216
Shares (in thousands):
Basic: Weighted-average number of common shares outstanding	7,015	7,197
Plus: Incremental shares from assumed conversion of dilutive instruments	1,307	1,214
Diluted: Weighted-average number of common shares outstanding	8,322	8,411
Earnings (Loss) per Share—Basic	$2.80	$2.95
Earnings (Loss) per Share—Diluted	$2.61	$2.77

The following table details the securities that have been excluded from the above computation of weighted-average number of shares for diluted EPS, because the effect would be anti-dilutive.

	Three Months Ended March 31,
	2019	2018
(in thousands)
Restricted stock units and stock options	121	15
Total anti-dilutive securities	121	15

13. Income Taxes

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

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 15.8% and 21.5% for the three months ended March 31, 2019 and 2018, respectively. The decrease in the estimated effective tax rate for the three months ended March 31, 2019 was primarily due to the decrease in the valuation allowance associated with various investments the Company holds.

14. Debt

Credit Agreement

The Company's credit agreement, as amended ("Credit Agreement"), comprises (1) $365.0 million of seven-year term debt ("Term Loan") expiring in May 2024 and (2) a $100.0 million five-year revolving credit facility ("Credit Facility") expiring in May 2022. During the three months ended March 31, 2019, the Company made principal loan payments of $12.4 million. At March 31, 2019, $328.2 million was outstanding under the Term Loan, and the Company had no outstanding borrowings under its Credit Facility. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented on the consolidated balance sheet net of related debt issuance costs, which were $10.5 million as of March 31, 2019.

15. Commitments and Contingencies
Legal Matters

The Company is regularly involved in litigation and arbitration as well as examinations, inquiries and investigations by various regulatory bodies, including the Securities and Exchange Commission, involving its compliance with, among other things, securities laws, client investment guidelines, laws governing the activities of broker-dealers and other laws and regulations affecting its products and other activities. Legal and regulatory matters of this nature involve or may involve but are not limited to the Company’s activities as an employer, issuer of securities, investor, investment adviser, broker-dealer or taxpayer. In addition, in the normal course of business, the Company discusses matters with its regulators raised during regulatory examinations or is otherwise subject to their inquiry. These matters could result in censures, fines, penalties or other sanctions.

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

16. Redeemable Noncontrolling Interests

Redeemable noncontrolling interests represent third-party investor equity in the Company's consolidated investment products and minority interests held in a consolidated affiliate. Minority interests held in an affiliate are subject to holder put rights and Company call rights at established multiples of earnings before interest, taxes, depreciation and amortization and, as such, are considered redeemable at other than fair value. They are exercisable at pre-established intervals (between four and seven years from their July 2018 issuance or upon certain conditions such as retirement). The put and call rights are not legally detachable or separately exercisable and are deemed to be embedded in the related noncontrolling interests. The Company, in purchasing affiliate equity, has the option to settle in cash or shares of common stock and is entitled to the cash flow associated with any purchased equity. In addition, under certain circumstances, the Company may issue or sell equity interests of the affiliate to employees or partners of the affiliate. Minority interests held in an affiliate are generally recorded at estimated redemption value within redeemable noncontrolling interests on the Company's condensed consolidated balance sheets, and changes in estimated redemption value of these interests are recorded in the Company’s condensed consolidated statements of operations within noncontrolling interests.

Redeemable noncontrolling interests for the three months ended March 31, 2019 included the following amounts:

($ in thousands)	Consolidated Investment Products	Affiliate Noncontrolling Interests	Total
Balances at December 31, 2018	$2,384	$55,097	$57,481
Net income (loss) attributable to noncontrolling interests	338	837	1,175
Net subscriptions (redemptions) and other	1,923	(1,576)	347
Balances at March 31, 2019	$4,645	$54,358	$59,003

17. Consolidation

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

The following table presents the balances of the consolidated investment products that, after intercompany eliminations, are reflected in the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018:

	As of
	March 31, 2019			December 31, 2018
		VIEs			VIEs
	VOEs	CLOs	Other	VOEs	CLOs	Other
($ in thousands)
Cash and cash equivalents	$592	$54,805	$326	$1,029	$51,363	$559
Investments	15,495	1,723,411	29,036	12,923	1,709,266	27,379
Other assets	66	30,444	643	228	30,426	403
Notes payable	—	(1,640,360)	—	—	(1,620,260)	—
Securities purchased payable and other liabilities	(482)	(74,070)	(390)	(823)	(69,737)	(146)
Noncontrolling interests	(4,645)	(12,948)	—	(2,348)	(13,958)	(36)
The Company’s net interests in consolidated investment products	$11,026	$81,282	$29,615	$11,009	$87,100	$28,159

Consolidated CLOs

The majority of the Company's consolidated investment products that are VIEs are CLOs. At March 31, 2019, the Company consolidated five CLOs. The financial information for certain of these CLOs is included in the Company's condensed consolidated financial statements one-month in arrears based upon the availability of financial information. Majority-owned consolidated private funds, whose primary purpose is to invest in CLOs for which the Company serves as the collateral manager, are also included.

Investments of CLOs

The CLOs' investments of $1.7 billion at March 31, 2019 represented bank loan investments, which comprise the majority of the CLOs' portfolio asset collateral and are senior secured corporate loans across a variety of industries. These bank loan investments mature at various dates between 2019 and 2026 and pay interest at LIBOR plus a spread of up to 8.75%. At March 31, 2019, the fair value of the senior bank loans exceeded the unpaid principal balance by $36.8 million.

Notes Payable of CLOs

The CLOs have issued notes payable with a total value, at par, of $1.8 billion, consisting of senior secured floating rate notes payable with a par value of $1.4 billion, warehouse facility debt with a par value of $156.7 million and subordinated notes with a par value of $179.8 million. These note obligations bear interest at variable rates based on LIBOR plus a pre-defined spread. The principal amounts outstanding of the note obligations issued by the CLOs mature on dates ranging from April 2019 to October 2029. The CLOs may elect to reinvest any prepayments received on bank loan investments between October 2019 and October 2021, depending on the CLO. Generally, subsequent prepayments received after the reinvestment period must be used to pay down the note obligations.

The Company’s beneficial interests and maximum exposure to loss related to these consolidated CLOs is limited to: (i) ownership in the subordinated notes and (ii) accrued management fees. The secured notes of the consolidated CLOs have contractual recourse only to the related assets of the CLO and are classified as financial liabilities. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative prescribed by ASU 2014-13, results in the net assets of the consolidated CLOs shown above to be equivalent to the beneficial interests retained by the Company at March 31, 2019, as shown in the table below:

As of
March 31, 2019
($ in thousands)
Subordinated notes	$80,206
Accrued investment management fees	1,076
Total Beneficial Interests	$81,282

The following table represents income and expenses of the consolidated CLOs included in the Company’s condensed consolidated statements of operations for the period indicated:

Three Months Ended March 31,
($ in thousands)	2019
Income:
Realized and unrealized gain (loss), net	$(5,719)
Interest income	26,882
Total Income	21,163

Expenses:
Other operating expenses	305
Interest expense	19,701
Total Expense	20,006
Noncontrolling interest	(453)
Net Income (loss) attributable to CIPs	$704

As summarized in the table below, the application of the measurement alternative as prescribed by ASU 2014-13 results in the consolidated net income summarized above to be equivalent to the Company’s own economic interests in the consolidated CLOs, which are eliminated upon consolidation:

Three Months Ended March 31,
($ in thousands)	2019
Distributions received and unrealized gains (losses) on the subordinated notes held by the Company	$(1,036)
Investment management fees	1,740
Total Economic Interests	$704

Fair Value Measurements of Consolidated Investment Products

The assets and liabilities of the consolidated investment products measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 by fair value hierarchy level were as follows:

As of March 31, 2019

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$54,805	$—	$—	$54,805
Debt investments	5,681	1,715,732	31,759	1,753,172
Equity investments	14,770	—	—	14,770
Total Assets Measured at Fair Value	$75,256	$1,715,732	$31,759	$1,822,747
Liabilities
Notes payable	$—	$1,640,360	$—	$1,640,360
Short sales	297	—	—	297
Total Liabilities Measured at Fair Value	$297	$1,640,360	$—	$1,640,657

As of December 31, 2018

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$51,363	$—	$—	$51,363
Debt investments	5,306	1,724,714	6,848	1,736,868
Equity investments	12,700	—	—	12,700
Total Assets Measured at Fair Value	$69,369	$1,724,714	$6,848	$1,800,931
Liabilities
Notes payable	$—	$1,620,260	$—	$1,620,260
Short sales	707	—	—	707
Total Liabilities Measured at Fair Value	$707	$1,620,260	$—	$1,620,967

The following is a discussion of the valuation methodologies used for the assets and liabilities of the Company’s consolidated investment products measured at fair value:

Cash equivalents represent investments in money market funds. Cash investments in actively traded money market funds are valued using published net asset values and are classified as Level 1.

Debt and equity investments represent the underlying debt, equity and other securities held in consolidated investment products. Equity investments are valued at the official closing price on the exchange on which the securities are traded and are generally categorized within Level 1. Level 2 investments represent most debt securities, including bank loans and certain equity securities (including non-U.S. securities), for which closing prices are not readily available or are deemed to not reflect readily available market prices, and are valued using an independent pricing service. Debt investments are valued based on quotations received from independent pricing services or from dealers who make markets in such securities. Bank loan investments, which are included as debt investments, are generally priced at the average mid-point of bid and ask quotations obtained from a third-party pricing service. Fair value may also be based upon valuations obtained from independent third-party brokers or dealers utilizing matrix pricing models that consider information regarding securities with similar characteristics. In certain instances, fair value has been determined utilizing discounted cash flow analyses or single broker non-binding quotes. Depending on the nature of the inputs, these assets are classified as Level 1, 2 or 3 within the fair value measurement hierarchy. Level 3 investments include debt securities that are not widely traded, are illiquid or are priced by dealers based on pricing models used by market makers in the security.

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

For the three months ended March 31, 2019 and 2018, no securities held by consolidated investment products were transferred from Level 2 to Level 1. For the three months ended March 31, 2019 and 2018, no securities held by consolidated investment products were transferred from Level 1 to Level 2.

The securities purchase payable at March 31, 2019 and December 31, 2018 approximated fair value due to the short-term nature of the instruments.

The following table is a reconciliation of assets of consolidated investment products for Level 3 investments for which significant unobservable inputs were used to determine fair value:

	Three Months Ended March 31,
($ in thousands)	2019	2018
Level 3 Investments of CIPs (a)
Balance at beginning of period	$6,848	$34,781
Realized gains (losses), net	6	43
Change in unrealized gains (losses), net	(45)	2,375
Purchases	1,595	7,122
Amortization	2	19
Sales	(429)	(11,934)
Transfers to Level 2	(7,199)	(29,658)
Transfers from Level 2	30,981	—
Balance at end of period	$31,759	$2,748

(a)
The investments that are categorized as Level 3 were valued utilizing third-party pricing information without adjustment. All transfers are deemed to occur at the end of period. Transfers between Level 2 and Level 3 were due to trading activities at period end.

Nonconsolidated VIEs

The Company serves as the collateral manager for other collateralized loan and collateralized bond obligations (collectively, "CDOs") that are not consolidated. The assets and liabilities of these CDOs reside in bankruptcy remote, special purpose entities in which the Company has no ownership, nor holds any notes issued by, the CDOs, and provides neither recourse nor guarantees. The Company has determined that the investment management fees it receives for serving as collateral manager for these CDOs did not represent a variable interest as: (1) the fees the Company earns are compensation for services provided and are commensurate with the level of effort required to provide the investment management services; (2) the Company does not hold other interests in the CDOs that individually, or in the aggregate, would absorb more than an insignificant amount of the CDOs expected losses or receive more than an insignificant amount of the CDOs expected residual return; and (3) the investment management arrangement only includes terms, conditions and amounts that are customarily present in arrangements for similar services negotiated at arm's length.

The Company has interests in certain other entities that are VIEs that the Company does not consolidate as it is not the primary beneficiary of those entities. The Company is not the primary beneficiary as its interest in these entities does not provide the Company with the power to direct the activities that most significantly impact the entities' economic performance. At March 31, 2019, the carrying value and maximum risk of loss related to the Company's interest in these VIEs was $12.9 million.

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

We can give no assurance that such expectations or forward-looking statements will prove to be correct. Actual results may differ materially. We do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. If there are any future public statements or disclosures by us which modify or impact any of the forward-looking statements contained in or accompanying this Quarterly Report on Form 10-Q, such statements or disclosures will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 Annual Report on Form 10-K, as well as the following risks and uncertainties resulting from: (a) any reduction in our assets under management; (b) withdrawal, renegotiation or termination of investment advisory agreements; (c) damage to our reputation; (d) failure to comply with investment guidelines or other contractual requirements; (e) inability to satisfy financial covenants and payments related to our indebtedness; (f) inability to attract and retain key personnel; (g) challenges from the competition we face in our business; (h) adverse regulatory and legal developments; (i) unfavorable changes in tax laws or limitations; (j) adverse developments related to unaffiliated subadvisers; (k) negative implications of changes in key distribution relationships; (l) interruptions in or failure to provide critical technological service by us or third parties; (m) volatility associated with our common and preferred stock; (n) adverse civil litigation and government investigations or proceedings; (o) risk of loss on our investments; (p) inability to make quarterly common and preferred stock distributions; (q) lack of sufficient capital on satisfactory terms; (r) losses or costs not covered by insurance; (s) impairment of goodwill or intangible assets; (t) inability to achieve expected acquisition-related benefits and other risks and uncertainties. Any occurrence of, or any material adverse change in, one or more risk factors or risks and uncertainties referred to above, in our 2018 Annual Report on Form 10-K or our other periodic reports filed with the Securities and Exchange Commission ("SEC") could materially and adversely affect our operations, financial results, cash flows, prospects and liquidity.
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

Financial Highlights

•	Net earnings per diluted share was $2.61 in the first quarter of 2019 as compared to $2.77 in the first quarter of 2018.

•
Total sales (inflows) were $5.5 billion in the first quarter of 2019, an increase of $0.1 billion, or 1.3%, from $5.4 billion in the first quarter of 2018. Net flows were $(0.1) billion in the first quarter of 2019 compared to $(0.7) billion in the first quarter of 2018.

•	Long-term assets under management were $99.9 billion at March 31, 2019, an increase of $12.5 billion from March 31, 2018.

Assets Under Management

At March 31, 2019, total assets under management were $101.7 billion, representing an increase of $12.6 billion, or 14.2%, from March 31, 2018, and an increase of $9.7 billion, or 10.5%, from December 31, 2018. The increase in total assets under management from March 31, 2018 was primarily due to our July 1, 2018 majority investment in Sustainable Growth Advisers (the "SGA Acquisition"). The increase from December 31, 2018 was primarily due to market performance.

Average long-term assets under management, which represent the majority of our fee-earning asset levels, were $94.7 billion for the three months ended March 31, 2019, an increase of $5.8 billion, or 6.6% , from $88.9 billion for the three months ended March 31, 2018. The increase in average long-term assets under management compared to March 31, 2018 was primarily due to the SGA Acquisition and market performance.

Operating Results

In the first quarter of 2019, total revenues increased 1.3% to $130.7 million from $129.0 million in the first quarter of 2018, primarily as a result of additional revenues from the SGA Acquisition which was partially offset by lower revenues related to our open-end funds due to lower average assets. Operating income decreased $1.6 million to $21.0 million in the first quarter of 2019 compared to $22.6 million in the first quarter of 2018, primarily due to increased operating expenses, including amortization from the SGA Acquisition in the current year quarter partially offset by higher revenues.

Assets Under Management by Product

The following table summarizes our assets under management by product:

	As of March 31,		Change
	2019	2018	$	%
($ in millions)
Open-End Funds (1)	$40,632.6	$43,202.5	$(2,569.9)	(5.9)%
Closed-End Funds	6,553.2	6,132.7	420.5	6.9%
Exchange Traded Funds	1,102.2	980.2	122.0	12.4%
Retail Separate Accounts	17,123.2	14,012.3	3,110.9	22.2%
Institutional Accounts	30,514.1	19,411.2	11,102.9	57.2%
Structured Products	3,998.0	3,704.6	293.4	7.9%
Total Long-Term	99,923.3	87,443.5	12,479.8	14.3%
Liquidity (2)	1,788.6	1,641.6	147.0	9.0%
Total	$101,711.9	$89,085.1	$12,626.8	14.2%
Average Assets Under Management (3)	$96,407.0	$90,639.0	$5,768.0	6.4%
Average Long-Term Assets Under Management (3)	$94,681.5	$88,851.4	$5,830.1	6.6%

(1)	Represents assets under management of U.S. retail funds, offshore funds and variable insurance funds

(2)	Represents assets under management in liquidity strategies, including certain open-end funds and institutional accounts

(3)	Averages are calculated as follows:
- Funds - average daily or weekly balances
- Retail Separate Accounts - prior quarter ending balance or average of month-end balances in quarter
- Institutional Accounts and Structured Products - average of month-end balances in quarter

Asset Flows by Product
The following table summarizes asset flows by product:

	Three Months Ended March 31,
($ in millions)	2019	2018
Open-End Funds (1)
Beginning balance	$37,710.0	$43,077.6
Inflows	2,999.7	3,783.6
Outflows	(3,867.4)	(3,662.2)
Net flows	(867.7)	121.4
Market performance	3,838.7	69.8
Other (2)	(48.4)	(66.3)
Ending balance	$40,632.6	$43,202.5
Closed-End Funds
Beginning balance	$5,956.0	$6,666.2
Inflows	11.5	—
Outflows	—	—
Net flows	11.5	—
Market performance	661.9	(406.1)
Other (2)	(76.2)	(127.4)
Ending balance	$6,553.2	$6,132.7
Exchange Traded Funds
Beginning balance	$667.6	$1,039.2
Inflows	393.8	139.5
Outflows	(46.3)	(63.2)
Net flows	347.5	76.3
Market performance	108.3	(77.5)
Other (2)	(21.2)	(57.8)
Ending balance	$1,102.2	$980.2
Retail Separate Accounts
Beginning balance	$14,998.4	$13,936.8
Inflows	752.6	701.3
Outflows	(471.5)	(786.5)
Net flows	281.1	(85.2)
Market performance	1,895.0	160.7
Other (2)	(51.3)	—
Ending balance	$17,123.2	$14,012.3
Institutional Accounts
Beginning balance	$27,445.0	$20,815.9
Inflows	954.7	423.0
Outflows	(1,153.9)	(1,649.7)
Net flows	(199.2)	(1,226.7)
Market performance	3,155.8	(172.7)
Other (2)	112.5	(5.3)
Ending balance	$30,514.1	$19,411.2
Structured Products
Beginning balance	$3,640.3	$3,298.8
Inflows	388.8	383.6
Outflows	(16.0)	—
Net flows	372.8	383.6
Market performance	27.4	37.9
Other (2)	(42.5)	(15.7)
Ending balance	$3,998.0	$3,704.6

Total Long-Term
Beginning balance	$90,417.3	$88,834.5
Inflows	5,501.1	5,431.0
Outflows	(5,555.1)	(6,161.6)
Net flows	(54.0)	(730.6)
Market performance	9,687.1	(387.9)
Other (2)	(127.1)	(272.5)
Ending balance	$99,923.3	$87,443.5
Liquidity (3)
Beginning balance	$1,612.5	$2,128.7
Other (2)	176.1	(487.1)
Ending balance	$1,788.6	$1,641.6
Total
Beginning balance	$92,029.8	$90,963.2
Inflows	5,501.1	5,431.0
Outflows	(5,555.1)	(6,161.6)
Net flows	(54.0)	(730.6)
Market performance	9,687.1	(387.9)
Other (2)	49.0	(759.6)
Ending balance	$101,711.9	$89,085.1

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

(3)	Represents assets under management in liquidity strategies, including in certain open-end funds and institutional accounts

The following table summarizes our assets under management by asset class:

	As of March 31,		Change		% of Total
	2019	2018	$	%	2019	2018
($ in millions)
Asset Class
Equity	$61,781.0	$45,428.3	$16,352.7	36.0%	60.7%	51.0%
Fixed income	33,674.4	37,766.2	(4,091.8)	(10.8)%	33.1%	42.4%
Alternatives (1)	4,467.9	4,249.0	218.9	5.2%	4.4%	4.8%
Liquidity (2)	1,788.6	1,641.6	147.0	9.0%	1.8%	1.8%
Total	$101,711.9	$89,085.1	$12,626.8	14.2%	100.0%	100.0%

(1)	Consists of real estate securities, mid-stream energy securities and master limited partnerships, options strategies and other

(2)	Represents assets under management in liquidity strategies, including in certain open-end funds and institutional accounts

Average Assets Under Management and Average Basis Points

The following table summarizes the average management fees earned in basis points and average assets under management:

	Three Months Ended March 31,
($ in millions, except average fee earned data which is in basis points)	Average Fees Earned		Average Assets Under Management (2)
	2019	2018	2019	2018
Products
Open-End Funds (1)	54.3	50.3	$39,531.9	$43,751.4
Closed-End Funds	64.9	66.3	6,258.3	6,346.1
Exchange Traded Funds	10.5	18.2	870.8	1,045.7
Retail Separate Accounts	48.1	47.6	14,998.4	13,923.3
Institutional Accounts	30.6	31.8	29,353.8	20,165.8
Structured Products	37.1	39.2	3,668.3	3,619.1
All Long-Term Products	45.6	46.0	94,681.5	88,851.4
Liquidity (3)	9.9	11.8	1,725.5	1,787.6
All Products	45.0	45.3	$96,407.0	$90,639.0

(1)	Represents assets under management of U.S. retail funds, offshore funds and variable insurance funds

(2)	Averages are calculated as follows:
- Funds - average daily or weekly balances
- Retail Separate Accounts - prior quarter ending balance or average of month-end balances in quarter
- Institutional Accounts and Structured Products - average of month-end balances in quarter

(3)	Represents assets under management in liquidity strategies, including in certain open-end funds and institutional accounts

Average fees earned represent investment management fees before the impact of consolidation of sponsored investment products less fees paid to third-party service providers for investment management related services, divided by average net assets. Open-end mutual fund, closed-end fund and exchange traded fund fees are calculated based on average daily or weekly net assets. Retail separate account fees are calculated based on the end of the preceding or current quarter’s asset values or on an average of month-end balances. Institutional account fees are calculated based on an average of month-end balances or current quarter’s asset values. Structured product fees are calculated based on a combination of the underlying cash flows and the principal value of the product. Average fees earned will vary based on several factors, including the asset mix and expense reimbursements to funds.

The average fee rate earned on long-term products for the three months ended March 31, 2019 decreased by 0.4 basis points compared to the same period in the prior year as a result of the assets from the SGA Acquisition having lower blended fee rates which primarily impacted institutional accounts. The decrease in the average fee rates for ETFs was primarily due to higher fund expense reimbursements. These decreases were partially offset by shifts in the underlying asset mix to higher fee earning strategies in open-end funds and retail separate accounts.

Results of Operations
Summary Financial Data

	Three Months Ended March 31,
	2019	2018	2019 vs. 2018%
($ in thousands)
Results of Operations
Investment management fees	$105,918	$100,476	$5,442	5.4%
Other revenues	24,800	28,552	(3,752)	(13.1)%
Total revenues	130,718	129,028	1,690	1.3%
Total operating expenses	109,719	106,411	3,308	3.1%
Operating income (loss)	20,999	22,617	(1,618)	(7.2)%
Other income (expense), net	1,962	4,016	(2,054)	(51.1)%
Interest income (expense), net	3,726	3,717	9	0.2%
Income (loss) before income taxes	26,687	30,350	(3,663)	(12.1)%
Income tax expense (benefit)	4,219	6,523	(2,304)	(35.3)%
Net income (loss)	22,468	23,827	(1,359)	(5.7)%
Noncontrolling interests	(722)	(527)	(195)	37.0%
Net Income (Loss) Attributable to Stockholders	21,746	23,300	(1,554)	(6.7)%
Preferred stockholder dividends	(2,084)	(2,084)	—	—%
Net Income (Loss) Attributable to Common Stockholders	$19,662	$21,216	$(1,554)	(7.3)%

Revenues

Revenues by source were as follows:

	Three Months Ended March 31,
	2019	2018	2019 vs. 2018%
($ in thousands)
Investment management fees
Open-end funds	$53,293	$54,361	$(1,068)	(2.0)%
Closed-end funds	10,019	10,378	(359)	(3.5)%
Retail separate accounts	18,005	16,529	1,476	8.9%
Institutional accounts	22,177	15,818	6,359	40.2%
Structured products	1,647	2,326	(679)	(29.2)%
Other products	777	1,064	(287)	(27.0)%
Total investment management fees	105,918	100,476	5,442	5.4%
Distribution and service fees	10,063	12,607	(2,544)	(20.2)%
Administration and shareholder service fees	14,413	15,738	(1,325)	(8.4)%
Other income and fees	324	207	117	56.5%
Total revenues	$130,718	$129,028	$1,690	1.3%

Investment Management Fees

Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payments. Investment management fees increased by $5.4 million, or 5.4%, for the three months ended March 31, 2019, compared to the same period in the prior year due to an increase in average assets of $5.8 billion, or 6.4%, for the three months ended March 31, 2019, primarily as a result of the SGA Acquisition, which was partially offset by lower investment management fees in our open-end and closed-end funds as a result of lower average assets.

Distribution and Service Fees

Distribution and service fees, which are primarily sales- and asset-based fees earned from open-end funds for marketing and distribution services, decreased by $2.5 million, or 20.2%, for the three months ended March 31, 2019, compared to the same period in the prior year, primarily due to lower sales and average assets for open-end funds in share classes that have distribution and service fees.

Administration and Shareholder Servicing Fees

Administration and shareholder servicing fees represent fees earned for fund administration and shareholder services from our open-end mutual funds and certain of our closed-end funds. Fund administration and shareholder servicing fees decreased by $1.3 million, or 8.4%, for the three months ended March 31, 2019, compared to the same period in the prior year. The decrease for the three months ended March 31, 2019 was primarily due to the decrease in our open-end funds average assets under management.

Other Income and Fees

Other income and fees primarily represent contingent sales charges earned from investor redemptions of certain shares sold without a front-end sales charge. Other income and fees increased $0.1 million, or 56.5%, for the three months ended March 31, 2019, compared to the same period in the prior year. The increase was primarily due to increased redemption income.

Operating Expenses

Operating expenses by category were as follows:

	Three Months Ended March 31,
	2019	2018	2019 vs. 2018%
($ in thousands)
Operating expenses
Employment expenses	$60,851	$60,696	$155	0.3%
Distribution and other asset-based expenses	19,764	22,291	(2,527)	(11.3)%
Other operating expenses	18,723	16,862	1,861	11.0%
Other operating expenses of consolidated investment products	451	511	(60)	(11.7)%
Restructuring and severance	1,176	—	1,176	N/M
Depreciation and other amortization	1,213	1,015	198	19.5%
Amortization expense	7,541	5,036	2,505	49.7%
Total operating expenses	$109,719	$106,411	$3,308	3.1%

Employment Expenses

Employment expenses consist of fixed and variable compensation and related employee benefit costs. Employment expenses for the three months ended March 31, 2019 were $60.9 million, which represented an increase of $0.2 million, or 0.3%, compared to the same period in the prior year. The increases reflected the addition of employees from the SGA Acquisition partially offset by lower profit and sales-based compensation.

Distribution and Other Asset-Based Expenses

Distribution and other asset-based expenses consist primarily of payments to third-party distribution partners for providing services to investors in our funds and payments to third-party service providers for investment management-related services. These payments are primarily based on percentages of sales, assets under management or revenues. These expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized on a straight-line basis over the periods in which commissions are generally recovered from distribution fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares. Distribution and other asset-based expenses decreased by $2.5 million, or 11.3%, in the three months ended March 31, 2019, as compared to the same period in the prior year, primarily due to lower average open-

end fund assets under management and a lower percentage of sales and assets under management in share classes where we pay distribution expenses.

Other Operating Expenses

Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and distribution related costs, rent and occupancy expenses, and other business costs. Other operating expenses for the three months ended March 31, 2019 increased by $1.9 million, or 11.0% as compared to the same period in the prior year primarily due to the addition of SGA costs and certain identified costs including consulting services, corporate office relocation, and corporate logo redesign.

Other Operating Expenses of Consolidated Investment Products

Other operating expenses of consolidated investment products decreased $0.1 million, or 11.7%, to $0.5 million for the three months ended March 31, 2019 from the same period in the prior year primarily due to fewer funds being consolidated in the current year.

Restructuring and severance

During the three months ended March 31, 2019, we incurred $1.2 million in restructuring and severance costs primarily related to severance costs.

Depreciation and Other Amortization Expense

Depreciation and other amortization expense consists primarily of the straight-line depreciation of furniture, equipment and leasehold improvements. Depreciation and amortization expense increased by $0.2 million for the three months ended March 31, 2019, compared to the same period in the prior year, primarily due to depreciation expense on new corporate office space.

Amortization Expense

Amortization expense consists of the amortization of definite-lived intangible assets, over their estimated useful lives. Amortization expense increased $2.5 million, or 49.7%, for the three months ended March 31, 2019, compared to the same period in the prior year, primarily due to an increase in definite lived intangible assets as a result of the SGA Acquisition.

Other Income (Expense), net

Other Income (Expense), net by category was as follows:

	Three Months Ended March 31,
	2019	2018	2019 vs. 2018%
($ in thousands)
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	$3,433	$438	$2,995	683.8%
Realized and unrealized gain (loss) of CIP, net	(1,921)	2,259	(4,180)	(185.0)%
Other income (expense), net	450	1,319	(869)	(65.9)%
Total Other Income (Expense), net	$1,962	$4,016	$(2,054)	(51.1)%

Realized and unrealized gain (loss) on investments, net

Realized and unrealized gain (loss) on investments, net increased during the three months ended March 31, 2019 by $3.0 million, or 683.8%, as compared to the same period in the prior year. The realized and unrealized gains during the three months ended March 31, 2019 primarily related to unrealized gains on our alternative and equity strategies. The realized and unrealized gains during the three months ended March 31, 2018 primarily related to unrealized gains on our international equity strategies.

Realized and unrealized gain (loss) of consolidated investment products, net

Realized and unrealized gain (loss) of our consolidated investment products, net, decreased $4.2 million, or 185.0% during the three months ended March 31, 2019 as compared to the same period in the prior year. The decrease primarily consisted of $16.4 million in changes on the notes payable, partially offset by net realized and unrealized gains of $12.2 million on the investments of our consolidated investment products and mutual funds, primarily due to changes in market values of leveraged loans.

Other income (expense), net

Other income (expense), net decreased during the three months ended March 31, 2019 by $0.9 million, or 65.9%, as compared to the same period in the prior year. The decrease was due to lower earnings on equity method investments.

Interest Income (Expense), net

Interest income (expense), net by category were as follows:

	Three Months Ended March 31,
	2019	2018	2019 vs. 2018%
($ in thousands)
Interest Income (Expense)
Interest expense	$(5,165)	$(3,858)	$(1,307)	33.9%
Interest and dividend income	1,190	721	469	65.0%
Interest and dividend income of investments of CIP	27,402	21,403	5,999	28.0%
Interest expense of CIP	(19,701)	(14,549)	(5,152)	35.4%
Total Interest Income (Expense), net	$3,726	$3,717	$9	0.2%

Interest Expense

Interest expense increased $1.3 million, or 33.9%, for the three months ended March 31, 2019, compared to the same period in the prior year. The increase was due to the higher average level of debt outstanding compared to the same period in the prior year.

Interest and Dividend Income

Interest and dividend income increased $0.5 million, or 65.0%, for the three months ended March 31, 2019, compared to the same period in the prior year. The increase was due to higher cash and investment balances as compared to the corresponding period in the prior year.

Interest and Dividend Income of Investments of Consolidated Investment Products

Interest and dividend income of investments of consolidated investment products increased $6.0 million, or 28.0%, for the three months ended March 31, 2019, compared to the same period in the prior year. The increase was due to increased investments of our consolidated investment products during the three months ended March 31, 2019 compared to the same periods in the prior year.

Interest Expense of Consolidated Investment Products

Interest expense of consolidated investment products represents interest expense on the notes payable of the consolidated investment products. Interest expense of consolidated investment products increased by $5.2 million, or 35.4%, for the three months ended March 31, 2019, primarily due to higher average debt balances for our consolidated investment products as compared to the same period in the prior year.

Income Tax Expense (Benefit)

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 15.8% and 21.5% for the three months ended March 31, 2019 and 2018, respectively. The decrease in the estimated effective tax rate for the three months ended March 31, 2019 was primarily due to the decrease in the valuation allowance associated with various investments the Company holds.

Liquidity and Capital Resources
Certain Financial Data
The following table summarizes certain financial data relating to our liquidity and capital resources:

	March 31, 2019	December 31, 2018	Change
			2019 vs. 2018%
($ in thousands)
Balance Sheet Data
Cash and cash equivalents	$142,343	$201,705	$(59,362)	(29.4)%
Investments	75,925	79,558	(3,633)	(4.6)%
Debt	317,665	329,184	(11,519)	(3.5)%
Total equity	646,458	643,867	2,591	0.4%

	Three Months Ended March 31,		Change
	2019	2018	2019 vs. 2018%
($ in thousands)
Cash Flow Data
Provided by (Used In):
Operating Activities	$(23,215)	$(61,755)	$38,540	(62.4)%
Investing Activities	(2,095)	(21,577)	19,482	(90.3)%
Financing Activities	(31,280)	(14,451)	(16,829)	116.5%

Overview

At March 31, 2019, we had $142.3 million of cash and cash equivalents and $75.9 million of investments which included $56.4 million of investment securities compared to $201.7 million of cash and cash equivalents and $79.6 million of investments which included $61.3 million of investment securities at December 31, 2018.

At March 31, 2019, we had $328.2 million outstanding under our term loan maturing June 1, 2024 (the "Term Loan"), and no outstanding borrowings under our $100.0 million revolving credit facility (the "Credit Facility").

Uses of Capital

Our main uses of capital related to operating activities include payments of annual incentive compensation, interest on our indebtedness, income taxes, and other operating expenses, which primarily consisted of investment research, technology costs, professional fees and distribution and occupancy costs. Annual incentive compensation, which is one of the largest annual operating cash expenditures, is typically paid in the first quarter of the year. In the first quarters of 2019 and 2018, we paid $76.2 million and $74.1 million, respectively, in incentive compensation earned during the years ended December 31, 2018 and 2017, respectively.

In addition to operating activities, other uses of cash could include: (i) investments in organic growth, including expanding our distribution efforts; (ii) seeding or launching new products, including seeding funds or sponsoring CLO issuances; (iii) principal payments on debt outstanding through scheduled amortization, excess cash flow payment requirements or additional paydowns; (iv) dividend payments to preferred and common stockholders; (v) repurchases of our common stock; (vi) investments in our infrastructure; (vii) investments in inorganic growth opportunities as they arise; (viii) integration costs, including restructuring and severance, related to potential acquisitions, if any; and (ix) potential purchases of affiliate noncontrolling interests.

Capital and Reserve Requirements

We operate two broker-dealer subsidiaries registered with the SEC which are subject to certain rules regarding minimum net capital. The broker-dealers are required to maintain a ratio of "aggregate indebtedness" to "net capital," as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us including additional reporting requirements, a lower required ratio of aggregate indebtedness to net capital or interruption of our business. At both March 31, 2019 and December 31, 2018, the ratio of aggregate indebtedness to net capital of our broker-dealers was below the maximum allowed, and net capital was significantly greater than the required minimum.

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

Operating Cash Flow

Net cash used in operating activities of $23.2 million for the three months ended March 31, 2019 decreased by $38.5 million from net cash used in operating activities of $61.8 million for the same period in the prior year primarily due a decrease in net purchases of investments of our consolidated investment products, partially offset by changes in our operating assets and liabilities.

Investing Cash Flow

Cash flows from investing activities consist primarily of capital expenditures and other investing activities related to our business operations. Net cash used in investing activities of $2.1 million for the three months ended March 31, 2019 decreased by $19.5 million from net cash used in investing activities of $21.6 million in the same period for the prior year. The primary investing activities for the three months ended March 31, 2019 were the sale of investments in unconsolidated CLOs of $2.0 million and capital expenditures on our new corporate office space of $2.6 million. The primary investing activity for the three months ended March 31, 2018 was $20.3 million of net cash used for the purchase of investments in unconsolidated CLOs.

Financing Cash Flow

Cash flows from financing activities consist primarily of the issuance of common and preferred stock, return of capital through repurchases of common shares, dividends, withholding obligations for the net share settlement of employee share transactions, and contributions to noncontrolling interests related to our consolidated investment products. Net cash used in financing activities increased $16.8 million to $31.3 million for the three months ended March 31, 2019 as compared to net cash used in financing activities of $14.5 million for the three months ended March 31, 2018. The primary reason for the increase was due to the repurchase of shares of common stock in the current year period, while no shares of common stock were repurchased in the prior year period.

Credit Agreement

The Company's credit agreement, as amended (the "Credit Agreement"), comprises (1) $365.0 million of seven-year term debt ("Term Loan") expiring in May 2024 and (2) a $100.0 million five-year revolving credit facility ("Credit Facility") expiring in May 2022. At March 31, 2019, $328.2 million was outstanding under the Term Loan, and the Company had no outstanding borrowings under its Credit Facility. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented on the consolidated balance sheet net of related debt issuance costs which were $10.5 million as of March 31, 2019.

Contractual Obligations

Our contractual obligations are summarized in our 2018 Annual Report on Form 10-K. As of March 31, 2019, there have been no material changes outside of the ordinary course of business in our contractual obligations since December 31, 2018.

Critical Accounting Policies and Estimates

Our financial statements and the accompanying notes are prepared in accordance with generally accepted accounting principles generally accepted in the United States of America, which require the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our 2018 Annual Report on Form 10-K. There were no material changes in our critical accounting policies in the three months ended March 31, 2019.

Recently Issued Accounting Pronouncements
For a discussion of accounting standards, see Note 2 within our condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is primarily exposed to market risk associated with unfavorable movements in interest rates and securities prices. During the three months ended March 31, 2019, there were no material changes to the information contained in Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management's evaluation of disclosure controls and procedures, management is excluding an assessment of the internal controls of SGA, which was acquired by the Company on July 1, 2018, from its evaluation of the effectiveness of the Company's disclosure controls and procedures. SGA represented approximately 6.6% of the Company's consolidated total assets and 6.4% of the Company's consolidated total revenues as of and for the quarter ended March 31, 2019.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q.

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

Item 1A.    Risk Factors

The reader should carefully consider, in connection with the other information in this report, the Company’s risk factors previously reported in our 2018 Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

As of March 31, 2019, 4,180,045 shares of our common stock had been authorized to be repurchased under the share repurchase program approved by our Board of Directors, and 476,841 shares remained available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

The following table sets forth information regarding our share repurchases in each month during the quarter ended March 31, 2019:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
January 1-31, 2019	—	$—	—	624,803
February 1-28, 2019	40,183	$103.59	40,183	584,620
March 1-31, 2019	107,779	$100.50	107,779	476,841
Total	147,962		147,962

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

101
The following information formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2019 and 2018, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2019 and 2018 and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 6, 2019

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)