Form 10-Q
period 2019-06-30
VIRTUS INVESTMENT PARTNERS, INC.
filed 2019-08-06
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of the registrant’s common stock was 6,944,892 as of July 26, 2019.

VIRTUS INVESTMENT PARTNERS, INC.

"We," "us," "our," "the Company," and "Virtus" as used in this Quarterly Report on Form 10-Q, refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
Virtus Investment Partners, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2019	December 31, 2018
($ in thousands, except share data)
Assets:
Cash and cash equivalents	$166,026	$201,705
Investments	73,396	79,558
Accounts receivable, net	71,519	70,047
Assets of consolidated investment products ("CIP")
Cash and cash equivalents of CIP	84,844	52,015
Cash pledged or on deposit of CIP	414	936
Investments of CIP	1,963,476	1,749,568
Other assets of CIP	13,958	31,057
Furniture, equipment and leasehold improvements, net	20,092	20,154
Intangible assets, net	325,384	338,812
Goodwill	290,366	290,366
Deferred taxes, net	21,611	22,116
Other assets	35,612	14,201
Total assets	$3,066,698	$2,870,535
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$52,675	$93,339
Accounts payable and accrued liabilities	24,757	27,926
Dividends payable	7,625	7,762
Debt	306,110	329,184
Other liabilities	39,785	20,010
Liabilities of CIP
Notes payable of CIP	1,831,129	1,620,260
Securities purchased payable and other liabilities of CIP	80,443	70,706
Total liabilities	2,342,524	2,169,187
Commitments and Contingencies (Note 15)
Redeemable noncontrolling interests	60,502	57,481
Equity:
Equity attributable to stockholders:
Series D mandatory convertible preferred stock, $0.01 par value, 1,150,000 shares authorized, issued and outstanding at June 30, 2019 and December 31, 2018	110,843	110,843
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 10,715,805 shares issued and 6,944,892 shares outstanding at June 30, 2019 and 10,552,624 shares issued and 6,997,382 shares outstanding at December 31, 2018, respectively	107	106
Additional paid-in capital	1,204,033	1,209,805
Retained earnings (accumulated deficit)	(262,193)	(310,865)
Accumulated other comprehensive income (loss)	(7)	(731)
Treasury stock, at cost, 3,770,913 and 3,555,242 shares at June 30, 2019 and December 31, 2018, respectively	(401,748)	(379,249)
Total equity attributable to stockholders	651,035	629,909
Noncontrolling interests of CIP	12,637	13,958
Total equity	663,672	643,867
Total liabilities and equity	$3,066,698	$2,870,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
($ in thousands, except per share data)
Revenues
Investment management fees	$114,591	$103,168	$220,509	$203,644
Distribution and service fees	10,617	13,549	20,680	26,156
Administration and shareholder service fees	15,054	15,967	29,467	31,705
Other income and fees	227	248	551	455
Total revenues	140,489	132,932	271,207	261,960
Operating Expenses
Employment expenses	58,123	54,868	118,974	115,564
Distribution and other asset-based expenses	21,322	23,721	41,086	46,012
Other operating expenses	19,174	19,128	37,897	35,990
Operating expenses of consolidated investment products ("CIP")	2,568	1,783	3,019	2,294
Restructuring and severance	320	—	1,496	—
Depreciation and other amortization	1,271	1,100	2,484	2,115
Amortization expense	7,583	5,024	15,124	10,060
Total operating expenses	110,361	105,624	220,080	212,035
Operating Income (Loss)	30,128	27,308	51,127	49,925
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	2,039	960	5,472	1,398
Realized and unrealized gain (loss) of CIP, net	9,720	(1,779)	7,799	480
Other income (expense), net	696	455	1,146	1,774
Total other income (expense), net	12,455	(364)	14,417	3,652
Interest Income (Expense)
Interest expense	(5,151)	(4,469)	(10,316)	(8,327)
Interest and dividend income	964	1,818	2,154	2,539
Interest and dividend income of investments of CIP	29,368	23,679	56,770	45,082
Interest expense of CIP	(31,077)	(15,278)	(50,778)	(29,827)
Total interest income (expense), net	(5,896)	5,750	(2,170)	9,467
Income (Loss) Before Income Taxes	36,687	32,694	63,374	63,044
Income tax expense (benefit)	8,788	9,465	13,007	15,988
Net Income (Loss)	27,899	23,229	50,367	47,056
Noncontrolling interests	(973)	(159)	(1,695)	(686)
Net Income (Loss) Attributable to Stockholders	26,926	23,070	48,672	46,370
Preferred stockholder dividends	(2,084)	(2,084)	(4,168)	(4,168)
Net Income (Loss) Attributable to Common Stockholders	$24,842	$20,986	$44,504	$42,202
Earnings (Loss) per Share—Basic	$3.55	$2.91	$6.35	$5.86
Earnings (Loss) per Share—Diluted	$3.26	$2.75	$5.87	$5.52
Cash Dividends Declared per Preferred Share	$1.81	$1.81	$3.63	$3.63
Cash Dividends Declared per Common Share	$0.55	$0.45	$1.10	$0.90
Weighted Average Shares Outstanding—Basic (in thousands)	6,999	7,211	7,010	7,204
Weighted Average Shares Outstanding—Diluted (in thousands)	8,252	8,401	8,290	8,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
($ in thousands)
Net Income (Loss)	$27,899	$23,229	$50,367	$47,056
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $4 and $6 for the three months ended June 30, 2019 and 2018, respectively, and $1 and $2 for the six months ended June 30, 2019 and 2018, respectively	(8)	(18)	(2)	(8)
Unrealized gain (loss) on available-for-sale securities, net of tax of ($20) and $77 for the three and six months ended June 30, 2018, respectively	—	57	—	(192)
Other comprehensive income (loss)	(8)	39	(2)	(200)
Comprehensive income (loss)	27,891	23,268	50,365	46,856
Comprehensive (income) loss attributable to noncontrolling interests	(973)	(159)	(1,695)	(686)
Comprehensive Income (Loss) Attributable to Stockholders	$26,918	$23,109	$48,670	$46,170
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2019	2018
($ in thousands)
Cash Flows from Operating Activities:
Net income (loss)	$50,367	$47,056
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense, intangible asset and other amortization	19,810	13,641
Stock-based compensation	11,384	12,073
Amortization of deferred commissions	1,805	1,646
Payments of deferred commissions	(973)	(2,600)
Equity in earnings of equity method investments	(1,209)	(1,801)
Realized and unrealized (gains) losses on investments, net	(4,634)	(1,398)
Distributions received from equity method investments	675	669
Sales (purchases) of investments, net	13,767	6,150
Deferred taxes, net	252	1,374
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	(2,394)	(5,469)
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	(44,325)	(45,713)
Operating activities of consolidated investment products ("CIP"):
Realized and unrealized (gains) losses on investments of CIP, net	(13,222)	(608)
Purchases of investments by CIP	(532,342)	(641,236)
Sales of investments by CIP	348,771	465,213
Net purchases (sales) of short term investments by CIP	(309)	97
Sales (purchases) of securities sold short by CIP, net	1,193	187
Change in other assets of CIP	71	(829)
Change in liabilities of CIP	3,140	(2,965)
Amortization of discount on notes payable of CIP	4,505	—
Net cash provided by (used in) operating activities	(143,668)	(154,513)
Cash Flows from Investing Activities:
Capital expenditures and other asset purchases	(6,111)	(2,274)
Change in cash and cash equivalents of CIP due to consolidation (deconsolidation), net	(1,571)	—
Sale of available-for-sale securities	2,044	37,785
Purchases of available-for-sale securities	—	(20,188)
Net cash provided by (used in) investing activities	(5,638)	15,323
Cash Flows from Financing Activities:
Repayments on debt	(24,825)	(1,300)
Payment of deferred financing costs	—	(3,548)
Common stock dividends paid	(8,392)	(6,735)
Preferred stock dividends paid	(4,168)	(4,168)
Repurchases of common shares	(22,499)	(7,500)
Stock options exercised	643	698
Taxes paid related to net share settlement of restricted stock units	(6,509)	(5,238)
Net subscriptions received from (redemptions/distributions paid to) noncontrolling interests	6,599	(2,140)
Financing activities of CIP:
Proceeds from issuance of notes payable by CIP	400,782	784,867
Repayment of notes payable by CIP	(195,697)	(669,500)
Net cash provided by (used in) financing activities	145,934	85,436
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,372)	(53,754)
Cash, cash equivalents and restricted cash, beginning of period	254,656	234,282
Cash, Cash Equivalent and Restricted Cash, End of Period	$251,284	$180,528
Non-Cash Investing Activities:
Change in accrual for capital expenditures	$(1,813)	$(439)
Non-Cash Financing Activities:
Increase (decrease) to noncontrolling interest due to consolidation (deconsolidation) of CIP, net	$(6,423)	$—
Common stock dividends payable	$3,849	$3,225
Preferred stock dividends payable	$2,084	$2,084

	June 30, 2019	December 31, 2018
($ in thousands)
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$166,026	$201,705
Cash of consolidated investment products	84,844	52,015
Cash pledged or on deposit of consolidated investment products	414	936
Cash, cash equivalents and restricted cash at end of period	$251,284	$254,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Permanent Equity												Temporary Equity
	Common Stock		Preferred Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Stockholders	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
($ in thousands, except per share data)	Shares	Par Value	Shares	Amount				Shares	Amount
Balances at March 31, 2018	7,217,443	$105	1,150,000	$110,843	$1,213,342	$(363,094)	$(661)	3,296,289	$(351,748)	$608,787	$16,619	$625,406	$4,162
Net income (loss)	—	—	—	—	—	23,070	—	—	—	23,070	94	23,164	65
Net unrealized gain (loss) on securities available-for-sale	—	—	—	—	—	—	57	—	—	57	—	57	—
Foreign currency translation adjustments	—	—	—	—	—	—	(18)	—	—	(18)	—	(18)	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	—	—	(742)	(742)	(807)
Cash dividends declared ($1.8125 per preferred share)	—	—	—	—	(2,084)	—	—	—	—	(2,084)	—	(2,084)	—
Cash dividends declared ($0.45 per common share)	—	—	—	—	(3,483)	—	—	—	—	(3,483)	—	(3,483)	—
Repurchases of common shares	(60,622)	—	—	—	—	—	—	60,622	(7,500)	(7,500)	—	(7,500)	—
Issuance of common shares related to employee stock transactions	9,318	—	—	—	680	—	—	—	—	680	—	680	—
Taxes paid on stock-based compensation	—	—	—	—	(224)	—	—	—	—	(224)	—	(224)	—
Stock-based compensation	—	—	—	—	5,110	—	—	—	—	5,110	—	5,110	—
Balances at June 30, 2018	7,166,139	$105	1,150,000	$110,843	$1,213,341	$(340,024)	$(622)	3,356,911	$(359,248)	$624,395	$15,971	$640,366	$3,420
Balances at March 31, 2019	6,978,925	$107	1,150,000	$110,843	$1,205,926	$(289,119)	$1	3,703,204	$(394,248)	$633,510	$12,948	$646,458	$59,003
Net income (loss)	—	—	—	—	—	26,926	—	—	—	26,926	224	27,150	749
Foreign currency translation adjustments	—	—	—	—	—	—	(8)	—	—	(8)	—	(8)	—
Net subscriptions (redemptions) and other	—	—	—	—	290	—	—	—	—	290	(535)	(245)	750
Cash dividends declared ($1.8125 per preferred share)	—	—	—	—	(2,084)	—	—	—	—	(2,084)	—	(2,084)	—
Cash dividends declared ($0.55 per common share)	—	—	—	—	(4,104)	—	—	—	—	(4,104)	—	(4,104)	—
Repurchases of common shares	(67,709)	—	—	—	—	—	—	67,709	(7,500)	(7,500)	—	(7,500)	—
Issuance of common shares related to employee stock transactions	33,676	—	—	—	565	—	—	—	—	565	—	565	—
Taxes paid on stock-based compensation	—	—	—	—	(1,294)	—	—	—	—	(1,294)		(1,294)	—
Stock-based compensation	—	—	—	—	4,734	—	—	—	—	4,734	—	4,734	—
Balances at June 30, 2019	6,944,892	$107	1,150,000	$110,843	$1,204,033	$(262,193)	$(7)	3,770,913	$(401,748)	$651,035	$12,637	$663,672	$60,502

	Permanent Equity												Temporary Equity
	Common Stock		Preferred Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Stockholders	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
($ in thousands, except per share data)	Shares	Par Value	Shares	Amount				Shares	Amount
Balances at December 31, 2017	7,159,645	$105	1,150,000	$110,843	$1,216,173	$(386,216)	$(600)	3,296,289	$(351,748)	$588,557	$16,667	$605,224	$4,178
Adjustment for adoption of ASU 2016-01	—	—	—	—	—	(178)	178	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	46,370	—	—	—	46,370	766	47,136	(80)
Net unrealized gain (loss) on securities available-for-sale	—	—	—	—	—	—	(192)	—	—	(192)	—	(192)	—
Foreign currency translation adjustments	—	—	—	—	—	—	(8)	—	—	(8)	—	(8)	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	—	—	(1,462)	(1,462)	(678)
Cash dividends declared ($3.625 per preferred share)	—	—	—	—	(4,168)	—	—	—	—	(4,168)	—	(4,168)	—
Cash dividends declared ($0.90 per common share)	—	—	—	—	(6,877)	—	—	—	—	(6,877)	—	(6,877)	—
Repurchases of common shares	(60,622)	—	—	—	—	—	—	60,622	(7,500)	(7,500)	—	(7,500)	—
Issuance of common shares related to employee stock transactions	67,116	—	—	—	1,378	—	—	—	—	1,378	—	1,378	—
Taxes paid on stock-based compensation	—	—	—	—	(5,238)	—	—	—	—	(5,238)	—	(5,238)	—
Stock-based compensation	—	—	—	—	12,073	—	—	—	—	12,073	—	12,073	—
Balances at June 30, 2018	7,166,139	$105	1,150,000	$110,843	$1,213,341	$(340,024)	$(622)	3,356,911	$(359,248)	$624,395	$15,971	$640,366	$3,420
Balances at December 31, 2018	6,997,382	$106	1,150,000	$110,843	$1,209,805	$(310,865)	$(731)	3,555,242	$(379,249)	$629,909	$13,958	$643,867	$57,481
Net income (loss)	—	—	—	—	—	48,672	—	—	—	48,672	(229)	48,443	1,924
Foreign currency translation adjustments	—	—	—	—	—	—	(2)	—	—	(2)	—	(2)	—
Net subscriptions (redemptions) and other	—	—	—	—	290	—	—	—	—	290	(1,092)	(802)	1,097
Reclassification from other comprehensive (income) loss	—	—	—	—	—	—	726	—	—	726	—	726	—
Cash dividends declared ($3.625 per preferred share)	—	—	—	—	(4,168)	—	—	—	—	(4,168)	—	(4,168)	—
Cash dividends declared ($1.10 per common share)	—	—	—	—	(8,256)	—	—	—	—	(8,256)	—	(8,256)	—
Repurchases of common shares	(215,671)	—	—	—	—	—	—	215,671	(22,499)	(22,499)	—	(22,499)	—
Issuance of common shares related to employee stock transactions	163,181	1	—	—	1,013	—	—	—	—	1,014	—	1,014	—
Taxes paid on stock-based compensation	—	—	—	—	(6,098)	—	—	—	—	(6,098)		(6,098)	—
Stock-based compensation	—	—	—	—	11,447	—	—	—	—	11,447	—	11,447	—
Balances at June 30, 2019	6,944,892	$107	1,150,000	$110,843	$1,204,033	$(262,193)	$(7)	3,770,913	$(401,748)	$651,035	$12,637	$663,672	$60,502

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

The Company provides investment management and related services to individuals and institutions. The Company’s retail investment management services are provided to individuals through products consisting of U.S. 1940 Act mutual funds and Undertaking for Collective Investment in Transferable Securities ("UCITS" or "offshore funds" and, collectively with U.S. 1940 Act mutual funds, "open-end funds"), exchange traded funds ("ETFs"), closed-end funds (collectively with open-end funds and ETFs, "funds") and retail separate accounts. Institutional investment management services are provided to corporations, multi-employer retirement funds, employee retirement systems, foundations and endowments. The Company also provides subadvisory services to other investment advisors and serves as the collateral manager for structured products.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission ("SEC"). The Company’s significant accounting policies, which have been consistently applied, are summarized in its 2018 Annual Report on Form 10-K.

New Accounting Standards Implemented

In July 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-09, Codification Improvements. On January 1, 2019, the Company adopted this standard. This standard, which does not prescribe any new accounting guidance, makes minor improvements and clarifications of several different FASB Accounting Standards Codification ("ASC") areas based on comments and suggestions made by various stakeholders. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This standard provides financial statement preparers with the option to reclassify tax effects within other comprehensive income (referred to as stranded tax effects) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. On January 1, 2019, the Company adopted this standard. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), with several amendments (collectively "ASU 2016-02"). This standard requires a lessee to recognize assets and liabilities on the balance sheet arising from operating leases. For both finance leases and operating leases, the lease liability is initially measured at the present value of the future lease payments. In addition to recognizing the lease liability, companies are required to recognize a corresponding asset representing the right to use the underlying leased asset over the lease term. The right of use asset ("ROU") is initially measured as the value of the lease liability, plus indirect costs and prepaid lease payments, less lease incentives. ASU 2016-02 allows entities the option to apply its provisions at the effective date without adjusting comparative periods presented. The Company elected this optional transition method along with the package of practical expedients permitted under the standard which allowed the Company to not perform the following: (1) reassess whether expired or existing non-lease contracts that commenced before January 1, 2019 contained an embedded lease, (2) reevaluate the accounting classification of our existing operating leases, and

(3) determine whether initial direct costs related to existing leases should be capitalized. The Company also elected to combine lease and non-lease components in calculating the lease liability and ROU asset for operating leases. On January 1, 2019, the Company adopted this standard which resulted in the recording of a ROU asset of $20.5 million and lease liability of $28.6 million representing a non-cash activity in the Company's condensed consolidated statements of cash flows. See Note 8 for further discussion.

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

Revenue Disaggregated by Source
The following table summarizes revenue by source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
($ in thousands)
Investment management fees
Open-end funds	$56,973	$57,192	$110,266	$111,566
Closed-end funds	10,620	10,168	20,639	20,547
Retail separate accounts	20,664	17,091	38,669	33,620
Institutional accounts	23,656	15,778	45,833	31,596
Structured products	1,585	2,068	3,232	4,394
Other products	1,093	871	1,870	1,921
Total investment management fees	114,591	103,168	220,509	203,644
Distribution and service fees	10,617	13,549	20,680	26,156
Administration and shareholder service fees	15,054	15,967	29,467	31,705
Other income and fees	227	248	551	455
Total revenues	$140,489	$132,932	$271,207	$261,960

4. Business Combinations

Sustainable Growth Advisers, LP
On July 1, 2018, the Company completed the acquisition of 70% of the outstanding limited partnership interests of Sustainable Growth Advisors, LP ("SGA") and 100% of the membership interests in its general partner, SGIA, LLC (the "SGA Acquisition"). SGA is an investment manager specializing in U.S. and global growth equity portfolios. The total purchase price of the SGA Acquisition was $129.5 million. The Company accounted for the acquisition in accordance with ASC 805, Business Combinations. The purchase price was allocated to the assets acquired, liabilities assumed and noncontrolling interests based upon their estimated fair values at the date of the SGA Acquisition. Goodwill of $120.2 million and other intangible assets of $62.0 million were recorded as a result of the SGA Acquisition. The Company expects $127.5 million of this amount to be tax deductible over 15 years. The Company completed its final assessment of the fair value of purchased receivables and acquired contracts as of June 30, 2019, with no incremental measurement period adjustments recorded in the three and six months ended June 30, 2019.
The following table summarizes the identified acquired assets, liabilities assumed and redeemable noncontrolling interests as of the acquisition date:

July 1, 2018
($ in thousands)
Assets:
Cash and cash equivalents	$2,505
Investments	262
Accounts receivable	6,649
Furniture, equipment and leasehold improvements	70
Intangible assets	62,000
Goodwill	120,213
Other assets	659
Total Assets	192,358
Liabilities
Accrued compensation and benefits	824
Accounts payable and accrued liabilities	6,534
Total liabilities	7,358
Redeemable noncontrolling interests	55,500
Total Net Assets Acquired	$129,500

Identifiable Intangible Assets Acquired

In connection with the allocation of the purchase price, the Company identified the following intangible assets:

	July 1, 2018
	Approximate Fair Value	Weighted Average of Useful Life
($ in thousands)
Definite-lived intangible assets:
Institutional and retail separate account investment contracts	$49,000	6 years
Trade name	7,000	10 years
Non-competition agreements	6,000	5 years
Total definite-lived intangible assets	$62,000

5. Intangible Assets, Net

Intangible assets, net are summarized as follows:

	June 30, 2019	December 31, 2018
($ in thousands)
Definite-lived intangible assets:
Investment contracts and other	$489,443	$487,747
Accumulated amortization	(207,575)	(192,451)
Definite-lived intangible assets, net	281,868	295,296
Indefinite-lived intangible assets	43,516	43,516
Total intangible assets, net	$325,384	$338,812

Activity in intangible assets, net is as follows:

	Six Months Ended June 30,
	2019	2018
($ in thousands)
Intangible assets, net
Balance, beginning of period	$338,812	$301,954
Additions	1,696	—
Amortization	(15,124)	(10,060)
Balance, end of period	$325,384	$291,894

Estimated amortization expense of intangible assets for the remainder of fiscal year 2019 and succeeding fiscal years is as follows:

Fiscal Year	Amount ($ in thousands)
Remainder of 2019	$15,113
2020	30,114
2021	30,103
2022	29,979
2023	29,317
2024 and thereafter	147,242
$281,868

6. Investments
Investments consist primarily of investments in the Company's sponsored products. The Company's investments, excluding the assets of consolidated investment products discussed in Note 17, at June 30, 2019 and December 31, 2018, were as follows:

	June 30, 2019	December 31, 2018
($ in thousands)
Investment securities - fair value	$53,351	$59,271
Investment securities - available for sale	—	2,023
Equity method investments	11,026	10,573
Nonqualified retirement plan assets	7,852	6,716
Other investments	1,167	975
Total investments	$73,396	$79,558

Investment Securities - fair value
Investment securities - fair value consist of investments in the Company's sponsored funds, separately managed accounts and trading debt securities. The composition of the Company’s investment securities - fair value is summarized as follows:

	June 30, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
($ in thousands)
Investment Securities - fair value
Sponsored funds	$33,046	$34,127	$43,507	$40,191
Equity securities	16,842	19,213	16,380	16,981
Debt securities	22	11	3,816	2,099
Total Investment Securities - fair value	$49,910	$53,351	$63,703	$59,271

For the three and six months ended June 30, 2019, the Company recognized a realized gain of $0.2 million and a realized loss of $0.6 million, respectively, on the sale of its investment securities - fair value. For the three and six months ended June 30, 2018, the Company recognized a realized gain of $1.7 million and $1.3 million, respectively, on investment securities - fair value.

Investments securities - available for sale
The Company had no investment securities - available for sale as of June 30, 2019. As of December 31, 2018, the Company's investment securities - available for sale primarily consisted of investments in CLOs for which the Company provides investment management services and does not consolidate. The composition of the Company’s investment securities - available for sale as of December 31, 2018 is summarized as follows:

	December 31, 2018
	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Investment Securities - available for sale
Investments in CLOs	$3,696	$(1,673)	$—	$2,023

7. Fair Value Measurements
The Company’s assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of consolidated investment products discussed in Note 17, as of June 30, 2019 and December 31, 2018 by fair value hierarchy level were as follows:
June 30, 2019

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$135,115	$—	$—	$135,115
Investment securities - fair value
Sponsored funds	34,127	—	—	34,127
Equity securities	19,213	—	—	19,213
Debt securities	—	11	—	11
Nonqualified retirement plan assets	7,852	—	—	7,852
Total assets measured at fair value	$196,307	$11	$—	$196,318

December 31, 2018

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$158,596	$—	$—	$158,596
Investment securities - fair value
Sponsored funds	40,191	—	—	40,191
Equity securities	16,981	—	—	16,981
Debt securities	—	—	2,099	2,099
Investment securities - available for sale	—	—	2,023	2,023
Nonqualified retirement plan assets	6,716	—	—	6,716
Total assets measured at fair value	$222,484	$—	$4,122	$226,606

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

Transfers into and out of levels are reflected when significant inputs used for the fair value measurement, including market inputs or performance attributes, become observable or unobservable or when the Company determines it has the ability, or no longer has the ability, to redeem, in the near term, certain investments that the Company values using a net asset value, or if the book value no longer represents fair value. There were no transfers between levels during the three and six months ended June 30, 2019 and 2018.

The following table is a reconciliation of assets for Level 3 investments for which significant unobservable inputs were used to determine fair value.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Level 3 Investments (a)
Balance at beginning of period	$4,417	$5,532	$4,122	$4,439
Purchases (sales), net	(4,417)	—	(4,185)	1,326
Change in realized and unrealized gain (loss), net	—	212	63	(21)
Balance at end of period	$—	$5,744	$—	$5,744

(a)	The investments that are categorized as Level 3 were valued utilizing third-party pricing information without adjustment.

8. Leases
The Company recognizes a lease liability, and a corresponding asset (ROU asset), on the commencement date of any lease arrangement. The lease liability is initially measured at the present value of the future minimum lease payments over the lease term using the rate implicit in the arrangement or, if not available, the Company's incremental borrowing rate. An operating lease asset is measured initially at the value of the lease liability excluding any lease incentives and initial direct costs incurred. All of the Company's leases qualify as operating leases and consist primarily of real estate leases for its office locations which have remaining initial lease terms ranging from 1.0 to 10.8 years and a weighted average remaining lease term of 7.2 years. The Company has options to renew some of its leases for periods ranging from 3.0 to 15.0 years, depending on the lease. None of the Company's renewal options were considered reasonably assured of being exercised and, therefore, all were excluded from the initial lease term used to determine the Company's ROU asset and lease liability. The balance at June 30, 2019 of the ROU asset recorded in other assets was $18.6 million and the balance of the lease liability recorded in other liabilities was $27.0 million in the Company's condensed consolidated balance sheet. The weighted average discount rate used to measure the Company's lease liability was 4.91% at June 30, 2019.
Lease expense is recognized on a straight-line basis over the lease term and is recorded within other operating expenses on the Company’s condensed consolidated statement of operations. Lease expense for the Company totaled $1.9 million and $1.7 million for the three months ended June 30, 2019 and 2018, respectively, and $3.2 million and $3.4 million for the six months ended June 30, 2019 and 2018, respectively. Cash payments relating to operating leases during the six months ended June 30, 2019 were $2.4 million.
The maturities of lease liabilities as of June 30, 2019 were as follows:

($ in thousands)	Amount
Remainder of 2019	$2,881
2020	5,703
2021	4,707
2022	3,664
2023	3,339
Thereafter	12,202
Total lease payments	32,496
Less: Imputed interest	5,534
Present value of lease liabilities	$26,962

Minimum aggregate rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year recorded in accordance with ASC 840 as of December 31, 2018 were as follows: $6.1 million in 2019; $6.5 million in 2020; $5.1 million in 2021; $3.9 million in 2022; $3.5 million in 2023; and $12.9 million thereafter.

9. Equity Transactions

On May 15, 2019, the Company declared a quarterly cash dividend of $0.55 per common share to be paid on August 15, 2019 to shareholders of record at the close of business on July 31, 2019. The Company also declared a quarterly cash dividend of $1.8125 per share on the Company's 7.25% mandatory convertible preferred stock ("MCPS") to be paid on August 1, 2019 to shareholders of record at the close of business on July 15, 2019. Unless converted earlier, each share of MCPS will convert automatically on February 1, 2020 (the "mandatory conversion date") into between 0.7598 and 0.9118 shares of common stock (a conversion price range between $131.62 to $109.68 per share, respectively), subject to customary anti-dilution adjustments.

During the three and six months ended June 30, 2019, the Company repurchased 67,709 and 215,671 common shares, respectively, at weighted average prices of $110.74 and $104.29 per share, respectively, for a total cost, including fees and expenses, of $7.5 million and $22.5 million, respectively, under its share repurchase program. As of June 30, 2019, 409,132 shares remained available for repurchase. Under the terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

10. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2019 and 2018 were as follows:

	Unrealized Net Gains and (Losses) on Securities Available-for-Sale	Foreign Currency Translation Adjustments
($ in thousands)
Balance at December 31, 2018	$(726)	$(5)
Foreign currency translation adjustments, net of tax of $1	—	(2)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of ($254)	726	—
Net current-period other comprehensive income (loss)	726	(2)
Balance at June 30, 2019	$—	$(7)

	Unrealized Net Gains and (Losses) on Securities Available-for-Sale	Foreign Currency Translation Adjustments
($ in thousands)
Balance at December 31, 2017	$(612)	$12
Unrealized net gain (loss) on securities available-for-sale, net of tax of $77	(192)	—
Foreign currency translation adjustments, net of tax of $2	—	(8)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of ($61) (1)	178	—
Net current-period other comprehensive income (loss)	(14)	(8)
Balance at June 30, 2018	$(626)	$4

(1)     On January 1, 2018, the Company adopted amendments to ASC 825 pursuant to ASU 2016-01. This standard requires all equity investments (other than those accounted for under the equity method) to be measured at fair value with changes in the fair value recognized through net income.

11. Stock-Based Compensation

The Company has an Omnibus Incentive and Equity Plan (the "Plan") under which officers, employees, consultants and directors may be granted equity-based awards, including restricted stock units ("RSUs"), performance stock units ("PSUs"), stock options and unrestricted shares of common stock. At June 30, 2019, 571,870 shares of common stock remained available for issuance of the 2,820,000 shares that are authorized for issuance under the Plan.

Stock-based compensation expense is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
($ in thousands)
Stock-based compensation expense	$5,755	$6,164	$11,384	$12,073

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

RSU activity for the six months ended June 30, 2019 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	552,238	$111.49
Granted	159,490	$108.57
Forfeited	(20,589)	$92.98
Settled	(154,427)	$96.44
Outstanding at June 30, 2019	536,712	$115.67

For the six months ended June 30, 2019 and 2018, a total of 57,411 and 30,598 RSUs, respectively, were withheld by the Company as a result of net share settlements to settle minimum employee tax withholding obligations. The Company paid $5.8 million and $5.2 million for the six months ended June 30, 2019 and 2018, respectively, in minimum employee tax withholding obligations related to RSUs withheld. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have been otherwise issued as a result of the vesting.
During the six months ended June 30, 2019, the Company granted 43,445 PSUs included in the table above which contain performance-based metrics in addition to a service condition. Compensation expense for PSUs is generally recognized over a three-year service period based upon the value determined using a combination of (1) the intrinsic value method, for awards that contain a performance metric that represents a "performance condition" in accordance with ASC 718, and (2) the Monte Carlo simulation valuation model for awards that contain a "market condition" performance metric under ASC 718. Compensation expense for the awards that contain a market condition is fixed at the date of grant and will not be adjusted in future periods based upon the achievement of the market condition. Compensation expense for the awards with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon the final outcome. For the six months ended June 30, 2019, total stock-based compensation expense for PSUs was $3.7 million.
As of June 30, 2019, unamortized stock-based compensation expense for unvested RSUs and PSUs was $35.6 million, with a weighted-average remaining amortization period of 1.6 years.

Stock Options

Stock options generally cliff vest after three years and have a contractual life of 10 years. Stock options are granted with an exercise price equal to the fair market value of the shares at the date of grant.

Stock option activity for the six months ended June 30, 2019 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	76,751	$12.86
Exercised	(65,880)	$9.75
Outstanding, vested and exercisable at June 30, 2019	10,871	$31.71

12. Earnings (Loss) Per Share
Basic earnings (loss) per share ("EPS") is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period, excluding dilution for potential common stock issuances. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, including: (1) shares issuable upon the vesting of RSUs and common stock option exercises using the treasury stock method; and (2) shares issuable upon the conversion of the Company's MCPS, as determined under the if-converted method. For purposes of calculating diluted EPS, preferred stock dividends have been subtracted from net income (loss) in periods in which utilizing the if-converted method would be anti-dilutive.

The computation of basic and diluted EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
($ in thousands, except per share amounts)
Net Income (Loss)	$27,899	$23,229	$50,367	$47,056
Noncontrolling interests	(973)	(159)	(1,695)	(686)
Net Income (Loss) Attributable to Stockholders	26,926	23,070	48,672	46,370
Preferred stock dividends	(2,084)	(2,084)	(4,168)	(4,168)
Net Income (Loss) Attributable to Common Stockholders	$24,842	$20,986	$44,504	$42,202
Shares (in thousands):
Basic: Weighted-average number of common shares outstanding	6,999	7,211	7,010	7,204
Plus: Incremental shares from assumed conversion of dilutive instruments	1,253	1,190	1,280	1,192
Diluted: Weighted-average number of common shares outstanding	8,252	8,401	8,290	8,396
Earnings (Loss) per Share—Basic	$3.55	$2.91	$6.35	$5.86
Earnings (Loss) per Share—Diluted	$3.26	$2.75	$5.87	$5.52

The following table details the securities that have been excluded from the above computation of weighted-average number of shares for diluted EPS, because the effect would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(in thousands)
Restricted stock units	27	44	24	29
Total anti-dilutive securities	27	44	24	29

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

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 20.5% and 25.4% for the six months ended June 30, 2019 and 2018, respectively. The decrease in the estimated effective tax rate for the six months ended June 30, 2019 was primarily due to the decrease in the valuation allowance associated with various investments the Company holds.

14. Debt

Credit Agreement

The Company's credit agreement, as amended ("Credit Agreement"), comprises (1) $365.0 million of seven-year term debt ("Term Loan") expiring in June 2024 and (2) a $100.0 million five-year revolving credit facility ("Credit Facility") expiring in June 2022. During the six months ended June 30, 2019, the Company made principal loan payments of $24.8 million. At June 30, 2019, $315.7 million was outstanding under the Term Loan, and the Company had no outstanding borrowings under its Credit Facility. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented on the consolidated balance sheet net of related debt issuance costs, which were $9.6 million as of June 30, 2019.

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

Redeemable noncontrolling interests for the six months ended June 30, 2019 included the following amounts:

($ in thousands)	Consolidated Investment Products	Affiliate Noncontrolling Interests	Total
Balances at December 31, 2018	$2,384	$55,097	$57,481
Net income (loss) attributable to noncontrolling interests	339	1,585	1,924
Net subscriptions (redemptions) and other	4,123	(3,026)	1,097
Balances at June 30, 2019	$6,846	$53,656	$60,502

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

The following table presents the balances of the consolidated investment products that, after intercompany eliminations, are reflected in the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018:

	As of
	June 30, 2019			December 31, 2018
		VIEs			VIEs
	VOEs	CLOs	Other	VOEs	CLOs	Other
($ in thousands)
Cash and cash equivalents	$776	$84,318	$164	$1,029	$51,363	$559
Investments	21,731	1,910,875	30,870	12,923	1,709,266	27,379
Other assets	3,997	9,261	700	228	30,426	403
Notes payable	—	(1,831,129)	—	—	(1,620,260)	—
Securities purchased payable and other liabilities	(4,378)	(75,554)	(511)	(823)	(69,737)	(146)
Noncontrolling interests	(5,926)	(12,637)	(920)	(2,348)	(13,958)	(36)
The Company’s net interests in consolidated investment products	$16,200	$85,134	$30,303	$11,009	$87,100	$28,159

Consolidated CLOs

The majority of the Company's consolidated investment products that are VIEs are CLOs. At June 30, 2019, the Company consolidated five CLOs. The financial information for certain of these CLOs is included in the Company's condensed consolidated financial statements one-month in arrears based upon the availability of financial information. Majority-owned consolidated private funds, whose primary purpose is to invest in CLOs for which the Company serves as the collateral manager, are also included.

Investments of CLOs

The CLOs' investments of $1.9 billion at June 30, 2019 represented bank loan investments, which comprise the majority of the CLOs' portfolio asset collateral and are senior secured corporate loans across a variety of industries. These bank loan investments mature at various dates between 2020 and 2027 and pay interest at LIBOR plus a spread of up to 8.75%. At June 30, 2019, the fair value of the senior bank loans exceeded the unpaid principal balance by $41.2 million.

Notes Payable of CLOs

The CLOs have issued notes payable with a total value, at par, of $2.0 billion, consisting of senior secured floating rate notes payable with a par value of $1.8 billion and subordinated notes with a par value of $173.0 million. These note obligations bear interest at variable rates based on LIBOR plus a pre-defined spread. The principal amounts outstanding of the note obligations issued by the CLOs mature on dates ranging from October 2027 to April 2029. The CLOs may elect to reinvest any prepayments received on bank loan investments between October 2019 and October 2021, depending on the CLO. Generally, subsequent prepayments received after the reinvestment period must be used to pay down the note obligations.

The Company’s beneficial interests and maximum exposure to loss related to these consolidated CLOs is limited to: (i) ownership in the subordinated notes and (ii) accrued management fees. The secured notes of the consolidated CLOs have contractual recourse only to the related assets of the CLO and are classified as financial liabilities. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative prescribed by ASU 2014-13 results in the net assets of the consolidated CLOs shown above to be equivalent to the beneficial interests retained by the Company at June 30, 2019, as shown in the table below:

As of
June 30, 2019
($ in thousands)
Subordinated notes	$83,871
Accrued investment management fees	1,263
Total Beneficial Interests	$85,134

The following table represents income and expenses of the consolidated CLOs included in the Company’s condensed consolidated statements of operations for the period indicated:

Six Months Ended June 30,
($ in thousands)	2019
Income:
Realized and unrealized gain (loss), net	$3,384
Interest income	55,671
Total Income	59,055

Expenses:
Other operating expenses	2,744
Interest expense	50,778
Total Expense	53,522
Noncontrolling interests	(229)
Net Income (loss) attributable to CIPs	$5,304

As summarized in the table below, the application of the measurement alternative as prescribed by ASU 2014-13 results in the consolidated net income summarized above to be equivalent to the Company’s own economic interests in the consolidated CLOs, which are eliminated upon consolidation:

Six Months Ended June 30,
($ in thousands)	2019
Distributions received and unrealized gains (losses) on the subordinated notes held by the Company	$2,832
Investment management fees	2,472
Total Economic Interests	$5,304

Fair Value Measurements of Consolidated Investment Products

The assets and liabilities of the consolidated investment products measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 by fair value hierarchy level were as follows:

As of June 30, 2019

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$84,170	$—	$—	$84,170
Debt investments	123	1,922,574	24,581	1,947,278
Equity investments	15,635	6	557	16,198
Total Assets Measured at Fair Value	$99,928	$1,922,580	$25,138	$2,047,646
Liabilities
Notes payable	$—	$1,831,129	$—	$1,831,129
Short sales	382	—	—	382
Total Liabilities Measured at Fair Value	$382	$1,831,129	$—	$1,831,511

As of December 31, 2018

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$51,363	$—	$—	$51,363
Debt investments	5,306	1,724,714	6,848	1,736,868
Equity investments	12,700	—	—	12,700
Total Assets Measured at Fair Value	$69,369	$1,724,714	$6,848	$1,800,931
Liabilities
Notes payable	$—	$1,620,260	$—	$1,620,260
Short sales	707	—	—	707
Total Liabilities Measured at Fair Value	$707	$1,620,260	$—	$1,620,967

The following is a discussion of the valuation methodologies used for the assets and liabilities of the Company’s consolidated investment products measured at fair value:

Cash equivalents represent investments in money market funds. Cash investments in actively traded money market funds are valued using published net asset values and are classified as Level 1.

Debt and equity investments represent the underlying debt, equity and other securities held in consolidated investment products. Equity investments are valued at the official closing price on the exchange on which the securities are traded and are generally categorized within Level 1. Level 2 investments represent most debt securities, including bank loans and certain equity securities (including non-U.S. securities), for which closing prices are not readily available or are deemed to not reflect readily available market prices, and are valued using an independent pricing service. Debt investments are valued based on quotations received from independent pricing services or from dealers who make markets in such securities. Bank loan investments, which are included as debt investments, are generally priced at the average mid-point of bid and ask quotations obtained from a third-party pricing service. Fair value may also be based upon valuations obtained from independent third-party brokers or dealers utilizing matrix pricing models that consider information regarding securities with similar characteristics. In certain instances, fair value has been determined utilizing discounted cash flow analyses or single broker non-binding quotes. Depending on the nature of the inputs, these assets are classified as Level 1, 2 or 3 within the fair value measurement hierarchy. Level 3 investments include debt and equity securities that are not widely traded, are illiquid or are priced by dealers based on pricing models used by market makers in the security.

Notes payable represent notes issued by consolidated investment products that are CLOs and are measured using the measurement alternative in ASU 2014-13. Accordingly, the fair value of CLO liabilities is measured as the fair value of CLO assets less the sum of: (a) the fair value of the beneficial interests held by the Company and (b) the carrying value of any beneficial interests that represent compensation for services.

Short sales are transactions in which a security is sold which is not owned or is owned but there is no intention to deliver, in anticipation that the price of the security will decline. Short sales are recorded in the condensed consolidated balance sheets within other liabilities of consolidated investment products and are classified as Level 1 based on the underlying equity security.

The securities purchase payable at June 30, 2019 and December 31, 2018 approximated fair value due to the short-term nature of the instruments.

The following table is a reconciliation of assets of consolidated investment products for Level 3 investments for which significant unobservable inputs were used to determine fair value:

	Six Months Ended June 30,
($ in thousands)	2019	2018
Level 3 Investments of CIPs (a)
Balance at beginning of period	$6,848	$34,781
Realized gains (losses), net	(114)	1,993
Change in unrealized gains (losses), net	563	594
Purchases	2,157	7,122
Sales	(2,457)	(13,884)
Transfers to Level 2	(21,891)	(30,606)
Transfers from Level 2	40,032	3,514
Balance at end of period	$25,138	$3,514

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

The Company has interests in certain other entities that are VIEs that the Company does not consolidate as it is not the primary beneficiary of those entities. The Company is not the primary beneficiary as its interest in these entities does not provide the Company with the power to direct the activities that most significantly impact the entities' economic performance. At June 30, 2019, the carrying value and maximum risk of loss related to the Company's interest in these VIEs was $13.1 million.

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

We offer investment strategies for individual and institutional investors in different product structures and through multiple distribution channels. Our investment strategies are available in a diverse range of styles and disciplines, managed by a collection of differentiated investment managers. We have offerings in various asset classes (domestic and international equity, fixed income and alternative), market capitalizations (large, mid and small), styles (growth, core and value) and investment approaches (fundamental, quantitative and thematic). Our retail products include open-end funds and exchange traded funds ("ETFs"), as well as closed-end funds and retail separate accounts. Our institutional products include a variety of equity and fixed income strategies for corporations, multi-employer retirement funds, public employee retirement systems, foundations and endowments. We also provide subadvisory services to other investment advisors and serve as the collateral manager for structured products.

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

Financial Highlights

•	Net earnings per diluted share were $3.26 in the second quarter of 2019, as compared to $2.75 in the second quarter of 2018.

•
Total sales (inflows) were $5.1 billion in the second quarter of 2019, a decrease of $1.5 billion, or 22.9%, from $6.6 billion in the second quarter of 2018. Net flows were $0.1 billion in the second quarter of 2019 compared to $1.3 billion in the second quarter of 2018.

•	Long-term assets under management were $103.3 billion at June 30, 2019, an increase of $13.4 billion from June 30, 2018.

Assets Under Management

At June 30, 2019, total assets under management were $105.0 billion, representing an increase of $13.4 billion, or 14.6%, from June 30, 2018, and an increase of $13.0 billion, or 14.1%, from December 31, 2018. The increase in total assets under management from June 30, 2018 was primarily due to our July 1, 2018 majority investment in Sustainable Growth Advisers (the "SGA Acquisition"). The increase from December 31, 2018 was primarily due to market performance.

Average long-term assets under management, which represent the majority of our fee-earning asset levels, were $97.6 billion for the six months ended June 30, 2019, an increase of $8.7 billion, or 9.8%, from $88.8 billion for the six months ended June 30, 2018. The increase in average long-term assets under management compared to the June 30, 2018 period was primarily due to the SGA Acquisition and market performance.

Operating Results

In the second quarter of 2019, total revenues increased 5.7% to $140.5 million from $132.9 million in the second quarter of 2018, primarily as a result of additional revenues from the SGA Acquisition. Operating income increased $2.8 million to $30.1 million in the second quarter of 2019 compared to $27.3 million in the second quarter of 2018, primarily due to increased revenue, partially offset by increased operating expenses including amortization from the SGA Acquisition in the current year quarter.

Assets Under Management by Product

The following table summarizes our assets under management by product:

	As of June 30,		Change
	2019	2018	$	%
($ in millions)
Open-End Funds (1)	$41,223.5	$44,419.3	$(3,195.8)	(7.2)%
Closed-End Funds	6,653.1	6,295.0	358.1	5.7%
Exchange Traded Funds	1,077.8	1,029.9	47.9	4.7%
Retail Separate Accounts	18,259.5	14,678.4	3,581.1	24.4%
Institutional Accounts	32,056.2	19,726.6	12,329.6	62.5%
Structured Products	3,983.7	3,684.4	299.3	8.1%
Total Long-Term	103,253.8	89,833.6	13,420.2	14.9%
Liquidity (2)	1,752.7	1,784.9	(32.2)	(1.8)%
Total	$105,006.5	$91,618.5	$13,388.0	14.6%
Average Assets Under Management (3)	$99,316.1	$90,577.9	$8,738.2	9.6%
Average Long-Term Assets Under Management (3)	$97,568.6	$88,834.4	$8,734.2	9.8%

(1)	Represents assets under management of U.S. retail funds, offshore funds and variable insurance funds

(2)	Represents assets under management in liquidity strategies, including in certain open-end funds and institutional accounts

(3)	Averages are calculated as follows:
- Funds - average daily or weekly balances
- Retail Separate Accounts - average of prior-quarter ending balances or average of month-end balances
- Institutional Accounts and Structured Products - average of month-end balances

Asset Flows by Product
The following table summarizes asset flows by product:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Open-End Funds (1)
Beginning balance	$40,632.6	$43,202.5	$37,710.0	$43,077.6
Inflows	2,510.1	4,356.6	5,509.8	8,140.2
Outflows	(3,214.2)	(3,220.6)	(7,081.6)	(6,882.8)
Net flows	(704.1)	1,136.0	(1,571.8)	1,257.4
Market performance	1,464.5	170.5	5,303.2	240.3
Other (2)	(169.5)	(89.7)	(217.9)	(156.0)
Ending balance	$41,223.5	$44,419.3	$41,223.5	$44,419.3
Closed-End Funds
Beginning balance	$6,553.2	$6,132.7	$5,956.0	$6,666.2
Inflows	8.7	0.5	20.2	0.5
Outflows	—	—	—	—
Net flows	8.7	0.5	20.2	0.5
Market performance	182.4	250.0	844.3	(156.1)
Other (2)	(91.2)	(88.2)	(167.4)	(215.6)
Ending balance	$6,653.1	$6,295.0	$6,653.1	$6,295.0
Exchange Traded Funds
Beginning balance	$1,102.2	$980.2	$667.6	$1,039.2
Inflows	131.8	86.5	525.6	226.0
Outflows	(116.9)	(71.7)	(163.2)	(134.9)
Net flows	14.9	14.8	362.4	91.1
Market performance	(4.8)	65.2	103.5	(12.3)
Other (2)	(34.5)	(30.3)	(55.7)	(88.1)
Ending balance	$1,077.8	$1,029.9	$1,077.8	$1,029.9
Retail Separate Accounts
Beginning balance	$17,123.2	$14,012.3	$14,998.4	$13,936.8
Inflows	730.9	736.7	1,483.5	1,438.0
Outflows	(447.1)	(575.3)	(918.6)	(1,361.8)
Net flows	283.8	161.4	564.9	76.2
Market performance	877.2	499.7	2,772.2	660.4
Other (2)	(24.7)	5.0	(76.0)	5.0
Ending balance	$18,259.5	$14,678.4	$18,259.5	$14,678.4
Institutional Accounts
Beginning balance	$30,514.1	$19,411.2	$27,445.0	$20,815.9
Inflows	1,737.4	1,425.0	2,692.1	1,848.0
Outflows	(1,258.9)	(1,465.8)	(2,412.8)	(3,115.5)
Net flows	478.5	(40.8)	279.3	(1,267.5)
Market performance	1,139.8	486.4	4,295.6	313.7
Other (2)	(76.2)	(130.2)	36.3	(135.5)
Ending balance	$32,056.2	$19,726.6	$32,056.2	$19,726.6
Structured Products
Beginning balance	$3,998.0	$3,704.6	$3,640.3	$3,298.8
Inflows	—	37.8	388.8	421.4
Outflows	(20.9)	(20.4)	(36.9)	(20.4)
Net flows	(20.9)	17.4	351.9	401.0
Market performance	56.6	45.3	84.0	83.2
Other (2)	(50.0)	(82.9)	(92.5)	(98.6)
Ending balance	$3,983.7	$3,684.4	$3,983.7	$3,684.4

Total Long-Term
Beginning balance	$99,923.3	$87,443.5	$90,417.3	$88,834.5
Inflows	5,118.9	6,643.1	10,620.0	12,074.1
Outflows	(5,058.0)	(5,353.8)	(10,613.1)	(11,515.4)
Net flows	60.9	1,289.3	6.9	558.7
Market performance	3,715.7	1,517.1	13,402.8	1,129.2
Other (2)	(446.1)	(416.3)	(573.2)	(688.8)
Ending balance	$103,253.8	$89,833.6	$103,253.8	$89,833.6
Liquidity (3)
Beginning balance	$1,788.6	$1,641.6	$1,612.5	$2,128.7
Other (2)	(35.9)	143.3	140.2	(343.8)
Ending balance	$1,752.7	$1,784.9	$1,752.7	$1,784.9
Total
Beginning balance	$101,711.9	$89,085.1	$92,029.8	$90,963.2
Inflows	5,118.9	6,643.1	10,620.0	12,074.1
Outflows	(5,058.0)	(5,353.8)	(10,613.1)	(11,515.4)
Net flows	60.9	1,289.3	6.9	558.7
Market performance	3,715.7	1,517.1	13,402.8	1,129.2
Other (2)	(482.0)	(273.0)	(433.0)	(1,032.6)
Ending balance	$105,006.5	$91,618.5	$105,006.5	$91,618.5

(1)	Represents assets under management of U.S. retail funds, offshore funds and variable insurance funds

(2)
Represents open-end and closed-end fund distributions net of reinvestments, the net change in assets from liquidity strategies and the impact on net flows from non-sales related activities such as asset acquisitions/(dispositions), seed capital investments/(withdrawals), structured products reset transactions and the use of leverage

(3)	Represents assets under management in liquidity strategies, including in certain open-end funds and institutional accounts

The following table summarizes our assets under management by asset class:

	As of June 30,		Change		% of Total
	2019	2018	$	%	2019	2018
($ in millions)
Asset Class
Equity	$64,888.0	$48,404.4	$16,483.6	34.1%	61.8%	52.9%
Fixed income	32,982.5	36,934.8	(3,952.3)	(10.7)%	31.4%	40.3%
Alternatives (1)	5,383.3	4,494.4	888.9	19.8%	5.1%	4.9%
Liquidity (2)	1,752.7	1,784.9	(32.2)	(1.8)%	1.7%	1.9%
Total	$105,006.5	$91,618.5	$13,388.0	14.6%	100.0%	100.0%

(1)	Consists of real estate securities, mid-stream energy securities and master limited partnerships, options strategies and other

(2)	Represents assets under management in liquidity strategies, including in certain open-end funds and institutional accounts

Average Assets Under Management and Average Basis Points

The following table summarizes the average management fees earned in basis points and average assets under management:

	Three Months Ended June 30,
($ in millions, except average fee earned data which is in basis points)	Average Fees Earned		Average Assets Under Management (2)
	2019	2018	2019	2018
Products
Open-End Funds (1)	55.4	51.8	$40,961.3	$44,000.8
Closed-End Funds	65.0	66.1	6,550.5	6,167.0
Exchange Traded Funds	12.7	14.7	1,081.4	1,026.8
Retail Separate Accounts	47.8	48.4	17,123.2	13,999.0
Institutional Accounts	30.8	31.7	30,771.1	19,942.3
Structured Products	35.3	36.2	3,968.2	3,681.5
All Long-Term Products	46.0	46.7	100,455.7	88,817.4
Liquidity (3)	10.6	9.5	1,769.5	1,699.3
All Products	45.3	46.0	$102,225.2	$90,516.7

	Six Months Ended June 30,
($ in millions, except average fee earned data which is in basis points)	Average Fees Earned		Average Assets Under Management (2)
	2019	2018	2019	2018
Products
Open-End Funds (1)	54.9	51.1	$40,246.6	$43,876.1
Closed-End Funds	65.0	66.2	6,404.4	6,256.5
Exchange Traded Funds	11.7	16.4	976.1	1,036.3
Retail Separate Accounts	48.0	48.0	16,060.8	13,961.2
Institutional Accounts	30.7	31.8	30,062.5	20,054.0
Structured Products	36.1	37.7	3,818.2	3,650.3
All Long-Term Products	45.8	46.3	97,568.6	88,834.4
Liquidity (3)	10.2	10.7	1,747.5	1,743.5
All Products	45.2	45.7	$99,316.1	$90,577.9

(1)	Represents assets under management of U.S. retail funds, offshore funds and variable insurance funds

(2)	Averages are calculated as follows:
- Funds - average daily or weekly balances
- Retail Separate Accounts - average of prior-quarter ending balances or average of month-end balances
- Institutional Accounts and Structured Products - average of month-end balances

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

The average fee rate earned on long-term products for the three and six months ended June 30, 2019 decreased by 0.7 and 0.5 basis points, respectively, compared to the same periods in the prior year as a result of the assets from the SGA Acquisition having lower blended fee rates which primarily impacted institutional accounts and lower incentive fees related to our Structured Products. These decreases were partially offset by shifts in the underlying asset mix to higher fee earning strategies in open-end funds.
Results of Operations
Summary Financial Data

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	2019 vs. 2018%		2019	2018	2019 vs. 2018%
($ in thousands)
Results of Operations
Investment management fees	$114,591	$103,168	$11,423	11.1%	$220,509	$203,644	$16,865	8.3%
Other revenues	25,898	29,764	(3,866)	(13.0)%	50,698	58,316	(7,618)	(13.1)%
Total revenues	140,489	132,932	7,557	5.7%	271,207	261,960	9,247	3.5%
Total operating expenses	110,361	105,624	4,737	4.5%	220,080	212,035	8,045	3.8%
Operating income (loss)	30,128	27,308	2,820	10.3%	51,127	49,925	1,202	2.4%
Other income (expense), net	12,455	(364)	12,819	(3,521.7)%	14,417	3,652	10,765	294.8%
Interest income (expense), net	(5,896)	5,750	(11,646)	(202.5)%	(2,170)	9,467	(11,637)	(122.9)%
Income (loss) before income taxes	36,687	32,694	3,993	12.2%	63,374	63,044	330	0.5%
Income tax expense (benefit)	8,788	9,465	(677)	(7.2)%	13,007	15,988	(2,981)	(18.6)%
Net income (loss)	27,899	23,229	4,670	20.1%	50,367	47,056	3,311	7.0%
Noncontrolling interests	(973)	(159)	(814)	511.9%	(1,695)	(686)	(1,009)	147.1%
Net Income (Loss) Attributable to Stockholders	26,926	23,070	3,856	16.7%	48,672	46,370	2,302	5.0%
Preferred stockholder dividends	(2,084)	(2,084)	—	—%	(4,168)	(4,168)	—	—%
Net Income (Loss) Attributable to Common Stockholders	$24,842	$20,986	$3,856	18.4%	$44,504	$42,202	$2,302	5.5%

Revenues

Revenues by source were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	2019 vs. 2018%		2019	2018	2019 vs. 2018%
($ in thousands)
Investment management fees
Open-end funds	$56,973	$57,192	$(219)	(0.4)%	$110,266	$111,566	$(1,300)	(1.2)%
Closed-end funds	10,620	10,168	452	4.4%	20,639	20,547	92	0.4%
Retail separate accounts	20,664	17,091	3,573	20.9%	38,669	33,620	5,049	15.0%
Institutional accounts	23,656	15,778	7,878	49.9%	45,833	31,596	14,237	45.1%
Structured products	1,585	2,068	(483)	(23.4)%	3,232	4,394	(1,162)	(26.4)%
Other products	1,093	871	222	25.5%	1,870	1,921	(51)	(2.7)%
Total investment management fees	114,591	103,168	11,423	11.1%	220,509	203,644	16,865	8.3%
Distribution and service fees	10,617	13,549	(2,932)	(21.6)%	20,680	26,156	(5,476)	(20.9)%
Administration and shareholder service fees	15,054	15,967	(913)	(5.7)%	29,467	31,705	(2,238)	(7.1)%
Other income and fees	227	248	(21)	(8.5)%	551	455	96	21.1%
Total revenues	$140,489	$132,932	$7,557	5.7%	$271,207	$261,960	$9,247	3.5%

Investment Management Fees

Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payments. Investment management fees increased by $11.4 million, or 11.1%, and $16.9 million, or 8.3%, for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year due to an increase in average assets of $8.7 billion, or 9.6%, for the six months ended June 30, 2019, primarily as a result of the SGA Acquisition and market performance, partially offset by lower incentive fees on structured products.

Distribution and Service Fees

Distribution and service fees, which are primarily sales- and asset-based fees earned from open-end funds for marketing and distribution services, decreased by $2.9 million, or 21.6%, and $5.5 million, or 20.9%, for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year, primarily due to lower sales and average assets for open-end funds in share classes that have distribution and service fees.

Administration and Shareholder Servicing Fees

Administration and shareholder service fees represent fees earned for fund administration and shareholder services from our open-end mutual funds and certain of our closed-end funds. Fund administration and shareholder servicing fees decreased by $0.9 million, or 5.7%, and $2.2 million, or 7.1%, for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year. The decrease for the three and six months ended June 30, 2019 was primarily due to the decrease in average assets under management for our open-end funds.

Other Income and Fees

Other income and fees primarily represent contingent sales charges earned from investor redemptions of certain shares sold without a front-end sales charge. Other income and fees decreased $21 thousand, or 8.5%, and increased $0.1 million, or 21.1%, for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year. The changes in the respective periods were primarily due to changes in redemption income.

Operating Expenses

Operating expenses by category were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	2019 vs. 2018%		2019	2018	2019 vs. 2018%
($ in thousands)
Operating expenses
Employment expenses	$58,123	$54,868	$3,255	5.9%	$118,974	$115,564	$3,410	3.0%
Distribution and other asset-based expenses	21,322	23,721	(2,399)	(10.1)%	41,086	46,012	(4,926)	(10.7)%
Other operating expenses	19,174	19,128	46	0.2%	37,897	35,990	1,907	5.3%
Other operating expenses of consolidated investment products	2,568	1,783	785	44.0%	3,019	2,294	725	31.6%
Restructuring and severance	320	—	320	100.0%	1,496	—	1,496	100.0%
Depreciation and other amortization	1,271	1,100	171	15.5%	2,484	2,115	369	17.4%
Amortization expense	7,583	5,024	2,559	50.9%	15,124	10,060	5,064	50.3%
Total operating expenses	$110,361	$105,624	$4,737	4.5%	$220,080	$212,035	$8,045	3.8%

Employment Expenses

Employment expenses consist of fixed and variable compensation and related employee benefit costs. Employment expenses for the three and six months ended June 30, 2019 were $58.1 million and $119.0 million, respectively, which represented an increase of $3.3 million, or 5.9%, and $3.4 million, or 3.0%, compared to the same periods in the prior year. The increase during the three months ended June 30, 2019 reflected the addition of employees from the SGA Acquisition. The increase during the six months ended June 30, 2019 reflected the addition of employees from the SGA Acquisition partially offset by lower sales based compensation.

Distribution and Other Asset-Based Expenses

Distribution and other asset-based expenses consist primarily of payments to third-party distribution partners for providing services to investors in our funds and payments to third-party service providers for investment management-related services. These payments are primarily based on percentages of sales, assets under management or revenues. These expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized on a straight-line basis over the periods in which commissions are generally recovered from distribution fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares. Distribution and other asset-based expenses decreased by $2.4 million, or 10.1%, and $4.9 million, or 10.7%, in the three and six months ended June 30, 2019, respectively, as compared to the same periods in the prior year, primarily due to lower average open-end fund assets under management and a lower percentage of sales and assets under management in share classes where we pay distribution expenses.

Other Operating Expenses

Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and distribution related costs, rent and occupancy expenses, and other business costs. Other operating expenses for the three months ended June 30, 2019 were flat compared to the same period in the prior year. Other operating expenses for the six months ended June 30, 2019 increased by $1.9 million, or 5.3%, as compared to the same period in the prior year primarily due to the addition of SGA costs and certain identified costs including consulting services, corporate office relocation and corporate logo redesign in the first quarter of 2019.

Other Operating Expenses of Consolidated Investment Products

Other operating expenses of consolidated investment products increased $0.8 million, or 44.0%, to $2.6 million and $0.7 million, or 31.6% to $3.0 million for the three and six months ended June 30, 2019, respectively, from the same periods in the prior year primarily due to costs associated with the issuance of our latest CLO.

Restructuring and severance

During the three and six months ended June 30, 2019, we incurred $0.3 million and $1.5 million, respectively, in restructuring and severance costs primarily related to severance costs.

Depreciation and Other Amortization Expense

Depreciation and other amortization expense consists primarily of the straight-line depreciation of furniture, equipment and leasehold improvements. Depreciation and amortization expense increased by $0.2 million, or 15.5%, and $0.4 million, or 17.4%, for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year, primarily due to depreciation expense on new corporate office space.

Amortization Expense

Amortization expense consists of the amortization of definite-lived intangible assets, over their estimated useful lives. Amortization expense increased $2.6 million, or 50.9%, and $5.1 million, or 50.3%, for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year, primarily due to an increase in definite lived intangible assets as a result of the SGA Acquisition.

Other Income (Expense), net

Other Income (Expense), net by category was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	2019 vs. 2018%		2019	2018	2019 vs. 2018%
($ in thousands)
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	$2,039	$960	$1,079	112.4%	$5,472	$1,398	$4,074	291.4%
Realized and unrealized gain (loss) of CIP, net	9,720	(1,779)	11,499	(646.4)%	7,799	480	7,319	1,524.8%
Other income (expense), net	696	455	241	53.0%	1,146	1,774	(628)	(35.4)%
Total Other Income (Expense), net	$12,455	$(364)	$12,819	(3,521.7)%	$14,417	$3,652	$10,765	294.8%

Realized and unrealized gain (loss) on investments, net

Realized and unrealized gain (loss) on investments, net increased during the three and six months ended June 30, 2019 by $1.1 million, or 112.4%, and $4.1 million, or 291.4%, respectively, as compared to the same periods in the prior year. The increase in realized and unrealized gains during the three months ended June 30, 2019 primarily related to unrealized gains on our fixed income strategies. The increase in realized and unrealized gains during the six months ended June 30, 2019 primarily related to unrealized gains on our alternative and fixed income strategies.

Realized and unrealized gain (loss) of consolidated investment products, net

Realized and unrealized gain (loss) of our consolidated investment products, net increased $11.5 million and $7.3 million during the three and six months ended June 30, 2019, respectively, as compared to the same periods in the prior year. The increase for the three months ended June 30, 2019 primarily consisted of $7.4 million in gains on the notes payable and net realized and unrealized gains of $4.1 million on the investments of our consolidated investment products and mutual funds, primarily due to changes in market values of leveraged loans. The increase for the six months ended June 30, 2019 primarily consisted of $16.2 million in net realized and unrealized gains on the investments of our consolidated investment products and mutual funds, primarily due to changes in market values of leveraged loans, partially offset by net losses on the notes payable of $8.9 million.

Other income (expense), net

Other income (expense), net increased during the three months ended June 30, 2019 by $0.2 million, or 53.0%, due to higher earnings on equity method investments. Other income (expense), net decreased during the six months ended June 30, 2019 by $0.6 million, or 35.4%, as compared to the same period in the prior year due to lower earnings on equity method investments during the period.

Interest Income (Expense), net

Interest income (expense), net by category was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	2019 vs. 2018%		2019	2018	2019 vs. 2018%
($ in thousands)
Interest Income (Expense)
Interest expense	$(5,151)	$(4,469)	$(682)	15.3%	$(10,316)	$(8,327)	$(1,989)	23.9%
Interest and dividend income	964	1,818	(854)	(47.0)%	2,154	2,539	(385)	(15.2)%
Interest and dividend income of investments of CIP	29,368	23,679	5,689	24.0%	56,770	45,082	11,688	25.9%
Interest expense of CIP	(31,077)	(15,278)	(15,799)	103.4%	(50,778)	(29,827)	(20,951)	70.2%
Total Interest Income (Expense), net	$(5,896)	$5,750	$(11,646)	(202.5)%	$(2,170)	$9,467	$(11,637)	(122.9)%

Interest Expense

Interest expense increased $0.7 million, or 15.3%, and $2.0 million, or 23.9%, for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year. The increase was due to the higher average levels of debt outstanding compared to the same periods in the prior year.

Interest and Dividend Income

Interest and dividend income decreased $0.9 million, or 47.0%, and $0.4 million, or 15.2%, for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year. The decreases were due to lower investment balances as compared to the corresponding periods in the prior year.

Interest and Dividend Income of Investments of Consolidated Investment Products

Interest and dividend income of investments of consolidated investment products increased $5.7 million, or 24.0%, and $11.7 million, or 25.9%, for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year. The increase was due to increased investments of our consolidated investment products during the three and six months ended June 30, 2019 compared to the same periods in the prior year.

Interest Expense of Consolidated Investment Products

Interest expense of consolidated investment products represents interest expense on the notes payable of the consolidated investment products. Interest expense of consolidated investment products increased by $15.8 million, or 103.4%, and $21.0 million, or 70.2%, for the three and six months ended June 30, 2019, respectively, primarily due to higher average debt balances of our CIP as well as $4.5 million of amortization of discounts on notes payable.

Income Tax Expense (Benefit)

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 20.5% and 25.4% for the six months ended June 30, 2019 and 2018, respectively. The decrease in the estimated effective tax rate for the six months ended June 30, 2019 was primarily due to the decrease in the valuation allowance associated with various investments the Company holds.

Liquidity and Capital Resources
Certain Financial Data
The following table summarizes certain financial data relating to our liquidity and capital resources:

	June 30, 2019	December 31, 2018	Change
			2019 vs. 2018%
($ in thousands)
Balance Sheet Data
Cash and cash equivalents	$166,026	$201,705	$(35,679)	(17.7)%
Investments	73,396	79,558	(6,162)	(7.7)%
Debt	306,110	329,184	(23,074)	(7.0)%
Total equity	663,672	643,867	19,805	3.1%

	Six Months Ended June 30,		Change
	2019	2018	2019 vs. 2018%
($ in thousands)
Cash Flow Data
Provided by (Used In):
Operating Activities	$(143,668)	$(154,513)	$10,845	(7.0)%
Investing Activities	(5,638)	15,323	(20,961)	(136.8)%
Financing Activities	145,934	85,436	60,498	70.8%

Overview

At June 30, 2019, we had $166.0 million of cash and cash equivalents and $73.4 million of investments which included $53.4 million of investment securities compared to $201.7 million of cash and cash equivalents and $79.6 million of investments which included $61.3 million of investment securities at December 31, 2018.

At June 30, 2019, we had $315.7 million outstanding under our term loan maturing June 1, 2024 (the "Term Loan"), and no outstanding borrowings under our $100.0 million revolving credit facility (the "Credit Facility").

Uses of Capital

Our main uses of capital related to operating activities include payments of annual incentive compensation, interest on our indebtedness, income taxes, and other operating expenses, which primarily consisted of investment research, technology costs, professional fees and distribution and occupancy costs. Annual incentive compensation, which is one of the largest annual operating cash expenditures, is typically paid in the first quarter of the year. In the first quarter of 2019 and 2018, we paid $76.2 million and $74.1 million, respectively, in incentive compensation earned during the years ended December 31, 2018 and 2017, respectively.

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

Capital and Reserve Requirements

We operate two broker-dealer subsidiaries registered with the SEC which are subject to certain rules regarding minimum net capital. The broker-dealers are required to maintain a ratio of "aggregate indebtedness" to "net capital," as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us including additional reporting requirements, a lower required ratio of aggregate indebtedness to net capital or interruption of our business. At both June 30, 2019 and December 31, 2018, the ratio of aggregate indebtedness to net capital of our broker-dealers was below the maximum allowed, and net capital was significantly greater than the required minimum.

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

Operating Cash Flow

Net cash used in operating activities of $143.7 million for the six months ended June 30, 2019 decreased by $10.8 million from net cash used in operating activities of $154.5 million for the same period in the prior year primarily due an increase in the net sales of investments and changes in our operating assets and liabilities, partially offset by an increase in net purchases of investments of our consolidated investment products.

Investing Cash Flow

Cash flows from investing activities consist primarily of capital expenditures and other investing activities related to our business operations. Net cash used in investing activities was $5.6 million for the six months ended June 30, 2019 compared to net cash provided by investing activities of $15.3 million in the same period for the prior year. The primary investing activities for the six months ended June 30, 2019 were the sale of investments in unconsolidated CLOs of $2.0 million and capital expenditures and other asset purchases of $6.1 million. The primary investing activity for the six months ended June 30, 2018 was $17.6 million of net cash provided by the sale of investments in unconsolidated CLOs.

Financing Cash Flow

Cash flows from financing activities consist primarily of the issuance of common and preferred stock, return of capital through repurchases of common shares, dividends, withholding obligations for the net share settlement of employee share transactions, and contributions to noncontrolling interests related to our consolidated investment products. Net cash provided by financing activities increased $60.5 million to $145.9 million for the six months ended June 30, 2019 as compared to net cash provided by financing activities of $85.4 million for the six months ended June 30, 2018. The primary reason for the increase was due to the net proceeds of $205.1 million from the issuance of notes payable by consolidated investment products in the current year period, an increase of $89.7 million versus the prior year period. This increase was partially offset by an increase of $23.5 million in repayments on debt and $15.0 million of payments for the repurchase of outstanding common stock.

Credit Agreement

The Company's credit agreement, as amended (the "Credit Agreement"), comprises (1) $365.0 million of seven-year term debt ("Term Loan") expiring in June 2024 and (2) a $100.0 million five-year revolving credit facility ("Credit Facility") expiring in June 2022. At June 30, 2019, $315.7 million was outstanding under the Term Loan, and the Company had no outstanding borrowings under its Credit Facility. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented on the consolidated balance sheet net of related debt issuance costs which were $9.6 million as of June 30, 2019.

Contractual Obligations

Our contractual obligations are summarized in our 2018 Annual Report on Form 10-K. As of June 30, 2019, there have been no material changes outside of the ordinary course of business in our contractual obligations since December 31, 2018.

Critical Accounting Policies and Estimates

Our financial statements and the accompanying notes are prepared in accordance with generally accepted accounting principles generally accepted in the United States of America, which require the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our 2018 Annual Report on Form 10-K. There were no material changes in our critical accounting policies in the three months ended June 30, 2019.

Recently Issued Accounting Pronouncements
For a discussion of accounting standards, see Note 2 within our condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is primarily exposed to market risk associated with unfavorable movements in interest rates and securities prices. During the three and six months ended June 30, 2019, there were no material changes to the information contained in Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management's evaluation of disclosure controls and procedures, management is excluding an assessment of the internal controls of SGA, which was acquired by the Company on July 1, 2018, from its evaluation of the effectiveness of the Company's disclosure controls and procedures. SGA represented approximately 6.2% of the Company's consolidated total assets and 6.5% of the Company's consolidated total revenues as of and for the quarter ended June 30, 2019.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

As of June 30, 2019, 4,180,045 shares of our common stock had been authorized to be repurchased under the share repurchase program approved by our Board of Directors, and 409,132 shares remained available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

The following table sets forth information regarding our share repurchases in each month during the quarter ended June 30, 2019:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
April 1-30, 2019	—	$—	—	476,841
May 1-31, 2019	39,338	$114.77	39,338	437,503
June 1-30, 2019	28,371	$105.15	28,371	409,132
Total	67,709		67,709

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

Item 6.        Exhibits

Exhibit Number	Description

10.1	Amended and Restated Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed May 16, 2019).

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following information formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2019 and 2018, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018 and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 6, 2019

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)