Form 10-Q
period 2019-09-30
VIRTUS INVESTMENT PARTNERS, INC.
filed 2019-11-06
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock was 6,878,020 as of October 24, 2019.

VIRTUS INVESTMENT PARTNERS, INC.

"We," "us," "our," "the Company," and "Virtus" as used in this Quarterly Report on Form 10-Q, refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
Virtus Investment Partners, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2019	December 31, 2018
($ in thousands, except share data)
Assets:
Cash and cash equivalents	$195,870	$201,705
Investments	44,583	79,558
Accounts receivable, net	74,173	70,047
Assets of consolidated investment products ("CIP")
Cash and cash equivalents of CIP	77,562	52,015
Cash pledged or on deposit of CIP	5,600	936
Investments of CIP	2,018,923	1,749,568
Other assets of CIP	16,822	31,057
Furniture, equipment and leasehold improvements, net	19,494	20,154
Intangible assets, net	317,924	338,812
Goodwill	290,366	290,366
Deferred taxes, net	18,475	22,116
Other assets	33,339	14,201
Total assets	$3,113,131	$2,870,535
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$78,073	$93,339
Accounts payable and accrued liabilities	23,310	27,926
Dividends payable	8,744	7,762
Debt	291,995	329,184
Other liabilities	36,487	20,010
Liabilities of CIP
Notes payable of CIP	1,821,243	1,620,260
Securities purchased payable and other liabilities of CIP	84,053	70,706
Total liabilities	2,343,905	2,169,187
Commitments and Contingencies (Note 15)
Redeemable noncontrolling interests	91,610	57,481
Equity:
Equity attributable to stockholders:
Series D mandatory convertible preferred stock, $0.01 par value, 1,150,000 shares authorized, issued and outstanding at September 30, 2019 and December 31, 2018	110,843	110,843
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 10,719,458 shares issued and 6,877,596 shares outstanding at September 30, 2019 and 10,552,624 shares issued and 6,997,382 shares outstanding at December 31, 2018, respectively	107	106
Additional paid-in capital	1,202,130	1,209,805
Retained earnings (accumulated deficit)	(238,108)	(310,865)
Accumulated other comprehensive income (loss)	(19)	(731)
Treasury stock, at cost, 3,841,862 and 3,555,242 shares at September 30, 2019 and December 31, 2018, respectively	(409,249)	(379,249)
Total equity attributable to stockholders	665,704	629,909
Noncontrolling interests of CIP	11,912	13,958
Total equity	677,616	643,867
Total liabilities and equity	$3,113,131	$2,870,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
($ in thousands, except per share data)
Revenues
Investment management fees	$120,023	$121,713	$340,532	$325,357
Distribution and service fees	10,442	13,730	31,122	39,886
Administration and shareholder service fees	15,280	16,567	44,747	48,272
Other income and fees	210	200	761	655
Total revenues	145,955	152,210	417,162	414,170
Operating Expenses
Employment expenses	61,282	63,269	180,256	178,833
Distribution and other asset-based expenses	20,927	25,386	62,013	71,398
Other operating expenses	18,228	20,350	56,125	56,340
Operating expenses of consolidated investment products ("CIP")	376	529	3,395	2,823
Restructuring and severance	523	—	2,019	—
Depreciation and other amortization	1,245	1,189	3,729	3,304
Amortization expense	7,587	7,541	22,711	17,601
Total operating expenses	110,168	118,264	330,248	330,299
Operating Income (Loss)	35,787	33,946	86,914	83,871
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	2	(374)	5,474	1,024
Realized and unrealized gain (loss) of CIP, net	(5,344)	(4,735)	2,455	(4,255)
Other income (expense), net	746	549	1,892	2,323
Total other income (expense), net	(4,596)	(4,560)	9,821	(908)
Interest Income (Expense)
Interest expense	(4,889)	(5,155)	(15,205)	(13,482)
Interest and dividend income	863	716	3,017	3,255
Interest and dividend income of investments of CIP	30,290	26,596	87,060	71,678
Interest expense of CIP	(21,252)	(16,959)	(72,030)	(46,786)
Total interest income (expense), net	5,012	5,198	2,842	14,665
Income (Loss) Before Income Taxes	36,203	34,584	99,577	97,628
Income tax expense (benefit)	10,844	6,653	23,851	22,641
Net Income (Loss)	25,359	27,931	75,726	74,987
Noncontrolling interests	(1,274)	(933)	(2,969)	(1,619)
Net Income (Loss) Attributable to Stockholders	24,085	26,998	72,757	73,368
Preferred stockholder dividends	(2,085)	(2,085)	(6,253)	(6,253)
Net Income (Loss) Attributable to Common Stockholders	$22,000	$24,913	$66,504	$67,115
Earnings (Loss) per Share—Basic	$3.17	$3.47	$9.51	$9.33
Earnings (Loss) per Share—Diluted	$2.95	$3.19	$8.86	$8.67
Cash Dividends Declared per Preferred Share	$1.81	$1.81	$5.44	$5.44
Cash Dividends Declared per Common Share	$0.67	$0.55	$1.77	$1.45
Weighted Average Shares Outstanding—Basic (in thousands)	6,947	7,175	6,990	7,195
Weighted Average Shares Outstanding—Diluted (in thousands)	8,157	8,456	8,215	8,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
($ in thousands)
Net Income (Loss)	$25,359	$27,931	$75,726	$74,987
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $4 and $2 for the three months ended September 30, 2019 and 2018, respectively, and $5 and $4 for the nine months ended September 30, 2019 and 2018, respectively	(12)	(2)	(14)	(10)
Unrealized gain (loss) on available-for-sale securities, net of tax of ($9) and $68 for the three and nine months ended September 30, 2018, respectively	—	24	—	(168)
Other comprehensive income (loss)	(12)	22	(14)	(178)
Comprehensive income (loss)	25,347	27,953	75,712	74,809
Comprehensive (income) loss attributable to noncontrolling interests	(1,274)	(933)	(2,969)	(1,619)
Comprehensive Income (Loss) Attributable to Stockholders	$24,073	$27,020	$72,743	$73,190
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
($ in thousands)
Cash Flows from Operating Activities:
Net income (loss)	$75,726	$74,987
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense, intangible asset and other amortization	29,766	23,147
Stock-based compensation	16,384	16,914
Amortization of deferred commissions	2,413	2,734
Payments of deferred commissions	(1,522)	(3,839)
Equity in earnings of equity method investments	(2,001)	(2,358)
Realized and unrealized (gains) losses on investments, net	(4,636)	(752)
Distributions received from equity method investments	828	4,032
Sales (purchases) of investments, net	8,784	5,571
Deferred taxes, net	3,392	9,710
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	(3,057)	10,368
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	(24,211)	(39,560)
Operating activities of consolidated investment products ("CIP"):
Realized and unrealized (gains) losses on investments of CIP, net	(3,063)	2,108
Purchases of investments by CIP	(805,599)	(857,999)
Sales of investments by CIP	588,678	655,335
Net purchases (sales) of short term investments by CIP	2,294	111
Sales (purchases) of securities sold short by CIP, net	1,241	—
Change in other assets of CIP	(184)	(609)
Change in liabilities of CIP	7,247	(1,589)
Amortization of discount on notes payable of CIP	4,505	—
Net cash provided by (used in) operating activities	(103,015)	(101,689)
Cash Flows from Investing Activities:
Capital expenditures and other asset purchases	(6,961)	(2,516)
Change in cash and cash equivalents of CIP due to consolidation (deconsolidation), net	18,408	—
Acquisition of businesses (cash paid of $129.5 million, less cash acquired of $2.5 million in 2018)	—	(126,995)
Sale of available-for-sale securities	2,023	37,785
Purchases of available-for-sale securities	—	(20,188)
Net cash provided by (used in) investing activities	13,470	(111,914)
Cash Flows from Financing Activities:
Issuance of debt	—	105,000
Repayments on debt	(39,839)	(12,863)
Payment of deferred financing costs	—	(3,810)
Common stock dividends paid	(12,244)	(10,093)
Preferred stock dividends paid	(6,253)	(6,253)
Repurchases of common shares	(30,000)	(12,501)
Stock options exercised	648	719
Taxes paid related to net share settlement of restricted stock units	(6,601)	(6,517)
Net subscriptions received from (redemptions/distributions paid to) noncontrolling interests	7,630	(2,159)
Financing activities of CIP:
Payments on borrowings by CIP	(195,697)	(669,500)
Borrowings by CIP	396,277	817,474
Net cash provided by (used in) financing activities	113,921	199,497
Net increase (decrease) in cash, cash equivalents and restricted cash	24,376	(14,106)
Cash, cash equivalents and restricted cash, beginning of period	254,656	234,282
Cash, Cash Equivalents and Restricted Cash, End of Period	$279,032	$220,176
Non-Cash Investing Activities:
Change in accrual for capital expenditures	$(1,784)	$1,906
Non-Cash Financing Activities:
Increase (decrease) to noncontrolling interest due to consolidation (deconsolidation) of CIP, net	$22,046	$—
Common stock dividends payable	$4,608	$3,930
Preferred stock dividends payable	$2,085	$2,085

	September 30, 2019	December 31, 2018
($ in thousands)
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$195,870	$201,705
Cash of CIP	77,562	52,015
Cash pledged or on deposit of CIP	5,600	936
Cash, cash equivalents and restricted cash at end of period	$279,032	$254,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Permanent Equity												Temporary Equity
	Common Stock		Preferred Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Stockholders	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
($ in thousands, except per share data)	Shares	Par Value	Shares	Amount				Shares	Amount
Balances at June 30, 2018	7,166,139	$105	1,150,000	$110,843	$1,213,341	$(340,024)	$(622)	3,356,911	$(359,248)	$624,395	$15,971	$640,366	$3,420
Acquisition of business	—	—	—	—	—	—	—	—	—	—	—	—	55,500
Net income (loss)	—	—	—	—	—	26,998	—	—	—	26,998	110	27,108	823
Net unrealized gain (loss) on securities available-for-sale	—	—	—	—	—	—	24	—	—	24	—	24	—
Foreign currency translation adjustments	—	—	—	—	—	—	(2)	—	—	(2)	—	(2)	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	—	—	(574)	(574)	505
Cash dividends declared ($1.81 per preferred share)	—	—	—	—	(2,085)	—	—	—	—	(2,085)	—	(2,085)	—
Cash dividends declared ($0.55 per common share)	—	—	—	—	(4,222)	—	—	—	—	(4,222)	—	(4,222)	—
Repurchases of common shares	(38,184)	—	—	—	—	—	—	38,184	(5,001)	(5,001)	—	(5,001)	—
Issuance of common shares related to employee stock transactions	18,647	—	—	—	66	—	—	—	—	66	—	66	—
Taxes paid on stock-based compensation	—	—	—	—	(1,279)	—	—	—	—	(1,279)	—	(1,279)	—
Stock-based compensation	—	—	—	—	4,824	—	—	—	—	4,824	—	4,824	—
Balances at September 30, 2018	7,146,602	$105	1,150,000	$110,843	$1,210,645	$(313,026)	$(600)	3,395,095	$(364,249)	$643,718	$15,507	$659,225	$60,248
Balances at June 30, 2019	6,944,892	$107	1,150,000	$110,843	$1,204,033	$(262,193)	$(7)	3,770,913	$(401,748)	$651,035	$12,637	$663,672	$60,502
Net income (loss)	—	—	—	—	—	24,085	—	—	—	24,085	(68)	24,017	1,342
Foreign currency translation adjustments	—	—	—	—	—	—	(12)	—	—	(12)	—	(12)	—
Net subscriptions (redemptions) and other	—	—	—	—	548	—	—	—	—	548	(657)	(109)	29,766
Cash dividends declared ($1.81 per preferred share)	—	—	—	—	(2,085)	—	—	—	—	(2,085)	—	(2,085)	—
Cash dividends declared ($0.67 per common share)	—	—	—	—	(4,972)	—	—	—	—	(4,972)	—	(4,972)	—
Repurchases of common shares	(70,949)	—	—	—	—	—	—	70,949	(7,501)	(7,501)	—	(7,501)	—
Issuance of common shares related to employee stock transactions	3,653	—	—	—	5	—	—	—	—	5	—	5	—
Taxes paid on stock-based compensation	—	—	—	—	(93)	—	—	—	—	(93)	—	(93)	—
Stock-based compensation	—	—	—	—	4,694	—	—	—	—	4,694	—	4,694	—
Balances at September 30, 2019	6,877,596	$107	1,150,000	$110,843	$1,202,130	$(238,108)	$(19)	3,841,862	$(409,249)	$665,704	$11,912	$677,616	$91,610

	Permanent Equity												Temporary Equity
	Common Stock		Preferred Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Stockholders	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
($ in thousands, except per share data)	Shares	Par Value	Shares	Amount				Shares	Amount
Balances at December 31, 2017	7,159,645	$105	1,150,000	$110,843	$1,216,173	$(386,216)	$(600)	3,296,289	$(351,748)	$588,557	$16,667	$605,224	$4,178
Adjustment for adoption of ASU 2016-01	—	—	—	—	—	(178)	178	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	73,368	—	—	—	73,368	876	74,244	743
Net unrealized gain (loss) on securities available-for-sale	—	—	—	—	—	—	(168)	—	—	(168)	—	(168)	—
Foreign currency translation adjustments	—	—	—	—	—	—	(10)	—	—	(10)	—	(10)	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	—	—	(2,036)	(2,036)	(173)
Acquisition of businesses	—	—	—	—	—	—	—	—	—	—	—	—	55,500
Cash dividends declared ($5.44 per preferred share)	—	—	—	—	(6,253)	—	—	—	—	(6,253)	—	(6,253)	—
Cash dividends declared ($1.45 per common share)	—	—	—	—	(11,099)	—	—	—	—	(11,099)	—	(11,099)	—
Repurchases of common shares	(98,806)	—	—	—	—	—	—	98,806	(12,501)	(12,501)	—	(12,501)	—
Issuance of common shares related to employee stock transactions	85,763	—	—	—	1,444	—	—	—	—	1,444	—	1,444	—
Taxes paid on stock-based compensation	—	—	—	—	(6,517)	—	—	—	—	(6,517)	—	(6,517)	—
Stock-based compensation	—	—	—	—	16,897	—	—	—	—	16,897	—	16,897	—
Balances at September 30, 2018	7,146,602	$105	1,150,000	$110,843	$1,210,645	$(313,026)	$(600)	3,395,095	$(364,249)	$643,718	$15,507	$659,225	$60,248
Balances at December 31, 2018	6,997,382	$106	1,150,000	$110,843	$1,209,805	$(310,865)	$(731)	3,555,242	$(379,249)	$629,909	$13,958	$643,867	$57,481
Net income (loss)	—	—	—	—	—	72,757	—	—	—	72,757	(297)	72,460	3,266
Foreign currency translation adjustments	—	—	—	—	—	—	(14)	—	—	(14)	—	(14)	—
Net subscriptions (redemptions) and other	—	—	—	—	838	—	—	—	—	838	(1,749)	(911)	30,863
Reclassification from other comprehensive (income) loss	—	—	—	—	—	—	726	—	—	726	—	726	—
Cash dividends declared ($5.44 per preferred share)	—	—	—	—	(6,253)	—	—	—	—	(6,253)	—	(6,253)	—
Cash dividends declared ($1.77 per common share)	—	—	—	—	(13,228)	—	—	—	—	(13,228)	—	(13,228)	—
Repurchases of common shares	(286,620)	—	—	—	—	—	—	286,620	(30,000)	(30,000)	—	(30,000)	—
Issuance of common shares related to employee stock transactions	166,834	1	—	—	1,429	—	—	—	—	1,430	—	1,430	—
Taxes paid on stock-based compensation	—	—	—	—	(6,601)	—	—	—	—	(6,601)	—	(6,601)	—
Stock-based compensation	—	—	—	—	16,140	—	—	—	—	16,140	—	16,140	—
Balances at September 30, 2019	6,877,596	$107	1,150,000	$110,843	$1,202,130	$(238,108)	$(19)	3,841,862	$(409,249)	$665,704	$11,912	$677,616	$91,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Business

Virtus Investment Partners, Inc. (the "Company," "we," "us," "our" or "Virtus"), a Delaware corporation, operates in the investment management industry through its subsidiaries.

The Company provides investment management and related services to individuals and institutions. The Company’s retail investment management services are provided to individuals through products consisting of U.S. 1940 Act mutual funds and Undertaking for Collective Investment in Transferable Securities ("UCITS" or "offshore funds" and collectively, with U.S. 1940 Act mutual funds, "open-end funds"), exchange traded funds ("ETFs"), closed-end funds (collectively, with open-end funds and ETFs, "funds") and retail separate accounts. Institutional investment management services are provided to corporations, multi-employer retirement funds, employee retirement systems, foundations and endowments. The Company also provides subadvisory services to other investment advisers and serves as the collateral manager for structured products.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the "SEC"). The Company’s significant accounting policies, which have been consistently applied, are summarized in its 2018 Annual Report on Form 10-K.

New Accounting Standards Implemented

In July 2018, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2018-09, Codification Improvements. This standard, which does not prescribe any new accounting guidance, clarifies several different FASB Accounting Standards Codification ("ASC") areas based on comments and suggestions made by various stakeholders. On January 1, 2019, the Company adopted this standard. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), with several amendments (collectively, "ASU 2016-02"). This standard requires a lessee to recognize assets and liabilities on the balance sheet arising from operating leases. For both finance leases and operating leases, the lease liability is initially measured at the present value of the future lease payments. In addition to the lease liability, companies are required to recognize a corresponding right of use ("ROU") asset representing the right to use the underlying leased asset over the lease term. The right of use asset is initially measured as the value of the lease liability, less indirect costs and prepaid lease payments, less lease incentives. ASU 2016-02 allows entities the option to apply its provisions at the effective date without adjusting comparative periods presented. The Company elected this optional transition method along with the package of practical expedients permitted under the standard, which allowed the Company to forgo (a) reassessing whether expired or existing non-lease contracts that commenced before January 1, 2019 contained an embedded lease, (b) reevaluating the accounting classification of our existing operating leases, and (c)

determining whether initial direct costs related to existing leases should be capitalized. The Company also elected to combine lease and non-lease components in calculating the lease liability and ROU asset for operating leases. On January 1, 2019, the Company adopted this standard, which resulted in the recording of a ROU asset of $20.5 million and lease liability of $28.6 million representing a non-cash activity in the Company's Condensed Consolidated Statements of Cash Flows. See Note 8 for further discussion.

New Accounting Standards Not Yet Implemented

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) ("ASU 2018-15"). This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, including an internal-use software license. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect that the adoption of this standard will have a material impact on the Company's condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). This standard modifies the disclosure requirements on fair value measurements and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company does not expect that the adoption of this standard will have a material impact on the Company's condensed consolidated financial statements.

3. Revenues

The Company's revenues are recognized when a performance obligation is satisfied, which occurs when control of the services is transferred to customers. Investment management fees, distribution and service fees, and administration and shareholder service fees are generally calculated as a percentage of average net assets of the investment portfolios managed. The net asset values from which investment management, distribution and service, and administration and shareholder service fees are calculated are variable in nature and subject to factors outside of the Company's control such as deposits, withdrawals and market performance. Because of this, these fees are considered constrained until the end of the contractual measurement period (monthly or quarterly), which is when asset values are generally determinable.

Revenue Disaggregated by Source

The following table summarizes revenue by source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
($ in thousands)
Investment management fees
Open-end funds	$59,060	$62,466	$169,326	$174,032
Closed-end funds	10,846	10,614	31,485	31,161
Retail separate accounts	22,092	19,532	60,761	53,152
Institutional accounts	25,180	24,614	71,013	56,210
Structured products	1,725	3,602	4,957	7,996
Other products	1,120	885	2,990	2,806
Total investment management fees	120,023	121,713	340,532	325,357
Distribution and service fees	10,442	13,730	31,122	39,886
Administration and shareholder service fees	15,280	16,567	44,747	48,272
Other income and fees	210	200	761	655
Total revenues	$145,955	$152,210	$417,162	$414,170

4. Business Combinations

Sustainable Growth Advisers, LP
On July 1, 2018, the Company completed the acquisition of 70% of the outstanding limited partnership interests of Sustainable Growth Advisers, LP ("SGA") and 100% of the membership interests in its general partner, SGIA, LLC (the "SGA Acquisition"). SGA is an investment manager specializing in U.S. and global growth equity portfolios. The total purchase price of the SGA Acquisition was $129.5 million. The Company accounted for the acquisition in accordance with ASC 805, Business Combinations. The purchase price was allocated to the assets acquired, liabilities assumed and redeemable noncontrolling interests based upon their estimated fair values at the date of the SGA Acquisition. Goodwill of $120.2 million and other intangible assets of $62.0 million were recorded as a result of the SGA Acquisition. The Company expects $127.5 million of this amount to be tax deductible over 15 years. The Company completed its final assessment of the fair value of purchased receivables and acquired contracts as of June 30, 2019, with no incremental measurement period adjustments recorded.
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

The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and assume that the SGA Acquisition occurred on January 1, 2017. The unaudited pro forma information also reflects adjustments for transaction and integration expenses as if the SGA Acquisition occurred on January 1, 2017. This unaudited information should not be relied upon as indicative of historical results that would have been obtained if the SGA Acquisition had occurred on that date, nor of the results that may be obtained in the future.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
($ in thousands)
Total Revenues	$152,210	$431,400
Net Income (Loss) Attributable to Common Stockholders	$26,201	$69,284

5. Intangible Assets, Net

Intangible assets, net are summarized as follows:

	September 30, 2019	December 31, 2018
($ in thousands)
Definite-lived intangible assets:
Investment contracts and other	$489,570	$487,747
Accumulated amortization	(215,162)	(192,451)
Definite-lived intangible assets, net	274,408	295,296
Indefinite-lived intangible assets	43,516	43,516
Total intangible assets, net	$317,924	$338,812

Activity in intangible assets, net is as follows:

	Nine Months Ended September 30,
	2019	2018
($ in thousands)
Intangible assets, net
Balance, beginning of period	$338,812	$301,954
Additions	1,823	62,000
Amortization	(22,711)	(17,601)
Balance, end of period	$317,924	$346,353

Estimated amortization expense of intangible assets for the remainder of fiscal year 2019 and succeeding fiscal years is as follows:

Fiscal Year	Amount ($ in thousands)
Remainder of 2019	$7,533
2020	30,127
2021	30,116
2022	29,992
2023	29,330
2024 and thereafter	147,310
$274,408

6. Investments
Investments consist primarily of investments in the Company's sponsored products. The Company's investments, excluding the assets of consolidated investment products ("CIP") discussed in Note 17, at September 30, 2019 and December 31, 2018, were as follows:

	September 30, 2019	December 31, 2018
($ in thousands)
Investment securities - fair value	$23,651	$59,271
Investment securities - available for sale	—	2,023
Equity method investments	11,562	10,573
Nonqualified retirement plan assets	8,039	6,716
Other investments	1,331	975
Total investments	$44,583	$79,558

Investment Securities - fair value
Investment securities - fair value consist of investments in the Company's sponsored funds, separately managed accounts and trading debt securities. The composition of the Company’s investment securities - fair value is summarized as follows:

	September 30, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
($ in thousands)
Investment Securities - fair value
Sponsored funds	$10,991	$12,366	$43,507	$40,191
Equity securities	9,982	11,257	16,380	16,981
Debt securities	44	28	3,816	2,099
Total Investment Securities - fair value	$21,017	$23,651	$63,703	$59,271

For the three and nine months ended September 30, 2019, the Company recognized realized gains of $1.0 million and $0.4 million, respectively, on the sale of its investment securities - fair value. For the three and nine months ended September 30, 2018, the Company recognized realized gains of $0.6 million and $1.9 million, respectively, on investment securities - fair value.

Investments Securities - available for sale
Investment securities - available for sale primarily consist of investments in collateralized loan obligations ("CLOs") for which the Company provides investment management services and does not consolidate. The Company had no investment securities - available for sale as of September 30, 2019. The composition of the Company’s investment securities - available for sale as of December 31, 2018 is summarized as follows:

	December 31, 2018
	Cost	Unrealized Loss	Unrealized Gain	Fair Value
($ in thousands)
Investment Securities - available for sale
Investments in CLOs	$3,696	$(1,673)	$—	$2,023

7. Fair Value Measurements
The Company’s assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of CIP discussed in Note 17, as of September 30, 2019 and December 31, 2018 by fair value hierarchy level were as follows:
September 30, 2019

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$159,967	$—	$—	$159,967
Investment securities - fair value
Sponsored funds	12,366	—	—	12,366
Equity securities	11,257	—	—	11,257
Debt securities	—	28	—	28
Nonqualified retirement plan assets	8,039	—	—	8,039
Total assets measured at fair value	$191,629	$28	$—	$191,657

December 31, 2018

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$158,596	$—	$—	$158,596
Investment securities - fair value
Sponsored funds	40,191	—	—	40,191
Equity securities	16,981	—	—	16,981
Debt securities	—	—	2,099	2,099
Investment securities - available for sale	—	—	2,023	2,023
Nonqualified retirement plan assets	6,716	—	—	6,716
Total assets measured at fair value	$222,484	$—	$4,122	$226,606

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

Equity securities represent securities traded on active markets and are valued at the official closing price (typically the last sale or bid) on the exchange on which the securities are primarily traded and are categorized as Level 1.

Debt securities and Investments - available for sale primarily represent investments in CLOs for which the Company provides investment management services. The investments in CLOs are measured at fair value based on independent third-party valuations and are categorized as Level 2 and Level 3. The independent third-party valuations are based on discounted cash flow models and comparable trade data.

Nonqualified retirement plan assets represent mutual funds within a nonqualified retirement plan whose fair value is determined based on their published net asset value and are categorized as Level 1.

Cash, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments.

The following table is a reconciliation of assets for Level 3 investments for which significant unobservable inputs were used to determine fair value.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Level 3 Investments (1)
Balance at beginning of period	$—	$5,744	$4,122	$4,439
Purchases (sales), net	—	—	(4,185)	1,326
Change in realized and unrealized gain (loss), net	—	(701)	63	(722)
Balance at end of period	$—	$5,043	$—	$5,043

(1)	The investments that are categorized as Level 3 were valued utilizing third-party pricing information without adjustment.

8. Leases
The Company recognizes a lease liability and a corresponding ROU asset on the commencement date of any lease arrangement. The lease liability is initially measured at the present value of the future minimum lease payments over the lease term using the rate implicit in the arrangement or, if not available, the Company's incremental borrowing rate. A ROU asset is measured initially at the value of the lease liability, excluding any lease incentives and initial direct costs incurred. All of the Company's leases qualify as operating leases and consist primarily of real estate leases for its office locations, which have remaining initial lease terms ranging from 0.8 to 10.6 years and a weighted average remaining lease term of 7.1 years. The Company has options to renew some of its leases for periods ranging from 3.0 to 15.0 years, depending on the lease. None of the Company's renewal options were considered reasonably assured of being exercised, and, therefore, were excluded from the initial lease term used to determine the Company's ROU asset and lease liability. The Company's ROU asset, recorded in other assets, and lease liability, recorded in other liabilities, at September 30, 2019 was $17.6 million and $26.0 million, respectively. The weighted average discount rate used to measure the Company's lease liability was 4.91% at September 30, 2019.
Lease expense is recognized on a straight-line basis over the lease term and is recorded within other operating expenses. Lease expense totaled $1.3 million and $1.8 million for the three months ended September 30, 2019 and 2018, respectively, and $3.9 million and $5.2 million for the nine months ended September 30, 2019 and 2018, respectively. Cash payments relating to operating leases during the nine months ended September 30, 2019 were $3.7 million.
Lease liability maturities as of September 30, 2019 were as follows:

($ in thousands)	Amount
Remainder of 2019	$1,628
2020	5,703
2021	4,707
2022	3,664
2023	3,339
Thereafter	12,202
Total lease payments	31,243
Less: Imputed interest	5,207
Present value of lease liabilities	$26,036

Minimum aggregate rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year recorded in accordance with ASC 840 as of December 31, 2018 were as follows: $6.1 million in 2019; $6.5 million in 2020; $5.1 million in 2021; $3.9 million in 2022; $3.5 million in 2023; and $12.9 million thereafter.

9. Equity Transactions

On August 14, 2019, the Company declared a quarterly cash dividend of $0.67 per common share to be paid on November 15, 2019 to shareholders of record at the close of business on October 31, 2019. The Company also declared a quarterly cash dividend of $1.8125 per share on the Company's 7.25% mandatory convertible preferred stock ("MCPS") to be paid on November 1, 2019 to shareholders of record at the close of business on October 15, 2019. As of September 30, 2019, unless converted earlier, each share of MCPS will convert automatically on February 1, 2020, the mandatory conversion date, into between 0.7605 and 0.9126 shares of common stock (a conversion price range between $131.49 to $109.58 per share, respectively), subject to customary anti-dilution adjustments.

During the three and nine months ended September 30, 2019, the Company repurchased 70,949 and 286,620 common shares, respectively, at weighted average prices of $105.68 and $104.63 per share, respectively, for a total cost, including fees and expenses, of $7.5 million and $30.0 million, respectively, under its share repurchase program. As of September 30, 2019, 338,183 shares remained available for repurchase. Under the terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

10. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2019 and 2018 were as follows:

	Unrealized Net Gains and (Losses) on Securities Available-for-Sale	Foreign Currency Translation Adjustments
($ in thousands)
Balance at December 31, 2018	$(726)	$(5)
Foreign currency translation adjustments, net of tax of $5	—	(14)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of ($254)	726	—
Net current-period other comprehensive income (loss)	726	(14)
Balance at September 30, 2019	$—	$(19)

	Unrealized Net Gains and (Losses) on Securities Available-for-Sale	Foreign Currency Translation Adjustments
($ in thousands)
Balance at December 31, 2017	$(612)	$12
Unrealized net gain (loss) on securities available-for-sale, net of tax of $68	(168)	—
Foreign currency translation adjustments, net of tax of $4	—	(10)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of ($61) (1)	178	—
Net current-period other comprehensive income (loss)	10	(10)
Balance at September 30, 2018	$(602)	$2

(1)      On January 1, 2018, the Company adopted amendments to ASC 825 pursuant to ASU 2016-01. This standard requires all equity investments (other than those accounted for under the equity method) to be measured at fair value with changes in the fair value recognized through net income.

11. Stock-Based Compensation

Officers, employees, consultants and directors of the Company may be granted equity based awards, including registered stock units ("RSUs"), performance stock units ("PSUs"), stock options and unrestricted shares of common stock pursuant to the Company's Omnibus Incentive and Equity Plan (the "Plan"). At September 30, 2019, 552,128 shares of common stock remained available for issuance of the 2,820,000 shares that are authorized for issuance under the Plan.

Stock-based compensation expense is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
($ in thousands)
Stock-based compensation expense	$5,000	$4,841	$16,384	$16,914

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

RSU activity for the nine months ended September 30, 2019 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	552,238	$111.49
Granted	181,367	$108.42
Forfeited	(22,724)	$94.37
Settled	(158,916)	$96.33
Outstanding at September 30, 2019	551,965	$115.55

For the nine months ended September 30, 2019 and 2018, a total of 58,487 and 40,384 RSUs, respectively, were withheld by the Company as a result of net share settlements to settle minimum employee tax withholding obligations. The Company paid $5.9 million and $6.5 million for the nine months ended September 30, 2019 and 2018, respectively, in minimum employee tax withholding obligations related to RSUs withheld. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have been otherwise issued as a result of the vesting.
During the nine months ended September 30, 2019, the Company granted 52,960 PSUs included in the table above which contain performance-based metrics in addition to a service condition. Compensation expense for PSUs is generally recognized over a three-year service period based upon the value determined using a combination of (a) the intrinsic value method, for awards that contain a performance metric that represents a "performance condition" in accordance with ASC 718, and (b) the Monte Carlo simulation valuation model for awards that contain a "market condition" performance metric under ASC 718. Compensation expense for PSU awards that contain a market condition is fixed at the date of grant and will not be adjusted in future periods based upon the achievement of the market condition. Compensation expense for PSU awards with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon the final outcome. For the nine months ended September 30, 2019, total stock-based compensation expense for PSUs was $5.5 million.
As of September 30, 2019, unamortized stock-based compensation expense for unvested RSUs and PSUs was $32.4 million, with a weighted-average remaining amortization period of 1.5 years.

Stock Options

Stock options generally cliff vest after three years and have a contractual life of 10 years. Stock options are granted with an exercise price equal to the fair market value of the shares at the date of grant.

Stock option activity for the nine months ended September 30, 2019 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	76,751	$12.86
Exercised	(66,120)	$9.79
Outstanding, vested and exercisable at June 30, 2019	10,631	$31.96

12. Earnings (Loss) Per Share
Basic earnings (loss) per share ("EPS") is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period, excluding dilution for potential common stock issuances. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, including: (a) shares issuable upon the vesting of RSUs and stock option exercises using the treasury stock method; and (b) shares issuable upon the conversion of the MCPS, as determined under the if-converted method. For purposes of calculating diluted EPS, preferred stock dividends have been subtracted from net income (loss) in periods in which utilizing the if-converted method would be anti-dilutive.

The computation of basic and diluted EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
($ in thousands, except per share amounts)
Net Income (Loss)	$25,359	$27,931	$75,726	$74,987
Noncontrolling interests	(1,274)	(933)	(2,969)	(1,619)
Net Income (Loss) Attributable to Stockholders	24,085	26,998	72,757	73,368
Preferred stock dividends	(2,085)	(2,085)	(6,253)	(6,253)
Net Income (Loss) Attributable to Common Stockholders	$22,000	$24,913	$66,504	$67,115
Shares (in thousands):
Basic: Weighted-average number of common shares outstanding	6,947	7,175	6,990	7,195
Plus: Incremental shares from assumed conversion of dilutive instruments	1,210	1,281	1,225	1,268
Diluted: Weighted-average number of common shares outstanding	8,157	8,456	8,215	8,463
Earnings (Loss) per Share—Basic	$3.17	$3.47	$9.51	$9.33
Earnings (Loss) per Share—Diluted	$2.95	$3.19	$8.86	$8.67

The following table details the securities that have been excluded from the above computation of weighted-average number of shares for diluted EPS, because the effect would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(in thousands)
Restricted stock units	32	22	29	16
Total anti-dilutive securities	32	22	29	16

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

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 24.0% and 23.2% for the nine months ended September 30, 2019 and 2018, respectively. The increase in the estimated effective tax rate for the nine months ended September 30, 2019 was primarily due to the increase in the valuation allowance associated with various investments the Company holds.

14. Debt

Credit Agreement

The Company's credit agreement, as amended (the "Credit Agreement") comprises (a) $365.0 million of seven-year term debt (the "Term Loan") expiring in June 2024, and (b) a $100.0 million five-year revolving credit facility (the "Credit Facility") expiring in June 2022. During the nine months ended September 30, 2019, the Company made principal loan payments of $39.8 million. At September 30, 2019, $300.7 million was outstanding under the Term Loan, and the Company had no outstanding borrowings under its Credit Facility. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented on the condensed consolidated balance sheet net of related debt issuance costs, which were $8.7 million as of September 30, 2019.

15. Commitments and Contingencies
Legal Matters

The Company is involved from time to time in litigation and arbitration, as well as examinations, inquiries and investigations by various regulatory bodies, including the SEC, involving its compliance with, among other things, securities laws, client investment guidelines, laws governing the activities of broker-dealers and other laws and regulations affecting its products and other activities. Legal and regulatory matters of this nature involve or may involve but are not limited to the Company’s activities as an employer, issuer of securities, investor, investment adviser, broker-dealer or taxpayer. In addition, in the normal course of business, the Company discusses matters with its regulators raised during regulatory examinations or is otherwise subject to their inquiry. These matters could result in censures, fines, penalties or other sanctions.

The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC 450, Contingencies. The disclosures, accruals or estimates, if any, resulting from the foregoing analysis are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Based on information currently available, available insurance coverage, indemnities and established reserves, the Company believes that the outcomes of its legal and regulatory proceedings are not likely, either individually or in the aggregate, to have a material adverse effect on the Company’s results of operations, cash flows or its consolidated financial condition. However, in the event of unexpected subsequent developments and given the inherent unpredictability of these legal and regulatory matters, the Company can provide no assurance that its assessment of any claim, dispute, regulatory examination or investigation or other legal matter will reflect the ultimate outcome, and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.

16. Redeemable Noncontrolling Interests

Redeemable noncontrolling interests represent third-party investor equity in the Company's CIP and minority interests held in a consolidated affiliate. Minority interests held in an affiliate are subject to holder put rights and Company call rights at established multiples of earnings before interest, taxes, depreciation and amortization and, as such, are considered redeemable at other than fair value. They are exercisable at pre-established intervals (between four and seven years from their July 2018 issuance or upon certain conditions such as retirement). The put and call rights are not legally detachable or separately exercisable and are deemed to be embedded in the related noncontrolling interests. The Company, in purchasing affiliate equity, has the option to settle in cash or shares of common stock and is entitled to the cash flow associated with any purchased equity. Minority interests held in an affiliate are generally recorded at estimated redemption value within redeemable noncontrolling interests on the Company's condensed consolidated balance sheets, and changes in estimated redemption value of these interests are recorded in the Company’s condensed consolidated statements of operations within noncontrolling interests. In addition, under certain circumstances, the Company may issue or sell equity interests of the affiliate to employees or partners of the affiliate.

Redeemable noncontrolling interests for the nine months ended September 30, 2019 included the following amounts:

($ in thousands)	CIP	Affiliate Noncontrolling Interests	Total
Balances at December 31, 2018	$2,384	$55,097	$57,481
Net income (loss) attributable to noncontrolling interests	774	2,492	3,266
Net subscriptions (redemptions) and other	35,316	(4,453)	30,863
Balances at September 30, 2019	$38,474	$53,136	$91,610

17. Consolidation

The condensed consolidated financial statements include the accounts of the Company, its subsidiaries as well as investment products that are consolidated. Voting interest entities ("VOEs") are consolidated when the Company is considered to have a controlling financial interest, which is typically present when the Company owns a majority of the voting interest in an entity or otherwise has the power to govern the financial and operating policies of the entity.

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

In the normal course of its business, the Company sponsors various investment products, some of which are consolidated by the Company. CIP include both VOEs, made up primarily of open-end funds in which the Company holds a controlling financial interest, and VIEs, which primarily consist of CLOs of which the Company is considered the primary beneficiary. The consolidation and deconsolidation of these investment products have no impact on net income (loss) attributable to stockholders. The Company’s risk with respect to these investment products is limited to its beneficial interests in these products. The Company has no right to the benefits from, and does not bear the risks associated with, these investment products beyond the Company’s investments in, and fees generated from, these products.

The following table presents the balances of the CIP that, after intercompany eliminations, are reflected in the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018:

	As of
	September 30, 2019			December 31, 2018
		VIEs			VIEs
	VOEs	CLOs	Other	VOEs	CLOs	Other
($ in thousands)
Cash and cash equivalents	$8,717	$74,032	$413	$1,029	$51,363	$559
Investments	79,434	1,908,324	31,165	12,923	1,709,266	27,379
Other assets	2,584	13,684	554	228	30,426	403
Notes payable	—	(1,821,243)	—	—	(1,620,260)	—
Securities purchased payable and other liabilities	(2,658)	(81,018)	(377)	(823)	(69,737)	(146)
Noncontrolling interests	(37,307)	(11,912)	(1,167)	(2,348)	(13,958)	(36)
Net interests in CIP	$50,770	$81,867	$30,588	$11,009	$87,100	$28,159

Consolidated CLOs

The majority of the Company's CIP that are VIEs are CLOs. At September 30, 2019, the Company consolidated five CLOs. The financial information for certain of these CLOs is included in the Company's condensed consolidated financial statements one-month in arrears based upon the availability of financial information. Majority-owned consolidated private funds, whose primary purpose is to invest in CLOs for which the Company serves as the collateral manager, are also included.

Investments of CLOs

The CLOs' investments of $1.9 billion at September 30, 2019 represented bank loan investments, which comprise the majority of the CLOs' portfolio asset collateral and are senior secured corporate loans across a variety of industries. These bank loan investments mature at various dates between 2020 and 2027 and pay interest at LIBOR plus a spread of up to 8.75%. The CLOs may elect to reinvest any prepayments received on bank loan investments between October 2019 and October 2021, depending on the CLO. Generally, subsequent prepayments received after the reinvestment period must be used to pay down the note obligations. At September 30, 2019, the fair value of the senior bank loans exceeded the unpaid principal balance by $56.8 million.

Notes Payable of CLOs

The CLOs have issued notes payable with a total value, at par, of $2.0 billion, consisting of senior secured floating rate notes payable with a par value of $1.8 billion and subordinated notes with a par value of $173.0 million. These note obligations bear interest at variable rates based on LIBOR plus a pre-defined spread. The principal amounts outstanding of these note obligations mature on dates ranging from October 2027 to April 2029.

The Company’s beneficial interests and maximum exposure to loss related to these consolidated CLOs is limited to: (a) ownership in the subordinated notes, and (b) accrued management fees. The secured notes of the consolidated CLOs have contractual recourse only to the related assets of the CLO and are classified as financial liabilities. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative prescribed by ASU 2014-13 results in the net assets of the consolidated CLOs shown above to be equivalent to the beneficial interests retained by the Company at September 30, 2019, as shown in the table below:

As of
September 30, 2019
($ in thousands)
Subordinated notes	$80,315
Accrued investment management fees	1,552
Total Beneficial Interests	$81,867

The following table represents income and expenses of the consolidated CLOs included in the Company’s Condensed Consolidated Statements of Operations for the period indicated:

Nine Months Ended September 30,
($ in thousands)	2019
Income:
Realized and unrealized gain (loss), net	$(2,116)
Interest income	85,346
Total Income	83,230

Expenses:
Other operating expenses	2,960
Interest expense	72,030
Total Expense	74,990
Noncontrolling interests	297
Net Income (loss) attributable to CIP	$8,537

As summarized in the table below, the application of the measurement alternative as prescribed by ASU 2014-13 results in the consolidated net income summarized above to be equivalent to the Company’s own economic interests in the consolidated CLOs, which are eliminated upon consolidation:

Nine Months Ended September 30,
($ in thousands)	2019
Distributions received and unrealized gains (losses) on the subordinated notes held by the Company	$3,345
Investment management fees	5,192
Total Economic Interests	$8,537

Fair Value Measurements of CIP

The assets and liabilities of CIP measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 by fair value hierarchy level were as follows:

As of September 30, 2019

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$74,032	$—	$—	$74,032
Debt investments	21,686	1,934,395	12,610	1,968,691
Equity investments	49,701	39	492	50,232
Derivatives	105	884	—	989
Total Assets Measured at Fair Value	$145,524	$1,935,318	$13,102	$2,093,944
Liabilities
Notes payable	$—	$1,821,243	$—	$1,821,243
Derivatives	133	1,071	—	1,204
Short sales	424	—	—	424
Total Liabilities Measured at Fair Value	$557	$1,822,314	$—	$1,822,871

As of December 31, 2018

	Level 1	Level 2	Level 3	Total
($ in thousands)
Assets
Cash equivalents	$51,363	$—	$—	$51,363
Debt investments	5,306	1,724,714	6,848	1,736,868
Equity investments	12,700	—	—	12,700
Total Assets Measured at Fair Value	$69,369	$1,724,714	$6,848	$1,800,931
Liabilities
Notes payable	$—	$1,620,260	$—	$1,620,260
Short sales	707	—	—	707
Total Liabilities Measured at Fair Value	$707	$1,620,260	$—	$1,620,967

The following is a discussion of the valuation methodologies used for the assets and liabilities of the Company’s CIP measured at fair value:

Cash equivalents represent investments in money market funds. Cash investments in actively traded money market funds are valued using published net asset values and are classified as Level 1.

Debt and equity investments represent the underlying debt, equity and other securities held in CIP. Equity investments are valued at the official closing price on the exchange on which the securities are traded and are generally categorized within Level 1. Level 2 investments represent most debt securities, including bank loans and certain equity securities (including non-U.S. securities), for which closing prices are not readily available or are deemed to not reflect readily available market prices, and are valued using an independent pricing service. Debt investments are valued based on quotations received from independent pricing services or from dealers who make markets in such securities. Bank loan investments, which are included as debt investments, are generally priced at the average mid-point of bid and ask quotations obtained from a third-party pricing service. Fair value may also be based upon valuations obtained from independent third-party brokers or dealers utilizing matrix pricing models that consider information regarding securities with similar characteristics. In certain instances, fair value has been determined utilizing discounted cash flow analyses or single broker non-binding quotes. Depending on the nature of the inputs, these assets are classified as Level 1, 2 or 3 within the fair value measurement hierarchy. Level 3 investments include debt and equity securities that are not widely traded, are illiquid or are priced by dealers based on pricing models used by market makers in the security.

Derivative assets and liabilities represent futures contracts, swaps contracts, option contracts and forward contracts held in CIP. Derivative instruments in an asset position are classified as other assets of CIP in the Condensed Consolidated Balance Sheets. Derivative instruments in a liability position are classified as liabilities of CIP within the Condensed Consolidated Balance Sheets. The change in fair value of such derivatives is recorded in realized and unrealized gain (loss) on investments of CIP, net, in the Condensed Consolidated Statements of Operations. Depending on the nature of the inputs, these derivative assets and liabilities are classified as Level 1, 2 or 3 within the fair value measurement hierarchy. In connection with entering into these derivative contracts, these CIP may be required to pledge an amount of cash equal to the appropriate “initial margin” requirements. The cash pledged or on deposit is recorded in the Condensed Consolidated Balance Sheets of the Company as Cash pledged or on deposit of CIP. The fair value of such derivatives at September 30, 2019 was immaterial.

Notes payable represent notes issued by CLO CIP and are measured using the measurement alternative in ASU 2014-13. Accordingly, the fair value of CLO liabilities is measured as the fair value of CLO assets less the sum of: (a) the fair value of the beneficial interests held by the Company, and (b) the carrying value of any beneficial interests that represent compensation for services.

Short sales are transactions in which a security is sold that is not owned or is owned but there is no intention to deliver, in anticipation that the price of the security will decline. Short sales are recorded in the condensed consolidated balance sheets within other liabilities of CIP and are classified as Level 1 based on the underlying equity security.

The securities purchase payable at September 30, 2019 and December 31, 2018 approximated fair value due to the short-term nature of the instruments.

The following table is a reconciliation of assets of CIP for Level 3 investments for which significant unobservable inputs were used to determine fair value:

	Nine Months Ended September 30,
($ in thousands)	2019	2018
Level 3 Investments of CIP (1)
Balance at beginning of period	$6,848	$34,781
Realized gains (losses), net	(95)	1,993
Change in unrealized gains (losses), net	294	602
Purchases	2,157	7,122
Sales	(5,414)	(13,892)
Transfers to Level 2	(42,232)	(34,119)
Transfers from Level 2	51,544	4,517
Balance at end of period	$13,102	$1,004

(1)
The investments that are categorized as Level 3 were valued utilizing third-party pricing information without adjustment. All transfers are deemed to occur at the end of period. Transfers between Level 2 and Level 3 were due to trading activities at period end.

Nonconsolidated VIEs

The Company serves as the collateral manager for other collateralized loan and collateralized bond obligations (collectively, "CDOs") that are not consolidated. The assets and liabilities of these CDOs reside in bankruptcy remote, special purpose entities in which the Company has no ownership of, nor holds any notes issued by, the CDOs, and provides neither recourse nor guarantees. The Company has determined that the investment management fees it receives for serving as collateral manager for these CDOs did not represent a variable interest since: (a) the fees the Company earns are compensation for services provided and are commensurate with the level of effort required to provide the investment management services; (b) the Company does not hold other interests in the CDOs that individually, or in the aggregate, would absorb more than an insignificant amount of the CDOs' expected losses or receive more than an insignificant amount of the CDOs' expected residual return; and (c) the investment management arrangement only includes terms, conditions and amounts that are customarily present in arrangements for similar services negotiated at arm's length.

The Company has interests in certain other entities that are VIEs that the Company does not consolidate as it is not the primary beneficiary of those entities. The Company is not the primary beneficiary as its interest in these entities does not provide the Company with the power to direct the activities that most significantly impact the entities' economic performance. At September 30, 2019, the carrying value and maximum risk of loss related to the Company's interest in these VIEs was $13.8 million.

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

Our forward-looking statements are based on a series of expectations, assumptions and projections about the Company and the markets in which we operate, are not guarantees of future results or performance and involve substantial risks and uncertainty, including assumptions and projections concerning our assets under management, net asset inflows and outflows, operating cash flows, business plans and ability to borrow, for all future periods. All forward-looking statements contained in this Quarterly Report on Form 10-Q are as of the date of this Quarterly Report on Form 10-Q only.

We can give no assurance that such expectations or forward-looking statements will prove to be correct. Actual results may differ materially. We do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. If there are any future public statements or disclosures by us that modify or affect any of the forward-looking statements contained in or accompanying this Quarterly Report on Form 10-Q, such statements or disclosures will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 Annual Report on Form 10-K, as well as the following risks and uncertainties resulting from: (a) any reduction in our assets under management; (b) withdrawal, renegotiation or termination of investment advisory agreements; (c) damage to our reputation; (d) failure to comply with investment guidelines or other contractual requirements; (e) inability to satisfy financial covenants and payments related to our indebtedness; (f) inability to attract and retain key personnel; (g) challenges from the competition we face in our business; (h) adverse regulatory and legal developments; (i) unfavorable changes in tax laws or limitations; (j) adverse developments related to unaffiliated subadvisers; (k) negative implications of changes in key distribution relationships; (l) interruptions in or failure to provide critical technological service by us or third parties; (m) volatility associated with our common and preferred stock; (n) adverse civil litigation and government investigations or proceedings; (o) risk of loss on our investments; (p) inability to make quarterly common and preferred stock distributions; (q) lack of sufficient capital on satisfactory terms; (r) losses or costs not covered by insurance; (s) impairment of goodwill or intangible assets; (t) inability to achieve expected acquisition-related benefits and other risks and uncertainties. Any occurrence of, or any material adverse change in, one or more risk factors or risks and uncertainties referred to above, in our 2018 Annual Report on Form 10-K and our other periodic reports filed with the Securities and Exchange Commission (the "SEC") could materially and adversely affect our operations, financial results, cash flows, prospects and liquidity.
Certain other factors that may impact our continuing operations, prospects, financial results and liquidity, or that may cause actual results to differ from such forward-looking statements, are discussed or included in the Company’s periodic reports filed with the SEC and are available on our website at www.virtus.com under "Investor Relations." You are urged to carefully consider all such factors.

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

We offer investment strategies for individual and institutional investors in different product structures and through multiple distribution channels. Our investment strategies are available in a diverse range of styles and disciplines, managed by a collection of differentiated investment managers. We have offerings in various asset classes (domestic and international equity, fixed income and alternative), market capitalizations (large, mid and small), styles (growth, core and value) and investment approaches (fundamental, quantitative and thematic). Our retail products include open-end funds and exchange traded funds ("ETFs"), as well as closed-end funds and retail separate accounts. Our institutional products include a variety of equity and fixed income strategies for corporations, multi-employer retirement funds, public employee retirement systems, foundations and endowments. We also provide subadvisory services to other investment advisers and serve as the collateral manager for structured products.

We distribute our open-end funds and ETFs principally through financial intermediaries. We have broad distribution access in the retail market, with distribution partners that include national and regional broker-dealers, independent broker-dealers and registered investment advisers, banks and insurance companies. In many of these firms, we have a number of products that are on preferred "recommended" lists and on fee-based advisory programs. Our sales efforts are supported by regional sales professionals, a national account relationship group and separate teams for ETFs and the retirement and insurance channels. Our retail separate accounts are distributed through financial intermediaries and directly by teams at an affiliated manager.

Our institutional services are marketed through relationships with consultants as well as directly to clients. We target key market segments, including foundations and endowments, corporate, public and private pension plans, and subadvisory relationships.

Financial Highlights

•	Net earnings per diluted share were $2.95 in the third quarter of 2019, as compared to $3.19 in the third quarter of 2018.

•
Total sales were $4.8 billion in the third quarter of 2019, a decrease of $1.5 billion, or 24.0%, from $6.3 billion in the third quarter of 2018. Net flows were $(1.1) billion in the third quarter of 2019 compared to $0.5 billion of positive flows in the third quarter of 2018.

•	Long-term assets under management were $102.8 billion at September 30, 2019, a decrease of $1.1 billion from September 30, 2018.

Assets Under Management

At September 30, 2019, total assets under management were $104.1 billion, representing a decrease of $1.5 billion, or 1.4%, from September 30, 2018, and an increase of $12.0 billion, or 13.1%, from December 31, 2018. The decrease in total assets under management from September 30, 2018 was primarily due to net outflows partially offset by market performance. The increase in total assets under management from December 31, 2018 was primarily due to market performance partially offset by net outflows.

Average long-term assets under management, which represent the majority of our fee-earning asset levels, were $99.3 billion for the nine months ended September 30, 2019, an increase of $6.0 billion, or 6.4%, from $93.3 billion for the nine months ended September 30, 2018. The increase in average long-term assets under management compared to the September 30, 2018 period was primarily due to our July 1, 2018 majority investment in Sustainable Growth Advisers (the "SGA Acquisition") and market performance.

Operating Results

In the third quarter of 2019, total revenues decreased 4.1% to $146.0 million from $152.2 million in the third quarter of 2018, primarily as a result of lower average assets under management related to our open-end funds. Operating income increased $1.8 million to $35.8 million in the third quarter of 2019 compared to $33.9 million in the third quarter of 2018, primarily due to decreased operating expenses, partially offset by decreased revenue.

Assets Under Management by Product

The following table summarizes our assets under management by product:

	As of September 30,		Change
	2019	2018	$	%
($ in millions)
Open-End Funds (1)	$41,189.7	$45,171.8	$(3,982.1)	(8.8)%
Closed-End Funds	6,815.7	6,342.2	473.5	7.5%
Exchange Traded Funds	1,053.9	983.4	70.5	7.2%
Retail Separate Accounts	18,862.7	16,817.5	2,045.2	12.2%
Institutional Accounts	30,951.3	30,960.1	(8.8)	—%
Structured Products	3,972.3	3,647.8	324.5	8.9%
Total Long-Term	102,845.6	103,922.8	(1,077.2)	(1.0)%
Liquidity (2)	1,221.3	1,675.1	(453.8)	(27.1)%
Total	$104,066.9	$105,597.9	$(1,531.0)	(1.4)%
Average Assets Under Management (3)	$101,058.5	$95,073.8	$5,984.7	6.3%
Average Long-Term Assets Under Management (3)	$99,323.4	$93,328.0	$5,995.4	6.4%

(1)	Represents assets under management of U.S. retail funds, offshore funds and variable insurance funds

(2)	Represents assets under management in liquidity strategies, including in certain open-end funds and institutional accounts

(3)	Averages are calculated as follows:
- Funds - average daily or weekly balances
- Retail Separate Accounts - average of prior-quarter ending balances or average of month-end balances
- Institutional Accounts and Structured Products - average of month-end balances

Asset Flows by Product
The following table summarizes asset flows by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Open-End Funds (1)
Beginning balance	$41,223.5	$44,419.3	$37,710.0	$43,077.6
Inflows	2,981.8	3,807.4	8,491.6	11,947.6
Outflows	(3,164.2)	(3,465.1)	(10,245.8)	(10,347.9)
Net flows	(182.4)	342.3	(1,754.2)	1,599.7
Market performance	(69.2)	464.1	5,234.0	704.4
Other (2)	217.8	(53.9)	(0.1)	(209.9)
Ending balance	$41,189.7	$45,171.8	$41,189.7	$45,171.8
Closed-End Funds
Beginning balance	$6,653.1	$6,295.0	$5,956.0	$6,666.2
Inflows	14.0	12.9	34.2	13.4
Outflows	—	—	—	—
Net flows	14.0	12.9	34.2	13.4
Market performance	246.0	124.4	1,090.3	(31.7)
Other (2)	(97.4)	(90.1)	(264.8)	(305.7)
Ending balance	$6,815.7	$6,342.2	$6,815.7	$6,342.2
Exchange Traded Funds
Beginning balance	$1,077.8	$1,029.9	$667.6	$1,039.2
Inflows	93.9	35.0	619.5	261.0
Outflows	(54.2)	(100.4)	(217.4)	(235.3)
Net flows	39.7	(65.4)	402.1	25.7
Market performance	(36.3)	50.1	67.2	37.8
Other (2)	(27.3)	(31.2)	(83.0)	(119.3)
Ending balance	$1,053.9	$983.4	$1,053.9	$983.4
Retail Separate Accounts
Beginning balance	$18,259.5	$14,678.4	$14,998.4	$13,936.8
Inflows	819.3	921.4	2,302.8	2,359.4
Outflows	(434.6)	(563.1)	(1,353.2)	(1,924.9)
Net flows	384.7	358.3	949.6	434.5
Market performance	297.0	608.7	3,069.2	1,269.1
Other (2)	(78.5)	1,172.1	(154.5)	1,177.1
Ending balance	$18,862.7	$16,817.5	$18,862.7	$16,817.5
Institutional Accounts
Beginning balance	$32,056.2	$19,726.6	$27,445.0	$20,815.9
Inflows	850.5	1,484.5	3,542.6	3,332.5
Outflows	(2,215.9)	(1,604.8)	(4,628.7)	(4,720.3)
Net flows	(1,365.4)	(120.3)	(1,086.1)	(1,387.8)
Market performance	526.9	1,184.8	4,822.5	1,498.5
Other (2)	(266.4)	10,169.0	(230.1)	10,033.5
Ending balance	$30,951.3	$30,960.1	$30,951.3	$30,960.1
Structured Products
Beginning balance	$3,983.7	$3,684.4	$3,640.3	$3,298.8
Inflows	—	—	388.8	421.4
Outflows	(16.0)	(34.4)	(52.9)	(54.8)
Net flows	(16.0)	(34.4)	335.9	366.6
Market performance	54.4	39.8	138.4	123.0
Other (2)	(49.8)	(42.0)	(142.3)	(140.6)
Ending balance	$3,972.3	$3,647.8	$3,972.3	$3,647.8

Total Long-Term
Beginning balance	$103,253.8	$89,833.6	$90,417.3	$88,834.5
Inflows	4,759.5	6,261.2	15,379.5	18,335.3
Outflows	(5,884.9)	(5,767.8)	(16,498.0)	(17,283.2)
Net flows	(1,125.4)	493.4	(1,118.5)	1,052.1
Market performance	1,018.8	2,471.9	14,421.6	3,601.1
Other (2)	(301.6)	11,123.9	(874.8)	10,435.1
Ending balance	$102,845.6	$103,922.8	$102,845.6	$103,922.8
Liquidity (3)
Beginning balance	$1,752.7	$1,784.9	$1,612.5	$2,128.7
Other (2)	(531.4)	(109.8)	(391.2)	(453.6)
Ending balance	$1,221.3	$1,675.1	$1,221.3	$1,675.1
Total
Beginning balance	$105,006.5	$91,618.5	$92,029.8	$90,963.2
Inflows	4,759.5	6,261.2	15,379.5	18,335.3
Outflows	(5,884.9)	(5,767.8)	(16,498.0)	(17,283.2)
Net flows	(1,125.4)	493.4	(1,118.5)	1,052.1
Market performance	1,018.8	2,471.9	14,421.6	3,601.1
Other (2)	(833.0)	11,014.1	(1,266.0)	9,981.5
Ending balance	$104,066.9	$105,597.9	$104,066.9	$105,597.9

(1)	Represents assets under management of U.S. retail funds, offshore funds and variable insurance funds

(2)
Represents open-end and closed-end fund distributions net of reinvestments, the net change in assets from liquidity strategies and the effect on net flows from non-sales related activities such as asset acquisitions/(dispositions), seed capital investments/(withdrawals), structured products reset transactions and the use of leverage

(3)	Represents assets under management in liquidity strategies, including in certain open-end funds and institutional accounts

The following table summarizes our assets under management by asset class:

	As of September 30,		Change		% of Total
	2019	2018	$	%	2019	2018
($ in millions)
Asset Class
Equity	$65,544.0	$62,654.4	$2,889.6	4.6%	63.0%	59.3%
Fixed income	31,703.9	36,819.9	(5,116.0)	(13.9)%	30.4%	34.9%
Alternatives (1)	5,597.7	4,448.5	1,149.2	25.8%	5.4%	4.2%
Liquidity (2)	1,221.3	1,675.1	(453.8)	(27.1)%	1.2%	1.6%
Total	$104,066.9	$105,597.9	$(1,531.0)	(1.4)%	100.0%	100.0%

(1)	Consists of real estate securities, mid-stream energy securities and master limited partnerships, options strategies and other

(2)	Represents assets under management in liquidity strategies, including in certain open-end funds and institutional accounts

Average Assets Under Management and Average Basis Points

The following table summarizes the average management fees earned in basis points and average assets under management:

	Three Months Ended September 30,
($ in millions, except average fee earned data which is in basis points)	Average Fees Earned		Average Assets Under Management (2)
	2019	2018	2019	2018
Products
Open-End Funds (1)	56.3	54.3	$41,457.2	$45,137.1
Closed-End Funds	64.7	65.9	6,648.6	6,386.7
Exchange Traded Funds	13.4	13.7	1,048.1	1,035.9
Retail Separate Accounts	47.5	49.2	18,259.5	15,536.7
Institutional Accounts	31.8	31.9	31,462.5	30,583.4
Structured Products	37.3	60.0	3,957.2	3,635.7
All Long-Term Products	46.6	47.4	102,833.1	102,315.5
Liquidity (3)	10.7	10.1	1,710.2	1,750.3
All Products	46.0	46.8	$104,543.3	$104,065.8

	Nine Months Ended September 30,
($ in millions, except average fee earned data which is in basis points)	Average Fees Earned		Average Assets Under Management (2)
	2019	2018	2019	2018
Products
Open-End Funds (1)	55.4	52.2	$40,650.1	$44,296.4
Closed-End Funds	64.9	66.1	6,485.8	6,300.0
Exchange Traded Funds	12.3	15.5	1,000.1	1,036.1
Retail Separate Accounts	47.8	48.5	16,793.7	14,486.3
Institutional Accounts	31.1	31.9	30,529.2	23,563.8
Structured Products	36.5	45.2	3,864.5	3,645.4
All Long-Term Products	46.1	46.7	99,323.4	93,328.0
Liquidity (3)	10.4	10.5	1,735.1	1,745.8
All Products	45.5	46.1	$101,058.5	$95,073.8

(1)	Represents assets under management of U.S. retail funds, offshore funds and variable insurance funds

(2)	Averages are calculated as follows:
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

The average fee rate earned on long-term products for the three and nine months ended September 30, 2019 decreased by 0.8 and 0.6 basis points, respectively, compared to the same periods in the prior year. The primary reason for the decrease during the three months ended September 30, 2019 was lower performance-related fees earned by our structured products partially offset by changes in the underlying asset mix to higher fee earning strategies in open-end funds. The primary reasons for the decrease during the nine months ended September 30, 2019 was the impact of the lower blended fee rates of the assets from the SGA Acquisition, which impacted institutional accounts, and lower performance-related fees earned on our structured products partially offset by changes in the underlying asset mix to higher fee earnings strategies in open-end funds.
Results of Operations
Summary Financial Data

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	2019 vs. 2018%		2019	2018	2019 vs. 2018%
($ in thousands)
Results of Operations
Investment management fees	$120,023	$121,713	$(1,690)	(1.4)%	$340,532	$325,357	$15,175	4.7%
Other revenues	25,932	30,497	(4,565)	(15.0)%	76,630	88,813	(12,183)	(13.7)%
Total revenues	145,955	152,210	(6,255)	(4.1)%	417,162	414,170	2,992	0.7%
Total operating expenses	110,168	118,264	(8,096)	(6.8)%	330,248	330,299	(51)	—%
Operating income (loss)	35,787	33,946	1,841	5.4%	86,914	83,871	3,043	3.6%
Other income (expense), net	(4,596)	(4,560)	(36)	0.8%	9,821	(908)	10,729	(1,181.6)%
Interest income (expense), net	5,012	5,198	(186)	(3.6)%	2,842	14,665	(11,823)	(80.6)%
Income (loss) before income taxes	36,203	34,584	1,619	4.7%	99,577	97,628	1,949	2.0%
Income tax expense (benefit)	10,844	6,653	4,191	63.0%	23,851	22,641	1,210	5.3%
Net income (loss)	25,359	27,931	(2,572)	(9.2)%	75,726	74,987	739	1.0%
Noncontrolling interests	(1,274)	(933)	(341)	36.5%	(2,969)	(1,619)	(1,350)	83.4%
Net Income (Loss) Attributable to Stockholders	24,085	26,998	(2,913)	(10.8)%	72,757	73,368	(611)	(0.8)%
Preferred stockholder dividends	(2,085)	(2,085)	—	—%	(6,253)	(6,253)	—	—%
Net Income (Loss) Attributable to Common Stockholders	$22,000	$24,913	$(2,913)	(11.7)%	$66,504	$67,115	$(611)	(0.9)%

Revenues

Revenues by source were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	2019 vs. 2018%		2019	2018	2019 vs. 2018%
($ in thousands)
Investment management fees
Open-end funds	$59,060	$62,466	$(3,406)	(5.5)%	$169,326	$174,032	$(4,706)	(2.7)%
Closed-end funds	10,846	10,614	232	2.2%	31,485	31,161	324	1.0%
Retail separate accounts	22,092	19,532	2,560	13.1%	60,761	53,152	7,609	14.3%
Institutional accounts	25,180	24,614	566	2.3%	71,013	56,210	14,803	26.3%
Structured products	1,725	3,602	(1,877)	(52.1)%	4,957	7,996	(3,039)	(38.0)%
Other products	1,120	885	235	26.6%	2,990	2,806	184	6.6%
Total investment management fees	120,023	121,713	(1,690)	(1.4)%	340,532	325,357	15,175	4.7%
Distribution and service fees	10,442	13,730	(3,288)	(23.9)%	31,122	39,886	(8,764)	(22.0)%
Administration and shareholder service fees	15,280	16,567	(1,287)	(7.8)%	44,747	48,272	(3,525)	(7.3)%
Other income and fees	210	200	10	5.0%	761	655	106	16.2%
Total revenues	$145,955	$152,210	$(6,255)	(4.1)%	$417,162	$414,170	$2,992	0.7%

Investment Management Fees

Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payments. Investment management fees decreased by $1.7 million, or 1.4%, for the three months ended September 30, 2019 compared to the same period in the prior year due to a decrease in performance-related fees. Investment management fees increased $15.2 million, or 4.7%, for the nine months ended September 30, 2019, compared to the same period in the prior year due to an increase in average assets of $6.0 billion, or 6.3%, for the nine months ended September 30, 2019, primarily as a result of the SGA Acquisition and market performance.

Distribution and Service Fees

Distribution and service fees, which are primarily sales- and asset-based fees earned from open-end funds for marketing and distribution services, decreased by $3.3 million, or 23.9%, and $8.8 million, or 22.0%, for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year, primarily due to lower sales and average assets for open-end funds in share classes that have distribution and service fees.

Administration and Shareholder Servicing Fees

Administration and shareholder service fees represent fees earned for fund administration and shareholder services from our open-end mutual funds and certain of our closed-end funds. Fund administration and shareholder servicing fees decreased by $1.3 million, or 7.8%, and $3.5 million, or 7.3%, for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year. The decrease for the three and nine months ended September 30, 2019 was primarily due to the decrease in average assets under management for our open-end funds.

Other Income and Fees

Other income and fees primarily represent contingent sales charges earned from investor redemptions of certain shares sold without a front-end sales charge. Other income and fees remained relatively flat for the three months ended September 30, 2019. Other income and fees increased $0.1 million, or 16.2%, for the nine months ended September 30, 2019, compared to the same period in the prior year primarily due to a higher level of redemption income.

Operating Expenses

Operating expenses by category were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	2019 vs. 2018%		2019	2018	2019 vs. 2018%
($ in thousands)
Operating expenses
Employment expenses	$61,282	$63,269	$(1,987)	(3.1)%	$180,256	$178,833	$1,423	0.8%
Distribution and other asset-based expenses	20,927	25,386	(4,459)	(17.6)%	62,013	71,398	(9,385)	(13.1)%
Other operating expenses	18,228	20,350	(2,122)	(10.4)%	56,125	56,340	(215)	(0.4)%
Other operating expenses of consolidated investment products ("CIP")	376	529	(153)	(28.9)%	3,395	2,823	572	20.3%
Restructuring and severance	523	—	523	100.0%	2,019	—	2,019	100.0%
Depreciation and other amortization	1,245	1,189	56	4.7%	3,729	3,304	425	12.9%
Amortization expense	7,587	7,541	46	0.6%	22,711	17,601	5,110	29.0%
Total operating expenses	$110,168	$118,264	$(8,096)	(6.8)%	$330,248	$330,299	$(51)	—%

Employment Expenses

Employment expenses consist of fixed and variable compensation and related employee benefit costs. Employment expenses for the three and nine months ended September 30, 2019 were $61.3 million and $180.3 million, respectively, which represented a decrease of $2.0 million, or 3.1%, and an increase of $1.4 million, or 0.8%, compared to the same periods in the prior year. The decrease for the three months ended September 30, 2019 was primarily due to lower sales and profit-based compensation. The increase for the nine months ended September 30, 2019 reflected the addition of employees from the SGA Acquisition partially offset by lower sales-based compensation.

Distribution and Other Asset-Based Expenses

Distribution and other asset-based expenses consist primarily of payments to third-party distribution partners for providing services to investors in our funds and payments to third-party service providers for investment management-related services. These payments are primarily based on percentages of sales, assets under management or revenues. These expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized on a straight-line basis over the periods in which commissions are generally recovered from distribution fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares. Distribution and other asset-based expenses decreased by $4.5 million, or 17.6%, and $9.4 million, or 13.1%, in the three and nine months ended September 30, 2019, respectively, as compared to the same periods in the prior year, primarily due to lower average open-end fund assets under management and a lower percentage of sales and assets under management in share classes where we pay distribution and other asset-based expenses.

Other Operating Expenses

Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and distribution related costs, rent and occupancy expenses, and other business costs. Other operating expenses for the three months ended September 30, 2019 decreased by $2.1 million, or 10.4%, primarily due to costs incurred in the prior year period related to the SGA Acquisition that did not recur in the current year period. Other operating expenses for the nine months ended September 30, 2019 decreased by $0.2 million, or 0.4%, compared to the same period in the prior year primarily due to the aforementioned SGA Acquisition costs in the prior year, partially offset by the inclusion of SGA's other operating expenses for the full nine months ended September 30, 2019.

Other Operating Expenses of CIP

Other operating expenses of CIP decreased $0.2 million, or 28.9%, to $0.4 million and increased $0.6 million, or 20.3% to $3.4 million for the three and nine months ended September 30, 2019, respectively. The decrease in the three-month period was primarily driven by fewer consolidated mutual funds in the current year period versus the prior year period. The increase in the nine-month period was primarily due to costs associated with the issuance of a new CLO.

Restructuring and severance

During the three and nine months ended September 30, 2019, we incurred $0.5 million and $2.0 million, respectively, in restructuring and severance costs primarily related to severance costs.

Depreciation and Other Amortization Expense

Depreciation and other amortization expense consists primarily of the straight-line depreciation of furniture, equipment and leasehold improvements. Depreciation and amortization expense increased by $0.1 million, or 4.7%, and $0.4 million, or 12.9%, for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year, primarily due to depreciation expense on new office space.

Amortization Expense

Amortization expense consists of the amortization of definite-lived intangible assets, over their estimated useful lives. Amortization expense remained consistent for the three months ended September 30, 2019 compared to the same period in the prior year. Amortization expenses increased $5.1 million, or 29.0%, for the nine months ended September 30, 2019, compared to the same period in the prior year, primarily due to an increase in definite lived intangible assets as a result of the SGA Acquisition.

Other Income (Expense), net

Other Income (Expense), net by category was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	2019 vs. 2018%		2019	2018	2019 vs. 2018%
($ in thousands)
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	$2	$(374)	$376	N/M	$5,474	$1,024	$4,450	434.6%
Realized and unrealized gain (loss) of CIP, net	(5,344)	(4,735)	(609)	12.9%	2,455	(4,255)	6,710	N/M
Other income (expense), net	746	549	197	35.9%	1,892	2,323	(431)	(18.6)%
Total Other Income (Expense), net	$(4,596)	$(4,560)	$(36)	0.8%	$9,821	$(908)	$10,729	(1,181.6)%

Realized and unrealized gain (loss) on investments, net

Realized and unrealized gain (loss) on investments, net changed during the three and nine months ended September 30, 2019 by $0.4 million, and $4.5 million, respectively, as compared to the same periods in the prior year. The realized and unrealized losses during the three months ended September 30, 2018 primarily related to realized and unrealized losses on investments in fixed income strategies. The change in realized and unrealized gains during the nine months ended September 30, 2019 primarily related to realized and unrealized gains on investments in alternative, domestic and international equity strategies in the current year.

Realized and unrealized gain (loss) of CIP, net

Realized and unrealized gain (loss) of our CIP, net changed $0.6 million, and $6.7 million, during the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year. The change for the three months ended September 30, 2019 consisted primarily of an increase in net realized and unrealized losses of $15.3 million on the investments of CIP, primarily due to changes in market values of leveraged loans, offset by an increase of $14.7 million in gains on notes payable. The change for the nine months ended September 30, 2019 primarily consisted of an increase in gains on the notes payable of $5.8 million and an increase of $0.9 million in realized and unrealized gains on the investments of CIP, primarily due to changes in market values of leveraged loans.

Other income (expense), net

Other income (expense), net increased by $0.2 million, or 35.9%, and decreased $0.4 million, or 18.6%, during the three and nine months ended September 30, 2019 respectively, as compared to the same periods in the prior year due to changes in earnings on equity method investments during the periods.

Interest Income (Expense), net

Interest income (expense), net by category was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	2019 vs. 2018%		2019	2018	2019 vs. 2018%
($ in thousands)
Interest Income (Expense)
Interest expense	$(4,889)	$(5,155)	$266	(5.2)%	$(15,205)	$(13,482)	$(1,723)	12.8%
Interest and dividend income	863	716	147	20.5%	3,017	3,255	(238)	(7.3)%
Interest and dividend income of investments of CIP	30,290	26,596	3,694	13.9%	87,060	71,678	15,382	21.5%
Interest expense of CIP	(21,252)	(16,959)	(4,293)	25.3%	(72,030)	(46,786)	(25,244)	54.0%
Total Interest Income (Expense), net	$5,012	$5,198	$(186)	(3.6)%	$2,842	$14,665	$(11,823)	(80.6)%

Interest Expense

Interest expense decreased $0.3 million, or 5.2%, and increased $1.7 million, or 12.8%, for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year. The changes were due to the average levels of debt outstanding compared to the same periods in the prior year.

Interest and Dividend Income

Interest and dividend income increased $0.1 million, or 20.5%, and decreased $0.2 million, or 7.3%, for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year. The increase in the three-month period was primarily due to higher average cash and cash equivalents balances, offset by lower investment balances. The decrease in the nine-month period was primarily due to lower investment balances as compared to the corresponding period in the prior year.

Interest and Dividend Income of Investments of CIP

Interest and dividend income of investments of CIP increased $3.7 million, or 13.9%, and $15.4 million, or 21.5%, for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year. The increases were due to increased investments of CIP during the three and nine months ended September 30, 2019 compared to the same periods in the prior year.

Interest Expense of CIP

Interest expense of CIP represents interest expense on the notes payable of CIP. Interest expense of CIP increased by $4.3 million, or 25.3%, and $25.2 million, or 54.0%, for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year. The increases were primarily due to higher average debt balances of CIP as well as $4.5 million of amortization of discounts on notes payable in the nine-month period ended September 30, 2019.

Income Tax Expense (Benefit)

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 24.0% and 23.2% for the nine months ended September 30, 2019 and 2018, respectively. The increase in the estimated effective tax rate for the nine months ended September 30, 2019 was primarily due to the increase in the valuation allowance associated with various investments the Company holds.

Liquidity and Capital Resources
Certain Financial Data
The following table summarizes certain financial data relating to our liquidity and capital resources:

	September 30, 2019	December 31, 2018	Change
			2019 vs. 2018%
($ in thousands)
Balance Sheet Data
Cash and cash equivalents	$195,870	$201,705	$(5,835)	(2.9)%
Investments	44,583	79,558	(34,975)	(44.0)%
Debt	291,995	329,184	(37,189)	(11.3)%
Total equity	677,616	643,867	33,749	5.2%

	Nine Months Ended September 30,		Change
	2019	2018	2019 vs. 2018%
($ in thousands)
Cash Flow Data
Provided by (Used In):
Operating Activities	$(103,015)	$(101,689)	$(1,326)	1.3%
Investing Activities	13,470	(111,914)	125,384	N/M
Financing Activities	113,921	199,497	(85,576)	(42.9)%

Overview

At September 30, 2019, we had $195.9 million of cash and cash equivalents and $44.6 million of investments, which included $23.7 million of investment securities, compared to $201.7 million of cash and cash equivalents and $79.6 million of investments, which included $61.3 million of investment securities at December 31, 2018.

At September 30, 2019, we had $300.7 million outstanding under our term loan maturing June 1, 2024 and no outstanding borrowings under our $100.0 million revolving credit facility.

Uses of Capital

Our main uses of capital related to operating activities include payments of annual incentive compensation, interest on our indebtedness, income taxes and other operating expenses, which primarily consisted of investment research, technology costs, professional fees, and distribution and occupancy costs. Annual incentive compensation, which is one of the largest annual operating cash expenditures, is typically paid in the first quarter of the year. In the first quarter of 2019 and 2018, we paid $76.2 million and $74.1 million, respectively, in incentive compensation earned during the years ended December 31, 2018 and 2017, respectively.

In addition to operating activities, other uses of cash could include: (a) investments in organic growth, including expanding our distribution efforts; (b) seeding or launching new products, including seeding funds or sponsoring CLO issuances; (c) principal payments on debt outstanding through scheduled amortization, excess cash flow payment requirements or additional paydowns; (d) dividend payments to preferred and common stockholders; (e) repurchases of our common stock; (f) investments in our infrastructure; (g) investments in inorganic growth opportunities as they arise; (h) integration costs, including restructuring and severance, related to potential acquisitions, if any; and (i) potential purchases of affiliate noncontrolling interests.

Capital and Reserve Requirements

We operate two broker-dealer subsidiaries registered with the SEC that are subject to certain rules regarding minimum net capital. The broker-dealers are required to maintain a ratio of "aggregate indebtedness" to "net capital," as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us including additional reporting requirements, a lower required ratio of aggregate indebtedness to net capital or interruption of our business. At both September 30, 2019 and December 31, 2018, the ratio of aggregate indebtedness to net capital of our broker-dealers was below the maximum allowed, and net capital was significantly greater than the required minimum.

Balance Sheet

Cash and cash equivalents consist of cash in banks and money market fund investments. Investments consist primarily of investments in our sponsored mutual funds. CIP primarily represent investment products for which we provide investment management services and where we have either a controlling financial interest or we are considered the primary beneficiary of an investment product that is a considered a variable interest entity.

Operating Cash Flow

Net cash used in operating activities of $103.0 million for the nine months ended September 30, 2019 increased by $1.3 million from net cash used in operating activities of $101.7 million for the same period in the prior year primarily due an increase in the net purchases of investments of CIP partially offset by changes in our operating assets and liabilities and the operating assets and liabilities of CIP.

Investing Cash Flow

Cash flows from investing activities consist primarily of capital expenditures and other investing activities related to our business operations. Net cash provided by investing activities was $13.5 million for the nine months ended September 30, 2019 compared to net cash used in investing activities of $111.9 million in the same period for the prior year. The primary investing activities for the nine months ended September 30, 2019 were related to the increase in cash of $18.4 million from the consolidation of investment products partially offset by capital expenditures and other asset purchases of $7.0 million. The primary investing activity for the nine months ended September 30, 2018 was the $127.0 million SGA Acquisition.

Financing Cash Flow

Cash flows from financing activities consist primarily of the issuance of common and preferred stock, return of capital through repurchases of common shares, dividends, withholding obligations for the net share settlement of employee share transactions, issuance of and repayment of debt by us and CIP and contributions to noncontrolling interests related to CIP. Net cash provided by financing activities decreased by $85.6 million to $113.9 million for the nine months ended September 30, 2019 as compared to net cash provided by financing activities of $199.5 million for the nine months ended September 30, 2018. Cash flows from financing activities during the nine months ended September 30, 2019 consisted primarily of $200.6 million in net borrowings of CIP partially offset by $39.8 million in repayments of our debt and $30.0 million of repurchases of common stock. Cash flows from financing activities during the nine months ended September 30, 2018 consisted primarily of $148.0 million of net borrowings by CIP, $92.1 million in net borrowings by the Company partially offset by $12.5 million of repurchases of common stock.

Credit Agreement

The Company's credit agreement, as amended (the "Credit Agreement"), comprises (a) $365.0 million of seven-year term debt (the "Term Loan") expiring in June 2024 and (b) a $100.0 million five-year revolving credit facility (the "Credit Facility") expiring in June 2022. At September 30, 2019, $300.7 million was outstanding under the Term Loan, and no outstanding borrowings under the Credit Facility. In accordance with ASC 835, Interest, the amounts outstanding under the Term Loan are presented on the condensed consolidated balance sheet net of related debt issuance costs, which were $8.7 million as of September 30, 2019.

Contractual Obligations

Our contractual obligations are summarized in our 2018 Annual Report on Form 10-K. As of September 30, 2019, there have been no material changes outside of the ordinary course of business in our contractual obligations since December 31, 2018.

Critical Accounting Policies and Estimates

Our financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our 2018 Annual Report on Form 10-K. There were no material changes in our critical accounting policies in the three months ended September 30, 2019.

Recently Issued Accounting Pronouncements
For a discussion of accounting standards, see Note 2 in our condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is primarily exposed to market risk associated with unfavorable movements in interest rates and securities prices. During the three and nine months ended September 30, 2019, there were no material changes to the information contained in Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

Legal Matters

The Company is involved from time to time in litigation and arbitration, as well as examinations, inquiries and investigations by various regulatory bodies, including the SEC, involving its compliance with, among other things, securities laws, client investment guidelines, laws governing the activities of broker-dealers and other laws and regulations affecting its products and other activities. Legal and regulatory matters of this nature involve or may involve but are not limited to the Company’s activities as an employer, issuer of securities, investor, investment adviser, broker-dealer or taxpayer. In addition, in the normal course of business, the Company discusses matters with its regulators raised during regulatory examinations or is otherwise subject to their inquiry. These matters could result in censures, fines, penalties or other sanctions.

The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC 450, Contingencies. The disclosures, accruals or estimates, if any, resulting from the foregoing analysis are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Based on information currently available, available insurance coverage, indemnities and established reserves, the Company believes that the outcomes of its legal and regulatory proceedings are not likely, either individually or in the aggregate, to have a material adverse effect on the Company’s results of operations, cash flows or its consolidated financial condition. However, in the event of unexpected subsequent developments and given the inherent unpredictability of these legal and regulatory matters, the Company can provide no assurance that its assessment of any claim, dispute, regulatory examination or investigation or other legal matter will reflect the ultimate outcome, and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.

Item 1A.    Risk Factors

The reader should carefully consider, in connection with the other information in this report, the Company’s risk factors previously reported in our 2018 Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

As of September 30, 2019, 4,180,045 shares of our common stock had been authorized to be repurchased under the share repurchase program approved by our Board of Directors, and 338,183 shares remained available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

The following table sets forth information regarding our share repurchases in each month during the quarter ended September 30, 2019:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
July 1-31, 2019	1,850	$108.07	1,850	407,282
August 1-31, 2019	44,179	$99.99	44,179	363,103
September 1-30, 2019	24,920	$115.59	24,920	338,183
Total	70,949		70,949

(1) Average price paid per share is calculated on a settlement basis and excludes commissions

(2)      The share repurchases above were completed pursuant to a program announced in the fourth quarter of 2010 and most recently expanded in December 2017. This repurchase program is not subject to an expiration date

There were no unregistered sales of equity securities during the period covered by this Quarterly Report. Shares of our common stock purchased by participants in our Employee Stock Purchase Plan were delivered to participant accounts via open market purchases at fair value by the third-party administrator under the plan. We do not reserve shares for this plan or discount the purchase price of the shares.

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

101
The following information formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2019 and 2018, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018 and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 6, 2019

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)