Form 10-K
period 2019-12-31
VIRTUS INVESTMENT PARTNERS, INC.
filed 2020-02-27
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Registrant’s telephone number, including area code:
(800) 248-7971
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.01 par value	VRTS	The NASDAQ Stock Market LLC
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold (based on the closing share price as quoted on the NASDAQ Global Market) as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $695,000,000. For purposes of this calculation, shares of common stock held or controlled by executive officers and directors of the registrant have been treated as shares held by affiliates.
There were 7,723,659 shares of the registrant’s common stock outstanding on February 13, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement that will be filed with the SEC in connection with the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Virtus Investment Partners, Inc.
Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2019

"We," "us," "our," the "Company" and "Virtus," as used in this Annual Report on Form 10-K (the "Annual Report"), refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

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

We offer investment strategies for individual and institutional investors in different product structures and through multiple distribution channels. Our investment strategies are available in a diverse range of styles and disciplines and are managed by a collection of differentiated investment managers. We have offerings in various asset classes (equity, fixed income and alternative), geographies (domestic, international and emerging) market capitalizations (large, mid and small), styles (growth, core and value) and investment approaches (fundamental, quantitative and thematic). Our retail products include U.S. 1940 Act mutual funds, Undertaking for Collective Investment in Transferable Securities ("UCITS" or "offshore funds" and collectively with U.S. 1940 Act mutual funds, "open-end funds"), exchange traded funds ("ETFs"), closed-end funds (collectively with open-end funds and ETFs, "funds") and retail separate accounts. Our institutional products are offered through separate accounts and pooled or commingled structures to a variety of institutional clients. We also provide subadvisory services to other investment advisers and serve as the collateral manager for structured products.

Our Investment Managers

We provide investment management services through our affiliated investment managers who are registered under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). The investment managers are responsible for portfolio management activities for our retail and institutional products operating under advisory or subadvisory agreements. We provide our affiliated managers with distribution, operational and administrative support, thereby allowing each manager to focus primarily on investment management. We also engage select unaffiliated managers to sub-advise certain of our open-end funds and ETFs. We monitor our managers’ services by assessing their performance, style and consistency and the discipline with which they apply their investment process.

Our affiliated investment managers and their respective assets under management, products and strategies as of December 31, 2019 were as follows:

Manager	Products	Strategies	Assets (in billions)
Ceredex Value Advisors	Open-end funds and institutional accounts	Value-oriented strategies; large-, mid- and small-cap domestic equities	$9.4
Duff & Phelps Investment Management	Closed- and open-end funds and institutional accounts	Equity income strategies; global listed infrastructure, domestic, international real estate and energy, and international equities	$11.2
Kayne Anderson Rudnick Investment Management	Open-end funds, institutional accounts, intermediary-sold managed accounts and private client accounts	Quality-oriented equity strategies in small to large cap, including domestic global, international and emerging market strategies	$33.0
Newfleet Asset Management	Closed- and open-end funds, ETFs, institutional, intermediary-sold managed accounts, private client accounts and structured products	Fixed income strategies; multi-sector, enhanced core strategies and dedicated sector strategies such as bank loans and high yield	$10.4
Rampart Investment Management Company	Closed- and open-end funds, institutional accounts and intermediary-sold managed accounts	Quantitative and option related strategies	$1.0
Seix Investment Advisors	Open-end funds, institutional, ETFs and structured products	High yield, leveraged loans, investment grade taxable, tax-exempt and multi-sector strategies	$18.2
Silvant Capital Management	Open-end funds and institutional	Growth equity strategies, including large-cap and small-cap	$0.8
Sustainable Growth Advisers	Institutional and private client accounts and open-end funds	Large-cap growth strategies, including domestic, global, international and emerging markets	$14.8

As of December 31, 2019, $9.9 billion in assets under management were managed by unaffiliated managers.

Our Investment Products
Our assets under management are in open-end funds, closed-end funds, ETFs, retail separate accounts, institutional accounts and structured products.

Assets Under Management by Product as of
December 31, 2019

Fund assets	(in billions)
Open-end funds	$42.9
Closed-end funds	6.7
Exchange traded funds	1.2
Retail separate accounts	20.4
Institutional accounts	32.6
Structured products	3.9
Total Long-Term	107.7
Liquidity (1)	1.2
Total Assets Under Management	$108.9

(1)	Represents assets under management in liquidity strategies, including certain open-end funds and institutional accounts.

Open-End Funds

Our open-end mutual funds are offered in a variety of asset classes (domestic and international equity, taxable and non-taxable fixed income, and alternative investments), market capitalizations (large, mid and small), styles (growth, core and value) and investment approaches (fundamental, quantitative and thematic). Our Ireland domiciled off-shore funds are offered in select investment strategies to non-U.S. investors. Summary information about our open-end funds as of December 31, 2019 were as follows:

Asset Class	Number of Funds Offered	Total Assets	Advisory Fee Range (1)
		(in millions)	(%)
Domestic Equity	22	$16,661	2.15-0.40
Fixed Income	22	12,808	1.85-0.21
International/Global Equity	13	11,459	1.20-0.65
Alternatives	9	1,139	1.30-0.55
Asset Allocation	4	803	1.00-0.45
Total Open-End Funds	70	$42,870

(1)
Percentage of average daily net assets. The percentages listed represent the range of management advisory fees paid by the funds, from the highest to the lowest. The range indicated includes the impact of breakpoints at which management advisory fees for certain of the funds in each fund type decrease as assets in the funds increase. Subadvisory fees paid on funds managed by unaffiliated subadvisers are not reflected in the percentages listed.

Closed-End Funds

Our closed-end funds are offered in a variety of asset classes and various strategies such as infrastructure, energy and global multi-sector. We managed the following closed-end funds as of December 31, 2019, each of which is traded on the New York Stock Exchange:

Fund Type/Name	Total Assets	Advisory Fee
	(in millions)	(%)
Asset Allocation
DNP Select Income Fund Inc.	$4,230	0.60-0.50	(1)
Virtus Total Return Fund Inc.	689	0.75	(2)
Alternatives
Duff & Phelps Utility and Infrastructure Fund Inc.	887	1.00	(1)
Duff & Phelps Select MLP and Midstream Energy Fund Inc.	169	1.00	(2)
Fixed Income
Duff & Phelps Utility and Corporate Bond Trust Inc.	367	0.50	(1)
Virtus Global Multi-Sector Income Fund	207	0.95	(2)
DTF Tax-Free Income Inc.	199	0.50	(1)
Total Closed-End Funds	$6,748

(1)	Percentage of average weekly net assets. A range indicates that the fund has breakpoints at which management advisory fees decrease as assets in the fund increase.

(2)	Percentage of average daily net assets of each fund.

Exchange Traded Funds

Our ETFs are offered in a range of actively managed and index-based investment capabilities across multiple asset classes. We managed the following ETFs at December 31, 2019:

ETF Name	Total Assets	Advisory Fee (1)
	(in millions)	(%)
Alternative
Virtus Real Asset Income ETF	$322	0.033
InfraCap MLP ETF	312	0.075
Virtus Private Credit Strategy ETF	224	0.468
InfraCap Reit Preferred ETF	44	0.075

Equity
Virtus InfraCap U.S. Preferred Stock ETF	97	0.140
Virtus LifeSci Biotech Clinical Trials ETF	42	0.450
Reaves Utilities ETF	35	0.490
Virtus LifeSci Biotech Products ETF	28	0.450
Virtus Glovista Emerging Markets ETF	6	0.650
Virtus WMC Global Factor Opportunities ETF	6	0.280

Fixed Income
Virtus Newfleet Multi-Sector Bond ETF	22	0.700
Virtus Newfleet Dynamic Credit ETF	10	0.550
Virtus Seix Senior Loan ETF	8	0.570
Total ETFs	$1,156

(1)	Percentage of average daily net assets of each fund. Subadvisory fees paid on funds managed by unaffiliated subadvisers are not reflected in the percentages listed.

Retail Separate Accounts

Intermediary-Sold Managed Accounts

Intermediary-sold managed accounts are individual investment accounts that are primarily contracted through intermediaries as part of investment programs offered to retail investors.  Summary information about our intermediary-sold managed accounts as of December 31, 2019 were as follows:

Asset Class	Total Assets
(in millions)
Equity	$13,620
Fixed income	1,915
Alternative	57
Total Intermediary-Sold Managed Accounts	$15,592

Private Client Accounts

Private client accounts are investment accounts offered by our affiliate, Kayne Anderson Rudnick ("Kayne"), directly to individual investors.  Kayne has advisers who provide investment advisory services employing both affiliated and unaffiliated investment managers.  Summary information about our private client accounts as of December 31, 2019 was as follows:

Asset Class	Total Assets
(in millions)
Equity	$3,073
Fixed income	1,613
Alternative	136
Total Private Client Accounts	$4,822

Institutional Accounts

Our institutional clients include corporations, multi-employer retirement funds, public employee retirement systems, foundations and endowments; in addition, we provide subadvisory services to unaffiliated mutual funds. Summary information about our institutional accounts as of December 31, 2019 was as follows:

Asset Class	Total Assets
(in millions)
Equity	$21,268
Fixed income	9,091
Alternative	2,276
Total Institutional Accounts	$32,635

Structured Products

We act as collateral manager for structured finance products that primarily consist of collateralized loan obligations ("CLOs"). We managed the following structured products as of December 31, 2019:

Fund Name	Inception	Total Assets
		(in millions)
Mountain View CLO IX Ltd.	2015	$553
Mountain View CLO 2017-1 Ltd.	2017	503
Mountain View CLO 2014-1 Ltd.	2014	409
Mountain View CLO X Ltd.	2015	406
Mountain View CLO XIV Ltd.	2019	406
Mountain View CLO 2017-2 Ltd.	2018	405
Mountain View CLO 2013-1 Ltd.	2013	398
Newfleet CLO 2016-1 Ltd.	2016	351
Mountain View CLO 2016-1 Ltd.	2016	303
Broderick CDO 1 Ltd.	2005	169
Total Structured Products		$3,903

Our Investment Management, Administration and Shareholder Services
Our investment management, administration and shareholder service fees earned in each of the last three years were as follows:

	Years Ended December 31,
(in thousands)	2019	2018	2017 (1)
Open-end funds	$229,637	$231,175	$175,260
Closed-end funds	42,199	41,455	44,687
Retail separate accounts	82,999	73,532	54,252
Institutional accounts	96,429	77,711	46,600
Structured products	6,381	9,622	6,302
Other products (2)	3,832	3,526	3,974
Total investment management fees	461,477	437,021	331,075
Administration fees	42,009	44,503	34,413
Shareholder service fees	17,875	19,111	14,583
Total	$521,361	$500,635	$380,071

(1)	Prior period amounts have not been adjusted and are reported in accordance with historical accounting under Accounting Standards Codification 605, Revenue Recognition.
(2) Includes ETFs and liquidity strategies.

Investment Management Fees

We provide investment management services pursuant to investment management agreements through our affiliated investment advisers (each an "Adviser"). With respect to our funds, the Adviser provides overall investment management services, pursuant to agreements with the funds that must be approved annually by the fund’s board of directors and that may be terminated without penalty, or automatically in certain situations, such as a "change in control" of the Adviser. We earn fees based on each fund’s average daily or weekly net assets with most fee schedules providing for rate declines or "breakpoints" as asset levels increase to certain thresholds. For funds managed by subadvisers, the day-to-day investment management of the fund’s portfolio is performed by the subadviser, which receives a management fee based on the percentage of average daily net assets in the funds they subadvise or a percentage of the Adviser’s management fee. Each fund bears all expenses associated with its operations. In some cases, to the extent total fund expenses exceed a specified percentage of a fund’s average net assets, the Adviser has agreed to reimburse the funds for such excess expenses.

For retail separate accounts and institutional accounts, investment management fees are negotiated and based primarily on portfolio size and complexity, individual client requests and capacity in investment strategy, as appropriate. In certain instances, institutional fees may include performance related fees that are based on relative investment returns. Generally, we are entitled to performance fees only if the returns on the related portfolios exceed agreed upon periodic or cumulative return targets. Fees for structured finance products, for which we act as the collateral manager, consist of senior, subordinated and, in certain instances, incentive management fees. Senior and subordinated management fees are calculated at a contractual fee rate applied against the end of the preceding quarter par value of the total collateral being managed with subordinated fees being recognized only after certain portfolio criteria are met. Incentive fees on certain of our structured products are typically a percentage of the excess cash flows available to holders of the subordinated notes, above a threshold level internal rate of return.

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

Our Distribution Services

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

Our retail separate accounts are distributed through financial intermediaries and directly to private clients by teams at an affiliated manager. Our institutional services are marketed through relationships with consultants as well as directly to clients. We target key market segments, including foundations and endowments, corporate, public and private pension plans, and subadvisory relationships.

Our Broker-Dealer Services

We operate a broker-dealer that is registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is a member of the Financial Industry Regulatory Authority ("FINRA"). Our broker-dealer serves as principal underwriter and distributor of our open-end mutual funds and ETFs under sales agreements with unaffiliated financial intermediaries, and also markets advisory services to sponsors of retail separate accounts. Our broker-dealer is subject to the net capital rule of the Securities and Exchange Commission (the "SEC"), which is designed to enforce minimum standards regarding the general financial condition and liquidity of broker-dealers.

Our Competition
We face significant competition from a wide variety of financial institutions, including other investment management companies, as well as from proprietary products offered by our distribution partners such as banks, broker-dealers and financial planning firms. Competition in our businesses is based on several factors, including investment performance, fees charged, access to distribution channels, and service to financial advisers and their clients. Our competitors, many of which are larger than us, often offer similar products and use similar distribution sources, and may also offer less expensive products, have greater access to key distribution channels and have greater resources than we do.
Our Regulatory Matters
We are subject to regulation by the SEC, FINRA and other federal and state agencies and self-regulatory organizations. Each affiliated manager and unaffiliated subadviser is registered with the SEC under the Investment Advisers Act. Each open-end mutual fund, closed-end fund and ETF is registered with the SEC under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Our off-shore funds are subject to regulation by the Central Bank of Ireland (the "CBI"), and the funds and each investment manager and sub-investment manager are also registered with the CBI.
The financial services industry is highly regulated, and failure to comply with related laws and regulations can result in the revocation of registrations, the imposition of censures or fines and the suspension or expulsion of a firm and/or its employees from the industry. All of our U.S.-domiciled open-end mutual funds are generally available-for-sale and are qualified in all 50 states, Washington, D.C., Puerto Rico, Guam and the U.S. Virgin Islands. Our off-shore funds are sold through financial intermediaries to investors who are not citizens or residents of the United States. Most aspects of our investment management business, including the business of the unaffiliated subadvisers, are subject to various U.S. federal and state laws and regulations.
Our officers, directors and employees may, from time to time, own securities that are also held by one or more of our funds. We have adopted a Code of Ethics pursuant to the provisions of the Investment Company Act and the Investment Advisers Act that requires the disclosure of personal securities holdings and trading activity by all employees on a quarterly and annual basis.  Employees with investment discretion or access to investment decisions are subject to additional restrictions with respect to the pre-clearance of the purchase or sale of securities over which they have investment discretion or beneficial interest. Our Code of Ethics also imposes restrictions with respect to personal transactions in securities that are held, recently sold, or contemplated for purchase by our mutual funds, and certain transactions are restricted so as to avoid the possibility of improper use of information relating to the management of client accounts.
Our Employees
As of December 31, 2019, we had 578 full-time equivalent employees. None of our employees are represented by a union.
Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as proxy statements, are available free of charge on our website located at www.virtus.com as soon as reasonably practicable after they are filed with, or furnished to, the SEC. Reports, proxy statements and other information regarding issuers that file electronically with the SEC, including our filings, are also available to the public on the SEC’s website at http://www.sec.gov.

A copy of our Corporate Governance Principles, our Code of Conduct and the charters of our Audit Committee, Compensation Committee, Governance Committee and Risk and Finance Committee are posted on our website at http://ir.virtus.com under "Corporate Governance" and are available in print to any person who requests copies by contacting Investor Relations by email to: investor.relations@virtus.com or by mail to Virtus Investment Partners, Inc., c/o Investor Relations, One Financial Plaza, Hartford, CT 06103. Information contained on the website is not incorporated by reference or otherwise considered part of this document.

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
Risks Relating to Our Business

We earn substantially all of our revenues based on assets under management, which fluctuate based on many factors, including market conditions, investment performance and client withdrawals. Any reduction in assets under management would reduce our revenues and profitability.

The majority of our revenues are generated from asset-based fees from investment management products and services to individuals and institutions. Therefore, if assets under management decline, our fee revenues would decline, reducing profitability as certain of our expenses are fixed or have contractual terms. Assets under management could decline due to a variety of factors, including, but not limited to, the following:

•
General domestic and global economic and political conditions. Capital, equity and credit markets can experience substantial volatility. Changes in interest rates, the availability and cost of credit, inflation rates, economic uncertainty, changes in laws, trade barriers, commodity prices, currency exchange rates and controls, and national and international political circumstances (including wars, terrorist acts, pandemics and security operations) and other conditions may impact the capital, equity and credit markets which may impact our assets under management. Employment rates, economic weakness and budgetary challenges in parts of the world, the impact of the United Kingdom’s withdrawal from the European Union, uncertainty regarding international trade policies, regional turmoil in the Middle East, concern over prospects in China and emerging markets, growing debt for certain countries, and uncertainty about the consequences of governments withdrawing monetary stimulus all indicate that economic and political conditions remain unpredictable.

If the security markets decline or experience volatility, our assets under management and our revenues could be negatively impacted. Changes in currency exchange rates, such as an increase in the value of the U.S. dollar relative to non-U.S. currencies, could result in a decrease in the U.S. dollar value of assets under management that are denominated in non-U.S. currencies. In addition, diminishing investor confidence in the markets and/or adverse market conditions could result in a decrease in investor risk tolerance. Such a decrease could prompt investors to reduce their rate of investment or to fully withdraw from markets, which could reduce our overall assets under management and have an adverse effect on our revenues, earnings and growth prospects.

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

•
Price declines in specific securities, market segments or geographic areas where those assets are invested. Funds and portfolios that we manage that are focused on certain geographic markets and industry sectors, are particularly vulnerable to political, social and economic events in those markets and sectors. If these markets or industries decline or experience volatility, this could have a negative impact on our assets under management and our revenues. For example, certain non-U.S. markets, particularly emerging markets, are not as developed or as efficient as the U.S. financial markets and, as a result, may be less liquid, less regulated and significantly more volatile than the U.S. financial markets. Liquidity in such markets may be adversely impacted by factors including political or economic events, government policies, expropriation, volume trading limits by foreign investors, and social or civil unrest, etc. These factors may negatively impact the market value of an investment or our ability to dispose of it.

•
Any real or perceived negative absolute or relative performance. Sales and redemptions of our investment strategies can be affected by investment performance relative to other competing investment strategies or to established benchmarks. Our investment management strategies are rated, ranked or assessed by independent third-parties, distribution partners and industry periodicals and services. These assessments often influence the investment decisions of clients. If the performance or assessment of our investment strategies is seen as underperforming relative to peers, it could result in an increase in the withdrawal of assets by existing clients and the inability to attract additional investments from existing and new clients. Certain of our investment strategies have capacity constraints, as there is a limit to the number of securities available for the strategy to operate effectively. In those instances, we may choose to limit access to new or existing investors.

•
Changes in interest rates. Increases in interest rates from their historically low levels may adversely affect the net asset values of our assets under management. Furthermore, increases in interest rates may result in reduced prices in equity markets. Conversely, decreases in interest rates could lead to outflows in fixed income assets that we manage as investors seek higher yields.

Our investment advisory agreements are subject to withdrawal, renegotiation or termination on short notice, which could negatively impact our business.

Our clients include our sponsored mutual fund investors, represented by boards of directors, managed account program sponsors, private clients and institutional clients. Our investment management agreements with these clients may be terminated on short notice without penalty. As a result, there would be little impediment to these clients or sponsors from terminating our agreements. Our clients may renegotiate their investment contracts, or reduce the assets we manage for them, due to a number of reasons including, but not limited to: investment performance; loss of key investment personnel; a change in the client's or third-party distributors decision makers; and reputational, regulatory or compliance issues. The board of directors of our sponsored funds may deem it to be in the best interests of a fund’s shareholders to make decisions averse to us, such as reducing the compensation paid to us, requesting that we subsidize fund expenses over certain thresholds, or imposing restrictions on our management of the fund. Under the Investment Company Act, investment advisory agreements automatically terminate in the event of an assignment, which may occur if, among other events, the Company undergoes a change in control, such as any person acquiring 25% of the voting rights of our common stock. If an assignment were to occur, we cannot be certain that the fund’s board of directors and its shareholders would approve a new investment advisory agreement. In addition, investment advisory agreements for separate accounts we manage may not be assigned without the consent of the client. If an assignment occurs, we cannot be certain that the Company will be able to obtain the necessary approvals or client consents. The withdrawal, renegotiation or termination of any investment management contract relating to a material portion of assets under management would have an adverse impact on our results of operations and financial condition.

Any damage to our reputation could harm our business and lead to a reduction in our revenues and profitability.

Maintaining a positive reputation with existing and potential clients, the investment community and other constituencies is critical to our success. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate even if they are without merit or satisfactorily addressed. Our reputation may be impacted by many factors including, but not limited to: poor performance; litigation; conflicts of interests; regulatory inquiries, investigations or findings; operational failures (including cyber breaches); intentional or unintentional misrepresentation of our products or services by us or our third party service providers; material weaknesses in our internal controls; or employee misconduct or rumors. Any damage to our reputation could impede our ability to attract and retain clients and key personnel, adversely impact relationships with clients, third-party distributors and other business partners, and lead to a reduction in the amount of our assets under management, any of which could adversely affect our results of operations and financial condition.

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

Our indebtedness contains covenants that require annual principal repayments and other provisions that could adversely affect our financial position or results of operations

We incur indebtedness for a variety of business reasons, including in relation to financing acquisitions. The indebtedness we incur can take many forms including, but not limited to, term loans or revolving lines of credit that customarily contain covenants.

At December 31, 2019, the Company had $285.7 million of total debt outstanding, excluding debt of consolidated investment products ("CIP"), and $100.0 million in unused capacity on a credit facility. Under our credit agreement, we are required to use a portion of our cash flow to service interest and make required annual principal payments, which will restrict our cash flow available to pursue business growth opportunities. The credit agreement also contains covenants that limit our ability to return capital to shareholders. In addition, our indebtedness may make it more difficult for us to withstand or respond to adverse or changing business, regulatory and economic conditions. We cannot provide assurances that at all times in the future we will satisfy all such covenants or obtain any required waiver or amendment, in which event all indebtedness could become immediately due. Any or all of the above factors could materially adversely affect our financial position or results of operations.

Our business relies on the ability to attract and retain key employees, and the loss of such employees could negatively affect our financial performance.

The success of our business is dependent to a large extent on our ability to attract and retain key employees, such as senior executives, portfolio managers, securities analysts and sales personnel. Competition in the job market for these professionals is generally intense, and compensation levels in the industry are highly competitive. Our industry is also characterized by the movement of investment professionals among different firms.

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

In certain circumstances, the departure of key employees could cause higher redemption rates in certain strategies or the loss of certain client accounts. Any inability to retain key employees, attract qualified employees or replace key employees in a timely manner could lead to a reduction in the amount of our assets under management, which could have a material adverse effect on our revenues and profitability. In addition, there could be additional costs to replace, retain or attract new talent that could result in a decrease in our profitability and have an adverse impact on our results of operations and financial condition.

The highly competitive nature of the asset management industry may require us to reduce our fees, or increase amounts paid to financial intermediaries, which could result in a reduction of our revenues and profitability.

We face significant competition from a wide variety of financial institutions, including other investment management companies, as well as from proprietary products offered by our distribution partners such as banks, broker-dealers and financial planning firms. Competition in our businesses is based on several factors, including investment performance, fees charged, access to distribution channels and service to financial advisers. Our competitors, many of which are larger than we are, often offer similar products, use similar distribution sources, offer less expensive products, have greater access to key distribution channels, and have greater resources, geographic footprints and name recognition than we do. Additionally, certain products and asset classes that we do not currently offer, such as passive or index-based products, are increasingly popular with investors. Existing clients may withdraw their assets in order to invest in these products, and we may be unable to attract additional investments from existing and new clients, which would lead to a decline in our assets under management and market share.

Our profits are highly dependent on the fees charged for our products and services. In recent years, there has been a trend in certain segments of our markets toward lower fees and lower-fee products, such as passive products. Competition could cause us to reduce the fees that we charge. In order to maintain appropriate fee levels in a competitive environment, we must provide clients with investment products and services they view as appropriate in relation to the fees charged. If our clients, including our fund boards, were to view our fees as being high relative to the market or the returns provided by our investment products, we may choose or be required to reduce our fee levels or we may experience significant redemptions in our assets under management, which could have an adverse impact on our results of operations and financial condition.

We are subject to an extensive and complex regulatory environment, and changes in regulations or failure to comply with regulations could adversely affect our revenues and profitability.

The investment management industry in which we operate is subject to extensive and frequently changing regulation and has seen increased focus in recent year. We are regulated by the SEC under the Exchange Act, the Investment Company Act and the Investment Advisers Act, and we are subject to regulation by the Commodities Futures Trading Commission under the Commodities Exchange Act. Our UCITS and advisers are subject to regulation by the CBI. We are also regulated by FINRA, the Department of Labor under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), as well as other federal and state laws and regulations.

Although we spend extensive time and resources to ensure compliance with all applicable laws and regulations, if we fail to properly modify and update our compliance procedures in a timely manner in this changing and highly complex regulatory environment, we may be subject to various legal proceedings, including civil litigation, governmental investigations and enforcement actions that could result in fines, penalties, suspensions of individual employees, or limitations on particular business activities, any of which could have an adverse impact on our results of operations and financial condition.

Changes in tax laws and unanticipated tax obligations could have an adverse impact on our financial condition, results of operations and cash flow.

We are subject to federal and state income and non-income based taxes in the United States. Tax authorities may disagree with certain positions we have taken or implement changes in tax policy, which may result in the assessment of additional taxes. We regularly assess the appropriateness of our tax positions and reporting. We cannot provide assurance, however, that we will accurately predict the outcomes of audits, and the actual outcomes of these audits could be unfavorable. In addition, our ability to use net operating loss carryforwards and other tax attributes available to us will be dependent on our ability to generate taxable income.

We utilize unaffiliated firms in providing investment management services, and matters that have an adverse impact on their business, or any change in our relationships with them, could lead to a reduction in assets under management, which would adversely affect our revenues and profitability.

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

We distribute our products through intermediaries and changes in key distribution relationships could reduce our revenues, increase our costs and adversely affect our profitability.

Our primary source of distribution for retail products is through intermediaries that include third-party financial institutions, such as: major wire houses; national, regional and independent broker-dealers and financial advisors; banks and financial planners; and registered investment advisers. Our success is highly dependent on access to these various distribution systems. These distributors are generally not contractually required to distribute our products and typically offer their clients various investment products and services, including proprietary products and services, in addition to and in competition with our products and services. While we compensate these intermediaries for selling our products and services pursuant to contractual agreements, we may not be able to retain access to these channels at all or at similar pricing. Increasing competition for these distribution channels could cause our distribution costs to rise, which could have a material adverse effect on our business, revenues and profitability. To the extent that existing or future intermediaries prefer to do business with our competitors, the sales of our products as well as our market share, revenues and profitability could decline.

We and our third-party service providers rely on numerous technology systems, and any temporary business interruption, security breach or system failure could negatively impact our business and profitability.

Our technology systems, and those of third-party service providers, are critical to our operations. The ability to consistently and reliably obtain accurate securities pricing information, process client portfolio and fund shareholder transactions, and provide reports and other customer service to fund shareholders and clients in other accounts managed by us is an essential part of our business. Any delays or inaccuracies in obtaining pricing information, processing such transactions or reports, other breaches and errors, and any inadequacies in other customer service could result in reimbursement obligations or other liabilities or alienate customers and potentially give rise to claims against us. Our customer service capability, as well as our ability to obtain prompt and accurate securities pricing information and to process transactions and reports, is highly dependent on third-party service providers’ information systems. Any failure or interruption of those systems, whether resulting from technology or infrastructure breakdowns, defects or external causes such as fire, natural disaster, computer viruses, acts of terrorism or power disruptions, could result in financial loss, negatively impact our reputation and negatively affect our ability to do business. Although we, and our third-party service providers, have disaster recovery plans in place, we may nonetheless experience interruptions if a natural or man-made disaster or prolonged power outage were to occur, which could have an adverse impact on our results of operations and financial condition.

In addition, like other companies, our computer systems are regularly subject to, and expected to continue to be the target of, computer viruses or other malicious codes, unauthorized access, cyber-attacks or other computer-related penetrations. Over time, the sophistication of cyber threats continues to increase, and any controls we put in place and preventative actions we take to reduce the risk of cyber incidents and protect our information systems may be insufficient to detect or prevent unauthorized access, cyber-attacks or other security breaches to our computer systems or those of third parties with whom we do business. Breach of our technology systems, or of those of third parties with whom we do business, through cyber-attacks or failure to manage and secure our technology environment could result in interruptions or malfunctions in the operations of our business, loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by a breach, additional costs to mitigate against future incidents, and litigation costs resulting from an incident.

We and certain of our third-party vendors receive and store personal information as well as non-public business information. Although we and our third-party vendors take precautions, we may still be vulnerable to hacking or other unauthorized use. A breach of the systems or hardware could result in unauthorized access to our proprietary business or client data or release of this type of data, which could subject us to legal liability or regulatory action under data protection and privacy laws, which may result in fines or penalties, the termination of existing client contracts, costly mitigation activities and harm to our reputation. The occurrence of any of these risk could have an adverse impact on our results of operations and financial condition.

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

Many aspects of our business involve substantial risks of liability, and there have been substantial incidences of litigation and regulatory investigations in the financial services industry in recent years, including customer claims as well as class action suits seeking substantial damages. From time to time, we and/or our funds may be named as defendants or co-defendants in lawsuits or be involved in disputes that involve the threat of lawsuits seeking substantial damages. We and/or our funds are also involved from time to time in governmental and self-regulatory organization investigations and proceedings. See Item 3. "Legal Proceedings" for further description of the Company's litigation matters.

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

We have a significant portion of the Company's assets invested in marketable securities, which exposes us to earnings volatility as the value of these investments fluctuate, as well as risk of capital loss.

We use capital to seed new investment strategies and make investments to introduce new products or enhance distribution access of existing products.  At December 31, 2019, the Company had $107.2 million of seed capital investments, comprising $56.7 million of marketable securities and $50.5 million of net interests in CIP, and $83.4 million of net investments in CLOs. These investments are in a variety of asset classes, including alternative, fixed income and equity strategies including first loss tranches of CLO equity.  Many of these investments employ a long-term investment strategy and entail an optimal investment period spanning several years. Accordingly, during this investment period, the Company’s capital utilized in these investments may not be available for other corporate purposes at all or without significantly diminishing our investment return. We cannot provide assurance that these investments will perform as expected. Moreover, increases or decreases in the value of these investments will increase the volatility of our earnings, and a decline in the value of these investments would result in the loss of capital and have an adverse impact on our results of operations and financial condition.

Our intended quarterly dividends may not be paid as intended or at all.

The declaration, payment and determination of the amount of our quarterly dividends may change at any time. In making decisions regarding our quarterly dividends, we consider general economic and business conditions, our strategic plans and prospects, our businesses and investment opportunities, our financial condition and operating results, potential purchases of affiliate noncontrolling interests, working capital requirements and anticipated cash needs, contractual restrictions (including under the terms of our credit agreement) and obligations, legal, tax, regulatory and other restrictions that may have implications on the payment of distributions by us to our shareholders or by our subsidiaries to us, and such other factors as we may deem relevant. Our ability to pay dividends in excess of our current quarterly dividends is subject to restrictions under the terms of our credit agreement. We cannot make any assurances that any dividends will be paid.

We may need to raise additional capital in the future, and resources may not be available to us in sufficient amounts or on acceptable terms, which could have an adverse impact on our business.

Our ability to meet our future cash needs is dependent upon our ability to generate cash. Although we have generated sufficient cash in the past, we may not do so in the future. As of December 31, 2019, we maintained $221.8 million in cash and cash equivalents, $107.2 million in seed capital investments and $83.4 million of net investments in CLOs and had $100.0 million available under our credit facility. Also at December 31, 2019, we had $285.7 million in debt outstanding, excluding the notes payable of our CIP for which risk of loss to the Company is limited to our $83.4 million investment in such products. See Footnote 20 of our consolidated financial statements for additional information on the notes payable of the CIP. Our ability to access capital markets efficiently depends on a number of factors, including the state of credit and equity markets, interest rates and credit spreads. We may need to raise capital to fund new business initiatives in the future, and financing may not be available to us in sufficient amounts, on acceptable terms, or at all. If we are unable to access sufficient capital on acceptable terms, our business could be adversely impacted.

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

We have goodwill and intangible assets on our balance sheet that could become impaired.

Our goodwill and indefinite-lived intangible assets are subject to annual impairment reviews. We also have definite-lived intangible assets that are subject to impairment testing if indicators of impairment are identified. A variety of factors could cause the carrying values to become impaired, which would adversely affect our results of operations.

We may engage in significant strategic transactions that may not achieve the expected benefits or could expose us to additional risks.

We regularly review, and from time to time have discussions on and engage in, potential significant transactions, including potential acquisitions, consolidations, joint ventures or similar transactions, some of which may be material. We cannot provide assurance that we will be successful in negotiating the required agreements, closing transactions after signing such agreements, or achieving expected financial benefits, including such things as revenue or cost synergies.

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

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements that are not historical facts, including statements about our beliefs or expectations, are "forward-looking statements." These statements may be identified by such forward-looking terminology as "expect," "estimate," "intent," "plan," "intend," "believe,"

"anticipate," "may," "will," "should," "could," "continue," "project," "opportunity," "predict," "would," "potential," "future," "forecast," "guarantee," "assume," "likely," "target" or similar statements or variations of such terms.
Our forward-looking statements are based on a series of expectations, assumptions and projections about the Company and the markets in which we operate, are not guarantees of future results or performance, and involve substantial risks and uncertainty, including assumptions and projections concerning our assets under management, net asset inflows and outflows, operating cash flows, business plans and ability to borrow, for all future periods. All forward-looking statements contained in this Annual Report on Form 10-K are as of the date of this Annual Report on Form 10-K only.

We can give no assurance that such expectations or forward-looking statements will prove to be correct. Actual results may differ materially. We do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Annual Report on Form 10-K, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. If there are any future public statements or disclosures by us that modify or impact any of the forward-looking statements contained in or accompanying this Annual Report on Form 10-K, such statements or disclosures will be deemed to modify or supersede such statements in this Annual Report on Form 10-K.
Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K, as well as the following risks and uncertainties resulting from: (a) any reduction in our assets under management; (b) withdrawal, renegotiation or termination of investment advisory agreements; (c) damage to our reputation; (d) failure to comply with investment guidelines or other contractual requirements; (e) inability to satisfy financial covenants and payments related to our indebtedness; (f) inability to attract and retain key personnel; (g) challenges from the competition we face in our business; (h) adverse regulatory and legal developments; (i) unfavorable changes in tax laws or limitations; (j) adverse developments related to unaffiliated subadvisers; (k) negative implications of changes in key distribution relationships; (l) interruptions in or failure to provide critical technological service by us or third parties; (m) volatility associated with our common stock; (n) adverse civil litigation and government investigations or proceedings; (o) risk of loss on our investments; (p) inability to make quarterly common stock dividends; (q) lack of sufficient capital on satisfactory terms; (r) losses or costs not covered by insurance; (s) impairment of goodwill or intangible assets; (t) inability to achieve expected acquisition-related benefits; and other risks and uncertainties. Any occurrence of, or any material adverse change in, one or more risk factors or risks and uncertainties referred to in this Annual Report on Form 10-K and our other periodic reports filed with the SEC could materially and adversely affect our operations, financial results, cash flows, prospects and liquidity.

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
The information set forth in response to Item 103 of Regulation S-K under "Legal Proceedings" is incorporated by reference from Part II, Item 8. "Financial Statements and Supplementary Data," Note 12 "Commitments and Contingencies" of this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NASDAQ Global Market under the trading symbol "VRTS." As of February 13, 2020, we had 7,723,659 shares of common stock outstanding that were held by approximately 48,000 holders of record.
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
On February 3, 2020, 1,150,000 shares of mandatory convertible preferred stock ("MCPS") converted to 912,870 shares of the Company's common stock. Each share of MCPS converted to 0.7938 shares of common stock at a conversion price of $125.97 per share, subject to customary anti-dilution adjustments. The number of shares of common stock issued upon conversion was determined based on the volume-weighted average price per share of our common stock over the 20 consecutive trading day period beginning on, and including, the 22nd scheduled trading day immediately preceding the mandatory conversion date.
On February 26, 2020, our Board of Directors declared a quarterly cash dividend of $0.67 per common share to be paid on May 15, 2020 to shareholders of record at the close of business on April 30, 2020.
Issuer Purchases of Equity Securities

As of December 31, 2019, 4,180,045 shares of our common stock were authorized to be repurchased under a share repurchase program approved by our Board of Directors, and 252,438 shares remain available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

During the year ended December 31, 2019, we repurchased a total of 372,365 common shares for approximately $40.0 million. The following table sets forth information regarding our share repurchases in each month during the quarter ended December 31, 2019:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
October 1—31, 2019	7,295	$108.23	7,295	330,888
November 1—30, 2019	45,038	$115.96	45,038	285,850
December 1—31, 2019	33,412	$119.27	33,412	252,438
Total	85,745		85,745

(1)	Average price paid per share is calculated on a settlement basis and excludes commissions.
(2) The share repurchases above were completed pursuant to a program announced in the fourth quarter of 2010 and most recently expanded in December 2017. This repurchase program is not subject to an expiration date.

There were no unregistered sales of equity securities during the fourth quarter of fiscal 2019. Shares of our common stock purchased by participants in our Employee Stock Purchase Plan were delivered to participant accounts via open market purchases at fair value by the third-party administrator under the plan. We do not reserve shares for this plan or discount the purchase price of the shares.

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

	Years Ended December 31,
(in thousands, except per share data)	2019 (1)	2018 (1)	2017 (1)	2016 (2)	2015 (2)
Results of Operations
Revenues	$563,246	$552,235	$425,607	$322,554	$381,977
Operating expenses	438,536	439,136	367,572	271,740	301,599
Operating income (loss)	124,710	113,099	58,035	50,814	80,378
Income tax expense (benefit)	35,177	32,961	40,490	21,044	36,972
Net income (loss)	105,508	76,080	39,939	48,763	30,671
Net income (loss) attributable to common stockholders	87,312	67,192	28,676	48,502	35,106
Earnings (loss) per share—basic	12.54	9.37	4.09	6.34	3.99
Earnings (loss) per share—diluted	11.74	8.86	3.96	6.20	3.92
Cash dividends declared per preferred share	7.25	7.25	7.25	—	—
Cash dividends declared per common share	2.44	2.00	1.80	1.80	1.80
	As of December 31,
(in thousands)	2019 (1)	2018 (1)	2017 (2)	2016 (2)	2015 (2)
Balance Sheet Data
Cash and cash equivalents	$221,781	$201,705	$132,150	$64,588	$87,574
Investments	83,206	79,558	108,492	89,371	56,738
Investments of CIP	2,030,110	1,749,568	1,597,752	489,042	522,820
Goodwill and other intangible assets, net	600,757	629,178	472,107	45,215	47,588
Total assets	3,204,634	2,870,535	2,590,799	824,388	859,729
Accrued compensation and benefits	101,377	93,339	86,658	47,885	49,617
Debt	277,839	329,184	248,320	30,000	—
Notes payable of CIP	1,834,535	1,620,260	1,457,435	328,761	—
Total liabilities	2,454,532	2,169,187	1,981,397	465,449	276,408
Redeemable noncontrolling interests	63,845	57,481	4,178	37,266	73,864
Mandatory convertible preferred stock	110,843	110,843	110,843	—	—
Total equity	686,257	643,867	605,224	321,673	509,457
	As of December 31,
(in millions)	2019	2018	2017	2016	2015
Assets Under Management
Total assets under management	$108,904	$92,030	$90,963	$45,366	$47,385
Total long-term assets under management	$107,726	$90,417	$88,835	$45,366	$47,385

(1)	Derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	Derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

We offer investment strategies for individual and institutional investors in different product structures and through multiple distribution channels. Our investment strategies are available in a diverse range of styles and disciplines, managed by a collection of differentiated investment managers. We have offerings in various asset classes (equity, fixed income and alternative), geographies (domestic, international and emerging) market capitalizations (large, mid and small), styles (growth, core and value) and investment approaches (fundamental, quantitative and thematic). Our retail products include open-end funds and exchange traded funds ("ETFs") as well as closed-end funds and retail separate accounts. Our institutional products are offered through separate accounts and pooled or commingled structures to a variety of institutional clients. We also provide subadvisory services to other investment advisers and serve as the collateral manager for structured products.

We distribute our open-end funds and ETFs principally through financial intermediaries. We have broad distribution access in the retail market, with distribution partners that include national and regional broker-dealers, independent broker-dealers and registered investment advisers, banks and insurance companies. In many of these firms, we have a number of products that are on preferred "recommended" lists and on fee-based advisory programs. Our sales efforts are supported by regional sales professionals, a national account relationship group, and separate teams for ETFs and the retirement and insurance channels. We leverage third-party distributors for off-shore products and in certain international jurisdictions. Our retail separate accounts are distributed through financial intermediaries and directly to private clients by teams at an affiliated manager.

Our institutional services are marketed through relationships with consultants as well as directly to clients. We target key market segments, including foundations and endowments, corporate, public and private pension plans, and subadvisory relationships.

Market Developments

The financial markets have a significant impact on the value of our assets under management and on the level of our sales and flows. The capital and financial markets could experience fluctuation, volatility and declines as they have in the past, which could impact investment returns and asset flows among investment products as well as investor choices and preferences among investment products. The changes in our assets under management may also be affected by the factors discussed in Item 1A. "Risk Factors" of this Annual Report on Form 10-K.

The U.S. and global equity markets increased in value in 2019, as evidenced by increases in major indices as noted in the following table:

	December 31,		As of Change
Index	2019	2018	%
MSCI World Index	2,358	1,884	25.2%
Standard & Poor's 500 Index	3,231	2,507	28.9%
Russell 2000 Index	1,668	1,349	23.6%
MSCI Emerging Markets Index	1,115	966	15.4%
Bloomberg Barclays U.S. Aggregate Bond Index	2,225	2,047	8.7%
Standard & Poor's / LSTA Leveraged Loan Index	2,273	2,054	10.7%

A discussion of our results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017 may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2018, which specific discussion is incorporated herein by reference.

Financial Highlights

•	Earnings per diluted share was $11.74 in 2019, an increase of $2.88, or 32.5%, from $8.86 per diluted share in 2018.

•	Total sales were $20.1 billion in 2019 compared with $22.8 billion in 2018. Net flows were $(0.8) billion in 2019 compared with $(3.7) billion in 2018.

•	Assets under management were $108.9 billion at December 31, 2019 compared to $92.0 billion at December 31, 2018.

Sustainable Growth Advisers, LP

On July 1, 2018, we completed our majority investment in Sustainable Growth Advisers, LP (the "SGA Acquisition"), an investment manager with $11.3 billion in assets under management at June 30, 2018.

Assets Under Management

At December 31, 2019, total assets under management were $108.9 billion, representing an increase of $16.9 billion, or 18.3%, from December 31, 2018. The increase was primarily due to positive market performance of $19.3 billion, partially offset by net outflows, dividend distributions on open- and closed-end funds and interest payments on structured products. Long-term assets under management, which exclude liquidity strategies, were $107.7 billion at December 31, 2019, up 19.1% from $90.4 billion at the end of the prior year.

Average long-term assets under management, which exclude assets in liquidity strategies, were $100.5 billion for the twelve months ended December 31, 2019, an increase of $5.9 billion, or 6.2%, from $94.6 billion for the twelve months ended December 31, 2018. The year-over-year increase in long-term average assets under management was primarily due to the full year impact of the SGA Acquisition and positive market performance, partially offset by net outflows, dividend distributions on open- and closed-end funds and interest payments on structured products.

Investment Performance - Open End Funds

The following table presents our open-end funds' three-year average annual return and the corresponding three-year benchmark index average annual return as of December 31, 2019. Also presented with each fund is its three-year ranking within its Morningstar Peer Group.

		Three Year
Fund Type/Name	Assets (in millions)	Average Return (1)	Benchmark Index Return (2)	Peer Group Percentile Ranking (3)
		%	%	%
U.S. Retail Funds
Equity
Virtus KAR Small-Cap Growth Fund	$5,463	27.98	12.49	1
Virtus Ceredex Mid-Cap Value Equity Fund	3,716	11.06	8.10	3
Virtus KAR Small-Cap Core Fund	1,604	22.89	8.59	4
Virtus Ceredex Large-Cap Value Equity Fund	1,306	10.90	9.68	35
Virtus KAR Mid-Cap Growth Fund	681	27.73	17.36	1
Virtus KAR Small-Cap Value Fund	633	7.67	4.77	88
Virtus KAR Capital Growth Fund	561	21.19	20.49	22
Virtus Ceredex Small-Cap Value Equity Fund	556	4.33	4.77	86
Virtus KAR Mid-Cap Core Fund	529	16.17	12.06	44
Virtus Rampart Equity Trend Fund	304	8.55	15.27	95
Virtus Rampart Sector Trend Fund	206	10.42	15.27	89
Virtus Rampart Enhanced Core Equity Fund	146	11.08	15.27	85
Virtus Zevenbergen Innovative Growth Stock Fund	137	26.90	19.89	2
Virtus Silvant Large-Cap Growth Stock Fund	109	19.01	20.49	42
Virtus KAR Small-Mid Cap Core Fund	54	N/A	N/A	N/A
Virtus Horizon Wealth Masters Fund	46	8.23	12.06	71
Virtus Silvant Small-Cap Growth Stock Fund	30	13.32	12.49	53

Fixed Income
Virtus Newfleet Multi-Sector Short Term Bond Fund	6,362	3.23	3.04	11
Virtus Seix Floating Rate High Income Fund	3,341	3.54	4.48	54
Virtus Newfleet Low Duration Core Plus Bond Fund	485	2.92	2.58	21
Virtus Newfleet Senior Floating Rate Fund	354	3.26	4.48	70
Virtus Newfleet Multi-Sector Intermediate Bond Fund	318	5.01	4.03	40
Virtus Seix Total Return Bond Fund	307	3.11	4.03	94
Virtus Seix Investment Grade Tax-Exempt Bond Fund	301	3.67	4.10	70
Virtus Seix High Yield Fund	299	5.89	6.45	31
Virtus Seix High Income Fund	296	5.31	6.37	57
Virtus Newfleet Tax-Exempt Bond Fund	130	4.06	4.24	47
Virtus Seix Core Bond Fund	105	3.46	4.03	66
Virtus Newfleet Core Plus Bond Fund	98	4.91	4.03	12
Virtus Newfleet High Yield Fund	60	5.57	6.36	47
Virtus Seix High Grade Municipal Bond Fund	59	4.61	4.72	51
Virtus Seix Corporate Bond Fund	39	4.96	5.92	67
Virtus Seix U.S. Mortgage Fund	21	2.95	3.25	33

		Three Year
Fund Type/Name	Assets (in millions)	Average Return (1)	Benchmark Index Return (2)	Peer Group Percentile Ranking (3)
		%	%	%
International/Global
Virtus Vontobel Emerging Markets Opportunities Fund	7,312	10.88	11.57	45
Virtus KAR International Small-Cap Fund	1,926	15.17	9.65	12
Virtus Vontobel Foreign Opportunities Fund	1,098	14.15	9.56	29
Virtus Vontobel Global Opportunities Fund	348	16.30	12.44	15
Virtus KAR Emerging Markets Small-Cap Fund	129	13.60	6.70	16
Virtus SGA Global Growth Fund	92	19.85	12.44	5
Virtus KAR Global Quality Dividend Fund	42	9.69	10.55	N/A
Virtus SGA International Growth Fund	42	16.03	9.87	14

Alternatives
Virtus Duff & Phelps Real Estate Securities Fund	561	8.10	8.14	51
Virtus Duff & Phelps International Real Estate Securities Fund	255	13.79	10.76	5
Virtus Duff & Phelps Global Infrastructure Fund	108	12.37	12.12	19
Virtus Duff & Phelps Global Real Estate Securities Fund	56	11.83	8.28	17
Virtus Aviva Multi-Strategy Target Return Fund	38	0.99	1.16	80
Virtus KAR Long/Short Equity Fund	37	N/A	N/A	N/A

Asset Allocation
Virtus Tactical Allocation Fund	621	12.66	12.36	5
Virtus Rampart Multi-Asset Trend Fund	48	5.40	8.99	65
Virtus Herzfeld Fund	46	8.16	9.20	62

Global Funds
Virtus GF SGA Global Growth Fund	308	N/A	N/A	N/A
Virtus GF Multi-Sector Short Duration Bond Fund	62	2.81	3.26	4
Virtus GF U.S. Small Cap Focus Fund	62	24.33	8.59	2
Virtus GF Multi-Sector Income Fund	27	N/A	N/A	N/A

Variable Insurance Funds
Virtus KAR Capital Growth Series	238	21.80	20.49	17
Virtus SGA International Growth Series	148	4.63	9.87	99
Virtus Newfleet Multi-Sector Intermediate Bond Series	118	4.69	4.03	54
Virtus KAR Small-Cap Growth Series	104	29.26	12.49	1
Virtus Rampart Enhanced Core Equity Series	97	11.30	15.27	83
Virtus Duff & Phelps Real Estate Securities Series	78	8.07	8.14	52
Virtus KAR Small-Cap Value Series	77	8.00	4.77	86
Virtus Strategic Allocation Series	77	12.60	12.36	5

Other Funds	59

	$42,870

(1)
Represents the average annual total return performance of the largest share class as measured by net assets for which performance data is available. Performance shown does not include the effect of applicable sales charges, if any. Had any applicable sales charges been reflected, performance would be lower than shown above.

(2)
Represents the average annual total return of the benchmark index. Benchmark indices are unmanaged, their returns do not reflect any fees, expenses or sales charges, and they are not available for direct investment. The Benchmark Index for each fund can be found in the respective fund's fact sheet on our website at https://www.virtus.com/investor-center/mutual-fund-documents.

(3)
Represents the peer ranking of the fund’s average annual total return according to Morningstar. The Morningstar Peer Group for each fund can be found in the respective fund's fact sheet on our website at https://www.virtus.com/investor-

center/mutual-fund-documents. Fund returns are reported net of fees.
Past performance does not guarantee future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost.

Operating Results

In 2019, total revenues increased 2.0%, or $11.0 million, to $563.2 million from $552.2 million in 2018 primarily due to higher revenues from an increase in average assets primarily as a result of the SGA Acquisition and positive market performance. Operating income increased by 10.3%, or $11.6 million, to $124.7 million in 2019 from $113.1 million in 2018, due to the same factors causing the increase in total revenues in addition to a decrease in expenses.

Assets Under Management by Product

The following table summarizes our assets under management by product:

	As of December 31,		As of Change
(in millions)	2019	2018	2019 vs. 2018%
Open-End Funds (1)	$42,870	$37,710	$5,160	13.7%
Closed-End Funds	6,748	5,956	792	13.3%
Exchange Traded Funds	1,156	668	488	73.2%
Retail Separate Accounts	20,414	14,998	5,416	36.1%
Institutional Accounts	32,635	27,445	5,190	18.9%
Structured Products	3,903	3,640	263	7.2%
Total Long-Term	107,726	90,417	17,309	19.1%
Liquidity (2)	1,178	1,613	(435)	(26.9)%
Total Assets Under Management	$108,904	$92,030	$16,874	18.3%
Average Long-Term Assets Under Management (3)	$100,472	$94,567	$5,905	6.2%
Average Assets Under Management (3)	$102,072	$96,278	$5,794	6.0%

(1)	Represents assets under management of U.S. retail funds, offshore funds and variable insurance funds.

(2)	Represents assets under management in liquidity strategies, including certain open-end funds and institutional accounts.

(3)	Averages are calculated as follows:
- Funds - average daily or weekly balances
- Retail Separate Accounts - average of prior-quarter ending balances or average of month-end balances
- Institutional Accounts and Structured Products - average of month-end balances

The following table summarizes asset flows by product:

Asset Flows by Product

(in millions)	Years Ended December 31,
	2019	2018
Open-End Funds (1)
Beginning balance	$37,710	$43,078
Inflows	10,835	14,836
Outflows	(13,029)	(17,098)
Net flows	(2,194)	(2,262)
Market performance	7,536	(2,522)
Other (2)	(182)	(584)
Ending balance	$42,870	$37,710
Closed-End Funds
Beginning balance	$5,956	$6,666
Inflows	44	22
Outflows	—	—
Net flows	44	22
Market performance	1,116	(289)
Other (2)	(368)	(443)
Ending balance	$6,748	$5,956
Exchange Traded Funds
Beginning balance	$668	$1,039
Inflows	784	290
Outflows	(279)	(342)
Net flows	505	(52)
Market performance	90	(163)
Other (2)	(107)	(156)
Ending balance	$1,156	$668
Retail Separate Accounts
Beginning balance	$14,998	$13,937
Inflows	3,315	3,061
Outflows	(1,790)	(2,440)
Net flows	1,525	621
Market performance	4,045	(736)
Other (2)	(154)	1,176
Ending balance	$20,414	$14,998
Institutional Accounts
Beginning balance	$27,445	$20,815
Inflows	4,777	4,144
Outflows	(5,720)	(6,543)
Net flows	(943)	(2,399)
Market performance	6,377	(992)
Other (2)	(244)	10,021
Ending balance	$32,635	$27,445
Structured Products
Beginning balance	$3,640	$3,299
Inflows	389	421
Outflows	(98)	(71)
Net flows	291	350
Market performance	173	180
Other (2)	(201)	(189)
Ending balance	$3,903	$3,640

Total Long-Term
Beginning balance	$90,417	$88,834
Inflows	20,144	22,774
Outflows	(20,916)	(26,494)
Net flows	(772)	(3,720)
Market performance	19,337	(4,522)
Other (2)	(1,256)	9,825
Ending balance	$107,726	$90,417
Liquidity (3)
Beginning balance	$1,613	$2,129
Other (2)	(435)	(516)
Ending balance	$1,178	$1,613
Total
Beginning balance	$92,030	$90,963
Inflows	20,144	22,774
Outflows	(20,916)	(26,494)
Net flows	(772)	(3,720)
Market performance	19,337	(4,522)
Other (2)	(1,691)	9,309
Ending balance	$108,904	$92,030

(1)	Represents assets under management of U.S. retail funds, offshore funds and variable insurance funds.

(2)
Represents open-end and closed-end fund distributions net of reinvestments, the net change in assets from liquidity strategies and the effect on net flows from non-sales related activities such as asset acquisitions/(dispositions), seed capital investments/(withdrawals), structured products reset transactions and the use of leverage.

(3)	Represents assets under management in liquidity strategies, including in certain open-end funds and institutional accounts.

The following table summarizes our assets under management by asset class:

	December 31,		Change
(in millions)	2019	2018	2019 vs. 2018%
Asset Class
Equity	$70,720	$53,297	$17,423	32.7%
Fixed income	31,186	33,425	(2,239)	(6.7)%
Alternatives (1)	5,820	3,695	2,125	57.5%
Total Long-term	107,726	90,417	17,309	19.1%
Liquidity (2)	1,178	1,613	(435)	(26.9)%
Total	$108,904	$92,030	$16,874	18.3%

(1)	Consists of real estate securities, mid-stream energy securities and master limited partnerships, options strategies and other.

(2)	Represents assets under management in liquidity strategies, including in certain open-end funds and institutional accounts.

Average Assets Under Management and Average Fees Earned

The following table summarizes the average management fees earned in basis points and average assets under management:

	Years Ended December 31,
	Average Fee Earned (expressed in basis points)		Average Assets Under Management (in millions) (2)
	2019	2018	2019	2018
Products
Open-End Funds (1)	56.1	53.0	$40,917	$43,623
Closed-End Funds	64.7	66.0	6,524	6,283
Exchange Traded Funds	22.1	17.9	1,012	985
Retail Separate Accounts	47.9	47.1	17,311	15,069
Institutional Accounts	31.3	32.1	30,834	24,966
Structured Products	36.9	43.1	3,874	3,641
All Long-Term Products	46.6	46.7	100,472	94,567
Liquidity (3)	10.1	10.4	1,600	1,711
All Products	46.0	46.0	$102,072	$96,278

(1) Represents assets under management of U.S. retail funds, offshore funds and variable insurance funds.
(2) Averages are calculated as follows:
- Funds - average daily or weekly balances
- Retail Separate Accounts - average of prior-quarter ending balances or average of month-end balances
- Institutional Accounts and Structured Products - average of month-end balances
(3) Represents assets under management in liquidity strategies, including certain open-end funds and institutional accounts.

Average fees earned represent investment management fees before the impact of consolidation of investment products ("CIP"), divided by average net assets. Fund fees are calculated based on average daily or weekly net assets. Retail separate account fees are calculated based on the end of the preceding or current quarter’s asset values or on an average of month-end balances. Institutional account fees are calculated based on an average of month-end balances or current quarter’s asset values. Structured product fees are calculated based on a combination of the underlying cash flows and the principal value of the product. Average fees earned will vary based on several factors, including the asset mix and expense reimbursements to funds.

The average fee rate earned on long-term products for 2019 decreased by 0.1 basis points compared to the prior year, primarily due to the impact of the lower blended fee rates of the assets from the SGA Acquisition, which impacted institutional accounts, and lower performance-related fees earned on our structured products, partially offset by changes in the underlying asset mix to higher fee earnings strategies in open-end funds.

Results of Operations
Summary Financial Data

	Years Ended December 31,		Change
(in thousands)	2019	2018	2019 vs. 2018%
Investment management fees	$461,477	$437,021	$24,456	5.6%
Other revenue	101,769	115,214	(13,445)	(11.7)%
Total revenues	563,246	552,235	11,011	2.0%
Total operating expenses	438,536	439,136	(600)	(0.1)%
Operating income (loss)	124,710	113,099	11,611	10.3%
Other income (expense), net	8,253	(23,180)	31,433	(135.6)%
Interest income (expense), net	7,722	19,122	(11,400)	(59.6)%
Income (loss) before income taxes	140,685	109,041	31,644	29.0%
Income tax expense (benefit)	35,177	32,961	2,216	6.7%
Net income (loss)	105,508	76,080	29,428	38.7%
Noncontrolling interests	(9,859)	(551)	(9,308)	1,689.3%
Net Income (Loss) Attributable to Stockholders	$95,649	$75,529	$20,120	26.6%
Preferred stockholder dividends	(8,337)	(8,337)	—	—%
Net Income (Loss) Attributable to Common Stockholders	87,312	67,192	20,120	29.9%
Earnings (loss) per share-diluted	$11.74	$8.86	$2.88	32.5%

Revenues

Revenues by source were as follows:

	Years Ended December 31,		Change
(in thousands)	2019	2018	2019 vs. 2018%
Investment management fees
Open-end funds	$229,637	$231,175	$(1,538)	(0.7)%
Closed-end funds	42,199	41,455	744	1.8%
Retail separate accounts	82,999	73,532	9,467	12.9%
Institutional accounts	96,429	77,711	18,718	24.1%
Structured products	6,381	9,622	(3,241)	(33.7)%
Other products	3,832	3,526	306	8.7%
Total investment management fees	461,477	437,021	24,456	5.6%
Distribution and service fees	40,898	50,715	(9,817)	(19.4)%
Administration and shareholder service fees	59,884	63,614	(3,730)	(5.9)%
Other income and fees	987	885	102	11.5%
Total revenues	$563,246	$552,235	$11,011	2.0%

Investment Management Fees

Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payments. Investment management fees increased by $24.5 million, or 5.6%, for the year ended December 31, 2019 due to a 6.0%, or $5.8 billion, increase in average assets under management, primarily as a result of market performance and the SGA Acquisition.

Distribution and Service Fees

Distribution and service fees are sales- and asset-based fees earned from open-end funds for marketing and distribution services. Distribution and service fees decreased by $9.8 million, or 19.4%, for the year ended December 31, 2019, primarily due to lower sales and average assets for open-end funds in share classes that have distribution and service fees.

Administration and Shareholder Service Fees

Administration and shareholder service fees represent fees earned for fund administration and shareholder services from our open-end mutual funds and certain of our closed-end funds. Fund administration and shareholder service fees decreased $3.7 million, or 5.9%, for the year ended December 31, 2019, primarily due to the decrease in average assets under management for our open-end funds.

Other Income and Fees

Other income and fees primarily represent contingent sales charges earned from investor redemptions of certain shares sold without a front-end sales charge. Other income and fees increased by an immaterial amount for the year ended December 31, 2019 compared to December 31, 2018.

Operating Expenses

Operating expenses by category were as follows:

	Years Ended December 31,		Change
(in thousands)	2019	2018	2019 vs. 2018%
Operating expenses
Employment expenses	$240,521	$238,501	$2,020	0.8%
Distribution and other asset-based expenses	82,099	92,441	(10,342)	(11.2)%
Other operating expenses	74,363	74,853	(490)	(0.7)%
Other operating expenses of CIP	4,015	3,515	500	14.2%
Restructuring and severance	2,302	87	2,215	2,546.0%
Depreciation expense	4,992	4,597	395	8.6%
Amortization expense	30,244	25,142	5,102	20.3%
Total operating expenses	$438,536	$439,136	$(600)	(0.1)%

Employment Expenses

Employment expenses consist of fixed and variable compensation and related employee benefit costs. Employment expenses of $240.5 million increased $2.0 million, or 0.8%, from the prior year ended December 31, 2018. The increase from the prior year reflected the full-year impact in 2019 from the addition of employees from the SGA Acquisition, partially offset by lower sales-based compensation.

Distribution and Other Asset-Based Expenses

Distribution and other asset-based expenses consist primarily of payments to third-party client intermediaries for providing services to investors in sponsored investment products. These payments are primarily based on percentages of sales, assets under management or revenues. These expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized on a straight-line basis over the periods in which commissions are generally recovered from distribution fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares. Distribution and other asset-based expenses decreased $10.3 million, or 11.2%, from the prior year due primarily to lower average open-end fund assets under management and a lower percentage of sales in share classes where we pay distribution and other asset-based expenses.

Other Operating Expenses

Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and distribution related costs, rent and occupancy expenses, and other business costs. Other operating expenses decreased $0.5 million, or 0.7%, to $74.4 million for the year ended December 31, 2019 from the prior year primarily due to costs incurred in the prior year related to the SGA Acquisition that did not recur in the current year, partially offset by the inclusion of SGA's other operating expenses for the full year in 2019.

Other Operating Expenses of CIP

Other operating expenses of CIP increased $0.5 million, or 14.2%, to $4.0 million for the year ended December 31, 2019 from the prior year primarily due to costs associated with the issuance of two new CLOs, partially offset by fewer consolidated mutual funds in the current year period versus the prior year period.

Restructuring and Severance

During the year ended December 31, 2019, we incurred $2.3 million in restructuring and severance costs primarily related to severance costs.

Depreciation Expense

Depreciation expense consists primarily of the straight-line depreciation of furniture, equipment and leasehold improvements. Depreciation expense increased $0.4 million, or 8.6%, to $5.0 million for the year ended December 31, 2019 primarily due to depreciation expense on new office space.

Amortization Expense

Amortization expense consists of the amortization of definite-lived intangible assets over their estimated useful lives. Amortization expense increased $5.1 million, or 20.3%, to $30.2 million for the year ended December 31, 2019 primarily due to an increase in definite lived intangible assets as a result of the SGA Acquisition.

Other Income (Expense), net

Other Income (Expense), net by category were as follows:

	Years Ended December 31,		Change
(in thousands)	2019	2018	2019 vs. 2018%
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	$7,044	$(5,217)	$12,261	(235.0)%
Realized and unrealized gain (loss) of CIP, net	(1,202)	(21,252)	20,050	(94.3)%
Other income (expense), net	2,411	3,289	(878)	(26.7)%
Total Other Income (Expense), net	$8,253	$(23,180)	$31,433	(135.6)%

Realized and Unrealized Gain (Loss) on Investments, net

Realized and unrealized gain (loss) on investments, net increased for the year ended December 31, 2019 by $12.3 million from the prior year. The change related to realized and unrealized gains on investments in the current year compared to realized and unrealized losses in the prior year, is consistent with global market performance in the current year compared to the prior year as evidenced by changes in the S&P 500 Index and MSCI World Index noted earlier.

Realized and Unrealized Gain (Loss) of CIP, net

Realized and unrealized gain (loss) of CIP, net decreased $20.1 million from the prior year. The change for the current year primarily consisted of a decrease in realized and unrealized losses on the investments of CIP of $36.0 million, primarily due to changes in market values of leveraged loans, offset by a $15.9 million decrease in unrealized gains on notes payable of CIP.

Other Income (Expense), net

Other income (expense), net decreased during the year ended December 31, 2019 by $0.9 million, or 26.7%, as compared to the prior year due to lower earnings on equity method investments.

Interest Income (Expense), net

Interest Income (Expense), net by category were as follows:

	Years Ended December 31,		Change
(in thousands)	2019	2018	2019 vs. 2018%
Interest Income (Expense)
Interest expense	$(19,473)	$(19,445)	$(28)	0.1%
Interest and dividend income	3,844	4,999	(1,155)	(23.1)%
Interest and dividend income of investments of CIP	115,356	98,356	17,000	17.3%
Interest expense of CIP	(92,005)	(64,788)	(27,217)	42.0%
Total Interest Income, net	$7,722	$19,122	$(11,400)	(59.6)%

Interest Expense

Interest expense remained relatively unchanged for the year ended December 31, 2019 compared to the prior year.

Interest and Dividend Income

Interest and dividend income is earned on cash equivalents and our marketable securities. Interest and dividend income decreased $1.2 million, or 23.1%, in 2019 compared to the prior year primarily due to lower average investment balances in the current year.

Interest and Dividend Income of Investments of CIP

Interest and dividend income of investments of CIP increased $17.0 million, or 17.3%, compared to the prior year primarily due to a higher balance of investments of our CIP compared to the prior year.

Interest Expense of CIP

Interest expense of CIP increased by $27.2 million, or 42.0%, compared to the prior year primarily due to higher average debt balances of CIP as well as $4.5 million of amortization of discounts on notes payable in the current year.

Income Tax Expense

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 25.0% and 30.2% for 2019 and 2018, respectively. The decrease in the estimated effective tax rate for the current year was primarily due to the change in the valuation allowance associated with various investments held.

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
Liquidity and Capital Resources
Certain Financial Data
The following tables summarize certain financial data relating to our liquidity and capital resources:

	December 31,		Change
(in thousands)	2019	2018	2019 vs. 2018%
Balance Sheet Data
Cash and cash equivalents	$221,781	$201,705	$20,076	10.0%
Investments	83,206	79,558	3,648	4.6%
Debt	277,839	329,184	(51,345)	(15.6)%
Redeemable noncontrolling interests	63,845	57,481	6,364	11.1%
Total equity	686,257	643,867	42,390	6.6%

	Years Ended December 31,		Change
(in thousands)	2019	2018	2019 vs. 2018%
Cash Flow Data
Provided by (used in)
Operating activities	$(36,723)	$(62,555)	$25,832	(41.3)%
Investing activities	4,448	(121,228)	125,676	(103.7)%
Financing activities	99,558	204,157	(104,599)	(51.2)%

Overview

At December 31, 2019, we had $221.8 million of cash and cash equivalents and $83.2 million of investments, which included $61.0 million of investment securities, compared to $201.7 million of cash and cash equivalents and $79.6 million of investments, which included $61.3 million of investment securities at December 31, 2018.

At December 31, 2019, we had $285.7 million outstanding under our term loan maturing June 1, 2024 and no outstanding borrowings under our $100.0 million revolving credit facility.

Uses of Capital

Our main uses of capital related to operating activities include payments of annual incentive compensation, interest on our indebtedness, income taxes and other operating expenses, which primarily consist of investment research, technology costs, professional fees, distribution and occupancy costs. Annual incentive compensation, which is one of the largest annual operating cash expenditures, is typically paid in the first quarter of the year. In the first quarter of 2019 and 2018, we paid approximately $76.2 million and $74.1 million, respectively, in incentive compensation earned during the years ended December 31, 2018 and 2017, respectively.

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

Capital and Reserve Requirements

We operate a broker-dealer subsidiary registered with the SEC that is subject to certain rules regarding minimum net capital. The broker-dealer is required to maintain a ratio of "aggregate indebtedness" to "net capital," as defined, which may not exceed 15 to 1, and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us, including additional reporting requirements, a lower required ratio of aggregate indebtedness to net capital or interruption of our business. At December 31, 2019, the ratio of aggregate indebtedness to net capital of our broker-dealer was below the maximum allowed, and net capital was significantly greater than the required minimum.

Balance Sheet

Cash and cash equivalents consist of cash in banks and money market fund investments. Investments consist primarily of investments in our sponsored funds. CIP represent investment products for which we provide investment management services and where we have either a controlling financial interest or we are considered the primary beneficiary of an investment product that is considered a variable interest entity.

Operating Cash Flow

Net cash used in operating activities of $36.7 million for 2019 decreased by $25.8 million from net cash used in operating activities of $62.6 million in 2018. The decrease was due primarily to a decrease in the net purchases of investments of CIP and by changes in our operating assets and liabilities and the operating assets and liabilities of CIP.

Investing Cash Flow

Cash flows from investing activities consist primarily of capital expenditures and other investing activities related to our business operations. Net cash provided by investing activities of $4.4 million for 2019 changed by $125.7 million from net cash used in investing activities of $121.2 million in 2018. The primary investing activities during 2019 were related to the increase in cash of $10.0 million from the consolidation of investment products partially offset by capital expenditures and other asset purchases of $7.6 million. The primary investing activity during 2018 was the $127.0 million SGA Acquisition.

Financing Cash Flow

Cash flows from financing activities consist primarily of the issuance of common and preferred stock, return of capital (through repurchases of common shares, dividends, withholding obligations for the net share settlement of employee share transactions), issuance and repayment of debt by us, and CIP and contributions to noncontrolling interests related to CIP. Net cash provided by financing activities decreased $104.6 million to $99.6 million in 2019 compared to net cash provided by financing activities of $204.2 million in the prior year, primarily due to the issuance of debt for the SGA Acquisition in 2018.

Credit Agreement

The Company's credit agreement, as amended (the "Credit Agreement") comprises (a) $365.0 million of seven-year term debt (the "Term Loan") expiring in June 2024 and (b) a $100.0 million five-year revolving credit facility (the "Credit Facility") expiring in June 2022. At December 31, 2019, $285.7 million was outstanding under the Term Loan, and there were no outstanding borrowings under the Credit Facility. In accordance with Accounting Standards Codification ("ASC") 835, Interest, the amounts outstanding under the Term Loan are presented in the Consolidated Balance Sheet net of related debt issuance costs, which were $7.9 million as of December 31, 2019.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2019:

	Payments Due
(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Lease obligations	$34.9	$5.9	$14.9	$6.9	$7.2
Term Loan (1)	337.2	15.6	45.8	275.8	—
Credit Facility, including commitment fee (1)	0.9	0.4	0.5	—	—
Minimum payments on service contracts (2)	17.2	9.8	6.1	1.3	—
Total	$390.2	$31.7	$67.3	$284.0	$7.2

(1)
At December 31, 2019, we had $285.7 million outstanding under our Term Loan, which has a variable interest rate, and no amounts outstanding under our Credit Facility. Payments due are estimated based on the variable interest rate and commitment fee rate in effect on December 31, 2019. Debt of CIP is excluded from the above table as we are not obligated for these amounts. See Part II, Item 8, "Financial Statements and Supplementary Data," Note 20 "Consolidation" for additional information.

(2)
Service contracts include contractual amounts that will be due to purchase goods and services to be used in our operations and may be canceled at earlier times than those indicated under certain conditions that may include termination fees.

Affiliate noncontrolling interests that are redeemable have been excluded from the above table as there is significant uncertainty as to the timing and amount of any noncontrolling interest purchase in the future. Accordingly, future payments to purchase noncontrolling interests have been excluded from the above table, unless a put or call option has been exercised and a mandatory firm commitment exists for us to purchase such noncontrolling interests.

The table above excludes approximately $1.2 million of unrecognized tax benefits accounted for under ASC 70, Income Taxes, as we are unable to reasonably estimate the ultimate amount or timing of any settlement. See Part II, Item 8, "Financial Statements and Supplementary Data," Note 10 "Income Taxes" for additional information.

Impact of New Accounting Standards

For a discussion of accounting standards, see Part II, Item 8, "Financial Statements and Supplementary Data," Note 2 "Summary of Significant Accounting Policies."

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

Consolidation

The consolidated financial statements include the Company's accounts, including our subsidiaries and investment products that are consolidated. Voting interest entities ("VOEs") are consolidated when we have a controlling financial interest, which is typically present when we own a majority of the voting interest in an entity or otherwise have the power to govern the financial and operating policies of the entity.

We evaluate any variable interest entities ("VIEs") in which we have a variable interest for consolidation. A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) where, as a group, the holders of the equity investment at risk do not possess: (i) the power, through voting or similar rights, to direct the activities that most significantly impact the entity’s economic performance; (ii) the obligation to absorb expected losses or the right to receive expected residual returns of the entity; or (iii) proportionate voting and economic interests and where substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor with disproportionately fewer voting rights. If an entity has any of these characteristics, it is considered a VIE and is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that has both the power to direct the activities that most significantly impact the VIE’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

CIP includes both VOEs, primarily consisting of open-end funds in which we hold a controlling financial interest, and VIEs, which primarily consist of CLOs of which we are considered the primary beneficiary. The consolidation and deconsolidation of these investment products have no impact on net income (loss) attributable to stockholders. Our risk with respect to these investment products is limited to our beneficial interests in these products. We have no right to the benefits from, and do not bear the risks associated with, these investment products beyond our investments in, and fees generated from, these products.

Noncontrolling Interests

Noncontrolling interests include third-party investments in CIP and minority interests held in an affiliate.

Noncontrolling interests - CIP

Represent third-party investments in our CIP and are classified as redeemable noncontrolling interests if investors in those products may request withdrawal at any time.

Noncontrolling interests - affiliate

Represent minority interests held in a consolidated affiliate. Minority interests held in an affiliate are subject to holder put rights and our call rights at established multiples of earnings before interest, taxes, depreciation and amortization and, as such, are considered redeemable at other than fair value. These rights are exercisable at pre-established intervals (between four and seven years from their issuance) or upon certain conditions such as retirement. The put and call rights are not legally detachable or separately exercisable and are deemed to be embedded in the related noncontrolling interests. We, in purchasing affiliate equity, have the option to settle in cash or shares of common stock and are entitled to the cash flow associated with any purchased equity. Minority interests held in an affiliate are generally recorded in our Consolidated Balance Sheets at estimated redemption value within redeemable noncontrolling interests, and changes in estimated redemption value of these interests are recorded in our Consolidated Statements of Operations within noncontrolling interests.

Fair Value Measurements and Fair Value of Financial Instruments

The Financial Accounting Standards Board (the "FASB") defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. ASC 820, Fair Value Measurement ("ASC 820"), establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation hierarchy contains three levels as follows:

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

The following is a discussion of the valuation methodologies used for our assets measured at fair value:

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

Debt securities and Investments - available for sale represent investments in CLOs for which we provide investment management services. The investments in collateralized loan obligations are measured at fair value based on independent third party valuations and are categorized as Level 2 or Level 3. The independent third party valuations are based on discounted cash flow analyses and comparable trade data.

Nonqualified retirement plan assets represent mutual funds within a nonqualified retirement plan whose fair value is determined based on their published net asset value and are categorized as Level 1.

Investments of CIP represent the underlying debt and equity securities held in sponsored products that we consolidate. Equity securities are valued at the official closing price on the exchange on which the securities are traded and are categorized within Level 1. Level 2 investments include certain equity securities for which closing prices are not readily available or are deemed to not reflect readily available market prices and are valued using an independent pricing service, as well as most debt securities that are valued based on quotations received from independent pricing services or from dealers who make markets in such securities. Pricing services do not provide pricing for all securities, and therefore indicative bids from dealers, which are based on pricing models used by market makers in the security, are utilized, and are also included within Level 2. Level 3 investments include debt and equity securities that are not widely traded, are illiquid and are priced by dealers based on pricing models used by market makers in the security. In certain instances, fair value has been determined utilizing discounted cash flow analyses or single broker non-binding quotes. Depending on the nature of the inputs, these assets are classified as Level 1, 2 or 3 within the fair value measurement hierarchy.

Notes payable of CIP represent notes issued by CLOs we consolidate and that are measured using the measurement alternative in ASC 820 for collateralized financing entities. Accordingly, the fair value of CLO liabilities was measured based on the fair value of CLO assets less the sum of (a) the fair value of our beneficial interests and (b) the carrying value of any beneficial interests that represent compensation for services.

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments. Marketable securities are reflected in the consolidated financial statements at fair value based upon publicly quoted market prices.

Goodwill

As of December 31, 2019, the carrying value of goodwill was $290.4 million. Goodwill represents the excess of the purchase price of acquisitions over the fair value of identified net assets and liabilities acquired. We have determined that we have only one reporting unit for purposes of assessing the carrying value of goodwill. Goodwill impairment testing is performed at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that the carrying value of the reporting unit is less than the fair value, a second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. We completed our annual goodwill impairment assessment as of October 31, 2019, and no impairment was identified. For purposes of this assessment, we considered various qualitative factors including, but not limited to, certain indicators of fair value (i.e., market capitalization and market multiplies for asset management businesses), and determined that it was more likely than not that the fair value of our reporting unit was greater than its carrying value. Only a significant decline in the fair value of our reporting unit would indicate that an impairment may exist.

Indefinite-Lived Intangible Assets

As of December 31, 2019, the carrying value of indefinite-lived intangible assets was $43.5 million. Indefinite-lived intangible assets comprise certain trade names and fund investment advisory contracts. We perform indefinite-lived intangible asset impairment tests annually, or more frequently, should circumstances change, which could reduce the fair value of indefinite-lived intangible assets below their carrying value. We completed our annual impairment assessment of these assets as of October 31, 2019, and no impairments were identified. For purposes of this assessment, we considered various qualitative factors for the investment advisory contracts related to the indefinite-lived intangible assets including, but not limited to, (a) the growth in assets under management, (b) the positive operating margins, and (c) the positive cash flows generated, and we determined that it was more likely than not that the fair value of indefinite-lived intangible assets was greater than their carrying value. Only a significant decline in the fair value of the indefinite-lived intangible assets would indicate that an impairment may exist.

Definite-Lived Intangible Assets

As of December 31, 2019, the carrying value of definite-lived intangible assets was $266.9 million. Definite-lived intangible assets comprise certain fund investment advisory contracts, trade names and non-competition agreements. We monitor the useful lives of definite-lived intangible assets and revise the useful lives, if necessary, based on the circumstances. Significant judgment is required in estimating the period that these assets will contribute to our cash flows and the pattern over which these assets will be consumed. A change in the remaining useful life of any of these assets could have a significant impact on amortization expense. All amortization expense is calculated on a straight-line basis. Impairment testing is performed whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine the carrying value of the definite-lived intangible assets is less than the sum of the undiscounted cash flows expected to result from the asset, we will quantify the impairment using a discounted cash flow model.

Revenue Recognition

Our revenues are recognized when a performance obligation is satisfied, which occurs when control of the services is transferred to customers. Investment management fees, distribution and service fees and administration and shareholder service fees are generally calculated as a percentage of average net assets of the investment portfolios managed. The net asset values from which investment management, distribution and service, and administration and shareholder service fees are calculated are variable in nature and subject to factors outside of our control such as additional investments, withdrawals and market performance. Because of this, they are considered constrained until the end of the contractual measurement period (monthly or quarterly) which is when asset values are generally determinable.

Investment Management Fees

We provide investment management services pursuant to investment management agreements through our affiliated investment advisers (each an "Adviser"). Investment management services represent a series of distinct daily services that are performed over time. Fees earned on funds are based on each fund’s average daily or weekly net assets that are generally received and calculated on a monthly basis. We record management fees net of investment management fees paid to unaffiliated subadvisers since we consider ourselves to be an agent of the fund as it relates to the day-to-day investment management services performed by unaffiliated subadvisers, with our performance obligation being to arrange for the provision of that service and not control the specified service before that service is performed. Amounts paid to unaffiliated subadvisers for the years ended December 31, 2019, 2018 and 2017 were $40.5 million, $46.7 million and $46.7 million, respectively.

Retail separate account fees are generally based on the end of the preceding or current quarter's asset values or on an average of month-end balances. Institutional account fees are generally based on an average of month-end balances or current quarter’s asset values. In certain instances, institutional fees may include performance fees that are based on relative investment returns. Fees for structured finance products, for which we act as the collateral manager, consist of senior, subordinated and, in certain instances, incentive management fees. Senior and subordinated management fees are calculated at a contractual fee rate applied against the end of the preceding quarter par value of the total collateral being managed with subordinated fees being recognized only after certain portfolio criteria are met. Incentive fees on certain of our CLOs are typically a percentage of the excess cash flows available to holders of the subordinated notes, above a threshold level internal rate of return.

We rely on data provided to us by service providers for the pricing of our assets under management. Our service providers have formal valuation policies and procedures over the valuation of investments. As of December 31, 2019, our total assets under management by fair value hierarchy level, as defined by ASC 820 were approximately 71.5% Level 1, 28.4% Level 2 and 0.1% Level 3.

Distribution and Service Fees

Distribution and service fees are asset-based fees earned from open-end funds for distribution services. Depending on the fund type or share class, these fees primarily consist of an asset-based fee that is paid by the fund over a period of years to cover allowable sales and marketing expenses for the fund or front-end sales charges that are based on a percentage of the offering price. Asset-based distribution and service fees are primarily based on percentages of the average daily net asset value and are paid monthly pursuant to the terms of the respective distribution and service fee contracts.

Distribution and service fees represent two performance obligations comprised of distribution and related shareholder servicing activities. Distribution services are generally satisfied upon the sale of a fund share. Shareholder servicing activities are generally services satisfied over time.

We distribute our open-end funds through third-party financial intermediaries that comprise national and regional broker-dealers. These third-party financial intermediaries provide distribution and shareholder service activities on our behalf. We pass related distribution and service fees to these third-party financial intermediaries for these services and consider ourselves the principal in these arrangements since we have control of the services prior to the services being transferred to the customer. These payments are classified within distribution and other asset-based expenses.

Administration & Shareholder Service Fees

We provide administrative fund services to our open-end funds and certain of our closed-end funds and shareholder services to our open-end funds. Administration and shareholder services are performed over time. We earn fees for these services, which are calculated and paid monthly, based on each fund’s average daily or weekly net assets. Administrative fund services include: record keeping, preparing and filing documents required to comply with securities laws, legal administration and compliance services, customer service, supervision of the activities of the funds’ service providers, tax services and treasury services. We also provide office space, equipment and personnel that may be necessary for managing and administering the business affairs of the funds. Shareholder services include maintaining shareholder accounts, processing shareholder transactions, preparing filings and performing necessary reporting.

Other income and fees consist primarily of redemption income on the early redemption of certain share classes of mutual funds.

Accounting for Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes, which requires recognition of the amount of taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the reported amounts in the Consolidated Financial Statements. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained, based on the technical merits of the position. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We record interest and penalties related to income taxes as a component of income tax expense.

Significant judgment is required in determining the provision for income taxes and, in particular, any valuation allowance that is recorded against our deferred tax assets. The methodology for determining the realizability of deferred tax assets includes consideration of taxable income in prior carryback year(s), if carryback is permitted under the tax law, as well as consideration of the reversal of deferred tax liabilities that are in the same period and jurisdiction and are of the same character as the temporary differences that gave rise to the deferred tax assets. Our methodology also includes estimates of future taxable income from operations, as well as the expiration dates and amounts of carryforwards related to net operating losses and capital losses. These estimates are projected through the life of the related deferred tax assets based on assumptions that we believe to be reasonable and consistent with demonstrated operating results. Changes in future operating results not currently forecasted may have a significant impact on the realization of deferred tax assets. Valuation allowances are provided when it is determined that it is more likely than not that the benefit of deferred tax assets will not be realized.

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
Market Risk

Substantially all of our revenues are derived from investment management, distribution and service, and administration and shareholder service fees, which are based on the market value of assets under management. Accordingly, a decline in the market value of assets under management would cause our revenues and income to decline. In addition, a decline in the market value of assets under management could cause our clients to withdraw their investments in favor of other investments offering higher returns or lower risk, which would cause our revenues and income to decline.

We are also subject to market risk due to a decline in the market value of our investments, which consist of marketable securities and our net interests in CIP. The following table summarizes the impact of a 10% increase or decrease in the fair values of these financial instruments:

	December 31, 2019
(in thousands)	Fair Value	10% Change
Investment Securities - Fair Value (1)	$60,990	$6,099
Our net interest in CIP (2)	135,307	13,531
Total Investments subject to Market Risk	$196,297	$19,630

(1)	If a 10% increase or decrease in fair values were to occur, it would result in a corresponding increase or decrease in our pre-tax earnings.

(2)
These represent our direct investments in investment products that are consolidated. Upon consolidation, these direct investments are eliminated, and the assets and liabilities of CIP are consolidated in the Consolidated Balance Sheet, together with a noncontrolling interest balance representing the portion of the CIP owned by third parties. If a 10% increase or decrease in the fair values of our direct investments in CIP were to occur, it would result in a corresponding increase or decrease in our pre-tax earnings.

Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. At December 31, 2019, we were exposed to interest rate risk as a result of approximately $145.8 million of investments in fixed and floating rate income products, which include our net interests in CIP. We considered a hypothetical 100 basis point change in interest rates and determined that the fair value of our fixed income investments could change by an estimated $2.2 million.

At December 31, 2019, we had $285.7 million outstanding under our Term Loan. The applicable margin on amounts outstanding under the Credit Agreement is 2.50%, in the case of LIBOR-based loans, and 1.50%, in the case of an alternate base rate loan. In each case the applicable margin is subject to a 25 basis point reduction if our secured net leverage ratio (as defined in the Credit Agreement) as of the last day of the preceding fiscal quarter is not greater than 1.00 to 1.00, as reflected in certain financial reports required under the Credit Agreement. Given our borrowings are floating rate, we considered a hypothetical 100 basis point change in the base rate of our outstanding borrowings and determined that annual interest expense would change by an estimated $2.8 million, either an increase or decrease, depending on the direction of the change in the base rate.

Item 8.	Financial Statements and Supplementary Data.
The audited consolidated financial statements, including the Report of Independent Registered Public Accounting Firm and the required supplementary quarterly information, required by this item are presented under Item 15 "Exhibits, Financial Statement Schedules" beginning on page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policy or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based upon the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report, which is included in Item 15 "Exhibits, Financial Statement Schedules" of this Annual Report on Form 10-K.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2020 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

Item 11.	Executive Compensation.
Information required by this Item 11 is incorporated herein by reference to our definitive proxy statement for our 2020 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Item 403 of Regulation S-K is incorporated herein by reference to our definitive proxy statement for our 2020 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

The following table sets forth information as of December 31, 2019 with respect to compensation plans under which shares of our common stock may be issued:

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (2)	535,030	$39.35	552,999
Equity compensation plans not approved by security holders	—	—	—
Total	535,030	$39.35	552,999

(1)
The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock unit awards ("RSUs") since recipients of such awards are not required to pay an exercise price to receive the shares subject to these awards.

(2)
Represents 6,654 shares of common stock issuable upon the exercise of stock options and 528,376 shares of our common stock issuable upon the vesting of RSUs outstanding under the Company’s Omnibus Incentive and Equity Plan (the "Omnibus Plan"). Of the 2,820,000 maximum number of shares of our common stock authorized for issuance under the Omnibus Plan, 107,901 shares of common stock have been issued on a cumulative basis in the form of direct grants to directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information required by this Item 13 is incorporated herein by reference to our definitive proxy statement for our 2020 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

Item 14.	Principal Accounting Fees and Services.
Information required by this Item 14 is incorporated herein by reference to our definitive proxy statement for our 2020 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements: The following Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements of Virtus are included in this Annual Report:
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017
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

(4)	Instruments Defining the Rights of Security Holders including Indentures
4.1	Specimen 7.25% Series D Mandatory Convertible Preferred Stock Share Certificate (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed on February 1, 2017)
4.2	Description of the Registrant's 7.25% Series D Mandatory Convertible Preferred Stock
4.3	Description of the Registrant's Common Stock
(10)	Material Contracts
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

10.5*
Change in Control Agreement between George R. Aylward and the Registrant, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.4 of the Registrant’s Amendment No. 4 to Form 10, filed December 19, 2008).

10.6*	Amended and Restated Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed May 16, 2019).
10.7*
Virtus Investment Partners, Inc. Non-Qualified Excess Investment Plan, effective as of November 1, 2008 (incorporated by reference to Exhibit 10.6 of the Registrant’s Amendment No. 2 to Form 10, filed November 14, 2008).

10.8*
First Amendment to the Virtus Investment Partners, Inc. Non-Qualified Excess Investment Plan, effective as of February 1, 2010 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, filed May 4, 2010).

10.9*
Virtus Investment Partners, Inc. Amended and Restated Executive Severance Allowance Plan, effective as of February 2, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed February 4, 2009).

10.10*
Form of Non-Qualified Stock Option Agreement under the Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q, filed May 13, 2009).

10.11*
Form of Restricted Stock Units Agreement under the Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q, filed May 13, 2009).

10.12*
Form of Performance Share Units Agreement under the Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.30 of the Registrant’s Quarterly Report on Form 10-Q, filed August 5, 2011).

10.13*	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2009).
10.14*	Offer Letter from the Registrant to Mark S. Flynn dated December 9, 2010 (incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K, filed March 1, 2012).
10.15*	Confidential Executive Separation Agreement and General Release of All Claims, dated January 25, 2019, by and between Mark S. Flynn and Virtus Investment Partners, Inc.
10.16*	Offer Letter from the Registrant to Barry M. Mandinach dated April 4, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, filed May 7, 2014).
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

10.19
Credit Agreement, dated as of June 1, 2017, by and among the Registrant, Morgan Stanley Senior Funding, Inc. as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed June 1, 2017).

10.20
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

10.21*
Form of Virtus Investment Partners, Inc. Performance Share Units Agreement (Special Integration Award) under the Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, filed May 8, 2017).

(21)	Subsidiaries of the Registrant
21.1	Virtus Investment Partners, Inc. Subsidiaries List.

(23)	Consents of Experts and Counsel
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
31.1	Certifications of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following information formatted in iXBRL (Inline Extensible Business Reporting Language): (a) Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018, (b) Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017, (c) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017, (d) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, (e) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017 and (f) Notes to Consolidated Financial Statements.

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
Dated: February 27, 2020

Virtus Investment Partners, Inc.

By:	/S/ MICHAEL A. ANGERTHAL
Michael A. Angerthal
Executive Vice President Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 27, 2020.

/S/ MARK C. TREANOR	/S/ GEORGE R. AYLWARD
Mark C. Treanor Director and Non-Executive Chairman	George R. Aylward President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ PETER L. BAIN	/S/ SUSAN S. FLEMING
Peter L. Bain Director	Susan S. Fleming Director

/S/ PAUL G. GREIG	/S/ TIMOTHY A. HOLT
Paul G. Greig Director	Timothy A. Holt Director

/S/ SHEILA HOODA	/S/ MELODY L. JONES
Sheila Hooda Director	Melody L. Jones Director

/S/ STEPHEN T. ZARRILLI	/S/ MICHAEL A. ANGERTHAL
Stephen T. Zarrilli Director	Michael A. Angerthal Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Virtus Investment Partners, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Virtus Investment Partners, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows, for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America (GAAP). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Consolidation - Consolidation of Investment Products - Refer to Notes 2 and 20 to the financial statements

Critical Audit Matter Description

The Company is required to consolidate investment products to which it provides investment management services when it (1) has a majority voting interest in an investment product that is a voting interest entity (VOE) or otherwise has the power to govern the financial and operating policies of the entity; or (2) it is considered the primary beneficiary of an investment product that is a variable interest entity (VIE). The Company is required to evaluate whether an investment product is a VOE or a VIE upon its initial involvement with the investment product, or the occurrence of a reconsideration event. This assessment involves management’s judgment and is determined based on a variety of factors including the capital structure of the investment product, the investment product’s activities, the equity investment at risk, and the proportionate voting and economic interests of the investors in the investment product including the Company.

For each investment product that is considered a VIE, the Company performs a primary beneficiary analysis to determine if it holds a controlling financial interest in the investment product. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The evaluation of these two criteria involves judgments to analyze the governing documents of the investment product. The level of judgment required may vary in significance based on the complexity of the voting rights and structure economic interests of the investment product and the facts and circumstances of the Company’s investment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to testing the consolidation assessment of VIEs included the following:

•	We tested the design and operating effectiveness of controls over management’s review of the consolidation analysis of new or modified investment products during the year.

•	We read the governing documents (including the collateral management agreement, preference share subscription agreement and credit agreement, if applicable) of each investment product to confirm that:

•	Key facts included in management’s consolidation analysis are consistent with the governing documents and the Company’s interests in the investment products;

•	Relevant terms impacting the consolidation analysis under GAAP were considered including the evaluation of whether the investment product is a VOE or VIE;

•
The Company’s assessment effectively identifies the primary beneficiary of those investment products considered to be VIEs through an analysis of the power to direct activities of the VIE and the obligation to absorb losses or the right to receive benefits from the VIE.

•	We involved specialists from our consolidation subject matter expert team to assist us in analyzing the appropriate application of GAAP where the accounting considerations were complex.

/s/ DELOITTE & TOUCHE LLP

Hartford, Connecticut
February 27, 2020

We have served as the Company's auditor since 2018.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Virtus Investment Partners, Inc.

Opinion on the Financial Statements

We have audited the consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flow of Virtus Investment Partners, Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 26, 2018, except for the change in the manner in which the Company accounts for restricted cash in the statement of cash flow discussed in Note 2 (not presented herein) to the consolidated financial statements appearing under Item 15 of the Company’s 2018 annual report on Form 10-K, as to which the date is February 27, 2019

We served as the Company's auditor from at least 1995 to 2018. We have not been able to determine the specific year we began serving as the auditor of the Company.

Virtus Investment Partners, Inc.
Consolidated Balance Sheets

(in thousands, except share data)	December 31, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$221,781	$201,705
Investments	83,206	79,558
Accounts receivable, net	74,132	70,047
Assets of consolidated investment products ("CIP")
Cash and cash equivalents of CIP	99,691	52,015
Cash pledged or on deposit of CIP	467	936
Investments of CIP	2,030,110	1,749,568
Other assets of CIP	23,612	31,057
Furniture, equipment and leasehold improvements, net	18,150	20,154
Intangible assets, net	310,391	338,812
Goodwill	290,366	290,366
Deferred taxes, net	15,879	22,116
Other assets	36,849	14,201
Total assets	$3,204,634	$2,870,535
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$101,377	$93,339
Accounts payable and accrued liabilities	23,308	27,926
Dividends payable	8,915	7,762
Debt	277,839	329,184
Other liabilities	40,507	20,010
Liabilities of CIP
Notes payable of CIP	1,834,535	1,620,260
Securities purchased payable and other liabilities of CIP	168,051	70,706
Total liabilities	2,454,532	2,169,187
Commitments and Contingencies (Note 12)
Redeemable noncontrolling interests	63,845	57,481
Equity:
Equity attributable to stockholders:
Series D mandatory convertible preferred stock, $0.01 par value, 1,150,000 shares authorized, issued and outstanding at December 31, 2019 and December 31, 2018	110,843	110,843
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 10,736,887 shares issued and 6,809,280 shares outstanding at December 31, 2019 and 10,552,624 shares issued and 6,997,382 shares outstanding at December 31, 2018	107	106
Additional paid-in capital	1,199,205	1,209,805
Retained earnings (accumulated deficit)	(215,216)	(310,865)
Accumulated other comprehensive income (loss)	9	(731)
Treasury stock, at cost, 3,927,607 and 3,555,242 shares at December 31, 2019 and December 31, 2018, respectively	(419,249)	(379,249)
Total equity attributable to stockholders	675,699	629,909
Noncontrolling interests	10,558	13,958
Total equity	686,257	643,867
Total liabilities and equity	$3,204,634	$2,870,535
The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except per share data)	2019	2018	2017
Revenues
Investment management fees	$461,477	$437,021	$331,075
Distribution and service fees	40,898	50,715	44,322
Administration and shareholder service fees	59,884	63,614	48,996
Other income and fees	987	885	1,214
Total revenues	563,246	552,235	425,607
Operating Expenses
Employment expenses	240,521	238,501	191,394
Distribution and other asset-based expenses	82,099	92,441	71,987
Other operating expenses	74,363	74,853	69,410
Other operating expenses of consolidated investment products ("CIP")	4,015	3,515	8,531
Restructuring and severance	2,302	87	10,580
Depreciation expense	4,992	4,597	3,497
Amortization expense	30,244	25,142	12,173
Total operating expenses	438,536	439,136	367,572
Operating Income (Loss)	124,710	113,099	58,035
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	7,044	(5,217)	2,973
Realized and unrealized gain (loss) of CIP, net	(1,202)	(21,252)	13,553
Other income (expense), net	2,411	3,289	1,635
Total other income (expense), net	8,253	(23,180)	18,161
Interest Income (Expense)
Interest expense	(19,473)	(19,445)	(12,007)
Interest and dividend income	3,844	4,999	2,160
Interest and dividend income of investments of CIP	115,356	98,356	49,323
Interest expense of CIP	(92,005)	(64,788)	(35,243)
Total interest income (expense), net	7,722	19,122	4,233
Income (Loss) Before Income Taxes	140,685	109,041	80,429
Income tax expense (benefit)	35,177	32,961	40,490
Net Income (Loss)	105,508	76,080	39,939
Noncontrolling interests	(9,859)	(551)	(2,927)
Net Income (Loss) Attributable to Stockholders	$95,649	$75,529	$37,012
Preferred stockholder dividends	(8,337)	$(8,337)	$(8,336)
Net Income (Loss) Attributable to Common Stockholders	$87,312	$67,192	$28,676
Earnings (Loss) per Share-Basic	$12.54	$9.37	$4.09
Earnings (Loss) per Share-Diluted	$11.74	$8.86	$3.96
Weighted Average Shares Outstanding-Basic	6,963	7,174	7,013
Weighted Average Shares Outstanding-Diluted	8,149	8,527	7,247
The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(in thousands)	2019	2018	2017
Net Income (Loss)	$105,508	$76,080	$39,939
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of ($5), $6 and ($4) for the years ended December 31, 2019, 2018 and 2017	14	(17)	12
Unrealized gain (loss) on available-for-sale securities, net of tax of $111 and $100 for the years ended December 31, 2018 and 2017, respectively	—	(292)	(388)
Other comprehensive income (loss)	14	(309)	(376)
Comprehensive income (loss)	105,522	75,771	39,563
Comprehensive (income) loss attributable to noncontrolling interests	(9,859)	(551)	(2,927)
Comprehensive income (loss) attributable to stockholders	$95,663	$75,220	$36,636

The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Permanent Equity												Temporary Equity
	Common Stock		Preferred Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Shareholders	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
(in thousands, except share data)	Shares	Par Value	Shares	Amount				Shares	Amount
Balances at December 31, 2016	5,889,013	$91	—	$—	$1,090,331	$(424,279)	$(224)	3,230,045	$(344,246)	$321,673	$—	$321,673	$37,266
Cumulative effect adjustment for adoption of ASU 2016-09	—	—	—	—	—	1,051	—	—	—	1,051	—	1,051	—
Net income (loss)	—	—	—	—	—	37,012	—	—	—	37,012	1,507	38,519	1,420
Net unrealized gain (loss) on securities available-for-sale	—	—	—	—	—	—	(388)	—	—	(388)	—	(388)
Foreign currency translation adjustment	—	—	—	—	—	—	12	—	—	12	—	12	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	—	—	15,160	15,160	(34,508)
Issuance of mandatory convertible preferred stock, net of offering costs	—	—	1,150,000	110,843	—	—	—	—	—	110,843	—	110,843	—
Cash dividends declared ($7.25 per preferred share)	—	—	—	—	(8,337)	—	—	—	—	(8,337)	—	(8,337)	—
Issuance of common stock for acquisition of business	213,669	2	—	—	21,738	—	—	—	—	21,740	—	21,740	—
Issuance of common stock, net of offering costs	1,046,500	11	—	—	109,316	—	—	—	—	109,327	—	109,327	—
Cash dividends declared ($1.80 per common share)	—	—	—	—	(13,545)	—	—	—	—	(13,545)	—	(13,545)	—
Repurchase of common shares	(66,244)	—	—	—	—	—	—	66,244	(7,502)	(7,502)	—	(7,502)	—
Issuance of common shares related to employee stock transactions	76,707	1	—	—	840	—	—	—	—	841	—	841	—
Taxes paid on stock-based compensation	—	—	—	—	(3,499)	—	—	—	—	(3,499)	—	(3,499)	—
Stock-based compensation	—	—	—	—	19,329	—	—	—	—	19,329	—	19,329	—
Balances at December 31, 2017	7,159,645	$105	1,150,000	$110,843	$1,216,173	$(386,216)	$(600)	3,296,289	$(351,748)	$588,557	$16,667	$605,224	$4,178
Adjustment for adoption of ASU 2016-01	—	—	—	—	—	(178)	178	—	—	—	—	—	—
Acquisition of business	—	—	—	—	—	—	—	—	—	—	—	—	55,500
Net income (loss)	—	—	—	—	—	75,529	—	—	—	75,529	36	75,565	515
Net unrealized gain (loss) on securities available-for-sale	—	—	—	—	—	—	(292)	—	—	(292)	—	(292)	—
Foreign currency translation adjustment	—	—	—	—	—	—	(17)	—	—	(17)	—	(17)	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	—	—	(2,745)	(2,745)	(2,712)
Cash dividends declared ($7.25 per preferred share)	—	—	—	—	(8,337)	—	—	—	—	(8,337)	—	(8,337)	—
Cash dividends declared ($2.00 per common share)	—	—	—	—	(15,267)	—	—	—	—	(15,267)	—	(15,267)	—
Repurchase of common shares	(258,953)	—	—	—	—	—	—	258,953	(27,501)	(27,501)	—	(27,501)	—
Issuance of common shares related to employee stock transactions	96,690	1	—	—	1,543	—	—	—	—	1,544	—	1,544	—
Taxes paid on stock-based compensation	—	—	—	—	(6,591)	—	—	—	—	(6,591)	—	(6,591)	—
Stock-based compensation	—	—	—	—	22,284	—	—	—	—	22,284	—	22,284	—
Balances at December 31, 2018	6,997,382	$106	1,150,000	$110,843	$1,209,805	$(310,865)	$(731)	3,555,242	$(379,249)	$629,909	$13,958	$643,867	$57,481

	Permanent Equity												Temporary Equity
	Common Stock		Preferred Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Shareholders	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
(in thousands, except share data)	Shares	Par Value	Shares	Amount				Shares	Amount
Net income (loss)	—	$—	—	$—	$—	$95,649	$—	—	$—	$95,649	$(1,027)	$94,622	$10,886
Foreign currency translation adjustment	—	—	—	—	—	—	14	—	—	14	—	14	—
Net subscriptions (redemptions) and other	—	—	—	—	838	—	—	—	—	838	(2,373)	(1,535)	(4,522)
Reclassification from other comprehensive (income) loss	—	—	—	—	—	—	726	—	—	726	—	726	—
Cash dividends declared ($7.25 per preferred share)	—	—	—	—	(8,337)	—	—	—	—	(8,337)	—	(8,337)	—
Cash dividends declared ($2.44 per common share)	—	—	—	—	(18,130)	—	—	—	—	(18,130)	—	(18,130)	—
Repurchase of common shares	(372,365)	—	—	—	—	—	—	372,365	(40,000)	(40,000)	—	(40,000)	—
Issuance of common shares related to employee stock transactions	184,263	1	—	—	1,552	—	—	—	—	1,553	—	1,553	—
Taxes paid on stock-based compensation	—	—	—	—	(7,696)	—	—	—	—	(7,696)	—	(7,696)	—
Stock-based compensation	—	—	—	—	21,173	—	—	—	—	21,173	—	21,173	—
Balances at December 31, 2019	6,809,280	$107	1,150,000	$110,843	$1,199,205	$(215,216)	$9	3,927,607	$(419,249)	$675,699	$10,558	$686,257	$63,845

The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Consolidated Statements of Cash Flow

	Years Ended December 31,
(in thousands)	2019	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$105,508	$76,080	$39,939
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense, intangible asset and other amortization	39,643	33,426	18,329
Stock-based compensation	22,230	23,100	20,327
Amortization of deferred commissions	2,940	3,847	2,308
Payments of deferred commissions	(2,097)	(4,218)	(2,871)
Equity in earnings of equity method investments	(2,600)	(3,703)	(1,678)
Realized and unrealized (gains) losses on investments, net	(6,855)	5,736	(3,237)
Distributions from equity method investments	828	4,178	911
Sales (purchases) of investments, net	9,057	4,995	20,444
Other non-cash items, net	—	39	345
Deferred taxes, net	5,982	10,429	22,835
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	(1,382)	24,794	(961)
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	(2,991)	(24,714)	11,468
Operating activities of consolidated investment products ("CIP"):
Realized and unrealized (gains) losses on investments of CIP, net	(106)	18,706	(14,051)
Purchases of investments by CIP	(1,029,746)	(1,106,991)	(923,519)
Sales of investments by CIP	810,749	874,279	615,565
Net proceeds (purchases) of short term investments by CIP	4,402	(552)	595
(Purchases) sales of securities sold short by CIP, net	1,241	209	256
Change in other assets of CIP	998	(628)	(255)
Change in liabilities of CIP	971	(1,567)	5,284
Amortization of discount on notes payable of CIP	4,505	—	5,107
Net cash provided by (used in) operating activities	(36,723)	(62,555)	(182,859)
Cash Flows from Investing Activities:
Capital expenditures and other asset purchases	(7,555)	(11,717)	(1,511)
Change in cash and cash equivalents of CIP due to consolidation (deconsolidation), net	9,980	(113)	(604)
Acquisition of business, net of cash acquired	—	(126,995)	(393,446)
Sale of available-for-sale securities	2,023	37,785	—
Purchases of available-for-sale securities	—	(20,188)	(21,433)
Net cash provided by (used in) investing activities	4,448	(121,228)	(416,994)
Cash Flows from Financing Activities:
Issuance of debt	—	105,000	260,000
Payment of long term debt	(54,851)	(23,776)	(650)
Payment of contingent consideration	—	—	(51,690)
Payment of deferred financing costs	—	(3,810)	(15,549)
Borrowings (repayments) on credit facility and other debt	—	—	(30,970)
Repurchase of common shares	(40,000)	(27,501)	(7,502)
Preferred stock dividends paid	(8,338)	(8,338)	(6,253)
Common stock dividends paid	(16,977)	(14,038)	(12,581)
Proceeds from exercise of stock options	726	819	111
Taxes paid related to net share settlement of restricted stock units	(7,696)	(6,591)	(3,499)
Proceeds from issuance of mandatory convertible preferred stock, net of issuance costs	—	—	111,004
Proceeds from issuance of common stock, net of issuance costs	—	—	109,487
Net subscriptions received from (redemptions/distributions paid to) noncontrolling interests	(4,685)	(5,512)	30,047
Financing activities of CIP

Contributions (redemptions) of CIP	12,471	—	—
Borrowings by CIP	414,605	857,404	474,009
Payments on borrowings by CIP	(195,697)	(669,500)	(105,500)
Net cash provided by (used in) financing activities	99,558	204,157	750,464
Net increase (decrease) in cash and cash equivalents	67,283	20,374	150,611
Cash, cash equivalents and restricted cash, beginning of year	254,656	234,282	83,671
Cash, cash equivalents and restricted cash, end of year	$321,939	$254,656	$234,282

Supplemental Disclosure of Cash Flow Information
Interest paid	$18,072	$11,846	$8,147
Income taxes paid, net	29,062	23,800	12,149
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital expenditures	$(1,791)	$2,165	$70
Preferred stock dividends payable	2,084	2,084	2,084
Common stock dividends payable	4,562	3,849	965
Increase (Decrease) to noncontrolling interests due to consolidation (deconsolidation) of CIP, net	(13,926)	56	(65,576)
Stock issued for acquisition of business	—	—	21,738
Accrued stock issuance costs	—	—	332

	December 31,
($ in thousands)	2019	2018
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$221,781	$201,705
Cash of consolidated investment products	99,691	52,015
Cash pledged or on deposit of consolidated investment products	467	936
Cash, cash equivalents and restricted cash at end of year	$321,939	$254,656

The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Notes to Consolidated Financial Statements

1. Organization and Business

Virtus Investment Partners, Inc. (the "Company," "we," "us," "our" or "Virtus"), a Delaware corporation, operates in the investment management industry through its subsidiaries.

The Company provides investment management and related services to individuals and institutions. The Company’s retail investment management services are provided to individuals through products consisting of U.S. 1940 Act mutual funds and Undertaking for Collective Investment in Transferable Securities ("UCITS" or "offshore funds" and collectively, with U.S. 1940 Act mutual funds, "open-end funds"), exchange traded funds ("ETFs"), closed-end funds (collectively, with open-end funds and ETFs, "funds") and retail separate accounts. Institutional investment management services are offered through separate accounts and pooled or commingled structures to a variety of institutional clients. The Company also provides subadvisory services to other investment advisers and serves as the collateral manager for structured products.

2. Summary of Significant Accounting Policies

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

The Company evaluates the appropriateness of consolidation of any variable interest entity ("VIEs") in which the Company has a variable interest. A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) where as a group, the holders of the equity investment at risk do not possess: (i) the power through voting or similar rights to direct the activities that most significantly impact the entity’s economic performance; (ii) the obligation to absorb expected losses or the right to receive expected residual returns of the entity; or (iii) proportionate voting and economic interests and where substantially all of the entity’s activities either involve or are conducted on behalf of an investor with disproportionately fewer voting rights. If an entity has any of these characteristics, it is considered a VIE and is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that has both the power to direct the activities that most significantly impact the VIE’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. See Note 20 for additional information related to the consolidation of investment products. Intercompany accounts and transactions have been eliminated.

Noncontrolling Interests

Noncontrolling interests include third-party investments in consolidated investment products ("CIP") and minority interests held in an affiliate.

Noncontrolling interests - CIP

Noncontrolling interests - CIP represent third-party investments in the Company's CIP and are classified as redeemable noncontrolling interests if investors in those products may request withdrawal at any time.

Noncontrolling interests - affiliate

Noncontrolling interests - affiliate represents minority interests held in a consolidated affiliate. These interests are subject to holder put rights and Company call rights at established multiples of earnings before interest, taxes, depreciation and amortization and, as such, are considered redeemable at other than fair value. The rights are exercisable at pre-established intervals (between four and seven years from their issuance) or upon certain conditions such as retirement. The put and call rights are not legally detachable or separately exercisable and are deemed to be embedded in the related noncontrolling interests. The Company, in purchasing affiliate equity, has the option to settle in cash or shares of the Company's common stock

Notes to Consolidated Financial Statements—(Continued)

and is entitled to the cash flow associated with any purchased equity. Minority interests in an affiliate are recorded at estimated redemption value within redeemable noncontrolling interests in the Consolidated Balance Sheets and any changes in the estimated redemption value are recorded in the Consolidated Statements of Operations within noncontrolling interests.

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

Segment Information

Accounting Standards Codification ("ASC") 280, Segment Reporting, establishes disclosure requirements relating to operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources to the segment and assess its performance. The Company operates in one business segment, namely as an asset manager providing investment management and related services for individual and institutional clients. The Company’s Chief Executive Officer is the Company’s chief operating decision maker. Although the Company provides disclosures regarding assets under management and other asset flows by product, the Company’s determination that it operates in one business segment is based on the fact that the same investment professionals manage both retail and institutional products, operational resources support multiple products, such products have the same or similar regulatory framework and the Company’s chief operating decision maker reviews the Company’s financial performance on a consolidated level. Investment managers within the Company are generally not aligned with specific product lines.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and money market fund investments.

Restricted Cash

The Company considers cash and cash equivalents of CIP and cash pledged or on deposit of CIP to be restricted as it is not available to the Company for its general operations.

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

Investment securities - available for sale

Investment securities - available for sale consist of investments in collateralized loan obligations ("CLOs") for which the Company provides investment management services and does not consolidate. These investments are carried at fair value in accordance with ASC 320.  Any unrealized appreciation or depreciation on available-for-sale securities, net of income taxes, is reported as a component of accumulated other comprehensive income in equity attributable to stockholders in the Consolidated Statement of Comprehensive Income.

On a quarterly basis, the Company conducts a review to assess whether other-than-temporary impairments exist on its available-for-sale investment securities. Other-than-temporary declines in value may exist if the fair value of an investment security has been below the carrying value for an extended period of time. If an other-than-temporary decline in value is

Notes to Consolidated Financial Statements—(Continued)

determined to exist, the unrealized investment loss, net of tax, is recognized in the Consolidated Statements of Operations in the period in which the decline occurs, and an accompanying permanent adjustment is made to accumulated other comprehensive income.

Equity Method Investments

Equity method investments consist of Company investments in noncontrolled entities, where the Company does not hold a controlling financial interest but has the ability to significantly influence operating and financial matters. Equity method investments are accounted for under the equity method of accounting in accordance with ASC 323, Investments-Equity Method and Joint Ventures. Under the equity method of accounting, the Company’s share of the noncontrolled entities' net income or loss is recorded in other income (expense), net in the Consolidated Statements of Operations. Distributions received reduce the Company’s investment. The investment is evaluated for impairment if events or changes indicate that the carrying amount exceeds its fair value. If the carrying amount of an investment does exceed its fair value and the decline in fair value is deemed to be other-than-temporary, an impairment charge will be recorded.

Non-qualified Retirement Plan Assets and Liabilities

The Company has a non-qualified retirement plan (the "Excess Incentive Plan") that allows certain employees to voluntarily defer compensation. Assets held in trust, which are considered investment securities, are included in investments at fair value in accordance with ASC 820, Fair Value Measurement ("ASC 820"); the associated obligations to participants, which approximate the fair value of the associated assets, are included in other liabilities in the Consolidated Balance Sheets. See Note 6 for additional information related to the Excess Incentive Plan.

Deferred Commissions

Deferred commissions, which are included in other assets in the Consolidated Balance Sheets, are commissions paid to broker-dealers on sales of certain mutual fund share classes. Deferred commissions are recovered by the receipt of monthly asset-based distributor fees from the mutual funds or contingent deferred sales charges received upon redemption of shares within the contingent deferred sales charge period, depending on the fund share class. The deferred costs resulting from the sale of shares are amortized on a straight-line basis over the period during which redemptions by the purchasing shareholder are subject to a contingent deferred sales charge, depending on the fund share class, or until the underlying shares are redeemed. Deferred commissions are periodically assessed for impairment. If impairment is indicated, impairment adjustments are recognized in operating income as a component of amortization of deferred commissions.

Furniture, Equipment and Leasehold Improvements, Net

Furniture, equipment and leasehold improvements are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of three to seven years for furniture and office equipment and three to five years for computer equipment and software. Leasehold improvements are depreciated over the shorter of the remaining estimated lives of the related leases or useful lives of the improvements. Major renewals or betterments are capitalized, and recurring repairs and maintenance are expensed as incurred.

Leases

The Company leases office space and equipment under various leasing arrangements. In accordance with ASU 2016-02, Leases, the Company's leases are evaluated and classified as either financing leases or operating leases, as appropriate. The Company recognizes a lease liability and a corresponding right of use (“ROU”) asset on the commencement date of any lease arrangement. The lease liability is initially measured at the present value of the future lease payments over the lease term using the rate implicit in the arrangement or, if not readily determinable, the Company's incremental borrowing rate. The Company determines its incremental borrowing rate through market sources, including relevant industry rates. A ROU asset is measured initially as the value of the lease liability plus initial direct costs and prepaid lease payments, and less lease incentives received. Lease expense is recognized on a straight-line basis over the lease term and is recorded within other operating expenses in the Consolidated Statement of Operations.

Notes to Consolidated Financial Statements—(Continued)

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of acquisitions and mergers over the identified assets and liabilities acquired. In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized. A single reporting unit has been identified for the purpose of assessing potential impairments of goodwill. An impairment analysis of goodwill is performed annually or more frequently, if warranted by events or changes in circumstances affecting the Company’s business. The Company follows the Financial Accounting Standards Board (the "FASB") Accounting Standards Update ("ASU") 2011-08, Testing Goodwill for Impairment, which provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The Company’s 2019 and 2018 annual goodwill impairment analysis did not result in any impairment charges.

Definite-lived intangible assets are comprised of certain fund investment advisory contracts, trade names and non-competition agreements. These assets are amortized on a straight-line basis over the estimated useful lives of such assets, which range from five to sixteen years. Definite-lived intangible assets are evaluated for impairment on an ongoing basis whenever events or circumstances indicate that the carrying value of the definite-lived intangible asset may not be recoverable. The Company determines if impairment has occurred by comparing estimates of future undiscounted cash flows to the carrying value of assets. Assets are considered impaired, and an impairment is recorded, if the carrying value exceeds the expected future undiscounted cash flows.

Indefinite-lived intangible assets are comprised of certain trade names and fund investment advisory contracts. These assets are tested for impairment annually or when events or changes in circumstances indicate the assets might be impaired. The Company follows ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which provides the option to perform a qualitative assessment of indefinite-lived intangible assets other than goodwill for impairment to determine if additional impairment testing is necessary. The Company’s 2019 and 2018 annual indefinite-lived intangible assets impairment analysis did not result in any impairment charges.

Treasury Stock

Treasury stock is accounted for under the cost method and is included as a deduction from equity in the Stockholders’ Equity section of the Consolidated Balance Sheets. Upon any subsequent resale, the treasury stock account is reduced by the cost of such stock.

Revenue Recognition

The Company's revenues are recognized when a performance obligation is satisfied, which occurs when control of the services is transferred to customers. Investment management fees, distribution and service fees, and administration and shareholder service fees are generally calculated as a percentage of average net assets of the investment portfolios managed. The net asset values from which investment management, distribution and service, and administration and shareholder service fees are calculated are variable in nature and subject to factors outside of the Company's control such as additional investments, withdrawals and market performance. Because of this, these fees are considered constrained until the end of the contractual measurement period (monthly or quarterly), which is when asset values are generally determinable.

Investment Management Fees

The Company provides investment management services pursuant to investment management agreements through its affiliated investment advisers (each an "Adviser"). Investment management services represent a series of distinct daily services that are performed over time. Fees earned on funds are based on each fund’s average daily or weekly net assets that are generally calculated and received on a monthly basis. The Company records investment management fees net of fees paid to unaffiliated subadvisers, as the Company considers itself an agent of the fund as it relates to the day-to-day investment management services performed by unaffiliated subadvisers, with the Company's performance obligation being to arrange for the provision of that service and not control the specified service before that service is performed. Amounts paid to unaffiliated subadvisers for the years ended December 31, 2019, 2018 and 2017 were $40.5 million, $46.7 million and $46.7 million, respectively.

Notes to Consolidated Financial Statements—(Continued)

Retail separate account fees are generally based on the end of the preceding or current quarter's asset values or on an average of month-end balances. Institutional account fees are generally based on an average of daily or month-end balances or the current quarter’s asset values. Fees for structured finance products, for which the Company acts as the collateral manager, consist of senior, subordinated and, in certain instances, incentive management fees. Senior and subordinated management fees are calculated at a contractual fee rate applied against the end of the preceding quarter par value of the total collateral being managed with subordinated fees being recognized only after certain portfolio criteria are met. Incentive fees on certain of the Company's CLOs are typically a percentage of the excess cash flows available to holders of the subordinated notes, above a threshold level internal rate of return.

Distribution and Service Fees

Distribution and service fees are primarily sales- and asset-based fees earned from open-end funds for marketing and distribution services. Depending on the fund type or share class, these fees primarily consist of an asset-based fee that is paid by the fund over a period of years to cover allowable sales and marketing expenses, or front-end sales charges that are based on a percentage of the offering price. Asset-based distribution and service fees are primarily earned as percentages of the average daily net assets value and are paid monthly pursuant to the terms of the respective distribution and service fee contracts.

Distribution and service fees represent two performance obligations comprised of distribution and related shareholder servicing activities. Distribution services are generally satisfied upon the sale of a fund share. Shareholder servicing activities are generally services satisfied over time.

The Company distributes its open-end funds through unaffiliated financial intermediaries that comprise national and regional broker-dealers. These unaffiliated financial intermediaries provide distribution and shareholder service activities on behalf of the Company. The Company passes related distribution and service fees to these unaffiliated financial intermediaries for these services and considers itself the principal in these arrangements since it has control of the services prior to the services being transferred to the customer. These payments are classified within distribution and other asset-based expenses.

Administration & Shareholder Service Fees

The Company provides administrative fund services to its open-end funds and certain of its closed-end funds and shareholder services to its open-end funds. Administration and shareholder services are performed over time. The Company earns fees for these services, that are calculated and paid monthly, based on each fund’s average daily or weekly net assets. Administrative fund services include: record keeping, preparing and filing documents required to comply with securities laws, legal administration and compliance services, customer service, supervision of the activities of the funds’ service providers, tax services and treasury services. The Company also provides office space, equipment and personnel that may be necessary for managing and administering the business affairs of the funds. Shareholder services include maintaining shareholder accounts, processing shareholder transactions, preparing filings and performing necessary reporting.

Other income and fees consist primarily of redemption income on the early redemption of certain share classes of mutual funds.

Advertising and Promotion

Advertising and promotional costs are expensed as incurred. These costs are classified in other operating expenses in the Consolidated Statements of Operations.

Stock-based Compensation

The Company accounts for stock-based compensation expense in accordance with ASC 718, Compensation—Stock Compensation ("ASC 718"), which requires the measurement and recognition of compensation expense for share-based awards based on the estimated fair value on the date of grant.

Restricted stock units ("RSUs") are stock awards that entitle the holder to receive shares of the Company’s common stock as the award vests over time or when certain performance metrics are achieved. The fair value of each RSU award is based on the fair market value price on the date of grant unless it contains a performance metric that is considered a "market condition." Compensation expense for RSU awards is recognized ratably over the vesting period on a straight-line basis. The value of

Notes to Consolidated Financial Statements—(Continued)

RSUs that contain a performance metric ("PSUs") is determined based on (a) the fair market value price on the date of grant, for awards that contain a performance metric that represents a "performance condition" in accordance with ASC 718 or (b) the Monte Carlo simulation valuation model for awards that contain a "market condition" performance metric under ASC 718. Compensation expense for PSU awards that contain a market condition is fixed at the date of grant and is not adjusted in future periods based upon the achievement of the market condition. Compensation expense for PSU awards with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes ("ASC 740"), which requires recognition of the amount of taxes payable or refundable for the current year as well as deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the reported amounts in the Consolidated Financial Statements.

The Company’s methodology for determining the realizability of deferred tax assets includes consideration of taxable income in prior carryback year(s), if carryback is permitted under the tax law, as well as consideration of the reversal of deferred tax liabilities that are in the same period and jurisdiction and are of the same character as the temporary differences that gave rise to the deferred tax assets. The Company’s methodology also includes estimates of future taxable income from its operations as well as the expiration dates and amounts of carry-forwards related to net operating losses and capital losses. These estimates are projected through the life of the related deferred tax assets based on assumptions that the Company believes to be reasonable and consistent with demonstrated operating results. Unanticipated changes in future operating results may have a significant impact on the realization of deferred tax assets. Valuation allowances are provided when it is determined that it is more likely than not that the benefit of deferred tax assets will not be realized.

Comprehensive Income

The Company reports all changes in comprehensive income in the Consolidated Statements of Changes in Stockholders’ Equity and the Consolidated Statements of Comprehensive Income. Comprehensive income includes net income (loss), foreign currency translation adjustments (net of tax) and unrealized gains and losses on investments classified as available-for-sale (net of tax).

Earnings per Share

Earnings per share ("EPS") is calculated in accordance with ASC 260, Earnings per Share. Basic EPS excludes dilution for potential common stock issuances and is computed by dividing basic net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, including (a) shares issuable upon the vesting of RSUs and stock option exercises using the treasury stock method and (b) shares issuable upon the conversion of the Company's mandatory convertible preferred stock, as determined under the if-converted method. For purposes of calculating diluted EPS, preferred stock dividends are subtracted from net income (loss) in periods in which utilizing the if-converted method would be anti-dilutive.

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

Notes to Consolidated Financial Statements—(Continued)

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

Recent Accounting Pronouncements

New Accounting Standards Implemented

In July 2018, the FASB issued ASU 2018-09, Codification Improvements. This standard, which does not prescribe any new accounting guidance, clarifies several different FASB ASC areas based on comments and suggestions made by various stakeholders. On January 1, 2019, the Company adopted this standard. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), with several amendments (collectively, "ASU 2016-02"). This standard requires a lessee to recognize assets and liabilities on the balance sheet arising from operating leases. For both finance leases and operating leases, the lease liability is initially measured at the present value of the future lease payments. In addition to the lease liability, companies are required to recognize a corresponding ROU asset initially measured as the value of the lease liability plus initial direct costs and prepaid lease payments, and less lease incentives received. ASU 2016-02 allows the option to apply its provisions at the effective date without adjusting comparative periods presented. The Company elected this optional transition method along with the package of practical expedients permitted under the standard, which allowed the Company to forgo (a) reassessing whether expired or existing non-lease contracts that commenced before January 1, 2019 contained an embedded lease, (b) reevaluating the accounting classification of our existing operating leases, and (c) determining whether initial direct costs related to existing leases should be capitalized. The Company also elected to combine lease and non-lease components in calculating the lease liability and ROU asset for operating leases. On January 1, 2019, the Company adopted this standard, which resulted in the recording of a ROU asset of $20.5 million and lease liability of $28.6 million representing a non-cash activity in the Consolidated Statements of Cash Flows. See Note 9 for further discussion.

New Accounting Standards Not Yet Implemented

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) ("ASU 2018-15"). This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, including an internal-use software license. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect that the adoption of this standard will have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). This standard modifies the disclosure requirements on fair value measurements and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company does not expect that the adoption of this standard will have a material impact on the Company's consolidated financial statements.

Notes to Consolidated Financial Statements—(Continued)

3. Revenues

Revenue Disaggregated by Source

The following table summarizes revenue by source:

	Years Ended December 31,
(in thousands)	2019	2018	2017 (1)
Investment management fees
Open-end funds	$229,637	$231,175	$175,260
Closed-end funds	42,199	41,455	44,687
Retail separate accounts	82,999	73,532	54,252
Institutional accounts	96,429	77,711	46,600
Structured products	6,381	9,622	6,302
Other products	3,832	3,526	3,974
Total investment management fees	461,477	437,021	331,075
Distribution and service fees	40,898	50,715	44,322
Administration and shareholder service fees	59,884	63,614	48,996
Other income and fees	987	885	1,214
Total revenues	$563,246	$552,235	$425,607

(1)	Prior period amounts have not been adjusted and are reported in accordance with historical accounting under ASC 605, Revenue Recognition.

4. Business Combinations

Sustainable Growth Advisers, LP ("SGA")

On July 1, 2018, the Company completed the acquisition of 70% of the outstanding limited partnership interests of SGA and 100% of the membership interests in its general partner, SGIA, LLC (the "Acquisition"). SGA is an investment manager specializing in growth equity investing in U.S. and global equity portfolios. The Acquisition expanded the Company's offerings of investment strategies and diversified the Company's client base, particularly with regard to institutional investors and international clients. The Company accounted for the acquisition in accordance with ASC 805, Business Combinations. The total purchase price of $129.5 million was allocated to the assets acquired, liabilities assumed and redeemable noncontrolling interests based upon their estimated fair values at the date of the Acquisition. Goodwill of $120.2 million and other intangible assets of $62.0 million were recorded as a result of the Acquisition. The Company expects $127.5 million of the purchase price to be tax deductible over 15 years. The Company completed its final assessment of the fair value of purchased receivables and acquired contracts as of June 30, 2019, with no incremental measurement period adjustments recorded.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the identified acquired assets, liabilities assumed and redeemable noncontrolling interests as of the acquisition date:

July 1, 2018
(in thousands)
Assets:
Cash and cash equivalents	$2,505
Investments	262
Accounts receivable	6,649
Furniture, equipment and leasehold improvements	70
Intangible assets	62,000
Goodwill	120,213
Other assets	659
Total Assets	192,358
Liabilities
Accrued compensation and benefits	824
Accounts payable and accrued liabilities	6,534
Total liabilities	7,358
Redeemable noncontrolling interests	55,500
Total Net Assets Acquired	$129,500

Identifiable Intangible Assets Acquired

In connection with the allocation of the purchase price, the Company identified the following intangible assets:

	July 1, 2018
	Approximate Fair Value	Weighted Average of Useful Life
	(in thousands)	(in years)
Definite-lived intangible assets:
Institutional and retail separate account investment contracts	$49,000	6
Trade name	7,000	10
Non-competition agreements	6,000	5
Total definite-lived intangible assets	$62,000

The following unaudited proforma condensed consolidated results of operations are provided for illustrative purposes only and assume that the Acquisition, including adjustments for transaction and integration expenses, occurred on January 1, 2017. This unaudited information should not be relied upon as indicative of historical results that would have been obtained if the Acquisition had occurred on that date, nor of the results that may be obtained in the future.

	Years Ended December 31,
(in thousands)	2018	2017
Total Revenues	$569,465	$454,156
Net Income (Loss) Attributable to Common Stockholders	$69,341	$26,175

Notes to Consolidated Financial Statements—(Continued)

5. Goodwill and Other Intangible Assets

Below is a summary of intangible assets, net:

	December 31,
(in thousands)	2019	2018
Definite-lived intangible assets, net:
Investment contracts and other	$489,570	$487,747
Accumulated amortization	(222,695)	(192,451)
Definite-lived intangible assets, net	266,875	295,296
Indefinite-lived intangible assets	43,516	43,516
Total intangible assets, net	$310,391	$338,812

Activity in goodwill and intangible assets, net was as follows:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Intangible assets, net
Balance, beginning of period	$338,812	$301,954	$38,427
Acquisitions	1,823	62,000	275,700
Amortization expense	(30,244)	(25,142)	(12,173)
Balance, end of period	$310,391	$338,812	$301,954
Goodwill
Balance, beginning of period	$290,366	$170,153	$6,788
Acquisitions	—	120,213	163,365
Balance, end of period	$290,366	$290,366	$170,153

Definite-lived intangible asset amortization for the next five years and thereafter is estimated as follows (in thousands):

Fiscal Year	Amount
2020	$30,127
2021	30,116
2022	29,992
2023	29,330
2024	23,689
2025 and Thereafter	123,621
$266,875

At December 31, 2019, the weighted average estimated remaining amortization period for definite-lived intangible assets is 10.7 years.

Notes to Consolidated Financial Statements—(Continued)

6. Investments

Investments consist primarily of investments in the Company's sponsored products. The Company’s investments, excluding the assets of CIP discussed in Note 20, at December 31, 2019 and 2018 were as follows:

	December 31,
(in thousands)	2019	2018
Investment securities - fair value	$60,990	$59,271
Investment securities - available for sale	—	2,023
Equity method investments	12,030	10,573
Nonqualified retirement plan assets	8,724	6,716
Other investments	1,462	975
Total investments	$83,206	$79,558

Investment Securities - fair value

Investment securities - fair value consist of investments in the Company's sponsored funds, separately managed accounts and trading debt securities. The composition of the Company’s investment securities - fair value were as follows:

December 31, 2019
(in thousands)	Cost	Fair Value
Investment Securities - fair value:
Sponsored funds	$44,588	$47,654
Equity securities	11,250	13,320
Debt securities	44	16
Total investment securities - fair value	$55,882	$60,990

December 31, 2018
(in thousands)	Cost	Fair Value
Investment Securities - fair value:
Sponsored funds	$43,507	$40,191
Equity securities	16,380	16,981
Debt securities	3,816	2,099
Total investment securities - fair value	$63,703	$59,271

For the years ended December 31, 2019 and December 31, 2018, the Company recognized a net realized gain of $0.8 million and $1.8 million, respectively, on the sale of its investment securities - fair value. For the year ended December 31, 2017, the Company recognized a net realized loss of $1.5 million on the sale of its investment securities - fair value.

Investments Securities - available for sale

The investment securities - available for sale consists of investments in CLOs for which the Company provides investment management services and does not consolidate. The Company had no investment securities - available for sale as of December 31, 2019. The composition of the Company’s investment securities - available for sale at December 31, 2018 were as follows:

December 31, 2018
(in thousands)	Cost	Unrealized Loss	Unrealized Gain	Fair Value
Investments in CLOs	$3,696	$(1,673)	$—	$2,023

Notes to Consolidated Financial Statements—(Continued)

Equity Method Investments

The Company's equity method investments primarily consist of investments in limited partnerships. For the years ended December 31, 2019, 2018 and 2017, distributions from equity method investments were $0.8 million, $4.2 million and $0.9 million, respectively. The remaining capital commitment for one of the Company's equity method investments at December 31, 2019 is $0.5 million.

Nonqualified Retirement Plan Assets

The Company's Excess Incentive Plan allows certain employees to voluntarily defer compensation. The Company holds the Excess Incentive Plan assets in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. Each participant is responsible for designating investment options for their contributions, and the ultimate distribution paid to each participant reflects any gains or losses on the assets realized while in the trust. Assets held in trust are included in investments and are carried at fair value utilizing Level 1 valuation techniques in accordance with ASC 320; the associated obligations to participants are included in other liabilities in the Consolidated Balance Sheets.

Other Investments

Other investments represent interests in entities not accounted for under the equity method such as the cost method.

7. Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of CIP discussed in Note 20, as of December 31, 2019 and December 31, 2018, by fair value hierarchy level were as follows:

December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$187,255	$—	$—	$187,255
Investment securities - fair value
Sponsored funds	47,654	—	—	47,654
Equity securities	13,320	—	—	13,320
Debt securities	—	16	—	16
Nonqualified retirement plan assets	8,724	—	—	8,724
Total assets measured at fair value	$256,953	$16	$—	$256,969

December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$158,596	$—	$—	$158,596
Investment securities - fair value
Sponsored funds	40,191	—	—	40,191
Equity securities	16,981	—	—	16,981
Debt securities	—	—	2,099	2,099
Investment securities - available for sale	—	—	2,023	2,023
Nonqualified retirement plan assets	6,716	—	—	6,716
Total assets measured at fair value	$222,484	$—	$4,122	$226,606

Notes to Consolidated Financial Statements—(Continued)

The following is a discussion of the valuation methodologies used for the Company’s assets measured at fair value.

Cash equivalents represent investments in money market funds. Cash investments in actively traded money market funds are valued using published net asset values and are categorized as Level 1.

Sponsored funds represent investments in open-end funds, closed-end funds and ETFs for which the Company acts as the investment manager. The fair value of open-end funds is determined based on their published net asset values and are categorized as Level 1. The fair value of closed-end funds and ETFs is determined based on the official closing price on the exchange on which they are traded on and are categorized as Level 1.

Equity securities represent securities traded on active markets and are valued at the official closing price (typically last sale or bid) on the exchange on which the securities are primarily traded and are categorized as Level 1.

Debt securities and Investments - available for sale primarily represent investments in CLOs for which the Company provides investment management services. The investments in CLOs are measured at fair value based on independent third- party valuations and are categorized as Level 2 and Level 3. The independent third-party valuations are based on discounted cash flow models and comparable trade data.

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

The following table is a reconciliation of assets for Level 3 investments for which significant unobservable inputs were used to determine fair value:

	Twelve Months Ended December 31,
(in thousands)	2019	2018
Level 3 Investments (1)
Balance at beginning of period	$4,122	$4,439
(Sales) purchases	(4,185)	1,326
Change in unrealized gain (loss), net	63	(1,643)
Balance at end of period	$—	$4,122

(1)	Investments that are categorized as Level 3 were valued utilizing third-party pricing information without adjustment.

Notes to Consolidated Financial Statements—(Continued)

8. Furniture, Equipment and Leasehold Improvements, Net

Furniture, equipment and leasehold improvements, net were as follows:

	December 31,
(in thousands)	2019	2018
Leasehold improvements	$19,871	$24,880
Furniture and office equipment	12,027	12,543
Computer equipment and software	5,434	6,811
	37,332	44,234
Accumulated depreciation and amortization	(19,182)	(24,080)
Furniture, equipment and leasehold improvements, net	$18,150	$20,154

9. Leases
All of the Company's leases qualify as operating leases and consist primarily of leases for office locations, which have remaining initial lease terms ranging from 1.3 to 10.3 years and a weighted average remaining lease term of 6.9 years. The Company has options to renew some of its leases for periods ranging from 3.0 to 15.0 years, depending on the lease. None of the Company's renewal options were considered reasonably assured of being exercised and, therefore, were excluded from the initial lease term used to determine the Company's ROU asset and lease liability. The Company's ROU asset, recorded in other assets, and lease liability, recorded in other liabilities in the Consolidated Balance Sheets, at December 31, 2019 were $21.0 million and $29.4 million, respectively. The weighted average discount rate used to measure the Company's lease liability was 4.73% at December 31, 2019.
Lease expense totaled $5.1 million, $6.9 million and $6.1 million for fiscal years 2019, 2018 and 2017, respectively. Cash payments relating to operating leases during 2019 were $5.0 million.
Lease liability maturities as of December 31, 2019 were as follows:

Amount (in thousands)
2020	$5,881
2021	5,774
2022	4,731
2023	4,406
2024	3,760
Thereafter	10,398
Total lease payments	34,950
Less: Imputed interest	5,548
Present value of lease liabilities	$29,402

Minimum aggregate rental payments required under operating leases that had initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2018 were as follows: $6.1 million in 2019; $6.5 million in 2020; $5.1 million in 2021; $3.9 million in 2022; $3.5 million in 2023; and $12.9 million thereafter.

Notes to Consolidated Financial Statements—(Continued)

10. Income Taxes

The components of the provision for income taxes were as follows:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Current
Federal	$23,066	$18,864	$15,670
State	6,129	3,668	1,985
Total current tax expense (benefit)	29,195	22,532	17,655
Deferred
Federal	3,535	5,901	20,895
State	2,447	4,528	1,940
Total deferred tax expense (benefit)	5,982	10,429	22,835
Total expense (benefit) for income taxes	$35,177	$32,961	$40,490

The following presents a reconciliation of the provision (benefit) for income taxes computed at the federal statutory rate to the provision (benefit) for income taxes recognized in the Consolidated Statements of Operations for the years indicated:

	Years Ended December 31,
(in thousands)	2019		2018		2017
Tax at statutory rate	$29,544	21%	$22,899	21%	$28,150	35%
State taxes, net of federal benefit	6,859	5	6,450	6	3,548	4
Effect of U.S. tax reform (the Tax Act)	—	—	—	—	13,074	16
Effect of net (income) loss attributable to noncontrolling interests	(968)	(1)	(171)	—	(1,017)	(1)
Change in valuation allowance	(1,330)	(1)	4,508	4	(2,613)	(3)
Other, net	1,072	1	(725)	(1)	(652)	(1)
Income tax expense (benefit)	$35,177	25%	$32,961	30%	$40,490	50%

The provision for income taxes reflects U.S. federal, state and local taxes at an effective tax rate of 25%, 30% and 50% for the years ended December 31, 2019, 2018 and 2017, respectively. The Company's tax position for the years ended December 31, 2019, 2018 and 2017 was impacted by changes in the valuation allowance related to the unrealized and realized gains and losses on the Company’s investments.

Notes to Consolidated Financial Statements—(Continued)

Deferred taxes resulted from temporary differences between the amounts reported in the consolidated financial statements and the tax basis of assets and liabilities. The tax effects of temporary differences were as follows:

	December 31,
(in thousands)	2019	2018
Deferred tax assets:
Intangible assets	$5,279	$7,352
Net operating losses	13,704	14,750
Compensation accruals	12,789	11,728
Lease liability	6,897	—
Investments	5,561	7,557
Capital losses	773	512
Other	581	942
Gross deferred tax assets	45,584	42,841
Valuation allowance	(6,844)	(8,439)
Gross deferred tax assets after valuation allowance	38,740	34,402
Deferred tax liabilities:
Intangible assets	(15,252)	(12,286)
Right of use asset	(5,263)	—
Fixed assets	(1,372)	—
Other investments	(975)	—
Gross deferred tax liabilities	(22,862)	(12,286)
Deferred tax assets, net	$15,878	$22,116

At each reporting date, the Company evaluates the positive and negative evidence used to determine the likelihood of realization of its deferred tax assets. The Company maintained a valuation allowance in the amount of $6.8 million and $8.4 million at December 31, 2019 and 2018, respectively, relating to deferred tax assets on items of a capital nature as well as certain state deferred tax assets.

As of December 31, 2019, the Company had net operating loss carry-forwards for federal income tax purposes represented by an $8.5 million deferred tax asset. The related federal net operating loss carry-forwards are scheduled to begin to expire in the year 2031. As of December 31, 2019, the Company had state net operating loss carry-forwards, varying by subsidiary and jurisdiction, represented by a $5.2 million deferred tax asset. The state net operating loss carry-forwards are scheduled to begin to expire in 2020.

Internal Revenue Code Section 382 ("Section 382") limits tax deductions for net operating losses, capital losses and net unrealized built-in losses after there is a substantial change in ownership in a corporation’s stock involving a 50 percentage point increase in ownership by 5% or larger stockholders. At December 31, 2019, the Company had pre-change losses represented by deferred tax assets totaling $10.6 million that are subject to Section 382 limits. The utilization of these assets is subject to an annual limitation of $1.1 million.

Activity in unrecognized tax benefits were as follows:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Balance, beginning of year	$—	$—	$—
Decrease related to tax positions taken in prior years	—	—	—
Increase related to positions taken in the current year	1,172	—	—
Balance, end of year	$1,172	$—	$—

Notes to Consolidated Financial Statements—(Continued)

 If recognized, $0.9 million of the $1.2 million gross unrecognized tax benefit balance would favorably impact the Company’s effective income tax rate. The Company does not expect any significant changes to its liability for unrecognized tax benefits during the next 12 months.

The Company recognizes interest and penalties related to income tax matters within income tax expense. The Company recorded no interest or penalties related to unrecognized tax benefits at December 31, 2019, 2018 and 2017.

The earliest federal tax year that remains open for examination is 2016. The earliest open years in the Company’s major state tax jurisdictions are 2010 for Connecticut and 2016 for all of the Company's remaining state tax jurisdictions.

11. Debt

Credit Agreement

The Company's credit agreement, as amended (the "Credit Agreement"), comprises (a) $365.0 million of seven-year term debt (the "Term Loan") expiring in June 2024, and (b) a $100.0 million five-year revolving credit facility (the "Credit Facility") expiring in June 2022. During the year ended December 31, 2019, the Company made principal loan payments of $54.9 million. At December 31, 2019, $285.7 million was outstanding under the Term Loan, and the Company had no borrowings under its Credit Facility. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented in the Consolidated Balance Sheets net of related debt issuance costs that were $7.9 million as of December 31, 2019.

Amounts outstanding under the Credit Agreement for the Term Loan and the Credit Facility bear interest at an annual rate equal to, at the option of the Company, either (a) LIBOR (adjusted for reserves) for interest periods of one, two, three or six months (or, solely in the case of the Credit Facility, if agreed to by each relevant lender, twelve months or periods less than one month), subject to a “floor” of 0% for the Credit Facility and 0.75% for the Term Loan, or (b) an alternate base rate, in either case plus an applicable margin. The applicable margin on amounts outstanding under the Credit Agreement is 2.50%, in the case of LIBOR-based loans, and 1.50% in the case of alternate base rate loans. In each case the applicable margin is subject to a 25 basis point reduction if the Company's secured net leverage ratio (as defined in the Credit Agreement) as of the last day of the preceding fiscal quarter is not greater than 1.00 to 1.00, as reflected in certain financial reports required under the Credit Agreement.

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

The obligations of the Company under the Credit Agreement are guaranteed by certain of its subsidiaries and secured by substantially all of the assets of the Company, subject to customary exceptions. The Credit Agreement contains customary affirmative and negative covenants, including covenants that affect, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, merge or dissolve, make investments, dispose of assets, engage in sale and leaseback transactions, purchase shares of our common stock, make distributions and dividends and pre-payments of junior indebtedness, engage in transactions with affiliates, enter into restrictive agreements, amend documentation governing junior indebtedness, modify its fiscal year, or modify its organizational documents, subject to customary exceptions, thresholds, qualifications and "baskets."

The Term Loan amortizes at the rate of 1.00% per annum payable in equal quarterly installments and is mandatorily repaid with: (a) 50% of the Company’s excess cash flow (as defined in the Credit Agreement) on an annual basis, declining to 25% if the Company’s secured net leverage ratio declines below 1.0 and further declining to 0% if the Company’s secured net leverage ratio declines below 0.5; (b) the net proceeds of certain asset sales, casualty or condemnation events, subject to customary reinvestment rights; and (c) the proceeds of any indebtedness incurred other than indebtedness permitted to be incurred by the Credit Agreement.

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

Notes to Consolidated Financial Statements—(Continued)

Future minimum Term Loan payments (exclusive of any mandatory excess cash flow repayments) as of December 31, 2019 were as follows:

Year	Amount
(in thousands)
2020	$3,652
2021	3,651
2022	3,652
2023	3,651
2024	271,117
$285,723

12. Commitments and Contingencies

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

13. Equity

Common Stock Repurchases

As of December 31, 2019, 4.2 million shares of the Company's common stock have been authorized to be repurchased under the Board of Directors approved share repurchase program and 252,438 shares remain available for repurchase.  Under the terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

Notes to Consolidated Financial Statements—(Continued)

During the year ended December 31, 2019, the Company repurchased a total of 372,365 common shares for approximately $40.0 million. As of December 31, 2019, the Company had repurchased a total of 3,927,607 shares of common stock at a weighted average price of $106.72 per share plus transaction costs for a total cost of $419.2 million.

Dividends

During the first and second quarters of the year ended December 31, 2019, the Board of Directors declared quarterly cash dividends on the Company's common stock of $0.55 each. During the third and fourth quarters of the year ended December 31, 2019, the Board of Directors declared quarterly cash dividends on the Company's common stock of $0.67 each. Total dividends declared on the Company's common stock were $18.1 million for the year ended December 31, 2019.

During each quarter of the year ended December 31, 2019, the Board of Directors declared quarterly cash dividends on the Company's preferred stock of $1.8125 each. Total dividends declared on the Company's preferred stock were $8.3 million for the year ended December 31, 2019.

At December 31, 2019, $8.9 million was included as dividends payable in liabilities in the Consolidated Balance Sheet. This balance represents the fourth quarter dividends of $2.1 million to be paid on February 15, 2020 for the Company's preferred stock shareholders of record as of January 31, 2020 and $6.8 million to be paid on February 15, 2020 for the Company's common stock shareholders of record as of January 31, 2020.

14. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss), by component, were as follows:

(in thousands)	Unrealized Gains (Losses) on Securities Available-for-Sale	Foreign Currency Translation Adjustments
Balance at December 31, 2018	$(726)	$(5)
Foreign currency translation adjustments, net of tax of $(5)	—	14
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of ($254)	726	—
Net current-period other comprehensive income (loss)	726	14
Balance at December 31, 2019	$—	$9

(in thousands)	Unrealized Gains (Losses) on Securities Available-for-Sale	Foreign Currency Translation Adjustments
Balance at December 31, 2017	$(612)	$12
Unrealized net gain (loss) on available-for-sale securities, net of tax of $111	(292)	—
Foreign currency translation adjustments, net of tax of $6	—	(17)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of ($61) (1)	178	—
Net current-period other comprehensive income (loss)	(114)	(17)
Balance at December 31, 2018	$(726)	$(5)

 (1) On January 1, 2018, the Company adopted amendments to ASC 825 pursuant to ASU 2016-01. This standard requires all equity investments (other than those accounted for under the equity method) to be measured at fair value with changes in the fair value recognized through net income.

Notes to Consolidated Financial Statements—(Continued)

15. Retirement Savings Plan

The Company sponsors a defined contribution 401(k) retirement plan (the "401(k) Plan") covering all employees who meet certain age and service requirements. Employees may contribute a percentage of their eligible compensation into the 401(k) Plan, subject to certain limitations imposed by the Internal Revenue Code. Through December 31, 2019, the Company matched employees’ contributions at a rate of 100% of employees’ contributions up to the first 5.0% of the employees’ compensation contributed to the 401(k) Plan. The Company’s matching contributions were $5.1 million, $5.2 million and $2.8 million in 2019, 2018 and 2017, respectively.

16. Stock-Based Compensation

Pursuant to the Company's Omnibus Incentive and Equity Plan (the "Plan"), officers, employees and directors may be granted equity-based awards, including restricted stock units ("RSUs"), performance stock units ("PSUs"), stock options and unrestricted shares of common stock. At December 31, 2019, 552,999 shares of common stock remain available for issuance of the 2,820,000 shares that are authorized for issuance under the Plan.
Stock-based compensation expense is summarized as follows:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Stock-based compensation expense	$22,232	$23,116	$20,288

Restricted Stock Units

Each RSU entitles the holder to one share of common stock when the restriction expires. RSUs generally have a term of one to three years and may be time-vested or performance-contingent (PSUs). Shares that are issued upon vesting are newly issued shares from the Plan and are not issued from treasury stock.
RSU activity for the year ended December 31, 2019 is summarized as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	552,238	$111.49
Granted	181,367	$108.42
Forfeited	(24,019)	$95.13
Settled	(181,210)	$98.20
Outstanding at December 31, 2019	528,376	$115.74

The grant-date intrinsic value of RSUs granted during the year ended December 31, 2019 was $19.7 million.

	Years Ended December 31,
(in millions, except per share values)	2019	2018	2017
Weighted-average grant-date fair value per share	$108.42	$131.16	$108.32
Fair value of RSUs vested	$17.8	$12.5	$11.3

For the years ended December 31, 2019, 2018 and 2017, a total of 66,441, 41,101 and 32,716 RSUs, respectively, were withheld through net share settlement by the Company to settle minimum employee tax withholding obligations. The Company paid $6.9 million, $5.3 million and $3.5 million for the years ended December 31, 2019, 2018 and 2017, respectively, in minimum employee tax withholding obligations related to RSUs withheld. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have been otherwise issued as a result of the vesting.

As of December 31, 2019 and 2018, unamortized stock-based compensation expense for outstanding RSUs was $27.8 million and $32.2 million, respectively, with a weighted average remaining contractual life of 1.3 years and 1.5 years, respectively. The Company did not capitalize any stock-based compensation expenses during the years ended December 31, 2019, 2018 and 2017.

Notes to Consolidated Financial Statements—(Continued)

During the years ended December 31, 2019 and 2018, the Company granted 52,960 and 68,803 PSUs included in the table above that contain performance-based metrics in addition to a service condition. Compensation expense for these PSUs is generally recognized over a three-year service period. For the years ended December 31, 2019 and 2018, total stock-based compensation expense included $7.5 million and $8.2 million, respectively, for PSUs. As of December 31, 2019 and 2018, unamortized stock-based compensation expense related to PSUs was $10.7 million and $11.4 million, respectively.
Stock Options
Stock option activity for the year ended December 31, 2019 is summarized as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	76,751	$12.86
Exercised	(70,097)	$10.35
Outstanding at December 31, 2019	6,654	$39.35
Vested and exercisable at December 31, 2019	6,654	$39.35

Stock options generally cliff vest after three years and have a contractual life of ten years. The weighted-average remaining contractual term for stock options outstanding at December 31, 2019 and December 31, 2018 was 0.8 and 0.5 years, respectively. The weighted-average remaining contractual term for stock options vested and exercisable at December 31, 2019 was 0.8 years. At December 31, 2019, the aggregate intrinsic value of stock options outstanding and vested and exercisable was $0.5 million. There were no unvested stock options at December 31, 2019. The total intrinsic value of stock options exercised for the years ended December 31, 2019, 2018 and 2017 was $6.4 million, $3.0 million and $2.5 million, respectively. Cash received from stock option exercises was $0.7 million, $0.8 million and $0.1 million for 2019, 2018 and 2017, respectively.

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

17. Earnings (Loss) Per Share

The computation of basic and diluted earnings (loss) per share was as follows:

	Years Ended December 31,
(in thousands, except per share amounts)	2019	2018	2017
Net Income (Loss)	$105,508	$76,080	$39,939
Noncontrolling interests	(9,859)	(551)	(2,927)
Net Income (Loss) Attributable to Stockholders	95,649	75,529	37,012
Preferred stock dividends	(8,337)	(8,337)	(8,336)
Net Income (Loss) Attributable to Common Stockholders	$87,312	$67,192	$28,676
Shares (in thousands):
Basic: Weighted-average number of shares outstanding	6,963	7,174	7,013
Plus: Incremental shares from assumed conversion of dilutive instruments	1,186	1,353	234
Diluted: Weighted-average number of shares outstanding	8,149	8,527	7,247
Earnings (Loss) per Share—Basic	$12.54	$9.37	$4.09
Earnings (Loss) per Share—Diluted	$11.74	$8.86	$3.96

The following table details the securities that have been excluded from the above computation of weighted-average number of shares for diluted EPS, because the effect would be anti-dilutive.

Notes to Consolidated Financial Statements—(Continued)

	Years Ended Years Ended December 31,
(in thousands)	2019	2018	2017
Restricted stock units and stock options	22	12	—
Preferred stock	—	—	897
Total anti-dilutive securities	22	12	897

18. Concentration of Credit Risk

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company. No funds provided 10 percent or more of the total revenues of the Company in the year ended December 31, 2019. The following funds provided 10 percent or more of the total revenues of the Company in fiscal 2018 and 2017:

(in thousands)	2018	2017
Virtus Newfleet Multi-Sector Short Term Bond Fund
Investment management, administration and shareholder service fees	$54,257	$44,577
Percent of total revenues	10%	11%
Virtus Vontobel Emerging Markets Opportunities Fund
Investment management, administration and shareholder service fees	$52,548	$48,826
Percent of total revenues	10%	12%

19. Redeemable Noncontrolling Interests

Redeemable noncontrolling interests for the year ended December 31, 2019 included the following amounts:

(in thousands)	CIP	Affiliate Noncontrolling Interests	Total
Balance at December 31, 2018	$2,384	$55,097	$57,481
Net income (loss) attributable to noncontrolling interests	1,809	3,432	5,241
Changes in redemption value (1)	—	5,645	5,645
Total net income (loss) attributable to noncontrolling interests	1,809	9,077	10,886
Net subscriptions (redemptions) and other	1,236	(5,758)	(4,522)
Balance at December 31, 2019	$5,429	$58,416	$63,845

(1)	Relates to noncontrolling interests redeemable at other than fair value.

20. Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries and investment products that are consolidated. VOEs are consolidated when the Company is considered to have a controlling financial interest, which is typically present when the Company owns a majority of the voting interest in an entity or otherwise has the power to govern the financial and operating policies of the entity.

The Company evaluates any VIEs in which the Company has a variable interest for consolidation. A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support, or (b) where as a group, the holders of the equity investment at risk do not possess (i) the power through voting or similar rights to direct the activities that most significantly impact the entity’s economic performance; (ii) the obligation to absorb expected losses or the right to receive expected residual returns of the entity; or (iii) proportionate voting and economic interests and where substantially all of the entity’s activities either involve or are conducted on behalf of an

Notes to Consolidated Financial Statements—(Continued)

investor with disproportionately fewer voting rights. If an entity has any of these characteristics, it is considered a VIE and is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that has both the power to direct the activities that most significantly impact the VIE’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

In the normal course of its business, the Company sponsors various investment products, some of which are consolidated by the Company. CIP includes both VOEs, made up primarily of open-end funds in which the Company holds a controlling financial interest, and VIEs, which primarily consist of CLOs of which the Company is considered the primary beneficiary. The consolidation and deconsolidation of these investment products have no impact on net income (loss) attributable to stockholders. The Company’s risk with respect to these investment products is limited to its beneficial interests in these products. The Company has no right to the benefits from, and does not bear the risks associated with, these investment products beyond the Company’s investments in, and fees generated from, these products.
The following table presents the balances of CIP that, after intercompany eliminations, were reflected in the Consolidated Balance Sheets as of December 31, 2019 and 2018:

	As of December 31,
	2019			2018
		VIEs			VIEs
(in thousands)	VOEs	CLOs	Other	VOEs	CLOs	Other
Cash and cash equivalents	$2,665	$97,130	$363	$1,029	$51,363	$559
Investments	22,223	1,976,148	31,739	12,923	1,709,266	27,379
Other assets	1,563	21,450	599	228	30,426	403
Notes payable	—	(1,834,535)	—	—	(1,620,260)	—
Securities purchased payable and other liabilities	(2,964)	(164,887)	(200)	(823)	(69,737)	(146)
Noncontrolling interests	(3,865)	(10,558)	(1,564)	(2,348)	(13,958)	$(36)
Net interests in CIP	$19,622	$84,748	$30,937	$11,009	$87,100	$28,159

Consolidated CLOs

The majority of the Company's CIP that are VIEs are CLOs. At December 31, 2019, the Company consolidated five CLOs and one CLO in the warehouse stage. The financial information of certain CLOs is included in the Company's consolidated financial statements on a one-month lag based upon the availability of financial information. Majority-owned consolidated private funds, whose primary purpose is to invest in CLOs for which the Company serves as the collateral manager, are also included.

Investments of CLOs

The CLOs' investments of $2.0 billion at December 31, 2019 represent bank loan investments, which comprise the majority of the CLOs' portfolio asset collateral and are senior secured corporate loans across a variety of industries. These bank loan investments mature at various dates between 2020 and 2028 and pay interest at LIBOR plus a spread of up to 10.0%. The CLOs may elect to reinvest any prepayments received on bank loan investments between April 2020 and October 2021, depending on the CLO. Generally, subsequent prepayments received after the reinvestment period must be used to pay down the note obligations. At December 31, 2019, the unpaid principal balance of the bank loan investments exceeded the fair value by approximately $59.5 million. At December 31, 2019, there were no material collateral assets in default.

Notes Payable of CLOs

The CLOs hold notes payable with a total value, at par, of $2.0 billion, consisting of senior secured floating rate notes payable with a par value of $1.8 billion, warehouse facility debt of $8.3 million and subordinated notes with a par value of $193.0 million. These note obligations bear interest at variable rates based on LIBOR plus a pre-defined spread ranging from 0.8% to 8.7%. The principal amounts outstanding of the note obligations issued by the CLOs mature on dates ranging from October 2027 to April 2029.

Notes to Consolidated Financial Statements—(Continued)

The Company’s beneficial interests and maximum exposure to loss related to these consolidated CLOs is limited to (a) ownership in the subordinated notes and (b) accrued management fees. The secured notes of the consolidated CLOs have contractual recourse only to the related assets of the CLO and are classified as financial liabilities. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative prescribed by ASU 2014-13, results in the net assets of the consolidated CLOs shown above to be equivalent to the beneficial interests retained by the Company at December 31, 2019, as shown in the table below:

(in thousands)
Subordinated notes	$83,383
Accrued investment management fees	1,365
Total Beneficial Interests	$84,748

The following table represents income and expenses of the consolidated CLOs included in the Consolidated Statements of Operations for the period indicated:

Year Ended
December 31, 2019
(in thousands)
Income:
Realized and unrealized gain (loss), net	$(8,914)
Interest income	113,053
Total Income	$104,139

Expenses:
Other operating expenses	$3,367
Interest expense	92,005
Total Expense	95,372
Noncontrolling interests	1,028
Net Income (loss) attributable to CIP	$9,795

As summarized in the table below, the application of the measurement alternative as prescribed by ASU 2014-13 results in the consolidated net income summarized above to be equivalent to the Company’s own economic interests in the consolidated CLOs, which are eliminated upon consolidation:

Year Ended
December 31, 2019
(in thousands)
Distributions received and unrealized gains (losses) on the subordinated notes held by the Company	$1,541
Investment management fees	8,254
Total Economic Interests	$9,795

Fair Value Measurements of CIP
The assets and liabilities of the CIP measured at fair value on a recurring basis by fair value hierarchy level were as follows:

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$97,130	$—	$—	$97,130
Debt investments	218	1,973,427	39,389	2,013,034
Equity investments	15,872	171	1,033	17,076
Total assets measured at fair value	$113,220	$1,973,598	$40,422	$2,127,240
Liabilities
Notes payable	$—	$1,834,535	$—	$1,834,535
Short sales	430	—	—	430
Total liabilities measured at fair value	$430	$1,834,535	$—	$1,834,965

As of December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$51,363	$—	$—	$51,363
Debt investments	5,306	1,724,714	6,848	1,736,868
Equity investments	12,700	—	—	12,700
Total assets measured at fair value	$69,369	$1,724,714	$6,848	$1,800,931
Liabilities
Notes payable	$—	$1,620,260	$—	$1,620,260
Short sales	707	—	—	707
Total liabilities measured at fair value	$707	$1,620,260	$—	$1,620,967

The following is a discussion of the valuation methodologies used for the assets and liabilities of the Company’s CIP measured at fair value.

Cash equivalents represent investments in money market funds. Cash investments in actively traded money market funds are valued using published net asset values and are classified as Level 1.

Debt and equity investments represent the underlying debt, equity and other securities held in CIP. Equity investments are valued at the official closing price on the exchange on which the securities are traded and are generally categorized within Level 1. Level 2 investments represent most debt securities, including bank loans and certain equity securities (including non-U.S. securities), for which closing prices are not readily available or are deemed to not reflect readily available market prices, and are valued using an independent pricing service. Debt investments are valued based on quotations received from independent pricing services or from dealers who make markets in such securities. Bank loan investments, which are included as debt investments are generally priced at the average mid-point of bid and ask quotations obtained from a third-party pricing service. Fair value may also be based upon valuations obtained from independent third-party brokers or dealers utilizing matrix pricing models that consider information regarding securities with similar characteristics. In certain instances, fair value has been determined utilizing discounted cash flow analyses or single broker non-binding quotes. Depending on the nature of the inputs, these assets are classified as Level 1, 2 or 3 within the fair value measurement hierarchy. Level 3 investments include debt and equity securities that are not widely traded, are illiquid, or are priced by dealers based on pricing models used by market makers in the security.

Notes payable represent notes issued by CIP CLOs and are measured using the measurement alternative in ASU 2014-13. Accordingly, the fair value of CLO liabilities was measured as the fair value of CLO assets less the sum of (a) the fair value of the beneficial interests held by the Company, and (b) the carrying value of any beneficial interests that represent compensation for services. The fair value of the beneficial interests held by the Company is based on third-party pricing information without adjustment.

Notes to Consolidated Financial Statements—(Continued)

Short sales are transactions in which a security is sold that is not owned or is owned but there is no intention to deliver, in anticipation that the price of the security will decline. Short sales are recorded in the Consolidated Balance Sheets within other liabilities of CIP and are classified as Level 1 based on the underlying equity security.

The securities purchase payable at December 31, 2019 and 2018 approximated fair value due to the short term nature of the instruments.

The following table is a reconciliation of assets and liabilities of CIP for Level 3 investments for which significant unobservable inputs were used to determine fair value.

	Year Ended December 31,
(in thousands)	2019	2018
Level 3 Investments of CIP (1)
Balance at beginning of period	$6,848	$34,781
Purchases	2,466	7,122
Sales	(7,310)	(13,895)
Amortization	(13)	19
Change in unrealized gains (losses), net	235	1,993
Realized gains (loss), net	(94)	562
Transfers to Level 2	(52,875)	(33,873)
Transfers from Level 2	91,165	10,139
Balance at end of period	$40,422	$6,848

(1)
The investments that are categorized as Level 3 were valued utilizing third-party pricing information without adjustment. All transfers are deemed to occur at the end of period. Transfers between Level 2 and Level 3 were due to a decrease in trading activities at period end.

Nonconsolidated VIEs

The Company serves as the collateral manager for other collateralized loan and collateralized bond obligations (collectively, "CDOs") that are not consolidated. The assets and liabilities of these CDOs reside in bankruptcy remote, special purpose entities in which the Company has no ownership of, nor holds any notes issued by, the CDOs, and provides neither recourse nor guarantees. The Company has determined that the investment management fees it receives for serving as collateral manager for these CDOs did not represent a variable interest since (a) the fees the Company earns are compensation for services provided and are commensurate with the level of effort required to provide the investment management services, (b) the Company does not hold other interests in the CDOs that individually, or in the aggregate, would absorb more than an insignificant amount of the CDOs' expected losses or receive more than an insignificant amount of the CDOs' expected residual return, and (c) the investment management arrangement only includes terms, conditions and amounts that are customarily present in arrangements for similar services negotiated at arm's length.

The Company has interests in certain other entities that are VIEs that the Company does not consolidate as it is not the primary beneficiary of those entities. The Company is not the primary beneficiary as its interest in these entities does not provide the Company with the power to direct the activities that most significantly impact the entities' economic performance. At December 31, 2019, the carrying value and maximum risk of loss related to the Company's interest in these VIEs was $14.4 million.

21. Subsequent Events

Preferred Stock Conversion
On February 3, 2020, 1,150,000 shares of mandatory convertible preferred stock ("MCPS") converted to 912,870 shares of the Company's common stock. Each share of MCPS converted to 0.7938 shares of common stock at a conversion price of $125.97 per share, subject to customary anti-dilution adjustments. The number of shares of common stock issuable upon conversion was determined based on the volume-weighted average price per share of the Company's common stock over the 20 consecutive trading day period beginning on, and including, the 22nd scheduled trading day immediately preceding the

Notes to Consolidated Financial Statements—(Continued)

mandatory conversion date.

Dividends Declared

On February 26, 2020, the Company declared a quarterly cash dividend of $0.67 per common share to be paid on May 15, 2020 to shareholders of record at the close of business on April 30, 2020.

22. Selected Quarterly Data (Unaudited)

	2019
($ in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$146,084	$145,955	$140,489	$130,718
Operating Income (Loss)	37,796	35,787	30,128	20,999
Net Income (Loss)	29,782	25,359	27,899	22,468
Net Income (Loss) Attributable to Common Stockholders	20,808	22,000	24,842	19,662
Earnings (loss) per share—Basic	$3.02	$3.17	$3.55	$2.80
Earnings (loss) per share—Diluted	$2.83	$2.95	$3.26	$2.61

	2018
($ in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$138,065	$152,210	$132,932	$129,028
Operating Income (Loss)	29,228	33,946	27,308	22,617
Net Income (Loss)	1,093	27,931	23,229	23,827
Net Income (Loss) Attributable to Common Stockholders	77	24,913	20,986	21,216
Earnings (loss) per share—Basic	$0.01	$3.47	$2.91	$2.95
Earnings (loss) per share—Diluted	$0.01	$3.19	$2.75	$2.77