Form 10-Q
period 2020-03-31
VIRTUS INVESTMENT PARTNERS, INC.
filed 2020-05-06
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
(800) 248-7971
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, $0.01 par value	VRTS	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock was 7,695,445 as of April 20, 2020.

VIRTUS INVESTMENT PARTNERS, INC.

"We," "us," "our," the "Company," and "Virtus" as used in this Quarterly Report on Form 10-Q, refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
Virtus Investment Partners, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share data)	March 31, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$158,456	$221,781
Investments	56,853	83,206
Accounts receivable, net	66,574	74,132
Assets of consolidated investment products ("CIP")
Cash and cash equivalents of CIP	227,941	99,691
Cash pledged or on deposit of CIP	7,229	467
Investments of CIP	2,189,757	2,030,110
Other assets of CIP	29,433	23,612
Furniture, equipment and leasehold improvements, net	17,147	18,150
Intangible assets, net	302,858	310,391
Goodwill	290,366	290,366
Deferred taxes, net	8,713	15,879
Other assets	36,730	36,849
Total assets	$3,392,057	$3,204,634
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$36,641	$101,377
Accounts payable and accrued liabilities	23,594	23,308
Dividends payable	7,187	8,915
Debt	251,465	277,839
Other liabilities	37,647	40,507
Liabilities of CIP
Notes payable of CIP	2,134,108	1,834,535
Securities purchased payable and other liabilities of CIP	147,834	168,051
Total liabilities	2,638,476	2,454,532
Commitments and Contingencies (Note 13)
Redeemable noncontrolling interests	87,115	63,845
Equity:
Equity attributable to stockholders:
Series D mandatory convertible preferred stock, $0.01 par value, 0 and 1,150,000 shares authorized, issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	110,843
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 11,733,976 shares issued and 7,695,413 shares outstanding at March 31, 2020 and 10,736,887 shares issued and 6,809,280 shares outstanding at December 31, 2019, respectively	117	107
Additional paid-in capital	1,304,868	1,199,205
Retained earnings (accumulated deficit)	(219,501)	(215,216)
Accumulated other comprehensive income (loss)	(16)	9
Treasury stock, at cost, 4,038,563 and 3,927,607 shares at March 31, 2020 and December 31, 2019, respectively	(429,249)	(419,249)
Total equity attributable to stockholders	656,219	675,699
Noncontrolling interests	10,247	10,558
Total equity	666,466	686,257
Total liabilities and equity	$3,392,057	$3,204,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Revenues
Investment management fees	$120,288	$105,918
Distribution and service fees	9,460	10,063
Administration and shareholder service fees	14,653	14,413
Other income and fees	165	324
Total revenues	144,566	130,718
Operating Expenses
Employment expenses	66,130	60,851
Distribution and other asset-based expenses	19,409	19,764
Other operating expenses	18,885	18,723
Operating expenses of consolidated investment products ("CIP")	6,749	451
Restructuring and severance	—	1,176
Depreciation expense	1,258	1,213
Amortization expense	7,533	7,541
Total operating expenses	119,964	109,719
Operating Income (Loss)	24,602	20,999
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	(7,544)	3,433
Realized and unrealized gain (loss) of CIP, net	(8,669)	(1,921)
Other income (expense), net	612	450
Total other income (expense), net	(15,601)	1,962
Interest Income (Expense)
Interest expense	(3,199)	(5,165)
Interest and dividend income	752	1,190
Interest and dividend income of investments of CIP	29,229	27,402
Interest expense of CIP	(24,486)	(19,701)
Total interest income (expense), net	2,296	3,726
Income (Loss) Before Income Taxes	11,297	26,687
Income tax expense (benefit)	10,291	4,219
Net Income (Loss)	1,006	22,468
Noncontrolling interests	(5,291)	(722)
Net Income (Loss) Attributable to Stockholders	(4,285)	21,746
Preferred stockholder dividends	—	(2,084)
Net Income (Loss) Attributable to Common Stockholders	$(4,285)	$19,662
Earnings (Loss) per Share—Basic	$(0.58)	$2.80
Earnings (Loss) per Share—Diluted	$(0.58)	$2.61
Weighted Average Shares Outstanding—Basic	7,422	7,015
Weighted Average Shares Outstanding—Diluted	7,422	8,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Net Income (Loss)	$1,006	$22,468
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $9 and $(3) for the three months ended March 31, 2020 and 2019, respectively	(25)	6
Other comprehensive income (loss)	(25)	6
Comprehensive income (loss)	981	22,474
Comprehensive (income) loss attributable to noncontrolling interests	(5,291)	(722)
Comprehensive Income (Loss) Attributable to Stockholders	$(4,310)	$21,752
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$1,006	$22,468
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense, intangible asset and other amortization	10,878	9,874
Stock-based compensation	3,621	5,629
Amortization of deferred commissions	517	980
Payments of deferred commissions	(518)	(455)
Equity in earnings of equity method investments	(657)	(496)
(Gain) Loss on extinguishment of debt	(705)	—
Realized and unrealized (gains) losses on investments, net	7,544	(3,292)
Sales (purchases) of investments, net	2,153	9,413
Deferred taxes, net	7,175	(1,705)
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	6,377	(2,732)
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	(64,917)	(60,857)
Operating activities of consolidated investment products ("CIP"):
Realized and unrealized (gains) losses on investments of CIP, net	6,581	1,497
Purchases of investments by CIP	(509,337)	(157,158)
Sales of investments by CIP	273,962	152,572
Net proceeds (purchases) of short term investments by CIP	(396)	(911)
(Purchases) sales of securities sold short by CIP, net	181	1,064
Change in other assets of CIP	(17)	578
Change in liabilities of CIP	932	316
Amortization of discount on notes payable of CIP	3,300	—
Net cash provided by (used in) operating activities	(252,320)	(23,215)
Cash Flows from Investing Activities:
Capital expenditures and other asset purchases	(358)	(2,568)
Change in cash and cash equivalents of CIP due to consolidation (deconsolidation), net	9,724	(1,571)
Sale of available-for-sale securities	—	2,044
Net cash provided by (used in) investing activities	9,366	(2,095)
Cash Flows from Financing Activities:
Payment of long term debt	(26,547)	(12,413)
Common stock dividends paid	(5,832)	(4,441)
Preferred stock dividends paid	(2,084)	(2,084)
Repurchases of common shares	(10,000)	(14,999)
Proceeds from exercise of stock options	101	449
Taxes paid related to net share settlement of restricted stock units	(3,551)	(4,804)
Net subscriptions received from (redemptions/distributions paid to) noncontrolling interests	728	6,012
Financing activities of CIP:
Payments on borrowings by CIP	(40,690)	—
Borrowings by CIP	402,516	1,000
Net cash provided by (used in) financing activities	314,641	(31,280)
Net increase (decrease) in cash, cash equivalents and restricted cash	71,687	(56,590)
Cash, cash equivalents and restricted cash, beginning of period	321,939	254,656
Cash, cash equivalents and restricted cash, end of period	$393,626	$198,066
Non-Cash Investing Activities:
Change in accrual for capital expenditures	$(20)	$(1,267)
Non-Cash Financing Activities:
Increase (decrease) to noncontrolling interests due to consolidation (deconsolidation) of CIP, net	$17,137	$(6,423)
Common stock dividends payable	$5,175	$3,865
Preferred stock dividends payable	$—	$2,084
Conversion of preferred stock to common stock	$115,000	$—

(in thousands)	March 31, 2020	December 31, 2019
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$158,456	$221,781
Cash of CIP	227,941	99,691
Cash pledged or on deposit of CIP	7,229	467
Cash, cash equivalents and restricted cash at end of period	$393,626	$321,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Permanent Equity												Temporary Equity
	Common Stock		Preferred Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Stockholders	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
(in thousands, except per share data)	Shares	Par Value	Shares	Amount				Shares	Amount
Balances at December 31, 2018	6,997,382	$106	1,150,000	$110,843	$1,209,805	$(310,865)	$(731)	3,555,242	$(379,249)	$629,909	$13,958	$643,867	$57,481
Net income (loss)	—	—	—	—	—	21,746	—	—	—	21,746	(453)	21,293	1,175
Foreign currency translation adjustments	—	—	—	—	—	—	6	—	—	6	—	6	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	—	—	(557)	(557)	347
Reclassification from other comprehensive (income) loss	—	—	—	—	—	—	726	—	—	726	—	726	—
Cash dividends declared ($1.8125 per preferred share)	—	—	—	—	(2,084)	—	—	—	—	(2,084)	—	(2,084)	—
Cash dividends declared ($0.55 per common share)	—	—	—	—	(4,152)	—	—	—	—	(4,152)	—	(4,152)	—
Repurchases of common shares	(147,962)	—	—	—	—	—	—	147,962	(14,999)	(14,999)	—	(14,999)	—
Issuance of common shares related to employee stock transactions	129,505	1	—	—	448	—	—	—	—	449	—	449	—
Taxes paid on stock-based compensation	—	—	—	—	(4,804)	—	—	—	—	(4,804)	—	(4,804)	—
Stock-based compensation	—	—	—	—	6,713	—	—	—	—	6,713	—	6,713	—
Balances at March 31, 2019	6,978,925	$107	1,150,000	$110,843	$1,205,926	$(289,119)	$1	3,703,204	$(394,248)	$633,510	$12,948	$646,458	$59,003
Balances at December 31, 2019	6,809,280	$107	1,150,000	$110,843	$1,199,205	$(215,216)	$9	3,927,607	$(419,249)	$675,699	$10,558	$686,257	$63,845
Net income (loss)	—	—	—	—	—	(4,285)	—	—	—	(4,285)	255	(4,030)	5,036
Foreign currency translation adjustments	—	—	—	—	—	—	(25)	—	—	(25)	—	(25)	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	—	—	(566)	(566)	18,234
Cash dividends declared ($0.67 per common share)	—	—	—	—	(6,180)	—	—	—	—	(6,180)	—	(6,180)	—
Repurchases of common shares	(110,956)	—	—	—	—	—	—	110,956	(10,000)	(10,000)	—	(10,000)	—
Conversion of preferred stock	912,806	9	(1,150,000)	(110,843)	110,834	—	—	—	—	—	—	—	—
Issuance of common shares related to employee stock transactions	84,283	1	—	—	100	—	—	—	—	101	—	101	—
Taxes paid on stock-based compensation	—	—	—	—	(3,550)	—	—	—	—	(3,550)	—	(3,550)	—
Stock-based compensation	—	—	—	—	4,459	—	—	—	—	4,459	—	4,459	—
Balances at March 31, 2020	7,695,413	$117	—	$—	$1,304,868	$(219,501)	$(16)	4,038,563	$(429,249)	$656,219	$10,247	$666,466	$87,115

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 ("2019 Annual Report on Form 10-K") filed with the Securities and Exchange Commission (the "SEC"). The Company’s significant accounting policies, which have been consistently applied, are summarized in its 2019 Annual Report on Form 10-K.

New Accounting Standards Implemented

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, including an internal-use software license. The Company adopted this standard on January 1, 2020. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). This standard modifies the disclosure requirements on fair value measurements. The Company adopted this standard on January 1, 2020. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

New Accounting Standards Not Yet Implemented

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). This standard clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, with the amendments to be applied on a prospective basis. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, "Income Taxes" and also improves consistent application by clarifying and amending existing guidance. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, with the amendments to be applied on a retrospective, modified retrospective or prospective basis, depending on the specific amendment. The Company is currently evaluating the impact of adopting this standard on its condensed consolidated financial statements.

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

Revenue Disaggregated by Source

The following table summarizes revenue by source:

	Three Months Ended March 31,
(in thousands)	2020	2019
Investment management fees
Open-end funds	$59,108	$53,293
Closed-end funds	10,179	10,019
Retail separate accounts	25,714	18,005
Institutional accounts	22,917	22,177
Structured products	1,574	1,647
Other products	796	777
Total investment management fees	120,288	105,918
Distribution and service fees	9,460	10,063
Administration and shareholder service fees	14,653	14,413
Other income and fees	165	324
Total revenues	$144,566	$130,718

4. Intangible Assets, Net

Below is a summary of intangible assets, net:

(in thousands)	March 31, 2020	December 31, 2019
Definite-lived intangible assets:
Investment contracts and other	$489,570	$489,570
Accumulated amortization	(230,228)	(222,695)
Definite-lived intangible assets, net	259,342	266,875
Indefinite-lived intangible assets	43,516	43,516
Total intangible assets, net	$302,858	$310,391

Activity in intangible assets, net was as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Intangible assets, net
Balance, beginning of period	$310,391	$338,812
Amortization	(7,533)	(7,541)
Balance, end of period	$302,858	$331,271

Definite-lived intangible asset amortization for the remainder of fiscal year 2020 and succeeding fiscal years is estimated as follows:

Fiscal Year	Amount (in thousands)
Remainder of 2020	$22,594
2021	30,116
2022	29,992
2023	29,330
2024	23,689
2025 and thereafter	123,621
$259,342

5. Investments
Investments consist primarily of investments in the Company's sponsored products. The Company's investments, excluding the assets of consolidated investment products ("CIP") discussed in Note 15, at March 31, 2020 and December 31, 2019 were as follows:

(in thousands)	March 31, 2020	December 31, 2019
Investment securities - fair value	$35,460	$60,990
Equity method investments (1)	12,575	12,030
Nonqualified retirement plan assets	7,166	8,724
Other investments	1,652	1,462
Total investments	$56,853	$83,206

(1)
The Company's equity method investments are valued on a three-month lag based upon the availability of financial information.  Therefore, the equity in earnings may not reflect the effects of the market disruption that occurred in the first quarter of 2020.

Investment Securities - fair value
Investment securities - fair value consist of investments in the Company's sponsored funds, separately managed accounts and trading debt securities. The composition of the Company’s investment securities - fair value was as follows:

	March 31, 2020		December 31, 2019
(in thousands)	Cost	Fair Value	Cost	Fair Value
Investment Securities - fair value
Sponsored funds	$26,188	$24,825	$44,588	$47,654
Equity securities	10,902	10,629	11,250	13,320
Debt securities	7	6	44	16
Total investment securities - fair value	$37,097	$35,460	$55,882	$60,990

For the three months ended March 31, 2020, the Company recognized realized losses of $0.3 million on the sale of its investment securities - fair value. For the three months ended March 31, 2019, the Company recognized realized losses of $0.8 million on investment securities - fair value.

6. Fair Value Measurements
The Company’s assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of CIP discussed in Note 15, as of March 31, 2020 and December 31, 2019 by fair value hierarchy level were as follows:
March 31, 2020

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$127,862	$—	$—	$127,862
Investment securities - fair value
Sponsored funds	24,825	—	—	24,825
Equity securities	10,629	—	—	10,629
Debt securities	—	6	—	6
Nonqualified retirement plan assets	7,166	—	—	7,166
Total assets measured at fair value	$170,482	$6	$—	$170,488

December 31, 2019

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$187,255	$—	$—	$187,255
Investment securities - fair value
Sponsored funds	47,654	—	—	47,654
Equity securities	13,320	—	—	13,320
Debt securities	—	16	—	16
Nonqualified retirement plan assets	8,724	—	—	8,724
Total assets measured at fair value	$256,953	$16	$—	$256,969

The following is a discussion of the valuation methodologies used for the Company’s assets measured at fair value:

Cash equivalents represent investments in money market funds. Cash investments in money market funds are valued using published net asset values and are classified as Level 1.

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

The Company had no Level 3 investments for the three-month period ended March 31, 2020. The following table is a reconciliation of assets for Level 3 investments for which significant unobservable inputs were used to determine fair value for the three months ended March 31, 2019:

Three Months Ended March 31,
(in thousands)	2019
Level 3 Investments (1)
Balance at beginning of period	$4,122
Purchases (sales), net	232
Change in realized and unrealized gain (loss), net	63
Balance at end of period	$4,417

(1)	The investments that are categorized as Level 3 were valued utilizing third-party pricing information without adjustment.

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

Common Stock Repurchases

During the three months ended March 31, 2020, the Company repurchased 110,956 common shares at a weighted average price of $90.10 per share, for a total cost, including fees and expenses, of $10.0 million under its share repurchase program. As of March 31, 2020, 141,482 shares remained available for repurchase. Under the terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

8. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2020 and 2019 were as follows:

(in thousands)	Unrealized Gains (Losses) on Securities Available-for-Sale	Foreign Currency Translation Adjustments
Balance at December 31, 2019	$—	$9
Foreign currency translation adjustments, net of tax of $9	—	(25)
Net current-period other comprehensive income (loss)	—	(25)
Balance at March 31, 2020	$—	$(16)

(in thousands)	Unrealized Gains (Losses) on Securities Available-for-Sale	Foreign Currency Translation Adjustments
Balance at December 31, 2018	$(726)	$(5)
Foreign currency translation adjustments, net of tax of $(3)	—	6
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $(254)	726	—
Net current-period other comprehensive income (loss)	726	6
Balance at March 31, 2019	$—	$1

9. Stock-Based Compensation

Pursuant to the Company's Omnibus Incentive and Equity Plan (the "Plan"), officers, employees and directors may be granted equity-based awards, including restricted stock units ("RSUs"), performance stock units ("PSUs"), stock options and unrestricted shares of common stock. At March 31, 2020, 364,416 shares of common stock remained available for issuance of the 2,820,000 shares that are authorized for issuance under the Plan.

Stock-based compensation expense is summarized as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Stock-based compensation expense	$3,621	$5,629

Restricted Stock Units

Each RSU entitles the holder to one share of common stock when the restriction expires. RSUs may be time-vested or performance-contingent (PSUs) and generally vest in one to three years. Shares that are issued upon vesting are newly issued shares from the Plan and are not issued from treasury stock.

RSU activity for the three months ended March 31, 2020 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	528,376	$115.74
Granted	190,372	$86.81
Forfeited	(1,789)	$123.14
Settled	(123,090)	$111.65
Outstanding at March 31, 2020	593,869	$107.29

For the three months ended March 31, 2020 and 2019, a total of 41,426 and 47,658 RSUs, respectively, were withheld by the Company as a result of net share settlements to settle minimum employee tax withholding obligations. The Company paid $3.6 million and $4.8 million for the three months ended March 31, 2020 and 2019, respectively, in minimum employee tax withholding obligations related to RSUs withheld for net share settlements. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have been otherwise issued as a result of the vesting.
During the three months ended March 31, 2020, the Company granted 68,371 PSUs, included in the table above, that contain performance-based metrics in addition to a service condition. Compensation expense for PSUs is generally recognized over a three-year service period based upon the value determined using a combination of (i) the intrinsic value method, for awards that contain a performance metric that represents a "performance condition" in accordance with ASC 718, and (ii) the Monte Carlo simulation valuation model for awards that contain a "market condition" performance metric under ASC 718.

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
As of March 31, 2020, unamortized stock-based compensation expense for unvested RSUs and PSUs was $33.1 million, with a weighted-average remaining amortization period of 1.7 years.

Stock Options

Stock options generally cliff vest after three years and have a contractual life of 10 years.

Stock option activity for the three months ended March 31, 2020 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	6,654	$39.35
Exercised	(3,145)	$31.74
Outstanding, vested and exercisable at March 31, 2020	3,509	$46.17

10. Earnings (Loss) Per Share
Basic earnings (loss) per share ("EPS") is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period, excluding dilution for potential common stock issuances. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, including: (i) shares issuable upon the vesting of RSUs and stock option exercises using the treasury stock method and (ii) shares issuable upon the conversion of the MCPS, as determined under the if-converted method. For purposes of calculating diluted EPS, preferred stock dividends have been subtracted from net income (loss) in periods in which utilizing the if-converted method would be anti-dilutive.

The computation of basic and diluted EPS is as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2020	2019
Net Income (Loss)	$1,006	$22,468
Noncontrolling interests	(5,291)	(722)
Net Income (Loss) Attributable to Stockholders	(4,285)	21,746
Preferred stock dividends	—	(2,084)
Net Income (Loss) Attributable to Common Stockholders	$(4,285)	$19,662
Shares:
Basic: Weighted-average number of shares outstanding	7,422	7,015
Plus: Incremental shares from assumed conversion of dilutive instruments	—	1,307
Diluted: Weighted-average number of shares outstanding	7,422	8,322
Earnings (Loss) per Share—Basic	$(0.58)	$2.80
Earnings (Loss) per Share—Diluted	$(0.58)	$2.61

The following table details the securities that have been excluded from the above computation of weighted-average number of shares for diluted EPS, because the effect would be anti-dilutive:

	Three Months Ended March 31,
(in thousands)	2020	2019
Restricted stock units and options	597	121
Preferred stock	321	—
Total anti-dilutive securities	918	121

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

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 91.1% and 15.8% for the three months ended March 31, 2020 and 2019, respectively. The increase in the estimated effective tax rate for the three months ended March 31, 2020 was primarily due to unrealized losses on various Company investments for which a valuation allowance is recorded.

12. Debt

Credit Agreement

The Company's credit agreement, as amended (the "Credit Agreement") is comprised of (i) $365.0 million of seven-year term debt (the "Term Loan") expiring in June 2024 and (ii) a $100.0 million five-year revolving credit facility (the "Credit Facility") expiring in June 2022. During the three months ended March 31, 2020, the Company reduced its Term Loan by $27.5 million, including the retirement of $10.0 million of principal for $8.9 million from certain debt holders in accordance with the prepayment provisions in the Credit Agreement. At March 31, 2020, $258.2 million was outstanding under the Term Loan, and the Company had no outstanding borrowings under its Credit Facility. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented on the Condensed Consolidated Balance Sheet net of related debt issuance costs, which were $6.7 million as of March 31, 2020.

13. Commitments and Contingencies
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

14. Redeemable Noncontrolling Interests

Redeemable noncontrolling interests represent third-party investments in the Company's CIP and minority interests held in a consolidated affiliate. Minority interests held in an affiliate are subject to holder put rights and Company call rights at established multiples of earnings before interest, taxes, depreciation and amortization and, as such, are considered redeemable at other than fair value. The rights are exercisable at pre-established intervals (between four and seven years from their issuance) or upon certain conditions such as retirement. The put and call rights are not legally detachable or separately exercisable and are deemed to be embedded in the related noncontrolling interests. The Company, in purchasing affiliate equity, has the option to settle in cash or shares of the Company's common stock and is entitled to the cash flow associated with any purchased equity. Minority interests in an affiliate are recorded at estimated redemption value within redeemable noncontrolling interests on the Company's Condensed Consolidated Balance Sheets, and changes in estimated redemption value of these interests are recorded in the Company’s Condensed Consolidated Statements of Operations within noncontrolling interests.

Redeemable noncontrolling interests for the three months ended March 31, 2020 included the following amounts:

(in thousands)	CIP	Affiliate Noncontrolling Interests	Total
Balances at December 31, 2019	$5,429	$58,416	$63,845
Net income (loss) attributable to noncontrolling interests	(1,987)	648	(1,339)
Changes in redemption value (1)	—	6,375	6,375
Total net income (loss) attributable to noncontrolling interests	(1,987)	7,023	5,036
Net subscriptions (redemptions) and other	21,504	(3,270)	18,234
Balances at March 31, 2020	$24,946	$62,169	$87,115

(1) Relates to noncontrolling interests redeemable at other than fair value.

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

The Company evaluates any variable interest entities ("VIEs") in which the Company has a variable interest for consolidation. A VIE is an entity in which either (i) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support, or (ii) where as a group, the holders of the equity investment at risk do not possess (x) the power through voting or similar rights to direct the activities that most significantly impact the entity’s economic performance; (y) the obligation to absorb expected losses or the right to receive expected residual returns of the entity; or (z) proportionate voting and economic interests and where substantially all of the entity’s activities either involve or are conducted on behalf of an investor with disproportionately fewer voting rights. If an entity has any of these characteristics, it is considered a VIE and is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that has both the power to direct the activities that most significantly impact the VIE’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

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

The following table presents the balances of CIP that, after intercompany eliminations, were reflected in the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019:

	As of
	March 31, 2020			December 31, 2019
		VIEs			VIEs
(in thousands)	VOEs	CLOs	Other	VOEs	CLOs	Other
Cash and cash equivalents	$11,790	$221,505	$1,875	$2,665	$97,130	$363
Investments	44,525	2,117,938	27,294	22,223	1,976,148	31,739
Other assets	6,485	22,532	416	1,563	21,450	599
Notes payable	—	(2,134,108)	—	—	(1,834,535)	—
Securities purchased payable and other liabilities	(8,419)	(138,977)	(438)	(2,964)	(164,887)	(200)
Noncontrolling interests	(23,540)	(10,247)	(1,406)	(3,865)	(10,558)	(1,564)
Net interests in CIP	$30,841	$78,643	$27,741	$19,622	$84,748	$30,937

Consolidated CLOs

The majority of the Company's CIP that are VIEs are CLOs. At March 31, 2020, the Company consolidated six CLOs. The financial information of certain CLOs is included in the Company's condensed consolidated financial statements on a one-month lag based upon the availability of the fund financial information. A majority-owned consolidated private fund, whose primary purpose is to invest in CLOs for which the Company serves as the collateral manager, is also included.

Investments of CLOs

The CLOs' held investments of $2.1 billion at March 31, 2020 consisting of bank loan investments, which comprise the majority of the CLOs' portfolio asset collateral and are senior secured corporate loans across a variety of industries. These bank loan investments mature at various dates between 2020 and 2028 and pay interest at LIBOR plus a spread of up to 9.00%. The CLOs may elect to reinvest any prepayments received on bank loan investments between April 2020 and January 2025, depending on the CLO. Generally, subsequent prepayments received after the reinvestment period must be used to pay down the note obligations. At March 31, 2020, the fair value of the senior bank loans exceeded the unpaid principal balance by $121.9 million. At March 31, 2020, there were no material collateral assets in default.

Notes Payable of CLOs

The CLOs held notes payable with a total value, at par, of $2.4 billion at March 31, 2020, consisting of senior secured floating rate notes payable with a par value of $2.2 billion and subordinated notes with a par value of $211.4 million. These note obligations bear interest at variable rates based on LIBOR plus a pre-defined spread ranging from 0.8% to 8.7%. The principal amounts outstanding of these note obligations mature on dates ranging from October 2027 to January 2033.

The Company’s beneficial interests and maximum exposure to loss related to these consolidated CLOs is limited to (i) ownership in the subordinated notes and (ii) accrued management fees. The secured notes of the consolidated CLOs have contractual recourse only to the related assets of the CLO and are classified as financial liabilities. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative prescribed by ASU 2014-13, Consolidation (Topic 810) ("ASU 2014-13") results in the net assets of the consolidated CLOs shown above to be equivalent to the beneficial interests retained by the Company at March 31, 2020, as shown in the table below:

(in thousands)
Subordinated notes	$77,325
Accrued investment management fees	1,318
Total beneficial interests	$78,643

As noted above, the financial information of certain CLOs are included in the Company's condensed consolidated financial statements on a one-month lag based upon the availability of financial information. The Company's beneficial interest consisting of subordinated notes in the CLOs decreased by approximately $20.0 million during the month of March 2020 primarily driven by decreases in the fair values of bank loan assets as result of the COVID-19 pandemic and its economic effects, which is not reflected in the CLOs current period results.

The following table represents income and expenses of the consolidated CLOs included in the Company’s Condensed Consolidated Statements of Operations for the period indicated:

(in thousands)	Three Months Ended March 31, 2020
Income:
Realized and unrealized gain (loss), net	$1,391
Interest income	28,748
Total income	30,139

Expenses:
Other operating expenses	6,631
Interest expense	24,486
Total expense	31,117
Noncontrolling interests	(255)
Net Income (loss) attributable to CIP	$(1,233)

As summarized in the table below, the application of the measurement alternative as prescribed by ASU 2014-13 results in the consolidated net income summarized above to be equivalent to the Company’s own economic interests in the consolidated CLOs, which are eliminated upon consolidation:

(in thousands)	Three Months Ended March 31, 2020
Distributions received and unrealized gains (losses) on the subordinated notes held by the Company	$(3,261)
Investment management fees	2,028
Total economic interests	$(1,233)

Fair Value Measurements of CIP

The assets and liabilities of CIP measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 by fair value hierarchy level were as follows:

As of March 31, 2020

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$221,505	$—	$—	$221,505
Debt investments	16,368	2,151,158	707	2,168,233
Equity investments	18,303	2,638	583	21,524
Derivatives	803	1,408	—	2,211
Total assets measured at fair value	$256,979	$2,155,204	$1,290	$2,413,473
Liabilities
Notes payable	$—	$2,134,108	$—	$2,134,108
Derivatives	333	1,443	—	1,776
Short sales	313	—	—	313
Total liabilities measured at fair value	$646	$2,135,551	$—	$2,136,197

As of December 31, 2019

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$97,130	$—	$—	$97,130
Debt investments	218	1,973,427	39,389	2,013,034
Equity investments	15,872	171	1,033	17,076
Total assets measured at fair value	$113,220	$1,973,598	$40,422	$2,127,240
Liabilities
Notes payable	$—	$1,834,535	$—	$1,834,535
Short sales	430	—	—	430
Total liabilities measured at fair value	$430	$1,834,535	$—	$1,834,965

The following is a discussion of the valuation methodologies used for the assets and liabilities of the Company’s CIP measured at fair value:

Cash equivalents represent investments in money market funds. Cash investments in money market funds are valued using published net asset values and are classified as Level 1.

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

Derivative assets and liabilities represent futures contracts, swaps contracts, option contracts and forward contracts held in CIP. Derivative instruments in an asset position are classified as other assets of CIP in the Condensed Consolidated Balance Sheets. Derivative instruments in a liability position are classified as liabilities of CIP within the Condensed Consolidated Balance Sheets. The change in fair value of such derivatives is recorded in realized and unrealized gain (loss) on investments of CIP, net, in the Condensed Consolidated Statements of Operations. Depending on the nature of the inputs, these derivative assets and liabilities are classified as Level 1, 2 or 3 within the fair value measurement hierarchy. In connection with entering into these derivative contracts, these CIP may be required to pledge an amount of cash equal to the appropriate “initial margin” requirements. The cash pledged or on deposit is recorded in the Condensed Consolidated Balance Sheets of the Company as Cash pledged or on deposit of CIP. The fair value of such derivatives at March 31, 2020 was immaterial.

Notes payable represent notes issued by CIP CLOs and are measured using the measurement alternative in ASU 2014-13. Accordingly, the fair value of CLO liabilities was measured as the fair value of CLO assets less the sum of (i) the fair value of the beneficial interests held by the Company, and (ii) the carrying value of any beneficial interests that represent compensation for services. The fair value of the beneficial interests held by the Company is based on third-party pricing information without adjustment.

Short sales are transactions in which a security is sold that is not owned or is owned but there is no intention to deliver, in anticipation that the price of the security will decline. Short sales are recorded in the Condensed Consolidated Balance Sheets within other liabilities of CIP and are classified as Level 1 based on the underlying equity security.

The securities purchase payable at March 31, 2020 and December 31, 2019 approximated fair value due to the short-term nature of the instruments.

The following table is a reconciliation of assets of CIP for Level 3 investments for which significant unobservable inputs were used to determine fair value:

	Three Months Ended March 31,
(in thousands)	2020	2019
Level 3 Investments of CIP (1)
Balance at beginning of period	$40,422	$6,848
Realized gains (losses), net	4	6
Change in unrealized gains (losses), net	(643)	(45)
Purchases	119	1,595
Amortization	6	2
Sales	(1,193)	(429)
Transfers to Level 2	(38,013)	(7,199)
Transfers from Level 2	588	30,981
Balance at end of period	$1,290	$31,759

(1)
The investments that are categorized as Level 3 were valued utilizing third-party pricing information without adjustment. Transfers between Level 2 and Level 3 were due to trading activities at period end.

Nonconsolidated VIEs

The Company serves as the collateral manager for other collateralized loan and collateralized bond obligations (collectively, "CDOs") that are not consolidated. The assets and liabilities of these CDOs reside in bankruptcy remote, special purpose entities in which the Company has no ownership of, nor holds any notes issued by, the CDOs, and provides neither recourse nor guarantees. The Company has determined that the investment management fees it receives for serving as collateral manager for these CDOs did not represent a variable interest since (i) the fees the Company earns are compensation for services provided and are commensurate with the level of effort required to provide the investment management services, (ii) the Company does not hold other interests in the CDOs that individually, or in the aggregate, would absorb more than an insignificant amount of the CDOs' expected losses or receive more than an insignificant amount of the CDOs' expected residual return, and (iii) the investment management arrangement only includes terms, conditions and amounts that are customarily present in arrangements for similar services negotiated at arm's length.

The Company has interests in certain other entities that are VIEs that the Company does not consolidate as it is not the primary beneficiary of those entities. The Company is not the primary beneficiary as its interest in these entities does not provide the Company with the power to direct the activities that most significantly impact the entities' economic performance.
At March 31, 2020, the carrying value and maximum risk of loss related to the Company's interest in these VIEs was $15.2 million.

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

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Annual Report on Form 10-K, as well as the following risks and uncertainties resulting from: (i) the on-going effects of the COVID-19 pandemic and associated global economic disruption; (ii) any reduction in our assets under management; (iii) withdrawal, renegotiation or termination of investment advisory agreements; (iv) damage to our reputation; (v) failure to comply with investment guidelines or other contractual requirements; (vi) inability to satisfy financial covenants and payments related to our indebtedness; (vii) inability to attract and retain key personnel; (viii) challenges from the competition we face in our business; (ix) adverse regulatory and legal developments; (x) unfavorable changes in tax laws or limitations; (xi) adverse developments related to unaffiliated subadvisers; (xii) negative implications of changes in key distribution relationships; (xiii) interruptions in or failure to provide critical technological service by us or third parties; (xiv) volatility associated with our common stock; (xv) adverse civil litigation and government investigations or proceedings; (xvi) risk of loss on our investments; (xvii) inability to make quarterly common stock dividends; (xviii) lack of sufficient capital on satisfactory terms; (xix) losses or costs not covered by insurance; (xx) impairment of goodwill or intangible assets; (xxi) inability to achieve expected acquisition-related benefits; and other risks and uncertainties. Any occurrence of, or any material adverse change in, one or more risk factors or risks and uncertainties referred to above, in our 2019 Annual Report on Form 10-K and our other periodic reports filed with the Securities and Exchange Commission (the "SEC") could materially and adversely affect our operations, financial results, cash flows, prospects and liquidity.

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

We offer investment strategies for individual and institutional investors in different product structures and through multiple distribution channels. Our investment strategies are available in a diverse range of styles and disciplines, managed by a collection of differentiated investment managers. We have offerings in various asset classes (equity, fixed income and alternative), geographies (domestic, international and emerging), market capitalizations (large, mid and small), styles (growth, core and value) and investment approaches (fundamental, quantitative and thematic). Our retail products include open-end funds and exchange traded funds ("ETFs") as well as closed-end funds and retail separate accounts. Our institutional products are offered through separate accounts and pooled or commingled structures to a variety of institutional clients. We also provide subadvisory services to other investment advisers and serve as the collateral manager for structured products.

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

Recent Market Developments

    During the first quarter of 2020, the novel coronavirus global pandemic ("COVID-19") significantly impacted the global economy and financial markets, creating uncertainty, market volatility and dislocation with the S&P 500 and MSCI World indices experiencing declines in the first quarter of 2020 of 20% and 21%, respectively. In an effort to contain COVID-19 in the U.S., or slow its spread, the federal government and nearly every state enacted varying degrees of social containment measures, restricting business and related activities, closing borders, and restricting travel. Governments around the world have responded to COVID-19 with economic stimulus measures. These measures are intended to support businesses, employees and consumers until economic activity and financial markets recover. The timing and magnitude of any such recovery, however, remains uncertain.

Impact of COVID-19 to our Business

As a result of the challenging capital, equity and credit markets that emerged late in the first quarter, our assets under management declined during this period. At the end of the first quarter, our long-term assets under management were $89.5 billion, a 16.9% decline compared to the previous quarter end, which we expect to negatively impact revenues in the near term. In addition, the fair market value of our seed capital and other investments have also declined. To the extent that financial markets continue to be challenged, we may experience further decreases in our assets under management and the fair market value of our seed capital and other investments.

Financial Highlights

•	Net loss per diluted share was $0.58 in the first quarter of 2020, as compared to net income per diluted share of $2.61 in the first quarter of 2019.

•
Total sales were $7.0 billion in the first quarter of 2020, an increase of $1.5 billion, or 27.5%, from $5.5 billion in the first quarter of 2019. Net flows were $(1.3) billion in the first quarter of 2020 compared to $(0.1) billion in the first quarter of 2019.

•	Assets under management were $90.7 billion at March 31, 2020, a decrease of $11.0 billion from March 31, 2019.

Assets Under Management

At March 31, 2020, total assets under management were $90.7 billion, representing a decrease of $11.0 billion, or 10.8%, from March 31, 2019, and a decrease of $18.2 billion, or 16.7%, from December 31, 2019. The decrease in total assets under management from March 31, 2019 and December 31, 2019 was primarily due to market performance.

Average long-term assets under management, which represent the majority of our fee-earning asset levels, were $104.7 billion for the three months ended March 31, 2020, an increase of $10.0 billion, or 10.6%, from $94.7 billion for the three months ended March 31, 2019. The increase in average long-term assets under management compared to the prior year period was primarily due to market performance partially offset by net outflows.

Operating Results

In the first quarter of 2020, total revenues increased 10.6% to $144.6 million from $130.7 million in the first quarter of 2019, primarily as a result of higher average assets under management related to our open-end funds and retail separate accounts. Operating income increased $3.6 million to $24.6 million in the first quarter of 2020 compared to $21.0 million in the first quarter of 2019, primarily due to increased revenue partially offset by operating expenses of consolidated products largely consisting of launch costs for a new CLO.

Assets Under Management by Product

The following table summarizes our assets under management by product:

	As of March 31,		Change
(in millions)	2020	2019	$	%
Open-End Funds (1)	$33,498	$40,633	$(7,135)	(17.6)%
Closed-End Funds	5,343	6,553	(1,210)	(18.5)%
Exchange Traded Funds	480	1,102	(622)	(56.4)%
Retail Separate Accounts	17,660	17,123	537	3.1%
Institutional Accounts	28,210	30,514	(2,304)	(7.6)%
Structured Products	4,343	3,998	345	8.6%
Total Long-Term	89,534	99,923	(10,389)	(10.4)%
Liquidity (2)	1,160	1,789	(629)	(35.2)%
Total	$90,694	$101,712	$(11,018)	(10.8)%
Average Assets Under Management (3)	$105,904	$96,407	$9,497	9.9%
Average Long-Term Assets Under Management (3)	$104,685	$94,682	$10,003	10.6%

(1)	Represents assets under management of U.S. retail funds, offshore funds and variable insurance funds.

(2)	Represents assets under management in liquidity strategies, including in certain open-end funds and institutional accounts.

(3)	Averages are calculated as follows:

-	Funds - average daily or weekly balances

-	Retail Separate Accounts - prior-quarter ending balances

-	Institutional Accounts and Structured Products - average of month-end balances

Asset Flows by Product
The following table summarizes asset flows by product:

	Three Months Ended March 31,
(in millions)	2020	2019
Open-End Funds (1)
Beginning balance	$42,870	$37,710
Inflows	3,874	3,000
Outflows	(5,471)	(3,867)
Net flows	(1,597)	(867)
Market performance	(7,730)	3,839
Other (2)	(45)	(49)
Ending balance	$33,498	$40,633
Closed-End Funds
Beginning balance	$6,748	$5,956
Inflows	5	11
Outflows	—	—
Net flows	5	11
Market performance	(1,185)	662
Other (2)	(225)	(76)
Ending balance	$5,343	$6,553
Exchange Traded Funds
Beginning balance	$1,156	$668
Inflows	86	394
Outflows	(233)	(46)
Net flows	(147)	348
Market performance	(505)	108
Other (2)	(24)	(22)
Ending balance	$480	$1,102
Retail Separate Accounts
Beginning balance	$20,414	$14,998
Inflows	1,061	753
Outflows	(775)	(472)
Net flows	286	281
Market performance	(3,040)	1,895
Other (2)	—	(51)
Ending balance	$17,660	$17,123
Institutional Accounts
Beginning balance	$32,635	$27,445
Inflows	1,499	954
Outflows	(1,777)	(1,154)
Net flows	(278)	(200)
Market performance	(4,150)	3,156
Other (2)	3	113
Ending balance	$28,210	$30,514
Structured Products
Beginning balance	$3,903	$3,640
Inflows	491	389
Outflows	(42)	(16)
Net flows	449	373
Market performance	39	27
Other (2)	(48)	(42)
Ending balance	$4,343	$3,998

	Three Months Ended March 31,
(in millions)	2020	2019
Total Long-Term
Beginning balance	$107,726	$90,417
Inflows	7,016	5,501
Outflows	(8,298)	(5,555)
Net flows	(1,282)	(54)
Market performance	(16,571)	9,687
Other (2)	(339)	(127)
Ending balance	$89,534	$99,923
Liquidity (3)
Beginning balance	$1,178	$1,613
Other (2)	(18)	176
Ending balance	$1,160	$1,789
Total
Beginning balance	$108,904	$92,030
Inflows	7,016	5,501
Outflows	(8,298)	(5,555)
Net flows	(1,282)	(54)
Market performance	(16,571)	9,687
Other (2)	(357)	49
Ending balance	$90,694	$101,712

(1)	Represents assets under management of U.S. retail funds, offshore funds and variable insurance funds.

(2)
Represents open-end and closed-end fund distributions net of reinvestments, the net change in assets from liquidity strategies and the effect on net flows from non-sales related activities such as asset acquisitions/(dispositions), seed capital investments/(withdrawals), structured products reset transactions and the use of leverage.

(3)	Represents assets under management in liquidity strategies, including in certain open-end funds and institutional accounts.

The following table summarizes our assets under management by asset class:

	As of March 31,		Change		% of Total
(in millions)	2020	2019	$	%	2020	2019
Asset Class
Equity	$57,180	$61,781	$(4,601)	(7.4)%	63.0%	60.7%
Fixed income	28,231	33,674	(5,443)	(16.2)%	31.1%	33.1%
Alternatives (1)	4,123	4,468	(345)	(7.7)%	4.6%	4.4%
Liquidity (2)	1,160	1,789	(629)	(35.2)%	1.3%	1.8%
Total	$90,694	$101,712	$(11,018)	(10.8)%	100.0%	100.0%

(1)	Consists of real estate securities, mid-stream energy securities and master limited partnerships, options strategies and other.

(2)	Represents assets under management in liquidity strategies, including in certain open-end funds and institutional accounts.

Average Assets Under Management and Average Basis Points

The following table summarizes the average management fees earned in basis points and average assets under management:

	Three Months Ended March 31,
	Average Fee Earned (expressed in basis points)		Average Assets Under Management (in millions) (2)
	2020	2019	2020	2019
Products
Open-End Funds (1)	57.8	54.6	$41,060	$39,532
Closed-End Funds	62.8	64.9	6,524	6,258
Exchange Traded Funds	21.3	16.7	962	871
Retail Separate Accounts	50.7	48.7	20,414	14,998
Institutional Accounts	29.2	30.6	31,534	29,354
Structured Products	33.9	37.1	4,191	3,669
All Long-Term Products	46.8	45.9	104,685	94,682
Liquidity (3)	9.8	9.9	1,219	1,725
All Products	46.4	45.3	$105,904	$96,407

(1)	Represents assets under management of U.S. retail funds, offshore funds and variable insurance funds.

(2)	Averages are calculated as follows:

-	Funds - average daily or weekly balances

-	Retail Separate Accounts - prior-quarter ending balances

-	Institutional Accounts and Structured Products - average of month-end balances

(3)	Represents assets under management in liquidity strategies, including in certain open-end funds and institutional accounts.

Average fees earned represent investment management fees before the impact of consolidation of investment products ("CIP") divided by average net assets. Fund fees are calculated based on average daily or weekly net assets. Retail separate account fees are calculated based on the end of the preceding or current quarter’s asset values or on an average of month-end balances. Institutional account fees are calculated based on an average of month-end balances or current quarter’s asset values. Structured product fees are calculated based on a combination of the underlying cash flows and the principal value of the product. Average fees earned will vary based on several factors, including the asset mix and expense reimbursements to funds.

The average fee rate earned on long-term products for the three months ended March 31, 2020 increased by 0.9 basis points compared to the same period in the prior year. The primary reason for the increase during the three months ended March 31, 2020 was due to changes in the underlying asset mix to higher fee earning strategies in open-end funds and retail separate accounts during the current year.

Results of Operations
Summary Financial Data

	Three Months Ended March 31,
(in thousands)	2020	2019	2020 vs. 2019%
Investment management fees	$120,288	$105,918	$14,370	13.6%
Other revenue	24,278	24,800	(522)	(2.1)%
Total revenues	144,566	130,718	13,848	10.6%
Total operating expenses	119,964	109,719	10,245	9.3%
Operating income (loss)	24,602	20,999	3,603	17.2%
Other income (expense), net	(15,601)	1,962	(17,563)	(895.2)%
Interest income (expense), net	2,296	3,726	(1,430)	(38.4)%
Income (loss) before income taxes	11,297	26,687	(15,390)	(57.7)%
Income tax expense (benefit)	10,291	4,219	6,072	143.9%
Net income (loss)	1,006	22,468	(21,462)	(95.5)%
Noncontrolling interests	(5,291)	(722)	(4,569)	632.8%
Net Income (Loss) Attributable to Stockholders	(4,285)	21,746	(26,031)	(119.7)%
Preferred stockholder dividends	—	(2,084)	2,084	(100.0)%
Net Income (Loss) Attributable to Common Stockholders	$(4,285)	$19,662	$(23,947)	(121.8)%
Earnings (loss) per share-diluted	$(0.58)	$2.61	$(3.19)	(122.2)%

Revenues

Revenues by source were as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019	2020 vs. 2019%
Investment management fees
Open-end funds	$59,108	$53,293	$5,815	10.9%
Closed-end funds	10,179	10,019	160	1.6%
Retail separate accounts	25,714	18,005	7,709	42.8%
Institutional accounts	22,917	22,177	740	3.3%
Structured products	1,574	1,647	(73)	(4.4)%
Other products	796	777	19	2.4%
Total investment management fees	120,288	105,918	14,370	13.6%
Distribution and service fees	9,460	10,063	(603)	(6.0)%
Administration and shareholder service fees	14,653	14,413	240	1.7%
Other income and fees	165	324	(159)	(49.1)%
Total revenues	$144,566	$130,718	$13,848	10.6%

Investment Management Fees

Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payments. Investment management fees increased by $14.4 million, or 13.6%, for the three months ended March 31, 2020 compared to the same period in the prior year due to an increase in average assets of $9.5 billion, or 9.9%, and an increase in the total average fee rate of 1.1 basis points.

Distribution and Service Fees

Distribution and service fees are sales- and asset-based fees earned from open-end funds for marketing and distribution services. Distribution and service fees decreased by $0.6 million, or 6.0%, for the three months ended March 31,

2020, compared to the same period in the prior year, primarily due to lower sales and average assets for open-end funds in share classes that have distribution and service fees.

Administration and Shareholder Service Fees

Administration and shareholder service fees represent fees earned for fund administration and shareholder services from our open-end mutual funds and certain of our closed-end funds. Fund administration and shareholder service fees increased by $0.2 million, or 1.7%, for the three months ended March 31, 2020, compared to the same period in the prior year primarily due to the increase in average assets under management for open-end funds.

Other Income and Fees

Other income and fees primarily represent contingent sales charges earned from investor redemptions of certain shares sold without a front-end sales charge. Other income and fees decreased $0.2 million, or 49.1%, for the three months ended March 31, 2020 compared to the same period in the prior year primarily due to a lower level of redemption income.

Operating Expenses

Operating expenses by category were as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019	2020 vs. 2019%
Operating expenses
Employment expenses	$66,130	$60,851	$5,279	8.7%
Distribution and other asset-based expenses	19,409	19,764	(355)	(1.8)%
Other operating expenses	18,885	18,723	162	0.9%
Other operating expenses of CIP	6,749	451	6,298	1,396.5%
Restructuring and severance	—	1,176	(1,176)	(100.0)%
Depreciation expense	1,258	1,213	45	3.7%
Amortization expense	7,533	7,541	(8)	(0.1)%
Total operating expenses	$119,964	$109,719	$10,245	9.3%

Employment Expenses

Employment expenses consist of fixed and variable compensation and related employee benefit costs. Employment expenses for the three months ended March 31, 2020 were $66.1 million, which represented an increase of $5.3 million, or 8.7%, compared to the same period in the prior year. The increase for the three months ended March 31, 2020 was primarily due to increased profit- and sales-based compensation partially offset by lower stock-based compensation.

Distribution and Other Asset-Based Expenses

Distribution and other asset-based expenses consist primarily of payments to third-party client intermediaries for providing services to investors in sponsored investment products. These payments are primarily based on percentages of sales, assets under management or revenues. These expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized on a straight-line basis over the periods in which commissions are generally recovered from distribution fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares. Distribution and other asset-based expenses decreased by $0.4 million, or 1.8%, for the three months ended March 31, 2020, as compared to the same period in the prior year, primarily due to a lower percentage of sales and assets under management in share classes that have distribution and other asset-based expenses.

Other Operating Expenses

Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and distribution related costs, rent and occupancy expenses, and other business costs. Other operating expenses for the three months ended March 31, 2020 increased by $0.2 million, or 0.9%, primarily due to higher fund related expenses partially offset by decreased travel, rent and other office expenses.

Other Operating Expenses of CIP

Other operating expenses of CIP increased $6.3 million to $6.7 million, from $0.5 million, for the three months ended March 31, 2020. The increase in the three-month period was primarily due to costs associated with the issuance of a new CLO.

Depreciation Expense

Depreciation expense consists primarily of the straight-line depreciation of furniture, equipment and leasehold improvements. Depreciation expense remained consistent for the three months ended March 31, 2020, compared to the same period in the prior year.

Amortization Expense

Amortization expense consists of the amortization of definite-lived intangible assets over their estimated useful lives.
Amortization expense remained consistent for the three months ended March 31, 2020 compared to the same period in the prior year.

Other Income (Expense)

Other Income (Expense), net by category were as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019	2020 vs. 2019%
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	$(7,544)	$3,433	$(10,977)	(319.7)%
Realized and unrealized gain (loss) of CIP, net	(8,669)	(1,921)	(6,748)	351.3%
Other income (expense), net	612	450	162	36.0%
Total Other Income (Expense), net	$(15,601)	$1,962	$(17,563)	(895.2)%

Realized and unrealized gain (loss) on investments, net

Realized and unrealized gain (loss) on investments, net changed during the three months ended March 31, 2020 by $11.0 million, as compared to the same period in the prior year. The realized and unrealized losses during the three months ended March 31, 2020 were primarily due to unrealized losses due to overall market conditions during the quarter.

Realized and unrealized gain (loss) of CIP, net

Realized and unrealized gain (loss) of CIP, net changed $6.7 million during the three months ended March 31, 2020, compared to the same period in the prior year. The change for the three months ended March 31, 2020 consisted primarily of an increase in net realized and unrealized losses of $90.3 million, primarily due to changes in market values of leveraged loans, partially offset by an increase of $83.6 million in unrealized gains on notes payable.

Other income (expense), net

Other income (expense), net increased $0.2 million for the three months ended March 31, 2020 compared to the same period in the prior year due to increased earnings from equity method investments during the current year period.

Interest Income (Expense)

Interest Income (Expense), net by category were as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019	2020 vs. 2019%
Interest Income (Expense)
Interest expense	$(3,199)	$(5,165)	$1,966	(38.1)%
Interest and dividend income	752	1,190	(438)	(36.8)%
Interest and dividend income of investments of CIP	29,229	27,402	1,827	6.7%
Interest expense of CIP	(24,486)	(19,701)	(4,785)	24.3%
Total Interest Income (Expense), net	$2,296	$3,726	$(1,430)	(38.4)%

Interest Expense

Interest expense decreased $2.0 million, or 38.1%, for the three months ended March 31, 2020 compared to the same period in the prior year. The decrease was due to a decrease in the average levels of debt outstanding including a gain on the early extinguishment of debt in the current year period compared to the same period in the prior year.

Interest and Dividend Income

Interest and dividend income is earned on cash equivalents and our marketable securities. Interest and dividend income decreased $0.4 million, or 36.8%, for the three months ended March 31, 2020, compared to the same period in the prior year. The decrease was primarily due to lower investment balances as compared to the corresponding period in the prior year.

Interest and Dividend Income of Investments of CIP

Interest and dividend income of investments of CIP increased $1.8 million, or 6.7%, for the three months ended March 31, 2020, compared to the same period in the prior year. The increase was due to increased investments of CIP during the three months ended March 31, 2020 compared to the same period in the prior year.

Interest Expense of CIP

Interest expense of CIP represents interest expense on the notes payable of CIP. Interest expense of CIP increased by $4.8 million, or 24.3%, for the three months ended March 31, 2020, compared to the same period in the prior year. The increase was primarily due to higher average debt balances of CIP as well as $3.3 million of amortization of discounts on notes payable in the three months ended March 31, 2020.

Income Tax Expense (Benefit)

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 91.1% and 15.8% for the three months ended March 31, 2020 and 2019, respectively. The increase in the estimated effective tax rate for the three months ended March 31, 2020 was primarily due to unrealized losses on various Company investments for which a valuation allowance is recorded.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act, referred to herein as the CARES Act, which contains several income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. The Company has evaluated the current legislation and at this time, does not anticipate the CARES Act to have a material impact on its condensed consolidated financial statements.

Liquidity and Capital Resources
Certain Financial Data
The following table summarizes certain financial data relating to our liquidity and capital resources:

	March 31, 2020	December 31, 2019	Change
(in thousands)			2020 vs. 2019%
Balance Sheet Data
Cash and cash equivalents	$158,456	$221,781	$(63,325)	(28.6)%
Investments	56,853	83,206	(26,353)	(31.7)%
Debt	251,465	277,839	(26,374)	(9.5)%
Redeemable noncontrolling interests	87,115	63,845	23,270	36.4%
Total equity	666,466	686,257	(19,791)	(2.9)%

	Three Months Ended March 31,		Change
(in thousands)	2020	2019	2020 vs. 2019%
Cash Flow Data
Provided by (Used In):
Operating Activities	$(252,320)	$(23,215)	$(229,105)	986.9%
Investing Activities	9,366	(2,095)	11,461	(547.1)%
Financing Activities	314,641	(31,280)	345,921	(1,105.9)%

Overview

At March 31, 2020, we had $158.5 million of cash and cash equivalents and $56.9 million of investments, which included $35.5 million of investment securities, compared to $221.8 million of cash and cash equivalents and $83.2 million of investments, which included $61.0 million of investment securities at December 31, 2019.

At March 31, 2020, we had $258.2 million outstanding under our term loan maturing June 1, 2024 and no outstanding borrowings under our $100.0 million revolving credit facility. The Company's liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the first quarter of 2020. For further discussion regarding the potential future impacts of COVID-19 and related economic conditions on the Company's liquidity and capital resources, see "Part II-Item 1A-Risk Factors."

Uses of Capital

Our main uses of capital related to operating activities include payments of annual incentive compensation, interest on our indebtedness, income taxes and other operating expenses, which primarily consist of investment research, technology costs, professional fees and distribution and occupancy costs. Annual incentive compensation, which is one of the largest annual operating cash expenditures, is typically paid in the first quarter of the year. In the first quarter of 2020 and 2019, we paid $84.7 million and $76.2 million, respectively, in incentive compensation earned during the years ended December 31, 2019 and 2018, respectively.

In addition to operating activities, other uses of cash could include: (i) investments in organic growth, including expanding our distribution efforts; (ii) seeding or launching new products, including seeding funds or sponsoring CLO issuances; (iii) principal payments on debt outstanding through scheduled amortization, excess cash flow payment requirements or additional paydowns; (iv) dividend payments to common stockholders; (v) repurchases of our common stock; (vi) investments in our infrastructure; (vii) investments in inorganic growth opportunities as they arise; (viii) integration costs, including restructuring and severance, related to potential acquisitions, if any; and (ix) potential purchases of affiliate noncontrolling interests.

Capital and Reserve Requirements

We operate a broker-dealer subsidiary registered with the SEC that is subject to certain rules regarding minimum net capital. The broker-dealer is required to maintain a ratio of "aggregate indebtedness" to "net capital," as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us, including additional reporting requirements, a lower required ratio of aggregate indebtedness to net capital or interruption of our business. At March 31, 2020, the ratio of aggregate indebtedness to net capital of our broker-dealer was below the maximum allowed, and net capital was significantly greater than the required minimum.

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

Operating Cash Flow

Net cash used in operating activities of $252.3 million for the three months ended March 31, 2020 increased by $229.1 million from net cash used in operating activities of $23.2 million for the same period in the prior year primarily due to increased net purchases of investments by CIP of $230.8 million in the current year period compared to the prior year period.

Investing Cash Flow

Cash flows from investing activities consist primarily of capital expenditures and other investing activities related to our business operations. Net cash provided by investing activities was $9.4 million for the three months ended March 31, 2020 compared to net cash used in investing activities of $2.1 million in the same period for the prior year. The primary investing activities for the three months ended March 31, 2020 were related to the consolidation of investment products. The primary investing activities for the three months ended March 31, 2019 were capital expenditures on our corporate office space of $2.6 million partially offset by the sale of investments in unconsolidated CLOs of $2.0 million.

Financing Cash Flow

Cash flows from financing activities consist primarily of the issuance of common stock, return of capital through repurchases of common shares, dividends, withholding obligations for the net share settlement of employee share transactions, issuance of and repayment of debt by us, our CIP and contributions to noncontrolling interests related to CIP. Net cash provided by financing activities increased by $345.9 million to $314.6 million for the three months ended March 31, 2020 as compared to net cash used in financing activities of $31.3 million for the three months ended March 31, 2019. Net cash provided by financing activities changed during the period primarily due to an increase of $360.8 million in net borrowings of CIP during the three months ended March 31, 2020 compared to the prior year period, partially offset by an increase of $14.1 million on the repayment of debt during the three months ended March 31, 2020 compared to the prior year period.

Credit Agreement

The Company's credit agreement, as amended (the "Credit Agreement") is comprised of (i) $365.0 million of seven-year term debt (the "Term Loan") expiring in June 2024 and (ii) a $100.0 million five-year revolving credit facility (the "Credit Facility") expiring in June 2022. At March 31, 2020, $258.2 million was outstanding under the Term Loan, and there were no outstanding borrowings under the Credit Facility. In accordance with Accounting Standards Codification 835, Interest, the amounts outstanding under the Term Loan are presented in the Condensed Consolidated Balance Sheet net of related debt issuance costs, which were $6.7 million as of March 31, 2020.

Contractual Obligations

Our contractual obligations are summarized in our 2019 Annual Report on Form 10-K. As of March 31, 2020, there have been no material changes outside of the ordinary course of business in our contractual obligations since December 31, 2019.

Critical Accounting Policies and Estimates

Our financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our 2019 Annual Report on Form 10-K. There were no material changes in our critical accounting policies in the three months ended March 31, 2020.

Recently Issued Accounting Pronouncements
For a discussion of accounting standards, see Note 2 in our condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is primarily exposed to market risk associated with unfavorable movements in interest rates and securities prices. Except for the broad effects of COVID-19 on the global economy and major financial markets, during the three months ended March 31, 2020, there were no material changes to the information contained in Part II, Item 7A of the Company's 2019 Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q.

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

Item 1A.    Risk Factors
There have been no significant changes to the Company’s risk factors from those previously reported in our 2019 Annual Report on Form 10-K, other than as noted below.

The ongoing effects of the COVID-19 pandemic and associated global economic disruption and uncertainty have affected, and may further affect, our business, results of operations and financial condition.

As previously indicated in our 2019 Annual Report on Form 10-K, our results of operations are affected by certain economic factors, including the condition of the securities markets. The global financial markets, including the capital, equity and credit markets, have been challenged in reaction to the COVID-19 pandemic and its related economic impact. As a result of the ongoing difficult market and economic conditions, our assets under management declined 17% during the first quarter of 2020, which we expect to negatively impact revenues in the near term. The broader implications of the COVID-19 pandemic on our results of operations and overall financial performance remain uncertain and, to the extent the financial markets continue to experience challenges, we may experience further declines in our assets under management, which will adversely affect our revenues and earnings, and the fair value of our seed capital and other investments. Although we believe we have sufficient liquidity and capital resources to effectively continue operations for the foreseeable future, continued deterioration of worldwide credit and financial markets may limit our ability to raise capital and financing may not be available to us in sufficient amounts, on acceptable terms, or at all. If we are unable to access sufficient capital on acceptable terms, our business could be adversely impacted.

In an effort to protect the health and safety of our employees, we implemented various measures to reduce the impact of COVID-19 across our organization, while also maintaining business continuity. Consistent with government guidelines and mandates, these initiatives included the adoption of social distancing policies, work-at-home arrangements, and suspending employee travel. Currently, nearly all of our employees are working remotely from home in an effort to reduce the spread of the virus and maintain the health and safety of our employees. While our work from home efforts have been successful to date, operating remotely for an extended period could result in operational challenges, strain our technology resources and/or expose us to an increased number of cybersecurity threats. A decline in the health and safety of our employees, including key employees, or material disruptions to their ability to work remotely, including power or Internet outages or electronic systems failures, could negatively affect our ability to operate our business normally and have a material adverse impact on our results of operations or financial condition.

Additionally, many of the key service providers and vendors upon which we rely also have transitioned to remote work environments pursuant to business continuity plans. While, to date, the effects of COVID-19 have not had a material negative impact on the services they provide to us, or, we believe, their business operations or service levels, to the extent that the COVID-19 virus continues to spread and affect the employee base or operations of our service providers, disruptions in or the inability to provide services to us could negatively impact our business operations.

Please see additional discussion in Part I, Item 2. “Management Discussion and Analysis of Financial Condition and Results of Operations.”

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

As of March 31, 2020, 4,180,045 shares of our common stock had been authorized to be repurchased under the share repurchase program approved by our Board of Directors, and 141,482 shares remained available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

The following table sets forth information regarding our share repurchases in each month during the quarter ended March 31, 2020:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
January 1-31, 2020	—	$—	—	252,438
February 1-29, 2020	19,588	$127.01	19,588	232,850
March 1-31, 2020	91,368	$82.18	91,368	141,482
Total	110,956		110,956

(1)	Average price paid per share is calculated on a settlement basis and excludes commissions.

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

101
The following information formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2020 and 2019, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2020 and 2019 and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 6, 2020

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)