Form 10-Q
period 2020-06-30
VIRTUS INVESTMENT PARTNERS, INC.
filed 2020-08-06
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock was 7,664,272 as of July 20, 2020.

VIRTUS INVESTMENT PARTNERS, INC.

"We," "us," "our," the "Company," and "Virtus" as used in this Quarterly Report on Form 10-Q refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
Virtus Investment Partners, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share data)	June 30, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$168,268	$221,781
Investments	61,301	83,206
Accounts receivable, net	72,435	74,132
Assets of consolidated investment products ("CIP")
Cash and cash equivalents of CIP	77,321	99,691
Cash pledged or on deposit of CIP	6,464	467
Investments of CIP	2,273,820	2,030,110
Other assets of CIP	29,787	23,612
Furniture, equipment and leasehold improvements, net	16,068	18,150
Intangible assets, net	295,325	310,391
Goodwill	290,366	290,366
Deferred taxes, net	10,874	15,879
Other assets	38,058	36,849
Total assets	$3,340,087	$3,204,634
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$56,228	$101,377
Accounts payable and accrued liabilities	19,528	23,308
Dividends payable	7,196	8,915
Debt	234,765	277,839
Other liabilities	36,272	40,507
Liabilities of CIP
Notes payable of CIP	2,156,587	1,834,535
Securities purchased payable and other liabilities of CIP	72,313	168,051
Total liabilities	2,582,889	2,454,532
Commitments and Contingencies (Note 13)
Redeemable noncontrolling interests	90,687	63,845
Equity:
Equity attributable to stockholders:
Series D mandatory convertible preferred stock, $0.01 par value, 0 and 1,150,000 shares authorized, issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	110,843
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 11,777,732 shares issued and 7,664,272 shares outstanding at June 30, 2020 and 10,736,887 shares issued and 6,809,280 shares outstanding at December 31, 2019, respectively	118	107
Additional paid-in capital	1,303,036	1,199,205
Retained earnings (accumulated deficit)	(208,222)	(215,216)
Accumulated other comprehensive income (loss)	(17)	9
Treasury stock, at cost, 4,113,460 and 3,927,607 shares at June 30, 2020 and December 31, 2019, respectively	(436,749)	(419,249)
Total equity attributable to stockholders	658,166	675,699
Noncontrolling interests	8,345	10,558
Total equity	666,511	686,257
Total liabilities and equity	$3,340,087	$3,204,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Revenues
Investment management fees	$110,550	$114,591	$230,838	$220,509
Distribution and service fees	8,889	10,617	18,349	20,680
Administration and shareholder service fees	13,289	15,054	27,942	29,467
Other income and fees	166	227	331	551
Total revenues	132,894	140,489	277,460	271,207
Operating Expenses
Employment expenses	60,163	58,123	126,293	118,974
Distribution and other asset-based expenses	17,345	21,322	36,754	41,086
Other operating expenses	17,436	19,174	36,321	37,897
Operating expenses of consolidated investment products ("CIP")	2,179	2,568	8,928	3,019
Restructuring and severance	420	320	420	1,496
Depreciation expense	1,196	1,271	2,454	2,484
Amortization expense	7,533	7,583	15,066	15,124
Total operating expenses	106,272	110,361	226,236	220,080
Operating Income (Loss)	26,622	30,128	51,224	51,127
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	7,114	2,039	(430)	5,472
Realized and unrealized gain (loss) of CIP, net	(6,744)	9,720	(15,413)	7,799
Other income (expense), net	(805)	696	(193)	1,146
Total other income (expense), net	(435)	12,455	(16,036)	14,417
Interest Income (Expense)
Interest expense	(3,126)	(5,151)	(6,325)	(10,316)
Interest and dividend income	242	964	994	2,154
Interest and dividend income of investments of CIP	28,634	29,368	57,863	56,770
Interest expense of CIP	(28,150)	(31,077)	(52,636)	(50,778)
Total interest income (expense), net	(2,400)	(5,896)	(104)	(2,170)
Income (Loss) Before Income Taxes	23,787	36,687	35,084	63,374
Income tax expense (benefit)	7,578	8,788	17,869	13,007
Net Income (Loss)	16,209	27,899	17,215	50,367
Noncontrolling interests	(4,930)	(973)	(10,221)	(1,695)
Net Income (Loss) Attributable to Stockholders	11,279	26,926	6,994	48,672
Preferred stockholder dividends	—	(2,084)	—	(4,168)
Net Income (Loss) Attributable to Common Stockholders	$11,279	$24,842	$6,994	$44,504
Earnings (Loss) per Share—Basic	$1.46	$3.55	$0.92	$6.35
Earnings (Loss) per Share—Diluted	$1.43	$3.26	$0.88	$5.87
Weighted Average Shares Outstanding—Basic	7,720	6,999	7,572	7,010
Weighted Average Shares Outstanding—Diluted	7,895	8,252	7,936	8,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net Income (Loss)	$16,209	$27,899	$17,215	$50,367
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0 and $4 for the three months ended June 30, 2020 and 2019, respectively, and $9 and $1 for the six months ended June 30, 2020 and 2019, respectively	(1)	(8)	(26)	(2)
Other comprehensive income (loss)	(1)	(8)	(26)	(2)
Comprehensive income (loss)	16,208	27,891	17,189	50,365
Comprehensive (income) loss attributable to noncontrolling interests	(4,930)	(973)	(10,221)	(1,695)
Comprehensive Income (Loss) Attributable to Stockholders	$11,278	$26,918	$6,968	$48,670
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$17,215	$50,367
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense, intangible asset and other amortization	21,557	19,810
Stock-based compensation	10,113	11,384
Amortization of deferred commissions	1,038	1,805
Payments of deferred commissions	(974)	(973)
Equity in earnings of equity method investments	93	(1,209)
(Gain) loss on extinguishment of debt	(705)	—
Realized and unrealized (gains) losses on investments, net	431	(4,634)
Distributions from equity method investments	726	675
Sales (purchases) of investments, net	4,703	13,767
Deferred taxes, net	5,014	252
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	(2,032)	(2,394)
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	(52,788)	(44,325)
Operating activities of consolidated investment products ("CIP"):
Realized and unrealized (gains) losses on investments of CIP, net	11,603	(13,222)
Purchases of investments by CIP	(920,392)	(532,342)
Sales of investments by CIP	442,859	348,771
Net proceeds (purchases) of short term investments by CIP	68	(309)
(Purchases) sales of securities sold short by CIP, net	250	1,193
Change in other assets of CIP	(1,790)	71
Change in liabilities of CIP	2,130	3,140
Amortization of discount on notes payable of CIP	11,169	4,505
Net cash provided by (used in) operating activities	(449,712)	(143,668)
Cash Flows from Investing Activities:
Capital expenditures and other asset purchases	(475)	(6,111)
Change in cash and cash equivalents of CIP due to consolidation (deconsolidation), net	9,724	(1,571)
Sale of available-for-sale securities	—	2,044
Net cash provided by (used in) investing activities	9,249	(5,638)
Cash Flows from Financing Activities:
Payment of long term debt	(44,059)	(24,825)
Common stock dividends paid	(11,320)	(8,392)
Preferred stock dividends paid	(2,084)	(4,168)
Repurchases of common shares	(17,500)	(22,499)
Proceeds from exercise of stock options	114	643
Taxes paid related to net share settlement of restricted stock units	(5,569)	(6,509)
Net subscriptions received from (redemptions/distributions paid to) noncontrolling interests	(3,951)	6,599
Financing activities of CIP:
Payments on borrowings by CIP	(326,201)	(195,697)
Borrowings by CIP	781,147	400,782
Net cash provided by (used in) financing activities	370,577	145,934
Net increase (decrease) in cash, cash equivalents and restricted cash	(69,886)	(3,372)
Cash, cash equivalents and restricted cash, beginning of period	321,939	254,656
Cash, cash equivalents and restricted cash, end of period	$252,053	$251,284
Non-Cash Investing Activities:
Change in accrual for capital expenditures	$(21)	$(1,813)
Non-Cash Financing Activities:
Increase (decrease) to noncontrolling interests due to consolidation (deconsolidation) of CIP, net	$17,137	$(6,423)
Common stock dividends payable	$5,169	$3,849
Preferred stock dividends payable	$—	$2,084
Conversion of preferred stock to common stock	$115,000	$—

(in thousands)	June 30, 2020	December 31, 2019
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$168,268	$221,781
Cash of CIP	77,321	99,691
Cash pledged or on deposit of CIP	6,464	467
Cash, cash equivalents and restricted cash at end of period	$252,053	$321,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Permanent Equity												Temporary Equity
	Common Stock		Preferred Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Stockholders	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
(in thousands, except per share data)	Shares	Par Value	Shares	Amount				Shares	Amount
Balances at March 31, 2019	6,978,925	$107	1,150,000	$110,843	$1,205,926	$(289,119)	$1	3,703,204	$(394,248)	$633,510	$12,948	$646,458	$59,003
Net income (loss)	—	—	—	—	—	26,926	—	—	—	26,926	224	27,150	749
Foreign currency translation adjustments	—	—	—	—	—	—	(8)	—	—	(8)	—	(8)	—
Net subscriptions (redemptions) and other	—	—	—	—	290	—	—	—	—	290	(535)	(245)	750
Cash dividends declared ($1.8125 per preferred share)	—	—	—	—	(2,084)	—	—	—	—	(2,084)	—	(2,084)	—
Cash dividends declared ($0.55 per common share)	—	—	—	—	(4,104)	—	—	—	—	(4,104)	—	(4,104)	—
Repurchases of common shares	(67,709)	—	—	—	—	—	—	67,709	(7,500)	(7,500)	—	(7,500)	—
Issuance of common shares related to employee stock transactions	33,676	—	—	—	565	—	—	—	—	565	—	565	—
Taxes paid on stock-based compensation	—	—	—	—	(1,294)	—	—	—	—	(1,294)	—	(1,294)	—
Stock-based compensation	—	—	—	—	4,734	—	—	—	—	4,734	—	4,734	—
Balances at June 30, 2019	6,944,892	$107	1,150,000	$110,843	$1,204,033	$(262,193)	$(7)	3,770,913	$(401,748)	$651,035	$12,637	$663,672	$60,502
Balances at March 31, 2020	7,695,413	$117	—	$—	$1,304,868	$(219,501)	$(16)	4,038,563	$(429,249)	$656,219	$10,247	$666,466	$87,115
Net income (loss)	—	—	—	—	—	11,279	—	—	—	11,279	(1,378)	9,901	6,308
Foreign currency translation adjustments	—	—	—	—	—	—	(1)	—	—	(1)	—	(1)	—
Net subscriptions (redemptions) and other	—	—	—	—	(167)	—	—	—	—	(167)	(524)	(691)	(2,736)
Cash dividends declared ($0.67 per common share)	—	—	—	—	(5,496)	—	—	—	—	(5,496)	—	(5,496)	—
Repurchases of common shares	(74,897)	—	—	—	—	—	—	74,897	(7,500)	(7,500)	—	(7,500)	—
Issuance of common shares related to employee stock transactions	43,756	1	—	—	12	—	—	—	—	13	—	13	—
Taxes paid on stock-based compensation	—	—	—	—	(2,019)	—	—	—	—	(2,019)		(2,019)	—
Stock-based compensation	—	—	—	—	5,838	—	—	—	—	5,838	—	5,838	—
Balances at June 30, 2020	7,664,272	$118	—	$—	$1,303,036	$(208,222)	$(17)	4,113,460	$(436,749)	$658,166	$8,345	$666,511	$90,687

	Permanent Equity												Temporary Equity
	Common Stock		Preferred Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Stockholders	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
(in thousands, except per share data)	Shares	Par Value	Shares	Amount				Shares	Amount
Balances at December 31, 2018	6,997,382	$106	1,150,000	$110,843	$1,209,805	$(310,865)	$(731)	3,555,242	$(379,249)	$629,909	$13,958	$643,867	$57,481
Net income (loss)	—	—	—	—	—	48,672	—	—	—	48,672	(229)	48,443	1,924
Reclassification from other comprehensive (income) loss	—	—	—	—	—	—	726	—	—	726	—	726	—
Foreign currency translation adjustments	—	—	—	—	—	—	(2)	—	—	(2)	—	(2)	—
Net subscriptions (redemptions) and other	—	—	—	—	290	—	—	—	—	290	(1,092)	(802)	1,097
Cash dividends declared ($3.625 per preferred share)	—	—	—	—	(4,168)	—	—	—	—	(4,168)	—	(4,168)	—
Cash dividends declared ($1.10 per common share)	—	—	—	—	(8,256)	—	—	—	—	(8,256)	—	(8,256)	—
Repurchases of common shares	(215,671)	—	—	—	—	—	—	215,671	(22,499)	(22,499)	—	(22,499)	—
Issuance of common shares related to employee stock transactions	163,181	1	—	—	1,013	—	—	—	—	1,014	—	1,014	—
Taxes paid on stock-based compensation	—	—	—	—	(6,098)	—	—	—	—	(6,098)	—	(6,098)	—
Stock-based compensation	—	—	—	—	11,447	—	—	—	—	11,447	—	11,447	—
Balances at June 30, 2019	6,944,892	$107	1,150,000	$110,843	$1,204,033	$(262,193)	$(7)	3,770,913	$(401,748)	$651,035	$12,637	$663,672	$60,502
Balances at December 31, 2019	6,809,280	$107	1,150,000	$110,843	$1,199,205	$(215,216)	$9	3,927,607	$(419,249)	$675,699	$10,558	$686,257	$63,845
Net income (loss)	—	—	—	—	—	6,994	—	—	—	6,994	(1,123)	5,871	11,344
Foreign currency translation adjustments	—	—	—	—	—	—	(26)	—	—	(26)	—	(26)	—
Net subscriptions (redemptions) and other	—	—	—	—	(167)	—	—	—	—	(167)	(1,090)	(1,257)	15,498
Conversion of preferred stock	912,806	9	(1,150,000)	(110,843)	110,834	—	—	—	—	—	—	—	—
Cash dividends declared ($1.34 per common share)	—	—	—	—	(11,676)	—	—	—	—	(11,676)	—	(11,676)	—
Repurchases of common shares	(185,853)	—	—	—	—	—	—	185,853	(17,500)	(17,500)	—	(17,500)	—
Issuance of common shares related to employee stock transactions	128,039	2	—	—	112	—	—	—	—	114	—	114	—
Taxes paid on stock-based compensation	—	—	—	—	(5,569)	—	—	—	—	(5,569)		(5,569)	—
Stock-based compensation	—	—	—	—	10,297	—	—	—	—	10,297	—	10,297	—
Balances at June 30, 2020	7,664,272	$118	—	$—	$1,303,036	$(208,222)	$(17)	4,113,460	$(436,749)	$658,166	$8,345	$666,511	$90,687

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
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

New Accounting Standards Implemented

In August 2018, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, including an internal-use software license. The Company adopted this standard on January 1, 2020. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, Income Taxes, and also improves consistent application by clarifying and amending existing guidance. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, with the amendments to be applied on a retrospective, modified retrospective or prospective basis, depending on the specific amendment. The Company is currently evaluating the impact of adopting this standard on its condensed consolidated financial statements.

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

Revenue Disaggregated by Source

The following table summarizes revenue by source:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Investment management fees
Open-end funds	$54,018	$56,973	$113,126	$110,266
Closed-end funds	8,557	10,620	18,736	20,639
Retail separate accounts	22,398	20,664	48,112	38,669
Institutional accounts	24,606	23,656	47,523	45,833
Structured products	417	1,585	1,991	3,232
Other products	554	1,093	1,350	1,870
Total investment management fees	110,550	114,591	230,838	220,509
Distribution and service fees	8,889	10,617	18,349	20,680
Administration and shareholder service fees	13,289	15,054	27,942	29,467
Other income and fees	166	227	331	551
Total revenues	$132,894	$140,489	$277,460	$271,207

4. Intangible Assets, Net

Below is a summary of intangible assets, net:

(in thousands)	June 30, 2020	December 31, 2019
Definite-lived intangible assets:
Investment contracts and other	$489,570	$489,570
Accumulated amortization	(237,761)	(222,695)
Definite-lived intangible assets, net	251,809	266,875
Indefinite-lived intangible assets	43,516	43,516
Total intangible assets, net	$295,325	$310,391

Activity in intangible assets, net was as follows:

	Six Months Ended June 30,
(in thousands)	2020	2019
Intangible assets, net
Balance, beginning of period	$310,391	$338,812
Additions	—	1,696
Amortization	(15,066)	(15,124)
Balance, end of period	$295,325	$325,384

Definite-lived intangible asset amortization for the remainder of fiscal year 2020 and succeeding fiscal years is estimated as follows:

Fiscal Year	Amount (in thousands)
Remainder of 2020	$15,061
2021	30,116
2022	29,992
2023	29,330
2024	23,689
2025 and thereafter	123,621
$251,809

5. Investments
Investments consist primarily of investments in the Company's sponsored products. The Company's investments, excluding the assets of consolidated investment products ("CIP") discussed in Note 15, at June 30, 2020 and December 31, 2019 were as follows:

(in thousands)	June 30, 2020	December 31, 2019
Investment securities - fair value	$40,024	$60,990
Equity method investments (1)	11,461	12,030
Nonqualified retirement plan assets	8,526	8,724
Other investments	1,290	1,462
Total investments	$61,301	$83,206

(1)	The Company's equity method investments are valued on a three-month lag based upon the availability of financial information.
Investment Securities - fair value
Investment securities - fair value consist of investments in the Company's sponsored funds, separately managed accounts and trading debt securities. The composition of the Company’s investment securities - fair value was as follows:

	June 30, 2020		December 31, 2019
(in thousands)	Cost	Fair Value	Cost	Fair Value
Investment Securities - fair value
Sponsored funds	$23,735	$27,341	$44,588	$47,654
Equity securities	10,818	12,679	11,250	13,320
Debt securities	7	4	44	16
Total investment securities - fair value	$34,560	$40,024	$55,882	$60,990

For the three and six months ended June 30, 2020, the Company recognized realized gains of less than $0.1 million and realized losses of $0.3 million, respectively, on the sale of its investment securities - fair value. For the three and six months ended June 30, 2019, the Company recognized a realized gain of $0.2 million and a realized loss of $0.6 million, respectively, on the sale of its investment securities - fair value.

6. Fair Value Measurements
The Company’s assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of CIP discussed in Note 15, as of June 30, 2020 and December 31, 2019 by fair value hierarchy level were as follows:
June 30, 2020

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$138,847	$—	$—	$138,847
Investment securities - fair value
Sponsored funds	27,341	—	—	27,341
Equity securities	12,679	—	—	12,679
Debt securities	—	4	—	4
Nonqualified retirement plan assets	8,526	—	—	8,526
Total assets measured at fair value	$187,393	$4	$—	$187,397

December 31, 2019

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$187,255	$—	$—	$187,255
Investment securities - fair value
Sponsored funds	47,654	—	—	47,654
Equity securities	13,320	—	—	13,320
Debt securities	—	16	—	16
Nonqualified retirement plan assets	8,724	—	—	8,724
Total assets measured at fair value	$256,953	$16	$—	$256,969

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

Debt securities represent investments in senior secured bank loans and are based on evaluated quotations received from independent pricing services and are categorized as Level 2.

Nonqualified retirement plan assets represent mutual funds within a nonqualified retirement plan whose fair value is determined based on their published net asset value and are categorized as Level 1.

Cash, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments.

The Company had no Level 3 investments for the three and six-month periods ended June 30, 2020. The following table is a reconciliation of assets for Level 3 investments for which significant unobservable inputs were used to determine fair value for the three and six-months ended June 30, 2019:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2019	2019
Level 3 Investments (1)
Balance at beginning of period	$4,417	$4,122
Purchases (sales), net	(4,417)	(4,185)
Change in realized and unrealized gain (loss), net	—	63
Balance at end of period	$—	$—

(1)	The investments that are categorized as Level 3 were valued utilizing third-party pricing information without adjustment.

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

Dividends Declared

On May 13, 2020, the Company declared a quarterly cash dividend of $0.67 per common share to be paid on August 14, 2020 to stockholders of record at the close of business on July 31, 2020.

Common Stock Repurchases

During the three and six months ended June 30, 2020, the Company repurchased 74,897 and 185,853 common shares, respectively, at a weighted average price of $100.11 and $94.13 per share, respectively, for a total cost, including fees and expenses, of $7.5 million and $17.5 million, respectively, under its share repurchase program. In May 2020, the Company's Board of Directors authorized an additional 750,000 shares to be repurchased under the share repurchase program. As of June 30, 2020, 816,585 shares remained available for repurchase. Under the terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

8. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2020 and 2019 were as follows:

(in thousands)	Unrealized Gains (Losses) on Securities Available-for-Sale	Foreign Currency Translation Adjustments
Balance at December 31, 2019	$—	$9
Foreign currency translation adjustments, net of tax of $9	—	(26)
Net current-period other comprehensive income (loss)	—	(26)
Balance at June 30, 2020	$—	$(17)

(in thousands)	Unrealized Gains (Losses) on Securities Available-for-Sale	Foreign Currency Translation Adjustments
Balance at December 31, 2018	$(726)	$(5)
Foreign currency translation adjustments, net of tax of $1	—	(2)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $(254)	726	—
Net current-period other comprehensive income (loss)	726	(2)
Balance at June 30, 2019	$—	$(7)

9. Stock-Based Compensation

Pursuant to the Company's Omnibus Incentive and Equity Plan (the "Plan"), officers, employees and directors may be granted equity-based awards, including restricted stock units ("RSUs"), performance stock units ("PSUs"), stock options and unrestricted shares of common stock. At June 30, 2020, 337,091 shares of common stock remained available for issuance of the 2,820,000 shares that are authorized for issuance under the Plan.

Stock based compensation expense is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(in thousands)
Stock-based compensation expense	$6,492	$5,755	$10,113	$11,384

Restricted Stock Units

Each RSU entitles the holder to one share of common stock when the restriction expires. RSUs may be time-vested or performance-contingent (PSUs) and generally vest in one to three years. Shares that are issued upon vesting are newly issued shares from the Plan and are not issued from treasury stock.

RSU activity for the six months ended June 30, 2020 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	528,376	$115.74
Granted	210,264	$86.36
Forfeited	(3,263)	$121.03
Settled	(178,859)	$110.77
Outstanding at June 30, 2020	556,518	$106.21

For the six months ended June 30, 2020 and 2019, a total of 62,899 and 57,411 RSUs, respectively, were withheld by the Company as a result of net share settlements to settle minimum employee tax withholding obligations. The Company paid $5.5 million and $5.8 million for the six months ended June 30, 2020 and 2019, respectively, in minimum employee tax withholding obligations related to RSUs withheld for net share settlements. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have been otherwise issued as a result of the vesting.
During the six months ended June 30, 2020, the Company granted 68,371 PSUs, included in the table above, that contain performance-based metrics in addition to a service condition. Compensation expense for PSUs is generally recognized over a three-year service period based upon the value determined using a combination of (i) the intrinsic value method, for awards that contain a performance metric that represents a "performance condition" in accordance with ASC 718 and (ii) the Monte Carlo simulation valuation model for awards that contain a "market condition" performance metric under ASC 718. Compensation expense for PSU awards that contain a market condition is fixed at the date of grant and will not be adjusted in future periods based upon the achievement of the market condition. Compensation expense for PSU awards with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period.

As of June 30, 2020, unamortized stock-based compensation expense for unvested RSUs and PSUs was $30.0 million, with a weighted-average remaining amortization period of 1.6 years.

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

The computation of basic and diluted EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Net Income (Loss)	$16,209	$27,899	$17,215	$50,367
Noncontrolling interests	(4,930)	(973)	(10,221)	(1,695)
Net Income (Loss) Attributable to Stockholders	11,279	26,926	6,994	48,672
Preferred stock dividends	—	(2,084)	—	(4,168)
Net Income (Loss) Attributable to Common Stockholders	$11,279	$24,842	$6,994	$44,504
Shares:
Basic: Weighted-average number of shares outstanding	7,720	6,999	7,572	7,010
Plus: Incremental shares from assumed conversion of dilutive instruments	175	1,253	364	1,280
Diluted: Weighted-average number of shares outstanding	7,895	8,252	7,936	8,290
Earnings (Loss) per Share—Basic	$1.46	$3.55	$0.92	$6.35
Earnings (Loss) per Share—Diluted	$1.43	$3.26	$0.88	$5.87

The following table details the securities that have been excluded from the above computation of weighted-average number of shares for diluted EPS, because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Restricted stock units and options	35	27	1	24
Total anti-dilutive securities	35	27	1	24

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

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 50.9% and 20.5% for the six months ended June 30, 2020 and 2019, respectively. The comparatively higher estimated effective tax rate for the six months ended June 30, 2020 was primarily due to unrealized losses on certain Company investments for which a valuation allowance was recorded.

12. Debt

Credit Agreement

The Company's credit agreement, as amended (the "Credit Agreement"), is comprised of (i) $365.0 million of seven-year term debt (the "Term Loan") expiring in June 2024 and (ii) a $100.0 million five-year revolving credit facility (the "Credit Facility") expiring in June 2022. During the six months ended June 30, 2020, the Company reduced its Term Loan by $45.0 million, including the retirement of $10.0 million of principal for $8.9 million from certain debt holders in accordance with the prepayment provisions in the Credit Agreement. At June 30, 2020, $240.7 million was outstanding under the Term Loan, and the Company had no outstanding borrowings under its Credit Facility. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented on the Condensed Consolidated Balance Sheet net of related debt issuance costs, which were $5.9 million as of June 30, 2020.

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

Redeemable noncontrolling interests for the six months ended June 30, 2020 included the following amounts:

(in thousands)	CIP	Affiliate Noncontrolling Interests	Total
Balances at December 31, 2019	$5,429	$58,416	$63,845
Net income (loss) attributable to noncontrolling interests	(780)	1,885	1,105
Changes in redemption value (1)	—	10,239	10,239
Total net income (loss) attributable to noncontrolling interests	(780)	12,124	11,344
Net subscriptions (redemptions) and other	19,696	(4,198)	15,498
Balances at June 30, 2020	$24,345	$66,342	$90,687

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

The Company evaluates any variable interest entities ("VIEs") in which the Company has a variable interest for consolidation. A VIE is an entity in which either (i) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (ii) where as a group, the holders of the equity investment at risk do not possess (x) the power through voting or similar rights to direct the activities that most significantly impact the entity’s economic performance; (y) the obligation to absorb expected losses or the right to receive expected residual returns of the entity; or (z) proportionate voting and economic interests and where substantially all of the entity’s activities either involve or are conducted on behalf of an investor with disproportionately fewer voting rights. If an entity has any of these characteristics, it is considered a VIE and is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that has both the power to direct the activities that most significantly impact the VIE’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

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

The following table presents the balances of CIP that, after intercompany eliminations, were reflected in the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019:

	As of
	June 30, 2020			December 31, 2019
		VIEs			VIEs
(in thousands)	VOEs	CLOs	Other	VOEs	CLOs	Other
Cash and cash equivalents	$9,966	$72,721	$1,098	$2,665	$97,130	$363
Investments	45,560	2,194,211	34,049	22,223	1,976,148	31,739
Other assets	5,328	23,894	565	1,563	21,450	599
Notes payable	—	(2,156,587)	—	—	(1,834,535)	—
Securities purchased payable and other liabilities	(5,250)	(66,707)	(356)	(2,964)	(164,887)	(200)
Noncontrolling interests	(22,304)	(8,345)	(2,041)	(3,865)	(10,558)	(1,564)
Net interests in CIP	$33,300	$59,187	$33,315	$19,622	$84,748	$30,937

Consolidated CLOs

The majority of the Company's CIP that are VIEs are CLOs. At June 30, 2020, the Company consolidated six CLOs. The financial information of certain CLOs is included in the Company's condensed consolidated financial statements on a one-month lag based upon the availability of the fund financial information. A majority-owned consolidated private fund, whose primary purpose is to invest in CLOs for which the Company serves as the collateral manager, is also included.

Investments of CLOs

The CLOs held investments of $2.2 billion at June 30, 2020 consisting of bank loan investments, which comprise the majority of the CLOs' portfolio asset collateral and are senior secured corporate loans across a variety of industries. These bank loan investments mature at various dates between 2020 and 2028 and pay interest at LIBOR plus a spread of up to 8.50%. The CLOs may elect to reinvest any prepayments received on bank loan investments up until the periods between October 2019 and March 2025, depending on the CLO. Generally, subsequent prepayments received after the reinvestment period must be used to pay down the note obligations. At June 30, 2020, the fair value of the senior bank loans was less than the unpaid principal balance by $219.3 million. At June 30, 2020, there were no material collateral assets in default.

Notes Payable of CLOs

The CLOs held notes payable with a total value, at par, of $2.5 billion at March 31, 2020, consisting of senior secured floating rate notes payable with a par value of $2.3 billion and subordinated notes with a par value of $225.9 million. These note obligations bear interest at variable rates based on LIBOR plus a pre-defined spread ranging from 0.8% to 8.7%. The principal amounts outstanding of these note obligations mature on dates ranging from October 2027 to January 2033.

The Company’s beneficial interests and maximum exposure to loss related to these consolidated CLOs is limited to (i) ownership in the subordinated notes and (ii) accrued management fees. The secured notes of the consolidated CLOs have contractual recourse only to the related assets of the CLO and are classified as financial liabilities. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative prescribed by ASU 2014-13, Consolidation (Topic 810) ("ASU 2014-13") results in the net assets of the consolidated CLOs shown above to be equivalent to the beneficial interests retained by the Company at June 30, 2020, as shown in the table below:

(in thousands)
Subordinated notes	$57,524
Accrued investment management fees	1,663
Total beneficial interests	$59,187

The following table represents income and expenses of the consolidated CLOs included in the Company’s Condensed Consolidated Statements of Operations for the period indicated:

(in thousands)	Six Months Ended June 30, 2020
Income:
Realized and unrealized gain (loss), net	$(11,516)
Interest income	56,942
Total income	45,426

Expenses:
Other operating expenses	8,676
Interest expense	52,636
Total expense	61,312
Noncontrolling interests	1,123
Net Income (loss) attributable to CIP	$(14,763)

As summarized in the table below, the application of the measurement alternative as prescribed by ASU 2014-13 results in the consolidated net income summarized above to be equivalent to the Company’s own economic interests in the consolidated CLOs, which are eliminated upon consolidation:

(in thousands)	Six Months Ended June 30, 2020
Distributions received and unrealized gains (losses) on the subordinated notes held by the Company	$(19,376)
Investment management fees	4,613
Total economic interests	$(14,763)

Fair Value Measurements of CIP

The assets and liabilities of CIP measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 by fair value hierarchy level were as follows:

As of June 30, 2020

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$72,721	$—	$—	$72,721
Debt investments	16,040	2,220,486	11,552	2,248,078
Equity investments	24,202	1,220	320	25,742
Derivatives	295	511	—	806
Total assets measured at fair value	$113,258	$2,222,217	$11,872	$2,347,347
Liabilities
Notes payable	$—	$2,156,587	$—	$2,156,587
Derivatives	495	311	—	806
Short sales	421	—	—	421
Total liabilities measured at fair value	$916	$2,156,898	$—	$2,157,814

As of December 31, 2019

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$97,130	$—	$—	$97,130
Debt investments	218	1,973,427	39,389	2,013,034
Equity investments	15,872	171	1,033	17,076
Total assets measured at fair value	$113,220	$1,973,598	$40,422	$2,127,240
Liabilities
Notes payable	$—	$1,834,535	$—	$1,834,535
Short sales	430	—	—	430
Total liabilities measured at fair value	$430	$1,834,535	$—	$1,834,965

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

Derivative assets and liabilities represent futures contracts, swaps contracts, option contracts and forward contracts held in CIP. Derivative instruments in an asset position are classified as other assets of CIP in the Condensed Consolidated Balance Sheets. Derivative instruments in a liability position are classified as liabilities of CIP within the Condensed Consolidated Balance Sheets. The change in fair value of such derivatives is recorded in realized and unrealized gain (loss) on investments of CIP, net, in the Condensed Consolidated Statements of Operations. Depending on the nature of the inputs, these derivative assets and liabilities are classified as Level 1, 2 or 3 within the fair value measurement hierarchy. In connection with entering into these derivative contracts, these CIP may be required to pledge an amount of cash equal to the appropriate “initial margin” requirements. The cash pledged or on deposit is recorded in the Condensed Consolidated Balance Sheets of the Company as Cash pledged or on deposit of CIP. The fair value of such derivatives at June 30, 2020 was immaterial.

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

The securities purchase payable at June 30, 2020 and December 31, 2019 approximated fair value due to the short-term nature of the instruments.

The following table is a reconciliation of assets of CIP for Level 3 investments for which significant unobservable inputs were used to determine fair value:

	Six Months Ended June 30,
(in thousands)	2020	2019
Level 3 Investments of CIP (1)
Balance at beginning of period	$40,422	$6,848
Realized gains (losses), net	4	(114)
Change in unrealized gains (losses), net	(920)	563
Purchases	56	2,157
Amortization	6	—
Sales	(1,195)	(2,457)
Transfers to Level 2	(38,607)	(21,891)
Transfers from Level 2	12,106	40,032
Balance at end of period	$11,872	$25,138

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
At June 30, 2020, the carrying value and maximum risk of loss related to the Company's interest in these VIEs was $14.6 million.

16. Subsequent Events

On July 4, 2020, two wholly-owned subsidiaries of the Company entered into an agreement with Allianz Global Investors U.S. LLC and Allianz Global Investors Distributors LLC (collectively, "AllianzGI") allowing the Company to be the investment adviser, distributor and/or administrator of certain AllianzGI's open-end, closed-end and retail separate account assets. The agreement is subject to the approval of the AllianceGI U.S. Funds Board and fund shareholders and is expected to close near year-end 2020.

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

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as well as the following risks and uncertainties resulting from: (i) the on-going effects of the COVID-19 pandemic and associated global economic disruption; (ii) any reduction in our assets under management; (iii) withdrawal, renegotiation or termination of investment advisory agreements; (iv) damage to our reputation; (v) failure to comply with investment guidelines or other contractual requirements; (vi) inability to satisfy financial covenants and payments related to our indebtedness; (vii) inability to attract and retain key personnel; (viii) challenges from the competition we face in our business; (ix) adverse regulatory and legal developments; (x) unfavorable changes in tax laws or limitations; (xi) adverse developments related to unaffiliated subadvisers; (xii) negative implications of changes in key distribution relationships; (xiii) interruptions in or failure to provide critical technological service by us or third parties; (xiv) volatility associated with our common stock; (xv) adverse civil litigation and government investigations or proceedings; (xvi) risk of loss on our investments; (xvii) inability to make quarterly common stock dividends; (xviii) lack of sufficient capital on satisfactory terms; (xix) losses or costs not covered by insurance; (xx) impairment of goodwill or intangible assets; (xxi) inability to achieve expected acquisition-related benefits; and other risks and uncertainties. Any occurrence of, or any material adverse change in, one or more risk factors or risks and uncertainties referred to above, in our 2019 Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and our other periodic reports filed with the Securities and Exchange Commission (the "SEC") could materially and adversely affect our operations, financial results, cash flows, prospects and liquidity.

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

Recent Market Developments

    During the first half of 2020, the novel coronavirus global pandemic ("COVID-19") significantly impacted the global economy and financial markets, creating uncertainty, market volatility and dislocation. Financial markets experienced significant declines during the first quarter of 2020 and in the second quarter, certain markets, including domestic equity securities, experienced recoveries erasing much of the first quarter decline.  In an effort to contain COVID-19 in the U.S., or slow its spread, the federal government and nearly every state enacted varying degrees of social containment measures, restricting business and related activities, closing borders, and restricting travel.  Governments around the world have responded to COVID-19 with economic stimulus measures. These measures are intended to support businesses, employees and consumers until economic activities recover. Although financial markets, particularly domestic equity securities, have largely recovered in the second quarter, the economy has been slower to recover. The timing and magnitude of the economic recovery, as well as the sustainability of the financial markets second quarter recovery, is uncertain.

Impact of COVID-19 to our Business

As a result of the challenging and volatile capital, equity and credit markets our assets under management experienced significant market volatility during the first six months of 2020 with market depreciation of $16.6 billion and market appreciation of $15.2 billion during the first and second quarters of 2020, respectively. In addition, the fair market value of our seed capital and other investments experienced similar volatility. To the extent that financial markets continue to be impacted, we may experience further volatility in our assets under management and the fair market value of our seed capital and other investments.

Financial Highlights

•	Net income per diluted share was $1.43 in the second quarter of 2020, as compared to net income per diluted share of $3.26 in the second quarter of 2019.

•
Total sales were $9.1 billion in the second quarter of 2020, an increase of $4.0 billion, or 77.5%, from $5.1 billion in the second quarter of 2019. Net flows were $2.5 billion in the second quarter of 2020 compared to $0.1 billion in the second quarter of 2019.

•	Assets under management were $108.5 billion at June 30, 2020, an increase of $3.5 billion, or 3.3%, from June 30, 2019.

Assets Under Management

At June 30, 2020, total assets under management were $108.5 billion, representing an increase of $3.5 billion, or 3.3%, from June 30, 2019, and a decrease of $0.4 billion, or 0.4%, from December 31, 2019. The change in total assets under management from June 30, 2019 included $4.6 billion of positive market performance and $0.5 billion of positive flows. The change in total assets under management from December 31, 2019 was due to $1.3 billion of negative market performance partially offset by $1.3 billion of positive net flows.

Average long-term assets under management, which represent the majority of our fee-earning asset levels, were $100.8 billion for the six months ended June 30, 2020, an increase of $3.2 billion, or 3.3%, from $97.6 billion for the six months ended June 30, 2019. The increase in average long-term assets under management compared to the prior year period was primarily due to market performance and positive net flows.

Operating Results

In the second quarter of 2020, total revenues decreased 5.4% to $132.9 million from $140.5 million in the second quarter of 2019, primarily as a result of lower average assets under management in our open-end funds. Operating income decreased $3.5 million to $26.6 million in the second quarter of 2020 compared to $30.1 million in the second quarter of 2019, primarily due to decreased revenue partially offset by lower operating expenses.

Assets Under Management by Product

The following table summarizes our assets under management by product:

	As of June 30,		Change
(in millions)	2020	2019	$	%
Open-End Funds (1)	$40,053	$41,223	$(1,170)	(2.8)%
Closed-End Funds	5,639	6,653	(1,014)	(15.2)%
Exchange Traded Funds	541	1,078	(537)	(49.8)%
Retail Separate Accounts	22,054	18,260	3,794	20.8%
Institutional Accounts	34,545	32,056	2,489	7.8%
Structured Products	4,264	3,984	280	7.0%
Total Long-Term	107,096	103,254	3,842	3.7%
Liquidity (2)	1,365	1,752	(387)	(22.1)%
Total	$108,461	$105,006	$3,455	3.3%
Average Assets Under Management (3)	$102,031	$99,316	$2,715	2.7%
Average Long-Term Assets Under Management (3)	$100,788	$97,569	$3,219	3.3%

(1)	Represents assets under management of U.S. retail funds, offshore funds and variable insurance funds.

(2)	Represents assets under management in liquidity strategies, including in certain open-end funds and institutional accounts.

(3)	Averages for the six-month period ended June 30 were calculated as follows:

-	Funds - average daily or weekly balances

-	Retail Separate Accounts - prior-quarter ending balances

-	Institutional Accounts and Structured Products - average of month-end balances

Asset Flows by Product

The following table summarizes asset flows by product:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Open-End Funds (1)
Beginning balance	$33,498	$40,633	$42,870	$37,710
Inflows	4,388	2,510	8,262	5,510
Outflows	(4,005)	(3,214)	(9,476)	(7,081)
Net flows	383	(704)	(1,214)	(1,571)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Market performance	6,244	1,465	(1,486)	5,304
Other (2)	(72)	(171)	(117)	(220)
Ending balance	$40,053	$41,223	$40,053	$41,223
Closed-End Funds
Beginning balance	$5,343	$6,553	$6,748	$5,956
Inflows	—	9	5	20
Outflows	—	—	—	—
Net flows	—	9	5	20
Market performance	380	182	(805)	844
Other (2)	(84)	(91)	(309)	(167)
Ending balance	$5,639	$6,653	$5,639	$6,653
Exchange Traded Funds
Beginning balance	$480	$1,102	$1,156	$668
Inflows	74	132	160	526
Outflows	(140)	(117)	(373)	(163)
Net flows	(66)	15	(213)	363
Market performance	137	(5)	(368)	103
Other (2)	(10)	(34)	(34)	(56)
Ending balance	$541	$1,078	$541	$1,078
Retail Separate Accounts
Beginning balance	$17,660	$17,123	$20,414	$14,998
Inflows	1,483	731	2,544	1,484
Outflows	(654)	(447)	(1,429)	(919)
Net flows	829	284	1,115	565
Market performance	3,560	877	520	2,772
Other (2)	5	(24)	5	(75)
Ending balance	$22,054	$18,260	$22,054	$18,260
Institutional Accounts
Beginning balance	$28,210	$30,514	$32,635	$27,445
Inflows	3,141	1,737	4,640	2,691
Outflows	(1,666)	(1,259)	(3,443)	(2,413)
Net flows	1,475	478	1,197	278
Market performance	4,877	1,141	727	4,297
Other (2)	(17)	(77)	(14)	36
Ending balance	$34,545	$32,056	$34,545	$32,056
Structured Products
Beginning balance	$4,343	$3,998	$3,903	$3,640
Inflows	—	—	491	389
Outflows	(73)	(21)	(115)	(37)
Net flows	(73)	(21)	376	352
Market performance	33	56	72	83
Other (2)	(39)	(49)	(87)	(91)
Ending balance	$4,264	$3,984	$4,264	$3,984
Total Long-Term
Beginning balance	$89,534	$99,923	$107,726	$90,417
Inflows	9,086	5,119	16,102	10,620
Outflows	(6,538)	(5,058)	(14,836)	(10,613)
Net flows	2,548	61	1,266	7
Market performance	15,231	3,716	(1,340)	13,403
Other (2)	(217)	(446)	(556)	(573)
Ending balance	$107,096	$103,254	$107,096	$103,254

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Liquidity (3)
Beginning balance	$1,160	$1,789	$1,178	$1,613
Other (2)	205	(37)	187	139
Ending balance	$1,365	$1,752	$1,365	$1,752
Total
Beginning balance	$90,694	$101,712	$108,904	$92,030
Inflows	9,086	5,119	16,102	10,620
Outflows	(6,538)	(5,058)	(14,836)	(10,613)
Net flows	2,548	61	1,266	7
Market performance	15,231	3,716	(1,340)	13,403
Other (2)	(12)	(483)	(369)	(434)
Ending balance	$108,461	$105,006	$108,461	$105,006

(1)	Represents assets under management of U.S. retail funds, offshore funds and variable insurance funds.

(2)
Represents open-end and closed-end fund distributions net of reinvestments, the net change in assets from liquidity strategies and the effect on net flows from non-sales related activities such as asset acquisitions/(dispositions), seed capital investments/(withdrawals), structured products reset transactions and the use of leverage.

(3)	Represents assets under management in liquidity strategies, including in certain open-end funds and institutional accounts.

Assets Under Management by Asset Class

The following table summarizes our assets under management by asset class:

	As of June 30,		Change		% of Total
(in millions)	2020	2019	$	%	2020	2019
Asset Class
Equity	$73,823	$64,888	$8,935	13.8%	68.1%	61.8%
Fixed income	28,870	32,983	(4,113)	(12.5)%	26.6%	31.4%
Alternatives (1)	4,403	5,383	(980)	(18.2)%	4.1%	5.1%
Liquidity (2)	1,365	1,752	(387)	(22.1)%	1.2%	1.7%
Total	$108,461	$105,006	$3,455	3.3%	100.0%	100.0%

(1)	Consists of real estate securities, mid-stream energy securities and master limited partnerships, options strategies and other.

(2)	Represents assets under management in liquidity strategies, including in certain open-end funds and institutional accounts.

Average Assets Under Management and Average Basis Points

The following table summarizes the average management fees earned in basis points and average assets under management:

	Three Months Ended June 30,
	Average Fee Earned (expressed in basis points)		Average Assets Under Management (in millions) (2)
	2020	2019	2020	2019
Products
Open-End Funds (1)	58.4	55.7	$37,198	$40,961
Closed-End Funds	61.8	65.0	5,566	6,551
Exchange Traded Funds	14.1	23.4	554	1,082
Retail Separate Accounts	51.0	48.4	17,660	17,123
Institutional Accounts	31.3	30.8	31,648	30,771
Structured Products	26.8	35.3	4,265	3,968
All Long-Term Products	46.8	46.3	96,891	100,456
Liquidity (3)	11.8	10.6	1,267	1,769
All Products	46.3	45.7	$98,158	$102,225

	Six Months Ended June 30,
	Average Fee Earned (expressed in basis points)		Average Assets Under Management (in millions) (2)
	2020	2019	2020	2019
Products
Open-End Funds (1)	58.1	55.2	$39,129	$40,247
Closed-End Funds	62.3	65.0	6,045	6,404
Exchange Traded Funds	18.7	20.4	758	977
Retail Separate Accounts	50.8	48.6	19,037	16,061
Institutional Accounts	30.3	30.7	31,591	30,062
Structured Products	30.3	36.1	4,228	3,818
All Long-Term Products	46.8	46.1	100,788	97,569
Liquidity (3)	10.8	10.2	1,243	1,747
All Products	46.4	45.5	$102,031	$99,316

(1)	Represents assets under management of U.S. retail funds, offshore funds and variable insurance funds.

(2)	Averages are calculated as follows:

-	Funds - average daily or weekly balances

-	Retail Separate Accounts - prior-quarter ending balances

-	Institutional Accounts and Structured Products - average of month-end balances

(3)	Represents assets under management in liquidity strategies, including in certain open-end funds and institutional accounts.

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

The average fee rate earned on long-term products for the three and six months ended June 30, 2020 increased by 0.5 and 0.7 basis points, respectively, compared to the same periods in the prior year. The primary reason for the increase during the three and six months ended June 30, 2020 was due to changes in the underlying asset mix to higher fee earning strategies in open-end funds and retail separate accounts during the current year.

Results of Operations
Summary Financial Data

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2020	2019	2020 vs. 2019%		2020	2019	2020 vs. 2019%
Investment management fees	$110,550	$114,591	$(4,041)	(3.5)%	$230,838	$220,509	$10,329	4.7%
Other revenue	22,344	25,898	(3,554)	(13.7)%	46,622	50,698	(4,076)	(8.0)%
Total revenues	132,894	140,489	(7,595)	(5.4)%	277,460	271,207	6,253	2.3%
Total operating expenses	106,272	110,361	(4,089)	(3.7)%	226,236	220,080	6,156	2.8%
Operating income (loss)	26,622	30,128	(3,506)	(11.6)%	51,224	51,127	97	0.2%
Other income (expense), net	(435)	12,455	(12,890)	(103.5)%	(16,036)	14,417	(30,453)	(211.2)%
Interest income (expense), net	(2,400)	(5,896)	3,496	(59.3)%	(104)	(2,170)	2,066	(95.2)%
Income (loss) before income taxes	23,787	36,687	(12,900)	(35.2)%	35,084	63,374	(28,290)	(44.6)%
Income tax expense (benefit)	7,578	8,788	(1,210)	(13.8)%	17,869	13,007	4,862	37.4%
Net income (loss)	16,209	27,899	(11,690)	(41.9)%	17,215	50,367	(33,152)	(65.8)%
Noncontrolling interests	(4,930)	(973)	(3,957)	406.7%	(10,221)	(1,695)	(8,526)	503.0%
Net Income (Loss) Attributable to Stockholders	11,279	26,926	(15,647)	(58.1)%	6,994	48,672	(41,678)	(85.6)%
Preferred stockholder dividends	—	(2,084)	2,084	(100.0)%	—	(4,168)	4,168	(100.0)%
Net Income (Loss) Attributable to Common Stockholders	$11,279	$24,842	$(13,563)	(54.6)%	$6,994	$44,504	$(37,510)	(84.3)%

Revenues

Revenues by source were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2020	2019	2020 vs. 2019%		2020	2019	2020 vs. 2019%
Investment management fees
Open-end funds	$54,018	$56,973	$(2,955)	(5.2)%	$113,126	$110,266	$2,860	2.6%
Closed-end funds	8,557	10,620	(2,063)	(19.4)%	18,736	20,639	(1,903)	(9.2)%
Retail separate accounts	22,398	20,664	1,734	8.4%	48,112	38,669	9,443	24.4%
Institutional accounts	24,606	23,656	950	4.0%	47,523	45,833	1,690	3.7%
Structured products	417	1,585	(1,168)	(73.7)%	1,991	3,232	(1,241)	(38.4)%
Other products	554	1,093	(539)	(49.3)%	1,350	1,870	(520)	(27.8)%
Total investment management fees	110,550	114,591	(4,041)	(3.5)%	230,838	220,509	10,329	4.7%
Distribution and service fees	8,889	10,617	(1,728)	(16.3)%	18,349	20,680	(2,331)	(11.3)%
Administration and shareholder service fees	13,289	15,054	(1,765)	(11.7)%	27,942	29,467	(1,525)	(5.2)%
Other income and fees	166	227	(61)	(26.9)%	331	551	(220)	(39.9)%
Total revenues	$132,894	$140,489	$(7,595)	(5.4)%	$277,460	$271,207	$6,253	2.3%

Investment Management Fees

Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payments. Investment management fees decreased by $4.0 million, or 3.5%, and increased $10.3 million, or 4.7%, for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year. The decrease in investment management fees during the three-month period was due to a decrease in average assets under management of $4.1 billion, or 4.0%, partially offset by an increase in the total average fee rate of 0.6 basis points. The increase in investment management fees during the six-month period was due to an increase in average assets under management of $2.7 billion and an increase in the total average fee rate of 0.9 basis points.

Distribution and Service Fees

Distribution and service fees are sales- and asset-based fees earned from open-end funds for marketing and distribution services. Distribution and service fees decreased by $1.7 million, or 16.3%, and $2.3 million, or 11.3%, for the three and six months ended June 30, 2020, respectively, compared to the same period in the prior year, primarily due to lower sales and average assets for open-end funds in share classes that have distribution and service fees.

Administration and Shareholder Service Fees

Administration and shareholder service fees represent fees earned for fund administration and shareholder services from our open-end mutual funds and certain of our closed-end funds. Fund administration and shareholder service fees decreased by $1.8 million, or 11.7%, and $1.5 million, or 5.2%, for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year primarily due to the decrease in average assets under management for open-end funds.

Other Income and Fees

Other income and fees primarily represent contingent sales charges earned from investor redemptions of certain shares sold without a front-end sales charge. Other income and fees remained generally consistent for the three and six months ended June 30, 2020, compared to the same periods in the prior year.

Operating Expenses

Operating expenses by category were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2020	2019	2020 vs. 2019%		2020	2019	2020 vs. 2019%
Operating expenses
Employment expenses	$60,163	$58,123	$2,040	3.5%	$126,293	$118,974	$7,319	6.2%
Distribution and other asset-based expenses	17,345	21,322	(3,977)	(18.7)%	36,754	41,086	(4,332)	(10.5)%
Other operating expenses	17,436	19,174	(1,738)	(9.1)%	36,321	37,897	(1,576)	(4.2)%
Other operating expenses of CIP	2,179	2,568	(389)	(15.1)%	8,928	3,019	5,909	195.7%
Restructuring and severance	420	320	100	31.3%	420	1,496	(1,076)	(71.9)%
Depreciation expense	1,196	1,271	(75)	(5.9)%	2,454	2,484	(30)	(1.2)%
Amortization expense	7,533	7,583	(50)	(0.7)%	15,066	15,124	(58)	(0.4)%
Total operating expenses	$106,272	$110,361	$(4,089)	(3.7)%	$226,236	$220,080	$6,156	2.8%

Employment Expenses

Employment expenses consist of fixed and variable compensation and related employee benefit costs. Employment expenses for the three and six months ended June 30, 2020 were $60.2 million and $126.3 million, respectively, which represented an increase of $2.0 million, or 3.5%, and $7.3 million, or 6.2%, compared to the same periods in the prior year. The increase for the three months ended June 30, 2020 was primarily due to increased sales-based compensation partially offset by lower profit-based compensation. The increase for the six months ended June 30, 2020 was primarily due to increased profit- and sales-based compensation partially offset by lower stock-based compensation.

Distribution and Other Asset-Based Expenses

Distribution and other asset-based expenses consist primarily of payments to third-party client intermediaries for providing services to investors in sponsored investment products. These payments are primarily based on percentages of sales, assets under management or revenues. These expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized on a straight-line basis over the periods in which commissions are generally recovered from distribution fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares. Distribution and other asset-based expenses decreased by $4.0 million, or 18.7%, and $4.3 million, or 10.5%, for the three and six months ended June 30, 2020, respectively, as compared to the same periods in the prior year, primarily due to a lower percentage of sales and assets under management in share classes that have distribution and other asset-based expenses.

Other Operating Expenses

Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and distribution related costs, rent and occupancy expenses, and other business costs. Other operating expenses for the three and six months ended June 30, 2020 decreased by $1.7 million, or 9.1%, and $1.6 million, or 4.2%, respectively, as compared to the same periods in the prior year, due to decreased travel expenses primarily as a result of the impact of COVID-19 on the current operating environment.

Other Operating Expenses of CIP

Other operating expenses of CIP decreased $0.4 million, or 15.1% to $2.2 million for the three months ended June 30, 2020 and increased $5.9 million, or 195.7%, to $8.9 million, for the six months ended June 30, 2020, compared to the same periods in the prior year. The decrease during the three-month period was primarily due to costs associated with the issuance of a CLO in the prior-year period. The increase in the six-month period was primarily due to costs associated with the issuance of an additional CLO as well as the refinancing of debt for two CLOs in the current year period.

Restructuring and Severance

During the three and six months ended June 30, 2020, we incurred $0.4 million in restructuring and severance costs. During the three and six months ended June 30, 2019, we incurred $0.3 million and $1.5 million, respectively in restructuring and severance costs. The costs primarily related to severance costs in all periods.

Depreciation Expense

Depreciation expense consists primarily of the straight-line depreciation of furniture, equipment and leasehold improvements. Depreciation expense remained generally consistent for the three and six months ended June 30, 2020, compared to the same periods in the prior year.

Amortization Expense

Amortization expense consists of the amortization of definite-lived intangible assets over their estimated useful lives.
Amortization expense remained generally consistent for the three and six months ended June 30, 2020 compared to the same periods in the prior year.

Other Income (Expense)

Other Income (Expense), net by category were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2020	2019	2020 vs. 2019%		2020	2019	2020 vs. 2019%
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	$7,114	$2,039	$5,075	248.9%	$(430)	$5,472	$(5,902)	(107.9)%
Realized and unrealized gain (loss) of CIP, net	(6,744)	9,720	(16,464)	(169.4)%	(15,413)	7,799	(23,212)	(297.6)%
Other income (expense), net	(805)	696	(1,501)	(215.7)%	(193)	1,146	(1,339)	(116.8)%
Total Other Income (Expense), net	$(435)	$12,455	$(12,890)	(103.5)%	$(16,036)	$14,417	$(30,453)	(211.2)%

Realized and unrealized gain (loss) on investments, net

Realized and unrealized gain (loss) on investments, net changed during the three and six months ended June 30, 2020 by $5.1 million, or 248.9%, and $(5.9) million, or (107.9)%, respectively, as compared to the same periods in the prior year.

The realized and unrealized gains and losses during the three and six months ended June 30, 2020 reflected changes in overall market conditions experienced during the periods.

Realized and unrealized gain (loss) of CIP, net

Realized and unrealized gain (loss) of CIP, net changed $(16.5) million, or (169.4)%, and $(23.2) million, or (297.6)%, respectively, during the three and six months ended June 30, 2020, compared to the same periods in the prior year. The change consisted primarily of an increase in net realized and unrealized losses of $81.7 million and $171.9 million for the three- and six-month periods ended June 30, 2020, respectively, primarily due to changes in market values of leveraged loans, partially offset by an increase of $65.2 million and $148.7 million in the three- and six-month periods, respectively, in unrealized gains on notes payable.

Other income (expense), net

Other income (expense), net decreased $1.5 million, or (215.7)%, and $1.3 million, or (116.8)%, respectively, for the three and six months ended June 30, 2020 compared to the same periods in the prior year due to losses from equity method investments during the current year periods.

Interest Income (Expense)

Interest Income (Expense), net by category were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2020	2019	2020 vs. 2019%		2020	2019	2020 vs. 2019%
Interest Income (Expense)
Interest expense	$(3,126)	$(5,151)	$2,025	(39.3)%	$(6,325)	$(10,316)	$3,991	(38.7)%
Interest and dividend income	242	964	(722)	(74.9)%	994	2,154	(1,160)	(53.9)%
Interest and dividend income of investments of CIP	28,634	29,368	(734)	(2.5)%	57,863	56,770	1,093	1.9%
Interest expense of CIP	(28,150)	(31,077)	2,927	(9.4)%	(52,636)	(50,778)	(1,858)	3.7%
Total Interest Income (Expense), net	$(2,400)	$(5,896)	$3,496	(59.3)%	$(104)	$(2,170)	$2,066	(95.2)%

Interest Expense

Interest expense decreased $2.0 million, or 39.3%, and $4.0 million, or 38.7%, respectively, for the three and six months ended June 30, 2020 compared to the same periods in the prior year. The decreases were due to a decrease in the average levels of debt outstanding, including a gain on the early extinguishment of debt in the current six-month period, and a lower average interest rate compared to the same periods in the prior year.

Interest and Dividend Income

Interest and dividend income is earned on cash equivalents and our marketable securities. Interest and dividend income decreased $0.7 million, or 74.9%, and $1.2 million, or 53.9%, respectively, for the three and six months ended June 30, 2020, compared to the same periods in the prior year. The decreases were primarily due to lower interest rates earned on cash and lower investment balances as compared to the corresponding periods in the prior year.

Interest and Dividend Income of Investments of CIP

Interest and dividend income of investments of CIP decreased $0.7 million, or 2.5%, and increased $1.1 million, or 1.9%, respectively, for the three and six months ended June 30, 2020, compared to the same periods in the prior year. The decrease during the three-month period was primarily due to a decrease in interest rates partially offset by increased investments of CIP. The increase during the six-months ended June 30, 2020 compared to the same period in the prior year was due to increased investments of CIP during the current year period.

Interest Expense of CIP

Interest expense of CIP represents interest expense on the notes payable of CIP. Interest expense of CIP decreased by $2.9 million, or 9.4%, and increased by $1.9 million, or 3.7%, respectively, for the three and six months ended June 30, 2020, compared to the same periods in the prior year. The decrease during the three months ended June 30, 2020 was primarily due to $4.5 million of amortization of discounts on notes payable in the prior year partially offset by higher average debt balances of CIP during the current year period. The increase during the six-month period was primarily due to higher average debt balances of CIP during the current year period.

Income Tax Expense (Benefit)

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 50.9% and 20.5% for the six months ended June 30, 2020 and 2019, respectively. The increase in the estimated effective tax rate for the six months ended June 30, 2020 was primarily due to unrealized losses on various Company investments for which a valuation allowance was recorded.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act, referred to herein as the CARES Act, which contains several income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. The Company has evaluated the current legislation and, at this time, does not anticipate the CARES Act to have a material impact on its condensed consolidated financial statements.

Liquidity and Capital Resources
Certain Financial Data
The following table summarizes certain financial data relating to our liquidity and capital resources:

	June 30, 2020	December 31, 2019	Change
(in thousands)			2020 vs. 2019%
Balance Sheet Data
Cash and cash equivalents	$168,268	$221,781	$(53,513)	(24.1)%
Investments	61,301	83,206	(21,905)	(26.3)%
Debt	234,765	277,839	(43,074)	(15.5)%
Redeemable noncontrolling interests	90,687	63,845	26,842	42.0%
Total equity	666,511	686,257	(19,746)	(2.9)%

	Six Months Ended June 30,		Change
(in thousands)	2020	2019	2020 vs. 2019%
Cash Flow Data
Provided by (Used In):
Operating Activities	$(449,712)	$(143,668)	$(306,044)	213.0%
Investing Activities	9,249	(5,638)	14,887	(264.0)%
Financing Activities	370,577	145,934	224,643	153.9%

Overview

At June 30, 2020, we had $168.3 million of cash and cash equivalents and $61.3 million of investments, which included $40.0 million of investment securities, compared to $221.8 million of cash and cash equivalents and $83.2 million of investments, which included $61.0 million of investment securities, at December 31, 2019.

At June 30, 2020, we had $240.7 million of principal outstanding under our term loan maturing June 1, 2024 and no outstanding borrowings under our $100.0 million revolving credit facility. The Company's liquidity and capital resources were not materially impacted by the economic conditions during the first six months of 2020 as a result of the COVID-19 pandemic.

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

In addition to operating activities, other uses of cash could include: (i) investments in organic growth, including expanding our distribution efforts; (ii) seeding or launching new products, including seeding funds or sponsoring CLO issuances; (iii) principal payments on debt outstanding through scheduled amortization, excess cash flow payment requirements or additional paydowns; (iv) dividend payments to common stockholders; (v) repurchases of our common stock; (vi) investments in our infrastructure; (vii) investments in inorganic growth opportunities as they arise where the purchase price can take the form of upfront payments and/or contingent consideration; (viii) integration costs, including restructuring and severance, related to potential acquisitions, if any; and (ix) purchases of affiliate noncontrolling interests.

Capital and Reserve Requirements

We operate a broker-dealer subsidiary registered with the SEC that is subject to certain rules regarding minimum net capital. The broker-dealer is required to maintain a ratio of "aggregate indebtedness" to "net capital," as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us, including additional reporting requirements, a lower required ratio of aggregate indebtedness to net capital or interruption of our business. At June 30, 2020, the ratio of aggregate indebtedness to net capital of our broker-dealer was below the maximum allowed, and net capital was significantly greater than the required minimum.

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

Operating Cash Flow

Net cash used in operating activities of $449.7 million for the six months ended June 30, 2020 increased by $306.0 million from net cash used in operating activities of $143.7 million for the same period in the prior year primarily due to increased net purchases of investments by CIP of $294.0 million in the current year period compared to the prior year period.

Investing Cash Flow

Cash flows from investing activities consist primarily of capital expenditures and other investing activities related to our business operations. Net cash provided by investing activities was $9.2 million for the six months ended June 30, 2020 compared to net cash used in investing activities of $5.6 million in the same period for the prior year. The primary investing activities for the six months ended June 30, 2020 were related increases in cash of CIP due to the consolidation of additional investment products. The primary investing activities for the six months ended June 30, 2019 were capital expenditures and other asset purchases of $6.1 million partially offset by the sale of investments in unconsolidated CLOs of $2.0 million.

Financing Cash Flow

Cash flows from financing activities consist primarily of the issuance of common stock, return of capital through repurchases of common shares, dividends, withholding obligations for the net share settlement of employee share transactions, issuance of and repayment of debt by us, our CIP and contributions to noncontrolling interests related to CIP. Net cash provided by financing activities increased by $224.6 million to $370.6 million for the six months ended June 30, 2020 as compared to net cash provided by financing activities of $145.9 million for the six months ended June 30, 2019. Net cash provided by financing activities increased during the period primarily due to an increase of $249.9 million in net borrowings of CIP during the six months ended June 30, 2020 compared to the prior year period, partially offset by an increase of $19.2 million on the repayment of debt during the six months ended June 30, 2020 compared to the prior year period.

Credit Agreement

The Company's credit agreement, as amended (the "Credit Agreement"), is comprised of (i) $365.0 million of seven-year term debt (the "Term Loan") expiring in June 2024 and (ii) a $100.0 million five-year revolving credit facility (the "Credit Facility") expiring in June 2022. At June 30, 2020, $240.7 million was outstanding under the Term Loan, and there were no outstanding borrowings under the Credit Facility. In accordance with Accounting Standards Codification 835, Interest, the amounts outstanding under the Term Loan are presented in the Condensed Consolidated Balance Sheet net of related debt issuance costs, which were $5.9 million as of June 30, 2020.

Contractual Obligations

Our contractual obligations are summarized in our 2019 Annual Report on Form 10-K. As of June 30, 2020, there have been no material changes outside of the ordinary course of business in our contractual obligations since December 31, 2019.

Critical Accounting Policies and Estimates

Our financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our 2019 Annual Report on Form 10-K. There were no material changes in our critical accounting policies in the three months ended June 30, 2020.

Recently Issued Accounting Pronouncements
For a discussion of accounting standards, see Note 2 in our condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is primarily exposed to market risk associated with unfavorable movements in interest rates and securities prices. Except for the broad effects of COVID-19 on the global economy and major financial markets, during the three and six months ended June 30, 2020, there were no material changes to the information contained in Part II, Item 7A of the Company's 2019 Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q.

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

As previously indicated in our 2019 Annual Report on Form 10-K, our results of operations are affected by certain economic factors, including the condition of the securities markets. The global financial markets, including the capital, equity and credit markets, have been challenged in reaction to the COVID-19 pandemic and its related economic impact. The broader implications of the COVID-19 pandemic on our results of operations and overall financial performance remain uncertain and, to the extent the financial markets continue to experience challenges, we may experience further declines in our assets under management, which will adversely affect our revenues and earnings, and the fair value of our investments. Although we believe we have sufficient liquidity and capital resources to effectively continue operations for the foreseeable future, continued deterioration of worldwide credit and financial markets may limit our ability to raise capital and financing may not be available to us in sufficient amounts, on acceptable terms, or at all. If we are unable to access sufficient capital on acceptable terms, our business could be adversely impacted.

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

Please see additional discussion in Part I, Item 2. “Management Discussion and Analysis of Financial Condition and Results of Operations.”

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

As of June 30, 2020, 4,930,045 shares of our common stock had been authorized to be repurchased under the share repurchase program approved by our Board of Directors, and 816,585 shares remained available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

The following table sets forth information regarding our share repurchases in each month during the quarter ended June 30, 2020:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
April 1-30, 2020	—	$—	—	141,482
May 1-31, 2020	38,705	$89.46	38,705	852,777
June 1-30, 2020	36,192	$111.49	36,192	816,585
Total	74,897		74,897

(1)	Average price paid per share is calculated on a settlement basis and excludes commissions.

(2)
The share repurchases above were completed pursuant to a program announced in the fourth quarter of 2010 and most recently expanded in May 2020. This repurchase program is not subject to an expiration date.

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

101
The following information formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2020 and 2019, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019 and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 6, 2020

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)