Form 10-Q
period 2020-09-30
VIRTUS INVESTMENT PARTNERS, INC.
filed 2020-11-05
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock was 7,613,154 as of October 20, 2020.

VIRTUS INVESTMENT PARTNERS, INC.

"We," "us," "our," the "Company," and "Virtus" as used in this Quarterly Report on Form 10-Q refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
Virtus Investment Partners, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share data)	September 30, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$202,212	$221,781
Investments	54,446	83,206
Accounts receivable, net	76,616	74,132
Assets of consolidated investment products ("CIP")
Cash and cash equivalents of CIP	48,228	99,691
Cash pledged or on deposit of CIP	6,007	467
Investments of CIP	2,333,685	2,030,110
Other assets of CIP	27,415	23,612
Furniture, equipment and leasehold improvements, net	15,287	18,150
Intangible assets, net	287,793	310,391
Goodwill	290,366	290,366
Deferred taxes, net	8,862	15,879
Other assets	39,807	36,849
Total assets	$3,390,724	$3,204,634
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$87,256	$101,377
Accounts payable and accrued liabilities	21,633	23,308
Dividends payable	8,742	8,915
Debt	218,014	277,839
Other liabilities	35,833	40,507
Liabilities of CIP
Notes payable of CIP	2,190,937	1,834,535
Securities purchased payable and other liabilities of CIP	41,020	168,051
Total liabilities	2,603,435	2,454,532
Commitments and Contingencies (Note 13)
Redeemable noncontrolling interests	99,277	63,845
Equity:
Equity attributable to stockholders:
Series D mandatory convertible preferred stock, $0.01 par value, 0 and 1,150,000 shares authorized, issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	110,843
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 11,780,481 shares issued and 7,613,154 shares outstanding at September 30, 2020, respectively, and 10,736,887 shares issued and 6,809,280 shares outstanding at December 31, 2019, respectively	118	107
Additional paid-in capital	1,301,735	1,199,205
Retained earnings (accumulated deficit)	(178,574)	(215,216)
Accumulated other comprehensive income (loss)	—	9
Treasury stock, at cost, 4,167,327 and 3,927,607 shares at September 30, 2020 and December 31, 2019, respectively	(444,249)	(419,249)
Total equity attributable to stockholders	679,030	675,699
Noncontrolling interests	8,982	10,558
Total equity	688,012	686,257
Total liabilities and equity	$3,390,724	$3,204,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Revenues
Investment management fees	$129,785	$120,023	$360,623	$340,532
Distribution and service fees	9,797	10,442	28,146	31,122
Administration and shareholder service fees	15,114	15,280	43,056	44,747
Other income and fees	94	210	425	761
Total revenues	154,790	145,955	432,250	417,162
Operating Expenses
Employment expenses	67,479	61,282	193,772	180,256
Distribution and other asset-based expenses	19,570	20,927	56,324	62,013
Other operating expenses	16,343	18,228	52,664	56,125
Operating expenses of consolidated investment products ("CIP")	1,016	376	9,944	3,395
Restructuring and severance	735	523	1,155	2,019
Depreciation expense	1,106	1,245	3,560	3,729
Amortization expense	7,532	7,587	22,598	22,711
Total operating expenses	113,781	110,168	340,017	330,248
Operating Income (Loss)	41,009	35,787	92,233	86,914
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	2,498	2	2,068	5,474
Realized and unrealized gain (loss) of CIP, net	2,680	(5,344)	(12,733)	2,455
Other income (expense), net	999	746	806	1,892
Total other income (expense), net	6,177	(4,596)	(9,859)	9,821
Interest Income (Expense)
Interest expense	(2,877)	(4,889)	(9,202)	(15,205)
Interest and dividend income	137	863	1,131	3,017
Interest and dividend income of investments of CIP	26,088	30,290	83,951	87,060
Interest expense of CIP	(17,622)	(21,252)	(70,258)	(72,030)
Total interest income (expense), net	5,726	5,012	5,622	2,842
Income (Loss) Before Income Taxes	52,912	36,203	87,996	99,577
Income tax expense (benefit)	11,978	10,844	29,847	23,851
Net Income (Loss)	40,934	25,359	58,149	75,726
Noncontrolling interests	(11,286)	(1,274)	(21,507)	(2,969)
Net Income (Loss) Attributable to Stockholders	29,648	24,085	36,642	72,757
Preferred stockholder dividends	—	(2,085)	—	(6,253)
Net Income (Loss) Attributable to Common Stockholders	$29,648	$22,000	$36,642	$66,504
Earnings (Loss) per Share—Basic	$3.86	$3.17	$4.81	$9.51
Earnings (Loss) per Share—Diluted	$3.71	$2.95	$4.60	$8.86
Weighted Average Shares Outstanding—Basic	7,684	6,947	7,611	6,990
Weighted Average Shares Outstanding—Diluted	7,997	8,157	7,958	8,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net Income (Loss)	$40,934	$25,359	$58,149	$75,726
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $(6) and $4 for the three months ended September 30, 2020 and 2019, respectively, and $3 and $5 for the nine months ended September 30, 2020 and 2019, respectively	17	(12)	(9)	(14)
Other comprehensive income (loss)	17	(12)	(9)	(14)
Comprehensive income (loss)	40,951	25,347	58,140	75,712
Comprehensive (income) loss attributable to noncontrolling interests	(11,286)	(1,274)	(21,507)	(2,969)
Comprehensive Income (Loss) Attributable to Stockholders	$29,665	$24,073	$36,633	$72,743
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$58,149	$75,726
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense, intangible asset and other amortization	32,153	29,766
Stock-based compensation	16,412	16,384
Amortization of deferred commissions	1,544	2,413
Payments of deferred commissions	(1,475)	(1,522)
Equity in earnings of equity method investments	(855)	(2,001)
(Gain) loss on extinguishment of debt	(705)	—
Realized and unrealized (gains) losses on investments, net	(2,069)	(4,636)
Distributions from equity method investments	921	828
Sales (purchases) of investments, net	15,586	8,784
Deferred taxes, net	7,020	3,392
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	(7,989)	(3,057)
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	(22,931)	(24,211)
Operating activities of consolidated investment products ("CIP"):
Realized and unrealized (gains) losses on investments of CIP, net	6,739	(3,063)
Purchases of investments by CIP	(1,114,801)	(805,599)
Sales of investments by CIP	624,675	588,678
Net proceeds (purchases) of short term investments by CIP	1,434	2,294
(Purchases) sales of securities sold short by CIP, net	267	1,241
Change in other assets of CIP	(2,039)	(184)
Change in liabilities of CIP	(3,472)	7,247
Amortization of discount on notes payable of CIP	11,169	4,505
Net cash provided by (used in) operating activities	(380,267)	(103,015)
Cash Flows from Investing Activities:
Capital expenditures and other asset purchases	(789)	(6,961)
Change in cash and cash equivalents of CIP due to consolidation (deconsolidation), net	9,724	18,408
Sale of available-for-sale securities	—	2,023
Net cash provided by (used in) investing activities	8,935	13,470
Cash Flows from Financing Activities:
Payment of long term debt	(61,573)	(39,839)
Common stock dividends paid	(16,460)	(12,244)
Preferred stock dividends paid	(2,084)	(6,253)
Repurchases of common shares	(25,000)	(30,000)
Taxes paid related to net share settlement of restricted stock units	(5,530)	(5,953)
Net subscriptions received from (redemptions/distributions paid to) noncontrolling interests	(5,935)	7,630
Financing activities of CIP:
Payments on borrowings by CIP	(358,725)	(195,697)
Borrowings by CIP	781,147	396,277
Net cash provided by (used in) financing activities	305,840	113,921
Net increase (decrease) in cash, cash equivalents and restricted cash	(65,492)	24,376
Cash, cash equivalents and restricted cash, beginning of period	321,939	254,656
Cash, cash equivalents and restricted cash, end of period	$256,447	$279,032
Non-Cash Investing Activities:
Change in accrual for capital expenditures	$8	$(1,784)
Non-Cash Financing Activities:
Increase (decrease) to noncontrolling interests due to consolidation (deconsolidation) of CIP, net	$17,137	$22,046
Common stock dividends payable	$6,288	$4,608
Preferred stock dividends payable	$—	$2,085
Conversion of preferred stock to common stock	$115,000	$—

(in thousands)	September 30, 2020	December 31, 2019
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$202,212	$221,781
Cash of CIP	48,228	99,691
Cash pledged or on deposit of CIP	6,007	467
Cash, cash equivalents and restricted cash at end of period	$256,447	$321,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Permanent Equity												Temporary Equity
	Common Stock		Preferred Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Stockholders	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
(in thousands, except per share data)	Shares	Par Value	Shares	Amount				Shares	Amount
Balances at June 30, 2019	6,944,892	$107	1,150,000	$110,843	$1,204,033	$(262,193)	$(7)	3,770,913	$(401,748)	$651,035	$12,637	$663,672	$60,502
Net income (loss)	—	—	—	—	—	24,085	—	—	—	24,085	(68)	24,017	1,342
Foreign currency translation adjustments	—	—	—	—	—	—	(12)	—	—	(12)	—	(12)	—
Net subscriptions (redemptions) and other	—	—	—	—	548	—	—	—	—	548	(657)	(109)	29,766
Cash dividends declared ($1.81 per preferred share)	—	—	—	—	(2,085)	—	—	—	—	(2,085)	—	(2,085)	—
Cash dividends declared ($0.67 per common share)	—	—	—	—	(4,972)	—	—	—	—	(4,972)	—	(4,972)	—
Repurchases of common shares	(70,949)	—	—	—	—	—	—	70,949	(7,501)	(7,501)	—	(7,501)	—
Issuance of common shares related to employee stock transactions	3,653	—	—	—	5	—	—	—	—	5	—	5	—
Taxes paid on stock-based compensation	—	—	—	—	(93)	—	—	—	—	(93)	—	(93)	—
Stock-based compensation	—	—	—	—	4,694	—	—	—	—	4,694	—	4,694	—
Balances at September 30, 2019	6,877,596	$107	1,150,000	$110,843	$1,202,130	$(238,108)	$(19)	3,841,862	$(409,249)	$665,704	$11,912	$677,616	$91,610
Balances at June 30, 2020	7,664,272	$118	—	$—	$1,303,036	$(208,222)	$(17)	4,113,460	$(436,749)	$658,166	$8,345	$666,511	$90,687
Net income (loss)	—	—	—	—	—	29,648	—	—	—	29,648	977	30,625	10,309
Foreign currency translation adjustments	—	—	—	—	—	—	17	—	—	17	—	17	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	—	—	(340)	(340)	(1,719)
Cash dividends declared ($0.82 per common share)	—	—	—	—	(6,695)	—	—	—	—	(6,695)	—	(6,695)	—
Repurchases of common shares	(53,867)	—	—	—	—	—	—	53,867	(7,500)	(7,500)	—	(7,500)	—
Issuance of common shares related to employee stock transactions	2,749	—	—	—	49	—	—	—	—	49	—	49	—
Taxes paid on stock-based compensation	—	—	—	—	(124)	—	—	—	—	(124)		(124)	—
Stock-based compensation	—	—	—	—	5,469	—	—	—	—	5,469	—	5,469	—
Balances at September 30, 2020	7,613,154	$118	—	$—	$1,301,735	$(178,574)	$—	4,167,327	$(444,249)	$679,030	$8,982	$688,012	$99,277

	Permanent Equity												Temporary Equity
	Common Stock		Preferred Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Stockholders	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
(in thousands, except per share data)	Shares	Par Value	Shares	Amount				Shares	Amount
Balances at December 31, 2018	6,997,382	$106	1,150,000	$110,843	$1,209,805	$(310,865)	$(731)	3,555,242	$(379,249)	$629,909	$13,958	$643,867	$57,481
Net income (loss)	—	—	—	—	—	72,757	—	—	—	72,757	(297)	72,460	3,266
Reclassification from other comprehensive (income) loss	—	—	—	—	—	—	726	—	—	726	—	726	—
Foreign currency translation adjustments	—	—	—	—	—	—	(14)	—	—	(14)	—	(14)	—
Net subscriptions (redemptions) and other	—	—	—	—	838	—	—	—	—	838	(1,749)	(911)	30,863
Cash dividends declared ($5.44 per preferred share)	—	—	—	—	(6,253)	—	—	—	—	(6,253)	—	(6,253)	—
Cash dividends declared ($1.77 per common share)	—	—	—	—	(13,228)	—	—	—	—	(13,228)	—	(13,228)	—
Repurchases of common shares	(286,620)	—	—	—	—	—	—	286,620	(30,000)	(30,000)	—	(30,000)	—
Issuance of common shares related to employee stock transactions	166,834	1	—	—	1,429	—	—	—	—	1,430	—	1,430	—
Taxes paid on stock-based compensation	—	—	—	—	(6,601)	—	—	—	—	(6,601)	—	(6,601)	—
Stock-based compensation	—	—	—	—	16,140	—	—	—	—	16,140	—	16,140	—
Balances at September 30, 2019	6,877,596	$107	1,150,000	$110,843	$1,202,130	$(238,108)	$(19)	3,841,862	$(409,249)	$665,704	$11,912	$677,616	$91,610
Balances at December 31, 2019	6,809,280	$107	1,150,000	$110,843	$1,199,205	$(215,216)	$9	3,927,607	$(419,249)	$675,699	$10,558	$686,257	$63,845
Net income (loss)	—	—	—	—	—	36,642	—	—	—	36,642	(146)	36,496	21,653
Foreign currency translation adjustments	—	—	—	—	—	—	(9)	—	—	(9)	—	(9)	—
Net subscriptions (redemptions) and other	—	—	—	—	(167)	—	—	—	—	(167)	(1,430)	(1,597)	13,779
Conversion of preferred stock	912,806	9	(1,150,000)	(110,843)	110,834	—	—	—	—	—	—	—	—
Cash dividends declared ($2.16 per common share)	—	—	—	—	(18,371)	—	—	—	—	(18,371)	—	(18,371)	—
Repurchases of common shares	(239,720)	—	—	—	—	—	—	239,720	(25,000)	(25,000)	—	(25,000)	—
Issuance of common shares related to employee stock transactions	130,788	2	—	—	161	—	—	—	—	163	—	163	—
Taxes paid on stock-based compensation	—	—	—	—	(5,693)	—	—	—	—	(5,693)		(5,693)	—
Stock-based compensation	—	—	—	—	15,766	—	—	—	—	15,766	—	15,766	—
Balances at September 30, 2020	7,613,154	$118	—	$—	$1,301,735	$(178,574)	$—	4,167,327	$(444,249)	$679,030	$8,982	$688,012	$99,277

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, Income Taxes, and also improves consistent application by clarifying and amending existing guidance. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, with the amendments to be applied on a retrospective, modified retrospective or prospective basis, depending on the specific amendment. The Company has evaluated the impact of adopting this standard and, at this time, does not anticipate it will have a material impact on its condensed consolidated financial statements.

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

    Revenue Disaggregated by Source

The following table summarizes revenue by source:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Investment management fees
Open-end funds	$63,458	$59,060	$176,584	$169,326
Closed-end funds	8,959	10,846	27,695	31,485
Retail separate accounts	26,412	22,092	74,524	60,761
Institutional accounts	29,048	25,180	76,571	71,013
Structured products	1,297	1,725	3,288	4,957
Other products	611	1,120	1,961	2,990
Total investment management fees	129,785	120,023	360,623	340,532
Distribution and service fees	9,797	10,442	28,146	31,122
Administration and shareholder service fees	15,114	15,280	43,056	44,747
Other income and fees	94	210	425	761
Total revenues	$154,790	$145,955	$432,250	$417,162

4. Intangible Assets, Net

Below is a summary of intangible assets, net:

(in thousands)	September 30, 2020	December 31, 2019
Definite-lived intangible assets:
Investment contracts and other	$489,570	$489,570
Accumulated amortization	(245,293)	(222,695)
Definite-lived intangible assets, net	244,277	266,875
Indefinite-lived intangible assets	43,516	43,516
Total intangible assets, net	$287,793	$310,391

Activity in intangible assets, net was as follows:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Intangible assets, net
Balance, beginning of period	$310,391	$338,812
Additions	—	1,823
Amortization	(22,598)	(22,711)
Balance, end of period	$287,793	$317,924

Definite-lived intangible asset amortization for the remainder of fiscal year 2020 and succeeding fiscal years is estimated as follows:

Fiscal Year	Amount (in thousands)
Remainder of 2020	7,529
2021	30,116
2022	29,992
2023	29,330
2024	23,689
2025 and thereafter	123,621
$244,277

5. Investments
Investments consist primarily of investments in the Company's sponsored products. The Company's investments, excluding the assets of consolidated investment products ("CIP") discussed in Note 15, at September 30, 2020 and December 31, 2019 were as follows:

(in thousands)	September 30, 2020	December 31, 2019
Investment securities - fair value	$31,641	$60,990
Equity method investments (1)	12,039	12,030
Nonqualified retirement plan assets	9,302	8,724
Other investments	1,464	1,462
Total investments	$54,446	$83,206

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
Investment Securities - fair value
Investment securities - fair value consist of investments in the Company's sponsored funds, separately managed accounts and trading debt securities. The composition of the Company’s investment securities - fair value was as follows:

	September 30, 2020		December 31, 2019
(in thousands)	Cost	Fair Value	Cost	Fair Value
Investment Securities - fair value
Sponsored funds	$21,075	$22,043	$44,588	$47,654
Equity securities	7,105	9,594	11,250	13,320
Debt securities	7	4	44	16
Total investment securities - fair value	$28,187	$31,641	$55,882	$60,990

For the three and nine months ended September 30, 2020, the Company recognized realized gains of $4.5 million and

$4.2 million, respectively, on the sale of its investment securities - fair value. For the three and nine months ended September 30, 2019, the Company recognized realized gains of $1.0 million and $0.4 million, respectively, on the sale of its investment securities - fair value.

6. Fair Value Measurements
The Company’s assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of CIP discussed in Note 15, as of September 30, 2020 and December 31, 2019 by fair value hierarchy level were as follows:
September 30, 2020

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$170,763	$—	$—	$170,763
Investment securities - fair value
Sponsored funds	22,043	—	—	22,043
Equity securities	9,594	—	—	9,594
Debt securities	—	4	—	4
Nonqualified retirement plan assets	9,302	—	—	9,302
Total assets measured at fair value	$211,702	$4	$—	$211,706

December 31, 2019

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$187,255	$—	$—	$187,255
Investment securities - fair value
Sponsored funds	47,654	—	—	47,654
Equity securities	13,320	—	—	13,320
Debt securities	—	16	—	16
Nonqualified retirement plan assets	8,724	—	—	8,724
Total assets measured at fair value	$256,953	$16	$—	$256,969

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

The Company had no Level 3 investments for the three- and nine-month periods ended September 30, 2020 and no Level 3 investments for the three months ended September 30, 2019. The following table is a reconciliation of assets for Level 3 investments for which significant unobservable inputs were used to determine fair value for the nine months ended September 30, 2019:

Nine Months Ended September 30,
(in thousands)	2019
Level 3 Investments (1)
Balance at beginning of period	$4,122
Purchases (sales), net	(4,185)
Change in realized and unrealized gain (loss), net	63
Balance at end of period	$—
(1)The investments that are categorized as Level 3 were valued utilizing third-party pricing information without adjustment.

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

Dividends Declared

On August 19, 2020, the Company declared a quarterly cash dividend of $0.82 per common share to be paid on November 13, 2020 to stockholders of record at the close of business on October 30, 2020.

Common Stock Repurchases

In May 2020, the Company's Board of Directors authorized an additional 750,000 shares to be repurchased under the Company's share repurchase program, bringing the total number of shares authorized to be repurchased under the program since its inception to 4,930,045 shares. During the three and nine months ended September 30, 2020, the Company repurchased 53,867 and 239,720 common shares, respectively, at a weighted average price of $139.20 and $104.26 per share, respectively, for a total cost, including fees and expenses, of $7.5 million and $25.0 million, respectively, under its share repurchase program. As of September 30, 2020, 762,718 shares remained available for repurchase. Under the terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

8. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2020 and 2019 were as follows:

(in thousands)	Unrealized Gains (Losses) on Securities Available-for-Sale	Foreign Currency Translation Adjustments
Balance at December 31, 2019	$—	$9
Foreign currency translation adjustments, net of tax of $3	—	(9)
Net current-period other comprehensive income (loss)	—	(9)
Balance at September 30, 2020	$—	$—

(in thousands)	Unrealized Gains (Losses) on Securities Available-for-Sale	Foreign Currency Translation Adjustments
Balance at December 31, 2018	$(726)	$(5)
Foreign currency translation adjustments, net of tax of $5	—	(14)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $(254)	726	—
Net current-period other comprehensive income (loss)	726	(14)
Balance at September 30, 2019	$—	$(19)

9. Stock-Based Compensation

Pursuant to the Company's Omnibus Incentive and Equity Plan (the "Plan"), officers, employees and directors may be granted equity-based awards, including restricted stock units ("RSUs"), performance stock units ("PSUs"), stock options and unrestricted shares of common stock. At September 30, 2020, 336,276 shares of common stock remained available for issuance of the 2,820,000 shares that are authorized for issuance under the Plan.

Stock based compensation expense is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(in thousands)
Stock-based compensation expense	$6,299	$5,000	$16,412	$16,384

Restricted Stock Units

Each RSU entitles the holder to one share of common stock when the restriction expires. RSUs may be time-vested or performance-contingent (PSUs) that convert into RSUs after performance measurement is complete and generally vest in one to three years. Shares that are issued upon vesting are newly issued shares from the Plan and are not issued from treasury stock.

RSU activity, inclusive of PSUs, for the nine months ended September 30, 2020 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	528,376	$115.74
Granted	211,660	$86.73
Forfeited	(3,844)	$118.95
Settled	(181,091)	$110.79
Outstanding at September 30, 2020	555,101	$106.27
For the nine months ended September 30, 2020 and 2019, a total of 63,566 and 58,487 RSUs, respectively, were withheld by the Company as a result of net share settlements to settle minimum employee tax withholding obligations. The Company paid $5.6 million and $5.9 million for the nine months ended September 30, 2020 and 2019, respectively, in minimum employee tax withholding obligations related to RSUs withheld for net share settlements. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have been otherwise issued as a result of the vesting.
During the nine months ended September 30, 2020, the Company granted 68,371 PSUs that contain performance-based metrics in addition to a service condition. Compensation expense for PSUs is generally recognized over a three-year service period based upon the value determined using a combination of (i) the intrinsic value method, for awards that contain a performance metric that represents a "performance condition" in accordance with ASC 718 and (ii) the Monte Carlo simulation valuation model for awards that contain a "market condition" performance metric under ASC 718. Compensation expense for

PSU awards that contain a market condition is fixed at the date of grant and will not be adjusted in future periods based upon the achievement of the market condition. Compensation expense for PSU awards with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period.

As of September 30, 2020, unamortized stock-based compensation expense for unvested RSUs and PSUs was $27.2 million, with a weighted-average remaining amortization period of 1.4 years.

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

The computation of basic and diluted EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Net Income (Loss)	$40,934	$25,359	$58,149	$75,726
Noncontrolling interests	(11,286)	(1,274)	(21,507)	(2,969)
Net Income (Loss) Attributable to Stockholders	29,648	24,085	36,642	72,757
Preferred stock dividends	—	(2,085)	—	(6,253)
Net Income (Loss) Attributable to Common Stockholders	$29,648	$22,000	$36,642	$66,504
Shares:
Basic: Weighted-average number of shares outstanding	7,684	6,947	7,611	6,990
Plus: Incremental shares from assumed conversion of dilutive instruments	313	1,210	347	1,225
Diluted: Weighted-average number of shares outstanding	7,997	8,157	7,958	8,215
Earnings (Loss) per Share—Basic	$3.86	$3.17	$4.81	$9.51
Earnings (Loss) per Share—Diluted	$3.71	$2.95	$4.60	$8.86

The following table details the securities that have been excluded from the above computation of weighted-average number of shares for diluted EPS, because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Restricted stock units and options	1	32	—	29
Total anti-dilutive securities	1	32	—	29

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

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 33.9% and 24.0% for the nine months ended September 30, 2020 and 2019, respectively. The comparatively higher estimated effective tax rate for the nine months ended September 30, 2020 was primarily due to valuation allowances recorded for the tax effects of unrealized losses on certain Company investments.

12. Debt

Credit Agreement

The Company's credit agreement, as amended (the "Credit Agreement"), is comprised of (i) $365.0 million of seven-year term debt (the "Term Loan") expiring in June 2024 and (ii) a $100.0 million five-year revolving credit facility (the "Credit Facility") expiring in June 2022. During the nine months ended September 30, 2020, the Company reduced its Term Loan by $62.5 million, including the retirement of $10.0 million of principal for $8.9 million from certain debt holders in accordance with the prepayment provisions in the Credit Agreement. At September 30, 2020, $223.2 million was outstanding under the Term Loan, and the Company had no outstanding borrowings under its Credit Facility. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented on the Condensed Consolidated Balance Sheet net of related debt issuance costs, which were $5.2 million as of September 30, 2020.

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

The Company records a liability when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC 450, Contingencies. The disclosures, accruals or estimates, if any, resulting from the foregoing analysis are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Based on information currently available, available insurance coverage, indemnities and established reserves, the Company believes that the outcomes of its legal and regulatory proceedings are not likely, either individually or in the aggregate, to have a material adverse effect on the Company’s results of operations, cash flows or its consolidated financial condition. However, in the event of unexpected subsequent developments and given the inherent unpredictability of these legal and regulatory matters, the Company can provide no assurance that its assessment of any claim, dispute, regulatory examination or investigation or other legal matter will reflect the ultimate outcome, and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.

14. Redeemable Noncontrolling Interests

Redeemable noncontrolling interests represent third-party investments in the Company's CIP and minority interests held in a consolidated majority-owned affiliate. Minority interests held in the affiliate are subject to holder put rights and Company call rights at established multiples of earnings before interest, taxes, depreciation and amortization and, as such, are considered redeemable at other than fair value. The rights are exercisable at pre-established intervals (between four and seven years from their issuance) or upon certain conditions such as retirement. The put and call rights are not legally detachable or separately exercisable and are deemed to be embedded in the related noncontrolling interests. The Company, in purchasing affiliate equity, has the option to settle in cash or shares of the Company's common stock and is entitled to the cash flow associated with any purchased equity. Minority interests are recorded at estimated redemption value within redeemable noncontrolling interests on the Company's Condensed Consolidated Balance Sheets, and changes in estimated redemption value of these interests are recorded on the Company’s Condensed Consolidated Statements of Operations within noncontrolling interests.

Redeemable noncontrolling interests for the nine months ended September 30, 2020 included the following amounts:

(in thousands)	CIP	Affiliate Noncontrolling Interests	Total
Balances at December 31, 2019	$5,429	$58,416	$63,845
Net income (loss) attributable to noncontrolling interests	(852)	3,474	2,622
Changes in redemption value (1)	—	19,031	19,031
Total net income (loss) attributable to noncontrolling interests	(852)	22,505	21,653
Net subscriptions (redemptions) and other	20,074	(6,295)	13,779
Balances at September 30, 2020	$24,651	$74,626	$99,277
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

The following table presents the balances of CIP that, after intercompany eliminations, were reflected on the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019:

	As of
	September 30, 2020			December 31, 2019
		VIEs			VIEs
(in thousands)	VOEs	CLOs	Other	VOEs	CLOs	Other
Cash and cash equivalents	$9,128	$43,930	$1,177	$2,665	$97,130	$363
Investments	46,623	2,231,691	55,371	22,223	1,976,148	31,739
Other assets	2,756	23,821	838	1,563	21,450	599
Notes payable	—	(2,190,937)	—	—	(1,834,535)	—
Securities purchased payable and other liabilities	(2,972)	(37,378)	(670)	(2,964)	(164,887)	(200)
Noncontrolling interests	(22,362)	(8,982)	(2,289)	(3,865)	(10,558)	(1,564)
Net interests in CIP	$33,173	$62,145	$54,427	$19,622	$84,748	$30,937

Consolidated CLOs

The majority of the Company's CIP that are VIEs are CLOs. At September 30, 2020, the Company consolidated six CLOs. The financial information of certain CLOs is included on the Company's condensed consolidated financial statements on a one-month lag based upon the availability of the fund financial information. A majority-owned consolidated private fund, whose primary purpose is to invest in CLOs for which the Company serves as the collateral manager, is also included.

Investments of CLOs

The CLOs held investments of $2.2 billion at September 30, 2020 consisting of bank loan investments, which comprise the majority of the CLOs' portfolio asset collateral and are senior secured corporate loans across a variety of industries. These bank loan investments mature at various dates between 2020 and 2028 and pay interest at LIBOR plus a spread of up to 12.00%. The CLOs may elect to reinvest any prepayments received on bank loan investments up until the periods between October 2019 and March 2025, depending on the CLO. Generally, subsequent prepayments received after the reinvestment period must be used to pay down the note obligations. At September 30, 2020, the fair value of the senior bank loans was less than the unpaid principal balance by $135.8 million. At September 30, 2020, there were no material collateral assets in default.

Notes Payable of CLOs

The CLOs held notes payable with a total value, at par, of $2.5 billion at September 30, 2020, consisting of senior secured floating rate notes payable with a par value of $2.2 billion and subordinated notes with a par value of $225.9 million. These note obligations bear interest at variable rates based on LIBOR plus a pre-defined spread ranging from 0.8% to 8.7%. The principal amounts outstanding of these note obligations mature on dates ranging from October 2027 to January 2033.

The Company’s beneficial interests and maximum exposure to loss related to these consolidated CLOs is limited to (i) ownership in the subordinated notes and (ii) accrued management fees. The secured notes of the consolidated CLOs have contractual recourse only to the related assets of the CLO and are classified as financial liabilities. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative prescribed by ASU 2014-13, Consolidation (Topic 810) ("ASU 2014-13") results in the net assets of the consolidated CLOs shown above to be equivalent to the beneficial interests retained by the Company at September 30, 2020, as shown in the table below:

(in thousands)
Subordinated notes	$60,721
Accrued investment management fees	1,424
Total beneficial interests	$62,145

The following table represents income and expenses of the consolidated CLOs included on the Company’s Condensed Consolidated Statements of Operations for the period indicated:

(in thousands)	Nine Months Ended September 30, 2020
Income:
Realized and unrealized gain (loss), net	$(9,648)
Interest income	81,846
Total income	72,198

Expenses:
Other operating expenses	9,535
Interest expense	70,258
Total expense	79,793
Noncontrolling interests	146
Net Income (loss) attributable to CIP	$(7,449)
As summarized in the table below, the application of the measurement alternative as prescribed by ASU 2014-13 results in the consolidated net income summarized above to be equivalent to the Company’s own economic interests in the consolidated CLOs, which are eliminated upon consolidation:

(in thousands)	Nine Months Ended September 30, 2020
Distributions received and unrealized gains (losses) on the subordinated notes held by the Company	$(13,941)
Investment management fees	6,492
Total economic interests	$(7,449)

Fair Value Measurements of CIP

The assets and liabilities of CIP measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 by fair value hierarchy level were as follows:

    As of September 30, 2020

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$43,930	$—	$—	$43,930
Debt investments	14,472	2,275,610	13,326	2,303,408
Equity investments	27,092	1,349	1,836	30,277
Derivatives	586	845	—	1,431
Total assets measured at fair value	$86,080	$2,277,804	$15,162	$2,379,046
Liabilities
Notes payable	$—	$2,190,937	$—	$2,190,937
Derivatives	539	433	—	972
Short sales	472	—	—	472
Total liabilities measured at fair value	$1,011	$2,191,370	$—	$2,192,381

    As of December 31, 2019

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$97,130	$—	$—	$97,130
Debt investments	218	1,973,427	39,389	2,013,034
Equity investments	15,872	171	1,033	17,076
Total assets measured at fair value	$113,220	$1,973,598	$40,422	$2,127,240
Liabilities
Notes payable	$—	$1,834,535	$—	$1,834,535
Short sales	430	—	—	430
Total liabilities measured at fair value	$430	$1,834,535	$—	$1,834,965

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

Derivative assets and liabilities represent futures contracts, swaps contracts, option contracts and forward contracts held in CIP. Derivative instruments in an asset position are classified as other assets of CIP on the Condensed Consolidated Balance Sheets. Derivative instruments in a liability position are classified as liabilities of CIP within the Condensed Consolidated Balance Sheets. The change in fair value of such derivatives is recorded in realized and unrealized gain (loss) on investments of CIP, net, on the Condensed Consolidated Statements of Operations. Depending on the nature of the inputs, these derivative assets and liabilities are classified as Level 1, 2 or 3 within the fair value measurement hierarchy. In connection with entering into these derivative contracts, these CIP may be required to pledge an amount of cash equal to the appropriate “initial margin” requirements. The cash pledged or on deposit is recorded on the Condensed Consolidated Balance Sheets of the Company as Cash pledged or on deposit of CIP. The fair value of such derivatives at September 30, 2020 was immaterial.

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

Short sales are transactions in which a security is sold that is not owned or is owned but there is no intention to deliver, in anticipation that the price of the security will decline. Short sales are recorded on the Condensed Consolidated Balance Sheets within other liabilities of CIP and are classified as Level 1 based on the underlying equity security.

The securities purchase payable at September 30, 2020 and December 31, 2019 approximated fair value due to the short-term nature of the instruments.

The following table is a reconciliation of assets of CIP for Level 3 investments for which significant unobservable inputs were used to determine fair value:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Level 3 Investments of CIP (1)
Balance at beginning of period	$40,422	$6,848
Realized gains (losses), net	5	(95)
Change in unrealized gains (losses), net	(335)	310
Purchases	1,137	2,157
Amortization	9	(16)
Sales	(1,256)	(5,414)
Transfers to Level 2	(50,463)	(42,232)
Transfers from Level 2	25,643	51,544
Balance at end of period	$15,162	$13,102

(1)The investments that are categorized as Level 3 were valued utilizing third-party pricing information without adjustment. Transfers between Level 2 and Level 3 were due to trading activities at period end.

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

The Company has interests in certain other VIEs that the Company does not consolidate as it is not the primary beneficiary since its interest in these entities does not provide the Company with the power to direct the activities that most significantly impact the entities' economic performance. At September 30, 2020, the carrying value and maximum risk of loss related to the Company's interest in these VIEs was $26.2 million.

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

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, as well as the following risks and uncertainties resulting from: (i) the on-going effects of the COVID-19 pandemic and associated global economic disruption; (ii) any reduction in our assets under management; (iii) withdrawal, renegotiation or termination of investment advisory agreements; (iv) damage to our reputation; (v) failure to comply with investment guidelines or other contractual requirements; (vi) inability to satisfy financial covenants and payments related to our indebtedness; (vii) inability to attract and retain key personnel; (viii) challenges from the competition we face in our business; (ix) adverse regulatory and legal developments; (x) unfavorable changes in tax laws or limitations; (xi) adverse developments related to unaffiliated subadvisers; (xii) negative implications of changes in key distribution relationships; (xiii) interruptions in or failure to provide critical technological service by us or third parties; (xiv) volatility associated with our common stock; (xv) adverse civil litigation and government investigations or proceedings; (xvi) risk of loss on our investments; (xvii) inability to make quarterly common stock dividends; (xviii) lack of sufficient capital on satisfactory terms; (xix) losses or costs not covered by insurance; (xx) impairment of goodwill or intangible assets; (xxi) inability to achieve expected acquisition-related benefits; and other risks and uncertainties. Any occurrence of, or any material adverse change in, one or more risk factors or risks and uncertainties referred to above, in our 2019 Annual Report on Form 10-K, this Quarterly Report on Form 10-Q and our other periodic reports filed with the Securities and Exchange Commission (the "SEC") could materially and adversely affect our operations, financial results, cash flows, prospects and liquidity.

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

Recent Market Developments

During the first three quarters of 2020, the novel coronavirus global pandemic ("COVID-19") significantly impacted the global economy and financial markets, creating uncertainty, market volatility and dislocation. Financial markets experienced significant declines during the first quarter of 2020 and in the second and third quarter, certain markets, including domestic equity securities, experienced recoveries that more than offset the first quarter decline.  In an effort to contain COVID-19 in the U.S., or slow its spread, the federal government and nearly every state enacted varying degrees of social containment measures, restricting business and related activities, closing borders, and restricting travel.  Governments around the world have responded to COVID-19 with economic stimulus measures. These measures are intended to support businesses, employees and consumers until economic activities recover. Although financial markets, particularly domestic equity securities, have recovered in the second and third quarters, the economy has been slower to recover. The timing and magnitude of the economic recovery, as well as the sustainability of the financial markets recovery, is uncertain.

Impact of COVID-19 to our Business

As a result of the challenging and volatile capital, equity and credit markets, our assets under management experienced significant market volatility during the first nine months of 2020 with market appreciation (depreciation) of $(16.6) billion, $15.2 and $7.1 billion during the first, second and third quarters of 2020, respectively. In addition, the fair market value of our seed capital and other investments experienced similar relative volatility. To the extent that financial markets continue to be impacted, we may experience further volatility in our assets under management and the fair market value of our seed capital and other investments.

Financial Highlights

•Net income per diluted share was $3.71 in the third quarter of 2020, as compared to $2.95 in the third quarter of 2019.
•Total sales were $7.6 billion in the third quarter of 2020, an increase of $2.9 billion, or 60.3%, from $4.8 billion in the third quarter of 2019. Net flows were $1.2 billion in the third quarter of 2020 compared to $(1.1) billion in the third quarter of 2019.
•Assets under management were $116.5 billion at September 30, 2020, an increase of $12.4 billion, or 11.9%, from September 30, 2019.

AllianzGI Strategic Partnership

On July 4, 2020, the Company entered into an agreement with Allianz Global Investors U.S. LLC and Allianz Global Investors Distributors LLC (collectively, "AllianzGI") pursuant to which the Company is expected to become the investment adviser, distributor and/or administrator of certain AllianzGI's open-end, closed-end and retail separate account assets. The agreement is expected to close in the first quarter of 2021.

Assets Under Management

At September 30, 2020, total assets under management were $116.5 billion, representing an increase of $12.4 billion, or 11.9%, from September 30, 2019, and an increase of $7.6 billion, or 7.0%, from December 31, 2019. The increase in total assets under management from September 30, 2019 included $10.7 billion of positive market performance and $2.8 billion of positive net flows. The change in total assets under management from December 31, 2019 included $5.8 billion of positive market performance and $2.4 billion of positive net flows.

Average long-term assets under management, which represent the majority of our fee-earning asset levels, were $104.4 billion for the nine months ended September 30, 2020, an increase of $5.0 billion, or 5.1%, from $99.3 billion for the nine months ended September 30, 2019. The increase in average long-term assets under management compared to the prior year period was primarily due to market performance and positive net flows.

Operating Results

In the third quarter of 2020, total revenues increased 6.1% to $154.8 million from $146.0 million in the third quarter of 2019, primarily as a result of higher average assets under management in our open-end funds, retail separate and institutional accounts. Operating income increased $5.2 million to $41.0 million in the third quarter of 2020 compared to $35.8 million in the third quarter of 2019, primarily due to increased revenue.

Assets Under Management by Product

The following table summarizes our assets under management by product:

	As of September 30,		Change
(in millions)	2020	2019	$	%
Open-End Funds (1)	$43,369	$41,190	$2,179	5.3%
Closed-End Funds	5,629	6,816	(1,187)	(17.4)%
Exchange Traded Funds	543	1,054	(511)	(48.5)%
Retail Separate Accounts	24,727	18,863	5,864	31.1%
Institutional Accounts	36,596	30,951	5,645	18.2%
Structured Products	4,163	3,972	191	4.8%
Total Long-Term	115,027	102,846	12,181	11.8%
Liquidity (2)	1,460	1,221	239	19.6%
Total	$116,487	$104,067	$12,420	11.9%
Average Assets Under Management (3)	$105,651	$101,059	$4,592	4.5%
Average Long-Term Assets Under Management (3)	$104,358	$99,324	$5,034	5.1%
(1)Represents assets under management of U.S. retail funds, offshore funds and variable insurance funds.
(2)Represents assets under management in liquidity strategies, including in certain open-end funds and institutional accounts.
(3)Averages for the nine-month period ended September 30 were calculated as follows:
–Funds - average daily or weekly balances
–Retail Separate Accounts - prior-quarter ending balances
–Institutional Accounts and Structured Products - average of month-end balances

Asset Flows by Product

The following table summarizes asset flows by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Open-End Funds (1)
Beginning balance	$40,053	$41,223	$42,870	$37,710
Inflows	3,755	2,982	12,017	8,492
Outflows	(3,368)	(3,164)	(12,844)	(10,245)
Net flows	387	(182)	(827)	(1,753)
Market performance	3,004	(69)	1,518	5,235
Other (2)	(75)	218	(192)	(2)
Ending balance	$43,369	$41,190	$43,369	$41,190
Closed-End Funds
Beginning balance	$5,639	$6,653	$6,748	$5,956
Inflows	15	14	20	34
Outflows	—	—	—	—
Net flows	15	14	20	34
Market performance	54	246	(751)	1,090
Other (2)	(79)	(97)	(388)	(264)
Ending balance	$5,629	$6,816	$5,629	$6,816
Exchange Traded Funds
Beginning balance	$541	$1,078	$1,156	$668
Inflows	60	94	220	620
Outflows	(35)	(54)	(408)	(217)
Net flows	25	40	(188)	403
Market performance	(12)	(36)	(380)	67
Other (2)	(11)	(28)	(45)	(84)
Ending balance	$543	$1,054	$543	$1,054
Retail Separate Accounts
Beginning balance	$22,054	$18,260	$20,414	$14,998
Inflows	1,727	819	4,271	2,303
Outflows	(617)	(435)	(2,046)	(1,354)
Net flows	1,110	384	2,225	949
Market performance	1,591	297	2,111	3,069
Other (2)	(28)	(78)	(23)	(153)
Ending balance	$24,727	$18,863	$24,727	$18,863
Institutional Accounts
Beginning balance	$34,545	$32,056	$32,635	$27,445
Inflows	2,075	851	6,715	3,542
Outflows	(2,381)	(2,216)	(5,824)	(4,629)
Net flows	(306)	(1,365)	891	(1,087)
Market performance	2,472	527	3,199	4,824
Other (2)	(115)	(267)	(129)	(231)
Ending balance	$36,596	$30,951	$36,596	$30,951
Structured Products
Beginning balance	$4,264	$3,984	$3,903	$3,640
Inflows	—	—	491	389
Outflows	(69)	(16)	(184)	(53)
Net flows	(69)	(16)	307	336
Market performance	10	54	82	137
Other (2)	(42)	(50)	(129)	(141)
Ending balance	$4,163	$3,972	$4,163	$3,972

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Total Long-Term
Beginning balance	$107,096	$103,254	$107,726	$90,417
Inflows	7,632	4,760	23,734	15,380
Outflows	(6,470)	(5,885)	(21,306)	(16,498)
Net flows	1,162	(1,125)	2,428	(1,118)
Market performance	7,119	1,019	5,779	14,422
Other (2)	(350)	(302)	(906)	(875)
Ending balance	$115,027	$102,846	$115,027	$102,846
Liquidity (3)
Beginning balance	$1,365	$1,752	$1,178	$1,613
Other (2)	95	(531)	282	(392)
Ending balance	$1,460	$1,221	$1,460	$1,221
Total
Beginning balance	$108,461	$105,006	$108,904	$92,030
Inflows	7,632	4,760	23,734	15,380
Outflows	(6,470)	(5,885)	(21,306)	(16,498)
Net flows	1,162	(1,125)	2,428	(1,118)
Market performance	7,119	1,019	5,779	14,422
Other (2)	(255)	(833)	(624)	(1,267)
Ending balance	$116,487	$104,067	$116,487	$104,067
(1)Represents assets under management of U.S. retail funds, offshore funds and variable insurance funds.
(2)Represents open-end and closed-end fund distributions net of reinvestments, the net change in assets from liquidity strategies, and the effect on net flows from non-sales related activities such as asset acquisitions/(dispositions), seed capital investments/(withdrawals), structured products reset transactions, and the use of leverage.
(3)Represents assets under management in liquidity strategies, including in certain open-end funds and institutional accounts.

Assets Under Management by Asset Class

The following table summarizes our assets under management by asset class:

	As of September 30,		Change		% of Total
(in millions)	2020	2019	$	%	2020	2019
Asset Class
Equity	$81,032	$65,544	$15,488	23.6%	69.6%	63.0%
Fixed income	29,603	31,704	(2,101)	(6.6)%	25.4%	30.4%
Alternatives (1)	4,392	5,598	(1,206)	(21.5)%	3.8%	5.4%
Liquidity (2)	1,460	1,221	239	19.6%	1.2%	1.2%
Total	$116,487	$104,067	$12,420	11.9%	100.0%	100.0%

(1)Consists of real estate securities, mid-stream energy securities and master limited partnerships, options strategies and other.
(2)Represents assets under management in liquidity strategies, including in certain open-end funds and institutional accounts.

Average Assets Under Management and Average Basis Points

The following table summarizes the average management fees earned in basis points and average assets under management:

	Three Months Ended September 30,
	Average Fee Earned (expressed in basis points)		Average Assets Under Management (in millions) (2)
	2020	2019	2020	2019
Products
Open-End Funds (1)	59.5	56.6	$42,475	$41,457
Closed-End Funds	62.1	64.7	5,742	6,649
Exchange Traded Funds	13.7	25.3	549	1,048
Retail Separate Accounts	47.6	48.0	22,054	18,260
Institutional Accounts	31.7	31.8	36,506	31,462
Structured Products	34.2	37.3	4,171	3,957
All Long-Term Products	47.0	46.9	111,497	102,833
Liquidity (3)	12.3	10.7	1,393	1,710
All Products	46.6	46.3	$112,890	$104,543

	Nine Months Ended September 30,
	Average Fee Earned (expressed in basis points)		Average Assets Under Management (in millions) (2)
	2020	2019	2020	2019
Products
Open-End Funds (1)	58.6	55.4	$40,244	$40,650
Closed-End Funds	62.2	64.9	5,944	6,486
Exchange Traded Funds	17.3	12.3	689	1,000
Retail Separate Accounts	49.7	47.8	20,043	16,794
Institutional Accounts	30.8	31.1	33,229	30,529
Structured Products	31.6	36.5	4,209	3,865
All Long-Term Products	46.9	46.1	104,358	99,324
Liquidity (3)	11.4	10.4	1,293	1,735
All Products	46.4	45.5	$105,651	$101,059

(1)Represents assets under management of U.S. retail funds, offshore funds and variable insurance funds.
(2)Averages are calculated as follows:
–Funds - average daily or weekly balances
–Retail Separate Accounts - prior-quarter ending balances
–Institutional Accounts and Structured Products - average of month-end balances
(3)Represents assets under management in liquidity strategies, including in certain open-end funds and institutional accounts.

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

The average fee rate earned on long-term products for the three and nine months ended September 30, 2020 increased by 0.1 and 0.8 basis points, respectively, compared to the same periods in the prior year. The primary reason for the increase during the three and nine months ended September 30, 2020 was due to changes in the underlying asset mix to higher fee earning strategies in open-end funds and retail separate accounts during the current year periods.

Results of Operations
Summary Financial Data

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2020	2019	2020 vs. 2019	%	2020	2019	2020 vs. 2019	%
Investment management fees	$129,785	$120,023	$9,762	8.1%	$360,623	$340,532	$20,091	5.9%
Other revenue	25,005	25,932	(927)	(3.6)%	71,627	76,630	(5,003)	(6.5)%
Total revenues	154,790	145,955	8,835	6.1%	432,250	417,162	15,088	3.6%
Total operating expenses	113,781	110,168	3,613	3.3%	340,017	330,248	9,769	3.0%
Operating income (loss)	41,009	35,787	5,222	14.6%	92,233	86,914	5,319	6.1%
Other income (expense), net	6,177	(4,596)	10,773	(234.4)%	(9,859)	9,821	(19,680)	(200.4)%
Interest income (expense), net	5,726	5,012	714	14.2%	5,622	2,842	2,780	97.8%
Income (loss) before income taxes	52,912	36,203	16,709	46.2%	87,996	99,577	(11,581)	(11.6)%
Income tax expense (benefit)	11,978	10,844	1,134	10.5%	29,847	23,851	5,996	25.1%
Net income (loss)	40,934	25,359	15,575	61.4%	58,149	75,726	(17,577)	(23.2)%
Noncontrolling interests	(11,286)	(1,274)	(10,012)	785.9%	(21,507)	(2,969)	(18,538)	624.4%
Net Income (Loss) Attributable to Stockholders	29,648	24,085	5,563	23.1%	36,642	72,757	(36,115)	(49.6)%
Preferred stockholder dividends	—	(2,085)	2,085	(100.0)%	—	(6,253)	6,253	(100.0)%
Net Income (Loss) Attributable to Common Stockholders	$29,648	$22,000	$7,648	34.8%	$36,642	$66,504	$(29,862)	(44.9)%

Revenues

Revenues by source were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2020	2019	2020 vs. 2019	%	2020	2019	2020 vs. 2019	%
Investment management fees
Open-end funds	$63,458	$59,060	$4,398	7.4%	$176,584	$169,326	$7,258	4.3%
Closed-end funds	8,959	10,846	(1,887)	(17.4)%	27,695	31,485	(3,790)	(12.0)%
Retail separate accounts	26,412	22,092	4,320	19.6%	74,524	60,761	13,763	22.7%
Institutional accounts	29,048	25,180	3,868	15.4%	76,571	71,013	5,558	7.8%
Structured products	1,297	1,725	(428)	(24.8)%	3,288	4,957	(1,669)	(33.7)%
Other products	611	1,120	(509)	(45.4)%	1,961	2,990	(1,029)	(34.4)%
Total investment management fees	129,785	120,023	9,762	8.1%	360,623	340,532	20,091	5.9%
Distribution and service fees	9,797	10,442	(645)	(6.2)%	28,146	31,122	(2,976)	(9.6)%
Administration and shareholder service fees	15,114	15,280	(166)	(1.1)%	43,056	44,747	(1,691)	(3.8)%
Other income and fees	94	210	(116)	(55.2)%	425	761	(336)	(44.2)%
Total revenues	$154,790	$145,955	$8,835	6.1%	$432,250	$417,162	$15,088	3.6%

Investment Management Fees

Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payments. Investment management fees increased by $9.8 million, or 8.1%, and $20.1 million, or 5.9%, for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year. The increase in investment management fees during the three-month period was due to an increase in average assets under management of $8.3 billion, or 8.0%, and an increase in the total average fee rate of 0.3 basis points. The increase in investment management fees during the nine-month period was due to an increase in average assets under management of $4.6 billion and an increase in the total average fee rate of 0.9 basis points.

Distribution and Service Fees

Distribution and service fees are sales- and asset-based fees earned from open-end funds for marketing and distribution services. Distribution and service fees decreased by $0.6 million, or 6.2%, and $3.0 million, or 9.6%, for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year, primarily due to lower average assets for open-end funds in share classes that have distribution and service fees.

Administration and Shareholder Service Fees

Administration and shareholder service fees represent fees earned for fund administration and shareholder services from our open-end mutual funds, ETFs and certain of our closed-end funds. Fund administration and shareholder service fees decreased by $0.2 million, or 1.1%, and $1.7 million, or 3.8%, for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year primarily due to the decrease in average assets under management for our open-end, closed-end and ETFs during the periods.

Other Income and Fees

Other income and fees primarily represent contingent sales charges earned from investor redemptions of certain shares sold without a front-end sales charge. Other income and fees decreased for the three and nine months ended September 30, 2020, compared to the same periods in the prior year, primarily due to lower redemption income and professional service fees.

Operating Expenses

Operating expenses by category were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2020	2019	2020 vs. 2019	%	2020	2019	2020 vs. 2019	%
Operating expenses
Employment expenses	$67,479	$61,282	$6,197	10.1%	$193,772	$180,256	$13,516	7.5%
Distribution and other asset-based expenses	19,570	20,927	(1,357)	(6.5)%	56,324	62,013	(5,689)	(9.2)%
Other operating expenses	16,343	18,228	(1,885)	(10.3)%	52,664	56,125	(3,461)	(6.2)%
Other operating expenses of CIP	1,016	376	640	170.2%	9,944	3,395	6,549	192.9%
Restructuring and severance	735	523	212	40.5%	1,155	2,019	(864)	(42.8)%
Depreciation expense	1,106	1,245	(139)	(11.2)%	3,560	3,729	(169)	(4.5)%
Amortization expense	7,532	7,587	(55)	(0.7)%	22,598	22,711	(113)	(0.5)%
Total operating expenses	$113,781	$110,168	$3,613	3.3%	$340,017	$330,248	$9,769	3.0%

Employment Expenses

Employment expenses consist of fixed and variable compensation and related employee benefit costs. Employment expenses for the three and nine months ended September 30, 2020 were $67.5 million and $193.8 million, respectively, which represented an increase of $6.2 million, or 10.1%, and $13.5 million, or 7.5%, compared to the same periods in the prior year. The increase for the three and nine months ended September 30, 2020 was primarily due to increased sales- and profit-based compensation.

Distribution and Other Asset-Based Expenses

Distribution and other asset-based expenses consist primarily of payments to third-party client intermediaries for providing services to investors in sponsored investment products. These payments are primarily based on percentages of sales, assets under management or revenues. These expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized on a straight-line basis over the periods in which commissions are generally recovered from distribution fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares. Distribution and other asset-based expenses decreased by $1.4 million, or 6.5%, and $5.7 million, or 9.2%, for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in the prior year, primarily due to a lower percentage of sales and assets under management in share classes that have distribution and other asset-based expenses.

Other Operating Expenses
Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and distribution related costs, rent and occupancy expenses, and other business costs. Other operating expenses for the three and nine months ended September 30, 2020 decreased by $1.9 million, or 10.3%, and $3.5 million, or 6.2%, respectively, as compared to the same periods in the prior year, due to decreased travel and related expenses primarily as a result of the impact of COVID-19 on the current operating environment.

Other Operating Expenses of CIP

Other operating expenses of CIP increased $0.6 million, or 170.2% to $1.0 million for the three months ended September 30, 2020 and increased $6.5 million, or 192.9%, to $9.9 million, for the nine months ended September 30, 2020, compared to the same periods in the prior year. The increase during the three-month period was primarily due to costs associated with the refinancing of debt for a CLO in the current year period. The increase in the nine-month period was primarily due to costs associated with the issuance of a new CLO as well as the refinancing of debt for two CLOs in the current year period.

Restructuring and Severance

During the three and nine months ended September 30, 2020, we incurred $0.7 million and $1.2 million, respectively, in restructuring and severance costs. During the three and nine months ended September 30, 2019, we incurred $0.5 million and $2.0 million, respectively in restructuring and severance costs. The costs primarily related to severance costs in all periods.

Depreciation Expense

Depreciation expense consists primarily of the straight-line depreciation of furniture, equipment and leasehold improvements. Depreciation expense decreased for the three and nine months ended September 30, 2020, compared to the same periods in the prior year, primarily due to a higher level of equipment being fully depreciated in the current year periods.

Amortization Expense

Amortization expense consists of the amortization of definite-lived intangible assets over their estimated useful lives. Amortization expense remained generally consistent for the three and nine months ended September 30, 2020 compared to the same periods in the prior year.

Other Income (Expense)

Other Income (Expense), net by category were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2020	2019	2020 vs. 2019	%	2020	2019	2020 vs. 2019	%
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	$2,498	$2	$2,496	N/M	$2,068	$5,474	$(3,406)	(62.2)%
Realized and unrealized gain (loss) of CIP, net	2,680	(5,344)	8,024	(150.1)%	(12,733)	2,455	(15,188)	(618.7)%
Other income (expense), net	999	746	253	33.9%	806	1,892	(1,086)	(57.4)%
Total Other Income (Expense), net	$6,177	$(4,596)	$10,773	(234.4)%	$(9,859)	$9,821	$(19,680)	(200.4)%

Realized and unrealized gain (loss) on investments, net

Realized and unrealized gain (loss) on investments, net changed during the three and nine months ended September 30,

2020 by $2.5 million and $(3.4) million, respectively, as compared to the same periods in the prior year. The realized and unrealized gains and losses during the three- and nine-months ended September 30, 2020 reflected changes in overall market conditions experienced during the periods.

Realized and unrealized gain (loss) of CIP, net

Realized and unrealized gain (loss) of CIP, net changed $8.0 million, or (150.1)%, and $(15.2) million, or (618.7)%, respectively, during the three and nine months ended September 30, 2020, compared to the same periods in the prior year. The change for the three months ended September 30, 2020 consisted primarily of an increase in net realized and unrealized gains of $85.1 million, due to changes in market values of leveraged loans, partially offset by unrealized losses of $77.1 million related to changes in the value of the notes payable. The change for the nine months ended September 30, 2020 consisted primarily of net realized and unrealized losses of $86.8 million due to changes in market values of leveraged loans, partially offset by unrealized gains of $71.7 million related to the changes in value of the notes payable.

Other income (expense), net

Other income (expense), net increased by $0.3 million, or 33.9%, for the three months ended September 30, 2020 compared to the same period in the prior year due primarily to increased earnings from equity method investments during the current year period. Other income (expense), net decreased by $1.1 million, or 57.4%, for the nine months ended September 30, 2020 compared to the same period in the prior year primarily due to lower profits from equity method investments during the current year period.

Interest Income (Expense)

Interest Income (Expense), net by category were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2020	2019	2020 vs. 2019	%	2020	2019	2020 vs. 2019	%
Interest Income (Expense)
Interest expense	$(2,877)	$(4,889)	$2,012	(41.2)%	$(9,202)	$(15,205)	$6,003	(39.5)%
Interest and dividend income	137	863	(726)	(84.1)%	1,131	3,017	(1,886)	(62.5)%
Interest and dividend income of investments of CIP	26,088	30,290	(4,202)	(13.9)%	83,951	87,060	(3,109)	(3.6)%
Interest expense of CIP	(17,622)	(21,252)	3,630	(17.1)%	(70,258)	(72,030)	1,772	(2.5)%
Total Interest Income (Expense), net	$5,726	$5,012	$714	14.2%	$5,622	$2,842	$2,780	97.8%

Interest Expense

Interest expense decreased $2.0 million, or 41.2%, and $6.0 million, or 39.5%, respectively, for the three and nine months ended September 30, 2020 compared to the same periods in the prior year. The decreases were due to a decrease in the average levels of debt outstanding and a lower average interest rate compared to the same periods in the prior year. Also contributing to the decrease for the nine months ended September 30, 2020 was a $0.7 million gain recognized on the early extinguishment of debt.

Interest and Dividend Income

Interest and dividend income is earned on cash equivalents and our marketable securities. Interest and dividend income decreased $0.7 million, or 84.1%, and $1.9 million, or 62.5%, respectively, for the three and nine months ended September 30, 2020, compared to the same periods in the prior year. The decreases were primarily due to lower interest rates earned on cash and lower dividends paid by our investments as compared to the corresponding periods in the prior year.

Interest and Dividend Income of Investments of CIP

Interest and dividend income of investments of CIP decreased $4.2 million, or 13.9%, and $3.1 million, or 3.6%, respectively, for the three and nine months ended September 30, 2020, compared to the same periods in the prior year. The decrease during the three and nine-month periods was primarily due to a decrease in interest rates partially offset by increased investments of CIP.

Interest Expense of CIP

Interest expense of CIP represents interest expense on the notes payable of CIP. Interest expense of CIP decreased by $3.6 million, or 17.1%, and $1.8 million, or 2.5%, respectively, for the three and nine months ended September 30, 2020, compared to the same periods in the prior year. The decrease during the three- and nine- months ended September 30, 2020 was primarily due to lower variable interest rates partially offset by higher average debt balances of CIP during the current year periods.

Income Tax Expense (Benefit)

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 33.9% and 24.0% for the nine months ended September 30, 2020 and 2019, respectively. The increase in the estimated effective tax rate for the nine months ended September 30, 2020 was primarily due to valuation allowances recorded for the tax effects of unrealized losses on certain Company investments.

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

Liquidity and Capital Resources
Certain Financial Data
The following table summarizes certain financial data relating to our liquidity and capital resources:

	September 30, 2020	December 31, 2019	Change
(in thousands)			2020 vs. 2019	%
Balance Sheet Data
Cash and cash equivalents	$202,212	$221,781	$(19,569)	(8.8)%
Investments	54,446	83,206	(28,760)	(34.6)%
Debt	218,014	277,839	(59,825)	(21.5)%
Redeemable noncontrolling interests	99,277	63,845	35,432	55.5%
Total equity	688,012	686,257	1,755	0.3%

	Nine Months Ended September 30,		Change
(in thousands)	2020	2019	2020 vs. 2019	%
Cash Flow Data
Provided by (Used In):
Operating Activities	$(380,267)	$(103,015)	$(277,252)	269.1%
Investing Activities	8,935	13,470	(4,535)	(33.7)%
Financing Activities	305,840	113,921	191,919	168.5%

Overview

At September 30, 2020, we had $202.2 million of cash and cash equivalents and $54.4 million of investments, which included $31.6 million of investment securities, compared to $221.8 million of cash and cash equivalents and $83.2 million of investments, which included $61.0 million of investment securities, at December 31, 2019.

At September 30, 2020, we had $223.2 million of principal outstanding under our term loan maturing June 1, 2024 and no outstanding borrowings under our $100.0 million revolving credit facility. The Company's liquidity and capital resources were not materially impacted by the economic conditions during the first nine months of 2020 as a result of the COVID-19 pandemic.

Uses of Capital

Our main uses of capital related to operating activities include payments of annual incentive compensation, interest on our indebtedness, income taxes and other operating expenses, which primarily consist of investment research, technology costs, professional fees and distribution and occupancy costs. Annual incentive compensation, which is one of the largest annual operating cash expenditures, is typically paid in the first quarter of the year. In the first quarters of 2020 and 2019, we paid $84.7 million and $76.2 million, respectively, in incentive compensation earned during the years ended December 31, 2019 and 2018, respectively.

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

Capital and Reserve Requirements

We operate a broker-dealer subsidiary registered with the SEC that is subject to certain rules regarding minimum net capital. The broker-dealer is required to maintain a ratio of "aggregate indebtedness" to "net capital," as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us, including additional reporting requirements, a lower required ratio of aggregate indebtedness to net capital or interruption of our business. At September 30, 2020, the ratio of aggregate indebtedness to net capital of our broker-dealer was below the maximum allowed, and net capital was significantly greater than the required minimum.

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

Operating Cash Flow

Net cash used in operating activities of $380.3 million for the nine months ended September 30, 2020 increased by $277.3 million from $103.0 million for the same period in the prior year primarily due to increased net purchases of investments by CIP of $274.1 million in the current year period compared to the prior year period.

Investing Cash Flow

Cash flows from investing activities consist primarily of capital expenditures and other investing activities related to our business operations. Net cash provided by investing activities was $8.9 million for the nine months ended September 30, 2020 compared to $13.5 million in the same period for the prior year. The primary investing activities for the nine months ended September 30, 2020 were related to increases in cash of CIP due to the consolidation of additional investment products. The primary investing activities for the nine months ended September 30, 2019 were related to the increase in cash of $18.4 million from the consolidation of investment products partially offset by capital expenditures and other asset purchases of $7.0 million.

Financing Cash Flow

Cash flows from financing activities consist primarily of the issuance of common stock, return of capital through repurchases of common shares, dividends, withholding obligations for the net share settlement of employee share transactions, issuance and repayment of debt and changes to noncontrolling interests. Net cash provided by financing activities increased by $191.9 million to $305.8 million for the nine months ended September 30, 2020 as compared to $113.9 million for the nine months ended September 30, 2019. Net cash provided by financing activities increased during the period primarily due to an increase of $221.8 million in net borrowings of CIP during the nine months ended September 30, 2020 compared to the prior year period, partially offset by an increase of $21.7 million on the repayment of debt during the nine months ended September 30, 2020 compared to the prior year period.

Credit Agreement

The Company's credit agreement, as amended (the "Credit Agreement"), is comprised of (i) $365.0 million of seven-year term debt (the "Term Loan") expiring in June 2024 and (ii) a $100.0 million five-year revolving credit facility (the "Credit Facility") expiring in June 2022. At September 30, 2020, $223.2 million was outstanding under the Term Loan, and there were no outstanding borrowings under the Credit Facility. In accordance with Accounting Standards Codification 835, Interest, the amounts outstanding under the Term Loan are presented on the Condensed Consolidated Balance Sheet net of related debt issuance costs, which were $5.2 million as of September 30, 2020.

Contractual Obligations

Our contractual obligations are summarized in our 2019 Annual Report on Form 10-K. As of September 30, 2020, there have been no material changes outside of the ordinary course of business in our contractual obligations since December 31, 2019.

Critical Accounting Policies and Estimates

Our financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our 2019 Annual Report on Form 10-K. There were no material changes in our critical accounting policies in the three months ended September 30, 2020.

Recently Issued Accounting Pronouncements
For a discussion of accounting standards, see Note 2 in our condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is primarily exposed to market risk associated with unfavorable movements in interest rates and securities prices. Except for the broad effects of COVID-19 on the global economy and major financial markets, during the three and nine months ended September 30, 2020, there were no material changes to the information contained in Part II, Item 7A of the Company's 2019 Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q.

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

The Company records a liability when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC 450, Contingencies. The disclosures, accruals or estimates, if any, resulting from the foregoing analysis are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Based on information currently available, available insurance coverage, indemnities and established reserves, the Company believes that the outcomes of its legal and regulatory proceedings are not likely, either individually or in the aggregate, to have a material adverse effect on the Company’s results of operations, cash flows or its consolidated financial condition. However, in the event of unexpected subsequent developments and given the inherent unpredictability of these legal and regulatory matters, the Company can provide no assurance that its assessment of any claim, dispute, regulatory examination or investigation or other legal matter will reflect the ultimate outcome, and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.

Item 1A.    Risk Factors

There have been no significant changes to the Company’s risk factors from those previously reported in our 2019 Annual Report on Form 10-K, other than as noted below.

The ongoing effects of the COVID-19 pandemic and associated global economic disruption and uncertainty have affected, and may further affect, our business, results of operations and financial condition.

As previously indicated in our 2019 Annual Report on Form 10-K, our results of operations are affected by certain economic factors, including the condition of the securities markets. The global financial markets, including the capital, equity and credit markets, have been challenged in reaction to the COVID-19 pandemic and its related economic impact. The broader implications of the COVID-19 pandemic on our results of operations and overall financial performance remain uncertain and, to the extent the financial markets continue to experience challenges, we may experience declines in our assets under management, which will adversely affect our revenues and earnings, and the fair value of our investments. Although we believe we have sufficient liquidity and capital resources to effectively continue operations for the foreseeable future, deterioration of worldwide credit and financial markets may limit our ability to raise capital and financing may not be available to us in sufficient amounts, on acceptable terms, or at all. If we are unable to access sufficient capital on acceptable terms, our business could be adversely impacted.

In an effort to protect the health and safety of our employees, we implemented various measures to reduce the impact of COVID-19 across our organization, while also maintaining business continuity. Consistent with government guidelines and mandates, these initiatives included the adoption of social distancing policies, work-at-home arrangements, and suspending employee travel. Currently, many of our employees are working remotely from home in an effort to reduce the spread of the virus and maintain the health and safety of our employees. While our work from home efforts have been successful to date, operating remotely for an extended period could result in operational challenges, strain our technology resources and/or expose us to an increased number of cybersecurity threats. A decline in the health and safety of our employees, including key employees, or material disruptions to their ability to work remotely, including power or Internet outages or electronic systems failures, could negatively affect our ability to operate our business normally and have a material adverse impact on our results of operations or financial condition.

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

Please see additional discussion in Part I, Item 2. “Management Discussion and Analysis of Financial Condition and Results of Operations.”

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

As of September 30, 2020, 4,930,045 shares of our common stock had been authorized to be repurchased under the share repurchase program approved by our Board of Directors, and 762,718 shares remained available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

The following table sets forth information regarding our share repurchases in each month during the quarter ended September 30, 2020:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
July 1-31, 2020	—	$—	—	816,585
August 1-31, 2020	27,552	$141.15	27,552	789,033
September 1-30, 2020	26,315	$137.17	26,315	762,718
Total	53,867		53,867
(1)Average price paid per share is calculated on a settlement basis and excludes commissions.
(2)The share repurchases above were completed pursuant to a program announced in the fourth quarter of 2010 and most recently expanded in May 2020. This repurchase program is not subject to an expiration date.

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

Item 6.        Exhibits

Exhibit Number	Description

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following information formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2020 and 2019, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2020 and 2019 and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 5, 2020

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)