Form 10-K
period 2020-12-31
VIRTUS INVESTMENT PARTNERS, INC.
filed 2021-02-26
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 1-10994

 VIRTUS INVESTMENT PARTNERS, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-3962811
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
One Financial Plaza, Hartford, CT 06103
(Address of principal executive offices, including zip code)
Registrant's telephone number, including area code:
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold (based on the closing share price as quoted on the NASDAQ Global Market) as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $835,000,000. For purposes of this calculation, shares of common stock held or controlled by executive officers and directors of the registrant have been treated as shares held by affiliates.
There were 7,583,557 shares of the registrant's common stock outstanding on February 12, 2021.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement that will be filed with the SEC in connection with the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Virtus Investment Partners, Inc.
Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2020

"We," "us," "our," the "Company," and "Virtus" as used in this Annual Report on Form 10-K (the "Annual Report"), refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I

Item 1.	Business.
Organization
Virtus Investment Partners, Inc. (the "Company"), a Delaware corporation, commenced operations on November 1, 1995 and became an independent publicly traded company on December 31, 2008 as a result of the distribution by Phoenix Life Insurance Company ("Phoenix"), the Company's former parent, of 100% of Virtus common stock to Phoenix stockholders in a spin-off transaction.
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

Our Investment Managers

We provide investment management services through our affiliated investment managers who are registered under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). The investment managers are responsible for portfolio management activities for our retail, institutional and structured products operating under advisory, subadvisory or collateral management agreements. We provide our affiliated managers with distribution, operational and administrative support, thereby allowing each manager to focus primarily on investment management. We also use the investment management services of select unaffiliated managers to sub-advise certain of our open-end funds and ETFs. We monitor our managers' services by assessing their performance, style and consistency and the discipline with which they apply their investment process.

Our affiliated investment managers and their respective assets under management, products and strategies as of December 31, 2020 were as follows:

Manager	Products	Strategies	Assets (in billions)
Ceredex Value Advisors	Open-end funds and institutional accounts	Value Equity Strategies large-, mid- and small-cap domestic equities	$8.5
Duff & Phelps Investment Management	Closed- and open-end funds and institutional accounts	Income Focused Strategies global listed infrastructure, domestic, international real estate and energy	$10.6
Kayne Anderson Rudnick Investment Management	Open-end funds, institutional accounts, intermediary-sold managed accounts and private client accounts	Quality-Oriented Equity Strategies small- to large-cap, including domestic global, international and emerging market strategies	$51.7
Newfleet Asset Management	Closed- and open-end funds, ETFs, institutional, private client accounts and structured products	Multi-Sector Fixed Income Strategies multi-sector, enhanced core strategies and dedicated sector strategies such as bank loans and high yield	$10.0
Seix Investment Advisors	Open-end funds, institutional, ETFs and structured products	Investment Grade and Leveraged Finance Fixed Income Strategies high yield, bank loans, investment grade taxable, non-taxable and multi-sector strategies	$17.9
Silvant Capital Management	Open-end funds and institutional	Growth Equity Strategies including large-cap and small-cap	$0.8
Sustainable Growth Advisers	Institutional and private client accounts and open-end funds	Global Growth Equity Strategies large-cap growth strategies, including domestic, global, international and emerging markets	$22.2

As of December 31, 2020, $10.5 billion in assets under management were managed by unaffiliated managers including an unaffiliated manager in which the Company holds a minority interest.

Our Investment Products
Our assets under management are in open-end funds, closed-end funds, ETFs, retail separate accounts, institutional accounts and structured products.

Assets Under Management by Product as of
December 31, 2020

Fund assets	(in billions)
Open-end funds	$49.5
Closed-end funds	5.9
Exchange traded funds	0.8
Retail separate accounts	29.8
Institutional accounts	40.6
Structured products	4.1
Total Long-Term	130.7
Liquidity (1)	1.5
Total Assets Under Management	$132.2
(1)     Represents assets under management in liquidity strategies, including in certain open-end funds and institutional accounts.

Open-End Funds

Our open-end mutual funds are offered in a variety of asset classes (domestic and international equity, taxable and non-taxable fixed income, and alternative investments), market capitalizations (large, mid and small), styles (growth, core and value) and investment approaches (fundamental, quantitative and thematic). Our offshore funds are offered in select investment strategies to non-U.S. investors. Summary information about our open-end funds as of December 31, 2020 were as follows:

Asset Class	Number of Funds Offered	Total Assets	Advisory Fee Range (1)
		(in millions)	(%)
Domestic Equity	20	$23,774	2.15-0.40
Fixed Income	22	11,317	1.85-0.21
International/Global Equity	15	12,054	1.20-0.65
Alternatives	9	1,303	1.30-0.55
Multi-Asset	2	1,073	0.55-0.45
Total Open-End Funds	68	$49,521

(1)Percentage of average daily net assets. The percentages listed represent the range of management advisory fees paid by the funds, from the highest to the lowest. The range indicated includes the impact of breakpoints at which management advisory fees for certain of the funds in each fund type decrease as assets in the funds increase. Subadvisory fees paid on funds managed by unaffiliated subadvisers are not reflected in the percentages listed.

Closed-End Funds

Our closed-end funds are offered in a variety of asset classes and various strategies such as infrastructure, energy and global multi-sector. We managed the following closed-end funds as of December 31, 2020, each of which is traded on the New York Stock Exchange:

Fund Type/Name	Total Assets	Advisory Fee
	(in millions)	(%)
Multi-Asset
DNP Select Income Fund Inc.	$3,807	0.60-0.50	(1)
Virtus Total Return Fund Inc.	604	0.70	(2)
Alternatives
Duff & Phelps Utility and Infrastructure Fund Inc.	716	1.00	(1)
Duff & Phelps Select MLP and Midstream Energy Fund Inc.	19	1.00	(2)
Fixed Income
Duff & Phelps Utility and Corporate Bond Trust Inc.	370	0.50	(1)
Virtus Global Multi-Sector Income Fund	196	0.95	(2)
DTF Tax-Free Income, Inc.	202	0.50	(1)
Total Closed-End Funds	$5,914

(1)Percentage of average weekly net assets. A range indicates that the fund has breakpoints at which management advisory fees decrease as assets in the fund increase.
(2)Percentage of average daily net assets of each fund.

Exchange Traded Funds

Our ETFs are offered in a range of actively managed and index-based investment capabilities across multiple asset classes. We managed the following ETFs as of December 31, 2020:

ETF Name	Total Assets	Advisory Fee (1)
	(in millions)	(%)
Alternative
Virtus InfraCap U.S. Preferred Stock ETF	$225	0.140
Virtus Real Asset Income ETF	152	0.033
InfraCap MLP ETF	147	0.075
InfraCap REIT Preferred ETF	59	0.075
Virtus Reaves Utilities ETF	30	0.490

Equity
Virtus Terranova U.S. Quality Momentum ETF	92	0.290
Virtus LifeSci Biotech Clinical Trials ETF	47	0.450
Virtus LifeSci Biotech Products ETF	29	0.450
Virtus WMC International Dividend ETF	5	0.280

Fixed Income
Virtus Newfleet Multi-Sector Bond ETF	18	0.700
Virtus Newfleet Dynamic Credit ETF	6	0.550
Virtus Seix Senior Loan ETF	6	0.570

Multi-Asset
Virtus Private Credit Strategy ETF	21	0.467
Total ETFs	$837
(1)    Percentage of average daily net assets of each fund. Subadvisory fees paid on funds managed by unaffiliated subadvisers are not reflected in the percentages listed.

Retail Separate Accounts

Intermediary-Sold Managed Accounts

Intermediary-sold managed accounts are individual investment accounts that are primarily contracted through intermediaries as part of investment programs offered to retail investors.  Summary information about our intermediary-sold managed accounts as of December 31, 2020 were as follows:

Asset Class	Total Assets
(in millions)
Equity
Domestic equity	$21,489
International equity	329
Fixed Income
Investment grade	244
Leveraged finance	1,789
Alternative	1
Total Intermediary-Sold Managed Accounts	$23,852

Private Client Accounts

Private client accounts are investment accounts offered by certain affiliates directly to individual investors. Services provided include investment and wealth advisory services employing both affiliated and unaffiliated investment managers and select third-party business partners.  Summary information about our private client accounts as of December 31, 2020 was as follows:

Asset Class	Total Assets
(in millions)
Multi-Asset	$5,750
Fixed Income	103
Equity	46
Total Private Client Accounts	$5,899

Institutional Accounts

Our institutional clients include corporations, multi-employer retirement funds, public employee retirement systems, foundations and endowments; in addition, we provide subadvisory services to unaffiliated mutual funds. Summary information about our institutional accounts as of December 31, 2020 was as follows:

Asset Class	Total Assets
(in millions)
Equity
Domestic equity	$19,664
International equity	8,738
Fixed Income
Investment grade	6,655
Leveraged finance	2,288
Alternative	2,333
Multi-Asset	945
Total Institutional Accounts	$40,623

Structured Products

We act as collateral manager for structured finance products that primarily consist of collateralized loan obligations ("CLOs"). We managed the following structured products as of December 31, 2020:

Fund Name	Inception	Total Assets
		(in millions)
Mountain View CLO IX Ltd.	2015	$541
Mountain View CLO 2017-1 Ltd.	2017	494
Mountain View CLO 2016-1 Ltd.	2016	405
Mountain View CLO XV Ltd.	2020	405
Mountain View CLO 2017-2 Ltd.	2018	399
Mountain View CLO XIV Ltd.	2019	398
Mountain View CLO 2013-1 Ltd.	2013	377
Mountain View CLO X Ltd.	2015	342
Newfleet CLO 2016-1 Ltd.	2016	305
Mountain View CLO 2014-1 Ltd.	2014	259
Broderick CDO 1 Ltd.	2005	135
Total Structured Products		$4,060

Our Investment Management, Administration and Shareholder Services
Our investment management, administration and shareholder service fees earned in each of the last three years were as follows:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Open-end funds	$247,519	$229,637	$231,175
Closed-end funds	36,833	42,199	41,455
Retail separate accounts	104,932	82,999	73,532
Institutional accounts	109,531	96,429	77,711
Structured products	4,012	6,381	9,622
Other products	2,511	3,832	3,526
Total investment management fees	505,338	461,477	437,021
Administration fees	41,582	42,009	44,503
Shareholder service fees	17,881	17,875	19,111
Total	$564,801	$521,361	$500,635

Investment Management Fees

We provide investment management services pursuant to investment management agreements through our affiliated investment advisers (each an "Adviser"). With respect to our funds, the Adviser provides overall investment management services, pursuant to agreements with the funds. We earn fees based on each fund's average daily or weekly net assets with most fee schedules providing for rate declines or "breakpoints" as asset levels increase to certain thresholds. For funds managed by subadvisers, the day-to-day investment management of the fund's portfolio is performed by the subadviser, which receives a management fee based on a percentage of the Adviser's management fee. Each fund bears all expenses associated with its operations. In some cases, to the extent total fund expenses exceed a specified percentage of a fund's average net assets, the Adviser has agreed to reimburse the funds for such excess expenses.

For retail separate accounts and institutional accounts, investment management fees are negotiated and based primarily on portfolio size and complexity, individual client requests and investment strategy capacity, as appropriate. In certain instances, institutional fees may include performance related fees. Generally, we are entitled to performance related fees only if the returns on the portfolios exceed agreed upon periodic or cumulative return targets, primarily benchmark indices. Fees for structured finance products, for which we act as the collateral manager, consist of senior, subordinated and, in certain instances, incentive management fees. Senior and subordinated management fees are calculated at a contractual fee rate applied against the end of the preceding quarter par value of the total collateral being managed with subordinated fees being recognized only after certain portfolio criteria are met. Incentive fees on certain of our structured products are typically a percentage of the excess cash flows available to holders of the subordinated notes, above a threshold level internal rate of return.

Administration Fees

We provide various administrative fund services to our open-end mutual funds, ETFs and certain of our closed-end funds. We earn fees based on each fund's average daily or weekly net assets. These services include: record keeping, preparing and filing documents required to comply with securities laws, legal administration and compliance services, customer service, supervision of the activities of the funds' service providers, tax services and treasury services as well as providing office space, equipment and personnel that may be necessary for managing and administering the business affairs of the funds.

Shareholder Service Fees

We provide shareholder services to our open-end mutual funds. We earn fees based on each fund's average daily net assets. Shareholder services include maintaining shareholder accounts, processing shareholder transactions, preparing filings and performing necessary reporting, among other things.

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

Our retail separate accounts are distributed through financial intermediaries and directly to private clients by teams at our affiliated managers. Our institutional services are marketed through relationships with consultants as well as directly to clients. We target key market segments, including foundations and endowments, corporate, public and private pension plans, and subadvisory relationships.

Our Broker-Dealer Services

We operate a broker-dealer that is registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is a member of the Financial Industry Regulatory Authority ("FINRA"). Our broker-dealer serves as the principal underwriter and distributor of our open-end mutual funds and ETFs under sales agreements with unaffiliated financial intermediaries, and also market advisory services to sponsors of retail separate accounts. Our broker-dealer is subject to the net capital rule of the Securities and Exchange Commission (the "SEC"), which is designed to enforce minimum standards regarding the general financial condition and liquidity of broker-dealers.

Our Competition

We face significant competition from a wide variety of financial institutions, including other investment management companies, as well as from proprietary products offered by our distribution partners such as banks, broker-dealers and financial planning firms. Competition in our businesses is based on several factors, including investment performance, fees charged, access to distribution channels, and service to financial advisors and their clients. Our competitors, many of which are larger than us, often offer similar products and use similar distribution sources, and may also offer less expensive products, have greater access to key distribution channels and have greater resources than we do.

Our Regulatory Matters

We are subject to regulation by the SEC, FINRA and other federal and state agencies and self-regulatory organizations. Each affiliated investment manager and unaffiliated subadviser is registered with the SEC under the Investment Advisers Act. Each open-end mutual fund, closed-end fund and ETF is registered with the SEC under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Our offshore funds are subject to regulation by the Central Bank of Ireland (the "CBI"), and the funds and each investment manager and sub-investment manager are also registered with the CBI.

The financial services industry is highly regulated, and failure to comply with related laws and regulations can result in the revocation of registrations, the imposition of censures or fines and the suspension or expulsion of a firm and/or its employees from the industry. All of our U.S.-domiciled open-end mutual funds are generally available-for-sale and are qualified in all 50 states, Washington, D.C., Puerto Rico, Guam and the U.S. Virgin Islands. Our offshore funds are sold to both retail investors who are not citizens or residents of the United States or non-U.S. institutional clients. Most aspects of our investment management business, including the business of the unaffiliated subadvisers, are subject to various U.S. federal and state laws and regulations.

Our officers, directors and employees may, from time to time, own securities that are also held by one or more of our funds. We have adopted a Code of Ethics pursuant to the provisions of the Investment Company Act and the Investment Advisers Act that require the disclosure of personal securities holdings and trading activity by all employees on a quarterly and annual basis.  Employees with investment discretion or access to investment decisions are subject to additional restrictions with respect to the pre-clearance of the purchase or sale of securities over which they have investment discretion or beneficial interest. Our Code of Ethics also imposes restrictions with respect to personal transactions in securities that are held, recently sold, or contemplated for purchase by our mutual funds, and certain transactions are restricted so as to avoid the possibility of improper use of information relating to the management of client accounts.

Human Capital

We believe our value as a company derives from the talents and diversity of our employees. We foster a dynamic, entrepreneurial, and collaborative environment where talented people excel and are recognized and rewarded for their contributions. We are committed to creating and maintaining an equitable, welcoming and inclusive environment that promotes respect for every employee.

As of December 31, 2020, we employed 581 employees and operated offices in seven states. We strive to attract and retain talented individuals by creating an environment of excellence and opportunity that serves as a foundation for all employees to reach their potential and make meaningful contributions to the organization.

▪We engage with employees in all areas of the organization to raise the awareness of, and advance, our diversity and inclusion efforts and ensure the greatest alignment of resources with business priorities.
▪We offer career enhancement opportunities to maximize each employee's potential and develop leaders throughout the organization.
▪We provide an education assistance program with tuition reimbursement for employees who wish to continue their education to secure increased responsibility and growth within their careers.

We have competitive salaries and offer a comprehensive suite of benefits, including programs that support wellness, financial security, and professional development.

▪We regularly assess and benchmark our compensation and benefit practices and conduct internal and external pay comparisons to assist us in ensuring that employees are compensated fairly, equitably, and competitively.
▪We offer benefits that promote financial and personal security including comprehensive insurance coverage, matching 401(k) employee contributions, an employee stock purchase plan, and employee reimbursement of work-related expenses.
▪Our wellness programs include health screenings and wellness earned premium rebates, as well as paid time off for vacation, illness, bereavement, parental and family care leave, and volunteer activities.

We depend upon our key personnel to manage our business, including our senior executives, portfolio managers, securities analysts, investment advisers, sales personnel and other professionals. The retention of our key investment personnel is material to the management of our business. The departure of our key investment personnel could cause us to lose certain client accounts, which could adversely affect our business.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as proxy statements, are available free of charge on our website located at www.virtus.com as soon as reasonably practicable after they are filed with, or furnished to, the SEC. Reports, proxy statements and other information regarding issuers that file electronically with the SEC, including our filings, are also available to the public on the SEC's website at http://www.sec.gov.

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

This section describes some of the potential risks relating to our business. The risks described below are some of the more important factors that could affect our business. You should carefully consider the risks described below, together with all of the other information included in this Annual Report on Form 10-K, in evaluating the Company and our common stock. If any of the risks described below actually occur, our business, revenues, profitability, results of operations, financial condition, cash flows, reputation and stock price could be materially adversely affected.

RISKS RELATED TO OUR INDUSTRY, BUSINESS AND OPERATIONS

We earn substantially all of our revenues based on assets under management, which fluctuate based on many factors, including market conditions, investment performance and client withdrawals, and any reduction would reduce our revenues and profitability.

The majority of our revenues are generated from asset-based fees from investment management products and services to individuals and institutions. Therefore, if assets under management decline, our fee revenues would decline, reducing profitability as certain of our expenses are fixed or have contractual terms. Assets under management could decline due to a variety of factors, including, but not limited to, the following:

▪General domestic and global economic and political conditions. Capital, equity and credit markets can experience substantial volatility. Changes in interest rates, the availability and cost of credit, inflation rates, economic uncertainty, changes in laws, trade barriers, commodity prices, currency exchange rates and controls, and national and international political circumstances (including wars, terrorist acts, pandemics, civil unrest and security operations) and other conditions may impact the capital, equity and credit markets which may impact our assets under management. Employment rates, economic weakness and budgetary challenges in parts of the world, the impact of the United Kingdom's withdrawal from the European Union, uncertainty regarding international trade policies, regional turmoil in the Middle East, concern over prospects in China and emerging markets, growing debt for certain countries, and uncertainty about the consequences of governments withdrawing monetary stimulus all indicate that economic and political conditions remain unpredictable.

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

The volatility in the markets in the past has highlighted the interconnection of the global markets and demonstrated how the deteriorating financial condition of one institution may materially adversely impact the performance of other institutions. Our assets under management have exposure to many different industries and counterparties and may be exposed to credit, operational or other risk due to the default by a counterparty or client or in the event of a market failure or disruption. In the event of extreme circumstances, including economic, political or business crises, such as a widespread systemic failure in the global financial system or failures of firms that have significant obligations as counterparties, we may suffer significant declines in assets under management and severe liquidity or valuation issues.

▪Price declines in specific securities, market segments or geographic areas where those assets are invested. Funds and portfolios that we manage that are focused on certain geographic markets and industry sectors, are particularly vulnerable to political, social and economic events in those markets and sectors. If these markets or industries decline or experience volatility, this could have a negative impact on our assets under management and our revenues. For example, certain non-U.S. markets, particularly emerging markets, are not as developed or as efficient as the U.S. financial markets and, as a result, may be less liquid, less regulated and significantly more volatile than the U.S. financial markets. Liquidity in such markets may be adversely impacted by factors including political or economic events, government policies, expropriation, volume trading limits by foreign investors, and social or civil unrest, etc. These factors may negatively impact the market value of an investment or our ability to dispose of it.

▪Any real or perceived negative absolute or relative performance. Sales and redemptions of our investment strategies can be affected by investment performance relative to other competing investment strategies or to established benchmarks. Our investment management strategies are rated, ranked or assessed by independent third-parties, distribution partners and industry periodicals and services. These assessments often influence the investment decisions of clients. If the performance or assessment of our investment strategies is seen as underperforming relative to peers, it could result in an increase in the withdrawal of assets by existing clients and the inability to attract additional investments from existing and new clients. Certain of our investment strategies have capacity constraints, as there is a limit to the number of securities available for the strategy to operate effectively. In those instances, we may choose to limit access to new or existing investors.

▪Changes in interest rates. Increases in interest rates from their historically low levels may adversely affect the net asset values of our assets under management. Furthermore, increases in interest rates may result in reduced prices in equity markets. Conversely, decreases in interest rates could lead to outflows in fixed income assets that we manage as investors seek higher yields.

We may engage in significant strategic transactions that may not achieve the expected benefits or could expose us to additional or increased risks.

We regularly review, and from time to time have discussions on and engage in, potential significant transactions, including acquisitions, consolidations, joint ventures, strategic partnerships, or similar transactions, some of which may be material. We cannot provide assurance that we will be successful in negotiation of the required agreements, closing transactions after signing such agreements, or achieving expected financial benefits, including such things as revenue or cost synergies.

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

Our business, results of operations and financial condition could be negatively affected by the ongoing effects of the COVID-19 pandemic and associated global economic disruption and uncertainty.

Our results of operations are affected by certain economic factors, including the condition of the securities markets. The global financial markets, including the capital, equity and credit markets, have been challenged in reaction to the COVID-19 pandemic and its related economic impact. Although there are effective vaccines for COVID-19 that have been approved for use, distribution of the vaccines did not begin until late 2020, and a majority of the public will likely not have access to a vaccination until sometime in 2021. In addition, new strains of the virus appear to have increased transmissibility, which could complicate treatment and vaccination programs. Accordingly, the broader implications of the COVID-19 pandemic on our results of operations and overall financial performance remain uncertain and, to the extent the financial markets experience challenges, we may suffer declines in our assets under management, which will adversely affect our revenues and earnings, and the fair value of our investments. Although we believe we have sufficient liquidity and capital resources to effectively continue operations for the foreseeable future, deterioration of worldwide credit and financial markets may limit our ability to raise capital and financing may not be available to us in sufficient amounts, on acceptable terms, or at all. If we are unable to access sufficient capital on acceptable terms, our business could be adversely impacted.

In an effort to protect the health and safety of our employees, we implemented various measures to reduce the impact of COVID-19 across our organization, while also maintaining business continuity. Consistent with government guidelines and mandates, these initiatives included the adoption of social distancing policies, work-at-home arrangements, and suspending employee travel. Currently, the majority of our employees are working remotely from home in an effort to reduce the spread of the virus and maintain the health and safety of our employees. While our work from home efforts have been successful to date, operating remotely for an extended period could result in operational challenges, strain our technology resources and/or expose us to an increased number of cybersecurity threats. A decline in the health and safety of our employees, including key employees, or material disruptions to their ability to work remotely, including power or Internet outages or electronic systems failures, could negatively affect our ability to operate our business normally and have a material adverse impact on our results of operations or financial condition.

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

Our investment advisory agreements are subject to renegotiation or termination on short notice, which could negatively impact our business.

Our clients include our sponsored mutual fund investors, that are represented by boards of directors, managed account program sponsors, private clients and institutional clients. Our investment management agreements with these clients may be terminated on short notice and without penalty. As a result, there would be little impediment for these clients or sponsors to terminate our agreements. Our clients may renegotiate their investment contracts, or reduce the assets we manage for them, due to a number of reasons including, but not limited to: poor investment performance; loss of key investment personnel; a change in the client's or third-party distributors decision makers; and reputational, regulatory or compliance issues. The board of directors of our sponsored funds may deem it to be in the best interests of a fund's shareholders to make decisions adverse to us, such as reducing the compensation paid to us, requesting that we subsidize fund expenses over certain thresholds, or imposing restrictions on our management of the fund. Under the Investment Company Act, investment advisory agreements automatically terminate in the event of an assignment, which may occur if, among other events, the Company undergoes a change in control, such as any person acquiring 25% of the voting rights of our common stock. If an assignment were to occur, we cannot be certain that the funds' board of directors and shareholders would approve a new investment advisory agreement. In addition, investment advisory agreements for separate accounts we manage may not be assigned without the consent of the client. If an assignment occurs, we cannot be certain that the Company will be able to obtain the necessary approvals or client consents. The withdrawal, renegotiation or termination of any investment management contract relating to a material portion of assets under management would have an adverse impact on our results of operations and financial condition.

Our business could be harmed by any damage to our reputation and lead to a reduction in our revenues and profitability.

Maintaining a positive reputation with existing and potential clients, the investment community and other constituencies is critical to our success. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate even if they are without merit or satisfactorily addressed. Our reputation may be impacted by many factors including, but not limited to, poor performance; litigation; conflicts of interests; regulatory inquiries, investigations or findings; operational failures (including cyber breaches); intentional or unintentional misrepresentation of our products or services by us or our third party service providers; material weaknesses in our internal controls; or employee misconduct or rumors. Any damage to our reputation could impede our ability to attract and retain clients and key personnel, adversely impact relationships with clients, third-party distributors and other business partners, and lead to a reduction in the amount of our assets under management, any of which could adversely affect our results of operations and financial condition.

Our debt agreements contain covenants, required principal repayments and other provisions that could adversely affect our financial position or results of operations

We incur indebtedness for a variety of business reasons, including in relation to financing acquisitions. The indebtedness we incur can take many forms including, but not limited to, term loans or revolving lines of credit that customarily contain covenants.

At December 31, 2020, the Company had $205.7 million of total debt outstanding under its credit agreement, excluding debt of consolidated investment products ("CIP"), and had no borrowings outstanding under its $100.0 million credit facility. Under our credit agreement, we are required to use a portion of our cash flow to service interest and make required annual principal payments, which will restrict our cash flow available to pursue business growth opportunities. The credit agreement also contains covenants that limit our ability to return capital to shareholders. In addition, our indebtedness may make it more difficult for us to withstand or respond to adverse or changing business, regulatory and economic conditions. We cannot provide assurances that at all times in the future we will satisfy all such covenants or obtain any required waiver or amendment, in which event all indebtedness could become immediately due. Any or all of the above factors could materially adversely affect our financial position or results of operations.

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

In certain circumstances, the departure of key investment personnel could cause higher redemption rates in certain strategies or the loss of certain client accounts. Any inability to retain key employees, attract qualified employees or replace key employees in a timely manner could lead to a reduction in the amount of our assets under management, which could have a material adverse effect on our revenues and profitability. In addition, there could be additional costs to replace, retain or attract new talent that could result in a decrease in our profitability and have an adverse impact on our results of operations and financial condition.

We operate in a highly competitive industry that may require us to reduce our fees, or increase amounts paid to financial intermediaries, which could result in a reduction of our revenues and profitability.

We face significant competition from a wide variety of financial institutions, including other investment management companies, as well as from proprietary products offered by our distribution partners such as banks, broker-dealers and financial planning firms. Competition in our businesses is based on several factors, including investment performance, fees charged, access to distribution channels and service to financial advisers. Our competitors, many of which are larger than we are, often offer similar products, use the same distribution sources, offer less expensive products, maintain greater access to key distribution channels, and have greater resources, geographic footprints and name recognition than we do. Additionally, certain products and asset classes that we do not currently offer, such as passive or index-based products, are popular with investors. Existing clients may withdraw their assets in order to invest in these products, and we may be unable to attract additional investments from existing and new clients, which would lead to a decline in our assets under management and market share.

Our profits are highly dependent on the fees charged for our products and services. In recent years, there has been a trend in certain segments of our markets toward lower fees and lower-fee products, such as passive products. Competition could cause us to reduce the fees that we charge. In order to maintain appropriate fee levels in a competitive environment, we must provide clients with investment products and services they view as appropriate in relation to the fees charged. If our clients, including our fund boards, were to view our fees as being high relative to the market or the returns provided by our investment products, we may choose, or be required to, reduce our fee levels or we may experience significant redemptions in our assets under management, which could have an adverse impact on our results of operations and financial condition.

We utilize unaffiliated firms to provide investment management services, and any matters that adversely impact them, or any change in our relationships with them, could lead to a reduction in assets under management, which would adversely affect our revenues and profitability.

We utilize unaffiliated subadvisers as investment managers for certain of our retail products, and we have licensing arrangements with unaffiliated data providers. Because we typically have no ownership interests in these unaffiliated firms, we do not control their business activities. Problems stemming from the business activities of these unaffiliated firms may negatively impact or disrupt their operations or expose them to disciplinary action or reputational harm. Furthermore, any such matters at these unaffiliated firms may have an adverse impact on our business or reputation or expose us to regulatory scrutiny, including with respect to our oversight of such firms.

We periodically negotiate provisions and renewals of these relationships, and we cannot provide assurance that such terms will remain acceptable to us or the unaffiliated firms. These relationships can also be terminated upon short notice without penalty. In addition, the departure of key employees at unaffiliated subadvisers firms could cause higher redemption rates for certain assets under management and/or the loss of certain client accounts. An interruption or termination of unaffiliated firm relationships could affect our ability to market our products and result in a reduction in assets under management, which could have an adverse impact on our results of operations and financial condition.

We distribute our products through intermediaries and changes in key distribution relationships could reduce our revenues, increase our costs and adversely affect our profitability.

Our primary source of distribution for retail products is through intermediaries that include third-party financial institutions, such as: major wire-houses; national, regional and independent broker-dealers and financial advisors; banks and financial planners; and registered investment advisers. Our success is highly dependent on access to these various distribution systems. These distributors are generally not contractually required to distribute our products and typically offer their clients various investment products and services, including proprietary products and services, in addition to, and in competition with, our products and services. While we compensate these intermediaries for selling our products and services pursuant to contractual agreements, we may not be able to retain access to these channels at all or at similar pricing. Increasing competition for these distribution channels could cause our distribution costs to rise, which could have a material adverse effect on our business, revenues and profitability. To the extent that existing or future intermediaries prefer to do business with our competitors, the sales of our products as well as our market share, revenues and profitability could decline.

We and our third-party service providers rely on numerous technology systems, and any temporary business interruption, security breach or system failure could negatively impact our business and profitability.

Our technology systems, and those of third-party service providers, are critical to our operations. The ability to consistently and reliably obtain accurate securities pricing information, process client portfolio and fund shareholder transactions, and provide reports and other customer service to fund shareholders and clients in other accounts managed by us is an essential part of our business. Any delays or inaccuracies in obtaining pricing information, processing such transactions or reports, other breaches and errors, and any inadequacies in other customer service could result in reimbursement obligations or other liabilities or alienate customers and potentially give rise to claims against us. Our customer service capability, as well as our ability to obtain prompt and accurate securities pricing information and to process transactions and reports, is highly dependent on third-party service providers' information systems. Any failure or interruption of those systems, whether resulting from technology or infrastructure breakdowns, defects or external causes such as fire, natural disaster, computer viruses, acts of terrorism or power disruptions, could result in financial loss, negatively impact our reputation and negatively affect our ability to do business. Although we, and our third-party service providers, have disaster recovery plans in place, we may nonetheless experience interruptions if a natural or man-made disaster or prolonged power outage were to occur, which could have an adverse impact on our results of operations and financial condition.

In addition, like other companies, our computer systems are regularly subject to, and expected to continue to be the target of, computer viruses or other malicious codes, unauthorized access, cyber-attacks or other computer-related penetrations. The sophistication of cyber threats continues to increase, and any controls we put in place and preventative actions we take to reduce the risk of cyber incidents and protect our information systems may be insufficient to detect or prevent unauthorized access, cyber-attacks or other security breaches to our computer systems or those of third parties with whom we do business. A breach of our technology systems, or of those of third parties with whom we do business, through cyber-attacks or failure to manage and secure our technology environment could result in interruptions or malfunctions in the operations of our business, loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by a breach or to recover access to our systems, additional costs to mitigate against future incidents, and litigation costs resulting from an incident.

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

We have significant Company assets invested in marketable securities, which exposes us to earnings volatility as the value of these investments fluctuate, as well as risk of capital loss.

We use capital to incubate new investment strategies and make investments to introduce new products or enhance distribution access of existing products. At December 31, 2020, the Company had $135.4 million of such investments, comprising $36.2 million of marketable securities and $99.2 million of net interests in CIP. The Company also had $65.3 million of net investments in CLOs. These investments are in a variety of asset classes, including alternative, fixed income and equity strategies including first loss tranches of CLO equity. Many of these investments employ a long-term investment strategy and entail an optimal investment period spanning several years. Accordingly, during this investment period, the Company's capital utilized in these investments may not be available for other corporate purposes, or if required for alternative corporate purposes without significantly diminishing our invested capital or our investment return. We cannot provide assurance that these investments will perform as expected. Moreover, increases or decreases in the value of these investments will increase the volatility of our earnings, and an other than temporary or permanent decline in the value of these investments would result in the loss of capital and have an adverse impact on our results of operations and financial condition.

We may need to obtain additional capital in the future that may not be available to us in sufficient amounts or on acceptable terms, which could have an adverse impact on our business.

Our ability to meet our future cash needs is dependent upon our ability to generate cash. Although we have generated sufficient cash in the past, we may not do so in the future. The Company also had $100.0 million of unused capacity under our credit facility. Also at December 31, 2020, we had $205.7 million in debt outstanding, excluding the notes payable of our CIP for which risk of loss to the Company is limited to our $65.3 million investment in such products. See Note 19 of our consolidated financial statements for additional information on the notes payable of the CIP. Our ability to access capital markets efficiently depends on a number of factors, including the state of credit and equity markets, interest rates and credit spreads. We may need to raise capital to fund new business initiatives in the future, and financing may not be available to us in sufficient amounts, on acceptable terms, or at all. If we are unable to access sufficient capital on acceptable terms, our business could be adversely impacted.

LEGAL AND REGULATORY RISKS

We are subject to an extensive and complex regulatory environment, and changes in regulations or failure to comply with them could adversely affect our revenues and profitability.

The investment management industry in which we operate is subject to extensive and frequently changing regulation. We are regulated by the SEC under the Exchange Act, the Investment Company Act and the Investment Advisers Act, and we are subject to regulation by the Commodities Futures Trading Commission under the Commodities Exchange Act. The Central Bank of Ireland regulates our global funds (UCITS) and has approved the Company entities that advise these funds. We are also regulated by FINRA, the Department of Labor under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), as well as other federal and state laws and regulations.

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

We manage assets under agreements that have investment guidelines or other contractual requirements and failure to comply could result in claims, losses or regulatory sanctions, which could negatively impact our revenues and profitability.

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

We could be subject to civil litigation and government investigations or proceedings, which could adversely affect our business.

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

We are subject to multiple tax jurisdictions and any changes in tax laws or unanticipated tax obligations could have an adverse impact on our financial condition, results of operations and cash flow.

We are subject to income taxes as well as non-income-based taxes, and are subject to ongoing tax audits, in various jurisdictions in which we operate. Tax authorities may disagree with certain positions we have taken which may result in the assessment of additional taxes. We regularly assess the appropriateness of our tax positions and reporting. We cannot provide assurance, however, that we will accurately predict the outcomes of audits, and the actual outcomes of these audits could be unfavorable. Any changes to tax laws could impact our estimated effective tax rate and overall tax expense and could result in adjustments to our treatment of deferred taxes, including the realization or value thereof, which could have an adverse effect on our business, financial condition and results of operations. In addition, our ability to use net operating loss carryforwards and other tax attributes available to us will be dependent on our ability to generate taxable income.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

We have a large amount of our common stock concentrated with a small number of shareholders, which could increase the volatility in our stock trading and affect our share price.

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

We may not pay quarterly dividends as intended or at all.

The declaration, payment and determination of the amount of our quarterly dividends may change at any time. In making decisions regarding our quarterly dividends, we consider general economic and business conditions as well as our strategic plans and prospects, business and investment opportunities, financial condition and operating results, working capital requirements and anticipated cash needs, contractual and regulatory restrictions (including under the terms of our credit agreement) and other obligations, that may have implications on the payment of distributions by us to our shareholders or by our subsidiaries to us, and such other factors as we may deem relevant. Our ability to pay dividends in excess of our current quarterly dividends is subject to restrictions under the terms of our credit agreement. We cannot make any assurances that any dividends whether quarterly or otherwise will continue to be paid in the future.

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

GENERAL RISK FACTORS

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

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K, resulting from: (i) a reduction in our assets under management; (ii) inability to achieve expected acquisition-related benefits; and other risks and uncertainties; (iii) the on-going effects of the COVID-19 pandemic and associated global economic disruptions; (iv) withdrawal, renegotiation or termination of investment advisory agreements; (v) damage to our reputation; (vi) inability to satisfy financial covenants or make debt payments; (vii) inability to attract and retain key personnel; (viii) challenges from competition; (ix) adverse developments related to unaffiliated subadvisers; (x) negative implications of changes in key distribution relationships; (xi) interruptions in or failure to provide critical technological service by us or third parties; (xii) losses on our investments; (xiii) lack of sufficient capital on satisfactory terms; (xiv) adverse regulatory and legal developments; (xv) failure to comply with investment guidelines or other contractual requirements; (xvi) adverse civil litigation and government investigations or proceedings; (xvii) unfavorable changes in tax laws or limitations; (xviii) volatility in the trading of our common stock; (xix) inability to make quarterly common stock dividend payments; (xx) losses or costs not covered by insurance; (xxi) impairment of goodwill or intangible assets; and other risks and uncertainties. Any occurrence of, or any material adverse change in, one or more risk factors or risks and uncertainties referred to in this Annual Report on Form 10-K and our other periodic reports filed with the SEC could materially and adversely affect our operations, financial results, cash flows, prospects and liquidity.

Certain other factors that may impact our continuing operations, prospects, financial results and liquidity, or that may cause actual results to differ from such forward-looking statements, are discussed or included in the Company's periodic reports filed with the SEC and are available on our website at www.virtus.com under "Investor Relations." You are urged to carefully consider all such factors.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
We lease our principal offices, which are located at One Financial Plaza, Hartford, CT 06103. In addition, we lease office space in California, Connecticut, Florida, Georgia, Illinois, New Jersey and New York.

Item 3.	Legal Proceedings.
The information set forth in response to Item 103 of Regulation S-K under "Legal Proceedings" is incorporated by reference from Part II, Item 8. "Financial Statements and Supplementary Data," Note 11 "Commitments and Contingencies" of this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NASDAQ Global Market under the trading symbol "VRTS." As of February 12, 2021, we had 7,583,557 shares of common stock outstanding that were held by approximately 45,000 holders of record.
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
On February 24, 2021, our Board of Directors declared a quarterly cash dividend of $0.82 per common share to be paid on May 14, 2021 to shareholders of record at the close of business on April 30, 2021.
Issuer Purchases of Equity Securities

As of December 31, 2020, an aggregate of 4,930,045 shares of our common stock had been authorized to be repurchased under the share repurchase program originally approved by our Board of Directors in 2010, and 722,642 shares remain available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

During the year ended December 31, 2020, we repurchased a total of 279,796 common shares for approximately $32.5 million. The following table sets forth information regarding our share repurchases in each month during the quarter ended December 31, 2020:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
October 1—31, 2020	3,545	$159.23	3,545	759,173
November 1—30, 2020	21,076	$178.27	21,076	738,097
December 1—31, 2020	15,455	$205.56	15,455	722,642
Total	40,076		40,076
(1)Average price paid per share is calculated on a settlement basis and excludes commissions.
(2)The share repurchases above were completed pursuant to a program announced in the fourth quarter of 2010 and most recently increased in May 2020. This repurchase program is not subject to an expiration date.

There were no unregistered sales of equity securities during the fourth quarter of fiscal 2020. Shares of our common stock purchased by participants in our Employee Stock Purchase Plan were delivered to participant accounts via open market purchases at fair value by the third-party administrator under the plan. We do not reserve shares for this plan or discount the purchase price of the shares.

Item 6.	Selected Financial Data.
The following table sets forth our selected consolidated financial and other data at the dates and for the periods indicated. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
(in thousands, except per share data)	2020 (1)	2019 (1)	2018 (1)	2017 (2)	2016 (2)
Results of Operations
Revenues	$603,896	$563,246	$552,235	$425,607	$322,554
Operating expenses	460,732	438,536	439,136	367,572	271,740
Operating income (loss)	143,164	124,710	113,099	58,035	50,814
Income tax expense (benefit)	43,935	35,177	32,961	40,490	21,044
Net income (loss)	119,963	105,508	76,080	39,939	48,763
Net income (loss) attributable to common stockholders	79,957	87,312	67,192	28,676	48,502
Earnings (loss) per share—basic	10.49	12.54	9.37	4.09	6.34
Earnings (loss) per share—diluted	10.02	11.74	8.86	3.96	6.20
Cash dividends declared per preferred share	—	7.25	7.25	7.25	—
Cash dividends declared per common share	2.98	2.44	2.00	1.80	1.80
	As of December 31,
(in thousands)	2020 (1)	2019 (1)	2018 (2)	2017 (2)	2016 (2)
Balance Sheet Data
Cash and cash equivalents	$246,511	$221,781	$201,705	$132,150	$64,588
Investments	64,944	83,206	79,558	108,492	89,371
Investments of CIP	2,333,277	2,030,110	1,749,568	1,597,752	489,042
Goodwill and other intangible assets, net	570,630	600,757	629,178	472,107	45,215
Total assets	3,466,943	3,204,634	2,870,535	2,590,799	824,388
Accrued compensation and benefits	122,514	101,377	93,339	86,658	47,885
Debt	201,212	277,839	329,184	248,320	30,000
Notes payable of CIP	2,190,445	1,834,535	1,620,260	1,457,435	328,761
Total liabilities	2,630,490	2,454,532	2,169,187	1,981,397	465,449
Redeemable noncontrolling interests	115,513	63,845	57,481	4,178	37,266
Mandatory convertible preferred stock	—	110,843	110,843	110,843	—
Total equity	720,940	686,257	643,867	605,224	321,673
	As of December 31,
(in millions)	2020	2019	2018	2017	2016
Assets Under Management
Total assets under management	$132,194	$108,904	$92,030	$90,963	$45,366
Total long-term assets under management	$130,706	$107,726	$90,417	$88,835	$45,366

(1)Derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(2)Derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
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

We distribute our open-end funds and ETFs principally through financial intermediaries. We have broad distribution access in the retail market, with distribution partners that include national and regional broker-dealers, independent broker-dealers and registered investment advisers, banks and insurance companies. In many of these firms, we have a number of products that are on preferred "recommended" lists and on fee-based advisory programs. Our sales efforts are supported by regional sales professionals, a national account relationship group, and separate teams for ETFs and the retirement and insurance channels. We leverage third-party distributors for offshore products and in certain international jurisdictions. Our retail separate accounts are distributed through financial intermediaries and directly to private clients by teams at an affiliated manager.

Our institutional services are marketed through relationships with consultants as well as directly to clients. We target key market segments, including foundations and endowments, corporate, public and private pension plans, and subadvisory relationships.

Market Developments

The financial markets have a significant impact on the value of our assets under management and on the level of our sales and net flows. The capital and financial markets could experience fluctuation, volatility and declines as they have in the past, which could impact investment returns and asset flows of our investment products as well as in investor choices and preferences among investment products. The changes in our assets under management may also be affected by the factors discussed in Item 1A. "Risk Factors" of this Annual Report on Form 10-K.

During 2020, the novel coronavirus global pandemic ("COVID-19") significantly impacted the global economy and financial markets, creating uncertainty, market volatility and dislocation. In an effort to contain COVID-19 in the U.S., or slow its spread, the federal government and nearly every state enacted varying degrees of social containment measures, restricting business and related activities, closing borders, and restricting travel. Governments around the world responded to the impact of COVID-19 with economic stimulus measures. These measures are intended to support businesses, employees and consumers until economic activities recover. Financial markets experienced significant declines during the first quarter of 2020 and volatility in subsequent quarters, although certain markets, including domestic equity securities, experienced recoveries that more than offset the first quarter decline. Despite the general recovery of the financial markets, particularly domestic equity securities, since the first quarter of 2020, the economy has been slower to recover. The timing and magnitude of the economic recovery, as well as the sustainability of the financial markets recovery, continues to be uncertain.

The U.S. and global equity markets increased in value in 2020, as evidenced by increases in major indices as noted in the following table:

	December 31,		As of Change
Index	2020	2019	%
MSCI World Index	2,690	2,358	14.1%
Standard & Poor's 500 Index	3,756	3,231	16.2%
Russell 2000 Index	1,975	1,668	18.4%
MSCI Emerging Markets Index	1,291	1,115	15.8%
Bloomberg Barclays U.S. Aggregate Bond Index	2,392	2,225	7.5%
Standard & Poor's / LSTA Leveraged Loan Index	2,338	2,273	2.9%

Impact of COVID-19 to our Business

As a result of the challenging and volatile capital, equity and credit markets, our assets under management experienced a decrease during the first quarter of 2020, driven by market depreciation of $16.6 billion and net outflows of $1.3 billion. For the remainder of 2020, as financial markets recovered, our assets under management increased primarily driven by $35.8 billion in market appreciation and $6.4 billion in positive net flows.

Financial Highlights

▪Earnings per diluted share was $10.02 in 2020 compared with $11.74 per diluted share in 2019.
▪Total sales were $32.3 billion in 2020, an increase of $12.2 billion, or 60.5%, from $20.1 billion in 2019. Net flows were $5.1 billion in 2020 compared with $(0.8) billion in 2019.
▪Assets under management were $132.2 billion at December 31, 2020, an increase of $23.3 billion, or 21.4%, from $108.9 billion at December 31, 2019.

AllianzGI Strategic Partnership

On February 1, 2021, we completed actions necessary to finalize our agreement from July 2020 with Allianz Global Investors U.S. LLC and Allianz Global Investors Distributors LLC (collectively, "AllianzGI") pursuant to which we became the investment adviser, distributor and/or administrator of certain AllianzGI's open-end, closed-end and retail separate account assets.

Agreement with Westchester Capital Management

On February 1, 2021, we entered into an agreement to acquire all of the equity of Westchester Capital Management ("Westchester"). The transaction is expected to close in the second half of the 2021, subject to customary closing conditions and approvals by Westchester's Funds' Board and shareholders.

Assets Under Management

At December 31, 2020, total assets under management were $132.2 billion, representing an increase of $23.3 billion, or 21.4%, from December 31, 2019. The increase in total assets under management from December 31, 2019 included $19.2 billion of positive market performance and $5.1 billion of positive net flows.

Average long-term assets under management, which represent the majority of our fee-earning asset levels, were $108.2 billion for the twelve months ended December 31, 2020, an increase of $7.7 billion, or 7.7%, from $100.5 billion for the twelve months ended December 31, 2019. The year-over-year increase in long-term average assets under management was primarily due to market performance and positive net flows.

Investment Performance - Open End Funds

The following table presents our open-end funds' three-year average annual return and corresponding benchmark index average annual return as of December 31, 2020. Also presented with each fund is its three-year ranking within its Morningstar Peer Group.

		Three Year
Fund Type/Name	Assets (in millions)	Average Return (1)	Benchmark Index Return (2)	Peer Group Percentile Ranking (3)
		%	%	%
U.S. Retail Funds
Equity
Virtus KAR Small-Cap Growth Fund	$7,430	29.91	16.20	11
Virtus KAR Mid-Cap Growth Fund	3,354	36.53	20.50	4
Virtus Ceredex Mid-Cap Value Equity Fund	3,226	6.62	5.37	17
Virtus KAR Small-Cap Core Fund	1,813	18.61	10.25	54
Virtus Zevenbergen Innovative Growth Stock Fund	1,371	49.53	22.50	1
Virtus Ceredex Large-Cap Value Equity Fund	1,297	6.78	6.07	35
Virtus KAR Small-Cap Value Fund	1,144	10.40	3.72	86
Virtus KAR Mid-Cap Core Fund	964	16.53	11.61	68
Virtus KAR Capital Growth Fund	780	24.41	22.99	19
Virtus KAR Small-Mid Cap Core Fund	710	N/A	N/A	N/A
Virtus Ceredex Small-Cap Value Equity Fund	481	1.29	3.72	91
Virtus KAR Equity Income Fund	136	8.59	5.69	89
Virtus Silvant Large-Cap Growth Stock Fund	126	21.76	22.99	39
Virtus Silvant Small-Cap Growth Stock Fund	38	20.86	16.20	36

Fixed Income
Virtus Newfleet Multi-Sector Short Term Bond Fund	6,133	3.44	3.79	31
Virtus Seix Floating Rate High Income Fund	1,725	2.37	3.99	74
Virtus Newfleet Low Duration Core Plus Bond Fund	553	3.40	3.69	34
Virtus Seix Total Return Bond Fund	427	5.86	5.34	31
Virtus Newfleet Multi-Sector Intermediate Bond Fund	416	4.59	5.34	52
Virtus Seix High Yield Fund	384	6.85	6.22	7
Virtus Seix Investment Grade Tax-Exempt Bond Fund	295	4.39	4.23	24
Virtus Seix High Income Fund	232	5.30	6.24	42
Virtus Newfleet Senior Floating Rate Fund	200	2.67	3.99	63
Virtus Seix Core Bond Fund	197	5.47	5.34	28
Virtus Newfleet Tax-Exempt Bond Fund	112	4.00	4.32	52
Virtus Newfleet Core Plus Bond Fund	111	5.51	5.34	45
Virtus Seix Corporate Bond Fund	111	8.49	7.06	1
Virtus Seix High Grade Municipal Bond Fund	81	5.12	4.64	27
Virtus Newfleet High Yield Fund	61	5.90	6.21	18

		Three Year
Fund Type/Name	Assets (in millions)	Average Return (1)	Benchmark Index Return (2)	Peer Group Percentile Ranking (3)
		%	%	%
International/Global
Virtus Vontobel Emerging Markets Opportunities Fund	6,454	5.47	6.17	48
Virtus KAR International Small-Cap Fund	2,519	13.94	4.59	22
Virtus Vontobel Foreign Opportunities Fund	1,120	8.90	4.88	67
Virtus Vontobel Global Opportunities Fund	410	13.07	10.06	24
Virtus KAR Emerging Markets Small-Cap Fund	296	15.83	2.69	3
Virtus SGA Global Growth Fund	150	19.23	10.06	9
Virtus SGA International Growth Fund	48	13.50	4.88	17
Virtus KAR Global Quality Dividend Fund	38	2.59	3.89	89
Virtus KAR International Small-Mid Cap Fund	34	N/A	N/A	N/A

Alternatives
Virtus Duff & Phelps Real Estate Securities Fund	473	5.37	3.40	32
Virtus Duff & Phelps International Real Estate Securities Fund	273	5.95	1.69	18
Virtus KAR Long/Short Equity Fund	129	N/A	N/A	N/A
Virtus Duff & Phelps Global Infrastructure Fund	86	6.20	4.71	22
Virtus Aviva Multi-Strategy Target Return Fund	38	2.90	1.49	50
Virtus Duff & Phelps Global Real Estate Securities Fund	29	7.00	1.52	10

Multi-Asset
Virtus Tactical Allocation Fund	966	16.19	13.66	1

Global Funds
Virtus GF SGA Global Growth Fund	796	18.18	10.06	13
Virtus GF U.S. Small Cap Focus Fund	259	19.08	10.25	17
Virtus GF Multi-Sector Short Duration Bond Fund	57	3.31	4.37	7
Virtus GF Multi-Sector Income Fund	29	4.52	5.34	19
Virtus GF Select High Yield Fund	27	N/A	N/A	N/A

Variable Insurance Funds
Virtus KAR Capital Growth Series	315	24.91	22.99	16
Virtus SGA International Growth Series	165	6.89	4.88	12
Virtus KAR Small-Cap Growth Series	137	30.41	16.20	9
Virtus Newfleet Multi-Sector Intermediate Bond Series	119	4.63	5.34	50
Virtus KAR Equity Income Series	99	8.81	5.69	88
Virtus KAR Small-Cap Value Series	89	10.77	3.72	93
Virtus Strategic Allocation Series	89	16.69	13.66	1
Virtus Duff & Phelps Real Estate Securities Series	76	5.45	3.40	30

Other Funds	293
	$49,521
(1)Represents the average annual total return performance of the largest share class as measured by net assets for which performance data is available. Performance shown does not include the effect of applicable sales charges, if any. Had any applicable sales charges been reflected, performance would be lower than shown above.
(2)Represents the average annual total return of the benchmark index. Benchmark indices are unmanaged, their returns do not reflect any fees, expenses or sales charges, and they are not available for direct investment. The Benchmark Index for each fund can be found in the respective fund's fact sheet on our website at https://www.virtus.com/our-products/individual-investors/mutual-funds.
(3)Represents the peer ranking of the fund's average annual total return according to Morningstar. The Morningstar Peer Group for each fund can be found in the respective fund's fact sheet on our website at https://www.virtus.com/our-products/individual-investors/mutual-funds. Fund returns are reported net of fees.

Past performance does not guarantee future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost.

Operating Results

In 2020, total revenues increased 7.2%, or $40.7 million, to $603.9 million from $563.2 million in 2019 primarily due to higher revenues from an increase in average assets under management in our open-end funds, retail separate and institutional accounts. Operating income increased by 14.8%, or $18.5 million, to $143.2 million in 2020 from $124.7 million in 2019, due to increased revenues.

Assets Under Management by Product

The following table summarizes our assets under management by product:

	As of December 31,		As of Change
(in millions)	2020	2019	2020 vs. 2019	%
Open-End Funds (1)	$49,521	$42,870	$6,651	15.5%
Closed-End Funds	5,914	6,748	(834)	(12.4)%
Exchange Traded Funds	837	1,156	(319)	(27.6)%
Retail Separate Accounts	29,751	20,414	9,337	45.7%
Institutional Accounts	40,623	32,635	7,988	24.5%
Structured Products	4,060	3,903	157	4.0%
Total Long-Term	$130,706	$107,726	$22,980	21.3%
Liquidity (2)	1,488	1,178	310	26.3%
Total Assets Under Management	$132,194	$108,904	$23,290	21.4%
Average Long-Term Assets Under Management (3)	$108,172	$100,472	$7,700	7.7%
Average Assets Under Management (3)	$109,512	$102,072	$7,440	7.3%

(1)Represents assets under management of U.S. retail funds, offshore funds and variable insurance funds.
(2)Represents assets under management in liquidity strategies, including certain open-end funds and institutional accounts.
(3)Averages are calculated as follows:
–Funds - average daily or weekly balances
–Retail Separate Accounts - prior-quarter ending balances
–Institutional Accounts and Structured Products - average of month-end balances

The following table summarizes asset flows by product:

Asset Flows by Product
	Years Ended December 31,
(in millions)	2020	2019
Open-End Funds (1)
Beginning balance	$42,870	$37,710
Inflows	15,954	10,835
Outflows	(16,067)	(13,029)
Net flows	(113)	(2,194)
Market performance	7,210	7,536
Other (2)	(446)	(182)
Ending balance	$49,521	$42,870
Closed-End Funds
Beginning balance	$6,748	$5,956
Inflows	25	44
Outflows	—	—
Net flows	25	44
Market performance	(387)	1,116
Other (2)	(472)	(368)
Ending balance	$5,914	$6,748
Exchange Traded Funds
Beginning balance	$1,156	$668
Inflows	438	784
Outflows	(448)	(279)
Net flows	(10)	505
Market performance	(254)	90
Other (2)	(55)	(107)
Ending balance	$837	$1,156
Retail Separate Accounts
Beginning balance	$20,414	$14,998
Inflows	6,452	3,315
Outflows	(2,960)	(1,790)
Net flows	3,492	1,525
Market performance	5,868	4,045
Other (2)	(23)	(154)
Ending balance	$29,751	$20,414
Institutional Accounts
Beginning balance	$32,635	$27,445
Inflows	8,967	4,777
Outflows	(7,513)	(5,720)
Net flows	1,454	(943)
Market performance	6,681	6,377
Other (2)	(147)	(244)
Ending balance	$40,623	$32,635
Structured Products
Beginning balance	$3,903	$3,640
Inflows	491	389
Outflows	(265)	(98)
Net flows	226	291
Market performance	91	173
Other (2)	(160)	(201)
Ending balance	$4,060	$3,903

Total Long-Term
Beginning balance	$107,726	$90,417
Inflows	32,327	20,144
Outflows	(27,253)	(20,916)
Net flows	5,074	(772)
Market performance	19,209	19,337
Other (2)	(1,303)	(1,256)
Ending balance	$130,706	$107,726
Liquidity (3)
Beginning balance	$1,178	$1,613
Other (2)	310	(435)
Ending balance	$1,488	$1,178
Total
Beginning balance	$108,904	$92,030
Inflows	32,327	20,144
Outflows	(27,253)	(20,916)
Net flows	5,074	(772)
Market performance	19,209	19,337
Other (2)	(993)	(1,691)
Ending balance	$132,194	$108,904

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
(3)Represents assets under management in liquidity strategies, including in certain open-end funds and institutional accounts.

The following table summarizes our assets under management by asset class:

	December 31,		Change
(in millions)	2020	2019	2020 vs. 2019	%
Asset Class
Equity	$95,590	$70,720	$24,870	35.2%
Fixed income	30,310	31,186	(876)	(2.8)%
Alternatives (1)	4,806	5,820	(1,014)	(17.4)%
Total Long-term	130,706	107,726	22,980	21.3%
Liquidity (2)	1,488	1,178	310	26.3%
Total	$132,194	$108,904	$23,290	21.4%

(1)Consists of real estate securities, mid-stream energy securities and master limited partnerships, options strategies and other.
(2)Represents assets under management in liquidity strategies, including in certain open-end funds and institutional accounts.

Average Assets Under Management and Average Fees Earned

The following table summarizes the average management fees earned in basis points and average assets under management:

	Years Ended December 31,
	Average Fee Earned (expressed in basis points)		Average Assets Under Management (in millions) (2)
	2020	2019	2020	2019
Products
Open-End Funds (1)	59.2	56.1	$41,819	$40,917
Closed-End Funds	62.2	64.7	5,920	6,524
Exchange Traded Funds	15.3	22.1	687	1,012
Retail Separate Accounts	49.5	47.9	21,214	17,311
Institutional Accounts	31.9	31.3	34,359	30,834
Structured Products	31.5	36.9	4,173	3,874
All Long-Term Products	47.4	46.6	108,172	100,472
Liquidity (3)	11.2	10.1	1,340	1,600
All Products	47.0	46.0	$109,512	$102,072

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

Average fees earned represent investment management fees before the impact of consolidation of investment products ("CIP"), divided by average net assets. Fund fees are calculated based on average daily or weekly net assets. Retail separate account fees are calculated based on the end of the preceding or current quarter's asset values or on an average of month-end balances. Institutional account fees are calculated based on an average of month-end balances or current quarter's asset values. Structured product fees are calculated based on a combination of the underlying cash flows and the principal value of the product. Average fees earned will vary based on several factors, including the asset mix and expense reimbursements to funds.

The average fee rate earned on long-term products for 2020 increased by 0.8 basis points compared to the prior year, primarily due to changes in the underlying asset mix to higher fee earnings strategies in open-end funds and retail separate accounts during the current year, as well as higher performance-related fees.

Results of Operations
Summary Financial Data

	Years Ended December 31,		Change
(in thousands)	2020	2019	2020 vs. 2019	%
Investment management fees	$505,338	$461,477	$43,861	9.5%
Other revenue	98,558	101,769	(3,211)	(3.2)%
Total revenues	603,896	563,246	40,650	7.2%
Total operating expenses	460,732	438,536	22,196	5.1%
Operating income (loss)	143,164	124,710	18,454	14.8%
Other income (expense), net	7,050	8,253	(1,203)	(14.6)%
Interest income (expense), net	13,684	7,722	5,962	77.2%
Income (loss) before income taxes	163,898	140,685	23,213	16.5%
Income tax expense (benefit)	43,935	35,177	8,758	24.9%
Net income (loss)	119,963	105,508	14,455	13.7%
Noncontrolling interests	(40,006)	(9,859)	(30,147)	305.8%
Net Income (Loss) Attributable to Stockholders	79,957	95,649	(15,692)	(16.4)%
Preferred stockholder dividends	—	(8,337)	8,337	(100.0)%
Net Income (Loss) Attributable to Common Stockholders	$79,957	$87,312	$(7,355)	(8.4)%
Earnings (loss) per share-diluted	$10.02	$11.74	$(1.72)	(14.7)%

Revenues

Revenues by source were as follows:

	Years Ended December 31,		Change
(in thousands)	2020	2019	2020 vs. 2019	%
Investment management fees
Open-end funds	$247,519	$229,637	$17,882	7.8%
Closed-end funds	36,833	42,199	(5,366)	(12.7)%
Retail separate accounts	104,932	82,999	21,933	26.4%
Institutional accounts	109,531	96,429	13,102	13.6%
Structured products	4,012	6,381	(2,369)	(37.1)%
Other products	2,511	3,832	(1,321)	(34.5)%
Total investment management fees	505,338	461,477	43,861	9.5%
Distribution and service fees	38,425	40,898	(2,473)	(6.0)%
Administration and shareholder service fees	59,463	59,884	(421)	(0.7)%
Other income and fees	670	987	(317)	(32.1)%
Total revenues	$603,896	$563,246	$40,650	7.2%

A discussion of our results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018 may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2019, which specific discussion is incorporated herein by reference.

Investment Management Fees

Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payments. Investment management fees increased by $43.9 million, or 9.5%, for the year ended December 31, 2020 due to a 7.3%, or $7.4 billion, increase in average assets under management and an increase in the total average fee rate of 1.0 basis points.

Distribution and Service Fees

Distribution and service fees are sales- and asset-based fees earned from open-end funds for marketing and distribution services. Distribution and service fees decreased by $2.5 million, or 6.0%, for the year ended December 31, 2020, primarily due to lower average assets for open-end funds in share classes that have distribution and service fees.

Administration and Shareholder Service Fees

Administration and shareholder service fees represent fees earned for fund administration and shareholder services from our open-end mutual funds, ETFs and certain of our closed-end funds. Fund administration and shareholder service fees decreased $0.4 million, or 0.7%, for the year ended December 31, 2020, primarily due to the decrease in average assets under management for our closed-end funds.

Other Income and Fees

Other income and fees primarily represent contingent sales charges earned from investor redemptions of certain shares sold without a front-end sales charge. Other income and fees decreased for the year ended December 31, 2020 compared to December 31, 2019 due to lower redemption and referral fees.

Operating Expenses

Operating expenses by category were as follows:

	Years Ended December 31,		Change
(in thousands)	2020	2019	2020 vs. 2019	%
Operating expenses
Employment expenses	$267,299	$240,521	$26,778	11.1%
Distribution and other asset-based expenses	77,010	82,099	(5,089)	(6.2)%
Other operating expenses	69,896	74,363	(4,467)	(6.0)%
Other operating expenses of CIP	10,585	4,015	6,570	163.6%
Restructuring and severance	1,155	2,302	(1,147)	(49.8)%
Depreciation expense	4,660	4,992	(332)	(6.7)%
Amortization expense	30,127	30,244	(117)	(0.4)%
Total operating expenses	$460,732	$438,536	$22,196	5.1%

Employment Expenses

Employment expenses consist of fixed and variable compensation and related employee benefit costs. Employment expenses of $267.3 million increased $26.8 million, or 11.1%, from the prior year ended December 31, 2019. The increase from the prior year was primarily due to increased profit- and sales-based compensation.

Distribution and Other Asset-Based Expenses

Distribution and other asset-based expenses consist primarily of payments to third-party client intermediaries for providing services to investors in sponsored investment products. These payments are primarily based on assets under management or on a percentage of sales. These expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized on a straight-line basis over the periods in which commissions are generally recovered from distribution fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares. Distribution and other asset-based expenses decreased $5.1 million, or 6.2%, from the prior year due primarily to a lower percentage of sales and assets under management in share classes that have distribution and other asset-based expenses.

Other Operating Expenses

Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and distribution related costs, rent and occupancy expenses, and other business costs. Other operating expenses decreased $4.5 million, or 6.0%, to $69.9 million for the year ended December 31, 2020 from the prior year primarily due to decreased travel and related expenses primarily as a result of the impact of COVID-19 on the current operating environment.

Other Operating Expenses of CIP

Other operating expenses of CIP increased $6.6 million, or 163.6%, to $10.6 million for the year ended December 31, 2020 from the prior year primarily due to costs associated with the issuance of a new CLO as well as the refinancing of debt for two CLOs in the current year.

Restructuring and Severance

During the year ended December 31, 2020, we incurred $1.2 million in restructuring and severance costs, a decrease of $1.1 million, or 49.8%, from the prior year primarily due to lower staff reductions in the current year.

Depreciation Expense

Depreciation expense consists primarily of the straight-line depreciation of furniture, equipment and leasehold improvements. Depreciation expense decreased $0.3 million, or 6.7%, to $4.7 million for the year ended December 31, 2020 primarily due to a higher level of equipment being fully depreciated in the current year period.

Amortization Expense

Amortization expense consists of the amortization of definite-lived intangible assets over their estimated useful lives. Amortization expense remained consistent for the year ended December 31, 2020 compared to the prior year.

Other Income (Expense), net

Other Income (Expense), net by category were as follows:

	Years Ended December 31,		Change
(in thousands)	2020	2019	2020 vs. 2019	%
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	$7,139	$7,044	$95	1.3%
Realized and unrealized gain (loss) of CIP, net	(1,965)	(1,202)	(763)	63.5%
Other income (expense), net	1,876	2,411	(535)	(22.2)%
Total Other Income (Expense), net	$7,050	$8,253	$(1,203)	(14.6)%

Realized and Unrealized Gain (Loss) on Investments, net

Realized and unrealized gain (loss) on investments, net remained consistent for the year ended December 31, 2020 compared to the prior year.

Realized and Unrealized Gain (Loss) of CIP, net

Realized and unrealized gain (loss) of CIP, net increased $0.8 million from the prior year. The increase for the current year consisted primarily of net realized and unrealized losses of $32.4 million due to declines in market values of leveraged loans, partially offset by unrealized gains of $31.6 million related to the changes in value of the notes payable.

Other Income (Expense), net

Other income (expense), net decreased during the year ended December 31, 2020 by $0.5 million, or 22.2%, as compared to the prior year primarily due to lower profits from equity method investments during the current year.

Interest Income (Expense), net

Interest Income (Expense), net by category were as follows:

	Years Ended December 31,		Change
(in thousands)	2020	2019	2020 vs. 2019	%
Interest Income (Expense)
Interest expense	$(11,894)	$(19,473)	$7,579	(38.9)%
Interest and dividend income	1,367	3,844	(2,477)	(64.4)%
Interest and dividend income of investments of CIP	109,648	115,356	(5,708)	(4.9)%
Interest expense of CIP	(85,437)	(92,005)	6,568	(7.1)%
Total Interest Income, net	$13,684	$7,722	$5,962	77.2%

Interest Expense

Interest expense decreased $7.6 million, or 38.9%, for the year ended December 31, 2020 compared to the prior year primarily due to a decrease in the average debt outstanding and a lower average interest rate compared to the prior year. Also contributing to the decrease was a $0.7 million gain recognized on the early extinguishment of debt.

Interest and Dividend Income

Interest and dividend income is earned on cash and cash equivalents and our marketable securities. Interest and dividend income decreased $2.5 million, or 64.4%, in 2020 compared to the prior year primarily due to lower interest rates earned on cash and cash equivalents and lower dividends received from our investments as compared to the prior year.

Interest and Dividend Income of Investments of CIP

Interest and dividend income of investments of CIP decreased $5.7 million, or 4.9%, compared to the prior year primarily due to a decrease in interest rates partially offset by increased investments of CIP.

Interest Expense of CIP

Interest expense of CIP represents interest expense on the notes payable of CIP. Interest expense of CIP decreased by $6.6 million, or 7.1%, compared to the prior year primarily due to lower variable interest rates partially offset by higher average debt balances of CIP during the current year.

Income Tax Expense

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 26.8% and 25.0% for 2020 and 2019, respectively. The increase in the estimated effective tax rate for the current year was primarily due to a decrease in excess tax benefits associated with the Company's stock compensation deduction.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), which contains several income tax provisions. Certain of those tax provisions are expected to be effective retroactively for years ending before the date of enactment. The Company has evaluated the legislation and, at this time, does not anticipate the CARES Act to have a material impact on its consolidated financial statements.

Effects of Inflation

Inflationary pressures can result in increases to our costs, especially to the extent that large expense components such as compensation are impacted. To the degree that these expense increases are not recoverable or cannot be counterbalanced through pricing increases due to the competitive environment, our profitability could be negatively impacted. In addition, the value of the assets that we manage may be negatively impacted if inflationary expectations result in a rising interest rate environment. Declines in the values of these assets under management could lead to reduced revenues as management fees are generally earned as a percent of assets under management.

Liquidity and Capital Resources
Certain Financial Data
The following tables summarize certain financial data relating to our liquidity and capital resources:

	December 31,		Change
(in thousands)	2020	2019	2020 vs. 2019	%
Balance Sheet Data
Cash and cash equivalents	$246,511	$221,781	$24,730	11.2%
Investments	64,944	83,206	(18,262)	(21.9)%
Debt	201,212	277,839	(76,627)	(27.6)%
Redeemable noncontrolling interests	115,513	63,845	51,668	80.9%
Total equity	720,940	686,257	34,683	5.1%

	Years Ended December 31,		Change
(in thousands)	2020	2019	2020 vs. 2019	%
Cash Flow Data
Provided by (used in)
Operating activities	$(226,103)	$(36,723)	$(189,380)	515.7%
Investing activities	8,681	4,448	4,233	95.2%
Financing activities	235,332	99,558	135,774	136.4%

Overview

At December 31, 2020, we had $246.5 million of cash and cash equivalents and $64.9 million of investments, which included $40.0 million of investment securities, compared to $221.8 million of cash and cash equivalents and $83.2 million of investments, which included $61.0 million of investment securities, at December 31, 2019.

At December 31, 2020, we had $205.7 million outstanding under our term loan maturing June 1, 2024 and no outstanding borrowings under our $100.0 million credit facility.

Uses of Capital

Our main uses of capital related to operating activities comprise employee compensation and related benefit costs including payment of annual incentive compensation, interest on our indebtedness, income taxes and other operating expenses, which primarily consist of investment research, technology costs, professional fees, distribution and occupancy costs. Annual incentive compensation, which is one of the largest annual operating cash expenditures, is typically paid in the first quarter of the year. In the first quarter of 2020 and 2019, we paid approximately $84.7 million and $76.2 million, respectively, in incentive compensation earned during the years ended December 31, 2019 and 2018, respectively.

In addition to operating activities, other uses of cash could include: (i) investments in organic growth, including expanding our distribution efforts; (ii) seeding or launching new products, including funds or sponsoring CLO issuances; (iii) principal payments on debt outstanding through scheduled amortization, excess cash flow payment requirements or additional paydowns; (iv) dividend payments to common stockholders; (v) repurchases of our common stock; (vi) investments in our infrastructure; (vii) investments in inorganic growth opportunities which may require upfront payments and/or contingent consideration; (viii) integration costs, including restructuring and severance, related to acquisitions, if any; and (ix) purchases of affiliate noncontrolling interests.

Capital and Reserve Requirements

We operate a broker-dealer subsidiary registered with the SEC that is subject to certain rules regarding minimum net capital. The broker-dealer is required to maintain a ratio of "aggregate indebtedness" to "net capital," as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us, including additional reporting requirements, a lower required ratio of aggregate indebtedness to net capital or interruption of our business. At December 31, 2020, the ratio of aggregate indebtedness to net capital of our broker-dealer was below the maximum allowed, and net capital was significantly greater than the required minimum.

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

Operating Cash Flow

Net cash used in operating activities of $226.1 million for 2020 increased by $189.4 million from net cash used in operating activities of $36.7 million in 2019 primarily due to increased net purchases of investments by CIP of $201.8 million in the current year compared to the prior year.

Investing Cash Flow

Cash flows from investing activities consist primarily of capital expenditures and other investing activities related to our business operations. Net cash provided by investing activities of $8.7 million for 2020 increased by $4.2 million from net cash provided by investing activities of $4.4 million in 2019. The primary investing activities during 2020 were related to the increase in cash of $9.7 million from the consolidation of investment products partially offset by capital expenditures and other asset purchases of $1.0 million. The primary investing activities during 2019 were related to the increase in cash of $10.0 million from the consolidation of investment products partially offset by capital expenditures and other asset purchases of $7.6 million.

Financing Cash Flow

Cash flows from financing activities consist primarily of the issuance of common stock, return of capital through repurchases of common shares, dividends, withholding obligations for the net share settlement of employee share transactions, issuance and repayment of debt and changes to noncontrolling interests. Net cash provided by financing activities increased $135.8 million to $235.3 million in 2020 compared to net cash provided by financing activities of $99.6 million in the prior year, primarily due to an increase of $166.6 million in net borrowings of CIP during 2020 compared to the prior year, partially offset by an increase of $24.2 million on the repayment of debt during 2020 compared to the prior year.

Credit Agreement

The Company's credit agreement, as amended (the "Credit Agreement"), is comprised of (i) $365.0 million of seven-year term debt (the "Term Loan") expiring in June 2024 and (ii) a $100.0 million five-year revolving credit facility (the "Credit Facility") expiring in June 2022. At December 31, 2020, $205.7 million was outstanding under the Term Loan, and there were no outstanding borrowings under the Credit Facility. In accordance with Accounting Standards Codification ("ASC") 835, Interest, the amounts outstanding under the Term Loan are presented in the Consolidated Balance Sheet net of related debt issuance costs, which were $4.5 million as of December 31, 2020.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2020:

	Payments Due
(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Lease obligations	$29.1	$5.8	$12.9	$4.8	$5.6
Term Loan (1)	227.9	10.3	217.6	—	—
Credit Facility, including commitment fee (1)	0.6	0.4	0.2	—	—
Minimum payments on service contracts (2)	12.6	7.2	5.4	—	—
Total	$270.2	$23.7	$236.1	$4.8	$5.6

(1)At December 31, 2020, we had $205.7 million outstanding under our Term Loan, which has a variable interest rate, and no amounts outstanding under our Credit Facility. Payments due are estimated based on the variable interest rate and commitment fee rate in effect on December 31, 2020. Debt of CIP is excluded as we are not obligated for these amounts. See Part II, Item 8, "Financial Statements and Supplementary Data," Note 19 "Consolidation" for additional information.
(2)Service contracts include contractual amounts that will be due to purchase goods and services to be used in our operations and may be canceled at earlier times than those indicated under certain conditions that may include termination fees.

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

The table above excludes approximately $1.0 million of unrecognized tax benefits accounted for under ASC 70, Income Taxes, as we are unable to reasonably estimate the ultimate amount or timing of any settlement. See Part II, Item 8, "Financial Statements and Supplementary Data," Note 9 "Income Taxes" for additional information.

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

Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries and investment products that are consolidated. Voting interest entities ("VOEs") are consolidated when we are considered to have a controlling financial interest, which is typically present when we own a majority of the voting interest in an entity or otherwise have the power to govern the financial and operating policies of the entity.

We evaluate any variable interest entities ("VIEs") in which we have a variable interest for consolidation. A VIE is an entity in which either (i) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (ii) where as a group, the holders of the equity investment at risk do not possess (x) the power through voting or similar rights to direct the activities that most significantly impact the entity's economic performance; (y) the obligation to absorb expected losses or the right to receive expected residual returns of the entity; or (z) proportionate voting and economic interests and where substantially all of the entity's activities either involve or are conducted on behalf of an investor with disproportionately fewer voting rights. If an entity has any of these characteristics, it is considered a VIE and is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that has both the power to direct the activities that most significantly impact the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

CIP includes both VOEs, made up primarily of open-end funds in which we hold a controlling financial interest, and VIEs, which primarily consist of CLOs of which we are considered the primary beneficiary. The consolidation and deconsolidation of these investment products have no impact on net income (loss) attributable to stockholders. Our risk with respect to these investment products is limited to our beneficial interests in these products. We have no right to the benefits from, and do not bear the risks associated with, these investment products beyond our investments in, and fees generated from, these products.

Noncontrolling Interests

Noncontrolling interests - CIP

Noncontrolling interests - CIP represent third-party investments in our CIP and are classified as redeemable noncontrolling interests in our Consolidated Balance Sheets because investors in those products are able to request withdrawal at any time.

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

The following is a discussion of the valuation methodologies used for our assets measured at fair value:

Cash equivalents represent investments in money market funds. Cash investments in money market funds are valued using published net asset values are classified as Level 1.

Sponsored funds represent investments in open-end funds, closed-end funds and ETFs for which we act as the investment manager. The fair value of open-end funds is determined based on their published net asset values and are categorized as Level 1. The fair value of closed-end funds and ETFs are determined based on the official closing price on the exchange on which they are traded and are categorized as Level 1.

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

Investments of CIP represent the underlying debt, equity and other securities held in CIP. Equity investments are valued at the official closing price on the exchange on which the securities are traded and are generally categorized within Level 1. Level 2 investments represent most debt securities, including bank loans and certain equity securities (including non-U.S. securities), for which closing prices are not readily available or are deemed to not reflect readily available market prices, and are valued using an independent pricing service. Debt investments are valued based on quotations received from independent pricing services or from dealers who make markets in such securities. Bank loan investments, which are included as debt investments, are generally priced at the average mid-point of bid and ask quotations obtained from a third-party pricing service. Fair value may also be based upon valuations obtained from independent third-party brokers or dealers utilizing matrix pricing models that consider information regarding securities with similar characteristics. In certain instances, fair value has been determined utilizing discounted cash flow analyses or single broker non-binding quotes. Depending on the nature of the inputs, these assets are classified as Level 1, 2 or 3 within the fair value measurement hierarchy. Level 3 investments include debt and equity securities that are not widely traded, are illiquid or are priced by dealers based on pricing models used by market makers in the security.

Derivative assets and liabilities of CIP represent futures contracts, swaps contracts, option contracts and forward contracts held in CIP. These assets and liabilities are recorded within other assets of CIP and other liabilities of CIP on our Consolidated Balance Sheets. Depending on the nature of the inputs, these derivative assets and liabilities are classified as Level 1, 2 or 3 within the fair value measurement hierarchy.

Notes payable of CIP represent notes issued by CIP CLOs we consolidate and are measured using the measurement alternative in Accounting Standards Update 2014-13, Consolidation (Topic 810). Accordingly, the fair value of CLO liabilities was measured as the fair value of CLO assets less the sum of (i) the fair value of the beneficial interests held by the Company and (ii) the carrying value of any beneficial interests that represent compensation for services. The fair value of the beneficial interests held by the Company is based on third-party pricing information without adjustment.

Short sales of CIP are transactions in which a security is sold that is not owned or is owned but there is no intention to deliver, in anticipation that the price of the security will decline and are classified as Level 1 based on the underlying equity security. These liabilities are recorded within other liabilities of CIP on our Consolidated Balance Sheets.

Cash, accounts receivable, accounts payable, securities purchase payable of CIP and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments.

Goodwill

As of December 31, 2020, the carrying value of goodwill was $290.4 million. Goodwill represents the excess of the purchase price of acquisitions over the fair value of identified net assets and liabilities acquired. We have determined that we have only one reporting unit for purposes of assessing the carrying value of goodwill. Goodwill impairment testing is performed at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that the carrying value of the reporting unit is less than the fair value, a second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. We completed our annual goodwill impairment assessment as of October 31, 2020, and no impairment was identified. For purposes of this assessment, we considered various qualitative factors including, but not limited to, certain indicators of fair value (i.e., market capitalization and market multiplies for asset management businesses), and determined that it was more likely than not that the fair value of our reporting unit was greater than its carrying value. Only a significant decline in the fair value of our reporting unit would indicate that an impairment may exist.

Indefinite-Lived Intangible Assets

As of December 31, 2020, the carrying value of indefinite-lived intangible assets was $43.5 million. Indefinite-lived intangible assets comprise certain trade names and fund investment advisory contracts. We perform indefinite-lived intangible asset impairment tests annually, or more frequently, should circumstances change, which could reduce the fair value of indefinite-lived intangible assets below their carrying value. We completed our annual impairment assessment of these assets as of October 31, 2020, and no impairments were identified. For purposes of this assessment, we considered various qualitative factors for the investment advisory contracts related to the indefinite-lived intangible assets including, but not limited to, (i) the growth in assets under management, (ii) the positive operating margins, and (iii) the positive cash flows generated, and we determined that it was more likely than not that the fair value of indefinite-lived intangible assets was greater than their carrying value. Only a significant decline in the fair value of the indefinite-lived intangible assets would indicate that an impairment may exist.

Definite-Lived Intangible Assets

As of December 31, 2020, the carrying value of definite-lived intangible assets was $236.7 million. Definite-lived intangible assets comprise certain fund investment advisory contracts, trade names and non-competition agreements. We monitor the useful lives of definite-lived intangible assets and revise the useful lives, if necessary, based on the circumstances. Significant judgment is required in estimating the period that these assets will contribute to our cash flows and the pattern over which these assets will be consumed. A change in the remaining useful life of any of these assets could have a significant impact on amortization expense. All amortization expense is calculated on a straight-line basis. Impairment testing is performed whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were to determine that the carrying value of the definite-lived intangible assets was less than the sum of the undiscounted cash flows expected to result from the asset, we would quantify the impairment using a discounted cash flow model.

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

Investment Management Fees

We provide investment management services pursuant to investment management agreements through our affiliated investment advisers (each an "Adviser"). Investment management services represent a series of distinct daily services that are performed over time. Fees earned on funds are based on each fund's average daily or weekly net assets that are generally received and calculated on a monthly basis. We record management fees net of investment management fees paid to unaffiliated subadvisers since we consider ourselves to be an agent of the fund as it relates to the day-to-day investment management services performed by unaffiliated subadvisers, with our performance obligation being to arrange for the provision of that service and not control the specified service before that service is performed. Amounts paid to unaffiliated subadvisers for the years ended December 31, 2020, 2019 and 2018 were $38.6 million, $40.5 million and $46.7 million, respectively.

Retail separate account fees are generally based on the end of the preceding or current quarter's asset values. Institutional account fees are generally based on an average of month-end balances. In certain instances, institutional fees may include performance related fees that are based on relative investment returns. Fees for structured finance products, for which we act as the collateral manager, consist of senior, subordinated and, in certain instances, incentive management fees. Senior and subordinated management fees are calculated at a contractual fee rate applied against the end of the preceding quarter par value of the total collateral being managed with subordinated fees being recognized only after certain portfolio criteria are met. Incentive fees on certain of our CLOs are typically a percentage of the excess cash flows available to holders of the subordinated notes, above a threshold level internal rate of return.

We rely on data provided to us by service providers for the pricing of our assets under management. Our service providers have formal valuation policies and procedures over the valuation of investments. As of December 31, 2020, our total assets under management by fair value hierarchy level, as defined by ASC 820 were approximately 76.8% Level 1, 23.1% Level 2 and 0.1% Level 3.

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

Administration & Shareholder Service Fees

We provide administrative fund services to our open-end mutual funds, ETFs and certain of our closed-end funds and shareholder services to our open-end funds. Administration and shareholder services are performed over time. We earn fees for these services, which are calculated and paid monthly, based on each fund's average daily or weekly net assets. Administrative fund services include: record keeping, preparing and filing documents required to comply with securities laws, legal administration and compliance services, customer service, supervision of the activities of the funds' service providers, tax services and treasury services. We also provide office space, equipment and personnel that may be necessary for managing and administering the business affairs of the funds. Shareholder services include maintaining shareholder accounts, processing shareholder transactions, preparing filings and performing necessary reporting.

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

We are also subject to market risk due to a decline in the market value of our investments, which consist of marketable securities and our net interests in CIP. The following table summarizes the impact of a 10% increase or decrease in the fair values of these financial instruments:

	December 31, 2020
(in thousands)	Fair Value	10% Change
Investment securities - fair value (1)	$39,990	$3,999
Our net interest in CIP (2)	165,911	16,591
Total Investments subject to Market Risk	$205,901	$20,590

(1)If a 10% increase or decrease in fair values were to occur, it would result in a corresponding increase or decrease in our pre-tax earnings.
(2)These represent our direct investments in investment products that are consolidated. Upon consolidation, these direct investments are eliminated, and the assets and liabilities of CIP are consolidated in the Consolidated Balance Sheet, together with a noncontrolling interest balance representing the portion of the CIP owned by third parties. If a 10% increase or decrease in the fair values of our direct investments in CIP were to occur, it would result in a corresponding increase or decrease in our pre-tax earnings.

Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. At December 31, 2020, we were exposed to interest rate risk as a result of approximately $150.8 million of investments in fixed and floating rate income products, which include our net interests in CIP. We considered a hypothetical 100 basis point change in interest rates and determined that the fair value of our fixed income investments could change by an estimated $3.2 million.

At December 31, 2020, we had $205.7 million outstanding under our Term Loan. The applicable margin on amounts outstanding under the Credit Agreement is 2.50%, in the case of LIBOR-based loans, and 1.50%, in the case of an alternate base rate loan. In each case the applicable margin is subject to a 25 basis point reduction if our secured net leverage ratio (as defined in the Credit Agreement) as of the last day of the preceding fiscal quarter is not greater than 1.00 to 1.00, as reflected in certain financial reports required under the Credit Agreement. Given our borrowings are floating rate, we considered a hypothetical 100 basis point change in the base rate of our outstanding borrowings and determined that annual interest expense would change by an estimated $2.1 million, either an increase or decrease, depending on the direction of the change in the base rate.

Item 8.	Financial Statements and Supplementary Data.
The audited consolidated financial statements, including the Report of Independent Registered Public Accounting Firm and the required supplementary quarterly information, required by this item are presented under Item 15 "Exhibits and Financial Statement Schedules" beginning on page F-1.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policy or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based upon the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report, which is included in Item 15 "Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

Item 11.	Executive Compensation.

Information required by this Item 11 is incorporated herein by reference to our definitive proxy statement for our 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Item 403 of Regulation S-K is incorporated herein by reference to our definitive proxy statement for our 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

The following table sets forth information as of December 31, 2020 with respect to compensation plans under which shares of our common stock may be issued:

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (2)	534,378	$55.18	343,165
Equity compensation plans not approved by security holders	—	—	—
Total	534,378	$55.18	343,165

(1)The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock unit awards ("RSUs") since recipients of such awards are not required to pay an exercise price to receive the shares subject to these awards.
(2)Represents 1,193 shares of common stock issuable upon the exercise of stock options and 533,185 shares of our common stock issuable upon the vesting of RSUs outstanding under the Company's Omnibus Incentive and Equity Plan (the "Omnibus Plan"). Of the 2,820,000 maximum number of shares of our common stock authorized for issuance under the Omnibus Plan, 116,808 shares of common stock have been issued on a cumulative basis in the form of direct grants to directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item 13 is incorporated herein by reference to our definitive proxy statement for our 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

Item 14.	Principal Accounting Fees and Services.

Information required by this Item 14 is incorporated herein by reference to our definitive proxy statement for our 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements: The following Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements of Virtus are included in this Annual Report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Operations for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018
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

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1
Separation Agreement, Plan of Reorganization and Distribution by and between The Phoenix Companies, Inc. and the Registrant, dated as of December 18, 2008 (incorporated by reference to Exhibit 2.1 of the Registrant's Amendment No. 4 to Form 10, filed December 19, 2008).

2.2
Agreement and Plan of Merger dated as of December 16, 2016 among the Registrant, 100 Pearl Street 2, LLC, Lightyear Fund III, AIV-2, L.P., and RidgeWorth Holdings LLC (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed December 22, 2016).

2.3
Securities Purchase Agreement among the Registrant, Sustainable Growth Advisers, LP ("SGA"), SGIA, LLC, Estancia Capital Partners, L.P. and each of the management partners of SGA named therein, dated as of February 1, 2018 (incorporated by reference to Exhibit 2.3 of the Registrant's Annual Report on Form 10-K, filed February 27, 2018).

2.4
Membership Interest Purchase Agreement by and among the Registrant, Westchester Capital Management, LLC, Westchester Capital Partners, LLC, LPC Westchester, LP, MTSWCM Holdings, LLC, RDBWCM Holdings, LLC, and the Individual Equityholders (as defined therein), dated February 1, 2021.

(3)	Articles of Incorporation and Bylaws
3.1
Amended and Restated Certificate of Incorporation of the Registrant, dated December 18, 2008 (incorporated by reference to Exhibit 3.1 of the Registrant's Amendment No. 4 to Form 10, filed December 19, 2008).

3.2	Amended and Restated Bylaws of the Registrant, as amended on February 14, 2018 (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed February 16, 2018).
3.3
Certificate of Designations of Series A Non-Voting Convertible Preferred Stock and Series B Voting Convertible Preferred Stock of the Registrant, dated October 31, 2008 (incorporated by reference to Exhibit 4.2 of the Registrant's Amendment No. 2 to Form 10, filed November 14, 2008).

3.4
Certificate of Amendment of the Certificate of Designations of Series A Non-Voting Convertible Preferred Stock and Series B Voting Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q, filed August 13, 2009).

3.5
Certificate of Designations of Series C Junior Participating Preferred Stock of the Registrant, dated December 29, 2008 (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed January 2, 2009).

3.6
Certificate of Designations of 7.25% Series D Mandatory Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed February 1, 2017).

(4)	Instruments Defining the Rights of Security Holders including Indentures
4.1	Description of the Registrant's Common Stock (Incorporated by reference to Exhibit 4.3 of the Registrant's Annual Report on Form 10-K, filed February 27, 2020)
(10)	Material Contracts
10.1
Transition Services Agreement by and between The Phoenix Companies, Inc. and the Registrant, dated as of December 18, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant's Amendment No. 4 to Form 10, filed December 19, 2008).

10.2
Tax Separation Agreement by and between The Phoenix Companies, Inc. and the Registrant, dated December 18, 2008 (incorporated by reference to Exhibit 10.2 of the Registrant's Amendment No. 4 to Form 10, filed December 19, 2008).

10.3
Amendment to Tax Separation Agreement, dated April 8, 2009, by and between The Phoenix Companies, Inc. and the Registrant, dated as of December 18, 2008 (incorporated by reference to Exhibit 10.15 of the Registrant's Annual Report on Form 10-K, filed April 10, 2009).

10.4
Employee Matters Agreement by and between The Phoenix Companies, Inc. and the Registrant, dated December 18, 2008 (incorporated by reference to Exhibit 10.3 of the Registrant's Amendment No. 4 to Form 10, filed December 19, 2008).

10.5*
Change in Control Agreement between George R. Aylward and the Registrant, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.4 of the Registrant's Amendment No. 4 to Form 10, filed December 19, 2008).

10.6*	Amended and Restated Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K, filed May 16, 2019).
10.7*
Virtus Investment Partners, Inc. Non-Qualified Excess Investment Plan, effective as of November 1, 2008 (incorporated by reference to Exhibit 10.6 of the Registrant's Amendment No. 2 to Form 10, filed November 14, 2008).

10.8*
First Amendment to the Virtus Investment Partners, Inc. Non-Qualified Excess Investment Plan, effective as of February 1, 2010 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q, filed May 4, 2010).

10.9*
Virtus Investment Partners, Inc. Amended and Restated Executive Severance Allowance Plan, effective as of February 2, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed February 4, 2009).

10.10*
Form of Non-Qualified Stock Option Agreement under the Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q, filed May 13, 2009).

10.11*
Form of Restricted Stock Units Agreement under the Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q, filed May 13, 2009).

10.12*
Form of Performance Share Units Agreement under the Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.30 of the Registrant's Quarterly Report on Form 10-Q, filed August 5, 2011).

10.13*	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q, filed November 4, 2009).
10.14*	Offer Letter from the Registrant to Barry M. Mandinach dated April 4, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q, filed May 7, 2014).
10.15*	Offer Letter from the Registrant to Wendy J. Hills dated July 26, 2019.
10.16
Stock Purchase Agreement, dated October 27, 2016, between Bank of Montreal Holding Inc. and Virtus Investment Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 27, 2016).

10.17
Commitment Letter, dated as of December 16, 2016, among Barclays Bank PLC, Morgan Stanley Senior Funding, Inc. and Virtus Investment Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed December 22, 2016).

10.18
Credit Agreement, dated as of June 1, 2017, by and among the Registrant, Morgan Stanley Senior Funding, Inc. as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed June 1, 2017).

10.19
Amendment No. 1 to Credit Agreement with the Registrant, Morgan Stanley Senior Funding, Inc. as administrative agent, and the lenders party thereto (including, without limitation, the Amendment No. 1 Additional Term Lenders (as defined in the Amendment) to the Credit Agreement dated as of June 1, 2017 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed February 22, 2018).

10.20*
Form of Virtus Investment Partners, Inc. Performance Share Units Agreement (Special Integration Award) under the Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q, filed May 8, 2017).

(21)	Subsidiaries of the Registrant
21.1	Virtus Investment Partners, Inc. Subsidiaries List.

(23)	Consents of Experts and Counsel
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certifications of Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Registrant's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018, (v) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2020, 2019 and 2018 and (vi) Notes to Consolidated Financial Statements.
104	Cover page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

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
Dated: February 26, 2021

Virtus Investment Partners, Inc.

By:	/S/ MICHAEL A. ANGERTHAL
Michael A. Angerthal
Executive Vice President Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 26, 2021.

/S/ TIMOTHY A. HOLT	/S/ GEORGE R. AYLWARD
Timothy A. Holt Director and Non-Executive Chairman	George R. Aylward President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ PETER L. BAIN	/S/ SUSAN S. FLEMING
Peter L. Bain Director	Susan S. Fleming, Ph.D. Director

/S/ PAUL G. GREIG	/S/ MELODY L. JONES
Paul G. Greig Director	Melody L. Jones Director

/S/ MARK C. TREANOR	/S/ STEPHEN T. ZARRILLI
Mark C. Treanor Director	Stephen T. Zarrilli Director

/S/ MICHAEL A. ANGERTHAL
Michael A. Angerthal Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Virtus Investment Partners, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Virtus Investment Partners, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

Consolidation — Consolidation of Investment Products - Refer to Notes 2 and 19 to the financial statements

Critical Audit Matter Description

The Company is required to consolidate investment products to which it provides investment management services when it (1) has a majority voting interest in an investment product that is a voting interest entity (VOE) or otherwise has the power to govern the financial and operating policies of the entity; or (2) it is considered the primary beneficiary of an investment product that is a variable interest entity (VIE). The Company is required to evaluate whether an investment product is a VOE or a VIE upon its initial involvement with the investment product, or the occurrence of a reconsideration event. This assessment involves management's judgment and is determined based on a variety of factors including the capital structure of the investment product, the investment product's activities, the equity investment at risk, and the proportionate voting and economic interests of the investors in the investment product including the Company.

For each investment product that is considered a VIE, the Company performs a primary beneficiary analysis to determine if it holds a controlling financial interest in the investment product. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The evaluation of these two criteria involves judgments to analyze the governing documents of the investment product. The level of judgment required may vary in significance based on the complexity of the voting rights and structure economic interests of the investment product and the facts and circumstances of the Company's investment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to testing the consolidation assessment of VIEs included the following:

▪We tested the design and operating effectiveness of controls over management's review of the consolidation analysis of new or modified investment products during the year.
▪We read the governing documents (including the collateral management agreement, preference share subscription agreement and credit agreement, if applicable) of each investment product to confirm that:
▪Key facts included in management's consolidation analysis are consistent with the governing documents and the Company's interests in the investment products;
▪Relevant terms impacting the consolidation analysis under GAAP were considered including the evaluation of whether the investment product is a VOE or VIE;
▪The Company's assessment effectively identifies the primary beneficiary of those investment products considered to be VIEs through an analysis of the power to direct activities of the VIE and the obligation to absorb losses or the right to receive benefits from the VIE.

/s/ DELOITTE & TOUCHE LLP

Hartford, Connecticut
February 26, 2021

We have served as the Company's auditor since 2018.

Virtus Investment Partners, Inc.
Consolidated Balance Sheets

(in thousands, except share data)	December 31, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$246,511	$221,781
Investments	64,944	83,206
Accounts receivable, net	84,499	74,132
Assets of consolidated investment products ("CIP")
Cash and cash equivalents of CIP	86,980	99,691
Cash pledged or on deposit of CIP	6,358	467
Investments of CIP	2,333,277	2,030,110
Other assets of CIP	13,430	23,612
Furniture, equipment and leasehold improvements, net	14,488	18,150
Intangible assets, net	280,264	310,391
Goodwill	290,366	290,366
Deferred taxes, net	9,538	15,879
Other assets	36,288	36,849
Total assets	$3,466,943	$3,204,634
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$122,514	$101,377
Accounts payable and accrued liabilities	25,357	23,308
Dividends payable	9,013	8,915
Debt	201,212	277,839
Other liabilities	36,120	40,507
Liabilities of CIP
Notes payable of CIP	2,190,445	1,834,535
Securities purchased payable and other liabilities of CIP	45,829	168,051
Total liabilities	2,630,490	2,454,532
Commitments and Contingencies (Note 11)
Redeemable noncontrolling interests	115,513	63,845
Equity:
Equity attributable to stockholders:
Series D mandatory convertible preferred stock, $0.01 par value, 0 and 1,150,000 shares authorized, issued and outstanding at December 31, 2020 and December 31, 2019	—	110,843
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 11,790,869 shares issued and 7,583,466 shares outstanding at December 31, 2020 and 10,736,887 shares issued and 6,809,280 shares outstanding at December 31, 2019	118	107
Additional paid-in capital	1,298,002	1,199,205
Retained earnings (accumulated deficit)	(135,259)	(215,216)
Accumulated other comprehensive income (loss)	29	9
Treasury stock, at cost, 4,207,403 and 3,927,607 shares at December 31, 2020 and December 31, 2019, respectively	(451,749)	(419,249)
Total equity attributable to stockholders	711,141	675,699
Noncontrolling interests	9,799	10,558
Total equity	720,940	686,257
Total liabilities and equity	$3,466,943	$3,204,634
The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except per share data)	2020	2019	2018
Revenues
Investment management fees	$505,338	$461,477	$437,021
Distribution and service fees	38,425	40,898	50,715
Administration and shareholder service fees	59,463	59,884	63,614
Other income and fees	670	987	885
Total revenues	603,896	563,246	552,235
Operating Expenses
Employment expenses	267,299	240,521	238,501
Distribution and other asset-based expenses	77,010	82,099	92,441
Other operating expenses	69,896	74,363	74,853
Other operating expenses of consolidated investment products ("CIP")	10,585	4,015	3,515
Restructuring and severance	1,155	2,302	87
Depreciation expense	4,660	4,992	4,597
Amortization expense	30,127	30,244	25,142
Total operating expenses	460,732	438,536	439,136
Operating Income (Loss)	143,164	124,710	113,099
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	7,139	7,044	(5,217)
Realized and unrealized gain (loss) of CIP, net	(1,965)	(1,202)	(21,252)
Other income (expense), net	1,876	2,411	3,289
Total other income (expense), net	7,050	8,253	(23,180)
Interest Income (Expense)
Interest expense	(11,894)	(19,473)	(19,445)
Interest and dividend income	1,367	3,844	4,999
Interest and dividend income of investments of CIP	109,648	115,356	98,356
Interest expense of CIP	(85,437)	(92,005)	(64,788)
Total interest income (expense), net	13,684	7,722	19,122
Income (Loss) Before Income Taxes	163,898	140,685	109,041
Income tax expense (benefit)	43,935	35,177	32,961
Net Income (Loss)	119,963	105,508	76,080
Noncontrolling interests	(40,006)	(9,859)	(551)
Net Income (Loss) Attributable to Stockholders	79,957	95,649	75,529
Preferred stockholder dividends	—	(8,337)	(8,337)
Net Income (Loss) Attributable to Common Stockholders	$79,957	$87,312	$67,192
Earnings (Loss) per Share-Basic	$10.49	$12.54	$9.37
Earnings (Loss) per Share-Diluted	$10.02	$11.74	$8.86
Weighted Average Shares Outstanding-Basic	7,620	6,963	7,174
Weighted Average Shares Outstanding-Diluted	7,976	8,149	8,527
The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(in thousands)	2020	2019	2018
Net Income (Loss)	$119,963	$105,508	$76,080
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $(7), $(5) and $6 for the years ended December 31, 2020, 2019 and 2018	20	14	(17)
Unrealized gain (loss) on available-for-sale securities, net of tax of $111 for the year ended December 31, 2018	—	—	(292)
Other comprehensive income (loss)	20	14	(309)
Comprehensive income (loss)	119,983	105,522	75,771
Comprehensive (income) loss attributable to noncontrolling interests	(40,006)	(9,859)	(551)
Comprehensive income (loss) attributable to stockholders	$79,977	$95,663	$75,220

The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Consolidated Statements of Changes in Stockholders' Equity

	Permanent Equity												Temporary Equity
	Common Stock		Preferred Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Shareholders	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
(in thousands, except share data)	Shares	Par Value	Shares	Amount				Shares	Amount
Balances at December 31, 2017	7,159,645	$105	1,150,000	$110,843	$1,216,173	$(386,216)	$(600)	3,296,289	$(351,748)	$588,557	$16,667	$605,224	$4,178
Adjustment for adoption of ASU 2016-01	—	—	—	—	—	(178)	178	—	—	—	—	—	—
Acquisition of business	—	—	—	—	—	—	—	—	—	—	—	—	55,500
Net income (loss)	—	—	—	—	—	75,529	—	—	—	75,529	36	75,565	515
Net unrealized gain (loss) on securities available-for-sale	—	—	—	—	—	—	(292)	—	—	(292)	—	(292)	—
Foreign currency translation adjustment	—	—	—	—	—	—	(17)	—	—	(17)	—	(17)	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	—	—	(2,745)	(2,745)	(2,712)
Cash dividends declared ($7.25 per preferred share)	—	—	—	—	(8,337)	—	—	—	—	(8,337)	—	(8,337)	—
Cash dividends declared ($2.00 per common share)	—	—	—	—	(15,267)	—	—	—	—	(15,267)	—	(15,267)	—
Repurchase of common shares	(258,953)	—	—	—	—	—	—	258,953	(27,501)	(27,501)	—	(27,501)	—
Issuance of common shares related to employee stock transactions	96,690	1	—	—	1,543	—	—	—	—	1,544	—	1,544	—
Taxes paid on stock-based compensation	—	—	—	—	(6,591)	—	—	—	—	(6,591)	—	(6,591)	—
Stock-based compensation	—	—	—	—	22,284	—	—	—	—	22,284	—	22,284	—
Balances at December 31, 2018	6,997,382	$106	1,150,000	$110,843	$1,209,805	$(310,865)	$(731)	3,555,242	$(379,249)	$629,909	$13,958	$643,867	$57,481
Net income (loss)	—	—	—	—	—	95,649	—	—	—	95,649	(1,027)	94,622	10,886
Foreign currency translation adjustment	—	—	—	—	—	—	14	—	—	14	—	14	—
Net subscriptions (redemptions) and other	—	—	—	—	838	—	—	—	—	838	(2,373)	(1,535)	(4,522)
Reclassification from other comprehensive (income) loss	—	—	—	—	—	—	726	—	—	726	—	726	—
Cash dividends declared ($7.25 per preferred share)	—	—	—	—	(8,337)	—	—	—	—	(8,337)	—	(8,337)	—
Cash dividends declared ($2.44 per common share)	—	—	—	—	(18,130)	—	—	—	—	(18,130)	—	(18,130)	—
Repurchase of common shares	(372,365)	—	—	—	—	—	—	372,365	(40,000)	(40,000)	—	(40,000)	—
Issuance of common shares related to employee stock transactions	184,263	1	—	—	1,552	—	—	—	—	1,553	—	1,553	—
Taxes paid on stock-based compensation	—	—	—	—	(7,696)	—	—	—	—	(7,696)	—	(7,696)	—
Stock-based compensation	—	—	—	—	21,173	—	—	—	—	21,173	—	21,173	—
Balances at December 31, 2019	6,809,280	$107	1,150,000	$110,843	$1,199,205	$(215,216)	$9	3,927,607	$(419,249)	$675,699	$10,558	$686,257	$63,845

	Permanent Equity												Temporary Equity
	Common Stock		Preferred Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Shareholders	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
(in thousands, except share data)	Shares	Par Value	Shares	Amount				Shares	Amount
Net income (loss)	—	$—	—	$—	$—	$79,957	$—	—	$—	$79,957	$1,298	$81,255	$38,708
Foreign currency translation adjustment	—	—	—	—	—	—	20	—	—	20	—	20	—
Net subscriptions (redemptions) and other	—	—	—	—	(167)	—	—	—	—	(167)	(2,057)	(2,224)	12,960
Conversion of preferred stock	912,806	9	(1,150,000)	(110,843)	110,834	—	—	—	—	—	—	—	—
Cash dividends declared ($2.98 per common share)	—	—	—	—	(24,998)	—	—	—	—	(24,998)	—	(24,998)	—
Repurchase of common shares	(279,796)	—	—	—	—	—	—	279,796	(32,500)	(32,500)	—	(32,500)	—
Issuance of common shares related to employee stock transactions	141,176	2	—	—	184	—	—	—	—	186	—	186	—
Taxes paid on stock-based compensation	—	—	—	—	(6,608)	—	—	—	—	(6,608)	—	(6,608)	—
Stock-based compensation	—	—	—	—	19,552	—	—	—	—	19,552	—	19,552	—
Balances at December 31, 2020	7,583,466	$118	—	$—	$1,298,002	$(135,259)	$29	4,207,403	$(451,749)	$711,141	$9,799	$720,940	$115,513

The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Consolidated Statements of Cash Flow

	Years Ended December 31,
(in thousands)	2020	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$119,963	$105,508	$76,080
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense, intangible asset and other amortization	38,853	39,643	33,426
Stock-based compensation	21,481	22,230	23,100
Amortization of deferred commissions	2,052	2,940	3,847
Payments of deferred commissions	(2,089)	(2,097)	(4,218)
Equity in earnings of equity method investments	(1,964)	(2,600)	(3,703)
Realized and unrealized (gains) losses on investments, net	(7,128)	(6,855)	5,736
Distributions from equity method investments	1,192	828	4,178
Sales (purchases) of investments, net	12,296	9,057	4,995
(Gain) loss on extinguishment of debt	(705)	—	—
Deferred taxes, net	6,332	5,982	10,429
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	(9,698)	(1,382)	24,833
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	13,743	(2,991)	(24,714)
Operating activities of consolidated investment products ("CIP"):
Realized and unrealized (gains) losses on investments of CIP, net	(5,889)	(106)	18,706
Purchases of investments by CIP	(1,304,723)	(1,029,746)	(1,106,991)
Sales of investments by CIP	883,888	810,749	874,279
Net proceeds (purchases) of short term investments by CIP	(1,092)	4,402	(552)
(Purchases) sales of securities sold short by CIP, net	158	1,241	209
Change in other assets of CIP	388	998	(628)
Change in liabilities of CIP	(4,330)	971	(1,567)
Amortization of discount on notes payable of CIP	11,169	4,505	—
Net cash provided by (used in) operating activities	(226,103)	(36,723)	(62,555)
Cash Flows from Investing Activities:
Capital expenditures and other asset purchases	(1,043)	(7,555)	(11,717)
Change in cash and cash equivalents of CIP due to consolidation (deconsolidation), net	9,724	9,980	(113)
Acquisition of business, net of cash acquired	—	—	(126,995)
Sale of available-for-sale securities	—	2,023	37,785
Purchases of available-for-sale securities	—	—	(20,188)
Net cash provided by (used in) investing activities	8,681	4,448	(121,228)
Cash Flows from Financing Activities:
Issuance of debt	—	—	105,000
Payment of long term debt	(79,086)	(54,851)	(23,776)
Payment of deferred financing costs	—	—	(3,810)
Repurchase of common shares	(32,500)	(40,000)	(27,501)
Preferred stock dividends paid	(2,084)	(8,338)	(8,338)
Common stock dividends paid	(22,800)	(16,977)	(14,038)
Proceeds from exercise of stock options	163	726	819
Taxes paid related to net share settlement of restricted stock units	(6,608)	(7,696)	(6,591)
Net subscriptions received from (redemptions/distributions paid to) noncontrolling interests	(7,263)	7,786	(5,512)

	Years Ended December 31,
	2020	2019	2018
Financing activities of CIP
Borrowings by CIP	779,982	414,605	857,404
Payments on borrowings by CIP	(394,472)	(195,697)	(669,500)
Net cash provided by (used in) financing activities	235,332	99,558	204,157
Net increase (decrease) in cash and cash equivalents	17,910	67,283	20,374
Cash, cash equivalents and restricted cash, beginning of year	321,939	254,656	234,282
Cash, cash equivalents and restricted cash, end of year	$339,849	$321,939	$254,656

Supplemental Disclosure of Cash Flow Information
Interest paid	$8,857	$18,072	$11,846
Income taxes paid, net	35,388	29,062	23,800
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital expenditures	$55	$(1,791)	$2,165
Conversion of preferred stock to common stock	115,000	—	—
Preferred stock dividends payable	—	2,084	2,084
Common stock dividends payable	6,218	4,562	3,849
Increase (Decrease) to noncontrolling interests due to consolidation (deconsolidation) of CIP, net	17,137	(13,926)	56

	December 31,
(in thousands)	2020	2019
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$246,511	$221,781
Cash of consolidated investment products	86,980	99,691
Cash pledged or on deposit of consolidated investment products	6,358	467
Cash, cash equivalents and restricted cash at end of year	$339,849	$321,939

The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Notes to Consolidated Financial Statements

1. Organization and Business

Virtus Investment Partners, Inc. (the "Company," "we," "us," "our" or "Virtus"), a Delaware corporation, operates in the investment management industry through its subsidiaries.

The Company provides investment management and related services to individuals and institutions. The Company's retail investment management services are provided to individuals through products consisting of U.S. 1940 Act mutual funds and Undertaking for Collective Investment in Transferable Securities ("UCITS" or "offshore funds" and collectively, with U.S. 1940 Act mutual funds, "open-end funds"), exchange traded funds ("ETFs"), closed-end funds (collectively, with open-end funds and ETFs, "funds") and retail separate accounts. Institutional investment management services are offered through separate accounts and pooled or commingled structures to a variety of institutional clients. The Company also provides subadvisory services to other investment advisers and serves as the collateral manager for structured products.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include the accounts of the Company, its subsidiaries and investment products that are consolidated. Voting interest entities ("VOEs") are consolidated when the Company is considered to have a controlling financial interest, which is typically present when the Company owns a majority of the voting interest in an entity or otherwise has the power to govern the financial and operating policies of the entity.

The Company evaluates any variable interest entity ("VIEs") in which the Company has a variable interest for consolidation. A VIE is an entity in which either (i) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (ii) where as a group, the holders of the equity investment at risk do not possess: (x) the power through voting or similar rights to direct the activities that most significantly impact the entity's economic performance; (y) the obligation to absorb expected losses or the right to receive expected residual returns of the entity; or (z) proportionate voting and economic interests and where substantially all of the entity's activities either involve or are conducted on behalf of an investor with disproportionately fewer voting rights. If an entity has any of these characteristics, it is considered a VIE and is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that has both the power to direct the activities that most significantly impact the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. See Note 19 for additional information related to the consolidation of investment products. Intercompany accounts and transactions have been eliminated.

Noncontrolling Interests

Noncontrolling interests - CIP

Noncontrolling interests - CIP represent third-party investments in the Company's CIP and are classified as redeemable noncontrolling interests in the Consolidated Balance Sheets because investors in those products are able request withdrawal at any time.

Noncontrolling interests - affiliate

Noncontrolling interests - affiliate represent minority interests held in a consolidated affiliate. These interests are subject to holder put rights and Company call rights at established multiples of earnings before interest, taxes, depreciation and amortization and, as such, are considered redeemable at other than fair value. The rights are exercisable at pre-established intervals (between four and seven years from their issuance) or upon certain conditions such as retirement. The put and call rights are not legally detachable or separately exercisable and are deemed to be embedded in the related noncontrolling interests. The Company, in purchasing affiliate equity, has the option to settle in cash or shares of the Company's common stock and is entitled to the cash flow associated with any purchased equity. Minority interests in an affiliate are recorded at estimated redemption value within redeemable noncontrolling interests in the Consolidated Balance Sheets and any changes in the estimated redemption value are recorded in the Consolidated Statements of Operations within noncontrolling interests.

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

Segment Information

Accounting Standards Codification ("ASC") 280, Segment Reporting, establishes disclosure requirements relating to operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources to the segment and assess its performance. The Company operates in one business segment, namely as an asset manager providing investment management and related services for individual and institutional clients. The Company's Chief Executive Officer is the Company's chief operating decision maker. Although the Company provides disclosures regarding assets under management and other asset flows by product, the Company's determination that it operates in one business segment is based on the fact that the same investment professionals manage both retail and institutional products, operational resources support multiple products, such products have the same or similar regulatory framework and the Company's chief operating decision maker reviews the Company's financial performance on a consolidated level. Investment managers within the Company are generally not aligned with specific product lines.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and money market fund investments.

Restricted Cash

The Company considers cash and cash equivalents of CIP and cash pledged or on deposit of CIP to be restricted as it is not available to the Company for its general operations.

Investments

Investment securities - fair value

Investment securities - fair value consist primarily of investments in the Company's sponsored funds, equity securities and trading debt securities and are carried at fair value in accordance with ASC 320, Investments-Debt and Equity Securities ("ASC 320"), and Topic 321, Investments-Equity Securities ("ASC 321"). These securities are marked to market based on the respective publicly quoted net asset values of the funds or market prices of the equity securities or bonds. These securities transactions are recorded on a trade date basis. Any unrealized appreciation or depreciation on investment securities is reported in the Consolidated Statement of Operations within realized and unrealized gain (loss) on investments.

Equity Method Investments

Equity method investments consist of Company investments in noncontrolled entities, where the Company does not hold a controlling financial interest but has the ability to significantly influence operating and financial matters. Equity method investments are accounted for under the equity method of accounting in accordance with ASC 323, Investments-Equity Method and Joint Ventures. Under the equity method of accounting, the Company's share of the noncontrolled entities' net income or loss is recorded in other income (expense), net in the Consolidated Statements of Operations. Distributions received reduce the Company's investment. The investment is evaluated for impairment if events or changes indicate that the carrying amount exceeds its fair value. If the carrying amount of an investment does exceed its fair value and the decline in fair value is deemed to be other-than-temporary, an impairment charge will be recorded.

Non-qualified Retirement Plan Assets and Liabilities

The Company has a non-qualified retirement plan (the "Excess Incentive Plan") that allows certain employees to voluntarily defer compensation. Assets held in trust, which are considered investment securities, are included in investments at

Notes to Consolidated Financial Statements—(Continued)

fair value in accordance with ASC 820, Fair Value Measurement ("ASC 820"); the associated obligations to participants, which approximate the fair value of the associated assets, are included in other liabilities in the Consolidated Balance Sheets. See Note 5 for additional information related to the Excess Incentive Plan.

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

Leases

The Company leases office space and equipment under various leasing arrangements. In accordance with Accounting Standards Update ("ASU") 2016-02, Leases, the Company's leases are evaluated and classified as either financing leases or operating leases, as appropriate. The Company recognizes a lease liability and a corresponding right of use ("ROU") asset on the commencement date of any lease arrangement. The lease liability is initially measured at the present value of the future lease payments over the lease term using the rate implicit in the arrangement or, if not readily determinable, the Company's incremental borrowing rate. The Company determines its incremental borrowing rate through market sources, including relevant industry rates. A ROU asset is measured initially as the value of the lease liability plus initial direct costs and prepaid lease payments, and less lease incentives received. Lease expense is recognized on a straight-line basis over the lease term and is recorded within other operating expenses in the Consolidated Statement of Operations.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of acquisitions and mergers over the identified assets and liabilities acquired. In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized. A single reporting unit has been identified for the purpose of assessing potential impairments of goodwill. An impairment analysis of goodwill is performed annually or more frequently, if warranted by events or changes in circumstances affecting the Company's business. The Company follows the Financial Accounting Standards Board's (the "FASB") ASU 2011-08, Testing Goodwill for Impairment, which provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The Company's 2020 and 2019 annual goodwill impairment analysis did not result in any impairment charges.

Definite-lived intangible assets are comprised of certain fund investment advisory contracts, trade names and non-competition agreements. These assets are amortized on a straight-line basis over the estimated useful lives of such assets, which range from zero to five years. Definite-lived intangible assets are evaluated for impairment on an ongoing basis whenever events or circumstances indicate that the carrying value of the definite-lived intangible asset may not be recoverable. The Company determines if impairment has occurred by comparing estimates of future undiscounted cash flows to the carrying value of assets. Assets are considered impaired, and an impairment is recorded, if the carrying value exceeds the expected future undiscounted cash flows.

Indefinite-lived intangible assets are comprised of certain trade names and fund investment advisory contracts. These

Notes to Consolidated Financial Statements—(Continued)

assets are tested for impairment annually or when events or changes in circumstances indicate the assets might be impaired. The Company follows ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which provides the option to perform a qualitative assessment of indefinite-lived intangible assets other than goodwill for impairment to determine if additional impairment testing is necessary. The Company's 2020 and 2019 annual indefinite-lived intangible assets impairment analysis did not result in any impairment charges.

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

Investment Management Fees

The Company provides investment management services pursuant to investment management agreements through its affiliated investment advisers (each an "Adviser"). Investment management services represent a series of distinct daily services that are performed over time. Fees earned on funds are based on each fund's average daily or weekly net assets that are generally calculated and received on a monthly basis. The Company records investment management fees net of fees paid to unaffiliated subadvisers, as the Company considers itself an agent of the fund as it relates to the day-to-day investment management services performed by unaffiliated subadvisers, with the Company's performance obligation being to arrange for the provision of that service and not control the specified service before that service is performed. Amounts paid to unaffiliated subadvisers for the years ended December 31, 2020, 2019 and 2018 were $38.6 million, $40.5 million and $46.7 million, respectively.

Retail separate account fees are generally based on the end of the preceding or current quarter's asset values. Institutional account fees are generally based on an average of daily or month-end balances or the current quarter's asset values. Fees for structured finance products, for which the Company acts as the collateral manager, consist of senior, subordinated and, in certain instances, incentive management fees. Senior and subordinated management fees are calculated at a contractual fee rate applied against the end of the preceding quarter par value of the total collateral being managed with subordinated fees being recognized only after certain portfolio criteria are met. Incentive fees on certain of the Company's collateralized loan obligations ("CLOs") are typically a percentage of the excess cash flows available to holders of the subordinated notes, above a threshold level internal rate of return.

Distribution and Service Fees

Distribution and service fees are sales- and asset-based fees earned from open-end funds, for marketing and distribution services. Depending on the fund type or share class, these fees primarily consist of an asset-based fee that is paid by the fund over a period of years to cover allowable sales and marketing expenses, or front-end sales charges that are based on a percentage of the offering price. Asset-based distribution and service fees are primarily earned as percentages of the average daily net assets value and are paid monthly pursuant to the terms of the respective distribution and service fee contracts.

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

Notes to Consolidated Financial Statements—(Continued)

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

Administration & Shareholder Service Fees

The Company provides administrative fund services to its open-end mutual funds, ETFs and certain of its closed-end funds and shareholder services to its open-end funds. Administration and shareholder services are performed over time. The Company earns fees for these services, that are calculated and paid monthly, based on each fund's average daily or weekly net assets. Administrative fund services include: record keeping, preparing and filing documents required to comply with securities laws, legal administration and compliance services, customer service, supervision of the activities of the funds' service providers, tax services and treasury services. The Company also provides office space, equipment and personnel that may be necessary for managing and administering the business affairs of the funds. Shareholder services include maintaining shareholder accounts, processing shareholder transactions, preparing filings and performing necessary reporting.

Other Income & Fees

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

Restricted stock units ("RSUs") are stock awards that entitle the holder to receive shares of the Company's common stock as the award vests over time or when certain performance metrics are achieved. The fair value of each RSU award is based on the fair market value price on the date of grant unless it contains a performance metric that is considered a "market condition." Compensation expense for RSU awards is recognized ratably over the vesting period on a straight-line basis. The value of RSUs that contain a performance metric ("PSUs") is determined based on (i) the fair market value price on the date of grant, for awards that contain a performance metric that represents a "performance condition" in accordance with ASC 718 or (ii) the Monte Carlo simulation valuation model for awards that contain a "market condition" performance metric under ASC 718. Compensation expense for PSU awards that contain a market condition is fixed at the date of grant and is not adjusted in future periods based upon the achievement of the market condition. Compensation expense for PSU awards with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes ("ASC 740"), which requires recognition of the amount of taxes payable or refundable for the current year as well as deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the reported amounts in the Consolidated Financial Statements.

The Company's methodology for determining the realizability of deferred tax assets includes consideration of taxable income in prior carryback year(s), if carryback is permitted under the tax law, as well as consideration of the reversal of deferred tax liabilities that are in the same period and jurisdiction and are of the same character as the temporary differences that gave rise to the deferred tax assets. The Company's methodology also includes estimates of future taxable income from its operations as well as the expiration dates and amounts of carry-forwards related to net operating losses and capital losses. These estimates are projected through the life of the related deferred tax assets based on assumptions that the Company believes to be reasonable and consistent with demonstrated operating results. Unanticipated changes in future operating results may have

Notes to Consolidated Financial Statements—(Continued)

a significant impact on the realization of deferred tax assets. Valuation allowances are provided when it is determined that it is more likely than not that the benefit of deferred tax assets will not be realized.

Comprehensive Income

The Company reports all changes in comprehensive income in the Consolidated Statements of Changes in Stockholders' Equity and the Consolidated Statements of Comprehensive Income. Comprehensive income includes net income (loss) and foreign currency translation adjustments (net of tax).

Earnings (Loss) per Share

Earnings (loss) per share ("EPS") is calculated in accordance with ASC 260, Earnings per Share. Basic EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period, excluding dilution for potential common stock issuances. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, including (i) shares issuable upon the vesting of RSUs and stock option exercises using the treasury stock method and (ii) shares issuable upon the conversion of the Company's mandatory convertible preferred stock ("MCPS"), as determined under the if-converted method. For purposes of calculating diluted EPS, preferred stock dividends have been subtracted from net income (loss) in periods in which utilizing the if-converted method would be anti-dilutive.

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

Notes to Consolidated Financial Statements—(Continued)

this standard did not have a material impact on the Company's consolidated financial statements.

New Accounting Standards Not Yet Implemented

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). This standard clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323 and the accounting for certain forward contracts and purchased options in Topic 815. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, with the amendments to be applied on a prospective basis. The Company has evaluated the impact of adopting this standard and, at this time, does not anticipate it will have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, Income Taxes, and also improves consistent application by clarifying and amending existing guidance. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, with the amendments to be applied on a retrospective, modified retrospective or prospective basis, depending on the specific amendment. The Company has evaluated the impact of adopting this standard and, at this time, does not anticipate it will have a material impact on its consolidated financial statements.

3. Revenues

Revenue Disaggregated by Source

The following table summarizes revenue by source:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Investment management fees
Open-end funds	$247,519	$229,637	$231,175
Closed-end funds	36,833	42,199	41,455
Retail separate accounts	104,932	82,999	73,532
Institutional accounts	109,531	96,429	77,711
Structured products	4,012	6,381	9,622
Other products	2,511	3,832	3,526
Total investment management fees	505,338	461,477	437,021
Distribution and service fees	38,425	40,898	50,715
Administration and shareholder service fees	59,463	59,884	63,614
Other income and fees	670	987	885
Total revenues	$603,896	$563,246	$552,235

Notes to Consolidated Financial Statements—(Continued)

4. Goodwill and Other Intangible Assets

Below is a summary of intangible assets, net:

	December 31,
(in thousands)	2020	2019
Definite-lived intangible assets, net:
Investment contracts and other	$489,570	$489,570
Accumulated amortization	(252,822)	(222,695)
Definite-lived intangible assets, net	236,748	266,875
Indefinite-lived intangible assets	43,516	43,516
Total intangible assets, net	$280,264	$310,391

Activity in goodwill and intangible assets, net was as follows:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Intangible assets, net
Balance, beginning of period	$310,391	$338,812	$301,954
Acquisitions	—	1,823	62,000
Amortization expense	(30,127)	(30,244)	(25,142)
Balance, end of period	$280,264	$310,391	$338,812
Goodwill
Balance, beginning of period	$290,366	$290,366	$170,153
Acquisitions	—	—	120,213
Balance, end of period	$290,366	$290,366	$290,366

Definite-lived intangible asset amortization for the next five years and thereafter is estimated as follows (in thousands):

Fiscal Year	Amount
2021	$30,116
2022	29,992
2023	29,330
2024	23,689
2025	18,921
2026 and Thereafter	104,700
$236,748

At December 31, 2020, the weighted average estimated remaining amortization period for definite-lived intangible assets was 9.9 years.

Notes to Consolidated Financial Statements—(Continued)

5. Investments

Investments consist primarily of investments in the Company's sponsored products. The Company's investments, excluding the assets of CIP discussed in Note 19, at December 31, 2020 and 2019 were as follows:

	December 31,
(in thousands)	2020	2019
Investment securities - fair value	$39,990	$60,990
Equity method investments (1)	12,676	12,030
Nonqualified retirement plan assets	10,612	8,724
Other investments	1,666	1,462
Total investments	$64,944	$83,206
(1)The Company's equity method investments are valued on a three-month lag based upon the availability of financial information.

Investment Securities - fair value

Investment securities - fair value consist of investments in the Company's sponsored funds, separately managed accounts and trading debt securities. The composition of the Company's investment securities - fair value were as follows:

December 31, 2020
(in thousands)	Cost	Fair Value
Investment Securities - fair value:
Sponsored funds	$22,378	$25,909
Equity securities	9,614	14,078
Debt securities	7	3
Total investment securities - fair value	$31,999	$39,990

December 31, 2019
(in thousands)	Cost	Fair Value
Investment Securities - fair value:
Sponsored funds	$44,588	$47,654
Equity securities	11,250	13,320
Debt securities	44	16
Total investment securities - fair value	$55,882	$60,990

For the years ended December 31, 2020, 2019 and 2018, the Company recognized a net realized gain of $4.7 million, $0.8 million and $1.8 million, respectively, on the sale of its investment securities - fair value.

Equity Method Investments

The Company's equity method investments primarily consist of investments in limited partnerships. For the years ended December 31, 2020, 2019 and 2018, distributions from equity method investments were $1.2 million, $0.8 million and $4.2 million, respectively. The remaining capital commitment for one of the Company's equity method investments at December 31, 2020 is $0.4 million.

Nonqualified Retirement Plan Assets

The Company's Excess Incentive Plan allows certain employees to voluntarily defer compensation. The Company holds the Excess Incentive Plan assets in a rabbi trust, which is subject to the claims of the Company's creditors in the event of the Company's bankruptcy or insolvency. Each participant is responsible for designating investment options for their contributions, and the ultimate distribution paid to each participant reflects any gains or losses on the assets realized while in the trust. Assets

Notes to Consolidated Financial Statements—(Continued)

held in trust are included in investments and are carried at fair value utilizing Level 1 valuation techniques in accordance with ASC 320; the associated obligations to participants are included in other liabilities in the Consolidated Balance Sheets.

Other Investments

Other investments represent interests in entities not accounted for under the equity method such as those accounted for under the cost method.

6. Fair Value Measurements

The Company's assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of CIP discussed in Note 19, as of December 31, 2020 and December 31, 2019, by fair value hierarchy level were as follows:

December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$207,101	$—	$—	$207,101
Investment securities - fair value
Sponsored funds	25,909	—	—	25,909
Equity securities	14,078	—	—	14,078
Debt securities	—	3	—	3
Nonqualified retirement plan assets	10,612	—	—	10,612
Total assets measured at fair value	$257,700	$3	$—	$257,703

December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$187,255	$—	$—	$187,255
Investment securities - fair value
Sponsored funds	47,654	—	—	47,654
Equity securities	13,320	—	—	13,320
Debt securities	—	16	—	16
Nonqualified retirement plan assets	8,724	—	—	8,724
Total assets measured at fair value	$256,953	$16	$—	$256,969

The following is a discussion of the valuation methodologies used for the Company's assets measured at fair value.

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

Notes to Consolidated Financial Statements—(Continued)

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

The Company had no Level 3 investments for the twelve months ended December 31, 2020. The following table is a reconciliation of assets for Level 3 investments for which significant unobservable inputs were used to determine fair value for the twelve months ended December 31, 2019:

Twelve Months Ended December 31,
(in thousands)	2019
Level 3 Investments (1)
Balance at beginning of period	$4,122
(Sales) purchases	(4,185)
Change in unrealized gain (loss), net	63
Balance at end of period	$—
(1)The investments that are categorized as Level 3 were valued utilizing third-party pricing information without adjustment.

7. Furniture, Equipment and Leasehold Improvements, Net

Furniture, equipment and leasehold improvements, net were as follows:

	December 31,
(in thousands)	2020	2019
Leasehold improvements	$20,110	$19,871
Furniture and office equipment	11,743	12,027
Computer equipment and software	5,593	5,434
Subtotal	37,446	37,332
Accumulated depreciation and amortization	(22,958)	(19,182)
Furniture, equipment and leasehold improvements, net	$14,488	$18,150

8. Leases

All of the Company's leases qualify as operating leases and consist primarily of leases for office locations, which have remaining initial lease terms ranging from 0.3 to 9.3 years and a weighted average remaining lease term of 6.3 years. The Company has options to renew some of its leases for periods ranging from 3.0 to 15.0 years, depending on the lease. None of the Company's renewal options were considered reasonably assured of being exercised and, therefore, were excluded from the initial lease term used to determine the Company's ROU asset and lease liability. The Company's ROU asset, recorded in other assets, and lease liability, recorded in other liabilities in the Consolidated Balance Sheets, at December 31, 2020 were $17.1 million and $24.8 million, respectively. The weighted average discount rate used to measure the Company's lease liability was 4.73% at December 31, 2020.
Lease expense totaled $5.1 million, $5.1 million and $6.9 million for fiscal years 2020, 2019 and 2018, respectively. Cash payments relating to operating leases during 2020 were $5.9 million.

Notes to Consolidated Financial Statements—(Continued)

Lease liability maturities as of December 31, 2020 were as follows:

Amount (in thousands)
2021	$5,774
2022	4,731
2023	4,406
2024	3,760
2025	3,185
Thereafter	7,213
Total lease payments	29,069
Less: Imputed interest	4,264
Present value of lease liabilities	$24,805

9. Income Taxes

The components of the provision for income taxes were as follows:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Current
Federal	$27,852	$23,066	$18,864
State	9,751	6,129	3,668
Total current tax expense (benefit)	37,603	29,195	22,532
Deferred
Federal	3,899	3,535	5,901
State	2,433	2,447	4,528
Total deferred tax expense (benefit)	6,332	5,982	10,429
Total expense (benefit) for income taxes	$43,935	$35,177	$32,961
The following presents a reconciliation of the provision (benefit) for income taxes computed at the federal statutory rate to the provision (benefit) for income taxes recognized in the Consolidated Statements of Operations for the years indicated:

	Years Ended December 31,
(in thousands)	2020		2019		2018
Tax at statutory rate	$34,419	21%	$29,544	21%	$22,899	21%
State taxes, net of federal benefit	9,775	6	6,859	5	6,450	6
Nondeductible compensation	2,686	2	2,080	2	2,182	2
Effect of net (income) loss attributable to noncontrolling interests	(1,939)	(1)	(968)	(1)	(171)	—
Change in valuation allowance	(1,383)	(1)	(1,330)	(1)	4,508	4
Other, net	377	—	(1,008)	(1)	(2,907)	(3)
Income tax expense (benefit)	$43,935	27%	$35,177	25%	$32,961	30%

The provision for income taxes reflects U.S. federal, state and local taxes at an effective tax rate of 27%, 25% and 30% for the years ended December 31, 2020, 2019 and 2018, respectively. The Company's tax position for the years ended December 31, 2020, 2019 and 2018 was impacted by changes in the valuation allowance related to the unrealized and realized gains and losses on the Company's investments.

Notes to Consolidated Financial Statements—(Continued)

Deferred taxes resulted from temporary differences between the amounts reported in the consolidated financial statements and the tax basis of assets and liabilities. The tax effects of temporary differences were as follows:

	December 31,
(in thousands)	2020	2019
Deferred tax assets:
Intangible assets	$3,237	$5,279
Net operating losses	13,490	13,704
Compensation accruals	12,971	12,789
Lease liability	5,835	6,897
Investments	3,758	5,561
Capital losses	1,255	773
Other	984	581
Gross deferred tax assets	41,530	45,584
Valuation allowance	(6,107)	(6,844)
Gross deferred tax assets after valuation allowance	35,423	38,740
Deferred tax liabilities:
Intangible assets	(18,170)	(15,252)
Right of use asset	(4,328)	(5,263)
Fixed assets	(1,900)	(1,372)
Other investments	(1,487)	(975)
Gross deferred tax liabilities	(25,885)	(22,862)
Deferred tax assets, net	$9,538	$15,878

At each reporting date, the Company evaluates the positive and negative evidence used to determine the likelihood of realization of its deferred tax assets. The Company maintained a valuation allowance in the amount of $6.1 million and $6.8 million at December 31, 2020 and 2019, respectively, relating to deferred tax assets on items of a capital nature as well as certain state deferred tax assets.

As of December 31, 2020, the Company had net operating loss carry-forwards for federal income tax purposes represented by an $8.5 million deferred tax asset. The related federal net operating loss carry-forwards are scheduled to begin to expire in the year 2031. As of December 31, 2020, the Company had state net operating loss carry-forwards, varying by subsidiary and jurisdiction, represented by a $5.0 million deferred tax asset. The state net operating loss carry-forwards are scheduled to begin to expire in 2021.

Internal Revenue Code Section 382 ("Section 382") limits tax deductions for net operating losses, capital losses and net unrealized built-in losses after there is a substantial change in ownership in a corporation's stock involving a 50 percentage point increase in ownership by 5% or larger stockholders. At December 31, 2020, the Company had pre-change losses represented by deferred tax assets totaling $9.5 million that are subject to Section 382 limits. The utilization of these assets is subject to an annual limitation of $1.1 million.

Activity in unrecognized tax benefits were as follows:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Balance, beginning of year	$1,172	$—	$—
Decrease related to tax positions taken in prior years	(365)	—	—
Increase related to positions taken in the current year	214	1,172	—
Balance, end of year	$1,021	$1,172	$—

Notes to Consolidated Financial Statements—(Continued)

 If recognized, $0.8 million of the $1.0 million gross unrecognized tax benefit balance at December 31, 2020 would favorably impact the Company's effective income tax rate. The Company does not expect any significant changes to its liability for unrecognized tax benefits during the next 12 months.

The Company recognizes interest and penalties related to income tax matters within income tax expense. The Company recorded no interest or penalties related to unrecognized tax benefits at December 31, 2020, 2019 and 2018.

The earliest federal tax year that remains open for examination is 2017. The earliest open years in the Company's major state tax jurisdictions are 2010 for Connecticut and 2017 for all of the Company's remaining state tax jurisdictions.

10. Debt

Credit Agreement

The Company's credit agreement, as amended (the "Credit Agreement"), is comprised of (i) $365.0 million of seven-year term debt (the "Term Loan") expiring in June 2024, and (ii) a $100.0 million five-year revolving credit facility (the "Credit Facility") expiring in June 2022. During the year ended December 31, 2020, the Company reduced its Term Loan by $80.1 million, including the retirement of $10.0 million of principal for $8.9 million from certain debt holders in accordance with the prepayment provisions in the Credit Agreement. At December 31, 2020, $205.7 million was outstanding under the Term Loan, and the Company had no outstanding borrowings under its Credit Facility. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented in the Consolidated Balance Sheet net of related debt issuance costs, which were $4.5 million as of December 31, 2020.

Amounts outstanding under the Credit Agreement for the Term Loan and the Credit Facility bear interest at an annual rate equal to, at the option of the Company, either (i) LIBOR (adjusted for reserves) for interest periods of one, two, three or six months (or, solely in the case of the Credit Facility, if agreed to by each relevant lender, twelve months or periods less than one month), subject to a "floor" of 0% for the Credit Facility and 0.75% for the Term Loan, or (ii) an alternate base rate, in either case plus an applicable margin. The applicable margin on amounts outstanding under the Credit Agreement is 2.50%, in the case of LIBOR-based loans, and 1.50% in the case of alternate base rate loans. In each case the applicable margin is subject to a 25 basis point reduction if the Company's secured net leverage ratio (as defined in the Credit Agreement) as of the last day of the preceding fiscal quarter is not greater than 1.00 to 1.00, as reflected in certain financial reports required under the Credit Agreement.

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

The Term Loan amortizes at the rate of 1.00% per annum payable in equal quarterly installments and is mandatorily repaid with: (i) 50% of the Company's excess cash flow (as defined in the Credit Agreement) on an annual basis, declining to 25% if the Company's secured net leverage ratio declines below 1.0 and further declining to 0% if the Company's secured net leverage ratio declines below 0.5; (ii) the net proceeds of certain asset sales, casualty or condemnation events, subject to customary reinvestment rights; and (iii) the proceeds of any indebtedness incurred other than indebtedness permitted to be incurred by the Credit Agreement.

At any time, upon timely notice, the Company may terminate the Credit Agreement in full, reduce the commitment under the Credit Facility in minimum specified increments or prepay the Term Loan in whole or in part, subject to the payment of

Notes to Consolidated Financial Statements—(Continued)

breakage fees with respect to LIBOR-based loans and, in the case of any Term Loans that are prepaid in connection with a "repricing transaction" occurring within the six-month period following the closing date, a 1.00% premium.

Future minimum Term Loan payments (exclusive of any mandatory excess cash flow repayments) as of December 31, 2020 were as follows:

Year	Amount
(in thousands)
2021	$3,651
2022	3,652
2023	3,651
2024	194,718
$205,672

11. Commitments and Contingencies

Legal Matters

The Company is involved from time to time in litigation and arbitration, as well as examinations, inquiries and investigations by various regulatory bodies, including the SEC, involving its compliance with, among other things, securities laws, client investment guidelines, laws governing the activities of broker-dealers and other laws and regulations affecting its products and other activities. Legal and regulatory matters of this nature involve or may involve but are not limited to the Company's activities as an employer, issuer of securities, investor, investment adviser, broker-dealer or taxpayer. In addition, in the normal course of business, the Company discusses matters with its regulators raised during regulatory examinations or is otherwise subject to their inquiry. These matters could result in censures, fines, penalties or other sanctions.

The Company records a liability when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC 450, Contingencies. The disclosures, accruals or estimates, if any, resulting from the foregoing analysis are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Based on information currently available, available insurance coverage, indemnities and established reserves, the Company believes that the outcomes of its legal and regulatory proceedings are not likely, either individually or in the aggregate, to have a material adverse effect on the Company's results of operations, cash flows or its consolidated financial condition. However, in the event of unexpected subsequent developments and given the inherent unpredictability of these legal and regulatory matters, the Company can provide no assurance that its assessment of any claim, dispute, regulatory examination or investigation or other legal matter will reflect the ultimate outcome, and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's results of operations or cash flows in particular quarterly or annual periods.

12. Equity

Preferred Stock Conversion

On February 3, 2020, 1,150,000 shares of MCPS converted to 912,870 shares of the Company's common stock. Each share of MCPS converted to 0.7938 shares of common stock at a conversion price of $125.97 per share, subject to customary anti-dilution adjustments. The number of shares of common stock issued upon conversion was determined based on the volume-weighted average price per share of the Company's common stock over the 20 consecutive trading day period beginning on, and including, the 22nd scheduled trading day immediately preceding the mandatory conversion date.

Notes to Consolidated Financial Statements—(Continued)

Dividends

During the first and second quarters of the year ended December 31, 2020, the Board of Directors declared quarterly cash dividends on the Company's common stock of $0.67 each. During the third and fourth quarters of the year ended December 31, 2020, the Board of Directors declared quarterly cash dividends on the Company's common stock of $0.82 each. Total dividends declared on the Company's common stock were $25.0 million for the year ended December 31, 2020.

At December 31, 2020, $9.0 million was included as dividends payable in liabilities in the Consolidated Balance Sheet representing the fourth quarter dividends to be paid on February 12, 2021 for the Company's common stock shareholders of record as of January 29, 2021.

Common Stock Repurchases

In May 2020, the Company's Board of Directors authorized an additional 750,000 shares to be repurchased under the Company's share repurchase program, bringing the total number of shares authorized to be repurchased under the program since its inception to 4,930,045 shares. During the year ended December 31, 2020, the Company repurchased a total of 279,796 common shares at a weighted average price of $116.13 per share, for a total cost, including fees and expenses, of $32.5 million under its share repurchase program. As of December 31, 2020, 722,642 shares remain available for repurchase.  Under the terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

13. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss), by component, were as follows:

(in thousands)	Unrealized Gains (Losses) on Securities Available-for-Sale	Foreign Currency Translation Adjustments
Balance at December 31, 2019	$—	$9
Foreign currency translation adjustments, net of tax of $(7)	—	20
Net current-period other comprehensive income (loss)	—	20
Balance at December 31, 2020	$—	$29

(in thousands)	Unrealized Gains (Losses) on Securities Available-for-Sale	Foreign Currency Translation Adjustments
Balance at December 31, 2018	$(726)	$(5)
Foreign currency translation adjustments, net of tax of $(5)	—	14
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $(254)	726	—
Net current-period other comprehensive income (loss)	726	14
Balance at December 31, 2019	$—	$9

14. Retirement Savings Plan

The Company sponsors a defined contribution 401(k) retirement plan (the "401(k) Plan") covering all employees who meet certain age and service requirements. Employees may contribute a percentage of their eligible compensation into the 401(k) Plan, subject to certain limitations imposed by the Internal Revenue Code. Through December 31, 2020, the Company matched employees' contributions at a rate of 100% of employees' contributions up to the first 5.0% of the employees' compensation contributed to the 401(k) Plan. The Company's matching contributions were $5.3 million, $5.1 million and $5.2 million in 2020, 2019 and 2018, respectively.

Notes to Consolidated Financial Statements—(Continued)

15. Stock-Based Compensation

Pursuant to the Company's Omnibus Incentive and Equity Plan (the "Plan"), officers, employees and directors may be granted equity-based awards, including restricted stock units ("RSUs"), performance stock units ("PSUs"), stock options and unrestricted shares of common stock. At December 31, 2020, 343,165 shares of common stock remain available for issuance of the 2,820,000 shares that are authorized for issuance under the Plan.
Stock-based compensation expense is summarized as follows:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Stock-based compensation expense	$21,481	$22,232	$23,116

Restricted Stock Units

Each RSU entitles the holder to one share of common stock when the restriction expires. RSUs may be time-vested or performance-contingent (PSUs) that convert into RSUs after performance measurement is complete and generally vest in one to three years. Shares that are issued upon vesting are newly issued shares from the Plan and are not issued from treasury stock.
RSU activity, inclusive of PSUs, for the year ended December 31, 2020 is summarized as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	528,376	$115.74
Granted	211,660	$86.73
Forfeited	(10,734)	$106.28
Settled	(196,117)	$110.93
Outstanding at December 31, 2020	533,185	$106.19

The grant-date intrinsic value of RSUs granted during the year ended December 31, 2020 was $18.4 million.

	Years Ended December 31,
(in millions, except per share values)	2020	2019	2018
Weighted-average grant-date fair value per share	$86.73	$108.42	$131.16
Fair value of RSUs vested	$21.8	$17.8	$12.5

For the years ended December 31, 2020, 2019 and 2018, a total of 68,625, 66,441 and 41,101 RSUs, respectively, were withheld by the Company as a result of net share settlements to settle minimum employee tax withholding obligations. The Company paid $6.5 million, $6.9 million and $5.3 million for the years ended December 31, 2020, 2019 and 2018, respectively, in minimum employee tax withholding obligations related to RSUs withheld for net share settlements. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have been otherwise issued as a result of the vesting.

During the years ended December 31, 2020 and 2019, the Company granted 68,371 and 52,960 PSUs that contain performance-based metrics in addition to a service condition. Compensation expense for PSUs is generally recognized over a three-year service period based upon the value determined using a combination of (i) the intrinsic value method, for awards that contain a performance metric that represents a "performance condition" in accordance with ASC 718, and (ii) the Monte Carlo simulation valuation model for awards that contain a "market condition" performance metric under ASC 718. Compensation expense for PSU awards that contain a market condition is fixed at the date of grant and will not be adjusted in future periods based upon the achievement of the market condition. Compensation expense for PSU awards with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period.
As of December 31, 2020 and 2019, unamortized stock-based compensation expense for unvested RSUs and PSUs was $22.3 million and $27.8 million, respectively, with a weighted average remaining contractual life of 1.2 years and 1.3 years, respectively. The Company did not capitalize any stock-based compensation expenses during the years ended December 31,

Notes to Consolidated Financial Statements—(Continued)

2020, 2019 and 2018.

Stock Options

Stock option activity for the year ended December 31, 2020 is summarized as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	6,654	$39.35
Exercised	(5,461)	$35.89
Outstanding at December 31, 2020	1,193	$55.18
Vested and exercisable at December 31, 2020	1,193	$55.18

Stock options generally cliff vest after three years and have a contractual life of ten years. The weighted-average remaining contractual term for stock options outstanding, vested and exercisable at December 31, 2020 and December 31, 2019 was 0.2 and 0.8 years, respectively. At December 31, 2020, the aggregate intrinsic value of stock options outstanding and vested and exercisable was $0.2 million. The total intrinsic value of stock options exercised for the years ended December 31, 2020, 2019 and 2018 was $0.4 million, $6.4 million and $3.0 million, respectively. Cash received from stock option exercises was $0.2 million, $0.7 million and $0.8 million for 2020, 2019 and 2018, respectively.

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

16. Earnings (Loss) Per Share

The computation of basic and diluted EPS is as follows:

	Years Ended December 31,
(in thousands, except per share amounts)	2020	2019	2018
Net Income (Loss)	$119,963	$105,508	$76,080
Noncontrolling interests	(40,006)	(9,859)	(551)
Net Income (Loss) Attributable to Stockholders	79,957	95,649	75,529
Preferred stock dividends	—	(8,337)	(8,337)
Net Income (Loss) Attributable to Common Stockholders	$79,957	$87,312	$67,192
Shares (in thousands):
Basic: Weighted-average number of shares outstanding	7,620	6,963	7,174
Plus: Incremental shares from assumed conversion of dilutive instruments	356	1,186	1,353
Diluted: Weighted-average number of shares outstanding	7,976	8,149	8,527
Earnings (Loss) per Share—Basic	$10.49	$12.54	$9.37
Earnings (Loss) per Share—Diluted	$10.02	$11.74	$8.86

The following table details the securities that have been excluded from the above computation of weighted-average number of shares for diluted EPS, because the effect would be anti-dilutive.

	Years Ended Years Ended December 31,
(in thousands)	2020	2019	2018
Restricted stock units and stock options	1	22	12
Total anti-dilutive securities	1	22	12

Notes to Consolidated Financial Statements—(Continued)

17. Concentration of Credit Risk

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company. The following client including the Company's sponsored funds provided 10 percent or more of the Company's investment management, administration and shareholder service fee revenues:

	2020	2019	2018
Virtus KAR Small Cap Growth Fund	10%	*	*
Virtus Newfleet Multi-Sector Short Term Bond Fund	*	*	10%
Virtus Vontobel Emerging Markets Opportunities Fund	*	*	10%
* Less than 10 percent of total revenues of the Company

18. Redeemable Noncontrolling Interests

Redeemable noncontrolling interests for the year ended December 31, 2020 included the following amounts:

(in thousands)	CIP	Affiliate Noncontrolling Interests	Total
Balance at December 31, 2019	$5,429	$58,416	$63,845
Net income (loss) attributable to noncontrolling interests	997	5,979	6,976
Changes in redemption value (1)	—	31,732	31,732
Total net income (loss) attributable to noncontrolling interests	997	37,711	38,708
Net subscriptions (redemptions) and other	21,635	(8,675)	12,960
Balance at December 31, 2020	$28,061	$87,452	$115,513
(1)Relates to noncontrolling interests redeemable at other than fair value.

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

The Company evaluates any VIEs in which the Company has a variable interest for consolidation. A VIE is an entity in which either (i) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (ii) where as a group, the holders of the equity investment at risk do not possess (x) the power through voting or similar rights to direct the activities that most significantly impact the entity's economic performance; (y) the obligation to absorb expected losses or the right to receive expected residual returns of the entity; or (z) proportionate voting and economic interests and where substantially all of the entity's activities either involve or are conducted on behalf of an investor with disproportionately fewer voting rights. If an entity has any of these characteristics, it is considered a VIE and is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that has both the power to direct the activities that most significantly impact the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

In the normal course of its business, the Company sponsors various investment products, some of which are consolidated by the Company. CIP includes both VOEs, made up primarily of open-end funds in which the Company holds a controlling financial interest, and VIEs, which primarily consist of CLOs of which the Company is considered the primary beneficiary. The consolidation and deconsolidation of these investment products have no impact on net income (loss) attributable to stockholders. The Company's risk with respect to these investment products is limited to its beneficial interests in these products. The Company has no right to the benefits from, and does not bear the risks associated with, these investment products beyond the Company's investments in, and fees generated from, these products.

Notes to Consolidated Financial Statements—(Continued)

The following table presents the balances of CIP that, after intercompany eliminations, were reflected in the Consolidated Balance Sheets as of December 31, 2020 and 2019:

	As of December 31,
	2020			2019
	VOEs	VIEs		VOEs	VIEs
(in thousands)		CLOs	Other		CLOs	Other
Cash and cash equivalents	$9,837	$82,295	$1,206	$2,665	$97,130	$363
Investments	57,256	2,217,055	58,966	22,223	1,976,148	31,739
Other assets	1,989	10,484	957	1,563	21,450	599
Notes payable	—	(2,190,445)	—	—	(1,834,535)	—
Securities purchased payable and other liabilities	(2,566)	(42,940)	(323)	(2,964)	(164,887)	(200)
Noncontrolling interests	(24,707)	(9,799)	(3,354)	(3,865)	(10,558)	$(1,564)
Net interests in CIP	$41,809	$66,650	$57,452	$19,622	$84,748	$30,937

Consolidated CLOs

The majority of the Company's CIP that are VIEs are CLOs. At December 31, 2020, the Company consolidated six CLOs. The financial information of certain CLOs is included in the Company's consolidated financial statements on a one-month lag based upon the availability of the fund's financial information. A majority-owned consolidated private fund, whose primary purpose is to invest in CLOs for which the Company serves as the collateral manager, is also included.

Investments of CLOs

The CLOs held investments of $2.2 billion at December 31, 2020 consisting of bank loan investments, which comprise the majority of the CLOs' portfolio asset collateral and are senior secured corporate loans across a variety of industries. These bank loan investments mature at various dates between 2021 and 2029 and pay interest at LIBOR plus a spread of up to 12.0%. The CLOs may elect to reinvest any prepayments received on bank loan investments up until the periods between October 2019 and March 2025, depending on the CLO. Generally, subsequent prepayments received after the reinvestment period must be used to pay down the note obligations. At December 31, 2020, the fair value of the senior bank loans was less than the unpaid principal balance by $79.3 million. At December 31, 2020, there were no material collateral assets in default.

Notes Payable of CLOs

The CLOs held notes payable with a total value, at par, of $2.4 billion at December 31, 2020, consisting of senior secured floating rate notes payable with a par value of $2.2 billion and subordinated notes with a par value of $225.9 million. These note obligations bear interest at variable rates based on LIBOR plus a pre-defined spread ranging from 0.8% to 8.7%. The principal amounts outstanding of these note obligations mature on dates ranging from October 2027 to April 2033.

The Company's beneficial interests and maximum exposure to loss related to these consolidated CLOs is limited to (i) ownership in the subordinated notes and (ii) accrued management fees. The secured notes of the consolidated CLOs have contractual recourse only to the related assets of the CLO and are classified as financial liabilities. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative prescribed by ASU 2014-13, Consolidation (Topic 810) ("ASU 2014-13") results in the net assets of the consolidated CLOs shown above to be equivalent to the beneficial interests retained by the Company at December 31, 2020, as shown in the table below:

(in thousands)
Subordinated notes	$65,332
Accrued investment management fees	1,318
Total Beneficial Interests	$66,650

Notes to Consolidated Financial Statements—(Continued)

The following table represents income and expenses of the consolidated CLOs included in the Company's Consolidated Statements of Operations for the period indicated:

Year Ended
December 31, 2020
(in thousands)
Income:
Realized and unrealized gain (loss), net	$(6,519)
Interest income	106,536
Total Income	$100,017

Expenses:
Other operating expenses	$9,991
Interest expense	85,437
Total Expense	95,428
Noncontrolling interests	(1,298)
Net Income (loss) attributable to CIP	$3,291

As summarized in the table below, the application of the measurement alternative as prescribed by ASU 2014-13 results in the consolidated net income summarized above to be equivalent to the Company's own economic interests in the consolidated CLOs, which are eliminated upon consolidation:

Year Ended
December 31, 2020
(in thousands)
Distributions received and unrealized gains (losses) on the subordinated notes held by the Company	$(5,454)
Investment management fees	8,745
Total Economic Interests	$3,291

Fair Value Measurements of CIP
The assets and liabilities of CIP measured at fair value on a recurring basis as of December 31, 2020 and 2019 by fair value hierarchy level were as follows:

As of December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$82,295	$—	$—	$82,295
Debt investments	16,859	2,219,199	53,368	2,289,426
Equity investments	38,468	3,856	814	43,138
Derivatives	858	1,227	—	2,085
Total assets measured at fair value	$138,480	$2,224,282	$54,182	$2,416,944
Liabilities
Notes payable	$—	$2,190,445	$—	$2,190,445
Derivatives	714	757	—	1,471
Short sales	520	—	—	520
Total liabilities measured at fair value	$1,234	$2,191,202	$—	$2,192,436

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$97,130	$—	$—	$97,130
Debt investments	218	1,973,427	39,389	2,013,034
Equity investments	15,872	171	1,033	17,076
Total assets measured at fair value	$113,220	$1,973,598	$40,422	$2,127,240
Liabilities
Notes payable	$—	$1,834,535	$—	$1,834,535
Short sales	430	—	—	430
Total liabilities measured at fair value	$430	$1,834,535	$—	$1,834,965

The following is a discussion of the valuation methodologies used for the assets and liabilities of the Company's CIP measured at fair value.

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

Derivative assets and liabilities represent futures contracts, swaps contracts, option contracts and forward contracts held in CIP. Derivative instruments in an asset position are classified as other assets of CIP on the Consolidated Balance Sheets. Derivative instruments in a liability position are classified as liabilities of CIP within the Consolidated Balance Sheets. The change in fair value of such derivatives is recorded in realized and unrealized gain (loss) on investments of CIP, net, on the Consolidated Statements of Operations. Depending on the nature of the inputs, these derivative assets and liabilities are classified as Level 1, 2 or 3 within the fair value measurement hierarchy. In connection with entering into these derivative contracts, these CIP may be required to pledge an amount of cash equal to the appropriate "initial margin" requirements. The cash pledged or on deposit is recorded on the Consolidated Balance Sheets of the Company as cash pledged or on deposit of CIP. The fair value of such derivatives at December 31, 2020 was immaterial.

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

The securities purchase payable at December 31, 2020 and 2019 approximated fair value due to the short term nature of the instruments.

Notes to Consolidated Financial Statements—(Continued)

The following table is a reconciliation of assets of CIP for Level 3 investments for which significant unobservable inputs were used to determine fair value.

	Year Ended December 31,
(in thousands)	2020	2019
Level 3 Investments of CIP (1)
Balance at beginning of period	$40,422	$6,848
Purchases	2,197	2,466
Sales	(1,843)	(7,310)
Amortization	31	(13)
Change in unrealized gains (losses), net	(1,245)	235
Realized gains (loss), net	20	(94)
Transfers to Level 2	(61,335)	(52,875)
Transfers from Level 2	75,935	91,165
Balance at end of period	$54,182	$40,422

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

The Company has interests in certain other VIEs that the Company does not consolidate as it is not the primary beneficiary since its interest in these entities does not provide the Company with the power to direct the activities that most significantly impact the entities' economic performance. At December 31, 2020, the carrying value and maximum risk of loss related to the Company's interest in these VIEs was $28.7 million.

20. Subsequent Events

AllianzGI Strategic Partnership

On February 1, 2021, the Company completed actions necessary to finalize its agreement from July 2020 with Allianz Global Investors U.S. LLC and Allianz Global Investors Distributors LLC (collectively, "AllianzGI") pursuant to which the company became the investment adviser, distributor and/or administrator of certain AllianzGI's open-end, closed-end and retail separate account assets.

Agreement with Westchester Capital Management

On February 1, 2021, the Company entered into an agreement to acquire all of the equity of Westchester Capital Management. The transaction is expected to close in the second half of the 2021, subject to customary closing conditions and approvals by Westchester Capital Management Funds Board and shareholders.

Notes to Consolidated Financial Statements—(Continued)

Dividends Declared

On February 24, 2021, the Company declared a quarterly cash dividend of $0.82 per common share to be paid on May 14, 2021 to shareholders of record at the close of business on April 30, 2021.

21. Selected Quarterly Data (Unaudited)

	2020
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$171,646	$154,790	$132,894	$144,566
Operating Income (Loss)	50,931	41,009	26,622	24,602
Net Income (Loss)	61,814	40,934	16,209	1,006
Net Income (Loss) Attributable to Common Stockholders	43,315	29,648	11,279	(4,285)
Earnings (loss) per share—Basic	$5.67	$3.86	$1.46	$(0.58)
Earnings (loss) per share—Diluted	$5.40	$3.71	$1.43	$(0.58)

	2019
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$146,084	$145,955	$140,489	$130,718
Operating Income (Loss)	37,796	35,787	30,128	20,999
Net Income (Loss)	29,782	25,359	27,899	22,468
Net Income (Loss) Attributable to Common Stockholders	20,808	22,000	24,842	19,662
Earnings (loss) per share—Basic	$3.02	$3.17	$3.55	$2.80
Earnings (loss) per share—Diluted	$2.83	$2.95	$3.26	$2.61