Form 10-Q
period 2021-03-31
VIRTUS INVESTMENT PARTNERS, INC.
filed 2021-05-06
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock was 7,649,806 as of April 23, 2021.

VIRTUS INVESTMENT PARTNERS, INC.

"We," "us," "our," the "Company," and "Virtus" as used in this Quarterly Report on Form 10-Q, refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
Virtus Investment Partners, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share data)	March 31, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$228,260	$246,511
Investments	67,651	64,944
Accounts receivable, net	116,160	84,499
Assets of consolidated investment products ("CIP")
Cash and cash equivalents of CIP	170,725	86,980
Cash pledged or on deposit of CIP	734	6,358
Investments of CIP	2,299,607	2,333,277
Other assets of CIP	55,911	13,430
Furniture, equipment and leasehold improvements, net	13,489	14,488
Intangible assets, net	391,187	280,264
Goodwill	315,366	290,366
Deferred taxes, net	9,161	9,538
Other assets	33,908	36,288
Total assets	$3,702,159	$3,466,943
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$62,335	$122,514
Accounts payable and accrued liabilities	55,153	25,357
Dividends payable	8,593	9,013
Contingent consideration (Note 3)	137,664	—
Debt	195,726	201,212
Other liabilities	37,442	36,120
Liabilities of CIP
Notes payable of CIP	2,197,695	2,190,445
Securities purchased payable and other liabilities of CIP	156,374	45,829
Total liabilities	2,850,982	2,630,490
Commitments and Contingencies (Note 14)
Redeemable noncontrolling interests	112,482	115,513
Equity:
Equity attributable to stockholders:
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 11,876,994 shares issued and 7,649,679 shares outstanding at March 31, 2021, respectively, and 11,790,869 shares issued and 7,583,466 shares outstanding at December 31, 2020, respectively	119	118
Additional paid-in capital	1,284,643	1,298,002
Retained earnings (accumulated deficit)	(98,671)	(135,259)
Accumulated other comprehensive income (loss)	35	29
Treasury stock, at cost, 4,227,315 and 4,207,403 shares at March 31, 2021 and December 31, 2020, respectively	(456,748)	(451,749)
Total equity attributable to stockholders	729,378	711,141
Noncontrolling interests	9,317	9,799
Total equity	738,695	720,940
Total liabilities and equity	$3,702,159	$3,466,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Revenues
Investment management fees	$173,269	$120,288
Distribution and service fees	20,348	9,460
Administration and shareholder service fees	22,560	14,653
Other income and fees	720	165
Total revenues	216,897	144,566
Operating Expenses
Employment expenses	91,759	66,130
Distribution and other asset-based expenses	32,294	19,409
Other operating expenses	19,580	18,885
Operating expenses of consolidated investment products ("CIP")	559	6,749
Depreciation expense	1,098	1,258
Amortization expense	9,465	7,533
Total operating expenses	154,755	119,964
Operating Income (Loss)	62,142	24,602
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	891	(7,544)
Realized and unrealized gain (loss) of CIP, net	(4,687)	(8,669)
Other income (expense), net	1,771	612
Total other income (expense), net	(2,025)	(15,601)
Interest Income (Expense)
Interest expense	(2,314)	(3,199)
Interest and dividend income	136	752
Interest and dividend income of investments of CIP	23,876	29,229
Interest expense of CIP	(14,448)	(24,486)
Total interest income (expense), net	7,250	2,296
Income (Loss) Before Income Taxes	67,367	11,297
Income tax expense (benefit)	15,153	10,291
Net Income (Loss)	52,214	1,006
Noncontrolling interests	(15,626)	(5,291)
Net Income (Loss) Attributable to Common Stockholders	$36,588	$(4,285)
Earnings (Loss) per Share—Basic	$4.79	$(0.58)
Earnings (Loss) per Share—Diluted	$4.54	$(0.58)
Weighted Average Shares Outstanding—Basic	7,633	7,422
Weighted Average Shares Outstanding—Diluted	8,052	7,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Net Income (Loss)	$52,214	$1,006
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0 and $9 for the three months ended March 31, 2021 and 2020, respectively	6	(25)
Other comprehensive income (loss)	6	(25)
Comprehensive income (loss)	52,220	981
Comprehensive (income) loss attributable to noncontrolling interests	(15,626)	(5,291)
Comprehensive Income (Loss) Attributable to Stockholders	$36,594	$(4,310)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$52,214	$1,006
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense, intangible asset and other amortization	11,214	10,878
Stock-based compensation	7,995	3,621
Amortization of deferred commissions	569	517
Payments of deferred commissions	(1,253)	(518)
Equity in earnings of equity method investments	(1,028)	(657)
(Gain) loss on extinguishment of debt	—	(705)
Realized and unrealized (gains) losses on investments, net	(889)	7,544
Sales (purchases) of investments, net	(25)	2,153
Deferred taxes, net	377	7,175
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	(27,102)	6,377
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	(36,543)	(64,917)
Operating activities of consolidated investment products ("CIP"):
Realized and unrealized (gains) losses on investments of CIP, net	2,066	6,581
Purchases of investments by CIP	(250,865)	(509,337)
Sales of investments by CIP	377,388	273,962
Net proceeds (purchases) of short term investments by CIP	16,693	(396)
(Purchases) sales of securities sold short by CIP, net	23	181
Change in other assets of CIP	287	(17)
Change in liabilities of CIP	(970)	932
Amortization of discount on notes payable of CIP	—	3,300
Net cash provided by (used in) operating activities	150,151	(252,320)
Cash Flows from Investing Activities:
Capital expenditures and other asset purchases	(2,560)	(358)
Change in cash and cash equivalents of CIP due to consolidation (deconsolidation), net	(48)	9,724
Net cash provided by (used in) investing activities	(2,608)	9,366

Cash Flows from Financing Activities:
Payment of long term debt	(5,913)	(26,547)
Common stock dividends paid	(7,117)	(5,832)
Preferred stock dividends paid	—	(2,084)
Repurchases of common shares	(4,999)	(10,000)
Stock options exercised	66	101
Taxes paid related to net share settlement of restricted stock units	(15,163)	(3,551)
Net subscriptions received from (redemptions/distributions paid to) noncontrolling interests	(19,004)	728
Financing activities of CIP:
Payments on borrowings by CIP	(35,543)	(40,690)
Borrowings by CIP	—	402,516
Net cash provided by (used in) financing activities	(87,673)	314,641
Net increase (decrease) in cash, cash equivalents and restricted cash	59,870	71,687
Cash, cash equivalents and restricted cash, beginning of period	339,849	321,939
Cash, cash equivalents and restricted cash, end of period	$399,719	$393,626
Non-Cash Investing Activities:
Change in accrual for capital expenditures	$45	$(20)
Contingent consideration	$137,664	$—
Non-Cash Financing Activities:
Increase (decrease) to noncontrolling interests due to consolidation (deconsolidation) of CIP, net	$—	$17,137
Common stock dividends payable	$6,219	$5,175
Conversion of preferred stock to common stock	$—	$115,000

(in thousands)	March 31, 2021	December 31, 2020
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$228,260	$246,511
Cash of CIP	170,725	86,980
Cash pledged or on deposit of CIP	734	6,358
Cash, cash equivalents and restricted cash at end of period	$399,719	$339,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Permanent Equity												Temporary Equity
	Common Stock		Preferred Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Stockholders	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
(in thousands, except per share data)	Shares	Par Value	Shares	Amount				Shares	Amount
Balances at December 31, 2019	6,809,280	$107	1,150,000	$110,843	$1,199,205	$(215,216)	$9	3,927,607	$(419,249)	$675,699	$10,558	$686,257	$63,845
Net income (loss)	—	—	—	—	—	(4,285)	—	—	—	(4,285)	255	(4,030)	5,036
Foreign currency translation adjustments	—	—	—	—	—	—	(25)	—	—	(25)	—	(25)	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	—	—	(566)	(566)	18,234
Cash dividends declared ($0.67 per common share)	—	—	—	—	(6,180)	—	—	—	—	(6,180)	—	(6,180)	—
Repurchases of common shares	(110,956)	—	—	—	—	—	—	110,956	(10,000)	(10,000)	—	(10,000)	—
Conversion of preferred stock	912,806	9	(1,150,000)	(110,843)	110,834	—	—	—	—	—	—	—	—
Issuance of common shares related to employee stock transactions	84,283	1	—	—	100	—	—	—	—	101	—	101	—
Taxes paid on stock-based compensation	—	—	—	—	(3,550)	—	—	—	—	(3,550)	—	(3,550)	—
Stock-based compensation	—	—	—	—	4,459	—	—	—	—	4,459	—	4,459	—
Balances at March 31, 2020	7,695,413	$117	—	$—	$1,304,868	$(219,501)	$(16)	4,038,563	$(429,249)	$656,219	$10,247	$666,466	$87,115
Balances at December 31, 2020	7,583,466	$118	—	$—	$1,298,002	$(135,259)	$29	4,207,403	$(451,749)	$711,141	$9,799	$720,940	$115,513
Net income (loss)	—	—	—	—	—	36,588	—	—	—	36,588	75	36,663	15,551
Foreign currency translation adjustments	—	—	—	—	—	—	6	—	—	6	—	6	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	—	—	(557)	(557)	(18,582)
Cash dividends declared ($0.82 per common share)	—	—	—	—	(6,696)	—	—	—	—	(6,696)	—	(6,696)	—
Repurchases of common shares	(19,912)	—	—	—	—	—	—	19,912	(4,999)	(4,999)	—	(4,999)	—
Issuance of common shares related to employee stock transactions	86,125	1	—	—	65	—	—	—	—	66	—	66	—
Taxes paid on stock-based compensation	—	—	—	—	(15,163)	—	—	—	—	(15,163)		(15,163)	—
Stock-based compensation	—	—	—	—	8,435	—	—	—	—	8,435	—	8,435	—
Balances at March 31, 2021	7,649,679	$119	—	$—	$1,284,643	$(98,671)	$35	4,227,315	$(456,748)	$729,378	$9,317	$738,695	$112,482

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 Annual Report on Form 10-K") filed with the Securities and Exchange Commission (the "SEC"). The Company’s significant accounting policies, which have been consistently applied, are summarized in its 2020 Annual Report on Form 10-K.

New Accounting Standards Implemented

In January 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). This standard clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323 and the accounting for certain forward contracts and purchased options in Topic 815. The Company adopted this standard on January 1, 2021. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, Income Taxes, and also improves consistent application by clarifying and amending existing guidance. The Company adopted this standard on January 1, 2021. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

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

    Revenue Disaggregated by Source

The following table summarizes revenue by source:

	Three Months Ended March 31,
(in thousands)	2021	2020
Investment management fees
Open-end funds	$88,872	$59,108
Closed-end funds	12,940	10,179
Retail separate accounts	37,512	25,714
Institutional accounts	32,438	22,917
Structured products	1,259	1,574
Other products	248	796
Total investment management fees	173,269	120,288
Distribution and service fees	20,348	9,460
Administration and shareholder service fees	22,560	14,653
Other income and fees	720	165
Total revenues	$216,897	$144,566

4. AllianzGI Strategic Partnership

On February 1, 2021, the Company completed the actions necessary to finalize its strategic partnership with Allianz Global Investors ("AllianzGI"), announced in July 2020, pursuant to which the Company became the investment adviser, distributor and/or administrator of certain of AllianzGI's open-end, closed-end and retail separate account assets. Additionally, as part of the strategic partnership, AllianzGI’s Dallas-based Value Equity team joined the Company as a newly established affiliated manager, NFJ Investment Group. Assets acquired in connection with the transaction primarily consisted of definite-lived intangible assets representing open-end, closed-end and retail separate account investment contracts as well as indefinite-lived assets consisting of goodwill related to the NFJ Investment Group. The NFJ Investment Group revenues and operating income was not material to the Company's results of operations for the three months ended March 31, 2021.
Transaction consideration consists of variable cash payments based on a percentage of the investment management fees earned on certain open-end, closed-end and retail separate account assets adopted under the transaction. Payments are to be made annually around the anniversary of the closing date of the transaction over the next seven years. The transaction consideration is being accounted for as contingent consideration with the estimated future payments of $137.7 million as of March 31, 2021 being recorded as a liability on the Company's Condensed Consolidated Balance Sheet. In addition, the Company capitalized $7.7 million of costs associated with certain assets acquired.
The following table summarizes the identified acquired assets:

	February 1, 2021
(in thousands)	Approximate Fair Value	Weighted Average Useful Life
Definite-lived intangible assets:
Open-end and closed-end fund investment contracts	$101,447	13 years
Retail separate account investment contracts	17,000	6 years
Trade name	1,941	8 years
Total definite-lived intangible assets	$120,388
Goodwill	25,000
Total assets acquired	$145,388

5. Intangible Assets, Net

Below is a summary of intangible assets, net:

(in thousands)	March 31, 2021	December 31, 2020
Definite-lived intangible assets:
Investment contracts and other	$609,958	$489,570
Accumulated amortization	(262,287)	(252,822)
Definite-lived intangible assets, net	347,671	236,748
Indefinite-lived intangible assets	43,516	43,516
Total intangible assets, net	$391,187	$280,264

Activity in goodwill and intangible assets, net was as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Intangible assets, net
Balance, beginning of period	$280,264	$310,391
Additions	120,388	—
Amortization	(9,465)	(7,533)
Balance, end of period	$391,187	$302,858

Definite-lived intangible asset amortization for the remainder of fiscal year 2021 and succeeding fiscal years is estimated as follows:

Fiscal Year	Amount (in thousands)
Remainder of 2021	31,145
2022	41,440
2023	40,778
2024	35,136
2025	30,368
2026 and thereafter	168,804
$347,671

6. Investments
Investments consist primarily of investments in the Company's sponsored products. The Company's investments, excluding the assets of consolidated investment products ("CIP") discussed in Note 16, at March 31, 2021 and December 31, 2020 were as follows:

(in thousands)	March 31, 2021	December 31, 2020
Investment securities - fair value	$40,904	$39,990
Equity method investments (1)	13,568	12,676
Nonqualified retirement plan assets	11,177	10,612
Other investments	2,002	1,666
Total investments	$67,651	$64,944

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

Investment Securities - fair value
Investment securities - fair value consist of investments in the Company's sponsored funds, separately managed accounts and trading debt securities. The composition of the Company’s investment securities - fair value was as follows:

	March 31, 2021		December 31, 2020
(in thousands)	Cost	Fair Value	Cost	Fair Value
Investment Securities - fair value
Sponsored funds	$27,323	$26,598	$22,378	$25,909
Equity securities	10,467	14,303	9,614	14,078
Debt securities	7	3	7	3
Total investment securities - fair value	$37,797	$40,904	$31,999	$39,990

For the three months ended March 31, 2021, the Company recognized realized gains of $0.8 million on the sale of its investment securities - fair value. For the three months ended March 31, 2020, the Company recognized realized losses of $0.3 million on the sale of its investment securities - fair value.

7. Fair Value Measurements
The Company’s assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of CIP discussed in Note 16, as of March 31, 2021 and December 31, 2020 by fair value hierarchy level were as follows:
March 31, 2021

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$178,556	$—	$—	$178,556
Investment securities - fair value
Sponsored funds	26,598	—	—	26,598
Equity securities	14,303	—	—	14,303
Debt securities	—	3	—	3
Nonqualified retirement plan assets	11,177	—	—	11,177
Total assets measured at fair value	$230,634	$3	$—	$230,637

December 31, 2020

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$207,101	$—	$—	$207,101
Investment securities - fair value
Sponsored funds	25,909	—	—	25,909
Equity securities	14,078	—	—	14,078
Debt securities	—	3	—	3
Nonqualified retirement plan assets	10,612	—	—	10,612
Total assets measured at fair value	$257,700	$3	$—	$257,703

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

The Company had no Level 3 investments for the three-month periods ended March 31, 2021 and 2020, respectively.

8. Equity Transactions

Dividends Declared

On February 24, 2021, the Company declared a quarterly cash dividend of $0.82 per common share to be paid on May 14, 2021 to stockholders of record at the close of business on April 30, 2021.

Common Stock Repurchases

During the three months ended March 31, 2021, the Company repurchased 19,912 common shares at a weighted average price of $251.07 per share, for a total cost, including fees and expenses, of $5.0 million under its share repurchase program. As of March 31, 2021, 702,730 shares remained available for repurchase. Under the terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

9. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2021 and 2020 were as follows:

(in thousands)	Foreign Currency Translation Adjustments
Balance at December 31, 2020	$29
Foreign currency translation adjustments, net of tax of $—	6
Net current-period other comprehensive income (loss)	6
Balance at March 31, 2021	$35

(in thousands)	Foreign Currency Translation Adjustments
Balance at December 31, 2019	$9
Foreign currency translation adjustments, net of tax of $9	(25)
Net current-period other comprehensive income (loss)	(25)
Balance at March 31, 2020	$(16)

10. Stock-Based Compensation

Pursuant to the Company's Omnibus Incentive and Equity Plan (the "Plan"), officers, employees and directors may be granted equity-based awards, including restricted stock units ("RSUs"), performance stock units ("PSUs"), stock options and unrestricted shares of common stock. At March 31, 2021, 271,890 shares of common stock remained available for issuance of the 2,820,000 shares that are authorized for issuance under the Plan.

Stock-based compensation expense is summarized as follows:

	Three Months Ended March 31,
	2021	2020
(in thousands)
Stock-based compensation expense	$7,995	$3,621

Restricted Stock Units

Each RSU entitles the holder to one share of common stock when the restriction expires. RSUs may be time-vested or performance-contingent (PSUs) that convert into RSUs after performance measurement is complete and generally vest in one to three years. Shares that are issued upon vesting are newly issued shares from the Plan and are not issued from treasury stock.

RSU activity, inclusive of PSUs, for the three months ended March 31, 2021 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	533,185	$106.19
Granted	88,495	$262.68
Forfeited	(17,220)	$133.62
Settled	(143,139)	$125.81
Outstanding at March 31, 2021	461,321	$129.09
For the three months ended March 31, 2021 and 2020, a total of 57,885 and 41,426 RSUs, respectively, were withheld by the Company as a result of net share settlements to settle minimum employee tax withholding obligations. The Company paid $15.2 million and $3.6 million for the three months ended March 31, 2021 and 2020, respectively, in minimum employee tax withholding obligations related to RSUs withheld for net share settlements. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have been otherwise issued as a result of the vesting.
During the three months ended March 31, 2021, the Company granted 24,798 PSUs that contain performance-based metrics in addition to a service condition. Compensation expense for PSUs is generally recognized over a three-year service period based upon the value determined using a combination of (i) the intrinsic value method, for awards that contain a performance metric that represents a "performance condition" in accordance with ASC 718, and (ii) the Monte Carlo simulation valuation model for awards that contain a "market condition" performance metric under ASC 718. Compensation expense for PSU awards that contain a market condition is fixed at the date of grant and will not be adjusted in future periods based upon the achievement of the market condition. Compensation expense for PSU awards with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period.

As of March 31, 2021, unamortized stock-based compensation expense for unvested RSUs and PSUs was $35.2 million, with a weighted-average remaining contractual life of 1.5 years.

11. Earnings (Loss) Per Share
Earnings (loss) per share ("EPS") is calculated in accordance with ASC 260, Earnings per Share. Basic EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period, excluding dilution for potential common stock issuances. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, including: (i) shares issuable upon the vesting of RSUs and stock option exercises using the treasury stock method and (ii) shares issuable upon the conversion of the Company's previously outstanding mandatory convertible preferred stock ("MCPS"), as determined under the if-converted method. For purposes of calculating diluted EPS, preferred stock dividends have been subtracted from net income (loss) in periods in which utilizing the if-converted method would be anti-dilutive.

The computation of basic and diluted EPS is as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2020
Net Income (Loss)	$52,214	$1,006
Noncontrolling interests	(15,626)	(5,291)
Net Income (Loss) Attributable to Common Stockholders	$36,588	$(4,285)
Shares:
Basic: Weighted-average number of shares outstanding	7,633	7,422
Plus: Incremental shares from assumed conversion of dilutive instruments	419	—
Diluted: Weighted-average number of shares outstanding	8,052	7,422
Earnings (Loss) per Share—Basic	$4.79	$(0.58)
Earnings (Loss) per Share—Diluted	$4.54	$(0.58)

The following table details the securities that have been excluded from the above computation of weighted-average number of shares for diluted EPS, because the effect would be anti-dilutive.

	Three Months Ended March 31,
(in thousands)	2021	2020
Restricted stock units and options	10	597
Preferred stock	—	321
Total anti-dilutive securities	10	918

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

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 22.5% and 91.1% for the three months ended March 31, 2021 and 2020, respectively. The comparatively lower estimated effective tax rate for the three months ended March 31, 2021 was primarily due to valuation allowances recorded in the prior year period for the tax effects of unrealized losses on certain Company investments.

13. Debt

Credit Agreement

The Company's credit agreement, as amended (the "Credit Agreement"), is comprised of (i) $365.0 million of seven-year term debt (the "Term Loan") expiring in June 2024 and (ii) a $100.0 million five-year revolving credit facility (the "Credit Facility") expiring in June 2022. During the three months ended March 31, 2021, the Company repaid $5.9 million outstanding under its Term Loan. At March 31, 2021, $199.8 million remained outstanding under the Term Loan, and the Company had no outstanding borrowings under its Credit Facility. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented on the Condensed Consolidated Balance Sheet net of related debt issuance costs, which were $4.1 million as of March 31, 2021.

14. Commitments and Contingencies
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

15. Redeemable Noncontrolling Interests

Redeemable noncontrolling interests represent third-party investments in the Company's CIP and minority interests held in a consolidated majority-owned affiliate. Minority interests held in the affiliate are subject to holder put rights and Company call rights at established multiples of earnings before interest, taxes, depreciation and amortization and, as such, are considered redeemable at other than fair value. The rights are exercisable at pre-established intervals (between four and seven years from their issuance) or upon certain conditions such as retirement. The put and call rights are not legally detachable or separately exercisable and are deemed to be embedded in the related noncontrolling interests. The Company, in purchasing affiliate equity, has the option to settle in cash or shares of the Company's common stock and is entitled to the cash flow associated with any purchased equity. Minority interests in an affiliate are recorded at estimated redemption value within redeemable noncontrolling interests in the Company's Condensed Consolidated Balance Sheets, and any changes in the estimated redemption value are recorded in the Condensed Consolidated Statements of Operations within noncontrolling interests.

Redeemable noncontrolling interests for the three months ended March 31, 2021 included the following amounts:

(in thousands)	CIP	Affiliate Noncontrolling Interests	Total
Balances at December 31, 2020	$28,061	$87,452	$115,513
Net income (loss) attributable to noncontrolling interests	(44)	1,958	1,914
Changes in redemption value (1)	—	13,637	13,637
Total net income (loss) attributable to noncontrolling interests	(44)	15,595	15,551
Net subscriptions (redemptions) and other	(13,594)	(4,988)	(18,582)
Balances at March 31, 2021	$14,423	$98,059	$112,482
(1) Relates to noncontrolling interests redeemable at other than fair value.

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

The following table presents the balances of CIP that, after intercompany eliminations, were reflected on the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020:

	As of
	March 31, 2021			December 31, 2020
	VOEs	VIEs		VOEs	VIEs
(in thousands)		CLOs	Other		CLOs	Other
Cash and cash equivalents	$1,409	$168,514	$1,536	$9,837	$82,295	$1,206
Investments	36,674	2,203,258	59,675	57,256	2,217,055	58,966
Other assets	2,395	52,263	1,253	1,989	10,484	957
Notes payable	—	(2,197,695)	—	—	(2,190,445)	—
Securities purchased payable and other liabilities	(3,099)	(152,441)	(834)	(2,566)	(42,940)	(323)
Noncontrolling interests	(9,819)	(9,317)	(4,604)	(24,707)	(9,799)	(3,354)
Net interests in CIP	$27,560	$64,582	$57,026	$41,809	$66,650	$57,452

Consolidated CLOs

The majority of the Company's CIP that are VIEs are CLOs. At March 31, 2021, the Company consolidated six CLOs. The financial information of certain CLOs is included on the Company's condensed consolidated financial statements on a one-month lag based upon the availability of the fund's financial information. A majority-owned consolidated private fund, whose primary purpose is to invest in CLOs for which the Company serves as the collateral manager, is also included.

Investments of CLOs

The CLOs held investments of $2.2 billion at March 31, 2021 consisting of bank loan investments, which comprise the majority of the CLOs' portfolio asset collateral and are senior secured corporate loans across a variety of industries. These bank loan investments mature at various dates between 2021 and 2029 and pay interest at LIBOR plus a spread of up to 10.00%. The CLOs may elect to reinvest any prepayments received on bank loan investments up until the periods between October 2019 and March 2025, depending on the CLO. Generally, subsequent prepayments received after the reinvestment period must be used to pay down the note obligations. At March 31, 2021, the fair value of the senior bank loans was less than the unpaid principal balance by $39.2 million. At March 31, 2021, there were no material collateral assets in default.

Notes Payable of CLOs

The CLOs held notes payable with a total value, at par, of $2.4 billion at March 31, 2021, consisting of senior secured floating rate notes payable with a par value of $2.2 billion and subordinated notes with a par value of $225.9 million. These note obligations bear interest at variable rates based on LIBOR plus a pre-defined spread ranging from 0.8% to 8.7%. The principal amounts outstanding of these note obligations mature on dates ranging from October 2027 to January 2033.

The Company’s beneficial interests and maximum exposure to loss related to these consolidated CLOs is limited to (i) ownership in the subordinated notes and (ii) accrued management fees. The secured notes of the consolidated CLOs have contractual recourse only to the related assets of the CLO and are classified as financial liabilities. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative prescribed by ASU 2014-13, Consolidation (Topic 810) ("ASU 2014-13"), results in the net assets of the consolidated CLOs shown above to be equivalent to the beneficial interests retained by the Company at March 31, 2021, as shown in the table below:

(in thousands)
Subordinated notes	$63,272
Accrued investment management fees	1,310
Total beneficial interests	$64,582

The following table represents income and expenses of the consolidated CLOs included on the Company’s Condensed Consolidated Statements of Operations for the period indicated:

(in thousands)	Three Months Ended March 31, 2021
Income:
Realized and unrealized gain (loss), net	$(4,156)
Interest income	22,876
Total income	18,720

Expenses:
Other operating expenses	418
Interest expense	14,447
Total expense	14,865
Noncontrolling interests	(75)
Net Income (loss) attributable to CIP	$3,780

As summarized in the table below, the application of the measurement alternative as prescribed by ASU 2014-13 results in the consolidated net income summarized above to be equivalent to the Company’s own economic interests in the consolidated CLOs, which are eliminated upon consolidation:

(in thousands)	Three Months Ended March 31, 2021
Distributions received and unrealized gains (losses) on the subordinated notes held by the Company	$1,411
Investment management fees	2,369
Total economic interests	$3,780

Fair Value Measurements of CIP

The assets and liabilities of CIP measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 by fair value hierarchy level were as follows:

    As of March 31, 2021

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$168,514	$—	$—	$168,514
Debt investments	176	2,241,663	26,784	2,268,623
Equity investments	28,904	1,298	782	30,984
Total assets measured at fair value	$197,594	$2,242,961	$27,566	$2,468,121
Liabilities
Notes payable	$—	$2,197,695	$—	$2,197,695
Short sales	656	—	—	656
Total liabilities measured at fair value	$656	$2,197,695	$—	$2,198,351

    As of December 31, 2020

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$82,295	$—	$—	$82,295
Debt investments	16,859	2,219,199	53,368	2,289,426
Equity investments	38,468	3,856	814	43,138
Derivatives	858	1,227	—	2,085
Total assets measured at fair value	$138,480	$2,224,282	$54,182	$2,416,944
Liabilities
Notes payable	$—	$2,190,445	$—	$2,190,445
Derivatives	714	757	—	1,471
Short sales	520	—	—	520
Total liabilities measured at fair value	$1,234	$2,191,202	$—	$2,192,436

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

Derivative assets and liabilities represent futures contracts, swaps contracts, option contracts and forward contracts held in CIP. Derivative instruments in an asset position are classified as other assets of CIP on the Condensed Consolidated Balance Sheets. Derivative instruments in a liability position are classified as liabilities of CIP within the Condensed Consolidated Balance Sheets. The change in fair value of such derivatives is recorded in realized and unrealized gain (loss) on investments of CIP, net, on the Condensed Consolidated Statements of Operations. Depending on the nature of the inputs, these derivative assets and liabilities are classified as Level 1, 2 or 3 within the fair value measurement hierarchy. In connection with entering into these derivative contracts, these CIP may be required to pledge an amount of cash equal to the appropriate “initial margin” requirements. The cash pledged or on deposit is recorded on the Condensed Consolidated Balance Sheets of the Company as Cash pledged or on deposit of CIP. The fair value of such derivatives at December 31, 2020, was immaterial.

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

The securities purchase payable at March 31, 2021 and December 31, 2020 approximated fair value due to the short-term nature of the instruments.

The following table is a reconciliation of assets of CIP for Level 3 investments for which significant unobservable inputs were used to determine fair value:

	Three Months Ended March 31,
(in thousands)	2021	2020
Balance at beginning of period	$54,182	$40,422
Realized gains (losses), net	40	4
Change in unrealized gains (losses), net	1,836	(643)
Purchases	28	119
Amortization	61	6
Sales	(9,040)	(1,193)
Transfers to Level 2	(35,985)	(38,013)
Transfers from Level 2	16,444	588
Balance at end of period (1)	$27,566	$1,290

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

The Company has interests in certain other VIEs that the Company does not consolidate as it is not the primary beneficiary since its interest in these entities does not provide the Company with the power to direct the activities that most significantly impact the entities' economic performance. At March 31, 2021, the carrying value and maximum risk of loss related to the Company's interest in these VIEs was $30.6 million.

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

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, as well as the following risks and uncertainties resulting from:(i) a reduction in our assets under management; (ii) inability to achieve expected acquisition-related benefits; and other risks and uncertainties; (iii) the on-going effects of the COVID-19 pandemic and associated global economic disruptions; (iv) withdrawal, renegotiation or termination of investment advisory agreements; (v) damage to our reputation; (vi) inability to satisfy financial covenants or make debt payments; (vii) inability to attract and retain key personnel; (viii) challenges from competition; (ix) adverse developments related to unaffiliated subadvisers; (x) negative implications of changes in key distribution relationships; (xi) interruptions in or failure to provide critical technological service by us or third parties; (xii) losses on our investments; (xiii) lack of sufficient capital on satisfactory terms; (xiv) adverse regulatory and legal developments; (xv) failure to comply with investment guidelines or other contractual requirements; (xvi) adverse civil litigation and government investigations or proceedings; (xvii) unfavorable changes in tax laws or limitations; (xviii) volatility in the trading of our common stock; (xix) inability to make quarterly common stock dividend payments; (xx) losses or costs not covered by insurance; (xxi) impairment of goodwill or intangible assets; and other risks and uncertainties. Any occurrence of, or any material adverse change in, one or more risk factors or risks and uncertainties referred to above, in our 2020 Annual Report on Form 10-K, this Quarterly Report on Form 10-Q and our other periodic reports filed with the Securities and Exchange Commission (the "SEC") could materially and adversely affect our operations, financial results, cash flows, prospects and liquidity.

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

Recent Market Developments

During 2020, the novel coronavirus global pandemic ("COVID-19") significantly impacted the global economy and financial markets, creating uncertainty, market volatility and dislocation. In an effort to contain COVID-19 in the U.S., or slow its spread, the federal government and nearly every state enacted varying degrees of social containment measures, restricting business and related activities, closing borders, and restricting travel. Governments around the world responded to the impact of COVID-19 with economic stimulus measures. Despite the general recovery of the financial markets, particularly domestic equity securities, the economy has been slower to recover. The timing and magnitude of the economic recovery, as well as the sustainability of the financial markets recovery, continues to be uncertain.

Financial Highlights

▪Net income per diluted share was $4.54 in the first quarter of 2021, as compared to net loss per diluted share of $(0.58) in the first quarter of 2020.
▪Total sales were $10.6 billion in the first quarter of 2021, an increase of $3.4 billion, or 47.4%, from $7.2 billion in the first quarter of 2020. Net flows were $2.4 billion in the first quarter of 2021 compared to $(1.4) billion in the first quarter of 2020.
▪Assets under management were $168.9 billion at March 31, 2021, an increase of $78.2 billion, or 86.2%, from March 31, 2020.

AllianzGI Strategic Partnership

On February 1, 2021, the Company completed the actions necessary to finalize its strategic partnership with Allianz Global Investors ("AllianzGI"), pursuant to which NFJ Investment Group was added as a newly established affiliated manager and the Company became the investment adviser, distributor and/or administrator of certain of AllianzGI's open-end, closed-end and retail separate account assets which in total added $29.5 billion in assets under management (the "AGI Transaction").

Agreement with Westchester Capital Management

On February 1, 2021, we entered into an agreement to acquire all of Westchester Capital Management ("Westchester"). The transaction is expected to close in the second half of the 2021, subject to customary closing conditions and approvals, including by fund shareholders.

Assets Under Management

At March 31, 2021, total assets under management were $168.9 billion, representing an increase of $78.2 billion, or 86.2%, from March 31, 2020, and an increase of $36.7 billion, or 27.8%, from December 31, 2020. The increase in total assets under management from March 31, 2020 included $40.5 billion of positive market performance, $29.5 billion from the AGI Transaction and $9.2 billion of positive net flows. The change in total assets under management from December 31, 2020 was due to the increase from the AGI Transaction, $4.7 billion of positive market performance and $2.4 billion of positive net flows.

Operating Results

In the first quarter of 2021, total revenues increased 50.0% to $216.9 million from $144.6 million in the first quarter of 2020, primarily as a result of higher average assets under management in our open-end funds as a result of positive market performance, net flows and the assets from the AGI Transaction. Operating income increased $37.5 million to $62.1 million in the first quarter of 2021 compared to $24.6 million in the first quarter of 2020, primarily due to the same factors previously mentioned.

Assets Under Management by Product

The following table summarizes our assets under management by product:

	As of March 31,		Change
(in millions)	2021	2020	$	%
Open-End Funds (1) (2)	$72,164	$34,361	$37,803	110.0%
Closed-End Funds	11,664	5,343	6,321	118.3%
Exchange Traded Funds	1,021	480	541	112.7%
Retail Separate Accounts	37,244	17,660	19,584	110.9%
Institutional Accounts (2)	42,802	28,507	14,295	50.1%
Structured Products	3,985	4,343	(358)	(8.2)%
Total	$168,880	$90,694	$78,186	86.2%
Average Assets Under Management (3)	$154,344	$105,904	$48,440	45.7%
(1)Represents assets under management of U.S. retail funds, offshore funds and variable insurance funds.
(2)Includes ultra-short strategies previously included in a separate liquidity strategy. Prior period amounts have been recast to conform to the current year presentation.
(3)Averages for the three-month period ended March 31 were calculated as follows:
–Funds - average daily or weekly balances
–Retail Separate Accounts - prior-quarter ending balances
–Institutional Accounts and Structured Products - average of month-end balances

Asset Flows by Product

The following table summarizes asset flows by product:

	Three Months Ended March 31,
(in millions)	2021	2020
Open-End Funds (1) (2)
Beginning balance	$50,771	$43,824
Inflows	5,853	4,059
Outflows	(5,258)	(5,747)
Net flows	595	(1,688)
Market performance	1,130	(7,733)
Other (3)	19,668	(42)
Ending balance	$72,164	$34,361
Closed-End Funds
Beginning balance	$5,914	$6,748
Inflows	—	5
Outflows	—	—
Net flows	—	5
Market performance	105	(1,185)
Other (3)	5,645	(225)
Ending balance	$11,664	$5,343
Exchange Traded Funds
Beginning balance	$837	$1,156
Inflows	175	86
Outflows	(77)	(233)
Net flows	98	(147)
Market performance	98	(505)
Other (3)	(12)	(24)
Ending balance	$1,021	$480
Retail Separate Accounts
Beginning balance	$29,751	$20,414
Inflows	2,699	1,061
Outflows	(896)	(775)
Net flows	1,803	286
Market performance	2,141	(3,040)
Other (3)	3,549	—
Ending balance	$37,244	$17,660
Institutional Accounts (2)
Beginning balance	$40,861	$32,859
Inflows	1,884	1,499
Outflows	(1,868)	(1,777)
Net flows	16	(278)
Market performance	1,181	(4,150)
Other (3)	744	76
Ending balance	$42,802	$28,507
Structured Products
Beginning balance	$4,060	$3,903
Inflows	—	491
Outflows	(79)	(42)
Net flows	(79)	449
Market performance	35	39
Other (3)	(31)	(48)
Ending balance	$3,985	$4,343

	Three Months Ended March 31,
(in millions)	2021	2020
Total
Beginning balance	$132,194	$108,904
Inflows	10,611	7,201
Outflows	(8,178)	(8,574)
Net flows	2,433	(1,373)
Market performance	4,690	(16,574)
Other (3)	29,563	(263)
Ending balance	$168,880	$90,694
(1)Represents assets under management of U.S. retail funds, offshore funds and variable insurance funds.
(2)Includes ultra-short strategies previously included in a separate liquidity strategy.
(3)Represents open-end and closed-end fund distributions net of reinvestments, the net change in assets from cash management strategies, and the effect on net flows from non-sales related activities such as asset acquisitions/(dispositions), seed capital investments/(withdrawals), structured products reset transactions, and the use of leverage.

Assets Under Management by Asset Class

The following table summarizes our assets under management by asset class:

	As of March 31,		Change		% of Total
(in millions)	2021	2020	$	%	2021	2020
Asset Class
Equity	$106,183	$50,587	$55,596	109.9%	62.9%	55.8%
Fixed income (1)	35,069	26,735	8,334	31.2%	20.8%	29.5%
Multi-asset (2)	22,498	9,708	12,790	131.7%	13.3%	10.7%
Alternatives (3)	5,130	3,664	1,466	40.0%	3.0%	4.0%
Total	$168,880	$90,694	$78,186	86.2%	100.0%	100.0%

(1)Includes ultra-short strategies previously included in a separate liquidity strategy.
(2)Includes strategies with substantial holdings in at least two of the following asset classes: equity, fixed income and alternatives.
(3)Includes real estate securities, infrastructure, mid-stream energy, long/short, and options strategies.

Average Assets Under Management and Average Basis Points

The following table summarizes the average management fees earned in basis points and average assets under management:

	Three Months Ended March 31,
	Average Fee Earned (expressed in basis points)		Average Assets Under Management (in millions) (2)
	2021	2020	2021	2020
Products
Open-End Funds (1)	48.0	48.5	$66,247	$41,992
Closed-End Funds	56.2	62.8	9,340	6,524
Exchange Traded Funds	6.7	9.5	890	962
Retail Separate Accounts	45.7	48.7	32,118	20,414
Institutional Accounts	31.5	29.1	41,764	31,821
Structured Products	38.8	33.9	3,985	4,191
All Products	43.1	42.6	$154,344	$105,904

(1)Represents assets under management of U.S. retail funds, offshore funds and variable insurance funds.
(2)Averages are calculated as follows:
–Funds - average daily or weekly balances
–Retail Separate Accounts - prior-quarter ending balances
–Institutional Accounts and Structured Products - average of month-end balances

Average fees earned represent investment management fees before the impact of consolidation of investment products ("CIP") and are net of revenue related adjustments divided by average net assets. Revenue related adjustments are based on specific agreements and reflect the portion of investment management fees passed-through to third-party client intermediaries for services to investors in sponsored investment products. Fund fees are calculated based on average daily or weekly net assets. Retail separate account fees are calculated based on the end of the preceding or current quarter’s asset values or on an average of month-end balances. Institutional account fees are calculated based on an average of month-end balances or current quarter’s asset values. Structured product fees are calculated based on a combination of the underlying cash flows and the principal value of the product. Average fees earned will vary based on several factors, including the asset mix and expense reimbursements to funds.

Results of Operations
Summary Financial Data

	Three Months Ended March 31,
(in thousands)	2021	2020	2021 vs. 2020	%
Investment management fees	$173,269	$120,288	$52,981	44.0%
Other revenue	43,628	24,278	19,350	79.7%
Total revenues	216,897	144,566	72,331	50.0%
Total operating expenses	154,755	119,964	34,791	29.0%
Operating income (loss)	62,142	24,602	37,540	152.6%
Other income (expense), net	(2,025)	(15,601)	13,576	(87.0)%
Interest income (expense), net	7,250	2,296	4,954	215.8%
Income (loss) before income taxes	67,367	11,297	56,070	496.3%
Income tax expense (benefit)	15,153	10,291	4,862	47.2%
Net income (loss)	52,214	1,006	51,208	5,090.3%
Noncontrolling interests	(15,626)	(5,291)	(10,335)	195.3%
Net Income (Loss) Attributable to Common Stockholders	$36,588	$(4,285)	$40,873	(953.9)%

Revenues

Revenues by source were as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020	2021 vs. 2020	%
Investment management fees
Open-end funds	$88,872	$59,108	$29,764	50.4%
Closed-end funds	12,940	10,179	2,761	27.1%
Retail separate accounts	37,512	25,714	11,798	45.9%
Institutional accounts	32,438	22,917	9,521	41.5%
Structured products	1,259	1,574	(315)	(20.0)%
Other products	248	796	(548)	(68.8)%
Total investment management fees	173,269	120,288	52,981	44.0%
Distribution and service fees	20,348	9,460	10,888	115.1%
Administration and shareholder service fees	22,560	14,653	7,907	54.0%
Other income and fees	720	165	555	336.4%
Total revenues	$216,897	$144,566	$72,331	50.0%

Investment Management Fees

Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payments. Investment management fees increased by $53.0 million, or 44.0%, for the three months ended March 31, 2021, compared to the same period in the prior year. The increase in investment management fees during the three-month period was due to an increase in average assets under management of $48.4 billion, or 45.7%.

Distribution and Service Fees

Distribution and service fees are sales- and asset-based fees earned from open-end funds for marketing and distribution services. Distribution and service fees increased by $10.9 million, or 115.1%, for the three months ended March 31, 2021, compared to the same period in the prior year, primarily due to higher average assets for open-end funds in share classes that have distribution and service fees.

Administration and Shareholder Service Fees

Administration and shareholder service fees represent fees earned for fund administration and shareholder services from our open-end mutual funds, ETFs and certain of our closed-end funds. Fund administration and shareholder service fees increased by $7.9 million, or 54.0%, for the three months ended March 31, 2021, compared to the same period in the prior year primarily due to the increase in average assets under management for our open-end and closed-end funds during the period.

Other Income and Fees

Other income and fees primarily represent contingent sales charges earned from investor redemptions of certain shares sold without a front-end sales charge. Other income and fees increased for the three months ended March 31, 2021, compared to the same period in the prior year, primarily due to $3.4 billion of other fee earning assets as a result of the AGI Transaction.

Operating Expenses

Operating expenses by category were as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020	2021 vs. 2020	%
Operating expenses
Employment expenses	$91,759	$66,130	$25,629	38.8%
Distribution and other asset-based expenses	32,294	19,409	12,885	66.4%
Other operating expenses	19,580	18,885	695	3.7%
Other operating expenses of CIP	559	6,749	(6,190)	(91.7)%
Depreciation expense	1,098	1,258	(160)	(12.7)%
Amortization expense	9,465	7,533	1,932	25.6%
Total operating expenses	$154,755	$119,964	$34,791	29.0%

Employment Expenses

Employment expenses consist of fixed and variable compensation and related employee benefit costs. Employment expenses for the three months ended March 31, 2021 were $91.8 million, which represented an increase of $25.6 million, or 38.8%, compared to the same period in the prior year. The increase for the three months ended March 31, 2021 was primarily due to increased profit- and sales-based compensation.

Distribution and Other Asset-Based Expenses

Distribution and other asset-based expenses consist primarily of payments to third-party client intermediaries for providing services to investors in sponsored investment products. These payments are primarily based on assets under management or on a percentage of sales. These expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized on a straight-line basis over the periods in which commissions are generally recovered from distribution fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares. Distribution and other asset-based expenses increased by $12.9 million, or 66.4%, for the three months ended March 31, 2021, as compared to the same period in the prior year, primarily due to an increased percentage of sales and assets under management in share classes that have distribution and other asset-based expenses.

Other Operating Expenses

Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and distribution related costs, rent and occupancy expenses, and other business costs. Other operating expenses for the three months ended March 31, 2021 increased by $0.7 million, or 3.7%, as compared to the same period in the prior year, due to professional fees in the current year related to the Westchester and AGI transactions, partially offset by decreased travel and related expenses primarily as a result of the impact of COVID-19 on the current operating environment.

Other Operating Expenses of CIP

Other operating expenses of CIP decreased $6.2 million, or 91.7% to $0.6 million for the three months ended March 31, 2021 compared to the same period in the prior year. The decrease during the three-month period was primarily due to the costs associated with the issuance of a new CLO in the prior year period that did not recur.

Depreciation Expense

Depreciation expense consists primarily of the straight-line depreciation of furniture, equipment and leasehold improvements. Depreciation expense remained consistent during the three months ended March 31, 2021, compared to the same period in the prior year.

Amortization Expense

Amortization expense consists of the amortization of definite-lived intangible assets over their estimated useful lives. Amortization expense increased for the three months ended March 31, 2021 compared to the same period in the prior year due to the additional amortization associated with the AGI Transaction.

Other Income (Expense)

Other Income (Expense), net by category were as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020	2021 vs. 2020	%
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	$891	$(7,544)	$8,435	(111.8)%
Realized and unrealized gain (loss) of CIP, net	(4,687)	(8,669)	3,982	(45.9)%
Other income (expense), net	1,771	612	1,159	189.4%
Total Other Income (Expense), net	$(2,025)	$(15,601)	$13,576	(87.0)%

Realized and unrealized gain (loss) on investments, net

Realized and unrealized gain (loss) on investments, net changed during the three months ended March 31, 2021 by $8.4 million, as compared to the same period in the prior year. The realized and unrealized gains and losses during the three-months ended March 31, 2021 reflected changes in overall market conditions experienced during the period.

Realized and unrealized gain (loss) of CIP, net

Realized and unrealized gain (loss) of CIP, net changed $4.0 million, or 45.9%, during the three months ended March 31, 2021, compared to the same period in the prior year. The change for the three months ended March 31, 2021 consisted primarily of an increase in net realized and unrealized gains of $111.2 million, due to changes in market values of leveraged loans, partially offset by changes in unrealized losses of $107.2 million related to the value of the notes payable.

Other income (expense), net

Other income (expense), net increased by $1.2 million, or 189.4%, for the three months ended March 31, 2021 compared to the same period in the prior year, primarily due to increased earnings from equity method investments during the current year period.

Interest Income (Expense)

Interest Income (Expense), net by category were as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020	2021 vs. 2020	%
Interest Income (Expense)
Interest expense	$(2,314)	$(3,199)	$885	(27.7)%
Interest and dividend income	136	752	(616)	(81.9)%
Interest and dividend income of investments of CIP	23,876	29,229	(5,353)	(18.3)%
Interest expense of CIP	(14,448)	(24,486)	10,038	(41.0)%
Total Interest Income (Expense), net	$7,250	$2,296	$4,954	215.8%

Interest Expense

Interest expense decreased $0.9 million, or 27.7%, for the three months ended March 31, 2021 compared to the same period in the prior year. The decrease was due to a decrease in the average levels of debt outstanding and a lower average interest rate compared to the same period in the prior year.

Interest and Dividend Income

Interest and dividend income is earned on cash equivalents and our marketable securities. Interest and dividend income decreased $0.6 million, or 81.9%, for the three months ended March 31, 2021, compared to the same period in the prior year. The decrease was primarily due to lower interest rates earned on cash as compared to the corresponding period in the prior year.

Interest and Dividend Income of Investments of CIP

Interest and dividend income of investments of CIP decreased $5.4 million, or 18.3%, for the three months ended March 31, 2021, compared to the same period in the prior year. The decrease was primarily due to a decrease in interest rates partially offset by increased investments of CIP.

Interest Expense of CIP

Interest expense of CIP represents interest expense on the notes payable of CIP. Interest expense of CIP decreased by $10.0 million, or 41.0%, for the three months ended March 31, 2021, compared to the same period in the prior year. The decrease during the three months ended March 31, 2021 was primarily due to lower variable interest rates partially offset by higher average debt balances of CIP during the current year periods, as well as $3.3 million of amortization of discounts on notes payable in the prior year period which did not recur.

Income Tax Expense (Benefit)

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 22.5% and 91.1% for the three months ended March 31, 2021 and 2020, respectively. The decrease in the estimated effective tax rate for the three months ended March 31, 2021 was primarily due to valuation allowances recorded in the prior year period for the tax effects of unrealized losses on certain Company investments.

Liquidity and Capital Resources
Certain Financial Data
The following table summarizes certain financial data relating to our liquidity and capital resources:

	March 31, 2021	December 31, 2020	Change
(in thousands)			2021 vs. 2020	%
Balance Sheet Data
Cash and cash equivalents	$228,260	$246,511	$(18,251)	(7.4)%
Investments	67,651	64,944	2,707	4.2%
Debt	195,726	201,212	(5,486)	(2.7)%
Redeemable noncontrolling interests	112,482	115,513	(3,031)	(2.6)%
Total equity	738,695	720,940	17,755	2.5%

	Three Months Ended March 31,		Change
(in thousands)	2021	2020	2021 vs. 2020	%
Cash Flow Data
Provided by (Used In):
Operating Activities	$150,151	$(252,320)	$402,471	(159.5)%
Investing Activities	(2,608)	9,366	(11,974)	(127.8)%
Financing Activities	(87,673)	314,641	(402,314)	(127.9)%

Overview

At March 31, 2021, we had $228.3 million of cash and cash equivalents and $67.7 million of investments, which included $40.9 million of investment securities, compared to $246.5 million of cash and cash equivalents and $64.9 million of investments, which included $40.0 million of investment securities, at December 31, 2020.

At March 31, 2021, we had $199.8 million of principal outstanding under our term loan maturing June 1, 2024 and no outstanding borrowings under our $100.0 million revolving credit facility.

Uses of Capital

Our main uses of capital related to operating activities comprise employee compensation and related benefit costs including payment of annual incentive compensation, interest on our indebtedness, income taxes and other operating expenses, which primarily consist of investment research, technology costs, professional fees, distribution and occupancy costs. Annual incentive compensation, which is one of the largest annual operating cash expenditures, is typically paid in the first quarter of the year. In the first quarters of 2021 and 2020, we paid $96.9 million and $84.7 million, respectively, in incentive compensation earned during the years ended December 31, 2020 and 2019, respectively.

In addition to operating activities, other uses of cash could include: (i) investments in organic growth, including expanding our distribution efforts; (ii) seeding or launching new products, including funds or sponsoring CLO issuances; (iii) principal payments on debt outstanding through scheduled amortization, excess cash flow payment requirements or additional paydowns; (iv) dividend payments to common stockholders; (v) repurchases of our common stock; (vi) investments in our infrastructure; (vii) investments in inorganic growth opportunities which may require upfront and/or future payments; (viii) integration costs, including restructuring and severance, related to acquisitions, if any; and (ix) purchases of affiliate noncontrolling interests.

Capital and Reserve Requirements

We operate a broker-dealer subsidiary registered with the SEC that is subject to certain rules regarding minimum net capital. The broker-dealer is required to maintain a ratio of "aggregate indebtedness" to "net capital," as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us, including additional reporting requirements, a lower required ratio of aggregate indebtedness to net capital or interruption of our business. At March 31, 2021, the ratio of aggregate indebtedness to net capital of our broker-dealer was below the maximum allowed, and net capital was significantly greater than the required minimum.

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

Operating Cash Flow

Net cash provided by operating activities of $150.2 million for the three months ended March 31, 2021 changed by $402.5 million from net cash used in operating activities of $252.3 million for the same period in the prior year primarily due to a decrease in net purchases of investments by CIP of $379.0 million in the current year period compared to the prior year period.

Investing Cash Flow

Cash flows from investing activities consist primarily of capital expenditures and other investing activities related to our business operations. Net cash used in investing activities was $2.6 million for the three months ended March 31, 2021 compared to net cash provided by investing activities of $9.4 million in the same period for the prior year. The primary investing activities for the three months ended March 31, 2021 were $2.6 million of capital expenditures and other asset purchases. The primary investing activities for the three months ended March 31, 2020 were related to the consolidation of investment products.

Financing Cash Flow

Cash flows from financing activities consist primarily of the issuance of common stock, return of capital through repurchases of common shares, dividends, withholding obligations for the net share settlement of employee share transactions, issuance and repayment of debt and changes to noncontrolling interests. Net cash related to financing activities changed by $402.3 million to net cash used in financing activities of $87.7 million for the three months ended March 31, 2021 as compared to net cash provided by financing activities of $314.6 million for the three months ended March 31, 2020. The net change was primarily due to a decrease of $397.4 million in net borrowings of CIP during the three months ended March 31, 2021 compared to the prior year period.

Credit Agreement

The Company's credit agreement, as amended (the "Credit Agreement"), is comprised of (i) $365.0 million of seven-year term debt (the "Term Loan") expiring in June 2024 and (ii) a $100.0 million five-year revolving credit facility (the "Credit Facility") expiring in June 2022. At March 31, 2021, $199.8 million remained outstanding under the Term Loan, and there were no outstanding borrowings under the Credit Facility. In accordance with Accounting Standards Codification 835, Interest, the amounts outstanding under the Term Loan are presented on the Condensed Consolidated Balance Sheet net of related debt issuance costs, which were $4.1 million as of March 31, 2021.

Contractual Obligations

Our contractual obligations are summarized in our 2020 Annual Report on Form 10-K. As of March 31, 2021, there have been no material changes outside of the ordinary course of business in our contractual obligations since December 31, 2020.

Critical Accounting Policies and Estimates

Our financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our 2020 Annual Report on Form 10-K. There were no material changes in our critical accounting policies in the three months ended March 31, 2021.

Recently Issued Accounting Pronouncements
For a discussion of accounting standards, see Note 2 in our condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is primarily exposed to market risk associated with unfavorable movements in interest rates and securities prices. During the three months ended March 31, 2021, there were no material changes to the information contained in Part II, Item 7A of the Company's 2020 Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

The information set forth in response to Item 103 of Regulation S-K under "Legal Proceedings" is incorporated by reference from Part I, Financial Information Item 1. "Financial Statements" Note 14 "Commitments and Contingencies" of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

There have been no material changes to the Company’s risk factors from those previously reported in our 2020 Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

As of March 31, 2021, an aggregate of 4,930,045 shares of our common stock had been authorized to be repurchased under the share repurchase program originally approved by our Board of Directors in 2010, and 702,730 shares remained available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

The following table sets forth information regarding our share repurchases in each month during the quarter ended March 31, 2021:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
January 1-31, 2021	—	$—	—	722,642
February 1-28, 2021	400	$251.84	400	722,242
March 1-31, 2021	19,512	$251.05	19,512	702,730
Total	19,912		19,912
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

Item 6.        Exhibits

Exhibit Number	Description

2.1	Membership Interest Purchase Agreement by and among the Registrant, Westchester Capital Management, LLC, Westchester Capital Partners, LLC, LPC Westchester, LP, MTSWCM Holdings, LLC, RDBWCM Holdings, LLC, and the Individual Equityholders (as defined therein), dated February 1, 2021 (incorporated by reference to Exhibit 2.4 to the Registrant's Annual Report on Form 10-K, filed on February 26, 2021).

10.1	Offer Letter from the Registrant to Richard W. Smirl dated April 7, 2021.

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following information formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2021 and 2020, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2021 and 2020 and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 6, 2021

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)