Form 10-Q
period 2021-06-30
VIRTUS INVESTMENT PARTNERS, INC.
filed 2021-08-06
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock was 7,651,606 as of July 23, 2021.

VIRTUS INVESTMENT PARTNERS, INC.

"We," "us," "our," the "Company," and "Virtus" as used in this Quarterly Report on Form 10-Q, refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
Virtus Investment Partners, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share data)	June 30, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$275,439	$246,511
Investments	81,775	64,944
Accounts receivable, net	120,122	84,499
Assets of consolidated investment products ("CIP")
Cash and cash equivalents of CIP	129,816	86,980
Cash pledged or on deposit of CIP	602	6,358
Investments of CIP	2,271,843	2,333,277
Other assets of CIP	45,046	13,430
Furniture, equipment and leasehold improvements, net	12,896	14,488
Intangible assets, net	380,824	280,264
Goodwill	315,366	290,366
Deferred taxes, net	11,054	9,538
Other assets	48,039	36,288
Total assets	$3,692,822	$3,466,943
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$96,509	$122,514
Accounts payable and accrued liabilities	45,755	25,357
Dividends payable	8,565	9,013
Contingent consideration (Note 4)	137,664	—
Debt	190,224	201,212
Other liabilities	38,387	36,120
Liabilities of CIP
Notes payable of CIP	2,132,012	2,190,445
Securities purchased payable and other liabilities of CIP	122,344	45,829
Total liabilities	2,771,460	2,630,490
Commitments and Contingencies (Note 14)
Redeemable noncontrolling interests	131,525	115,513
Equity:
Equity attributable to stockholders:
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 11,905,842 shares issued and 7,651,606 shares outstanding at June 30, 2021, respectively, and 11,790,869 shares issued and 7,583,466 shares outstanding at December 31, 2020, respectively	119	118
Additional paid-in capital	1,280,667	1,298,002
Retained earnings (accumulated deficit)	(35,704)	(135,259)
Accumulated other comprehensive income (loss)	35	29
Treasury stock, at cost, 4,254,236 and 4,207,403 shares at June 30, 2021 and December 31, 2020, respectively	(464,248)	(451,749)
Total equity attributable to stockholders	780,869	711,141
Noncontrolling interests	8,968	9,799
Total equity	789,837	720,940
Total liabilities and equity	$3,692,822	$3,466,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Revenues
Investment management fees	$193,510	$110,550	$366,779	$230,838
Distribution and service fees	23,450	8,889	43,798	18,349
Administration and shareholder service fees	25,877	13,289	48,437	27,942
Other income and fees	1,174	166	1,894	331
Total revenues	244,011	132,894	460,908	277,460
Operating Expenses
Employment expenses	87,630	60,163	179,389	126,293
Distribution and other asset-based expenses	36,021	17,345	68,315	36,754
Other operating expenses	21,946	17,436	41,526	36,321
Operating expenses of consolidated investment products ("CIP")	659	2,179	1,218	8,928
Restructuring and severance	—	420	—	420
Depreciation expense	981	1,196	2,079	2,454
Amortization expense	10,363	7,533	19,828	15,066
Total operating expenses	157,600	106,272	312,355	226,236
Operating Income (Loss)	86,411	26,622	148,553	51,224
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	2,494	7,114	3,385	(430)
Realized and unrealized gain (loss) of CIP, net	2,747	(6,744)	(1,940)	(15,413)
Other income (expense), net	826	(805)	2,597	(193)
Total other income (expense), net	6,067	(435)	4,042	(16,036)
Interest Income (Expense)
Interest expense	(2,256)	(3,126)	(4,570)	(6,325)
Interest and dividend income	166	242	302	994
Interest and dividend income of investments of CIP	22,562	28,634	46,438	57,863
Interest expense of CIP	(14,452)	(28,150)	(28,900)	(52,636)
Total interest income (expense), net	6,020	(2,400)	13,270	(104)
Income (Loss) Before Income Taxes	98,498	23,787	165,865	35,084
Income tax expense (benefit)	22,401	7,578	37,554	17,869
Net Income (Loss)	76,097	16,209	128,311	17,215
Noncontrolling interests	(13,130)	(4,930)	(28,756)	(10,221)
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$62,967	$11,279	$99,555	$6,994
Earnings (Loss) per Share—Basic	$8.18	$1.46	$12.97	$0.92
Earnings (Loss) per Share—Diluted	$7.86	$1.43	$12.39	$0.88
Weighted Average Shares Outstanding—Basic	7,698	7,720	7,674	7,572
Weighted Average Shares Outstanding—Diluted	8,007	7,895	8,038	7,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net Income (Loss)	$76,097	$16,209	$128,311	$17,215
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $(2) and $0 for the three months ended June 30, 2021 and 2020, respectively, and $(2) and $9 for the six months ended June 30, 2021 and 2020, respectively	0	(1)	6	(26)
Other comprehensive income (loss)	0	(1)	6	(26)
Comprehensive income (loss)	76,097	16,208	128,317	17,189
Comprehensive (income) loss attributable to noncontrolling interests	(13,130)	(4,930)	(28,756)	(10,221)
Comprehensive Income (Loss) Attributable to Virtus Investment Partners, Inc.	$62,967	$11,278	$99,561	$6,968
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$128,311	$17,215
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense, intangible asset and other amortization	23,196	21,557
Stock-based compensation	15,844	10,113
Amortization of deferred commissions	1,462	1,038
Payments of deferred commissions	(3,241)	(974)
Equity in earnings of equity method investments	(2,561)	93
(Gain) loss on extinguishment of debt	—	(705)
Realized and unrealized (gains) losses on investments, net	(3,381)	431
Distributions from equity method investments	1,908	726
Sales (purchases) of investments, net	(3,395)	4,703
Deferred taxes, net	(1,518)	5,014
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	(43,203)	(2,032)
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	(12,651)	(52,788)
Operating activities of consolidated investment products ("CIP"):
Realized and unrealized (gains) losses on investments of CIP, net	(1,961)	11,603
Purchases of investments by CIP	(664,837)	(920,392)
Sales of investments by CIP	790,575	442,859
Net proceeds (purchases) of short term investments by CIP	15,191	68
(Purchases) sales of securities sold short by CIP, net	(88)	250
Change in other assets of CIP	(126)	(1,790)
Change in liabilities of CIP	(345)	2,130
Amortization of discount on notes payable of CIP	—	11,169
Net cash provided by (used in) operating activities	239,180	(449,712)
Cash Flows from Investing Activities:
Capital expenditures and other asset purchases	(4,336)	(475)
Change in cash and cash equivalents of CIP due to consolidation (deconsolidation), net	(1,191)	9,724
Net cash provided by (used in) investing activities	(5,527)	9,249

Cash Flows from Financing Activities:
Payment of long term debt	(11,826)	(44,059)
Common stock dividends paid	(13,748)	(11,320)
Preferred stock dividends paid	—	(2,084)
Repurchases of common shares	(12,499)	(17,500)
Stock options exercised	66	114
Taxes paid related to net share settlement of restricted stock units	(19,280)	(5,569)
Net subscriptions received from (redemptions/distributions paid to) noncontrolling interests	(6,636)	(3,951)
Financing activities of CIP:
Payments on borrowings by CIP	(103,722)	(326,201)
Borrowings by CIP	—	781,147
Net cash provided by (used in) financing activities	(167,645)	370,577
Net increase (decrease) in cash, cash equivalents and restricted cash	66,008	(69,886)
Cash, cash equivalents and restricted cash, beginning of period	339,849	321,939
Cash, cash equivalents and restricted cash, end of period	$405,857	$252,053
Non-Cash Investing Activities:
Change in accrual for capital expenditures	$(47)	$(21)
Contingent consideration	$137,664	$—
Non-Cash Financing Activities:
Increase (decrease) to noncontrolling interests due to consolidation (deconsolidation) of CIP, net	$(8,001)	$17,137
Common stock dividends payable	$6,277	$5,169
Conversion of preferred stock to common stock	$—	$115,000

(in thousands)	June 30, 2021	December 31, 2020
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$275,439	$246,511
Cash of CIP	129,816	86,980
Cash pledged or on deposit of CIP	602	6,358
Cash, cash equivalents and restricted cash at end of period	$405,857	$339,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Permanent Equity										Temporary Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Stockholders	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
(in thousands, except per share data)	Shares	Par Value				Shares	Amount
Balances at March 31, 2020	7,695,413	$117	$1,304,868	$(219,501)	$(16)	4,038,563	$(429,249)	$656,219	$10,247	$666,466	$87,115
Net income (loss)	—	—	—	11,279	—	—	—	11,279	(1,378)	9,901	6,308
Foreign currency translation adjustments	—	—	—	—	(1)	—	—	(1)	—	(1)	—
Net subscriptions (redemptions) and other	—	—	(167)	—	—	—	—	(167)	(524)	(691)	(2,736)
Cash dividends declared ($0.67 per common share)	—	—	(5,496)	—	—	—	—	(5,496)	—	(5,496)	—
Repurchases of common shares	(74,897)	—	—	—	—	74,897	(7,500)	(7,500)	—	(7,500)	—
Issuance of common shares related to employee stock transactions	43,756	1	12	—	—	—	—	13	—	13	—
Taxes paid on stock-based compensation	—	—	(2,019)	—	—	—	—	(2,019)	—	(2,019)	—
Stock-based compensation	—	—	5,838	—	—	—	—	5,838	—	5,838	—
Balances at June 30, 2020	7,664,272	$118	$1,303,036	$(208,222)	$(17)	4,113,460	$(436,749)	$658,166	$8,345	$666,511	$90,687
Balances at March 31, 2021	7,649,679	$119	$1,284,643	$(98,671)	$35	4,227,315	$(456,748)	$729,378	$9,317	$738,695	$112,482
Net income (loss)	—	—	—	62,967	—	—	—	62,967	270	63,237	12,860
Foreign currency translation adjustments	—	—	—	—	0	—	—	0	—	0	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	(619)	(619)	6,183
Cash dividends declared ($0.82 per common share)	—	—	(6,604)	—	—	—	—	(6,604)	—	(6,604)	—
Repurchases of common shares	(26,921)	—	—	—	—	26,921	(7,500)	(7,500)	—	(7,500)	—
Issuance of common shares related to employee stock transactions	28,848	—	—	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(4,117)	—	—	—	—	(4,117)		(4,117)	—
Stock-based compensation	—	—	6,745	—	—	—	—	6,745	—	6,745	—
Balances at June 30, 2021	7,651,606	$119	$1,280,667	$(35,704)	$35	4,254,236	$(464,248)	$780,869	$8,968	$789,837	$131,525

	Permanent Equity												Temporary Equity
	Common Stock		Preferred Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Stockholders	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
(in thousands, except per share data)	Shares	Par Value	Shares	Amount				Shares	Amount
Balances at December 31, 2019	6,809,280	$107	1,150,000	$110,843	$1,199,205	$(215,216)	$9	3,927,607	$(419,249)	$675,699	$10,558	$686,257	$63,845
Net income (loss)	—	—	—	—	—	6,994	—	—	—	6,994	(1,123)	5,871	11,344
Foreign currency translation adjustments	—	—	—	—	—	—	(26)	—	—	(26)	—	(26)	—
Net subscriptions (redemptions) and other	—	—	—	—	(167)	—	—	—	—	(167)	(1,090)	(1,257)	15,498
Conversion of preferred stock	912,806	9	(1,150,000)	(110,843)	110,834	—	—	—	—	—	—	—	—
Cash dividends declared ($1.34 per common share)	—	—	—	—	(11,676)	—	—	—	—	(11,676)	—	(11,676)	—
Repurchases of common shares	(185,853)	—	—	—	—	—	—	185,853	(17,500)	(17,500)	—	(17,500)	—
Issuance of common shares related to employee stock transactions	128,039	2	—	—	112	—	—	—	—	114	—	114	—
Taxes paid on stock-based compensation	—	—	—	—	(5,569)	—	—	—	—	(5,569)	—	(5,569)	—
Stock-based compensation	—	—	—	—	10,297	—	—	—	—	10,297	—	10,297	—
Balances at June 30, 2020	7,664,272	$118	—	$—	$1,303,036	$(208,222)	$(17)	4,113,460	$(436,749)	$658,166	$8,345	$666,511	$90,687
Balances at December 31, 2020	7,583,466	$118	—	$—	$1,298,002	$(135,259)	$29	4,207,403	$(451,749)	$711,141	$9,799	$720,940	$115,513
Net income (loss)	—	—	—	—	—	99,555	—	—	—	99,555	345	99,900	28,411
Foreign currency translation adjustments	—	—	—	—	—	—	6	—	—	6	—	6	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	—	—	(1,176)	(1,176)	(12,399)
Cash dividends declared ($1.64 per common share)	—	—	—	—	(13,300)	—	—	—	—	(13,300)	—	(13,300)	—
Repurchases of common shares	(46,833)	—	—	—	—	—	—	46,833	(12,499)	(12,499)	—	(12,499)	—
Issuance of common shares related to employee stock transactions	114,973	1	—	—	65	—	—	—	—	66	—	66	—
Taxes paid on stock-based compensation	—	—	—	—	(19,280)	—	—	—	—	(19,280)		(19,280)	—
Stock-based compensation	—	—	—	—	15,180	—	—	—	—	15,180	—	15,180	—
Balances at June 30, 2021	7,651,606	$119	—	$—	$1,280,667	$(35,704)	$35	4,254,236	$(464,248)	$780,869	$8,968	$789,837	$131,525

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, Income Taxes, and improves consistent application by clarifying and amending existing guidance. The Company adopted this standard on January 1, 2021. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

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

    Revenue Disaggregated by Source

The following table summarizes investment management fees by source:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Investment management fees
Open-end funds	$96,795	$54,018	$185,667	$113,126
Closed-end funds	16,395	8,557	29,335	18,736
Retail separate accounts	42,475	22,398	79,987	48,112
Institutional accounts	35,782	24,606	68,220	47,523
Structured products	1,585	417	2,844	1,991
Other products	478	554	726	1,350
Total investment management fees	$193,510	$110,550	$366,779	$230,838

4. AllianzGI Strategic Partnership

On February 1, 2021, the Company completed the actions necessary to finalize its strategic partnership with Allianz Global Investors ("AllianzGI"), pursuant to which the Company became the investment adviser, distributor and/or administrator of certain of AllianzGI's open-end, closed-end and retail separate account assets. Additionally, as part of the strategic partnership, AllianzGI’s Dallas-based Value Equity team joined the Company as a newly established affiliated manager, NFJ Investment Group ("NFJ"). Assets acquired in connection with the transaction primarily consisted of definite-lived intangible assets representing open-end, closed-end and retail separate account investment contracts as well as indefinite-lived assets consisting of goodwill related to NFJ. The revenues and operating income of NFJ were not material to the Company's results of operations for the three and six months ended June 30, 2021.
Transaction consideration consists of variable cash payments based on a percentage of the investment management fees earned on certain open-end, closed-end and retail separate account assets adopted under the transaction. Payments are to be made annually around the anniversary of the closing date of the transaction over the next seven years. The estimate of these future revenue participation payments of $137.7 million at June 30, 2021 have been recorded as a liability and included as Contingent Consideration on the Company's Condensed Consolidated Balance Sheet. In addition, the Company capitalized $7.7 million of costs associated with certain assets acquired.
The following table summarizes the identified acquired assets:

	February 1, 2021
(in thousands)	Approximate Fair Value	Weighted Average Useful Life
Definite-lived intangible assets:
Open-end and closed-end fund investment contracts	$101,447	13 years
Retail separate account investment contracts	17,000	6 years
Trade name	1,941	8 years
Total definite-lived intangible assets	$120,388
Goodwill	25,000
Total assets acquired	$145,388

5. Intangible Assets, Net

Below is a summary of intangible assets, net:

(in thousands)	June 30, 2021	December 31, 2020
Definite-lived intangible assets:
Investment contracts and other	$609,958	$489,570
Accumulated amortization	(272,650)	(252,822)
Definite-lived intangible assets, net	337,308	236,748
Indefinite-lived intangible assets	43,516	43,516
Total intangible assets, net	$380,824	$280,264

Activity in intangible assets, net was as follows:

	Six Months Ended June 30,
(in thousands)	2021	2020
Intangible assets, net
Balance, beginning of period	$280,264	$310,391
Additions	120,388	—
Amortization	(19,828)	(15,066)
Balance, end of period	$380,824	$295,325

Definite-lived intangible asset amortization for the remainder of fiscal year 2021 and succeeding fiscal years is estimated as follows:

Fiscal Year	Amount (in thousands)
Remainder of 2021	20,782
2022	41,440
2023	40,778
2024	35,136
2025	30,368
2026 and thereafter	168,804
Total	$337,308

6. Investments
Investments consist primarily of investments in the Company's sponsored products. The Company's investments, excluding the assets of consolidated investment products ("CIP") discussed in Note 16, at June 30, 2021 and December 31, 2020 were as follows:

(in thousands)	June 30, 2021	December 31, 2020
Investment securities - fair value	$54,448	$39,990
Equity method investments (1)	13,193	12,676
Nonqualified retirement plan assets	12,132	10,612
Other investments	2,002	1,666
Total investments	$81,775	$64,944

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

Investment Securities - fair value
Investment securities - fair value consist of investments in the Company's sponsored funds, separately managed accounts and trading debt securities. The composition of the Company’s investment securities - fair value was as follows:

	June 30, 2021		December 31, 2020
(in thousands)	Cost	Fair Value	Cost	Fair Value
Investment Securities - fair value
Sponsored funds	$40,304	$40,791	$22,378	$25,909
Equity securities	10,123	13,642	9,614	14,078
Debt securities	7	15	7	3
Total investment securities - fair value	$50,434	$54,448	$31,999	$39,990

For the three and six months ended June 30, 2021, the Company recognized realized gains of $1.0 million and $1.8 million on the sale of its investment securities - fair value, respectively. For the three and six months ended June 30, 2020, the Company recognized realized gains of less than $0.1 million and realized losses of $0.3 million on the sale of its investment securities - fair value, respectively.

7. Fair Value Measurements
The Company’s assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of CIP discussed in Note 16, as of June 30, 2021 and December 31, 2020 by fair value hierarchy level were as follows:
June 30, 2021

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$208,764	$—	$—	$208,764
Investment securities - fair value
Sponsored funds	40,791	—	—	40,791
Equity securities	13,642	—	—	13,642
Debt securities	—	15	—	15
Nonqualified retirement plan assets	12,132	—	—	12,132
Total assets measured at fair value	$275,329	$15	$—	$275,344

December 31, 2020

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$207,101	$—	$—	$207,101
Investment securities - fair value
Sponsored funds	25,909	—	—	25,909
Equity securities	14,078	—	—	14,078
Debt securities	—	3	—	3
Nonqualified retirement plan assets	10,612	—	—	10,612
Total assets measured at fair value	$257,700	$3	$—	$257,703

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

The Company had no Level 3 investments for the three- and six-month periods ended June 30, 2021 and 2020, respectively.

8. Equity Transactions

Dividends Declared

On May 13, 2021, the Company declared a quarterly cash dividend of $0.82 per common share to be paid on August 13, 2021 to stockholders of record at the close of business on July 30, 2021.

Common Stock Repurchases

During the three and six months ended June 30, 2021, the Company repurchased 26,921 and 46,833 common shares, respectively, at a weighted average price of $278.56 and $266.87 per share, respectively, for a total cost, including fees and expenses, of $7.5 million and $12.5 million, respectively, under its share repurchase program. As of June 30, 2021, 675,809 shares remained available for repurchase. Under the terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

9. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2021 and 2020 were as follows:

(in thousands)	Foreign Currency Translation Adjustments
Balance at December 31, 2020	$29
Foreign currency translation adjustments, net of tax of $(2)	6
Net current-period other comprehensive income (loss)	6
Balance at June 30, 2021	$35

(in thousands)	Foreign Currency Translation Adjustments
Balance at December 31, 2019	$9
Foreign currency translation adjustments, net of tax of $9	(26)
Net current-period other comprehensive income (loss)	(26)
Balance at June 30, 2020	$(17)

10. Stock-Based Compensation

Pursuant to the Company's Omnibus Incentive and Equity Plan (the "Plan"), officers, employees and directors may be granted equity-based awards, including restricted stock units ("RSUs"), performance stock units ("PSUs"), stock options and unrestricted shares of common stock. At June 30, 2021, 814,812 shares of common stock remained available for issuance of the 3,370,000 shares that are authorized for issuance under the Plan.

Stock-based compensation expense is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(in thousands)
Stock-based compensation expense	$7,849	$6,492	$15,844	$10,113

Restricted Stock Units

Each RSU entitles the holder to one share of common stock when the restriction expires. RSUs may be time-vested or performance-contingent (PSUs) that convert into RSUs after performance measurement is complete and generally vest in one to three years. Shares that are issued upon vesting are newly issued shares from the Plan and are not issued from treasury stock.

RSU activity, inclusive of PSUs, for the six months ended June 30, 2021 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	533,185	$106.19
Granted	96,378	$263.58
Forfeited	(20,851)	$129.78
Settled	(183,473)	$123.13
Outstanding at June 30, 2021	425,239	$133.39
For the six months ended June 30, 2021 and 2020, a total of 72,324 and 62,899 RSUs, respectively, were withheld by the Company as a result of net share settlements to settle minimum employee tax withholding obligations. The Company paid $19.3 million and $5.5 million for the six months ended June 30, 2021 and 2020, respectively, in minimum employee tax withholding obligations related to RSUs withheld for the net share settlements.
During the six months ended June 30, 2021, the Company granted 24,798 PSUs that contain performance-based metrics in addition to a service condition. Compensation expense for PSUs is generally recognized over a three-year service period based upon the value determined using a combination of (i) the intrinsic value method, for awards that contain a performance metric that represents a "performance condition" in accordance with ASC 718, and (ii) the Monte Carlo simulation valuation model for awards that contain a "market condition" performance metric under ASC 718. Compensation expense for PSU awards that contain a market condition is fixed at the date of grant and will not be adjusted in future periods based upon the achievement of the market condition. Compensation expense for PSU awards with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period.

As of June 30, 2021, unamortized stock-based compensation expense for unvested RSUs and PSUs was $33.2 million,

with a weighted-average remaining contractual life of 1.4 years.

11. Earnings (Loss) Per Share
Earnings (loss) per share ("EPS") is calculated in accordance with ASC 260, Earnings per Share. Basic EPS is computed by dividing net income (loss) attributable to Virtus Investment Partners, Inc. by the weighted-average number of common shares outstanding for the period, excluding dilution for potential common stock issuances. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, including: (i) shares issuable upon the vesting of RSUs and stock option exercises using the treasury stock method and (ii) shares issuable upon the conversion of the Company's previously outstanding mandatory convertible preferred stock ("MCPS"), as determined under the if-converted method. For purposes of calculating diluted EPS, preferred stock dividends have been subtracted from net income (loss) in periods in which utilizing the if-converted method would be anti-dilutive.

The computation of basic and diluted EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Net Income (Loss)	$76,097	$16,209	$128,311	$17,215
Noncontrolling interests	(13,130)	(4,930)	(28,756)	(10,221)
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$62,967	$11,279	$99,555	$6,994
Shares:
Basic: Weighted-average number of shares outstanding	7,698	7,720	7,674	7,572
Plus: Incremental shares from assumed conversion of dilutive instruments	309	175	364	364
Diluted: Weighted-average number of shares outstanding	8,007	7,895	8,038	7,936
Earnings (Loss) per Share—Basic	$8.18	$1.46	$12.97	$0.92
Earnings (Loss) per Share—Diluted	$7.86	$1.43	$12.39	$0.88

The following table details the securities that have been excluded from the above computation of weighted-average number of shares for diluted EPS, because the effect would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Restricted stock units and options	5	35	6	1
Total anti-dilutive securities	5	35	6	1

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

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 22.6% and 50.9% for the six months ended June 30, 2021 and 2020, respectively. The comparatively lower estimated effective tax rate for the six months ended June 30, 2021 was primarily due to valuation allowances recorded in the prior year period for the tax effects of unrealized losses on certain Company investments.

13. Debt

Credit Agreement

The Company's credit agreement, as amended (the "Credit Agreement"), is comprised of (i) $365.0 million of seven-year term debt (the "Term Loan") expiring in June 2024 and (ii) a $100.0 million five-year revolving credit facility (the "Credit Facility") expiring in June 2022. During the six months ended June 30, 2021, the Company repaid $11.8 million outstanding under its Term Loan. At June 30, 2021, $193.8 million remained outstanding under the Term Loan, and the Company had no outstanding borrowings under its Credit Facility. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented on the Condensed Consolidated Balance Sheet net of related debt issuance costs, which were $3.6 million as of June 30, 2021.

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

Redeemable noncontrolling interests for the six months ended June 30, 2021 included the following amounts:

(in thousands)	CIP	Affiliate Noncontrolling Interests	Total
Balances at December 31, 2020	$28,061	$87,452	$115,513
Net income (loss) attributable to noncontrolling interests	918	4,087	5,005
Changes in redemption value (1)	—	23,406	23,406
Total net income (loss) attributable to noncontrolling interests	918	27,493	28,411
Net subscriptions (redemptions) and other	(6,393)	(6,006)	(12,399)
Balances at June 30, 2021	$22,586	$108,939	$131,525
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

The following table presents the balances of CIP that, after intercompany eliminations, were reflected on the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020:

	As of
	June 30, 2021			December 31, 2020
	VOEs	VIEs		VOEs	VIEs
(in thousands)		CLOs	Other		CLOs	Other
Cash and cash equivalents	$7,036	$121,934	$1,448	$9,837	$82,295	$1,206
Investments	54,953	2,154,956	61,934	57,256	2,217,055	58,966
Other assets	13,962	30,195	889	1,989	10,484	957
Notes payable	—	(2,132,012)	—	—	(2,190,445)	—
Securities purchased payable and other liabilities	(20,534)	(101,176)	(634)	(2,566)	(42,940)	(323)
Noncontrolling interests	(16,975)	(8,968)	(5,611)	(24,707)	(9,799)	(3,354)
Net interests in CIP	$38,442	$64,929	$58,026	$41,809	$66,650	$57,452

Consolidated CLOs

The majority of the Company's CIP that are VIEs are CLOs. At June 30, 2021, the Company consolidated six CLOs. The financial information of certain CLOs is included on the Company's condensed consolidated financial statements on a one-month lag based upon the availability of the fund's financial information. A majority-owned consolidated private fund, whose primary purpose is to invest in CLOs for which the Company serves as the collateral manager, is also included.

Investments of CLOs

The CLOs held investments of $2.2 billion at June 30, 2021 consisting of bank loan investments, which comprise the majority of the CLOs' portfolio asset collateral and are senior secured corporate loans across a variety of industries. These bank loan investments mature at various dates between 2022 and 2029 and pay interest at LIBOR plus a spread of up to 10.00%. The CLOs may elect to reinvest any prepayments received on bank loan investments up until the periods between October 2019 and March 2025, depending on the CLO. Generally, subsequent prepayments received after the reinvestment period must be used to pay down the note obligations. At June 30, 2021, the fair value of the senior bank loans was less than the unpaid principal balance by $35.5 million. At June 30, 2021, there were no material collateral assets in default.

Notes Payable of CLOs

The CLOs held notes payable with a total value, at par, of $2.3 billion at June 30, 2021, consisting of senior secured floating rate notes payable with a par value of $2.1 billion and subordinated notes with a par value of $225.9 million. These note obligations bear interest at variable rates based on LIBOR plus a pre-defined spread ranging from 0.8% to 8.7%. The principal amounts outstanding of these note obligations mature on dates ranging from October 2027 to January 2033.

The Company’s beneficial interests and maximum exposure to loss related to these consolidated CLOs is limited to (i) ownership in the subordinated notes and (ii) accrued management fees. The secured notes of the consolidated CLOs have contractual recourse only to the related assets of the CLO and are classified as financial liabilities. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative prescribed by ASU 2014-13, Consolidation (Topic 810) ("ASU 2014-13"), results in the net assets of the consolidated CLOs shown above to be equivalent to the beneficial interests retained by the Company at June 30, 2021, as shown in the table below:

(in thousands)
Subordinated notes	$63,664
Accrued investment management fees	1,265
Total beneficial interests	$64,929

The following table represents income and expenses of the consolidated CLOs included on the Company’s Condensed Consolidated Statements of Operations for the period indicated:

(in thousands)	Six Months Ended June 30, 2021
Income:
Realized and unrealized gain (loss), net	$(4,646)
Interest income	44,487
Total income	39,841

Expenses:
Other operating expenses	904
Interest expense	28,901
Total expense	29,805
Noncontrolling interests	(345)
Net Income (loss) attributable to CIP	$9,691

As summarized in the table below, the application of the measurement alternative as prescribed by ASU 2014-13 results in the consolidated net income summarized above to be equivalent to the Company’s own economic interests in the consolidated CLOs, which are eliminated upon consolidation:

(in thousands)	Six Months Ended June 30, 2021
Distributions received and unrealized gains (losses) on the subordinated notes	$5,054
Investment management fees	4,637
Total economic interests	$9,691

Fair Value Measurements of CIP

The assets and liabilities of CIP measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 by fair value hierarchy level were as follows:

    As of June 30, 2021

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$121,934	$—	$—	$121,934
Debt investments	1,281	2,194,503	50,186	2,245,970
Equity investments	21,907	2,071	1,895	25,873
Total assets measured at fair value	$145,122	$2,196,574	$52,081	$2,393,777
Liabilities
Notes payable	$—	$2,132,012	$—	$2,132,012
Short sales	531	—	—	531
Total liabilities measured at fair value	$531	$2,132,012	$—	$2,132,543

    As of December 31, 2020

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$82,295	$—	$—	$82,295
Debt investments	16,859	2,219,199	53,368	2,289,426
Equity investments	38,468	3,856	814	43,138
Derivatives	858	1,227	—	2,085
Total assets measured at fair value	$138,480	$2,224,282	$54,182	$2,416,944
Liabilities
Notes payable	$—	$2,190,445	$—	$2,190,445
Derivatives	714	757	—	1,471
Short sales	520	—	—	520
Total liabilities measured at fair value	$1,234	$2,191,202	$—	$2,192,436

The following is a discussion of the valuation methodologies used for the assets and liabilities of the Company’s CIP measured at fair value:

Cash equivalents represent investments in money market funds. Cash investments in money market funds are valued using published net asset values and are classified as Level 1.

Debt and equity investments represent the underlying debt, equity and other securities held in CIP. Equity investments are valued at the official closing price on the exchange on which the securities are traded and are generally categorized within Level 1. Level 2 investments represent most debt securities, including bank loans and certain equity securities (including non-

U.S. securities), for which closing prices are not readily available or are deemed to not reflect readily available market prices, and are valued using an independent pricing service. Debt investments are valued based on quotations received from independent pricing services or from dealers who make markets in such securities. Bank loan investments, which are included as debt investments, are generally priced at the average mid-point of bid and ask quotations obtained from a third-party pricing service. Fair value may also be based upon valuations obtained from independent third-party brokers or dealers utilizing matrix pricing models that consider information regarding securities with similar characteristics. In certain instances, fair value has been determined utilizing discounted cash flow analyses or single broker non-binding quotes. Depending on the nature of the inputs, these assets are classified as Level 1, 2 or 3 within the fair value measurement hierarchy. Level 3 investments include debt and equity securities that are not widely traded, are illiquid or are priced by dealers based on pricing models used by market makers in the security.

Derivative assets and liabilities represent futures contracts, swaps contracts, option contracts and forward contracts held in CIP. Derivative instruments in an asset position are classified as other assets of CIP on the Condensed Consolidated Balance Sheets. Derivative instruments in a liability position are classified as liabilities of CIP within the Condensed Consolidated Balance Sheets. The change in fair value of such derivatives is recorded in realized and unrealized gain (loss) on investments of CIP, net, on the Condensed Consolidated Statements of Operations. Depending on the nature of the inputs, these derivative assets and liabilities are classified as Level 1, 2 or 3 within the fair value measurement hierarchy. In connection with entering into these derivative contracts, these CIP may be required to pledge an amount of cash equal to the appropriate "initial margin" requirements. The cash pledged or on deposit is recorded on the Condensed Consolidated Balance Sheets of the Company as Cash pledged or on deposit of CIP. The fair value of such derivatives at December 31, 2020, was immaterial. There were no derivative assets or liabilities held at June 30, 2021.

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

The securities purchase payable at June 30, 2021 and December 31, 2020 approximated fair value due to the short-term nature of the instruments.

The following table is a reconciliation of assets of CIP for Level 3 investments for which significant unobservable inputs were used to determine fair value:

	Six Months Ended June 30,
(in thousands)	2021	2020
Balance at beginning of period	$54,182	$40,422
Realized gains (losses), net	(214)	4
Change in unrealized gains (losses), net	3,281	(920)
Purchases	4,395	56
Amortization	60	6
Sales	(27,309)	(1,195)
Transfers to Level 2	(44,578)	(38,607)
Transfers from Level 2	62,264	12,106
Balance at end of period (1)	$52,081	$11,872

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

The Company has interests in certain other VIEs that the Company does not consolidate as it is not the primary beneficiary since its interest in these entities does not provide the Company with the power to direct the activities that most significantly impact the entities' economic performance. At June 30, 2021, the carrying value and maximum risk of loss related to the Company's interest in these VIEs was $30.8 million.

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

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, as well as the following risks and uncertainties resulting from:(i) a reduction in our assets under management; (ii) inability to achieve expected acquisition-related benefits; and other risks and uncertainties; (iii) the on-going effects of the COVID-19 pandemic and associated global economic disruptions; (iv) withdrawal, renegotiation or termination of investment advisory agreements; (v) damage to our reputation; (vi) inability to satisfy financial covenants or make debt payments; (vii) inability to attract and retain key personnel; (viii) challenges from competition; (ix) adverse developments related to unaffiliated subadvisers; (x) negative changes in key distribution relationships; (xi) interruptions in or failure to provide critical technological service by us or third parties; (xii) losses on our investments; (xiii) lack of sufficient capital on satisfactory terms; (xiv) adverse regulatory and legal developments; (xv) failure to comply with investment guidelines or other contractual requirements; (xvi) adverse civil litigation and government investigations or proceedings; (xvii) unfavorable changes in tax laws or limitations; (xviii) volatility in the trading of our common stock; (xix) inability to make quarterly common stock dividend payments; (xx) losses or costs not covered by insurance; (xxi) impairment of goodwill or intangible assets; and other risks and uncertainties. Any occurrence of, or any material adverse change in, one or more risk factors or risks and uncertainties referred to above, in our 2020 Annual Report on Form 10-K, this Quarterly Report on Form 10-Q and our other periodic reports filed with the Securities and Exchange Commission (the "SEC") could materially and adversely affect our operations, financial results, cash flows, prospects and liquidity.

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

COVID-19 Impact

The novel coronavirus global pandemic ("COVID-19") significantly impacted the global economy and financial markets, creating uncertainty, market volatility and dislocation. To contain COVID-19 in the U.S., or slow its spread, the federal government and nearly every state enacted varying degrees of social containment measures, restricting business and related activities, closing borders, and restricting travel. Governments around the world responded to the impact of COVID-19 with economic stimulus measures. Despite the general recovery of the financial markets, particularly domestic equity securities, the timing and magnitude of the economic recovery, as well as the sustainability of the financial markets recovery, continues to be uncertain.

Financial Highlights

▪Net income per diluted share was $7.86 in the second quarter of 2021, as compared to net income per diluted share of $1.43 in the second quarter of 2020.
▪Total sales were $9.6 billion in the second quarter of 2021, an increase of $0.1 billion, or 1.5%, from $9.4 billion in the second quarter of 2020. Net flows were $1.3 billion in the second quarter of 2021 compared to $2.8 billion in the second quarter of 2020.
▪Assets under management were $178.6 billion at June 30, 2021, an increase of $70.2 billion, or 64.7%, from June 30, 2020.

AllianzGI Strategic Partnership

On February 1, 2021, we completed the actions necessary to finalize the strategic partnership with Allianz Global Investors ("AllianzGI"), pursuant to which NFJ Investment Group ("NFJ") was established as a new affiliated manager and the Company became the investment adviser, distributor and/or administrator for $29.5 billion of AllianzGI's open-end, closed-end, institutional and retail separate account assets (the "AGI Transaction"). In addition, the Company had $3.8 billion of other fee earning assets as of June 30, 2021, also as a result of the AllianzGI partnership.

Agreement with Westchester Capital Management

On February 1, 2021, we entered into an agreement to acquire all of Westchester Capital Management ("Westchester"). The transaction is expected to close in the second half of 2021, subject to customary closing conditions and approvals, including by fund shareholders. The expected payment at closing is $135.0 million and there is an additional revenue-retention payment of up to $20.0 million due within six months of closing.

Agreement with Stone Harbor Investment Partners

On June 25, 2021, we entered into an agreement to acquire Stone Harbor Investment Partners LP ("Stone Harbor"). The transaction is expected to close near the end of 2021, subject to customary closing conditions and approvals, including by fund shareholders.

Assets Under Management

At June 30, 2021, total assets under management were $178.6 billion, representing an increase of $70.2 billion, or 64.7%, from June 30, 2020, and an increase of $46.4 billion, or 35.1%, from December 31, 2020. The increase in total assets under management from June 30, 2020 included $34.0 billion of positive market performance, $29.5 billion from the AGI Transaction and $7.7 billion of positive net flows. The change in total assets under management from December 31, 2020 was due to the increase from the AGI Transaction, $13.5 billion of positive market performance and $3.8 billion of positive net flows. In addition, at June 30, 2021, we had $3.8 billion of other fee earning assets.

Operating Results

In the second quarter of 2021, total revenues increased 83.6% to $244.0 million from $132.9 million in the second quarter of 2020, primarily as a result of higher average assets under management in our open-end funds as a result of positive market performance, positive net flows and the assets from the AGI Transaction. Operating income increased $59.8 million to $86.4 million in the second quarter of 2021 compared to $26.6 million in the second quarter of 2020, primarily due to the same factors previously mentioned.

Assets Under Management by Product

The following table summarizes our assets under management by product:

	As of June 30,		Change
(in millions)	2021	2020	$	%
Open-End Funds (1) (2)	$75,333	$41,144	$34,189	83.1%
Closed-End Funds	11,993	5,639	6,354	112.7%
Exchange Traded Funds	1,260	541	719	132.9%
Retail Separate Accounts	40,578	22,054	18,524	84.0%
Institutional Accounts (2)	45,604	34,819	10,785	31.0%
Structured Products	3,870	4,264	(394)	(9.2)%
Total	$178,638	$108,461	$70,177	64.7%
Average Assets Under Management (3)	$163,611	$102,031	$61,580	60.4%
(1)Represents assets under management of U.S. retail funds, offshore funds and variable insurance funds.
(2)Includes ultra-short strategies previously included in a separate liquidity strategy. Prior period amounts have been recast to conform to the current year presentation.
(3)Averages for the six-month period ended June 30 were calculated as follows:
–Funds - average daily or weekly balances
–Retail Separate Accounts - prior-quarter ending balances
–Institutional Accounts and Structured Products - average of month-end balances

Asset Flows by Product

The following table summarizes asset flows by product:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Open-End Funds (1) (2)
Beginning balance	$72,164	$34,361	$50,771	$43,824
Inflows	4,743	4,714	10,596	8,773
Outflows	(4,987)	(4,115)	(10,245)	(9,862)
Net flows	(244)	599	351	(1,089)
Market performance	3,469	6,255	4,599	(1,478)
Other (3)	(56)	(71)	19,612	(113)
Ending balance	$75,333	$41,144	$75,333	$41,144
Closed-End Funds
Beginning balance	$11,664	$5,343	$5,914	$6,748
Inflows	—	—	—	5
Outflows	—	—	—	—
Net flows	—	—	—	5
Market performance	514	380	619	(805)
Other (3)	(185)	(84)	5,460	(309)
Ending balance	$11,993	$5,639	$11,993	$5,639
Exchange Traded Funds
Beginning balance	$1,021	$480	$837	$1,156
Inflows	232	74	407	160
Outflows	(92)	(140)	(169)	(373)
Net flows	140	(66)	238	(213)
Market performance	104	137	202	(368)
Other (3)	(5)	(10)	(17)	(34)
Ending balance	$1,260	$541	$1,260	$541
Retail Separate Accounts
Beginning balance	$37,244	$17,660	$29,751	$20,414
Inflows	2,273	1,483	4,972	2,544
Outflows	(833)	(654)	(1,729)	(1,429)
Net flows	1,440	829	3,243	1,115
Market performance	1,910	3,560	4,051	520
Other (3)	(16)	5	3,533	5
Ending balance	$40,578	$22,054	$40,578	$22,054
Institutional Accounts (2)
Beginning balance	$42,802	$28,507	$40,861	$32,859
Inflows	2,302	3,141	4,186	4,640
Outflows	(2,184)	(1,667)	(4,052)	(3,444)
Net flows	118	1,474	134	1,196
Market performance	2,752	4,880	3,933	730
Other (3)	(68)	(42)	676	34
Ending balance	$45,604	$34,819	$45,604	$34,819
Structured Products
Beginning balance	$3,985	$4,343	$4,060	$3,903
Inflows	—	—	—	491
Outflows	(118)	(73)	(197)	(115)
Net flows	(118)	(73)	(197)	376
Market performance	33	33	68	72
Other (3)	(30)	(39)	(61)	(87)
Ending balance	$3,870	$4,264	$3,870	$4,264

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Total
Beginning balance	$168,880	$90,694	$132,194	$108,904
Inflows	9,550	9,412	20,161	16,613
Outflows	(8,214)	(6,649)	(16,392)	(15,223)
Net flows	1,336	2,763	3,769	1,390
Market performance	8,782	15,245	13,472	(1,329)
Other (3)	(360)	(241)	29,203	(504)
Ending balance	$178,638	$108,461	$178,638	$108,461
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

Assets Under Management by Asset Class

The following table summarizes our assets under management by asset class:

	As of June 30,		Change		% of Total
(in millions)	2021	2020	$	%	2021	2020
Asset Class
Equity	$113,751	$66,205	$47,546	71.8%	63.8%	61.0%
Fixed income (1)	35,426	27,427	7,999	29.2%	19.8%	25.3%
Multi-asset (2)	23,668	10,714	12,954	120.9%	13.2%	9.9%
Alternatives (3)	5,793	4,115	1,678	40.8%	3.2%	3.8%
Total	$178,638	$108,461	$70,177	64.7%	100.0%	100.0%

(1)Includes ultra-short strategies previously included in a separate liquidity strategy.
(2)Includes strategies with substantial holdings in at least two of the following asset classes: equity, fixed income and alternatives.
(3)Includes real estate securities, infrastructure, mid-stream energy, long/short, and options strategies.

Average Assets Under Management and Average Basis Points

The following table summarizes the average management fees earned in basis points and average assets under management:

	Three Months Ended June 30,
	Average Fee Earned (expressed in basis points)		Average Assets Under Management (in millions) (2)
	2021	2020	2021	2020
Products
Open-End Funds (1)	46.4	49.5	$74,126	$38,182
Closed-End Funds	55.1	61.8	11,936	5,566
Exchange Traded Funds	14.0	5.1	1,159	554
Retail Separate Accounts	44.2	49.0	37,244	17,660
Institutional Accounts	32.2	31.1	44,538	31,931
Structured Products	40.0	26.8	3,875	4,265
All Products	42.5	42.9	$172,878	$98,158

	Six Months Ended June 30,
	Average Fee Earned (expressed in basis points)		Average Assets Under Management (in millions) (2)
	2021	2020	2021	2020
Products
Open-End Funds (1)	47.2	49.0	$70,187	$40,087
Closed-End Funds	55.6	62.3	10,638	6,045
Exchange Traded Funds	10.8	7.3	1,024	758
Retail Separate Accounts	44.9	48.9	34,681	19,037
Institutional Accounts	31.9	30.1	43,151	31,876
Structured Products	39.4	30.3	3,930	4,228
All Products	42.8	42.8	$163,611	$102,031

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

The average fee rate earned on all products for the three months ended June 30, 2021 decreased by 0.4 basis points compared to the same period in the prior year primarily due to lower fee rates earned on the assets under management acquired from the AGI Transaction.

Results of Operations
Summary Financial Data

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2021	2020	2021 vs. 2020	%	2021	2020	2021 vs. 2020	%
Investment management fees	$193,510	$110,550	$82,960	75.0%	$366,779	$230,838	$135,941	58.9%
Other revenue	50,501	22,344	28,157	126.0%	94,129	46,622	47,507	101.9%
Total revenues	244,011	132,894	111,117	83.6%	460,908	277,460	183,448	66.1%
Total operating expenses	157,600	106,272	51,328	48.3%	312,355	226,236	86,119	38.1%
Operating income (loss)	86,411	26,622	59,789	224.6%	148,553	51,224	97,329	190.0%
Other income (expense), net	6,067	(435)	6,502	NM	4,042	(16,036)	20,078	NM
Interest income (expense), net	6,020	(2,400)	8,420	NM	13,270	(104)	13,374	NM
Income (loss) before income taxes	98,498	23,787	74,711	314.1%	165,865	35,084	130,781	372.8%
Income tax expense (benefit)	22,401	7,578	14,823	195.6%	37,554	17,869	19,685	110.2%
Net income (loss)	76,097	16,209	59,888	369.5%	128,311	17,215	111,096	645.3%
Noncontrolling interests	(13,130)	(4,930)	(8,200)	166.3%	(28,756)	(10,221)	(18,535)	181.3%
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$62,967	$11,279	$51,688	458.3%	$99,555	$6,994	$92,561	NM
NM = Not meaningful

Revenues

Revenues by source were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2021	2020	2021 vs. 2020	%	2021	2020	2021 vs. 2020	%
Investment management fees
Open-end funds	$96,795	$54,018	$42,777	79.2%	$185,667	$113,126	$72,541	64.1%
Closed-end funds	16,395	8,557	7,838	91.6%	29,335	18,736	10,599	56.6%
Retail separate accounts	42,475	22,398	20,077	89.6%	79,987	48,112	31,875	66.3%
Institutional accounts	35,782	24,606	11,176	45.4%	68,220	47,523	20,697	43.6%
Structured products	1,585	417	1,168	280.1%	2,844	1,991	853	42.8%
Other products	478	554	(76)	(13.7)%	726	1,350	(624)	(46.2)%
Total investment management fees	193,510	110,550	82,960	75.0%	366,779	230,838	135,941	58.9%
Distribution and service fees	23,450	8,889	14,561	163.8%	43,798	18,349	25,449	138.7%
Administration and shareholder service fees	25,877	13,289	12,588	94.7%	48,437	27,942	20,495	73.3%
Other income and fees	1,174	166	1,008	607.2%	1,894	331	1,563	472.2%
Total revenues	$244,011	$132,894	$111,117	83.6%	$460,908	$277,460	$183,448	66.1%

Investment Management Fees

Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payments. Investment management fees increased by $83.0 million, or 75.0%, and $135.9 million, or 58.9%, for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year. The increase in investment management fees during the three- and six- month periods ended June 30, 2021 was due to an increase in average assets under management of $74.7 billion, or 76.1% and $61.6 million, or 60.4%, respectively, primarily as a result of market performance, the AGI Transaction and positive net flows.

Distribution and Service Fees

Distribution and service fees are sales- and asset-based fees earned from open-end funds for marketing and distribution services. Distribution and service fees increased by $14.6 million, or 163.8%, and $25.4 million, or 138.7%, for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year, due to higher average assets for open-end funds in share classes that have distribution and service fees primarily as a result of market performance and the AGI Transaction.

Administration and Shareholder Service Fees

Administration and shareholder service fees represent fees earned for fund administration and shareholder services from our open-end mutual funds, ETFs and certain of our closed-end funds. Fund administration and shareholder service fees increased by $12.6 million, or 94.7%, and $20.5 million, or 73.3%, for the three and six months ended June 30, 2021, compared to the same periods in the prior year primarily due to the increase in average assets under management for our open-end and closed-end funds during the periods primarily as a result of market performance, the AGI Transaction and positive net flows.

Other Income and Fees

Other income and fees primarily represent fees related to other fee earning assets and contingent sales charges earned from investor redemptions of certain shares sold without a front-end sales charge. Other income and fees increased by $1.0 million, or 607.2%, and $1.6 million, or 472.2%, for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year primarily due fees associated with other fee earning assets as a result of the AGI Transaction.

Operating Expenses

Operating expenses by category were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2021	2020	2021 vs. 2020	%	2021	2020	2021 vs. 2020	%
Operating expenses
Employment expenses	$87,630	$60,163	$27,467	45.7%	$179,389	$126,293	$53,096	42.0%
Distribution and other asset-based expenses	36,021	17,345	18,676	107.7%	68,315	36,754	31,561	85.9%
Other operating expenses	21,946	17,436	4,510	25.9%	41,526	36,321	5,205	14.3%
Other operating expenses of CIP	659	2,179	(1,520)	(69.8)%	1,218	8,928	(7,710)	(86.4)%
Restructuring and severance	—	420	(420)	(100.0)%	—	420	(420)	(100.0)%
Depreciation expense	981	1,196	(215)	(18.0)%	2,079	2,454	(375)	(15.3)%
Amortization expense	10,363	7,533	2,830	37.6%	19,828	15,066	4,762	31.6%
Total operating expenses	$157,600	$106,272	$51,328	48.3%	$312,355	$226,236	$86,119	38.1%

Employment Expenses

Employment expenses consist of fixed and variable compensation and related employee benefit costs. Employment expenses for the three and six months ended June 30, 2021 were $87.6 million and $179.4 million, which represented an increase of $27.5 million, or 45.7%, and $53.1 million, or 42.0%, compared to the same period in the prior year. The increase for the three and six months ended June 30, 2021 was primarily due to increased profit-based compensation.

Distribution and Other Asset-Based Expenses

Distribution and other asset-based expenses consist primarily of payments to third-party client intermediaries for providing services to investors in sponsored investment products. These payments are primarily based on assets under management or on a percentage of sales. These expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized on a straight-line basis over the periods in which commissions are generally recovered from distribution fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares. Distribution and other asset-based expenses increased by $18.7 million, or 107.7%, and $31.6 million, or 85.9%, for the three and six months ended June 30, 2021, as compared to the same periods in the prior year, primarily due to an increased percentage of sales and assets under management in share classes that have distribution and other asset-based expenses primarily as a result of the AGI Transaction.

Other Operating Expenses

Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and distribution related costs, rent and occupancy expenses, and other business costs. Other operating expenses for the three months ended June 30, 2021 increased by $4.5 million, or 25.9%, as compared to the same period in the prior year primarily due to acquisition related professional fees and additional expenses as a result of the newly established affiliated manager, NFJ. Other operating expenses for the six months ended June 30, 2021 increased $5.2 million, or 14.3%, as compared to the same period in the prior year primarily due to acquisition related professional fees in the current year, partially offset by decreased travel and related expenses primarily as a result of the impact of COVID-19 on the current operating environment.

Other Operating Expenses of CIP

Other operating expenses of CIP decreased $1.5 million, or 69.8%, for the three months ended June 30, 2021 and $7.7 million, or 86.4%, for the six months ended June 30, 2021 compared to the same periods in the prior year. The decreases during the six-month periods were primarily due to the costs associated with the issuance of a new CLO in the prior year periods that did not recur.

Depreciation Expense

Depreciation expense consists primarily of the straight-line depreciation of furniture, equipment and leasehold improvements. Depreciation expense decreased $0.2 million, or 18.0%, and $0.4 million, or 15.3%, during the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year, primarily due to certain assets becoming fully depreciated.

Amortization Expense

Amortization expense consists of the amortization of definite-lived intangible assets over their estimated useful lives. Amortization expense increased for the three and six months ended June 30, 2021 compared to the same periods in the prior year due to the additional amortization associated with the AGI Transaction.

Other Income (Expense)

Other Income (Expense), net by category were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2021	2020	2021 vs. 2020	%	2021	2020	2021 vs. 2020	%
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	$2,494	$7,114	$(4,620)	(64.9)%	$3,385	$(430)	$3,815	NM
Realized and unrealized gain (loss) of CIP, net	2,747	(6,744)	9,491	NM	(1,940)	(15,413)	13,473	(87.4)%
Other income (expense), net	826	(805)	1,631	NM	2,597	(193)	2,790	NM
Total Other Income (Expense), net	$6,067	$(435)	$6,502	NM	$4,042	$(16,036)	$20,078	NM

Realized and unrealized gain (loss) on investments, net

Realized and unrealized gain (loss) on investments, net changed during the three and six months ended June 30, 2021 by $(4.6) million and $3.8 million, respectively, as compared to the same periods in the prior year. The realized and unrealized gains and losses during the three and six months ended June 30, 2021 reflected changes in overall market conditions experienced during the periods.

Realized and unrealized gain (loss) of CIP, net

Realized and unrealized gain (loss) of CIP, net changed $9.5 million, and $13.5 million, during the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year. The change for the three and six months ended June 30, 2021 consisted primarily of an increase in net realized and unrealized gains of $90.5 million and $201.7 million, respectively, due to changes in market values of leveraged loans, partially offset by changes in unrealized losses of $81.0 million and $188.2 million, respectively, related to the value of the notes payable.

Other income (expense), net

Other income (expense), net increased by $1.6 million and $2.8 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year, primarily due to increased earnings from equity method investments during the current year periods.

Interest Income (Expense)

Interest Income (Expense), net by category were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2021	2020	2021 vs. 2020	%	2021	2020	2021 vs. 2020	%
Interest Income (Expense)
Interest expense	$(2,256)	$(3,126)	$870	(27.8)%	$(4,570)	$(6,325)	$1,755	(27.7)%
Interest and dividend income	166	242	(76)	(31.4)%	302	994	(692)	(69.6)%
Interest and dividend income of investments of CIP	22,562	28,634	(6,072)	(21.2)%	46,438	57,863	(11,425)	(19.7)%
Interest expense of CIP	(14,452)	(28,150)	13,698	(48.7)%	(28,900)	(52,636)	23,736	(45.1)%
Total Interest Income (Expense), net	$6,020	$(2,400)	$8,420	NM	$13,270	$(104)	$13,374	NM

Interest Expense

Interest expense decreased $0.9 million, or 27.8%, and $1.8 million, or 27.7%, for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year. The decreases were due to a decrease in the average debt outstanding and a lower average interest rate compared to the same periods in the prior year.

Interest and Dividend Income

Interest and dividend income is earned on cash equivalents and our marketable securities. Interest and dividend income decreased $0.1 million, or 31.4%, and $0.7 million, or 69.6%, for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year. The decreases were primarily due to lower interest rates earned on cash as compared to the corresponding periods in the prior year.

Interest and Dividend Income of Investments of CIP

Interest and dividend income of investments of CIP decreased $6.1 million, or 21.2%, and $11.4 million, or 19.7%, for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year. The decreases were primarily due to a decrease in interest rates.

Interest Expense of CIP

Interest expense of CIP represents interest expense on the notes payable of CIP. Interest expense of CIP decreased by $13.7 million, or 48.7%, and $23.7 million, or 45.1%, for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year. The decrease during the three and six months ended June 30, 2021 was primarily due to lower variable interest rates partially offset by higher average debt balances of CIP during the current year periods, as well as $3.3 million of amortization of discounts on notes payable in the prior year-to-date period that did not recur.

Income Tax Expense (Benefit)

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 22.6% and 50.9% for the six months ended June 30, 2021 and 2020, respectively. The decrease in the estimated effective tax rate for the six months ended June 30, 2021 as compared to the same period in the prior year was primarily due to income tax expense associated with valuation allowances recorded for unrealized losses on certain Company investments in the corresponding prior year period that did not recur.

Liquidity and Capital Resources
Certain Financial Data
The following table summarizes certain financial data relating to our liquidity and capital resources:

	June 30, 2021	December 31, 2020	Change
(in thousands)			2021 vs. 2020	%
Balance Sheet Data
Cash and cash equivalents	$275,439	$246,511	$28,928	11.7%
Investments	81,775	64,944	16,831	25.9%
Contingent consideration	137,664	—	137,664	—%
Debt	190,224	201,212	(10,988)	(5.5)%
Redeemable noncontrolling interests	131,525	115,513	16,012	13.9%
Total equity	789,837	720,940	68,897	9.6%

	Six Months Ended June 30,		Change
(in thousands)	2021	2020	2021 vs. 2020
Cash Flow Data
Provided by (Used In):
Operating Activities	$239,180	$(449,712)	$688,892
Investing Activities	(5,527)	9,249	(14,776)
Financing Activities	(167,645)	370,577	(538,222)

Overview

At June 30, 2021, we had $275.4 million of cash and cash equivalents and $81.8 million of investments, which included $54.4 million of investment securities, compared to $246.5 million of cash and cash equivalents and $64.9 million of investments, which included $40.0 million of investment securities, at December 31, 2020.

At June 30, 2021, we had $193.8 million of principal outstanding under our term loan maturing June 1, 2024 and no outstanding borrowings under our $100.0 million revolving credit facility.

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

In addition to operating activities, other uses of cash could include: (i) investments in organic growth, including expanding our distribution efforts; (ii) seeding or launching new products, including adding seed capital to expand distribution opportunities and sponsoring CLO issuances; (iii) principal payments on debt outstanding through scheduled amortization, excess cash flow payment requirements or additional paydowns; (iv) dividend payments to common stockholders; (v) repurchases of our common stock, or withholding obligations for the net settlement of employee share transactions; (vi) investments in our infrastructure; (vii) investments in inorganic growth opportunities which may require upfront and/or future payments; (viii) integration costs, including restructuring and severance, related to acquisitions, if any; and (ix) purchases of affiliate noncontrolling interests.

Capital and Reserve Requirements

We operate a SEC registered broker-dealer subsidiary that is subject to certain rules regarding minimum net capital. The broker-dealer is required to maintain a ratio of "aggregate indebtedness" to "net capital," as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us, including additional reporting requirements, a lower required ratio of aggregate indebtedness to net capital or interruption of our business. At June 30, 2021, the ratio of aggregate indebtedness to net capital of our broker-dealer was below the maximum allowed, and net capital was significantly greater than the required minimum.

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

Operating Cash Flow

Net cash provided by operating activities of $239.2 million for the six months ended June 30, 2021 changed by $688.9 million from net cash used in operating activities of $449.7 million for the same period in the prior year primarily due to an increase in net sales of investments by CIP of $618.4 million in the current year period compared to the prior year period.

Investing Cash Flow

Cash flows from investing activities consist primarily of capital expenditures and other investing activities related to our business operations. Net cash used in investing activities was $5.5 million for the six months ended June 30, 2021 compared to net cash provided by investing activities of $9.2 million in the same period for the prior year. The primary investing activities for the six months ended June 30, 2021 were $4.3 million of capital expenditures and other asset purchases. The primary investing activities for the six months ended June 30, 2020 were related to the consolidation of investment products.

Financing Cash Flow

Cash flows from financing activities consist primarily of the issuance of common stock, return of capital through repurchases of common shares, dividends, withholding obligations for the net share settlement of employee share transactions, issuance and repayment of debt and changes to noncontrolling interests. Net cash related to financing activities changed by $538.2 million to net cash used in financing activities of $167.6 million for the six months ended June 30, 2021 as compared to net cash provided by financing activities of $370.6 million for the six months ended June 30, 2020. The net change was primarily due to a decrease of $558.7 million in net borrowings of CIP during the six months ended June 30, 2021 compared to the prior year period.

Credit Agreement

The Company's credit agreement, as amended (the "Credit Agreement"), is comprised of (i) $365.0 million of seven-year term debt (the "Term Loan") expiring in June 2024 and (ii) a $100.0 million five-year revolving credit facility (the "Credit Facility") expiring in June 2022. At June 30, 2021, $193.8 million remained outstanding under the Term Loan, and there were no outstanding borrowings under the Credit Facility. In accordance with Accounting Standards Codification 835, Interest, the amounts outstanding under the Term Loan are presented on the Condensed Consolidated Balance Sheet net of related debt issuance costs, which were $3.6 million as of June 30, 2021.

Contractual Obligations

Our contractual obligations are summarized in our 2020 Annual Report on Form 10-K. As of June 30, 2021, there have been no material changes in our contractual obligations since December 31, 2020.

Critical Accounting Policies and Estimates

Our financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our 2020 Annual Report on Form 10-K. There were no material changes in our critical accounting policies in the three months ended June 30, 2021.

Recently Issued Accounting Pronouncements

For a discussion of accounting standards, see Note 2 in our condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is primarily exposed to market risk associated with unfavorable movements in interest rates and securities prices. During the three and six months ended June 30, 2021, there were no material changes to the information contained in Part II, Item 7A of the Company's 2020 Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

As of June 30, 2021, an aggregate of 4,930,045 shares of our common stock had been authorized to be repurchased under the share repurchase program originally approved by our Board of Directors in 2010, and 675,809 shares remained available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

The following table sets forth information regarding our share repurchases in each month during the quarter ended June 30, 2021:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
April 1-30, 2021	—	$—	—	702,730
May 1-31, 2021	12,988	$272.54	12,988	689,742
June 1-30, 2021	13,933	$284.17	13,933	675,809
Total	26,921		26,921
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

Item 6.        Exhibits

Exhibit Number	Description

10.1*	Amended and Restated Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2021

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following information formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2021 and 2020, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020 and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
* Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 6, 2021

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)