Form 10-Q
period 2021-09-30
VIRTUS INVESTMENT PARTNERS, INC.
filed 2021-11-09
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock was 7,587,757 as of October 22, 2021.

VIRTUS INVESTMENT PARTNERS, INC.

"We," "us," "our," the "Company," and "Virtus" as used in this Quarterly Report on Form 10-Q, refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
Virtus Investment Partners, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share data)	September 30, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$437,242	$246,511
Investments	105,632	64,944
Accounts receivable, net	126,967	84,499
Assets of consolidated investment products ("CIP")
Cash and cash equivalents of CIP	155,678	86,980
Cash pledged or on deposit of CIP	570	6,358
Investments of CIP	2,173,273	2,333,277
Other assets of CIP	26,829	13,430
Furniture, equipment and leasehold improvements, net	12,429	14,488
Intangible assets, net	370,433	280,264
Goodwill	315,366	290,366
Deferred taxes, net	12,214	9,538
Other assets	41,291	36,288
Total assets	$3,777,924	$3,466,943
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$139,106	$122,514
Accounts payable and accrued liabilities	41,716	25,357
Dividends payable	14,298	9,013
Contingent consideration (Note 4)	137,664	—
Debt	266,739	201,212
Other liabilities	37,105	36,120
Liabilities of CIP
Notes payable of CIP	2,083,827	2,190,445
Securities purchased payable and other liabilities of CIP	104,690	45,829
Total liabilities	2,825,145	2,630,490
Commitments and Contingencies (Note 14)
Redeemable noncontrolling interests	131,669	115,513
Equity:
Equity attributable to Virtus Investment Partners, Inc.:
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 11,906,487 shares issued and 7,587,757 shares outstanding at September 30, 2021; and 11,790,869 shares issued and 7,583,466 shares outstanding at December 31, 2020	119	118
Additional paid-in capital	1,273,376	1,298,002
Retained earnings (accumulated deficit)	23,032	(135,259)
Accumulated other comprehensive income (loss)	18	29
Treasury stock, at cost, 4,318,730 and 4,207,403 shares at September 30, 2021 and December 31, 2020, respectively	(484,248)	(451,749)
Total equity attributable to Virtus Investment Partners, Inc.	812,297	711,141
Noncontrolling interests	8,813	9,799
Total equity	821,110	720,940
Total liabilities and equity	$3,777,924	$3,466,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Revenues
Investment management fees	$201,133	$129,785	$567,912	$360,623
Distribution and service fees	23,293	9,797	67,091	28,146
Administration and shareholder service fees	26,479	15,114	74,916	43,056
Other income and fees	1,159	94	3,053	425
Total revenues	252,064	154,790	712,972	432,250
Operating Expenses
Employment expenses	87,345	67,479	266,734	193,772
Distribution and other asset-based expenses	36,692	19,570	105,007	56,324
Other operating expenses	22,800	16,343	64,326	52,664
Operating expenses of consolidated investment products ("CIP")	639	1,016	1,857	9,944
Restructuring and severance	—	735	—	1,155
Depreciation expense	915	1,106	2,994	3,560
Amortization expense	10,391	7,532	30,219	22,598
Total operating expenses	158,782	113,781	471,137	340,017
Operating Income (Loss)	93,282	41,009	241,835	92,233
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	(504)	2,498	2,881	2,068
Realized and unrealized gain (loss) of CIP, net	(2,801)	2,680	(4,741)	(12,733)
Other income (expense), net	1,001	999	3,598	806
Total other income (expense), net	(2,304)	6,177	1,738	(9,859)
Interest Income (Expense)
Interest expense	(2,348)	(2,877)	(6,918)	(9,202)
Interest and dividend income	269	137	571	1,131
Interest and dividend income of investments of CIP	22,877	26,088	69,315	83,951
Interest expense of CIP	(13,442)	(17,622)	(42,342)	(70,258)
Total interest income (expense), net	7,356	5,726	20,626	5,622
Income (Loss) Before Income Taxes	98,334	52,912	264,199	87,996
Income tax expense (benefit)	25,823	11,978	63,377	29,847
Net Income (Loss)	72,511	40,934	200,822	58,149
Noncontrolling interests	(13,775)	(11,286)	(42,531)	(21,507)
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$58,736	$29,648	$158,291	$36,642
Earnings (Loss) per Share—Basic	$7.64	$3.86	$20.59	$4.81
Earnings (Loss) per Share—Diluted	$7.36	$3.71	$19.72	$4.60
Weighted Average Shares Outstanding—Basic	7,691	7,684	7,688	7,611
Weighted Average Shares Outstanding—Diluted	7,984	7,997	8,028	7,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net Income (Loss)	$72,511	$40,934	$200,822	$58,149
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $6 and $(6) for the three months ended September 30, 2021 and 2020, respectively, and $4 and $3 for the nine months ended September 30, 2021 and 2020, respectively	(17)	17	(11)	(9)
Other comprehensive income (loss)	(17)	17	(11)	(9)
Comprehensive income (loss)	72,494	40,951	200,811	58,140
Comprehensive (income) loss attributable to noncontrolling interests	(13,775)	(11,286)	(42,531)	(21,507)
Comprehensive Income (Loss) Attributable to Virtus Investment Partners, Inc.	$58,719	$29,665	$158,280	$36,633
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$200,822	$58,149
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense, intangible asset and other amortization	35,217	32,153
Stock-based compensation	21,833	16,412
Amortization of deferred commissions	2,606	1,544
Payments of deferred commissions	(4,664)	(1,475)
Equity in earnings of equity method investments	(3,701)	(855)
(Gain) loss on extinguishment of debt	—	(705)
Realized and unrealized (gains) losses on investments, net	(2,875)	(2,069)
Distributions from equity method investments	3,133	921
Sales (purchases) of investments, net	(3,453)	15,586
Deferred taxes, net	(2,672)	7,020
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	(41,421)	(7,989)
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	23,242	(22,931)
Operating activities of consolidated investment products ("CIP"):
Realized and unrealized (gains) losses on investments of CIP, net	(4,139)	6,739
Purchases of investments by CIP	(917,355)	(1,114,801)
Sales of investments by CIP	1,101,258	624,675
Net proceeds (purchases) of short term investments by CIP	16,176	1,434
(Purchases) sales of securities sold short by CIP, net	(11)	267
Change in other assets of CIP	223	(2,039)
Change in liabilities of CIP	(540)	(3,472)
Amortization of discount on notes payable of CIP	—	11,169
Net cash provided by (used in) operating activities	423,679	(380,267)
Cash Flows from Investing Activities:
Capital expenditures and other asset purchases	(4,822)	(789)
Change in cash and cash equivalents of CIP due to consolidation (deconsolidation), net	(11,703)	9,724
Net cash provided by (used in) investing activities	(16,525)	8,935

Cash Flows from Financing Activities:
Refinancing of credit agreement	81,155	—
Payment of long term debt	(11,826)	(61,573)
Payment of deferred financing costs	(7,039)	—
Common stock dividends paid	(20,030)	(16,460)
Preferred stock dividends paid	—	(2,084)
Repurchases of common shares	(32,499)	(25,000)
Taxes paid related to net share settlement of restricted stock units	(19,362)	(5,530)
Net contributions from (distributions to) noncontrolling interests	552	(5,935)
Financing activities of CIP:
Payments on borrowings by CIP	(144,464)	(358,725)
Borrowings by CIP	—	781,147
Net cash provided by (used in) financing activities	(153,513)	305,840
Net increase (decrease) in cash, cash equivalents and restricted cash	253,641	(65,492)
Cash, cash equivalents and restricted cash, beginning of period	339,849	321,939
Cash, cash equivalents and restricted cash, end of period	$593,490	$256,447
Non-Cash Investing Activities:
Contingent consideration	$137,664	$—
Non-Cash Financing Activities:
Increase (decrease) to noncontrolling interests due to consolidation (deconsolidation) of CIP, net	$(32,007)	$17,137
Common stock dividends payable	$11,478	$6,288
Conversion of preferred stock to common stock	$—	$115,000

(in thousands)	September 30, 2021	December 31, 2020
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$437,242	$246,511
Cash of CIP	155,678	86,980
Cash pledged or on deposit of CIP	570	6,358
Cash, cash equivalents and restricted cash at end of period	$593,490	$339,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Permanent Equity										Temporary Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Virtus Investment Partners, Inc.	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
(in thousands, except per share data)	Shares	Par Value				Shares	Amount
Balances at June 30, 2020	7,664,272	$118	$1,303,036	$(208,222)	$(17)	4,113,460	$(436,749)	$658,166	$8,345	$666,511	$90,687
Net income (loss)	—	—	—	29,648	—	—	—	29,648	977	30,625	10,309
Foreign currency translation adjustments	—	—	—	—	17	—	—	17	—	17	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	(340)	(340)	(1,719)
Cash dividends declared ($0.82 per common share)	—	—	(6,695)	—	—	—	—	(6,695)	—	(6,695)	—
Repurchases of common shares	(53,867)	—	—	—	—	53,867	(7,500)	(7,500)	—	(7,500)	—
Issuance of common shares related to employee stock transactions	2,749	0	49	—	—	—	—	49	—	49	—
Taxes paid on stock-based compensation	—	—	(124)	—	—	—	—	(124)	—	(124)	—
Stock-based compensation	—	—	5,469	—	—	—	—	5,469	—	5,469	—
Balances at September 30, 2020	7,613,154	$118	$1,301,735	$(178,574)	$0	4,167,327	$(444,249)	$679,030	$8,982	$688,012	$99,277
Balances at June 30, 2021	7,651,606	$119	$1,280,667	$(35,704)	$35	4,254,236	$(464,248)	$780,869	$8,968	$789,837	$131,525
Net income (loss)	—	—	—	58,736	—	—	—	58,736	374	59,110	13,401
Foreign currency translation adjustments	—	—	—	—	(17)	—	—	(17)	—	(17)	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	(529)	(529)	(13,257)
Cash dividends declared ($1.50 per common share)	—	—	(12,015)	—	—	—	—	(12,015)	—	(12,015)	—
Repurchases of common shares	(64,494)	—	—	—	—	64,494	(20,000)	(20,000)	—	(20,000)	—
Issuance of common shares related to employee stock transactions	645	0	—	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(148)	—	—	—	—	(148)		(148)	—
Stock-based compensation	—	—	4,872	—	—	—	—	4,872	—	4,872	—
Balances at September 30, 2021	7,587,757	$119	$1,273,376	$23,032	$18	4,318,730	$(484,248)	$812,297	$8,813	$821,110	$131,669

	Permanent Equity												Temporary Equity
	Common Stock		Preferred Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Virtus Investment Partners, Inc.	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
(in thousands, except per share data)	Shares	Par Value	Shares	Amount				Shares	Amount
Balances at December 31, 2019	6,809,280	$107	1,150,000	$110,843	$1,199,205	$(215,216)	$9	3,927,607	$(419,249)	$675,699	$10,558	$686,257	$63,845
Net income (loss)	—	—	—	—	—	36,642	—	—	—	36,642	(146)	36,496	21,653
Foreign currency translation adjustments	—	—	—	—	—	—	(9)	—	—	(9)	—	(9)	—
Net subscriptions (redemptions) and other	—	—	—	—	(167)	—	—	—	—	(167)	(1,430)	(1,597)	13,779
Conversion of preferred stock	912,806	9	(1,150,000)	(110,843)	110,834	—	—	—	—	—	—	—	—
Cash dividends declared ($2.16 per common share)	—	—	—	—	(18,371)	—	—	—	—	(18,371)	—	(18,371)	—
Repurchases of common shares	(239,720)	—	—	—	—	—	—	239,720	(25,000)	(25,000)	—	(25,000)	—
Issuance of common shares related to employee stock transactions	130,788	2	—	—	161	—	—	—	—	163	—	163	—
Taxes paid on stock-based compensation	—	—	—	—	(5,693)	—	—	—	—	(5,693)	—	(5,693)	—
Stock-based compensation	—	—	—	—	15,766	—	—	—	—	15,766	—	15,766	—
Balances at September 30, 2020	7,613,154	$118	—	$—	$1,301,735	$(178,574)	$0	4,167,327	$(444,249)	$679,030	$8,982	$688,012	$99,277
Balances at December 31, 2020	7,583,466	$118	—	$—	$1,298,002	$(135,259)	$29	4,207,403	$(451,749)	$711,141	$9,799	$720,940	$115,513
Net income (loss)	—	—	—	—	—	158,291	—	—	—	158,291	719	159,010	41,812
Foreign currency translation adjustments	—	—	—	—	—	—	(11)	—	—	(11)	—	(11)	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	—	—	(1,705)	(1,705)	(25,656)
Cash dividends declared ($3.14 per common share)	—	—	—	—	(25,315)	—	—	—	—	(25,315)	—	(25,315)	—
Repurchases of common shares	(111,327)	—	—	—	—	—	—	111,327	(32,499)	(32,499)	—	(32,499)	—
Issuance of common shares related to employee stock transactions	115,618	1	—	—	65	—	—	—	—	66	—	66	—
Taxes paid on stock-based compensation	—	—	—	—	(19,428)	—	—	—	—	(19,428)		(19,428)	—
Stock-based compensation	—	—	—	—	20,052	—	—	—	—	20,052	—	20,052	—
Balances at September 30, 2021	7,587,757	$119	—	$—	$1,273,376	$23,032	$18	4,318,730	$(484,248)	$812,297	$8,813	$821,110	$131,669

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
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

    Revenue Disaggregated by Source

The following table summarizes investment management fees by source:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Investment management fees
Open-end funds	$99,278	$63,458	$284,945	$176,584
Closed-end funds	17,116	8,959	46,451	27,695
Retail separate accounts	46,625	26,412	126,612	74,524
Institutional accounts	36,728	29,048	104,948	76,571
Structured products	953	1,297	3,797	3,288
Other products	433	611	1,159	1,961
Total investment management fees	$201,133	$129,785	$567,912	$360,623

4. Business Combinations

AllianzGI Strategic Partnership

On February 1, 2021, the Company completed the actions necessary to finalize its strategic partnership with Allianz Global Investors ("AllianzGI"), pursuant to which the Company became the investment adviser, distributor and/or administrator of certain of AllianzGI's open-end, closed-end and retail separate account assets. Additionally, as part of the strategic partnership, AllianzGI’s Dallas-based Value Equity team joined the Company as a newly established affiliated manager, NFJ Investment Group ("NFJ"). Assets acquired in connection with the transaction primarily consisted of definite-lived intangible assets representing open-end, closed-end and retail separate account investment contracts as well as indefinite-lived assets consisting of goodwill related to NFJ. The revenues and operating income of NFJ were not material to the Company's results of operations for the three and nine months ended September 30, 2021.
Transaction consideration consists of variable cash payments based on a percentage of the investment management fees earned on certain open-end, closed-end and retail separate account assets adopted under the transaction. Payments are to be made annually around the anniversary of the closing date of the transaction over the next seven years. The estimate of these future revenue participation payments of $137.7 million at September 30, 2021 has been recorded as a liability and included as Contingent Consideration on the Company's Condensed Consolidated Balance Sheet. In addition, the Company capitalized $7.7 million of costs associated with certain assets acquired.
The following table summarizes the identified acquired assets:

	February 1, 2021
(in thousands)	Approximate Fair Value	Weighted Average Useful Life
Definite-lived intangible assets:
Open-end and closed-end fund investment contracts	$101,447	13 years
Retail separate account investment contracts	17,000	6 years
Trade name	1,941	8 years
Total definite-lived intangible assets	120,388
Goodwill	25,000
Total assets acquired	$145,388

5. Intangible Assets, Net

Below is a summary of intangible assets, net:

	Definite-Lived			Indefinite-Lived	Total
(in thousands)	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balances of December 31, 2020	$489,570	$(252,822)	$236,748	$43,516	$280,264
Additions	120,388	—	120,388	—	120,388
Intangible amortization	—	(30,219)	(30,219)	—	(30,219)
Balances of September 30, 2021	$609,958	$(283,041)	$326,917	$43,516	$370,433

Definite-lived intangible asset amortization for the remainder of fiscal year 2021 and succeeding fiscal years is estimated as follows:

Fiscal Year	Amount (in thousands)
Remainder of 2021	10,391
2022	41,440
2023	40,778
2024	35,136
2025	30,368
2026 and thereafter	168,804
Total	$326,917

6. Investments
Investments consist primarily of investments in the Company's sponsored products. The Company's investments, excluding the assets of consolidated investment products ("CIP") discussed in Note 16, at September 30, 2021 and December 31, 2020 were as follows:

(in thousands)	September 30, 2021	December 31, 2020
Investment securities - fair value	$78,143	$39,990
Equity method investments (1)	12,914	12,676
Nonqualified retirement plan assets	12,378	10,612
Other investments	2,197	1,666
Total investments	$105,632	$64,944

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
Investment Securities - fair value
Investment securities - fair value consist of investments in the Company's sponsored funds, separately managed accounts and trading debt securities. The composition of the Company’s investment securities - fair value was as follows:

	September 30, 2021		December 31, 2020
(in thousands)	Cost	Fair Value	Cost	Fair Value
Investment Securities - fair value
Sponsored funds	$59,342	$64,691	$22,378	$25,909
Equity securities	10,362	13,446	9,614	14,078
Debt securities	7	6	7	3
Total investment securities - fair value	$69,711	$78,143	$31,999	$39,990

For the three and nine months ended September 30, 2021, the Company recognized realized gains of $0.2 million and $2.0 million, respectively, on the sale of its investment securities - fair value. For the three and nine months ended September 30, 2020, the Company recognized realized gains of $4.5 million and $4.2 million, respectively, on the sale of its investment securities - fair value.

7. Fair Value Measurements
The Company’s assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of CIP discussed in Note 16, as of September 30, 2021 and December 31, 2020 by fair value hierarchy level were as follows:
September 30, 2021

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$366,937	$—	$—	$366,937
Investment securities - fair value
Sponsored funds	64,691	—	—	64,691
Equity securities	13,446	—	—	13,446
Debt securities	—	6	—	6
Nonqualified retirement plan assets	12,378	—	—	12,378
Total assets measured at fair value	$457,452	$6	$—	$457,458

December 31, 2020

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$207,101	$—	$—	$207,101
Investment securities - fair value
Sponsored funds	25,909	—	—	25,909
Equity securities	14,078	—	—	14,078
Debt securities	—	3	—	3
Nonqualified retirement plan assets	10,612	—	—	10,612
Total assets measured at fair value	$257,700	$3	$—	$257,703

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

The Company had no Level 3 investments for the three- and nine-month periods ended September 30, 2021 and 2020, respectively.

8. Equity Transactions

Dividends Declared

On August 18, 2021, the Company declared a quarterly cash dividend of $1.50 per common share to be paid on November 12, 2021 to stockholders of record at the close of business on October 29, 2021.

Common Stock Repurchases

During the three and nine months ended September 30, 2021, the Company repurchased 64,494 and 111,327 common shares, respectively, at a weighted average price of $310.07 and $291.90 per share, respectively, for a total cost, including fees and expenses, of $20.0 million and $32.5 million, respectively, under its share repurchase program. As of September 30, 2021, 611,315 shares remained available for repurchase. Under the terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

9. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2021 and 2020 were as follows:

(in thousands)	Foreign Currency Translation Adjustments
Balance at December 31, 2020	$29
Foreign currency translation adjustments, net of tax of $4	(11)
Net current-period other comprehensive income (loss)	(11)
Balance at September 30, 2021	$18

(in thousands)	Foreign Currency Translation Adjustments
Balance at December 31, 2019	$9
Foreign currency translation adjustments, net of tax of $3	(9)
Net current-period other comprehensive income (loss)	(9)
Balance at September 30, 2020	$0

10. Stock-Based Compensation

Pursuant to the Company's Omnibus Incentive and Equity Plan (the "Plan"), officers, employees and directors may be granted equity-based awards, including restricted stock units ("RSUs"), performance stock units ("PSUs"), stock options and unrestricted shares of common stock. At September 30, 2021, 805,875 shares of common stock remained available for issuance of the 3,370,000 shares that are authorized for issuance under the Plan.

Stock-based compensation expense is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in thousands)
Stock-based compensation expense	$5,989	$6,299	$21,833	$16,412

Restricted Stock Units

Each RSU entitles the holder to one share of common stock when the restriction expires. RSUs may be time-vested or performance-contingent (PSUs) that convert into RSUs after performance measurement is complete and generally vest in one to three years. Shares that are issued upon vesting are newly issued shares from the Plan and are not issued from treasury stock.

RSU activity, inclusive of PSUs, for the nine months ended September 30, 2021 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	533,185	$106.19
Granted	107,216	$268.56
Forfeited	(22,752)	$127.96
Settled	(184,589)	$123.17
Outstanding at September 30, 2021	433,060	$138.00
For the nine months ended September 30, 2021 and 2020, a total of 72,795 and 63,566 RSUs, respectively, were withheld by the Company as a result of net share settlements to settle minimum employee tax withholding obligations. The Company paid $19.4 million and $5.6 million for the nine months ended September 30, 2021 and 2020, respectively, in minimum employee tax withholding obligations related to RSUs withheld for the net share settlements.

During the nine months ended September 30, 2021, the Company granted 26,425 PSUs that contain performance-based metrics in addition to a service condition. Compensation expense for PSUs is generally recognized over a three-year service period based upon the value determined using a combination of (i) the intrinsic value method, for awards that contain a performance metric that represents a "performance condition" in accordance with ASC 718, and (ii) the Monte Carlo simulation valuation model for awards that contain a "market condition" performance metric under ASC 718. Compensation expense for PSU awards that contain a market condition is fixed at the date of grant and will not be adjusted in future periods based upon the achievement of the market condition. Compensation expense for PSU awards with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period.

As of September 30, 2021, unamortized stock-based compensation expense for unvested RSUs and PSUs was $30.8 million, with a weighted-average remaining contractual life of 1.2 years.

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

The computation of basic and diluted EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Net Income (Loss)	$72,511	$40,934	$200,822	$58,149
Noncontrolling interests	(13,775)	(11,286)	(42,531)	(21,507)
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$58,736	$29,648	$158,291	$36,642
Shares:
Basic: Weighted-average number of shares outstanding	7,691	7,684	7,688	7,611
Plus: Incremental shares from assumed conversion of dilutive instruments	293	313	340	347
Diluted: Weighted-average number of shares outstanding	7,984	7,997	8,028	7,958
Earnings (Loss) per Share—Basic	$7.64	$3.86	$20.59	$4.81
Earnings (Loss) per Share—Diluted	$7.36	$3.71	$19.72	$4.60

The following table details the securities that have been excluded from the above computation of weighted-average number of shares for diluted EPS, because the effect would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Restricted stock units and options	5	1	2	—
Total anti-dilutive securities	5	1	2	—

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

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 24.0% and 33.9% for the nine months ended September 30, 2021 and 2020, respectively. The comparatively lower estimated effective tax rate for the nine months ended September 30, 2021 was primarily due to valuation allowances recorded in the prior year period for the tax effects of unrealized losses on certain Company investments.

13. Debt

Credit Agreement Refinancing

On September 28, 2021, the Company completed a refinancing of its credit agreement through an amended and restated credit agreement dated September 28, 2021 (the "Credit Agreement"). The Credit Agreement provides for (a) a $275.0 million term loan with a seven-year term (the "Term Loan") and (b) a $175.0 million revolving credit facility with a five-year term. A portion of the proceeds from the refinancing was used to pay $194.0 million outstanding on the previous term loan. At September 30, 2021, $275.0 million was outstanding under the Term Loan, and the Company had no outstanding borrowings under its revolving credit facility. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented in the Condensed Consolidated Balance Sheet net of related debt issuance costs, which were $8.3 million as of September 30, 2021. Because the debt instruments are not substantially different, the refinancing was treated as a debt modification for accounting purposes.

Amounts outstanding under the Credit Agreement bear interest at an annual rate equal to, at the option of the Company, either LIBOR (adjusted for reserves) for interest periods of one, three or six months (or, solely in the case of the revolving credit facility, if agreed to by each relevant Lender, twelve months) or an alternate base rate, in either case plus an applicable margin. The applicable margins are 2.25%, in the case of LIBOR-based loans, and 1.25%, in the case of alternate base rate loans. Interest is payable quarterly in arrears with respect to alternate base rate loans and on the last day of each interest period with respect to LIBOR-based loans (but, in the case of any LIBOR-based loan with an interest period of more than three months, at three-month intervals). The Credit Agreement contains LIBOR and other subsequent benchmark successor provisions.

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

The term loans will amortize at the rate of 1.00% per annum payable in equal quarterly installments on the last day of each March, June, September and December (commencing on December 31, 2021). In addition, the Credit Agreement requires that the term loans be mandatorily prepaid with (a) 50% of the Company’s excess cash flow on an annual basis, stepping down to 25% if the Company’s secured net leverage ratio declines to 2:1 or below and stepping down to 0% if the Company’s secured net leverage ratio declines below 1.5:1; (b) 50% of the net proceeds of certain asset sales, casualty or condemnation events, subject to customary reinvestment rights; and (c) 100% of the proceeds of any indebtedness incurred to refinance the term loans or other refinancing indebtedness as well as indebtedness incurred other than indebtedness permitted to be incurred by the Credit Agreement. At any time, upon timely notice, the Company may terminate the Credit Agreement in full, reduce the commitment under the facility in minimum specified increments or prepay loans in whole or in part, subject to the payment of breakage fees with respect to LIBOR-based loans and, in the case of any term loans that are prepaid in connection with a “repricing transaction” occurring within the six-month period following the closing date of the Credit Agreement, a 1.00% premium.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that affect, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, merge or dissolve, make investments, dispose of assets, engage in sale and leaseback transactions, make distributions and dividends and prepayments of junior indebtedness, engage in transactions with affiliates, enter into restrictive agreements, amend documentation governing junior indebtedness, modify its fiscal year and modify its organizational documents, subject to customary exceptions, thresholds, qualifications and “baskets.” In addition, the Credit Agreement contains a financial performance covenant that is only applicable when greater than 35% of the revolving credit facility is outstanding, requiring a maximum leverage ratio, as of the last day of each of the four fiscal quarter periods, of no greater than the levels set forth in the Credit Agreement.

Future minimum Term Loan payments (exclusive of any mandatory excess cash flow repayments) as of September 30, 2021 are as follows:

Year	Amount
(in thousands)
Remainder of 2021	$687.5
2022	2,750.0
2023	2,750.0
2024	2,750.0
2025	2,750.0
2026 and thereafter	263,312.5
Total	$275,000.0

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

Redeemable noncontrolling interests for the nine months ended September 30, 2021 included the following amounts:

(in thousands)	CIP	Affiliate Noncontrolling Interests	Total
Balances at December 31, 2020	$28,061	$87,452	$115,513
Net income (loss) attributable to noncontrolling interests	859	6,575	7,434
Changes in redemption value (1)	—	34,378	34,378
Total net income (loss) attributable to noncontrolling interests	859	40,953	41,812
Net subscriptions (redemptions) and other	(16,112)	(9,544)	(25,656)
Balances at September 30, 2021	$12,808	$118,861	$131,669
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

The following table presents the balances of CIP that, after intercompany eliminations, were reflected on the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020:

	As of
	September 30, 2021			December 31, 2020
	VOEs	VIEs		VOEs	VIEs
(in thousands)		CLOs	Other		CLOs	Other
Cash and cash equivalents	$785	$153,825	$1,638	$9,837	$82,295	$1,206
Investments	24,902	2,085,625	62,746	57,256	2,217,055	58,966
Other assets	4	26,006	819	1,989	10,484	957
Notes payable	—	(2,083,827)	—	—	(2,190,445)	—
Securities purchased payable and other liabilities	(648)	(103,035)	(1,007)	(2,566)	(42,940)	(323)
Noncontrolling interests	(6,487)	(8,813)	(6,321)	(24,707)	(9,799)	(3,354)
Net interests in CIP	$18,556	$69,781	$57,875	$41,809	$66,650	$57,452

Consolidated CLOs

The majority of the Company's CIP that are VIEs are CLOs. At September 30, 2021, the Company consolidated six CLOs. The financial information of certain CLOs is included on the Company's condensed consolidated financial statements on a one-month lag based upon the availability of the fund's financial information. A majority-owned consolidated private fund, whose primary purpose is to invest in CLOs for which the Company serves as the collateral manager, is also included.

Investments of CLOs

The CLOs held investments of $2.1 billion at September 30, 2021 consisting of bank loan investments, which comprise the majority of the CLOs' portfolio asset collateral and are senior secured corporate loans across a variety of industries. These bank loan investments mature at various dates between 2022 and 2029 and pay interest at LIBOR plus a spread of up to 10.00%. The CLOs may elect to reinvest any prepayments received on bank loan investments up until the periods between October 2019 and March 2025, depending on the CLO. Generally, subsequent prepayments received after the reinvestment period must be used to pay down the note obligations. At September 30, 2021, the fair value of the senior bank loans was less than the unpaid principal balance by $36.9 million. At September 30, 2021, there were no material collateral assets in default.

Notes Payable of CLOs

The CLOs held notes payable with a total value, at par, of $2.3 billion at September 30, 2021, consisting of senior secured floating rate notes payable with a par value of $2.0 billion and subordinated notes with a par value of $225.9 million. These note obligations bear interest at variable rates based on LIBOR plus a pre-defined spread ranging from 0.8% to 8.7%. The principal amounts outstanding of these note obligations mature on dates ranging from October 2027 to January 2033.

The Company’s beneficial interests and maximum exposure to loss related to these consolidated CLOs is limited to (i) ownership in the subordinated notes and (ii) accrued management fees. The secured notes of the consolidated CLOs have contractual recourse only to the related assets of the CLO and are classified as financial liabilities. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative prescribed by ASU 2014-13, Consolidation (Topic 810) ("ASU 2014-13"), results in the net assets of the consolidated CLOs shown above to be equivalent to the beneficial interests retained by the Company at September 30, 2021, as shown in the table below:

(in thousands)
Subordinated notes	$68,564
Accrued investment management fees	1,217
Total beneficial interests	$69,781

The following table represents income and expenses of the consolidated CLOs included on the Company’s Condensed Consolidated Statements of Operations for the period indicated:

(in thousands)	Nine Months Ended September 30, 2021
Income:
Realized and unrealized gain (loss), net	$(6,382)
Interest income	66,389
Total income	60,007

Expenses:
Other operating expenses	1,299
Interest expense	42,342
Total expense	43,641
Noncontrolling interests	(719)
Net Income (loss) attributable to CIP	$15,647

As summarized in the table below, the application of the measurement alternative as prescribed by ASU 2014-13 results in the consolidated net income summarized above to be equivalent to the Company’s own economic interests in the consolidated CLOs, which are eliminated upon consolidation:

(in thousands)	Nine Months Ended September 30, 2021
Distributions received and unrealized gains (losses) on the subordinated notes	$8,720
Investment management fees	6,927
Total economic interests	$15,647

Fair Value Measurements of CIP

The assets and liabilities of CIP measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 by fair value hierarchy level were as follows:

As of September 30, 2021

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$153,825	$—	$—	$153,825
Debt investments	293	2,094,852	45,855	2,141,000
Equity investments	27,787	3,754	732	32,273
Total assets measured at fair value	$181,905	$2,098,606	$46,587	$2,327,098
Liabilities
Notes payable	$—	$2,083,827	$—	$2,083,827
Short sales	560	—	—	560
Total liabilities measured at fair value	$560	$2,083,827	$—	$2,084,387

As of December 31, 2020

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$82,295	$—	$—	$82,295
Debt investments	16,859	2,219,199	53,368	2,289,426
Equity investments	38,468	3,856	814	43,138
Derivatives	858	1,227	—	2,085
Total assets measured at fair value	$138,480	$2,224,282	$54,182	$2,416,944
Liabilities
Notes payable	$—	$2,190,445	$—	$2,190,445
Derivatives	714	757	—	1,471
Short sales	520	—	—	520
Total liabilities measured at fair value	$1,234	$2,191,202	$—	$2,192,436

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

Derivative assets and liabilities represent futures contracts, swaps contracts, option contracts and forward contracts held in CIP. Derivative instruments in an asset position are classified as other assets of CIP on the Condensed Consolidated Balance Sheets. Derivative instruments in a liability position are classified as liabilities of CIP within the Condensed Consolidated Balance Sheets. The change in fair value of such derivatives is recorded in realized and unrealized gain (loss) on investments of CIP, net, on the Condensed Consolidated Statements of Operations. Depending on the nature of the inputs, these derivative assets and liabilities are classified as Level 1, 2 or 3 within the fair value measurement hierarchy. In connection with entering into these derivative contracts, these CIP may be required to pledge an amount of cash equal to the appropriate "initial margin" requirements. The cash pledged or on deposit is recorded on the Condensed Consolidated Balance Sheets of the Company as Cash pledged or on deposit of CIP. The fair value of such derivatives at December 31, 2020, was immaterial. There were no derivative assets or liabilities held at September 30, 2021.

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

The securities purchase payable at September 30, 2021 and December 31, 2020 approximated fair value due to the short-term nature of the instruments.

The following table is a reconciliation of assets of CIP for Level 3 investments for which significant unobservable inputs were used to determine fair value:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Balance at beginning of period	$54,182	$40,422
Realized gains (losses), net	(209)	5
Change in unrealized gains (losses), net	1,580	(335)
Purchases	8,267	1,137
Amortization	78	9
Sales	(31,501)	(1,256)
Transfers to Level 2	(54,445)	(50,463)
Transfers from Level 2	68,635	25,643
Balance at end of period (1)	$46,587	$15,162

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

The Company has interests in certain other VIEs that the Company does not consolidate as it is not the primary beneficiary since its interest in these entities does not provide the Company with the power to direct the activities that most significantly impact the entities' economic performance. At September 30, 2021, the carrying value and maximum risk of loss related to the Company's interest in these VIEs was $30.6 million.

17. Subsequent Event

Westchester Capital Management

On October 1, 2021, the Company completed its previously announced acquisition of Westchester Capital Management ("Westchester"). The initial purchase price payment of $135.0 million was made at closing and an additional $20.0 million payment is due near year end, subject to retention of revenue levels, which is expected. Due to the limited time since the closing, the related acquisition accounting is incomplete at this time.

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

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, as well as the following risks and uncertainties resulting from: (i) any reduction in our assets under management; (ii) general domestic and global economic, political, and pandemic conditions; (iii) inability to achieve the expected benefits of our strategic transactions; (iv) the on-going effects of the COVID-19 pandemic and associated global economic disruptions; (v) withdrawal, renegotiation or termination of investment advisory agreements; (vi) damage to our reputation; (vii) inability to satisfy financial covenants and payments related to our indebtedness; (viii) inability to attract and retain key personnel; (ix) challenges from the competition we face in our business; (x) adverse developments related to unaffiliated subadvisers; (xi) negative changes in key distribution relationships; (xii) interruptions in or failure to provide critical technological service by us or third parties; (xiii) loss on our investments; (xiv) lack of sufficient capital on satisfactory terms; (xv) adverse regulatory and legal developments; (xvi) failure to comply with investment guidelines or other contractual requirements; (xvii) adverse civil litigation and government investigations or proceedings; (xviii) unfavorable changes in tax laws or limitations; (xix) volatility associated with our common stock; (xx) inability to make quarterly common stock dividends; (xxi) certain corporate governance provisions in our charter and bylaws; (xxii) losses or costs not covered by insurance; (xxiii) impairment of goodwill or intangible assets; and other risks and uncertainties. Any occurrence of, or any material adverse change in, one or more risk factors or risks and uncertainties referred to above, in our 2020 Annual Report on Form 10-K, this Quarterly Report on Form 10-Q and our other periodic reports filed with the Securities and Exchange Commission (the "SEC") could materially and adversely affect our operations, financial results, cash flows, prospects and liquidity.

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

Financial Highlights

▪Net income per diluted share was $7.36 in the third quarter of 2021, an increase of $3.65, or 98.3% as compared to net income per diluted share of $3.71 in the third quarter of 2020.
▪Total sales were $7.6 billion in the third quarter of 2021, a decrease of $0.3 billion, or 3.2%, from $7.9 billion in the third quarter of 2020. Net flows were $(0.6) billion in the third quarter of 2021 compared to $1.3 billion in the third quarter of 2020.
▪Assets under management were $177.3 billion at September 30, 2021, an increase of $60.8 billion, or 52.2%, from September 30, 2020.

AllianzGI Strategic Partnership

On February 1, 2021, the Company completed the actions necessary to finalize a strategic partnership with Allianz Global Investors ("AllianzGI"), pursuant to which NFJ Investment Group ("NFJ") was established as a new affiliated manager and the Company became the investment adviser, distributor and/or administrator for $29.5 billion of AllianzGI's open-end, closed-end, institutional and retail separate account assets (the "AGI Transaction").

Westchester Capital Management

On October 1, 2021, the Company completed its previously announced acquisition of Westchester Capital Management ("Westchester"), a recognized leader in global event-driven strategies with $5.1 billion of assets under management. The initial purchase price payment of $135.0 million was made at closing and an additional $20.0 million payment is due near year end, subject to retention of revenue levels, which is expected.

Agreement with Stone Harbor Investment Partners

On June 25, 2021, the Company entered into an agreement to acquire Stone Harbor Investment Partners LP ("Stone Harbor"). The transaction is expected to close near the end of 2021, subject to customary closing conditions and approvals, including by fund shareholders.

Assets Under Management

At September 30, 2021, total assets under management were $177.3 billion, representing an increase of $60.8 billion, or 52.2%, from September 30, 2020, and an increase of $45.1 billion, or 34.1%, from December 31, 2020. The increase in total assets under management from September 30, 2020 included $26.5 billion of positive market performance, $29.5 billion from the AGI Transaction and $5.9 billion of positive net flows. The change in total assets under management from December 31, 2020 was due to the increase from the AGI Transaction, $13.0 billion of positive market performance and $3.2 billion of positive net flows. In addition, at September 30, 2021, we had $3.7 billion of other fee earning assets.

Operating Results

In the third quarter of 2021, total revenues increased 62.8% to $252.1 million from $154.8 million in the third quarter of 2020, primarily as a result of higher average assets under management in open-end funds as a result of positive market performance, positive net flows and the assets from the AGI Transaction. Operating income increased $52.3 million to $93.3 million in the third quarter of 2021 compared to $41.0 million in the third quarter of 2020, primarily due to the same factors previously mentioned.

Assets Under Management by Product

The following table summarizes our assets under management by product:

	As of September 30,		Change
(in millions)	2021	2020	$	%
Open-End Funds (1) (2)	$73,044	$44,574	$28,470	63.9%
Closed-End Funds	11,721	5,629	6,092	108.2%
Exchange Traded Funds	1,321	543	778	143.3%
Retail Separate Accounts	41,528	24,727	16,801	67.9%
Institutional Accounts (2)	45,882	36,851	9,031	24.5%
Structured Products	3,809	4,163	(354)	(8.5)%
Total	$177,305	$116,487	$60,818	52.2%
Average Assets Under Management (3)	$168,934	$105,651	$63,283	59.9%
(1)Represents assets under management of U.S. retail funds, offshore funds and variable insurance funds.
(2)Includes ultra-short strategies previously included in a separate liquidity strategy. Prior period amounts have been recast to conform to the current year presentation.
(3)Averages for the nine-month period ended September 30 were calculated as follows:
–Funds - average daily or weekly balances
–Retail Separate Accounts - average of quarterly beginning balances
–Institutional Accounts and Structured Products - average of month-end balances

Asset Flows by Product

The following table summarizes asset flows by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Open-End Funds (1) (2)
Beginning balance	$75,333	$41,144	$50,771	$43,824
Inflows	3,635	3,997	14,231	12,770
Outflows	(5,103)	(3,501)	(15,348)	(13,363)
Net flows	(1,468)	496	(1,117)	(593)
Market performance	(745)	3,006	3,854	1,528
Other (3)	(76)	(72)	19,536	(185)
Ending balance	$73,044	$44,574	$73,044	$44,574
Closed-End Funds
Beginning balance	$11,993	$5,639	$5,914	$6,748
Inflows	3	15	3	20
Outflows	—	—	—	—
Net flows	3	15	3	20
Market performance	(114)	54	505	(751)
Other (3)	(161)	(79)	5,299	(388)
Ending balance	$11,721	$5,629	$11,721	$5,629
Exchange Traded Funds
Beginning balance	$1,260	$541	$837	$1,156
Inflows	174	60	581	220
Outflows	(65)	(35)	(234)	(408)
Net flows	109	25	347	(188)
Market performance	(30)	(12)	172	(380)
Other (3)	(18)	(11)	(35)	(45)
Ending balance	$1,321	$543	$1,321	$543
Retail Separate Accounts
Beginning balance	$40,578	$22,054	$29,751	$20,414
Inflows	2,003	1,727	6,975	4,271
Outflows	(1,231)	(617)	(2,960)	(2,046)
Net flows	772	1,110	4,015	2,225
Market performance	178	1,591	4,229	2,111
Other (3)	—	(28)	3,533	(23)
Ending balance	$41,528	$24,727	$41,528	$24,727
Institutional Accounts (2)
Beginning balance	$45,604	$34,819	$40,861	$32,859
Inflows	1,808	2,075	5,994	6,715
Outflows	(1,727)	(2,381)	(5,779)	(5,825)
Net flows	81	(306)	215	890
Market performance	222	2,473	4,155	3,203
Other (3)	(25)	(135)	651	(101)
Ending balance	$45,882	$36,851	$45,882	$36,851
Structured Products
Beginning balance	$3,870	$4,264	$4,060	$3,903
Inflows	—	—	—	491
Outflows	(69)	(69)	(266)	(184)
Net flows	(69)	(69)	(266)	307
Market performance	36	10	104	82
Other (3)	(28)	(42)	(89)	(129)
Ending balance	$3,809	$4,163	$3,809	$4,163

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Total
Beginning balance	$178,638	$108,461	$132,194	$108,904
Inflows	7,623	7,874	27,784	24,487
Outflows	(8,195)	(6,603)	(24,587)	(21,826)
Net flows	(572)	1,271	3,197	2,661
Market performance	(453)	7,122	13,019	5,793
Other (3)	(308)	(367)	28,895	(871)
Ending balance	$177,305	$116,487	$177,305	$116,487
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

Assets Under Management by Asset Class

The following table summarizes our assets under management by asset class:

	As of September 30,		Change		% of Total
(in millions)	2021	2020	$	%	2021	2020
Asset Class
Equity	$112,732	$72,811	$39,921	54.8%	63.6%	62.5%
Fixed income (1)	35,240	28,273	6,967	24.6%	19.9%	24.3%
Multi-asset (2)	23,641	11,105	12,536	112.9%	13.3%	9.5%
Alternatives (3)	5,692	4,298	1,394	32.4%	3.2%	3.7%
Total	$177,305	$116,487	$60,818	52.2%	100.0%	100.0%

(1)Includes ultra-short strategies previously included in a separate liquidity strategy.
(2)Includes strategies with substantial holdings in at least two of the following asset classes: equity, fixed income and alternatives.
(3)Includes real estate securities, infrastructure, mid-stream energy, long/short, and options strategies.

Average Assets Under Management and Average Basis Points

The following table summarizes the average management fees earned in basis points and average assets under management:

	Three Months Ended September 30,
	Average Fee Earned (expressed in basis points)		Average Assets Under Management (in millions) (2)
	2021	2020	2021	2020
Products
Open-End Funds (1)	46.3	50.4	$75,073	$43,603
Closed-End Funds	56.2	62.1	12,091	5,742
Exchange Traded Funds	10.4	6.5	1,295	549
Retail Separate Accounts	44.0	45.7	40,578	22,054
Institutional Accounts	31.0	31.5	46,739	36,771
Structured Products	35.1	34.2	3,803	4,171
All Products	42.0	43.1	$179,579	$112,890

	Nine Months Ended September 30,
	Average Fee Earned (expressed in basis points)		Average Assets Under Management (in millions) (2)
	2021	2020	2021	2020
Products
Open-End Funds (1)	46.9	49.5	$71,816	$41,258
Closed-End Funds	55.8	62.2	11,122	5,944
Exchange Traded Funds	10.7	7.5	1,114	689
Retail Separate Accounts	44.6	47.7	36,647	20,043
Institutional Accounts	31.6	30.6	44,347	33,508
Structured Products	38.0	31.6	3,888	4,209
All Products	42.5	42.9	$168,934	$105,651

(1)Represents assets under management of U.S. retail funds, offshore funds and variable insurance funds.
(2)Averages are calculated as follows:
–Funds - average daily or weekly balances
–Retail Separate Accounts - average of quarterly beginning balances
–Institutional Accounts and Structured Products - average of month-end balances

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

The average fee rate earned on all products for the three and nine months ended September 30, 2021 decreased by 1.1 and 0.4 basis points, respectively, compared to the same periods in the prior year primarily due to lower fee rates earned on the assets under management acquired from the AGI Transaction.

Results of Operations
Summary Financial Data

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2021	2020	2021 vs. 2020	%	2021	2020	2021 vs. 2020	%
Investment management fees	$201,133	$129,785	$71,348	55.0%	$567,912	$360,623	$207,289	57.5%
Other revenue	50,931	25,005	25,926	103.7%	145,060	71,627	73,433	102.5%
Total revenues	252,064	154,790	97,274	62.8%	712,972	432,250	280,722	64.9%
Total operating expenses	158,782	113,781	45,001	39.6%	471,137	340,017	131,120	38.6%
Operating income (loss)	93,282	41,009	52,273	127.5%	241,835	92,233	149,602	162.2%
Other income (expense), net	(2,304)	6,177	(8,481)	(137.3)%	1,738	(9,859)	11,597	(117.6)%
Interest income (expense), net	7,356	5,726	1,630	28.5%	20,626	5,622	15,004	266.9%
Income (loss) before income taxes	98,334	52,912	45,422	85.8%	264,199	87,996	176,203	200.2%
Income tax expense (benefit)	25,823	11,978	13,845	115.6%	63,377	29,847	33,530	112.3%
Net income (loss)	72,511	40,934	31,577	77.1%	200,822	58,149	142,673	245.4%
Noncontrolling interests	(13,775)	(11,286)	(2,489)	22.1%	(42,531)	(21,507)	(21,024)	97.8%
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$58,736	$29,648	$29,088	98.1%	$158,291	$36,642	$121,649	332.0%

Revenues

Revenues by source were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2021	2020	2021 vs. 2020	%	2021	2020	2021 vs. 2020	%
Investment management fees
Open-end funds	$99,278	$63,458	$35,820	56.4%	$284,945	$176,584	$108,361	61.4%
Closed-end funds	17,116	8,959	8,157	91.0%	46,451	27,695	18,756	67.7%
Retail separate accounts	46,625	26,412	20,213	76.5%	126,612	74,524	52,088	69.9%
Institutional accounts	36,728	29,048	7,680	26.4%	104,948	76,571	28,377	37.1%
Structured products	953	1,297	(344)	(26.5)%	3,797	3,288	509	15.5%
Other products	433	611	(178)	(29.1)%	1,159	1,961	(802)	(40.9)%
Total investment management fees	201,133	129,785	71,348	55.0%	567,912	360,623	207,289	57.5%
Distribution and service fees	23,293	9,797	13,496	137.8%	67,091	28,146	38,945	138.4%
Administration and shareholder service fees	26,479	15,114	11,365	75.2%	74,916	43,056	31,860	74.0%
Other income and fees	1,159	94	1,065	NM	3,053	425	2,628	618.4%
Total revenues	$252,064	$154,790	$97,274	62.8%	$712,972	$432,250	$280,722	64.9%
NM = Not Meaningful

Investment Management Fees

Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payments. Investment management fees increased by $71.3 million, or 55.0%, and $207.3 million, or 57.5%, for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year. The increase in investment management fees during the three- and nine-month periods ended September 30, 2021 was due to an increase in average assets under management of $66.7 billion, or 59.1% and $63.3 million, or 59.9%, respectively, primarily as a result of market performance and the AGI Transaction.

Distribution and Service Fees

Distribution and service fees are sales- and asset-based fees earned from open-end funds for marketing and distribution services. Distribution and service fees increased by $13.5 million, or 137.8%, and $38.9 million, or 138.4%, for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year, due to higher average assets for open-end funds in share classes that have distribution and service fees primarily as a result of market performance and the AGI Transaction.

Administration and Shareholder Service Fees

Administration and shareholder service fees represent fees earned for fund administration and shareholder services from our open-end mutual funds, ETFs and certain of our closed-end funds. Fund administration and shareholder service fees increased by $11.4 million, or 75.2%, and $31.9 million, or 74.0%, for the three and nine months ended September 30, 2021, compared to the same periods in the prior year primarily due to the increase in average assets under management for our open-end and closed-end funds during the periods predominantly as a result of market performance and the AGI Transaction.

Other Income and Fees

Other income and fees primarily represent fees related to other fee earning assets and contingent sales charges earned from investor redemptions of certain shares sold without a front-end sales charge. Other income and fees increased by $1.1 million and $2.6 million, for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year primarily due to fees associated with other fee earning assets as a result of the AGI Transaction.

Operating Expenses

Operating expenses by category were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2021	2020	2021 vs. 2020	%	2021	2020	2021 vs. 2020	%
Operating expenses
Employment expenses	$87,345	$67,479	$19,866	29.4%	$266,734	$193,772	$72,962	37.7%
Distribution and other asset-based expenses	36,692	19,570	17,122	87.5%	105,007	56,324	48,683	86.4%
Other operating expenses	22,800	16,343	6,457	39.5%	64,326	52,664	11,662	22.1%
Other operating expenses of CIP	639	1,016	(377)	(37.1)%	1,857	9,944	(8,087)	(81.3)%
Restructuring and severance	—	735	(735)	(100.0)%	—	1,155	(1,155)	(100.0)%
Depreciation expense	915	1,106	(191)	(17.3)%	2,994	3,560	(566)	(15.9)%
Amortization expense	10,391	7,532	2,859	38.0%	30,219	22,598	7,621	33.7%
Total operating expenses	$158,782	$113,781	$45,001	39.6%	$471,137	$340,017	$131,120	38.6%

Employment Expenses

Employment expenses consist of fixed and variable compensation and related employee benefit costs. Employment expenses for the three and nine months ended September 30, 2021 were $87.3 million and $266.7 million, respectively, which represented an increase of $19.9 million, or 29.4%, and $73.0 million, or 37.7%, respectively, compared to the same periods in the prior year. The increase for the three and nine months ended September 30, 2021 was primarily due to increased profit-based compensation.

Distribution and Other Asset-Based Expenses

Distribution and other asset-based expenses consist primarily of payments to third-party client intermediaries for providing services to investors in sponsored investment products. These payments are primarily based on assets under management or on a percentage of sales. These expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized on a straight-line basis over the periods in which commissions are generally recovered from distribution fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares. Distribution and other asset-based expenses increased by $17.1 million, or 87.5%, and $48.7 million, or 86.4%, for the three and nine months ended September 30, 2021, as compared to the same periods in the prior year, primarily due to an increased percentage of sales and assets under management in share classes that have distribution and other asset-based expenses primarily as a result of the AGI Transaction.

Other Operating Expenses

Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and distribution related costs, rent and occupancy expenses, and other business costs. Other operating expenses for the three months ended September 30, 2021 increased by $6.5 million, or 39.5%, as compared to the same period in the prior year primarily due to acquisition related professional fees and additional expenses as a result of the newly established affiliated manager, NFJ. Other operating expenses for the nine months ended September 30, 2021 increased $11.7 million, or 22.1%, as compared to the same period in the prior year primarily due to acquisition related professional fees in the current year.

Other Operating Expenses of CIP

Other operating expenses of CIP decreased $0.4 million, or 37.1%, for the three months ended September 30, 2021 and $8.1 million, or 81.3%, for the nine months ended September 30, 2021 compared to the same periods in the prior year. The decreases during the three- and nine-month periods were primarily due to the costs associated with the issuance of a new CLO in the prior year periods that did not recur.

Depreciation Expense

Depreciation expense consists primarily of the straight-line depreciation of furniture, equipment and leasehold improvements. Depreciation expense decreased $0.2 million, or 17.3%, and $0.6 million, or 15.9%, during the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year, primarily due to certain assets becoming fully depreciated.

Amortization Expense

Amortization expense consists of the amortization of definite-lived intangible assets over their estimated useful lives. Amortization expense increased $2.9 million, or 38.0%, and $7.6 million, or 33.7%, for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year due to the additional amortization associated with the AGI Transaction.

Other Income (Expense)

Other Income (Expense), net by category were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2021	2020	2021 vs. 2020	%	2021	2020	2021 vs. 2020	%
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	$(504)	$2,498	$(3,002)	NM	$2,881	$2,068	$813	39.3%
Realized and unrealized gain (loss) of CIP, net	(2,801)	2,680	(5,481)	NM	(4,741)	(12,733)	7,992	(62.8)%
Other income (expense), net	1,001	999	2	0.2%	3,598	806	2,792	346.4%
Total Other Income (Expense), net	$(2,304)	$6,177	$(8,481)	(137.3)%	$1,738	$(9,859)	$11,597	(117.6)%

Realized and unrealized gain (loss) on investments, net

Realized and unrealized gain (loss) on investments, net changed during the three and nine months ended September 30, 2021 by $(3.0) million and $0.8 million, respectively, as compared to the same periods in the prior year. The realized and unrealized gains and losses during the three and nine months ended September 30, 2021 reflected changes in overall market conditions experienced during the periods.

Realized and unrealized gain (loss) of CIP, net

Realized and unrealized gain (loss) of CIP, net changed $(5.5) million and $8.0 million, during the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year. The change for the three and nine months ended September 30, 2021 consisted primarily of an increase in net realized and unrealized losses of $75.9 million and gains of $125.7 million, respectively, due to changes in market values of leveraged loans, partially offset by changes in unrealized gains of $70.4 million and losses of $117.8 million, respectively, related to the value of the notes payable.

Other income (expense), net

Other income (expense), net remained consistent for the three months ended September 30, 2021, and increased by $2.8 million for the nine months ended September 30, 2021, in each case compared to the same periods in the prior year. The increase during the nine-month period was primarily due to increased earnings from equity method investments during the current year period.

Interest Income (Expense)

Interest Income (Expense), net by category were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2021	2020	2021 vs. 2020	%	2021	2020	2021 vs. 2020	%
Interest Income (Expense)
Interest expense	$(2,348)	$(2,877)	$529	(18.4)%	$(6,918)	$(9,202)	$2,284	(24.8)%
Interest and dividend income	269	137	132	96.4%	571	1,131	(560)	(49.5)%
Interest and dividend income of investments of CIP	22,877	26,088	(3,211)	(12.3)%	69,315	83,951	(14,636)	(17.4)%
Interest expense of CIP	(13,442)	(17,622)	4,180	(23.7)%	(42,342)	(70,258)	27,916	(39.7)%
Total Interest Income (Expense), net	$7,356	$5,726	$1,630	28.5%	$20,626	$5,622	$15,004	266.9%

Interest Expense

Interest expense decreased $0.5 million, or 18.4%, and $2.3 million, or 24.8%, for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year. The decreases were due to a decline in the average debt outstanding and a lower average interest rate compared to the same periods in the prior year.

Interest and Dividend Income

Interest and dividend income is earned on cash equivalents and our marketable securities. Interest and dividend income increased $0.1 million, or 96.4%, and decreased $0.6 million, or 49.5%, for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year. The increase during the three-month period was primarily due to a higher average investment balance as compared to the corresponding period in the prior year. The decrease during the nine-month period was primarily due to lower interest rates earned on cash as compared to the corresponding period in the prior year.

Interest and Dividend Income of Investments of CIP

Interest and dividend income of investments of CIP decreased $3.2 million, or 12.3%, and $14.6 million, or 17.4%, for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year. The decreases were primarily due to a decrease in interest rates.

Interest Expense of CIP

Interest expense of CIP represents interest expense on the notes payable of CIP. Interest expense of CIP decreased by $4.2 million, or 23.7%, and $27.9 million, or 39.7%, for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year. The decrease during the three and nine months ended September 30, 2021 was primarily due to lower variable interest rates partially offset by higher average debt balances of CIP during the current year periods, as well as $3.3 million of amortization of discounts on notes payable in the prior year-to-date period that did not recur.

Income Tax Expense (Benefit)

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 24.0% and 33.9% for the nine months ended September 30, 2021 and 2020, respectively. The decrease in the estimated effective tax rate for the nine months ended September 30, 2021 as compared to the same period in the prior year was primarily due to income tax expense associated with valuation allowances recorded for unrealized losses on certain Company investments in the corresponding prior year period that did not recur.

Liquidity and Capital Resources
Certain Financial Data
The following table summarizes certain financial data relating to our liquidity and capital resources:

	September 30, 2021	December 31, 2020	Change
(in thousands)			2021 vs. 2020	%
Balance Sheet Data
Cash and cash equivalents	$437,242	$246,511	$190,731	77.4%
Investments	105,632	64,944	40,688	62.7%
Contingent consideration	137,664	—	137,664	100.0%
Debt	266,739	201,212	65,527	32.6%
Redeemable noncontrolling interests	131,669	115,513	16,156	14.0%
Total equity	821,110	720,940	100,170	13.9%

	Nine Months Ended September 30,		Change
(in thousands)	2021	2020	2021 vs. 2020
Cash Flow Data
Provided by (Used In):
Operating Activities	$423,679	$(380,267)	$803,946
Investing Activities	(16,525)	8,935	(25,460)
Financing Activities	(153,513)	305,840	(459,353)

Overview

At September 30, 2021, we had $437.2 million of cash and cash equivalents and $105.6 million of investments, which included $78.1 million of investment securities, compared to $246.5 million of cash and cash equivalents and $64.9 million of investments, which included $40.0 million of investment securities, at December 31, 2020.

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

Capital and Reserve Requirements

We operate a SEC registered broker-dealer subsidiary that is subject to certain rules regarding minimum net capital. The broker-dealer is required to maintain a ratio of "aggregate indebtedness" to "net capital," as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us, including additional reporting requirements, a lower required ratio of aggregate indebtedness to net capital or interruption of our business. At September 30, 2021, the ratio of aggregate indebtedness to net capital of our broker-dealer was below the maximum allowed, and net capital was significantly greater than the required minimum.

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

Operating Cash Flow

Net cash provided by operating activities of $423.7 million for the nine months ended September 30, 2021 changed by $803.9 million from net cash used in operating activities of $380.3 million for the same period in the prior year primarily due to an increase in net sales of investments by CIP of $688.8 million in the current year period compared to the prior year period.

Investing Cash Flow

Cash flows from investing activities consist primarily of capital expenditures and other investing activities related to our business operations. Net cash used in investing activities was $16.5 million for the nine months ended September 30, 2021 compared to net cash provided by investing activities of $8.9 million in the same period for the prior year. The primary investing activities for the nine months ended September 30, 2021 related to a decrease of $11.7 million in cash of CIP due to the deconsolidation of investment products in the current year period, while there was an increase of $9.7 million in cash of CIP due to the consolidation of additional investment products for the nine months ended September 30, 2020.

Financing Cash Flow

Cash flows from financing activities consist primarily of the issuance of common stock, return of capital through repurchases of common shares, dividends, withholding obligations for the net share settlement of employee share transactions, issuance and repayment of debt and changes to noncontrolling interests. Net cash related to financing activities changed by $459.4 million to net cash used in financing activities of $153.5 million for the nine months ended September 30, 2021 as compared to net cash provided by financing activities of $305.8 million for the nine months ended September 30, 2020. The net change was primarily due to a decrease of $566.9 million in net borrowings of CIP during the nine months ended September 30, 2021 compared to the prior year period, partially offset by the net cash inflows of $69.3 million as a result of the amended and restated credit agreement more fully discussed below.

Credit Agreement Refinancing

On September 28, 2021, We completed a refinancing of our credit agreement through an amended and restated credit agreement dated September 28, 2021 (the "Credit Agreement"). The Credit Agreement provides for (a) a $275.0 million term loan for the Company with a seven-year term (the "Term Loan") and (b) a $175.0 million revolving credit facility for the Company with a five-year term. A portion of the proceeds from the refinancing was used to pay off $194.0 million outstanding on the previous Term Loan. At September 30, 2021, $275.0 million was outstanding under the Term Loan, and the Company had no outstanding borrowings under its revolving credit facility. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented in the Condensed Consolidated Balance Sheet net of related debt issuance costs, which were $8.3 million as of September 30, 2021.

Contractual Obligations

Except for borrowing under our Credit Agreement, there have been no material changes outside of the ordinary course of business in our contractual obligations since December 31, 2020 as disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2020.
The table below sets forth these changes as of September 30, 2021, but does not update the other line items in the contractual obligations table that appears in the section of the Annual Report on Form 10-K described above:

	Payments Due
(in thousands)	Total	Remainder of 2021	1-3 Years	3-5 Years	More Than 5 Years
Credit Facility, including commitment fee (1)	$334,082	$2,914	$34,567	$22,468	$274,133
(1)At September 30, 2021, we had $275.0 million outstanding under the term loan of our Credit Agreement which has a variable rate. Payments due are estimated based on the variable interest rate and commitment fee rate in effect on September 30, 2021.

Critical Accounting Policies and Estimates

Our financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our 2020 Annual Report on Form 10-K. There were no material changes in our critical accounting policies in the three months ended September 30, 2021.

Recently Issued Accounting Pronouncements

For a discussion of accounting standards, see Note 2 in our condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is primarily exposed to market risk associated with unfavorable movements in interest rates and securities prices. During the three and nine months ended September 30, 2021, there were no material changes to the information contained in Part II, Item 7A of the Company's 2020 Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

As of September 30, 2021, an aggregate of 4,930,045 shares of our common stock had been authorized to be repurchased under the share repurchase program originally approved by our Board of Directors in 2010, and 611,315 shares remained available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

The following table sets forth information regarding our share repurchases in each month during the quarter ended September 30, 2021:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
July 1-31, 2021	—	$—	—	675,809
August 1-31, 2021	36,387	$305.32	36,387	639,422
September 1-30, 2021	28,107	$316.23	28,107	611,315
Total	64,494		64,494
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

Item 6.        Exhibits

Exhibit Number	Description

10.1	Amended and Restated Credit Agreement, dated as of September 28, 2021, by and among Virtus Investment Partners, Inc. as Borrower, Morgan Stanley Senior Funding, Inc., as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 4, 2021)

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following information formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2021 and 2020, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020 and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 9, 2021

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)