Form 10-K
period 2021-12-31
VIRTUS INVESTMENT PARTNERS, INC.
filed 2022-02-25
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold (based on the closing share price as quoted on the NASDAQ Global Market) as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $2.01 billion. For purposes of this calculation, shares of common stock held or controlled by executive officers and directors of the registrant have been treated as shares held by affiliates.
There were 7,506,151 shares of the registrant's common stock outstanding on February 11, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement that will be filed with the SEC in connection with the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Virtus Investment Partners, Inc.
Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2021

"We," "us," "our," the "Company," and "Virtus" as used in this Annual Report on Form 10-K (the "Annual Report") refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

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

Our Business
We provide investment management and related services to individuals and institutions. We use a multi-manager, multi-style approach, offering investment strategies from affiliated managers, each having its own distinct investment style, autonomous investment process, individual brand, as well as from select unaffiliated subadvisers. By offering a broad array of products, we believe we can appeal to a greater number of investors and have offerings across market cycles and through changes in investor preferences. Our earnings are primarily driven by asset-based fees charged for services relating to these various products, including investment management, fund administration, distribution and shareholder services.

We offer investment strategies for individual and institutional investors in different investment products and through multiple distribution channels. Our investment strategies are available in a diverse range of styles and disciplines, managed by differentiated investment managers. We have offerings in various asset classes (equity, fixed income, multi-asset and alternative), geographies (domestic, global, international and emerging), market capitalizations (large, mid and small), styles (growth, core and value) and investment approaches (fundamental, quantitative and specialty). Our retail products include open-end funds and exchange traded funds ("ETFs") as well as closed-end funds and retail separate accounts. Our institutional products are offered through separate accounts and pooled or commingled structures to a variety of institutional clients. We also provide subadvisory services to other investment advisers and serve as the collateral manager for structured products.

Our Investment Managers
We provide investment management services through our affiliated investment managers who are registered under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). The investment managers are responsible for portfolio management activities for our retail, institutional and structured products operating under advisory, subadvisory or collateral management agreements. We provide our affiliated managers with distribution, operational and administrative support, thereby allowing each manager to focus primarily on investment management. We also use the investment management services of select unaffiliated managers to sub-advise certain of our open- and closed-end funds, ETFs and retail separate accounts. We monitor our managers' services by assessing their performance, style and consistency and the discipline with which they apply their investment process.

Our affiliated investment managers and their respective assets under management, products and strategies as of December 31, 2021 were as follows:

Manager	Products	Strategies	Assets (in billions)
Ceredex Value Advisors	Open-end funds, institutional and intermediary-sold managed accounts	Value Equity large-, mid- and small-cap domestic equities	$9.9
Duff & Phelps Investment Management	Open- and closed-end funds, ETFs and intermediary-sold managed accounts	Income Focused Equities global listed infrastructure, domestic, global, real asset and international real estate and energy	$12.2
Kayne Anderson Rudnick Investment Management	Intermediary-sold managed accounts, open-end funds, institutional accounts and private client accounts	Quality-Oriented Equity small- to large-cap, including domestic, global, long/short, global dividend, international and emerging market strategies	$64.9
Newfleet Asset Management	Open- and closed-end funds, structured products, institutional accounts, ETFs and intermediary-sold managed accounts	Multi-Sector Fixed Income multi-sector, enhanced core and dedicated sector strategies such as bank loans and high yield	$9.9
NFJ Investment Group	Intermediary-sold managed accounts, open- and closed-end funds, and institutional accounts	Global Value Equity small- to large-cap, including domestic, global, international and emerging market strategies	$9.0
Seix Investment Advisors	Institutional, open-end funds, structured products, intermediary-sold managed accounts, private client accounts and ETFs	Investment Grade and Leveraged Finance Fixed Income high yield, bank loans, investment grade taxable, non-taxable and multi-sector strategies	$17.6
Silvant Capital Management	Institutional accounts, open-end funds and private client accounts	Growth Equity including large-cap and small-cap	$0.9
Sustainable Growth Advisers	Institutional accounts, intermediary-sold managed accounts, open-end funds and private client accounts	Global Growth Equity large-cap growth strategies, including domestic, global, international and emerging markets	$26.7
Westchester Capital Management	Open-end funds and institutional accounts	Event Driven merger arbitrage, multi-strategy and credit event	$5.1

Our select unaffiliated subadvisers and their respective assets under management, products and strategies as of December 31, 2021 were as follows:

Unaffiliated Subadviser	Products	Strategies	Assets (in billions)
Allianz Global Investors	Open- and closed-end funds and intermediary-sold managed accounts	Various domestic, global and international equity, fixed income, multi-asset and specialty	$23.1
Vontobel Asset Management, Inc.	Open-end funds	Global Growth Equity international and global equity	$5.2
Zevenbergen Capital Investments (1)	Open-end funds	High Growth Equity domestic all-cap equity	$1.1
Other	Open-end funds and ETFs	Various domestic, international, global and specialty equity	$1.6
(1)We hold a minority interest in this subadviser.

Our Investment Products
Our assets under management are in open-end funds, closed-end funds, ETFs, retail separate accounts, institutional accounts and structured products.

Assets Under Management by Product as of
December 31, 2021

Products	(in billions)
Open-end funds (1)	$77.2
Closed-end funds	12.1
Exchange traded funds	1.5
Retail separate accounts	44.5
Institutional accounts	48.1
Structured products	3.7
Total Assets Under Management	$187.2

(1)Represents assets under management of U.S. funds, global funds and variable insurance funds.

Open-End Funds
Our open-end mutual funds are offered in a variety of asset classes (domestic, global and international equity, taxable and non-taxable fixed income, multi-asset and alternative investments), market capitalizations (large, mid and small), styles (growth, core and value) and investment approaches (fundamental, quantitative and specialty). Our global funds are offered in select investment strategies to non-U.S. investors. Summary information about our open-end funds as of December 31, 2021 was as follows:

Asset Class	Number of Funds	Total Assets (in millions)	Advisory Fee Range % (1)
Domestic Equity	27	$29,046	2.15 - 0.45
Fixed Income	29	17,180	1.85 - 0.21
International Equity	13	9,194	1.20 - 0.60
Multi-Asset	4	8,600	0.75 - 0.45
Alternative	12	6,422	1.25 - 0.55
Specialty Equity	6	5,148	0.95 - 0.68
Global Equity	8	1,637	1.85 - 0.65
Total Open-End Funds	99	$77,227

(1)Percentage of average daily net assets. The percentages listed represent the range of management advisory fees paid by the funds, from the highest to the lowest. The range indicated includes the impact of breakpoints at which management advisory fees for certain of the funds in each fund type decrease as assets in such funds increase. Subadvisory fees paid on funds managed by unaffiliated subadvisers are not reflected in the percentages listed.

Closed-End Funds
Our closed-end funds are offered in a variety of asset classes such as equity, fixed income and multi-asset and options. We managed the following closed-end funds as of December 31, 2021, each of which is traded on the New York Stock Exchange:

Asset Class	Number of Funds	Total Assets (in millions)	Advisory Fee Range % (1)
Multi-Asset	5	$8,171	1.00 - 0.50
Fixed Income	5	2,210	0.95 - 0.50
Equity	1	946	1.25
Alternatives	1	741	1.00
Total Closed-End Funds		$12,068

(1)Percentage of average weekly or daily net assets. The percentages listed represent the range of management advisory fees paid by the funds, from the highest to the lowest. The range indicated includes the impact of breakpoints at which management advisory fees for certain of the funds in each fund type decrease as assets in such funds increase. Subadvisory fees paid on funds managed by unaffiliated subadvisers are not reflected in the percentages listed.

Exchange Traded Funds
Our ETFs are offered in a range of actively managed and index-based investment capabilities across multiple asset classes. We managed the following ETFs as of December 31, 2021:

Asset Class	Number of Funds	Total Assets (in millions)	Advisory Fee Range % (1)
Fixed Income	5	$650	0.57 - 0.14
Alternative	4	596	0.75 - 0.33
Equity	5	204	0.66 - 0.28
Multi-Asset	1	29	0.47
Total ETFs		$1,479
(1)    Percentage of average daily net assets. The percentages listed represent the range of management advisory fees paid by the funds, from the highest to the lowest. Subadvisory fees paid on funds managed by unaffiliated subadvisers are not reflected in the percentages listed.

Retail Separate Accounts
Intermediary-Sold Managed Accounts
Intermediary-sold managed accounts are individual investment accounts that are primarily contracted through intermediaries as part of investment programs offered to retail investors.  Summary information about our intermediary-sold managed accounts as of December 31, 2021 was as follows:

Asset Class	Total Assets (in millions)
Equity
Domestic	$34,373
Global	528
Specialty	131
International	130
Fixed Income
Leveraged finance	1,946
Investment grade	226
Multi-Asset	286
Alternative	1
Total Intermediary-Sold Managed Accounts	$37,621

Private Client Accounts
Private client accounts are investment accounts offered by certain affiliates directly to individual investors. Services provided include investment and wealth advisory services employing both affiliated and unaffiliated investment managers and select third-party business partners.  Summary information about our private client accounts as of December 31, 2021 was as follows:

Asset Class	Total Assets (in millions)
Multi-Asset	$6,777
Fixed Income
Investment grade	88
Leveraged finance	2
Equity
Domestic	36
Global	14
Total Private Client Accounts	$6,917

Institutional Accounts
Our institutional clients include corporations, multi-employer retirement funds, public employee retirement systems, foundations and endowments; in addition, we provide subadvisory services to unaffiliated mutual funds. Summary information about our institutional accounts as of December 31, 2021 was as follows:

Asset Class	Total Assets (in millions)
Equity
Domestic	$24,291
International	1,390
Global	9,479
Fixed Income
Investment grade	5,152
Multi-sector	1,053
Leveraged finance	2,019
Alternative	3,765
Multi-Asset	991
Total Institutional Accounts	$48,140

Structured Products
We act as collateral manager for structured finance products of 11 collateralized loan obligations ("CLOs") with aggregate assets of $3.7 billion having a range of fees (senior plus subordinate) from 0.35% to 0.14%.

Other Fee Earning Assets
Other fee earning assets include assets for which we provide services for an asset-based fee but do not serve as the investment adviser. Other fee earning assets are not included in our assets under management. At December 31, 2021, we had $3.8 billion of other fee earning assets.

Our Investment Management, Administration and Shareholder Services
Our investment management, administration and shareholder service fees earned in each of the last three years were as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Open-end funds	$393,673	$247,519	$229,637
Closed-end funds	63,301	36,833	42,199
Retail separate accounts	174,919	104,932	82,999
Institutional accounts	143,487	109,531	96,429
Structured products	4,726	4,012	6,381
Other products	1,479	2,511	3,832
Total investment management fees	781,585	505,338	461,477
Administration fees	73,113	41,582	42,009
Shareholder service fees	29,418	17,881	17,875
Total	$884,116	$564,801	$521,361

Investment Management Fees
We provide investment management services through our affiliated investment advisers (each an "Adviser") pursuant to investment management agreements. We earn fees based on each fund's average daily or weekly net assets with most fee schedules providing for rate declines or "breakpoints" as asset levels increase to certain thresholds. For funds managed by subadvisers, the day-to-day investment management of the fund's portfolio is performed by the subadviser, which receives a management fee based on a percentage of the Adviser's management fee. Each fund bears all expenses associated with its operations. In some cases, to the extent total fund expenses exceed a specified percentage of a fund's average net assets, the Adviser has agreed to reimburse the fund's expenses in excess of that level.

For retail separate accounts and institutional accounts, investment management fees are negotiated and based primarily on portfolio size and complexity, individual client requests and investment strategy capacity, as appropriate. In certain instances, institutional fees may include performance related fees, generally earned if the returns on the portfolios exceed agreed upon periodic or cumulative return targets, primarily benchmark indices. Fees for structured finance products, for which we act as the collateral manager, consist of senior, subordinated and, in certain instances, incentive management fees. Senior and subordinated management fees are calculated at a contractual fee rate applied against the end of the preceding quarter par value of the total collateral being managed with subordinated fees being recognized only after certain portfolio criteria are met. Incentive fees on certain of our structured products are typically a percentage of the excess cash flows available to holders of the subordinated notes, above a threshold level internal rate of return.

Administration Fees
We provide various administrative services to our open-end mutual funds, ETFs and the majority of our closed-end funds. We earn fees based on each fund's average daily or weekly net assets. These services include: record keeping, preparing and filing documents required to comply with securities laws, legal administration and compliance services, customer service, supervision of the activities of the funds' service providers, tax services and treasury services as well as providing office space, equipment and personnel that may be necessary for managing and administering the business affairs of the funds.

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

Our retail separate accounts are distributed through financial intermediaries and directly to private clients by teams at our affiliated investment managers. Our institutional services are marketed through relationships with consultants as well as directly to clients. We target key market segments, including foundations and endowments, corporate, public and private pension plans, and subadvisory relationships.

Our Broker-Dealer Services
We operate a broker-dealer that is registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is a member of the Financial Industry Regulatory Authority ("FINRA"). Our broker-dealer serves as the principal underwriter and distributor of our open-end mutual funds and ETFs under sales agreements with unaffiliated financial intermediaries, provides market advisory services to sponsors of retail separate accounts, and is also a program manager and distributor of a qualified tuition plan under Section 529 of the Internal Revenue Code ("529 Plan"). Our broker-dealer is subject to the net capital rule of the Securities and Exchange Commission (the "SEC"), which is designed to enforce minimum standards regarding the general financial condition and liquidity of broker-dealers.

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

Our Regulatory Matters
We are subject to regulation by the SEC, FINRA and other federal and state agencies and self-regulatory organizations. Each affiliated investment manager and unaffiliated subadviser is registered with the SEC under the Investment Advisers Act. Each open-end mutual fund, closed-end fund and ETF is registered with the SEC under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Our global funds are registered with and subject to regulation by the Central Bank of Ireland.

The financial services industry is highly regulated, and failure to comply with related laws and regulations can result in the revocation of registrations, the imposition of censures or fines and the suspension or expulsion of a firm and/or its employees from the industry. Most aspects of our investment management business are subject to various U.S. federal and state laws and regulations.

All of our U.S.-domiciled open-end mutual funds are generally available for sale and are qualified in all 50 states, Washington, D.C., Puerto Rico, Guam and the U.S. Virgin Islands. Our global funds are sold to both retail investors who are not citizens or residents of the United States or are non-U.S. institutional clients.

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

Human Capital
As of December 31, 2021, we employed 668 employees and we operate offices in the United States and United Kingdom. We strive to attract and retain talented individuals by creating an environment of excellence and opportunity that serves as a foundation for all employees to reach their potential and make meaningful contributions to the organization. We have competitive salaries and offer a comprehensive suite of benefits, including programs that support wellness, financial security, and professional development.

▪We regularly assess and benchmark our compensation and benefit practices and conduct internal and external pay comparisons to assist us in ensuring that employees are compensated fairly, equitably and competitively.
▪We offer career enhancement opportunities to maximize each employee's potential and develop leaders throughout the organization.
▪We provide an education assistance program with tuition reimbursement for employees who wish to continue their education to secure increased responsibility and growth within their careers.
▪We offer benefits that promote financial and personal security including comprehensive insurance coverage, matching 401(k) employee contributions, an employee stock purchase plan and employee reimbursement of work-related expenses.
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

We believe our value as a company derives from the talents and diversity of our employees, and we are committed to creating and maintaining an environment where every employee is treated with dignity and respect. The collective sum of our individual differences, backgrounds, unique skills, and life experiences creates an environment where employees and the company can achieve the highest levels of performance. Our programs and practices in: (i) workforce diversity, (ii) inclusive culture (iii) community participation, (iv) employee involvement, and (v) philanthropy, are designed to help us deliver on our commitment to maintaining an organization that is diverse, equitable, and inclusive for all employees.

▪We collaborate with organizations, institutions, and referral sources to identify diverse talent pools and increase the diversity of potential candidates.
▪We prohibit any form of discrimination and have no tolerance for harassment in any form or any behavior that may contribute to a hostile, intimidating, unwelcoming, and/or inaccessible work environment.
▪We engage with employees across the organization to raise the awareness of and advance our diversity and inclusion efforts.
▪We and our employees have a rich history of community engagement and philanthropic activities that support the diverse needs of the communities in which we have a business presence.

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

A copy of our Corporate Governance Principles, our Code of Conduct and the charters of our Audit Committee, Compensation Committee, and Governance Committee are posted on our website at http://ir.virtus.com under "Corporate Governance" and are available in print to any person who requests copies by contacting Investor Relations by email to: investor.relations@virtus.com or by mail to Virtus Investment Partners, Inc., c/o Investor Relations, One Financial Plaza, Hartford, CT 06103. Information contained on the website is not incorporated by reference or otherwise considered part of this document.

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
The majority of our revenues are generated from asset-based fees from investment management products and services to individuals and institutions. Therefore, if assets under management decline, our fee revenues would decline, reducing profitability as certain of our expenses are fixed or have contractual terms. Assets under management could decline due to a variety of factors including, but not limited to, the following:

▪General domestic and global economic and political conditions. Capital, equity and credit markets can experience substantial volatility. Changes in interest rates, the availability and cost of credit, inflation rates, economic uncertainty, changes in laws, trade barriers, commodity prices, currency exchange rates and controls, national and international political circumstances (including wars, terrorist acts, pandemics, civil unrest and security operations) and other conditions may impact the capital, equity and credit markets which may impact our assets under management. Employment rates, economic weakness and budgetary challenges in parts of the world, uncertainty regarding international trade policies, regional turmoil in the Middle East, concern over prospects in China and emerging markets, growing debt for certain countries, and uncertainty about the consequences of governments withdrawing monetary stimulus all indicate that economic and political conditions remain unpredictable.

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

▪Price declines in specific securities, market segments or geographic areas where those assets are invested. Funds and portfolios that we manage that are focused on certain geographic markets and industry sectors are particularly vulnerable to political, social and economic events in those markets and sectors. If those markets or industries decline or experience volatility, this could have a negative impact on our assets under management and our revenues. For example, certain non-U.S. markets, particularly emerging markets, are not as developed or as efficient as the U.S. financial markets and, as a result, may be less liquid, less regulated and significantly more volatile than the U.S. financial markets. Liquidity in such markets may be adversely impacted by factors including political or economic events, government policies, expropriation, volume trading limits by foreign investors, social or civil unrest, etc. These factors may negatively impact the market value of a security or our ability to dispose of it.

▪Any real or perceived negative absolute or relative performance. Sales and redemptions of our investment strategies can be affected by investment performance relative to established benchmarks or other competing investment strategies. Our investment management strategies are rated, ranked or assessed by independent third-parties, distribution partners and industry periodicals and services. These assessments often influence the investment decisions of clients. If the performance or assessment of our investment strategies is seen as underperforming relative to peers, it could result in an increase in the withdrawal of assets by existing clients and the inability to attract additional investments from new and existing clients. Certain of our investment strategies have capacity constraints as there is a limit to the number of securities available for the strategy to operate effectively. In those instances, we may choose to limit access to new or existing investors.

▪Changes in interest rates. Increases in interest rates from their historically low levels may adversely affect the net asset values of our assets under management. Conversely, decreases in interest rates could lead to outflows in fixed income assets that we manage as investors seek higher yields.

We may engage in significant transactions that may not achieve the expected benefits or could expose us to additional or increased risks.
We have executed several inorganic transactions over the past years and we regularly review and evaluate potential transactions, including acquisitions, consolidations, joint ventures, strategic partnerships, or similar transactions, some of which could be significant. In recent years, we have completed a number of acquisitions and strategic alliances that have led to a significant increase in our assets under management and expanded our offering of products and services. We cannot provide assurance that we will continue to be successful in negotiation of the required agreements, closing transactions after signing such agreements, or achieving expected financial benefits, including such things as revenue or cost synergies.

Any transaction may also involve a number of other risks, including additional demands on our staff, unanticipated problems regarding integration of operating facilities, technologies and new employees, and the existence of liabilities or contingencies not disclosed to, or otherwise unknown by, us prior to closing a transaction. In addition, any business we acquire may underperform relative to expectations or may lose customers or employees.

Our business, results of operations and financial condition could be negatively affected by the effects of the ongoing COVID-19 pandemic and associated global economic disruption and uncertainty.
The onset of the COVID-19 pandemic in early 2020 resulted in a widespread global public health crisis, which had, and may continue to have, negative impacts on global financial markets, concerns for and restrictions on our personnel (including health concerns, quarantines, shelter-in-place orders and restrictions on travel), and increased privacy and cybersecurity risks. Although the markets have generally recovered, the introduction of new, potentially more transmissible or severe variants of COVID-19 may test the efficacy of such vaccines and otherwise have resulted in, and may continue to result in, the implementation of continued restrictions across the world, including mandatory business shut-downs, travel restrictions, reduced business operations and social distancing requirements. In addition, the pandemic continues to disrupt global supply chains, has caused labor shortages and has contributed to broader inflationary pressures. Accordingly, the broader implications of the pandemic on our results of operations and overall financial performance remain uncertain.

Currently, a large number of our employees are working remotely from home in an effort to reduce the spread of the virus and maintain the health and safety of our employees. While our work from home efforts have been successful to date, operating remotely for an extended period could result in operational challenges, strain our technology resources and/or expose us to an increased number of cybersecurity threats. A decline in the health and safety of our employees, including key employees, or material disruptions to their ability to work remotely, including power or Internet outages or electronic systems failures, could negatively affect our ability to operate our business normally and have a material adverse impact on our results of operations or financial condition.

Additionally, many of the key service providers and vendors upon which we rely also have transitioned to remote work environments pursuant to business continuity plans. Third-party use of a remote working environment will continue to subject both us and our third-party intermediaries, service providers and key vendors to risk of operational issues and interruptions as well as to a heightened risk of cyberattacks or other privacy or data security incidents. While, to date, the effects of the pandemic have not had a material negative impact on the services they provide to us, or, we believe, their business operations or service levels, to the extent that the COVID-19 virus continues to spread and affect the employee base or operations of our service providers, disruptions in or the inability to provide services to us could negatively impact our business operations.

Our investment advisory agreements are subject to renegotiation or termination on short notice, which could negatively impact our business.
Our clients include our sponsored fund investors, that are represented by boards of trustees or directors (the "boards"), managed account program sponsors, private clients and institutional clients. Our investment management agreements with these clients may be terminated on short notice and without penalty. As a result, there would be little impediment for these clients or sponsors to terminate our agreements. Our clients may renegotiate their investment contracts, or reduce the assets we manage for them, due to a number of reasons including, but not limited to: poor investment performance; loss of key investment personnel; a change in the client's or third-party distributors' decision makers; and reputational, regulatory or compliance issues. The boards of our sponsored funds may deem it to be in the best interests of a fund's shareholders to make decisions adverse to us, such as reducing the compensation paid to us, requesting that we subsidize fund expenses over certain thresholds, or imposing restrictions on our management of the fund. Under the Investment Company Act, investment advisory agreements automatically terminate in the event of an assignment, which may occur if, among other events, the Company undergoes a change in control, such as any person acquiring 25% of the voting rights of our common stock. If an assignment were to occur, we cannot be certain that the funds' boards and shareholders would approve a new investment advisory agreement. In addition, investment advisory agreements for separate accounts we manage may not be assigned without the consent of the client. If an assignment occurs, we cannot be certain that the Company will be able to obtain the necessary approvals or client consents. The withdrawal, renegotiation or termination of any investment management contract relating to a material portion of assets under management would have an adverse impact on our results of operations and financial condition.

Our business could be harmed by any damage to our reputation and lead to a reduction in our revenues and profitability.
Maintaining a positive reputation with existing and potential clients, the investment community and other constituencies is critical to our success. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate even if they are without merit or satisfactorily addressed. Our reputation may be impacted by many factors including, but not limited to: poor performance; litigation; conflicts of interests; regulatory inquiries, investigations or findings; operational failures (including cyber breaches); intentional or unintentional misrepresentation of our products or services by us or our third-party service providers; material weaknesses in our internal controls; or employee misconduct or rumors. Any damage to our reputation could impede our ability to attract and retain clients and key personnel, adversely impact relationships with clients, third-party distributors and other business partners, and lead to a reduction in the amount of our assets under management, any of which could adversely affect our results of operations and financial condition.

Our debt agreements contain covenants, required principal repayments and other provisions that could adversely affect our financial position or results of operations.
We incur indebtedness for a variety of business reasons, including in relation to financing acquisitions. The indebtedness we incur can take many forms including, but not limited to, term loans or revolving lines of credit that customarily contain covenants.

At December 31, 2021, the Company had $274.3 million of total debt outstanding under its credit agreement, excluding debt of consolidated investment products ("CIP"), and had no borrowings outstanding under its $175.0 million revolving credit facility. Under our credit agreement, we are required to use a portion of our cash flow to service interest and make required annual principal payments, which will restrict our cash flow available to pursue business growth opportunities. The credit agreement also contains covenants that limit our ability to return capital to shareholders. In addition, our indebtedness may make it more difficult for us to withstand or respond to adverse or changing business, regulatory and economic conditions. We cannot provide assurances that at all times in the future we will satisfy all such covenants or obtain any required waiver or amendment, in which event all indebtedness could become immediately due. Any or all of the above factors could materially adversely affect our financial position or results of operations.

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

If we are unable to continue to attract and retain key employees, or if compensation costs required to attract and retain key employees increase, our performance, including our competitive position, could be materially adversely affected. Additionally, we utilize equity awards as part of our compensation plans and as a means for recruiting and retaining key employees. Declines in our stock price would result in deterioration of the value of equity awards granted, thus lessening the effectiveness of using stock-based awards to retain key employees.

In certain circumstances, the departure of key investment personnel could cause higher redemption rates in certain strategies or the loss of certain client accounts. Any inability to retain key employees, attract qualified employees or replace key employees in a timely manner could lead to a reduction in the amount of our assets under management, which would have a material adverse effect on our revenues and profitability. In addition, there could be additional costs to replace, retain or attract new talent that could result in a decrease in our profitability and have an adverse impact on our results of operations and financial condition.

We operate in a highly competitive industry that may require us to reduce our fees, or increase amounts paid to financial intermediaries, which could result in a reduction of our revenues and profitability.
We face significant competition from a wide variety of financial institutions, including other investment management companies, as well as from proprietary products offered by our distribution partners such as banks, broker-dealers and financial planning firms. Competition in our businesses is based on several factors, including investment performance, fees charged, access to distribution channels and service to financial advisors. Our competitors, many of which are larger than we are, often offer similar products, use the same distribution sources, offer less expensive products, maintain greater access to key distribution channels, and have greater resources, geographic footprints and name recognition than we do. Additionally, certain products and asset classes that we do not currently offer, such as passive or index-based products, are popular with investors. Existing clients may withdraw their assets in order to invest in these products, and we may be unable to attract additional investments from existing and new clients, which would lead to a decline in our assets under management and market share.

Our profits are highly dependent on the fees charged for our products and services. In recent years, there has been a trend in certain segments of our markets toward lower fees and lower-fee products, such as passive products. Competition could cause us to reduce the fees that we charge. In order to maintain appropriate fee levels in a competitive environment, we must provide clients with investment products and services they view as appropriate in relation to the fees charged. If our clients, including our fund boards, were to view our fees as being high relative to the market or the returns provided by our investment products, we may choose, or be required, to reduce our fee levels or we may experience significant redemptions in our assets under management, which could have an adverse impact on our results of operations and financial condition.

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

We periodically negotiate provisions and renewals of these relationships, and we cannot provide assurance that such terms will remain acceptable to us or the unaffiliated firms. These relationships can also be terminated upon short notice without penalty. In addition, the departure of key employees at unaffiliated subadviser firms could cause higher redemption rates for certain assets under management and/or the loss of certain client accounts. An interruption or termination of unaffiliated firm relationships could affect our ability to market our products and result in a reduction in assets under management, which would have an adverse impact on our results of operations and financial condition.

We distribute our products through intermediaries and changes in key distribution relationships could reduce our revenues, increase our costs and adversely affect our profitability.
Our primary source of distribution for retail products is through intermediaries that include third-party financial institutions such as: major wire-houses; national, regional and independent broker-dealers and financial advisors; banks and financial planners; and registered investment advisers. Our success is highly dependent on access to these various distribution systems. These distributors are generally not contractually required to distribute our products and typically offer their clients various investment products and services, including proprietary products and services, in addition to, and in competition with, our products and services. While we compensate these intermediaries for selling our products and services pursuant to contractual agreements, we may not be able to retain access to these channels at all or at similar pricing. Increasing competition for these distribution channels could cause our distribution costs to rise, which could have a material adverse effect on our business, revenues and profitability. To the extent that existing or future intermediaries prefer to do business with our competitors, the sales of our products as well as our market share, revenues and profitability could decline.

We and our third-party service providers rely on numerous technology systems, and any temporary business interruption, security breach or system failure could negatively impact our business and profitability.
Our technology systems, and those of third-party service providers, are critical to our operations. The ability to consistently and reliably obtain accurate securities pricing information, process client portfolio and fund shareholder transactions, and provide reports and other customer service to fund shareholders and clients in accounts managed by us is an essential part of our business. Any delays or inaccuracies in obtaining pricing information, processing such transactions or reports, other breaches and errors, and any inadequacies in other customer service could result in reimbursement obligations or other liabilities or alienate customers and potentially give rise to claims against us. Our business is highly dependent on third-party service providers' information systems, including for our ability to obtain prompt and accurate securities pricing information and to process transactions and reports. Any failure or interruption of those systems, whether resulting from technology or infrastructure breakdowns, defects or external causes such as fire, natural disaster, computer viruses, acts of terrorism or power disruptions, could result in financial loss, negatively impact our reputation and negatively affect our ability to do business. Although we, and our third-party service providers, have disaster recovery plans in place, we may nonetheless experience interruptions if a natural or man-made disaster or prolonged power outage were to occur, which could have an adverse impact on our results of operations and financial condition.

In addition, like many companies, our computer systems are regularly, and expected to continue to be, the target of computer viruses or other malicious codes, unauthorized access, cyber-attacks or other computer-related penetrations. The sophistication of cyber threats continues to increase (including through the use of "ransomware" and phishing attacks), and any controls we put in place and preventative actions we take to reduce the risk of cyber incidents and protect our information systems may be insufficient to detect or prevent unauthorized access, cyber-attacks or other security breaches to our computer systems or those of third parties with whom we do business. Our or our third-party service providers' systems may also be affected by, or fail as a result of, catastrophic events, such as fires, floods, hurricanes and tornadoes. A breach of our technology systems, or of those of third parties with whom we do business, through cyber-attacks or failure to manage and sufficiently secure our technology environment could result in interruptions or malfunctions in the operations of our business, loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by a breach or to recover access to our systems, additional costs to mitigate against future incidents, and litigation costs resulting from an incident.

We and certain of our third-party vendors receive and store personal information as well as non-public business information. Although we and our third-party vendors take precautions, we may still be vulnerable to hacking or other unauthorized use. A breach of the systems or hardware could result in unauthorized access to our proprietary business or client data or release of this type of data, which could subject us to legal liability or regulatory action under data protection and privacy laws, which may result in fines or penalties, the termination of existing client contracts, costly mitigation activities and harm to our reputation. The occurrence of any of these risks could have an adverse impact on our results of operations and financial condition.

We have significant Company assets invested in marketable securities, which exposes us to earnings volatility as the value of these investments fluctuate, as well as risk of capital loss.
We use capital to incubate new investment strategies, introduce new products or to enhance distribution access of existing products. At December 31, 2021, the Company had $144.7 million of such investments, comprising $70.1 million of marketable securities and $74.6 million of net interests in CIP. The Company also had $76.2 million of net investments in CLOs. These investments are in a variety of asset classes, including alternative, fixed income and equity strategies including first loss tranches of CLO equity. Many of these investments employ a long-term investment strategy and entail an optimal investment period spanning several years. Accordingly, during this investment period, the Company's capital utilized in these investments may not be available for other corporate purposes, or if required for alternative corporate purposes without significantly diminishing our invested capital or our investment return. We cannot provide assurance that these investments will perform as expected. Moreover, increases or decreases in the value of these investments will increase the volatility of our earnings, and an other than temporary or permanent decline in the value of these investments would result in the loss of capital and have an adverse impact on our results of operations and financial condition.

We may need to obtain additional capital in the future that may not be available to us in sufficient amounts or on acceptable terms, which could have an adverse impact on our business.
Our ability to meet our future cash needs is dependent upon our ability to generate or have short-term access to cash. Although we have generated sufficient cash in the past, we may not do so in the future. The Company had unused capacity under its revolving credit facility of $175.0 million as of December 31, 2021. Our ability to access capital markets efficiently depends on a number of factors, including the state of credit and equity markets, interest rates and credit spreads. At December 31, 2021, we had $274.3 million in debt outstanding, excluding the notes payable of our CIP for which risk of loss to the Company is limited to our $76.2 million investment in such products. See Note 20 of our consolidated financial statements for additional information on the notes payable of the CIP. We may need to raise capital to fund new business initiatives in the future, and financing may not be available to us in sufficient amounts, on acceptable terms, or at all. If we are unable to access sufficient capital on acceptable terms, our business could be adversely impacted.

LEGAL AND REGULATORY RISKS
We are subject to an extensive and complex regulatory environment, and changes in regulations or failure to comply with them could adversely affect our revenues and profitability.
The investment management industry in which we operate is subject to extensive and frequently changing regulation. We are regulated by the SEC under the Exchange Act, the Investment Company Act and the Investment Advisers Act, and we are subject to regulation by the Commodities Futures Trading Commission under the Commodities Exchange Act. The Central Bank of Ireland regulates our global funds (UCITS) and has approved the Company entities that advise these funds. We are also regulated by FINRA, the Department of Labor under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), as well as other federal and state laws and regulations. Further, new regulations or interpretations of existing laws may result in enhanced disclosure obligations, including with respect to climate change or other environmental, social and governance (commonly referred to as ESG) matters, which could negatively affect us or materially increase our regulatory burden. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws require us to spend more time, hire additional personnel, or purchase new technology to comply effectively.

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
Many aspects of our business involve substantial risks of liability, and there have been substantial incidences of litigation and regulatory investigations in the financial services industry in recent years, including customer claims as well as class action suits seeking substantial damages. From time to time, we and/or our funds may be named as defendants or co-defendants in lawsuits or be involved in disputes that involve the threat of lawsuits seeking substantial damages. We and/or our funds are also involved from time to time in governmental and self-regulatory organization investigations and proceedings. See Item 3. "Legal Proceedings" for further information.

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
The declaration, payment and determination of the amount of our quarterly dividends may change at any time. In making decisions regarding our quarterly dividends, we consider general economic and business conditions as well as our strategic plans and prospects, business and investment opportunities, financial condition and operating results, working capital requirements and anticipated cash needs, contractual and regulatory restrictions (including under the terms of our credit agreement) and other obligations, that may have implications on the payment of distributions by us to our shareholders or by our subsidiaries to us, and such other factors as we may deem relevant. Our ability to pay dividends in excess of our current quarterly dividends is subject to restrictions under the terms of our credit agreement. We cannot make any assurances that any dividends, whether quarterly or otherwise, will continue to be paid in the future.

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

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K, resulting from: (i) any reduction in our assets under management; (ii) general domestic and global economic, political, and pandemic conditions; (iii) inability to achieve the expected benefits of our strategic transactions; (iv) the effects of the on-going COVID-19 pandemic and associated global economic disruptions; (v) withdrawal, renegotiation or termination of investment advisory agreements; (vi) damage to our reputation; (vii) inability to satisfy financial covenants and payments related to our indebtedness; (viii) inability to attract and retain key personnel; (ix) challenges from the competition we face in our business; (x) adverse developments related to unaffiliated subadvisers; (xi) negative changes in key distribution relationships; (xii) interruptions in or failure to provide critical technological service by us or third parties; (xiii) loss on our investments; (xiv) lack of sufficient capital on satisfactory terms; (xv) adverse regulatory and legal developments; (xvi) failure to comply with investment guidelines or other contractual requirements; (xvii) adverse civil litigation and government investigations or proceedings; (xviii) unfavorable changes in tax laws or limitations; (xix) volatility associated with our common stock; (xx) inability to make quarterly common stock dividends; (xxi) certain corporate governance provisions in our charter and bylaws; (xxii) losses or costs not covered by insurance; and (xxiii) impairment of goodwill or intangible assets; and other risks and uncertainties. Any occurrence of, or any material adverse change in, one or more risk factors or risks and uncertainties referred to in this Annual Report on Form 10-K and our other periodic reports filed with the SEC could materially and adversely affect our operations, financial results, cash flows, prospects and liquidity.

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
We lease our principal offices, which are located at One Financial Plaza, Hartford, CT 06103. In addition, we lease office space in California, Connecticut, Florida, Georgia, Illinois, New Jersey, New York and Texas.

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
Our common stock is traded on the NASDAQ Global Market under the trading symbol "VRTS." As of February 11, 2022, we had 7,506,151 shares of common stock outstanding that were held by approximately 42,800 holders of record.
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
On February 23, 2022, our Board of Directors declared a quarterly cash dividend of $1.50 per common share to be paid on May 13, 2022 to shareholders of record at the close of business on April 29, 2022.

Issuer Purchases of Equity Securities
An aggregate of 4,930,045 shares of our common stock had been authorized to be repurchased under the share repurchase program originally approved by our Board of Directors in 2010, and as of December 31, 2021, 529,449 shares remained available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

During the year ended December 31, 2021, we repurchased a total of 193,193 common shares for $57.5 million. The following table sets forth information regarding our share repurchases in each month during the quarter ended December 31, 2021:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
October 1—31, 2021	1,050	$317.51	1,050	610,265
November 1—30, 2021	34,371	$320.75	34,371	575,894
December 1—31, 2021	46,445	$293.67	46,445	529,449
Total	81,866		81,866
(1)Average price paid per share is calculated on a settlement basis and excludes commissions.
(2)The share repurchases above were completed pursuant to a program announced in the fourth quarter of 2010 and most recently increased in May 2020. This repurchase program is not subject to an expiration date.

Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the fourth quarter of fiscal 2021. Shares of our common stock purchased by participants in our Employee Stock Purchase Plan were delivered to participant accounts via open market purchases at fair value by the third-party administrator under the plan. We do not reserve shares for this plan or discount the purchase price of the shares.

Item 6.	Reserved

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Our Business
We provide investment management and related services to individuals and institutions. We use a multi-manager, multi-style approach, offering investment strategies from affiliated managers, each having its own distinct investment style, autonomous investment process, individual brand, as well as from select unaffiliated subadvisers. By offering a broad array of products, we believe we can appeal to a greater number of investors and have offerings across market cycles and through changes in investor preferences. Our earnings are primarily driven by asset-based fees charged for services relating to these various products, including investment management, fund administration, distribution and shareholder services.

We offer investment strategies for individual and institutional investors in different investment products and through multiple distribution channels. Our investment strategies are available in a diverse range of styles and disciplines, managed by differentiated investment managers. We have offerings in various asset classes (equity, fixed income, multi-asset and alternative), geographies (domestic, global, international and emerging), market capitalizations (large, mid and small), styles (growth, core and value) and investment approaches (fundamental, quantitative and specialty). Our retail products include open-end funds and exchange traded funds ("ETFs") as well as closed-end funds and retail separate accounts. Our institutional products are offered through separate accounts and pooled or commingled structures to a variety of institutional clients. We also provide subadvisory services to other investment advisers and serve as the collateral manager for structured products.

We distribute our open-end funds and ETFs principally through financial intermediaries. We have broad distribution access in the retail market, with distribution partners that include national and regional broker-dealers, independent broker-dealers and registered investment advisers, banks and insurance companies. In many of these firms, we have a number of products that are on preferred "recommended" lists and on fee-based advisory programs. Our sales efforts are supported by regional sales professionals, a national account relationship group, and separate teams for ETFs and the retirement and insurance channels. We leverage third-party distributors for global products and in certain international jurisdictions. Our retail separate accounts are distributed through financial intermediaries and directly to private clients by teams at an affiliated manager.

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

The U.S. and global equity markets increased in value in 2021, as evidenced by increases in major indices as noted in the following table:

	December 31,		As of Change
Index	2021	2020	%
MSCI World Index	3,232	2,690	20.1%
Standard & Poor's 500 Index	4,766	3,756	26.9%
Russell 2000 Index	2,245	1,975	13.7%
Standard & Poor's / LSTA Leveraged Loan Index	2,420	2,338	3.5%

Financial Highlights
▪Net income per diluted share was $26.01 in 2021, an increase of $15.99, or 159.6%, as compared to net income per diluted share of $10.02 in 2020.
▪Total sales were $36.5 billion in 2021, an increase of $3.1 billion, or 9.2%, from $33.4 billion in 2020. Net flows were $3.1 billion in 2021 compared to $5.4 billion in 2020.

▪Assets under management were $187.2 billion at December 31, 2021, an increase of $55.0 billion, or 41.6%, from $132.2 billion at December 31, 2020.

AllianzGI Strategic Partnership
On February 1, 2021, the Company finalized a strategic partnership with Allianz Global Investors U.S. LLC ("AllianzGI"), pursuant to which NFJ Investment Group ("NFJ") was established as a new affiliated investment manager and the Company became the investment adviser, distributor and/or administrator for $29.5 billion of AllianzGI's open-end, closed-end, institutional and retail separate account assets (the "AGI relationship").

Westchester Capital Management
On October 1, 2021, the Company completed its acquisition of Westchester Capital Management, LLC ("Westchester"), a recognized leader in global event-driven strategies with $5.1 billion of assets under management.

Stone Harbor Investment Partners
On January 1, 2022, the Company completed its acquisition of Stone Harbor Investment Partners LLC ("Stone Harbor"), a premier manager of emerging markets debt, multi-asset credit, global corporate, and other strategies with $14.7 billion of assets under management at December 31, 2021.

Assets Under Management
At December 31, 2021, total assets under management were $187.2 billion, representing an increase of $55.0 billion, or 41.6%, from December 31, 2020. The change in total assets under management from December 31, 2020 included $19.4 billion of positive market performance, $29.5 billion from the AGI relationship, $5.1 billion from the Westchester acquisition and $3.1 billion of positive net flows.

Investment Performance - Open-End Funds
The following table presents our open-end funds' and their assets, as well as the three-year average annual return, corresponding benchmark index average annual return and ranking within its Morningstar Peer Group for each fund as of December 31, 2021.

		Three Year
Fund Type/Name	Assets (in millions)	Average Return % (1)	Benchmark Index Return % (2)	Peer Group Percentile Ranking % (3)

U.S. Retail Funds:
Domestic Equity
Virtus KAR Small-Cap Growth Fund	$6,362	27.99	21.17	32
Virtus Ceredex Mid-Cap Value Equity Fund	3,701	19.26	19.62	49
Virtus KAR Mid-Cap Growth Fund	3,261	33.81	27.46	8
Virtus KAR Small-Cap Core Fund	1,976	26.48	20.02	57
Virtus KAR Mid-Cap Core Fund	1,578	27.41	23.29	45
Virtus KAR Small-Cap Value Fund	1,507	24.11	17.99	57
Virtus KAR Small-Mid Cap Core Fund	1,459	30.33	21.91	26
Virtus NFJ Mid-Cap Value Fund	1,449	17.92	19.62	64
Virtus AllianzGI Focused Growth Fund	1,446	34.26	34.08	13
Virtus Ceredex Large-Cap Value Equity Fund	1,259	19.46	17.64	28
Virtus NFJ Dividend Value Fund	910	16.04	17.64	75
Virtus KAR Capital Growth Fund	813	32.59	34.08	23
Virtus NFJ Small-Cap Value Fund	536	13.78	17.99	91
Virtus AllianzGI Mid-Cap Growth Fund	483	36.09	27.46	5
Virtus Ceredex Small-Cap Value Equity Fund	467	14.71	17.99	93
Virtus NFJ Large-Cap Value Fund	344	17.03	17.64	62
Virtus AllianzGI Small-Cap Fund	185	19.75	20.02	55
Virtus KAR Equity Income Fund	145	19.73	13.82	90
Virtus Silvant Large-Cap Growth Stock Fund	139	31.09	34.08	36

		Three Year
Fund Type/Name	Assets (in millions)	Average Return % (1)	Benchmark Index Return % (2)	Peer Group Percentile Ranking % (3)

Fixed Income
Virtus Newfleet Multi-Sector Short Term Bond Fund	6,485	3.81	3.24	12
Virtus AllianzGI Convertible Fund	2,943	27.52	24.18	3
Virtus Seix Floating Rate High Income Fund	2,408	4.12	5.43	67
Virtus Seix U.S. Government Securities Ultra-Short Bond Fund	881	1.15	1.11	74
Virtus AllianzGI Short Duration High Income Fund	855	6.24	5.77	80
Virtus Newfleet Low Duration Core Plus Bond Fund	804	3.19	2.92	37
Virtus Seix High Yield Fund	467	8.84	8.56	19
Virtus Seix Total Return Bond Fund	378	5.54	4.79	46
Virtus Newfleet Multi-Sector Intermediate Bond Fund	311	6.42	4.79	37
Virtus Seix Investment Grade Tax-Exempt Bond Fund	257	4.22	3.98	50
Virtus Seix High Income Fund	208	8.12	8.83	41
Virtus Newfleet Senior Floating Rate Fund	200	4.71	5.43	40
Virtus Seix Core Bond Fund	107	5.03	4.79	38
Virtus Newfleet Core Plus Bond Fund	103	6.08	4.79	25
Virtus Newfleet Tax-Exempt Bond Fund	100	4.16	4.27	53
Virtus AllianzGI High Yield Bond Fund	69	7.69	8.57	52
Virtus AllianzGI Core Plus Bond Fund	65	7.01	4.79	6
Virtus Seix Corporate Bond Fund	62	9.28	7.59	6
Virtus Seix High Grade Municipal Bond Fund	58	5.06	4.73	54
Virtus Newfleet High Yield Fund	57	8.79	8.81	20

International Equity
Virtus Vontobel Emerging Markets Opportunities Fund	3,740	8.61	10.94	85
Virtus KAR International Small-Mid Cap Fund	3,101	18.82	14.72	64
Virtus Vontobel Foreign Opportunities Fund	1,075	18.31	13.18	66
Virtus KAR Emerging Markets Small-Cap Fund	390	17.34	16.46	12
Virtus AllianzGI Emerging Markets Opportunities Fund	287	12.33	10.94	39
Virtus NFJ Emerging Markets Value Fund	148	15.29	10.94	22
Virtus NFJ International Value Fund	146	13.46	13.18	9
Virtus AllianzGI International Small-Cap Fund	74	15.33	16.27	90

Multi Asset
Virtus AllianzGI Income & Growth Fund	7,496	18.00	26.07	2
Virtus Tactical Allocation Fund	941	21.66	19.32	1
Virtus AllianzGI Global Dynamic Allocation Fund	59	15.80	14.31	21

Alternative
The Merger Fund®	4,269	3.82	0.99	68
Virtus Duff & Phelps Real Estate Securities Fund	617	22.56	18.41	13
Virtus Duff & Phelps International Real Estate Securities Fund	538	10.88	6.71	72
Virtus Westchester Event-Driven Fund	334	6.41	0.99	35
Virtus KAR Long/Short Equity Fund	168	27.31	25.79	2
Virtus FORT Trend Fund	153	2.98	0.99	N/A
Virtus Duff & Phelps Global Infrastructure Fund	93	13.34	11.46	34

		Three Year
Fund Type/Name	Assets (in millions)	Average Return % (1)	Benchmark Index Return % (2)	Peer Group Percentile Ranking % (3)

Specialty Equity
Virtus AllianzGI Technology Fund	2,364	35.42	37.82	45
Virtus AllianzGI Water Fund	1,130	25.14	20.38	14
Virtus Zevenbergen Innovative Growth Stock Fund	1,120	39.44	33.21	3
Virtus AllianzGI Health Sciences Fund	205	21.75	18.79	18
Virtus AllianzGI Global Allocation Fund	195	14.56	14.31	14
Virtus AllianzGI Global Sustainability Fund	136	24.49	20.38	3

Global Equity
Virtus Vontobel Global Opportunities Fund	400	19.96	20.38	89
Virtus SGA Global Growth Fund	172	23.56	20.38	63
Virtus AllianzGI Global Small-Cap Fund	90	20.84	19.20	54

Global Funds:
Virtus GF SGA Global Growth Fund	921	21.99	20.38	58
Virtus GF U.S. Small Cap Focus Fund	351	20.03	20.02	60
Virtus GF Multi-Sector Short Duration Bond Fund	81	3.83	3.60	7

Variable Insurance Funds:
Virtus KAR Capital Growth Series	317	33.07	34.08	20
Virtus SGA International Growth Series	163	16.65	13.18	83
Virtus KAR Small-Cap Growth Series	128	27.75	21.17	34
Virtus Duff & Phelps Real Estate Securities Series	120	22.47	18.41	19
Virtus Newfleet Multi-Sector Intermediate Bond Series	113	5.96	4.79	3
Virtus KAR Equity Income Series	103	20.18	13.82	89
Virtus KAR Small-Cap Value Series	92	24.60	17.99	87
Virtus Strategic Allocation Series	87	22.01	19.32	5
The Merger Fund® VL	54	4.84	0.99	53

Other Funds	418
	$77,227
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

Operating Results
In 2021, total revenues increased $375.3 million, or 62.2%, to $979.2 million from $603.9 million in 2020 primarily as a result of higher average assets under management in open-end funds due to the AGI relationship, positive market performance and positive net flows. Operating income increased by $182.3 million, or 127.4%, to $325.5 million in 2021 from $143.2 million in 2020 due to increased revenues.

Assets Under Management by Product
The following table summarizes our assets under management by product:

	As of December 31,		As of Change
(in millions)	2021	2020	2021 vs. 2020	%
Open-End Funds (1) (2)	$77,227	$50,771	$26,456	52.1%
Closed-End Funds	12,068	5,914	6,154	104.1%
Exchange Traded Funds	1,479	837	642	76.7%
Retail Separate Accounts	44,538	29,751	14,787	49.7%
Institutional Accounts (2)	48,140	40,861	7,279	17.8%
Structured Products	3,734	4,060	(326)	(8.0)%
Total Assets Under Management	$187,186	$132,194	$54,992	41.6%
Average Assets Under Management (3)	$172,841	$109,512	$63,329	57.8%

(1)Represents assets under management of U.S. retail funds, global funds and variable insurance funds.
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

The following table summarizes asset flows by product:

Asset Flows by Product
	Years Ended December 31,
(in millions)	2021	2020
Open-End Funds (1) (2)
Beginning balance	$50,771	$43,824
Inflows	18,366	17,055
Outflows	(21,218)	(16,890)
Net flows	(2,852)	165
Market performance	6,095	7,222
Other (3)	23,213	(440)
Ending balance	$77,227	$50,771
Closed-End Funds
Beginning balance	$5,914	$6,748
Inflows	22	25
Outflows	—	—
Net flows	22	25
Market performance	1,223	(387)
Other (3)	4,909	(472)
Ending balance	$12,068	$5,914
Exchange Traded Funds
Beginning balance	$837	$1,156
Inflows	792	438
Outflows	(307)	(448)
Net flows	485	(10)
Market performance	213	(254)
Other (3)	(56)	(55)
Ending balance	$1,479	$837

Asset Flows by Product
	Years Ended December 31,
(in millions)	2021	2020
Retail Separate Accounts
Beginning balance	$29,751	$20,414
Inflows	9,215	6,452
Outflows	(4,085)	(2,960)
Net flows	5,130	3,492
Market performance	6,124	5,868
Other (3)	3,533	(23)
Ending balance	$44,538	$29,751
Institutional Accounts (2)
Beginning balance	$40,861	$32,859
Inflows	8,093	8,967
Outflows	(7,404)	(7,512)
Net flows	689	1,455
Market performance	5,564	6,684
Other (3)	1,026	(137)
Ending balance	$48,140	$40,861
Structured Products
Beginning balance	$4,060	$3,903
Inflows	8	491
Outflows	(350)	(265)
Net flows	(342)	226
Market performance	133	91
Other (3)	(117)	(160)
Ending balance	$3,734	$4,060
Total
Beginning balance	$132,194	$108,904
Inflows	36,496	33,428
Outflows	(33,364)	(28,075)
Net flows	3,132	5,353
Market performance	19,352	19,224
Other (3)	32,508	(1,287)
Ending balance	$187,186	$132,194
(1)Represents assets under management of U.S. retail funds, global funds and variable insurance funds.
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

The following table summarizes our assets under management by asset class:

	December 31,		Change
(in millions)	2021	2020	2021 vs. 2020	%
Asset Class
Equity	$116,546	$86,268	$30,278	35.1%
Fixed Income (1)	34,261	28,965	5,296	18.3%
Multi-Asset (2)	24,853	12,201	12,652	103.7%
Alternatives (3)	11,526	4,760	6,766	142.1%
Total	$187,186	$132,194	$54,992	41.6%

(1)Includes ultra-short strategies previously included in a separate liquidity strategy.

(2)Includes strategies with substantial holdings in at least two of the following asset classes: equity, fixed income and alternatives.
(3)Consists of event-driven, real estate securities, infrastructure, long/short, and other strategies.

Average Assets Under Management and Average Fees Earned
The following table summarizes the average management fees earned in basis points and average assets under management:

	Years Ended December 31,
	Average Fee Earned (expressed in basis points)		Average Assets Under Management (in millions) (2)
	2021	2020	2021	2020
Products
Open-End Funds (1)	47.5	50.1	$73,591	$42,891
Closed-End Funds	55.8	62.2	11,352	5,920
Exchange Traded Funds	9.4	6.5	1,183	687
Retail Separate Accounts	44.6	47.5	37,867	21,214
Institutional Accounts	31.8	31.7	45,000	34,628
Structured Products	37.3	31.5	3,849	4,173
All Products	42.9	43.5	$172,841	$109,512
(1)Represents assets under management of U.S. retail funds, global funds and variable insurance funds.
(2)Averages are calculated as follows:
–Funds - average daily or weekly balances
–Retail Separate Accounts - prior-quarter ending balances
–Institutional Accounts and Structured Products - average of month-end balances

Average fees earned represent investment management fees, net of revenue-related adjustments, divided by average net assets, excluding the impact of consolidation of investment products ("CIP"). Revenue-related adjustments are based on specific agreements and reflect the portion of investment management fees passed-through to third-party client intermediaries for services to investors in sponsored investment products. Fund fees are calculated based on average daily or weekly net assets. Retail separate account fees are calculated based on the end of the preceding or current quarter’s asset values or on an average of month-end balances. Institutional account fees are calculated based on an average of month-end balances or current quarter’s asset values. Structured product fees are calculated based on a combination of the underlying cash flows and the principal value of the product. Average fees earned will vary based on several factors, including the asset mix and expense reimbursements to the funds.

The average fee rate earned on all products for 2021 decreased by 0.6 basis points compared to the prior year, primarily due to lower fee rates earned on the assets under management acquired from the AGI relationship.

Results of Operations
Summary Financial Data

	Years Ended December 31,		Change
(in thousands)	2021	2020	2021 vs. 2020	%
Investment management fees	$781,585	$505,338	$276,247	54.7%
Other revenue	197,649	98,558	99,091	100.5%
Total revenues	979,234	603,896	375,338	62.2%
Total operating expenses	653,746	460,732	193,014	41.9%
Operating income (loss)	325,488	143,164	182,324	127.4%
Other income (expense), net	6,376	7,050	(674)	(9.6)%
Interest income (expense), net	21,806	13,684	8,122	59.4%
Income (loss) before income taxes	353,670	163,898	189,772	115.8%
Income tax expense (benefit)	90,835	43,935	46,900	106.7%
Net income (loss)	262,835	119,963	142,872	119.1%
Noncontrolling interests	(54,704)	(40,006)	(14,698)	36.7%
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$208,131	$79,957	$128,174	160.3%
Earnings (loss) per share-diluted	$26.01	$10.02	$15.99	159.6%

Revenues
Revenues by source were as follows:

	Years Ended December 31,		Change
(in thousands)	2021	2020	2021 vs. 2020	%
Investment management fees
Open-end funds	$393,673	$247,519	$146,154	59.0%
Closed-end funds	63,301	36,833	26,468	71.9%
Retail separate accounts	174,919	104,932	69,987	66.7%
Institutional accounts	143,487	109,531	33,956	31.0%
Structured products	4,726	4,012	714	17.8%
Other products	1,479	2,511	(1,032)	(41.1)%
Total investment management fees	781,585	505,338	276,247	54.7%
Distribution and service fees	90,555	38,425	52,130	135.7%
Administration and shareholder service fees	102,531	59,463	43,068	72.4%
Other income and fees	4,563	670	3,893	581.0%
Total revenues	$979,234	$603,896	$375,338	62.2%

A discussion of our results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2020, which specific discussion is incorporated herein by reference.

Investment Management Fees
Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payments. Investment management fees increased by $276.2 million, or 54.7%, for the year ended December 31, 2021, due to an increase in average assets under management of $63.3 billion, or 57.8%, primarily as a result of the AGI relationship and market performance.

Distribution and Service Fees
Distribution and service fees are sales- and asset-based fees earned from open-end funds for marketing and distribution services. Distribution and service fees increased by $52.1 million, or 135.7%, for the year ended December 31, 2021, primarily due to higher average assets for open-end funds primarily as a result of market performance and the AGI relationship.

Administration and Shareholder Service Fees
Administration and shareholder service fees represent fees earned for fund administration and shareholder services from our open-end mutual funds, ETFs and certain of our closed-end funds. Fund administration and shareholder service fees increased by $43.1 million, or 72.4%, for the year ended December 31, 2021, primarily due to the increase in average assets under management for our open-end and closed-end funds during the period, predominantly as a result of market performance and the AGI relationship.

Other Income and Fees
Other income and fees primarily represent fees related to other fee earning assets and contingent sales charges earned from investor redemptions of certain shares sold without a front-end sales charge. Other income and fees increased by $3.9 million, or 581.0%, during the year ended December 31, 2021 compared to December 31, 2020, due to revenue from other fee earning assets primarily as a result of the AGI relationship.

Operating Expenses
Operating expenses by category were as follows:

	Years Ended December 31,		Change
(in thousands)	2021	2020	2021 vs. 2020	%
Operating expenses
Employment expenses	$358,230	$267,299	$90,931	34.0%
Distribution and other asset-based expenses	141,039	77,010	64,029	83.1%
Other operating expenses	90,134	69,896	20,238	29.0%
Other operating expenses of CIP	3,562	10,585	(7,023)	(66.3)%
Change in fair value of contingent consideration	12,400	—	12,400	N/M
Restructuring and severance	—	1,155	(1,155)	(100.0)%
Depreciation expense	3,900	4,660	(760)	(16.3)%
Amortization expense	44,481	30,127	14,354	47.6%
Total operating expenses	$653,746	$460,732	$193,014	41.9%

Employment Expenses
Employment expenses consist of fixed and variable compensation and related employee benefit costs. Employment expenses of $358.2 million increased $90.9 million, or 34.0%, from the prior year primarily due to increased profit-based compensation in the current year.

Distribution and Other Asset-Based Expenses
Distribution and other asset-based expenses consist primarily of payments to third-party client intermediaries for providing services to investors in sponsored investment products. These payments are primarily based on assets under management or on a percentage of sales. Distribution and other asset-based expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized on a straight-line basis over the period commissions are recovered from distribution fee revenues and contingent sales charges received upon redemption of shares. Distribution and other asset-based expenses increased $64.0 million, or 83.1%, from the prior year primarily due to increased sales and assets under management in share classes that have distribution and other asset-based expenses predominantly as a result of the AGI relationship.

Other Operating Expenses
Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and distribution related costs, rent and occupancy expenses, and other business costs. Other operating expenses increased $20.2 million, or 29.0%, for the year ended December 31, 2021 as compared to the prior year primarily due to acquisition related professional fees and the addition of new affiliates.

Other Operating Expenses of CIP
Other operating expenses of CIP decreased $7.0 million, or 66.3%, for the year ended December 31, 2021 compared to the prior year primarily due to the costs associated with the issuance of a new CLO in the prior year that did not recur.

Change in Fair Value of Contingent Consideration
The Company's contingent consideration related to its NFJ and Westchester transactions are recorded at fair value each reporting date taking into consideration changes in various estimates, including probability of success, discount rates and amount of time until the conditions of the contingent payments are achieved. The change in fair value is recorded in the current period as a gain or loss. The change in value of contingent consideration of $12.4 million in 2021 was primarily attributable to higher future revenue projections and the time value of money.

Depreciation Expense
Depreciation expense consists primarily of the straight-line depreciation of furniture, equipment and leasehold improvements. Depreciation expense decreased $0.8 million, or 16.3%, during the year ended December 31, 2021, compared to the prior year, primarily due to certain assets becoming fully depreciated.

Amortization Expense
Amortization expense consists of the amortization of definite-lived intangible assets over their estimated useful lives. Amortization expense increased $14.4 million, or 47.6%, for the year ended December 31, 2021 compared to the prior year due to the additional amortization associated with the Westchester and AGI transactions.

Other Income (Expense), net
Other Income (Expense), net by category were as follows:

	Years Ended December 31,		Change
(in thousands)	2021	2020	2021 vs. 2020	%
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	$3,907	$7,139	$(3,232)	(45.3)%
Realized and unrealized gain (loss) of CIP, net	(1,761)	(1,965)	204	(10.4)%
Other income (expense), net	4,230	1,876	2,354	125.5%
Total Other Income (Expense), net	$6,376	$7,050	$(674)	(9.6)%

Realized and Unrealized Gain (Loss) on Investments, net
Realized and unrealized gain (loss) on investments, net changed during the year ended December 31, 2021 by $(3.2) million, as compared to the prior year. The realized and unrealized gains and losses during the year ended December 31, 2021 reflected changes in overall market conditions experienced during the year.

Realized and Unrealized Gain (Loss) of CIP, net
Realized and unrealized gain (loss) of CIP, net changed $0.2 million compared to the prior year. The change for the current year consisted primarily of net realized and unrealized gains of $73.4 million due to changes in market values of leveraged loans, partially offset by unrealized losses of $73.2 million related to the value of the notes payable.

Other Income (Expense), net
Other income (expense), net increased by $2.4 million during the year ended December 31, 2021 compared to the prior year primarily due to increased earnings from equity method investments during the current year.

Interest Income (Expense), net
Interest Income (Expense), net by category were as follows:

	Years Ended December 31,		Change
(in thousands)	2021	2020	2021 vs. 2020	%
Interest Income (Expense)
Interest expense	$(9,240)	$(11,894)	$2,654	(22.3)%
Interest and dividend income	1,364	1,367	(3)	(0.2)%
Interest and dividend income of investments of CIP	90,080	109,648	(19,568)	(17.8)%
Interest expense of CIP	(60,398)	(85,437)	25,039	(29.3)%
Total Interest Income (Expense), net	$21,806	$13,684	$8,122	59.4%

Interest Expense
Interest expense decreased $2.7 million, or 22.3%, for the year ended December 31, 2021 compared to the prior year primarily due to a lower effective interest rate as well as lower average debt outstanding compared to the prior year.

Interest and Dividend Income
Interest and dividend income is earned on cash equivalents and our marketable securities. Interest and dividend income remained consistent in 2021 compared to the prior year.

Interest and Dividend Income of Investments of CIP
Interest and dividend income of investments of CIP decreased $19.6 million, or 17.8%, compared to the prior year primarily due to a decrease in interest rates.

Interest Expense of CIP
Interest expense of CIP represents interest expense on the notes payable of CIP. Interest expense of CIP decreased by $25.0 million, or 29.3%, compared to the prior year primarily due to both lower variable interest rates and average debt balances of CIP during the current year.

Income Tax Expense
The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 25.7% and 26.8% for 2021 and 2020, respectively. The decrease in the estimated effective tax rate for the current year compared to the prior year was primarily due to excess tax benefits related to share-based compensation.

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

Liquidity and Capital Resources
Certain Financial Data
The following tables summarize certain financial data relating to our liquidity and capital resources:

	December 31,		Change
(in thousands)	2021	2020	2021 vs. 2020	%
Balance Sheet Data
Cash and cash equivalents	$378,921	$246,511	$132,410	53.7%
Investments	108,890	64,944	43,946	67.7%
Contingent consideration	162,564	—	162,564	N/M
Debt	266,346	201,212	65,134	32.4%
Redeemable noncontrolling interests	138,965	115,513	23,452	20.3%
Total equity	836,627	720,940	115,687	16.0%

	Years Ended December 31,		Change
(in thousands)	2021	2020	2021 vs. 2020	%
Cash Flow Data
Provided by (used in)
Operating activities	$665,729	$(226,103)	$891,832	(394.4)%
Investing activities	(175,033)	8,681	(183,714)	(2,116.3)%
Financing activities	(244,400)	235,332	(479,732)	(203.9)%

Overview
At December 31, 2021, we had $378.9 million of cash and cash equivalents and $108.9 million of investments, which included $80.3 million of investment securities, compared to $246.5 million of cash and cash equivalents and $64.9 million of investments, which included $40.0 million of investment securities, at December 31, 2020.

Uses of Capital
Our main uses of capital related to operating activities comprise employee compensation and related benefit costs, which includes annual incentive compensation; other operating expenses, which primarily consist of investment research; technology costs; professional fees; distribution and occupancy costs; interest on our indebtedness; and income taxes. Annual incentive compensation, which is one of the largest annual operating cash expenditures, is typically paid in the first quarter of the year. In the first quarters of 2021 and 2020, we paid approximately $96.9 million and $84.7 million, respectively, in incentive compensation earned during the years ended December 31, 2020 and 2019, respectively.

In addition to operating activities, other uses of cash could include: (i) investments in organic growth, including seeding or launching new products and expanding distribution; (ii) debt principal payments through scheduled amortization, excess cash flow payment requirements or additional paydowns; (iii) dividend payments to common stockholders; (iv) repurchases of our common stock, or withholding obligations for the net settlement of employee share transactions; (v) investments in our infrastructure; (vi) investments in inorganic growth opportunities that may require upfront and/or future payments; (vii) integration costs, including restructuring and severance, related to acquisitions, if any; (viii) purchases of affiliate noncontrolling interests and (ix) payment of contingent consideration related to completed acquisitions.

Capital and Reserve Requirements
We operate an SEC registered broker-dealer subsidiary that is subject to certain rules regarding minimum net capital. The broker-dealer is required to maintain a ratio of "aggregate indebtedness" to "net capital," as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us, including additional reporting requirements, a lower required ratio of aggregate indebtedness to net capital or interruption of our business. At December 31, 2021, the ratio of aggregate indebtedness to net capital of our broker-dealer was below the maximum allowed, and net capital was significantly greater than the required minimum.

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

Operating Cash Flow
Cash flows provided by operating activities of $665.7 million for 2021 changed by $891.8 million from cash flows used in operating activities of $226.1 million in 2020 primarily due to an increase in net sales of investments by CIP of $698.5 million compared to the prior year.

Investing Cash Flow
Cash flows from investing activities consist primarily of capital expenditures and other investing activities related to our business operations. Net cash used in investing activities of $175.0 million for 2021 changed by $183.7 million from net cash provided by investing activities of $8.7 million in 2020. The primary investing activities during 2021 related to cash paid for the Westchester transaction. The primary investing activities during 2020 were related to the increase in cash of $9.7 million from the consolidation of investment products partially offset by capital expenditures and other asset purchases of $1.0 million.

Financing Cash Flow
Cash flows from financing activities consist primarily of the issuance of common stock, return of capital through repurchases of common shares, dividends, withholding obligations for the net share settlement of employee share transactions, issuance and repayment of debt and changes to noncontrolling interests. Net cash related to financing activities changed by $479.7 million to net cash outflows of $244.4 million in 2021 compared to net cash provided by financing activities of $235.3 million in the prior year, primarily due to a decrease of $579.9 million in net borrowings of CIP during 2021 compared to the prior year, partially offset by an increase of net cash inflows of $147.7 million primarily as a result of the refinancing of our credit agreement more fully discussed below.

Credit Agreement Refinancing
On September 28, 2021, we completed a refinancing through the execution of an amended and restated credit agreement (the "Credit Agreement"). The Credit Agreement provides for (i) a $275.0 million term loan with a seven-year term (the "Term Loan") and (ii) a $175.0 million revolving credit facility with a five-year term. A portion of the proceeds from the refinancing was used to pay off $194.0 million outstanding on a previous term loan. At December 31, 2021, $274.3 million was outstanding under the Term Loan, and there were no outstanding borrowings under the revolving credit facility. In accordance with Accounting Standards Codification ("ASC") 835, Interest, the amounts outstanding under the Term Loan are presented on the Consolidated Balance Sheet net of related debt issuance costs, which were $8.0 million as of December 31, 2021.

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

Noncontrolling Interests
Noncontrolling interests - CIP
Noncontrolling interests - CIP represent third-party investments in our CIP and are classified as redeemable noncontrolling interests on our Consolidated Balance Sheets because investors in those products are able to request withdrawal at any time.

Noncontrolling interests - affiliate
Noncontrolling interests - affiliate represent minority interests held in a consolidated affiliate. Minority interests held in an affiliate are subject to holder put rights and our call rights at established multiples of earnings before interest, taxes, depreciation and amortization and, as such, are considered redeemable at other than fair value. These rights are exercisable at pre-established intervals (between four and seven years from their issuance) or upon certain conditions such as retirement. The put and call rights are not legally detachable or separately exercisable and are deemed to be embedded in the related noncontrolling interests. We, in purchasing affiliate equity, have the option to settle in cash or shares of common stock and are entitled to the cash flow associated with any purchased equity. Minority interests held in an affiliate are generally recorded on our Consolidated Balance Sheets at estimated redemption value within redeemable noncontrolling interests, and changes in estimated redemption value of these interests are recorded on our Consolidated Statements of Operations within noncontrolling interests.

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

Debt securities represent investments in senior secured bank loans and, are based on evaluated quotations received from independent pricing services and are categorized as Level 2.

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

Cash, accounts receivable, accounts payable, securities purchased payable of CIP, and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments.

Goodwill
As of December 31, 2021, the carrying value of goodwill was $338.4 million. Goodwill represents the excess of the acquisition purchase price over the fair value of identified net assets and liabilities acquired. We have one reporting unit for purposes of assessing the carrying value of goodwill. Goodwill impairment testing is performed at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that the carrying value of the reporting unit is less than the fair value, a second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. We completed our annual goodwill impairment assessment as of October 31, 2021, and no impairment was identified. For purposes of this assessment, we considered various qualitative factors including, but not limited to, certain indicators of fair value (i.e., market capitalization and market multiplies for asset managers), and determined that it was more likely than not that the fair value of our reporting unit was greater than its carrying value. Only a significant decline in the fair value of our reporting unit would indicate that an impairment may exist.

Indefinite-Lived Intangible Assets
As of December 31, 2021, the carrying value of indefinite-lived intangible assets was $42.3 million. Indefinite-lived intangible assets comprise certain fund investment advisory contracts and trade names. We perform indefinite-lived intangible asset impairment tests annually, or more frequently, should circumstances change, which could reduce the fair value of indefinite-lived intangible assets below their carrying value. We completed our annual impairment assessment of these assets as of October 31, 2021, and no impairments were identified. For purposes of this assessment, we considered various qualitative factors for the investment advisory contract intangible assets including, but not limited to, changes in (i) assets under management, (ii) operating margins, and (iii) net cash flows generated, and we determined that it was more likely than not that the fair value of indefinite-lived intangible assets was greater than their carrying value. Only a significant decline in the fair value of the indefinite-lived intangible assets would indicate that an impairment may exist.

Definite-Lived Intangible Assets
As of December 31, 2021, the carrying value of definite-lived intangible assets was $458.3 million. Definite-lived intangible assets comprise certain fund investment advisory contracts, trade names and non-competition agreements. We monitor the useful lives of definite-lived intangible assets and revise the useful lives, if necessary, based on the circumstances. Significant judgment is required in estimating the period that these assets will contribute to our cash flows and the pattern over which these assets will be consumed. A change in the remaining useful life of any of these assets could have a significant impact on amortization expense. All amortization expense is calculated on a straight-line basis. Impairment testing is performed whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were to determine that the carrying value of the definite-lived intangible assets was less than the sum of the undiscounted cash flows expected to result from the asset, we would quantify the impairment using a discounted cash flow model.

Revenue Recognition
Our revenues are recognized when a performance obligation is satisfied, which occurs when control of the services is transferred to customers. Investment management fees, distribution and service fees, and administration and shareholder service fees are calculated as a percentage of average net assets of the investment portfolios managed. The net asset values from which these fees are calculated are variable in nature and subject to factors outside of our control such as additional investments, withdrawals and market performance. Because of this, these fees are considered constrained until the end of the contractual measurement period (monthly or quarterly) which is when asset values are generally determinable.

Investment Management Fees
We provide investment management services pursuant to investment management agreements through our affiliated investment advisers (each an "Adviser"). Investment management services represent a series of distinct daily services that are performed over time. Fees earned on funds are based on each fund's average daily or weekly net assets and are generally calculated and received on a monthly basis. We record investment management fees net of the fees paid to unaffiliated subadvisers since we are deemed to be an agent of the fund as it relates to the day-to-day investment management services performed by unaffiliated subadvisers, with our performance obligation being to arrange for the provision of that service and not control the specified service before it is performed. Amounts paid to unaffiliated subadvisers for the years ended December 31, 2021, 2020 and 2019 were $115.5 million, $38.6 million and $40.5 million, respectively. The increase in 2021 compared to prior years was due to the new subadvisory relationship with AllianzGI.

Retail separate account fees are generally earned based on the end of the preceding or current quarter's asset values. Institutional account fees are generally earned based on an average of month-end balances. In certain instances, institutional fees may include performance related fees that are based on relative investment returns. Fees for structured finance products, for which we act as the collateral manager, consist of senior, subordinated and, in certain instances, incentive management fees. Senior and subordinated management fees are earned at a contractual fee rate applied against the end of the preceding quarter par value of the total collateral being managed with subordinated fees being earned only after certain portfolio criteria are met. Incentive fees on certain of our CLOs are typically a percentage of the excess cash flows available to holders of the subordinated notes, above a threshold level internal rate of return.

We rely on data provided to us by service providers for the pricing of the underlying investment securities for the asset values that drive our investment management fees and our assets under management. Our service providers have formal valuation policies and procedures over the valuation of investments. As of December 31, 2021, our total assets under management by fair value hierarchy level, as defined by ASC 820, were approximately 78.1% Level 1, 20.6% Level 2 and 1.3% Level 3.

Distribution and Service Fees
Distribution and service fees are asset-based fees earned from certain share classes within our open-end funds and on a portion of other fee earning assets for distribution services. These fees primarily consist of an asset-based fee that is paid by the fund over a period of years to cover allowable sales and marketing expenses for the fund or front-end sales charges that are based on a percentage of the offering price. Asset-based distribution and service fees are primarily based on percentages of the average daily net asset value and are paid monthly pursuant to the terms of the respective distribution and service fee contracts.

Distribution and service fees represent two performance obligations comprised of distribution and related shareholder servicing activities. Distribution services are generally satisfied upon the sale of a fund share. Shareholder servicing activities are generally services satisfied over time.

We distribute our open-end funds through third-party financial intermediaries that comprise national, regional and independent broker-dealers. These third-party financial intermediaries provide distribution and shareholder service activities on our behalf. We pay related distribution and service fees to these third-party financial intermediaries for these services as we consider ourselves the principal in these arrangements since we have control of the services prior to the services being transferred to the customer. These payments are classified within distribution and other asset-based expenses.

Administration & Shareholder Service Fees
We provide administrative fund services to our open-end mutual funds, ETFs and the majority of our closed-end funds and shareholder services to our open-end funds. Administration and shareholder services are performed over time. We earn fees for these services, that are calculated and paid monthly, based on each fund's average daily or weekly net assets. Administrative fund services include: record keeping, preparing and filing documents required to comply with securities laws, legal administration and compliance services, customer service, supervision of the activities of the funds' service providers, tax services and treasury services. We also provide office space, equipment and personnel that may be necessary for managing and administering the business affairs of the funds. Shareholder services include maintaining shareholder accounts, processing shareholder transactions, preparing filings and performing necessary reporting.

Other income and fees primarily represent fees related to other fee earning assets and contingent sales charges earned from investor redemptions of certain shares sold without a front-end sales charge.

Accounting for Income Taxes
We account for income taxes in accordance with ASC 740, Income Taxes, which requires recognition of the amount of taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the reported amounts on the Consolidated Financial Statements. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained, based on the technical merits of the position. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We record interest and penalties related to income taxes as a component of income tax expense.

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

Contingent Consideration
We periodically enter into contingent payment arrangements in connection with our business combinations or asset purchases. In contingent payment arrangements, we agree to pay additional transaction consideration to the seller based on future performance. We estimate the value of future payments of these potential future obligations at the time a business combination or asset purchase is consummated. Liabilities under contingent payment arrangements are recorded within contingent consideration on the Consolidated Balance Sheets.

Contingent payment obligations related to business combinations are remeasured at fair value each reporting date using a simulation model with the assistance of an independent valuation firm and approved by management (level 3 fair value measurement). The change in fair value is recorded in the current period as a gain or loss. Gains and losses resulting from changes in the fair value of contingent payment obligations are reflected within change in fair value of contingent consideration on the Consolidated Statements of Operations.

Contingent payment obligations related to our asset purchases, if estimable and probable of payment, are initially recorded at their estimated value and reviewed every reporting period for changes. Any changes to the estimated value are recorded as an update of the initial acquisition cost of the asset with a corresponding change to the estimated contingent payment obligation on the Consolidated Balance Sheets.

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

We are also subject to market risk due to a decline in the market value of our investments, which consist of marketable securities and our net interests in CIP. The following table summarizes the impact of a 10% increase or decrease in the fair values of these financial instruments:

	December 31, 2021
(in thousands)	Fair Value	10% Change
Investment securities - fair value (1)	$80,335	$8,034
Our net interest in CIP (2)	152,221	15,222
Total Investments subject to Market Risk	$232,556	$23,256

(1)If a 10% increase or decrease in fair values were to occur, it would result in a corresponding increase or decrease in our pre-tax earnings.
(2)These represent our direct investments in investment products that are consolidated. Upon consolidation, these direct investments are eliminated, and the assets and liabilities of CIP are consolidated on the Consolidated Balance Sheet, together with a noncontrolling interest balance representing the portion of the CIP owned by third parties. If a 10% increase or decrease in the fair values of our direct investments in CIP were to occur, it would result in a corresponding increase or decrease in our pre-tax earnings.

Interest Rate Risk
Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. At December 31, 2021, we were exposed to interest rate risk as a result of approximately

$156.3 million of investments in fixed and floating rate income products, which include our net interests in CIP. We considered a hypothetical 100 basis point change in interest rates and determined that the fair value of our fixed income investments could change by an estimated $2.9 million.

At December 31, 2021, we had $274.3 million outstanding under our Term Loan. The applicable margin on amounts outstanding under the Credit Agreement is 2.25%, in the case of LIBOR-based loans, and 1.25%, in the case of an alternate base rate loan. Given our borrowings are floating rate, we considered a hypothetical 100 basis point change in the base rate of our outstanding borrowings and determined that annual interest expense would change by an estimated $2.7 million, either an increase or decrease, depending on the direction of the change in the base rate.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policy or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based upon the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report, which is included in Item 15 "Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

Item 11.	Executive Compensation.

Information required by this Item 11 is incorporated herein by reference to our definitive proxy statement for our 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Item 403 of Regulation S-K is incorporated herein by reference to our definitive proxy statement for our 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

The following table sets forth information as of December 31, 2021 with respect to compensation plans under which shares of our common stock may be issued:

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (2)	430,730	$—	807,671
Equity compensation plans not approved by security holders	—	—	—
Total	430,730	$—	807,671

(1)The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock unit awards ("RSUs") since recipients of such awards are not required to pay an exercise price to receive the shares subject to these awards.
(2)Represents shares of our common stock issuable upon the vesting of RSUs outstanding under the Company's Omnibus Incentive and Equity Plan (the "Omnibus Plan"). Of the 3,370,000 maximum number of shares of our common stock authorized for issuance under the Omnibus Plan, 119,634 shares of common stock have been issued on a cumulative basis in the form of direct grants to directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item 13 is incorporated herein by reference to our definitive proxy statement for our 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

Item 14.	Principal Accountant Fees and Services.

Information required by this Item 14 is incorporated herein by reference to our definitive proxy statement for our 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements: The following Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements of Virtus are included in this Annual Report:
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements
(a)(2)	Financial Statement Schedules:
All financial statement schedules have been omitted because the required information is either presented on the consolidated financial statements or the notes thereto or is not applicable or required.

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

2.4
Membership Interest Purchase Agreement by and among the Registrant, Westchester Capital Management, LLC, Westchester Capital Partners, LLC, LPC Westchester, LP, MTSWCM Holdings, LLC, RDBWCM Holdings, LLC, and the Individual Equityholders (as defined therein), dated February 1, 2021 (incorporated by reference to Exhibit 2.4 of the Registrant’s Annual Report on Form 10-K, filed February 26, 2021).

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

(4)	Instruments Defining the Rights of Security Holders including Indentures
4.1	Description of the Registrant's Common Stock (incorporated by reference to Exhibit 4.3 of the Registrant's Annual Report on Form 10-K, filed February 27, 2020).
(10)	Material Contracts
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

10.6*	Amended and Restated Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K, filed May 17, 2021).
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

10.13*	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q, filed November 4, 2009).
10.14*	Offer Letter from the Registrant to Barry M. Mandinach dated April 4, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q, filed May 7, 2014).
10.15*	Offer Letter from the Registrant to Wendy J. Hills dated July 26, 2019 (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K, filed February 26, 2021).
10.16*	Offer Letter from the Registrant to Richard W. Smirl dated April 7, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed May 6, 2021).
10.17
Amended and Restated Credit Agreement, dated as of September 28, 2021, by and among Virtus Investment Partners, Inc. as borrower, Morgan Stanley Senior Funding, Inc. as administrative agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed October 4, 2021).

(21)	Subsidiaries of the Registrant
21.1	Virtus Investment Partners, Inc. Subsidiaries List.

(23)	Consents of Experts and Counsel
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certifications of Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Registrant's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information is formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019, (v) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2021, 2020 and 2019 and (vi) Notes to Consolidated Financial Statements.
104	Cover page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

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
Dated: February 25, 2022

Virtus Investment Partners, Inc.

By:	/S/ MICHAEL A. ANGERTHAL
Michael A. Angerthal
Executive Vice President Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 25, 2022.

/S/ TIMOTHY A. HOLT	/S/ GEORGE R. AYLWARD
Timothy A. Holt Director and Non-Executive Chairman	George R. Aylward President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ PETER L. BAIN	/S/ SUSAN S. FLEMING
Peter L. Bain Director	Susan S. Fleming, Ph.D. Director

/S/ PAUL G. GREIG	/S/ MELODY L. JONES
Paul G. Greig Director	Melody L. Jones Director

/S/ W. HOWARD MORRIS	/S/ STEPHEN T. ZARRILLI
W. Howard Morris Director	Stephen T. Zarrilli Director

/S/ MICHAEL A. ANGERTHAL
Michael A. Angerthal Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Virtus Investment Partners, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Virtus Investment Partners, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Assets Acquired - Refer to Notes 2 and 4 to the financial statements

Critical Audit Matter Description

During the year, the Company completed an asset acquisition as part of a strategic partnership with Allianz Global Investors ("AllianzGI"), and two business combinations of NFJ Investment Group ("NFJ") and Westchester Capital Management ("Westchester"). The Company recorded the investment contracts and tradenames acquired under the asset acquisition at cost based on their relative fair values, and at fair value for those assets acquired under the business combinations.

Management estimated the fair value of the assets acquired under the asset acquisition and the business combinations using a discounted cash flow method for the investment contracts and a royalty savings method for the tradenames. The determination required management to make significant estimates and assumptions related to future cash flows and the selection of the discount rates and long-term growth rates for these assets.

The inputs used in estimating the fair value are in most cases unobservable and reflect management’s own judgments about the assumptions market participants would use in pricing the assets. Auditing the valuations of the assets acquired involved a high degree of judgment and an increased extent of effort, including involving our internal fair value specialists in evaluating management’s judgments especially as it relates to management’s assumptions of future cash flows, discount rates, and long-term growth rates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of assets acquired for the AllianzGI, NFJ, and Westchester included the following, among others:
•We tested the design and operating effectiveness of controls over valuation of the assets acquired including controls over management’s projections of future cash flows, discount rates, and long-term growth rates.
•We evaluated the reasonableness of significant business assumptions related to future cash flows, by comparing the projections to historical results and certain peer companies. We also held various discussions with accounting personnel and management regarding the business assumptions utilized in the valuation models and, on a sample basis, obtained audit evidence to substantiate the assumptions therein.
•With the assistance of our internal fair value specialists we evaluated certain valuation assumptions, including discount rates and long-term growth rates.
–We evaluated the reasonableness of the valuation methodologies used by management to determine whether they were consistent with generally accepted valuation practices.
–We estimated the discount rates used by management to determine whether management's discount rate estimates were within our independent range.
–We performed an analysis of inflation, economic, and industry growth statistics to determine whether management's long-term growth rate used in the income approach fell within a reasonable range of the market data.
–We evaluated the appropriateness of management’s selection of guideline public companies used in developing the discount rates.
•We evaluated whether the assumptions used were consistent with evidence obtained in other areas of the audit.

Valuation of Contingent Consideration – Refer to Notes 2 and 4 to the financial statements

Critical Audit Matter Description

During the year, the Company entered into contingent payment arrangements for the asset acquisition as part of a strategic partnership with AllianzGI and the business combinations of NFJ and Westchester. Accordingly, at the respective acquisition dates, the contingent consideration liability was recorded. Subsequent to the acquisition dates, changes in the contingent consideration liability were recorded to reflect remeasurement and payments made, if applicable.

The contingent consideration related to the AllianzGI asset acquisition was determined to be estimable and probable of payment, and therefore was recorded at the estimated value on the acquisition date and are periodically evaluated for remeasurement. Determining the estimated value of the contingent consideration involves significant management judgment in estimating revenue projections.

The contingent payment obligations related to the NFJ and Westchester business combinations were recorded as a liability at fair value on the acquisition date and are remeasured at fair value each reporting date. Management uses a simulation model to determine the fair value of the Company's estimated contingent liability given the variable nature of the arrangements and the significant management judgments in estimating revenue projections, market rate assumptions, discount rates, and risk volatility assumptions.

The valuation of the AllianzGI, NFJ and Westchester contingent consideration uses unobservable inputs and reflect management’s own judgments about the assumptions market participants would use in pricing the liabilities. Auditing the estimates involved a high degree of judgment and an increased extent of effort. For the fair value of the business combination contingent consideration, our internal fair value specialists were engaged to evaluate management’s judgments utilized within the simulation model especially as it relates to revenue projections, market rate assumptions, discount rates, and risk volatility assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of the contingent consideration liability for the AllianzGI, NFJ, and Westchester acquisitions included the following, among others:
•We tested the design and operating effectiveness of controls over management’s valuation of the contingent consideration liability.
•We held discussions with accounting personnel and management regarding the revenue projections utilized in the valuation models. We confirmed that the products included in the revenue projections utilized in the valuation models agreed to those within the respective acquisition agreements.
•For the AllianzGI acquisition, we evaluated the methodology used to calculate the estimated value of the contingent payment obligations to confirm it was appropriate for an asset acquisition and confirmed that the amounts recorded were based on the revenue projections and the contractual payment rate.
•With the assistance of our internal fair value specialists, we performed the below procedures related to the NFJ and Westchester contingent consideration liability:
–We evaluated the valuation methodology used by management to determine whether they were consistent with generally accepted valuation practices.
–We estimated the fair value of the contingent liability through the preparation of independent simulation models developed from the underlying acquisition agreements and using independently sourced input data. We compared the fair value estimate produced by our independent model to the model prepared by management.
–We evaluated the appropriateness of management’s selection of guideline public companies used for market rate and risk volatility assumptions and the discount rates used by management in the simulation model.
•We evaluated whether the assumptions used were consistent with evidence obtained in other areas of the audit.

Consolidation — Consolidation of Investment Products - Refer to Notes 2 and 20 to the financial statements

Critical Audit Matter Description

The Company is required to consolidate investment products to which it provides investment management services when it (1) has a majority voting interest in an investment product that is a voting interest entity (VOE) or otherwise has the power to govern the financial and operating policies of the entity; or (2) it is considered the primary beneficiary of an investment product that is a variable interest entity (VIE). Management is required to evaluate whether an investment product is a VOE or a VIE upon its initial involvement with the investment product, or the occurrence of a reconsideration event. This assessment involves management’s judgment and is determined based on a variety of factors including the capital structure of the investment product, the investment product’s activities, the equity investment at risk, and the proportionate voting and economic interests of the investors in the investment product including the Company.

For each investment product that is considered a VIE, management performs a primary beneficiary analysis to determine if it holds a controlling financial interest in the investment product. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Management’s evaluation of these two criteria involves judgments to analyze the governing documents of the investment product. The level of judgment required may vary in significance based on the complexity of the voting rights and structure economic interests of the investment product and the facts and circumstances of the Company’s investment. This required a high degree of auditor judgment and an increased extent of effort to evaluate management’s conclusions related to the power criterion and the economics criterion, including characterizing rights as protective or participating and evaluating all variable interests for the potential significance of economic exposure in the entity.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to testing the consolidation assessment of VIEs included the following, among others:
•We tested the design and operating effectiveness of controls over management’s review of the consolidation analysis of new or modified investment products during the year.
•We read and analyzed the governing documents (including the collateral management agreement, preference share subscription agreement and credit agreement, if applicable) of each investment product to assess management’s conclusions. Our procedures included evaluating the following:
–Key facts included in management’s consolidation analysis are consistent with the governing documents and the Company’s interests in the investment products;
–Relevant terms impacting the consolidation analysis under GAAP were considered including the evaluation of whether the investment product is a VOE or VIE;
–Judgments made by management based on the capital structure of the investment product, the investment product’s activities, the equity investment at risk, and the proportionate voting and economic interests of the investors in the investment product including the Company were appropriate;
–The determined primary beneficiary of those investment products possesses both (1) the power to direct activities of the VIE and (2) the obligation to absorb losses or the right to receive benefits from the VIE.

/s/ DELOITTE & TOUCHE LLP

Hartford, Connecticut
February 25, 2022

We have served as the Company's auditor since 2018.

Virtus Investment Partners, Inc.
Consolidated Balance Sheets

(in thousands, except share data)	December 31, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$378,921	$246,511
Investments	108,890	64,944
Accounts receivable, net	123,873	84,499
Assets of consolidated investment products ("CIP")
Cash and cash equivalents of CIP	206,620	86,980
Cash pledged or on deposit of CIP	604	6,358
Investments of CIP	2,140,238	2,333,277
Other assets of CIP	44,210	13,430
Furniture, equipment and leasehold improvements, net	12,542	14,488
Intangible assets, net	500,571	280,264
Goodwill	338,406	290,366
Deferred taxes, net	19,204	9,538
Other assets	60,102	36,288
Total assets	$3,934,181	$3,466,943
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$187,449	$122,514
Accounts payable and accrued liabilities	48,496	25,357
Dividends payable	14,824	9,013
Contingent consideration	162,564	—
Debt	266,346	201,212
Other liabilities	60,225	36,120
Liabilities of CIP
Notes payable of CIP	2,033,617	2,190,445
Securities purchased payable and other liabilities of CIP	185,068	45,829
Total liabilities	2,958,589	2,630,490
Commitments and Contingencies (Note 12)
Redeemable noncontrolling interests	138,965	115,513
Equity:
Equity attributable to Virtus Investment Partners, Inc.:
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 11,906,747 shares issued and 7,506,151 shares outstanding at December 31, 2021 and 11,790,869 shares issued and 7,583,466 shares outstanding at December 31, 2020	119	118
Additional paid-in capital	1,276,424	1,298,002
Retained earnings (accumulated deficit)	60,962	(135,259)
Accumulated other comprehensive income (loss)	20	29
Treasury stock, at cost, 4,400,596 and 4,207,403 shares at December 31, 2021 and December 31, 2020, respectively	(509,248)	(451,749)
Total equity attributable to Virtus Investment Partners, Inc.	828,277	711,141
Noncontrolling interests	8,350	9,799
Total equity	836,627	720,940
Total liabilities and equity	$3,934,181	$3,466,943
The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except per share data)	2021	2020	2019
Revenues
Investment management fees	$781,585	$505,338	$461,477
Distribution and service fees	90,555	38,425	40,898
Administration and shareholder service fees	102,531	59,463	59,884
Other income and fees	4,563	670	987
Total revenues	979,234	603,896	563,246
Operating Expenses
Employment expenses	358,230	267,299	240,521
Distribution and other asset-based expenses	141,039	77,010	82,099
Other operating expenses	90,134	69,896	74,363
Other operating expenses of consolidated investment products ("CIP")	3,562	10,585	4,015
Change in fair value of contingent consideration	12,400	—	—
Restructuring and severance	—	1,155	2,302
Depreciation expense	3,900	4,660	4,992
Amortization expense	44,481	30,127	30,244
Total operating expenses	653,746	460,732	438,536
Operating Income (Loss)	325,488	143,164	124,710
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	3,907	7,139	7,044
Realized and unrealized gain (loss) of CIP, net	(1,761)	(1,965)	(1,202)
Other income (expense), net	4,230	1,876	2,411
Total other income (expense), net	6,376	7,050	8,253
Interest Income (Expense)
Interest expense	(9,240)	(11,894)	(19,473)
Interest and dividend income	1,364	1,367	3,844
Interest and dividend income of investments of CIP	90,080	109,648	115,356
Interest expense of CIP	(60,398)	(85,437)	(92,005)
Total interest income (expense), net	21,806	13,684	7,722
Income (Loss) Before Income Taxes	353,670	163,898	140,685
Income tax expense (benefit)	90,835	43,935	35,177
Net Income (Loss)	262,835	119,963	105,508
Noncontrolling interests	(54,704)	(40,006)	(9,859)
Net Income (Loss) Attributable to Stockholders	208,131	79,957	95,649
Preferred stockholder dividends	—	—	(8,337)
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$208,131	$79,957	$87,312
Earnings (Loss) per Share-Basic	$27.13	$10.49	$12.54
Earnings (Loss) per Share-Diluted	$26.01	$10.02	$11.74
Weighted Average Shares Outstanding-Basic	7,672	7,620	6,963
Weighted Average Shares Outstanding-Diluted	8,003	7,976	8,149
The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(in thousands)	2021	2020	2019
Net Income (Loss)	$262,835	$119,963	$105,508
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $3, $(7) and $(5) for the years ended December 31, 2021, 2020 and 2019, respectively	(9)	20	14
Other comprehensive income (loss)	(9)	20	14
Comprehensive income (loss)	262,826	119,983	105,522
Comprehensive (income) loss attributable to noncontrolling interests	(54,704)	(40,006)	(9,859)
Comprehensive income (loss) attributable to stockholders	$208,122	$79,977	$95,663

The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Consolidated Statements of Changes in Stockholders' Equity

	Permanent Equity												Temporary Equity
	Common Stock		Preferred Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Shareholders	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
(in thousands, except share data)	Shares	Par Value	Shares	Amount				Shares	Amount
Balances at December 31, 2018	6,997,382	$106	1,150,000	$110,843	$1,209,805	$(310,865)	$(731)	3,555,242	$(379,249)	$629,909	$13,958	$643,867	$57,481
Net income (loss)	—	—	—	—	—	95,649	—	—	—	95,649	(1,027)	94,622	10,886
Foreign currency translation adjustment	—	—	—	—	—	—	14	—	—	14	—	14	—
Net subscriptions (redemptions) and other	—	—	—	—	838	—	—	—	—	838	(2,373)	(1,535)	(4,522)
Reclassification from other comprehensive (income) loss	—	—	—	—	—	—	726	—	—	726	—	726	—
Cash dividends declared ($7.25 per preferred share)	—	—	—	—	(8,337)	—	—	—	—	(8,337)	—	(8,337)	—
Cash dividends declared ($2.44 per common share)	—	—	—	—	(18,130)	—	—	—	—	(18,130)	—	(18,130)	—
Repurchase of common shares	(372,365)	—	—	—	—	—	—	372,365	(40,000)	(40,000)	—	(40,000)	—
Issuance of common shares related to employee stock transactions	184,263	1	—	—	1,552	—	—	—	—	1,553	—	1,553	—
Taxes paid on stock-based compensation	—	—	—	—	(7,696)	—	—	—	—	(7,696)	—	(7,696)	—
Stock-based compensation	—	—	—	—	21,173	—	—	—	—	21,173	—	21,173	—
Balances at December 31, 2019	6,809,280	107	1,150,000	110,843	1,199,205	(215,216)	9	3,927,607	(419,249)	675,699	10,558	686,257	63,845
Net income (loss)	—	—	—	—	—	79,957	—	—	—	79,957	1,298	81,255	38,708
Foreign currency translation adjustment	—	—	—	—	—	—	20	—	—	20	—	20	—
Net subscriptions (redemptions) and other	—	—	—	—	(167)	—	—	—	—	(167)	(2,057)	(2,224)	12,960
Conversion of preferred stock	912,806	9	(1,150,000)	(110,843)	110,834	—	—	—	—	—	—	—	—
Cash dividends declared ($2.98 per common share)	—	—	—	—	(24,998)	—	—	—	—	(24,998)	—	(24,998)	—
Repurchase of common shares	(279,796)	—	—	—	—	—	—	279,796	(32,500)	(32,500)	—	(32,500)	—
Issuance of common shares related to employee stock transactions	141,176	2	—	—	184	—	—	—	—	186	—	186	—
Taxes paid on stock-based compensation	—	—	—	—	(6,608)	—	—	—	—	(6,608)	—	(6,608)	—
Stock-based compensation	—	—	—	—	19,552	—	—	—	—	19,552	—	19,552	—
Balances at December 31, 2020	7,583,466	118	—	—	1,298,002	(135,259)	29	4,207,403	(451,749)	711,141	9,799	720,940	115,513
Net income (loss)	—	—	—	—	—	208,131	—	—	—	208,131	817	208,948	53,887
Foreign currency translation adjustment	—	—	—	—	—	—	(9)	—	—	(9)	—	(9)	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—		—	(2,266)	(2,266)	(30,435)
Cash dividends declared ($4.64 per common share)	—	—	—	—	(25,312)	(11,910)		—	—	(37,222)	—	(37,222)	—
Repurchase of common shares	(193,193)	—	—	—	—	—	—	193,193	(57,499)	(57,499)	—	(57,499)	—
Issuance of common shares related to employee stock transactions	115,878	1	—	—	65	—	—	—	—	66	—	66	—
Taxes paid on stock-based compensation	—	—	—	—	(19,509)	—	—	—	—	(19,509)	—	(19,509)	—
Stock-based compensation	—	—	—	—	23,178	—	—	—	—	23,178	—	23,178	—
Balances at December 31, 2021	7,506,151	$119	—	$—	$1,276,424	$60,962	$20	4,400,596	$(509,248)	$828,277	$8,350	$836,627	$138,965

The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Consolidated Statements of Cash Flow

	Years Ended December 31,
(in thousands)	2021	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$262,835	$119,963	$105,508
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense, intangible asset and other amortization	50,769	38,853	39,643
Stock-based compensation	26,225	21,481	22,230
Amortization of deferred commissions	3,956	2,052	2,940
Payments of deferred commissions	(5,963)	(2,089)	(2,097)
Equity in earnings of equity method investments	(4,403)	(1,964)	(2,600)
Realized and unrealized (gains) losses on investments, net	(2,721)	(7,128)	(6,855)
Distributions from equity method investments	3,710	1,192	828
Sales (purchases) of investments, net	(7,952)	12,296	9,057
(Gain) loss on extinguishment of debt	—	(705)	—
Change in fair value of contingent consideration	12,400	—	—
Deferred taxes, net	(9,664)	6,332	5,982
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	(30,057)	(9,698)	(1,382)
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	72,628	13,743	(2,991)
Operating activities of consolidated investment products ("CIP"):
Realized and unrealized (gains) losses on investments of CIP, net	(4,264)	(5,889)	(106)
Purchases of investments by CIP	(1,176,936)	(1,304,723)	(1,029,746)
Sales of investments by CIP	1,454,591	883,888	810,749
Net proceeds (purchases) of short-term investments and securities sold short by CIP	16,272	(934)	5,643
Change in other assets and liabilities of CIP	(856)	(3,942)	1,969
Amortization of discount on notes payable of CIP	5,159	11,169	4,505
Net cash provided by (used in) operating activities	665,729	(226,103)	(36,723)
Cash Flows from Investing Activities:
Capital expenditures and other asset purchases	(5,838)	(1,043)	(7,555)
Change in cash and cash equivalents of CIP due to consolidation (deconsolidation), net	(13,559)	9,724	9,980
Acquisition of business, net of cash acquired of $1,197	(155,636)	—	—
Sale of available-for-sale securities	—	—	2,023
Net cash provided by (used in) investing activities	(175,033)	8,681	4,448
Cash Flows from Financing Activities:
Refinancing of credit agreement	81,155	—	—
Payment of long-term debt	(12,513)	(79,086)	(54,851)
Payment of deferred financing costs	(7,039)	—	—
Repurchase of common shares	(57,499)	(32,500)	(40,000)
Preferred stock dividends paid	—	(2,084)	(8,338)
Common stock dividends paid	(31,411)	(22,800)	(16,977)
Proceeds from exercise of stock options	66	163	726
Taxes paid related to net share settlement of restricted stock units	(19,509)	(6,608)	(7,696)
Net contributions from (distributions to) noncontrolling interests	(3,270)	(7,263)	7,786

	Years Ended December 31,
	2020	2019	2018
Financing activities of CIP
Borrowings by CIP	363,539	779,982	414,605
Payments on borrowings by CIP	(557,919)	(394,472)	(195,697)
Net cash provided by (used in) financing activities	(244,400)	235,332	99,558
Net increase (decrease) in cash and cash equivalents	246,296	17,910	67,283
Cash, cash equivalents and restricted cash, beginning of year	339,849	321,939	254,656
Cash, cash equivalents and restricted cash, end of year	$586,145	$339,849	$321,939

Supplemental Disclosure of Cash Flow Information
Interest paid	$6,478	$8,857	$18,072
Income taxes paid, net	95,411	35,388	29,062
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital expenditures	$(47)	$55	$(1,791)
Conversion of preferred stock to common stock	—	115,000	—
Preferred stock dividends payable	—	—	2,084
Common stock dividends payable	11,261	6,218	4,562
Contingent consideration	150,164	—	—
Consolidation (Deconsolidation) of CIP, net	(30,550)	17,137	(13,926)

	December 31,
(in thousands)	2021	2020
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$378,921	$246,511
Cash of consolidated investment products	206,620	86,980
Cash pledged or on deposit of consolidated investment products	604	6,358
Cash, cash equivalents and restricted cash at end of year	$586,145	$339,849

The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Notes to Consolidated Financial Statements

1. Organization and Business
Virtus Investment Partners, Inc. (the "Company," "we," "us," "our" or "Virtus"), a Delaware corporation, operates in the investment management industry through its subsidiaries.

The Company provides investment management and related services to individuals and institutions. The Company's retail investment management services are provided to individuals through products consisting of mutual funds registered pursuant to the Investment Company Act of 1940, as amended, and Undertaking for Collective Investment in Transferable Securities ("UCITS" or "global funds" and collectively, with mutual funds, the "open-end funds"), exchange traded funds ("ETFs"), closed-end funds (collectively, with open-end funds and ETFs, the "funds") and retail separate accounts. Institutional investment management services are offered through separate accounts and pooled or commingled structures to a variety of institutional clients. The Company also provides subadvisory services to other investment advisers and serves as the collateral manager for structured products.

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

Noncontrolling Interests
Noncontrolling interests - CIP
Noncontrolling interests - CIP represent third-party investments in the Company's CIP and are classified as redeemable noncontrolling interests on the Consolidated Balance Sheets because investors in those products are able to request withdrawal at any time.

Noncontrolling interests - affiliate
Noncontrolling interests - affiliate represent minority interests held in a consolidated affiliate. These interests are subject to holder put rights and Company call rights at established multiples of earnings before interest, taxes, depreciation and amortization and, as such, are considered redeemable at other than fair value. The rights are exercisable at pre-established intervals (between four and seven years from their issuance) or upon certain conditions such as retirement. The put and call rights are not legally detachable or separately exercisable and are deemed to be embedded in the related noncontrolling interests. The Company, in purchasing affiliate equity, has the option to settle in cash or shares of the Company's common stock and is entitled to the cash flow associated with any purchased equity. Minority interests in an affiliate are recorded at estimated redemption value within redeemable noncontrolling interests on the Consolidated Balance Sheets and any changes in the estimated redemption value are recorded on the Consolidated Statements of Operations within noncontrolling interests.

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

Segment Information
Accounting Standards Codification ("ASC") 280, Segment Reporting, establishes disclosure requirements relating to operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources to the segment and assess its performance. The Company's Chief Executive Officer is the Company's chief operating decision maker. The Company operates in one business segment, namely as an asset manager providing investment management and related services for individual and institutional clients. Although the Company provides disclosures regarding assets under management and other asset flows by product, the Company's determination that it operates in one business segment is based on the fact that the same investment professionals manage both retail and institutional products, operational resources support multiple products, such products have the same or similar regulatory framework and the Company's chief operating decision maker reviews the Company's financial performance on a consolidated level. Investment managers within the Company are generally not aligned with a specific product type.

Cash and Cash Equivalents
Cash and cash equivalents consist of cash in banks and money market fund investments.

Restricted Cash
The Company considers cash and cash equivalents of CIP and cash pledged or on deposit of CIP to be restricted as it is not available to the Company for its general operations.

Investments
Investment securities - fair value
Investment securities - fair value consist primarily of investments in the Company's sponsored funds and equity securities and are carried at fair value in accordance with ASC 320, Investments-Debt and Equity Securities ("ASC 320"), and Topic 321, Investments-Equity Securities ("ASC 321"). These securities are marked to market based on the respective publicly quoted net asset values of the funds or market prices of the equity securities or bonds. Transactions in these securities are recorded on a trade date basis. Any unrealized appreciation or depreciation on investment securities is reported on the Consolidated Statement of Operations within realized and unrealized gain (loss) on investments.

Equity Method Investments
Equity method investments consist of Company investments in noncontrolled entities, where the Company does not hold a controlling financial interest but has the ability to significantly influence operating and financial matters. Equity method investments are accounted for in accordance with ASC 323, Investments-Equity Method and Joint Ventures. Under the equity method of accounting, the Company's share of the noncontrolled entities' net income or loss is recorded in other income (expense), net on the Consolidated Statements of Operations. Distributions received reduce the Company's investment. The investment is evaluated for impairment if events or changes indicate that the carrying amount exceeds its fair value. If the carrying amount of an investment does exceed its fair value and the decline in fair value is deemed to be other-than-temporary, an impairment charge will be recorded.

Non-qualified Retirement Plan Assets and Liabilities
The Company has a non-qualified retirement plan (the "Excess Incentive Plan") that allows certain employees to voluntarily defer compensation. Assets held in trust, which are considered investment securities, are included in investments at fair value in accordance with ASC 820, Fair Value Measurement ("ASC 820"); the associated obligations to participants, which approximate the fair value of the associated assets, are included in other liabilities on the Consolidated Balance Sheets. See Note 6 for additional information related to the Excess Incentive Plan.

Notes to Consolidated Financial Statements—(Continued)

Deferred Commissions
Deferred commissions, which are included in other assets on the Consolidated Balance Sheets, are commissions paid to broker-dealers on sales of certain mutual fund share classes. Deferred commissions are recovered by the receipt of monthly asset-based distributor fees from the mutual funds or contingent deferred sales charges received upon redemption of shares within the contingent deferred sales charge period, depending on the fund share class. The deferred costs resulting from the sale of shares are amortized on a straight-line basis over the period during which redemptions by the purchasing shareholder are subject to a contingent deferred sales charge, depending on the fund share class, or until the underlying shares are redeemed. Deferred commissions are periodically assessed for impairment. If impairment is indicated, impairment adjustments are recognized in operating income as a component of amortization of deferred commissions.

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

Leases
The Company leases office space and equipment under various leasing arrangements. In accordance with Accounting Standards Update ("ASU") 2016-02, Leases, the Company's leases are evaluated and classified as either financing leases or operating leases, as appropriate. The Company recognizes a lease liability and a corresponding right of use ("ROU") asset on the commencement date of any lease arrangement. The lease liability is initially measured at the present value of the future lease payments over the lease term using the rate implicit in the arrangement or, if not readily determinable, the Company's incremental borrowing rate. The Company determines its incremental borrowing rate through market sources, including relevant industry rates. A ROU asset is measured initially as the value of the lease liability plus initial direct costs and prepaid lease payments, and less lease incentives received. Lease expense is recognized on a straight-line basis over the lease term and is recorded within other operating expenses on the Consolidated Statement of Operations.

Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of business combinations over the identified assets and liabilities acquired. In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized. The Company has a single reporting unit for the purpose of assessing potential impairments of goodwill. An impairment analysis of goodwill is performed annually or more frequently, if warranted by events or changes in circumstances affecting the Company's business. The Company follows ASU 2011-08, Testing Goodwill for Impairment, which provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The Company's 2021 and 2020 annual goodwill impairment analysis did not result in any impairment charges.

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

Indefinite-lived intangible assets are comprised of certain trade names and fund investment advisory contracts. These assets are tested for impairment annually or when events or changes in circumstances indicate the assets might be impaired. The Company follows ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which provides the option to perform a qualitative assessment of indefinite-lived intangible assets other than goodwill for impairment to determine if additional impairment testing is necessary. The Company's 2021 and 2020 annual indefinite-lived intangible assets impairment analysis did not result in any impairment charges.

Notes to Consolidated Financial Statements—(Continued)

Contingent Consideration
The Company periodically enters into contingent payment arrangements in connection with its business combinations or asset purchases. In contingent payment arrangements, the Company agrees to pay additional transaction consideration to the seller based on future performance. The Company estimates the value of estimated future payments of these potential future obligations at the time a business combination or asset purchase is consummated. Liabilities under contingent payment arrangements are recorded within contingent consideration on the Consolidated Balance Sheets.

Contingent payment obligations related to business combinations are remeasured at fair value each reporting date using a simulation model with the assistance of an independent valuation firm and approved by management (level 3 fair value measurement). The change in fair value is recorded in the current period as a gain or loss. Gains and losses resulting from changes in the fair value of contingent payment obligations are reflected within change in fair value of contingent consideration on the Consolidated Statements of Operations.

Contingent payment obligations related to our asset purchases, if estimable and probable of payment, are initially recorded at their estimated value and reviewed every reporting period for changes. Any changes to the estimated value are recorded as an update of the initial acquisition cost of the asset with a corresponding change to the estimated contingent payment obligation on the Consolidated Balance Sheets.

Treasury Stock
Treasury stock is accounted for under the cost method and is included as a deduction from equity on the Stockholders' Equity section of the Consolidated Balance Sheets. Upon any subsequent resale, the treasury stock account is reduced by the cost of such stock.

Revenue Recognition
The Company's revenues are recognized when a performance obligation is satisfied, which occurs when control of the services is transferred to customers. Investment management fees, distribution and service fees, and administration and shareholder service fees are generally calculated as a percentage of average net assets of the investment portfolios managed. The net asset values from which these fees are calculated are variable in nature and subject to factors outside of the Company's control such as additional investments, withdrawals and market performance. Because of this, these fees are considered constrained until the end of the contractual measurement period (monthly or quarterly), which is when asset values are generally determinable.

Investment Management Fees
The Company provides investment management services pursuant to investment management agreements through its affiliated investment advisers (each an "Adviser"). Investment management services represent a series of distinct daily services that are performed over time. Fees earned on funds are based on each fund's average daily or weekly net assets and are generally calculated and received on a monthly basis. The Company records investment management fees net of the fees paid to unaffiliated subadvisers, as the Company is deemed to be the agent of the fund as it relates to the day-to-day investment management services performed by unaffiliated subadvisers, with the Company's performance obligation being to arrange for the provision of that service and not control the specified service before it is performed. Amounts paid to unaffiliated subadvisers for the years ended December 31, 2021, 2020 and 2019 were $115.5 million, $38.6 million and $40.5 million, respectively.

Retail separate account fees are generally earned based on the end of the preceding or current quarter's asset values. Institutional account fees are generally earned based on an average of daily or month-end balances or the current quarter's asset values. Fees for structured finance products, for which the Company acts as the collateral manager, consist of senior, subordinated and, in certain instances, incentive management fees. Senior and subordinated management fees are earned at a contractual fee rate applied against the end of the preceding quarter par value of the total collateral being managed with subordinated fees being earned only after certain portfolio criteria are met. Incentive fees on certain of the Company's collateralized loan obligations ("CLOs") are typically a percentage of the excess cash flows available to holders of the subordinated notes, above a threshold level internal rate of return.

Distribution and Service Fees
Distribution and service fees are sales- and asset-based fees earned from open-end funds, for marketing and distribution

Notes to Consolidated Financial Statements—(Continued)

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

The Company distributes its open-end funds through unaffiliated financial intermediaries that comprise national, regional and independent broker-dealers. These unaffiliated financial intermediaries provide distribution and shareholder service activities on behalf of the Company. The Company passes related distribution and service fees to these unaffiliated financial intermediaries for these services and considers itself the principal in these arrangements since it has control of the services prior to the services being transferred to the customer. These payments are classified within distribution and other asset-based expenses.

Administration and Shareholder Service Fees
The Company provides administrative fund services to its open-end mutual funds, ETFs and the majority of its closed-end funds and shareholder services to its open-end funds. Administration and shareholder services are performed over time. The Company earns fees for these services, that are calculated and paid monthly, based on each fund's average daily or weekly net assets. Administrative fund services include: record keeping, preparing and filing documents required to comply with securities laws, legal administration and compliance services, customer service, supervision of the activities of the funds' service providers, tax services and treasury services. The Company also provides office space, equipment and personnel that may be necessary for managing and administering the business affairs of the funds. Shareholder services include maintaining shareholder accounts, processing shareholder transactions, preparing filings and performing necessary reporting.

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

Income Taxes
The Company accounts for income taxes in accordance with ASC 740, Income Taxes ("ASC 740"), which requires recognition of the amount of taxes payable or refundable for the current year as well as deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the reported amounts on the Consolidated Financial Statements.

The Company's methodology for determining the realizability of deferred tax assets includes consideration of taxable income in prior carryback year(s), if carryback is permitted under the tax law, as well as consideration of the reversal of deferred tax liabilities that are in the same period and jurisdiction and are of the same character as the temporary differences

Notes to Consolidated Financial Statements—(Continued)

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

Comprehensive Income
The Company reports all changes in comprehensive income on the Consolidated Statements of Changes in Stockholders' Equity and the Consolidated Statements of Comprehensive Income. Comprehensive income includes net income (loss) and foreign currency translation adjustments (net of tax).

Earnings (Loss) per Share
Earnings (loss) per share ("EPS") is calculated in accordance with ASC 260, Earnings per Share. Basic EPS is computed by dividing net income (loss) attributable to Virtus Investment Partners, Inc. by the weighted-average number of common shares outstanding for the period, excluding dilution for potential common stock issuances. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, including shares issuable upon the vesting of RSUs and stock option exercises using the treasury stock method, as determined under the if-converted method. For purposes of calculating diluted EPS, preferred stock dividends have been subtracted from net income (loss) in periods in which utilizing the if-converted method would be anti-dilutive.

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

Notes to Consolidated Financial Statements—(Continued)

Topic 740, Income Taxes, and improves consistent application by clarifying and amending existing guidance. The Company adopted this standard on January 1, 2021. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

3. Revenues
Revenue Disaggregated by Source
The following table summarizes investment management fees by source:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Investment management fees
Open-end funds	$393,673	$247,519	$229,637
Closed-end funds	63,301	36,833	42,199
Retail separate accounts	174,919	104,932	82,999
Institutional accounts	143,487	109,531	96,429
Structured products	4,726	4,012	6,381
Other products	1,479	2,511	3,832
Total investment management fees	$781,585	$505,338	$461,477

4. Acquisitions
Westchester Capital Management
On October 1, 2021, the Company completed the acquisition of Westchester Capital Management, LLC ("Westchester"), which was accounted for in accordance with ASC 805, Business Combinations ("ASC 805"). The total purchase price of $169.3 million was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. Goodwill of $23.0 million and intangible assets of $144.4 million were recorded as a result of the acquisition. The Company expects $155.6 million of the purchase price to be tax deductible over 15 years. The revenues and operating income of Westchester were not material to the Company's results of operations for the year ended December 31, 2021.

Transaction consideration consisted of $136.8 million in cash paid at closing and $32.5 million in contingent consideration, which represents future potential earn-out payments based on pre-established performance metrics related to retention and revenue growth rates. An initial contingent consideration payment of $20.0 million was earned and paid in December 2021 and future payments will be made, if earned, in 2025 and 2026. The remaining contingent consideration of $12.5 million at December 31, 2021 has been accounted for as a liability within contingent consideration on the Company's Consolidated Balance Sheet.

The following table summarizes the identified acquired assets and liabilities assumed as of the Westchester acquisition date:

October 1, 2021
(in thousands)
Assets:
Cash and cash equivalents	$1,197
Intangible assets	144,400
Goodwill	23,040
Other assets	4,997
Total Assets	173,634
Liabilities
Accounts payable and accrued liabilities	4,300
Total liabilities	4,300
Total Net Assets Acquired	$169,334

Notes to Consolidated Financial Statements—(Continued)

Identifiable Intangible Assets Acquired
In connection with the allocation of the Westchester purchase price, the Company identified the following intangible assets:

	October 1, 2021
	Approximate Fair Value (in thousands)	Weighted Average of Useful Life (in years)
Definite-lived intangible assets:
Investment management agreements	$138,000	10
Trade names	6,400	10
Total definite-lived intangible assets	$144,400
The fair value of investment management agreements was estimated using a discounted cash flow method and the fair value of the trade names was estimated using a royalty savings method which were prepared with the assistance of an independent valuation firm and approved by management.

AllianzGI Strategic Partnership
On February 1, 2021, the Company finalized a strategic partnership with Allianz Global Investors U.S. LLC ("AllianzGI"), pursuant to which the Company became the investment adviser, distributor and/or administrator of certain of AllianzGI's open-end, closed-end and retail separate account assets. This transaction was classified as an asset acquisition and the cost of the acquisition was allocated to the assets acquired on the basis of their relative fair values. Additionally, as part of the strategic partnership, AllianzGI’s Dallas-based Value Equity team joined the Company as a newly established affiliated manager, NFJ Investment Group ("NFJ"). The addition of NFJ was classified as a business combination under ASC 805 and assets acquired were recorded at fair value. Assets acquired primarily consisted of definite-lived intangible assets representing open-end, closed-end and retail separate account investment contracts as well as indefinite-lived assets consisting of goodwill related to NFJ. The revenues and operating income of NFJ were not material to the Company's results of operations for the year ended December 31, 2021.
Transaction consideration consists of variable cash payments based on a percentage of the investment management fees earned on certain open-end, closed-end and retail separate account assets from the transaction. Payments are to be made annually on the anniversary of the closing date of the transactions over the next seven years. The initial estimated value of these future revenue participation payments was $137.7 million upon closing. These future payments have been recorded as a liability and included as Contingent Consideration on the Company's Consolidated Balance Sheet. In addition, the Company capitalized $7.7 million of costs associated with certain assets acquired. Contingent payment obligations related to the NFJ acquisition which is accounted for in accordance with ASC 805 was remeasured at fair value as of December 31, 2021, with the change in fair value recorded within the consolidated statement of operations. The estimated value of future revenue participation payments at December 31, 2021 was $150.1 million.

The following table summarizes the identified acquired assets:

	February 1, 2021
	Approximate Fair Value (in thousands)	Weighted Average Useful Life (in years)
Definite-lived intangible assets:
Open-end and closed-end fund investment contracts	$101,447	13
Retail separate account investment contracts	17,000	6
Trade name	1,941	8
Total definite-lived intangible assets	120,388
Goodwill	25,000
Total assets acquired	$145,388
The fair value of the investment management agreements was estimated using a discounted cash flow method and the fair value of the trade names was estimated using a royalty savings method which were prepared with the assistance of an

Notes to Consolidated Financial Statements—(Continued)

independent valuation firm and approved by management.

5. Goodwill and Other Intangible Assets
Below is a summary of intangible assets, net:

	Definite-Lived			Indefinite-Lived	Total
(in thousands)	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balances of December 31, 2019	$489,570	$(222,695)	$266,875	$43,516	$310,391
Additions	—	—	—	—	—
Intangible amortization	—	(30,127)	(30,127)	—	(30,127)
Balances of December 31, 2020	489,570	(252,822)	236,748	43,516	280,264
Additions/Transfers	266,006	—	266,006	(1,218)	264,788
Intangible amortization	—	(44,481)	(44,481)	—	(44,481)
Balances of December 31, 2021	$755,576	$(297,303)	$458,273	$42,298	$500,571

Activity in goodwill was as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Goodwill
Balance, beginning of period	$290,366	$290,366	$290,366
Acquisitions	48,040	—	—
Balance, end of period	$338,406	$290,366	$290,366

Definite-lived intangible asset amortization for the next five years and thereafter is estimated as follows:

Fiscal Year	Amount (in thousands)
2022	$56,520
2023	55,859
2024	50,217
2025	45,449
2026	45,419
2027 and Thereafter	204,809
$458,273

At December 31, 2021, the weighted average estimated remaining amortization period for definite-lived intangible assets was 9.8 years.

6. Investments
Investments consist primarily of investments in the Company's sponsored products. The Company's investments,

Notes to Consolidated Financial Statements—(Continued)

excluding the assets of CIP discussed in Note 20, at December 31, 2021 and 2020 were as follows:

	December 31,
(in thousands)	2021	2020
Investment securities - fair value	$80,335	$39,990
Equity method investments (1)	13,038	12,676
Nonqualified retirement plan assets	13,321	10,612
Other investments	2,196	1,666
Total investments	$108,890	$64,944
(1)The Company's equity method investments are valued on a three-month lag based upon the availability of financial information.

Investment Securities - fair value
Investment securities - fair value consist of investments in the Company's sponsored funds, separately managed accounts and trading debt securities. The composition of the Company's investment securities - fair value was as follows:

	December 31, 2021		December 31, 2020
(in thousands)	Cost	Fair Value	Cost	Fair Value
Investment Securities - fair value:
Sponsored funds	$63,090	$66,326	$22,378	$25,909
Equity securities	10,659	14,009	9,614	14,078
Debt securities	—	—	7	3
Total investment securities - fair value	$73,749	$80,335	$31,999	$39,990

For the years ended December 31, 2021, 2020 and 2019, the Company recognized a net realized gain of $5.0 million, $4.7 million and $0.8 million, respectively, on the sale of its investment securities - fair value.

Equity Method Investments
The Company's equity method investments primarily consist of an investment in a limited partnership. For the years ended December 31, 2021, 2020 and 2019, distributions from equity method investments were $3.7 million, $1.2 million and $0.8 million, respectively. The remaining capital commitment for one of the Company's equity method investments at December 31, 2021 is $0.1 million.

Nonqualified Retirement Plan Assets
The Company's Excess Incentive Plan allows certain employees to voluntarily defer compensation. The Company holds the Excess Incentive Plan assets in a rabbi trust, which is subject to the claims of the Company's creditors in the event of the Company's bankruptcy or insolvency. Each participant is responsible for designating investment options for their contributions, and the ultimate distribution paid to each participant reflects any gains or losses on the assets realized while in the trust. Assets held in trust are included in investments and are carried at fair value utilizing Level 1 valuation techniques in accordance with ASC 320; the associated obligations to participants are included in other liabilities on the Consolidated Balance Sheets.

Other Investments
Other investments represent interests in entities not accounted for under the equity method such as those accounted for under the cost method.

Notes to Consolidated Financial Statements—(Continued)

7. Fair Value Measurements
The Company's assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of CIP discussed in Note 20, as of December 31, 2021 and 2020, by fair value hierarchy level were as follows:

December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$307,277	$—	$—	$307,277
Investment securities - fair value
Sponsored funds	66,326	—	—	66,326
Equity securities	14,009	—	—	14,009
Nonqualified retirement plan assets	13,321	—	—	13,321
Total assets measured at fair value	$400,933	—	$—	$400,933

Liabilities
Contingent consideration	$—	$—	$88,400	$88,400
Total liabilities measured at fair value	$—	$—	$88,400	$88,400

December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$207,101	$—	$—	$207,101
Investment securities - fair value
Sponsored funds	25,909	—	—	25,909
Equity securities	14,078	—	—	14,078
Debt securities	—	3	—	3
Nonqualified retirement plan assets	10,612	—	—	10,612
Total assets measured at fair value	$257,700	$3	$—	$257,703

The following is a discussion of the valuation methodologies used for the Company's assets and liabilities measured at fair value.

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

Equity securities represent securities traded on active markets, are valued at the official closing price (typically the last sale or bid) on the exchange on which the securities are primarily traded and are categorized as Level 1.

Debt securities represent investments in senior secured bank loans and are based on evaluated quotations received from independent pricing services and are categorized as Level 2.

Nonqualified retirement plan assets represent mutual funds within a nonqualified retirement plan whose fair value is determined based on their published net asset value and are categorized as Level 1.

Contingent consideration represents liabilities associated with the Company's business combinations. See Note 4 for a discussion of the transactions. The estimated fair values are measured using a simulation model using unobservable market data

Notes to Consolidated Financial Statements—(Continued)

inputs prepared with the assistance of an independent valuation firm and approved by management. These liabilities are included in Level 3 of the valuation hierarchy.

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

The following table presents a reconciliation of beginning and ending balances of recurring fair value measurements classified as Level 3:

2021
(in thousands)
Contingent consideration, beginning of year	$—
Additions for acquisitions	96,000
Reduction of liability for payments made	(20,000)
Increase (reduction) of liability related to re-measurement of fair value	12,400
Contingent consideration, end of year	$88,400

8. Furniture, Equipment and Leasehold Improvements, Net
Furniture, equipment and leasehold improvements, net were as follows:

	December 31,
(in thousands)	2021	2020
Leasehold improvements	$19,659	$20,110
Furniture and office equipment	11,516	11,743
Computer equipment and software	5,142	5,593
Subtotal	36,317	37,446
Accumulated depreciation and amortization	(23,775)	(22,958)
Furniture, equipment and leasehold improvements, net	$12,542	$14,488

9. Leases
All of the Company's leases qualify as operating leases and consist primarily of leases for office facilities, which have remaining initial lease terms ranging from 0.2 to 8.3 years and a weighted average remaining lease term of 6.1 years. The Company has options to renew some of its leases for periods ranging from 3.0 to 10.0 years, depending on the lease. None of the Company's renewal options were considered reasonably assured of being exercised and, therefore, were excluded from the initial lease term used to determine the Company's right-of-use asset and lease liability. The Company's right-of-use asset, recorded in other assets, and lease liability, recorded in other liabilities on the Consolidated Balance Sheets, at December 31, 2021 were $37.3 million and $46.3 million, respectively. The weighted average discount rate used to measure the Company's lease liability was 3.74% at December 31, 2021.
Lease expense totaled $5.6 million, $5.1 million and $5.1 million for fiscal years 2021, 2020 and 2019, respectively. Cash payments relating to operating leases during 2021 were $5.9 million.

Notes to Consolidated Financial Statements—(Continued)

Lease liability maturities as of December 31, 2021 were as follows:

Fiscal Year	Amount (in thousands)
2022	$7,410
2023	9,254
2024	8,724
2025	8,112
2026	6,399
Thereafter	12,395
Total lease payments	52,294
Less: Imputed interest	6,013
Present value of lease liabilities	$46,281

10. Income Taxes
The components of the provision for income taxes were as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Current
Federal	$75,525	$27,852	$23,066
State	24,974	9,751	6,129
Total current tax expense (benefit)	100,499	37,603	29,195
Deferred
Federal	(6,241)	3,899	3,535
State	(3,423)	2,433	2,447
Total deferred tax expense (benefit)	(9,664)	6,332	5,982
Total expense (benefit) for income taxes	$90,835	$43,935	$35,177
The following presents a reconciliation of the provision (benefit) for income taxes computed at the federal statutory rate to the provision (benefit) for income taxes recognized on the Consolidated Statements of Operations for the years indicated:

	Years Ended December 31,
(in thousands)	2021		2020		2019
Tax at statutory rate	$74,271	21%	$34,419	21%	$29,544	21%
State taxes, net of federal benefit	17,283	5	9,775	6	6,859	5
Excess tax benefits related to share-based compensation	(4,095)	(1)	239	—	(1,298)	(1)
Nondeductible compensation	3,461	1	2,686	2	2,080	2
Effect of net (income) loss attributable to noncontrolling interests	(2,637)	(1)	(1,939)	(1)	(968)	(1)
Change in valuation allowance	1,941	1	(1,383)	(1)	(1,330)	(1)
Other, net	611	—	138	—	290	—
Income tax expense (benefit)	$90,835	26%	$43,935	27%	$35,177	25%

The provision for income taxes reflects U.S. federal, state and local taxes at an effective tax rate of 26%, 27% and 25% for the years ended December 31, 2021, 2020 and 2019, respectively. The Company's tax position for the years ended December 31, 2021, 2020 and 2019 was impacted by changes in the valuation allowance related to the unrealized and realized gains and losses on the Company's investments.

Deferred taxes resulted from temporary differences between the amounts reported on the consolidated financial statements and the tax basis of assets and liabilities. The tax effects of temporary differences were as follows:

Notes to Consolidated Financial Statements—(Continued)

	December 31,
(in thousands)	2021	2020
Deferred tax assets:
Intangible assets	$11,216	$3,237
Net operating losses	12,743	13,490
Compensation accruals	17,034	12,971
Lease liability	11,857	5,835
Investments	6,335	3,758
Capital losses	1,083	1,255
Other	595	984
Gross deferred tax assets	60,863	41,530
Valuation allowance	(7,296)	(6,107)
Gross deferred tax assets after valuation allowance	53,567	35,423
Deferred tax liabilities:
Intangible assets	(21,297)	(18,170)
Right of use asset	(9,830)	(4,328)
Fixed assets	(1,661)	(1,900)
Other investments	(1,575)	(1,487)
Gross deferred tax liabilities	(34,363)	(25,885)
Deferred tax assets, net	$19,204	$9,538

At each reporting date, the Company evaluates the positive and negative evidence used to determine the likelihood of realization of its deferred tax assets. The Company maintained a valuation allowance in the amount of $7.3 million and $6.1 million at December 31, 2021 and 2020, respectively, relating to deferred tax assets on items of a capital nature as well as certain state deferred tax assets.

As of December 31, 2021, the Company had net operating loss carry-forwards for federal income tax purposes represented by an $7.9 million deferred tax asset. The related federal net operating loss carry-forwards are scheduled to begin to expire in the year 2031. As of December 31, 2021, the Company had state net operating loss carry-forwards, varying by subsidiary and jurisdiction, represented by a $4.9 million deferred tax asset. Certain state net operating loss carry-forwards are scheduled to begin to expire in 2022.

Internal Revenue Code Section 382 ("Section 382") limits tax deductions for net operating losses, capital losses and net unrealized built-in losses after there is a substantial change in ownership in a corporation's stock involving a 50-percentage point increase in ownership by 5% or larger stockholders. At December 31, 2021, the Company had pre-change losses represented by deferred tax assets totaling $8.7 million that are subject to Section 382 limits. The utilization of these assets is subject to an annual limitation of $1.1 million.

Activity in unrecognized tax benefits were as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Balance, beginning of year	$1,021	$1,172	$—
Decrease related to tax positions taken in prior years	—	(365)	—
Increase related to positions taken in the current year	214	214	1,172
Balance, end of year	$1,235	$1,021	$1,172

 If recognized, $1.0 million of the $1.2 million gross unrecognized tax benefit balance at December 31, 2021 would favorably impact the Company's effective income tax rate. The Company does not expect any significant changes to its liability for unrecognized tax benefits during the next 12 months.

Notes to Consolidated Financial Statements—(Continued)

The Company recognizes interest and penalties related to income tax matters within income tax expense. The Company recorded no interest or penalties related to unrecognized tax benefits at December 31, 2021, 2020 and 2019.

The earliest federal tax year that remains open for examination is 2018. The earliest open years in the Company's major state tax jurisdictions are 2010 for Connecticut and 2018 for all of the Company's remaining state tax jurisdictions.

11. Debt
Credit Agreement
On September 28, 2021, the Company refinanced its credit agreement through an amended and restated credit agreement (the "Credit Agreement"). The Credit Agreement provides for (i) a $275.0 million seven-year term loan (the "Term Loan") and (ii) a $175.0 million revolving credit facility with a five-year term. The $194.0 million outstanding under the previous term loan was retired using proceeds from the Term Loan. At December 31, 2021, $274.3 million was outstanding under the Term Loan, and there were no outstanding borrowings under the revolving credit facility. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented on the Consolidated Balance Sheet net of related debt issuance costs, which were $8.0 million as of December 31, 2021. Because the debt instruments are not substantially different, the refinancing was treated as a debt modification for accounting purposes.

Amounts outstanding under the Credit Agreement bear interest at an annual rate equal to, at the option of the Company, either LIBOR (adjusted for reserves) for interest periods of one, three or six months (or, solely in the case of the revolving credit facility, if agreed to by each relevant Lender, 12 months) or an alternate base rate, in either case plus an applicable margin. The applicable margins are 2.25%, in the case of LIBOR-based loans, and 1.25%, in the case of alternate base rate loans. Interest is payable quarterly in arrears with respect to alternate base rate loans and on the last day of each interest period with respect to LIBOR-based loans (but, in the case of any LIBOR-based loan with an interest period of more than three months, at three-month intervals). The Credit Agreement contains LIBOR and other subsequent benchmark successor provisions.

The terms of the Credit Agreement require the Company to pay a quarterly commitment fee on the average unused amount of the revolving credit facility. The fee is initially set at 0.50% and following the first delivery of certain financial reports, will range from 0.375% to 0.50%, based on the secured net leverage ratio of the Company as of the last day of the preceding fiscal quarter, as reflected in such financial reports.

The Term Loan will amortize at the rate of 1.00% per annum payable in equal quarterly installments on the last day of each calendar quarter, commencing on December 31, 2021. In addition, the Credit Agreement requires that the Term Loan be mandatorily prepaid with (i) 50% of the Company’s excess cash flow on an annual basis, stepping down to 25% if the Company’s secured net leverage ratio declines to 2:1 or below and stepping down to 0% if the Company’s secured net leverage ratio declines below 1.5:1; (ii) 50% of the net proceeds of certain asset sales, casualty or condemnation events, subject to customary reinvestment rights; and (iii) 100% of the proceeds of any indebtedness incurred to refinance the term loans or other refinancing indebtedness as well as indebtedness incurred other than indebtedness permitted to be incurred by the Credit Agreement. At any time, upon timely notice, the Company may terminate the Credit Agreement in full, reduce the commitment under the facility in minimum specified increments or prepay loans in whole or in part, subject to the payment of breakage fees with respect to LIBOR-based loans and, in the case of any term loans that are prepaid in connection with a “repricing transaction” occurring within the six-month period following the closing date of the Credit Agreement, a 1.00% premium.

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

Notes to Consolidated Financial Statements—(Continued)

Future minimum Term Loan payments (exclusive of any mandatory excess cash flow repayments) as of December 31, 2021 were as follows:

Fiscal Year	Amount (in thousands)
2022	$2,750
2023	2,750
2024	2,750
2025	2,750
2026	2,750
2027 and thereafter	260,563
$274,313

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

13. Equity Transactions
Dividends
During the first and second quarters of the year ended December 31, 2021, the Board of Directors declared quarterly cash dividends on the Company's common stock of $0.82 each. During the third and fourth quarters of the year ended December 31, 2021, the Board of Directors declared quarterly cash dividends on the Company's common stock of $1.50 each. Total dividends declared on the Company's common stock were $37.2 million for the year ended December 31, 2021.

At December 31, 2021, $14.8 million was included as dividends payable in liabilities on the Consolidated Balance Sheet representing the fourth quarter dividends to be paid on February 11, 2022 for common stock shareholders of record as of January 28, 2022.

Notes to Consolidated Financial Statements—(Continued)

Common Stock Repurchases
During the year ended December 31, 2021, the Company repurchased a total of 193,193 common shares at a weighted average price of $297.60 per share, for a total cost, including fees and expenses, of $57.5 million under its share repurchase program. As of December 31, 2021, 529,449 shares remain available for repurchase.  Under the terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

14. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss), by component, were as follows:

Foreign Currency Translation Adjustments (in thousands)
Balance at December 31, 2020	$29
Foreign currency translation adjustments, net of tax of $3	(9)
Net current-period other comprehensive income (loss)	(9)
Balance at December 31, 2021	$20

Foreign Currency Translation Adjustments (in thousands)
Balance at December 31, 2019	$9
Foreign currency translation adjustments, net of tax of $(7)	20
Net current-period other comprehensive income (loss)	20
Balance at December 31, 2020	$29

15. Retirement Savings Plan
The Company sponsors a defined contribution 401(k) retirement plan (the "401(k) Plan") covering all employees who meet certain age and service requirements. Employees may contribute a percentage of their eligible compensation into the 401(k) Plan, subject to certain limitations imposed by the Internal Revenue Code. The Company matches employees' contributions at a rate of 100% of employees' contributions up to the first 5.0% of the employees' compensation contributed to the 401(k) Plan. The Company's matching contributions were $5.9 million, $5.3 million and $5.1 million in 2021, 2020 and 2019, respectively.

16. Stock-Based Compensation
Pursuant to the Company's Omnibus Incentive and Equity Plan (the "Omnibus Plan"), officers, employees and directors may be granted equity-based awards, including restricted stock units ("RSUs"), performance stock units ("PSUs"), stock options and unrestricted shares of common stock. At December 31, 2021, 807,671 shares of common stock remain available for issuance of the 3,370,000 shares that are authorized for issuance under the Omnibus Plan.
Stock-based compensation expense is summarized as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Stock-based compensation expense	$26,225	$21,481	$22,232

Notes to Consolidated Financial Statements—(Continued)

Restricted Stock Units
Each RSU entitles the holder to one share of common stock when the restriction expires. RSUs may be time-vested or performance-contingent PSUs that convert into RSUs after performance measurement is complete. Shares that are issued upon vesting, generally one to three years after grant, are newly issued shares from the Omnibus Plan and are not issued from treasury stock.
RSU activity, inclusive of PSUs, for the year ended December 31, 2021 is summarized as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	533,185	$106.19
Granted	107,367	$268.65
Forfeited	(24,699)	$129.96
Settled	(185,123)	$123.19
Outstanding at December 31, 2021	430,730	$138.01

The grant-date intrinsic value of RSUs granted during the year ended December 31, 2021 was $28.8 million.

	Years Ended December 31,
(in millions, except per share values)	2021	2020	2019
Weighted-average grant-date fair value per share	$268.65	$86.73	$108.42
Fair value of RSUs vested	$22.8	$21.8	$17.8

For the years ended December 31, 2021, 2020 and 2019, a total of 73,069, 68,625 and 66,441 RSUs, respectively, were withheld by the Company as a result of net share settlements to settle minimum employee tax withholding obligations. The Company paid $19.5 million, $6.5 million and $6.9 million for the years ended December 31, 2021, 2020 and 2019, respectively, in minimum employee tax withholding obligations related to RSUs withheld for net share settlements. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

During the years ended December 31, 2021 and 2020, the Company granted 26,425 and 68,371 PSUs, respectively, that contain performance-based metrics in addition to a service condition. Compensation expense for PSUs is generally recognized over a three-year service period based upon the value determined using a combination of (i) the intrinsic value method, for awards that contain a performance metric that represents a "performance condition" in accordance with ASC 718, and (ii) the Monte Carlo simulation valuation model for awards that contain a "market condition" performance metric under ASC 718. Compensation expense for PSU awards that contain a market condition is fixed at the date of grant and will not be adjusted in future periods based upon the achievement of the market condition. Compensation expense for PSU awards with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period.

As of December 31, 2021 and 2020, unamortized stock-based compensation expense for unvested RSUs and PSUs was $24.9 million and $22.3 million, respectively, with a weighted average remaining contractual life of 1.0 years and 1.2 years, respectively. The Company did not capitalize any stock-based compensation expenses during the years ended December 31, 2021, 2020 and 2019.

Notes to Consolidated Financial Statements—(Continued)

Stock Options
Stock option activity for the year ended December 31, 2021 is summarized as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at December 31, 2020	1,193	$55.18
Exercised	(1,193)	$55.18
Outstanding at December 31, 2021	—	$—
Vested and exercisable at December 31, 2021	—	$—

The total intrinsic value of stock options exercised for the years ended December 31, 2021, 2020 and 2019 was $0.2 million, $0.4 million and $6.4 million, respectively. Cash received from stock option exercises was $0.1 million, $0.2 million and $0.7 million for 2021, 2020 and 2019, respectively.

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

17. Earnings (Loss) Per Share
The computation of basic and diluted EPS is as follows:

	Years Ended December 31,
(in thousands, except per share amounts)	2021	2020	2019
Net Income (Loss)	$262,835	$119,963	$105,508
Noncontrolling interests	(54,704)	(40,006)	(9,859)
Net Income (Loss) Attributable to Stockholders	208,131	79,957	95,649
Preferred stock dividends	—	—	(8,337)
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$208,131	$79,957	$87,312
Shares (in thousands):
Basic: Weighted-average number of shares outstanding	7,672	7,620	6,963
Plus: Incremental shares from assumed conversion of dilutive instruments	331	356	1,186
Diluted: Weighted-average number of shares outstanding	8,003	7,976	8,149
Earnings (Loss) per Share—Basic	$27.13	$10.49	$12.54
Earnings (Loss) per Share—Diluted	$26.01	$10.02	$11.74

The following table details the securities that have been excluded from the above computation of weighted-average number of shares for diluted EPS, because the effect would be anti-dilutive.

	Years Ended Years Ended December 31,
(in thousands)	2021	2020	2019
Restricted stock units and stock options	3	1	22
Total anti-dilutive securities	3	1	22

Notes to Consolidated Financial Statements—(Continued)

18. Concentration of Credit Risk
The following client including the Company's sponsored funds provided 10 percent or more of the Company's investment management, administration and shareholder service fee revenues:

	2021	2020	2019
Virtus KAR Small Cap Growth Fund	*	10%	*
* Less than 10 percent of total revenues of the Company

19. Redeemable Noncontrolling Interests
Redeemable noncontrolling interests for the year ended December 31, 2021 included the following amounts:

(in thousands)	CIP	Affiliate Noncontrolling Interests	Total
Balance at December 31, 2020	$28,061	$87,452	$115,513
Net income (loss) attributable to noncontrolling interests	1,277	8,899	10,176
Changes in redemption value (1)	—	43,711	43,711
Total net income (loss) attributable to noncontrolling interests	1,277	52,610	53,887
Net subscriptions (redemptions) and other	(16,922)	(13,513)	(30,435)
Balance at December 31, 2021	$12,416	$126,549	$138,965
(1)Relates to noncontrolling interests redeemable at other than fair value.

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

In the normal course of business, the Company sponsors various investment products, some of which are consolidated by the Company. CIP includes both VOEs, made up primarily of open-end funds in which the Company holds a controlling financial interest, and VIEs, which primarily consist of CLOs of which the Company is considered the primary beneficiary. The consolidation and deconsolidation of these investment products have no impact on net income (loss) attributable to stockholders. The Company's risk with respect to these investment products is limited to its beneficial interests in these products. The Company has no right to the benefits from, and does not bear the risks associated with, these investment products beyond the Company's investments in, and fees generated from, these products.

The following table presents the balances of CIP that, after intercompany eliminations, were reflected on the Consolidated

Notes to Consolidated Financial Statements—(Continued)

Balance Sheets as of December 31, 2021 and 2020:

	As of December 31,
	2021			2020
	VOEs	VIEs		VOEs	VIEs
(in thousands)		CLOs	Other		CLOs	Other
Cash and cash equivalents	$787	$205,192	$1,245	$9,837	$82,295	$1,206
Investments	21,544	2,055,107	63,587	57,256	2,217,055	58,966
Other assets	64	43,327	819	1,989	10,484	957
Notes payable	—	(2,033,617)	—	—	(2,190,445)	—
Securities purchased payable and other liabilities	(558)	(184,214)	(296)	(2,566)	(42,940)	(323)
Noncontrolling interests	(4,935)	(8,350)	(7,481)	(24,707)	(9,799)	$(3,354)
Net interests in CIP	$16,902	$77,445	$57,874	$41,809	$66,650	$57,452

Consolidated CLOs
The majority of the Company's CIP that are VIEs are CLOs. At December 31, 2021, the Company consolidated six CLOs. The financial information of certain CLOs is included on the Company's consolidated financial statements on a one-month lag based upon the availability of the fund's financial information. A majority-owned consolidated private fund, whose primary purpose is to invest in CLOs for which the Company serves as the collateral manager, is also included.

Investments of CLOs
The CLOs held investments of $2.1 billion at December 31, 2021 consisting of bank loan investments, which comprise the majority of the CLOs' portfolio asset collateral and are senior secured corporate loans across a variety of industries. These bank loan investments mature at various dates between 2022 and 2029 and pay interest at LIBOR plus a spread of up to 10.0%. The CLOs may elect to reinvest any prepayments received on bank loan investments up until the periods between October 2019 and October 2026, depending on the CLO. Generally, subsequent prepayments received after the reinvestment period must be used to pay down the note obligations. At December 31, 2021, the fair value of the senior bank loans was less than the unpaid principal balance by $41.4 million. At December 31, 2021, there were no material collateral assets in default.

Notes Payable of CLOs
The CLOs held notes payable with a total value, at par, of $2.2 billion at December 31, 2021, consisting of senior secured floating rate notes payable with a par value of $2.0 billion and subordinated notes with a par value of $233.7 million. These note obligations bear interest at variable rates based on LIBOR plus a pre-defined spread ranging from 0.8% to 8.9%. The principal amounts outstanding of these note obligations mature on dates ranging from October 2027 to October 2034.

The Company's beneficial interests and maximum exposure to loss related to these consolidated CLOs is limited to (i) ownership in the subordinated notes and (ii) accrued management fees. The secured notes of the consolidated CLOs have contractual recourse only to the related assets of the CLO and are classified as financial liabilities. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative prescribed by ASU 2014-13, Consolidation (Topic 810) ("ASU 2014-13") results in the net assets of the consolidated CLOs shown above to be equivalent to the beneficial interests retained by the Company at December 31, 2021, as shown in the table below:

(in thousands)
Subordinated notes	$76,232
Accrued investment management fees	1,213
Total Beneficial Interests	$77,445

The following table represents income and expenses of the consolidated CLOs included on the Company's Consolidated

Notes to Consolidated Financial Statements—(Continued)

Statements of Operations for the period indicated:

Year Ended
December 31, 2021
(in thousands)
Income:
Realized and unrealized gain (loss), net	$(4,472)
Interest income	86,152
Total Income	$81,680

Expenses:
Other operating expenses	$2,795
Interest expense	60,398
Total Expense	63,193
Noncontrolling interests	(817)
Net Income (loss) attributable to CIP	$17,670

As summarized in the table below, the application of the measurement alternative as prescribed by ASU 2014-13 results in the consolidated net income summarized above to be equivalent to the Company's own economic interests in the consolidated CLOs, which are eliminated upon consolidation:

Year Ended
December 31, 2021
(in thousands)
Distributions received and unrealized gains (losses) on the subordinated notes held by the Company	$8,616
Investment management fees	9,054
Total Economic Interests	$17,670

Fair Value Measurements of CIP
The assets and liabilities of CIP measured at fair value on a recurring basis as of December 31, 2021 and 2020 by fair value hierarchy level were as follows:

As of December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$205,192	$—	$—	$205,192
Debt investments	273	2,107,736	2,695	2,110,704
Equity investments	26,111	2,961	462	29,534
Total assets measured at fair value	$231,576	$2,110,697	$3,157	$2,345,430
Liabilities
Notes payable	$—	$2,033,617	$—	$2,033,617
Short sales	515	—	—	515
Total liabilities measured at fair value	$515	$2,033,617	$—	$2,034,132

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$82,295	$—	$—	$82,295
Debt investments	16,859	2,219,199	53,368	2,289,426
Equity investments	38,468	3,856	814	43,138
Derivatives	858	1,227	—	2,085
Total assets measured at fair value	$138,480	$2,224,282	$54,182	$2,416,944
Liabilities
Notes payable	$—	$2,190,445	$—	$2,190,445
Derivatives	714	757	—	1,471
Short sales	520	—	—	520
Total liabilities measured at fair value	$1,234	$2,191,202	$—	$2,192,436

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

Derivative assets and liabilities represent futures contracts, swaps contracts, option contracts and forward contracts held in CIP. Derivative instruments in an asset position are classified as other assets of CIP on the Consolidated Balance Sheets. Derivative instruments in a liability position are classified as liabilities of CIP on the Consolidated Balance Sheets. The change in fair value of such derivatives is recorded in realized and unrealized gain (loss) on investments of CIP, net, on the Consolidated Statements of Operations. Depending on the nature of the inputs, these derivative assets and liabilities are classified as Level 1, 2 or 3 within the fair value measurement hierarchy. In connection with entering into these derivative contracts, these CIP may be required to pledge an amount of cash equal to the appropriate "initial margin" requirements. The cash pledged or on deposit is recorded on the Consolidated Balance Sheets of the Company as cash pledged or on deposit of CIP. The fair value of such derivatives at December 31, 2020 was immaterial.

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

Short sales are transactions in which a security is sold that is not owned or is owned but there is no intention to deliver, in anticipation that the price of the security will decline. Short sales are recorded on the Consolidated Balance Sheets within other liabilities of CIP and are classified as Level 1 based on the underlying equity security.

Notes to Consolidated Financial Statements—(Continued)

The securities purchased payable at December 31, 2021 and 2020 approximated fair value due to the short term nature of the instruments.

The following table is a reconciliation of assets of CIP for Level 3 investments for which significant unobservable inputs were used to determine fair value.

	Year Ended December 31,
(in thousands)	2021	2020
Level 3 Investments of CIP (1)
Balance at beginning of period	$54,182	$40,422
Purchases	10,708	2,197
Sales	(41,362)	(1,843)
Amortization	98	31
Change in unrealized gains (losses), net	2,203	(1,245)
Realized gains (loss), net	(301)	20
Transfers to Level 2	(85,551)	(61,335)
Transfers from Level 2	63,180	75,935
Balance at end of period	$3,157	$54,182

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

The Company has interests in certain other VIEs that the Company does not consolidate as it is not the primary beneficiary since its interest in these entities does not provide the Company with the power to direct the activities that most significantly impact the entities' economic performance. At December 31, 2021, the carrying value and maximum risk of loss related to the Company's interest in these VIEs was $31.7 million.

21. Subsequent Events
Acquisition of Stone Harbor Investment Partners, LLC ("Stone Harbor")
On January 1, 2022, the Company completed its acquisition of Stone Harbor, a premier manager of emerging markets debt, multi-asset credit, global corporate, and other strategies with $14.7 billion of assets under management at December 31, 2021.

Dividends Declared
On February 23, 2022, the Company declared a quarterly cash dividend of $1.50 per common share to be paid on May 13, 2022 to shareholders of record at the close of business on April 29, 2022.