Form 10-Q
period 2022-03-31
VIRTUS INVESTMENT PARTNERS, INC.
filed 2022-05-10
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock was 7,473,139 as of April 22, 2022.

VIRTUS INVESTMENT PARTNERS, INC.

"We," "us," "our," the "Company," and "Virtus" as used in this Quarterly Report on Form 10-Q refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
Virtus Investment Partners, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share data)	March 31, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$225,217	$378,921
Investments	116,767	108,890
Accounts receivable, net	124,092	123,873
Assets of consolidated investment products ("CIP")
Cash and cash equivalents of CIP	110,049	206,620
Cash pledged or on deposit of CIP	696	604
Investments of CIP	2,118,608	2,140,238
Other assets of CIP	29,257	44,210
Furniture, equipment and leasehold improvements, net	18,142	12,542
Intangible assets, net	496,709	500,571
Goodwill	347,423	338,406
Deferred taxes, net	18,714	19,204
Other assets	96,192	60,102
Total assets	$3,701,866	$3,934,181
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$70,646	$187,449
Accounts payable and accrued liabilities	62,335	48,496
Dividends payable	14,398	14,824
Contingent consideration (Note 4)	130,728	162,564
Debt	265,954	266,346
Other liabilities	95,068	60,225
Liabilities of CIP
Notes payable of CIP	1,978,420	2,033,617
Securities purchased payable and other liabilities of CIP	121,346	185,068
Total liabilities	2,738,895	2,958,589
Commitments and Contingencies (Note 14)
Redeemable noncontrolling interests	138,738	138,965
Equity:
Equity attributable to Virtus Investment Partners, Inc.:
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 11,998,877 shares issued and 7,472,829 shares outstanding at March 31, 2022; and 11,906,747 shares issued and 7,506,151 shares outstanding at December 31, 2021	120	119
Additional paid-in capital	1,273,802	1,276,424
Retained earnings (accumulated deficit)	81,783	60,962
Accumulated other comprehensive income (loss)	(30)	20
Treasury stock, at cost, 4,526,048 and 4,400,596 shares at March 31, 2022 and December 31, 2021, respectively	(539,248)	(509,248)
Total equity attributable to Virtus Investment Partners, Inc.	816,427	828,277
Noncontrolling interests	7,806	8,350
Total equity	824,233	836,627
Total liabilities and equity	$3,701,866	$3,934,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Revenues
Investment management fees	$206,817	$173,269
Distribution and service fees	20,007	20,348
Administration and shareholder service fees	24,344	22,560
Other income and fees	1,272	720
Total revenues	252,440	216,897
Operating Expenses
Employment expenses	105,993	91,759
Distribution and other asset-based expenses	32,846	32,294
Other operating expenses	31,712	19,580
Operating expenses of consolidated investment products ("CIP")	740	559
Depreciation expense	935	1,098
Amortization expense	14,662	9,465
Total operating expenses	186,888	154,755
Operating Income (Loss)	65,552	62,142
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	(2,982)	891
Realized and unrealized gain (loss) of CIP, net	(13,344)	(4,687)
Other income (expense), net	287	1,771
Total other income (expense), net	(16,039)	(2,025)
Interest Income (Expense)
Interest expense	(2,279)	(2,314)
Interest and dividend income	328	136
Interest and dividend income of investments of CIP	20,380	23,876
Interest expense of CIP	(12,088)	(14,448)
Total interest income (expense), net	6,341	7,250
Income (Loss) Before Income Taxes	55,854	67,367
Income tax expense (benefit)	16,735	15,153
Net Income (Loss)	39,119	52,214
Noncontrolling interests	(6,060)	(15,626)
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$33,059	$36,588
Earnings (Loss) per Share—Basic	$4.38	$4.79
Earnings (Loss) per Share—Diluted	$4.22	$4.54
Weighted Average Shares Outstanding—Basic	7,546	7,633
Weighted Average Shares Outstanding—Diluted	7,839	8,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Net Income (Loss)	$39,119	$52,214
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $73 and $— for the three months ended March 31, 2022 and 2021, respectively.	(50)	6
Other comprehensive income (loss)	(50)	6
Comprehensive income (loss)	39,069	52,220
Comprehensive (income) loss attributable to noncontrolling interests	(6,060)	(15,626)
Comprehensive Income (Loss) Attributable to Virtus Investment Partners, Inc.	$33,009	$36,594
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$39,119	$52,214
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense, intangible asset and other amortization	15,982	11,214
Stock-based compensation	9,547	7,995
Amortization of deferred commissions	1,471	569
Payments of deferred commissions	(949)	(1,253)
Equity in earnings of equity method investments	(410)	(1,028)
Realized and unrealized (gains) losses on investments, net	2,983	(889)
Sales (purchases) of investments, net	(7,917)	(25)
Deferred taxes, net	562	377
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	13,841	(27,102)
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	(120,267)	(36,543)
Operating activities of consolidated investment products ("CIP"):
Realized and unrealized (gains) losses on investments of CIP, net	12,559	2,066
Purchases of investments by CIP	(259,071)	(250,865)
Sales of investments by CIP	209,644	377,388
Net proceeds (purchases) of short-term investments and securities sold short by CIP	(14)	16,716
Change in other assets and liabilities of CIP	1,145	(683)
Net cash provided by (used in) operating activities	(81,775)	150,151
Cash Flows from Investing Activities:
Capital expenditures and other asset purchases	(2,510)	(2,560)
Acquisition of businesses, net of cash acquired of $8,443	(19,773)	—
Change in cash and cash equivalents of CIP due to consolidation (deconsolidation), net	(292)	(48)
Net cash provided by (used in) investing activities	(22,575)	(2,608)
Cash Flows from Financing Activities:
Payment of long-term debt	(687)	(5,913)
Common stock dividends paid	(12,663)	(7,117)
Repurchase of common shares	(30,000)	(4,999)
Stock options exercised	—	66
Payment of contingent consideration	(33,036)	—
Taxes paid related to net share settlement of restricted stock units	(13,416)	(15,163)
Net contributions from (distributions to) noncontrolling interests	(3,734)	(19,004)
Financing activities of CIP:
Payments on borrowings by CIP	(52,241)	(35,543)
Net cash provided by (used in) financing activities	(145,777)	(87,673)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(56)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(250,183)	59,870
Cash, cash equivalents and restricted cash, beginning of period	586,145	339,849
Cash, cash equivalents and restricted cash, end of period	$335,962	$399,719

Non-Cash Investing Activities:
Contingent consideration	$1,200	$137,664
Non-Cash Financing Activities:
Increase (decrease) to noncontrolling interests due to consolidation (deconsolidation) of CIP, net	$(2,986)	$—
Common stock dividends payable	$11,259	$6,219

(in thousands)	March 31, 2022	December 31, 2021
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$225,217	$378,921
Cash of CIP	110,049	206,620
Cash pledged or on deposit of CIP	696	604
Cash, cash equivalents and restricted cash at end of period	$335,962	$586,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Permanent Equity										Temporary Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Virtus Investment Partners, Inc.	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
(in thousands, except per share data)	Shares	Par Value				Shares	Amount
Balances at December 31, 2020	7,583,466	$118	$1,298,002	$(135,259)	$29	4,207,403	$(451,749)	$711,141	$9,799	$720,940	$115,513
Net income (loss)	—	—	—	36,588	—	—	—	36,588	75	36,663	15,551
Foreign currency translation adjustments	—	—	—	—	6	—	—	6	—	6	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	(557)	(557)	(18,582)
Cash dividends declared ($0.82 per common share)	—	—	(6,696)	—	—	—	—	(6,696)	—	(6,696)	—
Repurchases of common shares	(19,912)	—	—	—	—	19,912	(4,999)	(4,999)	—	(4,999)	—
Issuance of common shares related to employee stock transactions	86,125	1	65	—	—	—	—	66	—	66	—
Taxes paid on stock-based compensation	—	—	(15,163)	—	—	—	—	(15,163)	—	(15,163)	—
Stock-based compensation	—	—	8,435	—	—	—	—	8,435	—	8,435	—
Balances at March 31, 2021	7,649,679	$119	$1,284,643	$(98,671)	$35	4,227,315	$(456,748)	$729,378	$9,317	$738,695	$112,482
Balances at December 31, 2021	7,506,151	$119	$1,276,424	$60,962	$20	4,400,596	$(509,248)	$828,277	$8,350	$836,627	$138,965
Net income (loss)	—	—	—	33,059	—	—	—	33,059	(57)	33,002	6,117
Foreign currency translation adjustments	—	—	—	—	(50)	—	—	(50)	—	(50)	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	(487)	(487)	(6,344)
Cash dividends declared ($1.50 per common share)	—	—	—	(12,238)	—	—	—	(12,238)	—	(12,238)	—
Repurchases of common shares	(125,452)	—	—	—	—	125,452	(30,000)	(30,000)	—	(30,000)	—
Issuance of common shares related to employee stock transactions	92,130	1	(1)	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(13,414)	—	—	—	—	(13,414)		(13,414)	—
Stock-based compensation	—	—	10,793	—	—	—	—	10,793	—	10,793	—
Balances at March 31, 2022	7,472,829	$120	$1,273,802	$81,783	$(30)	4,526,048	$(539,248)	$816,427	$7,806	$824,233	$138,738

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

The Company provides investment management and related services to individuals and institutions. The Company’s retail investment management services are provided to individuals through products consisting of: mutual funds registered pursuant to the Investment Company Act of 1940 ("U.S. retail funds"), as amended; Undertaking for Collective Investment in Transferable Securities ("UCITS") and Qualifying Investor Funds ("QIFs"), collectively "global funds" and collectively with mutual funds, exchange traded funds ("ETFs"), and variable insurance funds, the "open-end funds"; closed-end funds (collectively, with open-end funds, the "funds"); and retail separate accounts. Institutional investment management services are offered through separate accounts and pooled or commingled structures to a variety of institutional clients. The Company also provides subadvisory services to other investment advisers and serves as the collateral manager for structured products.

2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 Annual Report on Form 10-K") filed with the Securities and Exchange Commission (the "SEC"). The Company’s significant accounting policies, which have been consistently applied, are summarized in its 2021 Annual Report on Form 10-K.

3. Revenues
The Company's revenues are recognized when a performance obligation is satisfied, which occurs when control of the services is transferred to customers. Investment management fees, distribution and service fees, and administration and shareholder service fees are generally calculated as a percentage of average net assets of the investment portfolios managed. The net asset values from which these fees are calculated are variable in nature and subject to factors outside of the Company's control, such as additional investments, withdrawals and market performance. Because of this, these fees are considered constrained until the end of the contractual measurement period (monthly or quarterly), which is when asset values are generally determinable.

    Revenue Disaggregated by Source
The following table summarizes investment management fees by source:

	Three Months Ended March 31,
(in thousands)	2022	2021
Investment management fees
Open-end funds	$97,377	$89,120
Closed-end funds	16,940	12,940
Retail separate accounts	49,603	37,512
Institutional accounts	41,991	32,438
Structured products	906	1,259
Total investment management fees	$206,817	$173,269

4. Acquisitions
Stone Harbor Investment Partners
On January 1, 2022, the Company completed the acquisition of Stone Harbor Investment Partners, LLC ("Stone Harbor"), which was accounted for in accordance with ASC 805, Business Combinations ("ASC 805"). The initial transaction consideration of $29.4 million was allocated to the assets acquired and liabilities assumed, based upon their estimated fair values at the date of the acquisition, as well as goodwill of $8.8 million and definite-lived intangible assets of $10.8 million. The Company expects $19.6 million of the purchase price to be tax deductible over 15 years. The transaction consideration allocation is based upon preliminary information and is subject to change if additional information becomes available. The final fair value of the net assets acquired may result in adjustments to certain assets and liabilities, including goodwill. The revenues and operating income of Stone Harbor were not material to the Company's results of operations for the three months ended March 31, 2022.

Transaction consideration consisted of $28.2 million in cash paid at closing and $1.2 million in contingent consideration recorded at fair value, which represents future potential earn-out payments based on pre-established performance metrics related to revenue retention and revenue growth rates. Future contingent consideration will be paid, if earned, in 2023, 2026 and 2027. The contingent consideration has been accounted for as a liability within contingent consideration on the Company's Condensed Consolidated Balance Sheet.

The following table summarizes the identified acquired assets and liabilities assumed as of the Stone Harbor acquisition date:

January 1, 2022
(in thousands)
Assets:
Cash and cash equivalents	$8,443
Intangible assets	10,800
Goodwill	8,846
Other assets	55,129
Total Assets	83,218
Liabilities
Accounts payable and accrued liabilities	53,802
Total liabilities	53,802
Total Net Assets Acquired	$29,416

Identifiable Intangible Assets Acquired
The Company identified and recorded the following intangible assets as a result of the Stone Harbor acquisition:

	January 1, 2022
	Approximate Fair Value (in thousands)	Weighted Average of Useful Life (in years)
Definite-lived intangible assets:
Investment management agreements	$6,000	7.3
Trade names	1,000	6.0
Software	3,800	4.0
Total definite-lived intangible assets	$10,800
The fair value of investment management agreements was estimated using a discounted cash flow method, the fair value of the trade names was estimated using a royalty savings method, and the fair value of the software was estimated using a royalty savings method and replacement cost approach. The Stone Harbor fair value estimates were prepared with the assistance of an independent valuation firm.

Westchester Capital Management
On October 1, 2021, the Company completed the acquisition of Westchester Capital Management, LLC ("Westchester"), which was accounted for in accordance with ASC 805. The total transaction consideration of $169.3 million was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. Goodwill of $23.0 million and intangible assets of $144.4 million were recorded as a result of the acquisition. The Company expects $155.6 million of the purchase price to be tax deductible over 15 years. The revenues and operating income of Westchester were not material to the Company's results of operations for the three months ended March 31, 2022.

Transaction consideration consisted of $156.8 million in cash and contingent consideration accounted for as a liability on the Company's Condensed Consolidated Balance sheet, which represents future potential earn-out payments based on pre-established performance metrics related to revenue growth rates. Future contingent consideration payments will be made, if earned, in 2025 and 2026. As of March 31, 2022, the contingent consideration balance was $12.5 million.

AllianzGI Strategic Partnership
On February 1, 2021, the Company finalized a strategic partnership with Allianz Global Investors U.S. LLC ("AllianzGI"), pursuant to which the Company became the investment adviser, distributor and/or administrator of certain of AllianzGI's open-end, closed-end and retail separate account assets. This transaction was classified as an asset acquisition and the cost of the acquisition was allocated to the assets acquired on the basis of their relative fair values. Additionally, as part of the strategic partnership, AllianzGI’s Dallas-based Value Equity team joined the Company as a newly established affiliated manager, NFJ Investment Group ("NFJ"). The addition of NFJ was classified as a business combination under ASC 805 and assets acquired were recorded at fair value. Assets acquired primarily consisted of definite-lived intangible assets representing investment contracts as well as indefinite-lived assets consisting of goodwill related to NFJ. The revenues and operating income of NFJ were not material to the Company's results of operations for the three months ended March 31, 2022 or 2021.

Transaction consideration consists of variable cash payments based on a percentage of the investment management fees earned on certain open-end, closed-end and retail separate account assets from the transaction. Payments are to be made annually on the anniversary of the closing date of the transactions over seven years. Contingent payment obligations related to the NFJ acquisition, which were accounted for in accordance with ASC 805 are remeasured at fair value as of each reporting period-end, with the change in fair value recorded within the Condensed Consolidated Statement of Operations. An estimate of these future payments has been recorded as a liability and included as contingent consideration on the Company's Condensed Consolidated Balance Sheet. A payment of $33.0 million was made in the first quarter of 2022. The estimated value of future revenue participation payments at March 31, 2022 was $117.0 million.

5. Goodwill and Intangible Assets, Net
Activity in goodwill was as follows:

(in thousands)
Balance at December 31, 2021	$338,406
Acquisitions	9,017
Balance at March 31, 2022	$347,423

Below is a summary of intangible assets, net:

	Definite-Lived			Indefinite-Lived	Total
(in thousands)	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balances of December 31, 2021	$755,576	$(297,303)	$458,273	$42,298	$500,571
Additions	10,800	—	10,800	—	10,800
Intangible amortization	—	(14,662)	(14,662)	—	(14,662)
Balances of March 31, 2022	$766,376	$(311,965)	$454,411	$42,298	$496,709

Definite-lived intangible asset amortization for the remainder of fiscal year 2022 and succeeding fiscal years is estimated as follows:

Fiscal Year	Amount (in thousands)
Remainder of 2022	$43,842
2023	57,835
2024	52,194
2025	47,426
2026	46,446
2027 and thereafter	206,668
Total	$454,411

6. Investments
Investments consist primarily of investments in the Company's sponsored products. The Company's investments, excluding the assets of consolidated investment products ("CIP") discussed in Note 16, at March 31, 2022 and December 31, 2021 were as follows:

(in thousands)	March 31, 2022	December 31, 2021
Investment securities - fair value	$88,421	$80,335
Equity method investments (1)	13,495	13,038
Nonqualified retirement plan assets	12,701	13,321
Other investments	2,150	2,196
Total investments	$116,767	$108,890
(1)     The Company's equity method investments are valued on a three-month lag based upon the availability of financial information.

Investment Securities - fair value
Investment securities - fair value consist of investments in the Company's sponsored funds and separately managed accounts. The composition of the Company’s investment securities - fair value was as follows:

	March 31, 2022		December 31, 2021
(in thousands)	Cost	Fair Value	Cost	Fair Value
Investment Securities - fair value
Sponsored funds	$74,362	$75,722	$63,090	$66,326
Equity securities	10,676	12,699	10,659	14,009
Total investment securities - fair value	$85,038	$88,421	$73,749	$80,335

For the three months ended March 31, 2022 and March 31, 2021, the Company recognized realized gains of $0.1 million and $0.8 million, respectively, on the sale of its investment securities - fair value.

7. Fair Value Measurements
The Company’s assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of CIP discussed in Note 16, as of March 31, 2022 and December 31, 2021 by fair value hierarchy level were as follows:

March 31, 2022

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$167,311	$—	$—	$167,311
Investment securities - fair value
Sponsored funds	75,722	—	—	75,722
Equity securities	12,699	—	—	12,699
Nonqualified retirement plan assets	12,701	—	—	12,701
Total assets measured at fair value	$268,433	$—	$—	$268,433

Liabilities
Contingent consideration	$—	$—	$70,080	$70,080
Total liabilities measured at fair value	$—	$—	$70,080	$70,080

December 31, 2021

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$307,277	$—	$—	$307,277
Investment securities - fair value
Sponsored funds	66,326	—	—	66,326
Equity securities	14,009	—	—	14,009
Nonqualified retirement plan assets	13,321	—	—	13,321
Total assets measured at fair value	$400,933	$—	$—	$400,933

Liabilities
Contingent consideration	$—	$—	$88,400	$88,400
Total liabilities measured at fair value	$—	$—	$88,400	$88,400

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

Nonqualified retirement plan assets represent mutual funds within the Company's nonqualified retirement plan whose fair value is determined based on their published net asset value and are categorized as Level 1.

Contingent consideration represents liabilities associated with the Company's business combinations. See Note 4 for a discussion of the transactions. The estimated fair values are measured using a simulation model using unobservable market data inputs prepared with the assistance of an independent valuation firm. These liabilities are categorized as Level 3.

Cash, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments.

The following table presents a reconciliation of beginning and ending balances of recurring fair value measurements classified as Level 3:

	Three Months Ended March 31,
(in thousands)	2022	2021
Contingent consideration, beginning of period	$88,400	$—
Additions for acquisition	1,200	63,500
Reduction for payments made	(19,520)	—
Contingent consideration, end of period	$70,080	$63,500

8. Equity Transactions
Dividends Declared
On February 23, 2022, the Company declared a quarterly cash dividend of $1.50 per common share to be paid on May 13, 2022 to stockholders of record at the close of business on April 29, 2022.

Common Stock Repurchases
During the three months ended March 31, 2022, the Company repurchased 125,452 common shares, at a weighted average price of $239.10 per share, for a total cost, including fees and expenses, of $30.0 million, under its share repurchase program. As of March 31, 2022, 403,997 shares remained available for repurchase. Under the terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

9. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2022 and 2021 were as follows:

Foreign Currency Translation Adjustments (in thousands)
Balance at December 31, 2021	$20
Net current-period other comprehensive income (loss) (1)	(50)
Balance at March 31, 2022	$(30)

Foreign Currency Translation Adjustments (in thousands)
Balance at December 31, 2020	$29
Net current-period other comprehensive income (loss) (1)	6
Balance at March 31, 2021	$35
(1) Consists of foreign currency translation adjustments, net of tax of $73 and $— for the three months ended March 31, 2022 and 2021, respectively

10. Stock-Based Compensation
Pursuant to the Company's Omnibus Incentive and Equity Plan (the "Omnibus Plan"), officers, employees and directors may be granted equity-based awards, including restricted stock units ("RSUs"), performance stock units ("PSUs"), stock options and unrestricted shares of common stock. At March 31, 2022, 645,198 shares of common stock remain available for issuance of the 3,370,000 shares that are authorized for issuance under the Omnibus Plan.

Stock-based compensation expense is summarized as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Stock-based compensation expense	$9,547	$7,995

Restricted Stock Units
Each RSU entitles the holder to one share of common stock when the restriction expires. RSUs may be time-vested or performance-contingent (PSUs) that convert into RSUs after performance measurement is complete and generally vest in one to three years. Shares that are issued upon vesting are newly issued shares from the Omnibus Plan and are not issued from treasury stock.

RSU activity, inclusive of PSUs, for the three months ended March 31, 2022 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	430,730	$138.01
Granted	162,541	$194.78
Forfeited	(68)	$222.45
Settled	(153,989)	$117.39
Outstanding at March 31, 2022	439,214	$166.24

For the three months ended March 31, 2022 and 2021, a total of 61,859 and 57,885 RSUs, respectively, were withheld by the Company as a result of net share settlements to settle minimum employee tax withholding obligations. The Company paid $13.4 million and $15.2 million for the three months ended March 31, 2022 and 2021, respectively, in minimum employee tax withholding obligations related to RSUs withheld for the net share settlements. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

During the three months ended March 31, 2022, the Company granted 30,516 PSUs that contain performance-based metrics in addition to a service condition. Compensation expense for PSUs is generally recognized over a three-year service period based upon the value determined using a combination of (i) the intrinsic value method, for awards that contain a performance metric that represents a "performance condition" in accordance with ASC 718, and (ii) the Monte Carlo simulation valuation model for awards that contain a "market condition" performance metric under ASC 718. Compensation expense for PSU awards that contain a market condition is fixed at the date of grant and will not be adjusted in future periods based upon the achievement of the market condition. Compensation expense for PSU awards with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period.

As of March 31, 2022, unamortized stock-based compensation expense for unvested RSUs and PSUs was $41.1 million with a weighted-average remaining contractual life of 1.3 years.

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

The computation of basic and diluted EPS is as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021
Net Income (Loss)	$39,119	$52,214
Noncontrolling interests	(6,060)	(15,626)
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$33,059	$36,588
Shares (in thousands):
Basic: Weighted-average number of shares outstanding	7,546	7,633
Plus: Incremental shares from assumed conversion of dilutive instruments	293	419
Diluted: Weighted-average number of shares outstanding	7,839	8,052
Earnings (Loss) per Share—Basic	$4.38	$4.79
Earnings (Loss) per Share—Diluted	$4.22	$4.54

The following table details the securities that have been excluded from the above computation of weighted-average number of shares for diluted EPS, because the effect would be anti-dilutive.

	Three Months Ended March 31,
(in thousands)	2022	2021
Restricted stock units	21	10
Total anti-dilutive securities	21	10

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

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 30.0% and 22.5% for the three months ended March 31, 2022 and 2021, respectively. The comparatively higher estimated effective tax rate for the three months ended March 31, 2022 was primarily due to valuation allowances recorded in the current year for the tax effects of unrealized losses on certain Company investments.

13. Debt
Credit Agreement
The Company's credit agreement, as amended (the "Credit Agreement"), comprises (i) a $275.0 million seven-year term loan (the "Term Loan") expiring in September 2028, and (ii) a $175.0 million revolving credit facility with a five-year term expiring in September 2026. During the three months ended March 31, 2022, the Company repaid $0.7 million outstanding under its Term Loan. At March 31, 2022, $273.6 million was outstanding under the Term Loan, and the Company had no outstanding borrowings under its revolving credit facility. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented in the Condensed Consolidated Balance Sheet net of related debt issuance costs, which were $7.7 million as of March 31, 2022.

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

The Company records a liability when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC 450, Contingencies. The disclosures, accruals or estimates, if any, resulting from the foregoing analysis are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Based on information currently available, available insurance coverage, indemnities and established reserves, the Company believes that the outcomes of its legal and regulatory proceedings are not likely, either individually or in the aggregate, to have a material adverse effect on the Company's results of operations, cash flows or its consolidated financial condition. However, in the event of unexpected subsequent developments, and given the inherent unpredictability of these legal and regulatory matters, the Company can provide no assurance that its assessment of any claim, dispute, regulatory examination or investigation or other legal matter will reflect the ultimate outcome, and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's results of operations or cash flows in particular quarterly or annual periods.

15. Redeemable Noncontrolling Interests
Redeemable noncontrolling interests represent third-party investments in the Company's CIP and minority interests held in a consolidated affiliate. Minority interests held in the affiliate are subject to holder put rights and Company call rights at established multiples of earnings before interest, taxes, depreciation and amortization and, as such, are considered redeemable at other than fair value. The rights are exercisable at pre-established intervals (between four and seven years from their issuance) or upon certain conditions, such as retirement. The put and call rights are not legally detachable or separately exercisable and are deemed to be embedded in the related noncontrolling interests. The Company, in purchasing affiliate equity, has the option to settle in cash or shares of the Company's common stock and is entitled to the cash flow associated with any purchased equity. Minority interests in an affiliate are recorded at estimated redemption value within redeemable noncontrolling interests on the Company's Condensed Consolidated Balance Sheets, and any changes in the estimated redemption value are recorded on the Condensed Consolidated Statements of Operations within noncontrolling interests.

Redeemable noncontrolling interests for the three months ended March 31, 2022 included the following amounts:

(in thousands)	CIP	Affiliate Noncontrolling Interests	Total
Balances at December 31, 2021	$12,416	$126,549	$138,965
Net income (loss) attributable to noncontrolling interests	(749)	2,343	1,594
Changes in redemption value (1)	—	4,523	4,523
Total net income (loss) attributable to noncontrolling interests	(749)	6,866	6,117
Net subscriptions (redemptions) and other	(2,234)	(4,110)	(6,344)
Balances at March 31, 2022	$9,433	$129,305	$138,738
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

The Company evaluates any variable interest entities ("VIEs") in which the Company has a variable interest for consolidation. A VIE is an entity in which either (i) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support; or (ii) where as a group, the holders of the equity investment at risk do not possess (x) the power through voting or similar rights to direct the activities that most significantly impact the entity's economic performance, (y) the obligation to absorb expected losses or the right to receive expected residual returns of the entity, or (z) proportionate voting and economic interests and where substantially all of the entity's activities either involve or are conducted on behalf of an investor with disproportionately fewer voting rights. If an entity has any of these characteristics, it is considered a VIE and is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that has both the power to direct the activities that most significantly impact the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

In the normal course of its business, the Company sponsors various investment products, some of which are consolidated by the Company. CIP includes both VOEs, made up primarily of open-end funds in which the Company holds a controlling financial interest, and VIEs, which primarily consist of CLOs of which the Company is considered the primary beneficiary. The consolidation and deconsolidation of these investment products have no impact on net income (loss) attributable to Virtus Investment Partners, Inc. The Company's risk with respect to these investment products is limited to its beneficial interests in these products. The Company has no right to the benefits from, and does not bear the risks associated with, these investment products beyond the Company's investments in, and fees generated from, these products.

The following table presents the balances of CIP that, after intercompany eliminations, were reflected on the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021:

	As of
	March 31, 2022			December 31, 2021
	VOEs	VIEs		VOEs	VIEs
(in thousands)		CLOs	Other		CLOs	Other
Cash and cash equivalents	$812	$108,396	$1,537	$787	$205,192	$1,245
Investments	15,639	2,043,030	59,939	21,544	2,055,107	63,587
Other assets	91	28,334	832	64	43,327	819
Notes payable	—	(1,978,420)	—	—	(2,033,617)	—
Securities purchased payable and other liabilities	(500)	(120,336)	(510)	(558)	(184,214)	(296)
Noncontrolling interests	(2,186)	(7,806)	(7,247)	(4,935)	(8,350)	(7,481)
Net interests in CIP	$13,856	$73,198	$54,551	$16,902	$77,445	$57,874

Consolidated CLOs
The majority of the Company's CIP that are VIEs are CLOs. At March 31, 2022, the Company consolidated six CLOs. The financial information of certain CLOs is included on the Company's condensed consolidated financial statements on a one-month lag based upon the availability of their financial information. A majority-owned consolidated private fund, whose primary purpose is to invest in CLOs for which the Company serves as the collateral manager, is also included.

Investments of CLOs
The CLOs held investments of $2.0 billion at March 31, 2022 consisting of bank loan investments, which comprise the majority of the CLOs' portfolio asset collateral and are senior secured corporate loans across a variety of industries. These bank loan investments mature at various dates between 2022 and 2029 and pay interest at LIBOR plus a spread of up to 10.0%. The CLOs may elect to reinvest any prepayments received on bank loan investments up until the periods between October 2019 and October 2026, depending on the CLO. Generally, subsequent prepayments received after the reinvestment period must be used to pay down the note obligations. At March 31, 2022, the fair value of the senior bank loans was less than the unpaid principal balance by $52.4 million. At March 31, 2022, there were no material collateral assets in default.

Notes Payable of CLOs
The CLOs held notes payable with a total value, at par, of $2.2 billion at March 31, 2022, consisting of senior secured floating rate notes payable with a par value of $2.0 billion and subordinated notes with a par value of $233.7 million. These note obligations bear interest at variable rates based on LIBOR plus a pre-defined spread ranging from 0.8% to 8.9%. The principal amounts outstanding of these note obligations mature on dates ranging from October 2027 to October 2034.

The Company's beneficial interests and maximum exposure to loss related to these consolidated CLOs is limited to (i) ownership in the subordinated notes and (ii) accrued management fees. The secured notes of the consolidated CLOs have contractual recourse only to the related assets of the CLO and are classified as financial liabilities. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative prescribed by ASU 2014-13, Consolidation (Topic 810) ("ASU 2014-13") results in the net assets of the consolidated CLOs shown above to be equivalent to the beneficial interests retained by the Company at March 31, 2022, as shown in the table below:

(in thousands)
Subordinated notes	$71,253
Accrued investment management fees	1,945
Total Beneficial Interests	$73,198

The following table represents income and expenses of the consolidated CLOs included on the Company’s Condensed Consolidated Statements of Operations for the period indicated:

Three Months Ended March 31, 2022
(in thousands)
Income:
Realized and unrealized gain (loss), net	$(7,675)
Interest income	19,380
Total Income	11,705

Expenses:
Other operating expenses	585
Interest expense	12,088
Total Expense	12,673
Noncontrolling interests	57
Net Income (Loss) Attributable to CIP	$(911)

As summarized in the table below, the application of the measurement alternative as prescribed by ASU 2014-13 results in the consolidated net income summarized above to be equivalent to the Company’s own economic interests in the consolidated CLOs, which are eliminated upon consolidation:

Three Months Ended March 31, 2022
(in thousands)
Distributions received and unrealized gains (losses) on the subordinated notes held by the Company	$(3,042)
Investment management fees	2,131
Total Economic Interests	$(911)

Fair Value Measurements of CIP
The assets and liabilities of CIP measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 by fair value hierarchy level were as follows:

As of March 31, 2022

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$108,396	$—	$—	$108,396
Debt investments	122	2,053,468	40,950	2,094,540
Equity investments	18,061	4,644	1,363	24,068
Total assets measured at fair value	$126,579	$2,058,112	$42,313	$2,227,004
Liabilities
Notes payable	$—	$1,978,420	$—	$1,978,420
Short sales	459	—	—	459
Total liabilities measured at fair value	$459	$1,978,420	$—	$1,978,879

As of December 31, 2021

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$205,192	$—	$—	$205,192
Debt investments	273	2,107,736	2,695	2,110,704
Equity investments	26,111	2,961	462	29,534
Total assets measured at fair value	$231,576	$2,110,697	$3,157	$2,345,430
Liabilities
Notes payable	$—	$2,033,617	$—	$2,033,617
Short sales	515	—	—	515
Total liabilities measured at fair value	$515	$2,033,617	$—	$2,034,132

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

The securities purchase payable at March 31, 2022 and December 31, 2021 approximated fair value due to the short-term nature of the instruments.

The following table is a reconciliation of assets of CIP for Level 3 investments for which significant unobservable inputs were used to determine fair value:

	Three Months Ended March 31,
(in thousands)	2022	2021
Balance at beginning of period	$3,157	$54,182
Realized gains (losses), net	4	40
Change in unrealized gains (losses), net	(20)	1,836
Purchases	—	28
Amortization	0	61
Sales	(4)	(9,040)
Transfers to Level 2	(1,626)	(35,985)
Transfers from Level 2	40,802	16,444
Balance at end of period (1)	$42,313	$27,566

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

The Company has interests in certain other VIEs that the Company does not consolidate as it is not the primary beneficiary since its interest in these entities does not provide the Company with the power to direct the activities that most significantly impact the entities' economic performance. At March 31, 2022, the carrying value and maximum risk of loss related to the Company's interest in these VIEs was $31.3 million.

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

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2021 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, resulting from: (i) any reduction in our assets under management; (ii) general domestic and global economic, political, and pandemic conditions; (iii) inability to achieve the expected benefits of our strategic transactions; (iv) the effects of the on-going COVID-19 pandemic and associated global economic disruptions; (v) withdrawal, renegotiation or termination of investment advisory agreements; (vi) damage to our reputation; (vii) inability to satisfy financial covenants and payments related to our indebtedness; (viii) inability to attract and retain key personnel; (ix) challenges from the competition we face in our business; (x) adverse developments related to unaffiliated subadvisers; (xi) negative changes in key distribution relationships; (xii) interruptions in or failure to provide critical technological service by us or third parties; (xiii) loss on our investments; (xiv) lack of sufficient capital on satisfactory terms; (xv) adverse regulatory and legal developments; (xvi) failure to comply with investment guidelines or other contractual requirements; (xvii) adverse civil litigation and government investigations or proceedings; (xviii) unfavorable changes in tax laws or limitations; (xix) volatility associated with our common stock; (xx) inability to make quarterly common stock dividends; (xxi) certain corporate governance provisions in our charter and bylaws; (xxii) losses or costs not covered by insurance; (xxiii) impairment of goodwill or intangible assets; and other risks and uncertainties. Any occurrence of, or any material adverse change in, one or more risk factors or risks and uncertainties referred to above, in our 2021 Annual Report on Form 10-K, this Quarterly Report on Form 10-Q and our other periodic reports filed with the Securities and Exchange Commission (the "SEC") could materially and adversely affect our operations, financial results, cash flows, prospects and liquidity.

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

Overview
    Our Business
We provide investment management and related services to individuals and institutions. We use a multi-manager, multi-style approach, offering investment strategies from affiliated managers, each having its own distinct investment style, autonomous investment process and individual brand, as well as from select unaffiliated subadvisers. By offering a broad array of products, we believe we can appeal to a greater number of investors and have offerings across market cycles and through changes in investor preferences. Our earnings are primarily driven by asset-based fees charged for services relating to these various products, including investment management, fund administration, distribution, and shareholder services.

We offer investment strategies for individual and institutional investors in different investment products and through multiple distribution channels. Our investment strategies are available in a diverse range of styles and disciplines, managed by differentiated investment managers. We have offerings in various asset classes (equity, fixed income, multi-asset and alternative), geographies (domestic, global, international and emerging), market capitalizations (large, mid and small), styles (growth, core and value) and investment approaches (fundamental, quantitative and specialty). Our retail products include open-end funds, closed-end funds and retail separate accounts. Our institutional products are offered through separate accounts and pooled or commingled structures to a variety of institutional clients. We also provide subadvisory services to other investment advisers and serve as the collateral manager for structured products.

We distribute our open-end funds principally through financial intermediaries. We have broad distribution access in the US retail market, with distribution partners that include national and regional broker-dealers, independent broker-dealers and registered investment advisers, banks and insurance companies. In many of these firms, we have a number of products that are on preferred "recommended" lists and on fee-based advisory programs. Our sales efforts are supported by regional sales professionals, a national account relationship group, and separate teams for ETFs and the retirement and insurance channels. In addition, we leverage third-party distributors for global products sold in the US retail market as well as in certain international jurisdictions. Our retail separate accounts are distributed through financial intermediaries and directly to private clients by teams at an affiliated manager.

Our institutional services are marketed through relationships with consultants as well as directly to clients. We target key market segments, including foundations and endowments, corporate, public and private pension plans, and subadvisory relationships.

Financial Highlights
▪Net income per diluted share was $4.22 in the first quarter of 2022, a decrease of $0.32, or 7.0%, as compared to net income per diluted share of $4.54 in the first quarter of 2021.
▪Total sales were $9.4 billion in the first quarter of 2022, a decrease of $1.2 billion, or 11.1%, from $10.6 billion in the first quarter of 2021. Net flows were $(2.0) billion in the first quarter of 2022 compared to $2.5 billion in the first quarter of 2021.
▪Assets under management were $183.3 billion at March 31, 2022, an increase of $14.5 billion, or 8.6%, from March 31, 2021.

Stone Harbor Investment Partners
On January 1, 2022, the Company completed its acquisition of Stone Harbor Investment Partners LLC ("Stone Harbor"), a premier manager of emerging markets debt, multi-asset credit, global corporate, and other strategies with $14.7 billion of assets under management at December 31, 2021.

Westchester Capital Management
On October 1, 2021, the Company completed its acquisition of Westchester Capital Management ("Westchester"), a recognized leader in global event-driven strategies with $5.1 billion of assets under management.

AllianzGI Strategic Partnership
On February 1, 2021, the Company finalized a strategic partnership with Allianz Global Investors U.S. LLC ("AllianzGI"), pursuant to which NFJ Investment Group ("NFJ") was established as a new affiliated investment manager, and the Company became the investment adviser, distributor and/or administrator for $29.5 billion of AllianzGI's open-end, closed-end, institutional and retail separate account assets (the "AGI Relationship", together with Westchester and Stone Harbor, the "Transactions").

Assets Under Management
At March 31, 2022, total assets under management were $183.3 billion, representing an increase of $14.5 billion, or 8.6%, from March 31, 2021, and a decrease of $3.8 billion, or 2.1%, from December 31, 2021. The increase from March 31, 2021 included $19.8 billion from the addition of Stone Harbor and Westchester, partially offset by $1.8 billion of negative market performance and $1.0 billion of net outflows. The decrease from December 31, 2021 was due to $16.5 billion in negative market performance and $2.0 billion of net outflows, partially offset by $14.7 billion from Stone Harbor.

Other Fee Earning Assets
Other fee earning assets include assets for which we provide services for an asset-based fee but do not serve as the investment adviser. Other fee earning assets are not included in our assets under management. At December 31, 2021, we had $3.5 billion of other fee earning assets.

Operating Results
In the first quarter of 2022, total revenues increased 16.4% to $252.4 million from $216.9 million in the first quarter of 2021, primarily as a result of higher average assets under management as a result of the assets from the Transactions. Operating income increased $3.4 million to $65.6 million in the first quarter of 2022 compared to $62.1 million in the first quarter of 2021, primarily due to the same factors previously mentioned.

Assets Under Management by Product
The following table summarizes our assets under management by product:

	As of March 31,		Change
(in millions)	2022	2021	$	%
Open-End Funds (1)	$73,149	$73,185	$(36)	0.0%
Closed-End Funds	12,060	11,664	396	3.4%
Retail Separate Accounts	40,824	37,244	3,580	9.6%
Institutional Accounts (2)	57,309	46,787	10,522	22.5%
Total	$183,342	$168,880	$14,462	8.6%
Average Assets Under Management (3)	$190,106	$154,344	$35,762	23.2%
(1)Represents assets under management of U.S. retail funds, global funds, ETFs and variable insurance funds.
(2)Represents assets under management of institutional separate and commingled accounts including structured products.
(3)Averages are calculated as follows:
–Funds - average daily or weekly balances
–Retail Separate Accounts - prior-quarter ending balance
–Institutional Accounts - average of month-end balances

Asset Flows by Product
The following table summarizes asset flows by product:

	Three Months Ended March 31,
(in millions)	2022	2021
Open-End Funds (1)
Beginning balance	$78,706	$51,608
Inflows	4,956	6,028
Outflows	(8,378)	(5,335)
Net flows	(3,422)	693
Market performance	(6,907)	1,228
Other (2)	4,772	19,656
Ending balance	$73,149	$73,185
Closed-End Funds
Beginning balance	$12,068	$5,914
Inflows	8	—
Outflows	—	—
Net flows	8	—
Market performance	(196)	105
Other (2)	180	5,645
Ending balance	$12,060	$11,664
Retail Separate Accounts
Beginning balance	$44,538	$29,751
Inflows	2,022	2,699
Outflows	(1,394)	(896)
Net flows	628	1,803
Market performance	(4,342)	2,141
Other (2)	—	3,549
Ending balance	$40,824	$37,244
Institutional Accounts (3)
Beginning balance	$51,874	$44,921
Inflows	2,449	1,884
Outflows	(1,623)	(1,868)
Net flows	826	16
Market performance	(5,012)	1,216
Other (2)	9,621	634
Ending balance	$57,309	$46,787
Total
Beginning balance	$187,186	$132,194
Inflows	9,435	10,611
Outflows	(11,395)	(8,099)
Net flows	(1,960)	2,512
Market performance	(16,457)	4,690
Other (2)	14,573	29,484
Ending balance	$183,342	$168,880
(1)Represents assets under management of U.S. retail funds, global funds, ETFs and variable insurance funds.
(2)Represents open-end and closed-end fund distributions net of reinvestments, the net change in assets from cash management strategies, and the impact of non-sales related activities such as asset acquisitions/(dispositions), seed capital investments/(withdrawals), current income or capital returned by structured products and the use of leverage.
(3)Represents assets under management of institutional separate and commingled accounts including structured products.

Assets Under Management by Asset Class
The following table summarizes assets under management by asset class:

	As of March 31,		Change		% of Total
(in millions)	2022	2021	$	%	2022	2021
Asset Class
Equity	$102,989	$106,183	$(3,194)	(3.0)%	56.2%	62.9%
Fixed income	45,418	35,069	10,349	29.5%	24.8%	20.8%
Multi-asset (1)	23,415	22,498	917	4.1%	12.8%	13.3%
Alternatives (2)	11,520	5,130	6,390	124.6%	6.2%	3.0%
Total	$183,342	$168,880	$14,462	8.6%	100.0%	100.0%

(1) Includes strategies with substantial holdings in at least two of the following asset classes: equity, fixed income, and alternatives.
(2) Consists of event-driven, real estate securities, infrastructure, long/short and other strategies.

Average Assets Under Management and Average Fees Earned
The following table summarizes the average management fees earned in basis points and average assets under management:

	Three Months Ended March 31,
	Average Fee Earned (expressed in basis points)		Average Assets Under Management (in millions) (3)
	2022	2021	2022	2021
Products
Open-End Funds (1)	46.5	47.5	$75,537	$67,137
Closed-End Funds	58.4	56.2	11,762	9,340
Retail Separate Accounts	43.6	45.7	44,538	32,118
Institutional Accounts (2)	31.5	32.1	58,269	45,749
All Products	41.9	43.1	$190,106	$154,344

(1)Represents assets under management of U.S. retail funds, global funds, ETFs and variable insurance funds.
(2)Represents assets under management of institutional separate and commingled accounts including structured products.
(3)Averages are calculated as follows:
–Funds - average daily or weekly balances
–Retail Separate Accounts - prior-quarter ending balance
–Institutional Accounts - average of month-end balances

Average fees earned represent investment management fees, net of revenue-related adjustments, divided by average net assets, excluding the impact of consolidation of investment products ("CIP"). Revenue-related adjustments are based on specific agreements and reflect the portion of investment management fees passed-through to third-party client intermediaries for services to investors in sponsored investment products. Fund fees are calculated based on average daily or weekly net assets. Retail separate account fees are calculated based on the end of the preceding or current quarter’s asset values or on an average of month-end balances. Institutional account fees are calculated based on an average of month-end balances, an average of current quarter’s asset values or on a combination of the underlying cash flows and the principal value of the product. Average fees earned will vary based on several factors, including the asset mix and expense reimbursements to the funds.

The average fee rate earned on all products for the three months ended March 31, 2022 decreased by 1.2 basis points compared to the same period in the prior year primarily due to lower fee rates earned on the assets under management acquired from the AGI Relationship and Stone Harbor.

Results of Operations
Summary Financial Data

	Three Months Ended March 31,
(in thousands)	2022	2021	2022 vs. 2021	%
Investment management fees	$206,817	$173,269	$33,548	19.4%
Other revenue	45,623	43,628	1,995	4.6%
Total revenues	252,440	216,897	35,543	16.4%
Total operating expenses	186,888	154,755	32,133	20.8%
Operating income (loss)	65,552	62,142	3,410	5.5%
Other income (expense), net	(16,039)	(2,025)	(14,014)	692.0%
Interest income (expense), net	6,341	7,250	(909)	(12.5)%
Income (loss) before income taxes	55,854	67,367	(11,513)	(17.1)%
Income tax expense (benefit)	16,735	15,153	1,582	10.4%
Net income (loss)	39,119	52,214	(13,095)	(25.1)%
Noncontrolling interests	(6,060)	(15,626)	9,566	(61.2)%
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$33,059	$36,588	$(3,529)	(9.6)%
Earnings (loss) per share-diluted	$4.22	$4.54	$(0.32)	(7.0)%

Revenues
Revenues by source were as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021	2022 vs. 2021	%
Investment management fees
Open-end funds	$97,377	$89,120	$8,257	9.3%
Closed-end funds	16,940	12,940	4,000	30.9%
Retail separate accounts	49,603	37,512	12,091	32.2%
Institutional accounts	41,991	32,438	9,553	29.5%
Structured products	906	1,259	(353)	(28.0)%
Total investment management fees	206,817	173,269	33,548	19.4%
Distribution and service fees	20,007	20,348	(341)	(1.7)%
Administration and shareholder service fees	24,344	22,560	1,784	7.9%
Other income and fees	1,272	720	552	76.7%
Total revenues	$252,440	$216,897	$35,543	16.4%

Investment Management Fees
Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payments. Investment management fees increased by $33.5 million, or 19.4%, for the three months ended March 31, 2022, compared to the same period in the prior year. The increase in investment management fees was due to an increase in average assets under management of $35.8 billion, or 23.2% as a result of the Transactions.

Distribution and Service Fees
Distribution and service fees are sales- and asset-based fees earned from open-end funds for marketing and distribution services. Distribution and service fees decreased by $0.3 million, or 1.7%, for the three months ended March 31, 2022, compared to the same period in the prior year, due primarily to lower sales for open-end funds in share classes that have distribution and service fees primarily as a result of market performance and net outflows.

Administration and Shareholder Service Fees
Administration and shareholder service fees represent fees earned for fund administration and shareholder services from our open-end mutual funds, ETFs, and certain of our closed-end funds. Fund administration and shareholder service fees increased by $1.8 million, or 7.9%, for the three months ended March 31, 2022, compared to the same period in the prior year primarily due to the increase in average assets under management for our open-end and closed-end funds during the period, predominantly as a result of the Transactions.

Other Income and Fees
Other income and fees primarily represent fees related to other fee-earning assets and contingent sales charges earned from investor redemptions of certain shares sold without a front-end sales charge. Other income and fees increased by $0.6 million, or 76.7%, for the three months ended March 31, 2022, compared to the same period in the prior year primarily due to a full quarter of fees associated with other fee-earning assets as a result of the AGI Relationship.

Operating Expenses
Operating expenses by category were as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021	2022 vs. 2021	%
Operating expenses
Employment expenses	$105,993	$91,759	$14,234	15.5%
Distribution and other asset-based expenses	32,846	32,294	552	1.7%
Other operating expenses	31,712	19,580	12,132	62.0%
Other operating expenses of CIP	740	559	181	32.4%
Depreciation expense	935	1,098	(163)	(14.8)%
Amortization expense	14,662	9,465	5,197	54.9%
Total operating expenses	$186,888	$154,755	$32,133	20.8%

Employment Expenses
Employment expenses consist of fixed and variable compensation and related employee benefit costs. Employment expenses for the three months ended March 31, 2022 were $106.0 million, which represented an increase of $14.2 million, or 15.5%, compared to the same period in the prior year. The increase was primarily due to the addition of Stone Harbor and Westchester.

Distribution and Other Asset-Based Expenses
Distribution and other asset-based expenses consist primarily of payments to third-party client intermediaries for providing services to investors in sponsored investment products. These payments are primarily based on assets under management or on a percentage of sales. Distribution and other asset-based expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized on a straight-line basis over the period commissions are recovered from distribution fee revenues and contingent sales charges received upon redemption of shares. Distribution and other asset-based expenses increased $0.6 million or 1.7%, as compared to the same period in the prior year primarily due to an increase in assets under management as a result of the Transactions partially offset by a lower percentage of sales and assets under management in share classes that have distribution and other asset-based expenses.

Other Operating Expenses
Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and distribution related costs, rent and occupancy expenses, and other business costs. Other operating expenses for the three months ended March 31, 2022 increased by $12.1 million, or 62.0%, as compared to the same period in the prior year primarily due to discrete business initiative professional fees and the Transactions.

Other Operating Expenses of CIP
Other operating expenses of CIP remained consistent during the three months ended March 31, 2022, compared to the same period in the prior year.

Depreciation Expense
Depreciation expense consists primarily of the straight-line depreciation of furniture, equipment and leasehold improvements. Depreciation expense remained consistent during the three months ended March 31, 2022, compared to the same period in the prior year.

Amortization Expense
Amortization expense consists of the amortization of definite-lived intangible assets over their estimated useful lives. Amortization expense increased $5.2 million, or 54.9%, for the three months ended March 31, 2022, compared to the same period in the prior year, due to the additional amortization associated with the Transactions.

Other Income (Expense)
Other Income (Expense), net by category were as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021	2022 vs. 2021	%
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	$(2,982)	$891	$(3,873)	(434.7)%
Realized and unrealized gain (loss) of CIP, net	(13,344)	(4,687)	(8,657)	184.7%
Other income (expense), net	287	1,771	(1,484)	(83.8)%
Total Other Income (Expense), net	$(16,039)	$(2,025)	$(14,014)	692.0%

Realized and unrealized gain (loss) on investments, net
Realized and unrealized gain (loss) on investments, net changed during the three months ended March 31, 2022 by $(3.9) million, as compared to the same period in the prior year. The realized and unrealized gains and losses during the three months ended March 31, 2022 reflected changes in overall market conditions experienced during the periods.

Realized and unrealized gain (loss) of CIP, net
Realized and unrealized gain (loss) of CIP, net changed $(8.7) million, during the three months ended March 31, 2022, compared to the same period in the prior year. The change for the three months ended March 31, 2022 consisted primarily of an increase in unrealized losses of $54.4 million, due to changes in market values of leveraged loans, partially offset by changes in unrealized gains of $45.7 million related to the value of the notes payable.

Other income (expense), net
Other income (expense), net changed $(1.5) million during the three months ended March 31, 2022, compared to the same period in the prior year. The change during the three-month period was primarily due to decreased earnings from equity method investments during the current year period.

Interest Income (Expense)
Interest Income (Expense), net by category were as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021	2022 vs. 2021	%
Interest Income (Expense)
Interest expense	$(2,279)	$(2,314)	$35	(1.5)%
Interest and dividend income	328	136	192	141.2%
Interest and dividend income of investments of CIP	20,380	23,876	(3,496)	(14.6)%
Interest expense of CIP	(12,088)	(14,448)	2,360	(16.3)%
Total Interest Income (Expense), net	$6,341	$7,250	$(909)	(12.5)%

Interest Expense
Interest expense remained consistent during the three months ended March 31, 2022, compared to the same period in the prior year.

Interest and Dividend Income
Interest and dividend income remained consistent during the three months ended March 31, 2022, compared to the same period in the prior year.

Interest and Dividend Income of Investments of CIP
Interest and dividend income of investments of CIP decreased $3.5 million, or 14.6%, for the three months ended March 31, 2022, compared to the same period in the prior year. The decrease was primarily due to a decrease in interest earned from our consolidated CLOs.

Interest Expense of CIP
Interest expense of CIP represents interest expense on the notes payable of CIP. Interest expense of CIP decreased $2.4 million, or 16.3%, for the three months ended March 31, 2022, compared to the same period in the prior year. The decrease during the three months ended March 31, 2022 was primarily due to lower average debt balances of CIP during the current year period.

Income Tax Expense (Benefit)
The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 30.0% and 22.5% for the three months ended March 31, 2022 and 2021, respectively. The comparatively higher estimated effective tax rate for the three months ended March 31, 2022 was primarily due to valuation allowances recorded in the current year for the tax effects of unrealized losses on certain Company investments.

Liquidity and Capital Resources
Certain Financial Data
The following table summarizes certain financial data relating to our liquidity and capital resources:

	March 31, 2022	December 31, 2021	Change
(in thousands)			2022 vs. 2021	%
Balance Sheet Data
Cash and cash equivalents	$225,217	$378,921	$(153,704)	(40.6)%
Investments	116,767	108,890	7,877	7.2%
Contingent consideration	130,728	162,564	(31,836)	(19.6)%
Debt	265,954	266,346	(392)	(0.1)%
Redeemable noncontrolling interests	138,738	138,965	(227)	(0.2)%
Total equity	824,233	836,627	(12,394)	(1.5)%

	Three Months Ended March 31,		Change
(in thousands)	2022	2021	2022 vs. 2021	%
Cash Flow Data
Provided by (Used in):
Operating activities	$(81,775)	$150,151	$(231,926)	(154.5)%
Investing activities	(22,575)	(2,608)	(19,967)	765.6%
Financing activities	(145,777)	(87,673)	(58,104)	66.3%

Overview
At March 31, 2022, we had $225.2 million of cash and cash equivalents and $116.8 million of investments, which included $88.4 million of investment securities, compared to $378.9 million of cash and cash equivalents and $108.9 million of investments, which included $80.3 million of investment securities, at December 31, 2021.

Uses of Capital
Our main uses of capital related to operating activities comprise employee compensation and related benefit costs, which include annual incentive compensation, other operating expenses, which primarily consist of investment research, technology costs, professional fees, distribution and occupancy costs; interest on our indebtedness; and income taxes. Annual incentive compensation, which is one of the largest annual operating cash expenditures, is typically paid in the first quarter of the year. In the first quarters of 2022 and 2021, we paid $151.6 million and $96.9 million, respectively, in incentive compensation earned during the years ended December 31, 2021 and 2020, respectively.

In addition to operating activities, other uses of cash could include: (i) investments in organic growth, including seeding or launching new products and expanding distribution; (ii) debt principal payments through scheduled amortization, excess cash flow payment requirements or additional paydowns; (iii) dividend payments to common stockholders; (iv) repurchases of our common stock, or withholding obligations for the net settlement of employee share transactions; (v) investments in our infrastructure; (vi) investments in inorganic growth opportunities that may require upfront and/or future payments; (vii) integration costs, including restructuring and severance, related to acquisitions, if any; and (viii) purchases of affiliate noncontrolling interests.

Capital and Reserve Requirements
We operate an SEC registered broker-dealer subsidiary that is subject to certain rules regarding minimum net capital. The broker-dealer is required to maintain a ratio of "aggregate indebtedness" to "net capital," as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us, including additional reporting requirements, a lower required ratio of aggregate indebtedness to net capital, or interruption of our business. At March 31, 2022, the ratio of aggregate indebtedness to net capital of our broker-dealer was below the maximum allowed, and net capital was significantly greater than the required minimum.

Balance Sheet
Cash and cash equivalents consist of cash in banks and money market fund investments. Investments consist primarily of investments in our sponsored funds. CIP represent investment products for which we provide investment management services and where we either have a controlling financial interest or are considered the primary beneficiary of an investment product that is considered a variable interest entity.

Operating Cash Flow
Net cash used in operating activities of $81.8 million for the three months ended March 31, 2022 changed by $231.9 million from net cash provided by operating activities of $150.2 million for the same period in the prior year primarily due to a $192.7 million reduction in sales of investments by CIP and increased compensation and benefit payments during the current-year period compared to the prior-year period.

Investing Cash Flow
Cash flows from investing activities consist primarily of capital expenditures and other investing activities related to our business operations. Net cash used in investing activities was $22.6 million for the three months ended March 31, 2022 compared to net cash used in investing activities of $2.6 million in the same period for the prior year. The primary investing activity during the three months ended March 31, 2022 related to cash paid for Stone Harbor. The primary investing activities for the three months ended March 31, 2021 were $2.6 million of capital expenditures and other asset purchases.

Financing Cash Flow
Cash flows from financing activities consist primarily of transactions related to our common shares, issuance and repayment of debt by us and our CIP, payments of contingent consideration and changes to noncontrolling interests. Net cash used in financing activities increased by $58.1 million to $145.8 million for the three months ended March 31, 2022 from $87.7 million for the three months ended March 31, 2021. The net change was primarily due to contingent consideration payments of $33.0 million during the current-year period not in the prior-year period, along with an increase of $16.7 million in net borrowings of CIP during the three months ended March 31, 2022 compared to the prior year period.

Credit Agreement
The Company's credit agreement, as amended (the "Credit Agreement"), comprises (i) a $275.0 million term loan with a seven-year term (the "Term Loan") expiring in September 2028, and (ii) a $175.0 million revolving credit facility with a five-year term expiring in September 2026. During the three months ended March 31, 2022, the Company repaid $0.7 million outstanding under its Term Loan. At March 31, 2022, $273.6 million was outstanding under the Term Loan, and the Company had no outstanding borrowings under its revolving credit facility. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented in the Condensed Consolidated Balance Sheet net of related debt issuance costs, which were $7.7 million as of March 31, 2022.

Critical Accounting Policies and Estimates
Our financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our 2021 Annual Report on Form 10-K. There were no material changes in our critical accounting policies and estimates in the three months ended March 31, 2022.

Recently Issued Accounting Pronouncements
For a discussion of accounting standards, see Note 2 in our condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company is primarily exposed to market risk associated with unfavorable movements in interest rates and securities prices. During the three months ended March 31, 2022, there were no material changes to the information contained in Part II, Item 7A of the Company's 2020 Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q.

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

Item 1A.    Risk Factors
There have been no material changes to the Company’s risk factors from those previously reported in our 2021 Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
An aggregate of 4,930,045 shares of our common stock had been authorized to be repurchased under the share repurchase program originally approved by our Board of Directors in 2010, and as of March 31, 2022, 403,997 shares remained available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

The following table sets forth information regarding our share repurchases in each month during the quarter ended March 31, 2022:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
January 1-31, 2022	—	$—	—	529,449
February 1-28, 2022	52,895	$255.08	52,895	476,554
March 1-31, 2022	72,557	$227.46	72,557	403,997
Total	125,452		125,452
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

Item 6.        Exhibits

Exhibit Number	Description

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2022 and 2021, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2022 and 2021 and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2022

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)