Form 10-Q
period 2022-06-30
VIRTUS INVESTMENT PARTNERS, INC.
filed 2022-08-09
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock was 7,275,337 as of July 29, 2022.

VIRTUS INVESTMENT PARTNERS, INC.

"We," "us," "our," the "Company," and "Virtus" as used in this Quarterly Report on Form 10-Q refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
Virtus Investment Partners, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share data)	June 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$250,530	$378,921
Investments	102,840	108,890
Accounts receivable, net	108,248	123,873
Assets of consolidated investment products ("CIP")
Cash and cash equivalents of CIP	107,674	206,620
Cash pledged or on deposit of CIP	627	604
Investments of CIP	1,990,159	2,140,238
Other assets of CIP	17,041	44,210
Furniture, equipment and leasehold improvements, net	19,016	12,542
Intangible assets, net	482,085	500,571
Goodwill	347,423	338,406
Deferred taxes, net	21,721	19,204
Other assets	96,551	60,102
Total assets	$3,543,915	$3,934,181
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$105,106	$187,449
Accounts payable and accrued liabilities	40,800	48,496
Dividends payable	13,861	14,824
Contingent consideration (Note 4)	133,628	162,564
Debt	255,832	266,346
Other liabilities	93,502	60,225
Liabilities of CIP
Notes payable of CIP	1,904,444	2,033,617
Securities purchased payable and other liabilities of CIP	65,890	185,068
Total liabilities	2,613,063	2,958,589
Commitments and Contingencies (Note 14)
Redeemable noncontrolling interests	139,147	138,965
Equity:
Equity attributable to Virtus Investment Partners, Inc.:
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 12,023,288 shares issued and 7,275,337 shares outstanding at June 30, 2022; and 11,906,747 shares issued and 7,506,151 shares outstanding at December 31, 2021	120	119
Additional paid-in capital	1,275,907	1,276,424
Retained earnings (accumulated deficit)	88,196	60,962
Accumulated other comprehensive income (loss)	(267)	20
Treasury stock, at cost, 4,747,951 and 4,400,596 shares at June 30, 2022 and December 31, 2021, respectively	(579,248)	(509,248)
Total equity attributable to Virtus Investment Partners, Inc.	784,708	828,277
Noncontrolling interests	6,997	8,350
Total equity	791,705	836,627
Total liabilities and equity	$3,543,915	$3,934,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Revenues
Investment management fees	$185,024	$193,510	$391,841	$366,779
Distribution and service fees	17,159	23,450	37,166	43,798
Administration and shareholder service fees	21,982	25,877	46,326	48,437
Other income and fees	1,142	1,174	2,414	1,894
Total revenues	225,307	244,011	477,747	460,908
Operating Expenses
Employment expenses	89,360	87,630	195,353	179,389
Distribution and other asset-based expenses	28,583	36,021	61,429	68,315
Other operating expenses	31,559	21,946	63,271	41,526
Operating expenses of consolidated investment products ("CIP")	649	659	1,389	1,218
Change in fair value of contingent consideration	2,900	—	2,900	—
Depreciation expense	962	981	1,897	2,079
Amortization expense	14,624	10,363	29,286	19,828
Total operating expenses	168,637	157,600	355,525	312,355
Operating Income (Loss)	56,670	86,411	122,222	148,553
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	(10,543)	2,494	(13,525)	3,385
Realized and unrealized gain (loss) of CIP, net	(21,659)	2,747	(35,003)	(1,940)
Other income (expense), net	571	826	858	2,597
Total other income (expense), net	(31,631)	6,067	(47,670)	4,042
Interest Income (Expense)
Interest expense	(2,825)	(2,256)	(5,104)	(4,570)
Interest and dividend income	529	166	857	302
Interest and dividend income of investments of CIP	22,412	22,562	42,792	46,438
Interest expense of CIP	(14,416)	(14,452)	(26,504)	(28,900)
Total interest income (expense), net	5,700	6,020	12,041	13,270
Income (Loss) Before Income Taxes	30,739	98,498	86,593	165,865
Income tax expense (benefit)	16,480	22,401	33,215	37,554
Net Income (Loss)	14,259	76,097	53,378	128,311
Noncontrolling interests	3,143	(13,130)	(2,917)	(28,756)
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$17,402	$62,967	$50,461	$99,555
Earnings (Loss) per Share—Basic	$2.34	$8.18	$6.73	$12.97
Earnings (Loss) per Share—Diluted	$2.29	$7.86	$6.54	$12.39
Weighted Average Shares Outstanding—Basic	7,449	7,698	7,496	7,674
Weighted Average Shares Outstanding—Diluted	7,607	8,007	7,721	8,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net Income (Loss)	$14,259	$76,097	$53,378	$128,311
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $176 and $(2) for the three months ended June 30, 2022 and 2021, respectively, and $249 and $(2) for the six months ended June 30, 2022 and 2021, respectively.	(237)	0	(287)	6
Other comprehensive income (loss)	(237)	0	(287)	6
Comprehensive income (loss)	14,022	76,097	53,091	128,317
Comprehensive (income) loss attributable to noncontrolling interests	3,143	(13,130)	(2,917)	(28,756)
Comprehensive Income (Loss) Attributable to Virtus Investment Partners, Inc.	$17,165	$62,967	$50,174	$99,561
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$53,378	$128,311
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense, intangible asset and other amortization	32,223	23,196
Stock-based compensation	14,119	15,844
Amortization of deferred commissions	2,700	1,462
Payments of deferred commissions	(1,962)	(3,241)
Equity in earnings of equity method investments	(977)	(2,561)
Realized and unrealized (gains) losses on investments, net	13,562	(3,381)
Distributions from equity method investments	2,102	1,908
Sales (purchases) of investments, net	(9,952)	(3,395)
Change in fair value of contingent consideration	2,900	—
Deferred taxes, net	(2,271)	(1,518)
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	31,069	(43,203)
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	(110,581)	(12,651)
Operating activities of consolidated investment products ("CIP"):
Realized and unrealized (gains) losses on investments of CIP, net	33,715	(1,961)
Purchases of investments by CIP	(441,042)	(664,837)
Sales of investments by CIP	417,706	790,575
Net proceeds (purchases) of short-term investments and securities sold short by CIP	(45)	15,103
Change in other assets and liabilities of CIP	967	(471)
Net cash provided by (used in) operating activities	37,611	239,180
Cash Flows from Investing Activities:
Capital expenditures and other asset purchases	(4,361)	(4,336)
Acquisition of businesses, net of cash acquired of $8,443	(19,773)	—
Change in cash and cash equivalents of CIP due to consolidation (deconsolidation), net	(308)	(1,191)
Net cash provided by (used in) investing activities	(24,442)	(5,527)

Cash Flows from Financing Activities:
Payment of long-term debt	(11,375)	(11,826)
Common stock dividends paid	(24,190)	(13,748)
Repurchase of common shares	(70,000)	(12,499)
Payment of contingent consideration	(33,036)	—
Taxes paid related to net share settlement of restricted stock units	(15,284)	(19,214)
Net contributions from (distributions to) noncontrolling interests	(3,598)	(6,636)
Financing activities of CIP:
Payments on borrowings by CIP	(82,694)	(103,722)
Net cash provided by (used in) financing activities	(240,177)	(167,645)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(306)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(227,314)	66,008
Cash, cash equivalents and restricted cash, beginning of period	586,145	339,849
Cash, cash equivalents and restricted cash, end of period	$358,831	$405,857

Non-Cash Investing Activities:
Contingent consideration	$1,200	$137,664
Non-Cash Financing Activities:
Increase (decrease) to noncontrolling interests due to consolidation (deconsolidation) of CIP, net	$(338)	$(8,001)
Common stock dividends payable	$11,229	$6,277

(in thousands)	June 30, 2022	December 31, 2021
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$250,530	$378,921
Cash of CIP	107,674	206,620
Cash pledged or on deposit of CIP	627	604
Cash, cash equivalents and restricted cash at end of period	$358,831	$586,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Permanent Equity										Temporary Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Virtus Investment Partners, Inc.	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
(in thousands, except per share data)	Shares	Par Value				Shares	Amount
Balances at March 31, 2021	7,649,679	$119	$1,284,643	$(98,671)	$35	4,227,315	$(456,748)	$729,378	$9,317	$738,695	$112,482
Net income (loss)	—	—	—	62,967	—	—	—	62,967	270	63,237	12,860
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	(619)	(619)	6,183
Cash dividends declared ($0.82 per common share)	—	—	(6,604)	—	—	—	—	(6,604)	—	(6,604)	—
Repurchases of common shares	(26,921)	—	—	—	—	26,921	(7,500)	(7,500)	—	(7,500)	—
Issuance of common shares related to employee stock transactions	28,848	—	—	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(4,117)	—	—	—	—	(4,117)	—	(4,117)	—
Stock-based compensation	—	—	6,745	—	—	—	—	6,745	—	6,745	—
Balances at June 30, 2021	7,651,606	$119	$1,280,667	$(35,704)	$35	4,254,236	$(464,248)	$780,869	$8,968	$789,837	$131,525
Balances at March 31, 2022	7,472,829	$120	$1,273,802	$81,783	$(30)	4,526,048	$(539,248)	$816,427	$7,806	$824,233	$138,738
Net income (loss)	—	—	—	17,402	—	—	—	17,402	(278)	17,124	(2,865)
Foreign currency translation adjustments	—	—	—	—	(237)	—	—	(237)	—	(237)	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	(531)	(531)	3,274
Cash dividends declared ($1.50 per common share)	—	—	—	(10,989)	—	—	—	(10,989)	—	(10,989)	—
Repurchases of common shares	(221,903)	—	—	—	—	221,903	(40,000)	(40,000)	—	(40,000)	—
Issuance of common shares related to employee stock transactions	24,411	—	—	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(1,870)	—	—	—	—	(1,870)		(1,870)	—
Stock-based compensation	—	—	3,975	—	—	—	—	3,975	—	3,975	—
Balances at June 30, 2022	7,275,337	$120	$1,275,907	$88,196	$(267)	4,747,951	$(579,248)	$784,708	$6,997	$791,705	$139,147

	Permanent Equity										Temporary Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Virtus Investment Partners, Inc.	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
(in thousands, except per share data)	Shares	Par Value				Shares	Amount
Balances at December 31, 2020	7,583,466	$118	$1,298,002	$(135,259)	$29	4,207,403	$(451,749)	$711,141	$9,799	$720,940	$115,513
Net income (loss)	—	—	—	99,555	—	—	—	99,555	345	99,900	28,411
Foreign currency translation adjustments	—	—	—	—	6	—	—	6	—	6	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	(1,176)	(1,176)	(12,399)
Cash dividends declared ($1.64 per common share)	—	—	(13,300)	—	—	—	—	(13,300)	—	(13,300)	—
Repurchases of common shares	(46,833)	—	—	—	—	46,833	(12,499)	(12,499)	—	(12,499)	—
Issuance of common shares related to employee stock transactions	114,973	1	65	—	—	—	—	66	—	66	—
Taxes paid on stock-based compensation	—	—	(19,280)	—	—	—	—	(19,280)	—	(19,280)	—
Stock-based compensation	—	—	15,180	—	—	—	—	15,180	—	15,180	—
Balances at June 30, 2021	7,651,606	$119	$1,280,667	$(35,704)	$35	4,254,236	$(464,248)	$780,869	$8,968	$789,837	$131,525
Balances at December 31, 2021	7,506,151	$119	$1,276,424	$60,962	$20	4,400,596	$(509,248)	$828,277	$8,350	$836,627	$138,965
Net income (loss)	—	—	—	50,461	—	—	—	50,461	(335)	50,126	3,252
Foreign currency translation adjustments	—	—	—	—	(287)	—	—	(287)	—	(287)	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	(1,018)	(1,018)	(3,070)
Cash dividends declared ($3.00 per common share)	—	—	—	(23,227)	—	—	—	(23,227)	—	(23,227)	—
Repurchases of common shares	(347,355)	—	—	—	—	347,355	(70,000)	(70,000)	—	(70,000)	—
Issuance of common shares related to employee stock transactions	116,541	1	(1)	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(15,284)	—	—	—	—	(15,284)		(15,284)	—
Stock-based compensation	—	—	14,768	—	—	—	—	14,768	—	14,768	—
Balances at June 30, 2022	7,275,337	$120	$1,275,907	$88,196	$(267)	4,747,951	$(579,248)	$784,708	$6,997	$791,705	$139,147

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
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

    Investment Management Fees by Source
The following table summarizes investment management fees by source:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Investment management fees
Open-end funds	$84,875	$97,273	$182,252	$186,393
Closed-end funds	16,174	16,395	33,114	29,335
Retail separate accounts	45,312	42,475	94,915	79,987
Institutional accounts	38,663	37,367	81,560	71,064
Total investment management fees	$185,024	$193,510	$391,841	$366,779

4. Acquisitions
Stone Harbor Investment Partners
On January 1, 2022, the Company completed the acquisition of Stone Harbor Investment Partners, LLC ("Stone Harbor"), which was accounted for in accordance with ASC 805, Business Combinations ("ASC 805"). The initial transaction consideration of $29.4 million was allocated to the assets acquired and liabilities assumed, based upon their estimated fair values at the date of the acquisition, as well as goodwill of $8.8 million and definite-lived intangible assets of $10.8 million. The Company expects $19.6 million of the purchase price to be tax deductible over 15 years. The transaction consideration allocation is based upon preliminary information and is subject to change if additional information becomes available. The final fair value of the net assets acquired may result in adjustments to certain assets and liabilities, including goodwill. The revenues and operating income of Stone Harbor were not material to the Company's results of operations for the three and six months ended June 30, 2022.

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

Westchester Capital Management
On October 1, 2021, the Company completed the acquisition of Westchester Capital Management, LLC ("Westchester"), which was accounted for in accordance with ASC 805. The total transaction consideration of $169.3 million was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. Goodwill of $23.0 million and intangible assets of $144.4 million were recorded as a result of the acquisition. The Company expects $155.6 million of the purchase price to be tax deductible over 15 years. The revenues and operating income of Westchester were not material to the Company's results of operations for the three and six months ended June 30, 2022.

Transaction consideration consisted of $156.8 million in cash and contingent consideration accounted for as a liability on the Company's Condensed Consolidated Balance sheet, which represents future potential earn-out payments based on pre-established performance metrics related to revenue growth rates. Future contingent consideration payments will be made, if earned, in 2025 and 2026. As of June 30, 2022, the contingent consideration balance was $15.4 million.

Fund Adoption and NFJ Investment Group
On February 1, 2021, the Company finalized an agreement with Allianz Global Investors U.S. LLC ("AGI"), pursuant to which the Company became the investment adviser, distributor and/or administrator of certain of AGI's open-end, closed-end and retail separate account assets. This transaction was classified as an asset acquisition and the cost of the acquisition was allocated to the assets acquired on the basis of their relative fair values. Additionally, as part of the transaction, AGI’s Dallas-based Value Equity team joined the Company as a newly established affiliated manager, NFJ Investment Group ("NFJ"). The addition of NFJ was classified as a business combination under ASC 805 and assets acquired were recorded at fair value. Assets acquired primarily consisted of definite-lived intangible assets representing investment contracts as well as indefinite-lived assets consisting of goodwill related to NFJ. The revenues and operating income of NFJ were not material to the Company's results of operations for the three and six months ended June 30, 2022 or 2021.

Transaction consideration consists of variable cash payments based on a percentage of the investment management fees earned on certain open-end, closed-end and retail separate account assets from the transaction. Payments are to be made annually on the anniversary of the closing date of the transactions over seven years. Contingent payment obligations related to the NFJ acquisition, which were accounted for in accordance with ASC 805 are remeasured at fair value as of each reporting period-end, with the change in fair value recorded within the Condensed Consolidated Statement of Operations. An estimate of these future payments has been recorded as a liability and included as contingent consideration on the Company's Condensed Consolidated Balance Sheet. A payment of $33.0 million was made in the first quarter of 2022. The estimated value of future revenue participation payments at June 30, 2022 was $117.0 million.

5. Goodwill and Intangible Assets, Net
Activity in goodwill was as follows:

(in thousands)
Balance at December 31, 2021	$338,406
Acquisitions	9,017
Balance at June 30, 2022	$347,423

Below is a summary of intangible assets, net:

	Definite-Lived			Indefinite-Lived	Total
(in thousands)	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balances at December 31, 2021	$755,576	$(297,303)	$458,273	$42,298	$500,571
Additions	10,800	—	10,800	—	10,800
Intangible amortization	—	(29,286)	(29,286)	—	(29,286)
Balances at June 30, 2022	$766,376	$(326,589)	$439,787	$42,298	$482,085

Definite-lived intangible asset amortization for the remainder of fiscal year 2022 and succeeding fiscal years is estimated as follows:

Fiscal Year	Amount (in thousands)
Remainder of 2022	$29,218
2023	57,835
2024	52,194
2025	47,426
2026	46,446
2027 and thereafter	206,668
Total	$439,787

6. Investments
Investments consist primarily of investments in the Company's sponsored products. The Company's investments, excluding the assets of consolidated investment products ("CIP") discussed in Note 16, at June 30, 2022 and December 31, 2021 were as follows:

(in thousands)	June 30, 2022	December 31, 2021
Investment securities - fair value	$77,184	$80,335
Equity method investments (1)	11,968	13,038
Nonqualified retirement plan assets	11,546	13,321
Other investments	2,142	2,196
Total investments	$102,840	$108,890
(1)     The Company's equity method investments are valued on a three-month lag based upon the availability of financial information.

Investment Securities - fair value
Investment securities - fair value consist of investments in the Company's sponsored funds and separately managed accounts. The composition of the Company’s investment securities - fair value was as follows:

	June 30, 2022		December 31, 2021
(in thousands)	Cost	Fair Value	Cost	Fair Value
Investment Securities - fair value
Sponsored funds	$71,808	$65,121	$63,090	$66,326
Equity securities	11,702	12,063	10,659	14,009
Total investment securities - fair value	$83,510	$77,184	$73,749	$80,335

For the three and six months ended June 30, 2022, the Company recognized net realized losses of $0.1 million and $30 thousand, respectively, on the sale of its investment securities - fair value. For the three and six months ended June 30, 2021, the Company recognized net realized gains of $1.0 million and $1.8 million, respectively, on the sale of its investment securities - fair value.

7. Fair Value Measurements
The Company’s assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of CIP discussed in Note 16, as of June 30, 2022 and December 31, 2021 by fair value hierarchy level were as follows:

June 30, 2022

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$180,574	$—	$—	$180,574
Investment securities - fair value
Sponsored funds	65,121	—	—	65,121
Equity securities	12,063	—	—	12,063
Nonqualified retirement plan assets	11,546	—	—	11,546
Total assets measured at fair value	$269,304	$—	$—	$269,304

Liabilities
Contingent consideration	$—	$—	$72,980	$72,980
Total liabilities measured at fair value	$—	$—	$72,980	$72,980

December 31, 2021

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$307,277	$—	$—	$307,277
Investment securities - fair value
Sponsored funds	66,326	—	—	66,326
Equity securities	14,009	—	—	14,009
Nonqualified retirement plan assets	13,321	—	—	13,321
Total assets measured at fair value	$400,933	$—	$—	$400,933

Liabilities
Contingent consideration	$—	$—	$88,400	$88,400
Total liabilities measured at fair value	$—	$—	$88,400	$88,400

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

The following table presents a reconciliation of beginning and ending balances of recurring fair value measurements classified as Level 3:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Contingent consideration, beginning of period	$70,080	$63,500	$88,400	$—
Additions for acquisition	—	—	1,200	63,500
Reduction for payments made	—	—	(19,520)	—
Increase (reduction) of liability related to re-measurement of fair value	2,900	—	2,900	—
Contingent consideration, end of period	$72,980	$63,500	$72,980	$63,500

8. Equity Transactions
Dividends Declared
On May 18, 2022, the Company declared a quarterly cash dividend of $1.50 per common share to be paid on August 15, 2022 to stockholders of record at the close of business on July 29, 2022.

Common Stock Repurchases
During the three and six months ended June 30, 2022, the Company repurchased 221,903 and 347,355 common shares, respectively, at a weighted average price of $180.23 and $201.49 per share, respectively, for a total cost, including fees and expenses, of $40.0 million and $70.0 million, respectively, under its share repurchase program. In May 2022, the Company's Board of Directors authorized an additional 750,000 shares to be repurchased under the share repurchase program. As of June 30, 2022, 932,094 shares remained available for repurchase. Under the terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

9. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2022 and 2021 were as follows:

Foreign Currency Translation Adjustments (in thousands)
Balance at December 31, 2021	$20
Net current-period other comprehensive income (loss) (1)	(287)
Balance at June 30, 2022	$(267)

Foreign Currency Translation Adjustments (in thousands)
Balance at December 31, 2020	$29
Net current-period other comprehensive income (loss) (1)	6
Balance at June 30, 2021	$35
(1) Consists of foreign currency translation adjustments, net of tax of $249 and $(2) for the six months ended June 30, 2022 and 2021, respectively.

10. Stock-Based Compensation
Pursuant to the Company's Omnibus Incentive and Equity Plan (the "Omnibus Plan"), officers, employees and directors may be granted equity-based awards, including restricted stock units ("RSUs"), performance stock units ("PSUs"), stock options and unrestricted shares of common stock. At June 30, 2022, 668,628 shares of common stock remain available for issuance of the 3,370,000 shares that are authorized for issuance under the Omnibus Plan.

Stock-based compensation expense is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Stock-based compensation expense	$4,572	$7,849	$14,119	$15,844

Restricted Stock Units
Each RSU entitles the holder to one share of common stock when the restriction expires. RSUs may be time-vested or performance-contingent (PSUs) that convert into RSUs after performance measurement is complete and generally vest in one to three years. Shares that are issued upon vesting are newly issued shares from the Omnibus Plan and are not issued from treasury stock.

RSU activity, inclusive of PSUs, for the six months ended June 30, 2022 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	430,730	$138.01
Granted	175,379	$193.35
Forfeited	(36,336)	$116.73
Settled	(183,995)	$119.53
Outstanding at June 30, 2022	385,778	$173.99

For the six months ended June 30, 2022 and 2021, a total of 72,043 and 72,324 RSUs, respectively, were withheld by the Company as a result of net share settlements to settle minimum employee tax withholding obligations. The Company paid $15.3 million and $19.3 million for the six months ended June 30, 2022 and 2021, respectively, in minimum employee tax withholding obligations related to RSUs withheld for the net share settlements. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

During the six months ended June 30, 2022, the Company granted 30,516 PSUs that contain performance-based metrics in addition to a service condition. Compensation expense for PSUs is generally recognized over a three-year service period based upon the value determined using a combination of (i) the intrinsic value method, for awards that contain a performance metric that represents a "performance condition" in accordance with ASC 718, and (ii) the Monte Carlo simulation valuation model for awards that contain a "market condition" performance metric under ASC 718. Compensation expense for PSU awards that contain a market condition is fixed at the date of grant and will not be adjusted in future periods based upon the achievement of the market condition. Compensation expense for PSU awards with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period.

As of June 30, 2022, unamortized stock-based compensation expense for unvested RSUs and PSUs was $35.2 million with a weighted-average remaining contractual life of 1.4 years.

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

The computation of basic and diluted EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Net Income (Loss)	$14,259	$76,097	$53,378	$128,311
Noncontrolling interests	3,143	(13,130)	(2,917)	(28,756)
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$17,402	$62,967	$50,461	$99,555
Shares (in thousands):
Basic: Weighted-average number of shares outstanding	7,449	7,698	7,496	7,674
Plus: Incremental shares from assumed conversion of dilutive instruments	158	309	225	364
Diluted: Weighted-average number of shares outstanding	7,607	8,007	7,721	8,038
Earnings (Loss) per Share—Basic	$2.34	$8.18	$6.73	$12.97
Earnings (Loss) per Share—Diluted	$2.29	$7.86	$6.54	$12.39

The following table details the securities that have been excluded from the above computation of weighted-average number of shares for diluted EPS, because the effect would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Restricted stock units	84	5	24	6
Total anti-dilutive securities	84	5	24	6

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

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 38.4% and 22.6% for the six months ended June 30, 2022 and 2021, respectively. The higher estimated effective tax rate for the six months ended June 30, 2022 was primarily due to valuation allowances recorded in the current year for the tax effects of unrealized losses on certain Company investments.

13. Debt
Credit Agreement
The Company's credit agreement, as amended (the "Credit Agreement"), comprises (i) a $275.0 million seven-year term loan (the "Term Loan") expiring in September 2028, and (ii) a $175.0 million revolving credit facility with a five-year term expiring in September 2026. During the six months ended June 30, 2022, the Company repaid $11.4 million outstanding under its Term Loan. At June 30, 2022, $262.9 million was outstanding under the Term Loan, and the Company had no outstanding borrowings under its revolving credit facility. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented in the Condensed Consolidated Balance Sheet net of related debt issuance costs, which were $7.1 million as of June 30, 2022.

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

Redeemable noncontrolling interests for the six months ended June 30, 2022 included the following amounts:

(in thousands)	CIP	Affiliate Noncontrolling Interests	Total
Balances at December 31, 2021	$12,416	$126,549	$138,965
Net income (loss) attributable to noncontrolling interests	(1,593)	4,192	2,599
Changes in redemption value (1)	—	653	653
Total net income (loss) attributable to noncontrolling interests	(1,593)	4,845	3,252
Net subscriptions (redemptions) and other	2,227	(5,297)	(3,070)
Balances at June 30, 2022	$13,050	$126,097	$139,147
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

The following table presents the balances of CIP that, after intercompany eliminations, were reflected on the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021:

	As of
	June 30, 2022			December 31, 2021
	VOEs	VIEs		VOEs	VIEs
(in thousands)		CLOs	Other		CLOs	Other
Cash and cash equivalents	$798	$104,348	$3,155	$787	$205,192	$1,245
Investments	19,049	1,917,076	54,034	21,544	2,055,107	63,587
Other assets	94	15,920	1,027	64	43,327	819
Notes payable	—	(1,904,444)	—	—	(2,033,617)	—
Securities purchased payable and other liabilities	(417)	(65,314)	(159)	(558)	(184,214)	(296)
Noncontrolling interests	(4,634)	(6,997)	(8,416)	(4,935)	(8,350)	(7,481)
Net interests in CIP	$14,890	$60,589	$49,641	$16,902	$77,445	$57,874

Consolidated CLOs
The majority of the Company's CIP that are VIEs are CLOs. At June 30, 2022, the Company consolidated six CLOs. The financial information of certain CLOs is included on the Company's condensed consolidated financial statements on a one-month lag based upon the availability of their financial information. A majority-owned consolidated private fund, whose primary purpose is to invest in CLOs for which the Company serves as the collateral manager, is also included.

Investments of CLOs
The CLOs held investments of $1.9 billion at June 30, 2022 consisting of bank loan investments, which comprise the majority of the CLOs' portfolio asset collateral and are senior secured corporate loans across a variety of industries. These bank loan investments mature at various dates between 2022 and 2029 and pay interest at LIBOR plus a spread of up to 10.0%. The CLOs may elect to reinvest any prepayments received on bank loan investments up until the periods between October 2019 and October 2026, depending on the CLO. Generally, subsequent prepayments received after the reinvestment period must be used to pay down the note obligations. At June 30, 2022, the fair value of the senior bank loans was less than the unpaid principal balance by $113.6 million. At June 30, 2022, there were no material collateral assets in default.

Notes Payable of CLOs
The CLOs held notes payable with a total value, at par, of $2.2 billion at June 30, 2022, consisting of senior secured floating rate notes payable with a par value of $1.9 billion and subordinated notes with a par value of $233.7 million. These note obligations bear interest at variable rates based on LIBOR plus a pre-defined spread ranging from 0.8% to 8.9%. The principal amounts outstanding of these note obligations mature on dates ranging from October 2027 to October 2034.

The Company's beneficial interests and maximum exposure to loss related to these consolidated CLOs is limited to (i) ownership in the subordinated notes and (ii) accrued management fees. The secured notes of the consolidated CLOs have contractual recourse only to the related assets of the CLO and are classified as financial liabilities. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative prescribed by ASU 2014-13, Consolidation (Topic 810) ("ASU 2014-13") results in the net assets of the consolidated CLOs shown above to be equivalent to the beneficial interests retained by the Company at June 30, 2022, as shown in the table below:

(in thousands)
Subordinated notes	$59,446
Accrued investment management fees	1,143
Total Beneficial Interests	$60,589

The following table represents income and expenses of the consolidated CLOs included on the Company’s Condensed Consolidated Statements of Operations for the period indicated:

Six Months Ended June 30, 2022
(in thousands)
Income:
Realized and unrealized gain (loss), net	$(21,668)
Interest income	40,633
Total Income	18,965

Expenses:
Other operating expenses	1,126
Interest expense	26,504
Total Expense	27,630
Noncontrolling interests	335
Net Income (Loss) Attributable to CIP	$(8,330)

As summarized in the table below, the application of the measurement alternative as prescribed by ASU 2014-13 results in the consolidated net income summarized above to be equivalent to the Company’s own economic interests in the consolidated CLOs, which are eliminated upon consolidation:

Six Months Ended June 30, 2022
(in thousands)
Distributions received and unrealized gains (losses) on the subordinated notes held by the Company	$(12,458)
Investment management fees	4,128
Total Economic Interests	$(8,330)

Fair Value Measurements of CIP
The assets and liabilities of CIP measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 by fair value hierarchy level were as follows:

As of June 30, 2022

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$104,348	$—	$—	$104,348
Debt investments	197	1,932,308	30,396	1,962,901
Equity investments	22,767	3,130	1,361	27,258
Total assets measured at fair value	$127,312	$1,935,438	$31,757	$2,094,507
Liabilities
Notes payable	$—	$1,904,444	$—	$1,904,444
Short sales	345	—	—	345
Total liabilities measured at fair value	$345	$1,904,444	$—	$1,904,789

As of December 31, 2021

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$205,192	$—	$—	$205,192
Debt investments	273	2,107,736	2,695	2,110,704
Equity investments	26,111	2,961	462	29,534
Total assets measured at fair value	$231,576	$2,110,697	$3,157	$2,345,430
Liabilities
Notes payable	$—	$2,033,617	$—	$2,033,617
Short sales	515	—	—	515
Total liabilities measured at fair value	$515	$2,033,617	$—	$2,034,132

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

The securities purchase payable at June 30, 2022 and December 31, 2021 approximated fair value due to the short-term nature of the instruments.

The following table is a reconciliation of assets of CIP for Level 3 investments for which significant unobservable inputs were used to determine fair value:

	Six Months Ended June 30,
(in thousands)	2022	2021
Balance at beginning of period	$3,157	$54,182
Realized gains (losses), net	27	(214)
Change in unrealized gains (losses), net	(930)	3,281
Purchases	—	4,395
Amortization	(9)	60
Sales	(2,135)	(27,309)
Transfers to Level 2	(36,833)	(44,578)
Transfers from Level 2	68,480	62,264
Balance at end of period (1)	$31,757	$52,081

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

The Company has interests in certain other VIEs that the Company does not consolidate as it is not the primary beneficiary since its interest in these entities does not provide the Company with the power to direct the activities that most significantly impact the entities' economic performance. At June 30, 2022, the carrying value and maximum risk of loss related to the Company's interest in these VIEs was $27.8 million.

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

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2021 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, resulting from: (i) any reduction in our assets under management; (ii) general domestic and global economic and political conditions (including war, acts of terrorism and civil unrest); (iii) inability to achieve the expected benefits of our strategic transactions; (iv) the ongoing effects of the COVID-19 pandemic and associated global economic disruption; (v) withdrawal, renegotiation or termination of investment advisory agreements; (vi) damage to our reputation; (vii) inability to satisfy financial covenants and payments related to our indebtedness; (viii) inability to attract and retain key personnel; (ix) challenges from the competition we face in our business; (x) adverse developments related to unaffiliated subadvisers; (xi) negative changes in key distribution relationships; (xii) interruptions in or failure to provide critical technological service by us or third parties; (xiii) loss on our investments; (xiv) lack of sufficient capital on satisfactory terms; (xv) adverse regulatory and legal developments; (xvi) failure to comply with investment guidelines or other contractual requirements; (xvii) adverse civil litigation and government investigations or proceedings; (xviii) unfavorable changes in tax laws or limitations; (xix) volatility associated with our common stock; (xx) inability to make quarterly common stock dividends; (xxi) certain corporate governance provisions in our charter and bylaws; (xxii) losses or costs not covered by insurance; (xxiii) impairment of goodwill or intangible assets; and other risks and uncertainties. Any occurrence of, or any material adverse change in, one or more risk factors or risks and uncertainties referred to above, in our 2021 Annual Report on Form 10-K, this Quarterly Report on Form 10-Q and our other periodic reports filed with the Securities and Exchange Commission (the "SEC") could materially and adversely affect our operations, financial results, cash flows, prospects and liquidity.

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

Financial Highlights
▪Net income per diluted share was $2.29 in the second quarter of 2022, a decrease of $5.57, or 70.9%, as compared to net income per diluted share of $7.86 in the second quarter of 2021.
▪Total sales were $7.9 billion in the second quarter of 2022, a decrease of $1.7 billion, or 17.4%, from $9.6 billion in the second quarter of 2021. Net flows were $(4.8) billion in the second quarter of 2022 compared to $1.5 billion in the second quarter of 2021.
▪Assets under management were $155.4 billion at June 30, 2022, a decrease of $23.2 billion, or 13.0%, from June 30, 2021.

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

Fund Adoption and NFJ Investment Group
On February 1, 2021, the Company finalized an agreement with Allianz Global Investors U.S. LLC ("AGI"), pursuant to which NFJ Investment Group ("NFJ") was established as a new affiliated investment manager, and the Company became the investment adviser, distributor and/or administrator for $29.5 billion of AGI's open-end, closed-end, institutional and retail separate account assets (together with Westchester and Stone Harbor, the "Transactions").

Assets Under Management
At June 30, 2022, total assets under management were $155.4 billion, representing a decrease of $23.2 billion, or 13.0%, from June 30, 2021, and a decrease of $31.8 billion, or 17.0%, from December 31, 2021. The decrease from June 30, 2021 was due to $33.4 billion of negative market performance and $7.2 billion of net outflows partially offset by an increase of $19.8 billion in assets under management from the addition of Stone Harbor and Westchester. The decrease from December 31, 2021 was due to $39.3 billion in negative market performance and $6.7 billion of net outflows, partially offset by an increase of $14.7 billion in assets under management from the addition of Stone Harbor.

Other Fee Earning Assets
Other fee earning assets include assets for which we provide services for an asset-based fee but do not serve as the investment adviser. Other fee earning assets are not included in our assets under management. At June 30, 2021, we had $3.0 billion of other fee earning assets.

Operating Results
In the second quarter of 2022, total revenues decreased 7.7% to $225.3 million from $244.0 million in the second quarter of 2021, primarily as a result of lower average assets under management due to negative market performance and net outflows partially offset by an increase in assets under management from Stone Harbor and Westchester. Operating income decreased $29.7 million to $56.7 million in the second quarter of 2022 compared to $86.4 million in the second quarter of 2021, due primarily to the previously mentioned factors.

Assets Under Management by Product
The following table summarizes our assets under management by product:

	As of June 30,		Change
(in millions)	2022	2021	$	%
Open-End Funds (1)	$59,479	$76,593	$(17,114)	(22.3)%
Closed-End Funds	10,645	11,993	(1,348)	(11.2)%
Retail Separate Accounts	35,248	40,578	(5,330)	(13.1)%
Institutional Accounts (2)	50,048	49,474	574	1.2%
Total	$155,420	$178,638	$(23,218)	(13.0)%
Average Assets Under Management (3)	$180,743	$163,611	$17,132	10.5%
(1)Represents assets under management of U.S. retail funds, global funds, ETFs and variable insurance funds.
(2)Represents assets under management of institutional separate and commingled accounts including structured products.
(3)Averages are calculated as follows:
–Funds - average daily or weekly balances
–Retail Separate Accounts - prior-quarter ending balance
–Institutional Accounts - average of month-end balances

Asset Flows by Product
The following table summarizes asset flows by product:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Open-End Funds (1)
Beginning balance	$73,149	$73,185	$78,706	$51,608
Inflows	3,120	4,975	8,076	11,003
Outflows	(7,643)	(5,079)	(16,021)	(10,414)
Net flows	(4,523)	(104)	(7,945)	589
Market performance	(9,000)	3,573	(15,907)	4,801
Other (2)	(147)	(61)	4,625	19,595
Ending balance	$59,479	$76,593	$59,479	$76,593
Closed-End Funds
Beginning balance	$12,060	$11,664	$12,068	$5,914
Inflows	24	—	32	—
Outflows	—	—	—	—
Net flows	24	—	32	—
Market performance	(1,250)	514	(1,446)	619
Other (2)	(189)	(185)	(9)	5,460
Ending balance	$10,645	$11,993	$10,645	$11,993
Retail Separate Accounts
Beginning balance	$40,824	$37,244	$44,538	$29,751
Inflows	1,288	2,273	3,310	4,972
Outflows	(1,977)	(833)	(3,371)	(1,729)
Net flows	(689)	1,440	(61)	3,243
Market performance	(4,887)	1,910	(9,229)	4,051
Other (2)	—	(16)	—	3,533
Ending balance	$35,248	$40,578	$35,248	$40,578
Institutional Accounts (3)
Beginning balance	$57,309	$46,787	$51,874	$44,921
Inflows	3,452	2,302	5,901	4,186
Outflows	(3,032)	(2,184)	(4,655)	(4,052)
Net flows	420	118	1,246	134
Market performance	(7,657)	2,785	(12,669)	4,001
Other (2)	(24)	(216)	9,597	418
Ending balance	$50,048	$49,474	$50,048	$49,474
Total
Beginning balance	$183,342	$168,880	$187,186	$132,194
Inflows	7,884	9,550	17,319	20,161
Outflows	(12,652)	(8,096)	(24,047)	(16,195)
Net flows	(4,768)	1,454	(6,728)	3,966
Market performance	(22,794)	8,782	(39,251)	13,472
Other (2)	(360)	(478)	14,213	29,006
Ending balance	$155,420	$178,638	$155,420	$178,638
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
(3)Represents assets under management of institutional separate and commingled accounts including structured products.

Assets Under Management by Asset Class
The following table summarizes assets under management by asset class:

	As of June 30,		Change		% of Total
(in millions)	2022	2021	$	%	2022	2021
Asset Class
Equity	$84,754	$113,751	$(28,997)	(25.5)%	54.6%	63.8%
Fixed income	39,322	35,426	3,896	11.0%	25.3%	19.8%
Multi-asset (1)	20,261	23,668	(3,407)	(14.4)%	13.0%	13.2%
Alternatives (2)	11,083	5,793	5,290	91.3%	7.1%	3.2%
Total	$155,420	$178,638	$(23,218)	(13.0)%	100.0%	100.0%

(1) Includes strategies with substantial holdings in at least two of the following asset classes: equity, fixed income, and alternatives.
(2) Consists of event-driven, real estate securities, infrastructure, long/short and other strategies.

Average Assets Under Management and Average Fees Earned
The following table summarizes the average management fees earned in basis points and average assets under management:

	Three Months Ended June 30,
	Average Fee Earned (expressed in basis points)		Average Assets Under Management (in millions) (3)
	2022	2021	2022	2021
Products
Open-End Funds (1)	46.2	45.9	$65,592	$75,285
Closed-End Funds	56.9	55.1	11,405	11,936
Retail Separate Accounts	42.9	44.2	40,824	37,244
Institutional Accounts (2)	30.6	32.8	53,560	48,413
All Products	41.2	42.5	$171,381	$172,878

	Six Months Ended June 30,
	Average Fee Earned (expressed in basis points)		Average Assets Under Management (in millions) (3)
	2022	2021	2022	2021
Products
Open-End Funds (1)	46.3	46.6	$70,564	$71,211
Closed-End Funds	57.6	55.6	$11,583	$10,638
Retail Separate Accounts	43.2	44.9	$42,681	$34,681
Institutional Accounts (2)	31.1	32.5	$55,915	$47,081
All Products	41.6	42.8	$180,743	$163,611

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

The average fee rate earned on all products for the three and six months ended June 30, 2022 decreased by 1.3 basis points and 1.2 basis points, respectively, compared to the same periods in the prior year primarily due to lower fee rates earned on the assets under management acquired from Stone Harbor and a lower proportion of assets under management in equity products as a result of negative equity markets in the current year periods.

Results of Operations
Summary Financial Data

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2022	2021	2022 vs. 2021	%	2022	2021	2022 vs. 2021	%
Investment management fees	$185,024	$193,510	$(8,486)	(4.4)%	$391,841	$366,779	$25,062	6.8%
Other revenue	40,283	50,501	(10,218)	(20.2)%	85,906	94,129	(8,223)	(8.7)%
Total revenues	225,307	244,011	(18,704)	(7.7)%	477,747	460,908	16,839	3.7%
Total operating expenses	168,637	157,600	11,037	7.0%	355,525	312,355	43,170	13.8%
Operating income (loss)	56,670	86,411	(29,741)	(34.4)%	122,222	148,553	(26,331)	(17.7)%
Other income (expense), net	(31,631)	6,067	(37,698)	(621.4)%	(47,670)	4,042	(51,712)	(1,279.4)%
Interest income (expense), net	5,700	6,020	(320)	(5.3)%	12,041	13,270	(1,229)	(9.3)%
Income (loss) before income taxes	30,739	98,498	(67,759)	(68.8)%	86,593	165,865	(79,272)	(47.8)%
Income tax expense (benefit)	16,480	22,401	(5,921)	(26.4)%	33,215	37,554	(4,339)	(11.6)%
Net income (loss)	14,259	76,097	(61,838)	(81.3)%	53,378	128,311	(74,933)	(58.4)%
Noncontrolling interests	3,143	(13,130)	16,273	(123.9)%	(2,917)	(28,756)	25,839	(89.9)%
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$17,402	$62,967	$(45,565)	(72.4)%	$50,461	$99,555	$(49,094)	(49.3)%
Earnings (loss) per share-diluted	$2.29	$7.86	$(5.57)	(70.9)%	$6.54	$12.39	$(5.85)	(47.2)%

Revenues
Revenues by source were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2022	2021	2022 vs. 2021	%	2022	2021	2022 vs. 2021	%
Investment management fees
Open-end funds	$84,875	$97,273	$(12,398)	(12.7)%	$182,252	$186,393	$(4,141)	(2.2)%
Closed-end funds	16,174	16,395	(221)	(1.3)%	33,114	29,335	3,779	12.9%
Retail separate accounts	45,312	42,475	2,837	6.7%	94,915	79,987	14,928	18.7%
Institutional accounts	38,663	37,367	1,296	3.5%	81,560	71,064	10,496	14.8%
Total investment management fees	185,024	193,510	(8,486)	(4.4)%	391,841	366,779	25,062	6.8%
Distribution and service fees	17,159	23,450	(6,291)	(26.8)%	37,166	43,798	(6,632)	(15.1)%
Administration and shareholder service fees	21,982	25,877	(3,895)	(15.1)%	46,326	48,437	(2,111)	(4.4)%
Other income and fees	1,142	1,174	(32)	(2.7)%	2,414	1,894	520	27.5%
Total revenues	$225,307	$244,011	$(18,704)	(7.7)%	$477,747	$460,908	$16,839	3.7%

Investment Management Fees
Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payments. Investment management fees decreased by $8.5 million, or 4.4%, for the three months ended June 30, 2022, and increased $25.1 million, or 6.8%, for the six months ended June 30, 2022, compared to the same periods in the prior year. The decrease during the three-month period in investment management fees was due to a decrease in average assets under management of $1.5 billion, or 0.9%, as well as a lower blended fee rate, partially offset by the addition of Stone Harbor and Westchester assets under management. The increase during the six-month period in investment management fees was due to an increase in average assets under management of $17.1 billion, or 10.5%, as a result of the Transactions, partially offset by a lower blended fee rate.

Distribution and Service Fees
Distribution and service fees are sales- and asset-based fees earned from open-end funds for marketing and distribution services. Distribution and service fees decreased by $6.3 million, or 26.8%, and $6.6 million, or 15.1%, for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year, due primarily to lower sales for open-end funds in share classes that have sales-based distribution and service fees.

Administration and Shareholder Service Fees
Administration and shareholder service fees represent fees earned for fund administration and shareholder services from our U.S. retail funds, ETFs, and certain of our closed-end funds. Fund administration and shareholder service fees decreased by $3.9 million, or 15.1%, and $2.1 million, or 4.4%, for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily due to the decrease in average assets under management for our open-end and closed-end funds during the periods as a result of market performance and net outflows.

Other Income and Fees
Other income and fees primarily represent fees related to other fee-earning assets and contingent sales charges earned from investor redemptions of certain shares sold without a front-end sales charge. Other income and fees increased by $0.5 million, or 27.5%, for the six months ended June 30, 2022, compared to the same period in the prior year. The increase for the six months ended June 30, 2022 was primarily due to higher redemption income in the period.

Operating Expenses
Operating expenses by category were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2022	2021	2022 vs. 2021	%	2022	2021	2022 vs. 2021	%
Operating expenses
Employment expenses	$89,360	$87,630	$1,730	2.0%	$195,353	$179,389	$15,964	8.9%
Distribution and other asset-based expenses	28,583	36,021	(7,438)	(20.6)%	61,429	68,315	(6,886)	(10.1)%
Other operating expenses	31,559	21,946	9,613	43.8%	63,271	41,526	21,745	52.4%
Other operating expenses of CIP	649	659	(10)	(1.5)%	1,389	1,218	171	14.0%
Change in fair value of contingent consideration	2,900	—	2,900	N/M	2,900	—	2,900	N/M
Depreciation expense	962	981	(19)	(1.9)%	1,897	2,079	(182)	(8.8)%
Amortization expense	14,624	10,363	4,261	41.1%	29,286	19,828	9,458	47.7%
Total operating expenses	$168,637	$157,600	$11,037	7.0%	$355,525	$312,355	$43,170	12.9%
N/M = Not Meaningful

Employment Expenses
Employment expenses consist of fixed and variable compensation and related employee benefit costs. Employment expenses for the three and six months ended June 30, 2022 were $89.4 million and $195.4 million, which represented an increase of $1.7 million, or 2.0%, and $16.0 million, or 8.9%, respectively, compared to the same periods in the prior year. The increases in both periods were primarily due to the addition of Stone Harbor and Westchester.

Distribution and Other Asset-Based Expenses
Distribution and other asset-based expenses consist primarily of payments to third-party client intermediaries for providing services to investors in sponsored investment products. These payments are primarily based on assets under management or on a percentage of sales. Distribution and other asset-based expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized on a straight-line basis over the period commissions are recovered from distribution fee revenues and contingent sales charges received upon redemption of shares. During the three and six months ended June 30, 2022, distribution and other asset-based expenses decreased $7.4 million, or 20.6%, and $6.9 million, or 10.1%, respectively, as compared to the same periods in the prior year primarily due to lower sales and a decrease in assets under management in share classes that have sales- and asset-based distribution and other asset-based expenses.

Other Operating Expenses
Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and distribution related costs, rent and occupancy expenses, and other business costs. For the three and six months ended June 30, 2022, other operating expenses increased by $9.6 million, or 43.8%, and $21.7 million, or 52.4%, respectively, as compared to the same periods in the prior year primarily due the addition of Stone Harbor and Westchester, as well as higher travel and related expenses.

Other Operating Expenses of CIP
Other operating expenses of CIP remained consistent during the three and six months ended June 30, 2022, compared to the same periods in the prior year.

Change in Fair Value of Contingent Consideration
Our contingent consideration related to our NFJ, Westchester and Stone Harbor transactions are recorded at fair value each reporting date taking into consideration changes in various estimates, including probability of success, discount rates and amount of time until the conditions of the contingent payments are achieved. The change in fair value is recorded in the current period as a gain or loss. The change in value of continent consideration of $2.9 million during the three and six months ended June 30, 2022 was primarily attributable to higher future revenue projections and the time value of money.

Depreciation Expense
Depreciation expense consists primarily of the straight-line depreciation of furniture, equipment and leasehold improvements. Depreciation expense remained consistent during three and six months ended June 30, 2022, compared to the same periods in the prior year.

Amortization Expense
Amortization expense consists of the amortization of definite-lived intangible assets over their estimated useful lives. Amortization expense increased $4.3 million, or 41.1%, and $9.5 million, or 47.7%, for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year. The increase during the three-month period was due to the additional amortization associated with the acquisitions of Stone Harbor and Westchester. The increase during the six-month period was due to the additional amortization associated with the Transactions.

Other Income (Expense)
Other Income (Expense), net by category were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2022	2021	2022 vs. 2021	%	2022	2021	2022 vs. 2021	%
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	$(10,543)	$2,494	$(13,037)	(522.7)%	$(13,525)	$3,385	$(16,910)	(499.6)%
Realized and unrealized gain (loss) of CIP, net	(21,659)	2,747	(24,406)	(888.5)%	(35,003)	(1,940)	(33,063)	N/M
Other income (expense), net	571	826	(255)	(30.9)%	858	2,597	(1,739)	(67.0)%
Total Other Income (Expense), net	$(31,631)	$6,067	$(37,698)	(621.4)%	$(47,670)	$4,042	$(51,712)	(1,279.4)%

Realized and unrealized gain (loss) on investments, net
Realized and unrealized gain (loss) on investments, net changed during the three and six months ended June 30, 2022 by $(13.0) million and $(16.9) million, respectively, as compared to the same periods in the prior year. The realized and unrealized gains and losses during the periods reflected changes in overall market conditions experienced during the periods.

Realized and unrealized gain (loss) of CIP, net
Realized and unrealized gain (loss) of CIP, net changed $(24.4) million and $(33.1) million during the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year. The changes for the three and six months ended June 30, 2022 consisted primarily of an increase in unrealized losses of $70.4 million and $124.8 million, respectively, due to changes in market values of leveraged loans, partially offset by changes in unrealized gains of
$46.0 million and $91.7 million, respectively, related to the value of the notes payable.
Other income (expense), net
Other income (expense), net decreased $0.3 million and $1.7 million during the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year. The decreases during the three- and six-month periods were primarily due to decreased earnings from equity method investments during the current year periods.

Interest Income (Expense)
Interest Income (Expense), net by category were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2022	2021	2022 vs. 2021	%	2022	2021	2022 vs. 2021	%
Interest Income (Expense)
Interest expense	$(2,825)	$(2,256)	$(569)	25.2%	$(5,104)	$(4,570)	$(534)	11.7%
Interest and dividend income	529	166	363	218.7%	857	302	555	183.8%
Interest and dividend income of investments of CIP	22,412	22,562	(150)	(0.7)%	42,792	46,438	(3,646)	(7.9)%
Interest expense of CIP	(14,416)	(14,452)	36	(0.2)%	(26,504)	(28,900)	2,396	(8.3)%
Total Interest Income (Expense), net	$5,700	$6,020	$(320)	(5.3)%	$12,041	$13,270	$(1,229)	(9.3)%

Interest Expense
Interest expense increased $0.6 million, or 25.2%, and $0.5 million, or 11.7%, during the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year. The increases were attributable to higher average debt balances outstanding in the current year periods.

Interest and Dividend Income
Interest and dividend income increased $0.4 million, or 218.7%, and $0.6 million, or 183.8%, during the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year. The increases were attributable to higher average investment balances during the current year periods compared to prior year periods.

Interest and Dividend Income of Investments of CIP
Interest and dividend income of investments of CIP decreased $0.2 million, or 0.7%, and $3.6 million, or 7.9%, for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year. The decreases were primarily due to lower average investment balances partially offset by higher average interest rates.

Interest Expense of CIP
Interest expense of CIP represents interest expense on the notes payable of CIP. Interest expense of CIP decreased $36 thousand, or 0.2%, and $2.4 million, or 8.3%, for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year. The decreases during the three and six months ended June 30, 2022 were primarily due to lower average debt balances of CIP during the current year periods.

Income Tax Expense (Benefit)
The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 38.4% and 22.6% for the six months ended June 30, 2022 and 2021, respectively. The higher estimated effective tax rate for the six months ended June 30, 2022 was primarily due to valuation allowances recorded in the current year for the tax effects of unrealized losses on certain Company investments.

Liquidity and Capital Resources
Certain Financial Data
The following table summarizes certain financial data relating to our liquidity and capital resources:

	June 30, 2022	December 31, 2021	Change
(in thousands)			2022 vs. 2021	%
Balance Sheet Data
Cash and cash equivalents	$250,530	$378,921	$(128,391)	(33.9)%
Investments	102,840	108,890	(6,050)	(5.6)%
Contingent consideration	133,628	162,564	(28,936)	(17.8)%
Debt	255,832	266,346	(10,514)	(3.9)%
Redeemable noncontrolling interests	139,147	138,965	182	0.1%
Total equity	791,705	836,627	(44,922)	(5.4)%

	Six Months Ended June 30,		Change
(in thousands)	2022	2021	2022 vs. 2021	%
Cash Flow Data
Provided by (Used in):
Operating activities	$37,611	$239,180	$(201,569)	(84.3)%
Investing activities	(24,442)	(5,527)	(18,915)	342.2%
Financing activities	(240,177)	(167,645)	(72,532)	43.3%

Overview
At June 30, 2022, we had $250.5 million of cash and cash equivalents and $102.8 million of investments, which included $77.2 million of investment securities, compared to $378.9 million of cash and cash equivalents and $108.9 million of investments, which included $80.3 million of investment securities, at December 31, 2021.

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

Capital and Reserve Requirements
We operate an SEC registered broker-dealer subsidiary that is subject to certain rules regarding minimum net capital. The broker-dealer is required to maintain a ratio of "aggregate indebtedness" to "net capital," as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us, including additional reporting requirements, a lower required ratio of aggregate indebtedness to net capital, or interruption of our business. At June 30, 2022, the ratio of aggregate indebtedness to net capital of our broker-dealer was below the maximum allowed, and net capital was significantly greater than the required minimum.

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

Operating Cash Flow
Net cash provided by operating activities of $37.6 million for the six months ended June 30, 2022 changed by $201.6 million from net cash provided by operating activities of $239.2 million for the same period in the prior year primarily due to a $164.2 million reduction in sales of investments by CIP and increased compensation and benefit payments during the current year period compared to the prior-year period.

Investing Cash Flow
Cash flows from investing activities consist primarily of capital expenditures and other investing activities related to our business operations. Net cash used in investing activities was $24.4 million for the six months ended June 30, 2022 compared to net cash used in investing activities of $5.5 million in the same period for the prior year. The increase in cash used in investing activities during the six months ended June 30, 2022 compared to the prior year period related to cash paid for the Stone Harbor acquisition in the six months ended June 30, 2022.

Financing Cash Flow
Cash flows from financing activities consist primarily of transactions related to our common shares, issuance and repayment of debt by us and our CIP, payments of contingent consideration and changes to noncontrolling interests. Net cash used in financing activities increased by $72.5 million to $240.2 million for the six months ended June 30, 2022 from $167.6 million for the six months ended June 30, 2021. The net change was primarily due to an increase in repurchases of common shares of $57.5 million and contingent consideration payments of $33.0 million during the current year period that did not occur in the prior year period, partially offset by a decrease of $21.0 million in net borrowings of CIP during the six months ended June 30, 2022 compared to the prior year period.

Credit Agreement
The Company's credit agreement, as amended (the "Credit Agreement"), comprises (i) a $275.0 million term loan with a seven-year term (the "Term Loan") expiring in September 2028, and (ii) a $175.0 million revolving credit facility with a five-year term expiring in September 2026. During the six months ended June 30, 2022, the Company repaid $11.4 million outstanding under its Term Loan. At June 30, 2022, $262.9 million was outstanding under the Term Loan, and the Company had no outstanding borrowings under its revolving credit facility. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented in the Condensed Consolidated Balance Sheet net of related debt issuance costs, which were $7.1 million as of June 30, 2022.

Critical Accounting Policies and Estimates
Our financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our 2021 Annual Report on Form 10-K. There were no material changes in our critical accounting policies and estimates in the three months ended June 30, 2022.

Recently Issued Accounting Pronouncements
For a discussion of accounting standards, see Note 2 in our condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company is primarily exposed to market risk associated with unfavorable movements in interest rates and securities prices. During the three and six months ended June 30, 2022, there were no material changes to the information contained in Part II, Item 7A of the Company's 2020 Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
An aggregate of 5,680,045 shares of our common stock have been authorized to be repurchased under the share repurchase program since it was originally approved by our Board of Directors in 2010. As of June 30, 2022, 932,094 shares remained available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

The following table sets forth information regarding our share repurchases in each month during the quarter ended June 30, 2022:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
April 1-30, 2022	—	$—	—	403,997
May 1-31, 2022	121,857	$177.94	121,857	1,032,140
June 1-30, 2022	100,046	$183.01	100,046	932,094
Total	221,903		221,903
(1)Average price paid per share is calculated on a settlement basis and excludes commissions.
(2)The share repurchases above were completed pursuant to a program announced in the fourth quarter of 2010 and most recently expanded in May 2022. This repurchase program is not subject to an expiration date.

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

Item 6.        Exhibits

Exhibit Number	Description

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2022 and 2021, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021 and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2022

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)