Form 10-Q
period 2022-09-30
VIRTUS INVESTMENT PARTNERS, INC.
filed 2022-11-08
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock was 7,231,973 as of October 28, 2022.

VIRTUS INVESTMENT PARTNERS, INC.

"We," "us," "our," the "Company," and "Virtus" as used in this Quarterly Report on Form 10-Q refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
Virtus Investment Partners, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share data)	September 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$309,248	$378,921
Investments	98,245	108,890
Accounts receivable, net	104,695	123,873
Assets of consolidated investment products ("CIP")
Cash and cash equivalents of CIP	85,791	206,620
Cash pledged or on deposit of CIP	591	604
Investments of CIP	1,976,975	2,140,238
Other assets of CIP	17,432	44,210
Furniture, equipment and leasehold improvements, net	19,237	12,542
Intangible assets, net	467,476	500,571
Goodwill	348,836	338,406
Deferred taxes, net	24,979	19,204
Other assets	92,532	60,102
Total assets	$3,546,037	$3,934,181
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$145,361	$187,449
Accounts payable and accrued liabilities	37,758	48,496
Dividends payable	15,357	14,824
Contingent consideration (Note 4)	133,628	162,564
Debt	255,428	266,346
Other liabilities	90,698	60,225
Liabilities of CIP
Notes payable of CIP	1,864,943	2,033,617
Securities purchased payable and other liabilities of CIP	72,483	185,068
Total liabilities	2,615,656	2,958,589
Commitments and Contingencies (Note 15)
Redeemable noncontrolling interests	124,442	138,965
Equity:
Equity attributable to Virtus Investment Partners, Inc.:
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 12,030,346 shares issued and 7,231,973 shares outstanding at September 30, 2022; and 11,906,747 shares issued and 7,506,151 shares outstanding at December 31, 2021	120	119
Additional paid-in capital	1,281,780	1,276,424
Retained earnings (accumulated deficit)	107,324	60,962
Accumulated other comprehensive income (loss)	(771)	20
Treasury stock, at cost, 4,798,373 and 4,400,596 shares at September 30, 2022 and December 31, 2021, respectively	(589,248)	(509,248)
Total equity attributable to Virtus Investment Partners, Inc.	799,205	828,277
Noncontrolling interests	6,734	8,350
Total equity	805,939	836,627
Total liabilities and equity	$3,546,037	$3,934,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Revenues
Investment management fees	$172,850	$201,133	$564,691	$567,912
Distribution and service fees	15,746	23,293	52,912	67,091
Administration and shareholder service fees	20,563	26,479	66,889	74,916
Other income and fees	1,102	1,159	3,516	3,053
Total revenues	210,261	252,064	688,008	712,972
Operating Expenses
Employment expenses	88,230	87,345	283,583	266,734
Distribution and other asset-based expenses	26,818	36,692	88,247	105,007
Other operating expenses	31,096	22,800	94,367	64,326
Operating expenses of consolidated investment products ("CIP")	538	639	1,927	1,857
Change in fair value of contingent consideration	—	—	2,900	—
Restructuring expense	4,015	—	4,015	—
Depreciation expense	938	915	2,835	2,994
Amortization expense	14,609	10,391	43,895	30,219
Total operating expenses	166,244	158,782	521,769	471,137
Operating Income (Loss)	44,017	93,282	166,239	241,835
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	(2,493)	(504)	(16,018)	2,881
Realized and unrealized gain (loss) of CIP, net	(8,440)	(2,801)	(43,443)	(4,741)
Other income (expense), net	(659)	1,001	199	3,598
Total other income (expense), net	(11,592)	(2,304)	(59,262)	1,738
Interest Income (Expense)
Interest expense	(3,557)	(2,348)	(8,661)	(6,918)
Interest and dividend income	1,013	269	1,870	571
Interest and dividend income of investments of CIP	28,644	22,877	71,436	69,315
Interest expense of CIP	(20,356)	(13,442)	(46,860)	(42,342)
Total interest income (expense), net	5,744	7,356	17,785	20,626
Income (Loss) Before Income Taxes	38,169	98,334	124,762	264,199
Income tax expense (benefit)	10,754	25,823	43,969	63,377
Net Income (Loss)	27,415	72,511	80,793	200,822
Noncontrolling interests	4,265	(13,775)	1,348	(42,531)
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$31,680	$58,736	$82,141	$158,291
Earnings (Loss) per Share—Basic	$4.33	$7.64	$11.05	$20.59
Earnings (Loss) per Share—Diluted	$4.25	$7.36	$10.76	$19.72
Weighted Average Shares Outstanding—Basic	7,308	7,691	7,434	7,688
Weighted Average Shares Outstanding—Diluted	7,463	7,984	7,636	8,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net Income (Loss)	$27,415	$72,511	$80,793	$200,822
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $31 and $6 for the three months ended September 30, 2022 and 2021, respectively, and $280 and $4 for the nine months ended September 30, 2022 and 2021, respectively.	(504)	(17)	(791)	(11)
Other comprehensive income (loss)	(504)	(17)	(791)	(11)
Comprehensive income (loss)	26,911	72,494	80,002	200,811
Comprehensive (income) loss attributable to noncontrolling interests	4,265	(13,775)	1,348	(42,531)
Comprehensive Income (Loss) Attributable to Virtus Investment Partners, Inc.	$31,176	$58,719	$81,350	$158,280
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$80,793	$200,822
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense, intangible asset and other amortization	48,143	35,217
Stock-based compensation	19,267	21,833
Amortization of deferred commissions	3,653	2,606
Payments of deferred commissions	(1,789)	(4,664)
Equity in earnings of equity method investments	(527)	(3,701)
Realized and unrealized (gains) losses on investments, net	16,056	(2,875)
Distributions from equity method investments	2,239	3,133
Sales (purchases) of investments, net	(8,396)	(3,453)
Change in fair value of contingent consideration	2,900	—
Deferred taxes, net	(5,500)	(2,672)
Right of use asset	3,222	—
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	32,940	(41,421)
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	(76,639)	23,242
Operating activities of consolidated investment products ("CIP"):
Realized and unrealized (gains) losses on investments of CIP, net	41,312	(4,139)
Purchases of investments by CIP	(601,749)	(917,355)
Sales of investments by CIP	595,451	1,101,258
Net proceeds (purchases) of short-term investments and securities sold short by CIP	(655)	16,165
Change in other assets and liabilities of CIP	4,129	(317)
Net cash provided by (used in) operating activities	154,850	423,679
Cash Flows from Investing Activities:
Capital expenditures and other asset purchases	(5,495)	(4,822)
Acquisition of businesses, net of cash acquired of $8,443	(19,944)	—
Change in cash and cash equivalents of CIP due to consolidation (deconsolidation), net	(308)	(11,703)
Net cash provided by (used in) investing activities	(25,747)	(16,525)

Cash Flows from Financing Activities:
Refinancing of credit agreement	—	81,155
Payment of long-term debt	(12,062)	(11,826)
Payment of deferred financing costs	—	(7,039)
Common stock dividends paid	(35,244)	(20,030)
Repurchase of common shares	(80,000)	(32,499)
Payment of contingent consideration	(33,036)	—
Taxes paid related to net share settlement of restricted stock units	(16,450)	(19,362)
Affiliate equity sales (purchases)	(11,089)	—
Net contributions from (distributions to) noncontrolling interests	(1,091)	552
Financing activities of CIP:
Payments on borrowings by CIP	(129,996)	(144,464)
Net cash provided by (used in) financing activities	(318,968)	(153,513)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(650)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(190,515)	253,641
Cash, cash equivalents and restricted cash, beginning of period	586,145	339,849
Cash, cash equivalents and restricted cash, end of period	$395,630	$593,490

Non-Cash Investing Activities:
Contingent consideration	$1,200	$137,664
Non-Cash Financing Activities:
Increase (decrease) to noncontrolling interests due to consolidation (deconsolidation) of CIP, net	$(338)	$(32,007)
Common stock dividends payable	$12,014	$11,478

(in thousands)	September 30, 2022	December 31, 2021
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$309,248	$378,921
Cash of CIP	85,791	206,620
Cash pledged or on deposit of CIP	591	604
Cash, cash equivalents and restricted cash at end of period	$395,630	$586,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Permanent Equity										Temporary Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Virtus Investment Partners, Inc.	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
(in thousands, except per share data)	Shares	Par Value				Shares	Amount
Balances at June 30, 2021	7,651,606	$119	$1,280,667	$(35,704)	$35	4,254,236	$(464,248)	$780,869	$8,968	$789,837	$131,525
Net income (loss)	—	—	—	58,736	—	—	—	58,736	374	59,110	13,401
Foreign currency translation adjustments	—	—	—	—	(17)	—	—	(17)	—	(17)	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	(529)	(529)	(13,257)
Cash dividends declared ($1.50 per common share)	—	—	(12,015)	—	—	—	—	(12,015)	—	(12,015)	—
Repurchases of common shares	(64,494)	—	—	—	—	64,494	(20,000)	(20,000)	—	(20,000)	—
Issuance of common shares related to employee stock transactions	645	—	—	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(148)	—	—	—	—	(148)	—	(148)	—
Stock-based compensation	—	—	4,872	—	—	—	—	4,872	—	4,872	—
Balances at September 30, 2021	7,587,757	$119	$1,273,376	$23,032	$18	4,318,730	$(484,248)	$812,297	$8,813	$821,110	$131,669
Balances at June 30, 2022	7,275,337	$120	$1,275,907	$88,196	$(267)	4,747,951	$(579,248)	$784,708	$6,997	$791,705	$139,147
Net income (loss)	—	—	—	31,680	—	—	—	31,680	151	31,831	(4,416)
Foreign currency translation adjustments	—	—	—	—	(504)	—	—	(504)	—	(504)	—
Net subscriptions (redemptions) and other	—	—	2,035	—	—	—	—	2,035	(414)	1,621	(10,289)
Cash dividends declared ($1.65 per common share)	—	—	—	(12,552)	—	—	—	(12,552)	—	(12,552)	—
Repurchases of common shares	(50,422)	—	—	—	—	50,422	(10,000)	(10,000)	—	(10,000)	—
Issuance of common shares related to employee stock transactions	7,058	—	—	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(1,166)	—	—	—	—	(1,166)		(1,166)	—
Stock-based compensation	—	—	5,004	—	—	—	—	5,004	—	5,004	—
Balances at September 30, 2022	7,231,973	$120	$1,281,780	$107,324	$(771)	4,798,373	$(589,248)	$799,205	$6,734	$805,939	$124,442

	Permanent Equity										Temporary Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Virtus Investment Partners, Inc.	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
(in thousands, except per share data)	Shares	Par Value				Shares	Amount
Balances at December 31, 2020	7,583,466	$118	$1,298,002	$(135,259)	$29	4,207,403	$(451,749)	$711,141	$9,799	$720,940	$115,513
Net income (loss)	—	—	—	158,291	—	—	—	158,291	719	159,010	41,812
Foreign currency translation adjustments	—	—	—	—	(11)	—	—	(11)	—	(11)	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	(1,705)	(1,705)	(25,656)
Cash dividends declared ($3.14 per common share)	—	—	(25,315)	—	—	—	—	(25,315)	—	(25,315)	—
Repurchases of common shares	(111,327)	—	—	—	—	111,327	(32,499)	(32,499)	—	(32,499)	—
Issuance of common shares related to employee stock transactions	115,618	1	65	—	—	—	—	66	—	66	—
Taxes paid on stock-based compensation	—	—	(19,428)	—	—	—	—	(19,428)	—	(19,428)	—
Stock-based compensation	—	—	20,052	—	—	—	—	20,052	—	20,052	—
Balances at September 30, 2021	7,587,757	$119	$1,273,376	$23,032	$18	4,318,730	$(484,248)	$812,297	$8,813	$821,110	$131,669
Balances at December 31, 2021	7,506,151	$119	$1,276,424	$60,962	$20	4,400,596	$(509,248)	$828,277	$8,350	$836,627	$138,965
Net income (loss)	—	—	—	82,141	—	—	—	82,141	(184)	81,957	(1,164)
Foreign currency translation adjustments	—	—	—	—	(791)	—	—	(791)	—	(791)	—
Net subscriptions (redemptions) and other	—	—	2,035	—	—	—	—	2,035	(1,432)	603	(13,359)
Cash dividends declared ($4.65 per common share)	—	—	—	(35,779)	—	—	—	(35,779)	—	(35,779)	—
Repurchases of common shares	(397,777)	—	—	—	—	397,777	(80,000)	(80,000)	—	(80,000)	—
Issuance of common shares related to employee stock transactions	123,599	1	(1)	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(16,450)	—	—	—	—	(16,450)		(16,450)	—
Stock-based compensation	—	—	19,772	—	—	—	—	19,772	—	19,772	—
Balances at September 30, 2022	7,231,973	$120	$1,281,780	$107,324	$(771)	4,798,373	$(589,248)	$799,205	$6,734	$805,939	$124,442

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

The Company provides investment management and related services to individuals and institutions. The Company’s retail investment management services are provided to individuals through products consisting of: mutual funds registered pursuant to the Investment Company Act of 1940, as amended ("U.S. retail funds"); Undertaking for Collective Investment in Transferable Securities ("UCITS") and Qualifying Investor Funds ("QIFs"), collectively, "global funds" and collectively with mutual funds, exchange traded funds ("ETFs"), and variable insurance funds, the "open-end funds"; closed-end funds (collectively, with open-end funds, the "funds"); and retail separate accounts. Institutional investment management services are offered through separate accounts and pooled or commingled structures to a variety of institutional clients. The Company also provides subadvisory services to other investment advisers and serves as the collateral manager for structured products.

2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Annual Report on Form 10-K") filed with the Securities and Exchange Commission (the "SEC"). The Company’s significant accounting policies, which have been consistently applied, are summarized in its 2021 Annual Report on Form 10-K.

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

    Investment Management Fees by Source
The following table summarizes investment management fees by source:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Investment management fees
Open-end funds	$80,234	$99,711	$262,486	$286,104
Closed-end funds	15,773	17,116	48,887	46,451
Retail separate accounts	39,154	46,625	134,069	126,612
Institutional accounts	37,689	37,681	119,249	108,745
Total investment management fees	$172,850	$201,133	$564,691	$567,912

4. Acquisitions
Stone Harbor Investment Partners
On January 1, 2022, the Company acquired Stone Harbor Investment Partners, LLC ("Stone Harbor"), which was accounted for in accordance with ASC 805, Business Combinations ("ASC 805"). Transaction consideration consisted of $28.2 million paid in cash at closing, net working capital adjustment of $0.7 million to be paid in the fourth quarter of 2022, and $1.2 million in contingent consideration recorded at fair value, which represents future potential earn-out payments based on pre-established performance metrics related to revenue retention and revenue growth rates. Future contingent consideration will be paid, if earned, in 2023, 2026 and 2027. The contingent consideration has been accounted for as a liability within contingent consideration on the Company's Condensed Consolidated Balance Sheet.

The initial transaction consideration of $30.1 million was allocated to the assets acquired and liabilities assumed, based upon their estimated fair values at the date of the acquisition, as well as goodwill of $10.3 million and definite-lived intangible assets of $10.8 million. The Company expects $21.1 million of the purchase price to be tax deductible over 15 years. The transaction consideration allocation is based upon preliminary information and is subject to change if additional information becomes available. The revenues and operating income of Stone Harbor were not material to the Company's results of operations for the three and nine months ended September 30, 2022.

The following table summarizes the identified acquired assets and liabilities assumed as of the Stone Harbor acquisition date:

January 1, 2022
(in thousands)
Assets:
Cash and cash equivalents	$8,443
Intangible assets	10,800
Goodwill	10,259
Other assets	54,264
Total Assets	83,766
Liabilities
Accounts payable, accrued and other liabilities	53,713
Total liabilities	53,713
Total Net Assets Acquired	$30,053

Identifiable Intangible Assets Acquired
The Company identified and recorded the following intangible assets as a result of the Stone Harbor acquisition:

	January 1, 2022
	Approximate Fair Value (in thousands)	Weighted Average of Useful Life (in years)
Definite-lived intangible assets:
Investment management agreements	$6,000	7.3
Trade names	1,000	6.0
Software	3,800	4.0
Total definite-lived intangible assets	$10,800
The fair value of investment management agreements was estimated using a discounted cash flow method, the fair value of the trade names was estimated using a royalty savings method, and the fair value of the software was estimated using a royalty savings method and replacement cost approach. The fair value estimates were prepared with the assistance of an independent valuation firm.

Westchester Capital Management
On October 1, 2021, the Company acquired Westchester Capital Management, LLC ("Westchester"), which was accounted for in accordance with ASC 805. Transaction consideration consisted of $156.8 million in cash and contingent consideration representing future potential earn-out payments based on pre-established performance metrics related to revenue growth rates, accounted for as a liability on the Company's Condensed Consolidated Balance sheet. Future contingent consideration payments will be made, if earned, in 2025 and 2026. As of September 30, 2022, the contingent consideration balance was $15.4 million.

The total transaction consideration of $169.3 million was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. Goodwill of $23.0 million and intangible assets of $144.4 million were recorded as a result of the acquisition. The Company expects $155.6 million of the purchase price to be tax deductible over 15 years. The revenues and operating income of Westchester were not material to the Company's results of operations for the three and nine months ended September 30, 2022.

Fund Adoption and NFJ Investment Group
On February 1, 2021, the Company executed an agreement with Allianz Global Investors U.S. LLC ("AGI"), pursuant to which the Company became the investment adviser, distributor and/or administrator of certain of AGI's open-end, closed-end and retail separate account assets. This transaction was classified as an asset acquisition, and the cost of the acquisition was allocated to the assets acquired on the basis of their relative fair values. Additionally, as part of the transaction, AGI’s Value Equity team joined the Company as a newly established affiliated manager, NFJ Investment Group ("NFJ"). The addition of NFJ was classified as a business combination under ASC 805, and assets acquired were recorded at fair value. Assets acquired primarily consisted of definite-lived intangible assets representing investment contracts as well as indefinite-lived assets consisting of goodwill related to NFJ. The revenues and operating income of NFJ were not material to the Company's results of operations for the three and nine months ended September 30, 2022 or 2021.

Transaction consideration consists of variable cash payments based on a percentage of the investment management fees earned on certain open-end, closed-end and retail separate account assets from the transaction. Payments are to be made annually on the anniversary of the closing date of the transactions over seven years. Contingent payment obligations related to NFJ, which were accounted for in accordance with ASC 805, are remeasured at fair value as of each reporting period-end, with the change in fair value recorded within the Condensed Consolidated Statement of Operations. An estimate of these future payments has been recorded as a liability and included as contingent consideration on the Company's Condensed Consolidated Balance Sheet. A payment of $33.0 million was made in the first quarter of 2022. The estimated value of future revenue participation payments at September 30, 2022 was $117.0 million.

5. Goodwill and Intangible Assets, Net
Activity in goodwill was as follows:

(in thousands)
Balance at December 31, 2021	$338,406
Acquisitions	10,430
Balance at September 30, 2022	$348,836

Below is a summary of intangible assets, net:

	Definite-Lived			Indefinite-Lived	Total
(in thousands)	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balances at December 31, 2021	$755,576	$(297,303)	$458,273	$42,298	$500,571
Additions	10,800	—	10,800	—	10,800
Intangible amortization	—	(43,895)	(43,895)	—	(43,895)
Balances at September 30, 2022	$766,376	$(341,198)	$425,178	$42,298	$467,476

Definite-lived intangible asset amortization for the remainder of fiscal year 2022 and succeeding fiscal years is estimated as follows:

Fiscal Year	Amount (in thousands)
Remainder of 2022	$14,609
2023	57,835
2024	52,194
2025	47,426
2026	46,446
2027 and thereafter	206,668
Total	$425,178

6. Investments
Investments consist primarily of investments in the Company's sponsored products. The Company's investments, excluding the assets of consolidated investment products ("CIP") discussed in Note 17, at September 30, 2022 and December 31, 2021 were as follows:

(in thousands)	September 30, 2022	December 31, 2021
Investment securities - fair value	$73,134	$80,335
Equity method investments (1)	11,593	13,038
Nonqualified retirement plan assets	11,588	13,321
Other investments	1,930	2,196
Total investments	$98,245	$108,890
(1)     The Company's equity method investments are valued on a three-month lag based upon the availability of financial information.

Investment Securities - fair value
Investment securities - fair value consist of investments in the Company's sponsored funds and separately managed accounts. The composition of the Company’s investment securities - fair value was as follows:

	September 30, 2022		December 31, 2021
(in thousands)	Cost	Fair Value	Cost	Fair Value
Investment Securities - fair value
Sponsored funds	$70,788	$61,699	$63,090	$66,326
Equity securities	11,570	11,435	10,659	14,009
Total investment securities - fair value	$82,358	$73,134	$73,749	$80,335

For each of the three and nine months ended September 30, 2022, the Company recognized net realized gains of $0.4 million on the sale of its investment securities - fair value. For the three and nine months ended September 30, 2021, the Company recognized net realized gains of $0.2 million and $2.0 million, respectively, on the sale of its investment securities - fair value.

7. Fair Value Measurements
The Company’s assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of CIP discussed in Note 17, as of September 30, 2022 and December 31, 2021 by fair value hierarchy level were as follows:

September 30, 2022

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$242,567	$—	$—	$242,567
Investment securities - fair value
Sponsored funds	61,699	—	—	61,699
Equity securities	11,435	—	—	11,435
Nonqualified retirement plan assets	11,588	—	—	11,588
Total assets measured at fair value	$327,289	$—	$—	$327,289

Liabilities
Contingent consideration	$—	$—	$72,980	$72,980
Total liabilities measured at fair value	$—	$—	$72,980	$72,980

December 31, 2021

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$307,277	$—	$—	$307,277
Investment securities - fair value
Sponsored funds	66,326	—	—	66,326
Equity securities	14,009	—	—	14,009
Nonqualified retirement plan assets	13,321	—	—	13,321
Total assets measured at fair value	$400,933	$—	$—	$400,933

Liabilities
Contingent consideration	$—	$—	$88,400	$88,400
Total liabilities measured at fair value	$—	$—	$88,400	$88,400

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

The following table presents a reconciliation of beginning and ending balances of recurring fair value measurements classified as Level 3:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Contingent consideration, beginning of period	$72,980	$63,500	$88,400	$—
Additions for acquisition	—	—	1,200	63,500
Reduction for payments made	—	—	(19,520)	—
Increase (reduction) of liability related to re-measurement of fair value	—	—	2,900	—
Contingent consideration, end of period	$72,980	$63,500	$72,980	$63,500

8. Equity Transactions
Dividends Declared
On August 17, 2022, the Company declared a quarterly cash dividend of $1.65 per common share to be paid on November 15, 2022 to stockholders of record at the close of business on October 31, 2022.

Common Stock Repurchases
During the three and nine months ended September 30, 2022, the Company repurchased 50,422 and 397,777 common shares, respectively, at a weighted average price of $198.29 and $201.09 per share, respectively, for a total cost, including fees and expenses, of $10.0 million and $80.0 million, respectively, under its share repurchase program. In May 2022, the Company's Board of Directors authorized an additional 750,000 shares to be repurchased under the share repurchase program. As of September 30, 2022, 881,672 shares remained available for repurchase. Under the terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

9. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2022 and 2021 were as follows:

Foreign Currency Translation Adjustments (in thousands)
Balance at December 31, 2021	$20
Net current-period other comprehensive income (loss) (1)	(791)
Balance at September 30, 2022	$(771)

Foreign Currency Translation Adjustments (in thousands)
Balance at December 31, 2020	$29
Net current-period other comprehensive income (loss) (1)	(11)
Balance at September 30, 2021	$18
(1) Consists of foreign currency translation adjustments, net of tax of $280 and $4 for the nine months ended September 30, 2022 and 2021, respectively.

10. Stock-Based Compensation
Equity-based awards, including restricted stock units ("RSUs"), performance stock units ("PSUs"), stock options and unrestricted shares of common stock may be granted to officers, employees and directors of the Company pursuant to the

Company's Omnibus Incentive and Equity Plan (the "Omnibus Plan"). At September 30, 2022, 661,463 shares of common stock remained available for issuance of the 3,370,000 shares that are authorized for issuance under the Omnibus Plan.

Stock-based compensation expense is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Stock-based compensation expense	$5,148	$5,989	$19,267	$21,833

Restricted Stock Units
Each RSU entitles the holder to one share of common stock when the restriction expires. RSUs may be time-vested or performance-contingent (PSUs) that convert into RSUs after performance measurement is complete and generally vest in one to three years. Shares that are issued upon vesting are newly issued shares from the Omnibus Plan and are not issued from treasury stock.

RSU activity, inclusive of PSUs, for the nine months ended September 30, 2022 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	430,730	$138.01
Granted	183,277	$194.54
Forfeited	(37,069)	$117.60
Settled	(196,518)	$118.79
Outstanding at September 30, 2022	380,420	$177.16

For the nine months ended September 30, 2022 and 2021, a total of 77,508 and 72,795 RSUs, respectively, were withheld by the Company as a result of net share settlements to settle minimum employee tax withholding obligations. The Company paid $16.5 million and $19.4 million for the nine months ended September 30, 2022 and 2021, respectively, in minimum employee tax withholding obligations related to RSUs withheld for the net share settlements. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

During the nine months ended September 30, 2022, the Company granted 30,516 PSUs that contain performance-based metrics in addition to a service condition. Compensation expense for PSUs is generally recognized over a three-year service period based upon the value determined using a combination of (i) the intrinsic value method, for awards that contain a performance metric that represents a "performance condition" in accordance with ASC 718, Stock Compensation ("ASC 718") and (ii) the Monte Carlo simulation valuation model for awards that contain a "market condition" performance metric under ASC 718. Compensation expense for PSU awards that contain a market condition is fixed at the date of grant and will not be adjusted in future periods based upon the achievement of the market condition. Compensation expense for PSU awards with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period.

As of September 30, 2022, unamortized stock-based compensation expense for unvested RSUs and PSUs was $32.5 million with a weighted-average remaining contractual life of 1.2 years.

11. Restructuring Expense
During the three and nine months ended September 30, 2022, the Company incurred $4.0 million in restructuring costs, primarily related to the write-down of right-of-use assets for a lease in conjunction with the consolidation of certain office space.

12. Earnings (Loss) Per Share
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

The computation of basic and diluted EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Net Income (Loss)	$27,415	$72,511	$80,793	$200,822
Noncontrolling interests	4,265	(13,775)	1,348	(42,531)
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$31,680	$58,736	$82,141	$158,291
Shares (in thousands):
Basic: Weighted-average number of shares outstanding	7,308	7,691	7,434	7,688
Plus: Incremental shares from assumed conversion of dilutive instruments	155	293	202	340
Diluted: Weighted-average number of shares outstanding	7,463	7,984	7,636	8,028
Earnings (Loss) per Share—Basic	$4.33	$7.64	$11.05	$20.59
Earnings (Loss) per Share—Diluted	$4.25	$7.36	$10.76	$19.72

The following table details the securities that have been excluded from the above computation of weighted-average number of shares for diluted EPS, because the effect would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Restricted stock units	31	5	32	2
Total anti-dilutive securities	31	5	32	2

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

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 35.2% and 24.0% for the nine months ended September 30, 2022 and 2021, respectively. The higher estimated effective tax rate for the nine months ended September 30, 2022 was primarily due to valuation allowances recorded in the current year for the tax effects of unrealized losses on certain Company investments.

14. Debt
Credit Agreement
The Company's credit agreement, as amended (the "Credit Agreement"), comprises (i) a $275.0 million seven-year term loan (the "Term Loan") expiring in September 2028, and (ii) a $175.0 million revolving credit facility with a five-year term expiring in September 2026. During the nine months ended September 30, 2022, the Company repaid $12.1 million outstanding under its Term Loan. At September 30, 2022, $262.2 million was outstanding under the Term Loan and there were no outstanding borrowings under the revolving credit facility. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented in the Condensed Consolidated Balance Sheet net of related debt issuance costs, which were $6.8 million as of September 30, 2022.

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

Redeemable noncontrolling interests for the nine months ended September 30, 2022 included the following amounts:

(in thousands)	CIP	Affiliate Noncontrolling Interests	Total
Balances at December 31, 2021	$12,416	$126,549	$138,965
Net income (loss) attributable to noncontrolling interests	(2,222)	6,000	3,778
Changes in redemption value (1)	—	(4,942)	(4,942)
Total net income (loss) attributable to noncontrolling interests	(2,222)	1,058	(1,164)
Affiliate equity sales (purchases)	—	(11,089)	(11,089)
Net subscriptions (redemptions) and other	5,966	(8,236)	(2,270)
Balances at September 30, 2022	$16,160	$108,282	$124,442
(1) Relates to noncontrolling interests redeemable at other than fair value.

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

The following table presents the balances of CIP that, after intercompany eliminations, were reflected on the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021:

	As of
	September 30, 2022			December 31, 2021
	VOEs	VIEs		VOEs	VIEs
(in thousands)		CLOs	Other		CLOs	Other
Cash and cash equivalents	$781	$83,660	$1,941	$787	$205,192	$1,245
Investments	19,451	1,901,419	56,105	21,544	2,055,107	63,587
Other assets	112	16,542	778	64	43,327	819
Notes payable	—	(1,864,943)	—	—	(2,033,617)	—
Securities purchased payable and other liabilities	(597)	(71,674)	(212)	(558)	(184,214)	(296)
Noncontrolling interests	(5,862)	(6,734)	(10,298)	(4,935)	(8,350)	(7,481)
Net interests in CIP	$13,885	$58,270	$48,314	$16,902	$77,445	$57,874

Consolidated CLOs
The majority of the Company's CIP that are VIEs are CLOs. At September 30, 2022, the Company consolidated six CLOs. The financial information of certain CLOs is included on the Company's condensed consolidated financial statements on a one-month lag based upon the availability of their financial information. A majority-owned consolidated private fund, whose primary purpose is to invest in CLOs for which the Company serves as the collateral manager, is also included.

Investments of CLOs
The CLOs held investments of $1.9 billion at September 30, 2022 consisting of bank loan investments, which comprise the majority of the CLOs' portfolio asset collateral and are senior secured corporate loans across a variety of industries. These bank loan investments mature at various dates between 2023 and 2030 and pay interest at LIBOR plus a spread of up to 10.0%. The CLOs may elect to reinvest any prepayments received on bank loan investments up until the periods between October 2019 and October 2026, depending on the CLO. Generally, subsequent prepayments received after the reinvestment period must be used to pay down the note obligations. At September 30, 2022, the fair value of the senior bank loans was less than the unpaid principal balance by $110.4 million. At September 30, 2022, there were no material collateral assets in default.

Notes Payable of CLOs
The CLOs held notes payable with a total value, at par, of $2.1 billion at September 30, 2022, consisting of senior secured floating rate notes payable with a par value of $1.9 billion and subordinated notes with a par value of $233.7 million. These note obligations bear interest at variable rates based on LIBOR plus a pre-defined spread ranging from 0.8% to 8.9%.

The principal amounts outstanding of these note obligations mature on dates ranging from October 2027 to October 2034.

The Company's beneficial interests and maximum exposure to loss related to these consolidated CLOs is limited to (i) ownership in the subordinated notes and (ii) accrued management fees. The secured notes of the consolidated CLOs have contractual recourse only to the related assets of the CLO and are classified as financial liabilities. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative prescribed by ASU 2014-13, Consolidation (Topic 810) ("ASU 2014-13") results in the net assets of the consolidated CLOs shown above to be equivalent to the beneficial interests retained by the Company at September 30, 2022, as shown in the table below:

(in thousands)
Subordinated notes	$57,087
Accrued investment management fees	1,183
Total Beneficial Interests	$58,270

The following table represents income and expenses of the consolidated CLOs included on the Company’s Condensed Consolidated Statements of Operations for the period indicated:

Nine Months Ended September 30, 2022
(in thousands)
Income:
Realized and unrealized gain (loss), net	$(26,864)
Interest income	68,152
Total Income	41,288

Expenses:
Other operating expenses	1,495
Interest expense	46,860
Total Expense	48,355
Noncontrolling interests	184
Net Income (Loss) Attributable to CIP	$(6,883)

As summarized in the table below, the application of the measurement alternative as prescribed by ASU 2014-13 results in the consolidated net income summarized above to be equivalent to the Company’s own economic interests in the consolidated CLOs, which are eliminated upon consolidation:

Nine Months Ended September 30, 2022
(in thousands)
Distributions received and unrealized gains (losses) on the subordinated notes held by the Company	$(13,024)
Investment management fees	6,141
Total Economic Interests	$(6,883)

Fair Value Measurements of CIP
The assets and liabilities of CIP measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 by fair value hierarchy level were as follows:

As of September 30, 2022

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$83,660	$—	$—	$83,660
Debt investments	809	1,905,523	44,495	1,950,827
Equity investments	20,822	4,012	1,314	26,148
Total assets measured at fair value	$105,291	$1,909,535	$45,809	$2,060,635
Liabilities
Notes payable	$—	$1,864,943	$—	$1,864,943
Short sales	395	—	—	395
Total liabilities measured at fair value	$395	$1,864,943	$—	$1,865,338

As of December 31, 2021

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$205,192	$—	$—	$205,192
Debt investments	273	2,107,736	2,695	2,110,704
Equity investments	26,111	2,961	462	29,534
Total assets measured at fair value	$231,576	$2,110,697	$3,157	$2,345,430
Liabilities
Notes payable	$—	$2,033,617	$—	$2,033,617
Short sales	515	—	—	515
Total liabilities measured at fair value	$515	$2,033,617	$—	$2,034,132

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

The securities purchase payable at September 30, 2022 and December 31, 2021 approximated fair value due to the short-term nature of the instruments.

The following table is a reconciliation of assets of CIP for Level 3 investments for which significant unobservable inputs were used to determine fair value:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Balance at beginning of period	$3,157	$54,182
Realized gains (losses), net	(596)	(209)
Change in unrealized gains (losses), net	(425)	1,580
Purchases	1,930	8,267
Amortization	9	78
Sales	(12,142)	(31,501)
Transfers to Level 2	(53,746)	(54,445)
Transfers from Level 2	107,622	68,635
Balance at end of period (1)	$45,809	$46,587

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

The Company has interests in certain other VIEs that the Company does not consolidate as it is not the primary beneficiary since its interest in these entities does not provide the Company with the power to direct the activities that most significantly impact the entities' economic performance. At September 30, 2022, the carrying value and maximum risk of loss related to the Company's interest in these VIEs was $25.4 million.

18. Subsequent Event
On October 19, 2022, the Company entered into an agreement to acquire AlphaSimplex Group, LLC, a leading manager of liquid alternative investment solutions with $10.9 billion of assets under management at September 30, 2022. The transaction is expected to close near the end of the first quarter of 2023, subject to customary closing conditions, necessary regulatory approvals, and approvals by the mutual fund boards and fund shareholders.

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

We distribute our open-end funds principally through financial intermediaries. We have broad distribution access in the U.S. retail market, with distribution partners that include national and regional broker-dealers, independent broker-dealers and registered investment advisers, banks and insurance companies. In many of these firms, we have a number of products that are on preferred "recommended" lists and on fee-based advisory programs. Our sales efforts are supported by regional sales professionals, a national account relationship group, and separate teams for ETFs and the retirement and insurance channels. Our retail separate accounts are distributed through financial intermediaries and directly to private clients by teams at an affiliated manager.

Our institutional services are marketed through relationships with consultants as well as directly to clients. We target key market segments, including foundations and endowments, corporate, public and private pension plans, and subadvisory relationships.

Financial Highlights
▪Net income per diluted share was $4.25 in the third quarter of 2022, a decrease of $3.11, or 42.3%, as compared to net income per diluted share of $7.36 in the third quarter of 2021.
▪Total sales were $5.7 billion in the third quarter of 2022, a decrease of $1.9 billion, or 24.9%, from $7.6 billion in the third quarter of 2021. Net outflows were $3.3 billion in the third quarter of 2022 compared to $0.5 billion in the third quarter of 2021.
▪Assets under management were $145.0 billion at September 30, 2022, a decrease of $32.3 billion, or 18.2%, from September 30, 2021.

AlphaSimplex
On October 19, 2022, the Company entered into an agreement to acquire AlphaSimplex, a leading manager of liquid alternative investment solutions with $10.9 billion of assets under management at September 30, 2022. Under the agreement, the Company would acquire 100% of AlphaSimplex for $130.0 million at closing which includes deferred retention incentives for management. The transaction is expected to close near the end of the first quarter of 2023, subject to customary closing conditions, necessary regulatory approvals, and approvals by the mutual fund boards and fund shareholders.

Stone Harbor Investment Partners
On January 1, 2022, the Company acquired Stone Harbor Investment Partners LLC ("Stone Harbor"), a premier manager of emerging markets debt, multi-asset credit, global corporate, and other strategies with $14.7 billion of assets under management at December 31, 2021.

Westchester Capital Management
On October 1, 2021, the Company acquired of Westchester Capital Management ("Westchester"), a recognized leader in global event-driven strategies with $5.1 billion of assets under management.

Fund Adoption and NFJ Investment Group
On February 1, 2021, the Company executed an agreement with Allianz Global Investors U.S. LLC ("AGI"), pursuant to which NFJ Investment Group ("NFJ") was established as a new affiliated investment manager, and the Company became the investment adviser, distributor and/or administrator for $29.5 billion of AGI's open-end, closed-end, institutional and retail separate account assets.

Assets Under Management
At September 30, 2022, total assets under management were $145.0 billion, representing a decrease of $32.3 billion, or 18.2%, from September 30, 2021, and a decrease of $42.2 billion, or 22.6%, from December 31, 2021. The decrease from

September 30, 2021 was due to $39.6 billion of negative market performance and $10.0 billion of net outflows partially offset by an increase of $19.8 billion in assets under management from the addition of Stone Harbor and Westchester. The decrease from December 31, 2021 was due to $45.9 billion in negative market performance and $10.0 billion of net outflows, partially offset by an increase of $14.7 billion in assets under management from the addition of Stone Harbor.

Other Fee Earning Assets
Other fee earning assets include assets for which we provide services for an asset-based fee but do not serve as the investment adviser. Other fee earning assets are not included in our assets under management. At September 30, 2021, we had $2.5 billion of other fee earning assets.

Operating Results
In the third quarter of 2022, total revenues decreased 16.6% to $210.3 million from $252.1 million in the third quarter of 2021, primarily as a result of lower average assets under management due to negative market performance and net outflows partially offset by an increase in assets under management from Stone Harbor and Westchester. Operating income decreased $49.3 million to $44.0 million in the third quarter of 2022 compared to $93.3 million in the third quarter of 2021, due primarily to the previously mentioned factors.

Assets Under Management by Product
The following table summarizes our assets under management by product:

	As of September 30,		Change
(in millions)	2022	2021	$	%
Open-End Funds (1)	$54,454	$74,365	$(19,911)	(26.8)%
Closed-End Funds	10,146	11,721	(1,575)	(13.4)%
Retail Separate Accounts	33,381	41,528	(8,147)	(19.6)%
Institutional Accounts (2)	46,993	49,691	(2,698)	(5.4)%
Total	$144,974	$177,305	$(32,331)	(18.2)%
Average Assets Under Management (3)	$172,853	$168,934	$3,919	2.3%
(1)Represents assets under management of U.S. retail funds, global funds, ETFs and variable insurance funds.
(2)Represents assets under management of institutional separate and commingled accounts including structured products.
(3)Averages are calculated as follows:
–Funds - average daily or weekly balances
–Retail Separate Accounts - prior-quarter ending balance
–Institutional Accounts - average of month-end balances

Asset Flows by Product
The following table summarizes asset flows by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Open-End Funds (1)
Beginning balance	$59,479	$76,593	$78,706	$51,608
Inflows	2,880	3,809	10,956	14,812
Outflows	(5,689)	(5,168)	(21,710)	(15,582)
Net flows	(2,809)	(1,359)	(10,754)	(770)
Market performance	(2,012)	(775)	(17,919)	4,026
Other (2)	(204)	(94)	4,421	19,501
Ending balance	$54,454	$74,365	$54,454	$74,365
Closed-End Funds
Beginning balance	$10,645	$11,993	$12,068	$5,914
Inflows	157	3	189	3
Outflows	—	—	—	—
Net flows	157	3	189	3
Market performance	(531)	(114)	(1,977)	505
Other (2)	(125)	(161)	(134)	5,299
Ending balance	$10,146	$11,721	$10,146	$11,721
Retail Separate Accounts
Beginning balance	$35,248	$40,578	$44,538	$29,751
Inflows	1,179	2,003	4,489	6,975
Outflows	(1,418)	(1,231)	(4,789)	(2,960)
Net flows	(239)	772	(300)	4,015
Market performance	(1,628)	178	(10,857)	4,229
Other (2)	—	—	—	3,533
Ending balance	$33,381	$41,528	$33,381	$41,528
Institutional Accounts (3)
Beginning balance	$50,048	$49,474	$51,874	$44,921
Inflows	1,507	1,808	7,408	5,994
Outflows	(1,930)	(1,727)	(6,585)	(5,779)
Net flows	(423)	81	823	215
Market performance	(2,475)	258	(15,144)	4,259
Other (2)	(157)	(122)	9,440	296
Ending balance	$46,993	$49,691	$46,993	$49,691
Total
Beginning balance	$155,420	$178,638	$187,186	$132,194
Inflows	5,723	7,623	23,042	27,784
Outflows	(9,037)	(8,126)	(33,084)	(24,321)
Net flows	(3,314)	(503)	(10,042)	3,463
Market performance	(6,646)	(453)	(45,897)	13,019
Other (2)	(486)	(377)	13,727	28,629
Ending balance	$144,974	$177,305	$144,974	$177,305
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
(3)Represents assets under management of institutional separate and commingled accounts including structured products.

Assets Under Management by Asset Class
The following table summarizes assets under management by asset class:

	As of September 30,		Change		% of Total
(in millions)	2022	2021	$	%	2022	2021
Asset Class
Equity	$78,034	$112,732	$(34,698)	(30.8)%	53.7%	63.6%
Fixed income	36,910	35,240	1,670	4.7%	25.5%	19.9%
Multi-asset (1)	19,364	23,641	(4,277)	(18.1)%	13.4%	13.3%
Alternatives (2)	10,666	5,692	4,974	87.4%	7.4%	3.2%
Total	$144,974	$177,305	$(32,331)	(18.2)%	100.0%	100.0%

(1)     Includes strategies with substantial holdings in at least two of the following asset classes: equity, fixed income, and alternatives.
(2) Consists of event-driven, real estate securities, infrastructure, long/short and other strategies.

Average Assets Under Management and Average Fees Earned
The following table summarizes the average management fees earned in basis points and average assets under management:

	Three Months Ended September 30,
	Average Fee Earned (expressed in basis points)		Average Assets Under Management (in millions) (3)
	2022	2021	2022	2021
Products
Open-End Funds (1)	46.8	45.7	$60,185	$76,368
Closed-End Funds	57.0	56.2	10,971	12,091
Retail Separate Accounts	42.2	44.0	35,248	40,578
Institutional Accounts (2)	31.3	31.3	50,668	50,542
All Products	41.5	42.0	$157,072	$179,579

	Nine Months Ended September 30,
	Average Fee Earned (expressed in basis points)		Average Assets Under Management (in millions) (3)
	2022	2021	2022	2021
Products
Open-End Funds (1)	46.4	46.3	$67,105	$72,930
Closed-End Funds	57.4	55.8	$11,379	$11,122
Retail Separate Accounts	42.9	44.6	$40,203	$36,647
Institutional Accounts (2)	31.1	32.1	$54,166	$48,235
All Products	41.5	42.5	$172,853	$168,934

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

The average fee rate earned on all products for the three and nine months ended September 30, 2022 decreased by 0.5 basis points and 1.0 basis points, respectively, compared to the same periods in the prior year primarily due to a lower proportion of assets under management in equity products as a result of negative equity markets in the current year periods partially offset by a higher proportion of alternative assets in the current year periods.

Results of Operations
Summary Financial Data

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2022	2021	2022 vs. 2021	%	2022	2021	2022 vs. 2021	%
Investment management fees	$172,850	$201,133	$(28,283)	(14.1)%	$564,691	$567,912	$(3,221)	(0.6)%
Other revenue	37,411	50,931	(13,520)	(26.5)%	123,317	145,060	(21,743)	(15.0)%
Total revenues	210,261	252,064	(41,803)	(16.6)%	688,008	712,972	(24,964)	(3.5)%
Total operating expenses	166,244	158,782	7,462	4.7%	521,769	471,137	50,632	10.7%
Operating income (loss)	44,017	93,282	(49,265)	(52.8)%	166,239	241,835	(75,596)	(31.3)%
Other income (expense), net	(11,592)	(2,304)	(9,288)	403.1%	(59,262)	1,738	(61,000)	N/M
Interest income (expense), net	5,744	7,356	(1,612)	(21.9)%	17,785	20,626	(2,841)	(13.8)%
Income (loss) before income taxes	38,169	98,334	(60,165)	(61.2)%	124,762	264,199	(139,437)	(52.8)%
Income tax expense (benefit)	10,754	25,823	(15,069)	(58.4)%	43,969	63,377	(19,408)	(30.6)%
Net income (loss)	27,415	72,511	(45,096)	(62.2)%	80,793	200,822	(120,029)	(59.8)%
Noncontrolling interests	4,265	(13,775)	18,040	(131.0)%	1,348	(42,531)	43,879	(103.2)%
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$31,680	$58,736	$(27,056)	(46.1)%	$82,141	$158,291	$(76,150)	(48.1)%
Earnings (loss) per share-diluted	$4.25	$7.36	$(3.11)	(42.3)%	$10.76	$19.72	$(8.96)	(45.4)%
N/M = Not Meaningful

Revenues
Revenues by source were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2022	2021	2022 vs. 2021	%	2022	2021	2022 vs. 2021	%
Investment management fees
Open-end funds	$80,234	$99,711	$(19,477)	(19.5)%	$262,486	$286,104	$(23,618)	(8.3)%
Closed-end funds	15,773	17,116	(1,343)	(7.8)%	48,887	46,451	2,436	5.2%
Retail separate accounts	39,154	46,625	(7,471)	(16.0)%	134,069	126,612	7,457	5.9%
Institutional accounts	37,689	37,681	8	0.0%	119,249	108,745	10,504	9.7%
Total investment management fees	172,850	201,133	(28,283)	(14.1)%	564,691	567,912	(3,221)	(0.6)%
Distribution and service fees	15,746	23,293	(7,547)	(32.4)%	52,912	67,091	(14,179)	(21.1)%
Administration and shareholder service fees	20,563	26,479	(5,916)	(22.3)%	66,889	74,916	(8,027)	(10.7)%
Other income and fees	1,102	1,159	(57)	(4.9)%	3,516	3,053	463	15.2%
Total revenues	$210,261	$252,064	$(41,803)	(16.6)%	$688,008	$712,972	$(24,964)	(3.5)%

Investment Management Fees
Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payments. Investment management fees decreased by $28.3 million, or 14.1%, for the three months ended September 30, 2022, and decreased $3.2 million, or 0.6%, for the nine months ended September 30, 2022, compared to the same periods in the prior year. The decrease in investment management fees during the three-month period was due to a decrease in average assets under management of $22.5 billion, or 12.5%, as well as a lower blended fee rate, partially offset by the addition of Stone Harbor and

Westchester assets under management. The decrease in investment management fees during the nine-month period was due to the lower blended fee rate offset by an increase in average assets under management of $3.9 billion, or 2.3%, as a result of the addition of Stone Harbor and Westchester.

Distribution and Service Fees
Distribution and service fees are sales- and asset-based fees earned from open-end funds for marketing and distribution services. Distribution and service fees decreased by $7.5 million, or 32.4%, and $14.2 million, or 21.1%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year, due primarily to lower sales for open-end funds in share classes that have sales-based distribution and service fees.

Administration and Shareholder Service Fees
Administration and shareholder service fees represent fees earned for fund administration and shareholder services from our U.S. retail funds, ETFs, and certain of our closed-end funds. Fund administration and shareholder service fees decreased by $5.9 million, or 22.3%, and $8.0 million, or 10.7%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year primarily due to the net decrease in average assets under management for our open-end and closed-end funds during the periods as a result of market performance and net outflows in our open-end funds.

Other Income and Fees
Other income and fees primarily represent fees related to other fee-earning assets and contingent sales charges earned from investor redemptions of certain shares sold without a front-end sales charge. Other income and fees increased by $0.5 million, or 15.2%, for the nine months ended September 30, 2022, compared to the same period in the prior year. The increase for the nine months ended September 30, 2022 was primarily due to higher redemption income in the period.

Operating Expenses
Operating expenses by category were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2022	2021	2022 vs. 2021	%	2022	2021	2022 vs. 2021	%
Operating expenses
Employment expenses	$88,230	$87,345	$885	1.0%	$283,583	$266,734	$16,849	6.3%
Distribution and other asset-based expenses	26,818	36,692	(9,874)	(26.9)%	88,247	105,007	(16,760)	(16.0)%
Other operating expenses	31,096	22,800	8,296	36.4%	94,367	64,326	30,041	46.7%
Other operating expenses of CIP	538	639	(101)	(15.8)%	1,927	1,857	70	3.8%
Restructuring expense	4,015	—	4,015	100.0%	4,015	—	4,015	100.0%
Change in fair value of contingent consideration	—	—	—	—%	2,900	—	2,900	100.0%
Depreciation expense	938	915	23	2.5%	2,835	2,994	(159)	(5.3)%
Amortization expense	14,609	10,391	4,218	40.6%	43,895	30,219	13,676	45.3%
Total operating expenses	$166,244	$158,782	$7,462	4.7%	$521,769	$471,137	$50,632	10.7%

Employment Expenses
Employment expenses consist of fixed and variable compensation and related employee benefit costs. Employment expenses for the three and nine months ended September 30, 2022 were $88.2 million and $283.6 million, which represented an increase of $0.9 million, or 1.0%, and $16.8 million, or 6.3%, respectively, compared to the same periods in the prior year. The increases in both periods were primarily due to the addition of Stone Harbor and Westchester.

Distribution and Other Asset-Based Expenses
Distribution and other asset-based expenses consist primarily of payments to third-party client intermediaries for providing services to investors in sponsored investment products. These payments are primarily based on assets under management or on a percentage of sales. Distribution and other asset-based expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized on a straight-line basis over the period commissions are recovered from distribution fee revenues and contingent sales charges received upon redemption of shares. During the three and nine months ended

September 30, 2022, distribution and other asset-based expenses decreased $9.9 million, or 26.9%, and $16.8 million, or 16.0%, respectively, as compared to the same periods in the prior year primarily due to lower sales and a decrease in assets under management in share classes that have sales- and asset-based distribution and other asset-based expenses.

Other Operating Expenses
Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and distribution related costs, rent and occupancy expenses, and other business costs. For the three and nine months ended September 30, 2022, other operating expenses increased by $8.3 million, or 36.4%, and $30.0 million, or 46.7%, respectively, as compared to the same periods in the prior year primarily due to the addition of Stone Harbor and Westchester, as well as higher travel and related expenses.

Other Operating Expenses of CIP
Other operating expenses of CIP remained consistent during the three and nine months ended September 30, 2022, compared to the same periods in the prior year.

Restructuring Expense
Restructuring expense primarily consist of costs incurred during the three and nine months ended September 30, 2022 related to the write-down of right-of-use assets for a lease in conjunction with the consolidation of certain office space.

Change in Fair Value of Contingent Consideration
Our contingent consideration related to our NFJ, Westchester and Stone Harbor transactions are remeasured at fair value each reporting date taking into consideration changes in various estimates, including probability of success, discount rates and amount of time until the conditions of the contingent payments are achieved. The change in fair value is recorded in the current period as a gain or loss. The change in value of continent consideration of $2.9 million during the nine months ended September 30, 2022 was primarily attributable to higher future revenue projections and the time value of money.

Depreciation Expense
Depreciation expense consists primarily of the straight-line depreciation of furniture, equipment and leasehold improvements. Depreciation expense remained consistent during the three and nine months ended September 30, 2022, compared to the same periods in the prior year.

Amortization Expense
Amortization expense consists of the amortization of definite-lived intangible assets over their estimated useful lives. Amortization expense increased $4.2 million, or 40.6%, and $13.7 million, or 45.3%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year. The increases during the three- and nine-month periods were due to the additional amortization associated with the acquisitions of Stone Harbor and Westchester.

Other Income (Expense)
Other Income (Expense), net by category were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2022	2021	2022 vs. 2021	%	2022	2021	2022 vs. 2021	%
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	$(2,493)	$(504)	$(1,989)	394.6%	$(16,018)	$2,881	$(18,899)	(656.0)%
Realized and unrealized gain (loss) of CIP, net	(8,440)	(2,801)	(5,639)	201.3%	(43,443)	(4,741)	(38,702)	816.3%
Other income (expense), net	(659)	1,001	(1,660)	(165.8)%	199	3,598	(3,399)	(94.5)%
Total Other Income (Expense), net	$(11,592)	$(2,304)	$(9,288)	403.1%	$(59,262)	$1,738	$(61,000)	(3,509.8)%

Realized and unrealized gain (loss) on investments, net
Realized and unrealized gain (loss) on investments, net changed during the three and nine months ended September 30, 2022 by $(2.0) million and $(18.9) million, respectively, as compared to the same periods in the prior year. The realized and unrealized gains and losses during the periods reflected changes in overall market conditions experienced during the periods.

Realized and unrealized gain (loss) of CIP, net
Realized and unrealized gain (loss) of CIP, net changed $(5.6) million and $(38.7) million during the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year. The changes for the three and nine months ended September 30, 2022 consisted primarily of an increase in net realized and unrealized gains of $5.7 million and losses of $119.1 million, respectively, due to changes in market values of leveraged loans, partially offset by changes in unrealized losses of $11.3 million and gains of $80.4 million, respectively, related to the value of the notes payable.
Other income (expense), net
Other income (expense), net decreased $1.7 million and $3.4 million during the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year. The decreases during the three- and nine-month periods were primarily due to lower equity method investment income during the current year periods.

Interest Income (Expense)
Interest Income (Expense), net by category were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2022	2021	2022 vs. 2021	%	2022	2021	2022 vs. 2021	%
Interest Income (Expense)
Interest expense	$(3,557)	$(2,348)	$(1,209)	51.5%	$(8,661)	$(6,918)	$(1,743)	25.2%
Interest and dividend income	1,013	269	744	276.6%	1,870	571	1,299	227.5%
Interest and dividend income of investments of CIP	28,644	22,877	5,767	25.2%	71,436	69,315	2,121	3.1%
Interest expense of CIP	(20,356)	(13,442)	(6,914)	51.4%	(46,860)	(42,342)	(4,518)	10.7%
Total Interest Income (Expense), net	$5,744	$7,356	$(1,612)	(21.9)%	$17,785	$20,626	$(2,841)	(13.8)%

Interest Expense
Interest expense increased $1.2 million, or 51.5%, and $1.7 million, or 25.2%, during the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year. The increases were attributable to higher interest rates.

Interest and Dividend Income
Interest and dividend income increased $0.7 million, or 276.6%, and $1.3 million, or 227.5%, during the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year. The increases were attributable to higher average investment balances and increasing interest rates during the current year periods compared to prior year periods.

Interest and Dividend Income of Investments of CIP
Interest and dividend income of investments of CIP increased $5.8 million, or 25.2%, and $2.1 million, or 3.1%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year. The increases were primarily due to higher average interest rates.

Interest Expense of CIP
Interest expense of CIP represents interest expense on the notes payable of CIP. Interest expense of CIP increased $6.9 million, or 51.4%, and $4.5 million, or 10.7%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year. The increases during the three and nine months ended September 30, 2022 were primarily due to higher average interest rates.

Income Tax Expense (Benefit)
The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 35.2% and 24.0% for the nine months ended September 30, 2022 and 2021, respectively. The higher estimated effective tax rate for the nine months ended September 30, 2022 was primarily due to valuation allowances recorded in the current year for the tax effects of unrealized losses on certain Company investments.

Liquidity and Capital Resources
Certain Financial Data
The following table summarizes certain financial data relating to our liquidity and capital resources:

	September 30, 2022	December 31, 2021	Change
(in thousands)			2022 vs. 2021	%
Balance Sheet Data
Cash and cash equivalents	$309,248	$378,921	$(69,673)	(18.4)%
Investments	98,245	108,890	(10,645)	(9.8)%
Contingent consideration	133,628	162,564	(28,936)	(17.8)%
Debt	255,428	266,346	(10,918)	(4.1)%
Redeemable noncontrolling interests	124,442	138,965	(14,523)	(10.5)%
Total equity	805,939	836,627	(30,688)	(3.7)%

	Nine Months Ended September 30,		Change
(in thousands)	2022	2021	2022 vs. 2021	%
Cash Flow Data
Provided by (Used in):
Operating activities	$154,850	$423,679	$(268,829)	(63.5)%
Investing activities	(25,747)	(16,525)	(9,222)	55.8%
Financing activities	(318,968)	(153,513)	(165,455)	107.8%

Overview
At September 30, 2022, we had $309.2 million of cash and cash equivalents and $98.2 million of investments, which included $73.1 million of investment securities, compared to $378.9 million of cash and cash equivalents and $108.9 million of investments, which included $80.3 million of investment securities, at December 31, 2021.

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

Capital and Reserve Requirements
We operate an SEC registered broker-dealer subsidiary that is subject to certain rules regarding minimum net capital. The broker-dealer is required to maintain a ratio of "aggregate indebtedness" to "net capital," as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us, including additional reporting requirements, a lower required ratio of aggregate indebtedness to net capital, or interruption of our business. At September 30, 2022, the ratio of aggregate indebtedness to net capital of our broker-dealer was below the maximum allowed, and net capital was significantly greater than the required minimum.

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

Operating Cash Flow
Net cash provided by operating activities of $154.9 million for the nine months ended September 30, 2022 changed by $268.8 million from net cash provided by operating activities of $423.7 million for the same period in the prior year primarily due to a $207.0 million reduction in net sales of investments by CIP and a decrease in accrued compensation and other liability balances.

Investing Cash Flow
Cash flows from investing activities consist primarily of capital expenditures and other investing activities related to our business operations. Net cash used in investing activities was $25.7 million for the nine months ended September 30, 2022 compared to net cash used in investing activities of $16.5 million in the same period for the prior year. The increase in cash used in investing activities during the nine months ended September 30, 2022 compared to the prior year period related to cash paid for the Stone Harbor acquisition in the nine months ended September 30, 2022.

Financing Cash Flow
Cash flows from financing activities consist primarily of transactions related to our common shares, issuance and repayment of debt by us and our CIP, payments of contingent consideration and changes to noncontrolling interests. Net cash used in financing activities increased by $165.5 million to $319.0 million for the nine months ended September 30, 2022 from $153.5 million for the nine months ended September 30, 2021. The net change was primarily due to an inflow of $81.2 million from the refinancing of our credit agreement in the prior year, an increase from the prior year in outflows from repurchases of common shares of $47.5 million and contingent consideration payments of $33.0 million, partially offset by a decrease of $14.5 million in net borrowings of CIP during the nine months ended September 30, 2022 compared to the prior year period.

Credit Agreement
The Company's credit agreement, as amended (the "Credit Agreement"), comprises (i) a $275.0 million term loan with a seven-year term (the "Term Loan") expiring in September 2028, and (ii) a $175.0 million revolving credit facility with a five-year term expiring in September 2026. During the nine months ended September 30, 2022, the Company repaid $12.1 million outstanding under its Term Loan. At September 30, 2022, $262.2 million was outstanding under the Term Loan and there were no outstanding borrowings under the revolving credit facility. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented in the Condensed Consolidated Balance Sheet net of related debt issuance costs, which were $6.8 million as of September 30, 2022.

Critical Accounting Policies and Estimates
Our financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our 2021 Annual Report on Form 10-K. There were no material changes in our critical accounting policies and estimates in the three months ended September 30, 2022.

Recently Issued Accounting Pronouncements
For a discussion of accounting standards, see Note 2 in our condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company is primarily exposed to market risk associated with unfavorable movements in interest rates and securities prices. During the three and nine months ended September 30, 2022, there were no material changes to the information contained in Part II, Item 7A of the Company's 2021 Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings
The information set forth in response to Item 103 of Regulation S-K under "Legal Proceedings" is incorporated by reference from Part I, Financial Information Item 1. "Financial Statements" Note 15 "Commitments and Contingencies" of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors
There have been no material changes to the Company’s risk factors from those previously reported in our 2021 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
An aggregate of 5,680,045 shares of our common stock have been authorized to be repurchased under the share repurchase program since it was originally approved by our Board of Directors in 2010. As of September 30, 2022, 881,672 shares remained available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price, prevailing market and business conditions and changes in tax laws (including the Inflation Reduction Act). The program, which has no specified term, may be suspended or terminated at any time.

The following table sets forth information regarding our share repurchases in each month during the quarter ended September 30, 2022:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
July 1-31, 2022	—	$—	—	932,094
August 1-31, 2022	27,002	$207.89	27,002	905,092
September 1-30, 2022	23,420	$187.23	23,420	881,672
Total	50,422		50,422
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

Item 6.        Exhibits

Exhibit Number	Description

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2022 and 2021, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021 and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2022

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)