Form 10-K
period 2022-12-31
VIRTUS INVESTMENT PARTNERS, INC.
filed 2023-02-27
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold (based on the closing share price as quoted on the NASDAQ Global Market) as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $1.17 billion. For purposes of this calculation, shares of common stock held or controlled by executive officers and directors of the registrant have been treated as shares held by affiliates.
There were 7,181,554 shares of the registrant's common stock outstanding on February 10, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement that will be filed with the SEC in connection with the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Virtus Investment Partners, Inc.
Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2022

"We," "us," "our," the "Company," and "Virtus" as used in this Annual Report on Form 10-K (the "Annual Report") refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I

Item 1.	Business.
Organization
Virtus Investment Partners, Inc. (the "Company"), a Delaware corporation, commenced operations on November 1, 1995 and became an independent publicly traded company on December 31, 2008.

Our Business
We provide investment management and related services to individuals and institutions. We use a multi-manager, multi-style approach, offering investment strategies from affiliated managers, each having its own distinct investment style, autonomous investment process, individual brand, and select unaffiliated subadvisers. By offering a broad array of products, we believe we can appeal to a greater number of investors and have offerings across market cycles and through changes in investor preferences. Through our multi-manager model, we provide our affiliated managers with centralized U.S. retail distribution capabilities and offer institutional sales and business support resources to support affiliate operations.

We offer investment strategies for individual and institutional investors in different investment products and through multiple distribution channels. Our investment strategies are available in a diverse range of styles and disciplines, managed by differentiated investment managers. We have offerings in various asset classes (equity, fixed income, multi-asset and alternative), geographies (domestic, global, international and emerging), market capitalizations (large, mid and small), styles (growth, core and value) and investment approaches (fundamental and quantitative). Our retail products include mutual funds registered pursuant to the Investment Company Act of 1940, as amended ("U.S. retail funds"); Undertaking for Collective Investment in Transferable Securities and Qualifying Investor Funds (collectively, "global funds") and collectively with U.S. retail funds, variable insurance funds, exchange-traded funds ("ETFs"), the "open-end funds"); closed-end funds (collectively, with open-end funds, the "funds"); and retail separate accounts that include intermediary-sold and private client accounts. Our investment strategies are offered to institutional clients through separate accounts and pooled, or commingled, structures. We also provide subadvisory services to other investment advisers and serve as the collateral manager for structured products.

Our Investment Managers
We provide investment management services through our affiliated investment managers who are registered under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). The investment managers are responsible for portfolio management activities for our retail and institutional products operating under advisory, subadvisory or collateral management agreements. We also use the investment management services of select unaffiliated managers to sub-advise certain of our open- and closed-end funds. We monitor our managers' services by assessing their performance, style and consistency and the discipline with which they apply their investment process.

Our affiliated investment managers, their respective investment styles and assets under management as of December 31, 2022 were as follows:

Affiliated Manager	Headquarters	Investment Style	Assets (in billions)
Ceredex Value Advisors Founded 1995	Orlando, FL	Value Equities	$7.0
Duff & Phelps Investment Management Founded 1932	Chicago, IL	Listed Real Assets	$12.0
Kayne Anderson Rudnick Investment Management Founded 1984	Los Angeles, CA	Quality-Oriented Equities	$47.4
Newfleet Asset Management (1) Founded 2011	Hartford, CT	Multi-Sector Fixed Income	$12.1
NFJ Investment Group Founded 1989	Dallas, TX	Global Value Equities	$6.8
Seix Investment Advisors (1) Founded 1992	Park Ridge, NJ	Investment Grade and Leveraged Finance Fixed Income	$14.4
Silvant Capital Management Founded 2008	Atlanta, GA	Growth Equities	$1.7
Stone Harbor Investment Partners (1) Founded 2006	New York, NY	Emerging Markets Debt	$6.6
Sustainable Growth Advisers Founded 2003	Stamford, CT	Global Growth Equities	$20.8
Westchester Capital Management Founded 1989	Valhalla, NY	Event-Driven Equity	$5.1
Virtus Multi-Asset (1)	Hartford, CT	Global Multi-Asset	$0.2
Virtus Systematic (1)	San Diego, CA	Systematic Equity	$0.5
Zevenbergen Capital Investments (2) Founded 1987	Seattle, WA	High Growth Equity	$1.3
(1) Operates as a division within a broader legal entity.
(2) Affiliated through ownership of a minority interest.

Our select unaffiliated subadvisers, their respective investment styles and assets under management as of December 31, 2022 were as follows:

Unaffiliated Subadviser	Investment Style	Assets (in billions)
Voya Investment Management	Income & Growth and Convertible	$9.8
Vontobel Asset Management, Inc.	International Growth Equity	$2.6
Other	Risk-Based Quantitative, Income-Focused Equity and Systematic Quantitative	$1.1

Our Investment Products
Our assets under management are in open-end funds, closed-end funds, retail separate accounts and institutional accounts. Our earnings are primarily from asset-based fees charged for services relating to these various products, including investment management, fund administration, distribution and shareholder services.
Assets Under Management by Product as of December 31, 2022

Products	(in billions)
Open-end funds (1)	$53.0
Closed-end funds	10.4
Retail separate accounts	35.4
Institutional accounts (2)	50.7
Total Assets Under Management	$149.4
(1)Represents assets under management of U.S. retail funds, global funds, ETFs and variable insurance funds.
(2)Represents assets under management of institutional separate and commingled accounts, including structured products.

Open-End Funds
Our U.S. retail funds are offered in a variety of asset classes (domestic, global and international equity, taxable and non-taxable fixed income, multi-asset and alternative investments), market capitalizations (large, mid and small), styles (growth, core and value) and investment approaches (fundamental and quantitative). Our global funds are offered in select investment strategies to non-U.S. investors. Our ETFs are offered in a range of actively managed and index-based investment capabilities across multiple asset classes. Summary information about our open-end funds as of December 31, 2022 was as follows:

Asset Class	Number of Funds	Total Assets (in millions)	Advisory Fee Range % (1)
Domestic Equity	27	$18,021	2.15 - 0.29
Fixed Income	46	15,298	1.85 - 0.21
International Equity	14	4,077	1.20 - 0.21
Multi-Asset	4	5,662	0.75 - 0.45
Alternative	16	6,319	1.25 - 0.45
Specialty Equity	9	2,391	0.95 - 0.59
Global Equity	7	1,232	1.85 - 0.65
Total Open-End Funds	123	$53,000
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

Closed-End Funds
Our closed-end funds are offered in a variety of asset classes such as equity, fixed income and multi-asset. We managed the following closed-end funds as of December 31, 2022, each of which is traded on the New York Stock Exchange:

Asset Class	Number of Funds	Total Assets (in millions)	Advisory Fee Range % (1)
Multi-Asset	5	$7,159	1.00 - 0.50
Fixed Income	7	1,746	1.00 - 0.50
Equity	1	786	1.25
Alternatives	1	670	1.00
Total Closed-End Funds	14	$10,361

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

Retail Separate Accounts
Intermediary-Sold Managed Accounts
Intermediary-sold managed accounts are individual investment accounts that are contracted through intermediaries as part of investment programs offered to retail investors.  Summary information about our intermediary-sold managed accounts as of December 31, 2022 was as follows:

Asset Class	Total Assets (in millions)
Equity
Domestic	$26,789
Global	357
Specialty	77
International	82
Fixed Income
Leveraged finance	1,464
Investment grade	193
Multi-Asset	198
Total Intermediary-Sold Managed Accounts	$29,160

Private Client Accounts
Private client accounts are investment accounts offered by certain affiliates directly to individual investors. Services provided include investment and wealth advisory services employing both affiliated and unaffiliated investment managers and select third-party business partners.  Summary information about our private client accounts as of December 31, 2022 was as follows:

Asset Class	Total Assets (in millions)
Multi-Asset	$6,054
Fixed Income
Investment grade	110
Leveraged finance	3
Equity
Domestic	25
Total Private Client Accounts	$6,192

Institutional Accounts
Our institutional clients include corporations, multi-employer retirement funds, public employee retirement systems, foundations and endowments. We also act as collateral manager for 12 collateralized loan obligations ("CLOs"). In addition, we provide subadvisory services to unaffiliated mutual funds. Summary information about our institutional accounts as of December 31, 2022 was as follows:

Asset Class	Total Assets (in millions)
Equity
Domestic	$20,112
International	1,241
Global	6,703
Fixed Income
Leveraged finance	12,338
Investment grade	5,752
Alternative	3,653
Multi-Asset	864
Total Institutional Accounts	50,663

Other Fee Earning Assets
Other fee earning assets include assets for which we provide services for an asset-based fee but do not serve as the investment adviser. Other fee earning assets are not included in our assets under management. At December 31, 2022, we had $2.5 billion of other fee earning assets.

Our Investment Management, Administration and Shareholder Services
Our investment management, administration and shareholder service fees earned in each of the last three years were as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Open-end funds	$335,585	$395,152	$250,030
Closed-end funds	63,841	63,301	36,833
Retail separate accounts	171,509	174,919	104,932
Institutional accounts	157,404	148,213	113,543
Total investment management fees	728,339	781,585	505,338
Administration fees	61,344	73,113	41,582
Shareholder service fees	24,518	29,418	17,881
Total	$814,201	$884,116	$564,801

Investment Management Fees
We provide investment management services through our affiliated investment advisers (each an "Adviser") pursuant to investment management agreements. For our sponsored funds, we earn fees based on each fund's average daily or weekly net assets with most fee schedules providing for rate declines or "breakpoints" as asset levels increase to certain thresholds. For funds managed by subadvisers, the day-to-day investment management of the fund's portfolio is performed by the subadviser, which receives a management fee based on a percentage of the Adviser's management fee. Each fund bears all expenses associated with its operations. In some cases, to the extent total fund expenses exceed a specified percentage of a fund's average net assets, the Adviser has agreed to reimburse the fund's expenses in excess of that level.

For retail separate accounts and institutional accounts, investment management fees are negotiated and based primarily on portfolio size and complexity, individual client requests and investment strategy capacity, as appropriate. In certain instances, institutional fees may include performance-related fees, generally earned if the returns on the portfolios exceed agreed upon periodic or cumulative return targets, primarily benchmark indices. Fees for CLOs, for which we act as the collateral manager, consist of senior, subordinated and, in certain instances, incentive management fees. Senior and subordinated management fees are calculated at a contractual fee rate applied against the end of the preceding quarter par value of the total collateral being managed with subordinated fees being recognized only after certain portfolio criteria are met. Incentive fees on certain of our structured products are typically a percentage of the excess cash flows available to holders of the subordinated notes, above a threshold level internal rate of return.

Administration Fees
We provide various administrative services to our U.S. retail funds, ETFs and the majority of our closed-end funds. We earn fees based on each fund's average daily or weekly net assets. These services include: record keeping, preparing and filing documents required to comply with securities laws, legal administration and compliance services, customer service, supervision of the activities of the funds' service providers, tax services and treasury services as well as providing office space, equipment and personnel that may be necessary for managing and administering the business affairs of the funds.

Shareholder Service Fees
We provide shareholder services to our U.S. retail funds. We earn fees based on each fund's average daily net assets. Shareholder services include maintaining shareholder accounts, processing shareholder transactions, preparing filings and performing necessary reporting, among other things.

Our Distribution Services
Our products are offered through various retail and institutional distribution channels.

Retail
Our retail distribution resources in the U.S. consist of regional sales professionals, a national account relationship group and specialized teams for retirement and ETFs. Our U.S. retail funds and retail separate accounts are distributed through financial intermediaries. We have broad distribution access in the U.S. retail market, with distribution partners that include national and regional broker-dealers, independent broker-dealers and registered investment advisers, banks and insurance companies. In many of these firms, we have a number of products that are on preferred "recommended" lists and on fee-based advisory programs. Our private client business is marketed directly to individual clients by financial advisory teams at our affiliated investment managers.

Institutional
Our institutional distribution resources include affiliate specific institutional sales teams primarily focused on the U.S. market, supported by shared consultant relation support and non-U.S. institutional distribution. Our institutional products are marketed through relationships with consultants as well as directly to clients. We target key market segments, including foundations and endowments, corporations, public and private pension plans, sovereign wealth funds and subadvisory relationships.

Our Broker-Dealer Services
We operate a broker-dealer that is registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is a member of the Financial Industry Regulatory Authority ("FINRA"). Our broker-dealer serves as the principal underwriter and distributor of our funds under sales agreements with unaffiliated financial intermediaries, provides market advisory services to sponsors of retail separate accounts, and is also a program manager and distributor of a qualified tuition plan under Section 529 of the Internal Revenue Code ("529 Plan"). Our broker-dealer is subject to the net capital rule of the Securities and Exchange Commission (the "SEC"), which is designed to enforce minimum standards regarding the general financial condition and liquidity of broker-dealers.

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

Our Regulatory Matters
We are subject to regulation by the SEC and other federal and state agencies, as well as FINRA and other self-regulatory organizations. Each of our affiliated investment managers and unaffiliated subadvisers is registered with the SEC under the Investment Advisers Act. Our affiliated investment managers operating outside of the U.S. are also subject to regulation by various regulatory authorities and exchanges in the relevant jurisdictions, including, for those active in the United Kingdom (the "UK"), the Financial Conduct Authority (the "FCA"). We have distribution teams that operate offices in the UK and Singapore and are subject to regulation by both the FCA and Monetary Authority of Singapore, respectively. Each of our U.S. sponsored funds is registered with the SEC under the Investment Company Act of 1940, as amended ("the Investment Company Act"). Our global funds are registered with and subject to regulation by the Central Bank of Ireland. New regulations or interpretations of existing laws may result in enhanced disclosure obligations, including with respect to climate change or other environmental, social and governance ("ESG") matters, which could negatively affect us or materially increase our regulatory burden. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws require us to spend more time, hire additional personnel, or purchase new technology to comply effectively.

The financial services industry is highly regulated, and failure to comply with related laws and regulations can result in the revocation of registrations, the imposition of censures or fines and the suspension or expulsion of a firm and/or its employees from the industry. Most aspects of our investment management business are subject to various U.S. federal and state laws and regulations.

Our U.S.-domiciled open-end mutual funds are generally available for sale and are qualified in all 50 states, Washington, D.C., Puerto Rico, Guam and the U.S. Virgin Islands. Our global funds are sold to non-U.S. institutional and retail clients who are not citizens or residents of the U.S.

Our officers, directors and employees may, from time to time, own securities that are also held by one or more of our funds or strategies offered to clients. We have adopted a Code of Ethics pursuant to the provisions of the Investment Company Act and the Investment Advisers Act that require the disclosure of personal securities holdings and trading activity by all employees on a quarterly and annual basis.  Employees with investment discretion or access to investment decisions are subject to additional restrictions with respect to the pre-clearance of the purchase or sale of securities over which they have investment discretion or beneficial interest. Our Code of Ethics also imposes restrictions with respect to personal transactions in securities that are held, recently sold, or contemplated for purchase by our mutual funds, and certain transactions are restricted so as to avoid the possibility of improper use of information relating to the management of client accounts.

Human Capital
As of December 31, 2022, we employed 772 employees and we operate offices in the U.S., UK and Singapore. We strive to attract and retain talented individuals by creating an environment of excellence and opportunity that serves as a foundation for all employees to reach their potential and make meaningful contributions to the organization. We have competitive salaries and offer a comprehensive suite of benefits, including programs that support wellness, financial security, and professional development.

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

We believe our value as a company derives from the talents and diversity of our employees, and we are committed to creating and maintaining an environment where every employee is treated with dignity and respect. The collective sum of our individual differences, backgrounds, unique skills, and life experiences creates an environment where employees and the company can achieve the highest levels of performance. Our programs and practices in (i) workforce diversity, (ii) inclusive culture, (iii) community participation, (iv) employee involvement, and (v) philanthropy are designed to help us deliver on our commitment to maintaining an organization that is diverse, equitable, and inclusive for all employees.

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

A copy of our Corporate Governance Principles, our Code of Conduct and the charters of our Audit Committee, Compensation Committee, and Governance Committee are posted on our website at http://ir.virtus.com under "Corporate Governance" and are available in print to any person who requests copies by contacting Investor Relations by email to: investor.relations@virtus.com or by mail to Virtus Investment Partners, Inc., c/o Investor Relations, One Financial Plaza, Hartford, CT 06103. The Company may use its website as a distribution channel of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at http://ir.virtus.com. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting http://ir.virtus.com. Information contained on the website is not incorporated by reference or otherwise considered part of this document.

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

RISKS RELATED TO OUR INDUSTRY, BUSINESS AND OPERATIONS
We earn substantially all of our revenues based on assets under management that fluctuate based on many factors, and any reduction would negatively impact our revenues and profitability.
The majority of our revenues are generated from asset-based fees from investment management products and services to individuals and institutions. Therefore, if assets under management decline, our fee revenues would decline, reducing profitability as certain of our expenses are fixed or have contractual terms. Assets under management could decline due to a variety of factors including, but not limited to, the following:

▪General domestic and global economic, political and public health conditions. Capital, equity and credit markets can experience substantial volatility. Changes in interest rates, the availability and cost of credit, inflation rates, economic uncertainty, changes in laws, trade barriers, commodity prices, currency exchange rates, national and international political circumstances and conflicts, public health issues and other conditions may impact the capital, equity and credit markets. Employment rates, economic weakness and budgetary challenges in parts of the world, uncertainty regarding governmental regulations and international trade policies, conflicts such as in Ukraine, concern over prospects in China and emerging markets, and growing debt for certain countries all indicate that economic and political conditions remain unpredictable. The occurrence of public health issues such as a major epidemic or pandemic that affect public health and public perception of health risk, as well as local, state and/or national government restrictive measures implemented to control such issues, could adversely affect the global financial markets, our employees and the systems we rely on. For example, the outbreak and spread of contagious diseases, such as the COVID-19 pandemic in early 2020, resulted in a widespread global public health crisis, which had, and may continue to have, negative impacts on global financial markets. Any of the conditions listed herein, among others, may impact our assets under management.

The volatility in the markets in the past has highlighted the interconnection of the global economies and markets and has demonstrated how the deteriorating financial condition of one institution may adversely impact the performance of other institutions. Our assets under management have exposure to many different industries and counterparties and may be exposed to credit, operational or other risk due to the default by a counterparty or client or in the event of a market failure or disruption. Negative, uncertain or diminishing investor confidence in the markets and/or adverse market conditions could result in a decrease in investor risk tolerance. Such a decrease could prompt investors to reduce their rate of investment or to partially or fully withdraw from markets, which could reduce our overall assets under management and have an adverse effect on our revenues, earnings and growth prospects. In the event of extreme circumstances, including economic, political or business or health crises, such as a widespread systemic failure in the global financial system, failures of firms that have significant obligations as counterparties, political conflicts or global pandemics, we may suffer significant declines in assets under management and severe liquidity or valuation issues.

▪Price declines in individual securities, market segments or geographic areas. Portfolios that we manage that are focused on certain geographic markets or industry sectors are particularly vulnerable to political, social and economic events in those markets and sectors. If those markets or industries decline or experience volatility, this could have a negative impact on our assets under management and our revenues. For example, certain non-U.S. markets, particularly emerging markets, are not as developed or as efficient as the U.S. financial markets and, as a result, may be less liquid, less regulated and significantly more volatile than the U.S. financial markets. In addition, certain industry sectors can experience significant volatility, such as the technology or oil sector. Liquidity or values in such markets or sectors may be adversely impacted by factors including political or economic events, government policies, expropriation, volume trading limits by foreign investors, social or civil unrest, etc. These factors may negatively impact the market value of a security or our ability to dispose of it.

▪Real or perceived negative absolute or relative performance. Sales and redemptions of our investment strategies can be affected by investment performance relative to established benchmarks or other competing investment strategies. Our investment management strategies are rated, ranked or assessed by independent third-parties, distribution partners and industry periodicals and services. These assessments often influence the investment decisions of clients. If the performance of our investment strategies is perceived to be underperforming relative to peers, it could result in increased withdrawals of assets by existing clients and the inability to attract additional investments from new and existing clients.

We may engage in significant transactions that may not achieve the anticipated benefits or could expose us to additional or increased risks.
We have executed several inorganic transactions over the past years and we regularly evaluate potential transactions, including acquisitions, consolidations, joint ventures, strategic partnerships, or similar transactions, some of which could be significant. Our past acquisitions and strategic transactions have led to a significant increase in our assets under management and an expansion of our product and service offerings. We cannot provide assurance that we will continue to be successful in closing on transactions or achieving anticipated financial benefits, including such things as revenue or cost synergies.

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
Our clients include our sponsored fund investors, represented by boards of trustees or directors (the "boards"), managed account program sponsors, individual private clients, and institutional clients. Our investment management agreements with these clients may be terminated on short notice and without penalty. As a result, there would be little impediment for these clients to terminate our agreements. Our clients may renegotiate their investment contracts, or reduce the assets we manage for them, due to a number of reasons including, but not limited to: poor investment performance; loss of key investment personnel;

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

Our debt agreements contain covenants, required principal repayments and other provisions that could adversely affect our financial condition or results of operations.
We incur indebtedness for a variety of business reasons, including in relation to financing acquisitions and transactions. The indebtedness we incur can take many forms including, but not limited to, term loans or revolving lines of credit that customarily contain covenants.

At December 31, 2022, the Company had $261.6 million of total debt outstanding under its credit agreement, excluding debt of consolidated investment products ("CIP"), and had no borrowings outstanding under its $175.0 million revolving credit facility. Under our credit agreement, we are required to use a portion of our cash flow to service interest and make required annual principal payments, which will restrict our cash flow available for other purposes. The credit agreement also contains covenants that may limit our ability to return capital to shareholders. We cannot provide assurances that at all times in the future we will satisfy all such covenants or obtain any required waiver or amendment, in which event all indebtedness could become immediately due. Any or all of the above factors could adversely affect our financial condition or results of operations.

We may need to obtain additional capital in the future that may not be available to us in sufficient amounts or on acceptable terms, which could have an adverse impact on our business.
Our ability to meet our future cash needs is dependent upon our ability to generate or have short-term access to cash. Although we have generated sufficient cash in the past, we may not do so in the future. The Company had unused capacity under its revolving credit facility of $175.0 million as of December 31, 2022. Our ability to access capital markets efficiently depends on a number of factors, including the state of credit and equity markets, interest rates and credit spreads. At December 31, 2022, we had $261.6 million in debt outstanding, excluding the notes payable of our CIP for which risk of loss to the Company is limited to our $78.9 million investment in such products. See Note 21 of our consolidated financial statements for additional information on the notes payable of the CIP. We may need to raise capital to fund new business initiatives in the future, and financing may not be available to us in sufficient amounts, on acceptable terms, or at all. If we are unable to access sufficient capital on acceptable terms, our business could be adversely impacted.

Our business relies on the ability to attract and retain key employees, and the loss of such employees could negatively affect our financial performance.
The success of our business is dependent to a large extent on our ability to attract and retain key employees, such as senior executives, portfolio managers, securities analysts and sales personnel. There is significant competition in the job market for these professionals and compensation levels in the industry are highly competitive. Our industry is also characterized by the movement of investment professionals among different firms.

If we are unable to continue to attract and retain key employees, or if compensation costs required to attract and retain key employees increase, our performance, including our competitive position, could be adversely affected. Additionally, we utilize equity awards as part of our compensation plans and as a means for recruiting and retaining key employees. Declines in our stock price would result in deterioration of the value of equity awards granted, thus lessening the effectiveness of using stock-based awards to retain key employees.

In certain circumstances, the departure of key investment personnel could cause higher redemption rates in certain strategies or the loss of certain client accounts. Any inability to retain key employees, attract qualified employees or replace key employees in a timely manner could lead to a reduction in the amount of our assets under management, which would have an adverse effect on our revenues and profitability. In addition, there could be additional costs to replace, retain or attract new talent that could result in a decrease in our profitability and have an adverse impact on our results of operations and financial condition.

We operate in a highly competitive industry that may require us to reduce our fees or increase amounts paid to financial intermediaries, which could result in a reduction of our revenues and profitability.
We face significant competition from a wide variety of financial institutions, including other investment management companies, as well as from proprietary products offered by our distribution partners such as banks, broker-dealers and financial planning firms. Competition in our businesses is based on several factors, including investment performance, fees charged, access to distribution channels and service to financial advisors. Our competitors, many of which are larger, often offer similar products, use the same distribution sources, offer less expensive products, maintain greater access to key distribution channels, and have greater resources, geographic footprints and name recognition. Additionally, certain products and asset classes that we do not currently offer, such as passive or index-based products, are popular with investors. Existing clients may withdraw their assets in order to invest in these products, and we may be unable to attract additional investments from existing and new clients, which would lead to a decline in our assets under management and market share.

Our profits are highly dependent on the fees we earn for our products and services. Competition could cause us to reduce the fees that we charge. If our clients, including our fund boards, were to view our fees as being inappropriately high relative to the market or the returns generated by our investment products, we may choose, or be required, to reduce our fee levels, or we may experience significant redemptions in our assets under management, which could have an adverse impact on our results of operations and financial condition.

We utilize unaffiliated firms to provide investment management services and any matters that adversely impact them or any change in our relationships with them could adversely affect our revenues and profitability.
We utilize unaffiliated subadvisers as investment managers for certain of our retail funds. Because we typically have no ownership interests in these unaffiliated firms, we do not control their business activities. Problems stemming from the business activities of these unaffiliated firms may negatively impact or disrupt their operations or expose them to disciplinary action or reputational harm. Furthermore, any such matters at these unaffiliated firms may have an adverse impact on our business or reputation or expose us to regulatory scrutiny, including with respect to our oversight of such firms.

We periodically negotiate provisions and renewals of these relationships, and we cannot provide assurance that such terms will remain acceptable to us or the unaffiliated firms. These relationships can also be terminated upon short notice without penalty. In addition, the departure of key employees at unaffiliated subadvisers could cause higher redemption rates for certain assets under management. An interruption or termination of unaffiliated firm relationships could affect our ability to market our products and result in a reduction in assets under management, which would have an adverse impact on our results of operations and financial condition.

We distribute our products through intermediaries and changes in key distribution relationships could reduce our revenues, increase our costs and adversely affect our profitability.
Our primary source of distribution for retail products is through intermediaries that include third-party financial institutions such as: major wire-houses; national, regional and independent broker-dealers and financial advisors; banks and financial planners; and registered investment advisers. We are highly dependent on access to these various distribution systems to maintain and raise assets under management. These distributors are generally not contractually required to distribute our products and typically offer their clients various investment products and services, including proprietary products and services, in addition to, and in competition with, our products and services. While we compensate these intermediaries pursuant to contractual agreements, we may not be able to retain access to these channels at all or at similar pricing. Increasing competition for these distribution channels could cause our distribution costs to rise, which could have an adverse effect on our business, revenues and profitability. To the extent that existing or future intermediaries prefer to do business with our competitors, the sales of our products as well as our market share, revenues and profitability could decline.

We and our third-party service providers rely on numerous technology systems and any business interruption, security breach, or system failure could negatively impact our business and profitability.
Our technology systems, and those of third-party service providers, are critical to our operations. The ability to consistently and reliably obtain accurate securities pricing information, process client portfolio and fund shareholder transactions, and provide reports and other customer service to clients is an essential part of our business. Any delays or inaccuracies in obtaining pricing information, processing such transactions or reports, other breaches and errors, and any inadequacies in other customer service could result in reimbursement obligations or other liabilities or alienate clients and potentially give rise to claims against us. Our business is highly dependent on third-party service providers' information systems, including for our ability to obtain prompt and accurate securities pricing information and to process transactions and reports. Any failure or interruption of those systems, whether resulting from technology or infrastructure breakdowns, defects or external causes such as fire, natural disaster, computer viruses, acts of terrorism or power disruptions, or public health events could result in financial loss, negatively impact our reputation and negatively affect our ability to do business. Although we and our third-party service providers have disaster recovery plans in place, we may nonetheless experience interruptions if a natural or man-made disaster or prolonged power outage were to occur, which could have an adverse impact on our business and profitability.

In addition, like many companies, our computer systems are regularly the target of computer viruses or other malicious codes, unauthorized access, cyber-attacks or other computer-related penetrations. The sophistication of cyber threats continues to increase, including through the use of "ransomware" and phishing attacks, and our controls and the preventative actions we take to reduce the risk of cyber incidents and protect our information systems may be insufficient to detect or prevent unauthorized access, cyber-attacks or other security breaches to our computer systems or those of third parties with whom we do business. Our third-party service providers' systems may also be affected by, or fail as a result of, catastrophic events, such as fires, floods, hurricanes and tornadoes. A breach of our technology systems, or of those of third-party service providers, through cyber-attacks or failure to manage and sufficiently secure our technology environment could result in interruptions or malfunctions in the operations of our business, loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by a breach or to recover access to our systems, additional costs to mitigate against future incidents, and litigation costs resulting from an incident. Any of these conditions could have an adverse impact on our business and profitability.

We and certain of our third-party vendors receive and store personal information as well as non-public business information. Although we and our third-party vendors take precautions, we may still be vulnerable to hacking or other unauthorized use. A breach of the systems or hardware could result in unauthorized access to our proprietary business or client data or release of this type of data, which could subject us to legal liability or regulatory action under data protection and privacy laws, which may result in fines or penalties, the termination of existing client contracts, costly mitigation activities and harm to our reputation. The occurrence of any of these risks could have an adverse impact on our business and profitability.

We have significant capital invested in marketable securities, which exposes us to earnings volatility as the value of these investments fluctuate, as well as risk of capital loss.
We use capital to incubate new investment strategies, introduce new products or to enhance distribution access of existing products. At December 31, 2022, the Company had $223.5 million of such investments, comprising $144.6 million of marketable securities and $78.9 million of net investments in CLOs. These investments are in a variety of asset classes, including alternative, fixed income and equity strategies and first-loss tranches of CLO equity. Many of these investments employ a long-term investment strategy with an optimal investment period spanning several years. Accordingly, during this investment period, the capital held in these investments may not be available for other corporate purposes without significantly diminishing our investment return. We cannot provide assurance that these investments will perform as expected. Increases or decreases in the value of these investments could increase the volatility of our earnings, and an other-than-temporary or permanent decline in the value of these investments could result in the loss of capital and have an adverse impact on our results of operations and financial condition.

LEGAL AND REGULATORY RISKS
We are subject to an extensive and complex regulatory environment and changes in regulations or failure to comply with them could adversely affect our revenues and profitability.
The investment management industry in which we operate is subject to extensive and frequently changing regulation. We are subject to regulation by the SEC and other federal and state agencies, as well as FINRA and other self-regulatory organizations. Each of our affiliated investment managers and unaffiliated subadvisers is registered with the SEC under the Investment Advisers Act. Our affiliated investment managers operating outside of the U.S. are also subject to regulation by various regulatory authorities and exchanges in the relevant jurisdictions, including, for those active in the UK, the Financial Conduct Authority ("FCA"). We have distribution teams that operate offices in the UK and Singapore and are subject to regulation by the FCA and the Monetary Authority of Singapore, respectively. Each of our U.S.-sponsored funds is registered with the SEC under the Investment Company Act. Our global funds are registered with and subject to regulation by the Central Bank of Ireland. New regulations or interpretations of existing laws may result in enhanced disclosure obligations, including with respect to climate change or other environmental, social and governance ("ESG") matters, which could negatively affect us or materially increase our regulatory burden. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws require us to spend more time, hire additional personnel, or purchase new technology to comply effectively.

Although we spend extensive time and resources to ensure compliance with all applicable laws and regulations, if we fail to properly adhere to our policies or modify and update our compliance procedures in a timely manner in this changing and highly complex regulatory environment, we may be subject to various legal proceedings, including civil litigation, governmental investigations and enforcement actions that could result in fines, penalties, suspensions of individual employees, or limitations on particular business activities, any of which could have an adverse impact on our revenues and profitability.

We manage assets under agreements that have investment guidelines or other contractual requirements and failure to comply could result in claims, losses, or regulatory sanctions, which could negatively impact our revenues and profitability.
The agreements under which we manage client assets often have established investment guidelines or other contractual requirements with which we are required to comply in providing our investment management services. Although we maintain various compliance procedures and other controls to prevent, detect and correct such errors, any failure or allegation of a failure to comply with these guidelines or other requirement could result in client claims, reputational damage, withdrawal of assets and potential regulatory sanctions, any of which could have an adverse impact on our revenues and profitability.

We could be subject to civil litigation and government investigations or proceedings, which could adversely affect our business.
Many aspects of our business involve substantial risks of liability, and there have been substantial incidences of litigation and regulatory investigations in the financial services industry in recent years, including customer claims as well as class action suits seeking substantial damages. From time to time, we and/or our sponsored funds may be named as defendants or co-defendants in lawsuits or be involved in disputes that involve the threat of lawsuits seeking substantial damages. We and/or our sponsored funds are also involved from time to time in governmental and self-regulatory organization investigations and proceedings. See Item 3. "Legal Proceedings" for further information.

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

We depend to a large extent on our business relationships and our reputation to attract and retain clients. As a result, allegations of improper conduct by private litigants, including investors in our funds, or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities or the asset management industry in general, whether or not valid, may harm our reputation. We may incur substantial legal expenses in defending against proceedings commenced by a client, regulatory authority or other private litigant. Substantial legal liability levied on us could cause significant reputational harm and have an adverse impact on our results of operations and financial condition.

We are subject to multiple tax jurisdictions and any changes in tax laws or unanticipated tax obligations could have an adverse impact on our financial condition, results of operations and cash flow.
We are subject to income as well as non-income-based taxes and are subject to ongoing tax audits, in various jurisdictions in which we operate. Tax authorities may disagree with certain positions we have taken that may result in the assessment of additional taxes. We regularly assess the appropriateness of our tax positions and reporting. We cannot provide assurance that we will accurately predict the outcomes of audits and the actual outcomes of these audits could be unfavorable. Any changes to tax laws could impact our estimated effective tax rate and tax expense and could result in adjustments to our treatment of deferred taxes, including the realization or value thereof, which could have an adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK
We may not pay quarterly dividends as intended or at all.
The declaration, payment and determination of the amount of our quarterly dividends may change at any time. In making decisions regarding our quarterly dividends, we consider general economic and business conditions as well as our strategic plans and prospects, business and investment opportunities, financial condition and operating results, working capital requirements and anticipated cash needs, contractual and regulatory restrictions (including under the terms of our credit agreement) and other obligations, that may have implications on the payment of distributions by us to our shareholders or by our subsidiaries to us, and such other factors as we may deem relevant. Our ability to pay or increase our dividends maybe subject to restrictions under the terms of our credit agreement. We cannot make any assurances that any dividends, whether quarterly or otherwise, will continue to be paid in the future.

We have corporate governance provisions that may make an acquisition of us more difficult.
Certain provisions of our certificate of incorporation and bylaws could discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions by which stockholders might otherwise receive a premium for their shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. Stockholders who wish to participate in these transactions may not have the opportunity to do so. In addition, the provisions of Section 203 of the Delaware General Corporation Law also restrict certain business combinations with interested stockholders.

GENERAL RISK FACTORS
Our insurance policies may not cover all losses and costs to which we may be exposed, which could adversely impact our results of operations and financial condition.
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

We have goodwill and other intangible assets on our balance sheet that could become impaired, which could impact our results of operations and financial condition.
As of December 31, 2022, the Company had $791.4 million in intangible assets and goodwill. We cannot be certain that we will realize the value of such intangible assets. Our intangible assets may become impaired as a result of a variety of factors which could adversely affect our financial condition and results of operations.

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

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K, resulting from: (i) any reduction in our assets under management including from domestic and global conditions, security price declines and negative performance; (ii) inability to achieve the expected benefits of our strategic transactions; (iii) withdrawal, renegotiation or termination of investment advisory agreements; (iv) damage to our reputation; (v) inability to satisfy financial debt covenants and required payments; (vi) inability to attract and retain key personnel; (vii) challenges from the competition we face in our business; (viii) adverse developments related to unaffiliated subadvisers; (ix) negative changes in key distribution relationships; (x) interruptions, breaches, or failures of technology systems; (xi) loss on our investments; (xii) lack of sufficient capital on satisfactory terms; (xiii) adverse regulatory and legal developments; (xiv) failure to comply with investment guidelines or other contractual requirements; (xv) adverse civil litigation, government investigations, or proceedings; (xvi) unfavorable changes in tax laws or limitations; (xvii) inability to make quarterly common stock dividends; (xviii) impediments from certain corporate governance provisions; (xix) losses or costs not covered by insurance; (xx) impairment of goodwill or other intangible assets; and other risks and uncertainties. Any occurrence of, or any material adverse change in, one or more risk factors or risks and uncertainties referred to in this Annual Report on Form 10-K and our other periodic reports filed with the SEC could materially and adversely affect our operations, financial results, cash flows, prospects and liquidity.

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
We lease our principal offices, which are located at One Financial Plaza, Hartford, CT 06103. In addition, we lease office space in California, Connecticut, Florida, Georgia, Illinois, New Jersey, New York, Texas, Singapore and the UK.

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
Our common stock is traded on the NASDAQ Global Market under the trading symbol "VRTS." As of February 10, 2023, we had 7,181,554 shares of common stock outstanding that were held by approximately 41,000 holders of record.
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

On February 22, 2023, our Board of Directors declared a quarterly cash dividend of $1.65 per common share to be paid on May 15, 2023 to shareholders of record at the close of business on April 28, 2023.

Issuer Purchases of Equity Securities
An aggregate of 5,680,045 shares of our common stock have been authorized to be repurchased under a share repurchase program since it was initially approved in 2010 by our Board of Directors. As of December 31, 2022, 828,352 shares remained available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price, prevailing market and business conditions, tax and other financial considerations. The program, which has no specified term, may be suspended or terminated at any time.

During the year ended December 31, 2022, we repurchased a total of 451,097 common shares for $90.0 million. The following table sets forth information regarding our share repurchases in each month during the quarter ended December 31, 2022:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
October 1—31, 2022	—	$—	—	881,672
November 1—30, 2022	28,737	$183.58	28,737	852,935
December 1—31, 2022	24,583	$192.12	24,583	828,352
Total	53,320		53,320
(1)Average price paid per share is calculated on a settlement basis and excludes commissions.
(2)The share repurchases above were completed pursuant to a program announced in the fourth quarter of 2010 and most recently increased in May 2022. This repurchase program is not subject to an expiration date.

Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the fourth quarter of fiscal 2022. Shares of our common stock purchased by participants in our Employee Stock Purchase Plan were delivered to participant accounts via open market purchases at fair value by the third-party administrator under the plan. We do not reserve shares for this plan or discount the purchase price of the shares.

Stock Performance Graph
Cumulative Total Return Among Virtus, S&P 500 Index and Peer Companies
The following graph compares the cumulative total shareholder return of Virtus since its inception with the performance of the Standard & Poor’s 500 ("S&P 500") Stock Index and a peer group index that consists of several peer companies (referred to as the "Financial Peer Group") as defined below. This graph assumes an equal investment in our common stock, the S&P 500 and the Peer Group on January 2, 2009, reflects reinvested dividends, and is weighted on a market capitalization basis. Each reported data point below represents the last trading day of each calendar year. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance.

4000.0%
3500.0%
3000.0%
2500.0%
2000.0%
1500.0%
1000.0%
500.0%
0.0%
-500.0%
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
2,046%
446%
377%
VRTS
Peer Group
S&P 500

Financial Peer Group: Affiliated Managers Group, Inc., AllianceBernstein Holding L.P., Artisan Partners Asset Management Inc.*, BrightSphere Investment Group Inc.*, Cohen & Steers, Inc., Federated Hermes, Inc., Franklin Resources, Inc., Invesco Ltd., Janus Henderson Group Plc*, T. Rowe Price Group, Inc. and Victory Capital Holdings, Inc.*

*The above listed peers are excluded from the cumulative total return table due to the lack of comparable performance periods.

Item 6.	Reserved

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Our Business
We provide investment management and related services to individuals and institutions. We use a multi-manager, multi-style approach, offering investment strategies from affiliated managers, each having its own distinct investment style, autonomous investment process and individual brand, as well as from select unaffiliated subadvisers for certain of our retail funds. By offering a broad array of products, we believe we can appeal to a greater number of investors and have offerings across market cycles and through changes in investor preferences. Our earnings are primarily from asset-based fees charged for services relating to these various products, including investment management, fund administration, distribution, and shareholder services.

We offer investment strategies for individual and institutional investors in different investment products and through multiple distribution channels. Our investment strategies are available in a diverse range of styles and disciplines, managed by differentiated investment managers. We have offerings in various asset classes (equity, fixed income, multi-asset and alternative), geographies (domestic, global, international and emerging), market capitalizations (large, mid and small), styles (growth, core and value) and investment approaches (fundamental and quantitative). Our retail products include open-end funds, closed-end funds and retail separate accounts. Our institutional products are offered through separate accounts and pooled or commingled structures to a variety of institutional clients. We also provide subadvisory services to other investment advisers and serve as the collateral manager for structured products.

We distribute our open-end funds principally through financial intermediaries. We have broad distribution access in the U.S. retail market, with distribution partners that include national and regional broker-dealers, independent broker-dealers and registered investment advisers, banks and insurance companies. In many of these firms, we have a number of products that are on preferred "recommended" lists and on fee-based advisory programs. Our sales efforts are supported by regional sales professionals, a national account relationship group, and additional teams for ETFs and the retirement and insurance channels. Our retail separate accounts are distributed through financial intermediaries and directly to private clients by teams at an affiliated manager.

Our institutional services are marketed through relationships with consultants as well as directly to clients. We target key market segments, including foundations and endowments, corporate, public and private pension plans, and subadvisory relationships.

Market Developments
The financial markets have a significant impact on the value of our assets under management and on the level of our sales and net flows. The capital and financial markets experience fluctuation, volatility and declines, which impact investment returns and asset flows of our investment offerings as well as in investor choices and preferences among investment products. The changes in our assets under management may also be affected by the factors discussed in Item 1A. "Risk Factors" of this Annual Report on Form 10-K.

The U.S. and global equity markets decreased in value in 2022, as evidenced by decreases in major indices as noted in the following table:

	December 31,		As of Change
Index	2022	2021	%
MSCI World Index	2,603	3,232	(19.5)%
Standard & Poor's 500 Index	3,840	4,766	(19.4)%
Russell 2000 Index	1,761	2,245	(21.6)%
Morningstar / LSTA Leveraged Loan Index	2,406	2,420	(0.6)%

Financial Highlights
▪Net income per diluted share was $15.50 in 2022, a decrease of $10.51, or 40.4%, as compared to net income per diluted share of $26.01 in 2021.
▪Total sales were $30.3 billion in 2022, a decrease of $6.2 billion, or 17.0%, from $36.5 billion in 2021. Net flows were $(13.4) billion in 2022 compared to $3.5 billion in 2021.

▪Assets under management were $149.4 billion at December 31, 2022, a decrease of $37.8 billion, or 20.2%, from $187.2 billion at December 31, 2021.

AlphaSimplex
On October 19, 2022, the Company entered into an agreement to acquire AlphaSimplex Group, LLC ("AlphaSimplex"), a leading manager of liquid alternative investment solutions. Under the agreement, the Company would acquire 100% of AlphaSimplex for $130.0 million at closing, which includes deferred retention incentives for management. The transaction is expected to close near the end of the first quarter of 2023, subject to customary closing conditions, necessary regulatory approvals, and client approvals, including approvals by the fund boards and fund shareholders.

Stone Harbor Investment Partners
On January 1, 2022, the Company acquired Stone Harbor Investment Partners LLC ("Stone Harbor"), a premier manager of emerging markets debt, multi-asset credit, global corporate, and other strategies with $14.7 billion of assets under management at December 31, 2021.

Westchester Capital Management
On October 1, 2021, the Company acquired Westchester Capital Management, LLC ("Westchester"), a recognized leader in global event-driven strategies with $5.1 billion of assets under management at September 30, 2021.

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

Assets Under Management
At December 31, 2022, total assets under management were $149.4 billion, representing a decrease of $37.8 billion, or 20.2%, from December 31, 2021. The change in total assets under management from December 31, 2021 included $37.1 billion of negative market performance and $13.4 billion of net outflows partially offset by $14.7 billion in assets under management from the addition of Stone Harbor.

Assets Under Management by Product
The following table summarizes our assets under management by product:

	As of December 31,		As of Change
(in millions)	2022	2021	2022 vs. 2021	%
Open-End Funds (1)	$53,000	$78,706	$(25,706)	(32.7)%
Closed-End Funds	10,361	12,068	(1,707)	(14.1)%
Retail Separate Accounts	35,352	44,538	(9,186)	(20.6)%
Institutional Accounts (2)	50,663	51,874	(1,211)	(2.3)%
Total Assets Under Management	$149,376	$187,186	$(37,810)	(20.2)%
Average Assets Under Management (3)	$166,795	$172,841	$(6,046)	(3.5)%

(1)Represents assets under management of U.S. retail funds, global funds, ETFs and variable insurance funds.
(2)Represents assets under management of institutional separate and commingled accounts including structured products.
(3)Averages are calculated as follows:
–Funds - average daily or weekly balances
–Retail Separate Accounts - average of prior-quarter ending balances
–Institutional Accounts - average of month-end balances

The following table summarizes asset flows by product:

Asset Flows by Product
	Years Ended December 31,
(in millions)	2022	2021
Open-End Funds (1)
Beginning balance	$78,706	$51,608
Inflows	13,985	19,158
Outflows	(28,549)	(21,525)
Net flows	(14,564)	(2,367)
Market performance	(15,113)	6,308
Other (2)	3,971	23,157
Ending balance	$53,000	$78,706
Closed-End Funds
Beginning balance	$12,068	$5,914
Inflows	191	22
Outflows	—	—
Net flows	191	22
Market performance	(1,346)	1,223
Other (2)	(552)	4,909
Ending balance	$10,361	$12,068
Retail Separate Accounts
Beginning balance	$44,538	$29,751
Inflows	5,710	9,215
Outflows	(6,440)	(4,085)
Net flows	(730)	5,130
Market performance	(8,456)	6,124
Other (2)	—	3,533
Ending balance	$35,352	$44,538
Institutional Accounts (3)
Beginning balance	$51,874	$44,921
Inflows	10,407	8,101
Outflows	(8,747)	(7,404)
Net flows	1,660	697
Market performance	(12,168)	5,697
Other (2)	9,297	559
Ending balance	$50,663	$51,874
Total
Beginning balance	$187,186	$132,194
Inflows	30,293	36,496
Outflows	(43,736)	(33,014)
Net flows	(13,443)	3,482
Market performance	(37,083)	19,352
Other (2)	12,716	32,158
Ending balance	$149,376	$187,186
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
(3)Represents assets under management of institutional separate and commingled accounts including structured products.

The following table summarizes our assets under management by asset class:

	December 31,		Change		% of Total
(in millions)	2022	2021	2022 vs. 2021	%	2022	2021
Asset Class
Equity	$81,894	$116,546	$(34,652)	(29.7)%	54.9%	62.3%
Fixed Income	36,903	34,261	2,642	7.7%	24.7%	18.3%
Multi-Asset (1)	19,937	24,853	(4,916)	(19.8)%	13.3%	13.3%
Alternatives (2)	10,642	11,526	(884)	(7.7)%	7.1%	6.1%
Total	$149,376	$187,186	$(37,810)	(20.2)%	100.0%	100.0%

(1)Includes strategies with substantial holdings in at least two of the following asset classes: equity, fixed income and alternatives.
(2)Consists of event-driven, real estate securities, infrastructure, long/short and other strategies.

Average Assets Under Management and Average Fees Earned
The following table summarizes the average management fees earned in basis points and average assets under management:

	Years Ended December 31,
	Average Fee Earned (expressed in basis points)		Average Assets Under Management (in millions) (3)
	2022	2021	2022	2021
Products
Open-End Funds (1)	46.6	46.9	$64,046	$74,774
Closed-End Funds	57.4	55.8	11,132	11,352
Retail Separate Accounts	42.8	44.6	38,498	37,867
Institutional Accounts (2)	31.4	32.2	53,120	48,849
All Products	41.6	42.9	$166,795	$172,841
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

Average fees earned represent investment management fees, net of revenue-related adjustments, divided by average net assets, excluding the impact of consolidated investment products ("CIP"). Revenue-related adjustments are based on specific agreements and reflect the portion of investment management fees passed-through to third-party client intermediaries for services to investors in sponsored investment products. Fund fees are calculated based on average daily or weekly net assets. Retail separate account fees are calculated based on the end of the preceding or current quarter’s asset values or on an average of month-end balances. Institutional account fees are calculated based on an average of month-end balances, an average of current quarter’s asset values or on a combination of the underlying cash flows and the principal value of the product. Average fees earned will vary based on several factors, including the asset mix and expense reimbursements to the funds.

The average fee rate earned for 2022 on all products decreased by 1.3 basis points compared to the prior year primarily due to a lower proportion of assets under management in equity products as a result of negative equity markets in the year partially offset by a higher proportion of alternative assets.

Investment Performance
The following table presents a summary of investment performance by asset class measured by the percentage of assets under management exceeding their relevant benchmarks as of December 31, 2022:

	Percentage of Assets Under Management Beating Benchmark (2)
Asset Class (1)	3-Year	5-Year	10-Year
Equity	50%	67%	65%
Fixed Income	65%	49%	54%
Alternatives	94%	95%	92%
(1)Excludes non-rated funds, closed-end funds, private client accounts, structured products and certain other multi-asset strategies.
(2)Percentage beating benchmark is reported as the percentage of assets under management that have outperformed benchmarks across the indicated periods. Performance is presented on an average annual total return basis for products with a three-, five-, and/or ten-year track record, is net of fees and is measured on a consistent basis relative to the most appropriate benchmarks. Benchmark indices are unmanaged, their returns do not reflect any fees, expenses or sales charges, and they are not available for direct investment. Past performance is not indicative of future results.
As of December 31, 2022, 34 of 77, or 44%, of our rated U.S. retail funds received an overall rating of 4 or 5 stars representing 57% of our total U.S. retail fund assets under management (1). By comparison, 32.5% of Morningstar's fund population is given a 4 or 5 star rating (2).
(1)Assets under management excludes non-rated funds. Based on institutional-class shares, except for funds without I shares, for which shares were used, or if A share rating is higher than I shares. Past performance is not indicative of future results.
(2)Morningstar ratings are based on risk-adjusted returns. Strong ratings are not indicative of positive fund performance.

Results of Operations - December 31, 2022 compared to December 31, 2021
A discussion of our results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2021, which specific discussion is incorporated herein by reference.

Summary Financial Data

	Years Ended December 31,		Change
(in thousands)	2022	2021	2022 vs. 2021	%
Investment management fees	$728,339	$781,585	$(53,246)	(6.8)%
Other revenue	158,040	197,649	(39,609)	(20.0)%
Total revenues	886,379	979,234	(92,855)	(9.5)%
Total operating expenses	688,919	653,746	35,173	5.4%
Operating income (loss)	197,460	325,488	(128,028)	(39.3)%
Other income (expense), net	(51,938)	6,376	(58,314)	(914.6)%
Interest income (expense), net	18,366	21,806	(3,440)	(15.8)%
Income (loss) before income taxes	163,888	353,670	(189,782)	(53.7)%
Income tax expense (benefit)	57,260	90,835	(33,575)	(37.0)%
Net income (loss)	106,628	262,835	(156,207)	(59.4)%
Noncontrolling interests	10,913	(54,704)	65,617	(119.9)%
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$117,541	$208,131	$(90,590)	(43.5)%
Earnings (loss) per share-diluted	$15.50	$26.01	$(10.51)	(40.4)%
In 2022, total revenues decreased $92.9 million, or 9.5%, to $886.4 million from $979.2 million in 2021 primarily as a result of lower average assets under management due to negative market performance and net outflows partially offset by the addition of assets under management from Stone Harbor and Westchester. Operating income decreased by $128.0 million, or 39.3%, to $197.5 million in 2022 from $325.5 million in 2021 due to the previously mentioned factors.

Revenues
Revenues by source were as follows:

	Years Ended December 31,		Change
(in thousands)	2022	2021	2022 vs. 2021	%
Investment management fees
Open-end funds	$335,585	$395,152	$(59,567)	(15.1)%
Closed-end funds	63,841	63,301	540	0.9%
Retail separate accounts	171,509	174,919	(3,410)	(1.9)%
Institutional accounts	157,404	148,213	9,191	6.2%
Total investment management fees	728,339	781,585	(53,246)	(6.8)%
Distribution and service fees	67,518	90,555	(23,037)	(25.4)%
Administration and shareholder service fees	85,862	102,531	(16,669)	(16.3)%
Other income and fees	4,660	4,563	97	2.1%
Total revenues	$886,379	$979,234	$(92,855)	(9.5)%

Investment Management Fees
Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payments. Investment management fees decreased by $53.2 million, or 6.8%, for the year ended December 31, 2022, due to lower average assets under management and a lower average fee rate.

Distribution and Service Fees
Distribution and service fees are sales- and asset-based fees earned from open-end funds for marketing and distribution services. Distribution and service fees decreased by $23.0 million, or 25.4%, for the year ended December 31, 2022, primarily due to lower sales for open-end funds in share classes that have sales-based distribution and service fees.

Administration and Shareholder Service Fees
Administration and shareholder service fees represent fees earned for fund administration and shareholder services from our U.S. retail funds, ETFs and certain closed-end funds. Fund administration and shareholder service fees decreased by $16.7 million, or 16.3%, for the year ended December 31, 2022 compared to the prior year, primarily due to the decrease in average assets under management for our open- and closed-end funds during the period as a result of market performance and net outflows in our open-end funds.

Other Income and Fees
Other income and fees primarily represent fees related to other fee earning assets and contingent sales charges earned from investor redemptions of certain shares sold without a front-end sales charge. Other income and fees increased modestly during the year ended December 31, 2022 compared to the prior year.

Operating Expenses
Operating expenses by category were as follows:

	Years Ended December 31,		Change
(in thousands)	2022	2021	2022 vs. 2021	%
Operating expenses
Employment expenses	$371,259	$358,230	$13,029	3.6%
Distribution and other asset-based expenses	112,612	141,039	(28,427)	(20.2)%
Other operating expenses	126,178	90,134	36,044	40.0%
Other operating expenses of CIP	4,408	3,562	846	23.8%
Change in fair value of contingent consideration	8,020	12,400	(4,380)	(35.3)%
Restructuring expense	4,015	—	4,015	100.0%
Depreciation expense	3,923	3,900	23	0.6%
Amortization expense	58,504	44,481	14,023	31.5%
Total operating expenses	$688,919	$653,746	$35,173	5.4%

Employment Expenses
Employment expenses consist of fixed and variable compensation and related employee benefit costs. Employment expenses of $371.3 million increased $13.0 million, or 3.6%, from the prior year primarily due to the addition of Stone Harbor and Westchester and increased salary expense partially offset by a decrease in profit-based compensation in the current year.

Distribution and Other Asset-Based Expenses
Distribution and other asset-based expenses consist primarily of payments to third-party client intermediaries for providing services to investors in sponsored investment products. These payments are primarily based on assets under management or on a percentage of sales. Distribution and other asset-based expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized on a straight-line basis over the period commissions are recovered from distribution fee revenues and contingent sales charges received upon redemption of shares. Distribution and other asset-based expenses decreased $28.4 million, or 20.2%, compared to the prior year primarily due to lower sales and a decrease in assets under management in share classes that have sales- and asset-based distribution and other asset-based expenses.

Other Operating Expenses
Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and distribution-related costs, rent and occupancy expenses, and other business costs. Other operating expenses increased $36.0 million, or 40.0%, for the year ended December 31, 2022 as compared to the prior year primarily due to the addition of Stone Harbor and Westchester, as well as higher travel and related expenses.

Other Operating Expenses of CIP
Other operating expenses of CIP increased $0.8 million, or 23.8%, for the year ended December 31, 2022 compared to the prior year primarily due to the costs associated with the issuance of a new CLO in the current year that did not occur in the prior year.

Restructuring Expense
Restructuring expense consists primarily of costs incurred during the year ended December 31, 2022 related to the write-down of right-of-use assets for a lease in conjunction with the consolidation of certain office space.

Change in Fair Value of Contingent Consideration
Contingent consideration related to the NFJ, Westchester and Stone Harbor transactions are remeasured at fair value each reporting date taking into consideration changes in various estimates, including underlying performance estimates, discount rates and amount of time until the conditions of the contingent payments are achieved. The change in fair value is recorded in the current period as a gain or loss. The decrease in the change in fair value of contingent consideration of $4.4 million in 2022 compared to the prior year was primarily attributable to future revenue projections and the time value of money.

Depreciation Expense
Depreciation expense consists primarily of the straight-line depreciation of furniture, equipment and leasehold improvements. Depreciation expense remained consistent in 2022 compared to the prior year.

Amortization Expense
Amortization expense consists of the amortization of definite-lived intangible assets over their estimated useful lives. Amortization expense increased $14.0 million, or 31.5%, for the year ended December 31, 2022 compared to the prior year due to the additional amortization associated with the acquisitions of Stone Harbor and Westchester.

Other Income (Expense), net
Other Income (Expense), net by category were as follows:

	Years Ended December 31,		Change
(in thousands)	2022	2021	2022 vs. 2021	%
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	$(12,489)	$3,907	$(16,396)	(419.7)%
Realized and unrealized gain (loss) of CIP, net	(39,296)	(1,761)	(37,535)	2,131.5%
Other income (expense), net	(153)	4,230	(4,383)	(103.6)%
Total Other Income (Expense), net	$(51,938)	$6,376	$(58,314)	(914.6)%

Realized and Unrealized Gain (Loss) on Investments, net
Realized and unrealized gain (loss) on investments, net changed during the year ended December 31, 2022 by $16.4 million, as compared to the prior year. The realized and unrealized gains and losses during the year ended December 31, 2022 reflected changes in overall market conditions experienced during the year.

Realized and Unrealized Gain (Loss) of CIP, net
Realized and unrealized gain (loss) of CIP, net changed $37.5 million compared to the prior year. The change for the current year consisted primarily of net realized and unrealized losses of $140.5 million due to changes in market values of leveraged loans, partially offset by unrealized gains of $103.0 million related to the value of the notes payable.

Other Income (Expense), net
Other income (expense), net decreased by $4.4 million during the year ended December 31, 2022 compared to the prior year primarily due to lower equity method investment income during the current year.

Interest Income (Expense), net
Interest Income (Expense), net by category were as follows:

	Years Ended December 31,		Change
(in thousands)	2022	2021	2022 vs. 2021	%
Interest Income (Expense)
Interest expense	$(13,173)	$(9,240)	$(3,933)	42.6%
Interest and dividend income	4,448	1,364	3,084	226.1%
Interest and dividend income of investments of CIP	107,325	90,080	17,245	19.1%
Interest expense of CIP	(80,234)	(60,398)	(19,836)	32.8%
Total Interest Income (Expense), net	$18,366	$21,806	$(3,440)	(15.8)%

Interest Expense
Interest expense increased $3.9 million, or 42.6%, for the year ended December 31, 2022 compared to the prior year primarily due to higher interest rates on our debt.

Interest and Dividend Income
Interest and dividend income is earned on cash equivalents and our marketable securities. Interest and dividend income increased $3.1 million, or 226.1%, compared to the prior year due to higher average investment balances and higher interest rates during the current year compared to the prior year.

Interest and Dividend Income of Investments of CIP
Interest and dividend income of investments of CIP increased $17.2 million, or 19.1%, compared to the prior year primarily due to higher average interest rates in the current year and the addition of a new CLO in the current year.

Interest Expense of CIP
Interest expense of CIP represents interest expense on the notes payable of CIP. Interest expense of CIP increased by $19.8 million, or 32.8%, compared to the prior year primarily due to higher average interest rates during the current year and the addition of a new CLO in the current year.

Income Tax Expense (Benefit)
The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 34.9% and 25.7% for 2022 and 2021, respectively. The higher estimated effective tax rate for 2022 was primarily due to valuation allowances recorded in the current year for the tax effects of unrealized losses on certain Company investments.

Effects of Inflation
Inflationary pressures can result in increases to our costs, especially to the extent that large expense components such as compensation are impacted. To the degree that these expense increases are not recoverable or cannot be counterbalanced through pricing increases due to the competitive environment, our profitability could be negatively impacted. In addition, the value of the assets that we manage may be negatively impacted if inflationary expectations result in a rising interest rate environment. Declines in the values of these assets under management could lead to reduced revenues as management fees are generally earned as a percentage of assets under management.

Liquidity and Capital Resources
Certain Financial Data
The following tables summarize certain financial data relating to our liquidity and capital resources:

	December 31,		Change
(in thousands)	2022	2021	2022 vs. 2021	%
Balance Sheet Data
Cash and cash equivalents	$338,234	$378,921	$(40,687)	(10.7)%
Investments	100,330	108,890	(8,560)	(7.9)%
Contingent consideration	128,400	162,564	(34,164)	(21.0)%
Debt	255,025	266,346	(11,321)	(4.3)%
Redeemable noncontrolling interests	113,718	138,965	(25,247)	(18.2)%
Total equity	822,936	836,627	(13,691)	(1.6)%

	Years Ended December 31,		Change
(in thousands)	2022	2021	2022 vs. 2021	%
Cash Flow Data
Provided by (used in)
Operating activities	$132,670	$665,729	$(533,059)	(80.1)%
Investing activities	(27,467)	(175,033)	147,566	(84.3)%
Financing activities	(102,057)	(244,400)	142,343	(58.2)%

Overview
At December 31, 2022, we had $338.2 million of cash and cash equivalents and $100.3 million of investments, which included $77.0 million of investment securities, compared to $378.9 million of cash and cash equivalents and $108.9 million of investments, which included $80.3 million of investment securities, at December 31, 2021.

Uses of Capital
Our main uses of capital related to operating activities comprise employee compensation and related benefit costs, which include annual incentive compensation, other operating expenses, which primarily consist of investment research, technology costs, professional fees, distribution and occupancy costs, interest on our indebtedness, and income taxes. Annual incentive compensation, which is one of the largest annual operating cash expenditures, is typically paid in the first quarter of the year. In 2022 and 2021, we paid approximately $151.6 million and $96.9 million, respectively, in incentive compensation earned during the years ended December 31, 2021 and 2020, respectively.

In addition to operating activities, other uses of cash could include: (i) investments in organic growth, including seeding or launching new products and expanding distribution; (ii) debt principal payments through scheduled amortization, excess cash flow payment requirements or additional paydowns; (iii) dividend payments to common stockholders; (iv) repurchases of our common stock, or withholding obligations for the net settlement of employee share transactions; (v) investments in our infrastructure; (vi) investments in inorganic growth opportunities that may require upfront and/or future payments; (vii) integration costs, including restructuring and severance, related to acquisitions, if any; and (viii) purchases of affiliate equity interests.

Capital and Reserve Requirements
We operate an SEC registered broker-dealer subsidiary that is subject to certain rules regarding minimum net capital. The broker-dealer is required to maintain a ratio of "aggregate indebtedness" to "net capital," as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us, including additional reporting requirements, a lower required ratio of aggregate indebtedness to net capital, or interruption of our business. At December 31, 2022, the ratio of aggregate indebtedness to net capital of our broker-dealer was below the maximum allowed, and net capital was significantly greater than the required minimum.

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

Operating Cash Flow
Cash flows provided by operating activities of $132.7 million for 2022 decreased by $533.1 million from cash flows provided by operating activities of $665.7 million in 2021 primarily due to a $396.2 million reduction in net sales of investments by CIP and a decrease in accrued compensation and other liability balances compared to the prior year.

Investing Cash Flow
Cash flows from investing activities consist primarily of capital expenditures and other investing activities related to our business operations. Net cash used in investing activities of $27.5 million for 2022 decreased by $147.6 million from net cash used in investing activities of $175.0 million in 2021. The decrease in cash used in investing activities during 2022 compared to the prior year related to the decrease in cash paid for acquisitions.

Financing Cash Flow
Cash flows from financing activities consist primarily of transactions related to our common shares, issuance and repayment of debt by us and CIP, payments of contingent consideration and changes to noncontrolling interests. Net cash used in financing activities decreased by $142.3 million to net cash outflows of $102.1 million in 2022 compared to net cash outflows of $244.4 million in the prior year. The decrease in the current year was primarily due to a decrease in net borrowings of CIP of $308.8 million partially offset by an increase in contingent consideration payments of $33.0 million and an increase in repurchases of common shares of $32.5 million in the current year.

Credit Agreement
The Company's credit agreement, as amended (the "Credit Agreement"), comprises (i) a $275.0 million term loan with a seven-year term (the "Term Loan") expiring in September 2028, and (ii) a $175.0 million revolving credit facility with a five-year term expiring in September 2026. During 2022, the Company repaid $12.8 million outstanding under its Term Loan. At December 31, 2022, $261.6 million was outstanding under the Term Loan, and there were no outstanding borrowings under the revolving credit facility. In accordance with Accounting Standards Codification ("ASC") 835, Interest, the amounts outstanding under the Company's Term Loan are presented on the Consolidated Balance Sheet net of related debt issuance costs, which were $6.6 million as of December 31, 2022.

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

Sponsored funds represent investments in open- and closed-end funds for which we act as the investment manager. The fair value of U.S. retail funds, global funds and variable insurance funds is determined based on their published net asset values and are categorized as Level 1. The fair value of closed-end funds and ETFs is determined based on the official closing price on the exchange on which they are traded and are categorized as Level 1.

Equity securities represent securities traded on active markets, are valued at the official closing price (typically last sale or bid) on the exchange on which the securities are primarily traded and are categorized as Level 1.

Nonqualified retirement plan assets represent mutual funds within a nonqualified retirement plan whose fair value is determined based on their published net asset value and are categorized as Level 1.

Contingent consideration represents liabilities associated with our business combinations. The estimated fair values are measured using a simulation model using unobservable market data inputs prepared with the assistance of an independent valuation firm. These liabilities are categorized as Level 3.

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

Notes payable of CIP represent notes issued by CIP CLOs we consolidate and are measured using the measurement alternative in Accounting Standards Update 2014-13. Accordingly, the fair value of CLO liabilities was measured as the fair value of CLO assets less the sum of (i) the fair value of the beneficial interests held by the Company and (ii) the carrying value of any beneficial interests that represent compensation for services. The fair value of the beneficial interests held by the Company is based on third-party pricing information without adjustment.

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

Goodwill
As of December 31, 2022, the carrying value of goodwill was $348.8 million. Goodwill represents the excess of the acquisition purchase price over the fair value of identified net assets and liabilities acquired. We have one reporting unit for purposes of assessing the carrying value of goodwill. Goodwill impairment testing is performed at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that the carrying value of the reporting unit is less than the fair value, a second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. We completed our annual goodwill impairment assessment as of October 31, 2022, and no impairment was identified. For purposes of this assessment, we considered various qualitative factors including, but not limited to, certain indicators of fair value (e.g., market capitalization and market multiplies for asset managers) and determined that it was more likely than not that the fair value of our reporting unit was greater than its carrying value. Only a significant decline in the fair value of our reporting unit would indicate that an impairment may exist.

Indefinite-Lived Intangible Assets
As of December 31, 2022, the carrying value of indefinite-lived intangible assets was $42.3 million. Indefinite-lived intangible assets comprise certain fund investment advisory contracts and trade names. We perform indefinite-lived intangible asset impairment tests annually, or more frequently, should circumstances change, which could reduce the fair value of indefinite-lived intangible assets below their carrying value. We completed our annual impairment assessment of these assets as of October 31, 2022, and no impairments were identified. For purposes of this assessment, we considered various qualitative factors for the investment advisory contract intangible assets including, but not limited to, changes in (i) assets under management, (ii) operating margins, and (iii) net cash flows generated, and we determined that it was more likely than not that the fair value of indefinite-lived intangible assets was greater than their carrying value. Only a significant decline in the fair value of the indefinite-lived intangible assets would indicate that an impairment may exist.

Definite-Lived Intangible Assets
As of December 31, 2022, the carrying value of definite-lived intangible assets was $400.2 million. Definite-lived intangible assets comprise certain fund investment advisory contracts, trade names and non-competition agreements. We monitor the useful lives of definite-lived intangible assets and revise the useful lives, if necessary, based on the circumstances. Significant judgment is required in estimating the period that these assets will contribute to our cash flows and the pattern over which these assets will be consumed. A change in the remaining useful life of any of these assets could have a significant impact on amortization expense. All amortization expense is calculated on a straight-line basis. Impairment testing is performed whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were to determine that the carrying value of the definite-lived intangible assets was less than the sum of the undiscounted cash flows expected to result from the asset, we would quantify the impairment using a discounted cash flow model.

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

Investment Management Fees
We provide investment management services pursuant to investment management agreements through our investment advisers (each an "Adviser"). Investment management services represent a series of distinct daily services that are performed over time. Fees earned on funds are based on each fund's average daily or weekly net assets and are generally calculated and received on a monthly basis. We record investment management fees net of the fees paid to unaffiliated subadvisers since we are deemed to be an agent of the fund as it relates to the day-to-day investment management services they perform, with our performance obligation being to arrange for the provision of that service and not control the specified service before it is performed. Amounts paid to unaffiliated subadvisers for the years ended December 31, 2022, 2021 and 2020 were $77.0 million, $115.5 million and $38.6 million, respectively.

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

We rely on data provided to us by service providers for the pricing of the underlying investment securities for the asset values that drive our investment management fees and our assets under management. Our service providers have formal valuation policies and procedures over the valuation of investments. As of December 31, 2022, our total assets under management by fair value hierarchy level, as defined by ASC 820, were approximately 72.2% Level 1, 27.6% Level 2 and 0.2% Level 3.

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

Administration & Shareholder Service Fees
We provide administrative fund services to our U.S. retail funds, ETFs and the majority of our closed-end funds and shareholder services to our open-end funds. Administration and shareholder services are performed over time. We earn fees for these services, which are calculated and paid monthly, based on each fund's average daily or weekly net assets. Administrative fund services include: record keeping, preparing and filing documents required to comply with securities laws, legal administration and compliance services, customer service, supervision of the activities of the funds' service providers, tax services and treasury services. We also provide office space, equipment and personnel that may be necessary for managing and administering the business affairs of the funds. Shareholder services include maintaining shareholder accounts, processing shareholder transactions, preparing filings and performing necessary reporting.

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

We are also subject to market risk due to a decline in the market value of our investments, which consist of marketable securities and our net interests in CIP. The following table summarizes the impact of a 10% increase or decrease in the fair values of these financial instruments:

	December 31, 2022
(in thousands)	Fair Value	10% Change
Investment securities - fair value (1)	$76,999	$7,700
Our net interest in CIP (2)	148,107	14,811
Total Investments subject to Market Risk	$225,106	$22,511

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

Interest Rate Risk
Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. At December 31, 2022, we were exposed to interest rate risk as a result of approximately $155.8 million of investments in fixed and floating rate income products, which include our net interests in CIP. We considered a hypothetical 100 basis point change in interest rates and determined that the fair value of our fixed income investments could change by an estimated $2.7 million.

At December 31, 2022, we had $261.6 million outstanding under our Term Loan. The applicable margin on amounts outstanding under the Credit Agreement is 2.25%, in the case of LIBOR-based loans, and 1.25%, in the case of an alternate base rate loan. Given our borrowings are floating rate, we considered a hypothetical 100 basis point change in the base rate of our outstanding borrowings and determined that annual interest expense would change by an estimated $2.6 million, either an increase or decrease, depending on the direction of the change in the base rate.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policy or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based upon the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report, which is included in Item 15 "Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

Item 11.	Executive Compensation.

Information required by this Item 11 is incorporated herein by reference to our definitive proxy statement for our 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Item 403 of Regulation S-K is incorporated herein by reference to our definitive proxy statement for our 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

The following table sets forth information as of December 31, 2022 with respect to compensation plans under which shares of our common stock may be issued:

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (2)	377,087	$—	655,343
Equity compensation plans not approved by security holders	—	—	—
Total	377,087	$—	655,343

(1)The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock unit awards ("RSUs") since recipients of such awards are not required to pay an exercise price to receive the shares subject to these awards.
(2)Represents shares of our common stock issuable upon the vesting of RSUs outstanding under the Company's Omnibus Incentive and Equity Plan (the "Omnibus Plan"). Of the 3,370,000 maximum number of shares of our common stock authorized for issuance under the Omnibus Plan, 124,223 shares of common stock have been issued on a cumulative basis in the form of direct grants to directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item 13 is incorporated herein by reference to our definitive proxy statement for our 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

Item 14.	Principal Accountant Fees and Services.

Information required by this Item 14 is incorporated herein by reference to our definitive proxy statement for our 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements: The following Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements of Virtus are included in this Annual Report:
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020
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
10.1*
Change in Control Agreement between George R. Aylward and the Registrant, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.4 of the Registrant's Amendment No. 4 to Form 10, filed December 19, 2008).

10.2*	Virtus Investment Partners, Inc. Amended and Restated Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K, filed May 17, 2021).
10.3*
Virtus Investment Partners, Inc. Non-Qualified Excess Investment Plan, effective as of November 1, 2008 (incorporated by reference to Exhibit 10.6 of the Registrant's Amendment No. 2 to Form 10, filed November 14, 2008).

10.4*
First Amendment to the Virtus Investment Partners, Inc. Non-Qualified Excess Investment Plan, effective as of February 1, 2010 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q, filed May 4, 2010).

10.5*
Virtus Investment Partners, Inc. Amended and Restated Executive Severance Allowance Plan, effective as of February 2, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed February 4, 2009).

10.6*
Form of Non-Qualified Stock Option Agreement under the Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q, filed May 13, 2009).

10.7*	Form of Restricted Stock Units Agreement under the Virtus Investment Partners, Inc. Amended and Restated Omnibus Incentive and Equity Plan.
10.8*	Form of Performance Share Units Agreement under the Virtus Investment Partners, Inc. Amended and Restated Omnibus Incentive and Equity Plan.
10.9*	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q, filed November 4, 2009).
10.10*	Form of Indemnity Agreement.
10.11*	Offer Letter from the Registrant to Barry M. Mandinach dated April 4, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q, filed May 7, 2014).
10.12*	Offer Letter from the Registrant to Wendy J. Hills dated July 26, 2019 (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K, filed February 26, 2021).

10.13*	Offer Letter from the Registrant to Richard W. Smirl dated April 7, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed May 6, 2021).
10.14
Amended and Restated Credit Agreement, dated as of September 28, 2021, by and among Virtus Investment Partners, Inc. as borrower, Morgan Stanley Senior Funding, Inc. as administrative agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed October 4, 2021).

(21)	Subsidiaries of the Registrant
21.1	Virtus Investment Partners, Inc. Subsidiaries List.

(23)	Consents of Experts and Counsel
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certifications of Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Registrant's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information is formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020, (v) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2022, 2021 and 2020 and (vi) Notes to Consolidated Financial Statements.
104	Cover page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

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
Dated: February 27, 2023

Virtus Investment Partners, Inc.

By:	/S/ MICHAEL A. ANGERTHAL
Michael A. Angerthal
Executive Vice President Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 27, 2023.

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
Michael A. Angerthal Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Virtus Investment Partners, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Virtus Investment Partners, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Valuation of Assets Acquired – Refer to Notes 2 and 4 to the financial statements

Critical Audit Matter Description

During the year, the Company acquired Stone Harbor Investment Partners, LLC ("Stone Harbor") which was accounted for as a business combination. Management estimated the fair value of the assets acquired using (1) an excess earnings method for the investment management agreements, (2) a royalty savings method for the trade name, and (3) both a royalty savings method and a replacement cost method for the software. The determination required management to make significant estimates and assumptions related to future cash flows and the selection of the discount rates and long-term growth rates for these assets.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of assets acquired for Stone Harbor included the following, among others:
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
–We evaluated the discount rates used by management to determine whether management's discount rate estimates were within our independent range.
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

Valuation of Contingent Consideration – Refer to Notes 2, 4 and 7 to the financial statements

Critical Audit Matter Description

The Company periodically enters into contingent payment arrangements in connection with its business combinations or asset acquisitions.

Contingent payment obligations related to business combinations are recorded at fair value upon acquisition and are remeasured at fair value each reporting date. During the year, the contingent payment obligations associated with the 2022 acquisition of Stone Harbor and the 2021 acquisitions of NFJ Investment Group (“NFJ”) and Westchester Capital Management (“Westchester”) were valued to reflect remeasurement and payments made, if applicable, and changes were recorded in the current period as a gain or loss. Management uses simulation models to determine the fair value of the Company's estimated contingent liability given the variable nature of the arrangements and the significant management judgments in estimating revenue projections, market rate assumptions, discount rates, and risk volatility assumptions.

Contingent payment obligations related to asset acquisitions, if estimable and probable of payment, are initially recorded at their estimated value and reviewed every reporting period for changes. During the year, the contingent payment obligations associated with the 2021 asset acquisition as part of the strategic partnership with Allianz Global Investors (“AllianzGI”) was valued to reflect remeasurement and payments made, if applicable, and changes were recorded in the current period as updates to the initial acquisition cost.

The valuations of the AllianzGI, NFJ, Westchester, and Stone Harbor contingent payment obligations use unobservable inputs and reflect management’s own judgments about the assumptions market participants would use in pricing the liabilities. Auditing the estimates involved a high degree of auditor judgment and an increased extent of effort. For the fair value of the business combination contingent consideration, our internal fair value specialists were engaged to evaluate management’s judgments utilized within the simulation model related to revenue projections, market rate assumptions, discount rates, and risk volatility assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of the contingent consideration liability for the AllianzGI, NFJ, Westchester, and Stone Harbor acquisitions included the following, among others:
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
•With the assistance of our internal fair value specialists, we performed the below procedures related to the NFJ, Westchester, and Stone Harbor contingent consideration liability:
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

Consolidation — Consolidation of Investment Products - Refer to Notes 2 and 21 to the financial statements

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

/s/ DELOITTE & TOUCHE LLP

Hartford, Connecticut
February 27, 2023

We have served as the Company's auditor since 2018.

Virtus Investment Partners, Inc.
Consolidated Balance Sheets

(in thousands, except share data)	December 31, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$338,234	$378,921
Investments	100,330	108,890
Accounts receivable, net	99,274	123,873
Assets of consolidated investment products ("CIP")
Cash and cash equivalents of CIP	250,301	206,620
Cash pledged or on deposit of CIP	644	604
Investments of CIP	2,190,113	2,140,238
Other assets of CIP	45,445	44,210
Furniture, equipment and leasehold improvements, net	19,123	12,542
Intangible assets, net	442,519	500,571
Goodwill	348,836	338,406
Deferred taxes, net	23,171	19,204
Other assets	94,944	60,102
Total assets	$3,952,934	$3,934,181
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$181,805	$187,449
Accounts payable and accrued liabilities	33,200	48,496
Dividends payable	15,812	14,824
Contingent consideration (Note 4)	128,400	162,564
Debt	255,025	266,346
Other liabilities	87,827	60,225
Liabilities of CIP
Notes payable of CIP	2,083,314	2,033,617
Securities purchased payable and other liabilities of CIP	230,897	185,068
Total liabilities	3,016,280	2,958,589
Commitments and Contingencies (Note 12)
Redeemable noncontrolling interests	113,718	138,965
Equity:
Equity attributable to Virtus Investment Partners, Inc.:
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 12,033,247 shares issued and 7,181,554 shares outstanding at December 31, 2022 and 11,906,747 shares issued and 7,506,151 shares outstanding at December 31, 2021	120	119
Additional paid-in capital	1,286,244	1,276,424
Retained earnings (accumulated deficit)	130,261	60,962
Accumulated other comprehensive income (loss)	(358)	20
Treasury stock, at cost, 4,851,693 and 4,400,596 shares at December 31, 2022 and December 31, 2021, respectively	(599,248)	(509,248)
Total equity attributable to Virtus Investment Partners, Inc.	817,019	828,277
Noncontrolling interests	5,917	8,350
Total equity	822,936	836,627
Total liabilities and equity	$3,952,934	$3,934,181
The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except per share data)	2022	2021	2020
Revenues
Investment management fees	$728,339	$781,585	$505,338
Distribution and service fees	67,518	90,555	38,425
Administration and shareholder service fees	85,862	102,531	59,463
Other income and fees	4,660	4,563	670
Total revenues	886,379	979,234	603,896
Operating Expenses
Employment expenses	371,259	358,230	267,299
Distribution and other asset-based expenses	112,612	141,039	77,010
Other operating expenses	126,178	90,134	69,896
Other operating expenses of consolidated investment products ("CIP")	4,408	3,562	10,585
Change in fair value of contingent consideration	8,020	12,400	—
Restructuring expense	4,015	—	1,155
Depreciation expense	3,923	3,900	4,660
Amortization expense	58,504	44,481	30,127
Total operating expenses	688,919	653,746	460,732
Operating Income (Loss)	197,460	325,488	143,164
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	(12,489)	3,907	7,139
Realized and unrealized gain (loss) of CIP, net	(39,296)	(1,761)	(1,965)
Other income (expense), net	(153)	4,230	1,876
Total other income (expense), net	(51,938)	6,376	7,050
Interest Income (Expense)
Interest expense	(13,173)	(9,240)	(11,894)
Interest and dividend income	4,448	1,364	1,367
Interest and dividend income of investments of CIP	107,325	90,080	109,648
Interest expense of CIP	(80,234)	(60,398)	(85,437)
Total interest income (expense), net	18,366	21,806	13,684
Income (Loss) Before Income Taxes	163,888	353,670	163,898
Income tax expense (benefit)	57,260	90,835	43,935
Net Income (Loss)	106,628	262,835	119,963
Noncontrolling interests	10,913	(54,704)	(40,006)
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$117,541	$208,131	$79,957
Earnings (Loss) per Share-Basic	$15.90	$27.13	$10.49
Earnings (Loss) per Share-Diluted	$15.50	$26.01	$10.02
Weighted Average Shares Outstanding-Basic	7,391	7,672	7,620
Weighted Average Shares Outstanding-Diluted	7,582	8,003	7,976
The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(in thousands)	2022	2021	2020
Net Income (Loss)	$106,628	$262,835	$119,963
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $135, $3 and $(7) for the years ended December 31, 2022, 2021 and 2020, respectively	(378)	(9)	20
Other comprehensive income (loss)	(378)	(9)	20
Comprehensive income (loss)	106,250	262,826	119,983
Comprehensive (income) loss attributable to noncontrolling interests	10,913	(54,704)	(40,006)
Comprehensive income (loss) attributable to Virtus Investment Partners, Inc.	$117,163	$208,122	$79,977

The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Consolidated Statements of Changes in Stockholders' Equity

	Permanent Equity												Temporary Equity
	Common Stock		Preferred Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Virtus Investment Partners, Inc.	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
(in thousands, except share data)	Shares	Par Value	Shares	Amount				Shares	Amount
Balances at December 31, 2019	6,809,280	$107	1,150,000	$110,843	$1,199,205	$(215,216)	$9	3,927,607	$(419,249)	$675,699	$10,558	$686,257	$63,845
Net income (loss)	—	—	—	—	—	79,957	—	—	—	79,957	1,298	81,255	38,708
Foreign currency translation adjustments	—	—	—	—	—	—	20	—	—	20	—	20	—
Net subscriptions (redemptions) and other	—	—	—	—	(167)	—	—	—	—	(167)	(2,057)	(2,224)	12,960
Conversion of preferred stock	912,806	9	(1,150,000)	(110,843)	110,834	—	—	—	—	—	—	—	—
Cash dividends declared ($2.98 per common share)	—	—	—	—	(24,998)	—	—	—	—	(24,998)	—	(24,998)	—
Repurchase of common shares	(279,796)	—	—	—	—	—	—	279,796	(32,500)	(32,500)	—	(32,500)	—
Issuance of common shares related to employee stock transactions	141,176	2	—	—	184	—	—	—	—	186	—	186	—
Taxes paid on stock-based compensation	—	—	—	—	(6,608)	—	—	—	—	(6,608)	—	(6,608)	—
Stock-based compensation	—	—	—	—	19,552	—	—	—	—	19,552	—	19,552	—
Balances at December 31, 2020	7,583,466	$118	—	$—	$1,298,002	$(135,259)	$29	4,207,403	$(451,749)	$711,141	$9,799	$720,940	$115,513
Net income (loss)	—	—	—	—	—	208,131	—	—	—	208,131	817	208,948	53,887
Foreign currency translation adjustments	—	—	—	—	—	—	(9)	—	—	(9)	—	(9)	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—		—	(2,266)	(2,266)	(30,435)
Cash dividends declared ($4.64 per common share)	—	—	—	—	(25,312)	(11,910)		—	—	(37,222)	—	(37,222)	—
Repurchase of common shares	(193,193)	—	—	—	—	—	—	193,193	(57,499)	(57,499)	—	(57,499)	—
Issuance of common shares related to employee stock transactions	115,878	1	—	—	65	—	—	—	—	66	—	66	—
Taxes paid on stock-based compensation	—	—	—	—	(19,509)	—	—	—	—	(19,509)	—	(19,509)	—
Stock-based compensation	—	—	—	—	23,178	—	—	—	—	23,178	—	23,178	—
Balances at December 31, 2021	7,506,151	$119	—	$—	$1,276,424	$60,962	$20	4,400,596	$(509,248)	$828,277	$8,350	$836,627	$138,965
Net income (loss)	—	—	—	—	—	117,541	—	—	—	117,541	(765)	116,776	(10,148)
Foreign currency translation adjustments	—	—	—	—	—	—	(378)	—	—	(378)	—	(378)	—
Net subscriptions (redemptions) and other	—	—	—	—	2,035	—	—	—		2,035	(1,668)	367	(15,099)
Cash dividends declared ($6.30 per common share)	—	—	—	—	—	(48,242)		—	—	(48,242)	—	(48,242)	—
Repurchase of common shares	(451,097)	—	—	—	—	—	—	451,097	(90,000)	(90,000)	—	(90,000)	—
Issuance of common shares related to employee stock transactions	126,500	1	—	—	(1)	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	—	—	(16,830)	—	—	—	—	(16,830)	—	(16,830)	—
Stock-based compensation	—	—	—	—	24,616	—	—	—	—	24,616	—	24,616	—
Balances at December 31, 2022	7,181,554	$120	—	$—	$1,286,244	$130,261	$(358)	4,851,693	$(599,248)	$817,019	$5,917	$822,936	$113,718

The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Consolidated Statements of Cash Flow

	Years Ended December 31,
(in thousands)	2022	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$106,628	$262,835	$119,963
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense, intangible asset and other amortization	64,215	50,769	38,853
Stock-based compensation	24,042	26,225	21,481
Amortization of deferred commissions	4,342	3,956	2,052
Payments of deferred commissions	(2,065)	(5,963)	(2,089)
Equity in earnings of equity method investments	(187)	(4,403)	(1,964)
Realized and unrealized (gains) losses on investments, net	13,105	(2,721)	(7,128)
Distributions from equity method investments	2,244	3,710	1,192
Sales (purchases) of investments, net	(9,309)	(7,952)	12,296
(Gain) loss on extinguishment of debt	—	—	(705)
Change in fair value of contingent consideration	8,020	12,400	—
Deferred taxes, net	(1,960)	(9,664)	6,332
Right of use asset	3,222	—	—
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	37,548	(30,057)	(9,698)
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	(47,379)	72,628	13,743
Operating activities of consolidated investment products ("CIP"):
Realized and unrealized (gains) losses on investments of CIP, net	36,054	(4,264)	(5,889)
Purchases of investments by CIP	(939,017)	(1,176,936)	(1,304,723)
Sales of investments by CIP	820,497	1,454,591	883,888
Net proceeds (purchases) of short-term investments and securities sold short by CIP	(13)	16,272	(934)
Change in other assets and liabilities of CIP	6,813	(856)	(3,942)
Amortization of discount on notes payable of CIP	5,870	5,159	11,169
Net cash provided by (used in) operating activities	132,670	665,729	(226,103)
Cash Flows from Investing Activities:
Capital expenditures and other asset purchases	(6,582)	(5,838)	(1,043)
Change in cash and cash equivalents of CIP due to consolidation (deconsolidation), net	(308)	(13,559)	9,724
Acquisition of business, net of cash acquired of $8,443 and $1,197 for the years ended December 31, 2022 and 2021, respectively	(20,577)	(155,636)	—
Net cash provided by (used in) investing activities	(27,467)	(175,033)	8,681

	Years Ended December 31,
(in thousands)	2022	2021	2020
Cash Flows from Financing Activities:
Refinancing of credit agreement	—	81,155	—
Payment of long-term debt	(12,750)	(12,513)	(79,086)
Payment of contingent consideration	(33,036)	—	—
Payment of deferred financing costs	—	(7,039)	—
Repurchase of common shares	(90,000)	(57,499)	(32,500)
Preferred stock dividends paid	—	—	(2,084)
Common stock dividends paid	(47,254)	(31,411)	(22,800)
Taxes paid related to net share settlement of restricted stock units	(16,830)	(19,443)	(6,445)
Affiliate equity sales (purchases)	(11,089)	—	—
Net contributions from (distributions to) noncontrolling interests	(5,527)	(3,270)	(7,263)
Financing activities of CIP
Borrowings by CIP	306,296	363,539	779,982
Payments on borrowings by CIP	(191,867)	(557,919)	(394,472)
Net cash provided by (used in) financing activities	(102,057)	(244,400)	235,332
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(112)	—	—
Net increase (decrease) in cash and cash equivalents	3,034	246,296	17,910
Cash, cash equivalents and restricted cash, beginning of year	586,145	339,849	321,939
Cash, cash equivalents and restricted cash, end of year	$589,179	$586,145	$339,849

Supplemental Disclosure of Cash Flow Information
Interest paid	$11,134	$6,478	$8,857
Income taxes paid, net	74,313	95,411	35,388
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Conversion of preferred stock to common stock	—	—	115,000
Common stock dividends payable	11,850	11,261	6,218
Contingent consideration	1,200	150,164	—
Increase (decrease) to noncontrolling interests due to consolidation (deconsolidation) of CIP, net	(338)	(30,550)	17,137

	December 31,
(in thousands)	2022	2021
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$338,234	$378,921
Cash of consolidated investment products	250,301	206,620
Cash pledged or on deposit of consolidated investment products	644	604
Cash, cash equivalents and restricted cash at end of year	$589,179	$586,145

The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Notes to Consolidated Financial Statements

1. Organization and Business
Virtus Investment Partners, Inc. (the "Company," "we," "us," "our" or "Virtus"), a Delaware corporation, operates in the investment management industry through its subsidiaries.

The Company provides investment management and related services to individuals and institutions. The Company’s retail investment management services are provided to individuals through products consisting of: mutual funds registered pursuant to the Investment Company Act of 1940, as amended ("U.S. retail funds" or "variable insurance funds"); Undertaking for Collective Investment in Transferable Securities and Qualifying Investor Funds (collectively, "global funds" and collectively with U.S. retail funds, variable insurance funds, exchange traded funds ("ETFs"), the "open-end funds"); closed-end funds (collectively, with open-end funds, the "funds"); and retail separate accounts. Institutional investment management services are offered through separate accounts and pooled or commingled structures to a variety of institutional clients. The Company also provides subadvisory services to other investment advisers and serves as the collateral manager for structured products.

2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include the accounts of the Company, its subsidiaries and investment products that are consolidated. Voting interest entities ("VOEs") are consolidated when the Company is considered to have a controlling financial interest, which is typically present when the Company owns a majority of the voting interest in an entity or otherwise has the power to govern the financial and operating policies of the entity.

The Company evaluates any variable interest entity ("VIEs") in which the Company has a variable interest for consolidation. A VIE is an entity in which either (i) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (ii) where as a group, the holders of the equity investment at risk do not possess: (x) the power through voting or similar rights to direct the activities that most significantly impact the entity's economic performance; (y) the obligation to absorb expected losses or the right to receive expected residual returns of the entity; or (z) proportionate voting and economic interests and where substantially all of the entity's activities either involve or are conducted on behalf of an investor with disproportionately fewer voting rights. If an entity has any of these characteristics, it is considered a VIE and is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that has both the power to direct the activities that most significantly impact the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. See Note 21 for additional information related to the consolidation of investment products. Intercompany accounts and transactions have been eliminated.

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

Investments
Investment Securities - Fair Value
Investment securities - fair value consist of investments in the Company's sponsored funds and separately managed accounts and are carried at fair value in accordance with ASC 320, Investments-Debt and Equity Securities ("ASC 320"), and Topic 321, Investments-Equity Securities ("ASC 321"). These securities are marked to market based on the respective publicly quoted net asset values of the funds or market prices of the equity securities or bonds. Transactions in these securities are recorded on a trade date basis. Any unrealized appreciation or depreciation on investment securities is reported on the Consolidated Statement of Operations within realized and unrealized gain (loss) on investments.

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

Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of business combinations over the identified assets and liabilities acquired. In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized. The Company has a single reporting unit for the purpose of assessing potential impairments of goodwill. An impairment analysis of goodwill is performed annually or more frequently, if warranted by events or changes in circumstances affecting the Company's business. The Company follows ASU 2011-08, Testing Goodwill for Impairment, which provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The Company's 2022 and 2021 annual goodwill impairment analysis did not result in any impairment charges.

Definite-lived intangible assets are comprised of certain fund investment advisory contracts, trade names, non-competition agreements and software. These assets are amortized on a straight-line basis over the estimated useful lives of such assets, which range from 4 to 16 years. Definite-lived intangible assets are evaluated for impairment on an ongoing basis whenever events or circumstances indicate that the carrying value of the definite-lived intangible asset may not be recoverable. The Company determines if impairment has occurred by comparing estimates of future undiscounted cash flows to the carrying value of assets. Assets are considered impaired, and an impairment is recorded, if the carrying value exceeds the expected future undiscounted cash flows.

Indefinite-lived intangible assets are comprised of certain trade names and fund investment advisory contracts. These assets are tested for impairment annually or when events or changes in circumstances indicate the assets might be impaired. The Company follows ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which provides the option to perform a qualitative assessment of indefinite-lived intangible assets other than goodwill for impairment to determine if additional impairment testing is necessary. The Company's 2022 and 2021 annual indefinite-lived intangible assets impairment analysis did not result in any impairment charges.

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

Notes to Consolidated Financial Statements—(Continued)

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

Investment Management Fees
The Company provides investment management services pursuant to investment management agreements through its investment advisers (each an "Adviser"). Investment management services represent a series of distinct daily services that are performed over time. Fees earned on funds are based on each fund's average daily or weekly net assets and are generally calculated and received on a monthly basis. The Company records investment management fees net of the fees paid to unaffiliated subadvisers, as the Company is deemed to be the agent of the fund as it relates to the day-to-day investment management services performed by unaffiliated subadvisers, with the Company's performance obligation being to arrange for the provision of that service and not control the specified service before it is performed. Amounts paid to unaffiliated subadvisers for the years ended December 31, 2022, 2021 and 2020 were $77.0 million, $115.5 million and $38.6 million, respectively.

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

Notes to Consolidated Financial Statements—(Continued)

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

Administration and Shareholder Service Fees
The Company provides administrative fund services to its U.S. retail funds, ETFs and the majority of its closed-end funds and shareholder services to its open-end funds. Administration and shareholder services are performed over time. The Company earns fees for these services, which are calculated and paid monthly, based on each fund's average daily or weekly net assets. Administrative fund services include: record keeping, preparing and filing documents required to comply with securities laws, legal administration and compliance services, customer service, supervision of the activities of the funds' service providers, tax services and treasury services. The Company also provides office space, equipment and personnel that may be necessary for managing and administering the business affairs of the funds. Shareholder services include maintaining shareholder accounts, processing shareholder transactions, preparing filings and performing necessary reporting.

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

Notes to Consolidated Financial Statements—(Continued)

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

Fair Value Measurements and Fair Value of Financial Instruments
ASC 820, Fair Value Measurement, establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. The Financial Accounting Standards Board (the "FASB") defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation hierarchy contains three levels as follows:

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

3. Revenues
Investment Management Fees by Source
The following table summarizes investment management fees by source:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Investment management fees
Open-end funds	$335,585	$395,152	$250,030
Closed-end funds	63,841	63,301	36,833
Retail separate accounts	171,509	174,919	104,932
Institutional accounts	157,404	148,213	113,543
Total investment management fees	$728,339	$781,585	$505,338

Notes to Consolidated Financial Statements—(Continued)

4. Acquisitions
Stone Harbor Investment Partners
On January 1, 2022, the Company acquired Stone Harbor Investment Partners, LLC ("Stone Harbor"), which was accounted for in accordance with ASC 805, Business Combinations ("ASC 805"). Transaction consideration consisted of $28.9 million paid in cash and $1.2 million in contingent consideration recorded at fair value, which represents future potential earn-out payments based on pre-established performance metrics related to revenue retention and revenue growth rates. Future contingent consideration will be paid, if earned, in 2023, 2026 and 2027.

The transaction consideration of $30.1 million was allocated to the assets acquired and liabilities assumed, based upon their estimated fair values at the date of the acquisition, as well as goodwill of $10.3 million and definite-lived intangible assets of $10.8 million. The Company expects $21.1 million of the purchase price to be tax deductible over 15 years. The revenues and operating income of Stone Harbor were not material to the Company's results of operations for the year ended December 31, 2022.

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
The fair value of investment management agreements was estimated using a multi-period excess earnings method, the fair value of the trade names was estimated using a royalty savings method, and the fair value of the software was estimated using a royalty savings method and replacement cost approach. The fair value estimates were prepared with the assistance of an independent valuation firm.

Westchester Capital Management
On October 1, 2021, the Company acquired Westchester Capital Management, LLC ("Westchester"), which was accounted for in accordance with ASC 805. Transaction consideration consisted of $156.8 million in cash and contingent consideration representing future potential earn-out payments based on pre-established performance metrics related to revenue growth rates, that was recorded as a liability on the Company's Consolidated Balance sheet. Future contingent consideration

Notes to Consolidated Financial Statements—(Continued)

payments will be made, if earned, in 2025 and 2026. As of December 31, 2022, the contingent consideration balance was $19.9 million.

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

Transaction consideration consists of variable cash payments based on a percentage of the investment management fees earned on certain open-end, closed-end and retail separate account assets from the transaction. Payments are to be made annually on the anniversary of the closing date of the transactions over the next seven years. Contingent payment obligations related to NFJ, which were accounted for in accordance with ASC 805, are remeasured at fair value as of each reporting period-end, with the change in fair value recorded within the Consolidated Statements of Operations. An estimate of these future payments has been recorded as a liability and included as contingent consideration on the Company's Consolidated Balance Sheets. A payment of $33.0 million was made in the first quarter of 2022. The estimated value of the total future revenue participation payments at December 31, 2022 was $108.5 million.

Notes to Consolidated Financial Statements—(Continued)

5. Goodwill and Other Intangible Assets
Below is a summary of intangible assets, net:

	Definite-Lived			Indefinite-Lived	Total
(in thousands)	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balances of December 31, 2020	$489,570	$(252,822)	$236,748	$43,516	$280,264
Additions/Transfers	266,006	—	266,006	(1,218)	264,788
Intangible amortization	—	(44,481)	(44,481)	—	(44,481)
Balances of December 31, 2021	755,576	(297,303)	458,273	42,298	500,571
Additions	10,800	—	10,800	—	10,800
Adjustments	(10,348)	—	(10,348)	—	(10,348)
Intangible amortization	—	(58,504)	(58,504)	—	(58,504)
Balances of December 31, 2022	$756,028	$(355,807)	$400,221	$42,298	$442,519

Activity in goodwill was as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Goodwill
Balance, beginning of period	$338,406	$290,366	$290,366
Acquisitions	10,430	48,040	—
Balance, end of period	$348,836	$338,406	$290,366

Definite-lived intangible asset amortization for the next five years and thereafter is estimated as follows:

Fiscal Year	Amount (in thousands)
2023	$56,964
2024	51,322
2025	46,554
2026	45,575
2027	42,473
2028 and Thereafter	157,333
$400,221

At December 31, 2022, the weighted average estimated remaining amortization period for definite-lived intangible assets was 8.5 years.

Notes to Consolidated Financial Statements—(Continued)

6. Investments
Investments consist primarily of investments in the Company's sponsored products. The Company's investments, excluding the assets of CIP discussed in Note 21, at December 31, 2022 and 2021 were as follows:

	December 31,
(in thousands)	2022	2021
Investment securities - fair value	$76,999	$80,335
Equity method investments (1)	11,448	13,038
Nonqualified retirement plan assets	10,154	13,321
Other investments	1,729	2,196
Total investments	$100,330	$108,890
(1)The Company's equity method investments are valued on a three-month lag based upon the availability of financial information.

Investment Securities - Fair Value
Investment securities - fair value consist of investments in the Company's sponsored funds and separately managed accounts. The composition of the Company's investment securities - fair value was as follows:

	December 31, 2022		December 31, 2021
(in thousands)	Cost	Fair Value	Cost	Fair Value
Investment Securities - fair value:
Sponsored funds	$67,472	$62,744	$63,090	$66,326
Equity securities	13,440	14,255	10,659	14,009
Total investment securities - fair value	$80,912	$76,999	$73,749	$80,335

For the years ended December 31, 2022, 2021 and 2020, the Company recognized a net realized loss of $1.4 million, and gains of $5.0 million and $4.7 million, respectively, on the sale of its investment securities - fair value.

Equity Method Investments
The Company's equity method investments primarily consist of a minority investment in an affiliated manager and an investment in a limited partnership. For the years ended December 31, 2022, 2021 and 2020, distributions from equity method investments were $2.2 million, $3.7 million and $1.2 million, respectively. The remaining capital commitment for one of the Company's equity method investments at December 31, 2022 was $0.2 million.

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

Notes to Consolidated Financial Statements—(Continued)

7. Fair Value Measurements
The Company's assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of CIP discussed in Note 21, as of December 31, 2022 and 2021, by fair value hierarchy level were as follows:

December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$287,126	$—	$—	$287,126
Investment securities - fair value
Sponsored funds	62,744	—	—	62,744
Equity securities	14,255	—	—	14,255
Nonqualified retirement plan assets	10,154	—	—	10,154
Total assets measured at fair value	$374,279	—	$—	$374,279

Liabilities
Contingent consideration	$—	$—	$78,100	$78,100
Total liabilities measured at fair value	$—	$—	$78,100	$78,100

December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$307,277	$—	$—	$307,277
Investment securities - fair value
Sponsored funds	66,326	—	—	66,326
Equity securities	14,009	—	—	14,009
Nonqualified retirement plan assets	13,321	—	—	13,321
Total assets measured at fair value	$400,933	$—	$—	$400,933

Liabilities
Contingent consideration	$—	$—	$88,400	$88,400
Total liabilities measured at fair value	$—	$—	$88,400	$88,400

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

Notes to Consolidated Financial Statements—(Continued)

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

The following table presents a reconciliation of beginning and ending balances of recurring fair value measurements classified as Level 3:

(in thousands)	2022	2021
Contingent consideration, beginning of year	$88,400	$—
Additions for acquisitions	1,200	96,000
Reduction of liability for payments made	(19,520)	(20,000)
Increase (reduction) of liability related to re-measurement of fair value, net	8,020	12,400
Contingent consideration, end of year	$78,100	$88,400

8. Furniture, Equipment and Leasehold Improvements, Net
Furniture, equipment and leasehold improvements, net were as follows:

	December 31,
(in thousands)	2022	2021
Leasehold improvements	$22,657	$19,659
Furniture and office equipment	12,389	11,516
Computer equipment and software	5,764	5,142
Subtotal	40,810	36,317
Accumulated depreciation and amortization	(21,687)	(23,775)
Furniture, equipment and leasehold improvements, net	$19,123	$12,542

9. Leases
All of the Company's leases qualify as operating leases and consist primarily of leases for office facilities, which have remaining initial lease terms ranging from 0.2 to 7.3 years and a weighted average remaining lease term of 5.8 years. The Company has options to renew some of its leases for periods ranging from 3.0 to 10.0 years, depending on the lease. None of the Company's renewal options were considered reasonably assured of being exercised and, therefore, were excluded from the initial lease term used to determine the Company's right-of-use asset and lease liability. The Company's right-of-use asset, recorded in other assets, and lease liability, recorded in other liabilities on the Consolidated Balance Sheets, at December 31, 2022 were $64.5 million and $77.1 million, respectively. The weighted average discount rate used to measure the Company's lease liability was 3.0% at December 31, 2022.
Lease expense totaled $14.0 million, $5.6 million and $5.1 million for fiscal years 2022, 2021 and 2020, respectively. Cash payments relating to operating leases during 2022 were $13.3 million.

Notes to Consolidated Financial Statements—(Continued)

Lease liability maturities as of December 31, 2022 were as follows:

Fiscal Year	Amount (in thousands)
2023	$15,383
2024	15,190
2025	14,466
2026	12,578
2027	11,919
Thereafter	14,792
Total lease payments	84,328
Less: Imputed interest	7,191
Present value of lease liabilities	$77,137

10. Income Taxes
The components of the provision for income taxes were as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Current
Federal	$40,113	$75,525	$27,852
State	19,107	24,974	9,751
Total current tax expense (benefit)	59,220	100,499	37,603
Deferred
Federal	(1,506)	(6,241)	3,899
State	(454)	(3,423)	2,433
Total deferred tax expense (benefit)	(1,960)	(9,664)	6,332
Total expense (benefit) for income taxes	$57,260	$90,835	$43,935
The following presents a reconciliation of the provision (benefit) for income taxes computed at the federal statutory rate to the provision (benefit) for income taxes recognized on the Consolidated Statements of Operations for the years indicated:

	Years Ended December 31,
(in thousands)	2022		2021		2020
Tax at statutory rate	$34,416	21%	$74,271	21%	$34,419	21%
State taxes, net of federal benefit	14,736	9	17,283	5	9,775	6
Excess tax benefits related to share-based compensation	(2,792)	(1)	(4,095)	(1)	239	—
Nondeductible compensation	2,356	1	3,461	1	2,686	2
Effect of net (income) loss attributable to noncontrolling interests	(1,435)	(1)	(2,637)	(1)	(1,939)	(1)
Change in valuation allowance	9,596	6	1,941	1	(1,383)	(1)
Other, net	383	—	611	—	138	—
Income tax expense (benefit)	$57,260	35%	$90,835	26%	$43,935	27%

The provision for income taxes reflects U.S. federal, state and local taxes at an effective tax rate of 35%, 26% and 27% for the years ended December 31, 2022, 2021 and 2020, respectively. The Company's tax position for the years ended December 31, 2022, 2021 and 2020 was impacted by changes in the valuation allowance related to the unrealized and realized gains and losses on the Company's investments.

Deferred taxes resulted from temporary differences between the amounts reported on the consolidated financial statements and the tax basis of assets and liabilities. The tax effects of temporary differences were as follows:

Notes to Consolidated Financial Statements—(Continued)

	December 31,
(in thousands)	2022	2021
Deferred tax assets:
Intangible assets	$17,773	$11,216
Net operating losses	11,881	12,743
Compensation accruals	16,813	17,034
Lease liability	10,026	11,857
Investments	18,283	6,335
Capital losses	2,197	1,083
Other	94	595
Gross deferred tax assets	77,067	60,863
Valuation allowance	(19,480)	(7,296)
Gross deferred tax assets after valuation allowance	57,587	53,567
Deferred tax liabilities:
Intangible assets	(24,163)	(21,297)
Right of use asset	(7,672)	(9,830)
Fixed assets	(1,869)	(1,661)
Other investments	(712)	(1,575)
Gross deferred tax liabilities	(34,416)	(34,363)
Deferred tax assets, net	$23,171	$19,204

At each reporting date, the Company evaluates the positive and negative evidence used to determine the likelihood of realization of its deferred tax assets. The Company maintained a valuation allowance in the amount of $19.5 million and $7.3 million at December 31, 2022 and 2021, respectively, relating to deferred tax assets on items of a capital nature as well as certain state deferred tax assets.

As of December 31, 2022, the Company had net operating loss carry-forwards for federal income tax purposes represented by a $7.0 million deferred tax asset. The related federal net operating loss carry-forwards are scheduled to begin to expire in the year 2031. As of December 31, 2022, the Company had state net operating loss carry-forwards, varying by subsidiary and jurisdiction, represented by a $4.9 million deferred tax asset. Certain state net operating loss carry-forwards are scheduled to begin to expire in 2023.

Internal Revenue Code Section 382 ("Section 382") limits tax deductions for net operating losses, capital losses and net unrealized built-in losses after there is a substantial change in ownership in a corporation's stock involving a 50-percentage point increase in ownership by 5% or larger stockholders. At December 31, 2022, the Company had pre-change losses represented by deferred tax assets totaling $7.8 million that are subject to Section 382 limits. The utilization of these assets is subject to an annual limitation of $1.1 million.

Activity in unrecognized tax benefits were as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Balance, beginning of year	$1,235	$1,021	$1,172
Decrease related to tax positions taken in prior years	(593)	—	(365)
Increase related to positions taken in the current year	214	214	214
Balance, end of year	$856	$1,235	$1,021

 If recognized, $0.7 million of the $0.9 million gross unrecognized tax benefit balance at December 31, 2022 would favorably impact the Company's effective income tax rate. The Company does not expect any significant changes to its liability for unrecognized tax benefits during the next 12 months.

Notes to Consolidated Financial Statements—(Continued)

The Company recognizes interest and penalties related to income tax matters within income tax expense. The Company recorded no interest or penalties related to unrecognized tax benefits at December 31, 2022, 2021 and 2020.

The earliest federal tax year that remains open for examination is 2019. The earliest open years in the Company's major state tax jurisdictions are 2010 for Connecticut and 2019 for all of the Company's remaining state tax jurisdictions.

11. Debt
Credit Agreement
The Company's credit agreement, as amended (the "Credit Agreement"), comprises (i) a $275.0 million seven-year term loan (the "Term Loan") expiring in September 2028 and (ii) a $175.0 million revolving credit facility with a five-year term expiring in September 2026. During the year ended December 31, 2022, the Company repaid $12.8 million outstanding under its Term Loan. At December 31, 2022, $261.6 million was outstanding under the Term Loan, and there were no outstanding borrowings under the revolving credit facility. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented on the Consolidated Balance Sheet net of related debt issuance costs, which were $6.6 million as of December 31, 2022.

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

The Term Loan amortizes at the rate of 1.00% per annum payable in equal quarterly installments on the last day of each calendar quarter, commencing on December 31, 2021. In addition, the Credit Agreement requires that the Term Loan be mandatorily prepaid with (i) 50% of the Company’s excess cash flow on an annual basis, stepping down to 25% if the Company’s secured net leverage ratio declines to 2:1 or below and stepping down to 0% if the Company’s secured net leverage ratio declines below 1.5:1; (ii) 50% of the net proceeds of certain asset sales, casualty or condemnation events, subject to customary reinvestment rights; and (iii) 100% of the proceeds of any indebtedness incurred to refinance the term loans or other refinancing indebtedness as well as indebtedness incurred other than indebtedness permitted to be incurred by the Credit Agreement. At any time, upon timely notice, the Company may terminate the Credit Agreement in full, reduce the commitment under the facility in minimum specified increments or prepay loans in whole or in part, subject to the payment of breakage fees with respect to LIBOR-based loans and, in the case of any term loans that are prepaid in connection with a "repricing transaction" occurring within the six-month period following the closing date of the Credit Agreement, a 1.00% premium.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that affect, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, merge or dissolve, make investments, dispose of assets, engage in sale and leaseback transactions, make distributions and dividends and prepayments of junior indebtedness, engage in transactions with affiliates, enter into restrictive agreements, amend documentation governing junior indebtedness, modify its fiscal year and modify its organizational documents, subject to customary exceptions, thresholds, qualifications and "baskets." In addition, the Credit Agreement contains a financial performance covenant that is only applicable when greater than 35% of the revolving credit facility is outstanding, requiring a maximum leverage ratio, as of the last day of each of the four fiscal quarter periods, of no greater than the levels set forth in the Credit Agreement.

Notes to Consolidated Financial Statements—(Continued)

Future minimum Term Loan payments (exclusive of any mandatory excess cash flow repayments) as of December 31, 2022 were as follows:

Fiscal Year	Amount (in thousands)
2023	$2,750
2024	2,750
2025	2,750
2026	2,750
2027	2,750
2028	247,813
$261,563

12. Commitments and Contingencies
Legal Matters
The Company is involved from time to time in litigation and arbitration, as well as examinations, inquiries and investigations by various regulatory bodies, involving its compliance with, among other things, securities laws, client investment guidelines, laws governing the activities of broker-dealers and other laws and regulations affecting its products and other activities.

The Company records a liability when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. Based on information currently available, available insurance coverage, indemnities and established reserves, the Company believes that the outcomes of its legal and regulatory proceedings are not likely, either individually or in the aggregate, to have a material adverse effect on the Company's results of operations, cash flows or its consolidated financial condition. However, in the event of unexpected subsequent developments, and given the inherent unpredictability of these legal and regulatory matters, the Company can provide no assurance that its assessment of any legal matter will reflect the ultimate outcome, and an adverse outcome in certain matters could have a material adverse effect on the Company's results of operations or cash flows in particular quarterly or annual periods.

13. Equity Transactions
Dividends
During the first and second quarters of the year ended December 31, 2022, the Board of Directors declared quarterly cash dividends on the Company's common stock of $1.50 each. During the third and fourth quarters of the year ended December 31, 2022, the Board of Directors declared quarterly cash dividends on the Company's common stock of $1.65 each. Total dividends declared on the Company's common stock were $48.2 million for the year ended December 31, 2022.

At December 31, 2022, $15.8 million was included as dividends payable in liabilities on the Consolidated Balance Sheet representing the fourth quarter dividends to be paid on February 15, 2023 for common stock shareholders of record as of January 31, 2023.

Common Stock Repurchases
During the year ended December 31, 2022, the Company repurchased 451,097 common shares at a weighted average price of $199.48 per share, for a total cost, including fees and expenses, of $90.0 million under its share repurchase program. In May 2022, the Company's Board of Directors authorized an additional 750,000 shares under the share repurchase program. As of December 31, 2022, 828,352 shares remain available for repurchase.  Under the terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

Notes to Consolidated Financial Statements—(Continued)

14. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss), by component, were as follows:

Foreign Currency Translation Adjustments (in thousands)
Balance at December 31, 2021	$20
Net current-period other comprehensive income (loss) (1)	(378)
Balance at December 31, 2022	$(358)

Foreign Currency Translation Adjustments (in thousands)
Balance at December 31, 2020	$29
Net current-period other comprehensive income (loss) (1)	(9)
Balance at December 31, 2021	$20
(1) Consists of foreign currency translation adjustments, net of tax of $135 and $3 for the years ended December 31, 2022 and 2021, respectively.

15. Retirement Savings Plan
The Company sponsors a defined contribution 401(k) retirement plan (the "401(k) Plan") covering all employees who meet certain age and service requirements. Employees may contribute a percentage of their eligible compensation into the 401(k) Plan, subject to certain limitations imposed by the Internal Revenue Code. The Company matches employees' contributions at a rate of 100% of employees' contributions up to the first 5.0% of the employees' compensation contributed to the 401(k) Plan. The Company's matching contributions were $7.4 million, $5.9 million and $5.3 million in 2022, 2021 and 2020, respectively.

16. Stock-Based Compensation
Equity-based awards, including restricted stock units ("RSUs"), performance stock units ("PSUs"), stock options and unrestricted shares of common stock may be granted to officers, employees and directors of the Company pursuant to the Company's Omnibus Incentive and Equity Plan (the "Omnibus Plan"). At December 31, 2022, 655,343 shares of common stock remain available for issuance of the 3,370,000 shares that are authorized for issuance under the Omnibus Plan.
Stock-based compensation expense is summarized as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Stock-based compensation expense	$24,042	$26,225	$21,481

Restricted Stock Units
Each RSU entitles the holder to one share of common stock when the restriction expires. RSUs may be time-vested or performance-contingent PSUs that convert into RSUs after performance measurement is complete and generally vest in one to three years. Shares that are issued upon vesting are newly issued shares from the Omnibus Plan and are not issued from treasury stock.

Notes to Consolidated Financial Statements—(Continued)

RSU activity, inclusive of PSUs, for the year ended December 31, 2022 is summarized as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	430,730	$138.01
Granted	185,405	$194.46
Forfeited	(37,666)	$118.26
Settled	(201,382)	$118.40
Outstanding at December 31, 2022	377,087	$178.21

The grant-date intrinsic value of RSUs granted during the year ended December 31, 2022 was $36.1 million.

	Years Ended December 31,
(in millions, except per share values)	2022	2021	2020
Weighted-average grant-date fair value per share	$194.46	$268.65	$86.73
Fair value of RSUs vested	$23.8	$22.8	$21.8

For the years ended December 31, 2022, 2021 and 2020, a total of 79,471, 73,069 and 68,625 RSUs, respectively, were withheld by the Company as a result of net share settlements to settle minimum employee tax withholding obligations. The Company paid $16.8 million, $19.5 million and $6.5 million for the years ended December 31, 2022, 2021 and 2020, respectively, in minimum employee tax withholding obligations related to RSUs withheld for net share settlements. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

During the years ended December 31, 2022 and 2021, the Company granted 30,516 and 26,425 PSUs, respectively, that contain performance-based metrics in addition to a service condition. Compensation expense for PSUs is generally recognized over a three-year service period based upon the value determined using a combination of (i) the intrinsic value method, for awards that contain a performance metric that represents a "performance condition" in accordance with ASC 718, Compensation - Stock Compensation ("ASC 718") and (ii) the Monte Carlo simulation valuation model for awards that contain a "market condition" performance metric under ASC 718. Compensation expense for PSU awards that contain a market condition is fixed at the date of grant and will not be adjusted in future periods based upon the achievement of the market condition. Compensation expense for PSU awards with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period.

As of December 31, 2022 and 2021, unamortized stock-based compensation expense for unvested RSUs and PSUs was $27.7 million and $24.9 million, respectively, with a weighted average remaining contractual life of 1.0 years and 1.0 years, respectively. The Company did not capitalize any stock-based compensation expenses during the years ended December 31, 2022, 2021 and 2020.

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

17. Restructuring Expense
During the year ended December 31, 2022, the Company incurred $4.0 million in in restructuring costs, primarily related to the write-down of right-of-use assets for a lease in conjunction with the consolidation of certain office space.

Notes to Consolidated Financial Statements—(Continued)

18. Earnings (Loss) Per Share
The computation of basic and diluted EPS is as follows:

	Years Ended December 31,
(in thousands, except per share amounts)	2022	2021	2020
Net Income (Loss)	$106,628	$262,835	$119,963
Noncontrolling interests	10,913	(54,704)	(40,006)
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$117,541	$208,131	$79,957
Shares (in thousands):
Basic: Weighted-average number of shares outstanding	7,391	7,672	7,620
Plus: Incremental shares from assumed conversion of dilutive instruments	191	331	356
Diluted: Weighted-average number of shares outstanding	7,582	8,003	7,976
Earnings (Loss) per Share—Basic	$15.90	$27.13	$10.49
Earnings (Loss) per Share—Diluted	$15.50	$26.01	$10.02

The following table details the securities that have been excluded from the above computation of weighted-average number of shares for diluted EPS, because the effect would be anti-dilutive.

	Years Ended Years Ended December 31,
(in thousands)	2022	2021	2020
Restricted stock units and stock options	33	3	1
Total anti-dilutive securities	33	3	1

19. Concentration of Credit Risk
The following Company clients or sponsored funds provided 10 percent or more of the Company's investment management, administration and shareholder service fee revenues:

	2022	2021	2020
Virtus KAR Small Cap Growth Fund	*	*	10%
* Less than 10 percent of total revenues of the Company

20. Redeemable Noncontrolling Interests
Redeemable noncontrolling interests for the year ended December 31, 2022 included the following amounts:

(in thousands)	CIP	Affiliate Noncontrolling Interests	Total
Balance at December 31, 2021	$12,416	$126,549	$138,965
Net income (loss) attributable to noncontrolling interests	(1,197)	7,507	6,310
Changes in redemption value (1)	—	(16,458)	(16,458)
Total net income (loss) attributable to noncontrolling interests	(1,197)	(8,951)	(10,148)
Affiliate equity sales (purchases)	—	(11,089)	(11,089)
Net subscriptions (redemptions) and other	7,049	(11,059)	(4,010)
Balance at December 31, 2022	$18,268	$95,450	$113,718
(1)Relates to noncontrolling interests redeemable at other than fair value.

21. Consolidation
The consolidated financial statements include the accounts of the Company, its subsidiaries and investment products that are consolidated. VOEs are consolidated when the Company is considered to have a controlling financial interest, which is

Notes to Consolidated Financial Statements—(Continued)

typically present when the Company owns a majority of the voting interest in an entity or otherwise has the power to govern the financial and operating policies of the entity.

The Company evaluates any VIEs in which the Company has a variable interest for consolidation. A VIE is an entity in which either (i) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support; or (ii) where as a group, the holders of the equity investment at risk do not possess: (i) the power through voting or similar rights to direct the activities that most significantly impact the entity's economic performance, (ii) the obligation to absorb expected losses or the right to receive expected residual returns of the entity, or (iii) proportionate voting and economic interests and where substantially all of the entity's activities either involve or are conducted on behalf of an investor with disproportionately fewer voting rights. If an entity has any of these characteristics, it is considered a VIE and is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that has both the power to direct the activities that most significantly impact the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

In the normal course of its business, the Company sponsors various investment products, some of which are consolidated by the Company. CIP includes both VOEs, made up primarily of open-end funds in which the Company holds a controlling financial interest, and VIEs, which consist of CLOs and certain global and private funds of which the Company is considered the primary beneficiary. The consolidation and deconsolidation of these investment products have no impact on net income (loss) attributable to Virtus Investment Partners, Inc. The Company's risk with respect to these investment products is limited to its beneficial interests in these products. The Company has no right to the benefits from, and does not bear the risks associated with, these investment products beyond the Company's investments in, and fees generated from, these products.

The following table presents the balances of CIP that, after intercompany eliminations, were reflected on the Consolidated Balance Sheets as of December 31, 2022 and 2021:

	As of December 31,
	2022			2021
	VOEs	VIEs		VOEs	VIEs
(in thousands)		CLOs	Other		CLOs	Other
Cash and cash equivalents	$1,153	$249,003	$789	$787	$205,192	$1,245
Investments	24,669	2,106,764	58,680	21,544	2,055,107	63,587
Other assets	295	43,993	1,157	64	43,327	819
Notes payable	—	(2,083,314)	—	—	(2,033,617)	—
Securities purchased payable and other liabilities	(573)	(230,141)	(183)	(558)	(184,214)	(296)
Noncontrolling interests	(7,879)	(5,917)	(10,389)	(4,935)	(8,350)	$(7,481)
Net interests in CIP	$17,665	$80,388	$50,054	$16,902	$77,445	$57,874

Consolidated CLOs
The majority of the Company's CIP that are VIEs are CLOs. At December 31, 2022, the Company consolidated seven CLOs. The financial information of certain CLOs is included on the Company's consolidated financial statements on a one-month lag based upon the availability of their financial information. A majority-owned consolidated private fund, whose primary purpose is to invest in CLOs for which the Company serves as the collateral manager, is also included.

Investments of CLOs
The CLOs held investments of $2.1 billion at December 31, 2022 consisting of bank loan investments, which comprise the majority of the CLOs' portfolio asset collateral and are senior secured corporate loans across a variety of industries. These bank loan investments mature at various dates between 2023 and 2030 and pay interest at LIBOR plus a spread of up to 10.0%. The CLOs may elect to reinvest any prepayments received on bank loan investments up until the periods between October 2019 and October 2026, depending on the CLO. Generally, subsequent prepayments received after the reinvestment period must be used to pay down the note obligations. At December 31, 2022, the fair value of the senior bank loans was less than the unpaid principal balance by $146.7 million. At December 31, 2022, there were no material collateral assets in default.

Notes to Consolidated Financial Statements—(Continued)

Notes Payable of CLOs
The CLOs held notes payable with a total value, at par, of $2.4 billion at December 31, 2022, consisting of senior secured floating rate notes payable with a par value of $2.1 billion and subordinated notes with a par value of $261.2 million. These note obligations bear interest at variable rates based on LIBOR plus a pre-defined spread ranging from 0.8% to 9.1%. The principal amounts outstanding of these note obligations mature on dates ranging from October 2027 to October 2034.

The Company's beneficial interests and maximum exposure to loss related to these consolidated CLOs is limited to (i) ownership in the subordinated notes and (ii) accrued management fees. The secured notes of the consolidated CLOs have contractual recourse only to the related assets of the CLO and are classified as financial liabilities. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative prescribed by ASU 2014-13, Consolidation (Topic 810) ("ASU 2014-13") results in the net assets of the consolidated CLOs shown above to be equivalent to the beneficial interests retained by the Company at December 31, 2022, as shown in the table below:

(in thousands)
Subordinated notes	$78,900
Accrued investment management fees	1,488
Total Beneficial Interests	$80,388

The following table represents income and expenses of the consolidated CLOs included on the Company's Consolidated Statements of Operations for the period indicated:

Year Ended
December 31, 2022
(in thousands)
Income:
Realized and unrealized gain (loss), net	$(26,445)
Interest income	102,968
Total Income	$76,523

Expenses:
Other operating expenses	$3,826
Interest expense	80,234
Total Expense	84,060
Noncontrolling interests	765
Net Income (loss) attributable to CIP	$(6,772)

As summarized in the table below, the application of the measurement alternative as prescribed by ASU 2014-13 results in the consolidated net income summarized above to be equivalent to the Company's own economic interests in the consolidated CLOs, which are eliminated upon consolidation:

Year Ended
December 31, 2022
(in thousands)
Distributions received and unrealized gains (losses) on the subordinated notes held by the Company	$(15,013)
Investment management fees	8,241
Total Economic Interests	$(6,772)

Notes to Consolidated Financial Statements—(Continued)

Fair Value Measurements of CIP
The assets and liabilities of CIP measured at fair value on a recurring basis as of December 31, 2022 and 2021 by fair value hierarchy level were as follows:

As of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$249,003	$—	$—	$249,003
Debt investments	243	2,119,082	42,246	2,161,571
Equity investments	25,003	2,204	1,335	28,542
Total assets measured at fair value	$274,249	$2,121,286	$43,581	$2,439,116
Liabilities
Notes payable	$—	$2,083,314	$—	$2,083,314
Short sales	414	—	—	414
Total liabilities measured at fair value	$414	$2,083,314	$—	$2,083,728

As of December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$205,192	$—	$—	$205,192
Debt investments	273	2,107,736	2,695	2,110,704
Equity investments	26,111	2,961	462	29,534
Total assets measured at fair value	$231,576	$2,110,697	$3,157	$2,345,430
Liabilities
Notes payable	$—	$2,033,617	$—	$2,033,617
Short sales	515	—	—	515
Total liabilities measured at fair value	$515	$2,033,617	$—	$2,034,132

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

Notes to Consolidated Financial Statements—(Continued)

adjustment.

Short sales are transactions in which a security is sold that is not owned or is owned but there is no intention to deliver, in anticipation that the price of the security will decline. Short sales are recorded on the Consolidated Balance Sheets within other liabilities of CIP and are classified as Level 1 based on the underlying equity security.

The securities purchased payable at December 31, 2022 and 2021 approximated fair value due to the short term nature of the instruments.

The following table is a reconciliation of assets of CIP for Level 3 investments for which significant unobservable inputs were used to determine fair value.

	Year Ended December 31,
(in thousands)	2022	2021
Level 3 Investments of CIP (1)
Balance at beginning of period	$3,157	$54,182
Purchases	4,118	10,708
Sales	(18,076)	(41,362)
Amortization	107	98
Change in unrealized gains (losses), net	(958)	2,203
Realized gains (loss), net	(585)	(301)
Transfers to Level 2	(87,458)	(85,551)
Transfers from Level 2	143,276	63,180
Balance at end of period	$43,581	$3,157

(1)The investments that are categorized as Level 3 were valued utilizing third-party pricing information without adjustment. Transfers in and/or out of levels are reflected when significant inputs, including market inputs or performance attributes, used for the fair value measurement become observable/unobservable at period end.

Nonconsolidated VIEs
The Company serves as the collateral manager for other CLOs that are not consolidated. The assets and liabilities of these CLOs reside in bankruptcy remote, special purpose entities in which the Company has no ownership of, nor holds any notes issued by, the CLOs, and provides neither recourse nor guarantees. The Company has determined that the investment management fees it receives for serving as collateral manager for these CLOs did not represent a variable interest since (i) the fees the Company earns are compensation for services provided and are commensurate with the level of effort required to provide the investment management services, (ii) the Company does not hold other interests in the CLOs that individually, or in the aggregate, would absorb more than an insignificant amount of the CLOs' expected losses or receive more than an insignificant amount of the CLOs' expected residual return, and (iii) the investment management arrangement only includes terms, conditions and amounts that are customarily present in arrangements for similar services negotiated at arm's length.

The Company has interests in certain other VIEs that the Company does not consolidate as it is not the primary beneficiary since its interest in these entities does not provide the Company with the power to direct the activities that most significantly impact the entities' economic performance. At December 31, 2022, the carrying value and maximum risk of loss related to the Company's interest in these VIEs was $26.3 million.

22. Subsequent Events
Dividends Declared
On February 22, 2023, the Company declared a quarterly cash dividend of $1.65 per common share to be paid on May 15, 2023 to shareholders of record at the close of business on April 28, 2023.