Form 10-Q
period 2023-03-31
VIRTUS INVESTMENT PARTNERS, INC.
filed 2023-05-09
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock was 7,288,408 as of April 28, 2023.

VIRTUS INVESTMENT PARTNERS, INC.

"We," "us," "our," the "Company," and "Virtus" as used in this Quarterly Report on Form 10-Q (the "10-Q") refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
Virtus Investment Partners, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share data)	March 31, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$213,424	$338,234
Investments	115,663	100,330
Accounts receivable, net	97,899	99,274
Assets of consolidated investment products ("CIP")
Cash and cash equivalents of CIP	204,012	250,301
Cash pledged or on deposit of CIP	741	644
Investments of CIP	2,108,738	2,190,113
Other assets of CIP	49,071	45,445
Furniture, equipment and leasehold improvements, net	19,440	19,123
Intangible assets, net	428,128	442,519
Goodwill	348,836	348,836
Deferred taxes, net	21,696	23,171
Other assets	90,399	94,944
Total assets	$3,698,047	$3,952,934
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$69,103	$181,805
Accounts payable and accrued liabilities	38,564	33,200
Dividends payable	14,822	15,812
Contingent consideration	101,221	128,400
Debt	254,621	255,025
Other liabilities	84,945	87,827
Liabilities of CIP
Notes payable of CIP	2,056,472	2,083,314
Securities purchased payable and other liabilities of CIP	127,372	230,897
Total liabilities	2,747,120	3,016,280
Commitments and Contingencies (Note 14)
Redeemable noncontrolling interests	106,630	113,718
Equity:
Equity attributable to Virtus Investment Partners, Inc.:
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 12,140,087 shares issued and 7,288,394 shares outstanding at March 31, 2023; and 12,033,247 shares issued and 7,181,554 shares outstanding at December 31, 2022	121	120
Additional paid-in capital	1,281,509	1,286,244
Retained earnings (accumulated deficit)	155,792	130,261
Accumulated other comprehensive income (loss)	(259)	(358)
Treasury stock, at cost, 4,851,693 and 4,851,693 shares at March 31, 2023 and December 31, 2022, respectively	(599,248)	(599,248)
Total equity attributable to Virtus Investment Partners, Inc.	837,915	817,019
Noncontrolling interests	6,382	5,917
Total equity	844,297	822,936
Total liabilities and equity	$3,698,047	$3,952,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Revenues
Investment management fees	$164,478	$206,817
Distribution and service fees	14,153	20,007
Administration and shareholder service fees	18,359	24,344
Other income and fees	884	1,272
Total revenues	197,874	252,440
Operating Expenses
Employment expenses	98,614	105,993
Distribution and other asset-based expenses	23,715	32,846
Other operating expenses	30,730	31,712
Operating expenses of consolidated investment products ("CIP")	700	740
Depreciation expense	1,145	935
Amortization expense	14,391	14,662
Total operating expenses	169,295	186,888
Operating Income (Loss)	28,579	65,552
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	2,670	(2,982)
Realized and unrealized gain (loss) of CIP, net	2,596	(13,344)
Other income (expense), net	(343)	287
Total other income (expense), net	4,923	(16,039)
Interest Income (Expense)
Interest expense	(5,005)	(2,279)
Interest and dividend income	3,238	328
Interest and dividend income of investments of CIP	46,814	20,380
Interest expense of CIP	(35,203)	(12,088)
Total interest income (expense), net	9,844	6,341
Income (Loss) Before Income Taxes	43,346	55,854
Income tax expense (benefit)	8,703	16,735
Net Income (Loss)	34,643	39,119
Noncontrolling interests	3,981	(6,060)
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$38,624	$33,059
Earnings (Loss) per Share—Basic	$5.33	$4.38
Earnings (Loss) per Share—Diluted	$5.21	$4.22
Weighted Average Shares Outstanding—Basic	7,245	7,546
Weighted Average Shares Outstanding—Diluted	7,410	7,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Net Income (Loss)	$34,643	$39,119
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $(35) and $73 for the three months ended March 31, 2023 and 2022, respectively.	99	(50)
Other comprehensive income (loss)	99	(50)
Comprehensive income (loss)	34,742	39,069
Comprehensive (income) loss attributable to noncontrolling interests	3,981	(6,060)
Comprehensive Income (Loss) Attributable to Virtus Investment Partners, Inc.	$38,723	$33,009
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$34,643	$39,119
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense, intangible asset and other amortization	15,910	15,982
Stock-based compensation	5,749	9,547
Amortization of deferred commissions	500	1,471
Payments of deferred commissions	(384)	(949)
Equity in earnings of equity method investments	554	(410)
Realized and unrealized (gains) losses on investments, net	(2,670)	2,983
Sales (purchases) of investments, net	5,217	(7,917)
Deferred taxes, net	1,441	562
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	9,109	13,841
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	(115,514)	(120,267)
Operating activities of consolidated investment products ("CIP"):
Realized and unrealized (gains) losses on investments of CIP, net	(3,844)	12,559
Purchases of investments by CIP	(320,808)	(259,071)
Sales of investments by CIP	323,380	209,644
Net proceeds (purchases) of short-term investments and securities sold short by CIP	(218)	(14)
Change in other assets and liabilities of CIP	3,976	1,145
Net cash provided by (used in) operating activities	(42,959)	(81,775)
Cash Flows from Investing Activities:
Capital expenditures and other asset purchases	(1,448)	(2,510)
Acquisition of businesses, net of cash acquired of $8,443	—	(19,773)
Change in cash and cash equivalents of CIP due to consolidation (deconsolidation), net	(52)	(292)
Purchase of equity method investment	(11,645)	—
Net cash provided by (used in) investing activities	(13,145)	(22,575)

Cash Flows from Financing Activities:
Payment of long-term debt	(688)	(687)
Common stock dividends paid	(14,083)	(12,663)
Repurchase of common shares	—	(30,000)
Payment of contingent consideration	(27,179)	(33,036)
Taxes paid related to net share settlement of restricted stock units	(12,209)	(13,416)
Net contributions from (distributions to) noncontrolling interests	294	(3,734)
Financing activities of CIP:
Payments on borrowings by CIP	(61,213)	(52,241)
Net cash provided by (used in) financing activities	(115,078)	(145,777)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	180	(56)
Net increase (decrease) in cash, cash equivalents and restricted cash	(171,002)	(250,183)
Cash, cash equivalents and restricted cash, beginning of period	589,179	586,145
Cash, cash equivalents and restricted cash, end of period	$418,177	$335,962

Non-Cash Investing Activities:
Contingent consideration	$—	$1,200
Non-Cash Financing Activities:
Increase (decrease) to noncontrolling interests due to consolidation (deconsolidation) of CIP, net	$(3,447)	$(2,986)
Common stock dividends payable	$11,850	$11,259

(in thousands)	March 31, 2023	December 31, 2022
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$213,424	$338,234
Cash of CIP	204,012	250,301
Cash pledged or on deposit of CIP	741	644
Cash, cash equivalents and restricted cash at end of period	$418,177	$589,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Permanent Equity										Temporary Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Virtus Investment Partners, Inc.	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
(in thousands, except per share data)	Shares	Par Value				Shares	Amount
Balances at December 31, 2021	7,506,151	$119	$1,276,424	$60,962	$20	4,400,596	$(509,248)	$828,277	$8,350	$836,627	$138,965
Net income (loss)	—	—	—	33,059	—	—	—	33,059	(57)	33,002	6,117
Foreign currency translation adjustments	—	—	—	—	(50)	—	—	(50)	—	(50)	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	(487)	(487)	(6,344)
Cash dividends declared ($1.50 per common share)	—	—	—	(12,238)	—	—	—	(12,238)	—	(12,238)	—
Repurchases of common shares	(125,452)	—	—	—	—	125,452	(30,000)	(30,000)	—	(30,000)	—
Issuance of common shares related to employee stock transactions	92,130	1	(1)	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(13,414)	—	—	—	—	(13,414)	—	(13,414)	—
Stock-based compensation	—	—	10,793	—	—	—	—	10,793	—	10,793	—
Balances at March 31, 2022	7,472,829	$120	$1,273,802	$81,783	$(30)	4,526,048	$(539,248)	$816,427	$7,806	$824,233	$138,738
Balances at December 31, 2022	7,181,554	$120	$1,286,244	$130,261	$(358)	4,851,693	$(599,248)	$817,019	$5,917	$822,936	$113,718
Net income (loss)	—	—	—	38,624	—	—	—	38,624	765	39,389	(4,746)
Foreign currency translation adjustments	—	—	—	—	99	—	—	99	—	99	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	(300)	(300)	(2,342)
Cash dividends declared ($1.65 per common share)	—	—	—	(13,093)	—	—	—	(13,093)	—	(13,093)	—
Issuance of common shares related to employee stock transactions	106,840	1	(1)	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(12,209)	—	—	—	—	(12,209)		(12,209)	—
Stock-based compensation	—	—	7,475	—	—	—	—	7,475	—	7,475	—
Balances at March 31, 2023	7,288,394	$121	$1,281,509	$155,792	$(259)	4,851,693	$(599,248)	$837,915	$6,382	$844,297	$106,630

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

The Company provides investment management and related services to individuals and institutions. The Company’s retail investment management services are provided to individuals through products consisting of: mutual funds registered pursuant to the Investment Company Act of 1940, as amended ("U.S. retail funds"); Undertaking for Collective Investment in Transferable Securities and Qualifying Investor Funds (collectively, "global funds") and collectively with U.S. retail funds, variable insurance funds, and exchange-traded funds ("ETFs"), the "open-end funds"); closed-end funds (collectively, with open-end funds, the "funds"); and retail separate accounts that include intermediary-sold and private client accounts. Our investment strategies are offered to institutional clients through separate accounts and pooled, or commingled, structures. We also provide subadvisory services to other investment advisers and serve as the collateral manager for structured products.

2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Annual Report on Form 10-K") filed with the Securities and Exchange Commission (the "SEC"). The Company’s significant accounting policies, which have been consistently applied, are summarized in its 2022 Annual Report on Form 10-K.

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

Investment Management Fees by Source
The following table summarizes investment management fees by source:

	Three Months Ended March 31,
(in thousands)	2023	2022
Investment management fees
Open-end funds	$71,266	$97,377
Closed-end funds	14,678	16,940
Retail separate accounts	40,079	49,603
Institutional accounts	38,455	42,897
Total investment management fees	$164,478	$206,817

4. Acquisitions
Stone Harbor Investment Partners
On January 1, 2022, the Company acquired Stone Harbor Investment Partners, LLC ("Stone Harbor"), which was accounted for in accordance with ASC 805, Business Combinations ("ASC 805"). The total transaction consideration of $30.1 million was allocated to the assets acquired and liabilities assumed, based upon their estimated fair values at the date of the acquisition, as well as goodwill of $10.3 million and definite-lived intangible assets of $10.8 million.

5. Intangible Assets, Net
Below is a summary of intangible assets, net:

	Definite-Lived			Indefinite-Lived	Total
(in thousands)	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balances at December 31, 2022	$756,028	$(355,807)	$400,221	$42,298	$442,519
Intangible amortization	—	(14,391)	(14,391)	—	(14,391)
Balances at March 31, 2023	$756,028	$(370,198)	$385,830	$42,298	$428,128

Definite-lived intangible asset amortization for the remainder of fiscal year 2023 and succeeding fiscal years is estimated as follows:

Fiscal Year	Amount (in thousands)
Remainder of 2023	$42,573
2024	51,322
2025	46,554
2026	45,575
2027	42,473
2028 and thereafter	157,333
Total	$385,830

6. Investments
Investments consist primarily of investments in the Company's sponsored products. The Company's investments, excluding the assets of consolidated investment products ("CIP") discussed in Note 16, at March 31, 2023 and December 31, 2022 were as follows:

(in thousands)	March 31, 2023	December 31, 2022
Investment securities - fair value	$80,654	$76,999
Equity method investments (1)	22,755	11,448
Nonqualified retirement plan assets	10,740	10,154
Other investments	1,514	1,729
Total investments	$115,663	$100,330
(1)     The Company's equity method investments are valued on a three-month lag based upon the availability of financial information. On January 1, 2023, the Company made an additional investment in an existing minority interest in an affiliated manager for $11.6 million including transaction costs.

Investment Securities - fair value
Investment securities - fair value consist of investments in the Company's sponsored funds and separately managed accounts. The composition of the Company’s investment securities - fair value was as follows:

	March 31, 2023		December 31, 2022
(in thousands)	Cost	Fair Value	Cost	Fair Value
Investment Securities - fair value
Sponsored funds	$69,995	$65,551	$67,472	$62,744
Equity securities	13,511	15,103	13,440	14,255
Total investment securities - fair value	$83,506	$80,654	$80,912	$76,999

For the three months ended March 31, 2023 and 2022, the Company recognized net realized gains of $1.3 million and $0.1 million on the sale of its investment securities - fair value.

7. Fair Value Measurements
The Company’s assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of CIP discussed in Note 16, as of March 31, 2023 and December 31, 2022 by fair value hierarchy level were as follows:

March 31, 2023

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$171,633	$—	$—	$171,633
Investment securities - fair value
Sponsored funds	65,551	—	—	65,551
Equity securities	15,103	—	—	15,103
Nonqualified retirement plan assets	10,740	—	—	10,740
Total assets measured at fair value	$263,027	$—	$—	$263,027

Liabilities
Contingent consideration	$—	$—	$61,710	$61,710
Total liabilities measured at fair value	$—	$—	$61,710	$61,710

December 31, 2022

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$287,126	$—	$—	$287,126
Investment securities - fair value
Sponsored funds	62,744	—	—	62,744
Equity securities	14,255	—	—	14,255
Nonqualified retirement plan assets	10,154	—	—	10,154
Total assets measured at fair value	$374,279	$—	$—	$374,279

Liabilities
Contingent consideration	$—	$—	$78,100	$78,100
Total liabilities measured at fair value	$—	$—	$78,100	$78,100

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

Contingent consideration represents liabilities associated with the Company's business combinations. The estimated fair values are measured using simulation models using unobservable market data inputs prepared with the assistance of an independent valuation firm. These liabilities are categorized as Level 3.

Cash, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments.

The following table presents a reconciliation of beginning and ending balances of recurring fair value measurements classified as Level 3:

	Three Months Ended March 31,
(in thousands)	2023	2022
Contingent consideration, beginning of period	$78,100	$88,400
Additions for acquisition	—	1,200
Reduction for payments made	(16,390)	(19,520)
Contingent consideration, end of period	$61,710	$70,080

8. Equity Transactions
Dividends Declared
On February 22, 2023, the Company declared a quarterly cash dividend of $1.65 per common share to be paid on May 15, 2023 to stockholders of record at the close of business on April 28, 2023.

9. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component were as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Foreign currency translation adjustments, beginning of period	$(358)	$20
Net current-period other comprehensive income (loss) (1)	99	(50)
Foreign currency translation adjustments, end of period	$(259)	$(30)
(1)     Consists of foreign currency translation adjustments, net of tax of $(35) and $73 for the three months ended March 31, 2023 and 2022, respectively.

10. Stock-Based Compensation
Equity-based awards, including restricted stock units ("RSUs"), performance stock units ("PSUs"), stock options and unrestricted shares of common stock, may be granted to officers, employees and directors of the Company pursuant to the Company's Omnibus Incentive and Equity Plan (the "Omnibus Plan"). At March 31, 2023, 484,282 shares of common stock remained available for issuance of the 3,370,000 shares that are authorized for issuance under the Omnibus Plan.

Stock-based compensation expense is summarized as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Stock-based compensation expense	$5,749	$9,547

Restricted Stock Units
Each RSU entitles the holder to one share of common stock when the restriction expires. RSUs may be time-vested or performance-contingent (PSUs) that convert into RSUs after performance measurement is complete and generally vest in one to three years. Shares that are issued upon vesting are newly issued shares from the Omnibus Plan and are not issued from treasury stock.

RSU activity, inclusive of PSUs, for the three months ended March 31, 2023 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	377,087	$178.21
Granted	173,425	$156.03
Forfeited	(2,364)	$90.10
Settled	(177,556)	$119.97
Outstanding at March 31, 2023	370,592	$196.29

For the three months ended March 31, 2023 and 2022, a total of 70,716 and 61,859 RSUs, respectively, were withheld by the Company as a result of net share settlements to settle minimum employee tax withholding obligations. The Company paid $12.2 million and $13.4 million for the three months ended March 31, 2023 and 2022, respectively, in minimum employee tax withholding obligations related to RSUs withheld for the net share settlements. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

During the three months ended March 31, 2023, the Company granted 44,291 PSUs that contain performance-based metrics in addition to a service condition. Compensation expense for PSUs is generally recognized over a three-year service period based upon the value determined using a combination of (i) the intrinsic value method, for awards that contain a performance metric that represents a "performance condition" in accordance with ASC 718, Stock Compensation ("ASC 718") and (ii) the Monte Carlo simulation valuation model for awards that contain a "market condition" performance metric under ASC 718. Compensation expense for PSU awards that contain a market condition is fixed at the date of grant and will not be adjusted in future periods based upon the achievement of the market condition. Compensation expense for PSU awards with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period.

As of March 31, 2023, unamortized stock-based compensation expense for unvested RSUs and PSUs was $42.4 million with a weighted-average remaining contractual life of 1.6 years.

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

The computation of basic and diluted EPS is as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Net Income (Loss)	$34,643	$39,119
Noncontrolling interests	3,981	(6,060)
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$38,624	$33,059
Shares:
Basic: Weighted-average number of shares outstanding	7,245	7,546
Plus: Incremental shares from assumed conversion of dilutive instruments	165	293
Diluted: Weighted-average number of shares outstanding	7,410	7,839
Earnings (Loss) per Share—Basic	$5.33	$4.38
Earnings (Loss) per Share—Diluted	$5.21	$4.22

The following table details the securities that have been excluded from the above computation of weighted-average number of shares for diluted EPS, because the effect would be anti-dilutive.

	Three Months Ended March 31,
(in thousands)	2023	2022
Restricted stock units	40	21
Total anti-dilutive securities	40	21

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

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 20.1% and 30.0% for the three months ended March 31, 2023 and 2022, respectively. The lower estimated effective tax rate for the three months ended March 31, 2023 was primarily due to excess tax benefits associated with stock-based compensation and the change in valuation allowances in the current year related to the tax effects of unrealized gains on certain Company investments. The higher effective tax rate in the prior year period was due to valuation allowances recorded for the tax effects of unrealized losses on certain Company investments.

13. Debt
Credit Agreement
The Company's credit agreement, as amended (the "Credit Agreement"), comprises (i) a $275.0 million term loan with a seven-year term (the "Term Loan") expiring in September 2028, and (ii) a $175.0 million revolving credit facility with a five-year term expiring in September 2026. During the three months ended March 31, 2023, the Company repaid $0.7 million outstanding under its Term Loan. At March 31, 2023, $260.9 million was outstanding under the Term Loan and there were no outstanding borrowings under the revolving credit facility. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented on the Condensed Consolidated Balance Sheet net of related debt issuance costs, which were $6.3 million as of March 31, 2023. On April 3, 2023, the Company borrowed $50.0 million under the revolving credit facility to partially finance its acquisition of AlphaSimplex Group, LLC (see Note 17 for further information).

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

Redeemable noncontrolling interests for the three months ended March 31, 2023 included the following amounts:

(in thousands)	CIP	Affiliate Noncontrolling Interests	Total
Balances at December 31, 2022	$18,268	$95,450	$113,718
Net income (loss) attributable to noncontrolling interests	647	1,666	2,313
Changes in redemption value (1)	—	(7,059)	(7,059)
Total net income (loss) attributable to noncontrolling interests	647	(5,393)	(4,746)
Affiliate equity sales (purchases)	—	—	—
Net subscriptions (redemptions) and other	(496)	(1,846)	(2,342)
Balances at March 31, 2023	$18,419	$88,211	$106,630
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

The following table presents the balances of CIP that, after intercompany eliminations, were reflected on the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023			December 31, 2022
	VOEs	VIEs		VOEs	VIEs
(in thousands)		CLOs	Other		CLOs	Other
Cash and cash equivalents	$936	$201,987	$1,830	$1,153	$249,003	$789
Investments	21,336	2,025,673	61,729	24,669	2,106,764	58,680
Other assets	388	47,694	989	295	43,993	1,157
Notes payable	—	(2,056,472)	—	—	(2,083,314)	—
Securities purchased payable and other liabilities	(906)	(126,085)	(381)	(573)	(230,141)	(183)
Noncontrolling interests	(6,492)	(6,382)	(11,927)	(7,879)	(5,917)	(10,389)
Net interests in CIP	$15,262	$86,415	$52,240	$17,665	$80,388	$50,054

Consolidated CLOs
The majority of the Company's CIP that are VIEs are CLOs. At March 31, 2023, the Company consolidated seven CLOs. The financial information of certain CLOs is included on the Company's condensed consolidated financial statements on a one-month lag based upon the availability of their financial information. A majority-owned consolidated private fund, whose primary purpose is to invest in CLOs for which the Company serves as the collateral manager, is also included.

Investments of CLOs
The CLOs held investments of $2.0 billion at March 31, 2023 consisting of bank loan investments, which comprise the majority of the CLOs' portfolio asset collateral and are senior secured corporate loans across a variety of industries. These bank loan investments mature at various dates between 2023 and 2030 and pay interest at LIBOR plus a spread of up to 10.0%. The CLOs may elect to reinvest any prepayments received on bank loan investments up until the periods between October 2019 and October 2026, depending on the CLO. Generally, subsequent prepayments received after the reinvestment period must be used to pay down the note obligations. At March 31, 2023, the fair value of the senior bank loans was less than the unpaid principal balance by $120.3 million. At March 31, 2023, there were no material collateral assets in default.

Notes Payable of CLOs
The CLOs held notes payable with a total value, at par, of $2.3 billion at March 31, 2023, consisting of senior secured floating rate notes payable with a par value of $2.1 billion and subordinated notes with a par value of $261.2 million. These note obligations bear interest at variable rates based on LIBOR plus a pre-defined spread ranging from 0.8% to 9.1%. The principal amounts outstanding of these note obligations mature on dates ranging from October 2027 to October 2034.

The Company's beneficial interests and maximum exposure to loss related to these consolidated CLOs is limited to (i) ownership in the subordinated notes and (ii) accrued management fees. The secured notes of the consolidated CLOs have contractual recourse only to the related assets of the CLO and are classified as financial liabilities. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative prescribed by ASU 2014-13, Consolidation (Topic 810) ("ASU 2014-13") results in the net assets of the consolidated CLOs shown above to be equivalent to the beneficial interests retained by the Company at March 31, 2023, as shown in the table below:

(in thousands)
Subordinated notes	$84,449
Accrued investment management fees	1,966
Total Beneficial Interests	$86,415

The following table represents income and expenses of the consolidated CLOs included on the Company’s Condensed Consolidated Statements of Operations for the period indicated:

Three Months Ended March 31, 2023
(in thousands)
Income:
Realized and unrealized gain (loss), net	$371
Interest income	45,406
Total Income	45,777

Expenses:
Other operating expenses	593
Interest expense	35,203
Total Expense	35,796
Noncontrolling interests	(765)
Net Income (Loss) Attributable to CIP	$9,216

As summarized in the table below, the application of the measurement alternative as prescribed by ASU 2014-13 results in the consolidated net income summarized above to be equivalent to the Company’s own economic interests in the consolidated CLOs, which are eliminated upon consolidation:

Three Months Ended March 31, 2023
(in thousands)
Distributions received and unrealized gains (losses) on the subordinated notes held by the Company	$6,807
Investment management fees	2,409
Total Economic Interests	$9,216

Fair Value Measurements of CIP
The assets and liabilities of CIP measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 by fair value hierarchy level were as follows:

As of March 31, 2023

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$201,987	$—	$—	$201,987
Debt investments	227	2,072,545	10,645	2,083,417
Equity investments	21,266	4,042	13	25,321
Total assets measured at fair value	$223,480	$2,076,587	$10,658	$2,310,725
Liabilities
Notes payable	$—	$2,056,472	$—	$2,056,472
Short sales	484	—	—	484
Total liabilities measured at fair value	$484	$2,056,472	$—	$2,056,956

As of December 31, 2022

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$249,003	$—	$—	$249,003
Debt investments	243	2,119,082	42,246	2,161,571
Equity investments	25,003	2,204	1,335	28,542
Total assets measured at fair value	$274,249	$2,121,286	$43,581	$2,439,116
Liabilities
Notes payable	$—	$2,083,314	$—	$2,083,314
Short sales	414	—	—	414
Total liabilities measured at fair value	$414	$2,083,314	$—	$2,083,728

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

The securities purchase payable at March 31, 2023 and December 31, 2022 approximated fair value due to the short term nature of the instruments.

The following table is a reconciliation of assets of CIP for Level 3 investments for which significant unobservable inputs were used to determine fair value:

	Three Months Ended March 31,
(in thousands)	2023	2022
Balance at beginning of period	$43,581	$3,157
Realized gains (losses), net	9	4
Change in unrealized gains (losses), net	(1)	(20)
Purchases	4	—
Amortization	103	—
Sales	(7,195)	(4)
Transfers to Level 2	(35,747)	(1,626)
Transfers from Level 2	9,904	40,802
Balance at end of period (1)	$10,658	$42,313

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

The Company has interests in certain other VIEs that the Company does not consolidate as it is not the primary beneficiary since its interest in these entities does not provide the Company with the power to direct the activities that most significantly impact the entities' economic performance. At March 31, 2023, the carrying value and maximum risk of loss related to the Company's interest in these VIEs was $32.8 million.

17. Subsequent Event
On April 1, 2023, the Company completed its previously announced acquisition of AlphaSimplex Group, LLC, a leading manager of liquid alternative investment solutions. Transaction consideration of $130.0 million was financed with existing balance sheet resources including $50.0 million drawn from the Company's revolving credit facility.

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

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, resulting from: (i) any reduction in our assets under management; (ii) inability to achieve the expected benefits of our strategic transactions; (iii) withdrawal, renegotiation or termination of investment advisory agreements; (iv) damage to our reputation; (v) inability to satisfy financial debt covenants and required payments; (vi) inability to attract and retain key personnel; (vii) challenges from competition; (viii) adverse developments related to unaffiliated subadvisers; (ix) negative changes in key distribution relationships; (x) interruptions, breaches, or failures of technology systems; (xi) loss on our investments; (xii) lack of sufficient capital on satisfactory terms; (xiii) adverse regulatory and legal developments; (xiv) failure to comply with investment guidelines or other contractual requirements; (xv) adverse civil litigation, government investigations, or proceedings; (xvi) unfavorable changes in tax laws or limitations; (xvii) inability to make common stock dividend payments; (xviii) impediments from certain corporate governance provisions; (xix) losses or costs not covered by insurance; (xx) impairment of goodwill or other intangible assets; and other risks and uncertainties. Any occurrence of, or any material adverse change in, one or more risk factors or risks and uncertainties referred to above, in our 2022 Annual Report on Form 10-K, this Quarterly Report on Form 10-Q and our other periodic reports filed with the Securities and Exchange Commission (the "SEC") could materially and adversely affect our operations, financial results, cash flows, prospects and liquidity.

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

Financial Highlights
▪Net income per diluted share was $5.21 in the first quarter of 2023, an increase of $0.99, or 23.5%, as compared to net income per diluted share of $4.22 in the first quarter of 2022.
▪Total sales were $6.2 billion in the first quarter of 2023, a decrease of $3.2 billion, or 33.9%, from $9.4 billion in the first quarter of 2022. Net outflows were $1.9 billion in the first quarter of 2023 compared to $2.0 billion in the first quarter of 2022.
▪Assets under management were $154.8 billion at March 31, 2023, a decrease of $28.5 billion, or 15.5%, from March 31, 2022.

AlphaSimplex
On April 1, 2023, the Company completed its previously announced acquisition of AlphaSimplex Group, LLC ("AlphaSimplex"), a leading manager of quantitative alternative investment solutions. Transaction consideration of $130.0 million was financed with existing balance sheet resources and $50.0 million drawn from the Company's revolving credit facility.

Assets Under Management
At March 31, 2023, total assets under management were $154.8 billion, representing a decrease of $28.5 billion, or 15.5%, from March 31, 2022, and an increase of $5.5 billion, or 3.7%, from December 31, 2022. The decrease from March 31, 2022 was due to $12.8 billion of negative market performance and $13.4 billion of net outflows. The increase from December 31, 2022 was due to $7.8 billion in positive market performance partially offset by $1.9 billion of net outflows.

Assets Under Management by Product
The following table summarizes our assets under management by product:

	As of March 31,		Change
(in millions)	2023	2022	$	%
Open-End Funds (1)	$53,865	$73,149	$(19,284)	(26.4)%
Closed-End Funds	10,358	12,060	(1,702)	(14.1)%
Retail Separate Accounts	37,397	40,824	(3,427)	(8.4)%
Institutional Accounts (2)	53,229	57,309	(4,080)	(7.1)%
Total	$154,849	$183,342	$(28,493)	(15.5)%
Average Assets Under Management (3)	$152,361	$190,106	$(37,745)	(19.9)%
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

Asset Flows by Product
The following table summarizes asset flows by product:

	Three Months Ended March 31,
(in millions)	2023	2022
Open-End Funds (1)
Beginning balance	$53,000	$78,706
Inflows	3,011	4,956
Outflows	(4,792)	(8,378)
Net flows	(1,781)	(3,422)
Market performance	2,771	(6,907)
Other (2)	(125)	4,772
Ending balance	$53,865	$73,149
Closed-End Funds
Beginning balance	$10,361	$12,068
Inflows	4	8
Outflows	—	—
Net flows	4	8
Market performance	205	(196)
Other (2)	(212)	180
Ending balance	$10,358	$12,060
Retail Separate Accounts
Beginning balance	$35,352	$44,538
Inflows	1,367	2,022
Outflows	(1,288)	(1,394)
Net flows	79	628
Market performance	1,966	(4,342)
Other (2)	—	—
Ending balance	$37,397	$40,824
Institutional Accounts (3)
Beginning balance	$50,663	$51,874
Inflows	1,852	2,449
Outflows	(2,047)	(1,623)
Net flows	(195)	826
Market performance	2,906	(5,012)
Other (2)	(145)	9,621
Ending balance	$53,229	$57,309
Total
Beginning balance	$149,376	$187,186
Inflows	6,234	9,435
Outflows	(8,127)	(11,395)
Net flows	(1,893)	(1,960)
Market performance	7,848	(16,457)
Other (2)	(482)	14,573
Ending balance	$154,849	$183,342
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
(3)Represents assets under management of institutional separate and commingled accounts including structured products.

Assets Under Management by Asset Class
The following table summarizes assets under management by asset class:

	As of March 31,		Change		% of Total
(in millions)	2023	2022	$	%	2023	2022
Asset Class
Equity	$87,511	$102,989	$(15,478)	(15.0)%	56.5%	56.2%
Fixed income	36,596	45,418	(8,822)	(19.4)%	23.6%	24.8%
Multi-asset (1)	20,597	23,415	(2,818)	(12.0)%	13.3%	12.8%
Alternatives (2)	10,145	11,520	(1,375)	(11.9)%	6.6%	6.2%
Total	$154,849	$183,342	$(28,493)	(15.5)%	100.0%	100.0%

(1)     Consists of strategies and client accounts with substantial holdings in at least two of the following asset classes: equity, fixed income, and alternatives.
(2)     Consists of event-driven, real estate securities, infrastructure, long/short and other strategies.

Average Assets Under Management and Average Fees Earned
The following table summarizes the average management fees earned in basis points and average assets under management:

	Three Months Ended March 31,
	Average Fee Earned (expressed in basis points)		Average Assets Under Management (in millions) (3)
	2023	2022	2023	2022
Products
Open-End Funds (1)	47.6	46.5	$54,141	$75,537
Closed-End Funds	57.1	58.4	10,424	11,762
Retail Separate Accounts	44.2	43.6	35,352	44,538
Institutional Accounts (2)	31.8	31.5	52,444	58,269
All Products	42.0	41.9	$152,361	$190,106

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

The average fee rate earned on all products for the three months ended March 31, 2023 remained consistent compared to the same period in the prior year as higher fee rates on open-end funds were offset by a lower blended rate on closed-end funds due to changes in the underlying asset mix.

Results of Operations
Summary Financial Data

	Three Months Ended March 31,
(in thousands)	2023	2022	2023 vs. 2022	%
Investment management fees	$164,478	$206,817	$(42,339)	(20.5)%
Other revenue	33,396	45,623	(12,227)	(26.8)%
Total revenues	197,874	252,440	(54,566)	(21.6)%
Total operating expenses	169,295	186,888	(17,593)	(9.4)%
Operating income (loss)	28,579	65,552	(36,973)	(56.4)%
Other income (expense), net	4,923	(16,039)	20,962	(130.7)%
Interest income (expense), net	9,844	6,341	3,503	55.2%
Income (loss) before income taxes	43,346	55,854	(12,508)	(22.4)%
Income tax expense (benefit)	8,703	16,735	(8,032)	(48.0)%
Net income (loss)	34,643	39,119	(4,476)	(11.4)%
Noncontrolling interests	3,981	(6,060)	10,041	(165.7)%
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$38,624	$33,059	$5,565	16.8%
Earnings (loss) per share-diluted	$5.21	$4.22	$0.99	23.5%
In the first quarter of 2023, total revenues decreased 21.6% to $197.9 million from $252.4 million in the first quarter of 2022, primarily as a result of lower average assets under management due to negative market performance and net outflows. Operating income decreased $37.0 million to $28.6 million in the first quarter of 2023 compared to $65.6 million in the first quarter of 2022, due primarily to the aforementioned lower revenue.

Revenues
Revenues by source were as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022	2023 vs. 2022	%
Investment management fees
Open-end funds	$71,266	$97,377	$(26,111)	(26.8)%
Closed-end funds	14,678	16,940	(2,262)	(13.4)%
Retail separate accounts	40,079	49,603	(9,524)	(19.2)%
Institutional accounts	38,455	42,897	(4,442)	(10.4)%
Total investment management fees	164,478	206,817	(42,339)	(20.5)%
Distribution and service fees	14,153	20,007	(5,854)	(29.3)%
Administration and shareholder service fees	18,359	24,344	(5,985)	(24.6)%
Other income and fees	884	1,272	(388)	(30.5)%
Total revenues	$197,874	$252,440	$(54,566)	(21.6)%

Investment Management Fees
Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payments. Investment management fees decreased by $42.3 million, or 20.5%, for the three months ended March 31, 2023 compared to the same period in the prior year due to lower average assets under management.

Distribution and Service Fees
Distribution and service fees are sales- and asset-based fees earned from open-end funds for marketing and distribution services. Distribution and service fees decreased by $5.9 million, or 29.3%, for the three months ended March 31, 2023 compared to the same period in the prior year, due primarily to lower sales and assets for open-end funds in share classes that have sales- and asset-based distribution and service fees.

Administration and Shareholder Service Fees
Administration and shareholder service fees represent fees earned for fund administration and shareholder services from our U.S. retail funds, ETFs, and certain of our closed-end funds. Fund administration and shareholder service fees decreased by $6.0 million, or 24.6%, for the three months ended March 31, 2023, compared to the same period in the prior year primarily due to the decrease in average assets under management for our open-end and closed-end funds during the period as a result of market performance and net outflows in our open-end funds.

Other Income and Fees
Other income and fees primarily represent fees related to other fee-earning assets and contingent sales charges earned from investor redemptions of certain shares sold without a front-end sales charge. Other income and fees decreased by $0.4 million, or 30.5%, for the three months ended March 31, 2023, compared to the same period in the prior year primarily due to lower average other fee earning assets and redemptions.

Operating Expenses
Operating expenses by category were as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022	2023 vs. 2022	%
Operating expenses
Employment expenses	$98,614	$105,993	$(7,379)	(7.0)%
Distribution and other asset-based expenses	23,715	32,846	(9,131)	(27.8)%
Other operating expenses	30,730	31,712	(982)	(3.1)%
Other operating expenses of CIP	700	740	(40)	(5.4)%
Depreciation expense	1,145	935	210	22.5%
Amortization expense	14,391	14,662	(271)	(1.8)%
Total operating expenses	$169,295	$186,888	$(17,593)	(9.4)%

Employment Expenses
Employment expenses consist of fixed and variable compensation and related employee benefit costs. Employment expenses for the three months ended March 31, 2023 were $98.6 million, which represented a decrease of $7.4 million, or 7.0%, compared to the same period in the prior year. The decrease was primarily due to lower incentive compensation expenses in the current year period.

Distribution and Other Asset-Based Expenses
Distribution and other asset-based expenses consist primarily of payments to third-party client intermediaries for providing services to investors in sponsored investment products. These payments are primarily based on assets under management. Distribution and other asset-based expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized on a straight-line basis over the period commissions are recovered from distribution fee revenues and contingent sales charges received upon redemption of shares. During the three months ended March 31, 2023, distribution and other asset-based expenses decreased $9.1 million, or 27.8%, as compared to the same period in the prior year primarily due to a decrease in assets under management in share classes that have asset-based distribution and other asset-based expenses.

Other Operating Expenses
Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and distribution related costs, rent and occupancy expenses, and other business costs. Other operating expenses decreased $1.0 million, or 3.1%, for the three months ended March 31, 2023 as compared to the same period in the prior year primarily due to lower legal and professional fees incurred, partially offset by higher travel-related expenses, in the current year period.

Other Operating Expenses of CIP
Other operating expenses of CIP remained consistent during the three months ended March 31, 2023 compared to the same period in the prior year.

Depreciation Expense
Depreciation expense consists primarily of the straight-line depreciation of furniture, equipment and leasehold improvements. Depreciation expense increased $0.2 million, or 22.5%, for the three months ended March 31, 2023 compared to the same periods in the prior year. This increase is primarily attributable to software and equipment purchases made in the current year period.

Amortization Expense
Amortization expense consists of the amortization of definite-lived intangible assets over their estimated useful lives. Amortization expense decreased $0.3 million, or 1.8%, for the three months ended March 31, 2023 compared to the same period in the prior year due to certain intangible assets becoming fully amortized in the prior year.

Other Income (Expense)
Other Income (Expense), net by category were as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022	2023 vs. 2022	%
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	$2,670	$(2,982)	$5,652	(189.5)%
Realized and unrealized gain (loss) of CIP, net	2,596	(13,344)	15,940	(119.5)%
Other income (expense), net	(343)	287	(630)	(219.5)%
Total Other Income (Expense), net	$4,923	$(16,039)	$20,962	(130.7)%

Realized and unrealized gain (loss) on investments, net
Realized and unrealized gain (loss) on investments, net changed during the three months ended March 31, 2023 by $5.7 million as compared to the same period in the prior year. The realized and unrealized gains and losses during the period reflected changes in overall market conditions experienced during the periods.

Realized and unrealized gain (loss) of CIP, net
Realized and unrealized gain (loss) of CIP, net changed by $15.9 million during the three months ended March 31, 2023 compared to the same period in the prior year. The change for the three months ended March 31, 2023 consisted primarily of an increase in unrealized gains of $53.3 million due to changes in market values of leveraged loans, partially offset by changes in unrealized losses of $37.3 million related to the value of the notes payable.

Other income (expense), net
Other income (expense), net changed by $0.6 million during the three months ended March 31, 2023 compared to the same period in the prior year. The change during the three-month period was primarily due to equity method investment losses during the current year period compared to equity method investment gains during the prior year period.

Interest Income (Expense)
Interest Income (Expense), net by category were as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022	2023 vs. 2022	%
Interest Income (Expense)
Interest expense	$(5,005)	$(2,279)	$(2,726)	119.6%
Interest and dividend income	3,238	328	2,910	887.2%
Interest and dividend income of investments of CIP	46,814	20,380	26,434	129.7%
Interest expense of CIP	(35,203)	(12,088)	(23,115)	191.2%
Total Interest Income (Expense), net	$9,844	$6,341	$3,503	55.2%

Interest Expense
Interest expense increased $2.7 million, or 119.6%, during the three months ended March 31, 2023 compared to the same period in the prior year. The increase was attributable to higher interest rates on our debt.

Interest and Dividend Income
Interest and dividend income increased $2.9 million, or 887.2%, during the three months ended March 31, 2023 compared to the same period in the prior year. The increase was primarily attributable to higher interest earned on cash balances during the current year period compared to prior year period.

Interest and Dividend Income of Investments of CIP
Interest and dividend income of investments of CIP increased $26.4 million, or 129.7%, for the three months ended

March 31, 2023, compared to the same period in the prior year. The increase was primarily due to higher average interest rates during the current year and the addition of a new CLO in the fourth quarter of 2022.

Interest Expense of CIP
Interest expense of CIP represents interest expense on the notes payable of CIP. Interest expense of CIP increased $23.1 million, or 191.2% for the three months ended March 31, 2023 compared to the same period in the prior year. The increase during the three months ended March 31, 2023 was primarily due to higher average interest rates and the addition of a new CLO in the fourth quarter of 2022.

Income Tax Expense (Benefit)
The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 20.1% and 30.0% for the three months ended March 31, 2023 and 2022, respectively. The lower estimated effective tax rate for the three months ended March 31, 2023 was primarily due to excess tax benefits associated with stock-based compensation and the change in valuation allowances in the current year related to the tax effects of unrealized gains on certain of our investments. The higher effective tax rate in the prior year period was due to valuation allowances recorded for the tax effects of unrealized losses on certain of our investments.

Liquidity and Capital Resources
Certain Financial Data
The following table summarizes certain financial data relating to our liquidity and capital resources:

	March 31, 2023	December 31, 2022	Change
(in thousands)			2023 vs. 2022	%
Balance Sheet Data
Cash and cash equivalents	$213,424	$338,234	$(124,810)	(36.9)%
Investments	115,663	100,330	15,333	15.3%
Contingent consideration	101,221	128,400	(27,179)	(21.2)%
Debt	254,621	255,025	(404)	(0.2)%
Redeemable noncontrolling interests	106,630	113,718	(7,088)	(6.2)%
Total equity	844,297	822,936	21,361	2.6%

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	2023 vs. 2022	%
Cash Flow Data
Provided by (Used in):
Operating activities	$(42,959)	$(81,775)	$38,816	(47.5)%
Investing activities	(13,145)	(22,575)	9,430	(41.8)%
Financing activities	(115,078)	(145,777)	30,699	(21.1)%

Overview
At March 31, 2023, we had $213.4 million of cash and cash equivalents and $115.7 million of investments, which included $80.7 million of investment securities, compared to $338.2 million of cash and cash equivalents and $100.3 million of investments, which included $77.0 million of investment securities, at December 31, 2022.

Uses of Capital
Our main uses of capital related to operating activities comprise employee compensation and related benefit costs, which include annual incentive compensation, other operating expenses, which primarily consist of investment research, technology costs, professional fees, distribution and occupancy costs, as well as interest on our indebtedness and income taxes. Annual incentive compensation, which is one of the largest annual operating cash expenditures, is typically paid in the first quarter of the year. In the first quarters of 2023 and 2022, we paid $142.1 million and $151.6 million, respectively, in incentive compensation earned during the years ended December 31, 2022 and 2021, respectively.

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

Capital and Reserve Requirements
We operate an SEC registered broker-dealer subsidiary that is subject to certain rules regarding minimum net capital. The broker-dealer is required to maintain a ratio of "aggregate indebtedness" to "net capital," as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us, including additional reporting requirements, a lower required ratio of aggregate indebtedness to net capital, or interruption of our business. At March 31, 2023, the ratio of aggregate indebtedness to net capital of our broker-dealer was below the maximum allowed, and net capital was significantly greater than the required minimum.

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

Operating Cash Flow
Net cash used in operating activities of $43.0 million for the three months ended March 31, 2023 decreased by $38.8 million from net cash used in operating activities of $81.8 million for the same period in the prior year primarily due to a $51.8 million reduction in net sales of investments by CIP.

Investing Cash Flow
Cash flows from investing activities consist primarily of capital expenditures and other investing activities related to our business operations. Net cash used in investing activities was $13.1 million for the three months ended March 31, 2023 compared to net cash used in investing activities of $22.6 million in the same period for the prior year. The decrease in cash used in investing activities during the three months ended March 31, 2023 compared to the prior year period related to the decrease in cash paid for acquisitions and other investments.

Financing Cash Flow
Cash flows from financing activities consist primarily of transactions related to our common shares, issuance and repayment of debt by us and CIP, payments of contingent consideration and changes to noncontrolling interests. Net cash used in financing activities decreased by $30.7 million to $115.1 million for the three months ended March 31, 2023 from $145.8 million for the three months ended March 31, 2022. The net change was primarily due to a $30.0 million decrease in share repurchases.

Credit Agreement
The Company's credit agreement, as amended (the "Credit Agreement"), comprises (i) a $275.0 million term loan with a seven-year term (the "Term Loan") expiring in September 2028, and (ii) a $175.0 million revolving credit facility with a five-year term expiring in September 2026. During the three months ended March 31, 2023, the Company repaid $0.7 million outstanding under its Term Loan. At March 31, 2023, $260.9 million was outstanding under the Term Loan and there were no outstanding borrowings under the revolving credit facility. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented in the Condensed Consolidated Balance Sheet net of related debt issuance costs, which were $6.3 million as of March 31, 2023. On April 3, 2023, the Company borrowed $50.0 million under the revolving credit facility to partially finance its acquisition of AlphaSimplex Group, LLC.

Critical Accounting Policies and Estimates
Our financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our 2022 Annual Report on Form 10-K. There were no material changes in our critical accounting policies and estimates in the three months ended March 31, 2023.

Recently Issued Accounting Pronouncements
For a discussion of accounting standards, see Note 2 in our condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company is primarily exposed to market risk associated with unfavorable movements in interest rates and securities prices. During the three months ended March 31, 2023, there were no material changes to the information contained in Part II, Item 7A of the Company's 2022 Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q.

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

Item 1A.    Risk Factors
There have been no material changes to the Company’s risk factors from those previously reported in our 2022 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
An aggregate of 5,680,045 shares of our common stock have been authorized to be repurchased under a share repurchase program since it was initially approved in 2010 by our Board of Directors. As of March 31, 2023, 828,352 shares remained available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price, prevailing market and business conditions, tax and other financial considerations. The program, which has no specified term, may be suspended or terminated at any time.

There were no share repurchases in the quarter ended March 31, 2023.

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

Item 6.        Exhibits

Exhibit Number	Description

10.1*	Form of Restricted Stock Unit Grant Agreement under the Virtus Investment Partners, Inc. Amended and Restated Omnibus Incentive and Equity Plan

10.2*	Form of Performance Share Unit Grant Agreement under the Virtus Investment Partners, Inc. Amended and Restated Omnibus Incentive and Equity Plan

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2023 and 2022, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2023 and 2022 and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
* Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2023

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)