Form 10-Q
period 2023-06-30
VIRTUS INVESTMENT PARTNERS, INC.
filed 2023-08-09
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock was 7,255,376 as of July 28, 2023.

VIRTUS INVESTMENT PARTNERS, INC.

"We," "us," "our," the "Company," and "Virtus" as used in this Quarterly Report on Form 10-Q (the "10-Q") refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
Virtus Investment Partners, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share data)	June 30, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$201,462	$338,234
Investments	123,339	100,330
Accounts receivable, net	104,224	99,274
Assets of consolidated investment products ("CIP")
Cash and cash equivalents of CIP	155,529	250,301
Cash pledged or on deposit of CIP	688	644
Investments of CIP	2,024,986	2,190,113
Other assets of CIP	25,280	45,445
Furniture, equipment and leasehold improvements, net	23,234	19,123
Intangible assets, net	467,783	442,519
Goodwill	397,098	348,836
Deferred taxes, net	23,199	23,171
Other assets	98,787	94,944
Total assets	$3,645,609	$3,952,934
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$117,681	$181,805
Accounts payable and accrued liabilities	39,375	33,200
Dividends payable	14,576	15,812
Contingent consideration	94,421	128,400
Debt	294,218	255,025
Other liabilities	96,388	87,827
Liabilities of CIP
Notes payable of CIP	1,911,579	2,083,314
Securities purchased payable and other liabilities of CIP	110,263	230,897
Total liabilities	2,678,501	3,016,280
Commitments and Contingencies (Note 14)
Redeemable noncontrolling interests	110,399	113,718
Equity:
Equity attributable to Virtus Investment Partners, Inc.:
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 12,158,319 shares issued and 7,254,786 shares outstanding at June 30, 2023; and 12,033,247 shares issued and 7,181,554 shares outstanding at December 31, 2022	122	120
Additional paid-in capital	1,286,775	1,286,244
Retained earnings (accumulated deficit)	174,011	130,261
Accumulated other comprehensive income (loss)	(147)	(358)
Treasury stock, at cost, 4,903,533 and 4,851,693 shares at June 30, 2023 and December 31, 2022, respectively	(609,248)	(599,248)
Total equity attributable to Virtus Investment Partners, Inc.	851,513	817,019
Noncontrolling interests	5,196	5,917
Total equity	856,709	822,936
Total liabilities and equity	$3,645,609	$3,952,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Revenues
Investment management fees	$179,979	$185,024	$344,457	$391,841
Distribution and service fees	14,132	17,159	28,285	37,166
Administration and shareholder service fees	18,240	21,982	36,599	46,326
Other income and fees	1,185	1,142	2,069	2,414
Total revenues	213,536	225,307	411,410	477,747
Operating Expenses
Employment expenses	104,694	89,360	203,308	195,353
Distribution and other asset-based expenses	25,460	28,583	49,175	61,429
Other operating expenses	33,483	31,559	64,213	63,271
Operating expenses of consolidated investment products ("CIP")	360	649	1,060	1,389
Change in fair value of contingent consideration	(6,800)	2,900	(6,800)	2,900
Depreciation expense	1,485	962	2,630	1,897
Amortization expense	15,808	14,624	30,199	29,286
Total operating expenses	174,490	168,637	343,785	355,525
Operating Income (Loss)	39,046	56,670	67,625	122,222
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	1,717	(10,543)	4,387	(13,525)
Realized and unrealized gain (loss) of CIP, net	(4,436)	(21,659)	(1,840)	(35,003)
Other income (expense), net	(847)	571	(1,190)	858
Total other income (expense), net	(3,566)	(31,631)	1,357	(47,670)
Interest Income (Expense)
Interest expense	(6,217)	(2,825)	(11,222)	(5,104)
Interest and dividend income	2,675	529	5,913	857
Interest and dividend income of investments of CIP	47,884	22,412	94,698	42,792
Interest expense of CIP	(38,732)	(14,416)	(73,935)	(26,504)
Total interest income (expense), net	5,610	5,700	15,454	12,041
Income (Loss) Before Income Taxes	41,090	30,739	84,436	86,593
Income tax expense (benefit)	10,910	16,480	19,613	33,215
Net Income (Loss)	30,180	14,259	64,823	53,378
Noncontrolling interests	77	3,143	4,058	(2,917)
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$30,257	$17,402	$68,881	$50,461
Earnings (Loss) per Share—Basic	$4.14	$2.34	$9.47	$6.73
Earnings (Loss) per Share—Diluted	$4.10	$2.29	$9.31	$6.54
Weighted Average Shares Outstanding—Basic	7,308	7,449	7,277	7,496
Weighted Average Shares Outstanding—Diluted	7,385	7,607	7,398	7,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net Income (Loss)	$30,180	$14,259	$64,823	$53,378
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $(42) and $176 for the three months ended June 30, 2023 and 2022, respectively and $(77) and $249 for the six months ended June 30, 2023 and 2022	112	(237)	211	(287)
Other comprehensive income (loss)	112	(237)	211	(287)
Comprehensive income (loss)	30,292	14,022	65,034	53,091
Comprehensive (income) loss attributable to noncontrolling interests	77	3,143	4,058	(2,917)
Comprehensive Income (Loss) Attributable to Virtus Investment Partners, Inc.	$30,369	$17,165	$69,092	$50,174
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$64,823	$53,378
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense, intangible asset and other amortization	33,576	32,223
Stock-based compensation	12,404	14,119
Amortization of deferred commissions	900	2,700
Payments of deferred commissions	(722)	(1,962)
Equity in earnings of equity method investments	1,151	(977)
Realized and unrealized (gains) losses on investments, net	(4,379)	13,562
Distributions from equity method investments	1,080	2,102
Sales (purchases) of investments, net	3,757	(9,952)
Change in fair value of contingent consideration	(6,800)	2,900
Deferred taxes, net	(103)	(2,271)
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	5,550	31,069
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	(71,676)	(110,581)
Operating activities of consolidated investment products ("CIP"):
Realized and unrealized (gains) losses on investments of CIP, net	(775)	33,715
Purchases of investments by CIP	(556,365)	(441,042)
Sales of investments by CIP	610,917	417,706
Net proceeds (purchases) of short-term investments and securities sold short by CIP	(271)	(45)
Change in other assets and liabilities of CIP	9,021	967
Net cash provided by (used in) operating activities	102,088	37,611
Cash Flows from Investing Activities:
Capital expenditures	(2,548)	(4,361)
Acquisition of businesses, net of cash acquired of $4,395 and $8,443 for the six months ended June 30, 2023 and 2022, respectively	(108,999)	(19,773)
Change in cash and cash equivalents of CIP due to consolidation (deconsolidation), net	(52)	(308)
Purchase of equity method investment	(11,645)	—
Net cash provided by (used in) investing activities	(123,244)	(24,442)

Cash Flows from Financing Activities:
Borrowings on credit agreement	50,000	—
Repayments on credit agreement	(11,375)	(11,375)
Common stock dividends paid	(26,367)	(24,190)
Repurchase of common shares	(10,000)	(70,000)
Payment of contingent consideration	(27,179)	(33,036)
Taxes paid related to net share settlement of restricted stock units	(13,222)	(15,284)
Net contributions from (distributions to) noncontrolling interests	2,459	(3,598)
Financing activities of CIP:
Payments on borrowings by CIP	(175,043)	(82,694)
Net cash provided by (used in) financing activities	(210,727)	(240,177)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	383	(306)
Net increase (decrease) in cash, cash equivalents and restricted cash	(231,500)	(227,314)
Cash, cash equivalents and restricted cash, beginning of period	589,179	586,145
Cash, cash equivalents and restricted cash, end of period	$357,679	$358,831

Non-Cash Investing Activities:
Contingent consideration	$—	$1,200
Non-Cash Financing Activities:
Increase (decrease) to noncontrolling interests due to consolidation (deconsolidation) of CIP, net	$(3,447)	$(338)
Common stock dividends payable	$12,056	$11,229

(in thousands)	June 30, 2023	December 31, 2022
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$201,462	$338,234
Cash of CIP	155,529	250,301
Cash pledged or on deposit of CIP	688	644
Cash, cash equivalents and restricted cash at end of period	$357,679	$589,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Permanent Equity										Temporary Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Virtus Investment Partners, Inc.	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
(in thousands, except per share data)	Shares	Par Value				Shares	Amount
Balances at March 31, 2022	7,472,829	$120	$1,273,802	$81,783	$(30)	4,526,048	$(539,248)	$816,427	$7,806	$824,233	$138,738
Net income (loss)	—	—	—	17,402	—	—	—	17,402	(278)	17,124	(2,865)
Foreign currency translation adjustments	—	—	—	—	(237)	—	—	(237)	—	(237)	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	(531)	(531)	3,274
Cash dividends declared ($1.50 per common share)	—	—	—	(10,989)	—	—	—	(10,989)	—	(10,989)	—
Repurchases of common shares	(221,903)	—	—	—	—	221,903	(40,000)	(40,000)	—	(40,000)	—
Issuance of common shares related to employee stock transactions	24,411	—	—	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(1,870)	—	—	—	—	(1,870)	—	(1,870)	—
Stock-based compensation	—	—	3,975	—	—	—	—	3,975	—	3,975	—
Balances at June 30, 2022	7,275,337	$120	$1,275,907	$88,196	$(267)	4,747,951	$(579,248)	$784,708	$6,997	$791,705	$139,147
Balances at March 31, 2023	7,288,394	$121	$1,281,509	$155,792	$(259)	4,851,693	$(599,248)	$837,915	$6,382	$844,297	$106,630
Net income (loss)	—	—	—	30,257	—	—	—	30,257	(650)	29,607	573
Foreign currency translation adjustments	—	—	—	—	112	—	—	112	—	112	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	(536)	(536)	3,196
Cash dividends declared ($1.65 per common share)	—	—	—	(12,038)	—	—	—	(12,038)	—	(12,038)	—
Repurchases of common shares	(51,840)	—	—	—	—	51,840	(10,000)	(10,000)	—	(10,000)	—
Issuance of common shares related to employee stock transactions	18,232	1	(1)	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(1,013)	—	—	—	—	(1,013)		(1,013)	—
Stock-based compensation	—	—	6,280	—	—	—	—	6,280	—	6,280	—
Balances at June 30, 2023	7,254,786	$122	$1,286,775	$174,011	$(147)	4,903,533	$(609,248)	$851,513	$5,196	$856,709	$110,399

	Permanent Equity										Temporary Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Virtus Investment Partners, Inc.	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
(in thousands, except per share data)	Shares	Par Value				Shares	Amount
Balances at December 31, 2021	7,506,151	$119	$1,276,424	$60,962	$20	4,400,596	$(509,248)	$828,277	$8,350	$836,627	$138,965
Net income (loss)	—	—	—	50,461	—	—	—	50,461	(335)	50,126	3,252
Foreign currency translation adjustments	—	—	—	—	(287)	—	—	(287)	—	(287)	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	(1,018)	(1,018)	(3,070)
Cash dividends declared ($3.00 per common share)	—	—	—	(23,227)	—	—	—	(23,227)	—	(23,227)	—
Repurchases of common shares	(347,355)	—	—	—	—	347,355	(70,000)	(70,000)	—	(70,000)	—
Issuance of common shares related to employee stock transactions	116,541	1	(1)	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(15,284)	—	—	—	—	(15,284)	—	(15,284)	—
Stock-based compensation	—	—	14,768	—	—	—	—	14,768	—	14,768	—
Balances at June 30, 2022	7,275,337	$120	$1,275,907	$88,196	$(267)	4,747,951	$(579,248)	$784,708	$6,997	$791,705	$139,147
Balances at December 31, 2022	7,181,554	$120	$1,286,244	$130,261	$(358)	4,851,693	$(599,248)	$817,019	$5,917	$822,936	$113,718
Net income (loss)	—	—	—	68,881	—	—	—	68,881	115	68,996	(4,173)
Foreign currency translation adjustments	—	—	—	—	211	—	—	211	—	211	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	(836)	(836)	854
Cash dividends declared ($3.30 per common share)	—	—	—	(25,131)	—	—	—	(25,131)	—	(25,131)	—
Repurchases of common shares	(51,840)	—	—	—	—	51,840	(10,000)	(10,000)	—	(10,000)	—
Issuance of common shares related to employee stock transactions	125,072	2	(2)	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(13,222)	—	—	—	—	(13,222)		(13,222)	—
Stock-based compensation	—	—	13,755	—	—	—	—	13,755	—	13,755	—
Balances at June 30, 2023	7,254,786	$122	$1,286,775	$174,011	$(147)	4,903,533	$(609,248)	$851,513	$5,196	$856,709	$110,399

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
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Investment Management Fees by Source
The following table summarizes investment management fees by source:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Investment management fees
Open-end funds	$78,161	$84,875	$149,427	$182,252
Closed-end funds	14,674	16,174	29,352	33,114
Retail separate accounts	42,803	45,312	82,882	94,915
Institutional accounts	44,341	38,663	82,796	81,560
Total investment management fees	$179,979	$185,024	$344,457	$391,841

4. Acquisitions
AlphaSimplex Group, LLC
On April 1, 2023, the Company completed the acquisition of AlphaSimplex Group, LLC ("AlphaSimplex"), which was accounted for in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805"). The total purchase price paid of $113.4 million was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. Goodwill of $48.3 million and intangible assets of $55.4 million were recorded for the acquisition. The Company expects $103.7 million of the purchase price, related to goodwill and intangibles, to be tax deductible over 15 years. The transaction consideration allocation is based upon preliminary information and is subject to change if additional information becomes available. The final fair value of the net assets acquired may result in adjustments to certain assets and liabilities, including goodwill. The revenues and operating income of AlphaSimplex were not material to the Company's results of operations for the three and six months ended June 30, 2023.

The following table summarizes the identified acquired assets and liabilities assumed as of the AlphaSimplex acquisition date:

April 1, 2023
(in thousands)
Assets:
Cash and cash equivalents	$4,395
Investments	8,567
Accounts receivable	5,422
Furniture, equipment and leasehold improvements	4,161
Intangible assets	55,400
Goodwill	48,262
Other assets	9,126
Total Assets	135,333
Liabilities
Accounts payable and accrued liabilities	21,939
Total Liabilities	21,939
Total Net Assets Acquired	$113,394

Identifiable Intangible Assets Acquired
In connection with the allocation of the AlphaSimplex purchase price, the Company identified the following intangible assets:

	April 1, 2023
	Approximate Fair Value (in thousands)	Weighted Average of Useful Life (in years)
Definite-lived intangible assets:
Investment management agreements	52,000	10.5
Trade names	3,400	9.0
Total definite-lived intangible assets	$55,400
The fair value of investment management agreements was estimated using a discounted cash flow method and the fair value of the trade names was estimated using a royalty savings method, each of which was prepared with the assistance of an independent valuation firm and approved by management.

Stone Harbor Investment Partners
On January 1, 2022, the Company acquired Stone Harbor Investment Partners, LLC ("Stone Harbor"), which was accounted for in accordance with ASC 805. The total purchase price of $30.1 million was allocated to the assets acquired and liabilities assumed, based upon their estimated fair values at the date of the acquisition, as well as goodwill of $10.3 million and definite-lived intangible assets of $10.8 million.

5. Goodwill and Intangible Assets, Net
Activity in goodwill was as follows:

(in thousands)
Balance at December 31, 2022	$348,836
Acquisitions	48,262
Balance at June 30, 2023	$397,098

Below is a summary of intangible assets, net:

	Definite-Lived			Indefinite-Lived	Total
(in thousands)	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balances at December 31, 2022	$756,028	$(355,807)	$400,221	$42,298	$442,519
Additions	55,400	—	55,400	—	55,400
Intangible amortization	—	(30,136)	(30,136)	—	(30,136)
Balances at June 30, 2023	$811,428	$(385,943)	$425,485	$42,298	$467,783

Definite-lived intangible asset amortization for the remainder of fiscal year 2023 and succeeding fiscal years is estimated as follows:

Fiscal Year	Amount (in thousands)
Remainder of 2023	$30,890
2024	56,739
2025	51,971
2026	50,991
2027	47,890
2028 and thereafter	187,004
Total	$425,485

6. Investments
Investments consist primarily of investments in the Company's sponsored products. The Company's investments, excluding the assets of consolidated investment products ("CIP") discussed in Note 16, at June 30, 2023 and December 31, 2022 were as follows:

(in thousands)	June 30, 2023	December 31, 2022
Investment securities - fair value	$89,311	$76,999
Equity method investments (1)	22,517	11,448
Nonqualified retirement plan assets	11,499	10,154
Other investments	12	1,729
Total investments	$123,339	$100,330
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

Investment Securities - fair value
Investment securities - fair value consist of investments in the Company's sponsored funds and separately managed accounts. The composition of the Company’s investment securities - fair value was as follows:

	June 30, 2023		December 31, 2022
(in thousands)	Cost	Fair Value	Cost	Fair Value
Investment Securities - fair value
Sponsored funds	$77,563	$73,381	$67,472	$62,744
Equity securities	13,724	15,930	13,440	14,255
Total investment securities - fair value	$91,287	$89,311	$80,912	$76,999

For the three and six months ended June 30, 2023, the Company recognized net realized gains of $0.8 million and $2.2 million, respectively, related to its investment securities - fair value. For the three and six months ended June 30, 2022, the Company recognized net realized losses of $0.1 million and $30.0 thousand, respectively, related to its investment securities - fair value.

7. Fair Value Measurements
The Company’s assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of CIP discussed in Note 16, as of June 30, 2023 and December 31, 2022 by fair value hierarchy level were as follows:

June 30, 2023

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$163,053	$—	$—	$163,053
Investment securities - fair value
Sponsored funds	73,381	—	—	73,381
Equity securities	15,930	—	—	15,930
Nonqualified retirement plan assets	11,499	—	—	11,499
Total assets measured at fair value	$263,863	$—	$—	$263,863

Liabilities
Contingent consideration	$—	$—	$54,910	$54,910
Total liabilities measured at fair value	$—	$—	$54,910	$54,910

December 31, 2022

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$287,126	$—	$—	$287,126
Investment securities - fair value
Sponsored funds	62,744	—	—	62,744
Equity securities	14,255	—	—	14,255
Nonqualified retirement plan assets	10,154	—	—	10,154
Total assets measured at fair value	$374,279	$—	$—	$374,279

Liabilities
Contingent consideration	$—	$—	$78,100	$78,100
Total liabilities measured at fair value	$—	$—	$78,100	$78,100

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

Contingent consideration represents liabilities associated with the Company's business combinations. The estimated fair values are measured with simulation models using unobservable market data inputs prepared with the assistance of an independent valuation firm. These liabilities are categorized as Level 3.

Cash, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments.

The following table presents a reconciliation of beginning and ending balances of recurring fair value measurements classified as Level 3:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Contingent consideration, beginning of period	$61,710	$70,080	$78,100	$88,400
Additions for acquisition	—	—	—	1,200
Reduction for payments made	—	—	(16,390)	(19,520)
Increase (reduction) of liability related to re-measurement of fair value	(6,800)	2,900	(6,800)	2,900
Contingent consideration, end of period	$54,910	$72,980	$54,910	$72,980

8. Equity Transactions
Dividends Declared
On May 17, 2023, the Company declared a quarterly cash dividend of $1.65 per common share to be paid on August 15, 2023 to stockholders of record at the close of business on July 31, 2023.

Common Stock Repurchases
During the three and six months ended June 30, 2023, the Company repurchased 51,840 common shares at a weighted average price of $192.87 per share, for a total cost, including fees and expenses, of $10.0 million under its share repurchase program. As of June 30, 2023, 776,512 shares remained available for repurchase. Under the terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

9. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component were as follows:

	Six Months Ended June 30,
(in thousands)	2023	2022
Foreign currency translation adjustments, beginning of period	$(358)	$20
Net current-period other comprehensive income (loss) (1)	211	(287)
Foreign currency translation adjustments, end of period	$(147)	$(267)
(1)     Consists of foreign currency translation adjustments, net of tax of $(77) and $249 for the six months ended June 30, 2023 and 2022, respectively.

10. Stock-Based Compensation
Equity-based awards, including restricted stock units ("RSUs"), performance stock units ("PSUs"), stock options and unrestricted shares of common stock, may be granted to officers, employees and directors of the Company pursuant to the Company's Omnibus Incentive and Equity Plan (the "Omnibus Plan"). At June 30, 2023, 480,249 shares of common stock remained available for issuance of the 3,370,000 shares that are authorized for issuance under the Omnibus Plan.

Stock-based compensation expense is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Stock-based compensation expense	$6,655	$4,572	$12,404	$14,119

Restricted Stock Units
Each RSU entitles the holder to one share of common stock when the restriction expires. RSUs may be time-vested or performance-contingent (PSUs) that convert into RSUs after performance measurement is complete and generally vest in one to three years. Shares that are issued upon vesting are newly issued shares from the Omnibus Plan and are not issued from treasury stock.

RSU activity, inclusive of PSUs, for the six months ended June 30, 2023 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	377,087	$178.21
Granted	202,882	$159.36
Forfeited	(32,555)	$140.35
Settled	(196,757)	$118.47
Outstanding at June 30, 2023	350,657	$204.34

For the six months ended June 30, 2023 and 2022, a total of 76,452 and 72,043 RSUs, respectively, were withheld by the Company as a result of net share settlements to settle minimum employee tax withholding obligations. The Company paid $13.2 million and $15.3 million for the six months ended June 30, 2023 and 2022, respectively, in minimum employee tax withholding obligations related to RSUs withheld for the net share settlements. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

During the six months ended June 30, 2023, the Company granted 44,583 PSUs that contain performance-based metrics in addition to a service condition. Compensation expense for PSUs is generally recognized over a three-year service period based upon the value determined using a combination of (i) the intrinsic value method for awards that contain a performance metric that represents a "performance condition" in accordance with ASC 718, Stock Compensation ("ASC 718") and (ii) the Monte Carlo simulation valuation model for awards that contain a "market condition" performance metric under ASC 718. Compensation expense for PSU awards that contain a market condition is fixed at the date of grant and will not be adjusted in future periods based upon the achievement of the market condition. Compensation expense for PSU awards with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period.

As of June 30, 2023, unamortized stock-based compensation expense for unvested RSUs and PSUs was $39.3 million with a weighted-average remaining contractual life of 1.5 years.

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

The computation of basic and diluted EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Net Income (Loss)	$30,180	$14,259	$64,823	$53,378
Noncontrolling interests	77	3,143	4,058	(2,917)
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$30,257	$17,402	$68,881	$50,461
Shares:
Basic: Weighted-average number of shares outstanding	7,308	7,449	7,277	7,496
Plus: Incremental shares from assumed conversion of dilutive instruments	77	158	121	225
Diluted: Weighted-average number of shares outstanding	7,385	7,607	7,398	7,721
Earnings (Loss) per Share—Basic	$4.14	$2.34	$9.47	$6.73
Earnings (Loss) per Share—Diluted	$4.10	$2.29	$9.31	$6.54

The following table details the securities that have been excluded from the above computation of weighted-average number of shares for diluted EPS, because the effect would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Restricted stock units	36	84	36	24
Total anti-dilutive securities	36	84	36	24

12. Income Taxes
In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances at each interim period. On a quarterly basis, the estimated annual effective tax rate is adjusted, as appropriate, based upon changes in facts and circumstances, if any, compared to those forecasted at the beginning of the fiscal year and at each interim period thereafter.

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 23.2% and 38.4% for the six months ended June 30, 2023 and 2022, respectively. The lower estimated effective tax rate for the six months ended June 30, 2023 was primarily due to excess tax benefits associated with stock-based compensation and the change in valuation allowances in the current year related to the tax effects of unrealized gains on certain Company investments. The higher effective tax rate in the prior year period was due to valuation allowances recorded for the tax effects of unrealized losses on certain Company investments.

13. Debt
Credit Agreement
The Company's credit agreement, most recently amended on June 20, 2023, changing the base interest rate from LIBOR to SOFR, (the "Credit Agreement"), comprises (i) a $275.0 million term loan with a seven-year term (the "Term Loan") expiring in September 2028, and (ii) a $175.0 million revolving credit facility with a five-year term expiring in September 2026. During the six months ended June 30, 2023, the Company repaid $1.4 million outstanding under its Term Loan. At June 30, 2023, $260.2 million was outstanding under the Term Loan. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented on the Condensed Consolidated Balance Sheet net of related debt issuance costs, which were $6.0 million as of June 30, 2023. On April 3, 2023, the Company borrowed $50.0 million under the revolving credit facility to partially finance its acquisition of AlphaSimplex, $40.0 million of which was outstanding at June 30, 2023 (see Note 4 for further information). On August 4, 2023, the Company repaid $20.0 million outstanding under the credit facility.

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

Redeemable noncontrolling interests for the six months ended June 30, 2023 included the following amounts:

(in thousands)	CIP	Affiliate Noncontrolling Interests	Total
Balances at December 31, 2022	$18,268	$95,450	$113,718
Net income (loss) attributable to noncontrolling interests	1,014	3,461	4,475
Changes in redemption value (1)	—	(8,648)	(8,648)
Total net income (loss) attributable to noncontrolling interests	1,014	(5,187)	(4,173)
Net subscriptions (redemptions) and other	3,527	(2,673)	854
Balances at June 30, 2023	$22,809	$87,590	$110,399
(1)     Relates to noncontrolling interests redeemable at other than fair value.

16. Consolidation
The condensed consolidated financial statements include the accounts of the Company, its subsidiaries and investment products that are consolidated. Voting interest entities ("VOE") are consolidated when the Company is considered to have a controlling financial interest, which is typically present when the Company owns a majority of the voting interest in an entity or otherwise has the power to govern the financial and operating policies of the entity.

The Company evaluates any variable interest entity ("VIE") in which the Company has a variable interest for consolidation. A VIE is an entity in which either (i) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support, or (ii) where as a group, the holders of the equity investment at risk do not possess any one of the following: (a) the power through voting or similar rights to direct the activities that most significantly impact the entity's economic performance, (b) the obligation to absorb expected losses or the right to receive expected residual returns of the entity, or (c) proportionate voting and economic interests and where substantially all of the entity's activities either involve or are conducted on behalf of an investor with disproportionately fewer voting rights. If an entity has any of these characteristics, it is considered a VIE and is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that has both the power to direct the activities that most significantly impact the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

In the normal course of its business, the Company sponsors various investment products, some of which are consolidated by the Company. CIP includes both VOEs, made up primarily of open-end funds in which the Company holds a controlling financial interest, and VIEs, which consist of collateralized loan obligations ("CLO") and certain global and private funds of which the Company is considered the primary beneficiary. The consolidation and deconsolidation of these investment products have no impact on net income (loss) attributable to Virtus Investment Partners, Inc. The Company's risk with respect to these investment products is limited to its beneficial interests in these products. The Company has no right to the benefits from, and does not bear the risks associated with, these investment products beyond the Company's investments in, and fees generated from, these products.

The following table presents the balances of CIP that, after intercompany eliminations, were reflected on the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022:

	As of
	June 30, 2023			December 31, 2022
	VOEs	VIEs		VOEs	VIEs
(in thousands)		CLOs	Other		CLOs	Other
Cash and cash equivalents	$906	$153,549	$1,762	$1,153	$249,003	$789
Investments	23,222	1,933,812	67,952	24,669	2,106,764	58,680
Other assets	180	23,545	1,555	295	43,993	1,157
Notes payable	—	(1,911,579)	—	—	(2,083,314)	—
Securities purchased payable and other liabilities	(662)	(108,794)	(807)	(573)	(230,141)	(183)
Noncontrolling interests	(7,816)	(5,196)	(14,993)	(7,879)	(5,917)	(10,389)
Net interests in CIP	$15,830	$85,337	$55,469	$17,665	$80,388	$50,054

Consolidated CLOs
The majority of the Company's CIP that are VIEs are CLOs. At June 30, 2023, the Company consolidated seven CLOs. The financial information of certain CLOs is included on the Company's condensed consolidated financial statements on a one-month lag based upon the availability of their financial information. A majority-owned consolidated private fund, whose primary purpose is to invest in CLOs for which the Company serves as the collateral manager, is also included.

Investments of CLOs
The CLOs held investments of $1.9 billion at June 30, 2023 consisting of bank loan investments that comprise the majority of the CLOs' portfolio asset collateral and are senior secured corporate loans across a variety of industries. These bank loan investments mature at various dates between 2023 and 2032 and pay interest at LIBOR or SOFR plus a spread of up to 9.0%. The CLOs may elect to reinvest any prepayments received on bank loan investments up until the periods between October 2019 and October 2026, depending on the CLO. Generally, subsequent prepayments received after the reinvestment period must be used to pay down the note obligations. At June 30, 2023, the fair value of the senior bank loans was less than the unpaid principal balance by $154.4 million. At June 30, 2023, there were no material collateral assets in default.

Notes Payable of CLOs
The CLOs held notes payable with a total value, at par, of $2.2 billion at June 30, 2023, consisting of senior secured floating rate notes payable with a par value of $2.0 billion and subordinated notes with a par value of $261.2 million. These note obligations bear interest at variable rates based on LIBOR plus a pre-defined spread ranging from 0.8% to 9.1%. The principal amounts outstanding of these note obligations mature on dates ranging from October 2027 to October 2034.

The Company's beneficial interests and maximum exposure to loss related to these consolidated CLOs is limited to (i) ownership in the subordinated notes, and (ii) accrued management fees. The secured notes of the consolidated CLOs have contractual recourse only to the related assets of the CLO and are classified as financial liabilities. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative prescribed by ASU 2014-13,

Consolidation (Topic 810) ("ASU 2014-13") results in the net assets of the consolidated CLOs shown above to be equivalent to the beneficial interests retained by the Company at June 30, 2023, as shown in the table below:

(in thousands)
Subordinated notes	$82,971
Accrued investment management fees	2,366
Total Beneficial Interests	$85,337

The following table represents income and expenses of the consolidated CLOs included on the Company’s Condensed Consolidated Statements of Operations for the period indicated:

Six Months Ended June 30, 2023
(in thousands)
Income:
Realized and unrealized gain (loss), net	$(4,326)
Interest income	91,682
Total Income	87,356

Expenses:
Other operating expenses	810
Interest expense	73,935
Total Expense	74,745
Noncontrolling interests	(115)
Net Income (Loss) Attributable to CLOs	$12,496

As summarized in the table below, the application of the measurement alternative as prescribed by ASU 2014-13 results in the consolidated net income summarized above to be equivalent to the Company’s own economic interests in the consolidated CLOs, which are eliminated upon consolidation:

Six Months Ended June 30, 2023
(in thousands)
Distributions received and unrealized gains (losses) on the subordinated notes held by the Company	$7,952
Investment management fees	4,544
Total Economic Interests	$12,496

Fair Value Measurements of CIP
The assets and liabilities of CIP measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 by fair value hierarchy level were as follows:

As of June 30, 2023

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$153,549	$—	$—	$153,549
Debt investments	278	1,952,096	42,175	1,994,549
Equity investments	27,439	1,633	1,365	30,437
Total assets measured at fair value	$181,266	$1,953,729	$43,540	$2,178,535
Liabilities
Notes payable	$—	$1,911,579	$—	$1,911,579
Short sales	511	—	—	511
Total liabilities measured at fair value	$511	$1,911,579	$—	$1,912,090

As of December 31, 2022

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$249,003	$—	$—	$249,003
Debt investments	243	2,119,082	42,246	2,161,571
Equity investments	25,003	2,204	1,335	28,542
Total assets measured at fair value	$274,249	$2,121,286	$43,581	$2,439,116
Liabilities
Notes payable	$—	$2,083,314	$—	$2,083,314
Short sales	414	—	—	414
Total liabilities measured at fair value	$414	$2,083,314	$—	$2,083,728

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

The securities purchased payable at June 30, 2023 and December 31, 2022 approximated fair value due to the short-term nature of the instruments.

The following table is a reconciliation of assets of CIP for Level 3 investments for which significant unobservable inputs were used to determine fair value:

	Six Months Ended June 30,
(in thousands)	2023	2022
Balance at beginning of period	$43,581	$3,157
Realized gains (losses), net	(3,299)	27
Change in unrealized gains (losses), net	2,656	(930)
Purchases	2,903	—
Amortization	176	(9)
Sales	(7,231)	(2,135)
Transfers to Level 2	(48,337)	(36,833)
Transfers from Level 2	53,091	68,480
Balance at end of period (1)	$43,540	$31,757

(1)The investments that are categorized as Level 3 were valued utilizing third-party pricing information without adjustment. Transfers in and/or out of levels are reflected when significant inputs, including market inputs or performance attributes, used for the fair value measurement become observable/unobservable at period end.

Nonconsolidated VIEs
The Company serves as the collateral manager for other CLOs that are not consolidated. The assets and liabilities of these CLOs reside in bankruptcy remote, special purpose entities in which the Company has no ownership of, nor holds any notes issued by, the CLOs, and provides neither recourse nor guarantees. The Company has determined that the investment management fees it receives for serving as collateral manager for these CLOs did not represent a variable interest as (i) the fees the Company earns are compensation for services provided and are commensurate with the level of effort required to provide the investment management services, (ii) the Company does not hold other interests in the CLOs that individually, or in the aggregate, would absorb more than an insignificant amount of the CLOs' expected losses or receive more than an insignificant amount of the CLOs' expected residual return, and (iii) the investment management arrangement only includes terms, conditions and amounts that are customarily present in arrangements for similar services negotiated at arm's length.

The Company has interests in certain other VIEs that the Company does not consolidate as it is not the primary beneficiary since its interest in these entities does not provide the Company with the power to direct the activities that most significantly impact the entities' economic performance. At June 30, 2023, the carrying value and maximum risk of loss related to the Company's interest in these VIEs was $25.4 million.

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

We offer investment strategies for individual and institutional investors in different investment products and through multiple distribution channels. Our investment strategies are available in a diverse range of styles and disciplines, managed by differentiated investment managers. We have offerings in various asset classes (equity, fixed income, multi-asset and alternatives), geographies (domestic, global, international and emerging), market capitalizations (large, mid and small), styles (growth, core and value) and investment approaches (fundamental and quantitative). Our retail products include open-end funds, closed-end funds and retail separate accounts. Our institutional products are offered through separate accounts and pooled or commingled structures to a variety of institutional clients. We also provide subadvisory services to other investment advisers and serve as the collateral manager for structured products.

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

Our institutional distribution resources include affiliate specific sales teams primarily focused on the U.S. market, supported by shared consultant relation support and non-U.S. institutional distribution. Our institutional products are marketed through relationships with consultants as well as directly to clients. We target key market segments, including foundations and endowments, corporations, public and private pension plans, sovereign wealth funds and subadvisory relationships.

Financial Highlights
▪Net income per diluted share was $4.10 in the second quarter of 2023, an increase of $1.81, or 79.0%, compared to net income per diluted share of $2.29 in the second quarter of 2022.
▪Total sales were $7.6 billion in the second quarter of 2023, a decrease of $0.3 billion, or 3.9%, from $7.9 billion in the second quarter of 2022. Net flows were breakeven in the second quarter of 2023 compared to net outflows of $4.8 billion in the second quarter of 2022.
▪Assets under management were $168.3 billion at June 30, 2023, an increase of $12.9 billion, or 8.3%, from June 30, 2022.

AlphaSimplex
On April 1, 2023, the Company completed the acquisition of AlphaSimplex Group, LLC ("AlphaSimplex") for $113.4 million in cash at closing, including $50.0 million drawn from the Company's revolving credit facility. In June 2023, the Company repaid $10.0 million of the amount drawn on the credit facility. On August 4, 2023, the Company repaid an additional $20.0 million of the amount drawn on the credit facility.

Assets Under Management
At June 30, 2023, total assets under management were $168.3 billion, representing an increase of $12.9 billion, or 8.3%, from June 30, 2022, and an increase of $18.9 billion, or 12.7%, from December 31, 2022. The increase from June 30, 2022 was due to $16.3 billion of positive market performance and $7.8 billion from the acquisition of AlphaSimplex, partially offset by $8.6 billion of net outflows. The increase from December 31, 2022 was due to $14.1 billion in positive market performance and $7.8 billion from the acquisition of AlphaSimplex partially offset by $1.9 billion of net outflows.

Assets Under Management by Product
The following table summarizes our assets under management by product:

	As of June 30,		Change
(in millions)	2023	2022	$	%
Open-End Funds (1)	$56,828	$59,479	$(2,651)	(4.5)%
Closed-End Funds	10,166	10,645	(479)	(4.5)%
Retail Separate Accounts	38,992	35,248	3,744	10.6%
Institutional Accounts (2)	62,330	50,048	12,282	24.5%
Total	$168,316	$155,420	$12,896	8.3%
Average Assets Under Management (3)	$157,675	$180,743	$(23,068)	(12.8)%
(1)Represents assets under management of U.S. retail funds, global funds, ETFs and variable insurance funds.
(2)Represents assets under management of institutional separate and commingled accounts including structured products.
(3)Averages are calculated as follows:
–Funds - average daily or weekly balances
–Retail Separate Accounts - prior-quarter ending balances
–Institutional Accounts - average of month-end balances

Asset Flows by Product
The following table summarizes asset flows by product:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Open-End Funds (1)
Beginning balance	$53,865	$73,149	$53,000	$78,706
Inflows	2,550	3,120	5,561	8,076
Outflows	(4,692)	(7,643)	(9,484)	(16,021)
Net flows	(2,142)	(4,523)	(3,923)	(7,945)
Market performance	2,163	(9,000)	4,934	(15,907)
Other (2)	2,942	(147)	2,817	4,625
Ending balance	$56,828	$59,479	$56,828	$59,479
Closed-End Funds
Beginning balance	$10,358	$12,060	$10,361	$12,068
Inflows	20	24	24	32
Outflows	—	—	—	—
Net flows	20	24	24	32
Market performance	(1)	(1,250)	204	(1,446)
Other (2)	(211)	(189)	(423)	(9)
Ending balance	$10,166	$10,645	$10,166	$10,645
Retail Separate Accounts
Beginning balance	$37,397	$40,824	$35,352	$44,538
Inflows	1,346	1,288	2,713	3,310
Outflows	(1,434)	(1,977)	(2,722)	(3,371)
Net flows	(88)	(689)	(9)	(61)
Market performance	1,683	(4,887)	3,649	(9,229)
Other (2)	—	—	—	—
Ending balance	$38,992	$35,248	$38,992	$35,248
Institutional Accounts (3)
Beginning balance	$53,229	$57,309	$50,663	$51,874
Inflows	3,660	3,452	5,512	5,901
Outflows	(1,478)	(3,032)	(3,525)	(4,655)
Net flows	2,182	420	1,987	1,246
Market performance	2,440	(7,657)	5,346	(12,669)
Other (2)	4,479	(24)	4,334	9,597
Ending balance	$62,330	$50,048	$62,330	$50,048
Total
Beginning balance	$154,849	$183,342	$149,376	$187,186
Inflows	7,576	7,884	13,810	17,319
Outflows	(7,604)	(12,652)	(15,731)	(24,047)
Net flows	(28)	(4,768)	(1,921)	(6,728)
Market performance	6,285	(22,794)	14,133	(39,251)
Other (2)	7,210	(360)	6,728	14,213
Ending balance	$168,316	$155,420	$168,316	$155,420
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
(3)Represents assets under management of institutional separate and commingled accounts including structured products.

Assets Under Management by Asset Class
The following table summarizes assets under management by asset class:

	As of June 30,		Change		% of Total
(in millions)	2023	2022	$	%	2023	2022
Asset Class
Equity	$91,211	$84,754	$6,457	7.6%	54.2%	54.6%
Fixed income	38,361	39,322	(961)	(2.4)%	22.8%	25.3%
Multi-asset (1)	20,914	20,261	653	3.2%	12.4%	13.0%
Alternatives (2)	17,830	11,083	6,747	60.9%	10.6%	7.1%
Total	$168,316	$155,420	$12,896	8.3%	100.0%	100.0%

(1)     Consists of strategies and client accounts with substantial holdings in at least two of the following asset classes: equity, fixed income, and alternatives.
(2)     Consists of managed futures, event-driven, real estate securities, infrastructure, long/short, and other strategies.

Average Assets Under Management and Average Fees Earned
The following table summarizes the average management fees earned in basis points and average assets under management:

	Three Months Ended June 30,
	Average Fee Earned (expressed in basis points)		Average Assets Under Management (in millions) (3)
	2023	2022	2023	2022
Products
Open-End Funds (1)	49.3	46.2	$56,120	$65,592
Closed-End Funds	57.6	56.9	10,224	11,405
Retail Separate Accounts	44.1	42.9	37,397	40,824
Institutional Accounts (2)	31.6	30.6	59,248	53,560
All Products	42.2	41.2	$162,989	$171,381

	Six Months Ended June 30,
	Average Fee Earned (expressed in basis points)		Average Assets Under Management (in millions) (3)
	2023	2022	2023	2022
Products
Open-End Funds (1)	48.5	46.3	$55,131	$70,564
Closed-End Funds	57.3	57.6	$10,323	$11,583
Retail Separate Accounts	44.2	43.2	$36,375	$42,681
Institutional Accounts (2)	31.7	31.1	$55,846	$55,915
All Products	42.1	41.6	$157,675	$180,743

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

The average fee rate earned on all products for the three and six months ended June 30, 2023 increased by 1.0 basis points and 0.5 basis points, respectively, compared to the same periods in the prior year primarily due to the addition of alternative strategies with higher fee rates from the AlphaSimplex acquisition.

Results of Operations
Summary Financial Data

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2023	2022	$	%	2023	2022	$	%
Investment management fees	$179,979	$185,024	$(5,045)	(2.7)%	$344,457	$391,841	$(47,384)	(12.1)%
Other revenue	33,557	40,283	(6,726)	(16.7)%	66,953	85,906	(18,953)	(22.1)%
Total revenues	213,536	225,307	(11,771)	(5.2)%	411,410	477,747	(66,337)	(13.9)%
Total operating expenses	174,490	168,637	5,853	3.5%	343,785	355,525	(11,740)	(3.3)%
Operating income (loss)	39,046	56,670	(17,624)	(31.1)%	67,625	122,222	(54,597)	(44.7)%
Other income (expense), net	(3,566)	(31,631)	28,065	(88.7)%	1,357	(47,670)	49,027	(102.8)%
Interest income (expense), net	5,610	5,700	(90)	(1.6)%	15,454	12,041	3,413	28.3%
Income (loss) before income taxes	41,090	30,739	10,351	33.7%	84,436	86,593	(2,157)	(2.5)%
Income tax expense (benefit)	10,910	16,480	(5,570)	(33.8)%	19,613	33,215	(13,602)	(41.0)%
Net income (loss)	30,180	14,259	15,921	111.7%	64,823	53,378	11,445	21.4%
Noncontrolling interests	77	3,143	(3,066)	(97.6)%	4,058	(2,917)	6,975	(239.1)%
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$30,257	$17,402	$12,855	73.9%	$68,881	$50,461	$18,420	36.5%
Earnings (loss) per share-diluted	$4.10	$2.29	$1.81	79.0%	$9.31	$6.54	$2.77	42.4%
In the second quarter of 2023, total revenues decreased 5.2% to $213.5 million from $225.3 million in the second quarter of 2022, primarily as a result of lower average assets under management due to net outflows partially offset by the addition of AlphaSimplex. Operating income decreased $17.6 million to $39.0 million in the second quarter of 2023 compared to $56.7 million in the second quarter of 2022, due primarily to the aforementioned lower revenue and increased operating expenses due to the addition of AlphaSimplex.

Revenues
Revenues by source were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2023	2022	$	%	2023	2022	$	%
Investment management fees
Open-end funds	$78,161	$84,875	$(6,714)	(7.9)%	$149,427	$182,252	$(32,825)	(18.0)%
Closed-end funds	14,674	16,174	(1,500)	(9.3)%	29,352	33,114	(3,762)	(11.4)%
Retail separate accounts	42,803	45,312	(2,509)	(5.5)%	82,882	94,915	(12,033)	(12.7)%
Institutional accounts	44,341	38,663	5,678	14.7%	82,796	81,560	1,236	1.5%
Total investment management fees	179,979	185,024	(5,045)	(2.7)%	344,457	391,841	(47,384)	(12.1)%
Distribution and service fees	14,132	17,159	(3,027)	(17.6)%	28,285	37,166	(8,881)	(23.9)%
Administration and shareholder service fees	18,240	21,982	(3,742)	(17.0)%	36,599	46,326	(9,727)	(21.0)%
Other income and fees	1,185	1,142	43	3.8%	2,069	2,414	(345)	(14.3)%
Total revenues	$213,536	$225,307	$(11,771)	(5.2)%	$411,410	$477,747	$(66,337)	(13.9)%

Investment Management Fees
Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payments. Investment management fees decreased by $5.0 million, or 2.7%, and $47.4 million, or 12.1%, for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year due primarily to lower average assets under management, partially offset by the addition of AlphaSimplex.

Distribution and Service Fees
Distribution and service fees are sales- and asset-based fees earned from open-end funds for marketing and distribution services. Distribution and service fees decreased by $3.0 million, or 17.6%, and $8.9 million, or 23.9%, for the for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year, primarily due to lower sales and assets for open-end funds in share classes that have sales- and asset-based distribution and service fees.

Administration and Shareholder Service Fees
Administration and shareholder service fees represent fees earned for fund administration and shareholder services from our U.S. retail funds and certain of our closed-end funds. Fund administration and shareholder service fees decreased by $3.7 million, or 17.0%, and $9.7 million, or 21.0%, for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily due to the decrease in average assets under management for our open-end funds during the periods as a result of market performance and net outflows.

Other Income and Fees
Other income and fees primarily represent fees related to other fee-earning assets and contingent sales charges earned from investor redemptions of certain shares sold without a front-end sales charge. Other income and fees remained consistent for the three and six months ended June 30, 2023 compared to the same periods in the prior year.

Operating Expenses
Operating expenses by category were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2023	2022	$	%	2023	2022	$	%
Operating expenses
Employment expenses	$104,694	$89,360	$15,334	17.2%	$203,308	$195,353	$7,955	4.1%
Distribution and other asset-based expenses	25,460	28,583	(3,123)	(10.9)%	49,175	61,429	(12,254)	(19.9)%
Other operating expenses	33,483	31,559	1,924	6.1%	64,213	63,271	942	1.5%
Other operating expenses of CIP	360	649	(289)	(44.5)%	1,060	1,389	(329)	(23.7)%
Change in fair value of contingent consideration	(6,800)	2,900	(9,700)	(334.5)%	(6,800)	2,900	(9,700)	(334.5)%
Depreciation expense	1,485	962	523	54.4%	2,630	1,897	733	38.6%
Amortization expense	15,808	14,624	1,184	8.1%	30,199	29,286	913	3.1%
Total operating expenses	$174,490	$168,637	$5,853	3.5%	$343,785	$355,525	$(11,740)	(3.3)%

Employment Expenses
Employment expenses consist of fixed and variable compensation and related employee benefit costs. Employment expenses for the three and six months ended June 30, 2023 were $104.7 million and $203.3 million, respectively, which represented an increase of $15.3 million, or 17.2%, and $8.0 million, or 4.1%, respectively, compared to the same periods in the prior year. The increase was primarily due to the addition of AlphaSimplex, which includes retention payments to employees as part of the transaction consideration that were classified as compensation expense.

Distribution and Other Asset-Based Expenses
Distribution and other asset-based expenses consist primarily of payments to third-party client intermediaries for providing services to investors in sponsored investment products. These payments are primarily based on assets under management. Distribution and other asset-based expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized on a straight-line basis over the period commissions are recovered from distribution fee revenues and contingent sales charges received upon redemption of shares. During the three and six months ended June 30, 2023, distribution and other asset-based expenses decreased $3.1 million, or 10.9%, and $12.3 million, or 19.9%, respectively, compared to the same periods in the prior year primarily due to a decrease in assets under management in share classes that have asset-based distribution and other asset-based expenses.

Other Operating Expenses
Other operating expenses primarily consist of investment research and technology costs, professional fees, travel-and distribution-related costs, rent and occupancy expenses, and other business costs. Other operating expenses increased $1.9 million, or 6.1%, and $0.9 million, or 1.5%, for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily due to the addition of AlphaSimplex.

Other Operating Expenses of CIP
Other operating expenses of CIP remained consistent during the three and six months ended June 30, 2023 compared to the respective periods in the prior year.

Change in Fair Value of Contingent Consideration
Contingent consideration related to the Company's acquisitions are fair valued on each reporting date taking into consideration changes in various estimates, including underlying performance estimates, discount rates and amount of time until the conditions of the contingent payments are achieved. The change in fair value is recorded in the current period as a gain or loss. The $9.7 million change in fair value of contingent consideration for the three and six months ended June 30, 2023 compared to the respective periods in the prior year was primarily attributable to changes in underlying performance estimates and discount rates.

Depreciation Expense
Depreciation expense consists primarily of the straight-line depreciation of furniture, equipment and leasehold improvements. Depreciation expense increased $0.5 million, or 54.4%, and $0.7 million, or 38.6% for the three and six months ended June 30, 2023, respectively, compared to the respective periods in the prior year. The increases are primarily due to the addition of AlphaSimplex, as well as software and equipment purchases made in the current year periods.

Amortization Expense
Amortization expense consists of the amortization of definite-lived intangible assets over their estimated useful lives. Amortization expense increased $1.2 million, or 8.1%, and $0.9 million, or 3.1% for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily due to the addition of AlphaSimplex.

Other Income (Expense)
Other Income (Expense), net by category were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2023	2022	$	%	2023	2022	$	%
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	$1,717	$(10,543)	$12,260	(116.3)%	$4,387	$(13,525)	$17,912	(132.4)%
Realized and unrealized gain (loss) of CIP, net	(4,436)	(21,659)	17,223	(79.5)%	(1,840)	(35,003)	33,163	(94.7)%
Other income (expense), net	(847)	571	(1,418)	(248.3)%	(1,190)	858	(2,048)	(238.7)%
Total Other Income (Expense), net	$(3,566)	$(31,631)	$28,065	(88.7)%	$1,357	$(47,670)	$49,027	(102.8)%

Realized and unrealized gain (loss) on investments, net
Realized and unrealized gain (loss) on investments, net changed during the three and six months ended June 30, 2023 by $12.3 million and $17.9 million, respectively, compared to the same periods in the prior year. The realized and unrealized gains and losses reflect changes in overall market conditions for the respective periods.

Realized and unrealized gain (loss) of CIP, net
Realized and unrealized gain (loss) of CIP, net changed by $17.2 million and $33.2 million during the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year. The change for the three months ended June 30, 2023 consisted primarily of net realized and unrealized gains of $29.7 million due to changes in market values of leveraged loans, partially offset by changes in unrealized losses of $12.5 million related to the value of the notes payable. The change for the six months ended June 30, 2023 consisted primarily of net realized and unrealized gains of $82.9 million due to changes in market values of leveraged loans, partially offset by changes in unrealized losses of $49.7 million related to the value of the notes payable.

Other income (expense), net
Other income (expense), net changed by $1.4 million and $2.0 million during the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily due to equity method investment losses during the current year periods compared to equity method investment gains during the prior-year periods.

Interest Income (Expense)
Interest Income (Expense), net by category were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2023	2022	$	%	2023	2022	$	%
Interest Income (Expense)
Interest expense	$(6,217)	$(2,825)	$(3,392)	120.1%	$(11,222)	$(5,104)	$(6,118)	119.9%
Interest and dividend income	2,675	529	2,146	405.7%	5,913	857	5,056	590.0%
Interest and dividend income of investments of CIP	47,884	22,412	25,472	113.7%	94,698	42,792	51,906	121.3%
Interest expense of CIP	(38,732)	(14,416)	(24,316)	168.7%	(73,935)	(26,504)	(47,431)	179.0%
Total Interest Income (Expense), net	$5,610	$5,700	$(90)	(1.6)%	$15,454	$12,041	$3,413	28.3%

Interest Expense
Interest expense increased $3.4 million, or 120.1%, and $6.1 million, or 119.9% during the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year attributable to higher average interest rates and higher average debt balances during the current year periods.

Interest and Dividend Income
Interest and dividend income increased $2.1 million, or 405.7%, and $5.1 million, or 590.0%, during the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year primarily attributable to higher interest earned on cash balances during the current year periods compared to prior year periods.

Interest and Dividend Income of Investments of CIP
Interest and dividend income of investments of CIP increased $25.5 million, or 113.7%, and $51.9 million, or 121.3%, for the three and six months ended June 30, 2023, respectively, compared to the same period in the prior year. The increases were primarily due to higher average interest rates during the current year periods and the addition of a CLO in the fourth quarter of 2022.

Interest Expense of CIP
Interest expense of CIP represents interest expense on the notes payable of CIP. Interest expense of CIP increased $24.3 million, or 168.7%, and $47.4 million, or 179.0%, for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year. The increases during the three and six months ended June 30, 2023 were primarily due to higher average interest rates and the addition of a CLO in the fourth quarter of 2022.

Income Tax Expense (Benefit)
The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 23.2% and 38.4% for the six months ended June 30, 2023 and 2022, respectively. The lower estimated effective tax rate for the six months ended June 30, 2023 was primarily due to excess tax benefits associated with stock-based compensation and the change in valuation allowances in the current year related to the tax effects of unrealized gains on certain of our investments. The higher effective tax rate in the prior-year period was due to valuation allowances recorded for the tax effects of unrealized losses on certain of our investments.

Liquidity and Capital Resources
Certain Financial Data
The following table summarizes certain financial data relating to our liquidity and capital resources:

	June 30, 2023	December 31, 2022	Change
(in thousands)			$	%
Balance Sheet Data
Cash and cash equivalents	$201,462	$338,234	$(136,772)	(40.4)%
Investments	123,339	100,330	23,009	22.9%
Contingent consideration	94,421	128,400	(33,979)	(26.5)%
Debt	294,218	255,025	39,193	15.4%
Redeemable noncontrolling interests	110,399	113,718	(3,319)	(2.9)%
Total equity	856,709	822,936	33,773	4.1%

	Six Months Ended June 30,		Change
(in thousands)	2023	2022	$	%
Cash Flow Data
Provided by (Used in):
Operating activities	$102,088	$37,611	$64,477	171.4%
Investing activities	(123,244)	(24,442)	(98,802)	404.2%
Financing activities	(210,727)	(240,177)	29,450	(12.3)%

Overview
At June 30, 2023, we had $201.5 million of cash and cash equivalents and $123.3 million of investments, which included $89.3 million of investment securities, compared to $338.2 million of cash and cash equivalents and $100.3 million of investments, which included $77.0 million of investment securities, at December 31, 2022.

Uses of Capital
Our main uses of capital related to operating activities comprise employee compensation and related benefit costs, which include annual incentive compensation, other operating expenses, which primarily consist of investment research, technology costs, professional fees, distribution and occupancy costs, interest on our indebtedness and income taxes. Annual incentive compensation, which is one of the largest annual operating cash expenditures, is typically paid in the first quarter of the year. In the first quarters of 2023 and 2022, we paid $142.1 million and $151.6 million, respectively, in incentive compensation earned during the years ended December 31, 2022 and 2021, respectively.

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

Capital and Reserve Requirements
We operate an SEC registered broker-dealer subsidiary that is subject to certain rules regarding minimum net capital. The broker-dealer is required to maintain a ratio of "aggregate indebtedness" to "net capital," as defined, which may not exceed 15 to 1 and must also maintain a minimum amount of net capital. Failure to meet these requirements could result in adverse consequences to us, including additional reporting requirements, a lower required ratio of aggregate indebtedness to net capital, or interruption of our business. At June 30, 2023, the ratio of aggregate indebtedness to net capital of our broker-dealer was below the maximum allowed, and net capital was significantly greater than the required minimum.

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

Operating Cash Flow
Net cash provided by operating activities of $102.1 million for the six months ended June 30, 2023 increased by $64.5 million from net cash provided by operating activities of $37.6 million for the same period in the prior year primarily due to an increase of $77.7 million in net sales of investments by CIP.

Investing Cash Flow
Cash flows from investing activities consist primarily of capital expenditures and other investing activities related to our business operations. Net cash used in investing activities was $123.2 million for the six months ended June 30, 2023 compared to net cash used in investing activities of $24.4 million in the same period for the prior year. The increase in cash used in investing activities during the six months ended June 30, 2023 compared to the prior year period is primarily due to the acquisition of AlphaSimplex.

Financing Cash Flow
Cash flows from financing activities consist primarily of transactions related to our common shares, issuance and repayment of debt by us and CIP, payments of contingent consideration and changes to noncontrolling interests. Net cash used in financing activities decreased by $29.5 million to $210.7 million for the six months ended June 30, 2023 from $240.2 million for the six months ended June 30, 2022. The net change was primarily due to a $60.0 million decrease in share repurchases, an increase of $50.0 million in net borrowings on the credit agreement in the current year and lower contingent consideration payments, partially offset by a $92.3 million increase on the repayment on borrowings of CIP.

Credit Agreement
The Company's credit agreement, most recently amended on June 20, 2023, changing the base interest rate from LIBOR to SOFR, (the "Credit Agreement"), comprises (i) a $275.0 million term loan with a seven-year term (the "Term Loan") expiring in September 2028, and (ii) a $175.0 million revolving credit facility with a five-year term expiring in September 2026. During the six months ended June 30, 2023, the Company repaid $1.4 million outstanding under its Term Loan. At June 30, 2023, $260.2 million was outstanding under the Term Loan. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented on the Condensed Consolidated Balance Sheet net of related debt issuance costs, which were $6.0 million as of June 30, 2023. On April 3, 2023, the Company borrowed $50.0 million under the revolving credit facility to partially finance its acquisition of AlphaSimplex, $40.0 million of which was outstanding at June 30, 2023 (see Note 4 for further information). On August 4, 2023, the Company repaid $20.0 million outstanding under the credit facility.

Critical Accounting Policies and Estimates
Our financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our 2022 Annual Report on Form 10-K. There were no material changes in our critical accounting policies and estimates in the three months ended June 30, 2023.

Recently Issued Accounting Pronouncements
For a discussion of accounting standards, see Note 2 in our condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company is primarily exposed to market risk associated with unfavorable movements in interest rates and securities prices. During the three and six months ended June 30, 2023, there were no material changes to the information contained in Part II, Item 7A of the Company's 2022 Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q.

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

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
An aggregate of 5,680,045 shares of our common stock have been authorized to be repurchased under a share repurchase program since it was initially approved in 2010 by our Board of Directors. As of June 30, 2023, 776,512 shares remained available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price, prevailing market and business conditions, tax and other financial considerations. The program, which has no specified term, may be suspended or terminated at any time.

The following table sets forth information regarding our share repurchases in each month during the quarter ended June 30, 2023.

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
April 1-30, 2023	—	$—	—	828,352
May 1-31, 2023	27,529	$180.57	27,529	800,823
June 1-30, 2023	24,311	$206.79	24,311	776,512
Total	51,840		51,840

(1)Average price paid per share is calculated on a settlement basis and excludes commissions.
(2)The share repurchases above were completed pursuant to a program announced in the fourth quarter of 2010 and most recently expanded in May 2022. This repurchase program is not subject to an expiration date.

Item 5.    Other Information
During the three months ended June 30, 2023, none of the Company's directors or officers (as defined in Rule 16a-1(f)

of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6.    Exhibits

Exhibit Number	Description

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed May 18, 2023)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed May 18, 2023)

10.1
Amendment No. 1, dated June 20, 2023, to the Amended and Restated Credit Agreement, dated as of September 28, 2021, by and among Virtus Investment Partners, Inc. as borrower, Morgan Stanley Senior Funding, Inc. as administrative agent, and the Lenders party thereto.

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2023 and 2022, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022 and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2023

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)